Form 10-K405
period 1998-12-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 1999-03-31
CIK 1059142

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                               OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number:  000-24843

   AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
          (Exact name of registrant as specified in its Agreement of Limited Partnership)

           Delaware                              47-0810385
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

Suite 400, 1004 Farnam Street, Omaha, Nebraska        68102
(Address of principal executive offices)          (Zip Code)

                          (402) 444-1630
      (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

                              None

Securities Registered Pursuant to Section 12(g) of the Act:

     Beneficial Unit Certificates representing assignments of limited partnership interests in the America First Tax Exempt Investors, L.P. (the "BUCs")

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Partnership's BUC's on March 23, 1999, based on the final sales price per BUC as reported in the Wall Street Journal on March 24, 1999, was $61,122,159.

                     DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                              TABLE OF CONTENTS

                                                                           Page


                                    PART I
Item  1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item  2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
Item  3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .   3
Item  4. Submission of Matters to a Vote of Security Holders. . . . . . . .   3

                                   PART II

Item  5. Market for Registrant's Common Equity and
         Related Stockholder Matters. . . . . . . . . . . . . . . . . . . .   4
Item  6. Selected Financial Data. . . . . . . . . . . . . . . . . . . . . .   4
Item  7. Management's Discussion and Analysis of Financial Condition and
         Results of Operations. . . . . . . . . . . . . . . . . . . . . . .   4
Item 7A. Quantitative and Qualitative Disclosures About Market Risk . . . .   4
Item  8. Financial Statements and Supplementary Data. . . . . . . . . . . .  	4
Item  9. Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . .  	4

                                   PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . . . .  	5
Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . .  	6
Item 12. Security Ownership of Certain Beneficial Owners and Management . .  	6
Item 13. Certain Relationships and Related Transactions . . . . . . . . . .  	6

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K .  	7

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  	8

Item 1. Business. America First Tax Exempt Investors, L.P. (the Registrant or the Partnership) was formed on April 2, 1998 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, operating, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. The Registrant's business objectives are to: (i) preserve and protect its capital;
(ii) provide regular cash distributions to investors; and, (iii) provide a potential for an enhanced federally tax-exempt yield as a result of a participation interest in the net cash flow and net capital appreciation of the real estate financed by the tax-exempt bonds held by the Registrant.

As of December 31, 1998, the Partnership had not yet begun its business operations. However, on February 1, 1999, the Partnership merged with America First Tax Exempt Mortgage Fund Limited Partnership (the Prior Partnership). Under the terms of the merger agreement, the Partnership was the surviving partnership and effectively took over the operations of the Prior Partnership as of that date. As of the date of the merger, the assets of the Prior Partnership consisted primarily of seven of tax-exempt mortgage bonds with a carrying value (at estimated fair value) equal to $71,720,000. These tax-exempt mortgage bonds were issued by various state and local housing authorities to provide for the construction and/or permanent financing of seven multifamily housing properties located in five states. Under the terms of the mortgage bonds, the principal amounts do not amortize over their terms. However, the mortgage bonds provide for the payment of base interest to the Partnership and for the payment of contingent interest based upon the amount of net cash flow and net capital appreciation generated by the underlying apartment properties. Therefore, the return to the Partnership from the mortgage bonds depends upon the economic performance of the real estate which collateralizes the mortgage bonds. For this reason, the Partnership's investments are dependent on the economic performance of such real estate and may be considered to be in competition with other income-producing real estate of the same type in the same geographic areas.

A description of the seven tax-exempt mortgage bonds acquired by the Registrant as a result of the merger with the Prior Partnership (and the properties collateralizing such bonds) is set forth below:

                                                                                   Base
                                                     Number        Maturity    Interest
  Property Name                 Location             of Units      Date            Rate
  ------------------------      ----------------     ---------     ---------  ---------
  Arama Apartments              Miami, FL               293        07/01/10        8.5% (1)
  Shoals Crossing               Atlanta, GA             176        12/01/09        8.5% (1)
  Woodbridge Apts. of
  Bloomington III (4)           Bloomington, IN         280        12/01/27        7.5% (2)
  Ashley Pointe at
   Eagle Crest (4)              Evansville, IN          150        12/01/27        7.0% (2)
  Woodbridge Apts. of
    Louisville II (4)           Louisville, KY          190        12/01/27        7.5% (2)
  Northwoods Lake
    Apartments (4)              Duluth, GA              492        09/01/25        7.5% (2)
  Ashley Square                 Des Moines, IA          144        12/01/09        8.5% (1)



 (1) In addition to the base interest rates shown, the bonds bear additional contingent interest as defined in each revenue note which, when combined with the base interest, is limited to a cumulative, noncompounded amount not greater than 16% per annum.

 (2) In addition to the base interest rates shown, the bonds bear additional contingent interest as defined in each revenue note of up to an additional 3.5% per annum that is payable out of 50% (100% in the case of Ashley Pointe and Northwoods Lake Apartments) of the net cash flow generated by the respective property.

The Partnership intends to pursue a business strategy of increasing the number of tax-exempt multifamily mortgage bonds held by it in order to: (i) increase the amount of tax-exempt interest available for distribution to its investors and (ii) reduce risk through asset diversification and achieve economies of scale. Unlike the Prior Partnership, the Registrant has the ability to finance the acquisition of additional tax-exempt mortgage bonds through the issuance of additional Beneficial Unit Certificates (BUCs) representing assigned limited partnership interests and from the sale of senior debt instruments created from its existing portfolio of tax-exempt mortgage bonds. In general, tax-exempt mortgage bonds acquired by the Partnership will be secured by a first mortgage or deed of trust on multifamily real estate. Unlike the Prior Partnership, the Partnership also has the authority to acquire tax-exempt bonds that represent less than 100% of the bonds secured by a particular multifamily property provided that such bonds are rated in one of the highest four rating categories by at least one nationally recognized securities rating agency. Such bonds may not represent more than 25% of the Partnership's assets at the time of acquisition. In addition, the Partnership will be able to acquire bonds secured by multifamily real estate which generate interest that is not exempt from federal income tax. However, such bonds may only be acquired in conjunction with the acquisition of tax-exempt mortgage bonds secured by the same property.

The amount of cash that the Partnership will receive from its mortgage bonds will be a function of the net rental revenues generated by the financed properties. Net rental revenues from a multifamily apartment complex depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

In each city in which the properties financed by the Partnership are located, such properties compete with a substantial number of other apartment complexes. Apartment complexes also compete with single-family housing that is either owned or leased by potential tenants. The principal method of competition is to offer competitive rental rates. Such properties also compete by emphasizing property location, condition and amenities.

The Partnership believes that each of the properties financed by the Partnership is in compliance in all material respects with federal, state and local regulations regarding hazardous waste and other environmental matters and the Partnership is not aware of any environmental contamination at any of such properties that would require any material capital expenditure by the Registrant for the remediation thereof.

The Partnership is engaged solely in the business of providing financing for the acquisition and improvement of multifamily real estate. Accordingly, the presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership has no employees. Certain services are provided to the Partnership by employees of America First Companies L.L.C. which is the general partner of the general partner of the Partnership. America First Companies L.L.C. is reimbursed by the Partnership for such services at cost. The Registrant is not charged, and does not reimburse, for the services performed by managers and officers of America First Companies L.L.C.

Item 2. Properties. As a result of the merger described in Item 1, the Partnership acquired seven tax-exempt mortgage bonds collateralized by first mortgages on multifamily housing properties Properties collateralizing these mortgage bonds are described in the following table:

                                                                                 Average
                                                                  Number     Square Feet
Property Name                           Location                of Units        Per Unit
-----------------------------------     -------------------     --------     -----------
Woodbridge Apts. of Bloomington III     Bloomington, IN              280             892
Ashley Pointe at Eagle Crest            Evansville, IN               150             910
Woodbridge Apts. of Louisville II       Louisville, KY               190             934
Northwoods Lake Apartments              Duluth, GA                   492             964
Ashley Square                           Des Moines, IA               144             963
Shoals Crossing                         Atlanta, GA                  176             926
Arama Apartments                        Miami, FL                    293             562
                                                                --------
                                                                   1,725
                                                                ========

The average annual occupancy rate and average effective rental rate per unit or per square foot for each of the properties for each of the last five years are listed in the following table:

                                                 1998         1997         1996         1995         1994
                                           ----------   ----------   ----------   ----------   ----------
WOODBRIDGE APTS. OF BLOOMINGTON III
Average Occupancy Rate                            95%          90%          95%          93%          96%
Average Effective Annual Rental Per Unit       $7,018       $6,957       $7,251       $6,848       $6,701

ASHLEY POINTE AT EAGLE CREST
Average Occupancy Rate                            99%          99%          96%          96%          93%
Average Effective Annual Rental Per Unit       $6,711       $6,423       $6,163       $6,032       $5,686

WOODBRIDGE APTS. OF LOUISVILLE II
Average Occupancy Rate                            93%          95%          95%          93%          96%
Average Effective Annual Rental Per Unit       $7,291       $7,075       $6,880       $6,451       $6,504

NORTHWOODS LAKE APARTMENTS
Average Occupancy Rate                            97%          94%          94%          97%          98%
Average Effective Annual Rental Per Unit       $7,584       $7,263       $7,188       $7,101       $6,806

ASHLEY SQUARE
Average Occupancy Rate                            97%          96%          97%          98%          97%
Average Effective Annual Rental Per Unit       $6,565       $6,792       $6,728       $6,764       $6,574

SHOALS CROSSING
Average Occupancy Rate                            90%          95%          93%          95%          96%
Average Effective Annual Rental Per Unit       $4,581       $4,942       $4,712       $4,649       $4,458

ARAMA APARTMENTS
Average Occupancy Rate                            98%         98%          99%          99%          99%
Average Effective Annual Rental Per Unit       $7,649       $7,467       $7,517       $7,156       $7,355

In the opinion of the Partnership's management, each of the properties is adequately covered by insurance. A discussion of general competitive conditions to which these properties are subject is included in Item 1 hereof.

     Item 3.  Legal Proceedings.
														None

     Item 4.  Submission of Matters to a Vote of Security Holders.
														None

                                   PART II

     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     (a) Market Information. The BUCs trade on The NASDAQ Stock Market under the trading symbol "ATAXZ." However, as of December 31, 1998, trading had not yet commenced and therefore, no market information was available with respect to the time period covered by this item. For market information relating to the BUCs of the Prior Partnership, please refer to the Form 10-K filed by America First Tax Exempt Mortgage Fund Limited Partnership for the year ended December 31, 1998.

     (b) BUC Holders. The approximate number of BUC holders on March 23, 1999 was 5,700.

     (c) Distributions. As of December 31, 1998, the Partnership had not yet commenced operations. As such, no distributions were paid through that date. Upon commencement of operations, the Partnership plans to make monthly distributions at the same rate as the Prior Partnership. For information on distributions made by the Prior Partnership, please refer to the Form 10-K filed by America First Tax Exempt Mortgage Fund Limited Partnership for the year ended December 31, 1998.

     Item 6.  Selected Financial Data.
As of December 31, 1998, the Partnership had not yet been capitalized or commenced operations. The Partnership merged with the Prior Partnership on February 1, 1999, and effectively assumed the operations of the Prior Partnership on that date. For selected financial data relating to the Prior Partnership, for the five year period ended December 31, 1998, please refer to the Form 10-K of America First Tax Exempt Mortgage Fund Limited Partnership for the year ended December 31, 1998.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

As of December 31, 1998, the Partnership had not yet been capitalized or commenced operations. The Partnership merged with the Prior Partnership on February 1, 1999, and effectively assumed the operations of the Prior Partnership on that date. For management's discussion and analysis of the financial condition and results of operations of the Prior Partnership for its two most recent fiscal years, please refer to the Form 10-K of America First Tax Exempt Mortgage Fund Limited Partnership for the year ended December 31, 1998.

     Item 7A. Quantitative and Qualitative Disclosures About Market Risk. As of December 31, 1998, the Partnership had not yet been capitalized or commenced operations. The Partnership merged with the Prior Partnership on February 1, 1999, and effectively assumed the operations of the Prior Partnership on that date. For quantitative and qualitative disclosure regarding market risk of the assets acquired from the Prior Partnership as a result of the merger, please refer to the Form 10-K of America First Tax Exempt Mortgage Fund Limited Partnership for the year ended December 31, 1998.

     Item 8.  Financial Statements and Supplementary Data.
No financial statements for the Partnership have been included in this report because the Partnership had not yet been capitalized or commenced operations as of December 31, 1998. The Partnership merged with the Prior Partnership on February 1, 1999, and effectively assumed the operations of the Prior Partnership on that date. The financial statements and supplementary data of the Prior Partnership are included in the Form 10-K of America First Tax Exempt Mortgage Fund Limited Partnership for the year ended December 31, 1998.

     Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
					None

                                   PART III

     Item 10. Directors and Executive Officers of the Registrant. The Registrant has no directors or officers. Management of the Registrant consists of the general partner of the Registrant, America First Capital Associates Limited Partnership Two ("AFCA") and its general partner, America First Companies L.L.C.. The following individuals are the managers and officers of America First Companies L.L.C., and each serves for a term of one year.


     Name                  Position Held            Position Held Since

Michael B. Yanney          Chairman of the Board,           1985
                             President, Chief
                             Executive Officer and Manager

Michael Thesing            Vice President, Secretary,       1985
                             Treasurer and Manager,
                             Chief Financial and
                             Accounting Officer

William S. Carter, M.D.    Manager                          1994
Martin A. Massengale       Manager                          1994
Alan Baer                  Manager                          1994
Gail Walling Yanney        Manager                          1996
Mariann Byerwalter         Manager                          1997

	    Michael B. Yanney, 65, has served as the Chairman, President and Chief Executive Officer of America First Companies L.L.C. and its predecessors since 1984. From 1977 until the organization of the first such fund in 1984, Mr.
Yanney was principally engaged in the ownership and management of commercial banks. Mr. Yanney also has investments in private corporations engaged in a variety of businesses. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, Forest Oil

Corporation, Level 3 Communications, Inc., Freedom Communications, Inc., Magnum Resources, RCN Corporation, Rio Grande Medical Technologies, Inc. and PKS Information Services, Inc.

	    Michael Thesing, 44, has been Vice President and Chief Financial Officer of affiliates of America First Companies L.L.C. since July 1984.  He serves as
President of America First Investment Advisors, LLC and is a member of the
Board of the Board of Managers of America First Companies L.L.C. From January
1984 until July 1984 he was employed by various companies controlled by Mr.
Yanney.  He was a certified public accountant with Coopers & Lybrand from 1977 through 1983.

	    William S. Carter, M.D., 72, is a retired physician. Dr. Carter practiced medicine for 30 years in Omaha, Nebraska, specializing in otolaryngology (disorders of the ears, nose and throat).

	    Martin A. Massengale, 65, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and Foundation Distinguished Professor. Prior to becoming President in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska
Lincoln from 1981 until 1990 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Insurance Company and IBP, Inc. and is a member of the Board of Trustees of the Great Plains Funds, Inc.

	    Alan Baer, 76, is presently Chairman of Alan Baer & Associates, Inc., a management company located in Omaha, Nebraska.  He is also Chairman of Lancer
Hockey, Inc., Baer Travel Services, Wessan Telemarketing, Total Security
Systems, Inc. and several other businesses.  Mr. Baer is the former Chairman and Chief Executive Officer of the Brandeis Department Store chain which, before its acquisition, was one of the larger retailers in the Midwest.  Mr.
Baer has also owned and served on the board of directors of several banks in
Nebraska and Illinois.

	    Gail Walling Yanney, 62, is a retired physician.  Dr. Walling practiced anesthesia and was most recently the Executive Director of the Clarkson
Foundation until October of 1995.  In addition, she was a director of FirsTier
Bank, N.A., Omaha prior to its merger with First Bank, N.A..  Ms. Yanney is the wife of Michael B. Yanney.

	    Mariann Byerwalter, 38, is Vice President of Business Affairs and Chief
Financial Officer of Stanford University.  Ms. Byerwalter was Executive Vice
President of America First Eureka Holdings, Inc. ("AFEH") and EurekaBank from
1988 to January 1996.  Ms. Byerwalter was Chief Financial Officer and Chief
Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996.  She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987.  She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice
President in the bank's Corporate Planning and Development Department.  Ms.
Byerwalter currently serves on the board of directors of Redwood Trust, Inc.

     Item 11. Executive Compensation. Neither the Registrant nor AFCA has any managers or officers. Certain services are provided to the Registrant by managers and officers of America First Companies, L.L.C. (America First) (the general partner of AFCA). None of the managers or executive officers of America First Companies L.L.C. receive compensation from the Registrant and AFCA receives no reimbursement from the Registrant for any portion of their salaries. No remuneration was paid by the Registrant to its general partner pursuant to the terms of its limited partnership agreement during 1998. However, during 1999 remuneration will be paid by the Registrant to its general partner.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          (a) No person is known by the Registrant to own beneficially more than 5% of the Registrant's BUCs.

          (b) No manager or officer of America First and no partner of AFCA owns any BUCs.

          (c) There are no arrangements known to the Registrant the operation of which may, at any subsequent date, result in a change in control of the Registrant. As described in Item 1, the Registrant merged with the Prior Partnership on February 1, 1999. However, this merger did not result in a change of control of the Registrant since AFCA was the sole general partner of the Registrant before and after the merger. AFCA was also the general partner of the Prior Partnership prior to the merger.

     Item 13. Certain Relationships and Related Transactions. The general partner of the Registrant is AFCA and the sole general partner of AFCA is America First. During the period covered by this report, the Registrant did not engage in any transaction with AFCA, America First or with any person who is (i) a manager or executive officer of America First or any general partner of AFCA; (ii) a nominee for election as manager of America First; (iii) an owner of more that 5% of the BUCs or (iv) a member of the immediate family of any of the foregoing persons. Upon completion of the merger with the Prior Partnership, the Partnership will reimburse AFCA and/or America First for certain expenses incurred by them on behalf of the Partnership. For information relating to reimbursements paid by the Prior Partnership to AFCA and America First, please see the Form 10-K filed by Amrica First Tax Exempt Mortgage Fund Limited Partnership for the year ended December 31, 1998.

                                   PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a)  The following documents are filed as part of this report:

               3. Exhibits. The following exhibits were filed as required by Item 14(c) of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

                    4(a)	Form of Certificate of Beneficial Unit Certificate
																									incorporated by reference to Exhibit 4.1 to
																									Registration Statement on Form S-4 (No. 333-50513)
																									filed by the Registrant on April 17, 1998.

                    4(b)	Agreement of Limited Partnership of the Registrant
																									(to be filed by amendment)

                    4(c)	Amended Agreement of Merger, dated June 12, 1998,
               										between the Registrant and America First Tax Exempt
																									Mortgage Fund Limited Partnership (incorporated by
																									reference to Exhibit 4.3 to Amendment No. 3 to
																									Registration Statement on Form S-4 (No. 333-50513)
																									filed by the Registrant on September 14, 1998.

                    24.  Power of Attorney.

                    27. Financial Data Schedule.

          (b)  The Registrant did not file any reports on Form 8-K during
   												the last quarter of the period covered by this report.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMERICA FIRST TAX EXEMPT
                              INVESTORS, L.P.

                              By America First Capital
                                 Associates Limited
                                 Partnership Two, General
                                 Partner of the Registrant

                              By America First Companies L.L.C.,
                                 General Partner of
                                 America First Capital
                                 Associates Limited
                                 Partnership Two

                              By /s/ Michael Thesing
                                 Michael Thesing, Vice
                                 President and
                                 Principal Financial Officer

Date:  March 29, 1999

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 29, 1999         By /s/ Michael B. Yanney*
                                 Michael B. Yanney,
                                 Chairman of the Board,
                                 President, Chief Executive Officer
                                 and Manager

Date:  March 29, 1999         By /s/ Michael Thesing
                                 Michael Thesing,
                                 Principal Financial Officer
                                 and Manager

Date:  March 29, 1999         By /s/ William S. Carter, M.D.*
                                 William S. Carter, M.D.,
                                 Manager

Date:  March 29, 1999         By /s/ Martin A. Massengale*
                                 Martin A. Massengale,
                                 Manager

Date:  March 29, 1999         By /s/ Alan Baer*
                                 Alan Baer,
                                 Manager

Date:  March 29, 1999         By /s/ Gail Walling Yanney*
                                 Gail Walling Yanney
                                 Manager

Date:  March 29, 1999         By /s/ Mariann Byerwalter*
                                 Mariann Byerwalter
                                 Manager

*By Michael Thesing,
      Attorney-in-Fact

/s/ Michael Thesing
Michael Thesing

                                  EXHIBIT 24


                               POWER OF ATTORNEY

                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

         America First Tax Exempt Investors, L.P.
       		America First Tax Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
       		Capital Source L.P.
       		Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1999.


                                    							  /s/ Michael B. Yanney
                                      							Michael B. Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

         America First Tax Exempt Investors, L.P.
       		America First Tax Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
       		Capital Source L.P.
       		Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1999.


                              /s/ William S. Carter, M.D.
                                  William S. Carter, M.D.

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

         America First Tax Exempt Investors, L.P.
       		America First Tax Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
       		Capital Source L.P.
       		Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1999.


                               /s/  Martin A. Massengale
                               Martin A. Massengale

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

         America First Tax Exempt Investors, L.P.
       		America First Tax Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
       		Capital Source L.P.
       		Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1999.


                                /s/ Alan Baer
                                Alan Baer

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

         America First Tax Exempt Investors, L.P.
       		America First Tax Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
       		Capital Source L.P.
       		Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1999.


                                					  /s/ Gail Walling Yanney
                                							Gail Walling Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

         America First Tax Exempt Investors, L.P.
       		America First Tax Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
       		Capital Source L.P.
       		Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1999.


                              /s/ Mariann Byerwalter
                                  Mariann Byerwalter