Form 10-Q
period 1999-03-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 1999-05-14
CIK 1059142

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 1999 or

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

Part I.  Financial Information
  Item 1.  Financial Statements
AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
BALANCE SHEETS
(UNAUDITED)

                                                                                            March 31, 1999       Dec. 31, 1998
                                                                                            --------------      --------------
Assets
  Cash and temporary cash investments, at cost which
    approximates market value (Note 4)                                                      $      625,756      $      920,801
  Investment in tax-exempt mortgage bonds, at estimated fair value (Note 5)                     71,720,000          71,720,000
  Interest receivable                                                                              567,178             503,234
  Other assets                                                                                     344,125             277,890
                                                                                            --------------      --------------
                                                                                            $   73,257,059      $   73,421,925
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable (Note 6)                                                               $      253,025      $      276,184
    Distribution payable (Note 3)                                                                  453,450             453,597
                                                                                            --------------      --------------
                                                                                                   706,475             729,781
                                                                                            --------------      --------------
  Partners' Capital
    General Partner                                                                                  4,011               5,426
    Beneficial Unit Certificate Holders
      ($7.26 per BUC in 1999 and $7.28 in 1998)                                                 72,546,573          72,686,718
                                                                                            --------------      --------------
                                                                                                72,550,584          72,692,144
                                                                                            --------------      --------------
                                                                                            $   73,257,059      $   73,421,925
                                                                                            ==============      ==============
The accompanying notes are an integral part of the combined financial statements.

COMBINED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

                                                                                             For the Three
                                                                                              Months Ended       For the Three
                                                                                            March 31, 1999        Months Ended
                                                                                                (combined)      March 31, 1998
                                                                                            --------------      --------------
Income
  Mortgage bond investment income                                                           $    1,439,974      $    1,584,569
  Interest income on temporary cash investments                                                      5,896              11,776
  Contingent interest income (Note 5)                                                               19,398              26,733
                                                                                            --------------      --------------
                                                                                                 1,465,268           1,623,078
Expenses
  General and administrative expenses (Note 6)                                                     241,335             176,855
                                                                                            --------------      --------------
Net income                                                                                  $    1,223,933      $    1,446,223
                                                                                            ==============      ==============
Net income allocated to:
  General Partner                                                                           $       16,895      $       20,878
  BUC Holders                                                                                    1,207,038           1,425,345
                                                                                            --------------      --------------
                                                                                            $    1,223,933      $    1,446,223
                                                                                            ==============      ==============
Net income, basic and diluted, per BUC                                                      $          .12      $          .14
                                                                                            ==============      ==============
The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENT OF PARTNERS' CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 1999
(UNAUDITED)

                                                                                           Beneficial Unit
                                                                               General         Certificate
                                                                               Partner             Holders               Total
                                                                        --------------     ---------------      --------------
Partners' Capital (excluding accumulated other comprehensive income)
  Balance at December 31, 1998                                          $        5,426     $    73,592,718      $   73,598,144
  Net income (combined)                                                         16,895           1,207,038           1,223,933
  Cash distributions paid or accrued (Note 3) (combined)
    Income                                                                     (18,310)         (1,347,183)         (1,365,493)
                                                                        --------------     ---------------      --------------
                                                                                 4,011          73,452,573          73,456,584
                                                                        --------------     ---------------      --------------
Accumulated Other Comprehensive Income
  Balance at December 31, 1998 and March 31, 1999                                 -               (906,000)           (906,000)
                                                                        --------------     ---------------      --------------
Balance at March 31, 1999                                               $        4,011     $    72,546,573      $   72,550,584
                                                                        ==============     ===============      ==============
The accompanying notes are an integral part of the combined financial statements.

COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                             For the Three
                                                                                              Months Ended       For the Three
                                                                                            March 31, 1999        Months Ended
                                                                                                (combined)      March 31, 1998
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $    1,223,933      $    1,446,223
    Adjustments to reconcile net income to net cash
    from operating activities
      Increase in interest receivable                                                              (63,944)            (49,763)
      Decrease (increase) in other assets                                                               66             (20,177)
      Decrease in accounts payable                                                                 (23,159)            (80,610)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                    1,136,896           1,295,673
                                                                                            --------------      --------------
Cash flow used in investing activity
  Bond issuance costs paid                                                                         (66,301)               -
                                                                                            --------------      --------------
Cash flow used in financing activity
  Distributions paid                                                                            (1,365,640)         (1,367,271)
                                                                                            --------------      --------------
Net decrease in cash and temporary cash investments                                               (295,045)            (71,598)
Cash and temporary cash investments at beginning of period                                         920,801           1,522,893
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $      625,756      $    1,451,295
                                                                                            ==============      ==============
The accompanying notes are an integral part of the combined financial statements.

Supplemental disclosure of non-cash investing activity:
During the three months ended March 31, 1999, the tax-exempt mortgage bond secured by Shoals Crossing with a principal balance of $4,500,000 was refinanced by its local housing finance authority. The bond held by the Partnership was terminated and a new bond in the same principal amount was issued to the Partnership.

Supplemental disclosure of non-cash financing activity:
In connection with the February 1, 1999, merger of the Partnership and America First Tax Exempt Mortgage Fund Limited Partnership (the Prior Partnership) described in Note 1 to the financial statements, unit holders of the Prior Partnership received one Beneficial Unit Certificate (BUC) of the Partnership for each BUC they held in the Prior Partnership as of the record date.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)

1. Organization

America First Tax Exempt Investors, L.P. (the New Partnership) was formed on April 2, 1998 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, operating, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. The New Partnership commenced operations on February 1, 1999, when it was merged with America First Tax Exempt Mortgage Fund Limited Partnership (the Prior Partnership). Under the terms of the merger agreement, the New Partnership was the surviving partnership and effectively took over
the operations of the Prior Partnership as of that date.   Unit holders of the
Prior Partnership received one Beneficial Unit Certificate (BUC) of the New Partnership for each BUC they held in the Prior Partnership as of the record date. The Prior Partnership was terminated under the provisions of the Prior Partnership's Partnership Agreement. The New Partnership will terminate on December 31, 2050, unless terminated earlier under the provisions of its Partnership Agreement. The General Partner of both the Prior Partnership and the New Partnership is America First Capital Associates Limited Partnership Two (AFCA 2). The New Partnership and the Prior Partnership are collectively referred to as the Partnership.


2. Summary of Significant Accounting Policies

  A)Financial Statement Presentation
    The accompanying 1999 financial statements include the combined accounts of the New Partnership from February 1, 1999 (the Merger Date), through
    March 31, 1999, and the accounts of the Prior Partnership from January 1,
    1999 until the Merger Date.  The combination of the accounts of the Prior
			 Partnership and the New Partnership is reflected on an "as-if" pooling
				basis for a merger of entities under common control.  Financial statements
			 for 1998 include the accounts of the Prior Partnership.

    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Prior Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 and the New Partnership's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at March 31, 1999, and results of operations for all periods presented have been made.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  B)Investment in Tax-Exempt Mortgage Bonds
    Investment securities are classified as held-to-maturity, available-for-sale or trading. Investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of partners' capital. Subsequent increases and decreases in the net unrealized gain/loss on available-for-sale securities are reflected as adjustments to the carrying value of the portfolio and in other comprehensive income. The Partnership does not have investment securities classified as held-to-maturity or trading. The carrying value of tax-exempt mortgage bonds is periodically reviewed and adjusted when there are significant changes in the estimated net realizable value of the underlying collateral.

    Accrual of mortgage bond investment income is excluded from income, when, in the opinion of management, collection of related interest is doubtful. This interest is recognized as income when it is received.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)

  C)Income Taxes
    No provision has been made for income taxes since the Beneficial Unit Certificate (BUC) Holders are required to report their share of the Partnership's taxable income for federal and state income tax purposes.

  D)Temporary Cash Investments
    Temporary cash investments are invested in federally tax-exempt securities purchased with an original maturity of three months or less.

  E)Net Income per BUC
    Net income per BUC has been calculated based on the number of BUCs outstanding (9,979,128) for all periods presented.

  F)New Accounting Pronouncement
    On January 1, 1999, the Partnership adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of SOP 98-5 did not have an impact on the Partnership's financial statements.

3. Partnership Income, Expenses and Cash Distributions

The Partnership Agreement contains provisions for the distribution of Net Interest Income and Net Residual Proceeds and for the allocation of income and expenses for tax purposes among AFCA 2 and BUC Holders.

Cash distributions included in the financial statements represent the actual cash distributions made during each period and the cash distributions accrued at the end of each period.

4. Partnership Reserve Account

The Partnership maintains a reserve account which totaled $732,919 at March 31, 1999. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to BUC Holders or for any other contingencies related to the ownership of the mortgage bonds and the operation of the Partnership.

5. Investment in Tax-Exempt Mortgage Bonds

Descriptions of the tax-exempt mortgage bonds owned by the Partnership at March 31, 1999, are as follows:

                                                                                                   Base
                                                              Number         Maturity          Interest
Property Name                     Location                  of Units             Date              Rate
------------------------          -----------------         --------         --------         ---------
  Arama Apartments                Miami, FL                    293           07/01/10              8.5% (1)
  Woodbridge Apts. of
    Bloomington III               Bloomington, IN              280           12/01/27              7.5% (2)
  Shoals Crossing                 Atlanta, GA                  176           12/01/25              7.5% (2), (3)
  Ashley Pointe at
    Eagle Crest                   Evansville, IN               150           12/01/27              7.0% (2)
  Woodbridge Apts. of
    Louisville II                 Louisville, KY               190           12/01/27              7.5% (2)
  Northwoods Lake
    Apartments                    Duluth, GA                   492           09/01/25              7.5% (2)
  Ashley Square                   Des Moines, IA               144           12/01/09              8.5% (1)


 (1) In addition to the base interest rates shown, the bonds bear additional contingent interest as defined in each revenue note which, when combined with the base interest, is limited to a cumulative, noncompounded amount not greater than 12% per annum in the case of Arama Apartments and 16% per annum in the case of Ashley Square. The Partnership received additional contingent interest from Arama Apartments of $19,398 during the three months ended March 31, 1999.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)


 (2) In addition to the base interest rates shown, the bonds bear additional contingent interest as defined in each revenue note of up to an additional 3.5% per annum that is payable out of 50% (100% in the case of Shoals Crossing, Ashley Pointe and Northwoods Lake Apartments) of the net cash flow generated by the respective property.

 (3) The tax-exempt bond secured by this property was reissued by the local housing finance authority on February 25, 1999. The existing tax-exempt bond held by the Partnership was terminated and a new bond in the same principal amount was issued to the Partnership. The new bond provides for the payment of base interest to the Partnership at a rate of 7.5% per annum compared to 8.5% per annum for the previous bond.

The Partnership classified its investment in tax-exempt mortgage bonds as available-for-sale. At March 31, 1999, the total amortized cost, gross unrealized holding losses and aggregate fair value of available-for-sale securities were $72,626,000, $906,000 and $71,720,000 respectively.

6. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The capitalized costs were incurred in connection with the reissuance of the tax-exempt bonds. The amount of such expenses reimbursed to AFCA 2 during 1998 was $339,081. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% of the outstanding principal balance of any tax-exempt bond or other mortgage investment, unless the owner of the property financed by such tax-exempt bond or other mortgage investment or another third party is required to pay such administrative fee. Under the terms of each of the Partnership's existing tax-exempt mortgage bonds, the property owners are obligated to pay the administrative fee to AFCA 2. Therefore, the Partnership did not pay any administrative fees to AFCA 2 during the three months ended March 31, 1999. The Partnership may become obligated to pay administrative fees to AFCA 2 in the event it acquires additional tax-exempt bonds or other mortgage investments and is not able to negotiate the payment of these fees by the property owners or in the event it acquires title to any of the properties securing its existing tax-exempt bonds by reason of foreclosure. In addition, AFCA 2 was entitled to receive approximately $359,000 in administrative fees from the Partnership for the year ended December 31, 1989. The payment of these fees, which has been deferred by AFCA 2, is contingent upon, and will be paid only out of future profits realized by the Partnership from the disposition of any Partnership assets. This amount will be recorded as an expense by the Partnership when it is probable that these fees will be paid.

AFCA 2 received administrative fees of $48,489 during the three months ended March 31, 1999, from the owners of properties financed by the tax-exempt bonds held by the Partnership. Since these administrative fees are not Partnership expenses, they have not been reflected in the accompanying financial statements. However, such fees are payable by the property owners prior to the payment of any contingent interest on the tax-exempt bonds secured by these properties.

An affiliate of AFCA 2 has been retained by the owners of Ashley Square, Northwoods Lake Apartments, Ashley Pointe at Eagle Crest and Shoals Crossing to provide property management services for these properties. The management fees paid to the affiliate of AFCA 2 reflect market rates for such services in the areas in which these properties are located and totaled $79,510 during the three months ended March 31, 1999. These management fees are not Partnership expenses and, accordingly, have not been reflected in the accompanying financial statements. However, such fees are paid out of the revenues generated by these properties prior to the payment of any interest on the tax-exempt bonds held by the Partnership on these properties.

  Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

On February 1, 1999, America First Tax Exempt Investors, L.P. (the New Partnership) commenced operations when it merged with America First Tax Exempt Mortgage Fund Limited Partnership (the Prior Partnership). Under the terms of the merger agreement, the New Partnership was the surviving partnership and effectively took over the operations of the Prior Partnership as of that date. Unit holders of the Prior Partnership received one Beneficial Unit Certificate (BUC) of the New Partnership for each BUC they held in the Prior Partnership as of the record date. The Prior Partnership was terminated under the provisions of the Prior Partnership's Partnership Agreement. The General Partner of both the Prior Partnership and the New Partnership is America First Capital Associates Limited Partnership Two (AFCA 2). The New Partnership and the Prior Partnership are collectively referred to as the Partnership.

The Partnership's primary capital resource consists of seven tax-exempt mortgage bonds which were issued to the Partnership in order to provide construction and/or permanent financing for the seven multifamily housing projects listed in the following table:

                                                                                                     At March 31, 1999
                                                                                            ----------------------------------
                                                                                                    Number          Percentage
                                                                                Number            of Units            of Units
Property Name                                  Location                       of Units            Occupied            Occupied
-------------------------------------          ------------------       --------------      --------------      --------------
Woodbridge Apts. of Bloomington III            Bloomington, IN                     280                 257                 92%
Ashley Pointe at Eagle Crest                   Evansville, IN                      150                 150                100%
Woodbridge Apts. of Louisville II              Louisville, KY                      190                 174                 92%
Northwoods Lake Apartments                     Duluth, GA                          492                 481                 98%
Shoals Crossing                                Atlanta, GA                         176                 166                 94%
Ashley Square                                  Des Moines, IA                      144                 137                 95%
Arama Apartments                               Miami, FL                           293                 286                 98%
                                                                        --------------      --------------      --------------
                                                                                 1,725               1,651                 96%
                                                                        ==============      ==============      ==============

The aggregate carrying value of the tax-exempt bonds at March 31, 1999 was $71,720,000. Because the sole source of funds available for the repayment of principal of the bonds is the net proceeds from the sale or refinancing of the financed properties, the carrying value of the bonds reflects the general partner's current estimate of the aggregate fair market value of the financed properties.

Each of the bonds bears interest at a fixed rate and provides for the payment of additional contingent interest that is payable solely from available net cash flow generated by the financed property. The principal amount of the bonds does not amortize over its terms. However, the principal of two of the bonds the Partnership held as of December 31, 1998, was to be repaid to the Partnership on December 1, 1997 and the principal of one of the other bonds was to repaid to the Partnership on July 1, 1998. Because the net sale or refinancing proceeds from the properties is the sole source of principal repayment and the aggregate fair value of the properties is less than the total principal amount of the bonds, the repayment of the bonds according to their original terms was likely to have caused a loss of capital to the Partnership. In order to avoid this result, the Partnership elected to continue to hold the bonds beyond their original repayment date. However, in order to allow the bonds to continue to generate tax-exempt interest for the Partnership, the Partnership is coordinating the reissuance of the bonds with the local housing finance authorities at interest rates that will allow debt service on the bonds to be paid from the net revenues projected to be generated by the financed properties.

In this regard, the tax-exempt bond secured by Shoals Crossing was reissued by the respective local housing finance authority on February 25, 1999. The existing tax-exempt bond held by the Partnership was terminated and a new bond in the same principal amount was issued to the Partnership. The new bond has a term expiring on December 1, 2025, and provides for the payment of base interest to the Partnership at a rate of 7.5% per annum and for the payment to the Partnership of contingent interest of up to an additional 3.5% per annum that is payable out of 100% of the net cash flow generated by the financed property.

The Partnership expects that the remaining two tax-exempt bonds will be reissued in a similar manner and anticipates that the base and contingent interest rates on these reissued bonds will also be less than the current base and contingent interest rates. As a result of the refinancing of the tax-exempt bonds in 1998 and 1999 and the reduction in the base and contingent interest rates, AFCA 2 anticipates that base and contingent interest earned on the mortgage bonds in 1999 will be approximately $200,000 to $300,000 less than that earned in 1998. In addition, the reduction in the base interest rates will make it more likely that AFCA 2 will receive its administrative fees from the property owners on a current basis. A reduction in the contingent interest rates will limit the Partnership's potential participation in future increases, if any, in the net cash flow generated by the financed properties and in the net proceeds generated by the ultimate sale or refinancing of these properties.

Tax-exempt interest earned on the bonds represents the Partnership's principal source of liquidity. The Partnership also earns tax-exempt interest on temporary investments. The Partnership's principal uses of cash are the payment of operating expenses and distributions to BUC holders. The following table sets forth information relating to cash distributions paid to BUC holders for the periods shown:

                                                                                             For the Three
                                                                                              Months Ended       For the Three
                                                                                            March 31, 1999        Months Ended
                                                                                                (combined)      March 31, 1998
                                                                                            --------------      --------------
Regular monthly distributions
  Income                                                                                    $        .1350      $        .1350
                                                                                            ==============      ==============

Distributions
  Paid out of current and prior undistributed cash flow                                     $        .1350      $        .1350
                                                                                            ==============      ==============

In addition to current interest income, the Partnership may draw on its reserve to pay operating expenses or to supplement cash distributions to BUC holders. As of March 31, 1999, the amount held by the Partnership in the reserve was $717,138. During the quarter ended March 31, 1999, a net amount of undistributed income totaling $239,125 was withdrawn from reserves. Future distributions to BUC Holders will depend upon the amount of base and contingent interest received on the mortgage bonds, the size of the reserves established by the Partnership and the extent to which withdrawals are made from reserves.

The Partnership believes that cash provided by interest income from its tax-exempt bonds and temporary investments, supplemented, if necessary, by withdrawals from its reserve, will be adequate to meet its projected short-term and long-term liquidity requirements, including the payments of distributions to BUC Holders. Under the terms of the Partnership Agreement, the Partnership has the authority to enter into short- and long-term debt financing arrangements; however, the Partnership currently does not anticipate entering into such arrangements. The Partnership is authorized to issue additional BUCs to meet short-term and long-term liquidity requirements.

Asset Quality

It is the policy of the Partnership to make a periodic review of the real estate collateralizing the Partnership's mortgage bonds in order to adjust, when necessary, the carrying value of the mortgage bonds. Mortgage bonds are classified as available-for-sale and are therefore carried at the estimated fair value of the underlying collateral. The fair value of the underlying collateral is based on management's best estimate of the net realizable value of the properties; however the ultimate realized values may vary from these estimates. Adjustments are made to the carrying value when there are significant changes in the estimated net realizable value of the underlying collateral. Internal property valuations and reviews performed during the three months ended March 31, 1999, indicated that the mortgage bonds recorded on the balance sheet at March 31, 1999, required no adjustments to their current carrying amounts.

The overall status of the Partnership's mortgage bonds has generally remained constant since December 31, 1998.

Results of Operations

The table below compares the results of operations for each period shown.

                                                                         For the Three
                                                                          Months Ended       For the Three           Increase
                                                                        March 31, 1999        Months Ended          (Decrease)
                                                                            (combined)      March 31, 1998           From 1998
                                                                        --------------      --------------      --------------
Mortgage bond investment income                                         $    1,439,974      $    1,584,569      $     (144,595)
Interest income on temporary cash investments                                    5,896              11,776              (5,880)
Contingent interest income                                                      19,398              26,733              (7,335)
                                                                        --------------      --------------      --------------
                                                                             1,465,268           1,623,078            (157,810)

General and administrative expenses                                            241,335             176,855              64,480
                                                                        --------------      --------------      --------------
Net income                                                              $    1,223,933      $    1,446,223      $     (222,290)
                                                                        ==============      ==============      ==============

Mortgage bond investment income for the three months ended March 31, 1999, decreased $144,595 compared to the same period in 1998. The tax-exempt mortgage bonds secured by Woodbridge Apartments of Louisville II, Ashley Pointe at Eagle Crest and Woodbridge Apartments of Bloomington III generated approximately $90,000 less in mortgage bond investment income for the three months ended March 31, 1999, compared to the same period in 1998. Approximately $75,000 of this $90,000 decrease is attributable to the reduction in the base interest rates on such bonds which resulted from the 1998 bond refinancings with the remaining $15,000 attributable to the Partnership receiving less past due interest on the prior bonds in 1999 than in 1998. Also contributing to the decrease for the three months was a decrease in mortgage bond investment income from the tax-exempt mortgage bonds secured by Ashley Square and Shoals Crossing due to decreases in net cash flow generated by these properties attributable to increases in property improvements. The decreases of $90,000 and $89,000 were partially offset by a $34,000 increase in income on the tax-exempt mortgage bond secured by Northwoods Lake Apartments as the Partnership received past due interest on the prior bonds in 1999.

Interest income on temporary cash investments decreased for the three months ended March 31, 1999, compared to the three months ended March 31, 1998 due primarily to withdrawals made from the Partnership's reserve in 1998 and 1999 to supplement distributions to BUC holders.

The decrease in contingent interest income for the three months ended March 31, 1999, compared to the same period in 1998 is attributable to a slight reduction in net operating income generated by the Arama Apartments.

General and administrative expenses increased $64,480 for the three months ended March 31, 1999, compared to the same period in 1998. Approximately $39,000 of such increase is attributable to an increase in salaries and related expenses and approximately $25,000 is attributable to overall increases in general and administrative expenses.

This report contains forward looking statements that reflect management's current beliefs and estimates of future economic circumstances, industry conditions, the Partnership's performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Partnership and the real estate investments it has made (including, but not limited to, the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations"), constitute forward-looking statements. BUC holders and others should understand that these forward looking statements are subject to numerous risks and uncertainties and a number of factors could affect the future results of the Partnership and could cause those results to differ materially from those expressed in the forward looking statements contained herein.

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
   There have been no material changes in the Partnerships market risk since
  	December 31, 1998.

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K


          (a)  The following documents are filed as part of this report:

               3. Exhibits. The following exhibits were filed as required by Item 14(c) of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

                    3. Articles of Incorporation and Bylaws of America First Fiduciary Corporation Number Five (incorporated herein by reference to Form S-11 Registration Statement filed August 30, 1985, with the Securities and Exchange Commission by America First Tax Exempt Mortgage Fund Limited Partnership (Commission File No. 2-99997)).

                    4(a)	Form of Certificate of Beneficial Unit Certificate
															incorporated by reference to Exhibit 4.1 to Registration
               Statement on Form S-4 (No. 333-50513) filed by the Registrant on April 17, 1998.

                    4(b)	Agreement of Limited Partnership of the Registrant
															(incorporated by reference to Form 10-K dated December 31, 1998 filed pursuant to Section 13 or 15(d) of the Securities Act of
               1934 by America First Tax Exempt Investors, L.P. (commission file No. 000-24843)).

                    4(c)	Amended Agreement of Merger, dated June 12, 1998,
               between the Registrant and America First Tax Exempt Mortgage
               Fund Limited Partnership (incorporated by reference to Exhibit
               4.3 to Amendment No. 3 to Registration Statement on Form S-4
               (No. 333-50513) filed by the Registrant on September 14, 1998.

                    27. Financial Data Schedule.

          (b)  The Registrant filed the following reports on Form 8-K during
   												the period covered by this report.

        Date of Report        Item Reported        Financial Statements Filed
       ----------------   ----------------------   --------------------------
       February 1, 1999   Item 2 Acquisition       Yes
                          or Disposition of Assets

                          Item 7 Financial
                          Statements and Exhibits

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 12, 1999          AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

                              By America First Capital
                                   Associates Limited
                                   Partnership Two, General
                                   Partner of the Registrant

                              By America First Companies L.L.C.,
                                   General Partner of America First
                            				   Capital Associates Limited
                            				   Partnership Two

                              By /s/ Michael Thesing
                                   Michael Thesing
                                   Vice President
				                               and Principal Financial Officer