Form 10-K/A
period 1998-12-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 1999-06-28
CIK 1059142

FORM 10-K/A

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

Date:  June 25, 1999

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  June 25, 1999         By /s/ Michael B. Yanney*
                                 Michael B. Yanney,
                                 Chairman of the Board,
                                 President, Chief Executive Officer
                                 and Manager

Date:  June 25, 1999         By /s/ Michael Thesing
                                 Michael Thesing,
                                 Principal Financial Officer
                                 and Manager

Date:  June 25, 1999         By /s/ William S. Carter, M.D.*
                                 William S. Carter, M.D.,
                                 Manager

Date:  June 25, 1999         By /s/ Martin A. Massengale*
                                 Martin A. Massengale,
                                 Manager

Date:  June 25, 1999         By /s/ Alan Baer*
                                 Alan Baer,
                                 Manager

Date:  June 25, 1999         By /s/ Gail Walling Yanney*
                                 Gail Walling Yanney
                                 Manager

Date:  June 25, 1999         By /s/ Mariann Byerwalter*
                                 Mariann Byerwalter
                                 Manager

*By Michael Thesing,
      Attorney-in-Fact

/s/ Michael Thesing
Michael Thesing

                                  EXHIBIT 4(b)


                       	AGREEMENT OF LIMITED PARTNERSHIP

AMERICA FIRST
TAX EXEMPT INVESTORS, L.P.
AGREEMENT OF LIMITED PARTNERSHIP


ARTICLE I

DEFINED TERMS...............................................................	12

ARTICLE II
NAME, PLACE OF BUSINESS, PURPOSE AND TERM
Section 2.01.	Name.......................................................... 16
Section 2.02.	Principal Office and Name and Address of Resident Agent....... 16
Section 2.03.	Purpose....................................................... 17
Section 2.04.	Term.......................................................... 17

ARTICLE III
PARTNERS AND CAPITAL
Section 3.01.	General Partner............................................... 17
Section 3.02.	Limited Partner...............................................	17
Section 3.03.	Partnership Capital...........................................	17
Section 3.04.	Liability of Partners and BUC Holders.........................	18

ARTICLE IV
DISTRIBUTIONS OF CASH; ALLOCATIONS OF INCOME AND LOSS
Section 4.01.	Distributions of Net Interest Income..........................	18
Section 4.02.	Distributions of Net Residual Proceeds and of Liquidation
														Proceeds......................................................	18
Section 4.03.	Allocation of Income and Loss From Operations.................	19
Section 4.04.	Allocation of Income and Loss Arising From a Repayment,
														Sale or Liquidation...........................................	19
Section 4.05.	Determination of Allocations and Distributions Among Limited
														Partners and BUC Holders......................................	19
Section 4.06.	Capital Accounts..............................................	20
Section 4.07.	Rights to Distributions.......................................	20

ARTICLE V
RIGHTS, OBLIGATIONS AND POWERS OF THE GENERAL PARTNER
Section 5.01.	Management of the Partnership.................................	20
Section 5.02.	Authority of the General Partner..............................	21
Section 5.03.	Authority of General Partner and Its Affiliates To Deal With
														Partnership...................................................	22
Section 5.04.	General Restrictions on Authority of the General Partner......	23
Section 5.05.	Compensation and Fees.	24
Section 5.06.	Duties and Obligations of the General Partner.................	25
Section 5.07.	Delegation of Authority.......................................	26
Section 5.08.	Other Activities..............................................	26
Section 5.09.	Limitation on Liability of the General Partner and Initial
														Limited Partner; Indemnification..............................	26
Section 5.10.	Special Amendments to the Agreement...........................	27

ARTICLE VI
CHANGES IN GENERAL PARTNERS
Section 6.01.	Withdrawal of General Partner.................................	27
Section 6.02.	Admission of a Successor or Additional General Partner........	27
Section 6.03.	Removal of a General Partner..................................	28
Section 6.04.	Effect of Incapacity of a General Partner.....................	28

ARTICLE VII
TRANSFERABILITY OF BUCS AND LIMITED PARTNERS' INTERESTS
Section 7.01.	Free Transferability of BUCs..................................	29
Section 7.02.	Restrictions on Transfers of BUCs and of Interests of Limited
														Partners Other Than the Initial Limited Partner...............	29
Section 7.03.	Assignees of Limited Partners Other Than the Initial
														Limited Partner...............................................	30
Section 7.04.	Joint Ownership of Interests..................................	30

ARTICLE VIII
DISSOLUTION AND LIQUIDATION OF THE PARTNERSHIP
Section 8.01.	Events Causing Dissolution....................................	31
Section 8.02.	Liquidation...................................................	31

ARTICLE IX
BOOKS AND RECORDS, ACCOUNTING, REPORTS, TAX ELECTIONS
Section 9.01.	Books and Records.............................................	32
Section 9.02.	Accounting Basis and Fiscal Year..............................	32
Section 9.03.	Reports.......................................................	32
Section 9.04.	Designation of Tax Matters Partner............................	33
Section 9.05.	Expenses of Tax Matters Partner...............................	33

ARTICLE X
MEETINGS AND VOTING RIGHTS OF LIMITED PARTNERS AND BUC HOLDERS
Section 10.01.	Meetings.....................................................	34
Section 10.02.	Voting Rights of Limited Partners and BUC Holders............	35
Section 10.03.	Opinion Regarding Effect of Action by Limited Partners
															and BUC Holders..............................................	35
Section 10.04.	Other Activities.............................................	35

ARTICLE XI
ASSIGNMENT OF LIMITED PARTNERSHIP INTERESTS TO BUC HOLDERS AND RIGHTS OF
BUC HOLDERS
Section 11.01.	Assignment of Limited Partnership Interests to BUC Holders...	36
Section 11.02.	Rights of BUC Holders........................................	36
Section 11.03.	Voting by the Initial Limited Partner on Behalf of
															BUC Holders..................................................	37
Section 11.04.	Preservation of Tax Status...................................	37

ARTICLE XII
MISCELLANEOUS PROVISIONS
Section 12.01.	Appointment of the General Partner as Attorney-in-Fact.......	38
Section 12.02.	Signatures...................................................	38
Section 12.03.	Amendments...................................................	39
Section 12.04.	Binding Provisions...........................................	39
Section 12.05.	Applicable Law...............................................	39
Section 12.06.	Separability of Provisions...................................	39
Section 12.07.	Captions.....................................................	39
Section 12.08.	Entire Agreement.............................................	40

TESTIMONIUM.................................................................	40

SCHEDULE A.................................................................. 41

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
AGREEMENT OF LIMITED PARTNERSHIP

This Agreement is made as of October 1, 1998 by and between America First Capital Associates Limited Partnership Two (the "General Partner") and America First Fiduciary Corporation Number Five (the "Initial Limited Partner"), who by joining in this Agreement agree to become partners in a limited partnership under the laws of the State of Delaware.

Article I

DEFINED TERMS

The defined terms used in this Agreement shall, unless the context otherwise requires, have the meanings specified in this Article I. The singular shall include the plural and the masculine genders shall include the feminine and neuter gender, and vice versa, as the context requires.

"Accountants" means such nationally recognized firm of independent public accountants as shall be engaged from time to time by the General Partner on behalf of the Partnership.

"Act" means the Delaware Revised Uniform Limited Partnership Act, which consists of Title 6, Chapter 17 of the Delaware Code Annotated, as it may be amended or revised from time to time, or any other provision of Delaware law which may, from time to time, supersede part or all of the Delaware Revised Uniform Limited Partnership Act.

"Administrative Fee" means the fee payable to the General Partner that is described in Section 5.05(a) hereof.

"AFCA" means America First Capital Associates Limited Partnership Two, a Delaware limited partnership, the General Partner.

"Affiliate" means, when used with reference to a specified Person, (i) any Person who directly or indirectly controls or is controlled by or is under common control with the specified Person, (ii) any Person who is (or has the power to designate) an officer of, general partner in or trustee of, or serves (or has the power to designate a person to serve) in a similar capacity with respect to, the specified Person, or of which the specified Person is an officer, general partner or trustee, or with respect to which the specified Person serves in a similar capacity, and (iii) any Person who, directly or indirectly, is the beneficial owner of 10% or more of any class of equity securities of the specified Person or of which the specified Person is directly or indirectly the owner of 10% or more of any class of equity securities. An Affiliate of the Partnership or the General Partner does not include any limited partner of the General Partner if such Person is not otherwise an Affiliate of the Partnership or the General Partner.

"Agreement" means this Limited Partnership Agreement, as originally executed and as amended from time to time.

"Bankruptcy" or "Bankrupt" as to any Person means the filing of a petition for relief by such Person as debtor or bankrupt under the Bankruptcy Code of 1978 or like provision of law or insolvency of such Person as finally determined by a court proceeding.

"Bond" or "Bonds" means the tax-exempt housing bonds issued by various state or local authorities in order to provide construction and permanent financing for apartment complexes and which are held by the Partnership from time to time.

"BUC" means a Limited Partnership Interest which is credited to the Initial Limited Partner on the books and records of the Partnership and assigned by the Initial Limited Partner to a BUC Holder.

"BUC Holder" means any Person who has been assigned one or more Limited Partnership Interests by the Initial Limited Partner pursuant to Section
11.01. A BUC Holder is not a Limited Partner and will have no right to be admitted as a Limited Partner.

"Business Day" means any day other than a Saturday, Sunday or a day on which banking institutions in either New York, New York or Omaha, Nebraska are obligated by law or executive order to be closed.

"Capital Account" means the capital account of a Partner or a BUC Holder as described in Section 4.06 hereof.

"Capital Contribution" means the total amount contributed to the capital of the Partnership by or on behalf of all Partners or any class of Partners or by any one Partner, as the context may require (or by the predecessor holders of the Partnership Interests of such Persons) and, with respect to a BUC Holder, the Capital Contribution of the Initial Limited Partner made on behalf of such BUC Holder.

"Cause" means conduct which constitutes fraud, bad faith, negligence, misconduct or breach of a fiduciary duty.

"Certificate" means the certificate of limited partnership filed pursuant to
Section 17-201 of the Act.

"Code" means the Internal Revenue Code of 1986, as amended, or any corresponding provision or provisions of succeeding law.

"Consent" means either the consent given by a vote at a meeting called and held in accordance with the provisions of Section 10.01 hereof or the written consent, as the case may be, of a Person to do the act or thing for which the consent is solicited, or the act of granting such consent, as the context may require. Consent given after the act or thing is done with respect to which the Consent is solicited shall be deemed to relate back to the date such act or thing was done.

"Contingent Interest" means (i) any Interest Income paid from the net cash flow of a Project (or any Residual Proceeds paid from the proceeds of a Sale or refinancing of the Project), the payment of either of which is not required under the terms of the Mortgage Investment unless there is specified cash flow from a Project or other specified contingencies are satisfied, and (ii) any amounts received by the Partnership on the sale or other disposition of a Mortgage Investment other than amounts representing repayment of principal and amounts constituting Interest Income.

"Counsel" means the law firm representing the General Partner in connection with the operation of the Partnership or the law firm, if any, selected by the General Partner to represent the Partnership.

"Distribution Date" means a Business Day selected by the General Partner for the distribution of Net Interest Income or Net Residual Proceeds with respect to a Distribution Period, which Business Day shall be no later than 60 days following the last day of the Distribution Period to which such Distribution Date relates.

"Distribution Period" means the period of time selected by the General Partner for which the distribution of Net Interest Income or Net Residual Proceeds is made, which period may be no longer than six calendar months.

"General Partner" means AFCA or any Person or Persons who, at the time of reference thereto, have been admitted as successors to the Partnership Interest of AFCA or as additional General Partners, in each such Person's capacity as a General Partner.

"Incapacity" or "Incapacitated" means, as to any Person, death, the adjudication of incompetency or insanity, Bankruptcy, dissolution, termination, withdrawal pursuant to Section 6.01 or removal pursuant to
Section 6.03, as the case may be, of such Person.

"Income" means the taxable income of the Partnership as determined in accordance with the Partnership's method of accounting and computed under
Section 703 of the Code; any item of taxable income required to be separately stated on the Partnership's federal income tax return pursuant to Section 703(a)(1) of the Code; and any income of the Partnership excluded from the gross income of the Partnership for federal income tax purposes under Section 103 of the Code.

"Initial Limited Partner" means America First Fiduciary Corporation Number Five, a Nebraska corporation, or any Person or Persons who, at the time of reference thereto, have been admitted to the Partnership, with the consent of the General Partner, as successors to the Limited Partnership Interest of America First Fiduciary Corporation Number Five.

"Interest Income" means all cash receipts of the Partnership with respect to any period except for (i) Capital Contributions, (ii) amounts received by the Partnership upon a Repayment or upon the sale or other disposition of a Mortgage Investment, Tax Exempt Investment or other Partnership asset which do not represent accrued interest on the Mortgage Investment or Tax Exempt Investment other than accrued interest which represents accrued Contingent Interest, or (iii) the proceeds of any loan to the Partnership or the refinancing of any loan, including proceeds received from the reissuance of any Mortgage Investment or Tax Exempt Investment.

"Limited Partner" means any Person who is a Limited Partner, including the Initial Limited Partner, at the time of reference thereto, in such Person's capacity as a Limited Partner of the Partnership. A BUC Holder is not a Limited Partner and has no right to be admitted as a Limited Partner.

"Limited Partnership Interest" means the Partnership Interest held by a Limited Partner, including the Limited Partnership Interests assigned to BUC Holders.

"Liquidation Proceeds" means all cash receipts of the Partnership (other than Operating Income and Sale Proceeds) arising from the liquidation of the Partnership's assets in the course of the dissolution of the Partnership.

"Loss" means taxable losses of the Partnership, as determined in accordance with the Partnership's method of accounting and computed under Section 703 of the Code; any item of loss or expense required to be separately stated on the Partnership's federal income tax return pursuant to Section 703(a)(1) of the Code; and any expenditures of the Partnership not deductible in computing its taxable income and not properly treated as a capital expenditure.

"Merger Agreement" means the Amended Agreement of Merger, dated June 12, 1998, by and between the Partnership and the Prior Partnership pursuant to which the Partnership and the Prior Partnership will be merged in accordance with the provisions of the Act with the Partnership being the surviving partnership.

"Merger Date" means the effective date of the merger of the Partnership and the Prior Partnership specified in the Merger Agreement.

"Monthly Record Date" means the last day of a calendar month.

"Mortgage Investment" means a direct or indirect interest in a tax-exempt mortgage revenue bond secured by a Property, including residual interests in one or more trusts which hold tax-exempt mortgage revenue bonds, and any other loan (whether or not the interest thereon is exempt from federal income taxation) secured by a mortgage on a Property on which the Partnership also directly or indirectly holds a tax-exempt mortgage revenue bond.

"Net Interest Income" means, with respect to any Distribution Period, all Interest Income received by the Partnership during such Distribution Period, plus any amounts previously set aside as Reserves from Interest Income which the General Partner releases from Reserves as being no longer necessary to hold as part of Reserves, less (i) expenses of the Partnership (including fees and reimbursements paid to the General Partner but excluding any expenses of the Partnership which are directly attributable to the sale of a Mortgage Investment or Tax Exempt Investment) paid from Interest Income during the Distribution Period (other than operating expenses paid from previously established Reserves), (ii) all cash payments made from Interest Income during such Distribution Period to discharge Partnership indebtedness, and (iii) all amounts from Interest Income set aside as Reserves or used to acquire additional Mortgage Investments or Tax Exempt Investments during such Distribution Period. Net Interest Income will consist of Net Interest Income (Tier 1), Net Interest Income (Tier 2) and Net Interest Income (Tier 3). During each Distribution Period the additions and deductions from Interest Income set forth above shall be first applied against Net Interest Income (Tier 1).

"Net Interest Income (Tier 1)" means, with respect to any Distribution Period, all Net Interest Income, other than Contingent Interest, received by the Partnership during such Distribution Period.

"Net Interest Income (Tier 2)" means, with respect to any Distribution Period, all Net Interest Income representing Contingent Interest received by the Partnership during such Distribution Period up to an amount which, when combined with all prior amounts of Contingent Interest distributed pursuant to Sections 4.02(b) and 4.03(b), aggregates 0.9% per annum of the principal amount of the Mortgage Investments during the period such Mortgage Investments are held by the Partnership or the Predecessor Partnership.

"Net Interest Income (Tier 3)" means, with respect to any Distribution Period, all Net Interest Income representing Contingent Interest received by the Partnership during such Distribution Period in excess of any Contingent Interest included in Net Interest Income (Tier 2).

"Net Residual Proceeds" means, with respect to any Distribution Period, all Residual Proceeds received by the Partnership during such Distribution Period, plus any amounts previously set aside as Reserves from Residual Proceeds which the General Partner releases from Reserves as being no longer necessary to hold as part of Reserves, less (i) all expenses of the Partnership which are directly attributable to a Repayment or sale or other disposition of a Mortgage Investment or Tax Exempt Investment, (ii) all cash payments made from Residual Proceeds during such Distribution Period to discharge Partnership indebtedness and (iii) all amounts from Residual Proceeds set aside as Reserves or used to acquire additional Mortgage Investments or Tax Exempt Investments during such Distribution Period or held by the Partnership to acquire additional Mortgage Investments or Tax Exempt Investments in future Distribution Periods. Net Residual Income will consist of Net Residual Income (Tier 1), Net Interest Residual (Tier 2) and Net Residual Income (Tier 3). During each Distribution Period the additions and deductions from Residual Income set forth above shall be first applied against Net Residual Income (Tier 1).

"Net Residual Proceeds (Tier 1)" means, with respect to any Distribution Period, all Net Residual Proceeds received by the Partnership during such Distribution Period representing the principal amount of a Mortgage Investment or Tax Exempt Investment which is the subject of a Repayment, sale or other disposition, plus any amounts previously set aside as Reserves from Residual proceeds which the General Partner releases from Reserves for distribution.

"Net Residual Proceeds (Tier 2)" means, with respect to any Distribution Period, all Net Residual Proceeds representing Contingent Interest received by the Partnership during such Distribution Period up to an amount which, when combined with all prior amounts of Contingent Interest distributed pursuant to Sections 4.02(b) and 4.03(b) and the Contingent Interest to be distributed by the Partnership pursuant to Section 4.02(b) for the current Distribution Period, aggregates 0.9% per annum of the principal amount of the Mortgage Investments during the period such Mortgage Investments are held by the Partnership or the Predecessor Partnership.

"Net Residual Proceeds (Tier 3)" means, with respect to any Distribution Period, all Net Residual Proceeds representing Contingent Interest received by the Partnership during such Distribution Period in excess of any Contingent Interest included in Net Residual Proceeds (Tier 2).

"Notice" means a writing, containing the information required by this Agreement to be communicated to any Person, personally delivered to such Person or sent by registered, certified or regular mail, postage prepaid, to such Person at the last known address of such Person.

"Partner" means the General Partner or any Limited Partner.

"Partnership" means the limited partnership created by this Agreement and known as the America First Tax Exempt Investors, L.P., as said limited partnership may from time to time be constituted.

"Partnership Interest" means the entire ownership interest of a Partner in the Partnership at any particular time, including the right of such Partner to any and all benefits to which a Partner may be entitled under this Agreement, together with the obligations of such Partner to comply with all the terms and provisions of this Agreement and the Act.

"Person" means any individual, partnership, corporation, trust, association or other legal entity.

"Prior Partnership" means America First Tax Exempt Mortgage Fund Limited Partnership, a Delaware limited partnership.

"Prior Partnership Agreement" means the Agreement of Limited Partnership, dated November 11, 1985, of the Prior Partnership.

"Property" or "Properties" means the real property, including land and the buildings thereon, which is secured by a mortgage or other similar encumbrance backing a Mortgage Investment held by the Partnership.

"Regulations" means the United States Treasury Regulations promulgated or proposed under the Code.

"Repayment" means the payment of the outstanding principal, and Contingent Interest, is any, upon the maturity of a Mortgage Investment or Tax Exempt Investment or at such earlier time as the Partnership may require the payment of outstanding principal.

"Reserve" means such amount of funds as shall be withheld from Capital Contributions, Interest Income or Residual Proceeds by the General Partner from time to time in order to provide working capital for the Partnership and which may be used for any purpose relating to the operation of the Partnership and its Mortgage Investments and Tax Exempt Investments, including the acquisition of additional Mortgage Investments and Tax Exempt Investments.

"Residual Proceeds" means all amounts received by the Partnership upon a Repayment or upon the sale of or other disposition of a Mortgage Investment or a Tax Exempt Investment or other Partnership asset except for amounts representing accrued interest on a Mortgage Investment (other than accrued Contingent Interest) or Tax Exempt Investment. Amounts representing accrued interest (other than accrued Contingent Interest) received by the Partnership upon a Repayment or upon the sale or other disposition of a Mortgage Investment or Tax Exempt Investment shall be included in Interest Income. Residual Proceeds will not include any amount received by the Partnership representing proceeds from the securitization of a Mortgage Investment.

"Schedule A" means the schedule, as amended from time to time, of Partners' names, addresses and Capital Contributions, which schedule, in its initial form, is attached to and made a part of this Agreement.

"Tax Exempt Investments" means any securities, other than Mortgage Investments, the interest on which is exempt from federal income taxation and which are rated in one of the four highest rating categories by at least one nationally recognized rating agency which are acquired by the Partnership and not held in the Reserve.

"Tax Matters Partner" means the Partner designated as the Tax Matters Partner of the Partnership by the General Partner pursuant to Section 9.04.

Article II

NAME, PLACE OF BUSINESS, PURPOSE
AND TERM

Section 2.01. Name. The Partners have caused the formation a limited partnership pursuant to the Act under the name of "America First Tax Exempt Investors, L.P." The Partners and BUC Holders have entered into this Agreement in order to set forth their respective rights and liabilities as such, subject to the provisions of the Act unless otherwise provided herein.

Section 2.02. Principal Office and Name and Address of Resident Agent. The address of the principal office and place of business of the Partnership, unless hereafter changed by the General Partner, shall be Suite 400, 1004 Farnam Street, Omaha, Nebraska 68102. Notification of any change in the Partnership's principal office and place of business shall be promptly given by the General Partner to the Limited Partners and BUC Holders. The name and address of the initial resident agent of the Partnership in the State of Delaware is The Corporation Trust Company, 1209 Orange Street, Wilmington, Delaware 19801. The resident agent may be changed by the General Partner.

Section 2.03. Purpose. The purpose of the Partnership is to acquire, hold, sell and otherwise deal with tax-exempt mortgage bonds and other tax-exempt instruments backed by multifamily residential properties. The Partnership will pursue its purpose in order (i) to preserve and protect the Partnership's capital, (ii) to provide regular cash distribution to the BUC Holders and
(iii) to provide a potential for an enhanced federally tax-exempt yield from Contingent Interest payable from the net cash flow from the Properties and from the net proceeds of a sale or refinancing of the Properties. The Partnership is authorized to hold Mortgage Investments and Tax Exempt Investments, to foreclose on Properties secured by Mortgage Investments, to sell all or a portion of its interest in a Mortgage Investment and to reinvest the proceeds therefrom in additional Mortgage Investments or Tax Exempt Investments on such terms and conditions as the General Partner shall determine in its sole discretion and to engage in any and all acts necessary, appropriate, advisable or incidental to its purpose and to the conduct of its business.

Section 2.04. Term. The Partnership began on the date of the filing of the Certificate and shall continue in full force and effect until December 31, 2050 or until sooner dissolved pursuant to the provisions of this Agreement.

Article III

PARTNERS AND CAPITAL

Section 3.01. General Partner.

(a) The name, address and Capital Contribution of the General Partner (which shall be measured by its capital account in the Prior Partnership on the Merger Date) are set forth in Schedule A. The General Partner, as such, shall not be required to make any additional Capital Contribution to the Partnership, except as provided in paragraph (b) of this Section 3.01.

(b) Upon the dissolution and termination of the Partnership, the General Partner will contribute to the Partnership an amount equal to the lesser of
(i) any deficit balance in its Capital Account or (ii) the excess of (A) 1.01% of the Capital Contributions of the Limited Partners to the Partnership (including the Capital Contribution of the Initial Limited Partner made on behalf of the BUC Holders) over (B) the amount of previous Capital Contributions made by the General Partner to the Partnership.

Section 3.02. Limited Partner. The name, address and Capital Contribution of the Limited Partner (which initially shall be measured by its capital account in the Prior Partnership on the Merger Date) are as set forth in Schedule A. The Capital Contribution made by the Initial Limited Partner shall be deemed to have been made on behalf of, and as trustee for, the BUC Holders. Neither the Initial Limited Partner nor the BUC Holders shall be required to make any additional Capital Contribution to the Partnership. Other than to serve as Initial Limited Partner, the Initial Limited Partner shall have no other business purpose and shall not engage in any other activity or incur any debts. The Initial Limited Partner agrees not to amend its articles of incorporation with respect to the incurrence of debt without the written Consent of a majority in interest of the BUC Holders.

Section 3.03. Partnership Capital.

(a) No Partner or BUC Holder shall be paid interest on any Capital
Contribution.

(b) Except as specifically provided in Section 6.03, the Partnership shall not be required to redeem or repurchase any Partnership Interest or BUC and no Partner or BUC Holder shall have the right to withdraw, or receive any return of, his Capital Contribution. Under circumstances requiring a return of any Capital Contribution, no Limited Partner or BUC Holder will have the right to receive property other than cash.

(c) No Limited Partner or BUC Holder shall have any priority over any other Limited Partner or BUC Holder as to the return of his Capital Contribution or as to distributions.

(d) The General Partner shall have no liability for the repayment of the Capital Contributions.

Section 3.04. Liability of Partners and BUC Holders. No Limited Partner or BUC Holder shall be required to lend any funds to the Partnership or, after his Capital Contribution has been paid, to make any further Capital Contribution to the Partnership. The liability of any Limited Partner or BUC Holder for the losses, debts, liabilities and obligations of the Partnership shall, so long as the Limited Partner or BUC Holder complies with Section 5.01(b), be limited to his Capital Contribution and his share of any undistributed Income of the Partnership. Notwithstanding the foregoing, it is possible that, under applicable law, a Limited Partner or BUC Holder may be liable to the Partnership to the extent of previous distributions made to such Limited Partner or BUC Holder if such distributions have caused the liabilities of the Partnership to exceed the fair value of its assets. To the extent that the Initial Limited Partner is required by law to return any distributions or repay any amount, each BUC Holder who has received any portion of such distributions agrees, by virtue of accepting such distribution, to pay his proportionate share of such amount to the Initial Limited Partner immediately upon Notice by the Initial Limited Partner to such BUC Holder. In lieu of requiring return of such distributions from BUC Holders, the General Partner may withhold future distributions of Net Interest Income, Net Residual Proceeds or Liquidation Proceeds until the amount so withheld equals the amount of the distributions the Initial Limited Partner is required to repay or return regardless of whether the BUC Holders entitled to receive such distribution were the same BUC Holders who actually received the distribution required to be returned. In the event that the Initial Limited Partner is determined to have unlimited liability for losses, debts, liabilities and obligations of the Partnership, nothing set forth in this Section shall be construed to require BUC Holders to assume any portion of such liability.

Article IV

DISTRIBUTIONS OF CASH;
ALLOCATIONS OF INCOME AND LOSS

Section 4.01. Distributions of Net Interest Income.

(a) On each Distribution Date, all Net Interest Income (Tier 1 and Tier 3) with respect to the related Distribution Period will be distributed 99% to the Limited Partners and BUC Holders as a class and 1% to the General Partner.

(b) On each Distribution Date, all Net Interest Income (Tier 2) will be allocated 75% to the Limited Partners and BUC Holders as a class and 25% to the General Partner.

Section 4.02. Distributions of Net Residual Proceeds and of Liquidation
Proceeds.

(a) On each Distribution Date, all amounts representing Net Residual Proceeds (Tier 1 and Tier 3) will be distributed 100% to the Limited Partners and BUC Holders as a class.

(b) On each Distribution Date, all distributions of Net Residual Proceeds (Tier 2) will be allocated 75% to the Limited Partners and BUC Holders as a class and 25% to the General Partner.

(c) All Liquidation Proceeds shall be applied and distributed in the following amounts and order of priority:

(i) to the payment of the amounts and the establishment of the reserves provided for in Section 8.02(b);

(ii) to the Partners and BUC Holders in accordance with the positive balances in their respective Capital Accounts until such accounts are reduced to zero; and

(iii) then to the Partners and BUC Holders giving effect to the provisions of
Section 4.02(a) as if such Liquidation Proceeds constituted Net Residual Proceeds for purposes of such Section.

Section 4.03. Allocation of Income and Loss From Operations.

(a) Income and Loss shall be determined in accordance with the accounting methods followed by the Partnership for federal income tax purposes and otherwise in accordance with generally accepted accounting principles. For purposes of determining the Income, Loss, tax credits or any other items allocable to any period, Income, Loss, tax credits and any such other items shall be determined on a daily, monthly or other basis, as determined by the General Partner using any permissible method under Section 706 of the Code and the Regulations thereunder. An allocation to a Partner of a share of Income or Loss under this Section 4.03 shall be treated as an allocation to such Partner of the same share of each item of income, gain, loss, deduction and credit that is taken into account in computing such Income and Loss.

(b) Subject to the provisions of Sections 4.03(c) and (d) and 5.04(m), Income and Loss for each Distribution Period not arising from the sale or other disposition of a Mortgage Investment or Tax Exempt Investment or the liquidation of the Partnership shall be allocated 1% to the General Partner and 99% to the Limited Partners and the BUC Holders as a class.

(c) Notwithstanding any provision hereof to the contrary, if a Partner has a deficit Capital Account balance as of the last day of any fiscal year, then all items of Income for such fiscal year shall be first allocated to such Partner in the amount and in the manner necessary to eliminate such deficit Capital Account balance.

(d) Notwithstanding any other provision of this Agreement, all allocations of Income and Loss shall be subject to and interpreted in accordance with Section 704 of the Code to the extent applicable. The foregoing allocations are intended to comply with Section 704 of the Code and the Regulations thereunder and shall be interpreted consistently therewith.

Section 4.04. Allocation of Income and Loss Arising From a Repayment, Sale or Liquidation.

(a) Subject to Section 4.03(c), Income arising from a Repayment or a sale or other disposition of a Mortgage Investment or Tax Exempt Investment or from the liquidation of the Partnership assets shall be allocated (i) first, to the General Partner in an amount equal to the Net Residual Proceeds distributed to the General Partner from the transaction pursuant to Section 4.02 and (ii) second, the balance to the Limited Partners and the BUC Holders as a class.

(b) Loss arising from a Repayment or a sale or other disposition of a Mortgage Investment or Tax Exempt Investment or from the liquidation of Partnership assets shall be allocated among the Partners (including the Initial Limited Partner on behalf of the BUC Holders) in the same manner as Net Residual Proceeds or Liquidation Proceeds are allocated among the Partners pursuant to
Section 4.02.

Section 4.05. Determination of Allocations and Distributions Among Limited Partners and BUC Holders.

(a) As of each Monthly Record Date during the term of the Partnership, a determination shall be made of the amount of Income and Loss which, under the Partnership's method of accounting, is properly attributable to the month to which such Monthly Record Date relates and which was allocable to the Limited Partners and BUC Holders as a class in accordance with Sections 4.04 and 4.05.

(b) As of the last day of each Distribution Period during the term of the Partnership, a determination shall be made of the amount of Net Interest Income and Net Residual Proceeds available to the Partnership during such Distribution Period which was allocated for distribution to the Limited Partners and BUC Holders in accordance with Sections 4.01 and 4.02; provided, however, that the General Partner may elect to make the determination under this Section 4.05(b) as of each Monthly Record Date.

(c) All allocations to the Limited Partners and the BUC Holders as a class pursuant to Section 4.03 shall be made on a monthly basis among the Limited Partners or BUC Holders who held of record a Limited Partnership Interest or BUC as of the Monthly Record Date in the ratio that (i) the number of Limited Partnership Interests or BUCs held of record by each such Limited Partner or BUC Holder as of the Monthly Record Date bears to (ii) the aggregate number of Limited Partnership Interests and BUCs outstanding on each such Monthly Record Date.

(d) All allocations to the Limited Partners and the BUC Holders as a class pursuant to Section 4.04 shall be made among the Limited Partners or BUC Holders of record on the Monthly Record Date for the month during which the Income or Expense arose from a Repayment, sale or other liquidation of a Mortgage Investment or Tax Exempt Investment or liquidation of the Partnership, in the ratio that (i) the number of Limited Partnership Interests or BUCs held of record by each such Limited Partner or BUC Holder on such Monthly Record Date bears to (ii) the number of Limited Partnership Interests or BUCs outstanding on such Monthly Record Date.

(e) Net Interest Income and Net Residual Proceeds will be allocated to the Limited Partners or BUC Holders of record on the last day of the Distribution Period (or, if the General Partner so elects, on each Monthly Record Date during such Distribution Period) in the ratio that (i) the number of Limited Partnership Interests or BUCs owned of record by each such Limited Partner or BUC Holder on each such date bears to (ii) the number of Limited Partnership Interests or BUCs outstanding on such date.

Section 4.06. Capital Accounts. A separate Capital Account shall be maintained and adjusted for each Partner in accordance with the Code and the Regulations. There shall be credited to each Partner's Capital Account the amount of such Partner's Capital Contribution (equal to the amount of its capital account on the books and records of the Prior Partnership as of the Merger Date) and such Partner's share of Income; and there shall be charged against each Partner's Capital Account the amount of such Partner's share of Loss and cash distributions. The Initial Limited Partner's Capital Account shall be subdivided into separate Capital Accounts to reflect the interest of each BUC Holder. Any items credited or charged to the BUC Holders shall be reflected in the Capital Account of the Initial Limited Partner and in the subaccounts reflecting the interest of each BUC Holder. Any person who acquires a Limited Partnership Interest or a BUC from a Limited Partner or BUC Holder shall have a Capital Account equal to the Capital Account of the Limited Partner or BUC Holder from which such Limited Partnership Interest or BUC was acquired.

Section 4.07. Rights to Distributions. Each holder of Partnership Interests and BUCs shall look solely to the assets of the Partnership for all distributions with respect to the Partnership, his Capital Contributions and his share of Net Interest Income, Net Residual Proceeds and Liquidation Proceeds and, except as provided in Section 3.01(b), shall have no recourse therefor, upon dissolution or otherwise, against the General Partner or the Initial Limited Partner. No Partner or BUC Holder shall have any right to demand or receive property other than cash upon dissolution and termination of the Partnership. All distributions pursuant to this Article IV are subject to the provisions of Section 3.04.

Article V

RIGHTS, OBLIGATIONS AND POWERS
OF THE GENERAL PARTNER

Section 5.01. Management of the Partnership.

(a) The General Partner, within the authority granted to it under this Agreement, shall have full, complete and exclusive discretion to manage and control the business of the Partnership and to carry out the purposes of the Partnership. In so doing, the General Partner shall use its best efforts to take all actions necessary or appropriate to protect the interests of the Limited Partners and the BUC Holders. All decisions made for and on behalf of the Partnership by the General Partner shall be binding upon the Partnership. Except as otherwise provided in this Agreement, the General Partner shall have all the rights and powers and shall be subject to all the restrictions and liabilities of a partner in a partnership without limited partners.

(b) No Limited Partner or BUC Holder shall take part in the management or control of the business of the Partnership or transact any business in the name of the Partnership. No Limited Partner or BUC Holder shall have the power or authority to bind the Partnership or to sign any agreement or document in the name of the Partnership. No Limited Partner or BUC Holder shall have any power or authority with respect to the Partnership except insofar as the vote or Consent of the Limited Partners or BUC Holders shall be expressly required or permitted by this Agreement.

Section 5.02. Authority of the General Partner.

(a) Subject to Sections 5.03 and 5.04, but otherwise without in any way limiting the power and authority conferred on the General Partner by Section 5.01(a), the General Partner, for and in the name and on behalf of the Partnership, is hereby authorized, without limitation:

(i) to acquire, hold, refund, reissue, remarket, securitize, transfer, foreclose upon, sell or otherwise deal with the Mortgage Investments and Tax Exempt Investments (provided, that the acquisition by the Partnership of any Tax Exempt Investment may not cause the aggregate book value of all Tax Exempt Investments then held by the Partnership to exceed 25% of the total assets of the Partnership) and to negotiate, enter into, and deliver any and all agreements, documents and instruments of any nature whatsoever with respect thereto on such terms, and subject to such conditions, as it determines in its sole discretion;

(ii) to acquire by purchase, lease, exchange or otherwise any real or personal property to be used in connection with the business of the Partnership; provided, however, that no property may be acquired from the General Partner or its Affiliates except for goods and services provided subject to the restrictions of Section 5.03;

(iii) to issue additional BUCs and to borrow money and issue evidences of indebtedness and to secure the same by a pledge, lien, mortgage or other encumbrance on any assets of the Partnership and to apply to proceeds of such transactions to the acquisition of Mortgage Investments and Tax Exempt Investments or such other proper Partnership purpose as the General Partner shall determine in its sole discretion;

(iv) to employ agents, accountants, attorneys, consultants and other Persons that are necessary or appropriate to carry out the business and operations of the Partnership and to pay fees, expenses and other compensation to such Persons; provided, that if such Persons are Affiliates of the General Partner, the terms of such employment shall be subject to the restrictions of Section 5.03;

(v) to pay, extend, renew, modify, adjust, submit to arbitration, prosecute, defend or compromise, upon such terms as it may determine and upon such evidence as it may deem sufficient, any obligation, suit, liability, cause of action or claim, including taxes, either in favor of or against the Partnership;

(vi) except as otherwise expressly provided herein, to determine the appropriate accounting method or methods to be used by the Partnership;

(vii) except as prohibited by this Agreement, to cause the Partnership to make or revoke any of the elections referred to in the Code or any similar provisions enacted in lieu thereof, including, but not limited to, those elections provided for in Code Sections 108, 709 and 1017;

(viii) to amend the Certificate or this Agreement to reflect the addition or substitution of Partners and to amend this Agreement as provided in Section 12.03;

(ix) to deal with, or otherwise engage in business with, or provide services to and receive compensation therefor from, any Person who has provided or may in the future provide any services to, lend money to, sell property to or purchase property from the General Partner or any of its Affiliates;

(x) to obtain loans from the General Partner or its Affiliates, provided that the requirements of Section 5.03(d)(iii) are met;

(xi) to establish and maintain the Reserve in such amounts as it deems appropriate from time to time and to increase, reduce or eliminate the Reserve as it deems appropriate from time to time;

(xii) to invest all funds not immediately needed in the operation of the business including, but not limited to, (A) Capital Contributions, (B) the Reserves or (C) Net Interest Income and Net Residual Proceeds prior to their distribution to the Partners and BUC Holders or their reinvestment in Mortgage Investments and Tax Exempt Investments;

(xiii) to acquire BUCs for the account of the Partnership in the secondary trading market, provided that the BUCs are listed on The Nasdaq Stock Market or a national securities exchange and to cause such BUCs to be cancelled; and

(xiv) to engage in any kind of activity and to enter into, perform and carry out contracts of any kind necessary or incidental to, or in connection with, the accomplishment of the purposes of the Partnership.

(b) With respect to all of its obligations, powers and responsibilities under this Agreement, the General Partner is authorized to execute and deliver, for and on behalf of the Partnership, such notes and other evidences of indebtedness, contracts, trust instruments, agreements, assignments, deeds, loan agreements, mortgages, deeds of trust, leases and such other documents as it deems proper, all on such terms and conditions as it deems proper.

(c) No Person dealing with the General Partner shall be required to determine the General Partner's authority to enter into any contract, agreement or undertaking on behalf of the Partnership or to determine any facts or circumstances bearing upon the existence of such authority. Any Person dealing with the Partnership or the General Partner may rely upon a certificate signed by the General Partner as to:

(i) the identity of the General Partner or any BUC Holder or Limited Partner;

(ii) the existence or nonexistence of any fact or facts which constitute a condition precedent to acts by the General Partner or are in any other manner germane to the affairs of the Partnership;

(iii) the Persons who are authorized to execute and deliver any instrument or document by or on behalf of the Partnership; or

(iv) any act or failure to act by the Partnership or as to any other matter whatsoever involving the Partnership or any Partner.

Section 5.03. Authority of General Partner and Its Affiliates To Deal With Partnership.

(a) The General Partner and its Affiliates may, and shall have the right to, provide goods and services to the Partnership (including the right to act as property manager of a Property or servicer of any Mortgage Investment), subject to the conditions set forth in Section 5.03(b).

(b) The General Partner and its Affiliates shall not have the right to contract or otherwise deal with the Partnership for the provision of goods and services, except for those dealings, contracts or provisions of services described in this Agreement. The provision of any goods and services by the General Partner or its Affiliates shall be part of its or their ordinary and ongoing business in which it or they have previously engaged, independent of the activities of the Partnership and such goods and services being provided shall be reasonable for and necessary to the Partnership, shall actually furnished to the Partnership and (except as provided in Section 5.05(f) hereof) shall be provided at the lower of the actual cost of such goods or services or the competitive price charged for such goods or services by independent parties for comparable goods and services in the same geographic location and the provision of such goods and services in all other respects meets the requirements of Section 5.03(c) and (d). The costs of verifying that the amounts paid to the General Partner or its Affiliates for such goods and services meet the foregoing standard may be reimbursed to the General Partner or its Affiliates only to the extent that, when added to the costs of such goods and services rendered, such sum does not exceed the competitive rate for such goods and services.

(c) All goods and services provided by the General Partner or any Affiliates pursuant to Section 5.03(b) shall be rendered pursuant to this Agreement or a written contract, which contract precisely describes the services to be rendered and all compensation to be paid and shall contain a clause allowing termination without penalty on 60 days' Notice to the General Partner by the vote of the majority in interest of the Limited Partners and the BUC Holders (the Initial Limited Partner acting according to direction of the BUC Holders). Any payment made to the General Partner or any Affiliate for such goods and services shall be fully disclosed to all Limited Partners and BUC Holders in the reports required under this Agreement. Neither the General Partner nor any Affiliate shall, by the making of lump sum payments to any other Person for disbursement by such other Person, circumvent the provisions of Section 5.03(b), (c) or (d).

(d) The General Partner is prohibited from entering into any agreements, contracts or arrangements on behalf of the Partnership with the General Partner or any Affiliate of the General Partner under which:

(i) the General Partner or any Affiliate shall be given an exclusive right to sell, or exclusive employment to sell, a Property;

(ii) the Partnership lends money to the General Partner or any Affiliate of the General Partner; or

(iii) the General Partner or any Affiliate of the General Partner makes a loan to the Partnership which provides for a prepayment penalty or provides for an interest rate or other finance charges and fees which are in excess of the lesser of (A) amounts charged by unrelated banks on comparable loans to the Partnership or (B) the same rate as the General Partner or such Affiliate paid to obtain the funds to make the loan to the Partnership.

(e) Notwithstanding any provisions of this Section 5.03, neither the General Partner nor any of its Affiliates shall:

(i) receive any rebate or give-up, or participate in any reciprocal arrangement, which would circumvent the provisions of this Section 5.03; or

(ii) receive any compensation for providing insurance brokerage services to the Partnership; or

(iii) charge the Partnership for, or take from any other Person, any program management, real estate brokerage or mortgage servicing fee with respect to Partnership property or assets.

(f)	Nothing in this Section 5.03 shall prevent an Affiliate of the General
Partner from acquiring and holding debt securities or other interests secured by a Property, provided that the Mortgage Investment held by the Partnership that is secured by the same Property may not be junior or subordinate to the interest held by such Affiliate.

Section 5.04. General Restrictions on Authority of the General Partner. In exercising management authority and control of the Partnership, the General Partner, on behalf of the Partnership and in furtherance of the business of the Partnership, shall have the authority to perform all acts which the Partnership is authorized to perform. However, the General Partner shall not have any authority to:

(a) perform any act in violation of this Agreement or any applicable law or regulation thereunder;

(b) do any act required to be approved or ratified by the Limited Partners under the Act without Consent of the Limited Partners or the BUC Holders, unless the right to do so is expressly otherwise given in this Agreement;

(c) sell or otherwise dispose of all or substantially all of the assets of the Partnership in a single transaction without the Consent of a majority in interest of the Limited Partners (including the Initial Limited Partner acting on behalf of the BUC Holders) as provided in Section 10.02(a)(ii); provided, however, that this subsection (c) shall not apply to (i) the transfer of Mortgage Investments to a trust in connection with the securitization thereof or to the sale of any interest in such trust, or (ii) the sale of Partnership assets in connection with the liquidation thereof after the dissolution of the Partnership;

(d) borrow money from the Partnership;

(e) dissolve the Partnership without the Consent of a majority in interest of the Limited Partners (including the Initial Limited Partner acting on behalf of the BUC Holders) as provided in Section 10.02(a)(iii);

(f) possess Partnership property, or assign the Partnership's rights in specific Partnership property, for other than a Partnership purpose;

(g) admit a Person as a General Partner, except as provided in this Agreement;

(h) admit a Person as a Limited Partner, except as provided in this Agreement;

(i) sell, lease or lend Partnership assets to the General Partner or any Affiliate of the General Partner or purchase or lease property from the General Partner or its Affiliates, except as permitted by Section 5.02(a)(i);

(j) underwrite the securities of other issuers;

(k) do any act which would make it impossible to carry on the ordinary business of the Partnership;

(l) knowingly perform any act that would subject any Limited Partner or BUC Holder to liability as a general partner in any jurisdiction;

(m) allocate any Income or Loss (or any item thereof) to any Partner or BUC Holder if, and only to the extent that, such allocation will cause the determinations and allocations of Income or Loss (or any item thereof) provided for in Article IV hereof not to be permitted by Section 704(b) of the Code and the Regulations promulgated thereunder;

(n) confess a judgment against the Partnership;

(o) issue equity securities with rights and privileges senior to those of the BUCs;

(p) make loans to the Partnership or accept loans on behalf of the Partnership from the General Partner or any Affiliates of the General Partner, except as provided in Section 5.03(d)(iii);

(q) amend this Agreement, except to the extent the right to amend this Agreement is expressly provided for in other provisions of this Agreement; or

(r) invest Partnership funds in (i) securities of other issuers, except for Mortgage Investments, Tax Exempt Investments and temporary investments pursuant to Section 5.02(a)(xii), (ii) land contracts, or (iii) unimproved real estate not associated with a Property.

Section 5.05. Compensation and Fees.

(a) The Partnership will pay the General Partner an Administrative Fee equal to 0.45% per annum of the outstanding principal balance of any Mortgage Investment or Tax Exempt Investment for which an unaffiliated party is not obligated to pay an "administrative fee" to the General Partner under the terms of such Mortgage Investment of Tax Exempt Investment. The Administrative Fee will be payable in equal monthly installments in arrears based on the average outstanding principal balance of such Mortgage Investments or Tax Exempt Investments held by the Partnership during the previous month.

(b) Subject to Section 5.05(c), the Partnership will reimburse the General Partner or its Affiliates on a monthly basis for the actual out-of-pocket costs of direct telephone and travel expenses incurred by them on Partnership business, direct out-of-pocket fees, expenses and charges paid by them to third parties for rendering legal, auditing, accounting, bookkeeping, computer, printing and public relations services, expenses of preparing and distributing reports to Limited Partners and BUC Holders, an allocable portion of the salaries and fringe benefits of employees of AFCA or its Affiliates, insurance premiums (including premiums for liability insurance which will cover the Partnership, the General Partner and its general partner), the cost of compliance with all state and federal regulatory requirements and stock exchange or NASDAQ listing fees and charges and other payments to third parties for services rendered to the Partnership.

(c) The Partnership will not reimburse the General Partner or its Affiliates for the travel expenses of the president of the general partner of the General Partner or for any items of general overhead, including, but not limited to, rent, utilities or the use of computers, office equipment or other capital items owned by the General Partner or its Affiliates. The Partnership will not reimburse the General Partner or its general partner for any salaries or fringe benefits of any partner of the General Partner or of the officers or board of managers of its general partner regardless of whether such persons provide services to the Partnership.

(d) The Accountants will verify on the basis of generally accepted auditing standards that any amounts reimbursed by the Partnership pursuant to Section 5.05(c) were incurred by the General Partner or its Affiliates in connection with the conduct of the business and affairs of the Partnership or the acquisition and management of its assets and were permissible reimbursements pursuant to Section 5.05(c).

(e) In the event the Partnership becomes the equity owner of a Property, due to the foreclosure of a Mortgage Investment or otherwise, the Partnership will pay the General Partner an administrative fee of 0.45% of the principal amount of the Mortgage Investment relating to such Property and may pay the General Partner or an Affiliate a reasonable property management fee in the event the General Partner deems it to be in the best interest of the Partnership that it take over active management of the Property. Notwithstanding anything in
Section 5.03, the General Partner may charge a property management fee not to exceed the lesser of (i) the competitive price charged for multifamily property management services by independent parties in the same geographic area as the managed Property or (ii) 5% of the gross revenues of the managed Property, irrespective of the General Partner's or such Affiliates cost for providing such services.

(f) Except as provided in this Agreement, the General Partner will receive no compensation from the Partnership.

Section 5.06. Duties and Obligations of the General Partner.

(a) The General Partner shall devote to the affairs of the Partnership such time as it deems necessary for the proper performance of its duties under this Agreement, but neither the General Partner, its general partner nor any officer or manager of its general partners shall be expected to devote full time to the performance of such duties.

(b) The General Partner shall take such action as may be necessary or appropriate for the classification of the Partnership as a partnership for federal income tax purposes and for the continuation of the Partnership's valid existence under the laws of the State of Delaware and in order to qualify the Partnership under the laws of any jurisdiction in which the Partnership is doing business or in which such qualification is necessary or appropriate to protect the limited liability of the Limited Partners and BUC Holders or in order to continue in effect such qualification. The General Partner shall file or cause to be filed for recordation in the office of the appropriate authorities of the State of Delaware, and in the proper office or offices in each other jurisdiction in which the Partnership is qualified, such certificates, including limited partnership and fictitious name certificates, and other documents as are required by the applicable statutes, rules or regulations of any such jurisdiction.

(c) The General Partner shall prepare or cause to be prepared and shall file on or before the due date (or any extension thereof) any federal, state or local tax returns required to be filed by the Partnership. The General Partner shall cause the Partnership to pay any taxes payable by the Partnership.

(d) The General Partner shall have fiduciary responsibility for the safekeeping and use of all funds and assets of the Partnership, whether or not in the General Partner's possession or control. The General Partner shall not employ, or permit another to employ, such funds or assets in any manner except for the exclusive benefit of the Partnership. The General Partner shall take all steps necessary to insure that the funds of the Partnership are not commingled with the funds of any other entity. The General Partner owes the same fiduciary duty to the BUC Holders as the General Partner owes to the Limited Partners.

Section 5.07. Delegation of Authority.  Subject to the provisions of this
Article V, the General Partner may delegate all or any of its powers, rights and obligations under this Agreement and may appoint, employ, contract or otherwise deal with any Person for the transaction of the business of the Partnership, which Person may, under supervision of the General Partner, perform any acts or services for the Partnership as the General Partner may approve. Notwithstanding any such delegation, the General Partner shall remain liable for any acts or omissions by such Person under the standards of responsibility for the General Partner set forth herein.

Section 5.08. Other Activities. The General Partner and its Affiliates may engage in or possess interests in other business ventures of every kind and description for their own accounts, including, without limitation, serving as general partner of other partnerships which own, either directly or through interests in other partnerships, investments similar in nature to the Mortgage Investments and Tax Exempt Investments. Neither the Partnership nor the Partners or BUC Holders shall have any rights by virtue of this Agreement in or to such other business ventures or to the income or profits derived therefrom, and the pursuit of such ventures, even if competitive with the business of the Partnership, shall not be deemed wrongful, improper or a breach of fiduciary duty.

Section 5.09. Limitation on Liability of the General Partner and Initial Limited Partner; Indemnification.

(a) Neither the General Partner, the Initial Limited Partner nor their Affiliates (including the officers, managers and members of the general partner of AFCA) shall be liable, responsible or accountable in damages or otherwise to the Partnership or to any of the Limited Partners or BUC Holders for any act or omission performed or omitted by such General Partner or Initial Limited Partner in good faith and in a manner reasonably believed by it to be within the scope of the authority granted to it by this Agreement and in the best interests of the Partnership, provided that such General Partner's or Initial Limited Partner's conduct did not constitute Cause. The Partnership shall indemnify and hold harmless the General Partner, the Initial Limited Partner and their Affiliates (including the officers, managers and members of the general partner of AFCA) against and for any loss, liability or damage incurred by any of them or the Partnership by reason of any act performed or omitted to be performed by them in connection with the business of the Partnership, including all judgments, costs and attorneys' fees (which attorneys' fees may be paid as incurred, except as provided in 5.09(b)) and any amounts expended in settlement of any claims of liability, loss or damage, provided that the indemnified Person's conduct did not constitute Cause. The satisfaction of any indemnification obligation shall be from and limited to Partnership assets, and no Limited Partner or BUC Holder shall have any personal liability on account thereof. The termination of any action, suit or proceeding, by judgment or settlement, shall not, of itself, create a presumption that the indemnified Person did not act in good faith and in a manner which is reasonably believed to be in or not opposed to the best interest of the Partnership. Any indemnification under this subsection, unless ordered by a court, shall be made by the Partnership only upon a determination by independent legal counsel in a written opinion that indemnification of the indemnified Person is proper in the circumstances because he has met the applicable standard of conduct set forth in this Agreement. Notwithstanding any provision of this subsection to the contrary, the General Partner shall be presumed to be personally liable to creditors for the debts of the Partnership.

(b) Notwithstanding the provisions of Section 5.09(a), neither the General Partner, the Initial Limited Partner nor any officer, director, manager, partner, member, employee, agent, Affiliate, subsidiary or assign of the General Partner, the Initial Limited Partner or the Partnership shall be indemnified with regard to any liability, loss or damage incurred by them in connection with any claim or settlement involving allegations that the Securities Act of 1933, as amended, or any state securities laws were violated by the General Partner or by any such other Person unless: (i)(A) the General Partner or other Persons seeking indemnification are successful in defending such action on the merits of each count involving such violation, (B) such claims have been dismissed with prejudice on the merits by a court of competent jurisdiction or (C) a court of competent jurisdiction approves a settlement of such claims; and (ii) such indemnification is specifically approved by a court of law which shall have been advised as to the then current position of the Securities and Exchange Commission regarding indemnification for violations of securities laws.

Section 5.10. Special Amendments to the Agreement.

(a) Any provision to the contrary herein notwithstanding, the General Partner may, without the Consent of the Limited Partners or BUC Holders, amend Sections 4.03, 4.04 and 4.05 of this Agreement on the advice of Counsel or the Accountants and upon Notice to the Limited Partners and BUC Holders mailed 10 days prior to the proposed effectiveness of such amendment (unless earlier effectiveness is required by law) to the extent necessary to ensure compliance with the Code and Regulations then in effect, provided that such amendments do not materially adversely affect the interests of the Limited Partners and BUC Holders in the sole determination of the General Partner.

(b) New allocations made by the General Partner in reliance upon the advice of Counsel or the Accountants pursuant to Section 5.10(a) shall be deemed to be made pursuant to the fiduciary obligation of the General Partner to the Partnership, the Limited Partners and the BUC Holders, and no such new allocation shall give rise to any claim or cause of action by any Limited Partner or BUC Holder.

(c) The General Partner may take such action as it deems necessary or appropriate, including action with respect to the manner in which BUCs are being or may be transferred or traded, in order to preserve the status of the Partnership as a partnership rather than an association taxable as a corporation for federal income tax purposes or to insure that BUC Holders will be treated as limited partners for federal income tax purposes.

Article VI

CHANGES IN GENERAL PARTNERS

Section 6.01. Withdrawal of General Partner. The General Partner shall not be entitled to voluntarily withdraw from the Partnership or to sell, transfer or assign all or a portion of its Partnership Interest as General Partner unless a substitute General Partner has been admitted in accordance with the conditions of Section 6.02.

Section 6.02. Admission of a Successor or Additional General Partner. The General Partner may at any time designate additional Persons to be General Partners, whose Partnership Interest in the Partnership shall be such as shall be agreed upon by the General Partner and such additional General Partners, provided that the Partnership Interests of the Limited Partners and the BUC Holders shall not be reduced thereby. A Person shall be admitted as a General Partner of the Partnership only if each of the following conditions is satisfied:

(a) The admission of such Person shall have been Consented to by a majority in interest of the Limited Partners (including the Initial Limited Partner voting on behalf of the BUC Holders) as a class;

(b) such Person shall have accepted and agreed to be bound by the terms and provisions of this Agreement by executing a counterpart hereof, and such documents or instruments as may be required or appropriate in order to effect the admission of such Person as a General Partner shall have been filed for recording, and all other actions required by law in connection with such admission shall have been performed;

(c) if such Person is a corporation, it shall have provided the Partnership evidence satisfactory to Counsel of its authority to become a General Partner and to be bound by the terms and provisions of this Agreement; and

(d) the Partnership shall have received an opinion of Counsel that the admission of such Person is in conformity with the Act and that none of the actions taken in connection with the admission of such Person is in violation of the Act.

Section 6.03. Removal of a General Partner. Subject to Section 10.02, a majority in interest of the Limited Partners (including the Initial Limited Partner voting on behalf of the BUC Holders) acting together as a class, without the Consent or other action by the General Partner to be removed, may remove any General Partner and, subject to the provisions of Sections 6.02 and 8.01(a), may elect a replacement therefor. After the Limited Partners vote to remove a General Partner pursuant to this Section 6.03, they shall provide the removed General Partner with Notice thereof, which Notice shall set forth the date upon which such removal is to become effective, which date shall be no earlier than the date upon which the General Partner receives such Notice.

Section 6.04. Effect of Incapacity of a General Partner.

(a) Upon the Incapacity of a General Partner, such General Partner shall immediately cease to be a General Partner. If the Incapacitated General Partner is not the sole General Partner, the business of the Partnership shall be continued by the remaining General Partner who shall immediately (i) give Notice to the Limited Partners and BUC Holders of such Incapacity and (ii) prepare such amendments to this Agreement and execute and file for recording such amendments or documents or other instruments necessary to reflect the assignment, transfer, termination or conversion (as the case may be) of the Partnership Interest of the Incapacitated General Partner. If the Incapacitated General Partner is the sole General Partner, the provisions of
Section 8.01(a)(i) shall be applicable.

(b) Nothing in this Section 6.04 shall affect any rights, including the rights to the payment of any fees under this Agreement, of the Incapacitated General Partner which matured or were earned prior to the Incapacity of such General Partner. Such Incapacitated General Partner shall remain liable for all obligations and liabilities incurred by it as General Partner before such Incapacity shall have become effective, but shall be free from any obligations or liability as General Partner incurred on account of the activities of the Partnership from and after the time such Incapacity shall have become effective.

(c) The Partnership Interest of an Incapacitated General Partner shall be converted into that of a Limited Partner with the same rights under Article IV as such Incapacitated General Partner has prior to its Incapacity to share in Income, Loss, Net Interest Income, Net Residual Proceeds and Liquidation Proceeds. However, any Incapacitated General Partner which becomes a Limited Partner pursuant to this paragraph (c) shall not have the right to participate in the management of the affairs of the Partnership or to vote on any matter requiring the Consent of the Limited Partners and shall not be entitled to any portion of the Income, Loss, Net Interest Income, Net Residual Proceeds or Liquidation Proceeds payable to the class comprised of Limited Partners and BUC Holders. Notwithstanding the conversion of a Incapacitated General Partner's Partnership Interest, a successor or remaining General Partner shall have the right, but not the obligation, to acquire the Partnership Interest of the Incapacitated General Partner at the then fair market value of such Partnership Interest The fair market value of the Incapacitated General Partner's Partnership Interest shall be the sum of (i) the present value of future administrative fees and Net Interest Income which would be paid to the Incapacitated General Partner if the Incapacity had not occurred and (ii) the amount the Incapacitated General Partner would receive upon dissolution and termination of the Partnership, assuming that such dissolution or termination occurred on the date of the event causing the Incapacity and the assets of the Partnership were sold for their then fair market value without any compulsion on the part of the Partnership to sell such assets. The fair market value of such Partnership Interest shall be determined by agreement of the Incapacitated General Partner and the successor or remaining General Partner or, if they cannot agree, by arbitration in accordance with the then current rules of the American Arbitration Association. The expense of arbitration shall be borne equally by the Incapacitated General Partner and the successor or remaining General Partner.

(d) All parties hereto hereby agree to take all actions and to execute all documents necessary or appropriate to effect the foregoing provisions of this
Section 6.04.

Article VII

TRANSFERABILITY OF BUCS AND LIMITED PARTNERS' INTERESTS

Section 7.01. Free Transferability of BUCs.

(a) BUCs shall be issued in registered form only and shall be freely transferable (subject to compliance with federal or state securities law and Section 7.02 or 11.04 of this Agreement); provided, however, nothing in this Agreement shall impose any obligation on the General Partner, the Partnership or any transfer agent to restrict or place conditions on the transfer of BUCs.

(b) BUCs may be transferred only on the books and records of the Partnership.

(c) A Person shall be recognized as a BUC Holder for all purposes on the books and records of the Partnership as of the day on which the General Partner (or other transfer agent appointed by the General Partner) receives evidence of the transfer of a BUC to such Person which is satisfactory to the General Partner. All BUC Holder rights, including voting rights, rights to receive distributions and rights to receive reports, and all allocations in respect of BUC Holders, including allocations of Income and Loss, will vest in, and be allocable to, each BUC Holder as of the close of business on such day.

(d) In order to record a transfer of a BUC on the Partnership's books and records, the General Partner may require such evidence of transfer or assignment and authority of the transferor or assignor, including signature guarantees, and such additional documentation as the General Partner may determine.

(e) The General Partner is hereby authorized to do all things necessary in order to register the BUCs under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, pursuant to the rules and regulations of the Securities and Exchange Commission, to qualify the BUCs with state securities regulatory authorities or to perfect exemptions from qualification, to cause the BUCs to be listed on The NASDAQ Stock Market or a national stock exchange and to any other actions necessary to allow the resale of BUCs by the BUC Holders.

Section 7.02. Restrictions on Transfers of BUCs and of Interests of Limited Partners Other Than the Initial Limited Partner.

(a) If any sale, assignment, pledge or transfer of a Limited Partnership Interest, other than by the Initial Limited Partner, or of a BUC, when considered with all other sales, assignments, pledges or transfers of Partnership Interests and BUCs within the previous 12-month period, may result in the transfer (within the meaning of Section 708 of the Code and Regulations promulgated thereunder) of more than 45% of the Partnership Interest and BUCs, then the sale, assignment, pledge or transfer of a Limited Partnership Interest or a BUC may be suspended or deferred by the General Partner; provided, however, that the General Partner will have no obligation to suspend or defer any such sale, assignment, pledge or transfer. The seller, assignor, pledgor or transferor shall be notified of such deferral, and any transaction deferred pursuant to this provision shall be effected (in chronological order to the extent practicable) as of the first day of the next succeeding period as of which such transaction can be effected without either termination of the Partnership for tax purposes or any material adverse effects from such termination. In the event transactions are suspended, the General Partner shall give written Notice of such suspension to all Limited Partners and BUC Holders as soon as practicable.

(b) A Limited Partner (other than the Initial Limited Partner) may assign his Limited Partnership Interests only by a duly executed written instrument of assignment, the terms of which are not in contravention of any of the provisions of this Agreement. Within 30 days after an assignment of Limited Partnership Interests (other than by the Initial Limited Partner) which occurs without a transfer of record ownership of such Limited Partnership Interests, the assignor shall give Notice of such assignment to the General Partner.

(c) The provisions of this Section 7.02 and of Section 7.03 shall not apply to the transfer and assignment by the Initial Limited Partner of Limited Partnership Interests to BUC Holders in accordance with Section 11.01(a).

Section 7.03. Assignees of Limited Partners Other Than the Initial Limited Partner.

(a) If a Limited Partner other than the Initial Limited Partner dies, his executor, administrator or trustee, or, if he is adjudicated incompetent, his committee, guardian or conservator, or, if he becomes Bankrupt, the trustee or receiver of his estate, shall have all the rights of a Limited Partner for the purpose of settling or managing his estate and such power as the deceased or incompetent Limited Partner possessed to assign all or any part of his Limited Partnership Interests and to join with the assignee thereof in satisfying any conditions precedent to such assignee becoming a Limited Partner. The Incapacity of a Limited Partner shall not dissolve the Partnership.

(b) The Partnership need not recognize for any purpose any assignment of all or any fraction of the Limited Partnership Interests of a Limited Partner other than the Initial Limited Partner unless there shall have been filed with the Partnership and recorded on the Partnership's books a duly executed and acknowledged counterpart of the instrument effecting such assignment, and unless such instrument evidences the written acceptance by the assignee of all of the terms and provisions of this Agreement, contains a representation that such assignment was made in accordance with all applicable laws and regulations (including any investor suitability requirements) and in all other respects is satisfactory in form and substance to the General Partner.

(c) Any Limited Partner other than the Initial Limited Partner who shall assign all of his Limited Partnership Interests shall cease to be a Limited Partner of the Partnership, except that unless and until a Limited Partner is admitted in his place, such assigning Limited Partner shall retain the statutory rights and liabilities of an assignor of a limited partnership interest under the Act.

(d) An assignee of Limited Partnership Interests (other than a BUC Holder) may become a Limited Partner only if each of the following conditions is satisfied:

(i) the instrument of assignment sets forth the intentions of the assignor that the assignee succeed to the assignor's Limited Partnership Interest in his place;

(ii) the assignee shall have fulfilled the requirements of Sections 7.03(b) and 12.03(b);

(iii) the assignee shall have paid all reasonable legal fees and filing costs incurred by the Partnership in connection with his substitution as a Limited Partner; and

(iv) the assignee shall have received the Consent of the General Partner, which Consent the General Partner may withhold in its sole discretion.

(e) This Agreement and the Certificate shall be amended as necessary to recognize the admission of any Limited Partners and shall be submitted in a timely manner for filing with the Delaware Secretary of State. Assignees of Limited Partnership Interests (other than a BUC Holder) shall be recognized as such, to the extent set forth in Section 7.03(b) or 7.03(d), as of the day on which the Partnership has received the instrument of assignment and all of the other conditions to the assignment are satisfied.

(f) An assignee of Limited Partnership Interests (other than a BUC Holder) who does not become a Limited Partner and who desires to make a further assignment of his Limited Partnership Interests shall be subject to all of the provisions of this Article VII to the same extent and in the same manner as a Limited Partner desiring to make an assignment of Limited Partnership Interests.

Section 7.04. Joint Ownership of Interests. Subject to the other provisions of this Agreement, a Limited Partnership Interest or BUC may be acquired by two or more Persons, who shall, at the time they acquire such Limited Partnership Interest or BUC, indicate to the Partnership whether the Limited Partnership Interest or BUC is being held by them as joint tenants with the right of survivorship, as tenants-in-common or as community property. In the absence of any such designation, joint owners shall be presumed to hold such Limited Partnership Interest or BUC as tenants-in-common. The Consent of such joint Limited Partners or BUC Holders shall not require the action or vote of all owners of any such jointly held Limited Partnership Interest or BUC.

Article VIII

DISSOLUTION AND LIQUIDATION OF THE PARTNERSHIP

Section 8.01. Events Causing Dissolution.

(a) The Partnership shall dissolve upon the happening of any of the following events:

(i) ninety days following the Incapacity of a General Partner who is at that time the sole General Partner, unless all of the remaining Partners (it being understood that, notwithstanding any other provision herein to the contrary, for purposes of this provision the Initial Limited Partner shall act solely in accordance with the direction of a majority in interest of the BUC Holders) agree in writing to continue the business of the Partnership and a successor General Partner satisfying the standards set forth in Section 6.02 is designated within 90 days of the occurrence of such an Incapacity;

(ii) the passage of 180 days after the repayment, sale or other disposition of all of the Mortgage Investments and Tax Exempt Investments and substantially all other assets, if any, held by the Partnership;

(iii) the election by a majority in interest of the Limited Partners (including the Initial Limited Partner voting on behalf of the BUC Holders) pursuant to Section 10.02(a)(iii) or the election by the General Partner to dissolve the Partnership pursuant to Section 5.04(e) with the Consent of a majority in interest of the Limited Partners thereto;

(iv) the expiration of the term of the Partnership specified in Section 2.04;
or

(v) any other event causing the dissolution of the Partnership under the laws of the State of Delaware.

(b) Dissolution of the Partnership shall be effective on the day on which the event occurs giving rise to the dissolution, but the Partnership shall not terminate until a certificate of cancellation is filed with the Delaware Secretary of State and the assets of the Partnership are distributed as provided in Section 8.02. Notwithstanding the dissolution of the Partnership, prior to the termination of the Partnership, the business of the Partnership and the affairs of the Partners shall continue to be governed by this Agreement.

(c) The obligations imposed on the General Partner by Article IX of the Agreement will cease upon the termination of the Partnership.

Section 8.02. Liquidation.

(a) Upon dissolution of the Partnership, unless all of the Partners elect to reform the Partnership (it being understood that, notwithstanding any other provision herein to the contrary, for purposes of this provision the Initial Limited Partner shall act solely in accordance with the direction of a majority in interest of the BUC Holders), the General Partner shall liquidate the assets of the Partnership and shall apply and distribute the proceeds thereof as contemplated by this Section 8.02 and Article IV and cause the cancellation of the Certificate in accordance with the Act. If there is no General Partner, a majority in interest of the Limited Partners (including the Initial Limited Partner voting on behalf of the BUC Holders) may elect a liquidator to liquidate the assets of the Partnership and perform the functions of the General Partner set forth in this Section 8.02.

(b) After payment of the expenses of the liquidation and of liabilities owing to creditors of the Partnership (including the repayment of any loans from the General Partner or its Affiliates), the General Partner may set aside as a reserve such amount as it deems reasonably necessary for any contingent or unforeseen liabilities or obligations of the Partnership which may be paid over by the General Partner to a bank, to be held in escrow for the purpose of paying any such contingent or unforeseen liabilities or obligations, and, at the expiration of such period as the General Partner may deem advisable, the amount in such reserve shall be distributed in the manner set forth in Section 4.02(b) among the Partners and BUC Holders who would have been entitled to receive such amounts had such amounts not been placed in such reserves.

(c) Notwithstanding the foregoing, if the General Partner or liquidator shall determine that an immediate sale of part or all of the Partnership's assets would cause undue loss to the Partners or the BUC Holders, the General Partner or liquidator may, after giving Notice to the Limited Partners and BUC Holders, and to the extent not then prohibited by any applicable law of any jurisdiction in which the Partnership is then formed or qualified, defer liquidation and withhold from distribution for a reasonable time any assets of the Partnership, except those assets necessary to satisfy the Partnership's debts and obligations.

Article IX

BOOKS AND RECORDS, ACCOUNTING, REPORTS, TAX ELECTIONS

Section 9.01. Books and Records. The Partnership shall maintain its books and records at its principal office. The Partnership's books and records shall be available during ordinary business hours for examination and copying there at the reasonable request, and at the expense, of any Partner or BUC Holder or his duly authorized representative, or copies of such books and records may be requested in writing by any Partner or BUC Holder or his duly authorized representative, provided that the reasonable costs of fulfilling such request, including copying expenses, shall be paid by the Partner or BUC Holder making such request. The Partnership's books and records shall include the following:

(a) a current list of the full name, last known home or business address and Partnership Interest of each Partner and BUC Holder set forth in alphabetical order;

(b) a copy of this Agreement and the Certificate, together with executed copies of any powers of attorney pursuant to which such Certificate, and any amendments thereto, have been executed;

(c) copies of the Partnership's federal, state and local income tax returns and reports, if any, for the three most recent years; and

(d) copies of all financial statements of the Partnership for the three most recent years.

Section 9.02. Accounting Basis and Fiscal Year. The books and records of the Partnership initially shall be kept on the accrual method. The Partnership will use a fiscal year identical to its taxable year. Unless permission is granted by the Internal Revenue Service to use a taxable year other than the calendar year, the Partnership will use a calendar year taxable year.

Section 9.03. Reports.

(a) Within 60 days after the end of each of the first three quarters of each fiscal year, the General Partner shall send to each Person who was a Limited Partner or a BUC Holder during such quarter a balance sheet and statements of income, changes in Partners' capital and cash flow of the Partnership (all prepared in accordance with generally accepted accounting principles but none of which need be audited) and a statement showing distributions of Net Interest Income and Net Residual Proceeds during such quarter, which need not be audited, together with a report of the activities of the Partnership during such quarter.

(b) Within 75 days after the end of each fiscal year, the General Partner shall send to each Person who was a Limited Partner or a BUC Holder at any time during the year then ended such tax information relating to the Partnership as shall be necessary for the preparation by such Limited Partner or BUC Holder of his federal income tax return and required state income and other tax returns.

(c) Within 120 days after the end of each fiscal year, the General Partner shall send to each Person who was a Limited Partner or BUC Holder at any time during the year then ended a report including (i) the balance sheet of the Partnership as of the end of such year and statements of income, changes in Partners' capital and cash flow of the Partnership for such year, all of which shall be prepared in accordance with generally accepted accounting principles and accompanied by a report of the Accountants containing an opinion of the Accountants, (ii) a report of the activities of the Partnership during such year and (iii) a statement (which need not be audited) showing cash distributions per Limited Partnership Interest and per BUC during such year in respect of such year, which statement shall identify distributions of (a) Net Interest Income and Net Residual Proceeds received by the Partnership during such year, (b) Net Interest Income and Net Residual Proceeds received during prior years which had been held in the Reserve and (c) cash placed in Reserves during such year. The Partnership's annual report will include a detailed statement of (i) the amount of the fees, if any, paid to the General Partner pursuant to Section 5.05(e) hereof and (ii) the amounts actually reimbursed to the General Partner and its Affiliates pursuant to Section 5.05(b) hereof.
The Accountants will certify that the amounts actually reimbursed to the General Partner pursuant to Section 5.05(b) were costs incurred by the General Partner in connection with the conduct of the business and affairs of the Partnership or the acquisition and management of its assets and were permissible reimbursements under this Agreement. The methods of verification used by the Accountants will be in accordance with generally accepted auditing standards and include such tests of the accounting records and other auditing procedures which the Accountants consider appropriate.

Section 9.04. Designation of Tax Matters Partner. The General Partner is hereby authorized to designate itself or any other General Partner as Tax Matters Partner of the Partnership, as provided in Section 6231 of the Code and the Regulations promulgated thereunder. Each Partner, by execution of this Agreement, and each BUC Holder, by acceptance of his BUCs, consents to such designation of the General Partner as the Tax Matters Partner and agrees to execute, certify, acknowledge, deliver, swear to, file and record at the appropriate public offices such documents as may be necessary or appropriate to evidence the appointment of the General Partner as such.

Section 9.05. Expenses of Tax Matters Partner. The Partnership shall reimburse the Tax Matters Partner for all expenses, including legal and accounting fees, and shall indemnify him for claims, liabilities, losses and damages incurred in connection with any administrative or judicial proceeding with respect to the tax liability of the Partners and BUC Holders. The payment of all such expenses and indemnification shall be made before any distributions are made from Net Interest Income, Net Residual Proceeds or Liquidation Proceeds. Neither the General Partner, nor any Affiliate, nor any other Person shall have any obligation to provide funds for such purpose. The taking of any action and the incurring of any expense by the Tax Matters Partner in connection with any such proceeding, except to the extent required by law, is a matter in the sole discretion of the Tax Matters Partner, and the provisions on limitations of liability of the General Partner and indemnification set forth in Section 5.09 of this Agreement shall be fully applicable to the Tax Matters Partner in its capacity as such.

Article X

MEETINGS AND VOTING RIGHTS OF LIMITED PARTNERS AND BUC HOLDERS

Section 10.01. Meetings.

(a) The General Partner may call a meeting of the Limited Partners and BUC Holders for any purpose or call for a vote of the Limited Partners and BUC Holders without a meeting or otherwise solicit the consent of the Limited Partners and BUC Holders at any time and the General Partner shall call for such a meeting or vote without a meeting or solicit the consents of the Limited Partners and BUC Holders upon receipt of a written request for such a meeting, vote or solicitation signed by 10% or more in interest of the Limited Partners (it being understood that the Initial Limited Partner will act in accordance with the directions of the BUC Holders). Any such meeting shall be held not less than 15 days nor more than 60 days after the receipt of such request. Any such request shall state the purpose of the proposed meeting and the matters proposed to be acted upon at such meeting, and no matter may be acted upon at the meeting other than as set forth in such request or as otherwise permitted by the General Partner. Meetings shall be held at the principal office of the Partnership or at such other place as may be designated by the General Partner or, if the meeting is called upon the request of the Limited Partners (including the Initial Limited Partner acting on behalf of the BUC Holders), as designated by such Limited Partners (including the Initial Limited Partner acting on behalf of the BUC Holders).

(b) Notice of any meeting to be held pursuant to Section 10.01(a) shall be given (in person or by certified mail) within 10 days of the receipt by the General Partner of the request for such meeting to each Limited Partner at his record address, or at such other address which he may have furnished in writing to the General Partner and to the BUC Holders at the address shown on the Partnership's books and records kept in accordance with Section 9.01.
Such Notice shall state the place, date and hour of the meeting and shall indicate that the Notice is being issued at the direction of, or by, the Partner(s) calling the meeting. The Notice shall state the record date established in Section 10.01(c) and state the purpose of the meeting. If a meeting is adjourned to another time or place, and if an announcement of the adjournment of time or place is made at the meeting, it shall not be necessary to give Notice of the adjourned meeting. The presence in person or by proxy of a majority in interest of the Limited Partners (including the Initial Limited Partner acting for and at the direction of the BUC Holders) considered as a class shall constitute a quorum at all meetings of the Partners and BUC Holders; provided, however, that if no such quorum is present, holders of a majority in interest of the Limited Partners considered as a class (it being understood that the Initial Limited Partner shall be present at the direction of the BUC Holders and only to the extent of such direction) so present or so represented may adjourn the meeting from time to time without further Notice, until a quorum shall have been obtained. No Notice of the time, place or purpose of any meeting of Limited Partners and BUC Holders need be given (i) to any Limited Partner or BUC Holder who attends in person or is represented by proxy, except for a Partner attending a meeting for the express purpose of objecting at the beginning of the meeting to the transaction of any business on the ground that the meeting is not lawfully called or convened, or (ii) to any Limited Partner or BUC Holder entitled to such Notice who, in writing, executed and filed with the records of the meeting, either before or after the time thereof, waives such Notice.

(c) For the purpose of determining the Limited Partners entitled to vote at any meeting of the Limited Partners and BUC Holders, and the BUC Holders entitled to receive Notice of and direct the voting of the Initial Limited Partner at any such meeting, or any adjournment thereof, or to act by written Consent without a meeting, the General Partner or the Limited Partners or the BUC Holders requesting such meeting or vote pursuant to Section 11.03(a) may fix, in advance, a date as the record date of any such determination of Limited Partners and BUC Holders. Such date shall not be more than 60 days nor less than 15 days before any such meeting or not more than 60 days prior to the initial solicitation of Consents from the Limited Partners and BUC Holders.

(d) At each meeting of Limited Partners and BUC Holders, the Limited Partners and BUC Holders present or represented by proxy shall elect such officers and adopt such rules for the conduct of such meeting as they shall deem appropriate.

Section 10.02. Voting Rights of Limited Partners and BUC Holders.

(a) Subject to Section 10.03, a majority in interest of the Limited Partners (it being understood that the Initial Limited Partner shall act at the direction of the BUC Holders), without the concurrence of the General Partner, may: (i) amend this Agreement, provided that the concurrence of the General Partner shall be required for any amendment to this Agreement which modifies the compensation or distributions to which the General Partner is entitled or which affects the duties of the General Partner; (ii) approve or disapprove the sale or other disposition of all or substantially all of the Partnership's assets in a single transaction in the circumstances provided by Section 5.04(c); (iii) dissolve the Partnership; and (iv) remove any General Partner and elect a successor therefor, which successor shall become a General Partner only in accordance with Section 6.02. Amendments to this Agreement may be proposed at any time by a writing signed by 10% or more in interest of the Limited Partners (it being understood that the Initial Limited Partner will act in accordance with the direction of the BUC Holders).

(b) A Limited Partner shall be entitled to cast one vote for each Limited Partnership Interest which he owns, and a BUC Holder shall be entitled to direct the Initial Limited Partner to cast one vote for each BUC which he owns (it being understood that the Initial Limited Partner will act at the direction of the BUC Holders) at a meeting, in person, by written proxy or by a signed writing directing the manner in which he desires that his vote be cast, which writing must be received by the General Partner prior to the adjournment sine die of such meeting. In the alternative, BUC Holders may Consent to actions without a meeting, by a signed writing identifying the action taken or proposed to be taken. Every proxy must be signed by the Limited Partner or BUC Holder or his attorney-in-fact. No proxy shall be valid after the expiration of 12 months from the date thereof unless otherwise provided in the proxy. Every proxy shall be revocable at the pleasure of the Limited Partner or the BUC Holder executing it by Notice to the Person to whom the proxy was given. Written Consents may be irrevocable if stated in a writing delivered to BUC Holders at the time at which their Consent is solicited. Only the votes or Consents of Limited Partners or BUC Holders of record on the record date established pursuant to Section 10.01(c), whether at a meeting or otherwise, shall be counted. The General Partner shall not be entitled to vote in its capacity as General Partner. The laws of the State of Delaware pertaining to the validity and use of corporate proxies shall govern the validity and use of proxies given by the Limited Partners and BUC Holders, except to the extent such laws are inconsistent with this Agreement. The BUC Holders may give proxies only to the Initial Limited Partner. The Initial Limited Partner will vote in accordance with the directions of the BUC Holders so that each BUC will be voted separately.

(c) Reference in this Agreement to a specified percentage in interest of the Limited Partners and BUC Holders means the Limited Partners and BUC Holders whose combined Capital Contributions (it being understood that the BUC Holders' Capital Contributions were made by the Initial Limited Partner) represent the specified percentage of the Capital Contributions of all Limited Partners and BUC Holders.

Section 10.03. Opinion Regarding Effect of Action by Limited Partners and BUC Holders. Prior to any vote or Consent by Limited Partners or BUC Holders that might (i) materially affect the tax status of the Partnership, (ii) impair the limited liability of the Limited Partners or BUC Holders, or (iii) result in the dissolution or termination of the Partnership, the Partnership will provide Limited Partners and BUC Holders written advice from Counsel as to the possible and most likely consequences of such vote or Consent with respect thereto.

Section 10.04. Other Activities. The Limited Partners and BUC Holders may engage in or possess interests in other business ventures of every kind and description for their own accounts, including without limitation serving as general or limited partners of other partnerships which own, either directly or through interests in other partnerships, investments similar in nature to the Mortgage Investments and the Tax Exempt Investments. Neither the Partnership nor any of the Partners or BUC Holders shall have any rights by virtue of this Agreement in or to such business ventures or to the income or profits derived therefrom.

Article XI

ASSIGNMENT OF LIMITED PARTNERSHIP INTERESTS TO BUC HOLDERS AND RIGHTS OF BUC HOLDERS

Section 11.01. Assignment of Limited Partnership Interests to BUC Holders.

(a) Except as otherwise provided herein, the Initial Limited Partner, by the execution of this Agreement, irrevocably assigns to the Persons who are BUC Holders of the Prior Partnership as of the Merger Date, all of the Initial Limited Partner's rights and interest in its Partnership Interest. The rights and interest so transferred and assigned shall include, without limitation, the following:

(i) all rights to receive distributions of Net Interest Income pursuant to
Section 4.01;

(ii) all rights to receive Net Residual Proceeds and Liquidation Proceeds pursuant to Section 4.02;

(iii) all rights in respect of allocations of Income and Loss pursuant to Sections 4.03 and 4.04;

(iv) all rights in respect of determinations of allocations and distributions pursuant to Section 4.05;

(v) all rights to inspect records and to receive reports pursuant to Article
IX;

(vi) all rights to vote on Partnership matters pursuant to Article X; and

(vii) all rights which Limited Partners have, or may have in the future, under the Act, except as otherwise provided herein.

Notwithstanding the foregoing, the Partnership may issue additional BUCs from time to time as determined by the General Partner, in which case the foregoing assignment will be deemed to include an assignment to the holders of such additional BUCs and such additional BUCs shall participate in the rights and interest of the Initial Limited Partner to the same extent as the BUCs existing on the Merger Date. All Persons becoming BUC Holders shall be bound by the terms and conditions of, and shall be entitled to all rights of, Limited Partners under this Agreement.

(b) The Initial Limited Partner shall remain as Initial Limited Partner on the books and records of the Partnership notwithstanding the assignment of all of its Limited Partnership Interest until such time as the Initial Limited Partner transfers its position as Initial Limited Partner to another Person with the Consent of the General Partner. Other than pursuant to Section 11.01(a), the Initial Limited Partner may not transfer or assign a Limited Partnership Interest without the prior written Consent of the General Partner.

(c) The General Partner, by the execution of this Agreement, irrevocably Consents to and acknowledges on behalf of itself and the Partnership that (i) the foregoing assignment pursuant to Section 11.01(a) by the Initial Limited Partner to the BUC Holders of the Initial Limited Partner's rights and interest in the Limited Partnership Interests is valid and binding on the Partnership and the General Partner, and (ii) the BUC Holders are intended to be third-party beneficiaries of all rights and privileges of the Initial Limited Partner in respect of the Limited Partnership Interests. The General Partner covenants and agrees that, in accordance with the foregoing transfer and assignment, all the Initial Limited Partner's rights and privileges in respect of the Limited Partnership Interests assigned to the BUC Holders may be exercised by the BUC Holders, including, without limitation, those listed in Section 11.01(a).

Section 11.02. Rights of BUC Holders.

(a) Limited Partners (including the Initial Limited Partner but only with respect to its own Limited Partnership Interests) and BUC Holders shall share pari passu on the basis of one Limited Partnership Interest for one BUC, and shall be considered as a single class with respect to all rights to receive distributions of Net Interest Income, Net Residual Proceeds and Liquidation Proceeds, allocations of Income and Loss, and other determinations of allocations and distributions pursuant to this Agreement.

(b) Limited Partners (including the Initial Limited Partner voting on behalf of the BUC Holders) shall vote on all matters in respect of which they are entitled to vote (either in person, by proxy or by written Consent), as a single class with each entitled to one vote.

(c) A BUC Holder is entitled to the same duty (including any fiduciary duty created by law) from the General Partner as the General Partner owes to a Limited Partner and may sue the General Partner to enforce the same. A BUC Holder may bring a derivative action against any Person (including the General Partner) to enforce any right of the Partnership to recover a judgment to the same extent as a Limited Partner has such a right under the Act.

(d) A BUC Holder is not a Limited Partner and has no right to be admitted to the Partnership as such.

Section 11.03. Voting by the Initial Limited Partner on Behalf of BUC Holders.

(a) Subject to Section 8.01(a)(i), the Initial Limited Partner hereby agrees that, with respect to any matter on which a vote of the Limited Partners is taken, the Consent of the Limited Partners is required or any other action of the Limited Partners is required or permitted, it will not vote its Limited Partnership Interest or grant such Consent or take such action (other than solely administrative actions as to which the Initial Limited Partner has no discretion) except for the sole benefit of, and in accordance with the written instructions of, the BUC Holders with respect to their BUCs. The Initial Limited Partner (or the Partnership on behalf of the Initial Limited Partner) will provide Notice to the BUC Holders containing information regarding any matters to be voted upon or as to which any Consent or other action is requested or proposed. The Partnership and the General Partner hereby agree to permit BUC Holders to attend any meetings of Partners and the Initial Limited Partner shall, upon the written request of BUC Holders owning BUCs which represent in the aggregate 10% or more of all of the outstanding BUCs, request the General Partner to call a meeting of Partners pursuant to Section
10.01 or to submit a matter to the Initial Limited Partner without a meeting pursuant to this Agreement. The General Partner shall give the BUC Holders Notice of any meeting to be held pursuant to Section 10.01(a) at the same time and manner as such Notice is required to be given to the Initial Limited Partner pursuant to Section 10.01(b).

(b) The Initial Limited Partner will exercise its right to vote or Consent to any action under this Agreement in accordance with the written instructions of holders of BUCs outstanding as of the relevant record date. In addition, holders of a majority of the BUCs outstanding may instruct the Initial Limited Partner to take, and upon receipt of such instruction, the Initial Limited Partner shall take, the actions permitted by Section 10.02.

(c) The Initial Limited Partner will mail to any BUC Holder (at the address shown on the Partnership's records kept in accordance with Section 9.01(a)) any report, financial statement or other communication received from the Partnership or the General Partner with respect to the Limited Partnership Interests held by the Initial Limited Partner (including, without limitation, any financial statement or report or tax information provided pursuant to
Section 9.03). In lieu of mailing of any such document by the Initial Limited Partner, the Initial Limited Partner may, at its option, request the General Partner to mail any such communications directly to the BUC Holders, and the Initial Limited Partner shall be deemed to have satisfied its obligations under this Section 11.03(b) upon its receipt of written notification from the General Partner that any such communication has been mailed, postage prepaid, to all of the BUC Holders at the addresses shown on the Partnership's records.

Section 11.04. Preservation of Tax Status. With the Consent of each BUC Holder so affected, the General Partner may at any time cause such BUC Holder to become a Limited Partner and may take such other action with respect to the manner in which BUCs are being or may be transferred or traded as it may deem necessary or appropriate, in order to preserve the status of the Partnership as a partnership rather than an association taxable as a corporation for federal income tax purposes or to insure that BUC Holders will be treated as limited partners for federal income tax purposes.

Article XII

MISCELLANEOUS PROVISIONS

Section 12.01. Appointment of the General Partner as Attorney-in-Fact.

(a) Each Limited Partner by the execution of this Agreement irrevocably constitutes and appoints, with full power of substitution, the General Partner as his true and lawful attorney-in-fact with full power and authority in his name, place and stead to execute, certify, acknowledge, deliver, swear to, file and record at the appropriate public offices such documents as may be necessary or appropriate to carry out the provisions of this Agreement, including, but not limited to:

(i) the Certificate and amendments thereto, and all certificates and other instruments (including counterparts of this Agreement), and any amendments thereof, which any such Person deems appropriate to form, qualify or continue the Partnership as a limited partnership (or a partnership in which the Limited Partners will have limited liability comparable to that provided by the Act on the date thereof) in a jurisdiction in which the Partnership may conduct business or in which such formation, qualification or continuation is, in the opinion of any such Person, necessary to protect the limited liability of the Limited Partners and BUC Holders;

(ii) any other instrument or document which may be required to be filed by the Partnership under federal law or under the laws of any state in which any such Person deems it advisable to file;

(iii) all amendments to this Agreement adopted in accordance with the terms hereof and all instruments which any such Person deems appropriate to reflect a change or modification of the Partnership in accordance with the terms of this Agreement; and

(iv) any instrument or document, including amendments to this Agreement, which may be required to effect the continuation of the Partnership, the admission of a Limited Partner or an additional or successor General Partner or the dissolution and termination of the Partnership (provided such continuation, admission or dissolution and termination are in accordance with the terms of this Agreement) or to reflect any reductions in amount of Capital Accounts.

(b) The appointment by each Limited Partner of each of such Persons as his attorney-in-fact is irrevocable and shall be deemed to be a power coupled with an interest, in recognition of the fact that each of the Partners under this Agreement will be relying upon the power of such Persons to act as contemplated by this Agreement in any filing and other action by them on behalf of the Partnership, and such power shall survive the Incapacity of any Person hereby giving such power and the transfer or assignment of all or any part of the Limited Partnership Interests of such Person; provided, however, that in the event of a transfer by a Limited Partner of all or any part of his Limited Partnership Interests, the foregoing power of attorney shall survive such transfer only until such time as the transferee is admitted to the Partnership as a Limited Partner and all required documents and instruments are duly executed, filed and recorded to effect such substitution.

Section 12.02. Signatures. Each Limited Partner and any additional or successor General Partner shall become a signatory hereto by signing such number of counterpart signature pages to this Agreement and such other instrument or instruments in such manner and at such time as the General Partner shall determine. By so signing, each Limited Partner, successor General Partner or additional General Partner, as the case may be, shall be deemed to have adopted, and to have agreed to be bound by, all the provisions of this Agreement, as amended from time to time; provided, however, that no such counterpart shall be binding unless and until it has been accepted by the General Partner.

Section 12.03. Amendments.

(a) In addition to any amendments otherwise authorized herein, amendments may be made to this Agreement or the Certificate from time to time by the General Partner, without the Consent of the Limited Partners or the BUC Holders, (i) to add to the representations, duties or obligations of the General Partner or surrender any right or power granted to the General Partner in this Agreement;
(ii) to cure any ambiguity or correct or supplement any provision in this Agreement which may be inconsistent with the manifest intent of this Agreement, if such amendment is not materially adverse to the interests of Limited Partners and BUC Holders in the sole judgment of the General Partner;
(iii) to delete or add to any provision of this Agreement required to be deleted or added to based upon comments by the staff of the Securities and Exchange Commission or other federal agency or by a state securities commissioner; (iv) to delete, add or revise any provision of this Agreement that may be necessary or appropriate, in the General Partner's judgment, to insure that the Partnership will be treated as a partnership, and that each BUC Holder and each Limited Partner will be treated as a limited partner, for federal income tax purposes; (v) to reflect the withdrawal, removal or admission of Partners; and (vi) to reflect a change in the name or address of the Partnership's registered agent in the State of Delaware; provided, however, that no amendment shall be adopted pursuant to this Section 12.03(a) unless the adoption thereof (A) is consistent with Section 5.01 and is not prohibited by Section 5.04; (B) does not affect the distribution of Net Interest Income, Net Residual Proceeds or Liquidation Proceeds or the allocation of Income or Loss (except as provided in Section 5.10); (C) does not, in the sole judgment of the General Partner after consultation with Counsel, affect the limited liability of the Limited Partners or the BUC Holders or cause the Partnership not to be treated as a partnership for federal income tax purposes; and (D) does not amend this Section 12.03(a).

(b) If this Agreement shall be amended as a result of substituting a Limited Partner, the amendment to this Agreement shall be signed by the General Partner, the Person to be substituted and the assigning Limited Partner. If this Agreement shall be amended to reflect the designation of an additional General Partner, such amendment shall be signed by the other General Partners and by such additional General Partner. If this Agreement shall be amended to reflect the withdrawal of a General Partner when the business of the Partnership is being continued, such amendment shall be signed by the withdrawing General Partner and by the remaining or successor General
Partner. In the event the withdrawing General Partner or the assigning Limited Partner does not sign such an amendment within 30 days following its withdrawal or substitution, the remaining or successor General Partners are hereby appointed by the withdrawing General Partner or the assigning Limited Partner as its attorney-in-fact for purposes of signing such amendment.

(c) In making any amendments, there shall be prepared and filed by the General Partner for recording such documents and certificates as shall be required to be prepared and filed under the Act and in any other jurisdictions under the laws of which the Partnership is then qualified.

Section 12.04. Binding Provisions. The covenants and agreements contained herein shall be binding upon, and inure to the benefit of, the heirs, executors, administrators, personal representatives, successors and assigns of the respective parties hereto.

Section 12.05. Applicable Law. This Agreement shall be governed by and construed and enforced in accordance with the internal laws of the State of Delaware.

Section 12.06. Separability of Provisions. Each provision of this Agreement shall be considered separable and if for any reason any provision or provisions hereof are determined to be invalid and contrary to any law, such invalidity shall not impair the operation of or affect those portions of this Agreement which are valid.

Section 12.07. Captions. Article and Section titles are for descriptive purposes only and shall not control or alter the meaning of this Agreement as set forth in the text.

Section 12.08. Entire Agreement. This Agreement, together with Schedule A hereto, sets forth all, and is intended by all parties to be an integration of all, of the promises, agreements and understandings among the parties hereto with respect to the Partnership, the Partnership business and the property of the Partnership, and there are no promises, agreements, or understandings, oral or written, express or implied, among them other than as set forth, incorporated or contemplated in this Agreement.


IN WITNESS WHEREOF, the parties have signed this Agreement as of the 1st day of October, 1998.

																																				GENERAL PARTNER:

																																				AMERICA FIRST CAPITAL ASSOCIATES
																																				LIMITED PARTNERSHIP TWO

																																				By	America First Companies L.L.C.,
																																				General Partner

																																				By /s/ Michael B. Yanney
																																				Michael B. Yanney, President


																																				INITIAL LIMITED PARTNER:

																																				AMERICA FIRST FIDUCIARY
																																				CORPORATION NUMBER FIVE

																																				By /s/ Michael B. Yanney
																																				Michael B. Yanney, President

SCHEDULE A

GENERAL PARTNER:
America First Capital	$4,996
Associates Limited
Partnership Two
Suite 400
1004 Farnam Street
Omaha, NE  68102

INITIAL LIMITED PARTNER:
America First Fiduciary	$72,644,126
Corporation Number Five
Suite 400
1004 Farnam Street
Omaha, NE  68102

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