Form 10-Q
period 1999-06-30
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 1999-08-13
CIK 1059142

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 1999 or

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
BALANCE SHEETS

                                                                                            June 30, 1999
                                                                                              (unaudited)       Dec. 31, 1998
                                                                                            --------------      --------------
Assets
  Cash and temporary cash investments, at cost which
    approximates market value (Note 4)                                                      $      250,853	     $      920,801
  Investment in tax-exempt mortgage bonds, at estimated fair value (Note 5)                     71,720,000          71,720,000
  Interest receivable                                                                              649,501             503,234
  Other assets                                                                                     607,939             277,890
                                                                                            --------------      --------------
                                                                                            $  	73,228,293      $   73,421,925
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable (Note 6)                                                               $      202,781      $      276,184
    Distribution payable (Note 3)                                                                  459,100             453,597
                                                                                            --------------      --------------
                                                                                                   661,881             729,781
                                                                                            --------------      --------------
  Partners' Capital
    General Partner                                                                                  4,169               5,426
    Beneficial Unit Certificate Holders
      ($7.27 per BUC in 1999 and $7.28 in 1998)                                                 72,562,243          72,686,718
                                                                                            --------------      --------------
                                                                                                72,566,412          72,692,144
                                                                                            --------------      --------------
                                                                                            $   73,228,293      $   73,421,925
                                                                                            ==============      ==============
The accompanying notes are an integral part of the combined financial statements.

COMBINED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

																																																																																															For the Six
                                                           For the             For the        Months Ended         For the Six
                                                     Quarter Ended       Quarter Ended       June 30, 1999        Months Ended
                                                     June 30, 1999       June 30, 1998       			(combined)       June 30, 1998
                                                    --------------      --------------      --------------      --------------
Income
 Mortgage bond investment income                    $    1,573,264      $    1,448,408      $    3,013,238      $    3,032,977
 Interest income on temporary cash investments               3,986              13,916               9,882              25,692
 Contingent interest income (Note 5)                        22,702              22,500              42,100              49,233
                                                    --------------      --------------      --------------      --------------
                                                         1,599,952           1,484,824           3,065,220           3,107,902
Expenses
 General and administrative expenses (Note 6)              217,831             227,327             459,166             404,182
                                                    --------------      --------------      --------------      --------------
Net income and comprehensive income                 $    1,382,121      $    1,257,497      $    2,606,054      $    2,703,720
                                                    ==============      ==============      ==============      ==============
Net income allocated to:
 General Partner                                    $       19,270      $       17,975      $       36,165      $       38,853
 BUC Holders                                             1,362,851           1,239,522           2,569,889           2,664,867
                                                    --------------      --------------      --------------      --------------
                                                    $    1,382,121      $    1,257,497      $    2,606,054      $    2,703,720
                                                    ==============      ==============      ==============      ==============
Net income, basic and diluted, per BUC              $          .14      $          .13      $          .26      $          .27
                                                    ==============      ==============      ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENT OF PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 1999
(UNAUDITED)

                                                                                           Beneficial Unit
                                                                               General         Certificate
                                                                               Partner             Holders               Total
                                                                        --------------     ---------------      --------------
Partners' Capital (excluding accumulated other comprehensive income)
  Balance at December 31, 1998                                          $        5,426     $    73,592,718      $   73,598,144
  Net income (combined)                                                         36,165           2,569,889           2,606,054
  Cash distributions paid or accrued (Note 3) (combined)                       (37,422)         (2,694,364)         (2,731,786)
                                                                        --------------     ---------------      --------------
                                                                                 4,169          73,468,243          73,472,412
                                                                        --------------     ---------------      --------------
Accumulated Other Comprehensive Income
  Balance at December 31, 1998 and June 30, 1999 	                                -               (906,000)           (906,000)
                                                                        --------------     ---------------      --------------
Balance at June 30, 1999 	                                              $        4,169     $    72,562,243      $   72,566,412
                                                                        ==============     ===============      ==============
The accompanying notes are an integral part of the combined financial statements.

COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                             		For the Six
                                                                                              Months Ended      	 	For the Six
                                                                                            	June 30, 1999      	 Months Ended
                                                                                                (combined)     	 June 30, 1998
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $    2,606,054      $    2,703,720
    Adjustments to reconcile net income to net cash
    from operating activities
      Decrease (increase) in interest receivable                                                  (146,267)       	     82,230
      Decrease (increase) in other assets                                                         (330,049)            (56,724)
      Decrease in accounts payable                                                                 (73,403)            (74,803)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                    2,056,335           2,654,423
                                                                                            --------------      --------------
Cash flow used in investing activity
  Bond issuance costs paid                                                                            -                   -
                                                                                            --------------      --------------
Cash flow used in financing activity
  Distributions paid                                                                            (2,726,283)         (2,733,175)
                                                                                            --------------      --------------
Net decrease in cash and temporary cash investments                                               (669,948)            (78,752)
Cash and temporary cash investments at beginning of period                                         920,801           1,522,893
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $      250,853      $    1,444,141
                                                                                            ==============      ==============
The accompanying notes are an integral part of the combined financial statements.

Supplemental disclosure of non-cash investing activity:
During the six months ended June 30, 1999, the tax-exempt mortgage bonds secured by Shoals Crossing and Ashley Square with principal balances of $4,500,000 and $6,500,000, respectively, were refinanced by their local housing finance authorities. The bonds held by the Partnership were terminated and new bonds in the same principal amounts were issued to the Partnership.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)

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


2. Summary of Significant Accounting Policies

  A)Financial Statement Presentation
    The accompanying 1999 financial statements include the combined accounts of the New Partnership from February 1, 1999 (the Merger Date), through
    June 30, 1999, and the accounts of the Prior Partnership from January 1,
    1999 until the Merger Date.  The combination of the accounts of the Prior
			 Partnership and the New Partnership is reflected on an "as-if" pooling
				basis for a merger of entities under common control.  Financial statements
			 for 1998 include the accounts of the Prior Partnership.

    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Prior Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 and the New Partnership's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at June 30, 1999, and results of operations for all periods presented have been made.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)

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

4. Partnership Reserve Account

The Partnership maintains a reserve account which totaled $	661,312 at
June 30, 1999. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to BUC Holders or for any other contingencies related to the ownership of the mortgage bonds and the operation of the Partnership.

5. Investment in Tax-Exempt Mortgage Bonds

Descriptions of the tax-exempt mortgage bonds owned by the Partnership at June 30, 1999, are as follows:

                                                                                                   Base
                                                              Number         Maturity          Interest
Property Name                     Location                  of Units             Date              Rate
------------------------          -----------------         --------         --------         ---------
  Arama Apartments                Miami, FL                    293           07/01/10              8.5% (1)
  Woodbridge Apts. of
    Bloomington III               Bloomington, IN              280           12/01/27              7.5% (2)
  Shoals Crossing                 Atlanta, GA                  176           12/01/25              7.5% (2), (3)
  Ashley Pointe at
    Eagle Crest                   Evansville, IN               150           12/01/27              7.0% (1), (2)
  Woodbridge Apts. of
    Louisville II                 Louisville, KY               190           12/01/27              7.5% (2)
  Northwoods Lake
    Apartments                    Duluth, GA                   492           09/01/25              7.5% (2)
  Ashley Square                   Des Moines, IA               144           12/01/25              7.5% (2), (3)


 (1) In addition to the base interest rates shown, the bonds bear additional contingent interest as defined in each revenue note which, when combined with the base interest, is limited to a cumulative, noncompounded amount not greater than 12% per annum in the case of Arama Apartments and 10.5% per annum in the case of Ashley Pointe. The Partnership received additional contingent interest from Arama Apartments and Ashley Pointe of $19,398 and $22,702, respectively during the six months ended June 30, 1999.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)


 (2) In addition to the base interest rates shown, the bonds bear additional contingent interest as defined in each revenue note of up to an additional 3.5% per annum that is payable out of 50% (100% in the case of Shoals Crossing, Ashley Pointe Northwoods Lake Apartments and Ashley Square) of the net cash flow generated by the respective property.

 (3) The tax-exempt bonds secured by these properties were reissued by their local housing finance authority on February 25, 1999 and June 16, 1999 for Shoals Crossing and Ashley Square, respectively. The existing tax-exempt bonds held by the Partnership were terminated and new bonds in the same principal amounts were issued to the Partnership. The new bonds provide for the payment of base interest to the Partnership at a rate of 7.5% per annum compared to 8.5% per annum for the previous bonds.

The Partnership classified its investment in tax-exempt mortgage bonds as available-for-sale. At June 30, 1999, the total amortized cost, gross unrealized holding losses and aggregate fair value of available-for-sale securities were $72,626,000, $906,000 and $71,720,000 respectively.

6. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The capitalized costs were incurred in connection with the reissuance of the tax-exempt bonds. The amount of such expenses reimbursed to AFCA 2 during 1998 was $620,021. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% of the outstanding principal balance of any tax-exempt bond or other mortgage investment, unless the owner of the property financed by such tax-exempt bond or other mortgage investment or another third party is required to pay such administrative fee. Under the terms of each of the Partnership's existing tax-exempt mortgage bonds, the property owners are obligated to pay the administrative fee to AFCA 2. Therefore, the Partnership did not pay any administrative fees to AFCA 2 during the six months ended
June 30, 1999. The Partnership may become obligated to pay administrative fees to AFCA 2 in the event it acquires additional tax-exempt bonds or other mortgage investments and is not able to negotiate the payment of these fees by the property owners or in the event it acquires title to any of the properties securing its existing tax-exempt bonds by reason of foreclosure. In addition, AFCA 2 was entitled to receive approximately $359,000 in administrative fees from the Partnership for the year ended December 31, 1989. The payment of these fees, which has been deferred by AFCA 2, is contingent upon, and will be paid only out of future profits realized by the Partnership from the disposition of any Partnership assets. This amount will be recorded as an expense by the Partnership when it is probable that these fees will be paid.

AFCA 2 received administrative fees of $160,193 during 1999 ($111,704 for the quarter ended June 30, 1999), from the owners of properties financed by the tax-exempt bonds held by the Partnership. Since these administrative fees are not Partnership expenses, they have not been reflected in the accompanying financial statements. However, such fees are payable by the property owners prior to the payment of any contingent interest on the tax-exempt bonds secured by these properties.

An affiliate of AFCA 2 has been retained by the owners of Ashley Square, Northwoods Lake Apartments, Ashley Pointe at Eagle Crest and Shoals Crossing to provide property management services for these properties. The management fees paid to the affiliate of AFCA 2 reflect market rates for such services in the areas in which these properties are located and totaled $158,147 in 1999 ($78,637 for the quarter ended June 30, 1999). These management fees are not Partnership expenses and, accordingly, have not been reflected in the accompanying financial statements. However, such fees are paid out of the revenues generated by these properties prior to the payment of any interest on the tax-exempt bonds held by the Partnership on these properties.

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

The Partnership's primary capital resources consist of seven tax-exempt mortgage bonds which were issued to the Partnership in order to provide construction and/or permanent financing for the seven multifamily housing projects listed in the following table:

                                                                                                     	At June 30, 1999
                                                                                            ----------------------------------
                                                                                                    Number          Percentage
                                                                                Number            of Units            of Units
Property Name                                  Location                       of Units            Occupied            Occupied
-------------------------------------          ------------------       --------------      --------------      --------------
Woodbridge Apts. of Bloomington III            Bloomington, IN                     280                 228                 81%
Ashley Pointe at Eagle Crest                   Evansville, IN                      150                 149                 99%
Woodbridge Apts. of Louisville II              Louisville, KY                      190                 185                 97%
Northwoods Lake Apartments                     Duluth, GA                          492                 467                 95%
Shoals Crossing                                Atlanta, GA                         176                 164                 93%
Ashley Square                                  Des Moines, IA                      144                 141                 98%
Arama Apartments                               Miami, FL                           293                 289                 99%
                                                                        --------------      --------------      --------------
                                                                                 1,725               1,623                 94%
                                                                        ==============      ==============      ==============

The aggregate carrying value of the tax-exempt bonds at June 30, 1999 was $71,720,000. Because the sole source of funds available for the repayment of principal of the bonds is the net proceeds from the sale or refinancing of the financed properties, the carrying value of the bonds reflects the general partner's current estimate of the aggregate fair market value of the financed properties.

Each of the bonds bears interest at a fixed rate and provides for the payment of additional contingent interest that is payable solely from available net cash flow generated by the financed property. The principal amount of the bonds does not amortize over its terms. However, the principal of one of the bonds the Partnership held was to repaid to the Partnership on July 1, 1998. Because the net sale or refinancing proceeds from the properties is the sole source of principal repayment and the aggregate fair value of the properties is less than the total principal amount of the bonds, the repayment of the bonds according to their original terms was likely to have caused a loss of capital to the Partnership. In order to avoid this result, the Partnership elected to continue to hold the bonds beyond their original repayment date. However, in order to allow the bonds to continue to generate tax-exempt interest for the Partnership, the Partnership is coordinating the reissuance of the bonds with the local housing finance authorities at interest rates that will allow debt service on the bonds to be paid from the net revenues projected to be generated by the financed properties.

The tax-exempt bonds secured by Shoals Crossing and Ashley Square were reissued by their respective local housing finance authorities on February 25, 1999 and June 16, 1999. The existing tax-exempt bonds held by the Partnership were terminated and new bonds in the same principal amounts were issued to the Partnership. The new bonds have terms expiring on December 1, 2025, and provide for the payment of base interest to the Partnership at a rate of 7.5% per annum and for the payment to the Partnership of contingent interest of up to an additional 3.5% per annum that is payable out of 100% of the net cash flow generated by the financed property.

As a result of the refinancing of the tax-exempt bonds in 1998 and 1999 and the reduction in the base and contingent interest rates, AFCA 2 anticipates that base and contingent interest earned on the mortgage bonds in 1999 will be approximately $200,000 to $300,000 less than that earned in 1998. In addition, the reduction in the base interest rates will make it more likely that AFCA 2 will receive its administrative fees from the property owners on a current basis. A reduction in the contingent interest rates will limit the Partnership's potential participation in future increases, if any, in the net cash flow generated by the financed properties and in the net proceeds generated by the ultimate sale or refinancing of these properties. Regarding the sole remaining tax-exempt bond which has not been reissued, the management is considering the possible sale or refinancing of this property.

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

                                                                                             		For the Six
                                                                                              Months Ended       		For the Six
                                                                                            	June 30, 1999        Months Ended
                                                                                                (combined)     	 June 30, 1998
                                                                                            --------------      --------------
Regular monthly distributions

Income                                                                                   		 $        .1350      $        .1350
                                                                                            ==============      ==============

Distributions
  Paid out of current and prior undistributed cash flow                                     $        .1350      $        .1350
                                                                                            ==============      ==============

In addition to current interest income, the Partnership may draw on its reserve to pay operating expenses or to supplement cash distributions to BUC holders. As of June 30, 1999, the amount held by the Partnership in the reserve was $661,312. During the six months ended June 30, 1999, a net amount of undistributed income totaling $125,732 was withdrawn from reserves ($15,828 of income was placed into reserves for the quarter ended June 30, 1999). Future distributions to BUC Holders will depend upon the amount of base and contingent interest received on the mortgage bonds, the size of the reserves established by the Partnership and the extent to which withdrawals are made from reserves.

The Partnership believes that cash provided by interest income from its tax-exempt bonds and temporary investments, supplemented, if necessary, by withdrawals from its reserve, will be adequate to meet its projected short-term and long-term liquidity requirements, including the payments expenses and of distributions to BUC Holders. However, the General Partner anticipates that the interest income which will be received on certain tax-exempt bonds will decline in the future and unless the Partnership is able to generate additional interest income that cash distributions to BUC holders may not remain at the current level.

The Partnership intends to invest in additional tax-exempt mortgage bonds and related investments and expects to finance such acquisitions through the sale of senior interests in its existing tax-exempt bonds and/or by issuing additional BUCs. By acquiring additional investments, AFCA hopes to (i) increase the amount of tax-exempt interest available for distribution to BUC holders, (ii) reduce risk through increased asset diversification and (iii) achieve improved economies of scale. By financing the acquisition of additional investments through the sale of senior interests in its existing tax-exempt bonds, the Partnership will forego a portion of the interest it currently earns on its existing tax-exempt bonds, but expects to reinvest the sale proceeds in instruments which generate a greater amount of interest income. To the extent the Partnership sells such senior interests and is unable to reinvest the proceeds in investments that generate interest at least as great as the interest paid on the senior interests, the amount of interest income available to the Partnership will decline. AFCA is unable to estimate the amount, if any, of additional tax-exempt mortgage bonds and other investments that the Partnership may acquire and there can be no assurance that the Partnership will be able to achieve any of the goals stated above.

Asset Quality

It is the policy of the Partnership to make a periodic review of the real estate collateralizing the Partnership's mortgage bonds in order to adjust, when necessary, the carrying value of the mortgage bonds. Mortgage bonds are classified as available-for-sale and are therefore carried at the estimated fair value of the underlying collateral. The fair value of the underlying collateral is based on management's best estimate of the net realizable value of the properties; however the ultimate realized values may vary from these estimates. Adjustments are made to the carrying value when there are significant changes in the estimated net realizable value of the underlying collateral. Internal property valuations and reviews performed during the six months ended June 30, 1999, indicated that the mortgage bonds recorded on the balance sheet at June 30, 1999, required no adjustments to their current carrying amounts.

The overall status of the Partnership's mortgage bonds has generally remained constant since March 31, 1999.

Results of Operations

The table below compares the results of operations for each period shown.

                                                                         						For the      						 For the           	Increase
                                                                        	Quarter Ended	      Quarter Ended          	(Decrease)
																																																																									June 30, 1999							June 30, 1998           From 1998
                                                                        --------------      --------------      --------------
Mortgage bond investment income                                         $    1,573,264      $    1,448,408      $      124,856
Interest income on temporary cash investments                                    3,986              13,916              (9,930)
Contingent interest income                                                      22,702              22,500                 202
                                                                        --------------      --------------      --------------
                                                                             1,599,952           1,484,824             115,128

General and administrative expenses                                            217,831             227,327              (9,496)
                                                                        --------------      --------------      --------------
Net income                                                              $    1,382,121      $    1,257,497      $      124,624
                                                                        ==============      ==============      ==============

																																																																											For the Six
                                                                          Months Ended         For the Six         	  Increase
                                                                         June 30, 1999        Months Ended          	(Decrease)
                                                                         			(combined)       June 30, 1998           From 1998
                                                                        --------------      --------------      --------------
Mortgage bond investment income                                         $    3,013,238      $    3,032,977      $      (19,739)
Interest income on temporary cash investments                                    9,882              25,692             (15,810)
Contingent interest income                                                      42,100              49,233              (7,133)
                                                                        --------------      --------------      --------------
                                                                             3,065,220           3,107,902             (42,682)
General and administrative expenses                                            459,166             404,182              54,984
                                                                        --------------      --------------      --------------
Net income                                                              $    2,606,054      $    2,703,720      $      (97,666)
                                                                        ==============      ==============      ==============

Mortgage bond investment income for the quarter ended June 30, 1999, increased $124,856 compared to the same period in 1998. The tax-exempt mortgage bonds secured by Shoals Crossing, Woodbridge Apartment of Bloomington Ill, Northwoods Lake Apartments and Ashley Square generated $153,138 more in mortgage bond investment income for the quarter ended June 30, 1999, compared to the same period in 1998. Approximately $116,096 of this increase is attributable to the receipt of past due interest on the prior bonds in 1999 with the remainder being attributable to base interest paid on Shoals Crossing and Ashley Square in excess of amounts paid for the same period in 1998. The tax-exempt mortgage bonds secured by Woodbridge Apartments of Louisville II and Ashley Pointe at Eagle Crest generated $28,282 less in mortgage bond investment income for the quarter ended June 30, 1999, compared to the same period in 1998. This decrease is attributable to the reduction in the base interest rates on such bonds which resulted from the 1998 and 1999 bond refinancings.

Mortgage bond investment income decreased $19,739 for the six months ended June 30, 1999, compared to the same period in 1998. This decrease is primarily attributable to the reduction in the base interest rates on such bonds which resulted from the 1998 and 1999 bond refinancings. Mortgage bond investment income for the six months ended June 30, 1999, decreased $210,604 compared to the same period in 1998 due to the refinancings. This decrease was partially offset by the receipt of past due interest on the prior bonds in 1999 of $181,538. The tax-exempt mortgage bond secured by Shoals Crossing paid $43,046 more in mortgage bond investment income, but this was offset by the performance of the tax-exempt bonds secured by Ashley Square which paid $33,719 less in base interest during the six months ended June 30, 1999 as compared to the same period in 1998.

Interest income on temporary cash investments decreased $9,930 and $15,810 for the quarter and six months ended June 30, 1999, respectively, compared to the same periods in 1998 due primarily to withdrawals made from the Partnership's reserve in 1998 and 1999 to supplement distributions to BUC holders.

The decreases in contingent interest income for the quarter and six months ended June 30, 1999, compared to the same period in 1998 is attributable to a slight reduction in net operating income generated by the Arama Apartments.

General and administrative expenses decreased $9,496 for the quarter ended June 30, 1999, compared to the same period in 1998. The decrease for the quarter is primarily attributable to decreases in expenses relating to restructuring fees of approximately $32,000 offset by increases in professional fees, insurance and travel of approximately $21,000. The remaining offset of the restructuring expenses is attributable to an increase in miscellaneous general and administrative expenses.

General and administrative expenses increased $54,984 for the six months ended June 30, 1999, compared to the same period in 1998. The increase for the six months is due to increased expenses relating to salary, insurance, travel and property valuations of approximately $66,000. These increases were partially offset by a decrease in restructuring fees of approximately
$24,000. The remaining increase in expenses of approximately $13,000 was attributable to an increase in miscellaneous general and administrative expenses.

Year 2000

The Partnership does not own or operate its own computer system and owns no business or other equipment. However, the operation of the Partnership's business relies on the computer system and other equipment maintained by America First Companies L.L.C., the parent company of its general partner ("America First"). In addition, the Partnership has business relationships with a number of third parties whose ability to perform their obligations to the Partnership depend on such systems and equipment. Some or all of these systems and equipment may be affected by the inability of certain computer programs and embedded circuitry to correctly recognize dates occurring after December 31, 1999. America First has adopted a plan to deal with this so-called "Year 2000 problem" with respect to its information technology ("IT") systems, non-IT systems and third party business relationships.

State of Readiness

The IT system maintained by America First consists primarily of personal computers, most of which are connected by a local area network. All accounting and other record keeping functions relating to the Partnership that are conducted in house by America First are performed on this PC-LAN system. America First does not own or operate any "mainframe" computer systems. The PC-LAN system runs software programs that America First believes are compatible with dates after December 31, 1999. America First has engaged a third party computer consulting firm to review and test its PC-LAN system to ensure that it will function correctly after that date and expects that this process, along with any necessary remediation, will be completed by early in the final quarter of 1999. America First believes any Year 2000 problems relating to its IT systems will be resolved without significant operational difficulties. However, there can be no assurance that testing will discover all potential Year 2000 problems or that it will not reveal unanticipated material problems with the America First IT systems that will need to be resolved.

Non-IT systems include embedded circuitry such as microcontrollers found in telephone equipment, security and alarm systems, copiers, fax machines, mail room equipment, heating and air conditioning systems and other infrastructure systems that are used by America First in connection with the operation of the Partnership's business. America First is reviewing its non-IT systems along with the providers that service and maintain these systems, with initial emphasis being placed on those, such as telephone systems, which have been identified as necessary to America First's ability to conduct the operation of the Partnership's business activities. America First expects that any necessary modification or replacement of such "mission critical" systems will be accomplished by early in the final quarter of 1999.

The Partnership has no control over the remediation efforts of third parties with which it has material business relationships and the failure of certain of these third parties to successfully remediate their Year 2000 issues could have a material adverse effect on the Partnership. Accordingly, America First has undertaken the process of contacting each such third party to determine the state of their readiness for Year 2000. Such parties include, but are not limited to, the obligors on the Partnership's GNMA Certificates and FHA Loan, the Partnership's transfer and paying agent and the financial institutions with which the Partnership maintains accounts. America First has received initial assurances from certain of these third parties that their ability to perform their obligations to the Partnership are not expected to be materially adversely affected by the Year 2000 problem. America First will continue to request updated information from these material third parties in order to assess their Year 2000 readiness. If a material third party vender is unable to provide assurance to America First that it is, or will be, ready for Year 2000, America First intends to seek an alternative vender to the extent practical.

Costs

All of the IT systems and non-IT systems used to conduct the Partnership's business operations are owned or leased by America First. Under the terms of its partnership agreement, neither America First nor the Partnership's general partners may be reimbursed by the Partnership for expenses associated with their computer systems or other business equipment. Therefore, the costs associated with the identification, remediation and testing of America First's IT and non-IT systems will be paid by America First rather than the Partnership. The Partnership will bear its proportionate share of the costs associated with surveying the Year 2000 readiness of third parties. However, the Partnership's share of the costs associated with these activities is expected to be insignificant. Accordingly, the costs associated with addressing the Partnership's Year 2000 issues are not expected to have a material effect on the Partnership's results of operations, financial position or cash flow.

Year 2000 Risks

The Partnership's general partners believe that the most reasonably likely worst-case scenario will be that one or more of the third parties with which it has a material business relationship will not have successfully dealt with its Year 2000 issues and, as a result, is unable to provide services or otherwise perform its obligations to the Partnership. For example, if an obligor on the Partnership's GNMA Certificates or FHA Loan encounters a serious and unexpected Year 2000 issue, it may be unable to make a timely payment of principal and interest to the Partnership. This, in turn, could cause a delay or temporary reduction in cash distributions to BAC holders. In addition, if the Partnership's transfer and paying agent experiences Year 2000-related difficulties, it may cause delays in making distributions to BAC holders or in the processing of transfers of BACs. It is also possible that one or more of the IT and non-IT systems of America First will not function correctly, and that such problems may make it difficult to conduct necessary accounting and other record keeping functions for the Partnership. However, based on currently available information, the general partners do not believe that there will be any protracted systemic failures of the IT or non-IT systems utilized by America First in connection with the operation of the Partnership's business.

Contingency Plans

Because of the progress which America First has made toward achieving Year 2000 readiness, the Partnership has not made any specific contingency plans with respect to the IT and non-IT systems of America First. In the event of a Year 2000 problem with its IT system, America First may be required to manually perform certain accounting and other record-keeping functions. America First plans to terminate the Partnership's relationships with material third party service providers that are not able to represent to America First that they will be able to successfully resolve their material Year 2000 issues in a timely manner. However, the Partnership will not be able to terminate its relationships with certain third parties, such as the obligors on its GNMA Certificates and FHA Loan, who may experience Year 2000 problems. The Partnership has no specific contingency plans for dealing with Year 2000 problems experienced with these third parties.

All forecasts, estimates or other statements in this report relating to the Year 2000 readiness of the Partnership and its affiliates are based on information and assumptions about future events. Such "forward-looking statements" are subject to various known and unknown risks and uncertainties that may cause actual events to differ from such statements. Important factors upon which the Partnership's Year 2000 forward-looking statements are based include, but are not limited to, (a) the belief of America First that the software used in IT systems is already able to correctly read and interpret dates after December 31, 1999 and will require little or any remediation; (b) the ability to identify, repair or replace mission critical non-IT equipment in a timely manner, (c) third parties' remediation of their internal systems to be Year 2000 ready and their willingness to test their systems interfaces with those of America First, (d) no third party system failures causing material disruption of telecommunications, data transmission, payment networks, government services, utilities or other infrastructure, (e) no unexpected failures by third parties with which the Partnership has a material business relationship and (f) no material undiscovered flaws in America First's Year 2000 testing process.

Forward Looking Statements

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


                    27. Financial Data Schedule.

          (b)  The Registrant did not file a report on Form 8-K during the
   												period covered by this report.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 13, 1999       AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

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