Form 10-Q
period 1999-09-30
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 1999-11-12
CIK 1059142

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 1999 or

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
BALANCE SHEETS

                                                                                           Sept. 30, 1999
                                                                                              (unaudited)       Dec. 31, 1998
                                                                                            --------------      --------------
Assets
  Cash and temporary cash investments, at cost which
    approximates market value (Note 4)                                                      $    4,720,681	     $      920,801
  Investment in tax-exempt mortgage bonds, at estimated fair value (Note 5)                     71,720,000          71,720,000
  Interest receivable                                                                              434,558             503,234
  Other assets                                                                                   1,213,067             277,890
                                                                                            --------------      --------------
                                                                                            $  	78,088,306      $   73,421,925
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable (Note 6)                                                               $      223,754      $      276,184
    Distribution payable (Note 3)                                                                  464,535             453,597
    Debt financing                                                                               5,000,000                -
                                                                                            --------------      --------------
                                                                                                 5,688,289             729,781
                                                                                            --------------      --------------
  Partners' Capital
    General Partner                                                                                  2,504               5,426
    Beneficial Unit Certificate Holders
      ($7.25 per BUC in 1999 and $7.28 in 1998)                                                 72,397,513          72,686,718
                                                                                            --------------      --------------
                                                                                                72,400,017          72,692,144
                                                                                            --------------      --------------
                                                                                            $   78,088,306      $   73,421,925
                                                                                            ==============      ==============
The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
COMBINED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

																																																																																														For the Nine
                                                           For the             For the        Months Ended        For the Nine
                                                     Quarter Ended       Quarter Ended      Sept. 30, 1999        Months Ended
                                                    Sept. 30, 1999      Sept. 30, 1998       			(combined)      Sept. 30, 1998
                                                    --------------      --------------      --------------      --------------
Income
 Mortgage bond investment income                    $    1,379,794      $    1,467,082      $    4,393,032      $    4,500,059
 Interest income on temporary cash investments              23,258              12,608              33,140              38,300
 Contingent interest income (Note 5)                        26,408              36,874              68,508              86,107
                                                    --------------      --------------      --------------      --------------
                                                         1,429,460           1,516,564           4,494,680           4,624,466
                                                    --------------      --------------      --------------      --------------
Expenses
 General and administrative expenses (Note 6)              200,563             200,777             659,729             604,959
 Interest expense                                           28,100                -                 28,100                -
                                                    --------------      --------------      --------------      --------------
                                                           228,663             200,777             687,829             604,959
                                                    --------------      --------------      --------------      --------------
Net income and comprehensive income                 $    1,200,797      $    1,315,787      $    3,806,851      $    4,019,507
                                                    ==============      ==============      ==============      ==============
Net income allocated to:
 General Partner                                    $       18,345      $       22,008      $       54,510      $       60,861
 BUC Holders                                             1,182,452           1,293,779           3,752,341           3,958,646
                                                    --------------      --------------      --------------      --------------
                                                    $    1,200,797      $    1,315,787      $    3,806,851      $    4,019,507
                                                    ==============      ==============      ==============      ==============
Net income, basic and diluted, per BUC              $          .12      $          .13      $          .38      $          .40
                                                    ==============      ==============      ==============      ==============
The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENT OF PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
(UNAUDITED)

                                                                                           Beneficial Unit
                                                                               General         Certificate
                                                                               Partner             Holders               Total
                                                                        --------------     ---------------      --------------
Partners' Capital (excluding accumulated other comprehensive income)
  Balance at December 31, 1998                                          $        5,426     $    73,592,718      $   73,598,144
  Net income (combined)                                                         54,510           3,752,341           3,806,851
  Cash distributions paid or accrued (Note 3) (combined)                       (57,432)         (4,041,546)         (4,098,978)
                                                                        --------------     ---------------      --------------
                                                                                 2,504          73,303,513          73,306,017
                                                                        --------------     ---------------      --------------
Accumulated Other Comprehensive Income
  Balance at December 31, 1998 and September 30, 1999                             -               (906,000)           (906,000)
                                                                        --------------     ---------------      --------------
Balance at September 30, 1999                                           $        2,504     $    72,397,513      $   72,400,017
                                                                        ==============     ===============      ==============
The accompanying notes are an integral part of the combined financial statements.


AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                             	For the Nine
                                                                                              Months Ended      		For the Nine
                                                                                            Sept. 30, 1999      	 Months Ended
                                                                                                (combined)     	Sept. 30, 1998
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $    3,806,851      $    4,019,507
    Adjustments to reconcile net income to net cash
    from operating activities
      Decrease in interest receivable                                                               68,676        	     11,015
      Increase in other assets                                                                      (5,126)            (15,659)
      Decrease in accounts payable                                                                 (52,430)            (26,086)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                    3,817,971           3,988,777
                                                                                            --------------      --------------
Cash flow used in investing activities
  Bond issuance costs paid                                                                        (142,886)            (48,554)
  Increase in other assets                                                                        (787,165)               -
                                                                                            --------------      --------------
    Net cash used in investing activities                                                         (930,051)            (48,554)
                                                                                            --------------      --------------
Cash flow from financing activities
  Distributions paid                                                                            (4,088,040)         (4,103,245)
  Proceeds from debt financing                                                                   5,000,000                -
                                                                                            --------------      --------------
    Net cash provided by (used in) financing activities                                            911,960          (4,103,245)
                                                                                            --------------      --------------
Net increase (decrease) in cash and temporary cash investments                                   3,799,880            (163,022)
Cash and temporary cash investments at beginning of period                                         920,801           1,522,893
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $    4,720,681      $    1,359,871
                                                                                            ==============      ==============
The accompanying notes are an integral part of the combined financial statements.

Supplemental disclosure of non-cash investing activity: During the nine months ended September 30, 1999, the tax-exempt mortgage bonds secured by Shoals Crossing and Ashley Square with principal balances of $4,500,000 and $6,500,000, respectively, were refinanced by their local housing finance authorities. The bonds held by the Partnership were terminated and new bonds in the same principal amounts were issued to the Partnership.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)

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


2. Summary of Significant Accounting Policies

  A)Financial Statement Presentation
    The accompanying 1999 financial statements include the combined accounts of the New Partnership from February 1, 1999 (the Merger Date), through
    September 30, 1999, and the accounts of the Prior Partnership from January
    1, 1999 until the Merger Date.  The combination of the accounts of the
			 Prior Partnership and the New Partnership is reflected on an "as-if"
				pooling basis for a merger of entities under common control.  Financial
			 statements for 1998 include the accounts of the Prior Partnership.

    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Prior Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 and the New Partnership's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September 30, 1999, and results of operations for all periods presented have been made.

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

  B)Investment in Tax-Exempt Mortgage Bonds
    Investment securities are classified as held-to-maturity, available-for-sale or trading. Investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected in other comprehensive income. Subsequent increases and decreases in the net unrealized gain/loss on available-for-sale securities are reflected as adjustments to the carrying value of the portfolio and in other comprehensive income. The Partnership does not have investment securities classified as held-to-maturity or trading. The carrying value of tax-exempt mortgage bonds is periodically reviewed and adjusted when there are significant changes in the estimated net realizable value of the underlying collateral.

    Accrual of mortgage bond investment income is excluded from income, when, in the opinion of management, collection of related interest is doubtful. This interest is recognized as income when it is received.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)

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

  E)Debt Financing
    The Partnership has deposited $25,250,000 of its tax-exempt mortgage bonds into a trust (the Primary Trust) which issued $25,250,000 in trust certificates (the Primary Trust Certificates). The Primary Trust issued and delivered to a Merrill Lynch affiliate $5,000,000 in Primary Trust Certificates which have a first priority claim on principal and base interest on the underlying tax-exempt mortgage bonds. The $5,000,000 in Primary Trust Certificates were placed in a secondary trust (the Secondary Trust) and credit enhanced by a Merrill Lynch affiliate. The Merrill Lynch affiliate sold to institutional investors floating rate securities (the Secondary Securities) in the amount of $4,995,000. The Partnership also pledged and transferred an additional $3,000,000 of Primary Trust Certificates to a Merrill Lynch affiliate to secure payment of the $5,000,000 principal amount of and accrued interest on the aforementioned Primary Trust Certificates. The Partnership obtained ownership of the remaining Primary Trust Certificates in the principal amount of $17,250,000 and the rights to all subordinate interest paid on the related tax-exempt mortgage bonds. The Partnership also acquired a residual interest in the Secondary Trust with a face amount of $5,000 and proceeds of the transfer of the Primary Trust Certificates to the Merrill Lynch affiliate in the amount of $4,995,000. The Partnership has a call right on the Secondary Securities and upon exercise of such right may collapse the Secondary and Primary Trusts. The purchase price of Secondary Securities is equal to the par amount plus 10% of any increase in the market price of the underlying Primary Trust Certificates. (Also see
    Note 5 (5)).

    For financial statement purposes, the transaction is accounted for as a financing transaction and, accordingly, the $5 million of tax-exempt mortgage bonds financed is restricted to be held in trust, the net cash proceeds are classified as cash and temporary cash investments, and the subordinated interest is classified as other assets. The financing debt of $5 million bears interest at a weekly floating bond rate which averaged approximately 3.5% from August 12, 1999, the date of closing, through September 30, 1999.

  F)Net Income per BUC
    Net income per BUC has been calculated based on the number of BUCs outstanding (9,979,128) for all periods presented.

  G)New Accounting Pronouncement
    On January 1, 1999, the Partnership adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of SOP 98-5 did not have an impact on the Partnership's financial statements.

  H)Reclassifications
    Certain prior period amounts have been reclassified to conform with the current period classification.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)

4. Partnership Reserve Account

The Partnership maintains a reserve account which totaled $	4,926,310 at
September 30, 1999. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to BUC Holders or for any other contingencies related to the ownership of the mortgage bonds and the operation of the Partnership.

5. Investment in Tax-Exempt Mortgage Bonds

Descriptions of the tax-exempt mortgage bonds owned by the Partnership at September 30, 1999, are as follows:

                                                                                                   Base
                                                              Number         Maturity          Interest
Property Name                     Location                  of Units             Date              Rate
------------------------          -----------------         --------         --------         ---------
  Arama Apartments                Miami, FL                    293           07/01/10              8.5% (1)
  Woodbridge Apts. of
    Bloomington III (6)           Bloomington, IN              280           12/01/27              7.5% (2)
  Shoals Crossing                 Atlanta, GA                  176           12/01/25              7.5% (2), (3)
  Ashley Pointe at
    Eagle Crest                   Evansville, IN               150           12/01/27              7.0% (2)
  Woodbridge Apts. of
    Louisville II                 Louisville, KY               190           12/01/27              7.5% (2)
  Northwoods Lake
    Apartments (5)                Duluth, GA                   492           09/01/25              7.5% (2)
  Ashley Square                   Des Moines, IA               144           12/01/25              7.5% (3), (4)


 (1) In addition to the base interest rate shown, the bond bears additional contingent interest as defined in the revenue note which, when combined with the base interest, is limited to a cumulative, noncompounded amount not greater than 12% per annum. The Partnership received additional contingent interest from Arama Apartments of $45,806 during the quarter and nine months ended September 30, 1999.

 (2) In addition to the base interest rates shown, the bonds bear additional contingent interest as defined in each revenue note of an additional 3.5% per annum that is payable out of 50% (100% in the case of Shoals Crossing, Ashley Pointe at Eagle Crest and Northwoods Lake Apartments) of the net cash flow generated by the respective property. The Partnership received additional contingent interest from Ashley Pointe at Eagle Crest of $22,702 during the nine months ended September 30, 1999 (none during the quarter ended September 30, 1999).

 (3) The tax-exempt bonds secured by these properties were reissued by their local housing finance authority on February 25, 1999, and June 16, 1999, for Shoals Crossing and Ashley Square, respectively. The existing tax-exempt bonds held by the Partnership were terminated and new bonds in the same principal amounts were issued to the Partnership. The new bonds provide for the payment of base interest to the Partnership at a rate of 7.5% per annum compared to 8.5% per annum for the previous bonds.

 (4) In addition to the base interest rate shown, the bond bears additional contingent interest as defined in the revenue note of an additional 3% per
annum payable out of the net cash flow generated by the property.   Past due
unpaid contingent interest compounds at a rate of 10.5% per annum.

 (5) Tax-exempt mortgage bonds of $25,250,000 have been deposited with a trust (the Primary Trust as described in Note 2 (E)). The Partnership also pledged Primary Trust Certificates representing a beneficial interest in $2,000,000 in principal amount of such bonds as described in (6) below.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)

 (6) Tax-exempt bonds of $12,600,000 in addition to the $2,000,000 of Primary Trust Certificates described in (5) above, have been pledged as security for a reimbursement obligation regarding a $17,350,000 letter of credit. Such letter of credit was issued for the benefit of the purchaser of Iona Lakes Apartments (the Project) located in Ft. Myers, Florida as part of a plan by the Partnership to acquire certain securities representing an interest in tax-exempt bonds secured by the Project which are anticipated to be issued on
or around April 1, 2000.   Pending issuance of such bonds and certain other
events, the Partnership's obligations under the reimbursement obligation will cease and the $12,600,000 of tax-exempt mortgage bonds and $2 million of Primary Trust Certificates will be released from such pledge.

The Partnership classified its investment in tax-exempt mortgage bonds as available-for-sale. At September 30, 1999 and December 31, 1998, the total amortized cost, gross unrealized holding losses and aggregate fair value of available-for-sale securities were $72,626,000, $906,000 and $71,720,000 respectively.

6. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The capitalized costs were incurred in connection with the reissuance of the tax-exempt bonds. The amount of such expenses reimbursed to AFCA 2 during 1999 was $837,684 ($217,663 for the quarter ended September 30, 1999). The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% of the outstanding principal balance of any tax-exempt bond or other mortgage investment, unless the owner of the property financed by such tax-exempt bond or other mortgage investment or another third party is required to pay such administrative fee. Under the terms of each of the Partnership's existing tax-exempt mortgage bonds, the property owners are obligated to pay the administrative fee to AFCA 2. Therefore, the Partnership did not pay any administrative fees to AFCA 2 during the quarter or nine months ended September 30, 1999. The Partnership may become obligated to pay administrative fees to AFCA 2 in the event it acquires additional tax-exempt bonds or other mortgage investments and is not able to negotiate the payment of these fees by the property owners or in the event it acquires title to any of the properties securing its existing tax-exempt bonds by reason of foreclosure. In addition, AFCA 2 was entitled to receive approximately $359,000 in administrative fees from the Partnership for the year ended December 31, 1989. The payment of these fees, which has been deferred by AFCA 2, is contingent upon, and will be paid only out of future profits realized by the Partnership from the disposition of any Partnership assets. This amount will be recorded as an expense by the Partnership when it is probable that these fees will be paid.

AFCA 2 received administrative fees of $224,573 during 1999 ($64,380 for the quarter ended September 30, 1999), from the owners of properties financed by the tax-exempt bonds held by the Partnership. Since these administrative fees are not Partnership expenses, they have not been reflected in the accompanying financial statements. However, such fees are payable by the property owners prior to the payment of any contingent interest on the tax-exempt bonds secured by these properties.

An affiliate of AFCA 2 has been retained by the owners of Ashley Square, Northwoods Lake Apartments, Ashley Pointe at Eagle Crest and Shoals Crossing to provide property management services for these properties. The management fees paid to the affiliate of AFCA 2 reflect market rates for such services in the areas in which these properties are located and totaled $233,692 in 1999 ($75,545 for the quarter ended September 30, 1999). These management fees are not Partnership expenses and, accordingly, have not been reflected in the accompanying financial statements. However, such fees are paid out of the revenues generated by these properties prior to the payment of any interest on the tax-exempt bonds held by the Partnership on these properties.

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

The Partnership's primary capital resources consist of seven tax-exempt mortgage bonds which were issued to the Partnership in order to provide construction and/or permanent financing for the seven multifamily housing projects listed in the following table:

                                                                                                   At September 30, 1999
                                                                                            ----------------------------------
                                                                                                    Number          Percentage
                                                                                Number            of Units            of Units
Property Name                                  Location                       of Units            Occupied            Occupied
-------------------------------------          ------------------       --------------      --------------      --------------
Woodbridge Apts. of Bloomington III            Bloomington, IN                     280                 244                 87%
Ashley Pointe at Eagle Crest                   Evansville, IN                      150                 142                 95%
Woodbridge Apts. of Louisville II              Louisville, KY                      190                 178                 94%
Northwoods Lake Apartments                     Duluth, GA                          492                 472                 96%
Shoals Crossing                                Atlanta, GA                         176                 175                 99%
Ashley Square                                  Des Moines, IA                      144                 136                 94%
Arama Apartments                               Miami, FL                           293                 288                 98%
                                                                        --------------      --------------      --------------
                                                                                 1,725               1,635                 95%
                                                                        ==============      ==============      ==============

The aggregate carrying value of the tax-exempt bonds at September 30, 1999 was $71,720,000. Because the sole source of funds available for the repayment of principal of the bonds is the net proceeds from the sale or refinancing of the financed properties, the carrying value of the bonds reflects the general partner's current estimate of the aggregate fair market value of the financed properties.

Each of the bonds bears interest at a fixed rate and provides for the payment of additional contingent interest that is payable solely from available net cash flow generated by the financed property. The principal amounts of the bonds do not amortize over their respective terms.

The tax-exempt bonds secured by Shoals Crossing and Ashley Square were reissued by their respective local housing finance authorities on February 25, 1999 and June 16, 1999. The existing tax-exempt bonds held by the Partnership were terminated and new bonds in the same principal amounts were issued to the Partnership. The new bonds have terms expiring on December 1, 2025, and provide for the payment of base interest to the Partnership at a rate of 7.5% per annum. The tax exempt bonds also bear contingent interest of up to an additional 3.5% per annum in the case of Shoals Crossing and up to an additional 3% per annum in the case of Ashley Square. Contingent interest is payable out of the net cash flow generated by the respective property. Unpaid contingent interest on Ashley Square compounds at a rate of 10.5% per annum.

As a result of refinancing all but one of the tax-exempt bonds in 1998 and 1999 and the reduction in the base and contingent interest rates, AFCA 2 anticipates that base and contingent interest earned on the mortgage bonds in 1999 will be approximately $150,000 to $250,000 less than that earned in 1998. In addition, the reduction in the base interest rates will make it more likely that AFCA 2 will receive its administrative fees from the property owners on a current basis. A reduction in the contingent interest rates will limit the Partnership's potential participation in future increases, if any, in the net cash flow generated by the financed properties and in the net proceeds generated by the ultimate sale or refinancing of these properties. Management is considering the possible sale or refinancing of the property securing the sole remaining tax-exempt mortgage bond.

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

                                                                                             	For the Nine
                                                                                              Months Ended       	For the Nine
                                                                                            Sept. 30, 1999        Months Ended
                                                                                                (combined)     	Sept. 30, 1998
                                                                                            --------------      --------------
Regular monthly distributions

Income                                                                                   		 $        .4050      $        .4050
                                                                                            ==============      ==============

Distributions
  Paid out of current cash flow                                                             $        .3760      $        .3967
  Paid out of prior undistributed cash flow                                                          .0290               .0083
                                                                                            --------------      --------------
                                                                                            $        .4050      $        .4050
                                                                                            ==============      ==============

In addition to current interest income, the Partnership may draw on its reserve to pay operating expenses or to supplement cash distributions to BUC holders. As of September 30, 1999, the amount held by the Partnership in the reserve was $4,926,310. During the nine months ended September 30, 1999, a net amount of undistributed income totaling $292,127 was withdrawn from reserves ($166,395 of income was withdrawn from reserves for the quarter ended September 30, 1999). Future distributions to BUC Holders will depend upon the amount of base and contingent interest received on the mortgage bonds, the size of the reserves established by the Partnership and the extent to which withdrawals are made from reserves.

The Partnership believes that cash provided by interest income from its tax-exempt bonds and temporary investments, supplemented, if necessary, by withdrawals from its reserve, will be adequate to meet its projected short-term and long-term liquidity requirements, including the payments of expenses and distributions to BUC Holders. Income from the tax-exempt mortgage bond secured by Arama Apartments is expected to be substantially reduced beginning in the year 2000. Since 1986, Arama Apartments has been receiving rent subsidies from the Department of Housing and Urban Development and it is expected that these subsidies will be significantly reduced next year. As a result, the General Partner may have to lower the per share distribution rate in the year 2000 to keep from depleting its cash reserves.

The Partnership intends to invest in additional tax-exempt mortgage bonds and related investments and expects to finance such acquisitions through the sale of senior interests in its existing tax-exempt bonds and/or by issuing additional BUCs. By acquiring additional investments, AFCA 2 hopes to (i) increase the amount of tax-exempt interest available for distribution to BUC holders, (ii) reduce risk through increased asset diversification and (iii) achieve improved economies of scale. By financing the acquisition of additional investments through the sale of senior interests in its existing tax-exempt bonds, the Partnership will forego a portion of the interest it currently earns on its existing tax-exempt bonds, but expects to reinvest the sale proceeds in instruments which generate a greater amount of interest income. To the extent the Partnership sells such senior interests and is unable to reinvest the proceeds in investments that generate interest at least as great as the interest paid on the senior interests, the amount of interest income available to the Partnership will decline. AFCA 2 is unable to estimate the amount, if any, of additional tax-exempt mortgage bonds and other investments that the Partnership may acquire and there can be no assurance that the Partnership will be able to achieve any of the goals stated above.

In keeping with the above, on August 12, 1999, the Partnership deposited $25,250,000 of its Northwoods Lake tax-exempt mortgage bonds into a trust (the Primary Trust) which issued $25,250,000 in trust certificates (the Primary Trust Certificates). The Primary Trust issued and delivered to a Merrill
Lynch affiliate $5,000,000 in Primary Trust Certificates which have a first priority claim on principal and base interest on the underlying tax-exempt mortgage bonds. The $5,000,000 in Primary Trust Certificates were placed in a secondary trust (the Secondary Trust) and credit enhanced by a Merrill Lynch affiliate. The Merrill Lynch affiliate sold to institutional investors floating rate securities (the Secondary Securities) in the amount of $4,995,000. The Partnership also pledged and transferred an additional $3,000,000 of Primary Trust Certificates to a Merrill Lynch affiliate to secure payment of the $5,000,000 principal amount of and accrued interest on the aforementioned Primary Trust Certificates. The Partnership obtained ownership of the remaining Primary Trust Certificates in the principal amount of $17,250,000 and the rights to all subordinate interest paid on the related tax-exempt mortgage bonds. The Partnership also acquired a residual interest in the Secondary Trust with a face amount of $5,000 and proceeds of the transfer of the Primary Trust Certificates to the Merrill Lynch affiliate in the amount of $4,995,000. The Partnership has a call right on the Secondary Securities and upon exercise of such right may collapse the Secondary and Primary Trusts. The purchase price of Secondary Securities is equal to the par amount plus 10% of any increase in the market price of the underlying Primary Trust Certificates. As described in Note 2 (E) to the financial statements, this arrangement has been accounted for as a financing transaction.

In addition to the aforementioned financing arrangement, on September 1, 1999, the Partnership pledged $12,600,000 of its Woodbridge Apartments of Bloomington III tax-exempt mortgage bonds and Primary Trust Certificates representing a beneficial interest in $2,000,000 in principal amount of the Northwoods Lake tax-exempt mortgage bonds as security for a reimbursement obligation regarding a $17,350,000 letter of credit. Such letter of credit was issued for the benefit of the purchaser of Iona Lakes Apartments (the Project) located in Ft. Myers, Florida as part of a plan by the Partnership to acquire certain securities representing an interest in tax-exempt bonds secured by the Project which are anticipated to be issued on or around April
1, 2000.   Pending issuance of such bonds and certain other events, the
Partnership's obligations under the reimbursement obligation will cease and the $12,600,000 of tax-exempt mortgage bonds and $2 million of Primary Trust Certificates will be released from such pledge.

Asset Quality

It is the policy of the Partnership to make a periodic review of the real estate collateralizing the Partnership's mortgage bonds in order to adjust, when necessary, the carrying value of the mortgage bonds. Mortgage bonds are classified as available-for-sale and are therefore carried at the estimated fair value of the underlying collateral. The fair value of the underlying collateral is based on management's best estimate of the net realizable value of the properties; however the ultimate realized values may vary from these estimates. Adjustments are made to the carrying value when there are significant changes in the estimated net realizable value of the underlying collateral. Internal property valuations and reviews performed during the nine months ended September 30, 1999, indicated that the mortgage bonds recorded on the balance sheet at September 30, 1999, required no adjustments to their current carrying amounts.

The overall status of the Partnership's mortgage bonds has generally remained constant since June 30, 1999.

Results of Operations

The tables below compare the results of operations for each period shown.

                                                                         						For the      						 For the           	Increase
                                                                        	Quarter Ended	      Quarter Ended          	(Decrease)
																																																																								Sept. 30, 1999						Sept. 30, 1998           From 1998
                                                                        --------------      --------------      --------------
Mortgage bond investment income                                         $    1,379,794      $    1,467,082      $      (87,288)
Interest income on temporary cash investments                                   23,258              12,608              10,650
Contingent interest income                                                      26,408              36,874             (10,466)
                                                                        --------------      --------------      --------------
                                                                             1,429,460           1,516,564             (87,104)

General and administrative expenses                                            200,563             200,777                (214)
Interest expense                                                                28,100                -                 28,100
                                                                        --------------      --------------      --------------
                                                                               228,663             200,777              27,886
                                                                        --------------      --------------      --------------
Net income                                                              $    1,200,797      $    1,315,787      $     (114,990)
                                                                        ==============      ==============      ==============

																																																																										For the Nine
                                                                          Months Ended        For the Nine         	  Increase
                                                                        Sept. 30, 1999        Months Ended          	(Decrease)
                                                                         			(combined)      Sept. 30, 1998           From 1998
                                                                        --------------      --------------      --------------
Mortgage bond investment income                                         $    4,393,032      $    4,500,059      $     (107,027)
Interest income on temporary cash investments                                   33,140              38,300              (5,160)
Contingent interest income                                                      68,508              86,107             (17,599)
                                                                        --------------      --------------      --------------
                                                                             4,494,680           4,624,466            (129,786)

General and administrative expenses                                            659,729             604,959              54,770
Interest expense                                                                28,100                -                 28,100
                                                                        --------------      --------------      --------------
                                                                               687,829             604,959              82,870
                                                                        --------------      --------------      --------------
Net income                                                              $    3,806,851      $    4,019,507      $     (212,656)
                                                                        ==============      ==============      ==============

Mortgage-backed securities income decreased $87,288 for the quarter ended September 30, 1999, compared to the same period in 1998. This decrease was primarily attributable to a decrease in such income from Woodbridge Apartments of Bloomington III which experienced decreased occupancy and increased capital expenditures as compared to the same period in 1998. In addition, during 1998 the Partnership received cash flow in excess of base interest which represented past due accrued base interest whereas it received no such cash flow in 1999.

Mortgage-backed securities income decreased $107,027 for the nine months ended September 30, 1999, compared to the same period in 1998. This decrease was primarily attributable to a decrease in such income from Woodbridge Apartments of Louisville II. Although base interest was current on the tax-exempt mortgage bond secured by such property for both 1999 and 1998, the Partnership received less in past due accrued base interest in 1999 than 1998.

Interest income on temporary cash investments increased $10,650 for the quarter ended September 30, 1999 compared to the same period in 1998. This increase is attributable to an increase in the Partnership's cash reserve resulting from $5 million in debt financing obtained in August. Interest income on temporary cash investments declined $5,160 for nine months ended September 30, 1999 compared to the same period in 1998 due primarily to a decrease in the Partnership's average cash reserve resulting from withdrawals made from the Partnership's reserve in 1998 and 1999 to supplement distributions to BUC holders.

The decreases in contingent interest income for the quarter and nine months ended September 30, 1999, compared to the same period in 1998 is attributable to a slight reduction in net operating income generated by the Arama

Apartments which was partially offset by contingent interest paid by Ashley Pointe at Eagle Crest.

General and administrative expenses increased $54,770 for the nine months ended September 30, 1999, compared to the same period in 1998 due primarily to increases in salaries and related expenses, insurance expense, and travel expense.

The Partnership incurred interest expense of $28,100 for the quarter and nine months ended September 30, 1999, related to the $5 million in debt financing. No such costs were incurred during the comparable periods in 1998.

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

State of Readiness

The IT system maintained by America First consists primarily of personal computers, most of which are connected by a local area network. All accounting and other record keeping functions relating to the Partnership that are conducted in house by America First are performed on this PC-LAN system. America First does not own or operate any "mainframe" computer systems. The PC-LAN system runs software programs that America First believes are compatible with dates after December 31, 1999. America First engaged a third party computer consulting firm to review and test its PC-LAN system to ensure that it will function correctly after that date. This process, along with any necessary remediation or plans for remediation, has been completed. America First believes any Year 2000 problems relating to its IT systems will be resolved without significant operational difficulties. However, there can be no assurance that testing will discover all potential Year 2000 problems or that it will not reveal unanticipated material problems with the America First IT systems that will need to be resolved.

Non-IT systems include embedded circuitry such as microcontrollers found in telephone equipment, security and alarm systems, copiers, fax machines, mail room equipment, heating and air conditioning systems and other infrastructure systems that are used by America First in connection with the operation of the Partnership's business. America First reviewed its non-IT systems along with the providers that service and maintain these systems, with initial emphasis being placed on those, such as telephone systems, which have been identified as necessary to America First's ability to conduct the operation of the Partnership's business activities. Based on this review, a need for significant modification or replacement of such "mission critical" systems was not identified.

The Partnership has no control over the remediation efforts of third parties with which it has material business relationships and the failure of certain of these third parties to successfully remediate their Year 2000 issues could have a material adverse effect on the Partnership. Accordingly, America First has undertaken the process of contacting each such third party to determine the state of their readiness for Year 2000. Such parties include, but are not limited to, the obligors on the Partnership's tax-exempt mortgage bonds, the Partnership's transfer and paying agent and the financial institutions with which the Partnership maintains accounts. America First has received initial assurances from certain of these third parties that their ability to perform their obligations to the Partnership are not expected to be materially adversely affected by the Year 2000 problem. America First will continue to request updated information from these material third parties in order to assess their Year 2000 readiness. If a material third party vendor is unable to provide assurance to America First that it is or will be, ready for Year 2000, America First intends to seek an alternative vendor to the extent practical.

Costs

All of the IT systems and non-IT systems used to conduct the Partnership's business operations are owned or leased by America First. Under the terms of its partnership agreement, neither America First nor the Partnership's general partner may be reimbursed by the Partnership for expenses associated with their computer systems or other business equipment. Therefore, the costs associated with the identification, remediation and testing of America First's IT and non-IT systems will be paid by America First rather than the Partnership. The Partnership will bear its proportionate share of the costs associated with surveying the Year 2000 readiness of third parties. However, the Partnership's share of the costs associated with these activities is expected to be insignificant. Accordingly, the costs associated with addressing the Partnership's Year 2000 issues are not expected to have a material effect on the Partnership's results of operations, financial position or cash flow.

Year 2000 Risks

The Partnership's general partner believes that the most reasonably likely worst-case scenario will be that one or more of the third parties with which it has a material business relationship will not have successfully dealt with its Year 2000 issues and, as a result, is unable to provide services or otherwise perform its obligations to the Partnership. For example, if an obligor on the Partnership's tax-exempt mortgage bonds encounters a serious and unexpected Year 2000 issue, it may be unable to make a timely payment of interest to the Partnership. This, in turn, could cause a delay or temporary reduction in cash distributions to BUC holders. In addition, if the Partnership's transfer and paying agent experiences Year 2000-related difficulties, it may cause delays in making distributions to BUC holders or in the processing of trading of BUCs. It is also possible that one or more of the IT and non-IT systems of America First will not function correctly, and that such problems may make it difficult to conduct necessary accounting and other record keeping functions for the Partnership. However, based on currently available information, the general partner does not believe that there will be any protracted systemic failures of the IT or non-IT systems utilized by America First in connection with the operation of the Partnership's business.

Contingency Plans

Because of the progress which America First has made toward achieving Year 2000 readiness, the Partnership has not made any specific contingency plans with respect to the IT and non-IT systems of America First. In the event of a Year 2000 problem with its IT system, America First may be required to manually perform certain accounting and other record-keeping functions. America First plans to terminate the Partnership's relationships with material third party service providers that are not able to represent to America First that they will be able to successfully resolve their material Year 2000 issues in a timely manner. However, the Partnership will not be able to terminate its relationships with certain third parties, such as the obligors on its tax-exempt mortgage bonds, who may experience Year 2000 problems. The Partnership has no specific contingency plans for dealing with Year 2000 problems experienced with these third parties.

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

                    27. Financial Data Schedule.

          (b) The following report on Form 8-K was filed during the period covered by this report:

                                                                      Financial
          Date of Report                Item Reported          Statements Filed
         ----------------       -------------------------      ----------------
          August 12, 1999       Item 5. Other Events                  No

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 11, 1999       AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

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