Form 10-Q
period 2000-03-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2000-05-15
CIK 1059142

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2000 or

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
BALANCE SHEETS

                                                                                            March 31, 2000
                                                                                             (Unaudited)         Dec. 31, 1999
                                                                                            --------------      --------------
Assets
  Cash and temporary cash investments, at cost which
    approximates market value (Note 4)                                                      $   3,601,911							$    3,914,863
  Investment in tax-exempt mortgage bonds (Note 5)                                             66,720,000           66,720,000
  Investment in tax-exempt mortgage bonds held in a secondary trust,
    at estimated fair value (Note 2E and 5)                                                    22,155,000            5,000,000
  Interest receivable                                                                             652,128              627,379
  Other assets                                                                                  2,398,847            1,727,483
                                                                                            --------------      --------------
                                                                                            $  95,527,886       $   77,989,725
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable (Note 6)                                                               $     115,186       $      242,220
    Distribution payable (Note 3)                                                               1,343,144                 -
    Debt financing                                                                             22,155,000            5,000,000
                                                                                            --------------      --------------
                                                                                               23,613,330            5,242,220
                                                                                            --------------      --------------
  Partners' Capital
    General Partner                                                                                 4,584                5,980
    Beneficial Unit Certificate Holders
      ($7.30 per BUC in 2000 and $7.29 in 1999)                                                71,909,972           72,741,525
                                                                                            --------------      --------------
                                                                                               71,914,556           72,747,505
                                                                                            --------------      --------------
                                                                                            $  95,527,886       $   77,989,725
                                                                                            ==============      ==============
The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
COMBINED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

                                                                                                                 For the Three
                                                                                             For the Three        Months Ended
                                                                                              Months Ended      March 31, 1999
                                                                                            March 31, 2000          (combined)
                                                                                            --------------      --------------
Income
  Mortgage bond investment income                                                           $    1,436,244      $    1,439,974
  Interest income on temporary cash investments                                                     66,817               5,896
  Contingent interest income (Note 5)                                                                 -                 19,398
                                                                                            --------------      --------------
                                                                                                 1,503,061           1,465,268
Expenses
  Interest expense                                                                                  61,833                -
  General and administrative expenses (Note 6)                                                     237,701             241,335
                                                                                            --------------      --------------
                                                                                                   299,534             241,335
                                                                                            --------------      --------------
Net income                                                                                  $    1,203,527      $    1,223,933
                                                                                            ==============      ==============
Net income allocated to:
  General Partner                                                                           $       12,035      $       16,895
  BUC Holders                                                                                    1,191,492           1,207,038
                                                                                            --------------      --------------
                                                                                            $    1,203,527      $    1,223,933
                                                                                            ==============      ==============
Net income, basic and diluted, per BUC                                                      $          .12      $          .12
                                                                                            ==============      ==============
Weighted average number of BUCs outstanding                                                      9,889,295           9,979,128
                                                                                            ==============      ==============

The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENT OF PARTNERS' CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2000
(UNAUDITED)

				                                                                               Beneficial Unit
                                                            General              Certificate Holders
                                                            Partner           # of BUCs              Amount               Total
                                                     --------------     ---------------     ---------------      --------------
Partners' Capital (excluding accumulated other
  comprehensive income)
  Balance at December 31, 1999                       $        5,980           9,979,128      $   73,647,525      $   73,653,505
  Net income                                                 12,035                -              1,191,492           1,203,527
  Cash distributions paid or accrued (Note 3)               (13,431)               -             (1,329,713)         (1,343,144)
  Purchase of BUCs                                                             (129,400)           (693,332)           (693,332)
                                                     --------------     ---------------      --------------      --------------
                                                              4,584           9,849,728          72,815,972          72,820,556
                                                     --------------     ---------------      --------------      --------------
Accumulated Other Comprehensive Income
  Balance at December 31, 1999 and March 31, 2000              -                   -               (906,000)           (906,000)
                                                     --------------     ---------------      --------------      --------------
Balance at March 31, 2000                            $        4,584           9,849,728      $   71,909,972      $   71,914,556
                                                     ==============     ===============      ==============      ==============

The accompanying notes are an integral part of the combined financial statements.










COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                                 For the Three
                                                                                             For the Three        Months Ended
                                                                                              Months Ended      March 31, 1999
                                                                                            March 31, 2000          (combined)
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $    1,203,527      $    1,223,933
    Adjustments to reconcile net income to net cash
    from operating activities
      Increase in interest receivable                                                             	(24,749)            (63,944)
      Decrease in other assets                                                                         200                  66
      Decrease in accounts payable                                                                (127,034)            (23,159)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                    1,051,944           1,136,896
                                                                                            --------------      --------------
Cash flows used in investing activities
    Acquisition of tax-exempt mortgage bond                                                    (17,155,000)               -
    Increase in other assets                                                                      (671,564)               -
    Purchase of BUCs                                                                              (693,332)               -
    Bond issuance costs paid                                                                          -                (66,301)
                                                                                            --------------      --------------
    Net cash used in investing activities                                                      (18,519,896)            (66,301)
                                                                                            --------------      --------------
Cash flows from financing activities
    Proceeds from debt financing                                                                17,155,000                -
    Distributions paid                                                                                -             (1,365,640)
                                                                                            --------------      --------------
    Net cash provided by financing activities                                                   17,155,000          (1,365,640)
                                                                                            --------------      --------------
Net decrease in cash and temporary cash investments                                               (312,952)           (295,045)
Cash and temporary cash investments at beginning of period                                       3,914,863             920,801
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $    3,601,911      $      625,756
                                                                                            ==============      ==============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                  $       66,593      $         -
                                                                                            ==============      ==============

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

Supplemental disclosure of non-cash financing activity:

As more fully described in Notes 2(E) and 5(8), on March 28, 2000, the Partnership securitized $17,155,000 of tax-exempt mortgage bonds on Iona Lakes Apartments by depositing such bonds with a custodian. The bonds were credit enhanced and interests in substantially all of such bonds were sold to institutional investors with the Partnership acquiring a residual interest therein. This arrangement has been accounted for as a financing transaction.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)



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


2. Summary of Significant Accounting Policies

  A)Financial Statement Presentation
    The accompanying 2000 financial statements include the accounts of the New Partnership. The accompanying 1999 financial statements include the combined accounts of the New Partnership from February 1, 1999 (the Merger
    Date), through March 31, 1999, and the accounts of the Prior Partnership from January 1, 1999 until the Merger Date. The combination of the accounts of the Prior Partnership and the New Partnership is reflected on an "as-if" pooling basis for a merger of entities under common control.

    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended
    December 31, 1999. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2000, and results of operations for all periods presented have been made.

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

 B) Investment in Tax-Exempt Mortgage Bonds
    Investment securities are classified as held-to-maturity, available-for-sale or trading. Investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected in other comprehensive income. Subsequent increases and decreases in the net unrealized gain/loss on available-for-sale securities are reflected as adjustments to the carrying value of the portfolio and in other comprehensive income. The Partnership does not have investment securities classified as held-to-maturity or trading.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)


    Because the sole source of funds available for the repayment of principal of the bonds is the net proceeds from the sale or refinancing of the financed properties, the carrying value of the bonds reflects management's estimate of the aggregate fair value of the financed properties. The carrying value of tax-exempt mortgage bonds is periodically reviewed and adjusted when there are significant changes in the estimated fair value of the underlying collateral for the tax-exempt mortgage bonds.

    Mortgage bond investment income is recognized as earned.

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

  E)Debt Financing
    The Partnership securitized $5,000,000 of its Northwoods Lake Apartments tax-exempt mortgage bonds during August, 1999. In connection with the securitization, the Partnership deposited $25,250,000 of such tax-exempt mortgage bonds into a trust (the Primary Trust) which issued $25,250,000 in trust certificates (the Primary Trust Certificates). The Primary Trust issued and delivered to a Merrill Lynch affiliate $5,000,000 in Primary Trust Certificates which have a first priority claim on principal and base interest on the underlying tax-exempt mortgage bonds. The $5,000,000 in Primary Trust Certificates were placed in a secondary trust (the Secondary Trust) and credit enhanced by a Merrill Lynch affiliate. The Merrill Lynch affiliate sold to institutional investors floating rate securities (the Secondary Securities) in the amount of $4,995,000. The Partnership also pledged and transferred an additional $3,000,000 of Primary Trust Certificates to a Merrill Lynch affiliate to secure payment of the $5,000,000 principal amount of and accrued interest on the aforementioned Primary Trust Certificates. The Partnership obtained ownership of the remaining Primary Trust Certificates in the principal amount of $17,250,000 and the rights to all subordinate interest paid on the related tax-exempt mortgage bonds. The Partnership also acquired a residual interest in the Secondary Trust with a face amount of $5,000 and proceeds of the transfer of the Primary Trust Certificates to the Merrill Lynch affiliate in the amount of $4,995,000. The Partnership has a call right on the Secondary Securities and upon exercise of such right may collapse the Secondary and Primary Trusts and, therefore, retains a level of control over the Secondary Securities. The purchase price of Secondary Securities is equal to the par amount plus 10% of any increase in the market price of the underlying Primary Trust Certificates. (Also see Note 5 (5)).

    The Partnership also securitized tax-exempt mortgage bonds of $17,155,000 on Iona Lakes Apartments which were acquired by the Partnership on March 28, 2000. Similar to the $5,000,000 securitization described above, the $17,155,000 of tax-exempt mortgage bonds (the Iona Bonds) were deposited with a custodian pursuant to a custody and participation agreement (the Custody Agreement). The custodian issued (i) a certificate to a Merrill Lynch affiliate evidencing a beneficial ownership interest in all outstanding principal and base interest on the Iona Bonds (the Senior Certificate) and (ii) a certificate to the Partnership evidencing a beneficial ownership interest in all contingent interest on the Iona Bonds (the Residual Certificate). The Merrill Lynch affiliate then transferred the Senior Certificate to a secondary trust (Secondary Trust) and credit enhanced such Senior Certificate. The Merrill Lynch affiliate sold to institutional investors floating rate securities (the Secondary Securities) in the amount of $17,150,000. In addition to the Residual Certificate, the Partnership acquired for $5,000 a residual interest in the Secondary Trust with a face amount of $5,000. The Partnership has a call right on the Secondary Securities and, upon exercise of such right, may collapse the Custody Agreement and the Secondary Trust and, therefore, retains a level of control over the Secondary Securities. The purchase

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)

    price of the Secondary Securities is equal to the par amount plus 10% of any increase in the market value of the underlying Senior Certificates. (Also see Note 5 (8)).

    For financial statement purposes, the transactions described above have been accounted for as financing transactions and, in effect, provide variable-rate financing for the acquisition of new, or the securitization of existing, tax-exempt bonds. Accordingly, the $5,000,000 and $17,155,000 of tax-exempt mortgage bonds financed are restricted to be held in trust, the subordinated interest is classified as other assets, and, in the case of the $5,000,000 debt financing, the net cash proceeds were classified as cash and temporary cash investments. In both transactions, the financing debt bears interest, plus credit enhancement, servicing, trustee and related fees, at a weekly floating bond rate which averaged approximately 3.90% for the three month period ended March 31, 2000. The stated maturity date is September 2025 for the $5,000,000 of debt financing and April 2030 for the $17,155,000 of debt financing, and, in each case, is subject to the respective call feature described above. The Partnership did not recognize a gain or loss in connection with either of the financing transactions.

  F)Net Income per BUC
    Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each period presented.

  G)New Accounting Pronouncement
    In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
    Instruments and Hedging Activities" (SFAS 133).  This statement provides
				new accounting and reporting standards for the use of derivative
				instruments.  Adoption of this statement, as amended, is required by the
				Partnership effective January 1, 2001.  Management is currently evaluating
			 the effects of adopting this statement.

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

4. Partnership Reserve Account

The Partnership maintains a reserve account which totaled $3,365,053 at March 31, 2000. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to BUC Holders or for any other contingencies related to the ownership of the mortgage bonds and the operation of the Partnership.

On December 20, 1999, management announced its intent to utilize a portion of the reserve account to purchase up to a total of 200,000 BUCs of the Partnership in open market transactions. Through March 31, 2000, 129,400 BUCs had been acquired and cancelled at a cost of $693,332.


5. Investment in Tax-Exempt Mortgage Bonds

Descriptions of the tax-exempt mortgage bonds owned by the Partnership at
March 31, 2000, are as follows:
                                                                                                          Base
                                                                     Number         Maturity          Interest
Property Name                             Location                 of Units             Date              Rate
---------------------------------         -----------------        --------         --------         ---------
 Arama Apartments                         Miami, FL                   293           07/01/10              8.5% (1)
 Woodbridge Apts. of Bloomington III (6)  Bloomington, IN             280           12/01/27              7.5% (2)
 Shoals Crossing                          Atlanta, GA                 176           12/01/25              7.5% (2)
 Ashley Pointe at Eagle Crest             Evansville, IN              150           12/01/27              7.0% (2)
 Woodbridge Apts. of Louisville II (7)    Louisville, KY              190           12/01/27              7.5% (2)
 Northwoods Lake Apartments (5)           Duluth, GA                  492           09/01/25              7.5% (2)
 Ashley Square                            Des Moines, IA              144           12/01/09              7.5% (3)
 Iona Lakes Apartments (8)                Ft. Myers, FL               350	          04/01/30              6.9% (4)


 (1) In addition to the base interest rate shown, the bond bears additional contingent interest, as defined in the revenue note, which, when combined with the base interest, is limited to a cumulative, noncompounded amount not greater than 12% per annum. The Partnership did not receive additional contingent interest during the three months ended March 31, 2000.

 (2) In addition to the base interest rates shown, the bonds bear additional contingent interest, as defined in each revenue note, of an additional 3.5% per annum that is payable out of 50% (100% in the case of Shoals Crossing, Ashley Pointe at Eagle Crest and Northwoods Lake Apartments) of the net cash flow generated by the respective property. The Partnership did not receive additional contingent interest from any such bonds during the three months ended March 31, 2000.

 (3) In addition to the base interest rate shown, the bond bears additional contingent interest, as defined in the revenue note, of an additional 3% per
annum payable out of the net cash flow generated by the property.   Past due
unpaid contingent interest compounds at a rate of 10.5% per annum. The Partnership did not receive any additional contingent interest during the three months ended March 31, 2000.

 (4) In addition to the base interest rate shown, the bond bears additional contingent interest, as defined in the revenue note, of an additional 2.6% per annum payable out of the net cash flow generated by the property. Past due unpaid contingent interest compounds at a rate of 9.5% per annum.

 (5) Tax-exempt mortgage bonds of $25,250,000 have been deposited with a trust (the Primary Trust as described in Note 2 (E)). The Partnership also pledged Primary Trust Certificates representing a beneficial interest in $5,300,000 and $2,000,000 in principal amount of such bonds as described in (6) and (7) below, respectively.

 (6) Tax-exempt bonds of $12,600,000, in addition to the $5,300,000 of Primary Trust Certificates described in (5) above, have been pledged as additional security to the beneficial owner of the tax-exempt mortgage bonds as described in (8) below.

 (7) Tax-exempt bonds of $8,976,000, in addition to the $2,000,000 of Primary Trust Certificates described in (5) above, have been pledged as security for a reimbursement obligation regarding a $16,330,000 letter of credit. Such letter of credit was issued for the benefit of the purchaser of Clear Lake Colony Apartments (the Project) located in West Palm Beach, Florida as part of a plan by the Partnership to acquire certain securities representing an interest in tax-exempt bonds secured by the Project which are anticipated to
be issued on or around June 30, 2000.   Pending issuance of such bonds and
certain other events, the Partnership's obligations under the reimbursement obligation will cease and the $8,976,000 of tax-exempt mortgage bonds and $2,000,000 of Primary Trust Certificates will be released from such pledge. However, upon issuance of the new bonds, the Partnership anticipates that substantially all of these securities will be pledged as collateral to the beneficial owner of the new bonds.

 (8) Tax-exempt bonds of $17,155,000 secured by this property were acquired by the Partnership on March 28, 2000. Such bonds have been deposited with a custodian as described in Note 2 (E). Also see (5) and (6) above.

The Partnership classified its investment in tax-exempt mortgage bonds as available-for-sale. At March 31, 2000, the total amortized cost, gross unrealized holding losses and aggregate fair value of available-for-sale securities were $89,781,000, $906,000 and $88,875,000, respectively. At
December 31, 1999, the total amortized cost, gross unrealized holding losses and aggregate fair value of available-for-sale securities were $72,626,000, $906,000, and $71,720,000 respectively.

6. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 2 during the three months ended March 31, 2000 was $366,352. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% of the outstanding principal balance of any tax-exempt bond or other mortgage investment, unless the owner of the property financed by such tax-exempt bond or other mortgage investment or another third party is required to pay such administrative fee. Under the terms of each of the Partnership's existing tax-exempt mortgage bonds, the property owners are obligated to pay the administrative fee to AFCA 2. Therefore, the Partnership did not pay any administrative fees to AFCA 2 during the three months ended March 31, 2000. The Partnership may become obligated to pay administrative fees to AFCA 2 in the event it acquires additional tax-exempt bonds or other mortgage investments and is not able to negotiate the payment of these fees by the property owners or in the event it acquires title to any of the properties securing its existing tax-exempt bonds by reason of foreclosure. AFCA 2 received administrative fees of $64,682 during the three months ended March 31, 2000, from the owners of properties financed by the tax-exempt bonds held by the Partnership. Since these administrative fees are not Partnership expenses, they have not been reflected in the accompanying financial statements. However, such fees are payable by the property owners prior to the payment of any contingent interest on the tax-exempt bonds secured by these properties.

In addition, AFCA 2 was also entitled to receive approximately $359,000 in administrative fees from the Partnership for the year ended December 31, 1989. The payment of these fees, which has been deferred by AFCA 2, is contingent upon, and will be paid only out of future profits realized by the Partnership from the disposition of any Partnership assets. This amount will be recorded as an expense by the Partnership when it is probable that these fees will be paid.

AFCA 2 earned a mortgage placement fee of $171,550 in connection with the acquisition of the Iona Lakes Apartments tax-exempt mortgage bond. The mortgage placement fee was paid by the owner of Iona Lakes Apartments. Since such fee is not an expense of the Partnership, it has not been reflected in the accompanying financial statements.

An affiliate of AFCA 2 was retained to provide property management services for Ashley Square, Northwoods Lake Apartments, Ashley Pointe at Eagle Crest and Shoals Crossing. The management fees paid to the affiliate of AFCA 2 reflect market rates for such services in the areas in which these properties are located and totaled $75,582 during the three months ended March 31, 2000. These management fees are not Partnership expenses and, accordingly, have not been reflected in the accompanying financial statements. However, such fees are paid out of the revenues generated by these properties prior to the payment of any interest on the tax-exempt bonds held by the Partnership on these properties.

7. Commitments and Contingencies

As more fully described in Note 5, the Partnership has pledged $10,976,000 of tax-exempt mortgage bonds and Primary Trust Certificates as collateral for a letter of credit in the amount of $16,330,000.

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

The Partnership's primary capital resource consists of eight tax-exempt mortgage bonds which were issued to the Partnership in order to provide construction and/or permanent financing for the eight multifamily housing projects listed in the following table:

                                                                                                       At March 31, 2000
                                                                                                 -----------------------------
                                                                                                    Number          Percentage
                                                                                Number            of Units            of Units
Property Name                                  Location                       of Units            Occupied            Occupied
-------------------------------------          ------------------       --------------      --------------      --------------
Woodbridge Apts. of Bloomington III            Bloomington, IN                     280                 235                 84%
Ashley Pointe at Eagle Crest                   Evansville, IN                      150                 147                 98%
Woodbridge Apts. of Louisville II              Louisville, KY                      190                 166                 87%
Northwoods Lake Apartments                     Duluth, GA                          492                 476                 97%
Shoals Crossing                                Atlanta, GA                         176                 172                 98%
Ashley Square                                  Des Moines, IA                      144                 140                 97%
Arama Apartments                               Miami, FL                           293                 284                 97%
Iona Lakes Apartments                          Ft. Myers, FL                       350                 334                 95%
                                                                        --------------      --------------      --------------
                                                                                 2,075               1,954                 94%
                                                                        ==============      ==============      ==============

The aggregate carrying value of the tax-exempt bonds at March 31, 2000 was $88,875,000. The Partnership has securitized $22,155,000 of its tax-exempt bonds as described herein. Because the sole source of funds available for the repayment of principal of the bonds is the net proceeds from the sale or refinancing of the financed properties, the carrying value of the bonds reflects the general partner's estimate of the aggregate fair value of the financed properties.

Each of the bonds bears interest at a fixed rate and provides for the payment of additional contingent interest that is payable solely from available net cash flow generated by the financed property. The principal amount of the bonds does not amortize over their respective terms.

Tax-exempt interest earned on the bonds represents the Partnership's principal source of cash flow. The Partnership also earns tax-exempt interest and taxable interest on certain other investments. The Partnership's principal uses of cash are the payment of operating expenses and distributions to BUC holders. The following table sets forth information relating to cash distributions paid to BUC holders for the periods shown:

                                                                                                                 For the Three
                                                                                             For the Three        Months Ended
                                                                                              Months Ended      March 31, 1999
                                                                                            March 31, 2000          (combined)
                                                                                            --------------      --------------
Cash distributions
  Income                                                                                    $        .1350      $        .1350
                                                                                            ==============      ==============

Distributions
  Paid out of current and prior undistributed cash flow                                     $        .1350      $        .1350
                                                                                            ==============      ==============

In addition to cash generated from interest income, the Partnership may draw on its reserve to pay operating expenses or to supplement cash distributions to BUC holders. As of March 31, 2000, the amount held by the Partnership in the reserve was $3,365,053. During the quarter ended March 31, 2000, a net amount of undistributed income totaling $139,617 was withdrawn from reserves. Future distributions to BUC Holders will depend upon the amount of base and contingent interest received on the mortgage bonds, the size of the reserves established by the Partnership and the extent to which withdrawals are made from reserves.

The Partnership believes that cash provided by interest income from its tax-exempt bonds and other investments, supplemented, if necessary, by withdrawals from its reserve, will be adequate to meet its projected short-term and long-term liquidity requirements, including the payments of distributions to BUC Holders. Income from the tax-exempt mortgage bond secured by Arama Apartments is expected to be substantially reduced beginning in the latter part of the year 2000. Since 1986, Arama Apartments has been receiving rent subsidies from the Department of Housing and Urban Development and it is expected that these subsidies will be significantly reduced in 2000.

The Partnership is pursuing an investment strategy whereby it is investing in additional tax-exempt mortgage bonds and related investments and financing such acquisitions through the sale of senior interests in its tax-exempt bonds and/or by issuing additional BUCs. By acquiring additional investments, AFCA 2 hopes to (i) increase the amount of tax-exempt interest available for distribution to BUC holders, (ii) reduce risk through increased asset diversification and (iii) achieve improved economies of scale. By financing the acquisition of additional investments through the sale of senior interests in its tax-exempt bonds, the Partnership foregoes a portion of the interest it earns on its tax-exempt bonds, but reinvests the sale proceeds in instruments which are expected to generate a greater amount of interest income. To the extent the Partnership sells such senior interests and is unable to reinvest the proceeds in investments that generate interest at least as great as the interest paid on the senior interests, the amount of interest income available to the Partnership will decline. AFCA 2 is unable to estimate the amount of additional tax-exempt mortgage bonds and other investments that the Partnership may acquire and there can be no assurance that the Partnership will be able to achieve any of the goals stated above.

In keeping with its investment strategy, on March 28, 2000, the Partnership acquired $17,155,000 of tax-exempt mortgage bonds (the Iona Bonds) secured by Iona Lakes Apartments located in Ft. Meyers, Florida. The Partnership securitized the Iona Bonds by depositing them with a custodian pursuant to a custody and participation agreement (the Custody Agreement). The custodian issued (i) a certificate to a Merrill Lynch affiliate evidencing a beneficial ownership interest in all outstanding principal and base interest on the Iona Bonds (the Senior Certificate) and (ii) a certificate to the Partnership evidencing a beneficial ownership interest in all contingent interest on the Iona bonds (the Residual Certificate). The Merrill Lynch affiliate then transferred the Senior Certificate to a secondary trust (Secondary Trust) and credit enhanced such Senior Certificate. The Merrill Lynch affiliate sold to institutional investors floating rate securities (the Secondary Securities) in the amount of $17,150,000. In addition to the Residual Certificate, the Partnership acquired for $5,000 a residual interest in the Secondary Trust with a face amount of $5,000. The Partnership has a call right on the Secondary Securities and, upon exercise of such right, may collapse the Custody Agreement and the Secondary Trust and, therefore, retains a level of control over the Secondary Securities. The purchase price of the secondary securities is equal to the par amount plus 10% of any increase in the market value of the underlying Iona Bonds. As described in Note 2 (E) to the financial statements, this arrangement has been accounted for as a financing transaction and, in effect, provides variable-rate financing to the Partnership.

During the three months ended March 31, 2000, the Partnership purchased and cancelled 129,400 BUCs in open market transactions at a cost of $693,332.

Asset Quality

It is the policy of the Partnership to make a periodic review of the real estate collateralizing the Partnership's mortgage bonds in order to adjust, when necessary, the carrying value of the mortgage bonds. Because the sole source of funds available for the repayment of principal of the bonds is the net proceeds from the sale or refinancing of the financed properties, the carrying value of the bonds reflects the general partner's estimate of the aggregate fair value of the financed properties. The fair value is based on discounted estimated future cash flows. The carrying value of the mortgage bonds is periodically reviewed and adjustments are made when there are significant changes in the estimated fair value of the underlying collateral of the mortgage bonds.

Based on the foregoing methodology, internal valuations and reviews performed during the three months ended March 31, 2000 indicated that the carrying value of the Partnership's investment in tax-exempt mortgage bonds recorded on the balance sheet at March 31, 2000, required no adjustment.

The overall status of the Partnership's other mortgage bonds has generally remained constant since December 31, 1999.

Results of Operations

The table below compares the results of operations for each period shown.

                                                                                             For the Three
                                                                         For the Three        Months Ended            Increase
                                                                          Months Ended      March 31, 1999          (Decrease)
                                                                        March 31, 2000          (combined)           From 1999
                                                                        --------------      --------------      --------------
Mortgage bond investment income                                         $    1,436,244      $    1,439,974      $       (3,730)
Interest income on temporary cash investments                                   66,817               5,896              60,921
Contingent interest income                                                        -                 19,398             (19,398)
                                                                        --------------      --------------      --------------
                                                                             1,503,061           1,465,268              37,793

Interest expense                                                                61,833                -                 61,833
General and administrative expenses                                            237,701             241,335              (3,634)
                                                                        --------------      --------------      --------------
Net income                                                              $    1,203,527      $    1,223,933      $      (20,406)
                                                                        ==============      ==============      ==============

UPDATE

Although mortgage bond investment income on individual tax-exempt mortgage bonds fluctuated as described below, total mortgage bond investment income earned for the three months ended March 31, 2000, approximated that of the
same period of 1999.   During the three months ended March 31, 2000, and March
31, 1999, the Partnership recognized the full amount of base interest due on five of its seven tax-exempt mortgage bonds held during the respective periods. However, the remaining two tax exempt bonds, which are secured by Shoals Crossing and Ashley Square, did not generate cash flow sufficient to pay base interest in either 2000 or 1999. For the three months ended March 31, 2000 and March 31, 1999, such shortfalls totaled approximately $54,000 and

$103,000, respectively. Offsetting the shortfalls in 2000 was approximately $19,000 of past due base interest received from the prior Woodbridge Apartments of Bloomington III (Bloomington) tax-exempt bonds. This compares to past due base interest totaling approximately $65,000 received for the same period in 1999 from the prior Bloomington, Woodbridge Apartments of Louisville III (Louisville) and Northwoods Lake Apartments (Northwoods) tax-exempt mortgage bonds. Thus, the variance between base interest shortfalls and past due interest received was $35,000 in 2000 compared to $38,000 in 1999, a difference of $3,000, which substantially accounts for the $4,000 decrease in total mortgage bond investment income from 1999 to 2000. "Prior bonds" described above refer to tax-exempt bonds owned by the Partnership and secured by these properties before their reissuance in 1998 and 1999.

Interest income on temporary cash investments increased for the three months ended March 31, 2000, compared to the three months ended March 31, 1999. Such increase is attributable to the investment of cash proceeds resulting from $5 million in debt financing obtained in August 1999.

The decrease in contingent interest income for the three months ended March 31, 2000, compared to the same period in 1999 is attributable to a reduction in net operating income generated by the Arama Apartments.

During the three months ended March 31, 2000, the Partnership incurred interest expense of $61,833 on the $5,000,000 of debt financing obtained in August 1999 in connection with securitizing $5,000,000 of its tax-exempt mortgage bonds. The Partnership had no such financing prior to August 1999 and therefore incurred no interest expense for the quarter ended March 31, 1999.

General and administrative expenses incurred for the three months ended March 31, 2000 decreased slightly compared to the same period in 1999. Such decrease is attributable to (i) costs of approximately $12,000 incurred in 1999 in connection with the Merger and (ii) net decreases of $5,000 in a number of the Partnership's general and administrative expenses, partially offset by (iii) an increase of approximately $13,000 in salaries and related expenses.

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

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership's primary market risk exposure is interest rate risk related to its investment portfolio and financing debt. There have been no significant changes in the Partnership's interest rate risk on its investment portfolio since December 31, 1999. However, in March 2000, the Partnership significantly increased its financing debt through the acquisition of a $17,155,000 tax-exempt mortgage bond which was effectively financed with variable-rate debt as more fully described under Liquidity and Capital Resources.

At March 31, 2000, the Partnership had total debt financing with a principal amount of and fair value of $22,155,000. The weighted average interest rate of the variable-rate financing was 4.09% at March 31, 2000.

The tax-exempt bonds secured by the $5,000,000 of financing debt have a stated maturity of September 2025 and the tax-exempt bonds secured by the $17,155,000 of financing debt have a stated maturity of April 2030. However, the Partnership has the right to collapse each of the financing transactions at any time.

As the above discussion incorporates only new positions or exposures since December 31, 1999, and that existed as of March 31, 2000, it does not consider those exposures or positions that could arise after March 31, 2000. Moreover, because future commitments are not discussed above, the information presented has limited predictive value. As a result, the Partnership's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Partnership's risk mitigating strategies at that time and interest rates.


PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               The following documents are filed as part of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

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
															incorporated by reference to Exhibit 4.1 to Registration
               Statement on Form S-4 (Commission File No. 333-50513) filed by the Registrant on April 17, 1998.

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
               between the Registrant and America First Tax Exempt Mortgage
               Fund Limited Partnership (incorporated by reference to Exhibit
               4.3 to Amendment No. 3 to Registration Statement on Form S-4 (Commission File No. 333-50513) filed by the Registrant on September 14, 1998.

                    27. Financial Data Schedule.

          (b)  Reports on Form 8-K

               The Registrant did not file any reports on Form 8-K during
   												the period covered by this report.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 11, 2000          AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

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