Form 10-Q
period 2000-06-30
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2000-08-11
CIK 1059142

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2000 or

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
BALANCE SHEETS

                                                                                             June 30, 2000
                                                                                             (Unaudited)         Dec. 31, 1999
                                                                                            --------------      --------------
Assets
  Cash and temporary cash investments, at cost which
    approximates market value (Note 4)                                                      $   2,469,135							$    3,914,863
  Investment in tax-exempt mortgage bonds, at estimated fair value (Notes 3 and 5)            103,775,000           71,720,000
  Interest receivable                                                                             995,566              627,379
  Other assets                                                                                  3,315,789            1,727,483
                                                                                            --------------      --------------
                                                                                            $ 110,555,490       $   77,989,725
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable (Note 6)                                                               $     412,850       $      242,220
    Distribution payable                                                                        1,341,535                 -
    Debt financing (Note 3)                                                                    38,155,000            5,000,000
                                                                                            --------------      --------------
                                                                                               39,909,385            5,242,220
                                                                                            --------------      --------------
  Partners' Capital
    General Partner                                                                                 3,525                5,980
    Beneficial Unit Certificate Holders
      ($7.18 per BUC in 2000 and $7.29 in 1999)                                                70,642,580           72,741,525
                                                                                            --------------      --------------
                                                                                               70,646,105           72,747,505
                                                                                            --------------      --------------
                                                                                            $ 110,555,490       $   77,989,725
                                                                                            ==============      ==============
The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
COMBINED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

																																																																																															                  		For the Six
                                                           For the             For the         For the Six        Months Ended
                                                     Quarter Ended       Quarter Ended        Months Ended       June 30, 1999
                                                     June 30, 2000       June 30, 1999       June 30, 2000      			 (combined)
                                                    --------------      --------------      --------------      --------------
Income
 Mortgage bond investment income                    $    1,792,132      $    1,573,264      $    3,228,376      $    3,013,238
 Other interest income                                      80,282               3,986             147,099               9,882
 Contingent interest income (Note 5)                          -                 22,702                -                 42,100
                                                    --------------      --------------      --------------      --------------
                                                         1,872,414           1,599,952           3,375,475          3,065,220
Expenses
 Realized loss on investment in tax-exempt
   mortgage bond                                         1,100,000                -              1,100,000                -
 Interest expense                                          340,469                -                402,302                -
 General and administrative expenses (Note 6)              296,263             217,831             533,964             459,166
                                                    --------------      --------------      --------------      --------------
                                                         1,736,732             217,831           2,036,266             459,166
                                                    --------------      --------------      --------------      --------------
Net income and comprehensive income                 $      135,682      $    1,382,121      $    1,339,209      $    2,606,054
                                                    ==============      ==============      ==============      ==============
Net income allocated to:
 General Partner                                    $       12,357      $       19,270      $       24,392      $       36,165
 BUC Holders                                               123,325           1,362,851           1,314,817           2,569,889
                                                    --------------      --------------      --------------      --------------
                                                    $      135,682      $    1,382,121      $    1,339,209      $    2,606,054
                                                    ==============      ==============      ==============      ==============
Net income, basic and diluted, per BUC              $          .01      $          .14      $          .13      $          .26
                                                    ==============      ==============      ==============      ==============
Weighted average number of BUCs outstanding              9,837,928           9,979,128           9,863,611           9,979,128
                                                    ==============      ==============      ==============      ==============

The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENT OF PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2000
(UNAUDITED)

				                                                                               Beneficial Unit
                                                            General              Certificate Holders
                                                            Partner           # of BUCs              Amount               Total
                                                     --------------     ---------------     ---------------      --------------
Partners' Capital (excluding accumulated other
  comprehensive income)
  Balance at December 31, 1999                       $        5,980           9,979,128      $   73,647,525      $   73,653,505
  Net income                                                 24,392                -              1,314,817           1,339,209
  Cash distributions paid or accrued                        (26,847)               -             (2,657,833)         (2,684,680)
  Purchase of BUCs                                                             (141,200)           (755,929)           (755,929)
                                                     --------------     ---------------      --------------      --------------
                                                              3,525           9,837,928          71,548,580          71,552,105
                                                     --------------     ---------------      --------------      --------------
Accumulated Other Comprehensive Income
  Balance at December 31, 1999 and June 30, 2000               -                   -               (906,000)           (906,000)
                                                     --------------     ---------------      --------------      --------------
Balance at June 30, 2000                             $        3,525           9,837,928      $   70,642,580      $   70,646,105
                                                     ==============     ===============      ==============      ==============

The accompanying notes are an integral part of the combined financial statements.








AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                                   For the Six
                                                                                               For the Six        Months Ended
                                                                                              Months Ended       June 30, 1999
                                                                                             June 30, 2000          (combined)
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $    1,339,209      $    2,606,054
    Adjustments to reconcile net income to net cash
    from operating activities
      Realized loss on investment in tax-exempt mortgage bond                                    1,100,000                -
      Increase in interest receivable                                                             (368,187)           (146,267)
      Increase (decrease) in accounts payable                                                      170,630             (73,403)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                    2,241,652           2,386,384
                                                                                            --------------      --------------
Cash flows used in investing activities
    Acquisition of tax-exempt mortgage bonds                                                   (33,155,000)               -
    Increase in other assets                                                                    (1,588,306)           (213,367)
    Purchase of BUCs                                                                              (755,929)               -
    Bond issuance costs paid                                                                          -               (116,682)
                                                                                            --------------      --------------
    Net cash used in investing activities                                                      (35,499,235)           (330,049)
                                                                                            --------------      --------------
Cash flows from financing activities
    Proceeds from debt financing                                                                33,155,000                -
    Distributions paid                                                                          (1,343,145)         (2,726,283)
                                                                                            --------------      --------------
    Net cash provided by (used in) financing activities                                         31,811,855          (2,726,283)
                                                                                            --------------      --------------
Net decrease in cash and temporary cash investments                                             (1,445,728)           (669,948)
Cash and temporary cash investments at beginning of period                                       3,914,863             920,801
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $    2,469,135      $      250,853
                                                                                            ==============      ==============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                  $      140,248      $         -
                                                                                            ==============      ==============

Supplemental disclosure of non-cash investing activity:

During the six months ended June 30, 1999, the tax-exempt mortgage bonds secured by Shoals Crossing and Ashley Square with a principal balances of $4,500,000 and $6,500,000, respectively, were refinanced by their local housing finance authorities. The bonds held by the Partnership were terminated and new bonds in the same principal amounts were issued to the Partnership.

Supplemental disclosure of non-cash financing activities:

As more fully described in Notes 3 and 5(9), on March 28, 2000 and June 1, 2000, the Partnership securitized $17,155,000 and $16,000,000, respectively, of tax-exempt mortgage bonds on Iona Lakes Apartments and Clear Lake Colony Apartments, respectively, by depositing such bonds with a custodian. The bonds were credit enhanced and interests in substantially all of such bonds were sold to institutional investors with the Partnership acquiring residual interests therein. These arrangements have been accounted for as financing transactions.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)

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

2. Basis of Presentation

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

The interim unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31,
1999. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2000, and results of operations for all periods presented have been made. The results of operations for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

3. Debt Financing

As of June 30, 2000, the Partnership had securitized $38,155,000 of its tax-exempt mortgage bond portfolio under three separate financing transactions as described below.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)

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

The Partnership also securitized tax-exempt mortgage bonds of $17,155,000 on Iona Lakes Apartments which were acquired by the Partnership on March 28, 2000. Similar to the $5,000,000 securitization described above, the $17,155,000 of tax-exempt mortgage bonds (the Iona Bonds) were deposited with a custodian pursuant to a custody and participation agreement (the Custody Agreement). The custodian issued (i) a certificate to a Merrill Lynch affiliate evidencing a beneficial ownership interest in all outstanding principal and base interest on the Iona Bonds (the Senior Certificate) and
(ii) a certificate to the Partnership evidencing a beneficial ownership interest in all contingent interest on the Iona Bonds (the Residual Certificate). The Merrill Lynch affiliate then transferred the Senior Certificate to a secondary trust (Secondary Trust) and credit enhanced such Senior Certificate. The Merrill Lynch affiliate sold to institutional investors floating rate securities (the Secondary Securities) in the amount of $17,150,000. In addition to the Residual Certificate, the Partnership acquired for $5,000 a residual interest in the Secondary Trust with a face amount of $5,000. The Partnership has a call right on the Secondary Securities and, upon exercise of such right, may collapse the Custody Agreement and the Secondary Trust and, therefore, retains a level of control over the Secondary Securities. The purchase price of the Secondary Securities is equal to the par amount plus 10% of any increase in the market value of the underlying Senior Certificates. The Partnership has also pledged $12,600,000 of its Woodbridge Apartments of Bloomington III tax-exempt mortgage bonds and $5,300,000 of Primary Trust Certificates related to the Northwoods Lake Apartments tax-exempt bonds as additional collateral in connection with the securitization. (Also see Notes 5(5) and (8)).

The Partnership also securitized tax-exempt mortgage bonds of $16,000,000 on Clear Lake Colony Apartments which was acquired by the Partnership on June 1, 2000. This securitization is structured similar to the $17,155,000 securitization described above. Floating rate securities in the amount of $15,995,000 were sold to institutional investors and the Partnership acquired a residual interest in a trust with a face value of $5,000 for $5,000. The Partnership also pledged $8,976,000 of its Woodbridge Apartments of Louisville II tax-exempt mortgage bonds and $2,000,000 of Primary Trust Certificates related to the Northwoods Lake Apartments tax-exempt mortgage bonds as additional collateral in connection with the securitization. (Also see Notes 5(5) and (9)).

For financial statement purposes, the transactions described above have been accounted for as financing transactions and, in effect, provide variable-rate financing for the acquisition of new, or the securitization of existing, tax-exempt bonds. Accordingly, the $38,155,000 of tax-exempt mortgage bonds financed are restricted to be held in trust, the subordinated interests are classified as other assets, and, in the case of the $5,000,000 debt financing, the net cash proceeds were classified as cash and temporary cash investments. In all of the transactions, the financing debt bears interest, plus credit enhancement, servicing, trustee and related fees, at a weekly floating bond rate which averaged approximately 4.31% for the six month period ended June 30, 2000 (4.72% for the quarter ended June 30, 2000). The stated maturity date is September 2025 for the $5,000,000 of debt financing; April 2030 for the $17,155,000 of debt financing; and June 2030 for the $16,000,000 of debt financing, and, in each case, is subject to the respective call feature described above. The Partnership did not recognize a gain or loss in connection with any of the financing transactions.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)

4. Partnership Reserve Account

The Partnership maintains a reserve account which totaled $2,503,415 at June 30, 2000.

In connection with the Partnership's plan to repurchase up to $1,000,000 of the Partnership's Beneficial Unit Certificates (BUCs), the Partnership utilized a portion of the reserve account to purchase and cancel, in open market transactions, 141,200 BUCs at an aggregate cost of $755,929 during the six months ended June 30, 2000 (11,800 BUCs at an aggregate cost of $62,597 during the quarter ended June 30, 2000).


5. Investment in Tax-Exempt Mortgage Bonds

The Partnership classified its investment in tax-exempt mortgage bonds as available-for-sale. At June 30, 2000, the total amortized cost, gross unrealized holding losses and aggregate fair value of available-for-sale securities were $104,681,000, $906,000 and $103,775,000, respectively. At
December 31, 1999, the total amortized cost, gross unrealized holding losses and aggregate fair value of available-for-sale securities were $72,626,000, $906,000, and $71,720,000 respectively.

Descriptions of the tax-exempt mortgage bonds owned by the Partnership at
June 30, 2000, are as follows:
                                                                                                          Base
                                                                     Number         Maturity          Interest
Property Name                             Location                 of Units             Date              Rate
---------------------------------         -----------------        --------         --------         ---------
 Arama Apartments                         Miami, FL                   293           07/01/10              8.5% (1)
 Shoals Crossing                          Atlanta, GA                 176           12/01/25              7.5% (2)
 Ashley Square                            Des Moines, IA              144           12/01/25              7.5% (3)
 Northwoods Lake Apartments (5)           Duluth, GA                  492           09/01/25              7.5% (2)
 Woodbridge Apts. of Bloomington III (6)  Bloomington, IN             280           12/01/27              7.5% (2)
 Woodbridge Apts. of Louisville II (7)    Louisville, KY              190           12/01/27              7.5% (2)
 Iona Lakes Apartments (8)                Ft. Myers, FL               350	          04/01/30              6.9% (4)
 Clear Lake Colony Apartments (9)         West Palm Beach, FL         316	          06/15/30              6.9% (4)
 Ashley Pointe at Eagle Crest (10)        Evansville, IN              150           12/01/27              7.0% (2)


 (1) In addition to the base interest rate shown, the bond bears additional contingent interest, as defined in the revenue note, which, when combined with the base interest, is limited to a cumulative, noncompounded amount not greater than 12% per annum. The Partnership did not receive additional contingent interest during the quarter or six months ended June 30, 2000.

 (2) In addition to the base interest rates shown, the bonds bear additional contingent interest, as defined in each revenue note, of an additional 3.5% per annum that is payable out of 50% (100% in the case of Shoals Crossing, Ashley Pointe at Eagle Crest and Northwoods Lake Apartments) of the net cash flow generated by the respective property. The Partnership did not receive additional contingent interest from any such bonds during the quarter or six months ended June 30, 2000.

 (3) In addition to the base interest rate shown, the bond bears additional contingent interest, as defined in the revenue note, of an additional 3% per
annum payable out of the net cash flow generated by the property.   Past due
unpaid contingent interest compounds at a rate of 10.5% per annum. The Partnership did not receive any additional contingent interest during the quarter or six months ended June 30, 2000.

 (4) In addition to the base interest rate shown, the bonds bear additional contingent interest, as defined in the revenue note, of an additional 2.6% per annum for Iona Lakes Apartments and 1.885% per annum for Clear Lake Colony Apartments payable out of the net cash flow generated by the property. Past due unpaid contingent interest compounds at a rate of 9.5% for Iona Lakes Apartments and 8.785% for Clear Lake Colony Apartments per annum.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)

 (5) Tax-exempt mortgage bonds of $25,250,000 have been deposited with a trust (the Primary Trust as described in Note 3). The Partnership also pledged Primary Trust Certificates representing a beneficial interest in $5,300,000 and $2,000,000 in principal amount of such bonds as described in (6) and (7) below, respectively.

 (6) Tax-exempt bonds of $12,600,000, in addition to the $5,300,000 of Primary Trust Certificates described in (5) above, have been pledged as additional security to the beneficial owner of the tax-exempt mortgage bonds as described in (8) below.

 (7) Tax-exempt bonds of $8,976,000, in addition to the $2,000,000 of Primary Trust Certificates described in (5) above, have been pledged as additional security to the beneficial owner of the tax-exempt mortgage bonds as described in (9) below.

 (8) Tax-exempt bonds of $17,155,000 secured by Iona Lakes Apartments were acquired by the Partnership on March 28, 2000. Such bonds have been deposited with a custodian as described in Note 3. Also see (5) and (6) above.

 (9) Tax-exempt bonds of $16,000,000 secured by Clear Lake Colony Apartments were acquired by the Partnership on June 1, 2000. Such bonds have been deposited with a custodian as described in Note 3. Also see (5) and (7) above.

 (10) Tax-exempt bonds of $6,700,000 have been pledged as security for a reimbursement obligation regarding a $11,350,000 letter of credit. Such letter of credit was issued for the benefit of the purchaser of Bent Tree Apartments (the Project) located in Columbia, South Carolina, as part of a plan by the Partnership to acquire certain securities representing an interest in tax-exempt bonds secured by the Project which are anticipated to be refunded on or around December 21, 2000. Pending issuance of such bonds and certain other events, the Partnership's obligations under the reimbursement obligation will cease and the $6,700,000 of tax-exempt mortgage bonds will be released from such pledge. However, upon issuance of the new bonds, the Partnership anticipates that substantially all of these securities will be pledged as collateral to the beneficial owner of the new bonds.

During the quarter ended June 30, 2000, the Partnership determined it is not likely to recover or receive its contracted cash flows (including the repayment of principal) on its investment in the Arama Apartments tax-exempt mortgage bond based on a commitment by the Partnership to the obligor of such tax-exempt mortgage bond. Accordingly, the Partnership realized a loss of $1,100,000 and the previously adjusted cost basis of the tax-exempt mortgage bond was written down to fair value as a new cost basis.

6. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 2 during 2000 was $661,485 ($295,133 for the quarter ended June 30, 2000). The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% of the outstanding principal balance of any tax-exempt bond or other mortgage investment, unless the owner of the property financed by such tax-exempt bond or other mortgage investment or another third party is required to pay such administrative fee. Under the terms of each of the Partnership's existing tax-exempt mortgage bonds, the property owners are obligated to pay the administrative fee to AFCA 2. Therefore, the Partnership did not pay any administrative fees to AFCA 2 during the quarter and six months ended June 30, 2000. The Partnership may become obligated to pay administrative fees to AFCA 2 in the event it acquires additional tax-exempt bonds or other mortgage investments and is not able to negotiate the payment of these fees by the property owners or in the event it acquires title to any of the properties securing its existing tax-exempt bonds by reason of foreclosure. AFCA 2 received administrative fees of $160,888 during 2000 ($96,206 during the quarter ended June 30, 2000), from the owners of properties financed by the tax-exempt bonds held by the Partnership. Since

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)

these administrative fees are not Partnership expenses, they have not been reflected in the accompanying financial statements. However, such fees are payable by the property owners prior to the payment of any contingent interest on the tax-exempt bonds secured by these properties.

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

AFCA 2 earned a mortgage placement fees of $331,550 during 2000 ($160,000 during the quarter ended June 30, 2000), in connection with the acquisitions of the Iona Lakes Apartments and the Clear Lake Colony Apartments tax-exempt mortgage bonds. The mortgage placement fees were paid by the owner of Iona Lakes Apartments and Clear Lake Colony Apartments, respectively. Since such fees are not expenses of the Partnership, they have not been reflected in the accompanying financial statements.

An affiliate of AFCA 2 was retained to provide property management services for Ashley Square, Northwoods Lake Apartments, Ashley Pointe at Eagle Crest, Shoals Crossing, Iona Lakes Apartments (beginning in April 2000) and Clear Lake Colony Apartments (beginning in June 2000). The management fees paid to the affiliate of AFCA 2 reflect market rates for such services in the areas in which these properties are located and totaled $196,728 during 2000 ($121,146 for the quarter ended June 30, 2000). These management fees are not Partnership expenses and, accordingly, have not been reflected in the accompanying financial statements. However, such fees are paid out of the revenues generated by these properties prior to the payment of any interest on the tax-exempt bonds held by the Partnership on these properties.

7. Commitments and Contingencies

As more fully described in Note 5, the Partnership has pledged $6,700,000 of tax-exempt mortgage bonds as collateral for a letter of credit in the amount of $11,335,000.

  Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with all of the financial statements and notes included in Item 1 of this report as well as the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Liquidity and Capital Resources

The Partnership's primary capital resource consists of nine tax-exempt mortgage bonds which were issued to the Partnership in order to provide construction and/or permanent financing for the nine multifamily housing projects listed in the following table:

                                                                                                       At June 30, 2000
                                                                                                 -----------------------------
                                                                                                    Number          Percentage
                                                                                Number            of Units            of Units
Property Name                                  Location                       of Units            Occupied            Occupied
-------------------------------------          ------------------       --------------      --------------      --------------
Arama Apartments                               Miami, FL                           293                 281                 96%
Shoals Crossing                                Atlanta, GA                         176                 173                 98%
Ashley Square                                  Des Moines, IA                      144                 142                 99%
Northwoods Lake Apartments                     Duluth, GA                          492                 486                 99%
Woodbridge Apts. of Bloomington III            Bloomington, IN                     280                 230                 82%
Woodbridge Apts. of Louisville II              Louisville, KY                      190                 162                 85%
Iona Lakes Apartments                          Ft. Myers, FL                       350                 325                 93%
Clear Lake Colony Apartments                   West Palm Beach, FL                 316                 303                 96%
Ashley Pointe at Eagle Crest                   Evansville, IN                      150                 149                 99%
                                                                        --------------      --------------      --------------
                                                                                 2,391               2,251                 94%
                                                                        ==============      ==============      ==============

The aggregate carrying value of the tax-exempt bonds at June 30, 2000 was $103,775,000. The Partnership has securitized $38,155,000 of its tax-exempt bonds as described herein.

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

                                                                                                                   For the Six
                                                                                               For the Six        Months Ended
                                                                                              Months Ended       June 30, 1999
                                                                                             June 30, 2000          (combined)
                                                                                            --------------      --------------
Cash distributions
  Income                                                                                    $        .1583      $        .2700
  Return of capital                                                                                  .1117               -
                                                                                            --------------      --------------
  Income                                                                                    $        .2700      $        .2700
                                                                                            ==============      ==============

Distributions
  Paid out of current and prior undistributed cash flow                                     $        .2700      $        .2700
                                                                                            ==============      ==============

In addition to cash generated from interest income, the Partnership may draw on its reserve to pay operating expenses or to supplement cash distributions to BUC holders. As of June 30, 2000, the amount held by the Partnership in the reserve was $2,503,415. During six months ended June 30, 2000, a net amount of undistributed income totaling $245,471 was withdrawn from reserves ($105,854 for the quarter ended June 30, 2000). Future distributions to BUC Holders will depend upon the amount of base and contingent interest received on the mortgage bonds, the size of the reserves established by the Partnership and the extent to which withdrawals are made from reserves.

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

In keeping with its investment strategy, the Partnership acquired $33,155,000 of tax-exempt bonds during 2000. These acquisitions include $17,155,000 of tax-exempt mortgage bonds (the Iona Bonds) secured by Iona Lakes Apartments located in Ft. Myers, Florida, which were acquired on March 28, 2000, and $16,000,000 of tax-exempt mortgage bonds (the Clear Lake Colony Bonds) secured by Clear Lake Colony Apartments located in West Palm Beach, Florida, which were acquired on June 1, 2000. The Partnership securitized such bonds under two separate financing transactions by depositing them with a custodian which issued (i) certificates to a Merrill Lynch affiliate evidencing a beneficial ownership interest in all outstanding principal and base interest on the bonds and, in the case of the Iona bonds (ii) a residual certificate to the Partnership evidencing a beneficial ownership interest in all contingent interest on such bonds. With respect to the Clear Lake Colony Bonds, the Partnership owns a separate series of bonds entitling it to contingent interest thereon. The Merrill Lynch affiliate then transferred its certificates to trusts, which, in turn, sold to institutional investors floating rate securities credit enhanced by the Merrill Lynch affiliate. The trusts also issued to the Partnership residual interests in the trusts with a total face amount of $10,000 ($5,000 for each of the securitized bonds) for a total purchase price of $10,000 ($5,000 each). The Partnership has a call right on the senior floating rate securities and, upon exercise of such right, may collapse the trusts and, therefore, retains a level of control over such securities. The purchase price of the senior securities is equal to the par amount plus 10% of any increase in the market value of the underlying bonds. As described in Note 3 to the financial statements, these arrangements have been accounted for as financing transactions and, in effect, provide variable-rate financing to the Partnership.

As a result of the securitizations described above and one securitization completed during 1999, the Partnership has securitized $38,155,000 of its tax-exempt mortgage bond portfolio as of June 30, 2000. As of June 30, 2000, the Partnership has pledged a total of $62,031,000 of its tax-exempt mortgage bond portfolio in connection with its securitizations.

In addition to the securitizations described above, tax-exempt bonds of $6,700,000 have been pledged as security for a reimbursement obligation regarding a $11,350,000 letter of credit. Such letter of credit was issued for the benefit of the purchaser of Bent Tree Apartments (the Project) located in Columbia, South Carolina, as part of a plan by the Partnership to acquire certain securities representing an interest in tax-exempt bonds secured by the Project which are anticipated to be refunded on or around December 21, 2000. Pending issuance of such bonds and certain other events, the Partnership's obligations under the reimbursement obligation will cease and the $6,700,000 of tax-exempt mortgage bonds will be released from such pledge. However, upon issuance of the new bonds, the Partnership anticipates that substantially all of these securities will be pledged as collateral to the beneficial owner of the new bonds.

In connection with the Partnership's plan to repurchase up to $1,000,000 of the Partnership's BUCs, the Partnership purchased and cancelled 141,200 BUCs in open market transactions at a cost of $755,929 during the six months ended June 30, 2000.

Asset Quality

In conjunction with its periodic review of the real estate collateralizing the Partnership's mortgage bonds, the Partnership determined it is not likely to recover or receive its contracted cash flows (including the repayment of principal) on its investment in the Arama Apartments tax-exempt mortgage bond based on a commitment by the Partnership to the obligor of such tax-exempt mortgage bond. Accordingly, the Partnership realized a loss of $1,100,000 and the previously adjusted cost basis of the tax-exempt mortgage bond was written down to fair value as a new cost basis.

The overall status of the Partnership's other tax-exempt mortgage bonds has generally remained constant since December 31, 1999.

Results of Operations

Comparison of the Quarters Ended June 30, 2000 and June 30, 1999

During the quarters ended June 30, 2000 and 1999, the Partnership recognized the full amount of base interest due on all but two of its investments in tax-exempt mortgage bonds. The acquisition of the tax-exempt mortgage bonds on Iona Lakes Apartments in March 2000 and Clear Lake Colony Apartments in June 2000 contributed $295,924 and $70,533, respectively, to the Partnership's mortgage bond investment income for the quarter ended June 30, 2000.
Excluding income from these two newly acquired tax-exempt mortgage bonds, mortgage bond investment income decreased $147,589 (approximately 9%) for the quarter ended June 30, 2000, compared to the same period in 1999. Approximately $116,000 of such decrease is attributable to past due interest received during 1999 on the prior Woodbridge Apartments of Bloomington III, Woodbridge Apartments of Louisville II and Northwoods Lake Apartments tax-exempt mortgage bonds whereas no past due interest was received in 2000 on any prior bonds. The remaining decrease of approximately $32,000 is attributable to less interest earned on the tax-exempt mortgage bond secured by Shoals Crossing as the property generated less cash flow in 2000 than in 1999.

Other interest income increased $76,296 for the quarter ended June 30, 2000, compared to the same period in 1999. Such increase is attributable to the investment of cash proceeds resulting from $5 million in debt financing obtained in August 1999.

The Partnership earned contingent interest income of $22,702 from the Arama Apartments tax-exempt mortgage bond for the quarter ended June 30, 1999, whereas no such income was earned for the comparable period of 2000 due to a reduction in net operating income generated by the Arama Apartments.

During the quarter ended June 30, 2000, the Partnership realized a loss of $1,100,000 on its tax-exempt mortgage bond secured by Arama Apartments, as management determined it was not likely to recover or receive its contracted cash flows (including repayment of principal) on such investment. No such loss was realized for the comparable quarter of 1999.

During the quarter ended June 30, 2000, the Partnership incurred interest expense of $370,469 on the $38,155,000 of debt financing obtained since August 1999 in connection with securitizing $38,155,000 of its tax-exempt mortgage bonds. The Partnership had no such financing prior to August 1999 and therefore incurred no interest expense for the quarter ended June 30, 1999.

General and administrative expenses for the quarter ended June 30, 2000 increased $78,432 compared to the same period in 1999. Such increase is attributable to (i) an increase of approximately $36,000 salaries and related expenses and (ii) net increases of approximately $42,000 in the Partnership's other general and administrative expenses.

Comparison of the Six Months ended June 30, 2000 and June 30, 1999

During the six months ended June 30, 2000 and 1999, the Partnership recognized the full amount of base interest due on all but two of its investments in tax-exempt mortgage bonds. The acquisition of the tax-exempt mortgage bonds on Iona Lakes Apartments in March 2000 and Clear Lake Colony Apartments in June 2000 contributed $295,924 and $70,533, respectively to the Partnership's mortgage bond investment income for the six months ended June 30, 2000. Excluding income from these two newly acquired tax-exempt mortgage bonds, mortgage bond investment income decreased $151,319 (approximately 5%) for the six months ended June 30, 2000 compared to the same period in 1999. This decrease is primarily attributable to past due interest aggregating $172,000 received during 1999 on the prior Woodbridge Apartments of Bloomington III (Bloomington), Woodbridge Apartments of Louisville II and Northwoods Lake Apartments tax-exempt mortgage bonds whereas approximately $19,000 of past due base interest was received in 2000 on the Bloomington tax-exempt mortgage bond.

Other interest income increased $137,217 for the six months ended June 30, 2000, compared to the same period in 1999. Such increase is attributable to the investment of cash proceeds resulting from $5 million in debt financing obtained in August 1999.

The Partnership earned contingent interest income of $42,100 from the Arama Apartments tax-exempt mortgage bond for the six months ended June 30, 1999, whereas no such income was earned for the comparable period of 2000 due to a reduction in net operating income generated by the Arama Apartments.

During the six months ended June 30, 2000, the Partnership realized a loss of $1,100,000 in its tax-exempt mortgage bond secured by Arama Apartments, as management determined it was not likely to recover or receive its contracted cash flows (including repayment of principal) on such investment. No such loss was realized for the comparable period of 1999.

During the six months ended June 30, 2000, the Partnership incurred interest expense of $402,302 on the $38,155,000 of debt financing obtained since August 1999 in connection with securitizing $38,155,000 of its tax-exempt mortgage bonds. The Partnership had no such financing prior to August 1999 and; therefore, incurred no interest expense for the six months ended June 30, 1999.

General and administrative expenses for the six months ended June 30, 2000 increased $74,798 compared to the same period in 1999. Such increase is attributable to (i) an increase of approximately $49,000 salaries and related expenses; (ii) net increases of approximately $46,000 in other general and administrative expenses partially offset by (iii) expenses of approximately $20,000 incurred in 1999 in conjunction with the Merger.


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

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership's primary market risk exposure is interest rate risk related to its investment portfolio and financing debt. There have been no significant changes in the Partnership's interest rate risk on its investment portfolio since December 31, 1999. However, in March 2000, the Partnership significantly increased its financing debt through the acquisitions of a $17,155,000 tax-exempt mortgage bond in March 2000 and a $16,000,000 tax-exempt mortgage bond in June 2000. Such acquisitions were effectively financed with variable-rate debt as more fully described under Liquidity and Capital Resources.

At June 30, 2000, the Partnership had total debt financing with a principal amount of and fair value of $38,155,000. The weighted average interest rate of the variable-rate financing was 4.31% at June 30, 2000.

The tax-exempt bonds secured by the $5,000,000 of financing debt have a stated maturity of September 2025; the tax-exempt bonds secured by the $17,155,000 of financing debt have a stated maturity of April 2030; and the tax-exempt bonds secured by the $16,000,000 of financing debt have a stated maturity of June 2030. However, the Partnership has the right to collapse each of the financing transactions at any time.

As the above discussion incorporates only new positions or exposures since December 31, 1999, and that existed as of June 30, 2000, it does not consider those exposures or positions that could arise after June 30, 2000. Moreover, because future commitments are not discussed above, the information presented has limited predictive value. As a result, the Partnership's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Partnership's risk mitigating strategies at that time and interest rates.

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

Dated:  August 11, 2000       AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

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