Form 10-Q
period 2000-09-30
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2000-11-14
CIK 1059142

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2000 or

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
BALANCE SHEETS

                                                                                            Sept. 30, 2000
                                                                                             (Unaudited)         Dec. 31, 1999
                                                                                            --------------      --------------
Assets
  Cash and temporary cash investments, at cost which
    approximates market value (Note 4)                                                      $   9,284,667							$    3,914,863
  Investment in tax-exempt mortgage bonds, at estimated fair value (Notes 3 and 5)             96,775,000           71,720,000
  Interest receivable                                                                           1,217,521              627,379
  Other assets                                                                                  3,485,547            1,727,483
                                                                                            --------------      --------------
                                                                                            $ 110,762,735       $   77,989,725
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable (Note 6)                                                               $     725,323       $      242,220
    Distribution payable                                                                        1,341,536                 -
    Debt financing (Note 3)                                                                    38,155,000            5,000,000
                                                                                            --------------      --------------
                                                                                               40,221,859            5,242,220
                                                                                            --------------      --------------
  Partners' Capital
    General Partner                                                                                 2,473                5,980
    Beneficial Unit Certificate Holders
      ($7.17 per BUC in 2000 and $7.29 in 1999)                                                70,538,403           72,741,525
                                                                                            --------------      --------------
                                                                                               70,540,876           72,747,505
                                                                                            --------------      --------------
                                                                                            $ 110,762,735       $   77,989,725
                                                                                            ==============      ==============
The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
COMBINED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

																																																																																															                  	For the Nine
                                                           For the             For the        For the Nine        Months Ended
                                                     Quarter Ended       Quarter Ended        Months Ended      Sept. 30, 1999
                                                    Sept. 30, 2000      Sept. 30, 1999      Sept. 30, 2000      			 (combined)
                                                    --------------      --------------      --------------      --------------
Income
 Mortgage bond investment income                    $    1,864,271      $    1,379,794      $    5,092,647      $    4,393,032
 Other interest income                                     115,516              23,258             262,615              33,140
 Contingent interest income (Note 5)                          -                 26,408                -                 68,508
                                                    --------------      --------------      --------------      --------------
                                                         1,979,787           1,429,460           5,355,262          4,494,680
Expenses
 Realized loss on investment in tax-exempt
   mortgage bond                                              -                   -              1,100,000                -
 Interest expense                                          509,823              28,100             912,125              28,100
 General and administrative expenses (Note 6)              233,657             200,563             767,621             659,729
                                                    --------------      --------------      --------------      --------------
                                                           743,480             228,663           2,779,746             687,829
                                                    --------------      --------------      --------------      --------------
Net income and comprehensive income                 $    1,236,307      $    1,200,797      $    2,575,516      $    3,806,851
                                                    ==============      ==============      ==============      ==============
Net income allocated to:
 General Partner                                    $       12,363      $       18,345      $       36,755      $       54,510
 BUC Holders                                             1,223,944           1,182,452           2,538,761           3,752,341
                                                    --------------      --------------      --------------      --------------
                                                    $    1,236,307      $    1,200,797      $    2,575,516      $    3,806,851
                                                    ==============      ==============      ==============      ==============
Net income, basic and diluted, per BUC              $          .13      $          .12      $          .26      $          .38
                                                    ==============      ==============      ==============      ==============
Weighted average number of BUCs outstanding              9,837,928           9,979,128           9,855,050           9,979,128
                                                    ==============      ==============      ==============      ==============

The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENT OF PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(UNAUDITED)

				                                                                               Beneficial Unit
                                                            General              Certificate Holders
                                                            Partner           # of BUCs              Amount               Total
                                                     --------------     ---------------     ---------------      --------------
Partners' Capital (excluding accumulated other
  comprehensive income)
  Balance at December 31, 1999                       $        5,980           9,979,128      $   73,647,525      $   73,653,505
  Net income                                                 36,755                -              2,538,761           2,575,516
  Cash distributions paid or accrued                        (40,262)               -             (3,985,954)         (4,026,216)
  Purchase of BUCs                                                             (141,200)           (755,929)           (755,929)
                                                     --------------     ---------------      --------------      --------------
                                                              2,473           9,837,928          71,444,403          71,446,876
                                                     --------------     ---------------      --------------      --------------
Accumulated Other Comprehensive Income
  Balance at December 31, 1999 and Sept. 30, 2000              -                   -               (906,000)           (906,000)
                                                     --------------     ---------------      --------------      --------------
Balance at September 30, 2000                        $        2,473           9,837,928      $   70,538,403      $   70,540,876
                                                     ==============     ===============      ==============      ==============

The accompanying notes are an integral part of the combined financial statements.







AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                                  For the Nine
                                                                                              For the Nine        Months Ended
                                                                                              Months Ended      Sept. 30, 1999
                                                                                            Sept. 30, 2000          (combined)
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $    2,575,516      $    3,806,851
    Adjustments to reconcile net income to net cash
    from operating activities
      Realized loss on investment in tax-exempt mortgage bond                                    1,100,000                -
      (Increase) decrease in interest receivable                                                  (590,142)             68,676
      (Increase) decrease in other assets                                                            4,856              (5,126)
      Increase (decrease) in accounts payable                                                      483,103             (52,430)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                    3,573,333           3,817,971
                                                                                            --------------      --------------
Cash flows used in investing activities
    Acquisition of tax-exempt mortgage bonds                                                   (33,155,000)               -
    Increase in other assets                                                                    (1,762,920)           (787,165)
    Purchase of BUCs                                                                              (755,929)               -
    Bond issuance costs paid                                                                          -               (142,886)
                                                                                            --------------      --------------
    Net cash used in investing activities                                                      (35,673,849)           (930,051)
                                                                                            --------------      --------------
Cash flows from financing activities
    Proceeds from debt financing                                                                33,155,000           5,000,000
    Proceeds from sale of tax-exempt mortgage bond                                               7,000,000                -
    Distributions paid                                                                          (2,684,680)         (4,088,040)
                                                                                            --------------      --------------
    Net cash provided by financing activities                                                   37,470,320             911,960
                                                                                            --------------      --------------
Net increase in cash and temporary cash investments                                              5,369,804           3,799,880
Cash and temporary cash investments at beginning of period                                       3,914,863             920,801
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $    9,284,667      $    4,720,681
                                                                                            ==============      ==============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                  $      408,285      $         -
                                                                                            ==============      ==============

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

Supplemental disclosure of non-cash financing activities:

As more fully described in Notes 3 and 5(7) and (8), on March 28, 2000 and June 1, 2000, the Partnership securitized $17,155,000 and $16,000,000, respectively, of tax-exempt mortgage bonds on Iona Lakes Apartments and Clear Lake Colony Apartments, respectively, by depositing such bonds with a custodian. The bonds were credit enhanced and interests in substantially all of such bonds were sold to institutional investors with the Partnership acquiring residual interests therein. These arrangements have been accounted for as financing transactions.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(UNAUDITED)

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

The interim unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31,
1999. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2000, and results of operations for all periods presented have been made. The results of operations for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

3. Debt Financing

As of September 30, 2000, the Partnership had securitized $38,155,000 of its tax-exempt mortgage bond portfolio under three separate financing transactions as described below.

The Partnership securitized $5,000,000 of its Northwoods Lake Apartments tax-exempt mortgage bonds during August, 1999. In connection with the securitization, the Partnership deposited $25,250,000 of such tax-exempt mortgage bonds into a trust (the Primary Trust) which issued $25,250,000 in trust certificates (the Primary Trust Certificates). The Primary Trust issued and delivered to a Merrill Lynch affiliate $5,000,000 in Primary Trust Certificates which have a first priority claim on principal and base interest on the underlying tax-exempt mortgage bonds. The $5,000,000 in Primary Trust Certificates were placed in a secondary trust (the Secondary Trust) and credit enhanced by a Merrill Lynch affiliate. The Merrill Lynch affiliate sold to institutional investors floating rate securities (the Secondary Securities) in the amount of $4,995,000. The Partnership also pledged and transferred an additional $3,000,000 of Primary Trust Certificates to a Merrill Lynch affiliate to secure payment of the $5,000,000 principal amount of and accrued interest on the aforementioned Primary Trust Certificates. The Partnership obtained ownership of the remaining Primary Trust Certificates in the principal amount of $17,250,000 and the rights to all subordinate interest paid on the related tax-exempt mortgage bonds. The Partnership also acquired

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(UNAUDITED)

a residual interest in the Secondary Trust with a face amount of $5,000 and proceeds of the transfer of the Primary Trust Certificates to the Merrill Lynch affiliate in the amount of $4,995,000. The Partnership has a call right on the Secondary Securities and upon exercise of such right may collapse the Secondary and Primary Trusts and, therefore, retains a level of control over the Secondary Securities. The purchase price of Secondary Securities is equal to the par amount plus 10% of any increase in the market price of the underlying Primary Trust Certificates. (Also see Note 5 (4)).

The Partnership also securitized tax-exempt mortgage bonds of $17,155,000 on Iona Lakes Apartments which were acquired by the Partnership on March 28, 2000. Similar to the $5,000,000 securitization described above, the $17,155,000 of tax-exempt mortgage bonds (the Iona Bonds) were deposited with a custodian pursuant to a custody and participation agreement (the Custody Agreement). The custodian issued (i) a certificate to a Merrill Lynch affiliate evidencing a beneficial ownership interest in all outstanding principal and base interest on the Iona Bonds (the Senior Certificate) and
(ii) a certificate to the Partnership evidencing a beneficial ownership interest in all contingent interest on the Iona Bonds (the Residual Certificate). The Merrill Lynch affiliate then transferred the Senior Certificate to a secondary trust (Secondary Trust) and credit enhanced such Senior Certificate. The Merrill Lynch affiliate sold to institutional investors floating rate securities (the Secondary Securities) in the amount of $17,150,000. In addition to the Residual Certificate, the Partnership acquired for $5,000 a residual interest in the Secondary Trust with a face amount of $5,000. The Partnership has a call right on the Secondary Securities and, upon exercise of such right, may collapse the Custody Agreement and the Secondary Trust and, therefore, retains a level of control over the Secondary Securities. The purchase price of the Secondary Securities is equal to the par amount plus 10% of any increase in the market value of the underlying Senior Certificates. The Partnership has also pledged $12,600,000 of its Woodbridge Apartments of Bloomington III tax-exempt mortgage bonds and $5,300,000 of Primary Trust Certificates related to the Northwoods Lake Apartments tax-exempt bonds as additional collateral in connection with the securitization. (Also see Notes 5(4) and (7)).

The Partnership also securitized tax-exempt mortgage bonds of $16,000,000 on Clear Lake Colony Apartments which was acquired by the Partnership on June 8, 2000. This securitization is structured similar to the $17,155,000 securitization described above. Floating rate securities in the amount of $15,995,000 were sold to institutional investors and the Partnership acquired a residual interest in a trust with a face value of $5,000 for $5,000. The Partnership also pledged $8,976,000 of its Woodbridge Apartments of Louisville II tax-exempt mortgage bonds and $2,000,000 of Primary Trust Certificates related to the Northwoods Lake Apartments tax-exempt mortgage bonds as additional collateral in connection with the securitization. (Also see Notes 5(4) and (8)).

For financial statement purposes, the transactions described above have been accounted for as financing transactions and, in effect, provide variable-rate financing for the acquisition of new, or the securitization of existing, tax-exempt bonds. Accordingly, the $38,155,000 of tax-exempt mortgage bonds financed are required to be held in trust, the subordinated interests are classified as other assets, and, in the case of the $5,000,000 debt financing, the net cash proceeds were classified as cash and temporary cash investments. In all of the transactions, the financing debt bears interest, plus credit enhancement, servicing, trustee and related fees. Financing debt of $21,000,000 bears interest at a weekly floating bond rate which averaged approximately 4.33% for the nine month period ended September 30, 2000 (4.38% for the quarter ended September 30, 2000). The remaining $17,155,000 of financing debt provided for interest at a weekly floating rate through June 21, 2000 at which time the partnership elected to lock in the then current rate of 4.70% until June 20, 2001. The stated maturity date is October 2011 for the $5,000,000 of debt financing; April 2004 for the $17,155,000 of debt financing; and September 2002 for the $16,000,000 of debt financing, and, in each case, is subject to the respective call feature described above. The Partnership did not recognize a gain or loss in connection with any of the financing transactions.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(UNAUDITED)

4. Partnership Reserve Account

The Partnership maintains a reserve account which totaled $9,043,882 at September 30, 2000.

In connection with the Partnership's plan to repurchase up to $1,000,000 of the Partnership's Beneficial Unit Certificates (BUCs), the Partnership utilized a portion of the reserve account to purchase and cancel, in open market transactions, 141,200 BUCs at an aggregate cost of $755,929 during the nine months ended September 30, 2000 (none during the quarter ended September 30, 2000).


5. Investment in Tax-Exempt Mortgage Bonds

The Partnership classified its investment in tax-exempt mortgage bonds as available-for-sale. At September 30, 2000, the total amortized cost, gross unrealized holding losses and aggregate fair value of available-for-sale securities were $97,681,000, $906,000 and $96,775,000, respectively. At
December 31, 1999, the total amortized cost, gross unrealized holding losses and aggregate fair value of available-for-sale securities were $72,626,000, $906,000, and $71,720,000 respectively.

Descriptions of the tax-exempt mortgage bonds owned by the Partnership at
September 30, 2000, are as follows:
                                                                                                          Base
                                                                     Number         Maturity          Interest
Property Name                             Location                 of Units             Date              Rate
---------------------------------         -----------------        --------         --------         ---------
 Shoals Crossing                          Atlanta, GA                 176           12/01/25              7.5% (1)
 Ashley Square                            Des Moines, IA              144           12/01/25              7.5% (2)
 Northwoods Lake Apartments (4)           Duluth, GA                  492           09/01/25              7.5% (1)
 Woodbridge Apts. of Bloomington III (5)  Bloomington, IN             280           12/01/27              7.5% (1)
 Woodbridge Apts. of Louisville II (6)    Louisville, KY              190           12/01/27              7.5% (1)
 Iona Lakes Apartments (7)                Ft. Myers, FL               350	          04/01/30              6.9% (3)
 Clear Lake Colony Apartments (8)         West Palm Beach, FL         316	          06/15/30              6.9% (3)
 Ashley Pointe at Eagle Crest (9)         Evansville, IN              150           12/01/27              7.0% (1)


 (1) In addition to the base interest rates shown, the bonds bear additional contingent interest, as defined in each revenue note, of an additional 3.5% per annum that is payable out of 50% (100% in the case of Shoals Crossing, Ashley Pointe at Eagle Crest and Northwoods Lake Apartments) of the net cash flow generated by the respective property. The Partnership did not receive additional contingent interest from any such bonds during the quarter or nine months ended September 30, 2000.

 (2) In addition to the base interest rate shown, the bond bears additional contingent interest, as defined in the revenue note, of an additional 3% per
annum payable out of the net cash flow generated by the property.   Past due
unpaid contingent interest compounds at a rate of 10.5% per annum. The Partnership did not receive any additional contingent interest during the quarter or nine months ended September 30, 2000.

 (3) In addition to the base interest rate shown, the bonds bear additional contingent interest, as defined in the revenue note, of an additional 2.6% per annum for Iona Lakes Apartments and 1.885% per annum for Clear Lake Colony Apartments payable out of the net cash flow generated by the property. Past due unpaid contingent interest compounds at a rate of 9.5% for Iona Lakes Apartments and 8.785% for Clear Lake Colony Apartments per annum.

 (4) Tax-exempt mortgage bonds of $25,250,000 have been deposited with a trust (the Primary Trust as described in Note 3). The Partnership also pledged Primary Trust Certificates representing a beneficial interest in $5,300,000 and $2,000,000 in principal amount of such bonds as described in (5) and (6) below, respectively.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(UNAUDITED)

 (5) Tax-exempt bonds of $12,600,000, in addition to the $5,300,000 of Primary Trust Certificates described in (4) above, have been pledged as additional security to the beneficial owner of the tax-exempt mortgage bonds as described in (7) below.

 (6) Tax-exempt bonds of $8,976,000, in addition to the $2,000,000 of Primary Trust Certificates described in (4) above, have been pledged as additional security to the beneficial owner of the tax-exempt mortgage bonds as described in (8) below.

 (7) Tax-exempt bonds of $17,155,000 secured by Iona Lakes Apartments were acquired by the Partnership on March 28, 2000. Such bonds have been deposited with a custodian as described in Note 3. Also see (4) and (5) above.

 (8) Tax-exempt bonds of $16,000,000 secured by Clear Lake Colony Apartments were acquired by the Partnership on June 8, 2000. Such bonds have been deposited with a custodian as described in Note 3. Also see (4) and (6) above.

 (9) Tax-exempt bonds of $6,700,000 have been pledged as security for a reimbursement obligation regarding a $11,350,000 letter of credit. Such letter of credit was issued for the benefit of the purchaser of Bent Tree Apartments (the Project) located in Columbia, South Carolina, as part of a plan by the Partnership to acquire certain securities representing an interest in tax-exempt bonds secured by the Project which are anticipated to be refunded on or around December 21, 2000. Pending issuance of such bonds and certain other events, the Partnership's obligations under the reimbursement obligation will cease and the $6,700,000 of tax-exempt mortgage bonds will be released from such pledge. However, upon issuance of the new bonds, the Partnership anticipates that substantially all of these securities will be pledged as collateral to the beneficial owner of the new bonds.

During the quarter ended June 30, 2000, the Partnership determined it was not likely to recover or receive its contracted cash flows (including the repayment of principal) on its $12,100,000 investment in the Arama Apartments tax-exempt mortgage bond based on a commitment by the Partnership to the obligor of such tax-exempt mortgage bond. Accordingly, the Partnership realized a loss of $1,100,000 during such quarter and the previously adjusted cost basis of the tax-exempt mortgage bond was written down to its fair value of $7,000,000 as a new cost basis. On September 11, 2000, the Partnership sold its investment in the Arama Apartments tax-exempt mortgage bond to the obligor of such tax-exempt mortgage bond. Since the adjusted cost basis of such bond was also $7,000,000 the Partnership realized no additional loss on the sale.

6. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 2 during 2000 was $877,318 ($215,833 for the quarter ended September 30, 2000). The reimbursed expenses included in this footnote are presented on a cash basis and do not reflect accruals made at quarter end which are reflected in the accompanying financial statements.

AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% of the outstanding principal balance of any tax-exempt bond or other mortgage investment, unless the owner of the property financed by such tax-exempt bond or other mortgage investment or another third party is required to pay such administrative fee. Under the terms of each of the Partnership's existing tax-exempt mortgage bonds, the property owners are obligated to pay the administrative fee to AFCA 2. Therefore, the Partnership did not pay any administrative fees to AFCA 2 during the quarter and nine months ended September 30, 2000. The Partnership may become obligated to pay administrative fees to AFCA 2 in the event it acquires additional tax-exempt bonds or other mortgage investments and is not able to negotiate the payment of these fees by the property owners or in the event it acquires title to any of the properties securing its existing tax-exempt bonds by reason of foreclosure. AFCA 2 received administrative fees of $258,029 during 2000 ($97,141 during the quarter ended September 30, 2000), from the owners of properties financed by the tax-exempt bonds held by the Partnership. Since

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(UNAUDITED)

these administrative fees are not Partnership expenses, they have not been reflected in the accompanying financial statements. However, such fees are payable by the property owners prior to the payment of any contingent interest on the tax-exempt bonds secured by these properties.

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

AFCA 2 earned mortgage placement fees of $331,550 during 2000 (none during the quarter ended September 30, 2000), in connection with the acquisitions of the Iona Lakes Apartments and the Clear Lake Colony Apartments tax-exempt mortgage bonds. The mortgage placement fees were paid by the owner of Iona Lakes Apartments and Clear Lake Colony Apartments, respectively. Since such fees are not expenses of the Partnership, they have not been reflected in the accompanying financial statements.

An affiliate of AFCA 2 was retained to provide property management services for Ashley Square, Northwoods Lake Apartments, Ashley Pointe at Eagle Crest, Shoals Crossing, Iona Lakes Apartments (beginning in April 2000) and Clear Lake Colony Apartments (beginning in June 2000). The management fees paid to the affiliate of AFCA 2 reflect market rates for such services in the areas in which these properties are located and totaled $245,017 during 2000 ($48,289 for the quarter ended September 30, 2000). These management fees are not Partnership expenses and, accordingly, have not been reflected in the accompanying financial statements. However, such fees are paid out of the revenues generated by these properties prior to the payment of any interest on the tax-exempt bonds held by the Partnership on these properties.

7. Commitments and Contingencies

As more fully described in Note 5(9), the Partnership has pledged $6,700,000 of tax-exempt mortgage bonds as collateral for a letter of credit in the amount of $11,350,000.

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

Liquidity and Capital Resources

The Partnership's primary capital resource consists of eight tax-exempt mortgage bonds which were issued to the Partnership in order to provide construction and/or permanent financing for eight multifamily housing projects. The Partnership had an investment in a ninth tax-exempt mortgage bond collateralized by the Arama Apartments, a 293 unit property located in Miami, Florida which it sold on September 11, 2000. The eight multifamily projects financed at September 30, 2000 are listed in the following table:

                                                                                                     At September 30, 2000
                                                                                                 -----------------------------
                                                                                                    Number          Percentage
                                                                                Number            of Units            of Units
Property Name                                  Location                       of Units            Occupied            Occupied
-------------------------------------          ------------------       --------------      --------------      --------------
Shoals Crossing			                             Atlanta, GA                         176                 171                 97%
Ashley Square                                  Des Moines, IA                      144                 141                 98%
Northwoods Lake Apartments                     Duluth, GA                          492                 481                 98%
Woodbridge Apts. of Bloomington III            Bloomington, IN                     280                 274                 98%
Woodbridge Apts. of Louisville II              Louisville, KY                      190                 186                 98%
Iona Lakes Apartments                          Ft. Myers, FL                       350                 333                 95%
Clear Lake Colony Apartments                   West Palm Beach, FL                 316                 314                 99%
Ashley Pointe at Eagle Crest                   Evansville, IN                      150                 148                 99%
                                                                        --------------      --------------      --------------
                                                                                 2,098               2,048                 98%
                                                                        ==============      ==============      ==============

The aggregate carrying value of the tax-exempt bonds at September 30, 2000 was $96,775,000. The Partnership has securitized $38,155,000 of its tax-exempt bonds as described herein.

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

                                                                                                                  For the Nine
                                                                                              For the Nine        Months Ended
                                                                                              Months Ended      Sept. 30, 1999
                                                                                            Sept. 30, 2000          (combined)
                                                                                            --------------      --------------
Cash distributions
  Income                                                                                    $        .2933      $        .4050
  Return of capital                                                                                  .1117               -
                                                                                            --------------      --------------
  Income                                                                                    $        .4050      $        .4050
                                                                                            ==============      ==============

Distributions
  Paid out of current cash flow                                                             $        .3697      $        .3760
  Paid out of prior undistributed cash flow                                                          .0353               .0290
                                                                                            --------------      --------------
  Income                                                                                    $        .4050      $        .4050
                                                                                            ==============      ==============

In addition to cash generated from interest income, the Partnership may draw on its reserve to pay operating expenses or to supplement cash distributions to BUC holders. As of September 30, 2000, the amount held by the Partnership in the reserve was $9,043,882. Such amount includes proceeds of $7,000,000 from the sale of the Arama Apartments tax exempt mortgage bond on September 11, 2000. In addition, during nine months ended September 30, 2000, a net amount of undistributed income totaling $350,700 was withdrawn from reserves ($105,229 for the quarter ended September 30, 2000). Future distributions to BUC Holders will depend upon the amount of base and contingent interest received on the mortgage bonds, the size of the reserves established by the Partnership and the extent to which withdrawals are made from reserves.

The Partnership believes that cash provided by interest income from its tax-exempt bonds and other investments, supplemented, if necessary, by withdrawals from its reserve, will be adequate to meet its projected short-term and long-term liquidity requirements, including the payments of distributions to BUC Holders.

The Partnership is pursuing an investment strategy whereby it is investing in additional tax-exempt mortgage bonds and related investments and financing such acquisitions through the sale of senior interests in its tax-exempt bonds and/or by issuing additional BUCs. By acquiring additional investments, AFCA 2 hopes to: (i) increase the amount of tax-exempt interest available for distribution to BUC holders, (ii) reduce risk through increased asset diversification and (iii) achieve improved economies of scale. By financing the acquisition of additional investments through the sale of senior interests in its tax-exempt bonds, the Partnership foregoes a portion of the interest it earns on its tax-exempt bonds, but reinvests the sale proceeds in instruments which are expected to generate a greater amount of interest income. To the extent the Partnership sells such senior interests and is unable to reinvest the proceeds in investments that generate interest at least as great as the interest paid on the senior interests, the amount of interest income available to the Partnership will decline. AFCA 2 is unable to estimate the amount of additional tax-exempt mortgage bonds and other investments that the Partnership may acquire and there can be no assurance that the Partnership will be able to achieve any of the goals stated above.

In keeping with its investment strategy, the Partnership acquired $33,155,000 of tax-exempt bonds during 2000. These acquisitions include $17,155,000 of tax-exempt mortgage bonds (the Iona Bonds) secured by Iona Lakes Apartments located in Ft. Myers, Florida, which were acquired on March 28, 2000, and $16,000,000 of tax-exempt mortgage bonds (the Clear Lake Colony Bonds) secured by Clear Lake Colony Apartments located in West Palm Beach, Florida, which were acquired on June 8, 2000. The Partnership securitized such bonds under two separate financing transactions by depositing them with a custodian which issued (i) certificates to a Merrill Lynch affiliate evidencing a beneficial ownership interest in all outstanding principal and base interest on the bonds and, in the case of the Iona bonds (ii) a residual certificate to the Partnership evidencing a beneficial ownership interest in all contingent interest on such bonds. With respect to the Clear Lake Colony Bonds, the Partnership owns a separate series of bonds entitling it to contingent interest thereon. The Merrill Lynch affiliate then transferred its certificates to trusts, which, in turn, sold to institutional investors floating rate securities credit enhanced by the Merrill Lynch affiliate. The trusts also issued to the Partnership residual interests in the trusts with a total face amount of $10,000 ($5,000 for each of the securitized bonds) for a total purchase price of $10,000 ($5,000 each). The Partnership has a call right on the senior floating rate securities and, upon exercise of such right, may collapse the trusts and, therefore, retains a level of control over such securities. The purchase price of the senior securities is equal to the par amount plus 10% of any increase in the market value of the underlying bonds. As described in Note 3 to the financial statements, these arrangements have been accounted for as financing transactions and, in effect, provide variable-rate financing to the Partnership.

As a result of the securitizations described above and one securitization completed during 1999, the Partnership has securitized $38,155,000 of its tax-exempt mortgage bond portfolio as of September 30, 2000. As of September 30, 2000, the Partnership has pledged a total of $62,031,000 of its tax-exempt mortgage bond portfolio in connection with its securitizations.

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

On September 11, 2000, the Partnership sold its investment in the Arama Apartments tax-exempt mortgage bond to the obligor of such tax-exempt mortgage bond for $7,000,000. Since the adjusted cost basis of such bond was also $7,000,000 the Partnership realized no additional loss. The Partnership plans to reinvest the proceeds from the sale pursuant to its investment strategy.

In connection with the Partnership's plan to repurchase up to $1,000,000 of the Partnership's BUCs, the Partnership purchased and cancelled 141,200 BUCs in open market transactions at a cost of $755,929 during the nine months ended September 30, 2000.

Asset Quality

In conjunction with its periodic review of the real estate collateralizing the Partnership's mortgage bonds, during the quarter ended June 30, 2000, the Partnership determined it was not likely to recover or receive its contracted cash flows (including the repayment of principal) on its $12,100,000 investment in the Arama Apartments tax-exempt mortgage bond based on a commitment by the Partnership to the obligor of such tax-exempt mortgage bond. Accordingly, the Partnership realized a loss of $1,100,000 during such quarter and the previously adjusted cost basis of the tax-exempt mortgage bond was written down to its fair value of $7,000,000 as a new cost basis. The Partnership sold its investment in the Arama Apartments tax-exempt mortgage bond on September 11, 2000, as discussed above.

The overall status of the Partnership's other tax-exempt mortgage bonds has generally remained constant since December 31, 1999.

Results of Operations

Comparison of the Quarters Ended September 30, 2000 and September 30, 1999

Mortgage bond investment income increased $484,477 (35%) from $1,379,794 for the quarter ended September 30, 1999 to $1,864,271 for the quarter ended September 30, 2000. The majority of such increase is attributable to the acquisitions of the Iona Lakes Apartments and Clear Lake Colony Apartments tax-exempt mortgage bonds in March 2000 and June 2000, respectively. In addition to the $575,212 of income earned on such newly acquired bonds during the quarter ended September 30, 2000, the Partnership earned approximately $74,700, $49,000 and $42,300 more on the Northwoods Lake Apartments, Woodbridge Apartments of Bloomington III and Ashley Square tax-exempt mortgage bonds, respectively, during the quarter ended September 30, 2000, compared to the same period in 1999. Offsetting such additions to income was a decrease of approximately $257,100 in mortgage bond investment income on the Arama Apartments tax-exempt mortgage bond which was sold on September 11, 2000. Mortgage bond investment income earned during the quarters ended September 30, 2000 and 1999 consisted of the full base interest due on all but three of its tax-exempt mortgage bonds owned during the respective periods.
In addition, included in mortgage bond investment income for the quarters ended September 30, 2000 and 1999, was approximately $100,000 and $25,000, respectively, in past due base interest on the prior Northwoods Lake Apartments bonds. Past due base interest on the prior bonds is recorded as it is received. References made to "prior" bonds throughout the "Results of Operations" discussion refer to tax-exempt bonds owned by the Partnership and secured by the respective property before their reissuance in 1998 and 1999.

Other interest income increased $92,258 for the quarter ended September 30, 2000, compared to the same period in 1999. Such increase is primarily attributable to the investment of cash proceeds resulting from $5,000,000 in debt financing obtained in August 1999. Also contributing slightly to the increase was the investment of the $7,000,000 in cash proceeds received from the September 11, 2000 sale of the Arama Apartments tax-exempt mortgage bond.

The Partnership earned contingent interest income of $26,408 from the Arama Apartments tax-exempt mortgage bond for the quarter ended September 30, 1999. No such income was earned for the comparable period of 2000 due to a reduction in net operating income generated by the Arama Apartments and the sale of such bond on September 11, 2000.

During the quarter ended September 30, 2000, the Partnership incurred interest expense of $509,823 on the $38,155,000 of debt financing obtained since August 1999 in connection with securitizing $38,155,000 of its tax-exempt mortgage bonds. For the comparable period of 1999, the Partnership incurred interest expense of $28,100 on $5,000,000 of debt financing obtained in August 1999. Accordingly, interest expense increased $481,723 for the quarter ended September 30, 2000, compared to the comparable period of 1999.

General and administrative expenses for the quarter ended September 30, 2000 increased $33,094 (17%) compared to the same period in 1999. Such increase is attributable to (i) an increase of approximately $27,000 salaries and related expenses and (ii) net increases of approximately $6,000 in the Partnership's other general and administrative expenses.

Comparison of the Nine Months Ended September 30, 2000 and September 30, 1999

Mortgage bond investment income increased $699,615 (16%) from $4,393,032 for the nine months ended September 30, 1999 to $5,092,647 for the nine months ended September 30, 2000. The majority of such increase is attributable to the acquisitions of the Iona Lakes Apartments and Clear Lake Colony Apartments tax-exempt mortgage bonds in March 2000 and June 2000, respectively. In addition to the $941,669 of income earned on such newly acquired bonds during the nine months ended September 30, 2000, the Partnership earned approximately $91,000 and $12,000 more on the Ashley Square and Northwoods Lake Apartments tax-exempt mortgage bonds, respectively, during the nine months ended September 30, 2000, compared to the same period in 1999. Offsetting such additions to income were decreases of approximately $257,100, $47,800, $21,100 and $18,900 in mortgage bond investment income earned on the Arama Apartments, Shoals Crossing, Woodbridge Apartments of Louisville II and Woodbridge Apartments of Bloomington III tax-exempt mortgage bonds
respectively.   The decrease related to Arama Apartments resulted from the nonperformance of such bond beginning the in the quarter ended September 30, 2000, and the sale of the bond on September 11, 2000. The decrease attributable to Shoals Crossing is due to less cash flow generated by the underlying property in 2000 compared to 1999. The decreases related to both Woodbridge Apartments of Louisville II and Woodbridge Apartments of Bloomington III are due to the receipt of less past due base interest on the prior bonds related to such properties during 2000 than 1999. Despite the decrease in income earned on these four bonds during the nine months ended September 30, 2000, compared to the same period of 1999, the Partnership earned the full base interest due on all but three of its tax-exempt mortgage bonds during 2000 compared to two during 1999.

Other interest income increased $229,475 for the nine month period ended September 30, 2000, compared to the same period in 1999. Such increase is primarily attributable to the investment of cash proceeds resulting from $5,000,000 in debt financing obtained in August 1999. Also contributing slightly to the increase was the investment of the $7,000,000 in cash proceeds received from the September 11, 2000 sale of the Arama Apartments tax-exempt mortgage bond.

The Partnership earned contingent interest income of $45,806 and $22,702 from the Arama Apartments and Ashley Pointe at Eagle Crest tax-exempt mortgage bonds, respectively, for the nine months ended September 30, 1999. No such income was earned from either bond for the comparable period of 2000 due to a reduction in net operating income generated by the respective underlying properties and the sale of the Arama Apartments bond on September 11, 2000.

During the nine months ended September 30, 2000, the Partnership realized a loss of $1,100,000 in its tax-exempt mortgage bond secured by Arama Apartments, as management determined it was not likely to recover or receive its contracted cash flows (including repayment of principal) on such investment. No such loss was realized for the comparable period of 1999.

During the nine months ended September 30, 2000, the Partnership incurred interest expense of $912,125 on the $38,155,000 of debt financing obtained since August 1999 in connection with securitizing $38,155,000 of its tax-exempt mortgage bonds. For the comparable period of 1999, the Partnership incurred interest expense of $28,100 on $5,000,000 of debt financing obtained in August 1999. Accordingly, interest expense increased $884,025 for the nine month period ended September 30, 2000, compared to the comparable period of 1999.

General and administrative expenses for the nine months ended September 30, 2000 increased $107,892 (14%) compared to the same period in 1999. Such increase is attributable to (i) an increase of approximately $76,000 salaries and related expenses; (ii) net increases of approximately $52,000 in other general and administrative expenses partially offset by (iii) expenses of approximately $20,000 incurred in 1999 in conjunction with the Merger.


New Accounting Pronouncement

The Partnership plans to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) effective January 1, 2001. Management is currently evaluating the effects of adopting this statement and does not anticipate that such adoption will have a material impact on the financial statements of the Partnership.


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

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership's primary market risk exposure is interest rate risk related to its investment portfolio and financing debt. There have been no significant changes in the Partnership's interest rate risk on its investment portfolio since December 31, 1999. However, in 2000, the Partnership significantly increased its financing debt through the acquisitions of a $17,155,000 tax-exempt mortgage bond in March 2000 and a $16,000,000 tax-exempt mortgage bond in June 2000. Such acquisitions were effectively financed with variable-rate debt as more fully described under Liquidity and Capital Resources.

At September 30, 2000, the Partnership had total debt financing with a principal amount of and fair value of $38,155,000. The weighted average interest rate of the variable-rate financing was 5.29% at September 30, 2000.

The stated maturity dates of the debt financing are as follows: October 2011 for the $5,000,000; April 2004 for the $17,155,000 and September 2002 for the $16,000,000. However, the Partnership has the right to collapse each of the financing transactions at any time.

As the above discussion incorporates only new positions or exposures since December 31, 1999, and that existed as of September 30, 2000, it does not consider those exposures or positions that could arise after September 30, 2000. Moreover, because future commitments are not discussed above, the information presented has limited predictive value. As a result, the Partnership's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Partnership's risk mitigating strategies at that time and interest rates.

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

                    27. Financial Data Schedule.

          (b)  Reports on Form 8-K

               The following report on Form 8-K was filed during the period covered by this report:
														 	Date of Report    Item Reported    Financial Statements Filed
                --------------    -------------    --------------------------
                June 20, 2000     Other Events     No

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 11, 2000       AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

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