Form 10-K405
period 2000-12-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2001-04-02
CIK 1059142

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Partnership's BUCs held by non-affiliates of the Registrant on March 20, 2001, based on the final sales price per BUC as reported in the Wall Street Journal on March 19, 2001, was $59,560,274.

                     DOCUMENTS INCORPORATED BY REFERENCE
                                     None












                                     -i-
                              TABLE OF CONTENTS

                                                                           Page


                                    PART I
Item  1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item  2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
Item  3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .   3
Item  4. Submission of Matters to a Vote of Security Holders. . . . . . . .   3

                                   PART II

Item  5. Market for Registrant's Common Equity and
         Related Stockholder Matters. . . . . . . . . . . . . . . . . . . .   4
Item  6. Selected Financial Data. . . . . . . . . . . . . . . . . . . . . .   4
Item  7. Management's Discussion and Analysis of Financial Condition and
         Results of Operations. . . . . . . . . . . . . . . . . . . . . . .   5
Item 7A. Quantitative and Qualitative Disclosures About Market Risk . . . .  13
Item  8. Financial Statements and Supplementary Data. . . . . . . . . . . .  13
Item  9. Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . .  14

                                   PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . . . .  15
Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . .  16
Item 12. Security Ownership of Certain Beneficial Owners and Management . .  16
Item 13. Certain Relationships and Related Transactions . . . . . . . . . .  16

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K .  18

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32









































                                     -ii-
                                    PART I

    Item 1. Business. America First Tax Exempt Investors, L.P. (the Registrant or the Partnership) was formed on April 2, 1998 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, operating, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. The Registrant's business objectives are to: (i) preserve and protect its capital;
(ii) provide regular cash distributions to investors; and, (iii) provide a potential for an enhanced federally tax-exempt yield as a result of a participation interest in the net cash flow and net capital appreciation of the real estate financed by the tax-exempt mortgage bonds held by the Registrant. The General Partner of the Registrant is America First Capital Associates Limited Partnership Two ("AFCA 2").

     On February 1, 1999, the Partnership merged with America First Tax Exempt Mortgage Fund Limited Partnership (the Prior Partnership). Under the terms of the merger agreement, the Partnership was the surviving partnership and effectively took over the operations of the Prior Partnership. The Partnership had no operations or activities prior to its merger with the Prior Partnership and was formed, accordingly, for that sole purpose. The separate existence of the Prior Partnership terminated on that date. The Partnership assumed all the assets and liabilities of the Prior Partnership. Each BUC holder of the Prior Partnership received one BUC of the Partnership as such BUC holder held in the Prior Partnership. The General Partner of the Prior Partnership was AFCA 2 and, accordingly, the Merger did not result in a change in control.
The Partnership has additional authority to reconfigure its assets and sell interests therein, to issue additional BUCs and to invest the proceeds of such asset sales and BUC issuances in additional tax-exempt bonds secured by multifamily housing properties.

     At December 31, 2000, the Partnership continued to hold six of the seven tax-exempt mortgage bonds originally held by the Prior Partnership. The seventh tax-exempt mortgage bond was sold in September 2000. In addition, pursuant to its business strategy described below, the Partnership acquired three tax-exempt mortgage bonds during 2000. The carrying value (at estimated fair value) of the nine tax-exempt mortgage bonds was $110,500,000 at December 31, 2000. The tax-exempt mortgage bonds were issued by various state and local housing authorities to provide for the construction and/or permanent financing of nine multifamily housing properties located in six states. Under the terms of the mortgage bonds, the principal amounts of eight of the bonds do not amortize over their terms. The mortgage bonds provide for the payment of base interest to the Partnership and for the payment of contingent interest based upon net cash flow and net capital appreciation of the underlying real estate properties. Therefore, the return to the Partnership depends upon the economic performance of the real estate which collateralizes the mortgage bonds. For this reason, the Partnership's investments are dependent on the economic performance of such real estate and may be considered to be in competition with other income-producing real estate of the same type in the same geographic areas. A description of the nine tax-exempt mortgage bonds (and the properties collateralizing such bonds) held by the Registrant at December 31, 2000, appears in Note 5 of the Notes to Financial Statements filed in response to Item 8 hereof.

     The Partnership is pursuing a business strategy of increasing the number of tax-exempt multifamily mortgage bonds held by it in order to: (i) increase the amount of tax-exempt interest available for distribution to its investors,
(ii) reduce risk through asset diversification and (iii) achieve economies of scale. Unlike the Prior Partnership, the Registrant has the ability to finance the acquisition of additional tax-exempt mortgage bonds through the issuance of additional Beneficial Unit Certificates (BUCs) representing assigned limited partnership interests and from the sale of senior debt instruments created from its existing portfolio of tax-exempt mortgage bonds. In general, tax-exempt mortgage bonds acquired by the Partnership will be secured by a first mortgage or deed of trust on multifamily real estate. Unlike the Prior Partnership, the Partnership also has the authority to acquire tax-exempt bonds that represent less than 100% of the bonds secured by a particular multifamily property. The Partnership may also acquire other types of tax-exempt securities that may or may not be secured by real estate. Such tax-exempt securities must be rated in one of the highest four rating categories by at least one nationally recognized securities rating agency. Such bonds may not represent more than 25% of the Partnership's assets at the time of acquisition. In addition, the Partnership may also acquire bonds or other investments secured by multifamily real estate which generate interest

                                      -1-

that is not exempt from federal income tax. However, such bonds may only be acquired in conjunction with the acquisition of tax-exempt mortgage bonds secured by the same property.

     In keeping with its investment strategy, the Partnership acquired three tax-exempt mortgage bonds secured by multifamily housing properties during 2000 as discussed above. Such acquisitions totaled $44,285,000 and were securitized under three separate financing transactions. In addition, the Partnership also acquired $3,000,000 in tax-exempt bonds that are not secured by a multifamily housing property but are guaranteed by an affiliate of the borrower of such funds.

     The amount of cash received by the Partnership from tax-exempt mortgage bonds is a function of the net rental revenues generated by the properties collateralizing the tax-exempt mortgage bonds owned by the Partnership. Net rental revenues from a multifamily apartment complex depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

     In each city in which the properties collateralized by the tax-exempt mortgage bonds owned by the Partnership are located, such properties compete with a substantial number of other apartment complexes. Apartment complexes also compete with single-family housing that is either owned or leased by potential tenants. The principal method of competition is to offer competitive rental rates. Such properties also compete by emphasizing property location, condition and amenities.

     The Partnership believes that each of the properties collateralizing its tax-exempt mortgage bonds owned is in compliance in all material respects with federal, state and local regulations regarding hazardous waste and other environmental matters and the Partnership is not aware of any environmental contamination at any of such properties that would require any material capital expenditure by the Partnership for the remediation thereof.

     The Partnership has no employees. Certain services are provided to the Partnership by employees of America First Companies L.L.C. which is the general partner of the general partner of the Partnership, and the Partnership reimburses America First Companies L.L.C. for such services at cost. The Partnership is not charged, and does not reimburse, for the services performed by managers and officers of America First Companies L.L.C..

     Item 2. Properties. The Partnership does not own or lease any physical properties.

     Item 3. Legal Proceedings. There are no material pending legal proceedings to which the Partnership is a party or to which any of the property collateralizing the Partnership's tax-exempt mortgage bonds is subject.

     Item 4. Submission of Matters to a Vote of Security Holders. No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2000, to a vote of the Partnership's security holders.

















                                      -2-

                                    PART II

     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     (a) Market Information. The BUCs trade on The NASDAQ Stock Market under the trading symbol "ATAXZ." Prior to February 1, 1999, the BUCs of the Prior Partnership traded under the trading symbol "AFTXZ". The following table sets forth the high and low sale prices for the BUCs for each quarterly period from January 1, 1999 through December 31, 2000.



              1999 (1)             High           Low
              1st Quarter          $ 6-3/4        $ 6
              2nd Quarter          $ 6-1/2        $ 6
              3rd Quarter          $ 6-1/2        $ 6
              4th Quarter          $ 6-1/2        $ 4

              2000 (1)
              1st Quarter          $ 5-7/8        $ 4-7/8
              2nd Quarter          $ 5-7/8        $ 4-7/8
              3rd Quarter          $ 5-13/16      $ 4-15/16
              4th Quarter          $ 6            $ 5-1/8

(1) The market price per BUC information includes that of the Partnership from February 1, 1999 (the Merger Date) through December 31, 2000 and that of the Prior Partnership for periods prior to the Merger Date.

     (b) BUC Holders. The approximate number of BUC holders on March 21, 2000, was 4,708.

     (c) Distributions. Cash distributions were made on a quarterly basis during 2000 and on a monthly basis in 1999. Total cash distributions paid or accrued to BUC Holders during the fiscal years ended December 31, 2000, and December 31, 1999, equaled $5,314,073 and 4,939,669, respectively. The cash distributions paid or accrued per BUC during the fiscal years ended December 31, 2000, and December 31, 1999, were as follows:

                                        Per BUC
                          Year Ended              Year Ended
                       December 31, 2000       December 31, 1999
                       -----------------       -----------------
Income                     $  .4282																$  .4950
Return of Capital             .1118                     -
                           --------                 -------
                           $  .5400                   .4950
                           ========                 =======

See Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Partnership's ability to make cash distributions at the same levels in 2001 and thereafter.

     Item 6. Selected Financial Data. Set forth below is selected financial data for the Partnership which includes the financial data of America First Tax Exempt Investors, L.P. from February 1, 1999 (the Merger Date), through December 31, 2000, and America First Tax Exempt Mortgage Fund Limited Partnership for periods prior to the Merger Date. The information set forth below should be read in conjunction with the Combined Financial Statements and Notes thereto filed in response to Item 8 hereof.






                                      -3-

                                                        For the         For the         For the         For the         For the
                                                     Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                                                  Dec. 31, 2000   Dec. 31, 1999   Dec. 31, 1998   Dec. 31, 1997   Dec. 31, 1996
                                                  -------------   -------------   -------------   -------------   -------------
Mortgage bond investment income                   $   7,038,731   $   5,813,261   $   5,813,579   $   6,169,500   $   6,134,812
Other bond investment income                             21,312            -               -               -               -
Other interest income                                   457,139         117,733          48,761          53,554          47,247
Contingent interest income                                 -             98,497         122,099         124,682         154,539
Realized loss on investment in
  tax-exempt mortgage bonds                          (1,100,000)           -         (4,000,000)           -               -
Interest expense                                     (1,442,685)        (87,715)           -               -               -
General and administrative expenses                    (965,532)       (872,973)     (1,016,385)       (678,487)       (648,784)
                                                  -------------   -------------   -------------   -------------   -------------
Net income                                        $   4,008,965   $   5,068,803   $     968,054   $   5,669,249   $   5,687,814
                                                  =============   =============   =============   =============   =============
Net income, basic and diluted,
  per Beneficial Unit Certificate (BUC)           $         .40   $         .50   $         .09   $         .56   $         .56
                                                  =============   =============   =============   =============   =============
Total cash distributions paid or accrued per BUC  $       .5400   $       .4950   $       .5400   $       .5400   $       .5400
                                                  =============   =============   =============   =============   =============
Investment in tax-exempt mortgage bonds, at
  estimated fair value                            $ 110,500,000   $  71,720,000   $  71,720,000   $  71,126,000   $  66,026,000
                                                  =============   =============   =============   =============   =============
Total assets                                      $ 124,365,504   $  77,989,725   $  73,421,925   $  73,213,016   $  68,014,454
                                                  =============   =============   =============   =============   =============
Debt financing                                    $  49,255,000   $   5,000,000   $        -      $        -      $        -
                                                  =============   =============   =============   =============   =============

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

The Partnership's primary capital resource consists of nine tax-exempt mortgage bonds which were issued to the Partnership in order to provide construction and/or permanent financing for nine multifamily housing projects. The Partnership had an investment in a tenth tax-exempt mortgage bond which was collateralized by the Arama Apartments, a 293-unit property located in Miami, Florida which it sold on September 11, 2000. The nine multifamily projects collateralizing the tax-exempt mortgage bonds held by the Partnership at December 31, 2000 are listed in the following table:

                                                                                                      At December 31, 2000

                                                                                                    Number          Percentage
                                                                                Number            of Units            of Units
Property Name                                  Location                       of Units            Occupied            Occupied
- -------------------------------------          ------------------       --------------      --------------      --------------
Woodbridge Apts. of Bloomington III            Bloomington, IN                     280                 269                 96%
Ashley Pointe at Eagle Crest                   Evansville, IN                      150                 139                 93%
Woodbridge Apts. of Louisville II              Louisville, KY                      190                 173                 91%
Northwoods Lake Apartments                     Duluth, GA                          492                 462                 94%
Shoals Crossing                                Atlanta, GA                         176                 168                 95%
Ashley Square                                  Des Moines, IA                      144                 142                 99%
Iona Lakes Apartments                          Fort Myers, FL                      350                 343                 98%
Clear Lake Colony Apartments                   West Palm Beach, FL                 316                 312                 99%
Bent Tree Apartments                           Columbia, SC                        232                 187                 81%
                                                                        --------------      --------------      --------------
                                                                                 2,330               2,195                 94%
                                                                        ==============      ==============      ==============

The aggregate carrying value of the tax-exempt mortgage bonds at December 31, 2000 was $110,500,000. The carrying value of the bonds reflects the general partner's estimate of the fair value of such bonds. The Partnership has securitized $49,255,000 of its tax-exempt mortgage bonds as described herein.

Each of the tax-exempt mortgage bonds bears interest at a fixed rate and provides for the payment of additional contingent interest that is payable solely from available net cash flow generated by the financed property. The principal amounts of eight of the bonds do not amortize over their respective terms.

Tax-exempt interest earned on the mortgage bonds represents the Partnership's principal source of cash flow. The Partnership also earns tax-exempt and taxable interest on certain other investments. The Partnership's principal uses of cash are the payment of operating expenses and distributions to BUC holders. The following table sets forth information relating to cash distributions paid to BUC holders for the years shown:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 2000       Dec. 31, 1999       Dec. 31, 1998
                                                                        --------------      --------------      --------------
Regular monthly distributions
 Income                                                                 $        .4282      $        .4950      $        .1392
 Return of Capital                                                               .1118                 -                 .4008
                                                                        --------------      --------------      --------------

																																																																								$        .5400      $        .4950      $        .5400
                                                                        ==============      ==============      ==============
Distributions
 Paid out of current and prior undistributed cash flow                  $        .5400      $        .4950      $        .5400
                                                                        ==============      ==============      ==============

In addition to cash generated from interest income, the Partnership may also draw on its reserves to pay operating expenses and to supplement cash distributions. As of December 31, 2000, the amount held by the Partnership in the reserves equaled $5,751,825. During the year ended December 31, 2000, a total of $258,786 of undistributed income was withdrawn from the reserves. Future distributions to BUC Holders will depend upon the amount of base and contingent interest received on the mortgage bonds, the size of reserve established by the Partnership and the extent to which withdrawals are made from the reserve.

The Partnership believes that the cash provided by interest income from its tax-exempt mortgage bonds and other investments, supplemented, if necessary, by withdrawals from its reserve, will be adequate to meet its projected short-term and long-term liquidity requirements, including the payments of expenses and distributions to BUC holders.

The Partnership is pursuing an investment strategy whereby it is investing in additional tax-exempt mortgage bonds and related investments and financing such acquisitions through the sale of senior interests in its existing tax-exempt mortgage bonds. The Partnership may also finance such acquisitions through the issuance of additional BUCs. By acquiring additional investments, AFCA 2 hopes to (i) increase the amount of tax-exempt interest available for distribution to BUC holders, (ii) reduce risk through increased asset diversification and (iii) achieve improved economies of scale. By financing the acquisition of additional investments through the sale of senior interests in its existing tax-exempt mortgage bonds, the Partnership will forego a portion of the interest it currently earns on its existing tax-exempt mortgage bonds, but expects to reinvest the sale proceeds in instruments which generate a greater amount of interest income. To the extent the Partnership sells such senior interests and is unable to reinvest the proceeds in investments that generate interest at least as great as the interest paid on the senior interests, the amount of interest income available to the Partnership will decline. AFCA 2 is unable to estimate the amount of additional tax-exempt mortgage bonds and other investments that the Partnership may acquire, if any, and there can be no assurance that the Partnership will be able to achieve any of the goals stated above.

In keeping with its investment strategy, the Partnership acquired $44,285,000 of tax-exempt mortgage bonds during 2000. These acquisitions include $17,155,000 of tax-exempt mortgage bonds (the Iona Bonds) secured by Iona Lakes Apartments located in Ft. Myers, Florida, which were acquired on March 28, 2000, $16,000,000 of tax-exempt mortgage bonds (the Clear Lake Colony Bonds) secured by Clear Lake Colony Apartments located in West Palm Beach, Florida, which were acquired on June 8, 2000, and $11,130,000 of tax-exempt mortgage bonds (the Bent Tree Bonds) secured by Bent Tree Apartments, located in Columbia, South Carolina, which were acquired on December 21, 2000. The Partnership securitized each such bonds under three separate financing transactions by depositing them with a custodian which issued (i) certificates to a Merrill Lynch affiliate evidencing a beneficial ownership interest in all outstanding principal and base interest on the bonds and, in the case of the Iona bonds (ii) a residual certificate to the Partnership evidencing a beneficial ownership interest in all contingent interest on such bonds. With respect to the Clear Lake Colony Bonds and the Bent Tree Bonds, the Partnership owns a separate series of bonds entitling it to contingent interest thereon. The Merrill Lynch affiliate then transferred its certificates to trusts, which, in turn, sold to institutional investors floating rate senior securities credit enhanced by the Merrill Lynch affiliate. The trusts also issued to the Partnership residual interests in the trusts with a total face amount of $15,000 ($5,000 for each of the securitized bonds) for a total purchase price of $15,000 ($5,000 each). The Partnership has a call right on the senior floating rate securities and, upon exercise of such right, may collapse the trusts and, therefore, retains a level of control over such securities. The purchase price of the senior securities is equal to the par amount plus 10% of any increase in the market value of the underlying bonds. As described in Note 2E) to the financial statements, these arrangements have been accounted for as financing transactions and, in effect, provide variable-rate financing to the Partnership.

As a result of the securitizations described above and one securitization completed during 1999, the Partnership has securitized $49,255,000 of its tax-exempt mortgage bond portfolio as of December 31, 2000. As of December 31, 2000, the Partnership has pledged a total of $87,831,000 of its tax-exempt mortgage bond portfolio in connection with its securitizations.

On September 11, 2000, the Partnership sold its investment in the Arama Apartments tax-exempt mortgage bond to the obligor of such tax-exempt mortgage bond for $7,000,000. The Partnership has reinvested the proceeds from the sale pursuant to its investment strategy.

In addition to the acquisition of the tax-exempt mortgage bonds discussed above, the Partnership acquired $3,000,000 in tax-exempt bonds which are not secured by a multifamily property but are guaranteed by an affiliate of the borrower of such funds.

In connection with the Partnership's plan to repurchase up to $1,000,000 of the Partnership's BUCs, the Partnership purchased and cancelled 141,200 BUCs in open market transactions at a cost of $755,929 during the year ended December 31, 2000.


Asset Quality

It is the policy of the Partnership to make a periodic review of the real estate collateralizing the Partnership's mortgage bonds in order to assess for impairment the carrying value of the tax-exempt mortgage bonds. The sole source of funds available for the repayment of principal of the bonds is the net proceeds from the sale or refinancing of the financed properties, except for one tax-exempt mortgage bond which requires semiannual payments of principal and interest out of operating cash flow.

Based on the foregoing methodology, during the quarter ended June 30, 2000, the Partnership determined it was not likely to recover or receive its contracted cash flows (including the repayment of principal) on its investment in the Arama Apartments tax-exempt mortgage bond based on a commitment by the Partnership to the obligor of such tax-exempt mortgage bond. Accordingly, the Partnership realized a loss of $1,100,000 during such quarter and the carrying value of the tax-exempt mortgage bond of $8,100,000 was written down to its fair value of $7,000,000 as the new carrying value. The Partnership sold its investment in the Arama Apartments tax-exempt mortgage bond on September 11, 2000, as discussed above.

Based on reviews performed during 2000 on the real estate collateralizing the Partnership's other mortgage bonds, no indications of impairment of the tax-exempt mortgage bonds were noted.

Results of Operations

The tables below compare the results of operations for each year shown.

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 2000       Dec. 31, 1999       Dec. 31, 1998
                                                                        --------------      --------------      --------------
Mortgage bond investment income                                         $    7,038,731      $    5,813,261      $    5,813,579
Other bond investment income                                                    21,312                -                   -
Other interest income                                                          457,139             117,733              48,761
Contingent interest income                                                        -                 98,497             122,099
                                                                        --------------      --------------      --------------
                                                                             7,517,182           6,029,491           5,984,439
                                                                        --------------      --------------      --------------
Realized loss on investment in tax-exempt mortgage bonds                     1,100,000                -              4,000,000
Interest expense                                                             1,442,685              87,715                -
General and administrative expenses                                            965,532             872,973           1,016,385
                                                                        --------------      --------------      --------------
                                                                             3,508,217             960,688           5,016,385
                                                                        --------------      --------------      --------------
Net income                                                              $    4,008,965      $    5,068,803      $      968,054
                                                                        ==============      ==============      ==============

                                                                              Increase            Increase
                                                                            (Decrease)          (Decrease)
                                                                             From 1999           From 1998
                                                                        --------------      --------------
Mortgage bond investment income                                         $    1,225,470      $         (318)
Other bond investment income                                                    21,312                -
Other interest income                                                          339,406              68,972
Contingent interest income                                                     (98,497)            (23,602)
                                                                        --------------      --------------
                                                                             1,487,691              45,052
                                                                        --------------      --------------
Realized loss on investment in tax-exempt mortgage bonds                     1,100,000          (4,000,000)
Interest expense                                                             1,354,970              87,715
General and administrative expenses                                             92,559            (143,412)
                                                                        --------------      --------------
                                                                             2,547,529          (4,055,697)
                                                                        --------------      --------------

Net income                                                              $   (1,059,838)     $    4,100,749
                                                                        ==============      ==============

Mortgage bond investment income increased $1,225,470 (21%) from 1999 to 2000. Approximately $1,536,000 of such increase is attributable to the acquisitions of the Iona Lakes Apartments, Clear Lake Colony Apartments and Bent Tree Apartments tax-exempt mortgage bonds in March, June and December 2000, respectively. In addition, the Partnership earned approximately $133,000 and $86,000 more on the Ashley Square and Northwoods Lake Apartments tax-exempt mortgage bonds, respectively, during 2000, compared to 1999. Offsetting such additions to income were decreases of approximately $424,000, $46,000, $39,000 and $21,000 in mortgage bond investment income from Arama Apartments, Woodbridge Apartments of Bloomington III, Shoals Crossing, and Woodbridge Apartments of Louisville II. Such increases and decreases are more fully described below.

The Ashley Square mortgage bond, despite not being serviced with the full amount of base interest due during 2000 or 1999, was able to provide the Partnership with $133,000 more base interest in 2000 compared to 1999. Such increase resulted from an increase in net cash flow generated by the underlying property as operating expenses, primarily property improvements and real estate taxes, were lower in 2000 compared to 1999 and operating revenue was higher in 2000 than in 1999.

The $86,000 increase in income earned on the Northwoods Lake mortgage bond and the $46,000 and $21,000 decreases in interest earned on the Woodbridge Apartments of Bloomington III and Woodbridge Apartments of Louisville II mortgage bonds, respectively, are attributable to variations in the amount of past due base interest received on such mortgage bonds that was due to the Partnership prior to their reissuances in 1998. Such variations are a function of the net cash flow generated by the respective underlying property. Despite such variations in net cash flow, the Partnership earned the full amount of base interest due on each of these mortgage bonds during 2000 and 1999.

The decrease of $424,000 related to Arama Apartments resulted from the nonperformance of such bond beginning in the quarter ended September 30, 2000, and the sale of the bond on September 11, 2000. The decrease of $39,000 in income earned on the Shoals Crossing mortgage bond is reflective of the decrease in net cash flow generated by the underlying property. Shoals Crossing was unable to fully service the base interest due in either 2000 or 1999.

Mortgage bond investment income earned in 1999 approximated that of 1998. However, mortgage bond investment income on the tax-exempt mortgage bonds secured by Shoals Crossing, Northwoods Lake Apartments and Woodbridge Apartments of Bloomington III increased by approximately $144,000, $85,000 and 9,000, respectively, from 1998 to 1999. These increases were offset by decreases of approximately $106,000, $88,000 and $44,000 in mortgage bond investment income from Woodbridge Apartments of Louisville II, Ashley Square and Ashley Pointe at Eagle Crest. Such increases and decreases are more fully described below.

Although the base interest on the Shoals Crossing mortgage bond was not fully serviced in 1999 or 1998, the Partnership earned $144,000 more in interest during 1999 than in 1998. Such increase resulted from an increase in net cash flow generated by the underlying property as operating revenue was higher and certain operating expenses were lower in 1999 compared to 1998. In addition, certain deferred maintenance costs were paid in 1998 which reduced the property's cash flow available to pay base interest on the mortgage bond for such year.

The increases of $85,000 and $9,000 in mortgage bond investment income earned on the Northwoods Lake and Woodbridge Apartments of Bloomington III mortgage bonds, respectively, is attributable to the receipt of past due base interest that was due to the Partnership prior to their reissuances in 1998. The Partnership earned the full amount of base interest due on each of these mortgage bonds in 1999 whereas neither property generated the full amount of base interest due in 1998.

The mortgage loans secured by Woodbridge Apartments of Louisville II and Ashley Pointe at Eagle Crest generated $106,000 and $44,000, respectively, less mortgage bond investment income due primarily to the reduction of the base interest rate from 8.5% to 7.5% and 8.5% to 7%, respectively, during 1998. The decrease for Woodbridge Apartments of Louisville II, however, was partially offset by the receipt in 1999 of past due base interest due to the Partnership on such mortgage bond prior to the reissuance referred to above. The Partnership earned the full amount of base interest due on each of these mortgage bonds during 1999 but earned less that the full amount of base interest in 1998. Ashley Square generated $88,000 less mortgage bond investment income due to significant property improvements made during 1999, including roof replacements and painting of the property exteriors. The Partnership did not earn the full amount of base interest due on such bond during either 1999 or 2000.

The Partnership earned $21,312 of bond investment income on an investment in $3,000,000 of tax-exempt bonds acquired in November 2000. No such income was earned in 1999 or 1998 as the Partnership did not have similar investments in such years.

The increase of $339,406 in other interest income from 1999 to 2000 is primarily attributable to an increase in the Partnership's other interest-earning assets. Also contributing slightly to the increase was the investment of $5,000,000 in proceeds received in conjunction with the debt financing obtained in August 1999 and $7,000,000 in cash proceeds from the September 2000 sale of the Arama Apartments tax-exempt mortgage bond.

The increase in other interest income of $68,972 from 1998 to 1999 is primarily attributable to the investment in interest-earning assets of $5,000,000 in proceeds received in conjunction with the debt financing obtained in August 1999.

Contingent interest income decreased $98,497 from 1999 to 2000. The Partnership earned contingent interest income of $75,795 and $22,702 from the Arama Apartments and Ashley Pointe at Eagle Crest tax-exempt mortgage bonds, in 1999. No such income was earned from either bond for the comparable period of 2000. Such decrease resulted from a reduction in net operating income generated by the respective underlying properties and the sale of the Arama Apartments bond on September 11, 2000.

Contingent interest income decreased $23,602 from 1998 to 1999. This is the result of a $46,000 decrease in contingent interest received from the mortgage bond on Arama Apartments which was partially offset by the receipt of $22,000 of contingent interest from the mortgage bond on Ashley Pointe at Eagle
Crest. The decrease in contingent interest generated by Arama Apartments was due to a decrease in net cash flow generated by Arama Apartments during the contingent interest period. The Partnership did not earn contingent interest on the Ashley Pointe at Eagle Crest mortgage bond in 1998. During October 1998, this tax-exempt mortgage bond was reissued with a lower base rate of interest. This allowed the property to generate contingent interest on the reissued bond in 1999. However, the overall tax-exempt interest earned by the Partnership on the Ashley Pointe at Eagle Crest mortgage bond decreased by approximately $22,000 from 1998 to 1999 due primarily to a decrease in net cash flow generated by the property.

During 2000, the Partnership realized a loss of $1,100,000 in its tax-exempt mortgage bond secured by Arama Apartments as management determined it was not likely to recover or receive its contracted cash flows (including repayment of principal) on such investment. Similarly, during 1998, the Partnership realized a loss of $4,000,000 on the Arama Apartments tax-exempt mortgage bond. No such losses were recorded in 1999.

During 2000, the Partnership incurred interest expense of $1,442,685 on the $49,285,000 of debt financing obtained in connection with securitizing certain of its tax-exempt mortgage bonds. During 1999, the Partnership incurred interest expense of $87,715 on the $5,000,000 of debt financing obtained in August 1999. Accordingly, interest expense increased $1,354,970 from 1999 to 2000. The Partnership did not have debt financing during 1998 and, therefore, did not incur interest expense during such year.

General and administrative expenses increased $93,000 (11%) from 1999 to 2000 due to: (i) an increase of approximately $83,000 in salaries and related expenses, (ii) increase of approximately $40,000 in servicing fees, partially offset by (iii) a decrease of $21,000 in costs incurred in conjunction with the Merger and (iv) a net decrease of $9,000 in other general and administrative expenses.

General and administrative expenses decreased $143,412 (14%) from 1998 to 1999. Approximately $224,000 of such decrease was the result of costs incurred in 1998 in conjunction with the Merger. Offsetting such decrease was an increase of approximately $81,000 in overall general and administrative expenses.

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

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
The Partnership's primary market risk exposure is interest rate risk. The Partnership's exposure to market risk for changes in interest rates relates primarily to its investments in tax-exempt bonds and its financing debt. The Partnership does enter into derivative instrument transactions for speculative purposes.

The aggregate fair value of the Partnership's tax-exempt mortgage bonds and other tax-exempt bonds was $110,500,000 and $3,000,000, respectively, at December 31, 2000. The tax-exempt bonds have fixed interest rates. The principal amount of the tax-exempt bonds does not amortize over its terms, except for one tax-exempt mortgage bond which requires semiannual payments of principal and interest out of operating cash flow. The weighted average interest rate of tax-exempt mortgage bonds, the vast majority of which mature beyond 2005, was 7.3% at December 31, 2000.

During 2000, the Partnership significantly increased its financing debt in conjunction with the acquisitions of three tax-exempt mortgage bonds totaling $44,285,000. Such acquisitions were effectively financed with variable-rate debt as more fully described under "Liquidity and Capital Resources." At December 31, 2000, the Partnership had total debt financing with a principal amount of and fair value of $49,255,000. The weighted average interest rate of the variable-rate financing was 5.18%, including fees, at December 31, 2000.

The stated maturity dates of the debt financing are as follows:

Stated Maturity Date          Amount
- --------------------    ------------
2001		                  $     90,000
2002                      11,225,000
2002                      16,100,000
2004                      16,840,000
2011                       5,000,000

In the event of an unfavorable change in interest rates, the Partnership may collapse each of the financing transactions.

As the above information incorporates only those positions or exposures that existed as of December 31, 2000, it does not consider those exposures or positions that could arise after that date. The Partnership's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Partnership's risk mitigating strategies at that time and interest rates.

     Item 8. Financial Statements and Supplementary Data. The Financial Statements of the Registrant are set forth in Item 14 hereof and are incorporated herein by reference.

     Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. There were no disagreements with the Registrant's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 2000 and 1999.



                                     -10-
                                   PART III

     Item 10. Directors and Executive Officers of the Registrant. The Registrant has no directors or officers. Management of the Registrant consists of the general partner of the Registrant, America First Capital Associates Limited Partnership Two ("AFCA 2") and its general partner, America First Companies L.L.C.. The following individuals are the managers and officers of America First Companies L.L.C., and each serves for a term of one year.

     Name                  Position Held            Position Held Since

Michael B. Yanney          Chairman of the Board,           1985
                             Chief Executive Officer
                             and Manager

Lisa Yanney Roskens		      President and Manager            2000/1999

Michael Thesing            Vice President, Secretary,       1985
                             Treasurer and Manager,
                             Chief Financial and
                             Accounting Officer

William S. Carter, M.D.    Manager                          1994
Martin A. Massengale       Manager                          1994
Alan Baer                  Manager                          1994
Gail Walling Yanney        Manager                          1996
Mariann Byerwalter         Manager                          1997

	    Michael B. Yanney, 67, has served as the Chairman and Chief Executive Officer of America First Companies L.L.C. and its predecessors since 1984.
From 1977 until the organization of America First, Mr. Yanney was principally engaged in the ownership and management of commercial banks. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, Forest Oil Corporation, Level 3 Communications, Inc., Freedom Communications, Inc., Magnum Resources, Inc., America First Mortgage Investments, Inc., RCN Corporation and Rio Grande Medical Technologies, Inc. Mr. Yanney is the husband of Gail Yanney and the father of Lisa Yanney Roskens.

     Lisa Yanney Roskens, 34, is President of America First Companies L.L.C. From 1999 to 2000, Ms Roskens was managing Director of Twin Compass, LLC.
From 1997 to 1999, Ms. Roskens was employed by Inacom Corporation, where she held the position of Director of Business Development and Director of Field Services Development. From 1995 to 1997, Ms. Roskens served as Finance Director for the U.S. Senate campaign of Senator Charles Hagel of Nebraska. From 1992 to 1995, Ms. Roskens was an attorney with the Kutak Rock law firm in Omaha, Nebraska, specializing in commercial litigation. Ms. Roskens is the daughter of Michael B. Yanney and Gail Walling Yanney.

	    Michael Thesing, 46, has been Vice President and Chief Financial Officer of affiliates of America First Companies L.L.C. since July 1984.  In addition,
Mr. Thesing is President of America First Investment Advisors, LLC and is a
member of the Board of Managers of America First Companies L.L.C. and America
First Investment Advisors, LLC.  From January 1984 until July 1984 he was employed by various companies controlled by Mr. Yanney.  He was a certified public accountant with Coopers & Lybrand from 1977 through 1983.

	    William S. Carter, M.D., 74, is a retired physician. Dr. Carter practiced medicine for 30 years in Omaha, Nebraska, specializing in otolaryngology (disorders of the ears, nose and throat).

	    Martin A. Massengale, 67, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and a Foundation Distinguished Professor. Prior to becoming President in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska
Lincoln from 1981 until 1991 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Company, Woodmen Financial Resources, Inc., WFR Mutual
Insurance Holding Company and IBP, Inc.

	    Alan Baer, 78, is presently Chairman of Alan Baer & Associates, Inc., a management company located in Omaha, Nebraska.  He is also Chairman of Lancer
Hockey, Inc., Baer Travel Services, Wessan Telemarketing, Total Security
Systems, Inc. and several other businesses.  Mr. Baer is the former Chairman and Chief Executive Officer of the Brandeis Department Store chain which, before its acquisition, was one of the larger retailers in the Midwest.  Mr.
Baer has also owned and served on the board of directors of several banks in
Nebraska and Illinois.

   Gail Walling Yanney, 64, is a retired physician. Dr. Yanney practiced anesthesia and was most recently the Executive Director of the Clarkson Foundation until October of 1995. In addition, she was a director of FirsTier Bank, N.A., Omaha, Nebraska, prior to its merger with First Bank, N.A.. Dr. Yanney is the wife of Michael B. Yanney and the mother of Lisa Yanney Roskens.

	    Mariann Byerwalter, 40, is Vice President of Business Affairs and Chief
Financial Officer of Stanford University.  Ms. Byerwalter was Executive Vice
President of America First Eureka Holdings, Inc. ("AFEH") and EurekaBank from
1988 to January 1996.  Ms. Byerwalter was Chief Financial Officer and Chief
Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996.  She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987.  She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice
President in the bank's Corporate Planning and Development Department.  Ms.
Byerwalter currently serves on the board of directors of Schwab Funds, Look
Smart, Inc., Redwood Trust, Inc., SRI International, Stanford Management
Company and Stanford Hospital and Clinics.

Section 16(a) Beneficial Ownership Reporting Compliance.
Section 16(a) of the Securities and Exchange Act of 1934 requires the managers and executive officers of the general partner of the Registrant's general partner and persons who own more than 10% of the Registrant's BUCs to file with the Securities and Exchange Commission (the "SEC") reports of their ownership of the Registrant's BUCs. Such officers, managers and BUC holders are required by SEC regulation to furnish the Registrant with copies of all
Section 16(a) reports they file. Based solely upon review of the copies of such reports received by the Registrant and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Registrant believes that there was compliance for the year ended December 31, 2000 with all Section 16(a) filing requirements applicable to such executive officers, managers and beneficial owners of BUCs.

     Item 11. Executive Compensation. Neither the Registrant nor AFCA 2 has any managers or officers. Certain services are provided to the Registrant by managers and officers of America First Companies, L.L.C. (the general partner of AFCA 2). None of the managers or executive officers of America First Companies L.L.C. receive compensation from the Registrant and AFCA 2 receives no reimbursement from the Registrant for any portion of their salaries. Remuneration paid by the Registrant to the Registrant's general partner pursuant to the terms of its limited partnership agreement during the year ended December 31, 2000 is described in Note 7 of the Notes to the Financial Statements filed in response to Item 8 hereof.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          (a) No person is known by the Registrant to own beneficially more than 5% of the Registrant's BUCs.

          (b) Lisa Yanney Roskens owns 9,500 BUCs. No other manager or officer of America First Companies L.L.C. and no partner of AFCA 2 owns any BUCs.

          (c) There are no arrangements known to the Registrant the operation of which may, at any subsequent date, result in a change in control of the Registrant.

     Item 13. Certain Relationships and Related Transactions. The general partner of the Registrant is AFCA 2 and the sole general partner of AFCA 2 is America First Companies L.L.C..

     Except as described herein, the Registrant is not a party to any transaction or proposed transaction with AFCA 2 , America First Companies L.L.C. or with any person who is: (i) a manager or executive officer of America First Companies L.L.C. or any general partner of AFCA 2; (ii) a nominee for election as a manager of America First Companies L.L.C.; (iii) an owner of more than 5% of the BUCs; or, (iv) a member of the immediate family of any of the foregoing persons.

     During 2000, the Registrant paid or reimbursed AFCA 2 or America First Companies L.L.C. $1,042,172 for certain costs and expenses incurred in connection with the operation of the Registrant, including legal and accounting fees, investor communication costs, such as printing and mailing charges, and certain costs capitalized by the Partnership. See Note 7 to Notes to Financial Statements filed in response to Item 8 hereof for a description of these costs and expenses.

     AFCA 2 received administrative fees of $369,548 in 2000. These administrative fees are paid by the owners of the properties financed by the tax-exempt mortgage bonds held by the Partnership out of the net cash flow generated by the properties prior to the payment of contingent interest on such bonds. Since these fees are not Partnership expenses, they have not been reflected in the accompanying financial statements.

     AFCA 2 is entitled to an administrative fee from the Partnership in the event the Partnership acquires additional tax-exempt mortgage bonds or other mortgage investments and is not able to negotiate the payment of these fees by the property owners or in the event it acquires title to any of the properties securing its existing tax-exempt mortgage bonds by reason of foreclosure.
AFCA 2 received administrative fees of $1,425 from the Partnership for the year ended December 31, 2000.

     AFCA 2 earned mortgage placement fees of $442,850 in 2000, in connection with the acquisitions of the Iona Lakes Apartments, Clear Lake Colony Apartments, and Bent Tree Apartments tax-exempt mortgage bonds. The mortgage placement fees were paid by the owners of the respective apartment properties. Since such fees are not expenses of the Partnership, they have not been reflected in the accompanying financial statements.

     America First Properties Management Company, L.L.C. (the "Manager"), an affiliate of AFCA 2, was retained to provide property management services with respect to the day-to-day operation of Ashley Square, Northwoods Lake Apartments, Ashley Pointe at Eagle Crest, Shoals Crossing, Iona Lakes Apartments (beginning in April 2000), Clear Lake Colony Apartments (beginning in June 2000) and Bent Tree Apartments (beginning in December 2000). The property management agreements provide that the Manager is entitled to receive a management fee equal to a stated percentage of the gross revenues generated by the property under management. Management fees payable to the Manager range from 4% to 4.5% of gross revenues. The management fees paid to the Manager reflect market rates for such services in the areas in which these properties are located. During the year ended December 31, 2000, the Manager received property management fees of $478,179.

                                   PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a)  The following documents are filed as part of this report:

               1. Financial Statements of the Registrant. The following financial statements of the Registrant are included in response to
          Item 8 of this report:

               Independent Auditors' Reports

               Balance Sheets of the Registrant as of December 31, 2000, and December 31, 1999.

               Combined Statements of Income and Comprehensive Income of the
														 Registrant for the years ended December 31, 2000,
															December 31, 1999, and December 31, 1998.

               Combined Statements of Partners' Capital of the Registrant for
														 the years ended December 31, 2000, December 31, 1999, and
															December 31, 1998.

               Combined Statements of Cash Flows of the Registrant for the
															years ended December 31, 2000, December 31, 1999, and
															December 31, 1998.

               Notes to Combined Financial Statements of the Registrant.

               2. Financial Statement Schedules. The information required to be set forth in the financial statement schedules is shown in the Notes to Financial Statements filed in response to Item 8 hereof.

               3. Exhibits. The following exhibits are filed as required by Item 14(c) of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

                    3. Articles of Incorporation and Bylaws of America First Fiduciary Corporation Number Five (incorporated herein by reference to Form S-11 Registration Statement filed August 30, 1985, with the Securities and Exchange Commission by America First Tax Exempt Mortgage Fund Limited Partnership (Commission File No. 2-99997)).

                    4(a)	Form of Certificate of Beneficial Unit Certificate
															(incorporated herein by reference to Exhibit 4.1 to Registration
               Statement on Form S-4 (No. 333-50513) filed by the Registrant on April 17, 1998).

                    4(b)	Agreement of Limited Partnership of the Registrant
															(incorporated by reference to Form 10-K dated December 31, 1998 filed pursuant to Section 13 or 15(d) of the Securities Act of
               1934 by America First Tax Exempt Investors, L.P. (Commission
               File No. 000-24843)).

                    4(c)	Amended Agreement of Merger, dated June 12, 1998,
               between the Registrant and America First Tax Exempt Mortgage
               Fund Limited Partnership (incorporated by reference to Exhibit
               4.3 to Amendment No. 3 to Registration Statement on Form S-4
               (No. 333-50513) filed by the Registrant on September 14, 1998).

                    24.  Power of Attorney.

	                   99.  Report of Audit Committee.

          (b) The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report:

Independent Auditors' Report

To the Partners
America First Tax Exempt Investors, L.P.:

We have audited the accompanying balance sheets of America First Tax Exempt Investors, L.P. (formerly America First Tax Exempt Mortgage Fund Limited Partnership) as of December 31, 2000 and 1999, and the related statements of income and comprehensive income, partners' capital and cash flows for the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America First Tax Exempt Investors, L.P. (formerly America First Tax Exempt Mortgage Fund Limited Partnership) as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



Omaha, Nebraska                               /s/ KPMG LLP
March 27, 2001








































                                     -15-
AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
BALANCE SHEETS

                                                                                             Dec. 31, 2000       Dec. 31, 1999
                                                                                            --------------      --------------
Assets
 Cash and cash equivalents (Note 4)                                                         $    5,858,216      $    3,914,863
 Investment in tax-exempt mortgage bonds, at estimated at fair value (Notes 2E) and 5)         110,500,000          71,720,000
 Investment in other tax-exempt bonds, at fair value (Note 6)                                    3,000,000                -
 Interest receivable                                                                               948,081             627,379
 Other assets                                                                                    4,059,207           1,727,483
                                                                                            --------------      --------------
                                                                                            $  124,365,504      $   77,989,725
                                                                                            ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 7)                                                                 $      511,178     $       242,220
  Distribution payable (Note 3)                                                                  1,341,536                -
  Debt financing (Note 2E)                                                                      49,255,000           5,000,000
                                                                                            --------------      --------------
                                                                                                51,107,714           5,242,220
                                                                                            --------------      --------------
 Partners' Capital
 General Partner                                                                                     3,392               5,980
 Beneficial Unit Certificate Holders
   ($7.45 per BUC in 2000 and $7.29 in 1999)                                                    73,254,398          72,741,525
                                                                                            --------------      --------------
                                                                                                73,257,790          72,747,505
                                                                                            --------------      --------------
                                                                                            $  124,365,504      $   77,989,725
                                                                                            ==============      ==============
The accompanying notes are an integral part of the combined financial statements.









































                                     -16-

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
COMBINED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 2000       Dec. 31, 1999       Dec. 31, 1998
                                                                        --------------      --------------      --------------
Income
 Mortgage bond investment income (Note 5)                               $    7,038,731      $    5,813,261      $    5,813,579
 Other bond investment income (Note 6)                                          21,312                -                   -
 Other interest income                                                         457,139             117,733              48,761
 Contingent interest income (Note 5)                                              -                 98,497             122,099
                                                                        --------------      --------------      --------------
                                                                             7,517,182           6,029,491           5,984,439
                                                                        --------------      --------------      --------------
Expenses
 Realized loss on investment in tax-exempt mortgage bonds (Note 5)           1,100,000                -              4,000,000
 Interest expense                                                            1,442,685              87,715                -
 General and administrative expenses (Note 7)                                  965,532             872,973           1,016,385
                                                                        --------------      --------------      --------------
                                                                             3,508,217             960,688           5,016,385
                                                                        --------------      --------------      --------------
Net income                                                                   4,008,965           5,068,803             968,054
Other comprehensive income:
 Unrealized gains on securities
   Net unrealized holding gains arising during the year                      2,625,000               -                 594,000
   Plus: reclassification adjustment for losses included in net income            -                  -               4,000,000
                                                                        --------------      --------------      --------------
                                                                             2,625,000                -              4,594,000
                                                                        --------------      --------------      --------------
Net comprehensive income                                                $    6,633,965      $    5,068,803      $    5,562,054
                                                                        ==============      ==============      ==============
Net income allocated to:
 General Partner                                                        $       51,090      $       74,327      $       78,985
 BUC Holders                                                                 3,957,875           4,994,476             889,069
                                                                        --------------      --------------      --------------
                                                                        $    4,008,965      $    5,068,803      $      968,054
                                                                        ==============      ==============      ==============
Net income, basic and diluted, per BUC                                  $          .40      $          .50      $          .09
                                                                        ==============      ==============      ==============
Weighted average number of BUCs outstanding, basic and diluted               9,850,770           9,979,128           9,979,128
                                                                        ==============      ==============      ==============

The accompanying notes are an integral part of the combined financial statements.




























                                     -17-
AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENTS OF PARTNERS' CAPITAL
FROM DECEMBER 31, 1997 TO DECEMBER 31, 2000

				                                                                               Beneficial Unit
                                                            General              Certificate Holders
                                                            Partner           # of BUCs              Amount               Total
                                                    ---------------     ---------------     ---------------      --------------
Partners' Capital (excluding accumulated other
  comprehensive income)
  Balance at December 31, 1997                      $       10,473           9,979,128     $    78,092,377      $   78,102,850
  Net income                                                78,985                -                889,069             968,054
  Cash distributions paid or accrued (Note 3)              (84,032)               -             (5,388,728)         (5,472,760)
                                                    --------------      --------------     ---------------      --------------
  Balance at December 31, 1998                               5,426           9,979,128          73,592,718          73,598,144
  Net income (combined)                                     74,327                -              4,994,476           5,068,803
  Cash distributions paid or accrued (combined)
    (Note 3)                                               (73,773)               -             (4,939,669)         (5,013,442)
                                                    --------------      --------------     ---------------      --------------
  Balance at December 31, 1999                               5,980           9,979,128          73,647,525          73,653,505
                                                    --------------      --------------     ---------------      --------------
  Net income                                                51,090                -              3,957,875           4,008,965
  Cash distributions paid or accrued (Note 3)              (53,678)               -             (5,314,073)         (5,367,751)
  Purchase of BUCs                                            -               (141,200)           (755,929)           (755,929)
                                                    --------------      --------------     ---------------      --------------
  Balance at December 31, 2000                               3,392           9,837,928          71,535,398          71,538,790
                                                    --------------      --------------     ---------------      --------------
Accumulated Other Comprehensive Income
  Balance at December 31, 1997                                -                   -             (5,500,000)         (5,500,000)
  Other comprehensive income                                  -                   -              4,594,000           4,594,000
                                                    --------------      --------------     ---------------      --------------
  Balance at December 31, 1998                                -                   -               (906,000)           (906,000)
  Other comprehensive income                                  -                   -                   -                   -
                                                    --------------      --------------     ---------------      --------------
  Balance at December 31, 1999                                -                   -               (906,000)           (906,000)
  Other comprehensive income                                  -                   -              2,625,000           2,625,000
                                                    --------------      --------------     ---------------      --------------
  Balance at December 31, 2000                                -                   -              1,719,000           1,719,000
                                                    --------------      --------------     ---------------      --------------
Balance at December 31, 2000                        $        3,392           9,837,928     $    73,254,398      $   73,257,790
                                                    ==============      ==============     ===============      ==============

The accompanying notes are an integral part of the combined financial statements.






























                                     -18-
AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
COMBINED STATEMENTS OF CASH FLOWS

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 2000       Dec. 31, 1999       Dec. 31, 1998
                                                                        --------------      --------------      --------------
Cash flows from operating activities
  Net income                                                            $    4,008,965      $    5,068,803      $      968,054
    Adjustments to reconcile net income to net cash
    from operating activities
      Realized loss on investment in tax-exempt mortgage bond                1,100,000                -              4,000,000
      Decrease (increase) in interest receivable                              (320,702)           (124,145)             52,783
      Decrease (increase) in other assets                                        2,932            (141,597)             (2,985)
      Increase (decrease) in accounts payable                                  268,958             (33,964)            119,615
                                                                        --------------      --------------      --------------
    Net cash provided by operating activities                                5,060,153           4,769,097           5,137,467
                                                                        --------------      --------------      --------------
Cash flows from investing activities
  Proceeds from sale of tax-exempt mortgage bond                             7,000,000                -                   -
  Principal payment received on tax-exempt bonds                                30,000                -                   -
  Acquisition of tax-exempt mortgage bonds                                 (44,285,000)               -                   -
  Acquisition of other tax-exempt bonds                                     (3,000,000)               -                   -
  Bond issuance costs paid                                                     (15,526)           (152,988)           (266,799)
  Purchase of BUCs			                                                         (755,929)               -                   -
  Increase in other assets                                                  (2,319,130)         (1,155,008)               -
                                                                        --------------      --------------      --------------
  Net cash used in investing activities                                    (43,345,585)         (1,307,996)           (266,799)
                                                                        --------------      --------------      --------------
Cash flows from financing activities
  Distributions paid                                                        (4,026,215)         (5,467,039)         (5,472,760)
  Principal payment on debt financing                                          (30,000)               -                   -
  Proceeds from debt financing                                              44,285,000           5,000,000                -
                                                                        --------------      --------------      --------------
  Net cash provided by (used in) financing activities                       40,228,785            (467,039)         (5,472,760)
                                                                        --------------      --------------      --------------
Net increase (decrease) in cash and cash equivalents                         1,943,353           2,994,062            (602,092)
Cash and cash equivalents at beginning of year                               3,914,863             920,801           1,522,893
                                                                        --------------      --------------      --------------
Cash and cash equivalents at end of year                                $    5,858,216      $    3,914,863      $      920,801
                                                                        ==============      ==============      ==============
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                                $    1,151,045      $       74,224      $         -
                                                                        ==============      ==============      ==============

Supplemental disclosure of non-cash investing activity:

During 1999 and 1998, two and four, respectively, of the Partnership's tax-exempt mortgage bonds secured by multifamily properties were refinanced by their respective state and local housing finance authorities. In each case, the existing tax-exempt mortgage bond held by the Partnership was terminated and a new bond in the same principal amount was issued to the Partnership.
The total amount refinanced was $11,000,000 in 1999 and $53,526,000 in 1998.

Supplemental disclosure of non-cash financing activities:

As more fully described in Notes 2E), 5(9), (10) and (11), on March 28, 2000,
June 1, 2000 and December 21, 2000, the Partnership securitized $17,155,000,
$16,000,000 and $11,130,000, respectively, of tax-exempt mortgage bonds on Iona Lakes Apartments, Clear Lake Colony Apartments and Bent Tree Apartments, respectively, by depositing such bonds with a custodian. The bonds were credit enhanced and interests in substantially all of such bonds were sold to institutional investors with the Partnership acquiring residual interests therein. These arrangements have been accounted for as financing transactions.

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

                                     -19-
AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

1. Organization

America First Tax Exempt Investors, L.P. (the New Partnership) was formed on April 2, 1998 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, operating, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. The New Partnership commenced operations on February 1, 1999, when it was merged with America First Tax Exempt Mortgage Fund Limited Partnership (the Prior Partnership). The New Partnership had no operations or activities prior to its merger with the Prior Partnership and was formed, accordingly, for that sole purpose. Under the terms of the merger agreement, the New Partnership was the surviving partnership and effectively took over
the operations of the Prior Partnership as of that date.   Unit holders of the
Prior Partnership received one Beneficial Unit Certificate (BUC) of the New Partnership for each BUC they held in the Prior Partnership as of the record date. The Prior Partnership was terminated under the provisions of the Prior Partnership's Partnership Agreement. The New Partnership will terminate on December 31, 2050, unless terminated earlier under the provisions of its Partnership Agreement. The general partner of both the Prior Partnership and the New Partnership is America First Capital Associates Limited Partnership Two (AFCA 2). The New Partnership and the Prior Partnership are collectively referred to as the Partnership.

2. Summary of Significant Accounting Policies

  A)Financial Statement Presentation
    The accompanying 2000 financial statements include the accounts of the New Partnership. The accompanying 1999 financial statements include the combined accounts of the New Partnership from February 1, 1999 (the Merger
    Date), through December 31, 1999, and the accounts of the Prior Partnership from January 1, 1999 until the Merger Date. The combination of the accounts of the Prior Partnership and the New Partnership is reflected on an "as-if" pooling basis for a merger of entities under common control. Financial statements for 1998 include the accounts of the Prior Partnership.

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

  B)Investment in Tax-Exempt Mortgage Bonds and Other Tax-Exempt Bonds Investment securities are classified as held-to-maturity, available-for-sale or trading. Investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected in other comprehensive income. Subsequent increases and decreases in the net unrealized gain/loss on available-for-sale securities are reflected as adjustments to the carrying value of the portfolio and in other comprehensive income. The Partnership does not have investment securities classified as held-to-maturity or trading.

    The carrying value of the tax-exempt mortgage bonds and other tax-exempt bonds reflects the general partner's estimate of the fair value of such bonds. The carrying value of the tax-exempt mortgage bonds is periodically reviewed and adjustments are made when there are significant changes in the estimated fair value of the underlying collateral for the tax-exempt mortgage bonds.

    Mortgage bond investment income and other bond investment income is recognized as earned.








                                     -20-
AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2000

 C)Income Taxes
    No provision has been made for income taxes since the Beneficial Unit Certificate (BUC) Holders are required to report their share of the Partnership's taxable income for federal and state income tax purposes. The tax basis of the Partnership's assets and liabilities exceeded the reported amounts by $373,478 and $4,905,987 at December 31, 2000 and 1999, respectively.

  D)Cash Equivalents
    Cash equivalents include investments in federally tax-exempt securities with an original maturity of three months or less when purchased.

  E)Debt Financing
    During 1999 and 2000, the Partnership securitized $49,285,000 (of which $49,255,000 was outstanding at December 31, 2000) of its tax-exempt mortgage bond portfolio under four separate financing transactions as described below.

				The Partnership securitized $5,000,000 of its tax-exempt mortgage bonds during August 1999.  In connection with the securitization, the Partnership deposited $25,250,000 of such tax-exempt mortgage bonds into a trust (the
    Primary Trust) which issued $25,250,000 in trust certificates (the Primary
    Trust Certificates).  The Primary Trust issued and delivered to a Merrill
    Lynch affiliate $5,000,000 in Primary Trust Certificates which have a first priority claim on principal and base interest on the underlying tax-exempt mortgage bonds. The $5,000,000 in Primary Trust Certificates were placed in a secondary trust (the Secondary Trust) and credit enhanced by a Merrill
    Lynch affiliate.  The Merrill Lynch affiliate sold to institutional investors floating rate securities (the Secondary Securities) in the amount of $4,995,000.  The Partnership also pledged and transferred an additional
    $3,000,000 of Primary Trust Certificates to a Merrill Lynch affiliate to secure payment of the $5,000,000 principal amount of and accrued interest on the aforementioned Primary Trust Certificates.  The Partnership obtained ownership of the remaining Primary Trust Certificates in the principal amount of $17,250,000 and the rights to all subordinate interest paid on the related tax-exempt mortgage bonds.  The Partnership also acquired a residual interest in the Secondary Trust with a face amount of $5,000 and proceeds of the transfer of the Primary Trust Certificates to the Merrill
    Lynch affiliate in the amount of $4,995,000.  The Partnership has a call right on the Secondary Securities and upon exercise of such right may collapse the Secondary and Primary Trusts and, therefore, retains a level of control over the Secondary Securities.  The purchase price of the
    Secondary Securities is equal to the par amount plus 10% of any increase in the market price of the underlying Primary Trust Certificates.  (Also see
    Note 5 (8)).

    The Partnership also securitized tax-exempt mortgage bonds of $17,155,000 on Iona Lakes Apartments which were acquired by the Partnership on March
    28, 2000. Similar to the $5,000,000 securitization described above, the $17,155,000 of tax-exempt mortgage bonds (the Iona Bonds) were deposited with a custodian pursuant to a custody and participation agreement (the Custody Agreement). The custodian issued (i) a certificate to a Merrill Lynch affiliate evidencing a beneficial ownership interest in all outstanding principal and base interest on the Iona Bonds (the Senior Certificate) and (ii) a certificate to the Partnership evidencing a beneficial ownership interest in all contingent interest on the Iona Bonds (the Residual Certificate). The Merrill Lynch affiliate then transferred the Senior Certificate to a secondary trust (Secondary Trust) and credit enhanced such Senior Certificate. The Merrill Lynch affiliate sold to institutional investors floating rate securities (the Secondary Securities) in the amount of $17,150,000. In addition to the Residual Certificate, the Partnership acquired for $5,000 a residual interest in the Secondary Trust with a face amount of $5,000. The Partnership has a call right on the Secondary Securities and, upon exercise of such right, may collapse the Custody Agreement and the Secondary Trust and, therefore, retains a level of control over the Secondary Securities. The purchase price of the Secondary Securities is equal to the par amount plus 10% of any increase in the market value of the underlying Senior Certificates. The Partnership has also pledged $12,600,000 of its Woodbridge Apartments of Bloomington III tax-exempt mortgage bonds and $5,300,000 of Primary Trust Certificates related to the Northwoods Lake Apartments tax-exempt mortgage bonds as additional

                                     -21-
AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2000

    collateral in connection with the securitization. (Also see Notes 5(5), (8) and (9)).

    The Partnership also securitized tax-exempt mortgage bonds of $16,000,000 on Clear Lake Colony Apartments which was acquired by the Partnership on June 8, 2000 and $11,130,000 on Bent Tree Apartments which was acquired on December 21, 2000. Such securitizations are structured similar to the $17,155,000 securitization described above. Floating rate securities in the amount of $15,995,000 and $11,125,000 for Clear Lake Colony Apartments and Bent Tree Apartments, respectively, were sold to institutional investors and the Partnership acquired residual interests in trusts with a face value of $10,000 ($5,000 for each of the securitized bonds) for $10,000 ($5,000 each). The Partnership also pledged $8,976,000 of its Woodbridge Apartments of Louisville II tax-exempt mortgage bonds and $2,000,000 of Primary Trust Certificates related to the Northwoods Lake Apartments tax-exempt mortgage bonds as additional collateral in connection with the securitization of the Clear Lake Colony Apartments bonds. The Partnership also pledged $6,700,000 of its Ashley Pointe at Eagle Crest tax-exempt mortgage bonds as additional collateral in connection with the securitization of the Bent
    Tree Apartments Bonds. (Also see Notes 5(6), (7), (8), (10) and (11)).

    For financial statement purposes, the transactions described above have been accounted for as financing transactions and, in effect, provide variable-rate financing for the acquisition of new, or the securitization of existing, tax-exempt mortgage bonds. Accordingly, the $49,255,000 of tax-exempt mortgage bonds financed are required to be held in trust, the subordinated interests are classified as other assets, and, in the case of the $5,000,000 debt financing, the net cash proceeds were classified as cash and temporary cash investments. In all of the transactions, the financing debt bears interest, plus credit enhancement, servicing, trustee and related fees. Financing debt of $32,130,000 bears interest at a weekly floating bond rate which averaged approximately 5.18% for 2000, including fees. The remaining $17,125,000 of financing debt provided for interest at a weekly floating rate through June 21, 2000 at which time the Partnership elected to lock in the then current rate of 4.70% until June 20, 2001. The stated maturity date is October 2011 for the $5,000,000 of debt financing, September 2002 for the $16,000,000 of debt financing, June 2002 for the $11,130,000 of debt financing and the final stated maturity date is April 2004 for the remaining $17,125,000 of debt financing. In each case, the debt financing is subject to the respective call feature described above. The Partnership did not recognize a gain or loss in connection with any of the financing transactions.

  F)Net Income per BUC
    Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each year presented. The Partnership has no dilutive BUCs and, therefore, basic net income per BUC is the same as diluted net income per BUC.

  G)New Accounting Pronouncement
    In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
    Instruments and Hedging Activities" (SFAS 133).  This statement provides
				new accounting and reporting standards for the use of derivative
				instruments.  Adoption of this statement, as amended, is required by the
				Partnership effective January 1, 2001.  The adoption had no material impact on the financial statements.

3.  Partnership Income, Expenses and Cash Distributions

The Partnership Agreement of the New Partnership contains provisions for the distribution of Net Interest Income and Net Residual Proceeds and for the allocation of income and expenses for tax purposes among AFCA 2 and BUC Holders. Income and expenses will be allocated to each BUC Holder on a periodic basis as determined by the General Partner based on the number of BUCs held by each BUC Holder as of the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each BUC Holder of record on the last day of each distribution period based on the number of BUCs held by each BUC Holder as of such date.


                                     -22-
AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2000


Net Interest Income, as defined in the Limited Partnership Agreement, in each distribution period will be distributed 99% to the BUC Holders and 1% to AFCA 2. The portion of Net Residual Proceeds, as defined in the Limited Partnership Agreement, representing a return of principal will be distributed 100% to the BUC Holders.

Notwithstanding the foregoing, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest in an amount equal to .9% per annum of the principal amount of the mortgage bonds on a cumulative basis will be distributed 75% to the BUC Holders and 25% to AFCA 2.

Cash distributions are currently made on a quarterly basis but may be made on a monthly or semiannual basis if AFCA 2 so elects. The cash distributions included in the financial statements represent the actual cash distributions made during each year and the cash distributions accrued at the end of each year.

4. Partnership Reserve Account

The Partnership maintains a reserve account which totaled $5,751,825 at December 31, 2000. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to BUC Holders or for any other contingencies related to the ownership of the mortgage bonds and the operation of the Partnership.

In connection with the Partnership's plan to repurchase up to $1,000,000 of the Partnership's Beneficial Unit Certificates (BUCs), the Partnership utilized a portion of the reserve account to purchase and cancel, in open market transactions, 141,200 BUCs at an aggregate cost of $755,929 during 2000.

5. Investment in Tax-Exempt Mortgage Bonds

The mortgage bonds are issued by various state and local governments, their agencies and authorities to finance the construction or rehabilitation of income-producing real estate properties. However, the mortgage bonds do not constitute an obligation of any state or local government, agency or authority and no state or local government, agency or authority is liable on them, nor is the taxing power of any state or local government pledged to the payment of principal or interest on the mortgage bonds. The mortgage bonds are nonrecourse obligations of the respective owners of the properties. The sole source of the funds to pay principal and interest on the mortgage bonds is the net cash flow or the sale or refinancing proceeds from the properties. Each mortgage bond, however, is collateralized by a first mortgage on all real and personal property included in the related property and an assignment of rents.

Each of the bonds bears interest at a fixed rate and provides for the payment of additional contingent interest that is payable solely from available net cash flow generated by the financed property. The principal amount of all but one of the bonds does not amortize over its terms.

During 2000, the Partnership acquired three additional tax-exempt mortgage bonds secured by three multifamily apartment properties for a total of $44,285,000.

The Partnership classified its investment in tax-exempt mortgage bonds as available-for-sale. At December 31, 2000, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $108,781,000, $1,719,000, and $110,500,000, respectively. At
December 31 1999, the total amortized cost, gross unrealized holding losses and aggregate fair value of available-for-sale securities were $72,626,000, $906,000 and $71,720,000 respectively. The Partnership recorded other comprehensive income from unrealized gains on its investment in tax-exempt mortgage bonds of $2,625,000 in 2000 and $4,594,000 in 1998. No such unrealized gains or losses were recorded in 1999.






                                     -23-

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2000

Descriptions of the properties collateralizing the tax-exempt mortgage bonds and certain terms of such bonds owned by the Partnership during 2000 are as follows:

                                                                  Base           Principal
                                                     Maturity     Interest       Outstanding          Income Earned
  Property Name                 Location             Date         Rate           at Dec. 31, 2000     in 2000
  ------------------------      ----------------     ---------    ---------      ----------------     -------------
  Arama Apartments              Miami, FL            07/01/10          8.5% (1)  $           -        $     604,250
  Shoals Crossing               Atlanta, GA          12/01/25          7.5% (2)         4,500,000           188,157
  Woodbridge Apts. of
    Bloomington III (5)         Bloomington, IN      12/01/27          7.5% (2)        12,600,000           979,400
  Ashley Pointe at
    Eagle Crest (6)             Evansville, IN       12/01/27          7.0% (2)         6,700,000           476,819
  Woodbridge Apts. of
    Louisville II (7)           Louisville, KY       12/01/27          7.5% (2)         8,976,000           684,420
  Northwoods Lake
    Apartments (8)              Duluth, GA           09/01/25          7.5% (2)        25,250,000         2,100,312
  Ashley Square                 Des Moines, IA       12/01/25          7.5% (3)         6,500,000           469,830
  Iona Lakes Apartments (9)     Fort Myers, FL       04/01/30          6.9% (4)        17,125,000           891,059
  Clear Lake Colony
    Apartments (10)             West Palm Beach, FL  06/15/30          6.9% (4)        16,000,000           622,533
  Bent Tree Apartments (11)     Columbia, SC         12/15/30          7.1% (4)        11,130,000            21,951
                                                                                                      -------------
                                                                                                      $   7,038,731
                                                                                                      =============

 (1) In addition to the base interest rate shown, the bond bears additional contingent interest as defined in the revenue note which, when combined with the base interest, is limited to a cumulative, noncompounded amount not greater than 12% per annum. The Partnership received additional contingent interest from Arama Apartments of $75,795 in 1999 and $122,099 in 1998. No contingent interest was received in 2000. The Partnership sold its investment in this tax-exempt mortgage bond on September 11, 2000 as described below.

 (2) In addition to the base interest rates shown, the bonds bear contingent interest, as defined in each revenue note, of an additional 3.5% per annum that is payable out of 50% (100% in the case of Shoals Crossing, Ashley Pointe at Eagle Crest and Northwoods Lake Apartments) of the net cash flow generated by the respective property. The Partnership received contingent interest of $22,702 from Ashley Pointe at Eagle Crest in 1999. No contingent interest was received from any of the other mortgage bonds in 1999 nor was contingent interest received from any mortgage bonds in 2000 and 1998.

 (3) In addition to the base interest rate shown, the bond bears contingent interest, as defined in the revenue note, of an additional 3% per annum
payable out of the net cash flow generated by the property.   Past due unpaid
contingent interest compounds at a rate of 10.5% per annum. The Partnership did not receive any contingent interest during 2000, 1999 or 1998.

 (4) In addition to the base interest rate shown, the bonds bear contingent interest, as defined in the revenue note, of an additional 2.6% per annum, 1.885% per annum and 1.9% per annum for Iona Lakes Apartments, Clear Lake Colony Apartments and Bent Tree Apartments, respectively, payable out of the net cash flow generated by each such the property. Past due unpaid contingent interest compounds at a rate of 9.5% per annum, 8.785% per annum and 9% per annum for Iona Lakes Apartments, Clear Lake Colony Apartments and Bent Tree Apartments, respectively.

 (5) Tax-exempt mortgage bonds of $12,600,000, in addition to the $5,300,000 of Primary Trust Certificates described in (8) below, have been pledged as additional security to the beneficial owner of the tax-exempt mortgage bonds as described in (9) below.

 (6) Tax-exempt mortgage bonds of $6,700,000 have been pledged as additional security to the beneficial owner of the tax-exempt mortgage bonds as described in (11) below.

                                     -24-
AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2000

 (7) Tax-exempt mortgage bonds of $8,976,000, in addition to the $2,000,000 of Primary Trust Certificates described in (8) below, have been pledged as additional security to the beneficial owner of the tax-exempt mortgage bonds as described in (10) below.

 (8) Tax-exempt mortgage bonds of $25,250,000 have been deposited with a trust (the Primary Trust as described in Note 2E). In addition to the $8,000,000 of Primary Trust Certificates pledged as collateral as described in Note 2E), the Partnership also pledged Primary Trust Certificates representing a beneficial interest in $5,300,000 and $2,000,000 in principal amount of such bonds as described in (5) and (7) above, respectively.

 (9) Tax-exempt mortgage bonds of $17,155,000 secured by Iona Lakes Apartments were acquired by the Partnership on March 28, 2000. Such bonds have been deposited with a custodian as described in Note 2E). Such bonds had a remaining principal balance of $17,125,000 at December 31, 2000. Also see (5) and (8) above.

 (10) Tax-exempt mortgage bonds of $16,000,000 secured by Clear Lake Colony Apartments were acquired by the Partnership on June 8, 2000. Such bonds have been deposited with a custodian as described in Note 2E). Also see (7) and
(8) above.

 (11) Tax-exempt mortgage bonds of $11,130,000 secured by Bent Tree Apartments were acquired by the Partnership on December 21, 2000. Such bonds have been deposited with a custodian as described in Note 2E). Also see (6) above.

Reconciliation of the carrying amount of the investment in tax-exempt mortgage bonds is as follows:

                                          For the Year Ended     For the Year Ended      For the Year Ended
                                           December 31, 2000      December 31, 1999       December 31, 1998
                                          ------------------     ------------------      ------------------
  Balance at beginning of year            $       71,720,000     $       71,720,000      $       71,126,000
  Acquisitions                                    44,285,000                   -                       -
  Sale of Arama Apartments bond                   (7,000,000)                  -                       -
  Writedown of Arama Apartments bond              (1,100,000)                  -                 (4,000,000)
  Principal payments received                        (30,000)                  -                  4,594,000
  Change in unrealized gain (loss)                 2,625,000                   -                  4,594,000
                                          ------------------     ------------------      ------------------
Balance at end of year                    $      110,500,000     $       71,720,000      $       71,720,000
                                          ==================     ==================      ==================

During 1998, the Partnership determined it was not likely to recover or receive its contracted cash flows (including the repayment of principal) on its $12,100,000 investment in the Arama Apartments tax-exempt mortgage bond. Accordingly, the Partnership realized a loss of $4,000,000 and the carrying value was written down to a fair value $8,100,000 as the new carrying value. Concurrently, the unrealized holding losses related to the investment in tax-exempt mortgage bonds, which is a component of accumulated comprehensive income, was reduced by $4,000,000; therefore, the realized loss had no impact on total Partners' Capital. During the quarter ended June 30, 2000, the Partnership determined it was even less likely than in 1998 to recover or receive its contracted cash flows (including the repayment of principal) on the Arama Apartments tax-exempt mortgage bond. Accordingly, the Partnership realized an additional loss of $1,100,000 on the Arama Apartments tax-exempt mortgage bond in 2000 and the carrying value was further written down to a fair value of $7,000,000 as the new carrying value. On September 11, 2000, the Partnership sold its investment in the Arama Apartments tax-exempt mortgage bond to the obligor of such bond. Since the carrying value of such bond was also $7,000,000, the Partnership realized no additional loss on the sale.

During 1999, the tax-exempt mortgage bonds secured by Shoals Crossing and Ashley Square were reissued by the respective state and local housing finance authorities. In each case, the existing tax-exempt mortgage bond held by the Partnership was terminated and a new bond in the same principal amount was

                                     -25-
AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2000

issued to the Partnership. No gain or loss was recorded on the reissuances. The Partnership has coordinated the reissuance of the bonds with the local housing finance authorities in order to allow the bonds to continue to generate tax-exempt interest for the Partnership at interest rates that will allow debt service on the bonds to be paid from the net revenues projected to be generated by the financed properties. Prior to reissuance, each of the bonds earned base interest at the rate of 8.5% per annum and provided for additional contingent interest, when combined with base interest, could equal up to a maximum of 16% per annum. No gain or loss was recorded by the Partnership in 1999 in connection with the reissuance of the tax-exempt mortgage bonds.

6. Investment in Other Tax-Exempt Bonds

At December 31, 2000, the Partnership had an investment in other tax-exempt bonds with a principle amount of $3,000,000. Such tax-exempt bonds bear interest at the rate of 8.25% per annum and mature on December 1, 2026. The bonds are guaranteed by an affiliate of the borrower of such funds.

The Partnership classified its investment in other tax-exempt mortgage bonds as available-for sale. At December 31, 2000, the general partner estimates that the fair value of the tax-exempt bonds was $3,000,000.

7. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The capitalized costs were incurred in connection with the reissuance of tax-exempt mortgage bonds. The amounts of such expenses reimbursed to AFCA 2 or an affiliate are shown below. The amounts are presented on a cash basis and do not reflect accruals made at each year end.

                                                                                 2000                1999                1998
                                                                        --------------      --------------      --------------
Reimbursable salaries and benefits                                      $      601,180     $       506,898      $      505,023
Costs capitalized by the Partnership                                           106,888             152,988             159,070
Investor services and custodial fees                                           100,302              53,918              57,892
Professional fees and expenses                                                  70,911              83,025              60,390
Insurance                                                                       55,200              54,818              30,240
Other expenses                                                                  35,194             120,437              52,369
Report preparation and distribution                                             32,797              20,679              17,107
Registration fees                                                               17,518              22,082              24,273
Consulting and travel expenses                                                  16,512              24,375               9,250
Telephone                                                                        5,670               5,124               9,071
Merger transaction costs                                                          -                 20,819             201,651
                                                                        --------------      --------------      --------------
                                                                        $    1,042,172      $    1,065,163      $    1,126,336
                                                                        ==============      ==============      ==============

AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% of the outstanding principal balance of any tax-exempt mortgage bond or other mortgage investment, unless the owner of the property financed by such tax-exempt mortgage bond or other mortgage investment or another third party is required to pay such administrative fee. Under the terms of each of the Partnership's existing tax-exempt mortgage bonds, the property owners are obligated to pay the administrative fee to AFCA 2. Therefore, the Partnership did not pay any administrative fees to AFCA 2 related to its investment in tax-exempt mortgage bonds for the year ended December 31, 2000 or for the period in 1999 subsequent to the merger. However, for the year ended December 31, 2000, the Partnership paid to AFCA 2 $1,425 in administrative fees related to an investment in tax-exempt bonds it acquired in November 2000. The Partnership may become obligated to pay additional administrative fees to AFCA 2 in the event it acquires additional tax-exempt mortgage bonds or other mortgage investments and is not able to negotiate the payment of these fees by the property owners or in the event it acquires title to any of the properties securing its existing tax-exempt mortgage bonds by

                                     -26-
AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2000

reason of foreclosure. AFCA 2 received administrative fees of $369,548, $286,732 and $90,479 in 2000, 1999 and 1998, respectively, from the owners of properties financed by the tax-exempt mortgage bonds held by the Partnership. Since these administrative fees are not Partnership expenses, they have not been reflected in the accompanying financial statements. However, such fees are payable by the property owners prior to the payment of any contingent interest on the tax-exempt mortgage bonds secured by these properties.

Under the terms of the Prior Partnership's partnership agreement, AFCA 2 was entitled to an administrative fee equal to 0.45% of the original principal amount of the properties financed by the tax-exempt mortgage bonds, payable by the owners of such financed properties. AFCA 2 was entitled to an administrative fee from the Partnership in the event the Partnership became the equity owner of a property by reason of foreclosure. AFCA 2 was not entitled to any administrative fees from the Partnership for the period in 1999 prior to the merger or for the year ended December 31, 1998. In addition, AFCA 2 was entitled to receive approximately $359,000 in administrative fees from the Partnership for the year ended December 31, 1989. The payment of these fees, which has been deferred by AFCA 2, is contingent upon, and will be paid only out of future profits realized by the New Partnership from the disposition of any Partnership assets. This amount will be recorded as an expense by the New Partnership when it is probable that these fees will be paid.

AFCA 2 earned mortgage placement fees of $442,850 during the year ended December 31, 2000, in connection with the acquisitions of the Iona Lakes Apartments, the Clear Lake Colony Apartments, and Bent Tree Apartments tax-exempt mortgage bonds. The mortgage placement fees were paid by the owners of the respective apartment properties and, accordingly, have not been reflected in the accompanying financial statements. No such fees were earned by AFCA 2 in 1999 or 1998.

An affiliate of AFCA 2 was retained to provide property management services for Ashley Square, Northwoods Lake Apartments, Ashley Pointe at Eagle Crest Shoals Crossing, Iona Lakes Apartments (beginning in April 2000), Clear Lake Colony Apartments (beginning in June 2000) and Bent Tree Apartments (beginning in December 2000). The management fees paid to the affiliate of AFCA 2 reflect market rates for such services in the areas in which these properties are located and amounted to $478,179 in 2000, $320,368 in 1999, and $310,225 in
1998. These management fees are not Partnership expenses and, accordingly, have not been reflected in the accompanying financial statements. However, such fees are paid out of the revenues generated by these properties prior to the payment of any interest on the tax-exempt mortgage bonds held by the Partnership on these properties.

The Partnership's "other assets" include approximately $3,500,000 of taxable mortgage loans due from the owners of Iona Lakes Apartments, Clear Lake Colony Apartments and Bent Tree Apartments which collateralize the Partnership's respective tax-exempt mortgage bonds. The taxable mortgage loans bear interest ranging from 8.25% to 9.10% per annum, may be repaid at any time, and may increase for additional advances. Each such taxable mortgage loan is secured by a second mortgage on the respective property. The owners of the aforementioned properties are employees of the general partner of AFCA 2.

8.  Fair Value of Financial Instruments

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

    Cash and cash equivalents, interest receivable, other assets, accounts payable, distributions payable and debt financing: Due to their short-term nature, fair value approximates the carrying value of such assets and liabilities.

    Investment in tax-exempt mortgage bonds and investment in other tax-exempt bonds: Fair value is based on the general partner's estimate
	   of fair value.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2000

9.  Summary of Unaudited Quarterly Results of Operations

                                                             First              Second               Third              Fourth
From January 1, 2000 to December 31, 2000                  Quarter             Quarter             Quarter             Quarter
                                                    --------------      --------------      --------------      --------------
Total income                                        $    1,503,061      $    1,872,414      $    1,979,787      $    2,161,920
Total expenses                                            (299,534)         (1,736,732)(1)        (743,480)           (728,471)
                                                    --------------      --------------      --------------      --------------
Net income                                          $    1,203,527      $      135,682      $    1,236,307           1,433,449
                                                    ==============      ==============      ==============      ==============
Net income, basic and diluted, per BUC              $          .12      $          .01      $          .13      $          .14
                                                    ==============      ==============      ==============      ==============
Market Price per BUC
  High sale                                                  5-7/8               5-7/8             5-13/16              6
  Low sale                                                   4-7/8               4-7/8             4-15/16              5-1/8
                                                    ==============      ==============      ==============      ==============

                                                             First              Second               Third              Fourth
From January 1, 1999 to December 31, 1999                  Quarter             Quarter             Quarter             Quarter
                                                    --------------      --------------      --------------      --------------
Total income                                        $    1,465,268      $    1,599,952      $    1,429,460      $    1,534,811
Total expenses                                            (241,335)           (217,831)           (228,663)           (272,859)
                                                    --------------      --------------      --------------      --------------
Net income                                          $    1,223,933      $    1,382,121      $    1,200,797      $    1,261,952
                                                    ==============      ==============      ==============      ==============
Net income, basic and diluted, per BUC              $        .12        $          .14      $          .12      $          .12
                                                    ==============      ==============      ==============      ==============
Market Price per BUC (2)
  High sale                                                  6-3/4               6-1/2             6-1/2               6-1/2
  Low sale                                                   6                   6                 6                   4
                                                    ==============      ==============      ==============      ==============

(1) Includes a loss of $1,100,000 realized on the tax-exempt mortgage bond secured by Arama Apartments.

(2) The market price per BUC information includes that of the Partnership from February 1, 1999 (the Merger Date) through December 31, 1999 and that of the Prior Partnership for periods prior to the Merger Date.


The BUCs are quoted on the NASDAQ National Market System under the symbol ATAXZ. Prior to the Merger Date, the BUCs were quoted under the symbol AFTXZ. The high and low quarterly prices of the BUCs were compiled from on-line trading sources based on information provided by NASDAQ.

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

Date:  March 28, 2001

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 28, 2001         By /s/ Michael B. Yanney*
                                 Michael B. Yanney,
                                 Chairman of the Board,
                                 Chief Executive Officer
                                 and Manager

Date:  March 28, 2001         By /s/ Lisa Yanney Roskens*
                                 Lisa Yanney Roskens,
                                 President and Manager

Date:  March 28, 2001         By /s/ Michael Thesing
                                 Michael Thesing,
                                 Principal Financial Officer
                                 and Manager

Date:  March 28, 2001         By /s/ William S. Carter, M.D.*
                                 William S. Carter, M.D.,
                                 Manager

Date:  March 28, 2001         By /s/ Martin A. Massengale*
                                 Martin A. Massengale,
                                 Manager

Date:  March 28, 2001         By /s/ Alan Baer*
                                 Alan Baer,
                                 Manager

Date:  March 28, 2001         By /s/ Gail Walling Yanney*
                                 Gail Walling Yanney,
                                 Manager

Date:  March 28, 2001         By /s/ Mariann Byerwalter*
                                 Mariann Byerwalter,
                                 Manager


*By Michael Thesing,
      Attorney-in-Fact

/s/ Michael Thesing
Michael Thesing

                                  EXHIBIT 24


                               POWER OF ATTORNEY






























































                                     -30-
                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2000, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

         America First Tax Exempt Investors, L.P.
       	 America First Apartment Investors, L.P.
	        America First Real Estate Investment Partners, L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2001.


                                    							  /s/ Michael B. Yanney
                                      							Michael B. Yanney

























































                                     -31-

 																														POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as her agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2000 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

         America First Tax Exempt Investors, L.P.
       	 America First Apartment Investors, L.P.
         America First Real Estate Investment Partners, L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2001.


                              /s/ Lisa Yanney Roskens
                                  Lisa Yanney Roskens

























































                                     -32-
                              POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2000 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

         America First Tax Exempt Investors, L.P.
       		America First Apartment Investors, L.P.
				     America First Real Estate Investment Partners, L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2001.


                              /s/ William S. Carter, M.D.
                                  William S. Carter, M.D.


























































                                     -33-
                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2000, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

         America First Tax Exempt Investors, L.P.
       	 America First Apartment Investors, L.P.
         America First Real Estate Investment Partners, L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2001.


                               /s/  Martin A. Massengale
                               Martin A. Massengale


























































                                     -34-
                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2000, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

         America First Tax Exempt Investors, L.P.
       	 America First Apartment Investors, L.P.
         America First Real Estate Investment Partners, L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2001.


                                /s/ Alan Baer
                                Alan Baer


























































                                     -35-
                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as her agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2000 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

         America First Tax Exempt Investors, L.P.
       	 America First Apartment Investors, L.P.
         America First Real Estate Investment Partners, L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2001.


                                					  /s/ Gail Walling Yanney
                                							Gail Walling Yanney


























































                                     -36-
                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as her agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2000 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

         America First Tax Exempt Investors, L.P.
       	 America First Apartment Investors, L.P.
         America First Real Estate Investment Partners, L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2001.


                              /s/ Mariann Byerwalter
                                  Mariann Byerwalter

                                  EXHIBIT 99


                           REPORT OF AUDIT COMMITTEE

                           REPORT OF AUDIT COMMITTEE

The Audit Committee of America First Companies LLC ("America First"), which is the general partner of the general partner of the Partnership, is currently comprised of Martin A. Massengale, William S. Carter and Mariann Byerwalter, each of whom is an independent manager of America First. The Audit Committee operates under a written charter.

The Partnership's management, which consists of the Partnership's general partner and America First, is responsible for the preparation of the Partnership's financial statements and for maintaining an adequate system of internal controls and processes for that purpose. KPMG LLP ("KPMG") acts as the Partnership's independent auditors and they are responsible for conducting an independent audit of the Partnership's annual financial statements in accordance with generally accepted auditing standards and issuing a report on the results of their audit. The Audit Committee is responsible for providing independent, objective oversight of both of these processes.

The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2000 with management of the Partnership and with representatives of KPMG. As a result of these discussions, the Audit Committee believes that the Partnership maintains an effective system of accounting controls that allow it to prepare financial statements that fairly present the Partnership's financial position and results of its operations. Discussions with KPMG also included the matters required by Statement on Auditing Standard No. 61 (Communications with Audit Committees).

In addition, the Audit Committee reviewed the independence of KPMG. We received written disclosures and a letter from KPMG regarding its independence as required by Independent Standards Board Standards No. 1 and discussed this information with KPMG.

Based on the foregoing, the Audit Committee has recommended to the full Board of Managers that the audited financial statements of the Partnership for the year ended December 31, 2000 be included in the Partnership's annual report on Form 10-K to be filed with the Securities and Exchange Commission.


Martin A. Massengale
William S. Carter
Mariann Byerwalter