Form 10-Q
period 2001-03-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2001-05-14
CIK 1059142

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2001 or

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




































PAGE                                   i

Part I.  Financial Information
  Item 1.  Financial Statements
AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
BALANCE SHEETS

                                                                                            March 31, 2001
                                                                                             (Unaudited)         Dec. 31, 2000
                                                                                            --------------      --------------
Assets
  Cash and cash equivalents (Note 4)                                                        $   5,956,800							$    5,858,216
  Investment in tax-exempt mortgage bonds, at estimated fair value (Notes 3 and 5)            110,500,000          110,500,000
  Investment in other tax-exempt bonds, at estimated fair value (Note 6)                        3,000,000            3,000,000
  Interest receivable                                                                           1,213,893              948,081
  Other assets                                                                                  4,341,502            4,059,207
                                                                                            --------------      --------------
                                                                                            $ 125,012,195       $  124,365,504
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable (Note 7)                                                               $     671,263       $      511,178
    Distribution payable                                                                        1,343,960            1,341,536
    Debt financing (Note 3)                                                                    49,255,000           49,255,000
                                                                                            --------------      --------------
                                                                                               51,270,223           51,107,714
                                                                                            --------------      --------------
  Partners' Capital
    General Partner                                                                                 8,234                3,392
    Beneficial Unit Certificate Holders
      ($7.49 per BUC in 2001 and $7.45 in 2000)                                                73,733,738           73,254,398
                                                                                            --------------      --------------
                                                                                               73,741,972           73,257,790
                                                                                            --------------      --------------
                                                                                            $ 125,012,195       $  124,365,504
                                                                                            ==============      ==============
The accompanying notes are an integral part of the financial statements.






































PAGE                                  1
AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

                                                                                                   For the             For the
                                                                                        Three Months Ended  Three Months Ended
                                                                                            March 31, 2001      March 31, 2000
                                                                                            --------------      --------------
Income
 Mortgage bond investment income                                                            $    2,359,323      $    1,436,244
 Other bond investment income                                                                       61,875                -
 Other interest income                                                                             161,067              66,817
 Contingent interest income (Note 5)                                                                10,000                -
                                                                                            --------------      --------------
                                                                                                 2,592,265           1,503,061
Expenses
 Interest expense                                                                                  562,468              61,833
 General and administrative expenses (Note 7)                                                      201,655             237,701
                                                                                            --------------      --------------
                                                                                                   764,123             299,534
                                                                                            --------------      --------------
Net income and comprehensive income                                                         $    1,828,142      $    1,203,527
                                                                                            ==============      ==============
Net income allocated to:
 General Partner                                                                            $       20,681      $       12,035
 BUC Holders                                                                                     1,807,461           1,191,492
                                                                                            --------------      --------------
                                                                                            $    1,828,142      $    1,203,527
                                                                                            ==============      ==============
Net income, basic and diluted, per BUC                                                      $          .18      $          .12
                                                                                            ==============      ==============
Weighted average number of BUCs outstanding, basic and diluted                                   9,837,928           9,889,295
                                                                                            ==============      ==============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENT OF PARTNERS' CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(UNAUDITED)

				                                                                               Beneficial Unit
                                                            General              Certificate Holders
                                                            Partner           # of BUCs              Amount               Total
                                                     --------------     ---------------      --------------      --------------
Partners' Capital (excluding accumulated other
  comprehensive income)
  Balance at December 31, 2000                       $        3,392           9,837,928      $   71,535,398      $   71,538,790
  Net income                                                 20,681                -              1,807,461           1,828,142
  Cash distributions paid or accrued                        (15,839)               -             (1,328,121)         (1,343,960)
                                                      --------------     ---------------     --------------      --------------
                                                              8,234           9,837,928          72,014,738          72,022,972
                                                     --------------     ---------------      --------------      --------------
Accumulated Other Comprehensive Income
  Balance at December 31, 2000 and March 31, 2001              -                   -              1,719,000           1,719,000
                                                     --------------     ---------------      --------------      --------------
Balance at March 31, 2001                            $        8,234           9,837,928      $   73,733,738      $   73,741,972
                                                     ==============     ===============      ==============      ==============

The accompanying notes are an integral part of the financial statements.










PAGE                                  2

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                             For the Three       For the Three
                                                                                              Months Ended        Months Ended
                                                                                            March 31, 2001      March 31, 2000
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $    1,828,142      $    1,203,527
    Adjustments to reconcile net income to net cash
    from operating activities
      Increase in interest receivable                                                             (265,812)            (24,749)
      Decrease in other assets                                                                       7,180                 200
      Increase (decrease) in accounts payable                                                      160,085            (127,034)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                    1,729,595           1,051,944
                                                                                            --------------      --------------
Cash flows from investing activities
    Acquisition of tax-exempt mortgage bonds                                                          -            (17,155,000)
    Increase in other assets                                                                      (288,110)           (671,564)
    Purchase of BUCs                                                                                  -               (693,332)
    Bond issuance costs paid                                                                        (1,365)               -
                                                                                            --------------      --------------
    Net cash used in investing activities                                                         (289,475)        (18,519,896)
                                                                                            --------------      --------------
Cash flows from financing activities
    Proceeds from debt financing                                                                      -             17,155,000
    Distributions paid                                                                          (1,341,536)               -
                                                                                            --------------      --------------
    Net cash provided by (used in) financing activities                                         (1,341,536)         17,155,000
                                                                                            --------------      --------------
Net increase (decrease) in cash and cash equivalents                                                98,584            (312,952)
Cash and cash equivalents at beginning of period                                                 5,858,216           3,914,863
                                                                                            --------------      --------------
Cash and cash equivalents at end of period                                                  $    5,956,800      $    3,601,911
                                                                                            ==============      ==============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                  $      341,455      $       66,593
                                                                                            ==============      ==============

The accompanying notes are an integral part of the financial statements.

Supplemental disclosure of non-cash financing activity:

As more fully described in Notes 3 and 5(7), on March 28, 2000, the Partnership securitized $17,155,000 of tax-exempt mortgage bonds on Iona Lakes Apartments by depositing such bonds with a custodian. The bonds were credit enhanced and interests in substantially all of such bonds were sold to institutional investors with the Partnership acquiring a residual interest therein. This arrangement has been accounted for as a financing transaction.





















PAGE                                  3
AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001
(UNAUDITED)

1. Organization

America First Tax Exempt Investors, L.P. was formed on April 2, 1998 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, operating, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. The Partnership commenced operations on February 1, 1999. The General Partner of the Partnership is America First Capital Associates Limited Partnership Two (AFCA 2).

2. Basis of Presentation

The interim unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31,
2000. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2001, and results of operations for all periods presented have been made. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Debt Financing

As of March 31, 2001, the Partnership had securitized $49,285,000 (of which $49,255,000 was outstanding at March 31, 2001 and December 31, 2000) of its tax-exempt mortgage bond portfolio under four separate financing transactions as described below.

The Partnership securitized $5,000,000 of its tax-exempt mortgage bonds during August 1999. In connection with the securitization, the Partnership deposited $25,250,000 of such tax-exempt mortgage bonds into a trust (the Primary Trust) which issued $25,250,000 in trust certificates (the Primary Trust Certificates). The Primary Trust issued and delivered to a Merrill Lynch affiliate $5,000,000 in Primary Trust Certificates which have a first priority claim on principal and base interest on the underlying tax-exempt mortgage bonds. The $5,000,000 in Primary Trust Certificates were placed in a secondary trust (the Secondary Trust) and credit enhanced by a Merrill Lynch affiliate. The Merrill Lynch affiliate sold to institutional investors floating rate securities (the Secondary Securities) in the amount of $4,995,000. The Partnership also pledged and transferred an additional $3,000,000 of Primary Trust Certificates to a Merrill Lynch affiliate to secure payment of the $5,000,000 principal amount of and accrued interest on the aforementioned Primary Trust Certificates. The Partnership obtained ownership of the remaining Primary Trust Certificates in the principal amount of $17,250,000 and the rights to all subordinate interest paid on the related tax-exempt mortgage bonds. The Partnership also acquired a residual interest in the Secondary Trust with a face amount of $5,000 and proceeds of the transfer of the Primary Trust Certificates to the Merrill Lynch affiliate in the amount of $4,995,000. The Partnership has a call right on the Secondary Securities and upon exercise of such right may collapse the Secondary and Primary Trusts and, therefore, retains a level of control over the Secondary Securities. The purchase price of the Secondary Securities is equal to the par amount plus 10% of any increase in the market price of the underlying Primary Trust Certificates. (Also see Note 5 (7)).


PAGE                                  4
AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001
(UNAUDITED)

The Partnership also securitized tax-exempt mortgage bonds of $17,155,000 on Iona Lakes Apartments which were acquired by the Partnership on March 28, 2000. Similar to the $5,000,000 securitization described above, the $17,155,000 of tax-exempt mortgage bonds (the Iona Bonds) were deposited with a custodian pursuant to a custody and participation agreement (the Custody Agreement). The custodian issued (i) a certificate to a Merrill Lynch affiliate evidencing a beneficial ownership interest in all outstanding principal and base interest on the Iona Bonds (the Senior Certificate) and
(ii) a certificate to the Partnership evidencing a beneficial ownership interest in all contingent interest on the Iona Bonds (the Residual Certificate). The Merrill Lynch affiliate then transferred the Senior Certificate to a secondary trust (Secondary Trust) and credit enhanced such Senior Certificate. The Merrill Lynch affiliate sold to institutional investors floating rate securities (the Secondary Securities) in the amount of $17,150,000. In addition to the Residual Certificate, the Partnership acquired for $5,000 a residual interest in the Secondary Trust with a face amount of $5,000. The Partnership has a call right on the Secondary Securities and, upon exercise of such right, may collapse the Custody Agreement and the Secondary Trust and, therefore, retains a level of control over the Secondary Securities. The purchase price of the Secondary Securities is equal to the par amount plus 10% of any increase in the market value of the underlying Senior Certificates. The Partnership has also pledged $12,600,000 of its Woodbridge Apartments of Bloomington III tax-exempt mortgage bonds and $5,300,000 of Primary Trust Certificates related to the Northwoods Lake Apartments tax-exempt mortgage bonds as additional collateral in connection with the securitization. (Also see Notes 5(4), (7) and (8)).

The Partnership also securitized tax-exempt mortgage bonds of $16,000,000 on Clear Lake Colony Apartments which was acquired by the Partnership on June 8, 2000 and $11,130,000 on Bent Tree Apartments which was acquired on December 21, 2000. Such securitizations are structured similar to the $17,155,000 securitization described above. Floating rate securities in the amount of $15,995,000 and $11,125,000 for Clear Lake Colony Apartments and Bent Tree Apartments, respectively, were sold to institutional investors and the Partnership acquired residual interests in trusts with a face value of $10,000 ($5,000 for each of the securitized bonds) for $10,000 ($5,000 each). The Partnership also pledged $8,976,000 of its Woodbridge Apartments of Louisville II tax-exempt mortgage bonds and $2,000,000 of Primary Trust Certificates related to the Northwoods Lake Apartments tax-exempt mortgage bonds as additional collateral in connection with the securitization of the Clear Lake Colony Apartments bonds. The Partnership also pledged $6,700,000 of its Ashley Pointe at Eagle Crest tax-exempt mortgage bonds as additional collateral in connection with the securitization of the Bent Tree Apartments Bonds. (Also see Notes 5(5), (6), (7), (9), and (10)).

For financial statement purposes, the transactions described above have been accounted for as financing transactions and, in effect, provide variable-rate financing for the acquisition of new, or the securitization of existing, tax-exempt mortgage bonds. Accordingly, the $49,255,000 of tax-exempt mortgage bonds financed are required to be held in trust, the subordinated interests are classified as other assets, and, in the case of the $5,000,000 debt financing, the net cash proceeds were classified as cash and temporary cash investments. In all of the transactions, the financing debt bears interest, plus credit enhancement, servicing, trustee and related fees. Financing debt of $32,130,000 bears interest at a weekly floating bond rate which averaged approximately 4.22% for 2000, including fees. The remaining $17,125,000 of financing debt provided for interest at a weekly floating rate through June 21, 2000 at which time the Partnership elected to lock in the then current rate of 4.70% until June 20, 2001. The stated maturity date is October 2011 for the $5,000,000 of debt financing, September 2002 for the $16,000,000 of debt financing, June 2002 for the $11,130,000 of debt financing and the final stated maturity date is April 2004 for the remaining $17,125,000 of debt financing. In each case, the debt financing is subject to the respective call feature described above. The Partnership did not recognize a gain or loss in connection with any of the financing transactions.






PAGE                                  5
AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001
(UNAUDITED)

4. Partnership Reserve Account

The Partnership maintains a reserve account which totaled $5,664,116 at March 31, 2001.


5. Investment in Tax-Exempt Mortgage Bonds

The Partnership classified its investment in tax-exempt mortgage bonds as available-for-sale. At March 31, 2001, and December 31, 2000, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $108,781,000, $1,719,000 and $110,500,000, respectively.

Descriptions of the properties collateralizing the tax-exempt mortgage bonds and certain terms of such bonds owned by the Partnership at March 31, 2001, are as follows:

                                                                                      Base           Principal
                                                                   Maturity         Interest       Outstanding at
Property Name                             Location                   Date             Rate         March 31, 2001
---------------------------------         -----------------        --------         --------         ---------
 Shoals Crossing                          Atlanta, GA              12/01/25          7.5% (1)         4,500,000
 Woodbridge Apts. of Bloomington III (4)  Bloomington, IN          12/01/27          7.5% (1)        12,600,000
 Ashley Pointe at Eagle Crest (5)         Evansville, IN           12/01/27          7.0% (1)         6,700,000
 Woodbridge Apts. of Louisville II (6)    Louisville, KY           12/01/27          7.5% (1)         8,976,000
 Northwoods Lake Apartments (7)           Duluth, GA               09/01/25          7.5% (1)        25,250,000
 Ashley Square                            Des Moines, IA           12/01/25          7.5% (2)         6,500,000
 Iona Lakes Apartments (8)                Ft. Myers, FL            04/01/30          6.9% (3)        17,125,000
 Clear Lake Colony Apartments (9)         West Palm Beach, FL      06/15/30          6.9% (3)        16,000,000
 Bent Tree Apartments (10)                Columbia, SC             12/15/30          7.1% (3)        11,130,000


 (1) In addition to the base interest rates shown, the bonds bear contingent interest, as defined in each revenue note, of an additional 3.5% per annum that is payable out of 100% (50% in the case of Woodbridge Apartments of Bloomington III and Woodbridge Apartments of Louisville II) of the net cash flow generated by the respective property. The Partnership received contingent interest of $10,000 from Ashley Pointe at Eagle Crest during the three months ended March 31, 2001. No contingent interest was received from any of the other mortgage bonds in 2001.

 (2) In addition to the base interest rate shown, the bond bears contingent interest, as defined in the revenue note, of an additional 3% per annum payable out of the net cash flow generated by the property. Past due unpaid contingent interest compounds at a rate of 10.5% per annum. The Partnership did not receive any contingent interest during the three months ended March 31, 2001.

 (3) In addition to the base interest rate shown, the bonds bear contingent interest, as defined in the revenue note, of an additional 2.6% per annum, 1.885% per annum and 1.9% per annum for Iona Lakes Apartments, Clear Lake Colony Apartments and Bent Tree Apartments, respectively, payable out of the net cash flow generated by each such property. Past due unpaid contingent interest compounds at a rate of 9.5% per annum, 8.785% per annum and 9% per annum for Iona Lakes Apartments, Clear Lake Colony Apartments and Bent Tree Apartments, respectively.

 (4) Tax-exempt mortgage bonds of $12,600,000, in addition to the $5,300,000 of Primary Trust Certificates described in (7) below, have been pledged as additional security to the beneficial owner of the tax-exempt mortgage bonds as described in (8) below.






PAGE                                  6
AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001
(UNAUDITED)

 (5) Tax-exempt mortgage bonds of $6,700,000 have been pledged as additional security to the beneficial owner of the tax-exempt mortgage bonds as described in (10) below.

 (6) Tax-exempt mortgage bonds of $8,976,000, in addition to the $2,000,000 of Primary Trust Certificates described in (7) below, have been pledged as additional security to the beneficial owner of the tax-exempt mortgage bonds as described in (9) below.

 (7) Tax-exempt mortgage bonds of $25,250,000 have been deposited with a trust (the Primary Trust as described in Note 3). In addition to the $8,000,000 of Primary Trust Certificates pledged as collateral as described in Note 3), the Partnership also pledged Primary Trust Certificates representing a beneficial interest in $5,300,000 and $2,000,000 in principal amount of such bonds as described in (4) and (6) above, respectively.

 (8) Tax-exempt mortgage bonds of $17,155,000 secured by Iona Lakes Apartments were acquired by the Partnership on March 28, 2000. Such bonds have been deposited with a custodian as described in Note 3). Such bonds had a remaining principal balance of $17,125,000 at March 31, 2001. Also see (4) and (7) above.

 (9) Tax-exempt mortgage bonds of $16,000,000 secured by Clear Lake Colony Apartments were acquired by the Partnership on June 8, 2000. Such bonds have been deposited with a custodian as described in Note 3). Also see (6) and
(7) above.

 (10) Tax-exempt mortgage bonds of $11,130,000 secured by Bent Tree Apartments were acquired by the Partnership on December 21, 2000. Such bonds have been deposited with a custodian as described in Note 3). Also see (5) above.

6. Investment in Other Tax-Exempt Bonds

At March 31, 2001 and December 31, 2000, the Partnership had an investment in other tax-exempt bonds with a principal amount of $3,000,000. Such tax-exempt bonds bear interest at the rate of 8.25% per annum and mature on December 1, 2026. The bonds are guaranteed by an affiliate of the borrower.

The Partnership classified its investment in other tax-exempt mortgage bonds as available-for-sale. At March 31, 2001, and December 31, 2000, the general partner estimates that the fair value of the other tax-exempt bonds was $3,000,000.

7. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 2 during 2001 was $288,637. The reimbursed expenses included in this footnote are presented on a cash basis and do not reflect accruals made at quarter end which are reflected in the accompanying financial statements.

AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% of the outstanding principal balance of any tax-exempt mortgage bond or other mortgage investment, unless the owner of the property financed by such tax-exempt mortgage bond or other mortgage investment or another third party is required to pay such administrative fee. Under the terms of each of the Partnership's existing tax-exempt mortgage bonds, the property owners are obligated to pay the administrative fee to AFCA 2. For the three months ended March 31, 2001, the Partnership paid to AFCA 2 $3,375 in administrative fees related to an investment in other tax-exempt bonds it acquired in November 2000. The Partnership may become obligated to pay additional administrative fees to AFCA 2 in the event it acquires additional tax-exempt mortgage bonds or other mortgage investments and is not able to negotiate the payment of these fees by the property owners or in the event it acquires title to any of the properties securing its existing tax-exempt mortgage bonds by reason of foreclosure. AFCA 2 received administrative fees of $116,144 during the three months ended March 31, 2001 from the owners of properties financed by the tax-exempt mortgage bonds held by the Partnership. Since these administrative

PAGE                                  7
AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001
(UNAUDITED)

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

An affiliate of AFCA 2 was retained to provide property management services for Ashley Square, Northwoods Lake Apartments, Ashley Pointe at Eagle Crest, Shoals Crossing, Iona Lakes Apartments (beginning in April 2000), Clear Lake Colony Apartments (beginning in June 2000) and Bent Tree Apartments (beginning in December 2000). The management fees paid to the affiliate of AFCA 2 reflect market rates for such services in the areas in which these properties are located and totaled $147,265 during the three months ended March 31, 2001. These management fees are not Partnership expenses and, accordingly, have not been reflected in the accompanying financial statements. However, such fees are paid out of the revenues generated by these properties prior to the payment of any interest on the tax-exempt bonds held by the Partnership on these properties.

The Partnership's "other assets" include approximately $3,600,000 of taxable mortgage loans due from the owners of Iona Lakes Apartments, Clear Lake Colony Apartments and Bent Tree Apartments which collateralize the Partnership's respective tax-exempt mortgage bonds. The taxable mortgage loans bear interest ranging from 8.25% to 9.10% per annum, may be repaid at any time, and may increase for additional advances. Each such taxable mortgage loan is secured by a second mortgage on the respective property. The owners of the aforementioned properties are employees of the general partner of AFCA 2.

8.  Subsequent Event

The Partnership entered into a Standby Reimbursement Agreement guaranteeing reimbursement of sums up to $12,727,751 as part of a plan to acquire certain securities representing an interest in tax-exempt bonds secured by the Lake Forest Apartments which total $12,375,000. In connection with the Standby Reimbursement Agreement the Partnership pledged $3,900,000 of its other tax-exempt bonds (of which $900,000 was acquired on April 6, 2001) and $4,000,000 of Primary Trust Certificates related to the Northwoods Lake Apartments tax-exempt mortgage bonds as security. This Standby Reimbursement Agreement is expected to terminate on or about December 1, 2001 in connection with the issuance of tax-exempt refunding bonds secured by Lake Forest Apartments. The Partnership plans to acquire certain securities representing an interest in such tax-exempt bonds.

  Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with all of the financial statements and notes included in Item 1 of this report as well as the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

Liquidity and Capital Resources

The Partnership's primary capital resource consists of nine tax-exempt mortgage bonds which were issued to the Partnership in order to provide construction and/or permanent financing for nine multifamily housing projects. The nine multifamily projects financed at March 31, 2001 are listed in the following table:

                                                                                                       At March 31, 2001
                                                                                                 -----------------------------
                                                                                                    Number          Percentage
                                                                                Number            of Units            of Units
Property Name                                  Location                       of Units            Occupied            Occupied
-------------------------------------          ------------------       --------------      --------------      --------------
Shoals Crossing			                             Atlanta, GA                         176                 164                 93%
Ashley Square                                  Des Moines, IA                      144                 140                 97%
Northwoods Lake Apartments                     Duluth, GA                          492                 465                 95%
Woodbridge Apts. of Bloomington III            Bloomington, IN                     280                 265                 95%
Woodbridge Apts. of Louisville II              Louisville, KY                      190                 169                 89%
Iona Lakes Apartments                          Ft. Myers, FL                       350                 345                 99%
Clear Lake Colony Apartments                   West Palm Beach, FL                 316                 314                 99%
Ashley Pointe at Eagle Crest                   Evansville, IN                      150                 138                 92%
Bent Tree Apartments                           Columbia, SC                        232                 198                 85%
                                                                        --------------      --------------      --------------
                                                                                 2,330               2,198                 94%
                                                                        ==============      ==============      ==============

The aggregate carrying value of the tax-exempt mortgage bonds at March 31, 2001 was $110,500,000. The carrying value of the bonds reflects the general partner's estimate of the fair value of such bonds. The Partnership has securitized $49,255,000 of its tax-exempt mortgage bonds as described herein. As of March 31, 2001, the Partnership has pledged a total of $87,831,000 of its tax-exempt mortgage bond portfolio in connection with its securitizations.

Each of the bonds bears interest at a fixed rate and provides for the payment of additional contingent interest that is payable solely from available net cash flow generated by the financed property. The principal amounts of eight of the bonds do not amortize over their respective terms. The remaining bond requires semiannual payments of principal and interest out of operating cash flow.

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

                                                                                             For the Three       For the Three
                                                                                              Months Ended        Months Ended
                                                                                            March 31, 2001      March 31, 2000
                                                                                            --------------      --------------
Cash distributions
  Income                                                                                    $        .1350      $        .1350
                                                                                            ==============      ==============

Distributions
  Paid out of current cash flow                                                             $        .1350      $        .1210
  Paid out of prior undistributed cash flow                                                            -                 .0140
                                                                                            --------------      --------------
  Income                                                                                    $        .1350      $        .1350
                                                                                            ==============      ==============


In addition to cash generated from interest income, the Partnership may draw on its reserve to pay operating expenses or to supplement cash distributions to BUC holders. As of March 31, 2001, the amount held by the Partnership in the reserve was $5,664,116. During three months ended March 31, 2001, undistributed income totaling $484,182 was placed into reserves. Future distributions to BUC Holders will depend upon the amount of base and contingent interest received on the mortgage bonds, the size of the reserves established by the Partnership and the extent to which withdrawals are made from reserves.

The Partnership believes that cash provided by interest income from its tax-exempt bonds and other investments, supplemented, if necessary, by withdrawals from its reserve, will be adequate to meet its projected short-term and long-term liquidity requirements, including the payments of distributions to BUC Holders.

The Partnership is pursuing an investment strategy whereby it is investing in additional tax-exempt mortgage bonds and related investments and financing such acquisitions through the sale of senior interests in its tax-exempt mortgage bonds. By acquiring additional investments, AFCA 2 hopes to: (i) increase the amount of tax-exempt interest available for distribution to BUC holders, (ii) reduce risk through increased asset diversification and (iii) achieve improved economies of scale. By financing the acquisition of additional investments through the sale of senior interests in its tax-exempt bonds, the Partnership foregoes a portion of the interest it earns on its tax-exempt bonds, but reinvests the sale proceeds in instruments which are expected to generate a greater amount of interest income. To the extent the Partnership sells such senior interests and is unable to reinvest the proceeds in investments that generate interest at least as great as the interest paid on the senior interests, the amount of interest income available to the Partnership will decline. AFCA 2 is unable to estimate the amount of additional tax-exempt mortgage bonds and other investments that the Partnership may acquire and there can be no assurance that the Partnership will be able to achieve any of the goals stated above.

Asset Quality

It is the policy of the Partnership to make a periodic review of the real estate collateralizing the Partnership's tax-exempt mortgage bonds in order to assess for impairment the carrying value of the tax-exempt mortgage bonds.
The sole source of funds available for the repayment of principal of the bonds is the net proceeds from the sale or refinancing of the financed properties, except for one tax-exempt mortgage bond which requires semiannual payments of principal and interest out of operating cash flow.

Based on reviews performed during 2001 on the real estate collateralizing the Partnership's tax-exempt mortgage bonds, no indications of impairment of the tax-exempt mortgage bonds were noted.

Results of Operations

Comparison of the Three Months Ended March 31, 2001 and March 31, 2000

Mortgage bond investment income increased $923,079 (64%) from $1,436,244 for the three months ended March 31, 2000 to $2,359,323 for the three months ended March 31, 2001. The majority of such increase ($769,395) is attributable to the acquisitions of the Iona Lakes Apartments, Clear Lake Colony Apartments and Bent Tree Apartments tax-exempt mortgage bonds in March, June, and December 2000, respectively. The remaining increase of $153,684 is attributable to increases of $89,160 and $79,740 earned on the Arama Apartments and Northwoods Lake Apartments tax-exempt mortgage bonds, respectively, and a net increase of $6,059 earned on certain of the Partnership's other tax-exempt mortgage bonds. Offsetting such additions to income was a decrease of $21,275 in mortgage bond investment income on the Woodbridge Apartments of Bloomington III tax-exempt mortgage bond. Such variations are more fully described below.

During the three months ended March 31, 2001, the Partnership earned $346,285 of mortgage bond investment income on its former investment in the Arama Apartments tax-exempt mortgage bond. Such income represents the final payment of past due base interest and principal that the Partnership will receive on such bond which was sold in September 2000. During the three months ended March 31, 2000, the Partnership recorded mortgage bond investment income of $257,125 on such bond representing the full amount of base interest due for such period. Accordingly, mortgage bond investment income earned on the Arama Apartments mortgage bond increased $89,160 for the three months ended March 31, 2001, compared to the same period in 2000.

The $79,740 increase and $21,275 decrease in income earned on the Northwoods Lake and Woodbridge Apartments of Bloomington III tax-exempt mortgage bonds, respectively, are attributable to variations in the amount of past due base interest received on such mortgage bonds that was due to the Partnership prior to the reissuances in 1998. Such variations are a function of the net cash flow generated by the respective underlying property. Despite such variations in net cash flow, the Partnership earned the full amount of base interest due on each of these mortgage bonds during the three months ended March 31, 2001 and 2000.

The Partnership earned $61,875 of bond investment income during the three months ended March 31, 2001, on an investment in $3,000,000 of tax-exempt bonds acquired in November 2000. No such income was earned for the comparable period of 2000 as the Partnership did not have similar investments during such period.

Other interest income increased $94,250 for the three months ended March 31, 2001, compared to the same period in 2000. Such increase is primarily attributable to an increase in the Partnership's taxable mortgage loans which are classified as other assets on the Partnership's balance sheet.

The Partnership earned contingent interest income of $10,000 from the Ashley Point at Eagle Crest tax-exempt mortgage bond for the three months ended March 31, 2001, whereas no such income was earned for the comparable period of 2000.

During the three months ended March 31, 2001, the Partnership incurred interest expense of $562,468 on the $49,255,000 of debt financing obtained in connection with securitizing certain of its tax-exempt mortgage bonds. For the comparable period of 2000, the Partnership incurred interest expense of $61,833 on $5,000,000 of debt financing. Accordingly, interest expense increased $500,635 for the three months ended March 31, 2001, compared to the comparable period of 2000.

General and administrative expenses for the three months ended March 31, 2001 decreased $36,046 (15%) compared to the same period in 2000. Such decrease is primarily attributable to an decrease of approximately $36,000 in salaries and related expenses.

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

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership's primary market risk exposure is interest rate risk related to its investment portfolio and financing debt. There have been no significant changes in the Partnership's interest rate risk on its investment portfolio since December 31, 2000.

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

                    4(a)	Form of Certificate of Beneficial Unit Certificate
															incorporated by reference to Exhibit 4.1 to Registration
               Statement on Form S-4 (Commission File No. 333-50513) filed by the Registrant on April 17, 1998.

                    4(b)	Agreement of Limited Partnership of the Registrant
															(incorporated by reference to Form 10-K dated December 31, 1998 filed pursuant to Section 13 or 15(d) of the Securities Act of
               1934 by America First Tax Exempt Investors, L.P. (Commission
               File No. 000-24843)).

                    4(c)	Amended Agreement of Merger, dated June 12, 1998,
               between the Registrant and America First Tax Exempt Mortgage
               Fund Limited Partnership (incorporated by reference to Exhibit
               4.3 to Amendment No. 3 to Registration Statement on Form S-4 (Commission File No. 333-50513) filed by the Registrant on September 14, 1998.

          (b)  Reports on Form 8-K

               The Registrant did not file any reports on Form 8-K during the period covered by this report.
PAGE                                  12



                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 11, 2001          AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

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



















































PAGE                                  13