Form 10-Q
period 2001-06-30
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2001-08-13
CIK 1059142

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2001 or

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
BALANCE SHEETS

                                                                                            June 30, 2001
                                                                                             (Unaudited)         Dec. 31, 2000
                                                                                            --------------      --------------
Assets
  Cash and cash equivalents                                                                 $   4,575,959							$    5,858,216
  Investment in tax-exempt mortgage bonds, at estimated fair value (Notes 3 and 4)            110,455,000          110,500,000
  Investment in other tax-exempt bonds, at estimated fair value (Note 5)                        3,939,000            3,000,000
  Interest receivable                                                                           1,028,770              948,081
  Other assets                                                                                  4,870,001            4,059,207
                                                                                            --------------      --------------
                                                                                            $ 124,868,730       $  124,365,504
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable (Note 6)                                                               $     416,204       $      511,178
    Distribution payable                                                                        1,343,208            1,341,536
    Debt financing (Note 3)                                                                    49,210,000           49,255,000
                                                                                            --------------      --------------
                                                                                               50,969,412           51,107,714
                                                                                            --------------      --------------
  Partners' Capital
    General Partner                                                                                 9,417                3,392
    Beneficial Unit Certificate Holders
      ($7.51 per BUC in 2001 and $7.45 in 2000)                                                73,889,901           73,254,398
                                                                                            --------------      --------------
                                                                                               73,899,318           73,257,790
                                                                                            --------------      --------------
                                                                                            $ 124,868,730       $  124,365,504
                                                                                            ==============      ==============
The accompanying notes are an integral part of the financial statements.






































PAGE                                  1
AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

                                                    For the Three       For the Three          For the Six         For the Six
                                                     Months Ended        Months Ended         Months Ended        Months Ended
                                                    June 30, 2001       June 30, 2000        June 30, 2001       June 30, 2000
                                                    -------------       -------------       --------------      --------------
Income
 Mortgage bond investment income                    $   2,020,317       $   1,792,132       $    4,379,640      $    3,228,376
 Other bond investment income                              84,906                -                 146,781                -
 Other interest income                                    122,688              80,282              283,755             147,099
 Contingent interest income (Note 4)                        6,897                -                  16,897                -
                                                    -------------       -------------       --------------      --------------
                                                        2,234,808           1,872,414            4,827,073           3,375,475
Expenses
 Realized loss on investment in tax-exempt
   mortgage bond                                             -              1,100,000                 -              1,100,000
 Interest expense                                         566,942             340,469            1,129,410             402,302
 General and administrative expenses (Note 6)             206,312             296,263              407,967             533,964
                                                    -------------       -------------       --------------      --------------
                                                          773,254           1,736,732            1,537,377           2,036,266
                                                    -------------       -------------       --------------      --------------
Net income                                              1,461,554             135,682            3,289,696           1,339,209
Other comprehensive income:
 Unrealized gains on securities
   Net unrealized holding gains arising
   during the period                                       39,000                -                  39,000                -
                                                    -------------       -------------       --------------      --------------
Net comprehensive income                            $   1,500,554       $     135,682       $    3,328,696      $    1,339,209
                                                    =============       =============       ==============      ==============
Net income allocated to:
 General Partner                                    $      16,271       $      12,357       $       36,952      $       24,392
 BUC Holders                                            1,445,283             123,325            3,252,744           1,314,817
                                                    -------------       -------------       --------------      --------------
                                                    $   1,461,554       $     135,682       $    3,289,696      $    1,339,209
                                                    =============       =============       ==============      ==============
Net income, basic and diluted, per BUC              $         .15       $         .01       $          .33      $          .13
                                                    =============       =============       ==============      ==============
Weighted average number of BUCs outstanding,
 basic and diluted                                      9,837,928           9,837,928            9,837,928           9,863,611
                                                    =============       =============       ==============      ==============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENT OF PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(UNAUDITED)

				                                                                               Beneficial Unit
                                                            General              Certificate Holders
                                                            Partner           # of BUCs              Amount               Total
                                                     --------------     ---------------      --------------      --------------
Partners' Capital (excluding accumulated other
  comprehensive income)
  Balance at December 31, 2000                       $        3,392           9,837,928      $   71,535,398      $   71,538,790
  Net income                                                 36,952                -              3,252,744           3,289,696
  Cash distributions paid or accrued                        (30,927)               -             (2,656,241)         (2,687,168)
                                                      --------------     ---------------     --------------      --------------
                                                              9,417           9,837,928          72,131,901          72,141,318
                                                     --------------     ---------------      --------------      --------------
Accumulated Other Comprehensive Income
  Balance at December 31, 2000                                 -                   -              1,719,000           1,719,000
  Other comprehensive income                                   -                   -                 39,000              39,000
                                                     --------------      --------------     ---------------      --------------
  Balance at June 30, 2001                                     -                   -              1,758,000           1,758,000
                                                     --------------     ---------------      --------------      --------------
Balance at June 30, 2001                             $        9,417           9,837,928      $   73,889,901      $   73,899,318
                                                     ==============     ===============      ==============      ==============

The accompanying notes are an integral part of the financial statements.
PAGE                                  2

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                               For the Six         For the Six
                                                                                              Months Ended        Months Ended
                                                                                             June 30, 2001       June 30, 2000
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $    3,289,696      $    1,339,209
    Adjustments to reconcile net income to net cash
    from operating activities
      Realized loss on investment in tax-exempt mortgage bond                                         -              1,100,000
      Increase in interest receivable                                                              (80,689)           (368,187)
      Decrease in other assets                                                                     159,230                -
      Increase (decrease) in accounts payable                                                      (94,974)            170,630
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                    3,273,263           2,241,652
                                                                                            --------------      --------------
Cash flows from investing activities
    Acquisition of tax-exempt bonds                                                               (900,000)        (33,155,000)
    Increase in other assets                                                                      (968,659)         (1,588,306)
    Bond issuance costs paid                                                                        (1,365)               -
    Principal payment received on tax-exempt mortgage bonds                                         45,000                -
    Purchase of BUCs                                                                                  -               (755,929)
                                                                                            --------------      --------------
    Net cash used in investing activities                                                       (1,825,024)        (35,499,235)
                                                                                            --------------      --------------
Cash flows from financing activities
    Proceeds from debt financing                                                                      -             33,155,000
    Distributions paid                                                                          (2,685,496)         (1,343,145)
    Principal payment on debt financing                                                            (45,000)               -
                                                                                            --------------      --------------
    Net cash provided by (used in) financing activities                                         (2,730,496)         31,811,855
                                                                                            --------------      --------------
Net decrease in cash and cash equivalents                                                       (1,282,257)         (1,445,728)
Cash and cash equivalents at beginning of period                                                 5,858,216           3,914,863
                                                                                            --------------      --------------
Cash and cash equivalents at end of period                                                  $    4,575,959      $    2,469,135
                                                                                            ==============      ==============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                  $    1,159,598      $      140,248
                                                                                            ==============      ==============

Supplemental disclosure of non-cash financing activity:

As more fully described in Notes 3, 4(8) and 4(9), on March 28, 2000 and June 1, 2000, the Partnership securitized $17,155,000 and $16,000,000, respectively, of tax-exempt mortgage bonds on Iona Lakes Apartments and Clear Lake Colony Apartments, respectively, by depositing such bonds with a custodian. The bonds were credit enhanced and interests in substantially all of such bonds were sold to institutional investors with the Partnership acquiring residual interests therein. These arrangements have been accounted for as financing transactions.

The accompanying notes are an integral part of the financial statements.
















PAGE                                  3
AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001
(UNAUDITED)

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

2. Basis of Presentation

The interim unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31,
2000. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2001, and results of operations for all periods presented have been made. The results of operations for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

3. Debt Financing

As of June 30, 2001, the Partnership had securitized $49,285,000 (of which $49,210,000 was outstanding at June 30, 2001 and $49,255,000 at December 31,
2000) of its tax-exempt mortgage bond portfolio under four separate financing transactions as described below.

The Partnership securitized $5,000,000 of its tax-exempt mortgage bonds during August 1999. In connection with the securitization, the Partnership deposited $25,250,000 of such tax-exempt mortgage bonds into a trust (the Primary Trust) which issued $25,250,000 in trust certificates (the Primary Trust Certificates). The Primary Trust issued and delivered to a Merrill Lynch affiliate $5,000,000 in Primary Trust Certificates which have a first priority claim on principal and base interest on the underlying tax-exempt mortgage bonds. The $5,000,000 in Primary Trust Certificates were placed in a secondary trust (the Secondary Trust) and credit enhanced by a Merrill Lynch affiliate. The Merrill Lynch affiliate sold to institutional investors floating rate securities (the Secondary Securities) in the amount of $4,995,000. The Partnership also pledged and transferred an additional $3,000,000 of Primary Trust Certificates to a Merrill Lynch affiliate to secure payment of the $5,000,000 principal amount of and accrued interest on the aforementioned Primary Trust Certificates. The Partnership obtained ownership of the remaining Primary Trust Certificates in the principal amount of $17,250,000 and the rights to all subordinate interest paid on the related tax-exempt mortgage bonds. The Partnership also acquired a residual interest in the Secondary Trust with a face amount of $5,000 and proceeds of the transfer of the Primary Trust Certificates to the Merrill Lynch affiliate in the amount of $4,995,000. The Partnership has a call right on the Secondary Securities and upon exercise of such right may collapse the Secondary and Primary Trusts and, therefore, retains a level of control over the Secondary Securities. The purchase price of the Secondary Securities is equal to the par amount plus 10% of any increase in the market price of the underlying Primary Trust Certificates. (Also see Note 4 (7)).


PAGE                                  4
AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001
(UNAUDITED)

The Partnership also securitized tax-exempt mortgage bonds of $17,155,000 on Iona Lakes Apartments which were acquired by the Partnership on March 28, 2000. Similar to the $5,000,000 securitization described above, the $17,155,000 of tax-exempt mortgage bonds (the Iona Bonds) were deposited with a custodian pursuant to a custody and participation agreement (the Custody Agreement). The custodian issued (i) a certificate to a Merrill Lynch affiliate evidencing a beneficial ownership interest in all outstanding principal and base interest on the Iona Bonds (the Senior Certificate) and
(ii) a certificate to the Partnership evidencing a beneficial ownership interest in all contingent interest on the Iona Bonds (the Residual Certificate). The Merrill Lynch affiliate then transferred the Senior Certificate to a secondary trust (Secondary Trust) and credit enhanced such Senior Certificate. The Merrill Lynch affiliate sold to institutional investors floating rate securities (the Secondary Securities) in the amount of $17,150,000. In addition to the Residual Certificate, the Partnership acquired for $5,000 a residual interest in the Secondary Trust with a face amount of $5,000. The Partnership has a call right on the Secondary Securities and, upon exercise of such right, may collapse the Custody Agreement and the Secondary Trust and, therefore, retains a level of control over the Secondary Securities. The purchase price of the Secondary Securities is equal to the par amount plus 10% of any increase in the market value of the underlying Senior Certificates. The Partnership has also pledged $12,600,000 of its Woodbridge Apartments of Bloomington III tax-exempt mortgage bonds and $5,300,000 of Primary Trust Certificates related to the Northwoods Lake Apartments tax-exempt mortgage bonds as additional collateral in connection with the securitization. (Also see Notes 4(4), (7) and (8)).

The Partnership also securitized tax-exempt mortgage bonds of $16,000,000 on Clear Lake Colony Apartments which was acquired by the Partnership on June 8, 2000 and $11,130,000 on Bent Tree Apartments which was acquired on December 21, 2000. Such securitizations are structured similar to the $17,155,000 securitization described above. Floating rate securities in the amount of $15,995,000 and $11,125,000 for Clear Lake Colony Apartments and Bent Tree Apartments, respectively, were sold to institutional investors and the Partnership acquired residual interests in trusts with a face value of $10,000 ($5,000 for each of the securitized bonds) for $10,000 ($5,000 each). The Partnership also pledged $8,976,000 of its Woodbridge Apartments of Louisville II tax-exempt mortgage bonds and $2,000,000 of Primary Trust Certificates related to the Northwoods Lake Apartments tax-exempt mortgage bonds as additional collateral in connection with the securitization of the Clear Lake Colony Apartments bonds. The Partnership also pledged $6,700,000 of its Ashley Pointe at Eagle Crest tax-exempt mortgage bonds as additional collateral in connection with the securitization of the Bent Tree Apartments Bonds. (Also see Notes 4(5), (6), (7), (9), and (10)).

For financial statement purposes, the transactions described above have been accounted for as financing transactions and, in effect, provide variable-rate financing for the acquisition of new, or the securitization of existing, tax-exempt mortgage bonds. Accordingly, the $49,210,000 of tax-exempt mortgage bonds financed are required to be held in trust, the subordinated interests are classified as other assets, and, in the case of the $5,000,000 debt financing, the net cash proceeds were classified as cash and temporary cash investments. In all of the transactions, the financing debt bears interest, plus credit enhancement, servicing, trustee and related fees. Financing debt of $32,130,000 bears interest at a weekly floating bond rate which averaged approximately 4.25% for 2001 (4.27% for the three months ended June 30, 2001), including fees. The remaining $17,080,000 of financing debt provided for interest at a weekly floating rate through June 21, 2000 at which time the Partnership elected to lock in the then current rate of 5.39%, including fees, through June 20, 2001. Effective June 21, 2001, the financing debt again bears interest at a weekly floating bond rate similar to the other debt financing arrangements. The stated maturity date is October 2011 for the $5,000,000 of debt financing, September 2002 for the $16,000,000 of debt financing, June 2002 for the $11,130,000 of debt financing and the final stated maturity date is April 2004 for the remaining $17,080,000 of debt financing. In each case, the debt financing is subject to the respective call feature described above. The Partnership did not recognize a gain or loss in connection with any of the financing transactions.



PAGE                                  5
AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001
(UNAUDITED)


4. Investment in Tax-Exempt Mortgage Bonds

The Partnership classified its investment in tax-exempt mortgage bonds as available-for-sale. At June 30, 2001, and December 31, 2000, the total amortized cost, gross unrealized holding gains and aggregate fair value of available-for-sale securities were $108,781,000, $1,719,000 and $110,500,000, respectively.

Descriptions of the properties collateralizing the tax-exempt mortgage bonds and certain terms of such bonds owned by the Partnership at June 30, 2001, are as follows:

                                                                                      Base           Principal
                                                                   Maturity         Interest         Outstanding at
Property Name                             Location                   Date             Rate           June 30, 2001
---------------------------------         -----------------        --------         --------         --------------
 Shoals Crossing                          Atlanta, GA              12/01/25          7.5% (1)         4,500,000
 Woodbridge Apts. of Bloomington III (4)  Bloomington, IN          12/01/27          7.5% (1)        12,600,000
 Ashley Pointe at Eagle Crest (5)         Evansville, IN           12/01/27          7.0% (1)         6,700,000
 Woodbridge Apts. of Louisville II (6)    Louisville, KY           12/01/27          7.5% (1)         8,976,000
 Northwoods Lake Apartments (7)           Duluth, GA               09/01/25          7.5% (1)        25,250,000
 Ashley Square                            Des Moines, IA           12/01/25          7.5% (2)         6,500,000
 Iona Lakes Apartments (8)                Ft. Myers, FL            04/01/30          6.9% (3)        17,080,000
 Clear Lake Colony Apartments (9)         West Palm Beach, FL      06/15/30          6.9% (3)        16,000,000
 Bent Tree Apartments (10)                Columbia, SC             12/15/30          7.1% (3)        11,130,000


 (1) In addition to the base interest rates shown, the bonds bear contingent interest, as defined in each revenue note, of an additional 3.5% per annum that is payable out of 100% (50% in the case of Woodbridge Apartments of Bloomington III and Woodbridge Apartments of Louisville II) of the net cash flow generated by the respective property. The Partnership received contingent interest of $10,000 from Ashley Pointe at Eagle Crest. No contingent interest was received from any of the other mortgage bonds during the three or six months ended June 30, 2001.

 (2) In addition to the base interest rate shown, the bond bears contingent interest, as defined in the revenue note, of an additional 3% per annum payable out of the net cash flow generated by the property. Past due unpaid contingent interest compounds at a rate of 10.5% per annum. The Partnership did not receive any contingent interest during the three or six months ended June 30, 2001.

 (3) In addition to the base interest rate shown, the bonds bear contingent interest, as defined in the revenue note, of an additional 2.6% per annum, 1.885% per annum and 1.9% per annum for Iona Lakes Apartments, Clear Lake Colony Apartments and Bent Tree Apartments, respectively, payable out of the net cash flow generated by each such property. Past due unpaid contingent interest compounds at a rate of 9.5% per annum, 8.785% per annum and 9% per annum for Iona Lakes Apartments, Clear Lake Colony Apartments and Bent Tree Apartments, respectively. The Partnership received contingent interest of $6,897 from Bent Tree Apartments during the three and six months ended June 30, 2001. No contingent interest was received from any of the other mortgage bonds during the three or six months ended June 30, 2001.


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
AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001
(UNAUDITED)

 (6) Tax-exempt mortgage bonds of $8,976,000, in addition to the $2,000,000 of Primary Trust Certificates described in (7) below, have been pledged as additional security to the beneficial owner of the tax-exempt mortgage bonds as described in (9) below.

 (7) Tax-exempt mortgage bonds of $25,250,000 have been deposited with a trust (the Primary Trust as described in Note 3). In addition to the $8,000,000 of Primary Trust Certificates pledged as collateral as described in Note 3, the Partnership also pledged Primary Trust Certificates representing a beneficial interest in $5,300,000, $2,000,000 and $4,000,000 in principal amount of such bonds as described in (4) and (6) above and Note 7, respectively.

 (8) Tax-exempt mortgage bonds of $17,155,000 secured by Iona Lakes Apartments were acquired by the Partnership on March 28, 2000. Such bonds have been deposited with a custodian as described in Note 3. Such bonds had a remaining principal balance of $17,080,000 at June 30, 2001. Also see (4) and (7) above.

 (9) Tax-exempt mortgage bonds of $16,000,000 secured by Clear Lake Colony Apartments were acquired by the Partnership on June 8, 2000. Such bonds have been deposited with a custodian as described in Note 3. Also see (6) and
(7) above.

 (10) Tax-exempt mortgage bonds of $11,130,000 secured by Bent Tree Apartments were acquired by the Partnership on December 21, 2000. Such bonds have been deposited with a custodian as described in Note 3. Also see (5) above.

5. Investment in Other Tax-Exempt Bonds

At June 30, 2001 and December 31, 2000, the Partnership had an investment in other tax-exempt bonds with a principal amount of $3,900,000 and $3,000,000, respectively. Such tax-exempt bonds bear interest at the rate of 8.25% per annum and mature on December 1, 2026. The bonds are guaranteed by an affiliate of the borrower. The Partnership pledged such tax-exempt bonds as security for a standby reimbursement agreement as described in Note 7.

The Partnership classified its investment in other tax-exempt mortgage bonds as available-for-sale. At June 30, 2001, the amortized cost, gross unrealized gains and fair value of the other tax-exempt bonds was $3,900,000, $39,000, and $3,939,000, respectively. At December 31, 2000, the general partner estimated that the fair value of the other tax-exempt bonds was $3,000,000.

6. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 2 during 2001 was $547,767 ($259,130 during the three months ended June 30, 2001). The reimbursed expenses included in this footnote are presented on a cash basis and do not reflect accruals made at quarter end which are reflected in the accompanying financial statements.

AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% of the outstanding principal balance of any tax-exempt mortgage bond or other mortgage investment, unless the owner of the property financed by such tax-exempt mortgage bond or other mortgage investment or another third party is required to pay such administrative fee. Under the terms of each of the Partnership's existing tax-exempt mortgage bonds, the property owners are obligated to pay the administrative fee to AFCA 2. Therefore, the Partnership did not pay any administrative fees to AFCA 2 during 2001. However, the Partnership paid to AFCA 2 $7,665 in 2001 ($4,290 for the three months ended June 30, 2001) in administrative fees related to an investment in other tax-exempt bonds acquired in November 2000 and April 2001. The Partnership may become obligated to pay additional administrative fees to AFCA 2 in the event it acquires additional tax-exempt mortgage bonds or other mortgage investments and is not able to negotiate the payment of these fees by the property owners or in the event it acquires title to any of the properties securing its existing tax-exempt mortgage bonds by reason of foreclosure.
AFCA 2 received administrative fees of $205,857 during 2001 ($89,713 during the three months ended June 30, 2001) from the owners of properties financed

PAGE                                  7
AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001
(UNAUDITED)

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

An affiliate of AFCA 2 was retained to provide property management services for Ashley Square, Northwoods Lake Apartments, Ashley Pointe at Eagle Crest, Shoals Crossing, Iona Lakes Apartments (beginning in April 2000), Clear Lake Colony Apartments (beginning in June 2000) and Bent Tree Apartments (beginning in December 2000). The management fees paid to the affiliate of AFCA 2 reflect market rates for such services in the areas in which these properties are located and totaled $294,835 during 2001 ($147,570 for the three months ended June 30, 2001). These management fees are not Partnership expenses and, accordingly, have not been reflected in the accompanying financial statements. However, such fees are paid out of the revenues generated by these properties prior to the payment of any interest on the tax-exempt bonds held by the Partnership on these properties.

The Partnership's "other assets" include approximately $4,259,993 of taxable mortgage loans due from the owners of Iona Lakes Apartments, Clear Lake Colony Apartments, Bent Tree Apartments and Lake Forest Apartments which collateralize the Partnership's respective tax-exempt mortgage bonds (or, in the case of Lake Forest Apartments, the tax-exempt mortgage bonds the Partnership plans to acquire an interest in as described in Note 7.) The taxable mortgage loans bear interest ranging from 8.25% to 9.10% per annum, may be repaid at any time, and may increase for additional advances. Each such taxable mortgage loan is secured by a second mortgage on the respective property. The owners of the aforementioned properties are employees of the general partner of AFCA 2.

7.  Commitments and Contingencies

In May 2001, the Partnership entered into a Standby Reimbursement Agreement guaranteeing reimbursement of sums up to $12,727,751 as part of a plan to acquire certain securities representing an interest in tax-exempt mortgage bonds secured by the Lake Forest Apartments which total $12,375,000. In connection with the Standby Reimbursement Agreement the Partnership pledged its other tax-exempt bonds with a principal balance of $3,900,000 as of June 30, 2001, (of which $900,000 was acquired on April 6, 2001) and $4,000,000 of
Primary Trust Certificates related to the Northwoods Lake Apartments tax-exempt mortgage bonds as security. This Standby Reimbursement Agreement is expected to terminate on or about December 1, 2001 in connection with the issuance of tax-exempt refunding bonds secured by Lake Forest Apartments. The Partnership plans to acquire certain securities representing an interest in such tax-exempt mortgage bonds.

  Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with all of the financial statements and notes included in Item 1 of this report as well as the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

Liquidity and Capital Resources

The Partnership's primary capital resource consists of nine tax-exempt mortgage bonds which were issued to the Partnership in order to provide construction and/or permanent financing for nine multifamily housing projects. The nine multifamily projects financed at June 30, 2001 are listed in the following table:

                                                                                                        At June 30, 2001
                                                                                                 -----------------------------
                                                                                                    Number          Percentage
                                                                                Number            of Units            of Units
Property Name                                  Location                       of Units            Occupied            Occupied
-------------------------------------          ------------------       --------------      --------------      --------------
Shoals Crossing			                             Atlanta, GA                         176                 167                 95%
Ashley Square                                  Des Moines, IA                      144                 143                 99%
Northwoods Lake Apartments                     Duluth, GA                          492                 463                 94%
Woodbridge Apts. of Bloomington III            Bloomington, IN                     280                 248                 89%
Woodbridge Apts. of Louisville II              Louisville, KY                      190                 171                 90%
Iona Lakes Apartments                          Ft. Myers, FL                       350                 325                 93%
Clear Lake Colony Apartments                   West Palm Beach, FL                 316                 314                 99%
Ashley Pointe at Eagle Crest                   Evansville, IN                      150                 147                 98%
Bent Tree Apartments                           Columbia, SC                        232                 214                 92%
                                                                        --------------      --------------      --------------
                                                                                 2,330               2,192                 94%
                                                                        ==============      ==============      ==============

The aggregate carrying value of the tax-exempt mortgage bonds at June 30, 2001 was $110,455,000. The carrying value of the bonds reflects the general partner's estimate of the fair value of such bonds. As of June 30, 2001, the Partnership has pledged a total of $87,786,000 of its tax-exempt mortgage bond portfolio in connection with securitizations of its tax-exempt mortgage bonds as described herein. In addition, the Partnership pledged $4,000,000 of its tax-exempt mortgage bond portfolio in connection with a standby reimbursement agreement as more fully described below.

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

                                                                                               For the Six         For the Six
                                                                                              Months Ended        Months Ended
                                                                                             June 30, 2001       June 30, 2000
                                                                                            --------------      --------------
Cash distributions
  Income                                                                                    $        .2700      $        .1583
  Return of capital                                                                                    -                 .1117
                                                                                            --------------      --------------
  Income                                                                                    $        .2700      $        .2700
                                                                                            ==============      ==============

Distributions
  Paid out of current cash flow                                                             $        .2700      $        .2453
  Paid out of prior undistributed cash flow                                                            -                 .0247
                                                                                            --------------      --------------
  Income                                                                                    $        .2700      $        .2700
                                                                                            ==============      ==============


In addition to cash generated from interest income, the Partnership may draw on its reserve to pay operating expenses or to supplement cash distributions to BUC holders. As of June 30, 2001, the amount held by the Partnership in the reserve was $4,870,962. During the six months ended June 30, 2001, undistributed income totaling $602,528 ($118,346 for the three months ended June 30, 2001) was placed into reserves. Future distributions to BUC Holders will depend upon the amount of base and contingent interest received on the mortgage bonds, the size of the reserves established by the Partnership and the extent to which withdrawals are made from reserves.

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

In keeping with its investment strategy, in May 2001, the Partnership entered into a Standby Reimbursement Agreement guaranteeing reimbursement of sums up to $12,727,751 as part of a plan to acquire certain securities representing an interest in tax-exempt mortgage bonds secured by the Lake Forest Apartments which total $12,375,000. In connection with the Standby Reimbursement Agreement the Partnership pledged $3,900,000 of its other tax-exempt bonds (of which $900,000 was acquired on April 6, 2001) and $4,000,000 of Primary Trust Certificates related to the Northwoods Lake Apartments tax-exempt mortgage bonds as security. This Standby Reimbursement Agreement is expected to terminate on or about December 1, 2001 in connection with the issuance of tax-exempt refunding bonds secured by Lake Forest Apartments. The Partnership plans to acquire certain securities representing an interest in such tax-exempt mortgage bonds.


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

Results of Operations

Comparison of the Three Months Ended June 30, 2001 and June 30, 2000

Mortgage bond investment income increased $228,185 (13%) from $1,792,132 for the three months ended June 30, 2000 to $2,020,317 for the three months ended June 30, 2001. Approximately $403,025 of such increase is attributable to the acquisitions of the Clear Lake Colony Apartments and Bent Tree Apartments tax-exempt mortgage bonds in June and December 2000, respectively. Also contributing to the higher income were increases of $85,000 and $4,160 earned on the Northwoods Lake Apartments and Ashley Square Apartments tax-exempt mortgage bonds, respectively. Offsetting such additions to income were decreases of $257,125 from the Arama Apartments bond resulting from the sale of such bond in September 2000 and $4,633 from the Shoals Crossing tax-exempt mortgage bond and a net decrease of $2,242 in income earned on certain of the Partnership's other tax-exempt mortgage bonds.

The $85,000 increase in income earned on the Northwoods Lake Apartments tax-exempt mortgage bond is attributable to the receipt of past due base interest received during the three months ended June 30, 2001 on the mortgage bond that was due to the Partnership prior to the reissuance in 1998. The Partnership did not receive past due base interest on this mortgage bond during the comparable period of 2000. Past due base interest payments are a function of the net cash flow generated by the underlying property. Despite such variation in net cash flow, the Partnership earned the full amount of base interest due on this mortgage bond during the three months ended June 30, 2001 and 2000.

The Partnership earned $84,906 of bond investment income during the three months ended June 30, 2001, on an investment in $3,900,000 of tax-exempt bonds ($3,000,000 of which was acquired in November 2000 and $900,000 of which was acquired in April 2001). No such income was earned for the comparable period of 2000 as the Partnership did not have similar investments during such period.

Other interest income increased $42,406 for the three months ended June 30, 2001, compared to the same period in 2000. Such increase is primarily attributable to an increase in the Partnership's taxable mortgage loans which are classified as other assets on the Partnership's balance sheet.

The Partnership earned contingent interest income of $6,897 from the Bent Tree Apartments tax-exempt mortgage bond for the three months ended June 30, 2001, whereas no such income was earned on any of the Partnership's tax-exempt mortgage bonds for the comparable period of 2000.

During the three months ended June 30, 2001, the Partnership incurred interest expense of $566,942 on the $49,210,000 of debt financing obtained in connection with securitizing certain of its tax-exempt mortgage bonds. For the comparable period of 2000, the Partnership incurred interest expense of $340,469 on $38,155,000 of debt financing (of which $16,000,000 was acquired in June 2000). Accordingly, interest expense increased $226,473 for the three months ended June 30, 2001, compared to the comparable period of 2000.

General and administrative expenses for the three months ended June 30, 2001 decreased $89,951 (30%) compared to the same period in 2000. Such decrease is attributable to decreases of approximately $41,000 in servicing fees, $39,000 in salaries and related expenses and $10,000 in various other general and administrative expenses.

Comparison of the Six Months Ended June 30, 2001 and June 30, 2000

Mortgage bond investment income increased $1,151,264 (36%) from $3,228,376 for the six months ended June 30, 2000 to $4,379,640 for the six months ended June 30, 2001. Approximately $1,170,177 of such increase is attributable to the acquisitions of the Iona Lakes Apartments, Clear Lake Colony Apartments and Bent Tree Apartments tax-exempt mortgage bonds in March, June, and December 2000, respectively. Also contributing to the higher income were increases of $164,740 and $8,792 earned on the Northwoods Lake Apartments and Ashley Square tax-exempt mortgage bonds, respectively. Offsetting such additions to income were decreases of $167,965 and $21,275 on the Arama Apartments and Woodbridge Apartments of Bloomington III tax-exempt mortgage bonds, respectively (as more fully described below), and a net decrease of $3,205 in income earned on certain of the Partnership's other tax-exempt mortgage bonds.

During the six months ended June 30, 2001, the Partnership earned $346,285 of mortgage bond investment income on its former investment in the Arama Apartments tax-exempt mortgage bond. Such income represents the final payment of past due base interest and principal that the Partnership will receive on such bond which was sold in September 2000. During the six months ended June 30, 2000, the Partnership recorded mortgage bond investment income of $514,250 on such bond representing the full amount of base interest due for such period. Accordingly, mortgage bond investment income earned on the Arama Apartments mortgage bond decreased $167,965 for the six months ended June 30, 2001, compared to the same period in 2000.

The $164,740 increase and $21,275 decrease in income earned on the Northwoods Lake and Woodbridge Apartments of Bloomington III tax-exempt mortgage bonds, respectively, are attributable to variations in the amount of past due base interest received on such mortgage bonds that was due to the Partnership prior to the reissuances in 1998. Such variations are a function of the net cash flow generated by the respective underlying property. Despite such variations in net cash flow, the Partnership earned the full amount of base interest due on each of these mortgage bonds during the six months ended June 30, 2001 and 2000.

The Partnership earned $146,781 of bond investment income during the six months ended June 30, 2001, on an investment in $3,900,000 of tax-exempt bonds of which $3,000,000 was acquired in November 2000 and $900,000 of which was acquired in April 2001. No such income was earned for the comparable period of 2000 as the Partnership did not have similar investments during such period.

Other interest income increased $136,656 for the six months ended June 30, 2001, compared to the same period in 2000. Such increase is primarily attributable to an increase in the Partnership's taxable mortgage loans which are classified as other assets on the Partnership's balance sheet.

The Partnership earned contingent interest income of $16,897 ($10,000 and $6,897 from the Ashley Point at Eagle Crest and Bent Tree Apartments tax-exempt mortgage bonds, respectively, for the six months ended June 30, 2001, whereas no such income was earned on any of the Partnership's tax-exempt mortgage bonds for the comparable period of 2000.

During the six months ended June 30, 2001, the Partnership incurred interest expense of $1,129,410 on the $49,210,000 of debt financing obtained in connection with securitizing certain of its tax-exempt mortgage bonds. For the comparable period of 2000, the Partnership incurred interest expense of $402,302 on $38,155,000 of debt financing (of which $17,155,000 and
$16,000,000 were acquired in March and June of 2000, respectively. Accordingly, interest expense increased $727,108 for the six months ended June 30, 2001, compared to the comparable period of 2000.

General and administrative expenses for the six months ended June 30, 2001 decreased $125,997 (24%) compared to the same period in 2000. Such decrease is primarily attributable to decreases of approximately $75,000 in salaries and related expenses, $40,000 in servicing fees and $11,000 in various other general and administrative expenses.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standards (FAS) No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" which provide guidance on how entities are to account for business combinations and for the goodwill and other intangible assets that arise from those combinations or are acquired otherwise. These standards are effective for the Partnership on January 1, 2002. The Partnership presently has no goodwill recorded and, as a result, the adoption of the new pronouncements is not expected to have a significant impact on the financial statements.

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

          (b)  Reports on Form 8-K

               The following report on Form 8-K was filed during the period covered by this report:

														 	Date of Report    Item Reported    Financial Statements Filed
                --------------    -------------    --------------------------
                April 25, 2001    Other Events     No

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 10, 2001       AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

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