Form 10-Q
period 2001-09-30
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2001-11-14
CIK 1059142

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

X Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2001
OR

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
STATEMENT OF PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(UNAUDITED)

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Nine Months Ended Sept. 30, 2001	For the Nine Months Ended Sept. 30, 2000
Cash flows from operating activities		
Net income	$ 4,921,344	$ 2,575,516
Adjustments to reconcile net income to net cash from operating activities		
Realized loss on investment in tax-exempt mortgage bond	-	1,100,000
Increase in interest receivable	(387,392)	(590,142)
Decrease in other assets	4,856	4,856
Increase in accounts payable	35,577	483,103
Net cash provided by operating activities	4,574,385	3,573,333
Cash flows from investing activities		
Acquisition of tax-exempt bonds	(900,000)	(33,155,000)
Increase in other assets	(828,657)	(1,762,920)
Principal payment received on tax-exempt mortgage bonds	45,000	-
Purchase of BUCs	-	(755,929)
Net cash used in investing activities	(1,683,657)	(35,673,849)
Cash flows from financing activities		
Distributions paid	(4,028,703)	(2,684,680)
Principal payment on debt financing	(45,000)	-
Proceeds from debt financing	-	33,155,000
Proceeds from sale of tax-exempt mortgage bond	-	7,000,000
Net cash provided by (used in) financing activities	0	40,155,000
Net increase (decrease) in cash and cash equivalents	2,890,728	8,054,484
Cash and cash equivalents at beginning of period	5,858,216	3,914,863
Cash and cash equivalents at end of period	$ 8,748,944	$ 11,969,347
Supplemental disclosure of cash flow information:		
Cash paid during the period for interest	$ 1,435,302	$ 408,285

Supplemental disclosure of non-cash financing activity:

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

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
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

2. Basis of Presentation

The interim unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2001, and results of operations for all periods presented have been made. The results of operations for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Debt Financing

4. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 2 during 2001 was $691,832 ($144,065 during the three months ended September 30, 2001). The reimbursed expenses included in this footnote are presented on a cash basis and do not reflect accruals made at quarter end which are reflected in the accompanying financial statements.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(UNAUDITED)

AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% of the outstanding principal balance of any tax-exempt mortgage bond or other mortgage investment, unless the owner of the property financed by such tax-exempt mortgage bond or other mortgage investment or another third party is required to pay such administrative fee. Under the terms of each of the Partnership's existing tax-exempt mortgage bonds, the property owners are obligated to pay the administrative fee to AFCA 2. Therefore, the Partnership did not pay any administrative fees to AFCA 2 during 2001. However, the Partnership paid to AFCA 2 $13,478 in 2001 ($4,388 for the three months ended September 30, 2001) in administrative fees related to an investment in other tax-exempt bonds acquired in November 2000 and April 2001. The Partnership may become obligated to pay additional administrative fees to AFCA 2 in the event it acquires additional tax-exempt mortgage bonds or other mortgage investments and is not able to negotiate the payment of these fees by the property owners or in the event it acquires title to any of the properties securing its existing tax-exempt mortgage bonds by reason of foreclosure. AFCA 2 received administrative fees of $311,636 during 2001 ($105,779 during the three months ended September 30, 2001) from the owners of properties financed by the tax-exempt mortgage bonds held by the Partnership. Since these administrative fees are not Partnership expenses, they have not been reflected in the accompanying financial statements. However, such fees are payable by the property owners prior to the payment of any contingent interest on the tax-exempt mortgage bonds secured by these properties.

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

An affiliate of AFCA 2 was retained to provide property management services for Ashley Square, Northwoods Lake Apartments, Ashley Pointe at Eagle Crest, Shoals Crossing, Iona Lakes Apartments, Clear Lake Colony Apartments and Bent Tree Apartments. The management fees paid to the affiliate of AFCA 2 reflect market rates for such services in the areas in which these properties are located and totaled $440,882 during 2001 ($146,047 for the three months ended September 30, 2001). These management fees are not Partnership expenses and, accordingly, have not been reflected in the accompanying financial statements. However, such fees are paid out of the revenues generated by these properties prior to the payment of any interest on the tax-exempt bonds held by the Partnership on these properties.

The Partnership's "other assets" include approximately $4,297,752, ($3,291,334 at December 31, 2000), of taxable mortgage loans due from the owners of Iona Lakes Apartments, Clear Lake Colony Apartments, Bent Tree Apartments and Lake Forest Apartments which collateralize the Partnership's respective tax-exempt mortgage bonds (or, in the case of Lake Forest Apartments, the tax-exempt mortgage bonds the Partnership plans to acquire an interest in as described in Note 5.) The taxable mortgage loans bear interest ranging from 8.25% to 9.10% per annum, may be repaid at any time, and may increase for additional advances. Each such taxable mortgage loan is secured by a second mortgage on the respective property. The owners of the aforementioned properties are employees of the general partner of AFCA 2.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(UNAUDITED)

5. Commitments and Contingencies

In May 2001, the Partnership entered into a Standby Reimbursement Agreement guaranteeing reimbursement of sums up to $12,727,751 as part of a plan to acquire certain securities representing an interest in tax-exempt mortgage bonds secured by the Lake Forest Apartments which total $12,375,000. In connection with the Standby Reimbursement Agreement the Partnership pledged its other tax-exempt bonds with a principal balance of $3,900,000 as of September 30, 2001, (of which $900,000 was acquired on April 6, 2001) and $4,000,000 of Primary Trust Certificates related to certain tax-exempt mortgage bonds as security. This Standby Reimbursement Agreement is expected to terminate on or about December 1, 2001 in connection with the issuance of tax-exempt refunding bonds secured by Lake Forest Apartments. The Partnership plans to acquire certain securities representing an interest in such tax-exempt mortgage bonds upon their issuance.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS

The following discussion should be read in conjunction with all of the financial statements and notes included in Item 1 of this report as well as the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

Liquidity and Capital Resources

The Partnership's primary capital resource consists of nine tax-exempt mortgage bonds which were issued to the Partnership in order to provide construction and/or permanent financing for nine multifamily housing projects. The nine multifamily projects financed at September 30, 2001 are listed in the following table:

The aggregate carrying value of the tax-exempt mortgage bonds at September 30, 2001 was $110,455,000. The carrying value of the bonds reflects the general partner's estimate of the fair value of such bonds. As of September 30, 2001, the Partnership has pledged a total of $87,786,000 of its tax-exempt mortgage bond portfolio in connection with securitizations of its tax-exempt mortgage bonds as described herein. In addition, the Partnership pledged $4,000,000 of its tax-exempt mortgage bond portfolio in connection with a standby reimbursement agreement as more fully described below.

Each of the bonds bears interest at a fixed rate and provides for the payment of additional contingent interest that is payable solely from available net cash flow generated by the financed property. The principal amounts of eight of the bonds do not amortize over their respective terms. The remaining bond (Iona Lakes Apartments) requires semiannual payments of principal and interest out of operating cash flow.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Tax-exempt interest earned on the mortgage bonds represents the Partnership's principal source of cash flow. The Partnership also earns tax-exempt interest and taxable interest on certain other investments. The Partnership's principal uses of cash are the payment of interest on debt financing, operating expenses and distributions to BUC holders. The following table sets forth information relating to cash distributions paid to BUC holders for the periods shown:

In addition to cash generated from interest income, the Partnership may draw on its reserve to pay operating expenses or to supplement cash distributions to BUC holders. As of September 30, 2001, the amount held by the Partnership in the reserve was $5,158,522. During the nine months ended September 30, 2001, undistributed income totaling $892,640 ($290,112 for the three months ended September 30, 2001) was placed into reserves. Future distributions to BUC holders will depend upon the amount of base and contingent interest received on the mortgage bonds, the size of the reserves established by the Partnership and the extent to which withdrawals are made from reserves.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

In keeping with its investment strategy, in May 2001, the Partnership entered into a Standby Reimbursement Agreement guaranteeing reimbursement of sums up to $12,727,751 as part of a plan to acquire certain securities representing an interest in tax-exempt mortgage bonds secured by the Lake Forest Apartments which total $12,375,000. In connection with the Standby Reimbursement Agreement the Partnership pledged $3,900,000 of its other tax-exempt bonds (of which $900,000 was acquired on April 6, 2001) and $4,000,000 of Primary Trust Certificates related to the Northwoods Lake Apartments tax-exempt mortgage bonds as security. This Standby Reimbursement Agreement is expected to terminate on or about December 1, 2001 in connection with the issuance of tax-exempt refunding bonds secured by Lake Forest Apartments. The Partnership plans to acquire certain securities representing an interest in such tax-exempt mortgage bonds upon their issuance.

The terrorist attacks which occurred in New York City and Washington, D.C. on September 11, 2001, and the subsequent military actions taken by the United States and its allies in response, have caused significant uncertainty in the global financial markets. While the short-term and long-term effects of these events and their potential consequences are uncertain, they could have a material adverse effect on general economic conditions, consumer confidence and market liquidity. Among other things, it is possible that short-term interest rates may be affected by these events. If short-term interest rates increase rapidly, it may cause our borrowing costs to increase in excess of the interest rates we earn on our tax-exempt bonds. If that were to happen, our earnings would be negatively affected. In addition, fair market values of our tax-exempt bonds could decrease as a result of adverse economic conditions, changes in interest rates and other factors, all of which could be affected by the events of September 11, 2001 and their aftermath.

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

Based on reviews performed during 2001 on the real estate collateralizing the Partnership's tax-exempt mortgage bonds, there are no indications of impairment of the tax-exempt mortgage bonds.

Results of Operations

Comparison of the Three Months Ended September 30, 2001 and September 30, 2000

Mortgage bond investment income increased $165,062 (9%) from $1,864,271 for the three months ended September 30, 2000 to $2,029,333 for the three months ended September 30, 2001. Approximately $197,557 of such increase is attributable to the acquisition of the Bent Tree Apartments tax-exempt mortgage bonds in December 2000. Offsetting such additions to income were decreases of $15,000 from the Northwoods Lake Apartments tax-exempt mortgage bond, $8,941 from the Shoals Crossing tax-exempt mortgage bond, $4,582 from the Iona Lakes Apartments tax-exempt mortgage bond and $3,972 from the Ashley Square tax-exempt mortgage bond.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

The $15,000 decrease in income earned on the Northwoods Lake Apartments tax-exempt mortgage bond is attributable to a decrease in the receipt of past due base interest received during the three months ended September 30, 2001 on the mortgage bond that was due to the Partnership prior to the reissuance in 1998. The Partnership received $100,000 of past due base interest on this mortgage bond during the comparable period of 2000 as compared to $85,000 during the three months ended September 30, 2001. Past due base interest payments are a function of the net cash flow generated by the underlying property. Despite such variation in the property's net cash flow, the Partnership earned the full amount of base interest due on this mortgage bond during the three months ended September 30, 2001 and 2000.

The Partnership earned $80,438 of bond investment income during the three months ended September 30, 2001, on an investment in $3,900,000 of tax-exempt bonds ($3,000,000 of which was acquired in November 2000 and $900,000 of which was acquired in April 2001). No such income was earned for the comparable period of 2000 as the Partnership did not have similar investments during such period.

Other interest income increased $6,528 (6%) for the three months ended September 30, 2001, compared to the same period in 2000. Such increase is primarily attributable to an increase in the Partnership's taxable mortgage loans which are classified as other assets on the Partnership's balance sheet.

During the three months ended September 30, 2001, the Partnership incurred interest expense of $409,860 on the $49,210,000 of debt financing obtained in connection with securitizing certain of its tax-exempt mortgage bonds. For the comparable period of 2000, the Partnership incurred interest expense of $509,823 on $38,155,000 of debt financing. Accordingly, interest expense decreased $99,963 (20%) for the three months ended September 30, 2001, compared to the comparable period of 2000. This decrease is attributable to the decline in short term tax-exempt interest rates from 2000 to 2001. Such rates averaged 3.31% for the three months ended September 30, 2001 compared to 4.50% for the comparable period of 2000.

General and administrative expenses for the three months ended September 30, 2001 decreased $43,350 (19%) compared to the same period in 2000. Such decrease is attributable to decreases of approximately $25,000 in salaries and related expense, $15,000 in filing fees and $3,000 in various other general and administrative expenses.

Comparison of the Nine Months Ended September 30, 2001 and September 30, 2000

Mortgage bond investment income increased $1,316,326 (26%) from $5,092,647 for the nine months ended September 30, 2000 to $6,408,973 for the nine months ended September 30, 2001. Approximately $1,363,152 of such increase is attributable to the acquisitions of the Iona Lakes Apartments, Clear Lake Colony Apartments and Bent Tree Apartments tax-exempt mortgage bonds in March, June, and December 2000, respectively. Also contributing to the higher income were increases of $149,740 and $4,821 earned on the Northwoods Lake Apartments and Ashley Square tax-exempt mortgage bonds, respectively. Offsetting such additions to income were decreases of $167,965, $21,275 and $8,974 on the Arama Apartments, Woodbridge Apartments of Bloomington III, and Shoals Crossing tax-exempt mortgage bonds, respectively, and a net decrease of $3,173 in income earned on certain of the Partnership's other tax-exempt mortgage bonds.

The $149,740 increase and $21,275 decrease in income earned on the Northwoods Lake and Woodbridge Apartments of Bloomington III tax-exempt mortgage bonds, respectively, are attributable to variations in the amount of past due base interest received on such mortgage bonds that was due to the Partnership prior to the reissuances in 1998. Such variations are a function of the net cash flow generated by the respective underlying property. Despite such variations in net cash flow, the Partnership earned the full amount of base interest due on each of these mortgage bonds during the nine months ended September 30, 2001 and 2000.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

During the nine months ended September 30, 2001, the Partnership earned $346,285 of mortgage bond investment income on its former investment in the Arama Apartments tax-exempt mortgage bond. Such income represents the final payment of past due base interest and principal that the Partnership will receive on such bond which was sold in September 2000. During the nine months ended September 30, 2000, the Partnership recorded mortgage bond investment income of $514,250 on such bond. Accordingly, mortgage bond investment income earned on the Arama Apartments mortgage bond decreased $167,965 for the nine months ended September 30, 2001, compared to the same period in 2000.

The Partnership earned $227,219 of bond investment income during the nine months ended September 30, 2001, on an investment in $3,900,000 of tax-exempt bonds of which $3,000,000 was acquired in November 2000 and $900,000 of which was acquired in April 2001. No such income was earned for the comparable period of 2000 as the Partnership did not have similar investments during such period.

Other interest income increased $143,184 (55%) for the nine months ended September 30, 2001, compared to the same period in 2000. Such increase is primarily attributable to an increase in the Partnership's taxable mortgage loans which are classified as other assets on the Partnership's balance sheet.

The Partnership earned contingent interest income of $16,897 ($10,000 and $6,897 from the Ashley Point at Eagle Crest and Bent Tree Apartments tax-exempt mortgage bonds, respectively,) for the nine months ended September 30, 2001, whereas no such income was earned on any of the Partnership's tax-exempt mortgage bonds for the comparable period of 2000.

For the nine months ended September 30, 2000, the Partnership recorded a realized loss on its Arama Apartments tax-exempt mortgage bond. No such loss was recorded in the comparable period in 2001 as no investments were sold or deemed to have an other than temporary decline in estimated fair value.

During the nine months ended September 30, 2001, the Partnership incurred interest expense of $1,539,270 on the $49,210,000 of debt financing obtained in connection with securitizing certain of its tax-exempt mortgage bonds. For the comparable period of 2000, the Partnership incurred interest expense of $912,125 on $38,155,000 of debt financing (of which $17,155,000 and $16,000,000 were acquired in March and June of 2000, respectively). Accordingly, interest expense increased $627,145 (69%) for the nine months ended September 30, 2001, compared to the comparable period of 2000. Such rates averaged 4.18% for the nine months ended September 30, 2001 compared to 4.38% for the comparable period of 2000.

General and administrative expenses for the nine months ended September 30, 2001 decreased $169,347 (22%) compared to the same period in 2000. Such decrease is primarily attributable to decreases of approximately $101,000 in salaries and related expenses, $39,000 in servicing fees, $17,000 in filing fees and $12,000 in various other general and administrative expenses.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment of Long-Lived Assets", which provides guidance on the accounting of long-lived assets to be held and used or to be disposed of and the reporting of discontinued operations. The adoption of this standard, which is effective for the Partnership on January 1, 2002, is not expected to have a significant impact on the financial statements of the Partnership.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Partnership's primary market risk exposure is interest rate risk related to its investment portfolio and financing debt. There have been no significant changes in the Partnership's interest rate risk on its investment portfolio or financing debt since December 31, 2000.

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
File No. 2-99997)).

4(a) Form of Certificate of Beneficial Unit Certificate
(incorporated by reference to Exhibit 4.1 to Registration
Statement on Form S-4 (Commission File No. 333-50513) filed by the Registrant on April 17, 1998).

4(b) Agreement of Limited Partnership of the Registrant
(incorporated by reference to Form 10-K dated December 31, 1998 filed pursuant to Section 13 or 15(d) of the Securities Act of
1934 by America First Tax Exempt Investors, L.P. (Commission
File No. 000-24843)).

4(c) Amended Agreement of Merger, dated June 12, 1998,
between the Registrant and America First Tax Exempt Mortgage
Fund Limited Partnership (incorporated by reference to Exhibit
4.3 to Amendment No. 3 to Registration Statement on Form S-4
(Commission File No. 333-50513) filed by the Registrant on
September 14, 1998).

(b) Reports on Form 8-K

The Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2001

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

By America First Capital
Associates Limited
Partnership Two, General
Partner of the Registrant

By America First Companies L.L.C.,
General Partner of America First
Capital Associates Limited
Partnership Two

By /s/ Michael Thesing
Michael Thesing
Vice President
and Principal Financial Officer