Form 10-K
period 2001-12-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2002-03-22
CIK 1059142

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
FOR THE YEAR ENDED DECEMBER 31, 2001
Printable Version
FORM 10-K

FORM 10-K
UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2001

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

Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's BUCs held by non-affiliates of the registrant on March 8, 2002, based on the final sales price per BUC as reported in the Wall Street Journal on March 7, 2002, was $75,095,805.

DOCUMENTS INCORPORATED BY REFERENCE

None

-i-

TABLE OF CONTENTS

PART I

Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Partnership's Common Equity and
Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements With Accountants on Accounting
and Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Partnership
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and
Management
Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
Form 8-K

SIGNATURES

-ii-

PART I

Item 1. Business.

America First Tax Exempt Investors, L.P. (the "Partnership") was formed on April 2, 1998 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. The Partnership's business objectives are to: (i) preserve and protect its capital; (ii) provide regular cash distributions to investors; and, (iii) provide a potential for an enhanced federally tax-exempt yield as a result of a participation interest in the net cash flow and net capital appreciation of the real estate financed by the tax-exempt mortgage bonds held by the Partnership. The General Partner of the Partnership is America First Capital Associates Limited Partnership Two ("AFCA 2").

On February 1, 1999, the Partnership merged with America First Tax Exempt Mortgage Fund Limited Partnership (the "Prior Partnership"). Under the terms of the merger agreement, the Partnership was the surviving partnership and effectively took over the operations of the Prior Partnership. The Partnership had no operations or activities prior to its merger with the Prior Partnership. As a result of the Merger, the separate existence of the Prior Partnership terminated and the Partnership assumed all the assets and liabilities of the Prior Partnership. Each BUC ("Beneficial Unit Certificate") holder of the Prior Partnership received one BUC of the Partnership for each BUC held in the Prior Partnership. The General Partner of the Prior Partnership was AFCA 2 and, accordingly, the Merger did not result in a change in control. The Partnership has additional authority to reconfigure its assets and sell interests therein, to issue additional BUCs and to invest the proceeds of such asset sales and BUC issuances in additional tax-exempt bonds secured by multifamily housing properties.

The Partnership is classified as a partnership for federal income tax purposes, accordingly, it makes no provision for income taxes. The distributive share of the Partnership's income, deductions and credits is included in each BUC holder's income tax return.

At December 31, 2001, the Partnership owned nine tax-exempt mortgage bonds with a carrying value (at estimated fair value) of $118,405,000. The tax-exempt mortgage bonds were issued by various state and local housing authorities to provide for permanent financing of nine multifamily housing properties located in six states. Under the terms of the mortgage bonds, the principal amounts of seven of the bonds do not amortize over their terms. The mortgage bonds provide for the payment of base interest to the Partnership and for the payment of contingent interest based upon net cash flow and net capital appreciation of the underlying real estate properties. Therefore, the return to the Partnership depends upon the economic performance of the real estate which collateralizes the mortgage bonds. For this reason, the Partnership's investments are dependent on the economic performance of such real estate and may be considered to be in competition with other income-producing real estate of the same type in the same geographic areas.

The Partnership is pursuing a business strategy of increasing the number of tax-exempt multifamily mortgage bonds held by it in order to: (i) increase the amount of tax-exempt interest available for distribution to its investors, (ii) reduce risk through asset diversification and (iii) achieve economies of scale. Unlike the Prior Partnership, the Partnership has the ability to finance the acquisition of additional tax-exempt mortgage bonds through the issuance of additional BUCs and from the sale of senior debt instruments created from its existing portfolio of tax-exempt mortgage bonds. In general, tax-exempt mortgage bonds acquired by the Partnership will be secured by a first mortgage or deed of trust on multifamily real estate. The Partnership also has the authority to acquire tax-exempt bonds that represent less than 100% of the bonds secured by a particular multifamily property. The Partnership may also acquire other types of tax-exempt securities that may or may not be secured by real estate. Such tax-exempt securities must be rated in one of the highest four rating categories by at least one nationally recognized securities rating agency and may not represent more than 25% of the Partnership's assets at the time of acquisition. In addition, the Partnership may also acquire loans or other investments secured by multifamily real estate which generate interest that is not exempt from federal income tax. However, such loans or investments may only be acquired in conjunction with the acquisition of tax-exempt mortgage bonds secured by the same property. The multifamily real estate entities utilize the proceeds from the taxable loans for the payment of financing and capital costs not covered by the proceeds from the tax-exempt mortgage bonds.

The amount of interest income earned by the Partnership from its investment in tax-exempt mortgage bonds is a function of the net rental revenues generated by the properties collateralizing the tax-exempt mortgage bonds owned by the Partnership. Net rental revenues from a multifamily apartment complex depend on the rental and occupancy rates of the property and the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

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

The Partnership believes that each of the properties collateralizing its tax-exempt mortgage bonds owned is in compliance in all material respects with federal, state and local regulations regarding hazardous waste and other environmental matters. The Partnership is not aware of any environmental contamination at any of such properties that would require any material capital expenditure by the Partnership for the remediation thereof.

The Partnership is engaged in the business of acquiring, holding operating, selling and otherwise dealing with tax-exempt mortgage bonds and related investments. Accordingly, the presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership has no employees. Certain services are provided to the Partnership by employees of America First Companies L.L.C. ("America First") which is the general partner of AFCA 2, and the Partnership reimburses America First for its allocated salaries and benefits. The Partnership is not charged, and does not reimburse, for the services performed by managers and officers of America First.

Item 2. Properties.

The Partnership does not own or lease any physical properties.

Item 3. Legal Proceedings.

There are no material pending legal proceedings to which the Partnership is a party or to which any of the property collateralizing the Partnership's tax-exempt mortgage bonds is subject.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2001, to a vote of the Partnership's security holders.

PART II

Item 5. Market for Partnership's Common Equity and Related Stockholder Matters.

(a) Market Information. The BUCs trade on The NASDAQ Stock Market under the trading symbol "ATAXZ." The following table sets forth the high and low sale prices for the BUCs for each quarterly period from January 1, 2000 through December 31, 2001.

(b) The approximate number of BUC holders on March 8, 2002 was 4,560.

(c) Cash distributions were made on a quarterly basis during 2001 and 2000. Total distributions to BUC holders during the fiscal years ended December 31, 2001 and 2000 were $5,312,481 and $5,314,073, respectively. The cash distributions per BUC during the fiscal years ended December 31, 2001 and 2000 were as follows:

See Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Partnership's ability to make cash distributions at the same levels in 2002 and thereafter.

Item 6. Selected Financial Data.

Set forth below is selected financial data for the Partnership which includes the financial data of America First Tax Exempt Investors, L.P. from February 1, 1999 (the Merger Date), through December 31, 2001, and America First Tax Exempt Mortgage Fund Limited Partnership for periods prior to the Merger Date. The information set forth below should be read in conjunction with the Financial Statements and Notes thereto filed in response to Item 8 hereof.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Partnership was formed for the purpose of acquiring, holding, operating, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. The Partnership's business objectives are to: (i) preserve and protect its capital; (ii) provide regular cash distributions to BUC holders; and, (iii) provide a potential for an enhanced federally tax-exempt yield as a result of a participation interest in the net cash flow and net capital appreciation of the real estate financed by the tax-exempt mortgage bonds held by the Partnership. The Partnership is pursuing a business strategy to: (i) increase the amount of tax-exempt interest available for distribution to its BUC holders; (ii) reduce risk through asset diversification and (iii) achieve economies of scale. The Partnership seeks to achieve its objectives through the acquisition of additional tax-exempt mortgage bonds and taking advantage of attractive financing structures available in the tax-exempt securities market.

Results of Operations

The Partnership's primary assets are its tax-exempt mortgage bonds which provide permanent financing for nine multifamily housing properties. A description of the multifamily housing properties collateralizing the tax-exempt mortgage bonds owned by the Partnership at December 31, 2001 is as follows:

The aggregate carrying value of the tax-exempt mortgage bonds at December 31, 2001 was $118,405,000. The carrying value reflects the Partnership's estimate of the fair value as no public market exists for these bonds. The estimated fair value of the tax-exempt mortgage bonds is calculated by discounting each bond's expected future cash flows using discount rates for comparable tax-exempt investments.

Each of the tax-exempt mortgage bonds bears interest at a fixed rate and provides for the payment of additional contingent interest that is payable solely from available net cash flow generated by the financed property. The principal amounts of seven of the bonds do not amortize over their respective terms. The terms of the remaining two bonds provide for semiannual payments of principal and interest out of operating cash flow.

The Partnership is pursuing its investment strategy by investing in additional tax-exempt mortgage bonds and related investments and financing such acquisitions through the use of cash reserves and the sale of senior interests in its existing tax-exempt mortgage bonds. These types of transactions are here-in-after referred to as securitizations. The Partnership may also finance such acquisitions through the issuance of additional BUCs and the use of cash reserves. By acquiring additional investments, the Partnership hopes to: (i) increase the amount of tax-exempt interest available for distribution to BUC holders; (ii) reduce risk through increased asset diversification and (iii) achieve improved economies of scale. By financing the acquisition of additional investments through securitizations, the Partnership intends to take advantage of attractive financing alternatives to enhance the overall return of the Partnership.

The Partnership has financed recent acquisitions of tax-exempt mortgage bonds using a securitization transaction offered through the Merrill Lynch proprietary residual interest tax-exempt securities (RITES) puttable floating option tax-exempt receipts (P-Float) program. In a securitization transaction, the tax-exempt mortgage bond is deposited into a trust which issues two types of securities, senior securities (P-Floats) and residual interest securities (RITES). The P-Floats are floating rate securities representing a beneficial ownership interest in the outstanding principal and interest of the tax-exempt mortgage bond, credit enhanced by Merrill Lynch (or a Merrill Lynch affiliate) and are sold to institutional investors. The RITES are issued to the Partnership and represent a beneficial ownership interest in the remaining interest on such bond. The Partnership maintains a call right on the senior floating rate securities and, upon exercise of such right, may collapse the trusts and, therefore, retains a level of control over such securities. The purchase price of the senior securities is equal to the par amount plus 10% of any increase in the market value of the underlying bonds. Such transactions are accounted for as financing transactions, and, in effect, provide variable-rate financing to the Partnership. Accordingly, the senior certificates are recorded as debt financing, the tax-exempt mortgage bonds are recorded as investment securities held in trust, and the RITES are recorded as investment securities.

Under the securitization financings, the Partnership foregos a portion of the interest it currently earns on its existing tax-exempt mortgage bonds, but expects to reinvest the sale proceeds in instruments which generate a greater amount of interest income. To the extent the Partnership sells such senior interests and is unable to reinvest the proceeds in investments that generate interest at least as great as the interest paid on the senior interests, the amount of net interest income available to the Partnership will decline. The Partnership is unable to estimate the amount of additional tax-exempt mortgage bonds and other investments it may acquire, if any, and there can be no assurance that it will be able to achieve any of the goals stated above.

In keeping with its investment strategy, on December 1, 2001, the Partnership acquired a $10,620,000 tax-exempt mortgage bond secured by Lake Forest Apartments. The Partnership financed the acquisition using a securitization transaction as described above. In connection with the acquisition of the Lake Forest Apartments tax-exempt mortgage bond, the Partnership also made a taxable loan to Lake Forest Apartments of approximately $1.9 million. Such taxable loan was subsequently restructured and exchanged in conjunction with the transaction as further described below. As a result of this securitization and four securitizations completed during 2000 and 1999, the Partnership has securitized approximately $60,000,000 of its tax-exempt mortgage bond portfolio as of December 31, 2001. As of December 31, 2001, the Partnership has pledged a total of approximately $106,000,000 of its tax-exempt mortgage bond portfolio in connection with its securitizations. In addition to the acquisition of the Lake Forest Apartments tax-exempt mortgage bond and taxable loan, the Partnership acquired an additional $900,000 in tax-exempt bonds which are not secured by a multifamily property but are guaranteed by an affiliate of the borrower of such funds.

In December 2001, the Partnership sold its investment in the Shoals Crossing tax-exempt mortgage bond. Net proceeds of $4,650,000 from the sale represent the full repayment of the $4,500,000 principal of the tax-exempt mortgage bond and $150,000 of past due base interest. Proceeds from the sale will be utilized pursuant to the Partnership's investment strategy.

In the fourth quarter of 2001, the Partnership restructured and assigned its taxable loans due from Iona Lakes Apartments, Clear Lake Colony Apartments, Bent Tree Apartments and Lake Forest Apartments to Northwoods Lake Apartments at par plus accrued interest. In exchange, the Partnership received a promissory note collateralized by Northwoods Lake Apartments representing one taxable loan. The Partnership recognized a $150,000 loss on the transaction which represents the difference in the estimated fair values of the taxable loans exchanged. The estimated fair values of the loans were determined by discounting the expected future cash flows of each taxable loan. Accordingly, the accompanying 2001 financial statements reflect one taxable loan of $5,739,759, due from Northwoods Lake Apartments on the balance sheet at December 31, 2001 and a realized loss on the taxable loans of $150,000 for the year then ended. The owners of the aforementioned properties are employees of the general partner of AFCA 2.

Critical Accounting Policies

The Partnership considers its critical accounting policies to be the valuation of investments in tax-exempt mortgage bonds and taxable loans, the appropriate recognition of interest income related to such investments, and the accurate presentation and disclosure of its securitization transactions.

The Partnership has classified its investments in tax-exempt mortgage bonds as available-for-sale, and, as such, they are reflected at fair value in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). The tax-exempt mortgage bonds have a limited market. As such, the Partnership estimates the fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. The Partnership periodically reviews the credit risk exposure associated with the tax-exempt mortgage bonds by reviewing the estimated fair value of the underlying collateral to determine whether an other-than-temporary-impairment exists. When the Partnership believes that it is probable that it will not collect all amounts due, including principal and accrued interest, under the terms of the tax-exempt mortgage bonds, an other-than-temporary impairment is recorded. If an other-than-temporary-impairment exists, the cost basis of the mortgage bond is written down to its estimated fair value, with the amount of the write-down accounted for as a realized loss.

The Partnership bases the fair value of its other tax-exempt bonds, which also have a limited market, on quotes from external sources, such as brokers, for these or similar bonds. This calculation methodology encompasses judgment in its application, especially in the determination of the discount rate. A decrease or increase in the discount rate increases or decreases, respectively, the estimate of fair value. Furthermore, volatility in the interest rate real estate markets may also likely cause uncertainty in the estimated valuation.

The interest income received by the Partnership from its tax-exempt mortgage bonds is dependent upon the net cash flow of the underlying properties. Base interest income on fully performing tax-exempt mortgage bonds is recognized as it is accrued. Base interest income on tax-exempt mortgage bonds not fully performing is recognized as it is received. Past due base interest on tax-exempt mortgage bonds, which are or were previously not fully performing, is recognized as received. Contingent interest income, which is only received by the Partnership if the properties financed by the tax-exempt mortgage bonds generate excess available cash flow as set forth in each bond, is recognized as received. At December 31, 2001, all of the Partnership's tax-exempt mortgage bonds were fully performing, except for the Ashley Square tax-exempt mortgage bond. The Partnership reinstates the accrual of base interest once the tax-exempt mortgage bond's ability to perform is adequately demonstrated.

Investments in taxable loans are stated at the lower of cost or market, less an allowance for estimated losses. The Partnership measures impairment of a taxable loan in accordance with Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan" (FAS 114). FAS 114 requires a creditor to base its measure of loan impairment either on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral. The Partnership's allowance for estimated losses on its taxable loans is calculated using discounted expected future cash flows generated by the underlying property to service the loan. The estimated future cash flow of each underlying property is subject to a significant amount of judgment in the estimation of future rental receipts, future rental expenses and future capital expenditures. Such estimates are affected by economic factors such as the rental markets and labor markets in which the properties operate and tax and insurance expenses. Different conditions or different assumptions applied to the calculation would likely result in materially different amounts. The Partnership periodically compares its estimates with historical results to evaluate the reasonableness and accuracy of its estimates and adjust its estimates accordingly. Interest income on the taxable loans is recognized as accrued. The accrual of interest on the taxable loans is suspended for financial reporting purposes when the Partnership believes collection is doubtful and is reinstated when the loan's ability to perform is adequately demonstrated. The Partnership did not have any taxable loans on non-accrual status at December 31, 2001.

The suspension of interest income accrual and the determination to reinstate are subject to a degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the financial statements.

The Partnership has financed the acquisition of and/or securitized a substantial portion of its tax-exempt mortgage bond portfolio using securitizations through the Merrill Lynch P-Float program. Through this program, the Partnership structures a transaction by depositing a tax-exempt mortgage bond into a trust that issues P-Floats and RITES. The Partnership has a call right on the senior floating rate securities and, upon exercise of such right, may collapse the trusts and, therefore, retains a level of control over such securities. The purchase price of the senior securities is equal to the par amount plus 10% of any increase in the market value of the underlying bonds. The Partnership accounts for the transactions in accordance with Statement of Financial Accounting Standards No. 140, "Transfers of Financial Assets" (FAS 140). The Partnership has determined it has maintained control over the transferred assets in these transactions and thus accounts and presents them as financing transactions and not sales. FAS 140 further requires an entity that has securitized financial assets to disclose information about accounting policies, volume, cash flows, key assumptions made in determining fair value of retained interests and the sensitivity to changes in key assumptions. The level of adequate and full disclosure required by FAS 140 is subject to a degree of judgment which if not appropriately disclosed, could have a material impact on the presentation of the financial statements. The Partnership believes it has complied with the full disclosure requirements of FAS 140.

The tables below compare the results of operations for each year shown.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Mortgage bond investment income increased $1,497,376 (21%) from 2000 to 2001 of which approximately $1,537,000 is attributable to earning a full year of base interest in 2001 on the Iona Lakes Apartments, Clear Lake Colony Apartments and Bent Tree Apartments tax-exempt mortgage bonds which were acquired in March, June and December 2000, respectively. In addition, the Partnership received $150,000 of past due base interest in connection with the December 2001 sale of the Shoals Crossing tax-exempt mortgage bond, received approximately $75,000 of past due base interest on its Northwoods Lake Apartments tax-exempt mortgage bond due to an increase in the net cash flow generated by the underlying property, and earned approximately $61,000 on the Lake Forest Apartments tax-exempt bond acquired in December 2001. Offsetting such increases were declines of approximately $258,000 attributable to the sale of the Arama Apartments tax-exempt bond in September 2000, and a net decline of approximately $68,000 in mortgage bond investment income earned by the Partnership's other four tax-exempt mortgage bonds primarily due to variations in the amount of past due interest received in 2001 compared to 2000.

The Partnership earned the full amount of its base interest due on all of its tax-exempt mortgage bonds held at December 31, 2001, except for the Ashley Square tax-exempt mortgage bond, which earned $21,000 less than its base interest.

Other bond investment income represents income earned on the Partnership's investment in other tax-exempt bonds and increased $286,344 from 2000 to 2001 due to a full year of interest earned on the Partnership's $3,000,000 investment acquired in November 2000 and its $900,000 investment acquired in the first quarter of 2001.

Other interest income represents income earned on the Partnership's taxable loans and cash and cash equivalents. The increase in 2001 from 2000 of $84,173 (18%) is primarily due to an increase of approximately $2,000,000 in taxable loans, offset by a decrease in interest rates earned on its cash and cash equivalents.

The Partnership earned $16,897 of contingent interest income in 2001 from its Ashley Pointe at Eagle Crest tax-exempt mortgage bond ($10,000) and its Bent Tree Apartments tax-exempt mortgage bond ($6,897) due to an increase in net cash flows generated by the respective underlying properties. No contingent interest income was earned from any tax-exempt mortgage bonds for the comparable period of 2000.

During 2000, the Partnership realized a loss of $1,100,000 on the sale of its tax-exempt mortgage bond secured by Arama Apartments. No such loss was recorded in 2001.

The Partnership recorded a realized loss of $150,000 on its taxable loans in 2001. No such loss was recorded in 2000.

Interest expense on the Partnership's debt financing increased $452,304 (31%) from 2000 to 2001 which is due to a full year of interest expense on the Partnership's 2000 securitization transactions to acquire the Iona Lakes Apartments, Clear Lake Colony Apartments, and Bent Tree Apartments tax-exempt mortgage bonds and the December 2001 securitization transaction to acquire the Lake Forest Apartments tax-exempt mortgage bond. The increase in interest expense resulting from higher outstanding debt financing was partially offset by a decline in the short term tax-exempt interest rates. The Partnership's effective interest rate on the debt financing was 3.17% in 2001 compared to 5.10% in 2000.

Amortization expense increased $57,027 from 2000 to 2001 primarily due to the write-off of approximately $64,000 in unamortized bond issuance costs related to the Shoals Crossing tax-exempt mortgage bond which was sold in December 2001. Such increase was partially offset by a decrease of approximately $7,000 of amortization on the Arama Apartments tax-exempt mortgage bond which was sold in September 2000.

General and administrative expenses decreased $17,914 (2%) from 2000 to 2001, not attributable to any particular items.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

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

The $86,000 increase in income earned on the Northwoods Lake Apartments mortgage bond and the $46,000 and $21,000 decreases in interest earned on the Woodbridge Apartments of Bloomington III and Woodbridge Apartments of Louisville II mortgage bonds, respectively, are attributable to variations in the amount of past due base interest received on such mortgage bonds that was due to the Partnership prior to their reissuances in 1998. Such variations are a function of the net cash flow generated by the respective underlying property. Despite such variations in net cash flow, the Partnership earned the full amount of base interest due on each of these mortgage bonds during 2000 and 1999.

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

The Partnership earned $21,312 of bond investment income on an investment in $3,000,000 of tax-exempt bonds acquired in November 2000. No such income was earned in 1999 as the Partnership did not have a similar investment in 1999.

Other interest income represents income earned on the Partnership's taxable loans and cash and cash equivalents. The increase of $339,406 in other interest income from 1999 to 2000 is primarily attributable to an increase in the Partnership's taxable loans. Also contributing slightly to the increase was the investment of $5,000,000 in proceeds received in conjunction with the debt financing obtained in August 1999 and $7,000,000 in cash proceeds from the September 2000 sale of the Arama Apartments tax-exempt mortgage bond.

Contingent interest income decreased $98,497 from 1999 to 2000. The Partnership earned contingent interest income of $75,795 and $22,702 from the Arama Apartments and Ashley Pointe at Eagle Crest tax-exempt mortgage bonds in 1999. No such income was earned from either bond for the comparable period of 2000. Such decrease resulted from a reduction in net operating income generated by the respective underlying properties and the sale of the Arama Apartments bond in 2000.

During 2000, the Partnership realized a loss of $1,100,000 on the sale of its tax-exempt mortgage bond secured by Arama Apartments. No such losses were recorded in 1999.

During 2000, the Partnership incurred interest expense of $1,442,685 on the $49,285,000 of debt financing obtained in connection with securitizing certain of its tax-exempt mortgage bonds. During 1999, the Partnership incurred interest expense of $87,715 on the $5,000,000 of debt financing obtained in August 1999. Accordingly, interest expense increased $1,354,970 from 1999 to 2000.

General and administrative expenses increased $93,000 (11%) from 1999 to 2000 due to: (i) an increase of approximately $83,000 in salaries and related expenses; (ii) increase of approximately $40,000 in servicing fees, partially offset by (iii) a decrease of $21,000 in costs incurred in conjunction with the Merger and (iv) a net decrease of $9,000 in other general and administrative expenses.

Liquidity and Capital Resources

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

In addition to cash generated from interest income, the Partnership may also draw on its reserves to pay operating expenses and to supplement cash distributions. The reserve was established under the Partnership Agreement to provide operating capital to the Partnership which may be used for any purpose relating to the operation of the Partnership. As of December 31, 2001, the amount held by the Partnership in the reserve was $7,700,028. During the year ended December 31, 2001, a total of $982,097 of undistributed income was placed into the reserve.

Future distributions to BUC holders will depend upon the amount of base and contingent interest received on the tax-exempt mortgage bonds and other investments, the effective interest rate on the Partnership's variable rate debt financing, the size of the reserve established by the Partnership and the extent to which withdrawals are made from the reserve.

The Partnership believes that cash provided by net interest income from its tax-exempt mortgage bonds and other investments, supplemented, if necessary, by withdrawals from its reserve, will be adequate to meet its projected short-term and long-term liquidity requirements, including the payment of expenses and distributions to BUC holders.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (FAS) No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" which provide guidance on how entities are to account for business combinations and for the goodwill and other intangible assets that arise from those combinations or are acquired otherwise. These standards are effective for the Partnership on January 1, 2002. The Partnership presently has no goodwill recorded and, as a result, the adoption of the new pronouncements is not expected to have a significant impact on the financial statements.

In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment of Long-Lived Assets", which provides guidance on the accounting of long-lived assets to be held and used or to be disposed of and the reporting of discontinued operations. The adoption of this standard, which is effective for the Partnership on January 1, 2002, will not have a significant impact on the financial statements of the Partnership as the Partnership has no long-lived assets.

Forward Looking Statements

This report contains forward looking statements that reflect management's current beliefs and estimates of future economic circumstances, industry conditions, the Partnership's performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Partnership and the investments it has made (including, but not limited to, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations"), constitute forward-looking statements. BUC holders and others should understand that these forward looking statements are subject to numerous risks and uncertainties and a number of factors could affect the future results of the Partnership and could cause those results to differ materially from those expressed in the forward looking statements contained herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Partnership's primary market risk exposures are interest rate risk, real estate risk and credit risk. The Partnership's exposure to market risks relates primarily to its investments in tax-exempt mortgage bonds and its debt financing. The Partnership does not enter into derivative instrument transactions for speculative purposes.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Partnership's control. The potential for significant volatility in the interest rate markets was especially displayed during 2001, when the Federal Reserve Board decreased the federal funds rate eleven times. The fair value of the Partnership's investments in tax-exempt mortgage bonds, which bear fixed base rates, is directly impacted by changes in market interest rates. A decrease in market rates below the respective bond's base interest rate will cause the fair value to increase. Conversely, an increase in rates will cause the fair value of the bonds to decrease.

The aggregate fair value of the Partnership's tax-exempt mortgage bonds was $118,405,000 at December 31, 2001. The weighted average interest rate of the Partnership's tax-exempt mortgage bonds, the majority of which mature beyond 2005, was 7.2% at December 31, 2001.

The Partnership has financed the acquisition of four of its tax-exempt mortgage bonds and borrowed $5,000,000 in cash with variable-rate debt financing through the P-Float securitization transactions. The variable-rate index (the Bond Market Association "BMA" rate) is based upon the present market short term tax-exempt rates, and is reset weekly. At December 31, 2001, the Partnership had total debt financing with a principal amount and fair value of $59,755,000. The weighted average interest rate of the variable-rate financing was 3.17%, including fees, for the year ended December 31, 2001.

The stated maturity dates of the Partnership's debt financing are as follows:

If the average BMA rate had increased or decreased by 100 basis points at December 31, 2001, the interest expense recognized on the variable-rate debt financing would have increased or decreased by approximately $500,000, respectively. In the event of an unfavorable fluctuation in interest rates, the Partnership may collapse each of the financing transactions based upon the terms of its call feature in the respective securitization. The BMA rate, net of any fees, ranged from 4.3% to 1.6% during the year ended December 31, 2001, while the base rates of the securitized tax-exempt mortgage bonds range from 6.9% to 7.5% at December 31, 2001. In the event that short-term tax-exempt interest rates rise dramatically and exceed the base rate of the securitized tax-exempt mortgage bond, the trust would be collapsed as a result of insufficient interest from the underlying fixed rate tax-exempt mortgage bond to service the floating rate senior interest obligations of the P-Float. A decrease in the net interest income earned through the structure of the securitizations would decrease cash available for distributions.

Credit Risk

The Partnership's primary credit risk is the risk of default on its portfolio of tax-exempt mortgage bonds and taxable loans collateralized by the multifamily properties. The tax-exempt mortgage bonds are not direct obligations of the governmental authorities that issued the bonds and are not guaranteed by such authorities or any insurer or other party. In addition, the mortgage bonds and the associated taxable loans are nonrecourse obligations of the property owner. As a result, the sole source of principal and interest payments (including both base and contingent interest) on the tax-exempt mortgage bonds and the taxable loans is the net rental revenues generated by these properties or the net proceeds from the sale of these properties.

If a property is unable to sustain net rental revenues at a level necessary to pay current debt service obligations on the Partnership's mortgage bond or taxable loan on such property, a default may occur. A property's ability to generate net rental income is subject to a wide variety of factors, including, rental and occupancy rates of the property and the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of an apartment property.

Defaults on its tax-exempt mortgage bonds and taxable loans may reduce the amount of cash available for distribution to BUC holders. In addition, if a property's net rental income declines, it may affect the market value of the property. If the market value of a property deteriorates, the amount of net proceeds from the ultimate sale or refinancing of the property may be insufficient to repay the entire principal balance of the mortgage bond and taxable loan secured by the property.

In the event of a default on a mortgage bond or taxable loan, the Partnership will have the right to foreclose on the mortgage or deed of trust securing the property. If the Partnership takes ownership of the property securing a defaulted mortgage bond, it will be entitled to all net rental revenues generated by the property. However, such amounts will no longer represent tax-exempt interest to the Partnership.

The Partnership's primary method of managing the credit risks associated with its mortgage bonds and taxable loans is to perform a complete due diligence and underwriting process of the properties securing these mortgage bonds and loans and to carefully monitor the performance of such property on a continuous basis.

The Partnership is also exposed to a credit risk with respect to its debt financing. All of the Partnership's debt financing has been obtained using securitizations issued through the Merrill Lynch P-Float program. In this program, the senior interests sold are credit enhanced by Merrill Lynch or its affiliate. The inability of Merrill Lynch or its affiliate to perform under the program or impairment of the credit enhancement may terminate the transaction and cause the Partnership to lose the net interest income earned as a result. The Partnership recognizes the concentration of financing with this institution and periodically monitors its ability to continue to perform.

As the above information incorporates only those material positions or exposures that existed as of December 31, 2001, it does not consider those exposures or positions that could arise after that date. The Partnership's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Partnership's risk mitigating strategies at that time and interest rates.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements of the Partnership are set forth in Item 14 hereof and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements with the Partnership's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 2001 and 2000.

PART III

Item 10. Directors and Executive Officers of the Partnership.

The Partnership has no directors or officers. Management of the Partnership consists of the general partner of the Partnership, America First Capital Associates Limited Partnership Two ("AFCA 2") and its general partner, America First. America First is also the general partner of America First Capital Associates Four (AFCA 4) and the controlling member of America First Capital Source I L.L.C. (AFCS I). AFCA 4 is the general partner of America First Apartment Investors, L.P., and AFCS I is the general partner of America First Real Estate Investment Partners, L.P., two other publicly traded registrants. The following individuals are the managers and officers of America First, and each serves for a term of one year.

Name Position Held Position Held Since

Michael B. Yanney Chairman of the Board 1984
and Manager

Lisa Y. Roskens Chief Executive Officer, 2001/2000/1999
President and Manager

Michael Thesing Vice President, Secretary
and Treasurer 1984

Martin A. Massengale Manager* 1994
Alan Baer Manager 1994
Gail Walling Yanney Manager 1996
Mariann Byerwalter Manager* 1997
George H. Krauss Manager 2001
Clayton K.Yeutter Manager* 2001

*Member of the America First Audit Committee

Michael B. Yanney, 68, has served as the Chairman of the Board of America First and its predecessors since 1984. From 1977 until the organization of America First, Mr. Yanney was principally engaged in the ownership and management of commercial banks. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, Forest Oil Corporation, Level 3 Communications, Inc., Freedom Communications, Inc., Magnum Resources, Inc., America First Mortgage Investments, Inc., RCN Corporation and Rio Grande Medical Technologies, Inc. Mr. Yanney is the husband of Gail Yanney and the father of Lisa Y. Roskens.

Lisa Y. Roskens, 35, is Chief Executive Officer and President of America First. From 1999 to 2000, Ms Roskens was managing Director of Twin Compass, LLC. From 1997 to 1999, Ms. Roskens was employed by Inacom Corporation, where she held the position of Director of Business Development and Director of Field Services Development. From 1995 to 1997, Ms. Roskens served as Finance Director for the U.S. Senate campaign of Senator Charles Hagel of Nebraska. From 1992 to 1995, Ms. Roskens was an attorney with the Kutak Rock law firm in Omaha, Nebraska, specializing in commercial litigation. Ms. Roskens is the daughter of Michael B. Yanney and Gail Walling Yanney.

Michael Thesing, 47, has been Vice President and Principal Financial Officer of affiliates of America First since July 1984. In addition, Mr. Thesing is President of America First Investment Advisors, L.L.C. and America First Investment Advisors, L.L.C. From January 1984 until July 1984 he was employed by various companies controlled by Mr. Yanney. He was a certified public accountant with Coopers and Lybrand from 1977 through 1983.

Martin A. Massengale, 68, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and a Foundation Distinguished Professor. Prior to becoming President in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska Lincoln from 1981 until 1991 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Lincoln Insurance Group, Woodmen Accident & Life Company, and LIG, Inc.

Alan Baer, 79, is presently the CEO of several small entrepreneurial businesses including Alan Baer & Associates, Inc., a management company located in Omaha, Nebraska, Herman Nuts/Pear's Coffee, Lancer Hockey, Inc., Travel Faire, Brandeis Catering, The Reader and several others. Mr. Baer is the former Chairman and Chief Executive Officer of the Brandeis Department Store chain which, before its acquisition, was one of the larger retailers in the Midwest. Mr. Baer has also owned and served on the board of directors of several banks in Nebraska and Illinois.

Gail Walling Yanney, 65, is a retired physician. Dr. Yanney practiced anesthesia and was the Executive Director of the Clarkson Foundation until October of 1995. In addition, she was a director of FirsTier Bank, N.A., Omaha, Nebraska, prior to its merger with First Bank, N.A. Dr. Yanney is the wife of Michael B. Yanney and the mother of Lisa Y. Roskens.

Mariann Byerwalter, 41, is Chairman of JDN Corporate Advisory LLC. She was Vice President of Business Affairs and Chief Financial Officer of Stanford University from 1996 to 2001. Ms. Byerwalter was Executive Vice President of America First Eureka Holdings, Inc. ("AFEH") and EurekaBank from 1988 to January 1996. Ms. Byerwalter was Chief Financial Officer and Chief Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996. She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987. She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice President in the bank's Corporate Planning and Development Department. Ms. Byerwalter currently serves on the board of directors of Schwab Funds, Look Smart, Inc., Redwood Trust, Inc., SRI International, the PMI Group Inc., the Stanford Hospital and Clinics, and the Lucile Packard Children's Hospital.

George H. Krauss, 60, has been a consultant to America First since 1996. Mr. Krauss is also of counsel to Kutak Rock LLP, a national law firm of over 300 lawyers, headquartered in Omaha, Nebraska. Mr. Krauss has been associated with Kutak Rock since 1972 and served as its managing partner from 1983 to 1993. Mr. Krauss also serves on the board of directors of Gateway, Inc., America First Mortgage Investments, Inc. and West Corporation.

Clayton K. Yeutter, 71, is of counsel to Hogan & Hartson, a Washington law firm. From 1978 to 1985 he served as the President and Chief Executive Officer of the Chicago Mercantile Exchange. Mr. Yeutter served as the U.S. Secretary of Agriculture from 1989 to 1991, and has served in cabinet and sub-cabinet posts under four U.S. Presidents. Mr. Yeutter also currently serves on the board of directors of Caterpillar, Inc., Crop Solution, Inc., Oppenheimer Funds, Inc., and Wayerhaeuser Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities and Exchange Act of 1934 requires the managers and executive officers of the general partner of the Partnership's general partner and persons who own more than 10% of the Partnership's BUCs to file with the Securities and Exchange Commission (the "SEC") reports of their ownership of the Partnership's BUCs. Such officers, managers and BUC holders are required by SEC regulation to furnish the Partnership with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such reports received by the Partnership and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Partnership believes that there was compliance for the year ended December 31, 2001 with all Section 16(a) filing requirements applicable to such executive officers, managers and beneficial owners of BUCs.

Item 11. Executive Compensation.

Neither the Partnership nor AFCA 2 has any managers or officers. Certain services are provided to the Partnership by managers and officers of America First. None of the managers or executive officers of America First receive compensation from the Partnership and AFCA 2 receives no reimbursement from the Partnership for any portion of their salaries. Remuneration paid by the Partnership to AFCA 2 pursuant to the terms of its limited partnership agreement during the year ended December 31, 2001 is described in Note 8 of the Notes to the Financial Statements filed in response to Item 8 hereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a) No person is known by the Partnership to own beneficially more than 5% of the Partnership's BUCs.

(b) No manager or officer of America First and no partner of AFCA 2 owns any BUCs.

(c) There are no arrangements known to the Partnership the operation of which may, at any subsequent date, result in a change in control of the Partnership.

(d) The Partnership does not maintain any equity contribution plans as defined in Item 201(d) of Rule S-K.

Item 13. Certain Relationships and Related Transactions

The general partner of the Partnership is AFCA 2 and the sole general partner of AFCA 2 is America First .

Except as described in Note 8 to the Notes to Financial Statements filed in response to Item 8 hereof, the Partnership is not a party to any transaction or proposed transaction with AFCA 2 , America First or with any person who is: (i) a manager or executive officer of America First or any general partner of AFCA 2; (ii) a nominee for election as a manager of America First; (iii) an owner of more than 5% of the BUCs; or, (iv) a member of the immediate family of any of the foregoing persons.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

1. Financial Statements of the Partnership. The following financial statements of the Partnership are included in response to Item 8 of this report:

Independent Auditors' Report

Balance Sheets of the Partnership as of December 31, 2001, and December 31, 2000.

Combined Statements of Income and Comprehensive Income of the Partnership for the years ended December 31, 2001, 2000 and 1999.

Combined Statements of Partners' Capital of the Partnership for the years ended December 31, 2001, 2000 and 1999.

Combined Statements of Cash Flows of the Partnership for the years ended December 31, 2001, 2000 and 1999.

Notes to Combined Financial Statements of the Partnership.

2. Financial Statement Schedules. The information required to be set forth in the financial statement schedules is shown in the Notes to Combined Financial Statements filed in response to Item 8 hereof.

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

4(a) Form of Certificate of Beneficial Unit Certificate (incorporated herein by reference to Exhibit 4.1 to Registration Statement on Form S-4 (No. 333-50513) filed by the Partnership on April 17, 1998).

4(b) Agreement of Limited Partnership of the Partnership (incorporated herein by reference to Form 10-K, dated December 31, 1998, filed pursuant to Section 13 or 15(d) of the Securities Act of 1934. (Commission File No. 000-24843)).

4(c) Amended Agreement of Merger, dated June 12, 1998, between the Partnership and America First Tax Exempt Mortgage Fund Limited Partnership (incorporated herein by reference to Exhibit 4.3 to Amendment No. 3 to Registration Statement on Form S-4 (No. 333-50513) filed by the Partnership on September 14, 1998).

24. Power of Attorney.

99. Report of Audit Committee.

(b) The Partnership did not file any reports on Form 8-K during the last quarter of the period covered by this report.

Independent Auditors' Report

To the Partners
America First Tax Exempt Investors, L.P.:

We have audited the accompanying balance sheets of America First Tax Exempt Investors, L.P. (formerly America First Tax Exempt Mortgage Fund Limited Partnership) as of December 31, 2001 and 2000, and the related combined statements of income and comprehensive income, partners' capital and cash flows for the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America First Tax Exempt Investors, L.P. (formerly America First Tax Exempt Mortgage Fund Limited Partnership) as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Omaha, Nebraska /s/ KPMG LLP
March 13, 2002

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
BALANCE SHEETS

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
COMBINED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
COMBINED STATEMENTS OF CASH FLOWS

Supplemental disclosure of non-cash investing activities:

On December 31, 2001, the Partnership exchanged its investment in taxable loans of $5,531,120 and the related accrued interest of $358,639 from Lake Forest Apartments, Iona Lakes Apartments, Clear Lake Colony Apartments and Bent Tree Apartments for one taxable loan due from and collateralized by the Northwoods Lake Apartments in the principal amount of $5,739,759. The Partnership realized a $150,000 loss on the exchange. The interest rate on the previous taxable loans was 8.25%, and the interest rate on the new taxable loan is 6.5%, with the other terms of the new taxable loan remaining the same as the previous taxable loans.

During 1999 two of the Partnership's tax-exempt mortgage bonds secured by multifamily properties were refinanced by their respective state and local housing finance authorities. In each case, the existing tax-exempt mortgage bond held by the Partnership was terminated and a new bond in the same principal amount was issued to the Partnership. The total amount refinanced was $11,000,000.

Supplemental disclosure of non-cash financing activities:

As more fully described in Notes 2(E) and 7 to the combined financial statements on December 1, 2001, March 28, 2000, June 1, 2000 and December 21, 2000, the Partnership securitized $10,620,000 $17,155,000, $16,000,000 and $11,130,000, respectively, of tax-exempt mortgage bonds on Lake Forest Apartments, Iona Lakes Apartments, Clear Lake Colony Apartments and Bent Tree Apartments, respectively, through the Merrill Lynch P-Float program. The bonds were credit enhanced and interests in substantially all of such bonds were sold to institutional investors with the Partnership acquiring residual interests therein. These arrangements have been accounted for as financing transactions and are referred to as securitizations.

In connection with the February 1, 1999, merger of the Partnership and America First Tax Exempt Mortgage Fund Limited Partnership (the Prior Partnership) described in Note 1 to the combined financial statements, BUC holders of the Prior Partnership received one Beneficial Unit Certificate (BUC) of the Partnership for each BUC they held in the Prior Partnership as of the record date.

The accompanying notes are an integral part of the combined financial statements.

1. Organization

America First Tax Exempt Investors, L.P. (the Partnership) was formed on April 2, 1998 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, operating, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. The Partnership commenced operations on February 1, 1999, when it was merged with America First Tax Exempt Mortgage Fund Limited Partnership (the Prior Partnership). The Partnership had no operations or activities prior to its merger with the Prior Partnership. Under the terms of the merger agreement, the Partnership was the surviving partnership and effectively took over the operations of the Prior Partnership as of that date. Beneficial Unit Certificate (BUC) holders of the Prior Partnership received one BUC of the Partnership for each BUC they held in the Prior Partnership as of the record date. The Prior Partnership was terminated under the provisions of the Prior Partnership's Partnership Agreement. The Partnership will terminate on December 31, 2050, unless terminated earlier under the provisions of its Partnership Agreement. The general partner of both the Prior Partnership and the Partnership is America First Capital Associates Limited Partnership Two (the General Partner or AFCA 2). The Partnership and the Prior Partnership are collectively referred to as the Partnership.

2. Summary of Significant Accounting Policies

A) Financial Statement Presentation

The accompanying 2001 and 2000 financial statements include the accounts of the New Partnership. The accompanying 1999 financial statements include the combined accounts of the New Partnership from February 1, 1999 (the Merger Date), through December 31, 1999, and the accounts of the Prior Partnership from January 1, 1999 until the Merger Date. The combination of the accounts of the Prior Partnership and the Partnership is reflected on an "as-if" pooling basis for a merger of entities under common control.

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

B) Investment in Tax-Exempt Mortgage Bonds and Other Tax-Exempt Bonds

The Partnership accounts for its investments in tax-exempt mortgage bonds and other tax-exempt mortgage bonds under the provisions of Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). FAS 115 requires the classification of investments in securities into one of three categories: held-to-maturity, available-for-sale, or trading. The Partnership has classified all of its investments in tax-exempt mortgage bonds and other tax-exempt bonds as available-for-sale. Investments classified as available-for-sale are reported at fair value with the net unrealized gains or losses reflected in other comprehensive income.

The tax-exempt mortgage bonds have a limited market. As such, the Partnership estimates the fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. The Partnership bases the fair value of the other tax-exempt bonds, which also have a limited market, on quotes from external sources, such as brokers, for these or similar bonds.

The Partnership periodically evaluates the credit risk exposure associated with the tax-exempt mortgage bonds by reviewing the fair value of the underlying collateral to determine whether an other-than-temporary impairment exists. When the Partnership believes that it is probable that it will not collect all amounts due, including principal and accrued interest, under the terms of the tax-exempt mortgage bonds, an other-than-temporary impairment is recorded. If an other-than-temporary impairment exists, the cost basis of the respective bond is written down to its estimated fair value, with the amount of the write-down accounted for as a realized loss.

The interest income received by the Partnership from its investment in tax-exempt mortgage bonds is dependent upon the net cash flow of the underlying properties. Base interest income on fully-performing tax-exempt mortgage bonds is recognized as it is accrued. Base interest income on tax-exempt mortgage bonds not fully performing is recognized as it is received. Past due base interest on tax-exempt mortgage bonds, which are or were previously not fully performing, is recognized as received. Contingent interest income, which is only received by the Partnership if the properties financed by the tax-exempt mortgage bonds generate excess available cash flow as set forth in each bond, is recognized as received. At December 31, 2001, all of the Partnership's tax-exempt mortgage bonds were fully performing, except for the Ashley Square tax-exempt mortgage bond. The Partnership reinstates the accrual of base interest once the tax-exempt mortgage bond's ability to perform is adequately demonstrated.

Interest income on other tax-exempt bonds is recognized as accrued.

C) Income Taxes

No provision has been made for income taxes since the BUC holders are required to report their share of the Partnership's taxable income for federal and state income tax purposes. The book basis of the Partnership's assets and liabilities exceeded the tax basis by $2,286,464 and was less than the tax basis by $373,478 at December 31, 2001 and 2000, respectively.

D) Cash Equivalents

Cash equivalents include investments in federally tax-exempt securities with an original maturity of three months or less when purchased.

E) Debt Financing

The Partnership has financed the acquisition of and/or securitized a portion of its tax-exempt mortgage bond portfolio using securitizations through the Merrill Lynch P-Float program. Through this program, the Partnership structures a transaction by depositing a tax-exempt mortgage bond into a trust which issues two types of securities, senior securities (P-Floats) and subordinated residual interest securities (RITES). The P-Floats are floating rate securities representing a beneficial ownership interest in the outstanding principal and interest of the tax-exempt mortgage bond, credit enhanced by Merrill Lynch (or a Merrill Lynch affiliate) and are sold to institutional investors. The RITES are issued to the Partnership and represent a beneficial ownership interest in the remaining interest on such bond. The Partnership has a call right on the senior floating rate securities and, upon exercise of such right, may collapse the trusts and, therefore, retains a level of control over such securities. The purchase price of the senior securities is equal to the par amount plus 10% of any increase in the market value of the underlying bonds. The Partnership accounts for the securitization transactions in accordance with Statement of Financial Accounting Standard No. 140, "Transfers of Financial Assets". The Partnership has determined it has maintained control over the transferred assets in these transactions, and thus accounts and presents them as financing transactions and not sales.

F) Other Assets

Other assets include taxable loans, debt financing costs, bond reissuance costs, and RITES.

Investments in taxable loans are stated at the lower of cost or market, less an allowance for estimated losses. The Partnership measures impairment of a taxable loan in accordance with Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment Losses", (FAS 114). The Partnership's allowance for estimated losses on its taxable loans is calculated using the discounted expected future cash flows generated by the underlying property to service the loan. There was no allowance for losses at December 31, 2001 or 2000. Interest income on the taxable loans is recognized as accrued. The accrual of interest on the taxable loans is suspended for financial reporting purposes when the Partnership believes collection is doubtful and is reinstated when the loan's ability to perform is adequately demonstrated. The Partnership did not have any taxable loans on non-accrual status at December 31, 2001.

Debt financing costs are capitalized and amortized over the stated maturity of the related debt financing agreement.

Bond reissuance costs are capitalized and amortized over the stated maturity of the related tax-exempt mortgage bond.

The Partnership classifies its acquired RITES as available-for-sale debt securities and carries the RITES at fair value which was $25,000 and $20,000 at December 31, 2001 and 2000, respectively.

G) Net Income per BUC

Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each year presented. The Partnership has no dilutive BUCs and, therefore, basic net income per BUC is the same as diluted net income per BUC.

H) Reclassifications

Certain prior year amounts have been reclassified to conform with the current year classification.

I) New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 requires that all derivative financial instruments that qualify for hedge accounting be recognized in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments are either recognized as a component of net income or other comprehensive income, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of FAS 133 on January 1, 2001 did not have a significant impact on the financial statements of the Partnership, as the Partnership has not entered into any derivative transactions. The Partnership may use derivative financial instruments to manage the risk that changes in interest rates will affect the fair value of its tax-exempt and other mortgage bonds, its debt financing obligations and/or the amount of its future interest payments.

3. Partnership Income, Expenses and Cash Distributions

The Partnership Agreement of the Partnership contains provisions for the distribution of Net Interest Income, and Net Residual Proceeds (as defined in the Limited Partnership Agreement) and for the allocation of income and expenses for tax purposes among AFCA 2 and BUC holders. Income and expenses will be allocated to each BUC holder on a periodic basis as determined by the General Partner based on the number of BUCs held by each BUC holder as of the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each BUC holder of record on the last day of each distribution period based on the number of BUCs held by each BUC holder as of such date.

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

4. Partnership Reserve Account

Pursuant to the Partnership Agreement, the Partnership maintains a reserve account which held a balance of $7,700,028 at December 31, 2001. The reserve account was established under the Partnership Agreement to maintain working capital for the Partnership which may be used for any purpose relating to the operation of the Partnership.

In connection with the Partnership's plan to repurchase up to $1,000,000 of the Partnership's BUCs, which was implemented in January 2000, the Partnership utilized a portion of the reserve account to purchase and cancel, in open market transactions, 141,200 BUCs at an aggregate cost of $755,929 during 2000. There were no BUC purchases in 2001.

5. Investment in Tax-Exempt Mortgage Bonds

The tax-exempt mortgage bonds are issued by various state and local governments, their agencies and authorities to finance the construction or rehabilitation of income-producing real estate properties. However, the mortgage bonds do not constitute an obligation of any state or local government, agency or authority and no state or local government, agency or authority is liable on them, nor is the taxing power of any state or local government pledged to the payment of principal or interest on the mortgage bonds. The mortgage bonds are nonrecourse obligations of the respective owners of the properties. The sole source of the funds to pay principal and interest on the mortgage bonds is the net cash flow or the sale or refinancing proceeds from the properties. Each mortgage bond, however, is collateralized by a first mortgage on all real and personal property included in the related property and an assignment of rents. The entire pool of bonds issued to provide permanent financing for each property were issued to the Partnership.

Each of the bonds bears interest at a fixed rate and provides for the payment of additional contingent interest that is payable solely from available net cash flow generated by the financed property. The principal amount of all but two of the bonds does not amortize over its terms.

During 2001, the Partnership acquired one tax-exempt mortgage bond secured by a multifamily apartment property in the principal amount of $10,620,000. During 2000, the Partnership acquired three tax-exempt mortgage bonds secured by three multifamily apartment properties for a total of $44,285,000.

At December 31, 2001 the total amortized cost, gross unrealized holding gains and aggregate fair value of the tax-exempt mortgage bonds were $114,811,000, $3,594,000 and $118,405,000, respectively. At December 31, 2000, the total amortized cost, gross unrealized holding gains and aggregate fair value of the tax-exempt mortgage bonds were $108,781,000, $1,719,000, and $110,500,000, respectively.

Descriptions of the properties collateralizing the tax-exempt mortgage bonds and certain terms of such bonds are as follows:

(1) In addition to the base interest rate shown, the bond bears additional contingent interest as defined in the revenue note which, when combined with the base interest, is limited to a cumulative, noncompounded amount not greater than 12% per annum. The Partnership received additional contingent interest from Arama Apartments of $75,795 in 1999. No contingent interest was received in 2000 or 2001. The Partnership sold its investment in this tax-exempt mortgage bond on September 11, 2000 as described below, and continued to receive past due base interest in 2001.

(2) In addition to the base interest rates shown, the bonds bear contingent interest, as defined in each revenue note, of an additional 3.5% per annum that is payable out of 50% (100% in the case of Shoals Crossing, Ashley Pointe at Eagle Crest and Northwoods Lake Apartments) of the net cash flow generated by the respective property. The Partnership received contingent interest of $10,000 and $22,702 from Ashley Pointe at Eagle Crest in 2001 and 1999, respectively. No contingent interest was received from any of the other mortgage bonds in 1999 and 2001 nor was contingent interest received from any mortgage bonds in 2000. The Partnership sold its investment in the Shoals Crossing tax-exempt mortgage bond on December 1, 2001 as described below.

(3) In addition to the base interest rate shown, the bond bears contingent interest, as defined in the revenue note, of an additional 3% per annum payable out of the net cash flow generated by the property. Past due unpaid contingent interest compounds at a rate of 10.5% per annum. The Partnership did not receive any contingent interest during 2001, 2000 or 1999.

(4) In addition to the base interest rate shown, the bonds bear contingent interest, as defined in the revenue note, of an additional 2.6% per annum, 1.885% per annum, 1.9% per annum and 1.6% per annum for Iona Lakes Apartments, Clear Lake Colony Apartments, Bent Tree Apartments, and Lake Forest Apartments, respectively, payable out of the net cash flow generated by each such property. Past due unpaid contingent interest compounds at a rate of 9.5% per annum, 8.785% per annum, 9% per annum and 8.5% per annum for Iona Lakes Apartments, Clear Lake Colony Apartments, Bent Tree Apartments and Lake Forest Apartments, respectively. The Partnership received contingent interest of $6,897 from Bent Tree Apartments in 2001. No contingent interest was received from any of the other mortgage bonds during 2000 or 1999.

Tax-exempt mortgage bonds in the principal amount of $106,261,000 at December 31, 2001 have been pledged as debt financing collateral as further described in Note 7 to the Combined Financial Statements.

Reconciliation of the carrying amount of the investment in tax-exempt mortgage bonds is as follows:

On December 1, 2001, the Partnership sold its investment in the Shoals Crossing tax-exempt mortgage bond. The net proceeds from the sale of $4,650,000 represent the full repayment of the $4,500,000 principal of the tax-exempt mortgage bond and $150,000 of past due base interest.

During the quarter ended June 30, 2000, the Partnership determined it was unlikely to recover or receive its contracted cash flows (including the repayment of principal) on its $12,100,000 investment in the Arama Apartments tax-exempt mortgage bond despite a loss of $4,000,000 realized on such bond during 1998. Accordingly, the Partnership realized an additional loss of $1,100,000 on the Arama Apartments tax-exempt mortgage bond in 2000 and the carrying value was further written down to a fair value of $7,000,000 as the new carrying value. On September 11, 2000, the Partnership sold its investment in the Arama Apartments tax-exempt mortgage bond to the obligor of such bond for proceeds of $7,000,000. Since the carrying value of such bond was also $7,000,000, the Partnership realized no additional loss on the sale.

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

6. Investment in Other Tax-Exempt Bonds

At December 31, 2001 and 2000, the Partnership had an investment in other tax-exempt bonds with a principal amount of $3,900,000 and $3,000,000, respectively. Such tax-exempt bonds bear interest at the rate of 8.25% per annum and mature on December 1, 2026. The bonds are guaranteed by an affiliate of the borrower of such funds and have been pledged as additional collateral for the Partnership's Lake Forest Apartments securitization transaction described in Note 7 to the Combined Financial Statements.

At December 31, 2001, the amortized cost, gross unrealized gain and estimated fair value of such securities were $3,900,000, $39,000 and $3,939,000. At December 31, 2000, the amortized cost and estimated fair value of such securities was $3,000,000.

7. Debt Financing

The terms of the Partnership's debt financings are as follows:

    The financing debt currently bears interest at a weekly floating bond rate, plus credit enhancement, servicing, trustee and related fees, which averaged 3.80% for the period June 20, 2001 to December 31, 2001. From June 21, 2000 until June 20, 2001, the financing debt provided for interest at a fixed rate of 4% plus the aforementioned fees.

    In connection with this securitization, the Partnership deposited $25,250,000 of the Northwoods Lake tax-exempt mortgage bond into (the Primary Trust) which issued $25,250,000 in trust certificates and acquired the primary trust certificates which were not credit enhanced or sold to institutional investors, and $19,300,000 of which are pledged as collateral.

    $12,600,000 of its Woodbridge Apartments of Bloomington III tax-exempt mortgage bonds and $5,300,000 of its Northwoods Lake Primary Trust Certificates described in (3).

    $8,976,000 of its Woodbridge Apartments of Louisville II tax-exempt mortgage bonds and $2,000,000 of its Northwoods Lake Primary Trust Certificates as described in (3).

    $6,700,000 of its Ashley Pointe at Eagle Crest tax-exempt mortgage bonds.

    $4,000,000 of its Northwoods Lake Primary Trust Certificates as described in (3) and $3,900,000 of its other tax-exempt mortgage bonds.

    In addition, such debt financings amortize in correspondence to the securitized tax-exempt mortgage bond.

The Partnership's outstanding debt financing contractually matures as follows:

The securitization transactions are accounted for as financing transactions and, in effect, provide variable-rate financing for the acquisition of new, or the securitization of existing, tax-exempt mortgage bonds. Accordingly, the $59,755,000 of tax-exempt mortgage bonds financed are required to be held in trust, the subordinated interests (RITES) are classified as other assets, and, in the case of the $5,000,000 debt financing, the net cash proceeds were classified as cash and cash equivalents.

The Partnership did not recognize a gain or loss in connection with any of the financing transactions.

8. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The capitalized costs were incurred in connection with the reissuance of certain tax-exempt mortgage bonds and the debt financing transactions. The amounts of such expenses reimbursed to AFCA 2 or an affiliate are shown below. The amounts below represent actual cash reimbursements and do not reflect accruals made at each year end.

AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% of the outstanding principal balance of any tax-exempt mortgage bond or other mortgage investment, unless the owner of the property financed by such tax-exempt mortgage bond or other mortgage investment or another third party is required to pay such administrative fee. For the years ended December 31, 2001 and 2000, the Partnership's administrative fees to AFCA 2 were $29,431 and $1,425 respectively. The Partnership may become obligated to pay additional administrative fees to AFCA 2 in the event it acquires additional tax-exempt mortgage bonds or other mortgage investments and is not able to negotiate the payment of these fees by the property owners or in the event it acquires title to any of the properties securing its existing tax-exempt mortgage bonds by reason of foreclosure. Included in accounts payable and accrued expenses for reimbursed costs and expenses and administrative fees are amounts due AFCA 2 of $284,800 and $16,655 at December 31, 2001 and 2000, respectively.

Under the terms of the Prior Partnership's partnership agreement and also as described above, AFCA 2 is entitled to an administrative fee equal to 0.45% of the original principal amount of the properties financed by the tax-exempt mortgage bonds, payable by the owners of such financed properties. AFCA 2 was also entitled to an administrative fee from the Partnership in the event the Partnership became the equity owner of a property by reason of foreclosure. AFCA 2 received administrative fees of $423,603, $369,548 and $286,732 in 2001, 2000 and 1999, respectively, from the owners of properties financed by the tax-exempt mortgage bonds held by the Partnership. Since these administrative fees are not Partnership expenses, they have not been reflected in the accompanying financial statements. However, such fees are payable by the property owners prior to the payment of any contingent interest on the tax-exempt mortgage bonds secured by these properties.

AFCA 2 remains entitled to receive approximately $359,000 in administrative fees from the Partnership for the year ended December 31, 1989. The payment of these fees, which has been deferred by AFCA 2, is contingent upon, and will be paid only out of future profits realized by the Partnership from the disposition of any Partnership assets. These deferred fees will be recorded as an expense by the Partnership when it is probable that these fees will be paid.

AFCA 2 earned mortgage placement fees of $106,200 and $442,850 during the years ended December 31, 2001 and 2000, in connection with the acquisitions of the Lake Forest Apartments tax-exempt mortgage bonds during 2001 and the Iona Lakes Apartments, Clear Lake Colony Apartments, and Bent Tree Apartments tax-exempt mortgage bonds during 2000. The mortgage placement fees were paid by the owners of the respective apartment properties and, accordingly, have not been reflected in the accompanying financial statements. No such fees were earned by AFCA 2 in 1999.

An affiliate of AFCA 2 was retained to provide property management services for Ashley Square, Northwoods Lake Apartments, Ashley Pointe at Eagle Crest, Shoals Crossing, Iona Lakes Apartments (beginning in April 2000), Clear Lake Colony Apartments beginning in June 2000), Bent Tree Apartments (beginning in December 2000) and Lake Forest Apartments (beginning in April 2001). The management fees paid to the affiliate of AFCA 2 amounted to $585,393 in 2001, $478,179 in 2000 and $320,368 in 1999. These management fees are not Partnership expenses and, accordingly, have not been reflected in the accompanying financial statements. However, such fees are paid out of the revenues generated by these properties prior to the payment of any interest on the tax-exempt mortgage bonds and taxable loans held by the Partnership on these properties.

The Partnership's "other assets" at December 31, 2001, include $5,739,759, representing a taxable loan due from the owners of Northwoods Lake Apartments. The taxable loan due from Northwoods Lake Apartments bears interest at 6.5% per annum, may be repaid at any time, may increase for additional advances and is collateralized by the property. The taxable loan terms provide for interest only payments until December 2021, when the full amount of principal also becomes due and payable. Payment of the interest on the promissory note collateralized by Northwoods Lake Apartments is subordinate to the payment of the base interest on the tax-exempt mortgage bond secured by Northwoods Lake Apartments.

In the fourth quarter of 2001, the Partnership restructured and assigned its taxable loans due from Iona Lakes Apartments, Clear Lake Colony Apartments, Bent Tree Apartments and Lake Forest Apartments to Northwoods Lake Apartments at par plus accrued interest. In exchange, the Partnership received a promissory note collateralized by Northwoods Lake Apartments representing one taxable loan. The Partnership recognized a $150,000 loss on the transaction, which represents the difference in the estimated fair values of the taxable loans exchanged. The estimated fair values of the loans were determined by discounting the expected future cash flows of each taxable loan. Accordingly, the accompanying 2001 financial statements reflect one taxable loan of $5,739,759, due from Northwoods Lake Apartments on the balance sheet at December 31, 2001 and a realized loss on the taxable loans of $150,000 for the year then ended. The owners of the aforementioned properties are employees of the general partner of AFCA 2.

9. Fair Value of Financial Instruments

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

Cash and cash equivalents, interest receivable, accounts payable and accrued expenses, distributions payable and debt financing: Due to their short-term nature, fair value approximates the carrying value of such assets and liabilities.

Investment in tax-exempt mortgage bonds and investment in other tax-exempt bonds: Fair value is based on the Partnership's estimate of fair value as described in Note 2(B).

Investment in taxable loans: Fair value is based upon the discounted future cash flows to service the loans and approximated carrying value at December 31, 2001.

10. Summary of Unaudited Quarterly Results of Operations

(1) Includes a loss of $150,000 realized on the Partnership's taxable loans.

(2) Includes a loss of $1,100,000 realized on the tax-exempt mortgage bond secured by Arama Apartments.

The BUCs are quoted on the NASDAQ National Market System under the symbol ATAXZ. Prior to the Merger Date, the BUCs were quoted under the symbol AFTXZ. The high and low quarterly prices of the BUCs were compiled from on-line sources based on information provided by NASDAQ.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

By America First Capital
Associates Limited
Partnership Two, General
Partner of the Partnership

By America First Companies L.L.C.,
General Partner of
America First Capital
Associates Limited
Partnership Two

By /s/ Michael Thesing
Michael Thesing, Vice
President and
Principal Financial Officer

Date: March 22, 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Date: March 22, 2002 By /s/ Michael B. Yanney*
Michael B. Yanney,
Chairman of the Board and
Manager

Date: March 22, 2002 By /s/ Lisa Y. Roskens*
Lisa Y. Roskens,
Chief Executive Officer, President and Manager

Date: March 22, 2002 By /s/ Michael Thesing
Michael Thesing,
Principal Financial Officer

Date: March 22, 2002 By /s/ Martin A. Massengale*
Martin A. Massengale,
Manager

Date: March 22, 2002 By /s/ Alan Baer*
Alan Baer,
Manager

Date: March 22, 2002 By /s/ Gail Walling Yanney*
Gail Walling Yanney,
Manager

Date: March 22, 2002 By /s/ Mariann Byerwalter*
Mariann Byerwalter,
Manager

Date: March 22, 2002 By /s/ George H. Krauss*
George H. Krauss,
Manager

Date: March 22, 2002 By /s/ Clayton K. Yeutter*
Clayton K. Yeutter,
Manager

*By Michael Thesing,
Attorney-in-Fact

/s/ Michael Thesing
Michael Thesing

EXHIBIT 24

POWER OF ATTORNEY

POWER OF ATTORNEY

The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2001, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Tax Exempt Investors, L.P.
America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2002.

/s/ Michael B. Yanney
Michael B. Yanney

POWER OF ATTORNEY

The undersigned hereby appoints Michael Thesing as her agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2001 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Tax Exempt Investors, L.P.
America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2002.

/s/ Lisa Y. Roskens
Lisa Y. Roskens

POWER OF ATTORNEY

The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2001, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Tax Exempt Investors, L.P.
America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2002.

/s/ Martin A. Massengale
Martin A. Massengale

POWER OF ATTORNEY

The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2001, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Tax Exempt Investors, L.P.
America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2002.

/s/ Alan Baer
Alan Baer

POWER OF ATTORNEY

The undersigned hereby appoints Michael Thesing as her agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2001 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Tax Exempt Investors, L.P.
America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2002.

/s/ Gail Walling Yanney
Gail Walling Yanney

POWER OF ATTORNEY

The undersigned hereby appoints Michael Thesing as her agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2001 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Tax Exempt Investors, L.P.
America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2002.

/s/ Mariann Byerwalter
Mariann Byerwalter

POWER OF ATTORNEY

The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2001 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Tax Exempt Investors, L.P.
America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2002.

/s/ George H. Krauss
George H. Krauss

POWER OF ATTORNEY

The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2001 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Tax Exempt Investors, L.P.
America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 2002.

/s/ Clayton K. Yeutter
Clayton K. Yeutter

EXHIBIT 99

REPORT OF AUDIT COMMITTEE

The Audit Committee of America First Companies L.L.C. ("America First"), which is the general partner of the general partner of America First Tax Exempt Investment Partners, L.P. (the "Partnership"), is currently comprised of Martin A. Massengale, Mariann Byerwalter, and Clayton K. Yeutter each of whom is an independent manager of America First. The Audit Committee operates under a written charter.

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

The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2001 with management of the Partnership and with representatives of KPMG. As a result of these discussions, the Audit Committee believes that America First maintains an effective system of accounting controls that allow it to prepare financial statements that fairly present the Partnership's financial position and results of its operations. Discussions with KPMG also included the matters required by Statement on Auditing Standard No. 61 (Communications with Audit Committees).

In addition, the Audit Committee reviewed the independence of KPMG. We received written disclosures and a letter from KPMG regarding its independence as required by Independent Standards Board Standards No. 1 and discussed this information with KPMG.

Based on the foregoing, the Audit Committee has recommended to the full Board of Managers of America First that the audited financial statements of the Partnership for the year ended December 31, 2001 be included in the Partnership's annual report on Form 10-K to be filed with the Securities and Exchange Commission.

Martin A. Massengale
Mariann Byerwalter
Clayton K. Yeutter