Form 10-Q
period 2002-03-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2002-05-14
CIK 1059142

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
FOR THE QUARTER ENDED MARCH 31, 2002
Printable Version

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-24843

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

YES X NO

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

INDEX

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Balance Sheets as of March 31, 2002 (Unaudited) and December 31, 2001

Statements of Operations for the three months ended March 31, 2002 and 2001 (Unaudited)

Statement of Partners' Capital for the three months ended March 31, 2002 (Unaudited)

Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (Unaudited)

Notes to Financial Statements (Unaudited)

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II OTHER INFORMATION

SIGNATURES

Part I. Financial Information

Item 1. Financial Statements

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

BALANCE SHEETS

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

For the Three Months Ended Mar. 31, 2002		For the Three Months Ended Mar. 31, 2001
Income				
Mortgage bond investment income	$	2,277,776	$	2,359,323
Other bond investment income		80,437		61,875
Other interest income		129,538		161,067
Contingent interest income		-		10,000
		2,487,751		2,592,265
Expenses				
Interest expense		341,664		562,468
Amortization expense		6,243		6,974
General and administrative expenses		266,401		194,681
		614,308		764,123
Net income		1,873,443		1,828,142
Other comprehensive income:				
Unrealized gains on securities				
Net unrealized holding gains arising during the period		-		-
Net comprehensive income	$	1,873,443	$	1,828,142
Net income allocated to:				
General Partner	$	18,734	$	20,681
BUC holders		1,854,709		1,807,461
	$	1,873,443	$	1,828,142
Net income, basic and diluted, per BUC	$	0.19	$	0.18
Weighted average number of BUCs outstanding, basic and diluted		9,837,928		9,837,928

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

STATEMENT OF PARTNERS' CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2002

(UNAUDITED)

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

The accompanying notes are an integral part of the financial statements.

1. Basis of Presentation

The accompanying interim unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2002, and the results of operations for all periods presented have been made. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Debt Financing

The Partnership's debt financing bears interest at a weekly floating bond rate which was 2.29% and 4.57% for the three months ended March 31, 2002 and 2001, respectively.

3. New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (FAS) No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" which provide guidance on how entities are to account for business combinations and for the goodwill and other intangible assets that arise from those combinations or are acquired otherwise. The adoption of these standards on January 1, 2002 did not have an impact on the financial statements of the Partnership.

In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment of Long-Lived Assets", which provides guidance on the accounting of long-lived assets to be held and used or to be disposed of and the reporting of discontinued operations. The adoption of this standard on January 1, 2002, did not have an impact on the financial statements of the Partnership.

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

Results of Operations

The Partnership's primary assets are its tax-exempt mortgage bonds which provide permanent financing for nine multifamily housing properties. Each bond provides payment of interest at a base rate and the payment of contingent interest out of the net operating income of the underlying property. A description of the multifamily housing properties collateralizing the tax-exempt mortgage bonds owned by the Partnership at March 31, 2002 is as follows:

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Mortgage bond investment income decreased $81,547 (3%) for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, due to: (i) a decrease of approximately $346,000 of past-due base interest earned in 2001 on the Partnership's formerly owned Arama Apartments tax-exempt mortgage bond; (ii) a decrease of $85,000 of past-due base interest earned in 2001 on the Northwoods Lake tax-exempt mortgage bond; (iii) an increase of approximately $165,000 of past due base interest earned in 2002 on the formerly owned Shoal's Crossing tax-exempt bond and (IV) an increase of approximately $183,000 earned in 2002 on the Lake Forest Apartments tax-exempt mortgage bond acquired in December 2001.

The Partnership earned substantially all of its base interest due in the first quarter of 2002 on all of its tax-exempt mortgage bonds held at March 31, 2002.

Other bond investment income represents income earned on the Partnership's investment in other tax-exempt bonds and increased $18,562 (30%) from the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 due to a full quarter of interest earned on the Partnership's $900,000 investment acquired in the first quarter of 2001.

Other interest income represents income earned on the Partnership's taxable loans and on its cash and cash equivalents. The decrease of $31,529 (20%) for the three months ended March 31, 2002 compared to the same period in 2001 is primarily due to decreases in the interest rates earned on its cash and cash equivalents.

The Partnership did not earn any contingent interest income in the first quarter of 2002. During the first quarter of 2001, the Partnership earned $10,000 of contingent interest income from the Ashley Pointe at Eagle Crest tax-exempt mortgage bond.

Interest expense on the Partnership's debt financing to acquire certain tax-exempt mortgage bonds decreased $220,804 (39%) for the three months ended March 31, 2002 compared to the same period in 2001, due to a decline in the short term tax-exempt interest rates. The Partnership's average effective interest rate on the debt financing was 2.29% for the three months ended March 31, 2002 compared to 4.57 % for the three months ended March 31, 2001.

Amortization expense decreased $731 for the first quarter of 2002 compared to the first quarter of 2001, primarily due to the Shoals Crossing tax-exempt mortgage bond, which was sold in December 2001.

General and administrative expenses increased $71,720 (37%) for the three months ended March 31, 2002 compared to the same period in 2001, due to increases in salaries and legal expenses.

Liquidity and Capital Resources

Cash provided by operating activities for the three months ended March 31, 2002 decreased $745,374 compared to the same period a year earlier mainly due to a decrease in accounts payable and accrued expenses. Cash used in investing activities decreased $179,765 for the three months ended March 31, 2002 compared to the same period in 2001 mainly due to decreases in advances for the taxable loans offset by a slight increase in debt financing and bond reissue costs paid Cash used in financing activities for the three months ended March 31, 2002 is consistent with the prior year and consists of distributions to BUC holders.

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

The Partnership believes that cash provided by net interest income from its tax-exempt mortgage bonds and other investments will be adequate to meet its projected short-term and long-term liquidity requirements, including the payment of expenses and distributions to BUC holders.

Forward Looking Statements

This report contains forward looking statements that reflect management's current beliefs and estimates of future economic circumstances, industry conditions, the Partnership's performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Partnership and the investments it has made (including, but not limited to, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations"), constitute forward looking statements. BUC holders and others should understand that these forward looking statements are subject to numerous risks and uncertainties and a number of factors could affect the future results of the Partnership and could cause those results to differ materially from those expressed in the forward looking statements contained herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership's primary market risk exposures are interest rate risk related primarily to its variable rate debt financing which it has used to securitize acquisitions of tax-exempt mortgage bonds and credit risk related to its investments in tax-exempt mortgage bonds. The Partnership does not enter into derivative instrument transactions for speculative purposes.

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

At March 31, 2002, the Partnership had total variable-rate debt financing with a principal amount of $59,755,000. The weighted average interest rate of the variable-rate financing was 2.29%, including fees, for the three months ended March 31, 2002

The stated maturity dates of the Partnership's debt financing are as follows:

If the average BMA rate had increased or decreased by 100 basis points during the first quarter of 2002, the interest expense recognized on the variable-rate debt financing would have increased or decreased by approximately $150,000, respectively. In the event of an unfavorable fluctuation in interest rates, the Partnership may collapse each of the financing transactions based upon the terms of its call feature in the respective debt financing securitization. In the event that short-term tax-exempt interest rates rise dramatically and exceed the base rate of the securitized tax-exempt mortgage bond, the trust may be collapsed as a result of insufficient interest from the underlying fixed rate tax-exempt mortgage bond to service the floating rate senior interest obligations of the P-Float. The Partnership has pledged additional tax-exempt mortgage bonds as collateral in the P-Float transactions whose interest income may also be used to service the P-Float obligations to avoid a collapse of the trust. In general, an increase in debt financing costs would decrease net interest income and cash available for distributions.

Credit Risk

The Partnership's primary credit risk is the risk of default on its portfolio of tax-exempt mortgage bonds and taxable loans collateralized by the multifamily properties. The tax-exempt mortgage bonds are not direct obligations of the governmental authorities that issued the bonds and are not guaranteed by such authorities or any insurer or other party. In addition, the mortgage bonds and the associated taxable loans are nonrecourse obligations of the property owner. As a result, the sole source of principal and interest payments (including both base and contingent interest) on the tax-exempt mortgage bonds and the taxable loans is the net rental revenues generated by these properties or the net proceeds from the sale of these properties. Additionally, some of our income may come from additional interest (contingent interest) on participating tax-exempt bonds. The collection of additional interest may decrease in times of economic slow down due to lower cash available from the properties.

If a property is unable to sustain net rental revenues at a level necessary to pay current debt service obligations on the Partnership's mortgage bond or taxable loan on such property, a default may occur. A property's ability to generate net rental income is subject to a wide variety of factors, including, rental and occupancy rates of the property and the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes as an alternative to renting. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of an apartment property.

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

The Partnership is also exposed to a credit risk with respect to its debt financing. All of the Partnership's debt financing has been obtained using securitizations issued through the Merrill Lynch P-Float program. In this program, the senior interests sold are credit enhanced by Merrill Lynch or its affiliate. The liquidity and credit enhancement facilities are generally for one-year terms and are renewable annually by the credit enhancer. To the extent that the credit enhancer is downgraded below "AA", either an alternative credit enhancement provider would be substituted to reinstate the desired investment rating or the senior interests would be marketed to other accredited investors. In either case, it is anticipated that the net return on the residual interests would decrease, which would negatively impact the Partnerships income. If the credit enhancer does not renew the liquidity or credit enhancement facilities, the Partnership would be forced to find alternative liquidity or credit enhancement facilities, repurchase the underlying bonds or liquidate the underlying bond and its investment in the residual interests. The Partnership recognizes the concentration of financing with this institution and periodically monitors its ability to continue to perform.

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

4(b) Agreement of Limited Partnership of the Partnership (incorporated by reference to Form 10-K dated December 31, 1998 filed pursuant to Section 13 or 15(d) of the Securities Act of 1934 by America First Tax Exempt Investors, L.P. (Commission File No. 000-24843)).

4(c) Amended Agreement of Merger, dated June 12, 1998, between the Partnership and America First Tax Exempt Mortgage Fund Limited Partnership (incorporated by reference to Exhibit 4.3 to Amendment No. 3 to Registration Statement on Form S-4 (Commission File No. 333-50513) filed by the Partnership on September 14, 1998).

(b) Reports on Form 8-K

The Partnership did not file any reports on Form 8-K during the quarter for which this report is filed.

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

Date: May 13, 2002