Form 10-Q
period 2002-06-30
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2002-08-13
CIK 1059142

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
FOR THE QUARTER ENDED JUNE 30, 2002
Printable Version

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

INDEX

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Balance Sheets as of June 30, 2002 (Unaudited) and December 31, 2001 1
Statements of Income and Comprehensive Income for the three and six months ended June 30, 2002 and 2001 (Unaudited) 2
Statement of Partners' Capital for the six months ended June 30, 2002 (Unaudited) 3
Statements of Cash Flows for the six months ended June 30, 2002 and 2001 (Unaudited) 4
Notes to Financial Statements (Unaudited) 5

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 8

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK 11

PART II OTHER INFORMATION 14

SIGNATURES 15

Part I. Financial Information

Item 1. Financial Statements

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
BALANCE SHEETS

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENT OF PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2002
(UNAUDITED)

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

The accompanying notes are an integral part of the financial statements.

1. Basis of Presentation

The accompanying interim unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2002, and the results of operations for all periods presented have been made. The results of operations for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Debt Financing

The Partnership's debt financing bears interest at a weekly floating bond rate which averaged 2.29% and 3.78% for the six months ended June 30, 2002 and 2001, respectively.

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

4. Related Party Transactions

The General Partner is entitled to receive an administrative fee from the Partnership equal to 0.45% of the outstanding principal balance of any tax-exempt mortgage bond or other mortgage investment, unless the owner of the property financed by such tax-exempt mortgage bond or other mortgage investment or another third party is required to pay such administrative fee. For the six and three month periods ended June 30, 2002, the Partnerships' administrative fees to the General Partner were $4,388 and $8,775, respectively. The Partnership may become obligated to pay additional administrative fees to General Partner in the event it acquires additional tax-exempt mortgage bonds or other mortgage investments and is not able to negotiate the payment of these fees by the property owners or in the event it acquires title to any of the properties securing its existing tax-exempt mortgage bonds by reason of foreclosure.

Under the terms of the Prior Partnership's partnership agreement and also as described above, the General Partner is entitled to an administrative fee equal to 0.45% of the original principal amount of the properties financed by the tax-exempt mortgage bonds, payable by the owners of such financed properties. The General Partner was also entitled to an administrative fee from the Partnership in the event the Partnership became the equity owner of a property by reason of foreclosure. The General Partner received administrative fees of $207,729 and $98,401, respectively for the six and three month periods ended June 30, 2002 from the owners of properties financed by the tax-exempt mortgage bonds held by the Partnership. Since these administrative fees are not Partnership expenses, they have not been reflected in the accompanying financial statements. However, such fees are payable by the property owners prior to the payment of any contingent interest on the tax-exempt mortgage bonds secured by these properties.

The General Partner remains entitled to receive approximately $359,000 in administrative fees from the Partnership for the year ended December 31, 1989. The payment of these fees, which has been deferred by the General Partner, is contingent upon, and will be paid only out of future profits realized by the Partnership from the disposition of any Partnership assets. These deferred fees will be recorded as an expense by the Partnership when it is probable that these fees will be paid.

An affiliate of the General Partner was retained to provide property management services for Ashley Square, Northwoods Lake Apartments, Ashley Pointe at Eagle Crest, Iona Lakes Apartments (beginning in April 2000), Clear Lake Colony Apartments (beginning in June 2000), Bent Tree Apartments (beginning in December 2000) and Lake Forest Apartments (beginning in April 2001). The management fees paid to the affiliate of the General Partner amounted to $296,353 and $149,889 for the six and three month periods ended June 30, 2002, respectively. These management fees are not Partnership expenses and, accordingly, have not been reflected in the accompanying financial statements. However, such fees are paid out of the revenues generated by these properties prior to the payment of any interest on the tax-exempt mortgage bonds and taxable loans held by the Partnership on these properties.

5. Subsequent Event

On July 1, 2002, the Partnership purchased an interest rate cap from Bear Stearns Financial Products, Inc. in an effort to mitigate its exposure to changes in short term interest rates and its counterparty credit risk exposure. The interest rate cap was purchased at a $489,000 premium, has a cap on the floating rate index of 3%, has a notional amount of $20,000,000 and matures on July 1, 2006. It effectively caps the floating rate index (the BMA Municipal Index) at 3%, so the maximum interest rate to be paid on $20,000,000 of debt financing is 3% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points. The interest rate cap is accounted for as a cash flow hedge of the floating rate debt financing.

The Partnership accounts for its interest rate cap in accordance with the Financial Accounting Standards Board Statement No. 133 "Accounting for Derivatives". At the inception, the Partnership designated the interest rate cap as a cash flow hedge of $20 million of floating rate debt financing. The hedge is considered highly effective at inception as the critical terms of the cap and the floating rate debt financing are substantially the same. The calculation of effectiveness is made when the floating rate (the BMA Municipal Index) is greater than 3% and will exclude the effect of changes in the fair value of the cap. The fair value of the cap at inception is its cost ($489,000), which is all attributable to its time value as the strike rate of the cap (3%) is greater than the current floating rate. Changes in the time value, or fair value, of the cap will be marked to market with the difference recognized in earnings over the term of the cap.

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

Results of Operations

The Partnership's primary assets are its tax-exempt mortgage bonds which provide permanent financing for nine multifamily housing properties. Each bond provides payment of interest at a base rate and the payment of contingent interest out of the net operating income of the underlying property. A description of the multifamily housing properties collateralizing the tax-exempt mortgage bonds owned by the Partnership at June 30, 2002 is as follows:

The financial results of the Partnership have not been significantly impacted by the nation's current economic conditions. Year to date net income has increased 6.6% from the previous year to date period. Stabilized interest income and decreasing interest expense on the Partnership's floating rate financing contribute to the earnings growth. At June 30, 2002, all of the Partnership's tax-exempt mortgage bonds are paying their full amount of base interest, however a prolonged weakened economy may negatively impact future interest income. Furthermore, the collection of contingent interest payable from the excess cash flow of the underlying properties may decrease significantly in times of economic slowdown. The following discussion provides a more detailed comparison of the quarter and year to date financial results of the Partnership.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Mortgage bond investment income increased $46,785 (2%) for the three months ended June 30, 2002 compared to the three months ended June 30, 2001, due to: (i) an increase of approximately $173,000 earned in 2002 on the Lake Forest Apartments tax-exempt mortgage bond which was acquired in December 2001 and (ii) an increase of approximately $4,000 earned in 2002 on the Partnership's other investments, partially offset by; (iii) a decrease of $85,000 of past-due base interest earned in 2001 on the Northwoods Lake tax-exempt mortgage bond, and (iv) a decrease of $45,000 of past-due base interest earned in 2001 on the formerly owned Shoal's Crossing tax-exempt bond.

The Partnership earned all of its base interest due in the second quarter of 2002 on all of its tax-exempt mortgage bonds held at June 30, 2002.

Other bond investment income represents income earned on the Partnership's investment in other tax-exempt bonds and decreased $4,468 (5.3%) from the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001.

Other interest income represents income earned on the Partnership's taxable loan and on its cash and cash equivalents. The increase of $6,572 (5.4%) for the three months ended June 30, 2002 compared to the same period in 2001 is primarily due to an increase in the principal balance of the taxable loan and an increase in the cash and cash equivalents balance partially offset by a decrease in the interest rates earned on its cash and cash equivalents.

Contingent interest income increased $24,092 (349.3%) for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. During the second quarter of 2002, the Partnership earned $7,200 of contingent interest income from Woodbridge of Bloomington and $23,789 from Woodbridge of Louisville. During the second quarter of 2001, the Partnership earned $6,897 of contingent interest income from the Ashley Pointe at Eagle Crest tax-exempt mortgage bond. Contingent interest income which is only paid to the Partnership from the excess cash flow of the underlying properties, is recognized by the Partnership as income when received.

Interest expense on the Partnership's debt financing decreased $223,110 (39.3%) for the three months ended June 30, 2002 compared to the same period in 2001, due to a significant decline in the short term tax-exempt interest rates. The Partnership's average effective interest rate on the debt financing was 2.29% for the three months ended June 30, 2002 compared to 3.78 % for the three months ended June 30, 2001. This decrease is partially offset by a $10.6 million increase in the debt financing balance outstanding from the December 2001 Lake Forest tax-exempt mortgage bond acquisition.

Amortization expense increased $3,318 for the second quarter of 2002 compared to the second quarter of 2001, due to an increase in debt financing costs incurred to acquire the Lake Forest Apartments tax-exempt bond in December 2001.

General and administrative expenses increased $120,745 (60.8%) for the three months ended June 30, 2002 compared to the same period in 2001, due primarily to increases in agency and lender fees, salaries and related expenses as well as increases in printing and legal expenses.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Mortgage bond investment income decreased $34,762 (.8%) for the six months ended June 30, 2002 compared to the six months ended June 30, 2001, due to: (i) a decrease of approximately $346,000 of past-due base interest earned in 2001 on the Partnership's formerly owned Arama Apartments tax-exempt mortgage bond; (ii) a decrease of $170,000 of past-due base interest earned in 2001 on the Northwoods Lake tax-exempt mortgage bond; (iii) an increase of approximately $119,000 of past due base interest earned in 2002 on the formerly owned Shoal's Crossing tax-exempt bond which was sold in December 2001 and (iv) an increase of approximately $356,000 earned in 2002 on the Lake Forest Apartments tax-exempt mortgage bond acquired in December 2001.

The Partnership earned all of its base interest due in the first six months of 2002 on all of its tax-exempt mortgage bonds held at June 30, 2002.

Other bond investment income represents income earned on the Partnership's investment in other tax-exempt bonds and remained consistent from the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

Other interest income represents income earned on the Partnership's taxable loan and on its cash and cash equivalents. The decrease of $24,957 (8.8%) for the six months ended June 30, 2002 compared to the same period in 2001 is primarily due to decreases in the interest rates earned on its cash and cash equivalents offset by an increase in the principal balance of the taxable loan.

Contingent interest income increased $14,092 (83.4%) for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. During the six months ended June 30, 2002, the Partnership earned $7,200 of contingent interest income from Woodbridge of Bloomington and $23,789 from Woodbridge of Louisville. During the comparable period in 2001, the Partnership earned $6,897 of contingent interest income from Bent Tree Apartments tax-exempt mortgage bond and $10,000 from Ashley Pointe at Eagle Crest tax-exempt mortgage bond. Contingent interest income which is only paid to the Partnership from the excess cash flow of the underlying properties, is recognized by the Partnership as income when received.

Interest expense on the Partnership's debt financing decreased $443,914 (39.3%) for the six months ended June 30, 2002 compared to the same period in 2001, due to a significant decline in the short term tax-exempt interest rates. The Partnership's average effective interest rate on the debt financing was 2.29% for the six months ended June 30, 2002 compared to 3.78 % for the six months ended June 30, 2001. This decrease is partially offset by a $10.6 million increase in the debt financing balance outstanding from the December 2001 Lake Forest tax-exempt mortgage bond acquisition.

Amortization expense increased $2,587 for the six months ended June 30, 2002 compared to the six months ended June 30, 2001, due to an increase in debt financing costs incurred to acquire the Lake Forest Apartments tax-exempt bond in December 2001.

General and administrative expenses increased $192,465 (48.9%) for the six months ended June 30, 2002 compared to the same period in 2001, due primarily to increases in agency and lender fees, salaries and related expenses as well as increases in legal expenses and printing.

Liquidity and Capital Resources

Cash provided by operating activities for the six months ended June 30, 2002 decreased $503,426 compared to the same period a year earlier mainly due to timing decreases in accounts payable and accrued expenses. Cash used in investing activities decreased $1,585,176 for the six months ended June 30, 2002 compared to the same period in 2001 primarily due to a decrease in the acquisition of other tax-exempt bonds and decreases in advances on the taxable loan. Cash used in financing activities for the six months ended June 30, 2002 is consistent with the prior year and primarily consists of distributions to BUC holders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership's primary market risk exposures are interest rate risk related primarily to its variable rate debt financing which it has used to securitize acquisitions of tax-exempt mortgage bonds and credit risk related to its investments in tax-exempt mortgage bonds. The Partnership may enter into derivative transactions to hedge or mitigate its interest rate risk and credit risk. The Partnership does not enter into derivative instrument transactions for speculative purposes.

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

At June 30, 2002, the Partnership had total variable-rate debt financing with a principal amount of $59,700,000. The weighted average interest rate of the variable-rate financing was 2.29%, including fees, for the six months ended June 30, 2002.

The stated maturity dates of the Partnership's debt financing are as follows:

The Partnership is currently evaluating its future financing alternatives for the $27,335,000 of debt financing which matures in 2002.

On July 1, 2002, the Partnership purchased an interest rate cap from Bear Stearns Financial Products, Inc. in an effort to mitigate its exposure to changes in short interest rates and its counterparty credit risk exposure. The interest rate cap was purchased at a $489,000 premium, has a cap on the floating rate index of 3%, has a notional amount of $20,000,000 and matures on July 1, 2006. It effectively caps the floating rate index (the BMA Municipal Index) at 3%, so the maximum interest rate to be paid on $20,000,000 of debt financing is 3% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points. The interest rate cap is accounted for as a cash flow hedge of the floating rate debt financing.

The Partnership accounts for its interest rate cap in accordance with the Financial Accounting Standards Board Statement No. 133 "Accounting for Derivatives". At the inception, the Partnership designated the interest rate cap as a cash flow hedge of $20 million of floating rate debt financing. The hedge is considered highly effective at inception as the critical terms of the cap and the floating rate debt financing are substantially the same. The calculation of effectiveness is made when the floating rate (the BMA Municipal Index) is greater than 3% and will exclude the effect of changes in the fair value of the cap. The fair value of the cap at inception is its cost of $489,000, which is all attributable to its time value as the strike rate of the cap (3%) is greater than the current market floating rate. Changes in the time value, or fair value, of the cap will be marked to market with the difference recognized in earnings over the term of the cap.

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

The Partnership's primary method of managing the credit risks associated with its mortgage bonds and taxable loans is to perform a complete due diligence and underwriting process of the properties securing these mortgage bonds and loans and to carefully monitor the performance of each property on a continuous basis.

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

4. Contract and Agreement dated July 1, 2002 between America First Tax Exempt Investors, L.P. and Bear Stearns Financial Products, Inc., to confirm the terms of the interest rate cap transaction between the parties.

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
General Partner of
America First Capital
Associates Limited
Partnership Two

By /s/ Mark A. Hiatt
Vice President, Secretary and Treasurer

(Principal Financial Officer)

Date: August 13, 2002