Form 10-Q
period 2002-09-30
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2002-11-14
CIK 1059142

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
FOR THE QUARTER ENDED SEPTEMBER 30, 2002
Printable Version

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

INDEX

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2002 (Unaudited) and December 31, 2001

Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2002 and 2001 (Unaudited)

Statement of Partners' Capital for the nine months ended September 30, 2002 (Unaudited)

Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 (Unaudited)

Notes to Financial Statements (Unaudited)

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 CONTROLS AND PROCEDURES

PART II OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

CERTIFICATIONS

Part I. Financial Information

Item 1. Financial Statements

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
BALANCE SHEETS

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENT OF PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(UNAUDITED)

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

The accompanying notes are an integral part of the financial statements.

1. Basis of Presentation

The accompanying interim unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2002, and the results of operations for all periods presented have been made. The results of operations for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Debt Financing

The Partnership's debt financing bears interest at a weekly floating bond rate plus remarketing, credit enhancement, liquidity and trustee fees, which averaged 2.30% and 3.43% for the three and nine months ended September 30, 2002 and 2001, respectively.

In the third quarter of 2002, the Partnership extended the stated maturity of $44,165,000 of its debt financing which previously matured in 2002 ($27,130,000) to 2024 and 2004 ($17,035,000) to 2023, respectively. The extensions of the stated maturities were completed to better correspond to the maturities of the securitized tax-exempt mortgage bonds.

3. Related Party Transactions

The General Partner is entitled to receive an administrative fee from the Partnership up to 0.45% of the outstanding principal balance of any tax-exempt mortgage bond or other mortgage investment, unless the owner of the property financed by such tax-exempt mortgage bond or other mortgage investment or another third party is required to pay such administrative fee. For the three and nine month periods ended September 30, 2002, the Partnerships' administrative fees to the General Partner were $4,388 and $13,163, respectively. For the three and nine month periods ended September 30, 2001, the Partnerships' administrative fees to the General Partner were $4,388 and $13,478, respectively. The Partnership may become obligated to pay additional administrative fees to the General Partner in the event the Partnership acquires additional tax-exempt mortgage bonds or other mortgage investments and is not able to negotiate the payment of these fees by the property owners or in the event the Partnership acquires title to any of the properties securing its existing tax-exempt mortgage bonds by reason of foreclosure.

Under the terms of the Prior Partnership's partnership agreement and also as described above, the General Partner is entitled to an administrative fee equal to 0.45% of the original principal amount of the properties financed by the tax-exempt mortgage bonds, payable by the owners of such financed properties. The General Partner was also entitled to an administrative fee from the Partnership in the event the Partnership became the equity owner of a property by reason of foreclosure. The General Partner received administrative fees of $97,457 and $305,186, respectively for the three and nine month periods ended September 30, 2002 from the owners of properties financed by the tax-exempt mortgage bonds held by the Partnership. Since these administrative fees are not Partnership expenses, they have not been reflected in the accompanying financial statements. However, such fees are payable by the property owners prior to the payment of any contingent interest on the tax-exempt mortgage bonds secured by these properties.

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

An affiliate of the General Partner was retained to provide property management services for Ashley Square, Northwoods Lake Apartments, Ashley Pointe at Eagle Crest, Iona Lakes Apartments, Clear Lake Colony Apartments, Bent Tree Apartments, Lake Forest Apartments (beginning in April 2001), and Fairmont Oaks Apartments (beginning in October 2002). The management fees paid to the affiliate of the General Partner amounted to $144,570 and $440,923 for the three and nine month periods ended September 30, 2002, respectively. These management fees are not Partnership expenses and, accordingly, have not been reflected in the accompanying financial statements. However, such fees are paid out of the revenues generated by these properties prior to the payment of any interest on the tax-exempt mortgage bonds and taxable loans held by the Partnership on these properties.

4. Interest Rate Cap Agreements

The Partnership has entered into two derivative agreements in order to mitigate its exposure to interest rates on its variable rate debt financing.

On July 1, 2002, the Partnership purchased an interest rate cap from Bear Stearns Financial Products, Inc. The interest rate cap was purchased at a $489,000 premium, has a cap on the floating rate index of 3%, has a notional amount of $20,000,000 and matures on July 1, 2006. It effectively caps the floating rate index (the BMA Municipal Index) at 3%, so the maximum interest rate to be paid on $20,000,000 of debt financing is 3% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points. The interest rate cap is accounted for as a cash flow hedge of the variable rate debt financing.

On November 1, 2002, the Partnership purchased a convertible interest rate cap from Bank of America. The convertible interest rate cap was purchased at a $250,000 premium, has a cap on the floating rate index of 3%, has a notional amount of $10,000,000 and matures on November 1, 2007. It effectively caps the floating rate index at 3%, so the maximum interest rate to be paid on $10,000,000 of debt financing is 3% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points. If the floating rate index declines to a level where Bank of America elects to exercise its option, the convertible cap is converted to a fixed rate swap and the Partnership's interest expense is converted to a fixed rate of 2.6% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points for the remaining term of the agreement. The convertible interest rate cap is accounted for as a cash flow hedge of the variable rate debt financing.

The Partnership accounts for its interest rate cap agreements in accordance with the Financial Accounting Standards Board Statement No. 133 "Accounting for Derivatives". At the inception, the Partnership designated the interest rate cap agreements as cash flow hedges of floating rate debt financing. The hedges are considered highly effective at inception as the critical terms of the caps and the floating rate debt financing are substantially the same. The calculation of effectiveness is made when the floating rate (the BMA Municipal Index) is greater than the strike rate of the caps (3%) and will exclude the effect of changes in the fair value of the cap. The fair value of the caps at inception are their cost , which is all attributable to its time value as the strike rates of the caps (3%) are greater than the current floating rate. Changes in the time value, or fair value, of the caps will be marked to market with the difference recognized in earnings over the term of the caps. Interest rate cap expense was $30,562 for the three and nine month periods ended September 30, 2002, and is included as a component of interest expense in the accompanying financial statements.

5. New Accounting Pronouncements

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

6. Commitment

In September 2002, the Partnership entered into a plan to acquire an interest in tax-exempt mortgage bonds secured by Fairmont Oaks Apartments in Gainsville, Florida which total $8,020,000. In connection with this acquisition, the Partnership pledged $5,950,000 of Primary Trust Certificates related to its Northwoods Lake Apartments tax-exempt mortgage bonds.

In addition, the Partnership has loaned $999,954 to the owners of Fairmont Oaks Apartments in the form of a taxable loan, bearing interest at 6.5%. The purpose of the taxable loan is to facilitate the Partnership's acquisition of the tax-exempt mortgage bonds secured by Fairmont Oaks Apartments. The owners of Fairmont Oaks Apartments are employees of the General Partner of the Partnership.

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

Results of Operations

The Partnership's primary assets are its tax-exempt mortgage bonds which provide permanent financing for nine multifamily housing properties. Each bond provides payment of interest at a base rate and the payment of contingent interest out of the net operating income of the underlying property. A description of the multifamily housing properties collateralizing the tax-exempt mortgage bonds owned by the Partnership at September 30, 2002 is as follows:

In September 2002, the Partnership entered into a plan to acquire an interest in tax-exempt mortgage bonds secured by Fairmont Oaks Apartments in Gainsville, Florida which total $8,020,000. In connection with this acquisition, the Partnership pledged $5,950,000 of Primary Trust Certificates related to its Northwoods Lake Apartments tax-exempt mortgage bonds .

In addition, the Partnership has loaned $999,954 to the owners of Fairmont Oaks Apartments in the form of a taxable loan, bearing interest at 6.5%. The purpose of the taxable loan is to facilitate the Partnership's acquisition of the tax-exempt mortgage bonds secured by Fairmont Oaks Apartments. The owners of Fairmont Oaks Apartments are employees of the General Partner of the Partnership.

Although current economic conditions in the multi-family housing markets are weak, the financial results of the Partnership have not been significantly impacted. Rather, the decreasing variable rates on the Partnership's floating rate debt financing have contributed positively to the net income growth of approximately 5% from the previous year to date period. At September 30, 2002, all of the Partnership's tax-exempt mortgage bonds are paying their full amount of base interest however a prolonged weakened economy and the resulting decline in net rental revenues from the Partnership's collateral of multi-family properties may negatively impact future interest income. Furthermore, the collection of contingent interest payable from the excess cash flow of the underlying properties may decrease significantly in times of economic slowdown. The Partnership remains aware of this potential and continues to monitor the performance of the multi-family properties collateralizing its tax-exempt mortgage bonds. The average economic occupancy of the multi-family properties was 87% for the nine months ended September 30, 2002 compared to 88% for the six months ended June 30, 2002, representing a decline of approximately 1%.

The following discussion provides a more detailed comparison of the quarter and year to date financial results of the Partnership.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Mortgage bond investment income increased $61,487 (3%) for the three months ended September 30, 2002 compared to the three months ended September 30, 2001, due to: (i) an increase of approximately $182,000 earned in 2002 on the Lake Forest Apartments tax-exempt mortgage bond which was acquired in December 2001 and (ii) a net increase of approximately $4,000 earned in 2002 on the Partnership's other investments, partially offset by; (iii) a decrease of $85,000 of past-due base interest earned in 2001 on the Northwoods Lake tax-exempt mortgage bond, and (iv) a decrease of $40,000 of past-due base interest earned in 2001 on the formerly owned Shoal's Crossing tax-exempt bond.

The Partnership earned all of its base interest due in the third quarter of 2002 on all of its tax-exempt mortgage bonds held at September 30, 2002.

Other bond investment income represents income earned on the Partnership's investment in other tax-exempt bonds and remained consistent from the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001.

Other interest income represents income earned on the Partnership's taxable loan and on its cash and cash equivalents. The increase of $1,428 (1.2%) for the three months ended September 30, 2002 compared to the same period in 2001 is primarily due to an increase in the principal balance of the taxable loan and an increase in the cash and cash equivalents balance partially offset by a decrease in the interest rates earned on its cash and cash equivalents.

Contingent interest income increased $15,823 (100%) for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. During the third quarter of 2002, the Partnership earned $15,823 of contingent interest income from its Woodbridge of Bloomington tax-exempt mortgage bond. The Partnership did not earn any contingent interest income during the third quarter of 2001. Contingent interest income, is only paid to the Partnership from the excess cash flow of the underlying properties, and is recognized by the Partnership as income when received.

Interest expense on the Partnership's debt financing decreased $36,871 (9%) for the three months ended September 30, 2002 compared to the same period in 2001, due to a decline in the variable short term tax-exempt interest rates. The Partnership's average effective interest rate on the debt financing was 2.3% for the three months ended September 30, 2002 compared to 2.7 % for the three months ended September 30, 2001. This decrease is partially offset by a $10.6 million increase in the debt financing balance outstanding from the December 2001 Lake Forest tax-exempt mortgage bond acquisition, and an increase of $30,562 in interest rate cap expense that was purchased in July of 2002.

Amortization expense increased $4,315 for the third quarter of 2002 compared to the third quarter of 2001, due to an increase in debt financing costs incurred to acquire the Lake Forest Apartments tax-exempt bond in December 2001.

General and administrative expenses increased $108,940 (59.3%) for the three months ended September 30, 2002 compared to the same period in 2001, due primarily to increases in payroll expenses, agency and lender fees.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Mortgage bond investment income increased $26,725 (.5%) for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, due to: (i) an increase of approximately $538,000 earned in 2002 on the Lake Forest Apartments tax-exempt mortgage bond acquired in December 2001; (ii) a increase of $79,000 of past due base interest earned in 2002 on the formerly owned Shoal's Crossing tax-exempt bond which was sold in December 2001; (iii) a net increase of approximately $11,000 earned in 2002 on the Partnership's other investments, partially offset by; (iv) a decrease of approximately $346,000 of past-due base interest earned in 2001 on the Partnership's formerly owned Arama Apartments tax-exempt mortgage bond and (v) a decrease of approximately $255,000 of past-due base interest earned in 2001 on the Northwoods Lake tax-exempt mortgage bond.

The Partnership earned all of its base interest due in the first nine months of 2002 on all of its tax-exempt mortgage bonds held at September 30, 2002.

Other bond investment income represents income earned on the Partnership's investment in other tax-exempt bonds and increased $14,094 from the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 due to the acquisition of additional other tax-exempt mortgage bonds in the first quarter of 2001.

Other interest income represents income earned on the Partnership's taxable loan and on its cash and cash equivalents. The decrease of $23,529 (5.8%) for the nine months ended September 30, 2002 compared to the same period in 2001 is primarily due to decreases in the interest rates earned on its cash and cash equivalents partially offset by an increase in the principal balance of the taxable loan.

Contingent interest income increased $29,915 (177%) for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. During the nine months ended September 30, 2002, the Partnership earned $23,023 of contingent interest income from its Woodbridge of Bloomington tax-exempt mortgage bonds and $23,789 from Woodbridge of Louisville tax-exempt mortgage bonds. During the comparable period in 2001, the Partnership earned $6,897 of contingent interest income from Bent Tree Apartments tax-exempt mortgage bond and $10,000 from Ashley Pointe at Eagle Crest tax-exempt mortgage bond. Contingent interest income which is only paid to the Partnership from the excess cash flow of the underlying properties, is recognized by the Partnership as income when received.

Interest expense on the Partnership's debt financing decreased $480,785 (31.2%) for the nine months ended September 30, 2002 compared to the same period in 2001, due to a significant decline in the short term tax-exempt interest rates. The Partnership's average effective interest rate on the debt financing was 2.29% for the nine months ended September 30, 2002 compared to 3.43% for the nine months ended September 30, 2001. This decrease is partially offset by a $10.6 million increase in the debt financing balance outstanding from the December 2001 Lake Forest tax-exempt mortgage bond acquisition, and an increase of $30,562 in interest rate cap expense that was purchased in July of 2002.

Amortization expense increased $6,902 for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, due to an increase in debt financing costs incurred to acquire the Lake Forest Apartments tax-exempt bond in December 2001.

General and administrative expenses increased $301,405 (52.2%) for the nine months ended September 30, 2002 compared to the same period in 2001, due primarily to increases in payroll expenses, agency and lender fees.

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 2002 decreased $249,294 compared to the same period a year earlier mainly due to timing differences in accounts payable and accrued expenses. Cash used in investing activities decreased $682,125 for the nine months ended September 30, 2002 compared to the same period in 2001 primarily due to a decrease in the acquisition of other tax-exempt bonds offset by increases in advances on the taxable loans. Cash used in financing activities increased $502,416 for the nine months ended September 30, 2002 compared to the same period in 2001 primarily due to the purchase of an interest rate cap from Bear Stearns in July 2002.

Tax-exempt interest earned on the mortgage bonds represents the Partnership's principal source of cash flow. The Partnership also earns tax-exempt and taxable interest on certain other investments, and may also enter into debt arrangements to finance the purchase of additional tax-exempt investments. The Partnership's principal uses of cash are the payment of interest on debt financing, operating expenses, distributions to BUC holders and the acquisition of additional tax-exempt investments. The following table sets forth information relating to cash distributions paid to BUC holders for the periods shown:

Future distributions to BUC holders will depend upon the amount of base and contingent interest received on the tax-exempt mortgage bonds and other investments, the effective interest rate on the Partnership's variable-rate debt financing, the size of the reserve established by the Partnership and the extent to which withdrawals are made from the reserve.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership's primary market risk exposures are interest rate risk related primarily to its variable rate debt financing which it has used to finance acquisitions of tax-exempt mortgage bonds and credit risk related to its investments in tax-exempt mortgage bonds. The Partnership may enter into derivative transactions to hedge or mitigate its interest rate risk and credit risk. The Partnership does not enter into derivative instrument transactions for speculative purposes.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Partnership's control.

At September 30, 2002, the Partnership had total variable-rate debt financing with a principal amount of $59,700,000. The weighted average interest rate of the variable-rate financing was 2.30%, including fees, for the nine months ended September 30, 2002.

In the third quarter of 2002, the Partnership extended the stated maturity of $44,165,000 of its debt financing which previously matured in 2002 ($27,130,000) and 2004 ($17,035,000). The extensions of the stated maturities were completed to better correspond to the maturities of the securitized tax-exempt mortgage bonds.

The stated maturity dates of the Partnership's debt financing are as follows:

The Partnership has entered into two derivative agreements in order to mitigate its exposure to interest rates on its variable rate debt financing.

On July 1, 2002, the Partnership purchased an interest rate cap from Bear Stearns Financial Products, Inc. The interest rate cap was purchased at a $489,000 premium, has a cap on the floating rate index of 3%, has a notional amount of $20,000,000 and matures on July 1, 2006. It effectively caps the floating rate index (the BMA Municipal Index) at 3%, so the maximum interest rate to be paid on $20,000,000 of debt financing is 3% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points. The interest rate cap is accounted for as a cash flow hedge of the variable rate debt financing.

On November 1, 2002, the Partnership purchased a convertible interest rate cap from Bank of America. The convertible interest rate cap was purchased at a $250,000 premium, has a cap on the floating rate index of 3%, has a notional amount of $10,000,000 and matures on November 1, 2007. It effectively caps the floating rate index at 3%, so the maximum interest rate to be paid on $10,000,000 of debt financing is 3% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points. If the floating rate index declines to a level where Bank of America elects to exercise its option, the convertible cap is converted to a fixed rate swap and the Partnership's interest expense is converted to a fixed rate of 2.6% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points for the remaining term of the agreement. The convertible interest rate cap is accounted for as a cash flow hedge of the variable rate debt financing.

The Partnership accounts for its interest rate cap agreements in accordance with the Financial Accounting Standards Board Statement No. 133 "Accounting for Derivatives". At the inception, the Partnership designated the interest rate cap agreements as cash flow hedges of floating rate debt financing. The hedges are considered highly effective at inception as the critical terms of the caps and the floating rate debt financing are substantially the same. The calculation of effectiveness is made when the floating rate (the BMA Municipal Index) is greater than the strike rate of the caps (3%) and will exclude the effect of changes in the fair value of the cap. The fair value of the caps at inception are their cost , which is all attributable to its time value as the strike rates of the caps (3%) are greater than the current floating rate. Changes in the time value, or fair value, of the caps will be marked to market with the difference recognized in earnings over the term of the caps. Interest rate cap expense was $30,562 for the three and nine month periods ended September 30, 2002, and is included as a component of interest expense in the accompanying financial statements.

Credit Risk

The Partnership's primary credit risk is the risk of default on its portfolio of tax-exempt mortgage bonds and taxable loans collateralized by the multifamily properties. The tax-exempt mortgage bonds are not direct obligations of the governmental authorities that issued the bonds and are not guaranteed by such authorities or any insurer or other party. In addition, the mortgage bonds and the associated taxable loans are nonrecourse obligations of the property owner. As a result, the sole source of principal and interest payments (including both base and contingent interest) on the tax-exempt mortgage bonds and the taxable loans is the net rental revenues generated by these properties or the net proceeds from the sale of these properties. Additionally, some of the Partnership's income may come from additional interest (contingent interest) on participating tax-exempt bonds. The collection of additional interest may decrease in times of economic slow down due to lower cash available from the properties.

If a property is unable to sustain net rental revenues at a level necessary to pay current debt service obligations on the Partnership's mortgage bond or taxable loan on such property, a default may occur. A property's ability to generate net rental income is subject to a wide variety of factors, including rental and occupancy rates of the property and the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes as an alternative to renting. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of an apartment property.

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

The Partnership is also exposed to a credit risk with respect to its debt financing. All of the Partnership's debt financing has been obtained using securitizations issued through the Merrill Lynch P-Float program. In this program, the senior interests sold are credit enhanced by Merrill Lynch or its affiliate. The liquidity and credit enhancement facilities are generally for one-year terms and are renewable annually by the credit enhancer. To the extent that the credit enhancer is downgraded to a level that significantly impacts the pricing of the P-floats , either an alternative credit enhancement provider would be substituted to reinstate the desired investment rating or the senior interests would be marketed to other accredited investors. In either case, it is anticipated that the net return on the residual interests would decrease, which would negatively impact the Partnerships income. If the credit enhancer does not renew the liquidity or credit enhancement facilities, the Partnership would be forced to find alternative liquidity or credit enhancement facilities, repurchase the underlying bonds or liquidate the underlying bond and its investment in the residual interests. The Partnership recognizes the concentration of financing with this institution and periodically monitors its ability to continue to perform. In addition, the Partnership's $30,000,000 of interest rate cap agreements are with different counterparties to also mitigate this risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company's Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this quarterly report (the "Evaluation Date"). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company's current disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

By America First Capital
Associates Limited
Partnership Two, General
Partner of the Partnership

By America First Companies L.L.C.,
General Partner of
America First Capital
Associates Limited
Partnership Two

By /s/ Mark A. Hiatt
Chief Financial Officer

(Principal Financial Officer)

Date: November 14, 2002

CERTIFICATION

I, Lisa Y. Roskens, certify that:

1. I have reviewed this quarterly report on Form 10-Q of America First Tax Exempt Investors, L.P..;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods represented in this report.

4. The Partnership's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Partnership's other certifying officers and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6. The Partnership's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By /s/ Lisa Y. Roskens
Lisa Y. Roskens
Chief Executive Officer

America First Companies, LLC, acting in its capacity as general partner of the General Partner of America First Tax Exempt Investors, L.P.

CERTIFICATION

I, Mark A. Hiatt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of America First Tax Exempt Investors, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented in this report.

4. The Partnership's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Partnership's other certifying officers and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6. The Partnership's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By /s/ Mark A. Hiatt
Mark A. Hiatt
Chief Financial Officer

America First Companies, LLC, acting in its capacity as general partner of the General Partner of America First Tax Exempt Investors, L.P.