Form 10-K
period 2002-12-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2003-03-27
CIK 1059142

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
FOR THE YEAR ENDED DECEMBER 31, 2002
Printable Version

FORM 10-K
UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2002

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

Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES X NO

The aggregate market value of the registrant's BUCs held by non-affiliates of the registrant based on the final sales price on the last business day of the registrant's most recently completed second fiscal quarter was $73,784,460.

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

Item 14. Controls and Procedures

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

-ii-

PART I

Item 1. Business.

America First Tax Exempt Investors, L.P. (the "Partnership") was formed on April 2, 1998 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential properties. Interest payable on these bonds is excludable from gross income for federal income tax purposes. As a result, most of the income earned by the Partnership is exempt from federal income taxes. Each of the revenue bonds currently held by the Partnership also provide for the payment of contingent tax-exempt interest out of excess cash flow or sale proceeds of the underlying multifamily property. As a result, these revenue bonds provide the Partnership with the potential to participate in future increases in the cash flow generated by the financed properties.

The Partnership may also invest in other types of tax-exempt securities that may or may not be secured by real estate. These tax-exempt securities must be rated in one of the highest four rating categories by at least one nationally recognized securities rating agency and may not represent more than 25% of the Partnership's assets at the time of acquisition. The Partnership may also acquire a taxable mortgage loan secured by a multifamily property which collateralizes tax-exempt mortgage revenue bonds secured by the same property.

The Partnership's business objectives are to: (i) preserve and protect its capital; (ii) provide regular cash distributions to investors; and, (iii) provide a potential for an enhanced federally tax-exempt yield as a result of a participation interest in the net cash flow and net capital appreciation of the real estate financed by the tax-exempt mortgage revenue bonds owned by the Partnership.

Revenue Bonds

At December 31, 2002, the Partnership owned nine tax-exempt mortgage revenue bonds with a carrying value (at estimated fair value) of $118,528,538. The tax-exempt mortgage revenue bonds were issued by various state and local housing authorities to provide for permanent financing of nine multifamily housing properties. These properties contain a total of 2,394 rental units and are located in Florida, Indiana, Georgia, Kentucky, South Carolina and Iowa.

Under the terms of the revenue bonds, the principal amounts of seven of the bonds do not amortize over their terms. The revenue bonds provide for the payment of fixed-rate base interest to the Partnership and for the payment of contingent interest based upon net cash flow and net capital appreciation of the underlying real estate properties. The amount of interest income earned by the Partnership from its investment in tax-exempt mortgage revenue bonds is a function of the net rental revenues generated by the properties collateralizing the tax-exempt mortgage revenue bonds. Net rental revenues from a multifamily apartment complex depend on the rental and occupancy rates of the property and the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

Therefore, the return to the Partnership depends upon the economic performance of the real estate which collateralizes the tax-exempt mortgage revenue bonds. For this reason, the Partnership's investments are dependent on the economic performance of such real estate and may be considered to be in competition with other income-producing real estate of the same type in the same geographic areas.

Business Strategy

The Partnership is pursuing a business strategy of acquiring additional tax-exempt mortgage revenue bonds in order to: (i) increase the amount of tax-exempt interest available for distribution to its investors, (ii) reduce risk through asset diversification; and (iii) achieve economies of scale. The Partnership may finance the acquisition of additional tax-exempt mortgage revenue bonds through the reinvestment of cash flow, the issuance of additional Beneficial Unit Certificates "BUCs" and through securitization financing arising from its existing portfolio of tax-exempt mortgage revenue bonds. The Partnership's operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 40% and 60% of the total market value of its assets.

To date, the Partnership has financed acquisitions of additional revenue bonds through a securitization transaction offered through the Merrill Lynch proprietary residual interest tax-exempt securities "RITES" and puttable floating option tax-exempt receipts "P-Float" program. In a securitization transaction, the Partnership deposits a revenue bond into a trust which issues two types of securities, senior securities (P-Floats) and residual interest securities (RITES). The P-Floats are floating rate securities representing a beneficial ownership interest in the outstanding principal and interest of the revenue bonds credit enhanced by Merrill Lynch (or a Merrill Lynch affiliate) and sold to institutional investors. The Partnership receives the net proceeds from the sale of the P-Floats and may use these funds to make additional investments. The RITES are also retained by the Partnership and represent a beneficial ownership interest in the remaining interest on the underlying revenue bond. The Partnership maintains a call right on the senior P-Float securities and this allows it to collapse the trusts and retain a level of control over the underlying revenue bond. The call price of a P-Float is equal to its par amount plus 10% of any increase in the market value of the underlying revenue bond. These transactions are accounted for as financing transactions, and, in effect, provide the Partnership with variable-rate financing. Accordingly, these senior certificates are recorded as debt financing, the revenue bonds as investment securities held in trust, and the RITES as investment securities. The cost of funds relating to the P-Floats/RITES program (calculated as interest expense as a percentage of the weighted average face amount of the P-Floats) was approximately 2.30% for the year ended December 31, 2002.

Competition

The Partnership, from time to time, may be in competition with private investors, lending institutions, trust funds, investment partnerships and other entities with objectives similar to the Partnership and such competition could reduce the availability of tax-exempt mortgage revenue bonds for acquisition and the number of investors interested in owning BUCs. Although the Partnership operates in a competitive environment, there are few competitors which provide the same objectives and strategy.

Because the Partnership's return on its tax-exempt mortgage revenue bonds depends on the economic performance of the multifamily apartment properties financed by these bonds, the Partnership may be considered to be in competition with other residential real estate in the same geographic areas. In each city in which the properties collateralized by the tax-exempt mortgage revenue bonds owned by the Partnership are located, such properties compete with a substantial number of other apartment complexes. Apartment complexes also compete with single-family housing that is either owned or leased by potential tenants. The principal method of competition is to offer competitive rental rates. Such properties also compete by emphasizing property location, condition and amenities.

Environmental Matters

The Partnership believes that each of the properties collateralizing its tax-exempt mortgage revenue bonds is in compliance in all material respects with federal, state and local regulations regarding hazardous waste and other environmental matters. The Partnership is not aware of any environmental contamination at any of such properties that would require any material capital expenditure by the Partnership for the remediation thereof.

Segment Information

The Partnership is engaged in the business of acquiring, holding, operating, selling and otherwise dealing with tax-exempt mortgage revenue bonds and related investments. Accordingly, the Partnership has one business segment. Refer to the financial statements filed in response to item 8 hereof.

Risk Factors

The financial condition and results of the Partnership's operations are affected by various factors, many of which are beyond the control of the Partnership.

  The receipt of interest and principal payments on the Partnership's tax-exempt mortgage revenue bonds will be affected by the economic results of the underlying apartment complexes.

Although the Partnership's tax-exempt mortgage revenue bonds are issued by state or local housing authorities, they are not obligations of these governmental entities and are not backed by any taxing authority. Instead, each of these revenue bonds is backed by a nonrecourse loan made to the owner of the underlying apartment complex and is secured by a first mortgage lien on the property. Because of the nonrecourse nature of the underlying mortgage loans, the sole source of cash to pay base and contingent interest on the revenue bond, and to ultimately pay the principal amount of the bond, is the net cash flow generated by the operation of the financed property and the net proceeds from the ultimate sale or refinancing of the property. This makes the Partnership's investments in these mortgage revenue bonds subject to the kinds of risks usually associated with direct investments in multifamily real estate. If a property is unable to sustain net rental revenues at a level necessary to pay its debt service obligations on the Partnership's tax-exempt mortgage revenue bond on the property, a default may occur. Net rental revenues and net sale proceeds from a particular property are applied only to debt service payments of the particular mortgage revenue bond secured by that property and are not available to satisfy debt service obligations on other mortgage revenue bonds held by the Partnership. In addition, the value of a property at the time of its sale or refinancing will be a direct function of its perceived future profitability. Therefore, the amount of base and contingent interest that the Partnership earns on its mortgage revenue bonds, and whether or not it will receive the entire principal balance of the bonds as and when due, will depend to a large degree on the economic results of the underlying apartment complexes.

The net rental revenue from the operation of a property may be affected by many things, such as the number of tenants, the rental rates, operating expenses, the cost of repairs and maintenance, taxes, government regulation, competition from other apartment complexes, mortgage rates for single-family housing and general and local economic conditions. In most of the markets in which these properties are located there is significant competition from other apartment complexes and from single-family housing that is either owned or leased by potential tenants. Low mortgage interest rates make single-family housing more accessible to persons who may otherwise rent apartments.

In the event of a default on a mortgage revenue bond (or a taxable loan on the same property), the Partnership will have the right to foreclose on the mortgage or deed of trust securing the property. If the Partnership takes ownership of the property securing a defaulted revenue bond or taxable loan, it will be entitled to all net rental revenues generated by the property. However, such amounts will no longer represent tax-exempt interest to the Partnership.

  The value of the properties is the only source of repayment of the Partnership's tax-exempt mortgage revenue bonds

The principal of most of the Partnership's tax-exempt mortgage revenue bonds does not fully amortize over their terms. This means that all or some of the balance of the mortgage loans underlying these bonds will be repaid as a lump-sum "balloon" payment at the end of the term. The ability of the property owners to repay the mortgage loans with balloon payments is dependent upon their ability to sell the properties securing the Partnership's tax-exempt mortgage revenue bonds or obtain refinancing. The mortgage revenue bonds are not personal obligations of the property owners, and the Partnership relies solely on the value of the properties securing these bonds for security.

Similarly, if a tax-exempt mortgage revenue bond goes into default, the Partnership's only recourse is to foreclose on the underlying multifamily property. If the value of the underlying property securing the bond is less than the outstanding principal balance and accrued interest on the bond, the Partnership will suffer a loss.

In the event a property securing a tax-exempt mortgage revenue bond is not sold prior to the maturity or remarketing of the bond, any participating or contingent interest payable from the net sale or refinancing proceeds of the underlying property will be determined on the basis of the appraised value of the underlying property. Real estate appraisals represent only an estimate of the value of the property being appraised and are based on subjective determinations, such as the extent to which the properties are comparable to the property being evaluated and the rate at which a prospective purchaser would capitalize the cash flow of the property to determine a purchase price. Accordingly, such appraisals may result in the Partnership realizing less contingent interest from a tax-exempt mortgage revenue bond than it would have been realized had the underlying property been sold.

  There is additional credit risk when the Partnership makes a taxable loan on a property.

Taxable mortgage loans which are made by the Partnership to owners of the properties which secure mortgage revenue bonds held by the Partnership are nonrecourse obligations of the property owner. As a result, the sole source of principal and interest payments on these taxable loans is the net rental revenues generated by these properties or the net proceeds from the sale of these properties. The net rental revenue from the operation of a property may be affected by many things as discussed above. If a property is unable to sustain net rental revenues at a level necessary to pay current debt service obligations on the Partnership's taxable loan on such property, a default may occur. In addition, any payment of principal and interest on a taxable loan on a particular property will be subordinate to payment of all principal and interest (including contingent interest) on the mortgage revenue bond secured by the same property. As a result, there may be a higher risk of default on the taxable loans than on the mortgage revenue bonds.

  The Partnership may suffer adverse consequences from changing interest rates.

The Partnership has financed the acquisition of some of its assets using variable-rate debt financing. The interest paid by the Partnership on this financing fluctuates with a specific interest rate index. If the interest rate index increases, the Partnership's interest expense will increase. This will reduce the amount of cash the Partnership has available for distribution and may affect the market value of the BUCs.

An increase in interest rates could also decrease the value of the Partnership's tax-exempt mortgage bonds. A decrease in the value of the Partnership's tax-exempt mortgage revenue bonds could cause the debt financing counterparty to demand additional collateral. If additional collateral is not available, the debt financing could be terminated in which case the Partnership may incur a loss of the associated net interest income. A decrease in the value of the Partnership's tax-exempt mortgage revenue bonds could also decreased the amount the Partnership could realize on the sale of its investments and would decrease the amount of funds available for distribution to BUC holders.

  There are risks associated with the Partnership's debt financing.

In order to obtain debt financing, the Partnership has securitized many of its tax-exempt mortgage revenue bonds through the Merrill Lynch P-Float program. Under this program, the Partnership deposits a tax-exempt mortgage revenue bond into a trust which issues a senior P-Float to an institutional investor and a residual interest to the Partnership. The trust pays interest on the P-Floats and the residual interest from the interest payments received on the underlying tax-exempt mortgage revenue bond. If the trust is unable to pay the full amount of interest due on the P-Float, a default will occur. In addition, if the value of the mortgage revenue bond and any other collateral declines below a specified level, a default will occur. In such event, the trust could be terminated and the Partnership may incur a loss of the bonds pledged as collateral.

By using the P-Float program for debt financing, the Partnership foregoes a portion of the interest it would have received on its existing tax-exempt mortgage revenue bonds. If the Partnership is unable to reinvest the proceeds from this borrowing in investments that generate a greater amount of interest, the amount of net interest income received by the Partnership may decline.

  The Partnership's tax-exempt mortgage revenue bonds are illiquid assets and their value may decrease.

The majority of the Partnership's assets consist of its tax-exempt mortgage revenue bonds. These mortgage revenue bonds are relatively illiquid and there is no existing trading market for these mortgage revenue bonds. As a result, there are no market makers, price quotations or other indications of a developed trading market for these mortgage revenue bonds. In addition, no rating has been issued on any of our existing mortgage revenue bonds and the Partnership does not expect to obtain ratings on mortgage revenue bonds it may acquire in the future. Accordingly, any buyer of these mortgage revenue bonds would need to perform its own due diligence prior to a purchase. As a result, the Partnership's ability to sell its tax-exempt mortgage revenue bonds, and the price it may receive upon their sale, will be affected by the number of potential buyers, the number of similar securities on the market at the time and a number of other market conditions. As a result, such a sale could result in a loss to the Partnership.

  The Partnership uses derivatives to mitigate its interest rate risks.

The Partnership has used interest rate cap agreements to mitigate its interest rate risks on its debt financing. However, these derivative transactions do not fully insulate the Partnership from the interest rate risks to which it is exposed. In addition, the counterparty to certain of these agreements has the right to convert them to fixed rate agreements and it is possible that such a conversion could result in the Partnership paying more interest than it would under its variable-rate financing. There is also a risk that a counterparty to the cap agreements will be unable to perform its obligations under the agreement.

  The rent restrictions and occupant income limitations imposed on properties financed by tax-exempt mortgage revenue bonds may limit the revenues of the properties financed by the Partnership's tax-exempt mortgage revenue bonds.

All of the properties securing the Partnership's tax-exempt mortgage revenue bonds are subject to certain federal, state and/or local requirements with respect to the permissible income of their tenants. Since federal subsidies are not generally available on these properties, rents must be charged on a designated portion of the units at a level to permit these units to be continuously occupied by low or moderate income persons or families. As a result, these rents may not be sufficient to cover all operating costs with respect to these units and debt service on the applicable tax-exempt mortgage revenue bond. This may force the property owner to charge rents on the remaining units that are higher than they would be otherwise and may, therefore, exceed competitive rents which may adversely affect the occupancy rate of a property securing an investment and the developer's ability to service its debt.

  The interest on the Partnership's tax-exempt mortgage revenue bonds may become subject to taxation.

This tax-exempt status of the interest paid on the Partnership's tax-exempt mortgage revenue bonds is subject to compliance by the underlying properties with the bond documents and covenants required by the bond issuing authority. If the tax-exempt status of any of the Partnership's mortgage revenue bonds is successfully challenged, the interest income paid on that bond will be includable in gross income for federal tax purposes.

The Partnership holds, directly or indirectly, residual interests in certain tax-exempt mortgage revenue bonds through securitization programs, such as the P-Floats/RITES program, which entitles the Partnership to a share of the tax-exempt interest of these mortgage revenue bonds. It is possible that the characterization of the residual interest could be challenged and the income the Partnership receives through these residual interests could be treated as ordinary taxable income. If the IRS were to successfully challenge the tax-exempt status of interest received by the Partnership, a BUC holder's distributive share of this income will be taxable to the BUC holder regardless of whether an amount of cash equal to such distributive share is actually distributed to him or her.

Certain of the Partnership's tax-exempt mortgage revenue bonds bear interest at rates which include participating or contingent interest. Payment of the contingent interest depends on the amount of cash flow from, and proceeds upon sale of, the property securing the bond. An issue may arise as to whether the relationship between the Partnership and the property owner is that of debtor and creditor or whether the Partnership is engaged in a partnership or joint venture with the property owner. If the IRS were to determine that tax-exempt mortgage revenue bonds represented an equity investment in the underlying property, the interest paid to the Partnership could be viewed as a taxable return on such investment and would not qualify as tax-exempt interest for federal income tax purposes.

The Partnership has obtained unqualified legal opinions to the effect that interest on its tax-exempt mortgage revenue bonds is excludable from gross income for federal income tax purposes. However, these legal opinions have no binding effect on the IRS or the courts, and no assurances can be given that the conclusions reached will not be contested by the IRS or, if contested, will be sustained by a court.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to the tax law, which may have retroactive application, could adversely affect the Partnership and its BUC holders. It cannot be predicted whether, when, in what forms or with what effective dates the tax law applicable to the Partnership will be changed.

  Any future issuances of additional BUCs could cause their market value to decline.

The Partnership has the authority to issue additional BUCs from time to time at the discretion of the General Partner. The issuance of additional BUCs could cause dilution of the existing BUCs and a decrease in the market price of the BUCs.

General Information

The Partnership is governed by its Agreement of Limited Partnership and managed by its General Partner, America First Capital Associates Limited Partnership Two ("AFCA 2").

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

Beneficial Unit Certificates or "BUCs" issued to investors in the Partnership represent assignments by the sole limited partner of its rights and obligations as a limited partner. The rights and obligations of BUC holders are set forth in the Partnership's Agreement of Limited Partnership.

The Partnership is classified as a partnership for federal income tax purposes accordingly, it makes no provision for income taxes. The distributive share of the Partnership's income, deductions and credits is included in each BUC holder's income tax return.

The Company's annual report on Form 10-K, quarterly reports on 10-Q, current reports on Form 8-K and press releases are available free of charge at www.am1st.com as soon as reasonably practical after they are filed with the SEC. Follow the links to Real Estate Funds and America First Tax Exempt Investors, L.P.

Item 2. Properties.

The Partnership does not own or lease any physical properties.

Item 3. Legal Proceedings.

There are no material pending legal proceedings to which the Partnership is a party or to which any of the properties collateralizing the Partnership's tax-exempt mortgage revenue bonds is subject.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2002 to a vote of the Partnership's security holders.

PART II

Item 5. Market for Partnership's Common Equity and Related Stockholder Matters.

(a) Market Information. The BUCs trade on the NASDAQ Stock Market under the trading symbol "ATAXZ." The following table sets forth the high and low sale prices for the BUCs for each quarterly period from January 1, 2001 through December 31, 2002.

(b) The approximate number of BUC holders on March 7, 2003 was 4,436.

(c) Cash distributions were made on a quarterly basis during 2002 and 2001. Total distributions to BUC holders during the fiscal years ended December 31, 2002, 2001 and 2000 were $5,312,481, $5,312,481 and $5,314,073, respectively. The cash distributions per BUC during the fiscal years ended December 31, 2002, 2001 and 2000 were as follows:

See Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Partnership's ability to make cash distributions at the same levels in 2003 and thereafter.

Item 6. Selected Financial Data.

The information set forth below should be read in conjunction with the Financial Statements and Notes thereto filed in response to Item 8 hereof.

(1) The Partnership uses Cash Available for Distribution "CAD" as a supplemental measurement of its ability to pay distributions. The calculation is not approved by the Securities and Exchange Commission nor is it required by GAAP and should not be considered as an alternative to net income as an indicator of the Partnership's operating performance or as an alternative to cash flows as a measure of liquidity. The Partnership believes that CAD provides relevant information about its operations and is necessary, along with net income, for understanding its operating results. A reconciliation of the Partnership's CAD to net income is as follows:

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Partnership was formed for the purpose of acquiring, holding, operating, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. The Partnership's business objectives are to: (i) preserve and protect its capital; (ii) provide regular cash distributions to BUC holders and (iii) provide a potential for an enhanced federally tax-exempt yield as a result of a participation interest in the net cash flow and net capital appreciation of the real estate financed by the tax-exempt mortgage revenue bonds held by the Partnership.

The Partnership is pursuing a business strategy to: (i) increase the amount of tax-exempt interest available for distribution to its BUC holders; (ii) reduce risk through asset diversification and interest rate hedging; and (iii) achieve economies of scale. The Partnership seeks to achieve its objectives through the acquisition of additional tax-exempt mortgage revenue bonds, taking advantage of attractive financing structures available in the tax-exempt securities market and entering into interest rate risk management instruments.

The Partnership's primary assets are its tax-exempt mortgage revenue bonds which provide permanent financing for nine multifamily housing properties. A description of the multifamily housing properties collateralizing the tax-exempt mortgage revenue bonds owned by the Partnership at December 31, 2002 is as follows:

The aggregate carrying value of the tax-exempt mortgage revenue bonds at December 31, 2002 was $118,528,538. The carrying value reflects the Partnership's estimate of the fair value as no public market exists for these bonds. The estimated fair value of the tax-exempt mortgage revenue bonds is calculated by discounting each bond's expected future cash flows using discount rates for comparable tax-exempt investments.

Each of the tax-exempt mortgage revenue bonds bears tax-exempt interest at a fixed rate and provides for the payment of additional contingent interest that is payable solely from available net cash flow generated by the financed property. The principal amounts of seven of the bonds do not amortize over their respective terms. The terms of the remaining two bonds provide for semiannual payments of principal and interest out of operating cash flow.

The Partnership has pursued its investment growth strategy by investing in additional tax-exempt mortgage revenue bonds and related investments and financing such acquisitions through the use of cash reserves, proceeds from sales of tax-exempt mortgage revenue bonds and the sale of senior interests (securitizations) in its existing tax-exempt mortgage revenue bonds. The Partnership may also finance such acquisitions through the issuance of additional BUCs. By acquiring additional investments, the Partnership hopes to: (i) increase the amount of tax-exempt interest available for distribution to BUC holders; (ii) reduce risk through increased asset diversification; and (iii) achieve improved economies of scale. By financing the acquisition of additional investments through securitizations, the Partnership intends to take advantage of attractive financing alternatives to enhance the overall return of the Partnership.

As of December 31, 2002 the Partnership has securitized $59,630,000 of its tax-exempt mortgage revenue bond portfolio and has pledged a total of $112,056,000 of its tax-exempt mortgage revenue bond portfolio and other tax-exempt bonds in connection with the securitizations.

In keeping with its investment growth strategy, in September 2002 the Partnership entered into a plan to acquire tax-exempt mortgage revenue bonds totaling $8,020,000 secured by Fairmont Oaks Apartments in Gainsville, Florida. The Partnership intends to acquire the tax-exempt mortgage revenue bonds in the first quarter of 2003 when the tax-exempt mortgage revenue bonds are refunded and restructured by the Florida Housing Authority. The tax-exempt mortgage revenue bonds are expected to be restructured with a base interest rate of 6.2% and a contingent interest rate of 2.2%. The Partnership intends to finance the acquisition of the Fairmont Oaks tax-exempt mortgage revenue bonds using the Merrill Lynch P-float securitization program. As part of this plan, the Partnership has pledged $5,950,000 of its Primary Trust Certificates secured by the Northwoods Lake Apartments tax-exempt mortgage bond. In connection with this planned acquisition, the Partnership has loaned $1,042,414 to the owner of Fairmont Oaks Apartments in the form of a taxable loan bearing interest at 6.5% and maturing in October 2022. The purpose of the taxable loan is to facilitate the Partnership's acquisition of the tax-exempt mortgage revenue bonds. The owners of the Fairmont Oaks Apartments are employees of the general partner of AFCA 2.

Critical Accounting Policies

The Partnership considers its critical accounting policies to be: (i) the accounting for and the valuation of its investments in tax-exempt mortgage revenue bonds and the related recognition of interest income; (ii) the accounting for and the valuation of its investments in taxable loans and the related recognition of interest income; (iii) the accounting for interest rate risk management instruments; and (iv) the accurate presentation and disclosure of its securitization transactions.

Investments in tax-exempt mortgage revenue bonds

The Partnership has classified its investments in tax-exempt mortgage revenue bonds and other tax-exempt bonds as available-for-sale and, as such, they are reflected at fair value in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). The tax-exempt mortgage revenue bonds have a limited market. As such, the Partnership estimates the fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. This calculation methodology encompasses judgment in its application, especially in the determination of the discount rate. The Partnership periodically reviews the credit risk exposure associated with the tax-exempt mortgage revenue bonds by reviewing the estimated fair value of the underlying collateral to determine whether an other-than-temporary-impairment exists. When the Partnership believes that it is probable that it will not collect all amounts due, including principal and accrued interest, under the terms of the tax-exempt mortgage revenue bonds, an other-than-temporary impairment is recorded. If an other-than-temporary-impairment exists, the cost basis of the mortgage bond is written down to its estimated fair value, with the amount of the write-down accounted for as a realized loss.

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

The interest income received by the Partnership from its tax-exempt mortgage revenue bonds is dependent upon the net cash flow of the underlying properties. Base interest income on fully performing tax-exempt mortgage revenue bonds is recognized as it is accrued. Base interest income on tax-exempt mortgage revenue bonds not fully performing is recognized as it is received. Past due base interest on tax-exempt mortgage revenue bonds, which are or were previously not fully performing, is recognized as received. Contingent interest income, which is only received by the Partnership if the properties financed by the tax-exempt mortgage revenue bonds generate excess available cash flow as set forth in each bond, is recognized as received. At December 31, 2002, all of the Partnership's tax-exempt mortgage revenue bonds were fully performing. The Partnership reinstates the accrual of base interest once the tax-exempt mortgage bond's ability to perform is adequately demonstrated.

Investments in taxable loans

Investments in taxable loans are stated at the lower of cost or market, less an allowance for estimated losses. The Partnership measures impairment of a taxable loan in accordance with Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan" (FAS 114). FAS 114 requires a creditor to base its measure of loan impairment either on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral. The Partnership's allowance for estimated losses on its taxable loans is calculated using discounted expected future cash flows generated by the underlying property. The estimated future cash flow of each underlying property is subject to a significant amount of judgment in the estimation of future rental receipts, future rental expenses, future capital expenditures and future selling price of the property. Such estimates are affected by economic factors such as the rental markets and labor markets in which the properties operate and tax and insurance expenses. Different conditions or different assumptions applied to the calculation would likely result in materially different amounts. The Partnership periodically compares its estimates with historical results to evaluate the reasonableness and accuracy of its estimates and adjust its estimates accordingly. Interest income on the taxable loans is recognized as accrued. The accrual of interest on the taxable loans is suspended for financial reporting purposes when the Partnership believes collection is doubtful and is reinstated when the loan's ability to perform is adequately demonstrated. The suspension of interest income accrual and the determination to reinstate are subject to a degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the financial statements.

Interest rate cap agreements

The Partnership's investments in interest rate cap agreements are accounted for under the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Financial Accounting Standards Board Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These statements (collectively, "FAS 133") establish accounting and reporting standards for derivative financial instruments, including certain derivative financial instruments embedded in other contracts, and for hedging activity. FAS 133 requires the Partnership to recognize all derivatives as either assets or liabilities in its financial statements and record these instruments at their fair values. In order to achieve hedge accounting treatment, hedging activities must be appropriately designated, documented and proven to be effective as a hedge pursuant to the provisions of FAS 133.

At inception, the Partnership designated each of the interest rate cap agreements as cash flow hedges of its floating rate debt financing. The hedges are considered highly effective at inception as the critical terms of the caps and the floating rate debt financing such as effective maturity, floating index and principal hedged are substantially the same. This means that the calculation of effectiveness is made when the floating rate is greater than the strike rate of the cap agreements. The fair value of the caps at inception are their original cost, which is all attributable to their time value as the strike rates of the caps are greater than the current floating rate. Changes in the time value, or fair value, of the caps will be marked to market with the difference recognized in earnings as interest expense over the term of the caps. The current floating rate of the floating index (BMA) is lower than the rate at which the caps would go into effect, therefore the only current financial statement impact is to recognize the change in the estimated fair value of the cap agreements in the income statement.

Securitization transactions

The Partnership has financed the acquisition of and/or securitized a substantial portion of its tax-exempt mortgage revenue bond portfolio using securitizations through the Merrill Lynch P-Float program. Through this program, the Partnership structures a transaction by depositing a tax-exempt mortgage bond into a trust that issues P-Floats and RITES. The Partnership has a call right on the senior floating rate securities and, upon exercise of such right, may collapse the trusts and, therefore, retains a level of control over such securities. The Partnership accounts for these transactions in accordance with Statement of Financial Accounting Standards No. 140, "Transfers of Financial Assets" (FAS 140). The Partnership has determined it has maintained control over the transferred assets in these transactions and thus accounts and presents them as financing transactions and not sales. FAS 140 further requires an entity that has securitized financial assets to disclose information about accounting policies, volume, cash flows, key assumptions made in determining fair value of retained interests and the sensitivity to changes in key assumptions. The level of adequate and full disclosure required by FAS 140 is subject to a degree of judgment which, if not appropriately disclosed, could have a material impact on the presentation of the financial statements. The Partnership believes it has complied with the full disclosure requirements of FAS 140.

Results of Operations

The Partnership recorded net income of $6,660,368 for the year ended December 31, 2002 compared to net income of $6,352,336 for the year ended December 31, 2001.

The multi-family housing industry is experiencing soft market conditions which are attributable to three factors: i) recessionary conditions is certain markets; ii) over-building; and iii) record levels of single family home purchases largely due to record low mortgage interest rates. These factors have reduced the availability and increased the competition for credit worthy tenants, which in turn reduces effective rents in the form of concessions and increases operating costs such as leasing incentives. At December 31, 2002, all of the Partnership's tax-exempt mortgage revenue bonds are paying their full amount of base interest; however a prolonged weakened economy and the resulting decline in net rental revenues from the Partnership's collateral of multi-family properties may negatively impact future interest income. Furthermore, the collection of contingent interest payable from the excess cash flow of the underlying properties may decrease significantly in times of economic slowdown. The Partnership remains aware of this potential and continues to monitor the performance of the multi-family properties collateralizing its tax-exempt mortgage revenue bonds. Offsetting these weak conditions are the positive economic benefits the Partnership is experiencing from the record low interest rates it is paying on its variable-rate debt.

The tables below compare the results of operations for each year shown.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Mortgage revenue bond investment income increased $57,833 (.1%) from 2001 to 2002. An increase of approximately $673,500 is attributable to earning a full year of base interest in 2002 on the Lake Forest Apartments bond which was acquired December 2001. In addition, the Partnership received approximately $31,000 of past due base interest from the Woodbridge Apartments of Louisville tax-exempt mortgage revenue bonds, approximately $23,000 of past due base interest from the Woodbridge Apartments of Bloomington tax-exempt mortgage revenue bonds due to an increase in the net cash flow generated by the underlying properties and an increase of approximately $15,000 is attributable to the Ashley Square tax-exempt mortgage revenue bond. Offsetting such increases were declines of approximately $346,000 due to the sale of the Arama Apartments tax-exempt mortgage revenue bond, a decline of approximately $255,000 due to a decrease in past due base interest received on its Northwoods Lake Apartments tax-exempt mortgage revenue bond, approximately a $77,000 decrease due to the December 2001 sale of the Shoals Crossing tax-exempt mortgage revenue bond and a decline of approximately $6,000 in past due interest received by the Iona Lakes Apartments tax-exempt mortgage revenue bond in 2002 compared to 2001.

The Partnership earned the full amount of its base interest due on all of its tax-exempt mortgage revenue bonds held at December 31, 2002, except for the Ashley Square tax-exempt mortgage bond, which earned approximately $1,600 less than its base interest.

Other bond investment income represents income earned on the Partnership's investment in other tax-exempt bonds which increased $14,094 from 2001 to 2002 due to its $900,000 investment acquired in the first quarter of 2001.

Other interest income represents income earned on the Partnership's taxable loans and cash and cash equivalents. The decrease in 2002 from 2001 of $120,070 (22%) is primarily due to a decrease of approximately $62,000 in taxable loan interest income due to the loans being placed on non-accrual status in the fourth quarter of 2002, and a decrease of approximately $58,000 in interest on its cash and cash equivalents due to the continued decline in interest rates earned on its cash and cash equivalents.

No contingent interest income was earned from any tax-exempt mortgage revenue bonds for the year 2002. The Partnership earned $16,897 of contingent interest income in 2001 from its Ashley Pointe at Eagle Crest tax-exempt mortgage bond ($10,000) and its Bent Tree Apartments tax-exempt mortgage bond ($6,897) due to an increase in net cash flows generated by the respective underlying properties.

The Partnership recorded a realized loss of $150,000 on its taxable loans in 2001; no such loss was recorded in 2002.

The Partnership may make taxable loans for the purpose of acquiring the tax-exempt mortgage revenue bonds secured by the same property or to provide capital project funding to a property securing a tax-exempt mortgage revenue bond already owned by the Partnership. Therefore, the business purpose of the Partnership making the taxable loans is not solely to earn taxable income, but rather to acquire a tax-exempt mortgage revenue bond or to improve the condition of a property securing a tax-exempt mortgage revenue bond. In all cases, the taxable loans are subordinate to the tax-exempt mortgage revenue bonds. The interest payable on the taxable loan is only paid by the property after the payment of: i) the tax-exempt base interest on the tax-exempt bond; and ii) the tax-exempt contingent interest on the tax-exempt mortgage revenue bond. Due to the current weak market conditions of the multi-family industry and the competition from over-building and single-family housing, the underlying properties are not generating enough cash flow to cover the interest on the taxable mortgage loan due from Northwoods, although the underlying properties are fully servicing the base interest on the tax-exempt mortgage revenue bonds. Therefore, the taxable loan due from Northwoods was placed on non-accrual status on October 1, 2002. As a result, the Partnership will discontinue accruing interest income on such taxable loan and will only record interest income from the loan when it is received. Until the loans are removed from non-accrual status the Partnership will not be generating annual income of approximately $417,000, which represents approximately $.04 per BUC thereby reducing future annual net income and Cash Available for Distribution (CAD) of the Partnership by the same amount. CAD per BUC was $.67 and distributions per BUC were $.54, respectively, for the year ended December 31, 2002. Until such loans are restored to accrual status, any interest income on the taxable loans for financial statement purposes will only be recognized when received.

Interest expense decreased for the Partnership's debt financing by $427,407 (22.5%) from 2001 to 2002. A decrease of approximately $740,000 is due to a significant decline in the short term tax-exempt interest rates. The Partnership's effective interest rate on the variable-rate debt financing was 2.3% in 2002, compared to 3.17% in 2001. This decrease is offset by an increase of approximately $243,000 is due to a full year of interest expense on the Partnership's December 2001 securitization transaction to acquire the Lake Forest Apartments tax-exempt mortgage revenue bond. The Partnership has entered into two derivative agreements in order to mitigate its exposure to interest rates on its variable-rate debt financing. An increase of approximately $61,000 is due to interest rate cap expense on the cap agreement that was purchased in July of 2002 and an increase of approximately $8,000 is due to the interest rate cap expense for the purchase of a convertible rate cap in November of 2002.

Amortization expense decreased $54,132 from 2001 to 2002 primarily due to the 2001 write-off of approximately $64,000 in unamortized bond issuance costs related to the Shoals Crossing tax-exempt mortgage revenue bond which was sold in December 2001. Such decrease was partially offset by an increase of amortization on the P-Float transactions and the amortization of the bond issuance costs related to the purchase of the Lake Forest Apartments tax-exempt mortgage revenue bonds acquired in December 2001.

General and administrative expenses increased $258,467 (28%) from 2001 to 2002 due to: (i) an increase of approximately $182,000 in tax-exempt mortgage revenue bond servicing and bond trustee fees; (ii) an increase of approximately $36,000 in legal fees; and (iii) a net increase of $40,000 in other general and administrative expenses.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Mortgage bond investment income increased $1,497,376 (21%) from 2000 to 2001, of which approximately $1,537,000 is attributable to earning a full year of base interest in 2001 on the Iona Lakes Apartments, Clear Lake Colony Apartments and Bent Tree Apartments tax-exempt mortgage revenue bonds which were acquired in March, June and December 2000, respectively. In addition, the Partnership received $150,000 of past due base interest in connection with the December 2001 sale of the Shoals Crossing tax-exempt mortgage revenue bond, received approximately $75,000 of past due base interest on its Northwoods Lake Apartments tax-exempt mortgage revenue bond due to an increase in the net cash flow generated by the underlying property, and earned approximately $61,000 on the Lake Forest Apartments tax-exempt mortgage revenue bond acquired in December 2001. Offsetting these increases were declines of approximately $258,000 attributable to the sale of the Arama Apartments tax-exempt mortgage revenue bond in September 2000, and a net decline of approximately $68,000 in mortgage bond investment income earned by the Partnership's other four tax-exempt mortgage revenue bonds, primarily due to variations in the amount of past due interest received in 2001 compared to 2000.

The Partnership earned the full amount of its base interest due on all of its tax-exempt mortgage revenue bonds held at December 31, 2001, except for the Ashley Square tax-exempt mortgage revenue bond, which earned $21,000 less than its base interest.

Other bond investment income represents income earned on the Partnership's investment in other tax-exempt bonds which increased $286,344 from 2000 to 2001 due to a full year of interest earned on the Partnership's $3,000,000 investment acquired in November 2000 and its $900,000 investment acquired in the first quarter of 2001.

Other interest income represents income earned on the Partnership's taxable loans and cash and cash equivalents. The increase in 2001 from 2000 of $84,173 (18%) is primarily due to an increase of approximately $2,000,000 in taxable loans, offset by a decrease in interest rates earned on its cash and cash equivalents.

The Partnership earned $16,897 of contingent interest income in 2001 from its Ashley Pointe at Eagle Crest tax-exempt mortgage bond ($10,000) and its Bent Tree Apartments tax-exempt mortgage bond ($6,897) due to an increase in net cash flows generated by the respective underlying properties. No contingent interest income was earned from any tax-exempt mortgage revenue bonds for the comparable period of 2000.

During 2000, the Partnership realized a loss of $1,100,000 on the sale of its tax-exempt mortgage revenue bond secured by Arama Apartments. No such loss was recorded in 2001.

The Partnership recorded a realized loss of $150,000 on its taxable loans in 2001. No such loss was recorded in 2000.

Interest expense on the Partnership's debt financing increased $452,304 (31%) from 2000 to 2001 which is due to a full year of interest expense on the Partnership's 2000 securitization transactions to acquire the Iona Lakes Apartments, Clear Lake Colony Apartments, and Bent Tree Apartments tax-exempt mortgage revenue bonds and the December 2001 securitization transaction to acquire the Lake Forest Apartments tax-exempt mortgage revenue bond. The increase in interest expense resulting from higher outstanding debt financing was partially offset by a decline in the short term tax-exempt interest rates. The Partnership's effective interest rate on the debt financing was 3.17% in 2001 compared to 5.10% in 2000.

Amortization expense increased $57,027 from 2000 to 2001 primarily due to the write-off of approximately $64,000 in unamortized bond issuance costs related to the Shoals Crossing tax-exempt mortgage revenue bond which was sold in December 2001. Such increase was partially offset by a decrease of approximately $7,000 of amortization on the Arama Apartments tax-exempt mortgage revenue bond which was sold in September 2000.

General and administrative expenses decreased $17,914 (2%) from 2000 to 2001, not attributable to any particular items.

Liquidity and Capital Resources

Cash flows provided by operating activities decreased $343,607 in 2002 compared to 2001. This decrease is primarily due to decreases in accounts payable offset by an increase in interest receivable.

Cash used in investing activities decreased $7,463,159 in 2002 compared to 2001 which is due to the decrease in the acquisitions of tax-exempt mortgage revenue bonds in 2002 and decreases in the advances for the taxable loans offset by the sale of tax-exempt mortgage revenue bonds in 2001.

Cash used in financing activities decreased $11,267,416 in 2002 compared to 2001, due to the decrease in proceeds received from debt financing in the acquisition of the Lake Forest tax-exempt mortgage revenue bonds in 2001, offset by an increase in cash used for purchasing an interest rate cap agreements to mitigate exposure to increases in interest rates on the Partnership's variable-rate debt financing.

Tax-exempt interest earned on the mortgage bonds represents the Partnership's principal source of cash flow. Tax-exempt interest is primarily comprised of base interest on the mortgage bonds. The Partnership will also receive from time to time contingent interest on the mortgage bonds. Contingent interest is only paid when the underlying properties generate excess cash flow, therefore, cash in-flows are fairly fixed in nature and increase when the underlying properties have strong economic performances and when the Partnership acquires additional tax-exempt mortgage revenue bonds.

The Partnership's principal uses of cash are the payment of distributions to BUC holders, interest on debt financing and operating expenses. Distributions to BUC holders may increase or decrease at the determination of the General Partner. The General Partner determines the amount of the distributions based upon the projected future cash flows of the Partnership. Future distributions to BUC holders will depend upon the amount of base and contingent interest received on the tax-exempt mortgage revenue bonds and other investments, the effective interest rate on the Partnership's variable-rate debt financing, and the amount of the Partnership's undistributed cash.

The following table sets forth information relating to cash distributions paid to BUC holders for the years shown:

Interest expense on the Partnership's variable-rate debt financing is not fixed and will fluctuate depending upon the BMA Index. This rate, which does not include liquidity, credit enhancement, remarketing, trustee and custodian fees that approximate 90 basis points, has ranged between 1.01% to 1.85% in 2002 and 1.10% to 4.48% in 2001. To manage the uncertainty of this variable expense, the Partnership has capped the interest rate, which includes fees of approximately 90 basis points, on $45 million of its debt financing at 3.9% ($30 million) and 4.4% ($15 million). Interest expense will also increase or decrease depending upon the outstanding balance of the debt financing.

General and administrative expenses primarily consist of employee expenses, accounting expenses and legal expenses. One of the benefits of the Partnership's growth strategy is to take advantage of the nature of these expenses to achieve economies of scale.

The Partnership believes that cash provided by net interest income from its tax-exempt mortgage revenue bonds and other investments, supplemented, if necessary, by withdrawals from its reserve, will be adequate to meet its projected short-term and long-term liquidity requirements, including the payment of expenses, interest and distributions to BUC holders.

New Accounting Pronouncements

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Partnership to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Partnership also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Partnership is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Partnership's financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Partnership's financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Partnership's financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Partnership's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises, such as the Partnership, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first interim or annual reporting period beginning after June 15, 2003. It is reasonably possible that the application of this Interpretation may have an impact on the Partnership's financial statements.

Forward Looking Statements

This report contains forward looking statements that reflect management's intent, beliefs and estimates of future economic circumstances, industry conditions, the Partnership's performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Partnership and the investments it has made (including, but not limited to, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations"), constitute forward-looking statements. BUC holders and others should understand that these forward looking statements are subject to numerous risks and uncertainties and a number of factors could affect the future results of the Partnership. These factors include but are not limited to general economic and business conditions such as the availability and credit worthiness of prospective tenants, lease rents, operating expenses, the terms and availability of financing for properties financed by the tax-exempt mortgage revenue bonds owned by the Partnership, adverse changes in the real estate markets from governmental or legislative forces, lack of availability and credit worthiness of counter parties to finance future acquisitions and interest rate fluctuations. The inherent uncertainty of these factors could cause those results to differ materially from those expressed in the forward looking statements contained herein.

Inflation

Inflation did not have a significant effect on the Partnership's financial results for the years presented herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Partnership's primary market risk exposures are interest rate risk and credit risk. The Partnership's exposure to market risks relates primarily to its investments in tax-exempt mortgage revenue bonds and its debt financing.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Partnership's control. The nature of the Partnership's investment in the tax-exempt mortgage revenue bonds and the debt financing used to finance the acquisitions expose the Partnership to financial risk due to fluctuations in market interest rates. The tax-exempt mortgage revenue bonds bear base interest at fixed rates and may additionally pay contingent interest which fluctuates based upon the cash flows of the underlying property. The weighted average base rate and maturity of the tax-exempt mortgage revenue bonds were 7.2% and mature beyond 2007 at December 31, 2002. Conversely, the interest rates on the Partnership's floating rate debt financing fluctuate based on the BMA "Bond Market Association" Rate plus approximately 90 basis points in various fees. The BMA Rate is reset weekly. Accordingly, the Partnership's cost of borrowing will increase as the BMA Rate increases.

The Partnership is managing its interest rate risk on its debt financing by entering into interest rate cap agreements that cap the amount of interest expense it could pay on its floating rate debt financing as follows:

Using the cap agreements, the Partnership is able to benefit from the current low interest rate environment, while still remaining protected from a significant increase in the floating rates. Bank of America does have the right to convert two of the cap agreements to a fixed rate swap, in which case the Partnership's interest expense would be fixed, but at higher interest rates than the current floating rate. Should the BMA Rate continue to remain low or further decline, they could exercise such option. The weighted-average effective rate of the debt financing was 2.3% for the year ended December 31, 2002. At December 31, 2002, the Partnership had total debt financing outstanding of $59,730,000.

The stated maturity dates of the Partnership's debt financing are as follows:

If the average BMA rate, including fees, had increased or decreased by 100 basis points for the year ended December 31, 2002, the interest expense payments on the variable-rate debt financing would have increased or decreased by approximately $600,000, respectively.

The average BMA Index, including fees, would have had to increase by approximately 160 basis points for the year ended December 31, 2002 in order to reach the level of the Partnership's interest rate cap agreements. In the event of a significant unfavorable fluctuation in interest rates, the Partnership may collapse each of the financing transactions based upon the terms of its call feature in the respective securitization. The BMA rate, net of any fees, ranged from 1.01% to 1.85% during the year ended December 31, 2002, while the base rates of the securitized tax-exempt mortgage revenue bonds range from 6.9% to 7.5% at December 31, 2002. In the event that the BMA rate rises dramatically and exceeds the base rate of the securitized tax-exempt mortgage revenue bonds, the trust would be collapsed as a result of insufficient interest from the underlying fixed-rate tax-exempt mortgage bond to service the floating rate senior interest obligations of the P-Float. A decrease in the net interest income earned through the structure of the securitizations would decrease cash available for distributions.

The fair value of the Partnership's investments in tax-exempt mortgage revenue bonds, which bear fixed base interest rates, is also directly impacted by changes in market interest rates. A decrease in market rates below the respective bond's base interest rate will cause the fair value to increase. Conversely, an increase in rates will cause the fair value of the bonds to decrease. The aggregate fair value of the Partnership's tax-exempt mortgage revenue bonds was $118,528,538 at December 31, 2002.

Credit Risk

The Partnership's primary credit risk is the risk of default on its portfolio of tax-exempt mortgage revenue bonds and taxable loans collateralized by the multifamily properties. The tax-exempt mortgage revenue bonds are not direct obligations of the governmental authorities that issued the bonds and are not guaranteed by such authorities or any insurer or other party. In addition, the mortgage bonds and the associated taxable loans are nonrecourse obligations of the property owner. As a result, the sole source of principal and interest payments (including both base and contingent interest) on the tax-exempt mortgage revenue bonds and the taxable loans is the net rental revenues generated by these properties or the net proceeds from the sale of these properties.

If a property is unable to sustain net rental revenues at a level necessary to pay current debt service obligations on the Partnership's tax-exempt mortgage revenue bond or taxable loan on such property, a default may occur. A property's ability to generate net rental income is subject to a wide variety of factors, including, rental and occupancy rates of the property and the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and on the affordability of single-family homes. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of an apartment property.

Defaults on its tax-exempt mortgage revenue bonds and taxable loans may reduce the amount of future cash available for distribution to BUC holders. In addition, if a property's net rental income declines, it may affect the market value of the property. If the market value of a property deteriorates, the amount of net proceeds from the ultimate sale or refinancing of the property may be insufficient to repay the entire principal balance of the tax-exempt mortgage revenue bond or taxable loan secured by the property.

In the event of a default on a tax-exempt mortgage revenue bond or taxable loan, the Partnership will have the right to foreclose on the mortgage or deed of trust securing the property. If the Partnership takes ownership of the property securing a defaulted tax-exempt mortgage revenue bond, it will be entitled to all net rental revenues generated by the property. However, such amounts will no longer represent tax-exempt interest to the Partnership.

The Partnership's primary method of managing the credit risks associated with its tax-exempt mortgage revenue bonds and taxable loans is to perform a complete due diligence and underwriting process of the properties securing these mortgage bonds and loans and to carefully monitor the performance of such property on a continuous basis.

The Partnership is also exposed to a credit risk with respect to its debt financing. All of the Partnership's debt financing has been obtained using securitizations issued through the Merrill Lynch P-Float program. In this program, the senior interests sold are credit enhanced by Merrill Lynch or its affiliate. The inability of Merrill Lynch or its affiliate to perform under the program or impairment of the credit enhancement may terminate the transaction and cause the Partnership to lose the net interest income earned as a result. The Partnership recognizes the concentration of financing with this institution and periodically monitors its ability to continue to perform. In addition, the Partnership's interest rate cap agreements are with two other counterparties. The $20 million rate cap agreement is with Bear Stearns and the $10 million and $15 million rate cap agreements are with Bank of America.

As the above information incorporates only those material positions or exposures that existed as of December 31, 2002, it does not consider those exposures or positions that could arise after that date. The Partnership's ultimate economic impact with respect to market risks will depend on the exposures that arise during the period, the Partnership's risk mitigating strategies at that time and overall business and economic environment.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements of the Partnership are set forth in Item 15 hereof and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements with the Partnership's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 2002 and 2001.

PART III

Item 10. Directors and Executive Officers of the Partnership.

The Partnership has no directors or officers. Management of the Partnership consists of the general partner of the Partnership, America First Capital Associates Limited Partnership Two ("AFCA 2") and its general partner, America First. America First is also the controlling member of America First Capital Source I L.L.C. (AFCS I). AFCS I is the general partner of America First Real Estate Investment Partners, L.P., another publicly traded limited partnership. The following individuals are the managers and officers of America First, and each serves for a term of one year.

Name Position Held Position Held Since

Michael B. Yanney Chairman of the Board 1984
and Manager

Lisa Y. Roskens Chief Executive Officer, 2001/2000/1999
President and Manager

Mark A. Hiatt Chief Financial Officer 2002

Martin A. Massengale Manager* 1994
Gail Walling Yanney Manager 1996
Mariann Byerwalter Manager* 1997
George H. Krauss Manager 2001
Clayton K.Yeutter Manager* 2001
Dr. William Carter Manager 2003

*Member of the America First Audit Committee

Michael B. Yanney, 69, has served as the Chairman of the Board of America First and its predecessors since 1984. From 1977 until the organization of America First, Mr. Yanney was principally engaged in the ownership and management of commercial banks. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of America First Apartment Investors, Inc., Burlington Northern Santa Fe Corporation, Forest Oil Corporation, Level 3 Communications, Netrake Corporation, Magnum Resources, Inc., RCN Corporation and Inlight Solutions, Inc. Mr. Yanney is the husband of Gail Yanney and the father of Lisa Y. Roskens.

Lisa Y. Roskens, 36, is Chief Executive Officer and President of America First. From 1999 to 2000, Ms. Roskens was managing Director of Twin Compass, LLC. From 1997 to 1999, Ms. Roskens was employed by Inacom Corporation, where she held the position of Director of Business Development and Director of Field Services Development. From 1995 to 1997, Ms. Roskens served as Finance Director for the U.S. Senate campaign of Senator Charles Hagel of Nebraska. From 1992 to 1995, Ms. Roskens was an attorney with the Kutak Rock law firm in Omaha, Nebraska, specializing in commercial litigation. Ms. Roskens is the daughter of Michael B. Yanney and Gail Walling Yanney. Ms Roskens is the Chief Financial Officer, President, and serves on the Board of Directors of America First Apartment Investors, Inc.

Mark A. Hiatt, 43, is Chief Financial Officer of America First and America First Apartment Investors, Inc. From 1992 to 2001, he was the Chief Operating Officer for America First Properties Management Company, L.L.C., an America First subsidiary engaged in the management of multifamily and commercial real estate. Mr. Hiatt was an Asset Manager for America First Companies, L.L.C. from 1989 to 1992 and a fund accountant from 1987 to 1989. From 1984 to 1987 he was Director of Finance for J.L. Brandeis & Sons, an Omaha-based department store chain. From 1982 to 1984 he was a senior accountant with Arthur Andersen & Co. Mr. Hiatt is a Certified Public Accountant.

Martin A. Massengale, 69, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and a Foundation Distinguished Professor. Prior to becoming President in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska Lincoln from 1981 until 1991 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Company.

Gail Walling Yanney, 66, is a retired physician. Dr. Yanney practiced anesthesia and was the Executive Director of the Clarkson Foundation until October of 1995. In addition, she was a director of FirsTier Bank, N.A., Omaha, Nebraska, prior to its merger with First Bank, N.A. Dr. Yanney is the wife of Michael B. Yanney and the mother of Lisa Y. Roskens.

Mariann Byerwalter, 42, is Chairman of JDN Corporate Advisory LLC. She was Vice President of Business Affairs and Chief Financial Officer of Stanford University from 1996 to 2001. Ms. Byerwalter was Executive Vice President of America First Eureka Holdings, Inc. ("AFEH") and EurekaBank from 1988 to January 1996. Ms. Byerwalter was Chief Financial Officer and Chief Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996. She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987. She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice President in the bank's Corporate Planning and Development Department. She was also on the Stanford Board of Trustees from 1992 to 1996 and was re-appointed to such beginning in 2002. Ms. Byerwalter currently serves on the board of directors of Schwab Funds, LookSmart, Inc., Redwood Trust, Inc., SRI International, the PMI Group Inc., the Stanford Hospital and Clinics, and the Lucile Packard Children's Hospital.

George H. Krauss, 61, has been a consultant to America First since 1996. Mr. Krauss is also of counsel to Kutak Rock LLP, a national law firm of over 300 lawyers, headquartered in Omaha, Nebraska. Mr. Krauss has been associated with Kutak Rock since 1972 and served as its managing partner from 1983 to 1993. Mr. Krauss also serves on the board of directors of Gateway, Inc., MFA Mortgage Investments, Inc., West Corporation, and America First Apartment Investors, Inc.

Clayton K. Yeutter, 72, is of counsel to Hogan & Hartson, a Washington law firm. From 1978 to 1985 he served as the President and Chief Executive Officer of the Chicago Mercantile Exchange. Mr. Yeutter served as the U.S. Secretary of Agriculture from 1989 to 1991, and has served in cabinet and sub-cabinet posts under four U.S. Presidents. Mr. Yeutter also currently serves on the board of directors of Crop Solutions, Inc., Oppenheimer Funds, Inc., Danielson Holding Corp., and Weyerhauser Corporation.

Dr. William Carter, 76, is retired from medical practice.  He is a graduate of Butler University and the Nebraska University College of Medicine.  He served his residency at the University of Missouri and was appointed a diplomat of the American Board of Otorhinolaryngology.  He was in private practice in Omaha, Nebraska, until 1993.  He is currently on the board of directors of Murphy Drug Co. and is a director of the Happy Hollow Club in Omaha and the Thunderbird Club in Rancho Mirage, California.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities and Exchange Act of 1934 requires the managers and executive officers of America First and persons who own more than 10% of the Partnership's BUCs to file with the Securities and Exchange Commission (the "SEC") reports of their ownership of the Partnership's BUCs. Such officers, managers and BUC holders are required by SEC regulation to furnish the Partnership with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such reports received by the Partnership and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Partnership believes that there was compliance for the year ended December 31, 2002 with all Section 16(a) filing requirements applicable to such executive officers, managers and beneficial owners of BUCs.

Item 11. Executive Compensation.

Neither the Partnership nor AFCA 2 has any managers or officers. Certain services are provided to the Partnership by managers and officers of America First. However, none of the managers or executive officers of America First receive compensation from the Partnership and AFCA 2 receives no reimbursement from the Partnership for any portion of their salaries. Remuneration paid by the Partnership to AFCA 2 pursuant to the terms of its limited partnership agreement during the year ended December 31, 2002 is described in Note 8 of the Notes to the Financial Statements filed in response to Item 8 hereof.

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

Item 14. Controls and Procedures

(a) The Principal Executive Officer and Principal Financial Officer of America First have reviewed and evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of the date within ninety days before the filing date of this annual report (the "Evaluation Date"). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer of America First have concluded that the Partnership's current disclosure controls and procedures are effective, providing them with material information relating to the Partnership as required to be disclosed in the reports the Partnership files or submits under the Exchange Act on a timely basis.

(b) There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

1. Financial Statements of the Partnership. The following financial statements of the Partnership are included in response to Item 8 of this report:

Independent Auditors' Report

Balance Sheets of the Partnership as of December 31, 2002, and December 31, 2001.

Statements of Income and Comprehensive Income of the Partnership for the years ended December 31, 2002, 2001 and 2000.

Statements of Partners' Capital of the Partnership for the years ended December 31, 2002, 2001 and 2000.

Statements of Cash Flows of the Partnership for the years ended December 31, 2002, 2001 and 2000.

Notes to Financial Statements of the Partnership.

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

4 Contract and Agreement dated November 1, 2002 between America First Tax Exempt Investors, L.P. and Bank of America, N.A., to confirm the terms of the interest rate cap transaction between the parties.

4 Contract and Agreement dated January 15, 2003 between America First Tax Exempt Investors, L.P. and Bank of America, N.A., to confirm the terms of the interest rate cap transaction between the parties.

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

Independent Auditors' Report

To the Partners
America First Tax Exempt Investors, L.P.:

We have audited the accompanying balance sheets of America First Tax Exempt Investors, L.P. as of December 31, 2002 and 2001, and the related statements of income and comprehensive income, partners' capital and cash flows for the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America First Tax Exempt Investors, L.P. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Omaha, Nebraska /s/ KPMG LLP
March 7, 2003

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
BALANCE SHEETS

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
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

Supplemental disclosure of non-cash financing activities:

As more fully described in Notes 2(E) and 7 to the financial statements on December 1, 2001, March 28, 2000, June 1, 2000 and December 21, 2000, the Partnership securitized $10,620,000, $17,155,000, $16,000,000 and $11,130,000, respectively, of tax-exempt mortgage revenue bonds on Lake Forest Apartments, Iona Lakes Apartments, Clear Lake Colony Apartments and Bent Tree Apartments, respectively, through the Merrill Lynch P-Float program. The P-Floats, representing substantially all the interests in the bonds, were credit enhanced and sold to institutional investors with the Partnership retaining residual interests therein. These arrangements have been accounted for as financing transactions and are referred to as securitizations.

The accompanying notes are an integral part of the financial statements.

1. Organization

America First Tax Exempt Investors, L.P. the ("Partnership") was formed on April 2, 1998 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments The Partnership will terminate on December 31, 2050, unless terminated earlier under the provisions of its Partnership Agreement. The general partner of the Partnership is America First Capital Associates Limited Partnership Two (the "General Partner" or "AFCA 2").

2. Summary of Significant Accounting Policies

A) Financial Statement Presentation

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

B) Investment in Tax-Exempt Mortgage Revenue Bonds and Other Tax-Exempt Bonds

The Partnership accounts for its investments in tax-exempt mortgage revenue bonds and other tax-exempt mortgage revenue bonds under the provisions of Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). FAS 115 requires the classification of investments in securities into one of three categories: held-to-maturity, available-for-sale, or trading. The Partnership has classified all of its investments in tax-exempt mortgage revenue bonds and other tax-exempt bonds as available-for-sale. Investments classified as available-for-sale are reported at fair value with the net unrealized gains or losses reflected in other comprehensive income. Unrealized gains and losses do not affect the cash flow of the bonds, distributions to BUC holders, or the characterization of the tax-exempt interest income of the financial obligation of the underlying collateral.

The tax-exempt mortgage revenue bonds have a limited market. As such, the Partnership estimates the fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. The Partnership bases the fair value of the other tax-exempt bonds, which also have a limited market, on quotes from external sources, such as brokers, for these or similar bonds.

The Partnership periodically evaluates the credit risk exposure associated with the tax-exempt mortgage revenue bonds by reviewing the fair value of the underlying real estate collateral to determine whether an other-than-temporary impairment exists. When the Partnership believes that it is probable that it will not collect all amounts due, including principal and accrued interest, under the terms of the tax-exempt mortgage revenue bonds, an other-than-temporary impairment is recorded. If an other-than-temporary impairment exists, the cost basis of the respective bond is written down to its estimated fair value, with the amount of the write-down accounted for as a realized loss.

The interest income received by the Partnership from its investment in tax-exempt mortgage revenue bonds is dependent upon the net cash flow of the underlying properties. Base interest income on fully-performing tax-exempt mortgage revenue bonds is recognized as it is accrued. Base interest income on tax-exempt mortgage revenue bonds not fully performing is recognized as it is received. Past due base interest on tax-exempt mortgage revenue bonds, which are or were previously not fully performing, is recognized as received. Contingent interest income, which is only received by the Partnership if the properties financed by the tax-exempt mortgage revenue bonds generate excess available cash flow as set forth in each bond, is recognized as received. The Partnership reinstates the accrual of base interest once the tax-exempt mortgage revenue bond's ability to perform is adequately demonstrated. At December 31, 2002 all of the Partnership's tax-exempt mortgage revenue bonds were fully performing as to their base interest.

Interest income on other tax-exempt bonds is recognized as accrued.

C) Income Taxes

No provision has been made for income taxes since the BUC holders are required to report their share of the Partnership's taxable income for federal and state income tax purposes. The book basis of the Partnership's assets and liabilities exceeded the tax basis by $2,504,254 and $2,286,464 at December 31, 2002 and 2001, respectively.

D) Cash Equivalents

Cash equivalents include investments in federally tax-exempt securities with an original maturity of three months or less when purchased.

E) Debt Financing

The Partnership has financed the acquisition of and/or securitized a portion of its tax-exempt mortgage bond portfolio using securitizations through the Merrill Lynch P-Float program. Through this program, the Partnership transfers a tax-exempt mortgage revenue bond into a trust which issues two types of securities, senior securities ("P-Floats") and subordinated residual interest securities("RITES"). The P-Floats are floating rate securities representing a beneficial ownership interest in the outstanding principal and interest of the tax-exempt mortgage revenue bond, credit enhanced by Merrill Lynch (or a Merrill Lynch affiliate) and are sold to institutional investors. The RITES are issued to the Partnership and represent a beneficial ownership interest in the remaining interest on such bond. The Partnership has a call right on the senior floating rate securities and, upon exercise of such right, may collapse the trusts and, therefore, retains a level of control over the tax-exempt mortgage revenue bond. In order to collapse the trusts, the cost is equal to the par amount plus 10% of any increase in the market value of the underlying bonds. The Partnership accounts for the securitization transactions in accordance with Statement of Financial Accounting Standard No. 140, "Transfers of Financial Assets". The Partnership has determined it has maintained control over the transferred assets in these transactions, and thus accounts and presents them as financing transactions and not sales.

F) Other Assets

Other assets include taxable loans, debt financing costs, bond reissuance costs, and RITES.

The Partnership may, from time to time, advance funds in the form of a taxable loan to the properties which serve as the underlying collateral for the tax-exempt mortgage revenue bonds. The taxable loans are solely made to facilitate the Partnership's acquisition of a tax-exempt mortgage revenue bond secured by the same property or to provide capital project funding to improve the condition of a property. Investments in taxable loans are stated at the lower of cost or market, less an allowance for estimated losses. The Partnership measures impairment of a taxable loan in accordance with Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment Losses", "FAS 114". The Partnership's allowance for estimated losses on its taxable loans is calculated using the discounted expected future cash flows generated by the underlying property. Interest income on the taxable loans is recognized as accrued. The accrual of interest on the taxable loans is suspended for financial reporting purposes when the Partnership believes collection is doubtful and is reinstated when the loan's ability to perform is adequately demonstrated. The Partnership's taxable loan due from Northwoods Lake was on non-accrual status at December 31, 2002.

Debt financing costs are capitalized and amortized over the stated maturity of the related debt financing agreement.

Bond reissuance costs are capitalized and amortized over the stated maturity of the related tax-exempt mortgage revenue bond.

The Partnership classifies its acquired RITES as available-for-sale debt securities and carries the RITES at the estimated fair value which was $25,000 at December 31, 2002 and 2001, respectively.

G) Net Income per BUC

Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each year presented. The Partnership has no dilutive BUCs and, therefore, basic net income per BUC is the same as diluted net income per BUC.

H) Derivative Instruments and Hedging Activities

The Partnership accounts for its interest rate cap agreements in accordance with the Financial Accounting Standards Board Statement No. 133 "Accounting for Derivatives". At the inception, the Partnership designated the interest rate cap agreements as cash flow hedges of floating rate debt financing. The hedges are considered highly effective at inception as the critical terms of the caps and the floating rate debt financing are substantially the same. The calculation of effectiveness is made when the floating rate (BMA Municipal Index) is greater than the strike rate of the caps and will exclude the effect of changes in the fair value of the cap. The fair value of the caps at inception are their cost, which is all attributable to its time value as the strike rates of the caps are greater than the current floating rate. Changes in the time value, or fair value, of the caps will be marked to market with the difference recognized in earnings over the term of the caps. Interest rate cap expense was $69,458 for the year ended December 31, 2002, and is included as a component of interest expense in the accompanying financial statements.

I) Reclassifications

Certain prior year amounts have been reclassified to conform with the current year classification.

J) New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards ("FAS") No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" which provide guidance on how entities are to account for business combinations and for the goodwill and other intangible assets that arise from those combinations or are acquired otherwise. These standards were effective for the Partnership on January 1, 2002. The Partnership presently has no goodwill recorded and, as a result, the adoption of the new pronouncements did not have a significant impact on the financial statements.

In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment of Long-Lived Assets", which provides guidance on the accounting of long-lived assets to be held and used or to be disposed of and the reporting of discontinued operations. This statement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" and related literature and establishes a single accounting model for long-lived assets to be disposed of by sale. The adoption of this standard, effective for the Partnership on January 1, 2002, did not have a significant impact on the financial statements of the Partnership.

3. Partnership Income, Expenses and Cash Distributions

The Limited Partnership Agreement of the Partnership contains provisions for the distribution of Net Interest Income, and Net Residual Proceeds (as defined in the Limited Partnership Agreement) and for the allocation of income and expenses for tax purposes among AFCA 2 and BUC holders (the "Partners"). Income and expenses will be allocated to each BUC holder on a periodic basis, as determined by the General Partner, based on the number of BUCs held by each BUC holder as of the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each BUC holder of record on the last day of each distribution period based on the number of BUCs held by each BUC holder as of such date.

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

With respect to the allocation of income and loss from operations, if a Partner has a deficit Capital Account balance as of the last day of any fiscal year, then all items of income for such fiscal year shall be first allocated to such Partner in the amount and manner necessary to eliminate such deficit.

Cash distributions are currently made on a quarterly basis but may be made on a monthly or semiannual basis if AFCA 2 so elects.

4. BUC Repurchases

In connection with the Partnership's plan to repurchase up to $1,000,000 of the Partnership's BUCs, which was implemented in January 2000, the Partnership purchased and canceled, in open market transactions, 141,200 BUCs at an aggregate cost of $755,929 during 2000. There were no BUC repurchases in 2002 or 2001.

5. Investment in Tax-Exempt Mortgage Revenue Bonds

The tax-exempt mortgage revenue bonds are issued by various state and local governments, their agencies and authorities to finance the construction or rehabilitation of income-producing real estate properties. However, the tax-exempt mortgage revenue bonds do not constitute an obligation of any state or local government, agency or authority and no state or local government, agency or authority is liable on them, nor is the taxing power of any state or local government pledged to the payment of principal or interest on the tax-exempt mortgage revenue bonds. The tax-exempt mortgage revenue bonds are nonrecourse obligations of the respective owners of the properties. The sole source of the funds to pay principal and interest on the tax-exempt mortgage revenue bonds is the net cash flow or the sale or refinancing proceeds from the properties. Each tax-exempt mortgage revenue bond, however, is collateralized by a first mortgage on all real and personal property included in the related property and an assignment of rents. The entire pool of bonds issued to provide permanent financing for each property were issued to the Partnership.

Each of the bonds bears interest at a fixed rate and provides for the payment of additional contingent interest that is payable solely from available net cash flow generated by the financed property. The principal amount of all but two of the bonds does not amortize over its terms.

During 2001, the Partnership acquired one tax-exempt mortgage revenue bond secured by a multifamily apartment property in the principal amount of $10,620,000.

At December 31, 2002 the total amortized cost, gross unrealized holding gains and aggregate fair value of the tax-exempt mortgage revenue bonds were $114,656,000, $3,872,538 and $118,528,538, respectively. At December 31, 2001 the total amortized cost, gross unrealized holding gains and aggregate fair value of the tax-exempt mortgage revenue bonds were $114,811,000, $3,594,000 and $118,405,000, respectively.

Descriptions of the properties collateralizing the tax-exempt mortgage revenue bonds and certain terms of such bonds are as follows:

(1) In addition to the base interest rates shown, the bonds bear contingent interest, as defined in each revenue note, of an additional 3.5% per annum that is payable out of 50% (100% in the case of Shoals Crossing, Ashley Pointe at Eagle Crest and Northwoods Lake Apartments) of the net cash flow generated by the respective property. The Partnership received contingent interest of $10,000 from Ashley Pointe at Eagle Crest in 2001. No contingent interest was received from any of the other tax-exempt mortgage revenue bonds in 2002, 2001 or 2000. The Partnership sold its investment in the Shoals Crossing tax-exempt mortgage revenue bond on December 1, 2001 as described below.

(2) In addition to the base interest rate shown, the bond bears contingent interest, as defined in the revenue note, of an additional 3% per annum payable out of the net cash flow generated by the property. Past due unpaid contingent interest compounds at a rate of 10.5% per annum. The Partnership did not receive any contingent interest during 2002, 2001 or 2000.

(3) In addition to the base interest rate shown, the bonds bear contingent interest, as defined in the revenue note, of an additional 2.6% per annum, 1.885% per annum, 1.9% per annum and 1.6% per annum for Iona Lakes Apartments, Clear Lake Colony Apartments, Bent Tree Apartments, and Lake Forest Apartments, respectively, payable out of the net cash flow generated by each such property. Past due unpaid contingent interest compounds at a rate of 9.5% per annum, 8.785% per annum, 9% per annum and 8.5% per annum for Iona Lakes Apartments, Clear Lake Colony Apartments, Bent Tree Apartments and Lake Forest Apartments, respectively. No contingent interest was received from any of the other mortgage bonds during 2002. The Partnership received contingent interest of $6,897 from Bent Tree Apartments in 2001. No contingent interest was received from any of the other mortgage bonds during 2002, 2001 or 2000.

Tax-exempt mortgage revenue bonds in the principal amount of $112,056,000 at December 31, 2002 have been pledged as debt financing collateral as further described in Note 7 to the Financial Statements.

Reconciliation of the carrying amount of the investment in tax-exempt mortgage revenue bonds is as follows:

On December 1, 2001, the Partnership sold its investment in the Shoals Crossing tax-exempt mortgage revenue bond. The net proceeds from the sale of $4,650,000 represent the full repayment of the $4,500,000 principal of the tax-exempt mortgage revenue bond and $150,000 of past due base interest.

During the quarter ended June 30, 2000, the Partnership determined it was unlikely to recover or receive its contracted cash flows (including the repayment of principal) on its $12,100,000 investment in the Arama Apartments tax-exempt mortgage revenue bond despite a loss of $4,000,000 realized on such bond during 1998. Accordingly, the Partnership realized an additional loss of $1,100,000 on the Arama Apartments tax-exempt mortgage revenue bond in 2000 and the carrying value was further written down to a fair value of $7,000,000 as the new carrying value. On September 11, 2000, the Partnership sold its investment in the Arama Apartments tax-exempt mortgage revenue bond to the obligor of such bond for proceeds of $7,000,000. Since the carrying value of such bond was also $7,000,000, the Partnership realized no additional loss on the sale.

6. Investment in Other Tax-Exempt Bonds

At December 31, 2002 and 2001, the Partnership had an investment in other tax-exempt bonds with a principal amount of $3,900,000. Such tax-exempt bonds bear interest at the rate of 8.25% per annum and mature on December 1, 2026. The bonds are guaranteed by an affiliate of the borrower of such funds and have been pledged as additional collateral for the Partnership's Lake Forest Apartments securitization transaction described in Note 7 to Financial Statements.

At December 31, 2002, the amortized cost, gross unrealized gain (loss) and estimated fair value of such securities were $3,900,000, ($21,762) and $3,878,238. At December 31, 2001, the amortized cost, gross unrealized gain and estimated fair value of such securities were $3,900,000, $39,000 and $3,939,000.

7. Debt Financing

The terms of the Partnership's debt financings are as follows:

    $4,000,000 of its Northwoods Lake Primary Trust Certificates as described in (5) and $3,900,000 of its other tax-exempt mortgage revenue bonds.

    $6,700,000 of its Ashley Pointe at Eagle Crest tax-exempt mortgage revenue bonds.

    $8,976,000 of its Woodbridge Apartments of Louisville II tax-exempt mortgage revenue bonds and $2,000,000 of its Northwoods Lake Primary Trust Certificates as described in (5).

    $12,600,000 of its Woodbridge Apartments of Bloomington III tax-exempt mortgage revenue bonds and $5,300,000 of its Northwoods Lake Primary Trust Certificates described in (5).

    In connection with this securitization, the Partnership deposited the $25,250,000 Northwoods Lake tax-exempt mortgage revenue bond into (the Primary Trust) which issued $25,250,000 in trust certificates and acquired the primary trust certificates which were not credit enhanced or sold to institutional investors, and are pledged as collateral. $5,950,000 of the Northwoods trust certificates are pledged as security for the acquisition of the Fairmont Oaks Apartments tax-exempt mortgage revenue bonds that will take place in the first quarter of 2003.

    In addition, such debt financings amortize in correspondence to the securitized tax-exempt mortgage revenue bond.

    Represents the average effective interest rate, including fees, for the year ended December 31, 2002.

The Partnership's outstanding debt financing contractually matures as follows:

The securitization transactions are accounted for as financing transactions and, in effect, provide variable-rate financing for the acquisition of new, or the securitization of existing, tax-exempt mortgage revenue bonds. Accordingly, the $59,730,000 of tax-exempt mortgage revenue bonds financed are required to be held in trust, the subordinated interests (RITES) are classified as other assets, and, in the case of the $5,000,000 debt financing, the net cash proceeds were classified as cash and cash equivalents.

The Partnership did not recognize a gain or loss in connection with any of the financing transactions.

8. Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The capitalized costs were incurred in connection with the acquisition or reissuance of certain tax-exempt mortgage revenue bonds and the debt financing transactions. The amounts of such expenses reimbursed to AFCA 2 or an affiliate are shown below. The amounts below represent actual cash reimbursements and do not reflect accruals made at each year end.

AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% of the outstanding principal balance of any tax-exempt mortgage revenue bond or other mortgage investment, unless the owner of the property financed by such tax-exempt mortgage revenue bond or other mortgage investment or another third party is required to pay such administrative fee. For the years ended December 31, 2002, 2001 and 2000, the Partnerships' administrative fees to AFCA 2 were $17,550, $29,431 and $1,425 respectively. The Partnership may become obligated to pay additional administrative fees to AFCA 2 in the event it acquires additional tax-exempt mortgage revenue bonds or other mortgage investments and is not able to negotiate the payment of these fees by the property owners or in the event it acquires title to any of the properties securing its existing tax-exempt mortgage revenue bonds by reason of foreclosure. Included in accounts payable and accrued expenses for reimbursed costs and expenses and administrative fees are amounts due AFCA 2 of $44,081 and $284,800 at December 31, 2002 and 2001, respectively.

AFCA 2 is entitled to an administrative fee equal to 0.45% of the original principal amount of the properties financed by the tax-exempt mortgage revenue bonds, payable by the owners of such financed properties. AFCA 2 was also entitled to an administrative fee from the Partnership in the event the Partnership became the equity owner of a property by reason of foreclosure. AFCA 2 received administrative fees of $375,086, $423,603 and $369,548 in 2002, 2001 and 2000, respectively, from the owners of properties financed by the tax-exempt mortgage revenue bonds held by the Partnership. Since these administrative fees are not Partnership expenses, they have not been reflected in the accompanying financial statements. However, such fees are payable by the financed property prior to the payment of any contingent interest on the tax-exempt mortgage revenue bonds secured by these properties.

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

AFCA 2 earned mortgage placement fees of $106,200 during the year ended December 31, 2001 in connection with the acquisition to Lake Forest Apartments tax-exempt mortgage revenue bonds during 2001. The mortgage placement fees were paid by the owners of the respective apartment properties and, accordingly, have not been reflected in the accompanying financial statements. No such fees were earned in 2002.

An affiliate of AFCA 2 was retained to provide property management services for Ashley Square, Northwoods Lake Apartments, Ashley Pointe at Eagle Crest, Shoals Crossing, Iona Lakes Apartments (beginning in April 2000), Clear Lake Colony Apartments (beginning in June 2000), Bent Tree Apartments (beginning in December 2000) and Lake Forest Apartments (beginning in April 2001). The management fees paid to the affiliate of AFCA 2 amounted to $604,793 in 2002, $585,393 in 2001, and $478,179 in 2000. These management fees are not Partnership expenses and, accordingly, have not been reflected in the accompanying financial statements. However, such fees are paid out of the revenues generated by these properties prior to the payment of any interest on the tax-exempt mortgage revenue bonds and taxable loans held by the Partnership on these properties.

9. Taxable Loans

The Partnership's other assets at December 31, 2002 and 2001 include taxable loans of $7,301,165 and $5,739,757, respectively.

The Partnership may make taxable loans for the purpose of acquiring the tax-exempt mortgage revenue bonds secured by the same property or to provide capital project funding to a property securing a tax-exempt mortgage revenue bond already owned by the Partnership. Therefore, the business purpose of the Partnership making the taxable loans is not solely to earn taxable income, but rather to acquire a tax-exempt mortgage revenue bond or to improve the condition of a property securing a tax-exempt mortgage revenue bond. In all cases, the taxable loans are subordinate to the tax-exempt mortgage revenue bonds. The interest payable on the taxable loan is only paid by the property after the payment of: i) the tax-exempt base interest on the tax-exempt bond; and ii) the tax-exempt contingent interest on the tax-exempt mortgage revenue bond. Due to the current weak market conditions of the multi-family industry and the competition from over-building and single-family housing, certain underlying properties are not generating enough cash flow to cover the interest on the taxable loans, although the underlying properties are fully servicing the base interest on the tax-exempt mortgage revenue bonds. Therefore, the taxable loan due from Northwoods was placed on non-accrual status on October 1, 2002. As a result, the Partnership will discontinue accruing interest income on such taxable loan and will only record interest income from the loan when it is received. The total of the forgone interest associated with the taxable loans being placed on non-accrual status was $98,812 for the fourth quarter ending December 31, 2002. Until the loans are removed from non-accrual status the Partnership will not be generating annual income of approximately $417,000, which represents approximately $.04 per BUC. Until such loans are restored to accrual status, any interest income on the taxable loans for financial statement purposes will only be recognized when received.

The taxable loan of $6,258,751 due from the owners of Northwoods Lake Apartments was originated in December of 2001, bears interest at 6.5% per annum and is collateralized by the property. The taxable loan terms provide for interest only payments, which are subordinate to the payment of the base interest, until December 2021, when the full amount of principal becomes due and payable. In the fourth quarter of 2001, the Partnership restructured and assigned its taxable loans due from Iona Lakes Apartments, Clear Lake Colony Apartments, Bent Tree Apartments and Lake Forest Apartments to Northwoods Lake Apartments at par plus accrued interest. The accompanying 2001 financial statements reflect one taxable loan of $5,739,759, due from Northwoods Lake Apartments and a realized loss on the taxable loans of $150,000 for the year ended December 31, 2001. The note was placed on non-accrual status in October 2002 The owners of the aforementioned properties are employees of the general partner of AFCA 2.

The taxable loan of $1,042,414 due from the owners of Fairmont Oaks Apartments was originated in September 2002, bears interest at 6.5% per annum and is collateralized by the property. The terms of the loan provide for interest only payments, which are subordinate to the payment of the base interest, until September 2022, when the full amount of principal becomes due and payable. The purpose of the taxable loan is to facilitate the Partnership's acquisition of the tax-exempt mortgage revenue bonds secured by Fairmont Oaks Apartments, which is expected to take place in the first quarter of 2003. The owners of Fairmont Oaks Apartments are employees of the general partner of AFCA 2.

10. Interest Rate Cap Agreements

The Partnership has entered into three derivative agreements in order to mitigate its exposure to changes in interest rates on its variable-rate debt financing.

On July 1, 2002, the Partnership purchased an interest rate cap from Bear Stearns Financial Products, Inc. The interest rate cap was purchased at a $489,000 premium, has a cap on the floating rate index of 3%, has a notional amount of $20,000,000 and matures on July 1, 2006. It effectively caps the floating rate index (the BMA Municipal Index) at 3%, so the maximum interest rate to be paid on $20,000,000 of debt financing is 3% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points. The interest rate cap is accounted for as a cash flow hedge of the variable-rate debt financing.

On November 1, 2002, the Partnership purchased a convertible interest rate cap from Bank of America. The convertible interest rate cap was purchased at a $250,000 premium, has a cap on the floating rate index of 3%, has a notional amount of $10,000,000 and matures on November 1, 2007. It effectively caps the floating rate index at 3%, so the maximum interest rate to be paid on $10,000,000 of debt financing is 3% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points. If the floating rate index declines to a level where Bank of America elects to exercise its option, the convertible cap is converted to a fixed rate swap and the Partnership's interest expense is converted to a fixed rate of 2.6% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points for the remaining term of the agreement. The convertible interest rate cap is accounted for as a cash flow hedge of the variable-rate debt financing.

On February 1, 2003, the Partnership purchased a convertible interest rate cap from Bank of America. The convertible interest rate cap was purchased at a $608,000 premium, has a cap on the floating rate index of 3.5%, has a notional amount of $15,000,000 and matures on January 1, 2010. It effectively caps the floating rate index at 3.5%, so the maximum interest rate to be paid on $15,000,000 of debt financing is 3.5% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points. If the floating rate index declines to a level where Bank of America elects to exercise its option, the convertible cap is converted to a fixed rate swap and the Partnership's interest expense is converted to a fixed rate of 2.95% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points for the remaining term of the agreement. The convertible interest rate cap is accounted for as a cash flow hedge of the variable-rate debt financing.

The Partnership accounts for its interest rate cap agreements in accordance with the Financial Accounting Standards Board Statement No. 133 "Accounting for Derivatives". At the inception, the Partnership designated the interest rate cap agreements as cash flow hedges of floating rate debt financing. The hedges are considered highly effective at inception as the critical terms of the caps and the floating rate debt financing are substantially the same. The calculation of effectiveness is made when the floating rate (the BMA Municipal Index) is greater than the strike rate of the caps and will exclude the effect of changes in the fair value of the cap. The fair value of the caps at inception are their cost, which is all attributable to its time value as the strike rates of the caps are greater than the current floating rate. Changes in the time value, or fair value, of the caps will be marked to market with the difference recognized in earnings over the term of the caps. Interest rate cap expense was $69,458 for the year ended December 31, 2002, and is included as a component of interest expense in the accompanying financial statements.

11. Fair Value of Financial Instruments

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

Cash and cash equivalents, interest receivable, accounts payable and accrued expenses, distributions payable and debt financing: Due to their short-term nature, fair value approximates the carrying value of such assets and liabilities.

Investment in tax-exempt mortgage revenue bonds and investment in other tax-exempt bonds: Fair value is based on the Partnership's estimate of fair value as described in Note 2(B).

Investment in taxable loans: Fair value is based upon the discounted future cash flows to service the loans and approximated carrying value at December 31, 2002.

12. Commitment

In September 2002, the Partnership entered into a plan to acquire an interest in tax-exempt mortgage revenue bonds secured by Fairmont Oaks Apartments in Gainsville, Florida, which total $8,020,000. In connection with this acquisition, the Partnership pledged $5,950,000 of Primary Trust Certificates related to its Northwoods Lake Apartments tax-exempt mortgage revenue bonds.

In addition, the Partnership has loaned $1,042,414 to the owners of Fairmont Oaks Apartments in the form of a taxable loan, bearing interest at 6.5%. The purpose of the taxable loan is to facilitate the Partnership's acquisition of the tax-exempt mortgage revenue bonds secured by Fairmont Oaks Apartments.

13. Summary of Unaudited Quarterly Results of Operations

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

By /s/ Lisa Y. Roskens
Chief Executive Officer

Date: March 25, 2003

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Date: March 25, 2003 By /s/ Michael B. Yanney*
Michael B. Yanney,
Chairman of the Board and
Manager

Date: March 25, 2003 By /s/ Lisa Y. Roskens
Lisa Y. Roskens,
Chief Executive Officer, President and Manager

Date: March 25, 2003 By /s/ Mark A. Hiatt
Mark A. Hiatt,
Chief Financial Officer

Date: March 25, 2003 By /s/ Martin A. Massengale*
Martin A. Massengale,
Manager

Date: March 25, 2003 By /s/ Gail Walling Yanney*
Gail Walling Yanney,
Manager

Date: March 25, 2003 By /s/ Mariann Byerwalter*
Mariann Byerwalter,
Manager

Date: March 25, 2003 By /s/ George H. Krauss*
George H. Krauss,
Manager

Date: March 25, 2003 By /s/ Clayton K. Yeutter*
Clayton K. Yeutter,
Manager

Date: March 25, 2003 By
William S. Carter,
Manager

*By Mark A. Hiatt,
Attorney-in-Fact

/s/ Mark A. Hiatt
Mark A. Hiatt

CERTIFICATION

I, Lisa Y. Roskens, certify that:

1. I have reviewed this annual report on Form 10-K of America First Tax Exempt Investors, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly represent in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods represented in this report.

4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6. The Partnership's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

By /s/ Lisa Y. Roskens

Lisa Y. Roskens
Chief Executive Officer

America First Companies, L.L.C., acting in its capacity as general partner of the General Partner of America First Tax Exempt Investors, L.P.

CERTIFICATION

I, Mark A. Hiatt, certify that:

1. I have reviewed this annual report on Form 10-K of America First Tax Exempt Investors, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented in this report.

4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6. The Partnership's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

By /s/ Mark A. Hiatt

Mark A. Hiatt
Chief Financial Officer

America First Companies, L.L.C., acting in its capacity as general partner of the General Partner of America First Tax Exempt Investors, L.P.

EXHIBIT 24

POWER OF ATTORNEY

POWER OF ATTORNEY

The undersigned hereby appoints Mark A. Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2002, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Apartment Investors, Inc.
America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.
America First Tax Exempt Investors, L.P..

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 14th day of February, 2003.

/s/ Michael B. Yanney
Michael B. Yanney

POWER OF ATTORNEY

The undersigned hereby appoints Mark A. Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2002, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.
America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 5th day of February, 2003.

/s/ Martin A. Massengale
Martin A. Massengale

POWER OF ATTORNEY

The undersigned hereby appoints Mark A. Hiatt as her agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2002 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.
America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 13th day of February, 2003.

/s/ Gail Walling Yanney
Gail Walling Yanney

POWER OF ATTORNEY

The undersigned hereby appoints Mark A. Hiatt as her agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2002 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.
America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 3rd day of February, 2003.

/s/ Mariann Byerwalter
Mariann Byerwalter

POWER OF ATTORNEY

The undersigned hereby appoints Mark A. Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2002 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Apartment Investors, Inc.
America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.
America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 11th day of February, 2003.

/s/ George H. Krauss
George H. Krauss

POWER OF ATTORNEY

The undersigned hereby appoints Mark A. Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2002 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Apartment Investors, L.P.
America First Real Estate Investment Partners, L.P.
America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 3rd day of February, 2003.

/s/ Clayton K. Yeutter
Clayton K. Yeutter

EXHIBIT 99

REPORT OF AUDIT COMMITTEE

The Audit Committee of America First Companies L.L.C. ("America First"), which is the general partner of the general partner of America First Tax Exempt Investment Partners, L.P. (the "Partnership"), is currently comprised of Martin A. Massengale, Mariann Byerwalter, and Clayton K. Yeutter, each of whom is an independent manager of America First. The Audit Committee operates under a written charter.

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

The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2002 with management of the Partnership and with representatives of KPMG. As a result of these discussions, the Audit Committee believes that America First maintains an effective system of accounting controls that allow it to prepare financial statements that fairly present the Partnership's financial position and results of its operations. Discussions with KPMG also included the matters required by Statement on Auditing Standard No. 61 (Communications with Audit Committees).

In addition, the Audit Committee reviewed the independence of KPMG. We received written disclosures and a letter from KPMG regarding its independence as required by Independent Standards Board Standards No. 1 and discussed this information with KPMG.

Based on the foregoing, the Audit Committee has recommended that the audited financial statements of the Partnership for the year ended December 31, 2002 be included in the Partnership's annual report on Form 10-K to be filed with the Securities and Exchange Commission.

Martin A. Massengale
Mariann Byerwalter
Clayton K. Yeutter