Form 10-Q
period 2003-03-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2003-05-12
CIK 1059142

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
FOR THE QUARTER ENDED MARCH 31, 2003
Printable Version

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

YES X NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES NO X

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

INDEX

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Balance Sheets as of March 31, 2003 (Unaudited) and December 31, 2002

Statements of Income and Comprehensive Income for the three months ended March 31, 2003 and 2002 (Unaudited)

Statement of Partners' Capital for the three months ended March 31, 2003 (Unaudited)

Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (Unaudited)

Notes to Financial Statements (Unaudited)

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 CONTROLS AND PROCEDURES

PART II OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

CERTIFICATIONS

Part I. Financial Information

Item 1. Financial Statements

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
BALANCE SHEETS

Mar. 31, 2003 (Unaudited)	Dec. 31, 2002
Assets		
Cash and cash equivalents	$ 6,230,903	$ 7,174,898
Investment in tax-exempt mortgage revenue bonds, at estimated fair value		
(Amortized cost of $114,656,000)	118,528,538	118,528,538
Investment in other tax-exempt bonds, at estimated fair value		
(Amortized cost of $3,900,000)	3,878,238	3,878,238
Interest receivable	1,314,968	922,806
Taxable loans	7,394,020	7,301,165
Other assets	1,904,708	1,335,416
	$ 139,251,375	$ 139,141,061
Liabilities and Partners' Capital		
Liabilities		
Accounts payable and accrued expenses	$ 249,175	$ 411,149
Distribution payable	1,341,536	1,334,023
Debt financing	59,730,000	59,730,000
	61,320,711	61,475,172
Partners' Capital		
General Partner	28,804	26,156
Beneficial Unit Certificate holders	77,901,860	77,639,733
($7.92 per BUC in 2003 and $7.89 in 2002)	77,930,664	77,665,889
	$ 139,251,375	$ 139,141,061

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENT OF PARTNERS' CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

The accompanying notes are an integral part of the financial statements.

1. Basis of Presentation

The accompanying interim unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2003, and the results of operations for all periods presented have been made. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Debt Financing

The Partnership's debt financing bears interest at a weekly floating bond rate plus remarketing, credit enhancement, liquidity and trustee fees, which averaged 1.93% and 2.29% for the three months ended March 31, 2003 and 2002, respectively.

3. Related Party Transactions

The General Partner is entitled to receive an administrative fee from the Partnership up to 0.45% of the outstanding principal balance of any tax-exempt mortgage revenue bond or other mortgage investment, unless the owner of the property financed by such tax-exempt mortgage revenue bond or other mortgage investment or another third party is required to pay such administrative fee. For the three month periods ended March 31, 2003 and 2002, the Partnership's administrative fees to the General Partner were $4,388 each period. The Partnership may become obligated to pay additional administrative fees to the General Partner in the event the Partnership acquires additional tax-exempt mortgage revenue bonds or other mortgage investments and is not able to negotiate the payment of these fees by the property owners or in the event the Partnership acquires title to any of the properties securing its existing tax-exempt mortgage revenue bonds by reason of foreclosure. Additionally, the General Partner received administrative fees of $69,169 and $109,329, respectively, for the three month periods ended March 31, 2003 and 2002, respectively from the owners of properties financed by the tax-exempt mortgage revenue bonds held by the Partnership. These administrative fees are payable by the property owners prior to the payment of any contingent interest on the tax-exempt mortgage revenue bonds secured by the respective properties.

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

An affiliate of the General Partner was retained to provide property management services for Ashley Square, Northwoods Lake Apartments, Ashley Pointe at Eagle Crest, Iona Lakes Apartments, Clear Lake Colony Apartments, Bent Tree Apartments, Lake Forest Apartments, and Fairmont Oaks Apartments (beginning in October 2002). The management fees paid by the property owners to the affiliate of the General Partner amounted to $158,867 and $146,464 for the three month periods ended March 31, 2003 and 2002, respectively. These property management fees are paid by the respective properties prior to the payment of any interest on the tax-exempt mortgage revenue bonds and taxable loans held by the Partnership on these properties.

4. Interest Rate Cap Agreements

The Partnership has entered into three derivative agreements in order to mitigate its exposure to interest rates on its variable rate debt financing.

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

On November 1, 2002, the Partnership purchased a convertible interest rate cap from Bank of America. The convertible interest rate cap was purchased at a $250,000 premium, has a cap on the floating rate index of 3%, has a notional amount of $10,000,000 and matures on November 1, 2007. It effectively caps the floating rate index at 3%, so the maximum interest rate to be paid on $10,000,000 of debt financing is 3% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points. At the option of Bank of America, the convertible cap may be converted to a fixed rate swap, in which event the Partnership's interest expense would be converted to a fixed rate of 2.6% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points for the remaining term of the agreement. The convertible interest rate cap is accounted for as a cash flow hedge of the variable rate debt financing.

On February 1, 2003, the Partnership purchased a convertible interest rate cap from Bank of America. The convertible interest rate cap was purchased at a $608,000 premium, has a cap on the floating rate index of 3.5%, has a notional amount of $15,000,000 and matures on January 1, 2010. It effectively caps the floating rate index at 3.5%, so the maximum interest rate to be paid on $15,000,000 of debt financing is 3.5% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points. At Bank of America's option, the convertible cap may be converted to a fixed rate swap, in which event the Partnership's interest expense would be converted to a fixed rate of 2.95% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points for the remaining term of the agreement. The convertible interest rate cap is accounted for as a cash flow hedge of the variable-rate debt financing.

The Partnership accounts for its interest rate cap agreements in accordance with the Financial Accounting Standards Board Statement No. 133 "Accounting for Derivatives". At inception, the Partnership designated each of the interest rate cap agreements as cash flow hedges of its floating rate debt financing. The hedges are considered highly effective at inception as the critical terms of the caps and the floating rate debt financing such as effective maturity, floating index and principal hedged are substantially the same. The calculation of effectiveness of the hedges is made when the floating rate is greater than the strike rate of the cap agreements. The fair value of the cap agreements at inception is their original cost, which is all attributable to their time value as the strike rates of the cap agreements are greater than the current floating rate. Changes in the time value, or fair value, of the cap agreements will be marked to market with the difference recognized in earnings as interest expense over the term of the cap agreements. The current floating rate of the floating index (BMA Municipal Index) is lower than the rate at which the caps would go into effect, therefore the only current financial statement impact is to recognize the change in the estimated fair value of the cap agreements in the income statement.

Interest rate cap expense was $57,539 for the three month period ended March 31, 2003, and is included as a component of interest expense in the accompanying financial statements.

5. Subsequent Event

On April 4, 2003, the Partnership acquired the tax-exempt mortgage revenue bonds secured by Fairmont Oaks Apartments in Gainesville, Florida which total $8,020,000. The acquisition was financed by the issuance of floating rate debt financing ("P-floats"). The revenue bonds have a base interest rate of 6.2%, a contingent interest rate of 2.2%, mature in 2033 and amortize over a term of forty years. In connection with the financing of this acquisition, the Partnership pledged $5,950,000 of Primary Trust Certificates related to its Northwoods Lake Apartments tax-exempt mortgage revenue bonds. In addition, the Partnership has loaned $1,135,269 to the owners of Fairmont Oaks Apartments in the form of a taxable loan, bearing interest at 6.5%. The purpose of the taxable loan is to facilitate the Partnership's acquisition of the Fairmont Oaks Apartments tax-exempt mortgage revenue bonds. The owners of Fairmont Oaks Apartments are employees of the general partner of the General Partner of the Partnership.

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

Critical Accounting Policies

The Partnership's critical accounting policies are the same as those described in the Partnership's December 31, 2002 Form 10-K.

Results of Operations

The Partnership's primary assets are its tax-exempt mortgage revenue bonds which provide permanent financing for nine multifamily housing properties. Each bond provides payment of interest at a base rate and the payment of contingent interest out of the net operating income of the underlying property. A description of the multifamily housing properties collateralizing the tax-exempt mortgage revenue bonds owned by the Partnership at March 31, 2003 is as follows:

On April 4, 2003, the Partnership acquired the tax-exempt mortgage revenue bonds secured by Fairmont Oaks Apartments in Gainesville, Florida which total $8,020,000. The acquisition was financed by the issuance of floating rate debt financing ("P-floats"). The revenue bonds have a base interest rate of 6.2%, a contingent interest rate of 2.2%, mature in 2033 and amortize over a term of forty years. In connection with the financing of this acquisition, the Partnership pledged $5,950,000 of Primary Trust Certificates related to its Northwoods Lake Apartments tax-exempt mortgage revenue bonds. In addition, the Partnership has loaned $1,135,269 to the owners of Fairmont Oaks Apartments in the form of a taxable loan, bearing interest at 6.5%. The purpose of the taxable loan is to facilitate the Partnership's acquisition of the Fairmont Oaks Apartments tax-exempt mortgage revenue bonds. The owners of Fairmont Oaks Apartments are employees of the general partner of the General Partner of the Partnership.

The multi-family housing industry is experiencing soft market conditions which are attributable to three factors: i) recessionary conditions is certain markets; ii) over-building; and iii) record levels of single family home purchases largely due to record low mortgage interest rates. These factors have reduced the availability and increased the competition for credit worthy tenants, which in turn reduces effective rents due to rent concessions and increases operating costs such as leasing incentives.

At March 31, 2003 all of the Partnership's tax-exempt mortgage revenue bonds were paying their full amount of base interest; however, a prolonged weakened economy and the resulting decline in net rental revenues from the Partnership's collateral of multi-family properties may negatively impact future interest income. Furthermore, the collection of contingent interest payable from the excess cash flow of the underlying properties may decrease significantly in times of economic slowdown. The Partnership remains aware of the difficult real estate market conditions and continues to monitor the performance of the multi-family properties collateralizing its revenue bonds. The average economic occupancy of the multi-family properties was 84% for the three months ended March 31, 2003 compared to 88% for the three months ended March 31, 2002. Offsetting these weak market conditions are the positive economic benefits the Partnership is experiencing from the record low interest rates it is paying on its variable-rate debt financing.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Mortgage bond investment income decreased $140,514 (6.2%) for the three months ended March 31, 2003 compared to the three months ended March 31, 2002, due to: (i) a decrease of approximately $210,000 earned in 2002 from the sale of the Shoal's Crossing tax-exempt mortgage revenue bonds formerly owned by the Partnership which was partially offset by (ii) a net increase of approximately $72,000 of past-due base interest earned in 2003 on the Woodbridge Apartments of Bloomington and Louisville tax-exempt mortgage revenue bonds.

The Partnership earned all of its base interest due in the first quarter of 2003 on all of its tax-exempt mortgage revenue bonds held at March 31, 2003.

Other bond investment income represents income earned on the Partnership's investment in other tax-exempt bonds and remained consistent from the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002.

Other interest income represents income earned on the Partnership's taxable loans and on its cash and cash equivalents. Other interest income decreased $100,346 (77.5%) for the three months ended March 31, 2003 compared to the same period in 2002. This decrease is primarily due to: (i) a decrease of approximately $97,000 in the interest earned on the taxable loan for Northwoods Lake Apartments which was placed on non-accrual status in the last quarter of 2002 and (ii) a decrease of approximately $21,000 in interest income on cash and cash equivalents due to a decrease in the balance held and a decrease in interest rates earned on its cash and cash equivalents. These decreases were partially offset by an increase of approximately $18,000 in interest earned on the taxable loan for Fairmont Oaks Apartments in 2003.

Interest expense on the Partnership's debt financing increased $3,932 (1%) for the three months ended March 31, 2003 compared to the same period in 2002. The increase is primarily due to an increase of $57,539 in interest rate cap expense offset by a decrease of $53,607 due to the decline in the variable short term tax-exempt interest rates. The Partnership's average effective interest rate on its debt financing was 1.93% for the three months ended March 31, 2003 compared to 2.29 % for the three months ended March 31, 2002.

Amortization expense increased $4,770 for the first quarter of 2003 compared to the first quarter of 2002, due to an increase in the balance of bond issuance and financing costs.

General and administrative expenses increased $17,571 (6.6%) for the three months ended March 31, 2003 compared to the same period in 2002, due primarily to increases in tax-exempt mortgage revenue bond servicing fees offset by decreases in legal, consulting and transfer agent fees.

Liquidity and Capital Resources

Cash provided by operating activities for the three months ended March 31, 2003 increased $138,361 compared to the same period a year earlier mainly due to timing differences in the payment of accounts payable and accrued expenses. Cash used in investing activities increased $14,844 for the three months ended March 31, 2003 compared to the same period in 2002 primarily due to an increase in bond issuance costs paid related to the acquisition of the Fairmont Oaks tax-exempt mortgage revenue bonds. Cash used in financing activities increased $600,487 for the three months ended March 31, 2003 compared to the same period in 2002 primarily due to the purchase of an interest rate cap agreement in February of 2003.

Tax-exempt interest earned on the tax exempt mortgage revenue bonds represents the Partnership's principal source of cash flow. Tax-exempt interest is primarily comprised of base interest on the mortgage bonds. The Partnership will also receive from time to time contingent interest on the mortgage bonds. Contingent interest is only paid when the underlying properties generate excess cash flow, and therefore increase when the underlying properties have strong economic performances and when the Partnership acquires additional tax-exempt mortgage revenue bonds.

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

The following table sets forth information relating to cash distributions paid to BUC holders for the periods shown:

The Partnership believes that cash provided by net interest income from its tax-exempt mortgage revenue bonds and other investments, supplemented, if necessary, by withdrawals from its undistributed cash, will be adequate to meet its projected short-term and long-term liquidity requirements, including the payment of expenses, interest and distributions to BUC holders.

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

At March 31, 2003, the Partnership had total variable-rate debt financing with a principal amount of $59,730,000. The weighted average interest rate of the variable-rate financing was 1.93%, including fees, for the three months ended March 31, 2003.

The stated maturity dates of the Partnership's debt financing are as follows:

The Partnership is managing its interest rate risk on its debt financing by entering into interest rate cap agreements that cap the amount of interest expense it could pay on its floating rate debt financing as follows:

On February 1, 2003, the Partnership purchased a convertible interest rate cap from Bank of America. The convertible interest rate cap was purchased at a $608,000 premium, has a cap on the floating rate index of 3.5%, has a notional amount of $15,000,000 and matures on January 1, 2010. It effectively caps the floating rate index at 3.5%, so the maximum interest rate to be paid on $15,000,000 of debt financing is 3.5% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points. Bank of America has the option to convert the cap to a fixed rate swap, in which event the Partnership's interest expense would be converted to a fixed rate of 2.95% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points for the remaining term of the agreement. The convertible interest rate cap is accounted for as a cash flow hedge of the variable-rate debt financing.

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

Defaults on the Partnership's tax-exempt mortgage revenue bonds and taxable loans may reduce the amount of future cash available for distribution to BUC holders. In addition, if a property's net rental income declines, it may affect the market value of the property. If the market value of a property deteriorates, the amount of net proceeds from the ultimate sale or refinancing of the property may be insufficient to repay the entire principal balance of the tax-exempt mortgage revenue bond or taxable loan secured by the property.

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

As the above information incorporates only those material positions or exposures that existed as of March 31, 2003, it does not consider those exposures or positions that could arise after that date. The Partnership's ultimate economic impact with respect to market risks will depend on the exposures that arise during the period, the Partnership's risk mitigating strategies at that time and overall business and economic environment.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Principal Executive Officer and Principal Financial Officer of America First have reviewed and evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of the date within ninety days before the filing date of this quarterly report (the "Evaluation Date"). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer of America First have concluded that the Partnership's current disclosure controls and procedures are effective, providing them with material information relating to the Partnership as required to be disclosed in the reports the Partnership files or submits under the Exchange Act on a timely basis.

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

10(a) Contract and Agreement dated July 1, 2002 between America First Tax Exempt Investors, L.P. and Bear Stearns Financial Products, Inc., to confirm the terms of the interest rate cap transaction between the parties (incorporated by reference to Exhibit 10.1 to Form 10-Q dated June 30, 2002 filed pursuant to Section 13 or 15(d) of the Securities Act of 1934 by America First Tax Exempt Investors, L.P. (Commission File No. 0-24843)).

10(b) Contract and Agreement dated November 1, 2002 between America First Tax Exempt Investors, L.P. and Bank of America, N.A., to confirm the terms of the interest rate cap transaction between the parties (incorporated by reference to Exhibit 10.2 to Form 10-K dated December 31, 2002 filed pursuant to Section 13 or 15(d) of the Securities Act of 1934 by America First Tax Exempt Investors, L.P. (Commission File No. 000-24843)).

10(c) Contract and Agreement dated January 15, 2003 between America First Tax Exempt Investors, L.P. and Bank of America, N.A., to confirm the terms of the interest rate cap transaction between the parties (incorporated by reference to Exhibit 10.3 to Form 10-K dated December 31, 2002 filed pursuant to Section 13 or 15(d) of the Securities Act of 1934 by America First Tax Exempt Investors, L.P. (Commission File No. 000-24843)).

99. Certifications under Section 906 of the Sarbanes Oxley Act of 2002.

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

(Principal Executive Officer)

Date: May 9, 2003

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

Date: May 9, 2003

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

Date: May 9, 2003

By /s/ Mark A. Hiatt
Mark A. Hiatt
Chief Financial Officer

America First Companies, LLC, acting in its capacity as general partner of the General Partner of America First Tax Exempt Investors, L.P.