Form 10-Q
period 2003-06-30
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2003-08-11
CIK 1059142

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
FOR THE QUARTER ENDED JUNE 30, 2003
Printable Version

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

INDEX

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Balance Sheets as of June 30, 2003 (Unaudited) and December 31, 2002
Statements of Income and Comprehensive Income for the three months and six months ended June 30, 2003 and 2002 (Unaudited)
Statement of Partners' Capital for the six months ended June 30, 2003 (Unaudited)
Statements of Cash Flows for the six months ended June 30, 2003 and 2002 (Unaudited)
Notes to Financial Statements (Unaudited)

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 CONTROLS AND PROCEDURES

PART II OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

Part I. Financial Information

Item 1. Financial Statements

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
BALANCE SHEETS

June 30, 2003 (Unaudited)		Dec. 31, 2002
Assets				
Cash and cash equivalents	$	6,522,538	$	7,174,898
Investment in tax-exempt mortgage revenue bonds, at estimated fair value				
(Amortized cost of $122,601,000 and $114,656,000)		126,473,538		118,528,538
Investment in other tax-exempt bonds, at estimated fair value				
(Amortized cost of $3,900,000)		3,878,238		3,878,238
Interest receivable		1,036,980		922,806
Taxable loans		7,396,670		7,301,165
Other assets		2,059,666		1,335,416
	$	147,367,630	$	139,141,061
Liabilities and Partners' Capital				
Liabilities				
Accounts payable and accrued expenses	$	264,147	$	411,149
Distribution payable		1,341,536		1,334,023
Debt financing		67,580,000		59,730,000
		69,185,683		61,475,172
Partners' Capital				
General Partner		31,317		26,156
Beneficial Unit Certificate holders		78,150,630		77,639,733
($7.94 per BUC in 2003 and $7.89 in 2002)		78,181,947		77,665,889
	$	147,367,630	$	139,141,061

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENT OF PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(UNAUDITED)

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

The accompanying notes are an integral part of the financial statements.

1. Basis of Presentation

The accompanying interim unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2003, and the results of operations for all periods presented have been made. The results of operations for the six month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the financial statements include the valuation of the Partnership's investment in tax-exempt mortgage revenue bonds due to the uncertainty of the value of the underlying collateral.

2. Debt Financing

The Partnership's debt financing bears interest at a weekly floating bond rate plus remarketing, credit enhancement, liquidity and trustee fees, which averaged 1.97% and 2.29% for the six months ended June 30, 2003 and 2002, respectively.

3. Related Party Transactions

The General Partner is entitled to receive an administrative fee from the Partnership up to 0.45% of the outstanding principal balance of any tax-exempt mortgage revenue bond or other mortgage investment, unless the owner of the property financed by such tax-exempt mortgage revenue bond or other mortgage investment or another third party is required to pay such administrative fee. For the three and six month periods ended June 30, 2003, the Partnership's administrative fees to the General Partner were $4,387 and $8,775, respectively. The Partnership may become obligated to pay additional administrative fees to the General Partner in the event the Partnership acquires additional tax-exempt mortgage revenue bonds or other mortgage investments and is not able to negotiate the payment of these fees by the property owners or in the event the Partnership acquires title to any of the properties securing its existing tax-exempt mortgage revenue bonds by reason of foreclosure. Additionally, the General Partner received administrative fees of $78,291 and $147,460, respectively, for the three and six month periods ended June 30, 2003 from the owners of properties financed by the tax-exempt mortgage revenue bonds held by the Partnership. These administrative fees are payable by the property owners prior to the payment of any contingent interest on the tax-exempt mortgage revenue bonds secured by the respective properties.

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

An affiliate of the General Partner was retained to provide property management services for Ashley Square, Northwoods Lake Apartments, Ashley Pointe at Eagle Crest, Iona Lakes Apartments, Clear Lake Colony Apartments, Bent Tree Apartments, Lake Forest Apartments, and Fairmont Oaks Apartments (beginning in October 2002). The management fees paid by the property owners to the affiliate of the General Partner amounted to $154,506 and $313,373 for the three and six month periods ended June 30, 2003, respectively. These property management fees are paid by the respective properties prior to the payment of any interest on the tax-exempt mortgage revenue bonds and taxable loans held by the Partnership on these properties.

4. Interest Rate Cap Agreements

The Partnership has entered into three derivative agreements in order to mitigate its exposure to interest rate fluctuations on its variable rate debt financing.

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

Interest rate cap expense was $64,777 and $122,316 for the three and six month periods ended June 30, 2003, and included as a component of interest expense in the accompanying financial statements.

On April 4, 2003, the Partnership acquired the tax-exempt mortgage revenue bonds secured by Fairmont Oaks Apartments in Gainesville, Florida with a principal amount of $8,020,000. The acquisition was financed by the issuance of floating rate debt financing ("P-floats"). The revenue bonds have a base interest rate of 6.2%, a contingent interest rate of 2.2%, mature in 2033 and amortize over a term of 40 years. In connection with the financing of this acquisition, the Partnership pledged $5,950,000 of Primary Trust Certificates related to its Northwoods Lake Apartments tax-exempt mortgage revenue bonds. In addition, the Partnership has loaned $1,137,919 to the owners of Fairmont Oaks Apartments in the form of a taxable loan, bearing interest at 6.5%. The purpose of the taxable loan is to facilitate the Partnership's acquisition of the Fairmont Oaks Apartments tax-exempt mortgage revenue bonds. The owners of Fairmont Oaks Apartments are employees of the general partner of the General Partner of the Partnership.

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

Results of Operations

The Partnership's primary assets are its tax-exempt mortgage revenue bonds which provide permanent financing for ten multifamily housing properties. Each bond provides payment of interest at a base rate and the payment of contingent interest out of the net operating income of the underlying property. A description of the multifamily housing properties collateralizing the tax-exempt mortgage revenue bonds owned by the Partnership at June 30, 2003 is as follows:

On April 4, 2003, the Partnership acquired the tax-exempt mortgage revenue bonds secured by Fairmont Oaks Apartments in Gainesville, Florida with a principal amount of $8,020,000. The acquisition was financed by the issuance of floating rate debt financing ("P-floats"). The revenue bonds have a base interest rate of 6.2%, a contingent interest rate of 2.2%, mature in 2033 and amortize over a term of 40 years. In connection with the financing of this acquisition, the Partnership pledged $5,950,000 of Primary Trust Certificates related to its Northwoods Lake Apartments tax-exempt mortgage revenue bonds. In addition, the Partnership has loaned $1,137,919 to the owners of Fairmont Oaks Apartments in the form of a taxable loan, bearing interest at 6.5%. The purpose of the taxable loan is to facilitate the Partnership's acquisition of the Fairmont Oaks Apartments tax-exempt mortgage revenue bonds. The owners of Fairmont Oaks Apartments are employees of the general partner of the General Partner of the Partnership.

The multi-family housing industry is experiencing soft market conditions which are attributable to three factors: i) recessionary conditions in certain markets; ii) over-building; and iii) record levels of single family home purchases largely due to record low mortgage interest rates. These factors have reduced the availability and increased the competition for credit worthy tenants, which in turn reduces effective rents due to rent concessions and increases operating costs such as leasing incentives.

At June 30, 2003 all of the Partnership's tax-exempt mortgage revenue bonds were paying their full amount of base interest; however, a prolonged weakened economy and the resulting decline in net rental revenues from the Partnership's collateral of multi-family properties may negatively impact future interest income. Furthermore, the collection of contingent interest payable from the excess cash flow of the underlying properties has declined during this economic slowdown. The Partnership remains aware of the difficult real estate market conditions and continues to monitor the performance of the multi-family properties collateralizing its revenue bonds. The average economic occupancy of the multi-family properties was 84% for the six months ended June 30, 2003 compared to 88% for the six months ended June 30, 2002. Offsetting these weak market conditions are the positive economic benefits the Partnership is experiencing from the record low interest rates it is paying on its variable-rate debt financing.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Mortgage bond investment income increased $102,756 (4.9%) for the three months ended June 30, 2003 compared to the three months ended June 30, 2002, primarily due to: (i) an increase of approximately $124,000 earned from the acquisition of Fairmont Oaks Apartments in April of 2003 which was partially offset by (ii) a decrease of approximately $31,000 of past-due base interest received from Woodbridge at Bloomington and Woodbridge at Louisville.

The Partnership earned all of its base interest due in the second quarter of 2003 on all tax-exempt mortgage revenue bonds held at June 30, 2003.

Other bond investment income represents income earned on the Partnership's investment in other tax-exempt bonds and remained consistent from the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002.

Other interest income represents income earned on the Partnership's taxable loans and on its cash and cash equivalents. Other interest income decreased $99,286 (76.8%) for the three months ended June 30, 2003 compared to the same period in 2002. This decrease is primarily due to: (i) a decrease of approximately $98,000 in the interest earned on the taxable loan due from Northwoods Lake Apartments which was placed on non-accrual status in the fourth quarter of 2002 and (ii) a decrease of approximately $19,000 in interest income earned on cash and cash equivalents due to a decrease in the balance held and a decrease in interest rates. These decreases were partially offset by an increase of approximately $18,000 in interest earned on the taxable loan due from Fairmont Oaks Apartments in 2003.

Interest expense on the Partnership's debt financing increased $61,059 (17.8%) for the three months ended June 30, 2003 compared to the same period in 2002. The increase is due to: (i) an increase of $64,777 in interest rate cap expense, (ii) an increase of $39,211 due to the debt financing used for the acquisition of Fairmont Oaks Apartments in April of 2003, offset by (iii) a decrease of $42,929 due to the decline in the variable short term tax-exempt interest rates. The Partnership's average effective interest rate on its debt financing was 2.01% for the three months ended June 30, 2003 compared to 2.30 % for the three months ended June 30, 2002.

Amortization expense increased $1,372 for the three months ending June 30, 2003 compared to the same period of 2002 due to the amortization on the costs associated with the acquisition of the tax-exempt mortgage revenue bonds secured by Fairmont Oaks Apartments in April of 2003.

General and administrative expenses decreased $18,199 (5.7%) for the three months ended June 30, 2003 compared to the same period in 2002, due primarily to a decrease in tax-exempt mortgage revenue bond servicing fees offset by increases in insurance expense, legal fees and salaries and related expenses.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Mortgage bond investment income decreased $37,758 (0.9%) for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, due to: (i) a decrease of approximately $210,000 earned in 2002 from the sale of the Shoal's Crossing tax-exempt mortgage revenue bonds formerly owned by the Partnership, offset by (ii) an increase of approximately $124,000 on the April 2003 acquisition of the tax-exempt mortgage revenue bonds secured by Fairmont Oaks Apartments (iii) an increase of approximately $41,000 of past-due base interest received in 2003 on the Woodbridge Apartments of Bloomington and Louisville tax-exempt mortgage revenue bonds, and (iv) a net increase of approximately $7,000 in the Partnership's other tax-exempt revenue bonds due to principal amortization.

The Partnership earned all of its base interest due in the six months of 2003 on all of its tax-exempt mortgage revenue bonds held at June 30, 2003.

Other bond investment income represents income earned on the Partnership's investment in other tax-exempt bonds and remained consistent from the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Other interest income represents income earned on the Partnership's taxable loans and on its cash and cash equivalents. Other interest income decreased $199,632 (77.1%) for the six months ended June 30, 2003 compared to the same period in 2002. This decrease is primarily due to: (i) a decrease of approximately $195,000 in the interest earned on the taxable loan for Northwoods Lake Apartments which was placed on non-accrual status in the fourth quarter of 2002 and (ii) a decrease of approximately $41,000 in interest income on cash and cash equivalents due to a decrease in the balance held and a decrease in interest rates. These decreases were partially offset by an increase of approximately $36,000 in interest earned on the taxable loan due from Fairmont Oaks Apartments in 2003.

Interest expense on the Partnership's debt financing increased $64,991 (9.5%) for the six months ended June 30, 2003 compared to the same period in 2002. The increase is primarily due to: (i) an increase of $122,316 in interest rate cap expense (ii) an increase of $39,211 due to the debt financing used for the April 2003 acquisition of the tax-exempt mortgage revenue bonds secured by Fairmont Oaks Apartments, partially offset by (iii) a decrease of $96,536 due to the decline in the variable short term tax-exempt interest rates. The Partnership's average effective interest rate on its debt financing was 1.97% for the six months ended June 30, 2003 compared to 2.29 % for the six months ended June 30, 2002.

Amortization expense increased $6,142 for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, due to an increase in the balance of bond issuance and financing costs.

General and administrative expenses remained consistent for the six months ended June 30, 2003 compared to the same period in 2002.

Liquidity and Capital Resources

Cash provided by operating activities for the six months ended June 30, 2003 increased $235,532 compared to the same period a year earlier mainly due to timing differences in the payment of accounts payable and accrued expenses partially offset by an increase of interest receivable from the acquisition of the Fairmont Oaks tax-exempt mortgage revenue bonds. Cash used in investing activities increased $7,979,322 for the six months ended June 30, 2003 compared to the same period in 2002 primarily due to the acquisition of the Fairmont Oaks tax-exempt mortgage revenue bonds. Cash provided by financing activities increased $7,299,512 for the six months ended June 30, 2003 compared to the same period in 2002 primarily due to the proceeds from the debt financing used to acquire the tax-exempt mortgage revenue bonds secured by Fairmont Oaks Apartments offset by cash used for the purchase of an interest rate cap agreement in February of 2003 and additional principal payments on the Partnership's other debt financing agreements.

Tax-exempt interest earned on the tax-exempt mortgage revenue bonds represents the Partnership's principal source of cash flow. Tax-exempt interest is primarily comprised of base interest on the mortgage bonds. The Partnership will also receive contingent interest on the mortgage bonds from time to time. Contingent interest is only paid when the underlying properties generate excess cash flow, and therefore it increases when the underlying properties have strong economic performances and when the Partnership acquires additional tax-exempt mortgage revenue bonds.

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

At June 30, 2003, the Partnership had total variable-rate debt financing with a principal amount of $67,580,000. The weighted average interest rate of the variable-rate financing was 1.97%, including fees, for the six months ended June 30, 2003.

The stated maturity dates of the Partnership's debt financing are as follows:

The Partnership is managing its interest rate risk on its debt financing by entering into interest rate cap agreements that cap the amount of interest expense it could pay on its floating rate debt financing as follows:

Credit Risk

The Partnership's primary credit risk is the risk of default on its portfolio of tax-exempt mortgage revenue bonds and taxable loans collateralized by the multifamily properties. The tax-exempt mortgage revenue bonds are not direct obligations of the governmental authorities that issued the bonds and are not guaranteed by such authorities or any insurer or other party. In addition, the mortgage bonds and the associated taxable loans are non-recourse obligations of the property owner. As a result, the sole source of principal and interest payments (including both base and contingent interest) on the tax-exempt mortgage revenue bonds and the taxable loans is the net rental revenues generated by these properties or the net proceeds from the sale of these properties.

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

As the above information incorporates only those material positions or exposures that existed as of June 30, 2003, it does not consider those exposures or positions that could arise after that date. The Partnership's ultimate economic impact with respect to market risks will depend on the exposures that arise during the period, the Partnership's risk mitigating strategies at that time and overall business and economic environment.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Principal Executive Officer and Principal Financial Officer of America First have reviewed and evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer of America First have concluded that the Partnership's current disclosure controls and procedures are effective, providing them with material information relating to the Partnership as required to be disclosed in the reports the Partnership files or submits under the Exchange Act on a timely basis.

(b) Changes in internal controls. There were no changes in the Partnership's internal controls over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to affect, the Partnership's internal controls over financial reporting.

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

31 (a) Certification of CEO pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31 (b) Certification of CFO pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32 (a) Certification of CEO pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32 (b) Certification of CFO pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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

Date: August 8, 2003