Form 10-Q
period 2003-09-30
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2003-11-07
CIK 1059142

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
FOR THE QUARTER ENDED SEPTEMBER 30, 2003
Printable Version

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

INDEX

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2003 (Unaudited) and December 31, 2002

Statements of Income and Comprehensive Income for the three months and nine months ended September 30, 2003 and 2002 (Unaudited)

Statement of Partners' Capital for the nine months ended September 30, 2003 (Unaudited)

Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (Unaudited)

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
BALANCE SHEETS

| | Sept. 30, 2003 (Unaudited) | Dec. 31, 2002 |
|---|---|---|
| Assets | | |
| Cash and cash equivalents | $ 6,416,891 | $ 7,174,898 |
| Investment in tax-exempt mortgage revenue bonds, at estimated fair value (Amortized cost of $122,601,000 and $114,656,000) | 126,473,538 | 118,528,538 |
| Investment in other tax-exempt bonds, at estimated fair value (Amortized cost of $3,900,000) | 3,878,238 | 3,878,238 |
| Interest receivable | 1,550,446 | 922,806 |
| Taxable loans | 7,396,670 | 7,301,165 |
| Other assets | 2,122,900 | 1,335,416 |
| | $ 147,838,683 | $ 139,141,061 |
| Liabilities and Partners' Capital | | |
| Liabilities | | |
| Accounts payable and accrued expenses | $ 411,167 | $ 411,149 |
| Distribution payable | 1,341,536 | 1,334,023 |
| Debt financing | 67,580,000 | 59,730,000 |
| | 69,332,703 | 61,475,172 |
| Partners' Capital | | |
| General Partner | 34,558 | 26,156 |
| Beneficial Unit Certificate holders | 78,471,422 | 77,639,733 |
| ($7.98 per BUC in 2003 and $7.89 in 2002) | 78,505,980 | 77,665,889 |
| | $ 147,838,683 | $ 139,141,061 |

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENT OF PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(UNAUDITED)

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

The accompanying notes are an integral part of the financial statements.

1. Basis of Presentation

The accompanying interim unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2003, and the results of operations for all periods presented have been made. The results of operations for the nine month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the financial statements include the valuation of the Partnership's investment in tax-exempt mortgage revenue bonds and taxable loans due to the uncertainty of the value of the underlying collateral.

2. Debt Financing

The Partnership's debt financing bears interest at a weekly floating bond rate plus remarketing, credit enhancement, liquidity and trustee fees, which averaged 1.91% and 2.29% for the nine months ended September 30, 2003 and 2002, respectively.

3. Related Party Transactions

The General Partner is entitled to receive an administrative fee from the Partnership up to 0.45% of the outstanding principal balance of any tax-exempt mortgage revenue bond or other mortgage investment, unless the owner of the property financed by such tax-exempt mortgage revenue bond or other mortgage investment or another third party is required to pay such administrative fee. For the three and nine month periods ended September 30, 2003, the Partnership's administrative fees to the General Partner were $4,387 and $13,162, respectively. The Partnership may become obligated to pay additional administrative fees to the General Partner in the event the Partnership acquires additional tax-exempt mortgage revenue bonds or other mortgage investments and is not able to negotiate the payment of these fees by the property owners or in the event the Partnership acquires title to any of the properties securing its existing tax-exempt mortgage revenue bonds by reason of foreclosure. Additionally, the General Partner received administrative fees of $78,206 and $225,666, respectively, for the three and nine month periods ended September 30, 2003 from the owners of properties financed by the tax-exempt mortgage revenue bonds held by the Partnership. These administrative fees are payable by the property owners prior to the payment of any contingent interest on the tax-exempt mortgage revenue bonds secured by the respective properties.

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

An affiliate of the General Partner was retained to provide property management services for Ashley Square, Northwoods Lake Apartments, Ashley Pointe at Eagle Crest, Iona Lakes Apartments, Clear Lake Colony Apartments, Bent Tree Apartments, Lake Forest Apartments, and Fairmont Oaks Apartments (beginning in October 2002). The management fees paid by the property owners to the affiliate of the General Partner amounted to $152,588 and $465,961 for the three and nine month periods ended September 30, 2003, respectively. These property management fees are paid by the respective properties prior to the payment of any interest on the tax-exempt mortgage revenue bonds and taxable loans held by the Partnership on these properties.

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

Interest rate cap expense was $64,777 and $187,093 for the three and nine month periods ended September 30, 2003, and included as a component of interest expense in the accompanying financial statements.

5. Investment in Tax-Exempt Mortgage Bonds

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

Results of Operations

The Partnership's primary assets are its tax-exempt mortgage revenue bonds which provide permanent financing for ten multifamily housing properties. Each bond provides payment of interest at a base rate and the payment of contingent interest out of the net operating income of the underlying property. A description of the multifamily housing properties collateralizing the tax-exempt mortgage revenue bonds owned by the Partnership at September 30, 2003 is as follows:

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

The multi-family housing industry continues to report soft market conditions which are attributable to three primary factors: i) recessionary conditions in certain markets; ii) over-building; and iii) record levels of single family home purchases largely due to record low mortgage interest rates. These factors have reduced the availability and increased the competition for credit worthy tenants, which in turn reduces effective rents due to rental concessions and increases operating costs such as leasing incentives.

At September 30, 2003 all of the Partnership's tax-exempt mortgage revenue bonds were paying their full amount of base interest; however, a prolonged weakened economy and the resulting decline in net rental revenues from the Partnership's collateral of multi-family properties may negatively impact future interest income. At certain properties the decline in net rental income may last for an extended period. As a result, the Partnership has the ability and may restructure the terms of the related tax-exempt mortgage bond to reduce the base interest rate. However, as of September 30, 2003, there are no such restructures in place. Furthermore, the collection of contingent interest payable from the excess cash flow of the underlying properties has declined during this economic slowdown. The Partnership remains aware of the difficult real estate market conditions and continues to monitor the performance of the multi-family properties collateralizing its revenue bonds. The average economic occupancy of the multi-family properties was 83% for the nine months ended September 30, 2003 compared to 87% for the nine months ended September 30, 2002. Offsetting these weak market conditions are the positive financial benefits the Partnership is experiencing from the record low interest rates it is paying on its variable-rate debt financing.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Mortgage bond investment income increased $103,394 (4.9%) for the three months ended September 30, 2003 compared to the three months ended September 30, 2002, primarily due to: (i) an increase of approximately $121,000 earned from the acquisition of Fairmont Oaks Apartments in April of 2003 which was partially offset by (ii) a decrease of approximately $15,000 of past-due base interest received from Woodbridge at Bloomington.

The Partnership earned all of its base interest due in the second quarter of 2003 on all of its tax-exempt mortgage revenue bonds held at September 30, 2003.

Other bond investment income represents income earned on the Partnership's investment in other tax-exempt bonds and remained consistent from the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002.

Other interest income represents income earned on the Partnership's taxable loans and on its cash and cash equivalents. Other interest income decreased $97,441 (78.9%) for the three months ended September 30, 2003 compared to the same period in 2002. This decrease is primarily due to: (i) a decrease of approximately $97,000 in the interest earned on the taxable loan due from Northwoods Lake Apartments which was placed on non-accrual status in the fourth quarter of 2002 and (ii) a decrease of approximately $18,000 in interest income earned on cash and cash equivalents due to a decrease in the balance held and a decrease in interest rates. These decreases were partially offset by an increase of approximately $18,000 in interest earned on the taxable loan due from Fairmont Oaks Apartments in 2003.

Interest expense on the Partnership's debt financing decreased $6,489 (1.7%) for the three months ended September 30, 2003 compared to the same period in 2002. The decrease is due to: (i) a decrease of $77,082 due to the decline in the variable short term tax-exempt interest rates offset by (ii) an increase of $36,379 due to the debt financing used for the acquisition of Fairmont Oaks Apartments in April of 2003, and (iii) an increase of $34,214 due to an increase in interest rate cap expense. The Partnership's average effective interest rate on its debt financing was 1.79% for the three months ended September 30, 2003 compared to 2.30 % for the three months ended September 30, 2002.

Amortization expense increased $1,368 for the three months ending September 30, 2003 compared to the same period of 2002 due to the amortization on the costs associated with the acquisition of the tax-exempt mortgage revenue bonds secured by Fairmont Oaks Apartments in April of 2003.

General and administrative expenses decreased $20,491 (7.0%) for the three months ended September 30, 2003 compared to the same period in 2002, due primarily to decreases in legal fees, printing and tax-exempt mortgage revenue bond servicing fees offset by increases in insurance expense.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Mortgage bond investment income increased $65,637 (1.0%) for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, due to: (i) an increase of approximately $246,000 on the April 2003 acquisition of the tax-exempt mortgage revenue bonds secured by Fairmont Oaks Apartments (ii) an increase of approximately $25,000 of past-due base interest received in 2003 on the Woodbridge Apartments of Bloomington and Louisville tax-exempt mortgage revenue bonds and (iii) a net increase of approximately $4,000 in the Partnership's other tax-exempt revenue bonds. These increases were offset by (iv) a decrease of approximately $210,000 earned in 2002 from the sale of the Shoal's Crossing tax-exempt mortgage revenue bonds formerly owned by the Partnership

The Partnership earned all of its base interest due in the nine months of 2003 on all of its tax-exempt mortgage revenue bonds held at September 30, 2003.

Other bond investment income represents income earned on the Partnership's investment in other tax-exempt bonds and remained consistent from the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Other interest income represents income earned on the Partnership's taxable loans and on its cash and cash equivalents. Other interest income decreased $297,074 (77.7%) for the nine months ended September 30, 2003 compared to the same period in 2002. This decrease is primarily due to: (i) a decrease of approximately $293,000 in the interest earned on the taxable loan for Northwoods Lake Apartments which was placed on non-accrual status in the fourth quarter of 2002 and (ii) a decrease of approximately $59,000 in interest income on cash and cash equivalents due to a decrease in the balance held and a decrease in interest rates. These decreases were partially offset by an increase of approximately $55,000 in interest earned on the taxable loan due from Fairmont Oaks Apartments in 2003.

Interest expense on the Partnership's debt financing increased $58,501 (5.5%) for the nine months ended September 30, 2003 compared to the same period in 2002. The increase is primarily due to: (i) an increase of $156,000 in interest rate cap expense (ii) an increase of $76,000 due to the debt financing used for the April 2003 acquisition of the tax-exempt mortgage revenue bonds secured by Fairmont Oaks Apartments, partially offset by (iii) a decrease of $174,000 due to the decline in the variable short term tax-exempt interest rates. The Partnership's average effective interest rate on its debt financing was 1.91% for the nine months ended September 30, 2003 compared to 2.29 % for the nine months ended September 30, 2002.

Amortization expense increased $7,510 for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, due to an increase in the balance of bond issuance and financing costs.

General and administrative expenses decreased $21,119 for the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to decreases in legal fees, tax-exempt mortgage revenue bond servicing fees and printing which was partially offset by increases in insurance and salaries and related expenses.

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 2003 decreased $58,995 compared to the same period a year earlier mainly due to timing differences in the payment of accounts payable and accrued expenses partially offset by an increase of interest receivable from the acquisition of the Fairmont Oaks tax-exempt mortgage revenue bonds. Cash used in investing activities increased $7,101,110 for the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to the acquisition of the Fairmont Oaks tax-exempt mortgage revenue bonds in April 2003. Cash provided by financing activities increased $7,796,025 for the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to the proceeds from the debt financing used to acquire the tax-exempt mortgage revenue bonds secured by Fairmont Oaks Apartments offset by cash used for the purchase of an interest rate cap agreement in February of 2003 and additional principal payments on the Partnership's other debt financing agreements.

Tax-exempt interest earned on the tax-exempt mortgage revenue bonds represents the Partnership's principal source of cash flow. Tax-exempt interest is primarily comprised of base interest on the mortgage bonds. The Partnership will also receive past due base interest and contingent interest on the mortgage bonds from time to time. Contingent interest is only paid when the underlying properties generate excess cash flow, and therefore it increases when the underlying properties have strong economic performances and when the Partnership acquires additional tax-exempt mortgage revenue bonds.

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

New Accounting Pronouncement

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provision of FIN 46 will be immediately effective for all variable interests in variable interest entities created after January 31, 2003. The Partnership is currently evaluating the impacts of FIN 46 on the Partnership's financial statements. The Partnership is involved through certain of its investments in tax-exempt mortgage revenue bonds and its taxable loans with entities which may or may not be determined to be variable interest entities under the guidance of FIN 46. Additionally, under the guidance of FIN 46, if the entities are determined to be variable interest entities, the Partnership will need to further evaluate if it is the primary beneficiary of such variable interests. All such entities that the Partnership is involved with were created before February 1, 2003 and, therefore, the requirements of FIN 46 must be applied, if applicable, to the Partnership's financial statements by December 31, 2003.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Partnership's control. The nature of the Partnership's investment in the tax-exempt mortgage revenue bonds and the debt financing used to finance the acquisitions expose the Partnership to financial risk due to fluctuations in market interest rates. The tax-exempt mortgage revenue bonds bear base interest at fixed rates. However, these bonds may additionally pay contingent interest which fluctuates based upon the cash flows of the underlying property. Low interest rates for single-family mortgages reduces the demand for apartments and, therefore, can reduce the cash flows generated by the properties underlying the Partnership's tax-exempt bonds.

On the other hand, lower interest rates reduce the Partnership's borrowing costs on its variable rate debt financing. At September 30, 2003, the Partnership had total variable-rate debt financing with a principal amount of $67,580,000. The weighted average interest rate of the variable-rate financing was 1.91%, including fees, for the nine months ended September 30, 2003.

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

As the above information incorporates only those material positions or exposures that existed as of September 30, 2003, it does not consider those exposures or positions that could arise after that date. The Partnership's ultimate economic impact with respect to market risks will depend on the exposures that arise during the period, the Partnership's risk mitigating strategies at that time and overall business and economic environment.

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

(b) Changes in internal controls. There were no changes in the Partnership's internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or is reasonably likely to affect, the Partnership's internal controls over financial reporting.

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

Date: November 7, 2003