Form 10-K
period 2003-12-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2004-04-16
CIK 1059142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)>

FORM 10-K

(printable version)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

1004 Farnam Street, Suite 400

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

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

YES [ ] NO [X]

The aggregate market value of the registrant's BUCs held by non-affiliates based on the final sales price of the BUCs on the last business day of the registrant's most recently completed second fiscal quarter was $70,537,944.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

PART I

Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for the Partnership's Common Equity and Related

Security Holder Matters

Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements With Accountants on Accounting
and Financial Disclosure

Item 9A. Controls and Procedures

PART III

Item 10. Directors and Executive Officers of the Partnership
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management

and Related Security Holder Matters
Item 13. Certain Relationships and Related Transactions

Item 14. Principal Accounting Fees and Services

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

SIGNATURES

PART I

Item 1. Business.

America First Tax Exempt Investors, L.P. (the "Partnership") was formed on April 2, 1998 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential properties. Interest on these bonds is excludable from gross income for federal income tax purposes. As a result, most of the income earned by the Partnership is exempt from federal income taxes.

As of December 31, 2003, the Partnership owned eleven tax-exempt mortgage revenue bonds with a carrying value of $139,197,520. The tax-exempt mortgage revenue bonds were issued by various state and local housing authorities to provide for permanent financing of eleven multifamily residential properties. These properties contain a total of 2,788 rental units and are located in Florida, Georgia, Indiana, Iowa, Kentucky, South Carolina, and Texas.

The revenue bonds provide for the payment of fixed-rate base interest to the Partnership and for the payment of contingent interest based upon net cash flow and net capital appreciation of the underlying real estate properties. The amount of interest income earned by the Partnership from its investment in tax-exempt mortgage revenue bonds is a function of the net rental revenues generated by the properties collateralizing the tax-exempt mortgage revenue bonds. Net rental revenues from a multifamily residential property depend on the rental and occupancy rates of the property and the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property. Therefore, the return to the Partnership depends upon the economic performance of the multifamily residential properties which collateralize the tax-exempt mortgage revenue bonds. For this reason, the Partnership's investments are dependent on the economic performance of such real estate and may be considered to be in competition with other income-producing real estate of the same type in the same geographic areas.

The Partnership may also invest in other types of tax-exempt securities that may or may not be secured by real estate. These tax-exempt securities must be rated in one of the highest four rating categories by at least one nationally recognized securities rating agency and may not represent more than 25% of the Partnership's assets at the time of acquisition. The Partnership may also acquire taxable mortgage loans secured by multifamily properties which collateralize tax-exempt mortgage revenue bonds secured by the same property.

Business Objectives and Strategy

The Partnership's business objectives are to: (i) preserve and protect its capital; (ii) provide regular cash distributions to BUC holders; and (iii) provide a potential for an enhanced federally tax-exempt yield as a result of a participation interest in the net cash flow and net capital appreciation of the underlying real estate properties financed by the tax-exempt mortgage revenue bonds.

The Partnership is pursuing a business strategy of acquiring additional tax-exempt mortgage revenue bonds on a leveraged basis in order to: (i) increase the amount of tax-exempt interest available for distribution to its BUC holders; (ii) reduce risk through asset diversification and interest rate hedging; and (iii) achieve economies of scale.

The Partnership seeks to achieve its investment growth strategy by investing in additional tax-exempt mortgage revenue bonds and related investments, taking advantage of attractive financing structures available in the tax-exempt securities market and entering into interest rate risk management instruments. The Partnership may finance the acquisition of additional tax-exempt mortgage revenue bonds through the reinvestment of cash flow, the issuance of additional Beneficial Unit Certificates ("BUCs"), and securitization financing arising from its existing portfolio of tax-exempt mortgage revenue bonds. The Partnership's operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 40% and 60% of the total market value of its assets.

To date, the Partnership has financed acquisitions of additional revenue bonds through a securitization transaction offered through the Merrill Lynch proprietary residual interest tax-exempt securities and puttable floating option tax-exempt receipts "P-Float" program. In a securitization transaction, the Partnership deposits a tax-exempt mortgage revenue bond into a trust which issues two types of securities, senior securities ("P-Floats") and subordinated residual interest securities ("RITES"). The P-Floats are floating rate securities representing a beneficial ownership interest in the outstanding principal and interest of the tax-exempt mortgage revenue bond credit enhanced by Merrill Lynch (or a Merrill Lynch affiliate) and sold to institutional investors. The Partnership receives the net proceeds from the sale of the P-Floats and may use these funds to make additional investments. The RITES are issued to the Partnership and represent a beneficial ownership interest in the remaining interest on the underlying tax-exempt mortgage revenue bond. The Partnership maintains a call right on the senior P-Float securities and this allows it to collapse the trusts and retain a level of control over the underlying revenue bond. The call price of a P-Float is equal to its par amount plus 10% of any increase in the market value of the underlying revenue bonds. These transactions are accounted for as secured borrowings, and, in effect, provide the Partnership with variable-rate financing. Accordingly, these senior certificates are recorded as debt financing, the revenue bonds as investment securities held in trust, and the RITES as investment securities. The cash basis cost of funds relating to the P-Floats/RITES program (calculated as interest expense as a percentage of the weighted average face amount of the P-Floats), excluding the effect of marking the interest rate cap agreements to market, was approximately 1.86% for the year ended December 31, 2003.

In keeping with its investment growth strategy, in December 2003, the Partnership acquired $15,795,000 of tax-exempt mortgage revenue bonds secured by Chandler Creek Apartments for a purchase price of $12,000,000. The bonds bear interest at 7.60% per annum and have a maturity date of November 1, 2042. The bonds amortize over their term commencing September 1, 2007. Chandler Creek Apartments, which serves as collateral for the bonds, is a 216-unit garden-style apartment community that was constructed in 2001 located in Round Rock, Texas. The acquisition was financed in the short term with $9,000,000 of proceeds from the transfer of $9,000,000 of the Northwoods Lake Apartments tax-exempt mortgage revenue bonds to Merrill Lynch and the $3,000,000 remainder paid in cash. On January 15, 2004, the Partnership entered into a securitization transaction whereby the $9,000,000 of Northwoods Lake Apartments tax-exempt mortgage revenue bonds previously transferred to Merrill Lynch were securitized using the Merrill Lynch P-Float program. The $15,795,000 Chandler Creek Apartments tax-exempt mortgage revenue bond was also pledged as collateral under the same P-Float financing agreement. In connection with this acquisition, on January 30, 2004, the Partnership entered into a Forbearance Agreement with the owners of Chandler Creek Apartments which sets forth the terms under which the Partnership agrees to forbear from the exercise of remedies against the Chandler Creek Apartments owners due to certain continuing defaults under the documents securing the bonds. Among the conditions to forbearance is (i) the payment of interest on the entire outstanding principal amount of the bonds at 4.56% per annum; (ii) the appointment of America First Properties Management Company (an affiliate of the General Partner) as the property manager of the Chandler Creek Apartments; and (iii) the payment of a mortgage placement fee of $120,000 paid by Chandler Creek Apartments to the General Partner. The Forbearance Agreement will terminate upon the earlier of (i) a restructuring of the bonds; (ii) the date of cancellation of the bond indenture; (iii) the date of termination of the Forbearance Agreement by the bond trustee; (iv) the date of an owner default under the Forbearance Agreement; (v) the date of termination of the property management agreement; (vi) the termination date agreed upon by the Partnership and the owner; or (vii) December 15, 2005.

In connection with the financing of the Chandler Creek bonds, the Partnership also expects to enter into a Custody Agreement with the significant terms being (i) the Partnership's right to payment of interest on the entire $15,795,000 of the Chandler Creek tax-exempt mortgage revenue bonds will be placed into a trust that will issue senior certificates in the notional amounts of $11,500,000 and $500,000 to the Partnership and an unaffiliated third party, respectively. The senior certificates will pay up to approximately 6.00% on a notional amount of $12,000,000 on a senior priority basis. The trust will issue a subordinate junior certificate in a notional principal of $3,795,000 to a separate unaffiliated third party. The junior certificate will pay up to approximately 6.00% on the notional amount of $3,795,000 on a subordinate priority basis. Interest paid on the certificates above 6.00% up to the bond's stated rate of 7.60% will be paid on a parity basis among the Partnership and the other certificate holders based upon the notional amount of their certificates.

During the last quarter of 2003, the Partnership made a taxable loan in the amount of $566,803 for the development of a 140-bed student housing facility for Clarkson College in Omaha, Nebraska. The loan provided interim funding for the start-up costs on the project. The loan bears interest at a rate of 6.0% per annum and principal and interest shall be due and payable when the tax-exempt mortgage revenue bonds are issued. Clarkson College has the right to voluntarily prepay all or part of the principal balance of the note at any time without penalty. The tax-exempt mortgage revenue bonds which will provide the permanent financing for the project are expected to be issued in 2004 for approximately $6,200,000 at an annual rate of 6.0%. The Partnership expects to acquire these tax-exempt mortgage revenue bonds and a portion of the proceeds will be used to repay the taxable loan.

Management and Employees

The Partnership is managed by its General Partner, America First Capital Associates Limited Partnership Two ("AFCA 2"). The Partnership has no employees. Certain services are provided to the Partnership by employees of America First Companies L.L.C. ("America First") which is the general partner of AFCA 2, and the Partnership reimburses America First for its allocated share of these salaries and benefits. The Partnership is not charged, and does not reimburse America First, for the services performed by executive officers of America First.

Competition

The Partnership, from time to time, may be in competition with private investors, lending institutions, trust funds, investment partnerships and other entities with objectives similar to the Partnership for the acquisition of tax-exempt mortgage revenue bonds and other investments. This competition could reduce the availability of tax-exempt mortgage revenue bonds for acquisition and reduce the interest rate that issuers pay on these bonds.

Because the Partnership's return on its tax-exempt mortgage revenue bonds depends on the economic performance of the multifamily residential properties financed by these bonds, the Partnership may be considered to be in competition with other residential real estate in the same geographic areas. In each city in which the properties collateralized by the tax-exempt mortgage revenue bonds owned by the Partnership are located, such properties compete with a substantial number of other multifamily properties. Multifamily properties also compete with single-family housing that is either owned or leased by potential tenants. The principal method of competition is to offer competitive rental rates. Such properties also compete by emphasizing property location, amenities, maintenance, and property physical condition.

Environmental Matters

The Partnership believes that each of the properties collateralizing its tax-exempt mortgage revenue bonds is in compliance, in all material respects, with federal, state and local regulations regarding hazardous waste and other environmental matters and is not aware of any environmental contamination at any of such properties that would require any material capital expenditure by the Partnership for the remediation thereof.

Tax Status

The Partnership is classified as a partnership for federal income tax purposes and accordingly, it makes no provision for income taxes. The distributive share of the Partnership's income, deductions and credits is included in each BUC holder's income tax return.

Risk Factors

The financial condition and results of operations of the Partnership are affected by various factors, many of which are beyond the Partnership's control. These include the following:

  The receipt of interest and principal payments on the Partnership's tax-exempt mortgage revenue bonds will be affected by the economic results of the underlying multifamily properties.

Although the Partnership's tax-exempt mortgage revenue bonds are issued by state or local housing authorities, they are not obligations of these governmental entities and are not backed by any taxing authority. Instead, each of these revenue bonds is backed by a non-recourse loan made to the owner of the underlying apartment complex and is secured by a first mortgage lien on the property. Because of the non-recourse nature of the underlying mortgage loans, the sole source of cash to pay base and contingent interest on the revenue bond, and to ultimately pay the principal amount of the bond, is the net cash flow generated by the operation of the financed property and the net proceeds from the ultimate sale or refinancing of the property. This makes the Partnership's investments in these mortgage revenue bonds subject to the kinds of risks usually associated with direct investments in multifamily real estate. If a property is unable to sustain net rental revenues at a level necessary to pay its debt service obligations on the Partnership's tax-exempt mortgage revenue bond on the property, a default may occur. Net rental revenues and net sale proceeds from a particular property are applied only to debt service payments of the particular mortgage revenue bond secured by that property and are not available to satisfy debt service obligations on other mortgage revenue bonds held by the Partnership. In addition, the value of a property at the time of its sale or refinancing will be a direct function of its perceived future profitability. Therefore, the amount of base and contingent interest that the Partnership earns on its mortgage revenue bonds, and whether or not it will receive the entire principal balance of the bonds as and when due, will depend to a large degree on the economic results of the underlying apartment complexes.

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

In the event a property securing a tax-exempt mortgage revenue bond is not sold prior to the maturity or remarketing of the bond, any participating or contingent interest payable from the net sale or refinancing proceeds of the underlying property will be determined on the basis of the appraised value of the underlying property. Real estate appraisals represent only an estimate of the value of the property being appraised and are based on subjective determinations, such as the extent to which the properties used for comparison purposes are comparable to the property being evaluated and the rate at which a prospective purchaser would capitalize the cash flow of the property to determine a purchase price. Accordingly, such appraisals may result in the Partnership realizing less contingent interest from a tax-exempt mortgage revenue bond than it would have realized had the underlying property been sold.

  There is additional credit risk when the Partnership makes a taxable loan on a property.

Taxable mortgage loans which are made by the Partnership to owners of the properties which secure mortgage revenue bonds held by the Partnership are non-recourse obligations of the property owner. As a result, the sole source of principal and interest payments on these taxable loans is the net rental revenues generated by these properties or the net proceeds from the sale of these properties. The net rental revenue from the operation of a property may be affected by many things as discussed above. If a property is unable to sustain net rental revenues at a level necessary to pay current debt service obligations on the Partnership's taxable loan on such property, a default may occur. In addition, any payment of principal and interest on a taxable loan on a particular property will be subordinate to payment of all principal and interest (including contingent interest) on the mortgage revenue bond secured by the same property. As a result, there may be a higher risk of default on the taxable loans than on the mortgage revenue bonds.

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

An increase in interest rates could also decrease the value of the Partnership's tax-exempt mortgage bonds. A decrease in the value of the Partnership's tax-exempt mortgage revenue bonds could cause the debt financing counterparty to demand additional collateral. If additional collateral is not available, the debt financing could be terminated in which case the Partnership could incur a loss of the associated net interest income. A decrease in the value of the Partnership's tax-exempt mortgage revenue bonds could also decrease the amount the Partnership could realize on the sale of its investments and would decrease the amount of funds available for distribution to BUC holders.

  There are risks associated with the Partnership's debt financing.

In order to obtain debt financing, the Partnership has securitized many of its tax-exempt mortgage revenue bonds through the Merrill Lynch P-Float program. Under this program, the Partnership deposits a tax-exempt mortgage revenue bond into a trust which issues a senior P-Float to an institutional investor and a residual interest to the Partnership. The trust pays interest on the P-Floats and the residual interest from the interest payments received on the underlying tax-exempt mortgage revenue bond. If the trust is unable to pay the full amount of interest due on the P-Float, a default will occur. In addition, if the value of the mortgage revenue bond and any other collateral declines below a specified level, a default will occur. In such event, the trust could be terminated and the Partnership may incur a loss on the bonds pledged as collateral.

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

The majority of the Partnership's assets consist of its tax-exempt mortgage revenue bonds. These mortgage revenue bonds are relatively illiquid and there is no existing trading market for these mortgage revenue bonds. As a result, there are no market makers, price quotations or other indications of a developed trading market for these mortgage revenue bonds. In addition, no rating has been issued on any of the existing mortgage revenue bonds and the Partnership does not expect to obtain ratings on mortgage revenue bonds it may acquire in the future. Accordingly, any buyer of these mortgage revenue bonds would need to perform its own due diligence prior to a purchase. As a result, the Partnership's ability to sell its tax-exempt mortgage revenue bonds, and the price it may receive upon their sale, will be affected by the number of potential buyers, the number of similar securities on the market at the time and a number of other market conditions. As a result, such a sale could result in a loss to the Partnership.

  The Partnership uses derivatives to mitigate its interest rate risks.

The Partnership has used interest rate cap agreements to mitigate its interest rate risks on its debt financing. However, these derivative transactions do not fully insulate the Partnership from the interest rate risks to which it is exposed. In addition, the derivative instruments are required to be marked to market with the difference recognized in earnings as interest expense which can result in significant volatility to reported net income over the term of the caps. The counterparty to certain of these agreements has the right to convert them to fixed rate agreements and it is possible that such a conversion could result in the Partnership paying more interest than it would under its variable-rate financing. There is also a risk that a counterparty to the cap agreements will be unable to perform its obligations under the agreement.

  The rent restrictions and occupant income limitations imposed on properties financed by tax-exempt mortgage revenue bonds may limit the revenues of the properties financed by the Partnership's tax-exempt mortgage revenue bonds.

All of the properties securing the Partnership's tax-exempt mortgage revenue bonds are subject to certain federal, state and/or local requirements with respect to the permissible income of their tenants. Since federal subsidies are not generally available on these properties, rents must be charged on a designated portion of the units at a level to permit these units to be continuously occupied by low or moderate income persons or families. As a result, these rents may not be sufficient to cover all operating costs with respect to these units and debt service on the applicable tax-exempt mortgage revenue bond. This may force the property owner to charge rents on the remaining units that are higher than they would be otherwise and may, therefore, exceed competitive rents which may adversely affect the occupancy rate of a property securing an investment and the property owner's ability to service its debt.

  The interest on the Partnership's tax-exempt mortgage revenue bonds may become subject to taxation.

The tax-exempt status of the interest paid on the Partnership's tax-exempt mortgage revenue bonds is subject to compliance by the underlying properties with the bond documents and covenants required by the bond issuing authority. If the tax-exempt status of any of the Partnership's mortgage revenue bonds is successfully challenged, the interest income paid on that bond would be includable in gross income for federal tax purposes.

The Partnership holds, directly or indirectly, residual interests in certain tax-exempt mortgage revenue bonds through securitization programs, such as the P-Floats/RITES program, which entitles the Partnership to a share of the tax-exempt interest of these mortgage revenue bonds. It is possible that the characterization of the residual interest could be challenged and the income the Partnership receives through these residual interests could be treated as ordinary taxable income. If the Internal Revenue Service ("IRS") were to successfully challenge the tax-exempt status of interest received by the Partnership, a BUC holder's distributive share of this income would be taxable to the BUC holder regardless of whether an amount of cash equal to such distributive share is actually distributed to him or her.

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

Segment Information

The Partnership is engaged in the business of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds and related investments. Accordingly, the Partnership has one reportable business segment.

Information Available on Website

The Partnership's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases are available free of charge at www.am1st.com as soon as reasonably practical after they are filed with the Securities and Exchange Commission ("SEC"). Follow the links to Real Estate Funds and America First Tax Exempt Investors, L.P.

Item 2. Properties.

The Partnership does not own or lease any physical properties.

Item 3. Legal Proceedings.

There are no material pending legal proceedings to which the Partnership is a party or to which any of the properties collateralizing the Partnership's tax-exempt mortgage revenue bonds are subject.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2003 to a vote of the Partnership's security holders.

PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters.

(a) Market Information. BUCs represent assignments by the sole limited partner of its rights and obligations as a limited partner. The rights and obligations of BUC holders are set forth in the Partnership's Agreement of Limited Partnership. BUCs of the Partnership trade on the NASDAQ National Market System under the trading symbol "ATAXZ". The following table sets forth the high and low sale prices for the BUCs for each quarterly period from January 1, 2002 through December 31, 2003.

(b) BUC Holders. The approximate number of BUC holders on March 10, 2004 was 4,522.

(c) Distributions. Distributions to Unit holders were made on a quarterly basis during 2003 and 2002. Total distributions paid or accrued to BUC holders during the fiscal years ended December 31, 2003 and 2002 equaled $5,312,482 and $5,312,481, respectively. The distributions paid or accrued per BUC during the fiscal years ended December 31, 2003 and 2002 were as follows:

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for information regarding the sources of funds that will be used for cash distributions and for a discussion of factors which may adversely affect the Partnership's ability to make cash distributions at the same levels in 2004 and thereafter.

Item 6. Selected Financial Data.

Set forth below is selected financial data for the Partnership from December 31, 1999 through December 31, 2003. The information should be read in conjunction with the Partnership's Financial Statements and Notes thereto filed in response to Item 8 of this report.

(1) The Partnership has restated its financial information for the year ended December 31, 2002. See Note 2 to the Partnership's Financial Statements filed in response to Item 8 of this report for further details and for presentation of the restated balance sheet accounts along with presentation of the restated statement of income and comprehensive income accounts.

(2) To calculate CAD, amortization expense related to debt financing costs and bond reissuance costs, interest rate cap expense, provision for loan losses and realized losses on investments are added back to the Partnership's net income as computed in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Partnership uses CAD as a supplemental measurement of its ability to pay distributions.

There is no generally accepted methodology for computing CAD, and the Partnership's computation of CAD may not be comparable to CAD reported by other companies.

Although the Partnership considers CAD to be a useful measure of its operating performance, CAD should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP.

The following sets forth a reconciliation of the Partnership's net income as determined in accordance with GAAP and its CAD for the periods set forth.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Restatement

In order to comply with the requirements of Statement of Financial Accounting Standards ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, and FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, the Partnership has determined that certain restatement adjustments to previously issued financial statements are required. In 2002 and the first three quarters of 2003, the Partnership accounted for its interest rate caps as cash flow hedges of its variable-rate debt financing; however, these derivative instruments are indexed to the Bond Market Association ("BMA") rate which is not a benchmark interest rate, as defined by FAS No. 133, and thus the Partnership should not have applied hedge accounting treatment. Additionally, the Partnership has determined that its prior accounting did not appropriately measure the mark to market adjustment required by FAS No. 133. As a result, adjustments have been made to the Partnership's December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003 financial statements. The restated financial statements reflect an adjustment of the carrying value of the Partnership's interest rate caps to reflect the fair value of the derivative instruments. The mark to market adjustments to the fair value of the Partnership's derivatives impacts Other assets and Interest expense. While the adjustments impact the net income of the Partnership they do not impact the cash flows from operating, investing or financing activities, cash available for distribution or the actual distributions to Unit holders.

The previously reported amounts and restated amounts for 2002 and 2003 are as follows:

The 2002 and 2003 financial statements and the accompanying notes in Item 15, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" reflect the restated amounts.

Forward-Looking Statements

This report (including, but not limited to, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations") contains forward-looking statements that reflect management's current beliefs and estimates of future economic circumstances, industry conditions, the Partnership's performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Partnership and the investments it has made constitute forward-looking statements. BUC holders and others should understand that these forward-looking statements are subject to numerous risks and uncertainties, and a number of factors could affect the future results of the Partnership and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. These factors include general economic and business conditions such as the availability and credit worthiness of prospective tenants, lease rents, operating expenses, the terms and availability of financing for properties financed by the tax-exempt mortgage revenue bonds owned by the Partnership, adverse changes in the real estate markets from governmental or legislative forces, lack of availability and credit worthiness of counter parties to finance future acquisitions and interest rate fluctuations and other items discussed under "Risk Factors" in Item 1 of this report.

General

The Partnership was formed for the primary purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.

The Partnership's primary assets are its tax-exempt mortgage revenue bonds, which provide permanent financing for eleven multifamily housing properties. A description of the multifamily housing properties collateralizing the tax-exempt mortgage revenue bonds owned by the Partnership as of December 31, 2003 is as follows:

The aggregate carrying value of the tax-exempt mortgage revenue bonds as of December 31, 2003 was $139,197,520. The carrying value reflects the Partnership's estimate of the fair value as no public market exists for these bonds. The estimated fair value of the tax-exempt mortgage revenue bonds is calculated by discounting each bond's expected future cash flows using discount rates for comparable tax-exempt investments.

Each of the tax-exempt mortgage revenue bonds bears tax-exempt interest at a fixed rate and provides for the payment of additional contingent interest that is payable solely from available net cash flow generated by the financed property. The principal amounts of eight of the bonds do not amortize over their respective terms. The terms of the remaining three bonds provide for semiannual payments of principal and interest out of operating cash flow.

The Partnership may make taxable loans for the purpose of acquiring the tax-exempt mortgage revenue bonds secured by the same property or to provide capital project funding to a property securing a tax-exempt mortgage revenue bond already owned by the Partnership. Therefore, the business purpose of the Partnership making the taxable loans is not solely to earn taxable income, but rather to acquire a tax-exempt mortgage revenue bond or to improve the condition of a property securing a tax-exempt mortgage revenue bond. In most cases, the taxable loans are subordinate to the tax-exempt mortgage revenue bonds. The interest payable on the taxable loan is only paid by the property after the payment of: (i) the tax-exempt base interest on the tax-exempt bond along with any required principal payments; and (ii) the tax-exempt contingent interest on the tax-exempt mortgage revenue bond. Due to the current weak market conditions of the multifamily industry and the competition from over-building and single-family housing, the underlying properties are not generating enough cash flow to cover the interest on the taxable mortgage loan due from Northwoods, although the underlying properties are fully servicing the base interest on the tax-exempt mortgage revenue bonds. Therefore, the taxable loan due from Northwoods was placed on non-accrual status on October 1, 2002. As a result, the Partnership has discontinued accruing interest income on such taxable loan and will only record interest income from the loan when it is received. In addition, the Partnership's analysis for impairment of this loan resulted in a loan loss provision of $1,810,000 which was recorded in the fourth quarter of 2003. Until the loan is removed from non-accrual status the Partnership will not be generating annual income of approximately $437,000, which represents approximately $.04 per BUC thereby reducing future annual net income and CAD of the Partnership by the same amount. Until such loan is restored to accrual status, any interest income on the taxable loan for financial statement purposes will only be recognized when received.

As of December 31, 2003 the Partnership has securitized $67,495,000 of its tax-exempt mortgage revenue bond portfolio and has pledged a total of $110,896,000 of its tax-exempt mortgage revenue bond portfolio and other tax-exempt bonds in connection with the securitizations. The Partnership uses the proceeds from these securitization transactions to acquire additional tax-exempt mortgage revenue bonds and other investments.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management of the Partnership to make a number of judgments, assumptions and estimates. The application of these judgments, assumptions and estimates can affect the amounts of assets, liabilities, revenues and expenses reported by the Partnership. All of the Partnership's significant accounting policies are described in Note 3 to the Partnership's Financial Statements filed in response to Item 8 of this report. The Partnership considers the following to be its critical accounting policies as they involve judgments, assumptions and estimates that significantly affect the preparation of its financial statements.

Investments in tax-exempt mortgage revenue bonds

Valuation As all of the Partnership's investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values. The tax-exempt mortgage revenue bonds have a limited market. As such, the Partnership estimates the fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. This calculation methodology encompasses judgment in its application, especially in the determination of the discount rate. A decrease or increase in the discount rate increases or decreases, respectively, the estimate of fair value. Furthermore, volatility in interest rates and the impact it has on the bond markets may also likely cause uncertainty in the estimated valuation.

Effect of classification of securities on earnings As the Partnership's investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, changes in estimated fair values are recorded as adjustments to accumulated other comprehensive income, which is a component of partners' capital, rather than through earnings. The Partnership does not intend to hold any of its securities for trading purposes; however, if the Partnership's available-for-sale securities were classified as trading securities, there could be substantially greater volatility in the Partnership's earnings because changes in estimated fair values would be reflected in the Partnership's earnings.

Review of securities for other-than-temporary impairment - The Partnership periodically reviews the credit risk exposure associated with the tax-exempt mortgage revenue bonds by reviewing the estimated fair value of the underlying property to determine whether an other-than-temporary impairment exists. The estimated fair value of the underlying property is calculated using a discounted cash flow model. When the Partnership believes that it is probable that it will not collect all amounts due, including principal and accrued interest, under the terms of the tax-exempt mortgage revenue bonds, an other-than-temporary impairment is recorded. If an other-than-temporary-impairment exists, the cost basis of the mortgage bond is written down to its estimated fair value, with the amount of the write-down accounted for as a realized loss. The recognition of an other-than-temporary impairment and the potential impairment analysis of the underlying property are subject to a considerable degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the financial statements. The estimated future cash flow of each property is subject to a significant amount of uncertainty in the estimation of future rental receipts, future real estate operating expenses, and future capital expenditures. Such estimates are affected by economic factors such as the rental markets and labor markets in which the property operates, the current capitalization rates for properties in the rental markets, and tax and insurance expenses. Different conditions or different assumptions applied to the calculation may result in different results. The Partnership periodically compares its estimates with historical results to evaluate the reasonableness and accuracy of its estimates and adjusts its estimates accordingly.

Revenue recognition The interest income received by the Partnership from its tax-exempt mortgage revenue bonds is dependent upon the net cash flow of the underlying properties. Base interest income on fully performing tax-exempt mortgage revenue bonds is recognized as it is accrued. Base interest income on tax-exempt mortgage revenue bonds not fully performing is recognized as it is received. Past due base interest on tax-exempt mortgage revenue bonds, which are or were previously not fully performing, is recognized as received. The Partnership reinstates the accrual of base interest once the tax-exempt mortgage revenue bond's ability to perform is adequately demonstrated. Contingent interest income, which is only received by the Partnership if the properties financed by the tax-exempt mortgage revenue bonds generate excess available cash flow as set forth in each bond, is recognized as received. Management's judgment was used in selecting this accounting policy and the selection of an alternate acceptable accounting policy would have had a significant impact on the Company's financials.

Investments in taxable loans

Valuation - Investments in taxable loans are stated at the lower of cost or market, less an allowance for estimated losses. The Partnership measures impairment of a taxable loan in accordance with FAS No. 114, Accounting by Creditors for Impairment of a Loan. FAS No. 114 requires a creditor to base its measure of loan impairment either on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral. The Partnership's allowance for estimated losses on its taxable loans is based on the fair value of the collateral which is calculated using discounted expected future cash flows generated by the underlying property. The estimated future cash flow of each underlying property is subject to a significant amount of judgment in the estimation of future rental receipts, future real estate operating expenses, future capital expenditures and future selling price of the property. Such estimates are affected by economic factors such as the rental markets and labor markets in which the properties operate and tax and insurance expenses. Different conditions or different assumptions applied to the calculation would likely result in materially different amounts. The Partnership periodically compares its estimates with historical results to evaluate the reasonableness and accuracy of its estimates and adjusts its estimates accordingly.

Revenue recognition - Interest income on the taxable loans is recognized as accrued. The accrual of interest on the taxable loans is suspended for financial reporting purposes when the Partnership believes collection is doubtful and is reinstated when the loan's ability to perform is adequately demonstrated. The suspension of interest income accrual and the determination to reinstate are subject to a degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the financial statements.

Interest rate cap agreements

The Partnership's investments in interest rate cap agreements are accounted for under the provisions of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities and FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. These statements (collectively, "FAS No. 133") establish accounting and reporting standards for derivative financial instruments, including certain derivative financial instruments embedded in other contracts, and for hedging activity. FAS No. 133 requires the Partnership to recognize all derivatives as either assets or liabilities in its financial statements and record these instruments at their fair values. In order to achieve hedge accounting treatment, hedging activities must be appropriately designated, documented and proven to be effective as a hedge pursuant to the provisions of FAS No. 133.

The fair values of the caps at inception are their original cost. The Partnership's debt financings currently bear interest based on the Bond Market Association ("BMA") floating rate index. As the BMA rate is not a recognized benchmark interest rate under FAS No. 133, the Partnership is not able to obtain hedge accounting treatment. Changes in the fair value of the caps are marked to market with the difference recognized in earnings as interest expense. The mark to market adjustment through earnings can cause a significant fluctuation in reported net income although it has no impact on the Partnership's cash flows. In addition, the calculation of the fair value of the caps involves a considerable degree of judgement.

Securitization transactions

The Partnership has financed the acquisition of and/or securitized a substantial portion of its tax-exempt mortgage revenue bond portfolio using securitizations through the Merrill Lynch P-Float program. Through this program, the Partnership structures a transaction by depositing a tax-exempt mortgage revenue bond into a trust that issues P-Floats and RITES. The Partnership has a call right on the senior floating rate securities and, upon exercise of such right, may collapse the trusts and, therefore, retains a level of control over such securities. The Partnership accounts for these transactions in accordance with FAS No. 140, Transfers of Financial Assets. The Partnership has determined it has maintained control over the transferred assets in these transactions and thus accounts and presents them as secured borrowings and not sales transactions. FAS No. 140 further requires an entity that has securitized financial assets to disclose information about accounting policies, volume, cash flows, key assumptions made in determining fair value of retained interests and the sensitivity to changes in key assumptions. The level of adequate and full disclosure required by FAS No. 140 is subject to a degree of judgment which, if not appropriately disclosed, could have a material impact on the presentation of the financial statements. The Partnership believes it has complied with the full disclosure requirements of FAS No. 140.

Results of Operations

The multifamily housing industry is experiencing soft market conditions which are attributable to three factors: i) recessionary conditions in certain markets; ii) over-building of apartment properties; and iii) record levels of single family home purchases largely due to record low mortgage interest rates. These factors have reduced the availability and increased the competition for credit worthy tenants, which in turn reduces effective rents in the form of concessions and increases operating costs such as leasing incentives. At December 31, 2003, all of the Partnership's tax-exempt mortgage revenue bonds were paying their full amount of base interest. A prolonged weakened economy and the resulting decline in net operating income from the Partnership's collateral of multifamily properties resulted in the recording of a $1,810,000 provision for loan loss on the Partnership's taxable loan to Northwoods Lake Apartments and may negatively impact future interest income. At certain properties the decline in net rental income may last for an extended period. As a result, the Partnership has the ability and may restructure the terms of the related tax-exempt mortgage revenue bond to reduce the base interest rate. However, as of December 31, 2003, the Partnership had not restructured the terms of any of the tax-exempt mortgage revenue bonds to reduce the base interest rate. Furthermore, the collection of contingent interest payable from the excess cash flow of the underlying properties may decrease significantly in times of economic slowdown. The Partnership remains aware of this potential and continues to monitor the performance of the multifamily properties collateralizing its tax-exempt mortgage revenue bonds. Offsetting these weak conditions are the positive economic benefits the Partnership is experiencing from the record low interest rates it is paying on its variable-rate debt.

The tables below compare the results of operations for each year shown.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

The Partnership recorded net income of $4,594,664 for the year ended December 31, 2003 compared to restated net income of $6,276,387 for the year ended December 31, 2002. In general, the Partnership generated greater mortgage revenue bond investment income due to an acquisition, but this was more than offset by lower interest income from other investments and the recording of a $1,810,000 provision for loan loss on the Partnership's taxable loan to Northwoods Lake Apartments.

Mortgage revenue bond investment income increased $175,112 or 2.0% from 2002 to 2003. An increase of approximately $369,800 is attributable to earnings of base interest on the Fairmont Oaks Apartments bond which was acquired in April 2003. Offsetting this increase was a decline from approximately $210,000 of mortgage revenue bond investment income recognized in 2002 as a result of the final accounting on the sale of the Shoals Crossing tax-exempt mortgage revenue bond to minimal income being recognized in 2003.

Other interest income represents income earned on the Partnership's taxable loans and cash and cash equivalents. The decrease in 2003 from 2002 of $304,976 or 72% is primarily due to a decrease of $292,054 in taxable loan interest income due to the loan for Northwoods Lake Apartments being placed on non-accrual status in the fourth quarter of 2002, and a decrease of $73,237 in interest on its cash and cash equivalents due to the continued decline in interest rates and the decrease in the average cash balance. These decreases were offset by an increase of $56,902 on the interest earned on the Fairmont Oaks Apartments taxable loan and an increase of $3,413 in interest earned on the Clarkson College loan.

In the fourth quarter of 2003, the Partnership recorded a provision of $1,810,000 on its taxable loan to Northwoods Lake Apartments. The allowance was calculated based upon the present value of the estimated cash flows available to service the loan. The establishment of an allowance on the Northwoods Lake Apartments loan is not a legal relief of payment from the underlying property, but is a financial reporting measurement of the estimated amount recoverable based upon the facts and circumstances at December 31, 2003. As a result, the Partnership's financial statements for the year ended December 31, 2003 reflect a non-cash expense of $1,810,000, which does not affect cash or distributions to BUC holders.

Interest expense decreased for the Partnership's debt financing by $236,384 or 12.8% from 2002 to 2003. The Partnership has entered into three interest rate cap agreements in order to mitigate its exposure to interest rates on its variable-rate debt financing. A decrease of approximately $139,300 is due to the interest rate cap expense related to the cap agreement purchased in July of 2002, a decrease of approximately $245,200 is due to the interest rate cap expense related to the convertible rate cap agreement purchased in November of 2002 and an increase of approximately $291,600 is due to the interest rate cap expense related to the convertible rate cap agreement purchased in February of 2003. The interest rate cap expense is the result of marking the interest rate caps to market. This mark to market adjustment is a non-cash adjustment and thus, while it may have a significant impact on interest expense, it has no impact on the Partnership's cash position. An increase of approximately $115,000 is due to the interest expense associated with the securitization transaction to acquire the Fairmont Oaks Apartments tax-exempt mortgage revenue bonds in April 2003. Additionally, a decrease of approximately $258,000 was due to a significant decline in the short term tax-exempt interest rates. The Partnership's effective interest rate on the variable-rate debt financing, excluding the effect of marking the interest rate cap agreements to market, was 1.86% in 2003 compared to 2.3% in 2002.

Amortization expense increased $8,878 from 2002 to 2003 primarily due to the amortization on the P-Float transaction and amortization of the bond issuance costs related to the April 2003 acquisition of the Fairmont Oaks Apartments tax-exempt mortgage revenue bonds.

General and administrative expenses decreased $30,635 or 2.6% from 2002 to 2003 due to: (i) a decrease of approximately $50,000 in tax-exempt mortgage revenue bond servicing and bond trustee fees; (ii) a decrease of approximately $18,000 in transfer agent fees; (iii) a decrease of approximately $17,000 in legal fees due to costs associated with the sale of the Shoals Crossing tax-exempt mortgage revenue bond not repeated in the current year; and (iv) a decrease of approximately $16,000 in printing expenses due to increased in-house printing during the current year. These decreases were offset by increases of approximately $41,000 in insurance premiums and a net increase of approximately $30,000 in other general and administrative expenses.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Mortgage revenue bond investment income increased $57,833 or 0.1% from 2001 to 2002. An increase of approximately $673,500 is attributable to earning a full year of base interest in 2002 on the Lake Forest Apartments bond which was acquired December 2001. In addition, the Partnership received approximately $31,000 of past due base interest from the Woodbridge Apartments of Louisville tax-exempt mortgage revenue bonds, approximately $23,000 of past due base interest from the Woodbridge Apartments of Bloomington tax-exempt mortgage revenue bonds due to an increase in the net cash flow generated by the underlying properties and an increase of approximately $15,000 is attributable to the Ashley Square tax-exempt mortgage revenue bond. Offsetting such increases were declines of approximately $346,000 due to the sale of the Arama Apartments tax-exempt mortgage revenue bond, a decline of approximately $255,000 due to a decrease in past due base interest received on its Northwoods Lake Apartments tax-exempt mortgage revenue bond, approximately a $77,000 decrease due to the December 2001 sale of the Shoals Crossing tax-exempt mortgage revenue bond and a decline of approximately $6,000 in past due interest received by the Iona Lakes Apartments tax-exempt mortgage revenue bond in 2002 compared to 2001.

The Partnership earned the full amount of its base interest due on all of its tax-exempt mortgage revenue bonds held as of December 31, 2002, except for the Ashley Square tax-exempt mortgage bond, which earned approximately $1,600 less than its base interest.

Other bond investment income represents income earned on the Partnership's investment in other tax-exempt bond which increased $14,094 from 2001 to 2002 due to its $900,000 investment acquired in the first quarter of 2001.

Other interest income represents income earned on the Partnership's taxable loans and cash and cash equivalents. The decrease in 2002 from 2001 of $120,070 or 22% is primarily due to a decrease of approximately $62,000 in taxable loan interest income due to the loans being placed on non-accrual status in the fourth quarter of 2002, and a decrease of approximately $58,000 in interest on its cash and cash equivalents due to the continued decline in interest rates earned on its cash and cash equivalents.

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

Interest expense decreased for the Partnership's debt financing by $43,426 or 2.3% from 2001 to 2002. A decrease of approximately $740,000 is due to a significant decline in the short term tax-exempt interest rates. The Partnership's effective interest rate on the variable-rate debt financing, excluding the effect of marking the interest rate cap agreements to market, was 2.3% in 2002, compared to 3.17% in 2001. This decrease is offset by an increase of approximately $243,000 due to a full year of interest expense on the Partnership's December 2001 securitization transaction to acquire the Lake Forest Apartments tax-exempt mortgage revenue bond. Additionally, the Partnership has entered into two derivative agreements in order to mitigate its exposure to interest rates on its variable-rate debt financing. An increase of approximately $249,000 is due to interest rate cap expense on the cap agreement that was purchased in July of 2002 and an increase of approximately $204,400 is due to the interest rate cap expense for the purchase of a convertible rate cap in November of 2002.

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

Liquidity and Capital Resources

Tax-exempt interest earned on the mortgage revenue bonds represents the Partnership's principal source of cash flow. Tax-exempt interest is primarily comprised of base interest on the mortgage revenue bonds. The Partnership will also receive from time to time contingent interest on the mortgage revenue bonds. Contingent interest is only paid when the underlying properties generate excess cash flow, therefore, cash in-flows are fairly fixed in nature and increase when the underlying properties have strong economic performances and when the Partnership acquires additional tax-exempt mortgage revenue bonds.

The Partnership's principal uses of cash are the payment of distributions to BUC holders, interest on debt financing and general and administrative expenses. The Partnership also uses cash to acquire additional investments. Distributions to BUC holders may increase or decrease at the determination of the General Partner. The Partnership is currently paying distributions of $0.54 per BUC per year. The General Partner determines the amount of the distributions based upon the projected future cash flows of the Partnership. Future distributions to BUC holders will depend upon the amount of base and contingent interest received on the tax-exempt mortgage revenue bonds and other investments, the effective interest rate on the Partnership's variable-rate debt financing, and the amount of the Partnership's undistributed cash.

Interest expense on the Partnership's variable-rate debt financing is not fixed and will fluctuate depending upon the BMA Index. This rate, which does not include liquidity, credit enhancement, remarketing, trustee and custodian fees, that approximate 90 basis points, has ranged between 0.70% to 1.36% in 2003 and 1.01% to 1.85% in 2002. To manage the uncertainty of this variable expense, the Partnership has capped the interest rate, which includes fees of approximately 90 basis points, on $45 million of its debt financing at 3.90% ($30 million) and 4.40% ($15 million). These caps are derivative instruments and are required to be marked to market with the difference recognized in earnings as interest expense which can result in significant volatility to reported net income over the term of the caps. As the mark to market adjustment is a non-cash adjustment, it has no impact on cash flows. Interest expense will also increase or decrease depending upon the outstanding balance of the debt financing.

General and administrative expenses primarily consist of employee expenses, accounting expenses and legal expenses. One of the benefits of the Partnership's growth strategy is to take advantage of the nature of these expenses to achieve economies of scale.

The Partnership believes that cash provided by net interest income from its tax-exempt mortgage revenue bonds and other investments, supplemented, if necessary, by withdrawals from its reserve, will be adequate to meet its projected short-term and long-term liquidity requirements, including the payment of expenses, interest and distributions to BUC holders. As of December 31, 2003, the Partnership did not have any current agreements to acquire additional tax-exempt mortgage revenue bonds or other significant capital commitments. In March 2004, the Partnership did enter into a commitment to provide permanent financing for the 140-bed student housing facility for Clarkson College through tax-exempt mortgage revenue bonds in the amount of $6,200,000 at an annual rate of 6.0%. The Partnership continues to seek additional investment opportunities and believes it can acquire additional tax-exempt mortgage revenue bonds with its cash on hand and financing available to it.

Cash flows provided by operating activities increased $594,038 in 2003 compared to 2002 due mainly to the timing of operating receipts and payments.

Cash used in investing activities increased $19,840,670 in 2003 compared to 2002 which is primarily due to the acquisitions of Fairmont Oaks and Chandler Creek tax-exempt mortgage revenue bonds.

Cash provided by financing activities increased $16,784,433 in 2003 compared to 2002 due to proceeds from short-term financing of $9,000,000 and an increase in proceeds from debt financing related to the acquisition of Fairmont Oaks tax-exempt mortgage revenue bonds.

Off Balance Sheet Arrangements

As of December 31, 2003 and 2002, the Partnership invests in tax-exempt mortgage revenue bonds which are collateralized by multifamily housing projects. The multifamily housing projects are owned by entities that are not controlled by the Partnership. The Partnership has no equity interest in these entities and does not guarantee any obligations of these entities. The Partnership has financed the acquisition of some of its tax-exempt revenue bonds using the Merrill Lynch P-Float program. Although this financing involves placing the mortgage revenue bonds in trust in exchange for an interest in the trust, the transaction is treated as a leveraged financing and not a sale of the mortgage revenue bonds. Therefore, the Partnership continues to reflect the mortgage revenue bonds as assets in its balance sheet and does not have any off-balance sheet arrangements. The Partnership does not engage in trading activities involving non-exchange traded contracts. As such, the Partnership is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships. The Partnership does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Company or its related parties other than what is disclosed in Note 9 to the Partnership's Financial Statements.

Contractual Obligations

The Partnership has the following contractual obligation as of December 31, 2003:

Inflation

With respect to the financial results of the Partnership's investment in tax-exempt mortgage revenue bonds, substantially all of the resident leases at the multifamily residential properties, which collateralize the Partnership's tax-exempt mortgage revenue bonds, allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the properties to seek rent increases. The substantial majority of these leases are for one year or less. The short-term nature of these leases generally serves to reduce the risk to the properties of the adverse effects of inflation; however, market conditions may prevent the properties from increasing rental rates in amounts sufficient to offset higher operating expenses. Inflation did not have a significant impact on the Partnership's financial results for the years presented in this report.

New Accounting Pronouncements

In April 2003, the FASB issued Financial Accounting Standard ("FAS") No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS No. 149 amends FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and is related to certain derivatives embedded in other contracts and for hedging activities under FAS No. 133. FAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and to certain pre-existing contracts. FAS No. 149 is to be applied prospectively. FAS No. 149 currently has not had an impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities an interpretation of ARB 51, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. A modification to FIN 46 was released in December 2003 (FIN 46R). The Company will be required to apply FIN 46R to variable interests in variable interest entities ("VIEs") created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied as of March 31, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. FIN 46R is a complex standard that requires significant analysis and judgment. We are still in the process of evaluating the impact of the standard with respect to the multifamily properties which collateralize certain of our tax-exempt mortgage revenue bonds. The entities which own the multifamily properties have been determined to be VIEs. If the Partnership is determined to be the primary beneficiary of such VIEs pursuant to the terms of each tax-exempt mortgage revenue bond, the financial statement result would be the consolidation of each multifamily property. As an entity in the business of investing in tax-exempt mortgage revenue bonds to generate primarily tax-exempt interest income, the consolidated presentation of the multifamily properties would result in a financial statement presentation that would be different than that currently presented in the accompanying financial statements. The Partnership is still determining the impact, if any, that FIN 46R would have on its financial statements upon implementation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Partnership's primary market risk exposures are interest rate risk and credit risk. The Partnership's exposure to market risks relates primarily to its investments in tax-exempt mortgage revenue bonds and its debt financing.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Partnership's control. The nature of the Partnership's investment in the tax-exempt mortgage revenue bonds and the debt financing used to finance these investments exposes the Partnership to financial risk due to fluctuations in market interest rates. The tax-exempt mortgage revenue bonds bear base interest at fixed rates and may additionally pay contingent interest which fluctuates based upon the cash flows of the underlying property. As of December 31, 2003, the weighted average base rate of the tax-exempt mortgage revenue bonds was 7.0%. Accordingly, the interest income generated by the tax-exempt mortgage revenue bonds is generally fixed, except to the extent the underlying properties generate enough excess cash flow to pay contingent interest. Each of the bonds matures after 2008. Conversely, the interest rates on the Partnership's floating rate debt financing fluctuate based on the BMA Index Rate, which resets weekly. Accordingly, the Partnership's cost of borrowing will increase as the BMA Index Rate increases. As of December 31, 2003, the Partnership had total debt financing outstanding of $67,495,000. If the average BMA Index Rate, including fees, had increased or decreased by 100 basis points for the year ended December 31, 2003, the interest expense payments on this variable-rate debt financing would have increased or decreased by approximately $676,000, respectively.

In the event of a significant unfavorable fluctuation in interest rates, the Partnership may collapse each of its financing transactions by exercising the call feature of the respective bond securitization. The BMA Index Rate, net of any fees, ranged from 0.70% to 1.36% during the year ended December 31, 2003, while the base rates of the securitized tax-exempt mortgage revenue bonds range from 6.00% to 7.50% as of December 31, 2003. In the event that the BMA Index Rate rises dramatically and exceeds the base rate of the securitized tax-exempt mortgage revenue bonds, the trust would be collapsed as a result of insufficient interest from the underlying fixed-rate tax-exempt mortgage bond to service the floating rate senior interest obligations of the P-Float. Upon collapse of the trust, the Company would have to either refinance or sell the tax-exempt mortgage revenue bonds. A decrease in the net interest income earned through the structure of the securitizations would decrease cash available for distributions.

The Partnership is managing its interest rate risk on its debt financing by entering into interest rate cap agreements that cap the amount of interest expense it could pay on its floating rate debt financing as follows:

Using the cap agreements, the Partnership is able to benefit from the current low interest rate environment, while still remaining protected from a significant increase in the floating rates. Bank of America does have the right to convert two of the cap agreements to a fixed rate swap, in which case the Partnership's interest expense would be fixed, but at higher interest rates than the current floating rate. Should the BMA Index Rate continue to remain low or further decline, Bank of America could exercise such option. The cap agreements are required to be marked to market with the difference recognized in earnings as interest expense which can result in significant volatility to reported net income over the term of the caps. The weighted-average effective rate on the debt financing, excluding the effect of marking the interest rate cap agreements to market, was 1.86% for the year ended December 31, 2003. Therefore, the average BMA Index Rate, including fees, would have had to increase by approximately 204 basis points during 2003 in order to reach the lowest level of the Partnership's interest rate cap agreements.

The fair value of the Partnership's investments in tax-exempt mortgage revenue bonds, which bear fixed base interest rates, is also directly impacted by changes in market interest rates. An increase in rates will cause the fair value of the bonds to decrease. If the fair value of the bonds decreases, the Partnership may need to provide additional collateral for its debt financing.

Credit Risk

The Partnership's primary credit risk is the risk of default on its portfolio of tax-exempt mortgage revenue bonds and taxable loans collateralized by the multifamily properties. The tax-exempt mortgage revenue bonds are not direct obligations of the governmental authorities that issued the bonds and are not guaranteed by such authorities or any insurer or other party. In addition, the tax-exempt mortgage revenue bonds and the associated taxable loans are non-recourse obligations of the property owner. As a result, the sole source of principal and interest payments (including both base and contingent interest) on the tax-exempt mortgage revenue bonds and the taxable loans is the net rental revenues generated by these properties or the net proceeds from the sale of these properties.

If a property is unable to sustain net rental revenues at a level necessary to pay current debt service obligations on the Partnership's tax-exempt mortgage revenue bond or taxable loan on such property, a default may occur. A property's ability to generate net rental income is subject to a wide variety of factors, including, rental and occupancy rates of the property and the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market area in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and on the affordability of single-family homes. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of an apartment property.

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

The Partnership is also exposed to credit risk with respect to its debt financing. All of the Partnership's debt financing has been obtained using securitizations issued through the Merrill Lynch P-Float program. In this program, the senior interests sold are credit enhanced by Merrill Lynch or its affiliate. The inability of Merrill Lynch or its affiliate to perform under the program or impairment of the credit enhancement may terminate the transaction and cause the Partnership to lose the net interest income earned as a result. The Partnership recognizes the concentration of financing with this institution and periodically monitors its ability to continue to perform. In addition, the Partnership's interest rate cap agreements are with two other counterparties. The $20 million interest rate cap agreement is with Bear Stearns and the $10 million and $15 million interest rate cap agreements are with Bank of America.

As the above information incorporates only those material positions or exposures that existed as of December 31, 2003, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks on the Partnership will depend on the exposures that arise during the period, the Partnership's risk mitigating strategies at that time and overall business and economic environment.

Cash Concentrations of Credit Risk

The Partnership's cash and cash equivalents are deposited primarily in a trust account at a single financial institution and are not covered by the Federal Deposit Insurance Corporation.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements of the Partnership are set forth in Item 15 of this report and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements with the Partnership's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 2003 and 2002.

Item 9A. Controls and Procedures.

(a) The Principal Executive Officer and Principal Financial Officer of America First performed an evaluation of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Except as described below, these officers concluded that the Partnership's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the Partnership's reports under the Securities Exchange Act of 1934.

During the completion of the audit of the Partnership's annual financial statements for the year ended December 31, 2003, the Partnership and its' external auditors identified the failure of the Partnership to obtain fair market value quotations for its derivative instruments as a material weakness in the operation of its internal controls over financial reporting. This resulted in the Partnership using an incorrect measure of fair value for its derivative instruments and the failure to record a correct mark-to-market adjustment for these instruments as required by FAS No. 133 for the year ended December 31, 2002 and each of the first three quarters of 2003.

The Partnership and its' external auditors also noted as a reportable condition the fact that the Partnership had used an inappropriate valuation model to test for impairment of its taxable loans at December 31, 2002 and 2003. The application of the correct valuation model did not result in an impairment for 2002, but did require the Partnership to record a provision for loan loss at December 31, 2003 with respect to these loans.

In response, the Partnership has modified its disclosure controls and procedures to place additional emphasis on the review of generally accepted accounting principles applicable to the preparation of its financial statements. The Partnership has also restated the previously reported financial statements for the year ended December 31, 2002 and the first three quarters of 2003, as detailed in this annual report on Form 10-K, in order to reflect correct mark-to-market adjustments for its derivative financial instruments.

(b) There were no significant changes in the Partnership's internal controls over financial reporting or in other factors that could significantly affect those controls made during the fourth quarter of the period covered by this report, that have, or are reasonably likely to materially affect the Partnership's internal control over financial reporting.

However, in response to the material weakness in internal controls over financial reporting identified with respect to the application of FAS No. 133 to its derivative instruments, the Partnership now obtains fair market value quotations from independent sources as of the end of each reporting period to ensure that the proper mark to market adjustment is recorded for the derivative instruments owned by the Partnership.

Also, in response to the reportable condition, the Partnership modified its valuation model used to test for impairment of its taxable loans.

PART III

Item 10. Directors and Executive Officers of the Partnership.

The Partnership has no directors or officers of its own. Management of the Partnership consists of the General Partner of the Partnership, America First Capital Associates Limited Partnership Two ("AFCA 2") and its general partner, America First. America First is also the controlling member of America First Capital Source I, L.L.C., which is the general partner of America First Real Estate Investment Partners, L.P., a publicly traded limited partnership.

The following individuals are the officers and managers of America First, and each serves for a term of one year.

Name Position Held Position Held Since

Michael B. Yanney Chairman of the Board 1984
and Manager

Lisa Y. Roskens President, Chief Executive Officer 2001/2000/1999
and Manager

Mark A. Hiatt Chief Financial Officer and

Chief Operating Officer 2002/2003

Dr. Martin A. Massengale Manager(1) (2) 1994
Dr. Gail Walling Yanney Manager 1996
Mariann Byerwalter Manager(2)) 1997
George H. Krauss Manager 2001
Clayton K. Yeutter Manager(1) (2) 2001
Dr. William S. Carter Manager(2) 2003
Patrick J. Jung Manager(1) (2) 2003

(1) Member of the America First Audit Committee. The Board of Directors has designated Mr. Jung as "the audit committee financial expert" as such term is defined in Item 401(h) of SEC Regulation S-K.

(2) Determined to be independent under both Section 10A of the Securities Act of 1934 and under the NASDAQ Marketplace rules.

Michael B. Yanney, 70, has served as the Chairman of the Board of America First and its predecessors since 1984. From 1977 until the organization of America First in 1984, Mr. Yanney was principally engaged in the ownership and management of commercial banks. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of America First Apartment Investors, Inc., Burlington Northern Santa Fe Corporation, Forest Oil Corporation, Level 3 Communications, Inc., Netrake Corporation, Magnum Resources, Inc., RCN Corporation and Inlight Solutions, Inc. Mr. Yanney is the husband of Gail Walling Yanney and the father of Lisa Y. Roskens.

Lisa Y. Roskens, 37, is Chief Executive Officer and President of America First. From 1999 to 2000, Ms. Roskens was managing Director of Twin Compass, LLC. From 1997 to 1999, Ms. Roskens was employed by Inacom Corporation where she held the position of Director of Business Development and Director of Field Services Development. From 1995 to 1997, Ms. Roskens served as Finance Director for the U.S. Senate campaign of Senator Charles Hagel of Nebraska. From 1992 to 1995, Ms. Roskens was an attorney with the Kutak Rock LLP law firm in Omaha, Nebraska, specializing in commercial litigation. Ms. Roskens is the daughter of Michael B. Yanney and Gail Walling Yanney. Ms. Roskens also serves on the Board of Directors of America First Apartment Investors, Inc.

Mark A. Hiatt, 44, is Chief Financial Officer and Chief Operating Officer of America First and Chief Financial Officer America First Apartment Investors, Inc. From 1992 to 2001, he was the Chief Operating Officer for America First Properties Management Company, L.L.C., an America First subsidiary engaged in the management of multifamily and commercial real estate. Mr. Hiatt was an Asset Manager for America First from 1989 to 1992 and a fund accountant from 1987 to 1989. From 1984 to 1987 he was Director of Finance for J.L. Brandeis & Sons, an Omaha-based department store chain. From 1982 to 1984 he was a senior accountant with Arthur Andersen & Co. Mr. Hiatt is a Certified Public Accountant.

Mariann Byerwalter, 43, is Chairman of JDN Corporate Advisory LLC. She was Vice President of Business Affairs and Chief Financial Officer of Stanford University from 1996 to 2001. Ms. Byerwalter was Executive Vice President of America First Eureka Holdings, Inc. ("AFEH") and EurekaBank from 1988 to January 1996. Ms. Byerwalter was Chief Financial Officer and Chief Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996. She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987. She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice President in the bank's Corporate Planning and Development Department. She was also on the Stanford Board of Trustees from 1992 to 1996 and was re-appointed to such in 2002. Ms. Byerwalter currently serves on the board of directors of Schwab Funds, LookSmart, Inc., Redwood Trust, Inc., SRI International, the PMI Group Inc., the Stanford Hospital and Clinics, and the Lucile Packard Children's Hospital.

Dr. William S. Carter, 77, is retired from medical practice. He is a graduate of Butler University and the Nebraska University College of Medicine. He served his residency at the University of Missouri and was appointed a diplomat of the American Board of Otorhinolaryngology. He was in private practice in Omaha, Nebraska, until 1993. He is currently on the board of directors of Murphy Drug Co. and is a director of the Happy Hollow Club in Omaha and the Thunderbird Club in Rancho Mirage, California.

Patrick J. Jung, CPA, 56, currently is an Executive Vice President with Meridian, Inc. Prior to joining Meridian, Mr. Jung was with KPMG LLP for 30 years. During that period, he served as a partner for 20 years and as the managing partner of the Nebraska business unit for the last six years. Mr. Jung also serves on the board of directors of Werner Enterprises, Inc.

George H. Krauss, 62, has been a consultant to America First since 1996. Mr. Krauss is also of counsel to Kutak Rock LLP, a national law firm of over 300 lawyers headquartered in Omaha, Nebraska. Mr. Krauss has been associated with Kutak Rock LLP since 1972 and served as its managing partner from 1983 to 1993. Mr. Krauss also serves on the board of directors of Gateway, Inc., MFA Mortgage Investments, Inc., West Corporation, and America First Apartment Investors, Inc.

Dr. Martin A. Massengale, 70, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and a Foundation Distinguished Professor. Prior to becoming President Emeritus in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska Lincoln from 1981 until 1991 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Company.

Dr. Gail Walling Yanney, 67, is a retired physician. Dr. Yanney practiced anesthesiology and was the Executive Director of the Clarkson Foundation until October of 1995. In addition, she was a director of FirsTier Bank, N.A., Omaha, Nebraska, prior to its merger with First Bank, N.A. Dr. Yanney is the wife of Michael B. Yanney and the mother of Lisa Y. Roskens.

Clayton K. Yeutter, 73, is of counsel to Hogan & Hartson, a Washington law firm. From 1978 to 1985 he served as the President and Chief Executive Officer of the Chicago Mercantile Exchange. Mr. Yeutter served as the U.S. Secretary of Agriculture from 1989 to 1991, and has served in cabinet and sub-cabinet posts under four U.S. Presidents. Mr. Yeutter currently serves on the board of directors of Crop Solutions, Inc., Oppenheimer Funds, Inc., Danielson Holding Corp., and Weyerhauser Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the managers and executive officers of America First and persons who own more than 10% of the Partnership's BUCs to file reports of their ownership of BUCs with the SEC. Such officers, managers and BUC holders are required by SEC regulation to furnish the Partnership with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such reports received by the Partnership and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Partnership believes that there was compliance for the year ended December 31, 2003 with all Section 16(a) filing requirements applicable to such executive officers, managers and beneficial owners of BUCs.

Code of Ethical Conduct and Code of Conduct

America First has adopted the Code of Ethical Conduct for its senior executive and financial officers as required by Section 406 of the Sarbanes-Oxley Act of 2002. As such, this Code of Ethical Conduct covers all executive officers of America First, who perform such duties for the Partnership. America First has also adopted the Code of Conduct applicable to all directors, officers and employees which is designed to comply with the listing requirements of the NASDAQ Stock Market. Both the Code of Ethical Conduct and the Code of Conduct are available on the America First Companies website at >www.am1st.com.

Item 11. Executive Compensation.

Neither the Partnership nor AFCA 2 has any officers. Certain services are provided to the Partnership by officers of America First. However, none of the executive officers of America First receives compensation from the Partnership and AFCA 2 does not receive reimbursement from the Partnership for any portion of their salaries. Remuneration paid by the Partnership to AFCA 2 pursuant to the terms of its limited partnership agreement during the year ended December 31, 2003 is described in Note 9 to the Partnership's Financial Statements filed in response to Item 8 of this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters.

(a) No person is known by the Partnership to own beneficially more than 5% of the Partnership's BUCs.

(b) No manager or executive officer of America First and no partner of AFCA 2 owns any BUCs.

(c) There are no arrangements known to the Partnership, the operation of which may at any subsequent date result in a change in control of the Partnership.

(d) The Partnership does not maintain any equity contribution plans as defined in Item 201(d) of Rule S-K.

Item 13. Certain Relationships and Related Transactions.

The general partner of the Partnership is AFCA 2 and the sole general partner of AFCA 2 is America First .

Except as described in Note 9 to the Partnership's Financial Statements filed in response to Item 8 of this report, the Partnership is not a party to any transaction or proposed transaction with AFCA 2 , America First or with any person who is: (i) a manager or executive officer of America First or any general partner of AFCA 2; (ii) a nominee for election as a manager of America First; (iii) an owner of more than 5% of the BUCs; or, (iv) a member of the immediate family of any of the foregoing persons.

Item 14. Principal Accounting Fees and Services.

The Audit Committee of America First has engaged KPMG LLP as the independent auditor for the Partnership. The Audit Committee regularly reviews and determines whether any non-audit services provided by KPMG LLP potentially affects their independence with respect to the Partnership. The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by KPMG LLP. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered, and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management provides annual updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date.

The following table sets forth the aggregate fees billed by KPMG LLP with respect to audit and non-audit services for the Partnership during the years ended December 31, 2003 and 2002:

(1)

Includes fees for professional services rendered for the audit of the Partnership's annual financial statements and review of the Partnership's annual report on Form 10-K for the fiscal years 2003 and 2002 and for reviews of the financial statements included in the Partnership's quarterly reports on Form 10-Q for the first three quarters of fiscal 2003 and 2002.

(2)	Includes fees for professional services rendered in fiscal years 2003 and 2002 in connection with tax compliance and tax consulting.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

1. Financial Statements of the Partnership. The following financial statements of the Partnership are included in response to Item 8 of this report:

Independent Auditors' Report

Balance Sheets of the Partnership as of December 31, 2003 and 2002.

Statements of Income and Comprehensive Income of the Partnership for the years ended December 31, 2003, 2002 and 2001.

Statements of Partners' Capital of the Partnership for the years ended December 31, 2003, 2002 and 2001.

Statements of Cash Flows of the Partnership for the years ended December 31, 2003, 2002 and 2001.

Notes to Financial Statements of the Partnership.

2. Financial Statement Schedules. The information required to be set forth in the financial statement schedules is included in the Notes to Financial Statements of the Partnership filed in response to Item 8 of this report.

3. Exhibits. The following exhibits are filed as required by Item 15(a)(3) of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

3. Articles of Incorporation and Bylaws of America First Fiduciary Corporation Number Five (incorporated herein by reference to Registration Statement on Form S-11 (No. 2-99997) filed by America First Tax Exempt Mortgage Fund Limited Partnership on August 30, 1985.

4(a) Form of Certificate of Beneficial Unit Certificate (incorporated herein by reference to Exhibit 4.1 to Registration Statement on Form S-4 (No. 333-50513) filed by the Partnership on April 17, 1998).

4(b) Agreement of Limited Partnership of the Partnership (incorporated herein by reference to the Amended Annual Report on Form 10-K (No. 000-24843), filed by the Partnership on June 28, 1999.

4(c) Amended Agreement of Merger, dated June 12, 1998, between the Partnership and America First Tax Exempt Mortgage Fund Limited Partnership (incorporated herein by reference to Exhibit 4.3 to Amendment No. 3 to Registration Statement on Form S-4 (No. 333-50513) filed by the Partnership on September 14, 1998).

10(a) Contract and Agreement dated July 1, 2002 between America First Tax Exempt Investors, L.P. and Bear Stearns Financial Products, Inc., to confirm the terms of the interest rate cap transaction between the parties (incorporated herein by reference to Exhibit 4 to Quarterly Report on Form 10-Q (No. 000-24843) filed by the Partnership on August 13, 2002).

10(b) Contract and Agreement dated November 1, 2002 between America First Tax Exempt Investors, L.P. and Bank of America, N.A., to confirm the terms of the interest rate cap transaction between the parties (incorporated herein by reference to Exhibit 4 to Annual Report on Form 10-K (No. 000-24843) filed by the Partnership on March 27, 2003).

10(c) Contract and Agreement dated January 15, 2003 between America First Tax Exempt Investors, L.P. and Bank of America, N.A., to confirm the terms of the interest rate cap transaction between the parties (incorporated herein by reference to Exhibit 4 to Annual Report on Form 10-K (No. 000-24843) filed by the Partnership on March 27, 2003).

24. Power of Attorney.

31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of CEO pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of CFO pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99. Report of Audit Committee.

(b) Reports on Form 8-K. The Partnership did not file any reports on Form 8-K during the last quarter of the period covered by this report.

Independent Auditors' Report

To the Partners
America First Tax Exempt Investors, L.P.:

We have audited the accompanying balance sheets of America First Tax Exempt Investors, L.P. as of December 31, 2003 and 2002, and the related statements of income and comprehensive income, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America First Tax Exempt Investors, L.P. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the financial statements, the Partnership has restated its balance sheet as of December 31, 2002 and its statements of income and comprehensive income, partners' capital and cash flows for the year then ended.

Omaha, Nebraska /s/ KPMG LLP
April 14, 2004

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
BALANCE SHEETS

Dec. 31, 2003	Dec. 31, 2002 (Restated)
Assets		
Cash and cash equivalents		
Unrestricted	$ 3,297,108	$ 7,174,898
Restricted	204,135	-
Interest receivable	1,068,900	922,806
Investments in tax-exempt mortgage revenue bonds, at estimated fair value (Amortized cost of $134,496,000 and $114,656,000, respectively)	139,197,520	118,528,538
Investment in other tax-exempt bond, at estimated fair value (Amortized cost of $3,900,000 and $3,900,000, respectively)	3,870,321	3,878,238
Taxable loans, net of allowance for loan loss reserve	6,523,673	7,301,165
Other assets	1,392,160	951,435
	$ 155,553,817	$ 138,757,080
Liabilities and Partners' Capital		
Liabilities		
Accounts payable and accrued expenses	$ 385,787	$ 411,149
Distribution payable	1,341,536	1,334,023
Short-term financing	9,000,000	-
Debt financing	67,495,000	59,730,000
	78,222,323	61,475,172
Partners' Capital		
General Partner	14,602	22,316
Beneficial Unit Certificate holders ($7.86 per BUC in 2003 and $7.85 in 2002)	77,316,892	77,259,592
	77,331,494	77,281,908
	$ 155,553,817	$ 138,757,080

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

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

1. Organization

America First Tax Exempt Investors, L.P. (the "Partnership") was formed on April 2, 1998 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. The Partnership will terminate on December 31, 2050 unless terminated earlier under the provisions of its Partnership Agreement. The general partner of the Partnership is America First Capital Associates Limited Partnership Two (the "General Partner" or "AFCA 2").

2. Restatement

In order to comply with the requirements of Statement of Financial Accounting Standards ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, and FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, the Partnership has determined that certain restatement adjustments to previously issued financial statements are required. In 2002, the Partnership accounted for its interest rate caps as cash flow hedges of its variable-rate debt financing; however, these derivative instruments are indexed to the Bond Market Association ("BMA") rate which is not a benchmark interest rate, as defined by FAS No. 133, and thus the Partnership should not have applied hedge accounting treatment. Additionally, the Partnership has determined that its prior accounting did not appropriately measure the mark to market adjustment required by FAS No. 133. As a result, adjustments have been made to the Partnership's December 31, 2002 financial statements. The restated financial statements reflect an adjustment of the carrying value of the Partnership's interest rate caps to reflect the fair value of the derivative instruments. The mark to market adjustments to the fair value of the Partnership's derivatives impacts Other assets and Interest expense. While the adjustments impact the net income of the Partnership they do not impact the cash flows from operating, investing or financing activities, cash available for distribution or the actual distributions to Unit holders.

The previously reported amounts and restated amounts for 2002 are as follows:

The 2002 financial statements and the accompanying notes, specifically Notes 10 and 12, included herein reflect the restated amounts.

3. Summary of Significant Accounting Policies

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

  Cash Equivalents

Cash equivalents include highly liquid securities and investments in federally tax-exempt securities with an original maturity of three months or less when purchased. Cash and cash equivalents in the amount of $204,135 and $0 as of December 31, 2003 and 2002, respectively, are restricted as to withdrawal or use. These funds serve as collateral for interest rate cap agreements. In addition, the Partnership must maintain unencumbered cash of $609,000 per the related collateral pledge agreement.

C) Investment in Tax-Exempt Mortgage Revenue Bonds and Other Tax-Exempt Bonds

The Partnership accounts for its investments in tax-exempt mortgage revenue bonds and other tax-exempt mortgage revenue bonds under the provisions of FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. FAS No. 115 requires the classification of investments in securities into one of three categories: held-to-maturity, available-for-sale, or trading. The Partnership has classified all of its investments in tax-exempt mortgage revenue bonds and other tax-exempt bonds as available-for-sale. Investments classified as available-for-sale are reported at fair value with the net unrealized gains or losses reflected in other comprehensive income. Unrealized gains and losses do not affect the cash flow of the bonds, distributions to BUC holders, or the characterization of the tax-exempt interest income of the financial obligation of the underlying collateral.

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

The interest income received by the Partnership from its investment in tax-exempt mortgage revenue bonds is dependent upon the net cash flow of the underlying properties. Base interest income on fully-performing tax-exempt mortgage revenue bonds is recognized as it is accrued. Base interest income on tax-exempt mortgage revenue bonds not fully performing is recognized as it is received. Past due base interest on tax-exempt mortgage revenue bonds, which are or were previously not fully performing, is recognized as received. Contingent interest income, which is only received by the Partnership if the properties financed by the tax-exempt mortgage revenue bonds generate excess available cash flow as set forth in each bond, is recognized as received. The Partnership reinstates the accrual of base interest once the tax-exempt mortgage revenue bond's ability to perform is adequately demonstrated. As of December 31, 2003 all of the Partnership's tax-exempt mortgage revenue bonds were fully performing as to their base interest.

Interest income on the other tax-exempt bond is recognized as earned.

D) Taxable Loans

The Partnership may, from time to time, advance funds in the form of a taxable loan to the properties which serve as the underlying collateral for the tax-exempt mortgage revenue bonds. The taxable loans are solely made to facilitate the Partnership's acquisition of a tax-exempt mortgage revenue bond secured by the same property or to provide capital project funding to improve the condition of a property. Investments in taxable loans are stated at the lower of cost or market, less an allowance for estimated losses. The Partnership measures impairment of a taxable loan in accordance with FAS No. 114, Accounting by Creditors for Impairment Losses". The Partnership's allowance for estimated losses on its taxable loans is based on the fair value of the collateral which is calculated using the discounted expected future cash flows generated by the underlying property. Interest income on the taxable loans is recognized as accrued. The accrual of interest on the taxable loans is suspended for financial reporting purposes when the Partnership believes collection is doubtful and is reinstated when the loan's ability to perform is adequately demonstrated.

E) Debt Financing

The Partnership has financed the acquisition of and/or securitized a portion of its tax-exempt mortgage revenue bond portfolio using securitizations through the Merrill Lynch P-Float program. Through this program, the Partnership transfers a tax-exempt mortgage revenue bond into a trust which issues two types of securities, senior securities ("P-Floats") and subordinated residual interest securities ("RITES"). The P-Floats are floating rate securities representing a beneficial ownership interest in the outstanding principal and interest of the tax-exempt mortgage revenue bond credit enhanced by Merrill Lynch (or a Merrill Lynch affiliate) and sold to institutional investors. The RITES are issued to the Partnership and represent a beneficial ownership interest in the remaining interest on the underlying tax-exempt mortgage revenue bond. The Partnership maintains a call right on the senior floating rate securities and, upon exercise of such right, may collapse the trusts and, therefore, retains a level of control over the tax-exempt mortgage revenue bond. In order to collapse the trusts, the cost is equal to the par amount plus 10% of any increase in the market value of the underlying bonds. The Partnership accounts for the securitization transactions in accordance with FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Partnership has determined it has maintained control over the transferred assets in these transactions and thus accounts and presents them as secured borrowings and not sales transactions.

F) Other Assets

Other assets include debt financing costs, bond issuance costs, and RITES.

Debt financing costs are capitalized and amortized on a straight-line basis over the stated maturity of the related debt financing agreement, which approximates the effective interest method. Bond issuance costs are capitalized and amortized on a straight-line basis over the stated maturity of the related tax-exempt mortgage revenue bond, which approximates the effective interest method. As of December 31, 2003 and 2002, debt financing costs and bond issuance costs of $594,485 and $471,562, respectively were included in Other assets. These costs are net of accumulated amortization of $149,257 and $101,102 as of December 31, 2003 and 2002, respectively.

The Partnership classifies its acquired RITES as available-for-sale debt securities and carries the RITES at the estimated fair value which was $30,000 as of December 31, 2003 and $25,000 as of December 31, 2002.

G) Income Taxes

No provision has been made for income taxes since the BUC holders are required to report their share of the Partnership's taxable income for federal and state income tax purposes. The book basis of the Partnership's assets and liabilities exceeded the tax basis by $2,534,953 and $2,504,254 as of December 31, 2003 and 2002, respectively.

H) Net Income per BUC

Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each year presented. The Partnership has no dilutive BUCs and, therefore, basic net income per BUC is the same as diluted net income per BUC.

I) Derivative Instruments and Hedging Activities

The Partnership accounts for its interest rate cap agreements in accordance with FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Partnership recognizes all derivatives as either assets or liabilities in its financial statements and records these instruments at their fair values. The fair values of the caps at inception are their original cost. The Partnership's debt financings currently bear interest based on the Bond Market Association ("BMA") floating rate index. As the BMA rate is not a recognized benchmark interest rate under FAS No. 133, the Partnership is not able to obtain hedge accounting treatment. Changes in the fair value of the caps are marked to market with the difference recognized in earnings as interest expense.

J) Reclassifications

Certain prior year amounts have been reclassified to conform with the current year classification, principally the reclassification of taxable loans out of Other assets to a separate line item on the Balance Sheets and the reclassification of Debt financing costs paid out of Bond issuance costs paid to a separate line item on the Statement of Cash Flows.

4. Partnership Income, Expenses and Cash Distributions

The Limited Partnership Agreement of the Partnership contains provisions for the distribution of Net Interest Income and Net Residual Proceeds (as defined in the Limited Partnership Agreement) and for the allocation of income and expenses for tax purposes among AFCA 2 and BUC holders (the "Partners"). Income and losses will be allocated to each BUC holder on a periodic basis, as determined by the General Partner, based on the number of BUCs held by each BUC holder as of the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each BUC holder of record on the last day of each distribution period based on the number of BUCs held by each BUC holder as of such date.

Net Interest Income, as defined in the Limited Partnership Agreement, will be distributed 99% to the BUC holders and 1% to AFCA 2. The portion of Net Residual Proceeds, as defined in the Limited Partnership Agreement, representing a return of principal will be distributed 100% to the BUC holders.

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

5. Investments in Tax-Exempt Mortgage Revenue Bonds

The tax-exempt mortgage revenue bonds are issued by various state and local governments, their agencies and authorities to finance the construction or rehabilitation of income-producing real estate properties. However, the tax-exempt mortgage revenue bonds do not constitute an obligation of any state or local government, agency or authority and no state or local government, agency or authority is liable on them, nor is the taxing power of any state or local government pledged to the payment of principal or interest on the tax-exempt mortgage revenue bonds. The tax-exempt mortgage revenue bonds are non-recourse obligations of the respective owners of the properties. The sole source of the funds to pay principal and interest on the tax-exempt mortgage revenue bonds is the net cash flow or the sale or refinancing proceeds from the properties. Each tax-exempt mortgage revenue bond, however, is collateralized by a first mortgage on all real and personal property included in the related property and an assignment of rents. The entire pool of bonds issued to provide permanent financing for each property were issued to the Partnership.

Each of the bonds bears interest at a fixed rate and provides for the payment of additional contingent interest that is payable solely from available net cash flow generated by the financed property. The principal amount of all but two of the bonds does not amortize over its terms.

The Company had the following investments in tax-exempt mortgage revenue bonds as of December 31, 2003 and 2002:

A reconciliation of the carrying amount of the investment in tax-exempt mortgage revenue bonds is as follows:

During 2003, the Partnership acquired tax-exempt mortgage revenue bonds in Chandler Creek Apartments and Fairmont Oaks Apartments secured by the multifamily residential properties in the principal amounts of $12,000,000 and $8,020,000, respectively. The acquisition the Chandler Creek Apartments tax-exempt mortgage revenue bond was financed in the short term with $9,000,000 of proceeds from the transfer of $9,000,000 of the Northwoods Lake Apartments tax-exempt mortgage revenue bonds to Merrill Lynch and the $3,000,000 remainder paid in cash. On January 15, 2004, the Partnership entered into a securitization transaction whereby the $9,000,000 of Northwoods Lake Apartments tax-exempt mortgage revenue bonds previously transferred to Merrill Lynch were securitized using the Merrill Lynch P-Float program. The $12,000,000 of Chandler Creek Apartments was also pledged as collateral under the same P-Float financing agreement. In connection with this acquisition, on January 30, 2004, the Partnership entered into a Forbearance Agreement with the owners of Chandler Creek Apartments which sets forth the terms under which the Partnership agrees to forbear from the exercise of remedies against the Chandler Creek Apartments owners due to certain continuing defaults under the documents securing the bonds. Among the conditions to forbearance is (i) the payment of interest on the entire outstanding principal amount of the bonds at 4.56% per annum; (ii) the appointment of America First Properties Management Company (a related party to the General Partner) as the property manager of the Chandler Creek Apartments; and (iii) the payment of a mortgage placement fee of $120,000 paid by Chandler Creek Apartments to the General Partner. The Forbearance Agreement will terminate upon the earlier of (i) a restructuring of the bonds; (ii) the date of cancellation of the bond indenture; (iii) the date of termination of the Forbearance Agreement by the bond trustee; (iv) the date of an owner default under the Forbearance Agreement; (v) the date of termination of the property management agreement; (vi) the termination date agreed upon by the Partnership and the owner; or (vii) December 15, 2005.

In connection with the financing of the Chandler Creek bonds, the Partnership also expects to enter into a Custody Agreement with the significant terms being (i) the Partnership's right to payment of interest on the entire $15,795,000 of the Chandler Creek tax-exempt mortgage revenue bonds will be placed into a trust that will issue senior certificates in the notional amounts of $11,500,000 and $500,000 to the Partnership and an unaffiliated third party, respectively. The senior certificates will pay up to approximately 6.00% on a notional amount of $12,000,000 on a senior priority basis. The trust will issue a subordinate junior certificate in a notional principal of $3,795,000 to a separate unaffiliated third party. The junior certificate will pay up to approximately 6.00% on the notional amount of $3,795,000 on a subordinate priority basis. Interest paid on the certificates above 6.00% up to the bond's stated rate of 7.60% will be paid on a parity basis among the Partnership and the other certificate holders based upon the notional amount of their certificates.

During 2002, the Partnership made no acquisitions or sales of tax-exempt mortgage revenue bonds.

All of the tax-exempt mortgage revenue bonds that the Partnership owns have been issued to provide construction and/or permanent financing of multifamily residential properties. Each year the Partnership makes an assessment of the fair value of these bonds by estimating the present value of the expected cash flows using a discount rate for comparable tax-exempt investments. As of December 31, 2003 and 2002, investments in tax-exempt mortgage revenue bonds with unrealized holding losses were as follows:

The majority of the unrealized losses are on the December 2003 purchase of the Chandler Creek tax-exempt mortgage revenue bonds. These bonds were in default and a forbearance agreement was negotiated at a rate below the current market rate. The current unrealized losses are not considered to be other-than-temporary and will continue to fluctuate each reporting period based on the market conditions and present value of expected cash flows.

Descriptions of the properties collateralizing the tax-exempt mortgage revenue bonds and certain terms of such bonds are as follows:

(1) In addition to the base interest rates shown, the bonds bear contingent interest, as defined in each revenue note, of an additional 3.5% per annum payable out of 50% (100% in the case of Ashley Pointe at Eagle Crest, Northwoods Lake Apartments and Shoals Crossing) of the net cash flow generated by the respective property. The Partnership received contingent interest of $10,000 from Ashley Pointe at Eagle Crest in 2001. No contingent interest was received from any of the other tax-exempt mortgage revenue bonds in 2003, 2002 or 2001. The Partnership sold its investment in the Shoals Crossing tax-exempt mortgage revenue bond on December 1, 2001. Interest income earned in 2003 relates to the finalizing of the accounting related to this transaction.

(2) In addition to the base interest rate shown, the bond bears contingent interest, as defined in the revenue note, of an additional 3.0% per annum payable out of the net cash flow generated by the property. Past due unpaid contingent interest compounds at a rate of 10.5% per annum. The Partnership did not receive any contingent interest during 2003, 2002 or 2001.

(3) In addition to the base interest rate shown, the bonds bear contingent interest, as defined in each revenue note, of an additional 2.6% per annum, 1.885% per annum, 1.9% per annum, 1.6% per annum, 2.2% per annum and 1.6% per annum for Iona Lakes Apartments, Clear Lake Colony Apartments, Bent Tree Apartments, Lake Forest Apartments, Fairmont Oaks Apartments, and Chandler Creek Apartments, respectively, payable out of the net cash flow generated by each such property. Past due unpaid contingent interest compounds at a rate of 9.5% per annum, 8.785% per annum, 9.0% per annum, 8.5% per annum and 8.4% per annum for Iona Lakes Apartments, Clear Lake Colony Apartments, Bent Tree Apartments, Lake Forest Apartments and Fairmont Oaks Apartments, respectively. The Partnership received contingent interest of $6,897 from Bent Tree Apartments in 2001. No contingent interest was received from any of the other tax-exempt mortgage revenue bonds in 2003, 2002 or 2001.

(4) The base interest rate is effective per the current forbearance agreement and will terminate upon the earlier of a restructuring of the bonds or December 15, 2005.

Tax-exempt mortgage revenue bonds in the principal amount of $106,896,000 as of December 31, 2003 have been pledged as debt financing collateral as further described in Note 8.

6. Investment in Other Tax-Exempt Bond

As of December 31, 2003 and 2002, the Partnership had an investment in other tax-exempt bond with a principal amount of $3,900,000. The tax-exempt bond bears interest at the rate of 8.25% per annum and matures on December 1, 2026. The bond is guaranteed by an affiliate of the borrower of such funds and has been pledged as additional collateral for the Partnership's Lake Forest Apartments securitization transaction described in Note 8.

This bond had been issued to provide for permanent financing of a multifamily residential property. Each year the Partnership makes an assessment of the fair value of the bond by requesting a quote from an external source. The Partnership currently has its other tax-exempt bond valued at an unrealized loss of $29,679. The current unrealized loss is not considered to be other-than-temporary and will continue to fluctuate each reporting period based on the market conditions.

As of December 31, 2003, the amortized cost, gross unrealized loss and estimated fair value of such security was $3,900,000, ($29,679), and $3,870,321. As of December 31, 2002, the amortized cost, gross unrealized loss and estimated fair value of such security was $3,900,000, ($21,762), and $3,878,238.

7. Taxable Loans

The Partnership may make taxable loans to the owner of a property in connection with its acquisition of tax-exempt mortgage revenue bonds secured by the same property or to provide capital project funding to a property securing a tax-exempt mortgage revenue bond already owned by the Partnership. Therefore, the business purpose of the Partnership making the taxable loans is not solely to earn taxable income, but rather to acquire a tax-exempt mortgage revenue bond or to improve the condition of a property securing a tax-exempt mortgage revenue bond. In most cases, the taxable loans are subordinate to the tax-exempt mortgage revenue bonds. The interest payable on the taxable loan is only paid by the property after the payment of: (i) the tax-exempt base interest on the tax-exempt mortgage revenue bond along with any required principal payments; and (ii) the tax-exempt contingent interest on the tax-exempt mortgage revenue bond.

As of December 31, 2003, the Partnership has taxable loans related to three properties Northwoods Lake Apartments, Fairmont Oaks Apartments and Clarkson College.

The taxable loan due from the owners of Northwoods Lake Apartments with a net balance of $4,738,751 and $6,258,751 as of December 31, 2003 and 2002, respectively, was originated in December 2001, bears interest at 6.5% per annum and is collateralized by the property. The taxable loan terms provide for interest only payments, which are subordinate to the payment of the base interest and contingent interest on the related tax-exempt mortgage revenue bond, until December 2021, when the full amount of principal becomes due and payable. In the fourth quarter of 2001, the Partnership restructured and assigned its taxable loans due from Iona Lakes Apartments, Clear Lake Colony Apartments, Bent Tree Apartments and Lake Forest Apartments to Northwoods Lake Apartments at par plus accrued interest. The owners of the property are employees of the general partner of AFCA 2. The terms of the loan approximate the terms of an arms length second loan on a multifamily property. Due to the current weak market conditions of the multifamily industry and the competition from over-building and single-family housing, this property is not generating enough cash flow to cover the interest on the taxable loan, although the property is fully servicing the base interest on its tax-exempt mortgage revenue bond. Therefore, the taxable loan was placed on non-accrual status on October 1, 2002. As a result, the Partnership discontinued accruing interest income on such taxable loan and will only record interest income from the loan when it is received. In addition, the Partnership's analysis for impairment of this loan resulted in an additional loan loss provision of $1,810,000 which was recorded in the fourth quarter of 2003 resulting in a total loan loss provision as of December 31, 2003 of $1,960,000 related to this loan. The total of the forgone interest associated with this taxable loan placed on non-accrual status was approximately $437,000 and $62,000 for the years ending December 31, 2003 and 2002, respectively. Until the loan is removed from non-accrual status the Partnership will not be generating annual income of approximately $437,000, which represents approximately $.04 per BUC. Until such loans are restored to accrual status, any interest income on the taxable loans for financial statement purposes will only be recognized when received.

The taxable loan due from the owners of Fairmont Oaks Apartments with a balance of $1,218,119 and $1,042,414 as of December 31, 2003 and 2002, respectively was originated in September 2002, bears interest at 6.5% per annum and is collateralized by the property. The terms of the loan provide for interest only payments, which are subordinate to the payment of the base interest and contingent interest, until September 2022, when the full amount of principal becomes due and payable. The owners of Fairmont Oaks Apartments are employees of the general partner of AFCA 2. The terms of the loan approximate the terms of an arms length second loan on a multifamily property.

During the last quarter of 2003, the Partnership made a taxable loan in the amount of $566,803 for the development of a 140-bed student housing facility for Clarkson College in Omaha, Nebraska. This loan provided interim funding for the start-up costs on the project. The loan bears interest at a rate of 6.0% per annum and principal and interest shall be due and payable when the tax-exempt mortgage revenue bonds are issued. Clarkson College has the right to voluntarily prepay all or part of the principal balance of the note at any time without penalty. The tax-exempt mortgage revenue bonds which will provide the permanent financing for the project are expected to be issued in 2004 for approximately $6,200,000 at an annual rate of 6.0%. The Partnership expects to acquire these tax-exempt mortgage revenue bonds and a portion of the proceeds will be used to repay the taxable loan.

8. Debt Financing

The terms of the Partnership's debt financings are as follows:

    $4,000,000 of the Northwoods Lake Apartments Primary Trust Certificates as described in (5) and the $3,900,000 other tax-exempt mortgage revenue bond.

    $6,700,000 of the Ashley Pointe at Eagle Crest tax-exempt mortgage revenue bonds.

    $8,976,000 of the Woodbridge Apartments of Louisville II tax-exempt mortgage revenue bonds and $2,000,000 of the Northwoods Lake Apartments Primary Trust Certificates as described in (5).

    $12,600,000 of the Woodbridge Apartments of Bloomington III tax-exempt mortgage revenue bonds and $5,250,000 of the Northwoods Lake Apartments Primary Trust Certificates described in (5).

    In connection with this securitization, the Partnership deposited the $25,250,000 Northwoods Lake tax-exempt mortgage revenue bond into the Primary Trust which issued $25,250,000 in trust certificates and acquired the primary trust certificates which were not credit enhanced or sold to institutional investors, and most are pledged as collateral.

    $6,500,000 of the Ashley Square tax-exempt mortgage revenue bonds.

    These debt financings amortize in relation to the securitized tax-exempt mortgage revenue bond.

    Represents the average effective interest rate, including fees, for the year ended December 31, 2003.

The Partnership's debt financing as of December 31, 2003 contractually matures over the next five years and thereafter as follows:

The securitization transactions are accounted for as secured borrowings and, in effect, provide variable-rate financing for the acquisition of new, or the securitization of existing, tax-exempt mortgage revenue bonds. Accordingly, the $67,495,000 of tax-exempt mortgage revenue bonds financed are required to be held in trust, the subordinated interests ("RITES") are classified as other assets, and, in the case of the $5,000,000 debt financing, the net cash proceeds were classified as cash and cash equivalents.

The Partnership did not recognize a gain or loss in connection with any of the secured borrowings.

The Partnership recognizes the concentration of financing with Merrill Lynch through the P-Float program and periodically monitors its ability to continue to perform.

9. Transactions with Related Parties

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

AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% of the outstanding principal balance of any tax-exempt mortgage revenue bond or other mortgage investment, unless the owner of the property financed by such tax-exempt mortgage revenue bond or other mortgage investment or another third party is required to pay such administrative fee. For the years ended December 31, 2003, 2002, and 2001, the Partnership's administrative fees to AFCA 2 were $17,550, $17,550, and $29,431 respectively. The Partnership may become obligated to pay additional administrative fees to AFCA 2 in the event it acquires additional tax-exempt mortgage revenue bonds or other mortgage investments and is not able to negotiate the payment of these fees by the property owners or in the event it acquires title to any of the properties securing its existing tax-exempt mortgage revenue bonds by reason of foreclosure. Included in accounts payable and accrued expenses for reimbursed costs and expenses and administrative fees are amounts due AFCA 2 of $180,577 and $44,081 as of December 31, 2003 and 2002, respectively.

AFCA 2 is entitled to an administrative fee equal to 0.45% of the original principal amount of the properties financed by the tax-exempt mortgage revenue bonds, payable by the owners of such financed properties. AFCA 2 was also entitled to an administrative fee from the Partnership in the event the Partnership became the equity owner of a property by reason of foreclosure. AFCA 2 received administrative fees of $303,972, $375,086, and $423,603 in 2003, 2002, and 2001, respectively, from the owners of properties financed by the tax-exempt mortgage revenue bonds held by the Partnership. Since these administrative fees are not Partnership expenses, they have not been reflected in the accompanying financial statements. However, such fees are payable by the financed property prior to the payment of any contingent interest on the tax-exempt mortgage revenue bonds secured by these properties.

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

AFCA 2 earned mortgage placement fees of $80,200 during the year ended December 31, 2003 in connection with the acquisition of the Fairmont Oaks Apartments tax-exempt mortgage revenue bonds during 2003. The mortgage placement fees were paid by the owners of the respective apartment properties and, accordingly, have not been reflected in the accompanying financial statements. No such fees were earned in 2002.

An affiliate of AFCA 2, America First Properties Management Company LLC, was retained to provide property management services for Ashley Square, Northwoods Lake Apartments, Ashley Pointe at Eagle Crest, Shoals Crossing, Iona Lakes Apartments, Clear Lake Colony Apartments, Bent Tree Apartments, Lake Forest Apartments (beginning in April 2001) and Fairmont Oaks Apartments (beginning in April 2003). The management fees paid to the affiliate of AFCA 2 amounted to $620,556 in 2003, $604,793 in 2002 and $585,393 in 2001. These management fees are not Partnership expenses and, accordingly, have not been reflected in the accompanying financial statements. However, such fees are paid out of the revenues generated by these properties prior to the payment of any interest on the tax-exempt mortgage revenue bonds and taxable loans held by the Partnership on these properties.

10. Interest Rate Cap Agreements

The Partnership has entered into three derivative agreements in order to mitigate its exposure to changes in interest rates on its variable-rate debt financing.

On July 1, 2002, the Partnership purchased an interest rate cap from Bear Stearns Financial Products, Inc. The interest rate cap was purchased at a $489,000 premium, has a cap on the floating rate index of 3.0%, has a notional amount of $20,000,000 and matures on July 1, 2006. It effectively caps the floating rate index at 3.0%, so the maximum interest rate to be paid on $20,000,000 of debt financing is 3.0% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points.

On November 1, 2002, the Partnership purchased a convertible interest rate cap from Bank of America. The convertible interest rate cap was purchased at a $250,000 premium, has a cap on the floating rate index of 3.0%, has a notional amount of $10,000,000 and matures on November 1, 2007. It effectively caps the floating rate index at 3.0%, so the maximum interest rate to be paid on $10,000,000 of debt financing is 3.0% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points. If the floating rate index declines to a level where Bank of America elects to exercise its option, the convertible cap would be converted to a fixed rate swap and the Partnership's interest expense would be converted to a fixed rate of 2.6% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points for the remaining term of the agreement.

On February 1, 2003, the Partnership purchased a convertible interest rate cap from Bank of America. The convertible interest rate cap was purchased at a $608,000 premium, has a cap on the floating rate index of 3.50%, has a notional amount of $15,000,000 and matures on January 1, 2010. It effectively caps the floating rate index at 3.50%, so the maximum interest rate to be paid on $15,000,000 of debt financing is 3.50% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points. If the floating rate index declines to a level where Bank of America elects to exercise its option, the convertible cap would be converted to a fixed rate swap and the Partnership's interest expense would be converted to a fixed rate of 2.95% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points for the remaining term of the agreement.

Interest rate cap expense, which is the result of marking the interest rate cap agreements to market, was $360,549 and $453,439 for the years ended December 31, 2003 and 2002, respectively, and is included as a component of interest expense in the accompanying financial statements.

11. Fair Value of Financial Instruments

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

Cash and cash equivalents, interest receivable, interest rate cap agreements, accounts payable and accrued expenses and distribution payable: Fair value approximates the carrying value of such assets and liabilities due to their accounting policy and/or short-term nature.

The carrying amount of the debt financing approximates fair value as management believes that the interest rates on the debt are consistent with those that would be currently available to the Partnership in the market place.

Investment in tax-exempt mortgage revenue bonds and investment in other tax-exempt bond: Fair value is based on the Partnership's estimate of fair value as described in Note 3(C).

Taxable loans: Fair value is based upon the discounted future cash flows to service the loans and approximated carrying value as of December 31, 2003 and 2002.

12. Summary of Unaudited Quarterly Results of Operations

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

Lisa Y. Roskens
Chief Executive Officer

Date: April 14, 2004

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2004 By /s/ Michael B. Yanney*
Michael B. Yanney,
Chairman of the Board and
Manager of America First

Date: April 14, 2004 By /s/ Lisa Y. Roskens
Lisa Y. Roskens,
President, Chief Executive Officer and Manager of America First

Date: April 14, 2004 By /s/ Mark A. Hiatt
Mark A. Hiatt,
Chief Financial Officer of America First

Date: April 14, 2004 By /s/ Mariann Byerwalter*
Mariann Byerwalter,
Manager of America First

Date: April 14, 2004 By /s/ William S. Carter*
William S. Carter,
Manager of America First

Date: April 14, 2004 By /s/ Patrick J. Jung*
Patrick J. Jung,
Manager of America First

Date: April 14, 2004 By /s/ George H. Krauss*
George H. Krauss,
Manager of America First

Date: April 14, 2004 By /s/ Martin A. Massengale*
Martin A. Massengale,
Manager of America First

Date: April 14, 2004 By /s/ Gail Walling Yanney*
Gail Walling Yanney,
Manager of America First

Date: April 14, 2004 By /s/ Clayton K. Yeutter*
Clayton K. Yeutter,
Manager of America First

*By Mark A. Hiatt,
Attorney-in-Fact

/s/ Mark A. Hiatt
Mark A. Hiatt

EXHIBIT 24

POWER OF ATTORNEY

POWER OF ATTORNEY

The undersigned hereby appoints Mark A. Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2003, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Apartment Investors, Inc.

America First Real Estate Investment Partners, L.P.
America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 26th day of January, 2004.

/s/ Michael B. Yanney
Michael B. Yanney

POWER OF ATTORNEY

The undersigned hereby appoints Mark A. Hiatt as her agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2003 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Real Estate Investment Partners, L.P.
America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 3rd day of February, 2004.

/s/ Mariann Byerwalter
Mariann Byerwalter

POWER OF ATTORNEY

The undersigned hereby appoints Mark A. Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2003 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Real Estate Investment Partners, L.P.
America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 6th day of February, 2004.

/s/ William S. Carter M.D.
William S. Carter M.D.

POWER OF ATTORNEY

The undersigned hereby appoints Mark A. Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2003 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Real Estate Investment Partners, L.P.
America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 30th day of January, 2004.

/s/ Patrick J. Jung
Patrick J. Jung

POWER OF ATTORNEY

The undersigned hereby appoints Mark A. Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2003 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Apartment Investors, Inc.
America First Real Estate Investment Partners, L.P.
America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 10th day of February, 2004.

/s/ George H. Krauss
George H. Krauss

POWER OF ATTORNEY

The undersigned hereby appoints Mark A. Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2003, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Real Estate Investment Partners, L.P.
America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 23rd day of January, 2004.

/s/ Martin A. Massengale
Martin A. Massengale

POWER OF ATTORNEY

The undersigned hereby appoints Mark A. Hiatt as her agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2003 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Real Estate Investment Partners, L.P.
America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 5th day of February, 2004.

/s/ Gail Walling Yanney
Gail Walling Yanney

POWER OF ATTORNEY

The undersigned hereby appoints Mark A. Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2003 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Real Estate Investment Partners, L.P.
America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 31st day of January, 2004.

/s/ Clayton K. Yeutter
Clayton K. Yeutter

Exhibit 31.1

Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Lisa Y. Roskens, certify that:

1. I have reviewed this Annual Report on Form 10-K of America First Tax Exempt Investors, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods represented in this report;

4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Partnership and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's fourth quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.

Date: April 14, 2004

By /s/ Lisa Y. Roskens

Lisa Y. Roskens
Chief Executive Officer

America First Companies, LLC, acting in its capacity as general partner of the General Partner of America First Tax Exempt Investors, L.P.

Exhibit 31.2

Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Mark A. Hiatt, certify that:

1. I have reviewed this Annual Report on Form 10-K of America First Tax Exempt Investors, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods represented in this report;

4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Partnership and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's fourth quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.

Date: April 14, 2004

By /s/ Mark A. Hiatt

Mark A. Hiatt
Chief Financial Officer

America First Companies, LLC, acting in its capacity as general partner of the General Partner of America First Tax Exempt Investors, L.P.

Exhibit 32.1

Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Lisa Y. Roskens, Chief Executive Officer of the general partner of the General Partner of America First Tax Exempt Investors, L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) The Annual Report on Form 10-K of the Partnership for the year ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date: April 14, 2004

/s/ Lisa Y. Roskens

Lisa Y. Roskens

Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to America First Tax Exempt Investors, L.P. and will be retained by America First Tax Exempt Investors, L.P. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Mark A. Hiatt, Chief Financial Officer of the general partner of the General Partner of America First Tax Exempt Investors, L.P., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) The Annual Report on Form 10-K of the Partnership for the year ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date: April 14, 2004

/s/ Mark A. Hiatt

Mark A. Hiatt

Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to America First Tax Exempt Investors, L.P. and will be retained by America First Tax Exempt Investors, L.P. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 99

REPORT OF AUDIT COMMITTEE

The Audit Committee of America First Companies L.L.C. ("America First"), which is the general partner of the general partner of America First Tax Exempt Investment Partners, L.P. (the "Partnership"), is currently comprised of Martin A. Massengale, Clayton K. Yeutter and Patrick J. Jung each of whom is an independent manager of America First. The Audit Committee operates under a written charter.

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

The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2003 with management of the Partnership and with representatives of KPMG. As a result of these discussions, the Audit Committee believes that America First maintains an effective system of accounting controls that allow it to prepare financial statements that fairly present the Partnership's financial position and results of its operations with the exception of the conditions disclosed in Item 9A of the Partnership's Annual Report on Form 10-K which the Audit Committee believes have now been corrected. Discussions with KPMG also included the matters required by Statement on Auditing Standard No. 61 (Communications with Audit Committees).

In addition, the Audit Committee reviewed the independence of KPMG. We received written disclosures and a letter from KPMG regarding its independence as required by Independent Standards Board Standards No. 1 and discussed this information with KPMG.

Based on the foregoing, the Audit Committee has recommended that the audited financial statements of the Partnership for the year ended December 31, 2003 be included in the Partnership's annual report on Form 10-K to be filed with the Securities and Exchange Commission.

Martin A. Massengale
Clayton K. Yeutter
Patrick J. Jung