Form 10-Q
period 2004-03-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2004-05-18
CIK 1059142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(printable version)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-24843

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
(Exact name of registrant as specified in its charter)

Delaware 47-0810385
(State or other jurisdiction (I.R.S. Employer
of incorporation or organization) Identification No.)

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

YES [ X ] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

YES [ ] NO [ X ]

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and December 31, 2003
Consolidated Statements of Operations and Comprehensive Income (Loss)

for the three months ended March 31, 2004 and 2003 (Unaudited)
Consolidated Statement of Partners' Capital for the three months ended March 31, 2004

(Unaudited)
Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and

2003 (Unaudited)
Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED BALANCE SHEETS

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

For the Three Months Ended Mar. 31, 2004		For the Three Months Ended Mar. 31, 2003
Income				
Rental income (Note 7)	$	4,830,962	$	-
Real estate operating expenses (Note 7)		(2,691,042)		-
Depreciation expense (Note 7)		(1,035,411)		-
		1,104,509		-
Other income				
Mortgage revenue bond investment income		180,000		2,137,262
Other bond investment income		80,438		80,438
Other interest income		21,025		29,192
		281,463		2,246,892
Other expenses				
Interest expense		796,732		550,741
Amortization expense		26,250		11,013
General and administrative expenses		316,551		283,972
		1,139,533		845,726
Net income before cumulative effect of a change in accounting principle		246,439		1,401,166
Cumulative effect of a change in accounting principle (Note 7)		(35,875,321)		-
Net income (loss)		(35,628,882)		1,401,166
Other comprehensive income				
Cumulative effect of a change in accounting principle (Note 7)		(5,855,299)		-
Net unrealized holding gains on securities arising during the period		(181,782)		-
		(6,037,081)		-
Comprehensive income (loss)	$	(41,665,963)	$	1,401,166
Net income (loss) allocated to:				
General Partner	$	33,369	$	14,012
BUC holders		3,303,567		1,387,154
Unallocated deficit of variable interest entities (Note 7)		(38,965,818)		-
	$	(35,628,882)	$	1,401,166
Net income, basic and diluted, per BUC	$	0.34	$	0.14
Weighted average number of BUCs outstanding, basic and diluted		9,837,928		9,837,928

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
The accompanying notes are an integral part of the consolidated financial statements.

1. Basis of Presentation

America First Tax Exempt Investors, L.P. (the "Partnership") is a Delaware corporation formed for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K as of and for the year ended December 31, 2003. Certain amounts from prior periods have been reclassified to conform to the current period presentation. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position as of March 31, 2004, and the results of operations for all periods presented have been made. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the Partnership and variable interest entities ("VIEs") for which the Partnership has been determined to be the primary beneficiary. All significant transactions and accounts between the Partnership and the VIEs have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Partnership does not presently believe that the consolidation of VIE's for reporting under GAAP will impact the Partnership's tax status, amounts reported to BUC holders on IRS Form K-1, the Partnership's ability to distribute tax-exempt interest to BUC holders, the current level of quarterly distributions or the tax-exempt status of the underlying properties.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB 51 ("FIN 46"). A modification to FIN 46 was released in December 2003 (FIN 46R). The Partnership is required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the interpretation is to be applied by March 31, 2004. FIN 46, as revised by FIN 46R, clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Such entities are considered VIEs.

FIN 46R is a complex standard that requires significant analysis and judgment. With respect to the multifamily properties which collateralize certain of the Partnership's tax-exempt mortgage revenue bonds, management has determined that all but one of the entities which own the multifamily properties are VIEs of the Partnership. In addition, management has determined that the Partnership is the primary beneficiary of such VIEs pursuant to the terms of each tax-exempt mortgage revenue bond and the criteria within FIN 46R. Therefore, the Partnership is required to consolidate the results of each VIE's multifamily property into the Partnership's financial statements. Because each of the VIEs required to be consolidated was created before January 1, 2004, the assets and liabilities of the VIEs have initially been measured at their carrying amounts with the net amount added to the balance sheet being recognized as the cumulative effect of a change in accounting principle.

The Partnership has elected to implement FIN 46R as of January 1, 2004 so as to provide a consistent presentation in all financial statements throughout 2004. As of January 1, 2004, the Partnership recorded a $37.8 million loss on the cumulative effect of a change in accounting principle as a result of recording the net deficit allocable to the Partnership's variable interest in the VIEs. As of January 1, 2004, the Partnership recorded net assets of these VIEs, consisting primarily of $2.5 million in restricted cash, $0.5 million in unrestricted cash, $93.5 million in investments in real estate, $2.6 million in other assets, $3.7 million in accounts payable and accrued expenses, $10.7 million in notes and interest payable and the $122.5 million in bonds payable. See Note 7 for further discussion.

The following updates the Partnership's accounting policies as a result of the consolidation of VIEs:

Cash Equivalents

Cash equivalents include highly liquid securities and investments in federally tax-exempt securities with original maturities of three months or less when purchased. Restricted cash and cash equivalents, which is legally restricted to use, is comprised of resident security deposits, required maintenance reserves, escrowed funds and collateral for interest rate cap agreements. In addition, the Partnership must maintain unencumbered cash of $609,000 per the related collateral agreements.

Investments in Real Estate

The Partnership's investments in real estate are carried at cost less accumulated depreciation. Depreciation of real estate is based on the estimated useful life of the related asset, generally 27-1/2 years on multifamily residential apartment buildings and five to fifteen years on capital improvements and is calculated using the straight-line method. Maintenance and repairs are charged to expense as incurred, while significant improvements, renovations and replacements are capitalized.

Management reviews each property for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based upon comparing the net book value of each real estate property to the sum of its estimated undiscounted future cash flows. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value. There were no impairment losses incurred and/or recorded for the three months ended March 31, 2004.

Revenue Recognition on Investments in Real Estate

The Partnership's VIEs lease multifamily rental units under operating leases with terms of one year or less. Rental revenue is recognized as earned, net of rental concessions, which approximates the straight-line method over the related lease term.

2. Partnership Income, Expenses and Cash Distributions

The Agreement of Limited Partnership of the Partnership contains provisions for the distribution of Net Interest Income, Net Residual Proceeds and Liquidation Proceeds (as defined in the Agreement of Limited Partnership) and for the allocation of income and loss from operations and allocation of income and loss arising from a repayment, sale or liquidation.

The unallocated deficit of the VIEs is primarily comprised of the accumulated historical net losses of the VIEs and the three months ended March 31, 2004 VIEs net loss of $1,130,497. The loss resulting from the consolidation of the VIEs is not allocated between the General Partner and BUC holders.

The Partnership plans to make cash distributions on a quarterly basis; however, distributions may be made on a monthly or semiannual basis if the General Partner so elects.

3. Investments in Real Estate

The Partnership's VIE's investments in real estate as of March 31, 2004 are comprised of the following:

4. Debt Financing

The Partnership's debt financing bears interest at a weekly floating bond rate plus remarketing, credit enhancement, liquidity and trustee fees, which averaged 1.75% and 1.93% for the three months ended March 31, 2004 and 2003, respectively.

5. Related Party Transactions

The General Partner is entitled to receive an administrative fee from the Partnership up to 0.45% of the outstanding principal balance of any tax-exempt mortgage revenue bond or other mortgage investment, unless the owner of the property financed by such tax-exempt mortgage revenue bond or other mortgage investment or another third party is required to pay such administrative fee. For the three month periods ended March 31, 2004 and 2003, the Partnership's administrative fees to the General Partner were $17,887 and $4,388 respectively. The Partnership may become obligated to pay additional administrative fees to the General Partner in the event the Partnership acquires additional tax-exempt mortgage revenue bonds or other mortgage investments and is not able to negotiate the payment of these fees by the property owners or in the event the Partnership acquires title to any of the properties securing its existing tax-exempt mortgage revenue bonds by reason of foreclosure. Additionally, the General Partner received administrative fees of $104,254 and $69,169 for the three month periods ended March 31, 2004 and 2003, respectively, from the owners of properties financed by the tax-exempt mortgage revenue bonds held by the Partnership. These administrative fees are payable by the property owners prior to the payment of any contingent interest on the tax-exempt mortgage revenue bonds secured by the respective properties.

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

An affiliate of the General Partner was retained to provide property management services for Ashley Pointe at Eagle Crest, Ashley Square, Bent Tree Apartments, Clear Lake Colony Apartments, Chandler Creek Apartments (beginning in February 2004), Fairmont Oaks Apartments, Iona Lakes Apartments, Lake Forest Apartments, and Northwoods Lake Apartments. The management fees paid by the property owners to the affiliate of the General Partner amounted to $165,506 and $158,867 for the three month periods ended March 31, 2004 and 2003, respectively. These property management fees are paid by the respective properties prior to the payment of any interest on the tax-exempt mortgage revenue bonds and taxable loans held by the Partnership on these properties.

6. Interest Rate Cap Agreements

The Partnership has entered into three derivative agreements in order to mitigate its exposure to interest rates on its variable-rate debt financing.

On July 1, 2002, the Partnership purchased an interest rate cap from Bear Stearns Financial Products, Inc. The interest rate cap was purchased at a $489,000 premium, has a cap on the floating rate index of 3.0%, has a notional amount of $20,000,000 and matures on July 1, 2006. It effectively caps the floating rate index (the BMA Municipal Index) at 3.0%, so the maximum interest rate to be paid on $20,000,000 of debt financing is 3.0% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points.

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

Interest rate cap expense, which is the result of marking the interest rate cap agreements to market, was $435,325 and $262,684 for the three month periods ended March 31, 2004 and 2003, respectively, and is included as a component of interest expense in the accompanying financial statements.

7. Consolidation of VIEs

With respect to the multifamily properties which collateralize certain of the Partnership's tax-exempt mortgage revenue bonds, management has determined that all but one of the entities which own the multifamily properties are VIEs as defined by FIN 46R. In addition, management has determined that the Partnership is the primary beneficiary of such VIEs pursuant to the terms of each tax-exempt mortgage revenue bond and the criteria included in FIN 46R. Therefore, as required by FIN 46R, the Partnership must consolidate the results of each applicable multifamily property into its financial statements. The carrying amounts of the properties collateralizing the Partnership's tax-exempt mortgage revenue bonds are shown on the balance sheet as Investments in real estate and are detailed in Note 3.

The Partnership's maximum exposure to loss from these VIE's is represented by the tax-exempt mortgage revenue bonds owned by the Partnership and taxable loans made by the Partnership to the properties. The following tables provide information regarding the tax-exempt mortgage revenue bonds and the taxable loans which have been eliminated in the consolidation of the VIE's.

The fair market value ("FMV") of the tax-exempt mortgage revenue bonds as of March 31, 2004 and December 31, 2003 are as follows:

The following details the consolidation of the VIEs as of and for the three months ended March 31, 2004 and the impact on the Partnership's stand-alone financial statements:

Partnership	VIEs	Eliminations	Consolidated
Assets				
Cash and cash equivalents				
Unrestricted	$ 1,775,709	$ 3,746	$ -	$ 1,779,455
Restricted	258,000	3,626,207	-	3,884,207
Interest receivable	1,679,282	-	(1,584,195) (3) (4)	95,087
Investments in tax-exempt mortgage revenue bonds	137,374,030	-	(126,750,697) (1)	10,623,333
Investment in other tax-exempt bond	3,911,427	-	-	3,911,427
Taxable loans, net	7,713,735	-	(5,956,870) (2)	1,756,865
Investments in real estate, net	-	92,558,708	-	92,558,708
Other assets	1,168,382	2,561,108	(130,000) (2)	3,599,490
	$ 153,880,565	$ 98,749,769	(134,421,762)	118,208,572
Liabilities and Partners' Capital				
Liabilities				
Accounts payable and accrued expenses	$ 459,519	$ 3,894,322	$ -	$ 4,353,841
Distribution payable	1,341,536	-	-	1,341,536
Bonds payable	-	122,496,000	(122,496,000) (1)	-
Interest payable on bonds payable	-	1,539,354	(1,539,354) (3)	-
Other notes payable	-	1,694,200	-	1,694,200
Notes payable by VIEs to Partnership	-	8,046,870	(8,046,870) (2)	-
Interest payable on notes by VIEs to Partnership	-	44,841	(44,841) (4)	-
Debt financing	76,495,000	-	-	76,495,000
	78,296,055	137,715,587	(132,127,065)	83,884,577
Partners' Capital				
General Partner	14,956	-	19,600 (2)	34,556
Beneficial Unit Certificate holders	75,569,554	-	(2,314,297) (1) (2)	73,255,257
Unallocated deficit of variable interest entities	-	(38,965,818)	-	(38,965,818)
	75,584,510	(38,965,818)	(2,294,697)	34,323,995
	$ 153,880,565	$ 98,749,769	$ (134,421,762)	$ 118,208,572

(1) Elimination of investment in tax-exempt mortgage revenue bonds and related bonds payable.

(2) Elimination of taxable loans between the Partnership and the VIEs with related loan loss provision and related notes payable.

(3) Elimination of interest receivable related to tax-exempt mortgage revenue bonds and related bonds payable along with offsetting interest payable.

(4) Elimination of interest receivable related to taxable loans.

Partnership	VIEs	Eliminations		Consolidated
Income					
Rental income	$ -	$ 4,830,962	$ -		$ 4,830,962
Real estate operating expenses	-	(2,711,247)	20,205	(2)	(2,691,042)
Depreciation expense	-	(1,035,411)	-		(1,035,411)
Income from rental operations	-	1,084,304	20,205		1,104,509
Other income					
Mortgage revenue bond investment income	2,352,456	-	(2,172,456)	(1)	180,000
Other bond investment income	80,438	-	-		80,438
Other interest income	39,442	1,788	(20,205)	(2)	21,025
	2,472,336	1,788	(2,192,661)		281,463
Expenses					
Interest expense	770,482	2,198,706	(2,172,456)	(1)	796,732
Amortization expense	8,367	17,883	-		26,250
General and administrative expenses	316,551	-	-		316,551
	1,095,400	2,216,589	(2,172,456)		1,139,533
Net income before cumulative effect of a change in accounting principle	1,376,936	(1,130,497)	-		246,439
Cumulative effect of accounting change	-	(37,835,321)	1,960,000		(35,875,321)
Net income (loss)	1,376,936	(38,965,818)	1,960,000		(35,628,882)
Other comprehensive income (loss)					
Cumulative effect of a change in accounting principle	-	-	(5,855,299)		(5,855,299)
Net unrealized holding gains (loss) on securities arising during the period	(1,782,384)	-	1,600,602		(181,782)
	(1,782,384)	-	(4,254,697)		(6,037,081)
Comprehensive income (loss)	$ (405,448)	$ (38,965,818)	$ (2,294,697)		$ (41,665,963)

(1) Elimination of interest income related to investment in tax-exempt mortgage revenue bonds and interest expense related to bonds payable.

(2) Elimination of interest income related to taxable loans.

The Partnership does not presently believe that the consolidation of VIE's for reporting under GAAP will impact the Partnership's tax status, amounts reported to BUC holders on IRS Form K-1, the Partnership's ability to distribute tax-exempt income to BUC holders, the current level of quarterly distributions or the tax-exempt status of the underlying properties.

8. Segment Reporting

The Partnership defines each of its multifamily apartment properties being consolidated under FIN 46R as an individual operating segment. It has determined that all multifamily apartment properties have similar economic characteristics and meet the other criteria which permit the multifamily apartment properties to be aggregated into one reportable segment; that being the acquiring, holding, operating and selling of multifamily apartment properties. Prior to the application of FIN 46R as of January 1, 2004, the Partnership did not have more than one reportable segment.

The revenues, net income, net operating income and total assets for the Company's reportable segment as of or for the three month periods ended March 31, 2004 are summarized as follows

The Company does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of the Company's consolidated revenues.

9. Subsequent Event

On May 7, 2004, the taxable loan made by the Partnership to Clarkson College was repaid from the proceeds from approximately $2.8 million of tax exempt mortgage revenue bonds issued to provide permanent financing for a 140-unit student housing project. The Partnership will provide the entire amount of the permanent financing which is expected to total $6.2 million. The remaining $3.4 million of financing is expected to be funded in 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report (including, but not limited to, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations") contains forward-looking statements that reflect management's current beliefs and estimates of future economic circumstances, industry conditions, the Partnership's performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Partnership and the investments it has made constitute forward-looking statements. BUC holders and others should understand that these forward-looking statements are subject to numerous risks and uncertainties and a number of factors could affect the future results of the Partnership and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. These factors include general economic and business conditions such as the availability and credit worthiness of prospective tenants, lease rents, operating expenses, the terms and availability of financing for properties financed by the tax-exempt mortgage revenue bonds owned by the Partnership, adverse changes in the real estate markets from governmental or legislative forces, lack of availability and credit worthiness of counter parties to finance future acquisitions and interest rate fluctuations.

Critical Accounting Policies

The Partnership's critical accounting policies are the same as those described in the Partnership's Annual Report on Form 10-K as of and for the year ended December 31, 2003 with the addition of the following:

Variable interest entities (VIEs)

When the Partnership invests in a tax-exempt mortgage revenue bond which is collateralized by the underlying multifamily property, the Partnership will evaluate the entity which issued the tax-exempt mortgage revenue bond to determine if it is a VIE as defined by FIN 46R. If it is determined that the entity is a VIE, the Partnership will then evaluate if it is the primary beneficiary of such VIE. If the Partnership determines itself to be the primary beneficiary of the VIE, then the financial results of the related multi-family property will be consolidated in the Partnership's financial statements. As a result of such consolidation, the tax-exempt or taxable debt financing provided by the Partnership to such consolidated VIE will be eliminated as part of the consolidation process. However, the Partnership will continue to receive interest and principal payments on such debt and these payments will retain their characterization as tax-exempt or taxable, as the case may be.

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

The Partnership's primary assets are its tax-exempt mortgage revenue bonds, which provide permanent financing for eleven multifamily housing properties. A description of the multifamily housing properties collateralizing the tax-exempt mortgage revenue bonds owned by the Partnership as of March 31, 2004 is as follows:

The consolidation of VIEs under FIN 46R changes the presentation of financial information in the financial statements but does not change the Partnership's primary purpose, business objectives or the primary assets the Partnership holds to meet its purpose and objectives. Going forward, the Partnership's financial statements will present consolidated financial information of the underlying properties as compared to the interest income generated from the tax-exempt mortgage bonds and taxable mortgage loans made by the Partnership to finance these properties.

Executive Summary

The multifamily housing industry is experiencing soft market conditions which are attributable to three factors: (i) recessionary conditions in certain markets; (ii) over-building of apartment properties; and (iii) record levels of single family home purchases largely due to record low mortgage interest rates. These factors have reduced the availability and increased the competition for credit worthy tenants, which in turn reduces effective rents in the form of concessions and increases operating costs such as leasing incentives. As of March 31, 2004, all of the Partnership's tax-exempt mortgage revenue bonds were paying their full amount of base interest; however, a prolonged weakened economy and the resulting decline in net rental revenues from the Partnership's collateral of multifamily properties may negatively impact future interest income. At certain properties the decline in net rental income may last for an extended period. As a result, the Partnership has the ability and may restructure the terms of the related tax-exempt mortgage revenue bond to reduce the base interest rate. However, as of March 31, 2004, the Partnership had not restructured the terms of any of the tax-exempt mortgage revenue bonds to reduce the base interest rate. Furthermore, the collection of contingent interest payable from the excess cash flow of the underlying properties may decrease significantly in times of economic slowdown. The Partnership remains aware of this potential and continues to monitor the performance of the multifamily properties collateralizing its tax-exempt mortgage revenue bonds. Offsetting these weak conditions are the positive economic benefits the Partnership is experiencing from the record low interest rates it is paying on its variable-rate debt.

The following is a summary of significant items or events that have had or could have an effect on the Partnership's financial position, results of operations, and liquidity:

  The VIEs for which the Partnership is the primary beneficiary have been consolidated into the Partnership's financial results effective January 1, 2004.

  Physical occupancy at the Partnership's properties increased to 93% as of March 31, 2004 from 91% as of March 31, 2003 while average economic occupancy decreased from 84% for the three months ended March 31, 2003 to 80% for the three months ended March 31, 2004.

  Physical occupancy at the Partnership's properties increased to 93% as of March 31, 2004 from 92% as of December 31, 2003 while average economic occupancy decreased from 83% for the year ended December 31, 2003 to 80% for the three months ended March 31, 2004.

  The $9 million of short-term financing was restructured as longer term debt financing.

  Additional funding in the amount of $1.1 million was advanced on the Clarkson student housing project in the form of a taxable loan.

  The Partnership's net income, basic and diluted, per BUC increased to $0.34 for the three months ended March 31, 2004 from $0.14 for the three months ended March 31, 2003. The net increase consists of a decrease of $24,230 in the Partnership's stand-alone net income for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 and an increase in net income for the three months ended March 31, 2004 from the elimination, due to effects of consolidation resulting from the implementation FIN 46R, of a previously recorded $1,960,000 loan loss reserve. The elimination of the loan loss reserve is included in the cumulative effect of change in accounting principle recorded for the three months ended March 31, 2004.

Results of Operations

The following discussion of the Partnership's results of operations for the three month period ended March 31, 2004 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Partnership's Annual Report on Form 10-K as of and for the year ended December 31, 2003.

Change in Results of Operations (Consolidated)

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Rental income. Rental income in the current period is the result of consolidating the VIEs. The rental income recognized is reflective of current physical occupancy of 93% and economic occupancy of 80% for the three months ended March 31, 2004. The Partnership expects both physical and economic occupancy to increase slightly during 2004 which in turn should cause rental income to increase.

Real estate operating expenses. Real estate operating expenses in the current period is the result of consolidating the VIEs. Real estate operating expenses are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus an increase in physical and economic occupancy would result in slightly larger margins as these real estate operating expenses would not increase at the same rate.

Depreciation expense. Depreciation expense in the current period is the result of consolidating the VIEs. This expense should remain fairly consistent from quarter to quarter throughout 2004.

Mortgage revenue bond investment income. Mortgage revenue bond investment income, with the exception of Chandler Creek, is eliminated in consolidation of the VIEs as this income relates directly to the tax-exempt mortgage revenue bonds of the underlying properties which are owned by the Partnership.

Interest expense. Interest expense on the Partnership's debt financing increased due to (i) the mark-to-market adjustment of interest rate caps as required by FAS No. 133, (ii) the interest expense associated with the securitization transaction to acquire the Fairmont Oaks Apartments tax-exempt mortgage revenue bond in April 2003 (iii) an additional $9,000,000 of debt financing on Northwoods Lake Apartments and (iv) interest rate cap expense related to the convertible cap agreement purchased in February 2003. These increases were offset by a decline in the variable short-term tax-exempt interest rates. The Partnership's effective interest rate on its debt financing, excluding the effect of marking the interest rate cap agreements to market, was 1.75% for the three months ended March 31, 2004 compared to 1.93% for the three months ended March 31, 2003.

General and administrative expenses. General and administrative expenses increased due primarily to increases in insurance expense, asset management fees, accounting and other fees offset by decreases in tax-exempt mortgage revenue bond servicing fees.

Changes in Results of Operations (Partnership Only)

Mortgage revenue bond investment income. Mortgage revenue bond investment income increased due to: (i) earnings of base interest on the Chandler Creek Apartments bond which was acquired in December 2003; (ii) the Fairmont Oaks Apartments bond which was acquired in April 2003; partially offset by (iii) a decrease in past-due base interest earned on the Woodbridge Apartments of Bloomington and Louisville tax-exempt mortgage revenue bonds.

The Partnership earned all of its base interest due in the first quarter of 2004 on all of its tax-exempt mortgage revenue bonds held at March 31, 2004.

Other interest income. Other interest income represents income earned on the Partnership's taxable loans and cash and cash equivalents. The increase is primarily due to an increase in the interest earned on the taxable loan for Clarkson College which provides interim funding for the development of a 140-bed student housing facility which was offset by a decrease in interest income on cash and cash equivalents due to a decrease in the average cash balance and a decrease in interest rates earned on its cash and cash equivalents. It is expected that the taxable loan to Clarkson College will be converted to a tax-exempt mortgage revenue bond during the second quarter; thus, other interest income will decrease in future quarters with a related increase in mortgage revenue bond investment income.

Interest expense. Interest expense on the Partnership's debt financing increased due to (i) the mark-to-market adjustment of interest rate caps as required by FAS No. 133; (ii) the interest expense associated with the securitization transaction to acquire the Fairmont Oaks Apartments tax-exempt mortgage revenue bond in April 2003; (iii) an additional $9,000,000 of debt financing on Northwoods Lake Apartments; and (iv) interest rate cap expense related to the convertible cap agreement purchased in February 2003. These increases were offset by a decline in the variable short-term tax-exempt interest rates. The Partnership's effective interest rate on its debt financing, excluding the effect of marking the interest rate cap agreements to market, was 1.75% for the three months ended March 31, 2004 compared to 1.93% for the three months ended March 31, 2003.

General and administrative expenses. General and administrative expenses increased due primarily to increases in insurance expense, asset management fees, accounting and other fees offset by decreases in tax-exempt mortgage revenue bond servicing fees.

Cash Available for Distribution ("CAD")

To calculate CAD, amortization expense related to debt financing costs and bond issuance costs, interest rate cap expense, provision for loan losses, realized losses on investments and net income (loss) from VIEs are added back to the Partnership's net income as computed in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Partnership uses CAD as a supplemental measurement of its ability to pay distributions.

There is no generally accepted methodology for computing CAD, and the Partnership's computation of CAD may not be comparable to CAD reported by other companies.

Although the Partnership considers CAD to be a useful measure of its operating performance, CAD should not be considered as an alternative to net income (loss) or net cash flows from operating activities which are calculated in accordance with GAAP.

The following sets forth a reconciliation of the Partnership's net income (loss) as determined in accordance with GAAP and its CAD for the periods set forth.

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

The VIEs primary source of cash is cash generated by its real estate investments. Cash generated by the multifamily apartment properties is a function of the net cash flow of the underlying properties. The amount of operating cash generated by the VIEs is substantially dependent on the net rental revenues generated by the properties. Net rental revenues from a multifamily apartment property depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors, such as: local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

The VIEs primary uses of cash are: (i) the payment of operating expenses; and (ii) the payment of debt service on the VIEs bonds and mortgage notes payable.

Cash provided by operating activities for the three months ended March 31, 2004 increased $883,584 compared to the same period a year earlier mainly due to timing differences in the payment of accounts payable and accrued expenses. Cash used in investing activities increased $1,350,198 for the three months ended March 31, 2004 compared to the same period in 2003 primarily due to an increase in taxable loans. Cash used in financing activities increased $612,222 for the three months ended March 31, 2004 compared to the same period in 2003 primarily due to the increase in restricted cash which was offset by the fact that the Partnership did not acquire an interest rate cap agreement as it did in February of 2003.

The following table sets forth information relating to cash distributions paid per BUC holder for the quarters ended March 31, 2004 and 2003:

Contractual Obligations

The Partnership restructured its $9 million short-term financing to longer term debt financing during the three months ended March 31, 2004.

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

As of March 31, 2004, the Partnership had total debt financing outstanding of $76,495,000. The weighted average interest rate of the variable-rate financing was 1.75%, including fees, for the three months ended March 31, 2004.

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

If a property is unable to sustain net rental revenues at a level necessary to pay current debt service obligations on the Partnership's tax-exempt mortgage revenue bond or taxable loan on such property, a default may occur. A property's ability to generate net rental income is subject to a wide variety of factors, including rental and occupancy rates of the property and the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market area in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of an apartment property.

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

As the above information incorporates only those material positions or exposures that existed as of March 31, 2004, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks on the Partnership will depend on the exposures that arise during the period, the Partnership's risk mitigating strategies at that time and the overall business and economic environment.

Cash Concentrations of Credit Risk

The Partnership's cash and cash equivalents are deposited primarily into trust accounts at multiple financial institutions and are not covered by the Federal Deposit Insurance Corporation.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Principal Executive Officer and Principal Financial Officer of America First have concluded, based on their evaluation as of the end of the period covered by this report, that the Partnership's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the Partnership's reports under the Securities Exchange Act of 1934.

(b) Changes in internal controls. There were no significant changes in the Partnership's internal controls over financial reporting or in other factors that could significantly affect those controls made during the quarter covered by this report, that have, or are reasonably likely to materially affect the Partnership's internal control over financial reporting except as follows:

In response to a material weakness in internal controls over financial reporting identified with respect to the application of FAS No. 133 to its derivative instruments and previously disclosed in the Partnership's December 31, 2003 Annual Report on Form 10-K, the Partnership now obtains fair market value quotations from independent sources as of the end of each reporting period to ensure that the proper mark to market adjustment is recorded for the derivative instruments owned by the Partnership.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits. The following exhibits are filed as required by Item 6(a) of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

3. Articles of Incorporation and Bylaws of America First Fiduciary Corporation Number Five (incorporated herein by reference to Registration Statement on Form S-11 (No. 2-99997) filed by America First Tax Exempt Mortgage Fund Limited Partnership on August 30, 1985).

4(a) Form of Certificate of Beneficial Unit Certificate (incorporated herein by reference to Exhibit 4.1 to Registration Statement on Form S-4 (No. 333-50513) filed by the Partnership on April 17, 1998).

4(b) Agreement of Limited Partnership of the Partnership (incorporated herein by reference to the Amended Annual Report on Form 10-K (No. 000-24843) filed by the Partnership on June 28, 1999).

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

32.2 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

The Partnership did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

By America First Capital

Associates Limited

Partnership Two, General

Partner of the Partnership

By America First Companies L.L.C.,
General Partner of
America First Capital
Associates Limited
Partnership Two

Date: May 17, 2004 /s/ Lisa Y. Roskens

Lisa Y. Roskens

Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.

Date: May 17, 2004

/s/ Lisa Y. Roskens

Lisa Y. Roskens

Chief Executive Officer

America First Companies, LLC, acting in its capacity as general partner of the General Partner of America First Tax Exempt Investors, L.P

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 17, 2004

/s/ Mark A. Hiatt

Mark A. Hiatt

Chief Financial Officer

America First Companies, LLC, acting in its capacity as general partner of the General Partner of America First Tax Exempt Investors, L.P

Exhibit 32.1

Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Lisa Y. Roskens, Chief Executive Officer of the general partner of the General Partner of America First Tax Exempt Investors, L.P. (the "Partnership"), certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) The Quarterly Report on Form 10-Q of the Partnership for the three months ended March 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date: May 17, 2004

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

Exhibit 32.2

Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Mark A. Hiatt, Chief Financial Officer of the general partner of the General Partner of America First Tax Exempt Investors, L.P. (the "Partnership"), certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) The Quarterly Report on Form 10-Q of the Partnership for the three months ended March 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date: May 17, 2004

/s/ Mark A. Hiatt

Mark A. Hiatt

Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to America First Tax Exempt Investors, L.P. and will be retained by America First Tax Exempt Investors, L.P. and furnished to the Securities and Exchange Commission or its staff upon request.