Form 10-Q
period 2004-06-30
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2004-08-16
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number:  000-24843

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	47-0810385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1004 Farnam Street, Suite 400 Omaha, Nebraska	68102
(Address of principal executive offices)	(Zip Code)

(402) 444-1630
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒            NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

YES  ☐            NO  ☒

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

ii

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED BALANCE SHEETS

	June 30, 2004	Dec. 31, 2003
	(Unaudited)
Assets
Cash and cash equivalents
Unrestricted	$4,162,152	$3,297,108
Restricted	3,425,311	204,135
Interest receivable (Note 8)	292,683	1,068,900
Investments in tax-exempt mortgage revenue bonds, at estimated fair value (Amortized cost of $16,120,000 and $134,496,000, respectively) (Note 8)	14,205,131	139,197,520
Investments in other tax-exempt bonds, at estimated fair value (Amortized cost of $3,900,000 and $3,900,000, respectively)	3,881,305	3,870,321
Taxable loans, net of allowance for loan loss reserve (Note 8)	—	6,523,673
Investments in real estate, net of accumulated depreciation (Note 8)	91,607,140	—
Other assets	2,246,787	1,392,160
	$119,820,509	$155,553,817
Liabilities and Partners’ Capital
Liabilities
Accounts payable, accrued expenses and other liabilities (Note 8)	$5,961,355	$385,787
Distribution payable	1,341,536	1,341,536
Interest payable	18,607	—
Short-term financing	—	9,000,000
Bonds payable	19,100,000	—
Debt financing	62,330,000	67,495,000
	88,751,498	78,222,323
Partners’ Capital
General Partner	16,225	61,320
Beneficial Unit Certificate holders	72,805,782	77,270,174
Unallocated deficit of variable interest entities (Note 8)	(41,752,996)	—
	31,069,011	77,331,494
	$119,820,509	$155,553,817

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003
Income
Rental income (Note 8)	$4,865,789	$—	$9,696,751	$—
Real estate operating expenses (Note 8)	(2,885,949)	—	(5,576,991)	—
Depreciation expense (Note 8)	(1,027,607)	—	(2,063,018)	—
Income from rental operations	952,233	—	2,056,742	—

Other income
Mortgage revenue bond investment income	221,285	2,200,847	401,285	4,338,109
Other bond investment income	80,437	80,437	160,875	160,875
Other interest income	18,819	29,974	39,844	59,166
	320,541	2,311,258	602,004	4,558,150
Other expenses
Interest expense	(30,041)	861,419	766,691	1,412,160
Amortization expense	158,666	12,380	166,023	23,393
General and administrative expenses	360,486	301,168	677,037	585,140
	489,111	1,174,967	1,609,751	2,020,693
Net income before cumulative effect of a change in accounting principle	783,663	1,136,291	1,048,995	2,537,457

Cumulative effect of a change in accounting principle (Note 8)	—	—	(38,023,001)	—

Net income (loss)	783,663	1,136,291	(36,974,006)	2,537,457

Other comprehensive income (loss)
Cumulative effect of a change in accounting principle (Note 8)	—	—	(5,855,299)	—
Net unrealized holding loss on securities arising during the period	(568,324)	—	(750,106)	—
	(568,324)	—	(6,605,405)	—
Comprehensive income (loss)	$215,339	$1,136,291	$(43,579,411)	$2,537,457

Net income (loss) allocated to:
General Partner	$19,529	$11,363	$47,789	$25,375
BUC holders	1,933,376	1,124,928	4,731,201	2,512,082
Unallocated deficit of variable interest entities (Note 8)	(1,169,242)	—	(41,752,996)	—
	$783,663	$1,136,291	$(36,974,006)	$2,537,457

Net income, basic and diluted, per BUC	$0.20	$0.11	$0.48	$0.25

Weighted average number of BUCs outstanding, basic and diluted	9,837,928	9,837,928	9,837,928	9,837,928

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(UNAUDITED)

	General Partner	Beneficial Unit Certificate holders		Unallocated deficit of variable interest entities	Total
		# of BUCs	Amount
Partners’ Capital (excluding accumulated other comprehensive income)
Balance at December 31, 2003	$14,602	9,837,928	$72,645,051	$—	$72,659,653
Net income (loss)	47,789	—	4,731,201	(41,752,996)	(36,974,006)
Cash distributions paid or accrued	(26,830)	—	(2,656,242)	—	(2,683,072)
Balance at June 30, 2004	35,561	9,837,928	74,720,010	(41,752,996)	33,002,575

Accumulated Other Comprehensive Income
Balance at December 31, 2003	46,718	—	4,625,123	—	4,671,841
Other comprehensive loss	(66,054)	—	(6,539,351)	—	(6,605,405)
Balance at June 30, 2004	(19,336)	—	(1,914,228)	—	(1,933,564)

Balance at June 30, 2004	$16,225	9,837,928	$72,805,782	$(41,752,996)	$31,069,011

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003
Cash flows from operating activities
Net income (loss)	$(36,974,006)	$2,537,457
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Cumulative effect of a change in accounting principle	38,023,001	—
Depreciation expense	2,063,018	—
Amortization expense	166,023	23,393
Interest rate cap expense	30,249	783,989
Increase in interest receivable	(193,135)	(114,174)
Decrease (increase) in other assets	15,118	(78,294)
Increase (decrease) in accounts payable and accrued expenses	183,015	(147,002)
Net cash provided by operating activities	3,313,283	3,005,369

Cash flows from investing activities
Acquisition of tax-exempt mortgage revenue bonds	(1,796,752)	(8,020,000)
Bond issuance costs paid	(60,780)	(101,604)
Principal payments received on tax-exempt mortgage revenue bonds	—	75,000
Increase in taxable loans	(2,225,508)	(95,505)
Real estate capital improvements	(221,282)	—
RITES purchased/sold	5,000	—
Increase in other assets	(101,388)	(43,516)
Proceeds from sale of tax-exempt mortgage revenue bonds	500,000	—
Net cash used in investing activities	(3,900,710)	(8,185,625)

Cash flows from financing activities
Distributions paid	(2,683,072)	(2,675,559)
Acquisition of interest rate cap agreement	—	(608,000)
Increase in restricted cash	(759,761)	—
Principal payments on short-term financing	(9,000,000)	—
Proceeds from bonds payable	19,100,000	—
Proceeds from debt financing	9,000,000	8,015,000
Principal payments on debt financing	(14,165,000)	(170,000)
Bond costs paid	(524,127)	—
Debt financing costs paid	(20,747)	(33,545)
Net cash provided by financing activities	947,293	4,527,896

Net increase (decrease) in cash and cash equivalents	359,866	(652,360)
Cash and cash equivalents at beginning of period
Partnership	3,297,108	7,174,898
VIEs	505,178	—
Cash and cash equivalents at end of period	$4,162,152	$6,522,538

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$757,344	$617,386

Supplemental disclosure of non-cash investing activities:

The Partnership converted the balance of the taxable loan to Clarkson College ($2,792,311) and the related interest receivable ($30,937) into other tax-exempt bonds issued on April 1, 2004.

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(UNAUDITED)

1.  Basis of Presentation

America First Tax Exempt Investors, L.P. (the “Partnership”) is a Delaware corporation formed for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K as of and for the year ended December 31, 2003. Certain amounts from prior periods have been reclassified to conform to the current period presentation. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position as of June 30, 2004, and the results of operations for all periods presented have been made. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the Partnership and variable interest entities (“VIEs”) for which the Partnership has been determined to be the primary beneficiary. All significant transactions and accounts between the Partnership and the VIEs have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Partnership does not presently believe that the consolidation of VIEs for reporting under GAAP will impact the Partnership’s tax status, amounts reported to BUC holders on IRS Form K-1, the Partnership’s ability to distribute tax-exempt interest to BUC holders, the current level of quarterly distributions or the tax-exempt status of the underlying properties.

During the second quarter of 2004, the Partnership discovered a bookkeeping error in the consolidation of VIEs related to the implementation of FIN46R.  In the consolidation, tax-exempt mortgage revenue bonds of the VIEs owned by the Partnership are eliminated.  Certain deferred financing costs related to the eliminated debt were not identified and thus were not eliminated in the initial implementation of FIN46R as of January 1, 2004.  As a result, the financial results as of and for the three month period ended March 31, 2004, are being restated.  The previously reported amounts and the restated amounts for the first quarter of 2004 are as follows:

	As of March 31, 2004
	As Previously Reported	Restated
	(Unaudited)
Balance Sheets:
Assets:
Other assets	$3,599,490	$1,470,703
Total assets	$118,208,572	$116,079,785
Partners’ Capital:
Unallocated deficit of variable interest entities	$(38,965,818)	$(41,094,605)
Total Partners’ Capital	$34,323,995	$32,195,208
Total Liabilities and Partners’ Capital	$118,208,572	$116,079,785

	For the three months ended March 31, 2004
	As Previously Reported	Restated
	(Unaudited)
Statements of Operations and Comprehensive Income:
Amortization expense	$26,250	$7,357
Cumulative effect of a change in accounting principle	$(35,875,321)	$(38,023,001)
Net income (loss)	$(35,628,882)	$(37,757,669)
Comprehensive income (loss)	$(41,665,963)	$(43,794,750)

Net income (loss) allocated to:
Unallocated deficit of variable interest entities	$(38,965,818)	$(41,094,605)

The Partnership intends to file an amended Form 10-Q for the first quarter ended March 31, 2004.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities – an interpretation of ARB 51 (“FIN 46”). A modification to FIN 46 was released in December 2003 (“FIN 46R”). The Partnership is required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the interpretation is to be applied by March 31, 2004. FIN 46, as revised by FIN 46R, clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Such entities are considered VIEs.

FIN 46R is a complex standard that requires significant analysis and judgment. With respect to the multifamily properties which collateralize certain of the Partnership’s investments in tax-exempt mortgage revenue bonds, management has determined that all but one of the entities which own the multifamily properties are VIEs. In addition, management has determined that the Partnership is the primary beneficiary of such VIEs pursuant to the terms of each tax-exempt mortgage revenue bond and the criteria within FIN 46R. Therefore, the Partnership is required to consolidate the results of each VIEs’ multifamily property into the Partnership’s financial statements. Because each of the VIEs required to be consolidated was created before January 1, 2004, the assets and liabilities of the VIEs have initially been measured at their carrying amounts with the net amount added to the balance sheet being recognized as the cumulative effect of a change in accounting principle.

The Partnership has elected to implement FIN 46R as of January 1, 2004 so as to provide a consistent presentation in all financial statements throughout 2004. As of January 1, 2004, the Partnership recorded a $38.0 million loss on the cumulative effect of a change in accounting principle as a result of recording the net deficit allocable to the Partnership’s variable interest in the VIEs. As of January 1, 2004, the Partnership recorded net assets of these VIEs, before related applicable elimination entries, consisting primarily of $2.5 million in restricted cash, $0.5 million in unrestricted cash, $93.5 million in investments in real estate, $2.6 million in other assets, $3.7 million in accounts payable and accrued expenses, $10.7 million in notes and interest payable and $122.5 million in bonds payable.

The following updates the Partnership’s accounting policies as a result of the consolidation of VIEs:

Cash Equivalents

Cash equivalents include highly liquid securities and investments in federally tax-exempt securities with original maturities of three months or less when purchased. Restricted cash and cash equivalents, which are legally restricted to use, is comprised of resident security deposits, required maintenance reserves, escrowed funds and collateral for interest rate cap agreements. In addition, the Partnership must maintain unencumbered cash of $609,000 per the related collateral agreements.

Investments in Real Estate

The Partnership’s investments in real estate are carried at cost less accumulated depreciation. Depreciation of real estate is based on the estimated useful life of the related asset, generally 27-1/2 years on multifamily residential apartment buildings and five to fifteen years on capital improvements and is calculated using the straight-line method. Maintenance and repairs are charged to expense as incurred, while significant improvements, renovations and replacements are capitalized.

Management reviews each property for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based upon comparing the net book value of each real estate property to the sum of its estimated undiscounted future cash flows. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value. There is no impairment losses incurred and/or recorded for the six months ended June 30, 2004.

Revenue Recognition on Investments in Real Estate

The Partnership’s VIEs lease multifamily rental units under operating leases with terms of one year or less. Rental revenue is recognized as earned, net of rental concessions, which approximates the straight-line method over the related lease term.

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

The unallocated deficit of the VIEs is primarily comprised of the accumulated historical net losses of the VIEs as of January 1, 2004 (FIN 46R implementation date) and the VIEs’ net loss of $2,329,103 for the six months ended June 30, 2004. The loss resulting from the consolidation of the VIEs is not allocated between the General Partner and BUC holders.

The Partnership plans to make cash distributions on a quarterly basis; however, distributions may be made on a monthly or semiannual basis if the General Partner so elects.

3.  Investments in Tax Exempt Bonds

The Partnership had the following investments in tax-exempt mortgage revenue bonds and other tax-exempt bonds as of June 30, 2004:

	June 30, 2004
	Cost	Unrealized Gain	Unrealized Loss	FMV
Tax-exempt mortgage revenue bonds

Chandler Creek	$11,500,000	$—	$(1,914,869)	$9,585,131
Clarkson College	4,620,000	—	—	4,620,000
	$16,120,000	$—	$(1,914,869)	$14,205,131
Other tax-exempt bonds

Museum Towers	$3,900,000	$—	$(18,695)	$3,881,305

The Partnership had the following investments in tax-exempt mortgage revenue bonds and other tax-exempt bonds as of December 31, 2003:

	December 31, 2003
	Cost	Unrealized Gains	Unrealized Losses	FMV
Tax-exempt mortgage revenue bonds
Ashley Pointe at Eagle Crest	$6,700,000	$236,733	$—	$6,936,733
Ashley Square	6,500,000	589,777	—	7,089,777
Bent Tree Apartments	11,130,000	549,121	—	11,679,121
Chandler Creek Apartments	12,000,000	—	(1,153,779)	10,846,221
Clear Lake Colony Apartments	16,000,000	394,696	—	16,394,696
Fairmont Oaks Apartments	7,995,000	—	(63,677)	7,931,323
Iona Lakes Apartments	16,835,000	—	(145,677)	16,689,323
Lake Forest Apartments	10,510,000	—	(29,671)	10,480,329
Northwoods Lake Apartments	25,250,000	2,291,058	—	27,541,058
Woodbridge Apts. of Bloomington III	12,600,000	1,187,200	—	13,787,200
Woodbridge Apts. of Louisville II	8,976,000	845,739	—	9,821,739
	$134,496,000	$6,094,324	$(1,392,804)	$139,197,520
Other tax-exempt bonds
Museum Towers	$3,900,000	$—	$(29,679)	$3,870,321

4.  Investments in Real Estate

The Partnership’s VIEs’ investments in real estate as of June 30, 2004 are comprised of the following:

Property Name	Location	Number of Units	Land	Building and Improvements	Carrying Value at June 30, 2004
Ashley Point at Eagle Crest	Evansville, IN	150	$321,489	$5,899,609	$6,221,098
Ashley Square	Des Moines, IA	144	650,000	5,865,440	6,515,440
Bent Tree Apartments	Columbia, SC	232	986,000	11,076,942	12,062,942
Clear Lake Colony Apartments	West Palm Beach, FL	316	3,000,000	13,169,847	16,169,847
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	7,825,725	8,676,125
Iona Lakes Apartments	Ft. Myers, FL	350	1,900,000	15,729,856	17,629,856
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	10,243,200	11,640,000
Northwoods Lake Apartments	Duluth, GA	492	3,787,500	21,635,833	25,423,333
Woodbridge Apts. of Bloomington III	Bloomington, IN	280	656,346	9,988,402	10,644,748
Woodbridge Apts. of Louisville II	Louisville, KY	190	508,900	7,233,714	7,742,614
					122,726,003
Less accumulated depreciation					(31,118,863)

Balance at end of period					$91,607,140

The Partnership had not recorded investments in real estate prior to the implementation of FIN46R on January 1, 2004.

5.  Debt and Bond Financing

As of June 30, 2004, the terms of $25,250,000 of tax-exempt mortgage revenue bonds, for which the Partnership holds an investment in, were restructured to reduce the base interest rate from 7.5% to 5.0% and create two separate issue series, Series A for $19,100,000 and Series B for $6,150,000. The Partnership subsequently sold $19,100,000 (Series A) of its investment in the tax-exempt mortgage revenue bonds and used a portion of the proceeds to repay $14,000,000 in debt financing. The $19,100,000 in bonds payable included in the consolidated balance sheet at June 30, 2004 is an obligation of a consolidated VIE which owns the property securing the bonds. The Partnership’s investment in the Series B bonds for $6,150,000 and the VIEs related bonds payable eliminate in consolidation.  The bonds mature in June 2034.

The Partnership’s debt financing represents borrowings incurred to finance the acquisition of additional tax-exempt mortgage revenue bonds and other investments. Interest rates are reset weekly and averaged 1.87% and 1.97% (including various fees) for the six months ended June 30, 2004 and 2003, respectively.

6.  Related Party Transactions

The General Partner is entitled to receive an administrative fee from the Partnership up to 0.45% of the outstanding principal balance of any tax-exempt mortgage revenue bond or other mortgage investment, unless the owner of the property financed by such tax-exempt mortgage revenue bond or other mortgage investment or another third party is required to pay such administrative fee. For the three and six month periods ended June 30, 2004, the Partnership’s administrative fees to the General Partner were $17,887 and $37,044, respectively.

For the three and six month periods ended June 30, 2003, the Partnership’s administrative fees to the General Partner were $4,387 and $8,775, respectively. This increase in the administrative fees in 2004 is due to the acquisitions of the tax-exempt bonds for Chandler Creek and Clarkson College. The Partnership may become obligated to pay additional administrative fees to the General Partner in the event the Partnership acquires additional tax-exempt mortgage revenue bonds or other mortgage investments and is not able to negotiate the payment of these fees by the property owners or in the event the Partnership acquires title to any of the properties securing its existing tax-exempt mortgage revenue bonds by reason of foreclosure. Additionally, the General Partner received administrative fees of $104,254 and $182,536, respectively, for the three and six month periods ended June 30, 2004 and $78,291 and $147,460, respectively, for the three and six month periods ended June 30, 2003 from the owners of properties financed by the tax-exempt mortgage revenue bonds held by the Partnership. These administrative fees are payable by the property owners prior to the payment of any contingent interest on the tax-exempt mortgage revenue bonds secured by the respective properties.

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

An affiliate of the General Partner was retained to provide property management services for Ashley Pointe at Eagle Crest, Ashley Square, Bent Tree Apartments, Clear Lake Colony Apartments, Chandler Creek Apartments (beginning in February 2004), Fairmont Oaks Apartments, Iona Lakes Apartments, Lake Forest Apartments and Northwoods Lake Apartments. The management fees paid by the property owners to the affiliate of the General Partner amounted to $173,785 and $339,261 for the three and six month periods ended June 30, 2004, respectively, and $154,506 and $313,373 for the three and six month periods ended June 30, 2003, respectively. These property management fees are paid by the respective properties prior to the payment of any interest on the tax-exempt mortgage revenue bonds and taxable loans held by the Partnership on these properties.

7.  Interest Rate Cap Agreements

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

On November 1, 2002, the Partnership purchased a convertible interest rate cap from Bank of America. The convertible interest rate cap was purchased at a $250,000 premium, has a cap on the floating rate index of 3.0%, has a notional amount of $10,000,000 and matures on November 1, 2007. It effectively caps the floating rate index at 3.0%, so the maximum interest rate to be paid on $10,000,000 of debt financing is 3.0% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points. At the option of Bank of America, the convertible cap may be converted to a fixed rate swap, in which event the

Partnership’s interest expense would be converted to a fixed rate of 2.6% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points for the remaining term of the agreement.

On February 1, 2003, the Partnership purchased a convertible interest rate cap from Bank of America. The convertible interest rate cap was purchased at a $608,000 premium, has a cap on the floating rate index of 3.5%, has a notional amount of $15,000,000 and matures on January 1, 2010. It effectively caps the floating rate index at 3.5%, so the maximum interest rate to be paid on $15,000,000 of debt financing is 3.5% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points. At Bank of America’s option, the convertible cap may be converted to a fixed rate swap, in which event the Partnership’s interest expense would be converted to a fixed rate of 2.95% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points for the remaining term of the agreement.

These interest rate caps are recorded at fair market value. The result of marking the interest rate cap agreements to market was income of $405,076 and expense of $30,249 for the three and six month periods ended June 30, 2004 and expenses of $521,304 and $783,988 for the three and six month periods ended June 30, 2003. The income or expense recorded is included as a component of Interest expense in the accompanying consolidated financial statements.

8.  Consolidation of VIEs

With respect to the multifamily properties which collateralize certain of the Partnership’s investments in tax-exempt mortgage revenue bonds, management has determined that all but one of the entities (Chandler Creek) which own the multifamily properties are VIEs as defined by FIN 46R. In addition, management has determined that the Partnership is the primary beneficiary of such VIEs pursuant to the terms of each tax-exempt mortgage revenue bond and the criteria included in FIN 46R. Therefore, as required by FIN 46R, the Partnership must consolidate the results of each applicable multifamily property into its financial statements. The carrying amounts of the properties collateralizing the Partnership’s investments in tax-exempt mortgage revenue bonds are shown on the balance sheet as Investments in real estate and are detailed in Note 4.

The following table provides information regarding the occupancy of the properties included in the VIE consolidation as of June 30, 2004 and for the six months ended June 30, 2004.

Property Name	Location	Number of Units	Number of Units Occupied	Percentage of Units Occupied	Economic Occupancy (1)
Ashley Point at Eagle Crest	Evansville, IN	150	142	95%	88%
Ashley Square	Des Moines, IA	144	142	99%	91%
Bent Tree Apartments	Columbia, SC	232	213	92%	80%
Clear Lake Colony Apartments	West Palm Beach, FL	316	290	92%	87%
Fairmont Oaks Apartments	Gainsville, FL	178	163	92%	86%
Iona Lakes Apartments	Ft. Myers, FL	350	323	92%	82%
Lake Forest Apartments	Daytona Beach, FL	240	208	87%	82%
Northwoods Lake Apartments	Duluth, GA	492	433	88%	68%
Woodbridge Apts. of Bloomington III	Bloomington, IN	280	213	76%	92%
Woodbridge Apts. of Louisville II	Louisville, KY	190	175	92%	90%
		2,572	2,302	90%	82%

(1)   Economic occupancy is presented for the six months ended June 30, 2004, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property.  This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units.

The Partnership’s maximum exposure to loss from these VIEs is represented by the tax-exempt mortgage revenue bonds owned by the Partnership and taxable loans made by the Partnership to the properties. The following tables provide information regarding the tax-exempt mortgage revenue bonds and the taxable loans which have been eliminated in the consolidation of the VIEs.

Description of Tax-Exempt Mortgage Revenue Bonds

Property Name	Location	Maturity Date	Base Interest Rate	Principal Outstanding at June 30, 2004	Principal Outstanding at Dec. 31, 2003
Ashley Pointe at Eagle Crest	Evansville, IN	12/1/2027	7.0%	$6,700,000	$6,700,000
Ashley Square	Des Moines, IA	12/1/2025	7.5%	6,500,000	6,500,000
Bent Tree Apartments	Columbia, SC	12/15/2030	7.1%	11,130,000	11,130,000
Clear Lake Colony Apartments	West Palm Beach, FL	6/15/2030	6.9%	16,000,000	16,000,000
Fairmont Oaks Apartments	Gainsville, FL	4/1/2033	6.2%	7,970,000	7,995,000
Iona Lakes Apartments	Ft. Myers, FL	4/1/2030	6.9%	16,780,000	16,835,000
Lake Forest Apartments	Daytona Beach, FL	12/1/2011	6.9%	10,480,000	10,510,000
Northwoods Lake Apartments	Duluth, GA(1)	6/1/2034	5.0%	6,150,000	25,250,000
Woodbridge Apts. of Bloomington III	Bloomington, IN	12/1/2027	7.5%	12,600,000	12,600,000
Woodbridge Apts. of Louisville II	Louisville, KY	12/1/2027	7.5%	8,976,000	8,976,000
				$103,286,000	$122,496,000

(1) The Partnership sold its $19.1 million investment in tax-exempt mortgage revenue bonds on Northwoods Lake Apartments in June 2004.

Description of Taxable Loans

	June 30, 2004
	Interest Rate	Original Amount	Allowance	Carrying Value

Northwoods Lake Apartments	6.50%	$6,698,751	$(1,960,000)	$4,738,751
Fairmont Oaks Apartments	6.50%	1,218,119	—	1,218,119
		$7,916,870	$(1,960,000)	$5,956,870

The fair market value (“FMV”) of the tax-exempt mortgage revenue bonds eliminated in the consolidation of the VIEs as of June 30, 2004 are as follows:

	June 30, 2004
	Cost	Unrealized Gain	Unrealized Losses	FMV

Ashley Pointe at Eagle Crest	$6,700,000	$—	$(404,835)	$6,295,165
Ashley Square	6,500,000	—	(34,298)	6,465,702
Bent Tree Apartments	11,130,000	—	—	11,130,000
Clear Lake Colony Apartments	16,000,000	—	(1,096,782)	14,903,218
Fairmont Oaks Apartments	7,970,000	—	—	7,970,000
Iona Lakes Apartments	16,780,000	—	(491,150)	16,288,850
Lake Forest Apartments	10,480,000	—	(63,876)	10,416,124
Northwoods Lake Apartments	6,150,000	—	—	6,150,000
Woodbridge Apts. of Bloomington III	12,600,000	153,799	—	12,753,799
Woodbridge Apts. of Louisville II	8,976,000	—	(97,641)	8,878,359

	$103,286,000	$153,799	$(2,188,582)	$101,251,217

The following details the consolidation of the VIEs as of June 30, 2004 and for the three and six months ended June 30, 2004 and the impact on the Partnership’s stand-alone financial statements:

As of June 30, 2004:

	Partnership	VIEs	Eliminations		Consolidated
Assets
Cash and cash equivalents
Unrestricted	$3,948,278	$213,874	$—		$4,162,152
Restricted	203,000	3,222,311	—		3,425,311
Interest receivable	1,136,654	—	(843,971	)(3)(4)	292,683
Investments in tax-exempt mortgage revenue bonds	115,456,348	—	(101,251,217	)(1)	14,205,131
Investments in other tax-exempt bonds	3,881,305	—	—		3,881,305
Taxable loans, net	5,956,870	—	(5,956,870	)(2)	—
Investments in real estate, net	—	91,607,140	—		91,607,140
Other assets	2,717,067	2,350,427	(2,820,707	)(1)	2,246,787
Total assets	$133,299,522	$97,393,752	$(110,872,765)		$119,820,509

Liabilities and Partners’ Capital
Liabilities
Accounts payable, accrued expenses and other liabilities	$304,905	$6,260,278	$(603,828)		$5,961,355
Distribution payable	1,341,536	—	—		1,341,536
Interest payable on notes payable by VIEs to Partnership	—	65,996	(65,996	)(4)	—
Interest payable on bonds payable	—	796,582	(777,975	)(3)	18,607
Notes payable by VIEs to Partnership	—	8,046,870	(8,046,870	)(2)	—
Bonds payable	—	122,386,000	(103,286,000	)(1)	19,100,000
Debt financing	62,330,000	—	—		62,330,000
Total liabilities	63,976,441	137,555,726	(112,780,669)		88,751,498

Partners’ Capital
General Partner	(18,764)	—	34,989	(2)	16,225
Beneficial Unit Certificate holders	69,341,845	—	3,463,937	(1)(2)	72,805,782
Unallocated deficit of variable interest entities	—	(40,161,974)	(1,591,022)		(41,752,996)
Total partners’ capital	69,323,081	(40,161,974)	1,907,904		31,069,011
Total liabilities and partners’ capital	$133,299,522	$97,393,752	$(110,872,765)		$119,820,509

(1)  Elimination of investment in tax-exempt mortgage revenue bonds and related bonds payable and related deferred financing costs.

(2)  Elimination of taxable loans between the Partnership and the VIEs with related loan loss provision, related notes payable and advances.

(3)  Elimination of interest receivable related to tax-exempt mortgage revenue bonds and related bonds payable along with offsetting interest payable.

(4)  Elimination of interest receivable related to taxable loans.

For the three months ended June 30, 2004:

	Partnership	VIEs	Eliminations		Consolidated
Income
Rental income	$—	$4,865,789	$—		$4,865,789
Real estate operating expenses	—	(2,906,482)	20,533	(2)	(2,885,949)
Depreciation expense	—	(1,027,607)	—		(1,027,607)
Income from rental operations	—	931,700	20,533		952,233

Other income
Mortgage revenue bond investment income	2,302,462	—	(2,081,177	)(1)	221,285
Other bond investment income	80,437	—	—		80,437
Other interest income	34,208	5,144	(20,533	)(2)	18,819
	2,417,107	5,144	(2,101,710)		320,541
Other expenses
Interest expense	(48,648)	2,099,784	(2,081,177	)(1)	(30,041)
Amortization expense	167,358	35,666	(44,358)		158,666
General and administrative expenses	360,486	—	—		360,486
	479,196	2,135,450	(2,125,535)		489,111

Net income (loss)	1,937,911	(1,198,606)	44,358		783,663

Other comprehensive income (loss)
Net unrealized holding gains (loss) on securities arising during the period	(6,857,804)	—	6,289,480		(568,324)
	(6,857,804)	—	6,289,480		(568,324)
Comprehensive income (loss)	$(4,919,893)	$(1,198,606)	$6,333,838		$215,339

(1)  Elimination of interest income related to investment in tax-exempt mortgage revenue bonds and interest expense related to bonds payable.

(2)  Elimination of interest income related to taxable loans.

For the six months ended June 30, 2004:

	Partnership	VIEs	Eliminations		Consolidated
Income
Rental income	$—	$9,696,751	$—		$9,696,751
Real estate operating expenses	—	(5,617,729)	40,738	(2)	(5,576,991)
Depreciation expense	—	(2,063,018)	—		(2,063,018)
Income from rental operations	—	2,016,004	40,738		2,056,742

Other income
Mortgage revenue bond investment income	4,654,918	—	(4,253,633	)(1)	401,285
Other bond investment income	160,875	—	—		160,875
Other interest income	73,650	6,932	(40,738	)(2)	39,844
	4,889,443	6,932	(4,294,371)		602,004
Expenses
Interest expense	721,834	4,298,490	(4,253,633	)(1)	766,691
Amortization expense	175,725	53,549	(63,251)		166,023
General and administrative expenses	677,037	—	—		677,037
	1,574,596	4,352,039	(4,316,884)		1,609,751

Net income before cumulative effect of a change in accounting principle	3,314,847	(2,329,103)	63,251		1,048,995

Cumulative effect of accounting change	—	(37,835,321)	(187,680)		(38,023,001)

Net income (loss)	3,314,847	(40,164,424)	(124,429)		(36,974,006)

Other comprehensive income (loss)
Cumulative effect of a change in accounting principle	—	—	(5,855,299)		(5,855,299)
Net unrealized holding gains (loss) on securities arising during the period	(8,640,188)	—	7,890,082		(750,106)
	(8,640,188)	—	2,034,783		(6,605,405)
Comprehensive income (loss)	$(5,325,341)	$(40,164,424)	$1,910,354		$(43,579,411)

(1)  Elimination of interest income related to investment in tax-exempt mortgage revenue bonds and interest expense related to bonds payable.

(2)  Elimination of interest income related to taxable loans.

The Partnership does not presently believe that the consolidation of VIEs for reporting under GAAP will impact the Partnership’s tax status, amounts reported to BUC holders on IRS Form K-1, the Partnership’s ability to distribute tax-exempt income to BUC holders, the current level of quarterly distributions or the tax-exempt status of the underlying properties.

9.  Segment Reporting

The Partnership defines each of the multifamily apartment properties consolidated under FIN 46R as an individual operating segment. It has determined that all multifamily apartment properties have similar economic characteristics and meet the other criteria which permit the multifamily apartment properties to be aggregated into one reportable operating segment of multifamily apartment properties. Prior to the application of FIN 46R as of January 1, 2004, the Partnership had a single reportable segment which consisted of the investments in tax-exempt mortgage revenue bonds.

The revenues, net income (loss), net operating income and total assets for the Company’s reportable segment as of or for the three and six month periods ended June 30, 2004 are summarized as follows:

	For the Three Months Ended June 30, 2004	For the Six Months Ended June 30, 2004
Multifamily real estate segment revenues	$4,865,789	$9,696,751

Net operating income from multifamily real estate segment	$2,420,306	$4,872,010

Reconciling items:
Depreciation	(1,027,607)	(2,063,018)
Amortization	(35,666)	(53,549)
Interest Expense	(2,099,783)	(4,298,489)
Other expenses	(426,492)	(742,662)
Net loss from multifamily real estate segment	$(1,169,242)	$(2,285,708)

Reconciling items:
Other income	2,417,107	4,889,443
Other expenses	(479,196)	(1,574,596)
Cumulative effect of a change in accounting principle	—	(38,023,001)
Consolidation elimination entries	14,994	19,856
Net income (loss)	$783,663	$(36,974,006)

June 30,2004
Multifamily real estate segment assets	$95,802,730

Reconciling items:
Cash and cash equivalents	4,151,278
Interest receivable	292,683
Investments in tax-exempt mortgage revenue bonds	14,205,131
Investments in other tax-exempt bonds	3,881,305
Other assets	1,487,382
Consolidated assets	$119,820,509

The Company does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of the Company’s consolidated revenues.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report (including, but not limited to, the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements that reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, the Partnership’s performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Partnership and the investments it has made constitute forward-looking statements. BUC holders and others should understand that these forward-looking statements are subject to numerous risks and uncertainties and a number of factors could affect the future results of the Partnership and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. These factors include general economic and business conditions such as the availability and credit worthiness of prospective tenants, lease rents, operating expenses, the terms and availability of financing for properties financed by the tax-exempt mortgage revenue bonds owned by the Partnership, adverse changes in the real estate markets from governmental or legislative forces, lack of availability and credit worthiness of counter parties to finance future acquisitions and interest rate fluctuations.

Critical Accounting Policies

The Partnership’s critical accounting policies are the same as those described in the Partnership’s Annual Report on Form 10-K as of and for the year ended December 31, 2003 with the addition of the following:

Variable interest entities (VIEs)

When the Partnership invests in a tax-exempt mortgage revenue bond which is collateralized by the underlying multifamily property, the Partnership will evaluate the entity which issued the tax-exempt mortgage revenue bond to determine if it is a VIE as defined by FIN 46R. If it is determined that the entity is a VIE, the Partnership will then evaluate if it is the primary beneficiary of such VIE. If the Partnership determines itself to be the primary beneficiary of the VIE, then the financial results of the related multi-family property will be consolidated in the Partnership’s financial statements. As a result of such consolidation, the tax-exempt or taxable debt financing provided by the Partnership to such consolidated VIE will be eliminated as part of the consolidation process. However, the Partnership will continue to receive interest and principal payments on such debt and these payments will retain their characterization as tax-exempt or taxable, as the case may be.

General

The Partnership was formed for the primary purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. The Partnership’s business objectives are to: (i) preserve and protect its capital; (ii) provide regular cash distributions to BUC holders; and, (iii) provide a potential for an enhanced federally tax-exempt yield as a result of a participation interest in the net cash flow and net capital appreciation of the underlying real estate properties financed by the tax-exempt mortgage revenue bonds.

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

The Partnership’s primary assets are its tax-exempt mortgage revenue bonds, which provide permanent financing for eleven multifamily housing properties. A description of the multifamily housing properties collateralizing the tax-exempt mortgage revenue bonds owned by the Partnership as of June 30, 2004 is as follows:

Property Name	Location	Number of Units	Number of Units Occupied	Percentage of Units Occupied	Economic Occupancy (1)
Ashley Point at Eagle Crest	Evansville, IN	150	142	95%	88%
Ashley Square	Des Moines, IA	144	142	99%	91%
Bent Tree Apartments	Columbia, SC	232	213	92%	80%
Chandler Creek Apartments	Round Rock, TX	216	187	87%	58%
Clear Lake Colony Apartments	West Palm Beach, FL	316	290	92%	87%
Fairmont Oaks Apartments	Gainsville, FL	178	163	92%	86%
Iona Lakes Apartments	Ft. Myers, FL	350	323	92%	82%
Lake Forest Apartments	Daytona Beach, FL	240	208	87%	82%
Northwoods Lake Apartments	Duluth, GA	492	433	88%	68%
Woodbridge Apts. of Bloomington III	Bloomington, IN	280	213	76%	92%
Woodbridge Apts. of Louisville II	Louisville, KY	190	175	92%	90%
		2,788	2,489	89%	80%

(1)   Economic occupancy is presented for the six months ended June 30, 2004, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property.  This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units.

Beginning with the first quarter of 2004, the consolidation of VIEs under FIN 46R changed the presentation of financial information in the Partnership’s financial statements, but did not change the Partnership’s primary purpose, business objectives or the primary assets the Partnership holds to meet its purpose and objectives. As a result of FIN46R, the Partnership’s financial statements now present consolidated financial information of the underlying properties owned by the VIEs as compared to the interest income generated from the tax-exempt mortgage bonds and taxable mortgage loans made by the Partnership to finance these properties.

Executive Summary

The multifamily housing industry is experiencing soft market conditions which are attributable to three factors: (i) recessionary conditions in certain markets; (ii) over-building of apartment properties; and (iii) record levels of single family home purchases largely due to record low mortgage interest rates. These factors have reduced the availability and increased the competition for creditworthy tenants, which in turn reduces effective rents in the form of concessions and increases operating costs such as leasing incentives. As of June 30, 2004, all of the Partnership’s tax-exempt mortgage revenue bonds were paying their full amount of base interest; however, soft market conditions that result in a decline in net rental revenues from the Partnership’s collateral of multifamily properties may negatively impact future interest income. At certain properties the decline in net rental income may last for an extended period. As a result, the Partnership has the ability and may restructure the terms of the related tax-exempt mortgage revenue bond to reduce the base interest rate.

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

As of June 30, 2004, the terms of $25,250,000 of tax-exempt mortgage revenue bonds, for which the Partnership holds an investment in, were restructured to reduce the base interest rate from 7.5% to 5.0% and create two separate issue series, Series A for $19,100,000 and Series B for $6,150,000. The Partnership subsequently sold $19,100,000 (Series A) of its investment in the tax-exempt mortgage revenue bonds and used a portion of the proceeds to repay $14,000,000 in debt financing. The $19,100,000 in bonds payable included in the consolidated balance sheet at June 30, 2004 is an obligation of a consolidated VIE which owns the property securing the bonds. The Partnership’s investment in the Series B bonds for $6,150,000 and the VIEs related bonds payable eliminate in consolidation.  The bonds mature in June 2034.

In April 2004, the Partnership converted $2,823,248 of the taxable loan to Clarkson College into tax-exempt mortgage revenue bonds issued on April 1, 2004. The Partnership funded an additional $1,796,752 during the quarter ended June 30, 2004 for the project which is currently under construction and is expected to be completed in 2004. Currently the Partnership holds $4,620,000 of these bonds and expects to purchase the remaining amount of the anticipated $6.2 million in tax-exempt bonds to be issued on this project.

The following is a summary of significant items or events that have had or could have an effect on the Partnership’s financial position, results of operations, and liquidity:

•      The VIEs for which the Partnership is the primary beneficiary have been consolidated into the Partnership’s financial results effective January 1, 2004.

•      Physical occupancy at the Partnership’s properties decreased from 92% as of December 31, 2003 to 89% as of June 30, 2004 while average economic occupancy decreased from 83% for the year ended December 31, 2003 to 80% for the six months ended June 30, 2004.

•      Additional funding in the amount of $4.6 million was advanced on the Clarkson student housing project in the form of other tax-exempt revenue bonds.

•      The Partnership’s net income, basic and diluted, per BUC increased to $0.48 for the six months ended June 30, 2004 from $0.25 for the six months ended June 30, 2003. The majority of the net increase consists of an increase of $1,960,000 resulting from the elimination, due to effects of consolidation resulting from the implementation FIN 46R, of a previously recorded loan loss reserve. The elimination of the loan loss reserve is included in the cumulative effect of change in accounting principle recorded for the six months ended June 30, 2004.

Results of Operations

The following discussion of the Partnership’s results of operations for the three and six month periods ended June 30, 2004 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Partnership’s Annual Report on Form 10-K as of and for the year ended December 31, 2003.

During the second quarter of 2004, the Partnership discovered a bookkeeping error in the consolidation of VIEs related to the implementation of FIN46R.  In the consolidation, tax-exempt mortgage revenue bonds of the VIEs owned by the Partnership are eliminated.  Certain deferred financing costs related to the eliminated debt were not identified and thus were not eliminated in the initial implementation of FIN46R as of January 1, 2004.  As a result, the financial results as of and for the three month period ended March 31, 2004, are being restated.  The previously reported amounts and the restated amounts for the first quarter of 2004 are as follows:

	As of March 31, 2004
	As Previously Reported	Restated
	(Unaudited)
Balance Sheets:
Assets:
Other assets	$3,599,490	$1,470,703
Total assets	$118,208,572	$116,079,785
Partners’ Capital:
Unallocated deficit of variable interest entities	$(38,965,818)	$(41,094,605)
Total Partners’ Capital	$34,323,995	$32,195,208
Total Liabilities and Partners’ Capital	$118,208,572	$116,079,785

	For the three months ended March 31, 2004
	As Previously Reported	Restated
	(Unaudited)
Statements of Operations and Comprehensive Income:
Amortization expense	$26,250	$7,357
Cumulative effect of a change in accounting principle	$(35,875,321)	$(38,023,001)
Net income (loss)	$(35,628,882)	$(37,757,669)
Comprehensive income (loss)	$(41,665,963)	$(43,794,750)

Net income (loss) allocated to:
Unallocated deficit of variable interest entities	$(38,965,818)	$(41,094,605)

The Partnership intends to file an amended Form 10-Q for the first quarter ended March 31, 2004.

Consolidated Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003 (Consolidated)

Change in Results of Operations

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003	Dollar Change	Percentage Change
Income
Rental income	$4,865,789	$—	$4,865,789	100%
Real estate operating expenses	(2,885,949)	—	(2,885,949)	100%
Depreciation expense	(1,027,607)	—	(1,027,607)	100%
Income from rental operations	952,233	—	952,233	100%

Other income
Mortgage revenue bond investment income	221,285	2,200,847	(1,979,562)	-90%
Other bond investment income	80,437	80,437	—	0%
Other interest income	18,819	29,974	(11,155)	-37%
	320,541	2,311,258	(1,990,717)	-86%
Other expenses
Interest expense	(30,041)	861,419	(891,460)	-103%
Amortization expense	158,666	12,380	146,286	1182%
General and administrative expenses	360,486	301,168	59,318	20%
	489,111	1,174,967	(685,856)	-58%

Net income	$783,663	$1,136,291	$(352,628)	-31%

Rental income.  Rental income in the current period is the result of consolidating the VIEs. No rental income was recorded in 2003 since the Partnership did not report the VIEs’ financial results on a consolidated basis in 2003. The rental income recognized in 2004 is reflective of current physical occupancy of 90% and economic occupancy of 82% for the three months ended June 30, 2004. The rental income reported by the Partnership for the quarter ended June 30, 2004 increased slightly compared to the quarter ended March 31, 2004. The Partnership expects both physical and economic occupancy to increase slightly during 2004 if mortgage interest rates continue to increase which in turn should cause rental income to increase.

Real estate operating expenses.  Real estate operating expenses in the current period are the result of consolidating the VIEs. Real estate operating expenses are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction of operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate.

Depreciation expense.  Depreciation expense in the current period is the result of consolidating the financial results of VIEs. This expense remained fairly consistent from quarter to quarter in 2004 and is expected to remain constant for the remainder of the year because no significant capital expenditures are planned for the real estate properties owned by the consolidated VIEs.

Mortgage revenue bond investment income.  The decrease in mortgage revenue bond investment income from 2003 to 2004 is due almost entirely to the elimination of the interest income payments received by the Partnership from the VIEs as a result of consolidation. This income relates directly to the tax-exempt mortgage revenue bond expense of the underlying properties which are owned by the VIEs.  This decrease was offset by an increase in tax-exempt interest income due to the acquisition of the Clarkson College bonds in April of 2004

Interest expense.  Interest expense on the Partnership’s debt financing decreased primarily due to the mark to market adjustment recorded for the interest rate caps which is a component of interest expense. The mark to market adjustment recorded in the second quarter of 2004 was a gain of $405,076 compared to a loss of $332,814 for the same period in 2003.  The mark to market value may change significantly from quarter to quarter and impact the net income but not the actual cash flows. The interest expense, excluding the mark to market adjustment remained relatively constant for the quarter ended June 30, 2004 compared to the quarter ended March 31, 2004. The Partnership’s average effective interest rate on its debt financing was 1.99% for the three months ended June 30, 2004 compared to 2.01 % for the three months ended June 30, 2003.

Amortization expenses.  Amortization expenses increased primarily due to the bond and debt financing costs expensed for the quarter ended June 30, 2004 on the restructure of the Northwood Lakes bonds.

General and administrative expenses.  General and administrative expenses increased due primarily to an increase in salaries and related expenses and higher administrative fees paid to the General Partner resulting from the acquisition of additional tax-exempt investments by the Partnership in accordance with its investment strategy.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003 (Consolidated)

Change in Results of Operations

	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003	Dollar Change	Percentage Change
Income
Rental income	$9,696,751	$—	$9,696,751	100%
Real estate operating expenses	(5,576,991)	—	(5,576,991)	100%
Depreciation expense	(2,063,018)	—	(2,063,018)	100%
Income from rental operations	2,056,742	—	2,056,742	100%

Other income
Mortgage revenue bond investment income	401,285	4,338,109	(3,936,824)	-91%
Other bond investment income	160,875	160,875	—	0%
Other interest income	39,844	59,166	(19,322)	-33%
	602,004	4,558,150	(3,956,146)	-87%
Other expenses
Interest expense	766,691	1,412,160	(645,469)	-46%
Amortization expense	166,023	23,393	142,630	610%
General and administrative expenses	677,037	585,140	91,897	16%
	1,609,751	2,020,693	(410,942)	-20%

Net income before cumulative effect of a change in accounting principle	1,048,995	2,537,457	(1,488,462)	-59%

Cumulative effect of a change in accounting principle	(38,023,001)	—	(38,023,001)	-100%

Net income (loss)	$(36,974,006)	$2,537,457	$(39,511,463)	-1557%

Rental income.  Rental income in the current period is the result of consolidating the VIEs. No rental income was recorded in 2003 since the Partnership did not report the VIEs' financial results on a consolidated basis in 2003.  The rental income recognized is reflective of current physical occupancy of 90% and economic occupancy of 82% for the six months ended June 30, 2004. The Partnership expects both physical and economic occupancy to increase slightly during 2004 which in turn should cause rental income to increase.

Real estate operating expenses.  Real estate operating expenses in the current period are the result of consolidating the VIEs. Real estate operating expenses are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction of operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate.

Depreciation expense.  Depreciation expense in the current period is the result of consolidating the financial results of VIEs. This expense remained fairly consistent from quarter to quarter in 2004 and is expected to remain constant for the remainder of the year because no significant capital expenditures are planned for the real estate properties owned by the consolidated VIEs.

Mortgage revenue bond investment income.  The decrease in mortgage revenue bond investment income from 2003 to 2004 is due almost entirely to the elimination of the interest income payments received by the Partnership from the VIEs as a result of consolidation. This income relates directly to the tax-exempt mortgage revenue bond expense of the underlying properties which are owned by the VIEs.  This decrease was offset by an increase in tax-exempt interest income due to the acquisition of the Clarkson College bonds in April of 2004

Interest expense.  Interest expense on the Partnership’s debt financing decreased primarily due to the mark to market adjustment recorded for the interest rate caps which is a component of interest expense. The mark to market adjustment recorded for the six months ended June 30, 2004 was a loss of $30,249 compared to a loss of $783,989 for the same period in 2003.  The mark to market value may change significantly from quarter to quarter and impact the net income but not the actual cash flows. The interest expense, excluding the mark to market adjustment increased for the six months ended June 30, 2004 compared to the same period in 2003 due to (i) an increase of approximately $66,000 in interest expense attributable to the additional $9.0 million of debt financing, and (ii) an increase of approximately $38,000 attributable to the debt financing completed in April 2003.

Amortization expenses.  Amortization expenses increased primarily due to the bond and debt financing costs expensed for the six months ended June 30, 2004 on the restructure of the Northwood Lakes bonds.

General and administrative expenses.  General and administrative expenses increased due primarily to an increase in salaries and related expenses and higher administrative fees paid to the General Partner resulting from the acquisition of additional tax-exempt investments by the Partnership in accordance with its investment strategy.

Partnership Only Results of Operations

The following discussion analyzes the results of operations for the Partnership activities. These results are prior to the consolidation of VIEs.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003 (Partnership Only)

Changes in Results of Operations

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003	Dollar Change	Percentage Change
Income
Mortgage revenue bond investment income	$2,302,462	$2,200,847	$101,615	5%
Other bond investment income	80,437	80,437	—	0%
Other interest income	34,208	29,974	4,234	14%
	2,417,107	2,311,258	105,849	5%
Expenses
Interest expense	(48,648)	861,419	(910,067)	-106%
Amortization expense	167,358	12,380	154,978	1252%
General and administrative expenses	360,486	301,168	59,318	20%
	479,196	1,174,967	(695,771)	-59%

Net income	$1,937,911	$1,136,291	$801,620	71%

Mortgage revenue bond investment income.  Mortgage revenue bond investment income increased due to:  (i) interest earned from the acquisition of Chandler Creek tax-exempt mortgage revenue bonds in December 2003; (ii) interest earned on the acquisition of the Clarkson College tax-exempt bonds issued in April 2004, (iii) an increase in past due interest received from Woodbridge at Louisville, offset by (iv) a decrease in interest earned on $19.1 million of the Northwoods Lake Apartments tax-exempt mortgage revenue bonds sold in June 2004. The Partnership earned all of its base interest due in the second quarter of 2004 on all of its tax-exempt mortgage revenue bonds held as of June 30, 2004.

Other bond investment income.  Other bond investment income represents income earned on the Partnership’s other tax-exempt bonds. The other bond investment income remained constant.

Other interest income.  Other interest income represents income earned on the Partnership’s taxable loans and cash and cash equivalents. The increase is primarily due to the interest earned on the taxable loan for Clarkson College prior to being converted to tax-exempt bonds in April 2004, offset by a decrease in interest income on cash and cash equivalents due to a decrease in the average cash balance and lower interest rates earned on cash and cash equivalents.

Interest expense.  Interest expense on the Partnership’s debt financing decreased primarily due to the mark to market adjustment recorded for the interest rate caps which is a component of interest expense. The mark to market adjustment recorded in the second quarter of 2004 was a gain of $405,076 compared to a loss of $332,814 for the same period in 2003. The mark to market value may change significantly from quarter to quarter and impact the net income but not the actual cash flows. The interest expense, excluding the mark to market gain remained relatively constant for the quarter ended June 30, 2004 compared to the quarter ended March 31, 2004. The Partnership’s average effective interest rate on its debt financing was 1.99% for the three months ended June 30, 2004 compared to 2.01 % for the three months ended June 30, 2003.

Amortization expenses.  Amortization expenses increased primarily due to the bond and debt financing costs expensed for the three months ended June 30, 2004 on the restructure of the Northwood Lakes bonds.

General and administrative expenses.  General and administrative expenses increased due primarily to an increase in salaries and related expenses and higher administrative fees paid to the General Partner resulting from the acquisition of additional tax-exempt investments by the Partnership in accordance with its investment strategy.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003 (Partnership Only)

Changes in Results of Operations

	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003	Dollar Change	Percentage Change
Income
Mortgage revenue bond investment income	$4,654,918	$4,338,109	$316,809	7%
Other bond investment income	160,875	160,875	—	0%
Other interest income	73,650	59,166	14,484	24%
	4,889,443	4,558,150	331,293	7%
Expenses
Interest expense	721,834	1,412,160	(690,326)	-49%
Amortization expense	175,725	23,393	152,332	651%
General and administrative expenses	677,037	585,140	91,897	16%
	1,574,596	2,020,693	(446,097)	-22%

Net income	$3,314,847	$2,537,457	$777,390	31%

Mortgage revenue bond investment income.  Mortgage revenue bond investment income increased due to:  (i) interest earned on the Chandler Creek Apartments bond which was acquired in December 2003, (ii) an increase in interest earned on Fairmont Oaks Apartments tax-exempt mortgage revenue bonds acquired in April 2003, and (iii) interest earned on the acquisition of the Clarkson College tax-exempt bonds issued in April 2004, offset by (iv) a decrease in interest earned on $19.1 million of the Northwoods Lake Apartments tax-exempt mortgage revenue bonds sold in June 2004 and, (v) a decrease in past-due base interest earned. The Partnership earned all of its base interest due in the second quarter of 2004 on all of its tax-exempt mortgage revenue bonds held as of June 30, 2004.

Other bond investment income.  Other bond investment income represents income earned on the Partnership’s other tax-exempt bonds. The other bond investment income remained constant.

Other interest income.  Other interest income represents income earned on the Partnership’s taxable loans and cash and cash equivalents. The increase is primarily due to interest earned on the taxable loan for Clarkson College converted to tax-exempt bonds in April 2004 offset by a decrease in interest income on cash and cash equivalents due to a decrease in the average cash balance and lower interest rates earned on its cash and cash equivalents.

Interest expense.  Interest expense on the Partnership’s debt financing decreased primarily due to the mark to market adjustment recorded for the interest rate caps which is a component of interest expense. The mark to market adjustment recorded for the six months ended June 30, 2004 was a loss of $30,249 compared to a loss of $783,989 for the same period in 2003.  The mark to market value may change significantly from quarter to quarter and impact the net income but not the actual cash flows. The interest expense, excluding the mark to market adjustment increased for the six months ended June 30, 2004 compared to the same period in 2003 due to (i) an increase of approximately $66,000 in interest expense attributable to the additional $9.0 million of debt financing, and (ii) an increase of approximately $38,000 attributable to the debt financing completed in April 2003.

Amortization expenses.  Amortization expenses increased primarily due to the bond and debt financing costs expensed on the restructure of the Northwood Lakes bonds.

General and administrative expenses.  General and administrative expenses increased due primarily to an increase in salaries and related expenses and higher administrative fees paid to the General Partner resulting from the acquisition of additional tax-exempt investments by the Partnership in accordance with its investment strategy.

Cash Available for Distribution (“CAD”)

To calculate CAD, amortization expense related to debt financing costs and bond issuance costs, interest rate cap expense, provision for loan losses, realized losses on investments and net income (loss) from VIEs are added back to the Partnership’s net income as computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Partnership uses CAD as a supplemental measurement of its ability to pay distributions.

There is no generally accepted methodology for computing CAD, and the Partnership’s computation of CAD may not be comparable to CAD reported by other companies.

Although the Partnership considers CAD to be a useful measure of its operating performance, CAD should not be considered as an alternative to net income (loss) or net cash flows from operating activities which are calculated in accordance with GAAP.

The following sets forth a reconciliation of the Partnership’s net income (loss) as determined in accordance with GAAP and its CAD for the periods set forth.

	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003
Net income (loss)	$(36,974,006)	$2,537,457
Net loss from VIEs	2,329,103	—
Cumulative effect of change in accounting principle	38,023,001	—
Net income before impact of VIE consolidation	3,378,098	2,537,457
Interest rate cap expense	30,249	783,989
Amortization expense	166,023	23,393
CAD	$3,574,370	$3,344,839

Liquidity and Capital Resources

Tax-exempt interest earned on the tax-exempt mortgage revenue bonds represents the Partnership’s principal source of cash flow. Tax-exempt interest is primarily comprised of base interest on the mortgage revenue bonds. The Partnership will also receive from time to time contingent interest on the mortgage revenue bonds. Contingent interest is only paid when the underlying properties generate excess cash flow, therefore, cash in-flows are fairly fixed in nature and increase only when the underlying properties have strong economic performances and when the Partnership acquires additional tax-exempt mortgage revenue bonds.

The Partnership’s principal uses of cash are the payment of distributions to BUC holders, interest on debt financing and general and administrative expenses. The Partnership also uses cash to acquire additional investments. Distributions to BUC holders may increase or decrease at the determination of the General Partner. The Partnership is currently paying distributions of $0.54 per BUC per year. The General Partner determines the amount of the distributions based upon the projected future cash flows of the Partnership. Future distributions to BUC holders will depend upon the amount of base and contingent interest received on the tax-exempt mortgage revenue bonds and other investments, the effective interest rate on the Partnership’s variable-rate debt financing, and the amount of the Partnership’s undistributed cash.

The Partnership believes that cash provided by net interest income from its tax-exempt mortgage revenue bonds and other investments, supplemented, if necessary, by withdrawals from its reserve, will be adequate to meet its projected short-term and long-term liquidity requirements, including the payment of expenses, interest and distributions to BUC holders.

The VIEs’ primary source of cash is cash generated by its real estate investments. Cash generated by the multifamily apartment properties is a function of the net cash flow of the underlying properties. The amount of operating cash generated by the VIEs is substantially dependent on the net rental revenues generated by the properties. Net rental revenues from a multifamily apartment property depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors, such as: local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

The VIEs’ primary uses of cash are: (i) the payment of operating expenses; and (ii) the payment of debt service on the VIEs’ bonds and mortgage notes payable.

Cash provided by the operating activities for the six months ended June 30, 2004 increased $307,914 compared to the same period a year earlier mainly due to timing differences in the payment of accounts payable and accrued expenses partially offset by an increase of interest receivable from the acquisition of tax-exempt mortgage revenue bonds. Cash used in investing activities decreased $4,284,915 for the six months ended June 30, 2004 compared to the same period in 2003 due to no acquisitions of tax-exempt mortgage revenue bonds revenue bonds in the current period compared to $8 million of acquisitions in the same period in 2003.  This was offset by advances for the Clarkson College taxable loan of $2.2 million in the current period and advances of $1.8 million on the Clarkson College tax-exempt bond after initial conversion of the taxable loan to a tax-exempt bond in April 2004. Cash provided by financing activities decreased $3,580,603 for the six months ended June 30, 2004 compared to the same period in 2003 primarily due to the principal payments made on short and long term debt financing in June 2004.

The following table sets forth information relating to cash distributions paid per BUC holder for the periods shown:

	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003

Cash Distributions	$0.2700	$0.2700

Contractual Obligations

The Partnership repaid $14 million in debt financing with the proceeds from the sale of $19.1 million of the Northwoods Lake Apartments tax-exempt mortgage revenue bonds in June of 2004.

The Partnership has the following contractual obligation as of June 30, 2004:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bonds Payable	$19,100,000	$95,000	$925,000	$690,000	$17,390,000
Debt financing	$62,330,000	$—	$—	$7,970,000	$54,360,000

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership’s primary market risk exposures are interest rate risk and credit risk. The Partnership’s exposure to market risks relates primarily to its investments in tax-exempt mortgage revenue bonds and its debt financing.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Partnership’s control. The nature of the Partnership’s investment in the tax-exempt mortgage revenue bonds and the debt financing used to finance these investments exposes the Partnership to financial risk due to fluctuations in market interest rates. The tax-exempt mortgage revenue bonds bear base interest at fixed rates and may additionally pay contingent interest which fluctuates based upon the cash flows of the underlying property.

As of June 30, 2004, the Partnership had total debt financing outstanding of $62,330,000. The weighted average interest rate of the variable-rate financing was 1.87%, including fees, for the six months ended June 30, 2004.

The stated maturity dates of the Partnership’s debt financing are as follows:

Stated Maturity	Amount
2004	$—
2005	—
2006	—
2007	7,970,000
2008	—
2009 and thereafter	54,360,000
$62,330,000

The Partnership is managing its interest rate risk on its debt financing by entering into interest rate cap agreements that cap the amount of interest expense it could pay on its floating rate debt financing as follows:

Date Purchased	Principal of Debt Financing	Effective Capped Rate		Maturity Date	Purchase Price	Counterparty

July 1, 2002	$20,000,000	3.90%		July 1, 2006	$489,000	Bear Stearns Financial Products Inc.

November 1, 2002	$10,000,000	3.90	%(1)	November 1, 2007	$250,000	Bank of America

February 1, 2003	$15,000,000	4.40	%(2)	January 1, 2010	$608,000	Bank of America

(1)     The counterparty has the right to convert the cap into a fixed rate swap with an effective fixed interest rate to the Partnership of 3.50%.

(2)     The counterparty has the right to convert the cap into a fixed rate swap with an effective fixed interest rate to the Partnership of 3.85%.

Credit Risk

The Partnership’s primary credit risk is the risk of default on its portfolio of tax-exempt mortgage revenue bonds and taxable loans collateralized by the multifamily properties. The tax-exempt mortgage revenue bonds are not direct obligations of the governmental authorities that issued the bonds and are not guaranteed by such authorities or any insurer or other party. In addition, the tax-exempt mortgage revenue bonds and the associated taxable loans are non-recourse obligations of the property owner. As a result, the sole source of principal and interest payments (including both base and contingent interest) on the tax-exempt mortgage revenue bonds and the taxable loans is the net rental revenues generated by these properties or the net proceeds from the sale of these properties.

If a property is unable to sustain net rental revenues at a level necessary to pay current debt service obligations on the Partnership’s tax-exempt mortgage revenue bond or taxable loan on such property, a default may occur. A property’s ability to generate net rental income is subject to a wide variety of factors, including rental and occupancy rates of the property and the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market area in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of an apartment property.

Defaults on its tax-exempt mortgage revenue bonds and taxable loans may reduce the amount of future cash available for distribution to BUC holders. In addition, if a property’s net rental income declines, it may affect the market value of the property. If the market value of a property deteriorates, the amount of net proceeds from the ultimate sale or refinancing of the property may be insufficient to repay the entire principal balance of the tax-exempt mortgage revenue bond or taxable loan secured by the property.

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

The Partnership’s primary method of managing the credit risks associated with its tax-exempt mortgage revenue bonds and taxable loans is to perform a complete due diligence and underwriting process of the properties securing these mortgage bonds and loans and to carefully monitor the performance of such property on a continuous basis.

The Partnership is also exposed to a credit risk with respect to its debt financing. All of the Partnership’s debt financing has been obtained using securitizations issued through the Merrill Lynch P-Float program. In this program, the senior interests sold are credit enhanced by Merrill Lynch or its affiliate. The inability of Merrill Lynch or its affiliate to perform under the program or impairment of the credit enhancement may terminate the transaction and cause the Partnership to lose the net interest income earned as a result. The Partnership recognizes the concentration of financing with this institution and periodically monitors its ability to continue to perform. In addition, the Partnership’s interest rate cap agreements are with two other counterparties. The $20 million rate cap agreement is with Bear Stearns and the $10 million and $15 million rate cap agreements are with Bank of America.

As the above information incorporates only those material positions or exposures that existed as of June 30, 2004, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks on the Partnership will depend on the exposures that arise during the period, the Partnership’s risk mitigating strategies at that time and the overall business and economic environment.

Cash Concentrations of Credit Risk

The Partnership’s cash and cash equivalents are deposited primarily into trust accounts at multiple financial institutions and are not covered by the Federal Deposit Insurance Corporation.

Item 4.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.  Except as described below, the Principal Executive Officer and Principal Financial Officer of America First have concluded, based on their evaluation as of the end of the period covered by this report, that the Partnership’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the Partnership’s reports under the Securities Exchange Act of 1934.

During the second quarter of 2004, the Partnership discovered a bookkeeping error in the consolidation of VIEs related to the implementation of FIN46R.  In the consolidation, tax-exempt mortgage revenue bonds of the VIEs owned by the Partnership are eliminated.  Certain deferred financing costs related to the eliminated debt were not identified and thus were not eliminated in the initial implementation of FIN46R as of January 1, 2004.  As a result, the financial results as of and for the three month period ended March 31, 2004, are being restated.

In response, the Partnership has modified its disclosure controls and procedures to place additional emphasis on the review of the consolidation of VIEs.

(b)           Changes in internal controls over financial reporting.  There were no significant changes in the Partnership’s internal controls over financial reporting or in other factors that could significantly affect those controls made during the quarter covered by this report, that have, or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.  The following exhibits are filed as required by Item 6(a) of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

3  Articles of Incorporation and Bylaws of America First Fiduciary Corporation Number Five (incorporated herein by reference to Registration Statement on Form S-11 (No. 2-99997) filed by America First Tax Exempt Mortgage Fund Limited Partnership on August 30, 1985).

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

31.1  Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1  Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

A report on Form 8-K was filed by the Partnership on April 16, 2004 under Item 5, announcing a restatement of previously filed financial information for the year ended December 31, 2002 and the quarterly reports on Form 10-Q for March 31, 2003, June 30, 2003 and September 30, 2003 to comply with the Statements of Financial Accounting Standards (“FAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities and FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

By America First Capital
Associates Limited
Partnership Two, General
Partner of the Partnership

By America First Companies L.L.C.,
General Partner of
America First Capital
Associates Limited
Partnership Two

Date: August 16, 2004	/s/ Lisa Y. Roskens
Lisa Y. Roskens
Chief Executive Officer