Form 10-Q/A
period 2004-03-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2004-09-17
CIK 1059142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Printable Version)

FORM 10-Q/A

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

YES [ ] NO [ X ]

America First Tax Exempt Investors, L.P.

Introductory Note

This Amendment No. 1 to quarterly report on Form 10-Q/A is being filed to amend our quarterly report on Form 10-Q for the quarterly period ended March 31, 2004, which was originally filed on May 18, 2004

During the second quarter of 2004, the Company discovered a bookkeeping error in the consolidation of variable interest entities ("VIEs") related to the implementation of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB 51 (Revised December 2003) ("FIN 46R"). In the consolidation, the tax-exempt mortgage revenue bonds owned by the Partnership and owed by the VIEs are eliminated. Certain deferred financing costs related to the eliminated bonds were not identified and thus were not eliminated in the initial implementation of FIN 46R as of January 1, 2004. As a result, the financial results as of and for the three month period ended March 31, 2004 are being restated. While the restatement adjustments impact net income (loss) of the Company, they do not impact the cash flows from operating, investing or financing activities. The previously reported amounts and the restated amounts for the first quarter of 2004 are as follows:

In addition to the above, the Company also restated its segment reporting disclosure as of and for the three month period ended March 31, 2004 (see Note 9 to the consolidated financial statements).

This amendment does not reflect events occurring after the filing of the original Form 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the correction of the error described above.

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and December 31, 2003 1
Consolidated Statements of Operations and Comprehensive Income (Loss)

for the three months ended March 31, 2004 and 2003 (Unaudited) 2
Consolidated Statement of Partners' Capital for the three months ended March 31, 2004

(Unaudited) 3
Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and

2003 (Unaudited) 4
Notes to Consolidated Financial Statements (Unaudited) 5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations 16

Item 3. Quantitative and Qualitative Disclosures About Market Risk 23

Item 4. Controls and Procedures 25

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K 27

SIGNATURES 28

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

1. Basis of Presentation

America First Tax Exempt Investors, L.P. is a Delaware corporation formed for the primary purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. In this Form 10-Q/A, the Partnership refers to America First Tax Exempt Investors, L.P. as a stand-alone entity.

The consolidated financial statements include the accounts of the Partnership and variable interest entities ("VIEs") (collectively, the "Company") for which the Partnership has been determined to be the primary beneficiary. All significant transactions and accounts between the Partnership and the VIEs have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Partnership does not presently believe that the consolidation of VIEs for reporting under GAAP will impact the Partnership's tax status, amounts reported to BUC holders on IRS Form K-1, the Partnership's ability to distribute tax-exempt income to BUC holders, the current level of quarterly distributions or the tax-exempt status of the underlying properties.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB 51 ("FIN 46"). A modification to FIN 46 was released in December 2003 ("FIN 46R"). The Partnership is required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the interpretation is to be applied by March 31, 2004. FIN 46, as revised by FIN 46R, clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Such entities are considered VIEs.

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

The Partnership has elected to implement FIN 46R as of January 1, 2004 so as to provide a consistent presentation in all financial statements throughout 2004. As of January 1, 2004, the Company recorded a $38.0 million loss on the cumulative effect of a change in accounting principle as a result of recording the net deficit allocable to the Partnership's variable interest in the VIEs. As of January 1, 2004, the Company recorded net assets of these VIEs, before related applicable elimination entries, consisting primarily of $2.5 million in restricted cash, $0.5 million in unrestricted cash, $93.5 million in investments in real estate, $2.6 million in other assets, $3.7 million in accounts payable and accrued expenses, $10.7 million in notes and interest payable and the $122.5 million in bonds payable. See Note 8 for further discussion.

The following updates the Company's accounting policies as a result of the consolidation of VIEs:

Cash Equivalents

Cash equivalents include highly liquid securities and investments in federally tax-exempt securities with original maturities of three months or less when purchased. Restricted cash and cash equivalents, which is legally restricted to use, is comprised of resident security deposits, required maintenance reserves, escrowed funds and collateral for interest rate cap agreements. In addition, the Company must maintain unencumbered cash of $609,000 per the related collateral agreements.

Investments in Real Estate

The Company's investments in real estate are carried at cost less accumulated depreciation. Depreciation of real estate is based on the estimated useful life of the related asset, generally 27-1/2 years on multifamily residential apartment buildings and five to fifteen years on capital improvements and is calculated using the straight-line method. Maintenance and repairs are charged to expense as incurred, while significant improvements, renovations and replacements are capitalized.

Management reviews each property for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based upon comparing the net book value of each real estate property to the sum of its estimated undiscounted future cash flows. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value. There were no impairment losses incurred and recorded for the three months ended March 31, 2004.

Revenue Recognition on Investments in Real Estate

The Partnership's VIEs are lessors of multifamily rental units under operating leases with terms of one year or less. Rental revenue is recognized as earned, net of rental concessions, which approximates the straight-line method over the related lease term.

2. Restatement

During the second quarter of 2004, the Company discovered a bookkeeping error in the consolidation of VIEs related to the implementation of FIN 46R. In the consolidation, the tax-exempt mortgage revenue bonds owned by the Partnership and owed by the VIEs are eliminated. Certain deferred financing costs related to the eliminated bonds were not identified and thus were not eliminated in the initial implementation of FIN 46R as of January 1, 2004. As a result, the financial results as of and for the three month period ended March 31, 2004 are being restated. While the restatement adjustments impact net income (loss) of the Company, they do not impact the cash flows from operating, investing or financing activities. The previously reported amounts and the restated amounts for the first quarter of 2004 are as follows:

In addition to the above, the Company also restated its segment reporting disclosure as of and for the three month period ended March 31, 2004 (see Note 9 to the consolidated financial statements).

3. Partnership Income, Expenses and Cash Distributions

The Agreement of Limited Partnership of the Partnership contains provisions for the distribution of Net Interest Income, Net Residual Proceeds and Liquidation Proceeds (as defined in the Agreement of Limited Partnership) and for the allocation of income and loss from operations and allocation of income and loss arising from a repayment, sale or liquidation.

The unallocated deficit of the VIEs is primarily comprised of the accumulated historical net losses of the VIEs as of January 1, 2004 (FIN 46R implementation date) and the VIEs' net loss for the three months ended March 31, 2004. The cumulative effect of the change in accounting principle excluding the reversal of the allowance for loan losses related to losses recorded on the Partnership's balance sheet prior to the adoption of FIN 46R, as well as the losses recognized by the VIEs are not allocated to the General Partner and BUC holders.

The Partnership plans to make cash distributions on a quarterly basis; however, distributions may be made on a monthly or semiannual basis if the General Partner so elects.

4. Investments in Real Estate

The Partnership's VIEs' investments in real estate as of March 31, 2004 are comprised of the following:

The Company had not recorded investments in real estate prior to the implementation of FIN 46R on January 1, 2004.

5. Debt Financing

The Company's debt financing bears interest at a weekly floating bond rate plus remarketing, credit enhancement, liquidity and trustee fees, which averaged 1.75% and 1.93% in the aggregate for the three months ended March 31, 2004 and 2003, respectively.

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

On July 1, 2002, the Partnership purchased an interest rate cap from Bear Stearns Financial Products, Inc. The interest rate cap was purchased at a $489,000 premium, has a cap on the floating rate index of 3.0%, has a notional amount of $20,000,000 and matures on July 1, 2006. It caps the floating rate index (the BMA Municipal Index) at 3.0%, so the maximum interest rate to be paid on $20,000,000 of debt financing is 3.0% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points.

On November 1, 2002, the Partnership purchased a convertible interest rate cap from Bank of America. The convertible interest rate cap was purchased at a $250,000 premium, has a cap on the floating rate index of 3.0%, has a notional amount of $10,000,000 and matures on November 1, 2007. It caps the floating rate index at 3.0%, so the maximum interest rate to be paid on $10,000,000 of debt financing is 3.0% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points. If the floating rate index declines to a level where Bank of America elects to exercise its option, the convertible cap would be converted to a fixed rate swap and the Partnership's interest expense would be converted to a fixed rate of 2.6% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points for the remaining term of the agreement.

On February 1, 2003, the Partnership purchased a convertible interest rate cap from Bank of America. The convertible interest rate cap was purchased at a $608,000 premium, has a cap on the floating rate index of 3.50%, has a notional amount of $15,000,000 and matures on January 1, 2010. It caps the floating rate index at 3.50%, so the maximum interest rate to be paid on $15,000,000 of debt financing is 3.50% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points. If the floating rate index declines to a level where Bank of America elects to exercise its option, the convertible cap would be converted to a fixed rate swap and the Partnership's interest expense would be converted to a fixed rate of 2.95% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points for the remaining term of the agreement.

Interest rate cap expense, which is the result of marking the interest rate cap agreements to market, was $435,325 and $262,684 for the three month periods ended March 31, 2004 and 2003, respectively, and is included as a component of interest expense in the accompanying financial statements.

8. Consolidation of VIEs

With respect to the multifamily properties which collateralize certain of the Partnership's tax-exempt mortgage revenue bonds, management has determined that all but one of the entities (Chandler Creek) which own the multifamily properties are VIEs as defined by FIN 46R. In addition, management has determined that the Partnership is the primary beneficiary of such VIEs pursuant to the terms of each tax-exempt mortgage revenue bond and the criteria included in FIN 46R. Therefore, as required by FIN 46R, the Partnership must consolidate the results of each applicable entity that owns multifamily property into its financial statements. The carrying amounts of the properties collateralizing the Partnership's tax-exempt mortgage revenue bonds are shown on the Consolidated Balance Sheets as Investments in real estate and are detailed in Note 4.

The following table provides information regarding the occupancy of the properties included in the VIE consolidation as of March 31, 2004.

The Partnership's maximum exposure to loss from these VIEs is represented by the tax-exempt mortgage revenue bonds owned by the Partnership and taxable loans made by the Partnership to the properties. The following tables provide information regarding the tax-exempt mortgage revenue bonds and the taxable loans which have been eliminated in the consolidation of the VIEs.

The fair market value ("FMV") of the tax-exempt mortgage revenue bonds eliminated in the consolidation of the VIEs as of March 31, 2004 are as follows:

The following consolidating schedule presents restated information about the Partnership, the VIEs and the effects of their consolidation as of and for the three months ended March 31, 2004:

(1) Elimination of investment in tax-exempt mortgage revenue bonds and related bonds payable and related debt financing costs.

(2) Elimination of taxable loans between the Partnership and the VIEs with related loan loss provision and related notes payable.

(3) Elimination of interest receivable related to tax-exempt mortgage revenue bonds and related bonds payable along with offsetting interest payable.

(4) Elimination of interest receivable related to taxable loans.

Partnership	VIEs	Eliminations	Consolidated
Income				
Rental income	$ -	$ 4,830,962	$ -	$ 4,830,962
Real estate operating expenses	-	(2,711,247)	20,205 (2)	(2,691,042)
Depreciation expense	-	(1,035,411)	-	(1,035,411)
Income from rental operations	-	1,084,304	20,205	1,104,509
Other income				
Mortgage revenue bond investment income	2,352,456	-	(2,172,456) (1)	180,000
Other bond investment income	80,438	-	-	80,438
Other interest income	39,442	1,788	(20,205) (2)	21,025
	2,472,336	1,788	(2,192,661)	281,463
Other expenses				
Interest expense	770,482	2,198,706	(2,172,456) (1)	796,732
Amortization expense	8,367	17,883	(18,893) (3)	7,357
General and administrative expenses	316,551	-	-	316,551
	1,095,400	2,216,589	(2,191,349)	1,120,640
Net income before cumulative effect of a change in accounting principle	1,376,936	(1,130,497)	18,893	265,332
Cumulative effect of accounting change	-	(39,467,288)	1,444,287 (3)(4)	(38,023,001)
Net income (loss)	1,376,936	(40,597,785)	1,463,180	(37,757,669)
Other comprehensive income (loss)				
Cumulative effect of a change in accounting principle	-	-	(5,855,299)	(5,855,299)
Net unrealized holding gains (losses) on securities arising during the period	(1,782,384)	-	1,600,602	(181,782)
	(1,782,384)	-	(4,254,697)	(6,037,081)
Comprehensive income (loss)	$ (405,448)	$ (40,597,785)	$ (2,791,517)	$ (43,794,750)

(1) Elimination of interest income related to investment in tax-exempt mortgage revenue bonds and interest expense related to bonds payable.

(2) Elimination of interest income related to taxable loans.

(3) Elimination of current year amortization related to deferred financing costs.

(4) Elimination of deferred financing costs related to the eliminated bonds payable and reversal of loan loss provision related to the eliminated taxable loans.

The Partnership agreement has no provision that provides for the results of operations of the VIEs to be allocated to the BUC holders. Consequently, net income allocated to the BUC holders does not include losses incurred by the VIEs, but does include the reversal of the allowance for loan losses related to loans recorded on the Partnership's balance sheet prior to the adoption of FIN 46R.

The Partnership does not presently believe that the consolidation of VIEs for reporting under GAAP will impact the Partnership's tax status, amounts reported to BUC holders on IRS Form K-1, the Partnership's ability to distribute tax-exempt income to BUC holders, the current level of quarterly distributions or the tax-exempt status of the underlying properties.

9. Segment Reporting

The Company previously defined acquiring, holding, operating and selling of properties as its reportable segment based on the application of FIN 46R and the resulting consolidation of the VIEs. However, the decision-makers of the Company believe it to be more appropriate to define each of the Partnership's investments in bonds as an individual operating segment, consistent with its presentation prior to the consolidation of the VIEs effective January 1, 2004. The Company has determined that all of the Partnership's investments in bonds have similar economic characteristics and other criteria, which permit the investments in bonds to be aggregated into one reportable segment.

The Partnership's chief operating decision-makers assess and measure operating results based on its investments in bonds by calculating interest income earned less interest expense incurred on the financing securitizations. Although the VIEs are consolidated with the Partnership for financial statement reporting purposes, and all but one of the Partnership's investments in bonds are eliminated in consolidation, the Partnership's chief operating decision-makers continue to assess and measure operating results based on the Partnership's investments in bonds.

The financial information contained in the Partnership's financial statements is utilized by the Partnership's decision-makers in order to assess and measure the operating results based on the investments in bonds. Such financial information is disclosed in the "Partnership" column presented in Note 8.

The Company does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of the Company's consolidated revenues.

10. Subsequent Event

On May 7, 2004, the taxable loan made by the Company to Clarkson College was repaid from the proceeds from approximately $2.8 million of tax exempt mortgage revenue bonds issued to provide permanent financing for a 140-unit student housing project. The Company will provide the entire amount of the permanent financing which is expected to total $6.2 million. The remaining $3.4 million of financing is expected to be funded in 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report (including, but not limited to, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations") contains forward-looking statements that reflect management's current beliefs and estimates of future economic circumstances, industry conditions, the Company's performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Company and the investments it has made constitute forward-looking statements. BUC holders and others should understand that these forward-looking statements are subject to numerous risks and uncertainties and a number of factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. These factors include general economic and business conditions such as the availability and credit worthiness of prospective tenants, lease rents, operating expenses, the terms and availability of financing for properties financed by the tax-exempt mortgage revenue bonds owned by the Partnership, adverse changes in the real estate markets from governmental or legislative forces, lack of availability and credit worthiness of counterparties to finance future acquisitions and interest rate fluctuations.

Critical Accounting Policies

The Company's critical accounting policies are the same as those described in the Partnership's Annual Report on Form 10-K as of and for the year ended December 31, 2003 with the addition of the following:

Variable interest entities ("VIEs")

When the Partnership invests in a tax-exempt mortgage revenue bond which is collateralized by the underlying multifamily property, the Partnership will evaluate the entity which issued the tax-exempt mortgage revenue bond to determine if it is a VIE as defined by FIN 46R. If it is determined that the entity is a VIE, the Partnership will then evaluate if it is the primary beneficiary of such VIE. If the Partnership determines itself to be the primary beneficiary of the VIE, then the financial results of the related multifamily property will be consolidated in the Partnership's financial statements. As a result of such consolidation, the tax-exempt or taxable debt financing provided by the Partnership to such consolidated VIE will be eliminated as part of the consolidation process. However, the Partnership will continue to receive interest and principal payments on such debt and these payments will retain their characterization as tax-exempt or taxable, as the case may be.

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

When comparing the consolidated financial statements for 2004 with those of 2003, the consolidation of VIEs under FIN 46R changes the presentation of financial information in the financial statements but does not change the Partnership's primary purpose, business objectives or the primary assets the Partnership holds to meet its purpose and objectives. Going forward, the Company's consolidated financial statements will present consolidated financial information of the underlying properties rather than the interest income generated from the tax-exempt mortgage revenue bonds and taxable loans made by the Partnership to finance these properties.

Executive Summary

The multifamily housing industry is experiencing soft market conditions which are attributable to three factors: (i) recessionary conditions in certain markets; (ii) over-building of apartment properties; and (iii) record levels of single family home purchases largely due to record low mortgage interest rates. These factors have reduced the availability and increased the competition for credit-worthy tenants, which in turn reduces effective rents in the form of concessions and increases operating costs such as leasing incentives. As of March 31, 2004, all of the Partnership's tax-exempt mortgage revenue bonds were paying their full amount of base interest; however, a prolonged weakened economy and the resulting decline in net rental revenues from the Partnership's collateral of multifamily properties may negatively impact future interest income. At certain properties the decline in net rental income may last for an extended period. As a result, the Partnership has the ability and may restructure the terms of the related tax-exempt mortgage revenue bond to reduce the base interest rate. However, as of March 31, 2004, the Partnership had not restructured the terms of any of the tax-exempt mortgage revenue bonds to reduce the base interest rate. Furthermore, the collection of contingent interest payable from the excess cash flow of the underlying properties may decrease significantly in times of economic slowdown. The Partnership remains aware of this potential and continues to monitor the performance of the multifamily properties collateralizing its tax-exempt mortgage revenue bonds. Offsetting these weak conditions are the positive economic benefits the Partnership is experiencing from the record low interest rates it is paying on its variable-rate debt.

The following is a summary of significant items or events that have had or could have an effect on the Company's financial position, results of operations, and liquidity:

  The VIEs for which the Partnership is the primary beneficiary have been consolidated into the Partnership's financial results effective January 1, 2004.

  Physical occupancy at the Company's properties increased to 93% as of March 31, 2004 from 91% as of March 31, 2003 while average economic occupancy decreased from 84% for the three months ended March 31, 2003 to 80% for the three months ended March 31, 2004.

  Physical occupancy at the Company's properties increased to 93% as of March 31, 2004 from 92% as of December 31, 2003 while average economic occupancy decreased from 83% for the year ended December 31, 2003 to 80% for the three months ended March 31, 2004.

  The $9 million of short-term financing was restructured as longer term debt financing.

  Additional funding in the amount of $1.1 million was advanced on the Clarkson student housing project in the form of a taxable loan.

  The Company's net income allocated to BUC holders, basic and diluted, per BUC increased to $0.28 for the three months ended March 31, 2004 from $0.14 for the three months ended March 31, 2003. The net increase consists of a decrease of $24,230 in the Partnership's net income for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 and an increase in net income for the three months ended March 31, 2004 from the elimination, due to effects of consolidation resulting from the implementation FIN 46R, of a previously recorded $1,960,000 loan loss reserve. The elimination of the loan loss reserve is included in the cumulative effect of a change in accounting principle recorded for the three months ended March 31, 2004.

Results of Operations

The following discussion of the Company's results of operations for the three month periods ended March 31, 2004 and 2003 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Partnership's Annual Report on Form 10-K as of and for the year ended December 31, 2003.

Change in Results of Operations (Consolidated)

Rental income. Rental income in the current period is the result of consolidating the VIEs. The rental income recognized is reflective of current physical occupancy of 93% and economic occupancy of 80% for the three months ended March 31, 2004. The Company expects both physical and economic occupancy to increase slightly during 2004 which in turn should cause rental income to increase.

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

Interest expense. Interest expense on the Company's debt financing increased due to (i) the mark-to-market adjustment of interest rate caps as required by FAS No. 133, (ii) the interest expense associated with the securitization transaction to acquire the Fairmont Oaks Apartments tax-exempt mortgage revenue bond in April 2003 (iii) an additional $9,000,000 of debt financing on Northwoods Lake Apartments and (iv) interest rate cap expense related to the convertible cap agreement purchased in February 2003. These increases were offset by a decline in the variable short-term tax-exempt interest rates. The Company's effective interest rate on its debt financing, excluding the effect of marking the interest rate cap agreements to market, was 1.75% for the three months ended March 31, 2004 compared to 1.93% for the three months ended March 31, 2003.

Amortization expense. Amortization expenses decreased due primarily to the elimination of amortization on the bond issue costs for the tax-exempt revenue bonds that are eliminated during the VIE consolidation process.

General and administrative expenses. General and administrative expenses increased due primarily to increases in insurance expense, asset management fees, accounting and other fees offset by decreases in tax-exempt mortgage revenue bond servicing fees.

The following discussion of the Partnership's results of operations for the three month periods ended March 31, 2004 and 2003 is presented as it reflects the operations of the Partnership prior to the consolidation of the VIEs, which was required with the implementation of FIN 46R effective January 1, 2004. This information reflects the information used by management to analyze its operations and is reflective of the segment data discussed in Note 9. As discussed in Note 9, this information is reconciled to the Consolidated Statements of Operations and Comprehensive Income (Loss) in Note 8.

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

Cash Available for Distribution ("CAD")

To calculate CAD, amortization expense related to debt financing costs and bond issuance costs, interest rate cap expense, provision for loan losses, realized losses on investments and net income (loss) from VIEs are added back to the Company's net income as computed in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company uses CAD as a supplemental measurement of the Partnership's ability to pay distributions.

There is no generally accepted methodology for computing CAD, and the Company's computation of CAD may not be comparable to CAD reported by other companies.

Although the Company considers CAD to be a useful measure of its operating performance, CAD should not be considered as an alternative to net income (loss) or net cash flows from operating activities which are calculated in accordance with GAAP.

The following sets forth a reconciliation of the Company's net income (loss) as determined in accordance with GAAP and its CAD for the periods set forth.

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

The VIEs' primary source of cash is cash generated by its real estate investments. Cash generated by the multifamily apartment properties is a function of the net cash flow of the underlying properties. The amount of operating cash generated by the VIEs is substantially dependent on the net rental revenues generated by the properties. Net rental revenues from a multifamily apartment property depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market area in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of an apartment property.

The VIEs' primary uses of cash are: (i) the payment of operating expenses; and (ii) the payment of debt service on the VIEs' bonds and mortgage notes payable.

Cash provided by operating activities for the three months ended March 31, 2004 increased $883,584 compared to the same period a year earlier mainly due to timing differences in the payment of accounts payable and accrued expenses. Cash used in investing activities increased $1,350,198 for the three months ended March 31, 2004 compared to the same period in 2003 primarily due to an increase in taxable loans. Cash used in financing activities increased $612,222 for the three months ended March 31, 2004 compared to the same period in 2003 primarily due to the increase in restricted cash which was offset by the fact that the Company did not acquire an interest rate cap agreement as it did in February of 2003.

The following table sets forth information relating to cash distributions paid per BUC holder for the quarters ended March 31, 2004 and 2003:

Contractual Obligations

The Company restructured its $9 million short-term financing to longer term debt financing during the three months ended March 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company's primary market risk exposures are interest rate risk and credit risk. The Company's exposure to market risks relates primarily to its investments in tax-exempt mortgage revenue bonds and its debt financing.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company's control. The nature of the Partnership's investment in the tax-exempt mortgage revenue bonds and the debt financing used to finance these investments exposes the Partnership to financial risk due to fluctuations in market interest rates. The tax-exempt mortgage revenue bonds bear base interest at fixed rates and may additionally pay contingent interest which fluctuates based upon the cash flows of the underlying property.

As of March 31, 2004, the Company had total debt financing outstanding of $76,495,000. The weighted average interest rate of the variable-rate financing was 1.75% in the aggregate, including fees, for the three months ended March 31, 2004.

The stated maturity dates of the Company's debt financing are as follows:

The Company is managing its interest rate risk on its debt financing by entering into interest rate cap agreements that cap the amount of interest expense it could pay on its floating rate debt financing as follows:

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

The Company is also exposed to credit risk with respect to its debt financing. All of the Partnership's debt financing has been obtained using securitizations issued through the Merrill Lynch P-Float program. In this program, the senior interests sold are credit enhanced by Merrill Lynch or its affiliate. The inability of Merrill Lynch or its affiliate to perform under the program or impairment of the credit enhancement may terminate the transaction and cause the Partnership to lose the net interest income earned as a result. The Company recognizes the concentration of financing with this institution and periodically monitors its ability to continue to perform. In addition, the Company's interest rate cap agreements are with two other counterparties. The $20 million rate cap agreement is with Bear Stearns and the $10 million and $15 million rate cap agreements are with Bank of America.

As the above information incorporates only those material positions or exposures that existed as of March 31, 2004, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks on the Company will depend on the exposures that arise during the period, the Company's risk mitigating strategies at that time and the overall business and economic environment.

Cash Concentrations of Credit Risk

The Company's cash and cash equivalents are deposited primarily into trust accounts at multiple financial institutions and are not covered by the Federal Deposit Insurance Corporation.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Principal Executive Officer and Principal Financial Officer of America First have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the Company's reports under the Securities Exchange Act of 1934.

During the second quarter of 2004, the Company discovered a bookkeeping error in the consolidation of VIEs related to the implementation of FIN 46R. In the consolidation, tax-exempt mortgage revenue bonds owned by the Partnership and owed by the VIEs are eliminated. Certain deferred financing costs related to the eliminated bonds were not identified and thus were not eliminated in the initial implementation of FIN 46R as of January 1, 2004. As a result, the financial results as of and for the three month period ended March 31, 2004, are being restated.

In response, the Company has modified its disclosure controls and procedures to place additional emphasis on the review of the consolidation of VIEs.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect those controls made during the quarter covered by this report, that have, or are reasonably likely to materially affect the Company's internal control over financial reporting except as follows:

In response to a material weakness in internal controls over financial reporting identified with respect to the application of FAS No. 133 to its derivative instruments and previously disclosed in the Partnership's December 31, 2003 Annual Report on Form 10-K, the Company now obtains fair market value quotations from independent sources as of the end of each reporting period to ensure that the proper mark to market adjustment is recorded for the derivative instruments owned by the Company.

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

4(a) Form of Certificate of Beneficial Unit Certificate (incorporated herein by reference to Exhibit 4.1 to Registration Statement on Form S-4 (No. 333-50513) filed by the Company on April 17, 1998).

4(b) Agreement of Limited Partnership of the Partnership (incorporated herein by reference to the Amended Annual Report on Form 10-K (No. 000-24843) filed by the Company on June 28, 1999).

4(c) Amended Agreement of Merger, dated June 12, 1998, between the Partnership and America First Tax Exempt Mortgage Fund Limited Partnership (incorporated herein by reference to Exhibit 4.3 to Amendment No. 3 to Registration Statement on Form S-4 (No. 333-50513) filed by the Company on September 14, 1998).

31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

By America First Capital

Associates Limited

Partnership Two, General

Partner of the Partnership

By America First Companies L.L.C.,
General Partner of
America First Capital
Associates Limited
Partnership Two

Date: September 16, 2004 /s/ Lisa Y. Roskens

Lisa Y. Roskens

Chief Executive Officer

EXHIBIT 31.1

Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Lisa Y. Roskens, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of America First Tax Exempt Investors, L.P.;

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

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Date: September 16, 2004

/s/ Lisa Y. Roskens

Lisa Y. Roskens

Chief Executive Officer

America First Companies, LLC, acting in its capacity as general partner of the General Partner of America First Tax Exempt Investors, L.P

EXHIBIT 31.2

Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Mark A. Hiatt, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of America First Tax Exempt Investors, L.P.;

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

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

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

Date: September 16, 2004

/s/ Mark A. Hiatt

Mark A. Hiatt

Chief Financial Officer

America First Companies, LLC, acting in its capacity as general partner of the General Partner of America First Tax Exempt Investors, L.P

Exhibit 32.1

Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Lisa Y. Roskens, Chief Executive Officer of the general partner of the General Partner of America First Tax Exempt Investors, L.P. (the "Company"), certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) The Quarterly Report on Form 10-Q/A of the Company for the three months ended March 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 16, 2004

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

Exhibit 32.2

Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Mark A. Hiatt, Chief Financial Officer of the general partner of the General Partner of America First Tax Exempt Investors, L.P. (the "Company"), certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) The Quarterly Report on Form 10-Q/A of the Company for the three months ended March 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 16, 2004

/s/ Mark A. Hiatt

Mark A. Hiatt

Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to America First Tax Exempt Investors, L.P. and will be retained by America First Tax Exempt Investors, L.P. and furnished to the Securities and Exchange Commission or its staff upon request.