Form 10-Q
period 2004-09-30
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2004-11-15
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Sept. 30, 2004	Dec. 31, 2003
Assets
Cash and cash equivalents
Unrestricted	$2,229,906	$3,297,108
Restricted (Note 9)	4,771,531	204,135
Interest receivable (Note 9)	220,526	1,068,900
Investments in tax-exempt mortgage revenue bonds, at estimated fair value (Amortized cost of $17,700,000 and $134,496,000, respectively) (Note 9)	16,037,470	139,197,520
Investment in other tax-exempt bond, at estimated fair value (Amortized cost of $3,900,000 and $3,900,000, respectively)	3,920,428	3,870,321
Taxable loans, net of allowance for loan loss reserve (Note 9)	—	6,523,673
Investments in real estate, net of accumulated depreciation (Note 9)	90,610,849	—
Other assets	1,423,991	1,392,160

	$119,214,701	$155,553,817

Liabilities and Partners’ Capital
Liabilities
Accounts payable, accrued expenses and other liabilities (Note 9)	$7,845,588	$385,787
Distribution payable	1,341,536	1,341,536
Short-term financing	—	9,000,000
Bond payable	19,043,000	—
Debt financing	62,330,000	67,495,000

	90,560,124	78,222,323

Partners’ Capital
General Partner	15,129	61,320
Beneficial Unit Certificate (BUC) holders	72,697,192	77,270,174
Unallocated deficit of variable interest entities (Note 9)	(44,057,744)	—

	28,654,577	77,331,494

	$119,214,701	$155,553,817

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Income
Rental income (Note 9)	$4,790,684	$—	$14,487,435	$—
Real estate operating expenses (Note 9)	(3,162,108)	—	(8,739,099)	—
Depreciation expense (Note 9)	(1,015,475)	—	(3,078,493)	—

Income from rental operations	613,101	—	2,669,843	—

Other income
Mortgage revenue bond investment income	253,852	2,210,037	655,137	6,548,147
Other bond investment income	80,438	80,438	241,313	241,312
Other interest income	10,511	26,031	50,355	85,196

	344,801	2,316,506	946,805	6,874,655

Other expenses
Interest expense	998,849	(36,394)	1,765,540	1,375,765
Amortization expense	10,784	12,380	176,807	35,774
Hurricane related expenses	803,960	—	803,960	—
General and administrative expenses	508,670	272,058	1,185,707	857,197

	2,322,263	248,044	3,932,014	2,268,736

Income (loss) before cumulative effect of a change in accounting principle	(1,364,361)	2,068,462	(315,366)	4,605,919
Cumulative effect of a change in accounting principle (Note 9)	—	—	(38,023,001)	—

Net income (loss)	(1,364,361)	2,068,462	(38,338,367)	4,605,919
Other comprehensive income (loss)
Cumulative effect of a change in accounting principle (Note 9)	—	—	(5,855,299)	—
Net unrealized holding gains (losses) on securities arising during the period	291,462	—	(458,644)	—

	291,462	—	(6,313,943)	—

Comprehensive income (loss)	$(1,072,899)	$2,068,462	$(44,652,310)	4,605,919

Net income (loss) allocated to:
General Partner	$9,405	$20,685	$57,194	46,059
BUC holders	930,982	2,047,777	5,662,183	4,559,860
Unallocated deficit of variable interest entities (Note 9)	(2,304,748)	—	(44,057,744)	—

	$(1,364,361)	$2,068,462	$(38,338,367)	4,605,919

Net income, basic and diluted, per BUC	$0.09	$0.21	$0.58	$0.46

Weighted average number of BUCs outstanding, basic and diluted	9,837,928	9,837,928	9,837,928	9,837,928

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)

		Beneficial Unit
		Certificate holders		Unallocated deficit of
	General			variable interest
	Partner	# of BUCs	Amount	entities	Total
Partners’ Capital (excluding accumulated other comprehensive income)
Balance at December 31, 2003	$14,602	9,837,928	$72,645,051	$—	$72,659,653
Net loss	57,194	—	5,662,183	(44,057,744)	(38,338,367)
Cash distributions paid or accrued	(40,246)	—	(3,984,361)	—	(4,024,607)

Balance at September 30, 2004	31,550	9,837,928	74,322,873	(44,057,744)	30,296,679

Accumulated Other Comprehensive Income
Balance at December 31, 2003	46,718	—	4,625,123	—	4,671,841
Other comprehensive loss	(63,139)	—	(6,250,804)	—	(6,313,943)

Balance at September 30, 2004	(16,421)	—	(1,625,681)	—	(1,642,102)

Balance at September 30, 2004	$15,129	9,837,928	$72,697,192	$(44,057,744)	$28,654,577

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	Sept. 30, 2004	Sept. 30, 2003
Cash flows from operating activities
Net income (loss)	$(38,338,367)	$4,605,919
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Cumulative effect of a change in accounting principle	38,023,001	—
Depreciation expense	3,078,493	—
Amortization expense	176,807	35,774
Interest rate cap expense	421,788	445,871
Increase in restricted cash	(2,105,981)	—
Increase in interest receivable	(120,979)	(627,640)
Decrease (increase) in other assets	364,913	(193,846)
Increase in accounts payable and accrued expenses	2,048,640	18

Net cash provided by operating activities	3,548,315	4,266,096

Cash flows from investing activities
Real estate capital improvements	(240,466)	—
Acquisition of tax-exempt mortgage revenue bonds	(3,376,752)	(8,020,000)
Bond issuance costs paid	(67,344)	(120,994)
Principal payments received on tax-exempt mortgage revenue bonds	—	75,000
Proceeds from sale of tax-exempt mortgage revenue bonds	500,000	—
Increase in taxable loans	(2,225,508)	(95,505)
RITES purchased/sold	5,000	—
Decrease in other assets	—	(43,516)

Net cash used in investing activities	(5,405,070)	(8,161,499)

Cash flows from financing activities
Distributions paid	(4,024,607)	(4,017,094)
Acquisition of interest rate cap agreement	—	(608,000)
Principal payment on short-term financing	(9,000,000)	—
Proceeds from bond payable	19,100,000	—
Proceeds from debt financing	9,000,000	8,015,000
Principal payments on bond payable	(57,000)	—
Principal payments on debt financing	(14,165,000)	(170,000)
Bond costs paid	(547,531)	—
Debt financing costs paid	(21,487)	(38,994)

Net cash provided by financing activities	284,375	3,180,912

Decrease in cash and cash equivalents	(1,572,380)	(714,491)
Cash and cash equivalents at beginning of period
Partnership	3,297,108	7,174,898
VIEs	505,178	—

Cash and cash equivalents at end of period	$2,229,906	$6,460,407

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,152,880	$755,663

Supplemental disclosure of non-cash investing activities:

The Company converted the balance of the taxable loan to Clarkson College ($2,792,311) and the related interest receivable ($30,937) into other tax-exempt bonds issued on April 1, 2004.

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

1. Basis of Presentation

America First Tax Exempt Investors, L.P. (the “Partnership”) is a Delaware limited partnership formed for the primary purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. In this Form 10-Q, the term “the Partnership” refers to America First Tax Exempt Investors, L.P. as a stand-alone entity.

The consolidated financial statements include the accounts of the Partnership and variable interest entities (“VIEs”) in which the Partnership has been determined to be the primary beneficiary. In this Form 10-Q, the term “the Company” refers to the Partnership and the VIEs on a consolidated basis. All significant transactions and accounts between the Partnership and the VIEs have been eliminated in consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain amounts from prior periods have been reclassified to conform to the current period presentation. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position as of September 30, 2004, and the results of operations for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

The Partnership does not presently believe that the consolidation of VIEs for reporting under GAAP will impact the Partnership’s tax status, amounts reported to BUC holders on IRS Form K-1, the Partnership’s ability to distribute tax-exempt income to BUC holders, the current level of quarterly distributions or the tax-exempt status of the underlying mortgage revenue bonds.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities — an interpretation of ARB 51 (“FIN 46”). A modification to FIN 46 was released in December 2003 (“FIN 46R”). The Partnership is required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the interpretation was to be applied by March 31, 2004. FIN 46, as revised by FIN 46R, clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Such entities are considered VIEs.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

FIN 46R is a complex standard that requires significant analysis and judgment. With respect to the multifamily properties which collateralize certain of the Partnership’s tax-exempt mortgage revenue bonds, management has determined that all but one of the entities which own the multifamily properties are VIEs of the Partnership. In addition, management has determined that the Partnership is the primary beneficiary of such VIEs pursuant to the terms of each tax-exempt mortgage revenue bond and the criteria within FIN 46R. Therefore, the Partnership is required to consolidate the assets, liabilities and results of each VIE’s multifamily property into the Partnership’s financial statements. Because each of the VIEs required to be consolidated was created before January 1, 2004, the assets and liabilities of the VIEs have initially been measured at their carrying amounts with the net amount added to the balance sheet being recognized as the cumulative effect of a change in accounting principle.

The Partnership has elected to implement FIN 46R as of January 1, 2004 so as to provide a consistent presentation in all financial statements throughout 2004. As of January 1, 2004, the Company recorded a $38.0 million loss on the cumulative effect of a change in accounting principle as a result of recording the net deficit allocable to the Partnership’s variable interest in the VIEs. As of January 1, 2004, the Company recorded net assets of these VIEs, before related applicable elimination entries, consisting primarily of $2.5 million in restricted cash, $0.5 million in unrestricted cash, $93.5 million in investments in real estate, $2.6 million in other assets, $3.7 million in accounts payable and accrued expenses, $10.7 million in notes and interest payable and the $122.5 million in bonds payable. See Note 9 for further discussion.

The following updates the Company’s accounting policies as a result of the consolidation of VIEs:

Cash Equivalents

Cash equivalents include highly liquid securities and investments in federally tax-exempt securities with original maturities of three months or less when purchased. Restricted cash and cash equivalents, which are legally restricted to use, are comprised of resident security deposits, required maintenance reserves, escrowed funds and collateral for interest rate cap agreements. In addition, the Company must maintain unencumbered cash of $609,000 per the related collateral agreements.

Investments in Real Estate

The Company’s investments in real estate are carried at cost less accumulated depreciation. Depreciation of real estate is based on the estimated useful life of the related asset, generally 27-1/2 years on multifamily residential apartment buildings and five to fifteen years on capital improvements and is calculated using the straight-line method. Maintenance and repairs are charged to expense as incurred, while significant improvements, renovations and replacements are capitalized.

Management reviews each property for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based upon comparing the net book value of each real estate property to the sum of its estimated undiscounted future cash flows. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value. There were no impairment losses incurred and recorded for the nine months ended September 30, 2004.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

Revenue Recognition on Investments in Real Estate

The Partnership’s VIEs are lessors of multifamily rental units under operating leases with terms of one year or less. Rental revenue is recognized as earned, net of rental concessions, which approximates the straight-line method over the related lease term.

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

The unallocated deficit of the VIEs is primarily comprised of the accumulated historical net losses of the VIEs as of January 1, 2004 (FIN 46R implementation date) and the VIEs’ net loss for the nine months ended September 30, 2004. The cumulative effect of the change in accounting principle excluding the reversal of the allowance for loan losses related to losses recorded on the Partnership’s balance sheet prior to the adoption of FIN 46R, as well as the losses recognized by the VIEs are not allocated to the General Partner and BUC holders.

The Partnership plans to make cash distributions on a quarterly basis; however, distributions may be made on a monthly or semiannual basis if the General Partner so elects.

3. Investments in Tax-Exempt Bonds

The Company had the following investments in tax-exempt mortgage revenue and other tax-exempt bonds as of September 30, 2004:

	September 30, 2004
		Unrealized	Unrealized
	Cost	Gain	Loss		FMV
Tax-exempt mortgage revenue bonds
Chandler Creek	$11,500,000	$—	$(1,662,530	) (1)	$9,837,470
Clarkson College	6,200,000	—	—		6,200,000

	$17,700,000	$—	$(1,662,530)		$16,037,470

Other tax-exempt bond
Museum Towers	$3,900,000	$20,428	$—		$3,920,428

(1) The tax-exempt mortgage revenue bond for Chandler Creek has been in an unrealized loss position for less than one year.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

The Partnership had the following investments in tax-exempt mortgage revenue and other tax-exempt bonds as of December 31, 2003:

	December 31, 2003
		Unrealized	Unrealized
	Cost	Gains	Losses	FMV
Tax-exempt mortgage revenue bonds
Ashley Pointe at Eagle Crest	$6,700,000	$236,733	$—	$6,936,733
Ashley Square	6,500,000	589,777	—	7,089,777
Bent Tree Apartments	11,130,000	549,121	—	11,679,121
Chandler Creek Apartments	12,000,000	—	(1,153,779)	10,846,221
Clear Lake Colony Apartments	16,000,000	394,696	—	16,394,696
Fairmont Oaks Apartments	7,995,000	—	(63,677)	7,931,323
Iona Lakes Apartments	16,835,000	—	(145,677)	16,689,323
Lake Forest Apartments	10,510,000	—	(29,671)	10,480,329
Northwoods Lake Apartments	25,250,000	2,291,058	—	27,541,058
Woodbridge Apts. of Bloomington III	12,600,000	1,187,200	—	13,787,200
Woodbridge Apts. of Louisville II	8,976,000	845,739	—	9,821,739

	$134,496,000	$6,094,324	$(1,392,804)	$139,197,520

Other tax-exempt bond
Museum Towers	$3,900,000	$—	$(29,679)	$3,870,321

4. Investments in Real Estate

The Company’s investments in real estate as of September 30, 2004 are comprised of the following:

				Buildings	Carrying
		Number		and	Value at
Property Name	Location	of Units	Land	Improvements	Sept. 30, 2004
Ashley Point at Eagle Crest	Evansville, IN	150	$321,489	$5,924,630	$6,246,119
Ashley Square	Des Moines, IA	144	650,000	5,865,440	6,515,440
Bent Tree Apartments	Columbia, SC	232	986,000	11,022,407	12,008,407
Clear Lake Colony Apartments	West Palm Beach, FL	316	3,000,000	13,169,847	16,169,847
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	7,825,725	8,676,125
Iona Lakes Apartments	Ft. Myers, FL	350	1,900,000	15,729,856	17,629,856
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	10,258,822	11,655,622
Northwoods Lake Apartments	Duluth, GA	492	3,787,500	21,653,946	25,441,446
Woodbridge Apts. of Bloomington III	Bloomington, IN	280	656,346	9,989,637	10,645,983
Woodbridge Apts. of Louisville II	Louisville, KY	190	519,520	7,233,714	7,753,234

					122,742,079
Less accumulated depreciation					(32,131,230)

Balance at end of period					$90,610,849

The Company had no recorded investments in real estate prior to the implementation of FIN 46R on January 1, 2004.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

5. Bonds Payable

In June 2004, the terms of $25,250,000 of tax-exempt mortgage revenue bonds, for which the Partnership held an investment in and thus were previously eliminated in the VIE consolidation, were restructured to reduce the base interest rate from 7.5% to 5.0% and create two separate issue series, Series A for $19,100,000 and Series B for $6,150,000. The Series B bonds are subordinate to the Series A bonds. The Partnership subsequently sold $19,100,000 (Series A) of its investment in the tax-exempt mortgage revenue bonds and used a portion of the proceeds to repay $14,000,000 in debt financing. The $19,043,000 in bond payable included in the consolidated balance sheet as of September 30, 2004 is an obligation of a consolidated VIE which owns the property securing the bonds. The Partnership’s investment in the Series B bonds for $6,150,000 and the VIEs’ related bonds payable eliminate in consolidation. The bonds mature in June 2034.

6. Debt Financing

The Company’s debt financing bears interest at a weekly floating bond rate plus remarketing, credit enhancement, liquidity and trustee fees, which averaged 1.91% in the aggregate for the nine months ended September 30, 2004 and 2003.

7. Related Party Transactions

The General Partner is entitled to receive an administrative fee from the Partnership up to 0.45% of the outstanding principal balance of any tax-exempt mortgage revenue bond or other mortgage investment, unless the owner of the property financed by such tax-exempt mortgage revenue bond or other mortgage investment or another third party is required to pay such administrative fee. For the three and nine month periods ended September 30, 2004, the Partnership’s administrative fees to the General Partner were $25,538 and $62,582, respectively. For the three and nine month periods ended September 30, 2003, the Partnership’s administrative fees to the General Partner were $4,387 and $13,162, respectively. The Partnership may become obligated to pay additional administrative fees to the General Partner in the event the Partnership acquires additional tax-exempt mortgage revenue bonds or other mortgage investments and is not able to negotiate the payment of these fees by the property owners or in the event the Partnership acquires title to any of the properties securing its existing tax-exempt mortgage revenue bonds by reason of foreclosure. Additionally, the General Partner received administrative fees of $77,882 and $233,419 for the three and nine month periods ended September 30, 2004, respectively, and $78,206 and $225,666 for the three and nine month periods ended September 30, 2003, respectively, from the owners of properties financed by the tax-exempt mortgage revenue bonds held by the Partnership. These administrative fees are payable by the property owners prior to the payment of any contingent interest on the tax-exempt mortgage revenue bonds secured by the respective properties.

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

An affiliate of the General Partner was retained to provide property management services for Ashley Pointe at Eagle Crest, Ashley Square, Bent Tree Apartments, Clear Lake Colony Apartments, Chandler Creek Apartments (beginning in February 2004), Fairmont Oaks Apartments, Iona Lakes Apartments, Lake Forest Apartments, and Northwoods Lake Apartments. The management fees paid by the property owners to the

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

affiliate of the General Partner amounted to $173,201 and $512,492 for the three and nine month periods ended September 30, 2004, respectively, and $152,588 and $465,961 for the three and nine month periods ended September 30, 2003. These property management fees are paid by the respective properties prior to the payment of any interest on the tax-exempt mortgage revenue bonds and taxable loans held by the Partnership on these properties.

8. Interest Rate Cap Agreements

The Partnership has entered into three derivative agreements in order to mitigate its exposure to interest rates on its variable-rate debt financing.

On July 1, 2002, the Partnership purchased an interest rate cap from Bear Stearns Financial Products, Inc. The interest rate cap was purchased at a $489,000 premium, has a cap on the floating rate index of 3.0%, has a notional amount of $20,000,000 and expires on July 1, 2006. It caps the floating rate index (the BMA Municipal Index) at 3.0%, so the maximum interest rate to be paid on $20,000,000 of debt financing is 3.0% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points. As of September 30, 2004, the fair value of this interest rate cap is $25,992.

On November 1, 2002, the Partnership purchased a convertible interest rate cap from Bank of America. The convertible interest rate cap was purchased at a $250,000 premium, has a cap on the floating rate index of 3.0%, has a notional amount of $10,000,000 and expires on November 1, 2007. It caps the floating rate index at 3.0%, so the maximum interest rate to be paid on $10,000,000 of debt financing is 3.0% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points. If the floating rate index declines to a level where Bank of America elects to exercise its option, the convertible cap would be converted to a fixed rate swap and the Partnership’s interest expense would be converted to a fixed rate of 2.6% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points for the remaining term of the agreement. As of September 30, 2004, the fair value of this interest rate cap is $6,078.

On February 1, 2003, the Partnership purchased a convertible interest rate cap from Bank of America. The convertible interest rate cap was purchased at a $608,000 premium, has a cap on the floating rate index of 3.50%, has a notional amount of $15,000,000 and expires on January 1, 2010. It caps the floating rate index at 3.50%, so the maximum interest rate to be paid on $15,000,000 of debt financing is 3.50% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points. If the floating rate index declines to a level where Bank of America elects to exercise its option, the convertible cap would be converted to a fixed rate swap and the Partnership’s interest expense would be converted to a fixed rate of 2.95% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points for the remaining term of the agreement. As of September 30, 2004, the fair value of this interest rate cap is $79,154.

These interest rate caps do not qualify for hedge accounting, accordingly, they are carried at fair value, with changes in fair value included within interest expense. Interest rate cap expense, which is the result of marking the interest rate cap agreements to fair value, was $391,538 and $421,788 for the three and nine month periods ended September 30, 2004, respectively, and ($338,117) and $445,871 for the three and nine month periods ended September 30, 2003, respectively, and is included as a component of interest expense in the accompanying financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

9. Consolidation of VIEs

With respect to the multifamily properties which collateralize certain of the Partnership’s tax-exempt mortgage revenue bonds, management has determined that all but one of the entities (Chandler Creek) which own the multifamily properties are VIEs as defined by FIN 46R. In addition, management has determined that the Partnership is the primary beneficiary of such VIEs pursuant to the terms of each tax-exempt mortgage revenue bond and the criteria included in FIN 46R. Therefore, as required by FIN 46R, the Partnership must consolidate the assets, liabilities and results of each applicable entity that owns multifamily property into its financial statements. Effective January 1, 2004, the carrying amounts of the properties collateralizing the Partnership’s tax-exempt mortgage revenue bonds are shown on the Consolidated Balance Sheets as Investments in real estate and are detailed in Note 4.

The following table provides information regarding the occupancy of the properties included in the VIE consolidation as of September 30, 2004.

			Number	Percentage
		Number	of Units	of Units
Property Name	Location	of Units	Occupied	Occupied
Ashley Point at Eagle Crest	Evansville, IN	150	142	95%
Ashley Square	Des Moines, IA	144	142	99%
Bent Tree Apartments	Columbia, SC	232	201	87%
Clear Lake Colony Apartments	West Palm Beach, FL	316	292	92%
Fairmont Oaks Apartments	Gainsville, FL	178	170	96%
Iona Lakes Apartments	Ft. Myers, FL	350	302	86%
Lake Forest Apartments	Daytona Beach, FL	240	228	95%
Northwoods Lake Apartments	Duluth, GA	492	448	91%
Woodbridge Apts. of Bloomington III	Bloomington, IN	280	232	83%
Woodbridge Apts. of Louisville II	Louisville, KY	190	176	93%

		2,572	2,333	91%

The Partnership’s maximum exposure to loss from these VIEs is represented by the tax-exempt mortgage revenue bonds owned by the Partnership and taxable loans made by the Partnership to the properties. The following tables provide information regarding the tax-exempt mortgage revenue bonds and the taxable loans which have been eliminated in the consolidation of the VIEs.

Tax-Exempt Mortgage Revenue Bonds

		Base	Principal	Fair Market
	Maturity	Interest	Outstanding at	Value at
Property Name	Date	Rate	Sept. 30, 2004	Sept. 30, 2004
Ashley Pointe at Eagle Crest	12/1/2027	7.0%	$6,700,000	$6,512,001
Ashley Square	12/1/2025	7.5%	6,500,000	6,674,790
Bent Tree Apartments	12/15/2030	7.1%	11,130,000	11,130,000
Clear Lake Colony Apartments	6/15/2030	6.9%	16,000,000	15,438,320
Fairmont Oaks Apartments	4/1/2033	6.2%	7,970,000	7,955,832
Iona Lakes Apartments	4/1/2030	6.9%	16,780,000	16,784,719
Lake Forest Apartments	12/1/2011	6.9%	10,480,000	10,628,796
Northwoods Lake Apartments (1)	6/1/2034	5.0%	6,150,000	4,549,991
Woodbridge Apts. of Bloomington III	12/1/2027	7.5%	12,600,000	12,725,903
Woodbridge Apts. of Louisville II	12/1/2027	7.5%	8,976,000	9,027,118

			$103,286,000	$101,427,470

(1) The Partnership sold $19.1 million of its investment in tax-exempt mortgage revenue bonds on Northwoods Lake Apartments in June 2004.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

Taxable Loans

	September 30, 2004
	Interest	Original		Carrying
	Rate	Amount	Allowance	Value
Northwoods Lake Apartments	6.50%	$6,698,751	$(1,960,000)	$4,738,751
Fairmont Oaks Apartments	6.50%	1,218,119	—	1,218,119

		$7,916,870	$(1,960,000)	$5,956,870

The following consolidating schedule presents information about the Partnership, the VIEs and the effects of their consolidation as of September 30, 2004 and for the three and nine months ended September 30, 2004:

As of September 30, 2004:

	Partnership	VIEs	Eliminations		Consolidated
Assets
Cash and cash equivalents
Unrestricted	$1,865,491	$364,415	$—		$2,229,906
Restricted	203,000	4,568,531	—		4,771,531
Interest receivable	1,698,780	—	(1,478,254	) (3)(4)	220,526
Investments in tax-exempt mortgage revenue bonds	117,464,940	—	(101,427,470	) (1)	16,037,470
Investments in other tax-exempt bonds	3,920,428	—	—		3,920,428
Taxable loans, net	5,956,870	—	(5,956,870	) (2)	—
Investments in real estate, net	—	90,610,849	—		90,610,849
Other assets	2,477,101	2,240,580	(3,293,690	) (2)	1,423,991

Total assets	$133,586,610	$97,784,375	$(112,156,284)		$119,214,701

Liabilities and Partners’ Capital
Liabilities
Accounts payable, accrued expenses and other liabilities	$528,692	$8,381,960	$(1,065,064)		$7,845,588
Distribution payable	1,341,536	—	—		1,341,536
Interest payable on notes payable by VIEs to Partnership	—	86,863	(86,863	) (4)	—
Interest payable on bonds payable	—	1,391,391	(1,391,391	) (3)	—
Notes payable by VIEs to Partnership	—	8,076,870	(8,076,870	) (2)	—
Bonds payable	—	122,329,000	(103,286,000	) (1)	19,043,000
Debt financing	62,330,000	—	—		62,330,000

Total liabilities	64,200,228	140,266,084	(113,906,188)		90,560,124

Partners’ Capital
General Partner	(18,130)	—	33,259	(1)(2)	15,129
Beneficial Unit Certificate (BUC) holders	69,404,512	—	3,292,680	(1)(2)	72,697,192
Unallocated deficit of variable interest entities	—	(42,481,709)	(1,576,035)		(44,057,744)

Total partners’ capital	69,386,382	(42,481,709)	1,749,904		28,654,577

Total liabilities and partners’ capital	$133,586,610	$97,784,375	$(112,156,284)		$119,214,701

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

For the three months ended September 30, 2004:

	Partnership	VIEs	Eliminations		Consolidated
Income
Rental income	$—	$4,790,684	$—		$4,790,684
Real estate operating expenses	—	(3,182,975)	20,867	(2)	(3,162,108)
Depreciation expense	—	(1,015,475)	—		(1,015,475)

Income from rental operations	—	592,234	20,867		613,101

Other income
Mortgage revenue bond investment income	2,056,033	—	(1,802,181	) (1)	253,852
Other bond investment income	80,438	—	—		80,438
Other interest income	26,176	5,202	(20,867	) (2)	10,511

	2,162,647	5,202	(1,823,048)		344,801

Other expenses
Interest expense	706,657	2,094,373	(1,802,181	) (1)	998,849
Amortization expense	10,198	16,388	(15,802	) (3)	10,784
Hurricane related expenses	—	803,960	—		803,960
General and administrative expenses	508,670	—	—		508,670

	1,225,525	2,914,721	(1,817,983)		2,322,263

Net income (loss)	937,122	(2,317,285)	15,802		(1,364,361)
Other comprehensive income (loss)
Net unrealized holding gains (losses) on securities arising during the period	467,715	—	(176,253)		291,462

	467,715	—	(176,253)		291,462

Comprehensive income (loss)	$1,404,837	$(2,317,285)	$(160,451)		$(1,072,899)

(1) Elimination of interest income related to investment in tax-exempt mortgage revenue bonds and interest expense related to bonds payable.

(2) Elimination of interest income related to taxable loans.

(3) Elimination of current year amortization related to deferred financing costs.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

For the nine months ended September 30, 2004:

	Partnership	VIEs	Eliminations		Consolidated
Income
Rental income	$—	$14,487,435	$—		$14,487,435
Real estate operating expenses	—	(8,800,704)	61,605	(2)	(8,739,099)
Depreciation expense	—	(3,078,493)	—		(3,078,493)

Income from rental operations	—	2,608,238	61,605		2,669,843

Other income
Mortgage revenue bond investment income	6,710,951	—	(6,055,814	) (1)	655,137
Other bond investment income	241,313	—	—		241,313
Other interest income	99,826	12,134	(61,605	) (2)	50,355

	7,052,090	12,134	(6,117,419)		946,805

Other expenses
Interest expense	1,428,491	6,392,863	(6,055,814	) (1)	1,765,540
Amortization expense	185,923	69,937	(79,053	) (3)	176,807
Hurricane related expenses	—	803,960	—		803,960
General and administrative expenses	1,185,707	—	—		1,185,707

	2,800,121	7,266,760	(6,134,867)		3,932,014

Income (loss) before cumulative effect of a change in accounting principle	4,251,969	(4,646,388)	79,053		(315,366)
Cumulative effect of a change in accounting principle	—	(37,835,321)	(187,680	) (3)(4)	(38,023,001)

Net income (loss)	4,251,969	(42,481,709)	(108,627)		(38,338,367)
Other comprehensive income (loss)
Cumulative effect of a change in accounting principle	—	—	(5,855,299	) (5)	(5,855,299)
Net unrealized holding gains (losses) on securities arising during the period	(8,172,473)	—	7,713,829		(458,644)

	(8,172,473)	—	1,858,530		(6,313,943)

Comprehensive income (loss)	$(3,920,504)	$(42,481,709)	$1,749,903		$(44,652,310)

(1) Elimination of interest income related to investment in tax-exempt mortgage revenue bonds and interest expense related to bonds payable.

(2) Elimination of interest income related to taxable loans.

(3) Elimination of current year amortization related to deferred financing costs.

(4) Elimination of loan loss reserve on taxable notes and deferred financing costs associated with the bonds eliminated in consolidation.

(5) Elimination of fair market value of all bonds as of January 1, 2004 that were eliminated in consolidation.

The Partnership agreement has no provision that provides for the results of operations of the VIEs to be allocated to the BUC holders. Consequently, net income allocated to the BUC holders does not include losses incurred by the VIEs, but does include the reversal of the allowance for loan losses related to loans recorded on the Partnership’s balance sheet prior to the adoption of FIN 46R.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

The Partnership does not presently believe that the consolidation of VIEs for reporting under GAAP will impact the Partnership’s tax status of the mortgage revenue bonds, amounts reported to BUC holders on IRS Form K-1, the Partnership’s ability to distribute tax-exempt income to BUC holders, the current level of quarterly distributions or the tax-exempt status of the underlying mortgage revenue bonds.

10. Segment Reporting

The Company defines each of the Partnership’s investments in bonds as an individual operating segment. The Company has determined that all of the Partnership’s investments in bonds have similar economic characteristics and other criteria, which permit the investments in bonds to be aggregated into one reportable segment.

The Partnership’s chief operating decision-makers assess and measure operating results based on its investments in bonds by calculating interest income earned less interest expense incurred on the financing securitizations. Although the VIEs are consolidated with the Partnership for financial statement reporting purposes, and all but one of the Partnership’s investments in bonds are eliminated in consolidation, the Partnership’s chief operating decision-makers continue to assess and measure operating results based on the Partnership’s investments in bonds.

The financial information contained in the Partnership’s financial statements is utilized by the Partnership’s decision-makers in order to assess and measure the operating results based on the investments in bonds. Such financial information is disclosed in the “Partnership” column presented in Note 9.

The Company does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of the Company’s consolidated revenues.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report (including, but not limited to, the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements that reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, the Company’s performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Company and the investments it has made constitute forward-looking statements. BUC holders and others should understand that these forward-looking statements are subject to numerous risks and uncertainties and a number of factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. These factors include general economic and business conditions such as the availability and credit worthiness of prospective tenants, lease rents, operating expenses, the terms and availability of financing for properties financed by the tax-exempt mortgage revenue bonds owned by the Partnership, adverse changes in the real estate markets from governmental or legislative forces, lack of availability and credit worthiness of counterparties to finance future acquisitions and interest rate fluctuations.

Critical Accounting Policies

The Company’s critical accounting policies are the same as those described in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2003 with the addition of the following:

Variable interest entities (“VIEs”)

When the Partnership invests in a tax-exempt mortgage revenue bond which is collateralized by the underlying multifamily property, the Partnership will evaluate the entity which issued the tax-exempt mortgage revenue bond to determine if it is a VIE as defined by FIN 46R. FIN 46R is a complex standard that requires significant analysis and judgment. If it is determined that the entity is a VIE, the Partnership will then evaluate if it is the primary beneficiary of such VIE. If the Partnership determines itself to be the primary beneficiary of the VIE, then the assets, liabilities and financial results of the related multifamily property will be consolidated in the Partnership’s financial statements. As a result of such consolidation, the tax-exempt or taxable debt financing provided by the Partnership to such consolidated VIE will be eliminated as part of the consolidation process. However, the Partnership will continue to receive interest and principal payments on such debt and these payments will retain their characterization as tax-exempt or taxable, as the case may be.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

mortgage revenue bonds and related investments, taking advantage of attractive financing structures available in the tax-exempt securities market and entering into interest rate risk management instruments.

The Partnership’s primary assets are its tax-exempt mortgage revenue bonds, which provide permanent financing for eleven multifamily housing properties. A description of the multifamily housing properties collateralizing the tax-exempt mortgage revenue bonds owned by the Partnership as of September 30, 2004 and for the nine months ended September 30, 2004 is as follows:

			Number	Percentage
		Number	of Units	of Units	Economic
Property Name	Location	of Units	Occupied	Occupied	Occupancy (1)
Ashley Point at Eagle Crest	Evansville, IN	150	142	95%	82%
Ashley Square	Des Moines, IA	144	142	99%	91%
Bent Tree Apartments	Columbia, SC	232	201	87%	79%
Chandler Creek Apartments	Round Rock, TX	216	197	91%	58%
Clear Lake Colony Apartments	West Palm Beach, FL	316	292	92%	86%
Fairmont Oaks Apartments	Gainsville, FL	178	170	96%	84%
Iona Lakes Apartments	Ft. Myers, FL	350	302	86%	82%
Lake Forest Apartments	Daytona Beach, FL	240	228	95%	81%
Northwoods Lake Apartments	Duluth, GA	492	448	91%	69%
Woodbridge Apts. of Bloomington III	Bloomington, IN	280	232	83%	87%
Woodbridge Apts. of Louisville II	Louisville, KY	190	176	93%	90%

		2,788	2,530	91%	79%

(1)	Economic occupancy is presented for the nine months ended September 30, 2004, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units.

When comparing the consolidated financial statements for 2004 with those of 2003, the consolidation of VIEs under FIN 46R changes the presentation of financial information in the financial statements but does not change the Partnership’s primary purpose, business objectives or the primary assets the Partnership holds to meet its purpose and objectives. Going forward, the Company’s consolidated financial statements will present consolidated financial information of the underlying properties rather than the interest income generated from the tax-exempt mortgage revenue bonds and taxable loans made by the Partnership to finance these properties.

Executive Summary

The multifamily housing industry is experiencing soft market conditions which are attributable to three factors: (i) economic conditions in certain markets; (ii) over-building of apartment properties; and (iii) record levels of single family home purchases largely due to record low mortgage interest rates. These factors have reduced the availability and increased the competition for credit-worthy tenants, which in turn reduces effective rents in the form of concessions and increases operating costs such as leasing incentives. As of September 30, 2004, all of the Partnership’s tax-exempt mortgage revenue bonds were paying their full amount of base interest; however, a prolonged weakened economy and the resulting decline in net rental revenues from the Partnership’s collateral of multifamily properties may negatively impact future interest income. At certain properties the decline in net rental income may last for an extended period. As a result, the Partnership has the ability and may restructure the terms of the related tax-exempt mortgage revenue bond to reduce the base interest rate.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

In June 2004, the terms of $25,250,000 of tax-exempt mortgage revenue bonds, for which the Partnership holds an investment in and were eliminated in the VIE consolidation, were restructured to reduce the base interest rate from 7.5% to 5.0% and create two separate issue series, Series A for $19,100,000 and Series B for $6,150,000. The Partnership subsequently sold $19,100,000 (Series A) of its investment in the tax-exempt mortgage revenue bonds and used a portion of the proceeds to repay $14,000,000 in debt financing. The Series B bonds are subordinate to the Series A bonds. The $19,043,000 in bonds payable included in the consolidated balance sheet as of September 30, 2004 is an obligation of a consolidated VIE which owns the property securing the bonds. The Partnership’s investment in the Series B bonds for $6,150,000 and the VIEs related bonds payable eliminate in consolidation. The bonds mature in June 2034.

In April 2004, the Partnership converted $2,823,248 of the taxable loan to Clarkson College into tax-exempt mortgage revenue bonds issued on April 1, 2004. The Partnership funded an additional $3,376,752 during the period ended September 30, 2004 for the project which was completed. The Partnership holds the full $6,200,000 of the bonds issued for the project.

The following is a summary of significant items or events that have had or could have an effect on the Company’s financial position, results of operations, and liquidity:

•	The VIEs for which the Partnership is the primary beneficiary have been consolidated into the Partnership’s financial results effective January 1, 2004.

•	Physical occupancy at the Partnership’s properties decreased from 92% as of December 31, 2003 to 91% as of September 30, 2004 while average economic occupancy decreased from 83% for the year ended December 31, 2003 to 79% for the nine months ended September 30, 2004.

•	Approximately $804,000 of expenses were incurred related to hurricane damages sustained by certain properties located in Florida and Georgia.

Results of Operations

Consolidated Results of Operations

     The following discussion of the Company’s results of operations for the three and nine month periods ended September 30, 2004 and 2003 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2003.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Three Months Ended September 30, 2004 compared to Three Months Ended September 30, 2003 (Consolidated)

Change in Results of Operations

	For the Three	For the Three
	Months Ended	Months Ended	Dollar	Percentage
	Sept. 30, 2004	Sept. 30, 2003	Change	Change
Income
Rental income	$4,790,684	$—	$4,790,684	100%
Real estate operating expenses	(3,162,108)	—	(3,162,108)	100%
Depreciation expense	(1,015,475)	—	(1,015,475)	100%

Income from rental operations	613,101	—	613,101	100%

Other income
Mortgage revenue bond investment income	253,852	2,210,037	(1,956,185)	-89%
Other bond investment income	80,438	80,438	—	—
Other interest income	10,511	26,031	(15,520)	-60%

	344,801	2,316,506	(1,971,705)	-85%

Other expenses
Interest expense	998,849	(36,394)	1,035,243	2845%
Amortization expense	10,784	12,380	(1,596)	-13%
Hurricane related expenses	803,960	—	803,960	100%
General and administrative expenses	508,670	272,058	236,612	87%

	2,322,263	248,044	2,074,219	836%

Net income (loss)	$(1,364,361)	$2,068,462	$(3,432,823)	-166%

     Rental income. Rental income in the current period is the result of consolidating the VIEs. No rental income was recorded in 2003 since the Partnership did not report the VIEs’ financial results on a consolidated basis in 2003. The rental income recognized is reflective of current physical occupancy of 91% and economic occupancy of 79% for the three months ended September 30, 2004.

     Real estate operating expenses. Real estate operating expenses in the current period are the result of consolidating the VIEs. Real estate operating expenses are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate. The real estate operating expenses remained fairly consistent from quarter to quarter in 2004.

     Depreciation expense. Depreciation expense in the current period is the result of consolidating the financial results of VIEs. This expense remained fairly consistent from quarter to quarter in 2004 and is expected to remain constant for the remainder of the year because no significant capital expenditures are planned for the real estate properties owned by the consolidated VIEs.

     Mortgage revenue bond investment income. The decrease in mortgage revenue bond investment income from 2003 to 2004 is due primarily to the elimination of the interest income payments received by the Partnership from the VIEs as a result of consolidation. This income relates directly to the tax-exempt mortgage revenue bond expense of the underlying properties which are owned by the VIEs. Additionally, there is a decrease resulting from the sale of $19.1 million of the Northwoods Lake bonds in June of 2004. These decreases were offset by an increase in tax-exempt interest income due to the acquisition of the Chandler Creek tax-exempt mortgage revenue bonds in December of 2003 and the Clarkson College bonds in April of 2004.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

     Interest expense. Interest expense on the Partnership’s debt financing increased by approximately $730,000 due to the larger mark-to-market adjustment of interest rate caps as required by FAS No. 133 for the current quarter as compared to the prior quarter coupled with an increase in the variable short-term tax-exempt interest rates over the prior quarter. There was also an increase due to the sale of the $19.1 million of Northwoods Lake bonds that are not eliminated since they are owned by a third party. These increases were offset by a decrease due to the payoff of the debt financing for Northwoods Lake Apartments in June of 2004. The Company’s effective interest rate on its debt financing, excluding the effect of marking the interest rate cap agreements to market, was 2.02% for the three months ended September 30, 2004 compared to 1.79% for the three months ended September 30, 2003.

     Hurricane related expenses. These expenses relate to the hurricane damages sustained by certain properties located in areas of Florida and Georgia that were affected by the various hurricanes that hit during the quarter. No such expenses were incurred in the third quarter of 2003.

     General and administrative expenses. General and administrative expenses increased due primarily to an increase in accounting fees, salaries and related expenses, additional costs related to the Company’s Sarbanes-Oxley project pertaining to the Company’s internal controls and higher administrative fees paid to the General Partner resulting from the acquisition of additional tax-exempt investments by the Partnership in accordance with its investment strategy.

Nine Months Ended September 30, 2004 compared to Nine Months Ended September 30, 2003 (Consolidated)

Change in Results of Operations

	For the Nine	For the Nine
	Months Ended	Months Ended	Dollar	Percentage
	Sept. 30, 2004	Sept. 30, 2003	Change	Change
Income
Rental income	$14,487,435	$—	$14,487,435	100%
Real estate operating expenses	(8,739,099)	—	(8,739,099)	100%
Depreciation expense	(3,078,493)	—	(3,078,493)	100%

Income from rental operations	2,669,843	—	2,669,843	100%

Other income
Mortgage revenue bond investment income	655,137	6,548,147	(5,893,010)	-90%
Other bond investment income	241,313	241,312	1	—
Other interest income	50,355	85,196	(34,841)	-41%

	946,805	6,874,655	(5,927,850)	-86%

Other expenses
Interest expense	1,765,540	1,375,765	389,775	28%
Amortization expense	176,807	35,774	141,033	394%
Hurricane related expense	803,960	—	803,960	100%
General and administrative expenses	1,185,707	857,197	328,510	38%

	3,932,014	2,268,736	1,663,278	73%

Income (loss) before cumulative effect of a change in accounting principle	(315,366)	4,605,919	(4,921,285)	-107%
Cumulative effect of a change in accounting principle	(38,023,001)	—	(38,023,001)	-100%

Net income (loss)	$(38,338,367)	$4,605,919	$(42,944,286)	-932%

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

     Rental income. Rental income in the current period is the result of consolidating the VIEs. No rental income was recorded in 2003 since the Partnership did not report the VIEs’ financial results on a consolidated basis in 2003. The rental income recognized is reflective of current physical occupancy of 91% and economic occupancy of 81% for the nine months ended September 30, 2004.

     Real estate operating expenses. Real estate operating expenses in the current period are the result of consolidating the VIEs. Real estate operating expenses are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate.

     Depreciation expense. Depreciation expense in the current period is the result of consolidating the financial results of VIEs. This expense remained fairly consistent from quarter to quarter in 2004 and is expected to remain constant for the remainder of the year because no significant capital expenditures are planned for the real estate properties owned by the consolidated VIEs.

     Mortgage revenue bond investment income. The decrease in mortgage revenue bond investment income from 2003 to 2004 is due primarily to the elimination of the interest income payments received by the Partnership from the VIEs as a result of consolidation. The income relates directly to the tax-exempt mortgage revenue bond expense of the underlying properties which are owned by the VIEs. Additionally, there is a decrease resulting from the sale of $19.1 million of the Northwoods Lake bonds in June of 2004. These decreases are offset by an increase in tax-exempt interest income due to the acquisition of Chandler Creek tax-exempt mortgage revenue bonds in December 2003 and the Clarkson College bonds in April of 2004.

     Interest expense. Interest expense on the Partnership’s debt financing increased primarily due to the interest expense associated with the $19.1 million of Northwoods Lake bonds that are not eliminated since they are owned by a third party. Additional increases are due to (i) the securitization transaction to acquire the Fairmont Oaks Apartments tax-exempt mortgage revenue bond in April 2003; and (ii) an additional $9,000,000 of debt financing on Northwoods Lake Apartments. The Company’s effective interest rate on its debt financing, excluding the effect of marking the interest rate cap agreements to market, was 1.91% for the nine months ended September 30, 2004 and September 30, 2003.

     Amortization expense. Amortization expense increased primarily due to the bond and debt financing costs expensed for the nine months ended September 30, 2004 on the restructure of the Northwood Lakes bonds.

     Hurricane related expenses. These expenses relate to the hurricane damages sustained by certain properties located in the areas of Florida and Georgia that were affected by the various hurricanes that hit during the period. No such expenses were incurred in 2003.

     General and administrative expenses. General and administrative expenses increased due primarily to an increase in accounting fees, salaries and related expenses, additional costs related to the Company’s Sarbanes-Oxley project pertaining to the Company’s internal controls and higher administrative fees paid to the General Partner resulting from the acquisition of additional tax-exempt investments by the Partnership in accordance with its investment strategy.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Partnership Only Results of Operations

The following discussion of the Partnership’s results of operations for the three and nine month periods ended September 30, 2004 and 2003 is presented as it reflects the operations of the Partnership prior to the consolidation of the VIEs, which was required with the implementation of FIN 46R effective January 1, 2004. This information reflects the information used by management to analyze its operations and is reflective of the segment data discussed in Note 10. As discussed in Note 10, this information is reconciled to the Consolidated Statements of Operations and Comprehensive Income (Loss) in Note 9.

Three Months Ended September 30, 2004 compared to Three Months Ended September 30, 2003 (Partnership Only)

Changes in Results of Operations

	For the Three	For the Three
	Months Ended	Months Ended	Dollar	Percentage
	Sept. 30, 2004	Sept. 30, 2003	Change	Change
Income
Mortgage revenue bond investment income	$2,056,033	$2,210,037	$(154,004)	-7%
Other bond investment income	80,438	80,438	—	0%
Other interest income	26,176	26,031	145	1%

	2,162,647	2,316,506	(153,859)	-7%

Expenses
Interest expense	706,657	(36,394)	743,051	-2042%
Amortization expense	10,198	12,380	(2,182)	-18%
General and administrative expenses	508,670	272,058	236,612	87%

	1,225,525	248,044	977,481	394%

Net income	$937,122	$2,068,462	$(1,131,340)	-55%

     Mortgage revenue bond investment income. Mortgage revenue bond investment income decreased due to: (i) a decrease in interest earned on $19.1 million of the Northwoods Lake Apartments tax-exempt mortgage revenue bonds sold in June 2004, which was partially offset by (ii) interest earned from the acquisition of Chandler Creek tax-exempt mortgage revenue bonds in December 2003; and (iii) interest earned on the acquisition of the Clarkson College tax-exempt bonds issued in April 2004. The Partnership earned all of its base interest due in the third quarter of 2004 on its entire tax-exempt mortgage revenue bonds held as of September 30, 2004.

     Interest expense. Interest expense on the Partnership’s debt financing increased due to (i) the mark-to-market adjustment of interest rate caps as required by FAS No. 133; (ii) the interest expense associated with the securitization transaction to acquire the Fairmont Oaks Apartments tax-exempt mortgage revenue bond in April 2003; (iii) an additional $9,000,000 of debt financing on Northwoods Lake Apartments; and (iv) interest rate cap expense related to the convertible cap agreement purchased in February 2003. These increases were offset by a decline in the variable short-term tax-exempt interest rates. The Partnership’s effective interest rate on its debt financing, excluding the effect of marking the interest rate cap agreements to market, was 2.02% for the three months ended September 30, 2004 compared to 1.79% for the three months ended September 30, 2003.

     General and administrative expenses. General and administrative expenses increased due primarily to increases in salaries and related expenses, additional costs related to the Sarbanes-Oxley project pertaining to the Company’s internal controls and higher administrative fees paid to the General Partner resulting from the acquisition of additional tax-exempt investments by the Partnership in accordance with its investment strategy.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Nine Months Ended September 30, 2004 compared to Nine Months Ended September 30, 2003 (Partnership Only)

Changes in Results of Operations

	For the Nine	For the Nine
	Months Ended	Months Ended	Dollar	Percentage
	Sept. 30, 2004	Sept. 30, 2003	Change	Change
Income
Mortgage revenue bond investment income	$6,710,951	$6,548,147	$162,804	2%
Other bond investment income	241,313	241,312	1	0%
Other interest income	99,826	85,196	14,630	17%

	7,052,090	6,874,655	177,435	3%

Expenses
Interest expense	1,428,491	1,375,765	52,726	4%
Amortization expense	185,923	35,774	150,149	420%
General and administrative expenses	1,185,707	857,197	328,510	38%

	2,800,121	2,268,736	531,385	23%

Net income	$4,251,969	$4,605,919	$(353,950)	-8%

     Mortgage revenue bond investment income. Mortgage revenue bond investment income increased due to: (i) interest earned on the Chandler Creek Apartments bond which was acquired in December 2003; (ii) an increase in interest earned on Fairmont Oaks Apartments tax-exempt mortgage revenue bonds acquired in April 2003; and (iii) interest earned on the acquisition of the Clarkson College tax-exempt bonds issued in April 2004, offset by (iv) a decrease in interest earned on $19.1 million of the Northwoods Lake Apartments tax-exempt mortgage revenue bonds sold in June 2004; and (v) a decrease in past-due base interest earned. The Partnership earned all of its base interest due in the first nine months of 2004 on its entire tax-exempt mortgage revenue bonds held as of September 30, 2004.

     Other interest income. Other interest income represents income earned on the Partnership’s taxable loans and cash and cash equivalents. The increase is primarily due to interest earned on the taxable loan for Clarkson College prior to being converted to tax-exempt bonds in April 2004, offset by a decrease in interest income on cash and cash equivalents due to a decrease in the average cash balance and lower interest rates earned on its cash and cash equivalents.

     Interest expense. Interest expense on the Partnership’s debt financing increased due to (i) the mark-to-market adjustment of interest rate caps as required by FAS No. 133; (ii) the interest expense associated with the securitization transaction to acquire the Fairmont Oaks Apartments tax-exempt mortgage revenue bond in April 2003; (iii) an additional $9,000,000 of debt financing on Northwoods Lake Apartments; and (iv) interest rate cap expense related to the convertible cap agreement purchased in February 2003. These increases were offset by a decline in the variable short-term tax-exempt interest rates. The Partnership’s effective interest rate on its debt financing, excluding the effect of marking the interest rate cap agreements to market, was 1.91% for the nine months ended September 30, 2004 and September 30, 2003.

     Amortization expense. Amortization expense increased primarily due to the bond and debt financing costs expensed on the restructure of the Northwood Lakes bonds.

     General and administrative expenses. General and administrative expenses increased due primarily to an increase in salaries and related expenses, additional costs related to the Sarbanes-Oxley project pertaining to the Company’s internal controls and higher administrative fees paid to the General Partner resulting from the acquisition of additional tax-exempt investments by the Partnership in accordance with its investment strategy.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Cash Available for Distribution (“CAD”)

To calculate CAD, amortization expense related to debt financing costs and bond issuance costs, interest rate cap expense, provision for loan losses, realized losses on investments and net income (loss) from VIEs are added back to the Company’s net income as computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company uses CAD as a supplemental measurement of the Partnership’s performance and, ultimately, its ability to pay distributions.

There is no generally accepted methodology for computing CAD, and the Company’s computation of CAD may not be comparable to CAD reported by other companies.

Although the Company considers CAD to be a useful measure of its operating performance, CAD should not be considered as an alternative to net income (loss) or net cash flows from operating activities which are calculated in accordance with GAAP.

The following sets forth a reconciliation of the Company’s net income (loss) as determined in accordance with GAAP and its CAD for the periods set forth.

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Net income (loss)	$(1,364,361)	$2,068,462	$(38,338,367)	$4,605,919
Net loss from VIEs before elimination entries	2,317,285	—	4,646,388	—
Elimination of amortization due to VIE consolidation	(15,802)	—	(79,053)	—
Cumulative effect of change in accounting principle	—	—	38,023,001	—

Net income before impact of VIE consolidation	937,122	2,068,462	4,251,969	4,605,919
Interest rate cap expense	391,538	(338,117)	421,788	445,871
Amortization expense (Partnership Only)	10,198	12,380	185,923	35,774

CAD	$1,338,858	$1,742,725	$4,859,680	$5,087,564

Liquidity and Capital Resources

Tax-exempt interest earned on the mortgage revenue bonds represents the Partnership’s principal source of cash flow. Tax-exempt interest is primarily comprised of base interest on the mortgage revenue bonds. The Partnership will also receive from time to time contingent interest on the mortgage revenue bonds. Contingent interest is only paid when the underlying properties generate excess cash flow, therefore, cash in-flows are fairly fixed in nature and increase when the underlying properties have strong economic performances and when the Partnership acquires additional tax-exempt mortgage revenue bonds.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

The VIEs’ primary source of cash is net rental revenues generated by its real estate investments. Net rental revenues from a multifamily apartment property depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market area in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of an apartment property.

The VIEs’ primary uses of cash are: (i) the payment of operating expenses; and (ii) the payment of debt service on the VIEs’ bonds and mortgage notes payable.

Cash provided by operating activities for the nine months ended September 30, 2004 decreased $717,781 compared to the same period a year earlier mainly due to timing differences in the payment of accounts payable and accrued expenses, settlement of interest receivable and other assets, and the increase in restricted cash. Cash used in investing activities decreased $2,756,429 for the nine months ended September 30, 2004 compared to the same period in 2003 primarily due to a decrease in the acquisition of tax-exempt mortgage revenue bonds which was offset by an increase in taxable loans. Cash provided by financing activities decreased $2,896,537 for the nine months ended September 30, 2004 compared to the same period in 2003 primarily due to the payment of the short-term financing that was in place and the large principal payment made on debt financing which was offset by proceeds from a bond payable and the fact that the Company did not acquire an interest rate cap agreement as it did in February of 2003.

The following table sets forth information relating to cash distributions paid per BUC holder for the periods shown:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Cash Distributions	$0.1350	$0.1350	$0.4050	$0.4050

Contractual Obligations

There were no significant changes to the Company’s contractual obligations during the three months ended September 30, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposures are interest rate risk and credit risk. The Company’s exposure to market risks relates primarily to its investments in tax-exempt mortgage revenue bonds and its debt financing.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company’s control. The nature of the Partnership’s investment in the tax-exempt mortgage revenue bonds and the debt financing used to finance these investments exposes the Partnership to financial risk due to fluctuations in market interest rates.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

The tax-exempt mortgage revenue bonds bear base interest at fixed rates and may additionally pay contingent interest which fluctuates based upon the cash flows of the underlying property.

As of September 30, 2004, the Company had total debt financing outstanding of $62,330,000. The weighted average interest rate of the variable-rate financing was 1.91% in the aggregate, including fees, for the nine months ended September 30, 2004.

The stated maturity dates of the Company’s debt financing are as follows:

Stated
Maturity	Amount
2004	$—
2005	—
2006	—
2007	7,970,000
2008	—
2009 and thereafter	54,360,000

$62,330,000

The Company is managing its interest rate risk on its debt financing by entering into interest rate cap agreements that cap the amount of interest expense it could pay on its floating rate debt financing as follows:

	Principal of	Effective		Maturity	Purchase
Date Purchased	Debt Financing	Capped Rate		Date	Price	Counterparty
July 1, 2002	$20,000,000	3.90%		July 1, 2006	$489,000	Bear Stearns Financial Products Inc.
November 1, 2002	$10,000,000	3.90	% (1)	November 1, 2007	$250,000	Bank of America
February 1, 2003	$15,000,000	4.40	% (2)	January 1, 2010	$608,000	Bank of America

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

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

The Company is also exposed to credit risk with respect to its debt financing. All of the Partnership’s debt financing has been obtained using securitizations issued through the Merrill Lynch P-Float program. In this program, the senior interests sold are credit enhanced by Merrill Lynch or its affiliate. The inability of Merrill Lynch or its affiliate to perform under the program or impairment of the credit enhancement may terminate the transaction and cause the Partnership to lose the net interest income earned as a result. The Company recognizes the concentration of financing with this institution and periodically monitors its ability to continue to perform. In addition, the Company’s interest rate cap agreements are with two other counterparties. The $20 million rate cap agreement is with Bear Stearns and the $10 million and $15 million rate cap agreements are with Bank of America.

As the above information incorporates only those material positions or exposures that existed as of September 30, 2004, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks on the Company will depend on the exposures that arise during the period, the Company’s risk mitigating strategies at that time and the overall business and economic environment.

Cash Concentrations of Credit Risk

The Company’s cash and cash equivalents are deposited primarily into trust accounts at multiple financial institutions and are not covered by the Federal Deposit Insurance Corporation.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Principal Executive Officer and Principal Financial Officer of America First have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the Company’s reports under the Securities Exchange Act of 1934.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

(b) Changes in internal controls. There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect those controls made during the quarter covered by this report, that have, or are reasonably likely to materially affect the Company’s internal control over financial reporting except as follows:

In response to a material weakness in internal controls over financial reporting identified with respect to the consolidation of variable interest entities and previously disclosed in the Partnership’s amended March 31, 2004 Quarterly Report on Form 10-Q/A, the Company has modified its disclosure controls and procedures to place additional emphasis on the review of the consolidation of variable interest entities.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

PART II — OTHER INFORMATION

Item 6. Exhibits.

The following exhibits are filed as required by Item 6 of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

By America First Capital
Associates Limited
Partnership Two, General
Partner of the Partnership

By America First Companies L.L.C.,
General Partner of
America First Capital
Associates Limited
Partnership Two

Date: November 12, 2004	/s/ Lisa Y. Roskens

Lisa Y. Roskens
Chief Executive Officer