Form 10-K/A
period 2003-12-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2005-03-01
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 -K/A

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Beneficial Unit Certificates representing assignments of limited partnership interests in America First Tax Exempt Investors, L.P. (the “BUCs”)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐ No ☑

     The aggregate market value of the registrant’s BUCs held by non-affiliates based on the final sales price of the BUCs on the last business day of the registrant’s most recently completed second fiscal quarter was $70,537,944.

DOCUMENTS INCORPORATED BY REFERENCE
None

  i

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

  ii

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

EXPLANATORY NOTE

This Amendment to the America First Tax Exempt Investors, L.P. (the “Partnership”) Annual Report on Form 10-K/A for the year ended December 31, 2003 , is being filed in order to amend the language in Item 9A. In Item 9A. of the originally filed 10-K, the officers inappropriately stated that the control structure was operating effectively, with certain exceptions. The amendment now states that the officers have determined that the Partnership’s disclosure controls and procedures were ineffective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the Partnership’s reports under the Securities Exchange Act of 1934 due to the material weakness described in Item 9A. This amendment does not impact the Partnership’s audited financial statements or any other information contained in the originally filed 10-K except for Item 9A.

PART I

Item 1. Business.

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

The revenue bonds provide for the payment of fixed-rate base interest to the Partnership and for the payment of contingent interest based upon net cash flow and net capital appreciation of the underlying real estate properties. The amount of interest income earned by the Partnership from its investment in tax-exempt mortgage revenue bonds is a function of the net rental revenues generated by the properties collateralizing the tax-exempt mortgage revenue bonds. Net rental revenues from a multifamily residential property depend on the rental and occupancy rates of the property and the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property. Therefore, the return to the Partnership depends upon the economic performance of the multifamily residential properties which collateralize the tax-exempt mortgage revenue bonds. For this reason, the Partnership’s investments are dependent on the economic performance of such real estate and may be considered to be in competition with other income-producing real estate of the same type in the same geographic areas.

The Partnership may also invest in other types of tax-exempt securities that may or may not be secured by real estate. These tax-exempt securities must be rated in one of the highest four rating categories by at least one nationally recognized securities rating agency and may not represent more than 25% of the Partnership’s assets

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

at the time of acquisition. The Partnership may also acquire taxable mortgage loans secured by multifamily properties which collateralize tax-exempt mortgage revenue bonds secured by the same property.

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

The Partnership seeks to achieve its investment growth strategy by investing in additional tax-exempt mortgage revenue bonds and related investments, taking advantage of attractive financing structures available in the tax-exempt securities market and entering into interest rate risk management instruments. The Partnership may finance the acquisition of additional tax-exempt mortgage revenue bonds through the reinvestment of cash flow, the issuance of additional Beneficial Unit Certificates (“BUCs”), and securitization financing arising from its existing portfolio of tax-exempt mortgage revenue bonds. The Partnership’s operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 40% and 60% of the total market value of its assets.

To date, the Partnership has financed acquisitions of additional revenue bonds through a securitization transaction offered through the Merrill Lynch proprietary residual interest tax-exempt securities and puttable floating option tax-exempt receipts “P-Float” program. In a securitization transaction, the Partnership deposits a tax-exempt mortgage revenue bond into a trust which issues two types of securities, senior securities (“P-Floats”) and subordinated residual interest securities (“RITES”). The P-Floats are floating rate securities representing a beneficial ownership interest in the outstanding principal and interest of the tax-exempt mortgage revenue bond credit enhanced by Merrill Lynch (or a Merrill Lynch affiliate) and sold to institutional investors. The Partnership receives the net proceeds from the sale of the P-Floats and may use these funds to make additional investments. The RITES are issued to the Partnership and represent a beneficial ownership interest in the remaining interest on the underlying tax-exempt mortgage revenue bond. The Partnership maintains a call right on the senior P-Float securities and this allows it to collapse the trusts and retain a level of control over the underlying revenue bond. The call price of a P-Float is equal to its par amount plus 10% of any increase in the market value of the underlying revenue bonds. These transactions are accounted for as secured borrowings, and, in effect, provide the Partnership with variable-rate financing. Accordingly, these senior certificates are recorded as debt financing, the revenue bonds as investment securities held in trust, and the RITES as investment securities. The cash basis cost of funds relating to the P-Floats/RITES program (calculated as interest expense as a percentage of the weighted average face amount of the P-Floats), excluding the effect of marking the interest rate cap agreements to market, was approximately 1.86% for the year ended December 31, 2003.

In keeping with its investment growth strategy, in December 2003, the Partnership acquired $15,795,000 of tax-exempt mortgage revenue bonds secured by Chandler Creek Apartments for a purchase price of $12,000,000. The bonds bear interest at 7.60% per annum and have a maturity date of November 1, 2042. The bonds amortize over their term commencing September 1, 2007. Chandler Creek Apartments, which serves as collateral for the bonds, is a 216-unit garden-style apartment community that was constructed ni 2001 located in Round Rock, Texas. The acquisition was financed in the short term with $9,000,000 of proceeds from the transfer of $9,000,000 of the Northwoods Lake Apartments tax-exempt mortgage revenue bonds to Merrill

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Lynch and the $3,000,000 remainder paid in cash. On January 15, 2004, the Partnership entered into a securitization transaction whereby the $9,000,000 of Northwoods Lake Apartments tax-exempt mortgage revenue bonds previously transferred to Merrill Lynch were securitized using the Merrill Lynch P-Float program. The $15,795,000 Chandler Creek Apartments tax-exempt mortgage revenue bond was also pledged as collateral under the same P-Float financing agreement. In connection with this acquisition, on January 30, 2004, the Partnership entered into a Forbearance Agreement with the owners of Chandler Creek Apartments which sets forth the terms under which the Partnership agrees to forbear from the exercise of remedies against the Chandler Creek Apartments owners due to certain continuing defaults under the documents securing the bonds. Among the conditions to forbearance is (i) the payment of interest on the entire outstanding principal amount of the bonds at 4.56% per annum; (ii) the appointment of America First Properties Management Company (an affiliate of the General Partner) as the property manager of the Chandler Creek Apartments; and (iii) the payment of a mortgage placement fee of $120,000 paid by Chandler Creek Apartments to the General Partner. The Forbearance Agreement will terminate upon the earlier of (i) a restructuring of the bonds; (ii) the date of cancellation of the bond indenture; (iii) the date of termination of the Forbearance Agreement by the bond trustee; (iv) the date of an owner default under the Forbearance Agreement; (v) the date of termination of the property management agreement; (vi) the termination date agreed upon by the Partnership and the owner; or (vii) December 15, 2005.

In connection with the financing of the Chandler Creek bonds, the Partnership also expects to enter into a Custody Agreement with the significant terms being (i) the Partnership’s right to payment of interest on the entire $15,795,000 of the Chandler Creek tax-exempt mortgage revenue bonds will be placed into a trust that will issue senior certificates in the notional amounts of $11,500,000 and $500,000 to the Partnership and an unaffiliated third party, respectively. The senior certificates will pay up to approximately 6.00% on a notional amount of $12,000,000 on a senior priority basis. The trust will issue a subordinate junior certificate in a notional principal of $3,795,000 to a separate unaffiliated third party. The junior certificate will pay up to approximately 6.00% on the notional amount of $3,795,000 on a subordinate priority basis. Interest paid on the certificates above 6.00% up to the bond’s stated rate of 7.60% will be paid on a parity basis among the Partnership and the other certificate holders based upon the notional amount of their certificates.

During the last quarter of 2003, the Partnership made a taxable loan in the amount of $566,803 for the development of a 140- bed student housing facility for Clarkson College in Omaha, Nebraska. The loan provided interim funding for the start- up costs on the project. The loan bears interest at a rate of 6.0%per annum and principal and interest shall be due and payable when the tax- exempt mortgage revenue bonds are issued. Clarkson College has the right to voluntarily prepay all or part of the principal balance of the note at any time without penalty. The tax- exempt mortgage revenue bonds which will provide the permanent financing for the project are expected to be issued in 2004 for approximately $6,200,000 at an annual rate of 6.0%. The expects to acquire these tax-exempt mortgage revenue bonds and a portion of the proceeds will be used to repay the taxable loan.

Management and Employees

The Partnership is managed by its General Partner, America First Capital Associates Limited Partnership Two (“AFCA 2”). The Partnership has no employees. Certain services are provided to the Partnership by employees of America First Companies L.L.C. (“America First”) which is the general partner of AFCA 2, and the Partnership reimburses America First for its allocated share of these salaries and benefits. The Partnership is not charged, and does not reimburse America First, for the services performed by executive officers of America First.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

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

Because the Partnership’s return on its tax-exempt mortgage revenue bonds depends on the economic performance of the multifamily residential properties financed by these bonds, the Partnership may be considered to be in competition with other residential real estate in the same geographic areas. In each city in which the properties collateralized by the tax-exempt mortgage revenue bonds owned by the Partnership are located, such properties compete with a substantial number of other multifamily properties. Multifamily properties also compete with single-family housing that is either owned or leased by potential tenants. The principal method of competition is to offer competitive rental rates. Such properties also compete by emphasizing property location, amenities, maintenance, and property physical condition.

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

Tax Status

The Partnership is classified as a partnership for federal income tax purposes and accordingly, it makes no provision for income taxes. The distributive share of the Partnership’s income, deductions and credits is included in each BUC holder’s income tax return.

Risk Factors

The financial condition and results of operations of the Partnership are affected by various factors, many of which are beyond the Partnership’s control. These include the following:

•	The receipt of interest and principal payments on the Partnership’s tax-exempt mortgage revenue bonds will be affected by the economic results of the underlying multifamily properties.

Although the Partnership’s tax-exempt mortgage revenue bonds are issued by state or local housing authorities, they are not obligations of these governmental entities and are not backed by any taxing authority. Instead, each of these revenue bonds is backed by a non-recourse loan made to the owner of the underlying apartment complex and is secured by a first mortgage lien on the property. Because of the non-recourse nature of the underlying mortgage loans, the sole source of cash to pay base and contingent interest on the revenue bond, and to ultimately pay the principal amount of the bond, is the net cash flow generated by the operation of the financed property and the net proceeds from the ultimate sale or refinancing of the property. This makes the Partnership’s investments in these mortgage revenue bonds subject to the kinds of risks usually associated with direct investments in multifamily real estate. If a property is unable to sustain net rental revenues at a level necessary to pay its debt service obligations on the Partnership’s tax-exempt mortgage revenue bond on the property, a default may occur. Net rental revenues and net sale proceeds from a particular property are applied only to debt service payments of the particular mortgage revenue bond secured by that property and are not available to satisfy debt

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

service obligations on other mortgage revenue bonds held by the Partnership. In addition, the value of a property at the time of its sale or refinancing will be a direct function of its perceived future profitability. Therefore, the amount of base and contingent interest that the Partnership earns on its mortgage revenue bonds, and whether or not it will receive the entire principal balance of the bonds as and when due, will depend to a large degree on the economic results of the underlying apartment complexes.

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

•	The value of the properties is the only source of repayment of the Partnership’s tax-exempt mortgage revenue bonds

The principal of most of the Partnership’s tax-exempt mortgage revenue bonds does not fully amortize over their terms. This means that all or some of the balance of the mortgage loans underlying these bonds will be repaid as a lump-sum “balloon” payment at the end of the term. The ability of the property owners to repay the mortgage loans with balloon payments is dependent upon their ability to sell the properties securing the Partnership’s tax-exempt mortgage revenue bonds or obtain refinancing. The mortgage revenue bonds are not personal obligations of the property owners, and the Partnership relies solely on the value of the properties securing these bonds for security.

Similarly, if a tax-exempt mortgage revenue bond goes into default, the Partnership’s only recourse is to foreclose on the underlying multifamily property. If the value of the underlying property securing the bond is less than the outstanding principal balance and accrued interest on the bond, the Partnership will suffer a loss.

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

•	There is additional credit risk when the Partnership makes a taxable loan on a property.

Taxable mortgage loans which are made by the Partnership to owners of the properties which secure mortgage revenue bonds held by the Partnership are non- recourse obligations of the property owner. As

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

a result, the sole source of principal and interest payments on these taxable loans is the net rental revenues generated by these properties or the net proceeds from the sale of these properties. The net rental revenue from the operation of a property may be affected by many things as discussed above. If a property is unable to sustain net rental revenues at a level necessary to pay current debt service obligations on the Partnership’s taxable loan on such property, a default may occur. In addition, any payment of principal and interest on a taxable loan on a particular property will be subordinate to payment of all principal and interest (including contingent interest) on the mortgage revenue bond secured by the same property. As a result, there may be a higher risk of default on the taxable loans than on the mortgage revenue bonds.

•	The Partnership may suffer adverse consequences from changing interest rates.

The Partnership has financed the acquisition of some of its assets using variable-rate debt financing. The interest paid by the Partnership on this financing fluctuates with a specific interest rate index. If the interest rate index increases, the Partnership’s interest expense will increase. This will reduce the amount of cash the Partnership has available for distribution and may affect the market value of the BUCs.

An increase in interest rates could also decrease the value of the Partnership’s tax-exempt mortgage bonds. A decrease in the value of the Partnership’s tax-exempt mortgage revenue bonds could cause the debt financing counterparty to demand additional collateral. If additional collateral is not available, the debt financing could be terminated in which case the Partnership could incur a loss of the associated net interest income. A decrease in the value of the Partnership’s tax-exempt mortgage revenue bonds could also decrease the amount the Partnership could realize on the sale of its investments and would decrease the amount of funds available for distribution to BUC holders.

•	There are risks associated with the Partnership’s debt financing.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

•	The Partnership’s tax-exempt mortgage revenue bonds are illiquid assets and their value may decrease.

The majority of the Partnership’s assets consist of its tax-exempt mortgage revenue bonds. These mortgage revenue bonds are relatively illiquid and there is no existing trading market for these mortgage revenue bonds. As a result, there are no market makers, price quotations or other indications of a developed trading market for these mortgage revenue bonds. In addition, no rating has been issued on any of the existing mortgage revenue bonds and the Partnership does not expect to obtain ratings on mortgage revenue bonds it may acquire in the future. Accordingly, any buyer of these mortgage revenue bonds would need to perform its own due diligence prior to a purchase. As a result, the Partnership’s ability to sell its tax-exempt mortgage revenue bonds, and the price it may receive upon their sale, will be affected by the number of potential buyers, the number of similar securities on the market at the time and a number of other market conditions. As a result, such a sale could result in a loss to the Partnership.

•	The Partnership uses derivatives to mitigate its interest rate risks.

The Partnership has used interest rate cap agreements to mitigate its interest rate risks on its debt financing. However, these derivative transactions do not fully insulate the Partnership from the interest rate risks to which it is exposed. In addition, the derivative instruments are required to be marked to market with the difference recognized in earnings as interest expense which can result in significant volatility to reported net income over the term of the caps. The counterparty to certain of these agreements has the right to convert them to fixed rate agreements and it is possible that such a conversion could result in the Partnership paying more interest than it would under its variable - rate financing. There is also a risk that a counterparty to the cap agreements will be unable to perform its obligations under the agreement.

•	The rent restrictions and occupant income limitations imposed on properties financed by tax-exempt mortgage revenue bonds may limit the revenues of the properties financed by the Partnership’s tax-exempt mortgage revenue bonds.

All of the properties securing the Partnership’s tax-exempt mortgage revenue bonds are subject to certain federal, state and/or local requirements with respect to the permissible income of their tenants. Since federal subsidies are not generally available on these properties, rents must be charged on a designated portion of the units at a level to permit these units to be continuously occupied by low or moderate income persons or families. As a result, these rents may not be sufficient to cover all operating costs with respect to these units and debt service on the applicable tax-exempt mortgage revenue bond. This may force the property owner to charge rents on the remaining units that are higher than they would be otherwise and may, therefore, exceed competitive rents which may adversely affect the occupancy rate of a property securing an investment and the property owner’s ability to service its debt.

•	The interest on the Partnership’s tax-exempt mortgage revenue bonds may become subject to taxation.

The tax-exempt status of the interest paid on the Partnership’s tax-exempt mortgage revenue bonds is subject to compliance by the underlying properties with the bond documents and covenants required by the bond issuing authority. If the tax-exempt status of any of the Partnership’s mortgage revenue bonds is successfully challenged, the interest income paid on that bond would be includable in gross income for federal tax purposes.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

The Partnership holds, directly or indirectly, residual interests in certain tax-exempt mortgage revenue bonds through securitization programs, such as the P-Floats/RITES program, which entitles the Partnership to a share of the tax-exempt interest of these mortgage revenue bonds. It is possible that the characterization of the residual interest could be challenged and the income the Partnership receives through these residual interests could be treated as ordinary taxable income. If the Internal Revenue Service (“IRS”) were to successfully challenge the tax-exempt status of interest received by the Partnership, a BUC holder’s distributive share of this income would be taxable to the BUC holder regardless of whether an amount of cash equal to such distributive share is actually distributed to him or her.

Certain of the Partnership’s tax-exempt mortgage revenue bonds bear interest at rates which include participating or contingent interest. Payment of the contingent interest depends on the amount of cash flow from, and proceeds upon sale of, the property securing the bond. An issue may arise as to whether the relationship between the Partnership and the property owner is that of debtor and creditor or whether the Partnership is engaged in a partnership or joint venture with the property owner. If the IRS were to determine that tax-exempt mortgage revenue bonds represented an equity investment in the underlying property, the interest paid to the Partnership could be viewed as a taxable return on such investment and would not qualify as tax-exempt interest for federal income tax purposes.

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

•	Any future issuances of additional BUCs could cause their market value to decline.

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

Information Available on Website

The Partnership’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, press releases and amendments to such reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended are available free of charge at www.am1st.com as soon as reasonably practical after they are filed with the Securities and Exchange Commission (“SEC”). Follow the links to Real Estate Fundsand America First Tax Exempt Investors, L.P.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Item 2. Properties.

The Partnership does not own or lease any physical properties.

Item 3. Legal Proceedings.

There are no material pending legal proceedings to which the Partnership is a party or to which any of the properties collateralizing the Partnership’s tax-exempt mortgage revenue bonds are subject.

Item 4. Submission of Matters to a Vote of Security Holders .

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2003 to a vote of the Partnership’s security holders.

PART II

Item 5. Market for the Partnership’s Common Equity and Related Security Holder Matters.

     (a) Market Information. BUCs represent assignments by the sole limited partner of its rights and obligations as a limited partner. The rights and obligations of BUC holders are set forth in the Partnership’s Agreement of Limited Partnership. BUCs of the Partnership trade on the NASDAQ National Market System under the trading symbol “ATAXZ”. The following table sets forth the high and low sale prices for the BUCs for each quarterly period from January 1, 2002 through December 31, 2003.

2003	High	Low

1st Quarter	$8.37	$6.72
2nd Quarter	$7.49	$5.26
3rd Quarter	$7.75	$7.03
4th Quarter	$7.53	$7.00

2002	High	Low

1st Quarter	$7.70	$7.01
2nd Quarter	$8.00	$6.86
3rd Quarter	$7.99	$6.96
4th Quarter	$9.44	$6.25

     (b) BUC Holders. The approximate number of BUC holders on March 10, 2004 was 4,522.

     (c) Distributions. Distributions to Unit holders were made on a quarterly basis during 2003 and 2002. Total distributions paid or accrued to BUC holders during the fiscal years ended December 31, 2003 and 2002 equaled $5,312,482 and $5,312,481, respectively. The distributions paid or accrued per BUC during the fiscal years ended December 31, 2003 and 2002 were as follows:

	2003	2002
Distributions	$0.5400	$0.5400

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information regarding the sources of funds that will be used for cash distributions and for a discussion of factors which may adversely affect the Partnership’s ability to make cash distributions at the same levels in 2004 and thereafter.

Item 6. Selected Financial Data.

Set forth below is selected financial data for the Partnership from December 31, 1999 through December 31, 2003. The information should be read in conjunction with the Partnership’s Financial Statements and Notes thereto filed in response to Item 8 of this report.

	As of or	As of or for	As of or	As of or	As of or
	for the	the Year Ended	for the	for the	for the
	Year Ended	Dec. 31, 2002	Year Ended	Year Ended	Year Ended
	Dec. 31, 2003	(Restated)(1)	Dec. 31, 2001	Dec. 31, 2000	Dec. 31, 1999
Mortgage revenue bond investment income	$8,769,052	$8,593,940	$8,536,107	$7,038,731	$5,813,261
Other bond investment income	321,750	321,750	307,656	21,312	—
Other interest income	116,266	421,242	541,312	457,139	117,733
Contingent interest income	—	—	16,897	—	98,497
Provision for loan losses	(1,810,000)	—	(150,000)	—	—
Realized loss on investment in tax-exempt mortgage revenue bonds	—	—	—	(1,100,000)	—
Interest expense	(1,615,179)	(1,851,563)	(1,894,989)	(1,442,685)	(87,715)
Amortization expense	(48,155)	(39,277)	(93,409)	(36,380)	(13,926)
General and administrative expenses	(1,139,070)	(1,169,705)	(911,238)	(929,152)	(859,047)

Net income	$4,594,664	$6,276,387	$6,352,336	$4,008,965	$5,068,803

Net income, basic and diluted, per BUC	$0.46	$0.63	$0.64	$0.40	$0.50

Distributions paid or accrued per BUC	$0.5400	$0.5400	$0.5400	$0.5400	$0.4950

Investments in tax-exempt mortgage revenue bonds, at estimated fair value	$139,197,520	$118,528,538	$118,405,000	$110,500,000	$71,720,000

Total assets	$155,553,817	$138,757,080	$138,152,244	$124,365,504	$77,989,725

Debt financing	$67,495,000	$59,730,000	$59,755,000	$49,255,000	$5,000,000

Cash flows from operating activities	$6,621,089	$6,027,051	$6,370,658	$5,060,153	$4,769,097

Cash flows from investing activities	$(21,080,890)	$(1,240,220)	$(8,749,561)	$(42,586,939)	$(1,256,083)

Cash flows from financing activities	$10,582,011	$(6,202,422)	$5,111,176	$39,470,139	$(518,952)

Cash Available for Distribution (“CAD”)(2)	$6,813,368	$6,769,103	$6,595,745	$5,145,345	$5,082,729

Weighted average number of BUCs outstanding, basic and diluted	9,837,928	9,837,928	9,837,928	9,850,770	9,979,128

(1) The Partnership has restated its financial information for the year ended December 31, 2002. See Note 2 to the Partnership’s Financial Statements filed in response to Item 8 of this report for further details and for presentation of the restated balance sheet accounts along with presentation of the restated statement of income and comprehensive income accounts .

(2) To calculate CAD, amortization expense related to debt financing costs and bond reissuance costs, interest rate cap expense, provision for loan losses and realized losses on investments are added back to the Partnership’s net income as computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Partnership uses CAD as a supplemental measurement of its ability to pay distributions.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

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

The following sets forth a reconciliation of the Partnership’s net income as determined in accordance with GAAP and its CAD for the periods set forth.

		2002
	2003	(Restated)	2001	2000	1999
Net income	$4,594,664	$6,276,387	$6,352,336	$4,008,965	$5,068,803
Amortization expense	48,155	39,277	93,409	36,380	13,926
Interest rate cap expense	360,549	453,439	—	—	—
Provision for loan losses	1,810,000	—	150,000	—	—
Realized loss on investment in tax-exempt mortgage revenue bonds	—	—	—	1,100,000	—

CAD	$6,813,368	$6,769,103	$6,595,745	$5,145,345	$5,082,729

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement

In order to comply with the requirements of Statement of Financial Accounting Standards (“FAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, and FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, the Partnership has determined that certain restatement adjustments to previously issued financial statements are required. In 2002 and the first three quarters of 2003, the Partnership accounted for its interest rate caps as cash flow hedges of its variable-rate debt financing; however, these derivative instruments are indexed to the Bond Market Association (“BMA”) rate which is not a benchmark interest rate, as defined by FAS No. 133, and thus the Partnership should not have applied hedge accounting treatment. Additionally, the Partnership has determined that its prior accounting did not appropriately measure the mark to market adjustment required by FAS No. 133. As a result, adjustments have been made to the Partnership’s December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003 financial statements. The restated financial statements reflect an adjustment of the carrying value of the Partnership’s interest rate caps to reflect the fair value of the derivative instruments. The mark to market adjustments to the fair value of the Partnership’s derivatives impacts Other assets and Interest expense. While the adjustments impact the net income of the Partnership they do not impact the cash flows from operating, investing or financing activities, cash available for distribution or the actual distributions to Unit holders.

The previously reported amounts and restated amounts for 2002 and 2003 are as follows:

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

	As of		As of March 31, 2003
	December 31, 2002		(Unaudited)
	As Previously		As Previously
	Reported	Restated	Reported	Restated
Balance Sheets:
Taxable loans, net of allowance for loan loss reserves	$—	$7,301,165	$7,394,020	$7,394,020
Other assets	$8,636,581	$951,435	$1,904,708	$1,315,582
Total Assets	$139,141,061	$138,757,080	$139,251,375	$138,662,249
Partners’ Capital:
General Partner	$26,156	$22,316	$28,804	$22,913
Beneficial Unit Certificate (BUC) holders	$77,639,733	$77,259,592	$77,901,860	$77,318,625
Total Partners’ Capital	$77,665,889	$77,281,908	$77,930,664	$77,341,538
Total Liabilities and Partners’ Capital	$139,141,061	$138,757,080	$139,251,375	$138,662,249

			For the three months ended
	For the year ended		March 31, 2003
	December 31, 2002		(Unaudited)
	As Previously		As Previously
	Reported	Restated	Reported	Restated
Statements of Income and Comprehensive Income:
Interest expense	$1,467,582	$1,851,563	$345,596	$550,741
Net income	$6,660,368	$6,276,387	$1,606,311	$1,401,166
Net comprehensive income	$6,878,144	$6,494,163	$1,606,311	$1,401,166

Net income allocated to:
General Partner	$66,604	$62,764	$16,063	$14,012
BUC Holders	$6,593,764	$6,213,623	$1,590,248	$1,387,154

Net income, basic and diluted, per BUC	$0.67	$0.63	$0.16	$0.14

	As of June 30, 2003
	(Unaudited)
	As Previously
	Reported	Restated
Balance Sheets:
Taxable loans, net of allowance for loan loss reserves	$7,396,670	$7,396,670
Other assets	$2,059,666	$1,014,012
Total Assets	$147,367,630	$146,321,976
Partners’ Capital:
General Partner	$31,317	$20,861
Beneficial Unit Certificate (BUC) holders	$78,150,630	$77,115,432
Total Partners’ Capital	$78,181,947	$77,136,293
Total Liabilities and Partners’ Capital	$147,367,630	$146,321,976

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

	For the three months ended		For the six months ended
	June 30, 2003		June 30, 2003
	(Unaudited)		(Unaudited)
	As Previously		As Previously
	Reported	Restated	Reported	Restated
Statements of Income and Comprehensive Income
Interest expense	$404,891	$861,419	$750,487	$1,412,160
Net income	$1,592,819	$1,136,291	$3,199,130	$2,537,457

Net comprehensive income	$1,592,819	$1,136,291	$3,199,130	$2,537,457
Net income allocated to:
General Partner	$15,928	$11,363	$31,991	$25,375
BUC Holders	$1,576,891	$1,124,928	$3,167,139	$2,512,082

Net income, basic and diluted, per BUC	$0.16	$0.11	$0.32	$0.25

	As of September 30, 2003
	(Unaudited)
	As Previously
	Reported	Restated
Balance Sheets:
Taxable loans, net of allowance for loan loss reserves	$7,396,670	$7,396,670
Other assets	$2,122,900	$1,480,139
Total Assets	$147,838,683	$147,195,922
Partners’ Capital:
General Partner	$34,558	$28,130
Beneficial Unit Certificate (BUC) holders	$78,471,422	$77,835,089
Total Partners’ Capital	$78,505,980	$77,863,219
Total Liabilities and Partners’ Capital	$147,838,683	$147,195,922

	For the three months ended		For the nine months ended
	September 30, 2003		September 30, 2003
	(Unaudited)		(Unaudited)
	As Previously		As Previously
	Reported	Restated	Reported	Restated
Statements of Income and Comprehensive Income
Interest expense	$366,500	$(36,394)	$1,116,986	$1,375,765
Net income	$1,665,568	$2,068,462	$4,864,698	$4,605,919
Net comprehensive income	$1,665,568	$2,068,462	$4,864,698	$4,605,919

Net income allocated to:
General Partner	$16,656	$20,685	$48,647	$46,059
BUC Holders	$1,648,912	$2,047,777	$4,816,051	$4,559,860

Net income, basic and diluted, per BUC	$0.17	$0.21	$0.49	$0.46

The 2002 and 2003 financial statements and the accompanying notes in Item 15, “Exhibits, Financial Statement Schedules, and Reports on Form 8- K” reflect the restated amounts.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Forward-Looking Statements

This report (including, but not limited to, the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements that reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, the Partnership’s performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Partnership and the investments it has made constitute forward-looking statements. BUC holders and others should understand that these forward-looking statements are subject to numerous risks and uncertainties, and a number of factors could affect the future results of the Partnership and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. These factors include general economic and business conditions such as the availability and credit worthiness of prospective tenants, lease rents, operating expenses, the terms and availability of financing for properties financed by the tax-exempt mortgage revenue bonds owned by the Partnership, adverse changes in the real estate markets from governmental or legislative forces, lack of availability and credit worthiness of counter parties to finance future acquisitions and interest rate fluctuations and other items discussed under “Risk Factors” in Item 1 of this report.

General

The Partnership was formed for the primary purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax- exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. The Partnership’s primary assets are its tax- exempt mortgage revenue bonds, which provide permanent financing for eleven multifamily housing properties. A description of the multifamily housing properties collateralizing the tax-exempt mortgage revenue bonds owned by the Partnership as of December 31, 2003 is as follows:

					Economic Occupancy
			Physical occupancy		for the year ended
		Number	as of December 31,		December 31, (1)
Property Name	Location	of Units	2003	2002	2003		2002
Ashley Pointe at Eagle Crest	Evansville, IN	150	90%	97%	88%		91%
Ashley Square	Des Moines, IA	144	96%	92%	89%		92%
Bent Tree Apartments	Columbia, SC	232	92%	90%	81%		84%

Chandler Creek Apartments	Round Rock, TX	216	N/A (3)	N/A	N/A	(3)	N/A
Clear Lake Colony Apartments	West Palm Beach, FL	316	95%	94%	89%		92%
Fairmont Oaks Apartments	Gainsville, FL	178	95%	N/A	90	%(2)	N/A
Iona Lakes Apartments	Ft. Myers, FL	350	89%	91%	78%		80%

Lake Forest Apartments	Daytona Beach, FL	240	95%	95%	83%		86%
Northwoods Lake Apartments	Duluth, GA	492	84%	82%	67%		80%
Woodbridge Apts. of Bloomington III	Bloomington, IN	280	98%	96%	94%		94%
Woodbridge Apts. of Louisville II	Louisville, KY	190	92%	97%	90%		91%

		2,788	92%	94%	83%		89%

(1)	Economic occupancy is presented for the years ended December 31, 2003 and 2002, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units.

(2)	From the date of acquisition of the tax-exempt mortgage bond collateralized by this property.

(3)	Information not available due to the recent acquisition.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

The aggregate carrying value of the tax-exempt mortgage revenue bonds as of December 31, 2003 was $139,197,520. The carrying value reflects the Partnership’s estimate of the fair value as no public market exists for these bonds. The estimated fair value of the tax-exempt mortgage revenue bonds is calculated by discounting each bond’s expected future cash flows using discount rates for comparable tax-exempt investments.

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

The Partnership may make taxable loans for the purpose of acquiring the tax-exempt mortgage revenue bonds secured by the same property or to provide capital project funding to a property securing a tax-exempt mortgage revenue bond already owned by the Partnership. Therefore, the business purpose of the Partnership making the taxable loans is not solely to earn taxable income, but rather to acquire a tax-exempt mortgage revenue bond or to improve the condition of a property securing a tax-exempt mortgage revenue bond. In most cases, the taxable loans are subordinate to the tax-exempt mortgage revenue bonds. The interest payable on the taxable loan is only paid by the property after the payment of: (i) the tax-exempt base interest on the tax-exempt bond along with any required principal payments; and (ii) the tax-exempt contingent interest on the tax-exempt mortgage revenue bond. Due to the current weak market conditions of the multifamily industry and the competition from over-building and single-family housing, the underlying properties are not generating enough cash flow to cover the interest on the taxable mortgage loan due from Northwoods, although the underlying properties are fully servicing the base interest on the tax-exempt mortgage revenue bonds. Therefore, the taxable loan due from Northwoods was placed on non-accrual status on October 1, 2002. As a result, the Partnership has discontinued accruing interest income on such taxable loan and will only record interest income from the loan when it is received. In addition, the Partnership’s analysis for impairment of this loan resulted in a loan loss provision of $1,810,000 which was recorded in the fourth quarter of 2003. Until the loan is removed from non-accrual status the Partnership will not be generating annual income of approximately $437,000, which represents approximately $.04 per BUC thereby reducing future annual net income and CAD of the Partnership by the same amount. Until such loan is restored to accrual status, any interest income on the taxable loan for financial statement purposes will only be recognized when received.

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

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management of the Partnership to make a number of judgments, assumptions and estimates. The application of these judgments, assumptions and estimates can affect the amounts of assets, liabilities, revenues and expenses reported by the Partnership. All of the Partnership’s significant accounting policies are described in Note 3 to the Partnership’s Financial Statements filed in response to Item 8 of this report. The Partnership considers the following to be its critical accounting policies as they involve judgments, assumptions and estimates that significantly affect the preparation of its financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Investments in tax-exempt mortgage revenue bonds

Valuation – As all of the Partnership’s investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values. The tax-exempt mortgage revenue bonds have a limited market. As such, the Partnership estimates the fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. This calculation methodology encompasses judgment in its application, especially in the determination of the discount rate. A decrease or increase in the discount rate increases or decreases, respectively, the estimate of fair value. Furthermore, volatility in interest rates and the impact it has on the bond markets may also likely cause uncertainty in the estimated valuation.

Effect of classification of securities on earnings – As the Partnership’s investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, changes in estimated fair values are recorded as adjustments to accumulated other comprehensive income, which is a component of partners’ capital, rather than through earnings. The Partnership does not intend to hold any of its securities for trading purposes; however, if the Partnership’s available-for-sale securities were classified as trading securities, there could be substantially greater volatility in the Partnership’s earnings because changes in estimated fair values would be reflected in the Partnership’s earnings.

Review of securities for other-than-temporary impairment — The Partnership periodically reviews the credit risk exposure associated with the tax-exempt mortgage revenue bonds by reviewing the estimated fair value of the underlying property to determine whether an other-than-temporary impairment exists. The estimated fair value of the underlying property is calculated using a discounted cash flow model. When the Partnership believes that it is probable that it will not collect all amounts due, including principal and accrued interest, under the terms of the tax-exempt mortgage revenue bonds, an other-than-temporary impairment is recorded. If an other-than-temporary-impairment exists, the cost basis of the mortgage bond is written down to its estimated fair value, with the amount of the write-down accounted for as a realized loss. The recognition of an other-than-temporary impairment and the potential impairment analysis of the underlying property are subject to a considerable degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the financial statements. The estimated future cash flow of each property is subject to a significant amount of uncertainty in the estimation of future rental receipts, future real estate operating expenses, and future capital expenditures. Such estimates are affected by economic factors such as the rental markets and labor markets in which the property operates, the current capitalization rates for properties in the rental markets, and tax and insurance expenses. Different conditions or different assumptions applied to the calculation may result in different results. The Partnership periodically compares its estimates with historical results to evaluate the reasonableness and accuracy of its estimates and adjusts its estimates accordingly.

Revenue recognition – The interest income received by the Partnership from its tax-exempt mortgage revenue bonds is dependent upon the net cash flow of the underlying properties. Base interest income on fully performing tax-exempt mortgage revenue bonds is recognized as it is accrued. Base interest income on tax-exempt mortgage revenue bonds not fully performing is recognized as it is received. Past due base interest on tax-exempt mortgage revenue bonds, which are or were previously not fully performing, is recognized as received. The Partnership reinstates the accrual of base interest once the tax-exempt mortgage revenue bond’s ability to perform is adequately demonstrated. Contingent interest income, which is only received by the Partnership if the properties financed by the tax-exempt mortgage revenue bonds generate excess available cash flow as set forth in each bond, is recognized as received. Management’s judgment was used in selecting this accounting policy and the selection of an alternate acceptable accounting policy would have had a significant impact on the Company’s financials.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Investments in taxable loans

Valuation — Investments in taxable loans are stated at the lower of cost or market, less an allowance for estimated losses. The Partnership measures impairment of a taxable loan in accordance with FAS No. 114, Accounting by Creditors for Impairment of a Loan. FAS No. 114 requires a creditor to base its measure of loan impairment either on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral. The Partnership’s allowance for estimated losses on its taxable loans is based on the fair value of the collateral which is calculated using discounted expected future cash flows generated by the underlying property. The estimated future cash flow of each underlying property is subject to a significant amount of judgment in the estimation of future rental receipts, future real estate operating expenses, future capital expenditures and future selling price of the property. Such estimates are affected by economic factors such as the rental markets and labor markets in which the properties operate and tax and insurance expenses. Different conditions or different assumptions applied to the calculation would likely result in materially different amounts. The Partnership periodically compares its estimates with historical results to evaluate the reasonableness and accuracy of its estimates and adjusts its estimates accordingly.

Revenue recognition — Interest income on the taxable loans is recognized as accrued. The accrual of interest on the taxable loans is suspended for financial reporting purposes when the Partnership believes collection is doubtful and is reinstated when the loan’s ability to perform is adequately demonstrated. The suspension of interest income accrual and the determination to reinstate are subject to a degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the financial statements.

Interest rate cap agreements

The Partnership’s investments in interest rate cap agreements are accounted for under the provisions of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities and FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. These statements (collectively, “FAS No. 133”) establish accounting and reporting standards for derivative financial instruments, including certain derivative financial instruments embedded in other contracts, and for hedging activity. FAS No. 133 requires the Partnership to recognize all derivatives as either assets or liabilities in its financial statements and record these instruments at their fair values. In order to achieve hedge accounting treatment, hedging activities must be appropriately designated, documented and proven to be effective as a hedge pursuant to the provisions of FAS No. 133.

The fair values of the caps at inception are their original cost. The Partnership’s debt financings currently bear interest based on the Bond Market Association (“BMA”) floating rate index. As the BMA rate is not a recognized benchmark interest rate under FAS No. 133, the Partnership is not able to obtain hedge accounting treatment. Changes in the fair value of the caps are marked to market with the difference recognized in earnings as interest expense. The mark to market adjustment through earnings can cause a significant fluctuation in reported net income although it has no impact on the Partnership’s cash flows. In addition, the calculation of the fair value of the caps involves a considerable degree of judgement.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

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

Results of Operations

The multifamily housing industry is experiencing soft market conditions which are attributable to three factors: i) recessionary conditions in certain markets; ii) over-building of apartment properties; and iii) record levels of single family home purchases largely due to record low mortgage interest rates. These factors have reduced the availability and increased the competition for credit worthy tenants, which in turn reduces effective rents in the form of concessions and increases operating costs such as leasing incentives. At December 31, 2003, all of the Partnership’s tax-exempt mortgage revenue bonds were paying their full amount of base interest. A prolonged weakened economy and the resulting decline in net operating income from the Partnership’s collateral of multifamily properties resulted in the recording of a $1,810,000 provision for loan loss on the Partnership’s taxable loan to Northwoods Lake Apartments and may negatively impact future interest income. At certain properties the decline in net rental income may last for an extended period. As a result, the Partnership has the ability and may restructure the terms of the related tax-exempt mortgage revenue bond to reduce the base interest rate. However, as of December 31, 2003, the Partnership had not restructured the terms of any of the tax-exempt mortgage revenue bonds to reduce the base interest rate. Furthermore, the collection of contingent interest payable from the excess cash flow of the underlying properties may decrease significantly in times of economic slowdown. The Partnership remains aware of this potential and continues to monitor the performance of the multifamily properties collateralizing its tax-exempt mortgage revenue bonds. Offsetting these weak conditions are the positive economic benefits the Partnership is experiencing from the record low interest rates it is paying on its variable-rate debt.

The tables below compare the results of operations for each year shown.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

		For the
	For the	Year Ended	For the
	Year Ended	Dec. 31, 2002	Year Ended
	Dec. 31, 2003	(Restated)	Dec. 31, 2001
Mortgage revenue bond investment income	$8,769,052	$8,593,940	$8,536,107
Other bond investment income	321,750	321,750	307,656
Other interest income	116,266	421,242	541,312
Contingent interest income	—	—	16,897

	9,207,068	9,336,932	9,401,972

Provision for loan losses	1,810,000	—	150,000
Interest expense	1,615,179	1,851,563	1,894,989
Amortization expense	48,155	39,277	93,409
General and administrative expenses	1,139,070	1,169,705	911,238

	4,612,404	3,060,545	3,049,636

Net income	$4,594,664	$6,276,387	$6,352,336

		Increase
	Increase	(Decrease)
	(Decrease)	From 2001
	From 2002	(Restated)
Mortgage revenue bond investment income	$175,112	$57,833
Other bond investment income	—	14,094
Other interest income	(304,976)	(120,070)
Contingent interest income	—	(16,897)

	(129,864)	(65,040)

Provision for loan losses	1,810,000	(150,000)
Interest expense	(236,384)	(43,426)
Amortization expense	8,878	(54,132)
General and administrative expenses	(30,635)	258,467

	1,551,859	10,909

Net income	$(1,681,723)	$(75,949)

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

The Partnership recorded net income of $4,594,664 for the year ended December 31, 2003 compared to restated net income of $6,276,387 for the year ended December 31, 2002. In general, the Partnership generated greater mortgage revenue bond investment income due to an acquisition, but this was more than offset by lower interest income from other investments and the recording of a $1,810,000 provision for loan loss on the Partnership’s taxable loan to Northwoods Lake Apartments.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

by an increase of $56,902 on the interest earned on the Fairmont Oaks Apartments taxable loan and an increase of $3,413 in interest earned on the Clarkson College loan.

In the fourth quarter of 2003, the Partnership recorded a provision of $1,810,000 on its taxable loan to Northwoods Lake Apartments. The allowance was calculated based upon the present value of the estimated cash flows available to service the loan. The establishment of an allowance on the Northwoods Lake Apartments loan is not a legal relief of payment from the underlying property, but is a financial reporting measurement of the estimated amount recoverable based upon the facts and circumstances at December 31, 2003. As a result, the Partnership’s financial statements for the year ended December 31, 2003 reflect a non-cash expense of $1,810,000, which does not affect cash or distributions to BUC holders.

Interest expense decreased for the Partnership’s debt financing by $236,384 or 12.8% from 2002 to 2003. The Partnership has entered into three interest rate cap agreements in order to mitigate its exposure to interest rates on its variable-rate debt financing. A decrease of approximately $139,300 is due to the interest rate cap expense related to the cap agreement purchased in July of 2002, a decrease of approximately $245,200 is due to the interest rate cap expense related to the convertible rate cap agreement purchased in November of 2002 and an increase of approximately $291,600 is due to the interest rate cap expense related to the convertible rate cap agreement purchased in February of 2003. The interest rate cap expense is the result of marking the interest rate caps to market. This mark to market adjustment is a non-cash adjustment and thus, while it may have a significant impact on interest expense, it has no impact on the Partnership’s cash position. An increase of approximately $115,000 is due to the interest expense associated with the securitization transaction to acquire the Fairmont Oaks Apartments tax-exempt mortgage revenue bonds in April 2003. Additionally, a decrease of approximately $258,000 was due to a significant decline in the short term tax-exempt interest rates. The Partnership’s effective interest rate on the variable-rate debt financing, excluding the effect of marking the interest rate cap agreements to market, was 1.86% in 2003 compared to 2.3% in 2002.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

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

Other bond investment income represents income earned on the Partnership’s investment in other tax-exempt bond which increased $14,094 from 2001 to 2002 due to its $900,000 investment acquired in the first quarter of 2001.

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

Interest expense decreased for the Partnership’s debt financing by $43,426 or 2.3% from 2001 to 2002. A decrease of approximately $740,000 is due to a significant decline in the short term tax-exempt interest rates. The Partnership’s effective interest rate on the variable-rate debt financing, excluding the effect of marking the interest rate cap agreements to market, was 2.3% in 2002, compared to 3.17% in 2001. This decrease is offset by an increase of approximately $243,000 due to a full year of interest expense on the Partnership’s December 2001 securitization transaction to acquire the Lake Forest Apartments tax-exempt mortgage revenue bond. Additionally, the Partnership has entered into two derivative agreements in order to mitigate its exposure to interest rates on its variable-rate debt financing. An increase of approximately $249,000 is due to interest rate cap expense on the cap agreement that was purchased in July of 2002 and an increase of approximately $204,400 is due to the interest rate cap expense for the purchase of a convertible rate cap in November of 2002.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

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

Interest expense on the Partnership’s variable-rate debt financing is not fixed and will fluctuate depending upon the BMA Index. This rate, which does not include liquidity, credit enhancement, remarketing, trustee and custodian fees, that approximate 90 basis points, has ranged between 0.70% to 1.36% in 2003 and 1.01% to 1.85% in 2002. To manage the uncertainty of this variable expense, the Partnership has capped the interest rate, which includes fees of approximately 90 basis points, on $45 million of its debt financing at 3.90% ($30 million) and 4.40% ($15 million). These caps are derivative instruments and are required to be marked to market with the difference recognized in earnings as interest expense which can result in significant volatility to reported net income over the term of the caps. As the mark to market adjustment is a non-cash adjustment, it has no impact on cash flows. Interest expense will also increase or decrease depending upon the outstanding balance of the debt financing.

General and administrative expenses primarily consist of employee expenses, accounting expenses and legal expenses. One of the benefits of the Partnership’s growth strategy is to take advantage of the nature of these expenses to achieve economies of scale.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Cash provided by financing activities increased $16,784,433 in 2003 compared to 2002 due to proceeds from short-term financing of $9,000,000 and an increase in proceeds from debt financing related to the acquisition of Fairmont Oaks tax-exempt mortgage revenue bonds.

Off Balance Sheet Arrangements

As of December 31, 2003 and 2002, the Partnership invests in tax-exempt mortgage revenue bonds which are collateralized by multifamily housing projects. The multifamily housing projects are owned by entities that are not controlled by the Partnership. The Partnership has no equity interest in these entities and does not guarantee any obligations of these entities. The Partnership has financed the acquisition of some of its tax-exempt revenue bonds using the Merrill Lynch P-Float program. Although this financing involves placing the mortgage revenue bonds in trust in exchange for an interest in the trust, the transaction is treated as a leveraged financing and not a sale of the mortgage revenue bonds. Therefore, the Partnership continues to reflect the mortgage revenue bonds as assets in its balance sheet and does not have any off-balance sheet arrangements. The Partnership does not engage in trading activities involving non-exchange traded contracts. As such, the Partnership is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships. The Partnership does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Company or its related parties other than what is disclosed in Note 9 to the Partnership’s Financial Statements.

Contractual Obligations

The Partnership has the following contractual obligation as of December 31, 2003:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Short-term financing	$9,000,000	$9,000,000	$—	$—	$—
Debt financing	$67,495,000	$—	$—	$7,995,000	$59,500,000

Inflation

With respect to the financial results of the Partnership’s investment in tax-exempt mortgage revenue bonds, substantially all of the resident leases at the multifamily residential properties, which collateralize the Partnership’s tax-exempt mortgage revenue bonds, allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the properties to seek rent increases. The substantial majority of these leases are for one year or less. The short-term nature of these leases generally serves to reduce the risk to the properties of the adverse effects of inflation; however, market conditions may prevent the properties from increasing rental rates in amounts sufficient to offset higher operating expenses. Inflation did not have a significant impact on the Partnership’s financial results for the years presented in this report.

New Accounting Pronouncements

In April 2003, the FASB issued Financial Accounting Standard (“FAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS No. 149 amends FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and is related to certain derivatives embedded in other contracts and for hedging activities under FAS No. 133. FAS No. 149 is effective for contracts entered into or modified

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

after June 30, 2003 and to certain pre-existing contracts. FAS No. 149 is to be applied prospectively. FAS No. 149 currently has not had an impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities – an interpretation of ARB 51, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. A modification to FIN 46 was released in December 2003 (FIN 46R). The Company will be required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied as of March 31, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. FIN 46R is a complex standard that requires significant analysis and judgment. We are still in the process of evaluating the impact of the standard with respect to the multifamily properties which collateralize certain of our tax-exempt mortgage revenue bonds. The entities which own the multifamily properties have been determined to be VIEs. If the Partnership is determined to be the primary beneficiary of such VIEs pursuant to the terms of each tax-exempt mortgage revenue bond, the financial statement result would be the consolidation of each multifamily property. As an entity in the business of investing in tax-exempt mortgage revenue bonds to generate primarily tax-exempt interest income, the consolidated presentation of the multifamily properties would result in a financial statement presentation that would be different than that currently presented in the accompanying financial statements. The Partnership is still determining the impact, if any, that FIN 46R would have on its financial statements upon implementation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Partnership’s primary market risk exposures are interest rate risk and credit risk. The Partnership’s exposure to market risks relates primarily to its investments in tax-exempt mortgage revenue bonds and its debt financing.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Partnership’s control. The nature of the Partnership’s investment in the tax-exempt mortgage revenue bonds and the debt financing used to finance these investments exposes the Partnership to financial risk due to fluctuations in market interest rates. The tax-exempt mortgage revenue bonds bear base interest at fixed rates and may additionally pay contingent interest which fluctuates based upon the cash flows of the underlying property. As of December 31, 2003, the weighted average base rate of the tax-exempt mortgage revenue bonds was 7.0%. Accordingly, the interest income generated by the tax-exempt mortgage revenue bonds is generally fixed, except to the extent the underlying properties generate enough excess cash flow to pay contingent interest. Each of the bonds matures after 2008. Conversely, the interest rates on the Partnership’s floating rate debt financing fluctuate based on the BMA Index Rate, which resets weekly. Accordingly, the Partnership’s cost of borrowing will increase as the BMA Index Rate increases. As of December 31, 2003, the Partnership had total debt financing outstanding of $67,495,000. If the average BMA Index Rate, including fees, had increased or decreased by 100 basis points for the year ended December 31, 2003, the interest expense payments on this variable-rate debt financing would have increased or decreased by approximately $676,000, respectively.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

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

The Partnership is managing its interest rate risk on its debt financing by entering into interest rate cap agreements that cap the amount of interest expense it could pay on its floating rate debt financing as follows:

	Principal of	Effective		Maturity	Purchase
Date Purchased	Debt Financing	Capped Rate		Date	Price	Counter party
July 1, 2002	$20,000,000	3.90%		July 1, 2006	$489,000	Bear Stearns Financial Products, Inc.

November 1, 2002	$10,000,000	3.90	%(1)	November 1, 2007	$250,000	Bank of America

February 1, 2003	$15,000,000	4.40	%(2)	January 1, 2010	$608,000	Bank of America

(1)	The counterparty has the right to convert the cap into a fixed rate swap with an effective fixed interest rate to the Partnership of 3.50%.

(2)	The counterparty has the right to convert the cap into a fixed rate swap with an effective fixed interest rate to the Partnership of 3.85%.

Using the cap agreements, the Partnership is able to benefit from the current low interest rate environment, while still remaining protected from a significant increase in the floating rates. Bank of America does have the right to convert two of the cap agreements to a fixed rate swap, in which case the Partnership’s interest expense would be fixed, but at higher interest rates than the current floating rate. Should the BMA Index Rate continue to remain low or further decline, Bank of America could exercise such option. The cap agreements are required to be marked to market with the difference recognized in earnings as interest expense which can result in significant volatility to reported net income over the term of the caps. The weighted-average effective rate on the debt financing, excluding the effect of marking the interest rate cap agreements to market, was 1.86% for the year ended December 31, 2003. Therefore, the average BMA Index Rate, including fees, would have had to increase by approximately 204 basis points during 2003 in order to reach the lowest level of the Partnership’s interest rate cap agreements.

The fair value of the Partnership’s investments in tax-exempt mortgage revenue bonds, which bear fixed base interest rates, is also directly impacted by changes in market interest rates. An increase in rates will cause the fair value of the bonds to decrease. If the fair value of the bonds decreases, the Partnership may need to provide additional collateral for its debt financing.

Credit Risk

The Partnership’s primary credit risk is the risk of default on its portfolio of tax-exempt mortgage revenue bonds and taxable loans collateralized by the multifamily properties. The tax-exempt mortgage revenue bonds are not direct obligations of the governmental authorities that issued the bonds and are not guaranteed by such

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

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

As the above information incorporates only those material positions or exposures that existed as of December 31, 2003, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks on the Partnership will depend on the exposures that arise during the period, the Partnership’s risk mitigating strategies at that time and overall business and economic environment.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Cash Concentrations of Credit Risk

The Partnership’s cash and cash equivalents are deposited primarily in a trust account at a single financial institution and are not covered by the Federal Deposit Insurance Corporation.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements of the Partnership are set forth in Item 15 of this report and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements with the Partnership’s independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 2003 and 2002.

Item 9A. Controls and Procedures.

(a) The Principal Executive Officer and Principal Financial Officer of America First (“the Officers”) performed an evaluation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. The Officers concluded that the Partnership’s disclosure controls and procedures were ineffective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the Partnership’s reports under the Securities Exchange Act of 1934 due to the material weakness described in the following paragraph.

During the completion of the audit of the Partnership’s annual financial statements for the year ended December 31, 2003, the Partnership and its external auditors identified the failure of the Partnership to properly account for derivatives in accordance with SFAS No. 133 as a material weakness in the operation of its internal controls over financial reporting. The Partnership also failed to obtain fair market value quotations for its derivative instruments. This resulted in the Partnership using an incorrect measure of fair value for its derivative instruments and the failure to record a correct mark-to-market adjustment for these instruments as required by FAS No. 133 for the year ended December 31, 2002 and each of the first three quarters of 2003.

The Partnership and its’ external auditors also noted as a reportable condition the fact that the Partnership had used an inappropriate valuation model to test for impairment of its taxable loans at December 31, 2002 and 2003. The application of the correct valuation model did not result in an impairment for 2002, but did require the Partnership to record a provision for loan loss at December 31, 2003 with respect to these loans.

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

(b) There were no significant changes in the Partnership’s internal controls over financial reporting or in other factors that could significantly affect those controls made during the fourth quarter of the period covered by this report that have, or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

However, in response to the material weakness in internal controls over financial reporting identified with respect to the application of FAS No. 133 to its derivative instruments, the Partnership no longer accounts for its

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

derivatives as qualified cash flow hedges and now obtains fair market value quotations from independent sources as of the end of each reporting period to ensure that the proper mark to market adjustment is recorded for the derivative instruments owned by the Partnership. Also, in response to the reportable condition, the Partnership modified its valuation model used to test for impairment of its taxable loans.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

PART III

Item 10. Directors and Executive Officers of the Partnership.

The Partnership has no directors or officers of its own. Management of the Partnership consists of the General Partner of the Partnership, America First Capital Associates Limited Partnership Two (“AFCA 2”) and its general partner, America First. America First is also the controlling member of America First Capital Source I, L.L.C., which is the general partner of America First Real Estate Investment Partners, L.P., a publicly traded limited partnership.

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

(1) Member of the America First Audit Committee. The Board of Directors has designated Mr. Jung as “the audit committee financial expert” as such term is defined in Item 401(h) of SEC Regulation S-K.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

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

Mariann Byerwalter, 43, is Chairman of JDN Corporate Advisory LLC. She was Vice President of Business Affairs and Chief Financial Officer of Stanford University from 1996 to 2001. Ms. Byerwalter was Executive Vice President of America First Eureka Holdings, Inc. (“AFEH”) and EurekaBank from 1988 to January 1996. Ms. Byerwalter was Chief Financial Officer and Chief Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996. She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987. She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice President in the bank’s Corporate Planning and Development Department. She was also on the Stanford Board of Trustees from 1992 to 1996 and was re-appointed to such in 2002. Ms. Byerwalter currently serves on the board of directors of Schwab Funds, LookSmart, Inc., Redwood Trust, Inc., SRI International, the PMI Group Inc., the Stanford Hospital and Clinics, and the Lucile Packard Children’s Hospital.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the managers and executive officers of America First and persons who own more than 10% of the Partnership’s BUCs to file reports of their ownership of BUCs with the SEC. Such officers, managers and BUC holders are required by SEC regulation to furnish the Partnership with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such reports received by the Partnership and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Partnership believes that there was compliance for the year ended December 31, 2003 with all Section 16(a) filing requirements applicable to such executive officers, managers and beneficial owners of BUCs.

Code of Ethical Conduct and Code of Conduct

America First has adopted the Code of Ethical Conduct for its senior executive and financial officers as required by Section 406 of the Sarbanes-Oxley Act of 2002. As such, this Code of Ethical Conduct covers all executive officers of America First, who perform such duties for the Partnership. America First has also adopted the Code of Conduct applicable to all directors, officers and employees which is designed to comply with the listing requirements of the NASDAQ Stock Market. Both the Code of Ethical Conduct and the Code of Conduct are available on the America First Companies website at www.am1st.com.

Item 11. Executive Compensation.

Neither the Partnership nor AFCA 2 has any officers. Certain services are provided to the Partnership by officers of America First. However, none of the executive officers of America First receives compensation from the Partnership and AFCA 2 does not receive reimbursement from the Partnership for any portion of their salaries. Remuneration paid by the Partnership to AFCA 2 pursuant to the terms of its limited partnership agreement during the year ended December 31, 2003 is described in Note 9 to the Partnership’s Financial Statements filed in response to Item 8 of this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters.

          (a) No person is known by the Partnership to own beneficially more than 5% of the Partnership’s BUCs.

          (b) No manager or executive officer of America First and no partner of AFCA 2 owns any BUCs.

          (c) There are no arrangements known to the Partnership, the operation of which may at any subsequent date result in a change in control of the Partnership.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

          (d) The Partnership does not maintain any equity contribution plans as defined in Item 201(d) of Rule S-K.

Item 13. Certain Relationships and Related Transactions.

The general partner of the Partnership is AFCA 2 and the sole general partner of AFCA 2 is America First.

Except as described in Note 9 to the Partnership’s Financial Statements filed in response to Item 8 of this report, the Partnership is not a party to any transaction or proposed transaction with AFCA 2 , America First or with any person who is: (i) a manager or executive officer of America First or any general partner of AFCA 2; (ii) a nominee for election as a manager of America First; (iii) an owner of more than 5% of the BUCs; or, (iv) a member of the immediate family of any of the foregoing persons.

Item 14. Principal Accounting Fees and Services.

The Audit Committee of America First has engaged KPMG LLP as the independent auditor for the Partnership. The Audit Committee regularly reviews and determines whether any non-audit services provided by KPMG LLP potentially affects their independence with respect to the Partnership. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by KPMG LLP. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered, and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management provides annual updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date.

The following table sets forth the aggregate fees billed by KPMG LLP with respect to audit and non- audit services for the Partnership during the years ended December 31, 2003 and 2002:

	2003		2002
Audit Fees	$37,000	(1)	$38,500	(1)
Audit-Related Fees	$—		$—
Tax Fees	$4,250	(2)	$4,000	(2)
All Other Fees	$—		$—

(1)	Includes fees for professional services rendered for the audit of the Partnership’s annual financial statements and review of the Partnership’s annual report on Form 10 -K for the fiscal years 2003 and 2002 and for reviews of the financial statements included in the Partnership’s quarterly reports on Form 10-Q for the first three quarters of fiscal 2003 and 2002.

(2)	Includes fees for professional services rendered in fiscal years 2003 and 2002 in connection with tax compliance and tax consulting.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

     1. Financial Statements of the Partnership. The following financial statements of the Partnership are included in response to Item 8 of this report:

Independent Auditors’ Report

Balance Sheets of the Partnership as of December 31, 2003 and 2002.

Statements of Income and Comprehensive Income of the Partnership for the years ended December 31, 2003, 2002 and 2001.

Statements of Partners’ Capital of the Partnership for the years ended December 31, 2003, 2002 and 2001.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

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

Independent Auditors’ Report

To the Partners
America First Tax Exempt Investors, L.P.:

We have audited the accompanying balance sheets of America First Tax Exempt Investors, L.P. as of December 31, 2003 and 2002, and the related statements of income and comprehensive income, partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in note 2 to the financial statements, the Partnership has restated its balance sheet as of December 31, 2002 and its statements of income and comprehensive income, partners’ capital and cash flows for the year then ended.

Omaha, Nebraska	/s/ KPMG LLP
April 14, 2004

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
BALANCE SHEETS

		Dec. 31, 2002
	Dec. 31, 2003	(Restated)
Assets
Cash and cash equivalents
Unrestricted	$3,297,108	$7,174,898
Restricted	204,135	—
Interest receivable	1,068,900	922,806
Investments in tax-exempt mortgage revenue bonds, at estimated fair value (Amortized cost of $134,496,000 and $114,656,000, respectively)	139,197,520	118,528,538
Investment in other tax-exempt bond, at estimated fair value (Amortized cost of $3,900,000 and $3,900,000, respectively)	3,870,321	3,878,238
Taxable loans, net of allowance for loan loss reserve	6,523,673	7,301,165
Other assets	1,392,160	951,435

	$155,553,817	$138,757,080

Liabilities and Partners’ Capital
Liabilities
Accounts payable and accrued expenses	$385,787	$411,149
Distribution payable	1,341,536	1,334,023
Short-term financing	9,000,000	—
Debt financing	67,495,000	59,730,000

	78,222,323	61,475,172

Partners’ Capital
General Partner	14,602	22,316
Beneficial Unit Certificate holders ($7.86 per BUC in 2003 and $7.85 in 2002)	77,316,892	77,259,592

	77,331,494	77,281,908

	$155,553,817	$138,757,080

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

		For the
	For the	Year Ended	For the
	Year Ended	Dec. 31, 2002	Year Ended
	Dec. 31, 2003	(Restated)	Dec. 31, 2001
Income
Mortgage revenue bond investment income	$8,769,052	$8,593,940	$8,536,107
Other bond investment income	321,750	321,750	307,656
Other interest income	116,266	421,242	541,312
Contingent interest income	—	—	16,897

	9,207,068	9,336,932	9,401,972

Expenses
Provision for loan losses	1,810,000	—	150,000
Interest expense	1,615,179	1,851,563	1,894,989
Amortization expense	48,155	39,277	93,409
General and administrative expenses	1,139,070	1,169,705	911,238

	4,612,404	3,060,545	3,049,636

Net income	4,594,664	6,276,387	6,352,336
Other comprehensive income:
Net unrealized holding gains on securities arising during the period	821,065	217,776	1,914,000

Net comprehensive income	$5,415,729	$6,494,163	$8,266,336

Net income allocated to:
General Partner	$45,947	$62,764	$67,579
BUC holders	4,548,717	6,213,623	6,284,757

	$4,594,664	$6,276,387	$6,352,336

Net income, basic and diluted, per BUC	$0.46	$0.63	$0.64

Weighted average number of BUCs outstanding, basic and diluted	9,837,928	9,837,928	9,837,928

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENTS OF PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Beneficial Unit
		Certificate holders
	General
	Partner	# of BUCs	Amount	Total
Partners’ Capital (excluding accumulated other comprehensive income)
Balance at December 31, 2000	$3,392	9,837,928	$71,535,398	$71,538,790
Net income	67,579	—	6,284,757	6,352,336
Distributions paid or accrued	(57,758)	—	(5,312,481)	(5,370,239)

Balance at December 31, 2001	13,213	9,837,928	72,507,674	72,520,887
Net income (Restated)	62,764	—	6,213,623	6,276,387
Distributions paid or accrued	(53,661)	—	(5,312,481)	(5,366,142)

Balance at December 31, 2002 (Restated)	22,316	9,837,928	73,408,816	73,431,132
Net income	45,947	—	4,548,717	4,594,664
Distributions paid or accrued	(53,661)	—	(5,312,482)	(5,366,143)

Balance at December 31, 2003	$14,602	9,837,928	$72,645,051	$72,659,653

Accumulated Other Comprehensive Income
Balance at December 31, 2000	$—	—	$1,719,000	$1,719,000
Other comprehensive income	—	—	1,914,000	1,914,000

Balance at December 31, 2001	—	—	3,633,000	3,633,000
Other comprehensive income	—	—	217,776	217,776

Balance at December 31, 2002	—	—	3,850,776	3,850,776
Other comprehensive income	—	—	821,065	821,065

Balance at December 31, 2003	$—	—	$4,671,841	$4,671,841

Balance at December 31, 2003	$14,602	9,837,928	$77,316,892	$77,331,494

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
STATEMENTS OF CASH FLOWS

		For the
	For the	Year Ended	For the
	Year Ended	Dec. 31, 2002	Year Ended
	Dec. 31, 2003	(Restated)	Dec. 31, 2001
Cash flows from operating activities
Net income	$4,594,664	$6,276,387	$6,352,336
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,810,000	—	150,000
Interest rate cap expense	360,549	453,439	—
Amortization expense	48,155	39,277	93,409
(Increase) decrease in interest receivable	(146,094)	21,725	(341,889)
Increase in other assets	(20,823)	(24,521)	(1,617)
Increase (decrease) in accounts payable and accrued expenses	(25,362)	(739,256)	118,419

Net cash provided by operating activities	6,621,089	6,027,051	6,370,658

Cash flows from investing activities
Principal payments received on tax-exempt mortgage revenue bonds	180,000	155,000	90,000
Principal proceeds received from sale of tax-exempt mortgage revenue bond	—	—	4,772,224
Acquisition of tax-exempt mortgage revenue bonds	(20,020,000)	—	(10,620,000)
Acquisition of other tax-exempt bonds	—	—	(900,000)
Increase in taxable loans	(1,032,508)	(1,561,406)	(2,598,426)
Bond issuance costs paid	(128,854)	(82,398)	(29,803)
(Increase) decrease in other assets	(79,528)	248,584	536,444

Net cash used in investing activities	(21,080,890)	(1,240,220)	(8,749,561)

Cash flows from financing activities
Distributions paid	(5,358,630)	(5,373,655)	(5,370,239)
Principal payments on debt financings	(225,000)	(25,000)	(120,000)
Acquisition of interest rate cap agreements	(608,000)	(739,000)	—
Increase in restricted cash	(204,135)	—	—
Proceeds from short-term financing	9,000,000	—	—
Proceeds from debt financing	8,020,000	—	10,620,000
Debt financing costs paid	(42,224)	(64,767)	(18,585)

Net cash provided by (used in) financing activities	10,582,011	(6,202,422)	5,111,176

Net increase (decrease) in cash and cash equivalents	(3,877,790)	(1,415,591)	2,732,273
Cash and cash equivalents at beginning of year	7,174,898	8,590,489	5,858,216

Cash and cash equivalents at end of year	$3,297,108	$7,174,898	$8,590,489

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,237,780	$1,421,831	$2,028,009

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2003

1. Organization

America First Tax Exempt Investors, L.P. (the “Partnership”) was formed on April 2, 1998 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. The Partnership will terminate on December 31, 2050 unless terminated earlier under the provisions of its Partnership Agreement. The general partner of the Partnership is America First Capital Associates Limited Partnership Two (the “General Partner” or “AFCA 2”).

2. Restatement

In order to comply with the requirements of Statement of Financial Accounting Standards (“FAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, and FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, the Partnership has determined that certain restatement adjustments to previously issued financial statements are required. In 2002, the Partnership accounted for its interest rate caps as cash flow hedges of its variable-rate debt financing; however, these derivative instruments are indexed to the Bond Market Association (“BMA”) rate which is not a benchmark interest rate, as defined by FAS No. 133, and thus the Partnership should not have applied hedge accounting treatment. Additionally, the Partnership has determined that its prior accounting did not appropriately measure the mark to market adjustment required by FAS No. 133. As a result, adjustments have been made to the Partnership’s December 31, 2002 financial statements. The restated financial statements reflect an adjustment of the carrying value of the Partnership’s interest rate caps to reflect the fair value of the derivative instruments. The mark to market adjustments to the fair value of the Partnership’s derivatives impacts Other assets and Interest expense. While the adjustments impact the net income of the Partnership they do not impact the cash flows from operating, investing or financing activities, cash available for distribution or the actual distributions to Unit holders.

The previously reported amounts and restated amounts for 2002 are as follows:

	As of
	December 31, 2002
	As Previously
	Reported	Restated
Balance Sheets:
Taxable loans, net of allowance for loan loss reserves	$—	$7,301,165
Other assets	$8,636,581	$951,435
Total Assets	$139,141,061	$138,757,080

Partners’ Capital:
General Partner	$26,156	$22,316
Beneficial Unit Certificate (BUC) holders	$77,639,733	$77,259,592
Total Partners’ Capital	$77,665,889	$77,281,908
Total Liabilities and Partners’ Capital	$139,141,061	$138,757,080

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2003

	For the year ended
	December 31, 2002
	As Previously
	Reported	Restated
Statements of Income and Comprehensive Income:
Interest expense	$1,467,582	$1,851,563
Net income	$6,660,368	$6,276,387
Net comprehensive income	$6,878,144	$6,494,163

Net income allocated to:
General Partner	$66,604	$62,764
BUC Holders	$6,593,764	$6,213,623

Net income, basic and diluted, per BUC	$0.67	$0.63

The 2002 financial statements and the accompanying notes, specifically Notes 10 and 12, included herein reflect the restated amounts.

3. Summary of Significant Accounting Policies

A)	Financial Statement Presentation

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

B)	Cash Equivalents

Cash equivalents include highly liquid securities and investments in federally tax- exempt securities with an original maturity of three months or less when purchased. Cash and cash equivalents in the amount of $204,135 and $0 as of December 31, 2003 and 2002, respectively, are restricted as to withdrawal or use. These funds serve as collateral for interest rate cap agreements. In addition, the Partnership must maintain unencumbered cash of $609,000 per the related collateral pledge agreement.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2003

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

The interest income received by the Partnership from its investment in tax-exempt mortgage revenue bonds is dependent upon the net cash flow of the underlying properties. Base interest income on fully-performing tax-exempt mortgage revenue bonds is recognized as it is accrued. Base interest income on tax-exempt mortgage revenue bonds not fully performing is recognized as it is received. Past due base interest on tax-exempt mortgage revenue bonds, which are or were previously not fully performing, is recognized as received. Contingent interest income, which is only received by the Partnership if the properties financed by the tax-exempt mortgage revenue bonds generate excess available cash flow as set forth in each bond, is recognized as received. The Partnership reinstates the accrual of base interest once the tax-exempt mortgage revenue bond’s ability to perform is adequately demonstrated. As of December 31, 2003 all of the Partnership’s tax-exempt mortgage revenue bonds were fully performing as to their base interest.

Interest income on the other tax-exempt bond is recognized as earned.

D)	Taxable Loans

The Partnership may, from time to time, advance funds in the form of a taxable loan to the properties which serve as the underlying collateral for the tax- exempt mortgage revenue bonds. The taxable loans are solely made to facilitate the Partnership’s acquisition of a tax- exempt mortgage revenue bond secured by the same property or to provide capital project funding to improve the condition of a property. Investments in taxable loans are stated at the lower of cost or market, less an allowance for estimated losses. The Partnership measures impairment of a taxable loan in accordance with FAS No. 114, Accounting by Creditors for Impairment Losses” . The Partnership’s allowance for estimated losses on its taxable loans is based on the fair value of the collateral which is calculated using the discounted expected future cash flows generated by the underlying property. Interest income on the taxable loans is recognized as accrued. The accrual of interest on the taxable loans is suspended for financial reporting purposes when the Partnership believes collection is doubtful and is reinstated when the loan’s ability to perform is adequately demonstrated.

E)	Debt Financing

The Partnership has financed the acquisition of and/or securitized a portion of its tax- exempt mortgage revenue bond portfolio using securitizations through the Merrill Lynch P-Float program. Through this program, the Partnership transfers a tax-exempt mortgage revenue bond into a trust which issues two

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2003

types of securities, senior securities (“P-Floats”) and subordinated residual interest securities (“RITES”). The P-Floats are floating rate securities representing a beneficial ownership interest in the outstanding principal and interest of the tax-exempt mortgage revenue bond credit enhanced by Merrill Lynch (or a Merrill Lynch affiliate) and sold to institutional investors. The RITES are issued to the Partnership and represent a beneficial ownership interest in the remaining interest on the underlying tax-exempt mortgage revenue bond. The Partnership maintains a call right on the senior floating rate securities and, upon exercise of such right, may collapse the trusts and, therefore, retains a level of control over the tax-exempt mortgage revenue bond. In order to collapse the trusts, the cost is equal to the par amount plus 10% of any increase in the market value of the underlying bonds. The Partnership accounts for the securitization transactions in accordance with FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Partnership has determined it has maintained control over the transferred assets in these transactions and thus accounts and presents them as secured borrowings and not sales transactions.

F)	Other Assets

Other assets include debt financing costs, bond issuance costs, and RITES. Debt financing costs are capitalized and amortized on a straight - line basis over the stated maturity of the related debt financing agreement, which approximates the effective interest method. Bond issuance costs are capitalized and amortized on a straight - line basis over the stated maturity of the related tax-exempt mortgage revenue bond, which approximates the effective interest method. As of December 31, 2003 and 2002, debt financing costs and bond issuance costs of $594,485 and $471,562, respectively were included in Other assets. These costs are net of accumulated amortization of $149,257 and $101,102 as of December 31, 2003 and 2002, respectively.

The Partnership classifies its acquired RITES as available - for-sale debt securities and carries the RITES at the estimated fair value which was $30,000 as of December 31, 2003 and $25,000 as of December 31, 2002.

G)	Income Taxes

No provision has been made for income taxes since the BUC holders are required to report their share of the Partnership’s taxable income for federal and state income tax purposes. The book basis of the Partnership’s assets and liabilities exceeded the tax basis by $2,534,953 and $2,504,254 as of December 31, 2003 and 2002, respectively.

H)	Net Income per BUC

Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each year presented. The Partnership has no dilutive BUCs and, therefore, basic net income per BUC is the same as diluted net income per BUC.

I)	Derivative Instruments and Hedging Activities

The Partnership accounts for its interest rate cap agreements in accordance with FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Partnership recognizes all derivatives as either assets or liabilities in its financial statements and records these instruments at their

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2003

fair values. The fair values of the caps at inception are their original cost. The Partnership’s debt financings currently bear interest based on the Bond Market Association (“BMA”) floating rate index. As the BMA rate is not a recognized benchmark interest rate under FAS No. 133, the Partnership is not able to obtain hedge accounting treatment. Changes in the fair value of the caps are marked to market with the difference recognized in earnings as interest expense.

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

4. Partnership Income, Expenses and Cash Distributions

The Limited Partnership Agreement of the Partnership contains provisions for the distribution of Net Interest Income and Net Residual Proceeds (as defined in the Limited Partnership Agreement) and for the allocation of income and expenses for tax purposes among AFCA 2 and BUC holders (the “Partners”). Income and losses will be allocated to each BUC holder on a periodic basis, as determined by the General Partner, based on the number of BUCs held by each BUC holder as of the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each BUC holder of record on the last day of each distribution period based on the number of BUCs held by each BUC holder as of such date.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2003

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

The Company had the following investments in tax- exempt mortgage revenue bonds as of December 31, 2003 and 2002:

	December 31, 2003
Description of Tax-Exempt		Unrealized	Unrealized
Mortgage Revenue Bonds	Cost	Gain	Loss	FMV
Ashley Pointe at Eagle Crest	$6,700,000	$236,733	—	$6,936,733
Ashley Square	6,500,000	589,777	—	7,089,777
Bent Tree Apartments	11,130,000	549,121	—	11,679,121
Chandler Creek Apartments	12,000,000	—	(1,153,779)	10,846,221
Clear Lake Colony Apartments	16,000,000	394,696	—	16,394,696
Fairmont Oaks Apartments	7,995,000	—	(63,677)	7,931,323
Iona Lakes Apartments	16,835,000	—	(145,677)	16,689,323
Lake Forest Apartments	10,510,000	—	(29,671)	10,480,329
Northwoods Lake Apartments	25,250,000	2,291,058	—	27,541,058
Woodbridge Apts. of Bloomington III	12,600,000	1,187,200	—	13,787,200
Woodbridge Apts. of Louisville II	8,976,000	845,739	—	9,821,739

	$134,496,000	$6,094,324	$(1,392,804)	$139,197,520

	December 31, 2002
Description of Tax-Exempt		Unrealized	Unrealized
Mortgage Revenue Bonds	Cost	Gain	Loss	FMV
Ashley Pointe at Eagle Crest	$6,700,000	$78,787	$—	$6,778,787
Ashley Square	6,500,000	443,395	—	6,943,395
Bent Tree Apartments	11,130,000	272,801	—	11,402,801
Clear Lake Colony Apartments	16,000,000	—	—	16,000,000
Iona Lakes Apartments	16,935,000	—	(139,501)	16,795,499
Lake Forest Apartments	10,565,000	—	(27,677)	10,537,323
Northwoods Lake Apartments	25,250,000	1,722,418	—	26,972,418
Woodbridge Apts. of Bloomington III	12,600,000	889,005	—	13,489,005
Woodbridge Apts. of Louisville II	8,976,000	633,310	—	9,609,310

	$114,656,000	$4,039,716	$(167,178)	$118,528,538

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2003

A reconciliation of the carrying amount of the investment in tax-exempt mortgage revenue bonds is as follows:

	For the	For the
	Year Ended	Year Ended
	Dec. 31, 2003	Dec. 31, 2002
Balance at beginning of year	$118,528,538	$118,405,000
Acquisitions	20,020,000	—
Principal payments received	(180,000)	(155,000)
Change in unrealized gains	828,982	278,538

Balance at end of year	$139,197,520	$118,528,538

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

In connection with the financing of the Chandler Creek bonds, the Partnership also expects to enter into a Custody Agreement with the significant terms being (i) the Partnership’s right to payment of interest on the entire $15,795,000 of the Chandler Creek tax-exempt mortgage revenue bonds will be placed into a trust that will issue senior certificates in the notional amounts of $11,500,000 and $500,000 to the Partnership and an unaffiliated third party, respectively. The senior certificates will pay up to approximately 6.00% on a notional amount of $12,000,000 on a senior priority basis. The trust will issue a subordinate junior certificate in a notional principal of $3,795,000 to a separate unaffiliated third party. The junior certificate will pay up to approximately 6.00% on the notional amount of $3,795,000 on a subordinate priority basis. Interest paid on the certificates above 6.00% up to the bond’s stated rate of 7.60% will be paid on a parity basis among the Partnership and the other certificate holders based upon the notional amount of their certificates.

During 2002, the Partnership made no acquisitions or sales of tax-exempt mortgage revenue bonds.

All of the tax-exempt mortgage revenue bonds that the Partnership owns have been issued to provide

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2003

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

	Fair
	Value of	Unrealized
	Securities	Losses
December 31, 2003:

Loss position for less than 12 months	$18,777,544	$(1,217,456)
Loss position for greater than 12 months	27,169,652	(175,348)

	$45,947,196	$(1,392,804)

December 31, 2002:

Loss position for less than 12 months	$—	$—
Loss position for greater than 12 months	27,332,822	(167,178)

	$27,332,822	$(167,178)

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

Descriptions of the properties collateralizing the tax-exempt mortgage revenue bonds and certain terms of such bonds are as follows :

			Base		Principal	Income
		Maturity	Interest		Outstanding at	Earned in
Property Name	Location	Date	Rate		Dec. 31, 2003	2003
Ashley Pointe at Eagle Crest	Evansville, IN	12/1/27	7.0	%(1)	$6,700,000	$475,514
Ashley Square	Des Moines, IA	12/1/25	7.5	%(2)	6,500,000	494,271
Bent Tree Apartments	Columbia, SC	12/15/30	7.1	%(3)	11,130,000	790,230
Chandler Creek Apartments	Round Rock, TX	11/1/42	6.0	%(4)	12,000,000	30,000
Clear Lake Colony Apartments	West Palm Beach, FL	6/15/30	6.9	%(3)	16,000,000	1,104,000
Fairmont Oaks Apartments	Gainsville, FL	4/1/33	6.2	%(3)	7,995,000	369,780
Iona Lakes Apartments	Ft. Myers, FL	4/1/30	6.9	%(3)	16,835,000	1,165,151
Lake Forest Apartments	Daytona Beach, FL	12/1/11	6.9	%(3)	10,510,000	727,806
Northwoods Lake Apartments	Duluth, GA	9/1/25	7.5	%(1)	25,250,000	1,882,552
Woodbridge Apts. of Bloomington III	Bloomington, IN	12/1/27	7.5	%(1)	12,600,000	1,012,025
Woodbridge Apts. of Louisville II	Louisville, KY	12/1/27	7.5	%(1)	8,976,000	700,781
Shoals Crossing	Atlanta, GA	12/1/25	7.5	%(1)	—	16,942

					$134,496,000	$8,769,052

(1) In addition to the base interest rates shown, the bonds bear contingent interest, as defined in each revenue note, of an additional 3.5% per annum payable out of 50% (100% in the case of Ashley Pointe at Eagle Crest, Northwoods Lake Apartments and Shoals Crossing) of the net cash flow generated by the respective property. The Partnership received contingent interest of $10,000 from

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2003

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

6. Investment in Other Tax-Exempt Bond

As of December 31, 2003 and 2002, the Partnership had an investment in other tax-exempt bond with a principal amount of $3,900,000. The tax-exempt bond bears interest at the rate of 8.25% per annum and matures on December 1, 2026. The bond is guaranteed by an affiliate of the borrower of such funds and has been pledged as additional collateral for the Partnership’s Lake Forest Apartments securitization transaction described in Note 8.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2003

As of December 31, 2003, the Partnership has taxable loans related to three properties – Northwoods Lake Apartments, Fairmont Oaks Apartments and Clarkson College.

The taxable loan due from the owners of Northwoods Lake Apartments with a net balance of $4,738,751 and $6,258,751 as of December 31, 2003 and 2002, respectively, was originated in December 2001, bears interest at 6.5% per annum and is collateralized by the property. The taxable loan terms provide for interest only payments, which are subordinate to the payment of the base interest and contingent interest on the related tax-exempt mortgage revenue bond, until December 2021, when the full amount of principal becomes due and payable. In the fourth quarter of 2001, the Partnership restructured and assigned its taxable loans due from Iona Lakes Apartments, Clear Lake Colony Apartments, Bent Tree Apartments and Lake Forest Apartments to Northwoods Lake Apartments at par plus accrued interest. The owners of the property are employees of the general partner of AFCA 2. The terms of the loan approximate the terms of an arms length second loan on a multifamily property. Due to the current weak market conditions of the multifamily industry and the competition from over-building and single-family housing, this property is not generating enough cash flow to cover the interest on the taxable loan, although the property is fully servicing the base interest on its tax-exempt mortgage revenue bond. Therefore, the taxable loan was placed on non-accrual status on October 1, 2002. As a result, the Partnership discontinued accruing interest income on such taxable loan and will only record interest income from the loan when it is received. In addition, the Partnership’s analysis for impairment of this loan resulted in an additional loan loss provision of $1,810,000 which was recorded in the fourth quarter of 2003 resulting in a total loan loss provision as of December 31, 2003 of $1,960,000 related to this loan. The total of the forgone interest associated with this taxable loan placed on non-accrual status was approximately $437,000 and $62,000 for the years ending December 31, 2003 and 2002, respectively. Until the loan is removed from non-accrual status the Partnership will not be generating annual income of approximately $437,000, which represents approximately $.04 per BUC. Until such loans are restored to accrual status, any interest income on the taxable loans for financial statement purposes will only be recognized when received.

The taxable loan due from the owners of Fairmont Oaks Apartments with a balance of $1,218,119 and 2002, respectively was originated in September 2002, bears interest $1,042,414 as of December 31, 2003 and at the property. The terms of the loan provide for interest only 6.5% per annum and is collateralized by payments, which are subordinate to the payment of the base interest and contingent interest, until September 2022, when the full amount of principal becomes due and payable. The owners of Fairmont Oaks Apartments are employees of the general partner of AFCA 2. The terms of the loan approximate the terms of an arms length second loan on a multifamily property.

During the last quarter of 2003, the Partnership made a taxable loan in the amount of $566,803 for the development of a 140- bed student housing facility for Clarkson College in Omaha, Nebraska. This loan provided interim funding for the start- up costs on the project. The loan bears interest at a rate of 6.0% per annum and principal and interest shall be due and payable when the tax- exempt mortgage revenue bonds are issued. Clarkson College has the right to voluntarily prepay all or part of the principal balance of the note at any time without penalty. The tax- exempt mortgage revenue bonds which will provide the permanent financing for the project are expected to be issued in 2004 for approximately $6,200,000 at an annual rate of 6.0%. The Partnership expects to acquire these tax-exempt mortgage revenue bonds and a portion of the proceeds will be used to repay the taxable loan.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2003

8. Debt Financing

The terms of the Partnership’s debt financings are as follows:

	Outstanding
Securitized Tax-Exempt Mortgage	Debt Financing	Original	Year	Stated	Effective
Bond and Pledged Collateral	at Dec. 31, 2003	Debt Financing	Acquired	Maturity	Rate(8)
Lake Forest Apartments(1)	$10,480,000	$10,590,000	2001	Dec. 2009(7)	1.98%
Bent Tree Apartments (2)	11,130,000	11,130,000	2000	Dec. 2010	1.95%
Clear Lake Colony Apartments (3)	16,000,000	16,000,000	2000	Dec. 2010	1.87%
Iona Lakes Apartments (4)	16,890,000	17,155,000	2000	April 2013(7)	1.89%
Northwoods Lake Apartments (5)	5,000,000	5,000,000	1999	Oct. 2011	1.88%
Fairmont Oaks Apartments (6)	7,995,000	8,020,000	2003	April 2007 (7)	1.91%

Total	$67,495,000	$67,895,000

(1) $4,000,000 of the Northwoods Lake Apartments Primary Trust Certificates as described in (5) and the $3,900,000 other tax-exempt mortgage revenue bond.

(2) $6,700,000 of the Ashley Pointe at Eagle Crest tax-exempt mortgage revenue bonds.

(3) $8,976,000 of the Woodbridge Apartments of Louisville II tax-exempt mortgage revenue bonds and $2,000,000 of the Northwoods Lake Apartments Primary Trust Certificates as described in (5).

(4) $12,600,000 of the Woodbridge Apartments of Bloomington III tax-exempt mortgage revenue bonds and $5,250,000 of the Northwoods Lake Apartments Primary Trust Certificates described in (5).

(5) In connection with this securitization, the Partnership deposited the $25,250,000 Northwoods Lake tax-exempt mortgage revenue bond into the Primary Trust which issued $25,250,000 in trust certificates and acquired the primary trust certificates which were not credit enhanced or sold to institutional investors, and most are pledged as collateral.

(6) $6,500,000 of the Ashley Square tax-exempt mortgage revenue bonds.

(7) These debt financings amortize in relation to the securitized tax-exempt mortgage revenue bond.

(8) Represents the average effective interest rate, including fees, for the year ended December 31, 2003.

The Partnership’s debt financing as of December 31, 2003 contractually matures over the next five years and thereafter as follows:

2004	$—
2005	—
2006	—
2007	7,995,000
2008	—
Thereafter	59,500,000

Total	$67,495,000

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2003

The securitization transactions are accounted for as secured borrowings and, in effect, provide variable-rate financing for the acquisition of new, or the securitization of existing, tax-exempt mortgage revenue bonds. Accordingly, the $67,495,000 of tax-exempt mortgage revenue bonds financed are required to be held in trust, the subordinated interests (“RITES”) are classified as other assets, and, in the case of the $5,000,000 debt financing, the net cash proceeds were classified as cash and cash equivalents.

The Partnership did not recognize a gain or loss in connection with any of the secured borrowings.

The Partnership recognizes the concentration of financing with Merrill Lynch through the P-Float program and periodically monitors its ability to continue to perform.

9. Transactions with Related Parties

Substantially all of the Partnership’s general and administrative expenses and certain costs capitalized by the Partnership are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The capitalized costs were incurred in connection with the acquisition or reissuance of certain tax-exempt mortgage revenue bonds and the debt financing transactions. The amounts of such expenses reimbursed to AFCA 2 or an affiliate are shown below. The amounts below represent actual cash reimbursements and do not reflect accruals made at each year end.

	2003	2002	2001
Reimbursable salaries and benefits	$569,224	$681,762	$601,032
Clarkson taxable loan advance	566,803	—	—
Costs capitalized by the Partnership	189,188	198,028	79,225
Other expenses	140,730	114,292	44,283
Insurance	113,202	73,684	61,719
Professional fees and expenses	68,167	92,986	152,639
Investor services and custodial fees	32,569	45,228	58,511
Registration fees	21,478	21,474	18,348
Report preparation and distribution	18,843	29,523	28,751
Consulting and travel expenses	7,828	15,245	78,148
Telephone	5,391	5,339	4,788

	$1,733,423	$1,277,561	$1,127,444

AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% of the outstanding principal balance of any tax-exempt mortgage revenue bond or other mortgage investment, unless the owner of the property financed by such tax-exempt mortgage revenue bond or other mortgage investment or another third party is required to pay such administrative fee. For the years ended December 31, 2003, 2002, and 2001, the Partnership’s’ administrative fees to AFCA 2 were $17,550, $17,550, and $29,431 respectively. The Partnership may become obligated to pay additional administrative fees to AFCA 2 in the event it acquires additional tax-exempt mortgage revenue bonds or other mortgage investments and is not able to negotiate the payment of these fees by the property owners or in the event it acquires title to any of the properties securing its existing tax-exempt mortgage revenue bonds by reason of foreclosure. Included in accounts payable and accrued expenses for reimbursed costs and expenses and administrative fees are amounts due AFCA 2 of $180,577 and $44,081 as of December 31, 2003 and 2002, respectively.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2003

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2003

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

Investment in tax-exempt mortgage revenue bonds and investment in other tax-exempt bond: Fair value is based on the Partnership’s estimate of fair value as described in Note 3(C).

Taxable loans: Fair value is based upon the discounted future cash flows to service the loans and approximated carrying value as of December 31, 2003 and 2002.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2003

12. Summary of Unaudited Quarterly Results of Operations

	First	Second	Third
	Quarter	Quarter	Quarter	Fourth
From January 1, 2003 to December 31, 2003	(Restated)(2)	(Restated)(2)	(Restated)(2)	Quarter
Total income	$2,246,892	$2,311,258	$2,316,506	$2,332,412
Total expenses	(845,726)	(1,174,967)	(248,044)	(2,343,667	)(1)

Net income (loss)	$1,401,166	$1,136,291	$2,068,462	$(11,255)

Net income, basic and diluted, per BUC	$0.14	$0.11	$0.21	$0.00

				Fourth
	First	Second	Third	Quarter
From January 1, 2002 to December 31, 2002	Quarter	Quarter	Quarter	(Restated)(2)
Total income	$2,487,751	$2,307,789	$2,310,553	$2,230,839
Total expenses	(614,308)	(674,207)	(676,551)	(1,095,479)

Net income	$1,873,443	$1,633,582	$1,634,002	$1,135,360

Net income, basic and diluted, per BUC	$0.19	$0.16	$0.16	$0.12

(1) Includes a loan loss provision of $1,810,000 recorded as an allowance against one of the Partnership’s taxable loans.

(2) The Partnership has restated its quarterly results of operations for the fourth quarter of 2002 and the first three quarters of 2003. The impact of the restatement on total expenses was as follows for the following periods: Fourth Quarter 2002 - increase of $383,981, First Quarter 2003 - increase of $205,145, Second Quarter - increase of $456,528, Third Quarter - decrease of $402,894.

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

Date: March 1, 2005

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:March 1, 2005	By /s/ Michael B. Yanney*
Michael B. Yanney,
Chairman of the Board and
Manager of America First

Date:March 1, 2005	By /s/ Lisa Y. Roskens
Lisa Y. Roskens,
President, Chief Executive Officer and Manager of America First

Date: March 1, 2005	By /s/ Michael J. Draper
Michael J. Draper,
Chief Financial Officer of America First

Date:March 1, 2005	By /s/ Mariann Byerwalter*
Mariann Byerwalter,
Manager of America First

Date:March 1, 2005	By /s/ William S. Carter*
William S. Carter,
Manager of America First

Date:March 1, 2005	By /s/ Patrick J. Jung*
Patrick J. Jung,
Manager of America First

Date:March 1, 2005	By /s/ George H. Krauss*
George H. Krauss,
Manager of America First

Date:March 1, 2005	By /s/ Martin A. Massengale*
Martin A. Massengale,
Manager of America First

Date:March 1, 2005	By /s/ Gail Walling Yanney*
Gail Walling Yanney,
Manager of America First

Date:March 1, 2005	By /s/ Clayton K. Yeutter*
Clayton K. Yeutter,
Manager of America First

*By Mark A. Hiatt,
     Attorney-in-Fact

/s/ Mark A. Hiatt
     Mark A. Hiatt