Form 10-K
period 2004-12-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2005-04-12
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 000-24843

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

(Exact name of registrant as specified in its Agreement of Limited Partnership)

Delaware (State or other jurisdiction of incorporation or organization)	47-0810385 (I.R.S. Employer Identification No.)

1004 Farnam Street, Suite 400 Omaha, Nebraska (Address of principal executive offices)	68102 (Zip Code)

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

Yes ☑      No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES ☐            NO ☑

     The aggregate market value of the registrant’s BUCs held by non-affiliates based on the final sales price of the BUCs on the last business day of the registrant’s most recently completed second fiscal quarter was $65,815,738.

DOCUMENTS INCORPORATED BY REFERENCE
None

ii

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

PART I

Forward-Looking Statements

This report (including, but not limited to, the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements that reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, the Partnership’s performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Partnership and the investments it has made constitute forward-looking statements. Beneficial Unit Certificate (“BUC”) holders and others should understand that these forward-looking statements are subject to numerous risks and uncertainties, and a number of factors could affect the future results of the Partnership and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. These factors include general economic and business conditions such as the availability and credit worthiness of prospective tenants, lease rents, operating expenses, the terms and availability of financing for properties financed by the tax-exempt mortgage revenue bonds owned by the Partnership, adverse changes in the real estate markets from governmental or legislative forces, lack of availability and credit worthiness of counter parties to finance future acquisitions and interest rate fluctuations and other items discussed under “Risk Factors” in Item 1 of this report.

Item 1. Business.

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

As of December 31, 2004, the Partnership owned twelve tax-exempt mortgage revenue bonds. The tax-exempt mortgage revenue bonds were issued by state and local housing authorities to provide for permanent financing of multifamily residential property and one student housing property. These properties are located in the states of Florida, Indiana, Iowa, South Carolina, Texas, Nebraska, Georgia and Kentucky and contain a total of 2,930 rental units.

The revenue bonds provide for the payment of fixed-rate base interest to the Partnership and for the payment of contingent interest based upon net cash flow and net capital appreciation of the underlying real estate properties. The amount of interest income earned by the Partnership from its investment in tax-exempt mortgage revenue bonds is a function of the net operating income generated by the properties collateralizing the tax-exempt mortgage revenue bonds. Net operating income from a multifamily residential property depends on the rental and occupancy rates of the property and the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property. Therefore, the return to the Partnership depends upon the economic performance of the multifamily residential properties which collateralize the tax-exempt mortgage revenue bonds. For this reason, the Partnership’s investments are dependent on the economic performance of such real estate and may be considered to be in competition with other income-producing real estate of the same type in the same geographic areas.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

The Partnership may also invest in other types of tax-exempt securities that may or may not be secured by real estate. These tax-exempt securities must be rated in one of the highest four rating categories by at least one nationally recognized securities rating agency and may not represent more than 25% of the Partnership’s assets at the time of acquisition. The Partnership may also acquire taxable mortgage loans secured by multifamily properties which collateralize tax-exempt mortgage revenue bonds secured by the same property.

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

The Partnership seeks to achieve its investment growth strategy by investing in additional tax-exempt mortgage revenue bonds and related investments, taking advantage of attractive financing structures available in the tax-exempt securities market and entering into interest rate risk management instruments. The Partnership may finance the acquisition of additional tax-exempt mortgage revenue bonds through the reinvestment of cash flow, the issuance of additional BUCs, and securitization financing arising from its existing portfolio of tax-exempt mortgage revenue bonds. The Partnership’s operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 40% and 60% of the total fair value of its assets.

To date, the Partnership has financed acquisitions of additional revenue bonds through a securitization transaction offered through the Merrill Lynch proprietary residual interest tax-exempt securities and puttable floating option tax-exempt receipts “P-Float” program. In a securitization transaction, the Partnership deposits a tax-exempt mortgage revenue bond into a trust which issues two types of securities, senior securities (“P-Floats”) and subordinated residual interest securities (“RITES”). The P-Floats are floating rate securities representing a beneficial ownership interest in the outstanding principal and interest of the tax-exempt mortgage revenue bond credit enhanced by Merrill Lynch (or a Merrill Lynch affiliate) and sold to institutional investors. The Partnership receives the net proceeds from the sale of the P-Floats and may use these funds to make additional investments. The RITES are issued to the Partnership and represent a beneficial ownership interest in the remaining interest on the underlying tax-exempt mortgage revenue bond. The Partnership maintains a call right on the senior P-Float securities and this allows it to collapse the trusts and retain a level of control over the underlying revenue bond. The call price of a P-Float is equal to its par amount plus 20% of any increase in the market value of the underlying revenue bonds. These transactions are accounted for by the Partnership as secured borrowings, and, in effect, provide the Partnership with variable-rate financing. Accordingly, these senior certificates are recorded by the Partnership as debt financing, the revenue bonds as investment securities held in trust, and the RITES as investment securities. The cash basis cost of funds relating to the P-Floats/RITES program (calculated as interest expense as a percentage of the weighted average face amount of the P-Floats), excluding the effect of marking the interest rate cap agreements to market, was approximately 2.51% for the year ended December 31, 2004.

During 2003, the Partnership acquired tax-exempt mortgage revenue bonds in Chandler Creek Apartments and Fairmont Oaks Apartments secured by the multifamily residential properties in the principal amounts of $12,000,000 and $8,020,000, respectively. The acquisition of Chandler Creek Apartments tax-exempt mortgage revenue bond was completed utilizing short term financing of $9,000,000 and 3,000,000 in cash. On January 15,

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

2004, the Partnership entered into a securitization transaction whereby the $9,000,000 short-term financing was securitized using the Merrill Lynch P-Float program. The $12,000,000 of Chandler Creek Apartments was pledged as collateral under the P-Float financing agreement. On January 30, 2004, the Partnership entered into a Forbearance Agreement with the owners of Chandler Creek Apartments which sets forth the terms under which the Partnership agrees to forbear from the exercise of remedies against the Chandler Creek Apartments owners due to certain continuing defaults under the documents securing the bonds. Among the conditions to forbearance is (i) the payment of interest on the entire outstanding principal amount of the bonds at 4.56% per annum; (ii) the appointment of America First Properties Management Company (a related party to the General Partner) as the property manager of the Chandler Creek Apartments; and (iii) the payment of a mortgage placement fee of $120,000 paid by Chandler Creek Apartments to the General Partner. The Forbearance Agreement will terminate upon the earlier of (i) a restructuring of the bonds; (ii) the date of cancellation of the bond indenture; (iii) the date of termination of the Forbearance Agreement by the bond trustee; (iv) the date of an owner default under the Forbearance Agreement; (v) the date of termination of the property management agreement; (vi) the termination date agreed upon by the Partnership and the owner; or (vii) December 15, 2005.

In connection with the financing of the Chandler Creek bonds, the Partnership also entered into a Custody Agreement with the significant terms being the Partnership’s right to payment of interest on the entire $15,795,000 of the Chandler Creek tax-exempt mortgage revenue bonds will be placed into a trust that will issue senior certificates in the notional amounts of $11,500,000 and $500,000 to the Partnership and an unaffiliated third party, respectively. The senior certificates will pay up to approximately 6.00% on a notional amount of $12,000,000 on a senior priority basis. The trust will issue a subordinate junior certificate in a notional principal of $3,795,000 to a separate unaffiliated third party. The junior certificate will pay up to approximately 6.00% on the notional amount of $3,795,000 on a subordinate priority basis. Interest paid on the certificates above 6.00% up to the bond’s stated rate of 7.60% will be paid on a parity basis among the Partnership and the other certificate holders based upon the notional amount of their certificates.

During 2004, the Partnership acquired tax-exempt bonds for a 140-bed student housing facility for Clarkson College in Omaha, Nebraska. The tax-exempt mortgage revenue bonds provide permanent financing and were issued in April 2004 for $6,200,000 at an annual rate of 6.0%.

In June 2004, the terms of $25,250,000 of tax-exempt mortgage revenue bonds, for which the Partnership held an investment were restructured to reduce the base interest rate from 7.5% to 5.0% and to create two separate issue series, Series A for $19,100,000 and Series B for $6,150,000. The Series B bonds are subordinate to the Series A bonds. The Partnership subsequently sold $19,100,000 (Series A) of its investment in the tax-exempt mortgage revenue bonds and used a portion of the proceeds to repay $14,000,000 in debt financing. The bonds mature in June 2034.

Effect of Adoption of FIN 46R on Financial Reporting

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities — an interpretation of ARB 51 (“FIN 46”). A modification to FIN 46 was issued in December 2003 (“FIN 46R”). The Partnership adopted FIN 46R as of January 1, 2004 and, as a result, it is now required to consolidate the assets, liabilities, results of operations and cash flows of certain entities that meet the definition of a “variable interest entity” (a “VIE”) into the Partnership’s financial statements. Management has determined that all but two of the entities which own multifamily apartment properties financed by the Partnership’s tax-exempt mortgage revenue bonds are VIEs of the Partnership. Because management determined that the Partnership is the primary beneficiary of each of these VIE pursuant to the terms of each tax-exempt mortgage revenue bond and the criteria within FIN 46R, the Partnership consolidated the assets, liabilities and results of these VIE’s multifamily properties into the Partnership’s financial statements. Transactions and accounts between the Partnership and the consolidated VIEs, including

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

the indebtedness underlying the tax-exempt mortgage bonds secured by the properties owned by the VIEs, have been eliminated in consolidation. Because each of the consolidated VIEs was created before January 1, 2004, the assets and liabilities of the VIEs have initially been measured at their carrying amounts with the net amount added to the Partnership’s balance sheet being recognized as the cumulative effect of a change in accounting principle in the consolidated statement of operations. The net assets of these VIEs, before related applicable elimination entries, consisting primarily of $2.5 million in restricted cash, $0.5 million in unrestricted cash, $93.5 million in investments in real estate, $2.6 million in other assets, $3.7 million in accounts payable and accrued expenses, $10.7 million in notes and interest payable and the $122.5 million in bonds payable. A $38.0 million loss was recorded as of January 1, 2004 from the cumulative effect of the change in accounting principle as a result of recording the net deficit allocable to the Partnership’s variable interest in the VIEs.

All 2004 financial information in this Form 10-K presented on the basis of Generally Accepted Accounting Principles (GAAP), is that of the Partnership and the VIEs on a consolidated basis. We refer to the Partnership and the consolidated VIEs throughout this Form 10-K as the “Company”. We refer to the Partnership as a stand-alone entity without consolidation of the VIEs as the “Partnership.”

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

Because the Partnership’s return on its tax-exempt mortgage revenue bonds depends on the economic performance of the multifamily residential properties financed by these bonds, the Partnership may be considered to be in competition with other residential real estate in the same geographic areas. In each city in which the properties collateralized by the tax-exempt mortgage revenue bonds owned by the Partnership are located, such properties compete with a substantial number of other multifamily properties. Multifamily properties also compete with single-family housing that is either owned or leased by potential tenants. To compete effectively, the apartment properties financed by the Partnership must offer quality apartments at competitive rental rates. In order to maintain occupancy rates and attract quality tenants, the apartment properties may also offer rental concessions, such as free rent to new tenants for a stated period. These apartment properties also compete by offering quality apartments in attractive locations and that provide tenants with amenities such as recreational facilities, garages and pleasant landscaping.

Environmental Matters

The Partnership believes that each of the properties collateralizing its tax-exempt mortgage revenue bonds is in compliance, in all material respects, with federal, state and local regulations regarding hazardous waste and other environmental matters and is not aware of any environmental contamination at any of such properties that would require any material capital expenditure by the underlying properties and therefore the Partnership for the remediation thereof.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Tax Status

The Partnership is classified as a partnership for federal income tax purposes and accordingly, it makes no provision for income taxes. The distributive share of the Partnership’s income, deductions and credits is included in each BUC holder’s income tax return.

The VIEs consolidated with the Partnership for GAAP reporting purposes are separate legal entities who record and report income taxes based upon their individual legal structure which may include corporations, limited partnerships and limited liability companies.

The Partnership does not presently believe that the consolidation of VIEs for reporting under GAAP will impact the Partnership’s tax status, amounts reported to BUC holders on IRS Form K-1, the Partnership’s ability to distribute tax-exempt income to BUC holders, the current level of quarterly distributions or the tax-exempt status of the underlying mortgage revenue bonds.

Risk Factors

The financial condition, results of operations and cash flows of the Partnership are affected by various factors, many of which are beyond the Partnership’s control. These include the following:

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

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

•	The value of the properties is the only source of repayment of the Partnership’s tax-exempt mortgage revenue bonds.

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

•	The Properties financed by the Partnerships tax-exempt bonds are not completely insured against damages from hurricanes and other major storms.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Four of the multifamily housing properties financed by tax-exempt bonds held by the Partnership are located in Florida in areas that are prone to damage from hurricanes and other major storms. Due to the significant losses incurred by insurance companies on policies written on properties in Florida damaged by hurricanes, property and casualty insurers in Florida have modified their approach to underwriting policies. As a result, the owners of these Florida properties now assume the risk of first loss on a larger percentage of their property’s value. If any of these properties were damaged in a hurricane or other major storm, the losses incurred could be significant and would reduce the cash flow available to pay base or contingent interest on the Partnership’s tax-exempt bonds collateralized by these properties. In general, the current insurance policies on these four properties carry a 3% deductible on the insurable value of the properties. The current insurable value of the Florida properties is approximately $1.6 million.

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

•	There are risks associated with the Partnership’s participation in the P-Float program.

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

•	In the event that counterparties are unable to fulfill their obligations under the derivative agreements, the Partnership could be adversely affected.

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

The tax-exempt status of the interest paid on the Partnership’s tax-exempt mortgage revenue bonds is subject to compliance by the underlying properties with the bond documents and covenants required by the bond issuing authority. In addition, the Partnership holds, directly or indirectly, residual interests in certain tax-exempt mortgage revenue bonds through securitization programs, such as the P-Floats/RITES program, which entitles the Partnership to a share of the tax-exempt interest of these

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

mortgage revenue bonds. It is possible that the tax-exempt status of the Partnership’s tax exempt bonds or the characterization of the residual interest in the P-Floats/RITES program could be challenged and the income the Partnership receives through these instruments could be treated as ordinary taxable income includable in the Partnership’s gross income for federal tax purposes. A BUC holder’s distributive share of this income would be taxable to the BUC holder regardless of whether an amount of cash equal to such distributive share is actually distributed to him or her.

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

Information Available on Website

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases are available free of charge at www.am1st.com as soon as reasonably practical after they are filed with the Securities and Exchange Commission (“SEC”).

Item 2. Properties.

The Partnership does not own or lease any physical properties. The Partnership’s ownership in tax-exempt mortgage revenue bonds are collateralized by underlying multi-family housing properties.

As a result of the adoption of FIN 46R, the Company is required to consolidate the multifamily residential properties owned by the Variable Interest Entities for which the Company is the primary beneficiary. The Company has consolidated ten multi-family housing properties located in Florida, Indiana, Iowa, South Carolina, Georgia, and Kentucky.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Item 3. Legal Proceedings.

There are no material pending legal proceedings to which the Partnership is a party or to which any of the properties collateralizing the Partnership’s tax-exempt mortgage revenue bonds are subject.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2004 to a vote of the Partnership’s security holders.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

     (a) Market Information. BUCs represent assignments by the sole limited partner of its rights and obligations as a limited partner. The rights and obligations of BUC holders are set forth in the Partnership’s Agreement of Limited Partnership. BUCs of the Partnership trade on the NASDAQ National Market System under the trading symbol “ATAXZ”. The following table sets forth the high and low sale prices for the BUCs for each quarterly period from January 1, 2003 through December 31, 2004.

2004	High	Low

1st Quarter	$7.72	7.11
2nd Quarter	$7.45	6.46
3rd Quarter	$7.35	6.69
4th Quarter	$7.49	7.03

2003	High	Low

1st Quarter	$8.37	$6.72
2nd Quarter	$7.49	$5.26
3rd Quarter	$7.75	$7.03
4th Quarter	$7.53	$7.00

(b) BUC Holders. The approximate number of BUC holders on March 4, 2005 was 4,412.

(c) Distributions. Distributions to Unit holders were made on a quarterly basis during 2004 and 2003. Total distributions paid or accrued to BUC holders during the fiscal years ended December 31, 2004 and 2003 equaled $5,312,482 and $5,312,482, respectively. The distributions paid or accrued per BUC during the fiscal years ended December 31, 2004 and 2003 were as follows:

	For the	For the
	Year Ended	Year Ended
	Dec. 31, 2004	Dec. 31, 2003
Cash Distributions	$0.5400	$0.5400

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information regarding the sources of funds that will be used for cash distributions and for a discussion of factors

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

which may adversely affect the Partnership’s ability to make cash distributions at the same levels in 2005 and thereafter.

Item 6. Selected Financial Data.

Set forth below is selected financial data for the Company as of and for the year ended December 31, 2004 and for the Partnership as of and for the years ended December 31, 2000 through December 31, 2003. The information should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed in response to Item 8 of this report. In addition, please refer to the discussions in Item 1 and Item 7 regarding the adoption of FIN 46R and its effects on the presentation of financial data in this report on Form 10-K.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

	As of or	As of or	As of or	As of or	As of or
	for the	for the	for the	for the	for the
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2000
Rental revenues	$19,009,408	$—	$—	$—	$—
Real estate operating expenses	(11,511,554)	—	—	—	—
Depreciation and amortization expense	(3,956,037)	(48,155)	(39,277)	(93,409)	(36,380)
Mortgage revenue bond investment income	923,108	8,769,052	8,593,940	8,536,107	7,038,731
Other bond investment income	321,750	321,750	321,750	307,656	21,312
Other interest income	78,367	116,266	421,242	541,312	457,139
Contingent interest income	—	—	—	16,897	—
Provision for loan losses	—	(1,810,000)	—	(150,000)	—
Realized loss on investment in tax-exempt mortgage revenue bonds	—	—	—	—	(1,100,000)
Interest expense	(2,295,834)	(1,615,179)	(1,851,563)	(1,894,989)	(1,442,685)
Hurricane related expenses	(771,666)	—	—	—	—
General and administrative expenses	(1,484,598)	(1,139,070)	(1,169,705)	(911,238)	(929,152)

Net income before cumulative effect of accounting change	$312,944	$4,594,664	$6,276,387	$6,352,336	$4,008,965

Cumulative effect of accounting change	(38,023,001)	—	—	—	—

Net income (loss)	$(37,710,057)	$4,594,664	$6,276,387	$6,352,336	$4,008,965
Less: general partners’ interest in net income	72,436	45,947	62,764	63,523	40,090
Unallocated loss related to variable interest entities	(44,953,615)	—	—	—	—
Limited partners’ interest in net income	$7,171,122	$4,548,717	$6,213,623	$6,288,813	$3,968,875

Limited partners’ interest in net income per unit (basic and diluted):

Income before cumulative effect of accounting change	$0.52	$0.46	$0.63	$0.64	$0.40

Cumulative effect of accounting change	$0.21	$—	$—	$—	$—

Net income, basic and diluted, per unit	$0.73	$0.46	$0.63	$0.64	$0.40

Distributions paid or accrued per BUC	$0.5400	$0.5400	$0.5400	$0.5400	$0.5400

Investments in tax-exempt mortgage revenue bonds, at estimated fair value	$16,031,985	$139,197,520	$118,528,538	$118,405,000	$110,500,000

Real estate assets, net	$89,907,631	$—	$—	$—	$—

Total assets	$118,147,479	$155,553,817	$138,757,080	$138,152,244	$124,365,504

Total debt	$81,255,833	$67,495,000	$59,730,000	$59,755,000	$49,255,000

Cash flows provided by operating activities	$5,507,735	$6,621,089	$6,027,051	$6,370,658	$5,060,153

Cash flows used in investing activities	$(4,886,626)	$(21,080,890)	$(1,240,220)	$(8,749,561)	$(42,586,939)

Cash flows provided by (used in) financing activities	$(1,600,875)	$10,582,011	$(6,202,422)	$5,111,176	$39,470,139

Cash Available for Distribution (“CAD”)(1)	$6,346,028	$6,813,368	$6,769,103	$6,595,745	$5,145,345

Weighted average number of BUCs outstanding, basic and diluted	9,837,928	9,837,928	9,837,928	9,837,928	9,850,770

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

(1) To calculate CAD, amortization expense related to debt financing costs and bond reissuance costs, interest rate cap expense, provision for loan losses, realized losses on investments and losses related to VIE’s including the cumulative effect of accounting change are added back to the Company’s net income (loss) as computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company uses CAD as a supplemental measurement of its ability to pay distributions. The Company believes that CAD provides relevant information about its operations and is necessary along with net income (loss) for understanding its operating results.

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

	2004	2003	2002	2001	2000
Net income (loss)	$(37,710,057)	$4,594,664	$6,276,387	$6,352,336	$4,008,965
Net loss related to VIEs	4,867,444	—	—	—	—
Cumulative effect of accounting change	38,023,001	—	—	—	—

Net income before impact of VIE consolidation	5,180,388	4,594,664	6,276,387	6,352,336	4,008,965
Amortization expense (Partnership only)	196,122	48,155	39,277	93,409	36,380
Interest rate cap expense	377,023	360,549	453,439	—	—
Provision for loan losses	217,654	1,810,000	—	150,000	—
Realized loss on investment in tax-exempt mortgage revenue bonds	374,841	—	—	—	1,100,000

CAD	$6,346,028	$6,813,368	$6,769,103	$6,595,745	$5,145,345

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

In discussing and analyzing the Partnership’s financial condition and results of operations for the years ending December 31, 2004, 2003 and 2002, it is necessary to understand the effect that FASB Interpretation No. 46, Consolidation of Variable Interest Entities — an Interpretation of ARB 51 (“FIN 46R”) had on the presentation of the financial information of the Partnership.

The Partnership adopted FIN 46R as of January 1, 2004 and, as a result, it is now required to consolidate the assets, liabilities and results of operation of certain entities that meet the definition of a “variable interest entity” (a “VIE”) into the Company’s financial statements. Management has determined that all but two of the entities which own multifamily apartment properties financed by the Partnership’s tax-exempt mortgage revenue bonds are VIEs of the Partnership. Because management determined that the Partnership is the primary beneficiary of each of these VIEs pursuant to the terms of each tax-exempt mortgage revenue bond and the criteria within FIN 46R, the Partnership consolidated the assets, liabilities and results of these VIEs multifamily properties into the Partnership’s financial statements. All significant transactions and accounts between the Partnership and the consolidated VIEs, including the indebtedness underlying the tax-exempt mortgage bonds secured by the properties owned by the VIEs, have been eliminated in consolidation. Because each of the consolidated VIEs was created before January 1, 2004, the assets and liabilities of the VIEs have initially been measured at their carrying amounts with the net amount added to the Partnership’s balance sheet being recognized as the cumulative effect of a change in accounting principle. The net assets of these VIEs, before related applicable elimination entries, consisting primarily of $2.5 million in restricted cash, $0.5 million in unrestricted cash, $93.5 million in investments in real estate, $2.6 million in other assets, $3.7 million in accounts payable and accrued expenses, $10.7 million in notes and interest payable and the $122.5 million in bonds payable. A $38.0

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

million loss was recorded as of January 1, 2004 from the cumulative effect of the change in accounting principle as a result of recording the net deficit allocable to the Partnership’s variable interest in the VIEs.

The Partnership

The Partnership was formed for the primary purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.

The Partnership’s primary assets are its tax-exempt mortgage revenue bonds, which provide permanent financing for eleven multifamily housing properties and one student housing property. A description of the properties collateralizing the tax-exempt mortgage revenue bonds owned by the Partnership as of December 31, 2004 is as follows:

					Economic Occupancy
			Physical occupancy		for the year ended
		Number	as of December 31,		December 31, (1)
Property Name	Location	of Units	2004	2003	2004	2003
Ashley Pointe at Eagle Crest	Evansville, IN	150	93%	90%	85%	88%
Ashley Square	Des Moines, IA	144	94%	96%	90%	89%
Bent Tree Apartments	Columbia, SC	232	86%	92%	78%	81%
Chandler Creek Apartments	Round Rock, TX	216	91%	N/A (3)	N/A (3)	N/A	(3)
Clarkson College	Omaha, NE	142	63%	N/A (3)	N/A (3)	N/A	(3)
Clear Lake Colony Apartments	West Palm Beach, FL	316	88%	95%	86%	89%
Fairmont Oaks Apartments	Gainsville, FL	178	92%	95%	84%	90	% (2)
Iona Lakes Apartments	Ft. Myers, FL	350	91%	89%	82%	78%
Lake Forest Apartments	Daytona Beach, FL	240	92%	95%	81%	83%
Northwoods Lake Apartments	Duluth, GA	492	88%	84%	70%	67%
Woodbridge Apts. of Bloomington III	Bloomington, IN	280	86%	98%	86%	94%
Woodbridge Apts. of Louisville II	Louisville, KY	190	91%	92%	90%	90%

		2,930	88%	92%	81%	83%

(1)	Economic occupancy is presented for the years ended December 31, 2004 and 2003, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units.

(2)	From the date of acquisition of the tax-exempt mortgage bond collateralized by this property.

(3)	Information not available due to the timing of acquisition.

The aggregate carrying value of the tax-exempt mortgage revenue bonds as of December 31, 2004 was $117,087,121. The carrying value reflects the Partnership’s estimate of the fair value as no public market exists for these bonds. The estimated fair value of the tax-exempt mortgage revenue bonds is obtained by a third party or calculated by discounting each bond’s expected future cash flows using discount rates for comparable tax-exempt investments.

Each of the tax-exempt mortgage revenue bonds bears tax-exempt interest at a fixed rate and provides for the payment of additional contingent interest that is payable solely from available net cash flow generated by the financed property. The principal amounts of eight of the bonds do not amortize over their respective terms. The terms of the remaining four bonds provide for semiannual payments of principal and interest out of operating cash flow.

The multifamily housing industry is experiencing soft market conditions which are attributable to three factors: i) recessionary conditions in certain markets; ii) over-building of apartment properties; and iii) high levels of

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

single family home purchases largely due to record low mortgage interest rates. These factors have reduced the availability and increased the competition for credit worthy tenants, which in turn reduces effective rents in the form of concessions and increases operating costs such as leasing incentives. Reductions in net rental income from the multifamily properties collateralizing the bonds may negatively impact future interest income earned on the Partnership’s tax-exempt mortgage revenue bonds. At December 31, 2004, all of the Partnership’s tax-exempt mortgage revenue bonds were paying their full amount of base interest. The Partnership has the ability and may restructure the terms of its tax-exempt mortgage revenue bond to reduce the base interest rate payable on these bonds. The Partnership remains aware of this potential and continues to monitor the performance of the multifamily properties collateralizing its tax-exempt mortgage revenue bonds. Offsetting these weak conditions are the positive economic benefits the Partnership is experiencing from the record low interest rates it is paying on its variable-rate debt.

As of December 31, 2004 the Partnership has securitized $62,275,000 of its tax-exempt mortgage revenue bond portfolio and has pledged a total of $116,721,000 of its tax-exempt mortgage revenue bond portfolio and other tax-exempt bonds in connection with the securitizations. The Partnership uses the proceeds from these securitization transactions to acquire additional tax-exempt mortgage revenue bonds and other investments.

The Partnership may make taxable loans for the purpose of acquiring the tax-exempt mortgage revenue bonds secured by the same property or to provide capital project funding to a property securing a tax-exempt mortgage revenue bond already owned by the Partnership. Therefore, the business purpose of the Partnership making the taxable loans is not solely to earn taxable income, but rather to acquire a tax-exempt mortgage revenue bond or to improve the condition of a property securing a tax-exempt mortgage revenue bond. In most cases, the taxable loans are subordinate to the tax-exempt mortgage revenue bonds. The interest payable on the taxable loan is only paid by the property after the payment of: (i) the tax-exempt base interest on the tax-exempt bond along with any required principal payments; and (ii) the tax-exempt contingent interest on the tax-exempt mortgage revenue bond. Due to the current weak market conditions of the multifamily industry and the competition from over-building and single-family housing, the underlying properties are not generating enough cash flow to cover the interest on the taxable mortgage loans due from Northwoods, Fairmont or Ashley Square, although the underlying properties are fully servicing the base interest on the tax-exempt mortgage revenue bonds.

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

In contrast to the Partnership, the assets of the Company consist primarily of the ten multifamily properties owned by the VIEs and the tax-exempt bonds on the remaining two properties, Chandler Creek Apartments and Clarkson College student housing, which are not held by VIEs. All tax-exempt and taxable loans representing debt from the VIEs to the Partnership are eliminated in consolidation on the financial statements of the Company.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management of the Partnership to make a number of judgments, assumptions and estimates. The application of these judgments, assumptions and estimates can affect the amounts of assets, liabilities, revenues and expenses reported by the Partnership. All of the Partnership’s significant accounting policies are described in Note 2 to the Partnership’s consolidated financial statements filed included in Item 8 of this report. The Partnership considers the following to be its critical accounting policies as they involve judgments, assumptions and estimates that significantly affect the preparation of its financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Variable interest entities (“VIEs”)

When the Partnership invests in a tax-exempt mortgage revenue bond which is collateralized by the underlying multifamily property, the Partnership will evaluate the entity which owns the property securing the tax-exempt mortgage revenue bond to determine if it is a VIE as defined by FIN 46R. FIN 46R is a complex standard that requires significant analysis and judgment. If it is determined that the entity is a VIE, the Partnership will then evaluate if it is the primary beneficiary of such VIE, by determining whether the Partnership will absorb the majority of the VIE’s expected losses, receive a majority of the VIE’s residual returns, or both. If the Partnership determines itself to be the primary beneficiary of the VIE, then the assets, liabilities and financial results of the related multifamily property will be consolidated in the Partnership’s financial statements. As a result of such consolidation, the tax-exempt or taxable debt financing provided by the Partnership to such consolidated VIE will be eliminated as part of the consolidation process. However, the Partnership will continue to receive interest and principal payments on such debt and these payments will retain their characterization as either tax-exempt or taxable interest for income tax reporting purposes.

Investments in tax-exempt mortgage revenue bonds

Valuation — As all of the Partnership’s investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values. The tax-exempt mortgage revenue bonds have a limited market. As such, the Partnership estimates the fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. This calculation methodology encompasses judgment in its application, especially in the determination of the discount rate. A decrease or increase in the discount rate increases or decreases, respectively, the estimate of fair value. Furthermore, volatility in interest rates and the impact it has on the bond markets may also likely cause uncertainty in the estimated fair values.

Effect of classification of securities on earnings — As the Partnership’s investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, changes in estimated fair values are recorded as adjustments to accumulated other comprehensive income, which is a component of partners’ capital, rather than through earnings. The Partnership does not intend to hold any of its securities for trading purposes; however, if the Partnership’s available-for-sale securities were classified as trading securities, there could be substantially greater volatility in the Partnership’s earnings because changes in estimated fair values would be reflected in the Partnership’s earnings.

Review of securities for other-than-temporary impairment — The Partnership periodically reviews each of its mortgage revenue bonds for impairment by the estimated fair value of the revenue bond compared to its carrying amount. The estimated fair value of the revenue bond is calculated using a discounted cash flow model using interest rates for comparable investments. A security is considered other than temporarily impaired if evidence indicates that the cost of the investment is not recoverable within a reasonable period of time. If an other-than-temporary-impairment exists, the cost basis of the mortgage bond is written down to its estimated fair value, with the amount of the write-down accounted for as a realized loss. The recognition of an other-than-temporary impairment and the potential impairment analysis are subject to a considerable degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the financial statements. The estimated future cash flow of each revenue bond depends on the operations of the underlying property and, therefore is subject to a significant amount of uncertainty in the estimation of future rental receipts, future real estate operating expenses, and future capital expenditures. Such estimates are affected by economic factors such as the rental markets and labor markets in which the property operates, the current capitalization rates for properties in the rental markets, and tax and insurance expenses. Different conditions or different assumptions applied to the calculation may result in different results. The Partnership periodically

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

compares its estimates with historical results to evaluate the reasonableness and accuracy of its estimates and adjusts its estimates accordingly.

Revenue recognition — The interest income received by the Partnership from its tax-exempt mortgage revenue bonds is dependent upon the net cash flow of the underlying properties. Base interest income on fully performing tax-exempt mortgage revenue bonds is recognized as it is accrued. Base interest income on tax-exempt mortgage revenue bonds not fully performing is recognized as it is received. Past due base interest on tax-exempt mortgage revenue bonds, which are or were previously not fully performing, is recognized as received. The Partnership reinstates the accrual of base interest once the tax-exempt mortgage revenue bond’s ability to perform is adequately demonstrated. Contingent interest income, which is only received by the Partnership if the properties financed by the tax-exempt mortgage revenue bonds generate excess available cash flow as set forth in each bond, is recognized as received.

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

Results of Operations

As a result of its adoption of FIN 46R on January 1, 2004, the Company began reporting results of operations on a consolidated basis for two reportable segments, the Partnership and VIEs. In addition to the two reportable segments, the Company also separately reports its consolidating and eliminating entries in order to properly reflect the operations of its two reportable segments.

The Partnership operates for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. Prior to 2004, the Partnership was the only reportable segment of the Company.

The VIEs primary operating strategy focuses on multifamily apartment properties as long-term investments. Each VIE owns one multifamily apartment property that has been financed by a tax-exempt mortgage revenue bond held by the Partnership. The VIEs operating goal is to generate increasing amounts of net rental income from these properties that will allow it to service debt. In order to achieve this goal, management of these multifamily apartment properties is focused on: (i) maintaining high economic occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties ; and (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas. As of December 31, 2004, the Company consolidated 10 VIE multifamily apartment properties containing a total of 2,572 rental units. The VIEs’ multifamily apartment properties are located in the states of Iowa, Indiana, Florida, Georgia, Kentucky and South Carolina.

Because 2004 represents the first year of consolidating VIEs under FIN 46R, the Company’s discussion of the VIEs’ segment is limited to the current year’s operations.

The tables below compare the results of operations for the Partnership in 2003 and 2002 and the Company for 2004:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002
Revenues:
Rental revenues	$19,009,408	$—	$—
Mortgage revenue bond investment income	923,108	8,769,052	8,593,940
Other bond investment income	321,750	321,750	321,750
Other interest income	78,367	116,266	421,242

Total Revenues	20,332,633	9,207,068	9,336,932

Expenses:
Real estate operating (exclusive of items shown below)	11,511,554	—	—
Depreciation and amortization	3,956,037	48,155	39,277
Interest	2,295,834	1,615,179	1,851,563
General and administrative	1,484,598	1,139,070	1,169,705
Provision for loan losses	—	1,810,000	—
Hurricane related	771,666	—	—

Total Expenses	20,019,689	4,612,404	3,060,545

Income before cumulative effect of accounting change	312,944	4,594,664	6,276,387

Cumulative effect of accounting change	(38,023,001)	—	—

Net income (loss)	$(37,710,057)	$4,594,664	$6,276,387

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Consolidated

     Rental Revenues. All of the rental revenue reported by Company for the year ended December 31, 2004 is the result of consolidating the results of operations of the VIEs. No rental income was recorded in 2003 since the Partnership did not report the VIEs’ financial results on a consolidated basis in 2003. Average physical occupancy for 2004 was approximately 90% for the consolidated properties. Average economic occupancy for 2004 was approximately 81% for the consolidated properties of the Company. Economic occupancy is defined

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

as the net rental income received divided by the maximum amount of rental income to be derived from each property.

     Mortgage revenue bond investment income. The decrease in mortgage revenue bond investment income from 2003 to 2004 is due primarily to the elimination of the interest income resulting from the consolidation of the VIEs. The income relates directly to the tax-exempt mortgage revenue bond expense of the underlying properties which are owned by the VIEs. The mortgage revenue bond investment income earned by the Company in 2004 was from the tax-exempt mortgage revenue bond on Chandler Creek Apartments which was acquired in April of 2004. Because the VIEs that own these two properties do not meet the requirements for consolidation, the Company does not eliminate the interest income received from these bonds.

     Real estate operating expenses. Real estate operating expenses in the current period are the result of consolidating the VIEs. No rental operating expenses were recorded in 2003 since the Partnership did not report the VIEs’ financial results on a consolidated basis in 2003. Real estate operating expenses are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in rental revenue would result in a reduction in real estate operating margins. Conversely, as rental revenue increases, the fixed nature of these expenses will increase real estate operating margins as these real estate operating expenses would not increase at the same rate.

     Depreciation and amortization expense. Depreciation expense on real estate assets in the current period is the result of consolidating the financial results of VIEs. No depreciation expense was recorded in 2003 since the Partnership did not report the VIEs’ financial results on a consolidated basis in 2003. Depreciation is expected to remain relatively flat in future years provided no significant changes occur in the real estate portfolio.

     Interest expense. Interest expense increased in 2004, primarily due to the interest expense associated with $19.1 million of Northwoods Lake bonds. In June 2004, tax-exempt mortgage revenue bonds related to Northwoods Lake Apartments were restructured to create two separate issue series, Series A for $19,100,000 and Series B for $6,150,000. The Partnership sold its investment in the Series A bonds for $19,100,000. The sale of the bonds was to an unaffiliated third-party. Because the Company continues to consolidate Northwoods Lake Apartments under FIN 46R, the Company consolidates this obligation related to the Series A bonds. Therefore, the interest associated with this obligation is also now consolidated in the Company’s consolidated financial statements. The Company’s effective interest rate on its debt financing, excluding the effect of marking the interest rate cap agreements to market, was 2.08% for the year ended December 31, 2004.

     General and administrative expenses. General and administrative expenses increased due primarily to an increase in accounting fees, salaries and related expenses. In addition, the Company incurred costs related to preliminary work associated with Sarbanes-Oxley compliance. Higher administrative fees paid to the General Partner resulting from the acquisition of additional tax-exempt investments by the Partnership in accordance with its investment strategy also contributed to the increase.

     Hurricane related expenses. These expenses relate to the hurricane damages sustained by certain properties located in the areas of Florida and Georgia that were affected by the various hurricanes that hit during the period. No such expenses were incurred in 2003.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Partnership

The following discussion of the Partnership’s results of operations for the year ended December 31, 2004 and 2003 reflects the operations of the Partnership prior to the consolidation of the VIEs, which was required with the implementation of FIN 46R effective January 1, 2004. This information reflects the information used by management to analyze its operations and is reflective of the segment data discussed in Note 14.

	For the	For the
	Year Ended	Year Ended	Dollar	Percentage
	Dec. 31, 2004	Dec. 31, 2003	Change	Change
Revenues
Mortgage revenue bond investment income	$8,779,595	$8,769,052	$10,543	—
Other bond investment income	321,750	321,750	—	—
Other interest income	127,160	116,266	10,894	9%

Total Revenues	9,228,505	9,207,068	21,437	—

Expenses
Bond impairment	374,841	—	374,841	—
Provision for loan losses	217,654	1,810,000	(1,592,346)	-88%
Interest expense	1,774,902	1,615,179	159,723	10%
Amortization expense	196,122	48,155	147,967	307%
General and administrative expenses	1,484,598	1,139,070	345,528	30%

Total Expenses	4,048,117	4,612,404	(564,287)	-12%

Income before cumulative effect of accounting change	$5,180,388	$4,594,664	$585,724	13%

     Mortgage revenue bond investment income. Mortgage revenue bond investment income increased $10,543 in 2004 compared to 2003 due to: (i) interest earned on the Chandler Creek Apartments bond which was acquired in December 2003; (ii) an increase in interest earned on Fairmont Oaks Apartments tax-exempt mortgage bonds due to a full year of interest earned in 2004 compared to a partial year of interest earned in 2003 as the bonds were acquired in April 2003; and (iii) interest earned on the acquisition of the Clarkson College tax-exempt bonds acquired in April 2004. Chandler Creek Apartments contributed $716,325 in interest income in 2004 compared to $30,000 of interest income in 2003. Fairmont Oaks Apartments tax-exempt mortgage bonds earned interest income of $494,140 in 2004 compared to $369,780 in 2003. Clarkson College contributed $206,783 to interest income during 2004. These increases were offset by a decrease of $913,677 in interest earned on $19.1 million of the Northwoods Lake Apartments tax-exempt mortgage revenue bonds sold in June 2004. The original $25,250,000 Northwoods Lake bonds were restructured to reduce the base interest rate from 7.5% to 5.0% and to create two separate series of bonds. The Partnership sold the $19.1 million Series A bonds and retained the $6,150,000 Series B bonds. Further offsetting the increase in mortgage revenue bond investment income were decreases associated with past-due interest earned in 2004 compared to 2003.

     Other interest income. Other interest income represents income earned on the Partnership’s taxable loans and cash and cash equivalents. The increase is attributable to interest earned on the taxable loan for Clarkson College. The taxable loan was converted into tax-exempt bonds in April 2004.

     Bond impairment and provision for loan losses. The tax-exempt mortgage revenue bonds have a limited market. As such, the Partnership estimates the fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. Provisions for loan losses are estimated

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

using the present value of the expected cash flows of the underlying properties to which the loan relates. The Partnership recorded impairments on its bonds and taxable loans in 2004 of $592,495 compared to impairments of $1,810,000 in 2003.

     Interest expense. Interest expense increased $159,723 due primarily to higher average debt levels in 2004 compared to 2003.

     Amortization expense. Amortization expense increased $147,967 primarily due to the bond and debt financing costs expensed on the restructure of the Northwood Lakes bonds.

     General and administrative expenses. General and administrative expenses increased due primarily to an increase in accounting fees, salaries and related expenses. In addition, the Partnership incurred costs related to preliminary work associated with Sarbanes-Oxley compliance. Higher administrative fees paid to the General Partner resulting from the acquisition of additional tax-exempt investments by the Partnership in accordance with its investment strategy also contributed to the increase.

VIEs

Under FIN 46R, the VIEs operations are included in the consolidated financial statements beginning January 1, 2004. Therefore, the discussion of the VIEs only relates to current year operations.

Net loss for the VIEs before the cumulative effect of accounting change was $4,898,744 in 2004. Losses on VIEs are expected due to highly leveraged position of the properties and the associated interest expense and the non-cash depreciation expense on the multi-family housing properties.

The VIEs recorded $19,009,408 of rental revenues in 2004 related to ten multi-family housing properties. Average physical occupancy for 2004 was approximately 90% for the consolidated properties. Average economic occupancy for 2004 was approximately 81% for the consolidated properties of the Company. Economic occupancy is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. The difference between physical occupancy and economic occupancy generally reflects the effects of rental concessions, delinquent rents and non-revenue units such as models and employee units.

Real estate operating expenses for 2004 were $11,511,554. Real estate operating expenses are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in rental revenue would result in a reduction in real estate operating margins. Conversely, as rental revenue increases, the fixed nature of these expenses will increase real estate operating margins as these real estate operating expenses would not increase at the same rate.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Because FIN 46R was required to be adopted as of January 1, 2004, it had no effect on the presentation of the financial results of operations for 2003 and 2002. Therefore, the discussion of the results of operations for 2003 and 2002 relates only to the Partnership as it has historically been presented.

     Mortgage revenue bond investment income. Mortgage revenue bond investment income increased $175,112 or 2.0% from 2002 to 2003. An increase of approximately $369,800 is attributable to earnings of base interest on the Fairmont Oaks Apartments bond which was acquired in April 2003. Offsetting this increase was a decline from approximately $210,000 of mortgage revenue bond investment income recognized in 2002 as a

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

result of the final accounting on the sale of the Shoals Crossing tax-exempt mortgage revenue bond to minimal income being recognized in 2003.

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

     Interest expense. Interest expense decreased for the Partnership’s debt financing by $236,384 or 12.8% from 2002 to 2003. The Partnership has entered into three interest rate cap agreements in order to mitigate its exposure to interest rates on its variable-rate debt financing. A decrease of approximately $139,300 is due to the interest rate cap expense related to the cap agreement purchased in July of 2002, a decrease of approximately $245,200 is due to the interest rate cap expense related to the convertible rate cap agreement purchased in November of 2002 and an increase of approximately $291,600 is due to the interest rate cap expense related to the convertible rate cap agreement purchased in February of 2003. The interest rate cap expense is the result of marking the interest rate caps to market. This mark to market adjustment is a non-cash adjustment and thus, while it may have a significant impact on interest expense, it has no impact on the Partnership’s cash position. An increase of approximately $115,000 is due to the interest expense associated with the securitization transaction to acquire the Fairmont Oaks Apartments tax-exempt mortgage revenue bonds in April 2003. Additionally, a decrease of approximately $258,000 was due to a significant decline in the short term tax-exempt interest rates. The Partnership’s effective interest rate on the variable-rate debt financing, excluding the effect of marking the interest rate cap agreements to market, was 1.86% in 2003 compared to 2.3% in 2002.

     Depreciation and amortization expense. Amortization expense increased $8,878 from 2002 to 2003 primarily due to the amortization on the P-Float transaction and amortization of the bond issuance costs related to the April 2003 acquisition of the Fairmont Oaks Apartments tax-exempt mortgage revenue bonds.

     General and administrative expenses. General and administrative expenses decreased $30,635 or 2.6% from 2002 to 2003 due to: (i) a decrease of approximately $50,000 in tax-exempt mortgage revenue bond servicing and bond trustee fees; (ii) a decrease of approximately $18,000 in transfer agent fees; (iii) a decrease of approximately $17,000 in legal fees due to costs associated with the sale of the Shoals Crossing tax-exempt mortgage revenue bond not repeated in the current year; and (iv) a decrease of approximately $16,000 in printing expenses due to increased in-house printing during the current year. These decreases were offset by increases of approximately $41,000 in insurance premiums and a net increase of approximately $30,000 in other general and administrative expenses.

     Provision for loan losses. In the fourth quarter of 2003, the Partnership recorded a provision of $1,810,000 on its taxable loan to Northwoods Lake Apartments. The allowance was calculated based upon the present value of the estimated cash flows available to service the loan. The establishment of an allowance on the Northwoods Lake Apartments loan is not a legal relief of payment from the underlying property, but is a financial reporting measurement of the estimated amount recoverable based upon the facts and circumstances at December 31, 2003. As a result, the Partnership’s financial statements for the year ended December 31, 2003 reflect a non-cash expense of $1,810,000, which does not affect cash or distributions to BUC holders.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Liquidity and Capital Resources

Tax-exempt interest earned on the mortgage revenue bonds represents the Partnership’s principal source of cash flow. Tax-exempt interest is primarily comprised of base interest on the mortgage revenue bonds. The Partnership will also receive from time to time contingent interest on the mortgage revenue bonds. Contingent interest is only paid when the underlying properties generate excess cash flow, therefore, cash in-flows are generally fixed in nature and increase when the underlying properties have strong economic performances and when the Partnership acquires additional tax-exempt mortgage revenue bonds.

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

Interest expense on the Partnership’s variable-rate debt financing is not fixed and will fluctuate depending upon the BMA Index. This rate, which does not include liquidity, credit enhancement, remarketing, trustee and custodian fees, that approximate 90 basis points, has ranged between 0.87% to 1.99% in 2004 and 0.70% to 1.36% in 2003. To manage the uncertainty of this variable expense, the Partnership has capped the interest rate, which includes fees of approximately 90 basis points, on $45 million of its debt financing at 3.90% ($30 million) and 4.40% ($15 million). These caps are derivative instruments and are required to be marked-to-market with the difference recognized in earnings as interest expense which can result in significant volatility to reported net income over the term of the caps. As the mark to market adjustment is a non-cash adjustment, it has no impact on cash flows. Interest expense will also increase or decrease depending upon the outstanding balance of the debt financing.

General and administrative expenses primarily consist of employee expenses, accounting expenses and legal expenses. One of the benefits of the Partnership’s growth strategy is to take advantage of the nature of these expenses to achieve economies of scale.

The Partnership believes that cash provided by net interest income from its tax-exempt mortgage revenue bonds and other investments, supplemented, if necessary, by withdrawals from its reserve, will be adequate to meet its projected short-term and long-term liquidity requirements, including the payment of expenses, interest and distributions to BUC holders. As of December 31, 2004, the Partnership did not have any current agreements to acquire additional tax-exempt mortgage revenue bonds or other significant capital commitments. The Partnership continues to seek additional investment opportunities and believes it can acquire additional tax-exempt mortgage revenue bonds with its cash on hand and financing available to it.

Cash flows provided by operating activities decreased $1,113,354 in 2004 compared to 2003 due mainly to the timing of operating receipts and payments and lower net income in 2004 versus 2003.

Cash used in investing activities decreased $16,194,264 in 2004 compared to 2003 which is primarily due to the acquisitions of Fairmont Oaks and Chandler Creek tax-exempt mortgage revenue bonds in 2003. Similar acquisitions did not occur in 2004.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Cash provided by financing activities decreased $12,182,886 in 2004 compared to 2003 due to proceeds from short-term financing of $9,000,000 and an increase in proceeds from debt financing related to the acquisition of Fairmont Oaks tax-exempt mortgage revenue bonds in 2003.

Off Balance Sheet Arrangements

As of December 31, 2004 and 2003, the Partnership invests in tax-exempt mortgage revenue bonds which are collateralized by multifamily housing projects. The multifamily housing projects are owned by entities that are not controlled by the Partnership. The Partnership has no equity interest in these entities and does not guarantee any obligations of these entities. The VIEs that are consolidated by the Partnership do not have off-balance sheet arrangements. The Partnership has financed the acquisition of some of its tax-exempt revenue bonds using the Merrill Lynch P-Float program. Although this financing involves placing the mortgage revenue bonds in trust in exchange for an interest in the trust, the transaction is treated as a leveraged financing and not a sale of the mortgage revenue bonds. Therefore, the Partnership continues to reflect the mortgage revenue bonds as assets in its balance sheet and does not have any off-balance sheet arrangements. The Partnership does not engage in trading activities involving non-exchange traded contracts. As such, the Partnership is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships. The Partnership does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Company or its related parties other than what is disclosed in Note 9 to the Partnership’s Financial Statements.

Contractual Obligations

The Partnership has the following contractual obligations as of December 31, 2004:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Debt financing	$81,255,833	$—	$7,945,000	$10,420,000	$62,890,833

The Company is also contractually obligated to pay interest on its long-term debt obligations.

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

Recent Accounting Pronouncements

There are no accounting pronouncements that have been issued but not yet adopted by the Company that are expected to have a material impact on the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Partnership’s primary market risk exposures are interest rate risk and credit risk. The Partnership’s exposure to market risks relates primarily to its investments in tax-exempt mortgage revenue bonds and its debt financing.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Partnership’s control. The nature of the Partnership’s investment in the tax-exempt mortgage revenue bonds and the debt financing used to finance these investments exposes the Partnership to financial risk due to fluctuations in market interest rates. The tax-exempt mortgage revenue bonds bear base interest at fixed rates and may additionally pay contingent interest which fluctuates based upon the cash flows of the underlying property. As of December 31, 2004, the weighted average base rate of the tax-exempt mortgage revenue bonds was 6.8%. Accordingly, the interest income generated by the tax-exempt mortgage revenue bonds is generally fixed, except to the extent the underlying properties generate enough excess cash flow to pay contingent interest. Each of the bonds matures after 2009. Conversely, the interest rates on the Partnership’s floating rate debt financing fluctuate based on the BMA Index Rate, which resets weekly. Accordingly, the Partnership’s cost of borrowing will increase as the BMA Index Rate increases. As of December 31, 2004, the Partnership had total debt financing outstanding of $62,275,000. If the average BMA Index Rate, including fees, had increased or decreased by 100 basis points for the year ended December 31, 2004, the interest expense payments on this variable-rate debt financing would have increased or decreased by approximately $757,000, respectively. However, if the rates had increased, two of the cap agreements would have become effective and conversely $30,000,000 of the debt would have been capped at 3.90% which would have resulted in interest savings of approximately $54,000.

In the event of a significant unfavorable fluctuation in interest rates, the Partnership may collapse each of its financing transactions by exercising the call feature of the respective bond securitization. The BMA Index Rate, net of any fees, ranged from 0.87% to 1.99% during the year ended December 31, 2004, while the base rates of the securitized tax-exempt mortgage revenue bonds range from 5.00% to 7.50% as of December 31, 2004. In the event that the BMA Index Rate rises dramatically and exceeds the base rate of the securitized tax-exempt mortgage revenue bonds, the trust would be collapsed as a result of insufficient interest from the underlying fixed-rate tax-exempt mortgage bond to service the floating rate senior interest obligations of the P-Float. Upon collapse of the trust, the Company would have to either refinance or sell the tax-exempt mortgage revenue bonds. A decrease in the net interest income earned through the structure of the securitizations would decrease cash available for distributions.

The Partnership is managing its interest rate risk on its debt financing by entering into interest rate cap agreements that cap the amount of interest expense it could pay on its floating rate debt financing as follows:

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

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

Using the cap agreements, the Partnership is able to benefit from the current low interest rate environment, while still remaining protected from a significant increase in the floating rates. Bank of America does have the right to convert two of the cap agreements to a fixed rate swap, in which case the Partnership’s interest expense would be fixed, but at higher interest rates than the current floating rate. Should the BMA Index Rate continue to remain low or further decline, Bank of America could exercise such option. The cap agreements are required to be marked to market with the difference recognized in earnings as interest expense which can result in significant volatility to reported net income over the term of the caps. The weighted-average effective rate on the debt financing, excluding the effect of marking the interest rate cap agreements to market, was 3.08% for the year ended December 31, 2004. Therefore, the average BMA Index Rate, including fees, would have had to increase by approximately 82 basis points during 2004 in order to reach the lowest level of the Partnership’s interest rate cap agreements.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

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

As the above information incorporates only those material positions or exposures that existed as of December 31, 2004, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks on the Partnership will depend on the exposures that arise during the period, the Partnership’s risk mitigating strategies at that time and overall business and economic environment.

Cash Concentrations of Credit Risk

The Partnership’s cash and cash equivalents are deposited primarily in a trust account at a single financial institution and are not covered by the Federal Deposit Insurance Corporation.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements of the Company are set forth in Item 15 of this report and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements with the Company’s registered public accounting firm on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 2004 and 2003.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Partnership’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Partnership’s current disclosure controls and procedures are effective, providing them with material information relating to the Partnership as required to be disclosed in the reports the Partnership files or submits under the Exchange Act on a timely basis.

(b) Changes in internal controls over financial reporting. There were no changes in the Partnership’s internal over financial reporting during the Partnership’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The Partnership has no directors or officers of its own. Management of the Partnership consists of the General Partner of the Partnership, America First Capital Associates Limited Partnership Two (“AFCA 2”) and its general partner, America First.

The following individuals are the officers and managers of America First, and each serves for a term of one year.

Name	Position Held	Position Held Since
Michael B. Yanney	Chairman of the Board and Manager	1984
Lisa Y. Roskens	President, Chief Executive Officer and Manager	2001/2000/1999
Michael J. Draper	Chief Financial Officer	2004
Mariann Byerwalter	Manager(2)	1997
Dr. William S. Carter	Manager(2)	2003
James O. Ellis	Manager(2)	2005
Patrick J. Jung	Manager(1) (2)	2003
George H. Krauss	Manager	2001
Dr. Martin A. Massengale	Manager(1) (2)	1994
Dr. Gail Walling Yanney	Manager	1996
Clayton K. Yeutter	Manager(1) (2)	2001

(1)	Member of the America First Audit Committee. The Board of Directors has designated Mr. Jung as the “audit committee financial expert” as such term is defined in Item 401(h) of SEC Regulation S-K.

(2)	Determined to be independent under both Section 10A of the Securities Act of 1934 and under the NASDAQ Marketplace rules.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

     Michael B. Yanney, 71, has served as the Chairman of the Board of America First and its predecessors since 1984. From 1977 until the organization of America First in 1984, Mr. Yanney was principally engaged in the ownership and management of commercial banks. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of America First Apartment Investors, Inc., Burlington Northern Santa Fe Corporation, Level 3 Communications, Inc., Netrake Corporation, Magnum Resources, Inc., RCN Corporation and Inlight Solutions, Inc. Mr. Yanney is the husband of Gail Walling Yanney and the father of Lisa Y. Roskens.

     Lisa Y. Roskens, 38, is Chief Executive Officer and President of America First. From 1999 to 2000, Ms. Roskens was managing Director of Twin Compass, LLC. From 1997 to 1999, Ms. Roskens was employed by Inacom Corporation where she held the position of Director of Business Development and Director of Field Services Development. From 1995 to 1997, Ms. Roskens served as Finance Director for the U.S. Senate campaign of Senator Charles Hagel of Nebraska. From 1992 to 1995, Ms. Roskens was an attorney with the Kutak Rock LLP law firm in Omaha, Nebraska, specializing in commercial litigation. Ms. Roskens is the daughter of Michael B. Yanney and Gail Walling Yanney. Ms. Roskens also serves on the Board of Directors of America First Apartment Investors, Inc.

     Michael J. Draper, 39, is Chief Financial Officer of America First. From April 2004 to September 2004, he was the Director of Finance and Accounting for America First. From April 2000 through March 2004, he was employed at Transgenomic, Inc. where he served as Chief Financial Officer and prior to that as Controller. Prior to joining Transgenomic, Inc., he was a business consultant providing accounting, business and systems consulting to corporations.

     Mariann Byerwalter, 44, is Chairman of JDN Corporate Advisory LLC. She was Vice President of Business Affairs and Chief Financial Officer of Stanford University from 1996 to 2001. Ms. Byerwalter was Executive Vice President of America First Eureka Holdings, Inc. (“AFEH”) and EurekaBank from 1988 to January 1996. Ms. Byerwalter was Chief Financial Officer and Chief Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996. She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987. She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice President in the bank’s Corporate Planning and Development Department. She was also on the Stanford Board of Trustees from 1992 to 1996 and was re-appointed to such in 2002. Ms. Byerwalter currently serves on the board of directors of Schwab Funds, LookSmart, Inc., Redwood Trust, Inc., SRI International, the PMI Group Inc., the Stanford Hospital and Clinics, and the Lucile Packard Children’s Hospital.

     Dr. William S. Carter, 78, is retired from medical practice. He is a graduate of Butler University and the Nebraska University College of Medicine. He served his residency at the University of Missouri and was appointed a diplomat of the American Board of Otorhinolaryngology. He was in private practice in Omaha, Nebraska, until 1993. He is currently on the board of directors of Murphy Drug Co. and is a director of the Happy Hollow Club in Omaha and the Thunderbird Club in Rancho Mirage, California.

     James O. Ellis, 57, recently retired as Commander, United States Strategic Command, Offut Air Force Base. He was responsible for the global command and control of the U.S. strategic forces to meet decisive national security objectives. USSTRATCOM provides a broad range of strategic capabilities and options for the President and Secretary of Defense. Mr. Ellis is a graduate of the U.S. Naval Academy and was designated a Naval Aviator in 1971 and has held a variety of sea and shore assignments since 1972. He holds Master of Science degrees in Aerospace Engineering and in Aeronautical Systems.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

     Patrick J. Jung, CPA, 57, currently is an Executive Vice President with Meridian, Inc. Prior to joining Meridian, Mr. Jung was with KPMG LLP for 30 years. During that period, he served as a partner for 20 years and as the managing partner of the Nebraska business unit for the last six years. Mr. Jung also serves on the board of directors of Werner Enterprises, Inc.

     George H. Krauss, 63, has been a consultant to America First since 1996. Mr. Krauss is also of counsel to Kutak Rock LLP, a national law firm of over 300 lawyers headquartered in Omaha, Nebraska. Mr. Krauss has been associated with Kutak Rock LLP since 1972 and served as its managing partner from 1983 to 1993. Mr. Krauss also serves on the board of directors of Gateway, Inc., MFA Mortgage Investments, Inc., West Corporation, and America First Apartment Investors, Inc.

     Dr. Martin A. Massengale, 71, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and a Foundation Distinguished Professor. Prior to becoming President Emeritus in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska Lincoln from 1981 until 1991 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Company.

     Dr. Gail Walling Yanney, 68, is a retired physician. Dr. Yanney practiced anesthesiology and was the Executive Director of the Clarkson Foundation until October of 1995. In addition, she was a director of FirsTier Bank, N.A., Omaha, Nebraska, prior to its merger with First Bank, N.A. Dr. Yanney is the wife of Michael B. Yanney and the mother of Lisa Y. Roskens.

     Clayton K. Yeutter, 74, is of counsel to Hogan & Hartson, a Washington law firm. From 1978 to 1985 he served as the President and Chief Executive Officer of the Chicago Mercantile Exchange. Mr. Yeutter served as the U.S. Secretary of Agriculture from 1989 to 1991, and has served in cabinet and sub-cabinet posts under four U.S. Presidents. Mr. Yeutter currently serves on the board of directors of OppenheimerFunds, Inc., Danielson Holding Corp., and American Commercial Lines, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the managers and executive officers of America First and persons who own more than 10% of the Partnership’s BUCs to file reports of their ownership of BUCs with the SEC. Such officers, managers and BUC holders are required by SEC regulation to furnish the Partnership with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such reports received by the Partnership and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Partnership believes that there was compliance for the year ended December 31, 2004 with all Section 16(a) filing requirements applicable to such executive officers, managers and beneficial owners of BUCs.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Item 11. Executive Compensation.

Neither the Partnership nor AFCA 2 has any officers. Certain services are provided to the Partnership by officers of America First. However, none of the executive officers of America First receives compensation from the Partnership and AFCA 2 does not receive reimbursement from the Partnership for any portion of their salaries. Remuneration paid by the Partnership to AFCA 2 pursuant to the terms of its limited partnership agreement during the year ended December 31, 2004 is described in Note 9 to the Company’s Financial Statements filed in response to Item 8 of this report.

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

(d) The Partnership does not maintain any equity contribution plans as defined in Item 201(d) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions.

The general partner of the Partnership is AFCA 2 and the sole general partner of AFCA 2 is America First.

Except as described in Note 9 to the Company’s Financial Statements filed in response to Item 8 of this report, the Partnership is not a party to any transaction or proposed transaction with AFCA 2, America First or with any person who is: (i) a manager or executive officer of America First or any general partner of AFCA 2; (ii) a nominee for election as a manager of America First; (iii) an owner of more than 5% of the BUCs; or, (iv) a member of the immediate family of any of the foregoing persons.

Item 14. Principal Accountant Fees and Services.

The Audit Committee of America First has engaged Deloitte & Touche LLP as the independent registered public accounting firm for the Company. The Audit Committee regularly reviews and determines whether any non-audit services provided by Deloitte & Touche LLP potentially affects their independence with respect to the Company. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by Deloitte & Touche LLP. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered, and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management provides annual updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

The following table sets forth the aggregate fees billed by Deloitte & Touche LLP with respect to audit and non-audit services for the Company during the year ended December 31, 2004:

2004
Audit Fees	$81,600	(1)
Audit-Related Fees	$—
Tax Fees	$—
All Other Fees	$—

(1)	Includes fees for professional services rendered for the audit of the Company’s annual financial statements and review of the Company’s annual report on Form 10-K for the fiscal year 2004 and for reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q for the third quarter of fiscal 2004.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

     (a) The following documents are filed as part of this report:

1. Financial Statements. The following financial statements of the Company are included in response to Item 8 of this report:

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets of the Company as of December 31, 2004 and 2003.

Consolidated Statements of Operations and Comprehensive Income of the Company for the years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Partners’ Capital of the Company for the years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows of the Company for the years ended December 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements of the Company.

2. Financial Statement Schedules. The information required to be set forth in the financial statement schedules is included in the notes to consolidated financial statements of the Company filed in response to Item 8 of this report.

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

24. Powers of Attorney.

31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of CEO pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of CFO pursuant to section 906 of the Sarbanes-Oxley Act of 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
America First Tax-Exempt Investors, L.P.

We have audited the accompanying consolidated balance sheet of America First Tax-Exempt Investors, L.P. and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, partners’ capital and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit. We did not audit the financial statements of Woodbridge Apartments of Louisville II, L.P. and Woodbridge Apartments of Bloomington III, L.P. (consolidated variable interest entities), which statements reflect total assets constituting 8% of consolidated total assets as of December 31, 2004 and total revenues constituting 11% of consolidated total revenues for the year then ended. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Woodbridge Apartments of Louisville II, L.P. and Woodbridge Apartments of Bloomington III, L.P., is based solely on the reports of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of America First Tax-Exempt Investors, L.P. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2004, the Company adopted FASB Interpretation No. 46R “Accounting for Variable Interest Entities”.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
April 7, 2005

Report of Independent Registered Public Accounting Firm

To the Partners
America First Tax Exempt Investors, L.P.:

We have audited the accompanying balance sheet of America First Tax Exempt Investors, L.P. as of December 31, 2003, and the related statements of operations, partners’ capital and comprehensive income (loss), and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America First Tax Exempt Investors, L.P. as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Omaha, Nebraska
April 14, 2004

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2004	2003
Assets
Cash and cash equivalents	$2,317,342	$3,297,108
Restricted cash	3,045,027	204,135
Interest receivable	184,938	1,068,900
Tax-exempt mortgage revenue bonds	16,031,985	139,197,520
Other tax-exempt bond	3,909,181	3,870,321
Taxable loans, net of allowance for loan loss reserve	—	6,523,673
Real estate assets:
Land	14,068,055	—
Buildings and improvements	108,657,651	—

Real estate assets before accumulated depreciation	122,725,706	—
Accumulated depreciation	(32,818,075)	—

Net real estate assets	89,907,631	—
Other assets	2,751,375	1,392,160

Total Assets	$118,147,479	$155,553,817

Liabilities
Accounts payable, accrued expenses and other liabilities	$7,623,824	$385,787
Distribution payable	1,341,536	1,341,536
Short-term financing	—	9,000,000
Note payable	18,980,833	—
Debt financing	62,275,000	67,495,000

Total Liabilities	90,221,193	78,222,323

Commitments and Contingencies

Partners’ Capital
General partner	75,358	61,320
Beneficial Unit Certificate holders	78,659,842	77,270,174
Unallocated deficit of variable interest entities	(50,808,914)	—

Total Partners’ Capital	27,926,286	77,331,494

Total Liabilities and Partners’ Capital	$118,147,479	$155,553,817

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2004	2003	2002

Revenues:
Rental revenues	$19,009,408	$—	$—
Mortgage revenue bond investment income	923,108	8,769,052	8,593,940
Other bond investment income	321,750	321,750	321,750
Other interest income	78,367	116,266	421,242

Total Revenues	20,332,633	9,207,068	9,336,932

Expenses:
Real estate operating (exclusive of items shown below)	11,511,554	—	—
Depreciation and amortization	3,956,037	48,155	39,277
Interest	2,295,834	1,615,179	1,851,563
General and administrative	1,484,598	1,139,070	1,169,705
Provision for loan losses	—	1,810,000	—
Hurricane related	771,666	—	—

Total Expenses	20,019,689	4,612,404	3,060,545

Income before cumulative effect of accounting change	312,944	4,594,664	6,276,387

Cumulative effect of accounting change	(38,023,001)	—	—

Net income (loss)	$(37,710,057)	$4,594,664	$6,276,387

Limited partners’ interest in net income per unit (basic and diluted):
Income before cumulative effect of accounting change	$0.52	$0.46	$0.63
Cumulative effect of accounting change	0.21	—	—

Net income, basic and diluted, per unit	$0.73	$0.46	$0.63

Weighted average number of units outstanding, basic and diluted	9,837,928	9,837,928	9,837,928

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND
COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

				Unallocated
		Beneficial Unit		deficit of
	General	Certificate holders		variable interest
	Partner	# of units	Amount	entities	Total
Partners’ Capital (excluding accumulated other comprehensive income)
Balance at January 1, 2002	$13,213	9,837,928	$72,507,674	$—	$72,520,887
Net income	62,764	—	6,213,623	—	6,276,387
Distributions paid or accrued	(53,661)	—	(5,312,481)	—	(5,366,142)

Balance at December 31, 2002	22,316	9,837,928	73,408,816	—	73,431,132
Net income	45,947	—	4,548,717	—	4,594,664
Distributions paid or accrued	(53,661)	—	(5,312,482)	—	(5,366,143)

Balance at December 31, 2003	14,602	9,837,928	72,645,051	—	72,659,653
Net loss	72,436	—	7,171,122	(44,953,615)	(37,710,057)
Distributions paid or accrued	(53,661)	—	(5,312,482)	—	(5,366,143)

Balance at December 31, 2004	$33,377	9,837,928	$74,503,691	$(44,953,615)	$29,583,453

Accumulated Other Comprehensive Income
Balance at January 1, 2002	$36,329	—	$3,596,671	$—	$3,633,000
Other comprehensive income:
Unrealized gain on securities	2,178	—	215,598	—	217,776

Balance at December 31, 2002	38,507	—	3,812,269	—	3,850,776
Other comprehensive income:
Unrealized gain on securities	8,211	—	812,854	—	821,065

Balance at December 31, 2003	46,718	—	4,625,123	—	4,671,841
Other comprehensive loss:
Cumulative effect of accounting change	—	—	—	(5,855,299)	(5,855,299)
Unrealized loss on securities	(4,737)	—	(468,972)	—	(473,709)

Balance at December 31, 2004	$41,981	—	$4,156,151	$(5,855,299)	$(1,657,167)

Balance at December 31, 2004	$75,358	9,837,928	$78,659,842	$(50,808,914)	$27,926,286

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(37,710,057)	$4,594,664	$6,276,387
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Cumulative effect of accounting change	38,023,001	—	—
Provision for loan losses	—	1,810,000	—
Interest rate cap expense	377,024	360,549	453,439
Depreciation and amortization expense	3,956,037	48,155	39,277
(Increase) decrease in interest receivable	(85,390)	(146,094)	21,725
Increase in other assets	(879,756)	(20,823)	(24,521)
Increase (decrease) in accounts payable and accrued expenses	1,826,876	(25,362)	(739,256)

Net cash provided by operating activities	5,507,735	6,621,089	6,027,051

Cash flows from investing activities:
Proceeds from sale of tax-exempt mortgage revenue bonds	500,000	180,000	155,000
Acquisition of tax-exempt mortgage revenue bonds	—	(20,020,000)	—
Acquisition of other tax-exempt bonds	(3,376,752)	—	—
Real estate acquisitions, net	(227,200)	—	—
Increase in cash due to consolidation of VIEs	505,178	—	—
Increase in taxable loans	(2,225,508)	(1,032,508)	(1,561,406)
Bond issuance costs paid	(67,344)	(128,854)	(82,398)
(Increase) decrease in other assets	5,000	(79,528)	248,584

Net cash used in investing activities	(4,886,626)	(21,080,890)	(1,240,220)

Cash flows from financing activities:
Distributions paid	(5,366,143)	(5,358,630)	(5,373,655)
Principal payments on debt financings	(14,220,000)	(225,000)	(25,000)
Principal payments made on tax-exempt bonds	(119,167)	—	—
Principal payments received on tax-exempt bonds	1,667	—	—
Principal payment on short-term financing	(9,000,000)	—	—
Acquisition of interest rate cap agreements	—	(608,000)	(739,000)
Increase in restricted cash	(379,477)	(204,135)	—
Proceeds from short-term financing	—	9,000,000	—
Proceeds from debt financing	9,000,000	8,020,000	—
Proceeds from sale of tax-exempt bonds	19,100,000	—	—
Bond costs paid	(595,521)	—	—
Debt financing costs paid	(22,234)	(42,224)	(64,767)

Net cash provided by (used in) financing activities	(1,600,875)	10,582,011	(6,202,422)

Net decrease in cash and cash equivalents	(979,766)	(3,877,790)	(1,415,591)
Cash and cash equivalents at beginning of year	3,297,108	7,174,898	8,590,489

Cash and cash equivalents at end of year	$2,317,342	$3,297,108	$7,174,898

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,905,570	$1,237,780	$1,421,831

Non-cash financing activities:
Conversion of taxable loan to tax-exempt bond	$2,823,248	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont’d

1. Organization

America First Tax Exempt Investors, L.P. (the “Partnership”) was formed on April 2, 1998 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. The Partnership will terminate on December 31, 2050 unless terminated earlier under the provisions of its Partnership Agreement. The general partner of the Partnership is America First Capital Associates Limited Partnership Two (the “General Partner” or “AFCA 2”). In this Form 10-K, the Partnership refers to America First Tax Exempt Investors, L.P. as a stand-alone entity.

2. Summary of Significant Accounting Policies

Principles of Consolidation

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities – an interpretation of ARB 51 (“FIN 46”). A modification to FIN 46 was released in December 2003 (“FIN 46R”). The Partnership adopted FIN 46R as of January 1, 2004 and, as a result, it is now required to consolidate the assets, liabilities and results of operations of certain entities that meet the definition of a “variable interest entity” (a “VIE”) into the Partnership’s financial statements. Management has determined that all but two of the entities which own multifamily apartment properties financed by the Partnership’s tax-exempt mortgage revenue bonds are VIEs of the Partnership. Because management determined that the Partnership is the primary beneficiary of each of these VIE pursuant to the terms of each tax-exempt mortgage revenue bond and the criteria within FIN 46R, the Partnership consolidated the assets, liabilities and results of these VIE’s multifamily properties into the Partnership’s financial statements on January 1, 2004. All transactions and accounts between the Partnership and the consolidated VIEs, including the indebtedness underlying the tax-exempt mortgage bonds secured by the properties owned by the VIEs, have been eliminated in consolidation. Because each of the consolidated VIEs was created before January 1, 2004, the assets and liabilities of the VIEs were initially been measured at their carrying amounts with the net amount added to the Partnership’s balance sheet being recognized as the cumulative effect of a change in accounting principle. The net assets of these VIEs, before related applicable elimination entries, consisting primarily of $2.5 million in restricted cash, $0.5 million in unrestricted cash, $93.5 million in investments in real estate, $2.6 million in other assets, $3.7 million in accounts payable and accrued expenses, $10.7 million in notes and interest payable and the $122.5 million in bonds payable. A $38.0 million loss was recorded as of January 1, 2004 from the cumulative effect of the change in accounting principle as a result of recording the net loss allocable to the Partnership’s variable interest in the VIEs.

The Partnership does not presently believe that the consolidation of VIEs for reporting under generally accepted accounting principles (“GAAP”) will impact the Partnership’s tax status, amounts reported to Beneficial Unit Certificate holders (“BUC holders”) on IRS Form K-1, the Partnership’s ability to distribute tax-exempt income to BUC holders, the current level of quarterly distributions or the tax-exempt status of the underlying mortgage revenue bonds.

Due to the implementation of FIN 46R, some of the Company’s significant accounting policies for 2004 differ from the significant accounting policies for prior years.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont’d

Significant Accounting Policies for all years presented

Use of estimates in preparation of consolidated financial statements

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid securities and investments in federally tax-exempt securities with maturities of three months or less when purchased.

Restricted Cash

Restricted cash, which is legally restricted to use, is comprised of resident security deposits, required maintenance reserves, escrowed funds and collateral for interest rate cap agreements as of December 31, 2004. Restricted cash is comprised of collateral for interest rate cap agreements as of December 31, 2003. The additional items classified as restricted cash as of December 31, 2004 are due to the consolidation of VIEs under the provisions of FIN 46R in 2004. In addition, the Company must maintain unencumbered cash of $609,000 per the related interest rate cap collateral agreements.

Investment in Tax-Exempt Mortgage Revenue Bonds and Other Tax-Exempt Bonds

The Company accounts for its investments in tax-exempt mortgage revenue bonds and other tax-exempt mortgage revenue bonds under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No.115 requires investments in securities to be classified as one of the following: 1) held-to-maturity, 2) available-for-sale, or 3) trading securities. All of the Company’s investments in tax-exempt mortgage revenue bonds and other tax-exempt bonds are classified as available-for-sale. Investments classified as available-for-sale are reported at estimated fair value with the net unrealized gains or losses reflected in other comprehensive income. Unrealized gains and losses do not affect the cash flow of the bonds, distributions to BUC holders, or the characterization of the tax-exempt interest income of the financial obligation of the underlying collateral.

Tax-exempt mortgage revenue bonds have a limited market. Therefore, the Company estimates the fair value for each bond as the present value of its expected cash flows using a discount rate consistent with comparable tax-exempt investments. The Company bases the fair value of the other tax-exempt bonds, which also have a limited market, on quotes from external sources, such as brokers, for these or similar bonds.

The Company periodically evaluates the credit risk exposure associated with the tax-exempt mortgage revenue bonds by reviewing the fair value of the underlying real estate collateral to determine whether an other-than-temporary impairment exists. When the Company believes it is probable that all amounts due under the terms of the tax-exempt mortgage revenue bonds, including principal and accrued interest, will not be collected, an other-than-temporary impairment is recorded. If an other-than-temporary impairment exists, the cost basis of the respective bond is written down to its estimated fair value, with the amount of the write-down accounted for as a realized loss.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont’d

The interest income received by the Company from its investment in tax-exempt mortgage revenue bonds is dependent upon the net cash flow of the underlying properties. Base interest income on fully-performing tax-exempt mortgage revenue bonds is recognized as it is accrued. Tax-exempt bonds are considered to be fully-performing if the bond is currently meeting all of its obligations. Base interest income on tax-exempt mortgage revenue bonds not fully performing is recognized as it is received. Past due base interest on tax-exempt mortgage revenue bonds, which are or were previously not fully performing, is recognized as received. Contingent interest income, which is only received by the Company if the properties financed by the tax-exempt mortgage revenue bonds generate excess available cash flow as set forth in each bond, is recognized as received. The Company reinstates the accrual of base interest once the tax-exempt mortgage revenue bond’s ability to perform is adequately demonstrated. As of December 31, 2004 the Company’s tax-exempt mortgage revenue bonds were fully performing as to their base interest.

Interest income on the other tax-exempt bond is recognized as earned.

The Company eliminates all but two of the tax-exempt mortgage revenue bonds and the associated interest income and interest receivable when it consolidates the underlying real estate collateral in accordance with FIN 46R.

Debt Financing

The Company has financed the acquisition of and/or securitized a portion of its tax-exempt mortgage revenue bond portfolio using securitizations through the Merrill Lynch P-Float program. Through this program, the Partnership transfers a tax-exempt mortgage revenue bond into a trust which issues two types of securities, senior securities (“P-Floats”) and subordinated residual interest securities (“RITES”). The P-Floats are floating rate securities representing a beneficial ownership interest in the outstanding principal and interest of the tax-exempt mortgage revenue bond credit enhanced by Merrill Lynch (or a Merrill Lynch affiliate) and sold to institutional investors. The RITES are issued to the Partnership and represent a beneficial ownership interest in the remaining interest on the underlying tax-exempt mortgage revenue bond. The Partnership maintains a call right on the senior floating rate securities and, upon exercise of such right, may collapse the trusts and, therefore, retains a level of control over the tax-exempt mortgage revenue bond. In order to collapse the trusts, the cost is equal to the par amount plus 20% of any increase in the market value of the underlying bonds. The Partnership accounts for the securitization transactions in accordance with FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Partnership has determined that control is maintained by the Company over the transferred assets in these transactions. Therefore, the Company accounts for these transactions as secured borrowings and not sales transactions.

Deferred Financing Costs

Debt financing costs are capitalized and amortized on a straight-line basis over the stated maturity of the related debt financing agreement, which approximates the effective interest method. Bond issuance costs are capitalized and amortized on a straight-line basis over the stated maturity of the related tax-exempt mortgage revenue bonds, which approximates the effective interest method. As of December 31, 2004 and 2003, debt financing costs and bond issuance costs of $589,013 and $594,485, respectively, were included in Other assets. These costs are net of accumulated amortization of $123,238 and $149,257 as of December 31, 2004 and 2003, respectively.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont’d

Income Taxes

No provision has been made for income taxes since the BUC holders are required to report their share of the Partnership’s taxable income for federal and state income tax purposes. Some of the consolidated VIEs are Corporations that are subject to federal and state income taxes. At December 31, 2004, the Company evaluated whether it was more likely than not that any deferred tax assets would be realized. The Company has recorded a valuation allowance against the remaining deferred tax assets since the realization of these future benefits is not more likely than not as of December 31, 2004.

Net Income per BUC

Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each year presented. The Partnership has no dilutive equity securities and, therefore, basic net income per BUC is the same as diluted net income per BUC. The following table provides a reconciliation of net income per BUC holder:

	Years ended December 31,
	2004	2003	2002

Calculation of limited partners’ interest in net income before cumulative effect of accounting change:
Income before cumulative effect of accounting change	$312,944	$4,594,664	$6,276,387
Less: general partners’ interest in net income	51,804	45,947	62,764
Unallocated loss related to variable interest entities	(4,867,444)	—	—

Limited partners’ interest in net income	$5,128,584	$4,548,717	$6,213,623

Calculation of limited partners’ interest in cumulative effect of accounting change:
Cumulative effect of accounting change	$(38,023,001)	$—	$—
Less: general partners’ interest in cumulative effect of accounting change	20,632	—	—
Unallocated loss related to variable interest entities	(40,086,171)	—	—

Limited partners’ interest in cumulative effect of accounting change	$2,042,538	$—	$—

Calculation of limited partners’ interest in net income (loss):
Net income (loss)	$(37,710,057)	$4,594,664	$6,276,387
Less: general partners’ interest in net income	72,436	45,947	62,764
Unallocated loss related to variable interest entities	(44,953,615)	—	—

Limited partners’ interest in net income	$7,171,122	$4,548,717	$6,213,623

Weighted average number of units outstanding, basic and diluted	9,837,928	9,837,928	9,837,928

Limited partners’ interest in net income per BUC (basic and diluted):
Income before cumulative effect of accounting change	$0.52	$0.46	$0.63
Cumulative effect of accounting change	0.21	—	—

Net income	$0.73	$0.46	$0.63

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont’d

Derivative Instruments and Hedging Activities

The Company accounts for its derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 requires the recognition of all derivative instruments as assets or liabilities in the Company’s consolidated balance sheets and measurement of these instruments at fair value. The accounting treatment is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. The Company’s interest rate cap agreements do not have a specific hedge designation under SFAS No. 133, and therefore changes in fair value are recognized in the consolidated statements of operations as interest expense. The Company is exposed to loss should a counterparty to its derivative instruments default. The fair value of the interest rate cap agreements are determined based upon current fair values as quoted by recognized dealers.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

Significant accounting policies for 2004

Variable interest entities (“VIEs”)

When the Partnership invests in a tax-exempt mortgage revenue bond which is collateralized by the underlying multifamily property, the Partnership will evaluate the entity which issued the tax-exempt mortgage revenue bond to determine if it is a VIE as defined by FIN 46R. FIN 46R is a complex standard that requires significant analysis and judgment. If it is determined that the entity is a VIE, the Partnership will then evaluate if it is the primary beneficiary of such VIE, by determining whether the Partnership will absorb the majority of the VIE’s expected losses, receive a majority of the VIE’s residual returns, or both. If the Partnership determines itself to be the primary beneficiary of the VIE, then the assets, liabilities and financial results of the related multifamily property will be consolidated in the Partnership’s financial statements. As a result of such consolidation, the tax-exempt or taxable debt financing provided by the Partnership to such consolidated VIE will be eliminated as part of the consolidation process. However, the Partnership will continue to receive interest and principal payments on such debt and these payments will retain their characterization as either tax-exempt or taxable interest for income tax reporting purposes.

Investments in Real Estate

The Company’s investments in real estate are carried at cost less accumulated depreciation. Depreciation of real estate is based on the estimated useful life of the related asset, generally 19-40 years on multifamily residential apartment buildings and five to fifteen years on capital improvements and is calculated using the straight-line method. Maintenance and repairs are charged to expense as incurred, while significant improvements, renovations and replacements are capitalized.

Management reviews each property for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based upon comparing the net book value of each real estate property to the sum of its estimated undiscounted future cash flows. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value. There were no impairment losses recognized during the year ended December 31, 2004.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont’d

Revenue Recognition on Investments in Real Estate

The Partnership’s VIEs are lessors of multifamily rental units under operating leases with terms of one year or less. Rental revenue is recognized, net of rental concessions, on a straight-line method over the related lease term.

Significant accounting policies for prior years

Taxable Loans

The Partnership may, from time to time, advance funds in the form of a taxable loan to the properties which serve as the underlying collateral for the tax-exempt mortgage revenue bonds. The taxable loans are solely made to facilitate the Partnership’s acquisition of a tax-exempt mortgage revenue bond secured by the same property or to provide capital project funding to improve the condition of a property. Investments in taxable loans are stated at the lower of cost or market, less an allowance for estimated losses. The Partnership measures impairment of a taxable loan in accordance with SFAS No. 114, Accounting by Creditors for Impairment Losses. The Partnership’s allowance for estimated losses on its taxable loans is based on the fair value of the collateral which is calculated using the discounted expected future cash flows generated by the underlying property. Interest income on the taxable loans is recognized as earned. The accrual of interest on the taxable loans is suspended for financial reporting purposes when the Partnership believes collection is doubtful and is reinstated when the loan’s ability to perform is adequately demonstrated.

In 2004, the Company eliminates all the taxable loans and associated interest income and interest receivable in conjunction with the consolidation of the VIEs.

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

Notwithstanding the foregoing, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest in an amount equal to 0.9% per annum of the principal amount of the mortgage bonds on a cumulative basis will be distributed 75% to the BUC holders and 25% to AFCA 2.

With respect to the allocation of income and loss from operations, if a partner has a deficit capital account balance as of the last day of any fiscal year, then all items of income for such fiscal year shall be first allocated to such partner in the amount and manner necessary to eliminate such deficit.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont’d

The unallocated deficit of the VIEs is primarily comprised of the accumulated historical net losses of the VIEs as of January 1, 2004 (FIN 46R implementation date) and the VIEs’ net losses for the year ended December 31, 2004. The cumulative effect of the change in accounting principle, excluding the reversal of the allowance for loan losses related to losses recorded on the Partnership’s balance sheet prior to the adoption of FIN 46R, as well as the losses recognized by the VIEs are not allocated to the General Partner and BUC holders as such activity is not contemplated by, or addressed in, the Agreement of Limited Partnership.

Cash distributions are currently made on a quarterly basis but may be made on a monthly or semiannual basis at the election of AFCA 2.

4. Investments in Tax-Exempt Mortgage Revenue Bonds

The tax-exempt mortgage revenue bonds are issued by various state and local governments, their agencies and authorities to finance the construction or rehabilitation of income-producing real estate properties. However, the tax-exempt mortgage revenue bonds do not constitute an obligation of any state or local government, agency or authority and no state or local government, agency or authority is liable on them, nor is the taxing power of any state or local government pledged to the payment of principal or interest on the tax-exempt mortgage revenue bonds. The tax-exempt mortgage revenue bonds are non-recourse obligations of the respective owners of the properties. The sole source of the funds to pay principal and interest on the tax-exempt mortgage revenue bonds is the net cash flow or the sale or refinancing proceeds from the properties. Each tax-exempt mortgage revenue bond, however, is collateralized by a first mortgage on all real and personal property included in the related property and an assignment of rents. The entire pool of bonds issued to provide permanent financing for each property was issued to the Partnership. Each of the bonds bears interest at a fixed rate and provides for the payment of additional contingent interest that is payable solely from available net cash flow generated by the financed property.

The Company’s financial statements reflect the following investments in tax-exempt mortgage revenue bonds as of December 31, 2004 and 2003:

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont’d

	December 31, 2004
Description of Tax-Exempt		Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	Cost	Gain	Loss	Fair Value
Chandler Creek Apartments	$11,500,000	$—	$(1,171,001)	$10,328,999
Clarkson College	6,198,333	—	(495,347)	5,702,986

	$17,698,333	$—	$(1,666,348)	$16,031,985

	December 31, 2003
Description of Tax-Exempt		Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	Cost	Gain	Loss	Fair Value
Ashley Pointe at Eagle Crest	$6,700,000	$236,733	$—	$6,936,733
Ashley Square	6,500,000	589,777	—	7,089,777
Bent Tree Apartments	11,130,000	549,121	—	11,679,121
Chandler Creek Apartments	12,000,000	—	(1,153,779)	10,846,221
Clear Lake Colony Apartments	16,000,000	394,696	—	16,394,696
Fairmont Oaks Apartments	7,995,000	—	(63,677)	7,931,323
Iona Lakes Apartments	16,835,000	—	(145,677)	16,689,323
Lake Forest Apartments	10,510,000	—	(29,671)	10,480,329
Northwoods Lake Apartments	25,250,000	2,291,058	—	27,541,058
Woodbridge Apts. of Bloomington III	12,600,000	1,187,200	—	13,787,200
Woodbridge Apts. of Louisville II	8,976,000	845,739	—	9,821,739

	$134,496,000	$6,094,324	$(1,392,804)	$139,197,520

A reconciliation of the carrying amount of the investment in tax-exempt mortgage revenue bonds is as follows:

	Years Ended December 31,
	2004	2003
Balance at beginning of year	$139,197,520	$118,528,538
Elimination related to VIEs	(128,351,299)	—
Acquisitions	6,200,000	20,020,000
Sales	(500,000)	—
Principal payments received	(1,667)	(180,000)
Change in unrealized gains (losses)	(512,569)	828,982

Balance at end of year	$16,031,985	$139,197,520

During 2004, the Company acquired tax-exempt mortgage revenue bonds of Clarkson College in the principal amount of $6,200,000. The Company converted $2,823,248 of a taxable loan to Clarkson College into tax-exempt mortgage revenue bonds and funded an additional $3,376,752 in cash.

In June 2004, the terms of $25,250,000 of tax-exempt mortgage revenue bonds related to Northwoods Lake Apartments, for which the Partnership held an investment in and were eliminated in consolidation in accordance with FIN 46R, were restructured to reduce the base interest rate from 7.5% to 5.0% and create two separate issue series, Series A for $19,100,000 and Series B for $6,150,000. The Series B bonds are subordinate to the Series A bonds. Subsequent to the restructuring of the bonds, the Partnership sold $19,100,000 (Series A) of its investment in the tax-exempt mortgage revenue bonds. A portion of the proceeds were used to repay $14,000,000 in debt financing.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont’d

The Partnership continues to own the Series B bonds. Because those bonds are subordinate to the Series A bonds, the Company has determined that it is the primary beneficiary of the VIE under FIN 46R. As the primary beneficiary under FIN 46R, the Company is required to consolidate the VIE. The VIE’s principal amount due on these bonds is $25,130,833 as of December 31, 2004. The Partnership’s investment in the Series B bonds for $6,150,000 and the VIE’s related bonds payable eliminate in consolidation. The $18,980,833 in bond payable included in the consolidated balance sheet as of December 31, 2004 is the remaining obligation of the consolidated VIE which owns the property securing the bonds. The bonds mature in June 2034.

During 2003, the Partnership acquired tax-exempt mortgage revenue bonds in Chandler Creek Apartments and Fairmont Oaks Apartments secured by the multifamily residential properties in the principal amounts of $12,000,000 and $8,020,000, respectively. The acquisition of Chandler Creek Apartments tax-exempt mortgage revenue bond was completed utilizing short term financing of $9,000,000 and 3,000,000 in cash. On January 15, 2004, the Partnership entered into a securitization transaction whereby the $9,000,000 short-term financing was securitized using the Merrill Lynch P-Float program. The $12,000,000 Chandler Creek Apartments revenue bonds were pledged as collateral under the P-Float financing agreement. On January 30, 2004, the Partnership entered into a Forbearance Agreement with the owners of Chandler Creek Apartments which sets forth the terms under which the Partnership agrees to forbear from the exercise of remedies against the Chandler Creek Apartments owners due to certain continuing defaults under the documents securing the bonds. Among the conditions to forbearance is (i) the payment of interest on the entire outstanding principal amount of the bonds at 4.56% per annum; (ii) the appointment of America First Properties Management Company (a related party to the General Partner) as the property manager of the Chandler Creek Apartments; and (iii) the payment of a mortgage placement fee of $120,000 by Chandler Creek Apartments to the General Partner. The Forbearance Agreement will terminate upon the earlier of (i) a restructuring of the bonds; (ii) the date of cancellation of the bond indenture; (iii) the date of termination of the Forbearance Agreement by the bond trustee; (iv) the date of an owner default under the Forbearance Agreement; (v) the date of termination of the property management agreement; (vi) the termination date agreed upon by the Partnership and the owner; or (vii) December 15, 2005.

In connection with the financing of the Chandler Creek bonds, the Partnership also entered into a Custody Agreement with the significant terms being (i) the Partnership’s right to payment of interest on the entire $15,795,000 of the Chandler Creek tax-exempt mortgage revenue bonds were placed into a trust that issued senior certificates in the notional amounts of $11,500,000 and $500,000 to the Partnership and an unaffiliated third party, respectively. The senior certificates will pay up to approximately 6.00% on a notional amount of $12,000,000 on a senior priority basis. The trust issued a subordinate junior certificate in a notional principal of $3,795,000 to a separate unaffiliated third party. The junior certificate will pay up to approximately 6.00% on the notional amount of $3,795,000 on a subordinate priority basis. Interest paid on the certificates above 6.00% up to the bond’s stated rate of 7.60% will be paid on a parity basis among the Partnership and the other certificate holders based upon the notional amount of their certificates.

All of the tax-exempt mortgage revenue bonds that the Partnership owns have been issued to provide construction and/or permanent financing of multifamily residential properties. Each year the Partnership makes an assessment of the fair value of these bonds by estimating the present value of the expected cash flows using a discount rate for comparable tax-exempt investments. The table below details the fair value of the securities that were in an unrealized loss position as of December 31, 2004 and 2003 and any unrealized losses associated with those securities as of December 31, 2004 and 2003:

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont’d

	Fair Value of	Unrealized
	Securities	Losses
December 31, 2004:

Loss position for less than 12 months	$5,702,986	$(495,347)
Loss position for greater than 12 months	10,328,999	(1,171,001)

	$16,031,985	$(1,666,348)

December 31, 2003:

Loss position for less than 12 months	$18,777,544	$(1,217,456)
Loss position for greater than 12 months	27,169,652	(175,348)

	$45,947,196	$(1,392,804)

The majority of the unrealized losses as of December 31, 2004 and 2003 relate to the Chandler Creek tax-exempt mortgage revenue bonds. These bonds are in default and a forbearance agreement was signed during 2004 at a rate below the current market rate. The current unrealized losses are not considered to be other-than-temporary because the Partnership has the intent and ability to hold these securities until their value recovers or until maturity if necessary. The unrealized loss will continue to fluctuate each reporting period based on the market conditions and present value of the expected cash flows.

Descriptions of the properties collateralizing the tax-exempt mortgage revenue bonds and certain terms of such bonds are as follows:

			Base		Principal	Income
		Maturity	Interest		Outstanding at	Earned in
Property Name	Location	Date	Rate		Dec. 31, 2004	2004
Chandler Creek Apartments	Round Rock, TX	11/1/2042	6.0	%(1)	$11,500,000	$716,325

Clarkson College	Omaha, NE	11/1/2035	6.0%		6,198,333	206,783

					$17,698,333	$923,108

(1)	The base interest rate is effective per the current forbearance agreement and will terminate upon the earlier of a restructuring of the bonds or December 15, 2005.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont’d

			Base		Principal	Income
		Maturity	Interest		Outstanding at	Earned in
Property Name	Location	Date	Rate		Dec. 31, 2003	2003
Ashley Pointe at Eagle Crest	Evansville, IN	12/1/2027	7.0	% (1)	$6,700,000	$475,514
Ashley Square	Des Moines, IA	12/1/2025	7.5	% (2)	6,500,000	494,271
Bent Tree Apartments	Columbia, SC	12/15/2030	7.1	% (3)	11,130,000	790,230
Chandler Creek Apartments	Round Rock, TX	11/1/2042	6.0	% (4)	12,000,000	30,000
Clear Lake Colony Apartments	West Palm Beach, FL	6/15/2030	6.9	% (3)	16,000,000	1,104,000
Fairmont Oaks Apartments	Gainsville, FL	4/1/2033	6.2	% (3)	7,995,000	369,780
Iona Lakes Apartments	Ft. Myers, FL	4/1/2030	6.9	% (3)	16,835,000	1,165,151
Lake Forest Apartments	Daytona Beach, FL	12/1/2011	6.9	% (3)	10,510,000	727,806
Northwoods Lake Apartments	Duluth, GA	9/1/2025	7.5	% (1)	25,250,000	1,882,552
Woodbridge Apts. of Bloomington III	Bloomington, IN	12/1/2027	7.5	% (1)	12,600,000	1,012,025
Woodbridge Apts. of Louisville II	Louisville, KY	12/1/2027	7.5	% (1)	8,976,000	700,781
Shoals Crossing	Atlanta, GA	12/1/2025	7.5	% (1)	—	16,942

					$134,496,000	$8,769,052

(1)	In addition to the base interest rates shown, the bonds bear contingent interest, as defined in each revenue note, of an additional 3.5% per annum payable out of 50% (100% in the case of Ashley Pointe at Eagle Crest, Northwoods Lake Apartments and Shoals Crossing) of the net cash flow generated by the respective property. No contingent interest was received from any of the other tax-exempt mortgage revenue bonds in 2003 or 2002. Interest income earned in 2003 relates to the finalizing of the accounting related to this transaction.

(2)	In addition to the base interest rate shown, the bond bears contingent interest, as defined in the revenue note, of an additional 3.0% per annum payable out of the net cash flow generated by the property. Past due unpaid contingent interest compounds at a rate of 10.5% per annum. The Partnership did not receive any contingent interest during 2003 or 2002.

(3)	In addition to the base interest rate shown, the bonds bear contingent interest, as defined in each revenue note, of an additional 2.6% per annum, 1.885% per annum, 1.9% per annum, 1.6% per annum, 2.2% per annum and 1.6% per annum for Iona Lakes Apartments, Clear Lake Colony Apartments, Bent Tree Apartments, Lake Forest Apartments, Fairmont Oaks Apartments, and Chandler Creek Apartments, respectively, payable out of the net cash flow generated by each such property. Past due unpaid contingent interest compounds at a rate of 9.5% per annum, 8.785% per annum, 9.0% per annum, 8.5% per annum and 8.4% per annum for Iona Lakes Apartments, Clear Lake Colony Apartments, Bent Tree Apartments, Lake Forest Apartments and Fairmont Oaks Apartments, respectively. No contingent interest was received from any of the other tax-exempt mortgage revenue bonds in 2003 or 2002.

(4)	The base interest rate is effective per the current forbearance agreement and will terminate upon the earlier of a restructuring of the bonds or December 15, 2005.

5. Investment in Other Tax-Exempt Bond

As of December 31, 2004 and 2003, the Partnership had an investment in a tax-exempt bond with a principal amount of $3,900,000. The tax-exempt bond bears interest at the rate of 8.25% per annum and matures on December 1, 2026. The bond is guaranteed by an affiliate of the borrower and has been pledged as additional collateral for the Partnership’s Lake Forest Apartments securitization transaction described in Note 8.

This bond had been issued to provide for permanent financing of a multifamily residential property. Each year the Partnership makes an assessment of the fair value of the bond by requesting a quote from an external source. The tax-exempt bond has an unrealized gain of $9,181 as of December 31, 2004.

As of December 31, 2004, the amortized cost, gross unrealized gain and estimated fair value of such security was $3,900,000, $9,181, and $3,909,181, respectively. As of December 31, 2003, the amortized cost, gross unrealized loss and estimated fair value of such security was $3,900,000, ($29,679), and $3,870,321,

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont’d

respectively. Subsequent to December 31, 2004, this bond was sold for a gain of $126,750. The net proceeds from the sale of this bond were $4,026,750. Interest earned on this bond was $321,750 in 2004.

6. Real Estate Assets

As a result of FIN 46R, the Company began consolidating its VIEs’ assets in 2004. The detail of real estate assets as of December 31, 2004 is as follows:

				Buildings	Carrying
		Number		and	Value at
Property Name	Location	of Units	Land	Improvements	Dec. 31, 2004
Ashley Point at Eagle Crest	Evansville, IN	150	$321,489	$5,951,118	$6,272,607
Ashley Square	Des Moines, IA	144	650,000	5,865,440	6,515,440
Bent Tree Apartments	Columbia, SC	232	986,000	10,958,659	11,944,659
Clear Lake Colony Apartments	West Palm Beach, FL	316	3,000,000	13,169,847	16,169,847
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	7,825,725	8,676,125
Iona Lakes Apartments	Ft. Myers, FL	350	1,900,000	15,729,856	17,629,856
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	10,258,822	11,655,622
Northwoods Lake Apartments	Duluth, GA	492	3,787,500	21,653,946	25,441,446
Woodbridge Apts. of Bloomington III	Bloomington, IN	280	656,346	9,990,707	10,647,053
Woodbridge Apts. of Louisville II	Louisville, KY	190	519,520	7,253,531	7,773,051

					122,725,706
Less accumulated depreciation					(32,818,075)

Balance at December 31, 2004					$89,907,631

Although these assets are consolidated under FIN 46R, the Partnership has no ownership interest in them other than to the extent they serve as collateral for the revenue bonds. The results of operations of those properties are recorded by the Company in consolidation but any net income or loss from these properties does not accrue to the BUC holders or the General Partner, but is instead included in “Unallocated losses related to Variable Interest Entities” in the consolidated Statements of Operations.

7. Taxable Loans

The Partnership may make taxable loans to the owner of a property in connection with its acquisition of tax-exempt mortgage revenue bonds secured by the same property or to provide capital project funding to a property securing a tax-exempt mortgage revenue bond already owned by the Partnership. Therefore, the business purpose of the Partnership making the taxable loans is not solely to earn taxable income, but rather to acquire a tax-exempt mortgage revenue bond or to improve the condition of a property securing a tax-exempt mortgage revenue bond. In most cases, the taxable loans are subordinate to the tax-exempt mortgage revenue bonds. The interest payable on the taxable loan is only paid by the property after the payment of: (i) the tax-exempt base interest on the tax-exempt mortgage revenue bond along with any required principal payments; and (ii) the tax-exempt contingent interest on the tax-exempt mortgage revenue bond. As of December 31, 2004, the Partnership has taxable loans related to three properties, Northwoods Lake Apartments, Fairmont Oaks Apartments and Ashley Square Apartments, however, due to the implementation of FIN 46R, the entire amount of these liabilities are eliminated in consolidation.

As of December 31, 2003, the Partnership had taxable loans related to three properties – Northwoods Lake Apartments, Fairmont Oaks Apartments and Clarkson College.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont’d

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

The taxable loan due from the owners of Fairmont Oaks Apartments with a balance of $1,218,119 as of December 31, 2003 was originated in September 2002, bears interest at 6.5% per annum and is collateralized by the property. The terms of the loan provide for interest only payments, which are subordinate to the payment of the base interest and contingent interest, until September 2022, when the full amount of principal becomes due and payable. The owners of Fairmont Oaks Apartments are employees of the general partner of AFCA 2.

The following table provides a rollforward of the provision for losses associated with the taxable loans:

	For the years ended,
	2004	2003	2002
Provision for loan losses:
Balance at beginning of year	$1,960,000	$150,000	$150,000
Charged to expense	—	1,810,000	—
Recoveries	—	—	—
Elimination associated with FIN 46R	(1,960,000)	—	—

Balance at end of year	$—	$1,960,000	$150,000

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont’d

8. Aggregate borrowings

The terms of the Company’s debt financing are as follows:

	Outstanding
Securitized Tax-Exempt Mortgage	Debt Financing	Original	Year	Stated	Effective
Bond and Pledged Collateral	at Dec. 31, 2004	Debt Financing	Acquired	Maturity	Rate(1)
Lake Forest Apartments	$10,420,000	$10,590,000	2001	Dec. 2009	2.12%
Bent Tree Apartments	11,130,000	11,130,000	2000	Dec. 2010	2.15%
Clear Lake Colony Apartments	16,000,000	16,000,000	2000	Dec. 2010	1.97%
Iona Lakes Apartments	16,780,000	17,155,000	2000	April 2011	2.03%
Northwoods Lake Apartments	—	5,000,000	1999	Oct. 2011	2.31%
Fairmont Oaks Apartments	7,945,000	8,020,000	2003	April 2007	2.07%

Total debt financing	$62,275,000	$67,895,000

(1)	Represents the average effective interest rate, including fees, for the year ended December 31, 2004.

The securitization transactions which give rise to this debt financing are accounted for as secured borrowings and, in effect, provide variable-rate financing for the acquisition of new, or the securitization of existing, tax-exempt mortgage revenue bonds. Accordingly, the $62,275,000 of tax-exempt mortgage revenue bonds financed are required to be held in trust and the subordinated interests (“RITES”) are classified as other assets.

The Company did not recognize a gain or loss in connection with any of the secured borrowings.

The Company’s financing is concentrated with one provider through the P-Float program. As such, the Company periodically monitors the provider’s ability to continue to perform.

As described in Note 4, the Company also has $18,980,833 outstanding as a note payable related to Northwoods Lakes Apartments. The debt matures in June 2034 and has a fixed interest rate of 4.99 % as of December 31, 2004. The interest rate is fixed through June 2014. Subsequent to June 2014, the interest rate converts to a variable interest rate.

The Company’s aggregate borrowings as of December 31, 2004 contractually mature over the next five years and thereafter as follows:

2005	$—
2006	—
2007	7,945,000
2008	—
2009	10,420,000
Thereafter	62,890,833

Total	$81,255,833

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont’d

9. Transactions with Related Parties

Substantially all of the Company’s general and administrative expenses and certain costs capitalized by the Partnership are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The capitalized costs were incurred in connection with the acquisition or reissuance of certain tax-exempt mortgage revenue bonds and the debt financing transactions. The amounts of such expenses reimbursed to AFCA 2 or an affiliate are shown below. The amounts below represent actual cash reimbursements and do not reflect accruals made at each year end.

	2004	2003	2002
Reimbursable salaries and benefits	$558,188	$569,224	$681,762
Clarkson taxable loan advance	1,756,898	566,803	—
Costs capitalized by the Partnership	133,584	189,188	198,028
Other expenses	153,403	140,730	114,292
Insurance	115,970	113,202	73,684
Professional fees and expenses	309,863	68,167	92,986
Investor services and custodial fees	35,285	32,569	45,228
Registration fees	22,852	21,478	21,474
Report preparation and distribution	25,133	18,843	29,523
Consulting and travel expenses	10,970	7,828	15,245
Telephone	4,785	5,391	5,339

	$3,126,931	$1,733,423	$1,277,561

AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% of the outstanding principal balance of any tax-exempt mortgage revenue bond or other mortgage investment, unless the owner of the property financed by such tax-exempt mortgage revenue bond or other mortgage investment or another third party is required to pay such administrative fee directly to AFCA 2. For the years ended December 31, 2004, 2003, and 2002, the Partnership’s’ administrative fees to AFCA 2 were $86,882, $17,550, and $17,550, respectively. The Partnership may become obligated to pay additional administrative fees to AFCA 2 in the event the Partnership acquires additional tax-exempt mortgage revenue bonds or other mortgage investments and is not able to negotiate the payment of these fees by the property owners or in the event it acquires title to any of the properties securing its existing tax-exempt mortgage revenue bonds by reason of foreclosure. Included in accounts payable and accrued expenses for reimbursed costs and expenses and administrative fees are amounts due AFCA 2 of $76,213 and $275,577 as of December 31, 2004 and 2003, respectively.

AFCA 2 is entitled to an administrative fee equal to 0.45% of the original principal amount of the properties financed by the tax-exempt mortgage revenue bonds, payable to AFCA 2 by the owners of such financed properties. AFCA 2 is also entitled to an administrative fee from the Partnership in the event the Partnership became the equity owner of a property by reason of foreclosure. AFCA 2 received administrative fees of $311,258, $303,972, and $375,086, in 2004, 2003, and 2002, respectively, from the owners of properties financed by the tax-exempt mortgage revenue bonds held by the Partnership. These administrative fees are not Partnership expenses, but they have been reflected in the accompanying financial statements as a result of the consolidation of the VIEs. Such fees are payable by the financed property prior to the payment of any contingent interest on the tax-exempt mortgage revenue bonds secured by these properties.

AFCA 2 remains entitled to receive approximately $359,000 in administrative fees from the Partnership for the year ended December 31, 1989. The payment of these fees is contingent upon, and will be paid only out of

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont’d

future profits realized by the Partnership from the disposition of certain assets of properties collateralizing the tax-exempt revenue bonds held by the Partnership. These fees will be recorded as an expense by the Partnership when it is probable that these fees will be paid.

AFCA 2 earned mortgage placement fees of $14,319 during the year ended December 31, 2004 in connection with the acquisition of the Clarkson College tax-exempt mortgage revenue bonds during 2004. The mortgage placement fees were paid by the owners of the respective student housing property and, accordingly, have not been reflected in the accompanying consolidated financial statements since it is not considered a VIE.

AFCA 2 earned mortgage placement fees of $80,200 during the year ended December 31, 2003 in connection with the acquisition of the Fairmont Oaks Apartments tax-exempt mortgage revenue bonds during 2003. The mortgage placement fees were paid by the owners of the respective apartment properties and, accordingly, have not been reflected in the accompanying financial statements.

An affiliate of AFCA 2, America First Properties Management Company LLC, was retained to provide property management services for Ashley Square, Northwoods Lake Apartments, Ashley Pointe at Eagle Crest, Shoals Crossing, Iona Lakes Apartments, Clear Lake Colony Apartments, Bent Tree Apartments, Lake Forest Apartments and Fairmont Oaks Apartments (beginning in April 2003). The management fees paid to the affiliate of AFCA 2 amounted to $686,425 in 2004, $620,556 in 2003, and $604,793 in 2002. These management fees are not Partnership expenses but are recorded by each applicable VIE entity and, accordingly, have been reflected in the accompanying consolidated financial statements. Such fees are paid out of the revenues generated by the properties owned by the VIEs prior to the payment of any interest on the tax-exempt mortgage revenue bonds and taxable loans held by the Partnership on these properties.

The equity in the VIEs is held by individuals or entities affiliated with the Partnership for all properties except for Ashley Point Apartments, L.P., Woodbridge Apartments of Bloomington III and Woodbridge Apartments of Louisville II.

10. Interest Rate Cap Agreements

The Company has three derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing.

On July 1, 2002, the Partnership purchased an interest rate cap for a $489,000 premium. The derivative has a cap on the floating rate index of 3.0%, a notional amount of $20,000,000 and matures on July 1, 2006. It effectively caps the floating rate index at 3.0%, so the maximum interest rate to be paid on $20,000,000 of debt financing is 3.0% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points.

On November 1, 2002, the Partnership purchased a convertible interest rate cap for a $250,000 premium. The derivative has a cap on the floating rate index of 3.0%, a notional amount of $10,000,000 and matures on November 1, 2007. It effectively caps the floating rate index at 3.0%, so the maximum interest rate to be paid on $10,000,000 of debt financing is 3.0% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points. If the floating rate index declines to a level where the counterparty elects to exercise its option, the convertible cap would be converted to a fixed rate swap and the Partnership’s interest expense would be converted to a fixed rate of 2.6% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points for the remaining term of the agreement.

On February 1, 2003, the Partnership purchased a convertible interest rate cap for a $608,000 premium. The

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont’d

derivative has a cap on the floating rate index of 3.50%, a notional amount of $15,000,000 and matures on January 1, 2010. It effectively caps the floating rate index at 3.50%, so the maximum interest rate to be paid on $15,000,000 of debt financing is 3.50% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points. If the floating rate index declines to a level where the counterparty elects to exercise its option, the convertible cap would be converted to a fixed rate swap and the Partnership’s interest expense would be converted to a fixed rate of 2.95% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points for the remaining term of the agreement.

Interest rate cap expense, which is the result of marking the interest rate cap agreements to market, was $117,916, $360,549 and $453,439 for the years ended December 31, 2004, 2003 and 2002, respectively, and is included as a component of interest expense in the accompanying consolidated financial statements.

11. Fair Value of Financial Instruments

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

Cash and cash equivalents, restricted cash, interest receivable, interest rate cap agreements and distribution payable: Fair value approximates the carrying value of such assets and liabilities due to their accounting policy and/or short-term nature.

The carrying amount of the debt financing approximates fair value as management believes that the interest rates on the debt are consistent with those that would be currently available to the Partnership in the market.

Investment in tax-exempt mortgage revenue bonds and investment in other tax-exempt bond: Fair value is based on the Company’s estimate of fair value as described in Notes 4 and 5.

The fair value of taxable loans is based upon the discounted future cash flows to service the loans and approximated carrying value as of December 31, 2003. Taxable loans are eliminated as of December 31, 2004 under FIN 46R.

12. Commitments and Contingencies

As described in Note 9, the Company remains contingently liable to AFCA 2 for administrative fees for the year ended December 31, 1989. The payment of these fees is contingent upon the disposition of certain assets. The fees will be expensed when it is probable that these fees will be paid.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are frequently covered by insurance. If it has been determined that a loss is probable to occur, the estimated amount of the loss is accrued in the consolidated financial statements. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s consolidated financial statements.

13. Recent Accounting Pronouncements

There are no accounting pronouncements that have been issued but not yet adopted by the Company that are expected to have a material impact on the consolidated financial statements.

14. Segments

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont’d

The Company consists of two reportable segments, Partnership and VIEs. In addition to the two reportable segments, the Company also separately reports its consolidating and eliminating entries since it does not allocate certain items to the segments.

The Partnership Segment

The Partnership operates for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. Prior to 2004, the Partnership was the only reportable segment of the Company.

The VIE segment

As a result of the effect of FIN 46R, management more closely monitors and evaluates the financial reporting associated with and the operations of the VIEs. Management performs such evaluation separately from the operations of the Partnership through interaction with the third party property management companies which are under contract to manage the VIEs’ multifamily apartment properties. Management effectively treats the Partnership and the VIEs as separate and distinct business.

The VIE primary operating strategy focuses on multifamily apartment properties as long-term investments. The VIEs operating goal is to generate increasing amounts of net rental income from these properties that will allow it to service debt. In order to achieve this goal, management of these multifamily apartment properties is focused on: (i) maintaining high economic occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties; and (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas. As of December 31, 2004, the Company consolidated 10 VIE multifamily apartment properties containing a total of 2,572 rental units. The VIEs multifamily apartment properties are located in the states of Iowa, Indiana, Florida, Georgia, Kentucky and South Carolina.

The following table details certain key financial information for the Company’s reportable segments for the three years ended December 31, 2004:

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont’d

	2004	2003	2002
Total revenue
Partnership	$9,228,505	$9,207,068	$9,336,932
VIEs	19,009,408	—	—
Consolidation/eliminations	(7,905,280)	—	—

Total revenue	$20,332,633	$9,207,068	$9,336,932

Net income before cumulative effect of accounting change
Partnership	$5,180,388	$4,594,664	$6,276,387
VIEs	(5,557,267)	—	—
Consolidation/eliminations	689,823	—	—

Net income before cumulative effect of accounting change	$312,944	$4,594,664	$6,276,387

Net income (loss)
Partnership	$7,243,558	$4,594,664	$6,276,387
VIEs	(43,392,588)	—	—
Consolidation/eliminations	(1,561,027)	—	—

Net income (loss)	$(37,710,057)	$4,594,664	$6,276,387

Total assets Partnership	$132,545,347	$155,553,817
VIEs	96,613,572	—
Consolidation/eliminations	(111,011,440)	—

Total assets	$118,147,479	$155,553,817

Total partners’ capital
Partnership	$70,759,037	$77,331,494
VIEs	(43,392,588)	—
Consolidation/eliminations	559,837	—

Total partners’ capital	$27,926,286	$77,331,494

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont’d

15. Summary of Unaudited Quarterly Results of Operations

	March 31,	June 30,	September 30,	December 31,
2004
Revenues	$5,112,425	$5,186,330	$5,135,485	$4,898,393
Income before cumulative effect of accounting change	265,332	783,663	(1,364,361)	628,310
Cumulative effect of accounting change	(38,023,001)	—	—	—
Net income (loss)	(37,757,669)	783,663	(1,364,361)	628,310
Income before cumulative effect of accounting change, basic and diluted, per BUC	$0.07	$0.20	$0.09	$0.15
Cumulative effect of accounting change, basic and diluted, per BUC	$0.21	$—	$—	$—
Net income, basic and diluted, per BUC	$0.28	$0.20	$0.09	$0.15

	March 31,	June 30,	September 30,	December 31,
2003
Revenues	$2,246,892	$2,311,258	$2,316,506	$2,332,412
Net income (loss)	1,401,166	1,136,291	2,068,462	(11,255)
Net income, basic and diluted, per BUC	$0.14	$0.11	$0.21	$0.00

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

Date: April 6, 2005

/s/ Lisa Y. Roskens

Lisa Y. Roskens
Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 6, 2005	By /s/ Michael B. Yanney*
Michael B. Yanney,
Chairman of the Board and
Manager of America First

Date: April 6, 2005	By /s/ Lisa Y. Roskens
Lisa Y. Roskens,
President, Chief Executive Officer and Manager of America First

Date: April 6, 2005	By /s/ Michael J. Draper
Michael J. Draper,
Chief Financial Officer of America First

Date: April 6, 2005	By /s/ Mariann Byerwalter*
Mariann Byerwalter,
Manager of America First

Date: April 6, 2005	By /s/ William S. Carter*
William S. Carter,
Manager of America First

Date: April 6, 2005	By /s/ Patrick J. Jung*
Patrick J. Jung,
Manager of America First

Date: April 6, 2005	By /s/ George H. Krauss*
George H. Krauss,
Manager of America First

Date: April 6, 2005	By /s/ Martin A. Massengale*
Martin A. Massengale,
Manager of America First

Date: April 6, 2005	By /s/ Gail Walling Yanney*
Gail Walling Yanney,
Manager of America First

Date: April 6, 2005	By /s/ Clayton K. Yeutter*
Clayton K. Yeutter,
Manager of America First

*By	Michael J. Draper,
Attorney-in-Fact

/s/	Michael J. Draper
Michael J. Draper