Form 10-Q
period 2005-03-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2005-05-23
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

YES ☑	NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

YES ☐	NO ☑

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2005	2004
Assets
Cash and cash equivalents	$4,935,579	$2,317,342
Restricted cash	4,433,688	3,045,027
Interest receivable	93,639	184,938
Tax-exempt mortgage revenue bonds	16,721,297	16,031,985
Other tax-exempt bond	—	3,909,181
Real estate assets:
Land	14,068,055	14,068,055
Buildings and improvements	108,668,267	108,657,651

Real estate assets before accumulated depreciation	122,736,322	122,725,706
Accumulated depreciation	(33,744,344)	(32,818,075)

Net real estate assets	88,991,978	89,907,631
Other assets	3,328,346	2,751,375

Total Assets	$118,504,527	$118,147,479

Liabilities and Partners’ Capital
Liabilities
Accounts payable, accrued expenses and other liabilities	$7,906,663	$7,623,824
Distribution payable	1,341,536	1,341,536
Note payable	18,908,333	18,980,833
Debt financing	62,275,000	62,275,000

Total Liabilities	90,431,532	90,221,193

Partners’ Capital
General Partner	85,026	75,358
Beneficial Unit Certificate (“BUC”) holders	79,617,003	78,659,842
Unallocated deficit of variable interest entities	(51,629,034)	(50,808,914)

Total Partners’ Capital	28,072,995	27,926,286

Total Liabilities and Partners’ Capital	$118,504,527	$118,147,479

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended March 31,
	2005	2004
Income:
Rental revenues	$4,877,557	$4,830,962
Mortgage revenue bond investment income	265,425	180,000
Other bond investment income	42,371	80,438
Other interest income	6,847	21,025
Gain on sale of securities	126,750	—

	5,318,950	5,112,425

Expenses:
Real estate operating (exclusive of items shown below)	2,706,714	2,691,042
Depreciation and amortization	952,297	1,042,768
Interest	699,394	426,184
General and administrative	382,792	316,551
Changes in fair value of derivative contracts	(225,361)	370,548

	4,515,836	4,847,093

Income before cumulative effect of accounting change	803,114	265,332

Cumulative effect of accounting change	—	(38,023,001)

Net income (loss)	803,114	(37,757,669)

Other comprehensive income (loss):
Cumulative effect of accounting change	—	(5,855,299)
Net unrealized holding gains (losses) on securities arising during the period	685,131	(181,782)

Other comprehensive income (loss)	685,131	(6,037,081)

Comprehensive income	$1,488,245	$(43,794,750)

Net income allocated to:
General Partner	$16,232	$28,260
BUC holders	1,607,002	2,797,825
Unallocated deficit of variable interest entities	(820,120)	(40,583,754)

	$803,114	$(37,757,669)

Limited partners’ interest in net income per unit (basic and diluted):
Income before cumulative effect of accounting change	$0.16	$0.07
Cumulative effect of accounting change	—	0.21

Net income, basic and diluted, per unit	$0.16	$0.28

Weighted average number of units outstanding, basic and diluted	9,837,928	9,837,928

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(UNAUDITED)

				Unallocated
		Beneficial Unit		deficit of
	General	Certificate holders		variable interest
	Partner	# of Units	Amount	entities	Total
Partners’ Capital (excluding accumulated other comprehensive income)
Balance at December 31, 2004	$33,377	9,837,928	$74,503,691	$(44,953,615)	$29,583,453
Net income	16,232	—	1,607,002	(820,120)	803,114
Distributions paid or accrued	(13,415)	—	(1,328,121)	—	(1,341,536)

Balance at March 31, 2005	$36,194	9,837,928	$74,782,572	$(45,773,735)	$29,045,031

Accumulated Other Comprehensive Income
Balance at December 31, 2004	$41,981	—	$4,156,151	$(5,855,299)	$(1,657,167)
Other comprehensive income	6,851	—	678,280	—	685,131

Balance at March 31, 2005	48,832	—	4,834,431	(5,855,299)	(972,036)

Balance at March 31, 2005	$85,026	9,837,928	$79,617,003	$(51,629,034)	$28,072,995

The accompanying notes are an integral part of the financial statement.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 31, 2005	March 31, 2004
Operating activities:
Net income (loss)	$803,114	$(37,757,669)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Cumulative effect of accounting change	—	38,023,001
Change in fair value of derivatives	(225,361)	370,548
Depreciation and amortization expense	952,297	1,042,768
Gain on sale of securities	(126,750)	—
Decrease in interest receivable	91,299	35,397
(Increase) decrease in other assets	(357,423)	41,028
Increase in accounts payable, accrued expenses and other liabilities	282,839	251,093

Net cash provided by operating activities	1,420,015	2,006,166

Investing activities:
Proceeds from the sale of other tax-exempt bonds	4,026,750	—
Capital expenditures, net	(30,831)	(145,986)
Principal payments received on tax-exempt bonds	5,000	—
Increase in cash due to consolidation of VIEs	—	505,178
Rites purchased	—	(5,000)
Increase in taxable loans	—	(1,190,062)
Bond issuance costs paid	—	(19,365)
Increase in other assets	—	(92,640)

Net cash provided by (used in) investing activities	4,000,919	(947,875)

Financing activities:
Distributions paid	(1,341,536)	(1,341,536)
Principal payments on debt financing and note payable	(72,500)	(9,000,000)
Increase in restricted cash	(1,388,661)	(1,218,658)
Proceeds from debt financing	—	9,000,000
Debt financing costs paid	—	(15,750)

Net cash used in financing activities	(2,802,697)	(2,575,944)

Net increase (decrease) in cash and cash equivalents	2,618,237	(1,517,653)
Cash and cash equivalents at beginning of period:	2,317,342	3,297,108

Cash and cash equivalents at end of period	$4,935,579	$1,779,455

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$175,041	$170,746

The accompanying notes are an integral part of the financial statements

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

1. Basis of Presentation

America First Tax Exempt Investors, L.P. (the “Partnership”) was formed on April 2, 1998 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. The Partnership will terminate on December 31, 2050 unless terminated earlier under the provisions of its Partnership Agreement. The general partner of the Partnership is America First Capital Associates Limited Partnership Two (the “General Partner” or “AFCA 2”). In this Form 10-Q, the Partnership refers to America First Tax Exempt Investors, L.P. as a stand-alone entity.

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

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain amounts from prior periods have been reclassified to conform to the current period presentation. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position as of March 31, 2005, and the results of operations for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

The Partnership does not presently believe that the consolidation of VIEs for reporting under GAAP will impact the Partnership’s tax status, amounts reported to BUC holders on IRS Form K-1, the Partnership’s ability to distribute tax-exempt income to BUC holders, the current level of quarterly distributions or the tax-exempt status of the underlying mortgage revenue bonds.

2. Partnership Income, Expenses and Cash Distributions

The Limited Partnership Agreement contains provisions for the distribution of Net Interest Income, Net Residual Proceeds and Liquidation Proceeds (as defined in the Agreement of Limited Partnership) and for the allocation of income and loss from operations and allocation of income and loss arising from a repayment, sale or liquidation. Income and losses will be allocated to each BUC holder on a periodic basis, as determined by the General Partner, based on the number of BUCs held by each BUC holder as of the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

made to each BUC holder of record on the last day of each distribution period based on the number of BUCs held by each BUC holder as of such date.

Net Interest Income, as defined in the Limited Partnership Agreement, will be distributed 99% to the BUC holders and 1% to AFCA 2. The portion of Net Residual Proceeds, as defined in the Limited Partnership Agreement, representing a return of principal will be distributed 100% to the BUC holders.

The unallocated deficit of the VIEs is primarily comprised of the accumulated historical net losses of the VIEs as of January 1, 2004 and the VIEs’ net losses since the implementation of FIN 46R “Accounting for Variable Interest Entities” as of January 1, 2004. The cumulative effect of the change in accounting principle, excluding the reversal of the allowance for loan losses related to losses recorded on the Partnership’s balance sheet prior to the adoption of FIN 46R, as well as the losses recognized by the VIEs are not allocated to the General Partner and BUC holders as such activity is not contemplated by, or addressed in, the Agreement of Limited Partnership.

Cash distributions are currently made on a quarterly basis but may be made on a monthly or semiannual basis at the election of AFCA 2.

3. Investments in Tax-Exempt Bonds

The Company had the following investments in tax-exempt mortgage revenue and other tax-exempt bonds as of March 31, 2005:

	March 31, 2005
Description of Tax-Exempt		Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	Cost	Gain	Loss	Fair Value
Chandler Creek Apartments	$11,500,000	$—	$(485,162)	$11,014,838
Clarkson College	6,193,333	—	(486,874)	5,706,459

	$17,693,333	$—	$(972,036)	$16,721,297

The Company had the following investments in tax-exempt mortgage revenue and other tax-exempt bonds as of December 31, 2004:

	December 31, 2004
Description of Tax-Exempt		Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	Cost	Gain	Loss	Fair Value
Chandler Creek Apartments	$11,500,000	$—	$(1,171,001)	$10,328,999
Clarkson College	6,198,333	—	(495,347)	5,702,986

	$17,698,333	$—	$(1,666,348)	$16,031,985

Unrealized gains or losses on these tax-exempt bonds are recorded to reflect quarterly changes in their fair value resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties of the bonds. The current unrealized losses on both bonds are not considered to be other-than-temporary because the Company has the intent and ability to hold these securities until their value recovers or until maturity, if necessary.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

The Chandler Creek bonds are in default and interest is being paid on these bonds at a rate below the current market rate pursuant to a forbearance agreement entered into in 2004. The Clarkson College bonds have been in an unrealized loss position for less than one year.

4. Investments in Real Estate

The Company’s investments in real estate as of March 31, 2005 are comprised of the following:

				Buildings	Carrying
		Number		and	Value at
Property Name	Location	of Units	Land	Improvements	March 31, 2005
Ashley Point at Eagle Crest	Evansville, IN	150	$321,489	$5,976,092	$6,297,581
Ashley Square	Des Moines, IA	144	650,000	5,865,440	6,515,440
Bent Tree Apartments	Columbia, SC	232	986,000	10,958,659	11,944,659
Clear Lake Colony Apartments	West Palm Beach, FL	316	3,000,000	13,169,847	16,169,847
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	7,825,725	8,676,125
Iona Lakes Apartments	Ft. Myers, FL	350	1,900,000	15,729,856	17,629,856
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	10,258,822	11,655,622
Northwoods Lake Apartments	Duluth, GA	492	3,787,500	21,653,946	25,441,446
Woodbridge Apts. of Bloomington III	Bloomington, IN	280	656,346	9,978,598	10,634,944
Woodbridge Apts. of Louisville II	Louisville, KY	190	519,520	7,251,282	7,770,802

					122,736,322
Less accumulated depreciation					(33,744,344)

Balance at March 31, 2005					$88,991,978

The Company’s investments in real estate as of December 31, 2004 are comprised of the following:

				Buildings	Carrying
		Number		and	Value at
Property Name	Location	of Units	Land	Improvements	Dec. 31, 2004
Ashley Point at Eagle Crest	Evansville, IN	150	$321,489	$5,951,118	$6,272,607
Ashley Square	Des Moines, IA	144	650,000	5,865,440	6,515,440
Bent Tree Apartments	Columbia, SC	232	986,000	10,958,659	11,944,659
Clear Lake Colony Apartments	West Palm Beach, FL	316	3,000,000	13,169,847	16,169,847
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	7,825,725	8,676,125
Iona Lakes Apartments	Ft. Myers, FL	350	1,900,000	15,729,856	17,629,856
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	10,258,822	11,655,622
Northwoods Lake Apartments	Duluth, GA	492	3,787,500	21,653,946	25,441,446
Woodbridge Apts. of Bloomington III	Bloomington, IN	280	656,346	9,990,707	10,647,053
Woodbridge Apts. of Louisville II	Louisville, KY	190	519,520	7,253,531	7,773,051

					122,725,706
Less accumulated depreciation					(32,818,075)

Balance at December 31, 2004					$89,907,631

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

5. Debt Financing and Note Payable

The Company’s debt financing of $62,275,000 bears interest at a weekly floating bond rate plus remarketing, credit enhancement, liquidity and trustee fees, which averaged 2.55% and 1.75% in the aggregate for the three months ended March 31, 2005 and 2004, respectively.

The note payable of $18,908,333 relates to Northwoods Lake Apartments and matures in June 2034. The interest rate is fixed through June 2014 at 4.99%. Subsequent to June 2014, the rate converts to a variable interest rate.

6. Related Party Transactions

The General Partner is entitled to receive an administrative fee from the Company up to 0.45% of the outstanding principal balance of any tax-exempt mortgage revenue bond or other mortgage investment, unless another third party is required to pay such administrative fee. For the three months ended March 31, 2005, the Company’s administrative fees to the General Partner were $100,649. For the three months ended March 31, 2004, the Company’s administrative fees to the General Partner were $122,141. The Company may become obligated to pay additional administrative fees to the General Partner in the event the Company acquires additional tax-exempt mortgage revenue bonds or other mortgage investments and is not able to negotiate the payment of these fees by the property owners or in the event the Company acquires title to any of the unconsolidated properties securing its existing tax-exempt mortgage revenue bonds by reason of foreclosure.

An affiliate of the General Partner was retained to provide property management services for Ashley Pointe at Eagle Crest, Ashley Square, Bent Tree Apartments, Clear Lake Colony Apartments, Chandler Creek Apartments, Clarkson Student Housing, Fairmont Oaks Apartments, Iona Lakes Apartments, Lake Forest Apartments, and Northwoods Lake Apartments. The management fees paid by the property owners to the affiliate of the General Partner amounted to $182,154 for the three months ended March 31, 2005, and $165,506 for the three months ended March 31, 2004. These property management fees are paid by the respective properties prior to the payment of any interest on the tax-exempt mortgage revenue bonds and taxable loans held by the Partnership on these properties.

7. Interest Rate Cap Agreements

The Company has three interest rate cap agreements with a combined notional amount of $45,000,000 in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing. The terms of the cap agreements are as follows:

Notional Amount	Effective Date	Expiration Date	Cap Rate (1)	Premium Paid
$ 20,000,000	July 1, 2002	July 1, 2006	3.0%	$489,000
$ 10,000,000	November 1, 2002	November 1, 2007	3.0%	$250,000
$ 15,000,000	February 1, 2003	January 1, 2010	3.5%	$608,000

(1) The cap rate does not reflect remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

These interest rate caps do not qualify for hedge accounting, accordingly, they are carried at fair value, with changes in fair value included in current period earnings. The change in the fair value of derivative contracts resulted in a gain $225,361 for the three months ended March 31, 2005, and a loss of $370,548 for the three months ended March 31, 2004.

8. Segment Reporting

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

The VIE segment

As a result of the effect of FIN 46R, management more closely monitors and evaluates the financial reporting associated with and the operations of the VIEs. Management performs such evaluation separately from the operations of the Partnership through interaction with the property management company which manages the VIEs’ multifamily apartment properties. Management effectively manages the Partnership and the VIEs as separate and distinct businesses.

The VIEs’ primary operating strategy focuses on multifamily apartment properties as long-term investments. The VIEs’ operating goal is to generate increasing amounts of net rental income from these properties that will allow it to service debt. In order to achieve this goal, management of these multifamily apartment properties is focused on: (i) maintaining high economic occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties; and (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas. As of March 31, 2005, the Company reported the assets and financial results of 10 VIE multifamily apartment properties containing a total of 2,572 rental units. The VIEs’ multifamily apartment properties are located in the states of Iowa, Indiana, Florida, Georgia, Kentucky and South Carolina.

The following table details certain key financial information for the Company’s reportable segments for the period ending March 31, 2005 and 2004:

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

	March 31, 2005	March 31, 2004
Total revenues
Partnership	$2,249,339	$2,472,336
VIEs	5,024,795	4,830,962
Consolidation/eliminations	(1,955,184)	(2,190,873)

Total revenues	$5,318,950	$5,112,425

Income before cumulative effect of accounting change
Partnership	$1,623,234	$1,376,936
VIEs	(1,732,315)	(1,130,497)
Consolidation/eliminations	912,195	18,893

Net income before cumulative effect of accounting change	$803,114	$265,332

Net income (loss)
Partnership	$1,623,234	$1,376,936
VIEs	(1,732,315)	(40,597,785)
Consolidation/eliminations	912,195	1,463,180

Net income (loss)	$803,114	$(37,757,669)

Total assets
Partnership	$133,874,185	$153,880,565
VIEs	106,360,165	98,749,769
Consolidation/eliminations	(121,729,823)	(136,550,549)

Total assets	$118,504,527	$116,079,785

Total partners’ capital
Partnership	$69,599,585	$75,584,510
VIEs	(67,344,235)	(38,965,818)
Consolidation/eliminations	25,817,645	(4,423,484)

Total partners’ capital	$28,072,995	$32,195,208

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

Critical Accounting Policies

The Company’s critical accounting policies are the same as those described in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The Partnership’s primary assets are its tax-exempt mortgage revenue bonds, which provide permanent financing for twelve multifamily housing properties. A description of the multifamily housing properties collateralizing the tax-exempt mortgage revenue bonds owned by the Partnership as of March 31, 2005 is as follows:

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

			Number	Percentage
		Number	of Units	of Units	Economic
Property Name	Location	of Units	Occupied	Occupied	Occupancy (1)
Ashley Point at Eagle Crest	Evansville, IN	150	145	97%	87%
Ashley Square	Des Moines, IA	144	140	97%	88%
Bent Tree Apartments	Columbia, SC	232	193	83%	76%
Chandler Creek Apartments	Round Rock, TX	216	198	92%	60%
Clarkson College	Omaha, NE	142	86	61%	57%
Clear Lake Colony Apartments	West Palm Beach, FL	316	308	97%	90%
Fairmont Oaks Apartments	Gainsville, FL	178	166	93%	81%
Iona Lakes Apartments	Ft. Myers, FL	350	327	93%	87%
Lake Forest Apartments	Daytona Beach, FL	240	234	98%	91%
Northwoods Lake Apartments	Duluth, GA	492	427	87%	70%
Woodbridge Apts. of Bloomington III	Bloomington, IN	280	246	88%	86%
Woodbridge Apts. of Louisville II	Louisville, KY	190	173	91%	89%

		2,930	2,643	90%	76%

(1)	Economic occupancy is presented for the three months ended March 31, 2005, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units.

Executive Summary

The multifamily housing industry is experiencing soft market conditions which are attributable to three factors: (i) economic conditions in certain markets; (ii) over-building of apartment properties; and (iii) strong levels of single family home purchases largely due to historically low mortgage interest rates. These factors have reduced the availability and increased the competition for credit-worthy tenants, which in turn reduces effective rents in the form of concessions and increases operating costs such as leasing incentives. As of March 31, 2005, all of the Partnership’s tax-exempt mortgage revenue bonds were paying their full amount of base interest; however, an extended economic slowdown and the resulting decline in net rental revenues generated by the multifamily apartment properties financed by these bonds may negatively impact future interest income. At certain properties the decline in net rental income may last for an extended period.

Furthermore, the collection of contingent interest payable from the excess cash flow of the underlying properties remains unlikely unless there is a substantial improvement in the economic performance of these properties. The Partnership continues to monitor the performance of the multifamily properties collateralizing its tax-exempt mortgage revenue bonds. Offsetting these weak conditions are the positive economic benefits the Partnership is experiencing from the historically low interest rates it is paying on its variable-rate debt financing.

Results of Operations

Consolidated Results of Operations

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

The following discussion of the Company’s results of operations for the three months ended March 31, 2005 and 2004 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004 (Consolidated)

Change in Results of Operations

	For the Three	For the Three
	Months Ended	Months Ended	Dollar
	2005	Mar. 31, 2004	Change
Revenues
Rental revenues	$4,877,557	$4,830,962	$46,595
Mortgage revenue bond investment income	265,425	180,000	85,425
Other bond investment income	42,371	80,438	(38,067)
Other interest income	6,847	21,025	(14,178)
Gain on sale of securities	126,750	—	126,750

	5,318,950	5,112,425	206,525

Expenses
Real estate operating (exclusive of items below)	2,706,714	2,691,042	15,672
Depreciation and amortization	952,297	1,042,768	(90,471)
Interest expense	699,394	426,184	273,210
General and administrative	382,792	316,551	66,241
Changes in fair value of derivative contracts	(225,361)	370,548	(595,909)

	4,515,836	4,847,093	(331,257)

Income before cumulative effect of accounting change	$803,114	$265,332	$537,782

     Rental revenues. The rental revenues recognized during the respective periods is reflective of current physical occupancy of 90% and economic occupancy of 76% for the three months ended March 31, 2005, respectively and physical occupancy of 93% and economic occupancy of 80% as of March 31, 2004, respectively. The slight increase in rental revenues is attributable to a higher average rental rate per unit.

     Mortgage revenue bond investment income. The increase in mortgage revenue bond investment income from 2004 to 2005 is due to the acquisition of the Clarkson College tax-exempt mortgage bonds in April of 2004. The Clarkson College tax-exempt bonds outstanding principal balance was $6,193,333 as of March 31, 2005 with a yield of 6% per annum.

     Other bond investment income. During the first quarter of 2005, the Company sold its investment in Museum Tower tax-exempt bonds. As the bonds were sold during the quarter, the interest income on the bonds was lower than the prior year.

     Gain on sale of securities. As discussed previously, the Company sold its entire interest in the Museum Tower bonds during the first quarter of 2005. The carrying cost of the investment was $3,900,000 and the net proceeds from the sale were $4,026,750 resulting in a gain on the sale of securities of $126,750. Approximately $600,000 of the cash proceeds is being held as collateral for debt financings and is classified as restricted cash on the consolidated balance sheet of the Company. The remaining cash proceeds were unrestricted.

     Real estate operating expenses. Real estate operating expenses are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate. Real estate operating expense remained relatively constant year over year as there were no significant changes in property operations in the first quarter ending March 31, 2005 compared to March 31, 2004.

     Depreciation and amortization expense. Depreciation and amortization relates primarily to the consolidated VIEs. This expense remained fairly consistent from quarter to quarter in 2004 and is expected to remain constant for the remainder of the year because no significant capital expenditures are planned for the real estate properties owned by the consolidated VIEs.

     Interest expense. The increase in interest expense is primarily attributable to mortgage interest expense associated with the Northwoods Lake property. In the first quarter of 2004, the Company owned all $25,250,000 of the outstanding mortgage bonds of Northwoods Lake. The implementation of FIN 46R required the Company to consolidate the underlying property and therefore eliminate the entire amount of the bonds and the associated interest on those bonds. In June 2004, the terms of the bonds were restructured to create two separate issue series, Series A for $19,100,000 and Series B for $6,150,000. Subsequent to the restructuring of the bonds the Company sold $19,100,000 of its investment in the tax-exempt mortgage revenue bonds. Therefore, the interest cost associated with that portion of the bonds is no longer eliminated in consolidation. The mortgage interest expense associated with the portion of the Northwoods Lake bonds that were sold equaled $210,837 in the first quarter 2005. The Company used $14,000,000 of the proceeds from the sale of the Series A bonds to repay debt. The repayment of debt resulted in a reduction of interest expense of $55,438 in the first quarter of 2005.

An increase of $117,811 in interest expense was realized during the first quarter of 2005 compared to the first quarter of 2004 due to higher interest rates associated with the Company’s variable-rate borrowings in the first quarter of 2005. The effective interest rate on the variable rate-borrowings was 2.55% for the first quarter of 2005 compared to 1.75% for the first quarter of 2004.

     General and administrative expenses. General and administrative expenses increased during the first quarter of 2005 compared to the same period in 2004 due primarily to increased salaries, wages and benefits. Additionally increase accounting fees attributed to the increase.

     Change in fair value of derivative contracts. The Company manages its interest rate risk on its debt financing by entering into interest rate cap agreements that cap the amount of interest expense it pays on its floating rate debt financing. The Company’s interest rate cap agreements do not qualify for hedge accounting, therefore, any changes in the fair value of the caps are recognized in current period earnings. The fair value adjustments are classified separately in the consolidated statement of operations as changes in fair value of derivative contracts. The mark to market adjustment through earnings can cause a significant fluctuation in reported net income although it has no impact on the Company’s cash flows.

Partnership Only Results of Operations

The following discussion of the Partnership’s results of operations for the three months ended March 31, 2005 and 2004 is presented as it reflects the operations of the Partnership prior to the consolidation of the VIEs, which was required with the implementation of FIN 46R effective January 1, 2004. This information is used by management to analyze its operations and is reflective of the segment data discussed in Note 8. Items previously discussed in connection with the Company’s results of operations are not repeated.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004 (Partnership Only)

Changes in Results of Operations

	For the Three	For the Three
	Months Ended	Months Ended	Dollar
	2005	Mar. 31, 2004	Change
Revenues
Mortgage revenue bond investment income	$2,051,449	$2,352,456	$(301,007)
Other bond investment income	42,371	80,438	(38,067)
Other interest income	28,769	39,442	(10,673)
Gain on sale of securities	126,750	—	126,750

	2,249,339	2,472,336	(222,997)

Expenses
Interest expense	462,305	399,934	62,371
Amortization expense	6,369	8,367	(1,998)
General and administrative	382,792	316,551	66,241
Changes in fair value of derivative contracts	(225,361)	370,548	(595,909)

	626,105	1,095,400	(469,295)

Income before cumulative effect of accounting change	1,623,234	1,376,936	246,298

     Mortgage revenue bond investment income. Mortgage revenue bond investment income decreased due to the elimination of interest earned on $19.1 million of the Northwoods Lake Apartments tax-exempt mortgage revenue bonds sold in the second quarter of 2004. This decrease was partially offset by interest earned on the the Clarkson College tax-exempt bonds issued in April 2004.

     Interest expense. Interest expense on the Partnership’s debt financing increased $117,811 due to higher interest rates on the variable-rate debt held by the Partnership. This increase was offset by a decrease of $55,438 of interest expense due to the repayment of $14,000,000 of debt financing in 2004.

Cash Available for Distribution (“CAD”)

To calculate CAD, amortization expense related to debt financing costs and bond issuance costs, change in fair value of derivative contracts, provision for loan losses, realized losses on investments and net income (loss) from VIEs and the cumulative effect of accounting change are added back to the Company’s net income as computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company uses CAD as a supplemental measurement of the Partnership’s performance and, ultimately, its ability to pay distributions.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

The following sets forth a reconciliation of the Company’s net income (loss) as determined in accordance with GAAP and its CAD for the periods set forth.

	For the three	For the three
	months ended	months ended
	Mar. 31, 2005	Mar. 31, 2004
Net income (loss)	$803,114	$(37,757,669)
Net loss from VIEs	1,732,315	1,130,497
Eliminations due to VIE consolidation	(912,195)	(18,893)
Cumulative effect of change in accounting principle	—	38,023,001

Income before impact of VIE consolidation	1,623,234	1,376,936
Change in fair value of derivatives and interest rate cap amortization	(160,585)	435,325
Amortization expense (Partnership only)	6,369	8,367

CAD	$1,469,018	$1,820,628

The amount of distributions to the unit holders was $1,341,536 for the three months ended March 31, 2005 and 2004.

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

The Partnership’s principal uses of cash are the payment of distributions to BUC holders, interest on debt financing and general and administrative expenses. The Partnership also uses cash to acquire additional investments. Distributions to BUC holders may increase or decrease at the determination of the General Partner. The Partnership is currently paying distributions at the rate of $0.54 per BUC per year. The General Partner determines the amount of the distributions based upon the projected future cash flows of the Partnership. Future distributions to BUC holders will depend upon the amount of base and contingent interest received on the tax-exempt mortgage revenue bonds and other investments, the effective interest rate on the Partnership’s variable-rate debt financing, and the amount of the Partnership’s undistributed cash.

The Partnership believes that cash provided by net interest income from its tax-exempt mortgage revenue bonds and other investments will be adequate to meet its projected short-term and long-term liquidity requirements, including the payment of expenses, interest and distributions to BUC holders.

The VIEs’ primary source of cash is net rental revenues generated by its real estate investments. Net rental revenues from a multifamily apartment property depend on the rental and occupancy rates of the property and

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

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

On a consolidated basis, cash provided by operating activities for the three months ended March 31, 2005 decreased $456,658 compared to the same period a year earlier mainly due to timing differences in working capital accounts. Cash from investing activities increased $4,819,301 for the three months ended March 31, 2005 compared to the same period in 2004 primarily due to the sale of tax-exempt securities that generated proceeds of $4,026,750 combined with no cash used to acquire taxable loans in 2005 compared with $1,190,062 used in the same period of 2004. Cash provided by financing activities decreased $226,753 for the three months ended March 31, 2005 compared to the same period in 2004 primarily due to increased restricted cash.

Contractual Obligations

There were no significant changes to the Company’s contractual obligations during the three months ended March 31, 2005 from the information presented in the Company’s annual report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of the Company’s 2004 annual report on Form 10-K.

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

(b) Changes in internal controls over financial reporting. There were no changes in the Partnership’s internal control over financial reporting during the Partnership’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

By America First Capital
Associates Limited
Partnership Two, General
Partner of the Partnership

By America First Companies L.L.C.,
General Partner of
America First Capital
Associates Limited
Partnership Two

Date: May 23, 2005	/s/ Lisa Y. Roskens

Lisa Y. Roskens Chief Executive Officer America First Companies L.L.C., acting in its capacity as general partner of the General Partner of America First Tax Exempt Investors, L.P