Form 10-K/A
period 2004-12-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2005-08-02
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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
EXPLANATORY NOTE
This Amendment to the America First Tax Exempt Investors, L.P. (the “Partnership”) Annual Report on Form 10-K/A for the year ended December 31, 2004 , is being filed in order to comply with Rule 2-05 of Regulation S-X. America First Tax Exempt Investors, L.P. did not include the audit reports of Katz, Sapper & Miller, LLP. The audit reports are required to be included in the Partnership’s Form 10-K because Deloitte & Touche LLP, the Partnership’s principal independent registered public accounting firm, placed reliance on those reports for purposes of their audit.
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
All 2004 financial information in this Form 10-K/A presented on the basis of Generally Accepted Accounting Principles (GAAP), is that of the Partnership and the VIEs on a consolidated basis. We refer to the Partnership and the consolidated VIEs throughout this Form 10-K/A as the “Company”. We refer to the Partnership as a stand-alone entity without consolidation of the VIEs as the “Partnership.”
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
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
Item 6. Selected Financial Data.
Set forth below is selected financial data for the Company as of and for the year ended December 31, 2004 and for the Partnership as of and for the years ended December 31, 2000 through December 31, 2003. The information should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed in response to Item 8 of this report. In addition, please refer to the discussions in Item 1 and Item 7 regarding the adoption of FIN 46R and its effects on the presentation of financial data in this report on Form 10-K/A.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
In discussing and analyzing the Partnership’s financial condition and results of operations for the years ending December 31, 2004, 2003 and 2002, it is necessary to understand the effect that FASB Interpretation No. 46, Consolidation of Variable Interest Entities – an Interpretation of ARB 51 (“FIN 46R”) had on the presentation of the financial information of the Partnership.
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
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
The Partnership’s primary assets are its tax-exempt mortgage revenue bonds, which provide permanent financing for eleven multifamily housing properties and one student housing property. A description of the properties collateralizing the tax-exempt mortgage revenue bonds owned by the Partnership as of December 31, 2004 is as follows:

					Economic Occupancy
			Physical occupancy		for the year ended
		Number	as of December 31,		December 31,(1)
Property Name	Location	of Units	2004	2003	2004	2003
Ashley Pointe at Eagle Crest	Evansville, IN	150	93%	90%	85%	88%
Ashley Square	Des Moines, IA	144	94%	96%	90%	89%
Bent Tree Apartments	Columbia, SC	232	86%	92%	78%	81%
Chandler Creek Apartments	Round Rock, TX	216	91%	N/A (3)	N/A (3)	N/A	(3)
Clarkson College	Omaha, NE	142	63%	N/A (3)	N/A (3)	N/A	(3)
Clear Lake Colony Apartments	West Palm Beach, FL	316	88%	95%	86%	89%
Fairmont Oaks Apartments	Gainsville, FL	178	92%	95%	84%	90	%(2)
Iona Lakes Apartments	Ft. Myers, FL	350	91%	89%	82%	78%
Lake Forest Apartments	Daytona Beach, FL	240	92%	95%	81%	83%
Northwoods Lake Apartments	Duluth, GA	492	88%	84%	70%	67%
Woodbridge Apts. of Bloomington III	Bloomington, IN	280	86%	98%	86%	94%
Woodbridge Apts. of Louisville II	Louisville, KY	190	91%	92%	90%	90%

		2,930	88%	92%	81%	83%

(1)	Economic occupancy is presented for the years ended December 31, 2004 and 2003, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units.

(2)	From the date of acquisition of the tax-exempt mortgage bond collateralized by this property.

(3)	Information not available due to the timing of acquisition.
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
The multifamily housing industry is experiencing soft market conditions which are attributable to three factors: i) recessionary conditions in certain markets; ii) over-building of apartment properties; and iii) high levels of single family home purchases largely due to record low mortgage interest rates. These factors have reduced the availability and increased the competition for credit worthy tenants, which in turn reduces effective rents in the form of concessions and increases operating costs such as leasing incentives. Reductions in net rental income from the multifamily properties collateralizing the bonds may negatively impact future interest income earned on the Partnership’s tax-exempt mortgage revenue bonds. At December 31, 2004, all of the Partnership’s tax-exempt mortgage revenue bonds were paying their full amount of base interest. The Partnership has the ability and may restructure the terms of its tax-exempt mortgage revenue bond to reduce the base interest rate payable on these bonds. The Partnership remains aware of this potential and continues to monitor the performance of the multifamily properties collateralizing its tax-exempt mortgage revenue bonds.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
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
Review of securities for other-than-temporary impairment – The Partnership periodically reviews each of its mortgage revenue bonds for impairment by the estimated fair value of the revenue bond compared to its carrying amount. The estimated fair value of the revenue bond is calculated using a discounted cash flow model using interest rates for comparable investments. A security is considered other than temporarily impaired if evidence indicates that the cost of the investment is not recoverable within a reasonable period of time. If an other-than-temporary-impairment exists, the cost basis of the mortgage bond is written down to its estimated fair value, with the amount of the write-down accounted for as a realized loss. The recognition of an other-than-temporary impairment and the potential impairment analysis are subject to a considerable degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the financial statements. The estimated future cash flow of each revenue bond depends on the operations of the underlying property and, therefore is subject to a significant amount of uncertainty in the estimation of future rental receipts, future real estate operating expenses, and future capital expenditures. Such estimates are affected by economic factors such as the rental markets and labor markets in which the property operates, the current capitalization rates for properties in the rental markets, and tax and insurance expenses. Different conditions or different assumptions applied to the calculation may result in different results. The Partnership periodically compares its estimates with historical results to evaluate the reasonableness and accuracy of its estimates and adjusts its estimates accordingly.
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

	For the	For the
	Year Ended	Year Ended	Dollar	Percentage
	Dec. 31, 2004	Dec. 31, 2003	Change	Change
Revenues
Mortgage revenue bond investment income	$8,779,595	8,769,052	$10,543	—
Other bond investment income	321,750	321,750	—	—
Other interest income	127,160	116,266	10,894	9%

Total Revenues	9,228,505	9,207,068	21,437	—

Expenses
Bond impairment	374,841	—	374,841	—
Provision for loan losses	217,654	1,810,000	(1,592,346)	-88%
Interest expense	1,774,902	1,615,179	159,723	10%
Amortization expense	196,122	48,155	147,967	307%
General and administrative expenses	1,484,598	1,139,070	345,528	30%

Total Expenses	4,048,117	4,612,404	(564,287)	-12%

Income before cumulative effect of accounting change	$5,180,388	$4,594,664	$585,724	13%

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
     Bond impairment and provision for loan losses. The tax-exempt mortgage revenue bonds have a limited market. As such, the Partnership estimates the fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. Provisions for loan losses are estimated using the present value of the expected cash flows of the underlying properties to which the loan relates. The Partnership recorded impairments on its bonds and taxable loans in 2004 of $592,495 compared to impairments of $1,810,000 in 2003.
     Interest expense. Interest expense increased $159,723 due primarily to higher average debt levels in 2004 compared to 2003.
     Amortization expense. Amortization expense increased $147,967 primarily due to the bond and debt financing costs expensed on the restructure of the Northwood Lakes bonds.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

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
/s/ DELOITTE & TOUCHE LLP
Omaha, Nebraska
April 7, 2005

Report of Independent Auditors
To the Partners
Woodbridge Apartments of Louisville II, L.P.
We have audited the accompanying balance sheet of Woodbridge Apartments of Louisville II, L.P., a limited partnership, as of December 31, 2004, and the related statements of profit and loss, changes in partners’ capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodbridge Apartments of Louisville II, L.P. at December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.
Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supporting data listed on the contents page are presented for purposes of additional analysis and are not a required part of the basic financial statements of the Partnership. Such data has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.
/S/ KATZ, SAPPER & MILLER, LLP
Indianapolis, Indiana
January 26, 2005

Report of Independent Auditors
To the Partners
Woodbridge Apartments of Bloomington III, L.P.
We have audited the accompanying balance sheet of Woodbridge Apartments of Bloomington III, L.P., a limited partnership, as of December 31, 2004, and the related statements of profit and loss, changes in partners’ capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodbridge Apartments of Bloomington III, L.P. at December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.
Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supporting data listed on the contents page are presented for purposes of additional analysis and are not a required part of the basic financial statements of the Partnership. Such data has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.
/S/ KATZ, SAPPER & MILLER, LLP
Indianapolis, Indiana
January 26, 2005

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND
COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

		Beneficial Unit		Unallocated
		Certificate holders		deficit of
	General			variable interest
	Partner	# of units	Amount	entities	Total
Partners’ Capital (excluding accumulated other comprehensive income)
Balance at January 1, 2002	$13,213	9,837,928	$72,507,674	$—	$72,520,887
Net income	62,764	—	6,213,623	—	6,276,387
Distributions paid or accrued	(53,661)	—	(5,312,481)	—	(5,366,142)

Balance at December 31, 2002	22,316	9,837,928	73,408,816	—	73,431,132
Net income	45,947	—	4,548,717	—	4,594,664
Distributions paid or accrued	(53,661)	—	(5,312,482)	—	(5,366,143)

Balance at December 31, 2003	14,602	9,837,928	72,645,051	—	72,659,653
Net loss	72,436	—	7,171,122	(44,953,615)	(37,710,057)
Distributions paid or accrued	(53,661)	—	(5,312,482)	—	(5,366,143)

Balance at December 31, 2004	$33,377	9,837,928	$74,503,691	$(44,953,615)	$29,583,453

Accumulated Other Comprehensive Income
Balance at January 1, 2002	$36,329	—	$3,596,671	$—	$3,633,000
Other comprehensive income:
Unrealized gain on securities	2,178	—	215,598	—	217,776

Balance at December 31, 2002	38,507	—	3,812,269	—	3,850,776
Other comprehensive income:
Unrealized gain on securities	8,211	—	812,854	—	821,065

Balance at December 31, 2003	46,718	—	4,625,123	—	4,671,841
Other comprehensive loss:
Cumulative effect of accounting change	—	—	—	(5,855,299)	(5,855,299)
Unrealized loss on securities	(4,737)	—	(468,972)	—	(473,709)

Balance at December 31, 2004	$41,981	—	$4,156,151	$(5,855,299)	$(1,657,167)

Balance at December 31, 2004	$75,358	9,837,928	$78,659,842	$(50,808,914)	$27,926,286

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont’d
1. Organization
America First Tax Exempt Investors, L.P. (the “Partnership”) was formed on April 2, 1998 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. The Partnership will terminate on December 31, 2050 unless terminated earlier under the provisions of its Partnership Agreement. The general partner of the Partnership is America First Capital Associates Limited Partnership Two (the “General Partner” or “AFCA 2”). In this Form 10-K/A, the Partnership refers to America First Tax Exempt Investors, L.P. as a stand-alone entity.
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
Cash and Cash Equivalents

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont’d
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont’d

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont’d
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont’d
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
Descriptions of the properties collateralizing the tax-exempt mortgage revenue bonds and certain terms of such bonds are as follows:

			Base		Principal	Income
		Maturity	Interest		Outstanding at	Earned in
Property Name	Location	Date	Rate		Dec. 31, 2004	2004
Chandler Creek Apartments	Round Rock, TX	11/1/2042	6.0	%(1)	$11,500,000	$716,325
Clarkson College	Omaha, NE	11/1/2035	6.0%		6,198,333	206,783

					$17,698,333	$923,108

(1)	The base interest rate is effective per the current forbearance agreement and will terminate upon the earlier of a restructuring of the bonds or December 15, 2005.

			Base		Principal	Income
		Maturity	Interest		Outstanding at	Earned in
Property Name	Location	Date	Rate		Dec. 31, 2003	2003
Ashley Pointe at Eagle Crest	Evansville, IN	12/1/2027	7.0	%(1)	$6,700,000	$475,514
Ashley Square	Des Moines, IA	12/1/2025	7.5	%(2)	6,500,000	494,271
Bent Tree Apartments	Columbia, SC	12/15/2030	7.1	%(3)	11,130,000	790,230
Chandler Creek Apartments	Round Rock, TX	11/1/2042	6.0	%(4)	12,000,000	30,000
Clear Lake Colony Apartments	West Palm Beach, FL	6/15/2030	6.9	%(3)	16,000,000	1,104,000
Fairmont Oaks Apartments	Gainsville, FL	4/1/2033	6.2	%(3)	7,995,000	369,780
Iona Lakes Apartments	Ft. Myers, FL	4/1/2030	6.9	%(3)	16,835,000	1,165,151
Lake Forest Apartments	Daytona Beach, FL	12/1/2011	6.9	%(3)	10,510,000	727,806
Northwoods Lake Apartments	Duluth, GA	9/1/2025	7.5	%(1)	25,250,000	1,882,552
Woodbridge Apts. of Bloomington III	Bloomington, IN	12/1/2027	7.5	%(1)	12,600,000	1,012,025
Woodbridge Apts. of Louisville II	Louisville, KY	12/1/2027	7.5	%(1)	8,976,000	700,781
Shoals Crossing	Atlanta, GA	12/1/2025	7.5	%(1)	—	16,942

					$134,496,000	$8,769,052

(1)	In addition to the base interest rates shown, the bonds bear contingent interest, as defined in each revenue note, of an additional 3.5% per annum payable out of 50% (100% in the case of Ashley Pointe at Eagle Crest, Northwoods Lake Apartments and Shoals Crossing) of the net cash flow generated by the respective property. No contingent interest was received from any of the other tax-exempt mortgage revenue bonds in 2003 or 2002. Interest income earned in 2003 relates to the finalizing of the accounting related to this transaction.

(2)	In addition to the base interest rate shown, the bond bears contingent interest, as defined in the revenue note, of an additional 3.0% per annum payable out of the net cash flow generated by the property. Past due unpaid contingent interest compounds at a rate of 10.5% per annum. The Partnership did not receive any contingent interest during 2003 or 2002.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont’d

(3)	In addition to the base interest rate shown, the bonds bear contingent interest, as defined in each revenue note, of an additional 2.6% per annum, 1.885% per annum, 1.9% per annum, 1.6% per annum, 2.2% per annum and 1.6% per annum for Iona Lakes Apartments, Clear Lake Colony Apartments, Bent Tree Apartments, Lake Forest Apartments, Fairmont Oaks Apartments, and Chandler Creek Apartments, respectively, payable out of the net cash flow generated by each such property. Past due unpaid contingent interest compounds at a rate of 9.5% per annum, 8.785% per annum, 9.0% per annum, 8.5% per annum and 8.4% per annum for Iona Lakes Apartments, Clear Lake Colony Apartments, Bent Tree Apartments, Lake Forest Apartments and Fairmont Oaks Apartments, respectively. No contingent interest was received from any of the other tax-exempt mortgage revenue bonds in 2003 or 2002.

(4)	The base interest rate is effective per the current forbearance agreement and will terminate upon the earlier of a restructuring of the bonds or December 15, 2005.
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
As of December 31, 2004, the amortized cost, gross unrealized gain and estimated fair value of such security was $3,900,000, $9,181, and $3,909,181, respectively. As of December 31, 2003, the amortized cost, gross unrealized loss and estimated fair value of such security was $3,900,000, ($29,679), and $3,870,321, respectively. Subsequent to December 31, 2004, this bond was sold for a gain of $126,750. The net proceeds from the sale of this bond were $4,026,750. Interest earned on this bond was $321,750 in 2004.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont’d
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
As described in Note 4, the Company also has $18,980,833 outstanding as a note payable related to Northwoods Lakes Apartments. The debt matures in June 2034 and has a fixed interest rate of 4.99% as of December 31, 2004. The interest rate is fixed through June 2014. Subsequent to June 2014, the interest rate converts to a variable interest rate.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont’d
The Company’s aggregate borrowings as of December 31, 2004 contractually mature over the next five years and thereafter as follows:
Contractual Maturities:

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
AFCA 2 remains entitled to receive approximately $359,000 in administrative fees from the Partnership for the year ended December 31, 1989. The payment of these fees is contingent upon, and will be paid only out of future profits realized by the Partnership from the disposition of certain assets of properties collateralizing the tax-exempt revenue bonds held by the Partnership. These fees will be recorded as an expense by the Partnership when it is probable that these fees will be paid.
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
On February 1, 2003, the Partnership purchased a convertible interest rate cap for a $608,000 premium. The derivative has a cap on the floating rate index of 3.50%, a notional amount of $15,000,000 and matures on January 1, 2010. It effectively caps the floating rate index at 3.50%, so the maximum interest rate to be paid on $15,000,000 of debt financing

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont’d
is 3.50% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points. If the floating rate index declines to a level where the counterparty elects to exercise its option, the convertible cap would be converted to a fixed rate swap and the Partnership’s interest expense would be converted to a fixed rate of 2.95% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points for the remaining term of the agreement.
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
The following table details certain key financial information for the Company’s reportable segments for the three years ended December 31, 2004:

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont’d

	2004	2003	2002
Total revenue
Partnership	$9,228,505	$9,207,068	$9,336,932
VIEs	19,009,408	—	—
Consolidation/eliminations	(7,905,280)	—	—

Total revenue	$20,332,633	$9,207,068	$9,336,932

Net income before cumulative effect of accounting change
Partnership	$5,180,388	$4,594,664	$6,276,387
VIEs	(4,898,744)	—	—
Consolidation/eliminations	31,300	—	—

Net income before cumulative effect of accounting change	$312,944	$4,594,664	$6,276,387

Net income (loss)
Partnership	$7,243,558	$4,594,664	$6,276,387
VIEs	(42,921,745)	—	—
Consolidation/eliminations	(2,031,870)	—	—

Net income (loss)	$(37,710,057)	$4,594,664	$6,276,387

Total assets
Partnership	$132,545,347	$155,553,817
VIEs	96,211,219	—
Consolidation/eliminations	(110,609,087)	—

Total assets	$118,147,479	$155,553,817

Total partners’ capital
Partnership	$68,695,867	$77,331,494
VIEs	46,389,704	—
Consolidation/eliminations	(87,159,285)	—

Total partners’ capital	$27,926,286	$77,331,494

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, cont’d
15. Summary of Unaudited Quarterly Results of Operations

2004	March 31,	June 30,	September 30,	December 31,
Revenues	$5,112,425	$5,186,330	$5,135,485	$4,898,393
Income before cumulative effect of accounting change	265,332	783,663	(1,364,361)	628,310
Cumulative effect of accounting change	(38,023,001)	—	—	—
Net income (loss)	(37,757,669)	783,663	(1,364,361)	628,310
Income before cumulative effect of accounting change, basic and diluted, per BUC	$0.07	$0.20	$0.09	$0.15
Cumulative effect of accounting change, basic and diluted, per BUC	$0.21	$—	$—	$—
Net income, basic and diluted, per BUC	$0.28	$0.20	$0.09	$0.15

2003	March 31,	June 30,	September 30,	December 31,
Revenues	$2,246,892	$2,311,258	$2,316,506	$2,332,412
Net income (loss)	1,401,166	1,136,291	2,068,462	(11,255)
Net income, basic and diluted, per BUC	$0.14	$0.11	$0.21	$0.00

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

Date: July 28, 2005
/s/ Lisa Y. Roskens
Lisa Y. Roskens
Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 27, 2005	By /s/ Michael B. Yanney*
Michael B. Yanney,
Chairman of the Board and
Manager of America First

Date: July 27, 2005	By /s/ Lisa Y. Roskens
Lisa Y. Roskens,
President, Chief Executive Officer and Manager of America First

Date: July 27, 2005	By /s/ Michael J. Draper
Michael J. Draper,
Chief Financial Officer of America First

Date: July 27, 2005	By /s/ Mariann Byerwalter*
Mariann Byerwalter,
Manager of America First

Date: July 27, 2005	By /s/ William S. Carter*
William S. Carter,
Manager of America First

Date: July 27, 2005	By /s/ Patrick J. Jung*
Patrick J. Jung,
Manager of America First

Date: July 27, 2005	By /s/ George H. Krauss*
George H. Krauss,
Manager of America First

Date: July 27, 2005	By /s/ Martin A. Massengale*
Martin A. Massengale,
Manager of America First

Date: July 27, 2005	By /s/ Gail Walling Yanney*
Gail Walling Yanney,
Manager of America First

Date: July 27, 2005	By /s/ Clayton K. Yeutter*
Clayton K. Yeutter,
Manager of America First

*By Michael J. Draper,
Attorney-in-Fact

/s/ Michael J. Draper
Michael J. Draper