Form 10-Q
period 2005-06-30
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2005-08-12
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2005	2004
Assets
Cash and cash equivalents	$4,758,315	$2,317,342
Restricted cash	4,164,444	3,045,027
Interest receivable	101,955	184,938
Tax-exempt mortgage revenue bonds	16,884,363	16,031,985
Other tax-exempt bond	—	3,909,181
Real estate assets:
Land	11,068,055	11,068,055
Buildings and improvements	95,714,571	95,487,804

Real estate assets before accumulated depreciation	106,782,626	106,555,859
Accumulated depreciation	(31,986,674)	(30,369,861)

Net real estate assets	74,795,952	76,185,998
Other assets	2,632,016	2,751,375
Assets held for sale	13,472,874	13,721,633

Total Assets	$116,809,919	$118,147,479

Liabilities and Partners’ Capital
Liabilities
Accounts payable, accrued expenses and other liabilities	$7,598,680	$7,623,824
Distribution payable	1,341,536	1,341,536
Note payable	18,835,000	18,980,833
Debt financing	62,110,000	62,275,000

Total Liabilities	89,885,216	90,221,193

Commitments and Contingencies

Partners’ Capital
General Partner	82,184	75,358
Beneficial Unit Certificate (“BUC”) holders	79,335,683	78,659,842
Unallocated deficit of variable interest entities	(52,493,164)	(50,808,914)

Total Partners’ Capital	26,924,703	27,926,286

Total Liabilities and Partners’ Capital	$116,809,919	$118,147,479

The accompanying notes are an integral part of the financial statements

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Income:
Rental revenues	$4,231,121	$4,258,470	$8,466,524	$8,482,682
Mortgage revenue bond investment income	272,483	221,285	537,908	401,285
Other bond investment income	5,025	80,437	47,396	160,875
Other interest income	23,914	18,819	30,761	39,844
Gain on sale of securities	—	—	126,750	—

	4,532,543	4,579,011	9,209,339	9,084,686

Expenses:
Real estate operating (exclusive of items shown below)	2,380,398	2,511,953	4,705,347	4,858,178
Depreciation and amortization	836,752	1,063,789	1,664,670	1,987,866
Interest	575,374	251,328	1,151,061	489,028
General and administrative	472,749	360,486	855,541	677,037
Changes in fair value of derivative contracts	277,544	(405,076)	52,183	30,249

	4,542,817	3,782,480	8,428,802	8,042,358

Income from continuing operations	(10,274)	796,531	780,537	1,042,328
Income from discontinued operations	35,452	(12,868)	47,755	6,667

Income before cumulative effect of accounting change	25,178	783,663	828,292	1,048,995
Cumulative effect of accounting change	—	—	—	(38,023,001)

Net income (loss)	25,178	783,663	828,292	(36,974,006)

Other comprehensive income (loss):
Cumulative effect of accounting change	—	—	—	(5,855,299)
Net unrealized holding gains (losses) on securities arising during the period	168,066	(568,324)	853,197	(750,106)

Other comprehensive income (loss)	168,066	(568,324)	853,197	(6,605,405)

Comprehensive income (loss)	$193,244	$215,339	$1,681,489	$(43,579,411)

Net (loss) income allocated to:
General Partner	$8,893	$19,529	$25,125	$47,789
BUC holders	880,415	1,933,376	2,487,417	4,731,201
Unallocated deficit of variable interest entities	(864,130)	(1,169,242)	(1,684,250)	(41,752,996)

	$25,178	$783,663	$828,292	$(36,974,006)

Limited partners’ interest in net income per unit (basic and diluted):
Income from continuing operations	$0.09	$0.20	$0.25	$0.27
Income from discontinued operations	—	—	—	—
Cumulative effect of accounting change	—	—	—	0.21

Net income, basic and diluted, per unit	$0.09	$0.20	$0.25	$0.48

Weighted average number of units outstanding, basic and diluted	9,837,928	9,837,928	9,837,928	9,837,928

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(UNAUDITED)

		Beneficial Unit		Unallocated
		Certificate holders		deficit of
	General			variable interest
	Partner	# of Units	Amount	entities	Total
Partners’ Capital (excluding accumulated other comprehensive income)
Balance at December 31, 2004	$33,377	9,837,928	$74,503,691	$(44,953,615)	$29,583,453
Net income	25,125	—	2,487,417	(1,684,250)	828,292
Distributions paid or accrued	(26,831)	—	(2,656,241)	—	(2,683,072)

Balance at June 30, 2005	$31,671	9,837,928	$74,334,867	$(46,637,865)	$27,728,673

Accumulated Other Comprehensive Income
Balance at December 31, 2004	$41,981	—	$4,156,151	$(5,855,299)	$(1,657,167)
Other comprehensive income	8,532	—	844,665	—	853,197

Balance at June 30, 2005	50,513	—	5,000,816	(5,855,299)	(803,970)

Balance at June 30, 2005	$82,184	9,837,928	$79,335,683	$(52,493,164)	$26,924,703

The accompanying notes are an integral part of the financial statement.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 30, 2005	June 30, 2004
Operating activities:
Net income (loss)	$828,292	$(36,974,006)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	—	38,023,001
Changes in fair value of derivative contracts	52,183	30,249
Depreciation and amortization	1,664,670	2,229,041
Gain on sale of securities	(126,750)	—
Decrease (increase) in interest receivable	82,983	(193,135)
Decrease (increase) in other assets	300,726	(86,270)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,144,561)	(576,746)

Net cash provided by operating activities	1,657,543	2,452,134

Investing activities:
Acquisition of tax-exempt revenue bonds	—	(1,796,752)
Proceeds from the sale of other tax-exempt bonds	4,026,750	500,000
Increase in restricted cash	(1,119,417)	(759,761)
Capital expenditures	(259,415)	(221,282)
Principal payments received on tax-exempt bonds	10,000	—
Increase in cash due to consolidation of VIEs	—	505,178
Rites sold	—	5,000
Increase in taxable loans	—	(2,225,508)
Bond issuance costs paid	—	(60,780)

Net cash provided by (used in) investing activities	2,657,918	(4,053,905)

Financing activities:
Distributions paid	(2,683,072)	(2,683,072)
Principal payments on debt financing and note payable	(310,833)	(9,000,000)
Proceeds from bonds payable	—	19,100,000
Proceeds from debt financing	—	9,000,000
Principal payments on debt financing	—	(14,165,000)
Bond costs paid	—	(524,127)
Increase in liabilities related to restricted cash	1,119,417	759,761
Debt financing costs paid	—	(20,747)

Net cash provided by (used in) financing activities	(1,874,488)	2,466,815

Net increase in cash and cash equivalents	2,440,973	865,044
Cash and cash equivalents at beginning of period	2,317,342	3,297,108

Cash and cash equivalents at end of period	$4,758,315	$4,162,152

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$878,698	$757,344

The accompanying notes are an integral part of the financial statements

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
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
The consolidated financial statements include the accounts of the Partnership and of the variable interest entities (“VIEs”) in which the Partnership has been determined to be the primary beneficiary. In this Form 10-Q, “the Partnership” refers to America First Tax Exempt Investors, L.P. as a stand-alone entity and “the Company” refers to the Partnership and the VIEs on a consolidated basis. All significant transactions and accounts between the Partnership and the VIEs have been eliminated in consolidation. The Partnership does not presently believe that the consolidation of VIEs for reporting under GAAP will impact the Partnership’s tax status, amounts reported to BUC holders on IRS Form K-1, the Partnership’s ability to distribute tax-exempt income to BUC holders, the current level of quarterly distributions or the tax-exempt status of the underlying mortgage revenue bonds.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position as of June 30, 2005, and the results of operations for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
The Company’s Consolidated Statements of Cash Flows for the six months ended June 30, 2005, reflects a change in the classification of restricted cash from a financing activity to an investing activities. The Company reclassified the change in restricted cash and the changes in liabilities associated with restricted cash for the six months ended June 30, 2004 in order to conform to the current year presentation. The reclassification increased cash used in investing activities by $759,761 decreased cash provided by operating activities by $759,761 and increased cash provided by financing activities by $1,519,522. In addition to the reclassification of change in restricted cash, the Company also reclassified the change in other assets for the six months ended June 30, 2004 from investing activities to operating activities.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)
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
3. Investments in Tax-Exempt Bonds
The Company had the following investments in tax-exempt mortgage revenue and other tax-exempt bonds as of June 30, 2005:

	June 30, 2005
Description of Tax-Exempt		Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	Cost	Gain	Loss	Fair Value
Chandler Creek Apartments	$11,500,000	$—	$(324,300)	$11,175,700
Clarkson College	6,188,333	—	(479,670)	5,708,663

	$17,688,333	$—	$(803,970)	$16,884,363

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)
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
The Chandler Creek bonds are in technical default and interest is being paid on these bonds at a rate below the current market rate pursuant to a forbearance agreement entered into in 2004. The Clarkson College bonds have been in an unrealized loss position for less than one year.
4. Debt Financing and Note Payable
The Company’s debt financing of $62,110,000 bears interest at a weekly floating bond rate plus remarketing, credit enhancement, liquidity and trustee fees, which averaged 2.97% and 1.87% in the aggregate for the six months ended June 30, 2005 and 2004, respectively.
The note payable of $18,835,000 relates to Northwoods Lake Apartments and matures in June 2034. The interest rate is fixed through June 2014 at 4.99%. Subsequent to June 2014, the rate converts to a variable interest rate.
5. Related Party Transactions
The General Partner is entitled to receive an administrative fee from the Company up to 0.45% of the outstanding principal balance of any tax-exempt mortgage revenue bond or other mortgage investment, unless another third party is required to pay such administrative fee. For the six months ended June 30, 2005, the Company’s administrative fees to the General Partner were $198,580. For the six months ended June 30, 2004, the Company’s administrative fees to the General Partner were $219,580. The Company may become obligated to pay additional administrative fees to the General Partner in the event the Company acquires additional tax-exempt mortgage revenue bonds or other mortgage investments and is not able to negotiate the payment of these fees by the property owners or in the event the Company acquires title to any of the unconsolidated properties securing its existing tax-exempt mortgage revenue bonds by reason of foreclosure.
An affiliate of the General Partner was retained to provide property management services for Ashley Pointe at Eagle Crest, Ashley Square, Bent Tree Apartments, Clear Lake Colony Apartments, Chandler Creek Apartments, Clarkson Student Housing, Fairmont Oaks Apartments, Iona Lakes Apartments, Lake Forest Apartments, and Northwoods Lake Apartments. The management fees paid by the property owners to the

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)
affiliate of the General Partner amounted to $363,029 for the six months ended June 30, 2005, and $339,261 for the six months ended June 30, 2004. These property management fees are paid by the respective properties prior to the payment of any interest on the tax-exempt mortgage revenue bonds and taxable loans held by the Partnership on these properties.
6. Interest Rate Cap Agreements
The Company has three interest rate cap agreements with a combined notional amount of $45,000,000 in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing. The terms of the cap agreements are as follows:

Notional Amount	Effective Date	Expiration Date	Cap Rate (1)	Premium Paid
$20,000,000	July 1, 2002	July 1, 2006	3.0%	$489,000
$10,000,000	November 1, 2002	November 1, 2007	3.0%	$250,000
$15,000,000	February 1, 2003	January 1, 2010	3.5%	$608,000

(1)	The cap rate does not reflect remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points.
These interest rate caps do not qualify for hedge accounting, accordingly, they are carried at fair value, with changes in fair value included in current period earnings. The change in the fair value of derivative contracts resulted in a loss of $52,183 for the six months ended June 30, 2005, and a loss of $30,249 for the six months ended June 30, 2004. The change in the fair value of derivative contracts resulted in a loss of $277,544 and a gain of $405,076 for the three month period ended June 30, 2005 and 2004, respectively.
7. Segment Reporting
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)
The VIEs’ primary operating strategy focuses on multifamily apartment properties as long-term investments. The VIEs’ operating goal is to generate increasing amounts of net rental income from these properties that will allow it to service debt. In order to achieve this goal, management of these multifamily apartment properties is focused on: (i) maintaining high economic occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties; and (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas. As of June 30, 2005, the Company reported the assets and financial results of 10 VIE multifamily apartment properties containing a total of 2,572 rental units. The VIEs’ multifamily apartment properties are located in the states of Iowa, Indiana, Florida, Georgia, Kentucky and South Carolina.
The following table details certain key financial information for the Company’s reportable segments for the periods ending June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total revenues
Partnership	$2,108,232	$2,417,107	$4,357,571	$4,889,443
VIEs	4,362,314	4,263,614	8,744,955	8,489,614
Consolidation/eliminations	(1,938,003)	(2,101,710)	(3,893,187)	(4,294,371)

Total revenues	$4,532,543	$4,579,011	$9,209,339	$9,084,686

Income before cumulative effect of accounting change
Partnership	$889,309	$1,937,911	$2,512,542	$3,314,847
VIEs	(1,763,669)	(1,010,926)	(3,495,984)	(2,141,423)
Consolidation/eliminations	899,538	(143,322)	1,811,734	(124,429)

Net income before cumulative effect of accounting change	$25,178	$783,663	$828,292	$1,048,995

Net income (loss)
Partnership	$889,309	$1,937,911	$2,512,542	$3,314,847
VIEs	(1,763,669)	433,361	(3,495,984)	(40,164,424)
Consolidation/eliminations	899,538	(1,587,609)	1,811,734	(124,429)

Net income (loss)	$25,178	$783,663	$828,292	$(36,974,006)

8. Discontinued Operations and Assets Held for Sale
On July 22, 2005, the Partnership entered into a purchase and sale agreement (the “Agreement”) with Development Resources Group, LLC (the “Purchaser”) to sell a 316-unit multi-family housing project located in West Palm Beach, Florida known as Clear Lake Colony Apartments (the “Project”). The Agreement provides for a sales price of $33,500,000 plus the assumption of certain liabilities for all of the land, buildings, building improvements, certain personal property, current lease agreements and other assets associated with the Project. The closing of the sale of the Project is subject to certain customary terms and conditions, including due diligence to be completed by the Purchaser within thirty days, as well as the Partnership’s acquisition of the Project through a deed in lieu of foreclosure as addressed below. The Partnership expects the transaction to

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)
close within sixty to ninety days from the date of the Agreement. The sale is expected to result in a gain to the Partnership for book and tax purposes, in an amount to be determined. There are no material relationships between the Partnership and the Purchaser or any of its affiliates, other than the Agreement.
The Partnership presently holds $16,000,000 of Multi-Family Housing Revenue Refunding Bonds - Series 2000A (“Clear Lake Bonds”) that were issued to provide financing for the Project and which are secured by a first deed of trust on the Project. On June 15, 2005, Clear Lake Colony Acquisition Corp, the owner of the Project (“Clear Lake”), defaulted on its obligations under the Clear Lake Bonds. The trustee of the Clear Lake Bonds has notified Clear Lake of the default and of its intent to exercise remedies available to it, including the initiation of foreclosure proceedings, which remedies will be taken at the direction of the Partnership as the sole owner of the Clear Lake Bonds. Based on discussions with Clear Lake, the Partnership expects to acquire sole ownership of the Project by way of deed in lieu of foreclosure immediately prior to the Partnership’s sale of the Project to the Purchaser and will be entitled to retain the entire net proceeds from the sale.
As a result of the foregoing, during the second quarter of 2005, Clear Lake met the criteria under SFAS No. 144 to be classified as a discontinued operation in the consolidated results of operations and as an asset held for sale in the consolidated balance sheets. Under SFAS No. 144, an asset is generally considered to qualify as held for sale when: i) management, having the authority to approve the action, commits to a plan to sell the asset, ii) the asset is available for immediate sale in its present condition, iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated at a price that is reasonable in relation to its current fair value and iv) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year. The following table presents a balance sheet for the assets held for sale on the balance sheet as of June 30, 2005 and December 31, 2004:

	June 30, 2005	Dec 31, 2004
Land	3,000,000	3,000,000
Buildings and improvements	13,169,847	13,169,847

Real estate assets before accumulated depreciation	16,169,847	16,169,847
Accumulated depreciation	(2,696,973)	(2,448,214)

Net real estate assets	13,472,874	13,721,633

Net assets held for sale	13,472,874	13,721,633

The following table presents the revenues and net income for the discontinued operations for the three and six months ending June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Rental Revenues	671,225	607,319	1,313,379	1,214,069
Expenses	635,773	620,187	1,265,624	1,207,402

Net Income	35,452	(12,868)	47,755	6,667

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In this Management’s Discussion and Analysis, the “Partnership” refers to America First Tax Exempt Investors, L.P. as a stand-alone entity and the “Company” refers to the consolidated financial information of the Partnership and certain entities that own multifamily apartment projects financed with mortgage revenue bonds held by the Partnership that are treated as “variable interest entities” (“VIEs”) because the Parnership has been determined to be the primary beneficiary (the “VIEs”).
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
The Partnership’s primary assets are its tax-exempt mortgage revenue bonds, which provide permanent financing for twelve multifamily housing properties. A description of the multifamily housing properties

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
collateralizing the tax-exempt mortgage revenue bonds owned by the Partnership as of June 30, 2005 is as follows:

			Number	Percentage
		Number	of Units	of Units	Economic
Property Name	Location	of Units	Occupied	Occupied	Occupancy (1)
Multifamily Housing
Ashley Pointe at Eagle Crest	Evansville, IN	150	145	97%	90%
Ashley Square	Des Moines, IA	144	136	94%	88%
Bent Tree Apartments	Columbia, SC	232	186	80%	73%
Chandler Creek Apartments	Round Rock, TX	216	199	92%	62%
Clear Lake Colony Apartments	West Palm Beach, FL	316	306	97%	92%
Fairmont Oaks Apartments	Gainesville, FL	178	173	97%	82%
Iona Lakes Apartments	Ft. Myers, FL	350	331	95%	89%
Lake Forest Apartments	Daytona Beach, FL	240	233	97%	93%
Northwoods Lake Apartments	Duluth, GA	492	427	87%	69%
Woodbridge Apts. of Bloomington III	Bloomington, IN	280	204	73%	86%
Woodbridge Apts. of Louisville II	Louisville, KY	190	176	93%	88%

		2,788	2,516	90%	80%

Student Housing

Clarkson College	Omaha, NE	142	61	43%	45%

(1)	Economic occupancy is presented for the six months ended June 30, 2005, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units.
Executive Summary
The following significant items or events affected on our financial position, results of operations, and liquidity during the second quarter and the six months ended June 30, 2005:
     Second Quarter 2005
•	On a consolidated basis, the Company’s income from continuing operations declined by approximately $806,000 over last year even though revenues were essentially flat. The decline was due to a substantial loss realized from a change in the fair value of the interest rate cap agreements we use to manage our interest rate risk on our variable-rate borrowings and to higher interest expenses. These were somewhat offset by lower real estate operating expenses and depreciation and amortization expenses during the period.

•	On an unconsolidated basis, the Partnership realized lower mortgage bond investment income compared to last year due to the financing transaction using the Northwoods Lake Apartment bonds that was entered into during the second quarter of 2004. As a result, the tax exempt interest from these bonds contributed to the total mortgage bond revenues for a portion of the second quarter of 2004 but were not included in the second quarter of 2005.

•	Our interest expense increased by approximately $324,000 compared to last year as a result of increasing interest rates paid on our variable interest debt. Variable rate debt accounted for approximately 77% of our total outstanding debt as of June 30, 2005. For the three months ended

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
June 30, 2005, the weighted average interest rate on our borrowings increased to 3.4% compared to 2.0% for the same period of 2004.

•	During the second quarter, the Partnership notified the owner of the Clear Lake Colonies Apartments (“Clear Lake”) of its intent to acquire the Clear Lake property through a deed in lieu of foreclosure due to the property’s inability to fully perform under the terms of the Partnership’s mortgage revenue bond on this property. The Partnership entered into a purchase and sale agreement in July 2005 to sell the Clear Lake property, subject to certain conditions. The estimated sale price is expected to be approximately $33.5 million less related transaction costs. The Partnership will be entitled to retain the entire net proceeds from the sale. As a result, the Company began accounting for this property as a discontinued operation in its consolidated financial statements during the second quarter of 2005.

Six Months Ended June 30, 2005

•	Cash Available for Distribution equaled $2,577,128 for the six months ended June 30, 2005 compared to $3,511,119 for the six months ended June 30, 2004. Despite this reduction, the Partnership maintained its quarterly distributions at $0.135 per BUC.

•	Low home mortgage interest rates, weak economic conditions and overbuilding of apartments continue to contribute to soft market conditions for multifamily housing in many of our markets. However, some improvement has occurred in certain markets during 2005. In addition, condominium conversion activity in Florida has reduced the supply of rental units in these markets. These factors have helped us improved average economic occupancy of our apartments during the second quarter.

•	The sale of the Museum Tower bonds in first quarter of 2005 has reduced our other bond investment income from a year ago.
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
The following discussion of the Company’s results of operations for the three and six months ended June 30, 2005 and 2004 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
Three Months Ended June 30, 2005 compared to Three Months Ended June 30, 2004 (Consolidated)
Change in Results of Operations

	For the Three	For the Three
	Months Ended	Months Ended	Dollar
	June 30, 2005	June 30, 2004	Change
Revenues
Rental revenues	$4,231,121	$4,258,470	$(27,349)
Mortgage revenue bond investment income	272,483	221,285	51,198
Other bond investment income	5,025	80,437	(75,412)
Other interest income	23,914	18,819	5,095

	4,532,543	4,579,011	(46,468)

Expenses
Real estate operating (exclusive of items below)	2,380,398	2,511,953	(131,555)
Depreciation and amortization	836,752	1,063,789	(227,037)
Interest expense	575,374	251,328	324,046
General and administrative	472,749	360,486	112,263

Changes in fair value of derivative contracts	277,544	(405,076)	682,620

	4,542,817	3,782,480	760,337

Income from continuing operations	$(10,274)	$796,531	$(806,805)

     Rental revenues. The rental revenues recognized during the respective periods is reflective of current physical occupancy of 88% and economic occupancy of 80% for the three months ended June 30, 2005, respectively and physical occupancy of 89% and economic occupancy of 80% as of June 30, 2004, respectively. The decrease in rental revenues is attributable to a slight decrease in rental rate per unit.
     Mortgage revenue bond investment income. The increase in mortgage revenue bond investment income during the second quarter of 2005 compared to the second quarter of 2004 is due to the acquisition of the Clarkson College tax-exempt mortgage bonds in April of 2004. The Clarkson College tax-exempt bonds outstanding principal balance was $6,188,333 as of June 30, 2005 with a yield of 6% per annum. The interest income associated with Clarkson College contributed approximately $49,000 of additional income for the three months ended June 30, 2005 compared with the same period of 2004.
     Other bond investment income. During the first quarter of 2005, the Company sold its investment in Museum Tower tax-exempt bonds. The reduction in interest income during the second quarter of 2005 compared to the second quarter of 2004 is attributable to the sale of Museum Tower bonds.
     Real estate operating expenses. Real estate operating expenses are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate. Real estate operating expense decreased year over year due primarily to continued emphasis on controlling costs at the individual properties of the Company.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
     Depreciation and amortization expense. Depreciation and amortization relates primarily to the consolidated VIEs. Depreciation and amortization expense decreased during the three months ended June 30, 2005 compared to the same period in 2004. During second quarter 2004, the Company refinanced Northwoods Lake bonds. The remaining deferred financing costs associated with these bonds were expensed entirely upon the refinancing of the bonds and are reflected as depreciation and amortization expense in the three month period ended June 30, 2004.
     Interest expense. The increase in interest expense is primarily attributable to mortgage interest expense associated with the Northwoods Lake property. The Company refinanced the Northwoods Lake bonds during the second quarter of 2004. Prior to refinancing the bonds, the Company owned all of the outstanding bonds and therefore the bonds were eliminated in consolidation. Subsequent to the refinancing of the bonds, $19,100,000 of the bonds was owned by an independent third party. The interest expense associated with those bonds held by a third party is reflected in interest expense during the three months ended June 30, 2005. This accounted for $428,715 of the increase in interest expense. Additionally, interest expense increased as the weighted average rate of the Company’s variable rate debt increased by approximately 1.4% for the three months ended June 30, 2005 compared to the comparable period for 2004.
     General and administrative expenses. General and administrative expenses increased during the second quarter of 2005 compared to the same period in 2004 due partially to increased salaries, wages and benefits. Legal fees related to the successful resolution of investor litigation also increased general and administrative expenses during the three months ended June 30, 2005 by approximately $65,000 compared to the same period of 2004. Additionally, accounting fees related to preparatory work associated with Sarbanes-Oxley 404 compliance accounted for approximately $35,000 of the increase in the second quarter of 2005 compared to the second quarter of 2004.
     Changes in fair value of derivative contracts. The Company manages its interest rate risk on its debt financing by entering into interest rate cap agreements that cap the amount of interest expense it pays on its floating rate debt financing. The Company’s interest rate cap agreements do not qualify for hedge accounting, therefore, any changes in the fair value of the caps are recognized in current period earnings. The fair value adjustments are classified separately in the consolidated statement of operations as changes in fair value of derivative contracts. The mark to market adjustment through earnings can cause a significant fluctuation in reported net income although it has no impact on the Company’s cash flows. The changes in fair value of derivative contracts resulted in a loss of $277,544 during the three months ended June 30, 2005 compared to a gain of $405,076 during the three months ended June 30, 2004.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004 (Consolidated)
Change in Results of Operations

	For the Six	For the Six
	Months Ended	Months Ended	Dollar
	June 30, 2005	June 30, 2004	Change
Revenues
Rental revenues	$8,466,524	$8,482,682	$(16,158)
Mortgage revenue bond investment income	537,908	401,285	136,623
Other bond investment income	47,396	160,875	(113,479)
Other interest income	30,761	39,844	(9,083)
Gain on sale of securities	126,750	—	126,750

	9,209,339	9,084,686	124,653

Expenses
Real estate operating (exclusive of items below)	4,705,347	4,858,178	(152,831)
Depreciation and amortization	1,664,670	1,987,866	(323,196)
Interest expense	1,151,061	489,028	662,033
General and administrative	855,541	677,037	178,504
Changes in fair value of derivative contracts	52,183	30,249	21,934

	8,428,802	8,042,358	386,444

Income from continuing operations	$780,537	$1,042,328	$(261,791)

     Rental revenues. The rental revenues recognized during the respective periods is reflective of current physical occupancy of 88% and economic occupancy of 80% for the six months ended June 30, 2005, respectively and physical occupancy of 89% and economic occupancy of 80% as of June 30, 2004, respectively. The decrease in rental revenues is attributable to a lower average rental rate per unit in the second quarter of 2005, which offset the slight increase realized in the first quarter of 2005.
     Mortgage revenue bond investment income. The increase in mortgage revenue bond investment income from 2004 to 2005 is due to the acquisition of the Clarkson College tax-exempt mortgage bonds in April of 2004. The interest income associated with Clarkson College contributed approximately $125,000 of additional income for the first six months of 2005 compared with the same period of 2004.
     Other bond investment income. The reduction in interest income attributable to the Museum Tower bonds that were sold during the first quarter of 2005 was approximately $125,000 during the first six months of 2005 compared to the first six months of 2004.
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
     Real estate operating expenses. Real estate operating expense decreased in the first six months ended June 30, 2005 compared to June 30, 2004 due to ongoing efforts to reduce operating costs with most of the benefits being realized in second quarter of 2005.
     Depreciation and amortization expense. Depreciation and amortization relates primarily to the consolidated VIEs. During second quarter 2004, the Company refinanced Northwoods Lake bonds. The remaining deferred financing costs associated with these bonds were expensed upon the refinancing of the bonds and are reflected as depreciation and amortization expense in the six month period ended June 30, 2004.
     Interest expense. The refinancing of the Northwoods Lake bonds attributed to $428,715 of the increase in interest expense for the six months ended June 30, 2005 compared with June 30, 2004. Additionally, interest expense increased as the weighted average rate of the Company’s variable rate debt increased by approximately 1.1% for the six months ended June 30, 2005 compared to the comparable period for 2004.
     General and administrative expenses. General and administrative expenses increased during the first six months of 2005 compared to the same period in 2004 due primarily to increased salaries, wages and benefits. Legal fees related to the ongoing defense of shareholder litigation also increased general and administrative expenses during the first six months of 2005. Additionally, accounting fees related to preparatory work associated with Sarbanes-Oxley 404 compliance accounted for approximately $35,000 of the increase in the first six months of 2005 compared to the first six months of 2004.
     Change in fair value of derivative contracts. The Company manages its interest rate risk on its debt financing by entering into interest rate cap agreements that cap the amount of interest expense it pays on its floating rate debt financing. The Company’s interest rate cap agreements do not qualify for hedge accounting, therefore, any changes in the fair value of the caps are recognized in current period earnings. The fair value adjustments are classified separately in the consolidated statement of operations as changes in fair value of derivative contracts. The mark to market adjustment through earnings can cause a significant fluctuation in reported net income although it has no impact on the Company’s cash flows. The changes in fair value of derivative contracts resulted in a loss of $52,183 and $30,249 for the six months ended June 30, 2005 and 2004.
Partnership Only Results of Operations
The following discussion of the Partnership’s results of operations for the three and six months ended June 30, 2005 and 2004 is presented as it reflects the operations of the Partnership prior to the consolidation of the VIEs, which was required with the implementation of FIN 46R effective January 1, 2004. This information is used by management to analyze its operations and is reflective of the segment data discussed in Note 7. Items previously discussed in connection with the Company’s results of operations are not repeated.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
Three Months Ended June 30, 2005 compared to Three Months Ended June 30, 2004 (Partnership Only)
Changes in Results of Operations

	For the Three	For the Three
	Months Ended	Months Ended	Dollar
	June 30, 2005	June 30, 2004	Change
Revenues
Mortgage revenue bond investment income	$2,057,017	$2,302,462	$(245,445)
Other bond investment income	5,025	80,437	(75,412)
Other interest income	46,190	34,208	11,982
Gain on sale of securities	—	—	—

	2,108,232	2,417,107	(308,875)

Expenses
Interest expense	462,596	291,651	170,945
Amortization expense	6,034	167,358	(161,324)
General and administrative	472,749	360,486	112,263
Changes in fair value of derivative contracts	277,544	(340,299)	617,843

	1,218,923	479,196	739,727

Income from continuing operations	$889,309	$1,937,911	$(1,048,602)

     Mortgage revenue bond investment income. Mortgage revenue bond investment income decreased approximately $285,000 due to the loss of interest earned on $19.1 million of the Northwoods Lake Apartments tax-exempt mortgage revenue bonds sold in the second quarter of 2004. This decrease was partially offset by interest earned on the Clarkson College tax-exempt bonds issued in April 2004. The additional interest earned on the Clarkson College tax-exempt bonds contributed approximately $49,000 of additional interest income for the three month period ended June 30, 2005 compared to the same period in 2004.
     Interest expense. Interest expense on the Partnership’s debt financing increased primarily due to higher interest rates on the variable-rate debt held by the Partnership. The weighted average interest rate was approximately 3.4% for the quarter ended June 30, 2005 compared to approximately 2.0% for the quarter ended June 30, 2004.
     Amortization expense. The change in amortization expense relates to the refinancing of the Northwoods Lake bonds described above in the Company’s consolidated results of operations.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004 (Partnership Only)
Changes in Results of Operations

	For the Six	For the Six
	Months Ended	Months Ended	Dollar
	June 30, 2005	June 30, 2004	Change
Revenues
Mortgage revenue bond investment income	$4,108,466	$4,654,918	$(546,452)
Other bond investment income	47,396	160,875	(113,479)
Other interest income	74,959	73,650	1,309
Gain on sale of securities	126,750	—	126,750

	4,357,571	4,889,443	(531,872)

Expenses
Interest expense	924,902	691,585	233,317
Amortization expense	12,403	175,725	(163,322)
General and administrative	855,541	677,037	178,504
Changes in fair value of derivative contracts	52,183	30,249	21,934

	1,845,029	1,574,596	270,433

Income from continuing operations	$2,512,542	$3,314,847	$(802,305)

     Mortgage revenue bond investment income. Mortgage revenue bond investment income decreased due to the elimination of interest earned on $19.1 million of the Northwoods Lake Apartments tax-exempt mortgage revenue bonds sold in the second quarter of 2004. This decrease was partially offset by interest earned on the the Clarkson College tax-exempt bonds issued in April 2004.
     Interest expense. Interest expense on the Partnership’s debt financing increased primarily due to higher interest rates on the variable-rate debt held by the Partnership. The weighted average interest rate was approximately 3.0% for the six months ended June 30, 2005 compared to approximately 1.9% for the six months ended June 30, 2004.
     Amortization expense. The change in amortization expense relates to the refinancing of the Northwoods Lake bonds described above in the Company’s consolidated results of operations.
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
The Company uses CAD as a supplemental measurement of its economic performance and, ultimately, its ability to pay cash distributions to BUC holders. Although the Company considers CAD to be a useful measure

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
of its operating performance, CAD should not be considered as an alternative to net income (loss) or net cash flows from operating activities which are calculated in accordance with GAAP.
The following sets forth a reconciliation of the Company’s net income (loss) as determined in accordance with GAAP and its CAD for the periods set forth.

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income (loss)	$25,178	$783,663	$828,292	$(36,974,006)
Net loss from VIEs	1,763,669	1,198,606	3,495,984	2,329,103
Eliminations due to VIE consolidation	(899,538)	(44,358)	(1,811,734)	(63,251)
Cumulative effect of change in accounting principle	—	—	—	38,023,001

Income before impact of VIE consolidation	889,309	1,937,911	2,512,542	3,314,847
Change in fair value of derivatives and interest rate cap amortization	212,768	(405,076)	52,183	30,249
Amortization expense (Partnership only)	6,034	157,656	12,403	166,023

CAD	$1,108,111	$1,690,491	$2,577,128	$3,511,119

The amount of distributions to the BUC holders was $2,683,072 for the each of the six months ended June 30, 2005 and 2004. The amount of distributions to the BUC holders was $1,341,536 for each of the three months ended June 30, 2005 and 2004.
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
On a consolidated basis, cash provided by operating activities for the six months ended June 30, 2005 decreased $794,591 compared to the same period a year earlier mainly due to lower net income before cumulative effect of accounting change. Cash from investing activities increased $6,711,823 for the six months ended June 30, 2005 compared to the same period in 2004 primarily due to the sale of tax-exempt securities that generated proceeds of $4,026,750 combined with no cash used to acquire tax-exempt revenue bonds and taxable loans compared with $1,796,752 and $2,225,508, respectively used in the same period of 2004. Cash used in financing activities increased $4,341,303 for the six months ended June 30, 2005 compared to the same period in 2004 primarily due to proceeds from bonds payable in 2004 that did not exist in 2005.
The Partnership continually explores opportunities to increase value to BUC holders through increased short-term and long-term returns. In order to finance the acquisition of such opportunities, the Partnership may, from time to time, issue additional equity securities.
Contractual Obligations
There were no significant changes to the Company’s contractual obligations during the six months ended June 30, 2005 from the information presented in the Company’s annual report on Form 10-K.
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
General Partner of
America First Capital
Associates Limited
Partnership Two

Date: August 12, 2005	/s/ Lisa Y. Roskens
Lisa Y. Roskens Chief Executive Officer
America First Companies L.L.C., acting in its capacity as general partner of the General Partner of America First Tax Exempt Investors, L.P