Form 10-Q
period 2005-09-30
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2005-11-14
CIK 1059142

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
YES ☑                 NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐                 NO ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☐                 NO ☑

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2005	2004
Assets
Cash and cash equivalents	$3,944,538	$2,317,342
Restricted cash	5,355,115	3,045,027
Interest receivable	97,584	184,938
Tax-exempt mortgage revenue bonds	17,049,895	16,031,985
Other tax-exempt bond	—	3,909,181
Real estate assets:
Land	11,068,055	11,068,055
Buildings and improvements	95,925,515	95,487,804

Real estate assets before accumulated depreciation	106,993,570	106,555,859
Accumulated depreciation	(32,810,985)	(30,369,861)

Net real estate assets	74,182,585	76,185,998
Other assets	2,653,426	2,751,375
Assets held for sale	13,472,875	13,721,633

Total Assets	$116,756,018	$118,147,479

Liabilities and Partners’ Capital
Liabilities
Accounts payable, accrued expenses and other liabilities	$9,418,825	$7,623,824
Distribution payable	1,341,536	1,341,536
Note payable	18,760,000	18,980,833
Debt financing	62,110,000	62,275,000

Total Liabilities	91,630,361	90,221,193

Commitments and Contingencies

Partners’ Capital
General Partner	79,036	75,358
Beneficial Unit Certificate (“BUC”) holders	79,023,958	78,659,842
Unallocated deficit of variable interest entities	(53,977,337)	(50,808,914)

Total Partners’ Capital	25,125,657	27,926,286

Total Liabilities and Partners’ Capital	$116,756,018	$118,147,479

The accompanying notes are an integral part of the financial statement.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Income:
Rental revenues	$4,231,735	$3,925,439	$12,698,259	$12,408,121
Mortgage revenue bond investment income	263,405	253,852	801,313	655,137
Other bond investment income	3,655	80,438	51,051	241,313
Other interest income	18,114	10,511	48,875	50,355
Gain on sale of securities	—	—	126,750	—

	4,516,909	4,270,240	13,726,248	13,354,926

Expenses:
Real estate operating (exclusive of items shown below)	2,925,140	2,457,793	7,630,487	7,315,971
Depreciation and amortization	823,316	877,286	2,487,986	2,865,152
Interest	810,855	483,604	1,961,916	972,631
General and administrative	774,808	508,670	1,630,349	1,185,707
Hurricane related	—	803,960	—	803,960
Changes in fair value of derivative contracts	(348,102)	391,538	(295,919)	421,788

	4,986,017	5,522,851	13,414,819	13,565,209

Income (loss) from continuing operations	$(469,108)	$(1,252,611)	$311,429	$(210,283)
Loss from discontinued operations	(158,934)	(111,750)	(111,179)	(105,083)

Income (loss) before cumulative effect of accounting change	(628,042)	(1,364,361)	200,250	(315,366)

Cumulative effect of accounting change	—	—	—	(38,023,001)

Net income (loss)	$(628,042)	$(1,364,361)	$200,250	$(38,338,367)

Other comprehensive income (loss):
Cumulative effect of accounting change	—	—	—	(5,855,299)
Net unrealized holding gains (losses) on
securities arising during the period	170,532	291,462	1,023,729	(458,644)

Other comprehensive income (loss)	170,532	291,462	1,023,729	(6,313,943)

Comprehensive income (loss)	$(457,510)	$(1,072,899)	$1,223,979	$(44,652,310)

Net (loss) income allocated to:
General Partner	$8,562	$9,405	$33,687	$57,194
BUC holders	847,569	930,982	3,334,986	5,662,183
Unallocated deficit of variable interest entities	(1,484,173)	(2,304,748)	(3,168,423)	(44,057,744)

	$(628,042)	$(1,364,361)	$200,250	$(38,338,367)

BUC holders’ interest in net income per unit (basic and diluted):
Income from continuing operations	$0.09	$0.09	$0.34	$0.37
Loss from discontinued operations	—	—	—	—
Cumulative effect of accounting change	—	—	—	0.21

Net income, basic and diluted, per unit	$0.09	$0.09	$0.34	$0.58

Weighted average number of units outstanding, basic and diluted	9,837,928	9,837,928	9,837,928	9,837,928

The accompanying notes are an integral part of the financial statement.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(UNAUDITED)

		Beneficial Unit		Unallocated
		Certificate holders		deficit of
	General			variable interest
	Partner	# of Units	Amount	entities	Total
Partners’ Capital (excluding accumulated other comprehensive income)
Balance at January 1, 2005	$33,377	9,837,928	$74,503,691	$(44,953,615)	$29,583,453
Net income (loss)	33,687	—	3,334,986	(3,168,423)	200,250
Distributions paid or accrued	(40,246)	—	(3,984,362)	—	(4,024,608)

Balance at September 30, 2005	$26,818	9,837,928	$73,854,315	$(48,122,038)	$25,759,095

Accumulated Other Comprehensive Income
Balance at January 1, 2005	$41,981	—	$4,156,151	$(5,855,299)	$(1,657,167)
Other comprehensive income	10,237	—	1,013,492	—	1,023,729

Balance at September 30, 2005	52,218	—	5,169,643	(5,855,299)	(633,438)

Balance at September 30, 2005	$79,036	9,837,928	$79,023,958	$(53,977,337)	$25,125,657

The accompanying notes are an integral part of the financial statement.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30, 2005	September 30, 2004
Operating activities:
Net income (loss)	$200,250	$(38,338,367)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	—	38,023,001
Depreciation and amortization	2,487,986	2,865,152
Gain on sale of securities	(126,750)	—
Decrease (increase) in interest receivable	87,354	(120,979)
Decrease in other assets	323,894	1,176,849
Decrease in accounts payable, accrued expenses and other liabilities	84,913	(57,341)

Net cash provided by operating activities	3,057,647	3,548,315

Investing activities:
Acquisition of tax-exempt revenue bonds	—	(3,376,752)
Proceeds from the sale of other tax-exempt bonds	4,026,750	500,000
Increase in restricted cash	(2,310,088)	(2,105,981)
Capital expenditures	(461,760)	(240,466)
Principal payments received on tax-exempt bonds	15,000	—
Increase in cash due to consolidation of VIEs	—	505,178
Rites sold	—	5,000
Increase in taxable loans	—	(2,225,508)
Bond issuance costs paid	—	(67,344)

Net cash provided by (used in) investing activities	1,269,902	(7,005,873)

Financing activities:
Distributions paid	(4,024,608)	(4,024,607)
Principal payments on debt financing and note payable	(385,833)	(9,000,000)
Proceeds from bonds payable	—	19,100,000
Proceeds from debt financing	—	9,000,000
Principal payments on debt financing	—	(14,222,000)
Bond financing costs paid	—	(547,531)
Increase in liabilities related to restricted cash	1,710,088	2,105,981
Debt financing costs paid	—	(21,487)

Net cash provided by (used in) financing activities	(2,700,353)	2,390,356

Net increase in cash and cash equivalents	1,627,196	(1,067,202)
Cash and cash equivalents at beginning of period	2,317,342	3,297,108

Cash and cash equivalents at end of period	$3,944,538	$2,229,906

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,151,310	$1,152,880
Distributions declared but not paid	$1,341,536	$1,341,536
The accompanying notes are an integral part of the financial statements

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)
1. Basis of Presentation
America First Tax Exempt Investors, L.P. (the “Partnership”) was formed on April 2, 1998 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. The Partnership will terminate on December 31, 2050 unless terminated earlier under the provisions of its Limited Partnership Agreement. The general partner of the Partnership is America First Capital Associates Limited Partnership Two (the “General Partner” or “AFCA 2”).
The consolidated financial statements include the accounts of the Partnership and of the variable interest entities (“VIEs”) in which the Partnership has been determined to be the primary beneficiary. In this Form 10-Q, “the Partnership” refers to America First Tax Exempt Investors, L.P. as a stand-alone entity and “the Company” refers to the Partnership and the VIEs on a consolidated basis. All significant transactions and accounts between the Partnership and the VIEs have been eliminated in consolidation. The Partnership does not presently believe that the consolidation of VIEs for reporting under accounting principles generally accepted in the United States of America (“GAAP”) will impact the Partnership’s tax status, amounts reported to BUC holders on IRS Form K-1, the Partnership’s ability to distribute tax-exempt income to BUC holders, the current level of quarterly distributions or the tax-exempt status of the underlying mortgage revenue bonds.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position as of September 30, 2005, and the results of operations for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
The Company’s Consolidated Statement of Cash Flows for the nine months ended September 30, 2005, reflects a change in the classification of restricted cash from a financing activity to an investing activity and a change in liabilities related to restricted cash from an operating activity to a financing activity. The Company reclassified the change in restricted cash and the changes in liabilities associated with restricted cash for the nine months ended September 30, 2004 in order to conform to the current year presentation. The reclassification increased cash used in investing activities by $2,105,981 and increased cash provided by financing activities by $2,105,981.
2. Partnership Income, Expenses and Cash Distributions
The Agreement of Limited Partnership of the Partnership (the “Limited Partnership Agreement”) contains provisions for the distribution of Net Interest Income, Net Residual Proceeds and Liquidation Proceeds, for the

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)
allocation of income or loss from operations and for the allocation of income and loss arising from a repayment, sale or liquidation of investments. Income and losses will be allocated to each BUC holder on a periodic basis, as determined by the General Partner, based on the number of BUCs held by each BUC holder as of the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each BUC holder of record on the last day of each distribution period based on the number of BUCs held by each BUC holder as of such date.
Net Interest Income, as defined in the Limited Partnership Agreement, will be distributed 99% to the BUC holders and 1% to AFCA 2. Net Residual Proceeds represent cash received by the Partnership that is not regular interest income on tax exempt bonds less amounts the General Partner retains for reinvestment or for other purposes. Under the Limited Partnership Agreement, Net Residual Proceeds are classified into one of three tiers. Tier 1 and Tier 3 are distributed 100% to the BUC holders and Tier 2 is distributed 75% to the BUC holders and 25% to the General Partner.
Tier 1 Net Residual Proceeds represent principal payments received on investments. Tier 2 Net Residual Proceeds represent contingent interest released for distribution. Twenty-five percent of such amounts distributed are to be paid to the General Partner with an annual limitation of 0.9% of the principal amount of mortgage investments during the applicable period and the remaining 75% is paid to the BUC holders. Tier 3 Net Residual Proceeds represent contingent interest in excess of Tier 2 Net Residual Proceeds.
The unallocated deficit of the VIEs is primarily comprised of the accumulated historical net losses of the VIEs as of January 1, 2004 and the VIEs’ net losses since the implementation of FIN 46R “Accounting for Variable Interest Entities” as of January 1, 2004. The cumulative effect of the change in accounting principle, excluding the reversal of the allowance for loan losses related to losses recorded on the Partnership’s balance sheet prior to the adoption of FIN 46R, as well as the losses recognized by the VIEs, are not allocated to the General Partner and BUC holders as such activity is not contemplated by, or addressed in, the Agreement of Limited Partnership.
Cash distributions are currently made on a quarterly basis but may be made on a monthly or semiannual basis at the election of AFCA 2.
3. Investments in Tax-Exempt Bonds
The Company had the following investments in tax-exempt mortgage revenue and other tax-exempt bonds as of September 30, 2005:

	September 30, 2005
Description of Tax-Exempt		Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	Cost	Gain	Loss	Fair Value
Chandler Creek Apartments	$11,500,000	$—	$(161,000)	$11,339,000
Clarkson College	6,188,333	—	(477,438)	5,710,895

	$17,688,333	$—	$(638,438)	$17,049,895

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
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
4. Debt Financing and Note Payable
The Company’s debt financing of $62,110,000 bears interest at a weekly floating bond rate plus remarketing, credit enhancement, liquidity and trustee fees which averaged 3.41% and 1.91% in the aggregate for the nine months ended September 30, 2005 and 2004, respectively. Effective July 11, 2005, $16,000,000 of debt was refinanced under a bridge loan in order to facilitate the sale of Clear Lake Colony Apartment as discussed in Note 8. The bridge loan bears interest at a floating rate based on the London Interbank Offering Rate plus 3.0%.
The note payable of $18,760,000 relates to Northwoods Lake Apartments and matures in June 2034. The interest rate is fixed through June 2014 at 4.99%. Subsequent to June 2014, the rate converts to a variable interest rate.
5. Related Party Transactions
The General Partner is entitled to receive an administrative fee from the Company up to 0.45% of the outstanding principal balance of any tax-exempt mortgage revenue bond or other mortgage investment, unless another third party is required to pay such administrative fee. For the three and nine months ended September 30, 2005, the Company’s administrative fees to the General Partner were $73,130 and $271,710, respectively. For the three and nine months ended September 30, 2004, the Company’s administrative fees to the General Partner were $76,421 and $296,001, respectively.
An affiliate of the General Partner was retained to provide property management services for Ashley Pointe, Ashley Square, Bent Tree Apartments, Clear Lake Colony Apartments, Chandler Creek Apartments, Clarkson Student Housing, Fairmont Oaks Apartments, Iona Lakes Apartments, Lake Forest Apartments, and Northwoods Lake Apartments. The management fees paid by the property owners to the affiliate of the General

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)
Partner amounted to $195,219 and $558,248 for the three and nine months ended September 30, 2005, respectively, and $173,231 and $512,492 for the three and nine months ended September 30, 2004, respectively. These property management fees are paid by the respective properties prior to the payment of any interest on the tax-exempt mortgage revenue bonds and taxable loans held by the Partnership on these properties.
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
These interest rate caps do not qualify for hedge accounting, accordingly, they are carried at fair value, with changes in fair value included in current period earnings. The change in the fair value of derivative contracts resulted in a gain of $295,919 for the nine months ended September 30, 2005, and a loss of $421,788 for the nine months ended September 30, 2004. The change in the fair value of derivative contracts resulted in a gain of $348,102 and a loss of $391,538 for the three month periods ended September 30, 2005 and 2004, respectively.
7. Segment Reporting
The Company has two reportable segments, the Partnership and the VIEs. In addition to the two reportable segments, the Company also separately reports its consolidating and eliminating entries since it does not allocate certain items to the segments.
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)
The VIEs’ primary operating strategy focuses on multifamily apartment properties as long-term investments. The VIEs’ operating goal is to generate increasing amounts of net rental income from these properties that will allow it to service debt. In order to achieve this goal, management of these multifamily apartment properties is focused on: (i) maintaining high economic occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties; and (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas. As of September 30, 2005, the Company reported the assets and financial results of 10 VIE multifamily apartment properties containing a total of 2,572 rental units. The VIEs’ multifamily apartment properties are located in the states of Iowa, Indiana, Florida, Georgia, Kentucky and South Carolina.
The following table details certain key financial information for the Company’s reportable segments for the periods ending September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total revenues
Partnership	$2,108,154	$2,162,647	$6,465,725	$7,052,090
VIEs	4,231,735	3,925,439	12,698,259	12,408,121
Consolidation/eliminations	(1,822,980)	(1,817,846)	(5,437,736)	(6,105,285)

Total revenues	$4,516,909	$4,270,240	$13,726,248	$13,354,926

Income (loss) before cumulative effect of accounting change
Partnership	$856,131	$937,122	$3,368,673	$4,251,969
VIEs	(2,049,488)	(2,317,285)	(5,545,472)	(4,646,388)
Consolidation/eliminations	565,315	15,802	2,377,049	79,053

Net income (loss) before cumulative effect of accounting change	$(628,042)	$(1,364,361)	$200,250	$(315,366)

Net income (loss)
Partnership	$856,131	$937,122	$3,368,673	$4,251,969
VIEs	(2,049,488)	(2,317,285)	(5,545,472)	(42,481,709)
Consolidation/eliminations	565,315	15,802	2,377,049	(108,627)

Net income (loss)	$(628,042)	$(1,364,361)	$200,250	$(38,338,367)

8. Discontinued Operations and Assets Held for Sale
On July 22, 2005, the Partnership entered into a purchase and sale agreement (the “Agreement”) to sell a 316-unit multi-family housing project located in West Palm Beach, Florida known as Clear Lake Colony Apartments (the “Project”). The project was sold to Development Resources Group, LLC, a Florida limited liability company. There is no affiliation between Development Resources Group, LLC and the Partnership or of its affiliates or any officer or manager of America First Companies, LLC. The Agreement provided for a sales price of $33,375,000 for all of the land, buildings, building improvements, certain personal property, current lease agreements and other assets associated with the Project. On November 10, 2005, the sale closed resulting in an estimated taxable gain to the Partnership of approximately $12.4 million. The Partnership received cash proceeds of approximately $32.2 million, net of transaction related costs.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)
Because Clear Lake Colony Acquisition Corp, the owner of the Project (“Clear Lake”), defaulted on its bond obligations to the Partnership, the Partnership acquired sole ownership of the Project by way of deed in lieu of foreclosure immediately prior to the Partnership’s sale of the Project to the Purchaser. There are no material relationships between the Partnership and the Purchaser or any of its affiliates, other than the Agreement.
As a result of the foregoing, as of September 30, 2005, the Project met the criteria under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” as a discontinued operation and is classified as such in the consolidated results of operations and as an asset held for sale in the consolidated balance sheets. Under SFAS No. 144, an asset is generally considered to qualify as held for sale when: i) management, having the authority to approve the action, commits to a plan to sell the asset, ii) the asset is available for immediate sale in its present condition, iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated at a price that is reasonable in relation to its current fair value and iv) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year. There are no significant liabilities associated with assets held for sale. The following table presents a balance sheet for the assets held for sale on the balance sheet as of September 30, 2005 and December 31, 2004:

	Sept. 30, 2005	Dec. 31, 2004
Land	$3,000,000	$3,000,000
Buildings and improvements	13,169,847	13,169,847

Real estate assets before accumulated depreciation	16,169,847	16,169,847
Accumulated depreciation	(2,696,972)	(2,448,214)

Net assets held for sale	$13,472,875	$13,721,633

The following table presents the revenues and net income for the discontinued operations for the three and nine months ending September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Rental Revenues	$685,680	$629,146	$1,999,059	$1,843,215
Expenses	844,614	740,896	2,110,238	1,948,298

Net Income (Loss)	$(158,934)	$(111,750)	$(111,179)	$(105,083)

In conjunction with the Clear Lake transaction, the Board of Managers approved a special distribution to the BUC holders. As described in Note 2, all distributions to the partners are governed by the Limited Partnership Agreement. In accordance with the Limited Partnership Agreement, this special distribution is considered a distribution of Net Residual Proceeds. All of the Clear Lake sale proceeds are classified as Tier 2 Net Residual Proceeds. The Board approved a special distribution of $3.5 million from the Net Residual Proceeds from the Clear Lake Colony sale. As this is a Tier 2 distribution, approximately $2.6 million or 75% of the total distribution will be paid to the BUC holders of record as of November 30, 2005 and approximately $0.9 million will be paid to the General Partner.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)
In addition to the one-time distribution to BUC holders and the General Partner, a portion of the proceeds will also be used to pay a $359,000 deferred administrative fees to the General Partner. The General Partner has deferred payment of these administrative fees without interest since 1989. Due to the gain realized on this transaction, the General Partner now has elected to receive these previously earned fees. As previously disclosed in our annual reports on Form 10-K, this amount was to be accrued when it was probable that payment would occur. The Partnership accrued $359,000 of administrative expense in the quarter ended September 30, 2005 as the payment was probable as of September 30, 2005.
The Partnership used $16,000,000 of the proceeds for the repayment of debt. The remaining proceeds from the sale of approximately $12.4 million will be reinvested in accordance with the Partnership’s investment strategy.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In this Management’s Discussion and Analysis, the “Partnership” refers to America First Tax Exempt Investors, L.P. as a stand-alone entity and the “Company” refers to the consolidated financial information of the Partnership and certain entities that own multifamily apartment projects financed with mortgage revenue bonds held by the Partnership that are treated as “variable interest entities” (“VIEs”) because the Partnership has been determined to be the primary beneficiary.
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
The Partnership’s primary assets are its tax-exempt mortgage revenue bonds, which provide permanent financing for twelve multifamily housing properties. One of the multifamily housing properties is Clear Lake Colony Apartments. On November 10, 2005, the Clear Lake property was sold to a third party. As a result of

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
the probable sale of the property as of September 30, 2005, we reported Clear Lake Colony Apartments as discontinued operations in the consolidated financial statements of the Company. A description of the multifamily housing properties, excluding Clear Lake Colony Apartments, collateralizing the tax-exempt mortgage revenue bonds owned by the Partnership as of September 30, 2005 is as follows:

					Economic Occupancy
			Physical occupancy		for the nine months ended
		Number	as of Sept. 30,		Sept. 30, (1)
Property Name (3)	Location	of Units	2005	2004	2005	2004
Multifamily Housing — Consolidated Properties
Ashley Pointe at Eagle Crest	Evansville, IN	150	89%	95%	88%	82%
Ashley Square	Des Moines, IA	144	94%	99%	89%	91%
Bent Tree Apartments	Columbia, SC	232	88%	87%	73%	79%
Fairmont Oaks Apartments	Gainsville, FL	178	97%	96%	84%	84%
Iona Lakes Apartments	Ft. Myers, FL	350	97%	86%	90%	82%
Lake Forest Apartments	Daytona Beach, FL	240	99%	95%	94%	81%
Northwoods Lake Apartments	Duluth, GA	492	90%	91%	70%	69%
Woodbridge Apts. of Bloomington III	Bloomington, IN	280	95%	83%	84%	86%
Woodbridge Apts. of Louisville II	Louisville, KY	190	95%	93%	89%	90%

		2,256	94%	91%	83%	81%

Multifamily Housing — Nonconsolidated Properties

Chandler Creek Apartments	Round Rock, TX	216	95%	91%	64%	58%

Student Housing

Clarkson College	Omaha, NE	142	75%	N/A (2)	54%	N/A (2)

(1)	Economic occupancy is presented for the nine months ended September 30, 2005 and 2004, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units.

(2)	Information not available due to the timing of acquisition.

(3)	Does not include Clear Lake Colony Apartments. Clear Lake is classified as a discontinued operation as of September 30, 2005.
Executive Summary
The following significant items or events affected our financial position, results of operations, and liquidity during the third quarter and the nine months ended September 30, 2005:
     Third Quarter 2005
•	On a consolidated basis, the Company’s loss from continuing operations decreased by approximately $784,000 over last year.

•	Cash Available for Distributions was $1,067,391 for the three months ended September 30, 2005 compared to $1,338,858 for the three months ended September 30, 2004. Although Cash Available for Distributions was below the quarterly distribution, the Partnership maintained its quarterly distribution rate at $0.135 per BUC.

•	Interest expense increased by approximately $327,000 compared to last year.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
     Nine months Ended September 30, 2005
•	On a consolidated basis, the Company’s income from continuing operations increased by approximately $522,000 compared to the nine months ended September 30, 2004.

•	Cash Available for Distribution equaled $3,644,519 for the nine months ended September 30, 2005 compared to $4,859,680 for the nine months ended September 30, 2004.

•	Interest expense increased by approximately $989,000 for the nine months ended September 30, 2005 compared to the same period of 2004.
Results of Operations
Consolidated Results of Operations
The consolidated financial statements include the accounts of the Partnership and VIEs. All significant transactions and accounts between the Partnership and the VIEs have been eliminated in consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The following discussion of the Company’s results of operations for the three and nine months ended September 30, 2005 and 2004 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
Three Months Ended September 30, 2005 compared to Three Months Ended September 30, 2004 (Consolidated)
Change in Results of Operations

	For the Three	For the Three
	Months Ended	Months Ended	Dollar
	Sep. 30, 2005	Sep. 30, 2004	Change
Revenues
Rental revenues	$4,231,735	$3,925,439	$306,296
Mortgage revenue bond investment income	263,405	253,852	9,553
Other bond investment income	3,655	80,438	(76,783)
Other interest income	18,114	10,511	7,603

	4,516,909	4,270,240	246,669

Expenses
Real estate operating (exclusive of items below)	2,925,140	2,457,793	467,347
Depreciation and amortization	823,316	877,286	(53,970)
Interest expense	810,855	483,604	327,251
General and administrative	774,808	508,670	266,138
Hurricane related		803,960	(803,960)
Changes in fair value of derivative contracts	(348,102)	391,538	(739,640)

	4,986,017	5,522,851	(536,834)

Loss from continuing operations	$(469,108)	$(1,252,611)	$783,503

     Rental revenues. Rental revenues increased for the three months ended September 30, 2005 compared to the same period of 2004. Rental revenues increased by approximately $40 per unit per month during the third quarter of 2005 compared to the same period of 2004. Increased rental revenues at Iona Lakes, Lake Forest and Ashley Pointe were primarily responsible for the overall increase in rental revenues. Offsetting these increases, were lower rental revenues experienced at Bent Tree and Woodbridge Properties of Bloomington.
     Mortgage revenue bond investment income. Mortgage revenue bond investment income during the third quarter of 2005 compared to the third quarter of 2004 remained relatively flat as there were no changes in the portfolio of mortgage revenue bonds. All interest payments on the mortgage revenue bonds were current during this period.
     Other bond investment income. During the first quarter of 2005, the Company sold its investment in Museum Tower tax-exempt bonds. The reduction in interest income during the third quarter of 2005 compared to the third quarter of 2004 is attributable to the sale of the Museum Tower bonds. The Company has not purchased any similar bonds subsequent to the sale of the Museum Tower bonds.
     Real estate operating expenses. Real estate operating expenses are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate. Real estate expenses increased in

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
the third quarter of 2005 compared to the same period of 2004. The increase in real estate operating expenses is reflective of the effort by the management of the properties to increase spending on repairs and maintenance in order to make the properties more attractive to current and potential tenants. In addition to increased market ready expenses, the properties also realized increased utility costs.
     Depreciation and amortization expense. Depreciation and amortization consist primarily of depreciation of personal property associated with the apartment properties of the consolidated VIEs. Depreciation and amortization expense decreased during the three months ended September 30, 2005 compared to the same period in 2004.
     Interest expense. Interest expense increased approximately $327,000 in the three month period ended September 30, 2005 compared to September 30, 2004. The increase in interest expense is primarily attributable to increasing interest rates on the Company’s variable rate debt financing. Variable rate debt accounted for approximately 77% of our total outstanding debt as of September 30, 2005. For the three months ended September 30, 2005, the weighted average interest rate on our variable rate borrowings increased to 4.3% compared to 2.0% for the same period of 2004.
     General and administrative expenses. General and administrative expenses were higher during the third quarter of 2005 compared to the same period in 2004 primarily as a result of the accrual of $359,000 of deferred administrative fees. These fees were previously deferred by the General Partner, however, in conjunction with the sale of Clear Lake Colony Apartments, the payment of such fees became probable as of September 30, 2005. The sale ultimately closed on November 10, 2005 and is more fully described in the discussion of Liquidity and Capital Resources in this Form 10-Q. Not considering the accrual of these deferred administrative fees, general and administrative expenses incurred during the quarter declined by approximately $92,000 compared to the third quarter of 2004. To a large degree, this decline was attributable to higher expenses in 2004 consisting of accounting fees associated with an internal controls project and higher administrative fees paid to the General Partner from the acquisition of additional investments.
     Changes in fair value of derivative contracts. The Company manages its interest rate risk on its debt financing by entering into interest rate cap agreements that cap the amount of interest expense it pays on its floating rate debt financing. The Company’s interest rate cap agreements do not qualify for hedge accounting, therefore, any changes in the fair value of the caps are recognized in current period earnings. The fair value adjustments are classified separately in the consolidated statement of operations as changes in fair value of derivative contracts. The fair value adjustment through earnings can cause a significant fluctuation in reported net income although it has no impact on the Company’s cash flows. The changes in fair value of derivative contracts resulted in a gain of approximately $348,000 during the three months ended September 30, 2005 compared to a loss of approximately $392,000 during the three months ended September 30, 2004.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
Nine Months Ended September 30, 2005 compared to Nine months Ended September 30, 2004 (Consolidated)
Change in Results of Operations

	For the Nine	For the Nine
	Months Ended	Months Ended	Dollar
	Sep. 30, 2005	Sep. 30, 2004	Change
Revenues
Rental revenues	$12,698,259	$12,408,121	$290,138
Mortgage revenue bond investment income	801,313	655,137	146,176
Other bond investment income	51,051	241,313	(190,262)
Other interest income	48,875	50,355	(1,480)
Gain on sale of securities	126,750	—	126,750

	13,726,248	13,354,926	371,322

Expenses
Real estate operating (exclusive of items below)	7,630,487	7,315,971	314,516
Depreciation and amortization	2,487,986	2,865,152	(377,166)
Interest expense	1,961,916	972,631	989,285
General and administrative	1,630,349	1,185,707	444,642
Hurricane related		803,960	(803,960)
Changes in fair value of derivative contracts	(295,919)	421,788	(717,707)

	13,414,819	13,565,209	(150,390)

Income (loss) from continuing operations	$311,429	$(210,283)	$521,712

     Rental revenues. The increase in rental revenues for the nine month period of 2005 compared to the same period of 2004 occurred during the third quarter of 2005. The increase is attributable to increased occupancy as physical occupancy increased to 94% compared to 90% as of September 30, 2004. The increase in physical occupancy resulted in a net increase in rental revenues of approximately $120 per unit for the nine months ended September 30, 2005 compared to the same period of 2004. The majority of the increase occurred in the third quarter of 2005. The largest increases in per unit rents were realized at Ashley Pointe, Iona Lakes and Lake Forest where the three properties combined to increase rental revenues by approximately $433,000 or $191 per unit for the nine month period ended September 30, 2005 compare to September 30, 2004. Offsetting the increases realized at these properties were decreases at Bent Tree, and Woodbridge Apartments of Bloomington. The two properties decreased rental revenues by approximately $154,000 or approximately $68 per unit.
     Mortgage revenue bond investment income. The increase in mortgage revenue bond investment income from 2004 to 2005 is primarily due to the acquisition of the Clarkson College tax-exempt mortgage bonds in April of 2004. The interest income associated with Clarkson College contributed approximately $165,000 of additional income for the first nine months of 2005 compared with the same period of 2004. The increase related to Clarkson College was partially offset by a slight decrease in income related to the Chandler Creek tax-exempt mortgage bonds in 2005.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
     Other bond investment income. The reduction in interest income during the first nine months of 2005 compared to the first nine months of 2004 is attributable to the Museum Tower bonds that were sold during the first quarter of 2005.
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
     Real estate operating expenses. Real estate operating expense increased during the nine months ended September 30, 2005 compared to September 30, 2004. This increase is related to an increased focus by management of the properties during the third quarter of 2005 to increase spending on repairs and maintenance in order to make the properties more attractive to current and potential tenants. In addition to increased market ready expenses, the properties also realized increased utility costs.
     Depreciation and amortization expense. Depreciation and amortization consist primarily of depreciation of personal property associated with the apartment properties of the consolidated VIEs. During second quarter 2004, the Company refinanced Northwoods Lake bonds. The remaining deferred financing costs associated with these bonds were expensed upon the refinancing of the bonds and are reflected as depreciation and amortization expense in the nine month period ended September 30, 2004.
     Interest expense. Interest expense related to Northwoods Lake was approximately $915,000 higher for the nine months ended September 30, 2005 compared to the same period for 2004. Prior to June 2004, the Company owned all of the outstanding debt of Northwoods Lake. Therefore, all interest related to Northwoods Lake was eliminated in consolidation prior to June 2004. In June 2004, approximately $19.1 million of the debt was sold to an outside party, while approximately $6.2 million continues to be owned by the Company. Accordingly, the interest associated with the $19.1 million is no longer eliminated in consolidation. Additionally, interest expense increased as the weighted average rate of the Company’s variable rate debt increased approximately 1.5% for the nine months ended September 30, 2005 compared to the comparable period for 2004.
     General and administrative expenses. General and administrative expenses increased during the first nine months of 2005 compared to the same period in 2004 due primarily to the accrual of $359,000 deferred administrative fees during third quarter of 2005. Also impacting the nine months ended September 30, 2005 were increased salaries, wages and benefits and legal fees related to the ongoing defense of shareholder litigation.
     Change in fair value of derivative contracts. The Company manages its interest rate risk on its debt financing by entering into interest rate cap agreements that cap the amount of interest expense it pays on its floating rate debt financing. The Company’s interest rate cap agreements do not qualify for hedge accounting, therefore, any changes in the fair value of the caps are recognized in current period earnings. The fair value adjustments are classified separately in the consolidated statement of operations as changes in fair value of derivative contracts. The mark to market adjustment through earnings can cause a significant fluctuation in reported net income although it has no impact on the Company’s cash flows. The changes in fair value of derivative contracts resulted in income of approximately $296,000 and a loss of approximately $422,000 for the nine months ended September 30, 2005 and 2004.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
Partnership Only Results of Operations
The following discussion of the Partnership’s results of operations for the three and nine months ended September 30, 2005 and 2004 is presented as it reflects the operations of the Partnership prior to the consolidation of the VIEs, which was required with the implementation of FIN 46R effective January 1, 2004. This information is used by management to analyze its operations and is reflective of the segment data discussed in Note 7. Items previously discussed in connection with the Company’s results of operations are not repeated.
Three Months Ended September 30, 2005 compared to Three Months Ended September 30, 2004 (Partnership Only)
Changes in Results of Operations

	For the Three	For the Three
	Months Ended	Months Ended	Dollar
	Sep. 30, 2005	Sep. 30, 2004	Change
Revenues
Mortgage revenue bond investment income	$2,063,749	$2,056,033	$7,716
Other bond investment income	3,655	80,438	(76,783)
Other interest income	40,750	26,176	14,574

	2,108,154	2,162,647	(54,493)

Expenses
Interest expense	819,285	315,119	504,166
Amortization expense	6,032	10,198	(4,166)
General and administrative	774,808	508,670	266,138
Changes in fair value of derivative contracts	(348,102)	391,538	(739,640)

	1,252,023	1,225,525	26,498

Income from continuing operations	$856,131	$937,122	$(80,991)

     Mortgage revenue bond investment income. Mortgage revenue bond investment income remained relatively flat for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 as the portfolio of investments were unchanged during the respective periods.
     Interest expense. Interest expense increased by approximately $504,000 during the three months ended September 30, 2005 compared to the same period of 2004. The increase in interest expense is attributable to increasing variable interest rates. Approximately $240,000 of the increase is attributable to a bridge loan that was entered into during third quarter of 2005. The bridge loan was required in order to facilitate the sale of Clear Lake Colony Apartments. Prior to July of 2005, the Partnership’s $16,000,000 investment in the Clear Lake bonds was used as collateral for the Partnership’s variable debt financing. The Partnership entered into a bridge loan in order to refinance the existing debt and remove the collateral restriction on the bonds. In order to obtain the bridge loan, the Partnership paid origination fees of $160,000. Approximately $120,000 of the fees was amortized to interest expense during the third quarter of 2005. In addition to the origination fees, the bridge loan carries interest at variable rate indexed to the London Interbank Offering Rate plus 300 basis points. The higher rate associated with the bridge loan increased interest expense by approximately $120,000 compared to the three months ended September 30, 2004. For purposes of the consolidated financial statements of the

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
Company, the bridge loan interest and the amortization of the origination fee were classified as part of discontinued operations. Also impacting interest expense was the higher variable rates on the Partnership’s debt financing.
Nine Months Ended September 30, 2005 compared to Nine months Ended September 30, 2004 (Partnership Only)
Changes in Results of Operations

	For the Nine	For the Nine
	Months Ended	Months Ended	Dollar
	Sep. 30, 2005	Sep. 30, 2004	Change
Revenues
Mortgage revenue bond investment income	$6,172,215	$6,710,951	$(538,736)
Other bond investment income	51,051	241,313	(190,262)
Other interest income	115,709	99,826	15,883
Gain on sale of securities	126,750	—	126,750

	6,465,725	7,052,090	(586,365)

Expenses
Interest expense	1,744,187	1,006,703	737,484
Amortization expense	18,435	185,923	(167,488)
General and administrative	1,630,349	1,185,707	444,642
Changes in fair value of derivative contracts	(295,919)	421,788	(717,707)

	3,097,052	2,800,121	296,931

Income from continuing operations	$3,368,673	$4,251,969	$(883,296)

     Mortgage revenue bond investment income. Mortgage revenue bond investment income decreased approximately $661,000 due to the elimination of interest earned on $19.1 million of the Northwoods Lake Apartments tax-exempt mortgage revenue bonds sold in the second quarter of 2004. This decrease was partially offset by approximately $165,000 of additional interest earned on the Clarkson College tax-exempt bonds that were held for the entire nine month period of 2005 compared to approximately five months in the nine month period of 2004.
     Interest expense. Interest expense on the Partnership’s debt financing increased due to higher interest rates on the variable-rate debt held by the Partnership and due to the impact of the bridge loan entered into at the end of June 2005. The weighted average interest rate was approximately 3.4% for the nine months ended September 30, 2005 compared to approximately 1.9% for the nine months ended September 30, 2004.
Cash Available for Distribution (“CAD”)
     To calculate CAD, amortization expense related to debt financing costs and bond issuance costs, change in fair value of derivative contracts, provision for loan losses, realized losses on investments and net income (loss) from VIEs and the cumulative effect of accounting change are added back to the Company’s net income as computed in accordance with GAAP. There is no generally accepted methodology for computing CAD, and the Company’s computation of CAD may not be comparable to CAD reported by other companies.
     The Company uses CAD as a supplemental measurement of its economic performance and, ultimately, its ability to pay cash distributions to BUC holders. The Company believes CAD is a useful measurement as it

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
eliminates such non-cash items as amortization expense and the change in fair value of derivatives and interest rate cap amortization. It also eliminates the loss of the consolidated VIEs. A primary component of the VIEs losses is depreciation expense, which is a non-cash expense. Although the Company considers CAD to be a useful measure of its operating performance, CAD should not be considered as an alternative to net income (loss) or net cash flows from operating activities which are calculated in accordance with GAAP.
The following sets forth a reconciliation of the Company’s net income (loss) as determined in accordance with GAAP and its CAD for the periods set forth.

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income (loss)	$(628,042)	$(1,364,361)	$200,250	$(38,338,367)
Net loss from VIEs	2,049,488	2,317,285	5,545,472	4,646,388
Eliminations due to VIE consolidation	(565,315)	(15,802)	(2,377,049)	(79,053)
Cumulative effect of change in accounting principle	—	—	—	38,023,001

Income before impact of VIE consolidation	856,131	937,122	3,368,673	4,251,969
Change in fair value of derivatives and interest rate cap amortization	(153,772)	391,538	(101,589)	421,788
Accrued expense related to past administrative fees	359,000	—	359,000	—
Amortization expense (Partnership only)	6,032	10,198	18,435	185,923

CAD	$1,067,391	$1,338,858	$3,644,519	$4,859,680

The amount of distributions to the BUC holders was $4,024,608 for the each of the nine months ended September 30, 2005 and 2004. The amount of distributions to the BUC holders was $1,341,536 for each of the three months ended September 30, 2005 and 2004. Although distributions exceeded CAD for the first nine months of 2005, the Partnership has elected to maintain the current level of distributions it pays to BUC holders. While the Partnership has sufficient cash reserves to support distributions in excess of CAD in the short-term, continued distributions in excess of CAD are not sustainable.
For 2005, an accrued expense of $359,000 related to deferred administrative fees was added back to CAD as these fees were accrued but not paid in third quarter of 2005. The deferred administrative fees were accrued during the third quarter since the payment of the fees became probable as a result of the sale agreement for Clear Lake Colony Apartments. The fees will be paid during the fourth quarter of 2005 from the proceeds of the Clear Lake sale.
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
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
The Partnership believes that cash provided by net interest income from its tax-exempt mortgage revenue bonds and other investments will be adequate to meet its projected long-term liquidity requirements, including the payment of expenses, interest and distributions to BUC holders. Recently, income from investments has not been sufficient to fund such expenditures without utilizing cash reserves to supplement the deficit.
The VIEs’ primary source of cash is net rental revenues generated by their real estate investments. Net rental revenues from a multifamily apartment property depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market area in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of an apartment property.
The VIEs’ primary uses of cash are: (i) the payment of operating expenses; and (ii) the payment of debt service on the VIEs’ bonds and mortgage notes payable.
On a consolidated basis, cash provided by operating activities for the nine months ended September 30, 2005 decreased $490,668 compared to the same period a year earlier mainly due to changes in working capital. Cash from investing activities increased $8,275,775 for the nine months ended September 30, 2005 compared to the same period in 2004 primarily due to the sale of tax-exempt securities that generated proceeds of $4,026,750 combined with no cash used to acquire tax-exempt revenue bonds and taxable loans compared with $3,376,752 and $2,225,508, respectively used in the same period of 2004. Cash used in financing activities increased $5,090,709 for the nine months ended September 30, 2005 compared to the same period in 2004 primarily due to proceeds from bonds payable in 2004 that did not exist in 2005.
As described in Note 2 to the consolidated financial statements, the Board of Managers approved a special distribution of $3.5 million from the Net Residual Proceeds of the Clear Lake Colony sale. As this is a Tier 2 distribution, approximately $2.6 million or 75% of the total distribution will be paid to the BUC holders of record as of November 30, 2005 and approximately $0.9 million will be paid to the General Partner.
In addition to the one-time distribution to BUC holders and the General Partner, a portion of the proceeds will also be used to pay a $359,000 deferred administrative fees to the General Partner. The General Partner has deferred payment of these administrative fees without interest since 1989. Due to the gain realized on this transaction, the General Partner now has elected to receive these previously earned fees. As previously disclosed in our annual reports on Form 10-K, this amount was to be accrued when it was probable that payment would occur. The Partnership accrued $359,000 of administrative expense in the quarter ended September 30, 2005 as the payment was probable as of September 30, 2005.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
The Partnership also used $16,000,000 of the proceeds for the repayment of debt. The remaining proceeds from the sale of approximately $12.4 million will be reinvested in accordance with the Partnership’s investment strategy.
The Partnership continually explores opportunities to increase value to BUC holders through increased short-term and long-term returns. In order to finance the acquisition of such opportunities, the Partnership may, from time to time, issue additional equity securities.
The Partnership may also continue to explore opportunities such as the Clear Lake Colony Apartments transaction in order to maximize BUC holder value.
Contractual Obligations
There were no significant changes to the Company’s contractual obligations during the nine months ended September 30, 2005 from the information presented in the Company’s annual report on Form 10-K.
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
10.1 Purchase and Sale Agreement, dated July 22, 2005 and amended November 10, 2005, between the Partnership and Development Resource Group, LLC, relating to the sale of Clear Lake Colony Apartments.
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

By	America First Capital
Associates Limited
Partnership Two, General Partner of the Partnership

By	America First Companies L.L.C.,
General Partner of
America First Capital Associates Limited Partnership Two

Date: November 14, 2005	/s/ Lisa Y. Roskens
Lisa Y. Roskens
Chief Executive Officer America First Companies L.L.C., acting in its capacity as general partner of the General Partner of America First Tax Exempt Investors, L.P