Form 10-K
period 2005-12-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2006-03-31
CIK 1059142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and larger accelerated” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s BUCs held by non-affiliates based on the final sales price of the BUCs on the last business day of the registrant’s most recently completed second fiscal quarter was $73,095,805.

DOCUMENTS INCORPORATED BY REFERENCE
None

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

As of December 31, 2005, the Partnership owned eleven tax-exempt mortgage revenue bonds. The tax-exempt mortgage revenue bonds were issued by state and local housing authorities to provide for permanent financing of multifamily residential property and one student housing property. These properties are located in the states of Florida, Indiana, Iowa, South Carolina, Texas, Nebraska, Georgia and Kentucky and contain a total of 2,614 rental units.

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

Business Objectives and Strategy

Overview

The Partnership’s business objectives are to: (i) preserve and protect its capital; (ii) provide regular cash distributions to BUC holders; and (iii) provide a potential for an enhanced federally tax-exempt yield as a result of a participation interest in the net cash flow and net capital appreciation of the underlying real estate properties through the structure of the tax-exempt mortgage revenue bonds which finance the properties.

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

To date, the Partnership has financed acquisitions of additional revenue bonds through a securitization transaction offered through the Merrill Lynch proprietary residual interest tax-exempt securities and puttable floating option tax-exempt receipts “P-Float” program. In a securitization transaction, the Partnership deposits a tax-exempt mortgage revenue bond into a trust which issues two types of securities, senior securities (“P-Floats”) and subordinated residual interest securities (“RITES”). The P-Floats are floating rate securities representing a beneficial ownership interest in the outstanding principal and interest of the tax-exempt mortgage revenue bond credit enhanced by Merrill Lynch (or a Merrill Lynch affiliate) and sold to institutional investors. The Partnership receives the net proceeds from the sale of the P-Floats and may use these funds to make additional investments. The RITES are issued to the Partnership and represent a beneficial ownership interest in the remaining interest on the underlying tax-exempt mortgage revenue bond. The Partnership maintains a call right on the senior P-Float securities and this allows it to collapse the trusts and retain a level of control over the underlying revenue bond. These transactions are accounted for by the Partnership as secured borrowings, and, in effect, provide the Partnership with variable-rate financing. Accordingly, these senior certificates are recorded by the Partnership as debt financing, the revenue bonds as investment securities held in trust, and the RITES as investment securities. The cash basis cost of funds relating to the P-Floats/RITES program (calculated as interest expense as a percentage of the weighted average face amount of the P-Floats), excluding the effect of marking the interest rate cap agreements to market, was approximately 2.98% for the year ended December 31, 2005.

Discussion of Recent Transactions

On December 15, 2003, the Partnership acquired the tax-exempt mortgage revenue bonds secured by the multifamily residential property know as Chandler Creek Apartments. The owner of Chandler Creek Apartments is an unaffiliated, 501c(3) not-for-profit organization. On January 30, 2004, the Partnership entered into a Forbearance Agreement with the owners of Chandler Creek Apartments which sets forth the terms under which the Partnership agrees to forbear from the exercise of remedies against the Chandler Creek Apartments owners due to certain continuing defaults under the documents securing the bonds. Among the conditions to forbearance is (i) the payment of interest on the entire outstanding principal amount of the bonds, $15,795,000, at 4.56% per annum; (ii) the appointment of America First Properties Management Company (a related party to the General Partner) as the property manager of the Chandler Creek Apartments; and (iii) the payment of a mortgage placement fee of $120,000 paid by Chandler Creek Apartments to the General Partner. The Forbearance Agreement will terminate upon the earlier of (i) a restructuring of the bonds; (ii) the date of cancellation of the bond indenture; (iii) the date of termination of the Forbearance Agreement by the bond trustee; (iv) the date of an owner default under the Forbearance Agreement; (v) the date of termination of the property management agreement; (vi) the termination date agreed upon by the Partnership and the owner; or (vii) June 15, 2006.

In connection with the Forbearance Agreement, the Partnership also entered into a Custody Agreement under which the Partnership’s right to payment of interest on the entire $15,795,000 of the Chandler Creek tax-exempt mortgage revenue bonds will be placed into a trust that will issue senior certificates in the notional amounts of $11,500,000 and $500,000 to the Partnership and an unaffiliated third party, respectively. The senior certificates will pay up to approximately 6.00% on a notional amount of $12,000,000 on a senior priority basis. The trust will issue a subordinate junior certificate in a notional principal of $3,795,000 to a separate unaffiliated third party. The junior certificate will pay up to approximately 6.00% on the notional amount of $3,795,000 on a subordinate priority basis. Interest paid on the certificates above 6.00% up to the bond’s stated rate of 7.60% will be paid on a parity basis among the Partnership and the other certificate holders based upon the notional amount of their certificates. The senior priority interest payment of 6% on a $12,000,000 notional amount is equal to $720,000 of the total interest to be deposited into the trust equal to 4.56% of $15,795,000, or $720,252. This Custody Agreement effectively allows the Partnership to capture all interest payments on the bonds during the forbearance period.

In June 2004, the terms of $25,250,000 of Northwoods Lake Apartments tax-exempt mortgage revenue bonds, for which the Partnership held an investment in, were restructured to reduce the base interest rate from 7.5% to 5.0% and to create two separate issue series, Series A for $19,100,000 and Series B for $6,150,000. The Series B bonds are subordinate to the Series A bonds. The Partnership subsequently sold $19,100,000 (Series A) of its investment in the tax-exempt mortgage revenue bonds and used a portion of the proceeds to repay $14,000,000 in debt financing. The bonds mature in June 2034.

On July 22, 2005, the Partnership entered into a purchase and sale agreement (the “Agreement”) to sell a 316-unit multi-family housing project located in West Palm Beach, Florida known as Clear Lake Colony Apartments (the “Project”). The project was sold to Development Resources Group, LLC, a Florida limited liability company. There is no affiliation between Development Resources Group, LLC and the Partnership or of its affiliates or any officer or manager of The Burlington Capital Group, LLC (the general partner of the Partnership’s general partner). The Agreement provided for a sales price of $33,375,000 for all of the land, buildings, building improvements, certain personal property, current lease agreements and other assets associated with the Project. On November 10, 2005, the sale closed resulting in an estimated taxable gain to the Partnership of approximately $12.4 million. The Partnership received cash proceeds of approximately $32.2 million, net of transaction related costs. Because Clear Lake Colony Acquisition Corp, the owner of the Project (“Clear Lake”), defaulted on its bond obligations to the Partnership, the Partnership acquired sole ownership of the Project by way of deed in lieu of foreclosure immediately prior to the Partnership’s sale of the Project to the Purchaser. There are no material relationships between the Partnership and the Purchaser or any of its affiliates, other than the Agreement.

In conjunction with the Clear Lake transaction, the general partner’s Board of Managers approved a special distribution to the BUC holders. All distributions to the BUC holders are governed by the Limited Partnership Agreement. In accordance with the Limited Partnership Agreement, this special distribution is considered a distribution of Net Residual Proceeds. All of the Clear Lake sale proceeds are classified as Tier 2 Net Residual Proceeds. The Board approved a special distribution of $3.5 million from the Net Residual Proceeds from the Clear Lake Colony sale. As this was a Tier 2 distribution, approximately $2.6 million or 75% of the total distribution was paid to the BUC holders of record as of November 30, 2005 and approximately $0.9 million was paid to the General Partner.

In addition to the one-time distribution to BUC holders and the General Partner, a portion of the proceeds were used to pay $359,000 of deferred administrative fees to the General Partner. The General Partner has deferred payment of these administrative fees without interest since 1989. Due to the gain realized on this transaction, the General Partner now has elected to receive these previously earned fees. As previously disclosed in our annual reports on Form 10-K, this amount was to be accrued when it was probable that payment would occur. The Partnership accrued $359,000 of administrative expense in the quarter ended September 30, 2005 as the payment was probable as of September 30, 2005. The remaining proceeds from the sale will be reinvested in accordance with the Partnership’s investment strategy.

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

All 2004 and 2005 financial information in this Form 10-K presented on the basis of Generally Accepted Accounting Principles (GAAP), is that of the Partnership and the VIEs on a consolidated basis. We refer to the Partnership and the consolidated VIEs throughout this Form 10-K as the “Company”. We refer to the Partnership as a stand-alone entity without consolidation of the VIEs as the “Partnership.”

Discussion of Historical and Current Business Strategy

The Partnership, along with its predecessor partnership, has been in existence and operating continuously since 1987. During its entire history the Partnership has been successful in carrying out its business objectives as described above. The Partnership is intended to be a tax exempt bond fund making mortgage investments in multifamily real estate, collecting interest and principal payments, managing the investments of the Partnership and distributing the preponderance of Cash Available for Distribution (“CAD”) to BUC holders. The Partnership has distributed over $42.2 million since 1998. This represents the majority of CAD over the same time period, thereby, very little excess CAD has been retained within the Partnership. For a further discussion of CAD, see Item 6. Selected Financial Data. On a tax reporting basis the Partnership has been, and remains, the “purest” multifamily tax exempt bond fund among its peer group, typically generating close to 100% tax exempt income from continuing operations compared to 70% to 80% for peer entities.

The Partnership has historically operated by investing in Pre-1986 “80/20” Multifamily Revenue Bonds. These bonds were issued prior to the Tax Reform Act of 1986 and require each property financed with these bonds to set aside 20% of their units for residents making no more than 80% of median area income. These bonds held by the Partnership represent a first mortgage with very high leverage, often times approaching 100% of property value. This high leverage has been intentional, as our objective has been to maximize the tax-exempt income generated from each of our investments.

Beginning in 1997, the Partnership began to use leverage for the first time to enhance the generation of CAD. The majority of its borrowings are at variable interest rates. While its ultimate interest rate exposure is capped through interest rate hedging strategies, CAD performance is subject to increases in variable borrowing rates up to the level capped by the hedging strategy. Additionally, as high leverage mortgage investors in multifamily real estate, the Partnership has been directly affected in the last four years by declining property performance. This decline is attributable to increased vacancy and rental concession losses caused by increased home ownership in the United States as discussed in previous filings. CAD generated by the Partnership has been, and continues to be, under pressure due to declines in property performance (which translates into less cash available for payment of base interest due under the bonds), increased short term borrowing rates, and increased operating expenses attributable in great part to the cost of the Partnership complying with FIN 46R and Sarbanes-Oxley. CAD, on a recurring basis by excluding the impact of the Clear Lake Colonies transaction, for 2005 was $0.42 per BUC compared to distributions of $0.54 per BUC for the year ended December 31, 2005. While property performance has been declining over the last several years, property values are at all time highs in terms of cap rates.

The Partnership acquired bonds that are structured to provide an enhanced federally tax-exempt yield as a result of a participation interest in the net cash flow and net capital appreciation through the payment of both base interest and contingent interest. As a result of the structure of the bonds, FIN 46R, as discussed above, requires the Partnership to consolidate the financial statements of the multifamily properties which secure the bonds owned by the Partnership. Management believes that the consolidation of these VIEs makes the Partnership’s GAAP financial statements confusing to many BUC holders and does not represent the true intent of the business strategy of the Partnership.

Given all of the Partnership dynamics discussed above, the General Partner believes it is appropriate to reposition the Partnership’s investment portfolio. The objective of this repositioning is to improve the quality and performance of the bond portfolio. Additionally, the General Partner believes it is possible to redeploy funds into investments that would not need to be consolidated under FIN 46R. If successful in this redeployment the Partnership will own a higher quality investment portfolio of tax-exempt mortgage revenue bonds that will be more clearly presented in the Partnership’s financial statements. Such financial statements would present financial information more in line with the stated objectives of the Partnership. The General Partner believes this would be a significant event for the Partnership and would substantially increase the understandability and transparency of the Partnership’s financial reports.

The General Partner of the Partnership remains committed to continuing to deliver on the Partnership’s business objectives. First and foremost, the General Partner intends to perpetuate the Partnership for the foreseeable future and there are no intentions to liquidate the Partnership at this time.

In order to achieve the objective of repositioning the Partnership’s investment portfolio the following may occur.

1. In order to capitalize on current multifamily property valuations the Partnership may call most of its bond investments thereby requiring a sale or refinancing to occur. This would allow the Partnership to realize additional returns up to the amount of accrued contingent interest on its bond investment. It may also allow the Partnership to realize payment of taxable loans outstanding which are currently considered under-performing or non-performing assets,

2. The proceeds received from these transactions would be redeployed into other tax exempt multifamily oriented investments. Through this redeployment CAD is expected to increase by investing in assets that have the potential to generate a higher income as compared to some current investments. The Partnership will likely expand its bond investments well beyond traditional “80/20” bonds, and

3. The Partnership may be able to use a higher quality investment portfolio to obtain higher leverage to be used to acquire additional investments.

By triggering a terminal event for many of the Partnership’s investments:

1. The Partnership will be able to monetize its upside potential inherent in the current bond structures and increase the total assets of the Partnership,

2. Through the redeployment of proceeds received the Partnership may increase CAD through an expanded asset base and through the elimination of current under-performing or non-performing assets,

3. The Partnership’s accounting and financial reporting may be simplified by eliminating the VIEs currently consolidated by the Partnership under FIN 46R, and

4. By perpetuating the Partnership’s historically high dividend payout ratio, investor distributions will increase as CAD increases.

The Partnership continues to explore ways to grow which may include the filing of a registration statement in order to raise additional equity for the Partnership. Equity raises may allow the Partnership to realize better economies of scale and further enhance the generation of CAD. Growing the Partnership is critical in order to justify being a publicly traded entity and being able to spread the significantly increased costs of being public across a larger income base.

Management and Employees

The Partnership is managed by its General Partner, America First Capital Associates Limited Partnership Two (“AFCA 2”). The Partnership has no employees. Certain services are provided to the Partnership by employees of The Burlington Capital Group LLC (“Burlington”), f/k/a America First Companies L.L.C., which is the general partner of AFCA 2, and the Partnership reimburses Burlington for its allocated share of these salaries and benefits. The Partnership is not charged, and does not reimburse Burlington, for the services performed by executive officers of Burlington.

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

Information Available on Website

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases are available free of charge at www.ataxz.com as soon as reasonably practical after they are filed with the Securities and Exchange Commission (“SEC”). The information on the website is not incorporated by reference into this Form 10-K.

Item 1A.	Risk Factors

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

•	The Properties financed by the Partnership’s tax-exempt bonds are not completely insured against damages from hurricanes and other major storms.

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

The Partnership has used interest rate cap agreements to mitigate its interest rate risks on its debt financing. However, these derivative transactions do not fully insulate the Partnership from the interest rate risks to which it is exposed. In addition, the derivative instruments are required to be marked to market with the difference recognized in earnings which can result in significant volatility to reported net income over the term of the caps. The counterparty to certain of these agreements has the right to convert them to fixed rate agreements and it is possible that such a conversion could result in the Partnership paying more interest than it would under its variable-rate financing. There is also a risk that a counterparty to the cap agreements will be unable to perform its obligations under the agreement.

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

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

The Partnership does not own or lease any physical properties. The Partnership’s ownership in tax-exempt mortgage revenue bonds is collateralized by underlying multi-family housing properties.

As a result of the adoption of FIN 46R, the Company is required to consolidate the multifamily residential properties owned by the VIEs for which the Company is the primary beneficiary into the Company’s financial statements. The Company consolidated nine multifamily housing properties located in Florida, Indiana, Iowa, South Carolina, Georgia, and Kentucky as of December 31, 2005.

Item 3.	Legal Proceedings.

There are no material pending legal proceedings to which the Partnership is a party or to which any of the properties collateralizing the Partnership’s tax-exempt mortgage revenue bonds are subject.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2005 to a vote of the Partnership’s security holders.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

(a) Market Information.  BUCs represent assignments by the sole limited partner of its rights and obligations as a limited partner. The rights and obligations of BUC holders are set forth in the Partnership’s Agreement of Limited Partnership. BUCs of the Partnership trade on the NASDAQ National Market System under the trading symbol “ATAXZ”. The following table sets forth the high and low sale prices for the BUCs for each quarterly period from January 1, 2004 through December 31, 2005.

2005	High	Low

1st Quarter	$7.39	$6.75
2nd Quarter	$7.69	$6.91
3rd Quarter	$8.73	$7.25
4th Quarter	$7.99	$7.25

2004	High	Low

1st Quarter	$7.72	$7.11
2nd Quarter	$7.45	$6.46
3rd Quarter	$7.35	$6.69
4th Quarter	$7.49	$7.03

(b) BUC Holders.  The approximate number of BUC holders on March 4, 2006 was 5,500.

(c) Distributions.  Distributions to Unit holders were made on a quarterly basis during 2005 and 2004 with a special distribution in December 2005. Total distributions as of December 31, 2005 and 2004 equaled $7,937,241 and $5,312,482, respectively. The distributions paid or accrued per BUC during the fiscal years ended December 31, 2005 and 2004 were as follows:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003

Cash Distributions	$0.8068	$0.5400	$0.5400

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information regarding the sources of funds that will be used for cash distributions and for a discussion of factors which may adversely affect the Partnership’s ability to make cash distributions at the same levels in 2006 and thereafter.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.  The Partnership does not maintain any equity compensation plans.

Sales of Unregistered Securities. None

Issuer Purchases of Equity Securities. None

Item 6.	Selected Financial Data.

Set forth below is selected financial data for the Company as of and for the years ended December 31, 2005 and 2004 and for the Partnership as of and for the years ended December 31, 2001 through December 31, 2003. The information should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed in response to Item 8 of this report. In addition, please refer to the discussions in Item 1 and Item 7 regarding the adoption of FIN 46R and its effects on the presentation of financial data in this report on Form 10-K.

	As of or for the	As of or for the	As of or for the	As of or for the	As of or for the
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001

Rental revenues	$17,223,993	$16,553,050	$—	$—	$—
Real estate operating expenses	(10,380,043)	(9,510,810)	—	—	—
Depreciation and amortization expense	(3,238,873)	(3,437,774)	(48,155)	(39,277)	(93,409)
Mortgage revenue bond investment income	1,061,242	923,108	8,769,052	8,593,940	8,536,107
Other bond investment income	73,179	321,750	321,750	321,750	307,656
Other interest income	102,474	78,367	116,266	421,242	541,312
Contingent interest income	—	—	—	—	16,897
Gain on sale of securities	126,750	—	—	—	—
Provision for loan losses	—	—	(1,810,000)	—	(150,000)
Interest expense	(2,119,798)	(1,801,006)	(1,615,179)	(1,851,563)	(1,894,989)
Hurricane related expenses	—	(771,666)	—	—	—
General and administrative expenses	(2,028,366)	(1,484,598)	(1,139,070)	(1,169,705)	(911,238)

Income from continuing operations	$820,558	$870,421	$4,594,664	$6,276,387	$6,352,336
Income (loss) from discontinued operations, (including gain on sale of $18,771,497 in 2005)	18,744,584	(557,477)	—	—	—

Income before cumulative effect of accounting change	19,565,142	312,944	4,594,664	6,276,387	6,352,336
Cumulative effect of accounting change	—	(38,023,001)	—	—	—

Net income (loss)	$19,565,142	$(37,710,057)	$4,594,664	$6,276,387	$6,352,336
Less: general partners’ interest in net income	1,021,216	72,436	45,947	62,764	63,523
Unallocated income (loss) related to variable interest entities	1,443,520	(44,953,615)	—	—	—

Limited partners’ interest in net income	$17,100,406	$7,171,122	$4,548,717	$6,213,623	$6,288,813

	As of or for the	As of or for the	As of or for the	As of or for the	As of or for the
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001

Limited partners’ interest in net income per unit (basic and diluted):
Income from continuing operations	$0.58	$0.52	$0.46	$0.63	$0.64
Income (loss) from discontinued operations, (including gain on sale of $1.91 per unit)	1.16	—	—	—	—

Income before cumulative effect of accounting change	1.74	0.52	0.46	0.63	0.64
Cumulative effect of accounting change	—	0.21	—	—	—

Net income, basic and diluted, per unit	$1.74	$0.73	$0.46	$0.63	$0.64

Distributions paid or accrued per unit	$0.8068	$0.5400	$0.5400	$0.5400	$0.5400

Investments in tax-exempt mortgage revenue bonds, at estimated fair value	$17,033,964	$16,031,985	$139,197,520	$118,528,538	$118,405,000

Real estate assets, net	$74,124,025	$89,907,631	$—	$—	$—

Total assets	$111,574,124	$118,147,479	$155,553,817	$138,757,080	$138,152,244

Total debt	$64,675,000	$81,255,833	$67,495,000	$59,730,000	$59,755,000

Cash flows provided by operating activities	$3,851,827	$5,128,258	$6,621,089	$6,027,051	$6,370,658

Cash flows provided by (used in) investing activities	$23,104,860	$(5,264,436)	$(21,285,025)	$(1,240,220)	$(8,749,561)

Cash flows provided by (used in) financing activities	$(25,975,424)	$(843,588)	$10,786,146	$(6,202,422)	$5,111,176

Cash Available for Distribution (“CAD”)(1)	$18,515,120	$6,086,921	$6,813,368	$6,769,103	$6,595,745

Weighted average number of units outstanding, basic and diluted	9,837,928	9,837,928	9,837,928	9,837,928	9,837,928

(1)	To calculate CAD, amortization expense related to debt financing costs and bond reissuance costs, interest rate cap expense, provision for loan losses, impairments on bonds and losses related to VIEs including the cumulative effect of accounting change are added back to the Company’s net income (loss) as computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company uses CAD as a supplemental measurement of its ability to pay distributions. The Company believes that CAD provides relevant information about its operations and is necessary along with net income (loss) for understanding its operating results.

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

	2005	2004	2003	2002	2001

Net income (loss)	$19,565,142	$(37,710,057)	$4,594,664	$6,276,387	$6,352,336
Net (income) loss related to VIEs	(1,443,520)	4,867,444	—	—	—
Cumulative effect of accounting change	—	38,023,001	—	—	—

Net income before impact of VIE consolidation	18,121,622	5,180,388	4,594,664	6,276,387	6,352,336
Amortization expense (Partnership only)	24,467	196,122	48,155	39,277	93,409
Interest rate cap (income) expense	(364,969)	117,916	360,549	453,439	—
Provision for loan losses	734,000	217,654	1,810,000	—	150,000
Impairment on tax-exempt mortgage revenue bonds	—	374,841	—	—	—

CAD	$18,515,120	$6,086,921	$6,813,368	$6,769,103	$6,595,745

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management of the Company to make a number of judgments, assumptions and estimates. The application of these judgments, assumptions and estimates can affect the amounts of assets, liabilities, revenues and expenses reported by the Company. All of the Company’s significant accounting policies are described in Note 2 to the Company’s consolidated financial statements filed included in Item 8 of this report. The Company considers the following to be its critical accounting policies as they involve judgments, assumptions and estimates that significantly affect the preparation of its financial statements.

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

Investments in Tax-Exempt Mortgage Revenue Bonds and Other Tax-Exempt Bonds

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

Derivative Instruments and Hedging Activities

The Partnership’s investments in interest rate cap agreements are accounted for under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments, including certain derivative financial instruments embedded in other contracts, and for hedging activity. SFAS No. 133 requires the Partnership to recognize all derivatives as either assets or liabilities in its financial statements and record these instruments at their fair values. In order to achieve hedge accounting treatment, hedging activities must be appropriately designated, documented and proven to be effective as a hedge pursuant to the provisions of SFAS No. 133. The Partnership did not designate its current hedges as qualifying hedges under SFAS No. 133.

The fair values of the caps at inception are their original cost. The Partnership’s debt financings currently bear interest based on the Bond Market Association (“BMA”) floating rate index. Changes in the fair value of the caps are marked to market with the difference recognized in earnings as interest expense. The mark to market adjustment through earnings can cause a significant fluctuation in reported net income although it has no impact on the Partnership’s cash flows. In addition, the calculation of the fair value of the caps involves a considerable degree of judgment.

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

The VIEs primary operating strategy focuses on multifamily apartment properties as long-term investments. Each VIE owns one multifamily apartment property that has been financed by a tax-exempt mortgage revenue bond held by the Partnership. The VIEs operating goal is to generate increasing amounts of net rental income from these properties that will allow it to service debt. In order to achieve this goal, management of these multifamily apartment properties is focused on: (i) maintaining high economic occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties; and (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas. As of December 31, 2005, the Company consolidated nine VIE multifamily apartment properties containing a total of 2,256 rental units. As of December 31, 2004, the Company consolidated 10 VIE multifamily apartment properties containing a total of 2,572 rental units. The VIEs’ multifamily apartment properties are located in the states of Iowa, Indiana, Florida, Georgia, Kentucky and South Carolina.

The tables below compare the results of operations for the Company for 2005 and 2004 and the Partnership for 2003:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003

Revenues:
Rental revenues	$17,223,993	$16,553,050	$—
Mortgage revenue bond investment income	1,061,242	923,108	8,769,052
Other bond investment income	73,179	321,750	321,750
Other interest income	102,474	78,367	116,266
Gain on sale of securities	126,750	—	—

Total Revenues	18,587,638	17,876,275	9,207,068
Expenses:
Real estate operating (exclusive of items shown below)	10,380,043	9,510,810	—
Depreciation and amortization	3,238,873	3,437,774	48,155
Interest	2,119,798	1,801,006	1,615,179
General and administrative	2,028,366	1,484,598	1,139,070
Provision for loan losses	—	—	1,810,000
Hurricane related	—	771,666	—

Total Expenses	17,767,080	17,005,854	4,612,404

Income from continuing operations	820,558	870,421	4,594,664
Income (loss) from discontinued operations, (including gain on sale of $18,771,497 in 2005)	18,744,584	(557,477)	—

Income before cumulative effect of accounting change	19,565,142	312,944	4,594,664
Cumulative effect of accounting change	—	(38,023,001)	—

Net income (loss)	$19,565,142	$(37,710,057)	$4,594,664

The Consolidated Company

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Rental Revenues.  Rental revenues increased approximately $671,000 for the year ended December 31, 2005 compared to the same period of 2004. The increase is attributable to increased occupancy as physical occupancy increased to 93% as of December 31, 2005 compared to 88% as of December 31, 2004. The increase in physical occupancy resulted in a net increase in rental revenues of approximately $297 per unit for the year ended December 31, 2005 compared to the year ended December 31, 2004. The majority of the increase in physical occupancy occurred in the second half of the year. The largest increases in per unit rents were realized at Iona Lakes and Lake Forest where the properties combined to increase rental revenues by approximately $572,000 or $969 per unit for the year ended December 31, 2005 compared to December 31, 2004.

Mortgage revenue bond investment income.  The increase in mortgage revenue bond investment income from 2004 to 2005 is primarily due to holding the Clarkson College tax-exempt mortgage bonds for a full year in 2005 compared to only eight months in 2004. The interest income associated with Clarkson College contributed approximately $165,000 of additional income for year ended December 31, 2005 compared with the same period of 2004.

Other bond investment income.  During the first quarter of 2005, the Company sold its investment in Museum Tower tax-exempt bond. As a result of the sale, interest income from these bonds decreased by approximately $286,000 in 2005.

Other interest income.  Other interest income represents income earned on cash and cash equivalents. The increase is attributable to higher average balances of cash and cash equivalents.

Gain on sale of securities.  The Company sold its entire interest in the Museum Tower bonds during the first quarter of 2005. The carrying cost of the investment was $3,900,000 and the net proceeds from the sale were $4,026,750 resulting in a gain on the sale of securities of $126,750. Approximately $600,000 of the cash proceeds is being held as collateral for debt financings and is classified as restricted cash on the consolidated balance sheet of the Company. The remaining cash proceeds were unrestricted.

Real estate operating expenses.  Real estate operating expense increased during 2005 compared to 2004. This increase is related to spending on repairs and maintenance during the second half of 2005 to increase in order to make the properties more attractive to current and potential tenants. Additionally, the properties realized increased utility costs.

Interest expense.  Interest expense increased by approximately $319,000 during 2005 compared to 2004. The increase is attributable to a bridge loan that was entered into during the third quarter of 2005 to facilitate the sale of Clear Lake Colony Apartments. Prior to July 2005, the Partnership’s $16,000,000 investment in the Clear Lake bonds was used as collateral for the Partnership’s variable debt financing. The Partnership entered into a bridge loan in order to refinance the existing debt and remove the collateral restriction on the bonds. In order to obtain the bridge loan, the Partnership paid origination fees of $160,000. All of those fees were amortized to interest expense during 2005. In addition to the origination fees, the bridge loan carried interest at a higher variable rate as compared to the debt it replaced. This resulted in approximately $299,000 higher interest expense in 2005 compared to 2004.

General and administrative expenses.  General and administrative expenses were higher during 2005 compared to the same period in 2004 primarily as a result of the payment of $359,000 of deferred administrative fees. These fees were previously deferred by the General Partner, however, in conjunction with the sale of Clear Lake Colony Apartments, these fees were paid in December 2005. The sale ultimately closed on November 10, 2005 and is more fully described in the discussion of Liquidity and Capital Resources in this Form 10-K. Salaries and benefits expense increased approximately $151,000 for the year ended December 31, 2005 compared to 2004 due to the hiring of a dedicated fund manager and investment analyst. Legal fees increased by approximately $107,000 and Board of Manager fees increased by approximately $83,000 in 2005 compared to 2004. Offsetting these expenses were reductions in accounting related expenses of approximately $65,000 related to preparatory work associated with Sarbanes-Oxley compliance incurred in 2004 along with a decrease in miscellaneous other administrative expenses.

Hurricane related expenses.  These expenses relate to the hurricane damages sustained by certain properties located in the areas of Florida and Georgia that were affected by the various hurricanes that hit during 2004. There were no such expenses in 2005 affecting the properties.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Rental Revenues.  All of the rental revenue reported by Company for the year ended December 31, 2004 is the result of consolidating the results of operations of the VIEs. No rental income was recorded in 2003 since the Partnership did not report the VIEs’ financial results on a consolidated basis in 2003. Average physical occupancy for 2004 was approximately 88% for the consolidated properties.

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

Real estate operating expenses.  Real estate operating expenses for the year ended December 31, 2004 are the result of consolidating the VIEs. No rental operating expenses were recorded in 2003 since the Partnership did not report the VIEs’ financial results on a consolidated basis in 2003. Real estate operating expenses are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in rental revenue would result in a reduction in real estate operating margins. Conversely, as rental revenue increases, the fixed nature of these expenses will increase real estate operating margins as these real estate operating expenses would not increase at the same rate.

Depreciation and amortization expense.  Depreciation expense on real estate assets for the year ended December 31, 2004 is the result of consolidating the financial results of VIEs. No depreciation expense was recorded in 2003 since the Partnership did not report the VIEs’ financial results on a consolidated basis in 2003.

Interest expense.  Interest expense increased in 2004, primarily due to the interest expense associated with $25.3 million of Northwoods Lake bonds that were restructured to create two separate issue series, Series A for $19,100,000 and Series B for $6,150,000. The Partnership sold its investment in the Series A bonds to an unaffiliated third party for $19,100,000. Because the Company continues to consolidate Northwoods Lake Apartments under FIN 46R, the Company consolidates this obligation related to the Series A bonds. Therefore, the interest associated with this obligation is also now consolidated in the Company’s consolidated financial statements.

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

Hurricane related expenses.  The expenses for the year ended December 31, 2004 relate to damages sustained by certain properties located in the areas of Florida and Georgia that were affected by the various hurricanes that hit during 2004. No such expenses were incurred in 2003.

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

As described in Item 1, Effect of Adoption of FIN 46R on Financial Reporting the consolidated financial statements of the Company include certain of the underlying properties that secure the bonds that are owned by the Partnership. On November 10, 2005, the Partnership foreclosed on the Clear Lake Colony Apartments Bonds, took possession of the property and sold the property to a third party. As result of the sale of the property, Clear Lake is reflected as a discontinued operation in the consolidated financial statements of the Company for the years ended December 31, 2005 and December 31, 2004. A description of the multifamily housing properties, excluding Clear Lake Colony Apartments, collateralizing the tax-exempt mortgage revenue bonds owned by the Partnership as of December 31, 2005 is as follows:

					Economic Occupancy
			Physical Occupancy		for the Year Ended
		Number	as of December 31,		December 31,(1)
Property Name (3)	Location	of Units	2005	2004	2005	2004

Multifamily Housing — Consolidated Properties
Ashley Pointe at Eagle Crest	Evansville, IN	150	90%	93%	90%	85%
Ashley Square	Des Moines, IA	144	90%	94%	88%	90%
Bent Tree Apartments	Columbia, SC	232	92%	86%	75%	78%
Fairmont Oaks Apartments	Gainsville, FL	178	98%	92%	89%	84%
Iona Lakes Apartments	Ft. Myers, FL	350	98%	91%	91%	82%
Lake Forest Apartments	Daytona Beach, FL	240	96%	92%	94%	81%
Northwoods Lake Apartments	Duluth, GA	492	91%	88%	70%	70%
Woodbridge Apts. of Bloomington III	Bloomington, IN	280	93%	86%	86%	86%
Woodbridge Apts. of Louisville II	Louisville, KY	190	90%	91%	90%	90%

		2,256	93%	88%	84%	81%

Multifamily Housing — Nonconsolidated Properties
Chandler Creek Apartments	Round Rock, TX	216	93%	91%	69%	N/A (2)

Student Housing
Clarkson College	Omaha, NE	142	74%	63%	60%	N/A (2)

(1)	Economic occupancy is presented for the years ended December 31, 2005 and 2004, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units.

(2)	Information not available due to the timing of acquisition.

(3)	Does not include Clear Lake Colony Apartments. Clear Lake was sold during 2005 and was classified as a discontinued operation.

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

At December 31, 2005, all of the Partnership’s tax-exempt mortgage revenue bonds were paying their full amount of base interest. The Partnership has the ability and may restructure the terms of its tax-exempt mortgage revenue bond to reduce the base interest rate payable on these bonds. The Partnership remains aware of this potential and continues to monitor the performance of the multifamily properties collateralizing its tax-exempt mortgage revenue bonds.

As of December 31, 2005 the Partnership has securitized $45,990,000 of its tax-exempt mortgage revenue bond portfolio. The Partnership uses the proceeds from these securitization transactions to acquire additional tax-exempt mortgage revenue bonds and other investments.

The Partnership may make taxable loans for the purpose of acquiring the tax-exempt mortgage revenue bonds secured by the same property or to provide capital project funding to a property securing a tax-exempt mortgage revenue bond already owned by the Partnership. Therefore, the business purpose of the Partnership making the taxable loans is not solely to earn taxable income, but rather to acquire a tax-exempt mortgage revenue bond or to improve the condition of a property securing a tax-exempt mortgage revenue bond. In most cases, the taxable loans are subordinate to the tax-exempt mortgage revenue bonds. The interest payable on the taxable loan is only paid by the property after the payment of: (i) the tax-exempt base interest on the tax-exempt bond along with any required principal payments; and (ii) the tax-exempt contingent interest on the tax-exempt mortgage revenue bond. Due to the current market conditions of the multifamily industry, certain of the underlying properties are not generating enough cash flow to cover the interest on the taxable mortgage loans, although the underlying properties are fully servicing the base interest on the tax-exempt mortgage revenue bonds.

In contrast to the Partnership, the assets of the Company consist primarily of the nine multifamily properties owned by the VIEs and the tax-exempt bonds on the remaining properties, Chandler Creek and Clarkson College student housing, which are not held by VIEs. All tax-exempt and taxable loans representing debt from the VIEs to the Partnership are eliminated in consolidation on the financial statements of the Company.

The following discussion of the Partnership’s results of operations for the years ended December 31, 2005, 2004 and 2003 reflects the operations of the Partnership prior to the consolidation of the VIEs, which was required with the implementation of FIN 46R effective January 1, 2004. This information reflects the information used by management to analyze its operations and is reflective of the segment data discussed in Note 13 to the audited financial statements.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

	For the	For the
	Year Ended	Year Ended	Dollar
	Dec. 31, 2005	Dec. 31, 2004	Change

Revenues
Mortgage revenue bond investment income	$10,168,937	$8,779,595	$1,389,342
Other bond investment income	73,179	321,750	(248,571)
Other interest income	505,032	127,160	377,872
Gain on sale of assets	12,310,334		12,310,334

	23,057,482	9,228,505	13,828,977

Expenses
Bond Impairment	—	374,841	(374,841)
Provision for Loan Losses	734,000	217,654	516,346
Interest expense	2,149,027	1,774,902	374,125
Amortization expense	24,467	196,122	(171,655)
General and administrative	2,028,366	1,484,598	543,768

	4,935,860	4,048,117	887,743

Income from continuing operations	$18,121,622	$5,180,388	$12,941,234

Mortgage revenue bond investment income.  Mortgage revenue bond investment income increased approximately $1,389,000 in 2005 compared to 2004. The increase is due to previously unrecognized contingent interest and deferred contingent interest associated with the Partnership’s investment in the Clear Lake mortgage revenue bond. Total contingent interest and deferred contingent interest amounted to approximately $2,072,000 and was received and recognized in the fourth quarter of 2005. Due to the uncertainty in collections of contingent interest, the Partnership recognizes this as income only when it is realized. Interest associated with Clarkson Student Housing bonds increased income by approximately $164,000 due to a full year of ownership of the bonds in 2005 compared to a partial year of owning the bonds in 2004. Offsetting the increase associated with Clear Lake and Clarkson were decreases in mortgage revenue bond investment income related to a decrease in base interest on the Clear Lake bonds as the bonds were outstanding through November 15, 2005 compared to an entire year in 2004. The reduced base interest income amounted to approximately $138,000 in 2005. Additional reductions in interest income occurred from the Northwoods bond restructuring in 2004 whereby the Partnership reduced its ownership in the Northwoods bonds from a principal investment of approximately $25,250,000 at the beginning of 2004 to $6,150,000 in June 2004. The reduced ownership resulted in approximately $661,000 of lower interest income in 2005. Further reductions in interest income of approximately $48,000 were due to principal payments made during 2005 on the other investments of the Partnership.

Other bond investment income.  During the first quarter of 2005, the Company sold its investment in Museum Tower tax-exempt bond. As a result of the sale, interest income from this bond decreased by approximately $286,000 in 2005. Offsetting this decrease was approximately $37,000 of additional bond interest income from the investment in bonds of approximately $600,000 during 2005.

Other interest income.  Other interest income represents income earned on the Partnership’s taxable loans and cash and cash equivalents. The increase is primarily attributable to interest received on a taxable loan to Clear Lake Colony Apartment of approximately $312,000. The interest on this taxable loan was previously not recorded due to the risk of collection.

Bond impairment and provision for loan losses.  The Partnership is required to periodically test its tax-exempt mortgage bonds for impairment by determining if the fair value of a bond is less than its cost. If a bond is impaired on other than a temporary basis, an impairment charge is recorded against earnings in the period. Similarly, the Partnership is required to recognize a provision for loan losses against earnings when it determines that the full amount of principal and interest on its taxable loans may not be fully recoverable. The Partnership recorded a bond impairment of $0 and a provision for loan losses of $734,000 for the year ended December 31, 2005 compared with a bond impairment of approximately $375,000 and a provision for loan losses of approximately $218,000 for the year ended December 31, 2004.

Interest expense.  Interest expense increased by approximately $374,000 during 2005 compared to 2004. The increase is attributable to a bridge loan that was entered into during the third quarter of 2005 to facilitate the sale of Clear Lake Colony Apartments. Prior to July of 2005, the Partnership’s $16,000,000 investment in the Clear Lake bonds was used as collateral for the Partnership’s variable debt financing. The Partnership entered into a bridge loan in order to refinance the existing debt and remove the collateral restriction on the bonds. In order to obtain the bridge loan, the Partnership paid origination fees of $160,000. All of those fees were amortized to interest expense during 2005. In addition to the origination fees, the bridge loan carried interest at variable rate and was approximately $299,000 higher in 2005 compared to 2004.

Amortization expense.  Amortization expense decreased approximately $172,000 primarily due to the bond and debt financing costs expensed on the restructure of the Northwood Lakes bonds in 2004.

General and administrative expenses.  General and administrative expenses were higher during 2005 compared to the same period in 2004 primarily as a result of $359,000 of deferred administrative fees. These fees were previously deferred by the General Partner, however, in conjunction with the sale of Clear Lake Colony Apartments, these fees were paid during 2005. The sale ultimately closed on November 10, 2005 and is more fully described in the discussion of Liquidity and Capital Resources in this Form 10-K. Salaries and benefits expense increased approximately $151,000 for the year ended December 31, 2005 compared to 2004. Legal fees increased by approximately $107,000 and Board of Manager fees increased by approximately $83,000 in 2005 compared to 2004. Offsetting these expenses were reductions in accounting related expenses of approximately $65,000 along with a decrease in miscellaneous other administrative expenses.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

	For the	For the
	Year Ended	Year Ended	Dollar
	Dec. 31, 2004	Dec. 31, 2003	Change

Revenues
Mortgage revenue bond investment income	$8,779,595	$8,769,052	$10,543
Other bond investment income	321,750	321,750	—
Other interest income	127,160	116,266	10,894

Total Revenues	9,228,505	9,207,068	21,437

Expenses
Bond impairment	374,841	—	374,841
Provision for loan losses	217,654	1,810,000	(1,592,346)
Interest expense	1,774,902	1,615,179	159,723
Amortization expense	196,122	48,155	147,967
General and administrative expenses	1,484,598	1,139,070	345,528

Total Expenses	4,048,117	4,612,404	(564,287)

Income before cumulative effect of accounting change	$5,180,388	$4,594,664	$585,724

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

Other interest income.  Other interest income represents income earned on the Partnership’s taxable loans and cash and cash equivalents. The increase is attributable to interest earned on the taxable loan to Clarkson College. The taxable loan was converted into tax-exempt bonds in April 2004.

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

Amortization expense.  Amortization expense increased $147,967 primarily due to the bond and debt financing costs incurred in connection with the restructuring of the Northwood Lakes bonds.

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

Liquidity and Capital Resources

Tax-exempt interest earned on the mortgage revenue bonds represents the Partnership’s principal source of cash flow. Tax-exempt interest is primarily comprised of base interest on the mortgage revenue bonds. The Partnership will also receive from time to time contingent interest on the mortgage revenue bonds. Contingent interest is only paid when the underlying properties generate excess cash flow. Therefore, cash in-flows are fairly fixed in nature and increase when the underlying properties have strong economic performances and when the Partnership acquires additional tax-exempt mortgage revenue bonds.

The Partnership’s principal uses of cash are the payment of distributions to BUC holders, interest on debt financing and general and administrative expenses. The Partnership also uses cash to acquire additional investments. Distributions to BUC holders may increase or decrease at the determination of the General Partner. The Partnership is currently paying regular distributions at the rate of $0.54 per BUC per year. As previously discussed, the Partnership paid a special distribution of approximately $0.27 per BUC during 2005 in conjunction with the Clear Lake transaction. The General Partner determines the amount of the distributions based upon the projected future cash flows of the Partnership. Future distributions to BUC holders will depend upon the amount of base and contingent interest received on the tax-exempt mortgage revenue bonds and other investments, the effective interest rate on the Partnership’s variable-rate debt financing, and the amount of the Partnership’s undistributed cash.

The Partnership believes that cash provided by net interest income from its tax-exempt mortgage revenue bonds and other investments will be adequate to meet its projected long-term liquidity requirements, including the payment of expenses, interest and distributions to BUC holders. Recently, income from investments has not been sufficient to fund such expenditures without utilizing cash reserves to supplement the deficit. See discussion below regarding “Historical and Current Business Strategy”.

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

Cash flows provided by operating activities decreased $1,276,431 in 2005 compared to 2004 due primarily to the timing of payments in accounts payable

Cash provided by investing activities increased $28,369,296 in 2005 compared to 2004 due to the sale of Clear Lake Colony Apartments and Museum Towers. Total proceeds from these two transactions amounted to $36,223,633. Offsetting the increase in proceeds was the additional use of cash for the acquisition of tax-exempt bonds. In 2005, the Company used an additional $8,623,248 for the acquisition of tax-exempt bonds compared to 2004.

Cash used in financing activities increased $25,131,836 in 2005 compared to 2004 due to increased distributions, higher debt financings and no new financings in 2005.

Historical and Current Business Strategy

The Partnership, along with its predecessor partnership, has been in existence and operating continuously since 1987. During its entire history the Partnership has been successful in carrying out its business objectives as described above. The Partnership is intended to be a tax exempt bond fund making mortgage investments in multifamily real estate, collecting interest and principal payments, managing the investments of the Partnership and distributing the preponderance of Cash Available for Distribution (“CAD”) to BUC holders. The Partnership has distributed over $42.2 million since 1998. This represents the majority of CAD over the same time period, thereby, very little excess CAD has been retained within the Partnership. For a further discussion of CAD, see Item 6. Selected Financial Data. On a tax reporting basis the Partnership has been, and remains, the “purest” multifamily tax exempt bond fund among its peer group, typically generating close to 100% tax exempt income from continuing operations compared to 70% to 80% for peer entities.

The Partnership has historically operated by investing in Pre-1986 “80/20” Multifamily Revenue Bonds. These bonds were issued prior to the Tax Reform Act of 1986 and require each property financed with these bonds to set aside 20% of their units for residents making no more than 80% of median area income. These bonds held by the Partnership represent a first mortgage with very high leverage, often times approaching 100% of property value. This high leverage has been intentional, as our objective has been to maximize the tax-exempt income generated from each of our investments.

Beginning in 1997, the Partnership began to use leverage for the first time to enhance the generation of CAD. The majority of its borrowings are at variable interest rates. While its ultimate interest rate exposure is capped through interest rate hedging strategies, CAD performance is subject to increases in variable borrowing rates up to the level capped by the hedging strategy. Additionally, as high leverage mortgage investors in multifamily real estate, the Partnership has been directly affected in the last four years by declining property performance. This decline is attributable to increased vacancy and rental concession losses caused by increased home ownership in the United States as discussed in previous filings. CAD generated by the Partnership has been, and continues to be, under pressure due to declines in property performance (which translates into less cash available for payment of base interest due under the bonds), increased short term borrowing rates, and increased operating expenses attributable in great part to the cost of the Partnership complying with FIN 46R and Sarbanes-Oxley. CAD, on a recurring basis by excluding the impact of the Clear Lake Colonies transaction, for 2005 was $0.42 per BUC compared to distributions of $0.54 per BUC for the year ended December 31, 2005. While property performance has been declining over the last several years, property values are at all time highs in terms of cap rates.

The Partnership acquired bonds that are structured to provide an enhanced federally tax-exempt yield as a result of a participation interest in the net cash flow and net capital appreciation through the payment of both base interest and contingent interest. As a result of the structure of the bonds, FIN 46R, as discussed above, requires the Partnership to consolidate the financial statements of the multifamily properties which secure the bonds owned by the Partnership. Management believes that the consolidation of these VIEs makes the Partnership’s GAAP financial statements confusing to many BUC holders and does not represent the true intent of the business strategy of the Partnership.

Given all of the Partnership dynamics discussed above, the General Partner believes it is appropriate to reposition the Partnership’s investment portfolio. The objective of this repositioning is to improve the quality and performance of the bond portfolio. Additionally, the General Partner believes it is possible to redeploy funds into investments that would not need to be consolidated under FIN 46R. If successful in this redeployment the Partnership will own a higher quality investment portfolio of tax-exempt mortgage revenue bonds that will be more clearly presented in the Partnership’s financial statements. Such financial statements would present financial information more in line with the stated objectives of the Partnership. The General Partner believes this would be a significant event for the Partnership and would substantially increase the understandability and transparency of the Partnership’s financial reports.

The General Partner of the Partnership remains committed to continuing to deliver on the Partnership’s business objectives. First and foremost, the General Partner intends to perpetuate the Partnership for the foreseeable future and there are no intentions to liquidate the Partnership at this time.

In order to achieve the objective of repositioning the Partnership’s investment portfolio the following may occur.

1. In order to capitalize on current multifamily property valuations the Partnership may call most of its bond investments thereby requiring a sale or refinancing to occur. This would allow the Partnership to realize additional returns up to the amount of accrued contingent interest on its bond investment. It may also allow the

Partnership to realize payment of taxable loans outstanding which are currently considered under-performing or non-performing assets,

2. The proceeds received from these transactions would be redeployed into other tax exempt multifamily oriented investments. Through this redeployment CAD is expected to increase by investing in assets that have the potential to generate a higher income as compared to some current investments. The Partnership will likely expand its bond investments well beyond traditional “80/20” bonds, and

3. The Partnership may be able to use a higher quality investment portfolio to obtain higher leverage to be used to acquire additional investments.

By triggering a terminal event for many of the Partnership’s investments:

1. The Partnership will be able to monetize its upside potential inherent in the current bond structures and increase the total assets of the Partnership,

2. Through the redeployment of proceeds received the Partnership may increase CAD through an expanded asset base and through the elimination of current under-performing or non-performing assets,

3. The Partnership’s accounting and financial reporting may be simplified by eliminating the VIEs currently consolidated by the Partnership under FIN 46R, and

4. By perpetuating the Partnership’s historically high dividend payout ratio, investor distributions will increase as CAD increases.

The Partnership continues to explore ways to grow which may include the filing of a registration statement in order to raise additional equity for the Partnership. Equity raises may allow the Partnership to realize better economies of scale and further enhance the generation of CAD. Growing the Partnership is critical in order to justify being a publicly traded entity and being able to spread the significantly increased costs of being public across a larger income base.

Off Balance Sheet Arrangements

As of December 31, 2005 and 2004, the Partnership invested in tax-exempt mortgage revenue bonds which are collateralized by multifamily housing projects. The multifamily housing projects are owned by entities that are not controlled by the Partnership. The Partnership has no equity interest in these entities and does not guarantee any obligations of these entities. The VIEs that are consolidated by the Partnership do not have off-balance sheet arrangements. The Partnership has financed the acquisition of some of its tax-exempt revenue bonds using the Merrill Lynch P-Float program. Although this financing involves placing the mortgage revenue bonds in trust in exchange for an interest in the trust, the transaction is treated as a leveraged financing and not a sale of the mortgage revenue bonds. Therefore, the Partnership continues to reflect the mortgage revenue bonds as assets in its balance sheet and does not have any off-balance sheet arrangements. The Partnership does not engage in trading activities involving non-exchange traded contracts. As such, the Partnership is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships. The Partnership does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Company or its related parties other than what is disclosed in Note 9 to the Company’s Financial Statements.

Contractual Obligations

The Company has the following contractual obligations as of December 31, 2005:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Debt financing	$64,675,000	$—	$7,895,000	$21,485,000	$35,295,000

The Company is also contractually obligated to pay interest on its long-term debt obligations.

Inflation

With respect to the financial results of the Partnership’s investment in tax-exempt mortgage revenue bonds, substantially all of the resident leases at the multifamily residential properties, which collateralize the Partnership’s tax-exempt mortgage revenue bonds, allow, at the time of renewal, for adjustments in the rent payable there under, and thus may enable the properties to seek rent increases. The substantial majority of these leases are for one year or less. The short-term nature of these leases generally serves to reduce the risk to the properties of the adverse effects of inflation; however, market conditions may prevent the properties from increasing rental rates in amounts sufficient to offset higher operating expenses. Inflation did not have a significant impact on the Partnership’s financial results for the years presented in this report.

Recent Accounting Pronouncements

There are no accounting pronouncements or interpretations that have been issued but not yet adopted by the Company that are expected to have a material impact on the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Partnership’s primary market risk exposures are interest rate risk and credit risk. The Partnership’s exposure to market risks relates primarily to its investments in tax-exempt mortgage revenue bonds and its debt financing.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Partnership’s control. The nature of the Partnership’s investment in the tax-exempt mortgage revenue bonds and the debt financing used to finance these investments exposes the Partnership to financial risk due to fluctuations in market interest rates. The tax-exempt mortgage revenue bonds bear base interest at fixed rates and may additionally pay contingent interest which fluctuates based upon the cash flows of the underlying property. As of December 31, 2005, the weighted average base rate of the tax-exempt mortgage revenue bonds was 6.7%. Accordingly, the interest income generated by the tax-exempt mortgage revenue bonds is generally fixed, except to the extent the underlying properties generate enough excess cash flow to pay contingent interest. Each of the bonds matures after 2010. Conversely, the interest rates on the Partnership’s floating rate debt financing fluctuate based on the BMA Index Rate, which resets weekly. Accordingly, the Partnership’s cost of borrowing will increase as the BMA Index Rate increases. As of December 31, 2005, the Partnership had total debt financing outstanding of $45,990,000. The weighted average effective interest rate for 2005 on the debt outstanding as of December 31, 2005 was approximately 3.2%. If the average BMA Index Rate, including fees, had increased or decreased by 100 basis points for the year ended December 31, 2005, the interest expense payments on this variable-rate debt financing would have increased or decreased by approximately $460,000, respectively.

In the event of a significant unfavorable fluctuation in interest rates, the Partnership may collapse each of its financing transactions by exercising the call feature of the respective bond securitization. The BMA Index Rate, net of any fees, ranged from 1.48% to 3.51% during the year ended December 31, 2004, while the base rates of the securitized tax-exempt mortgage revenue bonds range from 5.00% to 7.50% as of December 31, 2005. In the event that the BMA Index Rate rises dramatically and exceeds the base rate of the securitized tax-exempt mortgage revenue bonds, the trust would be collapsed as a result of insufficient interest from the underlying fixed-rate tax-exempt mortgage bond to service the floating rate senior interest obligations of the P-Float. Upon collapse of the trust, the Company would have to either refinance or sell the tax-exempt mortgage revenue bonds. A decrease in the net interest income earned through the structure of the securitizations would decrease cash available for distributions.

The Partnership is managing its interest rate risk on its debt financing by entering into interest rate cap agreements that cap the amount of interest expense it could pay on its floating rate debt financing as follows:

	Principal of	Effective			Purchase
Date Purchased	Debt Financing	Capped Rate		Maturity Date	Price	Counter Party

July 1, 2002	$20,000,000	3.90%		July 1, 2006	$489,000	Bear Stearns Financial Products, Inc.
November 1, 2002	$10,000,000	3.90%	(1)	November 1, 2007	$250,000	Bank of America
February 1, 2003	$15,000,000	4.40%	(2)	January 1, 2010	$608,000	Bank of America

(1)	The counterparty has the right to convert the cap into a fixed rate swap with an effective fixed interest rate to the Partnership of 3.50%.

(2)	The counterparty has the right to convert the cap into a fixed rate swap with an effective fixed interest rate to the Partnership of 3.85%.

Using the cap agreements, the Partnership is able to benefit from a low interest rate environment, while still remaining protected from a significant increase in the floating rates. Bank of America does have the right to convert two of the cap agreements to a fixed rate swap, in which case the Partnership’s interest expense would be fixed, but at higher interest rates than the current floating rate. Should the BMA Index Rate continue to remain low or further decline, Bank of America could exercise such option. The cap agreements are required to be marked to market with the difference recognized in earnings as interest expense which can result in significant volatility to reported net income over the term of the caps. The weighted-average effective rate on the debt financing, excluding the effect of marking the interest rate cap agreements to market, was 2.98% for the year ended December 31, 2005. Therefore, the average BMA Index Rate, including fees, would have had to increase by approximately 92 basis points during 2005 in order to reach the lowest level of the Partnership’s interest rate cap agreements.

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

As the above information incorporates only those material positions or exposures that existed as of December 31, 2005, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks on the Partnership will depend on the exposures that arise during the period, the Partnership’s risk mitigating strategies at that time and overall business and economic environment.

Cash Concentrations of Credit Risk

The Partnership’s cash and cash equivalents are deposited primarily in a trust account at a single financial institution and are not covered by the Federal Deposit Insurance Corporation.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
America First Tax Exempt Investors, L.P.

We have audited the accompanying consolidated balance sheets of America First Tax Exempt Investors, L.P. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, partners’ capital and comprehensive income (loss), and cash flows for each of two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Woodbridge Apartments of Louisville II, L.P. and Woodbridge Apartments of Bloomington III, L.P. (consolidated variable interest entities), which statements reflect total assets constituting 8% and 8% of consolidated total assets as of December 31, 2005 and 2004, respectively and total revenues constituting 17% and 18% of consolidated total revenues for the years ended December 31, 2005 and 2004, respectively. Such financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Woodbridge Apartments of Louisville II, L.P. and Woodbridge Apartments of Bloomington III, L.P., is based solely on the reports of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of America First Tax Exempt Investors, L.P. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2004, the Company adopted FASB Interpretation No. 46R “Accounting for Variable Interest Entities”.

/s/  DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 31, 2006

Report of Independent Auditors

To the Partners
Woodbridge Apartments of Louisville II, L.P.

We have audited the accompanying balance sheet of Woodbridge Apartments of Louisville II, L.P., a limited partnership, as of December 31, 2005, and the related statements of profit and loss, changes in partners’ capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodbridge Apartments of Louisville II, L.P. at December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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
January 28, 2006

Report of Independent Auditors

To the Partners
Woodbridge Apartments of Bloomington III, L.P.

We have audited the accompanying balance sheet of Woodbridge Apartments of Bloomington III, L.P., a limited partnership, as of December 31, 2005, and the related statements of profit and loss, changes in partners’ capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodbridge Apartments of Bloomington III, L.P. at December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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
January 28, 2006

Report of Independent Registered Public Accounting Firm

To the Partners
America First Tax Exempt Investors, L.P.:

We have audited the accompanying statements of operations, partners’ capital and comprehensive income (loss), and cash flows of America First Tax Exempt Investors, L.P. for the year ended December 31, 2003. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of America First Tax Exempt Investors, L.P. for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

Omaha, Nebraska
April 14, 2004

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2005	2004

Assets
Cash and cash equivalents	$3,298,605	$2,317,342
Restricted cash	3,116,340	3,045,027
Interest receivable	142,816	184,938
Tax-exempt mortgage revenue bonds	17,033,964	16,031,985
Other tax-exempt bond	12,000,000	3,909,181
Real estate assets:
Land	11,068,055	11,068,055
Buildings and improvements	96,936,222	95,487,804

Real estate assets before accumulated depreciation	108,004,277	106,555,859
Accumulated depreciation	(33,880,252)	(30,369,861)

Net real estate assets	74,124,025	76,185,998
Other assets	1,858,374	2,751,375
Assets held for sale	—	13,721,633

Total Assets	$111,574,124	$118,147,479

Liabilities
Accounts payable, accrued expenses and other liabilities	$5,917,600	$7,623,824
Distribution payable	1,341,534	1,341,536
Note payable	18,685,000	18,980,833
Debt financing	45,990,000	62,275,000

Total Liabilities	71,934,134	90,221,193

Commitments and Contingencies
Partners’ Capital
General partner	178,058	75,358
Beneficial Unit Certificate holders	88,827,326	78,659,842
Unallocated deficit of variable interest entities	(49,365,394)	(50,808,914)

Total Partners’ Capital	39,639,990	27,926,286

Total Liabilities and Partners’ Capital	$111,574,124	$118,147,479

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003

Revenues:
Rental revenues	$17,223,993	$16,553,050	$—
Mortgage revenue bond investment income	1,061,242	923,108	8,769,052
Other bond investment income	73,179	321,750	321,750
Other interest income	102,474	78,367	116,266
Gain on sale of securities	126,750	—	—

Total Revenues	18,587,638	17,876,275	9,207,068

Expenses:
Real estate operating (exclusive of items shown below)	10,380,043	9,510,810	—
Depreciation and amortization	3,238,873	3,437,774	48,155
Interest	2,119,798	1,801,006	1,615,179
General and administrative	2,028,366	1,484,598	1,139,070
Provision for loan losses	—	—	1,810,000
Hurricane related	—	771,666	—

Total Expenses	17,767,080	17,005,854	4,612,404

Income from continuing operations	820,558	870,421	4,594,664
Income (loss) from discontinued operations, (including gain on sale of $18,771,497 in 2005)	18,744,584	(557,477)	—

Income before cumulative effect of accounting change	19,565,142	312,944	4,594,664
Cumulative effect of accounting change	—	(38,023,001)	—

Net income (loss)	$19,565,142	$(37,710,057)	$4,594,664

Limited partners’ interest in net income per unit (basic and diluted):
Income from continuing operations	$0.58	$0.52	$0.46
Income from discontinued operations	1.16	—	—

Income before cumulative effect of accounting change	1.74	0.52	0.46
Cumulative effect of accounting change	—	0.21	—

Net income, basic and diluted, per unit	$1.74	$0.73	$0.46

Weighted average number of units outstanding, basic and diluted	9,837,928	9,837,928	9,837,928

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS, CAPITAL AND
COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2005, 2004 and 2003

				Unallocated			Accumulated
		Beneficial Unit		deficit of			Other
	General	Certificate holders		variable interest			Comprehensive
	Partner	# of units	Amount	entities	Total		Income

Balance at January 1, 2003	$60,823	9,837,928	$77,221,085	$—	$77,281,908		$3,850,776
Comprehensive income:
Net income	45,947		4,548,717	—	4,594,664
Unrealized gain on securities	8,211		812,854	—	821,065	(1)	821,065

Total comprehensive income					$5,415,729

Distributions paid or accrued	(53,661)		(5,312,482)	—	(5,366,143)

Balance at December 31, 2003	61,320	9,837,928	77,270,174	—	77,331,494		4,671,841
Comprehensive income:
Net income (loss)	72,436		7,171,122	(44,953,615)	(37,710,057)
Unrealized loss on securities	(4,737)		(468,972)	—	(473,709	)(1)	(473,709)
Cumulative effect of accounting change	—		—	(5,855,299)	(5,855,299)		(5,855,299)

Total comprehensive income					$(44,039,065)

Distributions paid or accrued	(53,661)		(5,312,482)	—	(5,366,143)

Balance at December 31, 2004	75,358	9,837,928	78,659,842	(50,808,914)	27,926,286		(1,657,167)
Comprehensive income:
Net income	1,021,216		17,100,407	1,443,519	19,565,142
Unrealized gain on securities	10,145		1,004,319	—	1,014,464	(1)	1,014,464

Total comprehensive income					$20,579,606

Distributions paid or accrued	(928,661)		(7,937,241)	—	(8,865,902)

Balance at December 31, 2005	$178,058	9,837,928	$88,827,327	$(49,365,395)	$39,639,990		$(642,703)

(1)	Gains recognized in net income during the years ended December 31, 2005, 2004, and 2003 were $126,750, $0, and $0, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended,
	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$19,565,142	$(37,710,057)	$4,594,664
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Cumulative effect of accounting change	—	38,023,001	—
Provision for loan losses	—	—	1,810,000
Depreciation and amortization expense	3,507,864	3,956,037	48,155
Gain on sale of securities	(126,750)	—	—
Gain on sale of discontinued operations	(18,771,497)	—	—
(Increase) decrease in interest receivable	42,122	(85,390)	(146,094)
Increase in other assets	812,482	(502,732)	339,726
Increase (decrease) in accounts payable and accrued expenses	(1,177,536)	1,447,399	(25,362)

Net cash provided by operating activities	3,851,827	5,128,258	6,621,089

Cash flows from investing activities:
Proceeds from sale of tax-exempt mortgage revenue bonds	4,026,750	500,000	180,000
Proceeds from sale of discontinued operations	32,196,883	—	—
Acquisition of tax-exempt mortgage revenue bonds	—	—	(20,020,000)
Acquisition of other tax-exempt bonds	(12,000,000)	(3,376,752)	—
(Increase) decrease in restricted cash	(71,313)	(379,477)	(204,135)
Capital expenditures	(1,069,126)	(227,200)	—
Principal payments received on tax-exempt bonds	21,666	1,667	—
Increase in cash due to consolidation of VIEs	—	505,178	—
Increase in taxable loans	—	(2,225,508)	(1,032,508)
Bond issuance costs paid	—	(67,344)	(128,854)
(Increase) decrease in other assets	—	5,000	(79,528)

Net cash provided by (used in) investing activities	23,104,860	(5,264,436)	(21,285,025)

Cash flows from financing activities:
Distributions paid	(8,865,904)	(5,366,143)	(5,358,630)
Principal payments on debt financings	(16,285,000)	(14,220,000)	(225,000)
Principal payments made on tax-exempt bonds	(295,833)	(119,167)	—
Principal payment on short-term financing	—	(9,000,000)	—
Acquisition of interest rate cap agreements	—	—	(608,000)
Proceeds from short-term financing	—	—	9,000,000
Proceeds from debt financing	—	9,000,000	8,020,000
Proceeds from refinancing of tax-exempt bonds to unrelated entity	—	19,100,000	—
Increase (decrease) in deposits and escrowed funds	(528,687)	379,477
Bond costs paid	—	(595,521)	—
Debt financing costs paid	—	(22,234)	(42,224)

Net cash provided by (used in) financing activities	(25,975,424)	(843,588)	10,786,146

Net (increase) decrease in cash and cash equivalents	981,263	(979,766)	(3,877,790)
Cash and cash equivalents at beginning of year	2,317,342	3,297,108	7,174,898

Cash and cash equivalents at end of year	$3,298,605	$2,317,342	$3,297,108

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$3,190,446	$1,905,570	$1,237,780

Non-cash financing activities:
Conversion of taxable loan to tax-exempt bond	$—	$2,823,248	$—

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

America First Tax Exempt Investors, L.P. (the “Partnership”) was formed on April 2, 1998 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. The Partnership will terminate on December 31, 2050 unless terminated earlier under the provisions of its Partnership Agreement. The general partner of the Partnership is America First Capital Associates Limited Partnership Two (the “General Partner” or “AFCA 2”). In this Form 10-K, the Partnership refers to America First Tax Exempt Investors, L.P. as a stand-alone entity. The Partnership with its consolidated variable interest entries (discussed below) is referred to as the Company.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities — an interpretation of ARB 51 (“FIN 46”). A modification to FIN 46 was released in December 2003 (“FIN 46R”). The Partnership adopted FIN 46R as of January 1, 2004 and, as a result, it is now required to consolidate the assets, liabilities and results of operations of certain entities that meet the definition of a “variable interest entity” (a “VIE”) into the Partnership’s financial statements. Management has determined that all but two of the entities which own multifamily apartment properties financed by the Partnership’s tax-exempt mortgage revenue bonds are VIEs of the Partnership. Because management determined that the Partnership is the primary beneficiary of each of these VIE pursuant to the terms of each tax-exempt mortgage revenue bond and the criteria within FIN 46R, the Partnership consolidated the assets, liabilities and results of these VIEs multifamily properties into the Partnership’s financial statements on January 1, 2004. All transactions and accounts between the Partnership and the consolidated VIEs, including the indebtedness underlying the tax-exempt mortgage bonds secured by the properties owned by the VIEs, have been eliminated in consolidation. Because each of the consolidated VIEs was created before January 1, 2004, the assets and liabilities of the VIEs were initially been measured at their carrying amounts with the net amount added to the Partnership’s balance sheet being recognized as the cumulative effect of a change in accounting principle. At January 1, 2004, the net assets of these VIEs, before related applicable elimination entries, consisted primarily of $2.5 million in restricted cash, $0.5 million in unrestricted cash, $93.5 million in investments in real estate, $2.6 million in other assets, $3.7 million in accounts payable and accrued expenses, $10.7 million in notes and interest payable and the $122.5 million in bonds payable. A $38.0 million loss was recorded as of January 1, 2004 from the cumulative effect of the change in accounting principle as a result of recording the net loss allocable to the Partnership’s variable interest in the VIEs.

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

Due to the implementation of FIN 46R, some of the Company’s significant accounting policies for 2005 and 2004 differ from the significant accounting policies for 2003.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid securities and investments in federally tax-exempt securities with maturities of three months or less when purchased.

Restricted Cash

Restricted cash, which is legally restricted to use, is comprised of resident security deposits, required maintenance reserves, escrowed funds and collateral for interest rate cap agreements as of December 31, 2005 and 2004. The Company must maintain unencumbered cash of $609,000 per the related interest rate cap collateral agreements.

Investment in Tax-Exempt Mortgage Revenue Bonds and Other Tax-Exempt Bonds

The Company accounts for its investments in tax-exempt mortgage revenue bonds and other tax-exempt bonds under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  SFAS No. 115 requires investments in securities to be classified as one of the following: 1) held-to-maturity, 2) available-for-sale, or 3) trading securities. All of the Company’s investments in tax-exempt mortgage revenue bonds and other tax-exempt bonds are classified as available-for-sale. Investments classified as available-for-sale are reported at estimated fair value with the net unrealized gains or losses reflected in other comprehensive income. Unrealized gains and losses do not affect the cash flow of the bonds, distributions to BUC holders, or the characterization of the tax-exempt interest income of the financial obligation of the underlying collateral.

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

The interest income received by the Company from its investment in tax-exempt mortgage revenue bonds is dependent upon the net cash flow of the underlying properties. Base interest income on fully-performing tax-exempt mortgage revenue bonds is recognized as it is accrued. Tax-exempt bonds are considered to be fully-performing if the bond is currently meeting all of its obligations. Base interest income on tax-exempt mortgage revenue bonds not fully performing is recognized as it is received. Past due base interest on tax-exempt mortgage revenue bonds, which are or were previously not fully performing, is recognized as received. Contingent interest income, which is only received by the Company if the properties financed by the tax-exempt mortgage revenue bonds generate excess available cash flow as set forth in each bond, is recognized as received. The Company reinstates the accrual of base interest once the tax-exempt mortgage revenue bond’s ability to perform is adequately demonstrated. As of December 31, 2005 and 2004 the Company’s tax-exempt mortgage revenue bonds were fully performing as to their base interest.

Interest income on other tax-exempt bonds is recognized as earned.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company eliminates all but two of the tax-exempt mortgage revenue bonds and the associated interest income and interest receivable when it consolidates the underlying real estate collateral in accordance with FIN 46R.

Debt Financing

The Company has financed the acquisition of and/or securitized a portion of its tax-exempt mortgage revenue bond portfolio using securitizations through the Merrill Lynch P-Float program. Through this program, the Partnership transfers a tax-exempt mortgage revenue bond into a trust which issues two types of securities, senior securities (“P-Floats”) and subordinated residual interest securities (“RITES”). The P-Floats are floating rate securities representing a beneficial ownership interest in the outstanding principal and interest of the tax-exempt mortgage revenue bond credit enhanced by Merrill Lynch (or a Merrill Lynch affiliate) and sold to institutional investors. The RITES are issued to the Partnership and represent a beneficial ownership interest in the remaining interest on the underlying tax-exempt mortgage revenue bond. The Partnership maintains a call right on the senior floating rate securities and, upon exercise of such right, may collapse the trusts and, therefore, retains a level of control over the tax-exempt mortgage revenue bond. In order to collapse the trusts, the cost is equal to the par amount plus 20% of any increase in the market value of the underlying bonds. The Partnership accounts for the securitization transactions in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Partnership has determined that control is maintained by the Company over the transferred assets in these transactions. Therefore, the Company accounts for these transactions as secured borrowings and not sales transactions.

Deferred Financing Costs

Debt financing costs are capitalized and amortized on a straight-line basis over the stated maturity of the related debt financing agreement, which approximates the effective interest method. Bond issuance costs are capitalized and amortized on a straight-line basis over the stated maturity of the related tax-exempt mortgage revenue bonds, which approximates the effective interest method. As of December 31, 2005 and 2004, debt financing costs and bond issuance costs of $566,687 and $589,013, respectively, were included in other assets. These costs are net of accumulated amortization of $139,365 and $123,238 as of December 31, 2005 and 2004, respectively.

Income Taxes

No provision has been made for income taxes since the BUC holders are required to report their share of the Partnership’s taxable income for federal and state income tax purposes. Some of the consolidated VIEs are corporations that are subject to federal and state income taxes. These VIEs have historically realized taxable losses resulting in deferred tax assets. At December 31, 2005 and 2004, the Company evaluated whether it was more likely than not that any deferred tax assets would be realized. The Company has recorded a valuation allowance against the remaining deferred tax assets since the realization of these future benefits is not more likely than not.

Net Income per BUC

Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each year presented. The Partnership has no dilutive equity securities and, therefore, basic net income per BUC is the same as diluted net income per BUC. The following table provides a reconciliation of net income per BUC holder:

	Years Ended December 31,
	2005	2004	2003

Calculation of limited partners’ interest in income from continuing operations:
Income from continuing operations	$820,558	$870,421	$4,594,664
Less: general partners’ interest in income from continuing operations	58,113	51,804	45,947

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2005	2004	2003

Unallocated loss related to variable interest entities	(4,990,731)	(4,309,967)	—

Limited partners’ interest in income from continuing operations	$5,753,176	$5,128,584	$4,548,717

Calculation of limited partners’ interest in income from discontinued operations:
Income (loss) from discontinued operations	$18,744,584	$(557,477)	$—
Less: general partner’s interest in income (loss) from discontinued operations	963,103	—	—
Unallocated income (loss) related to variable interest entities	6,434,250	(557,477)	—

Limited partners’ interest in discontinued operations	$11,347,231	$—	$—

Calculation of limited partners’ interest in income before cumulative effect of accounting change:
Net income (loss)	$19,565,142	$312,944	$4,594,664
Less: general partners’ interest in net income	1,021,216	51,804	45,947
Unallocated income (loss) related to variable interest entities	1,443,519	(4,867,444)	—

Limited partners’ interest in income before cumulative effect	$17,100,407	$5,128,584	$4,548,717

Calculation of limited partners’ interest in cumulative effect of accounting change:
Cumulative effect of accounting change	$—	$(38,023,001)	$—
Less: general partners’ interest in cumulative effect of accounting change	—	20,632	—
Unallocated loss related to variable interest entities	—	(40,086,171)	—

Limited partners’ interest in cumulative effect of accounting change	$—	$2,042,538	$—

Calculation of limited partners’ interest in net income
Net income (loss)	$19,565,142	$(37,710,057)	$4,594,664
Less general partner’s interest in net income	1,021,216	72,436	45,947
Unallocated loss related to variable interest entities	1,443,519	(44,953,615)	—

Limited partners’ interest in net income	$17,100,407	$7,171,122	$4,548,717

Weighted average number of units outstanding, basic and diluted	9,837,928	9,837,928	9,837,928

Limited partners’ interest in net income per BUC (basic and diluted):
Income from continuing operations	$0.58	$0.52	$0.46
Income from discontinued operations	1.16	—	—

Income before cumulative effect of accounting change	1.74	0.52	0.46
Cumulative effect of accounting change	—	0.21	—

Net income	$1.74	$0.73	$0.46

Derivative Instruments and Hedging Activities

The Company accounts for its derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). SFAS No. 133 requires the recognition of all derivative instruments as assets or liabilities in the Company’s consolidated balance sheets and measurement of these instruments at fair value. The accounting treatment is dependent upon whether or not a

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivative instrument is designated as a hedge and, if so, the type of hedge. The Company’s interest rate cap agreements do not have a specific hedge designation under SFAS No. 133, and therefore changes in fair value are recognized in the consolidated statements of operations as interest expense. The Company is exposed to loss should a counterparty to its derivative instruments default. The fair value of the interest rate cap agreements are determined based upon current fair values as quoted by recognized dealers.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation primarily related to the presentation of discontinued operations.

Significant accounting policies for 2005 and 2004

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

Management reviews each property for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based upon comparing the net book value of each real estate property to the sum of its estimated undiscounted future cash flows. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value. There were no impairment losses recognized during the years ended December 31, 2005 and 2004.

Revenue Recognition on Investments in Real Estate

The Partnership’s VIEs are lessors of multifamily rental units under operating leases with terms of one year or less. Rental revenue is recognized, net of rental concessions, on a straight-line method over the related lease term.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant accounting policies for 2003

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

In 2005 and 2004, the Company eliminates all the taxable loans and associated interest income and interest receivable in conjunction with the consolidation of the VIEs.

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

Net Interest Income, as defined in the Agreement of Limited Partnership, will be distributed 99% to the BUC holders and 1% to AFCA 2. The portion of Net Residual Proceeds, as defined in the Limited Partnership Agreement, representing a return of principal will be distributed 100% to the BUC holders.

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

The unallocated deficit of the VIEs is primarily comprised of the accumulated historical net losses of the VIEs as of January 1, 2004 (FIN 46R implementation date) and the VIEs’ net losses for the years ended December 31, 2005 and 2004. The cumulative effect of the change in accounting principle, excluding the reversal of the allowance for loan losses related to losses recorded on the Partnership’s balance sheet prior to the adoption of FIN 46R, as well as the losses recognized by the VIEs are not allocated to the General Partner and BUC holders as such activity is not contemplated by, or addressed in, the Agreement of Limited Partnership.

Cash distributions are currently made on a quarterly basis but may be made on a monthly or semiannual basis at the election of AFCA 2.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s financial statements reflect the following investments in tax-exempt mortgage revenue bonds as of December 31, 2005 and 2004:

	December 31, 2005
Description of Tax-Exempt		Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	Cost	Gain	Loss	Fair Value

Chandler Creek Apartments	$11,500,000	$—	$(141,450)	$11,358,550
Clarkson College	6,176,667	—	(501,253)	5,675,414

	$17,676,667	$—	$(642,703)	$17,033,964

	December 31, 2004
Description of Tax-Exempt		Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	Cost	Gain	Loss	Fair Value

Chandler Creek Apartments	$11,500,000	$—	$(1,171,001)	$10,328,999
Clarkson College	6,198,333	—	(495,347)	5,702,986

	$17,698,333	$—	$(1,666,348)	$16,031,985

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

The Partnership continues to own the Series B bonds. Because those bonds are subordinate to the Series A bonds, the Company has determined that it is the primary beneficiary of the VIE under FIN 46R. As the primary beneficiary under FIN 46R, the Company is required to consolidate the VIE. The VIE’s principal amount due on these bonds was $25,130,833 as of December 31, 2004. The Partnership’s investment in the Series B bonds for $6,150,000 and the VIE’s related bonds payable eliminate in consolidation. The $18,685,000 and $18,980,833 in note payable included in the consolidated balance sheet as of December 31, 2005 and 2004, respectively, is the

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining obligation of the consolidated VIE which owns the property securing the bonds. The bonds mature in June 2034.

All of the tax-exempt mortgage revenue bonds that the Partnership owns have been issued to provide construction and/or permanent financing of multifamily residential properties. Each year the Partnership makes an assessment of the fair value of these bonds by estimating the present value of the expected cash flows using a discount rate for comparable tax-exempt investments. The table below details the fair value of the securities that were in an unrealized loss position as of December 31, 2005 and 2004 and any unrealized losses associated with those securities as of December 31, 2005 and 2004:

	Fair Value of	Unrealized
	Securities	Losses

December 31, 2005:
Loss position for less than 12 months	$—	$—
Loss position for greater than 12 months	17,033,964	(642,703)

	$17,033,964	$(642,703)

December 31, 2004:
Loss position for less than 12 months	$5,702,986	$(495,347)
Loss position for greater than 12 months	10,328,999	(1,171,001)

	$16,031,985	$(1,666,348)

A portion of the unrealized losses as of December 31, 2005 and 2004 relate to the Chandler Creek tax-exempt mortgage revenue bonds. These bonds are in default and a forbearance agreement was signed during 2004 at a rate below the current market rate. The current unrealized losses are not considered to be other-than-temporary because the Partnership has the intent and ability to hold these securities until their value recovers or until maturity if necessary. The unrealized loss will continue to fluctuate each reporting period based on the market conditions and present value of the expected cash flows.

Descriptions of the properties collateralizing the tax-exempt mortgage revenue bonds and other tax-exempt bonds and certain terms of such bonds are as follows:

					Principal
			Base		Outstanding at	Income
		Maturity	Interest		Dec. 31,	Earned in
Property Name	Location	Date	Rate		2005	2005

Chandler Creek Apartments	Round Rock, TX	11/1/2042	6.0	%(1)	$11,500,000	$690,000
Clarkson College	Omaha, NE	11/1/2035	6.0%		6,176,667	371,242

Total Tax-Exempt Mortgage Bonds					$17,676,667	$1,061,242

Investment in Other Tax-Exempt Bonds		9/1/2017	Variable(3)		$12,000,000	$46,192

Total Other Tax-Exempt Bonds					$12,000,000	$46,192

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Principal
			Base		Outstanding at	Income
		Maturity	Interest		Dec. 31,	Earned in
Property Name	Location	Date	Rate		2004	2004

Chandler Creek Apartments	Round Rock, TX	11/1/2042	6.0	%(1)	$11,500,000	$716,325
Clarkson College	Omaha, NE	11/1/2035	6.0%		6,198,333	206,783

					$17,698,333	$923,108

Investment in Museum Towers(2)		12/1/2026	8.25%		$3,909,181	$321,750

Total Other Tax-Exempt Bonds					$3,909,181	$321,750

(1)	The base interest rate is effective per the current forbearance agreement and will terminate upon the earlier of a restructuring of the bonds or June 15, 2006.

(2)	The Company sold its entire interest in the Museum Tower bonds during the first quarter of 2005. The carrying cost of the investment was $3,900,000 and the net proceeds from the sale were $4,026,750 resulting in a gain on the sale of securities of $126,750.

(3)	The Variable rate on this investment resets weekly. The Rate is based on the BMA rate which was 3.51% at December 31, 2005.

5.	Real Estate Assets

The detail of real estate assets as of December 31, 2005 and December 31, 2004 is as follows:

					Carrying
				Buildings	Value at
		Number		and	Dec. 31,
Property Name	Location	of Units	Land	Improvements	2005

Ashley Point at Eagle Crest	Evansville, IN	150	$321,489	$6,092,695	$6,414,184
Ashley Square	Des Moines, IA	144	650,000	6,111,243	6,761,243
Bent Tree Apartments	Columbia, SC	232	986,000	11,025,115	12,011,115
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	7,968,687	8,819,087
Iona Lakes Apartments	Ft. Myers, FL	350	1,900,000	15,924,621	17,824,621
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	10,543,512	11,940,312
Northwoods Lake Apartments	Duluth, GA	492	3,787,500	21,720,420	25,507,920
Woodbridge Apts. of Bloomington III	Bloomington, IN	280	656,346	10,142,069	10,798,415
Woodbridge Apts. of Louisville II	Louisville, KY	190	519,520	7,407,860	7,927,380

					108,004,277
Less accumulated depreciation					(33,880,252)

Balance at December 31, 2005					$74,124,025

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Carrying
				Buildings	Value at
		Number		and	Dec. 31,
Property Name	Location	of Units	Land	Improvements	2004

Ashley Point at Eagle Crest	Evansville, IN	150	$321,489	$5,951,118	$6,272,607
Ashley Square	Des Moines, IA	144	650,000	5,865,440	6,515,440
Bent Tree Apartments	Columbia, SC	232	986,000	10,958,659	11,944,659
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	7,825,725	8,676,125
Iona Lakes Apartments	Ft. Myers, FL	350	1,900,000	15,729,856	17,629,856
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	10,258,822	11,655,622
Northwoods Lake Apartments	Duluth, GA	492	3,787,500	21,653,946	25,441,446
Woodbridge Apts. of Bloomington III	Bloomington, IN	280	656,346	9,990,707	10,647,053
Woodbridge Apts. of Louisville II	Louisville, KY	190	519,520	7,253,531	7,773,051

					106,555,859
Less accumulated depreciation					(30,369,861)

Balance at December 31, 2004					$76,185,998

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

6.	Discontinued Operations and Assets Held for Sale

On July 22, 2005, the Partnership entered into a purchase and sale agreement (the “Agreement”) to sell a 316-unit multi-family housing project located in West Palm Beach, Florida known as Clear Lake Colony Apartments (the “Project”). The project was sold to Development Resources Group, LLC, a Florida limited liability company. There is no affiliation between Development Resources Group, LLC and the Partnership or of its affiliates or any officer or manager of The Burlington Capital Group LLC (the general partner of AFCA 2). The Agreement provided for a sales price of $33,375,000 for all of the land, buildings, building improvements, certain personal property, current lease agreements and other assets associated with the Project. On November 10, 2005, the sale closed resulting in an estimated taxable gain to the Partnership of approximately $12.4 million and a GAAP basis gain of approximately $18.8 million for the Company. The Partnership received cash proceeds of approximately $32.2 million, net of transaction related costs.

Because Clear Lake Colony Acquisition Corp, the owner of the Project (“Clear Lake”), defaulted on its bond obligations to the Partnership, the Partnership acquired sole ownership of the Project by way of deed in lieu of foreclosure immediately prior to the Partnership’s sale of the Project to the Purchaser.

As a result of the foregoing, during 2005, the Project met the criteria under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) as a discontinued operation and is classified as such in the consolidated results of operations and as an asset held for sale in the consolidated balance sheets. Under SFAS No. 144, an asset is generally considered to qualify as held for sale when: i) management, having the authority to approve the action, commits to a plan to sell the asset, ii) the asset is available for immediate sale in its present condition, iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated at a price that is reasonable in relation to its current fair value and iv) the sale of the asset is

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year. There are no significant liabilities associated with assets held for sale. The following table presents a balance sheet for the assets held for sale on the balance sheet as of December 31, 2005 and December 31, 2004:

	Dec. 31,	Dec. 31,
	2005	2004

Land	$—	$3,000,000
Buildings and improvements	—	13,169,847

Real estate assets before accumulated depreciation	—	16,169,847
Accumulated depreciation	—	(2,448,214)

Net assets held for sale	$—	$13,721,633

The following table presents the revenues and net loss, excluding gain on sale of $18,771,497 for the discontinued operations:

	Year Ended December 31,
	2005	2004

Rental Revenues	$2,469,924	$2,456,358
Expenses	2,496,837	3,013,835

Net Loss	$(26,913)	$(557,477)

In conjunction with the Clear Lake transaction, the general partner’s Board of Managers approved a special distribution to the BUC holders. As described in Note 3, all distributions to the partners are governed by the Agreement of Limited Partnership. In accordance with the Agreement of Limited Partnership, this special distribution is considered a distribution of Net Residual Proceeds. All of the Clear Lake sale proceeds are classified as Tier 2 Net Residual Proceeds. The Board approved a special distribution of $3.5 million from the Net Residual Proceeds from the Clear Lake Colony sale. As this is a Tier 2 distribution, approximately $2.6 million or 75% of the total distribution was paid to BUC holders of record as of November 30, 2005 and approximately $0.9 million was paid to the General Partner in the fourth quarter of 2005.

In addition to the one-time distribution to BUC holders and the General Partner, a portion of the proceeds were used to pay a $359,000 deferred administrative fees to the General Partner. The General Partner had deferred payment of these administrative fees without interest since 1989. Due to the gain realized on this transaction, the General Partner elected to receive these fees. As previously disclosed in our annual reports on Form 10-K, this amount was to be accrued when it was probable that payment would occur. The Partnership paid $359,000 of administrative expense during 2005 and therefore recognized the expense in 2005.

The Partnership used $16,000,000 of the proceeds for the repayment of debt. The remaining proceeds from the sale of approximately $12.4 million were reinvested in accordance with the Partnership’s investment strategy.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt Financing

The terms of the Company’s debt financing are as follows:

	Outstanding
	Debt Financing
Securitized Tax-Exempt Mortgage	at Dec. 31,	Original	Year	Stated	Effective
Bond and Pledged Collateral	2005	Debt Financing	Acquired	Maturity	Rate(1)

Lake Forest Apartments	$10,355,000	$10,590,000	2001	Dec. 2009	3.09%
Bent Tree Apartments	11,130,000	11,130,000	2000	Dec. 2010	3.29%
Iona Lakes Apartments	16,610,000	17,155,000	2000	April 2011	3.20%
Fairmont Oaks Apartments	7,895,000	8,020,000	2003	April 2007	3.24%

Total debt financing	$45,990,000	$46,895,000

(1)	Represents the average effective interest rate, including fees, for the year ended December 31, 2005.

The securitization transactions which give rise to this debt financing are accounted for as secured borrowings and, in effect, provide variable-rate financing for the acquisition of new, or the securitization of existing, tax-exempt mortgage revenue bonds. Accordingly, the $45,990,000 of tax-exempt mortgage revenue bonds financed are required to be held in trust and the subordinated interests (“RITES”) totaling $20,000 are classified as other assets.

The Company did not recognize a gain or loss in connection with any of the secured borrowings.

The Company’s financing is concentrated with one provider through the P-Float program. As such, the Company periodically monitors the provider’s ability to continue to perform.

As described in Note 4, the Company also has $18,685,000 outstanding as a note payable related to Northwoods Lakes Apartments. The debt matures in June 2034 and has a fixed interest rate of 4.99% as of December 31, 2005. The interest rate is fixed through June 2014. Subsequent to June 2014, the interest rate converts to a variable interest rate.

The Company’s aggregate borrowings as of December 31, 2005 contractually mature over the next five years and thereafter as follows:

2006	$—
2007	7,895,000
2008	—
2009	10,355,000
2010	11,130,000
Thereafter	35,295,000

Total	$64,675,000

8.	Transactions with Related Parties

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004	2003	2002	2001

Reimbursable salaries and benefits	$705,559	$558,188	$569,224	$681,762	$601,032
Clarkson taxable loan advance	—	1,756,898	566,803	—	—
Costs capitalized by the Partnership	6,388	133,584	189,188	198,028	79,225
Other expenses	271,566	153,403	140,730	114,292	44,283
Insurance	138,209	115,970	113,202	73,684	61,719
Professional fees and expenses	379,168	309,863	68,167	92,986	152,639
Investor services and custodial fees	34,323	35,285	32,569	45,228	58,511
Registration fees	44,597	22,852	21,478	21,474	18,348
Report preparation and distribution	21,409	25,133	18,843	29,523	28,751
Consulting and travel expenses	27,751	10,970	7,828	15,245	78,148
Telephone	6,479	4,785	5,391	5,339	4,788

	$1,635,449	$3,126,931	$1,733,423	$1,277,561	$1,127,444

AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any its tax-exempt mortgage revenue bonds or other tax-exempt investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. For the years ended December 31, 2005, 2004, and 2003, the Partnership paid administrative fees to AFCA 2 of $82,518, $86,882, and $17,550, respectively. In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the tax-exempt mortgage revenue bonds held by the Partnership. These administrative fees also equal 0.45% per annum of the outstanding principal balance of these tax-exempt mortgage revenue bonds and totaled $317,523, $311,258, and $303,972, in 2005, 2004, and 2003, respectively. Although these third party administrative fees are not Partnership expenses, they have been reflected in the accompanying financial statements of the Company as a result of the consolidation of the VIEs. Such fees are payable by the financed property prior to the payment of any contingent interest on the tax-exempt mortgage revenue bonds secured by these properties. If the Partnership were to acquire any of these properties in foreclosure, it would assume the obligation to pay the administrative fees relating to mortgage revenue bonds on these properties. During 2005, AFCA 2 also received approximately $359,000 in deferred administrative fees from the Partnership which related to the year ended December 31, 1989. Such deferred administrative fees became payable as a result of the gain realized by the Partnership from the sale of Clear Lake Colony Apartments.

Accounts payable as of December 31, 2005 included accrued amounts for reimbursable costs and expenses and administrative fees due to AFCA 2 of $93,656. As of December 31, 2004, the Partnership had prepaid $18,787 of reimbursable costs and expenses.

AFCA 2 earned mortgage placement fees of $14,319 during the year ended December 31, 2004 in connection with the acquisition of the Clarkson College tax-exempt mortgage revenue bonds during 2004. The mortgage placement fees were paid by the owners of the respective student housing property and, accordingly, have not been reflected in the accompanying consolidated financial statements since it is not considered a VIE. There were no similar fees earned in 2005.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An affiliate of AFCA 2, America First Properties Management Company LLC, was retained to provide property management services for Ashley Square, Northwoods Lake Apartments, Ashley Pointe at Eagle Crest, Iona Lakes Apartments, Clear Lake Colony Apartments, Bent Tree Apartments, Lake Forest Apartments and Fairmont Oaks Apartments (beginning in April 2003). The management fees paid to the affiliate of AFCA 2 amounted to $756,348 in 2005, $686,425 in 2004 and $620,556 in 2003. These management fees are not Partnership expenses but are recorded by each applicable VIE entity and, accordingly, have been reflected in the accompanying consolidated financial statements. Such fees are paid out of the revenues generated by the properties owned by the VIEs prior to the payment of any interest on the tax-exempt mortgage revenue bonds and taxable loans held by the Partnership on these properties.

The equity in the VIEs is held by individuals or entities affiliated with the Partnership for all properties except for Ashley Point Apartments, L.P., Woodbridge Apartments of Bloomington III and Woodbridge Apartments of Louisville II.

9.	Interest Rate Cap Agreements

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

Interest rate cap expense, which is the result of marking the interest rate cap agreements to market, reduced expense by $364,969 for the year ended December 31, 2005, and increased expense $117,916, and $360,549 for the years ended December 31, 2004 and 2003, respectively. These are free-standing derivatives.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Fair Value of Financial Instruments

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

Cash and cash equivalents, restricted cash, interest receivable, interest rate cap agreements and distribution payable:  Fair value approximates the carrying value of such assets and liabilities due to the Company’s accounting policy and/or short-term nature.

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

11.	Commitments and Contingencies

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

12.	Recent Accounting Pronouncements

There are no accounting pronouncements that have been issued but not yet adopted by the Company that are expected to have a material impact on the consolidated financial statements.

13.	Segments

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

The VIE segment

As a result of the effect of FIN 46R, management more closely monitors and evaluates the financial reporting associated with and the operations of the VIEs. Management performs such evaluation separately from the operations of the Partnership through interaction with the third party property management companies which are under contract to manage the VIEs’ multifamily apartment properties. Management effectively treats the Partnership and the VIEs as separate and distinct businesses.

The VIE’s primary operating strategy focuses on multifamily apartment properties as long-term investments. The VIE’s operating goal is to generate increasing amounts of net rental income from these properties that will allow it to service debt. In order to achieve this goal, management of these multifamily apartment properties is focused on: (i) maintaining high economic occupancy and increasing rental rates through effective leasing, reduced

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties; and (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas. As of December 31, 2005, the Company consolidated nine VIE multifamily apartment properties. The VIEs multifamily apartment properties are located in the states of Florida, Georgia, Iowa, Indiana, Kentucky and South Carolina.

The following table details certain key financial information for the Company’s reportable segments for the three years ended December 31, 2005:

	2005	2004	2003

Total revenue
Partnership	$10,747,148	$9,228,505	$9,207,068
VIEs	17,223,993	16,553,050	—
Consolidation/eliminations	(9,383,503)	(7,905,280)	—

Total revenue	$18,587,638	$17,876,275	$9,207,068

Net income before cumulative effect of accounting change
Partnership	$18,121,622	$5,180,388	$4,594,664
VIEs	(863,054)	(5,557,267)	—
Consolidation/eliminations	2,306,574	689,823	—

Net income before cumulative effect of accounting change	$19,565,142	$312,944	$4,594,664

Net income (loss)
Partnership	$18,121,622	$7,243,558	$4,594,664
VIEs	(863,054)	(43,392,588)	—
Consolidation/eliminations	2,306,574	(1,561,027)	—

Net income (loss)	$19,565,142	$(37,710,057)	$4,594,664

Total assets
Partnership	$128,782,494	$132,545,347
VIEs	88,088,358	96,613,572
Consolidation/eliminations	(105,296,728)	(111,011,440)

Total assets	$111,574,124	$118,147,479

Total partners’ capital
Partnership	$80,970,212	$70,759,037
VIEs	(66,557,422)	(43,392,588)
Consolidation/eliminations	25,227,200	559,837

Total partners’ capital	$39,639,990	$27,926,286

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Summary of Unaudited Quarterly Results of Operations

	March 31,	June 30,	September 30,	December 31,

2005
Revenues	$4,676,796	$4,532,543	$4,516,909	$4,861,390
Income (loss) from continuing operations	790,811	(10,274)	(469,108)	509,129
Income (loss) from discontinued operations, (including gain on sale of $18,771,497 in 4th qtr 2005)	12,303	35,452	(158,934)	18,855,763

Net income (loss)	$803,114	$25,178	$(628,042)	$19,364,892

Income (loss) from continuing operations, per BUC	$0.16	$0.09	$0.09	$0.24
Income from discontinued operations	—	—	—	1.16

Net income, basic and diluted, per BUC	$0.16	$0.09	$0.09	$1.40

	March 31,	June 30,	September 30,	December 31,

2004
Revenues	$4,505,675	$4,579,011	$4,270,240	$4,521,349
Income (loss) from continuing operations	245,797	796,531	(1,252,611)	1,080,704
Income (loss) from discontinued operations	19,535	(12,868)	(111,750)	(452,394)
Cumulative effect of accounting change	(38,023,001)	—	—	—

Net income (loss)	$(37,757,669)	$783,663	$(1,364,361)	$628,310

Income from continuing operations before cumulative effect of accounting change, per BUC	$0.07	$0.20	$0.09	$0.15
Income from discontinued operations	—	—	—	—
Cumulative effect of accounting change, per BUC	0.21	—	—	—

Net income, basic and diluted, per BUC	$0.28	$0.20	$0.09	$0.15

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On September 16, 2004, the audit committee of the Registrant’s general partner terminated the engagement of KPMG LLP (the “Former Accountant”) as the principal independent accountant of the Registrant. The Former Accountant’s reports for the past two (2) fiscal years did not contain any adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope or accounting principles, with the exception of the Former Accountant’s audit report, dated April 14, 2004, on the financial statements of the Registrant as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003, which was modified to include a paragraph stating the following, “As discussed in note 2 to the financial statements, the Partnership has restated its balance sheet as of December 31, 2002 and its statements of income and comprehensive income, partners’ capital and cash flows for the year then ended.” The modification to the Former Accountant’s opinion referred to the restatement resulting from the Registrant’s accounting for its derivative instruments.

In connection with the Former Accountant’s audits of the Registrant for the two (2) most recent fiscal years and through September 16, 2004, there have been no disagreements between the Registrant and the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountant, would have caused the Former Accountant to make reference thereto in its report on the financial statements for such years. No “reportable events” (as defined by Item 304(a)(1)(v) of Regulation S-K) occurred during the two (2) most recent fiscal years and through September 16, 2004, with the exception of the following: (1) during the completion of the audit of the Registrant’s annual financial statements for the year ended December 31, 2003, the Registrant and its’ external auditors identified a material weakness in the operation of its internal controls over financial reporting with respect to the accounting for its derivative instruments. In response to this material weakness, the Registrant now obtains fair market value quotations from independent sources as of the end of each reporting period to ensure that the proper mark to market adjustment is recorded for the derivative instruments owned by the Registrant; (2) a reportable condition was also noted over the impairment evaluation of the Registrant’s taxable loans. In response to this reportable condition, the Registrant modified its valuation model used to test for impairment of its taxable loans; and (3) during the quarter June 30, 2004, the Registrant and its’ external auditors identified a material weakness in internal control over the consolidation of variable interest entities. In response to this material weakness, the Registrant has modified its disclosure controls and procedures to place additional emphasis on the review of the consolidation of variable interest entities.

The Audit Committee of the Registrant’s General Partner engaged Deloitte & Touche LLP (the “New Accountant”) as the Registrant’s principal independent accountant. On October 27, 2004, the Registrant was formally notified that the New Accountant had completed its client acceptance procedures and had accepted the Registrant as a client.

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.  The Partnership’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Partnership’s current disclosure controls and procedures are effective.

(b) Changes in internal controls over financial reporting.  There were no changes in the Partnership’s internal over financial reporting during the Partnership’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting, other than, in December 2005 and January 2006 the accounting department experienced personnel turnover which resulted in a lack of segregation of duties during the year-end financial close and reporting process. Management implemented mitigating controls and has concluded that the internal controls over financial reporting functioned effectively.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The Partnership has no directors or officers of its own. Management of the Partnership consists of the General Partner of the Partnership, America First Capital Associates Limited Partnership Two (“AFCA 2”) and its general partner, The Burlington Capital Group LLC (formerly America First Companies, L.L.C.) (“Burlington”).

The following individuals are the officers and managers of Burlington, and each serves for a term of one year.

Name	Position Held	Position Held Since

Michael B. Yanney	Chairman of the Board and Manager	1984
Lisa Y. Roskens	President, Chief Executive Officer and Manager	2001/2000/1999
Michael J. Draper	Chief Financial Officer	2004
Mariann Byerwalter	Manager(2)	1997
Dr. William S. Carter	Manager(2)	2003
James O. Ellis	Manager(2)	2005
Patrick J. Jung	Manager(1)(2)	2003
George H. Krauss	Manager	2001
Dr. Martin A. Massengale	Manager(1)(2)	1994
Dr. Gail Walling Yanney	Manager	1996
Clayton K. Yeutter	Manager(1)(2)	2001

(1)	Member of the Burlington Audit Committee. The Board of Managers has designated Mr. Jung as the “audit committee financial expert” as such term is defined in Item 401(h) of SEC Regulation S-K.

(2)	Determined to be independent under both Section 10A of the Securities Act of 1934 and under the NASDAQ Marketplace rules.

Michael B. Yanney, 72, has served as the Chairman of the Board of Burlington and its predecessors since 1984. From 1977 until the organization of Burlington in 1984, Mr. Yanney was principally engaged in the ownership and management of commercial banks. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of America First Apartment Investors, Inc., Level 3 Communications, Inc. and Magnum Resources, Inc. Mr. Yanney is the husband of Gail Walling Yanney and the father of Lisa Y. Roskens.

Lisa Y. Roskens, 39, is Chief Executive Officer and President of Burlington. From 1999 to 2000, Ms. Roskens was managing Director of Twin Compass, LLC. From 1997 to 1999, Ms. Roskens was employed by Inacom Corporation where she held the position of Director of Business Development and Director of Field Services Development. From 1995 to 1997, Ms. Roskens served as Finance Director for the U.S. Senate campaign of Senator Charles Hagel of Nebraska. From 1992 to 1995, Ms. Roskens was an attorney with the Kutak Rock LLP law firm in Omaha, Nebraska, specializing in commercial litigation. Ms. Roskens is the daughter of Michael B. Yanney and Gail Walling Yanney. Ms. Roskens also serves on the Board of Directors of America First Apartment Investors, Inc.

Michael J. Draper, 40, is Chief Financial Officer of Burlington. From April 2004 to September 2004, he was the Director of Finance and Accounting for Burlington. From April 2000 through March 2004, he was employed at Transgenomic, Inc. where he served as Chief Financial Officer and prior to that as Controller. Prior to joining Transgenomic, Inc., he was a business consultant providing accounting, business and systems consulting to corporations. From 1997 to 1999, Mr. Draper was Vice President of Accounting and Finance at Midland Systems, Inc., a provider of computer hardware and networking solutions and services to customers throughout Midwestern United States. Mr. Draper also spent eight years in public accounting with the firm of Deloitte & Touche LLP from 1989 to 1997.

Mariann Byerwalter, 45, is Chairman of JDN Corporate Advisory LLC. She was Vice President of Business Affairs and Chief Financial Officer of Stanford University from 1996 to 2001. Ms. Byerwalter was Executive Vice President of America First Eureka Holdings, Inc. (“AFEH”) and EurekaBank from 1988 to January 1996. Ms. Byerwalter was Chief Financial Officer and Chief Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996. She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987. She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice President in the bank’s Corporate Planning and Development Department. She was also on the Stanford Board of Trustees from 1992 to 1996 and was re-appointed to such in 2002. Ms. Byerwalter currently serves on the board of directors of LookSmart, Inc., Redwood Trust, Inc., SRI International, the PMI Group Inc., the Stanford Hospital and Clinics, the Lucile Packard Children’s Hospital and certain investment companies affiliated with Charles Schwab Corporation.

Dr. William S. Carter, 79, is retired from medical practice. He is a graduate of Butler University and the Nebraska University College of Medicine. He served his residency at the University of Missouri and was appointed a diplomat of the American Board of Otorhinolaryngology. He was in private practice in Omaha, Nebraska, until 1993. He is currently on the board of directors of Murphy Drug Co. and is a director of the Happy Hollow Club in Omaha and the Thunderbird Club in Rancho Mirage, California.

James O. Ellis, 58, is President and Chief Executive Officer of the Institute of Nuclear Power Operations, headquartered in Atlanta, Georgia, an independent, nonprofit company which works with the commercial nuclear industry in maintaining safety and reliability standards in the operation of nuclear electric generating plants. Admiral (Ret.) Ellis recently retired as Commander, United States Strategic Command, Offutt Air Force Base. He was responsible for the global command and control of the U.S. strategic forces to meet decisive national security objectives. USSTRATCOM provides a broad range of strategic capabilities and options for the President and Secretary of Defense. Mr. Ellis is a graduate of the U.S. Naval Academy and was designated a Naval Aviator in 1971 and has held a variety of sea and shore assignments since 1972. He holds Master of Science degrees in Aerospace Engineering and in Aeronautical Systems. He also serves as a director of the Lockheed Martin Corporation, Level 3 Communications, Inc. and Inmarsat PLC. In December 2005, Mr. Ellis was appointed by President Bush to the President’s Foreign Intelligence Advisory Board.

Patrick J. Jung, CPA, 58, currently is an Executive Vice President with Magnet Retail Advertising, LLC. Prior to joining Magnet, Mr. Jung was with KPMG LLP for 30 years. During that period, he served as a partner for 20 years and as the managing partner of the Nebraska business unit for the last six years. Mr. Jung also serves on the boards of directors of Werner Enterprises, Inc, including its audit committee, and Supertel Hospitality, Inc.

George H. Krauss, 64, has been a consultant to Burlington since 1996. Mr. Krauss is also of counsel to Kutak Rock LLP, a national law firm of over 300 lawyers headquartered in Omaha, Nebraska. Mr. Krauss has been associated with Kutak Rock LLP since 1972 and served as its managing partner from 1983 to 1993. Mr. Krauss also serves on the board of directors of Gateway, Inc., MFA Mortgage Investments, Inc., West Corporation, and America First Apartment Investors, Inc. Mr. Krauss is a member of the compensation committee, corporate governance and nominating committee and audit committee of Gateway, Inc., as well as a member of the compensation committee and audit committee of West Corporation.

Dr. Martin A. Massengale, 72, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and a Foundation Distinguished Professor. Prior to becoming President Emeritus in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska Lincoln from 1981 until 1991 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of managers of AAFL Enterprises, LLC, including as a member of its executive committee and the chairman of its communications committee.

Dr. Gail Walling Yanney, 69, is a retired physician. Dr. Yanney practiced anesthesiology and was the Executive Director of the Clarkson Foundation until October of 1995. In addition, she was a director of FirsTier Bank, N.A., Omaha, Nebraska, prior to its merger with First Bank, N.A. Dr. Yanney is the wife of Michael B. Yanney and the mother of Lisa Y. Roskens.

Clayton K. Yeutter, 75, is Senior Advisor — International Trade to Hogan & Hartson, a Washington D.C. law firm. From 1978 to 1985 he served as the President and Chief Executive Officer of the Chicago Mercantile Exchange. Mr. Yeutter served as the U.S. Secretary of Agriculture from 1989 to 1991, and has served in cabinet and sub-cabinet posts under four U.S. Presidents. Mr. Yeutter currently serves on the board of directors of OppenheimerFunds, Inc., Covanta Holding Corp., and American Commercial Lines, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the managers and executive officers of Burlington and persons who own more than 10% of the Partnership’s BUCs to file reports of their ownership of BUCs with the SEC. Such officers, managers and BUC holders are required by SEC regulation to furnish the Partnership with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such reports received by the Partnership and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Partnership believes that there was compliance for the year ended December 31, 2005 with all Section 16(a) filing requirements applicable to such executive officers, managers and beneficial owners of BUCs.

Code of Ethical Conduct and Code of Conduct

Burlington has adopted the Code of Ethical Conduct for its senior executive and financial officers as required by Section 406 of the Sarbanes-Oxley Act of 2002. As such, this Code of Ethical Conduct covers all executive officers of Burlington, who perform such duties for the Partnership. Burlington has also adopted the Code of Conduct applicable to all directors, officers and employees which is designed to comply with the listing requirements of the NASDAQ Stock Market. Both the Code of Ethical Conduct and the Code of Conduct are available on the Partnership’s website at www.ataxz.com.

Item 11.	Executive Compensation.

Neither the Partnership nor AFCA 2 has any officers. Certain services are provided to the Partnership by officers of Burlington. However, none of the executive officers of Burlington receives compensation from the Partnership and AFCA 2 does not receive reimbursement from the Partnership for any portion of their salaries. Remuneration paid by the Partnership to AFCA 2 pursuant to the terms of its limited partnership agreement during the year ended December 31, 2005 is described in Note 9 to the Company’s Financial Statements filed in response to Item 8 of this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

(a) No person is known by the Partnership to own beneficially more than 5% of the Partnership’s BUCs.

(b) No manager or executive officer of Burlington and no partner of AFCA 2 owns any BUCs.

(c) There are no arrangements known to the Partnership, the operation of which may at any subsequent date result in a change in control of the Partnership.

(d) The Partnership does not maintain any equity contribution plans as defined in Item 201(d) of Regulation S-K.

Item 13.	Certain Relationships and Related Transactions.

The general partner of the Partnership is AFCA 2 and the sole general partner of AFCA 2 is Burlington.

Except as described in Note 9 to the Company’s Financial Statements filed in response to Item 8 of this report, the Partnership is not a party to any transaction or proposed transaction with AFCA 2, Burlington or with any person who is:

(i) a manager or executive officer of Burlington or any general partner of AFCA 2; (ii) a nominee for election as a manager of Burlington; (iii) an owner of more than 5% of the BUCs; or, (iv) a member of the immediate family of any of the foregoing persons.

Item 14.	Principal Accountant Fees and Services.

The Audit Committee of Burlington has engaged Deloitte & Touche LLP as the independent registered public accounting firm for the Company. The Audit Committee regularly reviews and determines whether any non-audit services provided by Deloitte & Touche LLP potentially affects their independence with respect to the Company. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by Deloitte & Touche LLP. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered, and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management provides annual updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date.

The following table sets forth the aggregate fees billed by Deloitte & Touche LLP with respect to audit and non-audit services for the Company during the year ended December 31, 2005:

	2005		2004

Audit Fees	$138,415	(1)	$81,600
Audit-Related Fees	—		—
Tax Fees	22,279		—
All Other Fees	$—		$—

(1)	Includes fees and expenses for professional services rendered for the audit of the Company’s annual financial statements and review of the Company’s annual report on Form 10-K for the fiscal year 2005 and for reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q for 2005.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

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

10(d) Purchase and Sale Agreement, dated July 22, 2005 and amended November 10, 2005, between the Partnership and Development Resource Group, LLC, relating to the sale of Clear Lake Colony Apartments (incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (No. 000-24843) filed by the Partnership on November 14, 2005).

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

By America First Capital Associates
    Limited Partnership Two,
    General Partner of the Partnership

By The Burlington Capital Group LLC,
    General Partner of America First Capital Associates
    Limited Partnership Two

Date: March 31, 2006

/s/  Lisa Y. Roskens
Lisa Y. Roskens
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Date: March 31, 2006	By	/s/ Michael B. Yanney* Michael B. Yanney, Chairman of the Board and Manager of Burlington Capital Group LLC
	Date: March 31, 2006	By	/s/ Lisa Y. Roskens Lisa Y. Roskens, President, Chief Executive Officer and Manager of The Burlington Capital Group LLC
	Date: March 31, 2006	By	/s/ Michael J. Draper Michael J. Draper, Chief Financial Officer of The Burlington Capital Group LLC
	Date: March 31, 2006	By	/s/ Mariann Byerwalter* Mariann Byerwalter, Manager of The Burlington Capital Group LLC
	Date: March 31, 2006	By	/s/ William S. Carter* William S. Carter, Manager of The Burlington Capital Group LLC
	Date: March 31, 2006	By	/s/ Patrick J. Jung* Patrick J. Jung, Manager of The Burlington Capital Group LLC
	Date: March 31, 2006	By	/s/ George H. Krauss* George H. Krauss, Manager of The Burlington Capital Group LLC
	Date: March 31, 2006	By	/s/ Martin A. Massengale* Martin A. Massengale, Manager of The Burlington Capital Group LLC
	Date: March 31, 2006	By	/s/ Gail Walling Yanney* Gail Walling Yanney, Manager of The Burlington Capital Group LLC
	Date: March 31, 2006	By	/s/ Clayton K. Yeutter* Clayton K. Yeutter, Manager of The Burlington Capital Group LLC
	Date: March 31, 2006	By	/s/ James O. Ellis* James O. Ellis, Manager of The Burlington Capital Group LLC
*By	Michael J. Draper, Attorney-in-Fact
/s/ Michael J. Draper Michael J. Draper