Form 10-Q
period 2006-03-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2006-05-15
CIK 1059142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
YES ☐          NO ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non- accelerated filer ☑

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2006	2005
Assets
Cash and cash equivalents	$10,938,083	$3,298,605
Restricted cash	3,571,366	3,116,340
Interest receivable	92,950	142,816
Tax-exempt mortgage revenue bonds	17,068,854	17,033,964
Other tax-exempt bond	4,800,000	12,000,000
Real estate assets:
Land	7,280,555	7,280,555
Buildings and improvements	75,257,535	75,215,802

Real estate assets before accumulated depreciation	82,538,090	82,496,357
Accumulated depreciation	(26,517,737)	(25,903,267)

Net real estate assets	56,020,353	56,593,090
Other assets	1,678,238	1,858,374
Assets of discontinued operations	17,401,040	17,530,935

Total Assets	$111,570,884	$111,574,124

Liabilities and Partners’ Capital
Liabilities
Accounts payable, accrued expenses and other liabilities	$6,825,469	$5,917,600
Distribution payable	1,341,535	1,341,534
Debt financing	45,990,000	45,990,000
Liabilities of discontinued operations	18,610,000	18,685,000

Total Liabilities	72,767,004	71,934,134

Commitments and Contingencies

Partners’ Capital
General Partner	176,392	178,058
Beneficial Unit Certificate (“BUC”) holders	88,662,394	88,827,326
Unallocated deficit of variable interest entities	(50,034,906)	(49,365,394)

Total Partners’ Capital	38,803,880	39,639,990

Total Liabilities and Partners’ Capital	$111,570,884	$111,574,124

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended,
	March 31, 2006	March 31, 2005
Income:
Rental revenues	$3,400,436	$3,273,535
Mortgage revenue bond investment income	265,050	265,425
Other interest income	131,808	49,218
Gain on sale of securities	—	126,750

	3,797,294	3,714,928

Expenses:
Real estate operating (exclusive of items shown below)	2,124,199	1,892,475
Depreciation and amortization	613,253	661,563
Interest	384,482	131,870
General and administrative	408,284	382,792

	3,530,218	3,068,700

Income from continuing operations	$267,076	$646,228
Income from discontinued operations	193,459	156,886

Net income	$460,535	$803,114

Net income allocated to:
General Partner	$11,300	$16,232
BUC holders	1,118,747	1,607,002
Unallocated deficit of variable interest entities	(669,512)	(820,120)

	$460,535	$803,114

BUC holders’ interest in net income per unit (basic and diluted):
Income from continuing operations	$0.11	$0.16
Income from discontinued operations	—	—

Net income, basic and diluted, per unit	$0.11	$0.16

Weighted average number of units outstanding, basic and diluted	9,837,928	9,837,928

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

		Beneficial Unit		Unallocated		Accumulated
		Certificate holders		deficit of		Other
	General			variable interest		Comprehensive
	Partner	# of Units	Amount	entities	Total	Loss
Partners’ Capital (excluding accumulated other comprehensive income)
Balance at January 1, 2006	$178,058	9,837,928	$88,827,326	$(49,365,394)	$39,639,990	(642,703)
Net income (loss)	11,300		1,118,747	(669,512)	460,535
Unrealized gain on securities	449		44,441	—	44,890	44,890

Total comprehensive income					$505,425

Distributions paid or accrued	(13,415)		(1,328,120)	—	(1,341,535)

Balance at March 31, 2006	$176,392	9,837,928	$88,662,394	$(50,034,906)	$38,803,880	(597,813)

The accompanying notes are an integral part of the financial statement.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 31, 2006	March 31, 2005
Operating activities:
Net income	$460,535	$803,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	748,089	952,297
Gain on sale of securities	—	(126,750)
Decrease in interest receivable	49,866	91,299
Increase (decrease) in other assets	287,218	(582,784)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	452,844	(505,822)

Net cash provided by operating activities	1,998,552	631,354

Investing activities:
Acquisition of tax-exempt revenue bonds	(12,000,000)	—
Proceeds from the sale of other tax-exempt bonds	19,200,000	4,026,750
Increase in restricted cash	(455,026)	(1,388,661)
Capital expenditures	(152,539)	(30,831)
Principal payments received on tax-exempt bonds	10,000	—
Increase in cash due to consolidation of VIEs	—	5,000

Net cash provided by investing activities	6,602,435	2,612,258

Financing activities:
Distributions paid	(1,341,535)	(1,341,536)
Principal payments on debt financing and note payable	(75,000)	(72,500)
Increase in liabilities related to restricted cash	455,026	788,661

Net cash used in financing activities	(961,509)	(625,375)

Net increase in cash and cash equivalents	7,639,478	2,618,237
Cash and cash equivalents at beginning of period	3,298,605	2,317,342

Cash and cash equivalents at end of period	$10,938,083	$4,935,579

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$342,559	$175,041
Distributions declared but not paid	$1,341,535	$1,341,536
The accompanying notes are an integral part of the financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position as of March 31, 2006, and the results of operations for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
The Company’s Consolidated Statement of Cash Flows for the three months ended March 31, 2005, reflects a change in the classification of restricted cash from a financing activity to an investing activity and a change in liabilities related to restricted cash from an operating activity to a financing activity. The reclassification was made in order to conform to the current year presentation.
2. Partnership Income, Expenses and Cash Distributions
The Agreement of Limited Partnership of the Partnership contains provisions for the distribution of Net Interest Income, Net Residual Proceeds and Liquidation Proceeds, for the allocation of income or loss from operations and for the allocation of income and loss arising from a repayment, sale or liquidation of investments. Income and losses will be allocated to each BUC holder on a periodic basis, as determined by the General Partner, based on the number of BUCs held by each BUC holder as of the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
BUC holder of record on the last day of each distribution period based on the number of BUCs held by each BUC holder as of such date.
The unallocated deficit of the VIEs is primarily comprised of the accumulated historical net losses of the VIEs as of January 1, 2005 and the VIEs’ net losses since the implementation of FIN 46R “Accounting for Variable Interest Entities” as of January 1, 2005. The cumulative effect of the change in accounting principle, excluding the reversal of the allowance for loan losses related to losses recorded on the Partnership’s balance sheet prior to the adoption of FIN 46R, as well as the losses recognized by the VIEs, are not allocated to the General Partner and BUC holders as such activity is not contemplated by, or addressed in, the Agreement of Limited Partnership.
Cash distributions are currently made on a quarterly basis but may be made on a monthly or semiannual basis at the election of AFCA 2.
3. Investments in Tax-Exempt Bonds
The Company had the following investments in tax-exempt mortgage revenue bonds as of date shown:

	March 31, 2006
Description of Tax-Exempt		Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	Cost	Gain	Loss	Fair Value
Chandler Creek Apartments	$11,500,000	$—	$(131,100)	$11,368,900
Clarkson College	6,166,667	—	(466,713)	5,699,954

	$17,666,667	$—	$(597,813)	$17,068,854

	December 31, 2005
Description of Tax-Exempt		Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	Cost	Gain	Loss	Fair Value
Chandler Creek Apartments	$11,500,000	$—	$(141,450)	$11,358,550
Clarkson College	6,176,667	—	(501,253)	5,675,414

	$17,676,667	$—	$(642,703)	$17,033,964

Unrealized gains or losses on these tax-exempt bonds are recorded to reflect quarterly changes in their fair value resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties of the bonds. The Chandler Creek bonds are in technical default and interest is being paid on these bonds at a rate below the current market rate pursuant to a forbearance agreement. The current unrealized losses on both bonds are not considered to be other-than-temporary because the Company has the intent and ability to hold these securities until their value recovers or until maturity, if necessary. The unrealized loss will continue to fluctuate each reporting period based on the market conditions and present value of the expected cash flow.
During the three months ended March 31, 2006, the Company sold approximately $19.2 million of other tax-exempt bonds with no gain or loss recognized on the sale of these bonds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
4. Debt Financing and Note Payable
The Company’s debt financing of $45,990,000 bears interest at a weekly floating bond rate plus remarketing, credit enhancement, liquidity and trustee fees which averaged 4.1% and 3.4% in the aggregate for the three months ended March 31, 2006 and 2005, respectively. The note payable of $18,610,000 (included in liabilities of discontinued operations) relates to Northwoods Lake Apartments and matures in June 2034. The interest rate is fixed through June 2014 at 4.99%. Subsequent to June 2014, the rate converts to a variable interest rate.
5. Related Party Transactions
The General Partner is entitled to receive an administrative fee from the Company up to 0.45% of the outstanding principal balance of any tax-exempt mortgage revenue bond or other mortgage investment, unless another third party is required to pay such administrative fee. For the three months ended March 31, 2006, the Company’s administrative fees to the General Partner were $78,374. For the three months ended March 31, 2005, the Company’s administrative fees to the General Partner were $100,649.
An affiliate of the General Partner was retained to provide property management services for Ashley Pointe, Ashley Square, Bent Tree Apartments, Chandler Creek Apartments, Clarkson Student Housing, Fairmont Oaks Apartments, Iona Lakes Apartments, Lake Forest Apartments, and Northwoods Lake Apartments. The management fees paid by the property owners to the affiliate of the General Partner amounted to $165,885 for the three months ended March 31, 2006, and $182,154 for the three months ended March 31, 2005. These property management fees are paid by the respective properties prior to the payment of any interest on the tax-exempt mortgage revenue bonds and taxable loans held by the Partnership on these properties.
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
These interest rate caps do not qualify for hedge accounting, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of derivative contracts resulted in reduction of interest expense of approximately $65,000 for the three months ended March 31, 2006, and a reduction of interest expense of $161,000 for the three months ended March 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
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
The VIEs’ primary operating strategy focuses on multifamily apartment properties as long-term investments. The VIEs’ operating goal is to generate increasing amounts of net rental income from these properties that will allow it to service debt. In order to achieve this goal, management of these multifamily apartment properties is focused on: (i) maintaining high economic occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties; and (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas. As of March 31, 2006, the Company reported the assets and financial results of eight VIE multifamily apartment properties containing a total of 1,764 rental units. The VIEs’ multifamily apartment properties are located in the states of Iowa, Indiana, Florida, Georgia, Kentucky and South Carolina.
The following table details certain key financial information for the Company’s reportable segments for the periods ending March 31, 2006 and 2005:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

	March 31, 2006	March 31, 2005
Total revenues
Partnership	$1,926,376	$2,249,339
VIEs	3,400,436	3,273,535
Consolidation/eliminations	(1,529,518)	(1,807,946)

Total revenues	$3,797,294	$3,714,928

Net income (loss)
Partnership	$1,130,047	$1,623,234
VIEs	(1,441,299)	(1,732,315)
Consolidation/eliminations	771,787	912,195

Net income (loss)	$460,535	$803,114

8. Discontinued Operations and Assets Held for Sale
During 2005, the Partnership sold a 316-unit multi-family housing project located in West Palm Beach, Florida known as Clear Lake Colony Apartments (“Clear Lake”). Prior to the sale of Clear Lake, the property met the criteria under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” as a discontinued operation. Therefore, the operations of Clear Lake are classified as a discontinued operation in the consolidated results of operations for the period ending March 31, 2005.
As of March 31, 2006 the Company designated Northwoods Lake Apartments in Duluth, Georgia as a discontinued operation under SFAS No. 144 and it is classified as such in the consolidated results of operations for the period ended March 31, 2006 and March 31, 2005. The following table presents a balance sheet for the assets and liabilities of the discontinued operations as of March 31, 2006 and December 31, 2005:

	March 31, 2006	Dec. 31, 2005
Land	$3,787,500	$3,787,500
Buildings and improvements	21,720,420	21,720,420

Real estate assets before accumulated depreciation	25,507,920	25,507,920
Accumulated depreciation	(8,106,880)	(7,976,985)

Total assets	17,401,040	17,530,935

Total liabilities	18,610,000	18,685,000

Net liabilities	$1,208,960	$1,154,065

The following table presents the revenues and net income for the discontinued operations for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Rental Revenues	$1,004,668	$1,604,022
Expenses	811,209	1,447,136

Net Income	$193,459	$156,886

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
9. Subsequent Events
Subsequent to March 31, 2006, the Partnership acquired $6.8 million of tax-exempt bonds secured by Bella Vista Apartments in Gainesville, Texas (“Bella Vista Bonds”). The Bella Vista Bonds have a stated maturity of April 1, 2046 with a stated interest rate of 6.15%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Management’s Discussion and Analysis, the “Partnership” refers to America First Tax Exempt Investors, L.P. as a stand-alone entity and the “Company” refers to the consolidated financial information of the Partnership and certain entities that own multifamily apartment projects financed with mortgage revenue bonds held by the Partnership that are treated as “variable interest entities” (“VIEs”) because the Partnership has been determined to be the primary beneficiary.
Critical Accounting Policies
The Company’s critical accounting policies are the same as those described in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
The following discussion of the Company’s results of operations for the three months ended March 31, 2006 and 2005 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.

Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005 (Consolidated)
Change in Results of Operations

	For the three	For the three
	Months Ended	Months Ended	Dollar
	March 31, 2006	March 31, 2005	Change
Revenues
Rental revenues	$3,400,436	$3,273,535	$126,901
Mortgage revenue bond investment income	265,050	265,425	(375)
Other interest income	131,808	49,218	82,590
Gain on sale of securities	—	126,750	(126,750)

	3,797,294	3,714,928	82,366

Expenses
Real estate operating (exclusive of items shown below)	2,124,199	1,892,475	231,724
Depreciation and amortization	613,253	661,563	(48,310)
Interest	384,482	131,870	252,612
General and administrative	408,284	382,792	25,492

	3,530,218	3,068,700	461,518

Income from continuing operations	$267,076	$646,228	$(379,152)

     Rental revenues. Rental revenues increased for the three months ended March 31, 2006 compared to the same period of 2005. Rental revenues increased by approximately $56 per unit per month during the first quarter of 2006 compared to the same period of 2005. Increased rental revenues at Fairmont Oaks, Iona Lakes, Northwoods and Lake Forest were primarily responsible for the overall increase in rental revenues. Offsetting these increases, were lower rental revenues experienced at Ashley Square and Bent Tree.
     Mortgage revenue bond investment income. Mortgage revenue bond investment income during the first quarter of 2006 compared to the first quarter of 2005 was flat as there were no changes in the portfolio of mortgage revenue bonds. All interest payments on the mortgage revenue bonds were current during this period.
     Other interest income. The increase in other interest income is attributable to temporary investment in liquid securities. The proceeds from the sale of Clear Lake Colonies that occurred in fourth quarter of 2005 created additional cash that was invested in short term liquid securities while the Company explored longer term options for the funds. Offsetting the increase in other interest income was the decrease in income from Museum Towers bonds. During the first quarter of 2005, the Company sold its investment in the Museum Tower tax-exempt bonds.
     Gain on sale of securities. The Company sold its entire interest in the Museum Tower bonds during the first quarter of 2005. The carrying cost of the investment was $3,900,000 and the net proceeds from the sale were $4,026,750 resulting in a gain on the sale of securities of $126,750.
     Real estate operating expenses. Real estate operating expenses are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate. Real estate expenses increased in the first quarter of 2006 compared to the same period of 2005. The increase in real estate operating expenses is reflective of the effort by the management of the properties to increase spending on repairs and maintenance in order to make the properties more attractive to current and potential tenants. In addition to increased market ready expenses, the properties also realized increased utility costs and increase salaries and benefits cost on certain properties.
     Depreciation and amortization expense. Depreciation and amortization consist primarily of depreciation associated with the apartment properties of the consolidated VIEs. Depreciation and amortization expense decreased during the three months ended March 31, 2006 compared to the same period in 2005 primarily due to certain assets becoming fully depreciated.
     Interest expense. Interest expense increased approximately $253,000 in the three month period ended March 31, 2006 compared to March 31, 2005. The increase in interest expense is primarily attributable to increasing interest rates on the Company’s variable rate debt financing. Variable rate debt accounted for approximately 72% of our total outstanding debt as of March 31, 2006. For the three months ended March 31, 2006, the weighted average interest rate on our variable rate borrowings, excluding remarketing, credit enhancement, liquidity and trustee fees, increased to 3.3% compared to 2.6% for the same period of 2005.
     The Company manages its interest rate risk on its debt financing by entering into interest rate cap agreements that cap the amount of interest expense it pays on its floating rate debt financing. The Company’s interest rate cap agreements do not qualify for hedge accounting, therefore, any changes in the fair value of the caps are recognized in current period earnings. The fair value adjustments are classified as interest expense in the consolidated statements of operations. The fair value adjustment through earnings can cause a significant fluctuation in reported net income although it has no impact on the Company’s cash flows. The changes in fair value of derivative contracts resulted in a reduction in interest expense of approximately $65,000 during the three months ended March 31, 2006 compared to a reduction in interest expense of approximately $161,000 during the three months ended March 31, 2005.
     General and administrative expenses. General and administrative expenses were higher during the first quarter of 2006 compared to the same period in 2005 primarily due to higher salaries and legal fees.
     Discontinued Operations. As of March 31, 2006, Northwoods Lake Apartments has been designated as held for sale. Accordingly, the results of operations for the periods presented have been reclassified to discontinued operations and disclosed as a single line item on the Statements of Operations. Income from discontinued operations was $193,459 and $156,886 for the three months ended March 31, 2006 and 2005, respectively. During 2005, the Company divested Clear Lake Colony Apartments. As a result, that property is also classified as discontinued operations for the three months ended March 31, 2005. Income from discontinued operations increased during the first quarter of 2006 compared to 2005 primarily due to increased income at Northwoods Lake Apartments. In addition, income from discontinued operation was negatively impacted by Clear Lake Colony Apartments by approximately $2,000 for the three months ended March 31, 2005.
Partnership Only Results of Operations
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
The Partnership’s primary assets are its tax-exempt mortgage revenue bonds, which provide permanent financing for eleven multifamily housing properties. One of the multifamily housing properties is Northwoods Lake Apartments. As of March 31, 2006, Northwoods Lake is reflected as a discontinued operation in the consolidated financial statements of the Company. A description of the multifamily housing properties, excluding Northwoods Lake, collateralizing the tax-exempt mortgage revenue bonds owned by the Partnership as of March 31, 2006 is as follows:

					Economic Occupancy
					for the three
			Physical occupancy		months ended
		Number	as of March 31,		March 31, (1)
Property Name	Location	of Units	2006	2005	2006	2005
Multifamily Housing — Consolidated Properties
Ashley Pointe at Eagle Crest	Evansville, IN	150	92%	97%	87%	87%
Ashley Square	Des Moines, IA	144	90%	97%	84%	88%
Bent Tree Apartments	Columbia, SC	232	91%	83%	82%	76%
Fairmont Oaks Apartments	Gainsville, FL	178	98%	93%	90%	81%
Iona Lakes Apartments	Ft. Myers, FL	350	99%	93%	94%	87%
Lake Forest Apartments	Daytona Beach, FL	240	100%	98%	95%	91%
Woodbridge Apts. of Bloomington III	Bloomington, IN	280	95%	88%	93%	86%
Woodbridge Apts. of Louisville II	Louisville, KY	190	94%	91%	90%	89%

		1,764	95%	92%	87%	82%

Multifamily Housing — Nonconsolidated Properties

Chandler Creek Apartments	Round Rock, TX	216	92%	92%	67%	60%

Student Housing

Clarkson College	Omaha, NE	142	72%	61%	72%	57%

(1)	Economic occupancy is presented for the three months ended March 31, 2006 and 2005, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units.
The following discussion of the Partnership’s results of operations for the three months ended March 31, 2006 and 2005 is presented as it reflects the operations of the Partnership prior to the consolidation of the VIEs, which was required with the implementation of FIN 46R effective January 1, 2004. This information is used by management to analyze its operations and is reflective of the segment data discussed in Note 7 to the Financial Statements. Items previously discussed in connection with the Company’s results of operations are not repeated.

Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005 (Partnership Only)
Changes in Results of Operations

	For the three	For the three
	Months Ended	Months Ended	Dollar
	March 31, 2006	March 31, 2005	Change
Revenues
Mortgage revenue bond investment income	$1,771,194	$2,051,449	$(280,255)
Other interest income	155,182	71,140	84,042
Gain on sale of securities	—	126,750	(126,750)

	1,926,376	2,249,339	(322,963)

Expenses Interest expense	382,013	236,944	145,069
Amortization expense	6,033	6,369	(336)
General and administrative	408,283	382,792	25,491

	796,329	626,105	170,224

Income from continuing operations	$1,130,047	$1,623,234	$(493,187)

     Mortgage revenue bond investment income. Mortgage revenue bond investment income decreased for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due to the Clear Lake sale during the fourth quarter of 2005. Due to the sale of the property, the tax-exempt bonds held by the Partnership on this property were paid in full.
     Interest expense. Interest expense increased by approximately $145,000 during the three months ended March 31, 2006 compared to the same period of 2005. The increase in interest expense is attributable to increasing variable interest rates. Partially mitigating the impact of the variable interest rates were interest rate caps that limit the interest rate to approximately 3.2% on $45.0 of the outstanding debt.
Liquidity and Capital Resources
Tax-exempt interest earned on the mortgage revenue bonds represents the Partnership’s principal source of cash flow. Tax-exempt interest is primarily comprised of base interest on the mortgage revenue bonds. The Partnership will also receive from time to time contingent interest on the mortgage revenue bonds. Contingent interest is only paid when the underlying properties generate excess cash flow, therefore, cash in-flows are fairly fixed in nature and increase when the underlying properties have strong economic performances and when the Partnership acquires additional tax-exempt mortgage revenue bonds or other investments.
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
The Partnership believes that cash provided by net interest income from its tax-exempt mortgage revenue bonds and other investments will be adequate to meet its projected long-term liquidity requirements, including the payment of expenses, interest and distributions to BUC holders. Recently, income from investments has not been sufficient to fund such expenditures without utilizing cash reserves to supplement the deficit. See discussion below and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005 regarding “Historical and Current Business Strategy”.
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
On a consolidated basis, cash provided by operating activities for the three months ended March 31, 2006 increased $1,367,198 compared to the same period a year earlier mainly due to changes in working capital. Cash from investing activities increased $3,990,177 for the three months ended March 31, 2006 compared to the same period in 2005 primarily due to the sale of tax-exempt securities that generated net proceeds of $7,200,000 compared to 2005 which included $4,026,750 of proceeds from the sale of tax-exempt securities. Cash used in financing activities increased $336,134 for the three months ended March 31, 2006 compared to the same period in 2005 primarily due to the reduction in liabilities associated with restricted cash.
Historical and Current Business Strategy
As discussed in greater detail in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005, the General Partner believes it is appropriate to reposition the Partnership’s investment portfolio. The objective of this repositioning is to improve the quality and performance of the bond portfolio. Additionally, the General Partner believes it is possible to redeploy funds into investments that would not need to be consolidated under FIN46R. If successful in this redeployment the Partnership will own a higher quality investment portfolio of tax-exempt mortgage revenue bonds that will be more clearly presented in the Partnership’s financial statements. Such financial statements would present financial information more in line with the stated objectives of the Partnership. The General Partner believes this would be a significant event for the Partnership and would substantially increase the understandability and transparency of the Partnership’s financial reports.
In order to achieve the objective of repositioning the Partnership’s investment portfolio the following may occur:
1.	In order to capitalize on current multifamily property valuations the Partnership may call most of its bond investments thereby requiring a sale or refinancing to occur. This will allow the Partnership to realize additional returns up to the amount of accrued contingent interest on its bond investment. It may also allow the Partnership to realize payment of taxable loans outstanding which are currently considered under-performing or non-performing assets,

2.	The proceeds received from these transactions would be redeployed into other tax exempt multifamily oriented investments. Through this redeployment Cash Available for Distribution (“CAD”) is expected to increase by investing in assets that will generate a higher current income as compared to some current investments. The Partnership will likely expand its bond investments well beyond traditional “80/20” bonds, and

3.	The Partnership may be able to use a higher quality investment portfolio to obtain higher leverage to be used to acquire additional investments.
By triggering a terminal event for many of the Partnership’s investments:
1	The Partnership will be able to monetize its upside potential inherent in the current bond structures and increase the total assets of the Partnership,

2.	Through the redeployment of proceeds received the Partnership may increase CAD through an expanded asset base and through the elimination of current under-performing or non-performing assets,

3.	The Partnership’s accounting and financial reporting may be simplified by eliminating the VIEs currently consolidated by the Partnership under FIN46R, and

4.	By perpetuating the Partnership’s historically high dividend payout ratio, investor distributions will increase as CAD increases.
The General Partner is currently evaluating a number of transactions that may be utilized to execute upon this strategy. Subsequent to the end of the first quarter the Partnership acquired an investment in tax-exempt mortgage revenue bonds issued by the Texas Department of Housing for Bella Vista Apartments. Bella Vista Apartments is a multifamily housing project in Gainesville Texas. The principal amount of the bonds is $6.8 million. The bonds carry an interest rate of 6.15% and mature in 2046. At this time the Partnership has not committed to any other specific transactions in regard to the repositioning of its current investment portfolio.
The Partnership is also exploring the possibility of raising additional equity for the Partnership. Equity raises will allow the Partnership to realize better economies of scale and further enhance the generation of CAD. Growing the Partnership is critical in order to justify being a publicly traded entity and being able to spread the significantly increased costs of being public across a larger income base.
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
The Company uses CAD as a supplemental measurement of its economic performance and, ultimately, its ability to pay cash distributions to BUC holders. The Company believes CAD is a useful measurement as it eliminates such non-cash items as amortization expense and the change in fair value of derivatives and interest rate cap amortization. It also eliminates the loss of the consolidated VIEs. A primary component of the VIEs losses is depreciation expense, which is a non-cash expense. Although the Company considers CAD to be a useful measure of its operating performance, CAD should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP.

     The following sets forth a reconciliation of the Company’s net income as determined in accordance with GAAP and its CAD for the periods set forth.

	For the three	For the three
	months ended	months ended
	Mar. 31, 2006	Mar. 31, 2005
Net income	$460,535	$803,114
Net loss from VIEs	1,441,299	1,732,315
Eliminations due to VIE consolidation	(771,787)	(912,195)

Income before impact of VIE consolidation	1,130,047	1,623,234
Change in fair value of derivatives and interest rate cap amortization	(64,996)	(160,585)
Amortization expense (Partnership only)	6,033	6,369

CAD	$1,071,084	$1,469,018

The amount of distributions to the BUC holders was approximately $1,342,000 for each of the three months ended March 31, 2006 and 2005. Although distributions exceeded CAD for the first three months of 2006, the Partnership has elected to maintain the current level of distributions it pays to BUC holders. While the Partnership has sufficient cash reserves to support distributions in excess of CAD in the short-term, continued distributions in excess of CAD are not sustainable.
Contractual Obligations
There were no significant changes to the Company’s contractual obligations as of March 31, 2006 from the December 31, 2005 information presented in the Company’s annual report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of the Company’s 2005 annual report on Form 10-K.
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
(b) Changes in internal controls over financial reporting. There were no changes in the Partnership’s internal control over financial reporting during the Partnership’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting, other than, in December 2005 and January 2006, the accounting department experienced personnel turnover which resulted in a lack of segregation of duties during the year end financial close and reporting process. Although the department has hired personnel to fill the positions vacated due to the turnover, the lack of segregation of duties has continued during the first quarter as the new personnel receive training and become acquainted with their job duties. Management implemented mitigating controls and has concluded that the internal controls over financial reporting functioned effectively during the first quarter.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
The risk factors affecting the Company are described in 1A “Risk Factors” of the Company’s 2005 Annual Report on Form 10-K. There have been no changes to the risk factors affecting the Company from those discussed therein.
Item 6. Exhibits
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

By America First Capital
Associates Limited
Partnership Two, General
Partner of the Partnership

By Burlington Capital Group LLC,
General Partner of
America First Capital
Associates Limited
Partnership Two

Date: May 15, 2006	/s/ Lisa Y. Roskens

Lisa Y. Roskens Chief Executive Officer
Burlington Capital Group LLC, acting in its capacity as general partner of the General Partner of America First Tax Exempt Investors, L.P