Form 10-Q
period 2006-06-30
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2006-08-09
CIK 1059142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

Forward-Looking Statements
This report (including, but not limited to, the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements that reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, the Company’s performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Company and the investments it has made constitute forward-looking statements. Beneficial Unit Certificate (“BUC”) holders and others should understand that these forward-looking statements are subject to numerous risks and uncertainties and a number of factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. These factors include general economic and business conditions such as the availability and credit worthiness of prospective tenants, lease rents, operating expenses, the terms and availability of financing for properties financed by the tax-exempt mortgage revenue bonds owned by the Partnership, adverse changes in the real estate markets from governmental or legislative forces, lack of availability and credit worthiness of counterparties to finance future acquisitions and interest rate fluctuations and other items discussed under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and in Item 1A of Part II of this report.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2006	2005
Assets
Cash and cash equivalents	$3,957,778	$3,298,605
Restricted cash	3,223,691	3,116,340
Interest receivable	192,450	142,816
Tax-exempt mortgage revenue bonds	23,620,865	17,033,964
Other tax-exempt bond	4,800,000	12,000,000
Real estate assets:
Land	7,280,555	7,280,555
Buildings and improvements	75,269,399	75,215,802

Real estate assets before accumulated depreciation	82,549,954	82,496,357
Accumulated depreciation	(27,084,606)	(25,903,267)

Net real estate assets	55,465,348	56,593,090
Other assets	1,894,514	1,858,374
Assets of discontinued operations	17,405,978	17,530,935

Total Assets	$110,560,624	$111,574,124

Liabilities and Partners’ Capital
Liabilities
Accounts payable, accrued expenses and other liabilities	$6,889,898	$5,917,600
Distribution payable	1,341,535	1,341,534
Debt financing	45,900,000	45,990,000
Liabilities of discontinued operations	18,560,000	18,685,000

Total Liabilities	72,691,433	71,934,134

Commitments and Contingencies

Partners’ Capital
General Partner	173,510	178,058
Beneficial Unit Certificate (“BUC”) holders	88,377,142	88,827,326
Unallocated deficit of variable interest entities	(50,681,461)	(49,365,394)

Total Partners’ Capital	37,869,191	39,639,990

Total Liabilities and Partners’ Capital	$110,560,624	$111,574,124

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Income:
Rental revenues	$3,457,715	$3,288,858	$6,858,152	$6,562,393
Mortgage revenue bond investment income	361,318	272,483	626,368	537,908
Other interest income	85,456	28,939	217,264	78,157
Gain on sale of securities	—	—	—	126,750

	3,904,489	3,590,280	7,701,784	7,305,208

Expenses:
Real estate operating (exclusive of items shown below)	2,197,937	1,937,323	4,322,135	3,829,798
Depreciation and amortization	565,654	682,355	1,178,906	1,343,918
Interest	396,461	597,802	780,942	729,672
General and administrative	311,342	472,749	719,626	855,541

	3,471,394	3,690,229	7,001,609	6,758,929

Income (loss) from continuing operations	$433,095	$(99,949)	$700,175	$546,279
Income from discontinued operations	211,739	125,127	405,194	282,013

Net income	$644,834	$25,178	$1,105,369	$828,292

Net income allocated to:
General Partner	$12,914	$8,893	$24,214	$25,125
BUC holders	1,278,475	880,415	2,397,222	2,487,417
Unallocated deficit of variable interest entities	(646,555)	(864,130)	(1,316,067)	(1,684,250)

	$644,834	$25,178	$1,105,369	$828,292

BUC holders’ interest in net income per unit (basic and diluted):
Income from continuing operations	$0.13	$0.09	$0.24	$0.25
Income from discontinued operations	—	—	—	—

Net income, basic and diluted, per unit	$0.13	$0.09	$0.24	$0.25

Weighted average number of units outstanding, basic and diluted	9,837,928	9,837,928	9,837,928	9,837,928

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(UNAUDITED)

				Unallocated		Accumulated
		Beneficial Unit		deficit of		Other
	General	Certificate holders		variable interest		Comprehensive
	Partner	# of Units	Amount	entities	Total	Loss
Partners’ Capital
Balance at January 1, 2006	$178,058	9,837,928	$88,827,326	$(49,365,394)	$39,639,990	$(642,703)
Net income	24,214		2,397,222	(1,316,067)	1,105,369
Unrealized loss on securities	(1,931)		(191,168)	—	(193,099)	(193,099)

Total comprehensive income					$912,270

Distributions paid or accrued	(26,831)		(2,656,238)	—	(2,683,069)

Balance at June 30, 2006	$173,510	9,837,928	$88,377,142	$(50,681,461)	$37,869,191	$(835,802)

The accompanying notes are an integral part of the financial statement.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 30, 2006	June 30, 2005
Operating activities:
Net income	$1,105,369	$828,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,313,743	1,664,670
Gain on sale of securities	—	(126,750)
(Increase) decrease in interest receivable	(49,634)	82,983
Decrease in other assets	(58,545)	352,909
Increase (decrease) in accounts payable, accrued expenses and other liabilities	864,948	(1,144,561)

Net cash provided by operating activities	3,175,881	1,657,543

Investing activities:
Acquisition of tax-exempt revenue bonds	(18,800,000)	—
Proceeds from the sale of other tax-exempt bonds	19,200,000	4,026,750
Increase in restricted cash	(107,351)	(1,119,417)
Capital expenditures	(38,639)	(259,415)
Principal payments received on tax-exempt bonds	20,000	10,000

Net cash provided by investing activities	274,010	2,657,918

Financing activities:
Distributions paid	(2,683,069)	(2,683,072)
Principal payments on debt financing and note payable	(215,000)	(310,833)
Increase in liabilities related to restricted cash	107,351	1,119,417

Net cash used in financing activities	(2,790,718)	(1,874,488)

Net increase in cash and cash equivalents	659,173	2,440,973
Cash and cash equivalents at beginning of period	3,298,605	2,317,342

Cash and cash equivalents at end of period	$3,957,778	$4,758,315

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,457,341	$878,698
Distributions declared but not paid	$1,341,535	$1,341,536
The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position as of June 30, 2006, and the results of operations for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
The Company’s Consolidated Statement of Cash Flows for the six months ended June 30, 2005, reflects a change in the classification of fluctuations in restricted cash from a financing activity to an investing activity and a change in fluctuations in liabilities related to restricted cash from an operating activity to a financing activity. The reclassification was made in order to conform to the current year presentation.
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
JUNE 30, 2006
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
3. Investments in Tax-Exempt Bonds
The Company had the following investments in tax-exempt mortgage revenue bonds as of date shown:

	June 30, 2006
Description of Tax-Exempt		Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	Cost	Gain	Loss	Fair Value
Chandler Creek Apartments	$11,500,000	$—	$(185,150)	$11,314,850
Clarkson College	6,156,667	—	(650,652)	5,506,015
Bella Vista	6,800,000	—	—	6,800,000

	$24,456,667	$—	$(835,802)	$23,620,865

	December 31, 2005
Description of Tax-Exempt		Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	Cost	Gain	Loss	Fair Value
Chandler Creek Apartments	$11,500,000	$—	$(141,450)	$11,358,550
Clarkson College	6,176,667	—	(501,253)	5,675,414

	$17,676,667	$—	$(642,703)	$17,033,964

Unrealized gains or losses on these tax-exempt bonds are recorded to reflect quarterly changes in their fair value resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties of the bonds. The Chandler Creek bonds are in technical default and interest is being paid on these bonds at a rate below the current market rate. In April 2006, the Company terminated a forbearance agreement with the borrower. The termination of the forbearance agreement allows the Company to seek additional remedies including the ultimate foreclosure of the property, if necessary. The Company does not currently intend to exercise its right to foreclose on the property as the property continues to pursue alternatives to ultimately satisfy its obligations to its creditors. The current unrealized losses on the bonds are not considered to be other-than-temporary because the Company has the intent and ability to hold these securities until their value recovers or until maturity, if necessary. The unrealized loss will continue to fluctuate each reporting period based on the market conditions and present value of the expected cash flow.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)
In April 2006, the Company acquired the Bella Vista bonds for a par value of $6.8 million, which represented 100% of the bond issuance. The bonds earn an annual interest rate of 6.15% with semi-annual interest payments and a stated maturity date of April 1, 2046. The bonds were issued in order to construct a 144 unit multi-family apartment complex in Gainesville, Texas. The apartment complex is currently under construction with an estimated completion date of April 2007. The bonds are secured by a construction performance guarantee during the construction period by a third party guarantor. Therefore, during the construction process, the Company believes it is appropriate to reflect the fair value of the bonds at par value. Upon the completion of construction, the ultimate fair value of the bonds will be subject to traditional bond risks including the general interest rate environment along with the performance of the underlying property that services the principal and interest payments on the bonds. Unlike other bonds in the Company’s current portfolio, this bond is further supported through an unaffiliated equity partner in the project. The equity partner will provide additional security for the bonds that other bonds in the portfolio do not have. Also, unlike many of the bonds currently in the Company’s bond portfolio, the Company has determined that the underlying entity that supports the bonds will not be required to be consolidated into the Company’s consolidated financial statements.
Because these bonds are 100% owned by the Company and no active market exists for such bonds, future determinations of the bond’s fair value, upon completion, will be primarily dependent on the Company’s internal valuation techniques including discounted cash flow models.
4. Debt Financing and Note Payable
The Company’s debt financing of $45,900,000 bears interest at a weekly floating bond rate plus remarketing, credit enhancement, liquidity and trustee fees which averaged 3.9% and 3.0% in the aggregate for the six months ended June 30, 2006 and 2005, respectively and 3.9% and 3.3% in the aggregate for the three months ended June 30, 2006 and 2005, respectively. The note payable of $18,560,000 (included in liabilities of discontinued operations) relates to Northwoods Lake Apartments and matures in June 2034. The interest rate is fixed through June 2014 at 4.99%. Subsequent to June 2014, the rate converts to a variable interest rate.
5. Related Party Transactions
The General Partner is entitled to receive an administrative fee from the Company of up to 0.45% of the outstanding principal balance of any tax-exempt mortgage revenue bond or other mortgage investment, unless another third party is required to pay such administrative fee. For the three and six months ended June 30, 2006, the Company’s administrative fees to the General Partner were $118,020 and $196,394, respectively. For the three and six months ended June 30, 2005, the Company’s administrative fees to the General Partner were $97,931 and $198,580, respectively.
An affiliate of the General Partner was retained to provide property management services for Ashley Pointe, Ashley Square, Bent Tree Apartments, Chandler Creek Apartments, Clarkson Student Housing, Fairmont Oaks Apartments, Iona Lakes Apartments, Lake Forest Apartments, and Northwoods Lake Apartments. The management fees paid by the property owners to the affiliate of the General Partner amounted to $197,013 for the three months ended June 30, 2006, and $180,875 for the three months ended June 30, 2005. The management fees paid by the property owners to the affiliate of the General Partner amounted to $362,898 for the six months ended June 30, 2006, and $363,029 for the six months ended June 30, 2005. These property management fees are paid by the respective properties prior to the payment of any interest on the tax-exempt mortgage revenue bonds and taxable loans held by the Partnership on these properties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)
6. Interest Rate Cap Agreements
The Company has three interest rate cap agreements with a combined notional amount of $45,000,000 in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing. The terms of the cap agreements are as follows:

Notional Amount	Effective Date	Expiration Date	Cap Rate(1)	Premium Paid
$20,000,000	July 1, 2002	July 1, 2006	3.0%	$489,000
$10,000,000	November 1, 2002	November 1, 2007	3.0%	$250,000
$15,000,000	February 1, 2003	January 1, 2010	3.5%	$608,000

(1)	The cap rate does not reflect remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points.
These interest rate caps do not qualify for hedge accounting, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of derivative contracts resulted in reduction of interest expense of approximately $123,136 for the six months ended June 30, 2006, and an increase of interest expense of $52,183 for the six months ended June 30, 2005.
Subsequent to June 30, 2006, an interest rate cap with a notional amount of $20,000,000 expired. A new interest rate cap was executed with a notional amount of $10,000,000 and a cap rate of 4.0%. The expiration date of the new interest rate cap is July 1, 2011. The Company paid $159,700 for the interest rate cap and did not qualify for hedge accounting under the terms of the agreement. Therefore, the Company will account for the new interest rate cap in the same manner as the existing interest rate caps. The interest rate cap will be carried at fair value, with changes in fair value included in the current period earnings within interest expense.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)
The VIEs’ primary operating strategy focuses on multifamily apartment properties as long-term investments. The VIEs’ operating goal is to generate increasing amounts of net rental income from these properties that will allow them to service debt. In order to achieve this goal, management of these multifamily apartment properties is focused on: (i) maintaining high economic occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties; and (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas. As of June 30, 2006, the Company reported the assets and financial results of eight VIE multifamily apartment properties containing a total of 1,764 rental units. The VIEs’ multifamily apartment properties are located in the states of Iowa, Indiana, Florida, Georgia, Kentucky and South Carolina.
The following table details certain key financial information for the Company’s reportable segments for the periods ending June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total revenues
Partnership	$2,002,756	$2,108,232	$3,929,132	$4,357,571
VIEs	3,457,716	3,288,858	6,858,152	6,562,393
Consolidation/eliminations	(1,555,983)	(1,806,810)	(3,085,500)	(3,614,756)

Total revenues	$3,904,489	$3,590,280	$7,701,784	$7,305,208

Net income
Partnership	$1,291,389	$889,309	$2,421,436	$2,512,542
VIEs	(1,420,806)	(1,763,669)	(2,862,105)	(3,495,984)
Consolidation/eliminations	774,251	899,538	1,546,038	1,811,734

Net income	$644,834	$25,178	$1,105,369	$828,292

8. Discontinued Operations and Assets Held for Sale
During 2005, the Partnership sold a 316-unit multi-family housing project located in West Palm Beach, Florida known as Clear Lake Colony Apartments (“Clear Lake”). Prior to the sale of Clear Lake, the property met the criteria under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” as a discontinued operation. Therefore, the operations of Clear Lake are classified as a discontinued operation in the consolidated results of operations for the periods ending June 30, 2005.
As of June 30, 2006 the Company continued to designate Northwoods Lake Apartments in Duluth, Georgia as a discontinued operation under SFAS No. 144 and it is classified as such in the consolidated results of operations for the periods ended June 30, 2006 and June 30, 2005. The following table presents a balance sheet for the assets and liabilities of the discontinued operations as of June 30, 2006 and December 31, 2005:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

	June 30, 2006	Dec. 31, 2005
Land	$3,787,500	$3,787,500
Buildings and improvements	21,720,420	21,720,420

Real estate assets before accumulated depreciation	25,507,920	25,507,920
Accumulated depreciation	(8,101,942)	(7,976,985)

Total assets	17,405,978	17,530,935

Total liabilities	18,560,000	18,685,000

Net liabilities	$1,154,022	$1,154,065

The following table presents the revenues and net income for the discontinued operations for the six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Rental Revenues	$1,013,761	$1,613,488	$2,018,429	$3,217,510
Expenses	802,022	1,488,361	1,613,235	2,935,497

Net Income	$211,739	$125,127	$405,194	$282,013

9. Accounting Pronouncements
FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) was issued in July 2006 and is required to be adopted by the Company beginning January 1, 2007. The Company is currently evaluating the effect, if any, the adoption of FIN 48 will have on its consolidated financial statements.

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
The following discussion of the Company’s results of operations for the three and six months ended June 30, 2006 and 2005 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.

Three Months Ended June 30, 2006 compared to Three Months Ended June 30, 2005 (Consolidated)
Change in Results of Operations

	For the three	For the three
	Months Ended	Months Ended	Dollar
	June 30, 2006	June 30, 2005	Change
Income
Rental revenues	$3,457,715	$3,288,858	$168,857
Mortgage revenue bond investment income	361,318	272,483	88,835
Other interest income	85,456	28,939	56,517

	3,904,489	3,590,280	314,209

Expenses
Real estate operating (exclusive of items shown below)	2,197,937	1,937,323	260,614
Depreciation and amortization	565,654	682,355	(116,701)
Interest	396,461	597,802	(201,341)
General and administrative	311,342	472,749	(161,407)

	3,471,394	3,690,229	(218,835)

Income (loss) from continuing operations	433,095	(99,949)	533,044
Income from discontinued operations	211,739	125,127	86,612

Net income	$644,834	$25,178	$619,656

     Rental revenues. Rental revenues increased for the three months ended June 30, 2006 compared to the same period of 2005. Rental revenues increased by approximately $32 per unit per month during the second quarter of 2006 compared to the same period of 2005. Increased rental revenues were realized at all properties with the exception of Ashley Square. Revenues at Ashley Square decreased approximately $33,000 in the second quarter of 2006 compared to the same quarter of 2005.
     Mortgage revenue bond investment income. Mortgage revenue bond investment income increased during the second quarter of 2006 compared to the second quarter of 2005 due to the acquisition of $6.8 million of Bella Vista Tax-Exempt Mortgage Revenue Bonds. The Bella Vista bonds earn tax-exempt interest at a stated rate of 6.15% with semi-annual interest payments. All interest payments on the mortgage revenue bonds were current during this period.
     Other interest income. The increase in other interest income is attributable to temporary investment in liquid securities. The proceeds from the sale of Clear Lake Colonies that occurred in fourth quarter of 2005 created additional cash that was invested in short term liquid securities while the Company explored longer term options for the funds. A portion of those funds were invested in the Bella Vista bonds previously discussed.
     Real estate operating expenses. Real estate operating expenses are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate. Real estate expenses increased in the second quarter of 2006 compared to the same period of 2005. The increase in real estate operating expenses is reflective of the effort by the management of the properties to increase spending on repairs and maintenance in order to make the properties more attractive to current and potential tenants. Approximately $210,000 of the increase in real estate operating expenses can be attributed to increased spending on repairs and maintenance. Certain properties also realized increased salaries and benefits costs.
     Depreciation and amortization expense. Depreciation and amortization consist primarily of depreciation associated with the apartment properties of the consolidated VIEs. The large decrease in depreciation expense is primarily attributable to certain assets becoming fully depreciated at two of the Company’s properties during the second quarter of 2006.
     Interest expense. Interest expense decreased approximately $201,000 in the three month period ended June 30, 2006 compared to June 30, 2005. The decrease is attributable to the change in fair value of interest rate caps and a lower average outstanding debt compared to the previous period of 2005. Variable rate debt accounted for approximately 71% of the Company’s total outstanding debt as of June 30, 2006. With the exception of $900,000 as of June 30, 2006, all of the variable rate debt outstanding was protected with interest rate cap agreements. The change in fair value of the interest rate caps resulted in a reduction in interest expense of approximately $271,000 compared to the three months ended June 2005.
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
     General and administrative expenses. The decrease in general and administrative expenses that occurred in second quarter of 2006 can be attributed to lower board of directors fees, accounting and legal costs compared to second quarter of 2005.
     Discontinued Operations. As of June 30, 2006, Northwoods Lake Apartments has been designated as held for sale. Accordingly, the results of operations for the periods presented have been reclassified to discontinued operations and disclosed as a single line item on the statements of operations. During 2005, the Company divested Clear Lake Colony Apartments. As a result, that property is also classified as discontinued operations for the three months ended June 30, 2005. Income from discontinued operations increased during the first six months of 2006 compared to 2005 primarily due to the requirements of generally accepted accounting principles to cease asset depreciation at the time an asset is determined to be held for sale. Because Northwoods met the criteria as an asset held for sale during the end of the first quarter of 2006, there was no depreciation recorded during second quarter of 2006. The amount of depreciation that was not recorded in second quarter of 2006 was approximately $134,000. Offsetting this increase in income from discontinued operations was a decrease related to the loss of Clear Lake’s contribution of approximately $49,000 to discontinued operations in 2005 compared to 2006 due to the sale of Clear Lake in fourth quarter of 2005.

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005 (Consolidated)
Change in Results of Operations

	For the six	For the six
	Months Ended	Months Ended	Dollar
	June 30, 2006	June 30, 2005	Change
Income
Rental revenues	$6,858,152	$6,562,393	$295,759
Mortgage revenue bond investment income	626,368	537,908	88,460
Other interest income	217,264	78,157	139,107
Gain on sale of securities	—	126,750	(126,750)

	7,701,784	7,305,208	396,576

Expenses
Real estate operating (exclusive of items shown below)	4,322,135	3,829,798	492,337
Depreciation and amortization	1,178,906	1,343,918	(165,012)
Interest	780,942	729,672	51,270
General and administrative	719,626	855,541	(135,915)

	7,001,609	6,758,929	242,680

Income from continuing operations	700,175	546,279	153,896
Income from discontinued operations	405,194	282,013	123,181

Net income	$1,105,369	$828,292	$277,077

     Rental revenues. Rental revenues increased for the six months ended June 30, 2006 compared to the same period of 2005. Rental revenues increased by approximately $28 per unit per month during the six months of 2006 compared to the same period of 2005. Increased rental revenues were realized at all properties with the exception of Ashley Square. Revenues at Ashley Square decreased approximately $52,000 during the first half of 2006 compared to the first half of 2005.
     Mortgage revenue bond investment income. Mortgage revenue bond investment income increased during the first six months of 2006 compared to the first six months of 2005 due to the acquisition of $6.8 million of Bella Vista Tax-Exempt Mortgage Revenue Bonds in the second quarter of 2006. The Bella Vista bonds earn tax-exempt interest at a stated rate of 6.15% with semi-annual interest payments. All interest payments on the mortgage revenue bonds were current during this period.
     Other interest income. The increase in other interest income is attributable to temporary investment in liquid securities. The proceeds from the sale of Clear Lake Colonies that occurred in fourth quarter of 2005 created additional cash that was invested in short term liquid securities while the Company explored longer term options for the funds. A portion of those funds were invested in the Bella Vista bonds previously discussed and therefore are reflected in mortgage revenue bond investment income. Offsetting the increase in other interest income was the decrease in income from Museum Towers bonds. During the first quarter of 2005, the Company sold its investment in the Museum Tower tax-exempt bonds.
     Gain on sale of securities. The Company sold its entire interest in the Museum Tower bonds during the first quarter of 2005. The carrying cost of the investment was $3,900,000 and the net proceeds from the sale were $4,026,750 resulting in a gain on the sale of securities of $126,750.

     Real estate operating expenses. Real estate operating expenses are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate. Real estate expenses increased in the first half of 2006 compared to the same period of 2005. The increase in real estate operating expenses is reflective of the effort by the management of the properties to increase spending on repairs and maintenance in order to make the properties more attractive to current and potential tenants. Certain properties also realized increased utility costs and increase salaries and benefits costs.
     Depreciation and amortization expense. Depreciation and amortization consist primarily of depreciation associated with the apartment properties of the consolidated VIEs. The large decrease in depreciation expense is primarily attributable to certain assets becoming fully depreciated during the six months ended June 30, 2006.
     Interest expense. Interest expense increased approximately $51,000 in the six month period ended June 30, 2006 compared to June 30, 2005. The increase in interest expense is primarily attributable to increasing interest rates on the Company’s variable rate debt financing. The increase in interest expense was mitigated due to the Company’s interest rate cap agreements. The cap agreements offset the increase in interest expense by approximately $175,000 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.
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
     General and administrative expenses. General and administrative expenses were significantly lower during the first six months of 2006 compared to 2005. The decrease can be attributed to lower board of directors fees, accounting and legal costs compared to the first six months of 2005.
     Discontinued Operations. As of June 30, 2006, Northwoods Lake Apartments has been designated as held for sale. Accordingly, the results of operations for the periods presented have been reclassified to discontinued operations and disclosed as a single line item on the Statements of Operations. During 2005, the Company divested Clear Lake Colony Apartments. As a result, that property is also classified as discontinued operations for the six months ended June 30, 2005. Income from discontinued operations increased during the first six months of 2006 compared to 2005 primarily due to the requirements of generally accepted accounting principles to cease asset depreciation at the time an asset is determined to be held for sale. Because Northwoods met the criteria as an asset held for sale during the end of the first quarter of 2006, there was no depreciation recorded during second quarter of 2006. The amount of depreciation that was not recorded in second quarter of 2006 was approximately $134,000.
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
The Partnership’s primary assets are its tax-exempt mortgage revenue bonds, which provide permanent financing for twelve multifamily housing properties. One of the multifamily housing properties is Northwoods Lake Apartments. As of June 30, 2006, Northwoods Lake is reflected as a discontinued operation in the consolidated financial statements of the Company. Bella Vista Apartments is also a current tax-exempt mortgage bond of the Partnership that was acquired in April 2006. Because Bella Vista is currently under construction, no operational information regarding the property currently exists. The construction of the property is currently on a schedule to be completed on time within budget. A description of the multifamily housing properties, excluding Northwoods Lake and Bella Vista Apartments, collateralizing the tax-exempt mortgage revenue bonds owned by the Partnership as of June 30, 2006 is as follows:

					Economic Occupancy
			Physical occupancy		for the six months ended
		Number	as of June 30,		June 30, (1)
Property Name	Location	of Units	2006	2005	2006	2005
Multifamily Housing — Consolidated Properties
Ashley Pointe at Eagle Crest	Evansville, IN	150	97%	97%	88%	90%
Ashley Square	Des Moines, IA	144	90%	94%	84%	88%
Bent Tree Apartments	Columbia, SC	232	91%	80%	82%	73%
Fairmont Oaks Apartments	Gainsville, FL	178	95%	97%	89%	82%
Iona Lakes Apartments	Ft. Myers, FL	350	96%	95%	94%	89%
Lake Forest Apartments	Daytona Beach, FL	240	98%	97%	95%	93%
Woodbridge Apts. of Bloomington III	Bloomington, IN	280	84%	73%	93%	86%
Woodbridge Apts. of Louisville II	Louisville, KY	190	95%	93%	91%	88%

		1,764	93%	90%	87%	82%

Multifamily Housing — Nonconsolidated Properties

Chandler Creek Apartments	Round Rock, TX	216	93%	92%	66%	62%

Student Housing

Clarkson College	Omaha, NE	142	56%	43%	65%	45%

(1)	Economic occupancy is presented for the six months ended June 30, 2006 and 2005, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units.
The following discussion of the Partnership’s results of operations for the three and six months ended June 30, 2006 and 2005 is presented as it reflects the operations of the Partnership prior to the consolidation of the VIEs, which was required with the implementation of FIN 46R effective January 1, 2004. This information is used by management to analyze its operations and is reflective of the segment data discussed in Note 7 to the Financial Statements. Items previously discussed in connection with the Company’s results of operations are not repeated.

Three Months Ended June 30, 2006 compared to Three Months Ended June 30, 2005 (Partnership Only)
Changes in Results of Operations

	For the three	For the three
	Months Ended	Months Ended	Dollar
	June 30, 2006	June 30, 2005	Change
Income
Mortgage revenue bond investment income	$1,893,548	$2,057,017	$(163,469)
Other interest income	109,208	51,215	57,993

	2,002,756	2,108,232	(105,476)

Expenses
Interest expense	393,992	740,140	(346,148)
Amortization expense	6,033	6,034	(1)
General and administrative	311,342	472,749	(161,407)

	711,367	1,218,923	(507,556)

Income from continuing operations	$1,291,389	$889,309	$402,080

     Mortgage revenue bond investment income. Mortgage revenue bond investment income decreased for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 due to the Clear Lake sale during the fourth quarter of 2005. Due to the sale of the property, the tax-exempt bonds held by the Partnership on this property were paid in full. Offsetting this reduction in mortgage revenue bond investment income was approximately $96,000 in income related to interest earned on the newly acquired Bella Vista bonds. The Bella Vista bonds were acquired in April 2006 for a principal investment of $6.8 million. The stated rate of the tax-exempt bonds is 6.15% per annum.
     Interest expense. Interest expense decreased by approximately $346,000 during the three months ended June 30, 2006 compared to the same period of 2005. The decrease in interest expense is attributable to lower debt outstanding during the first half of 2006 compared to the same period of 2005 and increased market values on the Company’s interest rate cap agreements. The reduction in debt of approximately $16 million was achieved through the sale of the Clear Lake Colony Apartments during fourth quarter 2005. The interest rate cap agreements are recorded at fair value at the end of each period with the change in fair value reflected in current period earnings. Partially offsetting the reduction in interest expense was the increase in interest expense due to increasing interest rates on the Partnership’s variable rate debt.

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005 (Partnership Only)
Changes in Results of Operations

	For the six	For the six
	Months Ended	Months Ended	Dollar
	June 30, 2006	June 30, 2005	Change
Income
Mortgage revenue bond investment income	$3,664,742	$4,108,466	$(443,724)
Other interest income	264,390	122,355	142,035
Gain on sale of securities	—	126,750	(126,750)

	3,929,132	4,357,571	(428,439)

Expenses
Interest expense	776,005	977,085	(201,080)
Amortization expense	12,066	12,403	(337)
General and administrative	719,626	855,541	(135,915)

	1,507,697	1,845,029	(337,332)

Income from continuing operations	$2,421,435	$2,512,542	$(91,107)

     Mortgage revenue bond investment income. Mortgage revenue bond investment income decreased for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due to the Clear Lake sale during the fourth quarter of 2005. Partially offsetting this reduction in mortgage revenue bond investment income was approximately $96,000 in income related to interest earned on the newly acquired Bella Vista bonds.
     Interest expense. Interest expense decreased by approximately $201,000 during the six months ended June 30, 2006 compared to the same period of 2005. The decrease in interest expense is attributable to lower debt outstanding during the first half of 2006 compared to the same period of 2005. Higher interest rates on the Company’s variable rate debt partially offset the reduction of interest expense achieved through lower debt levels.
Liquidity and Capital Resources
Tax-exempt interest earned on the mortgage revenue bonds represents the Partnership’s principal source of cash flow. Tax-exempt interest is primarily comprised of base interest on the mortgage revenue bonds. The Partnership will also receive from time to time contingent interest on certain of the mortgage revenue bonds. Contingent interest is only paid when the underlying properties generate excess cash flow, therefore, cash in-flows are fairly fixed in nature and increase when the underlying properties have strong economic performances and when the Partnership acquires additional tax-exempt mortgage revenue bonds or other investments.
The Partnership’s principal uses of cash are the payment of distributions to BUC holders, interest on debt financing and general and administrative expenses. The Partnership also uses cash to acquire additional investments. Distributions to BUC holders may increase or decrease at the determination of the General Partner. The Partnership is currently paying distributions at the rate of $0.54 per BUC per year. The General Partner determines the amount of the distributions based upon the projected future cash flows of the Partnership. Future distributions to BUC holders will depend upon the amount of base and contingent interest received on the tax-

exempt mortgage revenue bonds and other investments, the effective interest rate on the Partnership’s variable-rate debt financing, and the amount of the Partnership’s undistributed cash.
The Partnership believes that cash provided by net interest income from its tax-exempt mortgage revenue bonds and other investments will be adequate to meet its projected long-term liquidity requirements, including distributions to BUC holders. Currently, income from investments is not sufficient to fund all disbursements including the payment of expenses, interest and distributions to BUC holders without utilizing cash reserves to supplement the deficit. The Partnership is currently taking action to address this deficit. See discussion below and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005 regarding “Historical and Current Business Strategy”.
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
On a consolidated basis, cash provided by operating activities for the six months ended June 30, 2006 increased $1,518,338 compared to the same period a year earlier mainly due to changes in working capital and higher net income. Cash from investing activities decreased $2,383,908 for the six months ended June 30, 2006 compared to the same period in 2005 primarily due to the sale of tax-exempt securities that generated net proceeds of $4.0 million in 2005 compared to 2006. Cash used in financing activities increased $916,230 for the six months ended June 30, 2006 compared to the same period in 2005 primarily due to the lower increase in liabilities associated with restricted cash.
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
In order to achieve the objective of repositioning the Partnership’s investment portfolio the following may occur:
1.	In order to capitalize on current multifamily property valuations the Partnership may call certain of its bond investments thereby requiring a sale or refinancing to occur. This will allow the Partnership to realize additional returns up to the amount of accrued contingent interest on its bond investment. It may also allow the Partnership to realize payment of taxable loans outstanding which are currently considered under-performing or non-performing assets,

2.	The proceeds received from these transactions would be redeployed into other tax exempt multifamily oriented investments. Through this redeployment Cash Available for Distribution (“CAD”) is expected to increase by investing in assets that will generate higher income. The Partnership will likely expand its bond investments beyond traditional “80/20” bonds, which require at least twenty percent of the units of these properties to be leased to tenants with incomes that are at or below eighty percent of the median income, and

3.	The Partnership may be able to use a higher quality investment portfolio as leverage in acquiring additional investments.
By triggering a terminal event for many of the Partnership’s investments:
1.	The Partnership may be able to monetize its upside potential inherent in the current bond structures and increase the total assets of the Partnership,

2.	Through the redeployment of proceeds received the Partnership may increase CAD through an expanded asset base and through the elimination of current under-performing or non-performing assets,

3.	The Partnership’s accounting and financial reporting may be simplified by eliminating the VIEs currently consolidated by the Partnership under FIN46R, and

4.	By perpetuating the Partnership’s historically high dividend payout ratio, investor distributions may increase along with increases in CAD.
The General Partner is currently evaluating a number of transactions that may be utilized to execute this strategy. During the second quarter the Partnership acquired an investment in tax-exempt mortgage revenue bonds issued by the Texas Department of Housing and Community Affairs for Bella Vista Apartments. Bella Vista Apartments is a multifamily housing project in Gainesville, Texas. The principal amount of the bonds is $6.8 million. The bonds carry an interest rate of 6.15% and mature in 2046. At this time the Partnership has not committed to any other specific transactions in regard to the repositioning of its current investment portfolio.
The Partnership is also exploring the possibility of raising additional equity for the Partnership. Equity raises may allow the Partnership to realize greater economies of scale and further enhance the generation of CAD.
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

The following sets forth a reconciliation of the Company’s net income as determined in accordance with GAAP and its CAD for the periods set forth.

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income	$644,834	$25,178	$1,105,369	$828,292
Net loss from VIEs	1,420,806	1,763,669	2,862,105	3,495,984
Eliminations due to VIE consolidation	(774,251)	(899,539)	(1,546,038)	(1,811,734)

Income before impact of VIE consolidation	1,291,389	889,308	2,421,436	2,512,542
Change in fair value of derivatives and interest rate cap amortization	(58,140)	212,768	(123,136)	52,183
Amortization expense (Partnership only)	6,033	6,034	12,066	12,403

CAD	$1,239,282	$1,108,110	$2,310,366	$2,577,128

Weighted average number of units outstanding, basic and diluted	9,837,928	9,837,928	9,837,928	9,837,928

CAD per unit	$0.13	$0.11	$0.23	$0.26

The amount of distributions to the BUC holders was approximately $2,683,000 or $0.23 per unit for the six months ended June 30, 2006 and 2005. Although distributions exceeded CAD for the first six months of 2006, the Partnership has elected to maintain the current level of distributions it pays to BUC holders. While the Partnership has sufficient cash reserves to support distributions in excess of CAD in the short-term, continued distributions in excess of CAD are not sustainable over the long-term.
Contractual Obligations
There were no significant changes to the Company’s contractual obligations as of June 30, 2006 from the December 31, 2005 information presented in the Company’s annual report on Form 10-K.
Accounting Pronouncements
FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes” (“FIN48”) was issued July 2006 and is required to be adopted by the Company beginning January 1, 2007. The Company is currently evaluating the effect, if any, the adoption will have on its consolidated financial statements.
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

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

By America First Capital Associates Limited Partnership Two, General Partner of the Partnership

By Burlington Capital Group LLC, General Partner of America First Capital Associates Limited Partnership Two

Date: August 9, 2006	/s/ Lisa Y. Roskens

Lisa Y. Roskens Chief Executive Officer Burlington Capital Group LLC, acting in its capacity as general partner of the General Partner of America First Tax Exempt Investors, L.P.