Form 10-Q
period 2006-09-30
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2006-11-14
CIK 1059142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2006	2005
Assets
Cash and cash equivalents	$13,791,931	$3,298,605
Restricted cash	3,651,408	3,116,340
Interest receivable	318,634	142,816
Tax-exempt mortgage revenue bonds	23,674,416	17,033,964
Other tax-exempt bond	4,800,000	12,000,000
Real estate assets:
Land	7,280,555	7,280,555
Buildings and improvements	75,567,081	75,215,802

Real estate assets before accumulated depreciation	82,847,636	82,496,357
Accumulated depreciation	(27,668,139)	(25,903,267)

Net real estate assets	55,179,497	56,593,090
Other assets	1,139,824	1,858,374
Assets of discontinued operations	—	17,530,935

Total Assets	$102,555,710	$111,574,124

Liabilities and Partners’ Capital
Liabilities
Accounts payable, accrued expenses and other liabilities	$6,990,739	$5,917,600
Distribution payable	1,341,535	1,341,534
Debt financing	45,900,000	45,990,000
Liabilities of discontinued operations	—	18,685,000

Total Liabilities	54,232,274	71,934,134

Commitments and Contingencies

Partners’ Capital
General Partner	211,546	178,058
Beneficial Unit Certificate (“BUC”) holders	92,142,590	88,827,326
Unallocated deficit of variable interest entities	(44,030,700)	(49,365,394)

Total Partners’ Capital	48,323,436	39,639,990

Total Liabilities and Partners’ Capital	$102,555,710	$111,574,124

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Income:
Rental revenues	$3,419,475	$3,274,608	$10,277,627	$9,837,001
Mortgage revenue bond investment income	369,300	267,060	995,668	801,313
Other interest income	51,803	18,114	269,067	99,926
Gain on sale of assets	—	—	—	126,750

	3,840,578	3,559,782	11,542,362	10,864,990

Expenses:
Real estate operating (exclusive of items shown below)	2,212,319	2,446,672	6,534,454	6,276,470
Depreciation and amortization	582,319	662,482	1,761,225	2,006,400
Interest	710,078	222,265	1,491,020	951,937
General and administrative	386,869	774,808	1,106,495	1,630,349

	3,891,585	4,106,227	10,893,194	10,865,156

Income (loss) from continuing operations	(51,007)	(546,445)	649,168	(166)
Income (loss) from discontinued operations (Including gain on sale of $11,667,246 in 2006)	11,783,237	(81,597)	12,188,431	200,416

Net income	$11,732,230	$(628,042)	$12,837,599	$200,250

Net income allocated to:
General Partner	$50,815	$8,562	$75,029	$33,687
BUC holders	5,030,653	847,569	7,427,875	3,334,986
Unallocated income (loss) of variable interest entities	6,650,762	(1,484,173)	5,334,695	(3,168,423)

	$11,732,230	$(628,042)	$12,837,599	$200,250

BUC holders’ interest in net income per unit (basic and diluted):
Income from continuing operations	$0.51	$0.09	$0.76	$0.34
Income from discontinued operations	—	—	—	—

Net income, basic and diluted, per unit	$0.51	$0.09	$0.76	$0.34

Weighted average number of units outstanding, basic and diluted	9,837,928	9,837,928	9,837,928	9,837,928

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(UNAUDITED)

				Unallocated		Accumulated
		Beneficial Unit		deficit of		Other
	General	Certificate holders		variable interest		Comprehensive
	Partner	# of Units	Amount	entities	Total	Loss
Balance at January 1, 2005	$75,358	9,837,928	$78,659,842	$(50,808,914)	$27,926,286	$(1,657,167)
Comprehensive income:
Net income	1,021,216		17,100,407	1,443,519	19,565,142
Unrealized gain on securities	10,145		1,004,319	—	1,014,464	1,014,464

Total comprehensive income					20,579,606

Distributions paid or accrued	(9,28,661)		(7,937,241)	—	(8,865,902)

Balance at December 31, 2005	$178,058	9,837,928	$88,827,327	$(49,365,395)	$39,639,990	$(642,703)

Comprehensive income:
Net income	75,029		7,427,875	5,334,695	12,837,599
Unrealized loss on securities	(1,295)		(128,253)	—	(129,548)	(129,548)

Total comprehensive income					$12,708,051

Distributions paid or accrued	(40,246)		(3,984,359)	—	(4,024,605)

Balance at September 30, 2006	$211,546	9,837,928	$92,142,590	$(44,030,700)	$48,323,436	$(772,251)

The accompanying notes are an integral part of the condensed consolidated financial statement.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30, 2006	September 30, 2005
Operating activities:
Net income	$12,837,599	$200,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,896,061	2,487,986
Gain on sale of assets	(11,667,246)	(126,750)
(Increase) decrease in interest receivable	(175,818)	87,354
Decrease in other assets	769,149	323,894
Increase in accounts payable, accrued expenses and other liabilities	538,072	84,913

Net cash provided by operating activities	4,197,817	3,057,647

Investing activities:
Acquisition of tax-exempt revenue bonds	(18,800,000)	—
Proceeds from the sale of other tax-exempt bonds	19,200,000	4,026,750
Proceeds from the sale of assets	10,443,223	—
Increase in restricted cash	(535,068)	(2,310,088)
Capital expenditures	(338,109)	(461,760)
Principal payments received on tax-exempt revenue bonds	30,000	15,000

Net cash provided by investing activities	10,000,046	1,269,902

Financing activities:
Distributions paid	(4,024,605)	(4,024,608)
Principal payments on debt financing and note payable	(215,000)	(385,833)
Increase in liabilities related to restricted cash	535,068	1,710,088

Net cash used in financing activities	(3,704,537)	(2,700,353)

Net increase in cash and cash equivalents	10,493,326	1,627,196
Cash and cash equivalents at beginning of period	3,298,605	2,317,342

Cash and cash equivalents at end of period	$13,791,931	$3,944,538

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,609,988	$1,151,310
Distributions declared but not paid	$1,341,535	$1,341,536
The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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
The consolidated financial statements include the accounts of the Partnership and of the variable interest entities (“VIEs”) in which the Partnership has been determined to be the primary beneficiary. In this Form 10-Q, “the Partnership” refers to America First Tax Exempt Investors, L.P. as a stand-alone entity and “the Company” refers to the Partnership and the VIEs on a consolidated basis. All transactions and accounts between the Partnership and the VIEs have been eliminated in consolidation. The Partnership does not presently believe that the consolidation of VIEs for reporting under accounting principles generally accepted in the United States of America (“GAAP”) will impact the Partnership’s tax status, amounts reported to BUC holders on IRS Form K-1, the Partnership’s ability to distribute tax-exempt income to BUC holders, the current level of quarterly distributions or the tax-exempt status of the underlying mortgage revenue bonds.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position as of September 30, 2006, and the results of operations for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
SEPTEMBER 30, 2006
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
3. Investments in Tax-Exempt Bonds
The Company had the following investments in tax-exempt mortgage revenue bonds as of date shown:

	September 30, 2006
		Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Description of Tax-Exempt
Mortgage Revenue Bonds

Chandler Creek Apartments	$11,500,000	$—	$(126,500)	$11,373,500
Clarkson College	6,146,667	—	(645,751)	5,500,916
Bella Vista	6,800,000	—	—	6,800,000

	$24,446,667	$—	$(772,251)	$23,674,416

	December 31, 2005
		Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Description of Tax-Exempt
Mortgage Revenue Bonds

Chandler Creek Apartments	$11,500,000	$—	$(141,450)	$11,358,550
Clarkson College	6,176,667	—	(501,253)	5,675,414

	$17,676,667	$—	$(642,703)	$17,033,964

Unrealized gains or losses on these tax-exempt bonds are recorded to reflect quarterly changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. The Chandler Creek bonds are in technical default and interest is being paid on these bonds at a rate below the stated rate. In April 2006, the Company terminated a forbearance agreement with the borrower. The termination of the forbearance agreement allows the Company to seek additional remedies including the ultimate foreclosure of the property, if necessary. The Company does not currently intend to exercise its right to foreclose on the property as the property continues to pursue alternatives to ultimately satisfy its obligations to its creditors. The current unrealized losses on the bonds are not considered to be other-than-temporary because the Company has the intent and ability to hold these securities until their value recovers or until maturity, if necessary. The unrealized loss will continue to fluctuate each reporting period based on the market conditions and present value of the expected cash flow.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)
In April 2006, the Company acquired the Bella Vista bonds at par value of $6.8 million, which represented 100% of the bond issuance. The bonds earn interest at an annual rate of 6.15% with semi-annual interest payments and a stated maturity date of April 1, 2046. The bonds were issued in order to construct a 144 unit multi-family apartment complex in Gainesville, Texas. The apartment complex is currently under construction with an estimated completion date of April 2007. The bonds are secured by a construction performance guarantee during the construction period by a third party guarantor. Therefore, during the construction process, the Company has determined that the fair value of the bonds is equal to their par value. Because these bonds are 100% owned by the Company and no active market exists for such bonds, future determinations of the bond’s fair value, upon completion of construction, will be primarily dependant on the Company’s internal valuation techniques including discounted cash flow models. Upon the completion of construction, the fair value of the Bella Vista bonds will be subject to traditional bond risks including the general interest rate environment along with the performance of the underlying property that services the principal and interest payments on the bonds. The Company has determined that the underlying entity that supports the bonds does not meet the definition of a VIE and will not be required to be consolidated into the Company’s consolidated financial statements under FIN 46R.
4. Debt Financing and Note Payable
The Company’s debt financing of $45,900,000 bears interest at a weekly floating bond rate plus remarketing, credit enhancement, liquidity and trustee fees which averaged 4.0% and 3.1% in the aggregate for the nine months ended September 30, 2006 and 2005, respectively and 4.1% and 3.3% in the aggregate for the three months ended September 30, 2006 and 2005, respectively.
5. Related Party Transactions
The General Partner is entitled to receive an administrative fee from the Company of up to 0.45% of the outstanding principal balance of any tax-exempt mortgage revenue bond or other mortgage investment, unless another third party is required to pay such administrative fee. For the three and nine months ended September 30, 2006, the Company’s administrative fees to the General Partner were $537,888 and $734,282, respectively. For the three and nine months ended September 30, 2005, the Company’s administrative fees to the General Partner were $73,180 and $271,710, respectively. Included in the amounts for the three and nine months ended September 30, 2006 was approximately $432,000 of past due administrative fees that were paid from the proceeds of the Northwoods Lake Apartments transaction (See Note 8).
An affiliate of the General Partner was retained to provide property management services for Ashley Pointe, Ashley Square, Bent Tree Apartments, Chandler Creek Apartments, Clarkson Student Housing, Fairmont Oaks Apartments, Iona Lakes Apartments, Lake Forest Apartments, and Northwoods Lake Apartments. The management fees paid by the property owners to the affiliate of the General Partner amounted to $116,474 for the three months ended September 30, 2006, and $195,219 for the three months ended September 30, 2005. The management fees paid by the property owners to the affiliate of the General Partner amounted to $479,372 for the nine months ended September 30, 2006, and $558,248 for the nine months ended September 30, 2005. These property management fees are paid by the respective properties prior to the payment of any interest on the tax-exempt mortgage revenue bonds and taxable loans held by the Partnership on these properties.
6. Interest Rate Cap Agreements
The Company has three interest rate cap agreements with a combined notional amount of $35,000,000 in order

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)
to mitigate its exposure to increases in interest rates on its variable-rate debt financing. The terms of the cap agreements are as follows:

Notional Amount	Effective Date	Expiration Date	Cap Rate (1)	Premium Paid
$10,000,000	November 1, 2002	November 1, 2007	3.0%	$250,000
$15,000,000	February 1, 2003	January 1, 2010	3.5%	$608,000
$10,000,000	July 1, 2006	July 1, 2011	4.0%	$159,700

(1)	The cap rate does not reflect remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 70 basis points.
These interest rate caps do not qualify for hedge accounting; accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of derivative contracts resulted in an increase in interest expense of approximately $116,431 for the nine months ended September 30, 2006, and a decrease in interest expense of $101,589 for the nine months ended September 30, 2005. The change in fair value of derivative contracts resulted in an increase of interest expense of approximately $239,567 for the three months ended September 30, 2006 and a decrease of interest expense of $153,773 for the three months ended September 30, 2005.
During the third quarter of 2006, an interest rate cap with a notional amount of $20,000,000 expired. A new interest rate cap was executed with a notional amount of $10,000,000 and a cap rate of 4.0%. The expiration date of the new interest rate cap is July 1, 2011. The Company paid $159,700 for the interest rate cap and did not qualify for hedge accounting under the terms of the agreement. Therefore, the interest rate cap will be carried at fair value, with changes in fair value included in the current period earnings within interest expense.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)
The VIEs’ primary operating strategy focuses on multifamily apartment properties as long-term investments. The VIEs’ operating goal is to generate increasing amounts of net rental income from these properties. In order to achieve this goal, management of these multifamily apartment properties is focused on: (i) maintaining high economic occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties; and (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas. As of September 30, 2006, the Company reported the assets and financial results of eight VIE multifamily apartment properties containing a total of 1,764 rental units. The VIEs’ multifamily apartment properties are located in the states of Iowa, Indiana, Florida, Kentucky and South Carolina.
The following table details certain key financial information for the Company’s reportable segments for the periods ended September 30, 2006 and 2005:

	Three Months Ended Septmeber 30,		Nine Months Ended Septmber 30,
	2006	2005	2006	2005
Total revenues
Partnersip	$6,181,979	$2,108,154	$10,111,111	$6,465,725
VIEs	3,419,475	3,274,608	10,277,627	$9,837,001
Consolidation/eliminations	(5,760,876)	(1,822,980)	(8,846,376)	(5,437,736)

Total revenues	$3,840,578	$3,559,782	$11,542,362	$10,864,990

Net income(loss) from continuing operations
Partnership	$5,081,468	$856,131	$7,502,904	$3,368,673
VIEs	(1,782,402)	(1,967,891)	(5,049,701)	(5,745,888)
Consolidation/eliminations	(3,350,073)	565,315	(1,804,035)	2,377,049

Net income (loss) from continuing operations	$(51,007)	$(546,445)	$649,168	$(166)

Net income (loss)
Partnersip	$5,081,468	$856,131	$7,502,904	$3,368,673
VIEs	10,000,835	(2,049,488)	7,138,730	(5,545,472)
Consolidation/eliminations	(3,350,073)	565,315	(1,804,035)	2,377,049

Net income (loss)	$11,732,230	$(628,042)	$12,837,599	$200,250

	September 30,	December 31,
	2006	2005
Total assets
Partnership	$134,058,282	$128,782,494
VIEs	69,770,268	88,088,358
Consolidation/eliminations	(101,272,840)	(105,296,728)

Total assets	$102,555,710	$111,574,124

Total partners’ capital
Partnership	85,767,356	$80,970,212
VIEs	(59,419,043)	(66,557,422)
Consolidation/eliminations	21,975,123	25,227,200

Total Partners’ capital	$48,323,436	$39,639,990

8. Discontinued Operations and Assets Held for Sale
During 2005, the Partnership sold a 316-unit multi-family housing project located in West Palm Beach, Florida known as Clear Lake Colony Apartments (“Clear Lake”). Prior to the sale of Clear Lake, the property met the criteria under Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) as a discontinued operation. Therefore, the operations of Clear Lake are classified as a discontinued operation in the consolidated results of operations for the periods ended September 30, 2005.
During 2006, Northwoods Lake Apartments in Duluth, Georgia met the criteria as a discontinued operation under SFAS No. 144 and it is classified as such in the consolidated results of operations for the periods ended September 30, 2006 and September 30, 2005. During the third quarter of 2006, the property owner, a consolidated VIE, sold the property. In conjunction with the property sale, the Partnership sold its investment in the Northwoods Lake Apartments bonds. The Company owned $6.15 million in bonds and under FIN 46R, the Company was required to consolidate the property. In order to properly reflect the transaction under FIN 46R, the Company recorded the sale of the property as though it was owned by the Company. As such, the Company recorded a gain on the sale of the property of $11.7 million. The equity in the property owner was held by individuals associated with the general partner of AFCA2. All net proceeds received by the property owner as a result of the transaction and any assets remaining with the property owner were used to settle obligations to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)
Partnership. The sale of the bonds did not result in a taxable gain to the Partnership. The following table presents a balance sheet for the assets and liabilities of the discontinued operations as of September 30, 2006 and December 31, 2005:

	September 30, 2006	Dec. 31, 2005
Land	$—	$3,787,500
Buildings and improvements	—	21,720,420

Real estate assets before accumulated depreciation	—	25,507,920
Accumulated depreciation	—	(7,976,985)

Total assets	—	17,530,935

Total liabilities	—	18,685,000

Net liabilities	$—	$1,154,065

The following table presents the revenues and net income for the discontinued operations for the nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Rental Revenues	$562,717	$1,642,807	$2,581,146	$4,860,317
Expenses	446,726	1,724,404	2,059,961	4,659,901

Net Income	$115,991	$(81,597)	$521,185	$200,416

9. Recently Issued Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. The interpretation clarifies the accounting for uncertainty in tax positions. The interpretation is effective for us beginning in the first quarter of 2007. The Company does not believe the standard will have a material impact on the consolidated financial statements.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (“SFAS No. 157”). This statement does not require new fair value measurements, however, it provides guidance on applying fair value and expands required disclosures. SFAS No. 157 is effective beginning in the first quarter of 2008. We are currently assessing the impact SFAS No. 157 may have on our consolidated financial statements.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and then evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective at the end of 2006, although the Company does not expect the adoption of SAB 108 will have a material impact on our consolidated financial statements.

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
Critical Accounting Policies
The Company’s critical accounting policies are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
The following discussion of the Company’s results of operations for the three and nine months ended September 30, 2006 and 2005 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005 (Consolidated)
Change in Results of Operations

	For the three	For the three
	Months Ended	Months Ended	Dollar
	September 30, 2006	September 30, 2005	Change
Income
Rental revenues	$3,419,475	$3,274,608	$144,867
Mortgage revenue bond investment income	369,300	267,060	102,240
Other interest income	51,803	18,114	33,689

	3,840,578	3,559,782	280,796

Expenses
Real estate operating (exclusive of items shown below)	2,212,319	2,446,672	(234,353)
Depreciation and amortization	582,319	662,482	(80,163)
Interest	710,078	222,265	487,813
General and administrative	386,869	774,808	(387,939)

	3,891,585	4,106,227	(214,642)

Income (loss) from continuing operations	(51,007)	(546,445)	495,438
Income from discontinued operations	11,783,237	(81,597)	11,864,834

Net income	$11,732,230	$(628,042)	$12,360,272

     Rental revenues. Rental revenues increased by 4% for the three months ended September 30, 2006 compared to the same period of 2005 or approximately $27 per rental unit per month. Increased rental revenues were realized at all properties with the exception of Ashley Square. Revenues at Ashley Square decreased approximately $34,000 in the third quarter of 2006 compared to the same quarter of 2005. The decrease is primarily related to certain units that were unable to be leased due to ongoing property improvement projects.
     Mortgage revenue bond investment income. Mortgage revenue bond investment income increased during the third quarter of 2006 compared to the third quarter of 2005 due to the acquisition of $6.8 million of Bella Vista tax-exempt mortgage revenue bonds. The Bella Vista bonds earn tax-exempt interest at a stated rate of 6.15% with semi-annual interest payments. All interest payments due on the mortgage revenue bonds were paid current during this period.
     Other interest income. The increase in other interest income is attributable to an increase in temporary investments in liquid securities. The proceeds from the sale of Clear Lake Colonies that occurred in fourth quarter of 2005 created additional cash that was invested in short term liquid securities while the Company explored longer term options for the funds. A portion of those funds were invested in the Bella Vista bonds previously discussed.
     Real estate operating expenses. Real estate operating expenses are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues. Real estate expenses decreased in the third quarter of 2006 compared to the same period of 2005. The decrease in real estate operating expenses is reflective of decreased expenses related to repairs and maintenance. Offsetting these decreases were increased salaries and benefits costs at certain properties.

     Depreciation and amortization expense. Depreciation and amortization consist primarily of depreciation associated with the apartment properties of the consolidated VIEs. The decrease in depreciation expense is primarily attributable to certain assets becoming fully depreciated at two of the Company’s properties during the second quarter of 2006.
     Interest expense. Interest expense increased approximately $488,000 in the three month period ended September 30, 2006 compared to September 30, 2005. The increase is primarily attributable to the change in fair value of interest rate caps and higher interest rates compared to the same period of 2005. Variable rate debt accounted for all of the Company’s total outstanding debt as of September 30, 2006. A total of $35.0 million of the variable rate debt outstanding was protected with interest rate cap agreements. The change in fair value of the interest rate caps resulted in an increased interest expense of approximately $393,000 compared to the three months ended September 2005. The remaining increase in interest expense was due to a higher average interest rate on the Company’s borrowings.
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
     General and administrative expenses. The decrease in general and administrative expenses that occurred in the third quarter of 2006 is largely attributed to the $359,000 of past due administrative fees that were paid to the general partner in the prior year as a result of the Clear Lake transaction.
     Discontinued Operations. During the period ended September 30, 2006, Northwoods Lake Apartments was considered a discontinued operation and accordingly, the results of operations for the periods presented have been reclassified to discontinued operations and disclosed as a single line item on the statements of operations. In August 2006, the sale of Northwoods Lake Apartments closed and the Company recognized a gain on the sale of approximately $11.7 million. In addition to this gain, income from discontinued operations includes the income of Northwoods Lake Apartments through the sale date.
During 2005, the Company divested Clear Lake Colony Apartments. As a result, that property is also classified as discontinued operations for the three months ended September 30, 2005. Income from discontinued operations increased during the three months ended September 30, 2006 compared to the same period of 2005 primarily due to the sale of Northwoods Lake Apartments and the requirements of generally accepted accounting principles to cease asset depreciation at the time an asset is determined to be held for sale. Because Northwoods met the criteria as an asset held for sale at the end of the first quarter of 2006, there was no depreciation recorded during the second and third quarters of 2006. The amount of depreciation that was not recorded during the third quarter of 2006 was approximately $90,000. Offsetting this increase in income from discontinued operations was a decrease related to the absence of Clear Lake’s income from discontinued operations in 2005 compared to 2006 due to the sale of Clear Lake in fourth quarter of 2005.

Nine months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005 (Consolidated)
Change in Results of Operations

	For the nine	For the nine
	Months Ended	Months Ended	Dollar
	September 30, 2006	September 30, 2005	Change
Income
Rental revenues	$10,277,627	$9,837,001	$440,626
Mortgage revenue bond investment income	995,668	801,313	194,355
Other interest income	269,067	99,926	169,141
Gain on sale of assets	—	126,750	(126,750)

	11,542,362	10,864,990	677,372

Expenses
Real estate operating (exclusive of items shown below)	6,534,454	6,276,470	257,984
Depreciation and amortization	1,761,225	2,006,400	(245,175)
Interest	1,491,020	951,937	539,083
General and administrative	1,106,495	1,630,349	(523,854)

	10,893,194	10,865,156	28,038

Income (loss) from continuing operations	649,168	(166)	649,334
Income from discontinued operations	12,188,431	200,416	11,988,015

Net income	$12,837,599	$200,250	$12,637,349

     Rental revenues. Rental revenues increased for the nine months ended September 30, 2006 compared to the same period of 2005. Rental revenues increased by approximately $28 per rental unit per month during the nine months of 2006 compared to the same period of 2005. Increased rental revenues were realized at all properties with the exception of Ashley Square. Revenues at Ashley Square decreased approximately $86,000 during the nine months ended 2006 compared to the same period of 2005. The decrease is primarily related to certain units that were unable to be leased due to ongoing property improvement projects.
     Mortgage revenue bond investment income. Mortgage revenue bond investment income increased during the first nine months of 2006 compared to the first nine months of 2005 due to the acquisition of $6.8 million of Bella Vista Tax-Exempt Mortgage Revenue Bonds in the second quarter of 2006. The Bella Vista bonds earn tax-exempt interest at a stated rate of 6.15% with semi-annual interest payments. All interest payments on the mortgage revenue bonds were current during this period.
     Other interest income. The increase in other interest income is attributable to an increase in temporary investments in liquid securities. The sale of Clear Lake Colonies that occurred in the fourth quarter of 2005 created additional cash that was invested in short term liquid securities while the Company explored longer term options for the funds. A portion of those funds were invested in the Bella Vista bonds previously discussed and therefore are reflected in mortgage revenue bond investment income. Offsetting the increase in other interest income was the decrease in income from the Museum Towers bonds. During the first quarter of 2005, the Company sold its investment in the Museum Tower tax-exempt bonds.
     Gain on sale of assts. The Company sold its entire interest in the Museum Tower bonds during the first quarter of 2005. The carrying cost of the investment was $3,900,000 and the net proceeds from the sale were $4,026,750 resulting in a gain on the sale of $126,750.

     Real estate operating expenses. Real estate operating expenses are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenue. Real estate expenses increased during the nine months ended 2006 compared to the same period of 2005. The increase in real estate operating expenses is reflective of the effort, during the end of 2005 and the first six months of 2006, by the management of the properties to increase spending on repairs and maintenance in order to make the properties more attractive to current and potential tenants. Certain properties also realized increased utility costs and increase salaries and benefits costs.
     Depreciation and amortization expense. Depreciation and amortization consist primarily of depreciation associated with the apartment properties of the consolidated VIEs. The decrease in depreciation expense is primarily attributable to certain assets becoming fully depreciated during the nine months ended September 30, 2006.
     Interest expense. Interest expense increased approximately $539,000 in the nine month period ended September 30, 2006 compared to the nine month period ended September 30, 2005. The increase in interest expense is primarily attributable to the change in fair value of interest rate cap agreements and increasing interest rates on the Company’s variable rate debt financing. The change in fair value of interest rate cap agreements accounted for approximately $218,000 of increase in interest expense for the nine months ended September 30, 2006 compared to same period of 2005. For the nine months ended September 30, 2006, the interest rate cap agreements increased interest expense by approximately $116,000. For the nine months ended September 30, 2005, the interest rate cap agreements decreased interest expense by approximately $102,000.
The Company manages its interest rate risk on its debt financing by entering into interest rate cap agreements that cap the amount of interest expense it pays on its variable rate debt financing. The Company’s interest rate cap agreements do not qualify for hedge accounting, therefore, any changes in the fair value of the caps are recognized in current period earnings. The fair value adjustments are classified as interest expense in the consolidated statements of operations. The fair value adjustment through earnings can cause a significant fluctuation in reported net income although it has no impact on the Company’s cash flows.
     General and administrative expenses. General and administrative expenses were significantly lower during the first nine months of 2006 compared to the same period of 2005. The decrease is primarily attributable to $359,000 of past due administrative fees that were paid in the prior year as a result of the Clear Lake transaction. Also contributing to the decrease is lower professional fees compared to the first nine months of 2005.
     Discontinued Operations. During the period ended September 30, 2006, Northwoods Lake Apartments was considered a discontinued operation and accordingly, the results of operations for the periods presented have been reclassified to discontinued operations and disclosed as a single line item on the statements of operations. In August 2006, the sale of Northwoods Lake Apartments closed and the Company recognized a gain on the sale of approximately $11.7 million. In addition to this gain, income from discontinued operations includes the income of Northwoods Lake Apartments through the sale date.
     During 2005, the Company divested Clear Lake Colony Apartments. As a result, that property is also classified as discontinued operations for the nine months ended September 30, 2005. Income from discontinued operations increased during the first nine months of 2006 compared to 2005 primarily due to the sale of Northwoods Lake Apartments and the requirements of generally accepted accounting principles to cease asset depreciation at the time an asset is determined to be held for sale. Because Northwoods met the criteria as an asset held for sale at the end of the first quarter of 2006, there was no depreciation recorded during second and third quarters of 2006. The amount of depreciation that was not recorded in second and third quarters of 2006 was approximately $224,000.
Partnership Only Results of Operations
The Partnership’s business objectives are to (i) preserve and protect its capital and (ii) provide regular and increasing cash distributions to BUC holders which are substantially exempt from federal income tax. The Partnership seeks to meet these objectives by primarily investing in a portfolio of tax-exempt mortgage revenue bonds that are issued to finance, and are secured by first mortgages on, multifamily apartment properties, including student housing. Certain of these bonds may be structured to provide a potential for an enhanced federally tax-exempt yield through the payment of contingent interest which is payable out of net cash flow from operations and net capital appreciation of the financed apartment properties.
The Partnership is pursuing a business strategy of acquiring additional tax-exempt mortgage revenue bonds on a leveraged basis in order to (i) increase the amount of tax-exempt interest available for distribution to BUC holders; (ii) reduce risk through asset diversification and interest rate hedging; and (iii) achieve economies of scale. The Partnership is pursuing this growth strategy by investing in additional tax-exempt mortgage revenue bonds and related investments, taking advantage of attractive financing structures available in the tax-exempt securities market and entering into interest rate risk management instruments. The Partnership may finance the acquisition of additional tax-exempt mortgage revenue bonds through the reinvestment of cash flow, the issuance of additional BUCs, and securitization financing using its existing portfolio of tax-exempt mortgage revenue bonds. As further explained in its report on Form 10-K for the year ended December 31, 2005, the Partnership is also assessing opportunities to reposition its existing portfolio of tax-exempt mortgage revenue bonds in connection with its growth strategy,. The principal objective of this repositioning initiative is to improve the quality and performance of the Partnership’s revenue bond portfolio and, ultimately, increase the amount of cash available for distribution to its BUC holders.
The Partnership’s primary assets are its tax-exempt mortgage revenue bonds, which provide permanent financing for eleven multifamily housing properties and one student housing property. Because Bella Vista is currently under construction, no operational information regarding the property currently exists. The construction of the property is currently on schedule to be completed in April 2007. A description of the properties, excluding Bella Vista Apartments, collateralizing the tax-exempt mortgage revenue bonds owned by the Partnership as of September 30, 2006 is as follows:

					Economic Occupancy
			Physical occupancy		for the nine months ended
		Number	as of September 30,		September 30, (1)
Property Name	Location	of Units	2006	2005	2006	2005
Multifamily Housing — Consolidated Properties
Ashley Pointe at Eagle Crest	Evansville, IN	150	97%	89%	88%	88%
Ashley Square	Des Moines, IA	144	85%	94%	83%	89%
Bent Tree Apartments	Columbia, SC	232	90%	88%	83%	73%
Fairmont Oaks Apartments	Gainsville, FL	178	95%	97%	88%	84%
Iona Lakes Apartments	Ft. Myers, FL	350	91%	97%	92%	90%
Lake Forest Apartments	Daytona Beach, FL	240	99%	99%	95%	94%
Woodbridge Apts. of Bloomington III	Bloomington, IN	280	98%	95%	91%	84%
Woodbridge Apts. of Louisville II	Louisville, KY	190	94%	95%	91%	89%

		1,764	94%	95%	90%	87%

Multifamily Housing — Nonconsolidated Properties

Chandler Creek Apartments	Round Rock, TX	216	98%	95%	69%	69%

Student Housing

Clarkson College	Omaha, NE	142	89%	75%	91%	54%

(1)	Economic occupancy is presented for the nine months ended September 30, 2006 and 2005, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units.
The following discussion of the Partnership’s results of operations for the three and nine months ended September 30, 2006 and 2005 reflects the operations of the Partnership without the consolidation of the VIEs, which was required with the implementation of FIN 46R effective January 1, 2004. This information is used by management to analyze the Partnership’s operations and is reflective of the segment data discussed in Note 7 to the Consolidated Financial Statements. Items previously discussed in connection with the Company’s results of operations are not repeated.
Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005 (Partnership Only)
Changes in Results of Operations

	For the three	For the three
	Months Ended	Months Ended	Dollar
	September 30, 2006	September 30, 2005	Change
Income
Mortgage revenue bond investment income	$1,856,040	$2,063,749	$(207,709)
Other interest income	4,325,939	44,405	4,281,534

	6,181,979	2,108,154	4,073,825

Expenses
Interest expense	707,609	471,183	236,426
Amortization expense	6,032	6,032	—
General and administrative	386,869	774,808	(387,939)

	1,100,510	1,252,023	(151,513)

Income from continuing operations	$5,081,469	$856,131	$4,225,338

     Mortgage revenue bond investment income. Mortgage revenue bond investment income decreased for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 due to the repayment of the Partnership’s mortgage revenue bonds in connection with the sale of Clear Lake Apartments during the fourth quarter of 2005 and the sale of the Partnership’s mortgage revenue bonds on the Northwoods Lake Apartments in August 2006. Offsetting this reduction in mortgage revenue bond investment income was income related to interest earned on the Bella Vista bonds acquired in April 2006 for a principal investment of $6.8 million. The Bella Vista bonds bear interest at a fixed rate of 6.15% per annum.
     Other interest income. Other interest income was significantly higher for the three months ended September 30, 2006 compared to the same period in 2005 due to the realization of approximately $4.3 million of contingent interest received upon the sale of the Northwoods Lake Apartments bonds. The contingent interest was realized as a result of the sale of the Northwoods Lake Apartments bonds and the concurrent sale of the Northwoods Lake Apartments by its owners. Under the terms of the Partnership’s mortgage revenue bonds, a portion of the net proceeds from the sale of the property became due to the Partnership as additional tax-exempt contingent interest.
     Interest expense. Interest expense increased by approximately $236,000 during the three months ended September 30, 2006 compared to the same period of 2005. The increase in interest expense is primarily attributable to the change in fair value of interest rate cap agreements. The increase in interest expense from the change in fair value of interest rate cap agreements increased expense by approximately $393,000 in the third quarter of 2006 compared to the third quarter of 2005. The interest rate cap agreements are recorded at fair value at the end of each period with the change in fair value reflected in current period earnings. Partially offsetting the increase in interest expense for the quarter was the decrease in interest expense due to the reduction in debt of approximately $16 million that was achieved through the use of proceeds from the sale of the Clear Lake Colony Apartments during fourth quarter of 2005.
Nine months Ended September 30, 2006 compared to Nine months Ended September 30, 2005 (Partnership Only)
Changes in Results of Operations

	For the nine	For the nine
	Months Ended	Months Ended	Dollar
	September 30, 2006	September 30, 2005	Change
Income
Mortgage revenue bond investment income	$5,520,782	$6,172,215	$(651,433)
Other interest income	4,590,329	166,760	4,423,569
Gain on sale of assets	—	126,750	(126,750)

	10,111,111	6,465,725	3,645,386

Expenses
Interest expense	1,483,614	1,448,268	35,346
Amortization expense	18,098	18,435	(337)
General and administrative	1,106,495	1,630,349	(523,854)

	2,608,207	3,097,052	(488,845)

Income from continuing operations	$7,502,904	$3,368,673	$4,134,231

     Mortgage revenue bond investment income. Mortgage revenue bond investment income decreased for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to the Clear Lake sale during the fourth quarter of 2005 and the sale of the Northwoods Lake Apartment bonds in

August 2006. Partially offsetting this reduction in mortgage revenue bond investment income was income related to interest earned on the newly acquired Bella Vista bonds.
     Other interest income. Other interest income was significantly higher for the nine months ended September 30, 2006 compared to the same period in 2005 due to the realization of approximately $4.3 million of contingent interest income related to the Northwoods Lake Apartments bonds. The contingent interest was realized as a result of the sale of the Northwoods Lake Apartments bonds and the concurrent sale of the Northwoods Lake Apartments by its owners. Under the terms of the Partnership’s mortgage revenue bonds, a portion of the net proceeds from the sale of the property became due to the Partnership as additional tax-exempt contingent interest.
     Interest expense. Interest expense increased by approximately $35,000 during the nine months ended September 30, 2006 compared to the same period of 2005. The increase in interest expense is attributable to higher interest rates on the Company’s variable rate debt and the change in fair value of interest rate cap agreements for the nine months ended September 30, 2006 compared to the same period of 2005. These increases were partially offset by the reduction of interest expense achieved through lower debt levels achieved through the use of cash received from certain transactions, previously described.
Liquidity and Capital Resources
Tax-exempt interest earned on the mortgage revenue bonds represents the Partnership’s principal source of cash flow. Tax-exempt interest is primarily comprised of base interest on certain of the mortgage revenue bonds. The Partnership will also receive from time to time contingent interest on the mortgage revenue bonds. Contingent interest is only paid when the underlying properties generate excess cash flow, therefore, cash in-flows are fairly fixed in nature and increase when the underlying properties have strong economic performances and when the Partnership acquires additional tax-exempt mortgage revenue bonds or other investments.
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
Currently, recurring interest income earned on the Partnership’s investments is not sufficient to fund all disbursements including the payment of expenses, interest and distributions to BUC holders without utilizing cash reserves to supplement the deficit. The Partnership is currently taking action to address this deficit. The Partnership believes that cash provided by net interest income from its tax-exempt mortgage revenue bonds and other investments will be adequate to meet its projected long-term liquidity requirements including distributions to BUC holders. See discussion below and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 regarding “Historical and Current Business Strategy”.
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
The VIEs’ primary uses of cash are: (i) the payment of operating expenses; and (ii) the payment of debt service on the VIEs’ bonds and mortgage notes payable which are held by the Partnership.
On a consolidated basis, cash provided by operating activities for the nine months ended September 30, 2006 increased $1,140,170 compared to the same period a year earlier mainly due to changes in working capital and higher net income. Cash from investing activities increased $8,730,144 for the nine months ended September 30, 2006 compared to the same period in 2005 primarily due to the sale of Nortwoods Lake Apartments that generated net proceeds of $10.4 million in 2006 compared to 2005. Cash used in financing activities increased $1,004,184 for the nine months ended September 30, 2006 compared to the same period in 2005 primarily due to the lower increase in liabilities associated with restricted cash. This increase was partially offset by lower principal debt payments in 2006 compared to 2005.
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
The Company uses CAD as a supplemental measurement of its economic performance and, ultimately, its ability to pay cash distributions to BUC holders. The Company believes CAD is a useful measurement as it eliminates such non-cash items as amortization expense and the change in fair value of derivatives and interest rate cap amortization. It also eliminates the income or loss of the consolidated VIEs. A primary component of the VIEs losses is depreciation expense, which is a non-cash expense. Although the Company considers CAD to be a useful measure of its operating performance, CAD should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP.
The following sets forth a reconciliation of the Company’s net income as determined in accordance with GAAP and its CAD for the periods set forth.

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net income (loss)	$11,732,230	$(628,042)	$12,837,599	$200,250
Net (income) loss from VIEs	(10,000,835)	2,049,488	(7,138,730)	5,545,472
Eliminations due to VIE consolidation	3,350,073	(565,315)	1,804,035	(2,377,049)

Income before impact of VIE consolidation	5,081,468	856,131	7,502,904	3,368,673
Change in fair value of derivatives	239,568	(153,772)	116,432	(101,589)
Accrued expense related to past administrative fees	—	359,000	—	359,000
Tier 2 Income (25% to GP) (1)	(1,062,500)	—	(1,062,500)	—
Amortization expense (Partnership only)	6,032	6,032	18,098	18,435

CAD	$4,264,568	$1,067,391	$6,574,934	$3,644,519

Weighted average number of units outstanding, basic and diluted	9,837,928	9,837,928	9,837,928	9,837,928

(1)	As described in Note 3 to the consolidated financial statements in the December 31, 2005 Annual Report on Form 10-K, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 Income) will be distributed 75% to the BUC holders and 25% to the General Partner. The Northwoods Lake Apartments sale provided for $4.25 million of Tier 2 Income. At this time, the General Partner has made the determination to reinvest the proceeds, in accordance with our current business strategy, from the contingent interest and not distribute the proceeds to the BUC holders and the General Partner. When the Tier 2 Income is ultimately distributed, 25% or $1,062,500 will be distributed to the General Partner and therefore it is not included in the calculation of CAD.
The amount of distributions to the BUC holders was approximately $4,025,000 for the nine months ended September 30, 2006 and 2005. Although CAD exceeded distributions by approximately $2.5 million the nine months ended September 30, 2006, approximately $3.2 million of CAD was generated through contingent interest received from the Northwoods Lake Apartments transaction. Therefore, without the benefit of contingent interest on this transaction, distributions exceeded CAD for the first nine months of 2006. While the Partnership has sufficient cash reserves to support distributions in excess of CAD in the short-term, continued distributions in excess of CAD are not sustainable over the long-term. The Partnership believes that cash provided by net interest income from its tax-exempt mortgage revenue bonds and other investments will be adequate to meet its projected long-term liquidity requirements including distributions to BUC holders. See discussion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 regarding “Historical and Current Business Strategy”.
Contractual Obligations
There were no significant changes to the Company’s contractual obligations as of September 30, 2006 from the December 31, 2005 information presented in the Company’s Annual Report on Form 10-K.
Recently Issued Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). The interpretation clarifies the accounting for uncertainty in tax positions. The interpretation is effective for us beginning in the first quarter of 2007. The Company does not believe the standard will have a material impact on the consolidated financial statements.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (“SFAS No. 157”). This statement does not require new fair value measurements, however, it provides guidance on applying fair value and expands required disclosures. SFAS No. 157 is effective beginning in the first quarter of 2008. We are currently assessing the impact SFAS No. 157 may have on our consolidated financial statements.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and then evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective at the end of 2006, although the Company does not expect the adoption of SAB 108 will have a material impact on our consolidated financial statements.
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

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
The risk factors affecting the Company are described in 1A “Risk Factors” of the Company’s 2005 Annual Report on Form 10-K. Additional risks include the following:
The properties financed by the Partnership’s tax-exempt bonds are not completely insured against damages from hurricanes and other major storms.
Three of the multifamily housing properties financed by tax-exempt bonds held by the Partnership are located in Florida in areas that are prone to damage from hurricanes and other major storms. Due to the significant losses incurred by insurance companies on policies written on properties in Florida damaged by hurricanes, property and casualty insurers in Florida have modified their approach to underwriting policies. As a result, the owners of these Florida properties now assume the risk of first loss on a larger percentage of their property’s value. If any of these properties were damaged in a hurricane or other major storm, the losses incurred could be significant and would reduce the cash flow available to pay base or contingent interest on the Partnership’s tax-exempt bonds collateralized by these properties. In general, the current insurance policies on these three properties carry a 3% deductible on the insurable value of the properties. The current insurable value of the Florida properties is approximately $51.4 million.
The properties securing the Partnership’s revenue bonds may be subject to liability for environmental contamination and thereby increase the risk of default on such bonds.
The owner or operator of real property may become liable for the costs of removal or remediation of hazardous substances released on its property. Various federal, state and local laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The properties securing the Partnership’s revenue bonds, or any additional revenue bonds it may acquire in the future, may be contaminated. The costs associated with the remediation of any such contamination may be significant and may exceed the value of a property, causing the property owner to default on the revenue bond secured by the property.
The Partnership is not registered under the Investment Partnership Act.
The Partnership has not registered as an investment company under the Investment Partnership Act of 1940, as amended (the “Investment Partnership Act”), and operates under an exemption there from. As a result, none of the protections of the Investment Partnership Act (disinterested directors, custody requirements for securities, and regulation of the relationship between a fund and its advisor) will be applicable to the Partnership.
The Partnership engages in transactions with related parties.
Each of the executive officers of The Burlington Capital Group LLC (“Burlington”) and four of the managers of Burlington hold equity positions in Burlington. A subsidiary of Burlington acts as the Partnership’s general partner and manages its investments and performs administrative services for the Partnership and earns certain fees that are either paid by the Partnership or by the owner of properties financed by the Partnership’s tax-exempt mortgage revenue bonds. Another subsidiary of Burlington provides on-site management for many of the multifamily apartment properties that underlie the Partnership’s tax-exempt bonds and earns fees from the property owners based on the gross revenues of these properties. The shareholders of the limited-purpose corporations which own five of the apartment properties financed with tax-exempt bonds and taxable loans held by the Partnership are employees of Burlington who are not involved in the operation or management of the Partnership and who are not executive officers or managers of Burlington. Because of these relationships, agreements between the Partnership and Burlington and its subsidiaries are related-party transactions. By their nature, related-party transactions may not be considered to have been negotiated at arm’s-length. These relationships may also cause a conflict of interest in other situations where the Partnership is negotiating with Burlington.
Not all of the interest income of the Partnership is exempt from taxation.
     The Partnership has made, and may make in the future, taxable mortgage loans to the owners of properties which are secured by tax-exempt mortgage revenue bonds that the Partnership holds. BUC holders will be taxed on their allocable share of this taxable interest income. In any case that interest earned by the Partnership is taxable, a BUC holder’s allocable share of this taxable interest income will be taxable to the BUC holder regardless of whether an amount of cash equal to such allocable share is actually distributed to the BUC holder.
If the Partnership was determined not to be a partnership for tax purposes, it will have adverse economic consequences for the Partnership and its BUC holder.
The Partnership is a Delaware limited partnership and has chosen to operate as a partnership for federal income tax purposes. As a partnership, to the extent the Partnership generates taxable income, BUC holders will be individually liable for income tax on their proportionate share of this taxable income, whether or not the Partnership makes cash distributions. The ability of BUC holders to deduct their proportionate share of the losses and expenses the Partnership generates will be limited in certain cases, and certain transactions may result in the triggering of the Alternative Minimum Tax for BUC holders who are individuals.
The Partnership has not received, and does not intend to seek, a ruling from the Internal Revenue Service regarding its status as a partnership for tax purposes. If the Partnership is classified as an association taxable as a corporation rather than as a partnership, it will be taxed on its taxable income, if any, and all distributions made by it to BUC holders would constitute ordinary dividend income taxable to such BUC holders to the extent of the Partnership’s earnings and profits, which would include tax-exempt income, as well as any taxable income it might have, and the payment of these dividends would not be deductible by the Partnership. The listing of the BUCs for trading on the NASDAQ Global Market causes the Partnership to be treated as a “publicly traded partnership” under Section 7704 of the Code. A publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income. Qualifying income includes interest, dividends, real property rents, gain from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends and certain other items. If for any reason less than 90% of the Partnership’s gross income constituted qualifying income, the Partnership would be taxable as a corporation rather than a partnership for federal income tax purposes.
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
General Partner of
America First Capital
Associates Limited
Partnership Two

Date: November 14, 2006	/s/ Lisa Y. Roskens
Lisa Y. Roskens
Chief Executive Officer
Burlington Capital Group LLC, acting in its capacity as general partner of the
General Partner of America First Tax Exempt Investors, L.P.