Form 10-K
period 2006-12-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2007-03-06
CIK 1059142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Securities registered pursuant to Section 12(g) of the Act:
None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  ☐

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

As of December 31, 2006, the Partnership owned 13 tax-exempt mortgage revenue bonds which were issued to finance 10 apartment properties located in the states of Florida, Indiana, Iowa, South Carolina, Texas, Nebraska and Kentucky containing a total of 2,052 rental units, a 144-unit multifamily apartment complex under construction in Texas and a 142-bed student housing facility in Nebraska. Each of these mortgage revenue bonds provides for the payment of fixed-rate interest to the Company. Additionally, 10 of the 13 bonds also provide for the payment of contingent interest based upon net cash flow and net capital appreciation of the underlying real estate properties. As a result, these mortgage revenue bonds provide the Company with the potential to participate in future increases in the cash flow generated by the financed properties, either through operations or from their ultimate sale. Nine of the 12 properties which collateralize the bonds owned by the Partnership are managed by America First Properties Management Company L.L.C., an affiliate of the Partnership. Management believes that this relationship provides greater insight and understanding of the underlying property operations and the property’s ability to meet debt service requirements to the Partnership.

The amount of interest income earned by the Partnership from its investment in tax-exempt mortgage revenue bonds is a function of the net operating income generated by the properties collateralizing the tax-exempt mortgage revenue bonds. Net operating income from a multifamily residential property depends on the rental and occupancy rates of the property and the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation, inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property. Therefore, the return to the Partnership depends upon the economic performance of the multifamily residential properties which collateralize the tax-exempt mortgage revenue bonds. For this reason, the Partnership’s investments are dependent on the economic performance of such real estate and may be considered to be in competition with other income-producing real estate of the same type in the same geographic areas.

The Partnership may invest in other types of tax-exempt securities that may or may not be secured by real estate. These tax-exempt securities must be rated in one of the four highest rating categories by at least one nationally recognized securities rating agency and may not represent more than 25% of our assets at the time of acquisition. The Partnership may also make taxable mortgage loans secured by multifamily properties which were financed by tax-exempt mortgage revenue bonds that we hold. The Partnership generally does not seek to acquire direct interests in real property as long term or permanent investments. The Partnership may, however, look to acquire direct interests in real property in order to position itself for a future investment in tax exempt bonds. Additionally, it may acquire apartment complexes securing its revenue bonds or taxable mortgage loans through foreclosure in the event of a default. The Partnership does not currently own a direct interest in any real properties.

Business Objectives and Strategy

Overview

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

We are pursuing a business strategy of acquiring additional tax-exempt mortgage revenue bonds on a leveraged basis in order to (i) increase the amount of tax-exempt interest available for distribution to our shareholders; (ii) reduce risk through asset diversification and interest rate hedging; and (iii) achieve economies of scale. We are pursuing this growth strategy by investing in additional tax-exempt mortgage revenue bonds and related investments, taking advantage of attractive financing structures available in the tax-exempt securities market and entering into interest rate risk management instruments. We may finance the acquisition of additional tax-exempt mortgage revenue bonds through the reinvestment of cash flow, the issuance of additional BUCs, or securitization financing using our existing portfolio of tax-exempt mortgage revenue bonds. Our operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 40% and 60% of the total market value of our assets.

In connection with our growth strategy, we are also assessing opportunities to reposition our existing portfolio of tax-exempt mortgage revenue bonds. The principal objective of this repositioning initiative is to improve the quality and performance of our revenue bond portfolio and, ultimately, increase the amount of cash available for distribution to our shareholders. In some cases, we may elect to redeem selected tax-exempt bonds that are secured by multifamily properties that have experienced significant appreciation. Through the selective redemption of the bonds, a sale or refinancing of the underlying property will be required which, if sufficient sale or refinancing proceeds exist, will entitle the Company to receive payment of accrued contingent interest on its bond investment. In other cases, we may elect to sell bonds on properties that are in stagnant or declining markets. The proceeds received from these transactions would be redeployed into other tax-exempt investments consistent with our investment objectives. We may also be able to use a higher-quality investment portfolio to obtain higher leverage to be used to acquire additional investments.

Another goal of our repositioning strategy is to allow for the preparation of financial statements that more accurately reflect the nature of the Company as a tax-exempt bond fund rather than as an owner of apartment properties. As of December 31, 2006, generally accepted accounting principles, in particular Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), require us to present the financial results of eight of the properties financed with tax-exempt bonds owned by us on a consolidated basis with our financial results. The consolidation of underlying apartment properties under FIN 46R results mainly from the participation interest in the net cash flow and net capital appreciation from the payment of both base interest and contingent interest under the mortgage revenue bonds issued to finance the consolidated properties. By repositioning the investment portfolio into tax-exempt mortgage bonds which do not result in consolidation of the underlying property, we will be able to present our financial results in what we believe is a more understandable and transparent manner.

In executing our growth strategy, we expect to invest primarily in bonds issued to provide affordable rental housing, but may also consider bonds issued to finance student housing projects and housing for senior citizens. The four basic types of multifamily housing revenue bonds which we may acquire as investments are as follows:

1. Private activity bonds issued under Section 142(d) of the Internal Revenue Code of 1986, as amended (the “Code”);

2. Bonds issued under Section 145 of the Code by not-for-profit entities qualified under Section 501(c) 3 of the Code;

3. Essential function bonds issued by a public instrumentality to finance an apartment property owned by such instrumentality; and

4. Existing “80/20 bonds” that were issued under section 103(b)(4)(A) of the Internal Revenue Code of 1954.

Each of these bond structures permits the issuance of tax-exempt bonds to finance the construction or acquisition and rehabilitation of affordable rental housing. Under applicable Treasury Regulations, any affordable apartment project financed with tax-exempt bonds must set aside a percentage of its total rental units for occupancy by tenants whose incomes do not exceed stated percentages of the median income in the local area. In each case, the balance of the rental units in the apartment project may be rented at market rates. With respect to private activity bonds issued under Internal Revenue Code (the “Code”) Section 142(d), the owner of the apartment project may elect, at the time the bonds are issued, whether to set aside a minimum of 20% of the units for tenants making less than 50% of area median income (as adjusted for household size) or 40% of the units for tenants making less than 60% of the area median income (as adjusted for household size). Multifamily housing bonds that were issued prior to the Tax Reform Act of 1986 (so called “80/20” bonds) require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size.

We expect that many of the private activity housing bonds that we evaluate for acquisition will be issued in conjunction with the syndication of Low Income Housing Tax Credits under Section 42 of the Code (“LIHTCs”) by the owner of the financed apartment project. Additionally, we may acquire direct ownership interests in properties with the ultimate goal of restructuring the property ownership through a syndication of LIHTCs with the Partnership providing the debt financing to the new ownership.

Effect of Adoption of FIN 46R on Financial Reporting

The Partnership adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities — an interpretation of ARB 51 (“FIN 46R”) as of January 1, 2004 and, as a result, it is now required to consolidate the assets, liabilities, results of operations and cash flows of certain entities that meet the definition of a “variable interest entity” (“VIE”) into the Partnership’s financial statements. Management has determined that all but four of the entities which own multifamily apartment properties financed by the Partnership’s tax-exempt mortgage revenue bonds are VIEs of the Partnership. Because management determined that the Partnership is the primary beneficiary of each of these VIEs pursuant to the terms of each tax-exempt mortgage revenue bond and the criteria within FIN 46R, the Partnership consolidated the assets, liabilities and results of operations of these VIEs’ multifamily properties into the Partnership’s financial statements. Transactions and accounts between the Partnership and the consolidated VIEs, including the indebtedness underlying the tax-exempt mortgage bonds secured by the properties owned by the VIEs, have been eliminated in consolidation. Because each of the consolidated VIEs was created before January 1, 2004, the assets and liabilities of the VIEs have initially been measured at their carrying amounts with the net amount added to the Partnership’s balance sheet being recognized as the cumulative effect of a change in accounting principle in the consolidated statement of operations. A $38.0 million loss was recorded as of January 1, 2004 from the cumulative effect of the change in accounting principle as a result of recording the net deficit allocable to the Partnership’s variable interest in the VIEs.

All financial information in this Form 10-K presented on the basis of Generally Accepted Accounting Principles in the United States of America (GAAP), is that of the Partnership and the VIEs on a consolidated basis. We refer to the Partnership and the consolidated VIEs throughout this Form 10-K as the “Company”. We refer to the Partnership as a stand-alone entity without consolidation of the VIEs as the “Partnership.”

Financing Strategy

We have financed acquisitions of additional revenue bonds through a securitization transaction offered through the Merrill Lynch proprietary residual interest tax-exempt securities and puttable floating option tax-exempt receipts “P-Float” program. In a securitization transaction, we deposit a tax-exempt mortgage revenue bond into a trust which issues two types of securities, senior securities (“P-Floats”) and subordinated residual interest securities (“RITES”). The P-Floats are floating-rate securities representing a beneficial ownership interest in the outstanding principal and interest of the tax-exempt mortgage revenue bond credit-enhanced by Merrill Lynch (or a Merrill Lynch affiliate) and sold to institutional investors. We receive the net proceeds from the sale of the P-Floats and may use these funds to make additional investments. The RITES are issued to us and represent a beneficial ownership interest in the remaining interest on the underlying tax-exempt mortgage revenue bond. We maintain a call option on the senior P-Float securities and this allows us to collapse the trusts and retain a level of control over the underlying revenue bond. The call price of a P-Float is equal to its par amount plus 10% of any increase in the market value of the underlying revenue bonds. We account for these transactions as secured borrowings, and they, in effect, provide us with variable-rate financing. Accordingly, we record these senior certificates as debt financing, the revenue bonds as investment securities held in trust, and the RITES as investment securities.

Recent Developments

On August 24, 2006, we sold our beneficial interest in Northwood Lakes Apartments Multifamily Housing Revenue Refunding Bonds, Series 2004B to Northwoods Lake Partners, LLC at par value plus accrued interest resulting in total proceeds to the Partnership of approximately $6.1 million. The property financed by our mortgage revenue bonds, Northwood Lakes Apartments in Duluth, Georgia, was required to be consolidated into our financial statements under FIN 46R. Immediately preceding the sale of our Series B Bonds, the owner of the property completed the sale of the property, resulting in approximately $4.3 million of net cash proceeds. These net proceeds realized from the sale of the property were applied by the property owner against accumulated tax-exempt contingent interest earned by us on our bonds. The sale of the bonds plus the receipt of accumulated contingent interest resulted in total cash to us of approximately $10.4 million. The sale of the bonds did not result in a taxable gain to the Partnership. In order to properly reflect the transaction under FIN 46R, the Company recorded the sale of the property in 2006 as though it was owned by the Company. As such, the Company recorded a GAAP gain on the sale of the property of $11.7 million.

In April 2006, we acquired $6.8 million of tax-exempt revenue bonds issued to provide construction and permanent financing for a 144-unit multifamily apartment complex in Gainesville, Texas known as Bella Vista Apartments. The apartment complex is currently under construction, with an estimated completion date of April 2007. The bonds earn an annual interest rate of 6.15%, with semiannual interest payments and a stated maturity date of April 1, 2046. The bonds are secured by a construction performance guarantee during the construction period by a third-party guarantor. We have determined that the company that owns Bella Vista Apartments does not meet the definition of a “variable interest entity.” As a result, we will not be required to consolidate financial statements of this company into our consolidated financial statements under FIN 46R. The Bella Vista bonds were acquired with a portion of the proceeds realized from the sale of Clear Lake Colony Apartments discussed below.

On November 10, 2005, we sold Clear Lake Colony Apartments, a 316-unit multifamily housing project located in West Palm Beach, Florida, for a sales price of $33.4 million. Because the owner of the property defaulted on its obligations under the $16,000,000 of Multi-Family Housing Revenue Refunding Bonds — Series 2000A that were issued to us to finance this property, we acquired sole ownership of the property by way of deed in lieu of foreclosure immediately prior to the sale. The sale resulted in a taxable gain of approximately $12,400,000. In conjunction with the Clear Lake transaction, we made a special distribution of $3.5 million to our shareholders and our general partner which was classified as Tier 2 Net Residual Proceeds under the terms of our Agreement of Limited Partnership. As this was a Tier 2 distribution, approximately $2.6 million or 75% of the total distribution was paid to shareholders of record as of November 30, 2005 and approximately $0.9 million was paid to our general partner. In addition to the one-time distribution to BUC holders and the general partner, a portion of the proceeds was used to pay $359,000 of deferred administrative fees to the general partner. The general partner had deferred payment of these administrative fees without interest since 1989. Due to the gain realized on this transaction, the general partner elected to receive these previously earned fees. The remaining proceeds from the sale of the Clear Lake Colony Apartments were reinvested in accordance with our investment strategy.

Management and Employees

The Partnership is managed by its general partner, America First Capital Associates Limited Partnership Two (“AFCA 2”). The Partnership has no employees, executive officers or directors. Certain services are provided to the Partnership by employees of The Burlington Capital Group LLC (“Burlington”), formerly known as America First Companies L.L.C., which is the general partner of AFCA 2, and the Partnership reimburses Burlington for its allocated share of these salaries and benefits. The Partnership is not charged, and does not reimburse Burlington, for the services performed by executive officers of Burlington.

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

General Information

We are a Delaware limited partnership. Our general partner is America First Capital Associates Limited Partnership 2, whose general partner is Burlington. Since 1984, Burlington has specialized in the management of investment funds, many of which were formed to acquire real estate investments such as tax-exempt mortgage revenue bonds, mortgage securities and multifamily real estate properties. Burlington maintains its principal executive offices at 1004 Farnam Street, Suite 400, Omaha, Nebraska 68102, and its telephone number is (402) 444-1630.

We do not have any employees of our own. Employees of Burlington, acting through our general partner, are responsible for our operations and we reimburse Burlington for the allocated salaries and benefits of these employees and for other expenses incurred in running our business operations. In connection with the operation of the Company, our general partner is entitled to an administrative fee in an amount equal to 0.45% per annum of principal amount of the revenue bonds, other tax-exempt investments and taxable mortgage loans held by the Partnership. Nine of the tax-exempt revenue bonds held by the Partnership provide for the payment of this administrative fee to the general partner by the owner of the financed property. When the administrative fee is payable by a property owner, it is subordinated to the payment of all base interest to the Partnership on the tax-exempt revenue bond on that property. Our Agreement of Limited Partnership provides that the administrative fee will be paid directly by the Partnership with respect to any investments for which the administrative fee is not payable by the property owner or a third party. In addition, our Agreement of Limited Partnership provides that the Partnership will pay the administrative fee to the general partner with respect to any foreclosed mortgage bonds.

Our general partner or its affiliates may also earn mortgage placement fees in connection with the identification and evaluation of additional investments that we acquire. Any mortgage placement fees will be paid by the owners of the properties financed by the acquired mortgage revenue bonds out of bond proceeds. The amount of mortgage placement fees, if any, will be subject to negotiation between the general partner or its affiliates and such property owners.

America First Properties Management Company, L.L.C. (“Properties Management”) is an affiliate of Burlington that is engaged in the management of apartment complexes. Properties Management currently manages nine of the properties financed by the Partnership. Properties Management may also seek to become the manager of apartment complexes financed by additional mortgage bonds acquired by the Company, subject to negotiation with the owners of such properties. If the Company acquires ownership of any property through foreclosure of a revenue bond, Properties Management may provide property management services for such property and, in such case, the Company will pay Properties Management its fees for such services.

Our sole limited partner is America First Fiduciary Corporation Number Five, a Nebraska corporation. Our shares, which are referred to as “beneficial unit certificates” or “BUCs” in our Agreement of Limited Partnership, represent assignments by the sole limited partner of its rights and obligations as a limited partner.

Information Available on Website

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases are available free of charge at www.ataxz.com as soon as reasonably practical after they are filed with the SEC. The information on the website is not incorporated by reference into this Form 10-K.

Item 1A.	Risk Factors

The financial condition, results of operations and cash flows of the Partnership are affected by various factors, many of which are beyond the Partnership’s control. These include the following:

The receipt of interest and principal payments on our tax-exempt mortgage revenue bonds will be affected by the economic results of the underlying multifamily properties.

Although our tax-exempt mortgage revenue bonds are issued by state or local housing authorities, they are not obligations of these governmental entities and are not backed by any taxing authority. Instead, each of these revenue bonds is backed by a non-recourse loan made to the owner of the underlying apartment complex and is secured by a first mortgage lien on the property. Because of the non-recourse nature of the underlying mortgage loans, the sole source of cash to pay base and contingent interest, if applicable, on the revenue bond, and to ultimately pay the principal amount of the bond, is the net cash flow generated by the operation of the financed property and the net proceeds from the ultimate sale or refinancing of the property. This makes our investments in these mortgage revenue bonds subject to the kinds of risks usually associated with direct investments in multifamily real estate. If a property is unable to sustain net cash flow at a level necessary to pay its debt service obligations on our tax-exempt mortgage revenue bond on the property, a default may occur. Net cash flow and net sale proceeds from a particular property are applied only to debt service payments of the particular mortgage revenue bond secured by that property and are not available to satisfy debt service obligations on other mortgage revenue bonds that we hold. In addition, the value of a property at the time of its sale or refinancing will be a direct function of its perceived future profitability. Therefore, the amount of base and contingent interest that we earn on our mortgage revenue bonds, and whether or not we will receive the entire principal balance of the bonds as and when due, will depend to a large degree on the economic results of the underlying apartment complexes.

The net cash flow from the operation of a property may be affected by many things, such as the number of tenants, the rental rates, operating expenses, the cost of repairs and maintenance, taxes, government regulation, competition from other apartment complexes, mortgage rates for single-family housing and general and local economic conditions. In most of the markets in which the properties financed by our bonds are located, there is significant competition from other apartment complexes and from single-family housing that is either owned or leased by potential tenants. Low mortgage interest rates make single-family housing more accessible to persons who may otherwise rent apartments.

In the event of a default on a mortgage revenue bond (or a taxable loan on the same property), we will have the right to foreclose on the mortgage or deed of trust securing the property. If we take ownership of the property securing a defaulted revenue bond or taxable loan, we will be entitled to all net cash flow generated by the property. However, such amounts will no longer represent tax-exempt interest to us.

The value of the properties is the only source of repayment of our tax-exempt mortgage revenue bonds.

The principal of most of our tax-exempt mortgage revenue bonds does not fully amortize over their terms. This means that all or some of the balance of the mortgage loans underlying these bonds will be repaid as a lump-sum “balloon” payment at the end of the term. The ability of the property owners to repay the mortgage loans with balloon payments is dependent upon their ability to sell the properties securing our tax-exempt mortgage revenue bonds or obtain adequate refinancing. The mortgage revenue bonds are not personal obligations of the property owners, and we rely solely on the value of the properties securing these bonds for security. Similarly, if a tax-exempt mortgage revenue bond goes into default, our only recourse is to foreclose on the underlying multifamily property. If the value of the underlying property securing the bond is less than the outstanding principal balance and accrued interest on the bond, we will suffer a loss.

In the event a property securing a tax-exempt mortgage revenue bond is not sold prior to the maturity or remarketing of the bond, any contingent interest payable from the net sale or refinancing proceeds of the underlying property will be determined on the basis of the appraised value of the underlying property. Real estate appraisals represent only an estimate of the value of the property being appraised and are based on subjective determinations, such as the extent to which the properties used for comparison purposes are comparable to the property being evaluated and the rate at which a prospective purchaser would capitalize the cash flow of the property to determine a purchase price. Accordingly, such appraisals may result in us realizing less contingent interest from a tax-exempt mortgage revenue bond than we would have realized had the underlying property been sold.

There is additional credit risk when we make a taxable loan on a property.

Taxable mortgage loans which we make to owners of the properties which secure mortgage revenue bonds held by us are non-recourse obligations of the property owner. As a result, the sole source of principal and interest payments on these taxable loans is the net cash flow generated by these properties or the net proceeds from the sale of these properties. The net cash flow from the operation of a property may be affected by many things as discussed above. If a property is unable to sustain net cash flow at a level necessary to pay current debt service obligations on our taxable loan on such property, a default may occur. In addition, any payment of principal and interest on a taxable loan on a particular property will be subordinate to payment of all principal and interest (including contingent interest) on the mortgage revenue bond secured by the same property. As a result, there may be a higher risk of default on the taxable loans than on the mortgage revenue bonds.

The properties financed by our tax-exempt bonds are not completely insured against damages from hurricanes and other major storms.

Three of the multifamily housing properties financed by tax-exempt bonds held by the Partnership are located in Florida in areas that are prone to damage from hurricanes and other major storms. Due to the significant losses incurred by insurance companies on policies written on properties in Florida damaged by hurricanes, property and casualty insurers in Florida have modified their approach to underwriting policies. As a result, the owners of these Florida properties now assume the risk of first loss on a larger percentage of their property’s value. If any of these properties were damaged in a hurricane or other major storm, the losses incurred could be significant and would reduce the cash flow available to pay base or contingent interest on the Partnership’s tax-exempt bonds collateralized by these properties. In general, the current insurance policies on these properties carry a 3% deductible on the insurable value of the properties. The current insurable value of the Florida properties is approximately $51.4 million.

We may suffer adverse consequences from changing interest rates.

We have financed the acquisition of some of our assets using variable-rate debt financing. The interest that we pay on this financing fluctuates with a specific interest rate index. If the interest rate index increases, our interest expense will increase. This will reduce the amount of cash we have available for distribution and may affect the market value of our BUCs.

An increase in interest rates could also decrease the value of our tax-exempt mortgage bonds. A decrease in the value of our tax-exempt mortgage revenue bonds could cause the debt financing counterparty to demand additional collateral. If additional collateral is not available, the debt financing could be terminated and some or all of the bonds collateralizing such financing may be sold to repay the debt. In that case, we would lose the net interest income from these bonds. A decrease in the value of our tax-exempt mortgage revenue bonds could also decrease the amount we could realize on the sale of our investments and would decrease the amount of funds available for distribution to our shareholders.

There are risks associated with our participation in the P-Float program.

In order to obtain debt financing, we have securitized many of our tax-exempt mortgage revenue bonds through the Merrill Lynch P-Float program. Under this program, we deposit a tax-exempt mortgage revenue bond into a trust which issues a senior P-Float to an institutional investor and a residual interest to us. The trust pays interest on the P-Floats and the residual interest from the interest payments received on the underlying tax-exempt mortgage revenue bond. If the trust is unable to pay the full amount of interest due on the P-Float, a default will occur. In addition, if the value of the mortgage revenue bond and any other collateral declines below a specified level, a default will occur. In such event, the trust could be terminated and some or all of the bonds pledged as collateral may be sold to satisfy the debt.

In this program, the senior interests sold are credit-enhanced by Merrill Lynch or its affiliate. The inability of Merrill Lynch or its affiliate to perform under the program or impairment of the credit-enhancement may terminate the transaction and cause us to lose the net interest income earned as a result.

By using the P-Float program for debt financing, we forego a portion of the interest we would have received on our existing tax-exempt mortgage revenue bonds. If we are unable to reinvest the proceeds from this borrowing in investments that generate a greater amount of interest, the amount of net interest income that we receive may decline.

Our tax-exempt mortgage revenue bonds are illiquid assets and their value may decrease.

The majority of our assets consist of our tax-exempt mortgage revenue bonds. These mortgage revenue bonds are relatively illiquid, and there is no existing trading market for these mortgage revenue bonds. As a result, there are no market makers, price quotations or other indications of a developed trading market for these mortgage revenue bonds. In addition, no rating has been issued on any of the existing mortgage revenue bonds and we do not expect to obtain ratings on mortgage revenue bonds we may acquire in the future. Accordingly, any buyer of these mortgage revenue bonds would need to perform its own due diligence prior to a purchase. As a result, our ability to sell our tax-exempt mortgage revenue bonds, and the price we may receive upon their sale, will be affected by the number of potential buyers, the number of similar securities on the market at the time and a number of other market conditions. As a result, such a sale could result in a loss to us.

We could be adversely affected if counterparties are unable to fulfill their obligations under our derivative agreements.

We have used interest rate swaps and caps to help us mitigate our interest rate risks. However, these derivative transactions do not fully insulate us from the interest rate risks to which we are exposed. A liquid secondary market may not exist for any instruments purchased or sold in those transactions, thus, we may be required to maintain a position until exercise or expiration, which could result in losses. Moreover, the derivative instruments are required to be marked to market with the difference recognized in earnings as interest expense which can result in significant volatility to reported net income over the term of these instruments. The counterparty to certain of these agreements has the right to convert them to fixed-rate agreements, and it is possible that such a conversion could result in our paying more interest than we would under our variable-rate financing.

The rent restrictions and occupant income limitations imposed on properties financed by tax-exempt mortgage revenue bonds may limit the revenues of the properties financed by our tax-exempt mortgage revenue bonds.

All of the properties securing our tax-exempt mortgage revenue bonds are subject to certain federal, state and/or local requirements with respect to the permissible income of their tenants. Since federal subsidies are not generally available on these properties, rents must be charged on a designated portion of the units at a level to permit these units to be continuously occupied by low or moderate income persons or families. As a result, these rents may not be sufficient to cover all operating costs with respect to these units and debt service on the applicable tax-exempt mortgage revenue bond. This may force the property owner to charge rents on the remaining units that are higher than they would be otherwise and may, therefore, exceed competitive rents which may adversely affect the occupancy rate of a property securing an investment and the property owner’s ability to service its debt.

The properties securing our revenue bonds may be subject to liability for environmental contamination and thereby increase the risk of default on such bonds.

The owner or operator of real property may become liable for the costs of removal or remediation of hazardous substances released on its property. Various federal, state and local laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The properties that secure our revenue bonds, or any additional revenue bonds we acquire in the future, may contain contamination of which we are not aware. The costs associated with the remediation of any such contamination may be significant and may exceed the value of a property, causing the property owner to default on the revenue bond secured by the property.

If we acquire direct ownership of apartment properties we will be subject to all of the risks normally associated with the ownership of commercial real estate.

We may acquire ownership of apartment complexes financed by tax exempt bonds held by us in the event of a default on such bonds. We may also acquire ownership of apartment complexes on a temporary basis in order to facilitate the eventual acquisition by us of tax exempt mortgage revenue bonds on the properties. In either case, during the time we own an apartment complex we will generate taxable income or losses from the operations of such property rather than tax exempt interest. In addition, we will be subject to all of the risks normally associated with the operation of commercial real estate including declines in property value, occupancy and rental rates and increases in operating expenses. We may also be subject to government regulations, natural disasters and environmental issues, any of which could have an adverse affect on the Partnership’s financial results and ability to make distributions to shareholders.

Any future issuances of additional BUCs could cause their market value to decline.

We have the authority to issue additional BUCs representing assigned limited partner interests in the Partnership, and we plan to issue such BUCs from time to time. The issuance of additional BUCs could cause dilution of the existing BUCs and a decrease in the market price of the BUCs. If additional BUCs are issued but the Company is unable to invest the additional equity capital in assets that generate tax exempt income at levels at least equivalent to our existing assets, Cash Available for Distributions (“CAD”) may decline. A decline in CAD may result in lower distributions to BUC holders and a lower market price for our BUCs.

The Company is not registered under the Investment Company Act.

The Company is not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) because it operates under an exemption there from. As a result, none of the protections of the Investment Company Act (disinterested directors, custody requirements for securities, and regulation of the relationship between a fund and its advisor) will be applicable to the Company.

The Company engages in transactions with related parties.

Each of the executive officers of Burlington and four of the managers of Burlington hold equity positions in Burlington. A subsidiary of Burlington acts as our general partner and manages our investments and performs administrative services for us and earns certain fees that are either paid by the properties financed by our tax-exempt mortgage revenue bonds or by us. Another subsidiary of Burlington provides on-site management for many of the multifamily apartment properties that underlie our tax-exempt bonds and earns fees from the property owners based on the gross revenues of these properties. The shareholders of the limited-purpose corporations which own five of the apartment properties financed with tax-exempt bonds and taxable loans held by the Company are employees of Burlington who are not involved in the operation or management of the Company and who are not executive officers or managers of Burlington. Because of these relationships, our agreements with Burlington and its subsidiaries are related-party transactions. By their nature, related-party transactions may not be considered to have been negotiated at arm’s-length. These relationships may also cause a conflict of interest in other situations where we are negotiating with Burlington.

Shareholders may incur tax liability if any of the interest on our tax-exempt mortgage revenue bonds is determined to be taxable.

Certain of our tax-exempt mortgage revenue bonds bear interest at rates which include contingent interest. Payment of the contingent interest depends on the amount of net cash flow generated by, and net proceeds realized from a sale of, the property securing the bond. Due to this contingent interest feature, an issue may arise as to whether the relationship between the property owner and us is that of debtor and creditor or whether we are engaged in a partnership or joint venture with the property owner. If the Internal Revenue Service (“IRS”) were to determine that tax-exempt mortgage revenue bonds represented an equity investment in the underlying property, the interest paid to us could be viewed as a taxable return on such investment and would not qualify as tax-exempt interest for federal income tax purposes. We have obtained unqualified legal opinions to the effect that interest on our tax-exempt mortgage revenue bonds is excludable from gross income for federal income tax purposes which opinions provide that interest paid to a “substantial user” or “related person” (each as defined in the Code) is not exempt from federal income taxation. However, these legal opinions have no binding effect on the IRS or the courts, and no assurances can be given that the conclusions reached will not be contested by the IRS or, if contested, will be sustained by a court. In addition, the tax-exempt status of the interest paid on our tax-exempt mortgage revenue bonds is subject to compliance by the underlying properties, and the owners thereof, with the bond documents and covenants required by the bond-issuing authority and the Code. Among these requirements are tenant income restrictions, regulatory agreement compliance, reporting requirements, use of proceeds restrictions and compliance with rules pertaining to arbitrage. Each issuer of the revenue bonds, as well as each of the underlying property owners/borrowers, has covenanted to comply with procedures and guidelines designed to ensure satisfaction with the continuing requirements of the Code. Failure to comply with these continuing requirements of the Code may cause the interest on our bonds to be includable in gross income for federal income tax purposes retroactively to the date of issuance, regardless of when such noncompliance occurs. In addition, we hold residual interests issued in securitization programs which hold tax-exempt mortgage revenue bonds, such as the P-Floats/RITES program, which entitle us to a share of the tax-exempt interest of these mortgage revenue bonds. It is possible that the characterization of the residual interest in the P-Floats/RITES program could be challenged and the income that we receive through these instruments could be treated as ordinary taxable income includable in our gross income for federal tax purposes. The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to the tax law, which may have retroactive application, could adversely affect us and our shareholders. It cannot be predicted whether, when, in what forms or with what effective dates the tax law applicable to us will be changed.

Not all of the interest income of the Company is exempt from taxation.

We have made, and may make in the future, taxable mortgage loans to the owners of properties which are secured by tax-exempt mortgage revenue bonds that we hold. Shareholders will be taxed on their allocable share of this taxable interest income. In any case that interest earned by the Company is taxable, a shareholder’s allocable share of this taxable interest income will be taxable to the shareholder regardless of whether an amount of cash equal to such allocable share is actually distributed to the shareholder.

If the Company was determined not to be a partnership for tax purposes, it will have adverse economic consequences for the Company and its shareholders.

We are a Delaware limited partnership and have chosen to operate as a partnership for federal income tax purposes. As a partnership, to the extent we generate taxable income, shareholders will be individually liable for income tax on their proportionate share of this taxable income, whether or not we make cash distributions. The ability of shareholders to deduct their proportionate share of the losses and expenses we generate will be limited in certain cases, and certain transactions may result in the triggering of the Alternative Minimum Tax for shareholders who are individuals.

If the Company is classified as an association taxable as a corporation rather than as a partnership, we will be taxed on our taxable income, if any, and all distributions made by us to our shareholders would constitute ordinary dividend income taxable to such shareholders to the extent of our earnings and profits, which would include tax-exempt income, as well as any taxable income we might have, and the payment of these dividends would not be deductible by us. The listing of the Company’s BUCs for trading on the NASDAQ Global Market causes the Company to be treated as a “publicly traded partnership” under Section 7704 of the Code. A publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income. Qualifying income includes interest, dividends, real property rents, gain from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends and certain other items. Substantially all of the Company’s gross income will continue to be tax-exempt interest income on mortgage bonds. We believe that all of this interest income is qualifying income, however, it is possible that some or all of our income could be determined not to be qualifying income. In such a case, if more than 10% of our annual gross income in any year is not qualifying income, the Company will be taxable as a corporation rather than a partnership for federal income tax purposes. We have not received, and do not intend to seek, a ruling from the Internal Revenue Service regarding our status as a partnership for tax purposes.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

The Partnership currently does not own or lease any physical properties. The Partnership’s ownership in tax-exempt mortgage revenue bonds is collateralized by underlying multifamily housing properties.

As a result of the adoption of FIN 46R, the Company is required to consolidate the multifamily residential properties owned by the VIEs for which the Company is the primary beneficiary into the Company’s financial statements. The Company consolidated eight multifamily housing properties located in Florida, Indiana, Iowa, South Carolina and Kentucky as of December 31, 2006. The following table lists the consolidated properties:

		Number	Average Square
Property Name	Location	of Units	Feet per Unit

Ashley Point at Eagle Crest	Evansville, IN	144	910
Ashley Square	Des Moines, IA	150	970
Bent Tree Apartments	Columbia, SC	232	989
Fairmont Oaks Apartments	Gainsville, FL	178	1,139
Iona Lakes Apartments	Ft. Myers, FL	350	807
Lake Forest Apartments	Daytona Beach, FL	240	1,093
Woodbridge Apts. of Bloomington III	Bloomington, IN	280	946
Woodbridge Apts. of Louisville II	Louisville, KY	190	947

Item 3.	Legal Proceedings.

There are no material pending legal proceedings to which the Partnership is a party or to which any of the properties collateralizing the Partnership’s tax-exempt mortgage revenue bonds are subject.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2006 to a vote of the Partnership’s security holders.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

(a) Market Information. BUCs represent assignments by the sole limited partner of its rights and obligations as a limited partner. The rights and obligations of BUC holders are set forth in the Partnership’s Agreement of Limited Partnership. BUCs of the Partnership trade on the NASDAQ Global Market under the trading symbol “ATAXZ”. The following table sets forth the high and low sale prices for the BUCs for each quarterly period from January 1, 2005 through December 31, 2006.

2006	High	Low

1st Quarter	$8.20	$7.42
2nd Quarter	$7.82	$7.10
3rd Quarter	$7.90	$7.21
4th Quarter	$8.14	$7.70

2005	High	Low

1st Quarter	$7.39	$6.75
2nd Quarter	$7.69	$6.91
3rd Quarter	$8.73	$7.25
4th Quarter	$7.99	$7.25

(b) BUC Holders. The approximate number of BUC holders on March 5, 2007 was 4,300.

(c) Distributions. Distributions to BUC holders were made on a quarterly basis during 2006 and 2005 with a special distribution in December 2005. Total distributions for the years ended December 31, 2006, 2005 and 2004 were $5,312,000, $7,937,000 and $5,312,000, respectively. The distributions paid or accrued per BUC during the fiscal years ended December 31, 2006, 2005 and 2004 were as follows:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004

Cash Distributions	$0.5400	$0.8068	$0.5400

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information regarding the sources of funds that will be used for cash distributions and for a discussion of factors which may adversely affect the Partnership’s ability to make cash distributions at the same levels in 2007 and thereafter.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. The Partnership does not maintain any equity compensation plans.

Sales of Unregistered Securities.

None

Issuer Purchases of Equity Securities.

None

Item 6.	Selected Financial Data.

Set forth below is selected financial data for the Company as of and for the years ended December 31, 2004 through 2006 and for the Partnership as of and for the years ended December 31, 2002 and 2003. The information should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed in response to Item 8 of this report. In addition, please refer to the discussions in Item 1 and Item 7 regarding the adoption of FIN 46R and its effects on the presentation of financial data in this report on Form 10-K.

	As of or	As of or	As of or	As of or	As of or
	for the	for the	for the	for the	for the
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002

Property revenues	$14,187,135	$13,891,556	$13,034,770	$—	$—
Real estate operating expenses	(8,781,819)	(8,515,626)	(7,366,291)	—	—
Depreciation and amortization expense	(2,486,366)	(2,740,703)	(2,817,740)	(48,155)	(39,277)
Mortgage revenue bond investment income	1,418,289	1,061,242	923,108	8,769,052	8,593,940
Other bond investment income	4,891	73,179	321,750	321,750	321,750
Other interest income	337,008	102,474	78,367	116,266	421,242
Gain on sale of securities	—	126,750	—	—	—
Provision for loan losses	—	—	—	(1,810,000)	—
Interest expense	(2,106,292)	(1,176,293)	(1,179,896)	(1,615,179)	(1,851,563)
Hurricane related expenses	—	—	(771,666)	—	—
General and administrative expenses	(1,575,942)	(2,028,366)	(1,484,598)	(1,139,070)	(1,169,705)

Net income from continuing operations	$996,904	$794,213	$737,804	$4,594,664	$6,276,387
Income (loss) from discontinued operations, (including gain on sale of $11,667,246 and $18,771,497 in 2006 and 2005, respectively)	11,779,831	18,770,929	(424,860)	—	—

Income before cumulative effect of accounting change	12,776,735	19,565,142	312,944	4,594,664	6,276,387
Cumulative effect of accounting change	—	—	(38,023,001)	—	—

Net income (loss)	$12,776,735	$19,565,142	$(37,710,057)	$4,594,664	$6,276,387
Less: general partners’ interest in net income	1,627,305	1,021,216	72,436	45,947	62,764
Unallocated loss related to variable interest entities	3,863,226	1,443,519	(44,953,615)	—	—

Limited partners’ interest in net income	$7,286,204	$17,100,407	$7,171,122	$4,548,717	$6,213,623

Limited partners’ interest in net income per unit (basic and diluted):
Income from continuing operations	$0.74	$0.58	$0.52	$0.46	$0.63
Income (loss) from discontinued operations, (including gain on sale of $1.91 per unit)	—	1.16	—	—	—

Income before cumulative effect of accounting change	0.74	1.74	0.52	0.46	0.63
Cumulative effect of accounting change	—	—	0.21	—	—

Net income, basic and diluted, per unit	$0.74	$1.74	$0.73	$0.46	$0.63

Distributions paid or accrued per BUC	$0.5400	$0.8068	$0.5400	$0.5400	$0.5400

	As of or	As of or	As of or	As of or	As of or
	for the	for the	for the	for the	for the
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002

Investments in tax-exempt mortgage revenue bonds, at estimated fair value	$27,103,398	$17,033,964	$16,031,985	$139,197,520	$118,528,538

Real estate assets, net	$56,209,929	$56,593,086	$58,243,113	$—	$—

Total assets	$100,200,189	$111,574,124	$118,147,479	$155,553,817	$138,757,080

Total debt	$45,770,000	$45,990,000	$62,275,000	$67,495,000	$59,730,000

Cash flows provided by operating activities	$5,637,095	$3,851,827	$5,128,258	$6,621,089	$6,027,051

Cash flows provided by (used in) investing activities	$6,396,786	$23,104,860	$(5,264,436)	$(21,285,025)	$(1,240,220)

Cash flows provided by (used in) financing activities	$(6,855,558)	$(25,975,424)	$(843,588)	$10,786,146	$(6,202,422)

Cash Available for Distribution (“CAD”)(1)	$7,876,824	$14,919,367	$6,086,921	$6,813,368	$6,769,103

Weighted average number of BUCs outstanding, basic and diluted	9,837,928	9,837,928	9,837,928	9,837,928	9,837,928

(1)	To calculate CAD, amortization expense related to debt financing costs and bond reissuance costs, Tier 2 income due to the general partner (as defined in the Agreement of Limited Partnership), interest rate cap expense, provision for loan losses, impairments on bonds and losses related to VIEs including the cumulative effect of accounting change, are added back to the Company’s net income (loss) as computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company uses CAD as a supplemental measurement of its ability to pay distributions. The Company believes that CAD provides relevant information about its operations and is necessary along with net income (loss) for understanding its operating results.

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

	2006	2005	2004	2003	2002

Net income (loss)	$12,776,735	$19,565,142	$(37,710,057)	$4,594,664	$6,276,387
Net (income) loss related to VIEs and eliminations due to consolidation	$(3,863,226)	(1,443,519)	4,867,444	—	—
Cumulative effect of accounting change	$—	—	38,023,001	—	—

Net income before impact of VIE consolidation	$8,913,509	18,121,623	5,180,388	4,594,664	6,276,387
Amortization expense (Partnership only)	25,605	24,467	196,122	48,155	39,277
Tier 2 Income(2)	(1,062,500)	(3,595,754)	—	—	—
Interest rate cap expense	210	(364,969)	117,916	360,549	453,439
Provision for loan losses	—	734,000	217,654	1,810,000	—
Impairment on tax-exempt mortgage revenue bonds	—	—	374,841	—	—

CAD	$7,876,824	$14,919,367	$6,086,921	$6,813,368	$6,769,103

(2)	As described in Note 3 to the consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 Income) will be distributed 75% to the BUC holders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the general partner. For 2006, the Northwoods Lake Apartments sale provided for $4.25 million of Tier 2 Income. For 2005 the Clear Lake sale resulted in approximately $14.4 million of Tier 2 Income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

In this Management’s Discussion and Analysis we will discuss the results of operations in two sections, (1) the “Company”, which refers to the consolidated financial information as reported on a GAAP basis of the Partnership and the consolidated VIEs and (2) the “Partnership” which refers to America First Tax Exempt Investors, L.P. as a stand-alone entity. The consolidated “VIEs” refers to certain entities that own multifamily apartment projects financed with mortgage revenue bonds held by the Partnership that have been determined to be variable interest entities and are consolidated with the Partnership in accordance with FIN 46R. Throughout this discussion we will refer to the Company, the Partnership and the consolidated VIEs as described in this paragraph. This discussion structure is consistent with the segment reporting of the Company as presented in the Notes to the consolidated financial statements of the Company.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management of the Company to make a number of judgments, assumptions and estimates. The application of these judgments, assumptions and estimates can affect the amounts of assets, liabilities, revenues and expenses reported by the Company. All of the Company’s significant accounting policies are described in Note 2 to the Company’s consolidated financial statements included in Item 8 of this report. The Company considers the following to be its critical accounting policies as they involve judgments, assumptions and estimates that significantly affect the preparation of its financial statements.

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

Investments in Tax-Exempt Mortgage Revenue Bonds and Other Tax-Exempt Bonds

Valuation — As all of the Partnership’s investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values. The Company bases the fair value of the tax-exempt bonds, which have a limited market, on quotes from external sources, such as brokers, for these or similar bonds. In the limited situation when quotes are unavailable the Partnership estimates the fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. This calculation methodology encompasses judgment in its application.

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

Review of securities for other-than-temporary impairment — The Partnership periodically reviews each of its mortgage revenue bonds for impairment by comparing the estimated fair value of the revenue bond to its carrying amount. The estimated fair value of the revenue bond is calculated using a discounted cash flow model using interest rates for comparable investments. A security is considered other-than-temporarily impaired if evidence indicates that the cost of the investment is not recoverable within a reasonable period of time. If an other-than-temporary impairment exists, the cost basis of the mortgage bond is written down to its estimated fair value, with the amount of the write-down accounted for as a realized loss. The recognition of an other-than-temporary impairment and the potential impairment analysis are subject to a considerable degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the financial statements. The estimated future cash flow of each revenue bond depends on the operations of the underlying property and, therefore is subject to a significant amount of uncertainty in the estimation of future rental receipts, future real estate operating expenses, and future capital expenditures. Such estimates are affected by economic factors such as the rental markets and labor markets in which the property operates, the current capitalization rates for properties in the rental markets, and tax and insurance expenses. Different conditions or different assumptions applied to the calculation may result in different results. The Partnership periodically compares its estimates with historical results to evaluate the reasonableness and accuracy of its estimates and adjusts its estimates accordingly.

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

Derivative Instruments and Hedging Activities

The Partnership’s investments in interest rate cap agreements are accounted for under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS No. 133) as amended and interpreted. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments, including certain derivative financial instruments embedded in other contracts, and for hedging activity. SFAS No. 133 requires the Partnership to recognize all derivatives as either assets or liabilities in its financial statements and record these instruments at their fair values. In order to achieve hedge accounting treatment, hedging activities must be appropriately designated, documented and proven to be effective as a hedge pursuant to the provisions of SFAS No. 133. The Partnership did not designate its current hedges as qualifying hedges under SFAS No. 133.

The fair values of the caps at inception are their original cost. The Partnership’s debt financings currently bear interest based on the Bond Market Association (“BMA”) floating rate index. Changes in the fair value of the interest rate cap agreements are marked to market with the difference recognized in earnings as interest expense. The mark to market adjustment through earnings can cause a significant fluctuation in reported net income although it has no impact on the Partnership’s cash flows. In addition, the calculation of the fair value of the caps involves a considerable degree of judgment.

Executive Summary

Overview

As a result of its adoption of FIN 46R on January 1, 2004, the Company began reporting results of operations on a consolidated basis for two reportable segments, the Partnership and VIEs. In addition to the two reportable segments, the Company also separately reports its consolidating and eliminating entries in order to properly reflect the operations of its two reportable segments — see Note 13 to the Consolidated Financial Statements.

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

The VIE’s operating goal is to generate increasing amounts of net rental income from these properties that will allow them to service debt. In order to achieve this goal, management of these multifamily apartment properties is focused on: (i) maintaining high economic occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties; and (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of the properties in their respective market areas.

Nine of the 12 properties which collateralize the bonds owned by the Partnership are managed by Properties Management, an affiliate of the Partnership. Management believes that this relationship provides greater insight and understanding of the underlying property operations and their ability to meet debt service requirements to the Partnership. The three properties not managed by Properties Management are Woodbridge Apartments of Bloomington, Woodbridge Apartments of Louisville and Bella Vista Apartments.

As of December 31, 2006, the Company consolidated eight VIE multifamily apartment properties containing a total of 1,764 rental units. As of December 31, 2005, the Company consolidated nine VIE multifamily apartment properties containing a total of 2,256 Units. As of December 31, 2004, the Company consolidated 10 VIE multifamily apartment properties containing a total of 2,572 rental units.

  Discussion of the Partnership Bond Holdings and the Related Apartment Property as of December 31, 2006

The following discussion outlines the individual bond holdings of the Partnership, discusses the significant terms of the bonds, identifies those ownership entities which are consolidated VIEs of the Company and briefly discusses the overall operations and financial results of the underlying properties.

		Percentage of Occupied			Economic Occupancy(1)
	Number	Units as of December 31,			for the Period Ended December 31,
Property Name	of Units	2006		2005	2006	2005

Consolidated Properties
Ashley Pointe at Eagle Crest	144	98%		90%	86%	90%
Ashley Square	150	81%		90%	80%	88%
Bent Tree Apartments	232	92%		92%	80%	75%
Fairmont Oaks Apartments	178	97%		98%	87%	89%
Iona Lakes Apartments	350	88%		98%	90%	91%
Lake Forest Apartments	240	98%		96%	97%	94%
Woodbridge Apts. of Bloomington III	280	97%		93%	92%	86%
Woodbridge Apts. of Louisville II	190	94%		90%	91%	90%

	1,764	93%		94%	89%	88%

Non-Consolidated Properties
Chandler Creek Apartments	216	92%		93%	71%	69%
Clarkson College	142	83%		74%	70%	60%
Deerfield Apartments	72	64	%(2)	n/a	n/a	n/a
Bella Vista Apartments	144	n/a	(3)	n/a	n/a	n/a

	574

(1)	Economic occupancy is presented for the twelve months ended December 31, 2006 and 2005, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units.

(2)	For Deerfield, only Physical occupancy is presented as of December 31, 2006, as this is a new investment.

(2)	Bella Vista was under initial construction as of December 31, 2006, and therefore has no occupancy data.

Ashley Pointe — Ashley Pointe at Eagle Crest is located in Evansville, Indiana and contains 144 units. The tax exempt mortgage revenue bonds owned by the Partnership are traditional “80/20” bonds issued prior to the Tax Reform Act of 1986. These bonds require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size. The bonds have an outstanding principal amount of $6.7 million and have a base interest rate of 7.0%. This bond contains an early call provision under which the Partnership may call the bonds on December 1, 2007. The bonds also contain a participation interest in any excess cash flow generated by the underlying property through the potential payment of contingent interest. The bond accrues contingent interest at a rate of 3.5% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property. To date the property has not paid any contingent interest and the Partnership has not recognized any contingent interest income related to this bond. Because of its capital structure and the participation interests contained in the bond owned by the Partnership this property is a consolidated VIE. In 2006, Ashley Pointe’s operations resulted in net operating income of $467,000 on net revenue of approximately $1.1 million.

Ashley Square — Ashley Square Apartments is located in Des Moines, Iowa and contains 150 units. The tax exempt mortgage revenue bonds owned by the Partnership are traditional “80/20” bonds issued prior to the Tax Reform Act of 1986. These bonds require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size. The bonds have an outstanding principal amount of $6.5 million and have a base interest rate of 7.5%. The bonds also contain a participation interest in any excess cash flow generated by the underlying property through the potential payment of contingent interest. The bond accrues contingent interest at a rate of 3.0% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property. To date the property has not paid any contingent interest and the Partnership has not recognized any contingent interest income related to this bond. Because of its capital structure and the participation interests contained in the bond owned by the Partnership this property is a consolidated VIE. Additionally, the equity ownership of this property is held by individuals or entities affiliated with the general partner. In 2006 Ashley Square’s operations resulted in net operating income of $240,000 on net revenue of approximately $1.1 million. The 2006 results were negatively impacted by significant capital improvement projects which resulted in varying numbers of units being unavailable for rent throughout the year. As a result occupancy trends are negative as both physical and economic occupancy decreased from 2005 to 2006. Property management expects operations to improve in 2007 as the capital improvement projects are completed and all units are available for rent.

Bella Vista — Bella Vista Apartments are currently under construction in Gainesville, Texas and will contain 144 units upon completion in the first half of 2007. The tax exempt mortgage revenue bonds owned by the Partnership are private activity housing bonds issued in conjunction with the syndication of Low Income Housing Tax Credits. The bonds have an outstanding principal amount of $6.8 million and have a base interest rate of 6.15%. The bonds do not contain participation interests. The bonds are secured by a construction performance guarantee during the construction period by a third-party guarantor. We have determined that the company that owns Bella Vista Apartments does not meet the definition of a “variable interest entity.” As a result, this property is not a consolidated VIE.

Bent Tree — Bent Tree Apartments is located in Columbia, South Carolina and contains 232 units. The tax exempt mortgage revenue bonds owned by the Partnership are traditional “80/20” bonds issued prior to the Tax Reform Act of 1986. These bonds require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size. The bonds have an outstanding principal amount of $11.1 million and have a base interest rate of 7.1%. The bonds also contain a participation interest in any excess cash flow generated by the underlying property through the potential payment of contingent interest. The bond accrues contingent interest at a rate of 1.9% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property. To date the property has not paid any contingent interest and the Partnership has not recognized any contingent interest income related to this bond. Because of its capital structure and the participation interests contained in the bond owned by the Partnership this property is a consolidated VIE. Additionally, the equity ownership of this property is held by individuals or entities affiliated with the general partner. In 2006, Bent Tree’s operations resulted in net operating income of $580,000 on net revenue of approximately $1.5 million.

Chandler Creek — Chandler Creek Apartments is located in Round Rock, Texas and contains 216 units. The tax exempt mortgage revenue bonds owned by the Partnership were issued under Section 145 of the Code by a not-for-profit entity qualified under Section 501(c) 3 of the Code. The Chandler Creek bonds are in technical default and interest is being paid on these bonds at a base rate below the stated rate. In January 2004 the Company entered into a forbearance agreement with the owner of Chandler Creek Apartments which set forth the terms under which the Company agreed to forbear from the exercise of remedies against the owner. Among the conditions to forbearance is an agreement for current interest payments at a rate below the stated rate. In April 2006, the Company terminated the forbearance agreement with the owner. The termination of the forbearance agreement allows the Company to seek additional remedies including the ultimate foreclosure of the property, if necessary. The Company does not currently intend to exercise its right to foreclose on the property as the property continues to pursue alternatives to ultimately satisfy its obligations to its creditors. The bonds have an outstanding principal amount of

$11.5 million and are currently paying a base interest rate of 6.0%. The bonds do not contain participation interests. Because the property is owned by a 501(c) 3 not-for-profit entity it is not a consolidated VIE. In 2006 Chandler Creek’s operations resulted in net operating income of $788,000 on net revenue of approximately $1.7 million.

Clarkson College — Clarkson College is a 142 bed student housing facility located in Omaha, Nebraska. The tax exempt mortgage revenue bonds owned by the Partnership were issued under Section 145 of the Code by a not-for-profit entity qualified under Section 501(c) 3 of the Code. The bonds have an outstanding principal amount of $6.1 million and have a base interest rate of 6.0%. The bonds also contain a participation interest in any excess cash flow generated by the underlying property through the potential payment of contingent interest. The bond accrues contingent interest at a rate of 1.25% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property. To date the property has not paid any contingent interest and the Partnership has not recognized any contingent interest income related to this bond. Because the property is owned by a 501(c) 3 not-for-profit entity it is not a consolidated VIE. In 2006 Clarkson College’s operations resulted in net operating income of $393,000 on net revenue of approximately $588,000. As shown in the table above, occupancy trends are positive as both physical and economic occupancy increased from 2005 to 2006.

Deerfield — Deerfield Apartments is located in Blair, Nebraska and contains 72 units. The tax exempt mortgage revenue bonds owned by the Partnership were issued under Section 145 of the Code by a not-for-profit entity qualified under Section 501(c) 3 of the Code. The bonds have an outstanding principal amount of $3.4 million and have a base interest rate of 6.25%. The bonds do not contain participation interests. Because the property is owned by a 501(c) 3 not-for-profit entity it is not a consolidated VIE. The Partnership acquired the bond in the fourth quarter of 2006.

Fairmont Oaks — Fairmont Oaks Apartments is located in Gainesville, Florida and contains 178 units. The tax exempt mortgage revenue bonds owned by the Partnership are traditional “80/20” bonds issued prior to the Tax Reform Act of 1986. These bonds require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size. The bonds have an outstanding principal amount of $7.8 million and have a base interest rate of 6.2%. The bonds also contain a participation interest in any excess cash flow generated by the underlying property through the potential payment of contingent interest. The bond accrues contingent interest at a rate of 2.2% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property. To date the property has not paid any contingent interest and the Partnership has not recognized any contingent interest income related to this bond. Because of its capital structure and the participation interests contained in the bond owned by the Partnership this property is a consolidated VIE. Additionally, the equity ownership of this property is held by individuals or entities affiliated with the general partner. In 2006, Fairmont Oak’s operations resulted in net operating income of $643,000 on net revenue of approximately $1.4 million.

Iona Lakes — Iona Lakes Apartments is located in Fort Meyers, Florida and contains 350 units. The tax exempt mortgage revenue bonds owned by the Partnership are traditional “80/20” bonds issued prior to the Tax Reform Act of 1986. These bonds require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size. The bonds have an outstanding principal amount of $16.5 million and have a base interest rate of 6.9%. The bonds also contain a participation interest in any excess cash flow generated by the underlying property through the potential payment of contingent interest. The bond accrues contingent interest at a rate of 2.6% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property. To date the property has not paid any contingent interest and the Partnership has not recognized any contingent interest income related to this bond. Because of its capital structure and the participation interests contained in the bond owned by the Partnership this property is a consolidated VIE. Additionally, the equity ownership of this property is held by individuals or entities affiliated with the general partner. In 2006, Iona Lake’s operations resulted in net operating income of $1.6 million on net revenue of approximately $3.2 million. As shown in the table above, occupancy trends were lower in 2006. Physical occupancy declined significantly due to units being unavailable for rent at times during the year due to capital improvement projects while economic occupancy declines slightly as fewer concessions were granted in 2006 thereby offsetting the decline in physical occupancy.

Lake Forest — Lake Forest Apartments is located in Daytona Beach, Florida and contains 240 units. The tax exempt mortgage revenue bonds owned by the Partnership are traditional “80/20” bonds issued prior to the Tax Reform Act of 1986. These bonds require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size. The bonds have an outstanding principal amount of $10.3 million and have a base interest rate of 6.9%. The bonds also contain a participation interest in any excess cash flow generated by the underlying property through the potential payment of contingent interest. The bond accrues contingent interest at a rate of 1.6% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property. To date the property has not paid any contingent interest and the Partnership has not recognized any contingent interest income related to this bond. Because of its capital structure and the participation interests contained in the bond owned by the Partnership this property is a consolidated VIE. Additionally, the equity ownership of this property is held by individuals or entities affiliated with the general partner. In 2006, Lake Forest’s operations resulted in net operating income of $1.2 million on net revenue of approximately $2.1 million. As shown in the table above, occupancy trends are positive as both physical and economic occupancy increased from 2005 to 2006.

Woodbridge at Louisville — Woodbridge Apartments at Louisville is located in Louisville, Kentucky and contains 190 units. The tax exempt mortgage revenue bonds owned by the Partnership are traditional “80/20” bonds issued prior to the Tax Reform Act of 1986. These bonds require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size. The bonds have an outstanding principal amount of $9.0 million and have a base interest rate of 7.5%. This bond contains an early call provision under which the Partnership may call the bonds on December 1, 2007. The bonds also contain a participation interest in any excess cash flow generated by the underlying property through the potential payment of contingent interest. The bond accrues contingent interest at a rate of 3.5% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property. To date the property has not paid any contingent interest and the Partnership has not recognized any contingent interest income related to this bond. Because of its capital structure and the participation interests contained in the bond owned by the Partnership this property is a consolidated VIE. In 2006, Woodbridge at Louisville’s operations resulted in net operating income of $755,000 on net revenue of approximately $1.6 million. As shown in the table above, occupancy trends are positive as both physical and economic occupancy increased from 2005 to 2006.

Woodbridge at Bloomington — Woodbridge Apartments at Bloomington is located in Bloomington, Indiana and contains 280 units. The tax exempt mortgage revenue bonds owned by the Partnership are traditional “80/20” bonds issued prior to the Tax Reform Act of 1986. These bonds require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size. The bonds have an outstanding principal amount of $12.6 million and have a base interest rate of 7.5%. This bond contains an early call provision under which the Partnership may call the bonds on December 1, 2007. The bonds also contain a participation interest in any excess cash flow generated by the underlying property through the potential payment of contingent interest. The bond accrues contingent interest at a rate of 3.5% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property. To date the property has not paid any contingent interest and the Partnership has not recognized any contingent interest income related to this bond. Because of its capital structure and the participation interests contained in the bond owned by the Partnership this property is a consolidated VIE. In 2006, Woodbridge at Bloomington’s operations resulted in net operating income of $1.0 million on net revenue of approximately $2.2 million. As shown in the table above, occupancy trends are positive as both physical and economic occupancy increased from 2005 to 2006.

Results of Operations

The Consolidated Company

The tables below compare the results of operations for the Company for 2006, 2005, and 2004:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004

Revenues:
Property revenues	$14,187,135	$13,891,556	$13,034,770
Mortgage revenue bond investment income	1,418,289	1,061,242	923,108
Other bond investment income	4,891	73,179	321,750
Other interest income	337,008	102,474	78,367
Gain on sale of securities	—	126,750	—

Total Revenues	15,947,323	15,255,201	14,357,995
Expenses:
Real estate operating (exclusive of items shown below)	8,781,819	8,515,626	7,366,291
Depreciation and amortization	2,486,366	2,740,703	2,817,740
Interest	2,106,292	1,176,293	1,179,896
General and administrative	1,575,942	2,028,366	1,484,598
Hurricane related	—	—	771,666

Total Expenses	14,950,419	14,460,988	13,620,191

Income from continuing operations	996,904	794,213	737,804
Income (loss) from discontinued operations, (including gain on sale of $11,667,246 and $18,771,497 in 2006 and 2005, respectively)	11,779,831	18,770,929	(424,860)

Income before cumulative effect of accounting change	$12,776,735	$19,565,142	$312,944

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Property Revenues.  Property revenues increased approximately $296,000 for the year ended December 31, 2006 compared to the same period of 2005. The increase is primarily attributable to an increase in net rental revenue resulting from the increase in economic occupancy. Annual net rental revenues per unit increased from approximately $7,529 in 2005 to approximately $7,632 in 2006, or $103 per unit. The largest increases in per unit rents were realized at Woodbridge Apartment of Bloomington, Woodbridge Apartments of Louisville and Lake Forest where the properties combined to increase rental revenues by approximately $234,000 or $319 per unit for the year ended December 31, 2006 compared to 2005.

Mortgage revenue bond investment income.  The increase in mortgage revenue bond investment income from 2005 to 2006 is primarily due to income generated by the tax-exempt mortgage bonds acquired in 2006. Specifically, the Bella Vista and Deerfield bonds were acquired in the second and fourth quarters of 2006, respectively. The interest income from Bella Vista accounted for most of the increase.

Other interest income.  Other interest income represents interest earned on cash and cash equivalents. The increase is attributable to higher average balances of cash and cash equivalents during the year which resulted from the Clear Lake and Northwoods transactions.

Gain on sale of securities.  The Company sold its entire interest in the Museum Tower bonds during the first quarter of 2005 realizing a gain on the sale of securities of $126,750. There were no such sales of securities in 2006.

Real estate operating expenses.  Real estate operating expenses increased during 2006 compared to 2005. This increase is related to spending on ongoing repairs and maintenance in order to make the properties more attractive to current and potential tenants. Additionally, the properties realized increased professional services fees, real estate taxes and insurance costs.

Interest expense.  Interest expense increased significantly when comparing 2006 to 2005 due mainly to increased interest rates on our variable interest debt and the mark-to-market adjustments on our interest rate caps. The effective borrowing rates for the year on our variable interest debt increased approximately 1%, or $477,000. The remaining increase is attributable to the effect of interest rate cap expense which is the result of marking our interest rate caps to market plus amortization of premiums paid for the caps. For the year ended December 31, 2005 this mark-to-market adjustment reduced interest expense by $365,000 as compared to an increase in interest expense in 2006 of $210.

General and administrative expenses.  General and administrative expenses declined during 2006 compared to the same period in 2005 primarily as a result of the payment of $359,000 of deferred administrative fees in 2005. These fees were previously deferred by the general partner, however, in conjunction with the sale of Clear Lake Colony Apartments, these fees were paid in December 2005. There were no such deferred fees paid in 2006. Additionally, salaries and benefits expense decreased approximately $90,000 for the year ended December 31, 2006 compared to 2005 due mainly to lower bonus accruals and lower benefit costs.

Depreciation and amortization.  Depreciation and amortization consists primarily of depreciation associated with the apartment properties of the consolidated VIEs. The decrease in depreciation expense in 2006 is attributable to certain assets becoming fully depreciated during the year.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Property Revenues.  Property revenues increased approximately $857,000 for the year ended December 31, 2005 compared to the same period of 2004. The increase is attributable to increased occupancy as physical occupancy increased to 94% as of December 31, 2005 compared to 88% as of December 31, 2004. The increase in physical occupancy resulted in an increase in annual net rental revenues per unit from approximately $7,044 in 2004 to approximately $7,529 in 2005, or $485 per unit. The majority of the increase in physical occupancy occurred in the second half of the year. The largest increases in per unit rents were realized at Iona Lakes and Lake Forest where the properties combined to increase rental revenues by approximately $572,000 or $969 per unit for the year ended December 31, 2005 compared to December 31, 2004.

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

Other bond investment income.  During the first quarter of 2005, the Company sold its investment in the Museum Tower tax-exempt bond. As a result of the sale, interest income from these bonds decreased by approximately $286,000 in 2005.

Other interest income.  Other interest income represents interest earned on cash and cash equivalents. The increase is attributable to higher average balances of cash and cash equivalents during the year which resulted from the sale of our investment in the Museum Towers bonds and the Clear Lake transaction.

Gain on sale of securities.  The Company sold its entire interest in the Museum Tower bonds during the first quarter of 2005. The carrying cost of the investment was $3.9 million and the net proceeds from the sale were $4.0 million resulting in a gain on the sale of securities of $126,750.

Real estate operating expenses.  Real estate operating expense increased during 2005 compared to 2004. This increase is related to spending on repairs and maintenance during the second half of 2005 in order to make the properties more attractive to current and potential tenants. Additionally, the properties realized increased utility costs.

Interest expense.  Interest expense was flat when comparing 2005 to 2004 due mainly to two offsetting items. An increase is attributable to a bridge loan that was entered into during the third quarter of 2005 to facilitate the sale of Clear Lake Colony Apartments. Prior to July 2005, the Partnership’s $16.0 million investment in the Clear Lake bonds was used as collateral for the Partnership’s variable debt financing. The Partnership entered into a bridge loan in order to refinance the existing debt and remove the collateral restriction on the bonds. In order to obtain the bridge loan, the Partnership paid origination fees of $160,000. All of those fees were amortized to interest expense during 2005. In addition to the origination fees, the bridge loan carried interest at a higher variable rate as compared to the debt it replaced. This resulted in approximately $299,000 higher interest expense in 2005 compared to 2004. Offsetting this increase was the change in interest rate cap expense which is the result of marking our interest rate caps to market. For the year ended December 31, 2005, this mark-to-market adjustment reduced interest expense by $365,000 compared to an increase in interest expense of $118,000 in 2004.

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

Discontinued Operations

The assets, liabilities and results of operations of Clear Lake Colony Apartments and Northwood Lake Apartments, consolidated VIEs, are classified as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS No. 144”) — see Note 6 to the consolidated financial statements. The following is a discussion of the transactions which precipitated the classification as discontinued operations, the transactions’ impact on the consolidated financial statements of the Company and the transactions’ impact on the Partnership.

During 2006, Northwoods Lake Apartments in Duluth, Georgia met the criteria as a discontinued operation under SFAS No. 144. During the third quarter of 2006 the property was sold to an unaffiliated third party. In order to properly reflect the transaction under FIN 46R, the Company recorded the sale of the property in 2006 as though the property was owned by the Company. As such, in 2006, the Company recorded a gain on the sale of the property of $11.7 million. In conjunction with the property sale, the Partnership sold its investment in the bonds issued by the property owner at par value plus accrued interest. Additionally, the property owner realized approximately $4.3 million in net cash proceeds from the sale of the property. These funds were used in their entirety to retire existing obligations of the property owner including accumulated tax exempt contingent interest earned by the Partnership on the bonds. The sale of the bonds plus the receipt of accumulated contingent interest in 2006 resulted in total proceeds to the Partnership of approximately $10.4 million.

As of December 31, 2005, Northwoods’ assets of approximately $17.5 million and liabilities of approximately $18.7 million are included in assets and liabilities of discontinued operations, respectively. For the years ended December 31, 2006, 2005 and 2004, Northwoods’ net income of approximately $113,000, $26,000 and $133,000, respectively, is included in the income or loss from discontinued operations.

On July 22, 2005, the Partnership entered into a purchase and sale agreement (the “Agreement”) to sell the Clear Lake Colony Apartments (“Clear Lake”) to an unaffiliated third party. Because Clear Lake Colony Acquisition Corp, the owner of Clear Lake, defaulted on its bond obligations to the Partnership, the Partnership acquired sole ownership of Clear Lake by way of deed in lieu of foreclosure immediately prior to the Partnership’s sale of Clear Lake. The Agreement provided for a sales price of $33.4 million for all of the land, buildings, building improvements, certain personal property, current lease agreements and other assets associated with Clear Lake. On November 10, 2005, the sale closed resulting in a taxable gain to the Partnership of approximately $12.4 million and a GAAP basis gain of approximately $18.8 million for the Company. The Partnership received cash proceeds of approximately $32.2 million, net of transaction related costs. For the years ended December 31, 2005 and 2004, Clear Lakes’ net income (loss) of approximately ($27,000) and ($558,000), respectively, is included in the income or loss from discontinued operations.

In conjunction with the Clear Lake transaction, the general partner’s Board of Managers approved a special distribution to the BUC holders. In accordance with the Agreement of Limited Partnership, this special distribution is considered a distribution of Net Residual Proceeds. All of the Clear Lake sale proceeds are classified as Tier 2 Net Residual Proceeds. The Board approved a special distribution of $3.5 million from the Net Residual Proceeds from the Clear Lake Colony sale. As this is a Tier 2 distribution, approximately $2.6 million or 75% of the total distribution was paid to BUC holders of record as of November 30, 2005 and approximately $0.9 million was paid to the general partner in the fourth quarter of 2005. The Partnership used $16.0 million of the proceeds for the repayment of debt. The remaining proceeds from the sale of approximately $12.4 million were reinvested in accordance with the Partnership’s investment strategy.

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

Each of the tax-exempt mortgage revenue bonds bears tax-exempt interest at a fixed rate and ten of the bonds provide for the payment of additional contingent interest that is payable solely from available net cash flow generated by the financed property. At December 31, 2006, all of the Partnership’s tax-exempt mortgage revenue bonds were paying their full amount of base interest. The Partnership has the ability and may restructure the terms of its tax-exempt mortgage revenue bond to reduce the base interest rate payable on these bonds. The Partnership remains aware of this potential and continues to monitor the performance of the multifamily properties collateralizing its tax-exempt mortgage revenue bonds.

As of December 31, 2006 the Partnership has securitized $45.8 million of its tax-exempt mortgage revenue bond portfolio. The Partnership has used the proceeds, and will use future proceeds, from these securitization transactions to acquire additional tax-exempt mortgage revenue bonds and other investments.

The Partnership may make taxable loans or acquire direct ownership interests in real property with the ultimate purpose of acquiring tax-exempt mortgage revenue bonds secured by the same property. The Partnership may also make taxable loans to provide capital project funding to a property securing a tax-exempt mortgage revenue bond already owned by the Partnership. Therefore, the business purpose of the Partnership making taxable loans or acquiring direct property ownership interests is not solely to earn taxable income, but rather to acquire, either immediately or in the future, a tax-exempt mortgage revenue bond or to improve the condition of a property securing a tax-exempt mortgage revenue bond.

The following discussion of the Partnership’s results of operations for the years ended December 31, 2006, 2005 and 2004 reflects the operations of the Partnership prior to the consolidation of the VIEs, which was required with the implementation of FIN 46R. This information reflects the information used by management to analyze the Partnerships’ operations and is reflective of the segment data discussed in Note 13 to the audited financial statements.

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004

Revenues
Mortgage revenue bond investment income	$11,633,084	$10,168,938	$8,779,595
Other bond investment income	4,892	73,179	321,750
Other interest income	983,372	505,032	127,160

	12,621,348	10,747,149	9,228,505

Expenses
Bond Impairment	—	—	374,841
Provision for Loan Losses	—	734,000	217,654
Interest expense	2,106,291	2,149,027	1,774,902
Amortization expense	25,605	24,467	196,122
General and administrative	1,575,942	2,028,366	1,484,598

	3,707,838	4,935,860	4,048,117

Income from continuing operations	$8,913,510	$5,811,289	$5,180,388
Income from discontinued operations	$—	$12,310,334	$—

Income before cumulative effect of accounting change	$8,913,510	$18,121,623	$5,180,388

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Mortgage revenue bond investment income.  Mortgage revenue bond investment income increased approximately $1.4 million in 2006 compared to 2005. The increase is due to increased collections of contingent interest offset by decreased collections of base interest. Contingent interest income collected in 2006 increased approximately $2.2 million. Previously unrecognized contingent interest associated with the Partnership’s investment in the Northwoods Lake mortgage revenue bond amounted to $4.3 million and was received and recognized in the third quarter of 2006. Previously unrecognized contingent interest associated with the Clear Lake bonds totaling approximately $2.1 million was received and recognized in the fourth quarter of 2005. Due to the uncertainty in collections of contingent interest, the Partnership recognizes this as income only when it is realized. Interest associated with the mortgage revenue bonds acquired in 2006 increased base income by approximately $360,000. Offsetting the increase associated with the new bonds were decreases in mortgage revenue bond investment income related to bonds sold or otherwise disposed in 2006 and 2005. The decrease in base interest on the Northwoods bonds which were outstanding through August 24, 2006 and the Clear Lake bonds which were outstanding through November 15, 2005 amounted to approximately $1.1 million.

Other interest income.  Other interest income represents interest earned on the Partnership’s taxable loans and cash and cash equivalents. The increase is attributable to interest received on taxable loans plus increase income on cash equivalent investments. Interest on taxable loans increased approximately $91,000. The interest on taxable loans is recorded as received due to the risk of collection. Interest income on cash equivalents increased approximately $337,000 due to higher levels of cash equivalents during the year.

Bond impairment and provision for loan losses.  The Partnership is required to periodically test its tax-exempt mortgage bonds for impairment by determining if the fair value of a bond is less than its cost. If a bond is impaired on other than a temporary basis, an impairment charge is recorded against earnings in the period. Similarly, the Partnership is required to recognize a provision for loan losses against earnings when it determines that the full amount of principal and interest on its taxable loans may not be fully recoverable. The Partnership has determined that no such impairment charges are necessary in 2006. In 2005 no bond impairment was recorded while a provision for loan losses of $734,000 was recorded.

Interest expense.  Interest expense decreased by approximately $43,000 during 2006 compared to 2005. The decrease is attributable to interest expense on loans outstanding during 2005 related to Clear Lake Colony Apartments which were no longer outstanding in 2006. Total interest expense paid in 2005 related to Clear Lake, including origination fees of $160,000 paid on a bridge loan used to facilitate the sale of the Clear Lake property, was approximately $777,000. Offsetting the decline in interest paid related to Clear Lake were two items, an increase in our variable borrowing rates and the mark-to-market adjustment recorded related to our interest rate caps. The effective borrowing rates for the year on our variable interest debt increased approximately 1%, or $477,000. The remaining increase is attributable to the effect of interest rate cap expense which is the result of marking our interest rate caps to market plus amortization of premiums paid for the caps. For the year ended December 31, 2005 this mark-to-market adjustment reduced interest expense by $365,000 as compared to an increase in interest expense in 2006 of $210.

General and administrative expenses.  General and administrative expenses declined during 2006 compared to the same period in 2005 primarily as a result of the payment of $359,000 of deferred administrative fees in 2005. These fees were previously deferred by the general partner, however, in conjunction with the sale of Clear Lake Colony Apartments, these fees were paid in December 2005. There were no such deferred fees paid in 2006. Salaries and benefits expense decreased approximately $90,000 for the year ended December 31, 2006 compared to 2005 due mainly to lower bonus accruals and lower benefit costs. Professional and Board of Managers fees increased by approximately $60,000 due mainly to increased legal costs offset by a decline in Board of Managers fees. Along with the items noted, miscellaneous other administrative expenses showed general declines in 2006.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Mortgage revenue bond investment income.  Mortgage revenue bond investment income increased approximately $1.4 million in 2005 compared to 2004. The increase is due to previously unrecognized contingent interest and deferred contingent interest associated with the Partnership’s investment in the Clear Lake mortgage revenue bond. Total contingent interest and deferred contingent interest amounted to approximately $2.1 million and was received and recognized in the fourth quarter of 2005. Due to the uncertainty in collections of contingent interest, the Partnership recognizes this as income only when it is realized. Interest associated with Clarkson Student Housing bonds increased income by approximately $164,000 due to a full year of ownership of the bonds in 2005 compared to a partial year of owning the bonds in 2004. Offsetting the increase associated with Clear Lake and Clarkson were decreases in mortgage revenue bond investment income related to a decrease in base interest on the Clear Lake bonds as the bonds were outstanding through November 15, 2005 compared to an entire year in 2004. The reduced base interest income amounted to approximately $138,000 in 2005. Additional reductions in interest income occurred from the Northwoods bond restructuring in 2004 whereby the Partnership reduced its ownership in the Northwoods bonds from a principal investment of approximately $25.2 million at the beginning of 2004 to $6.1 million in June 2004. The reduced ownership resulted in approximately $661,000 of lower interest income in 2005. Further reductions in interest income of approximately $48,000 were due to principal payments made during 2005 on the other investments of the Partnership.

Other bond investment income.  During the first quarter of 2005, the Company sold its investment in Museum Tower tax-exempt bond. As a result of the sale, interest income from this bond decreased by approximately $286,000 in 2005. Offsetting this decrease was approximately $37,000 of additional bond interest income from the investment in bonds of approximately $600,000 during 2005.

Other interest income.  Other interest income represents income earned on the Partnership’s taxable loans and cash and cash equivalents. The increase is primarily attributable to interest received on a taxable loan to Clear Lake Colony Apartment of approximately $312,000. The interest on this taxable loan was previously not recorded due to the risk of collectibility.

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

Interest expense.  Interest expense increased by approximately $374,000 during 2005 compared to 2004. The increase is attributable to a bridge loan that was entered into during the third quarter of 2005 to facilitate the sale of Clear Lake Colony Apartments. Prior to July of 2005, the Partnership’s $16.0 million investment in the Clear Lake bonds was used as collateral for the Partnership’s variable debt financing. The Partnership entered into a bridge loan in order to refinance the existing debt and remove the collateral restriction on the bonds. In order to obtain the bridge loan, the Partnership paid origination fees of $160,000. All of those fees were amortized to interest expense during 2005. In addition to the origination fees, the bridge loan carried interest at variable rate and was approximately $299,000 higher in 2005 compared to 2004.

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

Liquidity and Capital Resources

Partnership Liquidity

Tax-exempt interest earned on the mortgage revenue bonds represents the Partnership’s principal source of cash flow. Tax-exempt interest is primarily comprised of base interest on the mortgage revenue bonds. The Partnership will also receive from time to time contingent interest on the mortgage revenue bonds. Contingent interest is only paid when the underlying properties generate excess cash flow or are sold or refinanced in transactions that generate sufficient proceeds to allow for the payment of accrued contingent interest. Therefore, cash in-flows are fairly fixed in nature and increase when the underlying properties have strong economic performances and when the Partnership acquires additional tax-exempt mortgage revenue bonds.

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

The Partnership believes that cash provided by net interest income from its tax-exempt mortgage revenue bonds and other investments will be adequate to meet its projected long-term liquidity requirements, including the payment of expenses, interest and distributions to BUC holders. Recently, income from investments has not been sufficient to fund such expenditures without utilizing cash reserves to supplement the deficit. See discussion below regarding “Cash Available for Distribution”.

VIE Liquidity

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

Consolidated Liquidity

Cash flows provided by operating activities increased $1.8 million in 2006 compared to 2005 due primarily to the timing of payments in accounts payable offset by a decline in net operating income. Net operating income is net income excluding gains, depreciation and amortization. The decline in net operating income was realized by the consolidated VIEs as property revenues declined while operating expenses increased.

Cash provided by investing activities decreased $16.7 million in 2006 compared to 2005. This decline was due to lower sale proceeds from asset sales coupled with an increase in cash used to acquire new investments. Total proceeds from asset sales were approximately $29.6 million as compared to $36.2 million in 2005. A use of cash was the acquisition of tax-exempt bonds which totaled approximately $22.2 million as compared to $12.0 million in 2005.

Cash used in financing activities decreased $19.1 million in 2006 compared to 2005 due to lower distributions and debt principal payments. Specifically, in 2005 $16.0 million of debt related to Clear Lake was retired while no such debt retirement as occurred in 2006.

Cash Available for Distribution

Management utilizes a calculation of Cash Available for Distribution (“CAD”) as a means to determine the Partnership’s ability to make distributions to BUC holders. The Company believes that CAD provides relevant information about its operations and is necessary along with net income (loss) for understanding its operating results. To calculate CAD, amortization expense related to debt financing costs and bond reissuance costs, Tier 2 income due to the general partner as defined in the Agreement of Limited Partnership, interest rate cap expense, provision for loan losses, impairments on bonds and losses related to VIEs including the cumulative effect of accounting change are added back to the Company’s net income (loss) as computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management evaluates two measures of CAD by further breaking down the calculation into Total CAD and CAD excluding contingent interest and realized gains. There is no generally accepted methodology for computing CAD, and the Company’s computation of CAD may not be comparable to CAD reported by other companies. Although the Company considers CAD to be a useful measure of its operating performance, CAD should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP.

The Partnership’s regular annual distributions are currently equal to $0.54 per unit. In recent years CAD, excluding contingent interest and realized gains, has not been sufficient to fund such distributions, without utilizing cash reserves to supplement the deficit. The general partner believes that the Partnership has an opportunity to increase its CAD excluding contingent interest and realized gains to a level that equals or exceeds the current distribution rate by fully investing, on a leveraged basis, the cash and cash equivalents currently held by the Partnership in new investments. The general partner believes that current investment opportunities will allow the Partnership to become fully invested in the near future.

The following tables show the calculation of CAD and the break-down of Total CAD and CAD excluding contingent interest and realized gains for the years ended December 31, 2006 and 2005.

	2006	2005	2004

Net income (loss)	$12,776,735	$19,565,142	$(37,710,057)
Net (income) loss related to VIEs and eliminations due to consolidation	$(3,863,226)	(1,443,519)	4,867,444
Cumulative effect of accounting change	$—	—	38,023,001

Net income before impact of VIE consolidation	$8,913,509	18,121,623	5,180,388
Amortization expense (Partnership only)	25,605	24,467	196,122
Tier 2 Income(1)	(1,062,500)	(3,595,754)	—
Interest rate cap expense	210	(364,969)	117,916
Provision for loan losses	—	734,000	217,654
Impairment on tax-exempt mortgage revenue bonds	—	—	374,841

CAD	$7,876,824	$14,919,367	6,086,921

(1)	As described in Note 3 to the consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 Income) will be distributed 75% to the BUC holders and 25% to the general partner. This adjustment represents the 25% of Tier 2 income due to the general partner. For 2006, the Northwoods Lake Apartments sale provided for $4.25 million of Tier 2 Income. For 2005 the Clear Lake sale resulted in approximately $14.4 million of Tier 2 Income.

	2006	2005	2004

Total CAD	$7,876,824	$14,919,367	$6,086,921
Contingent interest and realized gains
Contingent interest — Northwoods	3,187,500	—	—
Contingent interest and realized gain — Clear Lake	—	$10,787,261	—

CAD from contingent interest and realized gains	$3,187,500	$10,787,261	$—

CAD excluding contingent interest and realized gains	$4,689,324	$4,132,106	$6,086,921

Weighted average number of units outstanding, basic and diluted	9,837,928	9,837,928	9,837,928
Net income, basic and diluted, per unit	$0.74	$1.74	$0.73
Total CAD per unit	$0.80	$1.52	$0.62
CAD from contingent interest and realized gains, per unit	$0.32	$1.10	$—
CAD excluding contingent interest and realized gains, per unit	$0.48	$0.42	$0.62

Off Balance Sheet Arrangements

As of December 31, 2006 and 2005, the Partnership invested in tax-exempt mortgage revenue bonds which are collateralized by multifamily housing projects. The multifamily housing projects are owned by entities that are not controlled by the Partnership. The Partnership has no equity interest in these entities and does not guarantee any obligations of these entities. Some of the ownership entities are treated as variable interest entities (“VIEs”) of the Partnership and are consolidated with the Partnership for financial reporting purposes. The VIEs that are consolidated with the Partnership do not have off-balance sheet arrangements.

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

The Partnership does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Company or its related parties other than what is disclosed in Note 8 to the Company’s consolidated financial statements.

Contractual Obligations

The Partnership has the following contractual obligations as of December 31, 2006:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Debt financing	$45,770,000	$7,835,000	$10,320,000	$27,615,000	$—
Coupon rate(s)(1)		4.27%	4.31%	4.23%
Interest(2)	$6,216,382	$1,724,425	$3,188,747	$1,303,210

(1)	Effective interest rates differ as described in Item 7 Debt Financing, interest rates shown are the average effective rate, including fees, for the year ended December 31, 2006

(2)	Interest shown is estimated based upon current effective interest rates through maturity

Inflation

With respect to the financial results of the Partnership’s investments in tax-exempt mortgage revenue bonds, substantially all of the resident leases at the multifamily residential properties, which collateralize the Partnership’s tax-exempt mortgage revenue bonds, allow, at the time of renewal, for adjustments in the rent payable there under, and thus may enable the properties to seek rent increases. The substantial majority of these leases are for one year or less. The short-term nature of these leases generally serves to reduce the risk to the properties of the adverse effects of inflation; however, market conditions may prevent the properties from increasing rental rates in amounts sufficient to offset higher operating expenses. Inflation did not have a significant impact on the Partnership’s financial results for the years presented in this report.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. The interpretation clarifies the accounting for uncertainty in tax positions. The interpretation is effective for us beginning in the first quarter of 2007. We do not believe the standard will have a material impact on the consolidated financial statements.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). This statement permits, but does not require, entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for us beginning in the first quarter of 2008. We are currently assessing the impact SFAS No. 159 may have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Partnership’s primary market risk exposures are interest rate risk and credit risk. The Partnership’s exposure to market risks relates primarily to its investments in tax-exempt mortgage revenue bonds and its debt financing.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Partnership’s control. The nature of the Partnership’s investment in the tax-exempt mortgage revenue bonds and the debt financing used to finance these investments exposes the Partnership to financial risk due to fluctuations in market interest rates. The tax-exempt mortgage revenue bonds bear base interest at fixed rates and may additionally pay contingent interest which fluctuates based upon the cash flows of the underlying property. As of December 31, 2006, the weighted average base rate of the tax-exempt mortgage revenue bonds was 6.8%. Accordingly, the interest income generated by the tax-exempt mortgage revenue bonds is generally fixed, except to the extent the underlying properties generate enough excess cash flow to pay contingent interest. Each of the bonds matures after 2010. Conversely, the interest rates on the Partnership’s floating rate debt financing fluctuate based on the BMA Index Rate, which resets weekly. Accordingly, the Partnership’s cost of borrowing will increase as the BMA Index Rate increases. As of December 31, 2006, the Partnership had total debt financing outstanding of $45,770,000. The weighted average effective interest rate for 2006 on the debt outstanding as of December 31, 2006 was approximately 4.3%. If the average BMA Index Rate, including fees, had increased or decreased by 100 basis points for the year ended December 31, 2006, the interest expense payments on this variable-rate debt financing would have increased or decreased by approximately $460,000, respectively.

In the event of a significant unfavorable fluctuation in interest rates, the Partnership may collapse each of its financing transactions by exercising the call feature of the respective bond securitization. The BMA Index Rate, net of any fees, ranged from 2.9% to 4.0% during the year ended December 31, 2006, while the base rates of the securitized tax-exempt mortgage revenue bonds range from 6.00% to 8.50% as of December 31, 2006. In the event that the BMA Index Rate rises dramatically and exceeds the base rate of the securitized tax-exempt mortgage revenue bonds, the trust would be collapsed as a result of insufficient interest from the underlying fixed-rate tax-exempt mortgage bond to service the floating rate senior interest obligations of the P-Float. Upon collapse of the trust, the Company would have to either refinance or sell the tax-exempt mortgage revenue bonds. A decrease in the net interest income earned through the structure of the securitizations would decrease cash available for distributions.

The Partnership is managing its interest rate risk on its debt financing by entering into interest rate cap agreements that cap the amount of interest expense it could pay on its floating rate debt financing as follows:

	Principal of	Effective		Maturity	Purchase
Date Purchased	Debt Financing	Capped Rate		Date	Price	Counter Party

July 7, 2006	$10,000,000	4.90%		July 1, 2011	$159,700	US Bank
November 1, 2002	$10,000,000	3.90	%(1)	November 1, 2007	$250,000	Bank of America
February 1, 2003	$15,000,000	4.40	%(2)	January 1, 2010	$608,000	Bank of America

(1)	The counterparty has the right to convert the cap into a fixed rate swap with an effective fixed interest rate to the Partnership of 3.50%.

(2)	The counterparty has the right to convert the cap into a fixed rate swap with an effective fixed interest rate to the Partnership of 3.85%.

Using the cap agreements, the Partnership is able to benefit from a low interest rate environment, while still remaining protected from a significant increase in the floating rates. Bank of America does have the right to convert two of the cap agreements to fixed rate swaps, in which case the Partnership’s interest expense would be fixed, but at higher interest rates than the current floating rate. Should the BMA Index Rate continue to remain low or further decline, Bank of America could exercise such option. The cap agreements are required to be marked to market with the difference recognized in earnings as interest expense which can result in significant volatility to reported net income over the term of the caps. The weighted-average effective rate on the debt financing, excluding the effect of marking the interest rate cap agreements to market, was 4.3% for the year ended December 31, 2006. At times during 2006 our effective interest rates were in excess of our interest rate caps resulting in cash payments to the Company of approximately $46,000.

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

The Partnership is also exposed to credit risk with respect to its debt financing. All of the Partnership’s debt financing has been obtained using securitizations issued through the Merrill Lynch P-Float program. In this program, the senior interests sold are credit enhanced by Merrill Lynch or its affiliate. The inability of Merrill Lynch or its affiliate to perform under the program or impairment of the credit enhancement may terminate the transaction and cause the Partnership to lose the net interest income earned as a result. The Partnership recognizes the concentration of financing with this institution and periodically monitors its ability to continue to perform. In addition, the Partnership’s interest rate cap agreements are with two other counterparties. We have a $10.0 million interest rate cap agreement with US Bank and a $10.0 million and $15.0 million interest rate cap agreement with Bank of America.

As the above information incorporates only those material positions or exposures that existed as of December 31, 2006, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks on the Partnership will depend on the exposures that arise during the period, the Partnership’s risk mitigating strategies at that time and overall business and economic environment.

Concentration of Credit Risk

The Company maintains the majority of its unrestricted cash balances at two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At various times throughout 2006, the cash balances may have exceeded the $100,000 limit. The Company is exposed to risk on its short-term investments in the event of non-performance by counterparties. The Company does not anticipate any non-performance. This risk is minimized significantly by the Company’s portfolio being restricted to investment grade securities.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
America First Tax Exempt Investors, L.P.

We have audited the accompanying consolidated balance sheets of America First Tax Exempt Investors, L.P. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, partners’ capital and comprehensive income (loss), and cash flows for each of three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Woodbridge Apartments of Louisville II, L.P. and Woodbridge Apartments of Bloomington III, L.P. (consolidated variable interest entities), which statements, together, reflect total assets constituting 8% of consolidated total assets as of December 31, 2006 and 2005, and total revenues constituting 21%, 17%, and 18% of consolidated total revenues for the years ended December 31, 2006, 2005, and 2004, respectively. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Woodbridge Apartments of Louisville II, L.P. and Woodbridge Apartments of Bloomington III, L.P., is based solely on the reports of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of America First Tax Exempt Investors, L.P. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period of December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2004, the Company adopted FASB Interpretation No. 46R “Accounting for Variable Interest Entities”.

/s/  DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 5, 2007

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$8,476,928	$3,298,605
Restricted cash	2,131,272	3,116,340
Interest receivable	264,160	142,816
Tax-exempt mortgage revenue bonds	27,103,398	17,033,964
Other tax-exempt bond	4,800,000	12,000,000
Real estate assets:
Land	7,280,555	7,280,555
Buildings and improvements	77,311,306	75,215,802

Real estate assets before accumulated depreciation	84,591,861	82,496,357
Accumulated depreciation	(28,381,932)	(25,903,271)

Net real estate assets	56,209,929	56,593,086
Other assets	1,214,502	1,858,374
Assets of discontinued operations	—	17,530,939

Total Assets	$100,200,189	$111,574,124

LIABILITIES
Accounts payable, accrued expenses and other liabilities	$6,117,451	$5,917,600
Distribution payable	1,566,378	1,341,534
Debt financing	45,770,000	45,990,000
Liabilities of discontinued operations	—	18,685,000

Total Liabilities	53,453,829	71,934,134

Commitments and Contingencies (Note 11)
Partners’ Capital
General partner	1,526,062	178,058
Beneficial Unit Certificate holders	90,722,467	88,827,327
Unallocated deficit of variable interest entities	(45,502,169)	(49,365,395)

Total Partners’ Capital	46,746,360	39,639,990

Total Liabilities and Partners’ Capital	$100,200,189	$111,574,124

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004

Revenues:
Property revenues	$14,187,135	13,891,556	$13,034,770
Mortgage revenue bond investment income	1,418,289	1,061,242	923,108
Other bond investment income	4,891	73,179	321,750
Other interest income	337,008	102,474	78,367
Gain on sale of securities	—	126,750	—

Total Revenues	15,947,323	15,255,201	14,357,995

Expenses:
Real estate operating (exclusive of items shown below)	8,781,819	8,515,626	7,366,291
Depreciation and amortization	2,486,366	2,740,703	2,817,740
Interest	2,106,292	1,176,293	1,179,896
General and administrative	1,575,942	2,028,366	1,484,598
Hurricane related	—	—	771,666

Total Expenses	14,950,419	14,460,988	13,620,191

Income from continuing operations	996,904	794,213	737,804
Income (loss) from discontinued operations, (including gain on sale of $11,667,246 and $18,771,497 in 2006 and 2005, respectively)	11,779,831	18,770,929	(424,860)

Income before cumulative effect of accounting change	12,776,735	19,565,142	312,944
Cumulative effect of accounting change	—	—	(38,023,001)

Net income (loss)	$12,776,735	19,565,142	$(37,710,057)

Limited partners’ interest in net income per unit (basic and diluted):
Income from continuing operations	$0.74	$0.58	$0.52
Income from discontinued operations	—	1.16	—

Income before cumulative effect of accounting change	0.74	1.74	0.52
Cumulative effect of accounting change	—	—	0.21

Net income, basic and diluted, per unit	$0.74	$1.74	$0.73

Weighted average number of units outstanding, basic and diluted	9,837,928	9,837,928	9,837,928

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND
COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

				Unallocated			Accumulated
		Beneficial Unit		Deficit of			Other
	General	Certificate Holders		Variable Interest			Comprehensive
	Partner	# of Units	Amount	Entities	Total		Income (Loss)

Balance at January 1, 2004	$61,320	9,837,928	$77,270,174	$—	$77,331,494		$4,671,841
Comprehensive income (loss):
Net loss	72,436		7,171,122	(44,953,615)	(37,710,057)
Unrealized gain on securities	(4,737)		(468,972)	—	(473,709	)(1)	(473,709)
Cumulative effect of accounting change				(5,855,299)	(5,855,299)		(5,855,299)

Total comprehensive loss					(44,039,065)

Distributions paid or accrued	(53,661)		(5,312,482)		(5,366,143)

Balance at December 31, 2004	75,358	9,837,928	78,659,842	(50,808,914)	27,926,286		(1,657,167)
Comprehensive income:
Net income	1,021,216		17,100,407	1,443,519	19,565,142
Unrealized gain on securities	10,145		1,004,319	—	1,014,464	(1)	1,014,464

Total comprehensive income					20,579,606

Distributions paid or accrued	(928,661)		(7,937,241)	—	(8,865,902)

Balance at December 31, 2005	178,058	9,837,928	88,827,327	(49,365,395)	39,639,990		(642,703)
Comprehensive income:
Net income	1,627,305		7,286,204	3,863,226	12,776,735
Unrealized loss on securities	(797)		(78,935)	—	(79,732	)(1)	(79,732)

Total comprehensive income					12,697,003

Distributions paid or accrued	(278,504)		(5,312,129)	—	(5,590,633)

Balance at December 31, 2006	$1,526,062	9,837,928	$90,722,467	$(45,502,169)	$46,746,360		$(722,435)

(1)	Gains recognized in net income during the years ended December 31, 2006, 2005 and 2004 were $0, $126,750 and $0, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended,
	2006	2005	2004

Cash flows from operating activities:
Net income (loss)	$12,776,735	19,565,142	$(37,710,057)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Cumulative effect of accounting change	—	—	38,023,001
Depreciation and amortization expense	2,621,203	3,507,864	3,956,037
Gain on sale of securities	—	(126,750)	—
Gain on sale of discontinued operations	(11,667,246)	(18,771,497)	—
(Increase) decrease in interest receivable	(121,344)	42,122	(85,390)
(Increase) decrease in other assets	842,823	812,482	(502,732)
Increase (decrease) in accounts payable and accrued expenses	1,184,924	(1,177,536)	1,447,399

Net cash provided by operating activities	5,637,095	3,851,827	5,128,258

Cash flows from investing activities:
Proceeds from sale of tax-exempt mortgage revenue bonds	19,200,000	4,026,750	500,000
Proceeds from sale of discontinued operations	10,443,223	32,196,883	—
Acquisition of tax-exempt mortgage revenue bonds	(10,190,000)	—	—
Acquisition of other tax-exempt bonds	(12,000,000)	(12,000,000)	(3,376,752)
(Increase) decrease in restricted cash	985,068	(71,313)	(379,477)
Capital expenditures	(2,082,339)	(1,069,126)	(227,200)
Principal payments received on tax-exempt bonds	40,834	21,666	1,667
Increase in taxable loans	—	—	(2,225,508)
(Increase) decrease in other assets	—	—	442,834

Net cash provided by (used in) investing activities	6,396,786	23,104,860	(5,264,436)

Cash flows from financing activities:
Distributions paid	(5,365,790)	(8,865,902)	(5,366,143)
Principal payments on debt financings	(345,000)	(16,285,000)	(14,220,000)
Principal payments made on tax-exempt bonds	—	(295,835)	(119,167)
Principal payment on short-term financing	—	—	(9,000,000)
Acquisition of interest rate cap agreements	(159,700)	—	—
Proceeds from debt financing	—	—	9,000,000
Proceeds from refinancing of tax-exempt bonds to unrelated entity	—	—	19,100,000
Increase (decrease) in deposits and escrowed funds	(985,068)	(528,687)	379,477
Bond costs and debt financing costs paid	—	—	(617,755)

Net cash used in financing activities	(6,855,558)	(25,975,424)	(843,588)

Net increase (decrease) in cash and cash equivalents	5,178,323	981,263	(979,766)
Cash and cash equivalents at beginning of year	3,298,605	2,317,342	3,297,108

Cash and cash equivalents at end of year	$8,476,928	3,298,605	$2,317,342

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,480,905	3,190,446	$1,905,570
Non-cash financing activities:
Conversion of taxable loan to tax-exempt bond	$—	$—	$2,823,248

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1.	Organization

America First Tax Exempt Investors, L.P. (the “Partnership”) was formed on April 2, 1998 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. The Partnership will terminate on December 31, 2050 unless terminated earlier under the provisions of its Agreement of Limited Partnership. The general partner of the Partnership is America First Capital Associates Limited Partnership Two (the “general partner” or “AFCA 2”). In this Form 10-K, the “Company” refers to the consolidated financial information as reported on a GAAP basis of the Partnership and the consolidated VIEs while the “Partnership” refers to America First Tax Exempt Investors, L.P. as a stand-alone entity.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities — an interpretation of ARB 51 (“FIN 46”). A modification to FIN 46 was released in December 2003 (“FIN 46R”). The Partnership adopted FIN 46R as of January 1, 2004 and, as a result, it is now required to consolidate the assets, liabilities and results of operations of certain entities that meet the definition of a “variable interest entity” (a “VIE”) into the Partnership’s financial statements. Management has determined that all but four of the entities which own multifamily apartment properties financed by the Partnership’s tax-exempt mortgage revenue bonds are VIEs of the Partnership. Because management determined that the Partnership is the primary beneficiary of each of these VIEs pursuant to the terms of each tax-exempt mortgage revenue bond and the criteria within FIN 46R, the Partnership consolidated the assets, liabilities and results of these VIEs’ multifamily properties into the Partnership’s financial statements on January 1, 2004. All transactions and accounts between the Partnership and the consolidated VIEs, including the indebtedness underlying the tax-exempt mortgage bonds secured by the properties owned by the VIEs, have been eliminated in consolidation. Because each of the consolidated VIEs was created before January 1, 2004, the assets and liabilities of the VIEs were initially measured at their carrying amounts with the net amount added to the Partnership’s balance sheet being recognized as the cumulative effect of a change in accounting principle. A $38.0 million loss was recorded as of January 1, 2004 from the cumulative effect of the change in accounting principle as a result of recording the net loss allocable to the Partnership’s variable interest in the VIEs.

The Partnership does not presently believe that the consolidation of VIEs for reporting under generally accepted accounting principles in the United States of America (“GAAP”) will impact the Partnership’s tax status, amounts reported to Beneficial Unit Certificate holders (“BUC holders”) on IRS Form K-1, the Partnership’s ability to distribute tax-exempt income to BUC holders, the current level of quarterly distributions or the tax-exempt status of the underlying mortgage revenue bonds.

Use of estimates in preparation of consolidated financial statements

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid securities and investments in federally tax-exempt securities with maturities of three months or less when purchased.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

The Company maintains the majority of its unrestricted cash balances at two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At various times throughout 2006, the cash balances may have exceeded the $100,000 limit. The Company is exposed to risk on its short-term investments in the event of non-performance by counterparties. The Company does not anticipate any non-performance. This risk is minimized significantly by the Company’s portfolio being restricted to investment grade securities.

Restricted Cash

Restricted cash, which is legally restricted to use, is comprised of resident security deposits, required maintenance reserves, escrowed funds and collateral for interest rate cap agreements as of December 31, 2006 and 2005. The Company must maintain unencumbered cash of $609,000 per the related interest rate cap collateral agreements.

Investment in Tax-Exempt Mortgage Revenue Bonds and Other Tax-Exempt Bonds

The Company accounts for its investments in tax-exempt mortgage revenue bonds and other tax-exempt bonds under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). SFAS No. 115 requires investments in securities to be classified as one of the following: 1) held-to-maturity, 2) available-for-sale, or 3) trading securities. All of the Company’s investments in tax-exempt mortgage revenue bonds and other tax-exempt bonds are classified as available-for-sale. Investments classified as available-for-sale are reported at estimated fair value with the net unrealized gains or losses reflected in other comprehensive income. Unrealized gains and losses do not affect the cash flow of the bonds, distributions to BUC holders, or the characterization of the tax-exempt interest income of the financial obligation of the underlying collateral.

The Company bases the fair value of the tax-exempt bonds, which have a limited market, on quotes from external sources, such as brokers, for these or similar bonds. In the limited situation when quotes are unavailable the Partnership estimates the fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. This calculation methodology encompasses judgment in its application. The Company bases the fair value of the other tax-exempt bonds, which also have a limited market, on quotes from external sources, such as brokers, for these or similar bonds.

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

The interest income received by the Company from its investment in tax-exempt mortgage revenue bonds is dependent upon the net cash flow of the underlying properties. Base interest income on fully-performing tax-exempt mortgage revenue bonds is recognized as it is accrued. Tax-exempt bonds are considered to be fully-performing if the bond is currently meeting all of its obligations. Base interest income on tax-exempt mortgage revenue bonds not fully performing is recognized as it is received. Past due base interest on tax-exempt mortgage revenue bonds, which are or were previously not fully performing, is recognized as received. Contingent interest income, which is only received by the Company if the properties financed by the tax-exempt mortgage revenue bonds generate excess available cash flow as set forth in each bond, is recognized as received. The Company reinstates the accrual of base interest once the tax-exempt mortgage revenue bond’s ability to perform is adequately

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

demonstrated. As of December 31, 2006 and 2005, the Company’s tax-exempt mortgage revenue bonds were fully performing as to their base interest.

Interest income on other tax-exempt bonds is recognized as earned.

The Company eliminates all but four of the tax-exempt mortgage revenue bonds and the associated interest income and interest receivable when it consolidates the underlying real estate collateral in accordance with FIN 46R.

Variable interest entities (“VIEs”)

When the Partnership invests in a tax-exempt mortgage revenue bond which is collateralized by the underlying multifamily property, the Partnership will evaluate the entity which issued the tax-exempt mortgage revenue bond to determine if it is a VIE as defined by FIN 46R. FIN 46R is a complex standard that requires significant analysis and judgment. If it is determined that the entity is a VIE, the Partnership will then evaluate if it is the primary beneficiary of such VIE, by determining whether the Partnership will absorb the majority of the VIE’s expected losses, receive a majority of the VIE’s residual returns, or both. If the Partnership determines itself to be the primary beneficiary of the VIE, then the assets, liabilities and financial results of the related multifamily property will be consolidated in the Partnership’s financial statements. As a result of such consolidation, the tax-exempt or taxable debt financing provided by the Partnership to such consolidated VIE will be eliminated as part of the consolidation process. However, the Partnership will continue to receive interest and principal payments on such debt and these payments will retain their characterization as either tax-exempt or taxable interest for income tax reporting purposes. As the Partnership has no legal ownership in the VIEs, creditors of the VIEs have no recourse to the Partnership.

Investments in Real Estate

The Company’s investments in real estate, recorded due to the consolidation of the VIEs discussed above, are carried at cost less accumulated depreciation. Depreciation of real estate is based on the estimated useful life of the related asset, generally 19-40 years on multifamily residential apartment buildings and five to fifteen years on capital improvements and is calculated using the straight-line method. Maintenance and repairs are charged to expense as incurred, while significant improvements, renovations and replacements are capitalized.

Management reviews each property for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based upon comparing the net book value of each real estate property to the sum of its estimated undiscounted future cash flows. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value. There were no impairment losses recognized during the years ended December 31, 2006, 2005 and 2004.

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

Deferred Financing Costs

Debt financing costs are capitalized and amortized on a straight-line basis over the stated maturity of the related debt financing agreement, which approximates the effective interest method. Bond issuance costs are capitalized and amortized on a straight-line basis over the stated maturity of the related tax-exempt mortgage revenue bonds, which approximates the effective interest method. As of December 31, 2006 and 2005, debt financing costs and bond issuance costs of $215,386 and $566,687, respectively, were included in other assets. These costs are net of accumulated amortization of $135,703 and $139,365 as of December 31, 2006 and 2005, respectively.

Income Taxes

No provision has been made for income taxes since the BUC holders are required to report their share of the Partnership’s taxable income for federal and state income tax purposes. Some of the consolidated VIEs are corporations that are subject to federal and state income taxes. At December 31, 2006 and 2005, the Company evaluated whether it was more likely than not that any deferred tax assets would be realized. The Company has recorded a valuation allowance against the remaining deferred tax assets since the realization of these future benefits is not more likely than not.

Revenue Recognition on Investments in Real Estate

The Partnership’s VIEs are lessors of multifamily rental units under operating leases with terms of one year or less. Rental revenue is recognized, net of rental concessions, on a straight-line method over the related lease term.

Derivative Instruments and Hedging Activities

The Company accounts for its derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) as amended and interpreted. SFAS No. 133 requires the recognition of all derivative instruments as assets or liabilities in the Company’s consolidated balance sheets and measurement of these instruments at fair value. The accounting treatment is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. The Company’s interest rate cap agreements do not have a specific hedge designation under SFAS No. 133, and therefore changes in fair value are recognized in the consolidated statements of operations as interest expense. The Company is exposed to loss should a counterparty to its derivative instruments default. The Company does not anticipate non-performance by any counterparty. The fair value of the interest rate cap agreements are determined based upon current fair values as quoted by recognized dealers.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income per BUC

Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each year presented. The Partnership has no dilutive equity securities and, therefore, basic net income per BUC is the same as diluted net income per BUC. The following table provides a reconciliation of net income per BUC holder:

	Years Ended December 31,
	2006	2005	2004

Calculation of limited partners’ interest in income from continuing operations:
Income from continuing operations	$996,904	$794,213	$737,804
Less: general partners’ interest in income from continuing operations	1,627,305	58,113	51,804
Unallocated loss related to variable interest entities	(7,916,605)	(5,017,076)	(4,442,584)

Limited partners’ interest in income from continuing operations	$7,286,204	$5,753,176	$5,128,584

Calculation of limited partners’ interest in income from discontinued operations:
Income (loss) from discontinued operations	$11,779,831	$18,770,929	$(424,860)
Less: general partner’s interest in income from discontinued operations	—	963,103	—
Unallocated income (loss) related to variable interest entities	11,779,831	6,460,595	(424,860)

Limited partners’ interest in discontinued operations	$—	$11,347,231	$—

Calculation of limited partners’ interest in income before cumulative effect of accounting change:
Income before cumulative effect of accounting change	$12,776,735	$19,565,142	$312,944
Less: general partners’ interest in net income	1,627,305	1,021,216	51,804
Unallocated income (loss) related to variable interest entities	3,863,226	1,443,519	(4,867,444)

Limited partners’ interest in income before cumulative effect	$7,286,204	$17,100,407	$5,128,584

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2006	2005	2004

Calculation of limited partners’ interest in cumulative effect of accounting change:
Cumulative effect of accounting change	$—	$—	$(38,023,001)
Less: general partners’ interest in cumulative effect of accounting change	—	—	20,632
Unallocated loss related to variable interest entities	—	—	(40,086,171)

Limited partners’ interest in cumulative effect of accounting change	$—	$—	$2,042,538

Calculation of limited partners’ interest in net income
Net income (loss)	$12,776,735	$19,565,142	$(37,710,057)
Less general partner’s interest in net income	1,627,305	1,021,216	72,436
Unallocated loss related to variable interest entities	3,863,226	1,443,519	(44,953,615)

Limited partners’ interest in net income	$7,286,204	$17,100,407	$7,171,122

Weighted average number of units outstanding, basic and diluted	9,837,928	9,837,928	9,837,928

Limited partners’ interest in net income per BUC (basic and diluted):
Income from continuing operations	$0.74	$0.58	$0.52
Income from discontinued operations	—	1.16	—

Income before cumulative effect of accounting change	0.74	1.74	0.52
Cumulative effect of accounting change	—	—	0.21

Net income	$0.74	$1.74	$0.73

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

Net Interest Income, as defined in the Agreement of Limited Partnership, will be distributed 99% to the BUC holders and 1% to AFCA 2. The portion of Net Residual Proceeds, as defined in the Agreement of Limited Partnership, representing a return of principal will be distributed 100% to the BUC holders.

Notwithstanding the foregoing, the Agreement of Limited Partnership further breaks down Net Interest Income and Net Residual Proceeds into Tiers. Tier 1 income is defined as Net Interest Income excluding contingent

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest and is distributed as described above. Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest in an amount equal to 0.9% per annum of the principal amount of the mortgage bonds on a cumulative basis is defined as Tier 2 income. Tier 2 income is distributed 75% to the BUC holders and 25% to AFCA 2. The general partner may hold Tier 2 income as a reserve for the benefit of the Partnership rather than distributing all Tier 2 income in given period.

With respect to the allocation of income and loss from operations, if a partner has a deficit capital account balance as of the last day of any fiscal year, then all items of income for such fiscal year shall be first allocated to such partner in the amount and manner necessary to eliminate such deficit.

The unallocated deficit of the VIEs is primarily comprised of the accumulated historical net losses of the VIEs as of January 1, 2004 (FIN 46R implementation date) and the VIEs’ net losses subsequent to that date. The cumulative effect of the change in accounting principle, excluding the reversal of the allowance for loan losses related to losses recorded on the Partnership’s balance sheet prior to the adoption of FIN 46R, as well as the losses recognized by the VIEs, are not allocated to the general partner and BUC holders as such activity is not contemplated by, or addressed in, the Agreement of Limited Partnership.

Cash distributions are currently made on a quarterly basis but may be made on a monthly or semiannual basis at the election of AFCA 2.

4.	Investments in Tax-Exempt Mortgage Revenue Bonds

The tax-exempt mortgage revenue bonds are issued by various state and local governments, their agencies and authorities to finance the construction or rehabilitation of income-producing real estate properties. However, the tax-exempt mortgage revenue bonds do not constitute an obligation of any state or local government, agency or authority and no state or local government, agency or authority is liable on them, nor is the taxing power of any state or local government pledged to the payment of principal or interest on the tax-exempt mortgage revenue bonds. The tax-exempt mortgage revenue bonds are non-recourse obligations of the respective owners of the properties. The sole source of the funds to pay principal and interest on the tax-exempt mortgage revenue bonds is the net cash flow or the sale or refinancing proceeds from the properties. Each tax-exempt mortgage revenue bond, however, is collateralized by a first mortgage on all real and personal property included in the related property and an assignment of rents. Each of the tax-exempt mortgage revenue bonds bears tax-exempt interest at a fixed rate and the Clarkson College bonds provide for the payment of additional contingent interest that is payable solely from available net cash flow generated by the financed property.

The Company’s financial statements reflect the following investments in tax-exempt mortgage revenue bonds as of December 31, 2006 and 2005:

	December 31, 2006
Description of Tax-Exempt		Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	Cost	Gain	Loss	Fair Value

Chandler Creek Apartments	$11,500,000	$—	$(81,650)	$11,418,350
Clarkson College	6,135,833	—	(640,785)	5,495,048
Bella Vista	6,800,000	—	—	6,800,000
Deerfield Apartments	3,390,000	—	—	3,390,000

	$27,825,833	$—	$(722,435)	$27,103,398

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005
Description of Tax-Exempt		Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	Cost	Gain	Loss	Fair Value

Chandler Creek Apartments	$11,500,000	$—	$(141,450)	$11,358,550
Clarkson College	6,176,667	—	(501,253)	5,675,414

	$17,676,667	$—	$(642,703)	$17,033,964

The Chandler Creek bonds are in technical default and interest is being paid on these bonds at a rate below the stated rate. In January 2004 the Company entered into a forbearance agreement with the owner of Chandler Creek Apartments which set forth the terms under which the Company agreed to forbear from the exercise of remedies against the owner. Among the conditions to forbearance is an agreement for current interest payments at a rate below the stated rate. In April 2006, the Company terminated a forbearance agreement with the owner. The termination of the forbearance agreement allows the Company to seek additional remedies including the ultimate foreclosure of the property, if necessary. The Company does not currently intend to exercise its right to foreclose on the property as the property continues to pursue alternatives to ultimately satisfy its obligations to its creditors. The current unrealized losses on the bonds are not considered to be other-than-temporary because the Company has the intent and ability to hold these securities until their value recovers or until maturity, if necessary. The unrealized loss will continue to fluctuate each reporting period based on the market conditions and present value of the expected cash flow.

In April 2006, the Company acquired the Bella Vista bonds at par value of $6.8 million, which represented 100% of the bond issuance. The bonds earn interest at an annual rate of 6.15% with semi-annual interest payments and a stated maturity date of April 1, 2046. The bonds were issued in order to construct a 144 unit multi-family apartment complex in Gainesville, Texas. The apartment complex is currently under construction with an estimated completion date of April 2007. The bonds are secured by a construction performance guarantee during the construction period by a third party guarantor. Therefore, during the construction process, the Company has determined that the fair value of the bonds is equal to their par value. Because these bonds are 100% owned by the Company and no active market exists for such bonds, future determinations of the bond’s fair value, upon completion of construction, will be primarily dependant on the Company’s internal valuation techniques including discounted cash flow models. Upon the completion of construction, the fair value of the Bella Vista bonds will be subject to traditional bond risks including the general interest rate environment along with the performance of the underlying property that services the principal and interest payments on the bonds. The Company has determined that the underlying entity that supports the bonds does not meet the definition of a VIE and will not be required to be consolidated into the Company’s consolidated financial statements under FIN 46R. In October 2006, the Company acquired the Deerfield Series A and B bonds at a par value of $3.3 million and $90,000, respectively. The bonds earn interest at an annual rate of 6.25% on the Series A and 8.5% on the Series B. The bonds are secured by a 72 unit apartment complex in Blair, Nebraska. The Company has determined that the underlying entity, a 501(c)3 not for profit entity, that supports the bonds does not meet the definition of a VIE and will not be required to be consolidated into the Company’s consolidated financial statements under FIN 46R.

All of the tax-exempt mortgage revenue bonds that the Partnership owns have been issued to provide construction and/or permanent financing of multifamily residential properties. Each year the Partnership makes an assessment of the fair value of these bonds by estimating the present value of the expected cash flows using a discount rate for comparable tax-exempt investments. The Chandler Creek and Clarkson College investments have been in an unrealized loss position for greater than twelve months. These unrealized losses are, however, not considered to be other-than-temporary because the Partnership has the intent and ability to hold these securities until their value recovers or until maturity if necessary. The unrealized loss will continue to fluctuate each reporting period based on the market conditions and present value of the expected cash flows.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Descriptions of the properties collateralizing the tax-exempt mortgage revenue bonds and other tax-exempt bonds and certain terms of such bonds are as follows:

					Principal
			Base		Outstanding at	Income
		Maturity	Interest		Dec. 31,	Earned in
Property Name	Location	Date	Rate		2006	2006

Chandler Creek Apartments	Round Rock, TX	11/1/2042	6.0	%(1)	$11,500,000	$690,000
Clarkson College	Omaha, NE	11/1/2035	6.0%		6,135,833	369,296
Bella Vista	Gainesville, TX	4/1/2046	6.15%		6,800,000	305,518
Deerfield Apartments	Blair, NE	11/15/2048	6.25%		3,300,000	51,563
Deerfield Apartments	Blair, NE	11/15/2048	8.50%		90,000	1,913

Total Tax-Exempt Mortgage Bonds					$27,825,833	$1,418,290

Investment in Other Tax-Exempt Bonds		9/1/2017	Variable	(2)	$4,800,000	$4,891

Total Other Tax-Exempt Bonds					$4,800,000	$4,891

					Principal
			Base		Outstanding at	Income
		Maturity	Interest		Dec. 31,	Earned in
Property Name	Location	Date	Rate		2005	2005

Chandler Creek Apartments	Round Rock, TX	11/1/2042	6.0	%(1)	$11,500,000	$690,000
Clarkson College	Omaha, NE	11/1/2035	6.0%		6,176,667	371,242

Total Tax-Exempt Mortgage Bonds					$17,676,667	$1,061,242

Investment in Other Tax-Exempt Bonds		9/1/2017	Variable	(2)	$12,000,000	$46,192

Total Other Tax-Exempt Bonds					$12,000,000	$46,192

(1)	These bonds are in technical default and base interest is being paid at a rate below the stated rate. See discussion above.

(2)	The Variable rate on this investment resets weekly. The rate is based on the BMA rate which was 3.9% at December 31, 2006.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Real Estate Assets

The detail of real estate assets as of December 31, 2006 and December 31, 2005 is as follows:

					Carrying
				Buildings	Value at
		Number		and	December 30,
Property Name	Location	of Units	Land	Improvements	2006

Ashley Point at Eagle Crest	Evansville, IN	144	$321,489	$6,092,695	$6,414,184
Ashley Square	Des Moines, IA	150	650,000	7,242,944	7,892,944
Bent Tree Apartments	Columbia, SC	232	986,000	11,025,115	12,011,115
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,004,382	8,854,782
Iona Lakes Apartments	Ft. Myers, FL	350	1,900,000	16,820,001	18,720,001
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	10,557,253	11,954,053
Woodbridge Apts. of Bloomington III	Bloomington, IN	280	656,346	10,145,983	10,802,329
Woodbridge Apts. of Louisville II	Louisville, KY	190	519,520	7,422,933	7,942,453

					84,591,861
Less accumulated depreciation					(28,192,700)

Balance at December 31, 2006					$56,399,161

					Carrying
				Buildings	Value at
		Number		and	Dec. 31,
Property Name	Location	of Units	Land	Improvements	2005

Ashley Point at Eagle Crest	Evansville, IN	144	$321,489	$6,092,695	$6,414,184
Ashley Square	Des Moines, IA	150	650,000	6,111,243	6,761,243
Bent Tree Apartments	Columbia, SC	232	986,000	11,025,115	12,011,115
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	7,968,687	8,819,087
Iona Lakes Apartments	Ft. Myers, FL	350	1,900,000	15,924,621	17,824,621
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	10,543,512	11,940,312
Woodbridge Apts. of Bloomington III	Bloomington, IN	280	656,346	10,142,069	10,798,415
Woodbridge Apts. of Louisville II	Louisville, KY	190	519,520	7,407,860	7,927,380

					82,496,357
Less accumulated depreciation					(25,903,271)

Balance at December 31, 2005					$56,593,086

Although these assets are consolidated under FIN 46R, the Partnership has no ownership interest in them other than to the extent they serve as collateral for the revenue bonds. The results of operations of those properties are recorded by the Company in consolidation but any net income or loss from these properties does not accrue to the BUC holders or the general partner, but is instead included in “Unallocated losses related to Variable Interest Entities” as shown in the calculation of net income per BUC in Footnote 2.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Discontinued Operations and Assets Held for Sale

During 2006, Northwoods Lake Apartments in Duluth, Georgia met the criteria as a discontinued operation under SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS No. 144”), and it is classified as such in the consolidated financial statements for all periods presented. The Company owned $6.15 million in bonds secured by the property and under FIN 46R, the Company was required to consolidate the property. During the third quarter of 2006, the property owner sold the property. In conjunction with the property sale, the Partnership sold its investment in the Northwoods Lake Apartments bonds. The sale of the bonds did not result in a taxable gain to the Partnership. In order to properly reflect the transaction under FIN 46R, the Company recorded the sale of the property in 2006 as though it was owned by the Company. As such, the Company recorded a gain on the sale of the property of $11.7 million. The sale was completed for a total purchase price of $29.5 million. As part of the purchase price for the property, the buyer assumed the property owner’s obligations under the Northwood Lake Apartment Multifamily Housing Revenue Refunding Bonds, Series 2004A (the “Series A Bonds”) and Series 2004B (the “Series B Bonds”). The Series A Bonds had a principal outstanding balance of $18.6 million and the Series B Bonds had a principal outstanding balance of $6.1 million. The Series A Bonds are held by unaffiliated third parties. There is no material relationship between the Partnership, the property owner or any of their respective affiliates, on the one hand, and the Buyer or any of its respective affiliates, on the other hand. The property owner realized approximately $4.3 million in net cash proceeds from the sale of the Property. These funds were used in their entirety to retire existing obligations of the property owner including accumulated tax exempt contingent interest earned by the Partnership on the Series B Bonds. The equity in the property owner was held by individuals associated with the general partner of AFCA2. All net proceeds received by the property owner as a result of the transaction and any assets remaining with the property owner were used to settle obligations to the Partnership. The property owner will have no further on-going operations and is expected to be dissolved with no return of capital to its partners. The sale of the bonds plus the receipt of accumulated contingent interest in 2006 resulted in total proceeds to the Partnership of approximately $10.4 million.

On July 22, 2005, the Partnership entered into a purchase and sale agreement (the “Agreement”) to sell a 316-unit multi-family housing project located in West Palm Beach, Florida known as Clear Lake Colony Apartments (“Clear Lake”). Clear Lake was sold to Development Resources Group, LLC, a Florida limited liability company. There is no affiliation between Development Resources Group, LLC and the Partnership or of its affiliates or any officer or manager of The Burlington Capital Group LLC (the general partner of AFCA 2). The Agreement provided for a sales price of $33,375,000 for all of the land, buildings, building improvements, certain personal property, current lease agreements and other assets associated with Clear Lake. On November 10, 2005, the sale closed resulting in an estimated taxable gain to the Partnership of approximately $12.4 million and a GAAP basis gain of approximately $18.8 million for the Company. The Partnership received cash proceeds of approximately $32.2 million, net of transaction related costs.

Because Clear Lake Colony Acquisition Corp, the owner of Clear Lake, defaulted on its bond obligations to the Partnership, the Partnership acquired sole ownership of Clear Lake by way of deed in lieu of foreclosure immediately prior to the Partnership’s sale of Clear Lake to the Purchaser.

As a result of the foregoing, both Northwood and Clear Lake met the criteria under SFAS No. 144 as a discontinued operation and are classified as such in the consolidated results of operations and in the consolidated balance sheets. Under SFAS No. 144, an asset is generally considered to qualify as held for sale when: i) management, having the authority to approve the action, commits to a plan to sell the asset, ii) the asset is available for immediate sale in its present condition, iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated at a price that is reasonable in relation to its current fair value and iv) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year. The following table presents a balance sheet for the assets and liabilities of

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discontinued operations presented on the consolidated balance sheet as of December 31, 2006 and December 31, 2005:

	Dec. 31, 2006	Dec. 31, 2005

Land	$—	$3,787,500
Buildings and improvements	—	21,720,420

Real estate assets before accumulated depreciation	—	25,507,920
Accumulated depreciation	—	(7,976,985)

Total assets	—	17,530,935

	—
Total liabilities	—	18,685,000

Net liabilities	$—	$1,154,065

The following table presents the revenues and net loss, excluding gain on sale of $11.7 million in 2006 and $18.8 million in 2005 for the discontinued operations:

	Year Ended December 31,
	2006	2005	2004

Rental Revenues	$2,199,010	$5,802,361	$5,974,638
Expenses	2,085,173	5,802,929	6,399,498

Net Income (Loss)	$113,837	$(568)	$(424,860)

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

In addition to the one-time distribution to BUC holders and the general partner, a portion of the proceeds were used to pay $359,000 of deferred administrative fees to the general partner. The general partner had deferred payment of these administrative fees without interest since 1989. Due to the gain realized on this transaction, the general partner elected to receive these fees. As previously disclosed in the Company’s annual reports on Form 10-K, this amount was to be accrued when it was probable that payment would occur. The Partnership paid the $359,000 of administrative fees during 2005 and therefore recognized the expense in 2005.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Partnership used $16.0 million of the proceeds for the repayment of debt. The remaining proceeds from the sale of approximately $12.4 million were reinvested in accordance with the Partnership’s investment strategy.

7.	Debt Financing

The terms of the Company’s debt financing are as follows:

	Outstanding
	Debt Financing
Securitized Tax-Exempt	at December 31,	Original	Year	Stated	Effective
Mortgage Bond and Pledged Collateral	2006	Debt Financing	Acquired	Maturity	Rate(1)

Bent Tree Apartments	$11,130,000	$11,130,000	2000	Dec. 2010	4.24%
Fairmont Oaks Apartments	7,835,000	8,020,000	2003	April 2007	4.27%
Iona Lakes Apartments	16,485,000	17,155,000	2000	April 2011	4.23%
Lake Forest Apartments	10,320,000	10,590,000	2001	Dec. 2009	4.31%

Total debt financing	$45,770,000	$46,895,000

(1)	Represents the average effective interest rate, including fees, for the year ended December 31, 2006.

The securitization transactions which give rise to this debt financing are accounted for as secured borrowings and, in effect, provide variable-rate financing for the acquisition of new, or the securitization of existing, tax-exempt mortgage revenue bonds. Accordingly, the $45,770,000 of tax-exempt mortgage revenue bonds financed are required to be held in trust and the subordinated interests (“RITES”) totaling $20,000 are classified as other assets.

The Company did not recognize a gain or loss in connection with any of the secured borrowings.

The Company’s financing is concentrated with one provider through the P-Float program. As such, the Company periodically monitors the provider’s ability to continue to perform and does not anticipate non-performance by the counterparty.

The Company’s aggregate borrowings as of December 31, 2006 contractually mature over the next five years and thereafter as follows:

2007	$7,835,000
2008	—
2009	10,320,000
2010	11,130,000
2011	16,485,000

Total	$45,770,000

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Transactions with Related Parties

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

	2006	2005	2004

Reimbursable salaries and benefits	$612,836	$705,559	$558,188
Clarkson taxable loan advance	—	—	1,756,898
Costs capitalized by the Partnership	—	6,388	133,584
Other expenses	124,617	271,566	153,403
Insurance	95,662	138,209	115,970
Professional fees and expenses	364,937	379,168	309,863
Investor services and custodial fees	47,739	34,323	35,285
Registration fees	45,804	44,597	22,852
Report preparation and distribution	12,257	21,409	25,133
Consulting and travel expenses	24,207	27,751	10,970
Telephone	6,368	6,479	4,785

	$1,334,427	$1,635,449	$3,126,931

AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any its tax-exempt mortgage revenue bonds or other tax-exempt investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. For the years ended December 31, 2006, 2005, and 2004, the Partnership paid administrative fees to AFCA 2 of $79,447, $82,518, and $86,882, respectively. In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the tax-exempt mortgage revenue bonds held by the Partnership. These administrative fees also equal 0.45% per annum of the outstanding principal balance of these tax-exempt mortgage revenue bonds and totaled $312,981, $317,523, and $311,258, in 2006, 2005, and 2004, respectively. In addition, during 2006 AFCA 2 received payment of approximately $440,000 of past due administrative fees from the owners of Northwoods. Although these third party administrative fees are not Partnership expenses, they have been reflected in the accompanying consolidated financial statements of the Company as a result of the consolidation of the VIEs. Such fees are payable by the financed property prior to the payment of any contingent interest on the tax-exempt mortgage revenue bonds secured by these properties. If the Partnership were to acquire any of these properties in foreclosure, it would assume the obligation to pay the administrative fees relating to mortgage revenue bonds on these properties. During 2005, AFCA 2 also received approximately $359,000 in deferred administrative fees from the Partnership which related to the year ended December 31, 1989. Such deferred administrative fees became payable as a result of the gain realized by the Partnership from the sale of Clear Lake Colony Apartments.

Accounts payable as of December 31, 2006 and 2005 included accrued amounts for reimbursable costs and expenses and administrative fees due to AFCA 2 of $58,460 and $93,656 respectively.

AFCA 2 earned mortgage placement fees of $14,319 during the year ended December 31, 2004 in connection with the acquisition of the Clarkson College tax-exempt mortgage revenue bonds during 2004. The mortgage placement fees were paid by the owners of the respective student housing property and, accordingly, have not been reflected in the accompanying consolidated financial statements since it is not considered a VIE. Similar fees of $68,000 and $33,900 were earned by AFCA 2 during the year ended December 31, 2006 in connection with the

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition of the Bella Vista and Deerfield, respectively, tax-exempt mortgage revenue bonds during 2006. There were no such fees earned in 2005.

An affiliate of AFCA 2, Properties Management, was retained to provide property management services for Ashley Square, Northwoods Lake Apartments, Ashley Pointe at Eagle Crest, Iona Lakes Apartments, Clear Lake Colony Apartments, Bent Tree Apartments, Lake Forest Apartments, Clarkson College, Chandler Creek Apartments, Deerfield Apartments, and Fairmont Oaks Apartments. The management fees paid to the affiliate of AFCA 2 amounted to $514,173 in 2006, $756,348 in 2005, and $686,425 in 2004. These management fees are not Partnership expenses but are recorded by each applicable VIE entity and, accordingly, have been reflected in the accompanying consolidated financial statements. Such fees are paid out of the revenues generated by the properties owned by the VIEs prior to the payment of any interest on the tax-exempt mortgage revenue bonds and taxable loans held by the Partnership on these properties.

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

On July 1, 2006, an interest rate cap with a notional amount of $20.0 million expired. On July 7, 2006, the Partnership purchased a new interest rate cap for a $159,700 premium. The derivative has a cap on the floating rate index of 4.0%, a notional amount of $10.0 million and matures on July 1, 2011. It effectively caps the floating rate index at 4.0%, so the maximum interest rate to be paid on $10.0 million of debt financing is 4.0% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points.

On November 1, 2002, the Partnership purchased a convertible interest rate cap for a $250,000 premium. The derivative has a cap on the floating rate index of 3.0%, a notional amount of $10.0 million and matures on November 1, 2007. It effectively caps the floating rate index at 3.0%, so the maximum interest rate to be paid on $10.0 million of debt financing is 3.0% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points. If the floating rate index declines to a level where the counterparty elects to exercise its option, the convertible cap would be converted to a fixed rate swap and the Partnership’s interest expense would be converted to a fixed rate of 3.5%.

On February 1, 2003, the Partnership purchased a convertible interest rate cap for a $608,000 premium. The derivative has a cap on the floating rate index of 3.50%, a notional amount of $15.0 million and matures on January 1, 2010. It effectively caps the floating rate index at 3.50%, so the maximum interest rate to be paid on $15.0 million of debt financing is 3.50% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 90 basis points. If the floating rate index declines to a level where the counterparty elects to exercise its option, the convertible cap would be converted to a fixed rate swap and the Partnership’s interest expense would be converted to a fixed rate of 3.85%.

Interest rate cap expense, which is the result of marking the interest rate cap agreements to market, reduced expense by approximately $365,000 for the year ended December 31, 2005, and increased expense $210 and $118,000 for the years ended December 31, 2006 and 2004 respectively. These are free-standing derivatives.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Fair Value of Financial Instruments

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

Cash and cash equivalents, restricted cash, interest receivable, interest rate cap agreements and distribution payable:  Fair value approximates the carrying value of such assets and liabilities due to the Company’s accounting policy and/or short-term nature of the financial instrument.

Debt financing:  The carrying amount of the debt financing approximates fair value as management believes that the interest rates on the debt are consistent with those that would be currently available to the Partnership in the market.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. The interpretation clarifies the accounting for uncertainty in tax positions. The interpretation is effective for the Company beginning in the first quarter of 2007. The Company does not believe the standard will have a material impact on the consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (“SFAS No. 157”). This statement does not require new fair value measurements, however, it provides guidance on applying fair value and expands required disclosures. SFAS No. 157 is effective beginning in the first quarter of 2008. The Company is currently assessing the impact SFAS No. 157 may have on the consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). This statement permits, but does not require, entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for us beginning in the first quarter of 2008. The Company is currently assessing the impact SFAS No. 159 may have on the consolidated financial statements.

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

The VIEs’ primary operating strategy focuses on multifamily apartment properties as long-term investments. The VIEs’ operating goal is to generate increasing amounts of net rental income from these properties that will allow them to service debt. In order to achieve this goal, management of these multifamily apartment properties is focused on: (i) maintaining high economic occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties; and (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas. As of December 31, 2006, the Company consolidated eight VIE multifamily apartment properties. The VIEs’ multifamily apartment properties are located in the states of Iowa, Indiana, Florida, Kentucky and South Carolina.

The following table details certain key financial information for the Company’s reportable segments for the three years ended December 31, 2006:

	2006	2005	2004

Total revenue Partnership	$12,621,348	$10,747,149	$9,228,505
VIEs	14,187,135	13,891,556	13,034,770
Consolidation/eliminations	(10,861,160)	(9,383,504)	(7,905,280)

Total revenue	$15,947,323	$15,255,201	$14,357,995

Income from continuing operations
Partnership	$8,913,510	$5,811,289	$5,180,388
VIEs	(5,942,777)	(5,807,526)	(6,466,669)
Consolidation/eliminations	(1,973,829)	790,450	2,024,085

Income from continuing operations	$996,904	$794,213	$737,804

Net income (loss)
Partnership	$8,913,510	$18,121,623	$7,243,558
VIEs	10,729,646	(863,054)	(43,392,588)
Consolidation/eliminations	(6,866,421)	2,306,573	(1,561,027)

Net income (loss)	$12,776,735	$19,565,142	$(37,710,057)

Total assets
Partnership	$133,887,842	$128,782,494	$132,545,347
VIEs	58,969,966	88,088,358	96,613,572
Consolidation/eliminations	(92,657,619)	(105,296,728)	(111,011,440)

Total assets	$100,200,189	$111,574,124	$118,147,479

Total partners’ capital
Partnership	$85,758,294	$80,970,212	$70,759,037
VIEs	(55,827,776)	(66,557,422)	(43,392,588)
Consolidation/eliminations	16,815,842	25,227,200	559,837

Total partners’ capital	$46,746,360	$39,639,990	$27,926,286

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Summary of Unaudited Quarterly Results of Operations

	March 31,	June 30,	September 30,	December 31,

2006
Revenues	$3,797,294	$3,904,489	$3,840,578	$4,404,962
Income (loss) from continuing operations	267,076	433,095	(51,007)	347,740
Income (loss) from discontinued operations	193,459	211,739	11,783,237	(408,604)

Net income (loss)	$460,535	$644,834	$11,732,230	$(60,864)

Income (loss) from continuing operations, per BUC	$0.11	$0.13	$0.37	$0.13
Income from discontinued operations	—	—	—	—

Net income, basic and diluted, per BUC	$0.11	$0.13	$0.37	$0.13

	March 31,	June 30,	September 30,	December 31,

2005
Revenues	$3,714,928	$3,590,280	$3,559,782	$4,390,211
Income (loss) from continuing operations	646,228	(99,949)	(546,445)	794,379
Income (loss) from discontinued operations	156,886	125,127	(81,597)	18,570,513

Net income (loss)	$803,114	$25,178	$(628,042)	$19,364,892

Income from continuing operations, per BUC	$0.16	$0.09	$0.09	$0.24
Income from discontinued operations	—	—	—	1.16

Net income, basic and diluted, per BUC	$0.16	$0.09	$0.09	$1.40

Report of Independent Auditors

To the Partners
Woodbridge Apartments of Louisville II, L.P.

We have audited the accompanying balance sheet of Woodbridge Apartments of Louisville II, L.P., a limited partnership, as of December 31, 2006, and the related statements of profit and loss, changes in partners’ capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodbridge Apartments of Louisville II, L.P. at December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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
February 2, 2007

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
January 26, 2005

Report of Independent Auditors

To the Partners
Woodbridge Apartments of Bloomington III, L.P.

We have audited the accompanying balance sheet of Woodbridge Apartments of Bloomington III, L.P., a limited partnership, as of December 31, 2006, and the related statements of profit and loss, changes in partners’ capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodbridge Apartments of Bloomington III, L.P. at December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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
February 2, 2007

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

Not applicable

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.  The Chief Executive Officer and Chief Financial Officer of the general partner of the general partner of the Partnership have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Partnership’s current disclosure controls and procedures are effective.

(b) Changes in internal controls over financial reporting.  There were no changes in the Partnership’s internal controls over financial reporting during the Partnership’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

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

Michael B. Yanney, 73, has served as the Chairman of the Board of Burlington and its predecessors since 1984. From 1977 until the organization of Burlington in 1984, Mr. Yanney was principally engaged in the ownership and management of commercial banks. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of America First Apartment Investors, Inc., Level 3 Communications, Inc., Streck Laboratories, and Magnum Resources, Inc.,. Mr. Yanney is the husband of Gail Walling Yanney and the father of Lisa Y. Roskens.

Lisa Y. Roskens, 40, is Chief Executive Officer and President of Burlington. From 1999 to 2000, Ms. Roskens was managing Director of Twin Compass, LLC. From 1997 to 1999, Ms. Roskens was employed by Inacom Corporation where she held the position of Director of Business Development and Director of Field Services Development. From 1995 to 1997, Ms. Roskens served as Finance Director for the U.S. Senate campaign of Senator Charles Hagel of Nebraska. From 1992 to 1995, Ms. Roskens was an attorney with the Kutak Rock LLP law firm in Omaha, Nebraska, specializing in commercial litigation. Ms. Roskens is the daughter of Michael B. Yanney and Gail Walling Yanney. Ms. Roskens also serves on the Board of Directors of America First Apartment Investors, Inc.

Michael J. Draper, 41, is Chief Financial Officer of Burlington. From April 2004 to September 2004, he was the Director of Finance and Accounting for Burlington. From April 2000 through March 2004, he was employed at Transgenomic, Inc. where he served as Chief Financial Officer and prior to that as Controller. Prior to Transgenomic, Mr. Draper was Vice President of Accounting and Finance for MSI Systems Integrators for over 2 years and was with Deloitte & Touche LLP for over 8 years.

Mariann Byerwalter, 46, is Chairman of JDN Corporate Advisory LLC. She was Vice President of Business Affairs and Chief Financial Officer of Stanford University from 1996 to 2001. Ms. Byerwalter was Executive Vice President of America First Eureka Holdings, Inc. (“AFEH”) and EurekaBank from 1988 to January 1996. Ms. Byerwalter was Chief Financial Officer and Chief Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996. She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987. She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice President in the bank’s Corporate Planning and Development Department. She was also on the Stanford Board of Trustees from 1992 to 1996 and was re-appointed to such in 2002. Ms. Byerwalter currently serves on the board of directors of LookSmart, Inc., Redwood Trust, Inc., SRI International, the PMI Group Inc., the Stanford Hospital and Clinics, the Lucile Packard Children’s Hospital and certain investment companies affiliated with Charles Schwab Corporation.

Dr. William S. Carter, 80, is retired from medical practice. He is a graduate of Butler University and the Nebraska University College of Medicine. He served his residency at the University of Missouri and was appointed a diplomat of the American Board of Otorhinolaryngology. He was in private practice in Omaha, Nebraska, until 1993. He is currently on the board of directors of Murphy Drug Co. and is a director of the Happy Hollow Club in Omaha and the Thunderbird Club in Rancho Mirage, California.

James O. Ellis, 59, is President and Chief Executive Officer of the Institute of Nuclear Power Operations, headquartered in Atlanta, Georgia, an independent, nonprofit company which works with the commercial nuclear industry in maintaining safety and reliability standards in the operation of nuclear electric generating plants. Admiral (Ret.) Ellis recently retired as Commander, United States Strategic Command, Offutt Air Force Base. He was responsible for the global command and control of the U.S. strategic forces to meet decisive national security objectives. USSTRATCOM provides a broad range of strategic capabilities and options for the President and Secretary of Defense. Mr. Ellis is a graduate of the U.S. Naval Academy and was designated a Naval Aviator in 1971 and has held a variety of sea and shore assignments since 1972. He holds Master of Science degrees in Aerospace Engineering and in Aeronautical Systems. He also serves as a director of the Lockheed Martin Corporation, Level 3 Communications, Inc. and Inmarsat PLC. In December 2005, Mr. Ellis was appointed by President Bush to the President’s Foreign Intelligence Advisory Board

Patrick J. Jung, CPA, 59, currently is the Chief Operating Officer with Surdell Partners, LLC. Prior to joining Surdell, Mr. Jung was with KPMG LLP for 30 years. During that period, he served as a partner for 20 years and as the managing partner of the Nebraska business unit for the last six years. Mr. Jung also serves on the boards of directors of Werner Enterprises, Inc, including its audit and compensation committees, and Supertel Hospitality, Inc, including its audit committee.

George H. Krauss, 65, has been a consultant to Burlington since 1996. Mr. Krauss is also of counsel to Kutak Rock LLP, a national law firm of over 300 lawyers headquartered in Omaha, Nebraska. Mr. Krauss has been associated with Kutak Rock LLP since 1972 and served as its managing partner from 1983 to 1993. Mr. Krauss also serves on the board of directors of Gateway, Inc., MFA Mortgage Investments, Inc., West Corporation, and America First Apartment Investors, Inc. Mr. Krauss is a member of the compensation committee, corporate governance and nominating committee and audit committee of Gateway, Inc., as well as a member of the compensation committee and audit committee of West Corporation.

Dr. Martin A. Massengale, 73, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and a Foundation Distinguished Professor. Prior to becoming President Emeritus in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska Lincoln from 1981 until 1991 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of managers of AAFL Enterprises, LLC, including as a member of its executive committee and the chairman of its communications committee.

Dr. Gail Walling Yanney, 70, is a retired physician. Dr. Yanney practiced anesthesiology and was the Executive Director of the Clarkson Foundation until October of 1995. In addition, she was a director of FirsTier Bank, N.A., Omaha, Nebraska, prior to its merger with First Bank, N.A. Dr. Yanney is the wife of Michael B. Yanney and the mother of Lisa Y. Roskens.

Clayton K. Yeutter, 76, is Senior Advisor — International Trade to Hogan & Hartson, a Washington D.C. law firm. From 1978 to 1985 he served as the President and Chief Executive Officer of the Chicago Mercantile Exchange. Mr. Yeutter served as the U.S. Secretary of Agriculture from 1989 to 1991, and has served in cabinet and sub-cabinet posts under four U.S. Presidents. Mr. Yeutter currently serves on the board of directors of Oppenheimer Funds, Inc., Covanta Holding Corp., and American Commercial Lines, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the managers and executive officers of Burlington and persons who own more than 10% of the Partnership’s BUCs to file reports of their ownership of BUCs with the SEC. Such officers, managers and BUC holders are required by SEC regulation to furnish the Partnership with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such reports received by the Partnership and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Partnership believes that there was compliance for the year ended December 31, 2006 with all Section 16(a) filing requirements applicable to such executive officers, managers and beneficial owners of BUCs.

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

Neither the Partnership nor AFCA 2 has any officers. Certain services are provided to the Partnership by officers of Burlington. However, under the terms of our Agreement of Limited Partnership, neither our general partner nor Burlington is allowed to be reimbursed by us for any compensation paid by Burlington to its officers. Accordingly, we do not pay compensation of any nature to the persons who effectively act as our executive officers.

The Board of Managers of Burlington effectively acts as our board of directors. Although Burlington is not a public company and its securities are not listed on any stock market or otherwise publicly traded, its Board of Managers is constituted in a manner that complies with rules of the Securities and Exchange Commission and the NASDAQ Stock Market related to public companies with securities listed on the NASDAQ Global Market in order for the Company and its BUCs to comply with these rules. Among other things, a majority of the Board of Managers of Burlington consists of managers who meet the definitions of independence under the rules of the SEC and the NASDAQ Stock Market. These independent managers are Patrick J. Jung, Mariann Byerwalter, Martin M. Massengale, Clayton Yeutter, William S. Carter and James O. Ellis. During 2006, we paid Burlington a total of $92,167 in order to reimburse it for a portion of the fees it pays to these six independent directors. We did not pay any other compensation of any nature to any of the managers of Burlington or reimburse Burlington for any other amounts representing compensation to its Board of Managers.

Remuneration paid by the Partnership to AFCA 2 pursuant to the terms of its Agreement of Limited Partnership during the year ended December 31, 2006 is described in Note 8 to the Company’s Financial Statements filed in response to Item 8 of this report.

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

(d) The Partnership does not maintain any equity contribution plans as defined in Item 201(d) of Regulation S-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The general partner of the Partnership is AFCA 2 and the sole general partner of AFCA 2 is Burlington.

Except as described in Note 8 to the Company’s Financial Statements filed in response to Item 8 of this report, the Partnership is not a party to any transaction or proposed transaction with AFCA 2, Burlington or with any person who is: (i) a manager or executive officer of Burlington or any general partner of AFCA 2; (ii) a nominee for election as a manager of Burlington; (iii) an owner of more than 5% of the BUCs; or, (iv) a member of the immediate family of any of the foregoing persons.

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

The following table sets forth the aggregate fees billed by Deloitte & Touche LLP with respect to audit and non-audit services for the Company during the year ended December 31, 2006:

	2006	2005

Audit Fees(1)	$211,175	$138,415
Audit-Related Fees	—	—
Tax Fees(2)	38,927	22,279
All Other Fees	$—	$—

(1)	Audit — Includes fees and expenses for professional services rendered for the audit of the Company’s annual financial statements, reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during 2006, and services associated with registration statements, periodic reports and other documents filed with the Securities Exchange Commission or other documents issued in connection with securities offerings, such as consents.

(2)	Tax — Includes fees and expenses for the professional services rendered for the preparation and review of tax returns and for various consultations.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Financial Statements.  The following financial statements of the Company are included in response to Item 8 of this report:

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets of the Company as of December 31, 2006 and 2005.

Consolidated Statements of Operations and Comprehensive Income of the Company for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Partners’ Capital of the Company for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows of the Company for the years ended December 31, 2006, 2005 and 2004.

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

3. Exhibits.  The following exhibits are filed as required by Item 15(a)(3) of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

3 .	Articles of Incorporation and Bylaws of America First Fiduciary Corporation Number Five (incorporated herein by reference to Registration Statement on Form S-11 (No. 2-99997) filed by America First Tax Exempt Mortgage Fund Limited Partnership on August 30, 1985).
4(a)	Form of Certificate of Beneficial Unit Certificate (incorporated herein by reference to Exhibit 4.1 to Registration Statement on Form S-4 (No. 333-50513) filed by the Partnership on April 17, 1998).
4(b)	Agreement of Limited Partnership of the Partnership (incorporated herein by reference to the Amended Annual Report on Form 10-K (No. 000-24843), filed by the Partnership on June 28, 1999).
4(c)	Amended Agreement of Merger, dated June 12, 1998, between the Partnership and America First Tax Exempt Mortgage Fund Limited Partnership (incorporated herein by reference to Exhibit 4.3 to Amendment No. 3 to Registration Statement on Form S-4 (No. 333-50513) filed by the Partnership on September 14, 1998).
10(b)	Contract and Agreement dated November 1, 2002 between America First Tax Exempt Investors, L.P. and Bank of America, N.A., to confirm the terms of the interest rate cap transaction between the parties (incorporated herein by reference to Exhibit 4 to Annual Report on Form 10-K (No. 000-24843) filed by the Partnership on March 27, 2003).
10(c)	Contract and Agreement dated January 15, 2003 between America First Tax Exempt Investors, L.P. and Bank of America, N.A., to confirm the terms of the interest rate cap transaction between the parties (incorporated herein by reference to Exhibit 4 to Annual Report on Form 10-K (No. 000-24843) filed by the Partnership on March 27, 2003).
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of Katz, Sapper & Miller, LLP
23.3	Consent of Katz, Sapper & Miller, LLP
24	Powers of Attorney.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

/s/ Lisa Y. Roskens
Lisa Y. Roskens
Chief Executive Officer

Date: March 5, 2007

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Michael B. Yanney* Michael B. Yanney	Chairman of the Board and Manager of Burlington Capital Group LLC	Date: March 5, 2007

By /s/ Lisa Y. Roskens Lisa Y. Roskens	President, Chief Executive Officer and Manager of The Burlington Capital Group LLC (Principal Executive Officer)	Date: March 5, 2007

By /s/ Michael J. Draper Michael J. Draper	Chief Financial Officer of The Burlington Capital Group LLC (Principal Financial Officer and Principal Accounting Officer)	Date: March 5, 2007

By /s/ Mariann Byerwalter* Mariann Byerwalter	Manager of The Burlington Capital Group LLC	Date: March 5, 2007

By /s/ William S. Carter* William S. Carter	Manager of The Burlington Capital Group LLC	Date: March 5, 2007

By /s/ Patrick J. Jung* Patrick J. Jung	Manager of The Burlington Capital Group LLC	Date: March 5, 2007

By /s/ George H. Krauss* George H. Krauss	Manager of The Burlington Capital Group LLC	Date: March 5, 2007

By /s/ Martin A. Massengale* Martin A. Massengale	Manager of The Burlington Capital Group LLC	Date: March 5, 2007

By /s/ Gail Walling Yanney* Gail Walling Yanney	Manager of The Burlington Capital Group LLC	Date: March 5, 2007

By /s/ Clayton K. Yeutter* Clayton K. Yeutter	Manager of The Burlington Capital Group LLC	Date: March 5, 2007

By /s/ James O. Ellis* James O. Ellis	Manager of The Burlington Capital Group LLC	Date: March 5, 2007

*By /s/ Michael J. Draper Attorney-in-Fact

/s/ Michael J. Draper Michael J. Draper