Form 10-Q
period 2007-03-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2007-05-14
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
YES ☐          NO ☑

Forward-Looking Statements
This report (including, but not limited to, the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements that reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, the Company’s performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Company and the investments it has made constitute forward-looking statements. Beneficial Unit Certificate (“BUC”) holders and others should understand that these forward-looking statements are subject to numerous risks and uncertainties and a number of factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. These factors include general economic and business conditions such as the availability and credit worthiness of prospective tenants, lease rents, operating expenses, the terms and availability of financing for properties financed by the tax-exempt mortgage revenue bonds owned by the Partnership, adverse changes in the real estate markets from governmental or legislative forces, lack of availability and credit worthiness of counterparties to finance future acquisitions and interest rate fluctuations and other items discussed under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and in Item 1A of Part II of this report.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$7,436,987	$8,476,928
Restricted cash	3,219,521	2,131,272
Interest receivable	460,057	264,160
Tax-exempt mortgage revenue bonds	27,128,129	27,103,398
Other tax-exempt bond	4,800,000	4,800,000
Real estate assets:
Land	7,280,555	7,280,555
Buildings and improvements	77,606,261	77,311,306

Real estate assets before accumulated depreciation	84,886,816	84,591,861
Accumulated depreciation	(28,866,219)	(28,381,932)

Net real estate assets	56,020,597	56,209,929
Other assets	1,269,700	1,214,502

Total Assets	$100,334,991	$100,200,189

Liabilities and Partners’ Capital
Liabilities:
Accounts payable, accrued expenses and other liabilities	$6,822,138	$6,117,451
Distribution payable	1,362,021	1,566,378
Debt financing	45,770,000	45,770,000

Total Liabilities	53,954,159	53,453,829

Commitments and Contingencies

Partners’ Capital:
General Partner	1,525,510	1,526,062
Beneficial Unit Certificate (“BUC”) holders	90,667,692	90,722,467
Unallocated deficit of variable interest entities	(45,812,370)	(45,502,169)

Total Partners’ Capital	46,380,832	46,746,360

Total Liabilities and Partners’ Capital	$100,334,991	$100,200,189

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended,
	March 31, 2007	March 31, 2006
Income:
Property revenues	$3,576,250	$3,400,436
Mortgage revenue bond investment income	422,438	265,050
Other interest income	208,774	131,808

	4,207,462	3,797,294

Expenses:
Real estate operating (exclusive of items shown below)	1,961,515	2,124,199
Depreciation and amortization	487,380	613,253
Interest	528,798	384,482
General and administrative	290,992	408,284

	3,268,685	3,530,218

Income from continuing operations	938,777	267,076
Income from discontinued operations	—	193,459

Net income	$938,777	$460,535

Net income allocated to:
General Partner	$12,490	$11,300
BUC holders	1,236,488	1,118,747
Unallocated loss of variable interest entities	(310,201)	(669,512)

	$938,777	$460,535

BUC holders’ interest in net income per unit (basic and diluted):
Income from continuing operations	$0.13	$0.11
Income from discontinued operations	—	—

Net income, basic and diluted, per unit	$0.13	$0.11

Weighted average number of units outstanding, basic and diluted	9,837,928	9,837,928

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(UNAUDITED)

		Beneficial Unit		Unallocated		Accumulated
		Certificate holders		deficit of		Other
	General			variable interest		Comprehensive
	Partner	# of Units	Amount	entities	Total	Loss
Balance at January 1, 2007	$1,526,062	9,837,928	$90,722,467	$(45,502,169)	$46,746,360	$(722,435)

Comprehensive income:
Net income	12,490		1,236,488	(310,201)	938,777
Unrealized gain on securities	373		36,858	—	37,231	37,231

Total comprehensive income					$976,008

Distributions paid or accrued	(13,415)		(1,328,121)	—	(1,341,536)

Balance at March 31, 2007	$1,525,510	9,837,928	$90,667,692	$(45,812,370)	$46,380,832	$(685,204)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 31, 2007	March 31, 2006
Operating activities:
Net income	$938,777	$460,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	487,380	748,089
(Increase) decrease in interest receivable	(195,897)	49,866
(Increase) decrease in other assets	(55,198)	287,218
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(504,663)	452,844

Net cash provided by operating activities	670,399	1,998,552

Investing activities:
Acquisition of tax-exempt revenue bonds	—	(12,000,000)
Proceeds from the sale of other tax-exempt bonds	—	19,200,000
Increase in restricted cash	(1,088,249)	(455,026)
Capital expenditures	(176,947)	(152,539)
Principal payments received on tax-exempt revenue bonds	12,500	10,000

Net cash provided by (used in) investing activities	(1,252,696)	6,602,435

Financing activities:
Distributions paid	(1,545,893)	(1,341,535)
Principal payments on debt financing and note payable	—	(75,000)
Increase in liabilities related to restricted cash	1,088,249	455,026

Net cash used in financing activities	(457,644)	(961,509)

Net (decrease) increase in cash and cash equivalents	(1,039,941)	7,639,478
Cash and cash equivalents at beginning of period	8,476,928	3,298,605

Cash and cash equivalents at end of period	$7,436,987	$10,938,083

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$108,544	$342,559
Distributions declared but not paid	$1,341,536	$1,341,535
Significant Non-Cash Activity:
Capital expenditures financed through accounts payable	$121,101	$—
The accompanying notes are an integral part of the consolidated consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
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
The consolidated financial statements include the accounts of the Partnership and of the variable interest entities (“VIEs”) in which the Partnership has been determined to be the primary beneficiary. In this Form 10-Q, “the Partnership” refers to America First Tax Exempt Investors, L.P. as a stand-alone entity and “the Company” refers to the Partnership and the VIEs on a consolidated basis. All transactions and accounts between the Partnership and the VIEs have been eliminated in consolidation. The Partnership does not presently believe that the consolidation of VIEs for reporting under accounting principles generally accepted in the United States of America (“GAAP”) will impact the Partnership’s tax status, amounts reported to Beneficial Unit Certificate (“BUC”) holders on IRS Form K-1, the Partnership’s ability to distribute tax-exempt income to BUC holders, the current level of quarterly distributions or the tax-exempt status of the underlying mortgage revenue bonds.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position as of March 31, 2007, and the results of operations for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)
The unallocated deficit of the VIEs is primarily comprised of the accumulated historical net losses of the VIEs as of January 1, 2004 and the VIEs’ net losses since the implementation of FIN 46R “Accounting for Variable Interest Entities” as of January 1, 2004. Such losses are not allocated to the General Partner and BUC holders as such activity is not contemplated by, or addressed in, the Agreement of Limited Partnership.
Cash distributions are currently made on a quarterly basis but may be made on a monthly or semiannual basis at the election of AFCA 2.
3. Investments in Tax-Exempt Bonds
The Company had the following investments in tax-exempt mortgage revenue bonds as of date shown:

	March 31, 2007
Description of Tax-Exempt		Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	Cost	Gain	Loss	Fair Value

Chandler Creek Apartments	$11,500,000	$—	$(49,450)	$11,450,550
Clarkson College	6,123,333	—	(635,754)	5,487,579
Bella Vista	6,800,000	—	—	6,800,000
Deerfield Apartments	3,390,000	—	—	3,390,000

	$27,813,333	$—	$(685,204)	$27,128,129

	December 31, 2006
Description of Tax-Exempt		Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	Cost	Gain	Loss	Fair Value

Chandler Creek Apartments	$11,500,000	$—	$(81,650)	$11,418,350
Clarkson College	6,135,833	—	(640,785)	5,495,048
Bella Vista	6,800,000	—	—	6,800,000
Deerfield Apartments	3,390,000	—	—	3,390,000

	$27,825,833	$—	$(722,435)	$27,103,398

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
In April 2006, the Company acquired the Bella Vista bonds at par value of $6.8 million, which represented 100% of the bond issuance. The bonds earn interest at an annual rate of 6.15% with semi-annual interest payments and a stated maturity date of April 1, 2046. The bonds were issued in order to construct a 144 unit multi-family apartment complex in Gainesville, Texas. The apartment complex is currently under construction with an estimated completion date of May 2007. The Company has determined that the underlying entity that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)
supports the bonds does not meet the definition of a VIE and will not be required to be consolidated into the Company’s consolidated financial statements under FIN 46R. In October 2006, the Company acquired the Deerfield Series A and B bonds at a par value of $3.3 million and $90,000, respectively. The bonds earn interest at an annual rate of 6.25% on the Series A and 8.5% on the Series B. The bonds are secured by a 72 unit apartment complex in Blair, Nebraska. The Company has determined that the underlying entity, a 501(c)3 not for profit entity, that supports the bonds does not meet the definition of a VIE and will not be required to be consolidated into the Company’s consolidated financial statements under FIN 46R.
4. Debt Financing
The Company’s debt financing of $45.8 million bears interest at a weekly floating bond rate plus remarketing, credit enhancement, liquidity and trustee fees which averaged 4.3% and 4.1% in the aggregate for the three months ended March 31, 2007 and 2006, respectively.
5. Related Party Transactions
The General Partner is entitled to receive an administrative fee from the Company of up to 0.45% of the outstanding principal balance of any tax-exempt mortgage revenue bond or other mortgage investment, unless another third party is required to pay such administrative fee. For the three months ended March 31, 2007 and 2006, the Company’s administrative fees to the General Partner were $120,000 and $78,000, respectively.
An affiliate of the General Partner provides property management services for many of the apartment communities financed by the Partnership’s tax exempt bonds. As of March 31, 2007, this affiliate was providing property management services for Ashley Square, Ashley Pointe at Eagle Crest, Iona Lakes Apartments, Bent Tree Apartments, Lake Forest Apartments, Clarkson College, Chandler Creek Apartments, Deerfield Apartments, and Fairmont Oaks Apartments. The management fees paid by the property owners to the affiliate of the General Partner amounted to $119,000 and $166,000 for the three months ended March 31, 2007 and 2006, respectively. These property management fees are paid by the respective properties prior to the payment of any interest on the tax-exempt mortgage revenue bonds and taxable loans held by the Partnership on these properties.
6. Interest Rate Cap Agreements
The Company has three interest rate cap agreements with a combined notional amount of $35.0 million in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing. The terms of the cap agreements are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

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
These interest rate caps do not qualify for hedge accounting; accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of derivative contracts resulted in an increase in interest expense of approximately $32,000 for the three months ended March 31, 2007, and a reduction in interest expense of approximately $65,000 for the three months ended March 31, 2006.
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
The VIEs’ primary operating strategy focuses on multifamily apartment properties as long-term investments. The VIEs’ operating goal is to generate increasing amounts of net rental income from these properties that will allow them to service debt. In order to achieve this goal, management of these multifamily apartment properties is focused on: (i) maintaining high economic occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)
scale generally inherent in the management of a portfolio of multiple properties; and (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas. As of March 31, 2007, the Company consolidated eight VIE multifamily apartment properties. The VIEs’ multifamily apartment properties are located in the states of Iowa, Indiana, Florida, Kentucky and South Carolina.
The following table details certain key financial information for the Company’s reportable segments for the periods ended March 31, 2007 and 2006:

	March 31, 2007	March 31, 2006
Total revenues
Partnership	$2,081,109	$1,926,376
VIEs	3,576,250	3,400,436
Consolidation/eliminations	(1,449,897)	(1,529,518)

Total revenues	$4,207,462	$3,797,294

Net income (loss)
Partnership	$1,254,661	$1,130,047
VIEs	(1,046,826)	(1,441,299)
Consolidation/eliminations	730,942	771,787

Net income	$938,777	$460,535

	March 31, 2007	December 31, 2006
Total assets
Partnership	$134,002,317	$133,887,842
VIEs	60,941,932	58,969,966
Consolidation/eliminations	(94,609,258)	(92,657,619)

Total assets	$100,334,991	$100,200,189

Total partners’ capital
Partnership	85,577,458	$85,758,294
VIEs	(57,121,849)	(55,827,776)
Consolidation/eliminations	17,925,223	16,815,842

Total partners’ capital	$46,380,832	$46,746,360

8. Discontinued Operations and Assets Held for Sale
During the first quarter of 2006, Northwoods Lake Apartments in Duluth, Georgia met the criteria as a discontinued operation under SFAS No. 144. For the three months ended March 31, 2006, Northwoods’ net income of approximately $193,000 is included in the income or loss from discontinued operations.
There were no assets or liabilities of discontinued operations included in the balance sheet as of March 31, 2007 and December 31, 2006.
The following table presents the revenues and net income for the discontinued operations for the three months ended March 31, 2007 and 2006:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Rental Revenues	$—	$1,004,668
Expenses	—	811,209
Net Income	$—	$193,459
9. Subsequent Events
Equity offering
In April 2007, the Partnership sold, through an underwritten public offering, a total of 3,675,000 BUCs representing assigned limited partnership interests at $8.06 per BUC. Gross proceeds from the sale of the BUCs was approximately $29.6 million. The proceeds will be used to acquire additional tax-exempt revenue bonds and other investments meeting our investment criteria and for general working capital needs. The offering was made pursuant to a shelf registration statement filed with the Securities and Exchange Commission.
Additional debt
As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company participates in the Merrill Lynch “P-Float” program in order to provide leverage to the Partnership. This leverage program is utilized to finance the purchase of additional investments. In April 2007, the Company placed its tax-exempt mortgage bonds secured by Ashley Square and Bella Vista into separate trusts under the P-Float program. The Company received the net proceeds generated by the trusts of approximately $13.3 million through this financing arrangement. Total debt outstanding after this transaction is approximately $59.0 million.
Investment acquisitions
In May 2007, the Partnership, together with an unaffiliated third party, entered into a Purchase and Sale Agreement to acquire the general and limited partnership interests of six separate limited partnerships which own six multi-family housing complexes in Ohio and Kentucky. The aggregate purchase price for the general and limited partnership interests will be $24.9 million. The Partnership will acquire the limited partnership interests while the unaffiliated third party will acquire the general partnership interests. Closing of the transaction is subject to a 60 day due diligence period. The Partnership entered into this transaction in anticipation of eventually acquiring tax exempt mortgage bonds on the multi-family housing complexes. Management is still evaluating whether or not these properties will be consolidated entities.
In May 2007, the Partnership acquired $4.9 million of multi-family housing revenue bonds issued for the construction of The Gardens of DeCordova Apartments in Granbury, Texas. Additionally, the Partnership acquired $4.7 million of multi-family housing revenue bonds for the construction of the Gardens of Weatherford Apartments in Weatherford, Texas. Each project will contain 76 units upon completion of construction. The new bonds earn an annual interest rate of 6.0%. Management is still evaluating whether or not these properties will be consolidated entities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)
10. Recently Issued Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. The interpretation clarifies the accounting for uncertainty in tax positions. The interpretation, effective for the Company beginning in the first quarter of 2007, did not have a material effect on the Partnership.

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
Critical Accounting Policies
The Company’s critical accounting policies are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Executive Summary
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
As of March 31, 2007, the Company consolidated eight VIE multifamily apartment properties containing a total of 1,764 rental units. As of March 31, 2006, the Company consolidated nine VIE multifamily apartment properties containing a total of 2,256 rental units.
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
Discussion of the Partnership Bond Holdings and the Related Apartment Properties as of March 31, 2007
The following discussion outlines the individual bond holdings of the Partnership, identifies those ownership entities which are consolidated VIEs of the Company and briefly discusses the overall operations and financial results of the underlying properties.

		Percentage of Occupied		Economic Occupancy(1)
	Number	Units as of March 31,		for the period ended March 31,
Property Name	of Units	2007	2006	2007	2006

Consolidated Properties
Ashley Pointe at Eagle Crest	150	92%	92%	94%	87%
Ashley Square	144	84%	90%	79%	84%
Bent Tree Apartments	232	90%	91%	82%	82%
Fairmont Oaks Apartments	178	99%	98%	85%	90%
Iona Lakes Apartments	350	84%	99%	84%	94%
Lake Forest Apartments	240	96%	100%	102%	95%
Woodbridge Apts. of Bloomington III	280	98%	95%	95%	93%
Woodbridge Apts. of Louisville II	190	94%	94%	94%	90%

	1,764	92%	95%	89%	87%

Non-Consolidated Properties
Chandler Creek Apartments	216	96%	92%	74%	67%
Clarkson College	142	84%	72%	84%	72%
Deerfield Apartments(2)	72	67%	n/a	61%	n/a
Bella Vista Apartments(3)	144	n/a	n/a	n/a	n/a

	574

(1)	Economic occupancy is presented for the three months ended March 31, 2007 and 2006, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units.

(2)	For Deerfield, previous period occupancy numbers are not available, as this is a new investment.

(3)	Bella Vista was under initial construction as of March 31, 2007, and therefore has no occupancy data.
Ashley Pointe — Ashley Pointe at Eagle Crest is located in Evansville, Indiana and is a consolidated VIE. In the first quarter of 2007, Net Operating Income (calculated as property revenue less salaries, advertising, administration, utilities, repair and maintenance, insurance, taxes, and management fee expenses) was $142,000 as compared to $138,000 in 2006. This slight increase was the result of lower utility expenses.
Ashley Square — Ashley Square Apartments is located in Des Moines, Iowa and is a consolidated VIE. In the first quarter of 2007, Net Operating Income was $56,000 as compared to $82,000 in 2006. This decrease was the result of a decline in rental revenues due to a significant capital improvement project which resulted in varying numbers of rental units being unavailable for rent. The project was completed in the first quarter of 2007 and property management expects occupancy, and thereby rental revenues, to improve in the coming months.
Bella Vista — Bella Vista Apartments are currently under construction in Gainesville, Texas and will contain 144 units upon completion. Construction is scheduled to be complete in May 2007. Pre-leasing began in April 2007. Bella Vista is not a consolidated VIE.
Bent Tree — Bent Tree Apartments is located in Columbia, South Carolina and is a consolidated VIE. In the first quarter of 2007, Net Operating Income was $190,000 as compared to $135,000 in 2006. This increase was the result of both increased revenues and lower operating expenses. Specifically, total property revenue increased $36,000 while utility expenses and general office expenses declined $23,000.
Chandler Creek — Chandler Creek Apartments is located in Round Rock, Texas and contains 216 units. In the first quarter of 2007, the property recognized Net Operating Loss of $291,000 as compared to Net Operating

Income of $180,000 in 2006. The loss is directly attributable to real estate tax assessments which increased nearly $540,000. The majority of the assessment relates to prior tax years and is currently being appealed by the property. Partially offsetting the affects of this assessment were increases in occupancy and property revenues period over period. Chandler Creek is not a consolidated VIE, so its operating results are not reflected in the Company’s financial statements. The Chandler Creek bonds are in technical default and interest is being paid on these bonds at a rate below the stated rate. Chandler Creek is current on these reduced rate interest payments.
Clarkson College — Clarkson College is a 142 bed student housing facility located in Omaha, Nebraska In the first quarter of 2007, Net Operating Income was $137,000 as compared to $118,000 in 2006. The increase is attributable to increases in occupancy resulting in increased property revenue. Clarkson College is not a consolidated VIE, so its operating results are not reflected in the Company’s financial statements. Clarkson College is current on its base interest payments on the bond held by the Partnership on this property.
Deerfield — Deerfield Apartments is located in Blair, Nebraska and contains 72 units. In the first quarter of 2007, Net Operating Income was $32,000. Occupancy, and thereby rental revenues, at Deerfield is the property’s most significant operating issue. Property management is working diligently on this issue. Deerfield is not a consolidated VIE, so its operating results are not reflected in the Company’s financial statements. Deerfield is current on its base interest payments on the bond held by the Partnership on this property.
Fairmont Oaks — Fairmont Oaks Apartments is located in Gainesville, Florida and is a consolidated VIE. In the first quarter of 2007, Net Operating Income was $227,000 as compared to $191,000 in 2006. This increase was the result of increased revenues. With physical occupancy at very high levels, increased rental rates drove the increase in rental revenues.
Iona Lakes — Iona Lakes Apartments is located in Fort Meyers, Florida and is a consolidated VIE. In the first quarter of 2007, Net Operating Income was $395,000 as compared to $430,000 in 2006. This decline is directly attributable to a decline in occupancy. The decline in occupancy resulted from a number of month-to-month tenants returning to their hurricane damaged homes where repairs were recently completed.
Lake Forest — Lake Forest Apartments is located in Daytona Beach, Florida and is a consolidated VIE. In the first quarter of 2007, Net Operating Income was $315,000 as compared to $299,000 in 2006. This increase was attributable to increased economic occupancy which is the result of the property being able to lease units at rates slightly above market rates.
Woodbridge at Bloomington — Woodbridge Apartments at Bloomington is located in Bloomington, Indiana and is a consolidated VIE. In the first quarter of 2007, Net Operating Income was $310,000 as compared to $301,000 in 2006. The increase is due to increased revenues resulting from increased occupancy.
Woodbridge at Louisville — Woodbridge Apartments at Louisville is located in Louisville, Kentucky and is a consolidated VIE. In the first quarter of 2007, Net Operating Income was $252,000 as compared to $224,000 in 2006. The increase is due to increased revenues resulting from increased occupancy.

Results of Operations
Consolidated Results of Operations
The following discussion of the Company’s results of operations for the three months ended March 31, 2007 and 2006 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006 (Consolidated)
Change in Results of Operations

	For the Three	For the Three
	Months Ended	Months Ended	Dollar
	March 31, 2007	March 31, 2006	Change
Income
Property revenues	$3,576,250	$3,400,436	$175,814
Mortgage revenue bond investment income	422,438	265,050	157,388
Other interest income	208,774	131,808	76,966

	4,207,462	3,797,294	410,168

Expenses
Real estate operating (exclusive of items shown below)	1,961,515	2,124,199	(162,684)
Depreciation and amortization	487,380	613,253	(125,873)
Interest	528,798	384,482	144,316
General and administrative	290,992	408,284	(117,292)

	3,268,685	3,530,218	(261,533)

Income from continuing operations	938,777	267,076	671,701
Income from discontinued operations	—	193,459	(193,459)

Net income	$938,777	$460,535	$478,242

     Property revenues. Property revenues increased due mainly to increased economic occupancy and increased rents per unit. Economic occupancy increased to 89% in 2007 from 87% in 2006. Average monthly rents per unit for the first quarter of 2007 were $658 as compared to $644 in 2006.
     Mortgage revenue bond investment income. Mortgage revenue bond investment income increased during the first quarter of 2007 compared to the first quarter of 2006 due to the acquisition of $6.8 million of Bella Vista and $3.4 million of Deerfield tax-exempt mortgage revenue bonds. The Bella Vista bonds earn tax-exempt interest at a stated rate of 6.15%. The Deerfield bonds earn interest at an annual rate of 6.25% on the Series A and 8.5% on the Series B. All interest payments due on the mortgage revenue bonds were paid currently during the first quarter of 2007.
     Other interest income. The increase in other interest income is attributable to an increase in temporary investments in liquid securities. The proceeds from the sale of Northwoods Lake during the third quarter of 2007 created additional cash that was invested in short term liquid securities while the Company explored longer term investment options.
     Real estate operating expenses. Real estate operating expenses are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues. Real estate expenses decreased in the first quarter of 2007 compared to the same period of 2006. Specifically, general office expenses declined $105,000 and utility expenses declined $70,000.
     Depreciation and amortization expense. Depreciation and amortization consist primarily of depreciation associated with the apartment properties of the consolidated VIEs. The decrease in depreciation expense is primarily attributable to certain assets becoming fully depreciated at Ashley Pointe during the second quarter of 2006.
     Interest expense. Interest expense increased approximately $144,000 in the three month period ended March 31, 2007 compared to March 31, 2006. The increase in interest expense was due to a higher average interest rate on the Company’s borrowings and the change in the fair value of the interest rate caps. The average interest rate on Company borrowings was 4.3% in 2007 as compared to 4.1% in 2006. The mark to market adjustment related to the fair value of interest rate caps increased interest expense by $32,000 in 2007 and decreased interest expense by $65,000 in 2006.
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
     General and administrative expenses. General and administrative expenses declined due to lower salaries and benefits expense and professional fees. Salaries and benefits declined $36,000 and professional fees declined $72,000 primarily due to a decrease in legal expenses.
     Discontinued Operations. During the period ended March 31, 2006, Northwoods Lake Apartments was considered a discontinued operation and accordingly, the results of operations for such period have been reported as discontinued operations and disclosed as a single line item on the statements of operations.
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
The following discussion of the Partnership’s results of operations for the three months ended March 31, 2007 and 2006 reflects the operations of the Partnership without the consolidation of the VIEs, which is required under FIN 46R. This information is used by management to analyze the Partnership’s operations and is reflective of the segment data discussed in Note 7 to the consolidated financial statements.
Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006 (Partnership Only)
Changes in Results of Operations

	For the Three	For the Three
	Months Ended	Months Ended	Dollar
	March 31, 2007	March 31, 2006	Change
Income
Mortgage revenue bond investment income	$1,847,413	$1,771,194	$76,219
Other interest income	233,696	155,182	78,514

	2,081,109	1,926,376	154,733

Expenses
Interest expense	528,798	382,013	146,785
Amortization expense	6,658	6,033	625
General and administrative	290,992	408,283	(117,291)

	826,448	796,329	30,119

Income from continuing operations	$1,254,661	$1,130,047	$124,614

     Mortgage revenue bond investment income. Mortgage revenue bond investment income increased in the first quarter of 2007 compared to 2006 due to the acquisition of $6.8 million of Bella Vista and $3.4 million of Deerfield tax-exempt mortgage revenue bonds offset by the sale of the Partnership’s mortgage revenue bonds on the Northwoods Lake Apartments in August 2006. All interest payments due on the mortgage revenue bonds were paid currently during the first quarter of 2007.
     Other interest income. Other interest income increased in the first quarter of 2007 compared to 2006 due to an increase in temporary investments in liquid securities. The proceeds from the sale of Northwoods Lake created additional cash that was invested in short term liquid securities while the Partnership explores longer term investment options.
     Interest expense. Interest expense increased in the first quarter of 2007 compared to 2006 due to a higher average interest rate on the Partnership’s borrowings and the change in the fair value of the interest rate caps. The average interest rate on Partnership borrowings was 4.3% in 2007 as compared to 4.1% in 2006. The mark to market adjustment related to the fair value of interest rate caps increased interest expense by $32,000 in 2007 and decreased interest expense by $65,000 in 2006.
     General and administrative expenses. General and administrative expenses declined due to lower salaries and benefits expense and professional fees. Salaries and benefits declined $36,000 and professional fees declined $72,000 primarily due to a decrease in legal expenses.

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
The Partnership believes that cash provided by net interest income from its tax-exempt mortgage revenue bonds and other investments will be adequate to meet its projected long-term liquidity requirements, including the payment of expenses, interest and distributions to BUC holders. Recently, income from investments has not been sufficient to fund such expenditures without utilizing cash reserves to supplement the deficit. See discussion below regarding “Cash Available for Distribution.”
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
On a consolidated basis, cash provided by operating activities for the three months ended March 31, 2007 decreased $1,328,000 compared to the same period a year earlier mainly due to changes in accounts payable and accrued expenses net of changes in other liabilities. Cash from investing activities decreased $7,855,000, for the three months ended March 31, 2007 compared to the same period in 2006 primarily due to the sale of tax-exempt securities that generated net proceeds of $7,200,000 in 2006. There were no such sales in 2007. Cash used in financing activities decreased $504,000 for the three months ended March 31, 2007 compared to the same period in 2006 primarily due to the increase in liabilities associated with restricted cash. This increase was caused by a change in the collateral requirements for bond debt financing and was partially offset by lower principal debt payments in 2007 compared to 2006.

Cash Available for Distribution (“CAD”)
Management utilizes a calculation of Cash Available for Distribution (“CAD”) as a means to determine the Partnership’s ability to make distributions to BUC holders. The general partner believes that CAD provides relevant information about its operations and is necessary along with net income for understanding its operating results. To calculate CAD, amortization expense related to debt financing costs and bond reissuance costs, Tier 2 income due to the general partner as defined in the Agreement of Limited Partnership, interest rate cap expense, provision for loan losses, impairments on bonds and losses related to VIEs including the cumulative effect of accounting change are added back to the Company’s net income (loss) as computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management evaluates two measures of CAD by further breaking down the calculation into Total CAD and CAD excluding contingent interest and realized gains. For the three months ended March 31, 2007 and 2006, there was no contingent interest or realized gains, thus there was no difference between Total CAD and CAD excluding contingent interest and realized gains. There is no generally accepted methodology for computing CAD, and the Company’s computation of CAD may not be comparable to CAD reported by other companies. Although the Company considers CAD to be a useful measure of its operating performance, CAD should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP.
The Partnership’s regular annual distributions are currently equal to $0.54 per unit, or $0.135 per quarter per unit. In recent years, CAD excluding contingent interest and realized gains has not been sufficient to fund such distributions without utilizing cash reserves to supplement the deficit. The general partner believes that the Partnership has an opportunity to increase its CAD excluding contingent interest and realized gains to a level that equals or exceeds the current distribution rate by fully investing, on a leveraged basis, the cash and cash equivalents currently held by the Partnership in new investments. The general partner believes that current investment opportunities will allow the Partnership to become fully invested in the near future.
The following tables show the calculation of CAD and the break-down of Total CAD and CAD excluding contingent interest and realized gains for the three months ended March 31, 2007 and 2006.

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2007	March 31, 2006

Net income	$938,777	$460,535
Net loss from VIEs	1,046,826	1,441,299
Eliminations due to VIE consolidation	(730,942)	(771,787)

Income before impact of VIE consolidation	1,254,661	1,130,047
Change in fair value of derivatives and interest rate cap amortization	31,953	(64,996)
Amortization expense (Partnership only)	6,658	6,033

Total CAD	$1,293,272	$1,071,084

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2007	March 31, 2006
Total CAD	$1,293,272	$1,071,084

Weighted average number of units outstanding, basic and diluted	9,837,928	9,837,928

Net income, basic and diluted, per unit	$0.13	$0.11
Total CAD per unit	$0.13	$0.11
Contractual Obligations
There were no significant changes to the Company’s contractual obligations as of March 31, 2007 from the December 31, 2006 information presented in the Company’s Annual Report on Form 10-K.
Recently Issued Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. The interpretation clarifies the accounting for uncertainty in tax positions. The interpretation, effective for the Company beginning in the first quarter of 2007, did not have a material effect on the Partnership.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in market risk from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of the Company’s 2006 Annual Report on Form 10-K.
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

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
The risk factors affecting the Company are described in 1A “Risk Factors” of the Company’s 2006 Annual Report on Form 10-K. Additional risks include the following:
If we acquire direct ownership of apartment properties we will be subject to all of the risks normally associated with the ownership of commercial real estate.
We may acquire ownership of apartment complexes financed by tax exempt bonds held by us in the event of a default on such bonds. We may also acquire ownership of apartment complexes on a temporary basis in order to facilitate the eventual acquisition by us of tax-exempt mortgage revenue bonds on the properties. In either case, during the time we own an apartment complex, we will generate taxable income or losses from the operations of such property rather than tax exempt interest. In addition, we will be subject to all of the risks normally associated with the operation of commercial real estate including declines in property value, occupancy and rental rates and increases in operating expenses. We may also be subject to government regulations, natural disasters and environmental issues, any of which could have an adverse affect on the Partnership’s financial results and ability to make distributions to BUC holders.
There are a number of risks related to the construction of multifamily apartment properties that may affect the tax-exempt bonds issued to finance these properties.
One of the tax-exempt revenue bonds we currently hold is secured by a multifamily housing property which is still under construction. We may acquire additional tax-exempt revenue bonds issued to finance apartment properties in various stages of construction. Construction of such properties generally takes approximately 12 to 18 months. The principal risk associated with construction lending is the risk that construction of the property will be substantially delayed or never completed. This may occur for a number of reasons including (i) insufficient financing to complete the project due to underestimated construction costs or cost overruns; (ii) failure of contractors or subcontractors to perform under their agreements, (iii) inability to obtain governmental approvals; (iv) labor disputes, and (v) adverse weather and other unpredictable contingencies beyond the control of the developer. While we may be able to protect ourselves from some of these risks by obtaining construction completion guarantees from developers, agreements of construction lenders to purchase our bonds if construction is not completed on time, and/or payment and performance bonds from contractors, we may not be able to do so in all cases or such guarantees or bonds may not fully protect us in the event a property is not completed. In other cases, we may decide to forego certain types of available security if we determine that the security is not necessary or is too expensive to obtain in relation to the risks covered. If a property is not completed, or costs more to complete than anticipated, it may cause us to receive less than the full amount of interest owed to us on the tax-exempt bond financing such property or otherwise result in a default under the mortgage loan that secures our tax-exempt bond on the property. In such case, we may be forced to foreclose on the incomplete property and sell it in order to recover the principal and accrued interest on our tax-exempt bond and we may suffer a loss of capital as a result. Alternatively, we may decide to finance the remaining construction of the property, in which event we will need to invest additional funds into the property, either as equity or as a taxable loan. Any return on this additional investment would not be tax-exempt. Also, if we foreclose on a property, we will no longer receive tax-exempt interest on the bond issued to finance the property. In addition, the overall return to the Partnership from its investment in such property is likely to be less than if the construction had been completed on time or within budget.

There are a number of risks related to the lease-up of newly constructed or renovated properties that may affect the tax-exempt bonds issued to finance these properties.
One of the tax-exempt revenue bonds we currently invest in is secured by an affordable multifamily housing property which is still under construction. We may acquire additional tax-exempt revenue bonds issued to finance properties in various stages of construction or renovation. As construction or renovation is completed, these properties will move into the lease-up phase. The lease-up of these properties may not be completed on schedule or at anticipated rent levels, resulting in a greater risk that these investments may go into default than investments secured by mortgages on properties that are stabilized or fully leased-up. The underlying property may not achieve expected occupancy or debt service coverage levels. While we may require property developers to provide us with a guarantee covering operating deficits of the property during the lease-up phase, we may not be able to do so in all cases or such guarantees may not fully protect us in the event a property is not leased up to an adequate level of economic occupancy as anticipated.
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P. By America First Capital Associates Limited Partnership Two, General Partner of the Partnership

By Burlington Capital Group LLC, General Partner of America First Capital Associates Limited Partnership Two

Date: May 14, 2007	/s/ Lisa Y. Roskens
Lisa Y. Roskens
Chief Executive Officer Burlington Capital Group LLC, acting in its capacity as general partner of the General Partner of America First Tax Exempt Investors, L.P.