Form 10-Q
period 2007-06-30
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2007-08-14
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$10,500,019	$8,476,928
Restricted cash	3,231,447	2,131,272
Interest receivable	445,628	264,160
Tax-exempt mortgage revenue bonds	58,177,478	27,103,398
Other tax-exempt bond	5,000,000	4,800,000
Real estate assets:
Land	10,357,004	7,280,555
Buildings and improvements	98,594,668	77,311,306

Real estate assets before accumulated depreciation	108,951,672	84,591,861
Accumulated depreciation	(29,432,628)	(28,381,932)

Net real estate assets	79,519,044	56,209,929
Other assets	3,775,122	1,214,502

Total Assets	$160,648,738	$100,200,189

Liabilities and Partners’ Capital
Liabilities:
Accounts payable, accrued expenses and other liabilities	$7,101,493	$6,117,451
Distribution payable	1,844,731	1,566,378
Mortgage payable	19,920,000	—
Debt financing	58,940,000	45,770,000

Total Liabilities	87,806,224	53,453,829

Commitments and Contingencies (Note 12)

Minority Interest	61,786	—

Partners’ Capital:
General Partner	1,578,339	1,526,062
Beneficial Unit Certificate (“BUC”) holders	117,895,642	90,722,467
Unallocated deficit of variable interest entities	(46,693,253)	(45,502,169)

Total Partners’ Capital	72,780,728	46,746,360

Total Liabilities and Partners’ Capital	$160,648,738	$100,200,189

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Income:
Property revenues	$3,508,156	$3,457,715	$7,084,406	$6,858,152
Mortgage revenue bond investment income	631,855	361,318	1,054,293	626,368
Other interest income	309,101	85,456	517,875	217,264

	4,449,112	3,904,489	8,656,574	7,701,784

Expenses:
Real estate operating (exclusive of items shown below)	2,189,457	2,197,937	4,150,972	4,322,135
Depreciation and amortization	569,503	565,654	1,056,883	1,178,906
Interest	526,099	396,461	1,054,897	780,942
General and administrative	402,115	311,342	693,107	719,626

	3,687,174	3,471,394	6,955,859	7,001,609

Income from continuing operations	761,938	433,095	1,700,715	700,175
Income from discontinued operations	—	211,739	—	405,194

Net income	$761,938	$644,834	$1,700,715	$1,105,369

Net income allocated to:
General Partner	$71,945	$12,914	$84,435	$24,214
BUC holders	1,570,876	1,278,475	2,807,364	2,397,222
Unallocated loss of variable interest entities	(880,883)	(646,555)	(1,191,084)	(1,316,067)

	$761,938	$644,834	$1,700,715	$1,105,369

BUC holders’ interest in net income per unit (basic and diluted):
Income from continuing operations	$0.12	$0.13	$0.25	$0.24
Income from discontinued operations	—	—	—	—

Net income, basic and diluted, per unit	$0.12	$0.13	$0.25	$0.24

Weighted average number of units outstanding, basic and diluted	13,050,565	9,837,928	11,453,121	9,837,928

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

				Unallocated		Accumulated
		Beneficial Unit		deficit of		Other
	General	Certificate holders		variable interest		Comprehensive
	Partner	# of Units	Amount	entities	Total	Loss
Balance at January 1, 2007	$1,526,062	9,837,928	$90,722,467	$(45,502,169)	$46,746,360	$(722,435)
Sale of Beneficial Unit Certificates		3,675,000	27,549,356		27,549,356
Comprehensive income:
Net income	84,435	—	2,807,364	(1,191,084)	1,700,715	—
Unrealized loss on securities	(499)	—	(49,421)	—	(49,920)	(49,920)

Total comprehensive income					$1,650,795

Distributions paid or accrued	(31,659)	—	(3,134,124)	—	(3,165,783)	—

Balance at June 30, 2007	$1,578,339	13,512,928	$117,895,642	$(46,693,253)	$72,780,728	$(772,355)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 30, 2007	June 30, 2006
Operating activities:
Net income	$1,700,715	$1,105,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,056,883	1,313,743
Changes in operating assets and liabilities, net of effect from acquisitions
(Increase) in interest receivable	(181,468)	(49,634)
(Increase) in other assets	(303,747)	(58,545)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(684,316)	864,948

Net cash flows from operating activities	1,588,067	3,175,881

Investing activities:
Acquisition of tax-exempt revenue bonds	(55,149,000)	(18,800,000)
Proceeds from the sale of other tax-exempt bonds	23,800,000	19,200,000
Increase in restricted cash	(1,100,175)	(107,351)
Capital expenditures	(305,475)	(38,639)
Acquisition of partnerships	(9,220,390)	—
Principal payments received on tax-exempt revenue bonds	25,000	20,000

Net cash flows from investing activities	(41,950,040)	274,010

Financing activities:
Distributions paid	(2,887,430)	(2,683,069)
Proceeds from mortgage payable	19,920,000	—
Debt financing costs paid	(1,271,266)	—
Repayment of liabilities assumed	(15,112,771)	—
Proceeds from debt financing	13,300,000	—
Principal payments on debt financing and note payable	(130,000)	(215,000)
Acquisition of interest rate cap agreements	(83,000)	—
Increase in deposits and escrowed funds	1,100,175	107,351
Sale of additional Beneficial Unit Certificates	27,549,356	—

Net cash flows from financing activities	42,385,064	(2,790,718)

Net change in cash and cash equivalents	2,023,091	659,173
Cash and cash equivalents at beginning of period	8,476,928	3,298,605

Cash and cash equivalents at end of period	$10,500,019	$3,957,778

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,066,431	$1,457,341
Distributions declared but not paid	$1,824,245	$1,341,535
Supplemental disclosure of non-cash financing and investing activities:
Liabilities assumed in the acquisition of partnerships	$15,742,740	—
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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
The consolidated financial statements include the accounts of the Partnership, its wholly-owned subsidiary, and of the variable interest entities (“VIEs”) of which the Partnership has been determined to be the primary beneficiary. In this Form 10-Q, “the Partnership” refers to America First Tax Exempt Investors, L.P. and its subsidiary as a consolidated entity and “the Company” refers to the Partnership and the VIEs on a consolidated basis. In the Company consolidated financial statements, all transactions and accounts between the Partnership and the VIEs have been eliminated in consolidation. The Partnership does not presently believe that the consolidation of VIEs for reporting under accounting principles generally accepted in the United States of America (“GAAP”) will impact the Partnership’s tax status, amounts reported to Beneficial Unit Certificate (“BUC”) holders on IRS Form K-1, the Partnership’s ability to distribute tax-exempt income to BUC holders, the current level of quarterly distributions or the tax-exempt status of the underlying mortgage revenue bonds.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying interim unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position as of June 30, 2007, and the results of operations for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
2. Partnership Income, Expenses and Cash Distributions
The Agreement of Limited Partnership of the Partnership contains provisions for the distribution of Net Interest Income, Net Residual Proceeds and Liquidation Proceeds, for the allocation of income or loss from operations and for the allocation of income and loss arising from a repayment, sale or liquidation of investments. Income and losses will be allocated to each BUC holder on a periodic basis, as determined by the General Partner, based on the number of BUCs held by each BUC holder as of the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each BUC holder of record on the last day of each distribution period based on the number of BUCs held by each BUC holder as of such date. For purposes of the Agreement of Limited Partnership, cash distributions, if any, received by the Partnership from the Investment in Multifamily Apartment Properties (see Note 4, below) will

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
be included in the Partnership’s Interest Income and cash distributions received by the Partnership from the sale of such properties will be included in the Partnership’s Residual Proceeds.
The unallocated deficit of the VIEs is primarily comprised of the accumulated historical net losses of the VIEs as of January 1, 2004 and the VIEs’ net losses since the adoption of FIN 46R “Accounting for Variable Interest Entities” as of January 1, 2004. Such losses are not allocated to the General Partner and BUC holders as such activity is not contemplated by, or addressed in, the Agreement of Limited Partnership.
Cash distributions are currently made on a quarterly basis but may be made on a monthly or semiannual basis at the election of AFCA 2.
3. Investments in Tax-Exempt Bonds
The Company had the following investments in tax-exempt mortgage revenue bonds as of the dates shown:

	June 30, 2007
		Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Description of Tax-Exempt Mortgage Revenue Bonds

Chandler Creek Apartments	$11,500,000	$—	$(16,100)	$11,483,900
Clarkson College	6,110,833	—	(630,665)	5,480,168
Bella Vista	6,800,000	—	(147,560)	6,652,440
Deerfield Apartments	3,390,000	21,970	—	3,411,970
Woodland Park	15,715,000	—	—	15,715,000
Prairiebrook Village	5,862,000	—	—	5,862,000
Gardens of DeCordova	4,870,000	—	—	4,870,000
Gardens of Weatherford	4,702,000	—	—	4,702,000

	$58,949,833	$21,970	$(794,325)	$58,177,478

	December 31, 2006
		Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Description of Tax-Exempt Mortgage Revenue Bonds

Chandler Creek Apartments	$11,500,000	$—	$(81,650)	$11,418,350
Clarkson College	6,135,833	—	(640,785)	5,495,048
Bella Vista	6,800,000	—	—	6,800,000
Deerfield Apartments	3,390,000	—	—	3,390,000

	$27,825,833	$—	$(722,435)	$27,103,398

Unrealized gains or losses on these tax-exempt bonds are recorded to reflect quarterly changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. The current unrealized losses on the bonds are not considered to be other-than-temporary because the Company has the intent and ability to hold these securities until their value recovers or until maturity, if necessary. The unrealized gain or loss will continue to fluctuate each reporting period based on the market conditions and present value of the expected cash flow.
The Chandler Creek bonds are in technical default and interest is being paid on these bonds at a rate below the stated rate. In April 2006, the Company terminated a forbearance agreement with the borrower. The termination of the forbearance agreement allows the Company to seek additional remedies including foreclosure

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
of the property, if necessary. The Company does not currently intend to exercise its right to foreclose on the property as the property continues to pursue alternatives to ultimately satisfy its obligations to its creditors.
In May 2007, the Company acquired the Woodland Park bonds at par value of $15.1 million series A and $0.6 million series B, which together represented 100% of the bond issuance. The bonds earn interest at an annual rate of 6.0% for Series A and 8.0% for Series B with semi-annual interest payments and a stated maturity date of November 1, 2047. The bonds were issued in order to construct a 236 unit multifamily apartment complex in Topeka, Kansas. The apartment complex is currently under construction with an estimated completion date of January 2009. The Company has determined that the underlying entity that supports the bonds does not meet the definition of a VIE and will not be required to be consolidated into the Company’s consolidated financial statements under FIN 46R.
In May 2007, the Company acquired the Gardens of DeCordova bonds at par value of $4.9 million, which represented 100% of the bond issuance. The bonds earn interest at an annual rate of 6.0% with semi-annual interest payments and a stated maturity date of May 1, 2047. The bonds were issued in order to construct a 76 unit multifamily apartment complex in Granbury, Texas. The apartment complex is currently under construction with an estimated completion date of August 2008. The Company has determined that the underlying entity that supports the bonds does not meet the definition of a VIE and will not be required to be consolidated into the Company’s consolidated financial statements under FIN 46R.
In May 2007, the Company acquired the Gardens of Weatherford bonds at par value of $4.7 million, which represented 100% of the bond issuance. The bonds earn interest at an annual rate of 6.0% with semi-annual interest payments and a stated maturity date of May 1, 2047. The bonds were issued in order to construct a 76 unit multifamily apartment complex in Weatherford, Texas. The apartment complex is currently under construction with an estimated completion date of August 2008. The Company has determined that the underlying entity that supports the bonds does not meet the definition of a VIE and will not be required to be consolidated into the Company’s consolidated financial statements under FIN 46R.
In June 2007, the Company acquired the Prairiebrook Village bonds at par value of $5.5 million series A and $0.4 million series B, which together represented 100% of the bond issuance. The bonds earn interest at an annual rate of 6.0% for the series A and 8.0% for the series B with semi-annual interest payments and a stated maturity date of June 1, 2047. The bonds were issued in order to construct a 72 unit multifamily apartment complex in Gardner, Kansas. The apartment complex is currently under construction with an estimated completion date of September 2008. The Company has determined that the underlying entity that supports the bonds does not meet the definition of a VIE and will not be required to be consolidated into the Company’s consolidated financial statements under FIN 46R.
4. Investment in Multifamily Apartment Properties
To facilitate its investment strategy of acquiring additional tax-exempt mortgage bonds secured by multifamily apartment properties (“MF Properties”), the Partnership may acquire ownership positions in apartment properties. The Partnership expects to ultimately restructure the property ownership through a sale of the MF Properties and a syndication of low income housing tax credits (“LIHTCs”). The Partnership expects to provide the tax-exempt mortgage revenue bonds to the new property owners as part of the restructuring. Such restructurings will generally be expected to be initiated within 36 months of the initial investment in MF Properties and will often coincide with the expiration of the compliance period relating to LIHTCs previously

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
issued with respect to the MF Property. The Partnership will not acquire LIHTCs in connection with these transactions.
On June 29, 2007, America First LP Holding Corp. (“Holding Corp.”), a wholly-owned subsidiary of the Partnership, acquired 99% limited partner interests in six Ohio limited partnerships (the “Property Partnerships”) for a cash purchase price of approximately $9.2 million plus assumed debt and other liabilities of approximately $15.7 million. Each Property Partnership owns a multifamily apartment property, of which four are located in Ohio and two are located in Kentucky. The cash portion of the purchase price was funded by cash on hand. In connection with the acquisition, the Property Partnerships refinanced their existing debt with an aggregate loan of approximately $19.9 million from JP Morgan Chase Bank, N.A. The interest rate on this mortgage is variable and is calculated as LIBOR plus 1.55%. As of the transaction date, LIBOR was 5.32% and the interest on the mortgage was 6.87%. The mortgage matures in July 2009. The Company has guaranteed the payment of certain exceptions from the nonrecourse provisions and certain environmental obligations, should they arise, in connection the JP Morgan loan. The 1% general partner interests in the six Property Partnerships were acquired by Atlantic Development GP Holding Corp., a party unaffiliated with the Partnership, with the proceeds of an approximately $62,000 loan from Holding Corp. This 1% ownership interest is reflected in the consolidated financial statements as minority interest.
SFAS No. 141, Business Combinations, requires that the total purchase price be allocated to the Property Partnerships’ net tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. While the assets and liabilities of the Property Partnerships are included in the Company’s consolidated balance sheet at June 30, 2007, there were no results of operations from the Property Partnership recorded in the Company’s consolidated statement of operations for the three and six periods ended on that date due to the fact that the interest in the Property Partnerships was acquired on the last business day of the period. The table below shows the unaudited pro forma condensed consolidated results of operations of the Company as if the Property Partnerships’ had been acquired at the beginning of the period presented:

	For the Six Months	For the Six Months
	Ended,	Ended,
	June 30, 2007	June 30, 2006
Revenues	$10,768,209	$9,657,285

Net income	1,002,696	229,806

Net income allocated to BUC holders	2,109,345	1,521,659

BUC holders’ interest in net income per unit (basic and diluted):

Net income, basic and diluted, per unit	$0.18	$0.15
The pro forma financial information represents the historical operating results of the combined company with adjustments for purchase accounting and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
The Company had the following investments in MF Properties as of June 30, 2007:

				Buildings	Carrying
		Number		and	Value at
Property Name	Location	of Units	Land	Improvements	June 30, 2007
Eagle Ridge	Erlanger, KY	64	$290,763	$2,362,445	$2,653,208
Meadowview	Highland Heights, KY	118	703,936	4,837,044	5,540,980
Crescent Village	Cincinnati, OH	90	353,117	4,274,568	4,627,685
Willow Bend	Hilliard, OH	92	580,130	2,975,236	3,555,366
Postwoods I	Reynoldsburg, OH	92	572,066	3,221,174	3,793,240
Postwoods II	Reynoldsburg, OH	88	576,438	3,245,788	3,822,226

					23,992,705

Less accumulated depreciation					—

Balance at June 30, 2007					$23,992,705

The purchase price allocation is preliminary pending the finalization of the purchase accounting.
5. Debt Financing
The Company’s long-term debt is provided by securitization transactions through the Merrill Lynch P-Float program which are accounted for as secured borrowings and, in effect, provide variable-rate financing for the acquisition of new, or the securitization of existing, tax-exempt mortgage revenue bonds. The Company’s debt financing of $58.9 million bears interest at a weekly floating bond rate, including associated remarketing, credit enhancement, liquidity and trustee fees, that averaged 4.4% per annum and 3.9% per annum during the six months ended June 30, 2007 and 2006, respectively and 4.5% per annum and 3.9% per annum during the three months ended June 30, 2007 and 2006 respectively. Maturity dates for the Company’s debt financing range from 2008 through 2038.
6. Issuance of Additional Beneficial Unit Certificates
In April 2007, the Company issued, through an underwritten public offering, a total of 3,675,000 BUCs at a public offering price of $8.06 per BUC. Net proceeds realized by the Company from the issuance of the additional BUCs were approximately $27.5 million, after payment of an underwriter’s discount and other offering costs of approximately $2.1 million. The proceeds were used to acquire additional tax-exempt revenue bonds and other investments meeting the Partnership’s investment criteria as described in Notes 3 and 4, and for general working capital needs. The offering was made pursuant to a shelf registration statement filed with the Securities and Exchange Commission
7. Related Party Transactions
The General Partner is entitled to receive an administrative fee from the Company of up to 0.45% of the outstanding principal balance of any tax-exempt mortgage revenue bond or other mortgage investment, unless another third party is required to pay such administrative fee. For the three and six months ended June 30, 2007, the Company’s administrative fees to the General Partner were $103,000 and $223,000 respectively. For

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
the three and six months ended June 30, 2006, the Company’s administrative fees to the General Partner were $118,000 and $196,000, respectively.
An affiliate of the General Partner provides property management services for many of the apartment communities financed by the Partnership’s tax exempt bonds. As of June 30, 2007, this affiliate was providing property management services for Ashley Square, Ashley Pointe at Eagle Crest, Iona Lakes Apartments, Bent Tree Apartments, Lake Forest Apartments, Clarkson College, Chandler Creek Apartments, Deerfield Apartments, and Fairmont Oaks Apartments. The management fees paid by the property owners to the affiliate of the General Partner amounted to $158,000 for the three months ended June 30, 2007, and $197,000 for the three months ended June 30, 2006. The management fees paid by the property owners to the affiliate of the General Partner amounted to $277,000 for the six months ended June 30, 2007, and $363,000 for the six months ended June 30, 2006. These property management fees are paid by the respective properties prior to the payment of any interest on the tax-exempt mortgage revenue bonds and taxable loans held by the Partnership on these properties.
The property management affiliate of the General Partner also assumed the management of the six MF Properties described in Note 4 on June 29, 2007, and will receive property management fees from the Property Partnerships described in Note 4 in connection therewith. No property management fees were paid to the property management affiliate of the General Partner for the six MF Properties during the three and six months ended June 30, 2007.
8. Interest Rate Cap Agreements
The Company has four interest rate cap agreements with a combined notional amount of $45.0 million in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing. The Property Partnerships described in Note 4 also entered into an interest rate cap with a notional amount of $19.9 million in conjunction with the variable rate mortgage loan acquired by the Property Partnerships to finance the six MF Properties described in Note 4. The terms of the cap agreements are as follows:

	Principal of	Effective		Maturity	Purchase
Date Purchased	Debt Financing	Capped Rate		Date	Price	Counter party
July 7, 2006	$10,000,000	4.75%		July 1, 2011	$159,700	US Bank

November 1, 2002	$10,000,000	3.75	% (1)	November 1, 2007	$250,000	Bank of America

February 1, 2003	$15,000,000	4.25	% (2)	January 1, 2010	$608,000	Bank of America

May 1, 2007	$10,000,000	4.75%		May 1, 2012	$65,500	US Bank

June 29, 2007	$19,920,000	8.30%		July 1, 2009	$17,500	JP Morgan

(1)	The counterparty has the right to convert the cap into a fixed rate swap with an effective fixed interest rate to the Partnership of 3.50%.

(2)	The counterparty has the right to convert the cap into a fixed rate swap with an effective fixed interest rate to the Partnership of 3.85%.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
These interest rate caps do not qualify for hedge accounting; accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of the interest rate caps resulted in a reduction of interest expense of approximately $150,000 and $118,000 for the three and six months ended June 30, 2007, respectively, and in a reduction of interest expense of approximately $58,000 and $123,000 for the three and six months ended June 30, 2006, respectively.
9. Segment Reporting
For financial reporting purposes, effective June 29, 2007 with the acquisition of the MF Properties described in Note 4, the Company now has three reportable segments: Tax-Exempt Bond Investments, MF Properties, and the VIEs. In addition to the three reportable segments, the Company also separately reports its consolidating and eliminating entries since it does not allocate certain items to the segments.
Tax-Exempt Bond Investments
The Tax-Exempt Bond Investments segment consists of the Company’s portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments that are not owned by VIEs. Such tax exempt bonds are held as long-term investments. As of June 30, 2007, the Company held eight tax-exempt bonds not associated with VIEs. The multifamily apartment properties financed by these tax exempt bonds contain a total of 1,034 rental units.
MF Properties Segment
The MF Properties segment consists of indirect equity interests in multifamily apartment properties which are not currently financed by tax-exempt bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring. In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties. The Partnership’s interests in its current MF Properties are not currently classified as Assets Held for Sale because the Partnership is not actively marketing their sale, there is no definitive purchase agreement in existence, and no sale is expected in the next twelve months. During the time the Partnership holds an interest in a MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property. Any such cash distribution will contribute to the Partnership’s Cash Available for Distribution (“CAD”). As of June 30, 2007, the Company held interest in six MF Properties containing a total of 544 rental units.
The VIE Segment
The VIE segment consists of multifamily apartment properties which are financed with tax-exempt bonds held by the Partnership, the assets, liabilities and operating results of which are consolidated with those of the Partnership as a result of its adoption of FIN 46R. The tax exempt bonds on these VIE properties are eliminated from the Company’s financial statements as a result of such consolidation, however, such bonds are held as long-term investments by the Partnership which continues to be entitled to receive principal and interest payments on such bonds. The Company does not actually own an equity position in the VIEs or their underlying properties. As of June 30, 2007, the Company consolidated eight VIE multifamily apartment properties containing a total of 1,764 rental units.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
Management closely monitors and evaluates the financial reporting associated with and the operations of the VIEs and the MF Properties and performs such evaluation separately from the operations of the Partnership through interaction with the property management company which manages the multifamily apartment properties held by the VIEs and the MF Properties.
Management’s goals with respect to the properties constituting each of the Company’s operating segments is to generate increasing amounts of net rental income from these properties that will allow them to (i) make all payments of base interest, and possibly pay contingent interest, on the properties included in the Tax Exempt Bond Investments segment and the VIE segment, and (ii) distribute net rental income to the Partnership from the MF Properties segment until such properties can be refinanced with additional tax-exempt mortgage bonds meeting the Partnership’s investment criteria. In order to achieve these goal, management of these multifamily apartment properties is focused on: (i) maintaining high economic occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties; and (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas.
The following table details certain key financial information for the Company’s reportable segments for the periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total revenues
Tax Exempt Bond Financing	$2,572,009	$2,002,756	$4,653,118	$3,929,132
VIEs	3,508,156	3,457,716	7,084,406	6,858,152
Consolidation/eliminations	(1,631,053)	(1,555,983)	(3,080,950)	(3,085,500)

Total revenues	$4,449,112	$3,904,489	$8,656,574	$7,701,784

Net income
Tax Exempt Bond Financing	$1,637,138	$1,291,389	$2,891,799	$2,421,436
VIEs	(1,456,747)	(1,420,806)	(2,503,573)	(2,862,105)
Consolidation/eliminations	581,547	774,251	1,312,489	1,546,038

Net income	$761,938	$644,834	$1,700,715	$1,105,369

	June 30,	December 31,
	2007	2006
Total assets
Tax Exempt Bond Financing	$174,856,174	$133,887,842
MF Properties	26,692,484	—
VIEs	60,034,529	58,969,966
Consolidation/eliminations	(100,934,449)	(92,657,619)

Total assets	$160,648,738	$100,200,189

Due to the date of the acquisition, no revenues or income are shown for the MF Properties segment.
10. Discontinued Operations and Assets Held for Sale
During the quarter and six months ended June 30, 2006, Northwoods Lake Apartments, a VIE, was considered a discontinued operation and, accordingly, its results of operations for such periods were reported as discontinued

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
operations and disclosed as a single line item on the Company’s consolidated statements of operations. The sale of Northwoods Lake Apartments was completed in August of 2006. There were no assets or liabilities of discontinued operations included in the balance sheet as of June 30, 2007 or December 31, 2006.
The following table presents the revenues and net income for the discontinued operations for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Rental Revenues	$—	$1,013,761	$—	$2,018,429

Expenses	—	802,022	—	1,613,235

Net Income	$—	$211,739	$—	$405,194

11. Recently Issued Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. The interpretation clarifies the accounting for uncertainty in tax positions. The interpretation, effective for the Company beginning in the first quarter of 2007, did not have a material effect on the Partnership’s financial statements.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (“SFAS No. 157”). This statement does not require new fair value measurements, however, it provides guidance on applying fair value and expands required disclosures. SFAS No. 137 is effective beginning in the first quarter of 2008. The Company is currently assessing the impact SFAS No. 157 may have on the consolidated financial statements.
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). This statement permits, but does not require, entities to choose to measure many financial instruments and certain other items as fair value. SFAS No. 159 is effective for us beginning in the first quarter of 2008. The Company is currently assessing the impact SFAS No. 159 may have on the consolidated financial statements.
In June, 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of this SOP are effective for the Company on January 1, 2008. The Company is currently evaluating this new guidance and has not determined whether it will be required to apply the provisions of the Guide in presenting its financial statements.
12. Commitments and Contingencies
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are frequently covered by insurance. If it has been determined that a loss is probable to occur, the estimated amount of the loss is accrued in the consolidated financial statements. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In this Management’s Discussion and Analysis, the “Partnership” refers to America First Tax Exempt Investors, L.P. and its subsidiary on a consolidated basis and the “Company” refers to the consolidated financial information of the Partnership and certain entities that own multifamily apartment projects financed with mortgage revenue bonds held by the Partnership that are treated as “variable interest entities” (“VIEs”) because the Partnership has been determined to be the primary beneficiary of these entities although it does not hold an equity position in them.
Critical Accounting Policies
The Company’s critical accounting policies are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Executive Summary
The Partnership’s purpose is to acquire and hold as long-term investments a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. At June 30, 2007, the Partnership held 16 tax exempt mortgage bonds, eight of which are secured by properties held by VIEs and, therefore, eliminated in consolidation on the Company’s financial statements. The properties underlying the eight non-consolidated tax-exempt mortgage bonds contain a total of 1,034 rental units. At June 30, 2006, the Partnership held four non-consolidated tax-exempt mortgage bonds secured by apartment properties containing a total of 574 rental units.
To facilitate its investment strategy of acquiring additional tax exempt mortgage bonds secured by multifamily apartment properties, the Partnership may acquire ownership positions in apartment properties (“MF Properties”). The Partnership expects to ultimately restructure the property ownership through a sale of the MF Properties and a syndication of low income housing tax credits (“LIHTCs”). The Partnership expects to provide the tax-exempt mortgage revenue bonds to the new property owners as part of the restructuring. Such restructurings will generally be expected to be initiated within 36 months of the initial investment in MF Properties and will often coincide with the expiration of the compliance period relating to LIHTCs previously issued with respect to the MF Property. The Partnership will not acquire LIHTCs in connection with these transactions. As of June 30, 2007, the Partnership’s wholly-owned subsidiary, America First LP Holding Corp., held limited partnership interests in six entities that own MF Properties containing a total of 544 rental units.
The VIEs’ primary operating strategy focuses on multifamily apartment properties as long-term investments. Each VIE owns one multifamily apartment property that has been financed by a tax-exempt mortgage revenue bond held by the Partnership. As of June 30, 2007, the Company consolidated eight VIE multifamily apartment properties containing a total of 1,764 rental units. As of June 30, 2006, the Company consolidated nine VIE multifamily apartment properties containing a total of 2,256 rental units.
The consolidated financial statements of the Company include the accounts of the Partnership and the VIEs. All significant transactions and accounts between the Partnership and the VIEs have been eliminated in consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Information Regarding Apartment Properties
The following table outlines certain information regarding the apartment properties on which the Partnership holds tax-exempt mortgage bonds (separately identifying those treated as VIEs) and the MF Properties owned by the Partnership. The narrative discussion that follows provides a more detailed operating analysis of each property during the first six months of 2007. No narrative is provided for the MF Properties since they were not acquired until June 29, 2007.

			Number	Percentage of Occupied		Economic Occupancy (1)
		Number	of Units	Units as of June 30,		for the period ended June 30,
Property Name	Location	of Units	Occupied	2007	2006	2007	2006

Non-Consolidated Properties
Chandler Creek Apartments	Round Rock, TX	216	204	94%	93%	72%	66%
Clarkson College	Omaha, NE	142	96	68%	56%	84%	65%
Deerfield Apartments	Blair, NE	72	50	69%	72%	63%	72%
Bella Vista Apartments (2)	Gainesville, TX	144	124	86%	n/a	59%	n/a
Woodland Park (3)	Topeka, KS	236	n/a	n/a	n/a	n/a	n/a
Prairiebrook Village (3)	Gardner, KS	72	n/a	n/a	n/a	n/a	n/a
Gardens of DeCordova (3)	Granbury, TX	76	n/a	n/a	n/a	n/a	n/a
Gardens of Weatherford(3)	Weatherford, TX	76	n/a	n/a	n/a	n/a	n/a

		1,034	474	83%	82%	70%	87%

VIEs
Ashley Pointe at Eagle Crest	Evansville, IN	150	145	97%	97%	92%	88%
Ashley Square	Des Moines, IA	144	136	94%	90%	80%	84%
Bent Tree Apartments	Columbia, SC	232	204	88%	91%	82%	82%
Fairmont Oaks Apartments	Gainsville, FL	178	176	99%	95%	90%	89%
Iona Lakes Apartments	Ft. Myers, FL	350	260	74%	96%	75%	94%
Lake Forest Apartments	Daytona Beach, FL	240	212	88%	98%	99%	95%
Woodbridge Apts. of Bloomington III	Bloomington, IN	280	248	89%	84%	95%	93%
Woodbridge Apts. of Louisville II	Louisville, KY	190	179	94%	95%	92%	91%

		1,764	1,560	88%	93%	87%	87%

MF Properties
Eagle Ridge(4)	Erlanger, KY	64	56	88%	n/a	n/a	n/a
Meadowview (4)	Highland Heights, KY	118	111	94%	n/a	n/a	n/a
Crescent Village(4)	Cincinnati, OH	90	87	97%	n/a	n/a	n/a
Willow Bend (4)	Columbus (Hilliard), OH	92	91	99%	n/a	n/a	n/a
Postwoods I (4)	Reynoldsburg, OH	92	85	92%	n/a	n/a	n/a
Postwoods II (4)	Reynoldsburg, OH	88	83	94%	n/a	n/a	n/a

		544	513	94%	n/a	n/a	n/a

(1)	Economic occupancy is presented for the six months ended June 30, 2007 and 2006, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented, therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(2)	Bella Vista was under initial construction as of June 30, 2006, and therefore has no occupancy data for that period.

(3)	These properties were under initial construction as of June 30, 2007, and therefore has no occupancy data.

(4)	Previous period data and economic occupancy percentages are not available for MF Properties due to date of acquisition.
Ashley Pointe – Ashley Pointe at Eagle Crest is located in Evansville, Indiana. In the first half of 2007, Net Operating Income (calculated as property revenue less salaries, advertising, administration, utilities, repair and maintenance, insurance, taxes, and management fee expenses) was $267,000 as compared to $254,000 in 2006. This slight increase was the result of lower utility expenses.

Ashley Square – Ashley Square Apartments is located in Des Moines, Iowa. In the first half of 2007, Net Operating Income was $125,000 as compared to $165,000 in 2006. This decrease was the result of a decline in rental revenues due to a significant capital improvement project which resulted in varying numbers of rental units being unavailable for rent. Operational expenses, primarily snow removal costs, also contributed to this decline. The capital improvement project was completed in the first quarter of 2007 and property management saw improved occupancy and rental revenue figures in the second quarter.
Bella Vista – Bella Vista Apartments is located in Gainesville, Texas. Construction was completed in May 2007. June 2007 was the first full month of operations at Bella Vista. Net Operating income for the month was $56,920.
Bent Tree – Bent Tree Apartments is located in Columbia, South Carolina. In the first half of 2007, Net Operating Income was $390,000 as compared to $313,000 in 2006. This increase was the result of both increased revenues and lower operating expenses. Specifically, total property revenue increased $28,000 while repair, utility expenses, and general office expenses declined $27,000.
Chandler Creek – Chandler Creek Apartments is located in Round Rock, Texas. In the first half of 2007, the property recognized Net Operating Income of $469,000 as compared to Net Operating Income of $311,000 in 2006. The gain is primarily attributable to a successful real estate tax assessments appeal of approximately $141,000 for the period. Partially offsetting the affects of this appeal were decreases in total revenue and increases in administrative costs for the period. The Chandler Creek bonds are in technical default and interest is being paid on these bonds at a rate below the stated rate. Chandler Creek is current on these reduced rate interest payments.
Clarkson College – Clarkson College is a 142 bed student housing facility located in Omaha, Nebraska. In the first half of 2007, Net Operating Income was $457,000 as compared to $341,000 in 2006. The increase is attributable to increases in occupancy resulting in increased property revenue. Clarkson College is current on its base interest payments on the bond held by the Partnership on this property.
Deerfield – Deerfield Apartments is located in Blair, Nebraska. In the first half of 2007, Net Operating Income was $64,000. Occupancy, and thereby rental revenues, at Deerfield is the property’s most significant operating issue. Property management is working diligently on this issue. Deerfield is current on its base interest payments on the bonds held by the Partnership on this property.
Fairmont Oaks – Fairmont Oaks Apartments is located in Gainesville, Florida. In the first half of 2007, Net Operating Income was $423,000 as compared to $362,000 in 2006. This increase was the result of increased rental revenues resulting from increased rental rates.
Gardens of DeCordova – The Gardens of DeCordova Apartments is currently under construction in Granbury, Texas and will contain 76 units upon completion. Construction is scheduled to be complete in August 2008.
Gardens of Weatherford – The Gardens of Weatherford Apartments is currently under construction in Weatherford, Texas and will contain 76 units upon completion. Construction is scheduled to be complete in August 2008.
Iona Lakes – Iona Lakes Apartments is located in Fort Myers, Florida. In the first half of 2007, Net Operating Income was $686,000 as compared to $822,000 in 2006. This decline is directly attributable to a decline in occupancy. The decline in occupancy resulted from a number of month-to-month tenants returning to their hurricane damaged homes where repairs were recently completed.

Lake Forest – Lake Forest Apartments is located in Daytona Beach, Florida. In the first half of 2007, Net Operating Income was $573,000 as compared to $600,000 in 2006. This decrease was attributable to increased real estate taxes and property and liability insurance costs.
Prairiebrook Village – Prairiebrook Village Apartments is currently under construction in Gardner, Kansas and will contain 72 units upon completion. Construction is scheduled to be complete in September 2008.
Woodbridge at Bloomington – Woodbridge Apartments at Bloomington is located in Bloomington, Indiana. In the first half of 2007, Net Operating Income was $643,000 as compared to $586,000 in 2006. The increase is due to decreased real estate tax expenses as a result of a successful appeal.
Woodbridge at Louisville – Woodbridge Apartments at Louisville is located in Louisville, Kentucky. In the first half of 2007, Net Operating Income was $405,000 as compared to $398,000 in 2006. The increase is due to increased rental revenues resulting from increased occupancy.
Woodland Park – Woodland Park Apartments is currently under construction in Topeka, Kansas and will contain 236 units upon completion. Construction is scheduled to be complete in January 2009.
Results of Operations
Consolidated Results of Operations
The following discussion of the Company’s results of operations for the three and six months ended June 30, 2007 and 2006 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Three Months Ended June 30, 2007 compared to Three Months Ended June 30, 2006 (Consolidated)
Change in Results of Operations

	For the Three	For the Three
	Months Ended	Months Ended	Dollar
	June 30, 2007	June 30, 2006	Change
Income
Property revenues	$3,508,156	$3,457,715	$50,441
Mortgage revenue bond investment income	631,855	361,318	270,537
Other interest income	309,101	85,456	223,645

	4,449,112	3,904,489	544,623

Expenses
Real estate operating (exclusive of items shown below)	2,189,457	2,197,937	(8,480)
Depreciation and amortization	569,503	565,654	3,849
Interest	526,099	396,461	129,638
General and administrative	402,115	311,342	90,773

	3,687,174	3,471,394	215,780

Income from continuing operations	761,938	433,095	328,843
Income from discontinued operations	—	211,739	(211,739)

Net income	$761,938	$644,834	$117,104

Property revenues. Property revenues associated with the apartment properties of the consolidated VIEs increased due to higher levels of other property income such as fees, charges, and interest income. Offsetting these increases was a slight decline in rental revenues. Economic occupancy was 85% in the second quarter of 2007 and 91% in the second quarter of 2006. Average monthly rents per unit for the second quarter of 2007 were $627 as compared to $650 in 2006.
Mortgage revenue bond investment income. Mortgage revenue bond investment income increased in the second quarter of 2007 compared to the same period in 2006 due largely to the acquisition of $31.1 million of additional tax-exempt mortgage revenue bonds in the second quarter of 2007, the acquisition of the Deerfield tax exempt bond in October 2006, and the acquisition of the Bella Vista tax exempt bond in April 2006. All base interest payments due on the mortgage revenue bonds were paid currently during the second quarter of 2007.
Other interest income. The increase in other interest income from the quarter ended June 30, 2006 is attributable to an increase in temporary investments in liquid securities. The proceeds from the sale of Northwoods Lake during the third quarter of 2006 and the issuance of additional Beneficial Unit Certificates (“BUCs”) in April of 2007 generated additional cash that was invested in short term liquid securities while the Company explored longer term investment options.
Real estate operating expenses. Real estate operating expenses associated with the apartment properties of the consolidated VIEs are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues. Overall real estate expenses during the second quarter of 2007 were consistent with those incurred in the second quarter of 2006.
Depreciation and amortization expense. Depreciation and amortization consist primarily of depreciation associated with the apartment properties of the consolidated VIEs. The Company incurred additional depreciation expense in the second quarter of 2007 due to capital improvements at Ashley Square and Iona Lakes which were completed in the first quarter of 2007. This increase was offset, however, by a reduction in depreciation expenses at Ashley Pointe due to certain assets at that property becoming fully depreciated in the second quarter of 2006.
Interest expense. Interest expense increased approximately $130,000 in the three month period ended June 30, 2007 compared to June 30, 2006. The increase in interest expense was due to a higher average interest rate on the Company’s borrowings and higher levels of borrowing. The average interest rate on Company borrowings was 4.5% per annum during the second quarter of 2007 as compared to 3.9% per annum in second quarter 2006 and accounted for approximately $69,000 of the increase. Higher levels of borrowing during the second quarter of 2007 resulted in additional interest expense of approximately $150,000.
Offsetting this increase in interest expense were the effects of the interest rate cap agreements which decreased interest expense by approximately $92,000 more in the second quarter of 2007 than the second quarter of 2006. The Company manages its interest rate risk on its debt financing by entering into interest rate cap agreements that cap the amount of interest expense it pays on its floating rate debt financing. The Company’s interest rate cap agreements do not qualify for hedge accounting, and, therefore, any changes in the fair value of the caps are recognized in current period earnings. Fair value changes are classified as adjustments to interest expense in the consolidated statements of operations. These fair value adjustments through earnings can cause a significant fluctuation in reported net income, although it has no impact on the Company’s cash flow.
General and administrative expenses. General and administrative expenses increased in the second quarter of 2007 compared to the second quarter of 2006 largely due to printing costs, professional fees and travel costs associated with new investments made during the period.
Discontinued Operations. During the quarter ended June 30, 2006, Northwoods Lake Apartments, a VIE, was considered a discontinued operation and, accordingly, its results of operations for such period were reported as discontinued operations and disclosed as a single line item on the Company’s consolidated statements of operations. The sale of Northwoods Lake Apartments was completed in August of 2006. No operations were classified as discontinued operations during the second quarter of 2007.

Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006 (Consolidated)
Change in Results of Operations

	For the Six	For the Six
	Months Ended	Months Ended	Dollar
	June 30, 2007	June 30, 2006	Change
Income
Property revenues	$7,084,406	$6,858,152	$226,254
Mortgage revenue bond investment income	1,054,293	626,368	427,925
Other interest income	517,875	217,264	300,611

	8,656,574	7,701,784	954,790

Expenses
Real estate operating (exclusive of items shown below)	4,150,972	4,322,135	(171,163)
Depreciation and amortization	1,056,883	1,178,906	(122,023)
Interest	1,054,897	780,942	273,955
General and administrative	693,107	719,626	(26,519)

	6,955,859	7,001,609	(45,750)

Income from continuing operations	1,700,715	700,175	1,000,540
Income from discontinued operations	—	405,194	(405,194)

Net income	$1,700,715	$1,105,369	$595,346

Property revenues. Property revenues increased due to higher levels of other property income such as fees, charges, and interest income. Offsetting these increases was a slight decline in rental revenues. Economic occupancy was 87% in the first half of both 2007 and 2006. Average monthly rents per unit for the first half of 2007 were $638 as compared to $645 in 2006.
Mortgage revenue bond investment income. Mortgage revenue bond investment income increased in the first half of 2007 compared to the same period in 2006 due largely to the acquisition of $31.1 million of additional tax-exempt mortgage revenue bonds in the second quarter of 2007, the acquisition of the Deerfield tax exempt bond in October 2006, and the acquisition of the Bella Vista tax exempt bond in April 2006. All base interest payments due on the mortgage revenue bonds were paid currently during the first half of 2007.
Other interest income. The increase in other interest income from the half ended June 30, 2006 is attributable to an increase in temporary investments in liquid securities. The proceeds from the sale of Northwoods Lake during the third quarter of 2006 and the issuance of additional BUCs in April of 2007 generated additional cash that was invested in short term liquid securities while the Company explored longer term investment options.
Real estate operating expenses. Real estate operating expenses associated with the apartment properties of the consolidated VIEs are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues. Real estate expenses decreased in the first half of 2007 compared to the same period of 2006. Specifically, successful real estate tax appeals resulted in a $100,000 decline in real estate tax expenses. Salaries increased by approximately $57,000 while administrative and utilities costs decreased approximately a combined $93,000.
Depreciation and amortization expense. Depreciation and amortization consist primarily of depreciation associated with the apartment properties of the consolidated VIEs. For the first half of 2007, the Company saw a reduction in depreciation expenses due to certain assets at Ashley Pointe becoming fully depreciated in the second quarter of 2006.
Interest expense. Interest expense increased approximately $274,000 in the six month period ended June 30, 2007 compared to June 30, 2006. The increase in interest expense was due to a higher average interest rate on the Company’s borrowings and higher levels of borrowing. The average interest rate on Company borrowings was 4.4% per annum during the first half of 2007 as compared to 3.9% per annum in the first half of 2006 and accounted for approximately $120,000 of the increase. Higher levels of borrowing during the second quarter of 2007 resulted in additional interest expense of approximately $149,000.
Offsetting this increase in interest expense were the effects of the interest rate cap agreements which decreased interest expense by approximately $5,000 less in the first half of 2007 than the first half of 2006. The Company manages its interest rate risk on its debt financing by entering into interest rate cap agreements that cap the amount of interest expense it pays on its floating rate debt financing. The Company’s interest rate cap agreements do not qualify for hedge accounting, and, therefore, any changes in the fair value of the caps are recognized in current period earnings. Fair value changes are classified as adjustments to interest expense in the consolidated statements of operations. These fair value adjustments through earnings can cause a significant fluctuation in reported net income, although it has no impact on the Company’s cash flow.
General and administrative expenses. General and administrative expenses were lower in the first half of 2007 compared to the first half of 2006 due to litigation related expenses incurred in the first half of 2006. The elimination of these litigation expenses was partially offset in the first half of 2007 by printing costs, professional fees and travel costs associated with new investments made during the period.
Discontinued Operations. During the six months ended June 30, 2006, Northwoods Lake Apartments, a VIE, was considered a discontinued operation and accordingly, its results of operations for such period were reported as discontinued operations and disclosed as a single line item on the Company’s consolidated statements of operations. The sale of Northwoods Lake Apartments was completed in August of 2006. No operations were classified as discontinued operations during the first six months of 2007.
Partnership Only Results of Operations
The following discussion of the Partnership’s results of operations for the three and six months ended June 30, 2007 and 2006 reflects the operations of the Partnership without the consolidation of the VIEs, which is required under FIN 46R. This information is used by management to analyze the Partnership’s operations and is reflective of the segment data discussed in Note 9 to the consolidated financial statements. Although the Partnership’s subsidiary acquired a 99% limited partnership interest in six limited partnerships owning MF Properties on June 29, 2007, no results of operations for the MF Properties are included in the Partnership only results of operation for the three and six months ended June 30, 2007 since such acquisitions occurred on the last business day of the period.

Three Months Ended June 30, 2007 compared to Three Months Ended June 30, 2006 (Partnership Only)
Changes in Results of Operations

	For the Three	For the Three
	Months Ended	Months Ended	Dollar
	June 30, 2007	June 30, 2006	Change
Income
Mortgage revenue bond investment income	$2,062,194	$1,893,548	$168,646
Other interest income	509,815	109,208	400,607

	2,572,009	2,002,756	569,253

Expenses
Interest expense	526,099	393,992	132,107
Amortization expense	6,657	6,033	624
General and administrative	402,115	311,342	90,773

	934,871	711,367	223,504

Income from continuing operations	$1,637,138	$1,291,389	$345,749

Mortgage revenue bond investment income. Mortgage revenue bond investment income increased in the first half of 2007 compared to the same period in 2006 due largely to the acquisition of $31.1 million of additional tax-exempt mortgage revenue bonds in the second quarter of 2007, the acquisition of the Deerfield tax exempt bond in October 2006, and the acquisition of the Bella Vista tax exempt bond in April 2006. These increases were partially offset by the disposition of the tax exempt bonds on Northwoods Lake in the third quarter of 2006. All base interest payments due on the mortgage revenue bonds were paid currently during the second quarter of 2007.
Other interest income. The increase in other interest income is attributable to approximately $231,000 of contingent interest earned in 2007 and an increase in temporary investments in liquid securities. The proceeds from the sale of Northwoods Lake during the third quarter of 2006 and the issuance of additional BUCs in April of 2007 generated additional cash that was invested in short term liquid securities while the Partnership explored longer term investment options.
Interest expense Interest expense increased approximately $132,000 in the three month period ended June 30, 2007 compared to June 30, 2006. The increase in interest expense was due to a higher average interest rate on the Partnership’s borrowings and higher levels of borrowing. The average interest rate on Partnership borrowings was 4.5% per annum during the second quarter of 2007 as compared to 3.9% per annum in second quarter 2006 and accounted for approximately $69,000 of the increase. Higher levels of borrowing during the second quarter of 2007 resulted in additional interest expense of approximately $150,000.
Offsetting the higher interest rates and amounts borrowed, were the affects of the interest rate cap agreements which decreased interest expense by approximately $92,000 more in the second quarter of 2007 than the second quarter of 2006. The Partnership manages its interest rate risk on its debt financing by entering into interest rate cap agreements that cap the amount of interest expense it pays on its floating rate debt financing. The Partnership’s interest rate cap agreements do not qualify for hedge accounting, and, therefore, any changes in the fair value of the caps are recognized in current period earnings. Fair value changes are classified as adjustments to interest expense in the consolidated statements of operations. These fair value adjustments through earnings can cause a significant fluctuation in reported net income, although it has no impact on the Partnership’s CAD.
General and administrative expenses. General and administrative expenses increased in the second quarter of 2007 compared to the second quarter of 2006 largely due to printing costs, professional fees and travel costs associated with new investments made during the period.
Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006 (Partnership Only)
Changes in Results of Operations

	For the Six	For the Six
	Months Ended	Months Ended	Dollar
	June 30, 2007	June 30, 2006	Change
Income
Mortgage revenue bond investment income	$3,909,607	$3,664,742	$244,865
Other interest income	743,511	264,390	479,121

	4,653,118	3,929,132	723,986

Expenses
Interest expense	1,054,897	776,005	278,892
Amortization expense	13,315	12,066	1,249
General and administrative	693,107	719,626	(26,519)

	1,761,319	1,507,697	253,622

Income from continuing operations	$2,891,799	$2,421,435	$470,364

Mortgage revenue bond investment income. Mortgage revenue bond investment income increased in the first half of 2007 compared to the same period in 2006 due largely to the acquisition of $31.1 million of additional tax-exempt mortgage revenue bonds in the second quarter of 2007, the acquisition of the Deerfield tax exempt bond in October 2006, and the acquisition of the Bella Vista tax exempt bond in April 2006. These increases were partially offset by the disposition of the tax exempt bonds on Northwoods Lake in the third quarter of 2006. All base interest payments due on the mortgage revenue bonds were paid currently during the first half of 2007.
Other interest income. The increase in other interest income is attributable to approximately $231,000 of contingent interest earned in 2007 and an increase in temporary investments in liquid securities. The proceeds from the sale of Northwoods Lake during the third quarter of 2006 and the issuance of additional BUCs in April of 2007 generated additional cash that was invested in short term liquid securities while the Partnership explored longer term investment options.
Interest expense. Interest expense increased approximately $279,000 in the six month period ended June 30, 2007 compared to June 30, 2006. The increase in interest expense was due to a higher average interest rate on the Partnership’s borrowings and higher levels of borrowing. The average interest rate on Partnership borrowings was 4.4% per annum during the first half of 2007 as compared to 3.9% per annum in the first half of

2006 and accounted for approximately $120,000 of the increase. Higher levels of borrowing during the second quarter of 2007 resulted in additional interest expense of approximately $149,000.
Offsetting the higher interest rates and amounts borrowed, were the affects of the interest rate cap agreements which decreased interest expense by approximately $5,000 less in the first half of 2007 than the first half of 2006. The Partnership manages its interest rate risk on its debt financing by entering into interest rate cap agreements that cap the amount of interest expense it pays on its floating rate debt financing. The Partnership’s interest rate cap agreements do not qualify for hedge accounting, and, therefore, any changes in the fair value of the caps are recognized in current period earnings. Fair value changes are classified as adjustments to interest expense in the consolidated statements of operations. These fair value adjustments through earnings can cause a significant fluctuation in reported net income, although it has no impact on the Partnership’s CAD.
General and administrative expenses. General and administrative expenses were lower in the first half of 2007 compared to the first half of 2006 due to litigation related expenses incurred in the first half of 2006. The elimination of these litigation expenses was partially offset in the first half of 2007 by printing costs, professional fees and travel costs associated with new investments made during the period.
Liquidity and Capital Resources
Partnership Liquidity
Tax-exempt interest earned on the mortgage revenue bonds, including those financing properties held by VIEs, represents the Partnership’s principal source of cash flow. The Partnership may also receive cash distributions from equity interests held in MF Properties. Tax-exempt interest is primarily comprised of base interest payments received on the Partnership’s tax-exempt mortgage revenue bonds. Certain of the tax-exempt mortgage revenue bonds may also generate payments of contingent interest to the Partnership from time to time when the underlying apartment properties generate excess cash flow. Since base interest on each of the Partnership’s mortgage revenue bonds is fixed, the Partnership’s cash receipts tend to be fairly constant period to period unless the Partnership acquires or disposes of its investments in tax-exempt bonds. Changes in the economic performance of the properties financed by tax-exempt bonds with a contingent interest provision will affect the amount of contingent interest, if any, paid to the Partnership. Similarly, the economic performance of MF Properties will affect the amount of cash distributions, if any, received by the Partnership from its ownership of these properties. The economic performance of a multifamily apartment property depends on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market area in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of an apartment property. The primary uses of cash by apartment properties are: (i) the payment of operating expenses; and (ii) the payment of debt service. Other sources of cash include debt financing and the sale of additional BUCs.
The Partnership’s principal uses of cash are the payment of distributions to BUC holders, interest and principal on debt financing and general and administrative expenses. The Partnership also uses cash to acquire additional investments. Distributions to BUC holders may increase or decrease at the determination of the General Partner. The Partnership is currently paying distributions at the rate of $0.54 per BUC per year. The General Partner determines the amount of the distributions based upon the projected future cash flows of the Partnership. Future distributions to BUC holders will depend upon the amount of base and contingent interest received on its tax-exempt mortgage revenue bonds and cash received from other investments (including MF Properties), the amount of its borrowings and the effective interest rate these borrowings, and the amount of the Partnership’s undistributed cash.
The Partnership believes that cash provided by its tax-exempt mortgage revenue bonds and other investments will be adequate to meet its projected long-term liquidity requirements, including the payment of expenses, interest and distributions to BUC holders. Recently, income from investments has not been sufficient to fund such expenditures without utilizing cash reserves to supplement the deficit. See discussion below regarding “Cash Available for Distribution.”
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
Consolidated Liquidity
On a consolidated basis, cash provided by operating activities for the six months ended June 30, 2007 decreased $1,587,814 compared to the same period a year earlier mainly due to changes in working capital components. Cash from investing activities decreased $42,224,050, for the six months ended June 30, 2007 compared to the same period in 2006 primarily due to the purchase of the MF Properties and the acquisition of additional tax-exempt revenue bonds in 2007. Cash from financing activities increased $45,175,782 for the six months ended June 30, 2007 compared to the same period in 2006. This is the result of the receipt of proceeds from the mortgage for the MF Properties, additional issuances of debt in the P-Float program, and the sale of additional Beneficial Unit Certificates offset by the payment of liabilities assumed.
In connection with the acquisition of the Property Partnerships an aggregate loan of approximately $19.9 million from JP Morgan Chase Bank, N.A. was utilized to refinance the existing mortgages acquired in the transaction. The interest rate on this mortgage is variable and is calculated as LIBOR plus 1.55%. As of the transaction date, LIBOR was 5.32% and the interest on the mortgage was 6.87%. The mortgage matures in July 2009. In addition, the Company entered into two new P-Float securitization transactions for a total of $13.3 million of new debt. Such securitization transactions through the Merrill Lynch P-Float program are accounted for as secured borrowings and, in effect, provide variable-rate financing for the acquisition of new, or the securitization of existing, tax-exempt mortgage revenue bonds. This debt financing bears interest at a weekly floating bond rate, including associated remarketing, credit enhancement, liquidity and trustee fees. The average interest rates for all debt in the P-Float program was 4.4% per annum and 3.9% per annum during the six months ended June 30, 2007 and 2006, respectively. Maturity dates for the Company’s debt financing range from 2008 through 2038.
Recently the financial markets have experienced a re-pricing of risk and a reduction of liquidity in response to serious credit issues being experienced in the single-family subprime mortgage industry. The Partnership is an investor in multi-family properties and tax-exempt mortgage bonds and does not have single family or subprime exposures. The general partner believes that the current tightening of credit may create opportunities for additional investments consistent with the Partnerships investment strategy.
Cash Available for Distribution (“CAD”)

Management utilizes a calculation of Cash Available for Distribution (“CAD”) as a means to determine the Partnership’s ability to make distributions to BUC holders. The General Partner believes that CAD provides relevant information about its operations and is necessary along with net income for understanding its operating results. To calculate CAD, amortization expense related to debt financing costs and bond reissuance costs, Tier 2 income due to the General Partner as defined in the Agreement of Limited Partnership, interest rate cap expense or income, provision for loan losses, impairments on bonds, losses related to VIEs including the cumulative effect of accounting change and depreciation expense are added back to the Company’s net income (loss) as computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management evaluates two measures of CAD by further breaking down the calculation into Total CAD and CAD excluding contingent interest and realized gains. There is no generally accepted methodology for computing CAD, and the Company’s computation of CAD may not be comparable to CAD reported by other companies. Although the Company considers CAD to be a useful measure of its operating performance, CAD should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP.
The Partnership’s regular annual distributions are currently equal to $0.54 per BUC, or $0.135 per quarter per BUC. In recent years, CAD excluding contingent interest and realized gains has not been sufficient to fund such distributions without utilizing cash reserves to supplement the deficit. In addition, the Partnership issued 3,675,000 additional BUCs in April 2007 and may issue additional BUCs in the future. The General Partner believes that the Partnership has an opportunity to increase its CAD excluding contingent interest and realized gains to a level that equals or exceeds the current distribution rate by fully investing, on a leveraged basis, the cash and cash equivalents currently held by the Partnership in new investments. As of June 30, 2007, the Partnership is not fully invested, on a leveraged basis. Additionally, the impact on CAD of the significant investments made during the second quarter will not be fully realized until the third quarter. The General Partner believes that current investment opportunities will allow the Partnership to become fully invested in the near future. The General Partner currently estimates that the impact on CAD of investments made during the second quarter will be sufficient to increase CAD to a level that equals or exceeds the current quarterly distribution amount.
The following tables show the calculation of CAD and the break-down of Total CAD and CAD excluding contingent interest and realized gains for the three and six months ended June 30, 2007 and 2006.

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net income	$761,938	$644,834	$1,700,715	$1,105,369
Net loss from VIEs	1,456,747	1,420,806	2,503,573	2,862,105
Eliminations due to VIE consolidation	(581,547)	(774,251)	(1,312,489)	(1,546,038)

Income before impact of VIE consolidation	1,637,138	1,291,389	2,891,799	2,421,436
Change in fair value of derivatives and interest rate cap amortization	(149,839)	(58,140)	(117,886)	(123,136)
Tier 2 Income	(57,830)	—	(57,830)	—
Amortization expense (Partnership only)	6,657	6,033	13,315	12,066

Total CAD	$1,436,126	$1,239,282	$2,729,398	$2,310,366

Contingent interest and realized gains Contingent interest	$231,319	$—	$231,319	$—

CAD from contingent interest and realized gains	231,319	—	231,319	—

CAD excluding contingent interest and realized gains	$1,204,807	$1,239,282	$2,498,079	$2,310,366

Weighted average number of units outstanding, basic and diluted	13,050,565	9,837,928	11,453,121	9,837,928

Total CAD per unit	$0.11	$0.13	$0.24	$0.23
CAD from contingent interest and realized gains, per unit	$0.02	$—	$0.02	$—
CAD excluding contingent interest and realized gains, per unit	$0.09	$0.13	$0.22	$0.23
Contractual Obligations Table
The Partnership had the following contractual obligations as of June 30, 2007.

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Debt financing	$58,940,000	$7,915,000	$10,535,000	$27,190,000	$13,300,000
Mortgage payable	19,920,000	—	19,920,000	—	—
Coupon rate(s) (1)		4.59%	6.07%	4.61%	4.63%
Interest (2)	$20,027,749	$2,032,456	$6,821,849	$2,691,283	$8,482,161

(1)	Effective interest rates differ as described in Item 5 Debt Financing, interest rates shown are the average effective rate, including fees, for the six months ended June 30, 2007

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
In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (“SFAS No. 157”). This statement does not require new fair value measurements, however, it provides guidance on applying fair value and expands required disclosures. SFAS No. 157 is effective beginning in the first quarter of 2008. The Company is currently assessing the impact of SFAS No. 157 may have on the consolidated financial statements.
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
In June, 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of this SOP are effective for the Company on January 1, 2008. The Company is currently evaluating this new guidance and has not determined whether it will be required to apply the provisions of the Guide in presenting its financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Other than the additional interest rate caps the Partnership purchased in May and June of 2007 as detailed in Note 8 and the variable interest rate debt described in Note 4 to the condensed consolidated financial statements, there have been no material changes in market risk from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of the Company’s 2006 Annual Report on Form 10-K.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
There are no material pending legal proceedings to which the Registrant is subject.
Item 1A. Risk Factors.
The risk factors affecting the Company are described in 1A “Risk Factors” of the Company’s 2006 Annual Report on Form 10-K. Additional risks include the following:
If the Partnership acquires direct ownership of apartment properties it will be subject to all of the risks normally associated with the ownership of commercial real estate.
The Partnership may acquire ownership of apartment complexes financed by tax-exempt bonds held by it in the event of a default on such bonds. The Partnership may also acquire ownership of apartment complexes on a temporary basis in order to facilitate the eventual acquisition of tax-exempt mortgage revenue bonds on the properties. In either case, during the time the Partnership owns an apartment complex, it will generate taxable income or losses from the operations of such property rather than tax exempt interest. In addition, the Partnership will be subject to all of the risks normally associated with the operation of commercial real estate including declines in property value, occupancy and rental rates and increases in operating expenses. The Partnership may also be subject to government regulations, natural disasters and environmental issues, any of which could have an adverse affect on the Partnership’s financial results and ability to make distributions to BUC holders.
There are a number of risks related to the construction of multifamily apartment properties that may affect the tax-exempt bonds issued to finance these properties.
Four of the tax-exempt revenue bonds the Partnership currently holds are secured by multifamily apartment properties which are still under construction. The Partnership may acquire additional tax-exempt revenue bonds issued to finance apartment properties in various stages of construction. Construction of such properties generally takes approximately 12 to 18 months. The principal risk associated with construction lending is the risk that construction of the property will be substantially delayed or never completed. This may occur for a number of reasons including (i) insufficient financing to complete the project due to underestimated construction costs or cost overruns; (ii) failure of contractors or subcontractors to perform under their agreements, (iii) inability to obtain governmental approvals; (iv) labor disputes, and (v) adverse weather and other unpredictable contingencies beyond the control of the developer. While the Partnership may be able to protect itself from some of these risks by obtaining construction completion guarantees from developers, agreements of construction lenders to purchase its bonds if construction is not completed on time, and/or payment and performance bonds from contractors, the Partnership may not be able to do so in all cases or such guarantees or bonds may not fully protect it in the event a property is not completed. In other cases, the Partnership may decide to forego certain types of available security if it determines that the security is not necessary or is too expensive to obtain in relation to the risks covered. If a property is not completed, or costs more to complete than anticipated, it may cause the Partnership to receive less than the full amount of interest owed to it on the tax-exempt bond financing such property or otherwise result in a default under the mortgage loan that secures its tax-exempt bond on the property. In such case, the Partnership may be forced to foreclose on the incomplete property and sell it in order to recover the principal and accrued interest on its tax-exempt bond and it may suffer a loss of capital as a result. Alternatively, the Partnership may decide to finance the remaining construction of the property, in which event it will need to invest additional funds into the property, either as equity or as a taxable loan. Any return on this additional investment would not be tax-exempt. Also, if the Partnership forecloses on a property, it will no longer receive tax-exempt interest on the bond issued to finance the property. In addition, the overall return to the Partnership from its investment in such property is likely to be less than if the construction had been completed on time or within budget.
There are a number of risks related to the lease-up of newly constructed or renovated properties that may affect the tax-exempt bonds issued to finance these properties.
Four of the tax-exempt revenue bonds the Partnership currently invests in are secured by affordable multifamily apartment properties which are still under construction. The Partnership may acquire additional tax-exempt revenue bonds issued to finance properties in various stages of construction or renovation. As construction or renovation is completed, these properties will move into the lease-up phase. The lease-up of these properties may not be completed on schedule or at anticipated rent levels, resulting in a greater risk that these investments may go into default than investments secured by mortgages on properties that are stabilized or fully leased-up. The underlying property may not achieve expected occupancy or debt service coverage levels. While the Partnership may require property developers to provide it with a guarantee covering operating deficits of the property during the lease-up phase, it may not be able to do so in all cases or such guarantees may not fully protect the Partnership in the event a property is not leased up to an adequate level of economic occupancy as anticipated.
Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable
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

10(a) Purchase and Sale Agreement, dated May 7, 2007, by and among America First LP Holding Corp. (a wholly-owned subsidiary of the Partnership), Atlantic Development GP Holding Corp., Joint Development & Housing Corporation, Boston Financial Institutional Tax Credits II, a Limited Partnership, Boston Financial Institutional Tax Credits III, a Limited Partnership, Boston Financial Institutional Tax Credits IV, a Limited Partnership, and SLP, Inc.
10(b) Second Amended and Restated Agreement of Limited Partnership of Crescent Village Townhomes Limited Partnership, dated June 29, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by the Partnership on July 6, 2007).
10(c) Second Amended and Restated Agreement of Limited Partnership of Eagle Ridge Townhomes Limited Partnership, dated June 29, 2007 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by the Partnership on July 6, 2007).
10(d) Second Amended and Restated Agreement of Limited Partnership of Meadowbrook Apartments Limited Partnership, dated June 29, 2007 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by the Partnership on July 6, 2007).
10(e) Second Amended and Restated Agreement of Limited Partnership of Post Wood Townhomes Limited Partnership, dated June 29, 2007 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed by the Partnership on July 6, 2007).
10(f) Second Amended and Restated Agreement of Limited Partnership of Post Wood Townhomes II Limited Partnership, dated June 29, 2007 (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed by the Partnership on July 6, 2007).
10(g) Second Amended and Restated Agreement of Limited Partnership of Willow Bend Townhomes Limited Partnership, dated June 29, 2007 (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed by the Partnership on July 6, 2007).
10(h) Guaranty, dated June 29, 2007, of the Partnership in favor of JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed by the Partnership on July 6, 2007)
31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

By America First Capital Associates Limited Partnership Two, General Partner of the Partnership

By Burlington Capital Group LLC, General Partner of America First Capital Associates Limited Partnership Two

Date: August 14, 2007	/s/ Lisa Y. Roskens Lisa Y. Roskens
Chief Executive Officer
Burlington Capital Group LLC, acting in its capacity as general partner of the General Partner of America First Tax Exempt Investors, L.P.