Form 10-Q
period 2007-09-30
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2007-11-13
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$14,468,861	$8,476,928
Restricted cash	4,104,798	2,131,272
Interest receivable	1,026,812	264,160
Tax-exempt mortgage revenue bonds	57,726,394	27,103,398
Other tax-exempt bond	—	4,800,000
Real estate assets:
Land	10,357,004	7,280,555
Buildings and improvements	98,741,595	77,311,306

Real estate assets before accumulated depreciation	109,098,599	84,591,861
Accumulated depreciation	(30,211,958)	(28,381,932)

Net real estate assets	78,886,641	56,209,929
Other assets, net	2,761,855	1,214,502

Total Assets	$158,975,361	$100,200,189

Liabilities and Partners’ Capital
Liabilities:
Accounts payable, accrued expenses and other liabilities	$7,652,816	$6,117,451
Distribution payable	2,432,510	1,566,378
Mortgage payable	19,920,000	—
Debt financing	58,940,000	45,770,000

Total Liabilities	88,945,326	53,453,829

Commitments and Contingencies

Minority Interest	56,554	—

Partners’ Capital:
General Partner	975,504	1,526,062
Beneficial Unit Certificate (“BUC”) holders	116,559,688	90,722,467
Unallocated deficit of variable interest entities	(47,561,711)	(45,502,169)

Total Partners’ Capital	69,973,481	46,746,360

Total Liabilities and Partners’ Capital	$158,975,361	$100,200,189

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Income:
Property revenues	$4,438,001	$3,419,475	$11,522,407	$10,277,627
Mortgage revenue bond investment income	1,143,354	369,300	2,197,647	995,668
Other interest income	128,957	51,803	646,832	269,067

	5,710,312	3,840,578	14,366,886	11,542,362

Expenses:
Real estate operating (exclusive of items shown below)	2,828,252	2,212,319	6,979,224	6,534,454
Depreciation and amortization	1,279,426	582,319	2,336,309	1,761,225
Interest	1,119,930	710,078	2,174,827	1,491,020
General and administrative	374,623	386,869	1,067,730	1,106,495

	5,602,231	3,891,585	12,558,090	10,893,194

Minority interest in net loss of consolidated subsidiary	5,232	—	5,232	—

Income (loss) from continuing operations	113,313	(51,007)	1,814,028	649,168
Income from discontinued operations (Including gain on sale of $11,667,246 in 2006)	—	11,783,237	—	12,188,431

Net income	$113,313	$11,732,230	$1,814,028	$12,837,599

Net income allocated to:
General Partner	$9,817	$50,815	$94,252	$75,029
BUC holders	971,954	5,030,653	3,779,318	7,427,875
Unallocated gain of variable interest entities	(868,458)	6,650,762	(2,059,542)	5,334,695

	$113,313	$11,732,230	$1,814,028	$12,837,599

BUC holders’ interest in net income per unit (basic and diluted):
Income from continuing operations	$0.07	$0.51	$0.31	$0.76
Income from discontinued operations	—	—	—	—

Net income, basic and diluted, per unit	$0.07	$0.51	$0.31	$0.76

Weighted average number of units outstanding, basic and diluted	13,512,928	9,837,928	12,147,269	9,837,928

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND COMPREHENSIVE
INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

		Beneficial Unit		Unallocated		Accumulated
		Certificate holders		deficit of		Other
	General			variable interest		Comprehensive
	Partner	# of Units	Amount	entities	Total	Loss
Balance at January 1, 2007	$1,526,062	9,837,928	$90,722,467	$(45,502,169)	$46,746,360	$(722,435)
Sale of Beneficial Unit Certificates		3,675,000	27,518,131		27,518,131
Comprehensive income:
Net income	94,252	—	3,779,318	(2,059,542)	1,814,028	—
Unrealized loss on securities	(4,886)	—	(483,617)	—	(488,503)	(488,503)

Total comprehensive income					$1,325,525

Distributions paid or accrued	(639,924)	—	(4,976,611)	—	(5,616,535)	—

Balance at September 30, 2007	$975,504	13,512,928	$116,559,688	$(47,561,711)	$69,973,481	$(1,210,938)

		Beneficial Unit		Unallocated		Accumulated
		Certificate holders		deficit of		Other
	General			variable interest		Comprehensive
	Partner	# of Units	Amount	entities	Total	Loss
Balance at January 1, 2006	$178,058	9,837,928	$88,827,327	$(49,365,395)	$39,639,990	$(642,703)

Comprehensive income:
Net income	75,029	—	7,427,875	5,334,695	12,837,599
Unrealized loss on securities	(1,295)	—	(128,253)	—	(129,548)	(129,548)

Total comprehensive income					$12,708,051

Distributions paid or accrued	(40,246)	—	(3,984,359)	—	(4,024,605)

Balance at September 30, 2006	$211,546	9,837,928	$92,142,590	$(44,030,700)	$48,323,436	$(772,251)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30, 2007	September 30, 2006
Operating activities:
Net income	$1,814,028	$12,837,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,336,309	1,896,061
Gain on sale of assets	—	(11,667,246)
Minority interest in income	(5,232)	—
(Increase) in interest receivable	(762,652)	(175,818)
Decrease in other assets	209,269	769,149
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,006,344)	538,072

Net cash flows from operating activities	2,585,378	4,197,817

Investing activities:
Acquisition of tax-exempt revenue bonds	(55,148,998)	(18,800,000)
Proceeds from the sale of other tax-exempt bonds	28,800,000	19,200,000
Proceeds from the sale of assets	—	10,443,223
Increase in restricted cash	(1,973,526)	(535,068)
Capital expenditures	(452,248)	(338,109)
Acquisition of partnerships	(9,220,390)	—
Principal payments received on tax-exempt revenue bonds	37,500	30,000

Net cash flows from investing activities	(37,957,662)	10,000,046

Financing activities:
Distributions paid	(4,750,403)	(4,024,605)
Proceeds from mortgage financing	19,920,000	—
Debt financing costs paid	(1,271,266)	—
Repayment of mortgage financing assumed	(15,112,771)	—
Proceeds from debt financing	13,300,000	—
Principal payments on debt financing and note payable	(130,000)	(215,000)
Acquisition of interest rate cap agreements	(83,000)	—
Increase in deposits and escrowed funds	1,973,526	535,068
Sale of additional Beneficial Unit Certificates	27,518,131	—

Net cash flows from financing activities	41,364,217	(3,704,537)

Net change in cash and cash equivalents	5,991,933	10,493,326
Cash and cash equivalents at beginning of period	8,476,928	3,298,605

Cash and cash equivalents at end of period	$14,468,861	$13,791,931

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,513,304	$1,609,988
Distributions declared but not paid	$2,432,510	$1,341,535

Supplemental disclosure of non-cash financing and investing activities:
Liabilities assumed in the acquisition of partnerships	$15,742,740	—
The accompanying notes are an integral part of the consolidated consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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
The consolidated financial statements include the accounts of the Partnership, its wholly-owned subsidiary, and of the variable interest entities (“VIEs”) of which the Partnership has been determined to be the primary beneficiary. In this Form 10-Q, “the Partnership” refers to America First Tax Exempt Investors, L.P. and its subsidiary as a consolidated entity and “the Company” refers to the Partnership and the VIEs on a consolidated basis. In the Company’s consolidated financial statements, all transactions and accounts between the Partnership and the VIEs have been eliminated in consolidation. The Partnership does not presently believe that the consolidation of VIEs for reporting under accounting principles generally accepted in the United States of America (“GAAP”) will impact the Partnership’s tax status, amounts reported to Beneficial Unit Certificate (“BUC”) holders on IRS Form K-1, the Partnership’s ability to distribute tax-exempt income to BUC holders, the current level of quarterly distributions or the tax-exempt status of the underlying mortgage revenue bonds.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying interim unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position as of September 30, 2007, and the results of operations for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
SEPTEMBER 30, 2007
(UNAUDITED)
be included in the Partnership’s Interest Income and cash distributions received by the Partnership from the sale of such properties will be included in the Partnership’s Residual Proceeds.
The unallocated deficit of the VIEs is primarily comprised of the accumulated historical net losses of the VIEs as of January 1, 2004 and the VIEs’ net losses since the adoption of FIN 46R, Consolidation of Variable Interest Entities, as of January 1, 2004. Such losses are not allocated to the General Partner and BUC holders as such activity is not contemplated by, or addressed in, the Agreement of Limited Partnership.
Cash distributions are currently made on a quarterly basis but may be made on a monthly or semiannual basis at the election of AFCA 2. In accordance with the Agreement of Limited Partnership, the General Partner has determined that the current quarterly distribution is a distribution of Tier 2 Income. As such, 75% of the total distribution is paid to the BUC holders and 25% is paid to the General Partner.
3. Investments in Tax-Exempt Bonds
The Company had the following investments in tax-exempt mortgage revenue bonds as of the dates shown:

	September 30, 2007
Description of Tax-Exempt		Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	Cost	Gain	Loss	Fair Value
Chandler Creek Apartments	$11,500,000	$—	$(565,146)	$10,934,854
Clarkson College	6,098,332	—	(400,020)	5,698,312
Bella Vista	6,800,000	—	(242,873)	6,557,127
Deerfield Apartments	3,390,000	—	(2,899)	3,387,101
Woodland Park	15,715,000	—	—	15,715,000
Prairiebrook Village	5,862,000	—	—	5,862,000
Gardens of DeCordova	4,870,000	—	—	4,870,000
Gardens of Weatherford	4,702,000	—	—	4,702,000

	$58,937,332	$—	$(1,210,938)	$57,726,394

	December 31, 2006
Description of Tax-Exempt		Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	Cost	Gain	Loss	Fair Value
Chandler Creek Apartments	$11,500,000	$—	$(81,650)	$11,418,350
Clarkson College	6,135,833	—	(640,785)	5,495,048
Bella Vista	6,800,000	—	—	6,800,000
Deerfield Apartments	3,390,000	—	—	3,390,000

	$27,825,833	$—	$(722,435)	$27,103,398

Unrealized gains or losses on these tax-exempt bonds are recorded in accumulated other comprehensive income (loss) to reflect quarterly changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. The current unrealized losses on the bonds are not considered to be other-than-temporary because the Company has the intent and ability to hold these securities until their value recovers or until maturity, if necessary. The unrealized gain or loss will continue to fluctuate each reporting period based on the market conditions and present value of the expected cash flow.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
The Chandler Creek bonds are in technical default and interest is being paid on these bonds at a rate below the stated rate. In April 2006, the Company terminated a forbearance agreement with the borrower. The termination of the forbearance agreement allows the Company to seek additional remedies including foreclosure of the property, if necessary. The Company does not currently intend to exercise its right to foreclose on the property as the property continues to pursue alternatives to ultimately satisfy its obligations to its creditors.
In May 2007, the Company acquired the Woodland Park bonds at par value of $15.1 million Series A and $0.6 million Series B, which together represented 100% of the bond issuance. The bonds earn interest at an annual rate of 6.0% for Series A and 8.0% for Series B with semi-annual interest payments and a stated maturity date of November 1, 2047. The bonds were issued in order to construct a 236 unit multifamily apartment complex in Topeka, Kansas. The apartment complex is currently under construction with an estimated completion date of March 2009. The Company has determined that the underlying entity that owns the apartment complex financed by the bonds does not meet the definition of a VIE and accordingly, its financial statements will not be required to be consolidated into the Company’s consolidated financial statements under FIN 46R.
In May 2007, the Company acquired the Gardens of DeCordova bonds at par value of $4.9 million, which represented 100% of the bond issuance. The bonds earn interest at an annual rate of 6.0% with semi-annual interest payments and a stated maturity date of May 1, 2047. The bonds were issued in order to construct a 76 unit multifamily apartment complex in Granbury, Texas. The apartment complex is currently under construction with an estimated completion date of September 2008. The Company has determined that the underlying entity that owns the apartment complex financed by the bonds does not meet the definition of a VIE and accordingly, its financial statements will not be required to be consolidated into the Company’s consolidated financial statements under FIN 46R.
In May 2007, the Company acquired the Gardens of Weatherford bonds at par value of $4.7 million, which represented 100% of the bond issuance. The bonds earn interest at an annual rate of 6.0% with semi-annual interest payments and a stated maturity date of May 1, 2047. The bonds were issued in order to construct a 76 unit multifamily apartment complex in Weatherford, Texas. The apartment complex is currently under construction with an estimated completion date of December 2008. The Company has determined that the underlying entity that owns the apartment complex financed by the bonds does not meet the definition of a VIE and accordingly, its financial statements will not be required to be consolidated into the Company’s consolidated financial statements under FIN 46R.
In June 2007, the Company acquired the Prairiebrook Village bonds at par value of $5.5 million Series A and $0.4 million Series B, which together represented 100% of the bond issuance. The bonds earn interest at an annual rate of 6.0% for the Series A and 8.0% for the Series B with semi-annual interest payments and a stated maturity date of June 1, 2047. The bonds were issued in order to construct a 72 unit multifamily apartment complex in Gardner, Kansas. The apartment complex is currently under construction with an estimated completion date of January 2009. The Company has determined that the underlying entity that owns the apartment complex financed by the bonds does not meet the definition of a VIE and accordingly, its financial statements will not be required to be consolidated into the Company’s consolidated financial statements under FIN 46R.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
4. Investment in Multifamily Apartment Properties
To facilitate its investment strategy of acquiring additional tax-exempt mortgage bonds secured by multifamily apartment properties (“MF Properties”), the Partnership may acquire ownership positions in the MF Properties. The Partnership expects to ultimately restructure the property ownership through a sale of the MF Properties and a syndication of low income housing tax credits (“LIHTCs”). The Partnership expects to provide the tax-exempt mortgage revenue bonds to the new property owners as part of the restructuring. Such restructurings will generally be expected to be initiated within 36 months of the initial investment in MF Properties and will often coincide with the expiration of the compliance period relating to LIHTCs previously issued with respect to the MF Property. The Partnership will not acquire LIHTCs in connection with these transactions.
On June 29, 2007, America First LP Holding Corp. (“Holding Corp.”), a wholly-owned subsidiary of the Partnership, acquired the 99% limited partner interests in six Ohio limited partnerships (the “Property Partnerships”) for a cash purchase price of approximately $9.2 million plus assumed debt and other liabilities of approximately $15.7 million. Each Property Partnership owns a multifamily apartment property, of which four are located in Ohio and two are located in Kentucky. The cash portion of the purchase price was funded by cash on hand. In connection with the acquisition, the Property Partnerships refinanced their existing debt with an aggregate loan of approximately $19.9 million from JP Morgan Chase Bank, N.A. The interest rate on this mortgage is variable and is calculated as one month LIBOR plus 1.55%. As of the transaction date, LIBOR was 5.32% and the interest on the mortgage was 6.87%. The mortgage matures in July 2009. The Company has guaranteed the payment of certain exceptions from the nonrecourse provisions and certain environmental obligations, should they arise, in connection the JP Morgan loan. The 1% general partner interests in the six Property Partnerships were acquired by Atlantic Development GP Holding Corp., a party unaffiliated with the Partnership, with the proceeds of an approximately $62,000 loan from Holding Corp. This 1% ownership interest is reflected in the Company’s consolidated financial statements as minority interest.
SFAS No. 141, Business Combinations, requires that the total purchase price paid for MF Properties be allocated to the Property Partnerships’ net tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The allocation of the purchase price is preliminary pending the completion of certain analysis.
The Company had the following investments in MF Properties as of September 30, 2007:
Partnership Owned Properties

					Carrying
		Number		Buildings and	Value at
Property Name	Location	of Units	Land	Improvements	September 30, 2007
Eagle Ridge	Erlanger, KY	64	$290,763	$2,362,445	$2,653,208
Meadowview	Highland Heights, KY	118	703,936	4,837,044	5,540,980
Crescent Village	Cincinnati, OH	90	353,117	4,274,568	4,627,685
Willow Bend	Hilliard, OH	92	580,130	2,975,236	3,555,366
Postwoods I	Reynoldsburg, OH	92	572,066	3,221,174	3,793,240
Postwoods II	Reynoldsburg, OH	88	576,438	3,245,788	3,822,226

					23,992,705
Less accumulated depreciation					(227,860)

Balance at September 30, 2007					$23,764,845

In addition to the assets shown above, a portion of the purchase price of the MF Properties of approximately $909,000 was allocated to the value of the existing tenant leases. Of this in-place lease asset, approximately

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
$341,000 was amortized in the third quarter of 2007. The estimated valuation of these in-place leases was calculated by applying a risk-adjusted discount rate to the projected cash flow deficit at each property during the lease-up of these properties. This allocated cost is amortized over the average remaining term of the leases (approximately six to twelve months) and is included in the Statement of Operations under depreciation and amortization expense.
The table below shows the unaudited pro forma condensed consolidated results of operations of the Company as if the Property Partnerships’ had been acquired at the beginning of the period presented:

	For the Nine Months	For the Nine Months
	Ended,	Ended,
	September 30, 2007	September 30, 2006
Revenues	$16,478,522	$14,559,459

Net income	1,116,009	12,147,298

Net income allocated to BUC holders	3,081,299	6,737,574

BUC holders’ interest in net income per unit (basic and diluted):

Net income, basic and diluted, per unit	$0.25	$0.68
The pro forma financial information represents the historical operating results of the combined Company with adjustments for purchase accounting and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented.
5. Debt Financing
The Company’s long-term debt is provided by securitization of existing tax-exempt mortgage revenue bonds through the Merrill Lynch P-Float program which are accounted for as secured borrowings and, in effect, provide variable-rate financing for the acquisition tax-exempt mortgage revenue bonds and other investments meeting the Company’s investment criteria. The Company’s debt financing of $58.9 million bears interest at a weekly floating bond rate, including associated remarketing, credit enhancement, liquidity and trustee fees, that averaged 4.4% per annum and 4.0% per annum during the nine months ended September 30, 2007 and 2006, respectively and 4.5% per annum and 4.1% per annum during the three months ended September 30, 2007 and 2006, respectively. Maturity dates for the Company’s debt financing range from 2008 through 2038.
6. Issuance of Additional Beneficial Unit Certificates
In April 2007, the Company issued, through an underwritten public offering, a total of 3,675,000 BUCs at a public offering price of $8.06 per BUC. Net proceeds realized by the Company from the issuance of the additional BUCs were approximately $27.5 million, after payment of an underwriter’s discount and other offering costs of approximately $2.1 million. The proceeds were used to acquire additional tax-exempt revenue bonds and other investments meeting the Partnership’s investment criteria as described in Notes 3 and 4, and for

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
general working capital needs. The offering was made pursuant to a $100,000,000 shelf registration statement filed with the Securities and Exchange Commission.
7. Related Party Transactions
The General Partner is entitled to receive an administrative fee from the Company of up to 0.45% of the outstanding principal balance of any tax-exempt mortgage revenue bond or other mortgage investment, unless another third party is required to pay such administrative fee. For the three and nine months ended September 30, 2007, the Company’s administrative fees to the General Partner were $154,000 and $377,000 respectively. For the three and nine months ended September 30, 2006, the Company’s administrative fees to the General Partner were $538,000 and $734,000, respectively. Included in the amounts for the three and nine months ended September 30, 2006 was approximately $432,000 of past due administrative fees that were paid from the proceeds of the Northwoods Lake Apartments transaction (See Note 10).
An affiliate of the General Partner provides property management services for many of the apartment communities financed by the Partnership’s tax-exempt bonds. As of September 30, 2007, this affiliate was providing property management services for Ashley Square, Ashley Pointe at Eagle Crest, Iona Lakes Apartments, Bent Tree Apartments, Lake Forest Apartments, Clarkson College, Chandler Creek Apartments, Deerfield Apartments, and Fairmont Oaks Apartments. The management fees paid by the property owners to the affiliate of the General Partner amounted to $136,000 for the three months ended September 30, 2007, and $116,000 for the three months ended September 30, 2006. The management fees paid by the property owners to the affiliate of the General Partner amounted to $413,000 for the nine months ended September 30, 2007, and $479,000 for the nine months ended September 30, 2006. These property management fees are paid by the respective properties prior to the payment of any interest on the tax-exempt mortgage revenue bonds and taxable loans held by the Partnership on these properties.
The property management affiliate of the General Partner also assumed the management of the six MF Properties described in Note 4 on June 29, 2007. The management fees paid to the affiliate of the General Partner amounted to $42,000 for the three months ended September 30, 2007.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

	Principal of	Effective	Maturity	Purchase
Date Purchased	Debt Financing	Capped Rate	Date	Price	Counter party
July 7, 2006	$10,000,000	4.75%	July 1, 2011	$159,700	US Bank

November 1, 2002	$10,000,000	3.75%(1)	November 1, 2007	$250,000	Bank of America

February 1, 2003	$15,000,000	4.25%(2)	January 1, 2010	$608,000	Bank of America

May 1, 2007	$10,000,000	4.75%	May 1, 2012	$65,500	US Bank

June 29, 2007	$19,920,000	8.30%	July 1, 2009	$17,500	JP Morgan

(1)	The counterparty has the right to convert the cap into a fixed rate swap with an effective fixed interest rate to the Partnership of 3.50%.

(2)	The counterparty has the right to convert the cap into a fixed rate swap with an effective fixed interest rate to the Partnership of 3.85%.
These interest rate caps do not qualify for hedge accounting; accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of the interest rate caps resulted in an increase in interest expense of approximately $116,000 and reduction of interest expense of approximately $2,000 for the three and nine months ended September 30, 2007, respectively, and in an increase of interest expense of approximately $240,000 and $116,000 for the three and nine months ended September 30, 2006, respectively.
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
Tax-Exempt Bond Investments
The Tax-Exempt Bond Investments segment consists of the Company’s portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. Such tax exempt bonds are held as long-term investments. As of September 30, 2007, the Company held eight tax-exempt bonds not associated with VIEs and eight tax-exempt bonds associated with VIEs. The multifamily apartment properties financed by these tax exempt bonds contain a total of 2,798 rental units.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
MF Properties Segment
The MF Properties segment consists of indirect equity interests in multifamily apartment properties which are not currently financed by tax-exempt bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring. In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties. The Partnership’s interests in its current MF Properties are not currently classified as Assets Held for Sale because the Partnership is not actively marketing their sale, there is no definitive purchase agreement in existence and, therefore, no sale is expected in the next twelve months. During the time the Partnership holds an interest in a MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property. Any such cash distribution will contribute to the Partnership’s Cash Available for Distribution (“CAD”). As of September 30, 2007, the Company held interest in six MF Properties containing a total of 544 rental units.
The VIE Segment
The VIE segment consists of multifamily apartment properties which are financed with tax-exempt bonds held by the Partnership, the assets, liabilities and operating results of which are consolidated with those of the Partnership as a result of its adoption of FIN 46R. The tax-exempt bonds on these VIE properties are eliminated from the Company’s financial statements as a result of such consolidation, however, such bonds are held as long-term investments by the Partnership which continues to be entitled to receive principal and interest payments on such bonds. The Company does not actually own an equity position in the VIEs or their underlying properties. As of September 30, 2007, the Company consolidated eight VIE multifamily apartment properties containing a total of 1,764 rental units.
Management closely monitors and evaluates the financial reporting associated with and the operations of the VIEs and the MF Properties and performs such evaluation separately from the operations of the Partnership through interaction with the property management company which manages the multifamily apartment properties held by the VIEs and the MF Properties.
Management’s goals with respect to the properties constituting each of the Company’s operating segments is to generate increasing amounts of net rental income from these properties that will allow them to (i) make all payments of base interest, and possibly pay contingent interest, on the properties included in the Tax-Exempt Bond Investments segment and the VIE segment, and (ii) distribute net rental income to the Partnership from the MF Properties segment until such properties can be refinanced with additional tax-exempt mortgage bonds meeting the Partnership’s investment criteria. In order to achieve these goals, management of these multifamily apartment properties is focused on: (i) maintaining high economic occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties; and (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas.
The following table details certain key financial information for the Company’s reportable segments for the periods ended September 30, 2007 and 2006:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total revenues
Tax-Exempt Bond Financing	$2,710,978	$6,181,979	$7,364,096	$10,111,111
MF Properties	1,038,815	—	1,038,815	—
VIEs	3,399,186	3,419,475	10,483,592	10,277,627
Consolidation/eliminations	(1,438,667)	(5,760,876)	(4,519,617)	(8,846,376)

Total revenues	$5,710,312	$3,840,578	$14,366,886	$11,542,362

Income (loss) from continuing operations
Tax-Exempt Bond Financing	$1,573,566	$5,081,468	$4,465,365	$7,502,904
MF Properties	(591,794)	—	(591,794)	—
VIEs	(1,686,503)	(1,782,402)	(4,190,076)	(5,049,701)
Consolidation/eliminations	818,044	(3,350,073)	2,130,533	(1,804,035)

Income (loss) from continuing operations	$113,313	$(51,007)	$1,814,028	$649,168

Net income (loss)
Tax-Exempt Bond Financing	$1,573,566	$5,081,468	$4,465,365	$7,502,904
MF Properties	(591,794)	—	(591,794)	—
VIEs	(1,686,503)	10,000,835	(4,190,076)	7,138,730
Consolidation/eliminations	818,044	(3,350,073)	2,130,533	(1,804,035)

Net income (loss)	$113,313	$11,732,230	$1,814,028	$12,837,599

	September 30,	December 31,
	2007	2006
Total assets
Tax Exempt Bond Financing	$174,175,035	$133,887,842
MF Properties	26,330,302	—
VIEs	60,058,379	58,969,966
Consolidation/eliminations	(101,588,355)	(92,657,619)

Total assets	$158,975,361	$100,200,189

Total partners’ capital
Tax Exempt Bond Financing	$110,987,736	$85,758,294
MF Properties	5,768,966	—
VIEs	(60,270,860)	(55,827,776)
Consolidation/eliminations	13,487,639	16,815,842

Total partners’ capital	$69,973,481	$46,746,360

10. Discontinued Operations and Assets Held for Sale
During the quarter and nine months ended September 30, 2006, Northwoods Lake Apartments, a VIE, was considered a discontinued operation and, accordingly, its results of operations for such periods were reported as discontinued operations and disclosed as a single line item on the Company’s consolidated statements of operations. The sale of Northwoods Lake Apartments was completed in August of 2006. There were no assets or liabilities of discontinued operations included in the balance sheet as of September 30, 2007 or December 31, 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
The following table presents the revenues and net income for the discontinued operations for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Rental Revenues	$—	$562,717	$—	$2,581,146
Expenses	—	446,726	—	2,059,961

Net Income	$—	$115,991	$—	$521,185

11. Subsequent Events
Additional debt
As described in Note 5, the Company participates in the Merrill Lynch P-Float program in order to provide long-term financing to the Partnership. This leverage program is utilized to finance the purchase of additional investments. In October 2007, the Company placed its tax-exempt mortgage bonds secured by Woodbridge at Bloomington into a separate trust under the P-Float program. The Company received the net proceeds generated by the trust of approximately $12.6 million through this financing arrangement. Total debt financing outstanding after this transaction is approximately $71.5 million.
Investment acquisitions
In October 2007, the Partnership acquired $10.8 million of multi-family housing revenue bonds issued for the acquisition and rehabilitation of Runnymede Apartments. Runnymede Apartments consists of 252 units and is located in Austin, Texas. The new bonds earn an annual interest rate of 6.0%. Management does not expect this property will be a consolidated entity under the provisions of FIN 46R.
12. Recently Issued Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. The interpretation clarifies the accounting for uncertainty in tax positions. The interpretation, effective for the Company beginning in the first quarter of 2007, did not have a material effect on the Partnership’s consolidated financial statements.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). This statement does not require new fair value measurements, however, it provides guidance on applying fair value and expands required disclosures. SFAS No. 157 is effective for us beginning in the first quarter of 2008. The Company is currently assessing the impact SFAS No. 157 may have on the consolidated financial statements.
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115 (“SFAS No. 159”). This statement permits, but does not require, entities to choose to measure many financial instruments and certain other items as fair value. SFAS No. 159 is effective for us beginning in the first quarter of 2008. The Company is currently assessing the impact SFAS No. 159 may have on the consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
In June 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. In October 2007, the effective date of this SOP was deferred indefinitely. The Company is currently evaluating this new guidance and has not determined whether it will be required to apply the provisions of the Guide in presenting its financial statements.
13. Commitments and Contingencies
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
Critical Accounting Policies
Pursuant to SFAS No. 141, Business Combinations, the Company allocates a portion of the total acquisition cost of a property acquired to leases in existence as of the date of acquisition. The estimated valuation of in-place leases is calculated by applying a risk-adjusted discount rate to the projected cash flow deficit at each property during the lease-up of these properties. This allocated cost is amortized over the average remaining term of the leases (approximately six to twelve months) and is included in the Statement of Operations under depreciation and amortization expense.
Other than the amortization expense related to in-place lease intangibles, the Company’s critical accounting policies are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Executive Summary
The Partnership’s purpose is to acquire and hold as long-term investments a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. At September 30, 2007, the Partnership held 16 tax exempt mortgage bonds, eight of which are secured by properties held by VIEs and, therefore, eliminated in consolidation on the Company’s financial statements. The properties underlying the eight non-consolidated tax-exempt mortgage bonds contain a total of 1,034 rental units. At September 30, 2006, the Partnership held four non-consolidated tax-exempt mortgage bonds secured by apartment properties containing a total of 574 rental units.
To facilitate its investment strategy of acquiring additional tax exempt mortgage bonds secured by multifamily apartment properties, the Partnership may acquire ownership positions in apartment properties (“MF Properties”). The Partnership expects to ultimately restructure the property ownership through a sale of the MF Properties and a syndication of low income housing tax credits (“LIHTCs”). The Partnership expects to provide the tax-exempt mortgage revenue bonds to the new property owners as part of the restructuring. Such restructurings will generally be expected to be initiated within 36 months of the initial investment in MF Properties and will often coincide with the expiration of the compliance period relating to LIHTCs previously issued with respect to the MF Property. The Partnership will not acquire LIHTCs in connection with these transactions. As of September 30, 2007, the Partnership’s wholly-owned subsidiary, America First LP Holding Corp., held limited partnership interests in six entities that own MF Properties containing a total of 544 rental units.
Although the consequences of the credit issues experienced recently by the single-family subprime mortgage industry are not fully known, we do not anticipate that our existing assets or ability to pursue our plan to grow through investments in additional tax-exempt bonds secured by first mortgages on affordable multifamily housing projects will be adversely affected by these events. The Company does not make mortgage loans secured by mortgages on single-family residential properties. In addition, we believe that additional demand for affordable rental housing may be created if there are continued defaults on subprime single family mortgages and a general contraction of credit available for single family mortgage loans. Additional demand for rental housing may have a positive economic effect on apartment properties financed by the tax-exempt bonds held by the Company. We believe the current tightening of credit may also create opportunities for additional investments consistent with the Company’s investment strategy because we believe there may be fewer parties competing to acquire tax-exempt bonds issued to finance affordable housing.
The VIEs’ primary operating strategy focuses on multifamily apartment properties as long-term investments. Each VIE owns one multifamily apartment property that has been financed by a tax-exempt mortgage revenue bond held by the Partnership. As of September 30, 2007 and 2006, the Company consolidated eight VIE multifamily apartment properties containing a total of 1,764 rental units.
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
Information Regarding Apartment Properties
The following table outlines certain information regarding the apartment properties on which the Partnership holds tax-exempt mortgage bonds (separately identifying those treated as VIEs) and the MF Properties owned by the Partnership. The narrative discussion that follows provides a brief operating analysis of each property during the first nine months of 2007.

			Number	Percentage of Occupied		Economic Occupancy (1)
		Number	of Units	Units as of September 30,		for the period ended September 30,
Property Name	Location	of Units	Occupied	2007	2006	2007	2006
Non-Consolidated Properties
Chandler Creek Apartments	Round Rock, TX	216	196	91%	98%	71%	65%
Clarkson College	Omaha, NE	142	130	92%	89%	72%	65%
Deerfield Apartments	Blair, NE	72	54	75%	96%	66%	88%
Bella Vista Apartments (2)	Gainesville, TX	144	133	92%	n/a	66%	n/a
Woodland Park (3)	Topeka, KS	236	n/a	n/a	n/a	n/a	n/a
Prairiebrook Village (3)	Gardner, KS	72	n/a	n/a	n/a	n/a	n/a
Gardens of DeCordova (3)	Granbury, TX	76	n/a	n/a	n/a	n/a	n/a
Gardens of Weatherford (3)	Weatherford, TX	76	n/a	n/a	n/a	n/a	n/a

		1,034	513	89%	82%	70%	87%

VIEs
Ashley Pointe at Eagle Crest	Evansville, IN	150	141	94%	97%	91%	88%
Ashley Square	Des Moines, IA	144	110	76%	85%	80%	83%
Bent Tree Apartments	Columbia, SC	232	189	81%	90%	82%	83%
Fairmont Oaks Apartments	Gainsville, FL	178	173	97%	95%	96%	88%
Iona Lakes Apartments	Ft. Myers, FL	350	251	72%	91%	74%	92%
Lake Forest Apartments	Daytona Beach, FL	240	208	87%	99%	88%	95%
Woodbridge Apts. of Bloomington III	Bloomington, IN	280	280	100%	98%	93%	91%
Woodbridge Apts. of Louisville II	Louisville, KY	190	184	97%	94%	91%	91%

		1,764	1,536	87%	94%	86%	90%

MF Properties
Eagle Ridge (4)	Erlanger, KY	64	54	84%	n/a	86%	n/a
Meadowview (4)	Highland Heights, KY	118	100	85%	n/a	88%	n/a
Crescent Village (4)	Cincinnati, OH	90	83	92%	n/a	94%	n/a
Willow Bend (4)	Columbus (Hilliard), OH	92	87	95%	n/a	95%	n/a
Postwoods I (4)	Reynoldsburg, OH	92	83	90%	n/a	91%	n/a
Postwoods II (4)	Reynoldsburg, OH	88	80	91%	n/a	90%	n/a

		544	487	90%	n/a	91%	n/a

(1)	Economic occupancy is presented for the nine months ended September 30, 2007 and 2006, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while Economic occupancy is a measurement over the period presented, therefore, Economic occupancy for a period may exceed the Actual occupancy at any point in time.

(2)	Bella Vista was under initial construction as of September 30, 2006, and therefore has no occupancy data for that period.

(3)	These properties were under initial construction as of September 30, 2007, and therefore have no occupancy data.

(4)	Previous period occupancy numbers are not available, as this is a new investment.
Ashley Pointe — Ashley Pointe at Eagle Crest is located in Evansville, Indiana. In the first nine months of 2007, Net Operating Income (calculated as property revenue less salaries, advertising, administration, utilities, repair and maintenance, insurance, taxes, and management fee expenses) was $464,000 as compared to $378,000 in 2006. The gain is primarily attributable to lower real estate tax expenses of approximately $71,000 and approximately $9,000 lower utilities costs for the period.

Ashley Square — Ashley Square Apartments is located in Des Moines, Iowa. In the first nine months of 2007, Net Operating Income was $174,000 as compared to $176,000 in 2006. This slight decrease was the result of increased costs associated with preparing apartments for residents moving in.
Bella Vista — Bella Vista Apartments is located in Gainesville, Texas. June 2007 was the first full month of operations at Bella Vista. Net Operating Income for the third quarter of 2007 was approximately $127,000. Leasing activity has been high, with physical occupancy reaching 92% as of September 30, 2007.
Bent Tree — Bent Tree Apartments is located in Columbia, South Carolina. In the first nine months of 2007, Net Operating Income was $549,000 as compared to $489,000 in 2006. This increase was the result of both increased revenues and lower real estate tax expenses. Specifically, total property revenue increased approximately $20,000 while real estate taxes declined $52,000 offset by $20,000 of increased salary expenses.
Chandler Creek — Chandler Creek Apartments is located in Round Rock, Texas. In the first nine months of 2007, the property recognized Net Operating Income of $723,000 as compared to Net Operating Income of $501,000 in 2006. The gain is attributable to increased revenue of approximately $99,000 and decreased professional fees of $160,000. Partially offsetting the effects of these items were increases in administrative and insurance costs for the period.
Clarkson College — Clarkson College is a 142 bed student housing facility located in Omaha, Nebraska. In the first nine months of 2007, Net Operating Income was $342,000 as compared to $282,000 in 2006. The increase is attributable to increases in occupancy resulting in increased property revenue.
Crescent Village — Crescent Village Townhomes is located in Cincinnati, Ohio. Crescent Village had approximately $111,000 in Net Operating Income since its acquisition on June 29, 2007.
Deerfield — Deerfield Apartments is located in Blair, Nebraska. In the first nine months of 2007, Net Operating Income was $57,000. Occupancy, and thereby rental revenues, at Deerfield is the property’s most significant operating issue. Property management is working diligently on this issue. Deerfield is current on its base interest payments on the bonds held by the Partnership on this property.
Eagle Ridge — Eagle Ridge Townhomes is located in Erlanger, Kentucky. Eagle Ridge had approximately $57,000 in Net Operating Income since its acquisition on June 29, 2007.
Fairmont Oaks — Fairmont Oaks Apartments is located in Gainesville, Florida. In the first nine months of 2007, Net Operating Income was $630,000 as compared to $502,000 in 2006. This increase was the result of increased rental revenues resulting from increased rental rates.
Gardens of DeCordova — The Gardens of DeCordova Apartments is currently under construction in Granbury, Texas and will contain 76 units upon completion. Construction is currently behind schedule and is now expected to be complete one month after the originally scheduled August 2008 completion date. The developer and principals have guaranteed completion and stabilization of the project. The general contractor has a guaranteed maximum price contract and payment and performance bonds are in place. The project has an additional five months of capitalized interest reserve sufficient to fund debt service beyond the expected date of completion.
Gardens of Weatherford — The Gardens of Weatherford Apartments is currently under construction in Weatherford, Texas and will contain 76 units upon completion. Construction is currently behind schedule and is now expected to be complete four months after the originally scheduled August 2008 completion date. The developer and principals have guaranteed completion and stabilization of the project. The general contractor has a guaranteed maximum price contract and payment and performance bonds are in place. The project has an additional two months of capitalized interest reserve sufficient to fund debt service beyond the expected date of completion.
Iona Lakes — Iona Lakes Apartments is located in Fort Myers, Florida. In the first nine months of 2007, Net Operating Income was $925,000 as compared to $1,246,000 in 2006. This decline is directly attributable to a decline in occupancy. The decline in occupancy resulted from a number of month-to-month tenants returning to their hurricane damaged homes where repairs were recently completed.
Lake Forest — Lake Forest Apartments is located in Daytona Beach, Florida. In the first nine months of 2007, Net Operating Income was $834,000 as compared to $911,000 in 2006. This decrease was attributable to increased real estate taxes and property and liability insurance costs of approximately $36,000 and decreased revenue of approximately $33,000.
Meadowview — Meadowview Apartments is located in Highland Heights, Kentucky. Meadowview had approximately $116,000 in Net Operating Income since its acquisition on June 29, 2007.
Prairiebrook Village — Prairiebrook Village Apartments is currently under construction in Gardner, Kansas and will contain 72 units upon completion. Construction is currently behind schedule and is now expected to be complete four months after the originally scheduled September 2008 completion date. The developer and principals have guaranteed completion and stabilization of the project. The general contractor has a guaranteed maximum price contract and payment and performance bonds are in place. The project has an additional two months of capitalized interest reserve sufficient to fund debt service beyond the expected date of completion.
Postwoods I — Postwoods Townhomes is located in Reynoldsburg, Ohio. Postwoods I had approximately $77,000 in Net Operating Income since its acquisition on June 29, 2007.
Postwoods II — Postwoods Townhomes is located in Reynoldsburg, Ohio. Postwoods II had approximately $56,000 in Net Operating Income since its acquisition on June 29, 2007.
Willow Bend — Willow Bend Townhomes is located in Columbus (Hilliard), Ohio. Willow Bend had approximately $96,000 in Net Operating Income since its acquisition on June 29, 2007.
Woodbridge at Bloomington — Woodbridge Apartments at Bloomington is located in Bloomington, Indiana. In the first nine months of 2007, Net Operating Income was $840,000 as compared to $773,000 in 2006. The increase is due to decreased real estate tax expenses as a result of a successful appeal.
Woodbridge at Louisville — Woodbridge Apartments at Louisville is located in Louisville, Kentucky. In the first nine months of 2007, Net Operating Income was $555,000 as compared to $601,000 in 2006. The decrease is the result of increased repair and maintenance costs of approximately $66,000 and administrative costs of $21,000. This decrease was partially offset by increased rental revenues resulting from increased occupancy.
Woodland Park — Woodland Park Apartments is currently under construction in Topeka, Kansas and will contain 236 units upon completion. Construction is currently behind schedule and is now expected to be complete two months after the originally scheduled January 2009 completion date. The developer and principals have guaranteed completion and stabilization of the project. The general contractor has a guaranteed maximum price contract and payment and performance bonds are in place. The project has an additional four months of capitalized interest reserve sufficient to fund debt service beyond the expected date of completion.

Results of Operations
Consolidated Results of Operations
The following discussion of the Company’s results of operations for the three and nine months ended September 30, 2007 and 2006 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006 (Consolidated)
Change in Results of Operations

	For the Three	For the Three
	Months Ended	Months Ended	Dollar
	September 30, 2007	September 30, 2006	Change
Income
Property revenues	$4,438,001	$3,419,475	$1,018,526
Mortgage revenue bond investment income	1,143,354	369,300	774,054
Other interest income	128,957	51,803	77,154

	5,710,312	3,840,578	1,869,734

Expenses
Real estate operating (exclusive of items shown below)	2,828,252	2,212,319	615,933
Depreciation and amortization	1,279,426	582,319	697,107
Interest	1,119,930	710,078	409,852
General and administrative	374,623	386,869	(12,246)

	5,602,231	3,891,585	1,710,646

Minority interest in net loss of consolidated subsidiary	5,232	—	5,232

Income (loss) from continuing operations	113,313	(51,007)	164,320
Income from discontinued operations	—	11,783,237	(11,783,237)

Net income	$113,313	$11,732,230	$(11,618,917)

Property revenues. Property revenues increased as a direct result of revenue generated by the MF Properties, which added approximately $1.0 million and averaged $624 per unit in monthly rent with economic occupancy at 91% during the period. Rental revenue associated with the apartment properties of the consolidated VIEs decreased slightly but was offset by higher levels of other property income such as fees, charges, and interest income. VIE economic occupancy was 83% in the third quarter of 2007 and 90% in the third quarter of 2006. For the VIEs, average monthly rents per unit for the third quarter of 2007 were $612 as compared to $632 in 2006.

Mortgage revenue bond investment income. Mortgage revenue bond investment income increased in the third quarter of 2007 compared to the same period in 2006 due largely to the acquisition of $31.1 million of additional tax-exempt mortgage revenue bonds in the second quarter of 2007 and the acquisition of the Deerfield tax-exempt bond in October 2006. All base interest payments due on the mortgage revenue bonds were paid currently during the second quarter of 2007.
Other interest income. The increase in other interest income from the quarter ended September 30, 2007 is attributable to an increase in temporary investments in liquid securities. The proceeds from the sale of Northwoods Lake during the third quarter of 2006, the additional $13.3 million of P-Float borrowings in April 2007, and the issuance of additional Beneficial Unit Certificates (“BUCs”) in April of 2007 generated additional cash that was invested in short term liquid securities while the Company explored longer term investment options.
Real estate operating expenses. Real estate operating expenses associated with the MF Properties and the consolidated VIEs are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues. Real estate expenses increased as a direct result of the expenses incurred by the MF Properties, which were approximately $592,000 in the third quarter of 2007. Real estate expenses related to the VIEs increased slightly compared to the third quarter of 2006, primarily due to increased salary and repair costs, offset by lower real estate tax, supply, utilities, and administrative costs.
Depreciation and amortization expense. Depreciation and amortization consist primarily of depreciation associated with the apartment properties of the consolidated VIEs and MF Properties. The Company incurred additional depreciation expense of approximately $285,000 and approximately $341,000 of in-place lease amortization and $150,000 of other amortization in the third quarter of 2007 due to the acquisition of the six MF Properties in the second quarter of 2007 and capital improvements at Ashley Square and Iona Lakes which were completed in the first quarter of 2007. This increase was offset, however, by a reduction in depreciation expenses related to the two Woodbridge properties of approximately $89,000 as certain assets became fully depreciated.
Interest expense. Interest expense increased approximately $410,000 in the three month period ended September 30, 2007 compared to September 30, 2006. The increase in interest expense was due to a higher average interest rate on the Company’s borrowings and higher levels of borrowing. The average interest rate on Company’s borrowings was 5.2% per annum during the third quarter of 2007 as compared to 4.1% per annum in third quarter 2006 and accounted for approximately $48,000 of the increase. The higher levels of borrowing during the third quarter of 2007 was due to the additional $13.3 million of P-Float debt incurred in April 2007 and the consolidation of the $19.9 million mortgage debt placed on the MF Properties in June 2007, and resulted in additional interest expense of approximately $488,000.
Offsetting this increase in interest expense were the effects of the interest rate cap agreements which increased interest expense by approximately $120,000 less in the third quarter of 2007 than the third quarter of 2006. The Company manages its interest rate risk on its debt financing by entering into interest rate cap agreements that cap the amount of interest expense it pays on its floating rate debt financing. The Company’s interest rate cap agreements do not qualify for hedge accounting, and, therefore, any changes in the fair value of the caps are recognized in current period earnings. Fair value changes are classified as adjustments to interest expense in the consolidated statements of operations. These fair value adjustments through earnings can cause a significant fluctuation in reported net income, although they have no impact on the Company’s cash flow.
General and administrative expenses. General and administrative expenses decreased in the third quarter of 2007 compared to the third quarter of 2006 this is primarily due to a decrease in legal fees.
Discontinued Operations. Northwoods Lake Apartments, a VIE, was designated a discontinued operation during the quarter ended June 30, 2006, and accordingly, its results of operations for were reported as discontinued operations and disclosed as a single line item on the Company’s consolidated statements of operations. The sale of Northwoods Lake Apartments was completed in August of 2006. No operations were classified as discontinued operations during the third quarter of 2007.
Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006 (Consolidated)
Change in Results of Operations

	For the Nine	For the Nine
	Months Ended	Months Ended	Dollar
	September 30, 2007	September 30, 2006	Change
Income
Property revenues	$11,522,407	$10,277,627	$1,244,780
Mortgage revenue bond investment income	2,197,647	995,668	1,201,979
Other interest income	646,832	269,067	377,765

	14,366,886	11,542,362	2,824,524

Expenses
Real estate operating (exclusive of items shown below)	6,979,224	6,534,454	444,770
Depreciation and amortization	2,336,309	1,761,225	575,084
Interest	2,174,827	1,491,020	683,807
General and administrative	1,067,730	1,106,495	(38,765)

	12,558,090	10,893,194	1,664,896

Minority interest in net loss of consolidated subsidiary	5,232	—	5,232

Income from continuing operations	1,814,028	649,168	1,164,860
Income from discontinued operations	—	12,188,431	(12,188,431)

Net income	$1,814,028	$12,837,599	$(11,023,571)

Property revenues. Property revenues increased as a direct result of revenue generated by the MF Properties, which added approximately $1.0 million and averaged $624 per unit in monthly rent with economic occupancy at 91% during the period. Property revenue associated with the apartment properties of the consolidated VIEs increased slightly due to higher levels of other income such as fees, charges, and interest income. This was offset by a small decline in rental revenue. VIE economic occupancy decreased to 86% in the first nine months of 2007 versus 90% in the same period of 2006. For the VIEs, average monthly rents per unit for the first nine months of 2007 were $629 as compared to $641 in 2006.
Mortgage revenue bond investment income. Mortgage revenue bond investment income increased in the first nine months of 2007 compared to the same period in 2006 due largely to the acquisition of $31.1 million of additional tax-exempt mortgage revenue bonds in the second quarter of 2007, the acquisition of the Deerfield tax-exempt bond in October 2006, and the acquisition of the Bella Vista tax-exempt bond in April 2006. All base interest payments due on the mortgage revenue bonds were paid currently during the first nine months of 2007.
Other interest income. The increase in other interest income for the nine months ended September 30, 2007 is attributable to an increase in temporary investments in liquid securities. The proceeds from the sale of Northwoods Lake during the third quarter of 2006, the additional $13.3 million of P-Float borrowings in April 2007, and the issuance of additional BUCs in April of 2007 generated additional cash that was invested in short term liquid securities while the Company explored longer term investment options.
Real estate operating expenses. Real estate operating expenses associated with the apartment properties of the consolidated VIEs and MF Properties are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues. Real estate expenses increased as a direct result of the expenses incurred by the MF Properties, which were approximately $592,000 in the third quarter of 2007. Real estate expenses related to the VIEs decreased in the first nine months of 2007 compared to the same period of 2006. Specifically, successful real estate tax appeals resulted in a $151,000 decline in real estate tax expenses. Salaries increased by approximately $87,000, while utilities costs decreased approximately $80,000.
Depreciation and amortization expense. Depreciation and amortization consist primarily of depreciation associated with the apartment properties of the consolidated VIEs and MF Properties. The Company incurred additional depreciation expense of approximately $332,000 and approximately $341,000 of in-place lease amortization and $150,000 of other amortization in the first nine months of 2007 due to the acquisition of the six MF Properties in the second quarter of 2007 and capital improvements at Ashley Square and Iona Lakes which were completed in the first quarter of 2007. This increase was offset, however, by a reduction in depreciation expenses related to the two Woodbridge properties of approximately $266,000 as certain assets became fully depreciated.
Interest expense. Interest expense increased approximately $684,000 in the nine month period ended September 30, 2007 compared to September 30, 2006. The increase in interest expense was due to a higher average interest rate on the Company’s borrowings and higher levels of borrowing. The average interest rate on the Company’s borrowings was 5.0% per annum during the first nine months of 2007 as compared to 4.0% per annum in the first nine months of 2006 and accounted for approximately $167,000 of the increase. The higher levels of borrowing during the first nine months of 2007 was due to the additional $13.3 million of P-Float debt incurred in April 2007 and the consolidation of the $19.9 million mortgage debt placed on the MF Properties in June 2007, and resulted in additional interest expense of approximately $635,000.

Offsetting this increase in interest expense were the effects of the interest rate cap agreements which decreased interest expense by approximately $118,000 more in the first nine months of 2007 than the first nine months of 2006. The Company manages its interest rate risk on its debt financing by entering into interest rate cap agreements that cap the amount of interest expense it pays on its floating rate debt financing. The Company’s interest rate cap agreements do not qualify for hedge accounting, and, therefore, any changes in the fair value of the caps are recognized in current period earnings. Fair value changes are classified as adjustments to interest expense in the consolidated statements of operations. These fair value adjustments through earnings can cause a significant fluctuation in reported net income, although they have no impact on the Company’s cash flow.
General and administrative expenses. General and administrative expenses were lower in the first nine months of 2007 compared to the first nine months of 2006 due to a decrease in legal fees. This decrease was partially offset in the first nine months of 2007 by increased printing, travel, and other costs associated with the acquisition of new investments made during the period.
Discontinued Operations. Northwoods Lake Apartments, a VIE, was designated a discontinued operation during the quarter ended June 30, 2006, and accordingly, its results of operations for such period were reported as discontinued operations and disclosed as a single line item on the Company’s consolidated statements of operations. The sale of Northwoods Lake Apartments was completed in August of 2006. No operations were classified as discontinued operations during the first nine months of 2007.
Partnership Only Results of Operations
The following discussion of the Partnership’s results of operations for the three and nine months ended September 30, 2007 and 2006 reflects the operations of the Partnership without the consolidation of the VIEs, which is required under FIN 46R. This information is used by management to analyze the Partnership’s operations and is reflective of the segment data discussed in Note 9 to the consolidated financial statements.

Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006 (Partnership Only)
Changes in Results of Operations

	For the Three	For the Three
	Months Ended	Months Ended	Dollar
	September 30, 2007	September 30, 2006	Change
Income
Mortgage revenue bond investment income	$2,580,443	$1,856,040	$724,403
Property revenues	1,038,814	—	1,038,814
Other interest income	130,535	4,325,939	(4,195,404)

	3,749,792	6,181,979	(2,432,187)

Expenses
Real estate operating (exclusive of items shown below)	546,745	—	546,745
Interest expense	1,119,930	707,610	412,320
Depreciation and amortization expense	731,956	6,032	725,924
General and administrative	374,623	386,869	(12,246)

	2,773,254	1,100,511	1,672,743

Minority interest in net loss of consolidated subsidiary	5,232	—	5,232

Income from continuing operations	$981,770	$5,081,468	$(4,099,698)

Mortgage revenue bond investment income. Mortgage revenue bond investment income increased in the third quarter of 2007 compared to the same period in 2006 due largely to the acquisition of $31.1 million of additional tax-exempt mortgage revenue bonds in the second quarter of 2007 and the acquisition of the Deerfield tax-exempt bond in October 2006. These increases were partially offset by the disposition of the tax-exempt bonds on Northwoods Lake in the third quarter of 2006. All base interest payments due on the mortgage revenue bonds were paid currently during the second quarter of 2007.
Property revenues. Property revenues are a result of revenue generated by the MF Properties acquired on June 29, 2007. The six MF Properties averaged $624 per unit in monthly rent with economic occupancy at 91% during the period.
Other interest income. The decrease in other interest income is attributable to approximately $4.3 million of contingent interest received upon the sale of the Northwoods Lake Apartments bonds in 2006. Partially offsetting this was an increase in temporary investments in liquid securities. The proceeds from the sale of Northwoods Lake during the third quarter of 2006, the additional $13.3 million of P-Float borrowing in April 2007, and the issuance of additional BUCs in April of 2007 generated additional cash that was invested in short term liquid securities while the Partnership explored longer term investment options.
Interest expense. Interest expense increased approximately $412,000 in the three month period ended September 30, 2007 compared to September 30, 2006. The increase in interest expense was due to a higher average interest rate on the Partnership’s borrowings and higher levels of borrowing. The average interest rate on the Partnership’s borrowings was 5.2% per annum during the third quarter of 2007 as compared to 4.1% per annum in third quarter 2006 and accounted for approximately $48,000 of the increase. The higher levels of borrowing during the third quarter of 2007 was due to the additional $13.3 million of P-Float debt incurred in April 2007 and the consolidation of the $19.9 million mortgage debt placed on the MF Properties in June 2007, and resulted in additional interest expense of approximately $488,000.
Offsetting this increase in interest expense were the effects of the interest rate cap agreements which increased interest expense by approximately $120,000 less in the third quarter of 2007 than the third quarter of 2006. The Partnership manages its interest rate risk on its debt financing by entering into interest rate cap agreements that cap the amount of interest expense it pays on its floating rate debt financing. The Partnership’s interest rate cap agreements do not qualify for hedge accounting, and, therefore, any changes in the fair value of the caps are recognized in current period earnings. Fair value changes are classified as adjustments to interest expense in the consolidated statements of operations. These fair value adjustments through earnings can cause a significant fluctuation in reported net income, although they have no impact on the Partnership’s CAD.
Depreciation and amortization expense. Depreciation and amortization consist primarily of depreciation associated with the MF Properties. The Company incurred additional depreciation expense of approximately $228,000 and approximately $341,000 of in-place lease amortization and $150,000 of other amortization in the third quarter of 2007 due to the acquisition of the six MF Properties in the second quarter of 2007.
General and administrative expenses. General and administrative expenses decreased in the third quarter of 2007 compared to the third quarter of 2006 primarily due to a decrease in legal fees.
Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006 (Partnership Only)
Changes in Results of Operations

	For the Nine	For the Nine
	Months Ended	Months Ended	Dollar
	September 30, 2007	September 30, 2006	Change
Income
Mortgage revenue bond investment income	$6,490,050	$5,520,782	$969,268
Property revenues	1,038,814	—	1,038,814
Other interest income	874,046	4,590,329	(3,716,283)

	8,402,910	10,111,111	(1,708,201)

Expenses
Real estate operating (exclusive of items shown below)	546,745	—	546,745
Interest expense	2,174,827	1,483,614	691,213
Depreciation and amortization expense	745,271	18,098	727,173
General and administrative	1,067,730	1,106,495	(38,765)

	4,534,573	2,608,207	1,926,366

Minority interest in net loss of consolidated subsidiary	5,232	—	5,232

Income from continuing operations	$3,873,569	$7,502,904	$(3,629,335)

Mortgage revenue bond investment income. Mortgage revenue bond investment income increased in the first nine months of 2007 compared to the same period in 2006 due largely to the acquisition of $31.1 million of additional tax-exempt mortgage revenue bonds in the second quarter of 2007 and the acquisition of the Deerfield tax exempt bond in October 2006. These increases were partially offset by the disposition of the tax exempt bonds on Northwoods Lake in the third quarter of 2006. All base interest payments due on the mortgage revenue bonds were paid currently during the first nine months of 2007.
Property revenues. Property revenues are a result of revenue generated by the MF Properties acquired on June 29, 2007. The six MF Properties averaged $624 per unit in monthly rent with economic occupancy at 91% during the period.
Other interest income. The decrease in other interest income is attributable to approximately $4.3 million of contingent interest received upon the sale of the Northwoods Lake Apartments bonds in 2006. Partially offsetting this was an increase of approximately $231,000 of contingent interest earned in 2007 and an increase in temporary investments in liquid securities. The proceeds from the sale of Northwoods Lake during the third quarter of 2006, the additional $13.3 million of P-Float debt incurred in April 2007, and the issuance of additional BUCs in April of 2007 generated additional cash that was invested in short term liquid securities while the Partnership explored longer term investment options.
Interest expense. Interest expense increased approximately $691,000 in the nine month period ended September 30, 2007 compared to September 30, 2006. The increase in interest expense was due to a higher average interest rate on the Partnership’s borrowings and higher levels of borrowing. The average interest rate on the Partnership’s borrowings was 5.0% per annum during the first nine months of 2007 as compared to 4.0% per annum in the first nine months of 2006 and accounted for approximately $167,000 of the increase. The higher levels of borrowing during the first nine months of 2007 was due to the additional $13.3 million of P-Float debt incurred in April 2007 and the consolidation of the $19.9 million mortgage debt placed on the MF Properties in June 2007, and resulted in additional interest expense of approximately $642,000.
Offsetting this increase in interest expense were the effects of the interest rate cap agreements which decreased interest expense by approximately $118,000 more in the first nine months of 2007 than the first nine months of 2006. The Partnership manages its interest rate risk on its debt financing by entering into interest rate cap agreements that cap the amount of interest expense it pays on its floating rate debt financing. The Partnership’s interest rate cap agreements do not qualify for hedge accounting, and, therefore, any changes in the fair value of the caps are recognized in current period earnings. Fair value changes are classified as adjustments to interest expense in the consolidated statements of operations. These fair value adjustments through earnings can cause a significant fluctuation in reported net income, although they have no impact on the Partnership’s CAD.
Depreciation and amortization expense. Depreciation and amortization consist primarily of depreciation associated with the MF Properties. The Company incurred additional depreciation expense of approximately $228,000 and approximately $341,000 of in-place lease amortization and $150,000 of other amortization in the first nine months of 2007 due to the acquisition of the six MF Properties in the second quarter of 2007.
General and administrative expenses. General and administrative expenses were lower in the first nine months of 2007 compared to the first nine months of 2006 due to a decrease in legal fees incurred. This decrease was partially offset in the first nine months of 2007 by increased printing, travel, and other costs associated with the new investments made during the period.

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
Consolidated Liquidity
On a consolidated basis, cash provided by operating activities for the nine months ended September 30, 2007 decreased approximately $1.6 million compared to the same period a year earlier mainly due to changes in working capital components. Cash from investing activities decreased approximately $48.0 million, for the nine months ended September 30, 2007 compared to the same period in 2006 primarily due to the purchase of the MF Properties and the acquisition of additional tax-exempt revenue bonds in 2007. Cash from financing activities increased approximately $45.1 million for the nine months ended September 30, 2007 compared to the same period in 2006. This is the result of the receipt of proceeds from the mortgage of the MF Properties, additional issuances of debt in the P-Float program, and the sale of additional Beneficial Unit Certificates offset by the payment of liabilities assumed.
In connection with the acquisition of the Property Partnerships an aggregate loan of approximately $19.9 million from JP Morgan Chase Bank, N.A. was utilized to refinance the existing mortgages acquired in the transaction. The interest rate on this mortgage is variable and is calculated as one month LIBOR plus 1.55%. As of the transaction date, one month LIBOR was 5.32% and the interest on the mortgage was 6.87%. The mortgage matures in July 2009. In addition, the Company entered into two new P-Float securitization transactions for a total of $13.3 million of new debt. Such securitization transactions through the Merrill Lynch P-Float program are accounted for as secured borrowings and, in effect, provide variable-rate financing for the acquisition of new, or the securitization of existing, tax-exempt mortgage revenue bonds. This debt financing bears interest at a weekly floating bond rate, including associated remarketing, credit enhancement, liquidity and trustee fees. The average interest rates for all debt in the P-Float program was 5.0% per annum and 4.7% per annum during the nine months ended September 30, 2007 and 2006, respectively. Maturity dates for the Company’s debt financing range from 2008 through 2038.
Recently announced credit losses and credit rating downgrades at Merrill Lynch, our primary debt financing provider, are currently being evaluated to determine if there may be a negative impact on Merrill Lynch’s P-Float program, our primary leverage vehicle. We are currently evaluating alternative financing vehicles should existing P-Float borrowings or our ability to borrow additional amounts through the Merrill Lynch P-Float program be negatively impacted. At this time, we anticipate that we will continue to have access to debt financing through the Merrill Lynch P-Float program or similar securitization vehicles which will allow us to finance tax-exempt mortgage bonds on reasonable terms, but there can be no assurances that this will continue to be the case.
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
The Partnership’s regular annual distributions are currently equal to $0.54 per BUC, or $0.135 per quarter per BUC. In recent years, CAD excluding contingent interest and realized gains has not been sufficient to fund such distributions without utilizing cash reserves to supplement the deficit. The General Partner believes that the Partnership has an opportunity to increase its CAD excluding contingent interest and realized gains to a level that equals or exceeds the current distribution rate by fully investing, on a leveraged basis, the cash and cash equivalents currently held by the Partnership in new investments. As of September 30, 2007, the Partnership is not fully invested, on a leveraged basis. The General Partner believes that current investment opportunities will allow the Partnership to become fully invested in the near future. CAD generated in the quarter ended September 30, 2007 was substantially equal to the distribution amount to the BUC holders. The General Partner currently estimates that the impact on CAD of investments held and new investments expected to be closed in the near term will be sufficient to increase CAD to a level that exceeds the current quarterly distribution to BUC holders.

The following tables show the calculation of CAD and the break-down of Total CAD and CAD excluding contingent interest and realized gains for the three and nine months ended September 30, 2007 and 2006.

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net income (loss)	$113,313	$11,732,230	$1,814,028	$12,837,599
Net (income) loss from VIEs	1,686,503	(10,000,835)	4,190,076	(7,138,730)
Eliminations due to VIE consolidation	(818,044)	3,350,073	(2,130,533)	1,804,035

Income before impact of VIE consolidation	981,772	5,081,468	3,873,571	7,502,904
Change in fair value of derivatives and interest rate cap amortization	207,967	239,568	58,128	116,432
Tier 2 Income (25% to GP) (1)	—	(1,062,500)	(57,830)	(1,062,500)
Depreciation and amortization expense (Partnership only)	731,956	6,032	745,271	18,098

Total CAD	1,921,695	4,264,568	4,619,140	6,574,934

Contingent interest and realized gains
Contingent interest	—	3,187,500	173,489	3,187,500

CAD from contingent interest and realized gains	—	3,187,500	173,489	3,187,500

CAD excluding contingent interest and realized gains	$1,921,695	$1,077,068	$4,445,651	$3,387,434

Weighted average number of units outstanding, basic and diluted	13,512,928	9,837,928	12,147,269	9,837,928

Total CAD per unit	$0.14	$0.43	$0.38	$0.67
CAD from contingent interest and realized gains, per unit	$—	$0.32	$0.01	$0.32
CAD excluding contingent interest and realized gains, per unit	$0.14	$0.11	$0.37	$0.34

Contractual Obligations Table
The Partnership had the following contractual obligations as of September 30, 2007.

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Debt financing	$58,940,000	$7,915,000	$10,535,000	$27,190,000	$13,300,000
Mortgage payable	19,920,000	—	19,920,000	—	—
Coupon rate(s)(1)		4.52%	5.97%	4.39%	4.12%
Interest (2)	$18,261,623	$1,950,557	$6,515,360	$2,495,234	$7,300,472

(1)	Effective interest rates differ as described in Item 5 Debt Financing, interest rates shown are the average effective rate, including fees, for the nine months ended September 30, 2007

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
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No. 115 (“SFAS No. 159”). This statement permits, but does not require, entities to choose to measure many financial instruments and certain other items as fair value. SFAS No. 159 is effective for us beginning in the first quarter of 2008. The Company is currently assessing the impact of SFAS No. 159 may have on the consolidated financial statements.
In June 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. In October 2007, the effective date of this SOP was deferred indefinitely. The Company is currently evaluating this new guidance and has not determined whether it will be required to apply the provisions of the Guide in presenting its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Other than the additional interest rate caps the Partnership purchased in May and June of 2007 as detailed in Note 8 to the condensed consolidated financial statements, there have been no material changes in market risk from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of the Company’s 2006 Annual Report on Form 10-K.
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

	By	America First Capital Associates Limited Partnership Two, General Partner of the Partnership

	By	Burlington Capital Group LLC, General Partner of America First Capital Associates Limited Partnership Two

Date: November 12, 2007	/S/ Lisa Y. Roskens

Lisa Y. Roskens
Chief Executive Officer
Burlington Capital Group LLC, acting in its capacity as general partner of the
General Partner of America First Tax Exempt Investors, L.P.