Form 10-K
period 2007-12-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2008-03-13
CIK 1059142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  ☐

The aggregate market value of the registrant’s BUCs held by non-affiliates based on the final sales price of the BUCs on the last business day of the registrant’s most recently completed second fiscal quarter was $108,373,683.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

Forward-Looking Statements

This report (including, but not limited to, the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements that reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, America First Tax Exempt Investors, L.P.’s (the “Partnership”) performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Partnership and the investments it has made constitute forward-looking statements. Beneficial Unit Certificate (“BUC”) holders and others should understand that these forward-looking statements are subject to numerous risks and uncertainties, and a number of factors could affect the future results of the Partnership and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. These factors include general economic and business conditions such as the availability and credit worthiness of prospective tenants, lease rents, operating expenses, the terms and availability of financing for properties financed by the tax-exempt mortgage revenue bonds owned by the Partnership, adverse changes in the real estate markets from governmental or legislative forces, lack of availability and credit worthiness of counter parties to finance future acquisitions and interest rate fluctuations and other items discussed under “Risk Factors” in Item 1A of this report.

Item 1.	Business.

The Partnership was formed on April 2, 1998 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential properties. Interest on these bonds is excludable from gross income for federal income tax purposes. As a result, most of the income earned by the Partnership is exempt from federal income taxes. Our general partner is America First Capital Associates Limited Partnership Two (“AFCA 2”), whose general partner is The Burlington Capital Group LLC (“Burlington”). Since 1984, Burlington has specialized in the management of investment funds, many of which were formed to acquire real estate investments such as tax-exempt mortgage revenue bonds, mortgage securities and multifamily real estate properties.

As of December 31, 2007, the Partnership owned 20 tax-exempt mortgage revenue bonds which were issued to finance 16 apartment properties located in the states of Florida, Indiana, Iowa, South Carolina, Texas, Nebraska, Kansas and Kentucky containing a total of 2,448 rental units and 460 rental units under construction and a 142-bed student housing facility in Nebraska. Each of these mortgage revenue bonds provides for the payment of fixed-rate base interest to the Company. Additionally, 10 of the 20 bonds also provide for the payment of contingent interest based upon net cash flow and net capital appreciation of the underlying real estate properties. As a result, these mortgage revenue bonds provide the Company with the potential to participate in future increases in the cash flow generated by the financed properties, either through operations or from their ultimate sale. Ten of the 17 properties which collateralize the bonds owned by the Partnership are managed by America First Properties Management Company L.L.C., an affiliate of the Partnership. Management believes that this relationship provides greater insight and understanding of the underlying property operations and the property’s ability to meet debt service requirements to the Partnership.

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

The Partnership may invest in other types of tax-exempt securities that may or may not be secured by real estate. These tax-exempt securities must be rated in one of the four highest rating categories by at least one nationally recognized securities rating agency and may not represent more than 25% of our assets at the time of acquisition. The Partnership may also make taxable mortgage loans secured by multifamily properties which were financed by tax-exempt mortgage revenue bonds that the Partnership holds. The Partnership generally does not seek to acquire direct interests in real property as long term or permanent investments. The Partnership may, however, acquire direct interests in real property in order to position itself for a future investment in tax-exempt bonds. Additionally, it may acquire apartment complexes securing its revenue bonds or taxable mortgage loans through foreclosure in the event of a default.

As of December 31, 2007, the Partnership had a direct ownership interest in six Ohio limited partnerships that own four apartment properties located in Ohio and two apartment properties located in Kentucky containing a total of 544 rental units. The Partnership expects to ultimately restructure these properties by providing tax-exempt bond financing to new owners through a sale of the individual properties. All six of these properties are managed by America First Properties Management Company L.L.C., an affiliate of the Partnership. Management believes that this relationship provides greater insight and understanding of the underlying property operations and the property’s ability to meet debt service requirements to the Partnership.

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

We are pursuing a business strategy of acquiring additional tax-exempt mortgage revenue bonds on a leveraged basis in order to (i) increase the amount of tax-exempt interest available for distribution to our BUC holders; (ii) reduce risk through asset diversification and interest rate hedging; and (iii) achieve economies of scale. We are pursuing this growth strategy by investing in additional tax-exempt mortgage revenue bonds and related investments, taking advantage of attractive financing structures available in the tax-exempt securities market and entering into interest rate risk management instruments. We may finance the acquisition of additional tax-exempt mortgage revenue bonds through the reinvestment of cash flow, the issuance of additional BUCs, or securitization financing using our existing portfolio of tax-exempt mortgage revenue bonds. Our operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 40% and 60% of the total fair value of our assets.

In connection with our growth strategy, we are also assessing opportunities to reposition our existing portfolio of tax-exempt mortgage revenue bonds. The principal objective of this repositioning initiative is to improve the quality and performance of our revenue bond portfolio and, ultimately, increase the amount of cash available for distribution to our BUC holders. In some cases, we may elect to redeem selected tax-exempt bonds that are secured by multifamily properties that have experienced significant appreciation. Through the selective redemption of the bonds, a sale or refinancing of the underlying property will be required which, if sufficient sale or refinancing proceeds exist, will entitle the Company to receive payment of accrued contingent interest on its bond investment. In other cases, we may elect to sell bonds on properties that are in stagnant or declining markets. The proceeds received from these transactions would be redeployed into other tax-exempt investments consistent with our investment objectives. We may also be able to use a higher-quality investment portfolio to obtain higher leverage to be used to acquire additional investments.

Another goal of our repositioning strategy is to allow for the preparation of financial statements that more accurately reflect the nature of the Company as a tax-exempt bond fund rather than as an owner of apartment properties. As of December 31, 2007, generally accepted accounting principles, in particular Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), require us to present the financial results of eight of the properties financed with tax-exempt bonds owned by us on a consolidated basis with our financial results. The consolidation of underlying apartment properties under FIN 46R results mainly from the participation interest in the net cash flow and net capital appreciation from the payment of both base interest and contingent interest under the mortgage revenue bonds issued to finance the consolidated properties. By repositioning the investment portfolio into tax-exempt mortgage bonds which do not result in consolidation of the underlying property, we will be able to present our financial results in what we believe is a more understandable and transparent manner.

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

Each of these bond structures permits the issuance of tax-exempt bonds to finance the construction or acquisition and rehabilitation of affordable rental housing. Under applicable Treasury Regulations, any affordable apartment project financed with tax-exempt bonds must set aside a percentage of its total rental units for occupancy by tenants whose incomes do not exceed stated percentages of the median income in the local area. In each case, the balance of the rental units in the apartment project may be rented at market rates. With respect to private activity bonds issued under Section 142(d) of the Code, the owner of the apartment project may elect, at the time the bonds are issued, whether to set aside a minimum of 20% of the units for tenants making less than 50% of area median income (as adjusted for household size) or 40% of the units for tenants making less than 60% of the area median income (as adjusted for household size). Multifamily housing bonds that were issued prior to the Tax Reform Act of 1986 (so called “80/20” bonds) require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size.

We expect that many of the private activity housing bonds that we evaluate for acquisition will be issued in conjunction with the syndication of Low Income Housing Tax Credits under Section 42 of the Code (“LIHTCs”) by the owner of the financed apartment project. Additionally, to facilitate its investment strategy of acquiring additional tax-exempt mortgage bonds secured by multifamily apartment properties (“MF Properties”), the Partnership may acquire ownership positions in the MF Properties. The Partnership expects to ultimately restructure the property ownership through a sale of the MF Properties and a syndication of LIHTCs.

Investment Types

Tax-Exempt Mortgage Revenue Bonds.  The Company invests in tax-exempt mortgage revenue bonds. The amount of interest income earned by the Company from its investment in tax-exempt mortgage revenue bonds is a function of the net operating income generated by the properties collateralizing the tax-exempt mortgage revenue bonds. Net operating income from a multifamily residential property depends on the rental and occupancy rates of the property and the level of operating expenses.

Other Tax-Exempt Securities.  The Company may invest in other types of tax-exempt securities that may or may not be secured by real estate. These tax-exempt securities must be rated in one of the four highest rating categories by at least one nationally recognized securities rating agency and may not represent more than 25% of our assets at the time of acquisition.

Taxable Mortgage Loans.  The Company may also make taxable mortgage loans secured by multifamily properties which were financed by tax-exempt mortgage revenue bonds that we hold.

Real Estate.  While the Company generally does not seek to acquire equity interests in real property as long term or permanent investments it may acquire apartment complexes securing its revenue bonds or taxable mortgage loans through foreclosure in the event of a default. In addition, as part of its growth strategy, the Company may acquire direct or indirect interests in apartment complexes in order to position itself for a future investment in tax-exempt mortgage revenue bonds issued to finance the acquisition or substantial rehabilitation of such apartment complexes by a new owner. A new owner would typically seek to obtain LIHTCs in connection with the issuance of the new tax-exempt bonds, but if LIHTCs had previously been issued for the property, such a restructuring could not occur until the expiration of a 15-year compliance period for the initial LIHTCs. The Company may acquire an interest in such MF Properties prior to the end of the LIHTC compliance period. After the LIHTC compliance period, the Company would expect to sell such MF properties to a new owner which could syndicate new LIHTCs and seek tax-exempt bond financing on the property which the Company could acquire. Such restructurings will generally be expected to occur within 36 months of the acquisition by the Company of an interest in a MF Property. The Company will not acquire LIHTCs in connection with these transactions.

Effect of Adoption of FIN 46R on Financial Reporting

The Partnership is required to consolidate the assets, liabilities, results of operations and cash flows of certain entities that meet the definition of a “variable interest entity” (“VIE”) into the Partnership’s financial statements under the provisions of FIN 46R. Management has determined that eight of the entities which own multifamily apartment properties financed by the Partnership’s tax-exempt mortgage revenue bonds are VIEs. Because management determined that the Partnership is the primary beneficiary of each of these VIEs pursuant to the terms of each tax-exempt mortgage revenue bond and the criteria within FIN 46R, the Partnership consolidated the assets, liabilities and results of operations of these VIEs’ multifamily properties into the Partnership’s financial statements. Transactions and accounts between the Partnership and the consolidated VIEs, including the indebtedness underlying the tax-exempt mortgage bonds secured by the properties owned by the VIEs, have been eliminated in consolidation.

All financial information in this Form 10-K presented on the basis of Accounting Principles Generally Accepted in the United States of America (GAAP), is that of the Partnership and the VIEs on a consolidated basis. We refer to the Partnership, its wholly owned subsidiary America First LP Holding Corp (“Holding Corp”), and the consolidated VIEs throughout this Form 10-K as the “Company”. We refer to the Partnership and Holding Corp, without consolidation of the VIEs, as the “Partnership.”

Financing Strategy

We have financed acquisitions of additional revenue bonds through a securitization transaction offered through the Merrill Lynch proprietary residual interest tax-exempt securities and puttable floating option tax-exempt receipts “P-Float” program. In a securitization transaction, we deposit a tax-exempt mortgage revenue bond into a trust which issues two types of securities, senior securities (“P-Floats”) and subordinated residual interest securities (“RITES”). The P-Floats are floating-rate securities representing a beneficial ownership interest in the outstanding principal and interest of the tax-exempt mortgage revenue bond credit-enhanced by Merrill Lynch (or a Merrill Lynch affiliate) and sold to institutional investors. The interest rate paid on the P-Floats reflects a spread over the Securities Industry and Financial Market Association (“SIFMA”, formerly the “BMA”) floating rate index. We receive the net proceeds from the sale of the P-Floats and may use these funds to make additional investments. The RITES are issued to us and represent a beneficial ownership interest in the remaining interest on the underlying tax-exempt mortgage revenue bond. We maintain a call option on the senior P-Float securities and this allows us to collapse the trusts and retain a level of control over the underlying revenue bond. The call price of a P-Float is equal to its par amount plus 10% of any increase in the market value of the underlying revenue bonds. We account for these transactions as secured borrowings, and they, in effect, provide us with variable-rate financing. Accordingly, we record these senior certificates as debt financing, the revenue bonds as investment securities held in trust, and the RITES as other assets. There are certain risks associated with the use of P-Floats which are discussed in more detail in Item 1A “Risk Factors” and Item 7A “Quantitative and Qualitative Disclosures about Market Risks” and elsewhere in this Annual Report on Form 10-K.

In addition to the P-Float program the Partnership may utilize other forms of borrowing. Such borrowings may include mortgage loans secured by owned real estate and revolving lines of credit.

Recent Developments

Effects of Recent Changes in Credit Markets.

The credit issues experienced recently by the single-family subprime mortgage industry have affected interest rates and availability of credit generally. Although the consequences of these events and their impact on our ability to pursue our plan to grow through investments in additional tax-exempt bonds secured by first mortgages on affordable multifamily housing projects are not fully known, we do not anticipate that our existing assets will be adversely affected by these events. The Company does not issue mortgage loans secured by mortgages on single-family residential properties or acquire securities backed by single-family mortgage loans.

We believe that if there are continued defaults on subprime single family mortgages and a general contraction of credit available for single family mortgage loans, additional demand for affordable rental housing may be created and, as a result, may have a positive economic effect on apartment properties financed by the tax-exempt bonds held by the Partnership. We believe the current tightening of credit may also create opportunities for additional investments consistent with the Partnership’s investment strategy because it may result in fewer parties competing to acquire tax-exempt bonds issued to finance affordable housing. There can be no assurance that we will be able to finance additional acquisitions of tax-exempt bonds through either additional equity or debt financing.

Developments Affecting P-Float Financing

Historically, our primary leverage vehicle has been the Merrill Lynch P-Float program. Recent credit losses and credit rating downgrades at Merrill Lynch have resulted in a significant increase in Merrill Lynch’s cost of borrowing under the P-Float program since December 31, 2007. This is reflected in an increased spread over the SIFMA rate payable on the P-Floats. The increased spread over SIFMA has resulted in a significantly higher interest rate on the Partnership’s P-Float financing. As discussed in Item 7A, Quantitative and Qualitative Disclosures about Market Risks, the Partnership’s effective interest rate on its P-Float borrowings has increased approximately 1.25% to 2.0% from November 30, 2007 to February 29, 2008. A 1.5% increase in the Partnership’s effective interest rate, on an annualized basis, would result in approximately $1.1 million of additional interest expense on the Partnership’s existing P-Float financing. This additional interest expense will lower the Partnership’s cash available for distribution (“CAD”).

In addition, if the interest rate on the P-Floats rises to a level where the interest received on the underlying tax-exempt bonds is not sufficient to pay all interest due on the P-Floats, the P-Float may be terminated and the underlying tax-exempt mortgage revenue bonds may be sold in order to satisfy the obligations on the P-Floats. Due to these developments with our P-Float debt, we do not expect to have access to additional debt financing through the Merrill Lynch P-Float program for the foreseeable future and this is expected to limit our ability to acquire additional tax-exempt mortgage revenue bonds on a leveraged basis.

While the Partnership currently intends to maintain annual distributions of $0.54 per BUC, a reduction in CAD could result in a reduction in the distributions paid by the Partnership on its BUCs in the future. We are currently evaluating alternative financing vehicles to replace our P-Float debt in order to reduce our interest expense and in order to have access to new leverage financing for additional tax-exempt mortgage bonds on reasonable terms. We have not entered into any agreements with respect to any such alternative debt financing and there can be no assurances that we will be able to do so.

Line of Credit

In January 2008, the Partnership entered into a $5.0 million line of credit. The line of credit is available for new investments and general working capital purposes. It is secured by certain mortgage revenue bonds and bears interest at a variable rate of prime minus 0.5% per annum.

Beneficial Unit Certificate activity

In December 2007, the Partnership announced that Burlington had adopted a prearranged trading plan (the “Plan”) with RBC Dain Rauscher (“RBC”) under which RBC will acquire BUCs in open market purchases made from time to time for the account of Burlington beginning January 1, 2008. Burlington may acquire up to $2.0 million of BUCs under the Plan. Burlington is the general partner of the Company’s general partner. As a result, the Plan was established in accordance with the guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934.

In January 2007, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) relating to the sale of up to $100.0 million of its BUCs. The Company intends to issue BUCs from time to time under this Registration Statement to raise additional equity capital as needed to fund investment opportunities. Raising additional equity capital for deployment into new investment opportunities is part of our overall growth strategy outlined above Pursuant to this Registration Statement, in April 2007 the Company issued, through an underwritten public offering, a total of 3,675,000 BUCs at a public offering price of $8.06 per BUC. Net proceeds realized by the Company from the issuance of the additional BUCs were approximately $27.5 million, after payment of an underwriter’s discount and other offering costs of approximately $2.1 million. The proceeds were used to acquire additional tax-exempt revenue bonds and other investments meeting the Partnership’s investment criteria and for general working capital needs.

Investment activity

In February 2008, the Company acquired $4.5 million of tax-exempt housing bonds issued to finance the construction of the Woodlyn Village Apartments, a 59 unit apartment complex in Maplewood, Minnesota. The bonds represent 100% of the bond issuance, were purchased at par, and earn interest at a fixed annual rate of 6.0% with semi-annual interest payments. The stated maturity date of the bonds is November 1, 2042.

In January 2008, the Company acquired $7.9 million of tax-exempt housing bonds issued to finance the construction of the Bridle Ridge Apartments, a 152 unit apartment complex in Greer, South Carolina. The bonds represent 100% of the bond issuance, were purchased at par, and earn interest at a fixed annual rate of 6.0% with semi-annual interest payments. The stated maturity date of the bonds is January 1, 2043.

In October 2007, the Company acquired $10.8 million of tax-exempt housing bonds issued to finance Runnymede Apartments, a 252 unit apartment complex located in Austin, Texas. The bonds represent 100% of the bond issuance, were purchased at par, and earn interest at a fixed annual rate of 6.0% with semi-annual interest payments. The stated maturity date of the bonds is October 1, 2042.

In June 2007, the Company acquired $5.5 million Series A and $0.4 million Series B tax-exempt housing bonds issued to finance the construction of the Prairiebrook Village Apartments, a 72 unit apartment complex in Gardner, Kansas. The bonds represent 100% of the bond issuance, were purchased at par, and earn interest at an annual rate of 6.0% for the Series A and 8.0% for the Series B with semi-annual interest payments. The stated maturity date of the bonds is June 1, 2047. On February 11, 2008, the bond trustee notified the owner and developer of Prairiebrook Village that they were not in compliance with certain sections of the bond indenture. The occurrence and continuation of this non-compliance could become an event of default. The Partnership is currently working with the trustee, developer, and owners of the project to develop an action plan. Should the non-compliance become an event of default, the Partnership will evaluate all remedies at its disposal including foreclosure on the mortgage securing the bonds. If appropriate, the Partnership will seek to recover all funds still on deposit with the trustee, sell all assets owned by the project and pursue owner and developer guarantees. The Partnership anticipates that, should it have to exercise its remedies, amounts recovered will be sufficient to repay the par amount of the bonds.

In June 2007, America First LP Holding Corp. (“Holding Corp.”), a wholly-owned subsidiary of the Partnership, acquired the 99% limited partner interests in six Ohio limited partnerships (the “Property Partnerships”) for a cash purchase price of approximately $9.2 million plus assumed debt and other liabilities of approximately $15.7 million. Each Property Partnership owns a multifamily apartment property, of which four are located in Ohio and two are located in Kentucky. The cash portion of the purchase price was funded by cash on hand. In connection with the acquisition, the Property Partnerships refinanced their existing debt with an aggregate loan of approximately $19.9 million. The interest rate on this mortgage is variable and is calculated as one month LIBOR plus 1.55%. As of the transaction date, LIBOR was 5.32% and the interest on the mortgage was 6.87%. As of December 31, 2007, one month LIBOR was 4.86% and the interest on the mortgage was 6.41%. The mortgage matures in July 2009. The Company has guaranteed the payment of certain exceptions from the nonrecourse provisions and certain environmental obligations, should they arise, in connection with the loan. The 1% general partner interests in the six Property Partnerships were acquired by Atlantic Development GP Holding Corp., a party unaffiliated with the Partnership, with the proceeds of an approximately $62,000 loan from Holding Corp. These 1% general partner interests are reflected in the Company’s consolidated financial statements as minority interests.

In May 2007, the Company acquired $15.1 million Series A and $0.6 million Series B tax-exempt housing bonds issued to finance the construction of the Woodland Park Apartments, a 236 unit apartment complex in Topeka, Kansas. The bonds represent 100% of the bond issuance, were purchased at par, and earn interest at an annual rate of 6.0% for the Series A and 8.0% for the Series B with semi-annual interest payments. The stated maturity date of the bonds is November 1, 2047. The apartment complex is currently under construction. Based on the construction schedule, finished units are expected to be available for leasing starting in May 2008 with a final completion of the project expected by May 2009.

In May 2007, the Company acquired $4.9 million of tax-exempt housing bonds issued to finance the construction of the Gardens of DeCordova Apartments, a 76 unit apartment complex in Granbury, Texas. The bonds represent 100% of the bond issuance, were purchased at par, and earn interest at an annual rate of 6.0% with semi-annual interest payments. The stated maturity date of the bonds is May 1, 2047. The apartment complex is currently under construction with an estimated completion date of November 2008 with some units available for rent prior to that date.

In May 2007, the Company acquired $4.7 million of tax-exempt housing bonds issued to finance the construction of the Gardens of Weatherford Apartments, a 76 unit apartment complex in Weatherford, Texas. The bonds represent 100% of the bond issuance, were purchased at par, and earn interest at an annual rate of 6.0% with semi-annual interest payments. The stated maturity date of the bonds is May 1, 2047. The apartment complex is currently under construction with an estimated completion date of November 2008.

The Company has determined that the underlying entities that own the Bridle Ridge Apartments, Runnymede Apartments, Prairiebrook Village Apartments, Woodland Park Apartments, the Gardens of DeCordova Apartments, and the Gardens of Weatherford Apartments which are financed by bonds owned by the Partnership do not meet the definition of a VIE and accordingly, their financial statements are not required to be consolidated into the Company’s consolidated financial statements under FIN 46R.

Management and Employees

The Partnership is managed by its general partner, America First Capital Associates Limited Partnership Two (“AFCA 2”). The Partnership has no employees, executive officers or directors. Certain services are provided to the Partnership by employees of Burlington, which is the general partner of AFCA 2, and the Partnership reimburses Burlington for its allocated share of these salaries and benefits. The Partnership is not charged, and does not reimburse Burlington, for the services performed by executive officers of Burlington.

Competition

The Partnership competes with private investors, lending institutions, trust funds, investment partnerships and other entities with objectives similar to the Partnership for the acquisition of tax-exempt mortgage revenue bonds and other investments. This competition could reduce the availability of tax-exempt mortgage revenue bonds for acquisition and reduce the interest rate that issuers pay on these bonds.

Because the Partnership holds tax-exempt mortgage revenue bonds secured entirely by multifamily residential properties and holds an interest in the MF Properties, the Partnership may be considered to be in competition with other residential real estate in the same geographic areas. In each city in which the properties collateralized by the Partnership’s tax-exempt mortgage revenue bonds owned by the Partnership or MF Properties are located, such properties compete with a substantial number of other multifamily properties. Multifamily properties also compete with single-family housing that is either owned or leased by potential tenants. To compete effectively, the apartment properties financed or owned by the Partnership must offer quality apartments at competitive rental rates. In order to maintain occupancy rates and attract quality tenants, the Partnership’s apartment properties may also offer rental concessions, such as free rent to new tenants for a stated period. These apartment properties also compete by offering quality apartments in attractive locations and that provide tenants with amenities such as recreational facilities, garages and pleasant landscaping.

Environmental Matters

The Partnership believes that each of the MF Properties and the properties collateralizing its tax-exempt mortgage revenue bonds is in compliance, in all material respects, with federal, state and local regulations regarding hazardous waste and other environmental matters and is not aware of any environmental contamination at any of such properties that would require any material capital expenditure by the underlying properties and therefore the Partnership for the remediation thereof.

Tax Status

The Partnership is classified as a partnership for federal income tax purposes and accordingly, it makes no provision for income taxes. The distributive share of the Partnership’s income, deductions and credits is included in each BUC holder’s income tax return.

The Partnership’s subsidiary, Holding Corp, is a “C” corporation for income tax purposes and files a separate income tax return. Therefore, the Partnership is only subject to income taxes on this investment to the extent it receives dividends from Holding Corp.

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

America First Properties Management Company, L.L.C. (“Properties Management”) is an affiliate of Burlington that is engaged in the management of apartment complexes. Properties Management currently manages the six MF Properties and ten of the properties whose tax-exempt bonds are held by the Partnership and earns a fee paid out of property revenues. Properties Management may also seek to become the manager of apartment complexes financed by additional mortgage bonds acquired by the Company, subject to negotiation with the owners of such properties. If the Company acquires ownership of any property through foreclosure of a revenue bond, Properties Management may provide property management services for such property and, in such case, earn a fee payable out of property revenues.

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

Three of the multifamily housing properties financed by tax-exempt bonds held by the Partnership are located in Florida in areas that are prone to damage from hurricanes and other major storms. Due to the significant losses incurred by insurance companies on policies written on properties in Florida damaged by hurricanes, property and casualty insurers in Florida have modified their approach to underwriting policies. As a result, the owners of these Florida properties now assume the risk of first loss on a larger percentage of their property’s value. If any of these properties were damaged in a hurricane or other major storm, the losses incurred could be significant and would reduce the cash flow available to pay base or contingent interest on the Partnership’s tax-exempt bonds collateralized by these properties. In general, the current insurance policies on these properties carry a 3% deductible on the insurable value of the properties. The current insurable value of the Florida properties is approximately $52.2 million.

The Company may be adversely impacted by economic factors beyond its control and may incur impairment charges to its investment portfolio.

The credit and capital markets have continued to deteriorate. If uncertainties in these markets continue, the markets deteriorate further or the Company experiences deterioration in the values of its investment portfolio, the Company may incur impairments to its investment portfolio which could negatively impact the Company’s financial condition, cash flows, and reported earnings.

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

An increase in interest rates could also decrease the value of our tax-exempt mortgage bonds. A decrease in the value of our tax-exempt mortgage revenue bonds could cause the debt financing counterparty to demand additional collateral. If additional collateral is not available, the debt financing could be terminated and some or all of the bonds collateralizing such financing may be sold to repay the debt. In that case, we would lose the net interest income from these bonds. A decrease in the value of our tax-exempt mortgage revenue bonds could also decrease the amount we could realize on the sale of our investments and would decrease the amount of funds available for distribution to holders of BUCs.

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

Recent credit losses and credit rating downgrades at Merrill Lynch have caused Merrill Lynch’s cost of borrowing to increase significantly. These additional costs of borrowing are passed on to the Partnership by Merrill Lynch on the Partnership’s P-Float debt. We do not expect to have access to additional debt financing through the Merrill Lynch P-Float program for the foreseeable future and there can be no assurances that we will be able to arrange alternative sources of financing. Additionally, there can be no assurances that our existing P-Float debt will remain in place even with the additional costs currently being assessed.

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

The rent restrictions and occupant income limitations imposed on affordable housing properties may limit the revenues of such properties.

All of the properties securing our tax-exempt mortgage revenue bonds and the MF Properties are subject to certain federal, state and/or local requirements with respect to the permissible income of their tenants. Since federal subsidies are not generally available on these properties, rents must be charged on a designated portion of the units at a level to permit these units to be continuously occupied by low or moderate income persons or families. As a result, these rents may not be sufficient to cover all operating costs with respect to these units and debt service on the applicable tax-exempt mortgage revenue bond. This may force the property owner to charge rents on the remaining units that are higher than they would be otherwise and may, therefore, exceed competitive rents which may adversely affect the occupancy rate of a property securing an investment and the property owner’s ability to service its debt.

The MF Properties and the properties securing our revenue bonds may be subject to liability for environmental contamination and thereby increase the risk of default on such bonds.

The owner or operator of real property may become liable for the costs of removal or remediation of hazardous substances released on its property. Various federal, state and local laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The MF Properties and the properties that secure our revenue bonds, or any additional revenue bonds we acquire in the future, may contain contamination of which we are not aware. The costs associated with the remediation of any such contamination may be significant and may exceed the value of a property, causing a loss for our subsidiary or, in the case of properties securing our revenue bonds, the property owner to default on the revenue bond secured by the property.

Direct ownership of apartment properties will subject the Partnership to all of the risks normally associated with the ownership of commercial real estate.

The Partnership may acquire ownership of apartment complexes financed by tax-exempt bonds held by it in the event of a default on such bonds. Additionally, the Partnership has acquired interests in MF Properties in order to facilitate the eventual acquisition of tax-exempt mortgage revenue bonds on the properties. In either case, during the time the Partnership owns an apartment complex, it will generate taxable income or losses from the operations of such property rather than tax exempt interest. In addition, the Partnership will be subject to all of the risks normally associated with the operation of commercial real estate including declines in property value, occupancy and rental rates and increases in operating expenses. The Partnership may also be subject to government regulations, natural disasters and environmental issues, any of which could have an adverse affect on the Partnership’s financial results and ability to make distributions to BUC holders.

We have assumed certain potential liability relating to recapture of tax credits on MF Properties.

The previous partners in the partnerships that own the MF Properties have taken low income housing tax credits with respect to the acquisition or rehabilitation of these properties. In connection with the acquisition by Holdings of a partnership interest in these partnerships, we have agreed to reimburse the prior partners for any liabilities they incur due to recapture of these tax credits to the extent the recapture liability is due to the operation of the MF Properties after Holdings acquired its interest therein in a manner inconsistent with the laws and regulations relating to such tax credits.

Any future issuances of additional BUCs could cause their market value to decline.

We have the authority to issue additional BUCs representing assigned limited partner interests in the Partnership, and we plan to issue such BUCs from time to time. The issuance of additional BUCs could cause dilution of the existing BUCs and a decrease in the market price of the BUCs. If additional BUCs are issued but the

Company is unable to invest the additional equity capital in assets that generate tax-exempt income at levels at least equivalent to our existing assets, Cash Available for Distributions (“CAD”) may decline. A decline in CAD may result in lower distributions to BUC holders and a lower market price for our BUCs.

The Company is not registered under the Investment Company Act.

The Company is not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) because it operates under an exemption from these registration requirements. As a result, none of the protections of the Investment Company Act (disinterested directors, custody requirements for securities, and regulation of the relationship between a fund and its advisor) are applicable to the Company.

The Company engages in transactions with related parties.

Each of the executive officers of Burlington and four of the managers of Burlington hold equity positions in Burlington. A subsidiary of Burlington acts as our general partner and manages our investments and performs administrative services for us and earns certain fees that are either paid by the properties financed by our tax-exempt mortgage revenue bonds or by us. Another subsidiary of Burlington provides on-site management for the MF Properties and for many of the multifamily apartment properties that underlie our tax-exempt bonds and earns fees from the property owners based on the gross revenues of these properties. The shareholders of the limited-purpose corporations which own five of the apartment properties financed with tax-exempt bonds and taxable loans held by the Company are employees of Burlington who are not involved in the operation or management of the Company and who are not executive officers or managers of Burlington. Because of these relationships, our agreements with Burlington and its subsidiaries are related-party transactions. By their nature, related-party transactions may not be considered to have been negotiated at arm’s-length. These relationships may also cause a conflict of interest in other situations where we are negotiating with Burlington.

BUC holders may incur tax liability if any of the interest on our tax-exempt mortgage revenue bonds is determined to be taxable.

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

If the Company is classified as an association taxable as a corporation rather than as a partnership, we will be taxed on our taxable income, if any, and all distributions made by us to our shareholders would constitute ordinary dividend income taxable to such shareholders to the extent of our earnings and profits, which would include tax-exempt income, as well as any taxable income we might have, and the payment of these dividends would not be deductible by us. The listing of the Company’s BUCs for trading on the NASDAQ Global Market causes the Company to be treated as a “publicly traded partnership” under Section 7704 of the Code. A publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income. Qualifying income includes interest, dividends, real property rents, gain from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends and certain other items. Substantially all of the Company’s gross income will continue to be tax-exempt interest income on mortgage bonds. We believe that all of this interest income is qualifying income, however, it is possible that some or all of our income could be determined not to be qualifying income. In such a case, if more than 10% of our annual gross income in any year is not qualifying income, the Company will be taxable as a corporation rather than a partnership for federal income tax purposes. We have not received, and do not intend to seek, a ruling from the IRS regarding our status as a partnership for tax purposes.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

Each of the Partnership’s tax-exempt mortgage revenue bonds is collateralized by a multifamily housing property. The Partnership does not hold title or any other interest in these properties, other than the first mortgages securing the bonds.

As a result of FIN 46R, the Company is required to consolidate certain of the multifamily residential properties securing its bonds because the owners of those properties are treated as VIEs for which the Company is the primary beneficiary. The Company consolidated eight multifamily housing properties owned by VIEs located in Florida, Indiana, Iowa, South Carolina and Kentucky as of December 31, 2007.

In addition to the properties owned by VIEs, the Company reports the financial results of the MF Properties on a consolidated basis due to the 99% limited partnership interests held by its subsidiary in the partnerships that own the MF Properties. The Company consolidated six MF Properties located in Ohio and Kentucky as of December 31, 2007.

The following table sets forth certain information for each of the consolidated properties as of December 31, 2007:

	MF Properties					Carrying
			Average		Buildings	Value at
		Number	Square Feet		and	December 31,
Property Name	Location	of Units	per Unit	Land	Improvements	2007

Eagle Ridge	Erlanger, KY	64	1,183	$290,763	$2,387,242	$2,678,005
Meadowview	Highland Heights, KY	118	1,119	703,936	4,881,630	5,585,566
Crescent Village	Cincinnati, OH	90	1,226	353,117	4,312,153	4,665,270
Willow Bend	Hilliard, OH	92	1,221	580,130	3,006,278	3,586,408
Postwoods I	Reynoldsburg, OH	92	1,186	572,065	3,247,757	3,819,822
Postwoods II	Reynoldsburg, OH	88	1,186	576,438	3,272,331	3,848,769

						24,183,840
Less accumulated depreciation (depreciation expense of approximately $459,000 in 2007)						(459,196)

Balance at December 31, 2007						$23,724,644

	VIEs
						Carrying
			Average		Buildings	Value at
		Number	Square Feet		and	December 31,
Property Name	Location	of Units	per Unit	Land	Improvements	2007

Ashley Point at Eagle Crest	Evansville, IN	144	910	$321,489	$6,092,695	$6,414,184
Ashley Square	Des Moines, IA	150	970	650,000	7,353,350	8,003,350
Bent Tree Apartments	Columbia, SC	232	989	986,000	11,226,011	12,212,011
Fairmont Oaks Apartments	Gainsville, FL	178	1,139	850,400	8,108,627	8,959,027
Iona Lakes Apartments	Ft. Myers, FL	350	807	1,900,000	17,032,120	18,932,120
Lake Forest Apartments	Daytona Beach, FL	240	1,093	1,396,800	10,724,810	12,121,610
Woodbridge Apts. of Bloomington III	Bloomington, IN	280	946	656,346	10,150,460	10,806,806
Woodbridge Apts. of Louisville II	Louisville, KY	190	947	519,520	7,422,933	7,942,453

						85,391,561
Less accumulated depreciation (depreciation expense of approximately $2.9 million in 2007)						(31,084,584)

Balance at December 31, 2007						$54,306,977

Total Net Real Estate Assets at December 31, 2007						$78,031,621

Item 3.	Legal Proceedings.

There are no material pending legal proceedings to which the Partnership is a party or to which any of the properties collateralizing the Partnership’s tax-exempt mortgage revenue bonds are subject.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2007 to a vote of the Partnership’s security holders.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

(a) Market Information. BUCs represent assignments by the sole limited partner of its rights and obligations as a limited partner. The rights and obligations of BUC holders are set forth in the Partnership’s Agreement of Limited Partnership. BUCs of the Partnership trade on the NASDAQ Global Market under the trading symbol “ATAXZ”. The following table sets forth the high and low sale prices for the BUCs for each quarterly period from January 1, 2006 through December 31, 2007.

2007	High	Low

1st Quarter	$8.50	$7.80
2nd Quarter	$8.36	$7.75
3rd Quarter	$8.16	$7.00
4th Quarter	$8.04	$6.35

2006	High	Low

1st Quarter	$8.20	$7.42
2nd Quarter	$7.82	$7.10
3rd Quarter	$7.90	$7.21
4th Quarter	$8.14	$7.70

(b) BUC Holders. The approximate number of BUC holders on December 31, 2007 was 5,000.

(c) Distributions. Distributions to BUC holders were made on a quarterly basis during 2007, 2006, and 2005 with a special distribution in December 2005. Total distributions for the years ended December 31, 2007, 2006, and 2005 were $6,801,000, $5,312,000 and $7,937,000, respectively. The distributions paid or accrued per BUC during the fiscal years ended December 31, 2007, 2006, and 2005 were as follows:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,
	2007	2006	2005

Cash Distributions	$0.5400	$0.5400	$0.8068

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information regarding the sources of funds that will be used for cash distributions and for a discussion of factors which may adversely affect the Partnership’s ability to make cash distributions at the same levels in 2008 and thereafter.

(d) Use of Proceeds from Issuance of Additional BUCs

Net proceeds realized by the Company from the issuance of the additional BUCs in 2007 were approximately $27.5 million, after payment of an underwriter’s discount and other offering costs of approximately $2.1 million. The proceeds were used to acquire additional tax-exempt revenue bonds and other investments meeting the Partnership’s investment criteria, and for general working capital needs.

(e) Sales of Unregistered Securities. None

(f) Issuer Purchases of Equity Securities. None

Item 6.	Selected Financial Data.

Set forth below is selected financial data for the Company as of and for the years ended December 31, 2004 through 2007 and for the Partnership as of and for the year ended December 31, 2003. The information should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed in response to Item 8 of this report. In addition, please refer to the discussions in Item 1 and Item 7 regarding the adoption of FIN 46R and its effects on the presentation of financial data in this report on Form 10-K.

	As of or	As of or	As of or	As of or	As of or
	for the	for the	for the	for the	for the
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003

Property revenues	$16,280,151	$14,187,135	$13,891,556	$13,034,770	$—
Real estate operating expenses	(10,057,506)	(8,781,819)	(8,515,626)	(7,366,291)	—
Depreciation and amortization expense	(4,165,117)	(2,486,366)	(2,740,703)	(2,817,740)	(48,155)
Mortgage revenue bond investment income	3,227,254	1,418,289	1,061,242	923,108	8,769,052
Other bond investment income	—	4,891	73,179	321,750	321,750
Other interest income	751,797	337,008	102,474	78,367	116,266
Gain on sale of securities	—	—	126,750	—	—
Provision for loan losses	—	—	—	—	(1,810,000)
Interest expense	(3,531,192)	(2,106,292)	(1,176,293)	(1,179,896)	(1,615,179)
Hurricane related expenses	—	—	—	(771,666)	—
General and administrative expenses	(1,577,551)	(1,575,942)	(2,028,366)	(1,484,598)	(1,139,070)
Minority interest	13,030	—	—	—	—

Income from continuing operations	$940,866	$996,904	$794,213	$737,804	$4,594,664
Income (loss) from discontinued operations, (including gain on sale of $11,667,246 and $18,771,497 in 2006 and 2005, respectively)	—	11,779,831	18,770,929	(424,860)	—

Income before cumulative effect of accounting change	940,866	12,776,735	19,565,142	312,944	4,594,664
Cumulative effect of accounting change	—	—	—	(38,023,001)	—

Net income (loss)	$940,866	$12,776,735	$19,565,142	$(37,710,057)	$4,594,664
Less: general partners’ interest in net income	99,451	1,627,305	1,021,216	72,436	45,947
Unallocated loss related to variable interest entities	(3,452,591)	3,863,226	1,443,519	(44,953,615)	—

Limited partners’ interest in net income	$4,294,006	$7,286,204	$17,100,407	$7,171,122	$4,548,717

Limited partners’ interest in net income per unit (basic and diluted):
Income from continuing operations	$0.34	$0.74	$0.58	$0.52	$0.46
Income (loss) from discontinued operations, (including gain on sale of $1.91 per unit)	—	—	1.16	—	—

Income before cumulative effect of accounting change	0.34	0.74	1.74	0.52	0.46
Cumulative effect of accounting change	—	—	—	0.21	—

Net income, basic and diluted, per unit	$0.34	$0.74	$1.74	$0.73	$0.46

Distributions paid or accrued per BUC	$0.5400	$0.5400	$0.8068	$0.5400	$0.5400

Investments in tax-exempt mortgage revenue bonds, at estimated fair value	$66,167,116	$27,103,398	$17,033,964	$16,031,985	$139,197,520

Real estate assets, net	$78,031,621	$56,209,929	$56,593,086	$58,243,113	$—

Total assets	$164,879,008	$100,200,189	$111,574,124	$118,147,479	$155,553,817

Total debt	$91,315,000	$45,770,000	$45,990,000	$62,275,000	$67,495,000

	As of or	As of or	As of or	As of or	As of or
	for the	for the	for the	for the	for the
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003

Net cash provided by operating activities	$4,227,023	$5,637,095	$3,851,827	$5,128,258	$6,621,089

Net cash provided by (used in) investing activities	$(48,007,185)	$6,396,786	$23,104,860	$(5,264,436)	$(21,285,025)

Net cash provided by (used in) financing activities	$50,125,180	$(6,855,558)	$(25,975,424)	$(843,588)	$10,786,146

Cash Available for Distribution (“CAD”)(1)	$6,062,931	$7,876,824	$14,919,367	$6,086,921	$6,813,368

Weighted average number of BUCs outstanding, basic and diluted	12,491,490	9,837,928	9,837,928	9,837,928	9,837,928

(1)	To calculate CAD, amortization expense related to debt financing costs and bond reissuance costs, depreciation expense on MF Property assets, Tier 2 income due to the general partner (as defined in the Agreement of Limited Partnership), interest rate cap expense, provision for loan losses, impairments on bonds and losses related to VIEs including the cumulative effect of accounting change, are added back to the Company’s net income (loss) as computed in accordance with GAAP. The Company uses CAD as a supplemental measurement of its ability to pay distributions. The Company believes that CAD provides relevant information about its operations and is necessary along with net income (loss) for understanding its operating results.

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

	2007	2006	2005	2004	2003

Net income	$940,866	$12,776,735	$19,565,142	$(37,710,057)	$4,594,664
Net (income) loss related to VIEs and eliminations due to consolidation	3,452,591	(3,863,226)	(1,443,519)	4,867,444	—

Net income before impact of VIE consolidation	$4,393,457	8,913,509	18,121,623	5,180,388	4,594,664
Change in fair value of derivatives and interest rate cap amortization	249,026	210	(364,969)	117,916	360,549
Depreciation and amortization expense (Partnership only)	1,478,278	25,605	24,467	196,122	48,155
Tier 2 Income distributable to the General Partner(1)	(57,830)	(1,062,500)	(3,595,754)	—	—
Provision for loan losses	—	—	734,000	217,654	1,810,000
Impairment on tax-exempt mortgage revenue bonds	—	—	—	374,841	—

CAD	$6,062,931	$7,876,824	$14,919,367	$6,086,921	$6,813,368

(1)	As described in Note 3 to the consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent (Tier 2 income) will be distributed 75% to the BUC holders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner. For 2007, Lake Forest generated approximately $231,000 of Tier 2 income. For 2006, the Northwoods Lake Apartments provided for $4.25 million of Tier 2 income. For 2005, the Clear Lake sale resulted in approximately $14.4 million of Tier 2 income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

In this Management’s Discussion and Analysis we will discuss the results of operations in two sections, (1) the “Company”, which refers to the consolidated financial information as reported on a GAAP basis of America First Tax Exempt Investors, L.P, its subsidiary, America First LP Holding Corp. (“Holding Corp”) and the consolidated variable interest entities (“VIEs”) as described below and (2) the “Partnership” which refers to America First Tax Exempt Investors, L.P. and Holding Corp as a stand-alone entity without the consolidation of VIEs. MF Properties refers to the multifamily apartment projects that are owned by partnerships of which the Holding Corp is the 99% limited partner and are consolidated with the Partnership. The consolidated VIEs refers to certain entities that own multifamily apartment projects financed with mortgage revenue bonds held by the Partnership that have been determined to be variable interest entities and are consolidated with the Partnership in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”.) Throughout this discussion we will refer to the Company, the Partnership, MF Properties and the consolidated VIEs as described in this paragraph. This discussion structure is consistent with the segment reporting of the Company as presented in the Notes to the consolidated financial statements of the Company.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management of the Company to make a number of judgments, assumptions and estimates. The application of these judgments, assumptions and estimates can affect the amounts of assets, liabilities, revenues and expenses reported by the Company. All of the Company’s significant accounting policies are described in Note 2 to the Company’s consolidated financial statements included in Item 8 of this report. The Company considers the following to be its critical accounting policies because they involve judgments, assumptions and estimates by management that significantly affect the financial statements. If these estimates differ significantly from actual results, the impact on our Consolidated Financial Statements may be material.

Variable Interest Entities (“VIEs”)

When the Partnership invests in a tax-exempt mortgage revenue bond which is collateralized by the underlying multifamily property, the Partnership will evaluate the entity which owns the property securing the tax-exempt mortgage revenue bond to determine if it is a VIE as defined by FIN 46R. FIN 46R is a complex standard that requires significant analysis and judgment. If it is determined that the entity is a VIE, the Partnership will then evaluate if it is the primary beneficiary of such VIE, by determining whether the Partnership will absorb the majority of the VIE’s expected losses, receive a majority of the VIE’s residual returns, or both. If the Partnership determines itself to be the primary beneficiary of the VIE, then the assets, liabilities and financial results of the related multifamily property will be consolidated in the Partnership’s financial statements. If management incorrectly applies the provisions of FIN 46R, the Company might improperly consolidate, or fail to consolidate, an entity.

Purchase Accounting

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

Investments in Tax-Exempt Mortgage Revenue Bonds and Other Tax-Exempt Bonds

The credit and capital markets have continued to deteriorate. If uncertainties in these markets continue, the markets deteriorate further or the Company experiences deterioration in the values of its investment portfolio, the Company may incur impairments to its investment portfolio which could negatively impact the Company’s financial condition, cash flows, and reported earnings.

Valuation — As all of the Partnership’s investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values. The Company bases the fair value of the tax-exempt bonds, which have a limited market, on quotes from external sources, such as brokers, for these or similar bonds. In the limited situation when quotes are unavailable, the Partnership estimates the fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. This calculation methodology encompasses judgment in its application.

As of December 31, 2007, approximately $60.0 million of the Company’s tax-exempt mortgage revenue bonds are valued using broker quotes and approximately $5.7 million are valued using management’s discounted cash flow analyses. Broker quotes and management’s discounted cash flow analyses provide indicative pricing only. Due to the limited market for the tax-exempt bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the bonds.

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

Review of securities for other-than-temporary impairment — The Partnership periodically reviews each of its mortgage revenue bonds for impairment by comparing the estimated fair value of the revenue bond to its carrying amount. The estimated fair value of the revenue bond is calculated using a discounted cash flow model using interest rates for comparable investments. A security is considered other-than-temporarily impaired if evidence indicates that the cost of the investment is not recoverable within a reasonable period of time. If an other-than-temporary impairment exists, the cost basis of the mortgage bond is written down to its estimated fair value, with the amount of the write-down accounted for as a realized loss. The recognition of an other-than-temporary impairment and the potential impairment analysis are subject to a considerable degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the financial statements. The estimated future cash flow of each revenue bond depends on the operations of the underlying property and, therefore is subject to a significant amount of uncertainty in the estimation of future rental receipts, future real estate operating expenses, and future capital expenditures. Such estimates are affected by economic factors such as the rental markets and labor markets in which the property operates, the current capitalization rates for properties in the rental markets, and tax and insurance expenses. Different conditions or different assumptions applied to the calculation may provide different results. The Partnership periodically compares its estimates with historical results to evaluate the reasonableness and accuracy of its estimates and adjusts its estimates accordingly.

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

The fair values of the caps at inception are their original cost. Changes in the fair value of the interest rate cap agreements are recognized in earnings as interest expense. The fair value adjustment through earnings can cause a significant fluctuation in reported net income although it has no impact on the Partnership’s cash flows. Although the Company utilizes current price quotes by recognized dealers as a basis for estimating the fair value of its interest rate cap agreements, the calculation of the fair value involves a considerable degree of judgment.

Executive Summary

Overview

The Partnership operates for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. Each multifamily property financed with tax-exempt mortgage bonds held by the Partnership is owned by a separate entity. The Partnership does not hold an ownership interest in any of these entities. However, in some cases, these entities are treated as VIEs and, as a result, the assets, liabilities and financial results of the properties owned by these entities are consolidated with the Company.

To facilitate its investment strategy of acquiring additional tax exempt mortgage bonds secured by multifamily apartment properties, the Partnership may acquire ownership positions in apartment properties (“MF Properties”), in order to ultimately restructure the property ownership through a sale of the MF Properties and a syndication of low income housing tax credits (“LIHTCs”). The Partnership expects to ultimately restructure the property ownership through a sale of the MF Properties and a syndication LIHTCs. The Partnership expects to provide the tax-exempt mortgage revenue bonds to the new property owners as part of the restructuring. Such restructurings will generally be expected to be initiated within 36 months of the initial investment in MF Properties and will often coincide with the expiration of the compliance period relating to LIHTCs previously issued with respect to the MF Property. The Partnership will not acquire LIHTCs in connection with these transactions. As of December 31, 2007, the Partnership’s wholly-owned subsidiary, America First LP Holding Corp., held limited partnership interests in six entities that own MF Properties containing a total of 544 rental units. Until the Partnership restructures the property ownership as described above, the MF Properties operating goal is similar to that of the VIEs as described below.

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

Ten of the 17 properties which collateralize the bonds owned by the Partnership and all of the MF Properties are managed by America First Properties Management Company (“Properties Management”), an affiliate of the Partnership. Management believes that this relationship provides greater insight and understanding of the underlying property operations and their ability to meet debt service requirements to the Partnership. The properties not managed by Properties Management are Woodbridge Apartments of Bloomington, Woodbridge Apartments of Louisville, Bella Vista Apartments, Gardens of DeCordova, Gardens of Weatherford, Prairiebrook Village, and Runnymede Apartments.

At December 31, 2007, the Partnership held 20 tax exempt mortgage bonds, eight of which are secured by properties held by VIEs and, therefore, eliminated in consolidation on the Company’s financial statements. As of December 31, 2007 and 2006, the eight consolidated VIE multifamily apartment properties contained a total of 1,764 rental units. As of December 31, 2005, the Company consolidated nine VIE multifamily apartment properties containing a total of 2,256 Units. The properties underlying the nine non-consolidated tax-exempt mortgage bonds contain a total of 1,286 rental units at December 31, 2007. At December 31, 2006 and 2005, the Partnership held four non-consolidated tax-exempt mortgage bonds secured by apartment properties containing a total of 574 rental units.

Discussion of the Partnership Owned Apartment Properties and the Partnership Bond Holdings and the Related Apartment Properties as of December 31, 2007

The following discussion outlines the individual apartment properties financed by the Partnership and the MF Properties in which it holds an ownership interest and briefly discusses their overall operations and financial results. The discussion also outlines the bond holdings of the Partnership, discusses the significant terms of the bonds, identifies those ownership entities which are consolidated VIEs of the Company and briefly discusses the overall operations and financial results of the underlying properties.

				Percentage of		Economic Occupancy(1)
			Number	Occupied		for the Period Ended
		Number	of Units	Units as of December 31,		December 31,
Property Name	Location	of Units	Occupied	2007	2006	2007	2006

Non-Consolidated Properties
Chandler Creek Apartments	Round Rock, TX	216	197	91%	92%	70%	71%
Clarkson College	Omaha, NE	142	118	83%	83%	80%	70%
Deerfield Apartments(5)	Blair, NE	72	60	83%	64%	65%	n/a
Bella Vista Apartments(2)	Gainesville, TX	144	133	92%	n/a	72%	n/a
Woodland Park(3)	Topeka, KS	236	n/a	n/a	n/a	n/a	n/a
Prairiebrook Village(3)	Gardner, KS	72	n/a	n/a	n/a	n/a	n/a
Runnymede Apartments(4)	Austin, TX	252	227	90%	n/a	90%	n/a
Gardens of DeCordova(3)	Granbury, TX	76	n/a	n/a	n/a	n/a	n/a
Gardens of Weatherford(3)	Weatherford, TX	76	n/a	n/a	n/a	n/a	n/a

		1,286	508	89%	84%	71%	71%

VIEs
Ashley Pointe at Eagle Crest	Evansville, IN	144	128	89%	98%	93%	86%
Ashley Square	Des Moines, IA	150	144	96%	81%	81%	80%
Bent Tree Apartments	Columbia, SC	232	210	91%	92%	81%	80%
Fairmont Oaks Apartments	Gainsville, FL	178	167	94%	97%	91%	87%
Iona Lakes Apartments	Ft. Myers, FL	350	280	80%	88%	70%	90%
Lake Forest Apartments	Daytona Beach, FL	240	225	94%	98%	98%	97%
Woodbridge Apts. of Bloomington III	Bloomington, IN	280	271	97%	97%	94%	92%
Woodbridge Apts. of Louisville II	Louisville, KY	190	185	97%	94%	92%	91%

		1,764	1,610	91%	93%	86%	89%

				Percentage of		Economic Occupancy(1)
			Number	Occupied		for the Period Ended
		Number	of Units	Units as of December 31,		December 31,
Property Name	Location	of Units	Occupied	2007	2006	2007	2006

MF Properties
Meadowview(4)	Erlanger, KY	64	59	92%	n/a	83%	n/a
Eagle Ridge(4)	Highland Heights, KY	118	113	96%	n/a	90%	n/a
Crescent Village(4)	Cincinnati, OH	90	81	90%	n/a	90%	n/a
Willow Bend(4)	Columbus (Hilliard), OH	92	90	98%	n/a	93%	n/a
Postwoods I(4)	Reynoldsburg, OH	92	83	90%	n/a	83%	n/a
Postwoods II(4)	Reynoldsburg, OH	88	82	93%	n/a	83%	n/a

		544	508	93%	n/a	88%	n/a

(1)	Economic occupancy is presented for the year ended December 31, 2007 and 2006, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while Economic occupancy is a measurement over the period presented, therefore, Economic occupancy for a period may exceed the Actual occupancy at any point in time.

(2)	Bella Vista was under initial construction as of December 31, 2006, and therefore has no occupancy data for that period.

(3)	These properties were under initial construction as of December 31, 2007, and therefore have no occupancy data.

(4)	Previous period occupancy numbers are not available, as this is a new investment.

(5)	For Deerfield, only Physical occupancy is presented as of December 31, 2006, as this is a new investment.

Ashley Pointe — Ashley Pointe at Eagle Crest is located in Evansville, Indiana and contains 144 units. The tax-exempt mortgage revenue bonds owned by the Partnership are traditional “80/20” bonds issued prior to the Tax Reform Act of 1986. These bonds require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size. The bonds have an outstanding principal amount of $6.7 million and have a base interest rate of 7.0% per annum. The bonds also contain a participation interest in any excess cash flow generated by the underlying property through the potential payment of contingent interest. The bond accrues contingent interest at a rate of 3.5% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property. To date, the property has not paid any contingent interest and the Partnership has not recognized any contingent interest income related to this bond. Because of its capital structure and the participation interests contained in the bond owned by the Partnership this property is a consolidated VIE. Ashley Pointe’s operations resulted in net operating income (calculated as property revenue less salaries, advertising, administration, utilities, repair and maintenance, insurance, taxes and management fee expenses) of $611,000 and $467,000 on net revenue of approximately $1.13 million and $1.09 million in 2007 and 2006 respectively. This improvement versus 2006 is primarily the result of increased revenue from improved occupancy and a decrease in real estate tax expense.

Ashley Square — Ashley Square Apartments is located in Des Moines, Iowa and contains 150 units. The tax-exempt mortgage revenue bonds owned by the Partnership are traditional “80/20” bonds issued prior to the Tax Reform Act of 1986. These bonds require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size. The bonds have an outstanding principal amount of $6.5 million and have a base interest rate of 7.5% per annum. The bonds also contain a participation interest in any excess cash flow generated by the underlying property through the potential payment of contingent interest. The bond accrues contingent interest at a rate of 3.0% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property. To date, the property has not paid any contingent interest and the Partnership has not recognized any contingent interest income related to this bond. Because of its capital structure and the participation interests contained in the bond owned by the Partnership this property is a consolidated VIE. Additionally, the equity ownership of this property is held by individuals or entities affiliated with the general partner. Ashley Square’s operations resulted in net operating income of $189,000 and $240,000 on net revenue of approximately $1.06 million and $1.07 million in 2007 and 2006 respectively. The 2007 results were negatively impacted by significant capital improvement projects which resulted in varying numbers of units being unavailable for rent throughout the year. With the completion of these projects in 2007, occupancy numbers have improved and property management expects improved operations in 2008.

Bella Vista — Bella Vista Apartments is located in Gainesville, Texas and contains 144 units. The tax-exempt mortgage revenue bonds owned by the Partnership are private activity housing bonds issued in conjunction with the syndication of LITHCs. The bonds have an outstanding principal amount of $6.8 million and have a base interest rate of 6.15% per annum. The bonds do not contain participation interests. We have determined that the company that owns Bella Vista Apartments does not meet the definition of a VIE. As a result, this property is not consolidated. June 2007 was the first full month of operations at Bella Vista. In 2007, Bella Vista’s operations resulted in net operating income of $400,000 on net revenue of approximately $793,000.

Bent Tree — Bent Tree Apartments is located in Columbia, South Carolina and contains 232 units. The tax-exempt mortgage revenue bonds owned by the Partnership are traditional “80/20” bonds issued prior to the Tax Reform Act of 1986. These bonds require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size. The bonds have an outstanding principal amount of $11.1 million and have a base interest rate of 7.1% per annum. The bonds also contain a participation interest in any excess cash flow generated by the underlying property through the potential payment of contingent interest. The bond accrues contingent interest at a rate of 1.9% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property. To date, the property has not paid any contingent interest and the Partnership has not recognized any contingent interest income related to this bond. Because of its capital structure and the participation interests contained in the bond owned by the Partnership this property is a consolidated VIE. Additionally, the equity ownership of this property is held by individuals or entities affiliated with the general partner. Bent Tree’s operations resulted in net operating income of $685,000 and $580,000 on net revenue of approximately $1.53 million and $1.46 million in 2007 and 2006 respectively. This increase in net operating income is the result of increased revenue due to an increase in occupancy and other miscellaneous revenues as well as a decrease in salary expenses versus 2006.

Chandler Creek — Chandler Creek Apartments is located in Round Rock, Texas and contains 216 units. The tax-exempt mortgage revenue bonds owned by the Partnership were issued under Section 145 of the Code by a not-for-profit entity qualified under Section 501(c) 3 of the Code. The Chandler Creek bonds are in technical default and interest is being paid on these bonds at a base rate below the stated rate. In January 2004, the Company entered into a forbearance agreement with the owner of Chandler Creek Apartments which set forth the terms under which the Company agreed to forbear from the exercise of remedies against the owner. Among the conditions to forbearance is an agreement for current interest payments at a rate below the stated rate. In April 2006, the Company terminated the forbearance agreement with the owner. The termination of the forbearance agreement allows the Company to seek additional remedies including the ultimate foreclosure of the property, if necessary. The Company does not currently intend to exercise its right to foreclose on the property as the property continues to pursue alternatives to ultimately satisfy its obligations to its creditors. The bonds have an outstanding principal amount of $11.5 million and are currently paying a base interest rate of 6.0% per annum. The bonds do not contain participation interests. Because the property is owned by a 501(c) 3 not-for-profit entity it is not a VIE. Chandler Creek’s operations resulted in net operating income of $1.1 million and $788,000 on net revenue of approximately $1.9 million and $1.7 million in 2007 and 2006 respectively. The increase in net operating income is due to increased fee revenues and a decrease in professional fees.

Clarkson College — Clarkson College is a 142 bed student housing facility located in Omaha, Nebraska. The tax-exempt mortgage revenue bonds owned by the Partnership were issued under Section 145 of the Code by a not-

for-profit entity qualified under Section 501(c) 3 of the Code. The bonds have an outstanding principal amount of $6.1 million and have a base interest rate of 6.0% per annum. The bonds also contain a participation interest in any excess cash flow generated by the underlying property through the potential payment of contingent interest. The bonds accrue contingent interest at a rate of 1.25% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property. To date, the property has not paid any contingent interest and the Partnership has not recognized any contingent interest income related to this bond. Because the property is owned by a 501(c)(3) not-for-profit entity it is not a VIE. Clarkson College’s operations resulted in net operating income of $499,000 and $393,000 on net revenue of approximately $695,000 and $588,000 in 2007 and 2006 respectively. As shown in the table above, occupancy trends are positive as economic occupancy increased from 2006 to 2007 driving the increased net operating income.

Crescent Village — Crescent Village Townhomes is located in Cincinnati, Ohio and contains 90 units. Crescent Village is one of the MF Properties consolidated with the Partnership. Accordingly, there are no tax-exempt bonds currently secured by this property. Crescent Village has realized approximately $190,000 in net operating income on revenue of $386,000 since its acquisition on June 29, 2007.

Deerfield — Deerfield Apartments is located in Blair, Nebraska and contains 72 units. The tax-exempt mortgage revenue bonds owned by the Partnership were issued under Section 145 of the Code by a not-for-profit entity qualified under Section 501(c) 3 of the Code. The Series A bonds have an outstanding principal amount of $3.3 million and have a base interest rate of 6.25% per annum. The Series B bonds have an outstanding principal amount of $90,000 and have a base interest rate of 8.5% per annum The bonds do not contain participation interests. Because the property is owned by a 501(c) 3 not-for-profit entity it is not a consolidated VIE. In 2007, Deerfield’s operations resulted in net operating income of $224,000 on net revenue of approximately $408,000. These bonds were purchased in the fourth quarter of 2006.

Eagle Ridge — Eagle Ridge Townhomes is located in Erlanger, Kentucky and contains 64 units. Eagle Ridge is one of the MF Properties consolidated with the Partnership. Accordingly, there are no tax-exempt bonds currently secured by this property. Eagle Ridge has realized approximately $109,000 in net operating income on revenue of $230,000 since its acquisition on June 29, 2007.

Fairmont Oaks — Fairmont Oaks Apartments is located in Gainesville, Florida and contains 178 units. The tax-exempt mortgage revenue bonds owned by the Partnership are traditional “80/20” bonds issued prior to the Tax Reform Act of 1986. These bonds require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size. The bonds have an outstanding principal amount of $7.8 million and have a base interest rate of 6.2% per annum. The bonds also contain a participation interest in any excess cash flow generated by the underlying property through the potential payment of contingent interest. The bond accrues contingent interest at a rate of 2.2% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property. To date, the property has not paid any contingent interest and the Partnership has not recognized any contingent interest income related to this bond. Because of its capital structure and the participation interests contained in the bond owned by the Partnership this property is a consolidated VIE. Additionally, the equity ownership of this property is held by individuals or entities affiliated with the general partner. Fairmont Oak’s operations resulted in net operating income of $808,000 and $643,000 on net revenue of approximately $1.6 million and $1.4 million in 2007 and 2006 respectively. The increase in net operating income is a direct result of increased economic occupancy.

Gardens of DeCordova — The Gardens of DeCordova Apartments is currently under construction in Granbury, Texas and will contain 76 units upon completion. The Partnership owns the tax-exempt mortgage revenue bonds financing this project. Based on the construction schedule, finished units are expected to be available for leasing starting in April 2008 with a final completion of the project expected by November 2008. The developer and principals have guaranteed completion and stabilization of the project. The general contractor has a guaranteed maximum price contract and payment and performance bonds are in place. The project has an additional five months of capitalized interest reserve sufficient to fund debt service beyond the expected date of completion.

Gardens of Weatherford — The Gardens of Weatherford Apartments is currently under construction in Weatherford, Texas and will contain 76 units upon completion. The Partnership owns the tax-exempt mortgage revenue bonds financing this project. The estimated completion date is November 2008 with some units available for rent prior to that date. The developer and principals have guaranteed completion and stabilization of the project. The general contractor has a guaranteed maximum price contract and payment and performance bonds are in place. The project has an additional two months of capitalized interest reserve sufficient to fund debt service beyond the expected date of completion.

Iona Lakes — Iona Lakes Apartments is located in Fort Myers, Florida and contains 350 units. The tax-exempt mortgage revenue bonds owned by the Partnership are traditional “80/20” bonds issued prior to the Tax Reform Act of 1986. These bonds require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size. The bonds have an outstanding principal amount of $16.4 million and have a base interest rate of 6.9% per annum. The bonds also contain a participation interest in any excess cash flow generated by the underlying property through the potential payment of contingent interest. The bond accrues contingent interest at a rate of 2.6% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property. To date, the property has not paid any contingent interest and the Partnership has not recognized any contingent interest income related to this bond. Because of its capital structure and the participation interests contained in the bond owned by the Partnership this property is a consolidated VIE. Additionally, the equity ownership of this property is held by individuals or entities affiliated with the general partner. Iona Lake’s operations resulted in net operating income of $1.1 million and $1.6 million on net revenue of approximately $2.6 million and $3.2 million in 2007 and 2006 respectively. As shown in the table above, occupancy trends were lower in 2007 which directly impacted operating results. The decline in occupancy resulted from a number of month-to-month tenants returning to their hurricane damaged homes as repairs were completed and has not recovered due to local market conditions.

Lake Forest — Lake Forest Apartments is located in Daytona Beach, Florida and contains 240 units. The tax-exempt mortgage revenue bonds owned by the Partnership are traditional “80/20” bonds issued prior to the Tax Reform Act of 1986. These bonds require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size. The bonds have an outstanding principal amount of $10.2 million and have a base interest rate of 6.9% per annum. The bonds also contain a participation interest in any excess cash flow generated by the underlying property through the potential payment of contingent interest. The bond accrues contingent interest at a rate of 1.6% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property. To date, the property has paid approximately $231,000 of contingent interest, representing all of the contingent interest income recognized by the Partnership in 2007. Because of its capital structure and the participation interests contained in the bond owned by the Partnership this property is a consolidated VIE. Additionally, the equity ownership of this property is held by individuals or entities affiliated with the general partner. Lake Forest’s operations resulted in net operating income of $1.1 million and $1.2 million on net revenue of approximately $2.07 million and $2.14 million in 2007 and 2006 respectively.

Meadowview — Meadowview Apartments is located in Highland Heights, Kentucky and contains 118 units. Meadowview is one of the MF Properties consolidated with the Partnership. Accordingly, there are no tax-exempt bonds currently secured by this property. Meadowview has realized approximately $190,000 in net operating income on revenue of $429,000 since its acquisition on June 29, 2007.

Prairiebrook Village — In June 2007, the Company acquired the Prairiebrook Village bonds. The bonds were issued in order to construct a 72 unit multifamily apartment complex in Gardner, Kansas. On February 11, 2008, the bond trustee notified the owner and developer of Prairiebrook Village that they were not in compliance with certain sections of the bond indenture. The occurrence and continuation of this non-compliance could become an event of default. The Partnership is currently working with the trustee, developer, and owners of the project to develop an action plan. Should the non-compliance become an event of default, the Partnership will exercise all remedies at its disposal including recovering all moneys still on deposit with the trustee, sale of all assets owned by the project, and will pursue owner and developer guarantees. The Partnership anticipates that, should it have to exercise its remedies, amounts recovered will be sufficient to repay the par amount of the bonds.

Postwoods I — Postwoods Townhomes is located in Reynoldsburg, Ohio and contains 92 units. Postwoods I is one of the MF Properties consolidated with the Partnership. Accordingly, there are no tax-exempt bonds currently secured by this property. Postwoods I has realized approximately $160,000 in net operating income on revenue of $349,000 since its acquisition on June 29, 2007.

Postwoods II — Postwoods Townhomes is located in Reynoldsburg, Ohio and contains 88 units. Postwoods II is one of the MF Properties consolidated with the Partnership. Accordingly, there are no tax-exempt bonds currently secured by this property. Postwoods II has realized approximately $109,000 in net operating income on revenue of $303,000 since its acquisition on June 29, 2007.

Runnymede Apartments — Runnymede Apartments is located in Austin, Texas and contains 252 units. The tax-exempt mortgage revenue bonds owned by the Partnership are private activity housing bonds issued in conjunction with the syndication of LITHCs. The bonds have an outstanding principal amount of $10.8 million and have a base interest rate of 6.00%. The bonds do not contain participation interests. We have determined that the company that owns Runnymede Apartments does not meet the definition of a VIE. As a result, this property is not consolidated. These bonds were purchased in October 2007, as such full year operating results are not available.

Willow Bend — Willow Bend Townhomes is located in Columbus (Hilliard), Ohio and contains 92 units. Willow Bend is one of the MF Properties consolidated with the Partnership. Accordingly, there are no tax-exempt bonds currently secured by this property. Willow Bend has realized approximately $162,000 in net operating income on revenue of $369,000 since its acquisition on June 29, 2007.

Woodbridge at Bloomington — Woodbridge Apartments at Bloomington is located in Bloomington, Indiana and contains 280 units. The tax-exempt mortgage revenue bonds owned by the Partnership are traditional “80/20” bonds issued prior to the Tax Reform Act of 1986. These bonds require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size. The bonds have an outstanding principal amount of $12.6 million and have a base interest rate of 7.5% per annum. The bonds also contain a participation interest in any excess cash flow generated by the underlying property through the potential payment of contingent interest. The bond accrues contingent interest at a rate of 3.5% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property. To date, the property has not paid any contingent interest and the Partnership has not recognized any contingent interest income related to this bond. Because of its capital structure and the participation interests contained in the bond owned by the Partnership this property is a consolidated VIE. Woodbridge at Bloomington’s operations resulted in net operating income of $1.1 million and $1.0 million on net revenue of approximately $2.3 million and $2.2 million in 2007 and 2006 respectively. As shown in the table above, occupancy trends are positive as physical occupancy remained high and economic occupancy increased from 2006 to 2007. The increase in net operating income is a direct result of a decrease in real estate taxes.

Woodbridge at Louisville — Woodbridge Apartments at Louisville is located in Louisville, Kentucky and contains 190 units. The tax-exempt mortgage revenue bonds owned by the Partnership are traditional “80/20” bonds issued prior to the Tax Reform Act of 1986. These bonds require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size. The bonds have an outstanding principal amount of $9.0 million and have a base interest rate of 7.5% per annum. The bonds also contain a participation interest in any excess cash flow generated by the underlying property through the potential payment of contingent interest. The bond accrues contingent interest at a rate of 3.5% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property. To date, the property has not paid any contingent interest and the Partnership has not recognized any contingent interest income related to this bond. Because of its capital structure and the participation interests contained in the bond owned by the Partnership this property is a consolidated VIE. Woodbridge at Louisville’s operations resulted in net operating income of $749,000 and $755,000 on net revenue of approximately $1.7 million and $1.6 million in 2007 and 2006 respectively.

Woodland Park — Woodland Park Apartments is currently under construction in Topeka, Kansas and will contain 236 units upon completion. The Partnership owns the tax-exempt mortgage revenue bonds financing this project. Based on the construction schedule, finished units are expected to be available for leasing starting in May 2008 with a final completion of the project expected by May 2009. The developer and principals have guaranteed completion and stabilization of the project. The general contractor has a guaranteed maximum price contract and payment and performance bonds are in place. The project has an additional four months of capitalized interest reserve sufficient to fund debt service beyond the expected date of completion.

The Company has determined that the underlying entities that own the Runnymede Apartments, Prairiebrook Village Apartments, Woodland Park Apartments, the Gardens of DeCordova Apartments, the Gardens of Weatherford Apartments, Clarkson College, Chandler Creek Apartments, Bella Vista Apartments, and the Deerfield Apartments which are financed by bonds owned by the Partnership do not meet the definition of a VIE and accordingly, their financial statements are not required to be consolidated into the Company’s consolidated financial statements under FIN 46R.

Results of Operations

The Consolidated Company

The tables below compare the results of operations for the Company for 2007, 2006, and 2005:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2005

Revenues:
Property revenues	$16,280,151	$14,187,135	$13,891,556
Mortgage revenue bond investment income	3,227,254	1,418,289	1,061,242
Other bond investment income	—	4,891	73,179
Other interest income	751,797	337,008	102,474
Gain on sale of securities	—	—	126,750

Total Revenues	20,259,202	15,947,323	15,255,201
Expenses:
Real estate operating (exclusive of items shown below)	10,057,506	8,781,819	8,515,626
Depreciation and amortization	4,165,117	2,486,366	2,740,703
Interest	3,531,192	2,106,292	1,176,293
General and administrative	1,577,551	1,575,942	2,028,366

Total Expenses	19,331,366	14,950,419	14,460,988

Minority interest in net loss of consolidated subsidiary	13,030	—	—
Income from continuing operations	940,866	996,904	794,213
Income from discontinued operations, (including gain on sale of $11,667,246 and $18,771,497 in 2006 and 2005, respectively)	—	11,779,831	18,770,929

Net income	940,866	12,776,735	19,565,142

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Property Revenues.  Property revenues increased approximately $2.1 million for the year ended December 31, 2007 compared to the same period of 2006. The increase is attributable to the acquisition of the MF Properties which had 2007 revenue of approximately $2.1 million. Annual net rental revenues per unit related to the VIE’s decreased from approximately $7,632 in 2006 to approximately $7,534 in 2007, or $98 per unit. Annual net rental revenues per unit related to the MF Properties were, on an annualized basis, $7,427 per unit in 2007.

Mortgage revenue bond investment income.  The increase in mortgage revenue bond investment income from 2006 to 2007 is primarily due to income generated by the tax-exempt mortgage bonds acquired in 2007 plus a full year of income from bonds acquired during 2006. In 2007, a total of seven new bond investments were acquired with a total carrying value of approximately $42.0 million as of December 31, 2007. Income from these new investments accounted for $1.3 million of the total increase. The remaining increase is attributable to a full year of income on bond investments acquired in 2006.

Other interest income.  Other interest income represents interest earned on cash and cash equivalents. The increase is attributable to higher average balances of cash and cash equivalents during the year which resulted from the issuance of additional BUCs in April 2007.

Real estate operating expenses.  Real estate operating expenses increased approximately $1.3 million during 2007 compared to 2006. This increase is primarily attributable to the purchase of the MF Properties which had operating expenses of approximately $1.2 million.

Depreciation and amortization.  Depreciation and amortization increased approximately $1.7 million in 2007 compared to 2006. Depreciation is primarily associated with the apartment properties of the consolidated VIEs and the MF Properties. Amortization is primarily associated with in-place lease assets recorded as part of the purchase accounting for the acquisition of the MF Properties. Depreciation and amortization related to the MF Properties accounted for the majority of the increase as depreciation expense on the MF Properties was approximately $459,000 and amortization related to the MF Properties was approximately $984,000 in 2007.

Interest expense.  Interest expense increased approximately $1.4 million during 2007 compared to 2006 due to higher levels of borrowing and the mark-to-market adjustments on our interest rate caps. Total outstanding debt increased from approximately $45.8 million at December 31, 2006 to approximately $91.3 million as of December 31, 2007. Interest expense on the new debt accounted for approximately $1.3 million of the overall increase. The remaining increase is attributable to the effect of interest rate cap expense which is the result of marking our interest rate caps to fair value plus amortization of premiums paid for the caps. For the year ended December 31, 2006, this fair value adjustment increased interest expense by $210 as compared to an increase in interest expense in 2007 of $74,000.

General and administrative expenses.  General and administrative expenses were consistent between 2007 and 2006.

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

Each of the tax-exempt mortgage revenue bonds bears tax-exempt interest at a fixed rate and ten of the bonds provide for the payment of additional contingent interest that is payable solely from available net cash flow generated by the financed property. At December 31, 2007, all of the Partnership’s tax-exempt mortgage revenue bonds, with the exemption of Chandler Creek, were paying their full amount of base interest. The Partnership has the ability and may restructure the terms of its tax-exempt mortgage revenue bond to reduce the base interest rate payable on these bonds. The Partnership remains aware of this potential and continues to monitor the performance of the multifamily properties collateralizing its tax-exempt mortgage revenue bonds.

The Partnership has financed the acquisition of tax-exempt mortgage revenue bonds through the securitization of certain of its tax-exempt mortgage revenue bonds under the Merrill Lynch P-Float program. As of December 31, 2007 the Partnership has securitized $71.4 million of its tax-exempt mortgage revenue bond portfolio. See the discussion of Liquidity and Capital Resources below for further discussion.

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

As of December 31, 2007, the Partnership’s wholly-owned subsidiary, Holding Corp., held limited partnership interests in six entities that own MF Properties containing a total of 544 rental units. As noted above, the Partnership expects to ultimately restructure the property ownership through a sale of the MF Properties and a syndication of the associated LIHTCs. The Partnership expects to provide the tax-exempt mortgage revenue bonds to the new property owners as part of the restructuring. Until such a restructuring occurs the operations of the properties owned by the limited partnerships are consolidated with the Partnership.

The following discussion of the Partnership’s results of operations for the years ended December 31, 2007, 2006 and 2005 reflects the operations of the Partnership without the consolidation of the VIEs required by FIN 46R. This information reflects the information used by management to analyze the Partnership’s operations and is reflective of the segment data discussed in Note 13 to the financial statements.

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2005

Revenues
Mortgage revenue bond investment income	$9,379,858	$11,633,084	$10,168,938
Property revenues	2,066,487	—	—
Other bond investment income	—	4,892	73,179
Other interest income	751,798	983,372	505,032

	12,198,143	12,621,348	10,747,149

Expenses
Real estate operating (exclusive of items shown below)	1,230,695	—	—
Provision for loan losses	—	—	734,000
Interest expense	3,531,192	2,106,291	2,149,027
Depreciation and amortization expense	1,478,278	25,605	24,467
General and administrative	1,577,551	1,575,942	2,028,366

	7,817,716	3,707,838	4,935,860

Minority interest in net loss of consolidated subsidiary	13,030	—	—
Income from continuing operations	4,393,457	8,913,510	5,811,289
Income from discontinued operations	—	—	12,310,334

Net Income	$4,393,457	$8,913,510	$18,121,623

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Mortgage revenue bond investment income.  Mortgage revenue bond investment income decreased approximately $2.3 million in 2007 compared to 2006. The decrease is due to decreased collections of contingent interest offset by increased collections of base interest. Contingent interest income recognized in 2007 was approximately $231,000 compared to approximately $4.3 million in 2006, all of which was a result of the receipt of previously unrecognized contingent interest associated with the Partnership’s previous investment in the Northwoods Lake mortgage revenue bond. Due to the uncertainty in collections of contingent interest, the Partnership recognizes this as income only when it is realized. Base interest income on bonds increase approximately $1.8 million in 2007 as interest associated with the mortgage revenue bonds acquired in 2007 was approximately $1.3 million. A full year of interest income on bonds acquired in 2006 accounted for the remaining increase in base interest.

Other interest income.  Other interest income represents interest earned on the Partnership’s taxable loans and cash and cash equivalents. The decrease is attributable to a decline in interest received on taxable loans offset by an increase in income on cash equivalent investments. Interest on taxable loans decreased approximately $646,000. The interest on taxable loans is recorded as received due to the risk of collection. Interest income on cash equivalents increased approximately $415,000 due to higher levels of cash equivalents during the year.

Real estate operating expenses.  Real estate operating expenses increased during 2007 as a direct result of the purchase of the MF Properties which had operating expenses of approximately $1.2 million.

Depreciation and amortization.  Depreciation and amortization consists primarily of depreciation and amortization associated with the MF Properties acquired in 2007.

Interest expense.  Interest expense increased approximately $1.4 million during 2007 compared to 2006 due to higher levels of borrowing and the mark-to-market adjustments on our interest rate caps. Total outstanding debt increased from approximately $45.8 million at December 31, 2006 to approximately $91.3 million as of December 31, 2007. Interest expense on the new debt accounted for approximately $1.3 million of the overall increase. The remaining increase is attributable to the effect of interest rate cap expense which is the result of marking our interest rate caps to market plus amortization of premiums paid for the caps. For the year ended December 31, 2006 this mark-to-market adjustment increased interest expense by $210 as compared to an increase in interest expense in 2007 of $74,000.

General and administrative expenses.  General and administrative expenses were consistent between 2007 and 2006.

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

Provision for loan losses.  The Partnership is required to recognize a provision for loan losses against earnings when it determines that the full amount of principal and interest on its taxable loans may not be fully recoverable. The Partnership recorded a provision for loan losses of $734,000 in 2005. No such expense was recorded in 2006.

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

In January 2007, the Company filed a Registration Statement on Form S-3 with the SEC relating to the sale of up to $100.0 million of its BUCs. The Company intends to issue BUCs from time to time under this Registration Statement to raise additional equity capital as needed to fund investment opportunities. Raising additional equity capital for deployment into new investment opportunities is part of our overall growth strategy outlined above. Pursuant to this Registration Statement, in April 2007 the Company issued, through an underwritten public offering, a total of 3,675,000 BUCs at a public offering price of $8.06 per BUC. Net proceeds realized by the Company from the issuance of the additional BUCs were approximately $27.5 million, after payment of an underwriter’s discount and other offering costs of approximately $2.1 million. The proceeds were used to acquire additional tax-exempt revenue bonds and other investments meeting the Partnership’s investment criteria, and for general working capital needs.

The credit and capital markets have continued to deteriorate. If uncertainties in these markets continue, the markets deteriorate further or the Company experiences deterioration in the values of its investment portfolio, the Company may incur impairments to its investment portfolio which could negatively impact the Company’s financial condition, cash flows, and reported earnings.

Although the consequences of the credit issues experienced recently by the single-family subprime mortgage industry are not fully known, we do not anticipate that our existing assets will be adversely affected by these events. The Company does not issue mortgage loans secured by mortgages on single-family residential properties. In addition, we believe that additional demand for affordable rental housing may be created if there are continued defaults on subprime single family mortgages and a general contraction of credit available for single family mortgage loans. Additional demand for rental housing may have a positive economic effect on apartment properties financed by the tax-exempt bonds held by the Company. While we believe the current tightening of credit may also create opportunities for additional investments consistent with the Company’s investment strategy because there may be fewer parties competing to acquire tax-exempt bonds issued to finance affordable housing there can be no assurance that we will be able to finance the acquisition of additional tax-exempt mortgage revenue bonds through either additional equity or debt financing.

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

Consolidated Liquidity

On a consolidated basis, cash provided by operating activities for 2007 decreased approximately $1.4 million compared to 2006 mainly due to changes in working capital components. Cash from investing activities decreased approximately $54.4 million, in 2007 compared to 2006 primarily due to the purchase of the MF Properties and the acquisition of additional tax-exempt revenue bonds in 2007. Cash from financing activities increased approximately $57.0 million in 2007 compared to 2006. This is the result of the receipt of proceeds from the mortgage on the MF Properties, additional issuances of debt in the P-Float program, and the sale of additional BUCs offset by the payment of liabilities assumed.

In connection with the acquisition of the MF Properties, an aggregate loan of approximately $19.9 million was utilized by the underlying limited partnerships to refinance their existing mortgages. The interest rate on this mortgage is variable and is calculated as one month LIBOR plus 1.55%. As of the transaction date, one month LIBOR was 5.32% and the interest on the mortgage was 6.87%. As of December 31, 2007, one month LIBOR was 4.86% and the interest on the mortgage was 6.41%. To mitigate exposure to this variable rate mortgage, an interest rate cap was purchased which effectively caps the interest rate on this mortgage at 8.3%. The mortgage matures in July 2009. In addition, the Company entered into three new P-Float securitization transactions for a total of $25.9 million of new debt. Such securitization transactions through the Merrill Lynch P-Float program are accounted for as secured borrowings and, in effect, provide variable-rate financing for the acquisition of new, or the securitization of existing, tax-exempt mortgage revenue bonds. This debt financing bears interest at a weekly floating bond rate, including associated remarketing, credit enhancement, liquidity and trustee fees. The average interest rates for all debt in the P-Float program was 4.5% per annum and 4.3% per annum during 2007 and 2006, respectively. Maturity dates for the Company’s debt financing range from 2008 through 2038.

Historically, our primary leverage vehicle has been the Merrill Lynch P-Float program. Recent credit losses and credit rating downgrades at Merrill Lynch have resulted in a significant increase in Merrill Lynch’s cost of borrowing under the P-Float program since December 31, 2007. This is reflected in an increased spread over the SIFMA rate payable on the P-Floats. The increased spread over SIFMA has resulted in a significantly higher interest rate on the Partnership’s P-Float financing. As discussed in Item 7A, Quantitative and Qualitative Disclosures about Market Risks, the Partnership’s effective interest rate on its P-Float borrowings has increased approximately 1.25% to 2.0% from November 30, 2007 to February 29, 2008. A 1.5% increase in the Partnership’s effective interest rate, on an annualized basis, would result in approximately $1.1 million of additional interest expense on the Partnership’s existing P-Float financing. This additional interest expense will lower the Partnership’s CAD.

In addition, if the interest rate on the P-Floats rise to a level where the interest received on the underlying tax-exempt bonds is not sufficient to pay all interest due on the P-Floats, the P-Float may be terminated and the underlying tax-exempt bonds may be sold in order to satisfy the obligations on the P-Floats. Due to these developments with our P-Float debt, we do not expect to have access to additional debt financing through the Merrill Lynch P-Float program for the foreseeable future and this is expected to limit our ability to acquire additional tax-exempt bonds on a leveraged basis.

We are currently evaluating alternative financing vehicles to replace our P-Float debt in order to reduce our interest expense and in order to have access to new leverage financing for additional tax-exempt mortgage bonds on reasonable terms. We have not entered into any agreements with respect to any such alternative debt financing and there can be no assurances that we will be able to do so.

In the long-term, the Partnership believes that cash provided by its tax-exempt mortgage revenue bonds and other investments will be adequate to meet its projected liquidity requirements, including the payment of expenses, interest and distributions to BUC holders. Recently, income from investments has not been sufficient to fund such expenditures without utilizing cash reserves to supplement the deficit. Additionally, the increased costs of borrowing described above will further reduce CAD. While the Partnership currently expects to maintain the annual distribution amount of $0.54 per BUC, if we are unable to secure alternative financing and our cost of borrowing remains at the current increased level for an extended period, the annual distribution amount may need to be reduced. See discussion below regarding “Cash Available for Distribution.”

Cash Available for Distribution

Management utilizes a calculation of Cash Available for Distribution (“CAD”) as a means to determine the Partnership’s ability to make distributions to BUC holders. The General Partner believes that CAD provides relevant information about its operations and is necessary along with net income for understanding its operating results. To calculate CAD, amortization expense related to debt financing costs and bond reissuance costs, Tier 2 income due to the General Partner as defined in the Agreement of Limited Partnership, interest rate cap expense or income, provision for loan losses, impairments on bonds, losses related to VIEs including the cumulative effect of accounting change and depreciation expense are added back to the Company’s net income (loss) as computed in accordance with GAAP. Management evaluates two measures of CAD by further breaking down the calculation into Total CAD and CAD excluding contingent interest. There is no generally accepted methodology for computing CAD, and the Company’s computation of CAD may not be comparable to CAD reported by other companies. Although the Company considers CAD to be a useful measure of its operating performance, CAD should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP.

The Partnership’s regular annual distributions are currently equal to $0.54 per unit. In recent years CAD excluding contingent interest and realized gains has not been sufficient to fully fund such distributions without utilizing cash reserves to supplement the deficit. During the third quarter of 2007 CAD exceeded the quarterly distribution amount of $0.135 per BUC. During the fourth quarter CAD was approximately $380,000, or $0.03 per BUC, lower than the quarterly distribution amount as a result of the increased borrowing costs associated with our P-Float debt discussed above, the timing of debt borrowings in early fourth quarter, and the reinvestment of the proceeds in December 2007 and January 2008. While the Partnership currently expects to maintain the annual distribution amount of $0.54 per BUC, if we are unable to secure alternative financing and our cost of borrowing remains at the current increased level for an extended period, the annual distribution amount may need to be reduced.

The following tables show the calculation of CAD and the break-down of Total CAD and CAD excluding contingent interest and realized gains for the years ended December 31, 2007, 2006, and 2005.

	2007	2006	2005

Net income	$940,866	$12,776,735	$19,565,142
Net (income) loss related to VIEs and eliminations due to consolidation	3,452,591	(3,863,226)	(1,443,519)

Net income before impact of VIE consolidation	$4,393,457	8,913,509	18,121,623
Change in fair value of derivatives and interest rate cap amortization	249,026	210	(364,969)
Depreciation and amortization expense (Partnership only)	1,478,278	25,605	24,467
Tier 2 Income distributable to the General Partner(1)	(57,830)	(1,062,500)	(3,595,754)
Provision for loan losses	—	—	734,000

CAD	$6,062,931	$7,876,824	$14,919,367

(1)	As described in Note 3 to the Company’s consolidated financial statements contained herein, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 Income) is distributable 75% to the BUC holders and 25% to the General Partner. All Tier 2 income distributable to the General Partner is excluded from the calculation of CAD. Lake Forest generated approximately $231,000 of Tier 2 Income during 2007, of which $57,830 is distributable to the General Partner. The Northwoods Lake Apartments sale in 2006 generated $4.25 million of Tier 2 Income, of which $1,062,500 is distributable to the General Partner. The Clear Lake sale in 2005 generated approximately $14.4 million of Tier 2 Income, of which $3,596,000 is distributable to the General Partner.

	2007	2006	2005

Total CAD	$6,062,931	$7,876,824	$14,919,367
Contingent interest	173,489	3,187,500	10,787,261

CAD excluding contingent interest	$5,889,442	$4,689,324	$4,132,106

Weighted average number of units outstanding, basic and diluted	12,491,490	9,837,928	9,837,928
Net income, basic and diluted, per unit	$0.34	$0.74	$1.74

Total CAD per unit	$0.49	$0.80	$1.52
CAD from contingent interest, per unit	$0.01	0.32	1.10

CAD excluding contingent interest, per unit	$0.48	$0.48	$0.42

Off Balance Sheet Arrangements

As of December 31, 2007 and 2006, the Partnership invested in tax-exempt mortgage revenue bonds which are collateralized by multifamily housing projects. The multifamily housing projects are owned by entities that are not controlled by the Partnership. The Partnership has no equity interest in these entities and does not guarantee any obligations of these entities. Some of the ownership entities are deemed to be VIEs and are consolidated with the Partnership for financial reporting purposes. The VIEs that are consolidated with the Partnership do not have off-balance sheet arrangements.

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

Contractual Obligations

The Partnership has the following contractual obligations as of December 31, 2007:

	Payments Due by Period
		Less Than	1-2	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Debt financing	$91,315,000	$8,010,000	$54,215,000	$15,990,000	$13,100,000
Effective Interest Rate(s)(1)		4.61%	5.33%	4.54%	4.50%
Interest(2)	$13,689,916	$3,987,446	$5,757,794	$3,944,675

(1)	Effective interest rates differ as described in Note 7 to the Company’s consolidated financial statements contained herein. Interest rates shown are the average effective rate, including fees, for the year ended December 31, 2007.

(2)	Interest shown is estimated based upon current effective interest rates through maturity. Excludes management fees payable to AFCA 2, as they are not fixed and determinable.

Inflation

With respect to the financial results of the Partnership’s investments in tax-exempt mortgage revenue bonds, substantially all of the resident leases at the multifamily residential properties, which collateralize the Partnership’s tax-exempt mortgage revenue bonds, allow, at the time of renewal, for adjustments in the rent payable there under, and thus may enable the properties to seek rent increases. The substantial majority of these leases are for one year or less. The short- term nature of these leases generally serves to reduce the risk to the properties of the adverse effects of inflation; however, market conditions may prevent the properties from increasing rental rates in amounts sufficient to offset higher operating expenses. Inflation did not have a significant impact on the Partnership’s financial results for the years presented in this report.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. The interpretation clarifies the accounting for uncertainty in tax positions. The interpretation, effective for the Company beginning in the first quarter of 2007, did not have a material effect on the Partnership.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (“SFAS No. 157”). This statement does not require new fair value measurements, however, it provides guidance on applying fair value and expands required disclosures. SFAS No. 157 is effective beginning in the first quarter of 2008. The Company does not expect the application of SFAS No. 157 to have a material impact on the consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB No. 115 (“SFAS No. 159”). This statement permits, but does not require, entities to choose to measure many financial instruments and certain other items as fair value.

SFAS No. 159 is effective for us beginning in the first quarter of 2008. The Company has evaluated the provisions of SFAS No. 159 and did not elect to adopt the fair value option on any financial instruments held by the Company on December 31, 2007. Management has not determined whether it will elect this option for any new financial instruments acquired in the future.

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

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB 51 (“SFAS No. 160”). SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 is effective for the Company on January 1, 2009. The Company is currently evaluating the impact that SFAS No. 160 will have on its consolidated financial statements upon adoption.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS No. 141R is effective for the Company on January 1, 2009. The Company is currently evaluating the impact that SFAS No. 141R will have on its consolidated financial statements upon adoption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Partnership’s primary market risk exposures are interest rate risk and credit risk. The Partnership’s exposure to market risks relates primarily to its investments in tax-exempt mortgage revenue bonds and its debt financing.

The Company bases the fair value of the tax-exempt bonds, which have a limited market, on quotes from external sources, such as brokers, for these or similar bonds. In the limited situation when quotes are unavailable, the Company estimates the fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. This calculation methodology encompasses judgment in its application. As of December 31, 2007, approximately $60 million of the Company’s tax-exempt mortgage revenue bonds are valued using broker quotes and approximately $5.7 million are valued using management’s discounted cash flow analyses. Broker quotes and management’s discounted cash flow analyses provide indicative pricing only. Due to the limited market for the tax-exempt bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the bonds.

The credit and capital markets have continued to deteriorate. If uncertainties in these markets continue, the markets deteriorate further or the Company experiences deterioration in the values of its investment portfolio, the Company may incur impairments to its investment portfolio which could negatively impact the Company’s financial condition, cash flows, and reported earnings.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Partnership’s control. The nature of the Partnership’s investment in the tax-exempt mortgage revenue bonds and the debt financing used to finance these investments exposes the Partnership to financial risk due to fluctuations in market interest rates. The tax-exempt mortgage revenue bonds bear base interest at fixed rates and may additionally pay contingent interest which fluctuates based upon the cash flows of the underlying property. As of December 31, 2007, the weighted average base rate of the tax-exempt mortgage revenue bonds was 6.5%. Accordingly, the interest income generated by the tax-exempt mortgage revenue bonds is generally fixed, except to the extent the underlying properties generate enough excess cash flow to pay contingent interest. Each of the bonds matures after 2011.

Conversely, the interest rates on the Partnership’s floating rate debt financing fluctuate based on the SIFMA Index Rate, which resets weekly. Accordingly, the Partnership’s cost of borrowing will increase as the SIFMA Index Rate increases. As of December 31, 2007, the Partnership had total debt financing outstanding of $71.4 million. The weighted average effective interest rate for 2007 on the debt outstanding as of December 31, 2007 was approximately 4.5%. If the average SIFMA Index Rate, including fees, had increased or decreased by 100 basis points for the year ended December 31, 2007, the interest expense payments on this variable-rate debt financing would have increased or decreased by approximately $714,000, respectively. If the SIFMA Index Rate were to increase 100 basis points, certain interest rate cap agreements, described below, would be exceeded, thereby reducing the impact of the interest rate increase by approximately $300,000.

In the event of a significant unfavorable fluctuation in interest rates, the Partnership may collapse each of its financing transactions by exercising the call feature of the respective bond securitization. The SIFMA Index Rate, net of any fees, ranged from 3.09% to 3.95% during the year ended December 31, 2007, while the base rates of the securitized tax-exempt mortgage revenue bonds range from 6.15% to 7.50% as of December 31, 2007. In the event that the SIFMA Index Rate rises dramatically and exceeds the base rate of the securitized tax-exempt mortgage revenue bonds, the trust holding the bonds would be collapsed as a result of insufficient interest from the underlying fixed-rate tax-exempt mortgage bond to service the floating rate senior interest obligations of the P-Float. Upon collapse of the trust, the Company would have to either refinance or sell the tax-exempt mortgage revenue bonds. A decrease in the net interest income earned through the structure of the securitizations would decrease cash available for distributions.

Historically, our primary leverage vehicle has been the Merrill Lynch P-Float program. Recent credit losses and credit rating downgrades at Merrill Lynch have resulted in a significant increase in Merrill Lynch’s cost of borrowing under the P-Float program. This is reflected in an increased spread over the SIFMA rate payable on the P-Floats. The increased spread over SIFMA has resulted in a significantly higher interest rate on the Partnership’s P-Float financing.

The following table displays the SIFMA rate, estimated P-Float program credit spread and the resulting effective interest rate to the Partnership under the P-Float program as of the dates shown.

			Partnership Effective
	SIFMA Floating	P-Float Program	Interest Rate on
	Rate Index	Credit Spread	P-Float Debt

September 30, 2007	3.84%	0.90% to 0.95%	4.74% to 4.79%
October 31, 2007	3.26%	1.07% to 1.22%	4.33% to 4.48%
November 30, 2007	3.58%	1.30% to 1.35%	4.88% to 4.93%
December 31, 2007	3.42%	2.33%	5.75%
January 31, 2008	2.20%	3.85%	6.05%
February 29, 2008	3.16%	2.95% to 3.77%	6.11% to 6.93%

The increased P-Float program credit spread has resulted in a significantly higher effective interest rate for the Partnership. As shown in the table above, the Partnership’s effective interest rate has increased approximately 1.25% to 2.0% from November 30, 2007 to February 29, 2008. A 1.5% increase in the Partnership’s effective interest rate, on an annualized basis, would result in approximately $1.1 million of additional interest expense based on $71.4 million of outstanding P-Float debt. We are currently evaluating alternative financing vehicles to replace our P-Float debt in order to reduce our interest expense and in order to have access to new leverage financing for additional tax-exempt mortgage bonds on reasonable terms. We have not entered into any agreements with respect to any such alternative debt financing and there can be no assurances that we will be able to do so. Additionally, there can be no assurances that our existing P-Float debt will remain in place even with the additional costs currently being incurred.

The interest rate of the mortgage financing on the MF Properties fluctuates based on the LIBOR. Accordingly, the cost of borrowing on the debt will increase as the LIBOR increases. As of December 31, 2007, the outstanding balance of the mortgage financing of the MF Properties was $19.9 million. The weighted average effective interest rate for 2007 on the debt outstanding as of December 31, 2007 was approximately 7.0%. If the average LIBOR Rate, including fees, had increased or decreased by 100 basis points for the year ended December 31, 2007, the interest expense payments on this variable-rate debt financing would have increased or decreased by approximately $199,000, respectively.

The Partnership is managing its interest rate risk on its debt financing by entering into interest rate cap agreements that cap the amount of interest expense it could pay on its floating rate debt financing as follows:

	Principal of	Effective		Maturity	Purchase
Date Purchased	Debt Financing	Capped Rate		Date	Price	Counter Party

February 1, 2003	$15,000,000	4.25	%(1)	January 1, 2010	$608,000	Bank of America
July 7, 2006	$10,000,000	4.75%		July 1, 2011	$159,700	US Bank
May 1, 2007	$10,000,000	4.75%		May 1, 2012	$65,500	US Bank
June 29, 2007	$19,920,000	8.30%		July 1, 2009	$17,500	JP Morgan

(1)	The counterparty has the right to convert the cap into a fixed rate swap. The counterparty exercised this conversion right effective February 1, 2008. Under the terms of the swap arrangement, the Partnership will pay a fixed rate of 2.95%. The Partnership will receive a variable rate payment from the counterparty based on the SIFMA Index.

Using the cap agreements, the Partnership is able to benefit from a low interest rate environment, while still remaining protected from a significant increase in the floating rates. This rate is set weekly and settlements under the swap agreement will be made monthly based on the original notional amount of $15,000,000. The swap will maintain the original expiration date of January 1, 2010.

The cap agreements are required to be marked to fair value with the difference recognized in earnings as interest expense which can result in significant volatility to reported net income over the term of the caps. The weighted-average effective rate on the debt financing, excluding the effect of marking the interest rate cap agreements to fair value, was 4.5% for the year ended December 31, 2007. At times during 2007, our effective interest rates were in excess of our interest rate caps resulting in cash payments to the Partnership of approximately $76,000.

The fair value of the Partnership’s investments in tax-exempt mortgage revenue bonds, which bear fixed base interest rates, is also directly impacted by changes in market interest rates. An increase in rates will cause the fair value of the bonds to decrease. Although changes in the fair value of the bonds does not impact earnings or cash flow, they affect total partners’ capital and book value per unit. In addition, if the fair value of the bonds decreases, the Partnership may need to provide additional collateral for its debt financing.

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

Additionally, four bonds owned by the Partnership are construction bonds. The principal risk associated with construction lending is the risk that construction of the property will be substantially delayed or never completed. This may occur for a number of reasons including (i) insufficient financing to complete the project due to underestimated construction costs or cost overruns; (ii) failure of contractors or subcontractors to perform under their agreements, (iii) inability to obtain governmental approvals; (iv) labor disputes, and (v) adverse weather and other unpredictable contingencies beyond the control of the developer. If a property is not completed, or costs more to complete than anticipated, it may cause the Partnership to receive less than the full amount of interest owed to it on the tax-exempt bond financing such property or otherwise result in a default under the mortgage loan that secures its tax-exempt bond on the property. As construction or renovation is completed, these properties will move into the lease-up phase. The lease-up of these properties may not be completed on schedule or at anticipated rent levels, resulting in a greater risk that these investments may go into default than investments secured by mortgages on properties that are stabilized or fully leased-up. The underlying property may not achieve expected occupancy or debt service coverage levels. In order to lower these risks, the Partnership has required the owners/developers of these projects to enter into guaranteed maximum price contracts, obtain payment and performance bonds, and have capitalized interest reserve funds.

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

The Partnership is also exposed to credit risk with respect to its debt financing. A significant portion of the Partnership’s debt financing has been obtained using securitizations issued through the Merrill Lynch P-Float program. In this program, the senior interests sold are credit enhanced by Merrill Lynch or its affiliate. The inability of Merrill Lynch or its affiliate to perform under the program or impairment of the credit enhancement may increase the cost of borrowing under the P-Float program or may even terminate the transaction and cause the Partnership to lose the net interest income earned as a result. The Partnership recognizes the concentration of financing with this institution and periodically monitors its ability to continue to perform.

As the above information incorporates only those material positions or exposures that existed as of December 31, 2007, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks on the Partnership will depend on the exposures that arise during the period, the Partnership’s risk mitigating strategies at that time and overall business and economic environment.

Concentration of Credit Risk

The Company maintains the majority of its unrestricted cash balances at two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 at each institution. At various times, the cash balances may exceed the $100,000 limit. The Company is also exposed to risk on its short-term investments in the event of non-performance by counterparties. The Company does not anticipate any non-performance. This risk is minimized significantly by the Company’s portfolio being restricted to investment grade securities.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
America First Tax Exempt Investors, L.P.
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of America First Tax Exempt Investors, L.P. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, of partners’ capital and comprehensive income (loss), and of cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Woodbridge Apartments of Louisville II, L.P. and Woodbridge Apartments of Bloomington III, L.P. (consolidated variable interest entities), which statements, collectively, reflect total assets constituting 8% of consolidated total assets as of December 31, 2006, and total revenues constituting 21% and 17% of consolidated total revenues for the years ended December 31, 2006 and 2005, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Woodbridge Apartments of Louisville II, L.P. and Woodbridge Apartments of Bloomington III, L.P., is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of America First Tax Exempt Investors, L.P. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the financial statements, the financial statements include tax-exempt investments valued at $66,167,000 (40% of total assets) and $27,103,000 (27% of total assets) as of December 31, 2007 and 2006, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values. Management’s estimates are based on quotes from external sources, such as brokers, for these or similar investments. In the limited situation when quotes are unavailable, management estimates the fair value of each investment as the present value of the expected cash flows using a discount rate for comparable tax-exempt investments.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 11, 2008

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$14,821,946	$8,476,928
Restricted cash	2,865,890	2,131,272
Interest receivable	534,699	264,160
Tax-exempt mortgage revenue bonds	66,167,116	27,103,398
Other tax-exempt bond	—	4,800,000
Real estate assets:
Land	10,357,004	7,280,555
Buildings and improvements	99,218,397	77,311,306

Real estate assets before accumulated depreciation	109,575,401	84,591,861
Accumulated depreciation	(31,543,780)	(28,381,932)

Net real estate assets	78,031,621	56,209,929
Other assets	2,457,736	1,214,502

Total Assets	$164,879,008	$100,200,189

LIABILITIES
Accounts payable, accrued expenses and other liabilities	$6,808,458	$6,117,451
Distribution payable	2,432,327	1,566,378
Debt financing	71,395,000	45,770,000
Mortgage payable	19,920,000	—

Total Liabilities	100,555,785	53,453,829

Commitments and Contingencies (Note 11)
Minority interest	48,756	—
Partners’ Capital
General partner	348,913	1,526,062
Beneficial Unit Certificate holders	112,880,314	90,722,467
Unallocated deficit of variable interest entities	(48,954,760)	(45,502,169)

Total Partners’ Capital	64,274,467	46,746,360

Total Liabilities and Partners’ Capital	$164,879,008	$100,200,189

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005

Revenues:
Property revenues	$16,280,151	$14,187,135	$13,891,556
Mortgage revenue bond investment income	3,227,254	1,418,289	1,061,242
Other bond investment income	—	4,891	73,179
Other interest income	751,797	337,008	102,474
Gain on sale of securities	—	—	126,750

Total Revenues	20,259,202	15,947,323	15,255,201

Expenses:
Real estate operating (exclusive of items shown below)	10,057,506	8,781,819	8,515,626
Depreciation and amortization	4,165,117	2,486,366	2,740,703
Interest	3,531,192	2,106,292	1,176,293
General and administrative	1,577,551	1,575,942	2,028,366

Total Expenses	19,331,366	14,950,419	14,460,988

Minority interest in net loss of consolidated subsidiary	13,030	—	—
Income from continuing operations	940,866	996,904	794,213
Income (loss) from discontinued operations, (including gain on sale of $11,667,246 and $18,771,497 in 2006 and 2005, respectively)	—	11,779,831	18,770,929

Net income	$940,866	12,776,735	$19,565,142

Limited partners’ interest in net income per unit (basic and diluted):
Income from continuing operations	$0.34	$0.74	$0.58
Income from discontinued operations	—	—	1.16

Net income, basic and diluted, per unit	$0.34	$0.74	$1.74

Weighted average number of units outstanding, basic and diluted	12,491,490	9,837,928	9,837,928

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND
COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

				Unallocated			Accumulated
		Beneficial Unit		Deficit of			Other
	General	Certificate Holders		Variable Interest			Comprehensive
	Partner	# of Units	Amount	Entities	Total		Income (Loss)

Balance at January 1, 2005	$75,358	9,837,928	$78,659,842	$(50,808,914)	$27,926,286		$(1,657,167)
Comprehensive income:
Net income	1,021,216	—	17,100,407	1,443,519	19,565,142		—
Unrealized gain on securities	10,145	—	1,004,319	—	1,014,464	(1)	1,014,464

Total comprehensive income					20,579,606

Distributions paid or accrued	(928,661)	—	(7,937,241)	—	(8,865,902)		—

Balance at December 31, 2005	178,058	9,837,928	88,827,327	(49,365,395)	39,639,990		(642,703)

Comprehensive income:
Net income	1,627,305	—	7,286,204	3,863,226	12,776,735		—
Unrealized loss on securities	(797)	—	(78,935)	—	(79,732	)(1)	(79,732)

Total comprehensive income					12,697,003

Distributions paid or accrued	(278,504)	—	(5,312,129)	—	(5,590,633)		—

Balance at December 31, 2006	1,526,062	9,837,928	90,722,467	(45,502,169)	46,746,360		(722,435)

Sale of Beneficial Unit Certificates	—	3,675,000	27,495,512	—	27,495,512		—

Comprehensive income:
Net income	99,451	—	4,294,006	(3,452,591)	940,866		—
Unrealized loss on securities	(28,594)	—	(2,830,815)	—	(2,859,409	)(1)	(2,859,409)

Total comprehensive loss					(1,918,543)

Distributions paid or accrued	(1,248,006)	—	(6,800,856)	—	(8,048,862)		—

Balance at December 31, 2007	$348,913	13,512,928	$112,880,314	$(48,954,760)	$64,274,467		$(3,581,844)

(1)	Gains recognized in net income during the years ended December 31, 2007, 2006 and 2005 were $0, $0 and $126,750, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended,
	2007	2006	2005

Cash flows from operating activities:
Net income	$940,866	$12,776,735	$19,565,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,165,117	2,621,203	3,507,864
Gain on sale of securities	—	—	(126,750)
Minority interest in net loss of consolidated subsidiary	(13,030)	—	—
Gain on sale of discontinued operations	—	(11,667,246)	(18,771,497)
Changes in operating assets and liabilities, net of effect of acquisitions
(Increase) decrease in interest receivable	(270,539)	(121,344)	42,122
Decrease in other assets	16,403	842,823	812,482
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(611,794)	1,184,924	(1,177,536)

Net cash provided by operating activities	4,227,023	5,637,095	3,851,827

Cash flows from investing activities:
Proceeds from sale of tax-exempt mortgage revenue bonds	4,800,000	19,200,000	4,026,750
Proceeds from sale of discontinued operations	—	10,443,223	32,196,883
Acquisition of tax-exempt mortgage revenue bonds	(41,974,000)	(10,190,000)	—
Acquisition of other tax-exempt bonds	—	(12,000,000)	(12,000,000)
(Increase) decrease in restricted cash	(734,618)	985,068	(71,313)
Capital expenditures	(929,050)	(2,082,339)	(1,069,126)
Acquisition of partnerships	(9,220,390)	—	—
Principal payments received on tax-exempt mortgage revenue bonds	50,873	40,834	21,666

Net cash provided by (used in) investing activities	(48,007,185)	6,396,786	23,104,860

Cash flows from financing activities:
Distributions paid	(7,182,913)	(5,365,790)	(8,865,902)
Proceeds from mortgage payable	19,920,000	—	—
Debt financing costs paid	(1,271,266)	—	—
Repayment of mortgage financing	(15,112,771)	—	—
Proceeds from debt financing	25,900,000	—	—
Principal payments on debt financing	(275,000)	(345,000)	(16,285,000)
Principal payments made on tax-exempt bonds	—	—	(295,835)
Acquisition of interest rate cap agreements	(83,000)	(159,700)	—
Increase (decrease) in deposits and escrowed funds	734,618	(985,068)	(528,687)
Sale of Beneficial Unit Certificates	27,495,512	—	—

Net cash provided by (used in) financing activities	50,125,180	(6,855,558)	(25,975,424)

Net increase in cash and cash equivalents	6,345,018	5,178,323	981,263
Cash and cash equivalents at beginning of year	8,476,928	3,298,605	2,317,342

Cash and cash equivalents at end of year	$14,821,946	$8,476,928	$3,298,605

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$3,018,436	$2,480,905	$3,190,446
Supplemental disclosure of non-cash financing and investing activities:
Liabilities assumed in the acquisition of partnerships	$15,742,740	$—	$—
Distributions declared but not paid	$2,432,327	$1,566,378	$1,341,534

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

The credit issues experienced recently by the single-family subprime mortgage industry have affected interest rates and availability of credit generally. Although the consequences of these events and their impact on our ability to pursue our plan to grow through investments in additional tax-exempt bonds secured by first mortgages on affordable multifamily housing projects are not fully known, we do not anticipate that our existing assets will be adversely affected by these events. The Company does not issue mortgage loans secured by mortgages on single-family residential properties or acquire securities backed by single-family mortgage loans.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The Partnership is required to consolidate the assets, liabilities and results of operations of certain entities that meet the definition of a “variable interest entity” (a “VIE”) into the Partnership’s financial statements under the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities — an interpretation of ARB 51, as amended (“FIN 46R”). Management has determined that eight of the entities which own multifamily apartment properties financed by the Partnership’s tax-exempt mortgage revenue bonds are VIEs. Because management determined that the Partnership is the primary beneficiary of each of these VIEs pursuant to the terms of each tax-exempt mortgage revenue bond and the criteria within FIN 46R, the Partnership consolidated the assets, liabilities and results of these VIEs’ multifamily properties into the Partnership’s financial statements. The Partnership also consolidates its subsidiary, America First LP Holding Corp (“Holding Corp”). All transactions and accounts between the Partnership, Holding Corp, and the consolidated VIEs, including the indebtedness underlying the tax-exempt mortgage bonds secured by the properties owned by the VIEs, have been eliminated in consolidation.

The Partnership does not presently believe that the consolidation of VIEs for reporting under generally accepted accounting principles in the United States of America (“GAAP”) impacts the Partnership’s tax status, amounts reported to Beneficial Unit Certificate holders (“BUC holders”) on IRS Form K-1, the Partnership’s ability to distribute tax-exempt income to BUC holders, the current level of quarterly distributions or the tax-exempt status of the underlying mortgage revenue bonds.

In this Form 10-K, the “Company” refers to the consolidated financial information as reported on a GAAP basis of the Partnership, its subsidiary Holding Corp and the consolidated VIEs while the “Partnership” refers to America First Tax Exempt Investors, L.P. and Holding Corp as a stand-alone entity without consolidation of the VIEs.

Purchase Accounting

Pursuant to SFAS No. 141, Business Combinations, the Company allocates a portion of the total acquisition cost of a property acquired to leases in existence as of the date of acquisition. The estimated valuation of in-place leases is calculated by applying a risk-adjusted discount rate to the projected cash flow deficit at each property during the projected lease-up of the property. This allocated cost is amortized over the average remaining term of the leases (eight months) and is included in the statement of operations under depreciation and amortization

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense. The remaining acquisition cost is allocated to the land and building assets, thus valuing these assets as if the building was vacant at purchase.

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

Concentration of Credit Risk

The Company maintains the majority of its unrestricted cash balances at two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 at each institution. At various times the cash balances may exceed the $100,000 limit. The Company is also exposed to risk on its short-term investments in the event of non-performance by counterparties. The Company does not anticipate any non-performance. This risk is minimized significantly by the Company’s portfolio being restricted to investment grade securities.

Restricted Cash

Restricted cash, which is legally restricted to use, is comprised of resident security deposits, required maintenance reserves, escrowed funds and collateral for interest rate cap agreements as of December 31, 2007 and 2006. As of December 31, 2007, the Company must maintain restricted cash of $203,000 per the related interest rate cap collateral agreements.

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

The Company bases the fair value of the tax-exempt bonds, which have a limited market, on quotes from external sources, such as brokers, for these or similar bonds. In the limited situation when quotes are unavailable, the Partnership estimates the fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. This calculation methodology encompasses judgment in its application. As of December 31, 2007, approximately $60.0 million of the Company’s tax-exempt mortgage revenue bonds are valued using broker quotes and approximately $5.7 million are valued using management’s discounted cash flow analyses. Broker quotes and management’s discounted cash flow analyses provide indicative pricing only. Due to the limited market for the tax-exempt bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the bonds.

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

The credit and capital markets have continued to deteriorate. If uncertainties in these markets continue, the markets deteriorate further or the Company experiences deterioration in the values of its investment portfolio, the Company may incur impairments to its investment portfolio which could negatively impact the Company’s financial condition, cash flows, and reported earnings.

The interest income received by the Company from its investment in tax-exempt mortgage revenue bonds is dependent upon the net cash flow of the underlying properties. Base interest income on fully-performing tax-exempt mortgage revenue bonds is recognized as it is accrued. Tax-exempt bonds are considered to be fully-performing if the bond is currently meeting all of its obligations. Base interest income on tax-exempt mortgage revenue bonds not fully performing is recognized as it is received. Past due base interest on tax-exempt mortgage revenue bonds, which are or were previously not fully performing, is recognized as received. Contingent interest income, which is only received by the Company if the properties financed by the tax-exempt mortgage revenue bonds generate excess available cash flow as set forth in each bond agreement, is recognized as received. The Company reinstates the accrual of base interest once the tax-exempt mortgage revenue bond’s ability to perform is adequately demonstrated. As of December 31, 2007 and 2006, the Company’s tax-exempt mortgage revenue bonds were fully performing as to their base interest with the exception of Chandler Creek as described in Note 4.

Interest income on other tax-exempt bonds is recognized as earned.

The Company eliminates all but nine of the tax-exempt mortgage revenue bonds and the associated interest income and interest receivable when it consolidates the underlying real estate collateral in accordance with FIN 46R.

Variable interest entities (“VIEs”)

When the Partnership invests in a tax-exempt mortgage revenue bond which is collateralized by a multifamily property, the Partnership will evaluate the entity which owns the property financed by the tax-exempt mortgage revenue bond to determine if it is a VIE as defined by FIN 46R. FIN 46R is a complex standard that requires significant analysis and judgment. If it is determined that the entity is a VIE, the Partnership will then evaluate if it is the primary beneficiary of such VIE, by determining whether the Partnership will absorb the majority of the VIE’s expected losses, receive a majority of the VIE’s residual returns, or both. If the Partnership determines itself to be the primary beneficiary of the VIE, then the assets, liabilities and financial results of the related multifamily property will be consolidated in the Partnership’s financial statements. As a result of such consolidation, the tax-exempt or taxable debt financing provided by the Partnership to such consolidated VIE will be eliminated as part of the consolidation process. However, the Partnership will continue to receive interest and principal payments on such debt and these payments will retain their characterization as either tax-exempt or taxable interest for income tax reporting purposes. Since the Partnership has no legal ownership of the VIEs, creditors of the VIEs have no recourse to the Partnership.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management reviews each property for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based upon comparing the net book value of each real estate property to the sum of its estimated undiscounted future cash flows. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value. There were no impairment losses recognized during the years ended December 31, 2007, 2006 and 2005.

Debt Financing

The Company has financed the acquisition of a portion of its tax-exempt mortgage revenue bond portfolio using securitizations through the Merrill Lynch P-Float program. Through this program, the Partnership transfers a tax-exempt mortgage revenue bond into a trust which issues two types of securities, senior securities (“P-Floats”) and subordinated residual interest securities (“RITES”). The P-Floats are floating rate securities representing a beneficial ownership interest in the outstanding principal and interest of the tax-exempt mortgage revenue bond credit enhanced by Merrill Lynch (or a Merrill Lynch affiliate) and sold to institutional investors. The RITES are issued to the Partnership and represent a beneficial ownership interest in the remaining interest on the underlying tax-exempt mortgage revenue bond. The Partnership maintains a call right on the senior floating rate securities and, upon exercise of such right, may collapse the trusts and, therefore, retains a level of control over the tax-exempt mortgage revenue bond. In order to collapse the trusts, the cost is equal to the par amount plus 20% of any increase in the fair value of the underlying bonds. The Partnership accounts for the securitization transactions in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Partnership has determined that control is maintained by the Company over the transferred assets in these transactions. Therefore, the Company accounts for these transactions as secured borrowings and not sales transactions.

Deferred Financing Costs

Debt financing costs are capitalized and amortized on a straight-line basis over the stated maturity of the related debt financing agreement, which approximates the effective interest method. Bond issuance costs are capitalized and amortized on a straight-line basis over the stated maturity of the related tax-exempt mortgage revenue bonds, which approximates the effective interest method. As of December 31, 2007 and 2006, debt financing costs and bond issuance costs of $1,163,298 and $215,386, respectively, were included in other assets. These costs are net of accumulated amortization of $459,057 and $135,703 as of December 31, 2007 and 2006, respectively.

Income Taxes

No provision has been made for income taxes because the BUC holders are required to report their share of the Partnership’s taxable income for federal and state income tax purposes. Certain of the consolidated VIEs and Holding Corp are corporations that are subject to federal and state income taxes. At December 31, 2007 and 2006, the Company evaluated whether it was more likely than not that any deferred tax assets would be realized. The Company has recorded a valuation allowance against the remaining deferred tax assets because the realization of these future benefits is not more likely than not.

Revenue Recognition on Investments in Real Estate

The Partnership’s VIEs and the MF Properties (see Note 5) are lessors of multifamily rental units under leases with terms of one year or less. Rental revenue is recognized, net of rental concessions, on a straight-line method over the related lease term.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Instruments and Hedging Activities

The Company accounts for its derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) as amended and interpreted. SFAS No. 133 requires the recognition of all derivative instruments as assets or liabilities in the Company’s consolidated balance sheets and measurement of these instruments at fair value. The accounting treatment is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. The Company’s interest rate cap agreements do not have a specific hedge designation under SFAS No. 133, and therefore changes in fair value are recognized in the consolidated statements of operations as interest expense. The Company is exposed to loss should a counterparty to its derivative instruments default. The Company does not anticipate non-performance by any counterparty. The fair value of the interest rate cap agreements is determined based upon current price quotes by recognized dealers.

Net Income per BUC

Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each year presented. The Partnership has no dilutive equity securities and, therefore, basic net income per BUC is the same as diluted net income per BUC. The following table provides a reconciliation of net income per BUC holder:

	Years Ended December 31,
	2007	2006	2005

Calculation of limited partners’ interest in income from continuing operations:
Income from continuing operations	$940,866	$996,904	$794,213
Less: general partners’ interest in income from continuing operations	99,451	1,627,305	58,113
Unallocated loss related to variable interest entities	(3,452,591)	(7,916,605)	(5,017,076)

Limited partners’ interest in income from continuing operations	$4,294,006	$7,286,204	$5,753,176

Calculation of limited partners’ interest in income from discontinued operations:
Income from discontinued operations	$—	$11,779,831	$18,770,929
Less: general partner’s interest in income from discontinued operations	—	—	963,103
Unallocated income related to variable interest entities	—	11,779,831	6,460,595

Limited partners’ interest in discontinued operations	$—	$—	$11,347,231

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2007	2006	2005

Calculation of limited partners’ interest in net income Net income	$940,866	$12,776,735	$19,565,142
Less general partner’s interest in net income	99,451	1,627,305	1,021,216
Unallocated income (loss) related to variable interest entities	(3,452,591)	3,863,226	1,443,519

Limited partners’ interest in net income	$4,294,006	$7,286,204	$17,100,407

Weighted average number of units outstanding, basic and diluted	12,491,490	9,837,928	9,837,928

Limited partners’ interest in net income per BUC (basic and diluted):
Income from continuing operations	$0.34	$0.74	$0.58
Income from discontinued operations	—	—	1.16

Net income	$0.34	$0.74	$1.74

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

Net Interest Income as defined in the Agreement of Limited Partnership, will be distributed 99% to the BUC holders and 1% to AFCA 2. The portion of Net Residual Proceeds, as defined in the Agreement of Limited Partnership, representing a return of principal will be distributed 100% to the BUC holders.

Notwithstanding the foregoing, the Agreement of Limited Partnership further breaks down Net Interest Income and Net Residual Proceeds into Tiers. Tier 1 income is defined as Net Interest Income excluding contingent interest and is distributed as described above. Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest in an amount equal to 0.9% per annum of the principal amount of the mortgage bonds on a cumulative basis is defined as Tier 2 income. Tier 2 income is distributed 75% to the BUC holders and 25% to AFCA 2. The general partner may hold Tier 2 income as a reserve for the benefit of the Partnership rather than distributing all Tier 2 income in a given period.

With respect to the allocation of income and loss from operations, if a partner has a deficit capital account balance as of the last day of any fiscal year, then all items of income for such fiscal year shall be first allocated to such partner in the amount and manner necessary to eliminate such deficit.

The unallocated deficit of the VIEs is primarily comprised of the accumulated historical net losses of the VIEs as of the FIN 46R implementation date and the VIEs’ net losses subsequent to that date. The unallocated deficit of the VIEs is not allocated to the general partner and BUC holders as such activity is not contemplated by, or addressed in, the Agreement of Limited Partnership.

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

The Company’s financial statements reflect the following investments in tax-exempt mortgage revenue bonds as of December 31, 2007 and 2006:

	December 31, 2007
Description of Tax-Exempt		Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	Cost	Gain	Loss	Fair Value

Chandler Creek Apartments	$11,500,000	$—	$(792,350)	$10,707,650
Clarkson College	6,084,960	—	(396,644)	5,688,316
Bella Vista	6,800,000	—	(380,800)	6,419,200
Deerfield Apartments	3,390,000	—	(77,614)	3,312,386
Woodland Park	15,715,000	—	(658,340)	15,056,660
Prairiebrook Village	5,862,000	—	(313,317)	5,548,683
Gardens of DeCordova	4,870,000	—	(408,108)	4,461,892
Gardens of Weatherford	4,702,000	—	(394,028)	4,307,972
Runnymede	10,825,000	—	(160,643)	10,664,357

	$69,748,960	$—	$(3,581,844)	$66,167,116

	December 31, 2006
Description of Tax-Exempt		Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	Cost	Gain	Loss	Fair Value

Chandler Creek Apartments	$11,500,000	$—	$(81,650)	$11,418,350
Clarkson College	6,135,833	—	(640,785)	5,495,048
Bella Vista	6,800,000	—	—	6,800,000
Deerfield Apartments	3,390,000	—	—	3,390,000

	$27,825,833	$—	$(722,435)	$27,103,398

The Chandler Creek bonds are in technical default and interest is being paid on these bonds at a rate below the stated rate. In January 2004 the Company entered into a forbearance agreement with the owner of Chandler Creek Apartments which set forth the terms under which the Company agreed to forbear from the exercise of remedies against the owner. Among the conditions to forbearance is an agreement for current interest payments at a rate below the stated rate. In April 2006, the Company terminated the forbearance agreement with the owner. The

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

termination of the forbearance agreement allows the Company to seek additional remedies including the ultimate foreclosure of the property, if necessary. The Company does not currently intend to exercise its right to foreclose on the property because the property owner continues to pursue alternatives to ultimately satisfy its obligations to its creditors.

All of the tax-exempt mortgage revenue bonds that the Partnership owns have been issued to provide construction and/or permanent financing of multifamily residential properties. The credit and capital markets have continued to deteriorate. If uncertainties in these markets continue, the markets deteriorate further or the Company experiences deterioration in the values of its investment portfolio, the Company may incur impairments to its investment portfolio which could negatively impact the Company’s financial condition, cash flows, and reported earnings.

Valuation — As all of the Partnership’s investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values. The Company bases the fair value of the tax-exempt bonds, which have a limited market, on quotes from external sources, such as brokers, for these or similar bonds. In the limited situation when quotes are unavailable, the Company estimates the fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. This calculation methodology encompasses judgment in its application.

As of December 31, 2007, approximately $60 million of the Company’s tax-exempt mortgage revenue bonds are valued using broker quotes and approximately $5.7 million are valued using management’s discounted cash flow analyses. Broker quotes and management’s discounted cash flow analyses provide indicative pricing only. Due to the limited market for the tax-exempt bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the bonds.

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

In June 2007, the Company acquired the Prairiebrook Village bonds at par value of $5.5 million Series A and $0.4 million Series B, which together represented 100% of the bond issuance. The bonds earn interest at an annual rate of 6.0% for the Series A and 8.0% for the Series B with semi-annual interest payments and a stated maturity

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date of June 1, 2047. The bonds were issued in order to construct a 72 unit multifamily apartment complex in Gardner, Kansas. The apartment complex is currently under construction with an estimated completion date of January 2009. On February 11, 2008, the bond trustee notified the owner and developer of Prairiebrook Village that they were not in compliance with certain sections of the bond indenture. The occurrence and continuation of this non-compliance could become an event of default. The Partnership is currently working with the trustee, developer, and owners of the project to develop an action plan. Should the non-compliance become an event of default, the Partnership will evaluate all remedies at its disposal including foreclosure on the mortgage securing the bonds thereby allowing the Partnership to recover all moneys still on deposit with the trustee, sell all assets owned by the project and pursue owner and developer guarantees. The Partnership anticipates that, should it have to exercise its remedies, amounts recovered will be sufficient to repay the par amount of the bonds.

In October 2007, the Company acquired the Runnymede Apartments bonds at par value of $10.8 million, which represented 100% of the bond issuance. The bonds earn interest at an annual rate of 6.0% with semi-annual interest payments and a stated maturity date of October 1, 2042. The bonds are secured by a 252 unit multifamily apartment complex in Austin, Texas.

In April 2006, the Company acquired the Bella Vista bonds at par value of $6.8 million, which represented 100% of the bond issuance. The bonds earn interest at an annual rate of 6.15% with semi-annual interest payments and a stated maturity date of April 1, 2046. The bonds were issued in order to construct a 144 unit multi-family apartment complex in Gainesville, Texas. Construction was completed and operations began at Bella Vista in 2007.

In October 2006, the Company acquired the Deerfield Series A and B bonds at par value of $3.3 million and $90,000, respectively. The bonds earn interest at an annual rate of 6.25% on the Series A and 8.5% on the Series B. The bonds are secured by a 72 unit apartment complex in Blair, Nebraska.

The Company has determined that the underlying entities that own the Runnymede Apartments, Prairiebrook Village Apartments, Woodland Park Apartments, the Gardens of DeCordova Apartments, the Gardens of Weatherford Apartments, the Bella Vista Apartments, and the Deerfield Apartments which are financed by bonds owned by the Partnership do not meet the definition of a VIE and accordingly, their financial statements are not required to be consolidated into the Company’s consolidated financial statements under FIN 46R.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Descriptions of the properties collateralizing the tax-exempt mortgage revenue bonds and other tax-exempt bonds and certain terms of such bonds are as follows:

					Principal
			Base		Outstanding at	Income
		Maturity	Interest		Dec. 31,	Earned in
Property Name	Location	Date	Rate		2007	2007

Chandler Creek Apartments	Round Rock, TX	11/1/2042	6.00	%(1)	$11,500,000	$948,741
Clarkson College	Omaha, NE	11/1/2035	6.00%		6,084,960	366,521
Bella Vista	Gainesville, TX	4/1/2046	6.15%		6,800,000	418,200
Deerfield Apartments	Blair, NE	11/15/2048	6.25%		3,300,000	210,199
Deerfield Apartments	Blair, NE	11/15/2048	8.50%		90,000	7,183
Gardens of DeCordova	Granbury, TX	5/1/2047	6.00%		4,870,000	187,495
Gardens of Weatherford	Weatherford, TX	5/1/2047	6.00%		4,702,000	181,027
Prairiebrook Village	Gardner, KS	6/1/2047	6.00%		5,449,000	184,387
Prairiebrook Village	Gardner, KS	6/1/2047	8.00%		413,000	15,602
Woodland Park	Topeka, KS	11/1/2047	6.00%		15,065,000	554,528
Woodland Park	Topeka, KS	11/1/2047	8.00%		650,000	21,667
Runnymede	Austin, TX	10/1/2042	6.00%		10,825,000	131,704

Total Tax-Exempt Mortgage Bonds					$69,748,960	$3,227,254

					Principal
			Base		Outstanding at	Income
		Maturity	Interest		Dec. 31,	Earned in
Property Name	Location	Date	Rate		2006	2006

Chandler Creek Apartments	Round Rock, TX	11/1/2042	6.00	%(1)	$11,500,000	$690,000
Clarkson College	Omaha, NE	11/1/2035	6.00%		6,135,833	369,296
Bella Vista	Gainesville, TX	4/1/2046	6.15%		6,800,000	305,518
Deerfield Apartments	Blair, NE	11/15/2048	6.25%		3,300,000	51,563
Deerfield Apartments	Blair, NE	11/15/2048	8.50%		90,000	1,913

Total Tax-Exempt Mortgage Bonds					$27,825,833	$1,418,290

Investment in Other Tax-Exempt Bonds		9/1/2017	Variable(2)		$4,800,000	$4,891

Total Other Tax-Exempt Bonds					$4,800,000	$4,891

(1)	These bonds are in technical default and base interest is being paid at a rate below the stated rate. See discussion above.

(2)	The variable rate on this investment resets weekly. The rate was based on the SIFMA (formerly BMA) rate which was 3.9% at December 31, 2006. This investment was sold during 2007.

5.	Real Estate Assets

To facilitate its investment strategy of acquiring additional tax-exempt mortgage bonds secured by multifamily apartment properties (“MF Properties”), the Partnership may acquire ownership positions in the MF Properties. The

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Partnership expects to ultimately restructure the property ownership through a sale of the MF Properties and a syndication of the associated low income housing tax credits (“LIHTCs”). The Partnership expects to provide the tax-exempt mortgage revenue bonds to the new property owners as part of the restructuring. Such restructurings will generally be expected to be initiated within 36 months of the initial investment in MF Properties and will often coincide with the expiration of the compliance period relating to LIHTCs previously issued with respect to the MF Property. The Partnership will not acquire LIHTCs in connection with these transactions.

On June 29, 2007, Holding Corp. acquired the 99% limited partner interests in six Ohio limited partnerships (the “Property Partnerships”) for a cash purchase price of approximately $9.2 million plus assumed debt and other liabilities of approximately $15.7 million. Each Property Partnership owns a multifamily apartment property, of which four are located in Ohio and two are located in Kentucky. The cash portion of the purchase price was funded by cash on hand. In connection with the acquisition, the Property Partnerships refinanced their existing debt with an aggregate loan, see Note 7 below. The 1% general partner interests in the six Property Partnerships were acquired by Atlantic Development GP Holding Corp., a party unaffiliated with the Partnership, with the proceeds of an approximately $62,000 loan from Holding Corp. These 1% general partner interests are reflected in the Company’s consolidated financial statements as minority interests.

SFAS No. 141, Business Combinations, requires that the total purchase price paid for MF Properties be allocated to the Property Partnerships’ net tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.

	MF Properties
	Condensed Balance Sheet Data as of:
		6/29/2007
	December 31, 2007	(Date of acquisition)

Cash and cash equivalents	200,595	700
Restricted cash and other assets	1,621,646	1,790,439
In-place lease assets net of $681,480 amortization in 2007	227,160	908,640
Net real estate assets	23,724,644	23,992,705

Total assets	25,774,045	26,692,484

Accounts payable, accrued expenses and other liabilities	978,413	568,883
Mortgage payable	19,920,000	19,920,000
Stockholders’ equity	4,875,632	6,203,601

Total liabilities and stockholders’ equity	25,774,045	26,692,484

The table below shows the pro forma condensed consolidated results of operations of the Company as if the Property Partnerships had been acquired at the beginning of the period presented:

	For the Year Ended,	For the Year Ended,
	December 31, 2007	December 31, 2006

Revenues	$22,370,838	$19,970,119
Net income (loss)	(518,488)	11,856,334
Net income allocated to BUC holders	2,821,623	6,365,803
BUC holders’ interest in net income per unit (basic and diluted):
Net income, basic and diluted, per unit	$0.23	$0.65

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the MF Properties, the Partnership consolidates the assets of the VIEs in accordance with FIN 46R. Although the assets of the VIEs are consolidated, the Partnership has no ownership interest in them other than to the extent they serve as collateral for the tax-exempt mortgage revenue bonds. The results of operations of those properties are recorded by the Company in consolidation but any net income or loss from these properties does not accrue to the BUC holders or the general partner, but is instead included in “Unallocated income (losses) related to Variable Interest Entities” as shown in the calculation of net income per BUC in Note 2 above.

The Company had the following investments in MF Properties as of December 31, 2007:

	MF Properties
						Carrying
			Average		Buildings	Value at
		Number	Square Feet		and	December 31,
Property Name	Location	of Units	per Unit	Land	Improvements	2007

Eagle Ridge	Erlanger, KY	64	1,183	$290,763	$2,387,242	$2,678,005
Meadowview	Highland Heights, KY	118	1,119	703,936	4,881,630	5,585,566
Crescent Village	Cincinnati, OH	90	1,226	353,117	4,312,153	4,665,270
Willow Bend	Hilliard, OH	92	1,221	580,130	3,006,278	3,586,408
Postwoods I	Reynoldsburg, OH	92	1,186	572,065	3,247,757	3,819,822
Postwoods II	Reynoldsburg, OH	88	1,186	576,438	3,272,331	3,848,769

						24,183,840
Less accumulated depreciation (depreciation expense of approximately $459,000 in 2007)						(459,196)

Balance at December 31, 2007						$23,724,644

The Company consolidated the following properties owned by the VIEs as of December 31, 2007 and 2006:

	VIEs
						Carrying
			Average		Buildings	Value at
		Number	Square Feet		and	December 31,
Property Name	Location	of Units	per Unit	Land	Improvements	2007

Ashley Point at Eagle Crest	Evansville, IN	144	910	$321,489	$6,092,695	$6,414,184
Ashley Square	Des Moines, IA	150	970	650,000	7,353,350	8,003,350
Bent Tree Apartments	Columbia, SC	232	989	986,000	11,226,011	12,212,011
Fairmont Oaks Apartments	Gainsville, FL	178	1,139	850,400	8,108,627	8,959,027
Iona Lakes Apartments	Ft. Myers, FL	350	807	1,900,000	17,032,120	18,932,120
Lake Forest Apartments	Daytona Beach, FL	240	1,093	1,396,800	10,724,810	12,121,610
Woodbridge Apts. of Bloomington III	Bloomington, IN	280	946	656,346	10,150,460	10,806,806
Woodbridge Apts. of Louisville II	Louisville, KY	190	947	519,520	7,422,933	7,942,453

						85,391,561
Less accumulated depreciation (depreciation expense of approximately $2.9 million in 2007)						(31,084,584)

Balance at December 31, 2007						$54,306,977

Total Net Real Estate Assets at December 31, 2007						$78,031,621

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

						Carrying
			Average		Buildings	Value at
		Number	Square Feet		and	December 31,
Property Name	Location	of Units	per Unit	Land	Improvements	2006

Ashley Point at Eagle Crest	Evansville, IN	144	910	$321,489	$6,092,695	$6,414,184
Ashley Square	Des Moines, IA	150	970	650,000	7,242,944	7,892,944
Bent Tree Apartments	Columbia, SC	232	989	986,000	11,025,115	12,011,115
Fairmont Oaks Apartments	Gainsville, FL	178	1139	850,400	8,004,382	8,854,782
Iona Lakes Apartments	Ft. Myers, FL	350	807	1,900,000	16,820,001	18,720,001
Lake Forest Apartments	Daytona Beach, FL	240	1093	1,396,800	10,557,253	11,954,053
Woodbridge Apts. of Bloomington III	Bloomington, IN	280	946	656,346	10,145,983	10,802,329
Woodbridge Apts. of Louisville II	Louisville, KY	190	947	519,520	7,422,933	7,942,453

						84,591,861
Less accumulated depreciation (depreciation expense of approximately $2.3 million in 2006)						(28,381,932)

Total Net Real Estate Assets at December 31, 2006						$56,209,929

6.	Discontinued Operations and Assets Held for Sale

The Company owned $6.15 million in bonds secured by Northwoods Lake Apartments in Duluth, Georgia and under FIN 46R, the Company was required to consolidate the property. During the third quarter of 2006, the property owner sold the property. In conjunction with the property sale, the Partnership sold its investment in the Northwoods Lake Apartments bonds. The sale of the bonds did not result in a taxable gain to the Partnership. In order to properly reflect the transaction under FIN 46R, the Company recorded the sale of the property in 2006 as though it was owned by the Company. As such, the Company recorded a gain on the sale of the property of $11.7 million. The sale was completed for a total purchase price of $29.5 million. As part of the purchase price for the property, the buyer assumed the property owner’s obligations under the Northwood Lake Apartment Multifamily Housing Revenue Refunding Bonds, Series 2004A (the “Series A Bonds”) and Series 2004B (the “Series B Bonds”). The Series A Bonds had a principal outstanding balance of $18.6 million and the Series B Bonds had a principal outstanding balance of $6.1 million. The Series A Bonds are held by unaffiliated third parties. There is no material relationship between the Partnership, the property owner or any of their respective affiliates, on the one hand, and the Buyer or any of its respective affiliates, on the other hand. The property owner realized approximately $4.3 million in net cash proceeds from the sale of the Property. These funds were used in their entirety to retire existing obligations of the property owner including accumulated tax exempt contingent interest earned by the Partnership on the Series B Bonds. The equity in the property owner was held by individuals associated with the general partner of AFCA2. All net proceeds received by the property owner as a result of the transaction and any assets remaining with the property owner were used to settle obligations to the Partnership. The sale of the bonds plus the receipt of accumulated contingent interest in 2006 resulted in total proceeds to the Partnership of approximately $10.4 million.

As a result of the foregoing, Northwoods met the criteria under SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS No. 144”) as a discontinued operation and is classified as such in the consolidated results of operations and in the consolidated balance sheets. Under SFAS No. 144, an asset is generally considered to qualify as held for sale when: i) management, having the authority to approve the action, commits to a plan to sell the asset, ii) the asset is available for immediate sale in its present condition, iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated at a price that is reasonable in relation to its current fair value and iv) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year. There were no assets or liabilities of discontinued operations presented on the consolidated balance sheets as of December 31, 2007 and December 31, 2006.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the revenues and net loss, excluding gain on sale of $11.7 million in 2006 and $18.8 million in 2005 for the discontinued operations:

	Year Ended December 31,
	2007	2006	2005

Rental Revenues	$—	$2,199,010	$5,802,361
Expenses	—	2,085,173	5,802,929

Net Income (Loss)	$—	$113,837	$(568)

In conjunction with the sale of Clear Lake Colony Apartments in 2005, the general partner’s Board of Managers approved a special distribution to the BUC holders. As described in Note 3, all distributions to the partners are governed by the Agreement of Limited Partnership. In accordance with the Agreement of Limited Partnership, this special distribution is considered a distribution of Net Residual Proceeds. All of the Clear Lake sale proceeds are classified as Tier 2 Net Residual Proceeds. The Board approved a special distribution of $3.5 million from the Net Residual Proceeds from the Clear Lake Colony sale. As this is a Tier 2 distribution, approximately $2.6 million or 75% of the total distribution was paid to BUC holders of record as of November 30, 2005 and approximately $0.9 million was paid to the general partner in the fourth quarter of 2005. As a result of the transaction, the Company recorded $18,779,929 as gain on sale in income from discontinued operations on the consolidated statement of operations in 2005.

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

7.	Debt Financing and Mortgage Payable

The terms of the Company’s debt financing are as follows:

	Outstanding
	Debt Financing
Securitized Tax-Exempt	at December 31,	Original	Year	Stated	Effective
Mortgage Bond and Pledged Collateral	2007	Debt Financing	Acquired	Maturity	Rate(1)

Fairmont Oaks Apartments	$7,775,000	$8,020,000	2003	April 2008	4.61%
Lake Forest Apartments	10,240,000	10,590,000	2001	Dec. 2009	4.61%
Bent Tree Apartments	11,130,000	11,130,000	2000	Dec. 2010	4.45%
Woodbridge — Bloomington Aptmnts	12,600,000	12,600,000	2007	Dec. 2010	5.26%
Iona Lakes Apartments	16,350,000	17,155,000	2000	April 2011	4.54%
Ashley Square Apartments	6,500,000	6,500,000	2007	May 2013	4.50%
Bella Vista Apartments	6,800,000	6,800,000	2007	June 2038	4.50%

Total debt financing	$71,395,000	$72,795,000

(1)	Represents the average effective interest rate, including fees, for the year ended December 31, 2007 and excludes the effect of interest rate caps (see Note 9.)

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Outstanding
	Debt Financing
Securitized Tax-Exempt	at December 31,	Original	Year	Stated	Effective
Mortgage Bond and Pledged Collateral	2006	Debt Financing	Acquired	Maturity	Rate(2)

Bent Tree Apartments	$11,130,000	$11,130,000	2000	Dec. 2010	4.24%
Fairmont Oaks Apartments	7,835,000	8,020,000	2003	April 2007	4.27%
Iona Lakes Apartments	16,485,000	17,155,000	2000	April 2011	4.23%
Lake Forest Apartments	10,320,000	10,590,000	2001	Dec. 2009	4.31%

Total debt financing	$45,770,000	$46,895,000

(2)	Represents the average effective interest rate, including fees, for the year ended December 31, 2006 and excludes the effect of interest rate caps (see Note 9.).

The securitization transactions which give rise to this debt financing are accounted for as secured borrowings and, in effect, provide variable-rate financing for the acquisition of new, or the securitization of existing, tax-exempt mortgage revenue bonds. Accordingly, the $71.4 million of tax-exempt mortgage revenue bonds financed are required to be held in trust and the subordinated interests (“RITES”) totaling $80,325 and $20,000 are classified as other assets as of 2007 and 2006 respectively.

The Company did not recognize a gain or loss in connection with any of the secured borrowings.

The Company’s financing is concentrated with Merrill Lynch through the P-Float program. Recent credit losses and credit rating downgrades at Merrill Lynch have resulted in an increase in the Company’s cost of borrowing under the P- Float program. We do not expect to have access to additional debt financing through the Merrill Lynch P-Float program for the foreseeable future.

Merrill Lynch’s cost of borrowing related to the P-Float program is expressed as an estimate of the Securities Industry and Financial Markets Association (“SIFMA”), formerly known as the Bond Market Association (“BMA”) floating rate index, plus a basis point credit spread. The following table displays the SIFMA rate, estimated Merrill Lynch credit spread and the resulting effective interest rate to the Company under the P-Float program as of the dates shown.

			Partnership Effective
	SIFMA Floating	P-Float Program	Interest Rate on
	Rate Index	Credit Spread	P-Float Debt

September 30, 2007	3.84%	0.90% to 0.95%	4.74% to 4.79%
October 31, 2007	3.26%	1.07% to 1.22%	4.33% to 4.48%
November 30, 2007	3.58%	1.30% to 1.35%	4.88% to 4.93%
December 31, 2007	3.42%	2.33%	5.75%
January 31, 2008	2.20%	3.85%	6.05%
February 29, 2008	3.16%	2.95% to 3.77%	6.11% to 6.93%

The increased P-Float program credit spread has resulted in a significantly higher effective interest rate for the Company. As shown in the table above, the Company’s effective interest rate has increased approximately 1.25% to 2.0% from November 30, 2007 to February 29, 2008. A 1.5% increase in the Company’s effective interest rate, on an annualized basis, would result in approximately $1.1 million of additional interest expense based on $71.4 million of outstanding P-Float debt. The Company is currently evaluating alternative financing vehicles to replace it’s P-Float debt in order to reduce it’s interest expense and in order to have access to new leverage financing for additional tax-exempt mortgage bonds on reasonable terms. The Company has not entered into any agreements with respect to any such alternative debt financing and there can be no assurances that it will be able to do so.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, there can be no assurances that the existing P-Float debt will remain in place even with the additional costs currently being incurred.

In connection with the acquisition of the MF Properties, a mortgage loan of approximately $19.9 million was obtained. The interest rate on this mortgage is variable and is calculated as one month LIBOR plus 1.55%. As of the transaction date, LIBOR was 5.32% and the interest on the mortgage was 6.87%. As of December 31, 2007, one month LIBOR was 4.86% and the interest on the mortgage was 6.41%. The mortgage matures in July 2009. The Company has guaranteed the payment of certain exceptions from the nonrecourse provisions and certain environmental obligations, should they arise, in connection with the loan.

The Company’s aggregate borrowings as of December 31, 2007 contractually mature over the next five years and thereafter as follows:

2008	$8,010,000
2009	30,275,000
2010	23,940,000
2011	15,940,000
2012	50,000
Thereafter	13,100,000

Total	$91,315,000

In January 2008, the Partnership entered into a $5.0 million line of credit. The line of credit is available for new investments and general working capital purposes. It is secured by certain mortgage revenue bonds and bears interest at a variable rate of prime minus 0.5% per annum.

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

	2007	2006	2005

Reimbursable salaries and benefits	$616,058	$612,836	$705,559
Costs capitalized by the Partnership	455,613	—	6,388
Other expenses	70,236	130,985	278,045
Insurance	104,557	95,662	138,209
Professional fees and expenses	418,615	422,997	445,174
Investor services and custodial fees	38,511	47,739	34,323
Consulting and travel expenses	55,426	24,207	27,751

	$1,759,016	$1,334,426	$1,635,449

AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any its tax-exempt mortgage revenue bonds or other tax-exempt investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. For the years ended December 31, 2007, 2006, and 2005, the Partnership paid administrative fees to AFCA 2 of approximately $207,000, $79,000, and $83,000, respectively. In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain of the tax-exempt mortgage revenue bonds held by the Partnership. These administrative fees also equal 0.45% per annum of the outstanding principal balance of these tax-exempt mortgage revenue bonds and totaled approximately $526,000, $313,000, and $318,000, in 2007, 2006, and 2005, respectively. In addition, during 2006 AFCA 2 received payment of approximately $440,000 of past due administrative fees from the owners of Northwoods. Although these third party administrative fees are not Partnership expenses, they have been reflected in the accompanying consolidated financial statements of the Company as a result of the consolidation of the VIEs. Such fees are payable by the financed property prior to the payment of any contingent interest on the tax-exempt mortgage revenue bonds secured by these properties. If the Partnership were to acquire any of these properties in foreclosure, it would assume the obligation to pay the administrative fees relating to mortgage revenue bonds on these properties. During 2005, AFCA 2 also received approximately $359,000 in deferred administrative fees from the Partnership which related to the year ended December 31, 1989. Such deferred administrative fees became payable as a result of the gain realized by the Partnership from the sale of Clear Lake Colony Apartments.

Accounts payable as of December 31, 2007 and 2006 included accrued amounts for reimbursable costs and expenses and administrative fees due to AFCA 2 of approximately $8,000 and $58,000 respectively.

AFCA 2 earned mortgage placement fees in connection with the acquisition of certain tax-exempt mortgage revenue bonds. These mortgage placement fees were paid by the owners of the respective property and, accordingly, have not been reflected in the accompanying consolidated financial statements because these properties are not considered VIEs. During 2007, AFCA2 earned acquisition fees from closing the Gardens of Weatherford, Gardens of DeCordova, Woodland Park and Prairiebrook Village bonds in the amount of approximately $311,000. Similar fees of approximately $102,000 were earned by AFCA 2 during the year ended December 31, 2006 in connection with the acquisition of the Bella Vista and Deerfield tax-exempt mortgage revenue bonds during 2006. There were no such fees earned in 2005.

An affiliate of AFCA 2, America First Property Management Company, LLC (“Properties Management”) was retained to provide property management services for Ashley Square, Northwoods Lake Apartments, Ashley Pointe at Eagle Crest, Iona Lakes Apartments, Clear Lake Colony Apartments, Bent Tree Apartments, Lake Forest Apartments, Fairmont Oaks Apartments, Eagle Ridge, Crescent Village, Meadowview, Willow Bend, Postwoods I, and Postwoods II. The management fees paid to Properties Management amounted to approximately $485,000 in 2007, $514,000 in 2006, and $756,000 in 2005. For the VIEs, these management fees are not Partnership expenses but are recorded by each applicable VIE entity and, accordingly, have been reflected in the accompanying consolidated financial statements. Such fees are paid out of the revenues generated by the properties owned by the VIEs prior to the payment of any interest on the tax-exempt mortgage revenue bonds and taxable loans held by the Partnership on these properties. For the MF Properties, these management fees are considered real estate operating expenses.

The shareholders of the limited-purpose corporations which own five of the apartment properties financed with tax-exempt bonds and taxable loans held by the Company are employees of Burlington who are not involved in the operation or management of the Company and who are not executive officers or managers of Burlington.

9.	Interest Rate Cap Agreements

As of December 31, 2007, the Company has four derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing and mortgage payable.

On November 1, 2007, an interest rate cap with a notional amount of $10.0 million expired. This interest rate cap was not replaced.

On June 29, 2007, Holding Corp purchased an interest rate cap for a $17,500 premium. The derivative has a cap on the floating rate index of 8.3%, a notional amount of $19.9 million and matures on July 1, 2009. On July 1, 2006, an interest rate cap with a notional amount of $20.0 million expired. On July 7, 2006, the Partnership purchased an interest rate cap for a $159,700 premium. The derivative has a cap on the floating rate index of 4.0%, a notional

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of $10.0 million and matures on July 1, 2011. It effectively caps the floating rate index at 4.0%, so the maximum interest rate to be paid on $10.0 million of debt financing is 4.0% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 75 basis points.

On February 1, 2003, the Partnership purchased a convertible interest rate cap for a $608,000 premium. The derivative has a cap on the floating rate index of 3.50%, a notional amount of $15.0 million and matures on January 1, 2010. It effectively caps the floating rate index at 3.50%, so the maximum interest rate to be paid on $15.0 million of debt financing is 3.50% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 75 basis points. If the floating rate index declines to a level where the counterparty elects to exercise its option, the convertible cap would be converted to a fixed rate swap and the Partnership’s interest expense would be converted to a fixed rate of 2.95% plus remarketing costs paid in the P-Float program. The counterparty elected to exercise this option in February 2008. Under the terms of the swap, the Partnership will pay a fixed rate of interest of 2.95% to the counterparty and will receive a variable rate of interest from same based on the SIFMA Municipal Swap Index rate. This rate is set weekly and settlements under the swap agreement will be made monthly based on the original notional amount of $15 million. The Partnership is required to maintain a restricted compensating balance with the counterparty institution based on the present value of the projected future payments for the duration of the swap agreement. The swap will maintain the original expiration date of January 1, 2010.

On May 1, 2007, the Partnership purchased an interest rate cap for a $65,500 premium. The derivative has a cap on the floating rate index of 4.0%, a notional amount of $10.0 million and matures on May 1, 2012. It effectively caps the floating rate index at 4.0%, so the maximum interest rate to be paid on $10.0 million of debt financing is 4.0% plus remarketing, credit enhancement, liquidity and trustee fees which aggregate to approximately 75 basis points.

Interest rate cap expense, which is the result of marking the interest rate cap agreements to fair value, reduced interest expense by approximately $365,000 for the year ended December 31, 2005, and increased expense $74,000 and $210 for the years ended December 31, 2007 and 2006 respectively. These are free-standing derivatives, so changes in fair value are included in earnings.

10.	Fair Value of Financial Instruments

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

Cash and cash equivalents, restricted cash, interest receivable, interest rate cap agreements and distribution payable:  Fair value approximates the carrying value of such assets and liabilities due to the Company’s accounting policy and/or short-term nature of the financial instruments.

Debt financing:  The carrying amount of the debt financing approximates fair value because management believes that the interest rates on the debt, which reset weekly, vary based on market indices and are consistent with those that would be currently available to the Partnership in the market.

Investment in tax-exempt mortgage revenue bonds and investment in other tax-exempt bond:  These instruments are carried at fair value based on the Company’s estimate of fair value as described in Notes 4 and 5.

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). This statement does not require new fair value measurements; however, it provides guidance on applying fair value and expands required disclosures. SFAS No. 157 is effective for the Company beginning in the first quarter of 2008. The Company does not expect the application of SFAS No. 157 to have a material impact on the consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB No. 115 (“SFAS No. 159”). This statement permits, but does not require, entities to choose to measure many financial instruments and certain other items as fair value. SFAS No. 159 is effective for the Company beginning in the first quarter of 2008. The Company has evaluated the provisions of SFAS No. 159 and did not elect to adopt the fair value option on any financial instruments held by the Company on December 31, 2007. Management has not determined whether it will elect this option for any new financial instruments acquired in the future.

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

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB 51 (“SFAS No. 160”). SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 is effective for the Company on January 1, 2009. The Company is currently evaluating the impact that SFAS No. 160 will have on its consolidated financial statements upon adoption.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS No. 141R is effective for the Company on January 1, 2009. The Company is currently evaluating the impact that SFAS No. 141R will have on its consolidated financial statements upon adoption.

13.	Segments

The Company consists of three reportable segments, Tax-Exempt Bond Investments, MF Properties, and VIEs. In addition to the three reportable segments, the Company also separately reports its consolidating and eliminating entries because it does not allocate certain items to the segments.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax-Exempt Bond Investments Segment

The Tax-Exempt Bond Investments segment consists of the Company’s portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. Such tax exempt bonds are held as long-term investments. As of December 31, 2007, the Company held twelve tax-exempt bonds not associated with VIEs and eight tax-exempt bonds associated with VIEs. The multifamily apartment properties financed by these tax exempt bonds contain a total of 3,050 rental units.

MF Properties Segment

The MF Properties segment consists of indirect equity interests in multifamily apartment properties which are not currently financed by tax-exempt bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring. In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties. The Partnership’s interests in its current MF Properties are not currently classified as Assets Held for Sale because the Partnership is not actively marketing them for sale, there is no definitive purchase agreement in existence and, therefore, no sale is expected in the next twelve months. During the time the Partnership holds an interest in a MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property. Any such cash distribution will contribute to the Partnership’s Cash Available for Distribution (“CAD”). As of December 31, 2007, the Company held interest in six MF Properties containing a total of 544 rental units.

The VIE segment

The VIE segment consists of multifamily apartment properties which are financed with tax-exempt bonds held by the Partnership, the assets, liabilities and operating results of which are consolidated with those of the Partnership as a result of FIN 46R. The tax-exempt bonds on these VIE properties are eliminated from the Company’s financial statements as a result of such consolidation, however, such bonds are held as long-term investments by the Partnership which continues to be entitled to receive principal and interest payments on such bonds. The Company does not actually own an equity position in the VIEs or their underlying properties. As of December 31, 2007, the Company consolidated eight VIE multifamily apartment properties containing a total of 1,764 rental units.

Management closely monitors and evaluates the financial reporting associated with and the operations of the VIEs and the MF Properties and performs such evaluation separately from the other operations of the Partnership through interaction with the affiliated property management company which manages the multifamily apartment properties held by the VIEs and the MF Properties.

Management’s goals with respect to the properties constituting each of the Company’s reportable segments is to generate increasing amounts of net rental income from these properties that will allow them to (i) make all payments of base interest, and possibly pay contingent interest, on the properties included in the Tax-Exempt Bond Investments segment and the VIE segment, and (ii) distribute net rental income to the Partnership from the MF Properties segment until such properties can be refinanced with additional tax-exempt mortgage bonds meeting the Partnership’s investment criteria. In order to achieve these goals, management of these multifamily apartment properties is focused on: (i) maintaining high economic occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties; and (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details certain key financial information for the Company’s reportable segments for the three years ended December 31, 2007:

	2007	2006	2005

Total revenue
Tax-Exempt Bond Financing	$10,131,656	$12,621,348	$10,747,149
MF Properties	2,066,487	—	—
VIEs	13,959,537	14,187,135	13,891,556
Consolidation/eliminations	(5,898,478)	(10,861,160)	(9,383,504)

Total revenue	$20,259,202	$15,947,323	$15,255,201

Interest Expense
Tax-Exempt Bond Financing	$2,835,646	$2,106,292	$1,176,293
MF Properties	695,546	—	—
VIEs	8,880,888	9,993,419	12,656,331
Consolidation/eliminations	(8,880,888)	(9,993,419)	(12,656,331)

Total interest expense	$3,531,192	$2,106,292	$1,176,293

Depreciation Expense
Tax-Exempt Bond Financing	$—	$—	$—
MF Properties	459,196	—	—
VIEs	2,702,652	2,824,579	3,414,544
Consolidation/eliminations	—	—	5,020

Total depreciation expense	$3,161,848	$2,824,579	$3,419,564

Income (loss) from continuing operations
Tax-Exempt Bond Financing	$5,683,395	$8,913,510	$5,811,289
MF Properties	(1,302,968)	—	—
VIEs	(6,507,066)	(5,942,777)	(5,807,526)
Consolidation/eliminations	3,067,505	(1,973,829)	790,450

Income from continuing operations	$940,866	$996,904	$794,213

Net income (loss)
Tax-Exempt Bond Financing	$5,683,395	$8,913,510	$18,121,623
MF Properties	(1,302,968)	—	—
VIEs	(6,507,066)	10,729,646	(863,054)
Consolidation/eliminations	3,067,505	(6,866,421)	2,306,573

Net income	$940,866	$12,776,735	$19,565,142

Total assets
Tax-Exempt Bond Financing	$182,498,714	$133,887,842	$128,782,494
MF Properties	25,774,045	—	—
VIEs	58,313,099	58,969,966	88,088,358
Consolidation/eliminations	(101,706,850)	(92,657,619)	(105,296,728)

Total assets	$164,879,008	$100,200,189	$111,574,124

Total partners’ capital
Tax-Exempt Bond Financing	$107,735,743	$85,758,294	$80,970,212
MF Properties	4,875,632	—	—
VIEs	(62,587,772)	(55,827,776)	(66,557,422)
Consolidation/eliminations	14,250,864	16,815,842	25,227,200

Total partners’ capital	$64,274,467	$46,746,360	$39,639,990

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Summary of Unaudited Quarterly Results of Operations

	March 31,	June 30,	September 30,	December 31,

2007
Revenues	$4,207,462	$4,449,112	$5,710,312	$5,892,316
Income (loss) from continuing operations	938,777	761,938	113,313	(873,162)

Net income (loss)	$938,777	$761,938	$113,313	$(873,162)

Income from continuing operations, per BUC	$0.13	$0.12	$0.07	$0.02

Net income, basic and diluted, per BUC	$0.13	$0.12	$0.07	$0.02

	March 31,	June 30,	September 30,	December 31,

2006
Revenues	$3,797,294	$3,904,489	$3,840,578	$4,404,962
Income (loss) from continuing operations	267,076	433,095	(51,007)	347,740
Income (loss) from discontinued operations	193,459	211,739	11,783,237	(408,604)

Net income (loss)	$460,535	$644,834	$11,732,230	$(60,864)

Income from continuing operations, per BUC	$0.11	$0.13	$0.37	$0.13

Net income, basic and diluted, per BUC	$0.11	$0.13	$0.37	$0.13

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

Evaluation of disclosure controls and procedures.  The Chief Executive Officer and Chief Financial Officer of the general partner of the general partner of the Partnership have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.

Management Report On Internal Control Over Financial Reporting

The Company’s management (consisting of the officers of the Burlington Capital Group LLC in its capacity as the general partner of the general partner of the Partnership) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (or persons performing such functions), of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Management has excluded from its assessment the internal control over financial reporting at Woodbridge Apartments of Louisville II, L.P. and Woodbridge Apartments of Bloomington III, L.P., both consolidated variable interest entities. These entities were excluded from the assessment as the Partnership does not own or directly manage these entities and, therefore, Company Management does not have the ability to dictate, modify or effectively assess the internal controls at these entities.

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
America First Tax Exempt Investors, L.P.
Omaha, Nebraska

We have audited the internal control over financial reporting of America First Tax Exempt Investors, L.P. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

As described in Management Report On Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Woodbridge Apartments of Louisville II, L.P. and Woodbridge Apartments of Bloomington III, L.P. (consolidated variable interest entities), because the Company does not have the ability to dictate, modify, or affectively assess the internal controls at these entities. Woodbridge Apartments of Louisville II, L.P. and Woodbridge Apartments of Bloomington III, L.P. constitute 4.7% of total assets and 24.2% of property revenues of the consolidated financial statements of the Company as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at Woodbridge Apartments of Louisville II, L.P. and Woodbridge Apartments of Bloomington III, L.P.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 11, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding management’s estimates for investments without readily determinable fair values.

/s/  DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 11, 2008

Changes in internal controls over financial reporting.  There were no changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following individuals are the officers and managers of Burlington, and each serves for a term of one year. BUC holders have no right to nominate or elect managers of Burlington.

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

Michael B. Yanney, 74, has served as the Chairman of the Board of Burlington and its predecessors since 1984. From 1977 until the organization of Burlington in 1984, Mr. Yanney was principally engaged in the ownership and management of commercial banks. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Level 3 Communications, Inc., Streck Laboratories, and Magnum Resources, Inc. Mr. Yanney is the husband of Gail Walling Yanney and the father of Lisa Y. Roskens.

Lisa Y. Roskens, 41, is Chief Executive Officer and President of Burlington. From 1999 to 2000, Ms. Roskens was managing Director of Twin Compass, LLC. From 1997 to 1999, Ms. Roskens was employed by Inacom Corporation where she held the position of Director of Business Development and Director of Field Services Development. From 1995 to 1997, Ms. Roskens served as Finance Director for the U.S. Senate campaign of Senator Charles Hagel of Nebraska. From 1992 to 1995, Ms. Roskens was an attorney with the Kutak Rock LLP law firm in Omaha, Nebraska, specializing in commercial litigation. Ms. Roskens is the daughter of Michael B. Yanney and Gail Walling Yanney.

Michael J. Draper, 42, is Chief Financial Officer of Burlington. From April 2004 to September 2004, he was the Director of Finance and Accounting for Burlington. From April 2000 through March 2004, he was employed at Transgenomic, Inc. where he served as Chief Financial Officer and prior to that as Controller. Prior to Transgenomic, Mr. Draper was Vice President of Accounting and Finance for MSI Systems Integrators for over 2 years and was with Deloitte & Touche LLP for over 8 years.

Mariann Byerwalter, 47, is Chairman of JDN Corporate Advisory LLC. She was Vice President of Business Affairs and Chief Financial Officer of Stanford University from 1996 to 2001. Ms. Byerwalter was Executive Vice President of America First Eureka Holdings, Inc. (“AFEH”) and EurekaBank from 1988 to January 1996. Ms. Byerwalter was Chief Financial Officer and Chief Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996. She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987. She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice President in the bank’s Corporate Planning and Development Department. She was also on the Stanford Board of Trustees from 1992 to 1996 and was re-appointed to such in 2002. Ms. Byerwalter currently serves on the board of directors of LookSmart, Inc., Redwood Trust, Inc., SRI International, the PMI Group Inc., the Stanford Hospital and Clinics, the Lucile Packard Children’s Hospital and certain investment companies affiliated with Charles Schwab Corporation.

Dr. William S. Carter, 81, is retired from medical practice. He is a graduate of Butler University and the Nebraska University College of Medicine. He served his residency at the University of Missouri and was appointed a diplomat of the American Board of Otorhinolaryngology. He was in private practice in Omaha, Nebraska, until 1993. He is currently on the board of directors of Murphy Drug Co. and is a director of the Happy Hollow Club in Omaha and the Thunderbird Club in Rancho Mirage, California.

Patrick J. Jung, CPA, 60, currently is the Chief Operating Officer with Surdell & Partners, LLC. Prior to joining Surdell, Mr. Jung was with KPMG LLP for 30 years. During that period, he served as a partner for 20 years and as the managing partner of the Nebraska business unit for the last six years. Mr. Jung also serves on the boards of directors of Werner Enterprises, Inc, including its audit and compensation committees, and Supertel Hospitality, Inc, including its audit committee.

George H. Krauss, 66, has been a consultant to Burlington since 1996. Mr. Krauss is also of counsel to Kutak Rock LLP, a national law firm of over 300 lawyers headquartered in Omaha, Nebraska. Mr. Krauss has been associated with Kutak Rock LLP since 1972 and served as its managing partner from 1983 to 1993. Mr. Krauss also serves on the board of directors of MFA Mortgage Investments, Inc. and InfoUSA, Inc.. Mr. Krauss is a member of the compensation committee, corporate governance and nominating committee of MFA Mortgage Investments, Inc. and is a member of the corporate governance and nominating committee of InfoUSA, Inc.

Dr. Martin A. Massengale, 74, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and a Foundation Distinguished Professor. Prior to becoming President Emeritus in 1994, he served as Interim President from 1989 to 1991 and as President until 1994, as Chancellor of the University of Nebraska Lincoln from 1981 until 1991 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of managers of AAFL Enterprises, LLC, including as a member of its executive committee and the chairman of its communications committee.

Dr. Gail Walling Yanney, 70, is a retired physician. Dr. Yanney practiced anesthesiology and was the Executive Director of the Clarkson Foundation until October of 1995. In addition, she was a director of FirsTier Bank, N.A., Omaha, Nebraska, prior to its merger with First Bank, N.A. Dr. Yanney is the wife of Michael B. Yanney and the mother of Lisa Y. Roskens.

Clayton K. Yeutter, 77, is of counsel to Hogan & Hartson, a Washington D.C. law firm. From 1978 to 1985 he served as the President and Chief Executive Officer of the Chicago Mercantile Exchange. Mr. Yeutter served as the U.S. Trade Representative from 1985 to 1989, as U.S. Secretary of Agriculture from 1989 to 1991, and has served in cabinet and sub-cabinet posts under four U.S. Presidents. Mr. Yeutter currently serves on the board of directors of Neogen Corp., Covanta Holding Corp. and American Commercial Lines, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the managers and executive officers of Burlington and persons who own more than 10% of the Partnership’s BUCs to file reports of their ownership of BUCs with the SEC. Such officers, managers and BUC holders are required by SEC regulation to furnish the Partnership with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such reports received by the Partnership and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Partnership believes that there was compliance for the year ended December 31, 2007 with all Section 16(a) filing requirements applicable to such executive officers, managers and beneficial owners of BUCs.

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

Neither the Partnership nor AFCA 2 has any officers. Certain services are provided to the Partnership by officers of Burlington. However, under the terms of our Agreement of Limited Partnership, neither AFCA2 nor Burlington is allowed to be reimbursed by us for any compensation paid by Burlington to its officers. As a result, we do not pay compensation of any nature to the persons who effectively act as our executive officers. Accordingly, no tabular disclosures regarding executive compensation, compensation discussion and analysis, compensation committee report or information regarding compensation committee interlocks is being provided in this Form 10-K.

The Board of Managers of Burlington effectively acts as our board of directors. Although Burlington is not a public company and its securities are not listed on any stock market or otherwise publicly traded, its Board of Managers is constituted in a manner that complies with rules of the Securities and Exchange Commission and the NASDAQ Stock Market related to public companies with securities listed on the NASDAQ Global Market in order for the Company and its BUCs to comply with these rules. Among other things, a majority of the Board of Managers of Burlington consists of managers who meet the definitions of independence under the rules of the SEC and the NASDAQ Stock Market. These independent managers are Patrick J. Jung, Mariann Byerwalter, Martin A. Massengale, Clayton Yeutter, and William S. Carter. During 2007, we paid Burlington a total of $125,736 in order to reimburse it for a portion of the fees it pays to these five independent managers. We did not pay any other compensation of any nature to any of the managers of Burlington or reimburse Burlington for any other amounts representing compensation to its Board of Managers.

The following table sets forth the total compensation paid to the Managers of Burlington in fiscal 2007 for their services to the Partnership.

Manager Compensation

Total Fees Earned or
Name	Paid in Cash ($)

Michael B. Yanney	—
Lisa Y. Roskens	—
Mariann Byerwalter	24,264
Dr. William S. Carter	22,060
Patrick J. Jung	24,264
George H. Krauss	—
Dr. Martin A. Massengale	28,676
Dr. Gail Walling Yanney	—
Clayton K. Yeutter	26,472

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

(a) No person is known by the Partnership to own beneficially more than 5% of the Partnership’s BUCs.

(b) The Partnership does not have any directors or officers of its own. Management of the Partnership consists of the general partner of the Partnership, and its general partner, Burlington. The following table and notes set forth information with respect to the beneficial ownership of the Partnership’s BUCs by each of the Managers and executive officers of Burlington and by such persons as a group. Unless otherwise indicated, the information is as of December 31, 2007, and is based upon information furnished to us by such persons. Unless otherwise noted, all persons listed in the following table have sole voting and investment power over the BUCs they beneficially own and own such BUCs directly. For purposes of this table, the term “beneficial owner” means any person who, directly or indirectly, has or shares the power to vote, or to direct the voting of, a BUC or the power to dispose, or to direct the disposition of, a BUC or has the right to acquire BUCs within 60 days.

	Number of BUCs		Percent of
Name	Beneficially Owned		Class

Michael B. Yanney, Chairman of the Board and Manager of Burlington	12,500	(1)		*
Lisa Y. Roskens, President, Chief Executive Officer and Manager of Burlington	—		—
Michael J. Draper, Chief Financial Officer of Burlington	2,000			*
Mariann Byerwalter, Manager of Burlington	—		—
Dr. William S. Carter, Manager of Burlington	—		—
Patrick J. Jung, Manager of Burlington	—		—
George H. Krauss, Manager of Burlington	—		—
Dr. Martin A. Massengale, Manager of Burlington	—		—
Dr. Gail Walling Yanney, Manager of Burlington	12,500			*
Clayton K. Yeutter, Manager of Burlington	—		—
All current executive officers and Managers of Burlington as a group (10 persons)	14,500			*

*	denotes ownership of less than 1%.

(1)	Consists of 12,500 BUCs held by Mr. Yanney’s spouse, Dr. Gail Walling Yanney, a Manager of Burlington, for which he disclaims beneficial ownership.

(c)	There are no arrangements known to the Partnership, the operation of which may at any subsequent date result in a change in control of the Partnership.

(d)	The Partnership does not maintain any equity compensation plans as defined in Item 201(d) of Regulation S-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

The Audit Committee of Burlington has engaged Deloitte & Touche LLP as the independent registered public accounting firm for the Company. The Audit Committee regularly reviews and determines whether any non-audit services provided by Deloitte & Touche LLP potentially affects their independence with respect to the Company. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by Deloitte & Touche LLP. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered, and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management provides annual updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date. During 2007, all services performed by Deloitte & Touche LLP, with respect to the Partnership, were pre-approved by the Audit Committee in accordance with this policy.

The following table sets forth the aggregate fees billed by Deloitte & Touche LLP with respect to audit and non-audit services for the Company during the year ended December 31, 2007:

	2007	2006

Audit Fees(1)	$336,310	$211,175
Audit-Related Fees	—	—
Tax Fees(2)	79,615	38,927
All Other Fees	—	—

(1)	Audit — Includes fees and expenses for professional services rendered for the audit of the Company’s annual financial statements and internal control over financial reporting, reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during 2007, and services associated with registration statements, periodic reports and other documents filed with the Securities and Exchange Commission or other documents issued in connection with securities offerings, such as consents.

(2)	Tax — Includes fees and expenses for the professional services rendered for the preparation and review of tax returns and for various consultations.

PART IV

Item 15.	Exhibits and Financial Statement Schedules. Update

(a) The following documents are filed as part of this report:

1. Financial Statements.  The following financial statements of the Company are included in response to Item 8 of this report:

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets of the Company as of December 31, 2007 and 2006.

Consolidated Statements of Operations and Comprehensive Income of the Company for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Partners’ Capital of the Company for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows of the Company for the years ended December 31, 2007, 2006 and 2005.

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

3. Exhibits.  The following exhibits are filed as required by Item 15(a)(3) of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

3	.	Articles of Incorporation and Bylaws of America First Fiduciary Corporation Number Five (incorporated herein by reference to Registration Statement on Form S-11 (No. 2-99997) filed by America First Tax Exempt Mortgage Fund Limited Partnership on August 30, 1985).
4(a)		Form of Certificate of Beneficial Unit Certificate (incorporated herein by reference to Exhibit 4.1 to Registration Statement on Form S-4 (No. 333-50513) filed by the Partnership on April 17, 1998).
4(b)		Agreement of Limited Partnership of the Partnership (incorporated herein by reference to the Amended Annual Report on Form 10-K (No. 000-24843), filed by the Partnership on June 28, 1999).
4(c)		Amended Agreement of Merger, dated June 12, 1998, between the Partnership and America First Tax Exempt Mortgage Fund Limited Partnership (incorporated herein by reference to Exhibit 4.3 to Amendment No. 3 to Registration Statement on Form S-4 (No. 333-50513) filed by the Partnership on September 14, 1998).
10(a)		Contract and Agreement dated January 15, 2003 between America First Tax Exempt Investors, L.P. and Bank of America, N.A., to confirm the terms of the interest rate cap transaction between the parties (incorporated herein by reference to Exhibit 4 to Annual Report on Form 10-K (No. 000-24843) filed by the Partnership on March 27, 2003).
10(b)		Purchase and Sale Agreement, dated May 7, 2007, by and among America First LP Holding Corp. (a wholly-owned subsidiary of the Partnership), Atlantic Development GP Holding Corp., Joint Development & Housing Corporation, Boston Financial Institutional Tax Credits II, a Limited Partnership, Boston Financial Institutional Tax Credits III, a Limited Partnership, Boston Financial Institutional Tax Credits IV, a Limited Partnership, and SLP, Inc. (incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q filed by the registrant on August 14, 2007).

10(c)	Second Amended and Restated Agreement of Limited Partnership of Crescent Village Townhomes Limited Partnership, dated June 29, 2007, by and between Atlantic Development GP Holding Corp. and America First LP Holding Corp. (as continuing partners) and Joint Development & Housing Corporation (as Withdrawing General Partner) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by the registrant on July 6, 2007).
10(d)	Second Amended and Restated Agreement of Limited Partnership of Eagle Ridge Townhomes Limited Partnership, dated June 29, 2007, by and between Atlantic Development GP Holding Corp. and America First LP Holding Corp. (as continuing partners) and Joint Development & Housing Corporation (as Withdrawing General Partner) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by the registrant on July 6, 2007).
10(e)	Second Amended and Restated Agreement of Limited Partnership of Meadowbrook Apartments Limited Partnership, dated June 29, 2007, by and between Atlantic Development GP Holding Corp. and America First LP Holding Corp. (as continuing partners) and Joint Development & Housing Corporation (as Withdrawing General Partner) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by the registrant on July 6, 2007).
10(f)	Second Amended and Restated Agreement of Limited Partnership of Post Wood Townhomes Limited Partnership, dated June 29, 2007, by and between Atlantic Development GP Holding Corp. and America First LP Holding Corp. (as continuing partners) and Joint Development & Housing Corporation (as Withdrawing General Partner) (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed by the registrant on July 6, 2007).
10(g)	Second Amended and Restated Agreement of Limited Partnership of Post Woods Townhomes II Limited Partnership, dated June 29, 2007, by and between Atlantic Development GP Holding Corp. and America First LP Holding Corp. (as continuing partners) and Joint Development & Housing Corporation (as Withdrawing General Partner) (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed by the registrant on July 6, 2007).
10(h)	Second Amended and Restated Agreement of Limited Partnership of Willow Bend Townhomes Limited Partnership, dated June 29, 2007, by and between Atlantic Development GP Holding Corp. and America First LP Holding Corp. (as continuing partners) and Joint Development & Housing Corporation (as Withdrawing General Partner) (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed by the registrant on July 6, 2007).
10(i)	Guaranty, dated June 29, 2007, of Registrant in favor of JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed by the registrant on July 6, 2007).
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of Katz, Sapper & Miller, LLP
23.3	Consent of Katz, Sapper & Miller, LLP
24 .	Powers of Attorney.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: March 12, 2008

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Michael B. Yanney* Michael B. Yanney,	Chairman of the Board and Manager of Burlington Capital Group LLC	Date: March 12, 2008

By /s/ Lisa Y. Roskens Lisa Y. Roskens,	President, Chief Executive Officer and Manager of The Burlington Capital Group LLC (Principal Executive Officer)	Date: March 12, 2008

By /s/ Michael J. Draper Michael J. Draper,	Chief Financial Officer of The Burlington Capital Group LLC (Principal Financial Officer and Principal Accounting Officer)	Date: March 12, 2008

By /s/ Mariann Byerwalter* Mariann Byerwalter,	Manager of The Burlington Capital Group LLC	Date: March 12, 2008

By /s/ William S. Carter* William S. Carter,	Manager of The Burlington Capital Group LLC	Date: March 12, 2008

By /s/ Patrick J. Jung* Patrick J. Jung,	Manager of The Burlington Capital Group LLC	Date: March 12, 2008

By /s/ George H. Krauss* George H. Krauss,	Manager of The Burlington Capital Group LLC	Date: March 12, 2008

By /s/ Martin A. Massengale* Martin A. Massengale,	Manager of The Burlington Capital Group LLC	Date: March 12, 2008

By /s/ Gail Walling Yanney* Gail Walling Yanney,	Manager of The Burlington Capital Group LLC	Date: March 12, 2008

By /s/ Clayton K. Yeutter* Clayton K. Yeutter,	Manager of The Burlington Capital Group LLC	Date: March 12, 2008

*By /s/ Michael J. Draper Attorney-in-Fact

/s/ Michael J. Draper Michael J. Draper