Form 10-K/A
period 2007-12-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2008-03-18
CIK 1059142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
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

DOCUMENTS INCORPORATED BY REFERENCE
None

The registrant has filed this Amendment No. 1 to its report on Form 10-K for the year ended December 31, 2007 for the sole purpose of correcting the mistaken reference to the year ended December 31, 2006 contained in the certifications of its Chief Executive Officer and Chief Financial Officer included as Exhibit 32.1 and 32.2 to the original filing.

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

3. Exhibits.  The following exhibits are filed as required by Item 15(a)(3) of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

3	.	Articles of Incorporation and Bylaws of America First Fiduciary Corporation Number Five (incorporated herein by reference to Registration Statement on Form S-11 (No. 2-99997) filed by America First Tax Exempt Mortgage Fund Limited Partnership on August 30, 1985).
4(a)		Form of Certificate of Beneficial Unit Certificate (incorporated herein by reference to Exhibit 4.1 to Registration Statement on Form S-4 (No. 333-50513) filed by the Partnership on April 17, 1998).
4(b)		Agreement of Limited Partnership of the Partnership (incorporated herein by reference to the Amended Annual Report on Form 10-K (No. 000-24843), filed by the Partnership on June 28, 1999).
4(c)		Amended Agreement of Merger, dated June 12, 1998, between the Partnership and America First Tax Exempt Mortgage Fund Limited Partnership (incorporated herein by reference to Exhibit 4.3 to Amendment No. 3 to Registration Statement on Form S-4 (No. 333-50513) filed by the Partnership on September 14, 1998).
10(a)		Contract and Agreement dated January 15, 2003 between America First Tax Exempt Investors, L.P. and Bank of America, N.A., to confirm the terms of the interest rate cap transaction between the parties (incorporated herein by reference to Exhibit 4 to Annual Report on Form 10-K (No. 000-24843) filed by the Partnership on March 27, 2003).
10(b)		Purchase and Sale Agreement, dated May 7, 2007, by and among America First LP Holding Corp. (a wholly-owned subsidiary of the Partnership), Atlantic Development GP Holding Corp., Joint Development & Housing Corporation, Boston Financial Institutional Tax Credits II, a Limited Partnership, Boston Financial Institutional Tax Credits III, a Limited Partnership, Boston Financial Institutional Tax Credits IV, a Limited Partnership, and SLP, Inc. (incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q filed by the registrant on August 14, 2007).
10(c)		Second Amended and Restated Agreement of Limited Partnership of Crescent Village Townhomes Limited Partnership, dated June 29, 2007, by and between Atlantic Development GP Holding Corp. and America First LP Holding Corp. (as continuing partners) and Joint Development & Housing Corporation (as Withdrawing General Partner) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by the registrant on July 6, 2007).
10(d)		Second Amended and Restated Agreement of Limited Partnership of Eagle Ridge Townhomes Limited Partnership, dated June 29, 2007, by and between Atlantic Development GP Holding Corp. and America First LP Holding Corp. (as continuing partners) and Joint Development & Housing Corporation (as Withdrawing General Partner) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by the registrant on July 6, 2007).
10(e)		Second Amended and Restated Agreement of Limited Partnership of Meadowbrook Apartments Limited Partnership, dated June 29, 2007, by and between Atlantic Development GP Holding Corp. and America First LP Holding Corp. (as continuing partners) and Joint Development & Housing Corporation (as Withdrawing General Partner) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by the registrant on July 6, 2007).

10(f)	Second Amended and Restated Agreement of Limited Partnership of Post Wood Townhomes Limited Partnership, dated June 29, 2007, by and between Atlantic Development GP Holding Corp. and America First LP Holding Corp. (as continuing partners) and Joint Development & Housing Corporation (as Withdrawing General Partner) (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed by the registrant on July 6, 2007).
10(g)	Second Amended and Restated Agreement of Limited Partnership of Post Woods Townhomes II Limited Partnership, dated June 29, 2007, by and between Atlantic Development GP Holding Corp. and America First LP Holding Corp. (as continuing partners) and Joint Development & Housing Corporation (as Withdrawing General Partner) (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed by the registrant on July 6, 2007).
10(h)	Second Amended and Restated Agreement of Limited Partnership of Willow Bend Townhomes Limited Partnership, dated June 29, 2007, by and between Atlantic Development GP Holding Corp. and America First LP Holding Corp. (as continuing partners) and Joint Development & Housing Corporation (as Withdrawing General Partner) (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed by the registrant on July 6, 2007).
10(i)	Guaranty, dated June 29, 2007, of Registrant in favor of JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed by the registrant on July 6, 2007).
23.1	Consent of Deloitte & Touche LLP*
23.2	Consent of Katz, Sapper & Miller, LLP*
23.3	Consent of Katz, Sapper & Miller, LLP*
24 .	Powers of Attorney.*
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Revised Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Revised Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

 * previously filed
** filed herewith

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

By	America First Capital Associates Limited Partnership Two, General Partner of the Partnership

By	The Burlington Capital Group LLC, General Partner of America First Capital Associates Limited Partnership Two

/s/  Lisa Y. Roskens
Lisa Y. Roskens
Chief Executive Officer

Date: March 17, 2008

3

Pursuant to the requirements of the Securities and Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Michael B. Yanney* Michael B. Yanney,	Chairman of the Board and Manager of Burlington Capital Group LLC	Date: March 17, 2008

By /s/ Lisa Y. Roskens Lisa Y. Roskens,	President, Chief Executive Officer and Manager of The Burlington Capital Group LLC (Principal Executive Officer)	Date: March 17, 2008

By /s/ Michael J. Draper Michael J. Draper,	Chief Financial Officer of The Burlington Capital Group LLC (Principal Financial Officer and Principal Accounting Officer)	Date: March 17, 2008

By /s/ Mariann Byerwalter* Mariann Byerwalter,	Manager of The Burlington Capital Group LLC	Date: March 17, 2008

By /s/ William S. Carter* William S. Carter,	Manager of The Burlington Capital Group LLC	Date: March 17, 2008

By /s/ Patrick J. Jung* Patrick J. Jung,	Manager of The Burlington Capital Group LLC	Date: March 17, 2008

By /s/ George H. Krauss* George H. Krauss,	Manager of The Burlington Capital Group LLC	Date: March 17, 2008

By /s/ Martin A. Massengale* Martin A. Massengale,	Manager of The Burlington Capital Group LLC	Date: March 17, 2008

By /s/ Gail Walling Yanney* Gail Walling Yanney,	Manager of The Burlington Capital Group LLC	Date: March 17, 2008

By /s/ Clayton K. Yeutter* Clayton K. Yeutter,	Manager of The Burlington Capital Group LLC	Date: March 17, 2008

*By /s/ Michael J. Draper Attorney-in-Fact

/s/ Michael J. Draper Michael J. Draper

4