Form 10-Q
period 2008-03-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2008-05-09
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
YES ☑       NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑

Forward-Looking Statements
This report (including, but not limited to, the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements that reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, the Company’s performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Company and the investments it has made constitute forward-looking statements. Beneficial Unit Certificate (“BUC”) holders and others should understand that these forward-looking statements are subject to numerous risks and uncertainties and a number of factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. These factors include general economic and business conditions such as the availability and credit worthiness of prospective tenants, lease rents, operating expenses, the terms and availability of financing for properties financed by the tax-exempt mortgage revenue bonds owned by the Partnership, adverse changes in the real estate markets from governmental or legislative forces, lack of availability and credit worthiness of counterparties to finance future acquisitions and interest rate fluctuations and other items discussed under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in Item 1A of Part II of this report.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2008	2007
Assets
Cash and cash equivalents	$3,683,483	$14,821,946
Restricted cash	3,774,757	2,865,890
Interest receivable	776,844	534,699
Tax-exempt mortgage revenue bonds	69,984,090	66,167,116
Real estate assets:
Land	10,357,004	10,357,004
Buildings and improvements	99,401,844	99,218,397

Real estate assets before accumulated depreciation	109,758,848	109,575,401
Accumulated depreciation	(32,465,925)	(31,543,780)

Net real estate assets	77,292,923	78,031,621
Other assets	2,223,291	2,457,736

Total Assets	$157,735,388	$164,879,008

Liabilities
Accounts payable, accrued expenses and other liabilities	$7,299,573	$6,808,458
Distribution payable	1,842,672	2,432,327
Debt financing	71,395,000	71,395,000
Mortgage payable	19,920,000	19,920,000

Total Liabilities	100,457,245	100,555,785

Commitments and Contingencies (Note 10)

Minority interest	46,011	48,756

Partners’ Capital
General partner	285,017	348,913
Beneficial Unit Certificate holders	106,554,658	112,880,314
Unallocated deficit of variable interest entities	(49,607,543)	(48,954,760)

Total Partners’ Capital	57,232,132	64,274,467

Total Liabilities and Partners’ Capital	$157,735,388	$164,879,008

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended,
	March 31, 2008	March 31, 2007
Income:
Property revenues	$4,635,340	$3,576,250
Mortgage revenue bond investment income	1,208,564	422,438
Other interest income	24,430	208,774
Gain on sale of securities	3,704	—

	5,872,038	4,207,462

Expenses:
Real estate operating (exclusive of items shown below)	2,555,329	1,961,515
Depreciation and amortization	1,351,431	487,380
Interest	1,523,555	528,798
General and administrative	431,066	290,992

	5,861,381	3,268,685

Minority interest in net loss of consolidated subsidiary	2,745	—

Net income	$13,402	$938,777

Net income allocated to:
General Partner	$6,662	$12,490
BUC holders	659,523	1,236,488
Unallocated loss of variable interest entities	(652,783)	(310,201)

	$13,402	$938,777

BUC holders’ interest in net income per unit (basic and diluted):
Net income, basic and diluted, per unit	$0.05	$0.13

Weighted average number of units outstanding, basic and diluted	13,512,928	9,837,928

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND COMPREHENSIVE
INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

				Unallocated		Accumulated
				deficit of		Other
	General	Beneficial Unit Certificate holders		variable interest		Comprehensive
	Partner	# of Units	Amount	entities	Total	Income (Loss)
Balance at January 1, 2008	$348,913	13,512,928	$112,880,314	$(48,954,760)	$64,274,467	$(3,581,844)

Comprehensive income:
Net income	6,662		659,523	(652,783)	13,402
Unrealized loss on securities	(52,131)		(5,160,934)	—	(5,213,065)	(5,213,065)

Total comprehensive income					(5,199,663)

Distributions paid or accrued	(18,427)		(1,824,245)	—	(1,842,672)

Balance at March 31, 2008	$285,017	13,512,928	$106,554,658	$(49,607,543)	$57,232,132	$(8,794,909)

				Unallocated		Accumulated
				deficit of		Other
	General	Beneficial Unit Certificate holders		variable interest		Comprehensive
	Partner	# of Units	Amount	entities	Total	Loss
Balance at January 1, 2007	$1,526,062	9,837,928	$90,722,467	$(45,502,169)	$46,746,360	$(722,435)

Comprehensive income:
Net income	12,490		1,236,488	(310,201)	938,777
Unrealized gain on securities	373		36,858	—	37,231	37,231

Total comprehensive income					976,008

Distributions paid or accrued	(13,415)		(1,328,121)	—	(1,341,536)

Balance at March 31, 2007	$1,525,510	9,837,928	$90,667,692	$(45,812,370)	$46,380,832	$(685,204)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$13,402	$938,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,351,431	487,380
Interest rate cap expense	183,191	31,953
Gain on sale of securities	(3,704)	—
Minority interest in net loss of consolidated subsidiary	(2,745)	—
Increase in interest receivable	(242,145)	(195,897)
Increase in other assets	(474,407)	(87,151)
Decrease in accounts payable, accrued expenses and other liabilities	(481,818)	(504,663)

Net cash provided by operating activities	343,205	670,399

Cash flows from investing activities:
Proceeds from sale of tax-exempt mortgage revenue bonds	3,433,635	—
Acquisition of tax-exempt mortgage revenue bonds	(12,435,000)	—
Increase in restricted cash	(908,867)	(1,088,249)
Capital expenditures	(150,782)	(176,947)
Principal payments received on tax-exempt mortgage revenue bonds	15,000	12,500
Decrease in taxable loans	100,000	—

Net cash used in investing activities	(9,946,014)	(1,252,696)

Cash flows from financing activities:
Distributions paid	(2,432,327)	(1,545,893)
Swap payments	(12,194)	—
Increase in liabilities related to restricted cash	908,867	1,088,249

Net cash used in financing activities	(1,535,654)	(457,644)

Net decrease in cash and cash equivalents	(11,138,463)	(1,039,941)
Cash and cash equivalents at beginning of period	14,821,946	8,476,928

Cash and cash equivalents at end of period	$3,683,483	7,436,987

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$457,281	108,544
Distributions declared but not paid	$1,842,672	1,341,536
Significant Non-Cash Activity:
Capital expenditures financed through accounts payable	$64,066	121,101
The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)
1. Basis of Presentation
America First Tax Exempt Investors, L.P. was formed on April 2, 1998 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential properties. Interest on these bonds is excludable from gross income for federal income tax purposes. As a result, most of the income earned by the Partnership is exempt from federal income taxes. Our general partner is America First Capital Associates Limited Partnership Two (“AFCA 2” or “General Partner”). The Partnership will terminate on December 31, 2050 unless terminated earlier under provisions of its Agreement of Limited Partnership.
The consolidated financial statements include the accounts of the Partnership, its wholly-owned subsidiary, America First LP Holding Corp. (“Holding Corp”), and the variable interest entities (“VIEs”) of which the Partnership has been determined to be the primary beneficiary (the “Company”). In this Form 10-Q, America First Tax Exempt Investors, L.P. and Holding Corp (the “Partnership”) is reported as a stand alone entity without the consolidation of the VIEs. MF Properties refers to the multifamily apartment projects that are owned by partnerships of which the Holding Corp is the 99% limited partner and are consolidated with the Partnership. In the Company’s consolidated financial statements, all transactions and accounts between the Partnership and the VIEs have been eliminated in consolidation. The Partnership does not presently believe that the consolidation of VIEs for reporting under accounting principles generally accepted in the United States of America (“GAAP”) will impact the Partnership’s tax status, amounts reported to Beneficial Unit Certificate (“BUC”) holders on IRS Form K-1, the Partnership’s ability to distribute tax-exempt income to BUC holders, the current level of quarterly distributions or the tax-exempt status of the underlying mortgage revenue bonds.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying interim unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position as of March 31, 2008, and the results of operations for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
2. Partnership Income, Expenses and Cash Distributions
The Agreement of Limited Partnership of the Partnership contains provisions for the distribution of Net Interest Income, Net Residual Proceeds and Liquidation Proceeds, for the allocation of income or loss from operations and for the allocation of income and loss arising from a repayment, sale or liquidation of investments. Income and losses will be allocated to each BUC holder on a periodic basis, as determined by the General Partner, based on the number of BUCs held by each BUC holder as of the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each BUC holder of record on the last day of each distribution period based on the number of BUCs held by each BUC holder as of such date. For purposes of the Agreement of Limited Partnership, cash distributions, if any, received by the Partnership from the Investment in Multifamily Apartment Properties (See Note 4) will be included in the Partnership’s Interest Income and cash distributions received by the Partnership from the sale of such properties will be included in the Partnership Residual Proceeds.

The unallocated deficit of the VIEs is primarily comprised of the accumulated historical net losses of the VIEs as of January 1, 2004 and the VIEs’ net losses since the implementation of Consolidation of Variable Interest Entities, (“FIN 46R”) as of January 1, 2004. Such losses are not allocated to the General Partner and BUC holders as such activity is not contemplated by, or addressed in, the Agreement of Limited Partnership.
Cash distributions are currently made on a quarterly basis but may be made on a monthly or semiannual basis at the election of AFCA 2.
3. Investments in Tax-Exempt Bonds
The tax-exempt mortgage revenue bonds owned by the Company have been issued to provide construction and/or permanent financing of multifamily residential properties. The Company had the following investments in tax-exempt mortgage revenue bonds as of dates shown:

	March 31, 2008
Description of Tax-Exempt		Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	Cost	Gain	Loss	Fair Value

Chandler Creek Apartments	$11,500,000	$—	$—	$11,500,000
Clarkson College	6,069,999	—	(910,962)	5,159,037
Bella Vista	6,800,000	—	(1,152,600)	5,647,400
Woodland Park	15,715,000	—	(2,279,334)	13,435,666
Prairiebrook Village	5,862,000	—	(883,828)	4,978,172
Gardens of DeCordova	4,870,000	—	(918,969)	3,951,031
Gardens of Weatherford	4,702,000	—	(862,817)	3,839,183
Runnymede Apartments	10,825,000	—	(710,878)	10,114,122
Bridle Ridge Apartments	7,885,000	—	(682,447)	7,202,553
Woodlynn Village	4,550,000	—	(393,074)	4,156,926

	$78,778,999	$—	$(8,794,909)	$69,984,090

	December 31, 2007
Description of Tax-Exempt		Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	Cost	Gain	Loss	Fair Value

Chandler Creek Apartments	$11,500,000	$—	$(792,350)	$10,707,650
Clarkson College	6,084,960	—	(396,644)	5,688,316
Bella Vista	6,800,000	—	(380,800)	6,419,200
Deerfield Apartments	3,390,000	—	(77,614)	3,312,386
Woodland Park	15,715,000	—	(658,340)	15,056,660
Prairiebrook Village	5,862,000	—	(313,317)	5,548,683
Gardens of DeCordova	4,870,000	—	(408,108)	4,461,892
Gardens of Weatherford	4,702,000	—	(394,028)	4,307,972
Runnymede Apartments	10,825,000	—	(160,643)	10,664,357

	$69,748,960	$—	$(3,581,844)	$66,167,116

Valuation — As all of the Company’s investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values. The Company bases the fair value of the tax-exempt bonds, which have a limited market, on quotes from external sources, such as brokers, for these or similar bonds. In the limited situation when quotes are unavailable, the Company estimates the fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. This calculation methodology encompasses judgment in its application.
As of March 31, 2008, approximately $53.3 million of the Company’s tax-exempt mortgage revenue bonds were valued using broker quotes, $11.5 million were valued based upon a subsequent sale price of the bond and approximately $5.2 million were valued using management’s discounted cash flow analyses. Broker quotes and management’s discounted cash flow analyses provide indicative pricing only. Due to the limited market for the tax-exempt bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the bonds.
Unrealized gains or losses on these tax-exempt bonds are recorded in accumulated other comprehensive income (loss) to reflect quarterly changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. As of March 31, 2008, the Clarkson College investment has been in an unrealized loss position for greater than twelve months while the remaining bonds have been in an unrealized loss position for less than twelve months. The current unrealized losses on the bonds are not considered to be other-than-temporary because the Company has the intent and ability to hold these securities until their value recovers or until maturity, if necessary. The unrealized gain or loss will continue to fluctuate each reporting period based on the market conditions and present value of the expected cash flow.
In general, credit and capital markets have deteriorated. The deterioration has impacted the fair value of the bonds as shown in the tables above. If uncertainties in these markets continue, the markets deteriorate further or the Company experiences further deterioration in the values of its investment portfolio, the Company may incur impairments to its investment portfolio which could negatively impact the Company’s financial statements.
In April, 2008, the Chandler Creek bonds were sold for $11.5 million plus accrued interest. In March, 2008, the Deerfield bonds were sold for $3.4 million plus accrued interest and the repayment of a $100,000 taxable loan. The proceeds from these sales are expected to be used for the repayment of debt and for general working capital needs.
In February, 2008, the Company acquired the Woodlynn Village bonds at par value of $4.5 million which represented 100% of the bond issuance. The Bonds earn interest at an annual rate of 6.0% with semi-annual interest payments and a stated maturity date of November 1, 2042. The Bonds were issued for the acquisition and rehabilitation of the Woodlynn Village, a 59 unit multifamily senior independent living apartment complex located in Maplewood, Minnesota.
In January, 2008, the Company acquired the Bridle Ridge Apartments bonds at par value of $7.9 million which represented 100% of the bond issuance. The Bonds earn interest at an annual rate of 6.0% with semi-annual interest payments and a stated maturity date of January 1, 2043. The Bonds were issued for the acquisition and rehabilitation of The Bridle Ridge Apartments, a 152 unit multifamily apartment complex located in Greer, South Carolina.
In October, 2007, the Company acquired the Runnymede Apartments bonds at par value of $10.8 million, which represented 100% of the bond issuance. The bonds earn interest at an annual rate of 6.0% with semi-annual interest payments and a stated maturity date of October 1, 2042. The bonds are secured by a 252 unit multifamily apartment complex in Austin, Texas.
In June, 2007, the Company acquired the Prairiebrook Village bonds at par value of $5.5 million Series A and $0.4 million Series B, which together represented 100% of the bond issuance. The bonds were issued in order to construct a 72 unit multifamily apartment complex in Gardner, Kansas. Construction of the apartment complex has not commenced and in February, 2008, the bond trustee notified the owner and developer of Prairiebrook Village that they were not in compliance with certain sections of the bond indenture. In May, 2008, the bond trustee, acting on behalf of the Company, filed a petition of foreclosure on the mortgage securing the bonds. The Company expects to receive $5.1 million held by the trustee representing unused bond proceeds and the deed of ownership to the land owned by the project. The Company intends to sell the land to be obtained in the foreclosure. After the sale of the land the Company will pursue the project owner and project developer for any remaining unpaid bond principal based upon guarantees by these entities. Based upon the expected land sale proceeds of $350,000 to $450,000, the Company expects to pursue the owner and developer for between $350,000 and $450,000 from such guarantees.
In May, 2007, the Company acquired the Woodland Park bonds at par value of $15.1 million Series A and $0.6 million Series B, which together represented 100% of the bond issuance. The bonds earn interest at an annual rate of 6.0% for Series A and 8.0% for Series B with semi-annual interest payments and a stated maturity date of November 1, 2047. The bonds were issued in order to construct a 236 unit multifamily apartment complex in Topeka, Kansas. The apartment complex is currently under construction with an estimated completion date of March 2009.
In May, 2007, the Company acquired the Gardens of DeCordova bonds at par value of $4.9 million, which represented 100% of the bond issuance. The bonds earn interest at an annual rate of 6.0% with semi-annual interest payments and a stated maturity date of May 1, 2047. The bonds were issued in order to construct a 76 unit multifamily apartment complex in Granbury, Texas. The apartment complex is currently under construction with an estimated completion date of September 2008.
In May, 2007, the Company acquired the Gardens of Weatherford bonds at par value of $4.7 million, which represented 100% of the bond issuance. The bonds earn interest at an annual rate of 6.0% with semi-annual interest payments and a stated maturity date of May 1, 2047. The bonds were issued in order to construct a 76 unit multifamily apartment complex in Weatherford, Texas. The apartment complex is currently under construction with an estimated completion date of December 2008.
The Company has determined that the underlying entities that own the Woodlynn Village, Bridle Ridge Apartments, Runnymede Apartments, Prairiebrook Village Apartments, Woodland Park Apartments, the Gardens of DeCordova Apartments and the Gardens of Weatherford Apartments which are financed by bonds owned by the Partnership do not meet the definition of a VIE and accordingly, their financial statements are not required to be consolidated into the Company’s consolidated financial statements under FIN 46R.
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
On June 29, 2007, Holding Corp acquired the 99% limited partner interests in six Ohio limited partnerships (the “Property Partnerships”) for a cash purchase price of approximately $9.2 million plus assumed debt and other liabilities of approximately $15.7 million. Each Property Partnership owns a multifamily apartment property, of which four are located in Ohio and two are located in Kentucky. The cash portion of the purchase price was funded by cash on hand. In connection with the acquisition, the Property Partnerships refinanced their existing debt with an aggregate loan, see Note 5 below. The 1% general partner interests in the six Property Partnerships were acquired by Atlantic Development GP Holding Corp, a party unaffiliated with the Partnership, with the proceeds of an approximately $62,000 loan from Holding Corp. These 1% general partner interests are reflected in the Company’s consolidated financial statements as minority interests.
SFAS No. 141, Business Combinations, requires that the total purchase price paid for MF Properties be allocated to the Property Partnerships’ net tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.

MF Properties
Condensed Balance Sheet Data as of:
6/29/2007
(Date of acquisition)

Cash and cash equivalents	$700
Restricted cash and other assets	1,790,439
In-place lease assets	908,640
Net real estate assets	23,992,705

Total assets	$26,692,484

Accounts payable, accrued expenses and other liabilities	$568,883
Mortgage payable	19,920,000
Stockholders’ equity	6,203,601

Total liabilities and stockholders’ equity	$26,692,484

The table below shows the pro forma condensed consolidated results of operations of the Company as if the Property Partnerships had been acquired at the beginning of the period presented:

For the Three
Months Ended,
March 31, 2007
Revenues	$5,265,763

Net income	384,679

Net income allocated to BUC holders	687,931

BUC holders’ interest in net income per unit (basic and diluted)	$0.07
The pro forma financial information represents the historical operating results of the combined Company with adjustments for purchase accounting and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented.
In addition to the MF Properties, the Partnership consolidates the assets of the VIEs in accordance with FIN 46R. Although the assets of the VIEs are consolidated, the Partnership has no ownership interest in them other than to the extent they serve as collateral for the tax-exempt mortgage revenue bonds owned by the Partnership. The results of operations of those properties are recorded by the Company in consolidation but any net income or loss from these properties does not accrue to the BUC holders or the general partner, but is instead included in “Unallocated loss of variable interest entities”.
5. Debt Financing and Mortgage Payable
The Company’s long-term debt is provided by securitization of existing tax-exempt mortgage revenue bonds through the Merrill Lynch P-Float program which are accounted for as secured borrowings and, in effect, provide variable-rate financing for the acquisition of tax-exempt mortgage revenue bonds and other investments meeting the Company’s investment criteria. The Company’s debt financing of $71.4 million bears interest at a weekly floating bond rate, including associated remarketing, credit enhancement, liquidity and trustee fees, that averaged 6.0% per annum and 4.3% per annum during the three months ended March 31, 2008 and 2007, respectively. Maturity dates for the Company’s debt financing range from 2008 through 2038. In April, 2008, the Company used proceeds from the sale of bonds (See Note 3) to retire $6.5 million of P-Float debt.

The Company’s financing is concentrated with Merrill Lynch through the P-Float program. Recent credit losses and credit rating downgrades at Merrill Lynch have resulted in an increase in the Company’s cost of borrowing under the P-Float program. We do not expect to have access to additional debt financing through the Merrill Lynch P-Float program for the foreseeable future.
Merrill Lynch’s cost of borrowing related to the P-Float program is expressed as an estimate of the Securities Industry and Financial Markets Association (“SIFMA”) floating rate index plus a basis point credit spread. The following table displays the SIFMA rate, estimated Merrill Lynch credit spread and the resulting effective interest rate to the Company under the P-Float program as of the dates shown.

	SIFMA		Company Effective
	Floating Rate	P-Float Program	Interest Rate on
	Index	Credit Spread	P-Float Debt
March 31, 2007	3.65%	0.84% to 0.86%	4.49% to 4.51%
September 30, 2007	3.84%	0.90% to 0.95%	4.74% to 4.79%
October 31, 2007	3.26%	1.07% to 1.22%	4.33% to 4.48%
November 30, 2007	3.58%	1.30% to 1.35%	4.88% to 4.93%
December 31, 2007	3.42%	2.33%	5.75%
January 31, 2008	2.20%	3.85%	6.05%
February 29, 2008	3.16%	2.95% to 3.77%	6.11% to 6.93%
March 31, 2008	2.21%	3.59% to 4.74%	5.80% to 6.95%
The increased P-Float program credit spread has resulted in a significantly higher effective interest rate for the Company. As shown in the table above, the Company’s effective interest rate has increased approximately 1.3% to 2.4% from March 31, 2007 to March 31, 2008. The Company is currently evaluating alternative financing vehicles to replace its P-Float debt in order to reduce its interest expense and to have access to new leverage financing for additional tax-exempt mortgage bonds on reasonable terms. The Company has not entered into any agreements with respect to any such alternative debt financing and there can be no assurances that it will be able to do so. Additionally, there can be no assurances that the existing P-Float debt will remain in place even with the additional costs currently being incurred.
In connection with the acquisition of the MF Properties, a mortgage loan of approximately $19.9 million was obtained. The interest rate on this mortgage is variable and is calculated as one month LIBOR plus 1.55%. As of March 31, 2008, one month LIBOR was 2.70% and the interest on the mortgage was 4.25%. The mortgage matures in July 2009. The Company has guaranteed the payment of certain exceptions from the non-recourse provisions and certain environmental obligations, should they arise, in connection with the loan.
In January 2008, the Partnership entered into a $5.0 million line of credit. The line of credit is available for new investments and general working capital purposes. It is secured by certain mortgage revenue bonds, bears interest at a variable rate of prime minus 0.5% per annum. There were no outstanding borrowings on this line on March 31, 2008. The average outstanding balance on the line during the quarter ended March 31, 2008 was approximately $400,000.
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

7. Transactions with Related Parties
The general partner of the Partnership, AFCA 2, is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any its tax-exempt mortgage revenue bonds or other tax-exempt investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. For three months ended March 31, 2008 and 2007, the Partnership paid administrative fees to AFCA 2 of approximately $92,500 and $48,000, respectively. In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the tax-exempt mortgage revenue bonds held by the Partnership. These administrative fees also equal 0.45% per annum of the outstanding principal balance of these tax-exempt mortgage revenue bonds and totaled approximately $90,000 and $72,000 for the three months ended March 31, 2008 and 2007 respectively.
AFCA 2 earned mortgage placement fees in connection with the acquisition of certain tax-exempt mortgage revenue bonds. These mortgage placement fees were paid by the owners of the respective property and, accordingly, have not been reflected in the accompanying condensed consolidated financial statements because these properties are not considered VIEs. During the three months ended March 31, 2008, AFCA 2 earned mortgage placement fees of approximately $61,250. There were no such fees earned during the first quarter of 2007.
An affiliate of AFCA 2, America First Property Management Company, LLC (“Properties Management”), was retained to provide property management services for Ashley Square, Ashley Pointe at Eagle Crest, Iona Lakes Apartments, Bent Tree Apartments, Lake Forest Apartments, Fairmont Oaks Apartments, Eagle Ridge, Crescent Village, Meadowview, Willow Bend, Postwoods I, and Postwoods II. The management fees paid to Properties Management amounted to approximately $180,000 during the first quarter of 2008, and $119,000 during the first quarter of 2007. For the VIEs, these management fees are not Partnership expenses but are recorded by each applicable VIE entity and, accordingly, have been reflected in the accompanying consolidated financial statements. Such fees are paid out of the revenues generated by the properties owned by the VIEs prior to the payment of any interest on the tax-exempt mortgage revenue bonds and taxable loans held by the Partnership on these properties. For the MF Properties, these management fees are considered real estate operating expenses. Additionally, Properties Management was retained to provide property management services for Chandler Creek and Clarkson College. The management fees paid to Properties Management by these entities amounted to approximately $23,000 and $22,900 during the first quarter of 2008 and 2007, respectively.
The shareholders of the limited-purpose corporations which own five of the apartment properties financed with tax-exempt bonds and taxable loans held by the Company are employees of The Burlington Capital Group LLC, the general partner of AFCA 2 (“Burlington”) who are not involved in the operation or management of the Company and who are not executive officers or managers of Burlington.
8. Interest Rate Derivative Agreements
As of March 31, 2008, the Company has four derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing and mortgage payable. The terms of the derivative agreements are as follows:

	Principal of	Effective	Maturity	Purchase
Date Purchased	Debt Financing	Capped Rate	Date	Price	Counterparty
February 1, 2003	$15,000,000	2.95% (1)	January 1, 2010	$608,000	Bank of America
July 7, 2006	$10,000,000	4.00% (2)	July 1, 2011	$159,700	US Bank
May 1, 2007	$10,000,000	4.00% (2)	May 1, 2012	$65,500	US Bank
June 29, 2007	$19,920,000	8.30%	July 1, 2009	$17,500	JP Morgan

(1)	The counterparty has exercised the right to convert the cap into a fixed rate swap effective February 1, 2008. Under the terms of the swap arrangement, the Partnership will pay a fixed rate of 2.95%.

(2)	Effective capped rate before remarketing, credit enhancement, liquidity and trustee fees.
On February 1, 2008, the counterparty to the $15.0 million derivative elected to exercise its option to convert the interest rate cap to a fixed rate swap at a rate of 2.95% plus remarketing costs paid in the P-Float program. Under the terms of the swap, the Partnership will pay a fixed rate of interest of 2.95% to the counterparty and will receive a variable rate of interest from same based on the SIFMA Municipal Swap Index rate. This rate is set weekly and settlements under the swap agreement will be made monthly based on the original notional amount. The Partnership is required to maintain a restricted compensating balance with the counterparty institution based on the present value of the projected future payments for the duration of the swap agreement.
These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value. Changes in fair value are included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $183,000 and $32,000 for the three months ended March 31, 2008 and March 31, 2007, respectively.
9. Segment Reporting
The Company consists of three reportable segments, Tax-Exempt Bond Investments, MF Properties, and VIEs. In addition to the three reportable segments, the Company also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.
Tax-Exempt Bond Investments Segment
The Tax-Exempt Bond Investments segment consists of the Company’s portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. Such tax-exempt bonds are held as long-term investments. As of March 31, 2008, the Company held twelve tax-exempt bonds (secured by ten properties) not associated with VIEs and eight tax-exempt bonds associated with VIEs. The multifamily apartment properties financed by these tax-exempt bonds contain a total of 3,261 rental units.
MF Properties Segment
The MF Properties segment consists of indirect equity interests in multifamily apartment properties which are not currently financed by tax-exempt bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring. In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties. The Partnership’s interests in its current MF Properties are not currently classified as Assets Held for Sale because the Partnership is not actively marketing them for sale, there is no definitive purchase agreement in existence and, therefore, no sale is expected in the next twelve months. During the time the Partnership holds an interest in a MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property. Any such cash distribution will contribute to the Partnership’s Cash Available for Distribution (“CAD”). As of March 31, 2008, the Company held interest in six MF Properties containing a total of 544 rental units.
The VIE segment
The VIE segment consists of multifamily apartment properties which are financed with tax-exempt bonds held by the Partnership, the assets, liabilities and operating results of which are consolidated with those of the Partnership as a result of FIN 46R. The tax-exempt bonds on these VIE properties are eliminated from the Company’s financial statements as a result of such consolidation, however, such bonds are held as long-term investments by the Partnership which continues to be entitled to receive principal and interest payments on such bonds. The Company does not actually own an equity position in the VIEs or their underlying properties. As of March 31, 2008, the Company consolidated eight VIE multifamily apartment properties containing a total of 1,764 rental units.
Management closely monitors and evaluates the financial reporting associated with and the operations of the VIEs and the MF Properties and performs such evaluation separately from the other operations of the Partnership through interaction with the affiliated property management company which manages the multifamily apartment properties held by the VIEs and the MF Properties.
Management’s goals with respect to the properties constituting each of the Company’s reportable segments is to generate increasing amounts of net rental income from these properties that will allow them to (i) make all payments of base interest, and possibly pay contingent interest, on the properties included in the Tax-Exempt Bond Investments segment and the VIE segment, and (ii) distribute net rental income to the Partnership from the MF Properties segment until such properties can be refinanced with additional tax-exempt mortgage bonds meeting the Partnership’s investment criteria. In order to achieve these goals, management of these multifamily apartment properties is focused on: (i) maintaining high economic occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties; and (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas
The following table details certain key financial information for the Company’s reportable segments for the periods ended March 31, 2008 and 2007:

	Three months ended,
	March 31, 2008	March 31, 2007
Total revenue
Tax-Exempt Bond Financing	$2,664,272	$2,081,109
MF Properties	1,093,036	—
VIEs	3,542,304	3,576,250
Consolidation/eliminations	(1,427,574)	(1,449,897)

Total revenue	$5,872,038	$4,207,462

Interest Expense
Tax-Exempt Bond Financing	$1,273,145	$528,798
MF Properties	250,410	—
VIEs	2,253,341	2,163,231
Consolidation/eliminations	(2,253,341)	(2,163,231)

Total interest expense	$1,523,555	$$528,798

Depreciation Expense
Tax-Exempt Bond Financing	$—	$—
MF Properties	229,598	—
VIEs	723,948	484,287
Consolidation/eliminations	—	—

Total depreciation expense	$953,546	$$484,287

Net income (loss)
Tax-Exempt Bond Financing	$937,891	$1,254,661
MF Properties	(271,706)	—
VIEs	(1,495,309)	(1,046,826)
Consolidation/eliminations	842,526	730,942

Net income	$13,402	$$938,777

	March 31, 2008	December 31, 2007
Total assets
Tax-Exempt Bond Financing	$174,684,784	$182,498,714
MF Properties	25,280,595	25,774,045
VIEs	58,821,882	58,313,099
Consolidation/eliminations	(101,051,873)	(101,706,850)

Total assets	$157,735,388	$164,879,008

Total partners’ capital
Tax-Exempt Bond Financing	$99,916,620	$107,735,743
MF Properties	4,601,182	4,875,632
VIEs	(64,083,081)	(62,587,772)
Consolidation/eliminations	16,797,411	14,250,864

Total partners’ capital	$57,232,132	$64,274,467

10. Commitments and Contingencies
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
11. Recently Issued Accounting Pronouncements
In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This statement changes the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Because the provisions of this statement are disclosure related, we do not believe that the adoption of this statement will have a material effect on our financial position or results of operations.
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB No. 115 (“SFAS No. 159”). This statement permits, but does not require, entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for the Company beginning on January 1, 2008. The Company elected not to adopt the provisions of SFAS No. 159 with respect to any financial instruments held by the Company as of January 1, 2008.
12. FAIR VALUE MEASUREMENTS
Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The adoption of SFAS 157 did not significantly change the method in which the Company measures fair value, but it requires certain additional disclosures, as set forth below. The provisions of SFAS 157 apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157:
•	Defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date; and

•	Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.
Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. To increase consistency and comparability in fair value measurements and related disclosures, the fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three-levels of the hierarchy are defined as follows:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly for substantially the full term of the financial instrument.

•	Level 3 inputs are unobservable inputs for asset or liabilities.
The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed for one year the applicability of SFAS 157 fair value measurements to certain nonfinancial assets and liabilities. The impact of SFAS 157 on the Company’s nonfinancial assets and liabilities is not expected to be significant upon adoption.
Following is a description of the valuation methodologies used for assets and liabilities measured at fair value.
          Investments in Tax-exempt Mortgage Revenue Bonds. The fair value of the Company’s investments in tax-exempt mortgage revenue bonds is based on quotes from external sources, such as brokers, for these or similar bonds. In the limited situation when quotes are unavailable, the Company estimates the fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. The Company’s tax-exempt mortgage revenue bonds have a limited market and the fair values, whether based on a broker quote or estimated by the Company, are based largely on unobservable inputs. Additionally, the calculation methodology used by the external sources and the Company encompasses the use of judgment in their application. Given these facts the fair value measurement of the Company’s investment in tax-exempt mortgage revenue bonds is categorized as a Level 3 input.
          Interest rate derivatives. The effect of the Company’s interest rate caps is to set a cap, or upper limit, on the base rate of interest paid on our variable rate debt equal to the notional amount of the derivative agreement. The effect of the Company’s interest rate swap is to change a variable rate debt obligation to a fixed rate for that portion of the debt equal to the notional amount of the derivative agreement. The interest rate derivatives are recorded at fair value with changes in fair value included in current period earnings within interest expense. The fair value of the interest rate derivatives is based on a model whose inputs are not observable and therefore are categorized as a Level 3 input.
     Assets and liabilities measured at fair value on a recurring basis, in thousands, are summarized below:

		Fair Value Measurements at March 31, 2008 Using,
		Quoted Prices	Significant
		in Active Markets	Other Observable	Significant
	Assets/Liabilities	for Identical Assets	Inputs	Unobservable Inputs
Description	at Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$69,984,090	—	—	$69,984,090

Total Assets at Fair Value	$69,984,090	—	—	$69,984,090

Liabilities
Interest Rate Derivatives	$170,752	—	—	$170,752

Total Liabilities at Fair Value	$170,752	—	—	$170,752

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Tax-exempt Mortgage	Interest Rate
	Revenue Bonds	Derivatives	Total
Beginning Balance 1/1/08	$66,167,116	$12,439	$66,179,555
Total gains or losses (realized/unrealized)
Included in earnings		(183,191)	(183,191)
Included in other comprehensive income	(5,213,065)		(5,213,065)
Purchases, issuances and settlements	9,030,039		9,030,039

Ending Balance 3/31/08	$69,984,090	$(170,752)	$69,813,338

Total amount of gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of March 31, 2008	$—	$(183,191)	$(183,191)

Losses included in earnings for the period shown above are included in interest expense.

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
Critical Accounting Policies
The Company’s critical accounting policies are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
Executive Summary
Recently the Company has faced a challenging operating environment as the credit and capital markets have continued to deteriorate. Although the consequences of the credit and capital market issues are not fully known, we do not anticipate that our existing assets will be adversely affected in the long-term by these events. If uncertainties in these markets continue, the markets deteriorate further or the Company experiences further deterioration in the values of its investment portfolio, the Company may incur impairments to its investment portfolio which could negatively impact the Company’s financial statements.
The Company does not issue mortgage loans secured by mortgages on single-family residential properties. In addition, we believe that additional demand for affordable rental housing may be created if there are continued defaults on sub-prime single family mortgages and a general contraction of credit available for single family mortgage loans. Additional demand for rental housing may have a positive economic effect on apartment properties financed by the tax-exempt bonds held by the Company. While we believe the current tightening of credit may also create opportunities for additional investments consistent with the Company’s investment strategy because there may be fewer parties competing to acquire tax-exempt bonds issued to finance affordable housing there can be no assurance that we will be able to finance the acquisition of additional tax-exempt bonds through either additional equity or debt financing.
Historically, our primary leverage vehicle has been the Merrill Lynch P-Float program. Recent credit losses and credit rating downgrades at Merrill Lynch have resulted in a significant increase in Merrill Lynch’s cost of borrowing under the P-Float program since December 31, 2007. This is reflected in an increased spread over the SIFMA rate payable on the P-Floats. The increased spread over SIFMA has resulted in a significantly higher interest rate on the Company’s P-Float financing. As discussed in Note 5 to the financial statements the Company’s effective interest rate on its P-Float borrowings has increased significantly since November 30, 2007. The resulting additional interest expense will lower the Company’s Cash Available for Distribution (“CAD”). In addition, if the interest rate on the P-Floats rise to a level where the interest received on the underlying tax-exempt bonds is not sufficient to pay all interest due on the P-Floats, the P-Float may be terminated and the underlying tax-exempt bonds may be sold in order to satisfy the obligations on the P-Floats. Due to these developments with our P-Float debt, we do not expect to have access to additional debt financing through the Merrill Lynch P-Float program for the foreseeable future and this is expected to limit our ability to acquire additional tax-exempt bonds on a leveraged basis.

We are currently evaluating alternative financing vehicles to replace our P-Float debt in order to reduce our interest expense and in order to have access to new leverage financing for additional tax-exempt mortgage bonds on reasonable terms. We have not entered into any agreements with respect to any such alternative debt financing and there can be no assurances that we will be able to do so.
In the long-term, the General Partner believes that cash provided by the Company’s tax-exempt mortgage revenue bonds and other investments will be adequate to meet its projected liquidity requirements, including the payment of expenses, interest and distributions to BUC holders. The Company’s regular annual distributions are currently equal to $0.54 per BUC, or $0.135 per quarter per BUC. In recent years CAD excluding contingent interest and realized gains has not been sufficient to fully fund such distributions without utilizing cash reserves to supplement the deficit. Additionally, the increased costs of borrowing described above will further reduce CAD.
During the third quarter of 2007, CAD exceeded the quarterly distribution amount of $0.135 per BUC. During the fourth quarter of 2007 and the first quarter of 2008 CAD was lower than the quarterly distribution amount as a result of the increased borrowing costs associated with our P-Float debt. While the General Partner currently expects to maintain the annual distribution amount of $0.54 per BUC, if we are unable to secure alternative financing and our cost of borrowing remains at the current increased level for an extended period, the annual distribution amount may need to be reduced. See discussion below regarding “Cash Available for Distribution.”
Discussion of the Partnership Bond Holdings and the Related Apartment Properties as of March 31, 2008
The Partnership’s purpose is to acquire and hold as long-term investments a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. At March 31, 2008, the Partnership held 20 tax-exempt mortgage bonds (secured by 18 properties), eight of which are secured by properties held by VIEs and, therefore, eliminated in consolidation on the Company’s financial statements. The ten properties underlying the twelve non-consolidated tax-exempt mortgage bonds contain a total of 1,497 rental units. At March 31, 2007, the Partnership held four non-consolidated tax-exempt mortgage bonds secured by apartment properties containing a total of 574 rental units.
To facilitate its investment strategy of acquiring additional tax-exempt mortgage bonds secured by multifamily apartment properties, the Partnership may acquire ownership positions in apartment properties (“MF Properties”). The Partnership expects to ultimately restructure the property ownership through a sale of the MF Properties and a syndication of low income housing tax credits (“LIHTCs”). The Partnership expects to provide the tax-exempt mortgage revenue bonds to the new property owners as part of the restructuring. Such restructurings will generally be expected to be initiated within 36 months of the initial investment in MF Properties and will often coincide with the expiration of the compliance period relating to LIHTCs previously issued with respect to the MF Property. The Partnership will not acquire LIHTCs in connection with these transactions. As of March 31, 2008, the Partnership’s wholly-owned subsidiary, America First LP Holding Corp., held limited partnership interests in six entities that own MF Properties containing a total of 544 rental units. As of March 31, 2007, no such ownership interest were held.
The VIEs’ primary operating strategy focuses on multifamily apartment properties as long-term investments. Each VIE owns one multifamily apartment property that has been financed by a tax-exempt mortgage revenue bond held by the Partnership. As of March 31, 2008 and 2007, the Company consolidated eight VIE multifamily apartment properties containing a total of 1,764 rental units.
The following table outlines certain information regarding the apartment properties on which the Partnership holds tax-exempt mortgage bonds (separately identifying those treated as VIEs) and the MF Properties owned by the Partnership. The narrative discussion that follows provides a brief operating analysis of each property during the first three months of 2008.

			Number	Percentage of Occupied		Economic Occupancy (1)
		Number	of Units	Units as of March 31,		for the period ended March 31,
Property Name	Location	of Units	Occupied	2008	2007	2008	2007

Non-Consolidated Properties
Chandler Creek Apartments (4)	Round Rock, TX	216	205	95%	96%	72%	74%
Clarkson College	Omaha, NE	142	118	83%	84%	83%	84%
Bella Vista Apartments	Gainesville, TX	144	137	95%	n/a	91%	n/a
Woodland Park (2)	Topeka, KS	236	n/a	n/a	n/a	n/a	n/a
Prairiebrook Village (5)	Gardner, KS	72	n/a	n/a	n/a	n/a	n/a
Runnymede Apartments (3)	Austin, TX	252	201	80%	n/a	82%	n/a
Gardens of DeCordova (2)	Granbury, TX	76	n/a	n/a	n/a	n/a	n/a
Gardens of Weatherford (2)	Weatherford, TX	76	n/a	n/a	n/a	n/a	n/a
Bridle Ridge Apartments (3)	Greer, SC	152	106	70%	n/a	62%	n/a
Woodlynn Village (3)	Maplewood, MN	59	56	95%	n/a	99%	n/a

		1,497	823	79%	91%	79%	70%

VIEs
Ashley Pointe at Eagle Crest	Evansville, IN	150	148	99%	92%	98%	94%
Ashley Square	Des Moines, IA	144	131	91%	84%	85%	79%
Bent Tree Apartments	Columbia, SC	232	223	96%	90%	86%	82%
Fairmont Oaks Apartments	Gainsville, FL	178	168	94%	99%	91%	85%
Iona Lakes Apartments	Ft. Myers, FL	350	282	81%	84%	66%	84%
Lake Forest Apartments	Daytona Beach, FL	240	235	98%	96%	104%	102%
Woodbridge Apts. of Bloomington III	Bloomington, IN	280	276	99%	98%	96%	95%
Woodbridge Apts. of Louisville II	Louisville, KY	190	185	97%	94%	92%	94%

		1,764	1648	93%	92%	87%	89%

MF Properties

Eagle Ridge (3)	Erlanger, KY	64	56	88%	n/a	83%	n/a
Meadowview (3)	Highland Heights, KY	118	114	97%	n/a	97%	n/a
Crescent Village (3)	Cincinnati, OH	90	85	94%	n/a	88%	n/a
Willow Bend (3)	Columbus (Hilliard), OH	92	91	99%	n/a	100%	n/a
Postwoods I (3)	Reynoldsburg, OH	92	87	95%	n/a	94%	n/a
Postwoods II (3)	Reynoldsburg, OH	88	84	95%	n/a	94%	n/a

		544	517	95%		93%

(1)	Economic occupancy is presented for three months ended March 31, 2008 and 2007, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented, therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(2)	These properties are still under construction as of March 31, 2008, and therefore have no occupancy data.

(3)	Previous period occupancy numbers are not available, as this is a new investment.

(4)	The Chandler Creek Apartments Bond was sold on April 21, 2008.

(5)	Foreclosure proceedings were commenced on these bonds in May, 2008.
Ashley Pointe — Ashley Pointe at Eagle Crest is located in Evansville, Indiana. In the first quarter of 2008, Net Operating Income (calculated as property revenue less salaries, advertising, administration, utilities, repair and maintenance, insurance, taxes, and management fee expenses) was $180,000 as compared to $142,000 in 2007. This increase was the result of higher property revenues from improved occupancy and slightly lower salary expenses.

Ashley Square — Ashley Square Apartments is located in Des Moines, Iowa. In the first quarter of 2008, Net Operating Income was $42,000 as compared to $56,000 in 2007. This decrease was the result of higher administrative and repair and maintenance expenses offset by higher property revenue from improved occupancy.
Bella Vista -Bella Vista Apartments is located in Gainesville, Texas. June 2007 was the first full month of operations at Bella Vista. In the first quarter of 2008, Bella Vista’s operations resulted in Net Operating Income of $134,000 on revenue of approximately $259,000.
Bent Tree — Bent Tree Apartments is located in Columbia, South Carolina. In the first quarter of 2008, Net Operating Income was $194,000 as compared to $190,000 in 2007. This increase was the result of higher property revenue based on improved occupancy offset by increased utility expenses and repairs and maintenance expense.
Bridle Ridge Apartments — Bridle Ridge Apartments is located in Greer, South Carolina. In the first quarter of 2008, Bridle Ridge Apartments’ operations has resulted in Net Operating Income of $83,000 on revenue of approximately $175,000.
Chandler Creek — Chandler Creek Apartments is located in Round Rock, Texas. The Chandler Creek bonds were sold on April 21, 2008, for $11.5 million.
Clarkson College — Clarkson College is a 142 bed student housing facility located in Omaha, Nebraska. In the first quarter of 2008, Net Operating Income was $146,000 as compared to $137,000 in 2007. The increase is attributable to decreases in salary and utility expenses.
Crescent Village — Crescent Village Townhomes is located in Cincinnati, Ohio. In the first quarter of 2008, Crescent Village’s operations resulted in Net Operating Income of $95,000 on revenue of approximately $187,000.
Eagle Ridge — Eagle Ridge Townhomes is located in Erlanger, Kentucky. In the first quarter of 2008, Eagle Ridge’s operations resulted in Net Operating Income of $47,000 on revenue of approximately $112,000.
Fairmont Oaks — Fairmont Oaks Apartments is located in Gainesville, Florida. In the first quarter of 2008, Net Operating Income was $210,000 as compared to $227,000 in 2007. This decrease was the result of increased property insurance expense and increased professional fees.
Gardens of DeCordova — The Gardens of DeCordova Apartments is currently under construction in Granbury, Texas and will contain 76 units upon completion. Based on the construction schedule, finished units are expected to be available for leasing starting in April 2008 with a final completion of the project expected by September 2008. The originally scheduled completion date was August 2008. The developer and principals have guaranteed completion and stabilization of the project. The general contractor has a guaranteed maximum price contract and payment and performance bonds are in place. The project has an additional five months of capitalized interest reserve sufficient to fund debt service beyond the expected date of completion.
Gardens of Weatherford — The Gardens of Weatherford Apartments is currently under construction in Weatherford, Texas and will contain 76 units upon completion. The estimated completion date is December 2008 with some units available for rent prior to that date. The originally scheduled completion date was August 2008. The developer and principals have guaranteed completion and stabilization of the project. The general contractor has a guaranteed maximum price contract and payment and performance bonds are in place. The project has an additional two months of capitalized interest reserve sufficient to fund debt service beyond the expected date of completion.
Iona Lakes — Iona Lakes Apartments is located in Fort Myers, Florida. In the first quarter of 2008, Net Operating Income was $243,000 as compared to $395,000 in 2007. This decrease was directly related to poor occupancy trends resulting in lower revenues. The decline in occupancy is a reflection of the poor market conditions in the Fort Myers area.
Lake Forest — Lake Forest Apartments is located in Daytona Beach, Florida. In the first quarter of 2008, Net Operating Income was $317,000 as compared to $315,000 in 2007. This increase was attributable to increased economic occupancy which is the result of the property being able to lease units at rates slightly above market rates. The increased revenues were offset by increased professional fees and property insurance expenses.
Meadowview — Meadowview Apartments is located in Highland Heights, Kentucky. In the first quarter of 2008, Meadowview’s operations resulted in Net Operating Income of $148,000 on revenue of approximately $227,000.
Prairiebrook Village — In June 2007, the Company acquired the Prairiebrook Village bonds at par value of $5.5 million Series A and $0.4 million Series B, which together represented 100% of the bond issuance. The bonds were issued in order to construct a 72 unit multifamily apartment complex in Gardner, Kansas. Construction of the apartment complex has not commenced and in February, 2008, the bond trustee notified the owner and developer of Prairiebrook Village that they were not in compliance with certain sections of the bond indenture. In May, 2008, the bond trustee, acting on behalf of the Company, filed a petition of foreclosure on the mortgage securing the bonds. The Company expects to receive $5.1 million held by the trustee representing unused bond proceeds and the deed of ownership to the land owned by the project. The Company intends to sell the land to be obtained in the foreclosure. After the sale of the land the Company will pursue the project owner and project developer for any remaining unpaid bond principal based upon guarantees by these entities. Based upon the expected land sale proceeds of $350,000 to $450,000 the Company expects to pursue the owner and developer for between $350,000 and $450,000 from such guarantees.
Postwoods I — Postwoods Townhomes is located in Reynoldsburg, Ohio. In the first quarter of 2008, Postwoods I’s operations resulted in Net Operating Income of $108,000 on revenue of approximately $193,000.
Postwoods II — Postwoods Townhomes is located in Reynoldsburg, Ohio. In the first quarter of 2008, Postwoods II’s operations resulted in Net Operating Income of $103,000 on revenue of approximately $172,000.
Runnymede Apartments — Runnymede Apartments is located in Austin, Texas. In the first quarter of 2008, Runnymede Apartments’s operations resulted in Net Operating Income of $86,000 on revenue of approximately $436,000.
Willow Bend — Willow Bent Townhomes is located in Columbus (Hilliard), Ohio. In the first quarter of 2008, Willow Bend’s operations resulted in Net Operating Income of $132,000 on revenue of approximately $202,000.
Woodbridge at Bloomington — Woodbridge Apartments at Bloomington is located in Bloomington, Indiana. In the first quarter of 2008, Net Operating Income was $334,000 as compared to $310,000 in 2007. The increase is due to increased revenues resulting from increased occupancy.
Woodbridge at Louisville — Woodbridge Apartments at Louisville is located in Louisville, Kentucky. In the first quarter of 2008, Net Operating Income was $247,000 as compared to $252,000 in 2007. The decrease is due to an increase in repair and maintenance expenses.
Woodland Park — Woodland Park Apartments is currently under construction in Topeka, Kansas and will contain 236 units upon completion. Based on the construction schedule, finished units are expected to be available for leasing starting in May 2008 with a final completion of project expected in April of 2009. The originally scheduled completion date was January 2009. The developer and principals have guaranteed completion and stabilization of the project. The general contractor has a guaranteed maximum price contract and payment and performance bonds are in place. The project has an additional four months of capitalized interest reserve sufficient to fund debt service beyond the expected date of completion.
Woodlynn Village — Woodlynn Village is located in Maplewood, Minnesota. In the first quarter of 2008, Woodlynn Village’s operations resulted in net operating income of $79,000 on revenue of approximately $120,000.

Results of Operations
Consolidated Results of Operations
The following discussion of the Company’s results of operations for the three months ended March 31, 2008 and 2007 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007 (Consolidated)
Change in Results of Operations

	For the Three	For the Three
	Months Ended	Months Ended	Dollar
	March 31, 2008	March 31, 2007	Change
Revenues:
Property revenues	$4,635,340	$3,576,250	$1,059,090
Mortgage revenue bond investment income	1,208,564	422,438	786,126
Other interest income	24,430	208,774	(184,344)
Gain on sale of securities	3,704	—	3,704

Total Revenues	$5,872,038	$4,207,462	$1,664,576

Expenses:
Real estate operating (exclusive of items shown below)	2,555,329	1,961,515	593,814
Depreciation and amortization	1,351,431	487,380	864,051
Interest	1,523,555	528,798	994,757
General and administrative	431,066	290,992	140,074

Total Expenses	$5,861,381	$3,268,685	$2,592,696

Minority interest in net loss of consolidated subsidiary	2,745	—	2,745

Net income	$13,402	$938,777	$(925,375)

          Property revenues. Property revenues increased as a direct result of revenue generated by the MF Properties, which added approximately $1.1 million and averaged $654 per unit in monthly rent with economic occupancy at 93% during the period. Rental revenue associated with the apartment properties of the consolidated VIEs decreased slightly but was offset by higher levels of other property income such as fees, charges, and interest income. VIE economic occupancy was 87% in 2008 and 89% in 2007. For the VIEs, the decline in occupancy resulted in a decline in the average monthly rents per unit in 2008 to $641 as compared to $658 in 2007.
          Mortgage revenue bond investment income. The increase in mortgage revenue bond investment income during the first quarter of 2008 compared to the first quarter of 2007 is due to income generated by the tax-exempt mortgage bonds acquired in 2007 and 2008. In 2007, a total of seven new bond investments were acquired with a total par value of approximately $42.0 million. During the first quarter of 2008, two additional bond investments were acquired with a total par value of $12.4 million.
          Other interest income. The decrease in other interest income is attributable to decreased temporary investments in liquid securities. The proceeds from the sale of Northwoods Lake during the third quarter of 2006 created additional cash that was invested during the first quarter of 2007 in short term liquid securities. Such additional cash has subsequently been deployed to acquire long term investments.

          Gain on the sale of securities. The gain on the sale of securities is due to the sale of the Deerfield tax-exempt bonds during the first quarter of 2008.
          Real estate operating expenses. Real estate operating expenses associated with the MF Properties and the consolidated VIEs are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues. Real estate expenses increased as a direct result of the expenses incurred by the MF Properties, which were approximately $509,000 in 2008. Real estate expenses related to the VIEs increased slightly compared to 2007, primarily due to increased professional fees and repairs and maintenance expenses.
          Depreciation and amortization expense. Depreciation and amortization consists primarily of depreciation associated with the apartment properties of the consolidated VIEs and the MF Properties. Amortization is primarily associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of the MF Properties, all of which have been fully amortized at the end of the first quarter of 2008. Depreciation and amortization related to the MF Properties accounted for the majority of the increase as depreciation expense on the MF Properties was approximately $230,000 and amortization related to the MF Properties was approximately $378,000 in during the first quarter 2008.
          Interest expense. Interest expense increased approximately $995,000 during the first quarter 2008 compared to the first quarter 2007. The increase in interest expense was due to a higher average interest rate on the Company’s borrowings, higher levels of borrowing and the mark-to-market adjustments on our interest rate caps. The average interest rate on Company’s borrowings was 5.8% per annum during 2008 as compared to 4.3% per annum in 2007 and accounted for approximately $295,000 of the increase. Total outstanding debt increased from approximately $45.8 million on March 31, 2007 to approximately $91.3 million as of March 31, 2008. Interest expense on the new debt accounted for $548,000 of the increase comparing first quarter 2008 to first quarter 2007. The remaining increase is attributable to the recognition of additional interest expense as a result of marking our interest rate caps to fair value. This fair value adjustment increased interest expense by $151,000 for 2008 as compared to the first quarter 2007.
          General and administrative expenses. General and administrative expenses increased due to increased administrative fees payable to the Partnership’s general partner and increased professional fees. Administrative fees increased approximately $60,000 as the Partnership is responsible for the payment of the administrative fees on a greater portion of the Partnership’s investments. Professional fees increased largely due to increased legal and accounting fees associated with the Partnership’s assessment of internal control over financial reporting pursuant to Sarbanes-Oxley Section 404.
Partnership Only Results of Operations
The following discussion of the Partnership’s results of operations for the three months ended March 31, 2008 and 2007 reflects the operations of the Partnership without the consolidation of the VIEs, which is required under FIN 46R. This information is used by management to analyze the Partnership’s operations and is reflective of the segment data discussed in Note 9 to the consolidated financial statements.

Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007 (Partnership Only)
Changes in Results of Operations

	For the Three	For the Three
	Months Ended	Months Ended	Dollar
	March 31, 2008	March 31, 2007	Change
Revenues
Mortgage revenue bond investment income	$2,636,138	$1,847,413	$788,726
Property revenues	1,093,036	—	1,093,036
Gain on sale of securities	3,704	—	3,704
Other interest income	24,430	233,696	(209,266)

	3,757,308	2,081,109	1,676,199

Expenses
Real estate operating (exclusive of items shown below)	509,049	—	509,049
Interest expense	1,523,555	528,798	994,757
Depreciation and amortization expense	630,198	6,658	623,540
General and administrative	431,066	290,992	140,074

	3,093,868	826,448	2,267,420

Minority interest in net loss of consolidated subsidiary	2,745		2,745

Net Income	$666,185	$1,254,661	$(588,476)

          Mortgage revenue bond investment income. The increase in mortgage revenue bond investment income during the first quarter of 2008 compared to the first quarter of 2007 is due to income generated by the tax-exempt mortgage bonds acquired in 2007 and 2008. In 2007, a total of seven new bond investments were acquired with a total par value of approximately $42.0 million. During the first quarter of 2008, two additional bond investments were acquired with a total par value of $12.4 million.
          Property revenues. Property revenues increased as a direct result of revenue generated by the MF Properties acquired in 2007. These properties averaged $654 per unit in monthly rent with economic occupancy at 93% during the period.
          Other interest income. The decrease in other interest income is attributable to decreased temporary investments in liquid securities. The proceeds from the sale of Northwoods Lake during the third quarter of 2006 created additional cash that was invested during the first quarter of 2007 in short term liquid securities. Such additional cash has subsequently been deployed to acquire long term investments.
          Gain on the sale of securities. The gain on the sale of securities is due to the sale of the Deerfield tax-exempt bonds during the first quarter of 2008.
          Real estate operating expenses. Real estate operating expenses associated with the MF Properties are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues. Real estate expenses increased as a direct result of the expenses incurred by the MF Properties acquired in 2007.
          Depreciation and amortization expense. Depreciation and amortization consists primarily of depreciation associated with the apartment properties of the MF Properties and the amortization of in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of the MF Properties. All of the in-place lease intangible assets have been fully amortized at the end of the first quarter of 2008.

          Interest expense. Interest expense increased approximately $995,000 during the first quarter 2008 compared to the first quarter 2007. The increase in interest expense was due to a higher average interest rate on the Company’s borrowings, higher levels of borrowing and the mark-to-market adjustments on our interest rate caps. The average interest rate on Partnership’s borrowings was 5.8% per annum during 2008 as compared to 4.3% per annum in 2007 and accounted for approximately $295,000 of the increase. Total outstanding debt increased from approximately $45.8 million on March 31, 2007 to approximately $91.3 million as of March 31, 2008. Interest expense on the new debt accounted for $548,000 of the increase comparing first quarter 2008 to first quarter 2007. The remaining increase is attributable to the recognition of additional interest expense as a result of marking our interest rate caps to fair value. This fair value adjustment increased interest expense by $151,000 for 2008 as compared to the first quarter 2007.
          General and administrative expenses. General and administrative expenses increased due to increased administrative fees payable to the Partnership’s general partner and increased professional fees. Administrative fees increased approximately $60,000 as the Partnership is responsible for the payment of the administrative fees on a greater portion of the Partnerships investments. Professional fees increased largely due to increased legal and accounting fees associated with the Partnership’s assessment of internal control over financial reporting pursuant to Sarbanes-Oxley Section 404.
Liquidity and Capital Resources
Partnership Liquidity
Tax-exempt interest earned on the mortgage revenue bonds, including those financing properties held by VIEs, represents the Partnership’s principal source of cash flow. The Partnership may also receive cash distributions from equity interests held in MF Properties. Tax-exempt interest is primarily comprised of base interest payments received on the Partnership’s tax-exempt mortgage revenue bonds. Certain of the tax-exempt mortgage revenue bonds may also generate payments of contingent interest to the Partnership from time to time when the underlying apartment properties generate excess cash flow. Because base interest on each of the Partnership’s mortgage revenue bonds is fixed, the Partnership’s cash receipts tend to be fairly constant period to period unless the Partnership acquires or disposes of its investments in tax-exempt bonds. Changes in the economic performance of the properties financed by tax-exempt bonds with a contingent interest provision will affect the amount of contingent interest, if any, paid to the Partnership. Similarly, the economic performance of MF Properties will affect the amount of cash distributions, if any, received by the Partnership from its ownership of these properties. The economic performance of a multifamily apartment property depends on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market area in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of an apartment property. The primary uses of cash by apartment properties are: (i) the payment of operating expenses; and (ii) the payment of debt service. Other sources of cash include debt financing and the sale of additional BUCs.
In January 2007, the Company filed a Registration Statement on Form S-3 with the SEC relating to the sale of up to $100.0 million of its BUCs. The Company intends to issue BUCs from time to time under this Registration Statement to raise additional equity capital as needed to fund investment opportunities. Raising additional equity capital for deployment into new investment opportunities is part of our overall growth strategy. Pursuant to this Registration Statement, in April 2007 the Company issued, through an underwritten public offering, a total of 3,675,000 BUCs at a public offering price of $8.06 per BUC. Net proceeds realized by the Company from the issuance of the additional BUCs were approximately $27.5 million, after payment of an underwriter’s discount and other offering costs of approximately $2.1 million. The proceeds were used to acquire additional tax-exempt revenue bonds and other investments meeting the Partnership’s investment criteria, and for general working capital needs.
The Partnership’s principal uses of cash are the payment of distributions to BUC holders, interest and principal on debt financing and general and administrative expenses. The Partnership also uses cash to acquire additional investments. Distributions to BUC holders may increase or decrease at the determination of the General Partner. The Partnership is currently paying distributions at the rate of $0.54 per BUC per year. The General Partner determines the amount of the distributions based upon the projected future cash flows of the Partnership. Future distributions to BUC holders will depend upon the amount of base and contingent interest received on its tax-exempt mortgage revenue bonds and cash received from other investments (including MF Properties), the amount of its borrowings and the effective interest rate of these borrowings, and the amount of the Partnership’s undistributed cash.
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
Consolidated Liquidity
On a consolidated basis, cash provided by operating activities for the three months ended March 31, 2008 decreased approximately $327,000 compared to the same period a year earlier mainly due to changes in working capital components. Cash from investing activities decreased approximately $8.7 million, for the three months ended March 31, 2008 compared to the same period in 2007 primarily due to the purchase of Bridle Ridge Apartments and Woodlynn Village bonds offset by the sale of the Deerfield bond. Cash from financing activities decreased approximately $1.1 million for the three months ended March 31, 2008 compared to the same period in 2007. This is the result of greater distributions paid based on a higher number of BUCs outstanding.
Historically, our primary leverage vehicle has been the Merrill Lynch P-Float program. Recent credit losses and credit rating downgrades at Merrill Lynch have resulted in a significant increase in Merrill Lynch’s cost of borrowing under the P-Float program since December 31, 2007. This is reflected in an increased spread over the SIFMA rate payable on the P-Floats. The increased spread over SIFMA has resulted in a significantly higher interest rate on the Partnership’s P-Float financing. As discussed in footnote 5 to the financial statements the Company’s effective interest rate on its P-Float borrowings has increased significantly since November 30, 2007. The resulting additional interest expense will lower the Company’s CAD.
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
In the long-term, the Company believes that cash provided by its tax-exempt mortgage revenue bonds and other investments will be adequate to meet its projected liquidity requirements, including the payment of expenses, interest and distributions to BUC holders. Recently, income from investments has not been sufficient to fund such expenditures without utilizing cash reserves to supplement the deficit. Additionally, the increased costs of borrowing described above will further reduce CAD. While the Company currently expects to maintain the annual distribution amount of $0.54 per BUC, if we are unable to secure alternative financing and our cost of borrowing remains at the current increased level for an extended period, the annual distribution amount may need to be reduced. See discussion below regarding “Cash Available for Distribution.”

Cash Available for Distribution
Management utilizes a calculation of Cash Available for Distribution (“CAD”) as a means to determine the Partnership’s ability to make distributions to BUC holders. The General Partner believes that CAD provides relevant information about its operations and is necessary along with net income for understanding its operating results. To calculate CAD, amortization expense related to debt financing costs and bond reissuance costs, Tier 2 income due to the General Partner as defined in the Agreement of Limited Partnership, interest rate derivative expense or income, provision for loan losses, impairments on bonds, losses related to VIEs including depreciation expense are added back to the Company’s net income (loss) as computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management evaluates two measures of CAD by further breaking down the calculation into Total CAD and CAD excluding contingent interest and realized gains. There is no generally accepted methodology for computing CAD, and the Company’s computation of CAD may not be comparable to CAD reported by other companies. Although the Company considers CAD to be a useful measure of its operating performance, CAD should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP.
The Partnership’s regular annual distributions are currently equal to $0.54 per BUC, or $0.135 per quarter per BUC. In recent years CAD excluding contingent interest and realized gains has not been sufficient to fully fund such distributions without utilizing cash reserves to supplement the deficit. During the third quarter of 2007 CAD exceeded the quarterly distribution amount of $0.135 per BUC. During the fourth quarter of 2007 and the first quarter of 2008 CAD was lower than the quarterly distribution amount as a result of the increased borrowing costs associated with our P-Float debt. While the Partnership currently expects to maintain the annual distribution amount of $0.54 per BUC, if we are unable to secure alternative financing and our cost of borrowing remains at the current increased level for an extended period, the annual distribution amount may need to be reduced.
The following tables show the calculation of CAD for the three months ended March 31, 2008 and 2007.

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2008	March 31, 2007
Net income	$13,402	$938,777
Net loss related to VIEs and eliminations due to consolidation	652,783	315,884

Net income before impact of VIE consolidation	666,185	1,254,661
Change in fair value of derivatives and interest rate cap amortization	183,191	31,953

Depreciation and amortization expense (Partnership only)	630,198	6,658

CAD	$1,479,574	$1,293,272

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2008	March 31, 2007
CAD	$1,479,574	$1,293,272

Weighted average number of units outstanding, basic and diluted	13,512,928	9,837,928

Net income, basic and diluted, per unit	$0.05	$0.13
CAD per unit	$0.11	$0.13

Contractual Obligations
There were no significant changes to the Company’s contractual obligations as of March 31, 2008 from the December 31, 2007 information presented in the Company’s Annual Report on Form 10-K.
Recently Issued Accounting Pronouncements
In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This statement changes the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Because the provisions of this statement are disclosure related, we do not believe that the adoption of this statement will have a material effect on our financial position or results of operations.
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115 (“SFAS No. 159”). This statement permits, but does not require, entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for the Company beginning on January 1, 2008. The Company elected not to adopt the provisions of SFAS No. 159 with respect to any financial instruments held by the Company as of or after January 1, 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in market risk from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of the Company’s 2007 Annual Report on Form 10-K.
Item 4. Controls and Procedures.
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
Changes in internal control over financial reporting. The Partnership’s Chief Executive Officer and Chief Financial Officer have determined that there were no changes in the Partnership’s internal control over financial reporting during the Partnership’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
The risk factors affecting the Company are described in Item 1A “Risk Factors” of the Company’s 2007 Annual Report on Form 10-K.
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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

By America First Capital
Associates Limited
Partnership Two, General
Partner of the Partnership

By Burlington Capital Group LLC,
General Partner of
America First Capital
Associates Limited
Partnership Two

Date: May 9, 2008	/s/ Lisa Y. Roskens

Lisa Y. Roskens
Chief Executive Officer
Burlington Capital Group LLC, acting in its capacity as general partner of the General Partner of America First Tax Exempt Investors, L.P.