Form 10-Q
period 2008-06-30
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2008-08-08
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
YES  ☒ NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non- accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 YES  ☐  NO  ☒

INDEX

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1A	Risk Factors	34
Item 6	Exhibits	34
	SIGNATURES	35

.Forward-Looking Statements

This report (including, but not limited to, the information contained in “Management's Discussion and Analysis of Financial Condition and Results of Operations") contains forward-looking statements that reflect management's current beliefs and estimates of future economic circumstances, industry conditions, the Company's performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Company and the investments it has made constitute forward-looking statements. Beneficial Unit Certificate (“BUC”) holders and others should understand that these forward-looking statements are subject to numerous risks and uncertainties and a number of factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. These factors include general economic and business conditions such as the availability and credit worthiness of prospective tenants, lease rents, operating expenses, the terms and availability of financing for properties financed by the tax-exempt mortgage revenue bonds owned by the Partnership, adverse changes in the real estate markets from governmental or legislative forces, lack of availability and credit worthiness of counterparties to finance future acquisitions and interest rate fluctuations and other items discussed under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in Item 1A of Part II of this report.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2008	2007
Assets
Cash and cash equivalents	$7,841,343	$14,821,946
Restricted cash	3,589,917	2,865,890
Interest receivable	492,814	534,699
Tax-exempt mortgage revenue bonds	60,849,952	66,167,116
Real estate assets:
Land	10,357,004	10,357,004
Buildings and improvements	99,544,555	99,218,397
Real estate assets before accumulated depreciation	109,901,559	109,575,401
Accumulated depreciation	(33,390,460)	(31,543,780)
Net real estate assets	76,511,099	78,031,621
Other assets	2,145,481	2,457,736
Total Assets	$151,430,606	$164,879,008

Liabilities
Accounts payable, accrued expenses and other liabilities	$6,472,962	$6,808,458
Distribution payable	2,432,327	2,432,327
Debt financing	65,091,372	71,395,000
Mortgage payable	19,920,000	19,920,000
Total Liabilities	93,916,661	100,555,785

Commitments and Contingencies (Note 10)

Minority interest	45,230	48,756

Partners' Capital
General partner	333,567	348,913
Beneficial Unit Certificate holders	107,604,345	112,880,314
Unallocated deficit of variable interest entities	(50,469,197)	(48,954,760)
Total Partners' Capital	57,468,715	64,274,467
Total Liabilities and Partners' Capital	$151,430,606	$164,879,008

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For Three	For Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Income:
Total property revenue	$4,676,501	$3,508,156	$9,311,841	$7,084,406
Mortgage revenue bond investment income	1,056,825	631,855	2,265,389	1,054,293
Other income (loss)	(83,028)	309,101	(54,894)	517,875
	5,650,298	4,449,112	11,522,336	8,656,574
Expenses:
Real estate operating (exclusive of items shown below)	2,849,254	2,189,457	5,404,583	4,150,972
Depreciation and amortization	1,164,316	569,503	2,515,747	1,056,883
Interest	875,893	526,099	2,399,448	1,054,897
General and administrative	489,399	402,115	920,465	693,107
	5,378,862	3,687,174	11,240,243	6,955,859

Minority interest in net loss of consolidated subsidiary	781	-	3,526	-

Net income	$272,217	$761,938	$285,619	$1,700,715

Net income allocated to:
General Partner	$24,583	$71,945	$31,245	$84,435
BUC holders	1,109,288	1,570,876	1,768,811	2,807,364
Unallocated deficit of variable interest entities	(861,654)	(880,883)	(1,514,437)	(1,191,084)
	$272,217	$761,938	$285,619	$1,700,715
BUC holders' interest in net income per unit
(basic and diluted):
Net income, basic and diluted, per unit	$0.08	$0.12	$0.13	$0.25
Weighted average number of units
outstanding, basic and diluted	13,512,928	13,050,565	13,512,928	11,453,121

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

				Unallocated
		Beneficial Unit Certificate holders		deficit of		Accumulated
				variable		Other
	General			interest		Comprehensive
	Partner	# of Units	Amount	entities	Total	Income (Loss)
Balance at January 1, 2008	$348,913	13,512,928	$112,880,314	$(48,954,760)	$64,274,467	$(3,581,844)
Comprehensive income:
Net income	31,245	-	1,768,811	(1,514,437)	285,619	-
Unrealized loss on securities	(28,164)	-	(2,788,207)	-	(2,816,371)	(2,816,371)
Total comprehensive income (loss)					(2,530,752)
Distributions paid or accrued	(626,509)	-	(3,648,491)	-	(4,275,000)	-
Reclassification of Tier II income	608,082	-	(608,082)	-	-	-
Balance at June 30, 2008	$333,567	13,512,928	$107,604,345	$(50,469,197)	$57,468,715	$(6,398,215)

				Unallocated
		Beneficial Unit Certificate holders		deficit of		Accumulated
				variable		Other
	General			interest		Comprehensive
	Partner	# of Units	Amount	entities	Total	Loss
Balance at January 1, 2007	$1,526,062	9,837,928	$90,722,467	$(45,502,169)	$46,746,360	$(722,435)
Sale of Beneficial Unit Certificates		3,675,000	27,549,356		27,549,356
Comprehensive income:
Net income	84,435	-	2,807,364	(1,191,084)	1,700,715	-
Unrealized loss on securities	(499)	-	(49,421)	-	(49,920)	(49,920)
Total comprehensive income					1,650,795
Distributions paid or accrued	(31,659)	-	(3,134,124)	-	(3,165,783)	-
Balance at June 30, 2007	$1,578,339	13,512,928	$117,895,642	$(46,693,253)	$72,780,728	$(772,355)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net income	$285,619	$1,700,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,515,747	1,056,883
Interest rate cap expense (income)	38,328	(117,886)
Loss on sale of securities	(68,748)	-
Minority interest in net loss of consolidated subsidiary	(3,526)	-
Changes in operating assets and liabilities, net of effect of acquisitions
(Increase) decrease in interest receivable	41,885	(181,468)
Increase in other assets	(398,615)	(185,861)
Decrease in accounts payable, accrued expenses and other liabilities	(1,123,589)	(684,316)

Net cash provided by operating activities	1,287,101	1,588,067

Cash flows from investing activities:
Proceeds from the sale of tax-exempt bonds	14,933,635	23,800,000
Acquisition of tax-exempt mortgage revenue bonds	(12,435,000)	(55,149,000)
Increase in restricted cash	(724,027)	(1,100,175)
Capital expenditures	(293,495)	(305,475)
Acquisition of partnerships	-	(9,220,390)
Principal payments received on tax-exempt mortgage revenue bonds	45,833	25,000
Principal payments received on taxable loans	100,000	-

Net cash provided by (used in) investing activities	1,626,946	(41,950,040)

Cash flows from financing activities:
Distributions paid	(4,275,000)	(2,887,430)
Swap payments	(40,049)	-
Proceeds from mortgage payable	-	19,920,000
Increase in liabilities related to restricted cash	724,027	1,100,175
Debt financing costs paid	-	(1,271,266)
Repayment of liabilities assumed	-	(15,112,771)
Proceeds from debt financing	65,091,372	13,300,000
Principal payments on debt financing and note payable	(71,395,000)	(130,000)
Acquisition of interest rate cap agreements	-	(83,000)
Sale of Beneficial Unit Certificates	-	27,549,356

Net cash provided by (used in) financing activities	(9,894,650)	42,385,064

Net increase (decrease) in cash and cash equivalents	(6,980,603)	2,023,091
Cash and cash equivalents at beginning of period	14,821,946	8,476,928

Cash and cash equivalents at end of period	$7,841,343	$10,500,019

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,755,228	$1,066,431
Supplemental disclosure of non-cash financing and investing activities:
Liabilites assumed in the acquisition of partnerships	$-	$15,742,740
Distributions declared but not paid	$2,432,327	$1,824,245

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The accompanying interim unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position as of June 30, 2008, and the results of operations for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2.  Partnership Income, Expenses and Cash Distributions

The Agreement of Limited Partnership of the Partnership contains provisions for the distribution of Net Interest Income, Net Residual Proceeds and Liquidation Proceeds, for the allocation of income or loss from operations and for the allocation of income and loss arising from a repayment, sale or liquidation of investments.  Income and losses will be allocated to each BUC holder on a periodic basis, as determined by the General Partner, based on the number of BUCs held by each BUC holder as of the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each BUC holder of record on the last day of each distribution period based on the number of BUCs held by each BUC holder as of such date. For purposes of the Agreement of Limited Partnership, cash distributions, if any, received by the Partnership from the Investment in MF Properties (see Note 4) will be included in the Partnership’s Interest Income and cash distributions received by the Partnership from the sale of such properties will be included in the Partnership Residual Proceeds.

Cash distributions are currently made on a quarterly basis but may be made on a monthly or semiannual basis at the election of AFCA 2.  On each distribution date, Net Interest Income is distributed 99% to the BUC holders and 1% to AFCA 2 and Net Residual Proceeds is distributed 100% to BUC holders except that Net Interest Income and Net Residual Proceeds representing contingent interest in an amount equal to 0.9% per annum of the principal amount of the mortgage bonds on a cumulative basis (defined as Net Interest Income [Tier 2] and Net Residual Proceeds [Tier 2], respectively) is distributed 75% to the BUC holders and 25% to AFCA 2.

The Agreement of Limited Partnership also allows the General Partner to withhold, from time to time, Interest Income and Residual Proceeds and to place these amounts into a reserve to provide funding for working capital or additional investments.  In 2005, the General Partner placed Net Residual Proceeds representing contingent interest of approximately $10.9 million into the reserve.  If and when the General Partner determines that this contingent interest is no longer to be held in reserve and is to be distributed, it is anticipated that it will be distributed as Net Residual Proceeds (Tier 2) as defined in the Agreement of Limited Partnership.  As such, these funds will be distributed 75% to the BUC holders and 25% to the General Partner.  On June 30, 2008, the General Partner determined that approximately $2.4 million of these Net Residual Proceeds previously placed in reserve were no longer to be held in reserve and would be distributed as Net Residual Proceeds (Tier 2).  Accordingly, an entry has been recorded in the Company’s consolidated financial statements to allocate such Net Residual Proceeds 75% to the BUC holders and 25% to the General Partner in preparation for such distribution.

The unallocated deficit of the VIEs is primarily comprised of the accumulated historical net losses of the VIEs as of the date of the implementation of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, (“FIN 46R”).  The unallocated deficit of the VIEs and the VIEs net losses subsequent to that date are not allocated to the General Partner and BUC holders as such activity is not contemplated by, or addressed in, the Agreement of Limited Partnership.

3.  Investments in Tax-Exempt Mortgage Revenue Bonds

The tax-exempt mortgage revenue bonds owned by the Company have been issued to provide construction and/or permanent financing of multifamily residential properties. The Company had the following investments in tax-exempt mortgage revenue bonds as of dates shown:

	June 30, 2008
Description of Tax-Exempt		Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	Cost	Gain	Loss	Fair Value

Clarkson College	$6,054,167	$-	$(378,813)	$5,675,354
Bella Vista	6,785,000	-	(537,576)	6,247,424
Woodland Park	15,715,000	-	(1,419,575)	14,295,425
Prairiebrook Village	5,862,000	-	(614,048)	5,247,952
Gardens of DeCordova	4,870,000	-	(607,727)	4,262,273
Gardens of Weatherford	4,702,000	-	(586,763)	4,115,237
Runnymede Apartments	10,825,000	-	(987,240)	9,837,760
Bridle Ridge Apartments	7,885,000	-	(768,157)	7,116,843
Woodlynn Village	4,550,000	-	(498,316)	4,051,684
	$67,248,167	$-	$(6,398,215)	$60,849,952

	December 31, 2007
Description of Tax-Exempt		Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	Cost	Gain	Loss	Fair Value

Chandler Creek Apartments	$11,500,000	$-	$(792,350)	$10,707,650
Clarkson College	6,084,960	-	(396,644)	5,688,316
Bella Vista	6,800,000	-	(380,800)	6,419,200
Deerfield Apartments	3,390,000	-	(77,614)	3,312,386
Woodland Park	15,715,000	-	(658,340)	15,056,660
Prairiebrook Village	5,862,000	-	(313,317)	5,548,683
Gardens of DeCordova	4,870,000	-	(408,108)	4,461,892
Gardens of Weatherford	4,702,000	-	(394,028)	4,307,972
Runnymede Apartments	10,825,000	-	(160,643)	10,664,357
	$69,748,960	$-	$(3,581,844)	$66,167,116

As all of the Company’s investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  When available, the Company bases the fair value of the tax-exempt bonds, which have a limited market, on quotes from external sources, such as brokers or pricing services, for these or similar bonds. In the situation when quotes are unavailable, the Company estimates the fair value for each bond using management’s discounted cash flow and yield to maturity analysis. This calculation methodology encompasses judgment in its application.

As of June 30, 2008, all of the Company’s tax-exempt mortgage revenue bonds were valued using management’s discounted cash flow and yield to maturity analyses.  Pricing services, broker quotes and management’s analyses provide indicative pricing only.  Due to the limited market for the tax-exempt bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the bonds.

Unrealized gains or losses on these tax-exempt bonds are recorded in accumulated other comprehensive income (loss) to reflect quarterly changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. As of June 30, 2008, the Clarkson College and Bella Vista investments have been in an unrealized loss position for greater than twelve months.  The remaining bonds in an unrealized loss position have been so for less than twelve months.  The current unrealized losses on the bonds are not considered to be other-than-temporary because the Company has the intent and ability to hold these securities until their value recovers or until maturity, if necessary. The unrealized gain or loss will continue to fluctuate each reporting period based on the market conditions and present value of the expected cash flow.

In general, credit and capital markets have deteriorated over the last three quarters.  The deterioration has negatively impacted the fair value of the bonds as shown in the tables above.  If uncertainties in these markets continue, the markets deteriorate further or the Company experiences further deterioration in the values of its investment portfolio, the Company may record impairments to its investment portfolio which could negatively impact the Company’s financial statements.

In May, 2008, the bond trustee for the Prairiebrook Village bonds, acting on behalf of the Company, filed a petition of foreclosure on the mortgage securing the bonds. The Company expects to receive approximately $4.8 million held by the trustee representing unused bond proceeds and the deed of ownership to the land owned by the project.  The Company intends to sell the land to be obtained in the foreclosure.  After the sale of the land the Company will pursue the project owner and project developer for any remaining unpaid bond principal based upon guarantees by these entities.  Based upon the expected land sale proceeds of $350,000 to $450,000, the Company expects to pursue the owner and developer for between $750,000 and $850,000 from such guarantees.  The Company has not recorded an impairment of these bonds and does not expect to do so until the foreclosure process is finalized and an evaluation of the owner and developer guarantees can be completed.

In April 2008, the Chandler Creek bonds were sold for $11.5 million plus accrued interest.  In March, 2008, the Deerfield bonds were sold for $3.4 million plus accrued interest and the repayment of a $100,000 taxable loan which had been made by the Partnership to the owner of Deerfield Apartments. The proceeds from these sales were used for the repayment of debt and for general working capital needs.

In February 2008, the Company acquired the Woodlynn Village bonds at par value of $4.6 million which represented 100% of the bond issuance.  The Bonds earn interest at an annual rate of 6.0% with semi-annual interest payments and a stated maturity date of November 1, 2042.  The Bonds were issued for the acquisition and rehabilitation of the Woodlynn Village, a 59 unit multifamily senior independent living apartment complex located in Maplewood, Minnesota.

In January 2008, the Company acquired the Bridle Ridge Apartments bonds at par value of $7.9 million which represented 100% of the bond issuance.  The bonds earn interest at an annual rate of 6.0% with semi-annual interest payments and a stated maturity date of January 1, 2043.  The bonds were issued for the acquisition and rehabilitation of the Bridle Ridge Apartments, a 152 unit multifamily apartment complex located in Greer, South Carolina.

The Company has determined that the underlying entities that own the Woodlynn Village and Bridle Ridge Apartments which are financed by bonds owned by the Partnership do not meet the definition of a VIE and accordingly, their financial statements are not required to be consolidated into the Company’s consolidated financial statements under FIN 46R.

4.  Real Estate Assets

To facilitate its investment strategy of acquiring additional tax-exempt mortgage bonds secured by multifamily apartment properties (“MF Properties”), the Partnership may acquire ownership positions in the MF Properties.  The Partnership expects to ultimately restructure the property ownership through a sale of the MF Properties and a syndication of the associated low income housing tax credits (“LIHTCs”).  The Partnership expects to provide the tax-exempt mortgage revenue bonds to the new property owners as part of the restructuring.   Such restructurings will generally be expected to be initiated within 36 months of the initial investment in MF Properties and will often coincide with the expiration of the compliance period relating to LIHTCs previously issued with respect to the MF Property.  The Partnership will not acquire LIHTCs in connection with these transactions.  The Partnership, through its wholly owned subsidiary Holding Corp., currently owns the 99% limited partner interests in six Ohio limited partnerships.  Each Property Partnership owns a multifamily apartment property, of which four are located in Ohio and two are located in Kentucky, with a total of 544 units.

In addition to the MF Properties, the Partnership consolidates the assets of the VIEs in accordance with FIN 46R.  Although the assets of the VIEs are consolidated, the Partnership has no ownership interest in them other than to the extent they serve as collateral for the tax-exempt mortgage revenue bonds owned by the Partnership.  The results of operations of those properties are recorded by the Company in consolidation but any net income or loss from these properties does not accrue to the BUC holders or the general partner, but is instead included in "Unallocated deficit of variable interest entities".

5.  Debt Financing and Mortgage Payable

Historically, the Company’s long-term debt has been provided by securitization of existing tax-exempt mortgage revenue bonds through the Merrill Lynch P-Float program which was accounted for as secured borrowings.  On June 26, 2008, the Company effectively replaced the Merrill Lynch P-Float program by entering into an agreement for a new tender option bond credit facility (“TOB facility”) agreement with Bank of America.  The new TOB facility functions in much the same fashion as the P-Float program.  In connection with the TOB facility, tax-exempt mortgage revenue bonds are placed into trusts which issue senior securities (known as “Floater Certificates”) to unaffiliated institutional investors and subordinated residual interest securities (known as “Inverse Certificates”) to the Company.  Net proceeds generated by the sale of the Floater Certificates are then remitted to the Company and accounted for as secured borrowings and, in effect, provided variable-rate financing for the acquisition of additional tax-exempt mortgage revenue bonds and other investments meeting the Company’s investment criteria and for other purposes. The new TOB facility is a one-year agreement with a one-year renewal option and bears a variable interest rate at a weekly floating bond rate, the Securities Industry and Financial Markets Association (“SIFMA”) floating index, plus associated remarketing, credit enhancement, liquidity and trustee fees.

On June 26, 2008, as part of the new TOB facility, Bank of America funded a $65.1 million bridge loan which was used to retire the Merrill Lynch P-float program debt.  On July 3, 2008, the new TOB facility was closed and the resulting Floater Certificates were sold.  The closing of the TOB facility resulted in debt proceeds of approximately $76.7 million.  After repayment of the bridge loan and related fees and expenses, net proceeds of approximately $10.8 million were remitted to the Company for investment in additional tax-exempt mortgage bonds and other investments consistent with its investment policies and for other purposes.

Prior to June 26, 2008, the Company’s financing was concentrated with Merrill Lynch through the P-Float program.   Credit rating downgrades at Merrill Lynch resulted in an increase in the Company’s cost of borrowing under the P-Float program.  During the six months ended June 30, 2008 and 2007, the Company’s average effective interest rate on P-Float program debt was 5.3% and 4.4%, respectively.  The initial variable interest rate at closing of the TOB facility was 3.27% calculated as the SIFMA index of 1.62% plus fees of 1.65%.

In connection with the acquisition of the MF Properties, a mortgage loan of approximately $19.9 million was obtained.  The interest rate on this mortgage is variable and is calculated as one month LIBOR plus 1.55%.  As of June 30, 2008, one month LIBOR was 2.46% and the interest on the mortgage was 4.0%. The mortgage matures in July 2009.  The Company has guaranteed the payment of certain exceptions from the non-recourse provisions and certain environmental obligations, should they arise, in connection with the loan.

6.  Transactions with Related Parties

The general partner of the Partnership, AFCA 2, is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any its tax-exempt mortgage revenue bonds or other tax-exempt investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. For the three and six months ended June 30, 2008, the Partnership paid administrative fees to AFCA 2 of approximately $83,400 and $175,900, respectively. For the three and six months ended June 30, 2007, the Partnership paid administrative fees to AFCA 2 of approximately $27,500 and $89,000, respectively.  In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the tax-exempt mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these tax-exempt mortgage revenue bonds and totaled approximately $77,600 and $168,000 for the three and six months ended June 30, 2008 respectively. For the three and six months ended June 30, 2007, these administrative fees totaled approximately $61,000 and $133,000, respectively.

AFCA 2 earned mortgage placement fees in connection with the acquisition of certain tax-exempt mortgage revenue bonds.  These mortgage placement fees were paid by the owners of the respective property and, accordingly, have not been reflected in the accompanying condensed consolidated financial statements because these properties are not considered VIEs. During the three and six months ended June 30, 2008, AFCA 2 earned mortgage placement fees of approximately $0 and $61,250, respectively. There were no such fees earned during the first half of 2007.

An affiliate of AFCA 2, America First Property Management Company, LLC (“Properties Management”), was retained to provide property management services for Ashley Square, Ashley Pointe at Eagle Crest, Iona Lakes Apartments, Bent Tree Apartments, Lake Forest Apartments, Fairmont Oaks Apartments, Woodland Park, Eagle Ridge, Crescent Village, Meadowview, Willow Bend, Postwoods I, and Postwoods II. The management fees paid to Properties Management amounted to approximately $186,000 for the three months ended June 30, 2008, and $158,000 for the three months ended June 30, 2007. The management fees paid to Properties Management amounted to approximately $366,000 during the first half of 2008, and $277,000 during the first half of 2007. For the VIEs, these management fees are not Partnership expenses but are recorded by each applicable VIE entity and, accordingly, have been reflected in the accompanying consolidated financial statements. Such fees are paid out of the revenues generated by the properties owned by the VIEs prior to the payment of any interest on the tax-exempt mortgage revenue bonds and taxable loans held by the Partnership on these properties. For the MF Properties, these management fees are considered real estate operating expenses.  Additionally, Properties Management was retained to provide property management services for Chandler Creek and Clarkson College.  The management fees paid to Properties Management by these entities amounted to approximately $16,000 and $23,000 during the second quarter of 2008 and 2007, respectively, and $39,000 and $45,900 during the first six months of 2008 and 2007, respectively.

The shareholders of the limited-purpose corporations which own five of the apartment properties financed with tax-exempt bonds and taxable loans held by the Company are employees of The Burlington Capital Group LLC, the general partner of AFCA 2 (“Burlington”) who are not involved in the operation or management of the Company and who are not executive officers or managers of Burlington.

7.  Interest Rate Derivative Agreements

As of June 30, 2008, the Company had four derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing and mortgage payable. The terms of the derivative agreements were as follows:

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

On July 7, 2008, the Company entered into agreements with US Bank to terminate two interest rate cap derivatives and to acquire a new interest rate cap derivative.  The two terminated interest rate cap derivatives had a total notional value of $20.0 million and an effective cap rate before remarketing, credit enhancement, liquidity and trustee fees of 4.0%.  The newly acquired interest rate cap derivative has a notional value of $60.0 million and an effective cap rate before remarketing, credit enhancement, liquidity and trustee fees of 2.5%.  After considering the current TOB facility fees, the new interest rate cap derivative caps $60.0 million of the Company’s variable rate debt at an effective rate of 4.15% thus reducing the Company’s exposure to significant increases in the SIFMA index.  The Company received payment from US Bank for termination of the two interest rate cap derivatives totaling $54,000 and paid US Bank $985,000 for the new interest rate cap derivative.

On February 1, 2008, the counterparty to the $15.0 million derivative elected to exercise its option to convert the interest rate cap to a fixed rate swap at a rate of 2.95%. Under the terms of the swap, the Partnership will pay the fixed rate of interest to the counterparty and will receive a variable rate of interest from same based on the SIFMA Municipal Swap Index rate.  This rate is set weekly and settlements under the swap agreement will be made monthly based on the original notional amount.  The Partnership is required to maintain a restricted compensating balance with the counterparty institution based on the present value of the projected future payments for the duration of the swap agreement.  After considering the current TOB facility fees, this swap effectively fixes the interest rate on $15.0 million of the Company’s variable rate debt at 4.6%.

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value. The interest rate derivatives at June 30, 2008 are included in other liabilities on the consolidated balance sheet and totaled $25,889. The interest rate derivatives at December 31, 2007 are included in other assets on the consolidated balance sheet and totaled $12,439. Changes in fair value are included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an approximate $145,000 decrease in interest expense for the three months ended June 30, 2008 and an increase in interest expense of approximately $38,000 for the six months ended June 30, 2008. The change in the fair value of these derivative contracts resulted in an approximate reduction of interest expense of approximately $150,000 and $118,000 for the three and six months ended June 30, 2007, respectively.

8.  Segment Reporting

The Company consists of three reportable segments, Tax-Exempt Bond Investments, MF Properties, and VIEs.  In addition to the three reportable segments, the Company also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

Tax-Exempt Bond Investments Segment

The Tax-Exempt Bond Investments segment consists of the Company’s portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  Such tax-exempt bonds are held as long-term investments.  As of June 30, 2008, the Company held eleven tax-exempt bonds (secured by nine properties) not associated with VIEs and eight tax-exempt bonds associated with VIEs.  The multifamily apartment properties financed by these tax-exempt bonds contain a total of 3,261 rental units.

MF Properties Segment

The MF Properties segment consists of indirect equity interests in multifamily apartment properties which are not currently financed by tax-exempt bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring.  In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties.  The Partnership’s interests in its current MF Properties are not currently classified as Assets Held for Sale because the Partnership is not actively marketing them for sale, there is no definitive purchase agreement in existence and, therefore, no sale is expected in the next twelve months.  During the time the Partnership holds an interest in a MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.  Any such cash distribution will contribute to the Partnership’s Cash Available for Distribution (“CAD”).  As of June 30, 2008, the Company held interest in six MF Properties containing a total of 544 rental units.

The VIE segment

The VIE segment consists of multifamily apartment properties which are financed with tax-exempt bonds held by the Partnership, the assets, liabilities and operating results of which are consolidated with those of the Partnership as a result of FIN 46R.  The tax-exempt bonds on these VIE properties are eliminated from the Company’s financial statements as a result of such consolidation, however, such bonds are held as long-term investments by the Partnership which continues to be entitled to receive principal and interest payments on such bonds.  The Company does not actually own an equity position in the VIEs or their underlying properties.  As of June 30, 2008, the Company consolidated eight VIE multifamily apartment properties containing a total of 1,764 rental units.

Management closely monitors and evaluates the financial reporting associated with and the operations of the VIEs and the MF Properties and performs such evaluation separately from the other operations of the Partnership through interaction with the respective property management companies that manage the multifamily apartment properties held by the VIEs and the MF Properties.

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

The following table details certain key financial information for the Company’s reportable segments for the periods ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Total revenue
Tax-Exempt Bond Financing	$2,454,655	$2,572,009	$5,118,927	$4,653,118
MF Properties	1,091,834	-	2,184,870	-
VIEs	3,542,387	3,508,156	7,084,691	7,084,406
Consolidation/eliminations	(1,438,578)	(1,631,053)	(2,866,152)	(3,080,950)
Total revenue	$5,650,298	$4,449,112	$11,522,336	$8,656,574

Interest Expense
Tax-Exempt Bond Financing	$666,740	$526,099	$1,939,885	$1,054,897
MF Properties	209,153	-	459,563	-
VIEs	2,259,969	1,771,217	4,513,310	3,934,448
Consolidation/eliminations	(2,259,969)	(1,771,217)	(4,513,310)	(3,934,448)
Total interest expense	$875,893	$526,099	$2,399,448	$1,054,897

Depreciation Expense
Tax-Exempt Bond Financing	$-	$-	$-	$-
MF Properties	229,598	-	459,196	-
VIEs	694,940	566,408	1,418,888	1,050,695
Consolidation/eliminations	-	-	-	-
Total depreciation expense	$924,538	$566,408	$1,878,084	$1,050,695

Net income (loss)
Tax-Exempt Bond Financing	$1,211,252	$1,637,138	$2,149,143	$2,891,799
MF Properties	(77,382)	-	(349,088)	-
VIEs	(1,695,914)	(1,456,747)	(3,191,223)	(2,503,573)
Consolidation/eliminations	834,261	581,547	1,676,787	1,312,489
Net income	$272,217	$761,938	$285,619	$1,700,715

			June 30, 2008	December 31, 2007
Total assets
Tax-Exempt Bond Financing			$173,783,331	$182,498,714
MF Properties			25,164,424	25,774,045
VIEs			57,926,978	58,313,099
Consolidation/eliminations			(105,444,127)	(101,706,850)
Total assets			$151,430,606	$164,879,008

Total partners' capital
Tax-Exempt Bond Financing			$105,638,787	$107,735,743
MF Properties			4,523,019	4,875,632
VIEs			(65,778,995)	(62,587,772)
Consolidation/eliminations			13,085,904	14,250,864
Total partners' capital			$57,468,715	$64,274,467

9. Commitments and Contingencies

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

10.  Recently Issued Accounting Pronouncements

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States.  SFAS No. 162 is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’”.  SFAS No. 162 is not expected to have a material impact on our financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”).  This statement changes the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  This statement is effective for the Company on January 1, 2009. Because the provisions of this statement are disclosure related, the Company does not believe that the adoption of this statement will have a material effect on our financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No. 115 (“SFAS No. 159”).  This statement permits, but does not require, entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 was effective for the Company beginning on January 1, 2008.  The Company elected not to adopt the provisions of SFAS No. 159 with respect to any financial instruments held by the Company as of January 1, 2008.

11.  Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not significantly change the method in which the Company measures fair value, but it requires certain additional disclosures, as set forth below.  The provisions of SFAS No. 157 apply to other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157:

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

The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the applicability of SFAS No. 157 fair value measurements to certain nonfinancial assets and liabilities. The impact of SFAS No. 157 on the Company’s nonfinancial assets and liabilities is not expected to be significant upon adoption.

Following is a description of the valuation methodologies used for the Company’s financial assets and liabilities measured at fair value:

Investments in Tax-exempt Mortgage Revenue Bonds.  The fair value of the Company’s investments in tax-exempt mortgage revenue bonds is based on quotes from external sources, when available, such as brokers or pricing services, for these or similar bonds. In the situation when quotes are unavailable, the Company estimates the fair value for each bond using either a calculation of the present value of its expected cash flows using a discount rate for comparable tax-exempt investments or a yield to maturity analysis.  The Company’s tax-exempt mortgage revenue bonds have a limited market and the fair values, whether based on a broker quote or estimated by the Company, are based largely on unobservable inputs.  Additionally, the calculation methodology used by the external sources and the Company encompasses the use of judgment in their application. Given these facts the fair value measurement of the Company’s investment in tax-exempt mortgage revenue bonds is categorized as a Level 3 input.

Interest rate derivatives.  The effect of the Company’s interest rate caps is to set a cap, or upper limit, on the base rate of interest paid on our variable rate debt equal to the notional amount of the derivative agreement.  The effect of the Company’s interest rate swap is to change a variable rate debt obligation to a fixed rate for that portion of the debt equal to the notional amount of the derivative agreement.  The interest rate derivatives are recorded at fair value with changes in fair value included in current period earnings within interest expense.  The fair value of the interest rate derivatives is based on a model whose significant inputs are not observable and therefore are categorized as a Level 3 input.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2008 Using,
		Quoted Prices	Significant
		in Active Markets	Other Observable	Significant
	Assets/Liabilities	for Identical Assets	Inputs	Unobservable Inputs
Description	at Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$60,849,952	-	-	$60,849,952
Total Assets at Fair Value	$60,849,952	-	-	$60,849,952

Liabilities
Interest Rate Derivatives	$25,889	-	-	$25,889
Total Liabilities at Fair Value	$25,889	-	-	$25,889

		For three months ended June 30, 2008
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage	Interest Rate
		Revenue Bonds	Derivatives	Total
Beginning Balance April 1, 2008		$69,984,090	$(170,752)	$69,813,338
Total gains or losses (realized/unrealized)
Included in earnings		-	144,863	144,863
Included in other comprehensive income		2,396,694	-	2,396,694
Purchases, issuances and settlements		(11,530,832)	-	(11,530,832)
Ending Balance June 30, 2008		$60,849,952	$(25,889)	$60,824,063
Total amount of gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30, 2008		$-	$144,863	$144,863

		For six months ended June 30, 2008
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage	Interest Rate
		Revenue Bonds	Derivatives	Total
Beginning Balance January 1, 2008		$66,167,116	$12,439	$66,179,555
Total gains or losses (realized/unrealized)
Included in earnings		-	(38,328)	(38,328)
Included in other comprehensive income		(2,816,371)	-	(2,816,371)
Purchases, issuances and settlements		(2,500,793)	-	(2,500,793)
Ending Balance June 30, 2008		$60,849,952	$(25,889)	$60,824,063

Total amount of gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30, 2008		$-	$(38,328)	$(38,328)

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Executive Summary

Recently the Company has faced a challenging operating environment as the credit and capital markets have continued to deteriorate.  Although the consequences of the credit and capital market issues are not fully known, we do not anticipate that our existing assets will be adversely affected in the long-term by these events. If uncertainties in these markets continue, the markets deteriorate further or the Company experiences further deterioration in the values of its investment portfolio, the Company may record impairments to its investment portfolio which could negatively impact the Company’s financial statements.

The Company does not issue mortgage loans secured by mortgages on single-family residential properties.  In addition, we believe that additional demand for affordable rental housing may be created if there are continued defaults on sub-prime single family mortgages and a general contraction of credit available for single family mortgage loans.  Additional demand for rental housing may have a positive economic effect on apartment properties financed by the tax-exempt bonds held by the Company.  While we believe the current tightening of credit may also create opportunities for additional investments consistent with the Company's investment strategy because there may be fewer parties competing to acquire tax-exempt bonds issued to finance affordable housing there can be no assurance that we will be able to finance the acquisition of additional tax-exempt bonds through either additional equity or debt financing.

Historically, our primary leverage vehicle has been the Merrill Lynch P-Float program.  Credit rating downgrades at Merrill Lynch resulted in a significant increase in Merrill Lynch’s cost of borrowing which, in turn, resulted in a significantly higher interest rate on the Company’s P-Float financing.  As discussed in Note 5 to the financial statements, on June 26, 2008, the Company effectively replaced the Merrill Lynch P-Float program by entering into an agreement for a new tender option bond credit facility (“TOB facility”) agreement with Bank of America.  The new TOB facility functions in much the same fashion as the P-Float program.  In connection with the TOB facility tax-exempt mortgage revenue bonds are placed into trusts which issue senior securities (known as “Floater Certificates”) to unaffiliated institutional investors and subordinated residual interest securities (known as “Inverse Certificates”) to the Company.  Net proceeds generated by the sale of the Floater Certificates are then remitted to the Company and accounted for as secured borrowings and, in effect, provide variable-rate financing for the acquisition of tax-exempt mortgage revenue bonds and other investments meeting the Company’s investment criteria and for other purposes. The new TOB facility is a one year agreement with a one year renewal option and bears a variable interest rate at a weekly floating bond rate, the Securities Industry and Financial Markets Association (“SIFMA”) floating index, plus associated remarketing, credit enhancement, liquidity and trustee fees.

On June 26, 2008, as part of the new TOB facility, Bank of America funded a $65.1 million bridge loan which was used to retire the Merrill Lynch P-float program debt.  On July 3, 2008, the new TOB facility was closed and the resulting Floater Certificates were sold.  The closing of the TOB facility resulted in debt proceeds of approximately $76.7 million.  After repayment of the bridge loan and related fees and expenses, net proceeds of approximately $10.8 million were remitted to the Company for investment in additional tax-exempt mortgage bonds and other investments consistent with its investment policies and for other purposes.  During the six months ended June 30, 2008 and 2007, the Company’s average effective interest rate on P-Float program debt was 5.3% and 4.4%, respectively.  The initial variable interest rate at closing of the TOB facility was 3.27% calculated as the SIFMA index of 1.62% plus fees of 1.65%.

In the long term, the General Partner believes that cash provided by the Company’s tax-exempt mortgage revenue bonds and other investments will be adequate to meet its projected liquidity requirements, including the payment of expenses, interest and distributions to BUC holders.  The Company’s regular annual distributions are currently equal to $0.54 per BUC, or $0.135 per quarter per BUC.  In recent years Cash Available for Distribution (“CAD”) excluding contingent interest and realized gains has not been sufficient to fully fund such distributions without utilizing cash reserves to supplement the deficit.  During the third quarter of 2007, CAD exceeded the quarterly distribution amount of $0.135 per BUC.  During the fourth quarter of 2007 and the first two quarters of 2008 CAD was lower than the quarterly distribution amount as a result of the increased borrowing costs associated with our P-Float debt.  The closing of the new TOB facility and the resulting anticipated decrease in cost of borrowings compared to recent costs in the P-Float program is expected to have a positive impact on CAD in the future.  The General Partner currently expects to maintain the annual distribution amount of $0.54 per BUC.  See also the discussion below regarding “Cash Available for Distribution.”

Discussion of the Partnership Bond Holdings and the Related Apartment Properties as of June 30, 2008

The Partnership’s purpose is to acquire and hold as long-term investments a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  At June 30, 2008, the Partnership held 19 tax-exempt mortgage bonds (secured by 17 properties), eight of which are secured by properties held by VIEs and, therefore, eliminated in consolidation on the Company’s financial statements.  The nine properties underlying the eleven non-consolidated tax-exempt mortgage bonds contain a total of 1,209 rental units.  At June 30, 2007, the Partnership held ten non-consolidated tax-exempt mortgage bonds secured by eight apartment properties containing a total of 1,034 rental units.

To facilitate its investment strategy of acquiring additional tax-exempt mortgage bonds secured by multifamily apartment properties, the Partnership may acquire ownership positions in apartment properties (“MF Properties”). The Partnership expects to ultimately restructure the property ownership through a sale of the MF Properties and a syndication of low income housing tax credits (“LIHTCs”).  The Partnership expects to provide the tax-exempt mortgage revenue bonds to the new property owners as part of the restructuring.   Such restructurings will generally be expected to be initiated within 36 months of the initial investment in MF Properties and will often coincide with the expiration of the compliance period relating to LIHTCs previously issued with respect to the MF Property. However, the market for syndicated LIHTCs has become very difficult over the last few quarters and there can be no assurance that these syndications and restructurings can be successfully completed within this time frame, or at all. The Partnership will not acquire LIHTCs in connection with these transactions. As of June 30, 2008 and 2007, the Partnership’s wholly-owned subsidiary, America First LP Holding Corp., held limited partnership interests in six entities that own MF Properties containing a total of 544 rental units.  In addition, as of June 30, 2008, America First LP Holding Corp. had entered into an agreement to acquire a 99% limited partnership interest in a limited partnership owning a 124 unit apartment complex in Chesapeake, Virginia.  This acquisition is expected to close in the third quarter of 2008.

The VIEs’ primary operating strategy focuses on multifamily apartment properties as long-term investments.  Each VIE owns one multifamily apartment property that has been financed by a tax-exempt mortgage revenue bond held by the Partnership.  As of June 30, 2008 and 2007, the Company consolidated eight VIE multifamily apartment properties containing a total of 1,764 rental units.

The following table outlines certain information regarding the apartment properties on which the Partnership holds tax-exempt mortgage bonds (separately identifying those treated as VIEs) and the MF Properties owned by the Partnership.  The narrative discussion that follows provides a brief operating analysis of each property during the first six months of 2008.

						Economic
						Occupancy (1)
			Number	Percentage of Occupied		for the period ended
		Number	of Units	Units as of June 30,		June 30,
Property Name	Location	of Units	Occupied	2008	2007	2008	2007

Non-Consolidated Properties
Clarkson College	Omaha, NE	142	82	58%	68%	79%	84%
Bella Vista Apartments	Gainesville, TX	144	137	95%	86%	91%	59%
Woodland Park (2)	Topeka, KS	236	n/a	n/a	n/a	n/a	n/a
Prairiebrook Village (4)	Gardner, KS	72	n/a	n/a	n/a	n/a	n/a
Runnymede Apartments (3)	Austin, TX	252	176	70%	n/a	75%	n/a
Gardens of DeCordova (2)	Granbury, TX	76	n/a	n/a	n/a	n/a	n/a
Gardens of Weatherford (2)	Weatherford, TX	76	n/a	n/a	n/a	n/a	n/a
Bridle Ridge Apartments (3)	Greer, SC	152	117	77%	n/a	64%	n/a
Woodlynn Village (3)	Maplewood, MN	59	52	88%	n/a	99%	n/a
		1,209	564	75%	83%	79%	70%

VIEs
Ashley Pointe at Eagle Crest	Evansville, IN	150	139	93%	97%	97%	92%
Ashley Square	Des Moines, IA	144	139	97%	94%	86%	80%
Bent Tree Apartments	Columbia, SC	232	222	96%	88%	86%	82%
Fairmont Oaks Apartments	Gainsville, FL	178	171	96%	99%	90%	90%
Iona Lakes Apartments	Ft. Myers, FL	350	279	80%	74%	66%	75%
Lake Forest Apartments	Daytona Beach, FL	240	228	95%	88%	92%	99%
Woodbridge Apts. of Bloomington III	Bloomington, IN	280	236	84%	89%	92%	95%
Woodbridge Apts. of Louisville II	Louisville, KY	190	182	96%	94%	93%	92%
		1,764	1596	90%	88%	85%	87%

MF Properties
Eagle Ridge (3)	Erlanger, KY	64	54	84%	88%	80%	n/a
Meadowview (3)	Highland Heights, KY	118	116	98%	94%	98%	n/a
Crescent Village (3)	Cincinnati, OH	90	84	93%	97%	86%	n/a
Willow Bend (3)	Columbus (Hilliard), OH	92	85	92%	99%	88%	n/a
Postwoods I (3)	Reynoldsburg, OH	92	88	96%	92%	87%	n/a
Postwoods II (3)	Reynoldsburg, OH	88	88	100%	94%	93%	n/a
		544	515	95%	94%	89%

(1) Economic occupancy is presented for six months ended June 30, 2008 and 2007, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented, therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(2) These properties are still under construction as of June 30, 2008, and therefore have no occupancy data.
(3) Previous period occupancy numbers are not available, as this is a new investment.
(4) Foreclosure proceedings were commenced on these bonds in May, 2008.

Ashley Pointe – Ashley Pointe at Eagle Crest is located in Evansville, Indiana.  In the first half of 2008, Net Operating Income (calculated as property revenue less salaries, advertising, administration, utilities, repair and maintenance, insurance, taxes, and management fee expenses) was $313,000 as compared to $267,000 in 2007.  This increase was the result of higher property revenues due to fewer rental concessions given to tenants and slightly lower salary expenses.

Ashley Square – Ashley Square Apartments is located in Des Moines, Iowa.  In the first half of 2008, Net Operating Income was $141,000 as compared to $125,000 in 2007.  This increase was the result of higher property revenue from improved occupancy.

Bella Vista –Bella Vista Apartments is located in Gainesville, Texas.  June 2007 was the first full month of operations at Bella Vista.  In the first half of 2008, Bella Vista’s operations resulted in Net Operating Income of $270,000 on revenue of approximately $518,000.

Bent Tree – Bent Tree Apartments is located in Columbia, South Carolina.   In the first half of 2008, Net Operating Income was $379,000 as compared to $390,000 in 2007.  This decrease was the result of higher real estate taxes and utilities expense.

Bridle Ridge Apartments -– Bridle Ridge Apartments is located in Greer, South Carolina.  In the first half of 2008, Bridle Ridge Apartments’ operations have resulted in Net Operating Income of $225,000 on revenue of approximately $362,000.

Clarkson College – Clarkson College is a 142 bed student housing facility located in Omaha, Nebraska.  In the first half of 2008, Net Operating Income was $226,000 as compared to $245,000 in 2007.  The decrease is attributable to lower revenues due to lower occupancy.

Crescent Village – Crescent Village Townhomes is located in Cincinnati, Ohio.  In the first half of 2008, Crescent Village’s operations resulted in Net Operating Income of $200,000 on revenue of approximately $374,000.

Eagle Ridge – Eagle Ridge Townhomes is located in Erlanger, Kentucky.  In the first half of 2008, Eagle Ridge’s operations resulted in Net Operating Income of $99,000 on revenue of approximately $233,000.

Fairmont Oaks – Fairmont Oaks Apartments is located in Gainesville, Florida.  In the first half of 2008, Net Operating Income was $408,000 as compared to $423,000 in 2007.  This decrease was the result of increased property insurance expense and increased professional fees.

Gardens of DeCordova – The Gardens of DeCordova Apartments is currently under construction in Granbury, Texas and will contain 76 units upon completion.  Based on the construction schedule, finished units are expected to be available for leasing starting in August 2008 with a final completion of the project expected by September 2008.  The originally scheduled completion date was August 2008.  The developer and principals have guaranteed completion and stabilization of the project.  The general contractor has a guaranteed maximum price contract and payment and performance bonds are in place.  The project has an additional five months of capitalized interest reserve sufficient to fund debt service beyond the expected date of completion.

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

Iona Lakes – Iona Lakes Apartments is located in Fort Myers, Florida.  In the first half of 2008, Net Operating Income was $492,000 as compared to $686,000 in 2007.  This decrease was directly related to poor occupancy trends resulting in lower revenues.  The decline in occupancy is a reflection of the poor market conditions in the Fort Myers area.

Lake Forest – Lake Forest Apartments is located in Daytona Beach, Florida.  In the first half of 2008, Net Operating Income was $568,000 as compared to $573,000 in 2007.  This decrease was attributable to slightly higher advertising and utility expenses.

Meadowview – Meadowview Apartments is located in Highland Heights, Kentucky.  In the first half of 2008, Meadowview’s operations resulted in Net Operating Income of $283,000 on revenue of approximately $462,000.

Prairiebrook Village – In June 2007, the Company acquired the Prairiebrook Village bonds at par value of $5.5 million Series A and $0.4 million Series B, which together represented 100% of the bond issuance.  The bonds were issued in order to construct a 72 unit multifamily apartment complex in Gardner, Kansas.  Construction of the apartment complex has not commenced and in February, 2008, the bond trustee notified the owner and developer of Prairiebrook Village that they were not in compliance with certain sections of the bond indenture. In May, 2008, the bond trustee, acting on behalf of the Company, filed a petition of foreclosure on the mortgage securing the bonds. The Company expects to receive $4.8 million held by the trustee representing unused bond proceeds and the deed of ownership to the land owned by the project.  The Company intends to sell the land to be obtained in the foreclosure.  After the sale of the land the Company will pursue the project owner and project developer for any remaining unpaid bond principal based upon guarantees by these entities.  Based upon the expected land sale proceeds of $350,000 to $450,000 the Company expects to pursue the owner and developer for between $750,000 and $850,000 from such guarantees.

Postwoods I – Postwoods Townhomes is located in Reynoldsburg, Ohio.  In the first half of 2008, Postwoods I’s operations resulted in Net Operating Income of $207,000 on revenue of approximately $375,000.

Postwoods II – Postwoods Townhomes is located in Reynoldsburg, Ohio.  In the first half of 2008, Postwoods II’s operations resulted in Net Operating Income of $208,000 on revenue of approximately $342,000.

Runnymede Apartments – Runnymede Apartments is located in Austin, Texas.  In the first half of 2008, Runnymede Apartments’ operations resulted in Net Operating Income of $179,000 on revenue of approximately $811,000.

Willow Bend – Willow Bend Townhomes is located in Columbus (Hilliard), Ohio.  In the first half of 2008, Willow Bend’s operations resulted in Net Operating Income of $247,000 on revenue of approximately $399,000.

Woodbridge at Bloomington – Woodbridge Apartments at Bloomington is located in Bloomington, Indiana.  In the first half of 2008, Net Operating Income was $607,000 as compared to $643,000 in 2007.  The decrease is due to increased real estate taxes.

Woodbridge at Louisville – Woodbridge Apartments at Louisville is located in Louisville, Kentucky.  In the first half of 2008, Net Operating Income was $433,000 as compared to $405,000 in 2007.  This increase was the result of higher property revenue from improved occupancy.

Woodland Park – Woodland Park Apartments is currently under construction in Topeka, Kansas and will contain 236 units upon completion.  Based on the construction schedule, finished units are expected to be available for leasing starting in August 2008 with a final completion of project expected in April of 2009.  The originally scheduled completion date was January 2009.  The developer and principals have guaranteed completion and stabilization of the project.  The general contractor has a guaranteed maximum price contract and payment and performance bonds are in place.  The project has an additional four months of capitalized interest reserve sufficient to fund debt service beyond the expected date of completion.

Woodlynn Village – Woodlynn Village is located in Maplewood, Minnesota.  In the first half of 2008, Woodlynn Village’s operations resulted in net operating income of $166,000 on revenue of approximately $261,000.

Results of Operations

Consolidated Results of Operations

The following discussion of the Company’s results of operations for the three and six months ended June 30, 2008 and 2007 should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Three Months Ended June 30, 2008 compared to Three  Months Ended June 30, 2007 (Consolidated)

Change in Results of Operations

	For the Three	For the Three
	Months Ended	Months Ended	Dollar
	June 30, 2008	June 30, 2007	Change
Revenues:
Property revenues	$4,676,501	$3,508,156	$1,168,345
Mortgage revenue bond investment income	1,056,825	631,855	424,970
Other income (loss)	(83,028)	309,101	(392,129)
Total Revenues	$5,650,298	$4,449,112	$1,201,186

Expenses:
Real estate operating (exclusive of items shown below)	2,849,254	2,189,457	659,797
Depreciation and amortization	1,164,316	569,503	594,813
Interest	875,893	526,099	349,794
General and administrative	489,399	402,115	87,284
Total Expenses	$5,378,862	$3,687,174	$1,691,688

Minority interest in net loss of consolidated subsidiary	781	-	781
Net income	$272,217	$761,938	$(489,721)

Property revenues.  Property revenues increased as a direct result of revenue generated by the MF Properties, which added approximately $1.1 million and averaged $669 per unit in monthly rent with economic occupancy at 92% during the period.  Rental revenue associated with the apartment properties of the consolidated VIEs decreased slightly but was offset by higher levels of other property income such as fees, charges, and interest income.  VIE economic occupancy was 89% in 2008 and 85% in 2007.  For the VIEs, the average monthly rents per unit for the second quarter of 2008 were $669 as compared to $627 in 2007.

Mortgage revenue bond investment income.  The $425,000 increase in mortgage revenue bond investment income during the second quarter of 2008 compared to the second quarter of 2007 is due to income generated by the tax-exempt mortgage bonds acquired in 2007 and 2008.  In 2007, a total of six new bond investments were acquired in the second quarter with a total par value of approximately $31.2 million and one new bond investment was acquired in the fourth quarter with a total par value of approximately $10.8 million. During the first half of 2008, two bond investments were sold and two additional bond investments were acquired with a total par value of $12.4 million.

Other income (loss).  The decrease in other interest income is attributable to decreased temporary investments in liquid securities.  The proceeds from the sale of Northwoods Lake during the third quarter of 2006 created additional cash that was invested during the second quarter of 2007 in short term liquid securities.  Such additional cash has subsequently been deployed to acquire long term investments. The sale of the Chandler Creek tax-exempt bonds resulted in a net loss in the second quarter of 2008.  The loss on the sale was the result of the write-off of unamortized bond acquisition costs.  The bonds were sold at par plus accrued interest.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties and the consolidated VIEs are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  Real estate expenses increased as a direct result of the expenses incurred by the MF Properties, which were approximately $482,000 in the second quarter of 2008.  Real estate expenses related to the VIEs increased $178,000 compared to second quarter of 2007, primarily due to increased professional fees and real estate tax expenses.

Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the apartment properties of the consolidated VIEs and the MF Properties.  Amortization is primarily associated with intangible assets recorded as part of the purchase accounting for the acquisition of the MF Properties.  Depreciation and amortization related to the MF Properties accounted for the majority of the increase as depreciation expense on the MF Properties was approximately $230,000 and financing cost amortization related to the MF Properties was approximately $152,000 in during the second quarter of 2008.

Interest expense.  The increase in interest expense was due to a higher level of borrowing and the mark-to-market adjustments on our interest rate caps. The average interest rate on Company’s borrowings was 4.5% per annum in the second quarter of 2008 as compared to 4.5% per annum in second quarter of 2007. Total outstanding debt increased from approximately $58.9 million on June 30, 2007 to approximately $85.0 million as of June 30, 2008.  Interest expense on the new debt accounted for $317,000 of the increase. The remaining increase is attributable to the recognition of additional interest expense as a result of marking our interest rate caps and swap to fair value.  This fair value adjustment and derivative payments increased interest expense by $33,000 for 2008 as compared to the second quarter 2007.

General and administrative expenses.  General and administrative expenses increased due to increased administrative fees payable to the Company’s general partner and increased professional fees.  Administrative fees increased approximately $72,500 as the Company is responsible for the payment of the administrative fees on a greater portion of the Company’s investments.  Professional fees increased largely due to increased legal and accounting fees associated with the Company’s assessment of internal control over financial reporting pursuant to Sarbanes-Oxley Section 404.

Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007 (Consolidated)

Change in Results of Operations

	For the Six	For the Six
	Months Ended	Months Ended	Dollar
	June 30, 2008	June 30, 2007	Change

Revenues:
Property revenues	$9,311,841	$7,084,406	$2,227,435
Mortgage revenue bond investment income	2,265,389	1,054,293	1,211,096
Other income (loss)	(54,894)	517,875	(572,769)
Total Revenues	$11,522,336	$8,656,574	$2,865,762

Expenses:
Real estate operating (exclusive of items shown below)	5,404,583	4,150,972	1,253,611
Depreciation and amortization	2,515,747	1,056,883	1,458,864
Interest	2,399,448	1,054,897	1,344,551
General and administrative	920,465	693,107	227,358
Total Expenses	$11,240,243	$6,955,859	$4,284,384

Minority interest in net loss of consolidated subsidiary	3,526	-	3,526
Net income	$285,619	$1,700,715	$(1,415,096)

Property revenues.  Property revenues increased as a direct result of revenue generated by the MF Properties, which added approximately $2.2 million and averaged $651 per unit in monthly rent with economic occupancy at 89% during the period.  Rental revenue associated with the apartment properties of the consolidated VIEs decreased slightly but was offset by higher levels of other property income such as fees, charges, and interest income.  VIE economic occupancy was 85% in 2008 and 87% in 2007.  Even though the VIE occupancy declined the average monthly rents per unit in 2008 increased to $641 as compared to $638 in 2007 due to market rental rates.

Mortgage revenue bond investment income.  The increase in mortgage revenue bond investment income during the first half of 2008 compared to the first half of 2007 is due to income generated by the tax-exempt mortgage bonds acquired in 2007 and 2008.  In 2007, a total of six new bond investments were acquired in the second quarter with a total par value of approximately $31.2 million and one new bond investment was acquired in the fourth quarter with a total par value of approximately $10.8 million. During the first half of 2008, two bond investments were sold and two additional bond investments were acquired with a total par value of $12.4 million.

Other income (loss).  The decrease in other interest income is attributable to decreased temporary investments in liquid securities.  The proceeds from the sale of Northwoods Lake during the third quarter of 2006 created additional cash that was invested during the first half of 2007 in short term liquid securities.  Such additional cash has subsequently been deployed to acquire long term investments. The sale of the Deerfield tax-exempt bonds resulted in a slight gain during the first quarter of 2008, however, the sale of the Chandler Creek tax-exempt bonds resulted in a net loss in the second quarter of 2008. The net effect for the first half of 2008 was a net loss. The loss on the sale was the result of the write-off of unamortized bond acquisition costs.  The Chandler Creek bonds were sold at par plus accrued interest.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties and the consolidated VIEs are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  Real estate expenses increased as a direct result of the expenses incurred by the MF Properties, which were approximately $1.2 million in 2008.  Real estate expenses related to the VIEs increased slightly compared to 2007, primarily due to increased professional fees and real estate tax expenses.

Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the apartment properties of the consolidated VIEs and the MF Properties.  Amortization is primarily associated with intangible assets recorded as part of the purchase accounting for the acquisition of the MF Properties.  Depreciation and amortization related to the MF Properties accounted for the majority of the increase as depreciation expense on the MF Properties was approximately $460,000 and amortization related to the MF Properties was approximately $530,000 in during the first half 2008.

Interest expense.  The increase in interest expense was due to a higher average interest rate on the Company’s borrowings, higher levels of borrowing and the mark-to-market adjustments on our interest rate caps.  The average interest rate on Company’s borrowings was 5.3% per annum in the first half of 2008 as compared to 4.4% per annum in 2007 and accounted for approximately $73,000 of the increase. Total outstanding debt increased from approximately $58.9 million on June 30, 2007 to approximately $85.0 million as of June 30, 2008.  Interest expense on the new debt accounted for approximately $1.0 million of the increase. The remaining increase is attributable to the recognition of additional interest expense as a result of marking our interest rate caps and swap to fair value.  This fair value adjustment and derivative payments increased interest expense by $196,000 for the first half of 2008 as compared to the first half 2007.

General and administrative expenses.  General and administrative expenses increased due to increased administrative fees payable to the Company’s general partner and increased professional fees.  Administrative fees increased approximately $122,000 as the Company is responsible for the payment of the administrative fees on a greater portion of the Company’s investments.  Professional fees increased largely due to increased legal and accounting fees associated with the Company’s assessment of internal control over financial reporting pursuant to Sarbanes-Oxley Section 404.

Partnership Only Results of Operations

The following discussion of the Partnership’s results of operations for the three and six months ended June 30, 2008 and 2007 reflects the operations of the Partnership without the consolidation of the VIEs, which is required under FIN 46R. This information is used by management to analyze the Partnership’s operations and is reflective of the segment data discussed in Note 8 to the consolidated financial statements.

Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007 (Partnership Only)

Changes in Results of Operations

	For the Three	For the Three
	Months Ended	Months Ended	Dollar
	June 30, 2008	June 30, 2007	Change
Revenues
Mortgage revenue bond investment income	$2,482,497	$2,062,194	$420,303
Property revenues	1,091,834	-	1,091,834
Other income (loss)	(27,842)	509,815	(537,657)
Total Revenues	3,546,489	2,572,009	974,480

Expenses
Real estate operating (exclusive of items shown below)	579,906	-	579,906
Interest expense	875,893	526,099	349,794
Depreciation and amortization expense	468,201	6,657	461,544
General and administrative	489,399	402,115	87,284
Total Expenses	2,413,399	934,871	1,478,528

Minority interest in net loss of consolidated subsidiary	781	-	781
Net income	$1,133,871	$1,637,138	$(503,267)

Mortgage revenue bond investment income.  The increase in mortgage revenue bond investment income during the second quarter of 2008 compared to the second quarter of 2007 is due to income generated by the tax-exempt mortgage bonds acquired in 2007 and 2008.  In 2007, a total of six new bond investments were acquired in the second quarter with a total par value of approximately $31.2 million and one new bond investment was acquired in the fourth quarter with a total par value of approximately $10.8 million. During the first half of 2008, two bond investments were sold and two additional bond investments were acquired with a total par value of $12.4 million.

Property revenues.  Property revenues increased as a direct result of revenue generated by the MF Properties acquired in 2007.  These properties averaged $669 per unit in monthly rent with economic occupancy at 92% during the period.

Other income (loss).  The decrease in other interest income is attributable to decreased temporary investments in liquid securities.  The proceeds from the sale of Northwoods Lake during the third quarter of 2006 created additional cash that was invested during the first quarter of 2007 in short term liquid securities.  Such additional cash has subsequently been deployed to acquire long term investments. The loss on the sale of securities is due to the sale of the Chandler Creek tax-exempt bonds during the second quarter of 2008. The loss on the sale was the result of the write-off of unamortized bond acquisition costs.  The bonds were sold at par plus accrued interest.

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

Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the apartment properties of the MF Properties and the amortization of intangible assets recorded as part of the purchase accounting for the acquisition of the MF Properties. Depreciation expense on the MF Properties was approximately $230,000 and financing cost amortization related to the MF Properties was approximately $152,000 in during the second quarter of 2008.

Interest expense. The increase in interest expense was due to a higher level of borrowing and the mark-to-market adjustments on our interest rate caps. The average interest rate on Partnership’s borrowings was 4.5% per annum in the second quarter of 2008 as compared to 4.5% per annum in second quarter of 2007. Total outstanding debt increased from approximately $58.9 million on June 30, 2007 to approximately $85.0 million as of June 30, 2008.  Interest expense on the new debt accounted for $317,000 of the increase. The remaining increase is attributable to the recognition of additional interest expense as a result of marking our interest rate caps and swap to fair value.  This fair value adjustment and derivative payments increased interest expense by $33,000 for 2008 as compared to the second quarter 2007.

General and administrative expenses.  General and administrative expenses increased due to increased administrative fees payable to the Partnership’s general partner and increased professional fees.  Administrative fees increased approximately $72,500 as the Partnership is responsible for the payment of the administrative fees on a greater portion of the Partnerships investments.  Professional fees increased largely due to increased legal and accounting fees associated with the Partnership’s assessment of internal control over financial reporting pursuant to Sarbanes-Oxley Section 404.

Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007 (Partnership Only)

Changes in Results of Operations

	For the Six	For the Six
	Months Ended	Months Ended	Dollar
	June 30, 2008	June 30, 2007	Change
Revenues
Mortgage revenue bond investment income	$5,118,635	$3,909,607	$1,209,028
Property revenues	2,184,870	-	2,184,870
Other income	292	743,511	(743,219)
Total Revenues	7,303,797	4,653,118	2,650,679

Expenses
Real estate operating (exclusive of items shown below)	1,088,955	-	1,088,955
Interest expense	2,399,448	1,054,897	1,344,551
Depreciation and amortization expense	1,098,399	13,315	1,085,084
General and administrative	920,465	693,107	227,358
Total Expenses	5,507,267	1,761,319	3,745,948

Minority interest in net loss of consolidated subsidiary	3,526	-	3,526
Net income	$1,800,056	$2,891,799	$(1,091,743)

Mortgage revenue bond investment income.  The increase in mortgage revenue bond investment income during the first half of 2008 compared to the first half of 2007 is due to income generated by the tax-exempt mortgage bonds acquired in 2007 and 2008.  In 2007, a total of six new bond investments were acquired in the second quarter with a total par value of approximately $31.2 million and one new bond investment was acquired in the fourth quarter with a total par value of approximately $10.8 million. During the first half of 2008, two bond investments were sold and two additional bond investments were acquired with a total par value of $12.4 million.

Property revenues.  Property revenues increased as a direct result of revenue generated by the MF Properties acquired in 2007.  These properties averaged $651 per unit in monthly rent with economic occupancy at 89% during the period.

Other income (loss).  The decrease in other interest income is attributable to decreased temporary investments in liquid securities.  The proceeds from the sale of Northwoods Lake during the third quarter of 2006 created additional cash that was invested during the first quarter of 2007 in short term liquid securities.  Such additional cash has subsequently been deployed to acquire long term investments. The Deerfield tax-exempt bonds realized a slight gain during the first quarter of 2008; however, the sale of the Chandler Creek tax-exempt bonds resulted in a net loss in the second quarter of 2008.  The net effect for the first half of 2008 was a net loss. The loss on the sale was the result of the write-off of unamortized bond acquisition costs.  The Chandler Creek bonds were sold at par plus accrued interest.

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

Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the apartment properties of the MF Properties and the amortization of intangible assets recorded as part of the purchase accounting for the acquisition of the MF Properties.  Depreciation expense on the MF Properties was approximately $460,000 and amortization related to the MF Properties was approximately $530,000 during the first half 2008.

Interest expense.  The increase in interest expense was due to a higher average interest rate on the Partnership’s borrowings, higher levels of borrowing and the mark-to-market adjustments on our interest rate caps.  The average interest rate on Partnership’s borrowings was 5.3% per annum in the first half of 2008 as compared to 4.4% per annum in 2007 and accounted for approximately $73,000 of the increase. Total outstanding debt increased from approximately $58.9 million on June 30, 2007 to approximately $85.0 million as of June 30, 2008.  Interest expense on the new debt accounted for approximately $1.0 million of the increase. The remaining increase is attributable to the recognition of additional interest expense as a result of marking our interest rate caps and swap to fair value.  This fair value adjustment and derivative payments increased interest expense by $196,000 for the first half of 2008 as compared to the first half 2007.

General and administrative expenses.  General and administrative expenses increased due to increased administrative fees payable to the Partnership’s general partner and increased professional fees.  Administrative fees increased approximately $122,000 as the Partnership is responsible for the payment of the administrative fees on a greater portion of the Partnerships investments.  Professional fees increased largely due to increased legal and accounting fees associated with the Partnership’s assessment of internal control over financial reporting pursuant to Sarbanes-Oxley Section 404.

Liquidity and Capital Resources

Partnership Liquidity

Tax-exempt interest earned on the mortgage revenue bonds, including those financing properties held by VIEs, represents the Partnership's principal source of cash flow.  The Partnership may also receive cash distributions from equity interests held in MF Properties.  Tax-exempt interest is primarily comprised of base interest payments received on the Partnership’s tax-exempt mortgage revenue bonds.  Certain of the tax-exempt mortgage revenue bonds may also generate payments of contingent interest to the Partnership from time to time when the underlying apartment properties generate excess cash flow.  Because base interest on each of the Partnership’s mortgage revenue bonds is fixed, the Partnership’s cash receipts tend to be fairly constant period to period unless the Partnership acquires or disposes of its investments in tax-exempt bonds.  Changes in the economic performance of the properties financed by tax-exempt bonds with a contingent interest provision will affect the amount of contingent interest, if any, paid to the Partnership.  Similarly, the economic performance of MF Properties will affect the amount of cash distributions, if any, received by the Partnership from its ownership of these properties.  The economic performance of a multifamily apartment property depends on the rental and occupancy rates of the property and on the level of operating expenses.  Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market area in which a property is located.  This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes.  In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of an apartment property.  The primary uses of cash by apartment properties are: (i) the payment of operating expenses; and (ii) the payment of debt service.  Other sources of cash include debt financing and the sale of additional BUCs.

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

Consolidated Liquidity

On a consolidated basis, cash provided by operating activities for the six months ended June 30, 2008 decreased approximately $301,000 compared to the same period a year earlier mainly due to changes in working capital components.  Cash from investing activities increased approximately $43.5 million, for the six months ended June 30, 2008 compared to the same period in 2007.  In 2008, cash provided investing activities of approximately $1.6 million resulted from the sale of the Deerfield and Chandler Creek bonds offset by the purchase of Bridle Ridge Apartments and Woodlynn Village bonds.  In 2007, investing activities resulted in net cash used of approximately $42.0 million due to the purchase of the MF Properties in second quarter 2007 and the purchase of additional bond investments. Cash from financing activities decreased approximately $52.3 million for the six months ended June 30, 2008 compared to the same period in 2007.  In 2008, cash used in financing activities totaled approximately $9.9 million due to the payment of distributions and the net reduction of outstanding debt.  In 2007, cash provided by financing activities resulted mainly from the sale of Beneficial Unit Certificates and the net increase in debt.

Historically, our primary leverage vehicle has been the Merrill Lynch P-Float program.  Credit rating downgrades at Merrill Lynch resulted in a significant increase in Merrill Lynch’s cost of borrowing which, in turn, resulted in a significantly higher interest rate on the Company’s P-Float financing.  As discussed in Note 5 to the financial statements, on June 26, 2008, the Company effectively replaced the Merrill Lynch P-Float program by entering into an agreement for a TOB facility agreement with Bank of America.  The new TOB facility functions in much the same fashion as the P-Float program.  In connection with the TOB facility tax-exempt mortgage revenue bonds are placed into trusts which issue senior securities (known as “Floater Certificates”) to unaffiliated institutional investors and subordinated residual interest securities (known as “Inverse Certificates”) to the Company.  Net proceeds generated by the sale of the Floater Certificates are then remitted to the Company and accounted for as secured borrowings and, in effect, provide variable-rate financing for the acquisition of tax-exempt mortgage revenue bonds and other investments meeting the Company’s investment criteria and for other purposes. The new TOB facility is a one year agreement with a one year renewal option and bears a variable interest rate at a weekly floating bond rate, is the SIFMA floating index, plus associated remarketing, credit enhancement, liquidity and trustee fees.

On June 26, 2008, as part of the new TOB facility, Bank of America funded a $65.1 million bridge loan which was used to retire the Merrill Lynch P-float program debt.  On July 3, 2008, the new TOB facility was closed and the resulting Floater Certificates were sold.  The closing of the TOB facility resulted in debt proceeds of approximately $76.7 million.  After repayment of the bridge loan and related fees and expenses, net proceeds of approximately $10.8 million were remitted to the Company for investment in additional tax-exempt mortgage bonds and other investments consistent with its investment policies and for other purposes.  During the six months ended June 30, 2008 and 2007, the Company’s average effective interest rate on P-Float program debt was 5.3% and 4.4%, respectively.  The initial variable interest rate at closing of the TOB facility was 3.27% calculated as the SIFMA index of 1.62% plus fees of 1.65%.
In the long-term, the General Partner believes that cash provided by the Company’s tax-exempt mortgage revenue bonds and other investments will be adequate to meet its projected liquidity requirements, including the payment of expenses, interest and distributions to BUC holders.  The Company’s regular annual distributions are currently equal to $0.54 per BUC, or $0.135 per quarter per BUC.  In recent years CAD excluding contingent interest and realized gains has not been sufficient to fully fund such distributions without utilizing cash reserves to supplement the deficit.  During the third quarter of 2007, CAD exceeded the quarterly distribution amount of $0.135 per BUC.  During the fourth quarter of 2007 and the first 2 quarters of 2008 CAD was lower than the quarterly distribution amount as a result of the increased borrowing costs associated with our P-Float debt.  The closing of the new TOB facility and the resulting anticipated decrease in cost of borrowings compared to recent costs in the P-Float program is expected to have a positive impact on CAD in the future.

Cash Available for Distribution

Management utilizes a calculation of CAD as a means to determine the Partnership’s ability to make distributions to BUC holders.  The General Partner believes that CAD provides relevant information about its operations and is necessary along with net income for understanding its operating results.  To calculate CAD, amortization expense related to debt financing costs and bond reissuance costs, Tier 2 income due to the General Partner as defined in the Agreement of Limited Partnership, interest rate derivative expense or income, provision for loan losses, impairments on bonds, losses related to VIEs including depreciation expense are added back to the Company’s net income (loss) as computed in accordance with GAAP. Management evaluates two measures of CAD by further breaking down the calculation into Total CAD and CAD excluding contingent interest and realized gains.  There is no generally accepted methodology for computing CAD, and the Company’s computation of CAD may not be comparable to CAD reported by other companies.  Although the Company considers CAD to be a useful measure of its operating performance, CAD should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP.

The Partnership’s regular annual distributions are currently equal to $0.54 per BUC, or $0.135 per quarter per BUC.  In recent years CAD excluding contingent interest and realized gains has not been sufficient to fully fund such distributions without utilizing cash reserves to supplement the deficit.  During the third quarter of 2007 CAD exceeded the quarterly distribution amount of $0.135 per BUC.  During the fourth quarter of 2007 and the first two quarters of 2008 CAD was lower than the quarterly distribution amount as a result of the increased borrowing costs associated with our P-Float debt.  The closing of the new TOB facility and the resulting anticipated decrease in cost of borrowings compared to recent costs in the P-Float program is expected to have a positive impact on CAD in the future.  The General Partner currently expects to maintain the annual distribution amount of $0.54 per BUC.

The following tables show the calculation of CAD.
	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net income	$272,217	$761,938	$285,619	$1,700,715
Net loss related to VIEs and eliminations due to consolidation	861,654	875,200	1,514,437	1,191,084
Income before impact of VIE consolidation	1,133,871	1,637,138	1,800,056	2,891,799
Change in fair value of derivatives and interest rate cap amortization	(144,863)	(149,839)	38,328	(117,886)
Tier 2 Income distributable to the General Partner	(13,796)	(57,830)	(13,796)	(57,830)
Depreciation and amortization expense (Partnership only)	468,201	6,657	1,098,399	13,315
CAD	$1,443,413	$1,436,126	$2,922,987	$2,729,398

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
CAD	$1,443,413	$1,436,126	$2,922,987	$2,729,398

Contingent interest	55,186	231,319	55,186	231,319

CAD excluding contingent interest	$1,388,227	$1,204,807	$2,867,801	$2,498,079

Weighted average number of units outstanding,
basic and diluted	13,512,928	13,050,565	13,512,928	11,453,121

Net income, basic and diluted, per unit	$0.08	$0.12	$0.13	$0.25

Total CAD per unit	$0.11	$0.11	$0.22	$0.24
CAD from contingent interest per unit	$0.01	$0.02	$0.01	$0.02
CAD excluding contingent interest per unit	$0.10	$0.09	$0.21	$0.22

Contractual Obligations

The Partnership has the following contractual obligations as of June 30, 2008:

		Payments due by period
			Less than	1-2
		Total	1 year	years
Debt financing		$85,011,372	$65,091,372	$19,920,000
Effective Interest Rate(s)	(1)		4.72%	4.10%
Interest	(2)	$3,892,020	$3,075,300	$816,720

(1) Interest rates shown are the average effective rate as of June 30, 2008.
(2) Interest shown is estimated based upon current effective interest rates through maturity.

The table above reflects the changes in the Company’s debt financing as discussed in footnote 5.

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States.  SFAS No. 162 is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’”.  SFAS No. 162 is not expected to have a material impact on our financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”).  This statement changes the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  This statement is effective for the Company on January 1, 2009. Because the provisions of this statement are disclosure related, the Company does not believe that the adoption of this statement will have a material effect on our financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No. 115 (“SFAS No. 159”).  This statement permits, but does not require, entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 was effective for the Company beginning on January 1, 2008.  The Company elected not to adopt the provisions of SFAS No. 159 with respect to any financial instruments held by the Company as of or after January 1, 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of the Company’s 2007 Annual Report on Form 10-K.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures.  The Partnership's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Partnership's current disclosure controls and procedures are effective, providing them with material information relating to the Partnership as required to be disclosed in the reports the Partnership files or submits under the Exchange Act on a timely basis.

Changes in internal control over financial reporting.  The Partnership’s Chief Executive Officer and Chief Financial Officer have determined that there were no changes in the Partnership's internal control over financial reporting during the Partnership’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

10(a)                   Shortfall, Fee and Collateral Agreement, dated June 26, 2008, between Registrant and Bank of America, N.A.

10(b)                   Promissory Note, dated June 26, 2008, between Registrant and Bank of America, N.A.

10(c)                   Series Trust Agreement for Austin Trust, Series 10000, by and between Bank of America, National Association, as trustor, and Deutsche Bank Trust Company Americas, as trustee and tender agent, dated as of July 3, 2008

10(d)                   Series Trust Agreement for Austin Trust, Series 10001, by and between Bank of America, National Association, as trustor, and Deutsche Bank Trust Company Americas, as trustee and tender agent, dated as of July 3, 2008

10(e)                   Series Trust Agreement for Austin Trust, Series 10002, by and between Bank of America, National Association, as trustor, and Deutsche Bank Trust Company Americas, as trustee and tender agent, dated as of July 3, 2008

10(f)                   Series Trust Agreement for Austin Trust, Series 10003, by and between Bank of America, National Association, as trustor, and Deutsche Bank Trust Company Americas, as trustee and tender agent, dated as of July 3, 2008

10(g)                   Interest Rate Cap Transaction Confirmation letter, dated July 7, 2008, between the Registrant and U.S. Bank, N.A.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

By America First Capital
   Associates Limited
   Partnership Two, General
   Partner of the Partnership

By  Burlington Capital Group LLC,
   General Partner of
   America First Capital
   Associates Limited
   Partnership Two

Date: August 7, 2008	/s/ Lisa Y. Roskens
Lisa Y. Roskens
Chief Executive Officer
Burlington Capital Group LLC, acting in its capacity as general partner of the General Partner of America First Tax Exempt Investors, L.P.