Form 10-Q
period 2008-09-30
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2008-11-07
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
YES  ☒ NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non- accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 YES  ☐  NO  ☒

INDEX

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1A	Risk Factors	30
Item 6	Exhibits	30
	SIGNATURES	31

Forward-Looking Statements

This report (including, but not limited to, the information contained in “Management's Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements that reflect management's current beliefs and estimates of future economic circumstances, industry conditions, the Company's performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Company and the investments it has made constitute forward-looking statements. Beneficial Unit Certificate (“BUC”) holders and others should understand that these forward-looking statements are subject to numerous risks and uncertainties and a number of factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. These factors include general economic and business conditions such as the availability and credit worthiness of prospective tenants, lease rents, operating expenses, the terms and availability of financing for properties financed by the tax-exempt mortgage revenue bonds owned by the Partnership, adverse changes in the real estate markets from governmental or legislative forces, lack of availability and credit worthiness of counterparties to finance future acquisitions and interest rate fluctuations and other items discussed under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in Item 1A of Part II of this report.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2008	2007
Assets
Cash and cash equivalents	$9,981,764	$14,821,946
Restricted cash	9,772,078	2,865,890
Interest receivable	889,723	534,699
Tax-exempt mortgage revenue bonds	58,757,179	66,167,116
Real estate assets:
Land	11,528,149	10,357,004
Buildings and improvements	105,946,131	99,218,397
Real estate assets before accumulated depreciation	117,474,280	109,575,401
Accumulated depreciation	(34,358,035)	(31,543,780)
Net real estate assets	83,116,245	78,031,621
Other assets	3,941,696	2,457,736
Total Assets	$166,458,685	$164,879,008

Liabilities
Accounts payable, accrued expenses and other liabilities	$7,649,152	$6,808,458
Distribution payable	2,432,327	2,432,327
Debt financing	76,745,237	71,395,000
Mortgages payable	26,450,800	19,920,000
Total Liabilities	113,277,516	100,555,785

Commitments and Contingencies (Note 9)

Minority interest	58,123	48,756

Partners' Capital
General partner	324,491	348,913
Beneficial Unit Certificate holders	104,273,403	112,880,314
Unallocated deficit of variable interest entities	(51,474,848)	(48,954,760)
Total Partners' Capital	53,123,046	64,274,467
Total Liabilities and Partners' Capital	$166,458,685	$164,879,008

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For Three	For Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Income:
Total property revenue	$4,664,068	$4,438,001	$13,975,909	$11,522,407
Mortgage revenue bond investment income	1,016,176	1,143,354	3,281,565	2,197,647
Other income	81,612	128,957	26,718	646,832
	5,761,856	5,710,312	17,284,192	14,366,886
Expenses:
Real estate operating (exclusive of items shown below)	2,941,474	2,828,252	8,346,057	6,979,224
Depreciation and amortization	1,429,172	1,279,426	3,944,919	2,336,309
Interest	835,382	1,119,930	3,234,830	2,174,827
General and administrative	394,810	374,623	1,315,275	1,067,730
	5,600,838	5,602,231	16,841,081	12,558,090

Minority interest in net loss of consolidated subsidiary	911	5,232	4,437	5,232

Net income	$161,929	$113,313	$447,548	$1,814,028

Net income allocated to:
General Partner	$11,676	$9,817	$42,921	$94,252
BUC holders	1,155,904	971,954	2,924,715	3,779,318
Unallocated deficit of variable interest entities	(1,005,651)	(868,458)	(2,520,088)	(2,059,542)
	$161,929	$113,313	$447,548	$1,814,028
BUC holders' interest in net income per unit
(basic and diluted):
Net income, basic and diluted, per unit	$0.09	$0.07	$0.22	$0.31
Weighted average number of units
outstanding, basic and diluted	13,512,928	13,512,928	13,512,928	12,147,269

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

		Beneficial Unit Certificate holders		Unallocated deficit of variable interest entities		Accumulated Other Comprehensive Income (Loss)

	General Partner
		# of Units	Amount		Total
Balance at January 1, 2008	$348,913	13,512,928	$112,880,314	$(48,954,760)	$64,274,467	$(3,581,844)
Comprehensive income:
Net income	42,921	-	2,924,715	(2,520,088)	447,548	-
Unrealized loss on securities	(48,916)	-	(4,842,726)	-	(4,891,642)	(4,891,642)
Total comprehensive loss					(4,444,094)
Distributions paid or accrued	(1,234,591)	-	(5,472,736)	-	(6,707,327)	-
Reclassification of Tier II income	1,216,164	-	(1,216,164)	-	-	-
Balance at September 30, 2008	$324,491	13,512,928	$104,273,403	$(51,474,848)	$53,123,046	$(8,473,486)

		Beneficial Unit Certificate holders		Unallocated deficit of variable interest entities		Accumulated Other Comprehensive Loss

	General Partner
		# of Units	Amount		Total
Balance at January 1, 2007	$1,526,062	9,837,928	$90,722,467	$(45,502,169)	$46,746,360	$(722,435)
Sale of Beneficial Unit Certificates		3,675,000	27,518,131		27,518,131
Comprehensive income:
Net income	94,252	-	3,779,318	(2,059,542)	1,814,028	-
Unrealized loss on securities	(4,886)	-	(483,617)	-	(488,503)	(488,503)
Total comprehensive income					1,325,525
Distributions paid or accrued	(639,924)	-	(4,976,611)	-	(5,616,535)	-
Balance at September 30, 2007	$975,504	13,512,928	$116,559,688	$(47,561,711)	$69,973,481	$(1,210,938)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net income	$447,548	$1,814,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,944,919	2,336,309
Interest rate cap income	(144,888)	(63,282)
Loss on sale of securities	18,524	-
Minority interest in net loss of consolidated subsidiary	(4,437)	(5,232)
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(355,024)	(762,652)
(Increase) decrease in other assets	(67,709)	272,551
Decrease in accounts payable, accrued expenses and other liabilities	(1,015,573)	(1,006,344)

Net cash provided by operating activities	2,823,360	2,585,378

Cash flows from investing activities:
Proceeds from the sale of tax-exempt bonds	14,846,363	28,800,000
Acquisition of tax-exempt mortgage revenue bonds	(12,435,000)	(55,148,998)
Increase in restricted cash	(6,906,188)	(1,973,526)
Capital expenditures	(502,350)	(452,248)
Acquisition of partnerships	(7,466,097)	(9,220,390)
Principal payments received on tax-exempt mortgage revenue bonds	63,334	37,500
Proceeds from termination of derivatives	54,000	-
Principal payments received on taxable loans	100,000	-

Net cash used in investing activities	(12,245,938)	(37,957,662)

Cash flows from financing activities:
Distributions paid	(6,707,327)	(4,750,403)
Swap payments	(25,341)	-
Proceeds from mortgages payable	6,530,800	19,920,000
Increase in liabilities related to restricted cash	1,906,188	1,973,526
Debt financing costs paid	(1,487,161)	(1,271,266)
Repayment of liabilities assumed	-	(15,112,771)
Proceeds from debt financing	76,745,237	13,300,000
Principal payments on debt financing and note payable	(71,395,000)	(130,000)
Acquisition of interest rate cap agreements	(985,000)	(83,000)
Sale of Beneficial Unit Certificates	-	27,518,131

Net cash provided by financing activities	4,582,396	41,364,217

Net increase in cash and cash equivalents	(4,840,182)	5,991,933
Cash and cash equivalents at beginning of period	14,821,946	8,476,928

Cash and cash equivalents at end of period	$9,981,764	$14,468,861

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,061,100	$1,513,304
Supplemental disclosure of non-cash financing and investing activities:
Liabilites assumed in the acquisition of partnerships	$49,921	$15,742,740
Distributions declared but not paid	$2,432,327	$2,432,510

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

The consolidated financial statements of the “Company” reported in this Form 10-Q include the assets and results of operation of the Partnership, the multifamily apartment properties (the “MF Properties”) owned by various limited partnerships in which one of the Partnership’s wholly-owned subsidiaries (each a “Holding Company”) holds a 99% limited partner interest and eight other entities that own and operate multifamily apartment properties in which the Partnership does not hold an ownership interest but which are treated as variable interest entities of which the Partnership has been determined to be the primary beneficiary (the “VIEs”).  Stand alone financial information of the Partnership reported in this Form 10-Q include only the assets and results of operation of the Partnership and the MF Properties without the consolidation of the VIEs.  In the Company’s consolidated financial statements, all transactions and accounts between the Partnership, the MF Properties and the VIEs have been eliminated in consolidation.  The General Partner does not believe that the consolidation of the VIEs impacts the Partnership’s tax status, amounts reported to Beneficial Unit Certificate (“BUC”) holders on IRS Form K-1, the Partnership’s ability to distribute tax-exempt income to BUC holders, the current level of quarterly distributions or the tax-exempt status of the underlying mortgage revenue bonds.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The accompanying interim unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position as of September 30, 2008, and the results of operations for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Cash distributions are currently made on a quarterly basis but may be made on a monthly or semiannual basis at the election of AFCA 2.  On each distribution date, Net Interest Income is distributed 99% to the BUC holders and 1% to AFCA 2 and Net Residual Proceeds are distributed 100% to BUC holders except that Net Interest Income and Net Residual Proceeds representing contingent interest in an amount equal to 0.9% per annum of the principal amount of the mortgage bonds on a cumulative basis (defined as Net Interest Income (Tier 2) and Net Residual Proceeds (Tier 2), respectively) are distributed 75% to the BUC holders and 25% to AFCA 2.

The Agreement of Limited Partnership also allows the General Partner to withhold, from time to time, Interest Income and Residual Proceeds and to place these amounts into a reserve to provide funding for working capital or additional investments.  In 2005, the General Partner placed Net Residual Proceeds representing contingent interest of approximately $10.9 million into the reserve.  If and when the General Partner determines that this contingent interest is no longer to be held in reserve and is to be distributed, it is anticipated that it will be distributed as Net Residual Proceeds (Tier 2) as defined in the Agreement of Limited Partnership.  As such, these funds will be distributed 75% to the BUC holders and 25% to the General Partner.  On both June 30 and September 30, 2008, the General Partner determined that approximately $2.4 million of the Net Residual Proceeds previously placed in reserve were no longer to be held in reserve and would be distributed as Net Residual Proceeds (Tier 2).  Accordingly, an entry has been recorded in the Company’s consolidated financial statements to allocate such Net Residual Proceeds 75% to the BUC holders and 25% to the General Partner in preparation for such distribution.  As of September 30, 2008, approximately $4.8 million representing Tier 2 income has not been distributed and remains in the reserve.

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

3.  Investments in Tax-Exempt Mortgage Revenue Bonds

The tax-exempt mortgage revenue bonds owned by the Company have been issued to provide construction and/or permanent financing of multifamily residential properties. The Company had the following investments in tax-exempt mortgage revenue bonds as of dates shown:

	September 30, 2008
Description of Tax-Exempt		Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	Cost	Gain	Loss	Fair Value

Clarkson College	$6,036,665	$-	$(375,458)	$5,661,207
Bella Vista	6,785,000	-	(841,544)	5,943,456
Woodland Park	15,715,000	-	(2,095,240)	13,619,760
Prairiebrook Village	5,862,000	-	(849,881)	5,012,119
Gardens of DeCordova	4,870,000	-	(813,095)	4,056,905
Gardens of Weatherford	4,702,000	-	(785,046)	3,916,954
Runnymede Apartments	10,825,000	-	(1,334,722)	9,490,278
Bridle Ridge Apartments	7,885,000	-	(738,588)	7,146,412
Woodlynn Village	4,550,000	-	(639,912)	3,910,088
	$67,230,665	$-	$(8,473,486)	$58,757,179

	December 31, 2007
Description of Tax-Exempt		Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	Cost	Gain	Loss	Fair Value

Chandler Creek Apartments	$11,500,000	$-	$(792,350)	$10,707,650
Clarkson College	6,084,960	-	(396,644)	5,688,316
Bella Vista	6,800,000	-	(380,800)	6,419,200
Deerfield Apartments	3,390,000	-	(77,614)	3,312,386
Woodland Park	15,715,000	-	(658,340)	15,056,660
Prairiebrook Village	5,862,000	-	(313,317)	5,548,683
Gardens of DeCordova	4,870,000	-	(408,108)	4,461,892
Gardens of Weatherford	4,702,000	-	(394,028)	4,307,972
Runnymede Apartments	10,825,000	-	(160,643)	10,664,357
	$69,748,960	$-	$(3,581,844)	$66,167,116

As all of the Company’s investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  Because the Company owns 100% of each of these bonds, there is no active trading market for the bonds and price quotes for the bonds are not available.  As a result, the Company bases its estimate of fair value of the tax-exempt bonds using a discounted cash flow or yield to maturity analysis performed by the General Partner. This calculation methodology encompasses judgment in its application.  If available, the General Partner may also consider price quotes on similar bonds or other information from external sources, such pricing services.

As of September 30, 2008, all of the Company’s tax-exempt mortgage revenue bonds were valued using management’s discounted cash flow and yield to maturity analyses.  Pricing services, broker quotes and management’s analyses provide indicative pricing only.  Due to the limited market for the tax-exempt bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the bonds.

Unrealized gains or losses on these tax-exempt bonds are recorded in accumulated other comprehensive income (loss) to reflect quarterly changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. As of September 30, 2008, the Clarkson College and Bella Vista investments have been in an unrealized loss position for greater than twelve months.  The remaining bonds in an unrealized loss position have been so for less than twelve months.  The current unrealized losses on the bonds are not considered to be other-than-temporary because the Company has the intent and ability to hold these securities until their value recovers or until maturity, if necessary. The unrealized gain or loss will continue to fluctuate each reporting period based on the market conditions and present value of the expected cash flow.

In general, credit and capital markets have deteriorated over the last four quarters.  The deterioration has negatively impacted the fair value of the bonds as shown in the tables above.  If uncertainties in these markets continue, the markets deteriorate further or the Company experiences further deterioration in the values of its investment portfolio, the Company may recognize impairments to its investment portfolio through earnings which would negatively impact the Company’s results of operations.

In May 2008, the bond trustee for the Prairiebrook Village bonds, acting on behalf of the Company, filed a petition of foreclosure on the mortgage securing the bonds. In October 2008, the Company received approximately $4.5 million from the trustee representing unused bond proceeds.  The Company intends to sell the land owned by the project as part of the foreclosure.  After the sale of the land, the Company will pursue the project owner and project developer for any remaining unpaid bond principal based upon guarantees by these entities.  Based upon the expected land sale proceeds of $350,000 to $450,000, the Company expects to receive between $900,000 and $1.0 million from the owner and developer from such guarantees.  Such guarantees are set out in a Guarantee of Completion, Stabilization, Debt Service Reserve and Recourse Obligations agreement executed by the owner and developer.

In April 2008, the Chandler Creek bonds were sold for $11.5 million plus accrued interest.  In March 2008, the Deerfield bonds were sold for $3.4 million plus accrued interest and the repayment of a $100,000 taxable loan which had been made by the Partnership to the owner of Deerfield Apartments. The proceeds from these sales were used for the repayment of debt and for general working capital needs.

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

The Company has determined that the underlying entities that own the Woodlynn Village and Bridle Ridge Apartments which are financed by bonds owned by the Partnership do not meet the definition of a VIE and, accordingly, their financial statements are not required to be consolidated into the Company’s consolidated financial statements under FIN 46R.

4.  Real Estate Assets

To facilitate its investment strategy of acquiring additional tax-exempt mortgage bonds secured by multifamily apartment properties (“MF Properties”), the Partnership has caused its Holding Companies to acquire 99% limited partner positions in the seven limited partnerships that own the MF Properties.  The general partners of these partnerships are unaffiliated parties and their 1% ownership interest in these limited partnerships is reflected in the Company’s consolidated financial statements as minority interests.  The Partnership expects to ultimately restructure the property ownership through a sale of the MF Properties and a syndication of low income housing tax credits (“LIHTCs”).  The Partnership expects to provide the tax-exempt mortgage revenue bonds to the new property owners as part of the restructuring.  Such restructurings will generally be expected to be initiated within 36 months of the initial investment in MF Properties and will often coincide with the expiration of the compliance period relating to LIHTCs previously issued with respect to the MF Property.  The Partnership will not acquire LIHTCs in connection with these transactions.

At September 30, 2008, the Partnership held an interest in seven MF Properties containing 668 rental units, of which four are located in Ohio, two are located in Kentucky and one is located in Virginia.  The MF Property located in Virginia is known as The Commons at Churchland (“Churchland”) and was acquired on August 29, 2008 for a $7.5 million purchase price plus transaction expenses of approximately $400,000.  The purchase price was funded through a first mortgage loan of $5.5 million, a second mortgage loan of $1.0 million and cash of approximately $1.4 million.  The cash portion of the purchase price was funded by cash on hand.

After the close of the quarter the Partnership purchased an interest in an eighth MF Property containing 128 rental units, located in Georgia. The MF Property is known as Glynn Place and was acquired on October 30, 2008 for a $5.4 million purchase price plus transaction expenses of approximately $500,000.  The purchase price was funded through a mortgage loan of $4.5 million and cash of approximately $1.4 million.  The cash portion of the purchase price was funded by cash on hand.

In addition to the MF Properties, the Partnership consolidates the assets and results of operation of the VIEs in accordance with FIN 46R.  Although the assets of the VIEs are consolidated, the Partnership has no ownership interest in the VIEs other than to the extent they serve as collateral for the tax-exempt mortgage revenue bonds owned by the Partnership.  The results of operations of those properties are recorded by the Company in consolidation but any net income or loss from these properties does not accrue to the BUC holders or the general partner, but is instead included in "Unallocated deficit of variable interest entities.”

5.  Debt Financing and Mortgages Payable

Historically, the Company’s long-term debt has been provided by securitization of existing tax-exempt mortgage revenue bonds through the Merrill Lynch P-Float program which was accounted for as secured borrowings.  On June 26, 2008, the Company effectively replaced the Merrill Lynch P-Float program by entering into an agreement for a new tender option bond credit facility (“TOB facility”) agreement with Bank of America.  The new TOB facility functions in much the same fashion as the P-Float program.  In connection with the TOB facility, tax-exempt mortgage revenue bonds are placed into trusts which issue senior securities (known as “Floater Certificates”) to unaffiliated institutional investors and subordinated residual interest securities (known as “Inverse Certificates”) to the Company.  Net proceeds generated by the sale of the Floater Certificates are then remitted to the Company and accounted for as secured borrowings and, in effect, provided variable-rate financing for the acquisition of additional tax-exempt mortgage revenue bonds and other investments meeting the Company’s investment criteria and for other purposes. The new TOB facility is a one-year agreement with a one-year renewal option held by Bank of America and bears a variable interest rate at a weekly floating bond rate, the Securities Industry and Financial Markets Association (“SIFMA”) floating index, plus associated remarketing, credit enhancement, liquidity and trustee fees.

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

Prior to June 26, 2008, the Company’s financing was concentrated with Merrill Lynch through the P-Float program.   Credit rating downgrades at Merrill Lynch resulted in an increase in the Company’s cost of borrowing under the P-Float program.  During the three months ended September 30, 2008, the Company’s average effective interest rate on the TOB facility was approximately 4.5%.  During the nine months ended September 30, 2008 and 2007, the Company’s average effective interest rate on the P-Float and TOB facility was approximately 4.2% and 4.4%, respectively.

Churchland was financed with first and second mortgage loans totaling approximately $6.5 million, a $5.5 million first mortgage and a $1.0 million second mortgage. The interest rate on the first mortgage is variable and is calculated as one month LIBOR plus 2.55%.  As of the transaction date, LIBOR was 2.471% and the interest on the mortgage was 5.021% per annum.  The first mortgage matures in September 2013.  The interest rate on the second mortgage loan is fixed for the first 36 months at 6.0% and then switches to LIBOR plus 3.0% for the remaining term.  The second mortgage matures in November 2013.  The Company has guaranteed the payment of certain exceptions from the non-recourse provisions, should they arise, in connection with these mortgage loans.

In connection with the 2007 acquisition of the six MF Properties located in Ohio and Kentucky, a mortgage loan of approximately $19.9 million was obtained.  The interest rate on this mortgage is variable and is calculated as one month LIBOR plus 1.55%.  As of September 30, 2008, one month LIBOR was 2.5% and the interest on the mortgage was 4.0%. The mortgage matures in July 2009.  The Company has guaranteed the payment of certain exceptions from the non-recourse provisions and certain environmental obligations, should they arise, in connection with the loan.

6.  Transactions with Related Parties

The General Partner is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its tax-exempt mortgage revenue bonds or other tax-exempt investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. For the three and nine months ended September 30, 2008, the Partnership paid administrative fees to AFCA 2 of approximately $76,000 and $252,000, respectively. For the three and nine months ended September 30, 2007, the Partnership paid administrative fees to AFCA 2 of approximately $76,000 and $165,000, respectively.  In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the tax-exempt mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these tax-exempt mortgage revenue bonds and totaled approximately $78,000 and $246,000 for the three and nine months ended September 30, 2008 respectively. For the three and nine months ended September 30, 2007, these administrative fees totaled approximately $78,000 and $211,000, respectively.

AFCA 2 earned mortgage placement fees in connection with the acquisition of certain tax-exempt mortgage revenue bonds.  These mortgage placement fees were paid by the owners of the respective property and, accordingly, have not been reflected in the accompanying condensed consolidated financial statements because these properties are not considered VIEs. During the three and nine months ended September 30, 2008, AFCA 2 earned mortgage placement fees of approximately $0 and $61,250, respectively. There were no such fees earned during the first nine months of 2007.

An affiliate of AFCA 2, America First Property Management Company, LLC (“Properties Management”), was retained to provide property management services for some of the properties financed with tax-exempt bonds held by the Partnership (including certain VIEs) and each MF Property. The management fees paid to Properties Management amounted to approximately $207,000 for the three months ended September 30, 2008, and $165,000 for the three months ended September 30, 2007. The management fees paid to Properties Management amounted to approximately $541,000 during the first nine months of 2008, and $415,000 during the first nine months of 2007. These management fees are not Partnership expenses but are recorded on the Company’s financial statements for each VIE and MF Property. Such fees are paid out of the revenues generated by the properties prior to the payment of any interest on the tax-exempt mortgage revenue bonds and taxable loans held by the Partnership on these properties. For the MF Properties, these management fees are considered real estate operating expenses.

The shareholders of the five VIEs are employees of The Burlington Capital Group LLC, the general partner of AFCA 2 (“Burlington”) who are not involved in the operation or management of the Company and who are not executive officers or managers of Burlington.

7.  Interest Rate Derivative Agreements

As of September 30, 2008, the Company had three derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing and mortgages payable. The terms of the derivative agreements were as follows:

	Principal Notional Amount	Effective Capped Rate		Maturity Date	Purchase Price
Date Purchased						Counterparty

February 1, 2003	$15,000,000	2.95%	(1)	January 1, 2010	$608,000	Bank of America

June 29, 2007	$19,920,000	8.30%		July 1, 2009	$17,500	JP Morgan

July 7, 2008	$60,000,000	2.50%		August 1, 2011	$985,000	US Bank
(1) The counterparty has exercised the right to convert the cap into a fixed rate swap effective
February 1, 2008. Under the terms of the swap arrangement, the Partnership pays a fixed rate of 2.95%.

On July 7, 2008, the Company entered into agreements with US Bank to terminate two interest rate cap derivatives and to acquire a new interest rate cap derivative.  The two terminated interest rate cap derivatives had a total notional amount of $20.0 million and an effective cap rate before remarketing, credit enhancement, liquidity and trustee fees of 4.0%.  The newly acquired interest rate cap derivative has a notional amount of $60.0 million and an effective cap rate before remarketing, credit enhancement, liquidity and trustee fees of 2.5%.  After considering the current TOB facility fees, the new interest rate cap derivative caps $60.0 million of the Company’s variable rate debt at an effective rate of 4.15% thus reducing the Company’s exposure to significant increases in the SIFMA index.  The Company received payment from US Bank for termination of the two interest rate cap derivatives totaling $54,000 and paid US Bank $985,000 for the new interest rate cap derivative.

On February 1, 2008, Bank of America elected to exercise its option to convert the $15.0 million interest rate cap to a fixed rate swap at a rate of 2.95%. Under the terms of the swap, the Company will pay the fixed rate of interest to Bank of America and will receive a variable rate of interest from same based on the SIFMA Municipal Swap Index rate.  This rate is set weekly and settlements under the swap agreement will be made monthly based on the original notional amount.  The Company is required to maintain a restricted compensating balance with the Bank of America based on the present value of the projected future payments for the duration of the swap agreement.  After considering the current TOB facility fees, this swap effectively fixes the interest rate on $15.0 million of the Company’s variable rate debt at 4.6%.

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value. The interest rate derivatives at September 30, 2008 are included in other assets on the consolidated balance sheet and totaled approximately $1.1 million. Changes in fair value are included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an approximate $183,000 and $145,000 decrease in interest expense for the three and nine months ended September 30, 2008, respectively. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $116,000 and reduction of interest expense of approximately $2,000 for the three and nine months ended September 30, 2007, respectively.

8.  Segment Reporting

The Company consists of three reportable segments, Tax-Exempt Bond Investments, MF Properties, and VIEs.  In addition to the three reportable segments, the Company also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

Tax-Exempt Bond Investments Segment

The Tax-Exempt Bond Investments segment consists of the Company’s portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  Such tax-exempt bonds are held as long-term investments.  As of September 30, 2008, the Company held eleven tax-exempt bonds (secured by nine properties) not associated with VIEs and eight tax-exempt bonds associated with VIEs.  The multifamily apartment properties financed by these tax-exempt bonds contain a total of 2,901 rental units.

MF Properties Segment

The MF Properties segment consists of indirect equity interests in multifamily apartment properties which are not financed by tax-exempt bonds held by the Company but which the Company eventually intends to finance by such bonds through a restructuring.  In connection with any such restructuring, the Company will be required to dispose of any equity interest held in such MF Properties.  The Company’s interests in its current MF Properties were not classified as Assets Held for Sale at September 30, 2008 because the Company is not actively marketing them for sale, there was no definitive purchase agreement in existence and, therefore, no sale was expected in the next twelve months.  During the time the Company holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Company in accordance with its interest in the MF Property.  Any such cash distribution will contribute to the Company’s Cash Available for Distribution (“CAD”).  As of September 30, 2008, the Company held interests in seven MF Properties containing a total of 668 rental units.

The VIE segment

The VIE segment consists of multifamily apartment properties which are financed with tax-exempt bonds held by the Partnership, the assets, liabilities and operating results of which are consolidated with those of the Partnership as a result of FIN 46R.  The tax-exempt bonds on these VIE properties are eliminated from the Company’s financial statements as a result of such consolidation, however, such bonds are held as long-term investments by the Company which continues to be entitled to receive principal and interest payments on such bonds.  The Company does not actually own an equity position in the VIEs or their underlying properties.  As of September 30, 2008, the Company consolidated eight VIE multifamily apartment properties containing a total of 1,764 rental units.

Management closely monitors and evaluates the financial reporting associated with and the operations of the VIEs and the MF Properties and performs such evaluation separately from the other operations of the Company through interaction with the respective property management companies that manage the multifamily apartment properties held by the VIEs and the MF Properties.

Management’s goals with respect to the properties constituting each of the Company’s reportable segments is to generate increasing amounts of net rental income from these properties that will allow them to (i) make all payments of base interest, and possibly pay contingent interest, on the properties included in the Tax-Exempt Bond Investments segment and the VIE segment, and (ii) distribute net rental income to the Company from the MF Properties segment until such properties can be refinanced with additional tax-exempt mortgage bonds meeting the Partnership’s investment criteria.  In order to achieve these goals, management of these multifamily apartment properties is focused on: (i) maintaining high economic occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties; and (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas.

The following table details certain key financial information for the Company’s reportable segments for the periods ended September 30, 2008 and 2007:
	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Total revenue
Tax-Exempt Bond Financing	$2,531,665	$2,710,978	$7,650,592	$7,364,096
MF Properties	1,170,145	1,038,815	3,355,015	1,038,815
VIEs	3,494,454	3,399,186	10,579,145	10,483,592
Consolidation/eliminations	(1,434,408)	(1,438,667)	(4,300,560)	(4,519,617)
Total revenue	$5,761,856	$5,710,312	$17,284,192	$14,366,886

Interest expense
Tax-Exempt Bond Financing	$597,920	$755,936	$2,537,805	$1,810,833
MF Properties	237,462	363,994	697,025	363,994
VIEs	2,287,971	2,666,547	6,801,281	6,600,995
Consolidation/eliminations	(2,287,971)	(2,666,547)	(6,801,281)	(6,600,995)
Total interest expense	$835,382	$1,119,930	$3,234,830	$2,174,827

Depreciation expense
Tax-Exempt Bond Financing	$-	$-	$-	$-
MF Properties	254,391	227,860	713,587	227,860
VIEs	715,231	551,471	2,134,119	1,602,166
Consolidation/eliminations	-	-	-	-
Total depreciation expense	$969,622	$779,331	$2,847,706	$1,830,026

Net income
Tax-Exempt Bond Financing	$1,257,763	$1,573,566	$3,406,906	$4,465,365
MF Properties	(90,183)	(591,794)	(439,270)	(591,794)
VIEs	(1,874,030)	(1,686,503)	(5,065,253)	(4,190,076)
Consolidation/eliminations	868,379	818,044	2,545,165	2,130,533
Net income	$161,929	$113,313	$447,548	$1,814,028

			September 30, 2008	December 31, 2007
Total assets
Tax-Exempt Bond Financing			$180,066,107	$182,498,714
MF Properties			40,583,546	25,774,045
VIEs			58,197,501	58,313,099
Consolidation/eliminations			(112,388,469)	(101,706,850)
Total assets			$166,458,685	$164,879,008

Total partners' capital
Tax-Exempt Bond Financing			$99,216,879	$107,735,743
MF Properties			5,812,347	4,875,632
VIEs			(67,653,024)	(62,587,772)
Consolidation/eliminations			15,746,844	14,250,864
Total partners' capital			$53,123,046	$64,274,467

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

10.  Recently Issued Accounting Pronouncements

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective November 15, 2008.  SFAS No. 162 is not expected to have a material impact on the Company’s financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”).  This statement changes the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  This statement is effective for the Company on January 1, 2009. Because the provisions of this statement are disclosure related, the Company does not believe that the adoption of this statement will have a material effect on its financial position or results of operations.

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

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS No. 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Therefore, FSP FAS No. 157-3 is effective for the consolidated financial statements included in the Company’s quarterly report for the period ended September 30, 2008. The adoption of FSP FAS No. 157-3 did not have a material impact on the Company’s consolidated financial statements.

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

Following is a description of the valuation methodologies used for the Company’s financial assets and liabilities measured at fair value:

Investments in Tax-exempt Mortgage Revenue Bonds.  The fair values of the Company’s investments in tax-exempt mortgage revenue bonds have each been based a discounted cash flow or yield to maturity analysis performed by the General Partner.  Because the Company owns 100% of each of these bonds, there is no active trading market for the bonds and price quotes for the bonds are not available.  If available, the General Partner may also consider price quotes on similar bonds or other information from external sources, such pricing services.  The estimates of the fair values of these bonds, whether estimated by the Company or based on external sources, are based largely on unobservable inputs the general partner believes would be used by market participants.  Additionally, the calculation methodology used by the external sources and the Company encompasses the use of judgment in their application. Given these facts the fair value measurement of the Company’s investment in tax-exempt mortgage revenue bonds is categorized as a Level 3 input.

Interest rate derivatives.  The fair value of the interest rate derivatives is based on a model whose significant inputs are not observable and therefore are categorized as a Level 3 input.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2008 Using,
		Quoted Prices	Significant Other Observable Inputs (Level 2)
		in Active Markets		Significant
	Assets/Liabilities	for Identical Assets		Unobservable Inputs
Description	at Fair Value	(Level 1)		(Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$58,757,179	-	-	$58,757,179
Interest Rate Derivatives	1,142,327	-	-	1,142,327
Total Assets at Fair Value	$59,899,506	$-	$-	$59,899,506

		For three months ended September 30, 2008
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage	Interest Rate Derivatives
		Revenue Bonds		Total
Beginning Balance July 1, 2008		$60,849,952	$(25,889)	$60,824,063
Total gains or losses (realized/unrealized)
Included in earnings		-	183,216	183,216
Included in other comprehensive income		(2,075,271)	-	(2,075,271)
Purchases, issuances and settlements		(17,502)	985,000	967,498
Ending Balance September 30, 2008		$58,757,179	$1,142,327	$59,899,506
Total amount of gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30, 2008		$-	$183,216	$183,216

		For nine months ended September 30, 2008
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage	Interest Rate Derivatives
		Revenue Bonds		Total
Beginning Balance January 1, 2008		$66,167,116	$12,439	$66,179,555
Total gains or losses (realized/unrealized)
Included in earnings		-	144,888	144,888
Included in other comprehensive income		(4,891,642)	-	(4,891,642)
Purchases, issuances and settlements		(2,518,295)	985,000	(1,533,295)
Ending Balance September 30, 2008		$58,757,179	$1,142,327	$59,899,506

Total amount of gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30, 2008		$-	$144,888	$144,888

Gains included in earnings for the period shown above are included in interest expense.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Management’s Discussion and Analysis, the “Partnership” refers to America First Tax Exempt Investors, L.P. and MF Properties on a consolidated basis and the “Company” refers to the consolidated financial information of the Partnership and certain entities that own multifamily apartment projects financed with mortgage revenue bonds held by the Partnership that are treated as “variable interest entities” (“VIEs”) because the Partnership has been determined to be the primary beneficiary of these entities although it does not hold an equity position in them. The consolidated financial statements of the Company include the accounts of the Partnership, the MF Properties and the VIEs. All significant transactions and accounts between the Partnership, the MF Properties and the VIEs have been eliminated in consolidation.

Critical Accounting Policies

The Company’s critical accounting policies are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  There have been no changes to those critical accounting policies during 2008, except that the Company implemented SFAS No. 157, Fair Value Measurements, on January 1, 2008 as described in Note 11.

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

Executive Summary

Recently the Company has faced a challenging operating environment as the credit and capital markets have continued to deteriorate.  Although the consequences of the credit and capital market issues are not fully known, we do not anticipate that our existing assets will be adversely affected in the long-term by these events. If uncertainties in these markets continue, the markets deteriorate further or the Company experiences further deterioration in the values of its investment portfolio, the Company may recognize impairments to its investment portfolio through earnings which could negatively impact the Company’s results of operations and ability to make cash distributions at planned levels.

The Company does not issue mortgage loans secured by mortgages on single-family residential properties.  In addition, we believe that additional demand for affordable rental housing may be created if there are continued defaults on sub-prime single family mortgages and a general contraction of credit available for single family mortgage loans.  Additional demand for rental housing may have a positive economic effect on apartment properties financed by the tax-exempt bonds held by the Company.  While we believe the current tightening of credit may also create opportunities for additional investments consistent with the Company's investment strategy because there may be fewer parties competing to acquire tax-exempt bonds issued to finance affordable housing, there can be no assurance that we will be able to finance the acquisition of additional tax-exempt bonds through either additional equity or debt financing.

Historically, our primary leverage vehicle has been the Merrill Lynch P-Float program.  Credit rating downgrades at Merrill Lynch resulted in a significant increase in Merrill Lynch’s cost of borrowing which, in turn, resulted in a significantly higher interest rate on the Company’s P-Float financing.  As discussed in Note 5 to the financial statements, on June 26, 2008, the Company effectively replaced the Merrill Lynch P-Float program by entering into an agreement for a new tender option bond credit facility (“TOB facility”) agreement with Bank of America.  The new TOB facility functions in much the same fashion as the P-Float program.  In connection with the TOB facility tax-exempt mortgage revenue bonds are placed into trusts which issue senior securities (known as “Floater Certificates”) to unaffiliated institutional investors and subordinated residual interest securities (known as “Inverse Certificates”) to the Company.  Net proceeds generated by the sale of the Floater Certificates are then remitted to the Company and accounted for as secured borrowings and, in effect, provide variable-rate financing for the acquisition of tax-exempt mortgage revenue bonds and other investments meeting the Company’s investment criteria and for other purposes. The new TOB facility is a one year agreement with a one year renewal option by Bank of America and bears a variable interest rate at a weekly floating bond rate, the Securities Industry and Financial Markets Association (“SIFMA”) floating index, plus associated remarketing, credit enhancement, liquidity and trustee fees.

On June 26, 2008, as part of the new TOB facility, Bank of America funded a $65.1 million bridge loan which was used to retire the Merrill Lynch P-float program debt.  On July 3, 2008, the new TOB facility was closed and the resulting Floater Certificates were sold.  The closing of the TOB facility resulted in debt proceeds of approximately $76.7 million.  After repayment of the bridge loan and related fees and expenses, net proceeds of approximately $10.8 million were remitted to the Company for investment in additional tax-exempt mortgage bonds and other investments consistent with its investment policies and for other purposes. The initial variable interest rate at closing of the TOB facility was 3.27% calculated as the SIFMA index of 1.62% plus fees of 1.65%. During the three months ended September 30, 2008 and 2007, the Company’s average effective interest rate on the TOB facility and P-Float program was approximately 4.2% and 4.5%, respectively.  During the nine months ended September 30, 2008 and 2007, the Company’s average effective interest rate on the P-Float and TOB facility was approximately 4.5% and 4.4%, respectively.

In the long term, the General Partner believes that cash provided by the Company’s tax-exempt mortgage revenue bonds and other investments will be adequate to meet its projected liquidity requirements, including the payment of expenses, interest and distributions to BUC holders.  The Company’s regular annual distributions are currently equal to $0.54 per BUC, or $0.135 per quarter per BUC.  For the three and nine months ended September 30, 2008, Cash Available for Distribution (“CAD”) excluding contingent interest and realized gains was not sufficient to fully fund such distributions without utilizing cash reserves to supplement the deficit. The closing of the new TOB facility, in the long-term, is expected to result in a decrease in cost of borrowings compared to recent costs in the P-Float program and to have a positive impact on CAD in the future.  The General Partner currently expects to maintain the annual distribution amount of $0.54 per BUC.  See also the discussion below regarding “Cash Available for Distribution.”

Discussion of the Partnership Bond Holdings and the Related Apartment Properties as of September 30, 2008

The Partnership’s purpose is to acquire and hold as long-term investments a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  At September 30, 2008, the Partnership held 19 tax-exempt mortgage bonds (secured by 17 properties), eight of which are secured by properties held by VIEs and, therefore, eliminated in consolidation on the Company’s financial statements.  The nine properties underlying the eleven non-consolidated tax-exempt mortgage bonds contain a total of 1,137 rental units.  At September 30, 2007, the Partnership held ten non-consolidated tax-exempt mortgage bonds secured by eight apartment properties containing a total of 1,034 rental units.

To facilitate its investment strategy of acquiring additional tax-exempt mortgage bonds secured by multifamily apartment properties, the Partnership may acquire ownership positions in apartment properties (“MF Properties”). The Partnership expects to ultimately restructure the property ownership through a sale of the MF Properties and a syndication of low income housing tax credits (“LIHTCs”).  The Partnership expects to provide the tax-exempt mortgage revenue bonds to the new property owners as part of the restructuring.   Such restructurings will generally be expected to be initiated within 36 months of the initial investment in MF Properties and will often coincide with the expiration of the compliance period relating to LIHTCs previously issued with respect to the MF Property. However, the market for syndicated LIHTCs has become very difficult over the last few quarters and there can be no assurance that these syndications and restructurings can be successfully completed within this time frame, or at all. The Partnership will not acquire LIHTCs in connection with these transactions. As of September 30, 2008 and 2007, the Partnership held indirect limited partnership interests in seven entities that own MF Properties containing a total of 668 rental units including a 124 unit apartment complex in Chesapeake, Virginia (“Churchland”) that was acquired on August 29, 2008.

The VIEs’ primary operating strategy focuses on multifamily apartment properties as long-term investments.  Each VIE owns one multifamily apartment property that has been financed by a tax-exempt mortgage revenue bond held by the Partnership.  As of September 30, 2008 and 2007, the Company consolidated eight VIE multifamily apartment properties containing a total of 1,764 rental units.

The following table outlines certain information regarding the apartment properties on which the Partnership holds tax-exempt mortgage bonds (separately identifying those treated as VIEs) and the MF Properties owned by the Partnership.  The narrative discussion that follows provides a brief operating analysis of each property during the first nine months of 2008.

				Percentage of Occupied Units as of September 30,		Economic Occupancy (1)
			Number of Units Occupied			for the period ended
		Number				September 30,
Property Name	Location	of Units		2008	2007	2008	2007

Non-Consolidated Properties
Clarkson College	Omaha, NE	142	120	85%	92%	67%	72%
Bella Vista Apartments	Gainesville, TX	144	140	97%	92%	93%	66%
Woodland Park (2)	Topeka, KS	236	n/a	n/a	n/a	n/a	n/a
Runnymede Apartments (3)	Austin, TX	252	165	65%	n/a	69%	n/a
Gardens of DeCordova (2)	Granbury, TX	76	n/a	n/a	n/a	n/a	n/a
Gardens of Weatherford (2)	Weatherford, TX	76	n/a	n/a	n/a	n/a	n/a
Bridle Ridge Apartments (3)	Greer, SC	152	148	97%	n/a	80%	n/a
Woodlynn Village (3)	Maplewood, MN	59	52	88%	n/a	92%	n/a
		1,137	625	83%	92%	77%	70%

VIEs
Ashley Pointe at Eagle Crest	Evansville, IN	150	140	93%	94%	95%	91%
Ashley Square	Des Moines, IA	144	134	93%	76%	86%	80%
Bent Tree Apartments	Columbia, SC	232	219	94%	81%	85%	82%
Fairmont Oaks Apartments	Gainsville, FL	178	171	96%	97%	91%	96%
Iona Lakes Apartments	Ft. Myers, FL	350	289	83%	72%	66%	74%
Lake Forest Apartments	Daytona Beach, FL	240	229	95%	87%	91%	88%
Woodbridge Apts. of Bloomington III	Bloomington, IN	280	275	98%	100%	92%	93%
Woodbridge Apts. of Louisville II	Louisville, KY	190	179	94%	97%	92%	91%
		1,764	1636	93%	87%	85%	86%

MF Properties
Eagle Ridge	Erlanger, KY	64	55	86%	84%	79%	86%
Meadowview	Highland Heights, KY	118	109	92%	85%	95%	88%
Crescent Village	Cincinnati, OH	90	80	89%	92%	86%	94%
Willow Bend	Columbus (Hilliard), OH	92	82	89%	95%	85%	95%
Postwoods I	Reynoldsburg, OH	92	89	97%	90%	89%	91%
Postwoods II	Reynoldsburg, OH	88	83	94%	91%	92%	90%
Churchland (3)	Chesapeake, VA	124	106	85%	n/a	85%	n/a
		668	604	90%	90%	87%	91%

(1) Economic occupancy is presented for the nine months ended September 30, 2008 and 2007, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property.  This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units.  Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented, therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(2) These properties are still under construction as of September 30, 2008, and therefore have no occupancy data.
(3) Previous period occupancy numbers are not available, as this is a new investment.

Ashley Pointe – Ashley Pointe at Eagle Crest is located in Evansville, Indiana.  In the first nine months of 2008, Net Operating Income (calculated as property revenue less salaries, advertising, administration, utilities, repair and maintenance, insurance, taxes, and management fee expenses) was $475,000 as compared to $464,000 in 2007.  This increase was the result of higher property revenues due to fewer rental concessions given to tenants.

Ashley Square – Ashley Square Apartments is located in Des Moines, Iowa.  In the first nine months of 2008, Net Operating Income was $207,000 as compared to $174,000 in 2007.  This increase was the result of higher property revenue from improved occupancy.

Bella Vista –Bella Vista Apartments is located in Gainesville, Texas.  June 2007 was the first full month of operations at Bella Vista.  In the first nine months of 2008, Bella Vista’s operations resulted in Net Operating Income of $416,000 on revenue of approximately $738,000.

Bent Tree – Bent Tree Apartments is located in Columbia, South Carolina.   In the first nine months of 2008, Net Operating Income was $552,000 as compared to $549,000 in 2007.  This increase was the result of higher property revenue from improved occupancy but offset by higher real estate taxes and utilities expense.

Bridle Ridge Apartments -– Bridle Ridge Apartments is located in Greer, South Carolina.  In the first nine months of 2008, Bridle Ridge Apartments’ operations have resulted in Net Operating Income of $566,000 on revenue of approximately $773,000.

Clarkson College – Clarkson College is a 142 bed student housing facility located in Omaha, Nebraska.  In the first nine months of 2008, Net Operating Income was $300,000 as compared to $342,000 in 2007.  The decrease is attributable to lower revenues due to lower occupancy.

Crescent Village – Crescent Village Townhomes is located in Cincinnati, Ohio.  In the first nine months of 2008, Crescent Village’s operations resulted in Net Operating Income of $311,000 on revenue of approximately $566,000.

Eagle Ridge – Eagle Ridge Townhomes is located in Erlanger, Kentucky.  In the first nine months of 2008, Eagle Ridge’s operations resulted in Net Operating Income of $142,000 on revenue of approximately $342,000.

Fairmont Oaks – Fairmont Oaks Apartments is located in Gainesville, Florida.  In the first nine months of 2008, Net Operating Income was $627,000 as compared to $630,000 in 2007.  This decrease was the result of slightly higher property insurance contractual expenses offset by slightly higher rental revenues from improved occupancy.

Gardens of DeCordova – The Gardens of DeCordova Apartments is currently under construction in Granbury, Texas and will contain 76 units upon completion.  Pre-leasing for finished units has begun and final completion of the project is expected in the fourth quarter.  The originally scheduled completion date was August 2008.  The developer and principals have guaranteed completion and stabilization of the project.  The general contractor has a guaranteed maximum price contract and payment and performance bonds are in place.  The project has an additional five months of capitalized interest reserve sufficient to fund debt service beyond the expected date of completion.

Gardens of Weatherford – The Gardens of Weatherford Apartments is currently under construction in Weatherford, Texas and will contain 76 units upon completion.  Construction has been delayed significantly due to planning and zoning issues.  The current estimated completion date is August 2009 with some units available for rent prior to that date.  The originally scheduled completion date was August 2008.  The developer and principals have guaranteed completion and stabilization of the project.  The general contractor has a guaranteed maximum price contract and payment and performance bonds are in place.  The owner has represented that it will add funds to the project as required to meet potential funding shortfalls through project completion and stabilization.

Iona Lakes – Iona Lakes Apartments is located in Fort Myers, Florida.  In the first nine months of 2008, Net Operating Income was $675,000 as compared to $925,000 in 2007.  This decrease was directly related to poor occupancy trends resulting in lower revenues.  The decline in occupancy is a reflection of the poor market conditions in the Fort Myers area.

Lake Forest – Lake Forest Apartments is located in Daytona Beach, Florida.  In the first nine months of 2008, Net Operating Income was $813,000 as compared to $834,000 in 2007.  This decrease was attributable to slightly higher advertising and utility expenses.

Meadowview – Meadowview Apartments is located in Highland Heights, Kentucky.  In the first nine months of 2008, Meadowview’s operations resulted in Net Operating Income of $401,000 on revenue of approximately $690,000.

Postwoods I – Postwoods Townhomes is located in Reynoldsburg, Ohio.  In the first nine months of 2008, Postwoods I’s operations resulted in Net Operating Income of $325,000 on revenue of approximately $573,000.

Postwoods II – Postwoods Townhomes is located in Reynoldsburg, Ohio.  In the first nine months of 2008, Postwoods II’s operations resulted in Net Operating Income of $298,000 on revenue of approximately $513,000.

Runnymede Apartments – Runnymede Apartments is located in Austin, Texas.  In the first nine months of 2008, Runnymede Apartments’ operations resulted in Net Operating Income of $280,000 on revenue of approximately $1.2 million.

Churchland – The Commons at Churchland is located in Chesapeake, Virginia.  Churchland generated approximately $65,000 in Net Operating Income since its acquisition on August 29, 2008.

Willow Bend – Willow Bend Townhomes is located in Columbus (Hilliard), Ohio.  In the first nine months of 2008, Willow Bend’s operations resulted in Net Operating Income of $335,000 on revenue of approximately $582,000.

Woodbridge at Bloomington – Woodbridge Apartments at Bloomington is located in Bloomington, Indiana.  In the first nine months of 2008, Net Operating Income was $814,000 as compared to $840,000 in 2007.  The decrease is due to increased real estate taxes.

Woodbridge at Louisville – Woodbridge Apartments at Louisville is located in Louisville, Kentucky.  In the first nine months of 2008, Net Operating Income was $611,000 as compared to $555,000 in 2007.  This increase was the result of higher property revenue from improved occupancy.

Woodland Park – Woodland Park Apartments is currently under construction in Topeka, Kansas and will contain 236 units upon completion.  Finished units have been delivered and are currently leasing.  Final completion of the project is expected by April 2009.  The originally scheduled completion date was January 2009.  The developer and principals have guaranteed completion and stabilization of the project.  The general contractor has a guaranteed maximum price contract and payment and performance bonds are in place.  The project has an additional four months of capitalized interest reserve sufficient to fund debt service beyond the expected date of completion.

Woodlynn Village – Woodlynn Village is located in Maplewood, Minnesota.  In the first nine months of 2008, Woodlynn Village’s operations resulted in Net Operating Income of $244,000 on revenue of approximately $394,000.

Results of Operations

Consolidated Results of Operations

The following discussion of the Company’s results of operations for the three and nine months ended September 30, 2008 and 2007 should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007 (Consolidated)

Change in Results of Operations

	For the Three Months Ended	For the Three Months Ended

	September 30, 2008	September 30, 2007	Dollar Change
Revenues:
Property revenues	$4,664,068	$4,438,001	$226,067
Mortgage revenue bond investment income	1,016,176	1,143,354	(127,178)
Other income	81,612	128,957	(47,345)
Total Revenues	$5,761,856	$5,710,312	$51,544

Expenses:
Real estate operating (exclusive of items shown below)	2,941,474	2,828,252	113,222
Depreciation and amortization	1,429,172	1,279,426	149,746
Interest	835,382	1,119,930	(284,548)
General and administrative	394,810	374,623	20,187
Total Expenses	$5,600,838	$5,602,231	$(1,393)

Minority interest in net loss of consolidated subsidiary	911	5,232	(4,321)
Net income	$161,929	$113,313	$48,616

Property revenues.  Property revenues increased mainly as a result of revenue generated by Churchland and improved economic occupancy associated with the apartment properties of the consolidated VIEs.  MF Properties economic occupancy was 86% in 2008 and 91% in 2007.  MF Properties average monthly rents per unit for the third quarter of 2008 were $648 as compared to $624 in 2007.  VIE economic occupancy was 84% in 2008 and 83% in 2007.  For the VIEs, the average monthly rents per unit for the third quarter of 2008 were $636 as compared to $612 in 2007.

Mortgage revenue bond investment income.  Mortgage revenue bond investment income was lower in 2008 compared to 2007 due to the recognition of deferred interest income in 2007. This was partially offset by interest income generated by new bond investments in 2008.  In 2007, deferred interest totaling approximately $258,000 was recognized on one bond investment. No such deferred interest was recognized in 2008. One new bond was acquired in the fourth quarter of 2007 with a total par value of approximately $10.8 million. During the first half of 2008, two bond investments were sold and two additional bond investments were acquired with a total par value of $12.4 million.   The net impact of these purchases and sales was an increase in interest income of approximately $131,000.

Other income.  The decrease in other interest income is attributable to decreased temporary investments in liquid securities.  The proceeds from the sale of Northwoods Lake during the third quarter of 2006 created additional cash that was invested during the second quarter of 2007 in short term liquid securities.  Such additional cash was subsequently deployed to acquire long term investments.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties and the consolidated VIEs are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The real estate expense increase is related to increased insurance, professional fees, utilities and repairs expenses at the VIEs and the acquisition of Churchland.

Depreciation and amortization expense.  Depreciation and amortization expense consists primarily of depreciation associated with the apartment properties of the consolidated VIEs and the MF Properties and amortization associated with intangible assets recorded as part of the purchase accounting for the acquisition of the MF Properties and deferred costs related to the Company’s new TOB debt facility with Bank of America.  The increase in depreciation and amortization expense for the period is the result of increased depreciation expense resulting from the completion of several capital projects by VIEs in the first half of 2008, deferred finance cost amortization associated with the new TOB facility and the acquisition of Churchland.  These increases were offset by a net decrease in amortization expense associated with in-place leases on the MF Properties acquired in 2007 being fully amortized in the first quarter 2008 and only one month of amortization expense being recognized for in-place leases related to Churchland.

Interest expense.  The net decrease in interest expense was due to the mark-to-market adjustment on interest rate derivatives offset by interest expense on higher levels of borrowing. In the third quarter of 2008, the mark-to-market adjustment for interest rate derivatives reduced interest expense by $183,000 as compared to an increase in interest expense of $208,000 in 2007. This net change of $391,000 in the mark-to-market adjustment is offset by increased interest expense due to higher levels of borrowings.  Although the average interest rate on the Company’s borrowings declined to 4.5% per annum in the third quarter of 2008 as compared to 5.2% per annum in third quarter of 2007, total interest expense increased $106,000 due to higher levels of borrowing. Total outstanding debt increased from approximately $78.9 million on September 30, 2007 to approximately $103.1 million as of September 30, 2008.

General and administrative expenses.  General and administrative expenses increased due to increased administrative fees payable to the Partnership’s general partner and increased professional fees.

Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007 (Consolidated)

Change in Results of Operations

	For the Nine Months Ended	For the Nine Months Ended

	September 30, 2008	September 30, 2007	Dollar Change

Revenues:
Property revenues	$13,975,909	$11,522,407	$2,453,502
Mortgage revenue bond investment income	3,281,565	2,197,647	1,083,918
Other income	26,718	646,832	(620,114)
Total Revenues	$17,284,192	$14,366,886	$2,917,306

Expenses:
Real estate operating (exclusive of items shown below)	8,346,057	6,979,224	1,366,833
Depreciation and amortization	3,944,919	2,336,309	1,608,610
Interest	3,234,830	2,174,827	1,060,003
General and administrative	1,315,275	1,067,730	247,545
Total Expenses	$16,841,081	$12,558,090	$4,282,991

Minority interest in net loss of consolidated subsidiary	4,437	5,232	(795)
Net income	$447,548	$1,814,028	$(1,366,480)

Property revenues.  Property revenues increased as a direct result of revenue generated by the MF Properties acquired in June of 2007.  The additional six months of rental revenue in 2008 from the MF properties added approximately $2.2 million.  This increase was also due to the addition of a new property, Churchland, in August of 2008. The MF Properties economic occupancy was 87% in 2008 and 91% in 2007.  MF Properties average monthly rents per unit for the third quarter of 2008 were $655 as compared to $624 in 2007.  VIE economic occupancy was 85% in 2008 and 86% in 2007.  Even though the VIE occupancy slightly decreased, the average monthly rents per unit in 2008 increased to $640 as compared to $629 in 2007 due to market rental rates.

Mortgage revenue bond investment income.  The increase in mortgage revenue bond investment income during the first nine months of 2008 compared to the first nine months of 2007 is due to income generated by the tax-exempt mortgage bonds acquired in 2007 and 2008.  A total of six new bond investments were acquired in the second quarter of 2007 with a total par value of approximately $31.2 million, one new bond investment was acquired in the fourth quarter of 2007 with a total par value of approximately $10.8 million and two bond investments were acquired in the first quarter of 2008 with a total par value of $12.4 million. During the first half of 2008, two bond investments were sold with a total par value of approximately $14.9 million. During 2007, deferred interest totaling $258,000 was recognized on one bond investment. No such deferred interest was recognized in 2008.

Other income.  The decrease in other income is attributable to decreased interest income on temporary investments in liquid securities and a net loss on sale of bonds in 2008.  The proceeds from the sale of Northwoods Lake during the third quarter of 2006 created additional cash that was invested during the first half of 2007 in short term liquid securities.  Such additional cash has subsequently been deployed to acquire long term investments. The sale of the Deerfield tax-exempt bonds resulted in a slight gain during the first quarter of 2008, however, the sale of the Chandler Creek tax-exempt bonds resulted in a net loss in the second quarter of 2008. The net effect of these sales in 2008 was a net loss. The loss on the sale was the result of the write-off of unamortized bond acquisition costs.  The Chandler Creek bonds were sold at par plus accrued interest.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties and the consolidated VIEs are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  Real estate expenses increased as a direct result of the expenses incurred by the MF Properties, which were approximately $1.0 million in 2008.  Real estate expenses related to the VIEs increased slightly compared to 2007, primarily due to increased professional fees, utilities and insurance expenses.

Depreciation and amortization expense.  Depreciation and amortization expense consists primarily of depreciation associated with the apartment properties of the consolidated VIEs and the MF Properties and amortization associated with intangible assets recorded as part of the purchase accounting for the acquisition of the MF Properties and deferred costs related to the Company’s new TOB debt facility with Bank of America.  The increase in depreciation and amortization expense for the period is the result of increased depreciation expense resulting from the completion of several capital projects by VIEs in the first half of 2008, deferred finance cost amortization associated with the new TOB facility and the acquisition of Churchland.  These increases were offset by a net decrease in amortization expense associated with in-place leases on the MF Properties acquired in 2007 being fully amortized in the first quarter 2008 and only one month of amortization expense being recognized for in-place leases related to Churchland.

Interest expense.  The interest expense increase is due to higher levels of borrowing in 2008 offset by changes in the mark-to-market adjustments for interest rate derivatives. The average interest rate on the Company’s borrowings was 4.5% per annum for nine months ended September 30, 2008 as compared to 5.0% per annum in the same months in 2007. The total outstanding debt increased from approximately $78.9 million on September 30, 2007 to approximately $103.1 million as of September 30, 2008. Even though the average interest rate on borrowings has declined, the increased level of borrowings has resulted in an increase in interest expense of approximately $1.3 million.  This increase is offset by the mark-to-market adjustment and net derivative payments resulting in a decrease in the interest expense of $172,000 for 2008 as compared to the 2007.

General and administrative expenses.  General and administrative expenses increased due to increased administrative fees payable to the Company’s general partner and increased professional fees.  Administrative fees increased as the Company is responsible for the payment of the administrative fees on a greater portion of the Company’s investments. Professional fees increased largely due to increased legal and accounting fees associated with the Company’s assessment of internal control over financial reporting pursuant to Sarbanes-Oxley Section 404.

Partnership Only Results of Operations

The following discussion of the Partnership’s results of operations for the three and nine months ended September 30, 2008 and 2007 reflects the operations of the Partnership without the consolidation of the VIEs, which is required under FIN 46R. This information is used by management to analyze the Partnership’s operations and is reflective of the segment data discussed in Note 8 to the consolidated financial statements.

Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007 (Partnership Only)

Changes in Results of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2008	September 30, 2007	Dollar Change
Revenues
Mortgage revenue bond investment income	$2,450,584	$2,580,443	$(129,859)
Property revenues	1,170,145	1,038,814	131,331
Other income	81,081	130,535	(49,454)
	3,701,810	3,749,792	(47,982)
Expenses
Real estate operating (exclusive of items shown below)	589,481	546,745	42,736
Interest expense	835,382	1,119,930	(284,548)
Depreciation and amortization expense	715,468	731,956	(16,488)
General and administrative	394,810	374,623	20,187
	2,535,141	2,773,254	(238,113)

Minority interest in net loss of consolidated subsidiary	911	5,232	(4,321)

Net income	$1,167,580	$981,770	$185,810

Mortgage revenue bond investment income.  Mortgage revenue bond investment income was lower in 2008 compared to 2007 due to the recognition of deferred interest income in 2007. This was partially offset by interest income generated by new bond investments in 2008.  In 2007, deferred interest totaling approximately $258,000 was recognized on one bond investment. No such deferred interest was recognized in 2008. One new bond was acquired in the fourth quarter of 2007 with a total par value of approximately $10.8 million. During the first half of 2008, two bond investments were sold and two additional bond investments were acquired with a total par value of $12.4 million.   The net impact of these purchases and sales was an increase in interest income of approximately $131,000.

Property revenues.  Property revenues increased mainly as a result of revenue generated by Churchland.  MF Properties economic occupancy was 87% in 2008 and 91% in 2007.  MF Properties average monthly rents per unit for the third quarter of 2008 were $648 as compared to $624 in 2007.

Other income.  The decrease in other interest income is attributable to decreased temporary investments in liquid securities.  The proceeds from the sale of Northwoods Lake during the third quarter of 2006 created additional cash that was invested during the first quarter of 2007 in short term liquid securities.  Such additional cash has subsequently been deployed to acquire long term investments.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  Real estate expenses increased as a direct result of the acquisition of Churchland in 2008.

Depreciation and amortization expense.  Depreciation and amortization expense consists primarily of depreciation associated with the apartment properties of the MF Properties and amortization associated with intangible assets recorded as part of the purchase accounting for the acquisition of the MF Properties and deferred costs related to the Company’s new TOB debt facility with Bank of America.  The increase in depreciation and amortization expense for the period is the result of deferred finance cost amortization associated with the new TOB facility and the acquisition of Churchland.  These increases were offset by a net decrease in amortization expense associated with in-place leases on the MF Properties acquired in 2007 being fully amortized in the first quarter 2008 and only one month of amortization expense being recognized for in-place leases related to Churchland.

Interest expense.  The net decrease in interest expense was due to the mark-to-market adjustment on interest rate derivatives offset by interest expense on higher levels of borrowing. In the third quarter of 2008, the mark-to-market adjustment for interest rate derivative reduced interest expense by $183,000 as compared to an increase in interest expense of $208,000 in 2007. This net change of $391,000 in the mark-to-market adjustment is offset by increased interest expense due to higher levels of borrowings.  Although the average interest rate on the Partnership’s borrowings declined to 4.5% per annum for the third quarter 2008 as compared to 5.2% per annum in the third quarter of 2007, total interest expense increased $106,000 due to higher levels of borrowing. Total outstanding debt increased from approximately $78.9 million on September 30, 2007 to approximately $103.1 million as of September 30, 2008.

General and administrative expenses. General and administrative expenses increased due to increased administrative fees payable to the Partnership’s general partner and increased professional fees.

Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007 (Partnership Only)

Changes in Results of Operations

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2008	September 30, 2007	Dollar Change
Revenues
Mortgage revenue bond investment income	$7,569,219	$6,490,050	$1,079,169
Property revenues	3,355,015	1,038,814	2,316,201
Other income	81,373	874,046	(792,673)
	11,005,607	8,402,910	2,602,697
Expenses
Real estate operating (exclusive of items shown below)	1,678,436	546,745	1,131,691
Interest expense	3,234,830	2,174,827	1,060,003
Depreciation and amortization expense	1,813,867	745,271	1,068,596
General and administrative	1,315,275	1,067,730	247,545
	8,042,408	4,534,573	3,507,835

Minority interest in net loss of consolidated subsidiary	4,437	5,232	(795)
Net income	$2,967,636	$3,873,569	$(905,933)

Mortgage revenue bond investment income.  The increase in mortgage revenue bond investment income during the first nine months of 2008 compared to the first nine months of 2007 is due to income generated by the tax-exempt mortgage bonds acquired in 2007 and 2008.  A total of six new bond investments were acquired in the second quarter of 2007 with a total par value of approximately $31.2 million, one new bond investment was acquired in the fourth quarter of 2007 with a total par value of approximately $10.8 million and two bond investments were acquired in the first quarter of 2008 with a total par value of $12.4 million. During the first half of 2008, two bond investments were sold with a total par value of approximately $14.9 million. During 2007, deferred interest of $258,000 was recognized on one bond investment. No such deferred interest was recognized in 2008.

Property revenues.  Property revenues increased as a direct result of revenue generated by the MF Properties acquired in June of 2007.  The additional six months of rental revenue in 2008 from the MF properties added approximately $2.2 million.  This increase was also due to the acquisition of Churchland in August of 2008. The MF Properties economic occupancy was 87% in 2008 and 91% in 2007.  MF Properties average monthly rents per unit for the third quarter of 2008 were $655 as compared to $624 in 2007.

Other income.  The decrease in other income is attributable to decreased interest income on temporary investments in liquid securities and a net loss on sale of bonds in 2008.  The proceeds from the sale of Northwoods Lake during the third quarter of 2006 created additional cash that was invested during the first half of 2007 in short term liquid securities.  Such additional cash has subsequently been deployed to acquire long term investments. The sale of the Deerfield tax-exempt bonds resulted in a slight gain during the first quarter of 2008, however, the sale of the Chandler Creek tax-exempt bonds resulted in a net loss in the second quarter of 2008. The net effect of these sales on 2008 was a net loss. The loss on the sale was the result of the write-off of unamortized bond acquisition costs.  The Chandler Creek bonds were sold at par plus accrued interest.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  Real estate expenses increased as a result of six extra months of  expenses incurred at the MF Properties acquired in 2007 and the acquisition of Churchland.

Depreciation and amortization expense.  Depreciation and amortization expense consists primarily of depreciation associated with the apartment properties of the MF Properties and amortization associated with intangible assets recorded as part of the purchase accounting for the acquisition of the MF Properties and deferred costs related to the Company’s new TOB debt facility with Bank of America.  The increase in depreciation and amortization expense for the period is the result of deferred finance cost amortization associated with the new TOB facility and the acquisition of Churchland.  These increases were offset by a net decrease in amortization expense associated with in-place leases on the MF Properties acquired in 2007 being fully amortized in the first quarter 2008 and only one month of amortization expense being recognized for in-place leases related to Churchland.

Interest expense.  The interest expense increase is due to higher levels of borrowing in 2008 offset by changes in the mark-to-market adjustments for interest rate derivatives. The average interest rate on the Company’s borrowings was 4.5% per annum for the nine months ended September 30, 2008 as compared to 5.0% per annum in the same months in 2007. The total outstanding debt increased from approximately $78.9 million on September 30, 2007 to approximately $103.1 million as of September 30, 2008. Even though the average interest rate on borrowings has declined, the increased level of borrowings has resulted in an increase in interest expense of approximately $1.3 million.  This increase is offset by the mark-to-market adjustment and net derivative payments resulting in a decrease in the interest expense of $172,000 for 2008 as compared to 2007.

General and administrative expenses.  General and administrative expenses increased due to increased administrative fees payable to the Company’s general partner and increased professional fees.  Administrative fees increased as the Company is responsible for the payment of the administrative fees on a greater portion of the Company’s investments.  Professional fees increased largely due to increased legal and accounting fees associated with the Company’s assessment of internal control over financial reporting pursuant to Sarbanes-Oxley Section 404.

Liquidity and Capital Resources

Partnership Liquidity

Tax-exempt interest earned on the mortgage revenue bonds, including those financing properties held by VIEs, represents the Partnership's principal source of cash flow.  The Partnership may also receive cash distributions from equity interests held in the MF Properties.  Tax-exempt interest is primarily comprised of base interest payments received on the Partnership’s tax-exempt mortgage revenue bonds.  Certain of the tax-exempt mortgage revenue bonds may also generate payments of contingent interest to the Partnership from time to time when the underlying apartment properties generate excess cash flow.  Because base interest on each of the Partnership’s mortgage revenue bonds is fixed, the Partnership’s cash receipts tend to be fairly constant period to period unless the Partnership acquires or disposes of its investments in tax-exempt bonds.  Changes in the economic performance of the properties financed by tax-exempt bonds with a contingent interest provision will affect the amount of contingent interest, if any, paid to the Partnership.  Similarly, the economic performance of MF Properties will affect the amount of cash distributions, if any, received by the Partnership from its ownership of these properties.  The economic performance of a multifamily apartment property depends on the rental and occupancy rates of the property and on the level of operating expenses.  Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market area in which a property is located.  This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes.  In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of an apartment property.  The primary uses of cash by apartment properties are: (i) the payment of operating expenses; and (ii) the payment of debt service.  Other sources of cash include debt financing and the sale of additional BUCs.

The Company intends to issue BUCs from time to time to raise additional equity capital as needed to fund investment opportunities.  Raising additional equity capital for deployment into new investment opportunities is part of our overall growth strategy. We believe that current market conditions have created significant investment opportunities, and by raising additional capital, we will seek to aggressively pursue those opportunities.  More specifically, the current credit crisis has severely disrupted the financial markets, and in our view, it has also created significant potential long-term investment opportunities.  The evaluation of proper credit spreads and re-pricing of risk is resulting in the opportunity for placing a higher yield on potential investments.  Additionally, other significant participants in the multifamily housing debt sector are either reducing their participation in the market or are seeking to downsize their existing portfolio of investments.  We believe this is creating opportunities to acquire existing tax-exempt bonds on the secondary market at attractive yields.  The ability to acquire existing assets on the secondary market is important as primary market activity, specifically the issuance of new tax-exempt bonds, is currently limited.  We believe that having the ability to acquire assets on the secondary market while maintaining the ability and willingness to also participate in primary market transactions will put us in a unique position of strength.

The current credit crisis is also providing the potential for investments in distressed assets.  We believe an opportunity exists to acquire distressed bonds at a discount which would allow for the debt to be restructured into viable, current market rate investments.  The ability to restructure existing debt together with the ability to improve the operations of the underlying apartment properties through our affiliated property management company, America First Property Management Company, LLC, results in a valuable tax-exempt bond investment which is supported by the valuable collateral and operations of the underlying real property.  We believe the Company is uniquely positioned to selectively acquire distressed assets, restructure debt and improve operations thereby creating value to BUC holders in the form of a strong tax-exempt bond investment.

In January 2007, the Company filed a Registration Statement on Form S-3 with the SEC relating to the sale of up to $100.0 million of its BUCs.  Pursuant to this Registration Statement, in April 2007 the Company issued, through an underwritten public offering, a total of 3,675,000 BUCs at a public offering price of $8.06 per BUC.  Net proceeds realized by the Company from the issuance of the additional BUCs were approximately $27.5 million, after payment of an underwriter’s discount and other offering costs of approximately $2.1 million.  The proceeds were used to acquire additional tax-exempt revenue bonds and other investments meeting the Partnership’s investment criteria, and for general working capital needs.  This Registration Statement remains active with the SEC and is available for the Company to conduct further underwritten public offerings.

In October 2008, the Company filed a Registration Statement on Form S-3 with the SEC relating to a Rights Offering.  Pursuant to this Registration Statement, the Company may issue Rights Certificates to existing BUC holders.  Each Rights Certificate will entitle the holder to purchase additional BUCs at a price established in the Rights Offering.  One Rights Certificate will be issued for every four BUCs owned at the time of the offering.  The Company has not yet determined when, or if, such a Rights Offering will be conducted.

The Partnership’s principal uses of cash are the payment of distributions to BUC holders, interest and principal on debt financing and general and administrative expenses. The Partnership also uses cash to acquire additional investments. Distributions to BUC holders may increase or decrease at the determination of the General Partner. The Partnership is currently paying distributions at the rate of $0.54 per BUC per year. The General Partner determines the amount of the distributions based upon the projected future cash flows of the Partnership. Future distributions to BUC holders will depend upon a number of factors.  Such factors include, but are not limited to, the amount of base and contingent interest received on its tax-exempt mortgage revenue bonds, cash received from other investments (including MF Properties), the amount of borrowings, the effective interest rate of these borrowings, the ability to refinance existing debt, general credit and real estate market conditions and the amount of the Partnership’s undistributed cash.

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

Consolidated Liquidity

On a consolidated basis, cash provided by operating activities for the nine months ended September 30, 2008 increased approximately $238,000 compared to the same period a year earlier mainly due to changes in working capital components.  Cash from investing activities increased approximately $25.7 million, for the nine months ended September 30, 2008 compared to the same period in 2007.  In 2008, cash used for investing activities of resulted from the purchase of Bridle Ridge bonds, the Woodlynn Village bonds, the Churchland property and the increase in restricted cash offset by the sale of the Deerfield and Chandler Creek bonds. Restricted cash increased in 2008 due to a requirement of the new TOB facility to maintain a cash account with Bank of America with a minimum balance of $5.0 million.  In 2007, investing activities resulted in net cash used of approximately $37.9 million due to the purchase of the MF Properties in the second quarter 2007 and the purchase of additional bond investments offset by the sale of bonds. Cash from financing activities decreased approximately $36.8 million for the nine months ended September 30, 2008 compared to the same period in 2007. In 2008 and 2007, net cash provided by financing activities totaled approximately $4.6 and $41.4 million, respectively, due to the net increase of outstanding debt offset by the payment of distributions. In addition, the sale of Beneficial Unit Certificates increased the 2007 financing cash flows by $27.5 million.

Historically, our primary leverage vehicle has been the Merrill Lynch P-Float program.  Credit rating downgrades at Merrill Lynch resulted in a significant increase in Merrill Lynch’s cost of borrowing which, in turn, resulted in a significantly higher interest rate on the Company’s P-Float financing.  As discussed in Note 5 to the financial statements, on June 26, 2008, the Company effectively replaced the Merrill Lynch P-Float program by entering into an agreement for a TOB facility agreement with Bank of America.  The new TOB facility functions in much the same fashion as the P-Float program.  In connection with the TOB facility, tax-exempt mortgage revenue bonds are placed into trusts which issue senior securities (known as “Floater Certificates”) to unaffiliated institutional investors and subordinated residual interest securities (known as “Inverse Certificates”) to the Company.  Net proceeds generated by the sale of the Floater Certificates are then remitted to the Company and accounted for as secured borrowings and, in effect, provide variable-rate financing for the acquisition of tax-exempt mortgage revenue bonds and other investments meeting the Company’s investment criteria and for other purposes. The new TOB facility is a one year agreement with a one year renewal option held by Bank of America and bears a variable interest rate at a weekly floating bond rate, the SIFMA floating index, plus associated remarketing, credit enhancement, liquidity and trustee fees.

On June 26, 2008, as part of the new TOB facility, Bank of America funded a $65.1 million bridge loan which was used to retire the Merrill Lynch P-float program debt.  On July 3, 2008, the new TOB facility was closed and the resulting Floater Certificates were sold.  The closing of the TOB facility resulted in debt proceeds of approximately $76.7 million.  After repayment of the bridge loan and related fees and expenses, net proceeds of approximately $10.8 million were remitted to the Company for investment in additional tax-exempt mortgage bonds and other investments consistent with its investment policies and for other purposes.  The initial variable interest rate at closing of the TOB facility was 3.27% calculated as the SIFMA index of 1.62% plus fees of 1.65%. During the three months ended September 30, 2008 and 2007, the Company’s average effective interest rate on the TOB facility and P-Float program was approximately 4.2% and 4.5%, respectively.  During the nine months ended September 30, 2008 and 2007, the Company’s average effective interest rate on the P-Float and TOB facility was approximately 4.5% and 4.4%, respectively.

In the long term, the General Partner believes that cash provided by the Company’s tax-exempt mortgage revenue bonds and other investments will be adequate to meet its projected liquidity requirements, including the payment of expenses, interest and distributions to BUC holders.  The Company’s regular annual distributions are currently equal to $0.54 per BUC, or $0.135 per quarter per BUC.  For the three and nine months ended September 30, 2008, Cash Available for Distribution (“CAD”) excluding contingent interest and realized gains was not sufficient to fully fund such distributions without utilizing cash reserves to supplement the deficit.  During the third quarter of 2007, CAD exceeded the quarterly distribution amount of $0.135 per BUC. The closing of the new TOB facility, in the long-term, is expected to result in a decrease in cost of borrowings compared to recent costs in the P-Float program and to have a positive impact on CAD in the future. The General Partner currently expects to maintain the annual distribution amount of $0.54 per BUC.

Cash Available for Distribution

Management utilizes a calculation of CAD as a means to determine the Partnership’s ability to make distributions to BUC holders.  The General Partner believes that CAD provides relevant information about its operations and is necessary along with net income for understanding its operating results.  To calculate CAD, amortization expense related to debt financing costs and bond reissuance costs, Tier 2 income due to the General Partner as defined in the Agreement of Limited Partnership, interest rate derivative expense or income, provision for loan losses, impairments on bonds, losses related to VIEs including depreciation expense are added back to the Company’s net income as computed in accordance with GAAP. Management evaluates two measures of CAD by further breaking down the calculation into Total CAD and CAD excluding contingent interest and realized gains.  There is no generally accepted methodology for computing CAD, and the Company’s computation of CAD may not be comparable to CAD reported by other companies.  Although the Company considers CAD to be a useful measure of its operating performance, CAD should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP.

The following tables show the calculation of CAD.
	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Net income	$161,929	$113,313	$447,548	$1,814,028
Net loss related to VIEs and eliminations due to consolidation	1,005,651	868,459	2,520,088	2,059,543
Income before impact of VIE consolidation	1,167,580	981,772	2,967,636	3,873,571
Change in fair value of derivatives and interest rate cap amortization	(183,216)	207,967	(144,888)	58,128
Tier 2 Income distributable to the General Partner	-	-	(13,796)	(57,830)
Depreciation and amortization expense (Partnership only)	715,468	731,956	1,926,271	745,271
CAD	$1,699,832	$1,921,695	$4,735,223	$4,619,140

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
CAD	$1,699,832	$1,921,695	$4,735,223	$4,619,140

Contingent interest	-	-	(55,186)	(173,489)

CAD excluding contingent interest	$1,699,832	$1,921,695	$4,680,037	$4,445,651

Weighted average number of units outstanding,
basic and diluted	13,512,928	13,512,928	13,512,928	12,147,269

Net income, basic and diluted, per unit	$0.09	$0.07	$0.22	$0.31

Total CAD per unit	$0.13	$0.14	$0.35	$0.38
CAD from contingent interest, per unit	$0.00	$0.00	$0.00	$(0.01)
CAD excluding contingent interest, per unit	$0.13	$0.14	$0.35	$0.37

Contractual Obligations

The Partnership has the following contractual obligations as of September 30, 2008:

		Payments due by period
			Less than	1-2	More than 2
		Total	1 year	years	years
Debt financing		$76,745,237	$76,745,237	$-	$-
Mortgages payable		$26,450,800	$19,999,428	$158,856	$6,292,516
Effective Interest Rate(s)	(1)		4.28%	5.39%	5.49%
Interest	(2)	$4,492,081	$4,138,252	$8,562	$345,267

(1) Interest rates shown are the average effective rate as of September 30, 2008.
(2) Interest shown is estimated based upon current effective interest rates through maturity.

As discussed in Note 5 to the financial statements, on June 26, 2008, the Company effectively replaced the Merrill Lynch P-Float program by entering into an agreement for a TOB facility agreement with Bank of America, which closed on July 3, 2008.  The new TOB facility functions in much the same fashion as the P-Float program.  The new TOB facility is a one year agreement with a one year renewal option held by Bank of America and bears a variable interest rate at a weekly floating bond rate, the SIFMA floating index, plus associated remarketing, credit enhancement, liquidity and trustee fees.  At September 30, 2008, approximately $76.8 million is outstanding under the TOB facility.  The remaining $19.9 million in outstanding debt financing due in less than one year relates to the mortgage loan for the six MF Properties located in Ohio and Kentucky.  We expect to renew the TOB facility agreement with Bank of America and to refinance the mortgage loan for these properties.  However, if the current illiquidity in the financial markets continues or further deteriorates, our ability to renew or refinance our outstanding debt financing may be impacted.

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is November 15, 2008.  SFAS No. 162 is not expected to have a material impact on the Company’s financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”).  This statement changes the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  This statement is effective for the Company on January 1, 2009. Because the provisions of this statement are disclosure related, the Company does not believe that the adoption of this statement will have a material effect on its financial position or results of operations.

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

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS No. 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Therefore, FSP FAS No. 157-3 is effective for the consolidated financial statements included in the Company’s quarterly report for the period ended September 30, 2008. The adoption of FSP FAS No. 157-3 did not have a material impact on the Company’s consolidated financial statements.

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

10(a)  Series Trust Agreement for Austin Trust, Series 10000, by and between Bank of America, National Association, as trustor, and Deutsche Bank Trust Company Americas, as trustee and tender agent, dated as of July 3, 2008 (incorporated herein by reference to Exhibit 10(c) to Form 10-Q (No. 000-24843) filed by the Company on August 8, 2008)

10(b)  Series Trust Agreement for Austin Trust, Series 10001, by and between Bank of America, National Association, as trustor, and Deutsche Bank Trust Company Americas, as trustee and tender agent, dated as of July 3, 2008 (incorporated herein by reference to Exhibit 10(d) to Form 10-Q (No. 000-24843) filed by the Company on August 8, 2008)

10(c)  Series Trust Agreement for Austin Trust, Series 10002, by and between Bank of America, National Association, as trustor, and Deutsche Bank Trust Company Americas, as trustee and tender agent, dated as of July 3, 2008 (incorporated herein by reference to Exhibit 10(e) to Form 10-Q (No. 000-24843) filed by the Company on August 8, 2008)

10(d)  Series Trust Agreement for Austin Trust, Series 10003, by and between Bank of America, National Association, as trustor, and Deutsche Bank Trust Company Americas, as trustee and tender agent, dated as of July 3, 2008 (incorporated herein by reference to Exhibit 10(f) to Form 10-Q (No. 000-24843) filed by the Company on August 8, 2008)

10(e)  Interest Rate Cap Transaction Confirmation letter, dated July 7, 2008, between the Registrant and U.S. Bank, N.A. (incorporated herein by reference to Exhibit 10(g) to Form 10-Q (No. 000-24843) filed by the Company on August 8, 2008)

31.1  Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

By America First Capital
   Associates Limited
   Partnership Two, General
   Partner of the Partnership

By  Burlington Capital Group LLC,
   General Partner of
   America First Capital
   Associates Limited
   Partnership Two

Date: November 7, 2008	/s/ Lisa Y. Roskens
Lisa Y. Roskens
Chief Executive Officer
Burlington Capital Group LLC, acting in its capacity as general partner of the General Partner of America First Tax Exempt Investors, L.P.