Form 10-K
period 2008-12-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2009-03-04
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Beneficial Unit Certificates representing assignments of limited partnership interests in
America First Tax Exempt Investors, L.P. (the “BUCs)

Securities registered pursuant to Section 12(g) of the Act:
None

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐   NO  ☒

    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section (15) of the Act.
YES ☐   NO  ☒

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
 YES  ☐  NO  ☒

The aggregate market value of the registrant’s BUCs held by non-affiliates based on the final sales price of the BUCs on the last business day of the registrant’s most recently completed second fiscal quarter was $86,493,729.

DOCUMENTS INCORPORATED BY REFERENCE
None

INDEX

PART I

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	78

SIGNATURES	80

PART I

Forward-Looking Statements

This report (including, but not limited to, the information contained in “Management's Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements that reflect management's current beliefs and estimates of future economic circumstances, industry conditions, America First Tax Exempt Investors, L.P.’s (the “Partnership”) performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Partnership and the investments it has made constitute forward-looking statements. Beneficial Unit Certificate (“BUC”) holders and others should understand that these forward-looking statements are subject to numerous risks and uncertainties, and a number of factors could affect the future results of the Partnership and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. These factors include general economic and business conditions such as the availability and credit worthiness of prospective tenants, lease rents, operating expenses, the terms and availability of financing for properties financed by the tax-exempt mortgage revenue bonds owned by the Partnership, adverse changes in the real estate markets from governmental or legislative forces, lack of availability and credit worthiness of counter parties to finance future acquisitions and interest rate fluctuations and other items discussed under “Risk Factors” in Item 1A of this report.

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

As of December 31, 2008, the Partnership owned 17 federally tax-exempt mortgage revenue bonds which were issued to provide construction and/or permanent financing of 16 multifamily residential apartments located in the states of Florida, Indiana, Iowa, South Carolina, Texas, Nebraska, Kentucky, and Minnesota containing a total of 2,371 rental units, 388 rental units under construction in Texas and Kansas and a 142-bed student housing facility in Nebraska.  Each of these mortgage revenue bonds provides for the payment of fixed-rate base interest to the Partnership.  Additionally, nine of the bonds also provide for the payment of contingent interest based upon net cash flow and net capital appreciation of the underlying real estate properties.  As a result, these mortgage revenue bonds provide the Partnership with the potential to participate in future increases in the cash flow generated by the financed properties, either through operations or from their ultimate sale.  Ten of the 16 properties which collateralize the bonds owned by the Partnership are managed by America First Properties Management Company, L.L.C. (“Properties Management”), an affiliate of the Partnership.  Management believes that this relationship provides greater insight and understanding of the underlying property operations and the properties’ ability to meet debt service requirements.

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

At December 31, 2008, the Partnership held an interest in eight multifamily apartment properties (“MF Properties”), containing 796 rental units, of which four are located in Ohio, two are located in Kentucky, one is located in Virginia, and one is located in Georgia.  The Partnership expects to ultimately restructure the property ownership through a sale of the MF Properties and a syndication of Low Income Housing Tax Credits under section 42 of the Code (“LIHTCs”).  The Partnership expects to provide the tax-exempt mortgage revenue bonds to the new property owners as part of the restructuring.  Such restructurings will generally be expected to be initiated within 36 months of the initial investment in MF Properties and will often coincide with the expiration of the compliance period relating to LIHTCs previously issued with respect to the MF Property.  Current credit markets and general economic issues have had a significant negative impact on these types of transactions.  At this time very few LIHTC syndication and tax-exempt bond financing transactions are being completed.  These types of transactions represent a long-term market opportunity for the Partnership and provide a significant future bond investment pipeline when the market for LIHTC syndications strengthens.  Until such a restructuring occurs the operations of the properties owned by the limited partnerships are consolidated with the Partnership.  The Partnership will not acquire LIHTCs in connection with these transactions.  All eight of these properties are managed by Properties Management.  Management believes that this relationship provides greater insight and understanding of the underlying property operations and the properties’ ability to meet debt service requirements.

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

We are pursuing a business strategy of acquiring additional tax-exempt mortgage revenue bonds on a leveraged basis in order to (i) increase the amount of tax-exempt interest available for distribution to our BUC holders; (ii) reduce risk through asset diversification and interest rate hedging; and (iii) achieve economies of scale.  We are pursuing this growth strategy by investing in additional tax-exempt mortgage revenue bonds and related investments, taking advantage of attractive financing structures available in the tax-exempt securities market and entering into interest rate risk management instruments.  We may finance the acquisition of additional tax-exempt mortgage revenue bonds through the reinvestment of cash flow, the issuance of additional BUCs, or securitization financing using our existing portfolio of tax-exempt mortgage revenue bonds.  Our operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 40% and 60% of the total par value of our mortgage bond portfolio.

In connection with our growth strategy, we are also assessing opportunities to reposition our existing portfolio of tax-exempt mortgage revenue bonds.  The principal objective of this repositioning initiative is to improve the quality and performance of our revenue bond portfolio and, ultimately, increase the amount of cash available for distribution to our shareholders.  In some cases, we may elect to redeem selected tax-exempt bonds that are secured by multifamily properties that have experienced significant appreciation.  Through the selective redemption of the bonds, a sale or refinancing of the underlying property will be required which, if sufficient sale or refinancing proceeds exist, will entitle the Partnership to receive payment of contingent interest on its bond investment.  In other cases, we may elect to sell bonds on properties that are in stagnant or declining markets.  The proceeds received from these transactions would be redeployed into other tax-exempt investments consistent with our investment objectives.  We may also be able to use a higher-quality investment portfolio to obtain higher leverage to be used to acquire additional investments.

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

We expect that many of the private activity housing bonds that we evaluate for acquisition will be issued in conjunction with the syndication of LIHTCs by the owner of the financed apartment project.  Additionally, to facilitate our investment strategy of acquiring additional tax-exempt mortgage bonds secured by MF Properties, we may acquire ownership positions in the MF Properties.  We expect to ultimately restructure such property ownership through a sale of the MF Properties and a syndication of LIHTCs.

 Investment Types

Tax-Exempt Mortgage Revenue Bonds.  The Partnership invests in tax-exempt mortgage revenue bonds that are secured by a first mortgage or deed of trust on multifamily apartment projects.  Each of these bonds bears interest at a fixed annual base rate.  Nine of the 17 bonds owned by the Partnership also provide for the payment of contingent interest, which is payable out of the net cash flow and net capital appreciation of the underlying apartment properties.  As a result, the amount of interest earned by the Partnership from its investment in tax-exempt mortgage revenue bonds is a function of the net operating income generated by the properties collateralizing the tax-exempt mortgage revenue bonds.  Net operating income from a multifamily residential property depends on the rental and occupancy rates of the property and the level of operating expenses.

Other Tax-Exempt Securities.  The Partnership may invest in other types of tax-exempt securities that may or may not be secured by real estate.  These tax-exempt securities must be rated in one of the four highest rating categories by at least one nationally recognized securities rating agency and may not represent more than 25% of our assets at the time of acquisition.

Taxable Mortgage Loans.  The Partnership may also make taxable mortgage loans secured by multifamily properties which are financed by tax-exempt mortgage revenue bonds that are held by the Partnership.

Other Investments.  While the Partnership generally does not seek to acquire equity interests in real property as long-term or permanent investments, it may acquire apartment complexes securing its revenue bonds or taxable mortgage loans through foreclosure in the event of a default.  In addition, as part of its growth strategy, the Partnership may acquire direct or indirect interests in apartment complexes on a temporary basis in order to position itself for a future investment in tax-exempt mortgage revenue bonds issued to finance the acquisition or substantial rehabilitation of such apartment complexes by a new owner.  A new owner would typically seek to obtain LIHTCs in connection with the issuance of the new tax-exempt bonds, but if LIHTCs had previously been issued for the property, such a restructuring could not occur until the expiration of a 15-year compliance period for the initial LIHTCs.  The Partnership may acquire an interest in such apartment properties prior to the end of the LIHTC compliance period.  After the LIHTC compliance period, the Partnership would expect to sell such property to a new owner which could syndicate new LIHTCs and seek tax-exempt bond financing on the property which the Partnership could acquire.  Such restructurings will generally be expected to occur within 36 months of the acquisition by the Partnership of an interest in a property.  The Partnership will not acquire LIHTCs in connection with these transactions.

 The Market Opportunity - Current

The current credit crisis has severely disrupted the financial markets and, in our view, has also created potential investment opportunities for the Partnership.  For this reason, non-traditional participants in the multifamily housing debt sector are either reducing their participation in the market or are being forced to downsize their existing portfolio of investments.  We believe this is creating opportunities to acquire existing tax-exempt bonds from distressed entities at attractive yields.  We believe that  we are well-positioned as a result of our ability to acquire assets on the secondary market while maintaining the ability and willingness to also participate in primary market transactions.

The current credit crisis is also providing the potential for investments in quality real estate assets to be acquired from distressed owners and lenders.  Our ability to restructure existing debt together with the ability to improve the operations of the underlying apartment properties through our affiliated property management company, America First Property Management Company, L.L.C., results in a valuable tax-exempt bond investment which is supported by the valuable collateral and operations of the underlying real property.  We believe the Partnership is well-positioned to selectively acquire distressed assets, restructure debt and improve operations thereby creating value to shareholders in the form of a strong tax-exempt bond investment.

The Partnership is currently in the contractual due diligence period related to the acquisition a portfolio of four tax-exempt bonds.  The current market conditions discussed above have presented the opportunity to acquire these assets at attractive valuations.  In addition, the Partnership is evaluating four other bond or limited partnership interest acquisitions.  While we believe that we will consummate the acquisitions of the assets, we cannot assure you that we will, because consummation of the acquisitions remains subject to the completion of our due diligence and satisfaction of customary closing conditions.

The Market Opportunity – General

There is a significant unmet demand for affordable multifamily housing in the United States.  According to recent United States Department of Housing and Urban Development, or HUD reports, there are approximately 5.5 million American households in need of quality affordable housing.  The types of revenue bonds in which we invest offer developers of affordable housing a low-cost source of construction and permanent debt financing for these types of properties.  Investors purchase these bonds because the income paid on these bonds is exempt from federal income taxation.  The National Council of State Housing Agencies Fact Sheet and HUD have captured some key scale metrics and opportunities of this market:

•	HUD has provided over 1.0 million lower-income Americans with affordable rental housing opportunities;

•	Housing Finance Agencies, or HFAs, use multifamily tax-exempt housing bonds to finance an additional 130,000 apartments each year; and

•
The availability of tax-exempt bond financing for affordable multifamily housing to be owned by private, for-profit developers in each state in each calendar year is limited by the statewide volume cap distributed as described in Section 146 of the Code; this private activity bond is based on state population and indexed to inflation.

In addition to tax-exempt revenue bonds, the federal government promotes affordable housing through the use of LIHTCs for affordable multifamily rental housing.  Under this program, developers that receive an allocation of private activity bonds will also receive an allocation of federal LIHTCs as a method to encourage the development of affordable multifamily housing.  The LIHTCs are used for nearly 90% of the country’s new affordable rental housing.  To receive federal LIHTCs, a property must either be newly constructed or substantially rehabilitated and, therefore, may be less likely to become functionally obsolete in the near term than an older property.  There are various requirements in order to be eligible for federal LIHTCs, including rent and tenant income restrictions.  The National Council of State Housing Agencies Fact Sheet and HUD have captured some key scale metrics and opportunities of this market:

•	LIHTCs have helped finance approximately two million apartments for low-income families since Congress created it in 1986 and help finance 130,000 more apartments each year;

•	HUD has a stated goal to expand affordable rental housing by 1.4 million units through the LIHTC, CDBG, HOME, HOPWA, and IHBG funds by FY 2011; and

•
Each state’s annual LIHTC allocation is capped and indexed to inflation.  The Housing Assistance Tax Act of 2008, or the 2008 Housing Act, set the state allocation cap for 2009 at $2.20 times state population, with a state minimum of $2,325,000.  The 2009 state cap exceeds the amount that would have been in place if an inflation factor had been applied to the state cap in place prior to enactment of the 2008 Housing Act.  After 2009, the state allocation cap will revert to amounts reflecting the previous caps adjusted for inflation as if the provision in the 2008 Housing Act had not been enacted.

The 2008 Housing Act simplifies and expands the use of LIHTCs and tax-exempt bond financing for low-income multifamily housing industry.  Additionally, it exempts newly issued tax-exempt private activity bonds from Alternative Minimum Tax, or AMT.  Previously, these tax-exempt private activity bonds were AMT preference items for individual tax payers. We believe these changes are likely to enhance the Partnership’s opportunities for making investments in accordance with its investment criteria.

The syndication and sale of LIHTCs along with tax-exempt bond financing is an attractive plan of finance for developers and owners and a potential source of new tax-exempt bond investments for the Partnership.  Current credit markets and general economic issues have had a significant negative impact on these types of transactions.  At this time very few LIHTC syndication and tax-exempt bond financing transactions are being completed.  While these types of transactions represent a long-term market opportunity for the Partnership, they are not the current investment focus.  The current market opportunities discussed above are significant and are expected to provide ongoing investment opportunities for the Partnership until such time as the market for LIHTC syndication transactions increases.

Financing Arrangements

The Partnership may finance the acquisition of additional tax-exempt mortgage revenue bonds through the reinvestment of cash flow, the issuance of additional BUCs, or securitization financing using our existing portfolio of tax-exempt mortgage revenue bonds.  Our operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 40% and 60% of the total par value of our mortgage bond portfolio.  The current amount of outstanding debt financing related to the Partnership’s $141.3 million par value bond investment portfolio is approximately $76.6 million which represents approximately 54% of the par value of its mortgage bond portfolio.  As of December 31, 2008, $57.0 million of the total outstanding debt related to the Partnership’s bond portfolio has been allocated to continuing operations $19.6 million has been allocated to discontinued operations.

The Partnership’s principal source of debt financing is provided under a tender option bond program sponsored by Bank of America, N.A., or the TOB Facility.  Under this financing arrangement, the Partnership placed 11 of its tax-exempt mortgage revenue bonds having an aggregate principal balance of $95.4 million into trusts, or the TOB Trusts, created between Bank of America and Deutsche Bank Trust Company Americas, as trustee.  The TOB Trusts issued senior securities, known as “Floater Certificates”, to unaffiliated institutional investors and subordinated residual interest securities, known as “Inverse Certificates”, to the Partnership.  Net proceeds generated from the sale of the Floater Certificates were applied by the Partnership to the repayment of our previous tender option bond financing that the Partnership obtained through the Merrill Lynch “P-Float” program.  The holders of the Floater Certificates issued by each TOB Trust are entitled to receive regular payments of interest from the TOB Trust at a variable rate which resets periodically and reflects prevailing short-term tax-exempt rates.  Payment of interest on a TOB Trust’s Floater Certificates is made on designated interest payment dates prior to any payments of interest on the Inverse Certificates issued by such TOB Trust.  As the holder of Inverse Certificates, the Partnership is entitled to receive the balance of the interest received by such TOB Trusts on the tax-exempt bonds held by it remaining available on interest payment dates after the payment of all interest due on the Floater Certificates issued by the TOB Trusts and the expenses of the TOB Trusts, including various fees.  Accordingly, the amount of interest paid to the Partnership on its Inverse Certificates is expected to vary over time, and could be eliminated altogether, due to fluctuations in the short-term interest rate payable on the Floater Certificates, expenses and other factors.  The Partnership retains a call option on the Floater Certificates which allows the Partnership to collapse the TOB Trusts at any time.  By retaining this level of control over the underlying tax-exempt mortgage revenue bonds, the Partnership is able to account for the TOB Facility as secured variable-rate borrowing.

Bank of America serves as liquidity provider to the TOB Trusts and if it is not fully reimbursed for funds advanced by it to make interest payments on the Floater Certificates or to redeem Floater Certificates that are tendered under the terms of the TOB Trust agreement, the Partnership is required to reimburse Bank of America for any such shortfalls.  The Partnership is also obligated to pay various fees to Bank of America.  In order to secure these obligations, the Partnership is required to pledge cash or certain highly-rated securities as collateral.  As security for the TOB Facility, the Partnership has pledged all of its Inverse Certificates, five additional tax-exempt mortgage bonds with an aggregate principal balance of $45.9 million and certain taxable mortgage loans made by it to the owners of apartment properties financed with tax-exempt mortgage revenue bonds held by it to secure its obligations under these arrangements.  The Partnership may be required to provide additional collateral during the term of the TOB Trusts due to variations in interest rates and in the value of the collateral provided by it and of the tax-exempt mortgage revenue bonds held by the TOB Trusts.

In connection with the TOB Facility, the Partnership acquired an interest rate cap derivative from US Bank, N.A. on July 7, 2008.  The interest rate cap derivative has a notional value of $60.0 million and an effective cap rate before remarketing, credit enhancement, liquidity and trustee fees of 2.5% per annum.  After considering the current TOB facility fees, the interest rate cap derivative caps $60.0 million of the Partnership’s variable rate debt under the TOB Facility at an effective rate of 4.15% per annum, thus reducing the Partnership’s exposure to significant increases in the variable interest rate paid on the TOB facility.

The TOB Facility is a one-year agreement with a one-year renewal option held by Bank of America.  Given the initial term of the TOB Facility, all amounts borrowed under this facility are due on July 3, 2009 unless the TOB facility is renewed.  We are currently negotiating with Bank of America and expect to renew the TOB Facility.  In addition, we are currently negotiating with other potential lenders to provide a facility similar to the current TOB Facility, except with a longer term, or another alternative form of financing.

In addition to this tender option bond financing, the Partnership has $30.9 million of mortgage debt related to apartment properties in Ohio, Kentucky, Virginia and Georgia owned by eight limited partnerships of which wholly-owned subsidiaries of the Partnership are the 99% limited partners.  Approximately $19.9 million in outstanding debt financing related to the properties located in Ohio and Kentucky is due in less than one year, however, the mortgage loan contains three one-year renewal options held by the Partnership.  The Partnership intends to provide appropriate notification to the lender and renew the mortgage for an additional year.  However, if the current illiquidity in the financial markets continues or further deteriorates, our ability to renew or refinance our outstanding TOB facility and mortgage debt financing may be negatively affected.

The Partnership intends to issue BUCs from time to time to raise additional equity capital as needed to fund investment opportunities.  In January 2007, the Partnership filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) relating to the sale of up to $100.0 million of its BUCs.  The Partnership intends to issue BUCs from time to time under this Registration Statement to raise additional equity capital as needed to fund investment opportunities.  Raising additional equity capital for deployment into new investment opportunities is part of our overall growth strategy outlined above.  Pursuant to this Registration Statement, in April 2007 the Partnership issued, through an underwritten public offering, a total of 3,675,000 BUCs at a public offering price of $8.06 per BUC.  Net proceeds realized by the Partnership from the issuance of the additional BUCs were approximately $27.5 million, after payment of an underwriter’s discount and other offering costs of approximately $2.1 million.  The proceeds were used to acquire additional tax-exempt revenue bonds and other investments meeting the Partnership’s investment criteria and for general working capital needs.  This Registration Statement remains active with the SEC and is available for the Partnership to conduct further underwritten public offerings.

In October 2008, the Partnership filed a Registration Statement on Form S-3 with the SEC relating to a Rights Offering.  Pursuant to this Registration Statement, the Partnership may issue Rights Certificates to existing BUC holders.  Each Rights Certificate will entitle the holder to purchase additional BUCs at a price established in the Rights Offering.  One Rights Certificate will be issued for every four BUCs owned at the time of the offering.  The Partnership has not yet determined when, or if, such a Rights Offering will be conducted.

Recent Developments

In February 2009, a wholly-owned subsidiary of the Partnership acquired the 99% limited partnership position in a property known as the Greens of Pine Glen (the “Greens”) for a total purchase price of $7.2 million, including transaction expenses.  The purchase price was funded through a first mortgage of $6.5 million and cash on hand of $0.7 million.  This represents the ninth MF Property owned by the Partnership.

In February 2009, we redeemed our tax-exempt mortgage revenue bonds securitized by Ashley Pointe at Eagle Crest in Evansville, Indiana, Woodbridge Apartments of Bloomington III in Bloomington, Indiana and Woodbridge Apartments of Louisville II, in Louisville, Kentucky.  The properties financed by these redeemed mortgage revenue bonds were required to be consolidated into our financial statements as VIEs under FIN 46R as described below under “Effects of Adoption of FIN 46R on Financial Reporting”.  In order to properly reflect the transaction under FIN 46R, the Company will record the sale of the properties as though they were owned by the Company.  The transaction was completed in the first quarter of 2009 for a total purchase price of $32.0 million resulting in an estimated gain on sale for GAAP reporting to the Company of approximately $26.0 million.  The redemption of the bonds did not result in a taxable gain to the Partnership.  The Company presented the VIEs as discontinued operations at December 31, 2008.  The redeemed bonds were collateral on the Partnership’s TOB facility.  As of the closing date of the redemption, the Company placed on deposit with Bank of America $23.6 million in cash as replacement collateral.  Such funds on deposit may be used to reduce the amount of debt outstanding on the TOB facility.  See Footnote 7 to the Consolidated Financial Statements for further discussion.

On a stand-alone basis, the Partnership received approximately $30.9 million of net proceeds from the bond redemption.  These proceeds represent the repayment of the bond par values plus accrued base interest and approximately $2.3 million of contingent interest.  The contingent interest, recognized in the first quarter of 2009, represents additional earnings to the Partnership beyond the recurring base interest earned on the bond portfolio.  The contingent interest also represents additional Cash Available for Distribution to the BUC holders of approximately $1.7 million, or $0.13 per unit.

In October 2008, a wholly-owned subsidiary of the Partnership acquired the 99% limited partnership position in a property known as Glynn Place for a total purchase price of $5.9 million, including transaction expenses.  The purchase price was funded through a first mortgage of $4.5 million and cash on hand of $1.4 million.  This represents the eighth MF Property owned by the Partnership.

Effects of Recent Changes in Credit Markets

Recent economic conditions have been unprecedented and challenging, with significantly tighter credit conditions and slower growth expected in 2009.  Throughout 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S., European and other international mortgage markets and declining residential and commercial real estate markets contributed to increased market volatility and diminished expectations for the U.S., European and other economies. In the third quarter, added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government’s loan to American International Group Inc., as well as other federal government interventions in the U.S. credit markets and similar events in Europe and other regions led to increased uncertainty and instability in global capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have contributed to global volatility of unprecedented levels.

As a result of these conditions, the cost and availability of credit has been, and may continue to be, adversely affected in all markets in which we operate. Concern about the stability of the markets generally, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce, and in some cases, cease, to provide funding to borrowers. Continued turbulence in the U.S., European and other international markets and economies may adversely affect our liquidity and financial condition. If these market and economic conditions continue, they may limit our ability to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our financial condition and results of operations.

Although the consequences of these events and their impact on our ability to pursue our plan to grow through investments in additional tax-exempt bonds secured by first mortgages on affordable multifamily housing projects are not fully known, we do not anticipate that our existing assets will be adversely affected in the long-term.  We believe that if there are continued defaults on subprime single family mortgages and a general contraction of credit available for single family mortgage loans, additional demand for affordable rental housing may be created and, as a result, may have a positive economic effect on apartment properties financed by the tax-exempt bonds held by the Partnership.  We believe the current tightening of credit may also create opportunities for additional investments consistent with the Partnership's investment strategy because it may result in fewer parties competing to acquire tax-exempt bonds issued to finance affordable housing.  There can be no assurance that we will be able to finance additional acquisitions of tax-exempt bonds through either additional equity or debt financing.

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

Because the Partnership holds tax-exempt mortgage revenue bonds secured entirely by multifamily residential properties and holds an interest in the MF Properties, the Partnership may be considered to be in competition with other residential real estate in the same geographic areas.  In each city in which the properties financed by the Partnership’s tax-exempt mortgage revenue bonds owned by the Partnership or MF Properties are located, such properties compete with a substantial number of other multifamily properties.  Multifamily properties also compete with single-family housing that is either owned or leased by potential tenants.  To compete effectively, the apartment properties financed or owned by the Partnership must offer quality apartments at competitive rental rates.  In order to maintain occupancy rates and attract quality tenants, the Partnership’s apartment properties may also offer rental concessions, such as free rent to new tenants for a stated period.  These apartment properties also compete by offering quality apartments in attractive locations and that provide tenants with amenities such as recreational facilities, garages and pleasant landscaping.

Environmental Matters

The Partnership believes that each of the MF Properties and the properties collateralizing its tax-exempt mortgage revenue bonds are in compliance, in all material respects, with federal, state and local regulations regarding hazardous waste and other environmental matters and is not aware of any environmental contamination at any of such properties that would require any material capital expenditure by the underlying properties and therefore the Partnership for the remediation thereof.

Tax Status

The Partnership is classified as a partnership for federal income tax purposes and accordingly, it makes no provision for income taxes.  The distributive share of the Partnership’s income, deductions and credits is included in each BUC holder’s income tax return.

The Partnership’s subsidiaries are “C” corporations for income tax purposes and file a separate income tax returns.  Therefore, the Partnership is only subject to income taxes on this investment to the extent it receives dividends from the subsidiaries.

The VIEs which are reported on a consolidated basis with the Partnership for GAAP reporting purposes as described below under “Effect of Adoption of FIN 46R on Financial Reporting” are separate legal entities who record and report income taxes based upon their individual legal structure which may include corporations, limited partnerships and limited liability companies.  The Partnership does not presently believe that the consolidation of VIEs for reporting under GAAP will impact the Partnership’s tax status, amounts reported to BUC holders on IRS Form K-1, the Partnership’s ability to distribute tax-exempt income to BUC holders, the current level of quarterly distributions or the tax-exempt status of the underlying mortgage revenue bonds.

Effect of Adoption of FIN 46R on Financial Reporting

The Partnership is required to consolidate the assets, liabilities, results of operations and cash flows of certain entities that meet the definition of a “variable interest entity” (“VIE”) into the Partnership’s financial statements under the provisions of FIN 46R.  Management has determined that eight of the entities which own multifamily apartment properties financed by the Partnership’s tax-exempt mortgage revenue bonds are VIEs.  Because management determined that the Partnership is the primary beneficiary of each of these VIEs pursuant to the terms of each tax-exempt mortgage revenue bond and the criteria within FIN 46R, the Partnership consolidated the assets, liabilities and results of operations of these VIEs’ multifamily properties into the Partnership’s financial statements.  Transactions and accounts between the Partnership and the consolidated VIEs, including the indebtedness underlying the tax-exempt mortgage bonds secured by the properties owned by the VIEs, have been eliminated in consolidation.  As of December 31, 2008, five of these consolidated VIEs are included in the results from continuing operations while three are presented as discontinued operations.

All financial information in this Form 10-K presented on the basis of Accounting Principles Generally Accepted in the United States of America (GAAP), is that of the Partnership and the VIEs on a consolidated basis.  We refer to the Partnership, its wholly owned subsidiaries (each a “Holding Company”), and the consolidated VIEs throughout this Form 10-K as the “Company”.  We refer to the Partnership and Holding Company, without consolidation of the VIEs, as the “Partnership.”

General Information

We are a Delaware limited partnership.  Our general partner is AFCA 2, whose general partner is Burlington.  Since 1984, Burlington has specialized in the management of investment funds, many of which were formed to acquire real estate investments such as tax-exempt mortgage revenue bonds, mortgage securities and multifamily real estate properties.  Burlington maintains its principal executive offices at 1004 Farnam Street, Suite 400, Omaha, Nebraska 68102, and its telephone number is (402) 444-1630.

We do not have any employees of our own.  Employees of Burlington, acting through our general partner, are responsible for our operations and we reimburse Burlington for the allocated salaries and benefits of these employees and for other expenses incurred in running our business operations.  In connection with the operation of the Partnership, our general partner is entitled to an administrative fee in an amount equal to 0.45% per annum of principal amount of the revenue bonds, other tax-exempt investments and taxable mortgage loans held by the Partnership.  Nine of the tax-exempt revenue bonds held by the Partnership provide for the payment of this administrative fee to the general partner by the owner of the financed property.  When the administrative fee is payable by a property owner, it is subordinated to the payment of all base interest to the Partnership on the tax-exempt revenue bond on that property.  Our Agreement of Limited Partnership provides that the administrative fee will be paid directly by the Partnership with respect to any investments for which the administrative fee is not payable by the property owner or a third party.  In addition, our Agreement of Limited Partnership provides that the Partnership will pay the administrative fee to the general partner with respect to any foreclosed mortgage bonds.

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

Properties Management is an affiliate of Burlington that is engaged in the management of apartment complexes.  Properties Management currently manages the eight MF Properties and ten of the properties whose tax-exempt bonds are held by the Partnership and earns a fee paid out of property revenues.  Properties Management may also seek to become the manager of apartment complexes financed by additional mortgage bonds acquired by the Partnership, subject to negotiation with the owners of such properties.  If the Partnership acquires ownership of any property through foreclosure of a revenue bond, Properties Management may provide property management services for such property and, in such case, earn a fee payable out of property revenues.

Our sole limited partner is America First Fiduciary Corporation Number Five, a Nebraska corporation. BUCs represent assignments by the sole limited partner of its rights and obligations as a limited partner.

Information Available on Website

The Partnership’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases are available free of charge at www.ataxfund.com as soon as reasonably practical after they are filed with the SEC.  The information on the website is not incorporated by reference into this Form 10-K.

Item 1A.  Risk Factors

The financial condition, results of operations and cash flows of the Partnership are affected by various factors, many of which are beyond the Partnership’s control.  These include the following:

There are risks associated with our participation in a tender option bond financing program.

Our principal source of debt financing is provided under a TOB Facility sponsored by Bank of America, N.A.  In order to obtain this debt financing, we have securitized many of our tax-exempt mortgage revenue bonds through the Bank of America tender option bond, or TOB, program.  The TOB program replaced our previous financing facility under the Merrill Lynch “P-Float” program.  Under the TOB program, we deposit tax-exempt mortgage revenue bonds into various trusts which then issue senior Floater Certificates to institutional investors and a residual interest (known as an Inverse Certificate) to us.  Each trust pays interest on its Floater Certificates at a variable rate from the interest payments received by it from its underlying tax-exempt mortgage revenue bonds.  The Company, as the holder of Inverse Certificates, is entitled to the amount of interest received by the each TOB trust after the trust has paid the full amount of interest due on the Floater Certificates and all of the expenses of the trust, including various fees to the trustee, remarketing agents and liquidity providers.  Specific risks associated with this program include the following:

Changes in short-term interest rates can adversely affect the cost of our tender option bond financing program and could result in a loss of assets pledged as collateral for this financing.

Payments on Inverse Certificates are subordinate to payments on the Floater Certificates and payment of trust expenses and no party guarantees the payment of any amounts under the Inverse Certificates.  The rate on the Floater Certificates will reset periodically, usually weekly.  As a result, increases in short-term interest rates could reduce or even eliminate the Company's return on the Inverse Certificates.  A decrease in the value of the bonds held by a TOB trust may make it necessary to increase the interest rate paid on the Floater Certificates in order to successfully remarket Floater Certificates which may be tendered back to the trust by the holders of Floater Certificates.  Any such increase in interest rates on the Floater Certificates will result in a lower return on the Inverse Certificates.

In addition, increases in interest rates generally may reduce the value of the bonds held by the TOB trusts and the other collateral we have pledged to Bank of America.  As a result, rising interest rates could require us to pledge additional collateral to the TOB trust’s liquidity providers.  If the Company is not able to provide sufficient additional collateral, it may have to liquidate one or more TOB trusts and sell the underlying bonds at unfavorable prices.

Termination of our tender option bond financing can occur for a number of reasons which could cause the Company to lose both the mortgage bonds and the other collateral.

A TOB trust can terminate for a number of different reasons relating to problems with the bonds or problems with the TOB trust itself.  Problems with the bonds that could cause the trust to collapse include payment or other defaults or a determination that the interest on the bonds is taxable.  Problems with a TOB trust include a downgrade in the investment rating of the Floater Certificates, a ratings downgrade of the liquidity provider for the TOB trusts, increases in short term interest rates in excess of the interest paid on the underlying bonds, declines in the value of the bonds and other collateral pledged to the TOB trust, an inability to remarket the Floater Certificates or an inability to obtain liquidity for the trust.

In order to obtain the TOB Facility, the Company is required to pledge additional collateral to Bank of America as liquidity provider for the TOB trusts.  A decline in either (i) the value of the bonds held in a TOB trust or (ii) the other collateral previously pledged by us to a trust’s liquidity provider may require us to pledge additional collateral to the liquidity provider.  If we fail to do so, the TOB trust may be terminated.

In addition, because the Floater Certificates can be tendered back to the trust by the holders on a weekly basis, the trusts may need to remarket the Floater Certificates from time to time.  If a trust is not able to remarket its Floater Certificates, its liquidity provider will be required to buy the Floater Certificates and may collapse the TOB trust and sell the bonds and other collateral in the TOB Trust to reimburse itself for the price it paid for the Floater Certificates.

In each of these cases, the TOB trusts will be collapsed and the bonds held by the trusts will be sold within days of the event causing the collapse.  If the proceeds from the sale of the bonds is not sufficient to pay the principal amount of the Floater Certificates with accrued interest and the other expenses of the TOB trusts, then the collateral pledged to the liquidity provider will also be sold.  As a result, the Company may not only lose its investment in the Inverse Certificates, but could also lose all or part of the collateral pledged in connection with one or more TOB trusts.

If we are unable to extend or renew our tender option bond financing beyond its current term, the Company could lose both the mortgage bonds and the other collateral.

Our TOB Facility with Bank of America has a one year term and may be renewed for an additional year at the option of Bank of America.  The initial one-year term expires on July 3, 2009.  We are currently negotiating with Bank of America to renew the TOB Facility, but there can be no assurance that Bank of America will renew our TOB Facility.  In addition, we are currently negotiating with other potential lenders to provide a facility similar to the current TOB Facility, except with a longer term, or another alternative form of financing, but there can be no assurance that we will be able to refinance or replace our TOB Facility with another lender on satisfactory terms or at all, particularly in light of the current illiquidity in the financial markets.  If we are able to refinance with another lender, we may incur additional financing costs and higher interest expense in the future.  If we are unable to renew or replace our TOB Facility with another lender prior to July 3, 2009, we would be forced to terminate all of the TOB trusts and liquidate the trust assets under potentially adverse market conditions.  As a result, we could incur a loss of our entire investment in the Inverse Certificates and the other collateral pledged to Bank of America. If we refinance with another lender, we may incur additional financing costs and higher interest expense in the future.  .

An insolvency or receivership of Bank of America would cause the TOB trusts to collapse and could impair our ability to recover our collateral.

In the event Bank of America is determined to be insolvent, it could be placed in receivership by the Federal Deposit Insurance Corporation.  In that case, the FDIC will assume control over Bank of America and its operations.  In that situation, it is possible that the Company would not be able to obtain the mortgage bonds and other collateral pledged to the TOB trusts under our TOB Facility with Bank of America or receive the payments due from the TOB trusts in a timely fashion.  There can be no assurance that following any such insolvency or receivership the Company would ultimately receive the collateral pledged to the TOB trusts on demand, as required by the documents or at all.

The recent downturn in the credit markets has increased the cost of borrowing and has made financing difficult to obtain, each of which may have a material adverse effect on our results of operations and business.

Recent economic conditions have been unprecedented and challenging, with significantly tighter credit conditions and slower growth expected in 2009.  Throughout 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S., European and other international mortgage markets and declining residential and commercial real estate markets contributed to increased market volatility and diminished expectations for the U.S., European and other economies. In the third quarter, added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government’s loan to American International Group Inc., as well as other federal government interventions in the U.S. credit markets and similar events in Europe and other regions led to increased uncertainty and instability in global capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have contributed to global volatility of unprecedented levels.

As a result of these conditions, the cost and availability of credit has been, and may continue to be, adversely affected in all markets in which we operate. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease, to provide funding to borrowers. Continued turbulence in the U.S., European and other international markets and economies may adversely affect our liquidity and financial condition. If these market and economic conditions continue, they may limit our ability to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity requirements and result in adverse effects on our financial condition and results of operations.

There are risks associated with the acquisition of ownership interests in multifamily housing projects in anticipation of future tax-exempt bond financings of these projects.

To facilitate our investment strategy of acquiring additional tax-exempt mortgage bonds secured by multifamily apartment properties, we may acquire ownership positions in apartment properties that we expect to ultimately sell in a syndication of LIHTCs.  Our plan is to provide tax-exempt mortgage financing to the new property owners at the time of the LIHTC syndication after the expiration of the compliance period relating to LIHTCs previously issued with respect to the property.  During the time we own an interest, directly or indirectly, in such apartment properties, any net income earned by us from these properties will not be exempt from federal or state income taxation.  Current credit market and general economic conditions have had a significant negative effect on the market for LIHTC syndications.  At this time very few LIHTC syndications are being completed.  For this and other reasons, there is no assurance that we will be able to sell our interests in these properties at the end of the LIHTC compliance period or that we will not incur a loss upon the sale of these property interests.  In addition, there is no assurance that we will be able to acquire tax-exempt bonds on these properties even if we are able to sell our interests in the properties in connection with the syndication of new LHITCs.

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

Three of the tax-exempt revenue bonds the Partnership currently holds are secured by multifamily apartment properties which are still under construction.  The Partnership may acquire additional tax-exempt revenue bonds issued to finance apartment properties in various stages of construction.  Construction of such properties generally takes approximately 12 to 18 months.  The principal risk associated with construction lending is the risk that construction of the property will be substantially delayed or never completed.  This may occur for a number of reasons including (i) insufficient financing to complete the project due to underestimated construction costs or cost overruns; (ii) failure of contractors or subcontractors to perform under their agreements, (iii) inability to obtain governmental approvals; (iv) labor disputes, and (v) adverse weather and other unpredictable contingencies beyond the control of the developer.  While the Partnership may be able to protect itself from some of these risks by obtaining construction completion guarantees from developers, agreements of construction lenders to purchase its bonds if construction is not completed on time, and/or payment and performance bonds from contractors, the Partnership may not be able to do so in all cases or such guarantees or bonds may not fully protect it in the event a property is not completed.  In other cases, the Partnership may decide to forego certain types of available security if it determines that the security is not necessary or is too expensive to obtain in relation to the risks covered.  If a property is not completed, or costs more to complete than anticipated, it may cause the Partnership to receive less than the full amount of interest owed to it on the tax-exempt bond financing such property or otherwise result in a default under the mortgage loan that secures its tax-exempt bond on the property.  In such case, the Partnership may be forced to foreclose on the incomplete property and sell it in order to recover the principal and accrued interest on its tax-exempt bond and it may suffer a loss of capital as a result.  Alternatively, the Partnership may decide to finance the remaining construction of the property, in which event it will need to invest additional funds into the property, either as equity or as a taxable loan.  Any return on this additional investment would not be tax-exempt.  Also, if the Partnership forecloses on a property, it will no longer receive tax-exempt interest on the bond issued to finance the property.  In addition, the overall return to the Partnership from its investment in such property is likely to be less than if the construction had been completed on time or within budget.

There are a number of risks related to the lease-up of newly constructed or renovated properties that may affect the tax-exempt bonds issued to finance these properties.

Three of the tax-exempt revenue bonds the Partnership currently invests in are secured by affordable multifamily apartment properties which are still under construction.  The Partnership may acquire additional tax-exempt revenue bonds issued to finance properties in various stages of construction or renovation.  As construction or renovation is completed, these properties will move into the lease-up phase.  The lease-up of these properties may not be completed on schedule or at anticipated rent levels, resulting in a greater risk that these investments may go into default than investments secured by mortgages on properties that are stabilized or fully leased-up.  The underlying property may not achieve expected occupancy or debt service coverage levels.   While the Partnership may require property developers to provide it with a guarantee covering operating deficits of the property during the lease-up phase, it may not be able to do so in all cases or such guarantees may not fully protect the Partnership in the event a property is not leased up to an adequate level of economic occupancy as anticipated.

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

Three of the multifamily housing properties financed by tax-exempt bonds held by the Partnership are located in Florida in areas that are prone to damage from hurricanes and other major storms.  Due to the significant losses incurred by insurance companies on policies written on properties in Florida damaged by hurricanes, property and casualty insurers in Florida have modified their approach to underwriting policies.  As a result, the owners of these Florida properties now assume the risk of first loss on a larger percentage of their property’s value.  If any of these properties were damaged in a hurricane or other major storm, the losses incurred could be significant and would reduce the cash flow available to pay base or contingent interest on the Partnership’s tax-exempt bonds collateralized by these properties.  In general, the current insurance policies on these properties carry a 5% deductible for wind claims on the insurable value of the properties.  The current insurable value of the Florida properties is approximately $52.4 million.

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

An increase in interest rates could also decrease the value of our tax-exempt mortgage bonds.  A decrease in the value of our tax-exempt mortgage revenue bonds could cause the debt financing counterparty to demand additional collateral.  If additional collateral is not available, the debt financing could be terminated and some or all of the bonds collateralizing such financing may be sold to repay the debt.  In that case, we would lose the net interest income from these bonds.  A decrease in the value of our tax-exempt mortgage revenue bonds could also decrease the amount we could realize on the sale of our investments and would decrease the amount of funds available for distribution to our BUC holders.

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

Direct ownership of apartment properties will subject the Company to all of the risks normally associated with the ownership of commercial real estate.

We may acquire ownership of apartment complexes financed by our tax-exempt bonds in the event of a default on such bonds.  Additionally, we have acquired indirect interests in several apartment properties in order to facilitate the eventual acquisition of tax-exempt mortgage revenue bonds on the properties.  In either case, during the time we own an apartment complex, it will generate taxable income or losses from the operations of such property rather than tax exempt interest.  In addition, we will be subject to all of the risks normally associated with the operation of commercial real estate including declines in property value, occupancy and rental rates and increases in operating expenses.  We may also be subject to government regulations, natural disasters and environmental issues, any of which could have an adverse affect on our financial results and ability to make distributions to BUC holders.

We have assumed certain potential liability relating to recapture of tax credits on apartment properties.

Subsidiaries of the Company have acquired limited partner interests in several limited partnerships that own apartment properties that generated LIHTCs for the previous partners in these partnerships.  In connection with the acquisition by our subsidiaries of partnership interests in these partnerships, we have agreed to reimburse the prior partners for any liabilities they incur due to recapture of these tax credits to the extent the recapture liability is due to the operation of the properties after our subsidiaries acquired an interest therein in a manner inconsistent with the laws and regulations relating to such tax credits.

The rent restrictions and occupant income limitations imposed on properties financed by tax-exempt mortgage revenue bonds or which generate LIHTCs may limit the revenues of such properties.

All of the properties securing our tax-exempt mortgage revenue bonds or in which our subsidiaries hold indirect interests are subject to certain federal, state and/or local requirements with respect to the permissible income of their tenants.  Since federal subsidies are not generally available on these properties, rents must be charged on a designated portion of the units at a level to permit these units to be continuously occupied by low or moderate income persons or families.  As a result, these rents may not be sufficient to cover all operating costs with respect to these units and debt service on the applicable tax-exempt mortgage revenue bond.  This may force the property owner to charge rents on the remaining units that are higher than they would be otherwise and may, therefore, exceed competitive rents which may adversely affect the occupancy rate of a property securing an investment and the property owner’s ability to service its debt.

The properties securing our revenue bonds or in which our subsidiaries hold indirect interests may be subject to liability for environmental contamination and thereby increase the risk of default on such bonds.

The owner or operator of real property may become liable for the costs of removal or remediation of hazardous substances released on its property.  Various federal, state and local laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.  We cannot assure you that the properties that secure our revenue bonds, or in which our subsidiaries hold indirect interests, will not be contaminated.  The costs associated with the remediation of any such contamination may be significant and may exceed the value of a property or result in the property owner defaulting on the revenue bond secured by the property.

We could be adversely affected if counterparties are unable to fulfill their obligations under our derivative agreements.

We have used interest rate swaps and caps to help us mitigate our interest rate risks.  However, these derivative transactions do not fully insulate us from the interest rate risks to which we are exposed.  We cannot assure you that a liquid secondary market will exist for any instruments purchased or sold in those transactions, thus, we may be required to maintain a position until exercise or expiration, which could result in losses.  Moreover, the derivative instruments are required to be marked to market with the difference recognized in earnings as interest expense which can result in significant volatility to reported net income over the term of these instruments.  The counterparty to certain of these agreements has the right to convert them to fixed-rate agreements, and it is possible that such a conversion could result in our paying more interest than we would under our variable-rate financing.  There is also a risk that a counterparty to such agreements will be unable to perform its obligations under the agreement.

Any future issuances of additional BUCs could cause their market value to decline.

We have the authority to issue additional BUCs representing assigned limited partner interests in the Company, and we plan to issue such BUCs from time to time.  The issuance of additional BUCs could cause dilution of the existing BUCs and a decrease in the market price of the BUCs.

If additional BUCs are issued but the Company is unable to invest the additional equity capital in assets that generate tax-exempt income at levels at least equivalent to our existing assets, the amount of cash available for distribution to BUC holders may decline.

The Company is not registered under the Investment Company Act.

The Company is not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), because it operates under an exemption therefrom.  As a result, none of the protections of the Investment Company Act (disinterested directors, custody requirements for securities, and regulation of the relationship between a fund and its advisor) will be applicable to the Company.

The Company engages in transactions with related parties.

Each of the executive officers of Burlington and four of the managers of Burlington hold equity positions in Burlington.  A subsidiary of Burlington acts as our general partner, manages our investments, performs administrative services for us and earns certain fees that are either paid by the properties financed by our tax-exempt mortgage revenue bonds or by us.  Another subsidiary of Burlington provides on-site management for many of the multifamily apartment properties that underlie our tax-exempt bonds or in which our subsidiaries hold ownership interests and earns fees from the property owners based on the gross revenues of these properties.  The BUC holders of the limited-purpose corporations which own five of the apartment properties financed with tax-exempt bonds and taxable loans held by the Company are employees of Burlington who are not involved in the operation or management of the Company and who are not executive officers or managers of Burlington.  Because of these relationships, our agreements with Burlington and its subsidiaries are related-party transactions.  By their nature, related-party transactions may not be considered to have been negotiated at arm’s-length.  These relationships may also cause a conflict of interest in other situations where we are negotiating with Burlington.

Tax Risks

BUC holders may incur tax liability if any of the interest on our tax-exempt mortgage revenue bonds is determined to be taxable.

Certain of our tax-exempt mortgage revenue bonds bear interest at rates which include contingent interest.  Payment of the contingent interest depends on the amount of net cash flow generated by, and net proceeds realized from a sale of, the property securing the bond.  Due to this contingent interest feature, an issue may arise as to whether the relationship between the property owner and us is that of debtor and creditor or whether we are engaged in a partnership or joint venture with the property owner.  If the IRS were to determine that tax-exempt mortgage revenue bonds represented an equity investment in the underlying property, the interest paid to us could be viewed as a taxable return on such investment and would not qualify as tax-exempt interest for federal income tax purposes.  We have obtained unqualified legal opinions to the effect that interest on our tax-exempt mortgage revenue bonds is excludable from gross income for federal income tax purposes which opinions provide that interest paid to a “substantial user” or “related person” (each as defined in the Internal Revenue Code) is not exempt from federal income taxation.  However, these legal opinions have no binding effect on the IRS or the courts, and no assurances can be given that the conclusions reached will not be contested by the IRS or, if contested, will be sustained by a court.

In addition, the tax-exempt status of the interest paid on our tax-exempt mortgage revenue bonds is subject to compliance by the underlying properties, and the owners thereof, with the bond documents and covenants required by the bond-issuing authority and the Internal Revenue Code.  Among these requirements are tenant income restrictions, regulatory agreement compliance, reporting requirements, use of proceeds restrictions and compliance with rules pertaining to arbitrage.  Each issuer of the revenue bonds, as well as each of the underlying property owners/borrowers, has covenanted to comply with procedures and guidelines designed to ensure satisfaction with the continuing requirements of the Internal Revenue Code.  Failure to comply with these continuing requirements of the Internal Revenue Code may cause the interest on our bonds to be includable in gross income for federal income tax purposes retroactively to the date of issuance, regardless of when such noncompliance occurs.

In addition, we hold residual interests issued under our TOB financing facility with Bank of America which entitle us to a share of the tax-exempt interest of the mortgage revenue bonds held by the underlying TOB trusts.  It is possible that the characterization of the residual interest in these TOB trusts could be challenged and the income that we receive through these instruments could be treated as ordinary taxable income includable in our gross income for federal tax purposes.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department.  Changes to the tax law, which may have retroactive application, could adversely affect us and our BUC holders.  It cannot be predicted whether, when, in what forms or with what effective dates the tax law applicable to us will be changed.

Not all of the interest income of the Company is exempt from taxation.

We have made, and may make in the future, taxable mortgage loans to the owners of properties which are secured by tax-exempt mortgage revenue bonds that we hold.  BUC holders will be taxed on their allocable share of this taxable interest income.  In any case that interest earned by the Company is taxable, a BUC holder’s allocable share of this taxable interest income will be taxable to the BUC holder regardless of whether an amount of cash equal to such allocable BUC is actually distributed to the BUC holder.

If the Company was determined not to be a partnership for tax purposes, it will have adverse economic consequences for the Company and its BUC holders.

We are a Delaware limited partnership and have chosen to operate as a partnership for federal income tax purposes.  As a partnership, to the extent we generate taxable income, BUC holders will be individually liable for income tax on their proportionate share of this taxable income, whether or not we make cash distributions.  The ability of BUC holders to deduct their proportionate share of the losses and expenses we generate will be limited in certain cases, and certain transactions may result in the triggering of the Alternative Minimum Tax for BUC holders who are individuals.

If the Company is classified as an association taxable as a corporation rather than as a partnership, we will be taxed on our taxable income, if any, and all distributions made by us to our BUC holders would constitute ordinary dividend income taxable to such BUC holders to the extent of our earnings and profits, which would include tax-exempt income, as well as any taxable income we might have, and the payment of these dividends would not be deductible by us.  The listing of the Company’s BUCs on the NASDAQ Global Market causes the Company to be treated as a “publicly traded partnership” under Section 7704 of the Code.  A publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income.  Qualifying income includes interest, dividends, real property rents, gain from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends and certain other items.  Substantially all of the Company’s gross income will continue to be tax-exempt interest income on mortgage bonds.  While we believe that all of this interest income is qualifying income, it is possible that some or all of our income could be determined not to be qualifying income.  In such a case, if more than 10% of our annual gross income in any year is not qualifying income, the Company will be taxable as a corporation rather than a partnership for federal income tax purposes.  We have not received, and do not intend to seek, a ruling from the Internal Revenue Service regarding our status as a partnership for tax purposes.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

Each of the Partnership’s tax-exempt mortgage revenue bonds is collateralized by a multifamily housing property.  The Partnership does not hold title or any other interest in these properties, other than the first mortgages securing the bonds.

As a result of FIN 46R, the Company is required to consolidate certain of the multifamily residential properties securing its bonds because the owners of those properties are treated as VIEs for which the Company is the primary beneficiary. The Company consolidated eight multifamily housing properties owned by VIEs located in Florida, Indiana, Iowa, South Carolina and Kentucky as of December 31, 2008.  Five of these consolidated VIEs are reported in the results from continuing operations and three are reported as discontinued operations.  The Partnership does not hold title to the properties owned by the VIEs.

In addition to the properties owned by VIEs, the Company reports the financial results of the MF Properties on a consolidated basis due to the 99% limited partnership interests held by its subsidiary in the partnerships that own the MF Properties.  The Company consolidated eight MF Properties located in Ohio, Kentucky, Virginia and Georgia as of December 31, 2008.

The following table sets forth certain information for each of the consolidated properties as of December 31, 2008:

MF Properties
					Buildings and Improvements	Carrying
		Number of Units	Average Square Feet per Unit			Value at
Property Name	Location			Land		December 31, 2008
Eagle Ridge	Erlanger, KY	64	1,183	$290,763	$2,393,762	$2,684,525
Meadowview	Highland Heights, KY	118	1,119	703,936	4,912,777	5,616,713
Crescent Village	Cincinnati, OH	90	1,226	353,117	4,312,152	4,665,269
Willow Bend	Hilliard, OH	92	1,221	580,130	3,006,278	3,586,408
Postwoods I	Reynoldsburg, OH	92	1,186	572,066	3,247,757	3,819,823
Postwoods II	Reynoldsburg, OH	88	1,186	576,438	3,272,331	3,848,769
Churchland	Chesapeake, VA	124	840	1,171,146	6,258,835	7,429,981
Glynn Place	Brunswick, GA	128	1188	743,996	4,473,767	5,217,763
						36,869,251
Less accumulated depreciation (depreciation expense of approximately $1.1 million in 2008)						(1,519,845)
Balance at December 31, 2008						$35,349,406

VIEs - Continuing Operations
					Buildings and Improvements	Carrying
		Number of Units	Average Square Feet per Unit			Value at
Property Name	Location			Land		December 31, 2008
Ashley Square	Des Moines, IA	144	970	$650,000	$7,522,190	$8,172,190
Bent Tree Apartments	Columbia, SC	232	989	986,000	11,391,963	12,377,963
Fairmont Oaks Apartments	Gainsville, FL	178	1,139	850,400	8,162,077	9,012,477
Iona Lakes Apartments	Ft. Myers, FL	350	807	1,900,000	17,034,120	18,934,120
Lake Forest Apartments	Daytona Beach, FL	240	1,093	1,396,800	10,915,732	12,312,532
						60,809,282
Less accumulated depreciation (depreciation expense of approximately $2.3 million in 2008)						(15,979,825)
Balance at December 31, 2008						44,829,457
Total Net Real Estate Asssets at December 31, 2008						$80,178,863

Item 3.  Legal Proceedings.

There are no material pending legal proceedings to which the Partnership is a party or to which any of the properties collateralizing the Partnership's tax-exempt mortgage revenue bonds are subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2008 to a vote of the Partnership's security holders.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

     (a)  Market Information. BUCs represent assignments by the sole limited partner of its rights and obligations as a limited partner. The rights and obligations of BUC holders are set forth in the Partnership’s Agreement of Limited Partnership. BUCs of the Partnership trade on the NASDAQ Global Market under the trading symbol "ATAX". The following table sets forth the high and low sale prices for the BUCs for each quarterly period from January 1, 2007 through December 31, 2008.

2008	High	Low
1st Quarter	$7.50	$5.64
2nd Quarter	$7.50	$5.95
3rd Quarter	$6.95	$4.23
4th Quarter	$6.51	$4.25

2007	High	Low
1st Quarter	$8.50	$7.80
2nd Quarter	$8.36	$7.75
3rd Quarter	$8.16	$7.00
4th Quarter	$8.04	$6.35

     (b) BUC Holders. The approximate number of BUC holders on December 31, 2008 was 4,600.

     (c) Distributions. Distributions to BUC holders were made on a quarterly basis during 2008, 2007, and 2006. Total distributions for the years ended December 31, 2008, 2007, and 2006 were $9,140,000, $6,801,000, and $5,312,000, respectively.   The distributions paid or accrued per BUC during the fiscal years ended December 31, 2008, 2007, and 2006 were as follows:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	Dec. 31, 2008	Dec. 31, 2007	Dec. 31, 2006

Cash Distributions	$0.5400	$0.5400	$0.5400

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information regarding the sources of funds that will be used for cash distributions and for a discussion of factors which may adversely affect the Partnership's ability to make cash distributions at the same levels in 2009 and thereafter.

(d) Sales of Unregistered Securities. None

(e) Issuer Purchases of Equity Securities.

The following table sets forth the purchase of BUCs made by Burlington during the fourth quarter of 2008.  All purchases were made by Burlington pursuant to a prearranged trading plan established in accordance with the guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934.  This trading plan was publicly announced on December 20, 2007 and provided that Burlington may acquire up to $2.0 million of BUCs.  The Partnership made no purchases of BUCs during the period shown in the table and is not allowed to purchase BUCs under the terms of its Limited Partnership Agreement.

Issuer Purchases of Equity Securities

Period	(a) Total Number of BUCs purchased	(b) Average price paid per BUC	(c) Total number of BUCs purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of BUCs that may yet be purchased under the plans or programs
October 1 through October 30, 2008	25,000	$5.76	25,000	$445,000
November 5 through November 28, 2008	20,000	$5.15	20,000	$345,000
December 3 through December 26, 2008	20,000	$4.95	20,000	$245,000
Total	65,000	$5.32	65,000	$245,000

Item 6.  Selected Financial Data.

Set forth below is selected financial data for the Company as of and for the years ended December 31, 2004 through 2008. The information should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed in response to Item 8 of this report.  As discussed in Note 7, during 2008 certain operations of the Company were determined to be discontinued operations and, therefore, the selected financial data tables have been adjusted to reflect the discontinued operations.  In addition, please refer to the discussions in Item 1 and Item 7 regarding the adoption of FIN 46R and its effects on the presentation of financial data in this report on Form 10-K.

	For the	For the	For the	For the	For the
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	Dec. 31, 2008	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004

Property revenue	$13,773,801	$11,208,209	$9,266,223	$9,119,726	$8,278,578
Real estate operating expenses	(8,872,219)	(7,299,257)	(5,945,364)	(5,733,147)	(4,610,774)
Depreciation and amortization expense	(4,987,417)	(3,611,249)	(1,895,546)	(1,874,146)	(1,952,402)
Mortgage revenue bond investment income	4,230,205	3,227,254	1,418,289	1,061,242	923,108
Other bond investment income	-	-	4,891	73,179	321,750
Other interest income	150,786	751,797	337,008	102,474	78,367
Gain (loss) on sale of securities	(68,218)	-	-	126,750	-
Interest expense	(4,106,072)	(2,595,616)	(1,303,760)	(572,340)	(786,638)
Hurricane related expenses	-	-	-	-	(771,666)
General and administrative expenses	(1,808,459)	(1,577,551)	(1,575,942)	(2,028,366)	(1,484,598)
Minority interest	9,364	13,030	-	-	-
Income (loss) from continuing operations	(1,678,229)	116,617	305,799	275,372	(4,275)
Income from discontinued operations, (including gain on sale of $11,667,246 and $18,771,497 in 2006 and 2005, respectively)	646,989	824,249	12,470,936	19,289,770	317,219
Income (loss) before cumulative effect of accounting change	(1,031,240)	940,866	12,776,735	19,565,142	312,944
Cumulative effect of accounting change	-	-	-	-	(38,023,001)

Net income (loss)	(1,031,240)	940,866	12,776,735	19,565,142	(37,710,057)
Less: general partners' interest in net income	64,059	99,451	1,627,305	1,021,216	72,436
Unallocated income (loss) related to variable interest entities	(3,756,894)	(3,452,591)	3,863,226	1,443,519	(44,953,615)
Limited partners' interest in net income	$2,661,595	$4,294,006	$7,286,204	$17,100,407	$7,171,122
Limited partners' interest in net income per unit (basic and diluted):
Income from continuing operations	$0.20	$0.34	$0.74	$0.58	$0.52
Income from discontinued operations, (including gain on sale of $1.91 per unit)	-	-	-	1.16	-
Income before cumulative effect of accounting change	0.20	0.34	0.74	1.74	0.52
Cumulative effect of accounting change	-	-	-	-	0.21
Net income, basic and diluted, per unit	$0.20	$0.34	$0.74	$1.74	$0.73
Distributions paid or accrued per BUC	$0.5400	$0.5400	$0.5400	$0.8068	$0.5400
Investments in tax-exempt mortgage
revenue bonds, at estimated fair value	$44,492,526	$66,167,116	$27,103,398	$17,033,964	$16,031,985
Real estate assets, net	$80,178,863	$70,246,514	$47,876,652	$47,788,007	$50,134,781
Total assets	$157,863,276	$164,879,008	$100,200,189	$111,574,124	$118,147,479
Total debt-continuing operations	$87,890,367	$72,464,333	$26,919,333	$27,139,333	$43,424,333
Total debt-discontinued operations	$19,583,660	$18,850,667	$18,850,667	$18,850,667	$18,850,667

Cash flows provided by
operating activities	$4,445,215	$4,227,023	$5,637,095	$3,851,827	$5,128,258
Cash flows provided by (used in)
investing activities	$(16,598,170)	$(48,007,185)	$6,396,786	$23,104,860	$(5,264,436)
Cash flows provided by (used in)
financing activities	$4,692,149	$50,125,180	$(6,855,558)	$(25,975,424)	$(843,588)
Cash Available for Distribution ("CAD")(1)	$6,248,920	$6,062,931	$7,876,824	$14,919,367	$6,086,921
Weighted average number of BUCs
outstanding, basic and diluted	13,512,928	12,491,490	9,837,928	9,837,928	9,837,928
(1) To calculate CAD, amortization expense related to debt financing costs and bond reissuance costs, Tier 2 income due to the general partner (as defined in the Agreement of Limited Partnership), interest rate derivative income or expense (including adjustments to fair value), provision for loan losses, impairments on bonds, losses related to VIEs including the cumulative effect of accounting change, and depreciation and amortization expense on MF Property assets are added back to the Company’s net income (loss) as computed in accordance with GAAP. The Company uses CAD as a supplemental measurement of its ability to pay distributions.  The Company believes that CAD provides relevant information about its operations and is necessary along with net income (loss) for understanding its operating results.

Management utilizes a calculation of Cash Available for Distribution (“CAD”) as a means to determine the Partnership’s ability to make distributions to BUC holders.  The General Partner believes that CAD provides relevant information about the Company’s operations and is necessary along with net income for understanding its operating results.  There is no generally accepted methodology for computing CAD, and the Company’s computation of CAD may not be comparable to CAD reported by other companies.  Although the Company considers CAD to be a useful measure of its operating performance, CAD should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP.

The following sets forth a reconciliation of the Company's net income (loss) as determined in accordance with GAAP and its CAD for the periods set forth.

	2008	2007	2006	2005	2004
Net income (loss)	$(1,031,240)	$940,866	$12,776,735	$19,565,142	$(37,710,057)
Net (income) loss related to VIEs and eliminations due to consolidation	3,756,894	3,452,591	(3,863,226)	(1,443,519)	4,867,444
Cumulative effect of accounting change	-	-	-	-	38,023,001
Net income before impact of VIE consolidation	$2,725,654	$4,393,457	$8,913,509	$18,121,623	$5,180,388
Change in fair value of derivatives and interest rate derivative amortization	721,102	249,026	210	(364,969)	117,916
Depreciation and amortization expense (Partnership only)	2,840,500	1,478,278	25,605	24,467	196,122
Tier 2 Income distributable to the General Partner (1)	(38,336)	(57,830)	(1,062,500)	(3,595,754)	-
Provision for loan losses	-	-	-	734,000	217,654
Impairment on tax-exempt mortgage revenue bonds	-	-	-	-	374,841
CAD	$6,248,920	$6,062,931	$7,876,824	$14,919,367	$6,086,921
Weighted average number of units outstanding,
basic and diluted	13,512,928	12,491,490	9,837,928	9,837,928	9,837,928
Net income, basic and diluted, per unit	$0.20	$0.34	$0.74	$1.74	$0.52
Total CAD per unit	$0.46	$0.49	$0.80	$1.52	$0.62
Distributions per unit	$0.5400	$0.5400	$0.5400	$0.8068	$0.5400
(1) As described in Note 3 to the consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent (Tier 2 income) will be distributed 75% to the BUC holders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner. For 2008, Lake Forest generated approximately $45,000, Fairmont Oaks generated approximately $54,000, and Iona Lakes generated approximately $ 54,000 of Tier 2 income. For 2007, Lake Forest generated approximately $231,000 of Tier 2 income. For 2006, the Northwoods Lake Apartments provided for $4.25 million of Tier 2 income. For 2005, the Clear Lake sale resulted in approximately $14.4 million of Tier 2 income.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

In this Management’s Discussion and Analysis, the “Partnership” refers to America First Tax Exempt Investors, L.P. and Subsidiaries (which own the MF Properties) on a consolidated basis and the “Company” refers to the consolidated financial information of the Partnership and certain entities that own multifamily apartment projects financed with mortgage revenue bonds held by the Partnership that are treated as “variable interest entities” (“VIEs”).  The Partnership has been determined to be the primary beneficiary of these VIEs and, although it does not hold an equity position in them, therefore must consolidate these entities. The consolidated financial statements of the Company include the accounts of the Partnership, the MF Properties and the VIEs. All significant transactions and accounts between the Partnership, the MF Properties and the VIEs have been eliminated in consolidation.

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

Variable Interest Entities (“VIEs”)

When the Partnership invests in a tax-exempt mortgage revenue bond which is collateralized by the underlying multifamily property, the Partnership will evaluate the entity which owns the property securing the tax-exempt mortgage revenue bond to determine if it is a VIE as defined by FASB Financial Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46R is a complex standard that requires significant analysis and judgment. If it is determined that the entity is a VIE, the Partnership will then evaluate if it is the primary beneficiary of such VIE, by determining whether the Partnership will absorb the majority of the VIE’s expected losses, receive a majority of the VIE’s residual returns, or both. If the Partnership determines itself to be the primary beneficiary of the VIE, then the assets, liabilities and financial results of the related multifamily property will be consolidated in the Partnership’s financial statements. If management incorrectly applies the provisions of FIN 46R, the Company might improperly consolidate, or fail to consolidate, an entity.

Purchase Accounting

Pursuant to SFAS No. 141, Business Combinations, the Company allocates a portion of the total acquisition cost of a property acquired to leases in existence as of the date of acquisition. The estimated valuation of in-place leases is calculated by applying a risk-adjusted discount rate to the projected cash flow deficit at each property during an assumed lease-up period for these properties. This allocated cost is amortized over the average remaining term of the leases (approximately six to twelve months) and is included in the Statement of Operations under depreciation and amortization expense.

Investments in Tax-Exempt Mortgage Revenue Bonds and Other Tax-Exempt Bonds

Valuation - As all of the Company’s investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  The Company owns 100% of each of these bonds.  There is no active trading market for the bonds and price quotes for the bonds are not available.  As a result, the Company bases its estimate of fair value of the tax-exempt bonds using a discounted cash flow and yield to maturity analyses performed by the management. This calculation methodology encompasses judgment in its application.  If available, management may also consider price quotes on similar bonds or other information from external sources, such as pricing services or broker quotes.

As of December 31, 2008, all of the Company’s tax-exempt mortgage revenue bonds were valued using management’s discounted cash flow and yield to maturity analyses.  Pricing services, broker quotes and management’s analyses provide indicative pricing only.  Due to the limited market for the tax-exempt bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the bonds.  As of December 31, 2007, approximately $60.0 million of the Company’s tax-exempt mortgage revenue bonds were valued using broker quotes and approximately $5.7 million were valued using management’s discounted cash flow analyses.

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

Review of securities for other-than-temporary impairment – The Partnership periodically reviews each of its mortgage revenue bonds for impairment by comparing the estimated fair value of the revenue bond to its carrying amount.  The estimated fair value of the revenue bond is calculated using a discounted cash flow model using interest rates for comparable investments. A security is considered other-than-temporarily impaired if evidence indicates that the cost of the investment is not recoverable within a reasonable period of time. If an other-than-temporary impairment exists, the cost basis of the mortgage bond is written down to its estimated fair value, with the amount of the write-down accounted for as a realized loss. The Company evaluates whether unrealized losses are considered to be other-than-temporary based on the duration and severity of the decline in fair value as well as the Company’s intent and ability to hold the securities until their value recovers or until maturity. The recognition of an other-than-temporary impairment and the potential impairment analysis are subject to a considerable degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the financial statements. The credit and capital markets have continued to deteriorate.  If uncertainties in these markets continue, the markets deteriorate further or the Company experiences deterioration in the values of its investment portfolio, the Company may incur impairments to its investment portfolio which could negatively impact the Company’s financial condition, cash flows, and reported earnings.

Revenue recognition – The interest income received by the Partnership from its tax-exempt mortgage revenue bonds is dependent upon the net cash flow of the underlying properties. Base interest income on fully performing tax-exempt mortgage revenue bonds is recognized as it is earned. Base interest income on tax-exempt mortgage revenue bonds not fully performing is recognized as it is received. Past due base interest on tax-exempt mortgage revenue bonds, which are or were previously not fully performing, is recognized as it is earned. The Partnership reinstates the accrual of base interest once the tax-exempt mortgage revenue bond’s ability to perform is adequately demonstrated. Contingent interest income, which is only received by the Partnership if the property financed by a tax-exempt mortgage revenue bond that contains a contingent interest provision generates excess available cash flow as set forth in each bond, is recognized when realized or realizable.

Derivative Instruments and Hedging Activities

The Partnership’s investments in interest rate derivative agreements are accounted for under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS No. 133”) as amended and interpreted.  SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments, including certain derivative financial instruments embedded in other contracts, and for hedging activity. SFAS No. 133 requires the Partnership to recognize all derivatives as either assets or liabilities in its financial statements and record these instruments at their fair values. In order to achieve hedge accounting treatment, derivative instruments must be appropriately designated, documented and proven to be effective as a hedge pursuant to the provisions of SFAS No. 133.  The Partnership did not designate its current derivatives as qualifying hedges under SFAS No. 133.

The fair values of the interest rate derivatives at inception are their original cost. Changes in the fair value of the interest rate derivative agreements are recognized in earnings as interest expense. The fair value adjustment through earnings can cause a significant fluctuation in reported net income although it has no impact on the Partnership’s cash flows. Although the Company utilizes current price quotes by recognized dealers as a basis for estimating the fair value of its interest rate derivative agreements, the calculation of the fair value involves a considerable degree of judgment.

Executive Summary

Overview

The Partnership operates for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. Each multifamily property financed with tax-exempt mortgage bonds held by the Partnership is owned by a separate entity.  The Partnership does not hold an ownership interest in any of these entities.  However, in some cases, these entities are treated as VIEs and, as a result, the assets, liabilities and financial results of the properties owned by these entities are consolidated with the Company.  Whether or not treated as a VIE, the owners of the properties financed by tax-exempt mortgage revenue bonds held by the Partnership have an operating goal to generate increasing amounts of net rental income from these properties that will allow them to service their debt on the Partnership’s bonds.  In order to achieve this goal, management of these multifamily apartment properties is focused on: (i) maintaining high economic occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties; and (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of the properties in their respective market areas.

At December 31, 2008, the Partnership held 17 tax-exempt mortgage bonds, eight of which are secured by properties held by VIEs and, therefore, eliminated in consolidation on the Company’s financial statements.  During the fourth quarter of 2008, three of these VIEs, Ashley Pointe at Eagle Crest in Evansville, Indiana, Woodbridge Apartment of Bloomington III in Bloomington, Indiana, and Woodbridge Apartments of Louisville II in Louisville, Kentucky, met the criteria for  discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS No. 144”), and they are classified as such in the consolidated financial statements for all periods presented.  The Company owned $28.3 million in bonds secured by the properties.  These properties are owned by third party limited partnerships unaffiliated with the Partnership.  During the fourth quarter of 2008, the Partnership provided written notification to the bond issuers, bond trustee and the borrowers that it was exercising its rights under the bond indenture to cause the mandatory redemption of the bonds.  The bonds were redeemed in February 2009.  As of December 31, 2008, the operations of these VIEs have been recorded by the Company as discontinued operations and the net assets are recorded as held for sale.

As noted above, the properties financed by these redeemed mortgage revenue bonds were required to be consolidated into our financial statements as VIEs under FIN 46R   In order to properly reflect the transaction under FIN 46R, the Company will record the sale of the properties as though they were owned by the Company.  The transaction was completed in the first quarter of 2009 for a total purchase price of $32.0 million resulting in an estimated gain on sale for GAAP reporting to the Company of approximately $26.0 million.  The redemption of the bonds did not result in a taxable gain to the Partnership.  See Footnote 7 to the Consolidated Financial Statements for further discussion.  The redeemed bonds were collateral on the Company’s TOB facility.  As of the closing date of the redemption, the Company placed on deposit with Bank of America $23.6 million in cash as replacement collateral.  Such funds on deposit may be used to reduce the amount of debt outstanding on the TOB facility.

On a stand-alone basis, the Partnership received approximately $30.9 million of net proceeds from the bond redemption.  These proceeds represent the repayment of the bond par values plus accrued base interest and approximately $2.3 million of contingent interest.  The contingent interest, recognized in the first quarter of 2009, represents additional earnings to the Partnership beyond the recurring base interest earned on the bond portfolio.  The contingent interest also represents additional Cash Available for Distribution to the BUC holders of approximately $1.7 million, or $0.13 per unit.

As of December 31, 2008 and 2007, the five consolidated VIE multifamily apartment properties reported in continuing operations contained a total of 1,144 rental units and three consolidated VIE multifamily apartment properties reported in discontinued operations contained 620 units.  The properties underlying the nine non-consolidated tax-exempt mortgage bonds contain a total of 1,137 rental units at December 31, 2008 and 1,286 rental units at December 31, 2007. At December 31, 2006, the Partnership held four non-consolidated tax-exempt mortgage bonds secured by apartment properties containing a total of 574 rental units.

To facilitate its investment strategy of acquiring additional tax exempt mortgage bonds secured by multifamily apartment properties, the Partnership may acquire ownership positions in apartment properties (“MF Properties”), in order to ultimately restructure the property ownership through a sale of the MF Properties and a syndication of low income housing tax credits (“LIHTCs”).  The syndication and sale of LIHTCs along with tax-exempt bond financing is an attractive plan of finance for developers and owners.  The Partnership expects to provide the tax-exempt mortgage revenue bonds to the new property owners as part of the restructuring.   Such restructurings will generally be expected to be initiated within 36 months of the Partnership’s investment in an MF Property and will often coincide with the expiration of the compliance period relating to LIHTCs previously issued with respect to the MF Property.  The Partnership will not acquire LIHTCs in connection with these transactions. As of December 31, 2008, the Partnership’s wholly-owned subsidiaries held limited partnership interests in eight entities that own MF Properties containing a total of 796 rental units.  Current credit markets and general economic issues have had a significant negative impact on these types of transactions.  At this time very few LIHTC syndication and tax-exempt bond financing transactions are being completed.  These types of transactions represent a long-term market opportunity for the Company and provide a significant future bond investment pipeline when the market for LIHTC syndications strengthens.  Until the Partnership restructures the property ownership as described above, the MF Properties operating goal is similar to that of the VIEs as described below.

Ten of the 16 properties which collateralize the bonds owned by the Partnership and all of the MF Properties are managed by America First Properties Management Company (“Properties Management”), an affiliate of the Partnership.  Management believes that this relationship provides greater insight and understanding of the underlying property operations and their ability to meet debt service requirements to the Partnership.  The properties not currently managed by Properties Management are Woodbridge Apartments of Bloomington, Woodbridge Apartments of Louisville, Bella Vista Apartments, Runnymede Apartments, Bridle Ridge and Woodlynn Village.

Recent economic conditions have been unprecedented and challenging, with significantly tighter credit conditions and slower growth expected in 2009.  As a result of these conditions, the cost and availability of credit has been, and may continue to be, adversely affected in all markets in which we operate. Concern about the stability of the markets generally, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce, and in some cases, cease, to provide funding to borrowers. If these market and economic conditions continue, they may limit our ability to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our financial condition and results of operations.

Although the consequences of these conditions and their impact on our ability to pursue our plan to grow through investments in additional tax-exempt bonds secured by first mortgages on affordable multifamily housing projects are not fully known, we do not anticipate that our existing assets will be adversely affected in the long-term.  We believe that if there are continued defaults on subprime single family mortgages and a general contraction of credit available for single family mortgage loans, additional demand for affordable rental housing may be created and, as a result, may have a positive economic effect on apartment properties financed by the tax-exempt bonds held by the Partnership.  We believe the current tightening of credit may also create opportunities for additional investments consistent with the Partnership's investment strategy because it may result in fewer parties competing to acquire tax-exempt bonds issued to finance affordable housing.  There can be no assurance that we will be able to finance additional acquisitions of tax-exempt bonds through either additional equity or debt financing.

Discussion of the Apartment Properties securing the Partnership Bond Holdings and MF Properties as of December 31, 2008

The following discussion describes the operations and financial results of the individual apartment properties financed by the tax-exempt bonds held by the Partnership and the MF Properties in which it holds an ownership.  The discussion also outlines the bond holdings of the Partnership, discusses the significant terms of the bonds and identifies those ownership entities which are consolidated VIEs of the Company.
			Number of Units	Percentage of Occupied Units as of December 31,		Economic Occupancy (1) for
		Number				the period ended December 31,
Property Name	Location	of Units	Occupied	2008	2007	2008	2007

Non-Consolidated Properties
Clarkson College	Omaha, NE	142	104	73%	83%	71%	80%
Bella Vista Apartments	Gainesville, TX	144	141	98%	92%	94%	72%
Woodland Park (2)	Topeka, KS	236	n/a	n/a	n/a	0%	n/a
Runnymede Apartments (3)	Austin, TX	252	241	96%	90%	68%	90%
Gardens of DeCordova (2)	Granbury, TX	76	n/a	n/a	n/a	0%	n/a
Gardens of Weatherford (2)	Weatherford, TX	76	n/a	n/a	n/a	0%	n/a
Bridle Ridge Apartments (3)	Greer, SC	152	136	89%	n/a	82%	n/a
Woodlynn Village (3)	Maplewood, MN	59	54	92%	n/a	92%	n/a
		1,137	676	90%	88%	77%	81%

VIEs - Continuing Operations
Ashley Square	Des Moines, IA	144	144	100%	96%	88%	81%
Bent Tree Apartments	Columbia, SC	232	220	95%	91%	85%	81%
Fairmont Oaks Apartments	Gainsville, FL	178	166	93%	94%	91%	91%
Iona Lakes Apartments	Ft. Myers, FL	350	283	81%	80%	66%	70%
Lake Forest Apartments	Daytona Beach, FL	240	220	92%	94%	94%	98%
		1,144	1033	90%	91%	81%	93%

MF Properties
Eagle Ridge	Erlanger, KY	64	54	84%	92%	81%	83%
Meadowview	Highland Heights, KY	118	104	88%	96%	92%	90%
Crescent Village	Cincinnati, OH	90	75	83%	90%	85%	90%
Willow Bend	Columbus (Hilliard), OH	92	84	91%	98%	89%	93%
Postwoods I	Reynoldsburg, OH	92	85	92%	90%	90%	83%
Postwoods II	Reynoldsburg, OH	88	85	97%	93%	91%	83%
Churchland (3)	Chesapeake, VA	124	108	87%	n/a	84%	n/a
Glynn Place (3)	Brunswick, GA	128	109	85%	n/a	91%	n/a
		796	704	88%	90%	104%	88%

(1) Economic occupancy is presented for the twelve months ended December 31, 2008 and 2007, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented, therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(2) These properties are still under construction as of December 31, 2008, and therefore have no occupancy data.
(3) Previous period occupancy numbers are not available, as this is a new investment.

Non-Consolidated Properties

Clarkson College  – Clarkson College is a 142 bed student housing facility located in Omaha, Nebraska.  The tax-exempt mortgage revenue bonds owned by the Partnership were issued under Section 145 of the Code by a not-for-profit entity qualified under Section 501(c)(3) of the Code.  The bonds have an outstanding principal amount of $6.0 million and have a base interest rate of 6.0% per annum.  The bonds also contain a participation interest in any excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bonds accrue contingent interest at a rate of 1.25% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the property has not paid any contingent interest and the Partnership has not recognized any contingent interest income related to this bond.  Because the property is owned by a 501(c)(3) not-for-profit entity it is not a VIE.  Clarkson College’s operations resulted in net operating income of $432,000 and $499,000 on net revenue of approximately $623,000 and $695,000 in 2008 and 2007 respectively.  As shown in the table above, occupancy trends are negative as economic occupancy decreased from 2007 to 2008 driving the decreased net operating income.

Bella Vista  – Bella Vista Apartments is located in Gainesville, Texas and contains 144 units.  The tax-exempt mortgage revenue bonds owned by the Partnership are private activity housing bonds issued in conjunction with the syndication of LITHCs.  The bonds have an outstanding principal amount of $6.8 million and have a base interest rate of 6.15% per annum.  The bonds do not contain participation interests.  We have determined that the company that owns Bella Vista Apartments does not meet the definition of a VIE.  As a result, this property is not consolidated.  June 2007 was the first full month of operations at Bella Vista.  Bella Vista’s operations resulted in net operating income of $578,000 and $400,000 on net revenue of approximately $1.1 million and $793,000 in 2008 and 2007 respectively.

Woodland Park – Woodland Park Apartments began leasing its 236 units in Topeka, Kansas in November 2008.  The Partnership owns the Series A and Series B tax-exempt mortgage revenue bonds financing this project. A final completion of the project is expected by May 2009. The developer and principals have guaranteed completion and stabilization of the project.  The general contractor has a guaranteed maximum price contract and payment and performance bonds are in place.  The Series A bonds have an outstanding principal amount of $15.1 million and have a base interest rate of 6.0% per annum.  The Series B bonds have an outstanding principal amount of $0.65 million and have a base interest rate of 8.0% per annum.  The bonds do not contain participation interests.  We have determined that the company that owns Woodland Park Apartments does not meet the definition of a VIE.  As a result, this property is not consolidated.  Woodland Park has realized approximately $3,000 in net operating losses on revenue of $226,000 since November 2008.

Runnymede Apartments – Runnymede Apartments is located in Austin, Texas and contains 252 units. The tax-exempt mortgage revenue bonds owned by the Partnership are private activity housing bonds issued in conjunction with the syndication of LITHCs.  The bonds have an outstanding principal amount of $10.8 million and have a base interest rate of 6.00%.  The bonds do not contain participation interests.  We have determined that the company that owns Runnymede Apartments does not meet the definition of a VIE.  As a result, this property is not consolidated.  These bonds were purchased in October 2007.  Runnymede’s 2008 operations resulted in net operating income of $209,000 on net revenue of approximately $1.5 million.

Gardens of DeCordova – The Gardens of DeCordova Apartments is located in Granbury, Texas and began leasing its 76 units in November 2008. Full construction completion is scheduled for April 2009.  The originally scheduled completion date was August 2008.  The developer and principals have guaranteed completion and stabilization of the project.  The general contractor has a guaranteed maximum price contract and payment and performance bonds are in place.  The project currently has sufficient capitalized interest reserves to fund debt service beyond the expected date of completion.  The bonds have an outstanding principal amount of $4.9 million and have a base interest rate of 6.0% per annum.  The bonds do not contain participation interests.  We have determined that the company that owns The Gardens of DeCordova Apartments does not meet the definition of a VIE.  As a result, this property is not consolidated.

Gardens of Weatherford – The Gardens of Weatherford Apartments is currently under construction in Weatherford, Texas and will contain 76 units upon completion.  The Partnership owns the tax-exempt mortgage revenue bonds financing this project. The estimated final completion date is December 2009 with some units available for rent in July 2009. The developer and principals have guaranteed completion and stabilization of the project.  The general contractor has a guaranteed maximum price contract and payment and performance bonds are in place.  The project currently has sufficient capitalized interest reserves to fund debt service beyond the expected date of completion.  The bonds have an outstanding principal amount of $4.7 million and have a base interest rate of 6.0% per annum.  The bonds do not contain participation interests.  We have determined that the company that owns The Gardens of Weatherford Apartments does not meet the definition of a VIE.  As a result, this property is not consolidated.

Bridle Ridge – Bridle Ridge Apartments is located in Greer, South Carolina and contains 152 units.  The tax-exempt mortgage revenue bonds owned by the Partnership are private housing bonds issued in conjunction with the syndication of LITHCs.  The bonds have an outstanding principal amount of $7.9 million and have a base interest rate of 6.0% per annum.  The bonds do not contain participation interests.  We have determined that the company that owns Bridle Ridge Apartments does not meet the definition of a VIE.  As a result, this property is not consolidated.  February 2008 was the first full month of operations at Bridle Ridge.  Bridle Ridge’s operations resulted in net operating income of $752,000 on net revenue of approximately $1.1 million in 2008.

Woodlynn Village – Woodlynn Village is located in Maplewood, Minnesota and contains 59 units.  The tax-exempt mortgage revenue bonds owned by the Partnership are private housing bonds issued in conjunction with the syndication of LITHCs.  The bonds have an outstanding principal amount of $4.6 million and have a base interest rate of 6.0% per annum.  The bonds do not contain participation interests.  We have determined that the company that owns Woodlynn Village does not meet the definition of a VIE.  As a result, this property is not consolidated.  March 2008 was the first full month of operations at Woodlynn Village.  Woodlynn Village’s operations resulted in net operating income of $330,000 on net revenue of approximately $529,000 in 2008.

VIEs – Continuing Operations

Ashley Square -  Ashley Square Apartments is located in Des Moines, Iowa and contains 144 units.  The tax-exempt mortgage revenue bonds owned by the Partnership are traditional “80/20” bonds issued prior to the Tax Reform Act of 1986.  These bonds require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size.  The bonds have an outstanding principal amount of $6.5 million and have a base interest rate of 7.5% per annum.  The bonds also contain a participation interest in any excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bond accrues contingent interest at a rate of 3.0% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the property has not paid any contingent interest and the Partnership has not recognized any contingent interest income related to this bond.  Because of its capital structure and the participation interests contained in the bond owned by the Partnership this property is a consolidated VIE.  Additionally, the equity ownership of this property was previously held by individuals or entities affiliated with the general partner.  In December 2008 the equity ownership of this property was transferred to Ashley Square Housing Cooperative, an Iowa Multiple Housing Cooperative, for the assumption of all outstanding liabilities.  Ashley Square’s operations resulted in net operating income of $302,000 and $189,000 on net revenue of approximately $1.2 million and $1.1 million in 2008 and 2007 respectively.  This improvement from 2007 is primarily the result of increased revenue from improved occupancy and a decrease in real estate taxes and repairs and maintenance.

Bent Tree – Bent Tree Apartments is located in Columbia, South Carolina and contains 232 units.  The tax-exempt mortgage revenue bonds owned by the Partnership are traditional “80/20” bonds issued prior to the Tax Reform Act of 1986.  These bonds require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size.  The bonds have an outstanding principal amount of $11.1 million and have a base interest rate of 7.1% per annum.  The bonds also contain a participation interest in any excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bond accrues contingent interest at a rate of 1.9% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the property has not paid any contingent interest and the Partnership has not recognized any contingent interest income related to this bond.  Because of its capital structure and the participation interests contained in the bond owned by the Partnership this property is a consolidated VIE.  Additionally, the equity ownership of this property is held by individuals or entities affiliated with the general partner. Bent Tree’s operations resulted in net operating income of $641,000 and $685,000 on net revenue of approximately $1.6 million and $1.5 million in 2008 and 2007 respectively.  Although there was an increase in net revenue due to improved occupancy in 2008, net operating income decreased primarily due to an increase in real estate taxes.

Fairmont Oaks -  Fairmont Oaks Apartments is located in Gainesville, Florida and contains 178 units.  The tax-exempt mortgage revenue bonds owned by the Partnership are traditional “80/20” bonds issued prior to the Tax Reform Act of 1986.  These bonds require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size.  The bonds have an outstanding principal amount of $7.7 million and have a base interest rate of 6.3% per annum.  The bonds also contain a participation interest in any excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bond accrues contingent interest at a rate of 2.2% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the Partnership has realized $54,000 in contingent interest income related to this bond.  Because of its capital structure and the participation interests contained in the bond owned by the Partnership this property is a consolidated VIE.  Additionally, the equity ownership of this property is held by individuals or entities affiliated with the general partner.  Fairmont Oak’s operations resulted in net operating income of $750,000 and $808,000 on net revenue of approximately $1.6 million and $1.6 million in 2008 and 2007, respectively.  The decrease in net operating income is a result of increased property insurance costs.

Iona Lakes -  Iona Lakes Apartments is located in Fort Myers, Florida and contains 350 units.  The tax-exempt mortgage revenue bonds owned by the Partnership are traditional “80/20” bonds issued prior to the Tax Reform Act of 1986.  These bonds require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size.  The bonds have an outstanding principal amount of $16.2 million and have a base interest rate of 6.9% per annum.  The bonds also contain a participation interest in any excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bond accrues contingent interest at a rate of 2.6% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the property has paid $54,000 contingent interest and the Partnership has recognized $54,000 contingent interest income related to this bond.  Because of its capital structure and the participation interests contained in the bond owned by the Partnership this property is a consolidated VIE.  Additionally, the equity ownership of this property is held by individuals or entities affiliated with the general partner.  Iona Lake’s operations resulted in net operating income of $933,000 million and $1.1 million on net revenue of approximately $2.5 million and $2.6 million in 2008 and 2007, respectively.  The decrease in net operating income was a result of increased rent concessions and advertising expenses related to occupancy efforts as well as increased cost of utilities and property insurance.

Lake Forest -  Lake Forest Apartments is located in Daytona Beach, Florida and contains 240 units.  The tax-exempt mortgage revenue bonds owned by the Partnership are traditional “80/20” bonds issued prior to the Tax Reform Act of 1986.  These bonds require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size.  The bonds have an outstanding principal amount of $10.1 million and have a base interest rate of 6.9% per annum.  The bonds also contain a participation interest in any excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bond accrues contingent interest at a rate of 1.6% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the Partnership has realized approximately $276,000 of contingent interest income related to this bond.  Because of its capital structure and the participation interests contained in the bond owned by the Partnership this property is a consolidated VIE.  Additionally, the equity ownership of this property is held by individuals or entities affiliated with the general partner.  Lake Forest’s operations resulted in net operating income of $950,000 and $1.1 million on net revenue of approximately $2.1 million and $2.1 million in 2008 and 2007, respectively.  The decrease in net operating income was a result of increased real estate taxes and property insurance costs.

MF Properties

Eagle Ridge – Eagle Ridge Townhomes is located in Erlanger, Kentucky and contains 64 units.  A wholly-owned subsidiary of the Partnership acquired a 99% limited partner in the partnership that owns this property in July 2007.  As a result, the financial statements of this property have been consolidated with those of the Partnership since that time.  The consolidation of Eagle Ridge’s operations resulted in recognition by the Partnership of net operating income of $181,000 and $109,000 on net revenue of approximately $455,000 and $230,000 in 2008 and 2007 respectively.  The increase from 2007 to 2008 is due primarily to including a full year of operating results from this property in 2008 compared to six months operating results in 2007.  There are no tax-exempt bonds currently secured by this property.

Meadowview – Meadowview Apartments is located in Highland Heights, Kentucky and contains 118 units.  A wholly-owned subsidiary of the Partnership acquired a 99% limited partner in the partnership that owns this property in July 2007.  As a result, the financial statements of this property have been consolidated with those of the Partnership since that time.  The consolidation of Meadowview’s operations resulted in recognition by the Partnership of net operating income of $488,000 and $190,000 on net revenue of approximately $909,000 and $429,000 in 2008 and 2007 respectively. The increase from 2007 to 2008 is due primarily to including a full year of operating results from this property in 2008 compared to six months operating results in 2007.  There are no tax-exempt bonds currently secured by this property.

Crescent Village – Crescent Village Townhomes is located in Cincinnati, Ohio and contains 90 units.  A wholly-owned subsidiary of the Partnership acquired a 99% limited partner in the partnership that owns this property in July 2007.  As a result, the financial statements of this property have been consolidated with those of the Partnership since that time.  The consolidation of Crescent Village’s operations resulted in recognition by the Partnership of net operating income of $340,000 and $190,000 on net revenue of approximately $731,000 and $386,000 in 2008 and 2007 respectively.  The increase from 2007 to 2008 is due primarily to including a full year of operating results from this property in 2008 compared to six months operating results in 2007.  There are no tax-exempt bonds currently secured by this property.

Willow Bend – Willow Bend Townhomes is located in Columbus (Hilliard), Ohio and contains 92 units.  A wholly-owned subsidiary of the Partnership acquired a 99% limited partner in the partnership that owns this property in July 2007.  As a result, the financial statements of this property have been consolidated with those of the Partnership since that time.  The consolidation of Willow Bend’s operations resulted in recognition by the Partnership of net operating income of $408,000 and $162,000 on net revenue of approximately $763,000 and $369,000 in 2008 and 2007, respectively.  The increase from 2007 to 2008 is due primarily to including a full year of operating results from this property in 2008 compared to six months operating results in 2007.  There are no tax-exempt bonds currently secured by this property.

Postwoods I –   Postwoods Townhomes is located in Reynoldsburg, Ohio and contains 92 units.  A wholly-owned subsidiary of the Partnership acquired a 99% limited partner in the partnership that owns this property in July 2007.  As a result, the financial statements of this property have been consolidated with those of the Partnership since that time.  The consolidation of Postwoods I’s operations resulted in the recognition by the Partnership of net operating income of $408,000 and $160,000 on net revenue of approximately $761,000 and $349,000 in 2008 and 2007, respectively.  The increase from 2007 to 2008 is due primarily to including a full year of operating results from this property in 2008 compared to six months operating results in 2007.  There are no tax-exempt bonds currently secured by this property.

Postwoods II – Postwoods Townhomes is located in Reynoldsburg, Ohio and contains 88 units.   A wholly-owned subsidiary of the Partnership acquired a 99% limited partner in the partnership that owns this property in July 2007.  As a result, the financial statements of this property have been consolidated with those of the Partnership since that time.  The consolidation of Postwoods II’s operations resulted in the recognition by the Partnership of net operating income of $382,000 and $109,000 on net revenue of approximately $682,000 and $303,000 in 2008 and 2007, respectively.  The increase from 2007 to 2008 is due primarily to including a full year of operating results from this property in 2008 compared to six months operating results in 2007.  There are no tax-exempt bonds currently secured by this property.

Commons at Churchland – Commons at Churchland is located in Chesapeake, Virginia and contains 124 units.  A wholly-owned subsidiary of the Partnership acquired a 99% limited partner in the partnership that owns this property in August 2008.  As a result, the financial statements of this property have been consolidated with those of the Partnership since that time.  The consolidation of Commons at Churchland’s operations resulted in the recognition by the Partnership of approximately $158,000 in net operating income on revenue of $321,000 during 2008.

Glynn Place – Glynn Place Apartments is located in Brunswick, Georgia and contains 128 units.  A wholly-owned subsidiary of the Partnership acquired a 99% limited partner in the partnership that owns this property in October 2008.  As a result, the financial statements of this property have been consolidated with those of the Partnership since that time.  The consolidation of Glynn Place Apartment’s operations resulted in the recognition by the Partnership of approximately $81,000 of net operating income on revenue of $166,000 during 2008.

Results of Operations

The Consolidated Company

The table below compares the results of operations for the Company for 2008, 2007, and 2006:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	Dec. 31, 2008	Dec. 31, 2007	Dec. 31, 2006
Revenues:
Property revenues	$13,773,801	$11,208,209	$9,266,223
Mortgage revenue bond investment income	4,230,205	3,227,254	1,423,180
Other interest income	150,786	751,797	337,008
Loss on the sale of securities	(68,218)	-	-
Total Revenues	18,086,574	15,187,260	11,026,411

Expenses:
Real estate operating (exclusive of items shown below)	8,872,219	7,299,257	5,945,364
Depreciation and amortization	4,987,417	3,611,249	1,895,546
Interest	4,106,072	2,595,616	1,303,760
General and administrative	1,808,459	1,577,551	1,575,942
Total Expenses	19,774,167	15,083,673	10,720,612

Minority interest in net loss of consolidated subsidiary	9,364	13,030	-
Income from continuing operations	(1,678,229)	116,617	305,799
Income from discontinued operations, (including gain on sale of $11,667,246 in 2006)	646,989	824,249	12,470,936
Net income (loss)	$(1,031,240)	$940,866	$12,776,735

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Property Revenues.  Property revenues of the Company consist of those of the MF Properties as well as the five VIEs treated as continuing operations during the periods.  Property revenues increased approximately $2.6 million for the year ended December 31, 2008 compared to the year ended December 31, 2007.  The entire amount of the increase is attributable to the acquisition of the MF Properties.  The six MF Properties in which an interest was acquired in 2007 reported six months of revenue in 2007 and 12 months of revenue in 2008.  Interests in two additional MF Properties, Commons at Churchland and Glynn Place Apartments, were purchased in the third and fourth quarters of 2008, respectively, and revenues from these MF Properties was recorded from those dates.  Property revenues for the VIEs were flat year over year.  Annual net rental revenues per unit related to the MF Properties increased from $7,427 per unit in 2007 to $7,667 in 2008.  The annual net rental revenues per unit related to the VIEs increased from approximately $7,534 in 2007 to approximately $7,664 in 2008, however, this increase was offset by an occupancy decline of 1% from 2007 to 2008.

Mortgage revenue bond investment income.  Mortgage revenue bond investment income of the Company consists of the interest income earned only on the mortgage revenue bonds that were not issued to finance properties owned by VIEs.  The $1.0 million increase in mortgage revenue bond investment income from 2007 to 2008 is primarily due to income generated by the tax-exempt mortgage bonds acquired early in 2008 plus a full year of income from bonds acquired during 2007. In 2008, two new bond investments were acquired with a total carrying value of approximately $12.4 million as of December 31, 2008.  Income from these new investments accounted for $700,000 of the total increase. The remaining increase of $1.1 million is attributable to a full year of income on bond investments acquired in 2007 less $800,000 of net revenue lost due to the sale of two bonds in 2008 which were held for the entire 2007 year.

Other interest income.  Other interest income represents interest earned on cash and cash equivalents. The decrease is attributable to higher average balances of cash and cash equivalents in 2007 which resulted from the issuance of additional BUCs in April 2007.  As these funds were invested in tax-exempt bonds or MF Properties in 2007 and 2008, the Company’s cash and cash equivalent balances declined.

Loss on sale of securities. The Chandler Creek and Deerfield bonds were sold in 2008 for par value plus accrued interest.  The loss resulted from the write off of unamortized deferred financing costs related to the bonds.

Real estate operating expenses.  Real estate operating expenses increased approximately $1.6 million during 2008 as compared to 2007. Approximately $1.1 million of the increase is attributable to six of the MF Properties reporting six months activity in 2007 as compared to twelve months in 2008. In addition approximately $276,000 was incurred by Churchland and Glynn Place which were purchased in the third and fourth quarter of 2008, respectively. The remaining increase was directly related to an increase in the VIE fixed expenses including real estate taxes, property insurance expenses, professional fees and utilities.

Depreciation and amortization.  Depreciation and amortization increased approximately $1.4 million in 2008 compared to 2007. Depreciation is primarily associated with the apartment properties of the consolidated VIEs and the MF Properties. Approximately $306,000 of the increase is attributable to six of the MF Properties reporting six months of activity in 2007 as compared to twelve months in 2008.  The acquisition of Churchland and Glynn Place added approximately $294,000 of depreciation and amortization. In addition, the VIEs acquired capitalized assets in 2008 that resulted in an additional $200,000 of depreciation. Additionally, in 2008 the Company entered into a new TOB credit facility which resulted in approximately $600,000 of additional deferred finance cost amortization.

Interest expense.  Interest expense increased approximately $1.5 million during 2008 compared to 2007 due to higher levels of borrowing and fair value adjustments on our interest rate derivatives. Total outstanding debt from continuing operations increased from approximately $72.4 million at December 31, 2007 to approximately $87.9 million as of December 31, 2008.  Interest expense on the new debt accounted for approximately $764,000 of the overall increase. Approximately $472,000 of the remaining increase is attributable to the effect of marking our interest rate derivatives to fair value.  The remaining difference is due to a full year of interest expense on six of the eight MF Properties in 2008 versus six months in 2007 and additional interest expense related to Churchland and Glynn Place which were acquired in the third and fourth quarters of 2008.

General and administrative expenses.  General and administrative expenses were up approximately $231,000 in 2008. This increase was realized in professional fees and administration fees on bonds added to the investment portfolio.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Property Revenues.  Property revenues increased approximately $2.0 million for the year ended December 31, 2007 compared to the same period of 2006. The increase is attributable to the acquisition of six MF Properties in July 2007 which contributed revenues of approximately $2.1 million in 2007.  Annual net rental revenues per unit related to the MF Properties were, on an annualized basis, $7,427 per unit in 2007.  Annual net rental revenues per unit related to the VIE’s decreased from approximately $7,632 in 2006 to approximately $7,534 in 2007, or $98 per unit.

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

Real estate operating expenses.  Real estate operating expenses increased approximately $1.3 million during 2007 compared to 2006. This increase is primarily attributable to the purchase of six MF Properties in July of 2007 which had operating expenses of approximately $1.2 million.

Depreciation and amortization.  Depreciation and amortization increased approximately $1.7 million in 2007 compared to 2006.  Depreciation is primarily associated with the apartment properties of the consolidated VIEs and the MF Properties.  Amortization is primarily associated with in-place lease assets recorded as part of the purchase accounting for the acquisition of six MF Properties in July of 2007.  Depreciation and amortization related to these MF Properties accounted for the majority of the increase as depreciation expense on the MF Properties was approximately $459,000 and amortization related to the MF Properties was approximately $984,000 in 2007.

Interest expense.  Interest expense increased approximately $1.3 million during 2007 compared to 2006 due to higher levels of borrowing and the fair value adjustments on our interest rate derivatives. Total outstanding debt increased from approximately $26.9 million at December 31, 2006 to approximately $72.4 million as of December 31, 2007.  Interest expense on the new debt accounted for approximately $1.3 million of the overall increase. The remaining increase is attributable to marking our interest rate derivatives to fair value.

General and administrative expenses.  General and administrative expenses were consistent between 2007 and 2006.

Discontinued Operations

The assets, liabilities and results of operations of Ashley Pointe at Eagle Crest, Woodbridge Apartments of Bloomington III and Woodbridge Apartments of Louisville II, consolidated VIEs, are classified as discontinued operations under SFAS No. 144 – see Note 7 to the consolidated financial statements.  Additionally, the results of operations of Northwoods Lake Apartments in 2006 are classified as discontinued operations.  The following is a discussion of the transactions which precipitated the classification as discontinued operations, the transactions’ impact on the consolidated financial statements of the Company and the transactions’ impact on the Partnership.

During the fourth quarter of 2008, the Partnership provided written notification to the bond issuers, bond trustee and the borrowers for Ashley Pointe, Woodbridge Apartments of Bloomington III and Woodbridge Apartments of Louisville II that it was exercising its rights under the bond indenture to cause the mandatory redemption of the bonds.  The bonds were redeemed in February 2009.  As a result, these VIEs met the criteria for classification as discontinued operations.  In order to properly reflect the transaction under FIN 46R, the Company intends to record the redemption of the bonds as if it were a sale of properties owned by the Company.  As of December 31, 2008, Ashley Pointe, Woodbridge Apartments of Bloomington III, and Woodbridge Apartments of Louisville II reported assets of approximately $8.1 million and liabilities of approximately $23.3 million which are included in assets and liabilities of discontinued operations, respectively.  For the years ended December 31, 2008, 2007 and 2006 net income from these VIEs of approximately $647,000, $824,000 and $805,000, respectively, is included in the income or loss from discontinued operations.

During 2006, Northwoods Lake Apartments in Duluth, Georgia met the criteria as a discontinued operation under SFAS No. 144. During the third quarter of 2006 the property was sold to an unaffiliated third party.  In order to properly reflect the transaction under FIN 46R, the Company recorded the sale of the property in 2006 as though the property was owned by the Company. As such, in 2006, the Company recorded a gain on the sale of the property of $11.7 million.  Excluding the gain on sale, Northwoods contributed $113,000 of income from discontinued operations during the year ended December 31, 2006.  In conjunction with the property sale, the Partnership sold its investment in the bonds issued by the property owner at par value plus accrued interest.  Additionally, the property owner realized approximately $4.3 million in net cash proceeds from the sale of the property. These funds were used in their entirety to retire existing obligations of the property owner including accumulated tax exempt contingent interest earned by the Partnership on the bonds.  The sale of the bonds plus the receipt of accumulated contingent interest in 2006 resulted in total proceeds to the Partnership of approximately $10.4 million.

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

Each of the tax-exempt mortgage revenue bonds bears tax-exempt interest at a fixed rate and nine of the bonds provide for the payment of additional contingent interest that is payable solely from available net cash flow generated by the financed property. At December 31, 2008, all of the Partnership’s tax-exempt mortgage revenue bonds were paying their full amount of base interest.  The Partnership has the ability and may restructure the terms of its tax-exempt mortgage revenue bond to reduce the base interest rate payable on these bonds.  The Partnership remains aware of this potential and continues to monitor the performance of the multifamily properties collateralizing its tax-exempt mortgage revenue bonds.

The Partnership has financed the acquisition of tax-exempt mortgage bonds through the securitization of certain of its tax-exempt mortgage bonds under the Bank of America facility. As of December 31, 2008 the Partnership has securitized $76.6 million of its tax-exempt mortgage revenue bond portfolio. This total was allocated between continuing operations, $57.0 million, and discontinued operations, $19.6 million.  See the discussion of Liquidity and Capital Resources below for further discussion.

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

As of December 31, 2008, the Partnership’s wholly-owned subsidiaries held limited partnership interests in eight entities that own MF Properties containing a total of 796 rental units.  As noted above, the Partnership expects to ultimately restructure the property ownership through a sale of the MF Properties and a syndication of the associated LIHTCs.  The Partnership expects to provide the tax-exempt mortgage revenue bonds to the new property owners as part of the restructuring.  Current credit markets and general economic issues have had a significant negative impact on these types of transactions.  At this time very few LIHTC syndication and tax-exempt bond financing transactions are being completed.  These types of transactions represent a long-term market opportunity for the Company and provide a significant future bond investment pipeline when the market for LIHTC syndications strengthens.  Until such a restructuring occurs the operations of the properties owned by the limited partnerships are consolidated with the Partnership.

The following discussion of the Partnership’s results of operations for the years ended December 31, 2008, 2007 and 2006 reflects the operations of the Partnership without the consolidation of the VIEs required by FIN 46R. This information reflects the information used by management to analyze the Partnership’s operations and is reflective of the consolidated operations of the Tax-Exempt Bond Investments segment and the MF Properties segment as presented in Note 14 to the financial statements.

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	Dec. 31, 2008	Dec. 31, 2007	Dec. 31, 2006
Revenues:
Mortgage revenue bond investment income	$10,102,802	$9,379,859	$12,188,552
Property revenues	4,793,535	2,066,487	-
Other interest income	150,786	751,797	432,796
Loss on sale of securities	(68,218)	-	-
Total Revenues	14,978,905	12,198,143	12,621,348
Expenses:
Real estate operating (exclusive of items shown below)	2,628,606	1,230,694	-
Interest expense	5,097,454	3,531,192	2,106,292
Depreciation and amortization expense	2,728,096	1,478,279	25,604
General and administrative	1,808,459	1,577,551	1,575,942
Total Expenses	12,262,615	7,817,716	3,707,838
Minority interest in net loss of consolidated subsidiary	9,364	13,030	-
Net Income	$2,725,654	$4,393,457	$8,913,510

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Mortgage revenue bond investment income.  Mortgage revenue bond investment income of the Partnership consists of the interest income earned on the mortgage revenue bonds actually held by the Partnership during the respective periods without consideration as to whether the financed properties are owned by VIEs.  Mortgage revenue bond investment income increased approximately $723,000 in 2008 compared to 2007.  The increase is the net effect of an increase in base bond interest offset by a decrease in realized contingent interest income.  Base interest income on bonds increased approximately $1.8 million in 2008 associated with the mortgage revenue bonds acquired late in 2007 and early in 2008 offset by two bonds sold in 2008 resulting in a $1.0 million decrease in base bond interest income.  Contingent interest income recognized in 2008 was approximately $153,000 compared to approximately $231,000 in 2007, all of which was a result of the realization of contingent interest associated with the Partnership’s investment in Lake Forest, Fairmont Oaks and Iona Lakes.  Due to the uncertainty in collections of contingent interest, the Partnership recognizes this as income only when it is realized.

Property Revenues.  Property revenues of the Partnership consists only of those of the MF Properties.  Property revenues increased approximately $2.7 million for the year ended December 31, 2008 compared to the same period of 2007.  The six MF Properties in which an interest was acquired in 2007 reported six months of revenue in 2007 and 12 months of revenue in 2008.  Interests in two additional MF Properties, Commons at Churchland and Glynn Place Apartments, were purchased in the third and fourth quarters of 2008, respectively, and revenues from these MF Properties was recorded from those dates.  Annual net rental revenues per unit related to the MF Properties increased from $7,427 per unit in 2007 to $7,667 in 2008.

Other interest income.  Other interest income represents interest earned on cash and cash equivalents. The decrease is attributable to higher average balances of cash and cash equivalents in 2007 which resulted from the issuance of additional BUCs in April 2007.  As these funds were invested in tax-exempt bonds or MF Properties in 2007 and 2008, the Company’s cash and cash equivalent balances declined.

Loss on sale of securities. The Chandler Creek and Deerfield bonds were sold in 2008 for par value plus accrued interest.  The loss resulted from the write off of unamortized deferred financing costs related to the bonds.

Real estate operating expenses.  Real estate operating expenses increased approximately $1.4 million during 2008 as compared to 2007.  Approximately $1.1 million of the increase is attributable to six of the MF Properties reporting six months activity in 2007 as compared to twelve months in 2008. In addition approximately $276,000 was incurred by Churchland and Glynn Place which were purchased in the third and fourth quarter of 2008, respectively.

Depreciation and amortization.  Depreciation and amortization increased approximately $1.2 million in 2008 compared to 2007.  Depreciation is primarily associated with the MF Properties. Approximately $306,000 of the increase is attributable to six of the MF Properties reporting six months activity in 2007 as compared to twelve months in 2008.  The acquisition of Churchland and Glynn Place added approximately $294,000 of depreciation and amortization.  Additionally, in 2008 the Company entered into a new TOB credit facility which resulted in approximately $600,000 of additional deferred finance cost amortization.

Interest expense.  Interest expense increased approximately $1.6 million during 2008 compared to 2007 due to higher levels of borrowing and fair value adjustments on our interest rate derivatives. Total outstanding debt increased from approximately $91.3 million at December 31, 2007 to approximately $107.5 million as of December 31, 2008.  Interest expense on the new debt accounted for approximately $764,000 of the overall increase. Approximately $472,000 of the remaining increase is attributable to the effect of marking our interest rate derivatives to fair value.  The remaining difference is due to a full year of interest expense on six of the eight MF Properties in 2008 versus six months in 2007 and additional interest expense related to Churchland and Glynn Place which were acquired in the third and fourth quarters of 2008.

General and administrative expenses.  General and administrative expenses increased approximately $231,000 in 2008. This increase was realized in professional fees and administration fees on bonds added to the investment portfolio.

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

Other interest income.  Other interest income represents interest earned on the Partnership’s taxable loans and cash and cash equivalents.  The decrease is attributable to a decline in interest received on taxable loans offset by an increase in income on cash equivalent investments.  Interest on taxable loans decreased approximately $646,000.  The interest on taxable loans is recorded when realized or realizable.  Interest income on cash equivalents increased approximately $415,000 due to higher levels of cash equivalents during the year.

Real estate operating expenses.  Real estate operating expenses increased during 2007 as a direct result of the purchase of the MF Properties which had operating expenses of approximately $1.2 million.

Depreciation and amortization.  Depreciation and amortization consists primarily of depreciation and amortization associated with the MF Properties acquired in 2007.

Interest expense.  Interest expense increased approximately $1.4 million during 2007 compared to 2006 due to higher levels of borrowing and the fair value adjustments on our interest rate derivatives. Total outstanding debt increased from approximately $45.8 million at December 31, 2006 to approximately $91.3 million as of December 31, 2007.  Interest expense on the new debt accounted for approximately $1.3 million of the overall increase. The remaining increase is attributable to marking our interest rate derivatives to fair value.

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

The Company intends to issue BUCs from time to time to raise additional equity capital as needed to fund investment opportunities.  Raising additional equity capital for deployment into new investment opportunities is part of our overall growth strategy. We believe that current market conditions have created significant investment opportunities, and by raising additional capital, we will seek to aggressively pursue those opportunities.  More specifically, the current credit crisis has severely disrupted the financial markets and, in our view, has also created potential investment opportunities for the Company.  Non-traditional participants in the multifamily housing debt sector are either reducing their participation in the market or are being forced to downsize their existing portfolio of investments.  We believe this is creating opportunities to acquire existing tax-exempt bonds from distressed entities at attractive yields.  We believe that we are well-positioned as a result of our ability to acquire assets on the secondary market while maintaining the ability and willingness to also participate in primary market transactions.

The current credit crisis is also providing the potential for investments in quality real estate assets to be acquired from distressed owners and lenders.  Our ability to restructure existing debt together with the ability to improve the operations of the underlying apartment properties through our affiliated property management company, America First Property Management Company, L.L.C., results in a valuable tax-exempt bond investment which is supported by the valuable collateral and operations of the underlying real property.  We believe the Company is well-positioned to selectively acquire distressed assets, restructure debt and improve operations thereby creating value to shareholders in the form of a strong tax-exempt bond investment.

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

Consolidated Liquidity

On a consolidated basis, cash provided by operating activities for 2008 increased approximately $218,000 compared to 2007 and cash provided by operating activities for 2007 decreased approximately $1.4 million compared to 2006 mainly due to changes in working capital components.  Cash from investing activities increased approximately $31.4 million in 2008 compared to 2007. In 2008, cash used for investing activities resulted primarily from the purchase of the MF Properties, the acquisition of additional tax-exempt revenue bonds and an increase in restricted cash offset by the sale of the Deerfield and Chandler Creek bonds. Restricted cash increased in 2008 because the Company had to deposit additional cash collateral on its TOB facility of approximately $10.0 million. Cash from investing activities decreased approximately $54.4 million in 2007 compared to 2006 primarily due to the purchase of the MF Properties and the acquisition of additional tax-exempt revenue bonds in 2007.  In 2008, cash from financing activities decreased by $45.4 million as compared to 2007 as a result of lower net borrowings and the fact that no sales of additional BUCs were completed in 2008 as compared to 2007.  Cash from financing activities increased approximately $57.0 million in 2007 compared to 2006.  This is the result of the receipt of proceeds from the mortgage on the MF Properties, additional issuances of debt in the P-Float program, and the sale of additional BUCs offset by the payment of liabilities assumed.

Historically, our primary leverage vehicle has been the Merrill Lynch P-Float program.  Credit rating downgrades at Merrill Lynch resulted in a significant increase in Merrill Lynch’s cost of borrowing which, in turn, resulted in a significantly higher interest rate on the Company’s P-Float financing.  As discussed in Note 8 to the financial statements, on June 26, 2008, the Company effectively replaced the Merrill Lynch P-Float program by entering into an agreement for a TOB facility agreement with Bank of America.  The new TOB facility functions in much the same fashion as the P-Float program.  In connection with the TOB facility, tax-exempt mortgage revenue bonds are placed into trusts which issue senior securities (known as “Floater Certificates”) to unaffiliated institutional investors and subordinated residual interest securities (known as “Inverse Certificates”) to the Company.  Net proceeds generated by the sale of the Floater Certificates are then remitted to the Company and accounted for as secured borrowings and, in effect, provide variable-rate financing for the acquisition of tax-exempt mortgage revenue bonds and other investments meeting the Company’s investment criteria and for other purposes. The new TOB facility is a one year agreement with a one year renewal option held by Bank of America and bears a variable interest rate at a weekly floating bond rate, the SIFMA floating index, plus associated remarketing, credit enhancement, liquidity and trustee fees.

On June 26, 2008, as part of the new TOB facility, Bank of America funded a $65.1 million bridge loan which was used to retire the Merrill Lynch P-float program debt.  On July 3, 2008, the new TOB facility was closed and the resulting Floater Certificates were sold.  The closing of the TOB facility resulted in debt proceeds of approximately $76.7 million.  After repayment of the bridge loan and related fees and expenses, net proceeds of approximately $10.8 million were remitted to the Company for investment in additional tax-exempt mortgage bonds and other investments consistent with its investment policies and for other purposes.  The initial variable interest rate at closing of the TOB facility was 3.27% calculated as the SIFMA index of 1.62% plus fees of 1.65%. During 2008 and 2007, the Company’s average effective interest rate on the P-Float and TOB facility was approximately 4.5% and 4.4%, respectively.

In connection with the acquisition of the MF Properties, the Company has a total of $30.9 million of mortgage loans outstanding.  In the third quarter of 2008 the Churchland acquisition was financed with first and second mortgage loans totaling approximately $6.5 million, a $5.5 million first mortgage and a $1.0 million second mortgage. The interest rate on the first mortgage loan is variable and is calculated as one month LIBOR plus 2.55%.  As of the transaction date, LIBOR was 2.471% and the interest on the mortgage loan was 5.021% per annum.  The first mortgage loan matures in September 2013.  The interest rate on the second mortgage loan is fixed for the first 36 months at 6.0% and then switches to LIBOR plus 3.0% for the remaining term.  The second mortgage loan matures in November 2013.  The fourth quarter 2008 acquisition of Glynn Place was financed with a mortgage loan of $4.5 million. The interest rate on the mortgage loan is variable and is calculated as daily LIBOR plus 2.50%. As of the first payment date, December 1, 2008, LIBOR was 1.43% and the interest on the mortgage loan was 3.93% per annum. The mortgage loan matures in November 2011.  In connection with the 2007 acquisition of the six MF Properties located in Ohio and Kentucky, a mortgage loan of approximately $19.9 million was obtained.  The interest rate on this mortgage loan is variable and is calculated as one month LIBOR plus 1.55%.  The mortgage loan matures in July 2009.  This mortgage loan contains three one-year renewal options held by the Company.  The Company intends to renew the mortgage for an additional year.  As of December 31, 2008, one month LIBOR was 4.86%.

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

Cash Available for Distribution

Management utilizes a calculation of Cash Available for Distribution (“CAD”) as a means to determine the Partnership’s ability to make distributions to BUC holders.  The General Partner believes that CAD provides relevant information about its operations and is necessary along with net income for understanding its operating results.  To calculate CAD, amortization expense related to debt financing costs and bond reissuance costs, Tier 2 income due to the General Partner as defined in the Agreement of Limited Partnership, interest rate derivative expense or income (including adjustments to fair value), provision for loan losses, impairments on bonds, losses related to VIEs including the cumulative effect of accounting change and depreciation and amortization expense are added back to the Company’s net income (loss) as computed in accordance with GAAP.  There is no generally accepted methodology for computing CAD, and the Company’s computation of CAD may not be comparable to CAD reported by other companies.  Although the Company considers CAD to be a useful measure of its operating performance, CAD should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP.

The Partnership’s regular annual distributions are currently equal to $0.54 per unit.  At times recently CAD has not been sufficient to fully fund such distributions without utilizing cash reserves to supplement the deficit.  While the Partnership currently expects to maintain the annual distribution amount of $0.54 per BUC, if it is unable generate CAD at levels in excess of the annual distribution, such distribution amount may need to be reduced.

The following tables show the calculation of CAD for the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
Net income (loss)	$(1,031,240)	$940,866	$12,776,735
Net (income) loss related to VIEs and eliminations due to consolidation	3,756,894	3,452,591	(3,863,226)
Net income before impact of VIE consolidation	2,725,654	4,393,457	8,913,509
Change in fair value of derivatives and interest rate derivative amortization	721,102	249,026	210
Depreciation and amortization expense (Partnership only)	2,840,500	1,478,278	25,605
Tier 2 Income distributable to the General Partner (1)	(38,336)	(57,830)	(1,062,500)
CAD	$6,248,920	$6,062,931	$7,876,824
Weighted average number of units outstanding,
basic and diluted	13,512,928	12,491,490	9,837,928
Net income, basic and diluted, per unit	$0.20	$0.34	$0.74
Total CAD per unit	$0.46	$0.49	$0.80
Distributions per unit	$0.5400	$0.5400	$0.5400
(1) As described in Note 3 to the consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent (Tier 2 income) will be distributed 75% to the BUC holders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner. For 2008, Lake Forest generated approximately $45,000, Fairmont Oaks generated approximately $54,000, and Iona Lakes generated approximately $54,000 of Tier 2 income. For 2007, Lake Forest generated approximately $231,000 of Tier 2 income. For 2006, the Northwoods Lake Apartments provided for $4.25 million of Tier 2 income.

Off Balance Sheet Arrangements

As of December 31, 2008 and 2007, the Partnership invested in tax-exempt mortgage revenue bonds which are collateralized by multifamily housing projects.  The multifamily housing projects are owned by entities that are not controlled by the Partnership.  The Partnership has no equity interest in these entities and does not guarantee any obligations of these entities.  Some of the ownership entities are deemed to be VIEs and are consolidated with the Partnership for financial reporting purposes.  The VIEs that are consolidated with the Partnership do not have off-balance sheet arrangements.

The Partnership has financed the acquisition of some of its tax-exempt revenue bonds using the Bank of America TOB facility.  Although this financing involves placing the mortgage revenue bonds in trust in exchange for an interest in the trust, the transaction is treated as a leveraged financing and not a sale of the mortgage revenue bonds. Therefore, the Partnership continues to reflect the mortgage revenue bonds as assets in its balance sheet and does not have any off-balance sheet arrangements.

The Partnership does not engage in trading activities involving non-exchange traded contracts. As such, the Partnership is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships.

The Partnership does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Company or its related parties other than what is disclosed in Note 9 to the Company’s consolidated financial statements.

Contractual Obligations

The Partnership has the following contractual obligations as of December 31, 2008:

	Payments due by period
		Less than	1-2	More than 2
	Total	1 year	years	years
Debt financing	$76,565,237	$76,565,237	$-	$-
Mortgages payable	$30,908,790	$20,045,129	$4,558,725	$6,304,936
Effective interest rate(s) (1)	-	4.27%	4.13%	5.49%
Interest (2)	$2,534,941	$2,000,656	$188,047	$346,238

(1) Interest rates shown are the average effective rate as of December 31, 2008 and include the impact of our interest rate derivatives.
(2) Interest shown is estimated based upon current effective interest rates through maturity.

As discussed in Note 8 to the financial statements, the Company entered into a new TOB facility in 2008.  The new TOB facility is a one-year agreement with a one-year renewal option held by Bank of America.  As of December 31, 2008, all amounts due under the new TOB facility along with approximately $20.0 million of mortgage borrowings on MF Properties are due in less than 12 months.  The Company is currently negotiating with Bank of America and expects to renew the TOB Facility.  In addition, The Company is currently negotiating with other potential lenders to provide either a facility similar to the current TOB Facility, except with a longer term, or another alternative form of financing.  In addition, approximately $19.9 million in outstanding mortgage financing related to the MF Properties located in Ohio and Kentucky is due in less than one year.  This mortgage loan contains three one-year renewal options held by the Company.  The Company intends to renew the mortgage for an additional year.  While the Company expects to be able to renew or refinance current debt maturities, if the current illiquidity in the financial markets continues or further deteriorates, the Company’s ability to renew or refinance its outstanding debt financing may be negatively impacted.

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

Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This FSP was issued in advance of the finalization of other proposed amendments to Statement No. 140 and Interpretation No. 46R and requires additional disclosures about transfers of financial assets and about an entity’s involvement with variable interest entities. The Company was required to adopt this FSP for financial statements issued for reporting periods ending after December 15, 2008.  Adoption of this FSP affects disclosures only and therefore has no impact on the Company’s financial condition, results of operations or cash flows.  The Company’s disclosures are included in Note 4 to the consolidated financial statements.

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS No. 157-3”) clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP is effective upon issuance, and we considered its guidance in determining the fair value of our tax-exempt mortgage revenue bonds.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’.”  SFAS No. 162 is not expected to have a material impact on the Company’s financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”).  This statement changes the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  The additional disclosures required by the statement will be required to be included in the Company’s financial statements beginning with the first quarter of 2009.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB 51 (“SFAS No. 160”). SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 is effective for the Company on January 1, 2009. The Company does not expect the application of SFAS No. 160 to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS No. 141R is effective for the Company on January 1, 2009. The Company is currently evaluating the impact that SFAS No. 141R will have on its consolidated financial statements upon application to future acquisitions.

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

The Company bases the fair value of the tax-exempt bonds, which have a limited market, on a discounted cash flow or yield to maturity analysis performed by the General Partner. This calculation methodology encompasses judgment in its application.  If available, the General Partner may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  As of December 31, 2008, all of the Company’s tax-exempt mortgage revenue bonds were valued using management’s discounted cash flow and yield to maturity analyses.  Pricing services, broker quotes and management’s analyses provide indicative pricing only.  Due to the limited market for the tax-exempt bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the bonds.
The credit and capital markets have continued to deteriorate.  If uncertainties in these markets continue, the markets deteriorate further or the Company experiences deterioration in the values of its investment portfolio, the Company may incur impairments to its investment portfolio which could negatively impact the Company’s financial condition, cash flows, and reported earnings.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Partnership’s control.  The nature of the Partnership’s investment in the tax-exempt mortgage revenue bonds and the debt financing used to finance these investments exposes the Partnership to financial risk due to fluctuations in market interest rates.  The tax-exempt mortgage revenue bonds bear base interest at fixed rates and may additionally pay contingent interest which fluctuates based upon the cash flows of the underlying property.  As of December 31, 2008, the weighted average base rate of the tax-exempt mortgage revenue bonds was 4.4%. Accordingly, the interest income generated by the tax-exempt mortgage revenue bonds is generally fixed, except to the extent the underlying properties generate enough excess cash flow to pay contingent interest.  Each of the bonds matures after 2011.

Conversely, the interest rate on the Partnership’s floating rate TOB facility fluctuates based on the SIFMA Index Rate, which resets weekly.  Accordingly, the Partnership’s cost of borrowing will increase as the SIFMA Index Rate increases.  As of December 31, 2008, the Partnership had total debt financing outstanding on the TOB facility of $76.6 million.  The weighted average effective interest rate for 2008 on the debt indexed to the SIFMA rate was approximately 4.4%,  including all fees.  If the average SIFMA Index Rate, including fees, had increased or decreased by 100 basis points for the year ended December 31, 2008, the interest expense payments on this variable-rate debt financing would have increased or decreased by approximately $766,000, respectively.  In the event of a significant unfavorable fluctuation in interest rates, the Partnership may collapse each of its financing transactions by exercising the call feature of the respective bond securitization. The SIFMA Index Rate, net of any fees, ranged from 0.85% to 7.96% during the year ended December 31, 2008, while the base rates of the securitized tax-exempt mortgage revenue bonds range from 6.0% to 7.50% as of December 31, 2008. In the event that the SIFMA Index Rate rises dramatically and exceeds the base rate of the securitized tax-exempt mortgage revenue bonds, the trust holding the bonds would be collapsed as a result of insufficient interest from the underlying fixed-rate tax-exempt mortgage bond to service the floating rate senior interest obligations of the TOB facility. Upon collapse of the trust, the Company would have to either refinance or sell the tax-exempt mortgage revenue bonds. A decrease in the net interest income earned through the structure of the securitizations would decrease cash available for distributions.

The interest rate of the mortgage financing on the MF Properties fluctuates based on the LIBOR.  Accordingly, the cost of borrowing on the debt will increase as the LIBOR increases.  As of December 31, 2008, the outstanding balance of the mortgage financing of the MF Properties was $30.9 million.  The weighted average effective interest rate for 2008 on the debt outstanding as of December 31, 2008 was approximately 4.4%.  If the average LIBOR Rate, including fees, had increased or decreased by 100 basis points for the year ended December 31, 2008, the interest expense payments on this variable-rate debt financing would have increased or decreased by approximately $309,000, respectively.

The Partnership is managing its interest rate risk on its debt financing by entering into interest rate cap agreements that cap the amount of interest expense it could pay on its floating rate debt financing as follows:

		Effective		Maturity	Purchase
Date Purchased	Notional Amount	Capped Rate		Date	Price	Counterparty

February 1, 2003	$15,000,000	2.95%	(1)	January 1, 2010	$608,000	Bank of America

June 29, 2007	$19,920,000	8.30%		July 1, 2009	$17,500	JP Morgan

July 7, 2008	$60,000,000	2.50%		August 1, 2011	$985,000	US Bank

October 29, 2008	$4,480,000	6.00%		November 1, 2011	$26,512	Bank of America

(1) The counterparty has exercised the right to convert the cap into a fixed rate swap effective February 1, 2008. Under the terms of the swap arrangement, the Partnership pays a fixed rate of 2.95%.

Using these interest derivative agreements, the Partnership is able to benefit from a low interest rate environment, while still remaining protected from a significant increase in the floating rates. Two of the interest rate derivatives relate to our TOB facility.  Specifically, the $15.0 million notional value interest rate swap and the $60.0 million notional value interest rate cap, serve to effectively fix or cap the interest rate on $75.0 million of our $76.6 million outstanding variable rate debt on our TOB facility at December 31, 2008.  The $19.9 million notional value and $4.5 million notional value interest rate caps are based on LIBOR and relate to a portion of our outstanding variable rate mortgage debt on MF Properties.

The derivative agreements are required to be marked to fair value with the difference recognized in earnings as interest expense which can result in significant volatility to reported net income over the term of the agreements. The weighted-average effective rate on the debt financing, excluding the effect of marking the interest rate cap agreements to fair value, was 4.5% for the year ended December 31, 2008.  At times during 2007 and 2008, our effective interest rates were in excess of our interest rate caps resulting in cash payments to the Partnership of approximately $76,000 in 2007 and approximately $117,000 in 2008.

The fair value of the Partnership’s investments in tax-exempt mortgage revenue bonds, which bear fixed base interest rates, is also directly impacted by changes in market interest rates.  An increase in rates will cause the fair value of the bonds to decrease.  Although changes in the fair value of the bonds do not impact earnings or cash flow, they affect total partners’ capital and book value per unit.  In addition, if the fair value of the bonds decreases, the Partnership may need to provide additional collateral for its debt financing.

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

Additionally, three bonds owned by the Partnership are construction bonds.  The principal risk associated with construction lending is the risk that construction of the property will be substantially delayed or never completed.  This may occur for a number of reasons including (i) insufficient financing to complete the project due to underestimated construction costs or cost overruns; (ii) failure of contractors or subcontractors to perform under their agreements, (iii) inability to obtain governmental approvals; (iv) labor disputes, and (v) adverse weather and other unpredictable contingencies beyond the control of the developer.   If a property is not completed, or costs more to complete than anticipated, it may cause the Partnership to receive less than the full amount of interest owed to it on the tax-exempt bond financing such property or otherwise result in a default under the mortgage loan that secures its tax-exempt bond on the property.  As construction or renovation is completed, these properties will move into the lease-up phase.  The lease-up of these properties may not be completed on schedule or at anticipated rent levels, resulting in a greater risk that these investments may go into default than investments secured by mortgages on properties that are stabilized or fully leased-up.  The underlying property may not achieve expected occupancy or debt service coverage levels. In order to lower these risks, the Partnership has required the owners/developers of these projects to enter into guaranteed maximum price contracts, obtain payment and performance bonds, and have capitalized interest reserve funds.

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

The Partnership is also exposed to credit risk with respect to its debt financing. A significant portion of the Partnership’s debt financing has been obtained using securitizations issued through the Bank of America TOB facility. In this program, the senior interests sold are credit enhanced by Bank of America or its affiliate. The inability of Bank of America or its affiliate to perform under the program or impairment of the credit enhancement may increase the cost of borrowing under the TOB facility or may even terminate the transaction and cause the Partnership to lose the net interest income earned as a result. The Partnership recognizes the concentration of financing with this institution and periodically monitors its ability to continue to perform. We are currently negotiating with other potential lenders to provide a facility similar to the current TOB Facility, except with a longer term, or another alternative form of financing.  If successful, any new facility will help to mitigate the current risk.

As the above information incorporates only those material positions or exposures that existed as of December 31, 2008, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks on the Partnership will depend on the exposures that arise during the period, the Partnership’s risk mitigating strategies at that time and overall business and economic environment.

Concentration of Credit Risk

The Company maintains the majority of its unrestricted cash balances at two financial institutions.  The balances insured by the Federal Deposit Insurance Corporation have been temporarily increased to $250,000 at each institution.  At various times, the cash balances may exceed the $250,000 limit.  The Company is also exposed to risk on its short-term investments in the event of non-performance by counterparties.  The Company does not anticipate any non-performance.  This risk is minimized significantly by the Company’s portfolio being restricted to investment grade securities.

Item 8.  Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

America First Tax Exempt Investors, L.P.

We have audited the accompanying consolidated balance sheets of America First Tax Exempt Investors, L.P. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, of partners’ capital and comprehensive income (loss), and of cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of Woodbridge Apartments of Louisville II, L.P. and Woodbridge Apartments of Bloomington III, L.P. (consolidated variable interest entities), which statements, collectively, reflect total revenues constituting 21% of consolidated total revenues for the year ended December 31, 2006.  Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Woodbridge Apartments of Louisville II, L.P. and Woodbridge Apartments of Bloomington III, L.P. for 2006, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of America First Tax Exempt Investors, L.P. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the financial statements, the financial statements include tax-exempt investments valued at $44,493,000 (28% of total assets) and $66,167,000 (40% of total assets) as of December 31, 2008 and 2007, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values.  At December 31, 2008, management’s estimates were based on discounted cash flow or yield to maturity analyses performed by management.  At December 31, 2007, management’s estimates were based on quotes from external sources, such as brokers, for these or similar investments, with the exception of one bond, for which management estimated the fair value as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 27, 2009

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
Assets
Cash and cash equivalents	$7,196,274	$14,676,668
Restricted cash	12,848,614	2,573,231
Interest receivable	769,201	534,699
Tax-exempt mortgage revenue bonds, at fair value	44,492,526	66,167,116
Real estate assets:
Land	10,774,790	8,859,649
Buildings and improvements	86,903,743	75,552,309
Real estate assets before accumulated depreciation	97,678,533	84,411,958
Accumulated depreciation	(17,499,670)	(14,165,444)
Net real estate assets	80,178,863	70,246,514
Other assets	4,263,937	2,284,191
Assets of discontinued operations	8,113,861	8,396,589
Total Assets	$157,863,276	$164,879,008

Liabilities
Accounts payable, accrued expenses and other liabilities	$3,380,666	$3,328,418
Distribution payable	2,432,327	2,432,327
Debt financing	56,981,577	52,544,333
Mortgages payable	30,908,790	19,920,000
Liabilities of discontinued operations	23,264,589	22,330,707
Total Liabilities	116,967,949	100,555,785

Commitments and Contingencies (Note 12)

Minority interest	67,716	48,756

Partners' Capital
General partner	261,785	348,913
Beneficial Unit Certificate holders	93,277,480	112,880,314
Unallocated deficit of variable interest entities	(52,711,654)	(48,954,760)
Total Partners' Capital	40,827,611	64,274,467
Total Liabilities and Partners' Capital	$157,863,276	$164,879,008

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
Revenues:
Property revenues	$13,773,801	$11,208,209	$9,266,223
Mortgage revenue bond investment income	4,230,205	3,227,254	1,423,180
Other interest income	150,786	751,797	337,008
Loss on sale of securities	(68,218)	-	-
Total Revenues	18,086,574	15,187,260	11,026,411
Expenses:
Real estate operating (exclusive of items shown below)	8,872,219	7,299,257	5,945,364
Depreciation and amortization	4,987,417	3,611,249	1,895,546
Interest	4,106,072	2,595,616	1,303,760
General and administrative	1,808,459	1,577,551	1,575,942
Total Expenses	19,774,167	15,083,673	10,720,612
Minority interest in net loss of consolidated subsidiaries	9,364	13,030	-
Income (loss) from continuing operations	(1,678,229)	116,617	305,799
Income from discontinued operations, (including gain on sale of $11,667,246 in 2006)	646,989	824,249	12,470,936
Net income (loss)	$(1,031,240)	$940,866	$12,776,735

Limited partners' interest in net income per unit (basic and diluted):
Income from continuing operations	$0.20	$0.34	$0.74
Income from discontinued operations	-	-	-
Income before cumulative effect of accounting change	0.20	0.34	0.74
Cumulative effect of accounting change	-	-	-
Net income, basic and diluted, per unit	$0.20	$0.34	$0.74

Weighted average number of units outstanding,
basic and diluted	13,512,928	12,491,490	9,837,928

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL AND
COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

		Beneficial Unit Certificate Holders		Unallocated			Accumulated Other Comprehensive
				deficit of
	General			variable interest
	Partner	# of Units	Amount	entities	Total		Income (Loss)
Balance at January 1, 2006	$178,058	9,837,928	$88,827,327	$(49,365,395)	$39,639,990		$(642,703)
Comprehensive income:
Net income	1,627,305	-	7,286,204	3,863,226	12,776,735		-
Unrealized loss on securities	(797)	-	(78,935)	-	(79,732)	(1)	(79,732)
Total comprehensive income					12,697,003
Distributions paid or accrued	(278,504)	-	(5,312,129)	-	(5,590,633)		-
Balance at December 31, 2006	1,526,062	9,837,928	90,722,467	(45,502,169)	46,746,360		(722,435)
Sale of Beneficial Unit Certificates		3,675,000	27,495,512		27,495,512
Comprehensive income:
Net income	99,451	-	4,294,006	(3,452,591)	940,866		-
Unrealized loss on securities	(28,594)	-	(2,830,815)	-	(2,859,409)	(1)	(2,859,409)
Total comprehensive loss					(1,918,543)
Distributions paid or accrued	(1,248,006)	-	(6,800,856)	-	(8,048,862)		-
Balance at December 31, 2007	348,913	13,512,928	112,880,314	(48,954,760)	64,274,467		(3,581,844)
Comprehensive income:
Net income (loss)	64,059	-	2,661,595	(3,756,894)	(1,031,240)		-
Unrealized loss on securities	(132,760)	-	(13,143,203)	-	(13,275,963)	(1)	(13,275,963)
Total comprehensive loss					(14,307,203)
Distributions paid or accrued	(1,842,672)	-	(7,296,981)	-	(9,139,653)		-
Reclassification of Tier II income	1,824,245	-	(1,824,245)	-	-		-
Balance at December 31, 2008	$261,785	13,512,928	$93,277,480	$(52,711,654)	$40,827,611		$(16,857,807)

(1) No gains were recognized in net income during the years ended December 31, 2008, 2007 and 2006.

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the years ended,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(1,031,240)	$940,866	$12,776,735
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	5,579,536	4,165,117	2,621,203
Non-cash loss on derivatives	721,102	249,026	210
Loss on sale of securities	68,218	-	-
Minority interest in net loss of consolidated subsidiary	(9,364)	(13,030)	-
Gain on sale of discontinued operations	-	-	(11,667,246)
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(234,502)	(270,539)	(121,344)
(Increase) decrease in other assets	(735,057)	(232,623)	842,613
Decrease (increase) in accounts payable, accrued expenses and other liabilities	86,522	(611,794)	1,184,924
Net cash provided by operating activities	4,445,215	4,227,023	5,637,095
Cash flows from investing activities:
Proceeds from the sale of tax-exempt mortgage revenue bonds	19,346,363	4,800,000	19,200,000
Proceeds from sale of discontinued operations	-	-	10,443,223
Acquisition of tax-exempt mortgage revenue bonds	(12,435,000)	(41,974,000)	(10,190,000)
Acquisitions of other tax-exempt bonds	-	-	(12,000,000)
Increase (decrease) in restricted cash	(10,305,284)	(734,618)	985,068
Capital expenditures	(638,546)	(929,050)	(2,082,339)
Acquisition of partnerships, net of cash acquired	(12,801,328)	(9,220,390)	-
Principal payments received on tax-exempt mortgage revenue bonds	81,625	50,873	40,834
Proceeds from termination of derivatives	54,000	-	-
Principal payments received on taxable loans	100,000	-	-
Net cash (used) provided from investing activities	(16,598,170)	(48,007,185)	6,396,786
Cash flows from financing activities:
Distributions paid	(9,139,653)	(7,182,913)	(5,365,790)
Derivative settlements	63,128	-	-
Proceeds from mortgages payable	10,988,790	19,920,000	-
Increase (decrease) in liabilities related to restricted cash	305,284	734,618	(985,068)
Debt financing costs paid	(1,684,125)	(1,271,266)	-
Repayment of liabilities assumed	-	(15,112,771)	-
Proceeds from debt financing	76,745,237	25,900,000	-
Principal payments on debt financing and mortgage payable	(71,575,000)	(275,000)	(345,000)
Acquisition of interest rate cap agreements	(1,011,512)	(83,000)	(159,700)
Sale of Beneficial Unit Certificates	-	27,495,512	-
Net cash provided (used) by financing activities	4,692,149	50,125,180	(6,855,558)
Net increase (decrease) in cash and cash equivalents	(7,460,806)	6,345,018	5,178,323
Cash and cash equivalents at beginning of year, including cash and cash equivalents of discontinued operations of $145,278 and $64,597 and $506,361, respectively	14,821,946	8,476,928	3,298,605

Cash and cash equivalents at end of year, including cash and cash equivalents of discontinued operations of $164,866, $145,278, and $64,597, respectively	$7,361,140	$14,821,946	$8,476,928
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$5,084,905	$3,018,436	$2,480,905
Receivable from bond foreclosure	$1,362,000	$-	$-
Capital expenditures financed through accounts payable	$43,242	$-	$-
Liabilites assumed in the acquisition of partnerships	$181,909	$15,742,740	$-
Distributions declared but not paid	$2,432,327	$2,432,327	$1,566,378
The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

Recent economic conditions have been unprecedented and challenging, with significantly tighter credit conditions and slower growth expected in 2009.  As a result of these conditions, the cost and availability of credit has been, and may continue to be, adversely affected in all markets in which we operate. Concern about the stability of the markets generally, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce, and in some cases, cease, to provide funding to borrowers. If these market and economic conditions continue, they may limit our ability to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our financial condition and results of operations.

Although the consequences of these conditions and their impact on our ability to pursue our plan to grow through investments in additional tax-exempt bonds secured by first mortgages on affordable multifamily housing projects are not fully known, we do not anticipate that our existing assets will be adversely affected in the long-term.  We believe that if there are continued defaults on subprime single family mortgages and a general contraction of credit available for single family mortgage loans, additional demand for affordable rental housing may be created and, as a result, may have a positive economic effect on apartment properties financed by the tax-exempt bonds held by the Partnership.  We believe the current tightening of credit may also create opportunities for additional investments consistent with the Partnership's investment strategy because it may result in fewer parties competing to acquire tax-exempt bonds issued to finance affordable housing.  There can be no assurance that we will be able to finance additional acquisitions of tax-exempt bonds through either additional equity or debt financing.

2.  Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements of the “Company” reported in this Form 10-K include the assets and results of operations of the Partnership, the multifamily apartment properties (the “MF Properties”) owned by various limited partnerships in which one of the Partnership’s wholly-owned subsidiaries (each a “Holding Company”) holds a 99% limited partner interest and eight other entities in which the Partnership does not hold an ownership interest but which own multifamily apartment properties financed with tax-exempt bonds held by the Partnership and which are treated as variable interest entities of which the Partnership has been determined to be the primary beneficiary (the “VIEs”). Three of the VIEs are presented in the financial statements as Discontinued Operations (see Footnote 7).  Stand alone financial information of the Partnership reported in this Form 10-K includes only the assets and results of operation of the Partnership and the MF Properties without the consolidation of the VIEs.  In the Company’s consolidated financial statements, all transactions and accounts between the Partnership, the MF Properties and the VIEs have been eliminated in consolidation.

The General Partner does not believe that the consolidation of the VIEs for reporting under generally accepted accounting principles in the United States of America (“GAAP”) impacts the Partnership’s tax status, amounts reported to Beneficial Unit Certificate (“BUC”) holders on IRS Form K-1, the Partnership’s ability to distribute tax-exempt income to BUC holders, the current level of quarterly distributions or the tax-exempt status of the underlying mortgage revenue bonds.

Purchase Accounting
Pursuant to SFAS No. 141, Business Combinations (“SFAS No. 141”), the Company allocates the total acquisition cost of a property acquired to the land, building and leases in existence as of the date of acquisition based on their relative fair values.  The building is valued as if vacant. The estimated valuation of in-place leases is calculated by applying a risk-adjusted discount rate to the projected cash flow deficit at each property during an assumed lease-up period for these properties. This allocated cost is amortized over the average remaining term of the leases and is included in the statement of operations under depreciation and amortization expense.

Cash and Cash Equivalents
Cash and cash equivalents include highly liquid securities and investments in federally tax-exempt securities with maturities of three months or less when purchased.

Concentration of Credit Risk
The Company maintains the majority of its unrestricted cash balances at two financial institutions.  The balances insured by the Federal Deposit Insurance Corporation have been temporarily increased to $250,000 at each institution.  At various times the cash balances may exceed the $250,000 limit.  The Company is also exposed to risk on its short-term investments in the event of non-performance by counterparties.  The Company does not anticipate any non-performance.  This risk is minimized significantly by the Company’s portfolio being restricted to investment grade securities.

Restricted Cash
Restricted cash, which is legally restricted to use, is comprised of resident security deposits, required maintenance reserves, escrowed funds, restricted compensating balance with the Bank of America, and collateral for interest rate derivative agreements.  As of December 31, 2008, the Company must maintain restricted cash of $203,000 per the related interest rate derivative collateral agreements and $10.0 million restricted cash due to a requirement of the new Tender Option Bond (“TOB”) facility.  The Company must maintain a cash account with Bank of America with a minimum balance of $5.0 million plus an additional $5.0 million collateral related to the periodic credit risk assessments.

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

As all of the Company’s investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  There is no active trading market for the bonds and price quotes for the bonds are not available.  As a result, the Company bases its estimate of fair value of the tax-exempt bonds using a discounted cash flow and yield to maturity analyses performed by management. This calculation methodology encompasses judgment in its application.  If available, management may also consider price quotes on similar bonds or other information from external sources, such as pricing services or broker quotes.

As of December 31, 2008, all of the Company’s tax-exempt mortgage revenue bonds were valued using management’s discounted cash flow and yield to maturity analyses.  Pricing services, broker quotes and management’s analyses provide indicative pricing only.  Due to the limited market for the tax-exempt bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the bonds. As of December 31, 2007, approximately $60.0 million of the Company’s tax-exempt mortgage revenue bonds were valued using broker quotes and approximately $5.7 million were valued using management’s discounted cash flow analyses. Unrealized gains or losses on the Company’s tax-exempt bonds are recorded in accumulated other comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties.

The Company evaluates whether unrealized losses are considered to be other-than-temporary based on the duration and severity of the decline in fair value as well as the Company’s intent and ability to hold the securities until their value recovers or until maturity. The recognition of an other-than-temporary impairment and the potential impairment analysis are subject to a considerable degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the financial statements. The credit and capital markets have continued to deteriorate.  If uncertainties in these markets continue, the markets deteriorate further or the Company experiences deterioration in the values of its investment portfolio, the Company may incur impairments to its investment portfolio which could negatively impact the Company’s financial condition, cash flows, and reported earnings.

The Company also periodically evaluates the credit risk exposure associated with the tax-exempt mortgage revenue bonds by reviewing the fair value of the underlying real estate collateral to determine whether an other-than-temporary impairment exists. When the Company believes it is probable that all amounts due under the terms of the tax-exempt mortgage revenue bonds, including principal and accrued interest, will not be collected, an other-than-temporary impairment is recorded. If an other-than-temporary impairment exists, the cost basis of the respective bond is written down to its estimated fair value, with the amount of the write-down accounted for as a realized loss.

The credit and capital markets have continued to deteriorate.  If uncertainties in these markets continue, the markets deteriorate further or the Company experiences deterioration in the values of its investment portfolio or if the Company’s intent to hold certain bonds changes, the Company may incur impairments to its investment portfolio which could negatively impact the Company’s financial condition, cash flows, and reported earnings.

The interest income received by the Company from its investment in tax-exempt mortgage revenue bonds is dependent upon the net cash flow of the underlying properties. Base interest income on fully-performing tax-exempt mortgage revenue bonds is recognized as it is earned. Tax-exempt bonds are considered to be fully-performing if the bond is currently meeting all of its obligations.  Base interest income on tax-exempt mortgage revenue bonds not fully performing is recognized when realized or realizable. Past due base interest on tax-exempt mortgage revenue bonds, which are or were previously not fully performing, is recognized when realized or realizable. Contingent interest income, which is only received by the Company if the properties financed by the tax-exempt mortgage revenue bonds generate excess available cash flow as set forth in each bond agreement, is recognized when realized or realizable. The Company reinstates the accrual of base interest once the tax-exempt mortgage revenue bond’s ability to perform is adequately demonstrated. As of December 31, 2008 and 2007, the Company’s tax-exempt mortgage revenue bonds were fully performing as to their base interest.

Interest income on other tax-exempt bonds is recognized as earned.

The Company eliminates all but eight of the tax-exempt mortgage revenue bonds and the associated interest income and interest receivable when it consolidates the underlying real estate collateral in accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, (“FIN 46R”).

Variable interest entities (“VIEs”)
When the Partnership invests in a tax-exempt mortgage revenue bond which is collateralized by a multifamily property, the Partnership will evaluate the entity which owns the property financed by the tax-exempt mortgage revenue bond to determine if it is a VIE as defined by FIN 46R. FIN 46R is a complex standard that requires significant analysis and judgment. If it is determined that the entity is a VIE, the Partnership will then evaluate if it is the primary beneficiary of such VIE, by determining whether the Partnership will absorb the majority of the VIE’s expected losses, receive a majority of the VIE’s residual returns, or both. If the Partnership determines itself to be the primary beneficiary of the VIE, then the assets, liabilities and financial results of the related multifamily property will be consolidated in the Partnership’s financial statements. As a result of such consolidation, the tax-exempt or taxable debt financing provided by the Partnership to such consolidated VIE will be eliminated as part of the consolidation process. However, the Partnership will continue to receive interest and principal payments on such debt and these payments will retain their characterization as either tax-exempt or taxable interest for income tax reporting purposes. Since the Partnership has no legal ownership of the VIEs, creditors of the VIEs have no recourse to the Partnership.  In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”). This FSP was issued in advance of the finalization of other proposed amendments to Statement No. 140 and Interpretation No. 46R and requires additional disclosures about transfers of financial assets and about an entity’s involvement with variable interest entities. The Company was required to adopt this FSP for financial statements issued for reporting periods ending after December 15, 2008.  Adoption of this FSP affects disclosures only and therefore has no impact on the Company’s financial condition, results of operations or cash flows.  See Note 4 for further discussion.

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

Management reviews each property for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based upon comparing the net book value of each real estate property to the sum of its estimated undiscounted future cash flows. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value. There were no impairment losses recognized during the years ended December 31, 2008, 2007 and 2006.

Debt Financing
Historically, the Company’s long-term debt has been provided by securitization of existing tax-exempt mortgage revenue bonds through the Merrill Lynch P-Float program which was accounted for as secured borrowings.  On June 26, 2008, the Company effectively replaced the Merrill Lynch P-Float program by entering into an agreement for a new tender option bond credit facility (“TOB facility”) agreement with Bank of America.  The new TOB facility functions in much the same fashion as the P-Float program.  In connection with the TOB facility, tax-exempt mortgage revenue bonds are placed into trusts which issue senior securities (known as “Floater Certificates”) to unaffiliated institutional investors and subordinated residual interest securities (known as “Inverse Certificates”) to the Company.  Net proceeds generated by the sale of the Floater Certificates are then remitted to the Company and accounted for as secured borrowings and, in effect, provided variable-rate financing for the acquisition of additional tax-exempt mortgage revenue bonds and other investments meeting the Company’s investment criteria and for other purposes. The new TOB facility is a one-year agreement with a one-year renewal option held by Bank of America and bears a variable interest rate at a weekly floating bond rate, the Securities Industry and Financial Markets Association (“SIFMA”) floating index, plus associated remarketing, credit enhancement, liquidity and trustee fees. The Partnership accounts for the securitization transactions in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Partnership has determined that control is maintained by the Company over the transferred assets in these transactions.  Therefore, the Company accounts for these transactions as secured borrowings and not as sales transactions.

Deferred Financing Costs
Debt financing costs are capitalized and amortized on a straight-line basis over the stated maturity of the related debt financing agreement, which approximates the effective interest method. Bond issuance costs are capitalized and amortized on a straight-line basis over the stated maturity of the related tax-exempt mortgage revenue bonds, which approximates the effective interest method.  As of December 31, 2008 and 2007, debt financing costs and bond issuance costs of $2.9 million and $1.1 million, respectively, were included in other assets. These costs are net of accumulated amortization of $1.5 million and $0.5 million as of December 31, 2008 and 2007, respectively.

Income Taxes
No provision has been made for income taxes because the BUC holders are required to report their share of the Partnership's taxable income for federal and state income tax purposes.  Certain of the consolidated VIEs and wholly-owned subsidiaries of the Partnership are corporations that are subject to federal and state income taxes.  At December 31, 2008 and 2007, the Company evaluated whether it was more likely than not that any deferred tax assets would be realized.  The Company has recorded a valuation allowance of approximately $10.4 million and $8.2 million at December 31, 2008 and 2007, respectively, against the deferred tax assets created at these entities by timing differences because the realization of these future benefits is not more likely than not.

Revenue Recognition on Investments in Real Estate
The Partnership’s VIEs and the MF Properties (see Note 6) are lessors of multifamily rental units under leases with terms of one year or less. Rental revenue is recognized, net of rental concessions, on a straight-line method over the related lease term.

Derivative Instruments and Hedging Activities
The Company accounts for its derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) as amended and interpreted. SFAS No. 133 requires the recognition of all derivative instruments as assets or liabilities in the Company's consolidated balance sheets and measurement of these instruments at fair value. The accounting treatment is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge.  The Company’s interest rate derivative agreements do not have a specific hedge designation under SFAS No. 133, and therefore changes in fair value are recognized in the consolidated statements of operations as interest expense.  The Company is exposed to loss should a counterparty to its derivative instruments default.  The Company does not anticipate non-performance by any counterparty.  The fair value of the interest rate derivative agreements is determined based upon current price quotes by recognized dealers.

Net Income per BUC
Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each year presented. The Partnership has no dilutive equity securities and, therefore, basic net income per BUC is the same as diluted net income per BUC.  The following table provides a reconciliation of net income per BUC holder:
	Years Ended December 31,
	2008	2007	2006
Calculation of limited partners' interest
in income (loss) from continuing operations:
Income (loss) from continuing operations	$(1,678,229)	$116,617	$305,799
Less: general partners' interest in income	64,059	99,451	1,627,305
Unallocated loss related to variable interest entities	(4,403,883)	(4,276,840)	(8,607,710)
Limited partners' interest in income from continuing operations	$2,661,595	$4,294,006	$7,286,204
Calculation of limited partners' interest
in income from discontinued operations:
Income from discontinued operations	$646,989	$824,249	$12,470,936
Less: general partner's interest in income	-	-	-
Unallocated income related to variable interest entities	646,989	824,249	12,470,936
Limited partners' interest in discontinued operations	$-	$-	$-
Calculation of limited partners' interest in net income (loss)
Net income (loss)	$(1,031,240)	$940,866	$12,776,735
Less general partner's interest in net income	64,059	99,451	1,627,305
Unallocated income (loss) related to variable interest entities	(3,756,894)	(3,452,591)	3,863,226
Limited partners' interest in net income	$2,661,595	$4,294,006	$7,286,204
Weighted average number of units outstanding,
	13,512,928	12,491,490	9,837,928
Limited partners' interest in net income per BUC (basic and diluted):
Income from continuing operations	$0.20	$0.34	$0.74
Income from discontinued operations	-	-	-
Net income	$0.20	$0.34	$0.74

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

3.  Partnership Income, Expenses and Cash Distributions

The Agreement of Limited Partnership of the Partnership contains provisions for the distribution of Net Interest Income, Net Residual Proceeds and Liquidation Proceeds, for the allocation of income or loss from operations and for the allocation of income and loss arising from a repayment, sale or liquidation of investments.  Income and losses will be allocated to each BUC holder on a periodic basis, as determined by the General Partner, based on the number of BUCs held by each BUC holder as of the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each BUC holder of record on the last day of each distribution period based on the number of BUCs held by each BUC holder as of such date. For purposes of the Agreement of Limited Partnership, cash distributions, if any, received by the Partnership from the Investment in MF Properties (see Note 6) will be included in the Partnership’s Interest Income and cash distributions received by the Partnership from the sale of such properties will be included in the Partnership Residual Proceeds.

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

The Agreement of Limited Partnership also allows the General Partner to withhold, from time to time, Interest Income and Residual Proceeds and to place these amounts into a reserve to provide funding for working capital or additional investments.  In 2005, the General Partner placed Net Residual Proceeds representing contingent interest of approximately $10.9 million into the reserve.  If and when the General Partner determines that this contingent interest is no longer to be held in reserve and is to be distributed, it is anticipated that it will be distributed as Net Residual Proceeds (Tier 2) as defined in the Agreement of Limited Partnership.  As such, these funds will be distributed 75% to the BUC holders and 25% to the General Partner.  On June 30, September 30 and December 31, 2008, the General Partner determined that approximately $2.4 million of the Net Residual Proceeds previously placed in reserve were no longer to be held in reserve and would be distributed as Net Residual Proceeds (Tier 2).  Accordingly, an entry has been recorded in the Company’s consolidated financial statements to allocate such Net Residual Proceeds 75% to the BUC holders and 25% to the General Partner in preparation for such distribution.  As of December 31, 2008, approximately $2.4 million representing Tier 2 income has not been distributed and remains in the reserve.

The unallocated deficit of the VIEs is primarily comprised of the accumulated historical net losses of the VIEs as of the date of the implementation of FIN 46R.  The unallocated deficit of the VIEs and the VIEs net losses subsequent to that date are not allocated to the General Partner and BUC holders as such activity is not contemplated by, or addressed in, the Agreement of Limited Partnership.

4.  Variable Interest Entities

The Partnership operates for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. Each multifamily property financed with tax-exempt mortgage bonds held by the Partnership is owned by a separate entity.  The Partnership does not hold an equity ownership interest in any of these entities; however, the bonds held by the Partnership create a variable interest in the entities.  Under FIN 46R, the Partnership must make an evaluation of these entities to determine if they meet the definition of a “variable interest entity” (“VIE”).  If the underlying entity is determined to be a VIE, the Partnership must then determine if it is the primary beneficiary of each of the VIE pursuant to the terms of each tax-exempt mortgage revenue bond and the criteria within FIN 46R.  FIN 46R is a complex standard that requires significant analysis and judgment.

In order to determine if an entity is a VIE, the Partnership will review an entity’s capital structure to determine if the owners have sufficient capital at risk.  If the Partnership determines that the owners of the entity do not have sufficient capital at risk the entity is considered a VIE.  The Partnership will then evaluate whether it is the primary beneficiary of such VIE by determining whether the Partnership will absorb the majority of the VIE’s expected losses, receive a majority of the VIE’s residual returns, or both.  The Partnership has determined that eight of the entities financed by tax-exempt bonds owned by the Partnership at December 31, 2008 are held by VIEs and that the Partnership is the primary beneficiary of these VIEs.  As of December 31, 2008, five of these consolidated VIEs are included in the results from continuing operations while three are presented as discontinued operations.  The Partnership was determined to be the primary beneficiary mainly due to its ability to capture excess cash flows from the underlying property operations in the form of contingent interest on the bonds.  Effectively, the Partnership may absorb the majority of losses through bond or taxable loan defaults and the majority of residual returns through the contingent interest on the bonds.  Since the Partnership has no legal ownership of these VIEs, creditors of the VIEs have no recourse to the Partnership.

The consolidated financial statements of the Company include the assets, liabilities and results of operation of the Partnership and the eight VIEs.  Financial information of the Partnership, on a stand-alone basis, include only the assets, liabilities and results of operation of the Partnership and the MF Properties without the impact of the consolidation of the VIEs.  In the Company’s consolidated financial statements, all transactions and accounts between the Partnership, the MF Properties and the VIEs have been eliminated in consolidation.

The following tables provide information about the eight VIEs consolidated into the Partnership’s financial statements under the provisions of FIN 46R, including information on the tax-exempt bond owned by the Partnership which is eliminated in consolidation, as of December 31, 2008.  In addition to the tax-exempt bonds detailed below the Partnership has made taxable loans to VIEs with carrying values of $14.9 million and $12.9 million as of December 31, 2008 and 2007, respectively.

VIEs – Continuing Operations

			Base Interest	Principal	Income Earned in
		Maturity		Outstanding at
Property Name	Location	Date	Rate	Dec. 31, 2008	2008

Ashley Square	Des Moines, IA	12/1/2025	7.50%	$6,500,000	$495,625
Bent Tree Apartments	Columbia, SC	12/15/2030	7.10%	11,130,000	790,230
Fairmont Oaks Apartments	Gainsville, FL	4/1/2033	6.30%	7,715,000	484,163
Iona Lakes Apartments	Ft. Myers, FL	4/1/2030	6.90%	16,210,000	1,123,320
Lake Forest Apartments	Daytona Beach, FL	12/1/2011	6.90%	10,115,000	704,461
Total Tax-Exempt Mortgage Bonds				$51,670,000	$3,597,799

VIEs – Discontinued Operations

			Base Interest	Principal	Income Earned in
		Maturity		Outstanding at
Property Name	Location	Date	Rate	Dec. 31, 2008	2008

Ashley Pointe	Evansville, IN	12/1/2027	7.00%	$6,700,000	$476,817
Woodbridge Apts. Of Bloomington III	Bloomington, IN	12/1/2027	7.50%	12,600,000	960,750
Woodbridge Apts. Of Louisville II	Louisville, KY	12/1/2027	7.50%	8,976,000	684,420
Total Tax-Exempt Mortgage Bonds				$28,276,000	$2,121,987

The following tables present the effects of the consolidation of the VIEs on the Company’s Consolidated Balance Sheet and Statements of Operations.

Consolidating Balance Sheet as of December 31, 2008 and 2007:

	Partnership as of December 31, 2008	VIEs as of December 31, 2008	Consolidation -Elimination as of December 31, 2008	Total as of December 31, 2008
Assets
Cash and cash equivalents	$7,068,297	$127,977	$-	$7,196,274
Restricted cash	10,836,084	2,012,530	-	12,848,614
Interest receivable	4,249,760	-	(3,480,559)	769,201
Tax-exempt mortgage revenue bonds	112,991,268	-	(68,498,742)	44,492,526
Real estate assets:
Land	4,991,590	5,783,200	-	10,774,790
Buildings and improvements	31,877,661	55,026,082	-	86,903,743
Real estate assets before accumulated depreciation	36,869,251	60,809,282	-	97,678,533
Accumulated depreciation	(1,519,845)	(15,979,825)	-	(17,499,670)
Net real estate assets	35,349,406	44,829,457	-	80,178,863
Other assets	16,332,459	1,383,674	(13,452,196)	4,263,937
Assets of discontinued operations	-	8,113,861	-	8,113,861
Total Assets	$186,827,274	$56,467,499	$(85,431,497)	$157,863,276

Liabilities
Accounts payable, accrued expenses and other	$1,571,177	$31,565,556	$(29,756,067)	$3,380,666
Distribution payable	2,432,327	-	-	2,432,327
Debt financing	76,565,237		(19,583,660)	56,981,577
Mortgage payable	30,908,790	51,670,000	(51,670,000)	30,908,790
Liabilities of discontinued operations	-	42,900,305	(19,635,716)	23,264,589
Total Liabilities	111,477,531	126,135,861	(120,645,443)	116,967,949
Minority interest	67,716	-	-	67,716
Partners' Capital
General Partner	261,785	-	-	261,785
Beneficial Unit Certificate holders	75,020,242	-	18,257,238	93,277,480
Unallocated deficit of variable interest entities	-	(69,668,362)	16,956,708	(52,711,654)
Total Partners' Capital	75,282,027	(69,668,362)	35,213,946	40,827,611
Total Liabilities and Partners' Capital	$186,827,274	$56,467,499	$(85,431,497)	$157,863,276

	Partnership as of December 31, 2007	VIEs as of December 31, 2007	Consolidation -Elimination as of December 31, 2007	Total as of December 31, 2007
Assets
Cash and cash equivalents	$14,577,636	$99,032	$-	$14,676,668
Restricted cash	768,121	1,805,110	-	2,573,231
Interest receivable	2,855,867	-	(2,321,168)	534,699
Tax-exempt mortgage revenue bonds	146,526,458	-	(80,359,342)	66,167,116
Real estate assets:
Land	3,076,449	5,783,200	-	8,859,649
Buildings and improvements	21,107,391	54,444,918	-	75,552,309
Real estate assets before accumulated depreciation	24,183,840	60,228,118	-	84,411,958
Accumulated depreciation	(459,196)	(13,706,248)	-	(14,165,444)
Net real estate assets	23,724,644	46,521,870	-	70,246,514
Other assets	13,535,126	1,490,498	(12,741,433)	2,284,191
Assets of discontinued operations	-	8,396,589	-	8,396,589
Total Assets	$201,987,852	$58,313,099	$(95,421,943)	$164,879,008

Liabilities and Owners' Equity
Accounts payable, accrued expenses and other	$1,684,178	$27,238,204	$(25,593,964)	$3,328,418
Distribution Payable	2,432,327	-	-	2,432,327
Debt financing	71,395,000		(18,850,667)	52,544,333
Mortgage payable	19,920,000	51,995,000	(51,995,000)	19,920,000
Liabilities of discontinued operations	-	41,667,667	(19,336,960)	22,330,707
Total Liabilities	95,431,505	120,900,871	(115,776,591)	100,555,785
Minority interest	48,756	-	-	48,756
Partners' Capital
General Partner	348,913	-	-	348,913
Beneficial Unit Certificate holders	106,158,678	-	6,721,636	112,880,314
Unallocated deficit of variable interest entities	-	(62,587,772)	13,633,012	(48,954,760)
Total Partners' Capital	106,507,591	(62,587,772)	20,354,648	64,274,467
Total Liabilities and Partners' Capital	$201,987,852	$58,313,099	$(95,421,943)	$164,879,008

Consolidating Statements of Operations for the years ended December 31, 2008, 2007 and 2006:

	Partnership	VIEs	Consolidation-Elimination	Total
	For the	For the	For the	For the
	Year Ended	Year Ended	Year Ended	Year Ended
	Dec. 31, 2008	Dec. 31, 2008	Dec. 31, 2008	Dec. 31, 2008
Revenues:
Property revenues	$4,793,535	$8,938,510	$41,756	$13,773,801
Mortgage revenue bond investment income	10,102,802	-	(5,872,597)	4,230,205
Other interest income	150,786	-	-	150,786
Loss on the sale of securities	(68,218)	-	-	(68,218)
Total Revenues	$14,978,905	$8,938,510	$(5,830,841)	$18,086,574
Expenses:
Real estate operating (exclusive of items shown below)	2,628,606	6,243,613	-	8,872,219
Depreciation and amortization	2,728,096	2,318,580	(59,259)	4,987,417
Interest	5,097,454	5,941,543	(6,932,925)	4,106,072
General and administrative	1,808,459	-	-	1,808,459
Total Expenses	$12,262,615	$14,503,736	$(6,992,184)	$19,774,167
Minority interest in net loss of consolidated subsidiary	9,364	-	-	9,364
Income (loss) from continuing operations	2,725,654	(5,565,226)	1,161,343	(1,678,229)
Income (loss) from discontinued operations	-	(1,515,365)	2,162,354	646,989
Net income (loss)	$2,725,654	$(7,080,591)	$3,323,697	$(1,031,240)

	Partnership	VIEs	Consolidation-Elimination	Total
	For the	For the	For the	For the
	Year Ended	Year Ended	Year Ended	Year Ended
	Dec. 31, 2007	Dec. 31, 2007	Dec. 31, 2007	Dec. 31, 2007
Revenues:
Property revenues	$2,066,487	$8,887,595	$254,127	$11,208,209
Mortgage revenue bond investment income	9,379,859	-	(6,152,605)	3,227,254
Other interest income	751,797	-	-	751,797
Total Revenues	$12,198,143	$8,887,595	$(5,898,478)	$15,187,260
Expenses:
Real estate operating (exclusive of items shown below)	1,230,694	6,068,563	-	7,299,257
Depreciation and amortization	1,478,279	2,205,034	(72,064)	3,611,249
Interest	3,531,192	5,738,459	(6,674,035)	2,595,616
General and administrative	1,577,551	-	-	1,577,551
Total Expenses	$7,817,716	$14,012,056	$(6,746,099)	$15,083,673
Minority interest in net loss of consolidated subsidiary	13,030	-	-	13,030
Income (loss) from continuing operations	4,393,457	(5,124,461)	847,621	116,617
Income (loss) from discontinued operations	-	(1,382,605)	2,206,854	824,249
Net income (loss)	$4,393,457	$(6,507,066)	$3,054,475	$940,866

	Partnership	VIEs	Consolidation-Elimination	Total
	For the	For the	For the	For the
	Year Ended	Year Ended	Year Ended	Year Ended
	Dec. 31, 2006	Dec. 31, 2006	Dec. 31, 2006	Dec. 31, 2006
Revenues:
Property revenues	$-	$9,266,223	$-	$9,266,223
Mortgage revenue bond investment income	12,188,552	-	(10,765,372)	1,423,180
Other interest income	432,796	-	(95,788)	337,008
Total Revenues	$12,621,348	$9,266,223	$(10,861,160)	$11,026,411
Expenses:
Real estate operating (exclusive of items shown below)	-	5,945,364	-	5,945,364
Depreciation and amortization	25,604	1,944,021	(74,079)	1,895,546
Interest	2,106,292	5,533,159	(6,335,691)	1,303,760
General and administrative	1,575,942	-	-	1,575,942
Total Expenses	$3,707,838	$13,422,544	$(6,409,770)	$10,720,612
Income (loss) from continuing operations	8,913,510	(4,156,321)	(4,451,390)	305,799
Income (loss) from discontinued operations	-	10,135,010	2,335,926	12,470,936
Net income	$8,913,510	$5,978,689	$(2,115,464)	$12,776,735

In February 2009, the tax-exempt mortgage revenue bonds secured by assets of the VIEs presented as discontinued operations were redeemed.  In order to properly reflect the transaction under FIN 46R, the Company will record the redemption of the bonds as the sale of the properties as though they were owned by the Company.  The transaction was completed in the first quarter of 2009 for a total purchase price of $32.0 million resulting in an estimated gain on sale for GAAP reporting of approximately $26.0 million.  The redemption of the bonds did not result in a taxable gain to the Partnership.  The redeemed bonds were collateral on the Company’s TOB facility.  As of the closing date of the redemption, the Company placed on deposit with Bank of America $23.6 million in cash as replacement collateral.  Such funds on deposit may be used to reduce the amount of debt outstanding on the TOB facility.

On a stand-alone basis, the Partnership received approximately $30.9 million of net proceeds from the bond redemption.  These proceeds represent the repayment of the bond par values plus accrued base interest and approximately $2.3 million of contingent interest.  The contingent interest, recognized in the first quarter of 2009, represents additional earnings to the Partnership beyond the recurring base interest earned on the bond portfolio.  The contingent interest also represents additional Cash Available for Distribution to the BUC holders of approximately $1.7 million, or $0.13 per unit.

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

The tax-exempt mortgage revenue bonds owned by the Company have been issued to provide construction and/or permanent financing of multifamily residential properties. The Company had the following investments in tax-exempt mortgage revenue bonds as of dates shown:

	December 31, 2008
Description of Tax-Exempt		Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	Cost	Gain	Loss	Fair Value

Clarkson College	$6,018,333	$-	$(1,241,441)	$4,776,892
Bella Vista	6,785,000	-	(1,821,433)	4,963,567
Woodland Park	15,715,000	-	(4,507,533)	11,207,467
Gardens of DeCordova	4,870,000	-	(1,493,142)	3,376,858
Gardens of Weatherford	4,702,000	-	(1,566,989)	3,135,011
Runnymede Apartments	10,825,000	-	(2,902,074)	7,922,926
Bridle Ridge Apartments	7,885,000	-	(2,047,419)	5,837,581
Woodlynn Village	4,550,000	-	(1,277,776)	3,272,224
	$61,350,333	$-	$(16,857,807)	$44,492,526

	December 31, 2007
Description of Tax-Exempt		Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	Cost	Gain	Loss	Fair Value

Chandler Creek Apartments	$11,500,000	$-	$(792,350)	$10,707,650
Clarkson College	6,084,960	-	(396,644)	5,688,316
Bella Vista	6,800,000	-	(380,800)	6,419,200
Deerfield Apartments	3,390,000	-	(77,614)	3,312,386
Woodland Park	15,715,000	-	(658,340)	15,056,660
Prairiebrook Village	5,862,000	-	(313,317)	5,548,683
Gardens of DeCordova	4,870,000	-	(408,108)	4,461,892
Gardens of Weatherford	4,702,000	-	(394,028)	4,307,972
Runnymede Apartments	10,825,000	-	(160,643)	10,664,357
	$69,748,960	$-	$(3,581,844)	$66,167,116

Valuation - As all of the Company’s investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  Due to the limited market for the tax-exempt bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the bonds.  There is no active trading market for the bonds and price quotes for the bonds are not generally available.  As of December 31, 2008, all of the Company’s tax-exempt mortgage revenue bonds were valued using discounted cash flow and yield to maturity analyses performed by management.  Management’s valuation encompasses judgment in its application.  The key assumption in management’s yield to maturity analysis is the range of effective yields on the individual bonds.  At December 31, 2008, the range of effective yields on the individual bonds was 8.3% to 9.15%.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these bonds.  Assuming an immediate 10 percent adverse change in the key assumption, the effective yields on the individual bonds would increase to a range of 9.13% to 10.07% and would result in additional unrealized losses on the bond portfolio of approximately $3.9 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider price quotes on similar bonds or other information from external sources, such pricing services.  Pricing services, broker quotes and management’s analyses provide indicative pricing only.

As of December 31, 2007, management based the fair value of the tax-exempt bonds, which have a limited market, on quotes from external sources, such as brokers, for these or similar bonds, with the exception of one bond for which the management estimated the fair value as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. This calculation methodology encompasses judgment in its application.  As of December 31, 2007, approximately $60.5 million of the Company’s tax-exempt mortgage revenue bonds were valued using broker quotes and approximately $5.7 million were valued using management’s discounted cash flow analyses.

Unrealized gains or losses on these tax-exempt bonds are recorded in accumulated other comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. As of December 31, 2008, all of the current bond investments except the Bridle Ridge and Woodlynn Village investments have been in an unrealized loss position for greater than twelve months.  The current unrealized losses on the bonds are not considered to be other-than-temporary because the Company has the intent and ability to hold these securities until their value recovers or until maturity, if necessary. The unrealized gain or loss will continue to fluctuate each reporting period based on the market conditions and present value of the expected cash flow.

In general, credit and capital markets have deteriorated throughout the year.  The deterioration has negatively impacted the fair value of the bonds as shown in the tables above.  If uncertainties in these markets continue, the markets deteriorate further or the Company experiences further deterioration in the values of its investment portfolio, or if the Company’s intent to hold certain bonds changes, the Company may recognize impairments to its investment portfolio through earnings which would negatively impact the Company’s results of operations.

In June 2007, the Company acquired bonds with a combined face value of $5.9 million, the proceeds of which were to be used to finance the construction of a 72 unit multifamily apartment complex in Gardner, Kansas known as Prairiebrook Village.  These bonds are in default due to the inability of the developer to complete construction of the project.  As a result, the bond trustee filed a petition of foreclosure on the mortgage securing the bonds in May 2008.  In October 2008, the Company received approximately $4.5 million from the trustee representing unused bond proceeds.  Completion of foreclosure on the land owned by the project is expected to occur in the first quarter of 2009.  Upon foreclosure, the Partnership intends to sell the land and to pursue its remedies against the project developer on its guarantees. Based upon the expected land sale proceeds of $350,000 to $450,000, the Company expects to receive between $900,000 and $1.0 million from the owner and developer from such guarantees.  Such guarantees for the expected remaining proceeds are set out in a Guarantee of Completion, Stabilization, Debt Service Reserve and Recourse Obligations agreement executed by the owner and developer.  The Company has recorded a receivable of $1.3 million which is included in Other Assets on the Consolidated Balance Sheet.

In April 2008, the Chandler Creek bonds were sold for $11.5 million plus accrued interest.  In March 2008, the Deerfield bonds were sold for $3.4 million plus accrued interest and the repayment of a $100,000 taxable loan which had been made by the Partnership to the owner of Deerfield Apartments. The proceeds from these sales were used for the repayment of debt and for general working capital needs.  A loss of $68,000 realized on the sale of these bonds resulted from the write off of unamortized deferred financing costs.

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

In May 2007, the Company acquired the Woodland Park bonds at par value of $15.1 million Series A and $0.6 million Series B, which together represented 100% of the bond issuance.  The bonds earn interest at an annual rate of 6.0% for Series A and 8.0% for Series B with semi-annual interest payments and a stated maturity date of November 1, 2047.  The bonds were issued in order to construct a 236 unit multifamily apartment complex in Topeka, Kansas.  Finished units were available for leasing beginning in November 2008 with a final completion of the project expected by May 2009.

In May 2007, the Company acquired the Gardens of DeCordova bonds at par value of $4.9 million, which represented 100% of the bond issuance.  The bonds earn interest at an annual rate of 6.0% with semi-annual interest payments and a stated maturity date of May 1, 2047.  The bonds were issued in order to construct a 76 unit multifamily apartment complex in Granbury, Texas. The apartment complex became available for leasing in November 2008 with full completion scheduled in April 2009.

In May 2007, the Company acquired the Gardens of Weatherford bonds at par value of $4.7 million, which represented 100% of the bond issuance.  The bonds earn interest at an annual rate of 6.0% with semi-annual interest payments and a stated maturity date of May 1, 2047.  The bonds were issued in order to construct a 76 unit multifamily apartment complex in Weatherford, Texas.  The apartment complex is currently under construction with an estimated completion date of December 2009.

The Company has determined that the underlying entities that own the Woodlynn Village Apartments, Bridle Ridge Apartments, Runnymede Apartments, Woodland Park Apartments, the Gardens of DeCordova Apartments and the Gardens of Weatherford Apartments which are financed by bonds owned by the Partnership do not meet the definition of a VIE and accordingly, their financial statements are not required to be consolidated into the Company’s consolidated financial statements under FIN 46R.

Descriptions of the properties collateralizing the tax-exempt mortgage revenue bonds and other tax-exempt bonds and certain terms of such bonds are as follows:

			Base		Principal	Income
		Maturity	Interest		Outstanding at	Earned in
Property Name	Location	Date	Rate		Dec. 31, 2008	2008

Clarkson College	Omaha, NE	11/1/2035	6.00%		$6,018,333	$363,071
Bella Vista	Gainesville, TX	4/1/2046	6.15%		6,785,000	417,508
Gardens of DeCordova	Granbury, TX	5/1/2047	6.00%		4,870,000	293,012
Gardens of Weatherford	Weatherford, TX	5/1/2047	6.00%		4,702,000	282,904
Woodland Park	Topeka, KS	11/1/2047	6.00%		15,065,000	903,900
Woodland Park	Topeka, KS	11/1/2047	8.00%		650,000	52,000
Runnymede	Austin, TX	10/1/2042	6.00%		10,825,000	649,500
Bridle Ridge	Greer, SC	1/1/2043	6.00%		7,885,000	461,273
Woodlynn Village	Maplewood, MN	11/1/2042	6.00%		4,550,000	250,250
Total Tax-Exempt Mortgage Bonds					$61,350,333	$3,673,418

			Base		Principal	Income
		Maturity	Interest		Outstanding at	Earned in
Property Name	Location	Date	Rate		Dec. 31, 2007	2007

Chandler Creek Apartments	Round Rock, TX	11/1/2042	6.00%	(1)	$11,500,000	$948,741
Clarkson College	Omaha, NE	11/1/2035	6.00%		6,084,960	366,521
Bella Vista	Gainesville, TX	4/1/2046	6.15%		6,800,000	418,200
Deerfield Apartments	Blair, NE	11/15/2048	6.25%	(1)	3,300,000	210,199
Deerfield Apartments	Blair, NE	11/15/2048	8.50%	(1)	90,000	7,183
Gardens of DeCordova	Granbury, TX	5/1/2047	6.00%		4,870,000	187,495
Gardens of Weatherford	Weatherford, TX	5/1/2047	6.00%		4,702,000	181,027
Prairiebrook Village	Gardner, KS	6/1/2047	6.00%	(2)	5,449,000	184,387
Prairiebrook Village	Gardner, KS	6/1/2047	8.00%	(2)	413,000	15,602
Woodland Park	Topeka, KS	11/1/2047	6.00%		15,065,000	554,528
Woodland Park	Topeka, KS	11/1/2047	8.00%		650,000	21,667
Runnymede	Austin, TX	10/1/2042	6.00%		10,825,000	131,704
Total Tax-Exempt Mortgage Bonds					$69,748,960	$3,227,254
(1) These bonds were sold in 2008. See discussion above.
(2) These bonds are in default.  See discussion above.

6.  Real Estate Assets

To facilitate its investment strategy of acquiring additional tax-exempt mortgage bonds secured by multifamily apartment properties (“MF Properties”), the Partnership has caused its wholly-owned subsidiaries to acquire 99% limited partner positions in the eight limited partnerships that own the MF Properties.  The general partners of these partnerships are unaffiliated parties and their 1% ownership interest in these limited partnerships is reflected in the Company’s consolidated financial statements as minority interests.  The Partnership expects to ultimately restructure the property ownership through a sale of the MF Properties and a syndication of the associated low income housing tax credits (“LIHTCs”).  The Partnership expects to provide the tax-exempt mortgage revenue bonds to the new property owners as part of the restructuring.  Such restructurings will generally be expected to be initiated within 36 months of the initial investment in MF Properties and will often coincide with the expiration of the compliance period relating to LIHTCs previously issued with respect to the MF Property.  Current credit markets and general economic issues have had a significant negative impact on these types of transactions.  At this time very few LIHTC syndication and tax-exempt bond financing transactions are being completed.  Management believes that these types of transactions represent a long-term market opportunity for the Company and provide a significant future bond investment pipeline when the market for LIHTC syndications strengthens.  Until such a restructuring occurs the operations of the properties owned by the limited partnerships are consolidated with the Partnership.  The Partnership will not acquire LIHTCs in connection with these transactions.

At December 31, 2008, the Partnership held an interest in eight MF Properties containing 796 rental units, of which four are located in Ohio, two are located in Kentucky, one is located in Virginia, and one is located in Georgia.

The MF Property located in Georgia, Glynn Place (“Glynn Place”), was acquired on October 30, 2008 for a $5.4 million purchase price plus transaction expenses of approximately $500,000.  The purchase price was funded through a mortgage loan of $4.5 million and cash of approximately $1.4 million.  The cash portion of the purchase price was funded by cash on hand.

The MF Property located in Virginia, The Commons at Churchland (“Churchland”), was acquired on August 29, 2008 for a $7.5 million purchase price plus transaction expenses of approximately $400,000.  The purchase price was funded through a first mortgage loan of $5.5 million, a second mortgage loan of $1.0 million and cash of approximately $1.4 million.  The cash portion of the purchase price was funded by cash on hand.

Individually these acquisitions are not material but in the aggregate they must be disclosed pursuant to SFAS No. 141. A condensed balance sheet at the date of acquisition for each of the 2008 acquisitions is included below.

Glynn Place
10/30/08
(Date of acquisition)

Cash and cash equivalents	$50,150
Restricted cash	284,900
Other current assets	86,083
In-place lease assets	188,122
Real estate assets	5,217,763
Finance costs	224,482
Total assets	$6,051,500
Accounts payable, accrued expenses and other liabilities	$117,467
Mortgage payable	4,480,000
Stockholders’ equity	1,454,033
Total liabilities and stockholders' equity	$6,051,500

Churchland
8/29/2008
(Date of acquisition)
Restricted cash	$39,037
Other current assets	27,273
In-place lease assets	180,339
Real estate assets	7,429,981
Finance costs	273,447
Total assets	$7,950,077
Accounts payable, accrued expenses and other liabilities	$34,049
Mortgage payable	6,530,800
Stockholders’ equity	1,385,228
Total liabilities and stockholders' equity	$7,950,077

The table below shows the pro forma condensed consolidated results of operations of the Company as if the Churchland and Glynn Place properties had been acquired at the beginning of the period presented:

	For the Year Ended,	For the Year Ended,
	December 31, 2008	December 31, 2007

Revenues	$19,629,527	$24,226,538
Net loss	(1,163,755)	(838,163)
Net income allocated to BUC holders	2,530,406	2,505,145
BUC holders' interest in net income per unit (basic and diluted)	$0.19	$0.19

The pro forma financial information represents the historical operating results of the combined Company with adjustments for purchase accounting and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented.

The six MF Properties located in Ohio and Kentucky are known as Eagle Ridge, Crescent Village, Meadowview, Willow Bend, Postwoods I, and Postwoods II (“Ohio-Kentucky Partnerships”) were acquired in 2007 in the aggregate for a cash purchase price of approximately $9.2 million plus assumed debt and other liabilities of approximately $15.7 million.  The cash portion of the purchase price was funded by cash on hand.

The Company had the following investments in MF Properties as of December 31, 2008 and 2007:

				Buildings and Improvements	Carrying Value at December 31, 2008
		Number of Units
Property Name	Location		Land
Eagle Ridge	Erlanger, KY	64	$290,763	$2,393,762	$2,684,525
Meadowview	Highland Heights, KY	118	703,936	4,912,777	5,616,713
Crescent Village	Cincinnati, OH	90	353,117	4,312,152	4,665,269
Willow Bend	Hilliard, OH	92	580,130	3,006,278	3,586,408
Postwoods I	Reynoldsburg, OH	92	572,066	3,247,757	3,819,823
Postwoods II	Reynoldsburg, OH	88	576,438	3,272,331	3,848,769
Churchland	Chesapeake, VA	124	1,171,146	6,258,835	7,429,981
Glynn Place	Brunswick, GA	128	743,996	4,473,767	5,217,763
					36,869,251
Less accumulated depreciation (depreciation expense of approximately $1.1 million in 2008)					(1,519,845)
Balance at December 31, 2008					$35,349,406

				Buildings and Improvements	Carrying Value at December 31, 2007
		Number of Units
Property Name	Location		Land
Eagle Ridge	Erlanger, KY	64	$290,763	$2,387,242	$2,678,005
Meadowview	Highland Heights, KY	118	703,936	4,881,630	5,585,566
Crescent Village	Cincinnati, OH	90	353,117	4,312,153	4,665,270
Willow Bend	Hilliard, OH	92	580,130	3,006,278	3,586,408
Postwoods I	Reynoldsburg, OH	92	572,065	3,247,757	3,819,822
Postwoods II	Reynoldsburg, OH	88	576,438	3,272,331	3,848,769
					24,183,840
Less accumulated depreciation (depreciation expense of approximately $459,000 in 2007)					(459,196)
Balance at December 31, 2007					$23,724,644

In February 2009, a wholly-owned subsidiary of the Company acquired the 99% limited partnership position in a property known as the Greens of Pine Glen (the “Greens”) for a total purchase price of $7.2 million, including transaction expenses.  The purchase price was funded through a first mortgage of $6.5 million and cash on hand of $0.7 million.  This represents the ninth MF Property owned by the Company.

In addition to the MF Properties, the Partnership consolidates the assets, liabilities and results of operation of the VIEs in accordance with FIN 46R.  Although the assets of the VIEs are consolidated, the Partnership has no ownership interest in the VIEs other than to the extent they serve as collateral for the tax-exempt mortgage revenue bonds owned by the Partnership.  The results of operations of those properties are recorded by the Company in consolidation but any net income or loss from these properties does not accrue to the BUC holders or the general partner, but is instead included in "Unallocated deficit of variable interest entities.”

The Company consolidated the following properties owned by the VIEs in continuing operations as of December 31, 2008 and 2007:
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2008
Ashley Square	Des Moines, IA	144	$650,000	$7,522,190	$8,172,190
Bent Tree Apartments	Columbia, SC	232	986,000	11,391,963	12,377,963
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,162,077	9,012,477
Iona Lakes Apartments	Ft. Myers, FL	350	1,900,000	17,034,120	18,934,120
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	10,915,732	12,312,532
					60,809,282
Less accumulated depreciation (depreciation expense of approximately $2.3 million in 2008)					(15,979,825)
Balance at December 31, 2008					$44,829,457

				Buildings and Improvements	Carrying Value at December 31, 2007
		Number of Units
Property Name	Location		Land
Ashley Square	Des Moines, IA	144	$650,000	$7,353,350	$8,003,350
Bent Tree Apartments	Columbia, SC	232	986,000	11,226,011	12,212,011
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,108,627	8,959,027
Iona Lakes Apartments	Ft. Myers, FL	350	1,900,000	17,032,120	18,932,120
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	10,724,810	12,121,610
					60,228,119
Less accumulated depreciation (depreciation expense of approximately $2.2 million in 2007)					(13,706,248)
Balance at December 31, 2007					$46,521,871

7.  Discontinued Operations and Assets Held for Sale

During the fourth quarter of 2008, Ashley Pointe at Eagle Crest in Evansville, Indiana, Woodbridge Apartment of Bloomington III in Bloomington, Indiana, and Woodbridge Apartments of Louisville II in Louisville, Kentucky met the criteria for discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS No. 144”), and they are classified as such in the consolidated financial statements for all periods presented.  Under SFAS No. 144, an asset is generally considered to qualify as held for sale when: i) management, having the authority to approve the action, commits to a plan to sell the asset, ii) the asset is available for immediate sale in its present condition, iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated at a price that is reasonable in relation to its current fair value and iv) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year. The Company owned $28.3 million in bonds secured by the properties and under FIN 46R, the Company was required to consolidate the properties as VIEs due primarily to the contingent interest feature of the bonds as the properties are owned by third party limited partners unaffiliated with the Partnership.  As of December 31, 2008, the operations of these VIEs have been recorded by the Company as discontinued operations and the net assets and liabilities are recorded as held for sale.  There is no material relationship between the Partnership, the limited partner property owners or any of their respective affiliates, on the one hand, and the buyer or any of its respective affiliates, on the other hand.

As of December 31, 2008, $19.6 million of the total outstanding debt related to the Partnership’s bond portfolio has been allocated to discontinued operations.   Interest expense was allocated to discontinued operations based on the historical effective rate of the Company’s debt financing applied to the debt financing allocated to discontinued operations.  The Company allocated to discontinued operations interest expense of $991,000, $936,000 and $803,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

In February 2009, the tax-exempt mortgage revenue bonds secured by the properties were redeemed.  As noted above, the properties financed by these redeemed mortgage revenue bonds were required to be consolidated into our financial statements as VIEs under FIN 46R.  In order to properly reflect the transaction under FIN 46R, the Company will record the redemption of the bonds as a sale of the properties as though they were owned by the Company.  The transaction was completed in the first quarter of 2009 for a total purchase price of $32.0 million resulting in an estimated gain on sale for GAAP reporting to the Company of approximately $26.0 million.  The redemption of the bonds did not result in a taxable gain to the Partnership.  The redeemed bonds were collateral on the Company’s TOB facility.  As of the closing date of the redemption, the Company placed on deposit with Bank of America $23.6 million as replacement collateral.  Such funds on deposit may be used to reduce the amount of debt outstanding on the TOB facility.

In 2006, the Company owned $6.15 million in bonds secured by Northwoods Lake Apartments in Duluth, Georgia and under FIN 46R, the Company was required to consolidate the property as a VIE.  During the third quarter of 2006, the property owner sold the property and, therefore, the VIE met the criteria under SFAS No. 144 as a discontinued operation and was classified as such in the consolidated results of operations and in the consolidated balance sheets.  In conjunction with the property sale, the Partnership sold its investment in the Northwoods Lake Apartments bonds. The sale of the bonds did not result in a taxable gain to the Partnership.  In order to properly reflect the transaction under FIN 46R, the Company recorded the sale of the property in 2006 as though it was owned by the Company. As such, the Company recorded a gain on the sale of the property of $11.7 million.  The sale was completed for a total purchase price of $29.5 million. As part of the purchase price for the property, the buyer assumed the property owner's obligations under the Northwood Lake Apartment Multifamily Housing Revenue Refunding Bonds, Series 2004A (the “Series A Bonds”) and Series 2004B (the “Series B Bonds”). The Series A Bonds had a principal outstanding balance of $18.6 million and the Series B Bonds had a principal outstanding balance of $6.1 million. The Series A Bonds are held by unaffiliated third parties. There is no material relationship between the Partnership, the property owner or any of their respective affiliates, on the one hand, and the buyer or any of its respective affiliates, on the other hand.  The property owner realized approximately $4.3 million in net cash proceeds from the sale of the property. These funds were used in their entirety to retire existing obligations of the property owner including accumulated tax-exempt contingent interest earned by the Partnership on the Series B Bonds.  The equity in the property owner was held by individuals associated with the general partner of AFCA 2. All net proceeds received by the property owner as a result of the transaction and any assets remaining with the property owner were used to settle obligations to the Partnership. The sale of the bonds plus the receipt of accumulated contingent interest in 2006 resulted in total proceeds to the Partnership of approximately $10.4 million.

The following represents the components of the assets and liabilities of discontinued operations as of December 31, 2008 and December 31, 2007.

	Dec. 31, 2008	Dec. 31, 2007
Cash and cash equivalents	$164,861	$145,278
Restricted cash	322,560	292,659
Land	1,497,355	1,497,355
Buildings and improvements	23,696,355	23,666,088
Real estate assets before accumulated depreciation	25,193,710	25,163,443
Accumulated depreciation	(17,927,345)	(17,378,336)
Net real estate assets	7,266,365	7,785,107
Other assets	360,075	173,545
Total assets from discontinued operations	8,113,861	8,396,589
Total liabilities of discontinued operations	23,264,589	22,330,707
Net deficits of discontinued operations	$(15,150,728)	$(13,934,118)

The following presents the revenues, expenses and income from discontinued operations excluding gain on sale of $11.7 million in 2006:

	Year Ended December 31,
	2008	2007	2006
Rental Revenues	$5,195,761	$5,071,942	$7,119,923
Expenses	4,548,772	4,247,693	6,314,981
Income from discontinued operations	$646,989	$824,249	$804,942

8.  Debt Financing and Mortgages Payable

The terms of the Company’s debt financing are as follows:

Securitized Tax-Exempt Mortgage Revenue	Debt Financing	Original	Bond Collateral	Year Collateral	Stated Debt	Effective
Bond and Pledged Collateral	at December 31, 2008	Debt Financing	Par Value	Acquired	Maturity	Rate (1)

Runnymede Apartments	$8,479,872	$8,479,872	$10,825,000	2007	July 2009	4.00%
Fairmont Oaks Apartments	6,316,135	6,341,135	7,715,000	2003	July 2009	4.00%
Iona Lakes Apartments	13,795,072	13,855,072	16,210,000	2000	July 2009	4.00%
Bella Vista Apartments	5,431,500	5,431,500	6,785,000	2007	July 2009	4.00%
Woodlynn Village Apartments	3,563,879	3,563,879	4,550,000	2008	July 2009	4.00%
Woodland Park Apartments	11,748,440	11,748,440	15,715,000	2007	July 2009	4.00%
Clarkson College	4,753,791	4,772,791	6,018,333	2004	July 2009	4.00%
Gardens of DeCordova Apartments	3,600,665	3,600,665	4,870,000	2007	July 2009	4.00%
Gardens of Weatherford Apartments	3,668,124	3,668,124	4,702,000	2007	July 2009	4.00%
Bridle Ridge Apartments	6,174,665	6,174,665	7,885,000	2008	July 2009	3.96%
Lake Forest Apartments	9,033,094	9,109,094	10,115,000	2001	July 2009	3.96%
Ashley Square Apartments	-	-	6,500,000	1999	N/A	N/A
Bent Tree Apartments	-	-	11,130,000	2000	N/A	N/A
Ashley Pointe Apartments	-	-	6,700,000	1998	N/A	N/A
Woodbridge - Bloomington Aptmnts	-	-	12,600,000	1998	N/A	N/A
Woodbridge - Louisville Aptmnts	-	-	8,976,000	1998	N/A	N/A
Total	76,565,237	76,745,237	141,296,333
Debt financing allocated to discontinued operations	(19,583,660)	-	(28,276,000)
Debt financing - continuing operations	$56,981,577	$76,745,237	$113,020,333
(1) Represents the average effective interest rate, including fees, for the year ended December 31, 2008 and excludes the effect of interest rate caps (see Note 10.)

	Outstanding
Securitized Tax-Exempt Mortgage Revenue	Debt Financing	Original	Bond Collateral	Year Collateral	Stated Debt	Effective
Bond and Pledged Collateral	at December 31, 2007	Debt Financing	Par Value	Acquired	Maturity	Rate (2)

Fairmont Oaks Apartments	$7,775,000	$8,020,000	$7,775,000	2003	April 2008	4.61%
Lake Forest Apartments	10,240,000	10,590,000	10,240,000	2001	Dec. 2009	4.61%
Bent Tree Apartments	11,130,000	11,130,000	11,130,000	2000	Dec. 2010	4.45%
Woodbridge - Bloomington Aptmnts	12,600,000	12,600,000	12,600,000	1998	Dec. 2010	5.26%
Iona Lakes Apartments	16,350,000	17,155,000	16,350,000	2000	April 2011	4.54%
Ashley Square Apartments	6,500,000	6,500,000	6,500,000	2007	May 2013	4.50%
Bella Vista Apartments	6,800,000	6,800,000	6,800,000	2007	June 2038	4.50%
Chandler Creek Apartments	-	-	11,500,000	2000	N/A	N/A
Clarkson College	-	-	6,084,958	2004	N/A	N/A
Deerfield Apartments	-	-	3,390,000	2006	N/A	N/A
Gardens of DeCordova Apartments	-	-	4,870,000	2007	N/A	N/A
Gardens of Weatherford Apartments	-	-	4,702,000	2007	N/A	N/A
Prairiebrook Village	-	-	5,862,000	2007	N/A	N/A
Woodland Park Apartments	-	-	15,715,000	2007	N/A	N/A
Ashley Pointe Apartments	-	-	6,700,000	1998	N/A	N/A
Woodbridge - Louisville Aptmnts	-	-	8,976,000	1998	N/A	N/A
Total	71,395,000	72,795,000	139,194,958
Debt financing allocated to discontinued operations	(18,850,667)	-	(28,276,000)
Debt financing - continuing operations	$52,544,333	$72,795,000	$110,918,958
(2) Represents the average effective interest rate, including fees, for the year ended December 31, 2007 and excludes the effect of interest rate caps (see Note 10.)

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

On June 26, 2008, as part of the new TOB facility, Bank of America funded a $65.1 million bridge loan which was used to retire the Merrill Lynch P-float program debt.  On July 3, 2008, the new TOB facility was closed and the resulting Floater Certificates were sold.  The closing of the TOB facility resulted in debt proceeds of approximately $76.7 million.  After repayment of the bridge loan and related fees and expenses, net proceeds of approximately $10.8 million were remitted to the Company for investment in additional tax-exempt mortgage bonds and other investments consistent with its investment policies and for other purposes.  In order to secure these obligations, the Partnership is required to pledge cash or certain highly-rated securities as collateral.  As security for the TOB Facility, the Partnership has pledged all of its Inverse Certificates, five additional tax-exempt mortgage bonds with an aggregate principal balance of $45.9 million and certain taxable mortgage loans made by it to the owners of apartment properties financed with tax-exempt mortgage revenue bonds held by it to secure its obligations under these arrangements.  The Partnership may be required to provide additional collateral during the term of the TOB Trusts due to variations in interest rates and in the value of the collateral provided by it and of the tax-exempt mortgage revenue bonds held by the TOB Trusts.

Prior to June 26, 2008, the Company’s financing was concentrated with Merrill Lynch through the P-Float program.   Credit rating downgrades at Merrill Lynch resulted in an increase in the Company’s cost of borrowing under the P-Float program.  For year ended December 31, 2008 and 2007, the Company’s average effective interest rate on the TOB facility and P-Float was approximately 4.4% and 4.5%, respectively.

	Outstanding
	Debt Financing	Original	Year Acquired	Stated Maturity	Effective Rate (1)
MF Property Mortgage Loans	at December 31, 2008	Debt Financing

Ohio and Kentucky properties	$19,920,000	$19,920,000	2007	July 2009	4.69%
Churchland	5,513,426	5,530,800	2008	September 2013	5.14%
Churchland	1,000,000	1,000,000	2008	November 2013	6.00%
Glynn Place	4,475,364	4,480,000	2008	November 2011	4.13%

Total Mortgage Payable	$30,908,790	$30,930,800

	Outstanding
	Debt Financing	Original	Year Acquired	Stated Maturity	Effective Rate (1)
MF Property Mortgage Loans	at December 31, 2007	Debt Financing

Ohio and Kentucky properties	$19,920,000	$19,920,000	2007	July 2009	6.98%

Total Mortgage Payable	$19,920,000	$19,920,000

(1) Represents the average effective interest rate, including fees, for the year ended December 31, 2008 and excludes the effect of interest rate caps (see Note 10.)

The acquisition of Churchland was financed with first and second mortgage loans totaling approximately $6.5 million, a $5.5 million first mortgage and a $1.0 million second mortgage. The interest rate on the first mortgage is variable and is calculated as one month LIBOR plus 2.55%.  As of December 31, 2008, one month LIBOR was 1.75% and the interest on the mortgage was 4.3% per annum.  The first mortgage matures in September 2013.  The interest rate on the second mortgage loan is fixed for the first 36 months at 6.0% and then switches to LIBOR plus 3.0% for the remaining term.  The second mortgage matures in November 2013.  The Company has guaranteed the payment of certain exceptions from the non-recourse provisions, should they arise, in connection with these mortgage loans.

The acquisition of Glynn Place was financed with a mortgage loan of $4.5 million. The interest rate on the mortgage is variable and is calculated as daily LIBOR plus 2.50%. As of December 31, 2008, daily LIBOR was 0.46% and the interest on the mortgage was 2.96% per annum. The mortgage matures in November 2011.

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

The Company’s aggregate borrowings as of December 31, 2008 contractually mature over the next five years and thereafter as follows:

2009	$96,610,366
2010	125,129
2011	4,433,597
2012	69,497
2013	6,235,439
Thereafter	-
Total	$107,474,027

The amounts maturing in 2009 consist of the entire balance of the TOB facility plus approximately $19.9 million of mortgages payables on MF Properties.  The TOB facility is a one year agreement with a one-year renewal option held by Bank of America.  We are currently negotiating with Bank of America and expect to renew the TOB Facility.  In addition, we are currently negotiating with other potential lenders to provide either a facility similar to the current TOB Facility, except with a longer term, or another alternative form of financing.  In addition, approximately $19.9 million in outstanding mortgage financing related to the MF Properties located in Ohio and Kentucky is due in less than one year.  This mortgage loan contains three one-year renewal options held by the Company.  The Company intends to provide appropriate notification to the lender and renew the mortgage for an additional year.  While the Company expects to be able to renew or refinance current debt maturities, if the current illiquidity in the financial markets continues or further deteriorates, our ability to renew or refinance our outstanding debt financing may be negatively affected.

9.  Transactions with Related Parties

Substantially all of the Company's general and administrative expenses and certain costs capitalized by the Partnership are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The capitalized costs were incurred in connection with the acquisition or reissuance of certain tax-exempt mortgage revenue bonds and the debt financing transactions. The amounts of such expenses reimbursed to AFCA 2 or an affiliate are shown below.

	2008	2007	2006
Reimbursable salaries and benefits	$655,156	$616,058	$612,836
Costs capitalized by the Partnership	348,454	455,613	-
Other expenses	71,612	70,236	130,985
Insurance	91,295	104,557	95,662
Professional fees and expenses	566,332	418,615	422,997
Investor services and custodial fees	42,712	38,511	47,739
Consulting and travel expenses	63,211	55,426	24,207
	$1,838,772	$1,759,016	$1,334,426

AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any its tax-exempt mortgage revenue bonds or other tax-exempt investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. For the years ended December 31, 2008, 2007, and 2006, the Partnership paid administrative fees to AFCA 2 of approximately $314,000, $207,000, and $79,000, respectively.  In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the tax-exempt mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these tax-exempt mortgage revenue bonds and totaled approximately $319,000, $526,000, and $313,000, in 2008, 2007, and 2006, respectively.  In addition, during 2006 AFCA 2 received payment of approximately $440,000 of past due administrative fees from the owners of Northwoods.  Although these third party administrative fees are not Partnership expenses, they have been reflected in the accompanying consolidated financial statements of the Company as a result of the consolidation of the VIEs.  Such fees are payable by the financed property prior to the payment of any contingent interest on the tax-exempt mortgage revenue bonds secured by these properties.  If the Partnership were to acquire any of these properties in foreclosure, it would assume the obligation to pay the administrative fees relating to mortgage revenue bonds on these properties.

AFCA 2 earned mortgage placement fees in connection with the acquisition of certain tax-exempt mortgage revenue bonds.  These mortgage placement fees were paid by the owners of the respective property and, accordingly, have not been reflected in the accompanying consolidated financial statements because these properties are not considered VIEs. During 2008, AFCA 2 earned acquisition fees from closing the Bridle Ridge and Woodlynn Village bonds in the amount of approximately $61,000. During 2007, AFCA 2 earned acquisition fees from closing the Gardens of Weatherford, Gardens of DeCordova, Woodland Park and Prairiebrook Village bonds in the amount of approximately $311,000. Similar fees of approximately $102,000 were earned by AFCA 2 during the year ended December 31, 2006 in connection with the acquisition of the Bella Vista and Deerfield tax-exempt mortgage revenue bonds during 2006.

An affiliate of AFCA 2, America First Property Management Company, L.L.C. (“Properties Management”) was retained to provide property management services for Ashley Square, Northwoods Lake Apartments, Ashley Pointe at Eagle Crest, Iona Lakes Apartments, Bent Tree Apartments, Lake Forest Apartments, Fairmont Oaks Apartments, Eagle Ridge, Crescent Village, Meadowview, Willow Bend, Postwoods I, Postwoods II, Churchland and Glynn Place. The management fees paid to Properties Management amounted to approximately $591,000 in 2008, $485,000 in 2007, and $514,000 in 2006. For the VIEs, these management fees are not Partnership expenses but are recorded by each applicable VIE entity and, accordingly, have been reflected in the accompanying consolidated financial statements. Such fees are paid out of the revenues generated by the properties owned by the VIEs prior to the payment of any interest on the tax-exempt mortgage revenue bonds and taxable loans held by the Partnership on these properties. For the MF Properties, these management fees are considered real estate operating expenses.

The shareholders of the limited-purpose corporations which own four of the apartment properties financed with tax-exempt bonds and taxable loans held by the Company are employees of Burlington who are not involved in the operation or management of the Company and who are not executive officers or managers of Burlington.

10.  Interest Rate Derivatives

As of December 31, 2008, the Company has four derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing and mortgages payable.

		Effective		Maturity	Purchase
Date Purchased	Notional Amount	Capped Rate		Date	Price	Counterparty

February 1, 2003	$15,000,000	2.95%	(1)	January 1, 2010	$608,000	Bank of America

June 29, 2007	$19,920,000	8.30%		July 1, 2009	$17,500	JP Morgan

July 7, 2008	$60,000,000	2.50%		August 1, 2011	$985,000	US Bank

October 29, 2008	$4,480,000	6.00%		November 1, 2011	$26,512	Bank of America

(1) The counterparty has exercised the right to convert the cap into a fixed rate swap effective February 1, 2008. Under the terms of the swap arrangement, the Partnership pays a fixed rate of 2.95%.

On October 29, 2008, the Company purchased and interest rate cap for a $26,512 premium. The derivative has a cap on the daily floating rate index of 6.0%, a notional amount of $4.5 million and matures on November 1, 2011.  This cap is related to the outstanding mortgage payable related to the Glynn Place acquisition.

On July 7, 2008, the Company entered into agreements with US Bank to terminate two interest rate cap derivatives and to acquire a new interest rate cap derivative.  The two terminated interest rate cap derivatives had a total notional amount of $20.0 million and an effective cap rate before remarketing, credit enhancement, liquidity and trustee fees of 4.0%.  The newly acquired interest rate cap derivative has a notional amount of $60.0 million and an effective cap rate before remarketing, credit enhancement, liquidity and trustee fees of 2.5%.  This cap is related to the outstanding TOB facility debt.  After considering the current TOB facility fees, the new interest rate cap derivative caps $60.0 million of the Company’s variable rate debt at an effective rate of 4.15% thus reducing the Company’s exposure to significant increases in the SIFMA index.  The Company received payment from US Bank for termination of the two interest rate cap derivatives totaling $54,000 and paid US Bank $985,000 for the new interest rate cap derivative.

On February 1, 2008, Bank of America elected to exercise its option to convert the $15.0 million interest rate cap to a fixed rate swap at a rate of 2.95%. Under the terms of the swap, the Company will pay the fixed rate of interest to Bank of America and will receive a variable rate of interest from same based on the SIFMA Municipal Swap Index rate.  This rate is set weekly and settlements under the swap agreement will be made monthly based on the original notional amount.  The Company is required to maintain a restricted compensating balance with the Bank of America based on the present value of the projected future payments for the duration of the swap agreement.  This swap is related to the outstanding TOB facility debt.  After considering the current TOB facility fees, this swap effectively fixes the interest rate on $15.0 million of the Company’s variable rate debt at 4.6%.

On November 1, 2007, an interest rate cap with a notional amount of $10.0 million expired. This interest rate cap was not replaced.  On June 29, 2007, Holding Company purchased an interest rate cap for a $17,500 premium.  The derivative has a cap on the floating rate index of 8.3%, a notional amount of $19.9 million and matures on July 1, 2009.

Interest rate derivative expense, which is the result of marking the interest rate derivative agreements to fair value, increased expense $604,000 and $74,000 for the years ended December 31, 2008 and 2007 respectively.  These are free-standing derivatives, so changes in fair value are included in earnings.  These interest rate derivatives are presented on the balance sheet in Other Assets.  The carrying value of these derivatives was $303,000 and $12,000 as of December 31, 2008 and 2007, respectively.

11.  Fair Value of Financial Instruments

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

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS No. 157-3”) clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP is effective upon issuance, and we considered its guidance in determining the fair value of our tax-exempt mortgage revenue bonds.

The Company has certain financial assets and liabilities that are measured at fair value and certain financial assets and liabilities that are not measured at fair value but for which the Company provides estimated fair values under the provisions of SFAS No. 107, Disclosures about Fair Values of Financial Instruments.  The following is a description of the valuation methodologies used for the Company’s financial assets and liabilities measured or disclosed at fair value:

Restricted cash, interest receivable, and distribution payable:  Fair value approximates the carrying value of such assets and liabilities due to the short-term nature of the financial instruments.

Investments in Tax-exempt Mortgage Revenue Bonds.  The fair values of the Company’s investments in tax-exempt mortgage revenue bonds have each been based a discounted cash flow and yield to maturity analyses performed by the general partner.  There is no active trading market for the bonds and price quotes for the bonds are not available.  If available, the general partner may also consider price quotes on similar bonds or other information from external sources, such pricing services.  The estimates of the fair values of these bonds, whether estimated by the Company or based on external sources, are based largely on unobservable inputs the general partner believes would be used by market participants.  Additionally, the calculation methodology used by the external sources and the Company encompasses the use of judgment in their application. Given these facts the fair value measurement of the Company’s investment in tax-exempt mortgage revenue bonds is categorized as a Level 3 input.  As of December 31, 2007, the fair values of the Company’s investments in tax-exempt mortgage revenue bonds were based on broker quotes, which are no longer available to the Company, and on a discounted cash flow analysis.

Debt financing and Mortgages payable.  The Company’s TOB facility and mortgage loans have variable interest rates.  The fair value of the Company’s outstanding debt is not significantly different from the carrying value because these variable interest rates are reset frequently.

Interest rate derivatives.  The fair values of the interest rate derivatives are determined based upon current price quotes by recognized dealers using models whose significant inputs are not observable and therefore are categorized as a Level 3 input.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2008 Using,
		Quoted Prices	Significant Other Observable Inputs
		in Active Markets		Significant
	Assets	for Identical Assets		Unobservable Inputs
Description	at Fair Value	(Level 1)	(Level 2)	(Level 3)

Tax-exempt Mortgage Revenue Bonds	$44,492,526	$-	$-	$44,492,526
Interest Rate Derivatives	302,849	-	-	302,849
Total	$44,795,375	$-	$-	$44,795,375

		For year ended December 31, 2008
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage	Interest Rate Derivatives
		Revenue Bonds		Total
Beginning Balance January 1, 2008		$66,167,116	$12,439	$66,179,555
Total gains or losses (realized/unrealized)
Included in earnings		-	(721,102)	(721,102)
Included in other comprehensive income		(13,275,963)	-	(13,275,963)
Purchases, issuances and settlements		(8,398,627)	1,011,512	(7,387,115)
Ending Balance December 31, 2008		$44,492,526	$302,849	$44,795,375

Total amount of gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of December 31, 2008		$-	$(721,102)	$(721,102)

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

Certain of the MF properties own apartment properties that generated Low Income Housing Tax Credits under section 42 of the Code (“LIHTCs”) for the previous partners in these partnerships.  In connection with the acquisition of partnership interests in these partnerships by subsidiaries of the Company, the Company has agreed to reimburse the prior partners for any liabilities they incur due to recapture of these tax credits to the extent the recapture liability is due to the operation of the properties in a manner inconsistent with the laws and regulations relating to such tax credits after the date of acquisition. No amount has been accrued for this continent liability because management believes that the likelihood of any payments being required thereunder is remote.

13. Recent Accounting Pronouncements

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’.”  SFAS No. 162 is not expected to have a material impact on the Company’s financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”).  This statement changes the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  The additional disclosures required by the statement will be required to be included in the Company’s financial statements beginning with the first quarter of 2009.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB 51 (“SFAS No. 160”). SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 is effective for the Company on January 1, 2009. The Company does not expect the application of SFAS No. 160 to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS No. 141R is effective for the Company on January 1, 2009. The Company is currently evaluating the impact that SFAS No. 141R will have on its consolidated financial statements upon application to future acquisitions.

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

14.  Segments

The Company consists of three reportable segments, Tax-Exempt Bond Investments, MF Properties, and VIEs.  In addition to the three reportable segments, the Company also separately reports its consolidating and eliminating entries because it does not allocate certain items to the segments.

Tax-Exempt Bond Investments Segment
The Tax-Exempt Bond Investments segment consists of the Company’s portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  Such tax exempt bonds are held as long-term investments.  As of December 31, 2008, the Company held nine tax-exempt bonds not associated with VIEs and eight tax-exempt bonds associated with VIEs.  The multifamily apartment properties financed by these tax exempt bonds contain a total of 3,697 rental units.

MF Properties Segment
The MF Properties segment consists of indirect equity interests in multifamily apartment properties which are not currently financed by tax-exempt bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring.  In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties.  The Partnership’s interests in its current MF Properties are not currently classified as Assets Held for Sale because the Partnership is not actively marketing them for sale, there is no definitive purchase agreement in existence and, therefore, no sale is expected in the next twelve months.  During the time the Partnership holds an interest in a MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.  Any such cash distribution will contribute to the Partnership’s Cash Available for Distribution (“CAD”).  As of December 31, 2008, the Company held interest in eight MF Properties containing a total of 796 rental units.

The VIE segment
The VIE segment consists of multifamily apartment properties which are financed with tax-exempt bonds held by the Partnership, the assets, liabilities and operating results of which are consolidated with those of the Partnership as a result of FIN 46R.  The tax-exempt bonds on these VIE properties are eliminated from the Company’s financial statements as a result of such consolidation, however, such bonds are held as long-term investments by the Partnership which continues to be entitled to receive principal and interest payments on such bonds.  The Company does not actually own an equity position in the VIEs or their underlying properties.  As of December 31, 2008, the Company consolidated eight VIE multifamily apartment properties containing a total of 1,764 rental units.  Five of these VIEs are reported in continuing operations while three are reported as discontinued operations.

Management closely monitors and evaluates the financial reporting associated with and the operations of the VIEs and the MF Properties and performs such evaluation separately from the other operations of the Partnership through interaction with the affiliated property management company which manages the multifamily apartment properties held by the VIEs and the MF Properties.

Management’s goals with respect to the properties constituting the Company’s VIE and MF Properties reportable segments is to generate increasing amounts of net rental income from these properties that will allow them to (i) make all payments of base interest, and possibly pay contingent interest, on the properties included in the Tax-Exempt Bond Investments segment and the VIE segment, and (ii) distribute net rental income to the Partnership from the MF Properties segment until such properties can be refinanced with additional tax-exempt mortgage bonds meeting the Partnership’s investment criteria.  In order to achieve these goals, management of these multifamily apartment properties is focused on: (i) maintaining high economic occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties; and (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas.

The following table details certain key financial information for the Company’s reportable segments for the three years ended December 31, 2008:

	2008	2007	2006
Total revenue
Tax-Exempt Bond Financing	$10,185,370	$10,131,656	$12,621,348
MF Properties	4,793,535	2,066,487	-
VIEs	8,938,510	8,887,595	9,266,223
Consolidation/eliminations	(5,830,841)	(5,898,478)	(10,861,160)
Total revenue	$18,086,574	$15,187,260	$11,026,411

Interest expense
Tax-Exempt Bond Financing	$4,047,282	$2,835,645	$2,106,292
MF Properties	1,050,172	695,547	-
VIEs	5,941,543	5,738,459	5,533,159
Consolidation/eliminations	(6,932,925)	(6,674,035)	(6,335,691)
Total interest expense	$4,106,072	$2,595,616	$1,303,760

Depreciation expense
Tax-Exempt Bond Financing	$-	$-	$-
MF Properties	1,060,649	459,196	-
VIEs	2,273,577	2,150,006	1,899,019
Consolidation/eliminations	-	-	-
Total depreciation expense	$3,334,226	$2,609,202	$1,899,019

Income (loss) from continuing operations
Tax-Exempt Bond Financing	$3,652,641	$5,683,395	$8,913,510
MF Properties	(926,987)	(1,289,938)	-
VIEs	(5,565,226)	(5,124,461)	(4,156,321)
Consolidation/eliminations	1,161,343	847,621	(4,451,390)
Income (loss) from continuing operations	$(1,678,229)	$116,617	$305,799

Net income (loss)
Tax-Exempt Bond Financing	$3,652,641	$5,683,395	$8,913,510
MF Properties	(926,987)	(1,289,938)	-
VIEs	(7,080,591)	(6,507,066)	5,978,689
Consolidation/eliminations	3,323,697	3,054,475	(2,115,464)
Net income	$(1,031,240)	$940,866	$12,776,735

Total assets
Tax-Exempt Bond Financing	$158,156,573	$182,498,714
MF Properties	47,561,345	25,774,045
VIEs	56,467,499	58,313,099
Consolidation/eliminations	(104,322,141)	(101,706,850)
Total assets	$157,863,276	$164,879,008

Total partners' capital
Tax-Exempt Bond Financing	$77,498,951	$107,735,743
MF Properties	6,771,635	4,875,632
VIEs	(69,668,362)	(62,587,772)
Consolidation/eliminations	26,225,387	14,250,864
Total partners' capital	$40,827,611	$64,274,467

15.  Summary of Unaudited Quarterly Results of Operations

2008	March 31,	June 30,	September 30,	December 31,
Revenues	$4,560,694	$4,359,835	$4,497,036	$4,669,009
Income (loss) from continuing operations	(287,022)	97,746	37,303	(1,526,256)
Income (loss) from discontinued operations	300,424	174,471	124,626	47,468
Net income (loss)	$13,402	$272,217	$161,929	$(1,478,788)

Income from continuing operations, per BUC	$0.05	$0.08	$0.09	$(0.02)
Income from discontinued operations	-	-	-	-
Net income, basic and diluted, per BUC	$0.05	$0.08	$0.09	$(0.02)

2007	March 31,	June 30,	September 30,	December 31,
Revenues	$2,933,295	$3,187,868	$4,445,492	$4,620,605
Income (loss) from continuing operations	526,180	406,325	(149,745)	(666,143)
Income (loss) from discontinued operations	412,597	355,613	263,058	(207,019)
Net income (loss)	$938,777	$761,938	$113,313	$(873,162)

Income from continuing operations, per BUC	$0.13	$0.12	$0.07	$0.02
Income from discontinued operations	-	-	-	-
Net income, basic and diluted, per BUC	$0.13	$0.12	$0.07	$0.02

The quarterly data presented above has been adjusted for the presentation of discontinued operations in all periods shown.  As a result, the amounts presented above may vary from those amounts previously reported by the Company on its quarterly filings on Form 10-Q.

Report of Independent Auditors

To the Partners
Woodbridge Apartments of Louisville II, L.P.

We have audited the accompanying statements of profit and loss, changes in partners' capital (deficit) and cash flows for the year ended December 31, 2006, of Woodbridge Apartments of Louisville II, L.P., a limited partnership.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Woodbridge Apartments of Louisville II, L.P. for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States.

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
February 2, 2007

Report of Independent Auditors

To the Partners
Woodbridge Apartments of Bloomington III, L.P.

We have audited the accompanying statements of profit and loss, changes in partners' capital (deficit) and cash flows for the year ended December 31, 2006, of Woodbridge Apartments of Bloomington III, L.P., a limited partnership.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Woodbridge Apartments of Bloomington III, L.P. for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States.

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

/s/ Katz, Sapper & Miller, LLP
Indianapolis, Indiana
February 2, 2007

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A.  Controls and Procedures.

Evaluation of disclosure controls and procedures.  The Chief Executive Officer and Chief Financial Officer (consisting of the officers of the Burlington Capital Group LLC in its capacity as the general partner of the general partner of the Partnership) have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective.

Management Report On Internal Control Over Financial Reporting

The Company’s management (consisting of the officers of the Burlington Capital Group LLC in its capacity as the general partner of the general partner of the Partnership) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (consisting of the officers of the Burlington Capital Group LLC in its capacity as the general partner of the general partner of the Partnership), of the effectiveness of the Company’s internal control over financial reporting.  The Company’s management used the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation.  Based on that evaluation, the Partnership’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

Management has excluded from its assessment the internal control over financial reporting at Woodbridge Apartments of Louisville II, L.P. and Woodbridge Apartments of Bloomington III, L.P., both consolidated variable interest entities.  These entities were excluded from the assessment as the Partnership does not own or directly manage these entities and, therefore, Properties Management does not have the ability to dictate, modify or effectively assess the internal controls at these entities.

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
America First Tax Exempt Investors, L.P.
Omaha, Nebraska

We have audited the internal control over financial reporting of America First Tax Exempt Investors, L.P. and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report On Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

As described in Management Report On Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Woodbridge Apartments of Louisville II, L.P. and Woodbridge Apartments of Bloomington III, L.P. (consolidated variable interest entities), because the Company does not own or directly manage these entities, and  therefore, does not have the ability to dictate, modify, or affectively assess the internal controls at these entities. Accordingly, our audit did not include the internal control over financial reporting at Woodbridge Apartments of Louisville II, L.P. and Woodbridge Apartments of Bloomington III, L.P.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008, of the Company and our report dated February 27, 2009, expressed an unqualified opinion on those financial statements and includes an explanatory paragraph regarding management’s estimates for investments without readily determinable fair values.

/s/ DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 27, 2009

Changes in internal controls over financial reporting.  There were no changes in the Company's internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or officers of its own. Management of the Partnership consists of the general partner of the Partnership, America First Capital Associates Limited Partnership Two ("AFCA 2") and its general partner, The Burlington Capital Group LLC (formerly America First Companies, L.L.C.) (“Burlington”).

The following individuals are the officers and managers of Burlington, and each serves for a term of one year.  BUC holders have no right to nominate or elect managers of Burlington.

Name	Position Held	Position Held Since
Michael B. Yanney	Chariman Emeritus of the Board and Manager	2008/1984
Lisa Y. Roskens	Chairman of the Board President, Chief Executive Officer and Manager	2008/2001/2000/1999
Michael J. Draper	Chief Financial Officer	2004
Mariann Byerwalter	Manager	1997
Dr. William S. Carter	Manager	2003
Patrick J. Jung	Manager	2003
George H. Krauss	Manager	2001
Dr. Martin A. Massengale	Manager	1994
Dr. Gail Walling Yanney	Manager	1996
Clyaton K. Yeutter	Manager	2001

(1) Member of the Burlington Audit Committee. The Board of Managers has designated Mr. Jung as the “audit committee financial expert” as such term is defined in Item 401(h) of SEC Regulation S-K.

(2) Determined to be independent under both Section 10A of the Securities Act of 1934 and under the NASDAQ Marketplace rules.

Michael B. Yanney, 75, Chairman Emeritus, served as the Chairman of the Board of Burlington and its predecessors from 1984 through 2008. From 1977 until the organization of Burlington in 1984,  Mr. Yanney was principally engaged in the ownership and management of commercial banks. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Level 3 Communications, Inc., Streck Laboratories, and Magnum Resources, Inc.  Mr. Yanney is the husband of Gail Walling Yanney and the father of Lisa Y. Roskens.

Lisa Y. Roskens, 42, is the Chairman of the Board of Burlington, Chief Executive Officer and President of Burlington. From 1999 to 2000, Ms. Roskens was managing Director of Twin Compass, LLC. From 1997 to 1999, Ms. Roskens was employed by Inacom Corporation where she held the position of Director of Business Development and Director of Field Services Development. From 1995 to 1997, Ms. Roskens served as Finance Director for the U.S. Senate campaign of Senator Charles Hagel of Nebraska.  From 1992 to 1995, Ms. Roskens was an attorney with the Kutak Rock LLP law firm in Omaha, Nebraska, specializing in commercial litigation.  Ms. Roskens is the daughter of Michael B. Yanney and Gail Walling Yanney.

Michael J. Draper, 43, is Chief Financial Officer of Burlington. From April 2004 to September 2004, he was the Director of Finance and Accounting for Burlington. From April 2000 through March 2004, he was employed at Transgenomic, Inc. where he served as Chief Financial Officer and prior to that as Controller.   Prior to Transgenomic, Mr. Draper was Vice President of Accounting and Finance for MSI Systems Integrators for over 2 years and was with Deloitte & Touche LLP for over 8 years.

Mariann Byerwalter, 48, is Chairman of JDN Corporate Advisory LLC.  She was Vice President of Business Affairs and Chief Financial Officer of Stanford University from 1996 to 2001.  Ms. Byerwalter was Executive Vice President of America First Eureka Holdings, Inc. ("AFEH") and EurekaBank from 1988 to January 1996.  Ms. Byerwalter was Chief Financial Officer and Chief Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996.  She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987.  She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice President in the bank's Corporate Planning and Development Department. She was also on the Stanford Board of Trustees from 1992 to 1996 and was re-appointed to such in 2002. Ms. Byerwalter currently serves on the board of directors of LookSmart, Inc., Redwood Trust, Inc., SRI International, the PMI Group Inc., the Stanford Hospital and Clinics, the Lucile Packard Children’s Hospital and certain investment companies affiliated with Charles Schwab Corporation.

Dr. William S. Carter, 82, is retired from medical practice. He is a graduate of Butler University and the Nebraska University College of Medicine. He served his residency at the University of Missouri and was appointed a diplomat of the American Board of Otorhinolaryngology. He was in private practice in Omaha, Nebraska, until 1993. He is currently on the board of directors of Murphy Drug Co. and is a director of the Happy Hollow Club in Omaha and the Thunderbird Club in Rancho Mirage, California.

Patrick J. Jung, CPA, 61, currently is the Chief Operating Officer with Surdell Partners, LLC.  Prior to joining Surdell, Mr. Jung was with KPMG LLP for 30 years. During that period, he served as a partner for 20 years and as the managing partner of the Nebraska business unit for the last six years. Mr. Jung also serves on the boards of directors of Werner Enterprises, Inc, including its audit and compensation committees, and Supertel Hospitality, Inc, including its audit and nominating committees.

George H. Krauss, 67, has been a consultant to Burlington since 1996. Mr. Krauss was also of counsel to Kutak Rock LLP, a national law firm headquartered in Omaha, Nebraska until December 2006.  Mr. Krauss was associated with Kutak Rock LLP since 1972 and served as its managing partner from 1983 to 1993.  Mr. Krauss also serves on the board of directors of MFA Mortgage Investments, Inc. and InfoUSA, Inc.. Mr. Krauss is a member of the compensation committees, corporate governance and nominating committees and audit committees of both such companies.

Dr. Martin A. Massengale, 75, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and a Foundation Distinguished Professor. Prior to becoming President Emeritus in 1994, he served as Interim President from 1989 to 1991 and as President until 1994, as Chancellor of the University of Nebraska Lincoln from 1981 until 1991 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of managers of AAFL Enterprises, LLC, including as a member of its executive committee and the chairman of its communications committee.

Dr. Gail Walling Yanney, 71, is a retired physician. Dr. Yanney practiced anesthesiology and was the Executive Director of the Clarkson Foundation until October of 1995. In addition, she was a director of FirsTier Bank, N.A., Omaha, Nebraska, prior to its merger with First Bank, N.A. Dr. Yanney is the wife of Michael B. Yanney and the mother of Lisa Y. Roskens.

Clayton K. Yeutter, 78, is Senior Advisor – International Trade to Hogan & Hartson, a Washington D.C. law firm. From 1978 to 1985 he served as the President and Chief Executive Officer of the Chicago Mercantile Exchange. Mr. Yeutter served as U.S. Secretary of Agriculture from 1989 to 1991, and has served in cabinet and sub-cabinet posts under four U.S. Presidents. Mr. Yeutter currently serves on the board of directors of Neogen Corp. and American Commercial Lines, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the managers and executive officers of Burlington and persons who own more than 10% of the Partnership's BUCs to file reports of their ownership of BUCs with the SEC.  Such officers, managers and BUC holders are required by SEC regulation to furnish the Partnership with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such reports received by the Partnership and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Partnership believes that there was compliance for the year ended December 31, 2008 with all Section 16(a) filing requirements applicable to such executive officers, managers and beneficial owners of BUCs.

Code of Ethical Conduct and Code of Conduct

Burlington has adopted the Code of Ethical Conduct for its senior executive and financial officers as required by Section 406 of the Sarbanes-Oxley Act of 2002.  As such, this Code of Ethical Conduct covers all executive officers of Burlington, who perform such duties for the Partnership.  Burlington has also adopted the Code of Conduct applicable to all directors, officers and employees which is designed to comply with the listing requirements of the NASDAQ Stock Market.  Both the Code of Ethical Conduct and the Code of Conduct are available on the Partnership’s website at www.ataxfund.com.

Item 11. Executive Compensation.

Neither the Partnership nor AFCA 2 has any officers.  Certain services are provided to the Partnership by officers of Burlington.  However, under the terms of our Agreement of Limited Partnership, neither AFCA 2 nor Burlington is allowed to be reimbursed by us for any compensation paid by Burlington to its officers.  As a result, we do not pay compensation of any nature to the persons who effectively act as our executive officers.  Accordingly, no tabular disclosures regarding executive compensation, compensation discussion and analysis, compensation committee report or information regarding compensation committee interlocks is being provided in this Form 10-K.

The Board of Managers of Burlington effectively acts as our board of directors.  Although Burlington is not a public company and its securities are not listed on any stock market or otherwise publicly traded, its Board of Managers is constituted in a manner that complies with rules of the Securities and Exchange Commission and the NASDAQ Stock Market related to public companies with securities listed on the NASDAQ Global Market in order for the Company and its BUCs to comply with these rules.  Among other things, a majority of the Board of Managers of Burlington consists of managers who meet the definitions of independence under the rules of the SEC and the NASDAQ Stock Market.  These independent managers are Patrick J. Jung, Mariann Byerwalter, Martin A. Massengale, Clayton Yeutter, and William S. Carter.  During 2008, we paid Burlington a total of $150,000 in order to reimburse it for a portion of the fees it pays to these five independent managers.  We did not pay any other compensation of any nature to any of the managers of Burlington or reimburse Burlington for any other amounts representing compensation to its Board of Managers.

The following table sets forth the total compensation paid to the Managers of Burlington in fiscal 2008 for their services to the Partnership.

Manager Compensation
Name	Total Fees Earned or Paid in Cash ($)
Michael B. Yanney	-
Lisa Y. Roskens	-
Mariann Byerwalter	28,947
Dr. William S. Carter	26,316
Patrick J. Jung	28,947
George H. Krauss	-
Dr. Martin A. Massengale	34,211
Dr. Gail Walling Yanney	-
Clayton K. Yeutter	31,579

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a)  No person is known by the Partnership to own beneficially more than 5% of the Partnership's BUCs.

(b)  The Partnership does not have any directors or officers of its own.  Management of the Partnership consists of the general partner of the Partnership, and its general partner, Burlington.  The following table and notes set forth information with respect to the beneficial ownership of the Partnership’s BUCs by each of the Managers and executive officers of Burlington and by such persons as a group.  Unless otherwise indicated, the information is as of December 31, 2008, and is based upon information furnished to us by such persons.  Unless otherwise noted, all persons listed in the following table have sole voting and investment power over the BUCs they beneficially own and own such BUCs directly.  For purposes of this table, the term “beneficial owner” means any person who, directly or indirectly, has or shares the power to vote, or to direct the voting of, a BUC or the power to dispose, or to direct the disposition of, a BUC or has the right to acquire BUCs within 60 days.

Name	Number of BUCs Beneficially Owned	Percent of Class
Michael B. Yanney, Chairman Emeritus and Manager of Burlington	292,500(1)	2%
Lisa Y. Roskens, Chairman, President, Chief Executive Officer and Manager of Burlington	280,000(2)	2%
Michael J. Draper, Chief Financial Officer of Burlington	2,000	*
Mariann Byerwalter, Manager of Burlington	-	-
Dr. William S. Carter, Manager of Burlington	-	-
Patrick J. Jung, Manager of Burlington	-	-
George H. Krauss, Manager of Burlington	-	-
Dr. Martin A. Massengale, Manager of Burlington	-	-
Dr. Gail Walling Yanney, Manager of Burlington	292,500(3)	2%
Clayton K. Yeutter, Manager of Burlington	-	-
All current executive officers and Managers of Burlington as a group (10 persons)	294,500	2%
______________

*         denotes ownership of less than 1%.

(1) Consists of 12,500 BUCs held by Mr. Yanney’s spouse, Dr. Gail Walling Yanney, a Manager of Burlington, and 280,000 BUCs held by the Burlington Capital Group LLC .  Mr. Yanney has a beneficial ownership interest in, and is a Manager and Chairman Emeritus of the Burlington Capital Group, LLC and is deemed to have a pecuniary interest in the Beneficial Unit Certificates due to his ownership interest in The Burlington Capital Group, LLC.

(2)  Consists of 280,000 BUCs held by the Burlington Capital Group LLC.  Ms. Roskens has a beneficial ownership interest in, and is a Manager, Chairman, President, and Chief Executive Officer of the Burlington Capital Group, LLC and is deemed to have a pecuniary interest in the Beneficial Unit Certificates due to her ownership interest in The Burlington Capital Group, LLC.

(3) Consists of 12,500 BUCs held directly and 280,000 BUCs held by the Burlington Capital Group LLC.  Dr. Yanney has a beneficial ownership interest in, and is a Manager of the Burlington Capital Group, LLC and is deemed to have a pecuniary interest in the Beneficial Unit Certificates due to her ownership interest in The Burlington Capital Group, LLC.

Effective January 1, 2008, Burlington had made open market purchases of BUCs pursuant to a prearranged trading plan established in accordance with the guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934.  Burlington may acquire up to $2.0 million of BUCs through this trading plan.  As of December 31, 2008, Burlington had purchased 280,000 BUCs for a total acquisition cost of approximately $1.8 million.  As of February 19, 2009, Burlington had completed the Plan by purchasing a total of 319,710 BUCs for a total acquisition cost of $2.0 million.

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

Item 14.  Principal Accountant Fees and Services.

The Audit Committee of Burlington has engaged Deloitte & Touche LLP as the independent registered public accounting firm for the Company. The Audit Committee regularly reviews and determines whether any non-audit services provided by Deloitte & Touche LLP potentially affects their independence with respect to the Company. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by Deloitte & Touche LLP. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered, and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management provides annual updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date. During 2008, all services performed by Deloitte & Touche LLP, with respect to the Partnership, were pre-approved by the Audit Committee in accordance with this policy.

The following table sets forth the aggregate fees billed by Deloitte & Touche LLP with respect to audit and non-audit services for the Company during the years ended December 31, 2008 and 2007:

	2008	2007
Audit Fees (1)	$343,655	$336,310
Audit-Related Fees	-	-
Tax Fees (2)	57,484	79,615
All Other Fees	-	-

(1)
Audit – Includes fees and expenses for professional services rendered for the audit of the Company’s annual financial statements and internal control over financial reporting, reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during 2008 and 2007, and services associated with registration statements, periodic reports and other documents filed with the Securities and Exchange Commission or other documents issued in connection with securities offerings, such as consents.

(2)	Tax – Includes fees and expenses for the professional services rendered for the preparation and review of tax returns and for various consultations.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.  Update

          (a)  The following documents are filed as part of this report:

1.  Financial Statements. The following financial statements of the Company are included in response to Item 8 of this report:

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets of the Company as of December 31, 2008 and 2007.

Consolidated Statements of Operations and Comprehensive Income of the Company for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Partners' Capital of the Company for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Cash Flows of the Company for the years ended December 31, 2008, 2007 and 2006.

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

Date: March 2, 2009 /s/ Lisa Y. Roskens
Lisa Y. Roskens
Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 2, 2009                                                      By /s/ Michael B. Yanney*
                                               Michael B. Yanney,
                                               Chairman of the Board and
                                               Manager of Burlington Capital Group LLC

Date:  March 2, 2009                                                      By /s/ Lisa Y. Roskens
                                               Lisa Y. Roskens,
                                               President, Chief Executive Officer and Manager of The Burlington Capital Group LLC
          (Principal Executive Officer)

Date:  March 2, 2009                                                      By /s/ Michael J. Draper
                                               Michael J. Draper,
                                               Chief Financial Officer of The Burlington Capital Group LLC
          (Principal Financial Officer and Principal Accounting Officer)

Date   March 2, 2009                                                      By /s/ Mariann Byerwalter*
                                               Mariann Byerwalter,
                                               Manager of The Burlington Capital Group LLC

Date:  March 2, 2009                                                      By /s/ William S. Carter*
                                               William S. Carter,
                                               Manager of The Burlington Capital Group LLC

Date:  March 2, 2009                                                      By /s/ Patrick J. Jung*
                                               Patrick J. Jung,
                                               Manager of The Burlington Capital Group LLC

Date:  March 2, 2009                                                      By /s/ George H. Krauss*
                                               George H. Krauss,
                                               Manager of The Burlington Capital Group LLC

Date:  March 2, 2009                                                      By /s/ Martin A. Massengale*
                                               Martin A. Massengale,
                                               Manager of The Burlington Capital Group LLC

Date:  March 2, 2009                                                      By /s/ Gail Walling Yanney*
                                               Gail Walling Yanney,
                                               Manager of The Burlington Capital Group LLC

Date:  March 2, 2009                                                      By /s/ Clayton K. Yeutter*
                                               Clayton K. Yeutter,
                                               Manager of The Burlington Capital Group LLC

*By Michael J. Draper,
      Attorney-in-Fact

/s/ Michael J. Draper
     Michael J. Draper