Form 10-K/A
period 2008-12-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2009-03-10
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non- accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ]

The aggregate market value of the registrant’s BUCs held by non-affiliates based on the final sales price of the BUCs on the last business day of the registrant’s most recently completed second fiscal quarter was $86,493,729.

DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Note

America First Tax Exempt Investors, L.P. (the “Partnership”) is amending its Annual Report on Form 10-K for the year ended December 31, 2008 as filed on March 4, 2009 (the “Original Report”) in order to properly reflect the ownership of BUCs representing assigned limited partnership interests in the Partnership as of December 31, 2008 by two of the managers of the Burlington Capital Group, LLC which is the general partner of America First Capital Associates Limited Partnership Two, the general partner of the Partnership.  This amendment is reflected in the revisions to Part III, Item 12 of this amended report.  After submission of the Original Filing it was determined that additional BUCs had been acquired in the fourth quarter of 2008 by a self-employment retirement trust in which these managers have an interest, but that reports on Form 4 had inadvertently not been filed for this acquisition under Section 16 of the Securities Act of 1934, as amended.  Accordingly, the Partnership is also amending the Original Report to reflect the late reporting of this acquisition.  This amendment is reflected on the cover page of this amended report and in Item 10 hereof under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”  The remaining information in Items 10 and 12 in this amended report is the same as that reported in the Original Report.

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

Name	Position Held	Position Held Since
Michael B. Yanney	Chariman Emeritus of the Board and Manager	2008/1984
Lisa Y. Roskens	Chairman of the Board President, Chief Executive Officer and Manager	2008/2001/2000/1999
Michael J. Draper	Chief Financial Officer	2004
Mariann Byerwalter	Manager(2)	1997
Dr. William S. Carter	Manager(2)	2003
Patrick J. Jung	Manager(1)(2)	2003
George H. Krauss	Manager	2001
Dr. Martin A. Massengale	Manager(1)(2)	1994
Dr. Gail Walling Yanney	Manager	1996
Clyaton K. Yeutter	Manager(1)(2)	2001

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

Michael J. Draper, 43, is Chief Financial Officer of Burlington.  From April 2004 to September 2004, he was the Director of Finance and Accounting for Burlington.  From April 2000 through March 2004, he was employed at Transgenomic, Inc., where he served as Chief Financial Officer and prior to that as Controller.  Prior to Transgenomic, Mr. Draper was Vice President of Accounting and Finance for MSI Systems Integrators for over 2 years and was with Deloitte & Touche LLP for over eight years.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the managers and executive officers of Burlington and persons who own more than 10% of the Partnership's BUCs to file reports of their ownership of BUCs with the SEC.  Such officers, managers and BUC holders are required by SEC regulation to furnish the Partnership with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such reports received by the Partnership and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Partnership believes that there was compliance for the year ended December 31, 2008 with all Section 16(a) filing requirements applicable to such executive officers, managers and beneficial owners of BUCs, except that Michael Yanney, Chairman Emeritus of the Board and a manager of Burlington and his spouse Dr. Gail Walling Yanney, a manager of Burlington, filed late reports on Form 4 with respect to the acquisition of 7,800 BUCs on October 7, 2008 by a self-employment retirement trust maintained by Dr. Yanney.  The reports on Form 4 for this transaction were filed on March 9, 2009.

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

Name	Number of BUCs Beneficially Owned	Percent of Class
Michael B. Yanney, Chairman Emeritus and Manager of Burlington	300,300(1)	2.2%
Lisa Y. Roskens, Chairman, President, Chief Executive Officer and Manager of Burlington	280,000(2)	2.1%
Michael J. Draper, Chief Financial Officer of Burlington	2,000	*
Mariann Byerwalter, Manager of Burlington	0	—
Dr. William S. Carter, Manager of Burlington	0	—
Patrick J. Jung, Manager of Burlington	0	—
George H. Krauss, Manager of Burlington	0	—
Dr. Martin A. Massengale, Manager of Burlington	0	—
Dr. Gail Walling Yanney, Manager of Burlington	300,300(3)	2.2%
Clayton K. Yeutter, Manager of Burlington		—
All current executive officers and Managers of Burlington as a group (10 persons)	302,300	2.2%
______________
*  denotes ownership of less than 1%.

(1) Consists of 12,500 BUCs held by Mr. Yanney’s spouse, Dr. Gail Walling Yanney, 7,800 BUCs owned in a self-employment retirement trust established by his spouse, and 280,000 BUCs held by Burlington.  Mr. Yanney has a beneficial ownership interest in, and is a manager and Chairman Emeritus of, Burlington and is deemed to have a pecuniary interest in the BUCs owned by it due to his ownership interest in Burlington.
(2) Consists of 280,000 BUCs held by the Burlington.  Ms. Roskens has a beneficial ownership interest in, and is a manager, Chairman, President, and Chief Executive Officer of, Burlington and is deemed to have a pecuniary interest in the BUCs owned by it due to her ownership interest in Burlington.
(3) Consists of 12,500 BUCs held directly by Dr. Yanney, 7,800 BUCs owned in a self-employment retirement trust established by Dr. Yanney and 280,000 BUCs held by Burlington.  Dr. Yanney has a beneficial ownership interest in, and is a manager of, Burlington and is deemed to have a pecuniary interest in the BUCs owned by it due to her ownership interest in Burlington.

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

10(a)  Series Trust Agreement for Austin Trust, Series 10000, by and between Bank of America, National Association, as trustor, and Deutsche Bank Trust Company Americas, as trustee and tender agent, dated as of July 3, 2008 (incorporated herein by reference to Exhibit 10(c) to Form 10-Q (No. 000-24843) filed by the Company on August 8, 2008)

10(b)  Series Trust Agreement for Austin Trust, Series 10001, by and between Bank of America, National Association, as trustor, and Deutsche Bank Trust Company Americas, as trustee and tender agent, dated as of July 3, 2008 (incorporated herein by reference to Exhibit 10(d) to Form 10-Q (No. 000-24843) filed by the Company on August 8, 2008)

10(c)  Series Trust Agreement for Austin Trust, Series 10002, by and between Bank of America, National Association, as trustor, and Deutsche Bank Trust Company Americas, as trustee and tender agent, dated as of July 3, 2008 (incorporated herein by reference to Exhibit 10(e) to Form 10-Q (No. 000-24843) filed by the Company on August 8, 2008)

10(d)  Series Trust Agreement for Austin Trust, Series 10003, by and between Bank of America, National Association, as trustor, and Deutsche Bank Trust Company Americas, as trustee and tender agent, dated as of July 3, 2008 (incorporated herein by reference to Exhibit 10(f) to Form 10-Q (No. 000-24843) filed by the Company on August 8, 2008)

10(e)  Interest Rate Cap Transaction Confirmation letter, dated July 7, 2008, between the Registrant and U.S. Bank, N.A. (incorporated herein by reference to Exhibit 10(g) to Form 10-Q (No. 000-24843) filed by the Company on August 8, 2008)

23.1  Consent of Deloitte & Touche LLP. (incorporated herein by reference to Exhibit 23.1 to Form 10-K (No. 000-24843) filed by the Company on March 4, 2009)

23.2  Consent of Katz, Sapper & Miller, LLP (incorporated herein by reference to Exhibit 23.2 to Form 10-K (No. 000-24843) filed by the Company on March 4, 2009)

23.3  Consent of Katz, Sapper & Miller, LLP (incorporated herein by reference to Exhibit 23.3 to Form 10-K (No. 000-24843) filed by the Company on March 4, 2009)

24.  Powers of Attorney. (incorporated herein by reference to Exhibit 24 to Form 10-K (No. 000-24843) filed by the Company on March 4, 2009)

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

By America First Capital Associates
Limited Partnership Two,
General Partner of the Partnership

By The Burlington Capital Group LLC,
General Partner of
America First Capital Associates
Limited Partnership Two

Date:  March 9, 2009                                        By   /s/ Lisa Y. Roskens
Lisa Y. Roskens, Chief Executive Officer