Form 10-Q
period 2009-03-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2009-05-11
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES  ☐  NO  ☐

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

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1A	Risk Factors	30
Item 6	Exhibits	30

SIGNATURES	31

Forward-Looking Statements

This report (including, but not limited to, the information contained in “Management's Discussion and Analysis of Financial Condition and Results of Operations") contains forward-looking statements that reflect management's current beliefs and estimates of future economic circumstances, industry conditions, the Company's performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Company and the investments it has made constitute forward-looking statements. Beneficial Unit Certificate (“BUC”) holders and others should understand that these forward-looking statements are subject to numerous risks and uncertainties and a number of factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. These factors include general economic and business conditions such as the availability and credit worthiness of prospective tenants, lease rents, operating expenses, the terms and availability of financing for properties financed by the tax-exempt mortgage revenue bonds owned by the Partnership, adverse changes in the real estate markets from governmental or legislative forces, lack of availability and credit worthiness of counterparties to finance future acquisitions and interest rate fluctuations and other items discussed under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in Item 1A of Part II of this report.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2009	2008
Assets
Cash and cash equivalents	$11,457,659	$7,196,274
Restricted cash	36,533,465	12,848,614
Interest receivable	1,141,623	769,201
Tax-exempt mortgage revenue bonds, at fair value	48,308,320	44,492,526
Real estate assets:
Land	12,519,551	10,774,790
Buildings and improvements	92,172,466	86,903,743
Real estate assets before accumulated depreciation	104,692,017	97,678,533
Accumulated depreciation	(18,478,464)	(17,499,670)
Net real estate assets	86,213,553	80,178,863
Other assets	4,195,104	4,263,937
Assets of discontinued operations	-	8,113,861
Total Assets	$187,849,724	$157,863,276

Liabilities
Accounts payable, accrued expenses and other liabilities	$3,415,697	$3,380,666
Distribution payable	2,432,327	2,432,327
Debt financing	76,565,237	56,981,577
Mortgages payable	37,372,130	30,908,790
Liabilities of discontinued operations	-	23,264,589
Total Liabilities	119,785,391	116,967,949

Commitments and Contingencies (Note 12)

Partners' Capital
General partner	873,352	261,785
Beneficial Unit Certificate holders	96,288,920	93,277,480
Unallocated deficit of variable interest entities	(29,168,124)	(52,711,654)
Total Partners' Capital	67,994,148	40,827,611
Noncontrolling interest (Note 13)	70,185	67,716
Total Capital	68,064,333	40,895,327
Total Liabilities and Capital	$187,849,724	$157,863,276

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended,
	March 31, 2009	March 31, 2008
Revenues:
Property revenues	$3,751,243	$3,313,395
Mortgage revenue bond investment income	948,344	1,208,564
Other interest income	34,015	24,430
Gain on sale of securities	-	3,704
Total Revenues	4,733,602	4,550,093
Expenses:
Real estate operating (exclusive of items shown below)	2,360,643	1,959,162
Depreciation and amortization	1,580,872	1,184,524
Interest	1,190,869	1,158,441
General and administrative	576,762	431,066
Total Expenses	5,709,146	4,733,193
Loss from continuing operations	(975,544)	(183,100)
Income from discontinued operations (including gain on bond redemption of $26,514,809 in 2009)	26,734,754	193,757
Net income	25,759,210	10,657
Less: net loss attributable to noncontrolling interest	3,860	2,745
Net income - America First Tax Exempt Investors, L. P.	$25,763,070	$13,402

Net income allocated to:
General Partner	574,090	6,662
BUC holders	1,645,450	659,523
Unallocated gain (loss) of variable interest entities	23,543,530	(652,783)
Noncontrolling interest	(3,860)	(2,745)
	$25,759,210	$10,657

Limited partners' interest in net income per unit (basic and diluted):
Income from continuing operations	$0.12	$0.05
Income from discontinued operations	-	-
Net income, basic and diluted, per unit	$0.12	$0.05

Weighted average number of units outstanding,
basic and diluted	13,512,928	13,512,928

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

		Beneficial Unit Certificate holders		Unallocated			Accumulated Other Comprehensive
				deficit of
	General			variable interest	Noncontrolling
	Partner	# of Units	Amount	entities	Interest	Total	Income (Loss)
Balance at January 1, 2009	$261,785	13,512,928	$93,277,480	$(52,711,654)	$67,716	$40,895,327	$(16,857,807)
Comprehensive income (loss):
Noncontrolling interest contribution					6,329	6,329
Net income (loss)	574,090	-	1,645,450	23,543,530	(3,860)	25,759,210	-
Unrealized gain on securities	38,358	-	3,797,436	-	-	3,835,794	3,835,794
Total comprehensive income (loss)						29,601,333
Distributions paid or accrued	(608,082)	-	(1,824,245)	-	-	(2,432,327)	-
Reclassification of Tier II income	607,201	-	(607,201)	-	-	-	-
Balance at March 31, 2009	$873,352	13,512,928	$96,288,920	$(29,168,124)	$70,185	$68,064,333	$(13,022,013)

		Beneficial Unit Certificate holders		Unallocated			Accumulated Other Comprehensive
				deficit of
	General			variable interest	Noncontrolling
	Partner	# of Units	Amount	entities	Interest	Total	Income (Loss)
Balance at January 1, 2008	$348,913	13,512,928	$112,880,314	$(48,954,760)	$48,756	$64,323,223	$(3,581,844)
Comprehensive income (loss):
Net income (loss)	6,662	-	659,523	(652,783)	(2,745)	10,657	-
Unrealized loss on securities	(52,131)	-	(5,160,934)	-	-	(5,213,065)	(5,213,065)
Total comprehensive income (loss)						(5,202,408)
Distributions paid or accrued	(18,427)	-	(1,824,245)	-	-	(1,842,672)	-
Balance at March 31, 2008	$285,017	13,512,928	$106,554,658	$(49,607,543)	$46,011	$57,278,143	$(8,794,909)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net income	$25,759,210	$10,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,580,872	1,351,431
Non-cash loss on derivatives	453,366	183,191
Gain on sale of securities	-	(3,704)
Gain on sale of discontinued operations	(26,514,809)	-
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(372,422)	(242,145)
Increase in other assets	(527,907)	(474,407)
Decrease in accounts payable, accrued expenses and other liabilities	(1,287,916)	(481,818)
Net cash (used) provided by operating activities	(909,606)	343,205
Cash flows from investing activities:
Proceeds from the sale of tax-exempt mortgage revenue bonds	-	3,433,635
Proceeds from sale of discontinued operations	32,000,000	-
Acquisition of tax-exempt mortgage revenue bonds	-	(12,435,000)
Increase in restricted cash	(189,709)	(908,867)
Restricted cash - debt collateral	(23,552,000)	-
Capital expenditures	(178,536)	(150,782)
Acquisition of partnerships, net of cash acquired	(729,964)	-
Principal payments received on tax-exempt mortgage revenue bonds	20,000	15,000
Principal payments received on taxable loans	-	100,000
Net cash provided (used) by investing activities	7,369,791	(9,946,014)
Cash flows from financing activities:
Distributions paid	(2,432,327)	(2,432,327)
Derivative settlements	(84,388)	(12,194)
Increase in liabilities related to restricted cash	189,709	908,867
Principal payments on debt financing and mortgage payable	(36,660)	-
Net cash used by financing activities	(2,363,666)	(1,535,654)
Net increase (decrease) in cash and cash equivalents	4,096,519	(11,138,463)
Cash and cash equivalents at beginning of period, including cash and cash equivalents of discontinued operations of $164,866 and $145,278, respectively	7,361,140	14,821,946

Cash and cash equivalents at end of period, including cash and cash equivalents of discontinued operations of $0 and $244,434, respectively	$11,457,659	$3,683,483
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,048,282	$457,281
Capital expenditures financed through accounts payable	$-	$64,066
Liabilites assumed in the acquisition of partnerships	$6,506,329	$-
Distributions declared but not paid	$2,432,327	$1,842,672

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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

Recent economic conditions have been unprecedented and challenging, with significantly tighter credit conditions and slower growth expected for 2009.  As a result of these conditions, the cost and availability of credit has been, and may continue to be, adversely affected in all markets in which we operate. Concern about the stability of the markets generally, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce, and in some cases, cease to provide, funding to borrowers. If these market and economic conditions continue, they may limit the Partnership’s ability to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on the Partnership’s financial condition and results of operations.

Although the consequences of these conditions and their impact on the Partnership’s ability to pursue its plan to grow through investments in additional tax-exempt bonds secured by first mortgages on affordable multifamily housing projects are not fully known, the Partnership does not anticipate that its existing assets will be adversely affected in the long-term.  The Partnership believes the current tightening of credit may create opportunities for additional investments consistent with its investment strategy because it may result in fewer parties competing to acquire tax-exempt bonds issued to finance affordable housing.  There can be no assurance that the Partnership will be able to finance additional acquisitions of tax-exempt bonds through either additional equity or debt financing.  If uncertainties in these markets continue, the markets deteriorate further or the Partnership experiences further deterioration in the values of its investment portfolio, the Partnership may incur impairments to its investment portfolio which could negatively impact the its financial statements.

The consolidated financial statements of the “Company” reported in this Form 10-Q include the assets and results of operations of the Partnership, the multifamily apartment properties (the “MF Properties”) owned by various limited partnerships in which one of the Partnership’s wholly-owned subsidiaries (each a “Holding Company”) holds a 99% limited partner interest and five other entities in which the Partnership does not hold an ownership interest but which own multifamily apartment properties financed with tax-exempt bonds held by the Partnership and which are treated as variable interest entities of which the Partnership has been determined to be the primary beneficiary (the “VIEs”). Stand alone financial information of the Partnership reported in this Form 10-Q includes only the assets and results of operation of the Partnership and the MF Properties without the consolidation of the VIEs.  In the Company’s consolidated financial statements, all transactions and accounts between the Partnership, the MF Properties and the VIEs have been eliminated in consolidation.  The Partnership does not presently believe that the consolidation of VIEs for reporting under accounting principles generally accepted in the United States of America (“GAAP”) will impact the Partnership’s tax status, amounts reported to Beneficial Unit Certificate (“BUC”) holders on IRS Form K-1, the Partnership’s ability to distribute tax-exempt income to BUC holders, the current level of quarterly distributions or the tax-exempt status of the underlying mortgage revenue bonds.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The accompanying interim unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. These condensed consolidated financial statements and notes have been prepared consistently with the 2008 Form 10-K with the exception of the reclassification of certain prior-year amounts on the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Partners’ Capital and Comprehensive Income (Loss) and Condensed Consolidated Statements of Cash Flows in accordance with the Company’s adoption of SFAS No. 160 (see Note 13) on January 1, 2009, which required retrospective application.  In the opinion of management, all normal and recurring adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2009, and the results of operations for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

The Agreement of Limited Partnership also allows the General Partner to withhold, from time to time, Interest Income and Residual Proceeds and to place these amounts into a reserve to provide funding for working capital or additional investments.  In 2005, the General Partner placed Net Residual Proceeds representing contingent interest of approximately $10.9 million into the reserve.  If and when the General Partner determines that this contingent interest is no longer to be held in reserve and is to be distributed, it is anticipated that it will be distributed as Net Residual Proceeds (Tier 2) as defined in the Agreement of Limited Partnership.  As such, these funds will be distributed 75% to the BUC holders and 25% to the General Partner.  On March 31, 2009, the General Partner determined that approximately $2.4 million of the Net Residual Proceeds previously placed in reserve were no longer to be held in reserve and would be distributed as Net Residual Proceeds (Tier 2).  Accordingly, an entry has been recorded in the Company’s consolidated financial statements to allocate such Net Residual Proceeds 75% to the BUC holders and 25% to the General Partner in preparation for such distribution.  As of March 31, 2009, approximately $2.3 million representing Tier 2 income has not been distributed and remains in the reserve.

The unallocated deficit of the VIEs is primarily comprised of the accumulated historical net losses of the VIEs as of the implementation of Consolidation of Variable Interest Entities, (“FIN 46R”).  The unallocated deficit of the VIEs and the VIE’s net losses subsequent to that date are not allocated to the General Partner and BUC holders as such activity is not contemplated by, or addressed in, the Agreement of Limited Partnership.

3.  Variable Interest Entities

The Partnership operates for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. Each multifamily property financed with tax-exempt mortgage bonds held by the Partnership is owned by a separate entity.  The Partnership does not hold an equity ownership interest in any of these entities; however, the bonds held by the Partnership create a variable interest in the entities.  Under FIN 46R, the Partnership must make an evaluation of these entities to determine if they meet the definition of a VIE.  If the underlying entity is determined to be a VIE, the Partnership must then determine if it is the primary beneficiary of the VIE pursuant to the terms of each tax-exempt mortgage revenue bond and the criteria within FIN 46R.  FIN 46R is a complex standard that requires significant analysis and judgment.

The Partnership has determined that five of the entities financed by tax-exempt bonds owned by the Partnership at March 31, 2009 are held by VIEs and that the Partnership is the primary beneficiary of these VIEs.  The Partnership determined that eight of the entities financed by tax-exempt bonds owned by the Partnership at December 31, 2008 were held by VIEs and that the Partnership was the primary beneficiary of these VIEs.  As of December 31, 2008, five of these consolidated VIEs are included in the results from continuing operations while three are presented as discontinued operations.

In February 2009, the three tax-exempt mortgage revenue bonds secured by assets of the VIEs presented as discontinued operations as of December 31, 2008, were redeemed.  In order to properly reflect the transaction under FIN 46R, the Company recorded the redemption of the bonds as a sale of the properties as though they were owned by the Company.  The transaction was completed for a total purchase price of $32.0 million resulting in a gain on sale for GAAP reporting of approximately $26.5 million.  The redemption of the bonds did not result in a taxable gain to the Partnership.  The redeemed bonds were collateral on the Company’s tender option bond credit facility (“TOB facility”) agreement with Bank of America.  As of March 31, 2009, the Company has placed on deposit with Bank of America $23.6 million in restricted cash as replacement collateral.  Such funds on deposit may be used to reduce the amount of debt outstanding on the TOB facility.

On a stand-alone basis, the Partnership received approximately $30.9 million of net proceeds from the bond redemption.  These proceeds represent the repayment of the bond par values plus accrued base interest and approximately $2.3 million of contingent interest.  The contingent interest represents additional earnings to the Partnership beyond the recurring base interest earned on these bonds.  The contingent interest also represents additional Cash Available for Distribution to the BUC holders of approximately $1.7 million, or $0.13 per unit.

The consolidated financial statements of the Company include the assets, liabilities and results of operation of the Partnership and the VIEs.  Financial information of the Partnership, on a stand-alone basis, includes only the assets, liabilities and results of operations of the Partnership and the MF Properties without the impact of the consolidation of the VIEs.  In the Company’s consolidated financial statements, all transactions and accounts between the Partnership, the MF Properties and the VIEs have been eliminated.

The following tables present the effects of the consolidation of the VIEs on the Company’s Condensed Consolidated Balance Sheets and Condensed Statements of Operations.

Condensed Consolidating Balance Sheets as of March 31, 2009 and December 31, 2008:

	Partnership as of March 31, 2009	VIEs as of March 31, 2009	Consolidation-Elimination as of March 31, 2009	Total as of March 31, 2009
Assets
Cash and cash equivalents	$11,359,277	$98,382	$-	$11,457,659
Restricted cash	33,839,650	2,693,815	-	36,533,465
Interest receivable	5,275,484	-	(4,133,861)	1,141,623
Tax-exempt mortgage revenue bonds	94,561,074	-	(46,252,754)	48,308,320
Real estate assets:
Land	6,736,351	5,783,200	-	12,519,551
Buildings and improvements	37,059,526	55,112,940	-	92,172,466
Real estate assets before accumulated depreciation	43,795,877	60,896,140	-	104,692,017
Accumulated depreciation	(1,920,273)	(16,558,191)	-	(18,478,464)
Net real estate assets	41,875,604	44,337,949	-	86,213,553
Other assets	15,842,182	1,307,025	(12,954,103)	4,195,104
Assets of discontinued operations	-	-	-	-
Total Assets	$202,753,271	$48,437,171	$(63,340,718)	$187,849,724

Liabilities
Accounts payable, accrued expenses and other	$1,753,190	$32,954,990	$(31,292,483)	$3,415,697
Distribution payable	2,432,327	-	-	2,432,327
Debt financing	76,565,237	-	-	76,565,237
Mortgage payable	37,372,130	51,670,000	(51,670,000)	37,372,130
Liabilities of discontinued operations	-	-	-	-
Total Liabilities	118,122,884	84,624,990	(82,962,483)	119,785,391
Partners' Capital
General Partner	873,352	-	-	873,352
Beneficial Unit Certificate holders	83,686,850	-	12,602,070	96,288,920
Unallocated deficit of variable interest entities	-	(36,187,819)	7,019,695	(29,168,124)
Total Partners' Capital	84,560,202	(36,187,819)	19,621,765	67,994,148
Noncontrolling interest	70,185	-	-	70,185
Total Capital	84,630,387	(36,187,819)	19,621,765	68,064,333
Total Liabilities and Partners' Capital	$202,753,271	$48,437,171	$(63,340,718)	$187,849,724

	Partnership as of December 31, 2008	VIEs as of December 31, 2008	Consolidation-Elimination as of December 31, 2008	Total as of December 31, 2008
Assets
Cash and cash equivalents	$7,068,297	$127,977	$-	$7,196,274
Restricted cash	10,836,084	2,012,530	-	12,848,614
Interest receivable	4,249,760	-	(3,480,559)	769,201
Tax-exempt mortgage revenue bonds	112,991,268	-	(68,498,742)	44,492,526
Real estate assets:
Land	4,991,590	5,783,200	-	10,774,790
Buildings and improvements	31,877,661	55,026,082	-	86,903,743
Real estate assets before accumulated depreciation	36,869,251	60,809,282	-	97,678,533
Accumulated depreciation	(1,519,845)	(15,979,825)	-	(17,499,670)
Net real estate assets	35,349,406	44,829,457	-	80,178,863
Other assets	16,332,459	1,383,674	(13,452,196)	4,263,937
Assets of discontinued operations	-	8,113,861	-	8,113,861
Total Assets	$186,827,274	$56,467,499	$(85,431,497)	$157,863,276

Liabilities and Owners' Equity
Accounts payable, accrued expenses and other	$1,571,177	$31,565,556	$(29,756,067)	$3,380,666
Distribution Payable	2,432,327	-	-	2,432,327
Debt financing	76,565,237	-	(19,583,660)	56,981,577
Mortgage payable	30,908,790	51,670,000	(51,670,000)	30,908,790
Liabilities of discontinued operations	-	42,900,305	(19,635,716)	23,264,589
Total Liabilities	111,477,531	126,135,861	(120,645,443)	116,967,949
Partners' Capital
General Partner	261,785	-	-	261,785
Beneficial Unit Certificate holders	75,020,242	-	18,257,238	93,277,480
Unallocated deficit of variable interest entities	-	(69,668,362)	16,956,708	(52,711,654)
Total Partners' Capital	75,282,027	(69,668,362)	35,213,946	40,827,611
Noncontrolling interest	67,716	-	-	67,716
Total Capital	75,349,743	(69,668,362)	35,213,946	40,895,327
Total Liabilities and Partners' Capital	$186,827,274	$56,467,499	$(85,431,497)	$157,863,276

Condensed Consolidating Statements of Operations for the three months ended March 31, 2009 and 2008:

	Partnership	VIEs	Consolidation-Elimination For the Three Months Ended	Total
	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	Mar. 31, 2009	Mar. 31, 2009	Mar. 31, 2009	Mar. 31, 2009
Revenues:
Property revenues	$1,631,698	$2,119,545	$-	$3,751,243
Mortgage revenue bond investment income	4,643,013	-	(3,694,669)	948,344
Other interest income	34,015	-	-	34,015
Gain on sale of securities	(127,495)	-	127,495	-
Total Revenues	$6,181,231	$2,119,545	$(3,567,174)	$4,733,602
Expenses:
Real estate operating (exclusive of items shown below)	1,035,657	1,324,986	-	2,360,643
Loan loss expense	74,999	-	(74,999)	-
Depreciation and amortization	1,005,711	589,615	(14,454)	1,580,872
Interest	1,272,422	1,510,844	(1,592,397)	1,190,869
General and administrative	576,762	-	-	576,762
Total Expenses	$3,965,551	$3,425,445	$(1,681,850)	$5,709,146
Income (loss) from continuing operations	2,215,680	(1,305,900)	(1,885,324)	(975,544)
Income (loss) from discontinued operations	-	34,786,444	(8,051,690)	26,734,754
Net income (loss)	$2,215,680	$33,480,544	$(9,937,014)	$25,759,210
Less: net loss attributable to noncontrolling interest	3,860	-	-	3,860
Net income (loss) - America First Tax Exempt Investors, L. P.	$2,219,540	$33,480,544	$(9,937,014)	$25,763,070
	Partnership	VIEs	Consolidation-Elimination For the Three Months Ended	Total
	For the Three	For the Three		For the Three
	Months Ended	Months Ended		Months Ended
	Mar. 31, 2008	Mar. 31, 2008	Mar. 31, 2008	Mar. 31, 2008
Revenues:
Property revenues	$1,093,036	$2,220,359	$-	$3,313,395
Mortgage revenue bond investment income	2,636,138	-	(1,427,574)	1,208,564
Other interest income	24,430	-	-	24,430
Gain on the sale of securities	3,704	-	-	3,704
Total Revenues	$3,757,308	$2,220,359	$(1,427,574)	$4,550,093
Expenses:
Real estate operating (exclusive of items shown below)	509,049	1,450,113	-	1,959,162
Depreciation and amortization	630,198	571,086	(16,760)	1,184,524
Interest	1,523,555	1,467,861	(1,832,975)	1,158,441
General and administrative	431,066	-	-	431,066
Total Expenses	$3,093,868	$3,489,060	$(1,849,735)	$4,733,193
Income (loss) from continuing operations	663,440	(1,268,701)	422,161	(183,100)
Income (loss) from discontinued operations	-	(226,609)	420,366	193,757
Net income (loss)	$663,440	$(1,495,310)	$842,527	$10,657
Less: net loss attributable to noncontrolling interest	2,745	-	-	2,745
Net income (loss) - America First Tax Exempt Investors, L. P.	$666,185	$(1,495,310)	$842,527	$13,402

4.  Investments in Tax-Exempt Bonds

The tax-exempt mortgage revenue bonds owned by the Company have been issued to provide construction and/or permanent financing of multifamily residential properties. The Company had the following investments in tax-exempt mortgage revenue bonds as of dates shown:

	March 31, 2009
Description of Tax-Exempt		Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	Cost	Gain	Loss	Fair Value

Clarkson College	$5,998,333	$-	$(925,674)	$5,072,659
Bella Vista	6,785,000	-	(1,384,276)	5,400,724
Woodland Park	15,715,000	-	(3,438,442)	12,276,558
Gardens of DeCordova	4,870,000	-	(1,179,173)	3,690,827
Gardens of Weatherford	4,702,000	-	(1,138,495)	3,563,505
Runnymede Apartments	10,825,000	-	(2,199,748)	8,625,252
Bridle Ridge Apartments	7,885,000	-	(1,721,217)	6,163,783
Woodlynn Village	4,550,000	-	(1,034,988)	3,515,012
	$61,330,333	$-	$(13,022,013)	$48,308,320

	December 31, 2008
Description of Tax-Exempt		Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	Cost	Gain	Loss	Fair Value

Clarkson College	$6,018,333	$-	$(1,241,441)	$4,776,892
Bella Vista	6,785,000	-	(1,821,433)	4,963,567
Woodland Park	15,715,000	-	(4,507,533)	11,207,467
Gardens of DeCordova	4,870,000	-	(1,493,142)	3,376,858
Gardens of Weatherford	4,702,000	-	(1,566,989)	3,135,011
Runnymede Apartments	10,825,000	-	(2,902,074)	7,922,926
Bridle Ridge Apartments	7,885,000	-	(2,047,419)	5,837,581
Woodlynn Village	4,550,000	-	(1,277,776)	3,272,224
	$61,350,333	$-	$(16,857,807)	$44,492,526

Valuation - As all of the Company’s investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  Due to the limited market for the tax-exempt bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the bonds.  There is no active trading market for the bonds and price quotes for the bonds are not generally available.  As of March 31, 2009 and December 31, 2008, all of the Company’s tax-exempt mortgage revenue bonds were valued using discounted cash flow and yield to maturity analyses performed by management.  Management’s valuation encompasses judgment in its application.  The key assumption in management’s yield to maturity analysis is the range of effective yields on the individual bonds.  At March 31, 2009, the range of effective yields on the individual bonds was 7.7% to 8.05%.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these bonds.  Assuming an immediate 10 percent adverse change in the key assumption, the effective yields on the individual bonds would increase to a range of 8.5% to 8.85% and would result in additional unrealized losses on the bond portfolio of approximately $1.2 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  Pricing services, broker quotes and management’s analyses provide indicative pricing only.

Unrealized gains or losses on these tax-exempt bonds are recorded in accumulated other comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. As of March 31, 2009, all of the current bond investments have been in an unrealized loss position for greater than twelve months.  The current unrealized losses on the bonds are not considered to be other-than-temporary because the Company has the intent and ability to hold these securities until their value recovers or until maturity, if necessary. The unrealized gain or loss will continue to fluctuate each reporting period based on the market conditions and present value of the expected cash flow.

In general, credit and capital markets have deteriorated over the past 12 to 18 months.  The deterioration has negatively impacted the fair value of the bonds over that same time period.  Although valuations have improved in the first quarter, if uncertainties in these markets continue, the markets deteriorate further or the Company experiences further deterioration in the values of its investment portfolio, or if the Company’s intent and ability to hold certain bonds changes, the Company may recognize impairments to its investment portfolio through earnings which would negatively impact the Company’s results of operations.

In April 2009, the Company acquired the Cross Creek Apartments tax-exempt mortgage revenue bond and a construction loan for $6.6 million which represented 100% of the bond issuance and outstanding construction loans.  The bond par value is $8.85 million and the bond earns interest at an annual rate of 6.15% with semi-annual interest payments and a stated maturity date of March 1, 2049.  The bond was issued for the construction of the Cross Creek Apartments, a 144 unit multifamily apartment complex located in Beaufort, South Carolina.  At the time of acquisition the bonds were in technical default as the property construction was not completed, the property had not reached stabilization and the property was not current on debt service.  The Company expects to make a taxable loan to the property owner to allow for the completion of construction, lease up and stabilization of the property and the payment of bond debt service.  America First Property Management Company, LLC (“Properties Management”), an affiliate of AFCA 2, has been retained to manage the property and will begin marketing and leasing activities for the property in the second quarter of 2009.  The Company is currently evaluating whether the underlying entity that owns the Cross Creek Apartments meets the definition of a VIE and accordingly, whether its financial statements are to be consolidated into the Company’s consolidated financial statements under FIN 46R.

In April 2009, the Company acquired the Series A and B Oak Grove Commons Apartments tax-exempt mortgage revenue bonds for $2.5 million which represented 100% of the bond issuance.  Both the Series A and B bonds earn interest at an annual rate of 7.0% with semi-annual interest payments and stated maturity dates of December 1, 2041.  The Series A bond par value is $5.6 million and the Series B bond par value is $1.4 million.  The bonds were issued for the construction of the Oak Grove Commons Apartments, a 168 unit multifamily apartment complex located in Conway, Arkansas.  At the time of acquisition the bonds were in technical default as the property had not reached stabilization and was not current on debt service.  The Company expects to make a taxable loan to the property owner to allow for the continued lease up and stabilization of the property and the payment of bond debt service.  Properties Management has been retained to manage the property and will begin marketing and leasing activities for the property in the second quarter of 2009.  The Company is currently evaluating whether the underlying entity that owns the Oak Grove Commons Apartments meets the definition of a VIE and accordingly, whether its financial statements are to be consolidated into the Company’s consolidated financial statements under FIN 46R.

During the first quarter of 2009 the Company made a taxable loan to the owners of The Gardens of Weatherford Apartments of approximately $141,000 to help fund final construction activities and current bond debt service reserves through construction completion and property stabilization.  The Gardens of Weatherford Apartments is currently under construction in Weatherford, Texas and will contain 76 units upon completion.  The estimated final completion date is December 2009 with some units available for rent in July 2009.  The developer and principals have guaranteed completion and stabilization of the project.  The general contractor has a guaranteed maximum price contract and payment and performance bonds are in place.

In June 2007, the Company acquired bonds with a combined face value of $5.9 million, the proceeds of which were to be used to finance the construction of a 72 unit multifamily apartment complex in Gardner, Kansas known as Prairiebrook Village.  These bonds are in default due to the inability of the developer to complete construction of the project.  As a result, the bond trustee filed a petition of foreclosure on the mortgage securing the bonds in May 2008.  In October 2008, the Company received approximately $4.5 million from the trustee representing unused bond proceeds.  Currently the land owned by the project is being held for sale by the bond trustee.  Upon the sale of the land the Company intends to pursue its remedies against the project developer on its guarantees.  The Company has recorded a receivable of $1.3 million which is included in Other Assets on the Condensed Consolidated Balance Sheet.

5.  Real Estate Assets

To facilitate its investment strategy of acquiring additional tax-exempt mortgage bonds secured by multifamily apartment properties (“MF Properties”), the Partnership has caused its various Holding Companies to acquire 99% limited partner positions in the nine limited partnerships that own the MF Properties.  The general partners of these partnerships are unaffiliated parties and their 1% ownership interest in these limited partnerships is reflected in the Company’s consolidated financial statements as non-controlling interests.  The Partnership expects to ultimately restructure the property ownership through a sale of the MF Properties and a syndication of the associated low income housing tax credits (“LIHTCs”).  The Partnership expects to provide the tax-exempt mortgage revenue bonds to the new property owners as part of the restructuring.  Such restructurings will generally be expected to be initiated within 36 months of the initial investment in an MF Property and will often coincide with the expiration of the compliance period relating to LIHTCs previously issued with respect to the MF Property.  Current credit markets and general economic issues have had a significant negative impact on these types of transactions.  At this time very few LIHTC syndication and tax-exempt bond financing transactions are being completed.  Management believes that these types of transactions represent a long-term market opportunity for the Company and provide a significant future bond investment pipeline when the market for LIHTC syndications strengthens.  Until such a restructuring occurs the operations of the properties owned by the limited partnerships are consolidated with the Partnership.  The Partnership will not acquire LIHTCs in connection with these transactions.

At March 31, 2009, the Partnership held an interest in nine MF Properties containing 964 rental units, of which four are located in Ohio, two are located in Kentucky, one is located in Virginia, one is located in Georgia, and one in North Carolina.

The ninth MF Property, Greens of Pine Glen Limited Partnership (“Greens”), which is located in North Carolina, was acquired in February 2009, for a $7.0 million purchase price.  The Company incurred transaction expenses of approximately $165,000 which were expensed based on the Company’s adoption of SFAS No. 141R on January 1, 2009. As a result, the financial statements of this property have been consolidated with those of the Partnership since that time.  The Company has preliminarily allocated $6.8 million of the purchase price to real estate assets.  The purchase price was funded through an assumed mortgage loan of $6.5 million and cash on hand. The unpaid balance of the note bears a 7% annual interest rate payable monthly.  The initial maturity date of the loan is September 2010 at which time the borrower has an option to extend the note for 18 months.

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

6.  Discontinued Operations and Assets Held for Sale

In February 2009, the tax-exempt mortgage revenue bonds secured by Ashley Pointe at Eagle Crest in Evansville, Indiana, Woodbridge Apartment of Bloomington III in Bloomington, Indiana, and Woodbridge Apartments of Louisville II in Louisville, Kentucky were redeemed.  The properties financed by these redeemed mortgage revenue bonds were required to be consolidated into the Company’s financial statements as VIEs under FIN 46R.  During the fourth quarter of 2008, these VIEs met the criteria for discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS No. 144”), and they were classified as such in the consolidated financial statements for all periods presented. In order to properly reflect the transaction under FIN 46R, the Company recorded the redemption of the bonds as a sale of the properties as though they were owned by the Company.  The transaction was completed for a total purchase price of $32.0 million resulting in a gain on sale for GAAP reporting to the Company of approximately $26.5 million.  The redemption of the bonds did not result in a taxable gain to the Partnership.  The redeemed bonds were collateral on the Company’s TOB facility.  As of the closing date of the redemption, the Company placed on deposit with Bank of America $23.6 million as replacement collateral.  Such funds on deposit may be used to reduce the amount of debt outstanding on the TOB facility.

As of December 31, 2008, $19.6 million of the total outstanding debt related to the Company’s bond portfolio was allocated to discontinued operations.   Interest expense was allocated to discontinued operations based on the historical effective rate of the Company’s debt financing applied to the debt financing allocated to discontinued operations.  The Company allocated to discontinued operations interest expense of $81,500 and $365,000 for the three months ended March 31, 2009 and 2008, respectively.

The following presents the components of the assets and liabilities of discontinued operations as of March 31, 2009 and December 31, 2008 and the revenues, expenses and income from discontinued operations, excluding the gain on sale of $26.5 million, for the three months ended March 31, 2009 and 2008.

	Mar. 31, 2009	Dec. 31, 2008
Cash and cash equivalents	$-	$164,861
Restricted cash	-	322,560
Land	-	1,497,355
Buildings and improvements	-	23,696,355
Real estate assets before accumulated depreciation	-	25,193,710
Accumulated depreciation	-	(17,927,345)
Net real estate assets	-	7,266,365
Other assets	-	360,075
Total assets from discontinued operations	-	8,113,861
Total liabilities of discontinued operations	-	23,264,589
Net deficits of discontinued operations	$-	$(15,150,728)

	Quarter Ended March 31,
	2009	2008
Rental Revenues	$849,366	$1,321,945
Expenses	501,926	1,128,188
Income from discontinued operations	$347,440	$193,757

7.  Debt Financing and Mortgage Payable

As of March 31, 2009, the Company had debt financing of $76.6 million secured by 14 tax-exempt mortgage revenue bonds with a total par value of $113.0 million plus approximately $27.8 million in restricted cash.  At March 31, 2009, all of the Company’s debt financing was attributable to continuing operations.  As of December 31, 2008, the Company had debt financing of $76.6 million secured by 17 tax-exempt mortgage revenue bonds with a total par value of $141.3 million plus approximately $5.0 million in restricted cash.  At December 31, 2008, three of the tax-exempt mortgage revenue bonds securing the debt financing were those of the consolidated VIEs presented as discontinued operations.  Accordingly, $19.6 million of the debt financing was classified in liabilities of discontinued operations.  The remaining $57.0 million of debt financing at December 31, 2008, was classified as continuing operations.

Historically, the Company’s long-term debt has been provided by securitization of existing tax-exempt mortgage revenue bonds through the Merrill Lynch P-Float program which was accounted for as secured borrowings.  On June 26, 2008, the Company effectively replaced the Merrill Lynch P-Float program by entering into an agreement for a new tender option bond credit facility (“TOB facility”) agreement with Bank of America.  In order to secure these obligations, the Company is required to pledge cash or certain highly-rated securities as collateral.  The Company may be required to provide additional collateral during the term of the TOB Trusts due to variations in interest rates and in the value of the collateral provided by it and of the tax-exempt mortgage revenue bonds held by the TOB Trusts.

Prior to June 26, 2008, credit rating downgrades at Merrill Lynch resulted in an increase in the Company’s cost of borrowing under the P-Float program.  For the three months ended March 31, 2009 and 2008, the Company’s average effective interest rate on the TOB facility and P-Float program was approximately 2.8% and 6.0%, respectively.

As of March 31, 2009, Mortgages Payables related to the MF Properties totaled approximately $37.4 million.  The acquisition of the Greens in February 2009 was financed with an assumed mortgage loan of $6.5 million. The unpaid balance of the note bears a 7% annual interest rate payable monthly.  The initial maturity date of the loan is September 2010 at which time the borrower has an option to extend the note for 18 months.

The Company’s aggregate borrowings as of March 31, 2009 contractually mature over the next five years and thereafter as follows:

2009	$96,555,371
2010	150,944
2011	270,646
2012	10,727,682
2013	6,232,724
Thereafter	-
Total	$113,937,367

The amounts maturing in 2009 consist of the entire balance of the TOB facility plus approximately $19.9 million of mortgages payables on MF Properties.  Subsequent to March 31, 2009, the Company received a firm commitment for a new secured credit facility from Bank of America which will refinance the current TOB facility.  The new credit facility will have a one-year term with a six-month renewal option held by the Company, an annual floating interest rate of one-month LIBOR plus 390 basis points and a loan amount of approximately $50.0 million.  The proceeds from the new credit facility plus the current cash collateral held by Bank of America for the TOB facility will be used to retire the outstanding balance on the TOB facility.  The new credit facility is expected to close before June 30, 2009.  In addition, approximately $19.9 million in outstanding mortgage financing related to the MF Properties located in Ohio and Kentucky is due in July, 2009.  This mortgage loan contains three one-year renewal options held by the borrower.  The borrower has provided the appropriate notification to the lender and intends to renew the mortgage for an additional year from the date of original maturity.  The Company also continues to explore refinancing opportunities for this mortgage loan.  While the Company expects to be able to renew or refinance current debt maturities, if the current illiquidity in the financial markets continues or further deteriorates, the counterparties on our credit facilities may be unable or unwilling to meet their commitments and our ability to renew or refinance our outstanding debt financing may be negatively affected.

8.  Transactions with Related Parties

The general partner of the Partnership, AFCA 2, is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its tax-exempt mortgage revenue bonds or other tax-exempt investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. For the three months ended March 31, 2009 and 2008, the Partnership paid administrative fees to AFCA 2 of approximately $70,500 and $92,500, respectively.  In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the tax-exempt mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these tax-exempt mortgage revenue bonds and totaled approximately $61,600 and $90,000 for the three months ended March 31, 2009 and 2008, respectively.

AFCA 2 earned mortgage placement fees in connection with the acquisition of certain tax-exempt mortgage revenue bonds.  These mortgage placement fees were paid by the owners of the respective properties and, accordingly, have not been reflected in the accompanying condensed consolidated financial statements because these properties are not considered VIEs. During the three months ended March 31, 2009 and 2008, AFCA 2 earned mortgage placement fees of approximately $91,700 and $61,250, respectively.

An affiliate of AFCA 2, America First Property Management Company, LLC (“Properties Management”), was retained to provide property management services for Ashley Square, Ashley Pointe at Eagle Crest, Iona Lakes Apartments, Bent Tree Apartments, Lake Forest Apartments, Fairmont Oaks Apartments, Eagle Ridge, Crescent Village, Meadowview, Willow Bend, Postwoods I, Postwoods II, Churchland, Glynn Place and The Greens. The management fees paid to Properties Management amounted to approximately $226,000 during the first quarter of 2009, and $180,000 during the first quarter of 2008. For the VIEs, these management fees are not Partnership expenses but are recorded by each applicable VIE entity and, accordingly, have been reflected in the accompanying consolidated financial statements. Such fees are paid out of the revenues generated by the properties owned by the VIEs prior to the payment of any interest on the tax-exempt mortgage revenue bonds and taxable loans held by the Partnership on these properties. For the MF Properties, these management fees are considered real estate operating expenses.  Additionally, Properties Management was retained to provide property management services for Clarkson College and Chandler in 2008 and Clarkson College in 2009.  The management fees paid to Properties Management by these entities amounted to approximately $6,900 and $23,000 during the first quarter of 2009 and 2008, respectively.

The shareholders of the limited-purpose corporations which own five of the apartment properties financed with tax-exempt bonds and taxable loans held by the Company are employees of The Burlington Capital Group LLC, the general partner of AFCA 2 (“Burlington”) who are not involved in the operation or management of the Company and who are not executive officers or managers of Burlington.

9.  Interest Rate Derivative Agreements

As of March 31, 2009, the Company has four derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing and mortgage payable. The terms of the derivative agreements are as follows:

		Effective Capped Rate		Maturity Date	Purchase Price
Date Purchased	Notional Amount					Counterparty

February 1, 2003	$15,000,000	2.95%	(1)	January 1, 2010	$608,000	Bank of America

June 29, 2007	$19,920,000	8.30%		July 1, 2009	$17,500	JP Morgan

July 7, 2008	$60,000,000	2.50%		August 1, 2011	$985,000	US Bank

October 29, 2008	$4,480,000	6.00%		November 1, 2011	$26,512	Bank of America

(1) The counterparty exercised the right to convert the cap into a fixed rate swap effective February 1, 2008. Under the terms of the swap arrangement, the Partnership pays a fixed rate of 2.95%.

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $453,000 and $183,000 for the three months ended March 31, 2009 and March 31, 2008, respectively.

10.  Segment Reporting

The Company consists of three reportable segments, Tax-Exempt Bond Investments, MF Properties, and VIEs.  In addition to the three reportable segments, the Company also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

Tax-Exempt Bond Investments Segment

The Tax-Exempt Bond Investments segment consists of the Company’s portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  Such tax-exempt bonds are held as long-term investments.  As of March 31, 2009, the Company held nine tax-exempt bonds (secured by eight properties) not associated with VIEs and five tax-exempt bonds associated with VIEs.  The multifamily apartment properties financed by these tax-exempt bonds contain a total of 1,137 rental units.

MF Properties Segment

The MF Properties segment consists of indirect equity interests in multifamily apartment properties which are not currently financed by tax-exempt bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring.  In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties.  The Partnership’s interests in its current MF Properties are not currently classified as Assets Held for Sale because the Partnership is not actively marketing them for sale, there is no definitive purchase agreement in existence and, therefore, no sale is expected in the next twelve months.  During the time the Partnership holds an interest in a MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.  Any such cash distribution will contribute to the Partnership’s Cash Available for Distribution (“CAD”).  As of March 31, 2009, the Company held limited partner interests in the owners of nine MF Properties containing a total of 964 rental units.

The VIE Segment

The VIE segment consists of multifamily apartment properties which are financed with tax-exempt bonds held by the Partnership, the assets, liabilities and operating results of which are consolidated with those of the Partnership as a result of FIN 46R.  The tax-exempt bonds on these VIE properties are eliminated from the Company’s financial statements as a result of such consolidation, however, such bonds are held as long-term investments by the Partnership which continues to be entitled to receive principal and interest payments on such bonds.  The Company does not actually own an equity position in the VIEs or their underlying properties.  As of March 31, 2009, the Company consolidated five VIE multifamily apartment properties containing a total of 1,144 rental units.

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

The following table details certain key financial information for the Company’s reportable segments for the three month periods ended March 31, 2009 and 2008:

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Total revenue
Tax-Exempt Bond Financing	$4,549,533	$2,664,272
MF Properties	1,631,698	1,093,036
VIEs	2,119,545	2,220,359
Consolidation/eliminations	(3,567,174)	(1,427,574)
Total revenue	$4,733,602	$4,550,093

Interest expense
Tax-Exempt Bond Financing	$1,022,620	$1,273,145
MF Properties	249,802	250,410
VIEs	1,510,844	1,467,861
Consolidation/eliminations	(1,592,397)	(1,832,975)
Total interest expense	$1,190,869	$1,158,441

Depreciation expense
Tax-Exempt Bond Financing	$-	$-
MF Properties	400,428	229,598
VIEs	578,366	557,041
Consolidation/eliminations	-	-
Total depreciation expense	$978,794	$786,639

Income (loss) from continuing operations
Tax-Exempt Bond Financing	$2,601,522	$937,890
MF Properties	(385,842)	(274,450)
VIEs	(1,305,900)	(1,268,701)
Consolidation/eliminations	(1,885,324)	422,161
Income (loss) from continuing operations	$(975,544)	$(183,100)

Net income (loss)
Tax-Exempt Bond Financing	$2,601,522	$937,890
MF Properties	(385,842)	(274,450)
VIEs	33,480,544	(1,495,310)
Consolidation/eliminations	(9,937,014)	842,527
Net income	$25,759,210	$10,657

	March 31, 2009	December 31, 2008
Total assets
Tax-Exempt Bond Financing	$147,828,540	$158,156,573
MF Properties	54,924,731	47,561,345
VIEs	48,437,171	56,467,499
Consolidation/eliminations	(63,340,718)	(104,322,141)
Total assets	$187,849,724	$157,863,276

Total partners' capital
Tax-Exempt Bond Financing	$77,541,671	$77,498,951
MF Properties	7,018,531	6,771,635
VIEs	(36,187,819)	(69,668,362)
Consolidation/eliminations	19,621,765	26,225,387
Total partners' capital	$67,994,148	$40,827,611

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

13.  Recently Issued Accounting Pronouncements

On January 1, 2009, the Company adopted SFAS No. 141R, Business Combinations, which changes the way the Company accounts for business acquisitions (SFAS No. 141R).  SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of SFAS No. 141R will, among other things, impact the determination of acquisition date fair value of consideration paid in a business combination, exclude transaction costs from acquisition accounting and change some accounting practices.

On January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160).  SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in deconsolidation.  The adoption of SFAS No. 160 recharacterized minority interests as noncontrolling interests and reclassified minority interests as a component of equity on the Company’s financial statements.  Prior year amounts relating to noncontrolling interests have been reclassified to conform to current year presentation as required by SFAS No. 160.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following FASB Staff Positions (“FSP”):

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.

FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales and reaffirms what SFAS No. 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all financial instruments not measured on the balance sheet at fair value.

FSP FAS 115-2 and FAS 124-2 on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

The FSPs are effective for the Company for interim and annual periods ending after June 15, 2009.  The FSPs are not expected to have a material impact on the Company’s financial statements.

14.   Fair Value Measurements

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

•
Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

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

Interest rate derivatives.  The effect of the Company’s interest rate caps is to set a cap, or upper limit, on the base rate of interest paid on the Company’s variable rate debt equal to the notional amount of the derivative agreement.  The effect of the Company’s interest rate swap is to change a variable rate debt obligation to a fixed rate for that portion of the debt equal to the notional amount of the derivative agreement.  The interest rate derivatives are recorded at fair value with changes in fair value included in current period earnings within interest expense.  The fair value of the interest rate derivatives is based on a model whose inputs are not observable and therefore are categorized as a Level 3 input.

Assets and liabilities measured at fair value on a recurring basis, in thousands, are summarized below:
		Fair Value Measurements at March 31, 2009
		Quoted Prices	Significant Other Observable Inputs (Level 2)
		in Active Markets		Significant
	Assets/Liabilities	for Identical Assets		Unobservable Inputs
Description	at Fair Value	(Level 1)		(Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$48,308,320	$-	$-	$48,308,320
Interest Rate Derivatives	(150,516)	-	-	(150,516)
Total Assets at Fair Value	$48,157,804	$-	$-	$48,157,804

		For three months ended March 31, 2009
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage	Interest Rate Derivatives
		Revenue Bonds		Total
Beginning Balance January 1, 2009		$44,492,526	$302,849	$44,795,375
Total gains or losses (realized/unrealized)
Included in earnings		-	(453,366)	(453,366)
Included in other comprehensive income		3,835,794	-	3,835,794
Purchases, issuances and settlements		(20,000)	-	(20,000)
Ending Balance March 31, 2009		$48,308,320	$(150,517)	$48,157,803

Total amount of gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of March 31, 2009		$-	$(453,366)	$(453,366)

		Fair Value Measurements at December 31, 2008
		Quoted Prices	Significant Other Observable Inputs (Level 2)
		in Active Markets		Significant
	Assets/Liabilities	for Identical Assets		Unobservable Inputs
Description	at Fair Value	(Level 1)		(Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$44,492,526	$-	$-	$44,492,526
Interest Rate Derivatives	302,849	-	-	302,849
Total Assets at Fair Value	$44,795,375	$-	$-	$44,795,375

		For three months ended March 31, 2008
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage	Interest Rate Derivatives
		Revenue Bonds		Total
Beginning Balance January 1, 2008		$66,167,116	$12,439	$66,179,555
Total gains or losses (realized/unrealized)
Included in earnings		-	(183,191)	(183,191)
Included in other comprehensive income		(5,213,065)	-	(5,213,065)
Purchases, issuances and settlements		9,030,039	-	9,030,039
Ending Balance March 31, 2008		$69,984,090	$(170,752)	$69,813,338

Total amount of gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of March 31, 2008		$-	$(183,191)	$(183,191)

Losses included in earnings for the period shown above are included in interest expense.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Management’s Discussion and Analysis, the “Partnership” refers to America First Tax Exempt Investors, L.P. and its subsidiaries (which own the MF Properties) on a consolidated basis and the “Company” refers to the consolidated financial information of the Partnership and certain entities that own multifamily apartment projects financed with mortgage revenue bonds held by the Partnership that are treated as “variable interest entities” (“VIEs”).  The Partnership has been determined to be the primary beneficiary of these VIEs although it does not hold an equity position in them and, therefore, must consolidate these entities. The consolidated financial statements of the Company include the accounts of the Partnership and the VIEs. All significant transactions and accounts between the Partnership and the VIEs have been eliminated in consolidation.

Critical Accounting Policies

The Company’s critical accounting policies are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Although the consequences of these conditions and their impact on our ability to pursue our plan to grow through investments in additional tax-exempt bonds secured by first mortgages on affordable multifamily housing projects are not fully known, we do not anticipate that our existing assets will be adversely affected in the long-term.  We believe the current tightening of credit may create opportunities for additional investments consistent with the Partnership's investment strategy because it may result in fewer parties competing to acquire tax-exempt bonds issued to finance affordable housing.  There can be no assurance that we will be able to finance additional acquisitions of tax-exempt bonds through either additional equity or debt financing.  If uncertainties in these markets continue, the markets deteriorate further or the Company experiences further deterioration in the values of its investment portfolio, the Company may incur impairments to its investment portfolio which could negatively impact the Company’s financial statements.

Additionally, the current negative economic conditions, unemployment, lack of jobs growth, low home mortgage interest rates and tax incentives provided to first time homebuyers have begun to have a negative impact on the properties which collateralize our tax-exempt bond investments, the VIEs and our MF Properties in the form of declining occupancy.  Economic occupancy at the MF Properties was 85% during the first quarter 2009 as compared to 93% in the first quarter 2008. Economic occupancy of the VIEs was 77% in 2009 and 86% in 2008.  These issues will have a negative impact on the overall property operations and profitability in the short-term, however, we expect that long-term property operations will not be impacted significantly.

Debt maturing in 2009 consists of the entire balance of the TOB facility of approximately $76.6 million plus approximately $19.9 million of mortgages payables on MF Properties.  Subsequent to March 31, 2009, the Company received a firm commitment for a new secured credit facility from Bank of America which will refinance the current TOB facility.  The new credit facility will have a one-year term with a six-month renewal option held by the Company, an annual floating interest rate of one-month LIBOR plus 390 basis points and a loan amount of approximately $50.0 million.  The proceeds from the new credit facility plus the current cash collateral held by Bank of America for the TOB facility will be used to retire the outstanding balance on the TOB facility.  The new credit facility is expected to close before June 30, 2009.  In addition, approximately $19.9 million in outstanding mortgage financing related to the MF Properties located in Ohio and Kentucky is due in July, 2009.  This mortgage loan contains three one-year renewal options held by the borrower.  The borrower has provided the appropriate notification to the lender and intends to renew the mortgage for an additional year from the original maturity date.  The Company also continues to explore refinancing opportunities for this mortgage loan.  While the Company expects to be able to renew or refinance current debt maturities, if the current illiquidity in the financial markets continues or further deteriorates the counterparties on our credit facilities may be unable or unwilling to meet their commitments and our ability to renew or refinance our outstanding debt financing may be negatively affected.

Compared with the terms of the Company’s existing TOB facility, the terms of the new credit facility will increase the effective interest rate payable by the Company and will also reduce the amount of debt financing available for additional investments.  Both of these factors will have a negative impact on the amount of CAD generated by the Company.  The general partner has completed financial models in order to estimate the impact of the change in credit facilities on CAD.  In order to ensure that cash provided by the Company’s tax-exempt mortgage revenue bonds and other investments will be adequate to meet its projected liquidity requirements, including the payment of expenses, interest and distributions to BUC holders, the general partner intends to change the Company’s policy regarding distributions.  The Company’s regular annual distributions have recently equaled $0.54 per BUC, or $0.135 per quarter per BUC.  Beginning with the second quarter 2009 distribution, the general partner intends to make the Company’s regular annual distribution equal to $0.50 per BUC, or $0.125 per quarter per BUC.  The general partner believes that distributions at this level are sustainable, however, if actual results vary from current projections and the actual CAD generated is less than the new regular distribution, such distribution amount may need to be reduced.

Discussion of the Partnership Bond Holdings and the Related Apartment Properties as of March 31, 2009

The Partnership’s purpose is to acquire and hold as long-term investments a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  At March 31, 2009, the Partnership held 14 tax-exempt mortgage bonds (secured by 13 properties), five of which are secured by properties held by VIEs and, therefore, eliminated in consolidation on the Company’s financial statements.  The eight properties underlying the nine non-consolidated tax-exempt mortgage bonds contain a total of 1,137 rental units.  At March 31, 2008, the Partnership held twelve non-consolidated tax-exempt mortgage bonds secured by apartment properties containing a total of 1,497 rental units.

To facilitate its investment strategy of acquiring additional tax-exempt mortgage bonds secured by multifamily apartment properties, the Partnership may acquire ownership positions in apartment properties (“MF Properties”). The Partnership expects to ultimately restructure the property ownership through a sale of the MF Properties and a syndication of low income housing tax credits (“LIHTCs”).  The Partnership expects to provide the tax-exempt mortgage revenue bonds to the new property owners as part of the restructuring.   Such restructurings will generally be expected to be initiated within 36 months of the initial investment in an MF Property and will often coincide with the expiration of the compliance period relating to LIHTCs previously issued with respect to the MF Property.  The Partnership will not acquire LIHTCs in connection with these transactions. As of March 31, 2009, the Partnership’s wholly-owned subsidiaries held limited partnership interests in nine entities that own MF Properties containing a total of 964 rental units.  As of March 31, 2008, a wholly-owned subsidiary of the Partnership held limited partnership interests in six entities that own MF Properties containing a total of 544 rental units.

The VIEs’ primary operating strategy focuses on multifamily apartment properties as long-term investments.  Each VIE owns one multifamily apartment property that has been financed by a tax-exempt mortgage revenue bond held by the Partnership.  As of March 31, 2009, the Company consolidated five VIE multifamily apartment properties containing a total of 1,144 rental units.  As of March 31, 2008, the Company consolidated eight VIE multifamily apartment properties containing a total of 1,764 rental units.

The following table outlines certain information regarding the apartment properties on which the Partnership holds tax-exempt mortgage bonds (separately identifying those treated as VIEs) and the MF Properties owned by the Partnership.  The narrative discussion that follows provides a brief operating analysis of each property during the first three months of 2009.

			Number of Units Occupied	Percentage of Occupied Units as of March 31,		Economic Occupancy (1) for the period ended March 31,
		Number
Property Name	Location	of Units		2009	2008	2009	2008

Non-Consolidated Properties
Clarkson College	Omaha, NE	142	114	80%	83%	81%	83%
Bella Vista Apartments	Gainesville, TX	144	137	95%	95%	94%	91%
Woodland Park (2)	Topeka, KS	236	n/a	n/a	n/a	n/a	n/a
Runnymede Apartments	Austin, TX	252	245	97%	80%	100%	82%
Gardens of DeCordova (2)	Granbury, TX	76	n/a	n/a	n/a	n/a	n/a
Gardens of Weatherford (2)	Weatherford, TX	76	n/a	n/a	n/a	n/a	n/a
Bridle Ridge Apartments	Greer, SC	152	127	84%	70%	85%	62%
Woodlynn Village	Maplewood, MN	59	54	92%	95%	96%	99%
		1,137	677	90%	85%	93%	83%

VIEs
Ashley Square	Des Moines, IA	144	139	97%	91%	92%	85%
Bent Tree Apartments	Columbia, SC	232	206	89%	96%	79%	86%
Fairmont Oaks Apartments	Gainsville, FL	178	154	87%	94%	85%	91%
Iona Lakes Apartments	Ft. Myers, FL	350	281	80%	81%	64%	66%
Lake Forest Apartments	Daytona Beach, FL	240	213	89%	98%	80%	104%
		1,144	993	87%	92%	77%	86%

MF Properties
Churchland (3)	Chesapeake, VA	124	115	93%	n/a	87%	n/a
Crescent Village	Cincinnati, OH	90	79	88%	94%	77%	88%
Eagle Ridge	Erlanger, KY	64	51	80%	88%	70%	83%
Glynn Place (3)	Brunswick, GA	128	108	84%	n/a	74%	n/a
Greens of Pine Glen (3)	Durham, NC	168	154	92%	n/a	93%	n/a
Meadowview	Highland Heights, KY	118	105	89%	97%	87%	97%
Postwoods I	Reynoldsburg, OH	92	88	96%	95%	86%	94%
Postwoods II	Reynoldsburg, OH	88	86	98%	95%	92%	94%
Willow Bend	Columbus (Hilliard), OH	92	89	97%	99%	99%	100%
		964	875	91%	95%	85%	93%
(1) Economic occupancy is presented for the three months ended March 31, 2009 and 2008, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented, therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(2) These properties are still under construction as of March 31, 2009, and therefore have no occupancy data.
(3) Previous period occupancy numbers are not available, as this is a new investment.

Non-Consolidated Properties

Clarkson College – Clarkson College is a 142 bed student housing facility located in Omaha, Nebraska.  In the first quarter of 2009, Net Operating Income (calculated as property revenue less salaries, advertising, administration, utilities, repair and maintenance, insurance, taxes, and management fee expenses) was $130,000 as compared to $146,000 in 2008.  The decrease is attributable to a decline in occupancy along with an increase in utility expenses.

Bella Vista – Bella Vista Apartments is located in Gainesville, Texas.  In the first quarter of 2009, Bella Vista’s operations resulted in Net Operating Income of $149,000 as compared to $134,000 in 2008.  The increase was a result of increased economic occupancy and a decrease in salaries expense.

Woodland Park – Woodland Park Apartments began leasing its 236 units in Topeka, Kansas in November 2008.  A final completion date of the project is expected by May 2009.  As of March 31, 2009, 236 units have been completed and are available for rent and 57 units are currently occupied.  The developer and principals have guaranteed completion and stabilization of the project.

Runnymede Apartments – Runnymede Apartments is located in Austin, Texas.  In the first quarter of 2009, Runnymede Apartment’s operations resulted in Net Operating Income of $245,000 as compared to $86,000 in 2008.  This increase is a direct result of increased occupancy which led to increased revenues.

Gardens of DeCordova – The Gardens of DeCordova Apartments is located in Granbury, Texas and began leasing its 76 units in November 2008.  Full construction completion is scheduled for April 2009.  As of March 31, 2009, 76 units have been completed and are available for rent and 13 units are currently occupied.  The developer and principals have guaranteed completion and stabilization of the project.  During the first quarter of 2009, the property owners made additional capital contributions to the project to fund debt service on the bonds through property stabilization.  Additionally, Properties Management was engaged to replace the prior property manager and is currently managing the property.

Gardens of Weatherford – The Gardens of Weatherford Apartments is currently under construction in Weatherford, Texas and will contain 76 units upon completion.  The estimated final completion date is December 2009 with some units available for rent in July 2009.  The developer and principals have guaranteed completion and stabilization of the project.  The general contractor has a guaranteed maximum price contract and payment and performance bonds are in place.  During the first quarter of 2009 the Company made a taxable loan to the owners of the property of approximately $141,000 to help fund the final construction activities and current bond debt service reserves through construction completion and property stabilization. Additionally, Properties Management was engaged to replace the prior property manager and is currently managing the property and monitoring the construction progress.

Bridle Ridge Apartments -–  Bridle Ridge Apartments is located in Greer, South Carolina.  In the first quarter of 2009, Bridle Ridge Apartments’ operations resulted in Net Operating Income of $167,000 as compared to $83,000 in 2008.  This increase is a direct result of increased occupancy which led to increased revenues.

Woodlynn Village – Woodlynn Village is located in Maplewood, Minnesota.  In the first quarter of 2009, Net Operating Income was $69,000 as compared to $79,000 in 2008.  This decrease was the result of lower occupancy and increased real estate taxes.

VIEs

Ashley Square – Ashley Square Apartments is located in Des Moines, Iowa.  In the first quarter of 2009, Net Operating Income was $109,000 as compared to $42,000 in 2008.  This increase was the result of higher property revenue from improved occupancy and lower repairs and maintenance expense.

Bent Tree – Bent Tree Apartments is located in Columbia, South Carolina.   In the first quarter of 2009, Net Operating Income was $164,000 as compared to $194,000 in 2008.  This decrease was the result of lower property revenue based on decreased occupancy and increased salary expense.

Fairmont Oaks – Fairmont Oaks Apartments is located in Gainesville, Florida.  In the first quarter of 2009, Net Operating Income was $187,000 as compared to $210,000 in 2008.  This decrease was the result of lower property revenue from decreased occupancy.

Iona Lakes – Iona Lakes Apartments is located in Fort Myers, Florida.  In the first quarter of 2009, Net Operating Income was $254,000 as compared to $243,000 in 2008.  This increase was directly related to a decrease in advertising expenditures.

Lake Forest – Lake Forest Apartments is located in Daytona Beach, Florida.  In the first quarter of 2009, Net Operating Income was $216,000 as compared to $317,000 in 2008.  This decrease was a direct result of lower property revenue due to decreased occupancy along with an increase in salary expense.

MF Properties

Commons at Churchland – Commons at Churchland is located in Chesapeake, Virginia.  The acquisition of Commons at Churchland in August, 2008, resulted in the recognition of approximately $130,000 in Net Operating Income on Revenue of $244,000 during the first quarter of 2009.

Crescent Village – Crescent Village Townhomes is located in Cincinnati, Ohio.  In the first quarter of 2009, Crescent Village’s operations resulted in Net Operating Income of $75,000 as compared to $95,000 in 2008.   This decrease was the result of lower property revenue from decreased occupancy.

Eagle Ridge – Eagle Ridge Townhomes is located in Erlanger, Kentucky.  In the first quarter of 2009, Eagle Ridge’s operations resulted in Net Operating Income of $19,000 as compared to $47,000 in 2008.  This decrease was the result of lower property revenue from decreased occupancy.

Glynn Place – Glynn Place Apartments is located in Brunswick, Georgia.  The acquisition of Glynn Place Apartments in October 2008, resulted in the recognition of approximately $71,000 of Net Operating Income on Revenue of $199,000 during the first quarter of 2009.

Greens of Pine Glen – Greens of Pine Glen Apartments is located in Durham, North Carolina and contains 168 units.  A wholly-owned subsidiary of the Partnership acquired a 99% limited partner in the partnership that owns this property in February 2009.  As a result, the financial statements of this property have been consolidated with those of the Partnership since that time.  The consolidation of Greens of Pine Glen Apartment’s operations resulted in the recognition by the Partnership of approximately $79,000 of net operating loss on revenue of $153,000 during the first quarter of 2009. This loss includes approximately $175,000 of acquisition costs.

Meadowview – Meadowview Apartments is located in Highland Heights, Kentucky.  In the first quarter of 2009, Meadowview’s operations resulted in Net Operating Income of $112,000 as compared to $148,000 in 2008.  This decrease was a result of lower property revenue due to a decrease in occupancy.

Postwoods I – Postwoods Townhomes is located in Reynoldsburg, Ohio.  In the first quarter of 2009, Postwoods I’s operations resulted in Net Operating Income of $92,000 as compared to $108,000 in 2008. This decrease was a result of lower property revenue due to more concessions being given to new tenants.

Postwoods II – Postwoods Townhomes is located in Reynoldsburg, Ohio.  In the first quarter of 2009, Postwoods II’s operations resulted in Net Operating Income of $96,000 as compared to $103,000 in 2008.  This decrease was a result of lower property revenue due to more concessions being given to new tenants.

Willow Bend – Willow Bend Townhomes is located in Columbus (Hilliard), Ohio.  In the first quarter of 2009, Willow Bend’s operations resulted in Net Operating Income of $92,000 as compared to $132,000 in 2008.  This decrease was a result of increased real estate taxes, salaries expense, and utilities expense.

Results of Operations

Consolidated Results of Operations

The following discussion of the Company’s results of operations for the three months ended March 31, 2009 and 2008 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Three Months Ended March 31, 2009 compared to Three  Months Ended March 31, 2008 (Consolidated)

Change in Results of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008	Dollar Change
Revenues:
Property revenues	$3,751,243	$3,313,395	$437,848
Mortgage revenue bond investment income	948,344	1,208,564	(260,220)
Other interest income	34,015	24,430	9,585
Gain on the sale of securities	-	3,704	(3,704)
Total Revenues	$4,733,602	$4,550,093	$183,509

Expenses:
Real estate operating (exclusive of items shown below)	2,360,643	1,959,162	401,481
Depreciation and amortization	1,580,872	1,184,524	396,348
Interest	1,190,869	1,158,441	32,428
General and administrative	576,762	431,066	145,696
Total Expenses	$5,709,146	$4,733,193	$975,953

Income from continuing operations	(975,544)	(183,100)	(792,444)
Income from discontinued operations (including gain on bond redemption of $26,514,809 in 2009)	26,734,754	193,757	26,540,997
Net income	25,759,210	10,657	25,748,553
Less: net loss attributable to noncontrolling interest	3,860	2,745	1,115
Net income - America First Tax Exempt Investors, L. P.	$25,763,070	$13,402	$25,749,668

    Property revenues.  Property revenues increased as a result of revenue generated by the MF Properties acquired in the second half of 2008 and the first quarter of 2009.  These new properties added approximately $596,000 in revenue in the first quarter of 2009.  This increase was offset by a decrease in revenue at the existing VIE and MF Properties of approximately $158,000 due to lower occupancy levels.  The MF Properties averaged $552 per unit in monthly rent in 2009 as compared with $654 per unit in 2008.  Economic occupancy at the MF Properties was 85% during the first quarter of 2009 as compared to 93% in the first quarter of 2008. The VIEs averaged $594 per unit in monthly rent in 2009 as compared to $641 per unit in 2008.  Economic occupancy of the VIEs was 77% in 2009 and 86% in 2008.

Mortgage revenue bond investment income.  The decrease in mortgage revenue bond investment income during the first quarter of 2009 compared to the first quarter of 2008 is primarily related to the 2008 dispositions of the Deerfield, Chandler Creek, and Prairiebrook bonds.  The three disposed bonds had a total par value of $20.3 million. This decrease was partially offset by the two bond investments acquired in the first quarter of 2008 with a total par value of $12.4 million.  These two bonds realized a full quarter of earnings in 2009 versus only a partial quarter of earnings in 2008.

Other interest income.  The increase in other interest income is attributable to higher levels of temporary investments in liquid securities representing amounts presented as cash and cash equivalents and restricted cash.  Temporary investment levels were higher in 2009 due mainly to the cash received on the bond redemptions completed in February 2009.

    Gain on the sale of securities. The gain on sale of securities in the first quarter of 2008 was related to the sale of the Deerfield bonds.

    Real estate operating expenses.  Real estate operating expenses associated with the MF Properties and the consolidated VIEs are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  Real estate operating expenses increased as a direct result of the expenses incurred by the newly acquired MF Properties, which were approximately $302,000 in the first quarter of 2009.  Real estate operating expenses related to the six existing MF Properties increased approximately $51,000 compared to 2008 due to increased real estate taxes and other fees.  Real estate operating expenses related to the VIEs decreased approximately $125,000 compared to 2008, primarily due to decreased real estate taxes and professional fees.

Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the apartment properties of the consolidated VIEs and the MF Properties and amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the TOB credit facility that was entered into in the second quarter of 2008.  Approximately $246,000 of the increase is attributable to deferred financing cost amortization offset by a net decrease of approximately $38,000 of in-place lease amortization.  Depreciation expense increased approximately $167,000  due to the acquisition of new MF Properties and by approximately $21,000 due to depreciation of capital assets placed in service at VIE properties.

Interest expense.  Interest expense increased approximately $32,000 during the first quarter 2009 compared to the first quarter 2008.  The increase was due to a number of offsetting factors.  The Company’s borrowing cost decreased from 5.8% per annum in 2008 to 2.8% per annum in 2009 resulting in an approximate decrease of $593,000 compared to first quarter 2008.  Offsetting the interest rate decrease was interest expense attributable to marking interest rate derivatives to fair value.  The fair value adjustment increased interest expense by approximately $342,000 for 2009 as compared to the first quarter 2008.  The remaining increase in interest expense is due to the change in interest expense allocated to discontinued operations.  In 2008 a full quarter of interest expense was allocated to discontinued operations while only 2 months was allocated in 2009 whereby approximately $283,000 more interest expense was recorded to continuing operations in 2009 compared to the first quarter of 2008.

General and administrative expenses.  General and administrative expenses increased due to increased professional fees, increased investment due diligence and related travel costs and salaries.

Partnership Only Results of Operations

The following discussion of the Partnership’s results of operations for the three months ended March 31, 2009 and 2008 reflects the operations of the Partnership without the consolidation of the VIEs, which is required under FIN 46R. This information is used by management to analyze the Partnership’s operations and is reflective of the segment data discussed in Note 10 to the consolidated financial statements.

Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008 (Partnership Only)

Changes in Results of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008	Dollar Change
Revenues:
Mortgage revenue bond investment income	$4,643,013	$2,636,138	$2,006,875
Property revenues	1,631,698	1,093,036	538,662
Other interest income	34,015	24,430	9,585
Gain on sale of securities	(127,495)	3,704	(131,199)
Total Revenues	$6,181,231	$3,757,308	$2,423,923
Expenses:
Real estate operating (exclusive of items shown below)	1,035,657	509,049	526,608
Loan loss expense	74,999	-	74,999
Interest expense	1,272,422	1,523,555	(251,133)
Depreciation and amortization expense	1,005,711	630,198	375,513
General and administrative	576,762	431,066	145,696
Total Expenses	3,965,551	3,093,868	871,683
Net income	2,215,680	663,440	1,552,240
Less: net loss attributable to noncontrolling interest	3,860	2,745	1,115
Net Income - America First Tax Exempt Investors, L.P.	$2,219,540	$666,185	$1,553,355

Mortgage revenue bond investment income.  The increase in mortgage revenue bond investment income during the first quarter of 2009 compared to the first quarter of 2008 is a net effect of the $2.5 million contingent and deferred interest realized from the Woodbridge of Bloomington III and Woodbridge Apartments of Louisville II bond redemptions and a $0.5 million reduction of regular bond interest income due to the bond redemptions and 2008 dispositions of the Deerfield, Chandler Creek, and Prairiebrook bonds. The par value of the entire bond redemptions, including Ashley Pointe of Eagle Crest, equaled $28.2 million and the par value of the bond dispositions totaled $20.3 million.

Property revenues.  Property revenues increased as a direct result of revenue generated by the newly acquired MF Properties, two acquired in the second half of 2008 and one acquired in first quarter 2009.  These properties added $596,000 of rental income, with the existing MF Properties reporting a $57,000 reduction of rental income. The MF Properties averaged $552 per unit in monthly rent in 2009 as compared with $654 per unit in 2008.  Economic occupancy at the MF Properties was 85% during the first quarter 2009 as compared to 93% in the first quarter 2008.

Other interest income.  The increase in other interest income is attributable to higher levels of temporary investments in liquid securities representing amounts presented as cash and cash equivalents and restricted cash. Temporary investment levels were higher in 2009 due mainly to the cash received on the bond redemptions completed in February 2009.

Gain (loss) on the sale of securities. The loss on the sale of securities represents the write-off of unamortized deferred finance costs related to the three bonds redeemed during the first quarter of 2009. The gain on sale of securities in the first quarter of 2008 was related to the sale of the Deerfield bonds.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  Real estate operating expenses increased as a direct result of the expenses incurred by the two MF Properties acquired in 2008 and the one acquired in 2009.  Additionally, real estate operating expenses related to the six existing MF Properties increased approximately $51,000 compared to 2008 due to increased real estate taxes and other fees.

Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the apartment properties of the consolidated VIEs and the MF Properties and amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the TOB credit facility that was entered into in the second quarter of 2008.  Approximately $246,000 of the increase is related to the changes in deferred financing cost amortization offset by a net decrease of approximately $38,000 of in-place lease amortization.  In addition, depreciation expense increased approximately $167,000 due to the acquisition of new MF Properties.

Interest expense.   Interest expense decreased approximately $251,000 during the first quarter 2009 compared to the first quarter 2008.  The Company’s borrowing cost decreased from 5.8% per annum in 2008 to 2.8% per annum in 2009 resulting in an approximate decrease of $593,000 compared to first quarter 2008.  Offsetting the interest rate decrease was interest expense attributable to marking interest rate derivatives to fair value.  The fair value adjustment increased interest expense by approximately $342,000 for 2009 as compared to the first quarter 2008.

General and administrative expenses.  General and administrative expenses increased due to increased professional fees, increased investment due diligence and related travel costs and salaries.

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

The Company intends to issue BUCs from time to time to raise additional equity capital as needed to fund investment opportunities.  In this regard, the Company has an effective Registration Statement on Form S-3 with the SEC relating to the sale of up to $100.0 million of its BUCs.  To date, the Company has issued approximately $27.5 million of BUCs under this Registration Statement and intends to issue additional BUCs from time to time.  In addition, in October 2008, the Company filed a Registration Statement on Form S-3 with the SEC relating to a Rights Offering.  Pursuant to this Registration Statement, the Company may issue Rights Certificates to existing BUC holders.  The Company has not yet determined when, or if, such a Rights Offering will be conducted.  Raising additional equity capital for deployment into new investment opportunities is part of our overall growth strategy.

We believe that current market conditions have created significant investment opportunities and we will seek to aggressively pursue those opportunities.  More specifically, the current credit crisis has severely disrupted the financial markets and, in our view, has also created potential investment opportunities for the Company.  Non-traditional participants in the multifamily housing debt sector are either reducing their participation in the market or are being forced to downsize their existing portfolio of investments.  We believe this is creating opportunities to acquire existing tax-exempt bonds from distressed entities at attractive yields.  We believe that we are well-positioned as a result of our ability to acquire assets on the secondary market while maintaining the ability and willingness to also participate in primary market transactions.

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

The Partnership’s principal uses of cash are the payment of distributions to BUC holders, interest and principal on debt financing and general and administrative expenses. The Partnership also uses cash to acquire additional investments. Distributions to BUC holders may increase or decrease at the determination of the General Partner. Distributions to BUC holders depend upon the amount of base and contingent interest received on the Company’s tax-exempt mortgage revenue bonds and cash received from other investments, the amount of borrowings and the effective interest rate of these borrowings, and the amount of the Partnership’s undistributed cash.  Given that the terms of the new credit facility are expected to have a negative impact on the amount of CAD generated by the Company, the general partner intends to change the Company’s policy regarding distributions.  The Company’s regular annual distributions have recently equaled $0.54 per BUC, or $0.135 per quarter per BUC.  Beginning with the second quarter 2009 distribution, the general partner intends to make the Company’s regular annual distribution equal to $0.50 per BUC, or $0.125 per quarter per BUC. The general partner believes that distributions at this level are sustainable, however, if actual results vary from current projections and the actual CAD generated is less than the new regular distribution, such distribution amount may need to be reduced.

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

Consolidated Liquidity

On a consolidated basis, cash provided by operating activities for the three months ended March 31, 2009 decreased approximately $1.2 million compared to the same period a year earlier mainly due to changes in working capital components.  Cash from investing activities increased approximately $17.3 million, for the three months ended March 31, 2009 compared to the same period in 2008 primarily due to cash inflows from the early redemption of the Ashley Pointe, Woodbridge – Louisville and Woodbridge – Bloomington bonds offset by an increase in restricted cash.  The increase in restricted cash was due mainly to the deposit of cash collateral for the Company’s TOB facility as replacement collateral for the redeemed bonds.  Additionally, in 2008, bond acquisitions totaling approximately $12.4 million were made while no such cash outflows for new investments occurred in 2009.  Cash from financing activities decreased approximately $800,000 for the three months ended March 31, 2009 compared to the same period in 2008.  This decrease is mainly the result of changes in the liabilities related to restricted cash.

Historically, the Company’s primary leverage vehicle has been the Merrill Lynch P-Float program.  The P-Float program was replaced in June of 2008 by the Company’s current TOB facility with Bank of America.  The TOB facility matures in July 2009 and, subsequent to March 31, 2009, the Company received a firm commitment for a new secured credit facility from Bank of America which will refinance the current TOB facility.  The new credit facility is expected to have a one-year term with a six-month renewal option held by the Company, an annual floating interest rate of LIBOR plus 390 basis points and a loan amount of approximately $50.0 million.  The proceeds from the new credit facility plus the current cash collateral held by Bank of America for the TOB facility will be used to retire the outstanding balance on the TOB facility.  The new credit facility is expected to close before June 30, 2009.  In addition to the TOB facility maturity, approximately $19.9 million in outstanding mortgage financing related to the MF Properties located in Ohio and Kentucky is due in July, 2009.  This mortgage loan contains three one-year renewal options held by the borrower.  The borrower has provided the appropriate notification to the lender and intends to renew the mortgage for an additional year from the original maturity date.  While the Company expects to be able to renew or refinance current debt maturities, if the current illiquidity in the financial markets continues or further deteriorates the counterparties on our credit facilities may be unable or unwilling to meet their commitments and our ability to renew or refinance our outstanding debt financing may be negatively affected.

Compared with the terms of our existing TOB facility, the terms of the new credit facility will increase the effective interest rate payable by the Company and will also reduce the amount of debt financing available for additional investments.  Both of these factors will have a negative impact on the amount of CAD generated by the Company.  The general partner has completed financial models in order to estimate the impact of the change in credit facilities on CAD.  The actual impact on CAD may vary from current projections.  The new distribution rate was determined based upon the current projections.  The general partner will evaluate the new distribution rate against actual CAD generated by the Company and may increase or decrease the distribution based on such actual results.

Cash Available for Distribution

Management utilizes a calculation of Cash Available for Distribution (“CAD”) as a means to determine the Partnership’s ability to make distributions to BUC holders.  The general partner believes that CAD provides relevant information about its operations and is necessary along with net income for understanding its operating results.  To calculate CAD, amortization expense related to debt financing costs and bond reissuance costs, Tier 2 income due to the general partner as defined in the Agreement of Limited Partnership, interest rate derivative expense or income, provision for loan losses, impairments on bonds and losses related to VIEs including depreciation expense are added back to the Company’s net income (loss) as computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”). There is no generally accepted methodology for computing CAD, and the Company’s computation of CAD may not be comparable to CAD reported by other companies.  Although the Company considers CAD to be a useful measure of its operating performance, CAD should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP.

The following tables show the calculation of CAD for the three months ended March 31, 2009 and 2008:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008

Net income - America First Tax Exempt Investors, L.P.	$25,763,070	$13,402
Net income related to VIEs and eliminations due to consolidation	(23,543,530)	652,783
Net income before impact of VIE consolidation	2,219,540	666,185
Change in fair value of derivatives and interest rate cap amortization	453,366	183,191
Loss on taxable loans	74,999	-
Loss on bond sale	127,495	-
Tier 2 Income distributable to the General Partner (1)	(574,890)	-
Depreciation and amortization expense (Partnership only)	1,005,711	630,198
CAD	$3,306,221	$1,479,574

Net income, basic and diluted, per BUC	$0.12	$0.05

Total CAD per BUC	$0.24	$0.11

(1) As described in Note 2 to the consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent (Tier 2 income) will be distributed 75% to the BUC holders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner. For 2009, the Tier 2 income distributable to the General Partner was generated by the early redemption of the Woodbridge – Louisville and Woodbridge - Bloomington bond investments.

Contractual Obligations

There were no significant changes to the Company’s contractual obligations as of March 31, 2009 from the December 31, 2008 information presented in the Company’s Annual Report on Form 10-K.  As discussed in the Annual report on Form 10-K, the Company’s TOB facility matures in July 2009.  Subsequent to March 31, 2009, the Company received a firm commitment for a new secured credit facility from Bank of America which will refinance the current TOB facility.  In addition to the TOB facility maturity, approximately $19.9 million in outstanding mortgage financing related to the MF Properties located in Ohio and Kentucky is due in July, 2009.  This mortgage loan contains three one-year renewal options held by the Company.  The Company has provided the appropriate notification to the lender and intends to renew the mortgage for an additional year from the original maturity date.

Recently Issued Accounting Pronouncements

On January 1, 2009, the Company adopted SFAS No. 141R, Business Combinations, which changes the way the Company accounts for business acquisitions (SFAS No. 141R).  SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of SFAS No. 141R will, among other things, impact the determination of acquisition date fair value of consideration paid in a business combination, exclude transaction costs from acquisition accounting and change some accounting practices.

On January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160).  SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in deconsolidation.  The adoption of SFAS No. 160 recharacterized minority interests as noncontrolling interests and reclassified minority interests as a component of equity on the Company’s financial statements.  Prior year amounts relating to noncontrolling interests have been reclassified to conform to current year presentation as required by SFAS No. 160.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following FASB Staff Positions (“FSP”):

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.

FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales and reaffirms what SFAS No. 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

FSP FAS 115-2 and FAS 124-2 on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

The FSPs are effective for the Company for interim and annual periods ending after June 15, 2009.  The FSPs are not expected to have a material impact on the Company’s financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of the Company’s 2008 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Company are described in Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

By America First Capital
   Associates Limited
   Partnership Two, General
   Partner of the Partnership

By  Burlington Capital Group LLC,
   General Partner of
   America First Capital
   Associates Limited
   Partnership Two

Date: May 11, 2009	/s/ Lisa Y. Roskens
Lisa Y. Roskens
Chief Executive Officer
Burlington Capital Group LLC, acting in its capacity as general partner of the General Partner of America First Tax Exempt Investors, L.P.