Form 10-Q
period 2009-06-30
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2009-08-07
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
 YES  ☐  NO  ☒

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1A	Risk Factors	36
Item 6	Exhibits	36

SIGNATURES	37

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2009	2008
Assets
Cash and cash equivalents	$20,303,622	$7,196,274
Restricted cash	5,821,370	12,848,614
Interest receivable	878,542	769,201
Tax-exempt mortgage revenue bonds, at fair value	48,490,189	44,492,526
Real estate assets:
Land	13,403,655	10,774,790
Buildings and improvements	98,732,938	86,903,743
Real estate assets before accumulated depreciation	112,136,593	97,678,533
Accumulated depreciation	(19,553,037)	(17,499,670)
Net real estate assets	92,583,556	80,178,863
Other assets	3,564,516	4,263,937
Assets held for sale	3,024,991	-
Assets of discontinued operations	-	8,113,861
Total Assets	$174,666,786	$157,863,276

Liabilities
Accounts payable, accrued expenses and other liabilities	$3,412,056	$3,380,666
Distribution payable	2,714,924	2,432,327
Debt financing	50,000,000	56,981,577
Mortgages payable	37,330,255	30,908,790
Liabilities of discontinued operations	-	23,264,589
Total Liabilities	93,457,235	116,967,949

Commitments and Contingencies (Note 12)

Partners' Capital
General partner	301,610	261,785
Beneficial Unit Certificate holders	110,944,866	93,277,480
Unallocated deficit of variable interest entities	(30,104,183)	(52,711,654)
Total Partners' Capital	81,142,293	40,827,611
Noncontrolling interest (Note 13)	67,258	67,716
Total Capital	81,209,551	40,895,327
Total Liabilities and Capital	$174,666,786	$157,863,276

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues:
Property revenues	$3,903,272	$3,386,038	$7,654,515	$6,699,433
Mortgage revenue bond investment income	1,054,551	1,056,825	2,002,895	2,265,389
Other income (loss)	17,879	(83,028)	51,894	(54,894)
Total Revenues	4,975,702	4,359,835	9,709,304	8,909,928
Expenses:
Real estate operating (exclusive of items shown below)	2,580,266	2,109,825	4,940,909	4,068,987
Depreciation and amortization	1,679,036	1,035,598	3,259,908	2,220,122
Interest	965,329	633,523	2,156,198	1,791,964
General and administrative	324,401	489,399	901,163	920,465
Total Expenses	5,549,032	4,268,345	11,258,178	9,001,538
Income (loss) from continuing operations	(573,330)	91,490	(1,548,874)	(91,610)
Income from discontinued operations (including gain on bond redemption of $26,514,809 in 2009)	-	179,946	26,734,754	373,703
Net income (loss)	(573,330)	271,436	25,185,880	282,093
Less: net loss attributable to noncontrolling interest	2,964	781	6,824	3,526
Net income (loss) - America First Tax Exempt Investors, L. P.	$(570,366)	$272,217	$25,192,704	$285,619

Net income (loss) allocated to:
General Partner	$13,766	$24,583	$587,856	$31,245
Limited Partners - BUC holders	351,927	1,109,288	1,997,377	1,768,811
Unallocated gain (loss) of variable interest entities	(936,059)	(861,654)	22,607,471	(1,514,437)
Noncontrolling interest	(2,964)	(781)	(6,824)	(3,526)
	$(573,330)	$271,436	$25,185,880	$282,093

Limited partners' interest in net income per unit (basic and diluted):
Income from continuing operations	$0.02	$0.08	$0.14	$0.13
Income from discontinued operations	-	-	-	-
Net income, basic and diluted, per unit	$0.02	$0.08	$0.14	$0.13

Weighted average number of units outstanding,
basic and diluted	14,820,620	13,512,928	14,170,387	13,512,928

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

		Beneficial Unit Certificate holders		Unallocated deficit			Accumulated Other
	General Partner	# of Units	Amount	of variable interest entities	Noncontrolling Interest	Total	Comprehensive Income (Loss)
Balance at January 1, 2009	$261,785	13,512,928	$93,277,480	$(52,711,654)	$67,716	$40,895,327	$(16,857,807)
Sale of Beneficial Unit Certificates		3,500,000	16,153,565			16,153,565
Noncontrolling interest contribution	-	-	-	-	6,366	6,366	-
Comprehensive income (loss):
Net income (loss)	587,856	-	1,997,377	22,607,471	(6,824)	25,185,880	-
Unrealized gain on securities	41,157	-	4,074,506	-	-	4,115,663	4,115,663
Total comprehensive income (loss)						29,301,543
Distributions paid or accrued	(1,196,389)	-	(3,950,861)	-	-	(5,147,250)	-
Reclassification of Tier II income	607,201	-	(607,201)	-	-	-	-
Balance at June 30, 2009	$301,610	17,012,928	$110,944,866	$(30,104,183)	$67,258	$81,209,551	$(12,742,144)

		Beneficial Unit Certificate holders		Unallocated deficit			Accumulated Other
	General Partner	# of Units	Amount	of variable interest entities	Noncontrolling Interest	Total	Comprehensive Income (Loss)
Balance at January 1, 2008	$348,913	13,512,928	$112,880,314	$(48,954,760)	$48,756	$64,323,223	$(3,581,844)
Comprehensive income (loss):
Net income (loss)	31,245	-	1,768,811	(1,514,437)	(3,526)	282,093	-
Unrealized loss on securities	(28,164)	-	(2,788,207)	-	-	(2,816,371)	(2,816,371)
Total comprehensive income (loss)						(2,534,278)
Distributions paid or accrued	(626,509)	-	(3,648,491)	-	-	(4,275,000)	-
Reclassification of Tier II income	608,082	-	(608,082)	-	-	-	-
Balance at June 30, 2008	$333,567	13,512,928	$107,604,345	$(50,469,197)	$45,230	$57,513,945	$(6,398,215)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net income	$25,185,880	$282,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,259,908	2,515,747
Non-cash loss on derivatives	490,522	38,328
Loss on sale of securities	-	(68,748)
Gain on sale of discontinued operations	(26,514,809)	-
Changes in operating assets and liabilities, net of effect of acquisitions
(Increase) decrease in interest receivable	(109,341)	41,885
Increase in other assets	(833,864)	(398,615)
Decrease in accounts payable, accrued expenses and other liabilities	(1,481,267)	(1,123,589)
Net cash (used) provided by operating activities	(2,971)	1,287,101
Cash flows from investing activities:
Proceeds from the sale of tax-exempt mortgage revenue bonds	-	14,933,635
Proceeds from sale of discontinued operations	32,000,000	-
Acquisition of tax-exempt mortgage revenue bonds	-	(12,435,000)
Increase in restricted cash	(1,501,917)	(724,027)
Restricted cash - debt collateral released	8,529,235	-
Capital expenditures	(466,187)	(293,495)
Acquisition of asset held for sale	(2,649,991)	-
Acquisition of partnerships, net of cash acquired	(7,886,852)	-
Principal payments received on tax-exempt mortgage revenue bonds	118,000	45,833
Principal payments received on taxable loans	-	100,000
Net cash provided by investing activities	28,142,288	1,626,946
Cash flows from financing activities:
Distributions paid	(4,864,653)	(4,275,000)
Derivative settlements	(238,980)	(40,049)
Increase in liabilities related to restricted cash	1,501,917	724,027
Deferred financing costs	(550,912)	-
Proceeds from debt financing	50,000,000	65,091,372
Principal payments on debt financing and mortgage payable	(76,643,772)	(71,395,000)
Acquisition of interest rate cap agreements	(554,000)	-
Sale of Beneficial Unit Certificates	16,153,565	-
Net cash used by financing activities	(15,196,835)	(9,894,650)
Net increase (decrease) in cash and cash equivalents	12,942,482	(6,980,603)
Cash and cash equivalents at beginning of period, including cash and cash equivalents of discontinued operations of $164,866 and $145,278 respectively	$7,361,140	$14,821,946

Cash and cash equivalents at end of period, including cash and cash equivalents of discontinued operations of $0 and $350,156 respectively	$20,303,622	$7,841,343
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,453,284	$2,755,228
Liabilites assumed in the acquisition of partnerships	$6,506,329	$-
Distributions declared but not paid	$2,714,924	$2,432,327

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

Recent economic conditions have been unprecedented and challenging, with significantly tighter credit conditions and slower growth.  As a result of these conditions, the cost and availability of credit has been, and is expected to continue to be, adversely affected in all markets in which we operate. Concern about the stability of the markets generally, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce, and in some cases, cease to provide, funding to borrowers. If these market and economic conditions continue, they may limit the Partnership’s ability to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on the Partnership’s financial condition and results of operations.

Although the consequences of these conditions and their impact on the Partnership’s ability to pursue its plan to grow through investments in additional tax-exempt bonds secured by first mortgages on affordable multifamily housing projects are not fully known, the Partnership does not anticipate that its existing assets will be adversely affected in the long-term.  The Partnership believes the current tightening of credit may create opportunities for additional investments consistent with its investment strategy because it may result in fewer parties competing to acquire tax-exempt bonds issued to finance affordable housing.  There can be no assurance that the Partnership will be able to finance additional acquisitions of tax-exempt bonds through either additional equity or debt financing.  If uncertainties in these markets continue, the markets deteriorate further or the Partnership experiences further deterioration in the values of its investment portfolio, the Partnership may incur impairments to its investment portfolio which could negatively impact its financial statements.

The consolidated financial statements of the “Company” reported in this Form 10-Q include the assets and results of operations of the Partnership, the multifamily apartment properties (the “MF Properties”) owned by various limited partnerships in which one of the Partnership’s wholly-owned subsidiaries (each a “Holding Company”) holds a 99% limited partner interest and six other entities in which the Partnership does not hold an ownership interest but which own multifamily apartment properties financed with tax-exempt bonds held by the Partnership and which are treated as variable interest entities of which the Partnership has been determined to be the primary beneficiary (the “VIEs”). Stand alone financial information of the Partnership reported in this Form 10-Q includes only the assets and results of operation of the Partnership and the MF Properties without the consolidation of the VIEs.  In the Company’s consolidated financial statements, all transactions and accounts between the Partnership, the MF Properties and the VIEs have been eliminated in consolidation.  The Partnership does not presently believe that the consolidation of VIEs for reporting under accounting principles generally accepted in the United States of America (“GAAP”) will impact the Partnership’s tax status, amounts reported to Beneficial Unit Certificate (“BUC”) holders on IRS Form K-1, the Partnership’s ability to distribute tax-exempt income to BUC holders, the current level of quarterly distributions or the tax-exempt status of the underlying mortgage revenue bonds.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The accompanying interim unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. These condensed consolidated financial statements and notes have been prepared consistently with the 2008 Form 10-K with the exception of the reclassification of certain prior-year amounts on the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Partners’ Capital and Comprehensive Income (Loss) and Condensed Consolidated Statements of Cash Flows in accordance with the Company’s adoption of SFAS No. 160 (see Note 13) on January 1, 2009, which required retrospective application.  In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2009, and the results of operations for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which provides guidance on management’s assessment of subsequent events, effective for all interim or annual reporting periods ending after June 15, 2009.  In accordance with SFAS No. 165, the Company has evaluated transactions and events for disclosure as a subsequent event through August 7, 2009, the date on which these financial statements were issued.  Any transactions or events which the Company has determined require disclosure as a subsequent event have been disclosed in the footnotes.

2.  Partnership Income, Expenses and Cash Distributions

The Agreement of Limited Partnership of the Partnership contains provisions for the distribution of Net Interest Income, Net Residual Proceeds and Liquidation Proceeds, for the allocation of income or loss from operations and for the allocation of income and loss arising from a repayment, sale or liquidation of investments.  Income and losses will be allocated to each BUC holder on a periodic basis, as determined by the General Partner, based on the number of BUCs held by each BUC holder as of the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each BUC holder of record on the last day of each distribution period based on the number of BUCs held by each BUC holder as of such date. For purposes of the Agreement of Limited Partnership, cash distributions, if any, received by the Partnership from the Investment in Multifamily Apartment Properties (See Note 5) will be included in the Partnership’s Interest Income and cash distributions received by the Partnership from the sale of such properties will be included in the Partnership Residual Proceeds.

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

The Agreement of Limited Partnership also allows the General Partner to withhold, from time to time, Interest Income and Residual Proceeds and to place these amounts into a reserve to provide funding for working capital or additional investments.  In 2005, the General Partner placed Net Residual Proceeds representing contingent interest of approximately $10.9 million into the reserve.  If and when the General Partner determines that this contingent interest is no longer to be held in reserve and is to be distributed, it is anticipated that it will be distributed as Net Residual Proceeds (Tier 2) as defined in the Agreement of Limited Partnership.  As such, these funds will be distributed 75% to the BUC holders and 25% to the General Partner.  On June 30, 2009, the General Partner determined that approximately $2.3 million of the Net Residual Proceeds, representing the entirety of the remaining funds being held in reserve, were no longer to be held in reserve and would be distributed as Net Residual Proceeds (Tier 2) in July 2009.  After the July 2009 distribution, no further Tier 2 income will remain in reserve.

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

The Partnership has determined that six of the entities financed by tax-exempt bonds owned by the Partnership at June 30, 2009 are held by VIEs and that the Partnership is the primary beneficiary of these VIEs.  The Partnership determined that eight of the entities financed by tax-exempt bonds owned by the Partnership at December 31, 2008 were held by VIEs and that the Partnership was the primary beneficiary of these VIEs.  As of December 31, 2008, five of these consolidated VIEs are included in the results from continuing operations while three are presented as discontinued operations.

In April 2009, the Company acquired the Cross Creek Apartments tax-exempt mortgage revenue bond for $5.9 million which represented 100% of the bond issuance.  The bond par value is $8.85 million and the bond earns interest at an annual rate of 6.15%. The interest payments are monthly with a stated maturity date of March 1, 2049.  The bond was issued for the construction of the Cross Creek Apartments, a 144 unit multifamily apartment complex located in Beaufort, South Carolina.  At the time of acquisition the bonds were in technical default as the property construction was not completed, the property had not reached stabilization and the property was not current on debt service.  The Company also purchased a $4.125 million construction loan for approximately $920,000 from the property developer. The Company then made a $1.5 million taxable loan to the property owner to allow for the completion of construction, lease up and stabilization of the property and the payment of bond debt service.  America First Property Management Company, LLC (“Properties Management”), an affiliate of AFCA 2, has been retained to manage the property and began marketing and leasing activities for the property in the second quarter of 2009.  The Company has determined that the underlying entity that owns the Cross Creek Apartments meets the definition of a VIE and that the Company is the primary beneficiary.  Accordingly, its financial statements are consolidated into the Company’s consolidated financial statements under FIN 46R.

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

The following tables present the effects of the consolidation of the VIEs on the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

Condensed Consolidating Balance Sheets as of June 30, 2009 and December 31, 2008:

	Partnership as of June 30, 2009	VIEs as of June 30, 2009	Consolidation -Elimination as of June 30, 2009	Total as of June 30, 2009
Assets
Cash and cash equivalents	$20,200,019	$103,603	$-	$20,303,622
Restricted cash	2,497,118	3,324,252	-	5,821,370
Interest receivable	4,968,905	-	(4,090,363)	878,542
Tax-exempt mortgage revenue bonds	101,013,346	-	(52,523,157)	48,490,189
Real estate assets:
Land	6,736,351	6,667,304	-	13,403,655
Buildings and improvements	37,168,702	64,059,572	(2,495,336)	98,732,938
Real estate assets before accumulated depreciation	43,905,053	70,726,876	(2,495,336)	112,136,593
Accumulated depreciation	(2,384,003)	(17,169,034)	-	(19,553,037)
Net real estate assets	41,521,050	53,557,842	(2,495,336)	92,583,556
Other assets	17,324,434	1,313,783	(15,073,701)	3,564,516
Assets held for sale	3,024,991	-	-	3,024,991
Assets of discontinued operations	-	-	-	-
Total Assets	$190,549,863	$58,299,480	$(74,182,557)	$174,666,786

Liabilities
Accounts payable, accrued expenses and other	$1,243,622	$38,414,082	$(36,245,648)	$3,412,056
Distribution payable	2,714,924	-	-	2,714,924
Debt financing	50,000,000	-	-	50,000,000
Mortgage payable	37,330,255	57,809,068	(57,809,068)	37,330,255
Liabilities of discontinued operations	-	-	-	-
Total Liabilities	91,288,801	96,223,150	(94,054,716)	93,457,235
Partners' Capital
General Partner	301,610	-	-	301,610
Beneficial Unit Certificate holders	98,892,194	-	12,052,672	110,944,866
Unallocated deficit of variable interest entities	-	(37,923,670)	7,819,487	(30,104,183)
Total Partners' Capital	99,193,804	(37,923,670)	19,872,159	81,142,293
Noncontrolling interest	67,258	-	-	67,258
Total Capital	99,261,062	(37,923,670)	19,872,159	81,209,551
Total Liabilities and Partners' Capital	$190,549,863	$58,299,480	$(74,182,557)	$174,666,786

	Partnership as of December 31, 2008	VIEs as of December 31, 2008	Consolidation -Elimination as of December 31, 2008	Total as of December 31, 2008
Assets
Cash and cash equivalents	$7,068,297	$127,977	$-	$7,196,274
Restricted cash	10,836,084	2,012,530	-	12,848,614
Interest receivable	4,249,760	-	(3,480,559)	769,201
Tax-exempt mortgage revenue bonds	112,991,268	-	(68,498,742)	44,492,526
Real estate assets:
Land	4,991,590	5,783,200	-	10,774,790
Buildings and improvements	31,877,661	55,026,082	-	86,903,743
Real estate assets before accumulated depreciation	36,869,251	60,809,282	-	97,678,533
Accumulated depreciation	(1,519,845)	(15,979,825)	-	(17,499,670)
Net real estate assets	35,349,406	44,829,457	-	80,178,863
Other assets	16,332,459	1,383,674	(13,452,196)	4,263,937
Assets of discontinued operations	-	8,113,861	-	8,113,861
Total Assets	$186,827,274	$56,467,499	$(85,431,497)	$157,863,276

Liabilities and Owners' Equity
Accounts payable, accrued expenses and other	$1,571,177	$31,565,556	$(29,756,067)	$3,380,666
Distribution Payable	2,432,327	-	-	2,432,327
Debt financing	76,565,237	-	(19,583,660)	56,981,577
Mortgage payable	30,908,790	51,670,000	(51,670,000)	30,908,790
Liabilities of discontinued operations	-	42,900,305	(19,635,716)	23,264,589
Total Liabilities	111,477,531	126,135,861	(120,645,443)	116,967,949
Partners' Capital
General Partner	261,785	-	-	261,785
Beneficial Unit Certificate holders	75,020,242	-	18,257,238	93,277,480
Unallocated deficit of variable interest entities	-	(69,668,362)	16,956,708	(52,711,654)
Total Partners' Capital	75,282,027	(69,668,362)	35,213,946	40,827,611
Noncontrolling interest	67,716	-	-	67,716
Total Capital	75,349,743	(69,668,362)	35,213,946	40,895,327
Total Liabilities and Partners' Capital	$186,827,274	$56,467,499	$(85,431,497)	$157,863,276

Condensed Consolidating Statements of Operations for the three months ended June 30, 2009 and 2008:

	Partnership For the Three Months Ended June 30, 2009	VIEs For the Three Months Ended June 30, 2009	Consolidation-Elimination For the Three Months Ended June 30, 2009	Total For the Three Months Ended June 30, 2009

Revenues:
Property revenues	$1,839,243	$2,064,029	$-	$3,903,272
Mortgage revenue bond investment income	2,127,071	-	(1,072,520)	1,054,551
Other income	17,879	-	-	17,879
Total Revenues	3,984,193	2,064,029	(1,072,520)	4,975,702
Expenses:
Real estate operating (exclusive of items shown below)	1,041,056	1,539,210	-	2,580,266
Loan loss expense	220,000	-	(220,000)	-
Depreciation and amortization	1,070,677	622,094	(13,735)	1,679,036
Interest	965,330	1,638,576	(1,638,577)	965,329
General and administrative	324,401	-	-	324,401
Total Expenses	3,621,464	3,799,880	(1,872,312)	5,549,032
Income (loss) from continuing operations	362,729	(1,735,851)	799,792	(573,330)
Income (loss) from discontinued operations	-	-	-	-
Net income (loss)	362,729	(1,735,851)	799,792	(573,330)
Less: net loss attributable to noncontrolling interest	2,964	-	-	2,964
Net income (loss) - America First Tax Exempt Investors, L. P.	$365,693	$(1,735,851)	$799,792	$(570,366)

	Partnership For the Three Months Ended Jun. 30, 2008	VIEs For the Three Months Ended Jun. 30, 2008	Consolidation-Elimination For the Three Months Ended Jun. 30, 2008	Total For the Three Months Ended Jun. 30, 2008

Revenues:
Property revenues	$1,091,763	$2,251,925	$42,350	$3,386,038
Mortgage revenue bond investment income	2,537,754	-	(1,480,929)	1,056,825
Other loss	(83,028)	-	-	(83,028)
Total Revenues	3,546,489	2,251,925	(1,438,579)	4,359,835
Expenses:
Real estate operating (exclusive of items shown below)	579,906	1,529,919	-	2,109,825
Depreciation and amortization	468,202	580,266	(12,870)	1,035,598
Interest	875,893	1,477,724	(1,720,094)	633,523
General and administrative	489,399	-	-	489,399
Total Expenses	2,413,400	3,587,909	(1,732,964)	4,268,345
Income (loss) from continuing operations	1,133,089	(1,335,984)	294,385	91,490
Income (loss) from discontinued operations	-	(359,929)	539,875	179,946
Net income (loss)	1,133,089	(1,695,913)	834,260	271,436
Less: net loss attributable to noncontrolling interest	781	-	-	781
Net income (loss) - America First Tax Exempt Investors, L. P.	$1,133,870	$(1,695,913)	$834,260	$272,217

Condensed Consolidating Statements of Operations for the six months ended June 30, 2009 and 2008:

	Partnership For the Six Months Ended June 30, 2009	VIEs For the Six Months Ended June 30, 2009	Consolidation-Elimination For the Six Months Ended June 30, 2009	Total For the Six Months Ended June 30, 2009

Revenues:
Property revenues	$3,470,941	$4,183,574	$-	$7,654,515
Mortgage revenue bond investment income	6,770,084	-	(4,767,189)	2,002,895
Other income (loss)	(75,601)	-	127,495	51,894
Total Revenues	10,165,424	4,183,574	(4,639,694)	9,709,304
Expenses:
Real estate operating (exclusive of items shown below)	2,076,713	2,864,196	-	4,940,909
Loan loss expense	294,999	-	(294,999)	-
Depreciation and amortization	2,076,388	1,211,709	(28,189)	3,259,908
Interest	2,237,752	3,149,420	(3,230,974)	2,156,198
General and administrative	901,163	-	-	901,163
Total Expenses	7,587,015	7,225,325	(3,554,162)	11,258,178
Income (loss) from continuing operations	2,578,409	(3,041,751)	(1,085,532)	(1,548,874)
Income (loss) from discontinued operations	-	34,786,445	(8,051,691)	26,734,754
Net income (loss)	2,578,409	31,744,694	(9,137,223)	25,185,880
Less: net loss attributable to noncontrolling interest	6,824			6,824
Net income (loss) - America First Tax Exempt Investors, L. P.	$2,585,233	$31,744,694	$(9,137,223)	$25,192,704

	Partnership For the Six Months Ended June 30, 2008	VIEs For the Six Months Ended Jun. 30, 2008	Consolidation-Elimination For the Six Months Ended Jun. 30, 2008	Total For the Six Months Ended Jun. 30, 2008

Revenues:
Property revenues	$2,184,799	$4,472,284	$42,350	$6,699,433
Mortgage revenue bond investment income	5,173,892	-	(2,908,503)	2,265,389
Other loss	(54,894)	-	-	(54,894)
Total Revenues	7,303,797	4,472,284	(2,866,153)	8,909,928
Expenses:
Real estate operating (exclusive of items shown below)	1,088,955	2,980,032	-	4,068,987
Depreciation and amortization	1,098,400	1,151,352	(29,630)	2,220,122
Interest	2,399,448	2,945,585	(3,553,069)	1,791,964
General and administrative	920,465	-	-	920,465
Total Expenses	5,507,268	7,076,969	(3,582,699)	9,001,538
Income (loss) from continuing operations	1,796,529	(2,604,685)	716,546	(91,610)
Income (loss) from discontinued operations	-	(586,538)	960,241	373,703
Net income (loss)	1,796,529	(3,191,223)	1,676,787	282,093
Less: net loss attributable to noncontrolling interest	3,526			3,526
Net income (loss) - America First Tax Exempt Investors, L. P.	$1,800,055	$(3,191,223)	$1,676,787	$285,619

4.  Investments in Tax-Exempt Bonds

The tax-exempt mortgage revenue bonds owned by the Company have been issued to provide construction and/or permanent financing of multifamily residential properties. The Company had the following investments in tax-exempt mortgage revenue bonds as of the dates shown:

	June 30, 2009
Description of Tax-Exempt		Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	Cost	Gain	Loss	Fair Value

Clarkson College	$5,978,333	$-	$(939,862)	$5,038,471
Bella Vista	6,740,000	-	(1,341,125)	5,398,875
Woodland Park	15,715,000	-	(3,511,988)	12,203,012
Gardens of DeCordova	4,853,000	-	(1,196,459)	3,656,541
Gardens of Weatherford	4,686,000	-	(1,155,286)	3,530,714
Runnymede Apartments	10,825,000	-	(1,979,351)	8,845,649
Bridle Ridge Apartments	7,885,000	-	(1,563,201)	6,321,799
Woodlynn Village	4,550,000	-	(1,054,872)	3,495,128
	$61,232,333	$-	$(12,742,144)	$48,490,189

	December 31, 2008
Description of Tax-Exempt		Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	Cost	Gain	Loss	Fair Value

Clarkson College	$6,018,333	$-	$(1,241,441)	$4,776,892
Bella Vista	6,785,000	-	(1,821,433)	4,963,567
Woodland Park	15,715,000	-	(4,507,533)	11,207,467
Gardens of DeCordova	4,870,000	-	(1,493,142)	3,376,858
Gardens of Weatherford	4,702,000	-	(1,566,989)	3,135,011
Runnymede Apartments	10,825,000	-	(2,902,074)	7,922,926
Bridle Ridge Apartments	7,885,000	-	(2,047,419)	5,837,581
Woodlynn Village	4,550,000	-	(1,277,776)	3,272,224
	$61,350,333	$-	$(16,857,807)	$44,492,526

Valuation - As all of the Company’s investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  Due to the limited market for the tax-exempt bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the bonds.  There is no active trading market for the bonds and price quotes for the bonds are not generally available.  As of June 30, 2009 and December 31, 2008, all of the Company’s tax-exempt mortgage revenue bonds were valued using discounted cash flow and yield to maturity analyses performed by management.  Management’s valuation encompasses judgment in its application.  The key assumption in management’s yield to maturity analysis is the range of effective yields on the individual bonds.  At June 30, 2009, the range of effective yields on the individual bonds was 7.8% to 8.5%.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these bonds.  Assuming an immediate 10 percent adverse change in the key assumption, the effective yields on the individual bonds would increase to a range of 8.6% to 9.5% and would result in additional unrealized losses on the bond portfolio of approximately $4.1 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  Pricing services, broker quotes and management’s analyses provide indicative pricing only.

Unrealized gains or losses on these tax-exempt bonds are recorded in accumulated other comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. As of June 30, 2009, all of the current bond investments have been in an unrealized loss position for greater than twelve months.  The current unrealized losses on the bonds are not considered to be other-than-temporary because the Company has the intent and ability to hold these securities until their value recovers or until maturity, if necessary.  Ultimately, the Company views the bond collateral as the most likely source of bond principal repayment.  Therefore, as long as the value of the real property securing the bonds exceeds the outstanding bond principal, the Company believes that no other-than-temporary impairment is indicated.  The unrealized gain or loss will continue to fluctuate each reporting period based on the market conditions and present value of the expected cash flow.

In general, credit and capital markets have deteriorated over the past 12 to 18 months.  The deterioration has negatively impacted the fair value of the bonds over that same time period.  Although valuations have improved in the second quarter, if uncertainties in these markets continue, the markets deteriorate further or the Company experiences further deterioration in the values of its investment portfolio, or if the Company’s intent and ability to hold certain bonds changes, the Company may recognize impairments to its investment portfolio through earnings which would negatively impact the Company’s results of operations.

In July 2009, the Company made taxable loans to the property owners of Woodland Park and The Gardens of Decordova to allow for the continued lease up and stabilization of the properties and the payment of bond debt service.  Such taxable loans were approximately $700,000 and $290,000, respectively.  The construction of Woodland Park was completed in November 2008 and lease up continues.  As of June 30, 2009, the property had 81 units leased out of a total available units of 236, or 34% physical occupancy.  The construction of The Gardens of Decordova was completed in April 2009 and lease up continues.  As of June 30, 2009, the property had 18 units leased out of a total available units of 76, or 24% physical occupancy.

During the first quarter of 2009, the Company made a taxable loan to the owners of The Gardens of Weatherford Apartments of approximately $141,000 to help fund construction activities and current bond debt service reserves through construction completion and property stabilization.  The Gardens of Weatherford Apartments is currently under construction in Weatherford, Texas and will contain 76 units upon completion.  The developer and principals have guaranteed completion and stabilization of the project.  The general contractor has a guaranteed maximum price contract and payment and performance bonds are in place. Due to numerous zoning, planning and design issues encountered in the building permit application process, construction on this project is significantly behind schedule.  At this time infrastructure construction activities have been substantially completed but no construction has begun on the actual apartment buildings.  The developer is currently evaluating the project funding and is investigating potential sources of additional or alternative funding should such additional funds be required to complete the project.  At this time the estimated final completion date is March 2010 with some units available for rent in December 2009.

In June 2007, the Company acquired bonds with a combined face value of $5.9 million, the proceeds of which were to be used to finance the construction of a 72 unit multifamily apartment complex in Gardner, Kansas known as Prairiebrook Village.  The property owner defaulted on these bonds and the bond trustee filed a petition of foreclosure on the mortgage securing the bonds in May 2008.  In October 2008, the Company received approximately $4.5 million from the trustee representing unused bond proceeds.  The bond trustee has received a summary judgment against the owner and developer for the unpaid principal balance.  Currently the land which was owned by the project is being held for sale by the bond trustee.  Upon the sale of the land the Company intends to pursue its remedies against the project owner and developer on its guarantees.  The Company has recorded a receivable of $1.0 million which is included in Other Assets on the Condensed Consolidated Balance Sheet and holds the related land as an asset held for sale valued at $375,000.

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

At June 30, 2009, the Partnership held an interest in nine MF Properties containing 964 rental units, of which four are located in Ohio, two are located in Kentucky, one is located in Virginia, one is located in Georgia, and one in North Carolina.

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

6.  Discontinued Operations and Assets Held for Sale

In April 2009, the Company acquired the Series A and B Oak Grove Commons Apartments tax-exempt mortgage revenue bonds for $2.6 million which represented 100% of the bond issuance.  The Series A bond par value is $5.6 million and the Series B bond par value is $1.4 million.  The bonds were issued for the construction of the Oak Grove Commons Apartments, a 168 unit multifamily apartment complex located in Conway, Arkansas.  At the time of acquisition the bonds were in technical default as the property had not reached stabilization and was not current on debt service.  The Company purchased the bonds with the intent to evaluate the property and determine if the bonds could be restructured and maintained as an investment.  The Company determined that it would no longer maintain the bond as an investment and, therefore, foreclosed on the bonds.  In June the Company took ownership of the property with the intent to sell the apartment complex to a third party.  At this time the property assets are presented as assets held for sale.  The Company expects to complete a sale of the property before year end at a price in excess of the $2.6 million paid to acquire the bonds.

In February 2009, the tax-exempt mortgage revenue bonds secured by Ashley Pointe at Eagle Crest in Evansville, Indiana, Woodbridge Apartment of Bloomington III in Bloomington, Indiana, and Woodbridge Apartments of Louisville II in Louisville, Kentucky were redeemed.  The properties financed by these redeemed mortgage revenue bonds were required to be consolidated into the Company’s financial statements as VIEs under FIN 46R.  During the fourth quarter of 2008, these VIEs met the criteria for discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS No. 144”), and they were classified as such in the consolidated financial statements for all periods presented. In order to properly reflect the transaction under FIN 46R, the Company recorded the redemption of the bonds as a sale of the properties as though they were owned by the Company.  The transaction was completed for a total purchase price of $32.0 million resulting in a gain on sale for GAAP reporting to the Company of approximately $26.5 million.  The redemption of the bonds did not result in a taxable gain to the Partnership.  The redeemed bonds were collateral on the Company’s TOB facility.  As of the closing date of the redemption, the Company placed on deposit with Bank of America $23.6 million as replacement collateral.  The restricted cash amount was released on June 18, 2009 when the TOB facility was collapsed and the Company entered into its’ new term loan agreement with Bank of America (see Note 7).

As of December 31, 2008, $19.6 million of the total outstanding debt related to the Company’s bond portfolio was allocated to discontinued operations.   Interest expense was allocated to discontinued operations based on the historical effective rate of the Company’s debt financing applied to the debt financing allocated to discontinued operations.  The Company allocated to discontinued operations interest expense of $0 and $81,500 for the three and six months ended June 30, 2009, respectively, and $242,300 and $607,400 for the three and six months ended June 30, 2008, respectively.

The following presents the components of the assets and liabilities of discontinued operations as of June 30, 2009 and December 31, 2008 and the revenues, expenses and income from discontinued operations, excluding the gain on sale of $26.5 million, for the three and six months ended June 30, 2009 and 2008.

	June 30, 2009	Dec. 31, 2008
Cash and cash equivalents	$-	$164,861
Restricted cash	-	322,560
Land	-	1,497,355
Buildings and improvements	-	23,696,355
Real estate assets before accumulated depreciation	-	25,193,710
Accumulated depreciation	-	(17,927,345)
Net real estate assets	-	7,266,365
Other assets	-	360,075
Total assets from discontinued operations	-	8,113,861
Total liabilities of discontinued operations	-	23,264,589
Net deficits of discontinued operations	$-	$(15,150,728)

	Three Months Ended June 30,
	2009	2008
Rental Revenues	$-	$1,290,463
Expenses	-	1,110,517
Income from discontinued operations	$-	$179,946

	Six Months Ended June 30,
	2009	2008
Rental Revenues	$849,366	$2,612,408
Expenses	501,926	2,238,705
Income from discontinued operations	$347,440	$373,703

7.  Debt Financing and Mortgage Payable

In June 2009, the Company entered into a new secured credit facility with Bank of America which refinanced the maturing Tender Option Bond (“TOB”) facility.  The new credit facility has a one-year term with a six-month renewal option held by the Company, an annual floating interest rate of daily LIBOR plus 390 basis points and a loan amount of $50.0 million.  The proceeds from the new credit facility plus the cash collateral held by Bank of America for the TOB facility were used to retire the outstanding balance on the TOB facility.  The new credit facility is secured by 13 tax-exempt mortgage revenue bonds with a total par value of $112.1 million plus approximately $1.5 million in restricted cash.  Financial covenants for the new credit facility include the maintenance of a leverage ratio not to exceed 70% and a minimum liquidity of $5.0 million by the Company.  Additionally, the properties which secure the bond portfolio which is collateral for the new credit facility are to maintain, as a group, a minimum debt service coverage of 1.1 to 1 and a loan to value ratio not to exceed 75%.  At June 30, 2009, all of the Company’s debt financing was attributable to continuing operations. As of December 31, 2008, the Company had debt financing of $76.6 million secured by 17 tax-exempt mortgage revenue bonds with a total par value of $141.3 million plus approximately $5.0 million in restricted cash.  At December 31, 2008, three of the tax-exempt mortgage revenue bonds securing the debt financing were those of the consolidated VIEs presented as discontinued operations.  Accordingly, $19.6 million of the debt financing was classified in liabilities of discontinued operations.  The remaining $57.0 million of debt financing at December 31, 2008, was classified as continuing operations.

As of June 30, 2009, Mortgages Payables related to the MF Properties totaled approximately $37.3 million.  The acquisition of the Greens of Pine Glen in February 2009 was financed with an assumed mortgage loan of $6.5 million. The unpaid balance of the note bears a 7% annual interest rate payable monthly.  The initial maturity date of the loan is September 2010 at which time the borrower has an option to extend the note for 18 months. Approximately $19.9 million in outstanding mortgage financing related to the MF Properties located in Ohio and Kentucky was due in July 2009.  This mortgage loan contains three one-year renewal options held by the borrower.  The borrower provided the appropriate notification to the lender of its intent to renew the mortgage for an additional year from the date of original maturity.  Subsequent to June 30, 2009, the borrower entered into a Maturity Date Extension Agreement for the mortgage loan which extended the maturity on the mortgage one year to July 2010.  In connection with the extension, the Company paid down the mortgage balance related to two of the financed properties, Eagle Ridge and Meadowview.  The outstanding principal was reduced by approximately $7.1 million in July 2009 resulting in a new outstanding mortgage balance of approximately $12.8 million and the Eagle Ridge and Meadowview properties were released as collateral for the loan.

The Company’s aggregate borrowings as of June 30, 2009 contractually mature over the next five years and thereafter as follows, after allowing for the subsequent mortgage extension and pay down as discussed above:

2009	$7,341,632
2010	62,851,625
2011	4,622,892
2012	6,406,433
2013	6,107,673
Thereafter	-
Total	$87,330,255

The Company continues to explore refinancing opportunities for its outstanding debt.  While the Company expects to be able to renew or refinance its debt as it maturities, if the current illiquidity in the financial markets continues or further deteriorates, the counterparties on the Company’s credit facilities may be unable or unwilling to meet their commitments and the Company’s ability to renew or refinance its outstanding debt financing may be negatively affected.

8.  Issuance of Additional Beneficial Unit Certificates

In May 2009, the Partnership issued, through an underwritten public offering, a total of 3,500,000 BUCs at a public offering price of $5.00 per BUC. Net proceeds realized by the Partnership from the issuance of the additional BUCs were approximately $16.2 million, after payment of an underwriter's discount and other offering costs of approximately $1.3 million. The proceeds will be used to acquire additional tax-exempt revenue bonds and other investments meeting the Partnership's investment criteria as described in Notes 1 and 4, and for general working capital needs. The offering was made pursuant to a shelf registration statement filed with the Securities and Exchange Commission.

9.  Transactions with Related Parties

The general partner of the Partnership, AFCA 2, is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its tax-exempt mortgage revenue bonds or other tax-exempt investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. For the three and six months ended June 30, 2009, the Partnership paid administrative fees to AFCA 2 of approximately $67,500 and $138,000, respectively.  For the three and six months ended June 30, 2008, the Partnership paid administrative fees to AFCA 2 of approximately $83,400 and $175,900, respectively. In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the tax-exempt mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these tax-exempt mortgage revenue bonds and totaled approximately $56,000 and $117,600 for the three and six months ended June 30, 2009, respectively. For the three and six months ended June 30, 2008, these administrative fees totaled approximately $77,600 and $168,000, respectively.

AFCA 2 earned mortgage placement fees in connection with the acquisition of certain tax-exempt mortgage revenue bonds.  These mortgage placement fees were paid by the owners of the respective properties and, accordingly, have not been reflected in the accompanying condensed consolidated financial statements because these properties are not considered VIEs. During the three and six months ended June 30, 2009, AFCA 2 earned mortgage placement fees of approximately $0 and $91,700, respectively. During the three and six months ended June 30, 2008, AFCA 2 earned mortgage placement fees of approximately $0 and $61,250, respectively.

An affiliate of AFCA 2, America First Property Management Company, LLC (“Properties Management”), was retained to provide property management services for Ashley Square, Ashley Pointe at Eagle Crest, Iona Lakes Apartments, Bent Tree Apartments, Lake Forest Apartments, Fairmont Oaks Apartments, Cross Creek Apartments, Eagle Ridge, Crescent Village, Meadowview, Willow Bend, Postwoods I, Postwoods II, Churchland, Glynn Place and The Greens. The management fees paid to Properties Management amounted to approximately $204,800 and $429,600 for the three and six months ended June 30, 2009, respectively. The management fees paid to Properties Management during the first three and six months ended June 30, 2008 totaled approximately $186,000 and $366,000, respectively. For the VIEs, these management fees are not Partnership expenses but are recorded by each applicable VIE entity and, accordingly, have been reflected in the accompanying consolidated financial statements. Such fees are paid out of the revenues generated by the properties owned by the VIEs prior to the payment of any interest on the tax-exempt mortgage revenue bonds and taxable loans held by the Partnership on these properties. For the MF Properties, these management fees are considered real estate operating expenses.  Additionally, Properties Management was retained to provide property management services for Clarkson College and Chandler in 2008 and Clarkson College, Woodland Park, Gardens of Decordova and Oak Grove in 2009.  The management fees paid to Properties Management by these entities amounted to approximately $47,500 and $68,200 during the three and six months ended June 30, 2009, respectively. The management fees paid to Properties Management by these entities amounted to approximately $16,000 and $39,000 during the three and six months ended June 30, 2008, respectively.

The shareholders of the limited-purpose corporations which own four of the apartment properties financed with tax-exempt bonds and taxable loans held by the Company are employees of The Burlington Capital Group LLC, the general partner of AFCA 2 (“Burlington”) who are not involved in the operation or management of the Company and who are not executive officers or managers of Burlington.

10.  Interest Rate Derivative Agreements

As of June 30, 2009, the Company has three derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing and mortgages payable. The terms of the derivative agreements are as follows:

		Effective	Maturity	Purchase
Date Purchased	Notional Amount	Capped Rate	Date	Price	Counterparty

June 18, 2009	$50,000,000	0.75%	December 31, 2010	$554,000	Bank of America

June 29, 2007	$19,920,000	8.30%	July 1, 2009	$17,500	JP Morgan

October 29, 2008	$4,480,000	6.00%	November 1, 2011	$26,512	Bank of America

Prior to June 2009, the Company had four derivative agreements.  As part of the refinancing of the TOB facility two of these agreements were cancelled and one new derivative was purchased.  The cancelled derivatives were a $15.0 million interest rate swap and a $60.0 million interest rate cap.  The cancellation of these derivatives resulted in a cash payment by the Company to counterparties of approximately $62,300.  The derivative purchased is a one-month LIBOR interest rate cap with a notional value of $50.0 million which was purchased for approximately $554,000.  This new interest rate cap effectively caps the interest rate to be paid on the Company’s new secured credit facility at 0.75% plus 390 basis points, or 4.65%.  In addition, in July 2009, the Company purchased a new interest rate cap related to the mortgage extension discussed in Footnote 7.  This derivative is a 0.5% interest rate cap with a notional value of $12.8 million and a purchase price of $51,500.

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $37,100 and $490,500 for the three and six months ended June 30, 2009, respectively. The change in fair value of these derivative contracts resulted in an approximate $145,000 decrease in interest expense for the three months ended June 30, 2008 and an increase in interest expense of approximately $38,000 for the six months ended June 30, 2008.

11.  Segment Reporting

The Company consists of three reportable segments, Tax-Exempt Bond Investments, MF Properties, and VIEs.  In addition to the three reportable segments, the Company also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

Tax-Exempt Bond Investments Segment

The Tax-Exempt Bond Investments segment consists of the Company’s portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  Such tax-exempt bonds are held as long-term investments.  As of June 30, 2009, the Company held nine tax-exempt bonds (secured by eight properties) not associated with VIEs and six tax-exempt bonds associated with VIEs.  The multifamily apartment properties financed by these tax-exempt bonds contain a total of 1,137 rental units.

MF Properties Segment

The MF Properties segment consists of indirect equity interests in multifamily apartment properties which are not currently financed by tax-exempt bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring.  In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties.  The Partnership’s interests in its current MF Properties are not currently classified as Assets Held for Sale because the Partnership is not actively marketing them for sale, there is no definitive purchase agreement in existence and, therefore, no sale is expected in the next twelve months.  During the time the Partnership holds an interest in a MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.  Any such cash distribution will contribute to the Partnership’s Cash Available for Distribution (“CAD”).  As of June 30, 2009, the Company held limited partner interests in the owners of nine MF Properties containing a total of 964 rental units.

The VIE Segment

The VIE segment consists of multifamily apartment properties which are financed with tax-exempt bonds held by the Partnership, the assets, liabilities and operating results of which are consolidated with those of the Partnership as a result of FIN 46R.  The tax-exempt bonds on these VIE properties are eliminated from the Company’s financial statements as a result of such consolidation, however, such bonds are held as long-term investments by the Partnership which continues to be entitled to receive principal and interest payments on such bonds.  The Company does not actually own an equity position in the VIEs or their underlying properties.  As of June 30, 2009, the Company consolidated six VIE multifamily apartment properties containing a total of 1,288 rental units.

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

The following table details certain key financial information for the Company’s reportable segments for the three and six month periods ended June 30, 2009 and 2008:
	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Total revenue
Tax-Exempt Bond Financing	$2,145,230	$2,454,726	$6,694,763	$5,118,998
MF Properties	1,838,963	1,091,763	3,470,661	2,184,799
VIEs	2,064,029	2,251,925	4,183,574	4,472,284
Consolidation/eliminations	(1,072,520)	(1,438,579)	(4,639,694)	(2,866,153)
Total revenue	$4,975,702	$4,359,835	$9,709,304	$8,909,928

Interest expense
Tax-Exempt Bond Financing	$668,623	$666,740	$1,691,243	$1,939,885
MF Properties	296,707	209,153	546,509	459,563
VIEs	1,638,576	1,477,724	3,149,420	2,945,585
Consolidation/eliminations	(1,638,577)	(1,720,094)	(3,230,974)	(3,553,069)
Total interest expense	$965,329	$633,523	$2,156,198	$1,791,964

Depreciation expense
Tax-Exempt Bond Financing	$-	$-	$-	$-
MF Properties	463,730	229,598	864,158	459,196
VIEs	610,843	571,811	1,189,209	1,128,852
Consolidation/eliminations	-	-	-	-
Total depreciation expense	$1,074,573	$801,409	$2,053,367	$1,588,048

Income (loss) from continuing operations
Tax-Exempt Bond Financing	$659,297	$1,211,252	$3,260,819	$2,149,143
MF Properties	(296,568)	(78,163)	(682,410)	(352,614)
VIEs	(1,735,851)	(1,335,984)	(3,041,751)	(2,604,685)
Consolidation/eliminations	799,792	294,385	(1,085,532)	716,546
Income (loss) from continuing operations	$(573,330)	$91,490	$(1,548,874)	$(91,610)

Net income (loss)
Tax-Exempt Bond Financing	$659,297	$1,211,252	$3,260,819	$2,149,143
MF Properties	(293,604)	(77,382)	(675,586)	(349,088)
VIEs	(1,735,851)	(1,695,913)	31,744,694	(3,191,223)
Consolidation/eliminations	799,792	834,260	(9,137,223)	1,676,787
Net income	$(570,366)	$272,217	$25,192,704	$285,619

			June 30, 2009	December 31, 2008
Total assets
Tax-Exempt Bond Financing			$135,915,539	$158,156,573
MF Properties			54,634,324	47,571,345
VIEs			58,299,480	56,467,499
Consolidation/eliminations			(74,182,557)	(104,322,141)
Total assets			$174,666,786	$157,873,276

Total partners' capital
Tax-Exempt Bond Financing			$92,467,992	$77,498,951
MF Properties			6,725,812	6,771,635
VIEs			(37,923,670)	(69,668,362)
Consolidation/eliminations			19,872,159	26,225,387
Total partners' capital			$81,142,293	$40,827,611

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

13.  Recently Issued Accounting Pronouncements

In June 2009, the FASB   issued   Statement No. 168,     The     FASB     Accounting     Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (SFAS No. 168). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 is not expected to have a material impact on the financial statements.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS No. 167). SFAS No. 167 retains the scope of Interpretation 46(R), Consolidation of Variable Interest Entities, with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. SFAS No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact of SFAS No. 167 on the financial statements.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (SFAS No. 166). On and after the effective date of SFAS No. 166 , the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. SFAS No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. SFAS No. 166 is not expected to have a material impact on the financial statements.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 was effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 did not affect the consolidated balance sheet, statement of operations, or cash flows.

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

The FSPs were effective for the Company for interim and annual periods ending after June 15, 2009 and did not have a material impact on the Company’s financial statements.

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

Assets and liabilities measured at fair value on a recurring basis, in thousands, are summarized below:
		Fair Value Measurements at June 30, 2009
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
				Significant Unobservable Inputs (Level 3)
	Assets/Liabilities at Fair Value
Description
Assets
Tax-exempt Mortgage Revenue Bonds	$48,490,189	$-	$-	$48,490,189
Interest Rate Derivatives	428,627	-	-	428,627
Total Assets at Fair Value	$48,918,816	$-	$-	$48,918,816

		For six months ended June 30, 2009 Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

		Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives
				Total
Beginning Balance January 1, 2009		$44,492,526	$302,849	$44,795,375
Total gains or losses (realized/unrealized)
Included in earnings		-	(490,522)	(490,522)
Included in other comprehensive income		4,115,663	-	4,115,663
Purchases, issuances and settlements		(118,000)	616,300	498,300
Ending Balance June 30, 2009		$48,490,189	$428,627	$48,918,816

Total amount of gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30, 2009		$-	$(490,522)	$(490,522)

		Fair Value Measurements at December 31, 2008
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
				Significant Unobservable Inputs (Level 3)
	Assets/Liabilities at Fair Value
Description
Assets
Tax-exempt Mortgage Revenue Bonds	$44,492,526	$-	$-	$44,492,526
Interest Rate Derivatives	302,849	-	-	302,849
Total Assets at Fair Value	$44,795,375	$-	$-	$44,795,375

		For six months ended June 30, 2008 Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

		Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives
				Total
Beginning Balance January 1, 2008		$66,167,116	$12,439	$66,179,555
Total gains or losses (realized/unrealized)
Included in earnings			(38,328)	(38,328)
Included in other comprehensive income		(2,816,371)		(2,816,371)
Purchases, issuances and settlements		(2,500,793)		(2,500,793)
Ending Balance June 30, 2008		$60,849,952	$(25,889)	$60,824,063

Total amount of gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30, 2008		$-	$(38,328)	$(38,328)

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

Executive Summary

Challenging economic conditions continued during the second quarter of 2009, with tight credit conditions and slow growth.  As a result of these conditions, the cost and availability of credit has been, and may continue to be, adversely affected in all markets in which we operate. Concern about the stability of the markets generally, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce, and in some cases, cease, to provide funding to borrowers. If these market and economic conditions continue, they may limit our ability to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our financial condition and results of operations.

Although the consequences of these conditions and their impact on our ability to pursue our plan to grow through investments in additional tax-exempt bonds secured by first mortgages on affordable multifamily housing projects are not fully known, we do not anticipate that our existing assets will be adversely affected in the long-term.  We believe the current tightening of credit may create opportunities for additional investments consistent with the Partnership's investment strategy because it may result in fewer parties competing to acquire tax-exempt bonds issued to finance affordable housing.  The Company is currently evaluating a number of attractive potential investments and continues to be presented with investment opportunities on a regular basis.  There can be no assurance that we will be able to finance additional acquisitions of tax-exempt bonds through either additional equity or debt financing.  If uncertainties in these markets continue, the markets deteriorate further or the Company experiences further deterioration in the values of its investment portfolio, the Company may incur impairments to its investment portfolio which could negatively impact the Company’s financial statements.

Additionally, the current negative economic conditions, unemployment, lack of jobs growth, low home mortgage interest rates and tax incentives provided to first time homebuyers have begun to have a negative impact on the properties which collateralize our tax-exempt bond investments, the VIEs and our MF Properties in the form of declining occupancy.  Economic occupancy at the MF Properties was 85% during the first half of 2009 as compared to 89% in the first half of 2008. Economic occupancy of the VIEs was 76% in 2009 and 84% in 2008.  These issues will have a negative impact on the overall property operations and profitability in the short-term, however, we expect that long-term property operations will not be impacted significantly.

In 2009 Company debt consisting of the entire balance of the TOB facility of approximately $76.6 million plus approximately $19.9 million of mortgages payables on MF Properties were to mature in July.  In June 2009, the Company entered into a new secured credit facility with Bank of America which refinanced the maturing TOB facility.  The new credit facility has a one-year term with a six-month renewal option held by the Company, an annual floating interest rate of daily LIBOR plus 390 basis points and a loan amount of $50.0 million.  The proceeds from the new credit facility plus the cash collateral held by Bank of America for the TOB facility were used to retire the outstanding balance on the TOB facility.  The new credit facility is secured by 13 tax-exempt mortgage revenue bonds with a total par value of $112.1 million plus approximately $1.5 million in restricted cash.  Financial covenants for the new credit facility include the maintenance of a leverage ratio not to exceed 70% and a minimum liquidity of $5.0 million by the Company.  Additionally, the properties which secure the bond portfolio which is collateral for the new credit facility are to maintain, as a group, a minimum debt service coverage of 1.1 to 1 and a loan to value ratio not to exceed 75%.  In addition to the TOB facility,  the approximately $19.9 million in outstanding mortgage financing related to the MF Properties located in Ohio and Kentucky was due in July 2009.  This mortgage loan contains three one-year renewal options held by the borrower.  The borrower provided the appropriate notification to the lender of its intent to renew the mortgage for an additional year from the date of original maturity.  Subsequent to June 30, 2009, the borrower entered into a Maturity Date Extension Agreement for the mortgage loan which extended the maturity on the mortgage one year to July 2010.  In conjunction with the extension, the Company paid down the mortgage balance related to two of the financed properties, Eagle Ridge and Meadowview.  The outstanding principal was reduced by approximately $7.1 million in July resulting in a new outstanding mortgage balance of approximately $12.8 million and the Eagle Ridge and Meadowview properties were released as collateral for the loan.

The Partnership has an effective Registration Statement on Form S-3 with the SEC relating to the sale of up to $100.0 million of its BUCs.  Pursuant to this Registration Statement, in May 2009, the Partnership issued, through an underwritten public offering, a total of 3,500,000 BUCs at a public offering price of $5.00 per BUC. Net proceeds realized by the Partnership from the issuance of the additional BUCs were approximately $16.2 million, after payment of an underwriter's discount and other offering costs of approximately $1.3 million. The proceeds will be used to acquire additional tax-exempt revenue bonds and other investments meeting the Partnership's investment criteria and for general working capital needs.  To date, the Partnership has issued approximately $47.1 million of BUCs under this Registration Statement and intends to issue additional BUCs from time to time.

The Company believes that current market conditions have created significant investment opportunities and it will seek to aggressively pursue those opportunities.  More specifically, the current credit crisis has severely disrupted the financial markets and, in our view, has also created potential investment opportunities for the Company.  Non-traditional participants in the multifamily housing debt sector are either reducing their participation in the market or are being forced to downsize their existing portfolio of investments.  The Company believes this is creating opportunities to acquire existing tax-exempt bonds from distressed entities at attractive yields.  Additionally, the current credit crisis is providing the potential for investments in quality real estate assets to be acquired from distressed owners and lenders.  The Company’s ability to restructure existing debt together with the ability to improve the operations of the underlying apartment properties through our affiliated property management company, America First Property Management Company, L.L.C., results in a valuable tax-exempt bond investment which is supported by the valuable collateral and operations of the underlying real property.  The Company is currently evaluating a number of attractive potential investments and continues to be presented with investment opportunities on a regular basis.  While we believe the Company is well-positioned to aggressively pursue new investment opportunities thereby creating value to shareholders in the form of a strong tax-exempt bond investment, there is no guarantee that we will be able to consummate any such transaction.

The Company’s regular annual distributions were paid at a rate of $0.54 per BUC, or $0.135 per quarter per BUC, through the first quarter of 2009.  Given the changes to the Company’s credit facilities, the general partner has completed financial models in order to estimate the impact of the change in credit facilities on CAD.  In order to ensure that cash provided by the Company’s tax-exempt mortgage revenue bonds and other investments will be adequate to meet its projected liquidity requirements, including the payment of expenses, interest and distributions to BUC holders, beginning with the second quarter 2009 distribution, the general partner changed the Company’s regular annual distribution to $0.50 per BUC, or $0.125 per quarter per BUC.  The general partner believes that distributions at this level are sustainable, however, if actual results vary from current projections and the actual CAD generated is less than the new regular distribution, such distribution amount may need to be reduced.

Discussion of the Partnership Bond Holdings and the Related Apartment Properties as of June 30, 2009

The Partnership’s purpose is to acquire and hold as long-term investments a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  At June 30, 2009, the Partnership held 15 tax-exempt mortgage bonds (secured by 14 properties), six of which are secured by properties held by VIEs and, therefore, eliminated in consolidation on the Company’s financial statements.  The eight properties underlying the nine non-consolidated tax-exempt mortgage bonds contain a total of 1,137 rental units.  At June 30, 2008, the Partnership held 19 tax-exempt mortgage bonds (secured by 17 properties), eight of which were secured by properties held by VIEs and, therefore, eliminated in consolidation on the Company's financial statements. At June 30, 2008, the nine properties underlying the eleven non-consolidated tax-exempt mortgage bonds secured by apartment properties contained a total of 1,209 rental units.

To facilitate its investment strategy of acquiring additional tax-exempt mortgage bonds secured by multifamily apartment properties, the Partnership may acquire ownership positions in apartment properties (“MF Properties”). The Partnership expects to ultimately restructure the property ownership through a sale of the MF Properties and a syndication of low income housing tax credits (“LIHTCs”).  The Partnership expects to provide the tax-exempt mortgage revenue bonds to the new property owners as part of the restructuring.   Such restructurings will generally be expected to be initiated within 36 months of the initial investment in an MF Property and will often coincide with the expiration of the compliance period relating to LIHTCs previously issued with respect to the MF Property.  The Partnership will not acquire LIHTCs in connection with these transactions. As of June 30, 2009, the Partnership’s wholly-owned subsidiaries held limited partnership interests in nine entities that own MF Properties containing a total of 964 rental units.  As of June 30, 2008, a wholly-owned subsidiary of the Partnership held limited partnership interests in six entities that own MF Properties containing a total of 544 rental units.

The VIEs’ primary operating strategy focuses on multifamily apartment properties as long-term investments.  Each VIE owns one multifamily apartment property that has been financed by a tax-exempt mortgage revenue bond held by the Partnership.  As of June 30, 2009, the Company consolidated six VIE multifamily apartment properties containing a total of 1,288 rental units.  As of June 30, 2008, the Company consolidated eight VIE multifamily apartment properties containing a total of 1,764 rental units.

The following table outlines certain information regarding the apartment properties on which the Partnership holds tax-exempt mortgage bonds (separately identifying those treated as VIEs) and the MF Properties owned by the Partnership.  The narrative discussion that follows provides a brief operating analysis of each property during the first six months of 2009.

			Number of Units Occupied	Percentage of Occupied Units as of June 30,		Economic Occupancy (1) for the period ended June 30,
		Number
Property Name	Location	of Units		2009	2008	2009	2008

Non-Consolidated Properties
Bella Vista Apartments	Gainesville, TX	144	131	91%	95%	90%	91%
Bridle Ridge Apartments	Greer, SC	152	129	85%	77%	81%	64%
Clarkson College	Omaha, NE	142	87	61%	58%	71%	79%
Gardens of DeCordova (4)	Granbury, TX	76	n/a	n/a	n/a	n/a	n/a
Gardens of Weatherford (2)	Weatherford, TX	76	n/a	n/a	n/a	n/a	n/a
Runnymede Apartments	Austin, TX	252	227	90%	70%	97%	75%
Woodland Park (4)	Topeka, KS	236	n/a	n/a	n/a	n/a	n/a
Woodlynn Village	Maplewood, MN	59	58	98%	88%	99%	99%
		1,137	632	84%	75%	89%	79%

VIEs
Ashley Square	Des Moines, IA	144	141	98%	97%	93%	86%
Bent Tree Apartments	Columbia, SC	232	212	91%	96%	79%	86%
Cross Creek (4)	Beaufort, SC	144	n/a	n/a	n/a	n/a	n/a
Fairmont Oaks Apartments	Gainsville, FL	178	154	87%	96%	81%	90%
Iona Lakes Apartments	Ft. Myers, FL	350	264	75%	80%	63%	66%
Lake Forest Apartments	Daytona Beach, FL	240	202	84%	95%	78%	92%
		1,288	973	85%	93%	76%	84%

MF Properties
Churchland (3)	Chesapeake, VA	124	119	96%	n/a	88%	n/a
Crescent Village	Cincinnati, OH	90	82	91%	93%	80%	86%
Eagle Ridge	Erlanger, KY	64	57	89%	84%	74%	80%
Glynn Place (3)	Brunswick, GA	128	97	76%	n/a	74%	n/a
Greens of Pine Glen (3)	Durham, NC	168	158	94%	n/a	90%	n/a
Meadowview	Highland Heights, KY	118	107	91%	98%	86%	98%
Postwoods I	Reynoldsburg, OH	92	81	88%	96%	87%	87%
Postwoods II	Reynoldsburg, OH	88	84	95%	100%	91%	93%
Willow Bend	Columbus (Hilliard), OH	92	90	98%	92%	95%	88%
		964	875	91%	95%	85%	89%

(1) Economic occupancy is presented for the six months ended June 30, 2009 and 2008, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented, therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(2) This property is still under construction as of June 30, 2009, and therefore has no occupancy data.
(3) Previous period occupancy numbers are not available, as this is a new investment.
(4) Construction on these properties has been completed and the properties are in a lease up and stabilization period. As of June 30, 2009, Cross Creek has leased 6 of a total of 144 units, Gardens of Decordova has leased 18 of a total of 76 units and Woodland Park has leased 81 of a total of 236 units.

Non-Consolidated Properties

Bella Vista – Bella Vista Apartments is located in Gainesville, Texas.  In the first half of 2009, Bella Vista’s operations resulted in Net Operating Income (calculated as property revenue less salaries, advertising, administration, utilities, repair and maintenance, insurance, taxes, and management fee expenses) of $281,000 as compared to $270,000 in 2008.  The increase was a result of a decrease in salary expense and property insurance expense.

Bridle Ridge Apartments -–  Bridle Ridge Apartments is located in Greer, South Carolina.  In the first half of 2009, Bridle Ridge Apartments’ operations resulted in Net Operating Income of $334,000 as compared to $225,000 in 2008.  This increase is a direct result of increased occupancy which led to increased revenues.

Clarkson College – Clarkson College is a 142 bed student housing facility located in Omaha, Nebraska.  In the first half of 2009, Net Operating Income was $205,000 as compared to $226,000 in 2008.  The decrease is attributable to a decline in revenue resulting from decreased economic occupancy.

Gardens of DeCordova – The Gardens of DeCordova Apartments is located in Granbury, Texas and began leasing its 76 units in November 2008.  As of June 30, 2009, 76 units have been completed and are available for rent and 18 units are currently occupied.  The developer and principals have guaranteed completion and stabilization of the project.  During the first half of 2009, the property owners made additional capital contributions and in July 2009 the Company made a taxable loan of approximately $290,000 to the project to fund debt service on the bonds through property stabilization.  Additionally, Properties Management was engaged to replace the prior property manager and is currently managing the property.

Gardens of Weatherford – The Gardens of Weatherford Apartments is currently under construction in Weatherford, Texas and will contain 76 units upon completion.  The developer and principals have guaranteed completion and stabilization of the project.  The general contractor has a guaranteed maximum price contract and payment and performance bonds are in place.  During the first half of 2009 the Company made a taxable loan to the owners of the property of approximately $141,000 to help fund the construction activities and current bond debt service reserves through construction completion and property stabilization. Additionally, Properties Management was engaged to replace the prior property manager and is currently managing the property and monitoring the construction progress.  Due to numerous zoning, planning and design issues encountered in the building permit application process, construction on this project is significantly behind schedule.  At this time infrastructure construction activities have been substantially completed but no construction has begun on the actual apartment buildings.  The developer is currently evaluating the project funding and is investigating potential sources of additional or alternative funding should such additional funds be required to complete the project.  At this time the estimated final completion date is March 2010 with some units available for rent in December 2009.

Runnymede Apartments – Runnymede Apartments is located in Austin, Texas.  In the first half of 2009, Runnymede Apartment’s operations resulted in Net Operating Income of $464,000 as compared to $179,000 in 2008.  This increase is a direct result of increased occupancy which led to increased revenues.

Woodland Park – Woodland Park Apartments began leasing its 236 units in Topeka, Kansas in November 2008. As of June 30, 2009, 236 units have been completed and are available for rent and 81 units are currently occupied.  The developer has guaranteed completion and stabilization of the project.

Woodlynn Village – Woodlynn Village is located in Maplewood, Minnesota.  In the first half of 2009, Net Operating Income was $147,000 as compared to $166,000 in 2008.  This decrease was the result of increased real estate taxes and property insurance expense.

VIEs

Ashley Square – Ashley Square Apartments is located in Des Moines, Iowa.  In the first half of 2009, Net Operating Income was $187,000 as compared to $141,000 in 2008.  This increase was the result of slightly higher property revenue from improved occupancy and lower repairs and maintenance expense.

Bent Tree – Bent Tree Apartments is located in Columbia, South Carolina.   In the first half of 2009, Net Operating Income was $268,000 as compared to $379,000 in 2008.  This decrease was the result of lower property revenue based on decreased occupancy.

Cross Creek – Cross Creek Apartments is located in Beaufort, South Carolina.  The Cross Creek bonds were acquired in April 2009.  At that time the project was not completed and was vacant.  The Company then made a $1.5 million taxable loan to the property owner to allow for the completion of construction, lease up and stabilization of the property and the payment of bond debt service.  Cross Creek Apartments began leasing its 144 units in June 2009.  As of June 30, 2009, 68 units have been completed and are available for rent and 6 units are currently occupied.

Fairmont Oaks – Fairmont Oaks Apartments is located in Gainesville, Florida.  In the first half of 2009, Net Operating Income was $339,000 as compared to $408,000 in 2008.  This decrease was a direct result of lower property revenue from decreased occupancy.

Iona Lakes – Iona Lakes Apartments is located in Fort Myers, Florida.  In the first half of 2009, Net Operating Income was $463,000 as compared to $492,000 in 2008.  This decrease was related to a decrease in property revenues from decreased occupancy and an increase in salaries expense.

Lake Forest – Lake Forest Apartments is located in Daytona Beach, Florida.  In the first half of 2009, Net Operating Income was $391,000 as compared to $568,000 in 2008.  This decrease was a direct result of lower property revenues due to decreased occupancy along with an increase in salary and utility expenses.

MF Properties

Commons at Churchland – Commons at Churchland is located in Chesapeake, Virginia.  Commons at Churchland was acquired in August 2008.  During the first half of 2009 the property recognized approximately $265,000 in Net Operating Income on revenue of $494,000.

Crescent Village – Crescent Village Townhomes is located in Cincinnati, Ohio.  In the first half of 2009, Crescent Village’s operations resulted in Net Operating Income of $151,000 as compared to $200,000 in 2008.   This decrease was the result of lower property revenue from decreased occupancy.

Eagle Ridge – Eagle Ridge Townhomes is located in Erlanger, Kentucky.  In the first half of 2009, Eagle Ridge’s operations resulted in Net Operating Income of $57,000 as compared to $99,000 in 2008.  This decrease was the result of lower property revenue from decreased occupancy and an increase in salary expense.

Glynn Place – Glynn Place Apartments is located in Brunswick, Georgia.  Glynn Place Apartments was acquired in October 2008.  During the first half of 2009 the property recognized approximately $153,000 in Net Operating Income on Revenue of $400,000.

Greens of Pine Glen – Greens of Pine Glen Apartments is located in Durham, North Carolina and contains 168 units.  A wholly-owned subsidiary of the Partnership acquired a 99% limited partner in the partnership that owns this property in February 2009.  As a result, the financial statements of this property have been consolidated with those of the Partnership since that time.  During this period the property recognized approximately $42,000 of net operating income on revenue of $463,000.

Meadowview – Meadowview Apartments is located in Highland Heights, Kentucky.  In the first half of 2009, Meadowview’s operations resulted in Net Operating Income of $206,000 as compared to $283,000 in 2008.  This decrease was a result of lower property revenue due to a decrease in occupancy.

Postwoods I – Postwoods Townhomes is located in Reynoldsburg, Ohio.  In the first half of 2009, Postwoods I’s operations resulted in Net Operating Income of $178,000 as compared to $207,000 in 2008. This decrease was a result of lower property revenue due to a decrease in occupancy along with an increase in salary expense.

Postwoods II – Postwoods Townhomes is located in Reynoldsburg, Ohio.  In the first half of 2009, Postwoods II’s operations resulted in Net Operating Income of $171,000 as compared to $208,000 in 2008.  This decrease was a result of lower property revenue due to a decrease in occupancy and an increase in salary and utility expenses.

Willow Bend – Willow Bend Townhomes is located in Columbus (Hilliard), Ohio.  In the first half of 2009, Willow Bend’s operations resulted in Net Operating Income of $183,000 as compared to $247,000 in 2008.  This decrease was a result of increased real estate taxes, salaries expense, and utilities expense offset by increased revenues resulting from increased occupancy.

Results of Operations

Consolidated Results of Operations

The following discussion of the Company’s results of operations for the three months and six months ended June 30, 2009 and 2008 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Three Months Ended June 30, 2009 compared to Three  Months Ended June 30, 2008 (Consolidated)

Change in Results of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2009	June 30, 2008	Dollar Change
Revenues:
Property revenues	$3,903,272	$3,386,038	$517,234
Mortgage revenue bond investment income	1,054,551	1,056,825	(2,274)
Other income (loss)	17,879	(83,028)	100,907
Total Revenues	4,975,702	4,359,835	615,867

Expenses:
Real estate operating (exclusive of items shown below)	2,580,266	2,109,825	470,441
Depreciation and amortization	1,679,036	1,035,598	643,438
Interest	965,329	633,523	331,806
General and administrative	324,401	489,399	(164,998)
Total Expenses	5,549,032	4,268,345	1,280,687

Income from continuing operations	(573,330)	91,490	(664,820)
Income from discontinued operations	-	179,946	(179,946)
Net income	(573,330)	271,436	(844,766)
Less: net loss attributable to noncontrolling interest	2,964	781	2,183
Net income - America First Tax Exempt Investors, L. P.	$(570,366)	$272,217	$(842,583)

Property revenues.  Property revenues increased as a result of revenue generated by the MF Properties acquired in the second half of 2008 and the first quarter of 2009.  These new properties added approximately $761,000 in revenue in the second quarter of 2009.  This increase was offset by a decrease in revenue at the existing VIE and MF Properties of approximately $244,000 due to lower occupancy levels.  The MF Properties averaged $620 per unit in monthly rent in 2009 as compared with $669 per unit in 2008.  Economic occupancy at the MF Properties was 85% during the second quarter of 2009 as compared to 92% in the second quarter of 2008. The VIEs averaged $576 per unit in monthly rent in 2009 as compared to $669 per unit in 2008.  Economic occupancy of the VIEs was 74% in 2009 and 89% in 2008.

Mortgage revenue bond investment income.  Mortgage revenue bond investment income during the second quarter of 2009 was flat compared to the second quarter of 2008 due to several items which offset each other.  The disposition of the Chandler Creek bond during the second quarter of 2008 and foreclosure of the Prairiebrook Village bond during the first half of 2008 decreased interest income by approximately $105,000. This decrease was offset by the Oak Grove bond investment acquired at the beginning of the second quarter of 2009, which generated approximately $107,000 interest income in the quarter.

Other income (loss).  The increase in other income is attributable to higher levels of temporary investments in liquid securities representing amounts presented as cash and cash equivalents and restricted cash.  Temporary investment levels were higher in 2009 due mainly to the cash received on the bond redemptions completed in February 2009.  Additionally, in 2008 there was a loss of  approximately $72,000 realized on the sale of  the Chandler bond.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties and the consolidated VIEs are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  Real estate operating expenses increased as a direct result of the expenses incurred by the newly acquired MF Properties, which were approximately $420,000 in the second quarter of 2009.

Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the apartment properties of the consolidated VIEs and the MF Properties and amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the TOB credit facility that was entered into in the second quarter of 2008.  Approximately $255,500 of the increase is attributable to deferred financing cost amortization, and net increase of approximately $111,900 of in-place lease amortization.  Depreciation expense increased approximately $229,000 due to the acquisition of new MF Properties and by approximately $46,600 due to depreciation of capital assets placed in service at the existing properties.

Interest expense.  Interest expense increased approximately $332,000 during the second quarter 2009 compared to the second quarter 2008.  The increase was due to a number of offsetting factors.  The Company’s quarterly borrowing cost decreased from 4.5% per annum in 2008 to 2.3% per annum in 2009 resulting in an approximate decrease of $466,000 compared to second quarter 2008.  Offsetting the interest rate decrease was interest expense attributable to marking interest rate derivatives to fair value.  The fair value adjustment increased interest expense by approximately $247,000 for 2009 as compared to the second quarter 2008.  Three new MF Properties were added to the portfolio which increased interest expense by approximately $204,000 due to the mortgage loans secured by these properties. The remaining increase in interest expense is due to the allocation of interest expense to discontinued operations in 2008.

General and administrative expenses.  General and administrative expenses decreased due to a reduction in professional fees, salaries, and adminstrative fees.

Six Months Ended June 30, 2009 compared to Six  Months Ended June 30, 2008 (Consolidated)

Change in Results of Operations

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2009	June 30, 2008	Dollar Change
Revenues:
Property revenues	$7,654,515	$6,699,433	$955,082
Mortgage revenue bond investment income	2,002,895	2,265,389	(262,494)
Other income (loss)	51,894	(54,894)	106,788
Total Revenues	9,709,304	8,909,928	799,376

Expenses:
Real estate operating (exclusive of items shown below)	4,940,909	4,068,987	871,922
Depreciation and amortization	3,259,908	2,220,122	1,039,786
Interest	2,156,198	1,791,964	364,234
General and administrative	901,163	920,465	(19,302)
Total Expenses	11,258,178	9,001,538	2,256,640

Income from continuing operations	(1,548,874)	(91,610)	(1,457,264)
Income from discontinued operations (including gain on bond redemption of $26,514,809 in 2009)	26,734,754	373,703	26,361,051
Net income	25,185,880	282,093	24,903,787
Less: net loss attributable to noncontrolling interest	6,824	3,526	3,298
Net income - America First Tax Exempt Investors, L. P.	$25,192,704	$285,619	$24,907,085

Property revenues.  Property revenues increased as a result of revenue generated by the MF Properties acquired in the second half of 2008 and the first quarter of 2009.  These new properties added approximately $1.4 million in net revenue in the first half of 2009.  This increase was offset by a decrease in revenue at the existing VIE and MF Properties of approximately $445,000 due to lower occupancy levels.  The MF Properties averaged $586 per unit in monthly rent in 2009 as compared with $651 per unit in 2008.  Economic occupancy at the MF Properties was 85% during the first half of 2009 as compared to 89% in the first half of 2008. The VIEs averaged $585 per unit in monthly rent in 2009 as compared to $641 per unit in 2008.  Economic occupancy of the VIEs was 76% in 2009 and 85% in 2008.

Mortgage revenue bond investment income.  The decrease in mortgage revenue bond investment income is the result of a number of items which offset each other.  A decrease of approximately $400,000 during the first half of 2009 compared to the first half of 2008 is related to the disposition of the Chandler Creek and Deerfield bonds and the foreclosure of the Prairiebrook Village bonds.  This decrease was offset by the Oak Grove bond investment acquired at the beginning of the second quarter of 2009, which generated approximately $107,000 interest income in the period.  An additional offsetting increase is related to owning the Bridle Ridge and Woodlynn Village bonds for the entire first half of 2009, but only a portion of the first half of 2008.

Other income (loss).  The increase in other income is attributable to higher levels of temporary investments in liquid securities representing amounts presented as cash and cash equivalents and restricted cash.  Temporary investment levels were higher in 2009 due mainly to the cash received on the bond redemptions completed in February 2009. Additionally, in 2008 there was a loss of approximately $72,000 realized on the sale of  the Chandler bond offset by a small gain realized from the sale of the Deerfield bond in March 2008.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties and the consolidated VIEs are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  Real estate operating expenses increased as a direct result of the expenses incurred by the newly acquired MF Properties.

Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the apartment properties of the consolidated VIEs and the MF Properties and amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the TOB credit facility that was entered into in the second quarter of 2008.  Approximately $505,000 of the increase is attributable to deferred financing cost amortization and a net increase of approximately $70,000 of in-place lease amortization.  Depreciation expense increased approximately $465,000 due to the acquisition of new MF Properties and additional capital assets placed in service at existing properties.

Interest expense.  Interest expense increased approximately $364,000 during the first half of 2009 compared to the first half 2008.  The increase was due to a number of offsetting factors.  The Company’s quarterly borrowing cost decreased from 5.3 % per annum in 2008 to 2.3% per annum in 2009 resulting in an approximate decrease of $1.2 million compared to the first six months of  2008.  Offsetting the interest rate decrease was interest expense attributable to marking interest rate derivatives to fair value.  The fair value adjustment increased interest expense by approximately $589,000 for 2009 as compared to the first half of 2008.  Three new MF Properties were added to the portfolio which increased interest expense by approximately $351,000 due to mortgage loans secured by these properties. The remaining increase in interest expense is due to the allocation of interest expense to discontinued operations in 2008.

General and administrative expenses.  General and administrative expenses decreased due to a reduction in professional fees, salaries, and adminstrative fees.

Partnership Only Results of Operations

The following discussion of the Partnership’s results of operations for the three and six months ended June 30, 2009 and 2008 reflects the operations of the Partnership without the consolidation of the VIEs, which is required under FIN 46R. This information is used by management to analyze the Partnership’s operations and is reflective of the segment data discussed in Note 10 to the consolidated financial statements.

Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008 (Partnership Only)

Changes in Results of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2009	June 30, 2008	Dollar Change
Revenues:
Mortgage revenue bond investment income	$2,127,071	$2,537,754	$(410,683)
Property revenues	1,839,243	1,091,763	747,480
Other income (loss)	17,879	(83,028)	100,907
Total Revenues	3,984,193	3,546,489	437,704
Expenses:
Real estate operating (exclusive of items shown below)	1,041,056	579,906	461,150
Loan loss expense	220,000	-	220,000
Interest expense	965,330	875,893	89,437
Depreciation and amortization expense	1,070,677	468,202	602,475
General and administrative	324,401	489,399	(164,998)
Total Expenses	3,621,464	2,413,400	1,208,064
Net income	362,729	1,133,089	(770,360)
Less: net loss attributable to noncontrolling interest	2,964	781	2,183
Net Income - America First Tax Exempt Investors, L.P.	$365,693	$1,133,870	$(768,177)

Mortgage revenue bond investment income.  The decrease in mortgage revenue bond investment income during the first half of 2009 compared to the first half of 2008 is related to the disposition of the Chandler Creek bond during the second quarter of 2008, the foreclosure of the Prairiebrook Village bond during the first half of 2008, and the redemption of three bonds in the first quarter of 2009.  The disposition and redemption of the bonds accounted for approximately $642,000 of the total decrease. This was offset by the Oak Grove and Cross Creek bond investments acquired at the beginning of the second quarter of 2009, which generated approximately $244,000 in interest income.

Property revenues.  Property revenues increased as a direct result of revenue generated by the newly acquired MF Properties, two of which were acquired in the second half of 2008 and one of which was acquired in first quarter 2009.  These acquired properties added $761,000 of rental income. Property revenues generated by the other MF Properties were consistent in each period.  The MF Properties averaged $620 per unit in monthly rent in 2009 as compared with $669 per unit in 2008.  Economic occupancy at the MF Properties during the second quarter of 2009 was 85% compared to 92% in 2008.

Other income (loss).  The increase in other interest income is attributable to higher levels of temporary investments in liquid securities representing amounts presented as cash and cash equivalents and restricted cash.  Temporary investment levels were higher in 2009 due mainly to the cash received on the bond redemptions completed in February 2009. Additionally, in 2008 there was a loss of approximately $72,000 realized on the sale of the Chandler bond.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  Real estate operating expenses increased as a direct result of the expenses incurred by the newly acquired MF Properties, which were approximately $420,000 in the second quarter of 2009.

Loan loss reserve expense.  The Partnership periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment.  The value of the underlying property assets is ultimately the largest measure of value to support the investment carrying values.  Due to current economic pressures, declining property occupancy and declines in net operating income at the property level, the Partnership determined it was appropriate to evaluate its investments for impairment as of June 30, 2009.  Investments tested for impairment include all fixed assets, bond investments and taxable loans made to various properties.  Such evaluation is based on cash flow and discounted cash flow models.  The Partnership concluded that there was no impairment of fixed assets or bond investments.  This evaluation did determine that a portion of the Partnership taxable property loans were potentially impaired and that additional loan loss reserves should be recorded.  As a result, $220,000 of additional loan loss reserves related to the taxable loans between various properties and the Partnership was recorded.   The Partnership has net outstanding taxable loans to various properties recorded on its balance sheet of approximately $17.6 million.

Interest expense.   Interest expense increased approximately $89,000 during the second quarter 2009 compared to the second quarter 2008.  The Partnership’s borrowing cost decreased from 4.5% per annum in 2008 to 2.3% per annum in 2009 resulting in an approximate decrease of $157,000 compared to second quarter 2008.  Offsetting the interest rate decrease was interest expense attributable to marking interest rate derivatives to fair value.  The fair value adjustment increased interest expense by approximately $246,000 for 2009 as compared to the second quarter 2008.

Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the apartment properties of the MF Properties and amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the TOB credit facility that was entered into in the second quarter of 2008.  The increase is attributable to approximately $186,000 of additional amortization for the TOB facility and increased depreciation and amortization expense of approximately $406,000 due to the acquisition of new MF Properties.

General and administrative expenses.  General and administrative expenses decreased due to a reduction in professional fees, salaries, and administrative fees.

Six Months Ended June 30, 2009 compared to Six Months Ended June  30, 2008 (Partnership Only)

Changes in Results of Operations

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2009	June 30, 2008	Dollar Change
Revenues:
Mortgage revenue bond investment income	$6,770,084	$5,173,892	$1,596,192
Property revenues	3,470,941	2,184,799	1,286,142
Other loss	(75,601)	(54,894)	(20,707)
Total Revenues	10,165,424	7,303,797	2,861,627
Expenses:
Real estate operating (exclusive of items shown below)	2,076,713	1,088,955	987,758
Loan loss expense	294,999	-	294,999
Interest expense	2,237,752	2,399,448	(161,696)
Depreciation and amortization expense	2,076,388	1,098,400	977,988
General and administrative	901,163	920,465	(19,302)
Total Expenses	7,587,015	5,507,268	2,079,747
Net income	2,578,409	1,796,529	781,880
Less: net loss attributable to noncontrolling interest	6,824	3,526	3,298
Net Income - America First Tax Exempt Investors, L.P.	$2,585,233	$1,800,055	$785,178

Mortgage revenue bond investment income.  The increase in mortgage revenue bond investment income during the first half of 2009 compared to the first half of 2008 is due to a number of items which offset each other.  First, the Partnership realized approximately $2.3 million of contingent interest related to the redemption of three bonds in the first quarter of 2009. Second, increased income from the Oak Grove and Cross Creek bond investments acquired at the beginning of the second quarter of 2009, which generated approximately $244,000 interest income.  These increases were offset by a decline in interest income due to the disposition of the Chandler Creek and Deerfield bonds in 2008, the foreclosure of the Prairiebrook Village bond.during the first half of 2008, and the redemption of three bonds in the first quarter of 2009.  The disposition and redemption of these bonds accounted for a decrease of approximately $944,000 in regular interest income.

Property revenues.  Property revenues increased as a direct result of revenue generated by the newly acquired MF Properties, two of which were acquired in the second half of 2008 and one of which was acquired in first quarter 2009.  These properties added $1.4 million of rental income. Property revenues generated by the other MF Properties were down slightly in 2009 compared to the same period of 2008.  The MF Properties averaged $586 per unit in monthly rent in 2009 as compared with $651 per unit in 2008.  Economic occupancy at the MF Properties was 85% during the first half of 2009 as compared to 89% in the first half of 2008.

Other loss.  In 2009, the other loss represents the write-off of unamortized deferred finance costs related to the three bonds redeemed during the first quarter of 2009. The 2008 loss was the net loss recorded for the Chandler Creek and Deerfield bond sales. In both years these losses were offset by an increase in other interest income attributable to temporary investments in liquid securities representing amounts presented as cash and cash equivalents and restricted cash.  Temporary investment levels were higher in 2009 due mainly to the cash received on the bond redemptions completed in February 2009.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  Real estate operating expenses increased by approximately $897,000 as a direct result of the expenses incurred by the two MF Properties acquired in 2008 and the one acquired in 2009.  Additionally, real estate operating expenses related to the six existing MF Properties increased approximately $90,000 compared to 2008 mainly due to increase in salary expense.

Loan loss reserve expense.  The Partnership periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment.  The value of the underlying property assets is ultimately the largest measure of value to support the investment carrying values.  Due to current economic pressures, declining property occupancy and declines in net operating income at the property level, the Partnership determined it was appropriate to evaluate its investments for impairment as of June 30, 2009.  Investments tested for impairment include all fixed assets, bond investments and taxable loans made to various properties.  Such evaluation is based on cash flow and discounted cash flow models.  The Partnership concluded that there was no impairment of fixed assets or bond investments.  This evaluation did determine that a portion of the Partnership taxable property loans were potentially impaired and that additional loan loss reserves should be recorded.  As a result, $220,000 of additional loan loss reserves related to the taxable loans between various properties and the Partnership was recorded.   The Partnership has net outstanding taxable loans to various properties recorded on its’ balance sheet of approximately $17.6 million.

Interest expense.  Interest expense decreased approximately $162,000 during the first half of 2009 compared to the first half 2008.  The decrease was due to a number of offsetting factors.  The Partnership’s quarterly borrowing cost decreased from 5.3 % per annum in 2008 to 2.3% per annum in 2009 resulting in an approximate decrease of $1.2 million compared to the first six months of  2008.  Offsetting the interest rate decrease was interest expense attributable to marking interest rate derivatives to fair value.  The fair value adjustment increased interest expense by approximately $589,000 for 2009 as compared to the first half of 2008.  Three new MF Properties were added to the portfolio which increased interest expense by approximately $351,000. The remaining increase in interest expense is due to the change in interest expense allocated to discontinued operations.

Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the apartment properties of the MF Properties and amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the TOB credit facility that was entered into in the first half of 2008. Approximately $437,000 of the increase is attributable to deferred financing cost amortization and a net increase of approximately $135,000 of in-place lease amortization. Depreciation expense increased approximately $405,000 due mainly to the acquisition of new MF Properties.

General and administrative expenses.  General and administrative expenses decreased due to a reduction in professional fees, salaries, and administrative fees.

Liquidity and Capital Resources

Partnership Liquidity

Tax-exempt interest earned on the mortgage revenue bonds, including those financing properties held by VIEs, represents the Partnership's principal source of cash flow.  The Partnership may also receive cash distributions from equity interests held in MF Properties.  Tax-exempt interest is primarily comprised of base interest payments received on the Partnership’s tax-exempt mortgage revenue bonds.  Certain of the tax-exempt mortgage revenue bonds may also generate payments of contingent interest to the Partnership from time to time when the underlying apartment properties generate excess cash flow.  Because base interest on each of the Partnership’s mortgage revenue bonds is fixed, the Partnership’s cash receipts tend to be fairly constant period to period unless the Partnership acquires or disposes of its investments in tax-exempt bonds.  Changes in the economic performance of the properties financed by tax-exempt bonds with a contingent interest provision will affect the amount of contingent interest, if any, paid to the Partnership.  Similarly, the economic performance of MF Properties will affect the amount of cash distributions, if any, received by the Partnership from its ownership of these properties.  The economic performance of a multifamily apartment property depends on the rental and occupancy rates of the property and on the level of operating expenses.  Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market area in which a property is located.  This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes.  In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of an apartment property.  The primary uses of cash by apartment properties are the payment of operating expenses and debt service.  Other sources of cash include debt financing and the sale of additional BUCs.

The Company intends to issue BUCs from time to time to raise additional equity capital as needed to fund investment opportunities.  In this regard, the Company has an effective Registration Statement on Form S-3 with the SEC relating to the sale of up to $100.0 million of its BUCs.  Pursuant to this Registration Statement, in May 2009, the Company issued, through an underwritten public offering, a total of 3,500,000 BUCs at a public offering price of $5.00 per BUC. Net proceeds realized by the Company from the issuance of the additional BUCs were approximately $16.2 million, after payment of an underwriter's discount and other offering costs of approximately $1.3 million. The proceeds will be used to acquire additional tax-exempt revenue bonds and other investments meeting the Partnership's investment criteria and for general working capital needs.  To date, the Company has issued approximately $47.1 million of BUCs under this Registration Statement and intends to issue additional BUCs from time to time.  In addition, in October 2008, the Company filed a Registration Statement on Form S-3 with the SEC relating to a Rights Offering.  Pursuant to this Registration Statement, the Company may issue Rights Certificates to existing BUC holders.  The Company has not yet determined when, or if, such a Rights Offering will be conducted.  Raising additional equity capital for deployment into new investment opportunities is part of the Company’s overall growth strategy.

We believe that current market conditions have created significant investment opportunities and we will seek to aggressively pursue those opportunities.  More specifically, the current credit crisis has severely disrupted the financial markets and, in our view, has also created potential investment opportunities for the Company.  Non-traditional participants in the multifamily housing debt sector are either reducing their participation in the market or are being forced to downsize their existing portfolio of investments.  Additionally, the current credit crisis is also providing the potential for investments in quality real estate assets to be acquired from distressed owners and lenders.  Our ability to restructure existing debt together with the ability to improve the operations of the underlying apartment properties through our affiliated property management company, America First Property Management Company, L.L.C., results in a valuable tax-exempt bond investment which is supported by the valuable collateral and operations of the underlying real property.  We believe this is creating opportunities to acquire existing tax-exempt bonds from distressed entities at attractive yields.  We believe that we are well-positioned to acquire assets on the secondary market while maintaining the ability and willingness to also participate in primary market transactions.  The Company is currently evaluating a number of attractive potential investments and continues to be presented with investment opportunities on a regular basis, however, there is no guarantee that we will be able to consummate any such transaction.

The Partnership’s principal uses of cash are the payment of distributions to BUC holders, interest and principal on debt financing and general and administrative expenses. The Partnership also uses cash to acquire additional investments. Distributions to BUC holders may increase or decrease at the determination of the General Partner. Distributions to BUC holders depend upon the amount of base and contingent interest received on the Company’s tax-exempt mortgage revenue bonds and cash received from other investments, the amount of borrowings and the effective interest rate of these borrowings, and the amount of the Partnership’s undistributed cash.  The Company’s regular annual distributions have recently equaled $0.54 per BUC, or $0.135 per quarter per BUC.  Beginning with the second quarter 2009 distribution, the general partner has changed the Company’s regular annual distribution to $0.50 per BUC, or $0.125 per quarter per BUC. The general partner believes that distributions at this level are sustainable, however, if actual results vary from current projections and the actual CAD generated is less than the new regular distribution, such distribution amount may need to be reduced.

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

Consolidated Liquidity

On a consolidated basis, cash provided by operating activities for the six months ended June 30, 2009 decreased approximately $1.3 million compared to the same period a year earlier mainly due to changes in working capital components.  Cash from investing activities increased approximately $26.5 million for the six months ended June 30, 2009 compared to the same period in 2008 primarily due to cash inflows from the early redemption of the Ashley Pointe, Woodbridge – Louisville and Woodbridge – Bloomington bonds.  Proceeds from the early redemption were $32.0 million as compared to bond sale proceeds in 2008 of $14.9 million.  Additionally, changes in restricted cash increased investing cash flows year over year by approximately $7.8 million due mainly to the release of restricted cash that was collateral on the Company’s TOB credit facility.  Finally, in 2008, bond acquisitions totaling approximately $12.4 million were made while cash outflows for the acquisition of new investments in 2009 totaled approximately $10.6 million resulting in a positive cash flow change of approximately $1.8 million.  Cash from financing activities decreased approximately $5.3 million for the six months ended June 30, 2009 compared to the same period in 2008.  This decrease was the net result of a $16.2 million increase in cash from the sale of additional BUCs offset by a decrease in net amounts borrowed of approximately $20.4 million, additional distributions paid of approximately $589,000 and cash paid for a new interest rate derivative of $554,000.

Historically, the Company’s primary leverage vehicle was the Merrill Lynch P-Float program.  The P-Float program was replaced in June of 2008 by a TOB facility with Bank of America.  The TOB facility was refinanced in June 2009.  The new credit facility has a one-year term with a six-month renewal option held by the Company, an annual floating interest rate of daily LIBOR plus 390 basis points and a loan amount of $50.0 million.  The proceeds from the new credit facility plus the cash collateral held by Bank of America for the TOB facility were used to retire the outstanding balance on the TOB facility.  The new credit facility is secured by 13 tax-exempt mortgage revenue bonds with a total par value of $112.1 million plus approximately $1.5 million in restricted cash.  Additionally, approximately $19.9 million in outstanding mortgage financing related to the MF Properties located in Ohio and Kentucky was due in July 2009.  Subsequent to June 30, 2009, the borrower entered into a Maturity Date Extension Agreement for the mortgage loan which extended the maturity on the mortgage one year to July 2010.  In connection with the extension, the Company paid down the mortgage balance related to two of the financed properties, Eagle Ridge and Meadowview.  The outstanding principal was reduced by approximately $7.1 million resulting in a new outstanding mortgage balance of approximately $12.8 million and the Eagle Ridge and Meadowview properties were released as collateral for the loan.  While the Company expects to be able to renew or refinance current debt maturities, if the current illiquidity in the financial markets continues or further deteriorates the counterparties on the Company’s credit facilities may be unable or unwilling to meet their commitments and the Company’s ability to renew or refinance our outstanding debt financing may be negatively affected.

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

Cash Available for Distribution

Management utilizes a calculation of Cash Available for Distribution (“CAD”) as a means to determine the Partnership’s ability to make distributions to BUC holders.  The general partner believes that CAD provides relevant information about the Partnership’s operations and is necessary along with net income for understanding the Partnership’s operating results.  To calculate CAD, amortization expense related to debt financing costs and bond reissuance costs, Tier 2 income due to the general partner as defined in the Agreement of Limited Partnership, interest rate derivative expense or income, provision for loan loss reserves, impairments on bonds and losses related to VIEs including depreciation expense are added back to the Company’s net income (loss) as computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”). There is no generally accepted methodology for computing CAD, and the Company’s computation of CAD may not be comparable to CAD reported by other companies.  Although the Company considers CAD to be a useful measure of its operating performance, CAD should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP.

The following tables show the calculation of CAD for the three and six months ended June 30, 2009 and 2008:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net income - America First Tax Exempt Investors, L.P.	$(570,366)	$272,217	$25,192,704	$285,619
Net income related to VIEs and eliminations due to consolidation	936,059	861,654	(22,607,471)	1,514,437
Net income before impact of VIE consolidation	365,693	1,133,871	2,585,233	1,800,056
Change in fair value of derivatives and interest rate cap amortization	37,156	(144,863)	490,522	38,328
Loss on taxable loans	220,000	-	294,999	-
Loss on bond sale	(0)	(0)	127,495	-
Tier 2 Income distributable to the General Partner (1)	(10,531)	(13,796)	(585,421)	(13,796)
Depreciation and amortization expense (Partnership only)	1,070,677	468,201	2,076,388	1,098,399
CAD	1,682,995	1,443,413	4,989,216	2,922,987

Net income, basic and diluted, per BUC	0.02	0.08	0.14	0.13

Total CAD per BUC	$0.11	$0.11	$0.35	$0.22

Weighted average number of units outstanding, basic and diluted	14,820,620	13,512,928	14,170,387	13,512,928

(1)
As described in Note 2 to the consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent (Tier 2 income) will be distributed 75% to the BUC holders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner. For 2009, the Tier 2 income distributable to the General Partner was generated by the early redemption of the Woodbridge – Louisville and Woodbridge - Bloomington bond investments and from Fairmont Oaks and Lake Forest Apartments.

Contractual Obligations

There were no significant changes to the Company’s contractual obligations as of June 30, 2009 from the December 31, 2008 information presented in the Company’s Annual Report on Form 10-K, except as follows.  As discussed in the Annual report on Form 10-K, the Company’s TOB facility was to mature in July 2009.  The TOB facility was refinanced in June 2009.   In addition to the TOB facility maturity, approximately $19.9 million in outstanding mortgage financing related to the MF Properties located in Ohio and Kentucky is due in July 2009.  Subsequent to June 30, 2009, the borrower entered into a Maturity Date Extension Agreement for the mortgage loan which extended the maturity on the mortgage one year to July 2010.  In connection with the extension, the Company paid down the mortgage balance related to two of the financed properties, Eagle Ridge and Meadowview.  The outstanding principal was reduced by approximately $7.1 million resulting in a new outstanding mortgage balance of approximately $12.8 million.  The Eagle Ridge and Meadowview properties were released from collateral for the loan.

The Partnership has the following contractual obligations as of June 30, 2009 after allowing for the subsequent mortgage extension and pay down as discussed above:
	Payments due by period
		Less than	1-2	More than 2
	Total	1 year	years	years
Debt financing	$50,000,000	$136,667	$49,863,333	$-
Mortgages payable	$37,330,255	$7,204,965	$17,611,185	$12,514,105
Effective interest rate(s) (1)	-	2.42%	4.52%	4.68%
Interest (2)	$2,059,688	$174,461	$1,532,974	$352,253

(1) Interest rates shown are the average effective rate as of June 30, 2009 and include the impact of our interest rate derivatives.
(2) Interest shown is estimated based upon current effective interest rates through maturity.

Recently Issued Accounting Pronouncements

In June 2009, the FASB   issued   Statement No. 168,     The     FASB     Accounting     Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (SFAS No. 168). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 is not expected to have a material impact on the financial statements.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS No. 167). SFAS No. 167 retains the scope of Interpretation 46(R), Consolidation of Variable Interest Entities, with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. SFAS No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact of SFAS No. 167 on the financial statements.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (SFAS No. 166). On and after the effective date of SFAS No. 166 , the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. SFAS No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. SFAS No. 166 is not expected to have a material impact on the financial statements.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 was effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 did not affect the consolidated balance sheet, statement of operations, or cash flows.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership's primary market risk exposures are interest rate risk and credit risk. The Partnership's exposure to market risks relates primarily to its investments in tax-exempt mortgage revenue bonds and its debt financing. There have been no material changes in market risk from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of the Company’s 2008 Annual Report on Form 10-K except as discussed below.

Interest Rate Risk

Historically, the interest rate on the Partnership’s floating rate debt facility has fluctuated based on the SIFMA Index Rate, which resets weekly.  Accordingly, the Partnership’s cost of borrowing fluctuated with the SIFMA Index Rate.  In June 2009, the Partnership entered into a new credit facility with a one-year term, a six-month renewal option held by the Partnership, an annual floating interest rate of daily LIBOR plus 390 basis points and a loan amount of $50.0 million.  As a result, the Partnership’s cost of borrowing now fluctuates with the daily LIBOR.The weighted average effective interest rate for 2008 on debt indexed to the SIFMA rate was approximately 4.4%, including all fees.  The weighted average effective interest rate for first half of 2009 on the debt indexed to the SIFMA rate was approximately 2.5%, including all fees.  The effective interest rate for the new credit facility as of June 30, 2009 was 4.17%.  This rate is calculated as daily LIBOR, 0.27% as of June 30, 2009, plus 390 basis points.  In order to hedge the cost of borrowing against a significant unfavorable fluctuation in the daily LIBOR, the Partnership entered into an interest rate derivative.  The derivative purchased is a one-month LIBOR interest rate cap with a notional value of $50.0 million which was purchased for approximately $554,000.  This new interest rate cap effectively caps the interest rate to be paid on the Company’s new secured credit facility at 0.75% plus 390 basis points, or 4.65%.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Company are described in Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K and the following:

The Partnership recently changed its distribution policy and may do so again in the future.

Cash distributions made by the Partnership to shareholders may increase or decrease at the determination of AFCA 2 based on its assessment of the amount of cash available to the Partnership for this purpose.  Beginning with the distribution for the second quarter 2009, the Partnership’s annual distribution was reduced from $0.54 per share to $0.50 per share due to AFCA 2’s determination that higher borrowing costs and other factors would reduce the cash available to the Partnership to make distributions.  Although AFCA 2 believes that distributions at this new level are sustainable, if the Partnership’s actual results of operations vary from current projections and the actual cash generated is less than the new regular distribution, the Partnership may need to reduce the distribution rate further.  Any change in our distribution policy could have a material adverse effect on the market price of shares.

Any future issuances of additional shares could cause their market value to decline.

The issuance of shares in any future offerings may have a dilutive impact on our existing shareholders.  In January 2007, the Partnership filed a Registration Statement on Form S-3 with the SEC relating to the sale of up to $100.0 million of its shares.  The Partnership intends to issue shares from time to time under this Registration Statement to raise additional equity capital as needed to fund investment opportunities.  This Registration Statement remains active with the SEC and is available for the Partnership to conduct further public offerings.  The issuance of additional shares could cause dilution of the existing shares and a decrease in the market price of the shares.  In addition, if additional shares are issued but we are unable to invest the additional equity capital in assets that generate tax-exempt income at levels at least equivalent to our existing assets, the amount of cash available for distribution may decline.

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

10(a)           Loan and Security Agreement, dated June 18, 2009, among Registrant, Deutsche Bank and Bank of America (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843) filed by the Company on June 18, 2009).

10(b)           Promissory Note, dated June 18, 2009, between Registrant and Bank of America (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843) filed by the Company on June 18, 2009).

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

By America First Capital
   Associates Limited
   Partnership Two, General
   Partner of the Partnership

By  Burlington Capital Group LLC,
   General Partner of
   America First Capital
   Associates Limited
   Partnership Two

Date: August 7, 2009	/s/ Lisa Y. Roskens
Lisa Y. Roskens
Chief Executive Officer
Burlington Capital Group LLC, acting in its capacity as general partner of the General Partner of America First Tax Exempt Investors, L.P.