Form 10-Q
period 2009-09-30
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2009-11-06
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2009	2008
Assets
Cash and cash equivalents	$6,436,632	$7,196,274
Restricted cash	6,164,079	12,848,614
Interest receivable	1,418,897	769,201
Tax-exempt mortgage revenue bonds, at fair value	63,070,112	44,492,526
Real estate assets:
Land	13,403,655	10,774,790
Buildings and improvements	99,739,426	86,903,743
Real estate assets before accumulated depreciation	113,143,081	97,678,533
Accumulated depreciation	(20,700,508)	(17,499,670)
Net real estate assets	92,442,573	80,178,863
Other assets	4,040,698	4,263,937
Assets of discontinued operations	-	8,113,861
Total Assets	$173,572,991	$157,863,276

Liabilities
Accounts payable, accrued expenses and other liabilities	$9,337,110	$3,380,666
Distribution payable	2,942,034	2,432,327
Debt financing	50,000,000	56,981,577
Mortgages payable	30,160,804	30,908,790
Liabilities of discontinued operations	-	23,264,589
Total Liabilities	92,439,948	116,967,949

Commitments and Contingencies (Note 12)

Partners' Capital
General partner	330,080	261,785
Beneficial Unit Certificate holders	112,090,081	93,277,480
Unallocated deficit of variable interest entities	(31,352,655)	(52,711,654)
Total Partners' Capital	81,067,506	40,827,611
Noncontrolling interest (Note 13)	65,537	67,716
Total Capital	81,133,043	40,895,327
Total Liabilities and Capital	$173,572,991	$157,863,276

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenues:
Property revenues	$3,872,079	$3,399,780	$11,526,594	$10,099,212
Mortgage revenue bond investment income	1,019,970	1,016,176	3,022,865	3,281,565
Gain on sale of assets held for sale	862,865	-	862,865	-
Other income	22,587	81,082	74,481	26,188
Total Revenues	5,777,501	4,497,038	15,486,805	13,406,965
Expenses:
Real estate operating (exclusive of items shown below)	2,615,013	2,196,626	7,555,922	6,265,613
Depreciation and amortization	1,387,032	1,281,671	4,646,940	3,501,793
Interest	1,062,181	630,381	3,218,379	2,422,345
General and administrative	508,647	394,810	1,409,810	1,315,275
Total Expenses	5,572,873	4,503,488	16,831,051	13,505,026
Income (loss) from continuing operations	204,628	(6,450)	(1,344,246)	(98,061)
Income from discontinued operations (including gain on bond redemption of $26,514,809 in 2009)	-	167,468	26,734,754	541,172
Net income	204,628	161,018	25,390,508	443,111
Less: net loss attributable to noncontrolling interest	1,721	911	8,545	4,437
Net income - America First Tax Exempt Investors, L. P.	$206,349	$161,929	$25,399,053	$447,548

Net income (loss) allocated to:
General Partner	$221,636	$11,676	$809,492	$42,921
Limited Partners - BUC holders	1,233,185	1,155,904	3,230,562	2,924,715
Unallocated gain (loss) of variable interest entities	(1,248,472)	(1,005,651)	21,358,999	(2,520,088)
Noncontrolling interest	(1,721)	(911)	(8,545)	(4,437)
	$204,628	$161,018	$25,390,508	$443,111

Limited partners' interest in net income per unit (basic and diluted):
Income from continuing operations	$0.07	$0.09	$0.21	$0.22
Income from discontinued operations	-	-	-	-
Net income, basic and diluted, per unit	$0.07	$0.09	$0.21	$0.22

Weighted average number of units outstanding,
basic and diluted	17,012,928	13,512,928	15,128,313	13,512,928

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

		Beneficial Unit		Unallocated			Accumulated Other Comprehensive Income (Loss)
		Certificate holders		deficit of
	General			variable interest	Noncontrolling
	Partner	# of Units	Amount	entities	Interest	Total
Balance at January 1, 2009	$261,785	13,512,928	$93,277,480	$(52,711,654)	$67,716	$40,895,327	$(16,857,807)
Sale of Beneficial Unit Certificates		3,500,000	16,134,400			16,134,400
Noncontrolling interest contribution	-	-	-	-	6,366	6,366	-
Comprehensive income (loss):
Net income (loss)	809,492	-	3,230,562	21,358,999	(8,545)	25,390,508	-
Unrealized gain on securities	67,957	-	6,727,770	-		6,795,727	6,795,727
Total comprehensive income (loss)						32,186,235
Distributions paid or accrued	(1,416,355)	-	(6,672,930)	-		(8,089,285)	-
Reclassification of Tier II income	607,201	-	(607,201)	-		-	-
Balance at September 30, 2009	$330,080	17,012,928	$112,090,081	$(31,352,655)	$65,537	$81,133,043	$(10,062,080)

		Beneficial Unit		Unallocated			Accumulated Other Comprehensive Income (Loss)
		Certificate holders		deficit of
	General			variable interest	Noncontrolling
	Partner	# of Units	Amount	entities	Interest	Total
Balance at January 1, 2008	$348,913	13,512,928	$112,880,314	$(48,954,760)	$48,756	$64,323,223	$(3,581,844)
Sale of Beneficial Unit Certificates
Noncontrolling interest contribution					13,804	13,804
Comprehensive income (loss):
Net income (loss)	42,921	-	2,924,715	(2,520,088)	(4,437)	443,111	-
Unrealized loss on securities	(48,916)	-	(4,842,726)	-		(4,891,642)	(4,891,642)
Total comprehensive income (loss)						(4,448,531)
Distributions paid or accrued	(1,234,591)	-	(5,472,736)	-		(6,707,327)
Reclassification of Tier II income	1,216,164	-	(1,216,164)	-		-	-
Balance at September 30, 2008	$324,491	13,512,928	$104,273,403	$(51,474,848)	$58,123	$53,181,169	$(8,473,486)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net income	$25,390,508	$443,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,646,940	3,944,919
Non-cash loss (gain) on derivatives	721,811	(144,888)
Loss on sale of securities	-	18,524
Gain on sale of assets held for sale	(862,865)	-
Gain on sale of discontinued operations	(26,514,809)	-
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(649,696)	(355,024)
Decrease (increase) in other assets	(1,697,032)	(67,709)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	4,443,786	(1,015,573)
Net cash provided by operating activities	5,478,643	2,823,360
Cash flows from investing activities:
Proceeds from the sale of tax-exempt mortgage revenue bonds	-	14,846,363
Proceeds from sale of discontinued operations	32,000,000	-
Acquisition of tax-exempt mortgage revenue bonds	(11,919,859)	(12,435,000)
Increase in restricted cash	(1,522,066)	(1,906,188)
Restricted cash - debt collateral released	8,529,161	(5,000,000)
Capital expenditures	(1,472,674)	(502,350)
Acquisition of asset held for sale	(2,649,991)	-
Proceeds from assets held for sale	3,512,856	-
Acquisition of partnerships, net of cash acquired	(7,886,852)	(7,466,097)
Principal payments received on tax-exempt mortgage revenue bonds	138,000	63,334
Proceeds from termination of derivatives	-	54,000
Principal payments received on taxable loans	-	100,000
Net cash provided (used) by investing activities	18,728,575	(12,245,938)
Cash flows from financing activities:
Distributions paid	(7,579,578)	(6,707,327)
Derivative settlements	(238,980)	(25,341)
(Decrease) increase in liabilities related to restricted cash	1,522,066	1,906,188
Deferred financing costs	(550,912)	(1,487,161)
Proceeds from debt financing and mortgages payable	50,000,000	83,276,037
Principal payments on debt financing and mortgage payable	(83,813,222)	(71,395,000)
Acquisition of interest rate cap agreements	(605,500)	(985,000)
Sale of Beneficial Unit Certificates	16,134,400	-
Net cash (used) provided by financing activities	(25,131,726)	4,582,396
Net decrease in cash and cash equivalents	(924,508)	(4,840,182)
Cash and cash equivalents at beginning of period, including cash and cash equivalents of discontinued operations of $164,866 and $145,278 respectively	$7,361,140	$14,821,946

Cash and cash equivalents at end of period, including cash and cash equivalents of discontinued operations of $0 and $385,379 respectively	$6,436,632	$9,981,764
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,453,076	$3,061,100
Liabilites assumed in the acquisition of partnerships	$6,506,329	$49,921
Distributions declared but not paid	$2,942,034	$2,432,327

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The accompanying interim unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. These condensed consolidated financial statements and notes have been prepared consistently with the 2008 Form 10-K with the exception of the reclassification of certain prior-year amounts on the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Partners’ Capital and Comprehensive Income (Loss) and Condensed Consolidated Statements of Cash Flows in accordance with the Company’s adoption of Accounting Standards Codification ("ASC") 810-10-65-1, Transition,, (“ASC 810-10-65-1”) (pre-codification reference SFAS 160 (see Note 13) on January 1, 2009, which required retrospective application.  In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2009, and the results of operations for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Other comprehensive income (loss) for the nine months ended September 30, 2009 and 2008 were as follows:

	September 30, 2009	September 30, 2008
Net income	$25,390,508	$443,111
Unrealized gain (loss) on securities	6,795,727	(4,891,642)
Comprehensive income (loss) before noncontrolling interest	32,186,235	(4,448,531)
Comprehensive income (loss) attributable to noncontrolling interest	8,545	4,437
Comprehensive income (loss) attributable to the Partnership	$32,194,780	$(4,444,094)

In May 2009, the FASB issued pre-codification guidance of SFAS No. 165, Subsequent Events. Effective July 1, 2009, this guidance was codified into ASC 855-10, Subsequent Events, ("ASC 855-10") which provided guidance on management’s assessment of subsequent events, effective for all interim or annual reporting periods ending after June 15, 2009.  In accordance with ASC 855-10, the Company has evaluated transactions and events for disclosure as a subsequent event through November 6, 2009, the date on which these financial statements were issued.  Any transactions or events which the Company has determined require disclosure as a subsequent event have been disclosed in the footnotes.

2.  Partnership Income, Expenses and Cash Distributions

The Agreement of Limited Partnership of the Partnership contains provisions for the distribution of Net Interest Income, Net Residual Proceeds and Liquidation Proceeds, for the allocation of income or loss from operations and for the allocation of income and loss arising from a repayment, sale or liquidation of investments.  Income and losses will be allocated to each BUC holder on a periodic basis, as determined by the General Partner, based on the number of BUCs held by each BUC holder as of the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each BUC holder of record on the last day of each distribution period based on the number of BUCs held by each BUC holder as of such date. For purposes of the Agreement of Limited Partnership, cash distributions, if any, received by the Partnership from its Investment in MF Properties (See Note 5) will be included in the Partnership’s Interest Income and cash distributions received by the Partnership from the sale of such Properties will be included in the Partnership Residual Proceeds.

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

The unallocated deficit of the VIEs is primarily comprised of the accumulated historical net losses of the VIEs as of the implementation of ASC 810-10, Consolidations, ("ASC 810-10"). The unallocated deficit of the VIEs and the VIE’s net losses subsequent to that date are not allocated to the General Partner and BUC holders as such activity is not contemplated by, or addressed in, the Agreement of Limited Partnership.

3.  Variable Interest Entities

The Partnership operates for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. Each multifamily property financed with tax-exempt mortgage bonds held by the Partnership is owned by a separate entity.  The Partnership does not hold an equity ownership interest in any of these entities; however, the bonds held by the Partnership create a variable interest in the entities.  Under consolidation guidance included in ASC 810-10, the Partnership must make an evaluation of these entities to determine if they meet the definition of a VIE.  If the underlying entity is determined to be a VIE, the Partnership must then determine if it is the primary beneficiary of the VIE pursuant to the terms of each tax-exempt mortgage revenue bond and the criteria within applicable guidance.  ASC 810-10 is a complex standard that requires significant analysis and judgment.

The Partnership has determined that six of the entities financed by tax-exempt bonds owned by the Partnership at September 30, 2009 are held by VIEs and that the Partnership is the primary beneficiary of these VIEs. All six of these VIEs were included in results of operation for the three month and nine month periods ended September 30, 2009. The Partnership determined that eight of the entities financed by tax-exempt bonds owned by the Partnership at December 31, 2008 were held by VIEs and that the Partnership was the primary beneficiary of these VIEs.  Five of these consolidated VIEs were included in the results from continuing operations while three of the consolidated VIEs are presented as discontinued operations for the year ended December 31, 2008.

In April 2009, the Company acquired the Cross Creek Apartments tax-exempt mortgage revenue bond for $5.9 million which represented 100% of the bond issuance.  The bond par value is $8.85 million and the bond earns interest at an annual rate of 6.15%. The interest payments are monthly with a stated maturity date of March 1, 2049.  The bond was issued for the construction of the Cross Creek Apartments, a 144 unit multifamily apartment complex located in Beaufort, South Carolina.  At the time of acquisition the bonds were in technical default as the property construction was not completed, the property had not reached stabilization and the property was not current on debt service.  The Company also purchased a $4.125 million construction loan for approximately $920,000 from the property developer. The Company has since made a $1.7 million taxable loan to the property owner to allow for the completion of construction, lease up and stabilization of the property and the payment of bond debt service. Marketing and leasing activities for the property began in the second quarter of 2009.  The Company has determined that the underlying entity that owns the Cross Creek Apartments meets the definition of a VIE and that the Company is the primary beneficiary.  Accordingly, its financial statements are consolidated into the Company’s consolidated financial statements under ASC 810-10.

In February 2009, the tax-exempt mortgage revenue bonds secured by assets of the three VIEs presented as discontinued operations as of December 31, 2008, were redeemed.  In order to properly reflect the transaction under consolidation guidance, the Company recorded the redemption of the bonds as a sale of the properties as though they were owned by the Company.  The transaction was completed for a total purchase price of $32.0 million resulting in a gain on sale for GAAP reporting of approximately $26.5 million.  On a stand-alone basis, the Partnership received approximately $30.9 million of net proceeds from the bond redemption. The redemption of the bonds did not result in a taxable gain to the Partnership.  However, proceeds represent the repayment of the bond par values plus accrued base interest and approximately $2.3 million of contingent interest.  The contingent interest represents additional earnings to the Partnership beyond the recurring base interest earned on these bonds.  The contingent interest also represents additional Cash Available for Distribution to the BUC holders of approximately $1.7 million, or $0.13 per unit.

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

Condensed Consolidating Balance Sheets as of September 30, 2009 and December 31, 2008:
	Partnership as of September 30, 2009	VIEs as of September 30, 2009	Consolidation -Elimination as of September 30, 2009	Total as of September 30, 2009
Assets
Cash and cash equivalents	$6,354,511	$82,121	$-	$6,436,632
Restricted cash	2,663,206	3,500,873	-	6,164,079
Interest receivable	6,554,173	-	(5,135,276)	1,418,897
Tax-exempt mortgage revenue bonds	118,588,914	-	(55,518,802)	63,070,112
Real estate assets:
Land	6,736,351	6,667,304	-	13,403,655
Buildings and improvements	37,264,690	65,106,077	(2,631,341)	99,739,426
Real estate assets before accumulated depreciation	44,001,041	71,773,381	(2,631,341)	113,143,081
Accumulated depreciation	(2,851,623)	(17,848,885)	-	(20,700,508)
Net real estate assets	41,149,418	53,924,496	(2,631,341)	92,442,573
Other assets	18,158,669	1,222,167	(15,340,138)	4,040,698
Total Assets	$193,468,891	$58,729,657	$(78,625,557)	$173,572,991

Liabilities
Accounts payable, accrued expenses and other	$6,937,378	$40,778,947	$(38,379,215)	$9,337,110
Distribution payable	2,942,034	-	-	2,942,034
Debt financing	50,000,000	-	-	50,000,000
Mortgage payable	30,160,805	57,864,629	(57,864,630)	30,160,804
Total Liabilities	90,040,217	98,643,576	(96,243,845)	92,439,948
Partners' Capital
General Partner	330,080	-	-	330,080
Beneficial Unit Certificate holders	103,033,057	-	9,057,024	112,090,081
Unallocated deficit of variable interest entities	-	(39,913,919)	8,561,264	(31,352,655)
Total Partners' Capital	103,363,137	(39,913,919)	17,618,288	81,067,506
Noncontrolling interest	65,537	-	-	65,537
Total Capital	103,428,674	(39,913,919)	17,618,288	81,133,043
Total Liabilities and Partners' Capital	$193,468,891	$58,729,657	$(78,625,557)	$173,572,991

	Partnership as of December 31, 2008	VIEs as of December 31, 2008	Consolidation -Elimination as of December 31, 2008	Total as of December 31, 2008
Assets
Cash and cash equivalents	$7,068,297	$127,977	$-	$7,196,274
Restricted cash	10,836,084	2,012,530	-	12,848,614
Interest receivable	4,249,760	-	(3,480,559)	769,201
Tax-exempt mortgage revenue bonds	112,991,268	-	(68,498,742)	44,492,526
Real estate assets:
Land	4,991,590	5,783,200	-	10,774,790
Buildings and improvements	31,877,661	55,026,082	-	86,903,743
Real estate assets before accumulated depreciation	36,869,251	60,809,282	-	97,678,533
Accumulated depreciation	(1,519,845)	(15,979,825)	-	(17,499,670)
Net real estate assets	35,349,406	44,829,457	-	80,178,863
Other assets	16,332,459	1,383,674	(13,452,196)	4,263,937
Assets of discontinued operations	-	8,113,861	-	8,113,861
Total Assets	$186,827,274	$56,467,499	$(85,431,497)	$157,863,276

Liabilities and Owners' Equity
Accounts payable, accrued expenses and other	$1,571,177	$31,565,556	$(29,756,067)	$3,380,666
Distribution Payable	2,432,327	-	-	2,432,327
Debt financing	76,565,237	-	(19,583,660)	56,981,577
Mortgage payable	30,908,790	51,670,000	(51,670,000)	30,908,790
Liabilities of discontinued operations	-	42,900,305	(19,635,716)	23,264,589
Total Liabilities	111,477,531	126,135,861	(120,645,443)	116,967,949
Partners' Capital
General Partner	261,785	-	-	261,785
Beneficial Unit Certificate holders	75,020,242	-	18,257,238	93,277,480
Unallocated deficit of variable interest entities	-	(69,668,362)	16,956,708	(52,711,654)
Total Partners' Capital	75,282,027	(69,668,362)	35,213,946	40,827,611
Noncontrolling interest	67,716	-	-	67,716
Total Capital	75,349,743	(69,668,362)	35,213,946	40,895,327
Total Liabilities and Partners' Capital	$186,827,274	$56,467,499	$(85,431,497)	$157,863,276

Condensed Consolidating Statements of Operations for the three months ended September 30, 2009 and 2008:

	Partnership	VIEs	Consolidation-Elimination	Total
	For the Three	For the Three	For the Three	For the Three
	Months Ended	Months Ended	Months Ended	Months Ended
	Sep. 30, 2009	Sep. 30, 2009	Sep. 30, 2009	Sep. 30, 2009
Revenues:
Property revenues	$1,812,213	$2,059,866	$-	$3,872,079
Mortgage revenue bond investment income	2,051,262	-	(1,031,292)	1,019,970
Gain on sale of assets held for sale	862,865	-	-	862,865
Other income	22,587	-	-	22,587
Total Revenues	4,748,927	2,059,866	(1,031,292)	5,777,501
Expenses:
Real estate operating (exclusive of items shown below)	1,015,334	1,599,679	-	2,615,013
Depreciation and amortization	709,665	691,101	(13,734)	1,387,032
Interest	1,062,181	1,759,337	(1,759,337)	1,062,181
General and administrative	508,647	-	-	508,647
Total Expenses	3,295,827	4,050,117	(1,773,071)	5,572,873
Net income (loss)	1,453,100	(1,990,251)	741,779	204,628
Less: net loss attributable to noncontrolling interest	1,721	-	-	1,721
Net income (loss) - America First Tax Exempt Investors, L. P.	$1,454,821	$(1,990,251)	$741,779	$206,349

	Partnership	VIEs	Consolidation-Elimination	Total
	For the Three	For the Three	For the Three	For the Three
	Months Ended	Months Ended	Months Ended	Months Ended
	Sep. 30, 2008	Sep. 30, 2008	Sep. 30, 2008	Sep. 30, 2008
Revenues:
Property revenues	$1,170,217	$2,229,635	$(72)	$3,399,780
Mortgage revenue bond investment income	2,450,512	-	(1,434,336)	1,016,176
Other income	81,082	-	-	81,082
Total Revenues	3,701,811	2,229,635	(1,434,408)	4,497,038
Expenses:
Real estate operating (exclusive of items shown below)	589,481	1,607,145	-	2,196,626
Depreciation and amortization	715,469	581,015	(14,813)	1,281,671
Interest	835,382	1,493,068	(1,698,069)	630,381
General and administrative	394,810	-	-	394,810
Total Expenses	2,535,142	3,681,228	(1,712,882)	4,503,488
Income (loss) from continuing operations	1,166,669	(1,451,593)	278,474	(6,450)
Income (loss) from discontinued operations	-	(422,437)	589,905	167,468
Net income (loss)	1,166,669	(1,874,030)	868,379	161,018
Less: net loss attributable to noncontrolling interest	911	-	-	911
Net income (loss) - America First Tax Exempt Investors, L. P.	$1,167,580	$(1,874,030)	$868,379	$161,929

Condensed Consolidating Statements of Operations for the nine months ended September 30, 2009 and 2008:

	Partnership	VIEs	Consolidation-Elimination	Total
	For the Nine	For the Nine	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	Sep. 30, 2009	Sep. 30, 2009	Sep. 30, 2009	Sep. 30, 2009
Revenues:
Property revenues	$5,283,154	$6,243,440	$-	$11,526,594
Mortgage revenue bond investment income	8,821,346	-	(5,798,481)	3,022,865
Gain on sale of assets held for sale	862,865	-	-	862,865
Other income (loss)	(53,014)	-	127,495	74,481
Total Revenues	14,914,351	6,243,440	(5,670,986)	15,486,805
Expenses:
Real estate operating (exclusive of items shown below)	3,092,047	4,463,875	-	7,555,922
Loan loss expense	294,999	-	(294,999)	-
Depreciation and amortization	2,786,053	1,902,810	(41,923)	4,646,940
Interest	3,299,933	4,908,757	(4,990,311)	3,218,379
General and administrative	1,409,810	-	-	1,409,810
Total Expenses	10,882,842	11,275,442	(5,327,233)	16,831,051
Income (loss) from continuing operations	4,031,509	(5,032,002)	(343,753)	(1,344,246)
Income (loss) from discontinued operations	-	34,786,445	(8,051,691)	26,734,754
Net income (loss)	4,031,509	29,754,443	(8,395,444)	25,390,508
Less: net loss attributable to noncontrolling interest	8,545	-	-	8,545
Net income (loss) - America First Tax Exempt Investors, L. P.	$4,040,054	$29,754,443	$(8,395,444)	$25,399,053

	Partnership	VIEs	Consolidation-Elimination	Total
	For the Nine	For the Nine	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	Sep. 30, 2008	Sep. 30, 2008	Sep. 30, 2008	Sep. 30, 2008
Revenues:
Property revenues	$3,355,015	$6,701,918	$42,279	$10,099,212
Mortgage revenue bond investment income	7,624,404	-	(4,342,839)	3,281,565
Other income	26,188	-	-	26,188
Total Revenues	11,005,607	6,701,918	(4,300,560)	13,406,965
Expenses:
Real estate operating (exclusive of items shown below)	1,678,435	4,587,178	-	6,265,613
Depreciation and amortization	1,813,868	1,732,370	(44,445)	3,501,793
Interest	3,234,830	4,438,653	(5,251,138)	2,422,345
General and administrative	1,315,275	-	-	1,315,275
Total Expenses	8,042,408	10,758,201	(5,295,583)	13,505,026
Income (loss) from continuing operations	2,963,199	(4,056,283)	995,023	(98,061)
Income (loss) from discontinued operations	-	(1,008,970)	1,550,142	541,172
Net income (loss)	2,963,199	(5,065,253)	2,545,165	443,111
Less: net loss attributable to noncontrolling interest	4,437	-	-	4,437
Net income (loss) - America First Tax Exempt Investors, L. P.	$2,967,636	$(5,065,253)	$2,545,165	$447,548

4.  Investments in Tax-Exempt Bonds

The tax-exempt mortgage revenue bonds owned by the Company have been issued to provide construction and/or permanent financing of multifamily residential properties. The Company had the following investments in tax-exempt mortgage revenue bonds as of the dates shown:

	September 30, 2009
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	for pay-downs

Bella Vista	$6,740,000	$-	$(984,310)	$5,755,690
Bridle Ridge Apartments	7,885,000	-	(1,275,793)	6,609,207
Clarkson College	5,958,332	-	(863,393)	5,094,939
Gardens of DeCordova	4,853,000	-	(960,166)	3,892,834
Gardens of Weatherford	4,686,000	-	(1,217,189)	3,468,811
Runnymede Apartments	10,825,000	-	(1,569,733)	9,255,267
Southpark Apartments	11,919,860	342,223	-	12,262,083
Woodland Park	15,715,000	-	(2,702,980)	13,012,020
Woodlynn Village	4,550,000	-	(830,739)	3,719,261
	$73,132,192	$342,223	$(10,404,303)	$63,070,112

	December 31, 2008
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	for pay-downs

Bella Vista	$6,785,000	$-	$(1,821,433)	$4,963,567
Bridle Ridge Apartments	7,885,000	-	(2,047,419)	5,837,581
Clarkson College	6,018,333	-	(1,241,441)	4,776,892
Gardens of DeCordova	4,870,000	-	(1,493,142)	3,376,858
Gardens of Weatherford	4,702,000	-	(1,566,989)	3,135,011
Runnymede Apartments	10,825,000	-	(2,902,074)	7,922,926
Woodland Park	15,715,000	-	(4,507,533)	11,207,467
Woodlynn Village	4,550,000	-	(1,277,776)	3,272,224
	$61,350,333	$-	$(16,857,807)	$44,492,526

Valuation - As all of the Company’s investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  Due to the limited market for the tax-exempt bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the bonds.  There is no active trading market for the bonds and price quotes for the bonds are not generally available.  As of September 30, 2009 and December 31, 2008, all of the Company’s tax-exempt mortgage revenue bonds were valued using discounted cash flow and yield to maturity analyses performed by management.  Management’s valuation encompasses judgment in its application.  The key assumption in management’s yield to maturity analysis is the range of effective yields on the individual bonds.  At September 30, 2009, the range of effective yields on the individual bonds was 7.2% to 8.3%.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these bonds.  Assuming an immediate 10 percent adverse change in the key assumption, the effective yields on the individual bonds would increase to a range of 7.9% to 9.1% and would result in additional unrealized losses on the bond portfolio of approximately $5.4 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  Pricing services, broker quotes and management’s analyses provide indicative pricing only.

Unrealized gains or losses on these tax-exempt bonds are recorded in accumulated other comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. As of September 30, 2009, all of the current bond investments, except for the recently acquired Southpark bond, have been in an unrealized loss position for greater than twelve months.  The current unrealized losses on the bonds are not considered to be other-than-temporary because the Company has the intent and ability to hold these securities until their value recovers or until maturity, if necessary.  Ultimately, the Company views the bond collateral as the most likely source of bond principal repayment.  Therefore, as long as the value of the real property securing the bonds exceeds the outstanding bond principal, the Company believes that no other-than-temporary impairment is indicated.  The unrealized gain or loss will continue to fluctuate each reporting period based on the market conditions and present value of the expected cash flow.

In general, credit and capital markets have deteriorated over the past 12 to 18 months.  The deterioration has negatively impacted the fair value of the bonds over that same time period.  Although valuations have improved since December 31, 2008, if uncertainties in these markets continue, the markets deteriorate further or the Company experiences further deterioration in the values of its investment portfolio, or if the Company’s intent and ability to hold certain bonds changes, the Company may recognize impairments to its investment portfolio through earnings which would negatively impact the Company’s results of operations.

In October 2009, the Company acquired the Series 2007 Brookstone Apartments Project tax-exempt mortgage revenue bond for approximately $7.3 million which represented 100% of the bond issuance. The bond par value is $9.6 million and earns interest at an annual rate of 5.45% with a monthly interest payment and stated maturity date of May 1, 2040. Based on the purchase price discount, the bond will yield approximately 7.5% per annum to the Company.  The bond was issued for the construction of the Brookstone Apartments, a 168 unit multifamily apartment complex located in Waukegan, Illinois.

In August 2009, the Company acquired the tax-exempt mortgage revenue bond for a 192 unit multi-family apartment complex in Austin, Texas known as Southpark Ranch Apartments ("Southpark") for $11.9 million which represented 100% of the bond issuance. The bond par value is $14.2 million and the bond earns interest at an annual rate of 6.125%. Based on the purchase price discount, the bond will yield approximately 7.5% per annum to the Company. Interest is payable on June 1 and December 1with a stated maturity date of December 1, 2049. The bond is subject to a mandatory sinking fund redemption schedule at a redemption price equal to 100% of the principal amount over the term of the bond beginning December 1, 2010.   The Company has determined that the entity that owns Southpark does not meet the definition of a VIE and, accordingly, its financial statements are not consolidated into the consolidated financial statements of the Company.

During the quarter ended September 30, 2009, the Company made taxable loans to the property owners of Woodland Park and The Gardens of Decordova to allow for the continued lease up and stabilization of the properties and the payment of bond debt service.  Such taxable loans were approximately $700,000 and $315,000, respectively.  The construction of Woodland Park was completed in November 2008 and lease up continues.  As of September 30, 2009, the property had 107 units leased out of a total available units of 236, or 45% physical occupancy.  The construction of The Gardens of Decordova was completed in April 2009 and lease up continues.  As of September 30, 2009, the property had 28 units leased out of a total available units of 76, or 37% physical occupancy.   During the first quarter of 2009, the Company made a taxable loan to the owners of The Gardens of Weatherford Apartments of approximately $141,000 to fund construction activities and current bond debt service reserves through construction completion and property stabilization.

In September 2009, the Partnership was notified by the limited partner of the limited partnerships that own the Gardens of DeCordova and the Gardens of Weatherford of its intent to withdraw from these limited partnerships and assign its limited partnership interests to another party.  Such interests include the rights to receive the Low Income Housing Tax Credits ("LIHTCs") yet to be syndicated on the properties.  The change in ownership may have a negative impact on the tax-exempt bonds owned by the Partnership on these two properties unless a successor limited partner is located and agrees to fund any capital contributions necessary to complete and stabilize the projects.  The Partnership is working with the general partner of these limited partnerships to resolve this issue and will use its senior secured position as bondholder to help seek a positive outcome and protect Partnership interests.  Until such time as a new limited partner is admitted to these limited partnerships, the full impact of this change in ownership will not be known.  As discussed above, construction on the Gardens of DeCordova project has been completed and the project is in the “lease up and stabilization” phase of development.  Currently only utility and infrastructure work has been completed on the Gardens of Weatherford project.  While approximately $2.0 million remains on deposit with the bond trustee for the Gardens of Weatherford, such funds are insufficient to complete construction of the project or to pay the outstanding principal on the bonds should the project not be constructed.  At this time the Gardens of DeCordova owes the Partnership approximately $4.9 million under tax-exempt bonds and $315,000 under taxable loans while the Gardens of Weatherford owes approximately $4.7 million under tax-exempt bonds and $141,000 under taxable loans.

 In June 2007, the Company acquired bonds with a combined face value of $5.9 million, the proceeds of which were to be used to finance the construction of a 72 unit multifamily apartment complex in Gardner, Kansas known as Prairiebrook Village.  The property owner defaulted on these bonds and the bond trustee filed a petition of foreclosure on the mortgage securing the bonds in May 2008.  In October 2008, the Company received approximately $4.5 million from the trustee representing unused bond proceeds.  The bond trustee has received a summary judgment against the owner and developer for the unpaid principal balance. In August 2009, the Company received approximately $270,000 from the trustee. Currently the land which was owned by the project is being held for sale by the bond trustee.  The Company is currently pursuing its remedies against the project owner and developer on their guarantees.  Such remedies include placing liens on assets identified as owned by the guarantors and garnishing wages or other income.  The Company has recorded a receivable of $718,000 which is included in Other Assets on the Condensed Consolidated Balance Sheet and holds the related land as an asset held for sale valued at $375,000.

5.  Real Estate Assets

To facilitate its investment strategy of acquiring additional tax-exempt mortgage bonds secured by MF Properties, the Partnership has caused its various Holding Companies to acquire 99% limited partner positions in the nine limited partnerships that own the MF Properties.  The general partners of these partnerships are unaffiliated parties and their 1% ownership interests in these limited partnerships is reflected in the Company’s consolidated financial statements as non-controlling interests.  The Partnership expects each of these MF Properties to eventually be sold either to a not-for-profit entity or in connection with a syndication of LIHTCs under Section 42 of the Internal Revenue Code of 1986, as amended (the “Code”).  The Partnership expects to provide the tax-exempt mortgage revenue bonds to the new property owners as part of the restructuring.  Such restructurings will generally be expected to be initiated within 36 months of the Partnership’s initial investment in a MF Property and will often coincide with the expiration of the compliance period relating to LIHTCs previously issued with respect to the MF Property.  The Partnership will not acquire LIHTCs in connection with these transactions.  While current credit markets and general economic conditions have resulted in very few LIHTC syndication and tax-exempt bond financing transactions being completed in the past twelve to eighteen months, the Partnership is evaluating the potential sale of three MF Properties in a transaction that it expects to partially finance through the acquisition of tax-exempt bonds secured by the properties.  These types of transactions represent a long-term market opportunity for the Partnership and provide a significant future bond investment pipeline when the market for LIHTC syndications strengthens.  Until such a restructuring occurs the operations of the properties owned by the limited partnerships will continue to be consolidated with the Partnership.

At September 30, 2009, the Partnership held an interest in nine MF Properties containing 964 rental units, of which four are located in Ohio, two are located in Kentucky, one is located in Virginia, one is located in Georgia, and one in North Carolina.  The ninth MF Property, Greens of Pine Glen Limited Partnership (“Greens”), which is located in North Carolina, was acquired in February 2009, for a $7.0 million purchase price.  The Company incurred transaction expenses of approximately $165,000 which were expensed based on the Company’s adoption of ASC 805-10, Business Combinations, (pre-codification reference SFAS No. 141R), on January 1, 2009. As a result, the financial statements of this property have been consolidated with those of the Partnership since that time.  The Company has preliminarily allocated $6.8 million of the purchase price to real estate assets.  The purchase price was funded through an assumed mortgage loan of $6.5 million and cash on hand. The unpaid balance of the assumed mortgage loan bears a 7% annual interest rate payable monthly.  The initial maturity date of the loan is September 2010 at which time the borrower has an option to extend the note for 18 months.

In addition to the MF Properties, the Partnership consolidates the assets, liabilities and results of operation of the VIEs in accordance with ASC 810-10 (see Note 3).  Although the assets of the VIEs are consolidated, the Partnership has no ownership interest in the VIEs other than to the extent they serve as collateral for the tax-exempt mortgage revenue bonds owned by the Partnership.  The results of operations of the VIEs are recorded by the Company in consolidation but any net income or loss of the VIEs does not accrue to the BUC holders or the General Partner, but is instead included in "Unallocated deficit of variable interest entities.”

6.  Discontinued Operations and Assets Held for Sale

In April 2009, the Company acquired the Series A and B Oak Grove Commons Apartments tax-exempt mortgage revenue bonds for $2.6 million which represented 100% of the bond issuance.  The Series A bond par value is $5.6 million and the Series B bond par value is $1.4 million.  The bonds were issued for the construction of the Oak Grove Commons Apartments, a 168 unit multifamily apartment complex located in Conway, Arkansas.  At the time of acquisition the bonds were in technical default as the property had not reached stabilization and was not current on debt service.  The Company purchased the bonds with the intent to evaluate the property and determine if the bonds could be restructured and maintained as an investment.  The Company determined that it would no longer maintain the bond as an investment and, therefore, foreclosed on the bonds.  In June 2009, the Company took ownership of the property with the intent to sell the apartment complex to a third party and classified the property as an asset held for sale.  In September 2009, the Company sold Oak Grove to an unaffiliated party for $3.75 million.  After the deduction of selling expenses, commissions and cash advances made to the property, the Company realized a taxable gain of approximately $863,000 from the sale.  The General Partner approved a special distribution of the net cash proceeds realized on this transaction.  In accordance with the Company’s Agreement of Limited Partnership, this special distribution was considered a distribution of Tier 2 Net Residual Proceeds and, as such, was distributed 75% to the BUCs and 25% to the General Partner.  The distribution to the BUCholders of $0.035 per BUC was made on October 30, 2009 to the BUCholders of record as of September 30, 2009.  The remainder of the special distribution, approximately $215,000, was paid to the General Partner.

In February 2009, the tax-exempt mortgage revenue bonds secured by Ashley Pointe at Eagle Crest in Evansville, Indiana, Woodbridge Apartment of Bloomington III in Bloomington, Indiana, and Woodbridge Apartments of Louisville II in Louisville, Kentucky were redeemed.  The properties financed by these redeemed mortgage revenue bonds were required to be consolidated into the Company’s financial statements as VIEs under ASC 810-10.  During the fourth quarter of 2008, these VIEs met the criteria for discontinued operations under ASC 360-10 and they were classified as such in the consolidated financial statements for all periods presented. In order to properly reflect the transaction under ASC 810-10, the Company recorded the redemption of the bonds as a sale of the properties as though they were owned by the Company.  The transaction was completed for a total purchase price of $32.0 million resulting in a gain on sale for GAAP reporting to the Company of approximately $26.5 million.  The redemption of the bonds did not result in a taxable gain to the Partnership.  The redeemed bonds were collateral on the Company’s Tender Option Bond (“TOB") facility (see Note 7).  As of the closing date of the redemption, the Company placed on deposit with Bank of America $23.6 million as replacement collateral.  The restricted cash amount was released on June 18, 2009 when the TOB facility was collapsed and the Company entered into its new term loan agreement with Bank of America (see Note 7).

As of December 31, 2008, $19.6 million of the Company's outstanding debt under the TOB facility was allocated to discontinued operations.  Interest expense on this debt was allocated to discontinued operations based on the historical effective rate of the Company’s debt financing applied to the debt financing allocated to discontinued operations.  The Company allocated interest expense of $0 and $81,500 to discontinued operations for the three and nine months ended September 30, 2009, respectively, and $205,000 and $812,400 for the three and nine months ended September 30, 2008, respectively.

The following presents the components of the assets and liabilities of discontinued operations as of September 30, 2009 and December 31, 2008 and the revenues, expenses and income from discontinued operations, excluding the gain on sale of $26.5 million, for the three and nine months ended September 30, 2009 and 2008.
	September 30, 2009	December 31, 2008
Cash and cash equivalents	$-	$164,861
Restricted cash	-	322,560
Land	-	1,497,355
Buildings and improvements	-	23,696,355
Real estate assets before accumulated depreciation	-	25,193,710
Accumulated depreciation	-	(17,927,345)
Net real estate assets	-	7,266,365
Other assets	-	360,075
Total assets from discontinued operations	-	8,113,861
Total liabilities of discontinued operations	-	23,264,589
Net deficits of discontinued operations	$-	$(15,150,728)

	Three Months Ended September 30,
	2009	2008
Rental Revenues	$-	$1,264,818
Expenses	-	1,097,350
Income from discontinued operations	$-	$167,468

	Nine Months Ended September 30,
	2009	2008
Rental Revenues	$849,366	$3,877,227
Expenses	501,926	3,336,055
Income from discontinued operations	$347,440	$541,172

7.  Debt Financing and Mortgage Payable

In June 2009, the Company entered into a new secured credit facility with Bank of America which refinanced the maturing TOB facility.  The new credit facility has a one-year term with a six-month renewal option held by the Company, an annual floating interest rate of one-month LIBOR plus 390 basis points and a loan amount of $50.0 million.  The proceeds from the new credit facility plus the cash collateral held by Bank of America for the TOB facility were used to retire the outstanding balance on the TOB facility.  The new credit facility is secured by 13 tax-exempt mortgage revenue bonds with a total par value of $112.1 million plus approximately $1.5 million in restricted cash.  Financial covenants for the new credit facility include the maintenance of a leverage ratio not to exceed 70% and a minimum liquidity of $5.0 million by the Company.  Additionally, the properties which secure the bond portfolio which is collateral for the new credit facility are to maintain, as a group, a minimum debt service coverage of 1.1 to 1 and a loan to value ratio not to exceed 75%.  At September 30, 2009, the Company was in compliance with these covenants.  Subsequent to September 30, 2009, the Company was notified by Bank of America that it was no longer in compliance with the loan to value covenant.  In November 2009, the Company transferred additional collateral of approximately $2.0 million to Bank of America to maintain compliance with the covenant.  At September 30, 2009, all of the Company’s debt financing was attributable to continuing operations. As of December 31, 2008, the Company had debt financing of $76.6 million secured by 17 tax-exempt mortgage revenue bonds with a total par value of $141.3 million plus approximately $5.0 million in restricted cash.  At December 31, 2008, three of the tax-exempt mortgage revenue bonds securing the debt financing were those of the consolidated VIEs presented as discontinued operations.  Accordingly, $19.6 million of the debt financing was classified in liabilities of discontinued operations.  The remaining $57.0 million of debt financing at December 31, 2008, was classified as continuing operations.

As of September 30, 2009, Mortgages Payables related to the MF Properties totaled approximately $30.2 million. The acquisition of the Greens of Pine Glen in February 2009 was financed with an assumed mortgage loan of $6.5 million. The unpaid balance of the assumed mortgage loan bears a 7% annual interest rate payable monthly.  The initial maturity date of the loan is September 2010 at which time the borrower has an option to extend the note for 18 months.  In July 2009, the owners of the six MF Properties located in Ohio and Kentucky entered into a Maturity Date Extension Agreement for the $19.9 million mortgage loan secured by these MF Properties which extended the maturity date by one year to July 2010.  In connection with the extension, $7.1 million of the principal balance of this mortgage was repaid leaving a new outstanding mortgage balance of approximately $12.8 million.  Two of the MF Properties, known as Eagle Ridge and Meadowview, were released as collateral for the mortgage loan in connection with the extension of the maturity date.

The Company’s aggregate borrowings as of September 30, 2009, contractually mature over the next five years and thereafter as follows:
2009	$177,185
2010	62,856,629
2011	4,627,896
2012	6,411,436
2013	6,087,658
Thereafter	-
Total	$80,160,804

The Company continues to explore refinancing opportunities for its outstanding debt.  While the Company expects to be able to renew or refinance its debt as it matures, if the current illiquidity in the financial markets continues or further deteriorates, the counterparties on the Company’s credit facilities may be unable or unwilling to meet their commitments and the Company’s ability to renew or refinance its outstanding debt financing may be negatively affected.

8.  Issuance of Additional Beneficial Unit Certificates

In October 2009, the Partnership issued, through an underwritten public offering, a total of 4,830,000 BUCs at a public offering price of $5.05 per BUC. Net proceeds realized by the Partnership from the issuance of the additional BUCs were approximately $22.9 million, after payment of an underwriter's discount and other offering costs of approximately $1.5 million. In May 2009, the Partnership issued, through an underwritten public offering, a total of 3,500,000 BUCs at a public offering price of $5.00 per BUC. Net proceeds realized by the Partnership from the issuance of the additional BUCs were approximately $16.1 million, after payment of an underwriter's discount and other offering costs of approximately $1.4 million. Both offerings were made pursuant to a $100.0 million shelf registration statement filed with the Securities and Exchange Commission.  The shelf registration statement remains active with the SEC and, to date, the Partnership has issued approximately $71.5 million of BUCs under this Registration Statement.  The Partnership intends to issue additional BUCs from time to time.

9.  Transactions with Related Parties

The general partner of the Partnership, AFCA 2, is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its tax-exempt mortgage revenue bonds or other tax-exempt investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. For the three and nine months ended September 30, 2009, the Partnership paid administrative fees to AFCA 2 of approximately $69,000 and $207,000, respectively.  For the three and nine months ended September 30, 2008, the Partnership paid administrative fees to AFCA 2 of approximately $76,000 and $252,000, respectively. In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the tax-exempt mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these tax-exempt mortgage revenue bonds and totaled approximately $68,800 and $186,400 for the three and nine months ended September 30, 2009, respectively. For the three and nine months ended September 30, 2008, these administrative fees totaled approximately $78,000 and $246,000, respectively.

AFCA 2 earned mortgage placement fees in connection with the acquisition of certain tax-exempt mortgage revenue bonds.  These mortgage placement fees were paid by third parties involved in the transaction. During the three and nine months ended September 30, 2009, AFCA 2 earned mortgage placement fees of approximately $117,500 and $209,200, respectively. During the three and nine months ended September 30, 2008, AFCA 2 earned mortgage placement fees of approximately $0 and $61,250, respectively.

An affiliate of AFCA 2, Properties Management, was retained to provide property management services for Ashley Square, Ashley Pointe at Eagle Crest, Iona Lakes Apartments, Bent Tree Apartments, Lake Forest Apartments, Fairmont Oaks Apartments, Cross Creek Apartments, Eagle Ridge, Crescent Village, Meadowview, Willow Bend, Postwoods I, Postwoods II, Churchland, Glynn Place and The Greens. The management fees paid to Properties Management amounted to approximately $224,300 and $653,900 for the three and nine months ended September 30, 2009, respectively. The management fees paid to Properties Management during the three and nine months ended September 30, 2008 totaled approximately $192,700 and $477,800, respectively. For the VIEs, these management fees are not Partnership expenses but are recorded by each applicable VIE entity and, accordingly, have been reflected in the accompanying consolidated financial statements. Such fees are paid out of the revenues generated by the properties owned by the VIEs prior to the payment of any interest on the tax-exempt mortgage revenue bonds and taxable loans held by the Partnership on these properties. For the MF Properties, these management fees are considered Company real estate operating expenses.  Additionally, Properties Management was retained to provide property management services for Clarkson College and Chandler in 2008 and Clarkson College, Woodland Park, Gardens of Decordova and Oak Grove in 2009.  The management fees paid to Properties Management by these nonconsolidated entities amounted to approximately $12,500 and $80,700 during the three and nine months ended September 30, 2009, respectively. The management fees paid to Properties Management by these entities amounted to approximately $14,300 and $63,200 during the three and nine months ended September 30, 2008, respectively.

The shareholders of the limited-purpose corporations which own four of the apartment properties financed with tax-exempt bonds and taxable loans held by the Company are employees of The Burlington Capital Group LLC, the general partner of AFCA 2 (“Burlington”) who are not involved in the operation or management of the Company and who are not executive officers or managers of Burlington.

10.  Interest Rate Derivative Agreements

As of September 30, 2009, the Company had three derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing and mortgages payable. The terms of the derivative agreements are as follows:
	Notional Amount	Effective Capped Rate	Maturity Date	Purchase Price
Date Purchased					Counterparty

June 18, 2009	$50,000,000	4.65%	December 31, 2010	$554,000	Bank of America

July 9, 2009	$12,793,570	2.05%	July 10, 2010	$51,500	JP Morgan

October 29, 2008	$4,480,000	6.00%	November 1, 2011	$26,512	Bank of America

Prior to June 2009, the Company had four derivative agreements.  As part of the refinancing of the TOB facility in June 2009, two of these agreements were cancelled and one new derivative was purchased.  The cancelled derivatives were a $15.0 million interest rate swap and a $60.0 million interest rate cap.  The cancellation of these derivatives resulted in a cash payment by the Company to counterparties of approximately $62,300.  The derivative purchased is a one-month LIBOR interest rate cap with a notional value of $50.0 million which was purchased for approximately $554,000.  This new interest rate cap effectively caps the interest rate to be paid on the Company’s new secured credit facility at 0.75% plus 390 basis points, or 4.65%.  In addition, in July 2009, the Company purchased a new interest rate cap related to the extension of the mortgage loan secured by certain MF Properties described in Note 7. This derivative effectively caps the interest rate  to be paid on the mortgage loan at 0.5% plus 155 basis points, or 2.05%.with a notional value of $12.8 million and a purchase price of $51,500.

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $231,300 and $721,800 for the three and nine months ended September 30, 2009, respectively. The change in fair value of these derivative contracts resulted in an approximate $183,000 decrease in interest expense for the three months ended September 30, 2008 and a decrease in interest expense of approximately $145,000 for the nine months ended September 30, 2008.

11.  Segment Reporting

The Company consists of three reportable segments, Tax-Exempt Bond Investments, MF Properties, and VIEs.  In addition to the three reportable segments, the Company also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

Tax-Exempt Bond Investments Segment

The Tax-Exempt Bond Investments segment consists of the Company’s portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  Such tax-exempt bonds are held as long-term investments.  As of September 30, 2009, the Company held ten tax-exempt bonds (secured by nine properties) not associated with VIEs and six tax-exempt bonds associated with VIEs.  The multifamily apartment properties financed by these tax-exempt bonds contain a total of 1,329 rental units.

MF Properties Segment

The MF Properties segment consists of indirect equity interests in multifamily apartment properties which are not currently financed by tax-exempt bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring.  In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties.  The Partnership’s interests in its current MF Properties are not currently classified as Assets Held for Sale because the Partnership is not actively marketing them for sale, there is no definitive purchase agreement in existence and, therefore, no sale is expected in the next twelve months.  During the time the Partnership holds an interest in a MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.  Any such cash distribution will contribute to the Partnership’s Cash Available for Distribution (“CAD”).  As of September 30, 2009, the Company held limited partner interests in the owners of nine MF Properties containing a total of 964 rental units.

The VIE Segment

The VIE segment consists of multifamily apartment properties which are financed with tax-exempt bonds held by the Partnership, the assets, liabilities and operating results of which are consolidated with those of the Partnership as a result of ASC 810-10. The tax-exempt bonds on these VIE properties are eliminated from the Company’s financial statements as a result of such consolidation, however, such bonds are held as long-term investments by the Partnership which continues to be entitled to receive principal and interest payments on such bonds.  The Company does not actually own an equity position in the VIEs or their underlying properties.  As of September 30, 2009, the Company consolidated six VIE multifamily apartment properties containing a total of 1,288 rental units.

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

The following table details certain key financial information for the Company’s reportable segments for the three and nine month periods ended September 30, 2009 and 2008:
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Total revenue
Tax-Exempt Bond Financing	$2,936,714	$2,531,665	$9,631,197	$7,650,592
MF Properties	1,812,213	1,170,146	5,283,154	3,355,015
VIEs	2,059,866	2,229,635	6,243,440	6,701,918
Consolidation/eliminations	(1,031,292)	(1,434,408)	(5,670,986)	(4,300,560)
Total revenue	$5,777,501	$4,497,038	$15,486,805	$13,406,965

Interest expense
Tax-Exempt Bond Financing	$650,590	$597,920	$2,341,833	$2,537,805
MF Properties	411,591	237,462	958,100	697,025
VIEs	1,759,337	1,493,068	4,908,757	4,438,653
Consolidation/eliminations	(1,759,337)	(1,698,069)	(4,990,311)	(5,251,138)
Total interest expense	$1,062,181	$630,381	$3,218,379	$2,422,345

Depreciation expense
Tax-Exempt Bond Financing	$-	$-	$-	$-
MF Properties	467,620	254,391	1,331,778	713,587
VIEs	679,851	569,766	1,869,060	1,698,618
Consolidation/eliminations	-	-	-	-
Total depreciation expense	$1,147,471	$824,157	$3,200,838	$2,412,205

Income (loss) from continuing operations
Tax-Exempt Bond Financing	$1,625,151	$1,257,763	$4,885,970	$3,406,906
MF Properties	(172,051)	(91,094)	(854,461)	(443,707)
VIEs	(1,990,251)	(1,451,593)	(5,032,002)	(4,056,283)
Consolidation/eliminations	741,779	278,474	(343,753)	995,023
Income (loss) from continuing operations	$204,628	$(6,450)	$(1,344,246)	$(98,061)

Net income (loss)
Tax-Exempt Bond Financing	$1,625,151	$1,257,763	$4,885,970	$3,406,906
MF Properties	(170,330)	(90,183)	(845,916)	(439,270)
VIEs	(1,990,251)	(1,874,030)	29,754,443	(5,065,253)
Consolidation/eliminations	741,779	868,379	(8,395,444)	2,545,165
Net income	$206,349	$161,929	$25,399,053	$447,548

			September 30, 2009	December 31, 2008
Total assets
Tax-Exempt Bond Financing			$139,167,556	$158,156,573
MF Properties			54,301,335	47,571,345
VIEs			58,729,657	56,467,499
Consolidation/eliminations			(78,625,557)	(104,322,141)
Total assets			$173,572,991	$157,873,276

Total partners' capital
Tax-Exempt Bond Financing			$96,809,374	$77,498,951
MF Properties			6,553,763	6,771,635
VIEs			(39,913,919)	(69,668,362)
Consolidation/eliminations			17,618,288	26,225,387
Total partners' capital			$81,067,506	$40,827,611

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

13.  Recently Issued Accounting Pronouncements

In June 2009, the FASB issued pre-codification guidance in Statement No. 168, The FASB Accounting  Standards Codification  and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, Effective July 1, 2009, this guidance was codified into ASC 105-10, Generally Accepted Accounting Standards ("ASC 105-10"), which became the source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective July 1, 2009, the Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became nonauthoritative on that effective date. ASC 105-10 does not have a material impact on the financial statements.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS No. 167). SFAS No. 167 retains the scope of Interpretation 46(R), Consolidation of Variable Interest Entities, with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. SFAS No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact of SFAS No. 167 on the financial statements. SFAS No. 167 has not been codified to date.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (SFAS No. 166). On and after the effective date of SFAS No. 166 , the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. SFAS No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. SFAS No. 166 is not expected to have a material impact on the financial statements. SFAS No. 166 has not been codified to date.

In May 2009, the FASB issued pre-codification Statement No. 165, Subsequent Events. On July 1, 2009, this Statement was codified into ASC 855-10, Subsequent Events, ("ASC 855-10") which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted ASC 855-10 in the second quarter. The adoption did not affect the consolidated balance sheet, statement of operations, or cash flows.

On January 1, 2009, the Company adopted the pre-codification guidance of  SFAS No. 141R, Business Combination. Effective July 1, 2009, this guidance was codified into ASC 805-10, Business Combinations ("ASC 805-10"), which changes the way the Company accounts for business acquisition. and requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of ASC 805-10 will, among other things, impact the determination of acquisition date fair value of consideration paid in a business combination, exclude transaction costs from acquisition accounting and change some accounting practices.

On January 1, 2009, the Company adopted the pre-codification guidance of  SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51). Effective July 1, 2009, this guidance was codified into ASC 810-10, Consolidations ("ASC 810-10"). It requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in deconsolidation.  The adoption recharacterized minority interests as noncontrolling interests and reclassified minority interests as a component of equity on the Company’s financial statements.  Prior year amounts relating to noncontrolling interests have been reclassified to conform to current year presentation as required by ASC 810-10.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following pre-codification guidance in FASB Staff Positions. Effective July 1, 2009, this guidance was codified into various codification sections as noted below ("ASC"):

ASC 820-10-65-4, Fair Value Measurements and Disclosures ("ASC 820-10-65-4") (pre-codification guidance of FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales and reaffirms what ASC 820-10 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

ASC 825-10-65-1, Financial Instruments, ("ASC 825-10-65-1") (pre-codification guidance of FSP FAS 107-1 and APB 28-1) relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this guidance, fair values for these assets and liabilities were only disclosed once a year. ASC 825-10-65-1 now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all financial instruments not measured on the balance sheet at fair value.

ASC 320-10-65-1, Investments - Debt and Equity Securities ("ASC 320-10-65-1") (pre-codification guidance of FSP FAS 115-2 and FAS 124-2) on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. ASC 320-10 also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

ASC 820-10-65-4, ASC 825-10-65-1 and ASC 320-10-65-1 were effective for the Company for the quarter ended June 30, 2009 and did not have a material impact on the Company’s financial statements.

14.   Fair Value Measurements

Effective January 1, 2008, the Company adopted the pre-codification guidance of SFAS No. 157, Fair Value Measurements. Effective July 1, 2009, this guidance was codified into ASC 820-10, Fair Value Measurements ("ASC 820-10") which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The adoption of ASC 820-10 did not significantly change the method in which the Company measures fair value, but it requires certain additional disclosures, as set forth below.  The provisions of ASC 820-10 apply to other accounting pronouncements that require or permit fair value measurements.  ASC 820-10:

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

Investments in Tax-exempt Mortgage Revenue Bonds.  The fair values of the Company’s investments in tax-exempt mortgage revenue bonds have each been based on a discounted cash flow and yield to maturity analysis performed by the General Partner.  There is no active trading market for the bonds and price quotes for the bonds are not available.  If available, the General Partner may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  The estimates of the fair values of these bonds, whether estimated by the Company or based on external sources, are based largely on unobservable inputs the General Partner believes would be used by market participants.  Additionally, the calculation methodology used by the external sources and the Company encompasses the use of judgment in its application. Given these facts the fair value measurement of the Company’s investment in tax-exempt mortgage revenue bonds is categorized as a Level 3 input.

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

Assets and liabilities measured at fair value on a recurring basis, in thousands, are summarized below:

		Fair Value Measurements at September 30, 2009
		Quoted Prices	Significant Other Observable Inputs
		in Active Markets		Significant
	Assets/Liabilities	for Identical Assets		Unobservable Inputs
Description	at Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$63,070,112	$-	$-	$63,070,112
Interest Rate Derivatives	248,838	-	-	248,838
Total Assets at Fair Value	$63,318,950	$-	$-	$63,318,950

		For nine months ended September 30, 2009
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage	Interest Rate
		Revenue Bonds	Derivatives	Total
Beginning Balance January 1, 2009		$44,492,526	$302,849	$44,795,375
Total gains or losses (realized/unrealized)
Included in earnings		-	(721,811)	(721,811)
Included in other comprehensive income		6,795,727	-	6,795,727
Purchases, issuances and settlements		11,781,859	667,800	12,449,659
Ending Balance September 30, 2009		$63,070,112	$248,838	$63,318,950
Total amount of gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30, 2009		$-	$(721,811)	$(721,811)

		Fair Value Measurements at December 31, 2008
		Quoted Prices	Significant Other Observable Inputs
		in Active Markets		Significant
	Assets/Liabilities	for Identical Assets		Unobservable Inputs
Description	at Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$44,492,526	$-	$-	$44,492,526
Interest Rate Derivatives	302,849	-	-	302,849
Total Assets at Fair Value	$44,795,375	$-	$-	$44,795,375

		For nine months ended September 30, 2008
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage	Interest Rate
		Revenue Bonds	Derivatives	Total
Beginning Balance January 1, 2008		$66,167,116	$12,439	$66,179,555
Total gains or losses (realized/unrealized)
Included in earnings			144,888	144,888
Included in other comprehensive income		(4,891,642)		(4,891,642)
Purchases, issuances and settlements		(2,518,295)	985,000	(1,533,295)
Ending Balance September 30, 2008		$58,757,179	$1,142,327	$59,899,506

Total amount of gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30, 2008		$-	$144,888	$144,888

Losses included in earnings for the period shown above is included in interest expense.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Management’s Discussion and Analysis, the “Partnership” refers to America First Tax Exempt Investors, L.P. and its subsidiaries (which are limited partners in the entities that own the MF Properties) on a consolidated basis and the “Company” refers to the consolidated financial information of the Partnership and certain entities that own multifamily apartment projects financed with mortgage revenue bonds held by the Partnership that are treated as “variable interest entities” (“VIEs”).  The Partnership has been determined to be the primary beneficiary of these VIEs although it does not hold an equity position in them and, therefore, must consolidate these entities. The consolidated financial statements of the Company include the accounts of the Partnership and the VIEs. All significant transactions and accounts between the Partnership and the VIEs have been eliminated in consolidation.

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

Executive Summary

Challenging economic conditions have continued throughout 2009, with tight credit conditions and slow growth.  As a result of these conditions, the cost and availability of credit has been, and may continue to be, adversely affected in all markets in which we operate. Concern about the stability of the markets generally, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce, and in some cases, cease, to provide funding to borrowers. If these market and economic conditions continue, they may limit our ability to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our financial condition and results of operations.

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

The Company believes that current economic and credit market conditions have created investment opportunities for the Company that it intends to aggressively pursue. Many participants in the multifamily housing debt sector are either reducing their participation in the market or are being forced to divest their existing portfolio of investments.  This has resulted in fewer investors competing for new issuances of tax-exempt housing bonds and has created opportunities to acquire existing tax-exempt bonds from distressed entities at attractive yields.  We believe that we are well-positioned as a result of our ability to acquire assets on the secondary market while maintaining the ability and willingness to also participate in primary market transactions.  Additionally, the current credit crisis is providing the potential for investments in quality real estate assets to be acquired from distressed owners and lenders.  Our ability to restructure existing debt together with the ability to improve the operations of the underlying apartment properties through our affiliated property management company results in a valuable tax-exempt bond investment which is supported by the collateral and operations of the underlying real property.  The Company is currently evaluating a number of attractive potential investments and continues to be presented with investment opportunities on a regular basis.  While we believe the Company is well-positioned to aggressively pursue new investment opportunities thereby creating value to shareholders in the form of a strong tax-exempt bond investment, there is no guarantee that we will be able to consummate any such transaction.

Additionally, the current negative economic conditions, unemployment, lack of jobs growth, low home mortgage interest rates and tax incentives provided to first time homebuyers have begun to have a negative impact on the properties which collateralize our tax-exempt bond investments, the VIEs and our MF Properties in the form of declining occupancy.  Economic occupancy at the MF Properties was 85% during the first nine months of 2009 as compared to 87% in the first nine months of 2008. Economic occupancy of the VIEs was 74% in 2009 and 84% in 2008.  These issues will have a negative impact on the overall property operations and profitability in the short-term, however, we expect that long-term property operations will not be impacted significantly.

Until June 2009, Company debt consisted of the TOB facility of approximately $76.6 million and approximately $37.3 million of mortgage debt on MF Properties. In June 2009, the Company entered into a new secured credit facility with Bank of America which refinanced the maturing TOB facility.  The new credit facility has a one-year term with a six-month renewal option held by the Company, an annual floating interest rate of one-month LIBOR plus 390 basis points and a loan amount of $50.0 million.  The proceeds from the new credit facility plus the cash collateral held by Bank of America for the TOB facility were used to retire the outstanding balance on the TOB facility.  The new credit facility is secured by 13 tax-exempt mortgage revenue bonds with a total par value of $112.1 million plus approximately $1.5 million in restricted cash.  Financial covenants for the new credit facility include the maintenance of a leverage ratio not to exceed 70% and a minimum liquidity of $5.0 million by the Company.  Additionally, the properties which secure the bond portfolio which is collateral for the new credit facility are to maintain, as a group, minimum debt service coverage of 1.1 to 1 and a loan to value ratio not to exceed 75%.  At September 30, 2009, the Company was in compliance with these covenants.  Subsequent to September 30, 2009, the Company was notified by Bank of America that it was no longer in compliance with the loan to value covenant.  In November 2009, the Company transferred additional collateral of approximately $2.0 million to Bank of America to maintain compliance with the covenant.  The Company continues to explore opportunities to improve its financing arrangements.  One option currently being pursued is a Tax-Exempt Bond securitization facility (“TEBs”) with Freddie Mac.  The Company feels this financing option offers several advantages over the current credit facility including a longer term of up to 10 years. There can be no assurance that we will be able to enter into a TEBs securitization facility on terms favorable to the Partnership or at all.

Approximately $19.9 million in outstanding mortgage financing related to the MF Properties located in Ohio and Kentucky was due in July 2009.  This mortgage loan contains three one-year renewal options held by the borrower.  In July 2009, the borrower entered into a Maturity Date Extension Agreement for the mortgage loan which extended the maturity on the mortgage one year to July 2010.  In conjunction with the extension, the borrower paid down the mortgage balance related to two of the financed properties, Eagle Ridge and Meadowview.  The outstanding principal was reduced by approximately $7.1 million resulting in a new outstanding mortgage balance of approximately $12.8 million and the Eagle Ridge and Meadowview properties were released as collateral for the loan. If the current illiquidity in the financial markets continues or further deteriorates, our ability to renew or refinance our outstanding credit facility, as well as the mortgage debt financing MF Properties, may be negatively affected.

The Partnership has an effective Registration Statement on Form S-3 with the SEC relating to the sale of up to $100.0 million of its BUCs.  Pursuant to this Registration Statement, in October 2009, the Partnership issued, through an underwritten public offering, a total of 4,830,000 BUCs at a public offering price of $5.05 per BUC. Additionally, pursuant to this Registration Statement, in May 2009, the Partnership issued, through an underwritten public offering, a total of 3,500,000 BUCs at a public offering price of $5.00 per BUC. Net proceeds realized by the Partnership from the issuance of the additional BUCs were approximately $22.9 million and $16.1 million, respectively, after payment of an underwriter's discount and other offering costs. The proceeds will be used to acquire additional tax-exempt revenue bonds and other investments meeting the Partnership's investment criteria and for general working capital needs.  To date, the Partnership has issued approximately $71.5 million of BUCs under this Registration Statement which will expire in January 2010. The Partnership intends to issue additional BUCs from time to time.  In that regard, the Partnership expects to file a new Registration Statement on Form S-3 for the sale of additional BUCs beyond the amount registered under its existing Registration Statement.

The Company’s regular annual distributions were paid at a rate of $0.54 per BUC, or $0.135 per quarter per BUC, through the first quarter of 2009.  Given the changes to the Company’s credit facilities, the General Partner completed financial models in order to estimate the impact of the change on the Company's assets, debt and cash available for distribution ("CAD").  In order to ensure that cash provided by the Company’s tax-exempt mortgage revenue bonds and other investments will be adequate to meet its projected liquidity requirements, including the payment of expenses, interest and distributions to BUC holders, beginning with the second quarter 2009 distribution, the General Partner changed the Company’s regular annual distribution to $0.50 per BUC, or $0.125 per quarter per BUC.  The General Partner believes that distributions at this level are sustainable; however, if actual results vary from current projections and the actual CAD generated is less than the new regular distribution, such distribution amount may need to be reduced.

Discussion of the Partnership Bond Holdings and the Related Apartment Properties as of September 30, 2009

The Partnership’s purpose is to acquire and hold as long-term investments a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  At September 30, 2009, the Partnership held 16 tax-exempt mortgage bonds (secured by 15 properties), six of which are secured by properties held by VIEs and, therefore, eliminated in consolidation on the Company’s financial statements.  The nine properties underlying the ten non-consolidated tax-exempt mortgage bonds contain a total of 1,329 rental units.  At September 30, 2008, the Partnership held 19 tax-exempt mortgage bonds (secured by 17 properties), eight of which were secured by properties held by VIEs and, therefore, eliminated in consolidation on the Company's financial statements. At September 30, 2008, the nine properties underlying the eleven non-consolidated tax-exempt mortgage bonds secured by apartment properties contained a total of 1,137 rental units. The VIEs’ primary operating strategy focuses on multifamily apartment properties as long-term investments.  Each VIE owns one multifamily apartment property that has been financed by a tax-exempt mortgage revenue bond held by the Partnership.  As of September 30, 2009, the Company consolidated six VIE multifamily apartment properties containing a total of 1,288 rental units.  As of September 30, 2008, the Company consolidated eight VIE multifamily apartment properties containing a total of 1,764 rental units.

To facilitate its investment strategy of acquiring additional tax-exempt mortgage bonds secured by multifamily apartment properties, the Partnership may acquire ownership positions in apartment properties (“MF Properties”). The Partnership expects to ultimately restructure the property ownership through a sale of the MF Properties and a syndication of low income housing tax credits (“LIHTCs”).  The Partnership expects to provide the tax-exempt mortgage revenue bonds to the new property owners as part of the restructuring.   Such restructurings will generally be expected to be initiated within 36 months of the initial investment in an MF Property and will often coincide with the expiration of the compliance period relating to LIHTCs previously issued with respect to the MF Property.  The Partnership will not acquire LIHTCs in connection with these transactions. As of September 30, 2009, the Partnership's subsidiaries held an interest in nine MF Properties containing 964 rental units, of which four are located in Ohio, two are located in Kentucky, one is located in Virginia, one is located in Georgia, and one in North Carolina.  As of September 30, 2008, a wholly-owned subsidiary of the Partnership held limited partnership interests in seven entities that own MF Properties containing a total of 668 rental units.

The following table outlines certain information regarding the apartment properties on which the Partnership holds tax-exempt mortgage bonds (separately identifying those treated as VIEs) and the MF Properties owned by the Partnership.  The narrative discussion that follows provides a brief operating analysis of each property during the first nine months of 2009.

			Number of Units Occupied	Percentage of Occupied Units as of September 30,		Economic Occupancy (1) for the period ended September 30,
		Number
Property Name	Location	of Units		2009	2008	2009	2008

Non-Consolidated Properties
Bella Vista Apartments	Gainesville, TX	144	129	90%	97%	89%	93%
Bridle Ridge Apartments	Greer, SC	152	135	89%	97%	77%	80%
Clarkson College	Omaha, NE	142	125	88%	85%	69%	67%
Gardens of DeCordova (4)	Granbury, TX	76	n/a	n/a	n/a	n/a	n/a
Gardens of Weatherford (2)	Weatherford, TX	76	n/a	n/a	n/a	n/a	n/a
Runnymede Apartments	Austin, TX	252	242	96%	65%	95%	69%
Southpark Apartments (4)	Austin, TX	192	182	95%	n/a	89%	n/a
Woodland Park (4)	Topeka, KS	236	n/a	n/a	n/a	n/a	n/a
Woodlynn Village	Maplewood, MN	59	57	97%	88%	100%	92%
		1,329	870	92%	83%	88%	79%

VIEs
Ashley Square	Des Moines, IA	144	133	92%	93%	92%	86%
Bent Tree Apartments	Columbia, SC	232	201	87%	94%	78%	85%
Cross Creek (4)	Beaufort, SC	144	n/a	n/a	n/a	n/a	n/a
Fairmont Oaks Apartments	Gainsville, FL	178	169	95%	96%	82%	91%
Iona Lakes Apartments	Ft. Myers, FL	350	276	79%	83%	62%	66%
Lake Forest Apartments	Daytona Beach, FL	240	219	91%	95%	74%	91%
		1,288	998	87%	92%	74%	84%

MF Properties
Churchland (3)	Chesapeake, VA	124	120	97%	85%	89%	85%
Crescent Village	Cincinnati, OH	90	85	94%	89%	83%	86%
Eagle Ridge	Erlanger, KY	64	53	83%	86%	73%	79%
Glynn Place (3)	Brunswick, GA	128	85	66%	n/a	70%	n/a
Greens of Pine Glen (3)	Durham, NC	168	160	95%	n/a	90%	n/a
Meadowview	Highland Heights, KY	118	96	81%	92%	84%	95%
Postwoods I	Reynoldsburg, OH	92	82	89%	97%	86%	89%
Postwoods II	Reynoldsburg, OH	88	82	93%	94%	90%	92%
Willow Bend	Columbus (Hilliard), OH	92	89	97%	89%	93%	85%
		964	852	88%	90%	85%	87%

(1) Economic occupancy is presented for the nine months ended September 30, 2009 and 2008, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented, therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(2)This property is still under construction as of September 30, 2009, and therefore has no occupancy data.
(3) Previous period occupancy numbers are not available, as this is a new investment.
(4) Construction on these properties has been completed and the properties are in a lease up and stabilization period. As of September 30, 2009, Cross Creek as leased 61 of a total of 144 units, Gardens of Decordova has leased 28 of a total of 76 units and Woodland Park has leased 107 of a total of 236 units.

Non-Consolidated Properties

Bella Vista – Bella Vista Apartments is located in Gainesville, Texas.  In the first nine months of 2009, Bella Vista’s operations resulted in Net Operating Income (calculated as property revenue less salaries, advertising, administration, utilities, repair and maintenance, insurance, taxes, and management fee expenses) of $404,000 as compared to $416,000 in 2008.  The decrease was a result of a decrease in economic occupancy.

Bridle Ridge Apartments -  Bridle Ridge Apartments is located in Greer, South Carolina.  In the first nine months of 2009, Bridle Ridge Apartments’ operations resulted in Net Operating Income of $335,000 as compared to $566,000 in 2008.  This decrease is a direct result of decreased economic occupancy combined with an increase in renting, administration and maintenance expenses.

Clarkson College – Clarkson College is a 142 bed student housing facility located in Omaha, Nebraska.  In the first nine months of 2009, Net Operating Income was $275,000 as compared to $300,000 in 2008.  The decrease is attributable to an increase in utilities, market ready, and repair expenses.

Gardens of DeCordova – The Gardens of DeCordova Apartments is located in Granbury, Texas and began leasing its 76 units in November 2008.  As of September 30, 2009, 76 units have been completed and are available for rent and 28 units are currently occupied.  The developer and principals have guaranteed completion and stabilization of the project.  During the first nine months of 2009, the property owners made additional capital contributions and in July 2009 the Company made a taxable loan of approximately $315,000 to the project to fund debt service on the bonds through property stabilization.  Additionally, Properties Management was engaged to replace the prior property manager and is currently managing the property. In September 2009, the Partnership was notified by the limited partner of the limited partnership that owns the Gardens of DeCordova of its intent to withdraw from the limited partnership and assign its limited partnership interest to another party.  Such interest includes the rights to receive the LIHTCs yet to be syndicated on the property.  The change in ownership may have a negative impact on the tax-exempt bonds owned by the Partnership on this property unless a successor limited partner is located and agrees to fund any capital contributions necessary to allow the project to reach stabilized occupancy. The Partnership is working with the general partner of this limited partnership to resolve this issue and will use its senior secured position as bondholder to help seek a positive outcome and protect Partnership interests.  Until such time as a new limited partner is admitted to this limited partnership, the full impact of this change in ownership will not be known. At this time the Gardens of DeCordova owes the Partnership approximately $4.9 million under tax-exempt bonds and $315,000 under taxable loans.

Gardens of Weatherford – The Gardens of Weatherford Apartments is currently under construction in Weatherford, Texas and will contain 76 units upon completion. At this time infrastructure construction activities have been substantially completed but no construction has begun on the actual apartment buildings. The developer and principals have guaranteed completion and stabilization of the project.  During the first half of 2009, the Company made a taxable loan to the owners of the property of approximately $141,000 to help fund the construction activities and current bond debt service reserves through construction completion and property stabilization.  Additionally, Properties Management was engaged to replace the prior property manager and is currently managing the property and monitoring the construction progress.  Due to numerous zoning, planning and design issues encountered in the building permit application process; construction on this project is significantly behind schedule. In September 2009, the Partnership was notified by the limited partner of the limited partnership that owns the Gardens of Weatherford of its intent to withdraw from the limited partnership and assign its limited partnership interest to another party.  Such interest includes the rights to receive the LIHTCs yet to be syndicated on the property.  The change in ownership may have a negative impact on the tax-exempt bonds owned by the Partnership on this property unless a successor limited partner is located and agrees to fund any capital contributions necessary to complete and stabilize the project.  The Partnership is working with the general partner of this limited partnership to resolve this issue and will use its senior secured position as bondholder to help seek a positive outcome and protect Partnership interests.  Until such time as a new limited partner is admitted to this limited partnership, the full impact of this change in ownership will not be known.  While approximately $2.0 million remains on deposit with the bond trustee for the Gardens of Weatherford, such funds are insufficient to complete construction of the project or to pay the outstanding principal on the bonds should the project not be constructed.  At this time the Gardens of Weatherford owes approximately $4.7 million under tax-exempt bonds and $141,000 under taxable loans.

Runnymede Apartments – Runnymede Apartments is located in Austin, Texas.  In the first nine months of 2009, Runnymede Apartment’s operations resulted in Net Operating Income of $643,000 as compared to $280,000 in 2008.  This increase is a direct result of increased occupancy which led to increased revenues.

Southpark Apartments – Southpark Apartments is located in Austin, TX and contains 192 units.  In the first nine months of 2009, Southpark’s operations resulted in Net Operating Income of $859,000 on revenue of approximately $1.3 million.

Woodland Park – Woodland Park Apartments began leasing its 236 units in Topeka, Kansas in November 2008. As of September 30, 2009, all units have been completed and are available for rent and 107 units are currently occupied.  The developer has guaranteed completion and stabilization of the project.

Woodlynn Village – Woodlynn Village is located in Maplewood, Minnesota.  In the first nine months of 2009, Net Operating Income was $292,000 as compared to $244,000 in 2008.  This increase is a direct result of increased economic occupancy.

VIEs

Ashley Square – Ashley Square Apartments is located in Des Moines, Iowa.  In the first nine months of 2009, Net Operating Income was $286,000 as compared to $207,000 in 2008.  This increase was the result of improved economic occupancy and a decrease in administration and repair and maintenance expenses.

Bent Tree – Bent Tree Apartments is located in Columbia, South Carolina.   In the first nine months of 2009, Net Operating Income was $387,000 as compared to $552,000 in 2008.  This decrease was the result of lower property revenue based on decreased occupancy.

Cross Creek – Cross Creek Apartments is located in Beaufort, South Carolina.  The Cross Creek bonds were acquired in April 2009.  At that time the project was not completed and was vacant.  The Company has made a $1.7 million taxable loan to the property owner to allow for the completion of construction, lease up and stabilization of the property and the payment of bond debt service.  Cross Creek Apartments began leasing its 144 units in June 2009.  As of September 30, 2009, 120 units have been completed and are available for rent and 61 units are currently occupied.

Fairmont Oaks – Fairmont Oaks Apartments is located in Gainesville, Florida.  In the first nine months of 2009, Net Operating Income was $479,000 as compared to $627,000 in 2008.  This decrease was a direct result of lower property revenues from decreased economic occupancy.

Iona Lakes – Iona Lakes Apartments is located in Fort Myers, Florida.  In the first nine months of 2009, Net Operating Income was $607,000 as compared to $675,000 in 2008.  This decrease was related to lower property revenues from decreased economic occupancy.

Lake Forest – Lake Forest Apartments is located in Daytona Beach, Florida.  In the first nine months of 2009, Net Operating Income was $452,000 as compared to $813,000 in 2008.  This decrease was a direct result of lower property revenues due to decreased economic occupancy along with an increase in salary and utility expenses.

MF Properties

Churchland – Churchland is located in Chesapeake, Virginia and was acquired in August 2008.  During the first nine months of 2009, the property recognized approximately $413,000 in Net Operating Income on revenue of $751,000.

Crescent Village – Crescent Village Townhomes is located in Cincinnati, Ohio.  In the first nine months of 2009, Crescent Village’s operations resulted in Net Operating Income of $262,000 as compared to $311,000 in 2008.   This decrease was the result of lower property revenue from decreased economic occupancy.

Eagle Ridge – Eagle Ridge Townhomes is located in Erlanger, Kentucky.  In the first nine months of 2009, Eagle Ridge’s operations resulted in Net Operating Income of $87,000 as compared to $142,000 in 2008.  This decrease was the result of lower property revenue from decreased economic occupancy and an increase in salary and utility expense.

Glynn Place – Glynn Place Apartments is located in Brunswick, Georgia.  Glynn Place Apartments was acquired in October 2008.  During the first nine months of 2009, the property recognized approximately $188,000 in Net Operating Income on Revenue of $570,000.

Greens of Pine Glen – Greens of Pine Glen Apartments is located in Durham, North Carolina and contains 168 units.  A wholly-owned subsidiary of the Partnership acquired a 99% limited partner in the partnership that owns this property in February 2009.  As a result, the financial statements of this property have been consolidated with those of the Partnership since that time.  During this period, the property recognized approximately $163,000 of net operating income on revenue of $781,000.

Meadowview – Meadowview Apartments is located in Highland Heights, Kentucky.  In the first nine months of 2009, Meadowview’s operations resulted in Net Operating Income of $287,000 as compared to $401,000 in 2008.  This decrease was a result of lower property revenue due to a decrease in economic occupancy.

Postwoods I – Postwoods Townhomes is located in Reynoldsburg, Ohio.  In the first nine months of 2009, Postwoods I’s operations resulted in Net Operating Income of $268,000 as compared to $325,000 in 2008. This decrease was a result of lower property revenue due to a decrease in economic occupancy along with an increase in salary expense.

Postwoods II – Postwoods Townhomes is located in Reynoldsburg, Ohio.  In the first nine months of 2009, Postwoods II’s operations resulted in Net Operating Income of $255,000 as compared to $298,000 in 2008.  This decrease was a result of lower property revenue due to a decrease in economic occupancy and an increase in salary expense.

Willow Bend – Willow Bend Townhomes is located in Columbus (Hilliard), Ohio.  In the first nine months of 2009, Willow Bend’s operations resulted in Net Operating Income of $273,000 as compared to $335,000 in 2008.  This decrease was a result of increased real estate taxes, salaries expense, and utilities expense offset by increased revenues resulting from increased occupancy.

Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008 (Consolidated)

Change in Results of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2009	September 30, 2008	Dollar Change
Revenues:
Property revenues	$3,872,079	$3,399,780	$472,299
Mortgage revenue bond investment income	1,019,970	1,016,176	3,794
Gain on sale of assets held for sale	862,865	-	862,865
Other income	22,587	81,082	(58,495)
Total Revenues	$5,777,501	$4,497,038	$1,280,463

Expenses:
Real estate operating (exclusive of items shown below)	2,615,013	2,196,626	418,387
Depreciation and amortization	1,387,032	1,281,671	105,361
Interest	1,062,181	630,381	431,800
General and administrative	508,647	394,810	113,837
Total Expenses	$5,572,873	$4,503,488	$1,069,385

Income from continuing operations	204,628	(6,450)	211,078
Income from discontinued operations	-	167,468	(167,468)
Net income	204,628	161,018	43,610
Less: net loss attributable to noncontrolling interest	1,721	911	810
Net income - America First Tax Exempt Investors, L. P.	$206,349	$161,929	$44,420

Property revenues.  Property revenues increased as a result of revenue generated by the MF Properties acquired in the second half of 2008 and the first quarter of 2009 and the consolidation of one additional VIE in second quarter 2009.  These new properties added approximately $730,000 in revenue in the third quarter of 2009.  This increase was offset by a decrease in revenue at the existing VIEs and MF Properties of approximately $252,000 due to lower economic occupancy levels.  The MF Properties averaged $607 per unit in monthly rent in 2009 as compared with $648 per unit in 2008.  Economic occupancy at the MF Properties was 84% during the third quarter of 2009 as compared to 86% in the third quarter of 2008. The VIEs averaged $551 per unit in monthly rent in 2009 as compared to $636 per unit in 2008.  Economic occupancy of the VIEs was 71% in 2009 and 84% in 2008.

Mortgage revenue bond investment income.  Mortgage revenue bond investment income during the third quarter of 2009 was flat compared to the third quarter of 2008 due to several items which offset each other. The Prairiebrook Village bond continued to pay interest until foreclosure proceedings were completed in the third quarter of 2008. The Prairiebrook Village bond paid approximately $78,000 of bond interest in the third quarter of 2008 and none in 2009. This decrease was offset by the Southpark bond investment acquired in August 2009, which generated approximately $82,000 in interest income in the quarter.

Gain on sale of asset held for sale. In September 2009, the Partnership sold the Oak Grove Commons apartments, an asset held for sale, to an unaffiliated party for $3.75 million.  After the deduction of selling expenses, commissions and cash advances made to the property, the Partnership realized a taxable gain of approximately $863,000 from the sale.

Other income.  The decrease in other income is attributable to higher levels of temporary investments in liquid securities representing amounts presented as cash and cash equivalents and restricted cash in 2008 as compared to 2009.  Temporary investments were lower in the third quarter of 2009 as available cash was used to acquire the Southpark bond.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties and the consolidated VIEs are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses is fixed in nature, thus a decrease in physical and economic occupancy results in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues. Approximately $410,000 of the real estate operating expenses was due to the newly acquired MF Properties. The remaining increase in real estate operating expenses is due to the consolidation of an additional VIE offset by decreases in real estate taxes, utilites, and repairs and maintenance expenses at the existing VIEs.

Depreciation and amortization expense.  Depreciation and amortization expense consists primarily of depreciation associated with the apartment properties of the consolidated VIEs and the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the TOB credit facility that was entered into in the second quarter of 2008. The net increase consists of several offsetting items.  Approximately $323,000 of the increase is attributable to depreciation expense from the acquisition of three MF Properties and the consolidation of an existing VIE, additional capital assets placed in service at existing properties, and approximately $61,000 of in-place lease amortization expense. The increase is offset by a decrease of approximately $147,000 in amortization related to the deferred finance costs from the purchase of the six MF properties in June, 2007 that are now fully amortized and a decrease of approximately $134,000 in deferred finance cost amortization related to the TOB facility that was terminated in June 2009.

Interest expense.  Interest expense increased approximately $432,000 during the third quarter 2009 compared to the third quarter 2008. This increase is due to the interest expense attributable to marking interest rate derivatives to fair value.  The fair value adjustment increased interest expense by approximately $483,000 for 2009 as compared to the third quarter 2008.  The Company’s quarterly borrowing cost decreased from 4.4% per annum in 2008 to 4.0% per annum in 2009 which offset the increase from the mark to market of interest rate derivatives.

General and administrative expenses.  General and administrative expenses increased due to an increase in professional fees and salaries expense.

Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008 (Consolidated)

Change in Results of Operations

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2009	September 30, 2008	Dollar Change
Revenues:
Property revenues	$11,526,594	$10,099,212	$1,427,382
Mortgage revenue bond investment income	3,022,865	3,281,565	(258,700)
Gain on sale of assets held for sale	862,865	-	862,865
Other income	74,481	26,188	48,293
Total Revenues	$15,486,805	$13,406,965	$2,079,840

Expenses:
Real estate operating (exclusive of items shown below)	7,555,922	6,265,613	1,290,309
Depreciation and amortization	4,646,940	3,501,793	1,145,147
Interest	3,218,379	2,422,345	796,034
General and administrative	1,409,810	1,315,275	94,535
Total Expenses	$16,831,051	$13,505,026	$3,326,025

Income from continuing operations	(1,344,246)	(98,061)	(1,246,185)
Income from discontinued operations (including gain on bond redemption of $26,514,809 in 2009)	26,734,754	541,172	26,193,582
Net income	25,390,508	443,111	24,947,397
Less: net loss attributable to noncontrolling interest	8,545	4,437	4,108
Net income - America First Tax Exempt Investors, L. P.	$25,399,053	$447,548	$24,951,505

Property revenues.  Property revenues increased as a result of revenue generated by the MF Properties acquired in the second half of 2008 and the first quarter of 2009 and the consolidation of one additional VIE acquired in the second quarter 2009.  These new properties added approximately $2.1 million in net revenue in the first nine months of 2009.  This increase was offset by a decrease in revenue at the existing VIEs and MF Properties of approximately $614,000 due to lower economic occupancy levels.  The MF Properties averaged $593 per unit in monthly rent in 2009 as compared with $655 per unit in 2008.  Economic occupancy at the MF Properties was 85% during the first nine months of 2009 as compared to 87% in the first nine months of 2008. The VIEs averaged $574 per unit in monthly rent in 2009 as compared to $640 per unit in 2008.  Economic occupancy of the VIEs was 74% in 2009 and 84% in 2008.

Mortgage revenue bond investment income.  The decrease in mortgage revenue bond investment income is the result of a number of items which offset each other.  A decrease of approximately $478,000 during the first nine months of 2009 compared to the first nine months of 2008 is related to the disposition of the Chandler Creek and Deerfield bonds and the foreclosure of the Prairiebrook Village bonds.  This decrease was offset by the Oak Grove bond investment acquired at the beginning of the second quarter of 2009 and the Southpark bond investment completed in August, 2009, which generated approximately $192,000 in interest income in the period.   An additional offsetting increase is related to owning the Bridle Ridge and Woodlynn Village bonds for the entire first nine months of 2009, but only a portion of the first nine months of 2008.

Gain on sale of asset held for sale. In September 2009, the Partnership sold the Oak Grove Commons apartments, an asset held for sale, to an unaffiliated party for $3.75 million.  After the deduction of selling expenses, commissions and cash advances made to the property, the Partnership realized a taxable gain of approximately $863,000 from the sale.

Other income. The increase in other income is attributable to higher levels of temporary investments in liquid securities representing amounts presented as cash and cash equivalents and restricted cash.  Temporary investment levels were higher throughout most of 2009 due mainly to the cash received on the bond redemptions completed in February 2009 and the sale of BUCs in May 2009.

Real estate operating expenses. Real estate operating expenses increased as a direct result of the expenses incurred by the newly acquired MF Properties and the additional consolidated VIE.

Depreciation and amortization expense.  Depreciation and amortization expense consists primarily of depreciation associated with the apartment properties of the consolidated VIEs and the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the TOB credit facility that was entered into in the second quarter of 2008. The net increase consists of several offsetting items. Approximately $378,000 of the increase is attributable to deferred financing cost amortization related to the TOB facility and a net increase of approximately $419,000 of in-place lease amortization.  Depreciation expense increased approximately $713,000 due to the acquisition of new MF Properties and the additional consolidated VIE. The increases are offset by an approximate $368,000 decrease in amortization related to the deferred finance costs from the purchase of the six MF properties in June 2007 that are now fully amortized.

Interest expense.  Interest expense increased approximately $796,000 during the first nine months of 2009 compared to the first nine months of 2008. This increase is due to the interest expense attributable to marking interest rate derivatives to fair value.  The fair value adjustment increased interest expense by approximately $1.1 million for 2009 as compared to 2008.  The Company’s average borrowing cost decreased from 4.6% per annum in 2008 to 3.3% per annum in 2009.  The decrease in average borrowing cost was offset by an increase in average borrowing outstanding resulting in a net decrease of approximately $355,000 in interest expense.

General and administrative expenses.  General and administrative expenses increased due to an increase in professional fees and salaries expenses.

Partnership Only Results of Operations

The following discussion of the Partnership’s results of operations for the three and nine months ended September 30, 2009 and 2008 reflects the operations of the Partnership without the consolidation of the VIEs, which is required under ASC 810-10. This information is used by management to analyze the Partnership’s operations and is reflective of the segment data discussed in Note 11 to the consolidated financial statements.

Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008 (Partnership Only)

Changes in Results of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2009	September 30, 2008	Dollar Change
Revenues:
Mortgage revenue bond investment income	$2,051,262	$2,450,512	$(399,250)
Property revenues	1,812,213	1,170,217	641,996
Gain on sale of assets held for sale	862,865	-	862,865
Other income	22,587	81,082	(58,495)
Total Revenues	$4,748,927	$3,701,811	$1,047,116
Expenses:
Real estate operating (exclusive of items shown below)	1,015,334	589,481	425,853
Interest expense	1,062,181	835,382	226,799
Depreciation and amortization expense	709,665	715,469	(5,804)
General and administrative	508,647	394,810	113,837
Total Expenses	$3,295,827	$2,535,142	$760,685
Net income	1,453,100	1,166,669	286,431
Less: net loss attributable to noncontrolling interest	1,721	911	810
Net Income - America First Tax Exempt Investors, L.P.	$1,454,821	$1,167,580	$287,241

Mortgage revenue bond investment income.  The decrease in mortgage revenue bond investment income during the third quarter of 2009 compared to the third quarter of 2008 is related to the foreclosure of the Prairiebrook Village bond during the first half of 2008, and the redemption of three bonds in the first quarter of 2009.  The Prairiebrook Village bond continued to pay interest until foreclosure proceedings were completed in the third quarter of 2008. The Prairiebrook Village bond paid approximately $78,000 of bond interest in the third quarter of 2008 and none in 2009. The redemption of the bonds accounted for approximately $541,000 of the total decrease. This was offset by the Cross Creek and Southpark bond investments acquired at the beginning of the second quarter and middle of the third quarter 2009, which generated approximately $220,000 in interest income.

Property revenues.  Property revenues increased as a direct result of revenue generated by the newly acquired MF Properties, two of which were acquired in the second half of 2008 and one of which was acquired in first quarter of 2009.  These acquired properties added approximately $660,000 of rental income. Property revenues generated by the other MF Properties were slightly down due to lower economic occupancy.  The MF Properties averaged $607 per unit in monthly rent in 2009 as compared with $648 per unit in 2008.  Economic occupancy at the MF Properties during the third quarter of 2009 was 84% compared to 86% in 2008.

Gain on sale of asset held for sale. In September 2009, the Partnership sold the Oak Grove Commons apartments, an asset held for sale, to an unaffiliated party for $3.75 million.  After the deduction of selling expenses, commissions and cash advances made to the property, the Partnership realized a taxable gain of approximately $863,000 from the sale.

Other income.  The decrease in other income is attributable to higher levels of temporary investments in liquid securities representing amounts presented as cash and cash equivalents and restricted cash in 2008 as compared to 2009.  Temporary investments were lower in the third quarter of 2009 as available cash was used to acquire the Southpark bond.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  Approximately $410,000 of the real estate operating expenses was due to the newly acquired MF Properties.

Interest expense.  Interest expense increased approximately $227,000 during the third quarter of 2009 compared to the third quarter of 2008.  This increase is due to the interest expense attributable to marking interest rate derivatives to fair value.  The fair value adjustment increased interest expense by approximately $483,000 for 2009 as compared to the third quarter of 2008.  The Partnership’s quarterly borrowing cost decreased from 4.3% per annum in 2008 to 4.0% per annum in 2009 which, together with a decrease in average borrowing outstanding resulting in the net decrease of approximately $259,000.

Depreciation and amortization expense.  Depreciation and amortization expense consists primarily of depreciation associated with the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the TOB credit facility that was entered into in the second quarter of 2008.  The net decrease is due to a decrease of approximately $280,000 in reduced deferred finance cost amortization related to the TOB facility and fully amortized deferred finance costs related to six MF Properties purchased in June 2007 offset by increased depreciation and in-place lease amortization expense of approximately $267,000 from the acquisition of new MF Properties.

General and administrative expenses.  General and administrative expenses increased due to an increase in professional fees and salaries expense.

Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008 (Partnership Only)

Changes in Results of Operations

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2009	September 30, 2008	Dollar Change
Revenues:
Mortgage revenue bond investment income	$8,821,346	$7,624,404	$1,196,942
Property revenues	5,283,154	3,355,015	1,928,139
Gain on sale of assets held for sale	862,865	-	862,865
Other income (loss)	(53,014)	26,188	(79,202)
Total Revenues	$14,914,351	$11,005,607	$3,908,744
Expenses:
Real estate operating (exclusive of items shown below)	3,092,047	1,678,435	1,413,612
Loan loss expense	294,999	-	294,999
Interest expense	3,299,933	3,234,830	65,103
Depreciation and amortization expense	2,786,053	1,813,868	972,185
General and administrative	1,409,810	1,315,275	94,535
Total Expenses	$10,882,842	$8,042,408	$2,840,434
Net income	4,031,509	2,963,199	1,068,310
Less: net loss attributable to noncontrolling interest	8,545	4,437	4,108
Net Income - America First Tax Exempt Investors, L.P.	$4,040,054	$2,967,636	$1,072,418

Mortgage revenue bond investment income.  The increase in mortgage revenue bond investment income during the first nine months of 2009 compared to the first nine months of 2008 is due to a number of items which offset each other.  First, the Partnership realized approximately $2.3 million of contingent interest related to the redemption of three bonds in the first quarter of 2009. Second, the Oak Grove, Cross Creek, and Southpark bond investments were acquired at the beginning of the second quarter and third quarter of 2009, which generated approximately $464,000 of additional interest income.  These increases were offset by a decline in interest income due to the disposition of the Chandler Creek and Deerfield bonds in 2008, the foreclosure of the Prairiebrook Village bond, and the redemption of three bonds in the first quarter of 2009.  The disposition and redemption of these bonds accounted for a decrease of approximately $1.8 million in interest income.

Property revenues.  Property revenues increased as a direct result of revenue generated by the newly acquired MF Properties, two of which were acquired in the second half of 2008 and one of which was acquired in first quarter 2009.  These properties added $2.0 million of rental income. Property revenues generated by the other MF Properties were down slightly in 2009 compared to the same period of 2008. The MF Properties averaged $593 per unit in monthly rent in 2009 as compared with $655 per unit in 2008.  Economic occupancy at the MF Properties was 85% during the first nine months of 2009 as compared to 87% in the first nine months of 2008.

Other income (loss).  In 2009, the other loss represents the write-off of unamortized deferred finance costs related to the three bonds redeemed during the first quarter of 2009. In 2008, a net loss was recorded for the Chandler Creek and Deerfield bond sales. In both years, these losses were offset by an increase in other interest income attributable to temporary investments in liquid securities representing amounts presented as cash and cash equivalents and restricted cash.

Real estate operating expenses. Real estate operating expenses increased by approximately $1.3 million as a direct result of the expenses incurred by the two MF Properties acquired in 2008 and the one acquired in 2009.  Additionally, real estate operating expenses related to the nine existing MF Properties increased approximately $100,000 compared to 2008 mainly due to an increase in real estate tax expense.

Loan loss reserve expense.  The Partnership periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment.  The value of the underlying property assets is ultimately the most relevant measure of value to support the investment carrying values.  Due to current economic pressures, declining property occupancy and declines in net operating income at the property level, the Partnership determined it was appropriate to evaluate its investments for impairment as of June 30, 2009.  Investments tested for impairment include all fixed assets, bond investments and taxable loans made to various properties.  Such evaluation is based on cash flow and discounted cash flow models.  The Partnership concluded that there was no impairment of fixed assets or bond investments.  This evaluation did determine that a portion of the Partnership taxable property loans was potentially impaired and that additional loan loss reserves should be recorded.  As a result, $220,000 of additional loan loss reserves related to the taxable loans between various properties and the Partnership was recorded in second quarter of 2009.   The Partnership has net outstanding taxable loans to various properties recorded on its balance sheet of approximately $15.3 million.

Interest expense.  Interest expense increased approximately $65,000 during the first nine months of 2009 compared to the first nine months of 2008.  The increase was due to a number of offsetting factors.  The increase in interest expense was attributable to marking interest rate derivatives to fair value, thereby increasing interest expense by approximately $1.1 million for 2009 as compared to 2008.  The Partnership’s average borrowing cost decreased from 4.9% per annum in 2008 to 3.2% per annum in 2009 and the average borrowings outstanding also decreased.  Together these two items offset the increase related to the derivatives fair value adjustment resulting in the slight net increase in interest expense.

Depreciation and amortization expense.  Depreciation and amortization expense consists primarily of depreciation associated with the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the TOB credit facility that was entered into in the first half of 2008. The net increase consists of several offsetting items. Of the total increase approximately $378,000 is attributable to deferred financing cost amortization related to the TOB facility and approximately $419,000 of additional in-place lease amortization related to acquisition of new MF Properties.  Depreciation expense increased approximately $603,000 due to the acquisition of new MF Properties and additional capital assets placed in service at existing properties. The increases are offset by an approximate $368,000 decrease in amortization related to the deferred finance costs from the purchase of the six MF properties in June 2007 that are now fully amortized.

General and administrative expenses.  General and administrative expenses increased due to an increase in professional fees and salaries expense.

Liquidity and Capital Resources

Partnership Liquidity

Tax-exempt interest earned on the mortgage revenue bonds, including those financed properties held by VIEs, represents the Partnership's principal source of cash flow.  The Partnership may also receive cash distributions from equity interests held in MF Properties.  Tax-exempt interest is primarily comprised of base interest payments received on the Partnership’s tax-exempt mortgage revenue bonds.  Certain of the tax-exempt mortgage revenue bonds may also generate payments of contingent interest to the Partnership from time to time when the underlying apartment properties generate excess cash flow.  Because base interest on each of the Partnership’s mortgage revenue bonds is fixed, the Partnership’s cash receipts tend to be fairly constant period to period unless the Partnership acquires or disposes of its investments in tax-exempt bonds.  Changes in the economic performance of the properties financed by tax-exempt bonds with a contingent interest provision will affect the amount of contingent interest, if any, paid to the Partnership.  Similarly, the economic performance of MF Properties will affect the amount of cash distributions, if any, received by the Partnership from its ownership of these properties.  The economic performance of a multifamily apartment property depends on the rental and occupancy rates of the property and on the level of operating expenses.  Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market area in which a property is located.  This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes.  In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of an apartment property.  The primary uses of cash by apartment properties are the payment of operating expenses and debt service.  Other sources of cash include debt financing and the sale of additional BUCs.

The Company intends to issue BUCs from time to time to raise additional equity capital as needed to fund investment opportunities.  In this regard, the Company has an effective Registration Statement on Form S-3 with the SEC relating to the sale of up to $100.0 million of its BUCs.  Pursuant to this Registration Statement, in May 2009, the Company issued, through an underwritten public offering, a total of 3,500,000 BUCs at a public offering price of $5.00 per BUC. Net proceeds realized by the Company from the issuance of the additional BUCs were approximately $16.1 million, after payment of an underwriter's discount and other offering costs of approximately $1.4 million.  Additionally, in October 2009, the Company issued, through an underwritten public offering, a total of 4,830,000 BUCs at a public offering price of $5.05 per BUC.  Net proceeds realized by the Company from issuance of the additional BUCs were approximately $22.9 million, after payment of an underwriter’s discount and other offering costs of approximately $1.5 million.  The proceeds will be used to acquire additional tax-exempt revenue bonds and other investments meeting the Partnership's investment criteria and for general working capital needs.  To date, the Company has issued approximately $71.5 million of BUCs under this Registration Statement which will expire in January 2010. The Company intends to issue additional BUCs from time to time. In that regard, the Company expects to file a new Registration Statement on Form S-3 for the sale of additional BUCs beyond the amount registered under its existing Registration Statement. In addition, in October 2008, the Company filed a Registration Statement on Form S-3 with the SEC relating to a Rights Offering.  Pursuant to this Registration Statement, the Company may issue Rights Certificates to existing BUC holders.  The Company has not yet determined when, or if, such a Rights Offering will be conducted.  Raising additional equity capital for deployment into new investment opportunities is part of the Company’s overall growth strategy.

The Company believes that current economic and credit market conditions have created investment opportunities for the Company that it intends to aggressively pursue. Many participants in the multifamily housing debt sector are either reducing their participation in the market or are being forced to divest their existing portfolio of investments.  This has resulted in fewer investors competing for new issuances of tax-exempt housing bonds and has created opportunities to acquire existing tax-exempt bonds from distressed entities at attractive yields.  We believe that we are well-positioned as a result of our ability to acquire assets on the secondary market while maintaining the ability and willingness to also participate in primary market transactions.  Additionally, the current credit crisis is providing the potential for investments in quality real estate assets to be acquired from distressed owners and lenders.  Our ability to restructure existing debt together with the ability to improve the operations of the underlying apartment properties through our affiliated property management company results in a valuable tax-exempt bond investment which is supported by the collateral and operations of the underlying real property.  The Company is currently evaluating a number of attractive potential investments and continues to be presented with investment opportunities on a regular basis.  While we believe the Company is well-positioned to aggressively pursue new investment opportunities thereby creating value to shareholders in the form of a strong tax-exempt bond investment, there is no guarantee that we will be able to consummate any such transaction.

The Partnership’s principal uses of cash are the payment of distributions to BUC holders, interest and principal on debt financing and general and administrative expenses. The Partnership also uses cash to acquire additional investments. Distributions to BUC holders may increase or decrease at the determination of the General Partner. Distributions to BUC holders depend upon the amount of base and contingent interest received on the Company’s tax-exempt mortgage revenue bonds and cash received from other investments, the amount of borrowings and the effective interest rate of these borrowings, and the amount of the Partnership’s undistributed cash. The Company’s regular annual distributions were paid at a rate of $0.54 per BUC, or $0.135 per quarter per BUC, through the first quarter of 2009.  Beginning with the second quarter 2009 distribution, the General Partner has changed the Company’s regular annual distribution to $0.50 per BUC, or $0.125 per quarter per BUC. The General Partner believes that distributions at this level are sustainable; however, if actual results vary from current projections and the actual CAD generated is less than the new regular distribution, such distribution amount may need to be reduced.

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

Consolidated Liquidity

On a consolidated basis, cash provided by operating activities for the nine months ended September 30, 2009 increased approximately $2.7million compared to the same period a year earlier mainly due to changes in working capital components. Cash from investing activities increased approximately $30.9 million for the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to cash inflows from the early redemption of the Ashley Pointe, Woodbridge – Louisville and Woodbridge – Bloomington bonds.  Proceeds from the early redemption were $32.0 million as compared to bond sale proceeds in 2008 of $14.9 million.  Additionally, changes in restricted cash increased investing cash flows year over year by approximately $13.8 million due mainly to the release of restricted cash that was collateral on the Company’s TOB credit facility when the facility was refinanced in June 2009. Cash from financing activities decreased approximately $29.7 million for the nine months ended September 30, 2009 compared to the same period in 2008.  This decrease was a result of net debt repayments totaling approximately $33.8 million as compared to a net increase in debt in 2008 of approximately $11.9 million, additional distributions paid of approximately $872,000, and restricted cash reductions of approximately $384,000. The decreases were offset by an approximate $16.1 million increase from the sale of additional BUCs.

Historically, the Company’s primary leverage vehicle was the Merrill Lynch P-Float program.  The P-Float program was replaced in June of 2008 by a TOB facility with Bank of America.  The TOB facility was refinanced in June 2009 by a new term credit facility.  The new credit facility has a one-year term with a six-month renewal option held by the Company, an annual floating interest rate of one-month LIBOR plus 390 basis points and a loan amount of $50.0 million.  The proceeds from the new credit facility plus the cash collateral held by Bank of America for the TOB facility were used to retire the outstanding balance on the TOB facility.  The new credit facility is secured by 13 tax-exempt mortgage revenue bonds with a total par value of $112.1 million plus approximately $1.5 million in restricted cash.  The properties which secure the bond portfolio which is collateral for the new credit facility are to maintain, as a group, minimum debt service coverage of 1.1 to 1 and a loan to value ratio not to exceed 75%.  At September 30, 2009, the Company was in compliance with these covenants.  Subsequent to September 30, 2009, the Company was notified by Bank of America that it was no longer in compliance with the loan to value covenant.  In November 2009, the Company transferred additional collateral of approximately $2.0 million to Bank of America to maintain compliance with the covenant.  The Partnership continues to explore opportunities to improve its financing arrangements.  One option currently being pursued is a Tax-Exempt Bond securitization facility (“TEBs”) with Freddie Mac.  The Company feels this financing option offers several advantages over the current Credit Facility including a longer term of up to 10 years. There can be no assurance that we will be able to enter into a TEBs securitization facility on terms favorable to the Partnership or at all.

Approximately $19.9 million in outstanding mortgage financing related to the MF Properties located in Ohio and Kentucky was due in July 2009.  This mortgage loan contains three one-year renewal options held by the borrower.  In July 2009, the borrower entered into a Maturity Date Extension Agreement for the mortgage loan which extended the maturity on the mortgage one year to July 2010.  In conjunction with the extension, the borrower paid down the mortgage balance related to two of the financed properties, Eagle Ridge and Meadowview.  The outstanding principal was reduced by approximately $7.1 million resulting in a new outstanding mortgage balance of approximately $12.8 million and the Eagle Ridge and Meadowview properties were released as collateral for the loan.

While the Company expects to be able to renew or refinance current debt maturities, if the current illiquidity in the financial markets continues or further deteriorates the counterparties on the Company’s credit facilities may be unable or unwilling to meet or extend their commitments and the Company’s ability to renew or refinance its outstanding debt financing may be negatively affected.

The General Partner has completed financial models in order to estimate the impact on CAD of the changes in the Company's assets and credit facilities during the first half of 2009.  The actual impact on CAD may vary from current projections.  The new distribution rate was determined based upon the current projections.  The general partner will evaluate the new distribution rate against actual CAD generated by the Company and may increase or decrease the distribution based on such actual results.

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

The following tables show the calculation of CAD for the three and nine months ended September 30, 2009 and 2008:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net income - America First Tax Exempt Investors, L.P.	$206,349	$161,929	$25,399,053	$447,548
Net (income) loss related to VIEs and eliminations due to consolidation	1,248,472	1,005,651	(21,358,999)	2,520,088
Net income before impact of VIE consolidation	1,454,821	1,167,580	4,040,054	2,967,636
Change in fair value of derivatives and interest rate cap amortization	231,289	(183,216)	721,811	(144,888)
Loss on taxable loans	-	-	294,999	-
Loss on bond sale	-	-	127,495	-
Tier 2 Income distributable to the General Partner (1)	(215,716)	-	(801,137)	(13,796)
Depreciation and amortization expense (Partnership only)	709,665	715,468	2,786,053	1,926,271
CAD	$2,180,059	$1,699,832	$7,169,275	$4,735,223

Net income, basic and diluted, per BUC	$0.07	$0.09	$0.21	$0.22

Total CAD per BUC	$0.13	$0.13	$0.47	$0.35

Weighted average number of units outstanding, basic and diluted	17,012,928	13,512,928	15,128,313	13,512,928

(1) As described in Note 2 to the consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent (Tier 2 income) will be distributed 75% to the BUC holders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner. For 2009, the Tier 2 income distributable to the General Partner was generated by the early redemption of the Woodbridge – Louisville and Woodbridge - Bloomington bond investments, the sale of Oak Grove and from Fairmont Oaks and Lake Forest Apartments.

Contractual Obligations

There were no significant changes to the Company’s contractual obligations as of September 30, 2009 from the December 31, 2008 information presented in the Company’s Annual Report on Form 10-K, except as follows.  As discussed in the Annual Report on Form 10-K, the Company’s TOB facility was to mature in July 2009.  The TOB facility was refinanced in June 2009.   In addition to the TOB facility maturity, approximately $19.9 million in outstanding mortgage financing related to the MF Properties located in Ohio and Kentucky was due in July 2009.  In July 2009, the borrower entered into a Maturity Date Extension Agreement for the mortgage loan which extended the maturity on the mortgage one year to July 2010.  In connection with the extension, the borrower paid down the mortgage balance related to two of the financed properties, Eagle Ridge and Meadowview.  The outstanding principal was reduced by approximately $7.1 million resulting in a new outstanding mortgage balance of approximately $12.8 million.  The Eagle Ridge and Meadowview properties were released from collateral for the loan.

The Partnership had the following contractual obligations as of September 30, 2009:

	Payments due by period
		Less than	1-2	More than 2
	Total	1 year	years	years
Debt financing	$50,000,000	$50,000,000	$-	$-
Mortgages payable (1)	$30,160,804	$12,955,644	$644,590	$16,560,570
Effective interest rate(s) (2)		4.06%	4.70%	3.35%
Interest	$4,612,016	$2,360,767	$1,597,959	$653,290

(1) Interest rates shown are the average effective rate as of September 30, 2009 and include the impact of our interest rate derivatives.
(2) Interest shown is estimated based upon current effective interest rates through maturity.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued pre-codification guidance in Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, Effective July 1, 2009, this guidance was codified into ASC 105-10, Generally Accepted Accounting Standards ("ASC 105-10"), which became the source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective July 1, 2009, the Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became nonauthoritative on that effective date. ASC 105-10 does not have a material impact on the financial statements.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS No. 167). SFAS No. 167 retains the scope of Interpretation 46(R), Consolidation of Variable Interest Entities, with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. SFAS No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact of SFAS No. 167 on the financial statements. SFAS No. 167 has not been codified to date.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (SFAS No. 166). On and after the effective date of SFAS No. 166, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. SFAS No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. SFAS No. 166 is not expected to have a material impact on the financial statements. SFAS No. 166 has not been codified to date.

In May 2009, the FASB issued pre-codification Statement No. 165, Subsequent Events. On July 1, 2009, this Statement was codified into ASC 855-10, Subsequent Events, ("ASC 855-10") which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted ASC 855-10 in the second quarter. The adoption did not affect the consolidated balance sheet, statement of operations, or cash flows.

On January 1, 2009, the Company adopted the pre-codification guidance of  SFAS No. 141R, Business Combination. Effective July 1, 2009, this guidance was codified into ASC 805-10, Business Combinations ("ASC 805-10"), which changes the way the Company accounts for business acquisition. and requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of ASC 805-10 will, among other things, impact the determination of acquisition date fair value of consideration paid in a business combination, exclude transaction costs from acquisition accounting and change some accounting practices.

On January 1, 2009, the Company adopted the pre-codification guidance of  SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51). Effective July 1, 2009, this guidance was codified into ASC 810-10, Consolidations ("ASC 810-10"). It requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in deconsolidation.  The adoption recharacterized minority interests as noncontrolling interests and reclassified minority interests as a component of equity on the Company’s financial statements.  Prior year amounts relating to noncontrolling interests have been reclassified to conform to current year presentation as required by ASC 810-10.

ASC 820-10-65-4, Fair Value Measurements and Disclosures ("ASC 820-10-65-4") (pre-codification guidance of FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales and reaffirms what ASC 820-10 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

ASC 825-10-65-1, Financial Instruments, ("ASC 825-10-65-1") (pre-codification guidance of FSP FAS 107-1 and APB 28-1) relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this guidance, fair values for these assets and liabilities were only disclosed once a year. ASC 825-10 now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all financial instruments not measured on the balance sheet at fair value.

ASC 320-10-65-1, Investments - Debt and Equity Securities ("ASC 320-10-65-1") (pre-codification guidance of FSP FAS 115-2 and FAS 124-2) on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. ASC 320-10 also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

ASC 820-10-65-4, ASC 825-10-65-1 and ASC 320-10-65-1 were effective for the Company for the quarter ended June 30, 2009 and did not have a material impact on the Company’s financial statements.

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

Interest Rate Risk

Historically, the interest rate on the Partnership’s floating rate debt facility has fluctuated based on the SIFMA Index Rate, which resets weekly.  Accordingly, the Partnership’s cost of borrowing fluctuated with the SIFMA Index Rate.  In June 2009, the Partnership entered into a new credit facility with a one-year term, a six-month renewal option held by the Partnership, an annual floating interest rate of daily LIBOR plus 390 basis points and a loan amount of $50.0 million.  As a result, the Partnership’s cost of borrowing now fluctuates with the daily LIBOR.  The weighted average effective interest rate for 2008 on debt indexed to the SIFMA rate was approximately 4.2%, including all fees.  The weighted average effective interest rate for first nine months of 2009 on the debt indexed to the SIFMA rate was approximately 2.0%, including all fees.  The effective interest rate for the new credit facility as of September 30, 2009 was 4.2%.  This rate is calculated as one-month LIBOR, 0.25% as of September 30, 2009, plus 390 basis points.  In order to hedge the cost of borrowing against a significant unfavorable fluctuation in the one-month LIBOR, the Partnership entered into an interest rate derivative.  The derivative purchased is a one-month LIBOR interest rate cap with a notional value of $50.0 million which was purchased for approximately $554,000.  This new interest rate cap effectively caps the interest rate to be paid on the Company’s new secured credit facility at 0.75% plus 390 basis points, or 4.65%.

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
Cash distributions made by the Partnership to shareholders may increase or decrease at the determination of AFCA 2 based on its assessment of the amount of cash available to the Partnership for this purpose.  Beginning with the distribution for the second quarter of 2009, the Partnership’s annual distribution was reduced from $0.54 per share to $0.50 per share due to AFCA 2’s determination that higher borrowing costs and other factors would reduce the cash available to the Partnership to make distributions.  Although AFCA 2 believes that distributions at this new level are sustainable, if the Partnership’s actual results of operations vary from current projections and the actual cash generated is less than the new regular distribution, the Partnership may need to reduce the distribution rate further.  Any change in our distribution policy could have a material adverse effect on the market price of shares.

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

We are subject to various risks associated with our derivative agreements.
We have used interest rate swaps and caps to help us mitigate out interest rate risks. However, these derivative transactions do not fully insulate us from the interest rate risks to which we are exposed. We cannot assure you that a liquid secondary market will exist for any instruments purchased or sold in those transactions, thus, we may be required to maintain a position until exercise or expiration, which could result in losses. Moreover, the derivative instruments are required to be marked to market with the difference recognized in earnings as interest expense which can result in significant volatility to reported net income over the term of these instruments. The counterparty to certain of these agreements has the right to convert them to fixed-rate agreements, and it is possible that such a conversion could result in our paying more interest than we would under our variable-rate financing. There is also a risk that a counterparty so such agreements will be unable to perform its obligations under the agreement.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

By America First Capital
   Associates Limited
   Partnership Two, General
   Partner of the Partnership

By  Burlington Capital Group LLC,
   General Partner of
   America First Capital
   Associates Limited
   Partnership Two

Date: November 6, 2009	/s/ Lisa Y. Roskens
Lisa Y. Roskens
Chief Executive Officer
Burlington Capital Group LLC, acting in its capacity as general partner of the General Partner of America First Tax Exempt Investors, L.P.