Form 10-K
period 2009-12-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2010-03-29
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of the chapter) during the preceding 12 months (or for such shorter period) that the registrant was required to submit and post such files.
YES  ☐  NO  ☐

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
 YES  ☐  NO  ☒

The aggregate market value of the registrant’s BUCs held by non-affiliates based on the final sales price of the BUCs on the last business day of the registrant’s most recently completed second fiscal quarter was $89,109,161.

DOCUMENTS INCORPORATED BY REFERENCE
None

INDEX

PART I

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	78

SIGNATURES	79

PART I

Forward-Looking Statements

This report (including, but not limited to, the information contained in “Management's Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements.  All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements.  When used, statements which are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are intended to identify forward-looking statements.  We have based forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations.  This report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data.  This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates.  We have not independently verified the statistical and other industry data generated by independent parties and contained in this report and, accordingly, we cannot guarantee their accuracy or completeness.  In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under the headings “Risk Factors” in Item 1A of this report.

These forward-looking statements are subject to various risks and uncertainties, including those relating to:

•	current maturities of our financing arrangements and our ability to renew or refinance such financing arrangements;

•	defaults on the mortgage loans securing our tax-exempt mortgage revenue bonds;

•	risks associated with investing in multifamily apartments, including changes in business conditions and the general economy;

•	changes in short-term interest rates;

•	our ability to use borrowings to finance our assets;

•	current negative economic and credit market conditions; and

•	changes in government regulations affecting our business.

Other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.  Business.

America First Tax Exempt Investors, L.P. was formed for the primary purpose of acquiring a portfolio of federally tax-exempt mortgage revenue bonds that are issued to provide construction and/or permanent financing of multifamily residential properties.  Interest paid on these bonds is excludable from gross income for federal income tax purposes.  As a result, most of the income earned by the Partnership is exempt from federal income taxes.

The Partnership has been in operation since 1998 and currently owns 17 federally tax-exempt mortgage revenue bonds with an aggregate outstanding principal amount of $145.1 million.  These bonds were issued by various state and local housing authorities in order to provide construction and/or permanent financing of 14 multifamily residential apartments containing a total of 2,567 rental units located in the states of Florida, Iowa, South Carolina, Texas, Nebraska, Kansas, Kentucky, Minnesota, and Illinois, one multifamily residential apartment complex under construction in Texas that will contain a total of 76 rental units, and a 142-bed student housing facility in Nebraska.  In each case, the Partnership holds 100% of the bonds issued for these properties.  Each of these mortgage revenue bonds provides for the payment of fixed-rate base interest to the Partnership.  Additionally, six of the bonds also provide for the payment of contingent interest determined by the net cash flow and net capital appreciation of the underlying real estate properties.  As a result, these mortgage revenue bonds provide the Partnership with the potential to participate in future increases in the cash flow generated by the financed properties, either through operations or from their ultimate sale.  Each bond is secured by a first mortgage or deed of trust on the financed apartment property.

The ability of the properties collateralizing our tax-exempt mortgage revenue bonds to make payments of base and contingent interest is a function of the net operating income generated by these properties.  Net operating income from a multifamily residential property depends on the rental and occupancy rates of the property and the level of operating expenses.  Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located.  This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans.  In addition, factors such as government regulation, inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.  Because the return to the Partnership from its investments in tax-exempt mortgage revenue bonds depends upon the economic performance of the multifamily residential properties which collateralize these bonds, the Partnership may be considered to be in competition with other multifamily rental properties located in the same geographic areas as the properties financed with its tax-exempt bonds.

The Partnership may also invest in other types of tax-exempt securities that may or may not be secured by real estate.  These tax-exempt securities must be rated in one of the four highest rating categories by at least one nationally recognized securities rating agency and may not represent more than 25% of the Partnership’s assets at the time of acquisition.  To date, the Partnership has not made any investments of this type.

The Partnership may also make taxable mortgage loans secured by multifamily properties which are financed by tax-exempt mortgage revenue bonds held by the Partnership.  The Partnership does this in order to provide financing for capital improvements at these properties or to otherwise support property operations when we determine it is in the best long-term interest of the Partnership.

The Partnership generally does not seek to acquire direct interests in real property as long term or permanent investments.  The Partnership may, however, acquire real estate securing its tax-exempt mortgage revenue bonds or taxable mortgage loans through foreclosure in the event of a default.  In addition, the Partnership may acquire interests in multifamily apartment properties (“MF Properties”) in order to position itself for future investments in tax-exempt bonds issued to finance these properties.  The Partnership currently holds interests in nine MF Properties containing 964 rental units, of which four are located in Ohio, two are located in Kentucky, one is located in Virginia, one is located in North Carolina and one is located in Georgia.  The Partnership expects each of these MF Properties to eventually be sold to a not-for-profit entity or in connection with a syndication of Low Income Housing Tax Credits (“LIHTCs”) under Section 42 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).  The Partnership expects to acquire tax-exempt mortgage revenue bonds issued to provide debt financing for these properties at the time the property ownership is restructured.  Such restructurings will generally be expected to occur within 36 months of the Partnership’s initial investment in an MF Property and will often coincide with the expiration of the compliance period relating to LIHTCs previously issued with respect to the MF Property.  The Partnership will not acquire LIHTCs in connection with these transactions.  Current credit markets and general economic conditions have resulted in very few LIHTC syndication and tax-exempt bond financing transactions being completed in the past twelve to eighteen months.  These types of transactions represent a long-term market opportunity for the Partnership and should provide us with a pipeline of future bond investment opportunities when the market for LIHTC syndications strengthens.  Until the market for LIHTC syndication transactions strengthens, the Partnership will explore other transactions for the sale of the MF Properties and is in the preliminary stages of evaluating potential transactions related to three MF Properties which would be partially financed by the acquisition of tax-exempt bonds secured by the properties.

Business Objectives and Strategy

Our business objectives are to (i) preserve and protect our capital and (ii) provide regular and increasing cash distributions to our unitholders which are substantially exempt from federal income tax.  We have sought to meet these objectives by primarily investing in a portfolio of tax-exempt mortgage revenue bonds that were issued to finance, and are secured by first mortgages on, multifamily apartment properties, including student housing.  Certain of these bonds may be structured to provide a potential for an enhanced federally tax-exempt yield through the payment of contingent interest which is payable out of net cash flow from operations and net capital appreciation of the financed apartment properties.

We are pursuing a business strategy of acquiring additional tax-exempt mortgage revenue bonds on a leveraged basis in order to (i) increase the amount of tax-exempt interest available for distribution to our unitholders; (ii) reduce risk through asset diversification and interest rate hedging; and (iii) achieve economies of scale.  We are pursuing this growth strategy by investing in additional tax-exempt mortgage revenue bonds and related investments, taking advantage of attractive financing structures available in the tax-exempt securities market and entering into interest rate risk management instruments.  We may finance the acquisition of additional tax-exempt mortgage revenue bonds through the reinvestment of cash flow, the issuance of additional units, or securitization financing using our existing portfolio of tax-exempt mortgage revenue bonds.  Our operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 40% and 60% of the total par value of our mortgage bond portfolio.

In connection with our growth strategy, we are also assessing opportunities to reposition our existing portfolio of tax-exempt mortgage revenue bonds.  The principal objective of this repositioning initiative is to improve the quality and performance of our revenue bond portfolio and, ultimately, increase the amount of cash available for distribution to our unitholders.  In some cases, we may elect to redeem selected tax-exempt bonds that are secured by multifamily properties that have experienced significant appreciation.  Through the selective redemption of the bonds, a sale or refinancing of the underlying property will be required which, if sufficient sale or refinancing proceeds exist, may entitle the Partnership to receive payment of contingent interest on its bond investment.  In other cases, we may elect to sell bonds on properties that are in stagnant or declining markets.  The proceeds received from these transactions would be redeployed into other tax-exempt investments consistent with our investment objectives.  We may also be able to use a higher-quality investment portfolio to obtain higher leverage to be used to acquire additional investments.

In executing our growth strategy, we expect to invest primarily in bonds issued to provide affordable rental housing, but may also consider bonds issued to finance student housing projects and housing for senior citizens.  The four basic types of multifamily housing revenue bonds which we may acquire as investments are as follows:

1.	Private activity bonds issued under Section 142(d) of the Internal Revenue Code;

2.	Bonds issued under Section 145 of the Internal Revenue Code by not-for-profit entities qualified under Section 501(c)(3) of the Internal Revenue Code;

3.	Essential function bonds issued by a public instrumentality to finance an apartment property owned by such instrumentality; and

4.	Existing “80/20 bonds” that were issued under Section 103(b)(4)(A) of the Internal Revenue Code of 1954.

Each of these bond structures permits the issuance of tax-exempt bonds to finance the construction or acquisition and rehabilitation of affordable rental housing.  Under applicable Treasury Regulations, any affordable apartment project financed with tax-exempt bonds must set aside a percentage of its total rental units for occupancy by tenants whose incomes do not exceed stated percentages of the median income in the local area.  In each case, the balance of the rental units in the apartment project may be rented at market rates.  With respect to private activity bonds issued under Section 142(d) of the Internal Revenue Code, the owner of the apartment project may elect, at the time the bonds are issued, whether to set aside a minimum of 20% of the units for tenants making less than 50% of area median income (as adjusted for household size) or 40% of the units for tenants making less than 60% of the area median income (as adjusted for household size).  Multifamily housing bonds that were issued prior to the Tax Reform Act of 1986 (so called “80/20” bonds) require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size.

We expect that many of the private activity housing bonds that we evaluate for acquisition will be issued in conjunction with the syndication of LIHTCs by the owner of the financed apartment project.  Additionally, to facilitate our investment strategy of acquiring additional tax-exempt mortgage bonds secured by MF Properties, we may acquire ownership positions in the MF Properties.  We expect to acquire tax-exempt mortgage revenue bonds on these MF Properties in many cases at the time of a restructuring of the MF Property ownership.  Such restructuring may involve the syndication of LIHTCs in conjunction with property rehabilitation.

Investment Types

Tax-Exempt Mortgage Revenue Bonds. The Partnership invests in tax-exempt mortgage revenue bonds that are secured by a first mortgage or deed of trust on multifamily apartment projects.  Each of these bonds bears interest at a fixed annual base rate.  Six of the 17 bonds currently owned by the Partnership also provide for the payment of contingent interest, which is payable out of the net cash flow and net capital appreciation of the underlying apartment properties.  As a result, the amount of interest earned by the Partnership from its investment in tax-exempt mortgage revenue bonds is a function of the net operating income generated by the properties collateralizing the tax-exempt mortgage revenue bonds.  Net operating income from a multifamily residential property depends on the rental and occupancy rates of the property and the level of operating expenses.

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

Other Investments.  While the Partnership generally does not seek to acquire equity interests in real property as long-term or permanent investments, it may acquire real estate securing its revenue bonds or taxable mortgage loans through foreclosure in the event of a default.  In addition, as part of its growth strategy, the Partnership may acquire direct or indirect interests in MF Properties on a temporary basis in order to position itself for a future investment in tax-exempt mortgage revenue bonds issued to finance the acquisition or substantial rehabilitation of such apartment complexes by a new owner.  A new owner would typically seek to obtain LIHTCs in connection with the issuance of the new tax-exempt bonds, but if LIHTCs had previously been issued for the property, such a restructuring could not occur until the expiration of a 15-year compliance period for the initial LIHTCs.  The Partnership may acquire an interest in MF Properties prior to the end of the LIHTC compliance period.  After the LIHTC compliance period, the Partnership would expect to sell its interest in such MF Property to a new owner which could syndicate new LIHTCs and seek tax-exempt bond financing on the MF Property which the Partnership could acquire.  Such restructurings will generally be expected to occur within 36 months of the acquisition by the Partnership of an interest in an MF Property.  The Partnership will not acquire LIHTCs in connection with these transactions.

Investment Opportunities

There is a significant unmet demand for affordable multifamily housing in the United States.  The United States Department of Housing and Urban Development (“HUD”) reports that there are approximately 5.5 million American households in need of quality affordable housing.  The types of tax-exempt mortgage revenue bonds in which we invest offer developers of affordable housing a low-cost source of construction and permanent debt financing for these types of properties.  Investors purchase these bonds because the income paid on these bonds is exempt from federal income taxation.  The National Council of State Housing Agencies Fact Sheet and HUD have captured some key scale metrics and opportunities of this market:

•	HUD has provided over 1.0 million lower-income Americans with affordable rental housing opportunities;

•	Housing Finance Agencies (HFAs) use multifamily tax-exempt housing bonds to finance an additional 130,000 apartments each year; and

•
The availability of tax-exempt bond financing for affordable multifamily housing to be owned by private, for-profit developers in each state in each calendar year is limited by the statewide volume cap distributed as described in Section 146 of the Internal Revenue Code; this private activity bond financing is based on state population and indexed to inflation.

In addition to tax-exempt revenue bonds, the federal government promotes affordable housing through the use of LIHTCs for affordable multifamily rental housing.  The syndication and sale of LIHTCs along with tax-exempt bond financing is attractive to developers of affordable housing because it helps them raise equity and debt financing for their projects.  Under this program, developers that receive an allocation of private activity bonds will also receive an allocation of federal LIHTCs as a method to encourage the development of affordable multifamily housing.  The Partnership does not invest in LIHTCs, but is attracted to tax-exempt mortgage revenue bonds that are issued in association with federal LIHTC syndications because in order to be eligible for federal LIHTCs a property must either be newly constructed or substantially rehabilitated and; therefore, may be less likely to become functionally obsolete in the near term than an older property.  There are various requirements in order to be eligible for federal LIHTCs, including rent and tenant income restrictions.  In general, the property owner must elect to set aside either 40% or more of the property’s residential units for occupancy by individuals whose income is 60% or less of the area median gross income or 20% or more of the property’s residential units for occupancy by individuals whose income is 50% or less of the area median gross income.  These units remain subject to these set aside requirements for a minimum of 30 years.

The National Council of State Housing Agencies Fact Sheet and HUD have captured some key scale metrics and opportunities of the market for LIHTCs:

•
LIHTCs have helped finance approximately 2.0 million apartments for low-income families since Congress created it in 1986 and help finance 130,000 more apartments each year representing nearly 90% of the country’s new affordable rental housing construction;

•	HUD has a stated goal to expand affordable rental housing by 1.4 million units through the LIHTC and other program funds by fiscal year 2011; and

•
Each state’s annual LIHTC allocation is indexed to its population and adjusted annually for inflation.  The state LIHTC allocation for 2010 is $2.10 times state population, with a state minimum of $2,430,000.

The 2008 Housing Act simplified and expanded the use of LIHTCs and tax-exempt bond financing for low-income multifamily housing industry.  Additionally, it exempted newly issued tax-exempt private activity bonds from Alternative Minimum Tax.  Previously, these tax-exempt private activity bonds were Alternative Minimum Tax preference items for individual taxpayers.  We believe these changes should enhance the Partnership’s opportunities for making investments in accordance with its investment criteria.

Current credit markets and general economic issues have had a significant negative impact on these types of transactions.  At this time very few LIHTC syndication and tax-exempt bond financing transactions are being completed.  While these types of transactions represent a long-term market opportunity for the Partnership, they are not the current investment focus.

Effects of Recent Credit Markets and Economic Conditions

The disruptions in domestic and international financial markets, and the resulting restrictions on the availability of debt financing that have prevailed since 2008, have, in our view, created potential investment opportunities for the Partnership.  Many participants in the multifamily housing debt sector have either reduced their participation in the market or are being forced to liquidate some or all of their existing portfolio investments in order to meet their liquidity needs.  We believe this is creating opportunities to acquire existing tax-exempt bonds from distressed holders at attractive yields.  The Partnership continues to evaluate potential investments in bonds which are available on the secondary market.  We believe many of these bonds will meet our investment criteria and that we have a unique ability to analyze and close on these opportunities while maintaining our ability and willingness to also participate in primary market transactions.

Current credit and real estate market conditions also create opportunities to acquire quality MF Properties from distressed owners and lenders.  Our ability to restructure existing debt, together with the ability to improve the operations of the apartment properties through our affiliated property management company, can position these MF Properties for an eventual financing with tax-exempt mortgage revenue bonds meeting our investment criteria and that will be supported by a valuable and well-run apartment property.  We believe we can selectively acquire MF Properties, restructure debt and improve operations in order to create value to our unitholders in the form of a strong tax-exempt bond investment.

On the other hand, market and economic conditions may limit our ability to access additional, or renew existing, debt financing that the Partnership uses to partially finance its investment portfolio or otherwise meet its liquidity requirements.  The inability to access or renew existing debt financing may result in adverse effects on our financial condition and results of operations.  There can be no assurance that we will be able to finance additional acquisitions of tax-exempt bonds through either additional equity or debt financing.  Although the consequences of market and economic conditions and their impact on our ability to pursue our plan to grow through investments in additional tax-exempt housing bonds are not fully known, we do not anticipate that our existing assets will be adversely affected in the long-term.  However, if uncertainties in these markets continue, the markets deteriorate further or the Partnership experiences further deterioration in the values of its investment portfolio, the Partnership may incur impairments to its investment portfolio which could materially impact the Partnership’s financial statements.  In addition, the current negative economic conditions, high levels of unemployment, lack of job growth, low home mortgage interest rates and tax incentives provided to first time homebuyers have had a negative effect on some of the apartment properties which collateralize our tax-exempt bond investments and our MF Properties in the form of declining occupancy.  Overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents and non-revenue units such as model units and employee units) of the apartment properties that the Partnership has financed with tax-exempt mortgage revenue bonds was approximately 84% for 2009 compared to 83% during 2008.  Overall economic occupancy of the MF Properties was approximately 83% for 2009 compared to 88% during 2008.  Although these issues may continue to negatively affect property operations and profitability in the short-term, we do not expect that long-term property operations will be significantly affected.

Financing Arrangements

The Partnership may finance the acquisition of additional tax-exempt mortgage revenue bonds through the reinvestment of cash flow, the issuance of additional units or with debt financing collateralized by our existing portfolio of tax-exempt mortgage revenue bonds, including the securitization of these bonds.

Debt Financing.  At December 31, 2009, the Partnership has outstanding debt financing of $55.4 million secured by 14 tax-exempt mortgage revenue bonds with a total par value of $121.0 million plus approximately $3.8 million in restricted cash.  Our operating policy is to maintain a level of debt financing between 40% and 60% of the total par value of our tax-exempt mortgage revenue bond portfolio.  As of December 31, 2009, the debt outstanding related to the total par value of the Partnerships’ total bond portfolio of approximately $145.1 million results in a leverage ratio of 38%.  This outstanding debt is made up of two credit facilities.  The first is with Bank of America which had an outstanding balance of $49.9 million at December 31, 2009 and is secured by 13 tax-exempt bonds with a total par value of $112.1 million.  This Bank of America facility has a one-year term ending June 30, 2010 with a six-month renewal option held by the Partnership and an annual floating interest rate of daily LIBOR plus 390 basis points.  Financial covenants for the Bank of America facility include the maintenance of a leverage ratio not to exceed 70% and a minimum liquidity of $5.0 million by the Partnership.  Additionally, the properties which secure the bond portfolio which is collateral for the Bank of America facility are to maintain, as a group, a minimum debt service coverage of 1.1 to 1 and a loan to value ratio not to exceed 75%. At December 31, 2009, the Partnership was in compliance with these covenants. Subsequent to December 2009, the Company was notified by Bank of America that it was no longer in compliance with the minimum debt service coverage covenant. During February and March, 2010, the Company transferred additional collateral of approximately $3.0 million to Bank of America to maintain compliance with the covenant. The second credit facility is with Omaha State Bank and has an outstanding balance of $5.5 million at December 31, 2009.  The Omaha State Bank facility matures on June 30, 2011, is collateralized by one tax-exempt mortgage revenue bond with a par value of $8.9 million and bears interest at a fixed annual rate of 6.5%.   Additionally, the MF Properties are encumbered by mortgage loans with an aggregate principal balance of approximately $30.1 million.  These mortgage loans mature at various times from July 2010 through November 2013.

The Partnership continues to explore opportunities to improve its financing arrangements.  One option currently being pursued is a Tax-Exempt Bond Securitization facility (“TEBS”) with Freddie Mac.  The Partnership believes this financing option offers several advantages over its current credit facilities including a longer term of up to 10 years.  In March 2010, the Partnership entered into a term sheet with Freddie Mac related to a potential new TEBS facility.  The term sheet is for a TEBS facility that is expected to provide approximately $87.5 million of proceeds.  Such proceeds will be utilized to retire the current Bank of America and Omaha State Bank credit facilities and would provide additional funds for investment.  The Partnership hopes to close the new TEBS facility during the second quarter of 2010.  If the current illiquidity in the financial markets continues or further deteriorates, our ability to refinance our existing credit facilities may be negatively affected.  There can be no assurance that we will be able to enter into a TEBS facility, or any other replacement debt financing, on terms favorable to the Partnership or at all.

Equity Financing.  The Partnership filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) in January 2010 in order to register the sale of up to $200.0 million of its Beneficial Unit Certificates representing assigned limited partnership interests ("units" or "BUCs").  We intend to issue units from time to time under this Registration Statement to raise additional equity capital as needed to fund investment opportunities.  Raising additional equity capital for deployment into new investment opportunities is part of our overall growth strategy described above.

The Partnership had previously filed a $100.0 million shelf registration statement with the SEC in January 2007 and has issued approximately $71.5 million of units under this prior registration statement.  Most recently, in October 2009, the Partnership issued a total of 4,830,000 units through an underwritten public offering at a public offering price of $5.05 per unit.  Net proceeds realized by the Partnership from the issuance of these units were approximately $22.8 million, after payment of an underwriter's discount and other offering costs of approximately $1.6 million.  Once declared effective, the registration statement filed in January 2010 will replace the previously-filed registration statement and all future units (including unsold units registered under the prior registration statement) will be sold pursuant to that prospectus.

Recent Developments

Based on an accumulation of individual circumstances, the Partnership has identified three tax-exempt mortgage revenue bonds for which certain actions may be necessary to protect the Partnership’s position as a secured bondholder and lender.  These bonds are Woodland Park, The Gardens of DeCordova and The Gardens of Weatherford.  As of December 31, 2009, Woodland Park owes the Partnership approximately $15.7 million under tax-exempt bonds and $700,000 under taxable loans, the Gardens of DeCordova owes the Partnership approximately $4.9 million under tax-exempt bonds and $315,000 under taxable loans and the Gardens of Weatherford owes the Partnership approximately $4.7 million under tax-exempt bonds and $335,000 under taxable loans.  As of December 31, 2009, each of these properties was current with its bond debt service to the Partnership.  The following is a discussion of the circumstances related to each of these bonds.

Woodland Park.  The construction of Woodland Park was completed in November 2008 and lease-up continues, however, the property has not yet reached stabilization which is defined in the bond documents as the generation of a 1.15:1 debt service coverage ratio for six straight months.  As result of the failure to reach stabilization, the bond is in technical default.  As of December 31, 2009 and February 28, 2010, the property had 116 units leased out of total available units of 236, or 49% physical occupancy.  This affordable housing project has 100% of its units set aside for tenants that make less than 60% of the area median income.  The Partnership believes that this 100% set aside of units for affordable tenants is the most significant issue in the slow lease-up of the property and that stabilization could be achieved more quickly if the set aside of affordable units is lowered, thereby removing the income restriction from prospective tenants for a portion of the available units.  The Partnership has requested that the property owner change the set aside of units for affordable tenants to 75% thereby allowing 59 units to be rented to “market rate” tenants.  Additionally, the Partnership has verbally notified the property owner of its expectation that any shortfalls in debt service resulting from the slow lease-up of the property will be funded through additional capital contributions, although they are not contractually required to do so.  The Partnership will continue to monitor this property closely and work with the property owner to ensure bond debt service is maintained.  The property makes semi-annual debt service payments to the Partnership.  The next debt service payment is scheduled for May 1, 2010.  Should the property be unable to make this payment the Partnership expects to issue a Notice of Default through the bond trustee and to begin foreclosure procedures.

The Gardens of DeCordova.  The construction of The Gardens of DeCordova was completed in April 2009 and lease-up continues, however, the property has not yet reached stabilization which is defined in the bond documents as the generation of a 1.15:1 debt service coverage ratio for six straight months.  As result of the failure to reach stabilization, the bond is in technical default.  As of December 31, 2009, the property had 31 units leased out of total available units of 76, or 41% physical occupancy.  As of February 28, 2010, the property had 32 units leased out of total available units of 76, or 42% physical occupancy.   This property is a senior (55+) affordable housing project located in Granbury, Texas in the Dallas-Fort Worth area.  The Partnership believes the most significant issue in the slow lease-up of the property is the current single family housing market in the Dallas-Fort Worth area.  Many potential tenants must first sell their existing home before they are able to move into a rental unit.  In September 2009, the Partnership was notified by the tax credit limited partner of the owner of The Gardens of DeCordova of its intent to withdraw from the limited partnership.  In January 2010, the Partnership concluded its best course of action for the removal of the current limited partner was to issue a Notice of Default through the bond trustee and to begin foreclosure procedures.  Such notice was issued in February 2010 and the foreclosure was completed in March 2010.  Through this process the Partnership has effectively removed the limited partner which will allow the property owner to “re-syndicate” the LIHTCs to a new limited partner thereby providing additional capital to the project.  The underwriting estimate of LIHTCs to be generated by this property that would be available for “re-syndication” is approximately $2.8 million.  The syndication of the LIHTCs, at an amount less than the gross credits generated, would provide additional capital for the project in the form of new limited partner equity.  The Partnership believes that, if this can be accomplished, such new equity would be sufficient to allow for the current bonds to remain in place and operations be funded through an extended lease-up period.  Until such time as new ownership is in place and additional capital is contributed, the full impact of these developments will not be known.

The Gardens of Weatherford.  The Gardens of Weatherford Apartments is currently under construction in Weatherford, Texas and will contain 76 units upon completion.  This property is a senior (55+) affordable housing project located in Weatherford, Texas in the Dallas-Fort Worth area.  At this time infrastructure construction activities have been substantially completed but no construction has begun on the actual apartment buildings.  As result of the failure to complete construction, the bond is in technical default.  Construction was significantly delayed due to numerous zoning, planning and design issues encountered in the building permit application process.  In September 2009, the Partnership was notified by the tax credit limited partner of the owner of The Gardens of Weatherford of its intent to withdraw from the limited partnership.  While approximately $2.0 million remains on deposit with the bond trustee for the Gardens of Weatherford, such funds are insufficient to complete construction of the project or to pay the outstanding principal on the bonds should the project not be constructed.  In January 2010, the Partnership concluded its best course of action for the removal of the current limited partner was to issue a Notice of Default through the bond trustee and to begin foreclosure procedures.  Such notice was issued in February 2010 and the foreclosure was completed in March 2010.  Through this process the Partnership has effectively removed the limited partner which will allow the property owner to recapitalize the property by pursuing an alternative plan of financing.  Specifically, the Partnership has worked with the general partner of the owner to identify available Tax Credit Assistance Program (“TCAP”) funding through application to the Texas Department of Housing and Community Affairs (“TDHCA”). A TCAP Written Agreement with TDHCA has been entered into which commits TCAP funds to the project and final approval of the funding was received from the TDHCA board in March 2010.  The Partnership believes that the TCAP funding will be sufficient to allow for the current bonds to remain in place, construction to be complete and operations to be funded through an extended lease-up period.  Formal agreements must still be finalized before such funds are available to the project.  Formal agreements are expected to be completed and funding available prior to the end of the second quarter of 2010.

The Partnership evaluated all its bond holdings, including the three discussed above, for an other-than-temporary decline in value and any related taxable loans for potential impairment as of December 31, 2009 (see Footnote 2 to the Company's Consolidated Financial Statements in Item 8 of this report for discussion of our impairment testing method).  Based on this evaluation, the Partnership has concluded that no other-than-temporary impairment of its tax-exempt bond holdings existed at December 31, 2009.  The Partnership also concluded that no impairment of the taxable loans made to The Gardens of DeCordova and The Gardens of Weatherford existed, however, an allowance for loan loss of approximately $700,000 was recorded to reserve for the entire taxable loan balance due from Woodland Park.  The Partnership will continue to monitor these investments for changes in circumstances that might warrant an impairment charge.

In June 2007, the Partnership acquired bonds which were to finance the construction of a 72 unit multifamily apartment complex in Gardner, Kansas known as Prairiebrook Village.  The property owner defaulted on these bonds and the bond trustee filed a petition of foreclosure on the mortgage securing the bonds in May 2008.  The Partnership received approximately $4.8 million from the trustee representing unused bond proceeds and has received a summary judgment against the owner and developer for the unpaid principal balance.  In 2008, the Partnership took ownership of the undeveloped land on which the apartments were to be constructed, and recorded it as an asset held for sale valued at $375,000, along with a receivable of approximately $987,000 representing the remaining amounts due from the project owner and developer based on summary judgment obtained.  At December 31, 2009, the land continues to be listed as an asset held for sale at $375,000 with the current receivable amount being $713,500.  The Partnership has placed liens on assets identified and garnishing wages from the judgment parties.  Additionally, the Partnership identified over 25 legal entities which own or operate real property in which one of the judgment parties has an ownership interest.  In February 2010, the Partnership was informed that the ownership interests had been pledged to others, that further information will not be provided and that bankruptcy protection may be sought.  The Partnership expects to seek a subpoena for the ownership documentation and will continue to pursue collections efforts, however, given this new information, the Partnership has recorded an allowance for bad debt against the judgment receivable as of December 31, 2009. The allowance for bad debt recorded was $700,000 leaving a net receivable of approximately $13,500 that is expected to be recovered through the garnished wages.

Management and Employees

The Partnership is managed by its general partner, America First Capital Associates Limited Partnership Two (“AFCA 2”) which is an affiliate of The Burlington Capital Group LLC ("Burlington").  The Partnership has no employees, executive officers or directors.  Certain services are provided to the Partnership by employees of Burlington, which is the general partner of AFCA 2, and the Partnership reimburses Burlington for its allocated share of these salaries and benefits.  The Partnership is not charged, and does not reimburse Burlington, for the services performed by executive officers of Burlington.

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

The Partnership’s subsidiaries are “C” corporations for income tax purposes and file separate income tax returns.  Therefore, the Partnership is only subject to income taxes on this investment to the extent it receives dividends from the subsidiaries.

The variable interest entities ("VIEs") which are reported on a consolidated basis with the Partnership for GAAP reporting purposes as described below under “Effect of Implementation of ASC on Consolidations on Financial Reporting” are separate legal entities who record and report income taxes based upon their individual legal structure which may include corporations, limited partnerships and limited liability companies.  The Partnership does not presently believe that the consolidation of VIEs for reporting under GAAP will impact the Partnership’s tax status, amounts reported to BUC holders on IRS Form K-1, the Partnership’s ability to distribute tax-exempt income to BUC holders, the current level of quarterly distributions or the tax-exempt status of the underlying mortgage revenue bonds.

Effect of Implementation of the ASC on Consolidations on Financial Reporting

The Partnership is required to consolidate the assets, liabilities, results of operations and cash flows of certain entities that meet the definition of a “variable interest entity” (“VIE”) into the Partnership’s financial statements under the provisions of Accounting Standards Codification ("ASC") 810-10, Consolidations, ("ASC 810-10"). Management has determined that six of the entities which own multifamily apartment properties financed by the Partnership’s tax-exempt mortgage revenue bonds are VIEs.  Because management determined that the Partnership is the primary beneficiary of each of these VIEs pursuant to the terms of each tax-exempt mortgage revenue bond and the criteria within the ASC on consolidations, the Partnership consolidated the assets, liabilities and results of operations of these VIEs’ multifamily properties into the Partnership’s financial statements.  Transactions and accounts between the Partnership and the consolidated VIEs, including the indebtedness underlying the tax-exempt mortgage bonds secured by the properties owned by the VIEs, have been eliminated in consolidation.

All financial information in this Form 10-K presented on the basis of Accounting Principles Generally Accepted in the United States of America ("GAAP"), is that of the Partnership and the VIEs on a consolidated basis.  We refer to the Partnership, its wholly owned subsidiaries (each a “Holding Company”), and the consolidated VIEs throughout this Form 10-K as the “Company”.  We refer to the Partnership and Holding Company, without consolidation of the VIEs, as the “Partnership.”

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

We do not have any employees of our own.  Employees of Burlington, acting through our general partner, are responsible for our operations and we reimburse Burlington for the allocated salaries and benefits of these employees and for other expenses incurred in running our business operations.  In connection with the operation of the Partnership, our general partner is entitled to an administrative fee in an amount equal to 0.45% per annum of principal amount of the revenue bonds, other tax-exempt investments and taxable mortgage loans held by the Partnership.  Ten of the tax-exempt revenue bonds held by the Partnership provide for the payment of this administrative fee to the general partner by the owner of the financed property.  When the administrative fee is payable by a property owner, it is subordinated to the payment of all base interest to the Partnership on the tax-exempt revenue bond on that property.  Our Agreement of Limited Partnership provides that the administrative fee will be paid directly by the Partnership with respect to any investments for which the administrative fee is not payable by the property owner or a third party.  In addition, our Agreement of Limited Partnership provides that the Partnership will pay the administrative fee to the general partner with respect to any foreclosed mortgage bonds.

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

Properties Management is an affiliate of Burlington that is engaged in the management of apartment complexes.  Properties Management currently manages the nine MF Properties and ten of the properties whose tax-exempt bonds are held by the Partnership and earns a fee paid out of property revenues.  Properties Management may also seek to become the manager of apartment complexes financed by additional mortgage bonds acquired by the Partnership, subject to negotiation with the owners of such properties.  If the Partnership acquires ownership of any property through foreclosure of a revenue bond, Properties Management may provide property management services for such property and, in such case, earn a fee payable out of property revenues.

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

Cash distributions made by the Partnership to unitholders may increase or decrease at the determination of the General Partner based on its assessment of the amount of cash available to the Partnership for this purpose.  Beginning with the distribution for the second quarter 2009, the Partnership’s annual distribution was reduced from $0.54 per unit to $0.50 per unit due to the General Partner’s determination that higher borrowing costs and other factors would reduce the cash available to the Partnership to make distributions.  Although the General Partner believes that distributions at this new level are sustainable, if the Partnership’s actual results of operations vary from current projections and the actual cash generated is less than the new regular distribution, the Partnership may need to reduce the distribution rate further.  Any change in our distribution policy could have a material adverse effect on the market price of units.

The receipt of interest and principal payments on our tax-exempt mortgage revenue bonds will be affected by the economic results of the underlying multifamily properties.

Although our tax-exempt mortgage revenue bonds are issued by state or local housing authorities, they are not obligations of these governmental entities and are not backed by any taxing authority.  Instead, each of these revenue bonds is backed by a non-recourse loan made to the owner of the underlying apartment complex and is secured by a first mortgage lien on the property.  Because of the non-recourse nature of the underlying mortgage loans, the sole source of cash to pay base and contingent interest on the revenue bond, and to ultimately pay the principal amount of the bond, is the net cash flow generated by the operation of the financed property and the net proceeds from the ultimate sale or refinancing of the property, except in limited cases where a property owner has provided a limited guarantee of certain payments.  This makes our investments in these mortgage revenue bonds subject to the kinds of risks usually associated with direct investments in multifamily real estate.  If a property is unable to sustain net cash flow at a level necessary to pay its debt service obligations on our tax-exempt mortgage revenue bond on the property, a default may occur.  Net cash flow and net sale proceeds from a particular property are applied only to debt service payments of the particular mortgage revenue bond secured by that property and are not available to satisfy debt service obligations on other mortgage revenue bonds that we hold.  In addition, the value of a property at the time of its sale or refinancing will be a direct function of its perceived future profitability.  Therefore, the amount of base and contingent interest that we earn on our mortgage revenue bonds, and whether or not we will receive the entire principal balance of the bonds as and when due, will depend to a large degree on the economic results of the underlying apartment complexes.

The net cash flow from the operation of a property may be affected by many things, such as the number of tenants, the rental rates, operating expenses, the cost of repairs and maintenance, taxes, government regulation, competition from other apartment complexes, mortgage rates for single-family housing and general and local economic conditions.  In most of the markets in which the properties financed by our bonds are located, there is significant competition from other apartment complexes and from single-family housing that is either owned or leased by potential tenants.  Low mortgage interest rates and federal tax credits make single-family housing more accessible to persons who may otherwise rent apartments.

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

The taxable mortgage loans that we make to owners of the apartment properties that secure tax-exempt mortgage revenue bonds held by us are non-recourse obligations of the property owner.  As a result, the sole source of principal and interest payments on these taxable loans is the net cash flow generated by these properties or the net proceeds from the sale of these properties.  The net cash flow from the operation of a property may be affected by many things as discussed above.  In addition, any payment of principal and interest on a taxable loan on a particular property will be subordinate to payment of all principal and interest (including contingent interest) on the tax-exempt mortgage revenue bond secured by the same property.  As a result, there may be a higher risk of default on the taxable loans than on the associated tax-exempt mortgage revenue bonds.  If a property is unable to sustain net cash flow at a level necessary to pay current debt service obligations on the taxable loan on such property, a default may occur.  While these taxable loans are secured by the underlying properties, in general, the Partnership does not expect to pursue foreclosure or other remedies against a property upon default of a taxable mortgage loan if the property is not in default on the tax-exempt bonds financing the property.

There are risks associated with our strategy of acquiring ownership interests in MF Properties in anticipation of future tax-exempt bond financings of these projects.

To facilitate our investment strategy of acquiring additional tax-exempt mortgage bonds secured by multifamily apartment properties, we may acquire ownership positions in MF Properties that we expect to ultimately sell in a syndication of LIHTCs after the expiration of the compliance period relating to existing LIHTCs issued with respect to the MF Properties.  Our plan is to provide tax-exempt mortgage financing to the new property owners at the time of a syndication of new LIHTCs in connection with a rehabilitation of these MF Properties.  Current credit market and general economic conditions have had a significant negative effect on the market for LIHTC syndications and, as a result, few LIHTC syndications are being completed at this time.  For this and other reasons, there is no assurance that the Partnership will be able to sell its interests in the MF Properties after the applicable LIHTC compliance period.  In addition, the value of the Partnership’s interest in MF Properties will be affected by the economic performance of the MF Properties and other factors generally affecting the value of residential rental properties.  As a result, there is no assurance the Partnership will not incur a loss upon the sale of its interest in an MF Property.  In addition, there is no assurance that we will be able to acquire tax-exempt bonds on the MF Properties even if we are able to sell our interests in the MF Properties in connection with the syndication of new LIHTCs.  During the time the Partnership owns an interest in an MF Property, any net income it receives from these MF Properties will not be exempt from federal or state income taxation.

We may suffer adverse consequences from changing interest rates.

We have financed the acquisition of some of our assets using variable-rate debt financing.  The interest that we pay on this financing fluctuates with a specific interest rate index.  All of our tax-exempt mortgage revenue bonds bear interest at fixed rates and, notwithstanding the contingent interest feature on some of these bonds, the amount of interest we earn on these bonds will not increase with a general rise in interest rates.  Accordingly, an increase in our interest expense due to an increase in the interest rate index used for our variable rate debt financing will reduce the amount of cash we have available for distribution to unitholders and may affect the market value of our units.

An increase in interest rates could also decrease the value of our tax-exempt mortgage bonds.  A decrease in the value of our tax-exempt mortgage revenue bonds could cause the lender providing our debt financing to demand additional collateral to secure our debt financing.  If additional collateral is not available, the debt financing could be terminated and some or all of the bonds collateralizing such financing may be sold to repay the debt.  In that case, we would lose the net interest income from these bonds.  A decrease in the value of our tax-exempt mortgage revenue bonds could also decrease the amount we could realize on the sale of our investments and would decrease the amount of funds available for distribution to our unitholders.

During periods of low prevailing interest rates, the interest rates we earn on new tax exempt mortgage revenue bonds that we acquire may be lower than the interest rates on our existing portfolio of tax-exempt bonds.  To the extent we finance the acquisition of additional tax-exempt bonds through the issuance of additional units or from the proceeds from the sale of existing tax-exempt bonds and we earn a lower interest rate on these additional bonds, the amount of cash available for distribution on a per unit basis may be reduced.

We are subject to various risks associated with our derivative agreements.

We use various derivative instruments, such as interest rate swaps and interest rate caps, to mitigate the risks we are exposed to as a result of changing interest rates.  However, there is no assurance that these instruments will fully insulate the Partnership from the interest rate risks to which it is exposed.  In addition, there are costs associated with these derivative instruments and there is no assurance these cost will not ultimately turn out to exceed the losses we would have suffered, if any, had these instruments not been in place.  The counterparties to some of these instruments may have the right to convert them to fixed-rate agreements, and it is possible that such a conversion could result in our paying more interest than we would under our variable-rate financing.  There is also a risk that a counterparty to such an instrument will be unable to perform its obligations to the Partnership.  If a liquid secondary market does not exist for these instruments, we may be required to maintain a position until exercise or expiration, which could result in losses to the Partnership.  In addition, we are required to record the fair value of these derivative instruments on our financial statements by recording changes in their values as interest earnings or expense.  This can result in significant period to period volatility in the Partnership’s reported net income over the term of these instruments.

There are risks associated with debt financing programs that involve securitization of our tax-exempt bonds.

From time to time, we have obtained debt financing through the securitization of our tax-exempt mortgage revenue bonds and may obtain this type of debt financing in the future.  The terms of these securitization programs differ, but in general require that we deposit tax-exempt mortgage revenue bonds into a trust or other special purpose entity that issues a senior security to unaffiliated investors and a residual interest to the Partnership.  The trust or other entity receives all of the interest payments from its underlying tax-exempt mortgage revenue bonds from which it pays interest on the senior security at a variable rate.  As the holder of residual interest, the Partnership is entitled any remaining tax-exempt interest received by the trust after it has paid the full amount of interest due on the senior security and all of the expenses of the trust, including various fees to the trustee, remarketing agents and liquidity providers.  Specific risks generally associated with these bond securitization programs include the following:

Changes in short-term interest rates can adversely affect the cost of a bond securitization financing and could result in a loss of assets pledged as collateral for this financing.

The interest rate payable on the senior securities resets periodically based on a specified index usually tied to interest rates on short-term instruments.  In addition, because the senior securities may typically be tendered back to the trust, causing the trust to remarket the senior securities from time to time, an increase in interest rates may require an increase to the interest rate paid on the senior securities in order to successfully remarket these securities.  Any increase in interest rate payable on the senior securities will result in more of the underlying tax-exempt bond interest being used to pay interest on the senior securities leaving less tax-exempt bond interest available to the Partnership.  As a result, higher short-term interest rates will reduce, and could even eliminate, the Partnership’s return on a residual interest in this type of financing.

In addition, increases in interest rates generally may reduce the value of the bonds held by a trust and the other collateral pledged to a trust under this type of financing program.  As a result, rising interest rates could require the Partnership to pledge additional collateral to the trust’s liquidity providers.  If the Partnership was unable to provide sufficient additional collateral, one or more trusts may be terminated and the underlying tax-exempt bonds sold at unfavorable prices resulting in a loss to the Partnership.

Payments on the residual interests in these financing structures are subordinate to payments on the senior securities and to payment of trust expenses and no party guarantees the payment of any amounts under the residual interests.

The residual interests in a trust or other special purpose entity used for these types of financings are subordinate to the senior securities sold to investors.  As a result, none of the tax-exempt bond interest received by such a trust will be paid to the Partnership as the holder of a residual interest until all payments currently due on the senior securities have been paid in full and other trust expenses satisfied.  The holder of a residual certificate in such a trust can look only to the assets of the trust remaining after payment of these senior obligations for payment on the residual certificates.  No third party guarantees the payment of any amount on the residual certificates.

Termination of a bond securitization financing can occur for a number of reasons which could cause the Partnership to lose the tax-exempt mortgage revenue bonds and other collateral it pledged for such financing.

In general, the trust or other special purpose entity formed for a bond securitization financing can terminate for a number of different reasons relating to problems with the bonds or problems with the trust itself.  Problems with the bonds that could cause the trust to collapse include payment or other defaults or a determination that the interest on the bonds is taxable.  Problems with a trust include a downgrade in the investment rating of the senior securities that it has issued, a ratings downgrade of the liquidity provider for the trust, increases in short term interest rates in excess of the interest paid on the underlying bonds, declines in the value of the bonds and other collateral pledged to the trust, an inability to remarket the senior securities or an inability to obtain liquidity for the trust.  In each of these cases, the trust will be collapsed and the tax-exempt mortgage revenue bonds and other collateral held by the trusts will be sold.  If the proceeds from the sale of the trust collateral are not sufficient to pay the principal amount of the senior securities with accrued interest and the other expenses of the trusts, then the collateral pledged to the liquidity provider will also be sold.  As a result, the holder of the residual interest in the trust may not only lose its investment in the residual certificates, but could also lose all or part of the collateral pledged to the trust.

An insolvency or receivership of the program sponsor could impair the Partnership’s ability to recover the tax-exempt bonds and other collateral pledged by it in connection with a bond securitization financing.

In the event the sponsor of a bond securitization financing program becomes insolvent, it could be placed in receivership.  In that situation, it is possible that the Partnership would not be able to recover the tax-exempt mortgage revenue bonds and other collateral it pledged in connection with the bond securitization financing or that it would receive all or any of the payments due from the trust or other special purpose entity on the residual interest held by the Partnership in such trust or other entity.

Conditions in the credit markets have increased our cost of borrowing and have made financing difficult to obtain, each of which may have a material adverse effect on our results of operations and business.

Economic conditions in international and domestic credit markets have been, and remain, challenging.  Significantly tighter credit conditions and slower economic growth were experienced in 2009 and continued concerns about the systemic impact of high unemployment, restricted availability of credit, declining residential and commercial real estate markets, volatile energy prices, and declining business and consumer confidence have contributed to the economic downturn and it is unclear when and how quickly conditions and markets will improve, if at all.  As a result of these economic conditions, the cost and availability of credit has been, and may continue to be, adversely affected in all markets in which we operate.  Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease, to provide funding to borrowers.  As a result, our access to debt and equity financing may be adversely affected.  If these market and economic conditions continue, they may limit our ability to replace or renew maturing debt financing on a timely basis and impair our access to capital markets to meet our liquidity and growth requirements which may have an adverse effect on our financial condition and results of operations.

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

The rent restrictions and occupant income limitations imposed on properties financed by our tax-exempt mortgage revenue bonds and on our MF Properties may limit the revenues of such properties.

All of the apartment properties securing our tax-exempt mortgage revenue bonds and the MF Properties in which our subsidiaries hold indirect interests are subject to certain federal, state and/or local requirements with respect to the permissible income of their tenants.  Since federal rent subsidies are not generally available on these properties, rents must be charged on a designated portion of the units at a level to permit these units to be continuously occupied by low or moderate income persons or families.  As a result, these rents may not be sufficient to cover all operating costs with respect to these units and debt service on the applicable tax-exempt mortgage revenue bond.  This may force the property owner to charge rents on the remaining units that are higher than they would be otherwise and may, therefore, exceed competitive rents which may adversely affect the occupancy rate of a property securing an investment and the property owner’s ability to service its debt.

The properties financed by certain of our tax-exempt mortgage revenue bonds are not completely insured against damages from hurricanes and other major storms.

Five of the multifamily housing properties financed by tax-exempt bonds held by the Partnership are located in areas that are prone to damage from hurricanes and other major storms.  The current insurable value of these five properties is approximately $63.6 million.  Due to the significant losses incurred by insurance companies in recent years due to damages from hurricanes, many property and casualty insurers now require property owners to assume the risk of first loss on a larger percentage of their property’s value.  In general, the current insurance policies on the five properties financed by the Partnership that are located in areas rated for hurricane and storm exposure carry a 3% deductible on the insurable value of the properties.  As a result, if any of these properties were damaged in a hurricane or other major storm, the amount of uninsured losses could be significant and the property owner may not have the resources to fully rebuild the property and could result in a default on the tax-exempt mortgage revenue bonds secured by the property.  In addition, the damages to a property may result in all or a portion of the rental units not being rentable for a period of time.  Unless a property owner carries rental interruption insurance, this loss of rental income would reduce the cash flow available to pay base or contingent interest on the Partnership’s tax-exempt bonds collateralized by these properties.

The properties securing our revenue bonds or the MF Properties may be subject to liability for environmental contamination which could increase the risk of default on such bonds or loss of our investment.

The owner or operator of real property may become liable for the costs of removal or remediation of hazardous substances released on its property.  Various federal, state and local laws often impose such liability without regard to whether the owner or operator of real property knew of, or was responsible for, the release of such hazardous substances.  We cannot assure you that the properties that secure our tax-exempt mortgage revenue bonds or the MF Properties in which our subsidiaries hold indirect interests, will not be contaminated.  The costs associated with the remediation of any such contamination may be significant and may exceed the value of a property or result in the property owner defaulting on the revenue bond secured by the property or otherwise result in a loss of our investment in a property.

If we acquire ownership of apartment properties we will be subject to all of the risks normally associated with the ownership of commercial real estate.

We may acquire ownership of apartment complexes financed by tax-exempt bonds held by us in the event of a default on such bonds.  We may also acquire indirect ownership of MF Properties on a temporary basis in order to facilitate the eventual acquisition by us of tax-exempt mortgage revenue bonds on these apartment properties.  In either case, during the time we own an apartment complex, we will generate taxable income or losses from the operations of such property rather than tax exempt interest.  In addition, we will be subject to all of the risks normally associated with the operation of commercial real estate including declines in property value, occupancy and rental rates and increases in operating expenses.  We may also be subject to government regulations, natural disasters and environmental issues, any of which could have an adverse affect on the Partnership’s financial results and ability to make distributions to unitholders.

There are a number of risks related to the construction of multifamily apartment properties that may affect the tax-exempt bonds issued to finance these properties.

We may invest in tax-exempt revenue bonds secured by multifamily housing properties which are still under construction.  Construction of such properties generally takes approximately twelve to eighteen months.  The principal risk associated with construction lending is the risk that construction of the property will be substantially delayed or never completed.  This may occur for a number of reasons including (i) insufficient financing to complete the project due to underestimated construction costs or cost overruns; (ii) failure of contractors or subcontractors to perform under their agreements; (iii) inability to obtain governmental approvals; (iv) labor disputes; and (v) adverse weather and other unpredictable contingencies beyond the control of the developer.  While we may be able to protect ourselves from some of these risks by obtaining construction completion guarantees from developers, agreements of construction lenders to purchase our bonds if construction is not completed on time, and/or payment and performance bonds from contractors, we may not be able to do so in all cases or such guarantees or bonds may not fully protect us in the event a property is not completed.  In other cases, we may decide to forego certain types of available security if we determine that the security is not necessary or is too expensive to obtain in relation to the risks covered.  If a property is not completed, or costs more to complete than anticipated, it may cause us to receive less than the full amount of interest owed to us on the tax-exempt bond financing such property or otherwise result in a default under the mortgage loan that secures our tax-exempt bond on the property.  In such case, we may be forced to foreclose on the incomplete property and sell it in order to recover the principal and accrued interest on our tax-exempt bond and we may suffer a loss of capital as a result.  Alternatively, we may decide to finance the remaining construction of the property, in which event we will need to invest additional funds into the property, either as equity or as a taxable loan.  Any return on this additional investment would not be tax-exempt.  Also, if we foreclose on a property, we will no longer receive tax-exempt interest on the bond issued to finance the property.  The overall return to the Partnership from its investment in such property is likely to be less than if the construction had been completed on time or within budget.

There are a number of risks related to the lease-up of newly constructed or renovated properties that may affect the tax-exempt bonds issued to finance these properties.

We may acquire tax-exempt revenue bonds issued to finance properties in various stages of construction or renovation.  As construction or renovation is completed, these properties will move into the lease-up phase.  The lease-up of these properties may not be completed on schedule or at anticipated rent levels, resulting in a greater risk that these investments may go into default than investments secured by mortgages on properties that are stabilized or fully leased-up.  The underlying property may not achieve expected occupancy or debt service coverage levels.  While we may require property developers to provide us with a guarantee covering operating deficits of the property during the lease-up phase, we may not be able to do so in all cases or such guarantees may not fully protect us in the event a property is not leased up to an adequate level of economic occupancy as anticipated.

We have assumed certain potential liability relating to recapture of tax credits on MF Properties.

The Partnership has acquired indirect interests in several MF Properties that generated LIHTCs for the previous partners in these partnerships.  When the Partnership acquires an interest in an MF Property, it generally must agree to reimburse the prior partners for any liabilities they incur due to a recapture of LIHTCs that result from the failure to operate the MF Property in a manner inconsistent with the laws and regulations relating to LIHTCs after the Partnership acquired its interest in the MF Property.  The amount of this recapture liability can be substantial.

Any future issuances of additional units could cause their market value to decline.

The Partnership may issue additional units from time to time in order to raise additional equity capital.  The issuance of additional units could cause dilution of the existing units and a decrease in the market price of the units.  In addition, if additional units are issued but we are unable to invest the additional equity capital in assets that generate tax-exempt income at levels at least equivalent to our existing assets, the amount of cash available for distribution on a per unit basis may decline.

 The Partnership is not registered under the Investment Company Act.

The Partnership is not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) because it operates under an exemption therefrom.  As a result, none of the protections of the Investment Company Act (disinterested directors, custody requirements for securities, and regulation of the relationship between a fund and its advisor) will be applicable to the Partnership.

 The Partnership engages in transactions with related parties.

Each of the executive officers of Burlington and four of the managers of Burlington hold equity positions in Burlington.  A subsidiary of Burlington acts as the General Partner and manages our investments and performs administrative services for us and earns certain fees that are either paid by the properties financed by our tax-exempt mortgage revenue bonds or by us.  Another subsidiary of Burlington provides on-site management for many of the multifamily apartment properties that underlie our tax-exempt bonds and each of our MF Properties and earns fees from the property owners based on the gross revenues of these properties.  The unitholders of the limited-purpose corporations which own four of the apartment properties financed with tax-exempt bonds and taxable loans held by the Partnership are employees of Burlington who are not involved in the operation or management of the Partnership and who are not executive officers or managers of Burlington.  Because of these relationships, our agreements with Burlington and its subsidiaries are related-party transactions.  By their nature, related-party transactions may not be considered to have been negotiated at arm’s length.  These relationships may also cause a conflict of interest in other situations where we are negotiating with Burlington.

Unitholders may incur tax liability if any of the interest on our tax-exempt mortgage revenue bonds is determined to be taxable.

Certain of our tax-exempt mortgage revenue bonds bear interest at rates which include contingent interest.  Payment of the contingent interest depends on the amount of net cash flow generated by, and net proceeds realized from a sale of, the property securing the bond.  Due to this contingent interest feature, an issue may arise as to whether the relationship between the property owner and us is that of debtor and creditor or whether we are engaged in a partnership or joint venture with the property owner.  If the IRS were to determine that tax-exempt mortgage revenue bonds represented an equity investment in the underlying property, the interest paid to us could be viewed as a taxable return on such investment and would not qualify as tax-exempt interest for federal income tax purposes.  We have obtained legal opinions to the effect that the base interest paid on our tax-exempt mortgage revenue bonds is excludable from gross income for federal income tax purposes provided the interest is not paid to a “substantial user” or “related person” as defined in the Internal Revenue Code.  However, these legal opinions are not binding on the IRS or the courts, and no assurances can be given that the conclusions reached will not be contested by the IRS or, if contested, will be sustained by a court.  In addition, the tax-exempt status of the interest paid on our tax-exempt mortgage revenue bonds is subject to compliance by the underlying properties, and the owners thereof, with the bond documents and covenants required by the bond-issuing authority and the Internal Revenue Code.  Among these requirements are tenant income restrictions, regulatory agreement compliance, reporting requirements, use of proceeds restrictions and compliance with rules pertaining to interest arbitrage.  Each issuer of the revenue bonds, as well as each of the underlying property owners/borrowers, has agreed to comply with procedures and guidelines designed to ensure satisfaction with the continuing requirements of the Internal Revenue Code.  Failure to comply with these continuing requirements of the Internal Revenue Code may cause the interest on our bonds to be includable in gross income for federal income tax purposes retroactively to the date of issuance, regardless of when such noncompliance occurs.  In addition, if we have, and may in the future, obtain debt financing through bond securitization programs in which we place tax-exempt mortgage revenue bonds into trusts and are entitled to a share of the tax-exempt interest received by the trust on these bonds after the payment of interests on senior securities issued by the trust, it is possible that the characterization of our residual interest in such a securitization trust could be challenged and the income that we receive through these instruments could be treated as ordinary taxable income includable in our gross income for federal tax purposes.

Not all of the income received by the Partnership is exempt from taxation.

We have made, and may make in the future, taxable mortgage loans to the owners of properties which are secured by tax-exempt mortgage revenue bonds that we hold.  The interest income earned by the Partnership on these mortgage loans is subject to federal and state income taxes.  In addition, if we acquire direct or indirect interests in real estate, either through foreclose of a property securing a tax-exempt mortgage revenue bond or a taxable loan or through the acquisition of an MF Property, any income we receive from the property will be taxable income from the operation of real estate.  In that case, the taxable income received by the Partnership will be allocated to our unitholders and will represent taxable income to them regardless of whether an amount of cash equal to such allocable share of this taxable income is actually distributed to unitholders.

 If the Partnership was determined to be an association taxable as corporation, it will have adverse economic consequences for the Partnership and its unitholders.

The Partnership has made an election to be treated as a partnership for federal income tax purposes.  The purpose of this election is to eliminate federal and state income tax liability for the Partnership and allow us to pass through our tax-exempt interest to our unitholders so that they are not subject to federal tax on this income.  If our treatment as a partnership for tax purposes is challenged, we would be classified as an association taxable as a corporation.  This would result in the Partnership being taxed on its taxable income, if any, and, in addition, would result in all cash distributions made by the Partnership to unitholders being treated as taxable ordinary dividend income to the extent of the Partnership’s earnings and profits, which would include tax-exempt income. The payment of these dividends would not be deductible by the Partnership.  The listing of the Partnership’s units for trading on the Nasdaq Global Market causes the Partnership to be treated as a “publicly traded partnership” under Section 7704 of the Internal Revenue Code.  A publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income.  Qualifying income includes interest, dividends, real property rents, gain from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends and certain other items.  Substantially all of the Partnership’s gross income will continue to be tax-exempt interest income on mortgage bonds.  While we believe that all of this interest income is qualifying income, it is possible that some or all of our income could be determined not to be qualifying income.  In such a case, if more than 10% of our annual gross income in any year is not qualifying income, the Partnership will be taxable as a corporation rather than a partnership for federal income tax purposes.  We have not received, and do not intend to seek, a ruling from the Internal Revenue Service regarding our status as a partnership for tax purposes.

To the extent the Partnership generates taxable income; unitholders will be subject to income taxes on this income, whether or not they receive cash distributions.

As a partnership, our unitholders will be individually liable for income tax on their proportionate share of any taxable income realized by the Partnership, whether or not we make cash distributions.

There are limits on the ability of our unitholders to deduct Partnership losses and expenses allocated to them.

The ability of unitholders to deduct their proportionate share of the losses and expenses generated by the Partnership will be limited in certain cases, and certain transactions may result in the triggering of the Alternative Minimum Tax for unitholders who are individuals.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

Each of the Partnership’s tax-exempt mortgage revenue bonds is collateralized by a multifamily housing property.  The Partnership does not hold title or any other interest in these properties, other than the first mortgages securing the bonds.

As a result of the guidance on consolidations, the Company is required to consolidate certain of the multifamily residential properties securing its bonds because the owners of those properties are treated as VIEs for which the Company is the primary beneficiary. The Company consolidated six multifamily housing properties owned by VIEs located in Florida, Iowa, and South Carolina as of December 31, 2009.  The Partnership does not hold title to the properties owned by the VIEs.

In addition to the properties owned by VIEs, the Company reports the financial results of the MF Properties on a consolidated basis due to the 99% limited partnership interests held by its subsidiary in the partnerships that own the MF Properties.  The Company consolidated nine MF Properties located in Ohio, Kentucky, Virginia, Georgia, and North Carolina as of December 31, 2009.

The following table sets forth certain information for each of the consolidated properties as of December 31, 2009:
MF Properties
					Buildings and Improvements	Carrying
		Number of Units	Average Square Feet per Unit			Value at
Property Name	Location			Land		December 31, 2009
Eagle Ridge	Erlanger, KY	64	1,183	$290,763	$2,431,975	$2,722,738
Meadowview	Highland Heights, KY	118	1,119	703,936	4,961,618	5,665,554
Crescent Village	Cincinnati, OH	90	1,226	353,117	4,344,981	4,698,098
Willow Bend	Hilliard, OH	92	1,221	580,130	3,029,928	3,610,058
Postwoods I	Reynoldsburg, OH	92	1,186	572,066	3,291,550	3,863,616
Postwoods II	Reynoldsburg, OH	88	1,186	576,438	3,296,174	3,872,612
Churchland	Chesapeake, VA	124	840	1,171,146	6,298,605	7,469,751
Glynn Place	Brunswick, GA	128	1188	743,996	4,572,850	5,316,846
Greens of Pine Glen	Durham, NC	168	1163	1,744,760	5,147,383	6,892,143
						44,111,416
Less accumulated depreciation (depreciation expense of approximately $1.8 million in 2009)						(3,324,801)
Balance at December 31, 2009						$40,786,615

VIEs
					Buildings and Improvements	Carrying
		Number of Units	Average Square Feet per Unit			Value at
Property Name	Location			Land		December 31, 2009
Ashley Square	Des Moines, IA	144	970	$650,000	$7,602,048	$8,252,048
Bent Tree Apartments	Columbia, SC	232	989	986,000	11,484,397	12,470,397
Fairmont Oaks Apartments	Gainsville, FL	178	1,139	850,400	8,285,551	9,135,951
Iona Lakes Apartments	Ft. Myers, FL	350	807	1,900,000	17,269,181	19,169,181
Lake Forest Apartments	Daytona Beach, FL	240	1,093	1,396,800	10,990,328	12,387,128
Cross Creek	Beaufort, SC	144	953	884,103	7,249,210	8,133,313
						69,548,018
Less accumulated depreciation (depreciation expense of approximately $2.6 million in 2009)						(18,543,740)
Balance at December 31, 2009						51,004,278
Total Net Real Estate Assets at December 31, 2009						$91,790,893

Item 3.  Legal Proceedings.

There are no material pending legal proceedings to which the Partnership is a party or to which any of the properties collateralizing the Partnership's tax-exempt mortgage revenue bonds are subject.

Item 4.  [Reserved]

PART II

Item 5. Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

   (a)  Market Information. BUCs represent assignments by the sole limited partner of its rights and obligations as a limited partner. The rights and obligations of BUC holders are set forth in the Partnership’s Agreement of Limited Partnership. BUCs of the Partnership trade on the NASDAQ Global Market under the trading symbol "ATAX". The following table sets forth the high and low sale prices for the BUCs for each quarterly period from January 1, 2008 through December 31, 2009.

2009	High	Low
1st Quarter	$6.75	$5.00
2nd Quarter	$6.63	$4.51
3rd Quarter	$6.29	$5.42
4th Quarter	$5.98	$5.05

2008	High	Low
1st Quarter	$7.50	$5.64
2nd Quarter	$7.50	$5.95
3rd Quarter	$6.95	$4.23
4th Quarter	$6.51	$4.25

     (b) BUC Holders. The approximate number of BUC holders on December 31, 2009 was 6,000.

     (c) Distributions. Distributions to BUC holders were made on a quarterly basis during 2009, 2008, and 2007. Total distributions for the years ended December 31, 2009, 2008, and 2007 were $10,864,000, $9,140,000, and $6,801,000, respectively.   The distributions paid or accrued per BUC during the fiscal years ended December 31, 2009, 2008, and 2007 were as follows:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	Dec. 31, 2009	Dec. 31, 2008	Dec. 31, 2007

Cash Distributions	$0.5100	$0.5400	$0.5400
Special Distribution	$0.0350	$-	$-

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

     (d) Sales of Unregistered Securities. None

     (e) Issuer Purchases of Equity Securities. None

Item 6.  Selected Financial Data.

Set forth below is selected financial data for the Company as of and for the years ended December 31, 2005 through 2009. The information should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed in response to Item 8 of this report.  Please refer to the discussions in Item 1 and Item 7 regarding the implementation of the ASC on consolidations and its effects on the presentation of financial data in this report on Form10K:

	For the	For the	For the	For the	For the
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	Dec. 31, 2009	Dec. 31, 2008	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2005

Property revenue	$15,667,053	$13,773,801	$11,208,209	$9,266,223	$9,119,726
Real estate operating expenses	(10,127,657)	(8,872,219)	(7,299,257)	(5,945,364)	(5,733,147)
Depreciation and amortization expense	(6,067,330)	(4,987,417)	(3,611,249)	(1,895,546)	(1,874,146)
Mortgage revenue bond investment income	4,253,164	4,230,205	3,227,254	1,418,289	1,061,242
Other bond investment income	-	-	-	4,891	73,179
Other interest income	106,082	150,786	751,797	337,008	102,474
Gain on sale of assets held for sale	862,865	-	-	-	-
Gain (loss) on the sale of security	-	(68,218)	-	-	126,750
Provison for loan loss	(1,401,731)	-	-	-	-
Interest expense	(4,202,126)	(4,106,072)	(2,595,616)	(1,303,760)	(572,340)
General and administrative expenses	(1,997,661)	(1,808,459)	(1,577,551)	(1,575,942)	(2,028,366)
Income (loss) from continuing operations	(2,907,341)	(1,687,593)	103,587	305,799	275,372
Income from discontinued operations, (including gain on sale of $26,514,809, $11,667,246 and $18,771,497 in 2009, 2006 and 2005, respectively)	26,734,754	646,989	824,249	12,470,936	19,289,770
Net income (loss)	23,827,413	(1,040,604)	927,836	12,776,735	19,565,142
Less: net loss attributable to noncontrolling interest	11,540	9,364	13,030	-	-
Net income (loss) - America First Tax Exempt Investors, L. P.	23,838,953	(1,031,240)	940,866	12,776,735	19,565,142
Less: general partners' interest in net income	804,223	64,059	99,451	1,627,305	1,021,216
Unallocated income (loss) related to variable interest entities	20,495,957	(3,756,894)	(3,452,591)	3,863,226	1,443,519
BUC holders' interest in net income	$2,538,773	$2,661,595	$4,294,006	$7,286,204	$17,100,407
BUC holders' Interest in net income per unit (basic and diluted):
Income from continuing operations	$0.15	$0.20	$0.34	$0.74	$0.58
Income from discontinued operations, (including gain on sale of $1.91 per unit)	-	-	-	-	1.16
Net income, basic and diluted, per unit	$0.15	$0.20	$0.34	$0.74	$1.74
Distributions paid or accrued per BUC	$0.5450	$0.5400	$0.5400	$0.5400	$0.8068
Investments in tax-exempt mortgage
revenue bonds, at estimated fair value	$69,399,763	$44,492,526	$66,167,116	$27,103,398	$17,033,964
Real estate assets, net	$91,790,893	$80,178,863	$70,246,514	$47,876,652	$47,788,007
Total assets	$190,770,720	$157,863,276	$164,879,008	$100,200,189	$111,574,124
Total debt-continuing operations	$85,480,187	$87,890,367	$72,464,333	$26,919,333	$27,139,333
Total debt-discontinued operations	$-	$19,583,660	$18,850,667	$18,850,667	$18,850,667
Cash flows provided by (used in)
operating activities	$(339,354)	$4,445,215	$4,227,023	$5,637,095	$3,851,827
Cash flows provided by (used in)
investing activities	$11,822,244	$(16,598,170)	$(48,007,185)	$6,396,786	$23,104,860
Cash flows provided by (used in)
financing activities	$(1,563,495)	$4,692,149	$50,125,180	$(6,855,558)	$(25,975,424)
Cash Available for Distribution ("CAD")(1)	$8,708,527	$6,248,920	$6,062,931	$7,876,824	$14,919,367
Weighted average number of BUCs
outstanding, basic and diluted	16,661,969	13,512,928	12,491,490	9,837,928	9,837,928
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

Management utilizes a calculation of CAD as a means to determine the Partnership’s ability to make distributions to BUC holders.  The General Partner believes that CAD provides relevant information about the Partnership’s operations and is necessary along with net income for understanding its operating results.  There is no generally accepted methodology for computing CAD, and the Partnership’s computation of CAD may not be comparable to CAD reported by other companies.  Although the Partnership considers CAD to be a useful measure of its operating performance, CAD should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP.

The following sets forth a reconciliation of the Company's net income (loss) as determined in accordance with GAAP and the Partnership's CAD for the periods set forth.

	2009	2008	2007	2006	2005
Net income (loss)	$23,838,953	$(1,031,240)	$940,866	$12,776,735	$19,565,142
Net (income) loss related to VIEs and eliminations due to consolidation	(20,495,957)	3,756,894	3,452,591	(3,863,226)	(1,443,519)
Net income before impact of VIE consolidation	3,342,996	2,725,654	4,393,457	8,913,509	18,121,623
Change in fair value of derivatives and interest rate derivative amortization	830,142	721,102	249,026	210	(364,969)
Depreciation and amortization expense (Partnership only)	3,514,073	2,840,500	1,478,278	25,605	24,467
Tier 2 Income distributable to the General Partner (1)	(802,909)	(38,336)	(57,830)	(1,062,500)	(3,595,754)
Provision for loan loss	1,696,730	-	-	-	734,000
Loss on bond sale	127,495	-	-	-	-
CAD	$8,708,527	$6,248,920	$6,062,931	$7,876,824	$14,919,367
Weighted average number of units outstanding,
basic and diluted	16,661,969	13,512,928	12,491,490	9,837,928	9,837,928
Net income, basic and diluted, per unit	$0.15	$0.20	$0.34	$0.74	$1.74
Total CAD per unit	$0.52	$0.46	$0.49	$0.80	$1.52
Distributions per unit	$0.5450	$0.5400	$0.5400	$0.5400	$0.8068
(1) As described in Note 3 to the consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent (Tier 2 income) will be distributed 75% to the BUC holders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner. For 2009, Lake Forest generated approximately $45,000, Fairmont Oaks generated approximately $4,300, the early redemption of Woodbridge - Bloomington generated approximately $1.4 million and Woodbridge - Louisville generated approximately $917,000 of Tier 2 income. For 2008, Lake Forest generated approximately $45,000, Fairmont Oaks generated approximately $54,000, and Iona Lakes generated approximately $ 54,000 of Tier 2 income. For 2007, Lake Forest generated approximately $231,000 of Tier 2 income. For 2006, the Northwoods Lake Apartments provided for $4.25 million of Tier 2 income. For 2005, the Clear Lake sale resulted in approximately $14.4 million of Tier 2 income.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

In this Management’s Discussion and Analysis, the “Partnership” refers to America First Tax Exempt Investors, L.P. and Subsidiaries (which own the MF Properties) on a consolidated basis and the “Company” refers to the consolidated financial information of the Partnership and certain entities that own multifamily apartment projects financed with mortgage revenue bonds held by the Partnership that are treated as VIEs.  The Partnership has been determined to be the primary beneficiary of these VIEs and, although it does not hold an equity position in them, therefore must consolidate these entities. The consolidated financial statements of the Company include the accounts of the Partnership, the MF Properties and the VIEs. All transactions and accounts between the Partnership, the MF Properties and the VIEs have been eliminated in consolidation.

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

Variable Interest Entities (“VIEs”)

When the Partnership invests in a tax-exempt mortgage revenue bond which is collateralized by the underlying multifamily property, the Partnership will evaluate the entity which owns the property securing the tax-exempt mortgage revenue bond to determine if it is a VIE as defined by the ASC on consolidations, which is a complex standard that requires significant analysis and judgment. If it is determined that the entity is a VIE, the Partnership will then evaluate if it is the primary beneficiary of such VIE, by determining whether the Partnership will absorb the majority of the VIE’s expected losses, receive a majority of the VIE’s residual returns, or both. If the Partnership determines itself to be the primary beneficiary of the VIE, then the assets, liabilities and financial results of the related multifamily property will be consolidated in the Partnership’s financial statements. If management incorrectly applies the provisions of the ASC on consolidations, the Company might improperly consolidate, or fail to consolidate, an entity.

In June 2009, the FASB issued pre-codification guidance Statement No. 167, Amendments to FASB Interpretation No. 46(R).  This statement was codified into ASC 810, Consolidations, and requires an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlled financial interest in a VIE.  The purpose of the analysis is to identify the primary beneficiary of a VIE as the entity that has (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.  The guidance is effective for fiscal years beginning after November 15, 2009.  The Company is currently evaluating the impact of adoption on the consolidated financial statements.

Investments in Tax-Exempt Mortgage Revenue Bonds and Other Tax-Exempt Bonds

Valuation - As all of the Company’s investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  The Company owns 100% of each of these bonds.  There is no active trading market for the bonds and price quotes for the bonds are not available.  As a result, the Company bases its estimate of fair value of the tax-exempt bonds using discounted cash flow and yield to maturity analyses performed by the management. This calculation methodology encompasses judgment in its application.  If available, management may also consider price quotes on similar bonds or other information from external sources, such as pricing services or broker quotes.  Pricing services, broker quotes and management’s analyses provide indicative pricing only.

As of December 31, 2009 and December 31, 2008, all of the Company’s tax-exempt mortgage revenue bonds were valued using discounted cash flow and yield to maturity analyses performed by management.  Management’s valuation encompasses judgment in its application.  The key assumption in management’s yield to maturity analysis is the range of effective yields on the individual bonds.  At December 31, 2009, the range of effective yields on the individual bonds was 7.0% to 8.2%.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these bonds.  Assuming an immediate 10 percent adverse change in the key assumption, the effective yields on the individual bonds would increase to a range of 7.7% to 9.0% and would result in additional unrealized losses on the bond portfolio of approximately $6.1 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.

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

Review of securities for other-than-temporary impairment – The Company periodically reviews each of its mortgage revenue bonds for impairment.  The Company evaluates whether a decline in the fair value of a security below its amortized cost is other-than-temporary based on a number of factors including:

•	The duration and severity of the decline in fair value,
•	Our intent to hold and the likelihood of the Company being required to sell the security before its value recovers,
•	Adverse conditions specifically related to the security, its collateral, or both,
•	Volatility of the fair value of the security,
•	The likelihood of the issuer being able to make required principal and interest payments,
•	Failure of the issuer to make scheduled interest or principal payments, and
•	Recoveries or additional declines in fair value after the balance sheet date.

While the Company evaluates all available information, it focuses specifically on whether it has the intent to sell the securities prior to the time that their value recovers or until maturity, whether it is likely that the Company will be required to sell the securities before a recovery in value and whether the Company expects to recover the securities’ entire amortized cost basis.  The ability to recover the securities’ entire amortized cost basis is based on the likelihood of the issuer being able to make required principal and interest payments on the security.  The primary source of repayment of the amortized cost is the cash flows produced by the property which serves as the collateral for the bonds.  The Company utilizes a discounted cash flow model for the underlying property and compares the results of the model to the amortized cost basis of the bond.  The model reflects the cash flows expected to be generated by the underlying property over a ten year period, including an assumed property sale at the end of year ten, discounted using the effective interest rate which is equal to the stated rate on the bond as it was purchased at par in accordance with the accounting guidance in ASC 320-10-35-33D.  The inputs to these models require management to make numerous subjective assumptions, the most significant of which include:

•
Revenue and expense projections for the property operations, which result in the estimated net operating income generated over the ten year holding period assumed in the model.  Base year (model year one) assumptions are based on historical financial results and operating budget information.  Base year assumptions are then adjusted for expected changes in occupancy, rental rates and expenses, and

•
The capitalization rate utilized to estimate the sales proceeds from an assumed property sale in year ten of the model.  The capitalization rate used in the current year models was 7.0% which the Partnership believes represents a reasonable market rate for multifamily properties.

The revenue, expense and resulting net operating income projections which are the basis for the discounted cash flow model are based on judgment.  Operating results from a multifamily residential property depends on the rental and occupancy rates of the property and the level of operating expenses.  Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located.  This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans.  In addition, factors such as government regulation, inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

If the discounted cash flows from a property are less than the amortized cost of the bond, we believe that there is a strong indication that the cash flows from the property will not support the payment of the required principle and interest on the bond and, accordingly, the bonds are considered other-than-temporarily impaired.  If an other-than-temporary impairment exists, the amortized cost basis of the mortgage bond is written down to its estimated fair value.  The amount of the write-down representing a credit loss is accounted for as a realized loss on the statement of operations.  The amount of the write-down representing a non-credit loss is recorded to other comprehensive income. The recognition of an other-than-temporary impairment and the potential impairment analysis are subject to a considerable degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the financial statements. If the credit and capital markets deteriorate further or the Company experiences deterioration in the values of its investment portfolio, the Company may incur impairments to its investment portfolio which could negatively impact the Company’s financial condition, cash flows, and reported earnings.

Evaluation of property loans for potential losses – In addition to the tax-exempt mortgage revenue bonds held by the Company, loans have been made to the owners of the some of the properties which secure the bonds.  These loans are collateral dependent with the repayment of the loans being dependent on the cash flows of the underlying property.  The Company periodically evaluates these loans for potential losses by utilizing the practical expedient method of ASC 310-10-35-22.  The Company estimates the fair value of the property and compares the fair value to the outstanding tax-exempt bonds plus any property loans.  The Company utilizes the discounted cash flow model discussed above except that in estimating a property fair value we evaluate a number of different DCF models that contain varying assumptions.   The various models may assume multiple revenue and expense scenarios, various capitalization rates and multiple discount rates.  We may also consider other information such as independent appraisals in estimating a property’s fair value.

If the estimated fair value of the property after deducting the amortized cost basis of the senior tax-exempt mortgage revenue bond exceeds the principal balance of the property loan then no potential loss is indicated and no allowance for loan loss is needed.  If a potential loss is indicated, an allowance for loan loss is recorded against the outstanding loan amount and a loss is realized.  The determination of the need for an allowance for loan loss is subject to considerable judgment.

Revenue recognition - tax-exempt mortgage revenue bonds – Interest on the Partnership's tax-exempt mortgage revenue bonds is payable solely from the net cash flow of the underlying properties and reserve funds, if any, set aside pursuant to the bond documents. These bonds are not the obligations of the state or local housing authorities that issued them and are not backed by any taxing authority. Base interest income on fully performing tax-exempt mortgage revenue bonds is recognized as it is earned. Base interest income on tax-exempt mortgage revenue bonds not fully performing is recognized as it is received. Past due base interest on tax-exempt mortgage revenue bonds, which are or were previously not fully performing, is recognized as it is earned. The Partnership reinstates the accrual of base interest once the tax-exempt mortgage revenue bond’s ability to perform is adequately demonstrated. Contingent interest income, which is only received by the Partnership if the property financed by a tax-exempt mortgage revenue bond that contains a contingent interest provision generates excess available cash flow as set forth in each bond, is recognized when realized or realizable.

Revenue Recognition - investments in real estate - The Partnership’s VIEs and the MF Properties (see Note 6) are lessors of multifamily rental units under leases with terms of one year or less. Rental revenue is recognized, net of rental concessions, on a straight-line method over the related lease term.

Derivative Instruments and Hedging Activities

The Partnership’s investments in interest rate derivative agreements are accounted for under ASC 815-10, Derivatives and Hedging, ("ASC 815-10") which establishes accounting and reporting standards for derivative financial instruments, including certain derivative financial instruments embedded in other contracts, and for hedging activity. The guidance requires the Partnership to recognize all derivatives as either assets or liabilities in its financial statements and record these instruments at their fair values. In order to achieve hedge accounting treatment, derivative instruments must be appropriately designated, documented and proven to be effective as a hedge pursuant to the provisions of ASC 815-10.  The Partnership did not designate its current derivatives as qualifying hedges under ASC 815-10.

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

Purchase Accounting

Pursuant to the ASC on Business Combinations, the Company allocates a portion of the total acquisition cost of a property acquired to leases in existence as of the date of acquisition. The estimated valuation of in-place leases is calculated by applying a risk-adjusted discount rate to the projected cash flow deficit at each property during an assumed lease-up period for these properties. This allocated cost is amortized over the average remaining term of the leases (approximately six to twelve months) and is included in the Statement of Operations under depreciation and amortization expense.

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

On December 31, 2009, the Partnership owned 17 federally tax-exempt mortgage revenue bonds with an aggregate outstanding principal amount of $145.1 million.  These bonds were issued by various state and local housing authorities in order to provide construction and/or permanent financing of 14 multifamily residential apartments containing a total of 2,567 rental units located in the states of Florida, Iowa, South Carolina, Texas, Nebraska, Kansas, Kentucky, Minnesota, and Illinois, one multifamily residential apartment complex under construction in Texas that will contain a total of 76 rental units, and a 142-bed student housing facility in Nebraska.  In each case, the Partnership holds 100% of the bonds issued for these properties.  Each of these mortgage revenue bonds provides for the payment of fixed-rate base interest to the Partnership.  Additionally, six of the bonds also provide for the payment of contingent interest determined by the net cash flow and net capital appreciation of the underlying real estate properties.  As a result, these mortgage revenue bonds provide the Partnership with the potential to participate in future increases in the cash flow generated by the financed properties, either through operations or from their ultimate sale.  Each bond is secured by a first mortgage or deed of trust on the financed apartment property.

As of December 31, 2009, six of the 17 tax-exempt mortgage bonds owned by the Partnership are secured by properties held as VIEs and, therefore, eliminated in consolidation on the Company's financial statements.  These six consolidated VIE multifamily apartment properties contained a total of 1,288 rental units. On December 31, 2008, five consolidated VIE multifamily apartment properties which were reported in continuing operations contained a total of 1,144 rental units and three consolidated VIE multifamily apartment properties reported in discontinued operations contained 620 units.  The properties underlying the eleven non-consolidated tax-exempt mortgage bonds contain a total of 1,497 rental units at December 31, 2009. The properties underlying the nine non-consolidated tax-exempt mortgage bonds contain a total of 1,137 rental units at December 31, 2008.

To facilitate its investment strategy of acquiring additional tax exempt mortgage bonds secured by multifamily apartment properties, the Partnership may acquire ownership positions in apartment properties (“MF Properties”), in order to ultimately restructure the property ownership through a sale of the MF Properties.  The Partnership expects each of these MF Properties to eventually be sold to a not-for-profit entity or in connection with a syndication of Low Income Housing Tax Credits (“LIHTCs”) under Section 42 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).  The Partnership expects to acquire tax-exempt mortgage revenue bonds issued to provide debt financing for these properties at the time the property ownership is restructured. The Partnership expects to provide the tax-exempt mortgage revenue bonds to the new property owners as part of the restructuring.   Such restructurings will generally be expected to be initiated within 36 months of the Partnership’s investment in an MF Property and will often coincide with the expiration of the compliance period relating to LIHTCs previously issued with respect to the MF Property.  The Partnership will not acquire LIHTCs in connection with these transactions. As of December 31, 2009, the Partnership’s wholly-owned subsidiaries held limited partnership interests in nine entities that own MF Properties containing a total of 964 rental units.  Until the Partnership restructures the property ownership as described above, the MF Properties operating goal is similar to that of the VIEs as described below.

Ten of the 16 properties which collateralize the bonds owned by the Partnership and all of the MF Properties are managed by America First Properties Management Company (“Properties Management”), an affiliate of the Partnership.  Management believes that this relationship provides greater insight and understanding of the underlying property operations and their ability to meet debt service requirements to the Partnership.  The properties not currently managed by Properties Management are Bella Vista Apartments, Brookstone Apartments, Runnymede Apartments, Bridle Ridge, South Park Ranch Apartments and Woodlynn Village.

The disruptions in domestic and international financial markets, and the resulting restrictions on the availability of debt financing that has prevailed since 2008, has, in our view, created potential investment opportunities for the Partnership.  Many participants in the multifamily housing debt sector have either reduced their participation in the market or are being forced to liquidate some or all of their existing portfolio investments in order to meet their liquidity needs.  We believe this is creating opportunities to acquire existing tax-exempt bonds from distressed holders at attractive yields.  The Partnership continues to evaluate potential investments in bonds which are available on the secondary market.  We believe many of these bonds will meet our investment criteria and that we have a unique ability to analyze and close on these opportunities while maintaining our ability and willingness to also participate in primary market transactions.

Current credit and real estate market conditions also create opportunities to acquire quality MF Properties from distressed owners and lenders.  Our ability to restructure existing debt together with the ability to improve the operations of the apartment properties through our affiliated property management company can position these MF Properties for an eventual financing with tax-exempt mortgage revenue bonds meeting our investment criteria and that will be supported by a valuable and well-run apartment property.  We believe we can selectively acquire MF Properties, restructure debt and improve operations in order to create value to our unitholders in the form of a strong tax-exempt bond investment.

On the other hand, market and economic conditions may limit our ability to access additional, or renew existing, debt financing that the Partnership uses to partially finance its investment portfolio or otherwise meet its liquidity requirements.  The inability to access or renew existing debt financing may result in adverse effects on our financial condition and results of operations.  There can be no assurance that we will be able to finance additional acquisitions of tax-exempt bonds through either additional equity or debt financing.  Although the consequences of market and economic conditions and their impact on our ability to pursue our plan to grow through investments in additional tax-exempt housing bonds are not fully known, we do not anticipate that our existing assets will be adversely affected in the long-term.  In addition, the current negative economic conditions, high levels of unemployment, lack of job growth, low home mortgage interest rates and tax incentives provided to first time homebuyers have had a negative effect on some of the apartment properties which collateralize our tax-exempt bond investments and our MF Properties in the form of declining occupancy.  Overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents and non-revenue units such as model units and employee units) of the apartment properties that the Partnership has financed with tax-exempt mortgage revenue bonds was approximately 84% for 2009 compared to 83% during 2008.  Overall economic occupancy of the MF Properties was 83% for 2009 compared to 88% during 2008.  Although these issues may continue to negatively affect property operations and profitability in the short-term, we do not expect that long-term property operations will be significantly affected.

Discussion of the Apartment Properties securing the Partnership Bond Holdings and MF Properties as of December 31, 2009

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

			Number of Units	Percentage of Occupied Units as of December 31,		Economic Occupancy (1) for
		Number				the period ended December 31,
Property Name	Location	of Units	Occupied	2009	2008	2009	2008

Non-Consolidated Properties
Bella Vista Apartments	Gainesville, TX	144	129	90%	98%	94%	94%
Bridle Ridge Apartments	Greer, SC	152	132	87%	89%	81%	82%
Brookstone Apartments	Wakegan, IL	168	156	93%	n/a	90%	n/a
Clarkson College	Omaha, NE	142	104	73%	73%	73%	71%
Gardens of DeCordova (4)	Granbury, TX	76	n/a	n/a	n/a	n/a	n/a
Gardens of Weatherford (2)	Weatherford, TX	76	n/a	n/a	n/a	n/a	n/a
Runnymede Apartments	Austin, TX	252	240	95%	96%	96%	68%
Southpark Ranch Apartments (3)	Austin, TX	192	179	93%	n/a	90%	n/a
Woodland Park (4)	Topeka, KS	236	n/a	n/a	n/a	n/a	n/a
Woodlynn Village	Maplewood, MN	59	56	95%	92%	100%	92%
		1,497	996	90%	90%	90%	77%

VIEs
Ashley Square Apartments	Des Moines, IA	144	124	86%	100%	92%	88%
Bent Tree Apartments	Columbia, SC	232	224	97%	95%	79%	85%
Cross Creek Apartments (4)	Beaufort, SC	144	n/a	n/a	n/a	n/a	n/a
Fairmont Oaks Apartments	Gainsville, FL	178	160	90%	93%	83%	91%
Iona Lakes Apartments	Ft. Myers, FL	350	289	83%	81%	62%	66%
Lake Forest Apartments	Daytona Beach, FL	240	213	89%	92%	79%	94%
		1,288	1010	88%	90%	75%	81%

MF Properties
Churchland	Chesapeake, VA	124	121	98%	87%	90%	84%
Crescent Village	Cincinnati, OH	90	80	89%	83%	85%	85%
Eagle Ridge	Erlanger, KY	64	55	86%	84%	74%	81%
Glynn Place	Brunswick, GA	128	81	63%	85%	68%	91%
Greens of Pine Glen (3)	Durham, NC	168	151	90%	n/a	89%	n/a
Meadowview	Highland Heights, KY	118	91	77%	88%	81%	92%
Postwoods I	Reynoldsburg, OH	92	81	88%	92%	85%	90%
Postwoods II	Reynoldsburg, OH	88	78	89%	97%	88%	91%
Willow Bend	Columbus (Hilliard), OH	92	87	95%	91%	89%	89%
		964	825	86%	88%	83%	88%
(1) Economic occupancy is presented for the twelve months ended December 31, 2009 and 2008, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented, therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(2)This property is still under construction as of December 31, 2009, and therefore has no occupancy data.
(3) Previous period occupancy numbers are not available, as this is a new investment.
(4) Construction on these properties has been completed and the properties are in a lease up and stabilization period. As of December 31, 2009, Cross Creek as leased 120 of a total of 144 units, Gardens of Decordova has leased 31 of a total of 76 units and Woodland Park has leased 116 of a total of 236 units.

Non-Consolidated Properties

The owners of the following properties do not meet the definition of a VIE and, as a result, the Company does not report the assets, liabilities and results of operations of these properties on a consolidated basis.

Bella Vista – Bella Vista Apartments is located in Gainesville, Texas and contains 144 units.  The tax-exempt mortgage revenue bonds owned by the Partnership are private activity housing bonds issued in conjunction with the syndication of LIHTCs.  The bonds have an outstanding principal amount of $6.7 million and have a base interest rate of 6.15% per annum.  The bonds do not contain participation interests.  Bella Vista’s operations resulted in net operating income of $517,000 and $578,000 before payment of debt service on net revenue of approximately $1.0 million and $1.1 million in 2009 and 2008 respectively. The decrease in net operating income is due to an increase in utilities expense. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2009.

Bridle Ridge – Bridle Ridge Apartments is located in Greer, South Carolina and contains 152 units.  The tax-exempt mortgage revenue bonds owned by the Partnership are private activity housing bonds issued in conjunction with the syndication of LIHTCs.  The bonds have an outstanding principal amount of $7.9 million and have a base interest rate of 6.0% per annum.  The bonds do not contain participation interests. February 2008 was the first full month of operations at Bridle Ridge.  Bridle Ridge’s operations resulted in net operating income of approximately $614,000 and $752,000 before payment of bond debt service on net revenue of approximately $991,000 and $1.1 million in 2009 and 2008, respectively. The decrease in net operating income is due to a decrease in economic occupancy, and increases in advertising expense, management fees, and property insurance expense. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2009.

Brookstone - Brookstone Apartments is located in Waukegan, Illinois and contains 168 units.  The tax-exempt mortgage revenue bonds owned by the Partnership are private activity housing bonds issued in conjunction with the syndication of LIHTCs.  The bonds have an outstanding principal amount of $9.6 million and have a base interest rate of 5.45% per annum.  The bonds do not contain participation interests. These bonds were purchased in October 2009.  Brookstone’s operations resulted in net operating income of $895,000 before payment of bond debt service on net revenue of approximately $1.3 million in 2009. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2009.

Clarkson College – Clarkson College is a 142 bed student housing facility located in Omaha, Nebraska.  The tax-exempt mortgage revenue bonds owned by the Partnership were issued under Section 145 of the Internal Revenue Code by a not-for-profit entity qualified under Section 501(c)(3) of the Internal Revenue Code.  The bonds have an outstanding principal amount of $6.0 million and have a base interest rate of 6.0% per annum.  The bonds also contain a participation interest in any excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bonds accrue contingent interest at a rate of 1.25% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the property has not paid any contingent interest and the Partnership has not recognized any contingent interest income related to this bond.  Clarkson College’s operations resulted in net operating income of $409,000 and $432,000 before payment of bond debt service on net revenue of approximately $625,000 and $623,000 in 2009 and 2008, respectively.  This decrease in net operating income is due to an increase in repair and maintenance expenses. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2009.

Runnymede Apartments – Runnymede Apartments is located in Austin, Texas and contains 252 units. The tax-exempt mortgage revenue bonds owned by the Partnership are private activity housing bonds issued in conjunction with the syndication of LIHTCs.  The bonds have an outstanding principal amount of $10.8 million and have a base interest rate of 6.00%.  The bonds do not contain participation interests. Runnymede’s operations resulted in net operating income of $883,000 and $209,000 before payment of bond debt service on net revenue of approximately $2.0 million and $1.5 million in 2009 and 2008 respectively.  The improvement from 2008 is the result of increased economic occupancy along with a decrease in temporary employment services and utility expenses.  The property is current on principal and interest payments on the Partnership's bond as of December 31, 2009.

South Park Ranch Apartments - South Park Ranch Apartments is located in Austin, Texas and contains 192 units.  The tax-exempt mortgage revenue bonds owned by the Partnership are private activity housing bonds issued in conjunction with the syndication of LIHTCs.  The bonds have an outstanding principal amount of $14.2 million and have a base interest rate of 6.13% per annum.  The bonds do not contain participation interests.  These bonds were purchased in August 2009.  Southpark’s operations resulted in net operating income of $1.2 million before payment of bond debt service on net revenue of approximately $1.8 million in 2009.  The property is current on principal and interest payments on the Partnership's bond as of December 31, 2009.

Woodlynn Village – Woodlynn Village is located in Maplewood, Minnesota and contains 59 units.  The tax-exempt mortgage revenue bonds owned by the Partnership are private activity housing bonds issued in conjunction with the syndication of LIHTCs.  The bonds have an outstanding principal amount of $4.6 million and have a base interest rate of 6.0% per annum.  The bonds do not contain participation interests. March 2008 was the first full month of operations at Woodlynn Village.  Woodlynn Village’s operations resulted in net operating income of $401,000 and $330,000 before payment of bond debt service on net revenue of approximately $578,000 and $529,000 in 2009 and 2008 respectively.  The increase from 2008 to 2009 is due primarily to including a full year of operating results from this property in 2009 compared to ten months operating results in 2008. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2009.

As of December 31, 2009, based on an accumulation of individual circumstances, the Partnership has identified three tax-exempt mortgage revenue bonds for which certain actions may be necessary to protect the Partnership’s position as a secured bondholder and lender.  These bonds are Woodland Park, The Gardens of DeCordova and The Gardens of Weatherford.  As of December 31, 2009, Woodland Park owes the Partnership approximately $15.7 million under tax-exempt bonds and $700,000 under taxable loans, the Gardens of DeCordova owes the Partnership approximately $4.9 million under tax-exempt bonds and $315,000 under taxable loans and the Gardens of Weatherford owes the Partnership approximately $4.7 million under tax-exempt bonds and $335,000 under taxable loans.  As of December 31, 2009, each of these properties was current with its bond debt service to the Partnership.  The following is a discussion of the circumstances related to each of these bonds.

Woodland Park.  The construction of Woodland Park was completed in November 2008 and lease-up continues, however, the property has not yet reached stabilization which is defined in the bond documents as the generation of a 1.15:1 debt service coverage ratio for six straight months.  As result of the failure to reach stabilization, the bond is in technical default.  As of December 31, 2009 and February 28, 2010, the property had 116 units leased out of total available units of 236, or 49% physical occupancy.  This affordable housing project has 100% of its units set aside for tenants that make less than 60% of the area median income.  The Partnership believes that this 100% set aside of units for affordable tenants is the most significant issue in the slow lease-up of the property and that stabilization could be achieved more quickly if the set aside of affordable units is lowered, thereby removing the income restriction from prospective tenants for a portion of the available units.  The Partnership has requested that the property owner change the set aside of units for affordable tenants to 75% thereby allowing 59 units to be rented to “market rate” tenants.  Additionally, the Partnership has verbally notified the property owner of its expectation that any shortfalls in debt service resulting from the slow lease-up of the property will be funded through additional capital contributions, although they are not contractually required to do so.  The Partnership will continue to monitor this property closely and work with the property owner to ensure bond debt service is maintained.  The property makes semi-annual debt service payments to the Partnership.  The next debt service payment is scheduled for May 1, 2010.  Should the property be unable to make this payment the Partnership expects to issue a Notice of Default through the bond trustee and to begin foreclosure procedures.

The Gardens of DeCordova.  The construction of The Gardens of DeCordova was completed in April 2009 and lease-up continues, however, the property has not yet reached stabilization which is defined in the bond documents as the generation of a 1.15:1 debt service coverage ratio for six straight months.  As result of the failure to reach stabilization, the bond is in technical default.  As of December 31, 2009, the property had 31 units leased out of total available units of 76, or 41% physical occupancy.  As of February 28, 2010, the property had 32 units leased out of total available units of 76, or 42% physical occupancy.   This property is a senior (55+) affordable housing project located in Granbury, Texas in the Dallas-Fort Worth area.  The Partnership believes the most significant issue in the slow lease-up of the property is the current single family housing market in the Dallas-Fort Worth area.  Many potential tenants must first sell their existing home before they are able to move into a rental unit.  In September 2009, the Partnership was notified by the tax credit limited partner of the owner of The Gardens of DeCordova of its intent to withdraw from the limited partnership.  In January 2010, the Partnership concluded its best course of action for the removal of the current limited partner was to issue a Notice of Default through the bond trustee and to begin foreclosure procedures.  Such notice was issued in February 2010 and the foreclosure was completed in March 2010.  Through this process the Partnership has effectively removed the limited partner which will allow the property owner to “re-syndicate” the LIHTCs to a new limited partner thereby providing additional capital to the project.  The underwriting estimate of LIHTCs to be generated by this property that would be available for “re-syndication” is approximately $2.8 million.  The syndication of the LIHTCs, at an amount less than the gross credits generated, would provide additional capital for the project in the form of new limited partner equity.  The Partnership believes that, if this can be accomplished, such new equity would be sufficient to allow for the current bonds to remain in place and operations be funded through an extended lease-up period.  Until such time as new ownership is in place and additional capital is contributed, the full impact of these developments will not be known.

The Gardens of Weatherford.  The Gardens of Weatherford Apartments is currently under construction in Weatherford, Texas and will contain 76 units upon completion.  This property is a senior (55+) affordable housing project located in Weatherford, Texas in the Dallas-Fort Worth area.  At this time infrastructure construction activities have been substantially completed but no construction has begun on the actual apartment buildings.  As result of the failure to complete construction, the bond is in technical default.  Construction was significantly delayed due to numerous zoning, planning and design issues encountered in the building permit application process.  In September 2009, the Partnership was notified by the tax credit limited partner of the owner of The Gardens of Weatherford of its intent to withdraw from the limited partnership.  While approximately $2.0 million remains on deposit with the bond trustee for the Gardens of Weatherford, such funds are insufficient to complete construction of the project or to pay the outstanding principal on the bonds should the project not be constructed.  In January 2010, the Partnership concluded its best course of action for the removal of the current limited partner was to issue a Notice of Default through the bond trustee and to begin foreclosure procedures.  Such notice was issued in February 2010 and the foreclosure was completed in March 2010.  Through this process the Partnership has effectively removed the limited partner which will allow the property owner to recapitalize the property by pursuing an alternative plan of financing.  Specifically, the Partnership has worked with the general partner of the owner to identify available Tax Credit Assistance Program (“TCAP”) funding through application to the Texas Department of Housing and Community Affairs (“TDHCA”). A TCAP Written Agreement with TDHCA has been entered into which commits TCAP funds to the project and final approval of the funding was received from the TDHCA board in March 2010.  The Partnership believes that the TCAP funding will be sufficient to allow for the current bonds to remain in place, construction to be complete and operations to be funded through an extended lease-up period.  Formal agreements must still be finalized before such funds are available to the project.  Formal agreements are expected to be completed and funding available prior to the end of the second quarter of 2010.

The Partnership has evaluated these bond holdings, as part of the evaluation of its entire investment portfolio, for an other-than-temporary decline in value as of December 31, 2009 (see Footnote 2 to the Company's Consolidated Financial Statements in Item 8 of this report for discussion of our impairment testing method).  Based on this evaluation, the Partnership has concluded that no other-than-temporary impairment of these bonds existed at December 31, 2009.

Our ability to recover the tax-exempt mortgage revenue bonds entire amortized cost basis is dependent upon the issuer being able to meet debt service requirements.  The primary source of repayment is the cash flows produced by the property which serves as the collateral for the bonds.  The Company utilizes a discounted cash flow model for the underlying property and compares the results of the model to the amortized cost basis of the bond.  If the discounted cash flows from a property are less than the amortized cost of the bond, we believe that there is a strong indication that the cash flows from the property will not support the payment of the required principle and interest on the bond and, accordingly, the bonds are considered other-than-temporarily impaired.  These models reflect the cash flows expected to be generated by the underlying properties over a ten year period, including an assumed property sale at the end of year ten, discounted using the effective interest rate which is equal to the stated rate on the bonds as they were purchased at par in accordance with the accounting guidance in ASC 320-10-35-33D.  The inputs to these models require management to make assumptions the most significant of which include:

•
Revenue and expense projections for the property operations, which result in the estimated net operating income generated over the ten year holding period assumed in the model.  Base year (model year one) assumptions are based on historical financial results and operating budget information.  Base year assumptions are then adjusted for expected changes in occupancy, rental rates and expenses., and

•
The capitalization rate utilized to estimate the sales proceeds from an assumed property sale in year ten of the model.  The capitalization rate used in the current year models was 7.0% which the Partnership believes represents a reasonable market rate for multifamily properties.

The revenue, expense and resulting net operating income projections which are the basis for the discounted cash flow model are based on judgment.  Operating results from a multifamily residential property depends on the rental and occupancy rates of the property and the level of operating expenses.  Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located.  This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans.  In addition, factors such as government regulation, inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

The various revenue and expense projections for each of the three property operations are summarized as follows:

•
Woodland Park – Revenue and expenses for model year one (2010) are equal to the property budget.  Budgeted revenues of approximately $1.3 million are based on a budgeted average occupancy of 68%.  Budgeted expenses are approximately $800,000.  Revenues are projected to grow over the ten years in the model to approximately $2.2 million in year ten based on average annual rental increases of 2% and an average occupancy increasing over time to 93%.  Expenses are projected to grow to approximately $1.0 million in year ten based on average annual increases of 2.5%.

•
The Gardens of DeCordova - Revenue and expenses for model year one (2010) are equal to the property budget.  Budgeted revenues of approximately $500,000 are based on a budgeted average occupancy of 65%.  Budgeted expenses are approximately $325,000.  Revenues are projected to grow over the ten years in the model to approximately $725,000 in year ten based on average annual rental increases of 2% and an average occupancy increasing over time to 93%.  Expenses are projected to grow to approximately $315,000 in year ten based on average annual increases of 2.5%.

•
The Gardens of Weatherford - Revenue and expenses included in the valuation model are based on pro-forma financial statements completed for the project finance underwriting.  Because the property is under construction, no cash flow is projected for model year one (2010).  Model year two is projected as the first year of property operations.  Model year two revenues are projected to be approximately $300,000 based on a projected average occupancy of 40%.  Projected expenses are approximately $235,000.  Revenues are projected to grow to approximately $775,000 in year ten based on average annual rental increases of 2% and an average occupancy increasing over time to 93%.  Expenses are projected to grow to approximately $305,000 in year ten based on average annual increases of 2.5%.

In addition to the tax-exempt mortgage revenue bonds held by the Company, taxable loans have been made to the owners of these properties.  The Partnership has evaluated these taxable property loans for potential impairment as of December 31, 2009 (see Footnote 2 to the Company's Consolidated Financial Statements in Item 8 of this report for discussion of our impairment testing method).  The repayment of these loans is dependent largely on the value of the property which collateralizes the loan.  The Company periodically evaluates these loans for potential losses by estimating the fair value of the property which collateralizes the loans.  The Company utilizes the discounted cash flow model discussed above except that in estimating a property fair value we consider a number of different DCF models that contain varying assumptions.   The various models may assume multiple revenue and expense scenarios, various capitalization rates and multiple discount rates.  We may also consider other information such as independent appraisals in estimating a property fair value.  If the estimated fair value of the property after deducting the amortized cost basis of the senior tax-exempt mortgage revenue bond exceeds the principal balance of the property loan then no potential loss is indicated and no allowance for loan loss is needed.

In estimating the property valuation for the current year, the most significant assumptions utilized in the discounted cash flow models were the same as discussed above except that the specific discount rate used to estimate the property valuation in the current year models was 7.0% which the Partnership believes represents a rate at which a multifamily property could obtain current tax-exempt financing similar to the current existing outstanding bonds.  In addition to the discounted cash flow models utilized to estimate the property valuation, the Company obtained independent appraisals for these properties.  Based on the results of the discounted cash flow models and an evaluation of the appraisals, the Partnership has estimated the property value for the three properties collateralizing the tax-exempt mortgage revenue bonds and the taxable loans as follows:

•	Woodland Park - $15.7 million,
•	The Gardens of DeCordova - $5.3 million, and
•	The Gardens of Weatherford - $5.3 million.

Based on these estimated property valuations and after subtracting the amortized cost of the tax-exempt bonds, the Partnership has concluded that no impairment of the taxable loans made to The Gardens of DeCordova and The Gardens of Weatherford existed, however, an allowance for loan loss of approximately $700,000 was recorded to reserve for the entire taxable loan balance due from Woodland Park.  The Partnership will continue to monitor these investments for changes in circumstances that might warrant an impairment charge.

VIEs – Continuing Operations

The owners of the following properties have been determined to meet the definition of a VIE and the Partnership has been determined to be the Primary Beneficiary. As a result, the Company reports the assets, liabilities and results of operations of these properties on a consolidated basis.

Ashley Square - Ashley Square Apartments is located in Des Moines, Iowa and contains 144 units.  The tax-exempt mortgage revenue bonds owned by the Partnership are traditional “80/20” bonds issued prior to the Tax Reform Act of 1986.  These bonds require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size.  The bonds have an outstanding principal amount of $6.5 million and have a base interest rate of 7.5% per annum.  The bonds also contain a participation interest in any excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bond accrues contingent interest at a rate of 3.0% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the property has not paid any contingent interest and the Partnership has not recognized any contingent interest income related to this bond. However, the property is current on the payment of principal and base interest on the Partnership's bond as of December 31, 2009. Ashley Square’s operations resulted in net operating income of $358,000 and $302,000 before payment of bond debt service on net revenue of approximately $1.2 million and $1.2 million in 2009 and 2008, respectively.  The improvement in net operating income from 2008 is primarily the result of decreases in administrative expenses.

Bent Tree – Bent Tree Apartments is located in Columbia, South Carolina and contains 232 units.  The tax-exempt mortgage revenue bonds owned by the Partnership are traditional “80/20” bonds issued prior to the Tax Reform Act of 1986.  These bonds require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size.  The bonds have an outstanding principal amount of $11.1 million and have a base interest rate of 7.1% per annum.  The bonds also contain a participation interest in any excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bond accrues contingent interest at a rate of 1.9% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the property has not paid any contingent interest and the Partnership has not recognized any contingent interest income related to this bond. However, the property is current on the payment of principal and base interest on the Partnership's bond as of December 31, 2009. Bent Tree’s operations resulted in net operating income of $531,000 and $641,000 before payment of bond debt service on net revenue of approximately $1.5 million and $1.6 million in 2009 and 2008, respectively.  The decrease in net operating income is a result of decreased economic occupancy and increased utilities and repair and maintenance expenses.

Cross Creek - Cross Creek Apartments is located in Beaufort, South Carolina and contains 144 units.  The bonds have outstanding principal amount of $8.9 million and have a base interest rate of 6.15% per annum. The Cross Creek bonds were acquired in April 2009.  At that time the project was not completed and was vacant.  The Company has made a $1.7 million taxable loan to the property owner to allow for the completion of construction, lease up and stabilization of the property and the payment of bond debt service.  Cross Creek Apartments has leased 120 of the 144 units since June 2009.  Construction of Cross Creek was completed in November 2009.  Cross Creek’s operations resulted in net operating loss of $140,000 before payment of bond debt service on net revenue of approximately $248,000.  The property is current on the payment of principal and base interest on the Partnership's bond as of December 31, 2009.

Fairmont Oaks - Fairmont Oaks Apartments is located in Gainesville, Florida and contains 178 units.  The tax-exempt mortgage revenue bonds owned by the Partnership are traditional “80/20” bonds issued prior to the Tax Reform Act of 1986.  These bonds require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size.  The bonds have an outstanding principal amount of $7.7 million and have a base interest rate of 6.3% per annum.  The bonds also contain a participation interest in any excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bond accrues contingent interest at a rate of 2.2% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the Partnership has realized $58,000 in contingent interest income related to this bond.  The property is current on the payment of principal and base interest on the Partnership's bond as of December 31, 2009. Fairmont Oak’s operations resulted in net operating income of $715,000 and $750,000 before payment of bond debt service on net revenue of approximately $1.5 million and $1.6 million in 2009 and 2008, respectively.  The decrease in net operating income is the result of lower economic occupancy.

Iona Lakes - Iona Lakes Apartments is located in Fort Myers, Florida and contains 350 units.  The tax-exempt mortgage revenue bonds owned by the Partnership are traditional “80/20” bonds issued prior to the Tax Reform Act of 1986.  These bonds require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size.  The bonds have an outstanding principal amount of $16.1 million and have a base interest rate of 6.9% per annum.  The bonds also contain a participation interest in any excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bond accrues contingent interest at a rate of 2.6% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the Partnership has realized $54,000 contingent interest income related to this bond.  The property is current on the payment of principal and base interest on the Partnership's bond as of December 31, 2009. Iona Lake’s operations resulted in net operating income of $804,000 and $933,000 before payment of bond debt service on net revenue of approximately $2.3 million and $2.5 million in 2009 and 2008, respectively.  The decrease in net operating income was a result of a decrease in economic occupancy as well as increased costs to repair and maintenance expenses.

Lake Forest - Lake Forest Apartments is located in Daytona Beach, Florida and contains 240 units.  The tax-exempt mortgage revenue bonds owned by the Partnership are traditional “80/20” bonds issued prior to the Tax Reform Act of 1986.  These bonds require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size.  The bonds have an outstanding principal amount of $10.0 million and have a base interest rate of 6.9% per annum.  The bonds also contain a participation interest in any excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bond accrues contingent interest at a rate of 1.6% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the Partnership has realized approximately $321,000 of contingent interest income related to this bond.  However, the property is current on the payment of principal and base interest on the Partnership's bond as of December 31, 2009. Lake Forest’s operations resulted in net operating income of $723,000 and $950,000 before payment of bond debt service on net revenue of approximately $1.8 million and $2.1 million in 2009 and 2008, respectively.  The decrease in net operating income is a result of decreased economic occupancy and an increase in salaries expense.

MF Properties

The Partnership holds an indirect 99% interest in the owners of each of the following properties. These properties are encumbered by mortgage loans with an aggregate principal balance of $30.1 million at December 31, 2009. There are no tax-exempt bonds currently secured by these properties. The Company reports the assets, liabilities and results of operations of these properties on a consolidated basis.

Commons at Churchland – Commons at Churchland is located in Chesapeake, Virginia and contains 124 units and was acquired in August, 2008. The consolidation of Commons at Churchland’s operations resulted in the recognition by the Company of approximately $552,000 and $158,000 in net operating income on revenue of $1.0 million and $321,000 during 2009 and 2008 respectively. The increase in net operating income is primarily due to including a full year of operating results from this property in 2009 compared to five months operating results in 2008.

Crescent Village – Crescent Village Townhomes is located in Cincinnati, Ohio and contains 90 units and was acquired in July 2007.  The consolidation of Crescent Village’s operations resulted in recognition by the Company of net operating income of $366,000 and $340,000 on net revenue of approximately $749,000 and $731,000 in 2009 and 2008, respectively.  The increase in net operating income is the result of increased occupancy along with a decrease in utility and salary expenses.

Eagle Ridge – Eagle Ridge Townhomes is located in Erlanger, Kentucky and contains 64 units and was acquired in July 2007.  The consolidation of Eagle Ridge’s operations resulted in recognition by the Company of net operating income of $121,000 and $181,000 on net revenue of approximately $427,000 and $455,000 in 2009 and 2008, respectively.  The decrease in net operating income is the result of decreased economic occupancy and increased salary expenses.

Glynn Place – Glynn Place Apartments is located in Brunswick, Georgia and contains 128 units and was acquired in October 2008. The consolidation of Glynn Place Apartment’s operations resulted in the recognition by the Company of approximately $231,000 and $81,000 of net operating income on revenue of $734,000 and $166,000 during 2009 and 2008 respectively. The increase in net operating income is due primarily to including a full year of operating results from this property in 2009 compared to three months operating results in 2008.

Greens of Pine Glen – Greens of Pine Glen Apartments is located in Durham, North Carolina and contains 168 units and was acquired in February 2009. The consolidation of Greens of Pine Glen Apartment’s operations resulted in the recognition by the Company of approximately $289,000 of net operating income on revenue of $1.1 million during 2009.

Meadowview – Meadowview Apartments is located in Highland Heights, Kentucky and contains 118 units and was acquired in July 2007. The consolidation of Meadowview’s operations resulted in recognition by the Company of net operating income of $355,000 and $488,000 on net revenue of approximately $819,000 and $909,000 in 2009 and 2008 respectively.  The decrease in net operating income is the result of decreased economic occupancy and increased salary expenses.

Postwoods I –   Postwoods Townhomes is located in Reynoldsburg, Ohio and contains 92 units and was acquired in July 2007. The consolidation of Postwoods I’s operations resulted in the recognition by the Company of net operating income of $351,000 and $408,000 on net revenue of approximately $739,000 and $761,000 in 2009 and 2008 respectively.  The decrease in net operating income is a result of decreased economic occupancy and an increase in real estate taxes

Postwoods II – Postwoods Townhomes is located in Reynoldsburg, Ohio and contains 88 units and was acquired in July 2007. As a result, the financial statements of this property have been consolidated with those of the Company since that time.  The consolidation of Postwoods II’s operations resulted in the recognition by the Partnership of net operating income of $333,000 and $382,000 on net revenue of approximately $679,000 and $682,000 in 2009 and 2008 respectively.  The decrease in net operating income is a result of decreased economic occupancy and an increase in real estate taxes.

Willow Bend – Willow Bend Townhomes is located in Columbus (Hilliard), Ohio and contains 92 units and was acquired in July 2007. The consolidation of Willow Bend’s operations resulted in recognition by the Company of net operating income of $343,000 and $408,000 on net revenue of approximately $795,000 and $763,000 in 2009 and 2008, respectively.  The increase in net revenue is the result of increased occupancy.  The decrease in net operating income is the result of increased real estate taxes.

Results of Operations

The Consolidated Company

The tables below compare the results of operations for the Company for 2009, 2008, and 2007:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	Dec. 31, 2009	Dec. 31, 2008	Dec. 31, 2007
Revenues:
Property revenues	$15,667,053	$13,773,801	$11,208,209
Mortgage revenue bond investment income	4,253,164	4,230,205	3,227,254
Gain on sale of assets held for sale	862,865	-	-
Loss on sale of security	-	(68,218)	-
Other interest income	106,082	150,786	751,797
Total Revenues	20,889,164	18,086,574	15,187,260

Expenses:
Real estate operating (exclusive of items shown below)	10,127,657	8,872,219	7,299,257
Provison for loan loss	1,401,731	-	-
Depreciation and amortization	6,067,330	4,987,417	3,611,249
Interest	4,202,126	4,106,072	2,595,616
General and administrative	1,997,661	1,808,459	1,577,551
Total Expenses	23,796,505	19,774,167	15,083,673

Income (loss) from continuing operations	(2,907,341)	(1,687,593)	103,587
Income from discontinued operations	26,734,754	646,989	824,249
Net income (loss)	23,827,413	(1,040,604)	927,836
Less: net loss attributable to noncontrolling interest	11,540	9,364	13,030
Net income (loss) - America First Tax Exempt Investors, L. P.	$23,838,953	$(1,031,240)	$940,866

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Property Revenues.  Property revenues of the Company consist of those of the MF Properties as well as the six VIEs treated as continuing operations during the periods.  Property revenues increased approximately $1.9 million for the year ended December 31, 2009 compared to the year ended December 31, 2008.  Approximately $2.3 million is attributable to the acquisition of the Commons at Churchland and Glynn Place Apartments acquired in the second half of 2008 and The Greens of Pine Glenn, acquired in the first quarter of 2009. Property revenues for the VIEs reported a net decrease of approximately $317,000 due to reduced occupancy at existing VIEs offset by approximately $248,000 of increased revenues from a new VIE, Cross Creek Apartments, acquired in the second quarter 2009. The remaining decrease in Property revenues is the result of a decline in Economic Occupancy at the MF Properties.  Annual net rental revenues per unit related to the MF Properties decreased to $7,119 per unit in 2009 from $7,667 in 2008.  The annual net rental revenues per unit related to the VIEs decreased to approximately $6,216 in 2009 from approximately $7,664 in 2008.

Mortgage revenue bond investment income.  Mortgage revenue bond investment income of the Company consists of the interest income earned only on the mortgage revenue bonds that were not issued to finance properties owned by VIEs.  Mortgage revenue bond investment income was flat year over year due to offsetting factors.  Income from three new bond investments acquired in 2009 was approximately $500,000.  Offsetting this increase was a decrease in interest income resulting from the disposal of two bond investments plus the foreclosure of the Prairiebrook bond in 2008.

 Gain on sale of asset held for sale. In September 2009, the Company sold the Oak Grove Commons apartments, an asset held for sale, to an unaffiliated party for $3.75 million.  After the deduction of selling expenses, commissions and cash advances made to the property, the Company realized a taxable gain of approximately $863,000 from the sale.

Loss on sale of securities. The Chandler Creek and Deerfield bonds were sold in 2008 for par value plus accrued interest. The loss resulted from the write off of unamortized deferred financing costs related to the bonds.

Other interest income.  Other interest income represents interest earned on cash and cash equivalents. Although cash and cash equivalents average outstanding balances were greater during 2009, the decrease in interest income is attributable to significantly lower interest rates earned during 2009 as compared to 2008.

Real estate operating expenses.  Real estate operating expenses increased approximately $1.2 million during 2009 as compared to 2008. Approximately $1.5 million of the increase is attributable to the acquisition of three MF Properties, the Commons at Churchland and Glynn Place Apartments acquired in the second half of 2008 and The Greens of Pine Glenn, acquired in the first quarter of 2009. In addition, Cross Creek Apartments, a consolidated VIE, acquired during the second quarter of 2009, contributed approximately $410,000 of additional real estate operating expenses. Offsetting these increases was a net decrease of approximately $770,000 in VIE real estate operating expenses mainly from decreased repairs, maintenance and supplies expenses.

    Provision for loan loss.  The Company periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment.  The value of the underlying property assets is ultimately the most relevant measure of value to support the investment carrying values.  Investments tested for impairment include all fixed assets, bond investments and taxable loans made to various properties and other amounts due to the Company.  Such evaluation is based on cash flow and discounted cash flow models.  The Company concluded that there was no impairment of fixed assets or bond investments as of December 31, 2009.  This evaluation did determine that a portion of the taxable property loans was potentially impaired and that an additional allowance for bad debt should be recorded.  An allowance for bad debt and associated provision for loan loss of approximately $700,000 was recorded against the Woodland Park taxable loan.  Additionally, in May 2008, the Company filed a petition of foreclosure on the Prairiebrook Village bonds which were in default.  In 2008, the Company recorded a receivable of approximately $987,000 representing the remaining amounts due from the project owner and developer based on summary judgment obtained.  At December 31, 2009, the current receivable amount was $713,500.  Due to a number of factors, including the threat of a bankruptcy filing, the Company has recorded an allowance for bad debt against the judgment receivable as of December 31, 2009.  The allowance for bad debt and associated provision for loan loss recorded was $700,000 leaving a net receivable of approximately $13,500 that is expected to be recovered through the garnished wages.

Depreciation and amortization.  Depreciation and amortization expense, which consists primarily of depreciation associated with the apartment properties of the consolidated VIEs and the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to a tender option bond credit facility that was in place until June 2009, increased approximately $1.1 million in 2009 as compared to 2008. Approximately $1.1 million of the increase is attributable to the acquisition of three MF Properties, the Commons at Churchland and Glynn Place Apartments acquired in the second half of 2008 and The Greens of Pine Glenn, acquired in the first quarter of 2009. In addition, Cross Creek Apartments, acquired during the second quarter of 2009, contributed approximately $203,000. These increases were offset by a decrease in amortization related to the deferred finance costs from the purchase of the six MF properties in June, 2007 that were fully amortized in 2009 and the tender option bond credit facility.

Interest expense.  Interest expense increased approximately $96,000 during 2009 compared to 2008 due to changes outstanding debt, borrowing rates and the fair value of our interest rate derivatives.  Total outstanding debt from continuing operations was $87.9 million at December 31, 2008 as compared to $85.5 million as of December 31, 2009 and the Company's borrowing cost decreased from 4.5% per annum in 2008 to 3.5% per annum in 2009. These two factors accounted for a decrease in interest expense of approximately $348,000.  Offsetting this decrease was an increase in interest expense resulting from the mark to market adjustments reflecting decreases in the fair value of our interest rate derivatives.

General and administrative expenses.  General and administrative expenses were up approximately $185,000 in 2009. This increase was realized in professional fees and salary expense.

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

Depreciation and amortization.  Depreciation and amortization increased approximately $1.4 million in 2008 compared to 2007. Depreciation is primarily associated with the apartment properties of the consolidated VIEs and the MF Properties. Approximately $306,000 of the increase is attributable to six of the MF Properties reporting six months of activity in 2007 as compared to twelve months in 2008.  The acquisition of Churchland and Glynn Place added approximately $294,000 of depreciation and amortization. In addition, the VIEs acquired capitalized assets in 2008 that resulted in an additional $200,000 of depreciation. Additionally, in 2008 the Company entered into a new tender option bond credit facility which resulted in approximately $600,000 of additional deferred finance cost amortization.

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

Discontinued Operations

In February 2009, the tax-exempt mortgage revenue bonds secured by Ashley Pointe at Eagle Crest in Evansville, Indiana, Woodbridge Apartment of Bloomington III in Bloomington, Indiana, and Woodbridge Apartments of Louisville II in Louisville, Kentucky were redeemed.  The properties financed by these redeemed mortgage revenue bonds were required to be consolidated into the Company’s financial statements as VIEs under the ASC on consolidations.  During the fourth quarter of 2008, these VIEs met the criteria for discontinued operations under the ASC on property, plant and equipment and they were classified as such in the consolidated financial statements for all periods presented. In order to properly reflect the transaction under the ASC on consolidations, the Company recorded the redemption of the bonds as a sale of the properties as though they were owned by the Company.  The transaction was completed for a total purchase price of $32.0 million resulting in a gain on sale for GAAP reporting to the Company of approximately $26.5 million.  The redemption of the bonds did not result in a taxable gain to the Company.  As of December 31, 2008, Ashley Pointe, Woodbridge Apartments of Bloomington III, and Woodbridge Apartments of Louisville II reported assets of approximately $8.1 million and liabilities of approximately $23.3 million which are included in assets and liabilities of discontinued operations, respectively.  For the years ended December 31, 2009, 2008 and 2007 net income, excluding the gain on sale, from these VIEs of approximately $347,000, $647,000 and $824,000, respectively, is included in the income from discontinued operations.

The Partnership

The following discussion of the Partnership’s results of operations for the years ended December 31, 2009, 2008 and 2007 reflects the operations of the Partnership without the consolidation of the VIEs required by the ASC on consolidations. This information reflects the information used by management to analyze the Partnership’s operations and is reflective of the consolidated operations of the Tax-Exempt Bond Investments segment and the MF Properties segment as presented in Note 15 to the financial statements.

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	Dec. 31, 2009	Dec. 31, 2008	Dec. 31, 2007
Revenues:
Property revenues	$7,045,578	$4,793,535	$2,066,487
Mortgage revenue bond investment income	11,087,923	10,102,802	9,379,859
Gain on sale of assets held for sale	862,865	-	-
Other interest income	106,082	150,786	751,797
Loss on sale of securities	(127,495)	(68,218)	-
Total Revenues	18,974,953	14,978,905	12,198,143
Expenses:
Real estate operating (exclusive of items shown below)	4,151,353	2,628,606	1,230,694
Provison for loan loss	1,696,730	-	-
Depreciation and amortization	3,514,073	2,728,096	1,478,279
Interest	4,283,680	5,097,454	3,531,192
General and administrative	1,997,661	1,808,459	1,577,551
Total Expenses	15,643,497	12,262,615	7,817,716
Net income
Less: net loss attributable to noncontrolling interest	11,540	9,364	13,030
Net Income - America First Tax Exempt Investors, L.P.	$3,342,996	$2,725,654	$4,393,457

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Property Revenues.  Property revenues of the Partnership consists only of those of the MF Properties.  Property revenues increased approximately $2.3 million for the year ended December 31, 2009 compared to the same period of 2008. This increase was attributable to the acquisition of the Commons at Churchland and Glynn Place Apartments during the second half of 2008 and The Greens of Pine Glenn, during the first quarter of 2009. Annual net rental revenues per unit related to the MF Properties decreased to $7,119 per unit in 2009 from $7,667 in 2008.

    Mortgage revenue bond investment income.  Mortgage revenue bond investment income of the Partnership consists of the interest income earned on the mortgage revenue bonds actually held by the Partnership during the respective periods including the bonds secured by properties owned by VIEs that are eliminated in consolidation in the Company's financial statements.  Mortgage revenue bond investment income increased approximately $985,000 in 2009 compared to 2008.  The increase is the net effect of approximately $907,000 increase in base bond interest resulting from bonds acquired in 2008 and 2009 plus a $2.2 million increase in realized contingent interest income offset by a decrease in base interest of approximately $2.1 million resulting from the sale of two bond investments in 2008, the foreclosure of a bond investment in 2008 and the early redemption of three bonds in February 2009. Due to the uncertainty in collections of contingent interest, the Partnership recognizes this as income only when it is realized.

Gain on sale of asset held for sale. In September 2009, the Partnership sold the Oak Grove Commons apartments, an asset held for sale, to an unaffiliated party for $3.75 million.  After the deduction of selling expenses, commissions and cash advances made to the property, the Partnership realized a taxable gain of approximately $863,000 from the sale.

Other interest income. Other interest income represents interest earned on cash and cash equivalents. Although cash and cash equivalents average outstanding balances were greater during 2009, the decrease in interest income is attributable to significantly lower interest rates earned during 2009 as compared to 2008.

Loss on sale of securities. The Chandler Creek and Deerfield bonds were sold in 2008 for par value plus accrued interest. In 2009, the loss is related to the three bonds redeemed during the first quarter of 2009. The losses result from the write off of unamortized deferred financing costs related to the bonds.

Real estate operating expenses.  Real estate operating expenses increased approximately $1.5 million during 2009 as compared to 2008.  This increase is attributable to the acquisition of three MF Properties, the Commons at Churchland and Glynn Place Apartments acquired in the second half of 2008 and The Greens of Pine Glenn, acquired in the first quarter of 2009.

Provision for loan loss.  The Company periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment.  The value of the underlying property assets is ultimately the most relevant measure of value to support the investment carrying values.  Investments tested for impairment include all fixed assets, bond investments and taxable loans made to various properties and other amounts due to the Company.  Such evaluation is based on cash flow and discounted cash flow models.  The Company concluded that there was no impairment of fixed assets or bond investments as of December 31, 2009.  This evaluation did determine that a portion of the taxable property loans was potentially impaired and that an additional allowance for bad debt should be recorded.  An allowance for bad debt and associated provision for loan loss of approximately $1.0 million was recorded against the the property taxable loans during 2009.  Additionally, in May 2008, the Company filed a petition of foreclosure on the Prairiebrook Village bonds which were in default.  In 2008, the Company recorded a receivable of approximately $987,000 representing the remaining amounts due from the project owner and developer based on summary judgment obtained.  At December 31, 2009, the current receivable amount was $713,500.  Due to a number of factors, including the threat of a bankruptcy filing, the Company has recorded an allowance for bad debt against the judgment receivable as of December 31, 2009.  The allowance for bad debt and associated provision for loan loss recorded was $700,000 leaving a net receivable of approximately $13,500 that is expected to be recovered through the garnished wages.

 Depreciation and amortization.  Depreciation and amortization expense, which consists primarily of depreciation associated with the consolidated MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to a tender option bond credit facility that was in place until June 2009, increased approximately $761,000 in 2009 as compared to 2008. Approximately $1.1 million of the increase is attributable to the acquisition of three MF Properties, the Commons at Churchland and Glynn Place Apartments acquired in the second half of 2008 and The Greens of Pine Glenn, acquired in the first quarter of 2009. These increases were offset by a decrease in amortization related to the deferred finance costs from the purchase of the six MF properties in June, 2007 that were fully amortized in 2009.

Interest expense.  Interest expense decreased approximately $814,000 during 2009 compared to 2008 due to changes in borrowing rates, outstanding debt amounts, and fair value adjustments on our interest rate derivatives. Total outstanding debt was $85.5 million at December 31, 2009 as compared to $107.5 million as of December 31, 2008 and the Partnership's borrowing cost decreased from 4.6% per annum in 2008 to 3.4% per annum in 2009 resulting in a $1.2 million decrease. The mark to market adjustments related to derivatives offset this decrease.

General and administrative expenses.  General and administrative expenses were up approximately $185,000 in 2009. This increase was realized in professional fees and salary expense.

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

Mortgage revenue bond investment income.  Mortgage revenue bond investment income of the Partnership consists of the interest income earned on the mortgage revenue bonds actually held by the Partnership during the respective periods including the bonds secured by properties owned by VIEs that are eliminated in consolidation in the Company's financial statements. Mortgage revenue bond investment income increased approximately $723,000 in 2008 compared to 2007.  The increase is the net effect of an increase in base bond interest offset by a decrease in realized contingent interest income.  Base interest income on bonds increased approximately $1.8 million in 2008 associated with the mortgage revenue bonds acquired late in 2007 and early in 2008 offset by two bonds sold in 2008 resulting in a $1.0 million decrease in base bond interest income.  Contingent interest income recognized in 2008 was approximately $153,000 compared to approximately $231,000 in 2007, all of which was a result of the realization of contingent interest associated with the Partnership’s investment in Lake Forest, Fairmont Oaks and Iona Lakes.  Due to the uncertainty in collections of contingent interest, the Partnership recognizes this as income only when it is realized.

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

Liquidity and Capital Resources

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

Historically, the Company’s primary leverage vehicle was the Merrill Lynch P-Float program.  The P-Float program was replaced in June of 2008 by a TOB facility with Bank of America.  The TOB facility was refinanced in June 2009.  The current credit facility has a one-year term with a six-month renewal option held by the Company, an annual floating interest rate of one-month LIBOR plus 390 basis points and a loan amount of $50.0 million.  The proceeds from the credit facility plus the cash collateral held by Bank of America for the TOB facility were used to retire the outstanding balance on the TOB facility.  The current credit facility is secured by 13 tax-exempt mortgage revenue bonds with a total par value of $112.1 million plus approximately $3.8 million in restricted cash.  During February and March 2010, the Company placed approximately $3.0 million of additional cash into the restricted cash account. A second credit facility is with Omaha State Bank and has an outstanding balance of $5.5 million. The Omaha State Bank facility matures on June 30, 2011, is collateralized by one tax-exempt mortgage revenue bond with a par value of $8.9 million and bears interest at a fixed annual rate of 6.5%.

The Partnership’s operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 40% and 60% of the total par value of the Partnership’s tax-exempt mortgage bond portfolio.  As of December 31, 2009, the Company had debt outstanding of approximately $55.4 million related to the total par value of its bond portfolio of approximately $145.1 million thus resulting in a leverage ratio of 38%.  The Partnership continues to explore opportunities to improve its financing arrangements.  One option currently being pursued is a Tax-Exempt Bond Securitization facility (“TEBS”) with Freddie Mac.  The Partnership believes this financing option offers several advantages over its current credit facilities including a longer term of up to 10 years.  In March 2010, the Partnership entered into a term sheet with Freddie Mac related to a potential new TEBS facility.  The term sheet is for a TEBS facility that is expected to provide approximately $87.5 million of proceeds.  Such proceeds will be utilized to retire the current Bank of America and Omaha State Bank credit facilities and would  provide additional funds for investment.  The Partnership hopes to close the new TEBS facility during the second quarter of 2010.  If the current illiquidity in the financial markets continues or further deteriorates, our ability to refinance our existing credit facilities may be negatively affected.  There can be no assurance that we will be able to enter into a TEBS facility, or any other replacement debt financing, on terms favorable to the Partnership or at all.

In connection with the acquisition of the MF Properties, the Company has a total of $30.1 million of mortgage loans outstanding.  The acquisition of the Greens of Pine Glen in February 2009 was financed with an assumed mortgage loan of $6.5 million. The unpaid balance of the note bears a 7% annual interest rate payable monthly.  The initial maturity date of the loan is September 2010 at which time the borrower has an option to extend the note for 18 months. In the third quarter of 2008 the Churchland acquisition was financed with first and second mortgage loans totaling approximately $6.5 million, a $5.5 million first mortgage and a $1.0 million second mortgage. The interest rate on the first mortgage loan is variable and is calculated as one month LIBOR plus 2.55%.  As of the transaction date, LIBOR was 2.471% and the interest on the mortgage loan was 5.021% per annum.  The first mortgage loan matures in September 2013.  The interest rate on the second mortgage loan is fixed for the first 36 months at 6.0% and then switches to LIBOR plus 3.0% for the remaining term.  The second mortgage loan matures in November 2013.  The fourth quarter 2008 acquisition of Glynn Place was financed with a mortgage loan of $4.5 million. The interest rate on the mortgage loan is variable and is calculated as daily LIBOR plus 2.50%. As of the first payment date, December 1, 2008, LIBOR was 1.43% and the interest on the mortgage loan was 3.93% per annum. The mortgage loan matures in November 2011.  As of December 31, 2009, one month LIBOR was .23% and daily LIBOR was .17%.

In connection with the 2007 acquisition of the six MF Properties located in Ohio and Kentucky, a mortgage loan of approximately $19.9 million was obtained.  The interest rate on this mortgage loan is variable and is calculated as one month LIBOR plus 1.55%.  This mortgage loan contains three one-year renewal options held by the borrower.  In July, 2009, the borrower entered into a Maturity Date Extension Agreement for the mortgage loan which extended the maturity on the mortgage one year to July 2010.  In conjunction with the extension, the Company paid down the mortgage balance related to two of the financed properties, Eagle Ridge and Meadowview.  The outstanding principal was reduced by approximately $7.1 million resulting in a new outstanding mortgage balance of approximately $12.8 million and the Eagle Ridge and Meadowview properties were released as collateral for the loan.  The Company intends to provide appropriate notification to the lender of its’ intent to exercise the option to extend the current maturities of mortgages on the MF Properties one year.  While the Company expects to be able to renew or refinance current debt maturities, if the current illiquidity in the financial markets continues or further deteriorates the counterparties on the Company’s credit facilities may be unable or unwilling to meet their commitments and the Company’s ability to renew or refinance our outstanding debt financing may be negatively affected.

The Partnership intends to issue units from time to time to raise additional equity capital as needed to fund investment opportunities.  In this regard, the Partnership filed a Registration Statement on Form S-3 with the SEC in January 2010 in order to register the sale of up to $200.0 million of its units.  The Partnership had previously filed a $100.0 million shelf registration statement with the SEC in January 2007 and has issued approximately $71.5 million of units under this prior registration statement.  Most recently, in October 2009, the Partnership issued a total of 4,830,000 units through an underwritten public offering at a public offering price of $5.05 per unit.  Net proceeds realized by the Partnership from the issuance of these units were approximately $22.8 million, after payment of an underwriter's discount and other offering costs of approximately $1.6 million.  Once declared effective by the SEC, the registration statement filed in January 2010 will replace the previously-filed registration statement and all future units (including unsold units registered under the prior registration statement) will be sold pursuant to this new prospectus.

The Partnership’s principal uses of cash are the payment of distributions to BUC holders, interest and principal on debt financing and general and administrative expenses. The Partnership also uses cash to acquire additional investments. Distributions to BUC holders may increase or decrease at the determination of the General Partner. Distributions to BUC holders depend primarily upon the amount of base and contingent interest received on the Company’s tax-exempt mortgage revenue bonds and cash received from other investments, the amount of borrowings and the effective interest rate of these borrowings, and the amount of the Partnership’s undistributed cash. The General Partner believes that cash provided by its tax-exempt mortgage revenue bonds and other investments will be adequate to meet its projected long-term liquidity requirements, including the payment of expenses, interest and distributions to BUC holders.  Recently, income from investments has not been sufficient to fund such expenditures without utilizing cash reserves to supplement the deficit.  See discussion below regarding “Cash Available for Distribution.” As a result, beginning with the second quarter 2009 distribution, the General Partner lowered the Company’s regular annual distribution from $0.54 to $0.50 per BUC, or $0.125 per quarter per BUC. The General Partner believes that distributions at this level are sustainable, however, if actual results vary from current projections and the actual CAD generated is less than the new regular distribution, such distribution amount may need to be reduced.

The VIEs’ and MF Properties primary source of cash is net rental revenues generated by their real estate investments. Net rental revenues from a multifamily apartment property depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market area in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of an apartment property.

The VIEs’ and MF Properties primary uses of cash are: (i) the payment of operating expenses; and (ii) the payment of debt service.

On a consolidated basis, cash provided by operating activities for the year ended December 31, 2009, decreased approximately $4.8 million compared to the same period a year earlier mainly due to changes in working capital components. Cash from investing activities increased approximately $28.4 million for 2009 as compared to 2008 primarily due to cash inflows from the early redemption of the Ashley Pointe, Woodbridge – Louisville and Woodbridge – Bloomington bonds.  Proceeds from the early redemption were $32.0 million as compared to bond sale proceeds in 2008 of $19.3 million.  Additionally, changes in restricted cash increased investing cash flows year over year by approximately $18.2 million due mainly to the release of restricted cash that was collateral on the Company’s TOB credit facility.  In connection with the Company's outstanding debt with Bank of America, the Company had restricted cash of $3.8 million and $3.1 million held by the multifamily properties for security deposits, bond, tax, insurance and replacement reserve escrows.  During February and March 2010, the Company transferred additional cash collateral of approximately $3.0 million into the restricted cash account.

Cash from financing activities decreased approximately $6.3 million for the year ended December 31, 2009 compared to 2008.  This decrease was a result of net debt financing decreasing approximately $44.7 million plus an increase in distributions paid of approximately $1.4 million. The decreases were offset by an approximate $38.9 million increase from the sale of additional BUCs.

Cash Available for Distribution

Management utilizes a calculation of CAD as a means to determine the Partnership’s ability to make distributions to BUC holders.  The General Partner believes that CAD provides relevant information about its operations and is necessary along with net income for understanding its operating results.  To calculate CAD, amortization expense related to debt financing costs and bond reissuance costs, certain income due to the General Partner (defined as Tier 2 income in the Agreement of Limited Partnership), interest rate derivative expense or income (including adjustments to fair value), provision for loan losses, impairments on bonds, losses related to VIEs including the cumulative effect of accounting change and depreciation and amortization expense are added back to the Company’s net income (loss) as computed in accordance with GAAP.  There is no generally accepted methodology for computing CAD, and the Partnership’s computation of CAD may not be comparable to CAD reported by other companies.  Although the Partnership considers CAD to be a useful measure of its operating performance, CAD should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP.

Beginning with the distribution for the second quarter of 2009, the Partnership’s annual distribution was reduced from $0.54 per unit to $0.50 per unit due to AFCA 2’s determination that higher borrowing costs and other factors would reduce the cash available to the Partnership to make distributions.  At times recently CAD has not been sufficient to fully fund such distributions without utilizing cash reserves to supplement the deficit.  While the Partnership currently expects to maintain the annual distribution amount of $0.50 per BUC, if it is unable generate CAD at levels in excess of the annual distribution, such distribution amount may need to be reduced.

The following tables show the calculation of CAD for the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007
Net income (loss)	$23,838,953	$(1,031,240)	$940,866
Net (income) loss related to VIEs and eliminations due to consolidation	(20,495,957)	3,756,894	3,452,591
Net income before impact of VIE consolidation	$3,342,996	$2,725,654	$4,393,457
Change in fair value of derivatives and interest rate derivative amortization	830,142	721,102	249,026
Depreciation and amortization expense (Partnership only)	3,514,073	2,840,500	1,478,278
Tier 2 Income distributable to the General Partner (1)	(802,909)	(38,336)	(57,830)
Provision for loan loss	1,696,730	-	-
Loss on bond sale	127,495	-	-
CAD	$8,708,527	$6,248,920	$6,062,931
Weighted average number of units outstanding,
basic and diluted	16,661,969	13,512,928	12,491,490
Net income, basic and diluted, per unit	$0.15	$0.20	$0.34
Total CAD per unit	$0.52	$0.46	$0.49
Distributions per unit	$0.5450	$0.5400	$0.5400
(1) As described in Note 3 to the consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent (Tier 2 income) will be distributed 75% to the BUC holders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner. For 2009, Lake Forest generated approximately $45,000, Fairmont Oaks generated approximately $4,300, the early redemption of Woodbridge - Bloomington generated approximately $1.4 million and Woodbridge - Louisville generated approximately $917,000 of Tier 2 income. For 2008, Lake Forest generated approximately $45,000, Fairmont Oaks generated approximately $54,000, and Iona Lakes generated approximately $ 54,000 of Tier 2 income. For 2007, Lake Forest generated approximately $231,000 of Tier 2 income.

Off Balance Sheet Arrangements

As of December 31, 2009 and 2008, the Partnership held tax-exempt mortgage revenue bonds which are collateralized by multifamily housing projects.  The multifamily housing projects are owned by entities that are not controlled by the Partnership.  The Partnership has no equity interest in these entities and does not guarantee any obligations of these entities.  Some of the ownership entities are deemed to be VIEs and are consolidated with the Partnership for financial reporting purposes.  The VIEs that are consolidated with the Partnership do not have off-balance sheet arrangements.

The Partnership does not engage in trading activities involving non-exchange traded contracts. As such, the Partnership is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships.

The Partnership does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Company or its related parties other than what is disclosed in Note 10 to the Company’s consolidated financial statements.

Contractual Obligations

The Partnership has the following contractual obligations as of December 31, 2009:

	Payments due by period
		Less than	1-2	More than 2 years
	Total	1 year	years
Debt financing	$55,363,333	$49,863,333	$5,500,000	$-
Mortgages payable	$30,116,854	$19,459,074	$4,583,844	$6,073,936
Effective interest rate(s) (1)		4.76%	3.67%	2.83%
Interest (2)	$3,160,914	$2,236,725	$752,499	$171,690

(1) Interest rates shown are the average effective rate as of December 31, 2009 and include the impact of our interest rate derivatives.
(2) Interest shown is estimated based upon current effective interest rates through maturity.

As discussed in Note 9 to the financial statements, the amounts maturing in 2010 consist of the entire balance of the Bank of America credit facility and approximately $19.5 million of mortgages payable on MF Properties.  We are currently negotiating a TEBS credit facility with Freddie Mac which is expected to repay both the Bank of America credit facility and the Omaha State Bank line of credit. Additionally, the Company has an option to extend the current maturities of mortgages on the MF Properties one year and intends to provide appropriate notification to the lender.  While the Company expects to be able to renew or refinance current debt maturities, if the current illiquidity in the financial markets continues or further deteriorates, our ability to renew or refinance our outstanding debt financing may be negatively affected.

Inflation

With respect to the financial results of the Partnership’s investments in tax-exempt mortgage revenue bonds and MF Properties, substantially all of the resident leases at the multifamily residential properties, which collateralize the Partnership’s tax-exempt mortgage revenue bonds, allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the properties to seek rent increases. The substantial majority of these leases are for one year or less. The short-term nature of these leases generally serves to reduce the risk to the properties of the adverse effects of inflation; however, market conditions may prevent the properties from increasing rental rates in amounts sufficient to offset higher operating expenses. Inflation did not have a significant impact on the Partnership’s financial results for the years presented in this report.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements.  The new guidance amends previously issued guidance and adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements.  It also provides clarification about existing fair value disclosures, the level of disaggregation required, and the inputs and valuation techniques used to measure fair value.  The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In September 2009, the FASB issued ASU No. 2009-12, Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset value Per Share (or its Equivalent), which provides guidance on measuring the fair value of certain alternative investments that calculate net asset value per share and requires enhanced disclosures about the nature and risks of investments measured at fair value.  The adoption of this new guidance, as of December 31, 2009, did not change how certain alternative investments are valued and did not have an impact on the consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value.  This guidance provides clarification for measuring the fair value of liabilities and clarifies that a quoted price for a liability is a Level 1 measurement when no adjustment to the quoted price is required.  Further, this guidance provides valuation techniques that can be used to estimate the fair value of liabilities in the absence of a quoted price in an active market.  The adoption of this guidance, as of December 31, 2009, did not impact the consolidated financial statements.

In June 2009, the FASB issued pre-codification guidance in Statement No. 168, The FASB Accounting  Standards Codification  and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.  Effective July 1, 2009, this guidance was codified into ASC 105-10, Generally Accepted Accounting Standards ("ASC 105-10"), which became the source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective July 1, 2009, the Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became nonauthoritative on that effective date.  ASC 105-10 does not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued pre-codification guidance Statement No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140. This statement was codified into ASC 860, Transfers and Servicing.  On and after the effective date, the concept of a qualifying special purpose entity is no longer relevant for accounting purposes.  Therefore, formerly qualifying special-purpose entities, as defined under the previous accounting standards, should be evaluated for consolidation under the applicable consolidation guidance.  The guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this guidance on January 1, 2010 did not have an impact on the consolidated balance sheet, statement of operations, or cash flows.

In June 2009, the FASB issued pre-codification guidance Statement No. 167, Amendments to FASB Interpretation No. 46(R).  The new guidance retains  the scope of Interpretation 46(R), Consolidation of Variable Interest Entities, with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in FASB Statement No.166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.  This statement was codified into ASC 810, Consolidations, and requires an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlled financial interest in a VIE.  The purpose of the analysis is to identify the primary beneficiary of a VIE as the entity that has (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.  The guidance is effective for fiscal years beginning after November 15, 2009.  The Company is currently evaluating the impact of adoption on the consolidated financial statements.

Effective January 1, 2009, we adopted Accounting Standards Codification 810 Consolidation (“ASC 810”). ASC 810 established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of ASC 810 required a change in what was formerly minority interest to noncontrolling interest and the placement of noncontrolling interest within the Partners’ Capital section of the consolidated balance sheet rather than in the mezzanine section of the consolidated balance sheet. As ASC 810 required retrospective adoption, in this annual report the consolidated balance sheet for the year ended December 31, 2008 and the consolidated statements of operations, cash flows, and Partners’ Capital for the years ended December 31, 2008, and 2007 have been revised to reflect the reclassification of the non-controlling interests.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership's primary market risk exposures are interest rate risk and credit risk. The Partnership's exposure to market risks relates primarily to its investments in tax-exempt mortgage revenue bonds and its debt financing.

The Company bases the fair value of the tax-exempt bonds, which have a limited market, on a discounted cash flow or yield to maturity analysis performed by the General Partner. This calculation methodology encompasses judgment in its application.  If available, the General Partner may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  As of December 31, 2009, all of the Company’s tax-exempt mortgage revenue bonds were valued using management’s discounted cash flow and yield to maturity analyses.  Pricing services, broker quotes and management’s analyses provide indicative pricing only.  Due to the limited market for the tax-exempt bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the bonds.

If uncertainties in the credit and capital markets continue, the markets deteriorate further or the Company experiences deterioration in the values of its investment portfolio, the Company may incur impairments to its investment portfolio which could negatively impact the Company’s financial condition, cash flows, and reported earnings.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Partnership’s control.  The nature of the Partnership’s investment in the tax-exempt mortgage revenue bonds and the debt financing used to finance these investments exposes the Partnership to financial risk due to fluctuations in market interest rates.  The tax-exempt mortgage revenue bonds bear base interest at fixed rates and may additionally pay contingent interest which fluctuates based upon the cash flows of the underlying property.  As of December 31, 2009, the weighted average base rate of the tax-exempt mortgage revenue bonds was 6.2%. Accordingly, the interest income generated by the tax-exempt mortgage revenue bonds is generally fixed, except to the extent the underlying properties generate enough excess cash flow to pay contingent interest.

At December 31, 2009, the Partnership had a $50.0 million credit facility that provides for interest at a floating rate equal to daily LIBOR plus 390 basis points. As a result, the Partnership’s cost of borrowing fluctuates with the daily LIBOR.  The effective interest rate for this credit facility as of December 31, 2009 was 4.2% per annum. In order to hedge the cost of borrowing against a significant unfavorable fluctuation in the one-month LIBOR, the Partnership entered into an interest rate derivative.  The derivative purchased is a one-month LIBOR interest rate cap with a notional value of $50.0 million which was purchased for approximately $554,000.  This new interest rate cap effectively caps the interest rate to be paid on the Company’s new secured credit facility at 0.75% plus 390 basis points, or 4.65%.  As of December 31, 2009, the Partnership had total debt financing outstanding of $49.9 million. If the average LIBOR Index Rate, including fees, had increased or decreased by 100 basis points for the year ended December 31, 2009, the interest expense payments on this variable-rate debt financing would have increased or decreased by approximately $499,000.

The interest rate of the mortgage financing on the MF Properties fluctuates based on the LIBOR.  Accordingly, the cost of borrowing on the debt will increase as the LIBOR increases.  As of December 31, 2009, the outstanding balance of the mortgage financing of the MF Properties was $30.1 million.  The weighted average effective interest rate for 2009 on the debt outstanding as of December 31, 2009 was approximately 3.3% per annum.  If the average LIBOR Rate, including fees, had increased or decreased by 100 basis points for the year ended December 31, 2009, the interest expense payments on this variable-rate debt financing would have increased or decreased by approximately $301,000.

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

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. Interest rate derivative expense, which is the result of marking the interest rate derivative agreements to fair value, increased expense $830,000 and $721,000 for the years ended December 31, 2009 and 2008 respectively.  The weighted-average effective rate on the debt financing, excluding the effect of marking the interest rate cap agreements to fair value, was 3.5% and 4.5% for the years ended December 31, 2009 and 2008, respectively.  During 2008, our effective interest rates were in excess of our interest rate caps resulting in cash payments to the Partnership of approximately $117,000. No such payments were received in 2009.

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

Additionally, one bond owned by the Partnership is a construction bond.  The principal risk associated with construction lending is the risk that construction of the property will be substantially delayed or never completed.  This may occur for a number of reasons including (i) insufficient financing to complete the project due to underestimated construction costs or cost overruns; (ii) failure of contractors or subcontractors to perform under their agreements; (iii) inability to obtain governmental approvals; (iv) labor disputes; and (v) adverse weather and other unpredictable contingencies beyond the control of the developer.   If a property is not completed, or costs more to complete than anticipated, it may cause the Partnership to receive less than the full amount of interest owed to it on the tax-exempt bond financing such property or otherwise result in a default under the mortgage loan that secures its tax-exempt bond on the property.  As construction or renovation is completed, these properties will move into the lease-up phase.  The lease-up of these properties may not be completed on schedule or at anticipated rent levels, resulting in a greater risk that these investments may go into default than investments secured by mortgages on properties that are stabilized or fully leased-up.  The underlying property may not achieve expected occupancy or debt service coverage levels. In order to lower these risks, the Partnership has required the owners/developers of these projects to enter into guaranteed maximum price contracts, obtain payment and performance bonds, and have capitalized interest reserve funds.

As of December 31, 2009, based on an accumulation of individual circumstances, the Partnership has identified three tax-exempt mortgage revenue bonds for which certain actions may be necessary to protect the Partnership’s position as a secured bondholder and lender.  These bonds are Woodland Park, The Gardens of DeCordova and The Gardens of Weatherford.  The Partnership has evaluated these bond holdings for an other-than-temporary decline in value and the related taxable loans for potential impairment as of December 31, 2009 (see Footnote 2 to the Company's Consolidated Financial Statements in Item 8 of this report for discussion of our impairment testing method).  As of December 31, 2009, Woodland Park owes the Partnership approximately $15.7 million under tax-exempt bonds and $700,000 under taxable loans, the Gardens of DeCordova owes the Partnership approximately $4.9 million under tax-exempt bonds and $315,000 under taxable loans and the Gardens of Weatherford owes the Partnership approximately $4.7 million under tax-exempt bonds and $335,000 under taxable loans.  Based on the impairment testing, the Partnership has concluded that no other-than-temporary impairment of these bonds existed at December 31, 2009.  Additionally, the Partnership concluded that no impairment of the taxable loans made to The Gardens of DeCordova and The Gardens of Weatherford existed, however, an allowance for loan loss of approximately $700,000 was recorded against the taxable loan balance due from Woodland Park.  The Partnership will continue to monitor these investments for changes in circumstances that might warrant an impairment charge.

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

As the above information incorporates only those material positions or exposures that existed as of December 31, 2009, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks on the Partnership will depend on the exposures that arise during the period, the Partnership’s risk mitigating strategies at that time and overall business and economic environment.

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

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of America First Tax Exempt Investors, L.P.

We have audited the accompanying consolidated balance sheets of America First Tax Exempt Investors, L.P. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, of partners’ capital and comprehensive income (loss), and of cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, such consolidated financial statements present fairly, in all material respects, the financial position of America First Tax Exempt Investors, L.P. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the financial statements, the financial statements include tax-exempt investments valued at approximately $69,400,000 (37% of total assets) and $44,493,000 (28% of total assets) as of December 31, 2009 and 2008, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values.  At December 31, 2009 and 2008, management’s estimates were based on discounted cash flow or yield to maturity analyses performed by management.

As discussed in Note 2, the Company retrospectively adopted guidance related to noncontrolling interests effective January 1, 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 26, 2010

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
Assets
Cash and cash equivalents	$17,280,535	$7,196,274
Restricted cash	5,277,217	12,848,614
Interest receivable	993,181	769,201
Tax-exempt mortgage revenue bonds, at fair value	69,399,763	44,492,526
Real estate assets:
Land	13,403,655	10,774,790
Buildings and improvements	100,255,779	86,903,743
Real estate assets before accumulated depreciation	113,659,434	97,678,533
Accumulated depreciation	(21,868,541)	(17,499,670)
Net real estate assets	91,790,893	80,178,863
Other assets	6,029,131	4,263,937
Assets of discontinued operations	-	8,113,861
Total Assets	$190,770,720	$157,863,276

Liabilities
Accounts payable, accrued expenses and other liabilities	$3,931,848	$3,380,666
Distribution payable	2,757,945	2,432,327
Debt financing	55,363,333	56,981,577
Mortgages payable	30,116,854	30,908,790
Liabilities of discontinued operations	-	23,264,589
Total Liabilities	92,169,980	116,967,949

Commitments and Contingencies (Note 12)

Partners' Capital
General partner	271,051	261,785
Beneficial Unit Certificate holders	130,482,881	93,277,480
Unallocated deficit of variable interest entities	(32,215,697)	(52,711,654)
Total Partners' Capital	98,538,235	40,827,611
Noncontrolling interest (Note 13)	62,505	67,716
Total Capital	98,600,740	40,895,327
Total Liabilities and Capital	$190,770,720	$157,863,276

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
Revenues:
Property revenues	$15,667,053	$13,773,801	$11,208,209
Mortgage revenue bond investment income	4,253,164	4,230,205	3,227,254
Gain on sale of assets held for sale	862,865	-	-
Loss on the sale of security	-	(68,218)	-
Other interest income	106,082	150,786	751,797
Total Revenues	20,889,164	18,086,574	15,187,260
Expenses:
Real estate operating (exclusive of items shown below)	10,127,657	8,872,219	7,299,257
Provison for loan loss	1,401,731	-	-
Depreciation and amortization	6,067,330	4,987,417	3,611,249
Interest	4,202,126	4,106,072	2,595,616
General and administrative	1,997,661	1,808,459	1,577,551
Total Expenses	23,796,505	19,774,167	15,083,673
Income (loss) from continuing operations	(2,907,341)	(1,687,593)	103,587
Income from discontinued operations (including gain on bond redemption of $26,514,809 in 2009)	26,734,754	646,989	824,249
Net income (loss)	23,827,413	(1,040,604)	927,836
Less: net loss attributable to noncontrolling interest	11,540	9,364	13,030
Net income (loss) - America First Tax Exempt Investors, L. P.	$23,838,953	$(1,031,240)	$940,866

Net income (loss) allocated to:
General Partner	$804,223	$64,059	$99,451
Limited Partners - BUC holders	2,538,773	2,661,595	4,294,006
Unallocated gain (loss) of variable interest entities	20,495,957	(3,756,894)	(3,452,591)
Noncontrolling interest	(11,540)	(9,364)	(13,030)
	$23,827,413	$(1,040,604)	$927,836

BUC holders' interest in net income per unit (basic and diluted):
Income from continuing operations	$0.15	$0.20	$0.34
Income from discontinued operations	-	-	-
Net income, basic and diluted, per unit	$0.15	$0.20	$0.34

Weighted average number of units outstanding,
basic and diluted	16,661,969	13,512,928	12,491,490

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL AND
COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	General Partner		Beneficial Unit Certificate Holders	Unallocated deficit of variable interest entities	Noncontrolling Interest	Total	Accumulated Other Comprehensive Income (Loss)

		# of Units
Balance at January 1, 2007	$1,526,062	9,837,928	$90,722,467	$(45,502,169)	$61,786	$46,808,146	$(722,435)
Sale of Beneficial Unit Certificates		3,675,000	27,495,512			27,495,512
Distributions paid or accrued	(1,248,006)		(6,800,856)	-	-	(8,048,862)
Comprehensive income:
Net Income (loss)	99,451		4,294,006	(3,452,591)	(13,030)	927,836
Unrealized loss on securities	(28,594)		(2,830,815)	-	-	(2,859,409)	(2,859,409)
Comprehensive loss before noncontrolling interest						(1,931,573)
Comprehensive income attributable to noncontolling interest						13,030
Comprehensive loss attributable to Partnership						(1,918,543)
Balance at December 31, 2007	348,913	13,512,928	112,880,314	(48,954,760)	48,756	64,323,223	(3,581,844)
Noncontrolling interest contribution					28,324	28,324
Distributions paid or accrued	(1,842,672)		(7,296,981)			(9,139,653)
Reclssification of Tier II income	1,824,245		(1,824,245)			-
Comprehensive income:
Net Income (loss)	64,059		2,661,595	(3,756,894)	(9,364)	(1,040,604)
Unrealized loss on securities	(132,760)		(13,143,203)			(13,275,963)
Comprehensive loss before noncontrolling interest						(14,316,567)	(13,275,963)
Comprehensive income attributable to noncontolling interest						9,364
Comprehensive loss attributable to Partnership						(14,307,203)
Balance at December 31, 2008	261,785	13,512,928	93,277,480	(52,711,654)	67,716	40,895,327	(16,857,807)
Sale of Beneficial Unit Certificates		8,330,000	38,887,035			38,887,035
Noncontrolling interest contribution					6,329	6,329
Distributions paid or accrued	(1,460,644)		(9,403,296)			(10,863,940)
Reclssification of Tier II income	607,201		(607,201)			-
Comprehensive income:
Net Income (loss)	804,223		2,538,773	20,495,957	(11,540)	23,827,413
Unrealized gain on securities	58,486		5,790,090			5,848,576
Comprehensive income before noncontrolling interest						29,675,989	5,848,576
Comprehensive income attributable to noncontolling interest						11,540
Comprehensive income attributable to Partnership						29,687,529
Balance at December 31, 2009	$271,051	21,842,928	$130,482,881	$(32,215,697)	$62,505	$98,600,740	$(11,009,231)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the years ended,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$23,827,413	$(1,040,604)	$927,836
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	6,067,330	5,579,536	4,165,117
Non-cash loss on derivatives	830,142	721,102	249,026
Provison for loan loss	1,401,731	-	-
Loss on sale of securities	-	68,218	-
Gain on sale of discontinued operations	(26,514,809)	-	-
Gain on sale of asset held for sale	(862,865)	-	-
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(223,980)	(234,502)	(270,539)
Increase in other assets	(3,902,841)	(735,057)	(232,623)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(961,475)	86,522	(611,794)
Net cash provided (used) by operating activities	(339,354)	4,445,215	4,227,023
Cash flows from investing activities:
Proceeds from the sale of tax-exempt mortgage revenue bonds	-	19,346,363	4,800,000
Proceeds from sale of discontinued operations	32,000,000	-	-
Acquisition of tax-exempt mortgage revenue bonds	(19,271,328)	(12,435,000)	(41,974,000)
Increase in restricted cash	22,977	(305,284)	(734,618)
Restricted cash - debt collateral released	7,870,980	(10,000,000)	-
Capital expenditures	(1,989,065)	(638,546)	(929,050)
Acquisition of asset held for sale	(2,649,991)	-	-
Proceeds from assets held for sale	3,512,856	-	-
Acquisition of partnerships, net of cash acquired	(7,886,852)	(12,801,328)	(9,220,390)
Principal payments received on tax-exempt mortgage revenue bonds	212,667	81,625	50,873
Proceeds from termination of derivatives	-	54,000	-
Principal payments received on taxable loans	-	100,000	-
Net cash provided (used) by investing activities	11,822,244	(16,598,170)	(48,007,185)
Cash flows from financing activities:
Distributions paid	(10,538,321)	(9,139,653)	(7,182,913)
Derivative settlements	(238,980)	63,128	-
Increase in liabilities related to restricted cash	(22,977)	305,284	734,618
Deferred financing costs	(550,912)	(1,684,125)	(1,271,266)
Repayment of liabilites assumed	-	-	(15,112,771)
Proceeds from debt financing	55,500,000	87,734,027	45,820,000
Principal payments on debt financing and mortgage payable	(83,993,840)	(71,575,000)	(275,000)
Acquisition of interest rate cap agreements	(605,500)	(1,011,512)	(83,000)
Sale of Beneficial Unit Certificates	38,887,035	-	27,495,512
Net cash (used) provided by financing activities	(1,563,495)	4,692,149	50,125,180
Net increase (decrease) in cash and cash equivalents	9,919,395	(7,460,806)	6,345,018
Cash and cash equivalents at beginning of period, including cash and cash equivalents of discontinued operations of $164,866, $145,278 and $64,597 respectively	7,361,140	14,821,946	8,476,928
Cash and cash equivalents at end of period, including cash and cash equivalents of discontinued operations of $0, $164,866, and $145,278 respectively	$17,280,535	$7,361,140	$14,821,946

Cash paid during the period for interest	$4,431,099	$5,084,905	$3,018,436
Receivable from bond foreclosure	$-	$1,362,000	$-
Capital expenditures financed through accounts payable	$51,616	$43,242	$-
Liabilites assumed in the acquisition of partnerships	$6,506,329	$181,909	$15,742,740
Distributions declared but not paid	$2,757,945	$2,432,327	$2,432,327

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

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

The disruptions in domestic and international financial markets, and the resulting restrictions on the availability of debt financing that have prevailed since 2008, have, in our view, created potential investment opportunities for the Partnership.  Many participants in the multifamily housing debt sector have either reduced their participation in the market or are being forced to liquidate some or all of their existing portfolio investments in order to meet their liquidity needs.  We believe this is creating opportunities to acquire existing tax-exempt bonds from distressed holders at attractive yields.  Current credit and real estate market conditions also create opportunities to acquire quality multifamily apartment properties (the "MF Properties") from distressed owners and lenders.  Our ability to restructure existing debt together with the ability to improve the operations of the apartment properties through our affiliated property management company can position these MF Properties for an eventual financing with tax-exempt mortgage revenue bonds meeting our investment criteria and that will be supported by a valuable and well-run apartment property.  We believe we can selectively acquire MF Properties, restructure debt and improve operations in order to create value to our unitholders in the form of a strong tax-exempt bond investment.

On the other hand, market and economic conditions may limit our ability to access additional, or renew existing, debt financing that the Partnership uses to partially finance its investment portfolio or otherwise meet its liquidity requirements.  The inability to access or renew existing debt financing may result in adverse effects on our financial condition and results of operations.  There can be no assurance that we will be able to finance additional acquisitions of tax-exempt bonds through either additional equity or debt financing.  Although the consequences of market and economic conditions and their impact on our ability to pursue our plan to grow through investments in additional tax-exempt housing bonds are not fully known, we do not anticipate that our existing assets will be adversely affected in the long-term.  In addition, the current negative economic conditions, high levels of unemployment, lack of job growth, low home mortgage interest rates and tax incentives provided to first time homebuyers have had a negative effect on some of the apartment properties which collateralize our tax-exempt bond investments and our MF Properties in the form of declining occupancy.

2.  Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements of the “Company” reported in this Form 10-K include the assets and results of operations of the Partnership, the MF Properties owned by various limited partnerships in which one of the Partnership’s wholly-owned subsidiaries (each a “Holding Company”) holds a 99% limited partner interest and nine other entities in which the Partnership does not hold an ownership interest but which own multifamily apartment properties financed with tax-exempt bonds held by the Partnership and which are treated as variable interest entities of which the Partnership has been determined to be the primary beneficiary (the “VIEs”). Three of the VIEs are presented in the financial statements as Discontinued Operations (Note 8).  Stand alone financial information of the Partnership reported in this Form 10-K includes only the assets and results of operation of the Partnership and the MF Properties without the consolidation of the VIEs.  In the Company’s consolidated financial statements, all transactions and accounts between the Partnership, the MF Properties and the VIEs have been eliminated in consolidation.

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

Purchase Accounting
Pursuant to Accounting Standard Codification, ("ASC") 805-10, ("ASC 805-10"), Business Combinations, the Company allocates the total acquisition cost of a property acquired to the land, building and leases in existence as of the date of acquisition based on their relative fair values.  The building is valued as if vacant. The estimated valuation of in-place leases is calculated by applying a risk-adjusted discount rate to the projected cash flow deficit at each property during an assumed lease-up period for these properties. This allocated cost is amortized over the average remaining term of the leases and is included in the statement of operations under depreciation and amortization expense.

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

Restricted Cash
Restricted cash, which is legally restricted to use, is comprised of resident security deposits, required maintenance reserves, escrowed funds, restricted compensating balance with the Bank of America, and collateral for interest rate derivative agreements.  As of December 31, 2009, the Company must maintain a cash account with Bank of America with a minimum balance of $1.5 million plus additional amounts of collateral related to the periodic credit risk assessments and debt covenant criteria.

Investment in Tax-Exempt Mortgage Revenue Bonds and Other Tax-Exempt Bonds
The Company accounts for its investments in tax-exempt mortgage revenue bonds and other tax-exempt bonds under the pre-codification guidance of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. On July 1, 2009, this guidance was codified into Accounting Standards Codification 320-10, Investments - Debt and Equity Securities, ("ASC 360-10"). ASC 320-10 requires investments in securities to be classified as one of the following: 1) held-to-maturity, 2) available-for-sale, or 3) trading securities. All of the Company’s investments in tax-exempt mortgage revenue bonds and other tax-exempt bonds are classified as available-for-sale, and are reported at estimated fair value with the net unrealized gains or losses reflected in other comprehensive income. Unrealized gains and losses do not affect the cash flow of the bonds, distributions to BUC holders, or the characterization of the tax-exempt interest income of the financial obligation of the underlying collateral.

The Company owns 100% of each of these bonds.  There is no active trading market for the bonds and price quotes for the bonds are not available.  As a result, the Company bases its estimate of fair value of the tax-exempt bonds using discounted cash flow and yield to maturity analyses performed by management. This calculation methodology encompasses a significant amount of management judgment in its application.  If available, management may also consider price quotes on similar bonds or other information from external sources, such as pricing services or broker quotes.  Pricing services, broker quotes and management’s analyses provide indicative pricing only.

The Company periodically reviews each of its mortgage revenue bonds for impairment.  The Company evaluates whether unrealized losses are considered to be other-than-temporary based on a number of factors including:

•	The duration and severity of the decline in fair value,
•	The Company’s intent to hold and the likelihood of it being required to sell the security before its value recovers,
•	Adverse conditions specifically related to the security, its collateral, or both,
•	Volatility of the fair value of the security,
•	The likelihood of the issuer being able to make payments,
•	Failure of the issuer to make scheduled interest or principal payments, and
•	Recoveries or additional declines in fair value after the balance sheet date.

While the Company evaluates all available information, it focuses specifically on whether it has the intent to sell the securities prior to the time that their value recovers or until maturity, whether it is likely that the Company will be required to sell the securities before a recovery in value and whether the Company expects to recover the securities’ entire amortized cost basis.  The ability to recover the securities’ entire amortized cost basis is based on the likelihood of the issuer being able to make required principal and interest payments on the security.  The primary source of repayment of the amortized cost is the cash flows produced by the property which serves as the collateral for the bonds.  The Company utilizes a discounted cash flow model for the underlying property and compares the results of the model to the amortized cost basis of the bond.  These models reflect the cash flows expected to be generated by the underlying properties over a ten year period, including an assumed property sale at the end of year ten, discounted using the effective interest rate which is equal to the stated rate on the bonds as they were purchased at par in accordance with the accounting guidance in ASC 320-10-35-33D.  The inputs to these models require management to make assumptions the most significant of which include:

•
Revenue and expense projections for the property operations, which result in the estimated net operating income generated over the ten year holding period assumed in the model.  Base year (model year one) assumptions are based on historical financial results and operating budget information.  Base year assumptions are then adjusted for expected changes in occupancy, rental rates and expenses., and

•
The capitalization rate utilized to estimate the sales proceeds from an assumed property sale in year ten of the model.  The capitalization rate used in the current year models was 7.0% which the Partnership believes represents a reasonable market rate for multifamily properties.

The revenue, expense and resulting net operating income projections which are the basis for the discounted cash flow model are based on judgment.  Operating results from a multifamily residential property depends on the rental and occupancy rates of the property and the level of operating expenses.  Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located.  This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans.  In addition, factors such as government regulation, inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

If the discounted cash flows from a property are less than the amortized cost of the bond, we believe that there is a strong indication that the cash flows from the property will not support the payment of the required principle and interest on the bond and, accordingly, the bonds are considered other-than-temporarily impaired.  If an other-than-temporary impairment exists, the amortized cost basis of the mortgage bond is written down to its estimated fair value.  The amount of the write-down representing a credit loss is accounted for as a realized loss on the statement of operations.  The amount of the write-down representing a non-credit loss is recorded to other comprehensive income. The recognition of an other-than-temporary impairment and the potential impairment analysis are subject to a considerable degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the financial statements. If the credit and capital markets deteriorate further or the Company experiences deterioration in the values of its investment portfolio, the Company may incur impairments to its investment portfolio which could negatively impact the Company’s financial condition, cash flows, and reported earnings.

The interest income received by the Company from its investment in tax-exempt mortgage revenue bonds is dependent upon the net cash flow of the underlying properties. Base interest income on fully-performing tax-exempt mortgage revenue bonds is recognized as it is earned. Tax-exempt bonds are considered to be fully-performing if the bond is currently meeting all of its obligations.  Base interest income on tax-exempt mortgage revenue bonds not fully performing is recognized when realized or realizable. Past due base interest on tax-exempt mortgage revenue bonds, which are or were previously not fully performing, is recognized when realized or realizable. Contingent interest income, which is only received by the Company if the properties financed by the tax-exempt mortgage revenue bonds generate excess available cash flow as set forth in each bond agreement, is recognized when realized or realizable. The Company reinstates the accrual of base interest once the tax-exempt mortgage revenue bond’s ability to perform is adequately demonstrated. As of December 31, 2009 and 2008, the Company’s tax-exempt mortgage revenue bonds were fully performing as to their base interest.

Interest income on other tax-exempt bonds is recognized as earned.

The Company eliminates all but eleven of the tax-exempt mortgage revenue bonds and the associated interest income and interest receivable when it consolidates the underlying real estate collateral in accordance with implementation of ASC 810-10, Consolidations  ("ASC 810-10").

Variable interest entities (“VIEs”)
When the Partnership invests in a tax-exempt mortgage revenue bond which is collateralized by a multifamily property, the Partnership will evaluate the entity which owns the property financed by the tax-exempt mortgage revenue bond to determine if it is a VIE as defined by the ASC on consolidations. The ASC on consolidations is a complex standard that requires significant analysis and judgment. If it is determined that the entity is a VIE, the Partnership will then evaluate if it is the primary beneficiary of such VIE, by determining whether the Partnership will absorb the majority of the VIE’s expected losses, receive a majority of the VIE’s residual returns, or both. If the Partnership determines itself to be the primary beneficiary of the VIE, then the assets, liabilities and financial results of the related multifamily property will be consolidated in the Partnership’s financial statements. As a result of such consolidation, the tax-exempt or taxable debt financing provided by the Partnership to such consolidated VIE will be eliminated as part of the consolidation process. However, the Partnership will continue to receive interest and principal payments on such debt and these payments will retain their characterization as either tax-exempt or taxable interest for income tax reporting purposes. Since the Partnership has no legal ownership of the VIEs, creditors of the VIEs have no recourse to the Partnership.  In December 2008, the FASB issued pre-codification guidance in FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. On July 1, 2009, this guidance was codified into ASC 860-10, Transfers and Servicing, ("ASC 860-10"). This guidance was issued in advance of the finalization of other proposed amendments to ASC 860-10 and ASC 810-10 and requires additional disclosures about transfers of financial assets and about an entity’s involvement with variable interest entities. Pursuant to ASC 860-10-65, Transition Related to FSB FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. The Company was required to adopt ASC 860-10 for financial statements issued for reporting periods ending after December 15, 2008.  Adoption of ASC 860-10 affects disclosures only and therefore has no impact on the Company’s financial condition, results of operations or cash flows.  See Note 4 for further discussion.

In June 2009, the FASB issued pre-codification guidance Statement No. 167, Amendments to FASB Interpretation No. 46(R).  This statement was codified into ASC 810, Consolidations, and requires an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlled financial interest in a VIE.  The purpose of the analysis is to identify the primary beneficiary of a VIE as the entity that has (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.  The guidance is effective for fiscal years beginning after November 15, 2009.  The Company is currently evaluating the impact of adoption on the consolidated financial statements.

Investments in Real Estate
The Company’s investments in real estate are carried at cost less accumulated depreciation. Depreciation of real estate is based on the estimated useful life of the related asset, generally 19-40 years on multifamily residential apartment buildings and five to fifteen years on capital improvements and is calculated using the straight-line method. Maintenance and repairs are charged to expense as incurred, while improvements, renovations and replacements are capitalized.

Management reviews each property for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based upon comparing the net book value of each real estate property to the sum of its estimated undiscounted future cash flows. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value. There were no impairment losses recognized during the years ended December 31, 2009, 2008 and 2007.

Property Loans
In addition to the tax-exempt mortgage revenue bonds held by the Company, loans have been made to the owners of the some of the properties which secure the bonds.  The repayment of these loans is dependent largely on the value of the property which collateralizes the loan.  The Company periodically evaluates these loans for potential losses by estimating the fair value of the property which collateralizes the loans and comparing the fair value to the outstanding tax-exempt bonds plus any property loans.  The Company utilizes the discounted cash flow model discussed above except that in estimating a property fair value we evaluate a number of different DCF models that contain varying assumptions.   The various models may assume multiple revenue and expense scenarios, various capitalization rates and multiple discount rates.  We may also consider other information such as independent appraisals in estimating a property fair value.

If the estimated fair value of the property after deducting the amortized cost basis of the senior tax-exempt mortgage revenue bond exceeds the principal balance of the property loan then no potential loss is indicated and no allowance for loan loss is recorded.  If a potential loss is indicated, an allowance for loan loss is recorded against the outstanding loan amount and a loss is realized.  The determination of the need for an allowance for loan loss is subject to considerable judgment.

Debt Financing
Historically, the Company’s primary leverage vehicle was the Merrill Lynch P-Float program.  The P-Float program was replaced in June of 2008 by a Tender Option Bond ("TOB") facility with Bank of America.  The TOB facility was refinanced in June 2009 with a term loan facility with Bank of America.  The current credit facility has a one-year term with a six-month renewal option held by the Company, an annual floating interest rate of daily LIBOR plus 390 basis points and a loan amount of $50.0 million.  The proceeds from the credit facility plus the cash collateral held by Bank of America for the TOB facility were used to retire the outstanding balance on the TOB facility.  The current credit facility is secured by 13 tax-exempt mortgage revenue bonds with a total par value of $112.1 million plus approximately $3.8 million in restricted cash.  The Company accounted for such prior securitization transactions in accordance with ASC 860-10, Transfers and Servicing. The Company determined that control was maintained by the Company over the transferred assets in these transactions.  Therefore, the Company accounted for these transactions as secured borrowings and not as sales transactions. A second credit facility is with Omaha State Bank and has an outstanding balance of $5.5 million. The Omaha State Bank facility matures on June 30, 2011, is collateralized by one tax-exempt mortgage revenue bond with a par value of $8.9 million and bears interest at a fixed annual rate of 6.5%. The Partnership continues to explore opportunities to improve its financing arrangements.  One option currently being pursued is a Tax-Exempt Bond Securitization facility (“TEBS”) with Freddie Mac.  The Partnership believes this financing option offers several advantages over its current credit facilities including a longer term of up to 10 years.  In March 2010, the Partnership entered into a term sheet with Freddie Mac related to a potential new TEBS facility.  The term sheet is for a TEBS facility that is expected to provide approximately $87.5 million of proceeds.  Such proceeds will be utilized to retire the current Bank of America and Omaha State Bank credit facilities and would provide additional funds for investment.  The Partnership hopes to close the new TEBS facility during the second quarter of 2010.  If the current illiquidity in the financial markets continues or further deteriorates, our ability to refinance our existing credit facilities may be negatively affected.  There can be no assurance that we will be able to enter into a TEBS facility, or any other replacement debt financing, on terms favorable to the Partnership or at all.

Deferred Financing Costs
Debt financing costs are capitalized and amortized on a straight-line basis over the stated maturity of the related debt financing agreement, which approximates the effective interest method. Bond issuance costs are capitalized and amortized on a straight-line basis over the stated maturity of the related tax-exempt mortgage revenue bonds, which approximates the effective interest method.  As of December 31, 2009 and 2008, debt financing costs and bond issuance costs of $2.4 million and $2.9 million, respectively, were included in other assets. These costs are reduced on the balance sheet by the accumulated amortization of $1.7 million and $1.5 million as of December 31, 2009 and 2008, respectively.

Income Taxes
No provision has been made for income taxes because the BUC holders are required to report their share of the Partnership's taxable income for federal and state income tax purposes.  Certain of the consolidated VIEs and wholly-owned subsidiaries of the Partnership are corporations that are subject to federal and state income taxes.  At December 31, 2009 and 2008, the Company evaluated whether it was more likely than not that any deferred tax assets would be realized.  The Company has recorded a valuation allowance of approximately $12.3 million and $10.4 million at December 31, 2009 and 2008, respectively, against the deferred tax assets created at these entities by timing differences because the realization of these future benefits is not more likely than not.

Revenue Recognition on Investments in Tax-Exempt Mortgage Revenue Bonds
The interest income received by the Partnership from its tax-exempt mortgage revenue bonds is dependent upon the net cash flow of the underlying properties. Base interest income on fully performing tax-exempt mortgage revenue bonds is recognized as it is earned. Base interest income on tax-exempt mortgage revenue bonds not fully performing is recognized as it is received. Past due base interest on tax-exempt mortgage revenue bonds, which are or were previously not fully performing, is recognized as it is earned. The Partnership reinstates the accrual of base interest once the tax-exempt mortgage revenue bond’s ability to perform is adequately demonstrated. Contingent interest income, which is only received by the Partnership if the property financed by a tax-exempt mortgage revenue bond that contains a contingent interest provision generates excess available cash flow as set forth in each bond, is recognized when realized or realizable.

Revenue Recognition on Investments in Real Estate
The Partnership’s VIEs and the MF Properties (Note 6) are lessors of multifamily rental units under leases with terms of one year or less. Rental revenue is recognized, net of rental concessions, on a straight-line method over the related lease term.

Derivative Instruments and Hedging Activities
The Company accounts for its derivative and hedging activities in accordance with ASC 815-10, Derivative and Hedging (“ASC 815-10”) as amended and interpreted. The ASC on Derivatives and Hedging requires the recognition of all derivative instruments as assets or liabilities in the Company's consolidated balance sheets and measurement of these instruments at fair value. The accounting treatment is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge.  The Company’s interest rate derivative agreements do not have a specific hedge designation under the ASC on derivatives and hedging, and therefore changes in fair value are recognized in the consolidated statements of operations as interest expense.  The Company is exposed to loss should a counterparty to its derivative instruments default.  The Company does not anticipate non-performance by any counterparty.  The fair value of the interest rate derivative agreements is determined based upon current price quotes by recognized dealers.

Net Income per BUC
Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each year presented. The Partnership has no dilutive equity securities and, therefore, basic net income per BUC is the same as diluted net income per BUC.  The following table provides a reconciliation of net income per BUC holder:

	Years Ended December 31,
	2009	2008	2007
Calculation of BUC holders' interest
in income (loss) from continuing operations:
Income (loss) from continuing operations	$(2,907,341)	$(1,687,593)	$103,587
Less: general partners' interest in income	804,223	64,059	99,451
Unallocated loss related to variable interest entities	(6,238,797)	(4,403,883)	(4,276,840)
Noncontrolling interest	(11,540)	(9,364)	(13,030)
BUC holders' interest in income from continuing operations	$2,538,773	$2,661,595	$4,294,006
Calculation of BUC holders' interest
in income from discontinued operations:
Income from discontinued operations	$26,734,754	$646,989	$824,249
Less: general partner's interest in income	-	-	-
Unallocated income related to variable interest entities	26,734,754	646,989	824,249
BUC holders' interest in discontinued operations	$-	$-	$-
Calculation of BUC holders' interest in net income (loss)
Net income (loss)	$23,827,413	$(1,040,604)	$927,836
Less general partner's interest in net income	804,223	64,059	99,451
Unallocated income (loss) related to variable interest entities	20,495,957	(3,756,894)	(3,452,591)
Noncontrolling interest	(11,540)	(9,364)	(13,030)
BUC holders' interest in net income	$2,538,773	$2,661,595	$4,294,006
Weighted average number of units outstanding,
	16,661,969	13,512,928	12,491,490
BUC holders' interest in net income per BUC (basic and diluted):
Income from continuing operations	$0.15	$0.20	$0.34
Income from discontinued operations	-	-	-
Net income	$0.15	$0.20	$0.34

Noncontrolling Interest
Our portfolio owns a non-controlling interest in the MF Properties. Effective January 1, 2009, we adopted Accounting Standards Codification 810 Consolidation (“ASC 810”). ASC 810 established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of ASC 810 required a change in what was formerly minority interest to noncontrolling interest and the placement of noncontrolling interest within the partners’ capital section of the consolidated balance sheet rather than in the mezzanine section of the consolidated balance sheet. As ASC 810 required retrospective adoption, in this annual report the consolidated balance sheet for the year ended December 31, 2008 and the consolidated statements of operations, cash flows, and partners’ capital for the years ended December 31, 2008, and 2007 have been revised to reflect the reclassification of the non-controlling interests.

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

3.  Partnership Income, Expenses and Cash Distributions

The Agreement of Limited Partnership of the Partnership contains provisions for the distribution of Net Interest Income, Net Residual Proceeds and Liquidation Proceeds, for the allocation of income or loss from operations and for the allocation of income and loss arising from a repayment, sale or liquidation of investments.  Income and losses will be allocated to each BUC holder on a periodic basis, as determined by the General Partner, based on the number of BUCs held by each BUC holder as of the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each BUC holder of record on the last day of each distribution period based on the number of BUCs held by each BUC holder as of such date. For purposes of the Agreement of Limited Partnership, cash distributions, if any, received by the Partnership from the Investment in MF Properties (Note 6) will be included in the Partnership’s Interest Income and cash distributions received by the Partnership from the sale of such properties will be included in the Partnership Residual Proceeds.

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

The Agreement of Limited Partnership also allows the General Partner to withhold, from time to time, Interest Income and Residual Proceeds and to place these amounts into a reserve to provide funding for working capital or additional investments.  In 2005, the General Partner placed Net Residual Proceeds representing contingent interest of approximately $10.9 million into the reserve.  As of December 31, 2009, all amounts of Net Residual Proceeds representing contingent interest have been distributed.

The unallocated deficit of the VIEs is primarily comprised of the accumulated historical net losses of the VIEs as of the date of the implementation of the ASC on consolidations. The unallocated deficit of the VIEs and the VIEs net losses subsequent to that date are not allocated to the General Partner and BUC holders as such activity is not contemplated by, or addressed in, the Agreement of Limited Partnership.

4.  Variable Interest Entities

The Partnership operates for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. Each multifamily property financed with tax-exempt mortgage bonds held by the Partnership is owned by a separate entity.  The Partnership does not hold an equity ownership interest in any of these entities; however, the bonds held by the Partnership create a variable interest in the entities.  Under consolidation guidance included in the ASC on consolidations, the Partnership must make an evaluation of these entities to determine if they meet the definition of a “variable interest entity” (“VIE”).  If the underlying entity is determined to be a VIE, the Partnership must then determine if it is the primary beneficiary of each of the VIE pursuant to the terms of each tax-exempt mortgage revenue bond and the criteria within applicable guidance.  The ASC on consolidations is a complex standard that requires significant analysis and judgment.

In order to determine if an entity is a VIE, the Partnership will review an entity’s capital structure to determine if the owners have sufficient capital at risk.  If the Partnership determines that the owners of the entity do not have sufficient capital at risk the entity is considered a VIE.  The Partnership will then evaluate whether it is the primary beneficiary of such VIE by determining whether the Partnership will absorb the majority of the VIE’s expected losses, receive a majority of the VIE’s residual returns, or both.  The Partnership has determined that six of the entities financed by tax-exempt bonds owned by the Partnership at December 31, 2009 are held by VIEs and that the Partnership is the primary beneficiary of these VIEs.  As of December 31, 2009, these consolidated VIEs were included in the results from continuing operations.  As of December 31, 2008, there were eight consolidated VIEs of which five were included in the results from continuing operations while three were presented as discontinued operations.  The Partnership was determined to be the primary beneficiary mainly due to its ability to capture excess cash flows from the underlying property operations in the form of contingent interest on the bonds.  Effectively, the Partnership may absorb the majority of losses through bond or taxable loan defaults and the majority of residual returns through the contingent interest on the bonds.  Since the Partnership has no legal ownership of these VIEs, creditors of the VIEs have no recourse to the Partnership.

The consolidated financial statements of the Company include the assets, liabilities and results of operation of the Partnership and the six VIEs.  Financial information of the Partnership, on a stand-alone basis, includes only the assets, liabilities and results of operation of the Partnership and the MF Properties without the impact of the consolidation of the VIEs.  In the Company’s consolidated financial statements, all transactions and accounts between the Partnership, the MF Properties and the VIEs have been eliminated in consolidation.

The following tables provide information about the six VIEs consolidated in 2009 and the eight VIEs consolidated in 2008 in the Partnership's financial statements under the provisions of the ASC on consolidations, including information on the tax-exempt bond owned by the Partnership which is eliminated in consolidation, as of December 31, 2009 and 2008, respectively. In addition to the tax-exempt bonds detailed below the Partnership has made taxable loans to VIEs with carrying values of $14.4 million and $14.9 million as of December 31, 2009 and 2008, respectively.

VIEs - December 31, 2009
			Base Interest Rate	Principal	Income Earned in 2009
		Maturity		Outstanding at
Property Name	Location	Date		Dec. 31, 2009
Ashley Square	Des Moines, IA	12/1/2025	7.50%	$6,500,000	$494,271
Bent Tree Apartments	Columbia, SC	12/15/2030	7.10%	11,130,000	790,230
Cross Creek Apartments	Beaufort, SC	3/1/2049	6.15%	8,850,000	408,206
Fairmont Oaks Apartments	Gainsville, FL	4/1/2033	6.30%	7,645,000	483,840
Iona Lakes Apartments	Ft. Myers, FL	4/1/2030	6.90%	16,060,000	1,113,315
Lake Forest Apartments	Daytona Beach, FL	12/1/2011	6.90%	10,030,000	696,066
Total Tax-Exempt Mortgage Bonds				$60,215,000	$3,985,928

VIEs - Discontinued Operations - December 31, 2009
			Base Interest Rate	Principal	Income Earned in 2009
		Maturity		Outstanding at
Property Name	Location	Date		Dec. 31, 2009
Ashley Pointe	Evansville, IN	12/1/2027	7.00%	$-	$70,350
Woodbridge Apts. Of Bloomington III	Bloomington, IN	12/1/2027	7.50%	-	141,750
Woodbridge Apts. Of Louisville II	Louisville, KY	12/1/2027	7.50%	-	100,980
Total Tax-Exempt Mortgage Bonds				$-	$313,080

VIEs - Continuing Operations - December 31, 2008
			Base Interest Rate	Principal	Income Earned in 2008
		Maturity		Outstanding at
Property Name	Location	Date		Dec. 31, 2008
Ashley Square	Des Moines, IA	12/1/2025	7.50%	$6,500,000	$495,625
Bent Tree Apartments	Columbia, SC	12/15/2030	7.10%	11,130,000	790,230
Fairmont Oaks Apartments	Gainsville, FL	4/1/2033	6.30%	7,715,000	484,163
Iona Lakes Apartments	Ft. Myers, FL	4/1/2030	6.90%	16,210,000	1,123,320
Lake Forest Apartments	Daytona Beach, FL	12/1/2011	6.90%	10,115,000	704,461
Total Tax-Exempt Mortgage Bonds				$51,670,000	$3,597,799

VIEs - Discontinued Operations - December 31, 2008
			Base Interest Rate	Principal	Income Earned in 2008
		Maturity		Outstanding at
Property Name	Location	Date		Dec. 31, 2008
Ashley Pointe	Evansville, IN	12/1/2027	7.00%	$6,700,000	$476,817
Woodbridge Apts. Of Bloomington III	Bloomington, IN	12/1/2027	7.50%	12,600,000	960,750
Woodbridge Apts. Of Louisville II	Louisville, KY	12/1/2027	7.50%	8,976,000	684,420
Total Tax-Exempt Mortgage Bonds				$28,276,000	$2,121,987

The following tables present the effects of the consolidation of the VIEs on the Company’s Consolidated Balance Sheet and Statements of Operations.

Consolidating Balance Sheet as of December 31, 2009 and 2008:

	Partnership as of December 31, 2009	VIEs as of December 31, 2009	Consolidation -Elimination as of December 31, 2009	Total as of December 31, 2009
Assets
Cash and cash equivalents	$17,009,418	$271,117	$-	$17,280,535
Restricted cash	3,137,244	2,139,973	-	5,277,217
Interest receivable	6,075,991	-	(5,082,810)	993,181
Tax-exempt mortgage revenue bonds	125,703,198	-	(56,303,435)	69,399,763
Real estate assets:
Land	6,736,351	6,667,304	-	13,403,655
Buildings and improvements	37,375,063	65,512,057	(2,631,341)	100,255,779
Real estate assets before accumulated depreciation	44,111,414	72,179,361	(2,631,341)	113,659,434
Accumulated depreciation	(3,324,801)	(18,543,740)	-	(21,868,541)
Net real estate assets	40,786,613	53,635,621	(2,631,341)	91,790,893
Other assets	19,843,456	1,714,940	(15,529,265)	6,029,131
Total Assets	$212,555,920	$57,761,651	$(79,546,851)	$190,770,720

Liabilities
Accounts payable, accrued expenses and other	$1,618,741	$41,691,171	$(39,378,064)	$3,931,848
Distribution payable	2,757,945	-	-	2,757,945
Debt financing	55,363,333	-	-	55,363,333
Mortgage payable	30,116,854	57,764,026	(57,764,026)	30,116,854
Total Liabilities	89,856,873	99,455,197	(97,142,090)	92,169,980
Partners' Capital
General Partner	271,051	-	-	271,051
Beneficial Unit Certificate holders	122,365,491	-	8,117,390	130,482,881
Unallocated deficit of variable interest entities	-	(41,693,546)	9,477,849	(32,215,697)
Total Partners' Capital	122,636,542	(41,693,546)	17,595,239	98,538,235
Noncontrolling interest	62,505	-	-	62,505
Total Capital	122,699,047	(41,693,546)	17,595,239	98,600,740
Total Liabilities and Partners' Capital	$212,555,920	$57,761,651	$(79,546,851)	$190,770,720

	Partnership as of December 31, 2008	VIEs as of December 31, 2008	Consolidation -Elimination as of December 31, 2008	Total as of December 31, 2008
Assets
Cash and cash equivalents	$7,068,297	$127,977	$-	$7,196,274
Restricted cash	10,836,084	2,012,530	-	12,848,614
Interest receivable	4,249,760	-	(3,480,559)	769,201
Tax-exempt mortgage revenue bonds	112,991,268	-	(68,498,742)	44,492,526
Real estate assets:
Land	4,991,590	5,783,200	-	10,774,790
Buildings and improvements	31,877,661	55,026,082	-	86,903,743
Real estate assets before accumulated depreciation	36,869,251	60,809,282	-	97,678,533
Accumulated depreciation	(1,519,845)	(15,979,825)	-	(17,499,670)
Net real estate assets	35,349,406	44,829,457	-	80,178,863
Other assets	16,332,459	1,383,674	(13,452,196)	4,263,937
Assets of discontinued operations	-	8,113,861	-	8,113,861
Total Assets	$186,827,274	$56,467,499	$(85,431,497)	$157,863,276

Liabilities and Owners' Equity
Accounts payable, accrued expenses and other	$1,571,177	$31,565,556	$(29,756,067)	$3,380,666
Distribution Payable	2,432,327	-	-	2,432,327
Debt financing	76,565,237	-	(19,583,660)	56,981,577
Mortgage payable	30,908,790	51,670,000	(51,670,000)	30,908,790
Liabilities of discontinued operations	-	42,900,305	(19,635,716)	23,264,589
Total Liabilities	111,477,531	126,135,861	(120,645,443)	116,967,949
Partners' Capital
General Partner	261,785	-	-	261,785
Beneficial Unit Certificate holders	75,020,242	-	18,257,238	93,277,480
Unallocated deficit of variable interest entities	-	(69,668,362)	16,956,708	(52,711,654)
Total Partners' Capital	75,282,027	(69,668,362)	35,213,946	40,827,611
Noncontrolling interest	67,716	-	-	67,716
Total Capital	75,349,743	(69,668,362)	35,213,946	40,895,327
Total Liabilities and Partners' Capital	$186,827,274	$56,467,499	$(85,431,497)	$157,863,276

Consolidating Statements of Operations for the years ended December 31, 2009, 2008 and 2007:

	Partnership	VIEs	Consolidation-Elimination	Total
	For the	For the	For the	For the
	Year Ended	Year Ended	Year Ended	Year Ended
	Dec. 31, 2009	Dec. 31, 2009	Dec. 31, 2009	Dec. 31, 2009
Revenues:
Property revenues	$7,045,578	$8,621,475	$-	$15,667,053
Mortgage revenue bond investment income	11,087,923	-	(6,834,759)	4,253,164
Gain on sale of assets held for sale	862,865	-	-	862,865
Other interest income	106,082	-	-	106,082
Loss on sale of securities	(127,495)	-	127,495	-
Total Revenues	$18,974,953	$8,621,475	$(6,707,264)	$20,889,164
Expenses:
Real estate operating (exclusive of items shown below)	4,151,353	5,976,304	-	10,127,657
Provison for loan loss	1,696,730	-	(294,999)	1,401,731
Depreciation and amortization	3,514,073	2,608,915	(55,658)	6,067,330
Interest	4,283,680	6,847,884	(6,929,438)	4,202,126
General and administrative	1,997,661	-	-	1,997,661
Total Expenses	$15,643,497	$15,433,103	$(7,280,095)	$23,796,505
Income (loss) from continuing operations	3,331,456	(6,811,628)	572,831	(2,907,341)
Income (loss) from discontinued operations	-	34,786,445	(8,051,691)	26,734,754
Net income (loss)	3,331,456	27,974,817	(7,478,860)	23,827,413
Less: net loss attributable to noncontrolling interest	11,540	-	-	11,540
Net income (loss) - America First Tax Exempt Investors, L. P.	$3,342,996	$27,974,817	$(7,478,860)	$23,838,953

	Partnership	VIEs	Consolidation-Elimination	Total
	For the	For the	For the	For the
	Year Ended	Year Ended	Year Ended	Year Ended
	Dec. 31, 2008	Dec. 31, 2008	Dec. 31, 2008	Dec. 31, 2008
Revenues:
Property revenues	$4,793,535	$8,938,510	$41,756	$13,773,801
Mortgage revenue bond investment income	10,102,802	-	(5,872,597)	4,230,205
Other interest income	150,786	-	-	150,786
Loss on the sale of security	(68,218)	-	-	(68,218)
Total Revenues	$14,978,905	$8,938,510	$(5,830,841)	$18,086,574
Expenses:
Real estate operating (exclusive of items shown below)	2,628,606	6,243,613	-	8,872,219
Depreciation and amortization	2,728,096	2,318,580	(59,259)	4,987,417
Interest	5,097,454	5,941,543	(6,932,925)	4,106,072
General and administrative	1,808,459	-	-	1,808,459
Total Expenses	$12,262,615	$14,503,736	$(6,992,184)	$19,774,167
Income (loss) from continuing operations	2,716,290	(5,565,226)	1,161,343	(1,687,593)
Income (loss) from discontinued operations	-	(1,515,365)	2,162,354	646,989
Net income (loss)	2,716,290	(7,080,591)	3,323,697	(1,040,604)
Less: net loss attributable to noncontrolling interest	9,364	-	-	9,364
Net income (loss) - America First Tax Exempt Investors, L. P.	$2,725,654	$(7,080,591)	$3,323,697	$(1,031,240)

	Partnership	VIEs	Consolidation-Elimination	Total
	For the	For the	For the	For the
	Year Ended	Year Ended	Year Ended	Year Ended
	Dec. 31, 2007	Dec. 31, 2007	Dec. 31, 2007	Dec. 31, 2007
Revenues:
Property revenues	$2,066,487	$8,887,595	$254,127	$11,208,209
Mortgage revenue bond investment income	9,379,859	-	(6,152,605)	3,227,254
Other interest income	751,797	-	-	751,797
Total Revenues	$12,198,143	$8,887,595	$(5,898,478)	$15,187,260
Expenses:
Real estate operating (exclusive of items shown below)	1,230,694	6,068,563	-	7,299,257
Depreciation and amortization	1,478,279	2,205,034	(72,064)	3,611,249
Interest	3,531,192	5,738,459	(6,674,035)	2,595,616
General and administrative	1,577,551	-	-	1,577,551
Total Expenses	7,817,716	$14,012,056	$(6,746,099)	$15,083,673
Income (loss) from continuing operations	4,380,427	(5,124,461)	847,621	103,587
Income (loss) from discontinued operations	-	(1,382,605)	2,206,854	824,249
Net income (loss)	4,380,427	(6,507,066)	3,054,475	927,836
Less: net loss attributable to noncontrolling interest	13,030	-	-	13,030
Net income (loss) - America First Tax Exempt Investors, L. P.	$4,393,457	$(6,507,066)	$3,054,475	$940,866

In February 2009, the tax-exempt mortgage revenue bonds secured by assets of the VIEs presented as discontinued operations as of December 31, 2008 were redeemed.  In order to properly reflect the transaction under the ASC on consolidations, the Company will record the redemption of the bonds as the sale of the properties as though they were owned by the Company.  The transaction was completed in the first quarter of 2009 for a total purchase price of $32.0 million resulting in an gain on sale for GAAP reporting of approximately $26.5 million.  The redemption of the bonds did not result in a taxable gain to the Partnership.

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

The tax-exempt mortgage revenue bonds owned by the Company have been issued to provide construction and/or permanent financing of multifamily residential properties. The Company had the following investments in tax-exempt mortgage revenue bonds as of dates shown:

	December 31, 2009
Description of Tax-Exempt	Cost adjusted	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage Revenue Bonds	for pay-downs

Bella Vista	$6,740,000	$-	$(946,161)	$5,793,839
Bridle Ridge	7,885,000	-	(1,143,404)	6,741,596
Brookstone	7,351,469	379,508		7,730,977
Clarkson College	5,936,665	-	(620,670)	5,315,995
Gardens of DeCordova	4,853,000	-	(1,302,060)	3,550,940
Gardens of Weatherford	4,686,000	-	(1,450,223)	3,235,777
Runnymede	10,825,000	-	(1,385,383)	9,439,617
Southpark	11,919,860	427,699	-	12,347,559
Woodland Park	15,662,000	-	(4,210,416)	11,451,584
Woodlynn Village	4,550,000	-	(758,121)	3,791,879
	$80,408,994	$807,207	$(11,816,438)	$69,399,763

	December 31, 2008
Description of Tax-Exempt	Cost adjusted	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage Revenue Bonds	for pay-downs

Bella Vista	$6,785,000	$-	$(1,821,433)	$4,963,567
Bridle Ridge	7,885,000	-	(2,047,419)	5,837,581
Clarkson College	6,018,333	-	(1,241,441)	4,776,892
Gardens of DeCordova	4,870,000	-	(1,493,142)	3,376,858
Gardens of Weatherford	4,702,000	-	(1,566,989)	3,135,011
Runnymede	10,825,000	-	(2,902,074)	7,922,926
Woodland Park	15,715,000	-	(4,507,533)	11,207,467
Woodlynn Village	4,550,000	-	(1,277,776)	3,272,224
	$61,350,333	$-	$(16,857,807)	$44,492,526

Valuation - As all of the Company’s investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  Due to the limited market for the tax-exempt bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the bonds.  There is no active trading market for the bonds and price quotes for the bonds are not generally available.  As of December 31, 2009 and December 31, 2008, all of the Company’s tax-exempt mortgage revenue bonds were valued using discounted cash flow and yield to maturity analyses performed by management.  Management’s valuation encompasses judgment in its application.  The key assumption in management’s yield to maturity analysis is the range of effective yields on the individual bonds.  At December 31, 2009, the range of effective yields on the individual bonds was 7.0% to 8.9%.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these bonds.  Assuming an immediate 10 percent adverse change in the key assumption, the effective yields on the individual bonds would increase to a range of 7.7% to 9.7% and would result in additional unrealized losses on the bond portfolio of approximately $6.0 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  Pricing services, broker quotes and management’s analyses provide indicative pricing only.

Unrealized gains or losses on these tax-exempt bonds are recorded in accumulated other comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. As of December 31, 2009, all of the current bond investments except the Southpark and Brookstone investments have been in an unrealized loss position for greater than twelve months.  The Company has reviewed each of its mortgage revenue bonds for impairment. Based upon this evaluation, the current unrealized losses on the bonds are not considered to be other-than-temporary.

Although valuations have improved since December 31, 2008, if the credit and capital markets deteriorate further, the Company experiences deterioration in the values of its investment portfolio or if the Company’s intent and ability to hold certain bonds changes, the Company may incur impairments to its investment portfolio which could negatively impact the Company’s financial condition, cash flows, and reported earnings.

As of December 31, 2009, based on an accumulation of individual circumstances, the Partnership has identified three tax-exempt mortgage revenue bonds for which certain actions may be necessary to protect the Partnership’s position as a secured bondholder and lender.  These bonds are Woodland Park, The Gardens of DeCordova and The Gardens of Weatherford.  As of December 31, 2009, each of these properties was current with its bond debt service to the Partnership.  The Partnership has evaluated these bond holdings for an other-than-temporary decline in value as of December 31, 2009 (see Footnote 2 for discussion of our impairment testing method).  Based on this evaluation, the Partnership has concluded that no other-than-temporary impairment of these bonds existed at December 31, 2009.

Our ability to recover the tax-exempt mortgage revenue bonds entire amortized cost basis is dependent upon the issuer being able to meet debt service requirements.  The primary source of repayment is the cash flows produced by the property which serves as the collateral for the bonds.  The Company utilizes a discounted cash flow model for the underlying property and compares the results of the model to the amortized cost basis of the bond.  If the discounted cash flows from a property are less than the amortized cost of the bond, we believe that there is a strong indication that the cash flows from the property will not support the payment of the required principle and interest on the bond and, accordingly, the bonds are considered other-than-temporarily impaired.  These models reflect the cash flows expected to be generated by the underlying properties over a ten year period, including an assumed property sale at the end of year ten, discounted using the effective interest rate which is equal to the stated rate on the bonds as they were purchased at par in accordance with the accounting guidance in ASC 320-10-35-33D.  The inputs to these models require management to make assumptions the most significant of which include:

•
Revenue and expense projections for the property operations, which result in the estimated net operating income generated over the ten year holding period assumed in the model.  Base year (model year one) assumptions are based on historical financial results and operating budget information.  Base year assumptions are then adjusted for expected changes in occupancy, rental rates and expenses., and

•
The capitalization rate utilized to estimate the sales proceeds from an assumed property sale in year ten of the model.  The capitalization rate used in the current year models was 7.0% which the Partnership believes represents a reasonable market rate for multifamily properties.

The revenue, expense and resulting net operating income projections which are the basis for the discounted cash flow model are based on judgment.  Operating results from a multifamily residential property depends on the rental and occupancy rates of the property and the level of operating expenses.  Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located.  This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans.  In addition, factors such as government regulation, inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

The various revenue and expense projections for each of the three property operations are summarized as follows:

•
Woodland Park – Revenue and expenses for model year one (2010) are equal to the property budget.  Budgeted revenues of approximately $1.3 million are based on a budgeted average occupancy of 68%.  Budgeted expenses are approximately $800,000.  Revenues are projected to grow over the ten years in the model to approximately $2.2 million in year ten based on average annual rental increases of 2% and an average occupancy increasing over time to 93%.  Expenses are projected to grow to approximately $1.0 million in year ten based on average annual increases of 2.5%.

•
The Gardens of DeCordova - Revenue and expenses for model year one (2010) are equal to the property budget.  Budgeted revenues of approximately $500,000 are based on a budgeted average occupancy of 65%.  Budgeted expenses are approximately $325,000.  Revenues are projected to grow over the ten years in the model to approximately $725,000 in year ten based on average annual rental increases of 2% and an average occupancy increasing over time to 93%.  Expenses are projected to grow to approximately $315,000 in year ten based on average annual increases of 2.5%.

•
The Gardens of Weatherford - Revenue and expenses included in the valuation model are based on pro-forma financial statements completed for the project finance underwriting.  Because the property is under construction, no cash flow is projected for model year one (2010).  Model year two is projected as the first year of property operations.  Model year two revenues are projected to be approximately $300,000 based on a projected average occupancy of 40%.  Projected expenses are approximately $235,000.  Revenues are projected to grow to approximately $775,000 in year ten based on average annual rental increases of 2% and an average occupancy increasing over time to 93%.  Expenses are projected to grow to approximately $305,000 in year ten based on average annual increases of 2.5%.

The following is a discussion of the circumstances related to each of these bonds.

Woodland Park.  The construction of Woodland Park was completed in November 2008 and lease-up continues, however, the property has not yet reached stabilization which is defined in the bond documents as the generation of a 1.15:1 debt service coverage ratio for six straight months.  As result of the failure to reach stabilization, the bond is in technical default.  As of December 31, 2009 and February 28, 2010, the property had 116 units leased out of total available units of 236, or 49% physical occupancy.  This affordable housing project has 100% of its units set aside for tenants that make less than 60% of the area median income.  The Partnership believes that this 100% set aside of units for affordable tenants is the most significant issue in the slow lease-up of the property and that stabilization could be achieved more quickly if the set aside of affordable units is lowered, thereby removing the income restriction from prospective tenants for a portion of the available units.  The Partnership has requested that the property owner change the set aside of units for affordable tenants to 75% thereby allowing 59 units to be rented to “market rate” tenants.  Additionally, the Partnership has verbally notified the property owner of its expectation that any shortfalls in debt service resulting from the slow lease-up of the property will be funded through additional capital contributions, although they are not contractually required to do so.  The Partnership will continue to monitor this property closely and work with the property owner to ensure bond debt service is maintained.  The property makes semi-annual debt service payments to the Partnership.  The next debt service payment is scheduled for May 1, 2010.  Should the property be unable to make this payment the Partnership expects to issue a Notice of Default through the bond trustee and to begin foreclosure procedures.

The Gardens of DeCordova.  The construction of The Gardens of DeCordova was completed in April 2009 and lease-up continues, however, the property has not yet reached stabilization which is defined in the bond documents as the generation of a 1.15:1 debt service coverage ratio for six straight months.  As result of the failure to reach stabilization, the bond is in technical default.  As of December 31, 2009, the property had 31 units leased out of total available units of 76, or 41% physical occupancy.  As of February 28, 2010, the property had 32 units leased out of total available units of 76, or 42% physical occupancy.   This property is a senior (55+) affordable housing project located in Granbury, Texas in the Dallas-Fort Worth area.  The Partnership believes the most significant issue in the slow lease-up of the property is the current single family housing market in the Dallas-Fort Worth area.  Many potential tenants must first sell their existing home before they are able to move into a rental unit.  In September 2009, the Partnership was notified by the tax credit limited partner of the owner of The Gardens of DeCordova of its intent to withdraw from the limited partnership.  In January 2010, the Partnership concluded its best course of action for the removal of the current limited partner was to issue a Notice of Default through the bond trustee and to begin foreclosure procedures.  Such notice was issued in February 2010 and the foreclosure was completed in March 2010.  Through this process the Partnership has effectively removed the limited partner which will allow the property owner to “re-syndicate” the LIHTCs to a new limited partner thereby providing additional capital to the project.  The underwriting estimate of LIHTCs to be generated by this property that would be available for “re-syndication” is approximately $2.8 million.  The syndication of the LIHTCs, at an amount less than the gross credits generated, would provide additional capital for the project in the form of new limited partner equity.  The Partnership believes that, if this can be accomplished, such new equity would be sufficient to allow for the current bonds to remain in place and operations be funded through an extended lease-up period.  Until such time as new ownership is in place and additional capital is contributed, the full impact of these developments will not be known.

The Gardens of Weatherford.  The Gardens of Weatherford Apartments is currently under construction in Weatherford, Texas and will contain 76 units upon completion.  This property is a senior (55+) affordable housing project located in Weatherford, Texas in the Dallas-Fort Worth area.  At this time infrastructure construction activities have been substantially completed but no construction has begun on the actual apartment buildings.  As result of the failure to complete construction, the bond is in technical default.  Construction was significantly delayed due to numerous zoning, planning and design issues encountered in the building permit application process.  In September 2009, the Partnership was notified by the tax credit limited partner of the owner of The Gardens of Weatherford of its intent to withdraw from the limited partnership.  While approximately $2.0 million remains on deposit with the bond trustee for the Gardens of Weatherford, such funds are insufficient to complete construction of the project or to pay the outstanding principal on the bonds should the project not be constructed.  In January 2010, the Partnership concluded its best course of action for the removal of the current limited partner was to issue a Notice of Default through the bond trustee and to begin foreclosure procedures.  Such notice was issued in February 2010 and the foreclosure was completed in March 2010.  Through this process the Partnership has effectively removed the limited partner which will allow the property owner to recapitalize the property by pursuing an alternative plan of financing.  Specifically, the Partnership has worked with the general partner of the owner to identify available Tax Credit Assistance Program (“TCAP”) funding through application to the Texas Department of Housing and Community Affairs (“TDHCA”). A TCAP Written Agreement with TDHCA has been entered into which commits TCAP funds to the project and final approval of the funding was received from the TDHCA board in March 2010.  The Partnership believes that the TCAP funding will be sufficient to allow for the current bonds to remain in place, construction to be complete and operations to be funded through an extended lease-up period.  Formal agreements must still be finalized before such funds are available to the project.  Formal agreements are expected to be completed and funding available prior to the end of the second quarter of 2010.

Recent Bond Acquisitions

In October 2009, the Company acquired the Series 2007 Brookstone Apartments Project tax-exempt mortgage revenue bond for approximately $7.3 million which represented 100% of the bond issuance. The bond par value is $9.6 million and earns interest at an annual rate of 5.45% with a monthly interest payment and stated maturity date of May 1, 2040. Based on the purchase price discount, the bond will yield approximately 7.5% to the Company.  The bond was issued for the construction of the Brookstone Apartments, a 168 unit multifamily apartment complex located in Waukegan, Illinois.

In August 2009, the Company acquired the tax-exempt mortgage revenue bond for a 192 unit multi-family apartment complex in Austin, Texas known as South Park Ranch apartments for $11.9 million which represented 100% of the bond issuance. The bond par value is $14.2 million and the bond earns interest at an annual rate of 6.125%. The interest payments are payable on June 1 and December 1with a stated maturity date of December 1, 2049. The Bonds are subject to mandatory sinking fund redemption schedule at a redemption price equal to 100% of the principal amount over the term of the bond beginning December 1, 2010.

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

The Company has determined that the underlying entities that own the Brookstone Apartments, South Park Ranch Apartments, Woodlynn Village Apartments and Bridle Ridge Apartments which are financed by bonds owned by the Partnership do not meet the definition of a VIE and accordingly, their financial statements are not required to be consolidated into the Company’s consolidated financial statements under the ASC on consolidations.

Descriptions of certain terms of the tax-exempt mortgage revenue bonds are as follows:

			Base Interest Rate	Principal	Income Earned in
		Maturity		Outstanding at
Property Name	Location	Date		Dec. 31, 2009	2009

Bella Vista	Gainesville, TX	4/1/2046	6.15%	$6,740,000	$415,201
Bridle Ridge	Greer, SC	1/1/2043	6.00%	7,885,000	473,100
Brookstone	Waukegan, IL	5/1/2040	5.45%	9,600,000	90,024
Clarkson College	Omaha, NE	11/1/2035	6.00%	5,936,665	358,492
Gardens of DeCordova	Granbury, TX	5/1/2047	6.00%	4,853,000	291,520
Gardens of Weatherford	Weatherford, TX	5/1/2047	6.00%	4,686,000	281,480
Runnymede	Austin, TX	10/1/2042	6.00%	10,825,000	649,500
Southpark	Austin, TX	12/1/2049	6.13%	14,175,000	301,465
Woodland Park	Topeka, KS	11/1/2047	6.00%	15,013,000	903,367
Woodland Park	Topeka, KS	11/1/2047	8.00%	649,000	52,000
Woodlynn Village	Maplewood, MN	11/1/2042	6.00%	4,550,000	273,000
Total Tax-Exempt Mortgage Bonds				$84,912,665	$4,089,149

			Base Interest Rate	Principal	Income Earned in
		Maturity		Outstanding at
Property Name	Location	Date		Dec. 31, 2008	2008

Bella Vista	Gainesville, TX	4/1/2046	6.15%	$6,785,000	$417,508
Bridle Ridge	Greer, SC	1/1/2043	6.00%	7,885,000	461,273
Clarkson College	Omaha, NE	11/1/2035	6.00%	6,018,333	363,071
Gardens of DeCordova	Granbury, TX	5/1/2047	6.00%	4,870,000	293,012
Gardens of Weatherford	Weatherford, TX	5/1/2047	6.00%	4,702,000	282,904
Runnymede	Austin, TX	10/1/2042	6.00%	10,825,000	649,500
Woodland Park	Topeka, KS	11/1/2047	6.00%	15,065,000	903,900
Woodland Park	Topeka, KS	11/1/2047	8.00%	650,000	52,000
Woodlynn Village	Maplewood, MN	11/1/2042	6.00%	4,550,000	250,250
Total Tax-Exempt Mortgage Bonds				$61,350,333	$3,673,418

6.  Real Estate Assets

MF Properties

To facilitate its investment strategy of acquiring additional tax-exempt mortgage bonds secured by MF Properties, the Company has caused its various Holding Companies to acquire 99% limited partner positions in the nine limited partnerships that own the MF Properties.  The general partners of these partnerships are unaffiliated parties and their 1% ownership interest in these limited partnerships is reflected in the Company’s consolidated financial statements as non-controlling interests.  The Partnership expects each of these MF Properties to eventually be sold either to a not-for-profit entity or in connection with a syndication of Low Income Housing Tax Credits. The Company expects to provide the tax-exempt mortgage revenue bonds to the new property owners as part of the restructuring.  As of December 31, 2009, the Company’s wholly-owned subsidiaries held limited partnership interests in nine entities that own MF Properties containing a total of 964 rental units, of which four are located in Ohio, two are located in Kentucky, one is located in Virginia, one is located in Georgia, and one in North Carolina.

The Company had the following investments in MF Properties as of December 31, 2009 and 2008:

					Carrying
Property Name	Location	Number of Units	Land	Building and Improvements	Value at December 31, 2009
Eagle Ridge	Erlanger, KY	64	$290,763	$2,431,975	$2,722,738
Meadowview	Highland Heights, KY	118	703,936	4,961,618	5,665,554
Crescent Village	Cincinnati, OH	90	353,117	4,344,981	4,698,098
Willow Bend	Hilliard, OH	92	580,130	3,029,928	3,610,058
Postwoods I	Reynoldsburg, OH	92	572,066	3,291,550	3,863,616
Postwoods II	Reynoldsburg, OH	88	576,438	3,296,174	3,872,612
Churchland	Chesapeake, VA	124	1,171,146	6,298,605	7,469,751
Glynn Place	Brunswick, GA	128	743,996	4,572,850	5,316,846
Greens of Pine Glen	Durham, NC	168	1,744,760	5,147,383	6,892,143
					44,111,416
Less accumulated depreciation (depreciation expense of approximately $1.8 million in 2009)					(3,324,801)
Balance at December 31, 2009					$40,786,615

					Carrying
Property Name	Location	Number of Units	Land	Buildings and Improvements	Value at December 31, 2008
Eagle Ridge	Erlanger, KY	64	$290,763	$2,393,762	$2,684,525
Meadowview	Highland Heights, KY	118	703,936	4,912,777	5,616,713
Crescent Village	Cincinnati, OH	90	353,117	4,312,152	4,665,269
Willow Bend	Hilliard, OH	92	580,130	3,006,278	3,586,408
Postwoods I	Reynoldsburg, OH	92	572,066	3,247,757	3,819,823
Postwoods II	Reynoldsburg, OH	88	576,438	3,272,331	3,848,769
Churchland	Chesapeake, VA	124	1,171,146	6,258,835	7,429,981
Glynn Place	Brunswick, GA	128	743,996	4,473,767	5,217,763
					36,869,251
Less accumulated depreciation (depreciation expense of approximately $1.1 million in 2008)					(1,519,845)
Balance at December 31, 2008					$35,349,406

The Greens of Pine Glen Limited Partnership (“Greens”), which is located in North Carolina, was acquired in February 2009, for a $7.0 million purchase price.  The Company incurred transaction expenses of approximately $165,000 which were expensed based on the Company’s adoption of the ASC on business combinations, (pre-codification reference SFAS No. 141R), on January 1, 2009. As a result, the financial statements of this property have been consolidated with those of the Partnership since that time.  The Company has allocated $6.8 million of the purchase price to real estate assets.  The purchase price was funded through an assumed mortgage loan of $6.5 million and cash on hand. The unpaid balance of the note bears a 7% annual interest rate payable monthly.  The initial maturity date of the loan is September 2010 at which time the borrower has an option to extend the note for 18 months.

In 2008, the Glynn Place Apartments (“Glynn Place”) and The Commons at Churchland (“Churchland”) were acquired by wholly-owned subsidiaries of the Company.   Glynn Place which is located in Georgia, was acquired on October 30, 2008 for a $5.4 million purchase price plus transaction expenses of approximately $500,000.  The purchase price was funded through a mortgage loan of $4.5 million and cash of approximately $1.4 million.  The cash portion of the purchase price was funded by cash on hand.  Churchland, which is located in Virginia, was acquired on August 29, 2008 for a $7.5 million purchase price plus transaction expenses of approximately $400,000.  The purchase price was funded through a first mortgage loan of $5.5 million, a second mortgage loan of $1.0 million and cash of approximately $1.4 million.  The cash portion of the purchase price was funded by cash on hand.  Individually these acquisitions are not material but in the aggregate they must be disclosed pursuant to the ASC on business combinations. A condensed balance sheet at the date of acquisition for each of the 2008 acquisitions is included below.

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

The table below shows the pro forma condensed consolidated results of operations of the Company as if the Churchland and Glynn Place properties had been acquired at the beginning of the period presented:

	For year	For year
	Ended December 31, 2008	Ended December 31, 2007

Revenues	$19,629,527	$24,226,538
Net income	(1,163,755)	(838,163)
Net income allocated to BUC holders	2,530,406	2,505,145
BUC holders' interest in net income per unit (basic and diluted)	$0.19	$0.19

The pro forma financial information represents the historical operating results of the combined Company with adjustments for purchase accounting and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented.

VIE Properties

In addition to the MF Properties, the Company consolidates the assets, liabilities and results of operation of the VIEs in accordance with the ASC on consolidations.  Although the assets of the VIEs are consolidated, the Company has no ownership interest in the VIEs other than to the extent they serve as collateral for the tax-exempt mortgage revenue bonds owned by the Partnership.  The results of operations of those properties are recorded by the Company in consolidation but any net income or loss from these properties does not accrue to the BUC holders or the general partner, but is instead included in "Unallocated deficit of variable interest entities.”

The Company consolidated the following properties owned by the VIEs in continuing operations as of December 31, 2009 and 2008:

					Carrying
Property Name	Location	Number of Units	Land	Buildings and Improvements	Value at December 31, 2009
Ashley Square	Des Moines, IA	144	$650,000	$7,602,048	$8,252,048
Bent Tree Apartments	Columbia, SC	232	986,000	11,484,397	12,470,397
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,285,551	9,135,951
Iona Lakes Apartments	Ft. Myers, FL	350	1,900,000	17,269,181	19,169,181
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	10,990,328	12,387,128
Cross Creek Apartments	Beaufort, SC	144	844,103	7,249,210	8,133,313
					69,548,018
Less accumulated depreciation (depreciation expense of approximately $2.6 million in 2009)					(18,543,740)
Balance at December 31, 2009					$51,004,278

					Carrying
Property Name	Location	Number of Units	Land	Buildings and Improvements	Value at December 31, 2008
Ashely Square	Des Moines, IA	144	$650,000	$7,522,190	$8,172,190
Bent Tree Apartments	Columbia, SC	232	986,000	11,391,963	12,377,963
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,162,077	9,012,477
Iona Lakes Apartments	Ft. Myers, FL	350	1,900,000	17,034,120	18,934,120
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	10,915,732	12,312,532
					60,809,282
Less accumulated depreciation (depreciation expense of approximately $2.3 million in 2008)					(15,979,825)
Balance at December 31, 2008					$44,829,457

7.  Other Assets

The Company had the following Other Assets as of dates shown:

	December 31, 2009	December 31, 2008
Taxable loan receivable	$4,303,941	$-
Less: Allowance for taxable loans	(735,719)	-
Judgment receivable	713,543	989,131
Less: Allowance for judgment receivable	(700,000)	-
Deferred financing costs - net	757,174	1,444,453
Prepaid insurance	607,980	529,587
Fair value of derivative contracts	140,507	302,849
Assets held for sale	375,000	375,000
Other receivables	566,705	622,917
Total Other Assets	$6,029,131	$4,263,937

In addition to the tax-exempt mortgage revenue bonds held by the Company, taxable mortgage loans have been made to the owners of the properties which secure the bonds and are reported as Other Assets.  The Company periodically, or as changes in circumstances or operations dictate, evaluates such taxable loans for impairment.  The value of the underlying property assets is ultimately the most relevant measure of value to support the taxable loan values.  The Company utilizes a discounted cash flow model in estimating a property fair value.  A number of different DCF models contain varying assumptions are considered.   The various models may assume multiple revenue and expense scenarios, various capitalization rates and multiple discount rates.  Other information, such as independent appraisals, may be considered in estimating a property fair value.  If the estimated fair value of the property after deducting the amortized cost basis of any senior tax-exempt mortgage revenue bond exceeds the principal balance of the property loan then no potential loss is indicated and no allowance for loan loss is needed.

As of December 31, 2009, Woodland Park, The Gardens of DeCordova and The Gardens of Weatherford owed the Partnership approximately $700,000, $315,000 and $335,000, respectively, under taxable loans.  In estimating the property valuation for these three properties in the current year, the most significant assumptions utilized in the discounted cash flow models were the same as those discussed in Footnote 5 above except that the specific discount rate used to estimate the property valuation in the current year models was 7.0%.  The Partnership believes this represents a rate at which a multifamily property could obtain current tax-exempt financing similar to the current existing outstanding bonds.  In addition to the discounted cash flow models utilized to estimate the property valuation, the Company obtained independent appraisals for these properties.  Based on the results of the discounted cash flow models and an evaluation of the appraisals, the Partnership has estimated the property value for the three properties collateralizing the taxable loans as follows:

•	Woodland Park - $15.7 million,
•	The Gardens of DeCordova - $5.3 million, and
•	The Gardens of Weatherford - $5.3 million.

Based on these estimated property valuations and after subtracting the amortized cost of the tax-exempt bonds, the Partnership has concluded that no impairment of the taxable loans made to The Gardens of DeCordova and The Gardens of Weatherford existed, however, an allowance for loan loss of approximately $700,000 was recorded to reserve for the entire taxable loan balance due from Woodland Park.  The Partnership will continue to monitor these investments for changes in circumstances that might warrant an impairment charge.

In June 2007, the Company acquired bonds which were to finance the construction of a 72 unit multifamily apartment complex in Gardner, Kansas known as Prairiebrook Village.  The property owner defaulted on these bonds and the bond trustee filed a petition of foreclosure on the mortgage securing the bonds in May 2008.  The Company received approximately $4.8 million from the trustee representing unused bond proceeds and has received a summary judgment against the owner and developer for the unpaid principal balance.  In 2008, the Company took ownership of the land which was owned by the project, currently recorded as an asset held for sale valued at $375,000, and recorded a receivable of approximately $987,000 representing the remaining amounts due from the project owner and developer based on summary judgment obtained.  The current receivable amount is $713,500.  The Company has placed liens on assets identified and garnishing wages from the judgment parties.  Additionally, the Company identified over 25 legal entities which own or operate real property in which one of the judgment parties has an ownership interest.  The Company requested documentation in regard to the ownership interests.  In February 2010 the Company was informed that the ownership interests had been pledged to others, that further information will not be provided and that bankruptcy protection may be sought.  The Company expects to seek a subpoena for the ownership documentation and will continue to pursue collections efforts; however, given this new information, the Company has decided to record an allowance for bad debt against the judgment receivable as of December 31, 2009.  The allowance for bad debt recorded was $700,000 leaving a net receivable of approximately $13,500 that is expected to be recovered through the garnished wages.

In April 2009, the Company acquired the Series A and B Oak Grove Commons Apartments tax-exempt mortgage revenue bonds for $2.6 million which represented 100% of the bond issuance.  The Series A bond par value is $5.6 million and the Series B bond par value is $1.4 million.  The bonds were issued for the construction of the Oak Grove Commons Apartments, a 168 unit multifamily apartment complex located in Conway, Arkansas.  At the time of acquisition the bonds were in technical default as the property had not reached stabilization and was not current on debt service.  The Company purchased the bonds with the intent to evaluate the property and determine if the bonds could be restructured and maintained as an investment.  The Company determined that it would no longer maintain the bond as an investment and, therefore, foreclosed on the bonds.  In June 2009, the Company took ownership of the property with the intent to sell the apartment complex to a third party and classified the property as an asset held for sale.  In September 2009, the Company sold Oak Grove to an unaffiliated party for $3.75 million.  After the deduction of selling expenses, commissions and cash advances made to the property, the Company realized a taxable gain of approximately $863,000 from the sale.  The General Partner approved a special distribution of the net cash proceeds realized on this transaction.  In accordance with the Company’s Agreement of Limited Partnership, this special distribution was considered a distribution of Tier 2 Net Residual Proceeds and, as such, was distributed 75% to the BUCs and 25% to the General Partner.  The distribution to the BUCs of $0.035 per unit was made on October 30, 2009 to the BUCs of record as of September 30, 2009.  The remainder of the special distribution, approximately $215,000, was paid to the General Partner.

8.  Discontinued Operations

In February 2009, the tax-exempt mortgage revenue bonds secured by Ashley Pointe at Eagle Crest in Evansville, Indiana, Woodbridge Apartment of Bloomington III in Bloomington, Indiana, and Woodbridge Apartments of Louisville II in Louisville, Kentucky were redeemed.  The properties financed by these redeemed mortgage revenue bonds were required to be consolidated into the Company’s financial statements as VIEs under the ASC on consolidations as described below under “Effects of Implementation of ASC 810-10 on Financial Reporting”.  During the fourth quarter of 2008, these VIEs met the criteria for discontinued operations under the ASC on property, plant, and equipment and they were classified as such in the consolidated financial statements for all periods presented. In order to properly reflect the transaction under the ASC on consolidations, the Company recorded the redemption of the bonds as a sale of the properties as though they were owned by the Company.  The transaction was completed for a total purchase price of $32.0 million resulting in a gain on sale for GAAP reporting to the Company of approximately $26.5 million.  The redemption of the bonds did not result in a taxable gain to the Partnership.  The redeemed bonds were collateral on the Company’s Tender Option Bond (“TOB") facility (Note 9).  As of the closing date of the redemption, the Company placed on deposit with Bank of America $23.6 million as replacement collateral.  The restricted cash amount was released on June 18, 2009 when the TOB facility was collapsed and the Company entered into its new term loan agreement with Bank of America (Note 9).

As of December 31, 2008, $19.6 million of the total outstanding debt related to the Partnership’s bond portfolio has been allocated to discontinued operations.   Interest expense was allocated to discontinued operations based on the historical effective rate of the Company’s debt financing applied to the debt financing allocated to discontinued operations.  The Company allocated to discontinued operations interest expense of $82,000, $991,000 and $936,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The following represents the components of the assets and liabilities of discontinued operations as of December 31, 2009 and December 31, 2008.

	December 31, 2009	December 31, 2008
Cash and cash equivalents	$-	$164,861
Restricted cash	-	322,560
Land	-	1,497,355
Buildings and improvements	-	23,696,355
Real estate assets before accumulated depreciation	-	25,193,710
Accumulated depreciation	-	(17,927,345)
Net real estate assets	-	7,266,365
Other assets	-	360,075
Total assets from discontinued operations	-	8,113,861
Total liabilities of discontinued operations	-	23,264,589
Net deficits of discontinued operations	$-	$(15,150,728)

The following presents the revenues, expenses and income from discontinued operations excluding the gain on sale of $26.5 million in 2009:

	For year ended December 31,
	2009	2008	2007
Rental Revenues	$849,366	$5,195,761	$5,071,942
Expenses	501,926	4,548,772	4,247,693
Income from discontinued operations	$347,440	$646,989	$824,249

9.  Debt Financing and Mortgages Payable

The Company currently has outstanding debt financing of $55.4 million secured by 14 tax-exempt mortgage revenue bonds with a total par value of $121.0 million plus approximately $3.8 million in restricted cash.  During February and March 2010, the Company placed  approximately $3.0 million of additional cash into the restricted cash account. This outstanding debt is made up of two credit facilities.  The first is with Bank of America and has an outstanding balance of $49.9 million.  This Bank of America facility was entered into in June 2009, and has a one-year term with a six-month renewal option held by the Partnership. The facility bears interest at a floating interest rate equal to daily LIBOR plus 390 basis points.  Financial covenants for the Bank of America facility include the maintenance of a leverage ratio not to exceed 70% and a minimum liquidity of $5.0 million by the Partnership.  Additionally, the properties which secure the bond portfolio which is collateral for the Bank of America facility are to maintain, as a group, a minimum debt service coverage of 1.1 to 1 and a loan to value ratio not to exceed 75%.  At December 31, 2009, the Partnership was in compliance with these covenants. Subsequent to December 2009, the Company was notified by Bank of America that it was no longer in compliance with the minimum debt service coverage covenant. During January, February and March 2010, the Company transferred additional collateral of approximately $4.6 million to Bank of America to maintain compliance with the covenant. The second credit facility is with Omaha State Bank and has an outstanding balance of $5.5 million.  This facility is a term loan that matures on June 30, 2011, is collateralized by one tax-exempt mortgage revenue bond with a par value of $8.9 million and bears interest at a fixed annual rate of 6.5% per annum.

The Partnership is exploring opportunities to refinance these debt facilities.  One option currently being pursued is a Tax-Exempt Bond Securitization facility (“TEBS”) with Freddie Mac.  The Partnership believes this financing option offers several advantages over its current credit facilities including a longer term of up to 10 years.  In March 2010, the Partnership entered into a term sheet with Freddie Mac related to a potential new TEBS facility.  The term sheet is for a TEBS facility that is expected to provide approximately $87.5 million of proceeds.  Such proceeds will be utilized to retire the current Bank of America and Omaha State Bank credit facilities and would provide additional funds for investment.  The Partnership hopes to close the new TEBS facility during the second quarter of 2010.  If the current illiquidity in the financial markets continues or further deteriorates, our ability to refinance our existing credit facilities may be negatively affected.  There can be no assurance that we will be able to enter into a TEBS facility, or any other replacement debt financing, on terms favorable to the Partnership or at all.

As of December 31, 2008, the Company had debt financing, in the form of a TOB facility, of $76.6 million secured by 17 tax-exempt mortgage revenue bonds with a total par value of $141.3 million plus approximately $5.0 million in restricted cash.  At December 31, 2008, three of the tax-exempt mortgage revenue bonds securing the debt financing were those of the consolidated VIEs presented as discontinued operations.  Accordingly, $19.6 million of the debt financing was classified in liabilities of discontinued operations.  The remaining $57.0 million of debt financing at December 31, 2008, was classified as continuing operations.  The proceeds from the new credit facility plus the cash collateral held by Bank of America for the TOB facility were used to retire the outstanding balance on the TOB facility and the related 17 tax-exempt mortgage revenue bonds were released as collateral.

For years ended December 31, 2009 and 2008, the Company’s average effective annual interest rate on the current credit facilities and TOB facility, respectively, was approximately 4.0.and 4.4%.

In addition to its two credit facilities, the Company reports the mortgage loans secured by certain MF Properties on its consolidated financial statements. As of December 31, 2009, the mortgage loans secured by the MF Properties totaled approximately $30.1 million. The acquisition of the Greens of Pine Glen in February 2009 was financed with an assumed mortgage loan of $6.5 million. The unpaid balance of the assumed mortgage loan bears a 7% annual interest rate payable monthly.  The initial maturity date of the loan is September 2010 at which time the borrower has an option to extend the note for 18 months.  In July 2009, the owners of the six MF Properties located in Ohio and Kentucky entered into a Maturity Date Extension Agreement for the $19.9 million mortgage loan secured by these MF Properties which extended the maturity date by one year to July 2010. Additionally, the Company has an option to extend the current maturities of mortgages on the MF Properties one year and intends to provide appropriate notification to the lender.   In connection with the extension, $7.1 million of the principal balance of this mortgage was repaid leaving a new outstanding mortgage balance of approximately $12.8 million.  Two of the MF Properties, known as Eagle Ridge and Meadowview, were released as collateral for the mortgage loan in connection with the extension of the maturity date.   This mortgage may be extended for another year at the option of the Company.

In the third quarter of 2008 the Churchland acquisition was financed with first and second mortgage loans totaling approximately $6.5 million, a $5.5 million first mortgage and a $1.0 million second mortgage. The interest rate on the first mortgage loan is variable and is calculated as one month LIBOR plus 2.55%.  On December 31, 2009, one month LIBOR was .23% and the interest on the mortgage loan was approximately 2.8% per annum.  The first mortgage loan matures in September 2013.  The interest rate on the second mortgage loan is fixed for the first 36 months at 6.0% and then switches to LIBOR plus 3.0% for the remaining term.  The second mortgage loan matures in November 2013.  The fourth quarter 2008 acquisition of Glynn Place was financed with a mortgage loan of $4.5 million. The interest rate on the mortgage loan is variable and is calculated as daily LIBOR plus 2.50%. On December 31, 2009, daily LIBOR was .17% and the interest on the mortgage loan was approximately 2.7% per annum. The mortgage loan matures in November 2011.

The following is a summary of the Mortgage Loans payable on MF Properties:

MF Property Mortgage Loans	Outstanding Debt Financing at December 31, 2009	Original Debt Financing	Year Acquired	Stated Maturity	Effective Rate (1)
Ohio properties	$12,793,570	$12,793,570	2007	July 2010	1.97%
Churchland	5,403,552	5,530,800	2008	September 2013	3.12%
Churchland	1,000,000	1,000,000	2008	November 2013	6.00%
Glynn Place	4,419,732	4,480,000	2008	November 2011	2.89%
Greens of Pine Glen	6,500,000	6,500,000	2009	September 2010	7.00%
Total Mortgage Payable	$30,116,854	$30,304,370

MF Property Mortgage Loans	Outstanding Debt Financing at December 31, 2008	Original Debt Financing	Year Acquired	Stated Maturity	Effective Rate (1)
Ohio and Kentucky properties	$19,920,000	$19,920,000	2007	July 2009	4.69%
Churchland	5,513,426	5,530,800	2008	September 2013	5.14%
Churchland	1,000,000	1,000,000	2008	November 2013	6.00%
Glynn Place	4,475,364	4,480,000	2008	November 2011	4.13%
Total Mortgage Payable	$30,908,790	$30,930,800

(1) Represents the average effective interest rate, including fees, for the years ended December 31, 2009 and 2008 and excludes the effect of interest rate caps (see Note 10.)

The Company’s aggregate borrowings as of December 31, 2009 contractually mature over the next five years and thereafter as follows:

2010	$69,322,407
2011	9,973,972
2012	109,872
2013	6,073,936
Thereafter	-
Total	$85,480,187

The amounts maturing in 2010 consist of the entire balance of the Bank of America credit facility, and approximately $19.5 million of mortgages payables on MF Properties.  The mortgages payable includes two unexercised options for a twelve month renewal.  The Company intends to provide appropriate notification to the lender and renew the mortgage for an additional year.  While the Company expects to be able to renew or refinance current debt maturities, if the current illiquidity in the financial markets continues or further deteriorates, our ability to renew or refinance our outstanding debt financing may be negatively affected.

10.  Transactions with Related Parties

A substantial portion of the Company's general and administrative expenses and certain costs capitalized by the Partnership are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The capitalized costs are typically incurred in connection with the acquisition or reissuance of certain tax-exempt mortgage revenue bonds, debt financing transactions and other capital transactions. The amounts in the following table represent cash payments to reimburse AFCA 2 or an affiliate for such expenses.

	2009	2008	2007
Reimbursable salaries and benefits	$936,119	$655,156	$616,058
Costs capitalized by the Partnership	30,748	348,454	455,613
Other expenses	9,262	71,612	70,236
Insurance	108,558	91,295	104,557
Professional fees and expenses	202,051	566,332	418,615
Investor services and custodial fees	1,965	42,712	38,511
Consulting and travel expenses	12,915	63,211	55,426
	$1,301,618	$1,838,772	$1,759,016

AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any its tax-exempt mortgage revenue bonds or other tax-exempt investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. For the years ended December 31, 2009, 2008, and 2007, the Partnership paid administrative fees to AFCA 2 of approximately $304,000, $314,000, and $207,000, respectively.  In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the tax-exempt mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these tax-exempt mortgage revenue bonds and totaled approximately $254,000, $319,000, and $526,000, in 2009, 2008, and 2007, respectively. Although these third party administrative fees are not Partnership expenses, they have been reflected in the accompanying consolidated financial statements of the Company as a result of the consolidation of the VIEs.  Such fees are payable by the financed property prior to the payment of any contingent interest on the tax-exempt mortgage revenue bonds secured by these properties.  If the Partnership were to acquire any of these properties in foreclosure, it would assume the obligation to pay the administrative fees relating to mortgage revenue bonds on these properties.

AFCA 2 earned mortgage placement fees in connection with the acquisition of tax-exempt mortgage revenue bonds by the Company.  These mortgage placement fees were paid by the owners of the respective property and, accordingly, have not been reflected in the accompanying consolidated financial statements because these properties are not considered VIEs. Mortgage placement fees earned by AFCA 2 totaled approximately $282,000, $61,000 and $311,000, in 2009, 2008 and 2007, respectively.

An affiliate of AFCA 2, America First Property Management Company, L.L.C. (“Properties Management”) was retained to provide property management services for Ashley Square, Ashley Pointe, Iona Lakes, Bent Tree, Lake Forest, Fairmont Oaks, Cross Creek, Eagle Ridge, Crescent Village, Meadowview, Willow Bend, Postwoods I, Postwoods II, Churchland, Glynn Place, and The Greens at Pine Glen. The management fees paid to Properties Management amounted to approximately $869,000 in 2009, $591,000 in 2008, and $485,000 in 2007. For the VIEs, these management fees are not Partnership expenses but are recorded by each applicable VIE entity and, accordingly, have been reflected in the accompanying consolidated financial statements. Such fees are paid out of the revenues generated by the properties owned by the VIEs prior to the payment of any interest on the tax-exempt mortgage revenue bonds and taxable loans held by the Partnership on these properties. For the MF Properties, these management fees are considered real estate operating expenses.

The unitholders of the limited-purpose corporations which own four of the apartment properties financed with tax-exempt bonds and taxable loans held by the Company are employees of Burlington who are not involved in the operation or management of the Company and who are not executive officers or managers of Burlington.

11.  Interest Rate Derivatives

As of December 31, 2009, the Company has three derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing and mortgages payable.

		Effective Capped Rate	Maturity Date	Purchase Price
Date Purchased	Notional Amount				Counterparty

June 18, 2009	$50,000,000	4.65%	December 31, 2010	$554,000	Bank of America

July 9, 2009	$12,793,570	2.05%	July 10, 2010	$51,500	JP Morgan

October 29, 2008	$4,480,000	6.00%	November 1, 2011	$26,512	Bank of America

In June 2009, the Company purchased a new interest rate derivative related to the Bank of America credit facility described in Note 9.  The derivative purchased is a one-month LIBOR interest rate cap with a notional value of $50.0 million which was purchased for approximately $554,000.  This new interest rate cap effectively caps the interest rate to be paid on the Company’s new secured credit facility at 0.75% plus 390 basis points, or 4.65%.  In addition, in July 2009, the Company purchased a new interest rate cap related to the extension of the mortgage loan secured by certain MF Properties described in Note 9. This derivative effectively caps the interest rate to be paid on the mortgage loan at 0.5% plus 155 basis points, or 2.05%.with a notional value of $12.8 million and a purchase price of $51,500.

On October 29, 2008, the Company purchased an interest rate cap for a $26,512 premium. The derivative has a cap on the daily floating rate index of 6.0%, a notional amount of $4.5 million and matures on November 1, 2011.  This cap is related to the outstanding mortgage payable related to the Glynn Place MF Property.

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. Interest rate derivative expense, which is the result of marking the interest rate derivative agreements to fair value, increased expense $830,000 and $721,000 for the years ended December 31, 2009 and 2008 respectively. These interest rate derivatives are presented on the balance sheet in Other Assets.  The carrying value of these derivatives was $141,000 and $303,000 as of December 31, 2009 and 2008, respectively.

12.  Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted the pre-codification guidance of SFAS No. 157, Fair Value Measurements. Effective July 1, 2009, this guidance was codified into ASC 820-10, Fair Value Measurements ("ASC 820-10") which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The adoption of the ASC on fair value measurements did not significantly change the method in which the Company measures fair value, but it requires certain additional disclosures, as set forth below.  The provisions of the ASC on fair value measurements apply to other accounting pronouncements that require or permit fair value measurements.  The ASC on fair value measurements:

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2009
		Quoted Prices	Significant Other Observable Inputs
		in Active Markets		Significant
	Assets/Liabilities	for Identical Assets		Unobservable Inputs
Description	at Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$69,399,763	-	-	$69,399,763
Interest Rate Derivatives	140,507	-	-	140,507
Total Assets at Fair Value	$69,540,270	$-	$-	$69,540,270

		For twelve months ended December 31, 2009
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage	Interest Rate Derivatives
		Revenue Bonds		Total
Beginning Balance January 1, 2009		$44,492,526	$302,849	$44,795,375
Total gains (losses) (realized/unrealized)
Included in earnings		-	(830,142)	(830,142)
Included in other comprehensive income		5,848,576	-	5,848,576
Purchases, issuances and settlements		19,058,661	667,800	19,726,461
Ending Balance December 31, 2009		$69,399,763	$140,507	$69,540,270
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of December 31, 2009		$-	$(830,142)	$(830,142)

		Fair Value Measurements at December 31, 2008
		Quoted Prices	Significant Other Observable Inputs
		in Active Markets		Significant
	Assets/Liabilities	for Identical Assets		Unobservable Inputs
Description	at Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$44,492,526	-	-	$44,492,526
Interest Rate Derivatives	302,849	-	-	302,849
Total Assets at Fair Value	$44,795,375	$-	$-	$44,795,375

	For year ended December 31, 2008
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Tax-exempt Mortgage	Interest Rate Derivatives
	Revenue Bonds		Total
Beginning Balance January 1, 2008	$66,167,116	$12,439	$66,179,555
Total gains (losses) (realized/unrealized)
Included in earnings		(721,102)	(721,102)
Included in other comprehensive income	(13,275,963)	-	(13,275,963)
Purchases, issuances and settlements	(8,398,627)	1,011,512	(7,387,115)
Ending Balance December 31, 2008	$44,492,526	$302,849	$44,795,375
Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of December 31, 2008	$-	$(721,102)	$(721,102)

 Losses included in earnings for the period shown above are included in interest expense.

Below represents the fair market value of the debt held on the balance sheet for December 31, 2009 and 2008, respectively.

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Liabilities:
Debt financiang	55,363,333	55,528,748	56,981,577	76,565,237
Mortgages payable	30,116,854	30,121,617	30,908,790	30,637,252
Discontinued operations	-	-	19,583,660

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

14. Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements.  The new guidance amends previously issued guidance and adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements.  It also provides clarification about existing fair value disclosures, the level of disaggregation required, and the inputs and valuation techniques used to measure fair value.  The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In September 2009, the FASB issued ASU No. 2009-12, Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset value Per Share (or its Equivalent), which provides guidance on measuring the fair value of certain alternative investments that calculate net asset value per share and requires enhanced disclosures about the nature and risks of investments measured at fair value.  The adoption of this new guidance, as of December 31, 2009, did not change how certain alternative investments are valued and did not have an impact on the consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value.  This guidance provides clarification for measuring the fair value of liabilities and clarifies that a quoted price for a liability is a Level 1 measurement when no adjustment to the quoted price is required.  Further, this guidance provides valuation techniques that can be used to estimate the fair value of liabilities in the absence of a quoted price in an active market.  The adoption of this guidance, as of December 31, 2009, did not impact the consolidated financial statements.

In June 2009, the FASB issued pre-codification guidance in Statement No. 168, The FASB Accounting  Standards Codification  and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.  Effective July 1, 2009, this guidance was codified into ASC 105-10, Generally Accepted Accounting Standards ("ASC 105-10"), which became the source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective July 1, 2009, the Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became nonauthoritative on that effective date.  ASC 105-10 does not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued pre-codification guidance Statement No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140. This statement was codified into ASC 860.  On and after the effective date, the concept of a qualifying special purpose entity is no longer relevant for accounting purposes.  Therefore, formerly qualifying special-purpose entities, as defined under the previous accounting standards, should be evaluated for consolidation under the applicable consolidation guidance.  The guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this guidance on January 1, 2010 did not have an impact on the consolidated balance sheet, statement of operations, or cash flows.

In June 2009, the FASB issued pre-codification guidance Statement 167, Amendments to FASB Interpretation No. 46(R).  The new guidance retains  the scope of Interpretation 46(R), Consolidation of Variable Interest Entities, with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated  in FASB Statement No.166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.  This statement was codified into ASC 810 and requires an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlled financial interest in a variable interest entity (VIE).  The purpose of the analysis is to identify the primary beneficiary of a VIE as the entity that has (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.  The guidance is effective for fiscal years beginning after November 15, 2009.  .  The guidance is effective for fiscal years beginning after November 15, 2009.  The Company is currently evaluating the impact of adoption on the consolidated financial statements.

Effective January 1, 2009, we adopted Accounting Standards Codification 810 Consolidation (“ASC 810”). ASC 810 established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of ASC 810 required a change in what was formerly minority interest to noncontrolling interest and the placement of noncontrolling interest within the Partners’ Capital section of the consolidated balance sheet rather than in the mezzanine section of the consolidated balance sheet. As ASC 810 required retrospective adoption, in this annual report the consolidated balance sheet for the year ended December 31, 2008 and the consolidated statements of operations, cash flows, and Partners’ Capital for the years ended December 31, 2008, and 2007 have been revised to reflect the reclassification of the non-controlling interests.

15.  Segments

The Company consists of three reportable segments, Tax-Exempt Bond Investments, MF Properties, and VIEs.  In addition to the three reportable segments, the Company also separately reports its consolidating and eliminating entries because it does not allocate certain items to the segments.

Tax-Exempt Bond Investments Segment
The Tax-Exempt Bond Investments segment consists of the Company’s portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  Such tax exempt bonds are held as long-term investments.  As of December 31, 2009, the Company held eleven tax-exempt bonds not associated with VIEs and six tax-exempt bonds associated with VIEs.  The multifamily apartment properties financed by these tax exempt bonds contain a total of 1.497 rental units.

MF Properties Segment
The MF Properties segment consists of indirect equity interests in multifamily apartment properties which are not currently financed by tax-exempt bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring.  In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties.  The Partnership’s interests in its current MF Properties are not currently classified as Assets Held for Sale because the Partnership is not actively marketing them for sale, there is no definitive purchase agreement in existence and, therefore, no sale is expected in the next twelve months.  During the time the Partnership holds an interest in a MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.  Any such cash distribution will contribute to the Partnership’s CAD.  As of December 31, 2009, the Company held interest in nine MF Properties containing a total of 964 rental units.

The VIE segment
The VIE segment consists of multifamily apartment properties which are financed with tax-exempt bonds held by the Partnership, the assets, liabilities and operating results of which are consolidated with those of the Partnership as a result of ASC 810-10.  The tax-exempt bonds on these VIE properties are eliminated from the Company’s financial statements as a result of such consolidation, however, such bonds are held as long-term investments by the Partnership which continues to be entitled to receive principal and interest payments on such bonds.  The Company does not actually own an equity position in the VIEs or their underlying properties.  As of December 31, 2009, the Company consolidated six VIE multifamily apartment properties containing a total of 1,288 rental units.

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

The following table details certain key financial information for the Company’s reportable segments for the three years ended December 31:

	2009	2008	2007
Total revenue
Tax-Exempt Bond Financing	$11,929,375	$10,185,370	$10,131,656
MF Properties	7,045,578	4,793,535	2,066,487
VIEs	8,621,475	8,938,510	8,887,595
Consolidation/eliminations	(6,707,264)	(5,830,841)	(5,898,478)
Total revenue	$20,889,164	$18,086,574	$15,187,260

Interest expense
Tax-Exempt Bond Financing	$2,892,521	$4,047,282	$2,835,645
MF Properties	1,391,159	1,050,172	695,547
VIEs	6,847,884	5,941,543	5,738,459
Consolidation/eliminations	(6,929,438)	(6,932,925)	(6,674,035)
Total interest expense	$4,202,126	$4,106,072	$2,595,616

Depreciation expense
Tax-Exempt Bond Financing	$-	$-	$-
MF Properties	1,804,956	1,060,649	459,196
VIEs	2,563,915	2,273,577	2,150,006
Consolidation/eliminations	-	-	-
Total depreciation expense	$4,368,871	$3,334,226	$2,609,202

Income (loss) from continuing operations
Tax-Exempt Bond Financing	$4,485,438	$3,652,631	$5,683,395
MF Properties	(1,153,982)	(936,341)	(1,302,968)
VIEs	(6,811,628)	(5,565,226)	(5,124,461)
Consolidation/eliminations	572,831	1,161,343	847,621
Income (loss) from continuing operations	$(2,907,341)	$(1,687,593)	$103,587

Net income (loss)
Tax-Exempt Bond Financing	$4,485,438	$3,652,641	$5,683,395
MF Properties	(1,142,442)	(926,987)	(1,289,938)
VIEs	27,974,817	(7,080,591)	(6,507,066)
Consolidation/eliminations	(7,478,860)	3,323,697	3,054,475
Net income (loss) - America First Tax Exempt Investors, L. P.	$23,838,953	$(1,031,240)	$940,866

Total assets
Tax-Exempt Bond Financing	$186,493,868	$158,156,573
MF Properties	54,064,969	47,561,345
VIEs	57,761,651	56,467,499
Consolidation/eliminations	(107,549,768)	(104,322,141)
Total assets	$190,770,720	$157,863,276

Total partners' capital
Tax-Exempt Bond Financing	$125,995,908	$77,498,951
MF Properties	6,250,542	6,771,635
VIEs	(41,693,546)	(69,668,362)
Consolidation/eliminations	7,985,331	26,225,387
Total partners' capital	$98,538,235	$40,827,611

16.  Summary of Unaudited Quarterly Results of Operations

2009	March 31,	June 30,	September 30,	December 31,
Revenues	$4,733,602	$4,975,702	$5,777,501	$5,402,359
Income (loss) from continuing operations	(975,544)	(573,330)	204,628	(1,563,095)
Income from discontinued operations	26,734,754	-	-	-
Net income (loss)	$25,759,210	$(573,330)	$204,628	$(1,563,095)

Income (loss) from continuing operations, per BUC	$0.12	$0.02	$0.07	$(0.06)
Income from discontinued operations	-	-	-	-
Net income, basic and diluted, per BUC	$0.12	$0.02	$0.07	$(0.06)

2008	March 31,	June 30,	September 30,	December 31,
Revenues	$4,550,093	$4,359,835	$4,497,038	$4,679,608
Income (loss) from continuing operations	(183,100)	91,490	(6,450)	(1,589,533)
Income from discontinued operations	193,757	179,946	167,468	105,818
Net income (loss)	$13,402	$272,217	$161,929	$(1,488,152)

Income (loss) from continuing operations, per BUC	$0.05	$0.08	$0.09	$(0.02)
Income from discontinued operations	-	-	-	-
Net income, basic and diluted, per BUC	$0.05	$0.08	$0.09	$(0.02)
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

Management Report On Internal Control Over Financial Reporting

The Company’s management (consisting of the officers of the Burlington Capital Group LLC in its capacity as the general partner of the general partner of the Partnership) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (consisting of the officers of the Burlington Capital Group LLC in its capacity as the general partner of the general partner of the Partnership), of the effectiveness of the Company’s internal control over financial reporting.  The Company’s management used the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation.  Based on that evaluation, the Partnership’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of America First Tax Exempt Investors, L.P.
Omaha, Nebraska

We have audited the internal control over financial reporting of America First Tax Exempt Investors, L.P. and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report On Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009, of the Company and our report dated March 26, 2010, expressed an unqualified opinion on those financial statements and includes an explanatory paragraph regarding management’s estimates for investments without readily determinable fair values and the Company's retrospective adoption of guidance related to noncontrolling interests in consolidated financial statements effective January 1, 2009.

/s/ DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 26, 2010

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

Item 9B.  Other Information.

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or officers of its own. Management of the Partnership consists of the general partner of the Partnership, America First Capital Associates Limited Partnership Two ("AFCA 2") and its general partner, The Burlington Capital Group LLC (“Burlington”).

The following individuals are the officers and managers of Burlington, and each serves for a term of one year.  BUC holders have no right to nominate or elect managers of Burlington.

Name	Position Held	Position Held Since
Michael B. Yanney	Chariman Emeritus of the Board and Manager	2008/1984
Lisa Y. Roskens	Chairman of the Board and Manager	2008/1999
Mark A. Hiatt	Chief Executive Officer	2010
Michael J. Draper	Chief Financial Officer	2004
Mariann Byerwalter	Manager (2)	1997
Dr. William S. Carter	Manager (2)	2003
Patrick J. Jung	Manager (1) (2)	2003
George H. Krauss	Manager	2001
Dr. Martin A. Massengale	Manager (1) (2)	1994
Dr. Gail Walling Yanney	Manager	1996
Clyaton K. Yeutter	Manager (1) (2)	2001

(1)	Member of the Burlington Audit Committee. The Board of Managers has designated Mr. Jung as the “audit committee financial expert” as such term is defined in Item 401(h) of SEC Regulation S-K.
(2)	Determined to be independent under bother Section 10A of the securities Act of 1934 and under the NASDAQ Marketplace rules

Michael B. Yanney, 76, Chairman Emeritus, served as the Chairman of the Board of Burlington and its predecessors from 1984 through 2008. From 1977 until the organization of Burlington in 1984,  Mr. Yanney was principally engaged in the ownership and management of commercial banks. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Level 3 Communications, Inc., Streck Laboratories, and Magnum Resources, Inc. Mr. Yanney also served as a director of America First Apartment Investors, Inc. until its merger with Sentinel Real Estate Corporation in 2007.  Mr. Yanney is the husband of Gail Walling Yanney and the father of Lisa Y. Roskens.

Lisa Y. Roskens, 43, is the Chairman of the Board of Burlington, Chief Executive Officer and President of Burlington. From 1999 to 2000, Ms. Roskens was managing Director of Twin Compass, LLC. From 1997 to 1999, Ms. Roskens was employed by Inacom Corporation where she held the position of Director of Business Development and Director of Field Services Development. From 1995 to 1997, Ms. Roskens served as Finance Director for the U.S. Senate campaign of Senator Charles Hagel of Nebraska.  From 1992 to 1995, Ms. Roskens was an attorney with the Kutak Rock LLP law firm in Omaha, Nebraska, specializing in commercial litigation.  Ms. Roskens also served as a director of America First Apartment Investors, Inc. until its merger with Sentinel Real Estate Corporation in 2007. Ms. Roskens is the daughter of Michael B. Yanney and Gail Walling Yanney.

Mr. Hiatt, age 50, is Chief Executive Officer of the Partnership.  Mr. Hiatt has been employed by Burlington since 1987 in various capacities, and currently serves as the President of America First Real Estate Group, the real estate operating division of Burlington.  Mr. Hiatt will continue to be employed by Burlington and will continue to serve as the President of America First Real Estate Group in addition to performing his duties as the Chief Executive Officer of the Registrant.  He has previously served as Chief Operating Officer and Chief Financial Officer of Burlington, and also as the Chief Operating Officer for America First Properties Management Company, L.L.C.  Prior to joining Burlington Capital Group, Mr. Hiatt was Director of Finance, from 1984 to 1987, for J.L. Brandeis & Sons and, from 1982 to 1984, he was a senior accountant with Arthur Andersen & Co. Mr. Hiatt has a Bachelor of Arts in Accounting and Finance from Hastings College and is a Certified Public Accountant..

Michael J. Draper, 44, is Chief Financial Officer of Burlington. From April 2004 to September 2004, he was the Director of Finance and Accounting for Burlington. From April 2000 through March 2004, he was employed at Transgenomic, Inc. where he served as Chief Financial Officer and prior to that as Controller.   Prior to Transgenomic, Mr. Draper was Vice President of Accounting and Finance for MSI Systems Integrators for over 2 years and was with Deloitte & Touche LLP for over 8 years.  Mr. Draper is a Certified Public Accountant.

    Mariann Byerwalter, 49, is Chairman of JDN Corporate Advisory LLC.  She was Vice President of Business Affairs and Chief Financial Officer of Stanford University from 1996 to 2001.  Ms. Byerwalter was Executive Vice President of America First Eureka Holdings, Inc. ("AFEH") and EurekaBank from 1988 to January 1996.  Ms. Byerwalter was Chief Financial Officer and Chief Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996.  She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987.  She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice President in the bank's Corporate Planning and Development Department. She was also on the Stanford Board of Trustees from 1992 to 1996 and was re-appointed to such in 2002. Ms. Byerwalter currently serves on the board of directors of LookSmart, Inc., Redwood Trust, Inc., SRI International, the PMI Group Inc., the Stanford Hospital and Clinics, the Lucile Packard Children’s Hospital and certain investment companies affiliated with Charles Schwab Corporation.

Dr. William S. Carter, 83, is retired from medical practice. He is a graduate of Butler University and the Nebraska University College of Medicine. He served his residency at the University of Missouri and was appointed a diplomat of the American Board of Otorhinolaryngology. He was in private practice in Omaha, Nebraska, until 1993. He is currently on the board of directors of Murphy Drug Co. and is a director of the Happy Hollow Club in Omaha and the Thunderbird Club in Rancho Mirage, California.

Patrick J. Jung, 62, has served as Chief Operating Officer of Surdell & Partners LLC since 2000.  Mr. Jung was with the accounting firm of KPMG LLP from 1970 until 2000.  During that period, he served as a partner for 20 years and as the Managing Partner of the Nebraska Business Unit (offices in Omaha and Lincoln) for six years.  Mr. Jung is a certified public accountant and is a graduate of the University of South Dakota and received his M.B.A. from Creighton University.  Mr. Jung serves on the board of directors of the Supertel Hospitality, Inc., and of Werner Enterprises, Inc.  He also serves as chairman of Supertel Hospitality, Inc.’s audit committee and chairman of Werner Enterprises’ audit committee and its compensation committee.

George H. Krauss, 68, has been a consultant to Burlington since 1996.  From 1972 to 1996, Mr. Krauss practiced law with Kutak Rock LLP, serving as that firm’s managing partner from 1983 to 1993.  From 1996 to 2006 Mr. Krauss was of counsel to Kutak Rock LLP.  Mr. Krauss also serves on the board of directors of MFA Mortgage Investments, Inc. and InfoGroup, Inc. and serves on the compensation and the corporate governance and nominating committees of both of these boards.

Dr. Martin A. Massengale, 76, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and a Foundation Distinguished Professor. Prior to becoming President Emeritus in 1994, he served as Interim President from 1989 to 1991 and as President until 1994, as Chancellor of the University of Nebraska Lincoln from 1981 until 1991 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of managers of AAFL Enterprises, LLC, including as a member of its executive committee and the chairman of its communications committee.

Dr. Gail Walling Yanney, 73, is a retired physician. Dr. Yanney practiced anesthesiology and was the Executive Director of the Clarkson Foundation until October of 1995. In addition, she was a director of FirsTier Bank, N.A., Omaha, Nebraska, prior to its merger with First Bank, N.A. Dr. Yanney is the wife of Michael B. Yanney and the mother of Lisa Y. Roskens.

Clayton K. Yeutter, 79, is Senior Advisor – International Trade to Hogan & Hartson, a Washington D.C. law firm. From 1978 to 1985 he served as the President and Chief Executive Officer of the Chicago Mercantile Exchange. Mr. Yeutter served as the U.S. Trade Representative from 1985 to 1989, as the U.S. Secretary of Agriculture from 1989 to 1991, and has served in cabinet and sub-cabinet posts under four U.S. Presidents. Mr. Yeutter currently serves on the board of directors of Neogen Corp., and Coventa Holding Corp., American Commercial Lines, Inc. and the Chicago Climate Exchange. He previously served as Chairman of the Board of Oppenheimer Funds, Inc.

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

Item 11. Executive Compensation.

Neither the Partnership nor AFCA 2 has any officers.  Certain services are provided to the Partnership by officers of Burlington.  However, under the terms of our Agreement of Limited Partnership, neither AFCA 2 nor Burlington is allowed to be reimbursed by us for any compensation paid by Burlington to its officers.  As a result, we do not pay compensation of any nature to the persons who effectively act as our executive officers, including Mark Hiatt, our Chief Executive Officer and Michael Draper, our Chief Financial Officer.  Accordingly, no tabular disclosures regarding executive compensation, compensation discussion and analysis, compensation committee report or information regarding compensation committee interlocks is being provided in this Form 10-K.

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

The following table sets forth the total compensation paid to the Managers of Burlington in fiscal 2008 for their services to the Partnership.

Manager Compensation
Name	Total Fees Earned or Paid in Cash ($)
Michael B. Yanney	-
Lisa Y. Roskens	-
Mariann Byerwalter	38,500
Dr. William S. Carter	35,000
Patrick J. Jung	42,000
George H. Krauss	-
Dr. Martin A. Massengale	42,000
Dr. Gail Walling Yanney	-
Clayton K. Yeutter	38,500

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a)  No person is known by the Partnership to own beneficially more than 5% of the Partnership's BUCs.

(b)  The Partnership does not have any directors or officers of its own.  Management of the Partnership consists of the general partner of the Partnership, and its general partner, Burlington.  The following table and notes set forth information with respect to the beneficial ownership of the Partnership’s BUCs by each of the Managers and executive officers of Burlington and by such persons as a group.  Unless otherwise indicated, the information is as of December 31, 2009, and is based upon information furnished to us by such persons.  Unless otherwise noted, all persons listed in the following table have sole voting and investment power over the BUCs they beneficially own and own such BUCs directly.  For purposes of this table, the term “beneficial owner” means any person who, directly or indirectly, has or units the power to vote, or to direct the voting of, a BUC or the power to dispose, or to direct the disposition of, a BUC or has the right to acquire BUCs within 60 days.

Name	Number of BUCs Beneficially Owned	Percent of Class
Michael B. Yanney, Chairman Emeritus and Manager of Burlington	347,510(1)	2%
Lisa Y. Roskens, Chairman, President, Chief Executive Officer and Manager of Burlington	319,710(2)	2%
Mark A. Hiatt, Chief Executive Officer of the Partnership	8,850	*
Michael J. Draper, Chief Financial Officer of Burlington	2,000	*
Mariann Byerwalter, Manager of Burlington	-	-
Dr. William S. Carter, Manager of Burlington	-	-
Patrick J. Jung, Manager of Burlington	4,000	*
George H. Krauss, Manager of Burlington	-	-
Dr. Martin A. Massengale, Manager of Burlington	1,500	*
Dr. Gail Walling Yanney, Manager of Burlington	347,510(3)	2%
Clayton K. Yeutter, Manager of Burlington	2,000	*
All current executive officers and Managers of Burlington as a group (11 persons)	365,860	2%
*         denotes ownership of less than 1%.
(1) Consists of 27,800 BUCs held by Mr. Yanney’s spouse, Dr. Gail Walling Yanney, a Manager of Burlington, and 319,710 BUCs held by the Burlington Capital Group LLC .  Mr. Yanney has a beneficial ownership interest in, and is a Manager and Chairman Emeritus of the Burlington Capital Group, LLC and is deemed to have a pecuniary interest in the Beneficial Unit Certificates due to his ownership interest in The Burlington Capital Group, LLC.
(2)  Consists of 319,710 BUCs held by the Burlington Capital Group LLC.  Ms. Roskens has a beneficial ownership interest in, and is a Manager, Chairman, President, and Chief Executive Officer of the Burlington Capital Group, LLC and is deemed to have a pecuniary interest in the Beneficial Unit Certificates due to her ownership interest in The Burlington Capital Group, LLC.
(3) Consists of 27,800 BUCs held in a Self Employment Retirement Trust and 319,710 BUCs held by the Burlington Capital Group LLC.  Dr. Yanney has a beneficial ownership interest in, and is a Manager of the Burlington Capital Group, LLC and is deemed to have a pecuniary interest in the Beneficial Unit Certificates due to her ownership interest in The Burlington Capital Group, LLC.

Effective January 1, 2008, Burlington adopted a prearranged trading plan established in accordance with the guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934 for the purpose of acquiring up to $2.0 million of BUCs on open market purchases.  As of February 19, 2009, Burlington had completed the acquisition of 319,710 BUCs under this trading plan for a total acquisition cost of approximately $2.0 million.

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

Except as described in Note 10 to the Company’s Financial Statements filed in response to Item 8 of this report, the Partnership is not a party to any transaction or proposed transaction with AFCA 2, Burlington or with any person who is: (i) a manager or executive officer of Burlington or any general partner of AFCA 2; (ii) a nominee for election as a manager of Burlington; (iii) an owner of more than 5% of the BUCs; or, (iv) a member of the immediate family of any of the foregoing persons.

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

The following table sets forth the aggregate fees billed by Deloitte & Touche LLP with respect to audit and non-audit services for the Company during the years ended December 31, 2009 and 2008:

	2009	2008
Audit Fees (1)	$314,405	$343,655
Audit-Related Fees	-	-
Tax Fees (2)	70,667	57,484
All Other Fees	-	-

(1)
Audit – Includes fees and expenses for professional services rendered for the audit of the Company’s annual financial statements and internal control over financial reporting, reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during 2009 and 2008, and services associated with registration statements, periodic reports and other documents filed with the Securities and Exchange Commission or other documents issued in connection with securities offerings, such as consents.

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

Item 15.  Exhibits and Financial Statement Schedules.

    (a)  The following documents are filed as part of this report:

1.  Financial Statements. The following financial statements of the Company are included in response to Item 8 of this report:

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets of the Company as of December 31, 2009 and 2008.

Consolidated Statements of Operations and Comprehensive Income of the Company for the years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Partners' Capital of the Company for the years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows of the Company for the years ended December 31, 2009, 2008 and 2007.

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

23.1  Consent of Deloitte & Touche LLP.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

By America First Capital Associates
Limited Partnership Two,
General Partner of the Partnership

By The Burlington Capital Group LLC,
General Partner of
America First Capital Associates
Limited Partnership Two

        Date:  March 29, 2010
        By /s/ Mark A. Hiatt
              Mark A. Hiatt
              Chief Executive Officer
              America First Tax Exempt Investors, L.P.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 29, 2010                                                      By /s/ Michael B. Yanney*
                                                      Michael B. Yanney,
                                                      Chairman Emeritus of the Board and
                                                      Manager of Burlington Capital Group LLC

Date:  March 29, 2010                                                      By /s/ Lisa Y. Roskens
                                                      Lisa Y. Roskens
                                                      Chairman of the Board, President, Chief Executive Offer and
                                                      Manager of Burlington Capital Group LLC

Date:  March 29, 2010                                                      By /s/ Mark A. Hiatt
                                                      Mark A. Hiatt,
                                                      Chief Executive Officer of the Registrant
(Principal Executive Officer)

Date:  March 29, 2010                                                      By /s/ Michael J. Draper
                                                      Michael J. Draper,
                                                      Chief Financial Officer of The Burlington Capital Group LLC
(Principal Financial Officer and Principal Accounting Officer)

Date   March 29, 2010                                                      By /s/ Mariann Byerwalter*
                                                      Mariann Byerwalter,
                                                      Manager of The Burlington Capital Group LLC

Date:  March 29, 2010                                                      By /s/ William S. Carter*
                                                      William S. Carter,
                                                      Manager of The Burlington Capital Group LLC

Date:  March 29, 2010                                                      By /s/ Patrick J. Jung*
                                                      Patrick J. Jung,
                                                      Manager of The Burlington Capital Group LLC

Date:  March 29, 2010                                                      By /s/ George H. Krauss*
                                                      George H. Krauss,
                                                      Manager of The Burlington Capital Group LLC

Date:  March 29, 2010                                                      By /s/ Martin A. Massengale*
                                                      Martin A. Massengale,
                                                      Manager of The Burlington Capital Group LLC

Date:  March 29, 2010                                                      By /s/ Gail Walling Yanney*
                                                      Gail Walling Yanney,
                                                      Manager of The Burlington Capital Group LLC

Date:  March 29, 2010                                                      By /s/ Clayton K. Yeutter*
                                                      Clayton K. Yeutter,
                                                      Manager of The Burlington Capital Group LLC

*By Michael J. Draper,
      Attorney-in-Fact

By /s/ Michael J. Draper
     Michael J. Draper