Form 10-Q
period 2010-03-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2010-05-10
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
 YES  ☐  NO  ☒

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1A	Risk Factors	33
Item 6	Exhibits	33

SIGNATURES	34

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

These forward-looking statements are subject to various risks and uncertainties, including those relating to:

·	current maturities of our financing arrangements and our ability to renew or refinance such financing arrangements;

·	defaults on the mortgage loans securing our tax-exempt mortgage revenue bonds;

·	risks associated with investing in multifamily apartments, including changes in business conditions and the general economy;

·	changes in short-term interest rates;

·	our ability to use borrowings to finance our assets;

·	current negative economic and credit market conditions; and

·	changes in government regulations affecting our business.

Other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under the headings “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in Item 1A of Part II of this report.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2010	2009
Assets
Cash and cash equivalents	$8,599,121	$17,280,535
Restricted cash	12,510,943	5,277,217
Interest receivable	2,985,917	993,181
Tax-exempt mortgage revenue bonds, at fair value	77,447,332	69,399,763
Real estate assets:
Land	12,782,123	13,403,655
Buildings and improvements	93,025,141	100,255,779
Real estate assets before accumulated depreciation	105,807,264	113,659,434
Accumulated depreciation	(20,342,570)	(21,868,541)
Net real estate assets	85,464,694	91,790,893
Other assets	7,261,193	6,029,131
Total Assets	$194,269,200	$190,770,720

Liabilities
Accounts payable, accrued expenses and other liabilities	$3,064,495	$3,931,848
Distribution payable	2,759,664	2,757,945
Debt financing	55,209,000	55,363,333
Mortgages payable	30,072,162	30,116,854
Total Liabilities	91,105,321	92,169,980

Commitments and Contingencies (Note 13)

Partners' Capital
General partner	304,545	271,051
Beneficial Unit Certificate holders	133,968,842	130,482,881
Unallocated deficit of Consolidated VIEs	(31,170,471)	(32,215,697)
Total Partners' Capital	103,102,916	98,538,235
Noncontrolling interest (Note 5)	60,963	62,505
Total Capital	103,163,879	98,600,740
Total Liabilities and Capital	$194,269,200	$190,770,720

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended,
	March 31, 2010	March 31, 2009
Revenues:
Property revenues	$3,521,493	$3,751,243
Mortgage revenue bond investment income	1,480,571	948,344
Other interest income	96,932	34,015
Total Revenues	5,098,996	4,733,602
Expenses:
Real estate operating (exclusive of items shown below)	2,055,774	2,360,643
Depreciation and amortization	1,197,017	1,580,872
Interest	992,120	1,190,869
General and administrative	508,235	576,762
Total Expenses	4,753,146	5,709,146
Income (loss) from continuing operations	345,850	(975,544)
Income from discontinued operations (including gain on bond redemption of $26,514,809 in 2009)	-	26,734,754
Net income	345,850	25,759,210
Less: net loss attributable to noncontrolling interest	1,542	3,860
Net income - America First Tax Exempt Investors, L. P.	$347,392	$25,763,070

Net income allocated to:
General Partner	$10,386	$574,090
Limited Partners - BUC holders	1,028,168	1,645,450
Unallocated deficit of Consolidated VIEs	(691,162)	23,543,530
Noncontrolling interest	(1,542)	(3,860)
	$345,850	$25,759,210

BUC holders' interest in net income per unit (basic and diluted):
Net income, basic and diluted, per unit	$0.05	$0.12

Weighted average number of units outstanding, basic and diluted	21,842,928	13,512,928

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Noncontrolling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2010	$271,051	21,842,928	$130,482,881	$(32,215,697)	$62,505	$98,600,740	$(11,009,231)
Deconsolidation of VIEs - (Note 3)	15,881	-	1,572,185	1,736,388	-	3,324,454	1,588,066
Consolidation of VIEs - (Note 3)	27,523	-	2,724,760	-	-	2,752,283	2,752,283
Distributions paid or accrued	(29,298)	-	(2,730,366)	-	-	(2,759,664)	-
Comprehensive income:
Net Income (loss)	10,386	-	1,028,168	(691,162)	(1,542)	345,850	-
Unrealized gain on securities	9,002	-	891,214	-	-	900,216	900,216
Comprehensive income before noncontrolling interest						1,246,066	-
Comprehensive loss attributable to noncontolling interest	-	-	-	-	-	1,542	-
Comprehensive income attributable to Partnership	-	-	-	-	-	1,244,524	-
Balance at March 31, 2010	$304,545	21,842,928	$133,968,842	$(31,170,471)	$60,963	$103,163,879	$(5,768,666)

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Noncontrolling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2009	$261,785	13,512,928	$93,277,480	$(52,711,654)	$67,716	$40,895,327	$(16,857,807)
Noncontrolling interest contribution	-	-	-	-	6,329	6,329	-
Distributions paid or accrued	(608,082)	-	(1,824,245)	-	-	(2,432,327)	-
Reclssification of Tier II income	607,201	-	(607,201)	-	-	-	-
Comprehensive income:
Net Income (loss)	574,090	-	1,645,450	23,543,530	(3,860)	25,759,210	-
Unrealized gain on securities	38,358	-	3,797,436	-	-	3,835,794	3,835,794
Comprehensive income before noncontrolling interest						29,595,004
Comprehensive loss attributable to noncontolling interest	-	-	-	-	-	3,860	-
Comprehensive income attributable to Partnership	-	-	-	-	-	29,598,864	-
Balance at March 31, 2009	$873,352	13,512,928	$96,288,920	$(29,168,124)	$70,185	$68,064,333	$(13,022,013)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the years ended,
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income	$345,850	$25,759,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,197,017	1,580,872
Non-cash loss on derivatives	115,030	453,366
Gain on sale of discontinued operations	-	(26,514,809)
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(1,056,569)	(372,422)
Increase in other assets	(1,030,635)	(527,907)
Decrease in accounts payable, accrued expenses and other liabilities	(386,872)	(1,287,916)
Net cash used by operating activities	(816,179)	(909,606)
Cash flows from investing activities:
Proceeds from sale of discontinued operations	-	32,000,000
Increase in restricted cash	(1,625,158)	(189,709)
Restricted cash - debt collateral	(4,675,919)	(23,552,000)
Capital expenditures	(170,374)	(178,536)
Acquisition of partnerships, net of cash acquired	-	(729,964)
Transfer of cash to unconsolidated VIE upon deconsolidation	(88,949)	-
Transfer of cash from consolidated VIE upon consolidation	1,977	-
Principal payments received on tax-exempt mortgage revenue bonds	25,000	20,000
Net cash (used) provided by investing activities	(6,533,423)	7,369,791
Cash flows from financing activities:
Distributions paid	(2,757,945)	(2,432,327)
Derivative settlements	-	(84,388)
Increase in liabilities related to restricted cash	1,625,158	189,709
Principal payments on debt financing and mortgage payable	(199,025)	(36,660)
Net cash used by financing activities	(1,331,812)	(2,363,666)
Net (decrease) increase in cash and cash equivalents	(8,681,414)	4,096,519
Cash and cash equivalents at beginning of period, including cash and cash equivalents of discontinued operations of $0 and $164,866 respectively	17,280,535	7,361,140
Cash and cash equivalents at end of period	$8,599,121	$11,457,659

Cash paid during the period for interest	$751,303	$1,048,282
Liabilites assumed in the acquisition of partnerships	$-	$6,506,329
Distributions declared but not paid	$2,759,664	$2,432,327

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

1.  Basis of Presentation

America First Tax Exempt Investors, L.P. (the “Partnership”) was formed on April 2, 1998 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential properties.  Interest on these bonds is excludable from gross income for federal income tax purposes.  As a result, most of the income earned by the Partnership is exempt from federal income taxes.  Our general partner is America First Capital Associates Limited Partnership Two (“AFCA 2” or “General Partner”).  The general partner of AFCA2 is The Burlington Capital Group LLC ("Burlington"). The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partner interests to investors (“BUC holders”).  The Partnership will terminate on December 31, 2050 unless terminated earlier under provisions of its Agreement of Limited Partnership.

The consolidated financial statements of the “Company” reported in this Form 10-Q include the assets, liabilities and results of operations of the Partnership, the nine multifamily apartment owned by various limited partnerships in which Partnership subsidiaries hold a 99% limited partner interest (the “MF Properties”) and six other consolidated entities in which the Partnership does not hold an ownership interest but which own multifamily apartment properties financed with tax-exempt bonds held by the Partnership and which are treated as variable interest entities ("VIEs") of which the Partnership has been determined to be the primary beneficiary ( “Consolidated VIEs”).  Effective January 1, 2010, the Company adopted new provisions of the consolidation guidance included in Accounting Standards Codification (“ASC”) 810 Consolidations (“ASC 810”) that amended the consolidation guidance applicable to VIEs and the definition of a VIE, and requires enhanced disclosures to provide more information about an enterprise’s involvement in a VIE.  ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE.  The adoption of these provisions on January 1, 2010 resulted in the deconsolidation of certain entities previously included in the Company’s consolidated financial statements.  Additionally, as of March 31, 2010, the adoption of these provisions resulted in certain additional disclosures and in the consolidation of certain entities, for the period March 1, 2010 to March 31, 2010, which were previously reported as investments in tax-exempt mortgage revenue bonds (see Note 3).

Stand alone financial information of the Partnership reported in this Form 10-Q includes only the assets and results of operations of the Partnership and the MF Properties without the consolidation of the VIEs.  In the Company’s consolidated financial statements, all transactions and accounts between the Partnership, the MF Properties and the Consolidated VIEs have been eliminated in consolidation.  The Partnership does not believe that the consolidation of VIEs for reporting under accounting principles generally accepted in the United States of America (“GAAP”) affects the Partnership’s status as a partnership for federal income tax purposes or the status of BUC holders as partners of the Partnership, the treatment of the tax-exempt bonds on the properties owned by Consolidated VIEs as debt, the tax exempt nature of the interest payments received on bonds secured by the properties owned by Consolidated VIEs or the manner in which the Partnership’s income is reported to BUC holders on IRS Form K-1.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The accompanying interim unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. These condensed consolidated financial statements and notes have been prepared consistently with the 2009 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2010, and the results of operations for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2.  Partnership Income, Expenses and Cash Distributions

The Agreement of Limited Partnership of the Partnership contains provisions for the distribution of Net Interest Income, Net Residual Proceeds and Liquidation Proceeds, for the allocation of income or loss from operations and for the allocation of income and loss arising from a repayment, sale or liquidation of investments.  Income and losses will be allocated to each BUC holder on a periodic basis, as determined by the General Partner, based on the number of BUCs held by each BUC holder as of the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each BUC holder of record on the last day of each distribution period based on the number of BUCs held by each BUC holder as of such date. For purposes of the Agreement of Limited Partnership, cash distributions, if any, received by the Partnership from its indirect interest in MF Properties (Note 5) will be included in the Partnership’s Interest Income and cash distributions received by the Partnership from the sale of such properties will be included in the Partnership Residual Proceeds.

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

The unallocated deficit of the Consolidated VIEs is primarily comprised of the accumulated historical net losses of the Consolidated VIEs since the applicable consolidation date. The unallocated deficit of the VIEs and the VIEs net losses subsequent to that date are not allocated to the General Partner and BUC holders as such activity is not contemplated by, or addressed in, the Agreement of Limited Partnership.

3.  Variable Interest Entities

The Partnership invests in federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  The Partnership owns 100% of these bonds and each bond is secured by a first mortgage on the property.  In addition, the Partnership has made taxable loans to the property owners in certain cases which are secured by second mortgages on these properties.  Although each multifamily property financed with tax-exempt mortgage bonds held by the Partnership is owned by a separate entity in which the Partnership has no equity ownership interest, the debt financing provided by the Partnership creates a variable interest in these ownership entities that may require the Partnership to report the assets, liabilities and results of operations of these entities on a consolidated basis under GAAP.

On January 1, 2010, revised standards contained in ASC 810 became effective for the Partnership and were adopted by the Partnership.  Under the consolidation guidance included in the ASC, the Partnership must make an evaluation of these entities to determine if they meet the definition of a VIE. Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated  financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.

The revised accounting standard introduces a more qualitative approach to evaluating VIEs for consolidation and requires the Partnership to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE.  This analysis identifies the primary beneficiary, the entity that must consolidate the VIE, as the entity that has (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.  In adopting this revised accounting standard, the Partnership has re-evaluated all of its investments to determine if the property owners are VIEs and, if so, whether the Partnership is the primary beneficiary of the VIE. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE.  As a result, changes to the Consolidated VIEs may occur in the future based on changes in circumstances.  The accounting guidance on consolidations is complex and requires significant analysis and judgment.

The Partnership has determined that, as of January 1, 2010, six of the entities financed by tax-exempt bonds owned by the Partnership were held by VIEs.  These VIEs are Ashley Square, Bent Tree, Cross Creek, Fairmont Oaks, Iona Lakes and Lake Forest.   Additionally, in January 2010, the Partnership issued a Notice of Default on two bond holdings, The Gardens of DeCordova and The Gardens of Weatherford, and began foreclosure procedures. The foreclosure on these bonds was completed in March 2010.  Simultaneous with the foreclosure, the property was acquired through the assumption of liabilities by new ownership and the tax-exempt mortgage revenue bonds owned by the Partnership became the obligations of the new owners.  Prior to the foreclosure and ownership transfer the owners of these properties were not considered VIEs.  Based on the foreclosures and the lack of sufficient equity investment at risk by the new owners, these entities were determined to be VIEs in March 2010.

The Partnership does not hold an equity interest in these VIEs and, therefore, the assets of the VIEs cannot be used to settle the general commitments of the Partnership and the Partnership is not responsible for the commitments and liabilities of the VIEs.  The primary risks to the Partnership associated with these VIEs relate to the entities ability to meet debt service obligations to the Partnership and the valuation of the underlying multifamily apartment property which services as bond collateral.

Under the prior consolidation standards the Partnership consolidated Ashley Square, Bent Tree, Cross Creek, Fairmont Oaks, Iona Lakes and Lake Forest as it held the majority of the variable interests in these VIEs.  Under the revised standards the Partnership has determined that it is the primary beneficiary of four of these VIEs; Bent Tree, Fairmont Oaks, Iona Lakes and Lake Forest and has continued to consolidate these entities.  As a result of adopting the new guidance on January 1, 2010, the Partnership no longer reports Ashley Square and Cross Creek on a consolidated basis.  As of March 2010, the Partnership has determined that it is the primary beneficiary of The Gardens of DeCordova and The Gardens of Weatherford and began to consolidate these entities as of March 1, 2010.

The following is a discussion of the significant judgments and assumptions made by the Partnership in determining the primary beneficiary of the VIE and, therefore, whether the Partnership must consolidate the VIE.

Consolidated VIEs

The Partnership has determined it is the primary beneficiary of the Bent Tree, Fairmont Oaks, Iona Lakes and Lake Forest VIEs.  The capital structure of each of these VIEs consists of senior debt, subordinated debt and equity capital.  The senior debt is in the form of a tax-exempt multifamily housing mortgage revenue bond and accounts for the majority of the VIEs total capital. As the bondholder, the Partnership is entitled to principal and interest payments and has certain protective rights as established by the bond documents.  The equity ownership in these entities is held, ultimately, by corporations which are owned by four individuals, three of which are related parties.  Additionally, each of these properties is managed by an affiliate of the Partnership, America First Properties Management Company, LLC (“Properties Management”) which is an affiliate of Burlington.

In determining the primary beneficiary of these VIEs, the Partnership considered the activities of the VIE which most significantly impact the VIEs economic performance, who has the power to control such activities, the risks which the entities were designed to create, the variability associated with those risks and the interests which absorb such variability.  The Partnership also considered the related party relationship of the entities involved in the VIEs.  It was determined that the related party group met both of the primary beneficiary criteria and the Partnership was the most closely associated with the VIEs and, therefore, was determined to be the primary beneficiary.

The March 2010 foreclosure and ownership transfer related to The Gardens of DeCordova and The Gardens of Weatherford bonds constitutes a reconsideration event as outlined in ASC 810.  A reconsideration event triggers a re-evaluation of an entity to determine if it is a VIE and, if so, a re-evaluation of the holders of variable interests to determine the primary beneficiary of the VIE.  Through the foreclosure process and ownership transfer all previous equity investment at risk was eliminated.  As a result, the new ownership of these entities lacks sufficient equity at risk and, therefore, The Gardens of DeCordova and The Gardens of Weatherford were determined to be VIEs.  Under the accounting guidance the exercise of its protective rights in the foreclosure process effectively put the Partnership in the position to direct the activities that most significantly impact the VIEs economic performance and, thereby, the Partnership was determined to be the primary beneficiary of these VIEs.  The Partnership began to consolidate these VIEs as of March 1, 2010. Additionally, Properties Management manages The Gardens of DeCordova and America First Construction Services LLC, an affiliate of Burlington, has been engaged to manage the construction of The Gardens of Weatherford.

The following is a discussion of the circumstances related to The Gardens of DeCordova and The Gardens of Weatherford properties.

The Gardens of DeCordova. The construction of The Gardens of DeCordova was completed in April 2009 and lease-up continues, however, the property has not yet reached stabilization which is defined in the bond documents as the generation of a 1.15:1 debt service coverage ratio for six straight months. As result of the failure to reach stabilization, the bond is in technical default. This property is a senior (55+) affordable housing project located in Granbury, Texas in the Dallas-Fort Worth area.  In January 2010, the Partnership issued a Notice of Default through the bond trustee to begin foreclosure procedures in order to remove the limited partner. Such notice was issued in February 2010 and the foreclosure was completed in March 2010. Through this process the Partnership has removed the limited partner which will allow the property owner to “re-syndicate” the low income housing tax credits (“LIHTCs”) to a new limited partner thereby providing additional capital to the project. The Partnership believes that, if this can be accomplished, such new equity would be sufficient to allow for the current bonds to remain in place and operations be funded through an extended lease-up period. Until such time as additional capital, through the re-synidcation of the LIHTCs, is contributed, the full impact of these developments will not be known.  As of December 31, 2009, the property had 31 units leased out of total available units of 76, or 41% physical occupancy. As of March 31, 2010, the property had 30 units leased out of total available units of 76, or 39% physical occupancy.  At the request of the Partnership, in April 2010, the property owner reduced the number of units set aside for affordable tenants to 75% and began leasing 19 units to market rate tenants. Additionally, the property owner has agreed that, if needed to stabilize the property, it would further reduce the units set aside for affordable tenants to 60% thereby making an additional 11 units available to market rate tenants. As of April 30, 2010, occupancy has increased to 34 units, or 45% physical occupancy, and an additional six leases are pending.  Based on the level of leasing activity resulting from the change in the mix of affordable and market rate tenants, the Partnership continues to believe that The Gardens of DeCordova is capable of reaching stabilization

The Gardens of Weatherford. The Gardens of Weatherford Apartments is currently under construction in Weatherford, Texas and will contain 76 units upon completion. This property is a senior (55+) affordable housing project located in Weatherford, Texas in the Dallas-Fort Worth area. At this time infrastructure construction activities have been substantially completed but no construction has begun on the actual apartment buildings. As result of the failure to complete construction, the bond is in technical default. Construction was significantly delayed due to numerous zoning, planning and design issues encountered in the building permit application process.  In January 2010, the Partnership issued a Notice of Default through the bond trustee and began foreclosure procedures to remove the limited partner. Such notice was issued in February 2010 and the foreclosure was completed in March 2010. Through this process the Partnership has removed the limited partner which will allow the property owner to recapitalize the property by pursuing an alternative plan of financing.  Specifically, the Partnership has worked with the general partner of the owner to identify available Tax Credit Assistance Program (“TCAP”) funding through application to the Texas Department of Housing and Community Affairs (“TDHCA”). A TCAP Written Agreement with TDHCA has been entered into which commits TCAP funds to the project and final approval of the funding was received from the TDHCA board in March 2010.  The Partnership believes that the TCAP funding will be sufficient to allow for the current bonds to remain in place, construction to be complete and operations to be funded through an extended lease-up period. Formal agreements must still be finalized before such funds are available to the project. Formal agreements are expected to be completed and funding available prior to the end of the second quarter of 2010.

Non-Consolidated VIEs

As a result of adopting the new accounting guidance, we deconsolidated two entities, the Ashley Square and Cross Creek VIEs.  In determining the primary beneficiary of these VIEs, the Partnership considered the activities of each VIE which most significantly impact the VIEs economic performance, who has the power to control such activities, the risks which the entities were designed to create, the variability associated with those risks and the interests which absorb such variability.  The significant activities of the VIE that impact the economic performance of the entity include leasing and maintaining apartments, determining if the property is to be sold, decisions relating to debt refinancing, the selection of or replacement of the property manager and the approval of the operating and capital budgets.  As discussed below, while the capital structures of these VIEs resulted in the Partnership holding a majority of the variable interests in these VIEs, the Partnership determined it does not have the power to direct the activities of these VIEs that most significantly impact the VIEs’ economic performance and, as a result, is not the primary beneficiary of these VIEs.

Ashley Square –  Ashley Square Housing Cooperative acquired the ownership of the Ashley Square apartments in December 2008 from Ashley Square LLC through a warranty deed of transfer and an assumption of debt.  This transfer of ownership constitutes a reconsideration event as outlined in ASC 810 which triggers a re-evaluation of the holders of variable interests to determine the primary beneficiary of the VIE.  The capital structure of the VIE consists of senior debt, subordinated loans and equity capital.  The senior debt is in the form of tax-exempt mortgage revenue bonds that are 100% owned by the Partnership and account for the majority of the VIE’s total capital.  As the bondholder, the Partnership is entitled to principal and interest payments and has certain protective rights as established by the bond documents.  The VIE is organized as a housing cooperative and the 99% equity owner of this VIE is The Foundation for Affordable Housing (“FAH”), an unaffiliated Nebraska non-profit organization.  Additionally, this property is managed by Properties Management.

Cross Creek –  Cross Creek Apartments Holdings LLC is the owner of the Cross Creek Apartments.  On January 1, 2010, Cross Creek Apartment Holdings LLC entered into a new operating agreement and admitted three new members.  These new members committed approximately $2.2 million of capital payable in three installments including $563,000 on January 1, 2010.  The new operating agreement and admission of new owner members constitutes a reconsideration event as outlined in ASC 810 which triggers a re-evaluation of the holders of variable interests to determine the primary beneficiary of the VIE.  The capital structure of the VIE consists of senior debt, subordinated loans and equity capital at risk.  The senior debt is in the form of tax-exempt mortgage revenue bonds that are 100% owned by the Partnership and account for the majority of the VIE’s total capital.  As the bondholder, the Partnership is entitled to principal and interest payments and has certain protective rights as established by the bond documents.  The three newly admitted members of this VIE are each unaffiliated with the Partnership and have contributed significant equity capital to the VIE.  These members collectively control a 99% interest in the VIE.  The other 1% member of this VIE is FAH, which is also unaffiliated with the Partnership.  Additionally, this property is managed by Properties Management.

The following tables presents information regarding the carrying value and classification of the assets held by the Partnership which constitute a variable interest in Ashley Square and Cross Creek.

	Balance Sheet	Carrying	Maximum Exposure
	Classification	Value	to Loss
Ashley Square Apartments
Tax Exempt Mortgage Revenue Bond	Bond Investment	$6,528,795	$6,500,000
Property Loan	Other Asset	215,000	3,461,342
		$6,743,795	$9,961,342

Cross Creek Apartments
Tax Exempt Mortgage Revenue Bond	Bond Investment	$7,347,093	$5,871,004
Property Loans	Other Asset	2,882,754	2,882,754
		$10,229,847	$8,753,758

The tax exempt mortgage revenue bonds are classified on the balance sheet as available for sale investments and are carried at fair value while property loans are presented on the balance sheet as other assets and are carried at cost less any loan loss reserves.  See Footnote 4 for more disclosures regarding the bonds and Footnote 6 for more disclosures regarding the property loans.  The maximum exposure to loss for the bonds is equal to the unpaid principal balance as of March 31, 2010.  The difference between the carrying value and the maximum exposure to loss is a function of the fair value of the bond.  The maximum exposure to loss for the property loans is equal to the cost basis. The difference between the carrying value and the maximum exposure is the value of loss reserves that have been previously recorded against the outstanding loan balances.

The consolidated financial statements of the Company include the assets, liabilities and results of operation of the Partnership, the MF Properties and the Consolidated VIEs.  Financial information of the Partnership, on a stand-alone basis, includes only the assets, liabilities and results of operations of the Partnership and the MF Properties without the impact of the consolidation of the VIEs.  In the Company’s consolidated financial statements, all transactions and accounts between the Partnership, the MF Properties and the Consolidated VIEs have been eliminated.

The following tables present the effects of the consolidation of the Consolidated VIEs on the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

Condensed Consolidating Balance Sheets as of March 31, 2010 and December 31, 2009:
	Partnership as of March 31, 2010	Consolidated VIEs as of March 31, 2010	Consolidation -Elimination as of March 31, 2010	Total as of March 31, 2010
Assets
Cash and cash equivalents	$8,476,150	$122,971	$-	$8,599,121
Restricted cash	7,788,162	4,722,781	-	12,510,943
Interest receivable	8,013,381	-	(5,027,464)	2,985,917
Tax-exempt mortgage revenue bonds	127,290,158	-	(49,842,826)	77,447,332
Real estate assets:
Land	6,736,351	6,045,772	-	12,782,123
Buildings and improvements	37,456,013	55,641,339	(72,211)	93,025,141
Real estate assets before accumulated depreciation	44,192,364	61,687,111	(72,211)	105,807,264
Accumulated depreciation	(3,801,237)	(16,541,333)	-	(20,342,570)
Net real estate assets	40,391,127	45,145,778	(72,211)	85,464,694
Other assets	20,001,558	1,518,044	(14,258,409)	7,261,193
Total Assets	$211,960,536	$51,509,574	$(69,200,910)	$194,269,200

Liabilities
Accounts payable, accrued expenses and other	$1,331,357	$31,744,901	$(30,011,763)	$3,064,495
Distribution payable	2,759,664	-	-	2,759,664
Debt financing	55,209,000	-	-	55,209,000
Mortgage payable	30,072,162	54,404,000	(54,404,000)	30,072,162
Total Liabilities	89,372,183	86,148,901	(84,415,763)	91,105,321
Partners' Capital
General Partner	304,545	-	-	304,545
Beneficial Unit Certificate holders	122,222,845	-	11,745,997	133,968,842
Unallocated deficit of Consolidated VIEs	-	(34,639,327)	3,468,856	(31,170,471)
Total Partners' Capital	122,527,390	(34,639,327)	15,214,853	103,102,916
Noncontrolling interest	60,963	-	-	60,963
Total Capital	122,588,353	(34,639,327)	15,214,853	103,163,879
Total Liabilities and Partners' Capital	$211,960,536	$51,509,574	$(69,200,910)	$194,269,200

	Partnership as of December 31, 2009	Consolidated VIEs as of December 31, 2009	Consolidation -Elimination as of December 31, 2009	Total as of December 31, 2009
Assets
Cash and cash equivalents	$17,009,418	$271,117	$-	$17,280,535
Restricted cash	3,137,244	2,139,973	-	5,277,217
Interest receivable	6,075,991	-	(5,082,810)	993,181
Tax-exempt mortgage revenue bonds	125,703,198	-	(56,303,435)	69,399,763
Real estate assets:
Land	6,736,351	6,667,304	-	13,403,655
Buildings and improvements	37,375,063	65,512,057	(2,631,341)	100,255,779
Real estate assets before accumulated depreciation	44,111,414	72,179,361	(2,631,341)	113,659,434
Accumulated depreciation	(3,324,801)	(18,543,740)	-	(21,868,541)
Net real estate assets	40,786,613	53,635,621	(2,631,341)	91,790,893
Other assets	19,843,456	1,714,940	(15,529,265)	6,029,131
Total Assets	$212,555,920	$57,761,651	$(79,546,851)	$190,770,720

Liabilities and Owners' Equity
Accounts payable, accrued expenses and other	$1,618,741	$41,691,171	$(39,378,064)	$3,931,848
Distribution Payable	2,757,945	-	-	2,757,945
Debt financing	55,363,333	-	-	55,363,333
Mortgage payable	30,116,854	57,764,026	(57,764,026)	30,116,854
Total Liabilities	89,856,873	99,455,197	(97,142,090)	92,169,980
Partners' Capital
General Partner	271,051	-	-	271,051
Beneficial Unit Certificate holders	122,365,491	-	8,117,390	130,482,881
Unallocated deficit of Consolidated VIEs	-	(41,693,546)	9,477,849	(32,215,697)
Total Partners' Capital	122,636,542	(41,693,546)	17,595,239	98,538,235
Noncontrolling interest	62,505	-	-	62,505
Total Capital	122,699,047	(41,693,546)	17,595,239	98,600,740
Total Liabilities and Partners' Capital	$212,555,920	$57,761,651	$(79,546,851)	$190,770,720

Condensed Consolidating Statements of Operations for the three months ended March 31, 2010 and 2009:

	Partnership	Consolidated VIEs	Consolidation-Elimination	Total
	For the three	For the three	For the three	For the three
	months ended	months ended	months ended	months ended
	March 31, 2010	March 31, 2010	March 31, 2010	March 31, 2010
Revenues:
Property revenues	$1,753,591	$1,767,902	$-	$3,521,493
Mortgage revenue bond investment income	2,296,285	-	(815,714)	1,480,571
Other interest income	96,932	-	-	96,932
Total Revenues	4,146,808	1,767,902	(815,714)	5,098,996
Expenses:
Real estate operating (exclusive of items shown below)	959,702	1,096,072	-	2,055,774
Depreciation and amortization	668,858	541,415	(13,256)	1,197,017
Interest	973,002	1,364,637	(1,345,519)	992,120
General and administrative	508,235	-	-	508,235
Total Expenses	3,109,797	3,002,124	(1,358,775)	4,753,146
Net income (loss)	1,037,011	(1,234,222)	543,061	345,850
Less: net loss attributable to noncontrolling interest	1,542	-	-	1,542
Net income (loss) - America First Tax Exempt Investors, L. P.	$1,038,553	$(1,234,222)	$543,061	$347,392

	Partnership	Consolidated VIEs	Consolidation-Elimination	Total
	For the three	For the three	For the three	For the three
	months ended	months ended	months ended	months ended
	March 31, 2009	March 31, 2009	March 31, 2009	March 31, 2009
Revenues:
Property revenues	$1,631,698	$2,119,545	$-	$3,751,243
Mortgage revenue bond investment income	4,643,013	-	(3,694,669)	948,344
Other interest income	34,015	-	-	34,015
Loss on the sale of security	(127,495)	-	127,495	-
Total Revenues	6,181,231	2,119,545	(3,567,174)	4,733,602
Expenses:
Real estate operating (exclusive of items shown below)	1,035,657	1,324,986	-	2,360,643
Property loan loss	74,999	-	(74,999)	-
Depreciation and amortization	1,005,711	589,615	(14,454)	1,580,872
Interest	1,272,422	1,510,844	(1,592,397)	1,190,869
General and administrative	576,762	-	-	576,762
Total Expenses	3,965,551	3,425,445	(1,681,850)	5,709,146
Income (loss) from continuing operations	2,215,680	(1,305,900)	(1,885,324)	(975,544)
Income (loss) from discontinued operations	-	34,786,444	(8,051,690)	26,734,754
Net income (loss)	2,215,680	33,480,544	(9,937,014)	25,759,210
Less: net loss attributable to noncontrolling interest	3,860	-	-	3,860
Net income (loss) - America First Tax Exempt Investors, L. P.	$2,219,540	$33,480,544	$(9,937,014)	$25,763,070

4.  Investments in Tax-Exempt Bonds

The tax-exempt mortgage revenue bonds owned by the Company have been issued to provide construction and/or permanent financing of multifamily residential properties and do not include the tax-exempt bonds issued with respect to properties owned by Consolidated VIEs. The Company had the following investments in tax-exempt mortgage revenue bonds as of dates shown:

	March 31, 2010
Description of Tax-Exempt	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage Revenue Bonds

Ashley Square	$6,500,000	$28,795	$-	$6,528,795
Bella Vista	6,740,000	-	(867,505)	5,872,495
Bridle Ridge	7,885,000	-	(1,142,221)	6,742,779
Brookstone	7,351,469	806,132	-	8,157,601
Clarkson College	5,911,665	-	(566,077)	5,345,588
Cross Creek	5,871,004	1,476,089		7,347,093
Runnymede	10,825,000	-	(1,256,241)	9,568,759
South Park	11,919,860	597,232	-	12,517,092
Woodland Park	15,662,000	-	(4,137,117)	11,524,883
Woodlynn Village	4,550,000	-	(707,753)	3,842,247
	$83,215,998	$2,908,248	$(8,676,914)	$77,447,332

	December 31, 2009
Description of Tax-Exempt	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Mortgage Revenue Bonds

Bella Vista	$6,740,000	$-	$(946,161)	$5,793,839
Bridle Ridge	7,885,000	-	(1,143,404)	6,741,596
Brookstone	7,351,469	379,508	-	7,730,977
Clarkson College	5,936,665	-	(620,670)	5,315,995
Gardens of DeCordova	4,853,000	-	(1,302,060)	3,550,940
Gardens of Weatherford	4,686,000	-	(1,450,223)	3,235,777
Runnymede	10,825,000	-	(1,385,383)	9,439,617
South Park	11,919,860	427,699	-	12,347,559
Woodland Park	15,662,000	-	(4,210,416)	11,451,584
Woodlynn Village	4,550,000	-	(758,121)	3,791,879
	$80,408,994	$807,207	$(11,816,438)	$69,399,763

Valuation - As all of the Company’s investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  Due to the limited market for the tax-exempt bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the bonds.  There is no active trading market for the bonds and price quotes for the bonds are not generally available.  As of March 31, 2010 all of the Company’s tax-exempt mortgage revenue bonds were valued using discounted cash flow and yield to maturity analyses performed by management.  Management’s valuation encompasses judgment in its application.  The key assumption in management’s yield to maturity analysis is the range of effective yields on the individual bonds.  At March 31, 2010, the range of effective yields on the individual bonds was 6.6% to 8.3%.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these bonds.  Assuming an immediate 10 percent adverse change in the key assumption, the effective yields on the individual bonds would increase to a range of 7.3% to 9.1% and would result in additional unrealized losses on the bond portfolio of approximately $6.5 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  Pricing services, broker quotes and management’s analyses provide indicative pricing only.

Unrealized gains or losses on these tax-exempt bonds are recorded in accumulated other comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. As of March 31, 2010, all of the current bond investments except the Ashley Square, Brookstone, Cross Creek, and South Park investments have been in an unrealized loss position for greater than twelve months.  The Company has reviewed each of its mortgage revenue bonds for impairment. Based upon this evaluation, the current unrealized losses on the bonds are considered to be temporary.

Although valuations have improved in the first quarter, if the credit and capital markets would deteriorate, the Company experiences deterioration in the values of its investment portfolio or if the Company’s intent and ability to hold certain bonds changes, the Company may incur impairments to its investment portfolio which could negatively impact the Company’s financial condition, cash flows, and reported earnings.

The Partnership previously identified three tax-exempt mortgage revenue bonds for which certain actions may be necessary to protect the Partnership’s position as a secured bondholder and lender. These bonds are Woodland Park, The Gardens of DeCordova and The Gardens of Weatherford.  During the first quarter the Partnership issued a Notice of Default on two of these bond holdings, The Gardens of DeCordova and The Gardens of Weatherford, and began foreclosure procedures. The foreclosure on these bonds was completed in March 2010.  Simultaneous with the foreclosure, the property was acquired through the assumption of liabilities by new ownership and the tax-exempt mortgage revenue bonds owned by the Partnership became the obligations of the new owners.  Prior to the foreclosure and ownership transfer these bonds were presented as investments in tax-exempt bonds.  Based on the foreclosures and the lack of sufficient equity investment at risk by the new owners, these entities were determined to be VIEs and the Partnership has determined that it is the primary beneficiary of The Gardens of DeCordova and The Gardens of Weatherford.  As the primary beneficiary, the Partnership began to consolidate these entities as of March 1, 2010 (See Note 3).

The following is a discussion of the circumstances related to the Woodland Park property.

Woodland Park. Woodland Park owes the Partnership approximately $15.7 million under tax-exempt bonds and $700,000 under taxable loans.  Woodland Park was completed in November 2008, but remains in its initial lease-up phase and has not yet reached stabilization which is defined in the bond documents as the generation of a 1.15:1 debt service coverage ratio for six straight months. As a result, the bonds are in technical default. As of December 31, 2009, the property had 116 units leased out of total available units of 236, or 49% physical occupancy. As of March 31, 2010 the property had 110 units leased out of total available units of 236, or 47% physical occupancy. The Partnership believes that the most significant issue in the slow lease-up of the property and its failure to achieve stabilization has been the 100% set aside of the rental units for tenants that make less than 60% of the area median income. At the request of the Partnership, in April 2010, the property owner reduced the number of units set aside for affordable tenants to 75% and began leasing 59 units to market rate tenants. Additionally, the property owner has agreed that, if needed to stabilize the property, it would further reduce the units set aside for affordable tenants to 60% thereby making an additional 35 units available to market rate tenants. As of April 30, 2010, occupancy has increased to 127 units, or 54% physical occupancy, and an additional 16 leases are pending.  Based on the level of leasing activity resulting from the change in the mix of affordable and market rate tenants, the Partnership continues to believe that Woodland is capable of reaching stabilization.

Notwithstanding the positive effect on leasing activity resulting from making units available to market rate tenants, there were insufficient funds on deposit with the bond trustee to make the debt service payment of approximately $452,000 on the bonds which was due on May 3, 2010 and the property owner did not provide additional capital to fund the shortfall.  As a result, a payment default on the bonds has occurred.  The Partnership intends to protect its investment by issuing a formal notice of default through the bond trustee which will provide the owner approximately thirty days to provide additional funding in order to cure the payment default.  If the default is not cured the Partnership expects to begin the foreclosure process.  The Partnership would expect to remove and replace the general and limited partners of the property owner through foreclosure.  This action would allow a new property owner to re-syndicate the LIHTCs associated with this property.  If these LIHTCs can be successfully re-syndicated, it will provide additional capital to the project which can be used to support debt service payments on the tax-exempt mortgage revenue bonds until property operations improve to the point that sufficient cash is generated to pay any past due amounts on the bonds as well as ongoing debt service.  If the re-syndication of LIHTCs is not successful, the Partnership may pursue other options including making additional taxable loans to the property or completing the foreclosure process and take direct ownership of the property.

The Partnership previously evaluated the Woodland Park bonds for an other-than-temporary decline in value as of December 31, 2009 (see Footnote 2 in the December 31, 2009 10K for discussion of our impairment testing method).  Based on this evaluation, the Partnership concluded that no other-than-temporary impairment of these bonds existed at December 31, 2009.  The potential for a payment default was a factor which was considered in the evaluation.  As such, as of March 31, 2010, there were no significant changes in circumstances for these bonds that were not considered in the December 31, 2009 evaluation.  Therefore, the Partnership has concluded that no other-than-temporary impairment of these bonds exists as of March 31, 2010.

5.  Real Estate Assets

MF Properties

To facilitate its investment strategy of acquiring additional tax-exempt mortgage bonds secured by MF Properties, the Company has acquired through its various subsidiaries 99% limited partner positions in the nine limited partnerships that own the MF Properties.  The financial statements of these properties are consolidated with those of the Company.  The general partners of these partnerships are unaffiliated parties and their 1% ownership interest in these limited partnerships is reflected in the Company’s consolidated financial statements as non-controlling interests.  The Company expects each of these MF Properties to eventually be sold either to a not-for-profit entity or in connection with a syndication of LIHTCs. The Company expects to provide the tax-exempt mortgage revenue bonds to the new property owners as part of the restructuring.

VIE Properties

In addition to the MF Properties, the Company consolidates the assets, liabilities and results of operation of the Consolidated VIEs in accordance with the accounting guidance on consolidations.  Although the assets of these VIEs are consolidated, the Company has no ownership interest in the VIEs other than to the extent they serve as collateral for the tax-exempt mortgage revenue bonds owned by the Partnership.  The results of operations of those properties are recorded by the Company in consolidation but any net income or loss from these properties does not accrue to the BUC holders or the general partner, but is instead included in "Unallocated deficit of Consolidated VIEs.”

The Company consolidated the following properties owned by Consolidated VIEs in continuing operations as of March 31, 2010 and December 31, 2009:

Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at March 31, 2010
Bent Tree Apartments	Columbia, SC	232	986,000	11,497,809	$12,483,809
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,312,874	9,163,274
Gardens of DeCordova	Granbury, TX	76	530,825	4,799,934	5,330,759
Gardens of Weatherford	Weatherford, TX	76	381,747	2,722,524	3,104,271
Iona Lakes Apartments	Ft. Myers, FL	350	1,900,000	17,302,623	19,202,623
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	11,005,575	12,402,375
					61,687,111
Less accumulated depreciation (depreciation expense of approximately $524,000 for first quarter, 2010					(16,541,333)
					$45,145,778

Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2009
Ashley Square	Des Moines, IA	144	650,000	7,602,048	$8,252,048
Bent Tree Apartments	Columbia, SC	232	986,000	11,484,397	12,470,397
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,285,551	9,135,951
Iona Lakes Apartments	Ft. Myers, FL	350	1,900,000	17,269,181	19,169,181
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	10,990,328	12,387,128
Cross Creek Apartments	Beaufort, SC	144	844,103	7,289,210	8,133,313
					69,548,018
Less accumulated depreciation (depreciation expense of approximately $2.6 million in 2009)					(18,543,740)
					$51,004,278

6. Other Assets

The Company had the following Other Assets as of dates shown:

	March 31, 2010	December 31, 2009
Property loan receivable	$13,254,913	$4,303,941
Less: Allowance for property loans	(8,521,400)	(735,719)
Judgment receivable	710,690	713,543
Less: Allowance for judgment receivable	(700,000)	(700,000)
Deferred financing costs - net	1,010,882	757,174
Prepaid insurance	624,785	607,980
Prepaid other	31,843	-
Fair value of derivative contracts	25,477	140,507
Assets held for sale	375,000	375,000
Other receivables	449,003	566,705
Total Other Assets	$7,261,193	$6,029,131

In addition to the tax-exempt mortgage revenue bonds held by the Company, taxable property loans have been made to the owners of the properties which secure the bonds and are reported as Other Assets.  The Company periodically, or as changes in circumstances or operations dictate, evaluates such taxable loans for impairment.  The value of the underlying property assets is ultimately the most relevant measure of value to support the taxable loan values.  The Company utilizes a discounted cash flow model in estimating a property fair value.  A number of different discounted cash flow ("DCF") models containing varying assumptions are considered.   The various models may assume multiple revenue and expense scenarios, various capitalization rates and multiple discount rates.  Other information, such as independent appraisals, may be considered in estimating a property fair value.  If the estimated fair value of the property after deducting the amortized cost basis of any senior tax-exempt mortgage revenue bond exceeds the principal balance of the property loan then no potential loss is indicated and no allowance for property loans is needed.

7.  Discontinued Operations and Assets Held for Sale

In February 2009, the tax-exempt mortgage revenue bonds secured by Ashley Pointe at Eagle Crest in Evansville, Indiana, Woodbridge Apartment of Bloomington III in Bloomington, Indiana, and Woodbridge Apartments of Louisville II in Louisville, Kentucky were redeemed.  The properties financed by these redeemed mortgage revenue bonds were required to be consolidated into the Company’s financial statements as VIEs under the accounting guidance on consolidations. During the fourth quarter of 2008, these VIEs met the criteria for discontinued operations under the ASC on property, plant, and equipment and they were classified as such in the consolidated financial statements for all periods presented. In order to properly reflect the transaction under the ASC on consolidations, the Company recorded the redemption of the bonds as a sale of the properties as though they were owned by the Company.  The transaction was completed for a total purchase price of $32.0 million resulting in a gain on sale for GAAP reporting to the Company of approximately $26.5 million.  The redemption of the bonds did not result in a taxable gain to the Partnership.  The redeemed bonds were collateral on the Company’s then existing Tender Option Bond Facility ("TOB Facility") described in Note 8.  As of the closing date of the redemption, the Company placed $23.6 million on deposit with Bank of America as replacement collateral for the TOB Facility.  This restricted cash was released to the Partnership in June 2009 when the TOB Facility was collapsed and the Company entered into its new term loan agreement with Bank of America as described in Note 8.

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

There were no assets and liabilities related to discontinued operations as of March 31, 2010 and December 31, 2009. There were no revenues and expenses to report for the three months ended March 31, 2010.  For the same period in 2009, the total rental revenues were approximately $849,000; total expenses were approximately $502,000, resulting in net income from discontinued operations of approximately $347,000, excluding the gain on sale of $26.5 million, for the three months ended March 31, 2009.

8.  Debt Financing and Mortgage Payable

The Company currently has outstanding debt financing of $55.2 million under two separate credit facilities.  The first credit facility is with Bank of America and has an outstanding balance of $49.7 million (the “BOA Facility”).  The BOA Facility is secured by 13 tax-exempt mortgage revenue bonds with a total par value of $112.1 million.  In addition, at March 31, 2010, approximately $4.5 million in restricted cash was pledged as additional security for the BOA Facility.  During first quarter of 2010, the Company placed approximately $2.3 million of additional cash into the restricted cash account.  The BOA Facility was entered into in June 2009, and has a one-year term with a six-month renewal option held by the Company.  The BOA Facility bears interest at a floating interest rate equal to daily LIBOR plus 390 basis points.  Financial covenants for the BOA Facility include the maintenance of a leverage ratio not to exceed 70% and a minimum liquidity of $5.0 million by the Company.  Additionally, the properties which secure the bond portfolio which is collateral for the BOA Facility are to maintain, as a group, a minimum debt service coverage of 1.1 to 1 and a loan to value ratio not to exceed 75%.  At March 31, 2010, the Company was in compliance with these covenants.  The BOA Facility partially refinanced a TOB Facility previously provided by Bank of America which had been entered into by the Company in June 2008 and was terminated in June 2009.

The second credit facility is with Omaha State Bank and has an outstanding balance of $5.5 million (the “OSB Facility”).  The OSB Facility is a term loan that matures on June 30, 2011, is collateralized by one tax-exempt mortgage revenue bond with a par value of $8.9 million and bears interest at a fixed annual rate of 6.5% per annum.

For three months ended March 31, 2010, the Company’s average effective annual interest rate on borrowings under the BOA Facility and OSB Facility was approximately 4.4%.  For the three months ended March 31, 2009, the Company’s average effective annual interest rate on the TOB Facility was 2.8%.  Because of the higher financing costs and short term nature of the BOA Credit Facility and the OSB Facility, the Company has been exploring various options to provide more favorable debt financing.  During March 2010, the Partnership signed a term sheet for a Tax-Exempt Bond Securitization facility (“TEBS”) with Freddie Mac.  This financing option offers several advantages over the Company’s current credit facilities including a longer term of up to 10 years.  The TEBS facility is expected to provide the Company with approximately $87.5 million of proceeds which will be used to retire the current BOA Facility and OSB Facility and would provide additional funds for investment.  The Company anticipates closing the TEBs Facility in July 2010, but there is no assurance that the TEBs Facility will close.

In addition to the BOA Facility and the OSB Facility, the Company reports the mortgage loans secured by certain MF Properties on its consolidated financial statements.  As of March 31, 2010, the mortgage loans, totaling approximately $30.1 million, were secured by the MF Properties and $2.4 million of restricted cash.

The Company’s aggregate borrowings as of March 31, 2010 contractually mature over the next five years and thereafter as follows:

2010	$69,036,086
2011	9,926,173
2012	30,780
2013	6,288,123
Thereafter	-
Total	$85,281,162

The amounts maturing in 2010 consist of the entire balance of the BOA Facility, and approximately $19.3 million of mortgages payables on MF Properties.  The mortgages payable are guaranteed by the Company.  The terms of these mortgages may be extended for two twelve month periods.  The owners of the MF Properties securing these mortgage loans intend to exercise their rights to extend the terms of these mortgages for an additional year.

While the Company expects to be able to renew or refinance current debt maturities, if the current illiquidity in the financial markets continues or further deteriorates, our ability to renew or refinance our outstanding debt financing may be negatively affected.

9.  Issuances of Additional Beneficial Unit Certificates

Beginning in 2007, the Partnership has issued BUCs from time to time to raise additional equity capital to fund investment opportunities.  Through March 31, 2010, the Partnership had issued a total of 12,005,000 additional BUCs raising net proceeds of approximately $66.5 million after payment of an underwriter’s discount and other offering costs of approximately $5.0 million.  In April 2010, a Registration Statement on Form S-3 was declared effective by SEC under which the Partnership may offer up to $200.0 million of additional BUCs from time to time.  In April 2010, the Partnership issued an additional 8,280,000 BUCs through an underwritten public offering at a public offering price of $5.37 per BUC pursuant to this new Registration Statement.  Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $41.8 million after payment of an underwriter's discount and other offering costs of approximately $2.7 million.

10.  Transactions with Related Parties

The general partner of the Partnership, AFCA 2, is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its tax-exempt mortgage revenue bonds or other tax-exempt investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. For the three months ended March 31, 2010 and 2009, the Partnership paid administrative fees to AFCA 2 of approximately $94,500 and $70,500, respectively.  In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the tax-exempt mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these tax-exempt mortgage revenue bonds and totaled approximately $67,800 and $61,600 for the three months ended March 31, 2010 and 2009, respectively.

AFCA 2 earned mortgage placement fees in connection with the acquisition of certain tax-exempt mortgage revenue bonds.  These mortgage placement fees were paid by the owners of the respective properties and, accordingly, have not been reflected in the accompanying condensed consolidated financial statements because these properties are not considered VIEs. During the three months ended March 31, 2010 and 2009, AFCA 2 earned mortgage placement fees of approximately $0 and $91,700, respectively.

An affiliate of AFCA 2, America First Properties Management Company, LLC (“Properties Management”), provides property management services for Ashley Square Apartments, Iona Lakes Apartments, Bent Tree Apartments, Lake Forest Apartments, Fairmont Oaks Apartments, Cross Creek, Clarkson College, Woodland Park, the Gardens of DeCordova, Eagle Ridge, Crescent Village, Meadowview, Willow Bend, Postwoods I, Postwoods II, Churchland, Glynn Place and Greens of Pine Glen.  Properties Management also provided management services for Ashley Pointe at Eagle Crest until the tax-exempt bond on that property was redeemed in February 2009.  Properties Management earned management fees of approximately $238,600 and $232,900 during the first quarters of 2010 and 2009, respectively for the management of these properties.  These property management fees are not Partnership expenses, but are paid in each case by the owner of the multifamily apartment property.  However, for properties owned by entities treated as Consolidated VIEs and for MF Properties, the property management fees are reflected as real estate operating expenses on the Company’s consolidated financial statements.  The property management fees are paid out of the revenues generated by all properties financed by tax-exempt bonds and taxable mortgages prior to the payment of debt service on the Partnership’s tax-exempt revenue bonds and taxable loans.

The shareholders of the limited-purpose corporations which own four of the Consolidated VIEs held by the Company are employees of Burlington who are not involved in the operation or management of the Company and who are not executive officers or managers of Burlington.

11.  Interest Rate Derivative Agreements

As of March 31, 2010, the Company has three derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing and mortgages payable. The terms of the derivative agreements are as follows:

Date Purchased	Notional Amount	Effective Capped Rate	Maturity Date	Purchase Price	Counterparty

June 18, 2009	$50,000,000	4.65%	December 31, 2010	$554,000	Bank of America

July 9, 2009	$12,793,570	2.05%	July 10, 2010	$51,500	JP Morgan

October 29, 2008	$4,480,000	6.00%	November 1, 2011	$26,512	Bank of America

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $115,000 and $453,000 for the three months ended March 31, 2010 and March 31, 2009, respectively.

12.  Segment Reporting

The Company consists of three reportable segments, Tax-Exempt Bond Investments, MF Properties, and VIEs.  In addition to the three reportable segments, the Company also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

Tax-Exempt Bond Investments Segment

The Tax-Exempt Bond Investments segment consists of the Company’s portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  Such tax-exempt bonds are held as long-term investments.  As of March 31, 2010, the Company held eleven tax-exempt bonds (secured by ten properties) not associated with Consolidated VIEs and six tax-exempt bonds associated with Consolidated VIEs.  The multifamily apartment properties financed by these tax-exempt bonds contain a total of 1,633 rental units.

MF Properties Segment

The MF Properties segment consists of indirect equity interests in multifamily apartment properties which are not currently financed by tax-exempt bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring.  In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties.  The Partnership’s interests in its current MF Properties are not currently classified as Assets Held for Sale because the Partnership is not actively marketing them for sale, there is no definitive purchase agreement in existence and, therefore, no sale is expected in the next twelve months.  During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Property in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.  Any such cash distribution will contribute to the Partnership’s Cash Available for Distribution (“CAD”).  As of March 31, 2010, the Company held limited partner interests in the owners of nine MF Properties containing a total of 964 rental units.

The Consolidated VIE Segment

The Consolidated VIE segment consists of multifamily apartment properties which are financed with tax-exempt bonds held by the Partnership, the assets, liabilities and operating results of which are consolidated with those of the Partnership as a result of ASC 810-10.  The tax-exempt bonds on these Consolidated VIE properties are eliminated from the Company’s financial statements as a result of such consolidation, however, such bonds are held as long-term investments by the Partnership which continues to be entitled to receive principal and interest payments on such bonds.  The Company does not actually own an equity position in the Consolidated VIEs or their underlying properties.  As of March 31, 2010, the Company consolidated six VIE multifamily apartment properties containing a total of 1,152 rental units. At December 31, 2009 and March 31, 2009, the Company reported six and five Consolidated VIEs containing 1,288 and 1,144, respectively .

Management’s goals with respect to the properties constituting each of the Company’s reportable segments is to generate increasing amounts of net rental income from these properties that will allow them to (i) make all payments of base interest, and possibly pay contingent interest, on the properties included in the Tax-Exempt Bond Investments segment and the Consolidated VIE segment, and (ii) distribute net rental income to the Partnership from the MF Properties segment until such properties can be refinanced with additional tax-exempt mortgage bonds meeting the Partnership’s investment criteria.  In order to achieve these goals, management of these multifamily apartment properties is focused on: (i) maintaining high economic occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties; and (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas.  In that regard, management closely monitors and evaluates the operational and financial results of all properties financed by the Partnership’s Tax-Exempt Bond Investments and the MF Properties.

The following table details certain key financial information for the Company’s reportable segments for the three month periods ended March 31, 2010 and 2009:

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Total revenue
Tax-Exempt Bond Investments	$2,393,217	$4,549,533
MF Properties	1,753,591	1,631,698
Consolidated VIEs	1,767,902	2,119,545
Consolidation/eliminations	(815,714)	(3,567,174)
Total revenue	$5,098,996	$4,733,602

Interest expense
Tax-Exempt Bond Investments	$539,784	$1,022,620
MF Properties	433,218	249,802
Consolidated VIEs	1,364,637	1,510,844
Consolidation/eliminations	(1,345,519)	(1,592,397)
Total interest expense	$992,120	$1,190,869

Depreciation expense
Tax-Exempt Bond Investments	$-	$-
MF Properties	476,436	400,428
Consolidated VIEs	523,299	578,366
Consolidation/eliminations	-	-
Total depreciation expense	$999,735	$978,794

Income (loss) from continuing operations
Tax-Exempt Bond Investments	$1,191,317	$2,601,522
MF Properties	(154,306)	(385,842)
Consolidated VIEs	(1,234,222)	(1,305,900)
Consolidation/eliminations	543,061	(1,885,324)
Income (loss) from continuing operations	$345,850	$(975,544)

Net income (loss)
Tax-Exempt Bond Investments	$1,191,317	$2,601,522
MF Properties	(152,764)	(381,982)
Consolidated VIEs	(1,234,222)	33,480,544
Consolidation/eliminations	543,061	(9,937,014)
Net income (loss) - America First Tax Exempt Investors, L. P.	$347,392	$25,763,070

	March 31,2010	December 31, 2009
Total assets
Tax-Exempt Bond Investments	$186,631,920	$186,493,868
MF Properties	53,814,904	54,064,969
Consolidated VIEs	51,509,574	57,761,651
Consolidation/eliminations	(97,687,198)	(107,549,768)
Total assets	$194,269,200	$190,770,720

Total partners' capital
Tax-Exempt Bond Investments	$126,038,292	$125,995,908
MF Properties	6,096,237	6,250,542
Consolidated VIEs	(34,639,324)	(41,693,546)
Consolidation/eliminations	5,607,711	7,985,331
Total partners' capital	$103,102,916	$98,538,235

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

Certain of the MF properties own apartment properties that generated LIHTCs for the previous partners in these partnerships.  In connection with the acquisition of partnership interests in these partnerships by subsidiaries of the Company, the Company has agreed to reimburse the prior partners for any liabilities they incur due to recapture of these tax credits to the extent the recapture liability is due to the operation of the properties in a manner inconsistent with the laws and regulations relating to such tax credits after the date of acquisition. No amount has been accrued for this continent liability because management believes that the likelihood of any payments being required thereunder is remote.

14.  Recently Issued Accounting Pronouncements

Effective January 1, 2010, we adopted ASC 810, Consolidations, which requires an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlled financial interest in a VIE.  The purpose of the analysis is to identify the primary beneficiary of a VIE as the entity that has (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.  See Note 3 for disclosures.

Effective January 1, 2010, we adopted Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements.  The new accounting guidance amends previously issued guidance and adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements.  It also provides clarification about existing fair value disclosures, the level of disaggregation required, and the inputs and valuation techniques used to measure fair value.  The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption did not have a material impact on the financial statements.

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

15.   Fair Value Measurements

Current accounting guidance on fair value measurements establishes a framework for measuring fair value and provides for expanded disclosures about fair value measurements.  The guidance:

·
Defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date; and

·	Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk.  To increase consistency and comparability in fair value measurements and related disclosures, the fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The three-levels of the hierarchy are defined as follows:

·	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

·
Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

·	Level 3 inputs are unobservable inputs for asset or liabilities.

The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value.

Investments in Tax-exempt Mortgage Revenue Bonds.  The fair values of the Company’s investments in tax-exempt mortgage revenue bonds have each been based on a discounted cash flow and yield to maturity analysis. There is no active trading market for the bonds and price quotes for the bonds are not available.  If available, the General Partner may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  The estimates of the fair values of these bonds, whether estimated by the Company or based on external sources, are based largely on unobservable inputs the General Partner believes would be used by market participants.  Additionally, the calculation methodology used by the external sources and the Company encompasses the use of judgment in its application. Given these facts the fair value measurement of the Company’s investment in tax-exempt mortgage revenue bonds is categorized as a Level 3 input.

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

Assets and liabilities measured at fair value on a recurring basis, in thousands, are summarized below:
		Fair Value Measurements at March 31, 2010
	Assets/Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Description
Assets
Tax-exempt Mortgage Revenue Bonds	$77,447,332	-	-	$77,447,332
Interest Rate Derivatives	25,477	-	-	25,477
Total Assets at Fair Value	$77,472,809	$-	$-	$77,472,809

		For three months ended March 31, 2010
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives	Total

Beginning Balance January 1, 2010		$69,399,763	$140,507	$69,540,270
VIE deconsolidation		12,371,004	-	12,371,004
VIE consolidation		(9,539,000)	-	(9,539,000)
Total gains (losses) (realized/unrealized)
Included in earnings		-	(115,030)	(115,030)
Included in other comprehensive income		5,240,565	-	5,240,565
Purchases, issuances and settlements		(25,000)	-	(25,000)
Ending Balance March 31, 2010		$77,447,332	$25,477	$77,472,809
Total amount of losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of March 31, 2010		$-	$(115,030)	$(115,030)

		Fair Value Measurements at December 31, 2009
	Assets/Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Description
Assets
Tax-exempt Mortgage Revenue Bonds	$69,399,763	-	-	$69,399,763
Interest Rate Derivatives	140,507	-	-	140,507
Total Assets at Fair Value	$69,540,270	$-	$-	$69,540,270

		For three months ended March 31, 2009
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives	Total

Beginning Balance January 1, 2009		$44,492,526	$302,849	$44,795,375
Total gains (losses) (realized/unrealized)
Included in earnings		-	(453,366)	(453,366)
Included in other comprehensive income		3,835,794	-	3,835,794
Purchases, issuances and settlements		(20,000)	-	(20,000)
Ending Balance March 31, 2009		$48,308,320	$(150,517)	$48,157,803

Total amount of losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of March 31, 2009		$-	$(453,366)	$(453,366)

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

Critical Accounting Policies

The Company’s critical accounting policies are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 except that, effective January 1, 2010, we adopted Account Standards Codification (“ASC”) 810, Consolidations.   This revised standard requires an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a VIE.  Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated  financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  The revised accounting standard also introduces a more qualitative approach to evaluating VIEs for consolidation and requires the Partnership to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE.  This analysis identifies the primary beneficiary, the entity that must consolidate the VIE, as the entity that has (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.  In adopting this revised standard, the Partnership has re-evaluated all of its investments to determine if the property owners are VIEs and, if so, whether the Partnership is the primary beneficiary of the VIE. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE.  As a result, changes to the Consolidated VIEs may occur in the future based on changes in circumstances.  The accounting guidance on consolidations is complex and requires significant analysis and judgment.  See Note 3 for disclosures.

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

Executive Summary

First Quarter Results

For the quarter ended March 31, 2010, the Company generated Net Income of approximately $346,000 and Cash Available for Distribution (“CAD”) of approximately $1,822,000 compared with Net Income of approximately $25.8 million and CAD of approximately $3,306,000 during the quarter ended March 31, 2009.  See further discussion of CAD in this Management’s Discussion and Analysis on page 31.  The principal reason for the higher net income and CAD during the first quarter of 2009 was the gains realized upon the redemption of three tax-exempt mortgage bonds in February 2009.  Net income from continuing operations during the first quarter of 2010 was approximately $344,000 compared to an approximate net loss from continuing operations of $976,000 during the first quarter of 2009.  The improvement in net income from continuing operations was due to higher revenues from the Company’s tax-exempt bond investments and to lower expenses in all categories.

CAD continues to be negatively affected mainly by higher financing costs and low levels of debt utilized by the Partnership to provide additional funds for investment in income generating assets.  Because of the higher financing costs and our under-leveraged balance sheet, the Company has been exploring various options to provide more favorable debt financing.  During March 2010, the Partnership signed a term sheet for a Tax-Exempt Bond Securitization facility (“TEBS”) with Freddie Mac.  This financing option offers several advantages over the Company’s current credit facilities including a longer term of up to 10 years.  The TEBS facility is expected to provide the Company with approximately $87.5 million of proceeds which will be used to retire the current BOA Facility and OSB Facility and would provide additional funds for investment.  The Company anticipates closing the TEBs facility in July 2010, but there is no assurance that the TEBs Facility will close.

Although there have been positive economic signs recently, challenging economic conditions continue to exist in many of the markets in which apartment properties financed by the Company are located.  Negative economic conditions, high levels of unemployment, lack of job growth, low home mortgage interest rates and tax incentives provided to first time homebuyers have had a negative effect on some of the apartment properties which collateralize our tax-exempt bond investments and our MF Properties in the form of declining occupancy.  Overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents and non-revenue units such as model units and employee units) of the apartment properties that the Partnership has financed with tax-exempt mortgage revenue bonds was 81% for first quarter of 2010 compared to 82% during the first quarter of 2009.  Overall economic occupancy of the MF Properties was 81% for first quarter of 2010 compared to 84% during the first quarter of 2009.

Market Opportunities

There is a significant unmet demand for affordable multifamily housing in the United States.  The types of revenue bonds in which the Partnership invests offer developers of affordable housing a low-cost source of construction and permanent debt financing for these types of properties.  The disruptions in domestic and international financial markets, and the resulting restrictions on the availability of debt financing that have prevailed since 2008, have, in our view, created potential investment opportunities for the Partnership.  Many participants in the multifamily housing debt sector have either reduced their participation in the market or are being forced to liquidate some or all of their existing portfolio investments in order to meet their liquidity needs.  We believe this is creating opportunities to acquire existing tax-exempt bonds from distressed holders at attractive yields.  The Partnership continues to evaluate potential investments in bonds which are available on the secondary market in addition to opportunities to acquire newly issued bonds.

Current credit and real estate market conditions also create opportunities to acquire quality MF Properties from distressed owners and lenders.  The ability of the Partnership to restructure existing debt, together with the ability to improve the operations of the apartment properties through our affiliated property management company, can position these MF Properties for an eventual financing with tax-exempt mortgage revenue bonds meeting our investment criteria and that will be supported by a valuable and well-run apartment property.  We believe we can selectively acquire MF Properties, restructure debt and improve operations in order to create value to our shareholders in the form of a strong tax-exempt bond investment.

Distributions

The Partnership continued distributions during the first quarter of 2010 at an annual rate of $0.50 per BUC.  Although CAD generated in recent quarters has not been sufficient to fully fund distributions at this rate without utilizing the Partnership’s cash reserves to supplement the deficit, the General Partner believes that distributions at the current level are sustainable.  However, if the Partnership is unable generate CAD at levels in excess of the annual distribution; such distribution amount may need to be reduced.

Issuance of Additional BUCs

In April 2010, a Registration Statement on Form S-3 was declared effective by SEC under which the Partnership may offer up to $200.0 million of additional BUCs from time to time.  In April 2010, the Partnership issued an additional 8,280,000 BUCs through an underwritten public offering at a public offering price of $5.37 per BUC pursuant to this new Registration Statement.  Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $41.8 million after payment of an underwriter's discount and other offering costs of approximately $2.7 million.

Discussion of the Partnership Bond Holdings and the Related Apartment Properties as of March 31, 2010

The Partnership’s purpose is to acquire and hold as long-term investments a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  At March 31, 2010, the Partnership held 17 tax-exempt mortgage bonds secured by 16 properties containing a total of 2,785 rental units.  Six of the entities that own the apartment properties financed by six of the Partnership’s tax exempt bonds were deemed to be Consolidated VIEs of the Partnership at March 31, 2010 and, as a result, these bonds are eliminated in consolidated on the Company’s financial statements.  At March 31, 2009, the Partnership held 14 tax-exempt bonds secured by 13 properties containing a total of 2,281 rental units.  Five of the entities that owned apartment properties financed by five of the Partnership’s tax exempt bonds at March 31, 2009 were VIEs of the Partnership and, as a result, these bonds were eliminated in consolidated on the Company’s financial statements.

To facilitate its investment strategy of acquiring additional tax exempt mortgage bonds secured by multifamily apartment properties, the Partnership may acquire ownership positions in MF Properties in order to ultimately restructure the property ownership through a sale of the MF Properties.  The Partnership expects each of these MF Properties to eventually be sold to a not-for-profit entity or in connection with a syndication of LIHTCs under Section 42 of the Internal Revenue Code of 1986, as amended. The Partnership expects to acquire tax-exempt mortgage revenue bonds issued to provide debt financing for these properties at the time the property ownership is restructured. The Partnership expects to provide the tax-exempt mortgage revenue bonds to the new property owners as part of the restructuring.   Such restructurings will generally be expected to be initiated within 36 months of the Partnership’s investment in an MF Property and will often coincide with the expiration of the compliance period relating to LIHTCs previously issued with respect to the MF Property.  The Partnership will not acquire LIHTCs in connection with these transactions. As of March 31, 2010 and March 31, 2009, the Partnership’s wholly-owned subsidiaries held limited partnership interests in nine entities that own MF Properties containing a total of 964 rental units.  Until the Partnership restructures the property ownership as described above, the MF Properties operating goal is similar to that of the properties underlying the Partnership’s tax-exempt bonds.

America First Properties Management Company (“Properties Management”), an affiliate of AFCA 2, provides property management services for Ashley Square, Iona Lakes Apartments, Bent Tree Apartments, Lake Forest Apartments, Fairmont Oaks Apartments, Cross Creek, Clarkson College, Woodland Park, the Gardens of DeCordova and each of the MF Properties.  Management believes that this relationship provides greater insight and understanding of the underlying property operations and their ability to meet debt service requirements to the Partnership.

The following table outlines certain information regarding the apartment properties on which the Partnership holds tax-exempt mortgage bonds (separately identifying those owned by entities treated as Consolidated VIEs) and the MF Properties.  The narrative discussion that follows provides a brief operating analysis of each property during the first three months of 2010.

Property Name	Location	Number of Units	Number of Units Occupied	Percentage of Occupied Units as of March 31,		Economic Occupancy (1) for the period ended March 31,

				2010	2009	2010	2009

Non-Consolidated Properties
Ashley Square Apartments	Des Moines, IA	144	126	88%	97%	83%	92%
Bella Vista Apartments	Gainesville, TX	144	132	92%	95%	88%	94%
Bridle Ridge Apartments	Greer, SC	152	139	91%	84%	86%	85%
Brookstone Apartments (3)	Wakegan, IL	168	158	94%	n/a	88%	n/a
Clarkson College	Omaha, NE	142	113	80%	80%	77%	81%
Cross Creek Apartments (3)	Beaufort, SC	144	143	99%	n/a	81%	n/a
Runnymede Apartments	Austin, TX	252	238	94%	97%	97%	100%
South Park Ranch Apartments (3)	Austin, TX	192	180	94%	n/a	89%	n/a
Woodland Park (4)	Topeka, KS	236	n/a	n/a	n/a	n/a	n/a
Woodlynn Village	Maplewood, MN	59	56	95%	92%	97%	96%
		1,633	1,285	92%	93%	88%	93%

Consolidated VIEs
Bent Tree Apartments	Columbia, SC	232	221	95%	89%	79%	79%
Fairmont Oaks Apartments	Gainsville, FL	178	162	91%	87%	77%	85%
Gardens of DeCordova (4)	Granbury, TX	76	n/a	n/a	n/a	n/a	n/a
Gardens of Weatherford (2)	Weatherford, TX	76	n/a	n/a	n/a	n/a	n/a
Iona Lakes Apartments	Ft. Myers, FL	350	312	89%	80%	67%	64%
Lake Forest Apartments	Daytona Beach, FL	240	210	88%	89%	71%	80%
		1,152	905	91%	87%	72%	75%

MF Properties
Churchland	Chesapeake, VA	124	116	94%	93%	92%	87%
Crescent Village	Cincinnati, OH	90	80	89%	88%	77%	77%
Eagle Ridge	Erlanger, KY	64	60	94%	80%	82%	70%
Glynn Place	Brunswick, GA	128	96	75%	84%	63%	74%
Greens of Pine Glen	Durham, NC	168	157	93%	92%	85%	93%
Meadowview	Highland Heights, KY	118	102	86%	89%	78%	87%
Postwoods I	Reynoldsburg, OH	92	75	82%	96%	81%	86%
Postwoods II	Reynoldsburg, OH	88	80	91%	98%	84%	92%
Willow Bend	Columbus (Hilliard), OH	92	89	97%	97%	89%	99%
		964	855	89%	91%	81%	84%

(1)Economic occupancy is presented for the three months ended March 31, 2010 and 2009, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented, therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(2) This property is still under construction as of March 31, 2010, and therefore has no occupancy data.
(3) Previous period occupancy numbers are not available, as this is a new investment.
(4)Construction on these properties has been completed and the properties are in a lease up and stabilization period. As of March 31, 2010, Gardens of Decordova has leased 30 of a total of 76 units and Woodland Park has leased 110 of a total of 236 units.

Non-Consolidated Properties

Ashley Square – Ashley Square Apartments is located in Des Moines, Iowa.  In the first quarter of 2010, Net Operating Income was $90,000 as compared to $109,000 in 2009.  This decrease was the direct result of lower property revenue from decreased occupancy.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2010.

Bella Vista – Bella Vista Apartments is located in Gainesville, Texas.  In the first quarter of 2010, Bella Vista’s operations resulted in Net Operating Income (calculated as property revenue less salaries, advertising, administration, utilities, repair and maintenance, insurance, taxes, and management fee expenses) of $122,000 as compared to $149,000 in 2009.  The decrease was a result of decreased economic occupancy and an increase in utilities expense.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2010.

Bridle Ridge Apartments – Bridle Ridge Apartments is located in Greer, South Carolina.  In the first quarter of 2010, Bridle Ridge Apartments’ operations resulted in Net Operating Income of $147,000 as compared to $167,000 in 2009.  This decrease was a result of increased salary and utility expenses along with an increase in property and liability insurance.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2010.

Brookstone - Brookstone Apartments is located in Wakegan, Illinois. These bonds were purchased in October 2009.  Brookstone’s operations resulted in Net Operating Income of $217,000 on net revenue of approximately $325,000 million in 2010.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2010.

Clarkson College – Clarkson College is a 142 bed student housing facility located in Omaha, Nebraska.  In the first quarter of 2010, Net Operating Income was $122,000 as compared to $130,000 in 2009.  The decrease is attributable to a decline in economic occupancy.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2010.

Cross Creek - Cross Creek Apartments is located in Beaufort, South Carolina. The Cross Creek bonds were acquired in April 2009.  At that time the project was not completed and was vacant.  Construction of Cross Creek was completed in November 2009.  In the first quarter of 2010, Cross Creek’s operations resulted in Net Operating Income of $124,000 on net revenue of approximately $274,000.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2010.

Runnymede Apartments – Runnymede Apartments is located in Austin, Texas.  In the first quarter of 2010, Runnymede Apartment’s operations resulted in Net Operating Income of $278,000 as compared to $245,000 in 2009.  This increase was the result of increased other income, including insurance proceeds and late fees, along with a decrease in maintenance and repair expense.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2010.

South Park Ranch Apartments - South Park Ranch Apartments is located in Austin, Texas. These bonds were purchased in August 2009.  South Park’s operations resulted in Net Operating Income of $299,000 on net revenue of approximately $447,000 in 2010.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2010.

Woodlynn Village – Woodlynn Village is located in Maplewood, Minnesota.  In the first quarter of 2010, Net Operating Income was $87,000 as compared to $69,000 in 2009.  This increase was the result of higher occupancy and decreased repair and maintenance expenses.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2010.

Woodland Park.  The construction of Woodland Park was completed in November 2008 and lease-up continues, however, the property has not yet reached stabilization which is defined in the bond documents as the generation of a 1.15:1 debt service coverage ratio for six straight months.  As result of the failure to reach stabilization, the bond is in technical default.  The Partnership believes that a principal reason for the slow lease up of this property is that 100% of units were set aside for affordable tenants.  At the request of the Partnership in March 2010, the property owner lowered the set aside of units for affordable tenants to 75% thereby allowing 59 units to be rented to “market rate” tenants.  As of April 30, 2010, occupancy has increased to 127 units, or 54% physical occupancy, and an additional 16 leases are pending.  Based on the level of leasing activity resulting from the change in the mix of affordable and market rate tenants, the Partnership continues to believe that Woodland is capable of reaching stabilization.  Notwithstanding the positive effect on leasing activity resulting from making units available to market rate tenants, there were insufficient funds on deposit with the bond trustee to make the debt service payment of approximately $452,000 on the bonds which was due on May 3, 2010 and the property owner did not provide additional capital to fund the shortfall.  As a result, a payment default on the bonds has occurred.  The Partnership intends to protect its investment by issuing a formal notice of default through the bond trustee which will provide the owner approximately thirty days to provide additional funding in order to cure the payment default.  If the default is not cured the Partnership expects to begin the foreclosure process.  The Partnership would expect to remove and replace the general and limited partners of the property owner through foreclosure. This action would allow the property owner to re-syndicate the LIHTCs associated with this property.  If these LIHTCs can be successfully re-syndicated, it will provide additional capital to the project which can be used to support debt service payments on the tax-exempt mortgage revenue bonds until property operations improve to the point that sufficient cash is generated to pay any past due amounts on the bonds as well as ongoing debt service.  If the re-syndication of LIHTCs is not successful, the Partnership may pursue other options including making additional taxable loans to the property or completing the foreclosure process and take direct ownership of the property. In the first quarter of 2010, Net Operating Income was $52,000 on net revenue of approximately $199,000.

Consolidated VIEs

Bent Tree – Bent Tree Apartments is located in Columbia, South Carolina.   In the first quarter of 2010, Net Operating Income was $150,000 as compared to $164,000 in 2009.  This decrease was the result of increased repair and maintenance expenses.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2010.

Fairmont Oaks – Fairmont Oaks Apartments is located in Gainesville, Florida.  In the first quarter of 2010, Net Operating Income was $165,000 as compared to $187,000 in 2009.  This decrease was the result of lower economic occupancy due to an increase in concessions.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2010.

The Gardens of DeCordova.  The Gardens of DeCordova is a 76 unit senior (55+) affordable housing project located in Granbury, Texas in the Dallas-Fort Worth area.  The property was completed in April 2009 but remains in its initial lease-up phase and has not yet reached stabilization which is defined in the bond documents as the generation of a 1.15:1 debt service coverage ratio for six straight months.  As result of the failure to reach stabilization, the Partnership’s bond on this property is in technical default.   In February 2010, the bond trustee issued a notice of default and foreclosure of the property was completed in March 2010.  Through this process, the existing the limited partner of the property owner has been removed.  This will allow the property owner to re-syndicate the LIHTCs associated with this property to a new limited partner thereby providing additional capital to the project.   The Partnership believes that, if this can be accomplished, the new equity would be sufficient to allow for the current bonds to remain in place and operations be funded through an extended lease-up period.  Until such time as new ownership is in place and additional capital is contributed, the full impact of these developments will not be known.  In addition, at the request of the Partnership, in April 2010, the property owner reduced the number of units set aside for affordable tenants to 75% and instructed the property management company to begin leasing 19 units to market rate tenants. Additionally, the property owner has agreed that, if needed to stabilize the property, it would further reduce the units set aside for affordable tenants to 60% thereby making an additional 11 units available to market rate tenants.  As of April 30, 2010, occupancy has increased to 34 units, or 45% physical occupancy, and an additional six leases are pending.  Based on the level of leasing activity resulting from the change in the mix of affordable and market rate tenants, the Partnership continues to believe that The Gardens of DeCordova is capable of reaching stabilization. In the first quarter of 2010, Net Operating Loss was $19,000 on net revenue of approximately $63,000. This entity became a Consolidated VIE on March 1, 2010. The Consolidated VIE operations for March 2010 reported Net Operating Loss of $6,000 on net revenue of approximately $21,000.

The Gardens of Weatherford.  The Gardens of Weatherford Apartments is a to-be-constructed 76-unit senior (55+) affordable housing project located in Weatherford, Texas in the Dallas-Fort Worth.  At this time infrastructure construction activities have been substantially completed, but no construction has begun on the actual apartment buildings.  Construction was significantly delayed due to numerous zoning, planning and design issues encountered in the building permit application process.  While approximately $2.0 million remains on deposit with the bond trustee for the Gardens of Weatherford, such funds are insufficient to complete construction of the project or to pay the outstanding principal on the bonds should the project not be constructed.  Due to the delays in completing construction, the bond is in technical default.  In February 2010, the bond trustee began foreclosure procedures and the foreclosure was completed in March 2010.  Through this process the Partnership has removed the limited partner which will allow the property owner to recapitalize the property by pursuing an alternative plan of financing.  Specifically, the Partnership has worked with the general partner of the owner to identify available Tax Credit Assistance Program (“TCAP”) funding through application to the Texas Department of Housing and Community Affairs (“TDHCA”). A TCAP Written Agreement with TDHCA has been entered into which commits TCAP funds to the project and final approval of the funding was received from the TDHCA board in March 2010.  The Partnership believes that the TCAP funding will be sufficient to allow for the current bonds to remain in place, construction to be complete and operations to be funded through an extended lease-up period.  Formal agreements must still be finalized before such funds are available to the project.  Formal agreements are expected to be completed and funding available prior to the end of the second quarter of 2010. There were no operations to report for first quarter of 2010 as this property remains under construction.

Iona Lakes – Iona Lakes Apartments is located in Fort Myers, Florida.  In the first quarter of 2010, Net Operating Income was $268,000 as compared to $254,000 in 2009.  This increase was directly related to an increase in occupancy and a decrease in real estate taxes.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2010.

Lake Forest – Lake Forest Apartments is located in Daytona Beach, Florida.  In the first quarter of 2010, Net Operating Income was $160,000 as compared to $216,000 in 2009.  This decrease was a direct result of lower economic occupancy due to an increase in concessions along with an increase in utility expense.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2010.

MF Properties

Commons at Churchland – Commons at Churchland is located in Chesapeake, Virginia.  In the first quarter of 2010, Net Operating Income was $153,000 as compared to $130,000 in 2009.  This increase was the result of increased revenues due to higher occupancy along with a decrease in utility expense.

Crescent Village – Crescent Village Townhomes is located in Cincinnati, Ohio.  In the first quarter of 2010, Crescent Village’s operations resulted in Net Operating Income of $70,000 as compared to $75,000 in 2009.   This decrease was the result of higher utility expense.

Eagle Ridge – Eagle Ridge Townhomes is located in Erlanger, Kentucky.  In the first quarter of 2010, Eagle Ridge’s operations resulted in Net Operating Income of $47,000 as compared to $19,000 in 2009.  This increase was the result of higher property revenue from increased occupancy.

Glynn Place – Glynn Place Apartments is located in Brunswick, Georgia.  In the first quarter of 2010, Glynn Place Apartments’ operations resulted in Net Operating Income of $64,000 as compared to $71,000 in 2009.  This decrease was the result of lower revenues due to a decrease in occupancy.

Greens of Pine Glen – Greens of Pine Glen Apartments is located in Durham, North Carolina. This property was purchased in February of 2009. In the first quarter of 2010, Greens of Pine Glen’s operations resulted in Net Operating Income of $118,000 on net revenue of approximately $305,000.

Meadowview – Meadowview Apartments is located in Highland Heights, Kentucky.  In the first quarter of 2010, Meadowview’s operations resulted in Net Operating Income of $76,000 as compared to $112,000 in 2009.  This decrease was a result of lower property revenue due to a decrease in occupancy along with an increase in utility expense.

Postwoods I – Postwoods Townhomes is located in Reynoldsburg, Ohio.  In the first quarter of 2010, Postwoods I’s operations resulted in Net Operating Income of $87,000 as compared to $92,000 in 2009. This decrease was a result of lower property revenue due to a decrease in occupancy.

Postwoods II – Postwoods Townhomes is located in Reynoldsburg, Ohio.  In the first quarter of 2010, Postwoods II’s operations resulted in Net Operating Income of $78,000 as compared to $96,000 in 2009.  This decrease was a result of lower property revenue due to a decrease in occupancy.

Willow Bend – Willow Bend Townhomes is located in Columbus (Hilliard), Ohio.  In the first quarter of 2010, Willow Bend’s operations resulted in Net Operating Income of $101,000 as compared to $92,000 in 2009.  This increase was a result of a decrease in real estate taxes, repair and maintenance expense, and management fees.

Results of Operations

Consolidated Results of Operations

The following discussion of the Company’s results of operations for the three months ended March 31, 2009 and 2008 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Three Months Ended March 31, 2010 compared to Three  Months Ended March 31, 2009 (Consolidated)
Change in Results of Operations

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	Dollar Change
Revenues:
Property revenues	$3,521,493	$3,751,243	$(229,750)
Mortgage revenue bond investment income	1,480,571	948,344	532,227
Other interest income	96,932	34,015	62,917
Total Revenues	5,098,996	4,733,602	365,394

Expenses:
Real estate operating (exclusive of items shown below)	2,055,774	2,360,643	(304,869)
Depreciation and amortization	1,197,017	1,580,872	(383,855)
Interest	992,120	1,190,869	(198,749)
General and administrative	508,235	576,762	(68,527)
Total Expenses	4,753,146	5,709,146	(956,000)

Income from continuing operations	345,850	(975,544)	1,321,394
Income from discontinued operations	-	26,734,754	(26,734,754)
Net income	345,850	25,759,210	(25,413,360)
Less: net loss attributable to noncontrolling interest	1,542	3,860	(2,318)
Net income - America First Tax Exempt Investors, L. P.	$347,391	$25,763,070	$(25,415,678)

Property revenues.  Property revenues decreased as a result of Ashley Square Apartments no longer being reported as a Consolidated VIE at March 31, 2010.  Accordingly, no revenues from the operation of this property were included in property revenues reported by the Company in the first quarter of 2010 compared to approximately $307,000 of property revenues from this property that were reported in the first quarter of 2009.  The decline in property revenue due to the deconsolidation of Ashley Square was partially offset by a $152,000 increase in property revenues generated by the Greens of Pine Glen which was owned for the full quarter in 2010 compared to a partial quarter in 2009.  The remaining decrease in revenue is a direct result of lower occupancy at the remaining Consolidated VIEs and MF Properties.  The MF Properties averaged $592 per unit in monthly rent in 2010 as compared with $603 per unit in 2009.  Economic occupancy at the MF Properties was 81% during the first quarter of 2010 as compared to 84% in the first quarter of 2009.  The Consolidated VIEs averaged $564 per unit in monthly rent in 2010 as compared to $583 per unit in 2009.  Economic occupancy of the Consolidated VIEs was 72% in 2010 and 75% in 2009.

Mortgage revenue bond investment income.  Mortgage revenue bond investment income increased during the first quarter of 2010 compared to the first quarter of 2009 due to the deconsolidation of Ashley Square Apartments plus interest income from new bonds acquired in 2009.  The deconsolidation of Ashley Square increased investment income by approximately $122,000. Because this property is no longer treated as a Consolidated VIE, the interest paid to the Company on the tax-exempt bond on this property was not eliminated in consolidation in the first quarter of 2010, but was eliminated in consolidation during the first quarter of 2009.  In addition, the Company realized additional tax-exempt interest payments of approximately $484,000 due to the acquisition of new tax-exempt bonds on Cross Creek Apartments, South Park Ranch Apartments and Brookstone Apartments that it did not hold during the first quarter of 2009.

Other interest income.  The increase in other interest income is attributable to higher levels of taxable loans held by the Company.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties and the Consolidated VIEs is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The overall decrease in real estate operating expenses was the result of the Ashley Square deconsolidation and general decreases realized at the MF Properties and the Consolidated VIEs.   The deconsolidation of Ashley Square reduced real estate operating expenses by approximately $209,000.  The decrease in real estate operating expenses related to the MF Properties and the Consolidated VIEs was generally attributable to decreased salaries, repair and maintenance and professional fees expenses.

    Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the apartment properties of the Consolidated VIEs and the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the BOA Credit Facility that the Company entered into during the second quarter of 2009.  The decrease in depreciation and amortization expense from the first quarter of 2009 to the first quarter of 2010 is attributable to a decrease of approximately $119,000 in deferred financing cost amortization, a decrease of approximately $293,000 in in-place lease amortization, and an approximate $93,000 decrease due to deconsolidation of Ashley Square.  This was offset by a depreciation expense increase of approximately $61,000 due the ownership of Greens of Pine Glen for a full quarter in 2010 compared to a partial quarter in 2009 and increased depreciation of capital assets placed in service after March 31, 2009 at the eight MF Properties and Consolidated VIEs.

Interest expense.  The decrease in interest expense during the first quarter 2010 compared to the first quarter 2009 was due to a number of offsetting factors.  The Company’s borrowing cost increased from 2.8% per annum in 2009 to 4.0% per annum in 2010 resulting in an approximate increase of $310,000 when comparing first quarter 2010 to first quarter 2009.  Partially offsetting this increase was an approximate $83,000 decrease resulting from the decrease in the average principal of outstanding debt.  The remaining decrease was the result of the mark to market adjustment of the Company’s derivatives.  These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.

General and administrative expenses.  General and administrative expenses reported a net decrease due to decreased investment due diligence expense, including related travel costs, and lower salaries expense offset by an increase in administration and professional fees.

Partnership Only Results of Operations

The following discussion of the Partnership’s results of operations for the three months ended March 31, 2010 and 2009 reflects the operations of the Partnership without the consolidation of any VIEs during either period under the GAAP consolidation rules then in effect.  This information is used by management to analyze the Partnership’s operations and is reflective of the consolidated operations of the Tax-Exempt Bond Investments segment and the MF Properties segment as presented Note 12 to the financial statements.

Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009 (Partnership Only)
Changes in Results of Operations

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	Dollar Change
Revenues:
Property revenues	$1,753,591	$1,631,698	$121,893
Mortgage revenue bond investment income	2,296,285	4,643,013	(2,346,728)
Other interest income	96,932	34,015	62,917
Loss on sale of securities	-	(127,495)	127,495
Total Revenues	4,146,808	6,181,231	(2,034,423)
Expenses:
Real estate operating (exclusive of items shown below)	959,702	1,035,657	(75,955)
Property loan loss	-	74,999	(74,999)
Depreciation and amortization	668,858	1,005,711	(336,853)
Interest	973,002	1,272,422	(299,420)
General and administrative	508,235	576,762	(68,527)
Total Expenses	3,109,797	3,965,551	(855,754)
Net income	1,037,011	2,215,680	(1,178,669)
Less: net loss attributable to noncontrolling interest	1,542	3,860	(2,318)
Net Income - America First Tax Exempt Investors, L.P.	$1,038,553	$2,219,540	$(1,180,987)

Property revenues.  Property revenues reported by the Partnership are only those of the MF Properties.  The increase from the first quarter of 2009 to the first quarter of 2010 is a result of the ownership of the Greens of Pine Glen for a full quarter in 2010 compared to a partial quarter during 2009.  This added approximately $152,000 of rental income.  Property revenues from the other eight MF Properties during the first quarter of 2010 declined by approximately $30,000 compared to the first quarter of 2009. The MF Properties averaged $592 per unit in monthly rent in 2010 as compared with $603 per unit in 2009. Economic occupancy at the MF Properties was 81% during the first quarter 2010 as compared to 84% in the first quarter 2009.

Mortgage revenue bond investment income.  The decrease in mortgage revenue bond investment income during the first quarter of 2010 compared to the first quarter of 2009 is a result of the redemption of the tax-exempt mortgage revenue bonds secured by Ashley Pointe at Eagle Crest, Woodbridge Apartment of Bloomington III and Woodbridge Apartments of Louisville II in February 2009.  These bond redemptions resulted in the recognition of $2.5 million of contingent and deferred interest plus approximately $313,000 of regular bond interest during the first quarter of 2009.  This decrease was partially offset by additional tax-exempt interest payments of approximately $484,000 received by the Partnership during the first quarter of 2010 due to the acquisition of new tax-exempt bonds on Cross Creek Apartments, South Park Ranch Apartments and Brookstone Apartments that were not held by the Partnership during the first quarter of 2009.

            Other interest income.  The increase in other interest income is attributable to higher levels of taxable loans held by the Company.

Loss on the sale of securities. The loss on the sale of securities represents the write-off of unamortized deferred finance costs related to the three bonds redeemed during the first quarter of 2009.   No such write-off occurred in 2010.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees.  Real estate operating expenses decreased by approximately $175,000 due to financing costs expensed by the Greens of Pine Glen in 2009 which were not recurring in 2010, offset by a $130,000 increase in operating expenses at this property due to it being owned for an entire quarter in 2010 as compared to a partial quarter in 2009.  In addition, the other eight MF Properties experienced an approximate $36,000 reduction in expenses related to lower salaries, repair and maintenance and professional fees expenses.

Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to BOA Credit Facility that the Partnership entered into during the second quarter of 2009.  The decrease in depreciation and amortization expense from the first quarter of 2009 to the first quarter of 2010 is attributable to a decrease of approximately $119,000 in deferred financing cost amortization and a decrease of approximately $293,000 in in-place lease amortization offset by a depreciation expense increase due the ownership of Greens of Pine Glen for a full quarter in 2010 and an increase in depreciation of capital assets placed in service after March 31, 2009 at the eight other MF properties.

Interest expense. Interest expense decreased approximately $299,000 during the first quarter 2010 compared to the first quarter 2009.  The decrease was due to a number of offsetting factors.  The Company’s borrowing cost increased from 2.8% per annum in 2009 to 4.0% per annum in 2010 resulting in an approximate increase of $310,000 when first quarter 2010 is compared to first quarter 2009.  Partially offsetting this increase was an approximate $165,000 decrease resulting from the decrease in the average principal of outstanding debt.  The remaining decrease was the result of the mark to market adjustment of the Company’s derivatives.  These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.

General and administrative expenses.  General and administrative expenses reported a net decrease due to decreased investment due diligence expense, including related travel costs, and lower salaries expense offset by an increase in administration and professional fees.

Liquidity and Capital Resources

Tax-exempt interest earned on the mortgage revenue bonds, including those financing properties held by Consolidated VIEs, represents the Partnership's principal source of cash flow.  The Partnership may also receive interest payments on its taxable mortgage loans, earnings on temporary investments and cash distributions from equity interests held in MF Properties.  Tax-exempt interest is primarily comprised of base interest payments received on the Partnership’s tax-exempt mortgage revenue bonds.  Certain of the tax-exempt mortgage revenue bonds may also generate payments of contingent interest to the Partnership from time to time when the underlying apartment properties generate excess cash flow.  Because base interest on each of the Partnership’s mortgage revenue bonds is fixed, the Partnership’s cash receipts tend to be fairly constant period to period unless the Partnership acquires or disposes of its investments in tax-exempt bonds.  Changes in the economic performance of the properties financed by tax-exempt bonds with a contingent interest provision will affect the amount of contingent interest, if any, paid to the Partnership.  Similarly, the economic performance of MF Properties will affect the amount of cash distributions, if any, received by the Partnership from its ownership of these properties.  The economic performance of a multifamily apartment property depends on the rental and occupancy rates of the property and on the level of operating expenses.  Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market area in which a property is located.  This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes.  In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of an apartment property.  The primary uses of cash by apartment properties are the payment of operating expenses and debt service.

Other sources of cash available to the Partnership include debt financing and the sale of additional BUCs.  The Company currently has outstanding debt financing of $55.2 million under two separate credit facilities.  The first credit facility is the BOA Facility that had an outstanding balance of $49.7 million at March 31, 2010.  The BOA Facility was entered into in June 2009, and has a one-year term with a six-month renewal option held by the Company.  The BOA Facility is secured by 13 tax-exempt mortgage revenue bonds with a total par value of $112.1 million and approximately $4.5 million of restricted cash.  The BOA Facility bears interest at a floating interest rate equal to daily LIBOR plus 390 basis points.  The second credit facility is the OSB Facility that had an outstanding balance of $5.5 million at March 31, 2010.  The OSB Facility is a term loan that matures on June 30, 2011, is collateralized by one tax-exempt mortgage revenue bond with a par value of $8.9 million and bears interest at a fixed annual rate of 6.5% per annum.  The Company has been exploring various options to provide more favorable debt financing.  During March 2010, the Partnership signed a term sheet for a Tax-Exempt Bond Securitization facility (“TEBS”) with Freddie Mac.  This financing option offers several advantages over the Company’s current credit facilities including a longer term of up to 10 years.  The TEBS facility is expected to provide the Company with approximately $87.5 million of proceeds which will be used to retire the current BOA Facility and OSB Facility and would provide additional funds for investment.  The Company anticipates closing the TEBs facility in July 2010, but there is no assurance that the TEBs Facility will close.

The Partnership is authorized to issue additional BUCs to raise additional equity capital to fund investment opportunities.  In April 2010, a Registration Statement on Form S-3 was declared effective by SEC under which the Partnership may offer up to $200.0 million of additional BUCs from time to time.  In April 2010, the Partnership issued an additional 8,280,000 BUCs through an underwritten public offering at a public offering price of $5.37 per BUC pursuant to this new Registration Statement.  Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $41.8 million after payment of an underwriter's discount and other offering costs of approximately $2.7 million.

The Partnership’s principal uses of cash are the payment of distributions to BUC holders, interest and principal on debt financing and general and administrative expenses. The Partnership also uses cash to acquire additional investments.  Distributions to BUC holders may increase or decrease at the determination of the General Partner.  Distributions to BUC holders depend primarily upon the amount of base and contingent interest received on the Company’s tax-exempt mortgage revenue bonds and cash received from other investments, the amount of borrowings and the effective interest rate of these borrowings, and the amount of the Partnership’s undistributed cash.  Recently, cash generated by the Partnership’s investments has not been sufficient to fund such expenditures and distributions without utilizing cash reserves to supplement the deficit.  See discussion below regarding “Cash Available for Distribution.”  As a result, beginning with the second quarter 2009 distribution, the General Partner lowered the Company’s regular annual distribution from $0.54 to $0.50 per BUC, or $0.125 per quarter per BUC. The General Partner believes that distributions at this level are sustainable; however, if actual results vary from current projections and the actual CAD generated is less than the new regular distribution, such distribution amount may need to be reduced.

The Consolidated VIEs’ and MF Properties' primary source of cash is net rental revenues generated by their real estate investments. Net rental revenues from a multifamily apartment property depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market area in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of an apartment property.

The Consolidated VIEs’ and MF Properties' primary uses of cash are: (i) the payment of operating expenses; and (ii) the payment of debt service.

On a consolidated basis, cash provided by operating activities for the first quarter 2010 as compared to first quarter 2009, increased approximately $93,000 due to changes in working capital components. Cash from investing activities decreased approximately $13.9 million for first quarter 2010 as compared to the first quarter in 2009 primarily due to $32.0 million in cash proceeds realized in the first quarter of 2009 from the early redemption of the bonds on Ashley Pointe, Woodbridge – Louisville and Woodbridge – Bloomington offset by a net reduction of approximately $18.9 million of cash provided as collateral on Company’s borrowings. Cash from financing activities increased approximately $1.0 million for the first quarter 2010 as compared to the first quarter in 2009.  This is attributable to the change in the properties restricted cash and principal payments on debt financing.

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

The following tables show the calculation of CAD for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009

Net income (loss)	$347,392	$25,763,070
Net (income) loss related to VIEs and eliminations due to consolidation	691,162	(23,543,530)
Net income before impact of VIE consolidation	$1,038,554	$2,219,540
Change in fair value of derivatives and interest rate derivative amortization	115,030	453,366
Depreciation and amortization expense (Partnership only)	668,858	1,005,711
Tier 2 Income distributable to the General Partner (1)	-	(574,890)
Provision for loan loss	-	74,999
Loss on bond sale	-	127,495
CAD	$1,822,442	$3,306,221
Weighted average number of units outstanding, basic and diluted	21,842,928	13,512,928
Net income, basic and diluted, per unit	$0.05	$0.12
Total CAD per unit	$0.08	$0.24
Distributions per unit	$0.1250	$0.1350
(1) As described in Note 2 to the consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the BUC holders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner. For first quarter 2009, the early redemption of Woodbridge - Bloomington generated approximately $1.4 million and Woodbridge - Louisville generated approximately $917,000 of Tier 2 income. No Tier 2 income was earned during first quarter 2010.

Contractual Obligations

There were no significant changes to the Company’s contractual obligations as of March 31, 2010 from the December 31, 2009 information presented in the Company’s Annual Report on Form 10-K.  As discussed in the Annual report on Form 10-K, the entire $49.7 million balance of Company’s BOA Credit Facility and approximately $19.3 million of mortgages payable on MF Properties which the Company guarantees become due in July 2010.  The Company has the right to extend the BOA Facility for a period of six months.  However, as discussed above, the Company recently signed a term sheet with Freddie Mac for a new TEBS facility and expects to close this facility in July 2010 and use a portion of the proceeds to repay both the BOA Facility and its OSB Facility. The Company also expects the owners of the MF Properties securing these mortgage loans to exercise their rights to extend the terms of these mortgages for an additional year.

Recently Issued Accounting Pronouncements

Effective January 1, 2010, we adopted Accounting Standards Codification (“ASC”) 810, Consolidations, which requires an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlled financial interest in a VIE.  The purpose of the analysis is to identify the primary beneficiary of a VIE as the entity that has (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.  See Note 3 for disclosures.

Effective January 1, 2010, we adopted Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements.  The new accounting guidance amends previously issued guidance and adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements.  It also provides clarification about existing fair value disclosures, the level of disaggregation required, and the inputs and valuation techniques used to measure fair value.  The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption did not have a material impact on the financial statements.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Company are described in Item 1A “Risk Factors” of the Company’s 2009 Annual Report on Form 10-K.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Date: May 10, 2010	By: /s/ Mark Hiatt
Mark Hiatt
Chief Executive Officer