Form 10-Q
period 2010-06-30
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2010-08-09
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
 YES  ☐  NO  ☒

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1A	Risk Factors	42
Item 6	Exhibits	42

SIGNATURES	43

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2010	December 31, 2009

Assets
Cash and cash equivalents	$17,875,760	$17,280,535
Restricted cash	13,247,917	5,277,217
Interest receivable	3,210,856	993,181
Tax-exempt mortgage revenue bonds, at fair value (Note 4)	92,894,247	69,399,763
Real estate assets: (Note 5)
Land	12,627,499	13,403,655
Buildings and improvements	93,445,362	100,255,779
Real estate assets before accumulated depreciation	106,072,861	113,659,434
Accumulated depreciation	(21,385,127)	(21,868,541)
Net real estate assets	84,687,734	91,790,893
Other assets (Note 6)	8,295,469	6,029,131
Total Assets	$220,211,983	$190,770,720

Liabilities
Accounts payable, accrued expenses and other liabilities	$3,487,803	$3,931,848
Distribution payable	4,253,382	2,757,945
Debt financing (Note 8)	54,797,000	55,363,333
Mortgages payable (Note 8)	17,234,549	30,116,854
Total Liabilities	79,772,734	92,169,980

Commitments and Contingencies (Note 13)

Partners' Capital
General partner (Note 2)	(168,319)	271,051
Beneficial Unit Certificate holders	173,119,475	130,482,881
Unallocated deficit of Consolidated VIEs	(32,051,204)	(32,215,697)
Total Partners' Capital	140,899,952	98,538,235
Noncontrolling interest (Note 5)	(460,703)	62,505
Total Capital	140,439,249	98,600,740
Total Liabilities and Capital	$220,211,983	$190,770,720

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues:
Property revenues	$3,728,809	$3,903,272	$7,250,302	$7,654,515
Mortgage revenue bond investment income	1,538,313	1,054,551	3,018,884	2,002,895
Gain on early extinquishment of debt	438,816	-	438,816	-
Other interest income	115,894	17,879	212,826	51,894
Total Revenues	5,821,832	4,975,702	10,920,828	9,709,304
Expenses:
Real estate operating (exclusive of items shown below)	3,073,725	2,580,266	5,148,617	4,940,909
Depreciation and amortization	1,240,241	1,679,036	2,437,258	3,259,908
Interest	872,277	965,329	1,845,279	2,156,198
General and administrative	590,541	324,401	1,098,776	901,163
Total Expenses	5,776,784	5,549,032	10,529,930	11,258,178
Income (loss) from continuing operations	45,048	(573,330)	390,898	(1,548,874)
Income from discontinued operations (including gain on bond redemption of $26,514,809 in 2009)	-	-	-	26,734,754
Net income (loss)	45,048	(573,330)	390,898	25,185,880
Less: net loss attributable to noncontrolling interest	521,666	2,964	523,208	6,824
Net income (loss) - America First Tax Exempt Investors, L.P.	$566,714	$(570,366)	$914,106	$25,192,704

Net income (loss) allocated to:
General Partner	$16,881	$13,766	$27,267	$587,856
Limited Partners - BUC holders	1,430,466	351,927	2,458,634	1,997,377
Unallocated gain (loss) of Consolidated VIEs	(880,633)	(936,059)	(1,571,795)	22,607,471
Noncontrolling interest	(521,666)	(2,964)	(523,208)	(6,824)
	$45,048	$(573,330)	$390,898	$25,185,880

BUC holders' interest in net income per unit (basic and diluted):
Net income, basic and diluted, per unit	$0.05	$0.02	$0.10	$0.14

Weighted average number of units outstanding, basic and diluted	27,765,126	14,820,620	24,820,387	14,170,387

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Noncontrolling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2010	$271,051	21,842,928	$130,482,881	$(32,215,697)	$62,505	$98,600,740	$(11,009,231)
Sale of Beneficial Unit Certificates	-	8,280,000	41,656,763			41,656,763
Deconsolidation of VIEs - (Note 3)	15,881	-	1,572,185	1,736,288	-	3,324,354	1,588,066
Consolidation of VIEs - (Note 3)	27,523	-	2,724,760	-	-	2,752,283	2,752,283
Distributions paid or accrued
Regular distribution	(51,498)	-	(5,098,283)	-	-	(5,149,781)	-
Distribution of Tier II earnings (Note 2)	(465,816)	-	(1,397,449)	-	-	(1,863,265)	-
Comprehensive income:
Net Income (loss)	27,267	-	2,458,634	(1,571,795)	(523,208)	390,898	-
Unrealized gain on securities	7,273	-	719,984	-	-	727,257	727,257
Comprehensive income						1,118,155
Comprehensive loss attributable to noncontolling interest	-	-	-	-	-	(523,208)	-
Comprehensive income attributable to Partnership	-	-	-	-	-	1,641,363	-
Balance at June 30, 2010	$(168,319)	30,122,928	$173,119,475	$(32,051,204)	$(460,703)	$140,439,249	$(5,941,625)

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Noncontrolling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2009	$261,785	13,512,928	$93,277,480	$(52,711,654)	$67,716	$40,895,327	$(16,857,807)
Sale of Beneficial Unit Certificates		3,500,000	16,153,565			16,153,565
Noncontrolling interest contribution	-	-	-	-	6,366	6,366	-
Distributions paid or accrued	(1,196,389)	-	(3,950,861)	-	-	(5,147,250)	-
Reclssification of Tier II income	607,201	-	(607,201)	-	-	-	-
Comprehensive income:
Net Income (loss)	587,856	-	1,997,377	22,607,471	(6,824)	25,185,880	-
Unrealized gain on securities	41,157	-	4,074,506	-	-	4,115,663	4,115,663
Comprehensive income						29,301,543
Comprehensive loss attributable to noncontolling interest	-	-	-	-	-	(6,824)	-
Comprehensive income attributable to Partnership	-	-	-	-	-	29,308,367	-
Balance at June 30, 2009	$301,610	17,012,928	$110,944,866	$(30,104,183)	$67,258	$81,209,551	$(12,742,144)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended,
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net income	$390,898	$25,185,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,437,258	3,259,908
Non-cash loss on derivatives	128,772	490,522
Gain on early extinquishment of debt	(438,816)	-
Gain on sale of discontinued operations	-	(26,514,809)
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(1,281,508)	(109,341)
Increase in other assets	(1,371,412)	(833,864)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	36,334	(1,481,267)
Net cash used by operating activities	(98,474)	(2,971)
Cash flows from investing activities:
Proceeds from sale of discontinued operations	-	32,000,000
Increase in restricted cash	(2,397,811)	(1,501,917)
Restricted cash - debt collateral (paid) released	(2,930,543)	8,529,235
Increase in restricted cash - Ohio sale	(2,684,876)	-
Capital expenditures	(435,965)	(466,187)
Acquisition of partnerships, net of cash acquired	-	(7,886,852)
Acquisition of asset held for sale	-	(2,649,991)
Transfer of cash to unconsolidated VIE upon deconsolidation	(88,949)	-
Transfer of cash from consolidated VIE upon consolidation	1,979	-
Purchase of tax exempt bond	(15,867,588)	-
Principal payments received on tax-exempt mortgage revenue bonds	272,713	118,000
Net cash (used) provided by investing activities	(24,131,040)	28,142,288
Cash flows from financing activities:
Distributions paid	(5,517,609)	(4,864,653)
Increase in liabilities related to restricted cash	2,397,811	1,501,917
Deferred financing costs	(455,920)	(550,912)
Proceeds from debt financing	-	50,000,000
Principal payments on debt financing and mortgage payable	(13,009,821)	(76,643,772)
Loan extension payment	(246,485)	-
Derivative settlements	-	(238,980)
Acquisition of interest rate cap agreements	-	(554,000)
Sale of Beneficial Unit Certificates	41,656,763	16,153,565
Net cash provided (used) by financing activities	24,824,739	(15,196,835)
Net increase in cash and cash equivalents	595,225	12,942,482
Cash and cash equivalents at beginning of period, including cash and cash equivalents of discontinued operations of $0 and $164,866 respectively	17,280,535	7,361,140
Cash and cash equivalents at end of period	$17,875,760	$20,303,622

Cash paid during the period for interest	$1,647,219	$2,453,284
Liabilites assumed in the acquisition of partnerships	$-	$6,506,329
Distributions declared but not paid	$4,253,382	$2,714,924
Cash received for sale of MF Properties eliminated in consolidation (Note 5)	$16,192,000	$-
Cash paid for purchase of tax exempt bond eliminated in consolidation (Note 4)	$(18,313,000)	$-
Cash paid for taxable loan eliminated in consolidation (Note 5)	$(1,236,236)	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

1.  Basis of Presentation

America First Tax Exempt Investors, L.P. (the “Partnership”) was formed on April 2, 1998 under the Delaware Revised Uniform Limited Partnership Act for the primary purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential properties.  Interest on these bonds is excludable from gross income for federal income tax purposes.  As a result, most of the income earned by the Partnership is exempt from federal income taxes.  The Partnership may also invest in other types of tax-exempt securities that may or may not be secured by real estate and may make taxable mortgage loans secured by multifamily properties which are financed by tax-exempt mortgage revenue bonds held by the Partnership.  The Partnership generally does not seek to acquire direct interests in real property as long term or permanent investments.  The Partnership may, however, acquire real estate securing its tax-exempt mortgage revenue bonds or taxable mortgage loans through foreclosure in the event of a default.  In addition, the Partnership may acquire interests in multifamily apartment properties (“MF Properties”) in order to position itself for future investments in tax-exempt bonds issued to finance these properties.

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

The consolidated financial statements of the “Company” reported in this Form 10-Q include the assets, liabilities and results of operations of the Partnership, the eight multifamily apartments owned by various limited partnerships in which Partnership subsidiaries hold a 99% limited partner interest including three apartment properties which are subject to a sales agreement (the “MF Properties” – see Note 5) and six other consolidated entities in which the Partnership does not hold an ownership interest but which own multifamily apartment properties financed with tax-exempt bonds held by the Partnership and which are treated as variable interest entities ("VIEs") of which the Partnership has been determined to be the primary beneficiary (“Consolidated VIEs”).  Effective January 1, 2010, the Company adopted new provisions of the consolidation guidance included in Accounting Standards Codification (“ASC”) 810 Consolidations (“ASC 810”) that amended the consolidation guidance applicable to VIEs and the definition of a VIE, and requires enhanced disclosures to provide more information about an enterprise’s involvement in a VIE.  ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE.  The adoption of these provisions on January 1, 2010 resulted in the deconsolidation of certain entities previously included in the Company’s consolidated financial statements.  Additionally, as of June 30, 2010, the adoption of these provisions resulted in certain additional disclosures and in the consolidation of certain entities, for the period March 1, 2010 to June 30, 2010, which were previously reported as investments in tax-exempt mortgage revenue bonds (see Note 3).

Stand alone financial information of the Partnership reported in this Form 10-Q includes only the assets and results of operations of the Partnership and the MF Properties, including the properties subject to sales agreements, without the consolidation of the VIEs.  In the Company’s consolidated financial statements, all transactions and accounts between the Partnership, the MF Properties and the Consolidated VIEs have been eliminated in consolidation.  The Partnership does not believe that the consolidation of VIEs for reporting under accounting principles generally accepted in the United States of America (“GAAP”) affects the Partnership’s status as a partnership for federal income tax purposes or the status of BUC holders as partners of the Partnership, the treatment of the tax-exempt bonds on the properties owned by Consolidated VIEs as debt, the tax exempt nature of the interest payments received on bonds secured by the properties owned by Consolidated VIEs or the manner in which the Partnership’s income is reported to BUC holders on IRS Form K-1.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The accompanying interim unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. These condensed consolidated financial statements and notes have been prepared consistently with the 2009 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2010, and the results of operations for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

During June, 2010 the Company completed a sales transaction whereby four of the MF Properties, the Ohio Properties, were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity (See Note 5).  The new owners did not contribute any capital to the transaction and the Company has effectively provided 100% of the capital structure to the new owners as part of the sale transaction.  Pursuant to ASC 360-20, Property, Plant, and Equipment - Real Estate Sales, ("ASC 360-20"), the sale and restructure does not meet the criteria for treatment as a sale.  As such, the Company will continue to consolidate the Ohio Properties as if the sale was not completed.  The properties will continue to be presented as MF Properties and no gain will be recognized until such time as the transaction can be accounted for as a sale.  Under the sales agreement, the Ohio properties were sold for a total purchase price of $16.2 million.  Cash received by the selling limited partnerships as part of the sale transaction represents a deferred gain on the sale transaction of approximately $1.9 million.  As the deferred gain on the transaction represents cash paid to the Company and no on-going legal obligations related to the Ohio Properties or potential obligation to repay any amounts exists, the deferred gain represents income from a tax perspective and Cash Available for Distribution.  This gain meets the definition of Net Residual Proceeds representing contingent interest (Tier 2 income) and will therefore be distributed 75% to the BUC holders and 25% to the General Partner.  The accounting treatment under generally accepted accounting principles (“GAAP”) combined with the distribution of Tier 2 income under the Agreement of Limited Partnership results in a negative balance in the capital account of the General Partner as of June 30, 2010.  The negative balance will reverse when the deferred gain is able to be recognized under GAAP which would result in a consistent treatment of the transaction between tax accounting, the allocations of income and distributions as outline in the Agreement of Limited Partnership and GAAP.

The unallocated deficit of the Consolidated VIEs is primarily comprised of the accumulated historical net losses of the Consolidated VIEs since the applicable consolidation date. The unallocated deficit of the VIEs and the VIEs' net losses subsequent to that date are not allocated to the General Partner and BUC holders as such activity is not contemplated by, or addressed in, the Agreement of Limited Partnership.

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

The Partnership has determined that, as of January 1, 2010, six of the entities financed by tax-exempt bonds owned by the Partnership were held by VIEs.  These VIEs are Ashley Square, Bent Tree, Cross Creek, Fairmont Oaks, Iona Lakes and Lake Forest.   Additionally, in January 2010, the Partnership issued a Notice of Default on two bond holdings, Residences at DeCordova ("DeCordova") (formerly known as ("f/k/a") The Gardens of DeCordova) and Residences at Weatherford ("Weatherford") (f/k/a The Gardens of Weatherford), and began foreclosure procedures. The foreclosure on these bonds was completed in March 2010.  Simultaneous with the foreclosure, the property was acquired through the assumption of liabilities by new ownership and the tax-exempt mortgage revenue bonds owned by the Partnership became the obligations of the new owners.  Prior to the foreclosure and ownership transfer the owners of these properties were not considered VIEs.  Based on the foreclosures and the lack of sufficient equity investment at risk by the new owners, these entities were determined to be Consolidated VIEs in March 2010.

The Partnership does not hold an equity interest in these VIEs and, therefore, the assets of the VIEs cannot be used to settle the general commitments of the Partnership and the Partnership is not responsible for the commitments and liabilities of the VIEs.  The primary risks to the Partnership associated with these VIEs relate to the entities ability to meet debt service obligations to the Partnership and the valuation of the underlying multifamily apartment property which serves as bond collateral.

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

Consolidated VIEs

The Partnership has determined it is the primary beneficiary of the Bent Tree, Fairmont Oaks, Iona Lakes, Lake Forest, DeCordova and Weatherford VIEs.  The capital structure of each of these VIEs consists of senior debt, subordinated debt and equity capital.  The senior debt is in the form of a tax-exempt multifamily housing mortgage revenue bond and accounts for the majority of the VIEs' total capital. As the bondholder, the Partnership is entitled to principal and interest payments and has certain protective rights as established by the bond documents.  The equity ownership in these entities is held, ultimately, by corporations which are owned by four individuals, three of which are related parties.  Additionally, each of these properties is managed by an affiliate of the Partnership, America First Properties Management Company, LLC (“Properties Management”) which is an affiliate of Burlington.

In determining the primary beneficiary of these VIEs, the Partnership considered the activities of the VIE which most significantly impact the VIEs economic performance, who has the power to control such activities, the risks which the entities were designed to create, the variability associated with those risks and the interests which absorb such variability.  The Partnership also considered the related party relationship of the entities involved in the VIEs.  It was determined that the Partnership, as part of the related party group, met both of the primary beneficiary criteria and was the most closely associated with the VIEs and, therefore, was determined to be the primary beneficiary.

The following is a discussion of the circumstances related to the DeCordova and Weatherford properties.

Residences at DeCordova. This property is a senior (55+) affordable housing project located in Granbury, Texas in the Dallas-Fort Worth area.  Construction was completed in April 2009 and lease-up continues, however, the property has not yet reached stabilization which is defined in the bond documents as the generation of a 1.15:1 debt service coverage ratio for six straight months.  In January 2010, the Partnership issued a Notice of Default through the bond trustee to begin foreclosure procedures in order to remove the limited partner. Such notice was issued in February 2010 and the foreclosure was completed in March 2010. Through this process the Partnership has removed the limited partner which will allow the property owner to “re-syndicate” the low income housing tax credits (“LIHTCs”) to a new limited partner thereby providing additional capital to the project. The Partnership believes that, if this can be accomplished, such new equity would be sufficient to allow for the current bonds to remain in place and operations be funded through an extended lease-up period. Until such time as additional capital, through the re-syndication of the LIHTCs, is contributed, the full impact of these developments will not be known.  As of December 31, 2009, the property had 31 units leased out of total available units of 76, or 41% physical occupancy. As of June 30, 2010, the property had 41 units leased out of total available units of 76, or approximately 54% physical occupancy and an additional five leases are pending.  At the request of the Partnership, in April 2010, the property owner reduced the number of units set aside for affordable tenants to 60% and began leasing 30 units to market rate tenants. Based on the level of leasing activity resulting from the change in the mix of affordable and market rate tenants, the Partnership continues to believe that DeCordova is capable of reaching stabilization

Residences at Weatherford. Residences at Weatherford are currently under construction and will contain 76 units upon completion. This property is a senior (55+) affordable housing project located in Weatherford, Texas in the Dallas-Fort Worth area. At this time infrastructure construction activities have been substantially completed but no construction has begun on the actual apartment buildings.  In January 2010, the Partnership issued a Notice of Default through the bond trustee and began foreclosure procedures to remove the limited partner. Such notice was issued in February 2010 and the foreclosure was completed in March 2010. Through this process the Partnership has removed the limited partner which will allow the property owner to recapitalize the property by pursuing an alternative plan of financing.  Specifically, the Partnership has worked with the general partner of the owner to identify available Tax Credit Assistance Program (“TCAP”) funding through application to the Texas Department of Housing and Community Affairs (“TDHCA”). A TCAP Written Agreement with TDHCA has been entered into which commits TCAP funds to the project and final approval of the funding was received from the TDHCA board in March 2010.  The Partnership believes that the TCAP funding will be sufficient to allow for the current bonds to remain in place, construction to be complete and operations to be funded through an extended lease-up period. Formal agreements must still be finalized before such funds are available to the project. Formal agreements and funding were originally expected to be completed in the second quarter of 2010, however, the process has been delayed due to the large number of transactions involving TDHCA to be closed.  We continue to work with TDHCA to complete all necessary documentation and now expect to be completed and have funding available before December 31, 2010.

Non-Consolidated VIEs

As a result of adopting the new accounting guidance, we deconsolidated two entities, the Ashley Square and Cross Creek VIEs.  In determining the primary beneficiary of these VIEs, the Partnership considered the activities of each VIE which most significantly impact the VIEs' economic performance, who has the power to control such activities, the risks which the entities were designed to create, the variability associated with those risks and the interests which absorb such variability.  The significant activities of the VIE that impact the economic performance of the entity include leasing and maintaining apartments, determining if the property is to be sold, decisions relating to debt refinancing, the selection of or replacement of the property manager and the approval of the operating and capital budgets.  As discussed below, while the capital structures of these VIEs resulted in the Partnership holding a majority of the variable interests in these VIEs, the Partnership determined it does not have the power to direct the activities of these VIEs that most significantly impact the VIEs’ economic performance and, as a result, is not the primary beneficiary of these VIEs.

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
	Balance Sheet Classification	Carrying Value	Maximum Exposure to Loss

Ashley Square Apartments
Tax Exempt Mortgage Revenue Bond	Bond Investment	$6,440,915	$6,500,000
Property Loan	Other Asset	298,000	3,544,342
		$6,738,915	$10,044,342

Cross Creek Apartments
Tax Exempt Mortgage Revenue Bond	Bond Investment	$7,108,415	$5,747,804
Property Loans	Other Asset	3,062,754	3,062,754
		$10,171,169	$8,810,558

The tax exempt mortgage revenue bonds are classified on the balance sheet as available for sale investments and are carried at fair value while property loans are presented on the balance sheet as other assets and are carried at cost less any loan loss reserves.  See Footnote 4 for additional information regarding the bonds and Footnote 6 for additional information regarding the property loans.  The maximum exposure to loss for the bonds is equal to the unpaid principal balance as of June 30, 2010.  The difference between the carrying value and the maximum exposure to loss is a function of the fair value of the bond.  The maximum exposure to loss for the property loans is equal to the cost basis. The difference between the carrying value and the maximum exposure is the value of loss reserves that have been previously recorded against the outstanding loan balances.

The consolidated financial statements of the Company include the assets, liabilities and results of operations of the Partnership, the MF Properties and the Consolidated VIEs.  Financial information of the Partnership, on a stand-alone basis, includes only the assets, liabilities and results of operations of the Partnership and the MF Properties without the impact of the consolidation of the VIEs.  In the Company’s consolidated financial statements, all transactions and accounts between the Partnership, the MF Properties and the Consolidated VIEs have been eliminated.

The following tables present the effects of the consolidation of the Consolidated VIEs on the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

Condensed Consolidating Balance Sheet as of June 30, 2010:
	Partnership as of June 30, 2010	Consolidated VIEs as of June 30, 2010	Consolidation -Elimination as of June 30, 2010	Total as of June 30, 2010
Assets
Cash and cash equivalents	$17,773,694	$102,066	$-	$17,875,760
Restricted cash	8,794,805	4,453,112	-	13,247,917
Interest receivable	7,867,947	-	(4,657,091)	3,210,856
Tax-exempt mortgage revenue bonds	142,586,611	-	(49,692,364)	92,894,247
Real estate assets:
Land	6,736,351	5,891,148	-	12,627,499
Buildings and improvements	37,543,428	56,056,285	(154,351)	93,445,362
Real estate assets before accumulated depreciation	44,279,779	61,947,433	(154,351)	106,072,861
Accumulated depreciation	(4,281,349)	(17,103,778)	-	(21,385,127)
Net real estate assets	39,998,430	44,843,655	(154,351)	84,687,734
Other assets	21,567,865	1,307,422	(14,579,818)	8,295,469
Total Assets	$238,589,352	$50,706,255	$(69,083,624)	$220,211,983

Liabilities
Accounts payable, accrued expenses and other	$1,550,427	$32,489,402	$(30,552,026)	$3,487,803
Distribution payable	4,253,382	-	-	4,253,382
Debt financing	54,797,000	-	-	54,797,000
Mortgage payable	17,234,549	54,244,000	(54,244,000)	17,234,549
Total Liabilities	77,835,358	86,733,402	(84,796,026)	79,772,734
Partners' Capital
General Partner	(168,319)	-	-	(168,319)
Beneficial Unit Certificate holders	161,383,016	-	11,736,459	173,119,475
Unallocated deficit of Consolidated VIEs	-	(36,027,147)	3,975,943	(32,051,204)
Total Partners' Capital	161,214,697	(36,027,147)	15,712,402	140,899,952
Noncontrolling interest	(460,703)	-	-	(460,703)
Total Capital	160,753,994	(36,027,147)	15,712,402	140,439,249
Total Liabilities and Partners' Capital	$238,589,352	$50,706,255	$(69,083,624)	$220,211,983

Condensed Consolidating Balance Sheet as of December 31, 2009:
	Partnership as of December 31, 2009	Consolidated VIEs as of December 31, 2009	Consolidation -Elimination as of December 31, 2009	Total as of December 31, 2009
Assets
Cash and cash equivalents	$17,009,418	$271,117	$-	$17,280,535
Restricted cash	3,137,244	2,139,973	-	5,277,217
Interest receivable	6,075,991	-	(5,082,810)	993,181
Tax-exempt mortgage revenue bonds	125,703,198	-	(56,303,435)	69,399,763
Real estate assets:
Land	6,736,351	6,667,304	-	13,403,655
Buildings and improvements	37,375,063	65,512,057	(2,631,341)	100,255,779
Real estate assets before accumulated depreciation	44,111,414	72,179,361	(2,631,341)	113,659,434
Accumulated depreciation	(3,324,801)	(18,543,740)	-	(21,868,541)
Net real estate assets	40,786,613	53,635,621	(2,631,341)	91,790,893
Other assets	19,843,456	1,714,940	(15,529,265)	6,029,131
Total Assets	$212,555,920	$57,761,651	$(79,546,851)	$190,770,720

Liabilities and Owners' Equity
Accounts payable, accrued expenses and other	$1,618,741	$41,691,171	$(39,378,064)	$3,931,848
Distribution Payable	2,757,945	-	-	2,757,945
Debt financing	55,363,333	-	-	55,363,333
Mortgage payable	30,116,854	57,764,026	(57,764,026)	30,116,854
Total Liabilities	89,856,873	99,455,197	(97,142,090)	92,169,980
Partners' Capital
General Partner	271,051	-	-	271,051
Beneficial Unit Certificate holders	122,365,491	-	8,117,390	130,482,881
Unallocated deficit of Consolidated VIEs	-	(41,693,546)	9,477,849	(32,215,697)
Total Partners' Capital	122,636,542	(41,693,546)	17,595,239	98,538,235
Noncontrolling interest	62,505	-	-	62,505
Total Capital	122,699,047	(41,693,546)	17,595,239	98,600,740
Total Liabilities and Partners' Capital	$212,555,920	$57,761,651	$(79,546,851)	$190,770,720

Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2010 and 2009:

	Partnership For the Three Months Ended June 30, 2010	Consolidated VIEs For the Three Months Ended June 30, 2010	Consolidation-Elimination For the Three Months Ended June 30, 2010	Total For the Three Months Ended June 30, 2010

Revenues:
Property revenues	$1,828,927	$1,899,882	$-	$3,728,809
Mortgage revenue bond investment income	2,447,227	-	(908,914)	1,538,313
Gain on early extinguishment of debt	438,816	-	-	438,816
Other interest income	125,928	-	(10,034)	115,894
Total Revenues	4,840,898	1,899,882	(918,948)	5,821,832
Expenses:
Real estate operating (exclusive of items shown below)	1,788,233	1,285,492	-	3,073,725
Depreciation and amortization	664,166	590,681	(14,606)	1,240,241
Interest	872,277	1,411,426	(1,411,426)	872,277
General and administrative	590,541	-	-	590,541
Total Expenses	3,915,217	3,287,599	(1,426,032)	5,776,784
Net income (loss)	925,681	(1,387,717)	507,084	45,048
Less: net loss attributable to noncontrolling interest	521,666	-	-	521,666
Net income (loss) - America First Tax Exempt Investors, L. P.	$1,447,347	$(1,387,717)	$507,084	$566,714

	Partnership For the Three Months Ended June 30, 2009	Consolidated VIEs For the Three Months Ended June 30, 2009	Consolidation-Elimination For the Three Months Ended June 30, 2009	Total For the Three Months Ended June 30, 2009

Revenues:
Property revenues	$1,839,243	$2,064,029	$-	$3,903,272
Mortgage revenue bond investment income	2,127,071	-	(1,072,520)	1,054,551
Other interest income	17,879	-	-	17,879
Total Revenues	3,984,193	2,064,029	(1,072,520)	4,975,702
Expenses:
Real estate operating (exclusive of items shown below)	1,041,056	1,539,210	-	2,580,266
Property loan loss	220,000	-	(220,000)	-
Depreciation and amortization	1,070,677	622,094	(13,735)	1,679,036
Interest	965,330	1,638,576	(1,638,577)	965,329
General and administrative	324,401	-	-	324,401
Total Expenses	3,621,464	3,799,880	(1,872,312)	5,549,032
Income (loss) from continuing operations	362,729	(1,735,851)	799,792	(573,330)
Income (loss) from discontinued operations	-	-	-	-
Net income (loss)	362,729	(1,735,851)	799,792	(573,330)
Less: net loss attributable to noncontrolling interest	2,964	-	-	2,964
Net income (loss) - America First Tax Exempt Investors, L. P.	$365,693	$(1,735,851)	$799,792	$(570,366)

	Partnership For the Six Months Ended June 30, 2010	Consolidated VIEs For the Six Months Ended June 30, 2010	Consolidation-Elimination For the Six Months Ended June 30, 2010	Total For the Six Months Ended June 30, 2010

Revenues:
Property revenues	$3,582,518	$3,667,784	$-	$7,250,302
Mortgage revenue bond investment income	4,743,512	-	(1,724,628)	3,018,884
Gain on early extinguishment of debt	438,816	-	-	438,816
Other interest income	222,860	-	(10,034)	212,826
Total Revenues	8,987,706	3,667,784	(1,734,662)	10,920,828
Expenses:
Real estate operating (exclusive of items shown below)	2,747,935	2,400,682	-	5,148,617
Depreciation and amortization	1,333,023	1,132,096	(27,861)	2,437,258
Interest	1,845,279	2,756,945	(2,756,945)	1,845,279
General and administrative	1,098,776	-	-	1,098,776
Total Expenses	7,025,013	6,289,723	(2,784,806)	10,529,930
Net income (loss)	1,962,693	(2,621,939)	1,050,144	390,898
Less: net loss attributable to noncontrolling interest	523,208	-	-	523,208
Net income (loss) - America First Tax Exempt Investors, L. P.	$2,485,901	$(2,621,939)	$1,050,144	$914,106

	Partnership For the Six Months Ended June 30, 2009	Consolidated VIEs For the Six Months Ended June 30, 2009	Consolidation-Elimination For the Six Months Ended June 30, 2009	Total For the Six Months Ended June 30, 2009

Revenues:
Property revenues	$3,470,941	$4,183,574	$-	$7,654,515
Mortgage revenue bond investment income	6,770,084	-	(4,767,189)	2,002,895
Other interest income (loss)	(75,601)	-	127,495	51,894
Total Revenues	10,165,424	4,183,574	(4,639,694)	9,709,304
Expenses:
Real estate operating (exclusive of items shown below)	2,076,713	2,864,196	-	4,940,909
Property loan loss	294,999	-	(294,999)	-
Depreciation and amortization	2,076,388	1,211,709	(28,189)	3,259,908
Interest	2,237,752	3,149,420	(3,230,974)	2,156,198
General and administrative	901,163	-	-	901,163
Total Expenses	7,587,015	7,225,325	(3,554,162)	11,258,178
Income (loss) from continuing operations	2,578,409	(3,041,751)	(1,085,532)	(1,548,874)
Income (loss) from discontinued operations	-	34,786,445	(8,051,691)	26,734,754
Net income (loss)	2,578,409	31,744,694	(9,137,223)	25,185,880
Less: net loss attributable to noncontrolling interest	6,824	-	-	6,824
Net income (loss) - America First Tax Exempt Investors, L. P.	$2,585,233	$31,744,694	$(9,137,223)	$25,192,704

4.  Investments in Tax-Exempt Bonds

The tax-exempt mortgage revenue bonds owned by the Company have been issued to provide construction and/or permanent financing of multifamily residential properties and do not include the tax-exempt bonds issued with respect to properties owned by Consolidated VIEs. The Company had the following investments in tax-exempt mortgage revenue bonds as of dates shown:

	June 30, 2010
	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Description of Tax-Exepmt Mortgage Revenue Bonds

Ashley Square	$6,500,000	$-	$(59,085)	$6,440,915
Bella Vista	6,695,000	-	(974,390)	5,720,610
Bridle Ridge	7,885,000	-	(1,267,671)	6,617,329
Brookstone	7,345,955	462,285	-	7,808,240
Clarkson College	5,886,665	-	(632,163)	5,254,502
Cross Creek	5,747,804	1,360,611	-	7,108,415
Lost Creek	15,867,588	778,158	-	16,645,746
Runnymede	10,790,000	-	(1,059,362)	9,730,638
Southpark	11,919,860	515,442	-	12,435,302
Woodland Park	15,662,000	-	(4,336,651)	11,325,349
Woodlynn Village	4,536,000	-	(728,799)	3,807,201
	$98,835,872	$3,116,496	$(9,058,121)	$92,894,247

	December 31, 2009
	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Description of Tax-Exempt Mortgage Revenue Bonds

Bella Vista	$6,740,000	$-	$(946,161)	$5,793,839
Bridle Ridge	7,885,000	-	(1,143,404)	6,741,596
Brookstone	7,351,469	379,508	-	7,730,977
Clarkson College	5,936,665	-	(620,670)	5,315,995
Gardens of DeCordova	4,853,000	-	(1,302,060)	3,550,940
Gardens of Weatherford	4,686,000	-	(1,450,223)	3,235,777
Runnymede	10,825,000	-	(1,385,383)	9,439,617
Southpark	11,919,860	427,699	-	12,347,559
Woodland Park	15,662,000	-	(4,210,416)	11,451,584
Woodlynn Village	4,550,000	-	(758,121)	3,791,879
	$80,408,994	$807,207	$(11,816,438)	$69,399,763

Valuation - As all of the Company’s investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  Due to the limited market for the tax-exempt bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the bonds.  There is no active trading market for the bonds and price quotes for the bonds are not generally available.  As of June 30, 2010 all of the Company’s tax-exempt mortgage revenue bonds were valued using discounted cash flow and yield to maturity analyses performed by management.  Management’s valuation encompasses judgment in its application.  The key assumption in management’s yield to maturity analysis is the range of effective yields on the individual bonds.  At June 30, 2010, the range of effective yields on the individual bonds was 6.8% to 8.5%.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these bonds.  Assuming an immediate 10 percent adverse change in the key assumption, the effective yields on the individual bonds would increase to a range of 7.4% to 9.3% and would result in additional unrealized losses on the bond portfolio of approximately $7.7 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  Pricing services, broker quotes and management’s analyses provide indicative pricing only.

Unrealized gains or losses on these tax-exempt bonds are recorded in accumulated other comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. As of June 30, 2010, all of the current bond investments except the Ashley Square, Brookstone, Cross Creek, Lost Creek, and South Park investments have been in an unrealized loss position for greater than twelve months.  The Company has reviewed each of its mortgage revenue bonds for impairment. Based upon this evaluation, the current unrealized losses on the bonds are considered to be temporary.  The Company is currently negotiating the terms and conditions of a Tax Exempt Bond Securitization (“TEBS”) facility discussed further in Note 8.  The Company believes, based upon current negotiations, that the trust structure of the financing arrangement will result in the TEBS trust being a VIE and that the Company will be the primary beneficiary of the VIE.  This treatment will result in the consolidation of the TEBS trust by the Company.  However, if the accounting for this transaction differs, some or all of the current unrealized losses on the bonds could become realized.

Although valuations have generally been flat in the first half of 2010, if the credit and capital markets would deteriorate, the Company experiences deterioration in the values of its investment portfolio or if the Company’s intent and ability to hold certain bonds changes, the Company may incur impairments to its investment portfolio which could negatively impact the Company’s financial condition, cash flows, and reported earnings.

In May 2010, the Company acquired the tax-exempt mortgage revenue bond for a 261 unit multi-family apartment complex in San Antonio, Texas known as The Villages at Lost Creek for approximately $15.9 million which represented 100% of the bond issuance. The bond par value is $18.5 million with an annual interest rate of 6.25%. The bond purchase price results in a yield to maturity of approximately 7.55% per annum. The bond matures in June 2041. The Company has determined that the entity which owns Lost Creek does not meet the definition of a VIE and, accordingly, its financial statements are not consolidated into the consolidated financial statements of the Company.

In June, 2010 the Company completed a sales transaction whereby four of the MF Properties, Crescent Village, Post Woods (I and II) and Willow Bend apartments in Ohio (the “Ohio Properties”), were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity.  The Company acquired 100% of the $18.3 million tax-exempt mortgage revenue bonds issued by the Ohio Housing Finance Agency as part of a plan of financing for the acquisition and rehabilitation of the Ohio Properties.  The tax-exempt mortgage bonds secured by the Ohio Properties were acquired by the Company at par and consisted of two series. The Series A bond has a par value of $14.7 million and bears interest at an annual rate of 7.0%. The Series B bond has a par value of $3.6 million and bears interest at an annual interest rate of 10.0%. Both series of bonds mature in June 2050. The Company had previously acquired a 99% interest in the Ohio Properties as part of its strategy of acquiring existing multifamily apartment properties that it expects will be partially financed with new tax-exempt mortgage bonds at the time the properties become eligible for the issuance of additional low-income housing tax credits. In addition to the new tax-exempt bonds acquired by the Company, the plan of financing for the acquisition included other subordinated debt issued by the Company.  The new owners ultimately plan to sell limited partnership interests in the properties and syndicate LIHTCs as part of the overall plan of finance. The new owners have not contributed any capital to the transaction and the Company has effectively provided 100% of the capital structure to the new owners as part of the sale transaction.  Pursuant to ASC 360-20, Property, Plant, and Equipment - Real Estate Sales, ("ASC 360-20"), the sale and restructure does not meet the criteria for treatment as a sale.  ASC 360-20 requires sufficient equity capital as part of a sales transaction to indicate a commitment from the buyer (typically a minimum of 3 to 5% investment by the new owners).  As the buyer has no equity capital in this transaction and the property operations are the current support for the debt service, the Company, in substance, remains the owner for accounting purposes.  As such, the Company will continue to consolidate the Ohio Properties as if the sale was not completed.  Under the sales agreement, the Ohio properties were sold for a total purchase price of $16.2 million.  Cash received by the selling limited partnerships as part of the sale transaction represents a gain on the sale transaction of approximately $1.9 million.  The properties will continue to be presented as MF Properties and no gain will be recognized until such time as the transaction can be accounted for as a sale (See Note 5).

The Partnership previously identified three tax-exempt mortgage revenue bonds for which certain actions may be necessary to protect the Partnership’s position as a secured bondholder and lender. These bonds are Woodland Park, DeCordova and Weatherford.  The Partnership foreclosed on the bonds secured by DeCordova and Weatherford in March 2010.  These properties are now treated as Consolidated VIEs of the Company as discussed in Note 3.  The following is a discussion of the circumstances related to the Woodland Park property.

Woodland Park. Woodland Park was completed in November 2008, but remains in its initial lease-up phase and has not yet reached stabilization which is defined in the bond documents as the generation of a 1.15:1 debt service coverage ratio for six straight months.  Additionally, there were insufficient funds on deposit with the bond trustee to make the debt service payment of approximately $452,000 on the bonds which was due on May 3, 2010 and the property owner did not provide additional capital to fund the shortfall.  As a result, a payment default on the bonds has occurred.  In order to protect its investment the Partnership has issued a formal notice of default through the bond trustee and has started the foreclosure process.  The foreclosure process may take several months to complete.  The Partnership would expect to remove and replace the general and limited partners of the property owner through foreclosure.  This action would allow a new property owner to re-syndicate the LIHTCs associated with this property.  If these LIHTCs can be successfully re-syndicated, it will provide additional capital to the project which can be used to support debt service payments on the tax-exempt mortgage revenue bonds until property operations improve to the point that sufficient cash is generated to pay any past due amounts on the bonds as well as ongoing debt service.  If the re-syndication of LIHTCs is not successful, the Partnership may pursue other options including making additional taxable loans to the property or completing the foreclosure process and taking direct ownership of the property.  The Partnership believes that the most significant issue in the slow lease-up of the property and its failure to achieve stabilization has been the 100% set aside of the rental units for tenants that make less than 60% of the area median income. At the request of the Partnership, in April 2010, the property owner reduced the number of units set aside for affordable tenants to 75% and began leasing 59 units to market rate tenants. Additionally, the property owner has agreed that, if needed to stabilize the property, it would further reduce the units set aside for affordable tenants to 60% thereby making an additional 35 units available to market rate tenants.  As of December 31, 2009, the property had 116 units leased out of total available units of 236, or 49% physical occupancy.   As of June 30, 2010, occupancy has increased to 153 units, or 65% physical occupancy, and an additional ten leases are pending.  Based on the level of leasing activity resulting from the change in the mix of affordable and market rate tenants, the Partnership continues to believe that Woodland is capable of reaching stabilization.

The Partnership previously evaluated the Woodland Park bonds for an other-than-temporary decline in value as of December 31, 2009 (see Footnote 2 in the December 31, 2009 Form 10-K for discussion of our impairment testing method).  Based on this evaluation, the Partnership concluded that no other-than-temporary impairment of these bonds existed at December 31, 2009.  The potential for a payment default was a factor which was considered in the evaluation.  As such, as of June 30, 2010, there were no significant changes in circumstances for these bonds that were not considered in the December 31, 2009 evaluation.  Therefore, the Partnership has concluded that no other-than-temporary impairment of these bonds exists as of June 30, 2010.

5.  Real Estate Assets

MF Properties

To facilitate its investment strategy of acquiring additional tax-exempt mortgage bonds secured by MF Properties, the Company has acquired through its various subsidiaries 99% limited partner positions in limited partnerships that own the MF Properties.  The financial statements of these properties are consolidated with those of the Company.  The general partners of these partnerships are unaffiliated parties and their 1% ownership interest in these limited partnerships is reflected in the Company’s consolidated financial statements as non-controlling interests.  The Company expects each of these MF Properties to eventually be sold either to a not-for-profit entity or in connection with a syndication of LIHTCs. The Company expects to purchase tax-exempt mortgage revenue bonds issued by the new property owners as part of the restructuring.

As discussed in Note 5, in June 2010 the Company completed a sales transaction whereby four of the MF Properties, the Ohio Properties, were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity.  The Company acquired 100% of the $18.3 million tax-exempt mortgage revenue bonds issued by the Ohio Housing Finance Agency as part of a plan of financing for the acquisition and rehabilitation of the Ohio Properties. The tax-exempt mortgage bonds secured by the Ohio Properties were acquired at par and consisted of two series. The Series A bond has a par value of $14.7 million and bears interest at an annual rate of 7.0%. The Series B bond has a par value of $3.6 million and bears interest at an annual interest rate of 10.0%.  In addition to the new tax-exempt bonds acquired by the Company, the plan of financing for the acquisition included other subordinated debt issued by the Company.  The new owners ultimately plan to sell limited partnership interests in the properties and syndicate LIHTCs as part of the overall plan of finance. The new owners have not contributed any capital to the transaction and the Company has effectively provided 100% of the capital structure to the new owners as part of the sale transaction.  Pursuant to ASC 360-20, Property, Plant, and Equipment - Real Estate Sales, ("ASC 360-20"), the sale and restructure does not meet the criteria for treatment as a sale.  ASC 360-20 requires sufficient equity capital as part of a sales transaction to indicate a commitment from the buyer (typically a minimum of 3 to 5%).  As the buyer has no equity capital in this transaction and the property operations are the current support for the debt service, the Company, in substance, remains the owner.  As such, the Company will continue to consolidate the Ohio Properties as if the sale was not completed.  Under the sales agreement, the Ohio properties were sold for a total purchase price of $16.2 million.  Cash received by the selling limited partnerships as part of the sale transaction represents a deferred gain on the sale transaction of approximately $1.9 million.  The properties will continue to be presented as MF Properties and no gain will be recognized until such time as the transaction can be accounted for as a sale.

MF Properties
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at June 30, 2010
Eagle Ridge	Erlanger, KY	64	$290,763	2,438,075	$2,728,838
Meadowview	Highland Heights, KY	118	703,936	4,982,363	5,686,299
Churchland	Chesapeake, VA	124	1,171,146	6,323,051	7,494,197
Glynn Place	Brunswick, GA	128	743,996	4,600,295	5,344,291
Greens of Pine Glen	Durham, NC	168	1,744,760	5,172,874	6,917,634
					28,171,259
Less accumulated depreciation (depreciation expense of approximately $640,000 for the first half of 2010)					(2,446,425)
Balance at June 30, 2010					$25,724,834
MF Properties Subject to Sales Agreement
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at June 30, 2010
Crescent Village	Cincinnati, OH	90	$353,117	4,368,164	$4,721,281
Willow Bend	Hilliard, OH	92	580,130	3,052,489	3,632,619
Postwoods	Reynoldsburg, OH	180	1,148,504	6,606,117	7,754,621
					16,108,521
Less accumulated depreciation (depreciation expense of approximately $316,000 for the first half of 2010)					(1,834,924)
Balance at June 30, 2010					$14,273,597

MF Properties
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2009
Eagle Ridge	Erlanger, KY	64	$290,763	$2,431,975	$2,722,738
Meadowview	Highland Heights, KY	118	703,936	4,961,618	5,665,554
Crescent Village	Cincinnati, OH	90	353,117	4,344,981	4,698,098
Willow Bend	Hilliard, OH	92	580,130	3,029,928	3,610,058
Postwoods	Reynoldsburg, OH	180	1,148,504	6,587,724	7,736,228
Churchland	Chesapeake, VA	124	1,171,146	6,298,605	7,469,751
Glynn Place	Brunswick, GA	128	743,996	4,572,850	5,316,846
Greens of Pine Glen	Durham, NC	168	1,744,760	5,147,383	6,892,143
					44,111,416
Less accumulated depreciation (depreciation expense of approximately $1.8 million in 2009)					(3,324,801)
Balance at December 31, 2009					$40,786,615

VIE Properties

In addition to the MF Properties, the Company consolidates the assets, liabilities and results of operations of the Consolidated VIEs in accordance with the accounting guidance on consolidations.  Although the assets of these VIEs are consolidated, the Company has no ownership interest in the VIEs other than to the extent they serve as collateral for the tax-exempt mortgage revenue bonds owned by the Partnership.  The results of operations of those properties are recorded by the Company in consolidation but any net income or loss from these properties does not accrue to the BUC holders or the general partner, but is instead included in "Unallocated deficit of Consolidated VIEs.”

The Company consolidated the following properties owned by Consolidated VIEs in continuing operations as of June 30, 2010 and December 31, 2009:

Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at June 30, 2010
Bent Tree Apartments	Columbia, SC	232	986,000	11,537,125	$12,523,125
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,344,547	9,194,947
Residences at DeCordova	Granbury, TX	76	527,436	4,759,929	5,287,365
Residences at Weatherford	Weatherford, TX	76	230,512	2,824,389	3,054,901
Iona Lakes Apartments	Ft. Myers, FL	350	1,900,000	17,401,724	19,301,724
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	11,034,219	12,431,019
					61,793,081
Less accumulated depreciation (depreciation expense of approximately $1.1 million for the first half of 2010)					(17,103,778)
					$44,689,303

Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2009
Ashley Square	Des Moines, IA	144	650,000	7,602,048	$8,252,048
Bent Tree Apartments	Columbia, SC	232	986,000	11,484,397	12,470,397
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,285,551	9,135,951
Iona Lakes Apartments	Ft. Myers, FL	350	1,900,000	17,269,181	19,169,181
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	10,990,328	12,387,128
Cross Creek Apartments0	Beaufort, SC	144	844,103	7,289,210	8,133,313
					69,548,018
Less accumulated depreciation (depreciation expense of approximately $2.6 million in 2009)					(18,543,740)
					$51,004,278

6. Other Assets

The Company had the following Other Assets as of dates shown:

	June 30, 2010	December 31, 2009

Property loan receivable	$14,075,732	$4,303,941
Less: Allowance for property loans	(8,760,357)	(735,719)
Judgment receivable	710,690	713,543
Less: Allowance for judgment receivable	(700,000)	(700,000)
Deferred financing costs - net	1,666,102	757,174
Prepaid insurance	403,685	607,980
Fair value of derivative contracts	11,735	140,507
Asset held for sale	375,000	375,000
Other receivables	512,882	566,705
Total Other Assets	$8,295,469	$6,029,131

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

There were no assets and liabilities related to discontinued operations as of June 30, 2010 and December 31, 2009. There were no revenues and expenses to report for the three months ended June 30, 2010 and 2009, respectively.  There was no income or expenses to report for the six months ended June 30, 2010. For the same period in 2009, the total rental revenues were approximately $849,000; total expenses were approximately $502,000, resulting in net income from discontinued operations of approximately $347,000, excluding the gain on sale of $26.5 million.

8.  Debt Financing and Mortgage Payable

The Company currently has outstanding debt financing of $54.8 million under two separate credit facilities.  The first credit facility is with Bank of America and has an outstanding balance of $49.3 million (the “BOA Facility”).  The BOA Facility is secured by 13 tax-exempt mortgage revenue bonds with a total par value of $112.1 million.  In addition, at June 30, 2010, approximately $2.7 million in restricted cash was pledged as additional security for the BOA Facility.  The BOA Facility was entered into in June 2009, and has a one-year term with a six-month renewal option held by the Company.  The six-month renewal option was exercised by remitting an extension fee of approximately $246,000 on June 30, 2010. The BOA Facility bears interest at a floating interest rate equal to daily LIBOR plus 390 basis points.  Financial covenants for the BOA Facility include the maintenance of a leverage ratio not to exceed 70% and a minimum liquidity of $5.0 million by the Company.  Additionally, the properties which secure the bond portfolio which is collateral for the BOA Facility are to maintain, as a group, minimum debt service coverage of 1.1 to 1 and a loan to value ratio not to exceed 75%.  At June 30, 2010, the Company was in compliance with these covenants.  The BOA Facility partially refinanced a TOB Facility previously provided by Bank of America which had been entered into by the Company in June 2008 and was terminated in June 2009.

The second credit facility is with Omaha State Bank and has an outstanding balance of $5.5 million (the “OSB Facility”).  The OSB Facility is a term loan that matures on June 30, 2011, is collateralized by one tax-exempt mortgage revenue bond with a par value of $8.9 million and bears interest at a fixed annual rate of 6.5% per annum.

For three and six months ended June 30, 2010, the Company’s average effective annual interest rate on borrowings under the BOA Facility and OSB Facility was approximately 4.5% and 4.4%, respectively.  For the three and six months ended June 30, 2009, the Company’s average effective annual interest rate on the TOB Facility was 2.7% and 2.6%, respectively.  Because of the higher financing costs and short term nature of the BOA Credit Facility and the OSB Facility, the Company has been exploring various options to provide more favorable debt financing.

During March 2010, the Partnership signed a term sheet for a Tax-Exempt Bond Securitization facility (“TEBS”) with Freddie Mac.  This financing option offers several advantages over the Company’s current credit facilities including a longer term of up to 10 years.  The TEBS facility is expected to provide the Company with approximately $96.0 million of proceeds which will be used to retire the current BOA Facility and OSB Facility and would provide additional funds for investment.  The Company anticipates closing the TEBs Facility in the third quarter of 2010, but there is no assurance that the TEBs Facility will close.

In addition to the BOA Facility and the OSB Facility, the Company reports the mortgage loans secured by certain MF Properties on its consolidated financial statements.  As of June 30, 2010, the mortgage loans, totaling approximately $17.2 million, were secured by the MF Properties and $2.4 million of restricted cash.   As of December 31, 2009, outstanding mortgage loans totaled approximately $30.1 million.  In June 2010, prior to the sale of the Ohio Properties as discussed in Note 5, the Company repurchased the $12.8 million outstanding mortgage secured by the Ohio Properties at a discount.  The early extinguishment of the mortgage debt resulted in a gain of approximately $439,000.

The Company’s aggregate borrowings as of June 30, 2010 contractually mature over the next five years and thereafter as follows:

2010	$55,841,370
2011	9,938,932
2012	60,924
2013	6,190,323
Thereafter	-
Total	$72,031,549

The amounts maturing in 2010 consist of the entire balance of the BOA Facility which will mature in December, and approximately $6.5 million of mortgages payables on MF Properties which will mature in September.  The mortgages payable are guaranteed by the Company.  The terms of these mortgages may be extended for two twelve month periods.  The owners of the MF Properties securing these mortgage loans intend to exercise their rights to extend the terms of these mortgages for an additional year.

While the Company expects to be able to renew or refinance current debt maturities, if the current illiquidity in the financial markets continues or further deteriorates, our ability to renew or refinance our outstanding debt financing may be negatively affected.

9.  Issuances of Additional Beneficial Unit Certificates

Beginning in 2007, the Partnership has issued BUCs from time to time to raise additional equity capital to fund investment opportunities.  Through June 30, 2010, the Partnership had issued a total of 20,285,000 additional BUCs raising net proceeds of approximately $108.2 million after payment of an underwriter’s discount and other offering costs of approximately $7.8 million.  In April 2010, a Registration Statement on Form S-3 was declared effective by SEC under which the Partnership may offer up to $200.0 million of additional BUCs from time to time.  The most recent issuance, included above, was completed in April 2010. The Partnership issued an additional 8,280,000 BUCs through an underwritten public offering at a public offering price of $5.37 per BUC pursuant to this new Registration Statement.  Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $41.7 million after payment of an underwriter's discount and other offering costs of approximately $2.8 million.

10.  Transactions with Related Parties

The general partner of the Partnership, AFCA 2, is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its tax-exempt mortgage revenue bonds or other tax-exempt investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. For the three and six months ended June 30, 2010, the Partnership paid administrative fees to AFCA 2 of approximately $105,000 and $200,000, respectively.  For the three and six months ended June 30, 2009, the Partnership paid administrative fees to AFCA2 of approximately $67,500 and $138,000, respectively. In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the tax-exempt mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these tax-exempt mortgage revenue bonds and totaled approximately $45,000 and $100,000 for the three and six months ended June 30, 2010, respectively. For the three and six months ended June 30, 2009, these administrative fees totaled approximately $56,000 and $117,600, respectively.  Additionally, in connection sale of the Ohio Properties and purchase of the new tax-exempt mortgage revenue bonds issued as part of the transaction (See Note 5), the Ohio Properties paid accrued and deferred administrative fees to AFCA 2 totaling approximately $231,000.

AFCA 2 earned mortgage placement fees in connection with the acquisition of certain tax-exempt mortgage revenue bonds.  These mortgage placement fees were paid by the owners of the respective properties and, accordingly, have not been reflected in the accompanying condensed consolidated financial statements because these properties are not considered VIEs.  During the three and six months ended June 30, 2010, AFCA 2 earned mortgage placement fees of approximately $339,000. During the three and six months ended June 30, 2009, AFCA 2 earned mortgage placement fees of approximately $0 and $91,700, respectively.

An affiliate of AFCA 2, America First Properties Management Company, LLC (“Properties Management”), provides property management services for Ashley Square Apartments, Iona Lakes Apartments, Bent Tree Apartments, Lake Forest Apartments, Fairmont Oaks Apartments, Cross Creek, Clarkson College, Woodland Park, Residences at DeCordova, Eagle Ridge, Crescent Village, Meadowview, Willow Bend, Postwoods, Churchland, Glynn Place and Greens of Pine Glen.  Properties Management also provided management services for Ashley Pointe at Eagle Crest until the tax-exempt bond on that property was redeemed in February 2009.  Properties Management earned management fees of approximately $245,000 and $483,000 for the three and six months ended June 30, 2010, respectively, for the management of these properties.  The management fees paid to Properties Management during the three and six months ended June 30, 2009 totaled approximately $252,000 and $498,000, respectively. These property management fees are not Partnership expenses, but are paid in each case by the owner of the multifamily apartment property.  However, for properties owned by entities treated as Consolidated VIEs and for MF Properties, the property management fees are reflected as real estate operating expenses on the Company’s consolidated financial statements.  The property management fees are paid out of the revenues generated by all properties financed by tax-exempt bonds and taxable mortgages prior to the payment of debt service on the Partnership’s tax-exempt revenue bonds and taxable loans.

The shareholders of the limited-purpose corporations which own four of the Consolidated VIEs held by the Company are employees of Burlington who are not involved in the operation or management of the Company and who are not executive officers or managers of Burlington.

11.  Interest Rate Derivative Agreements

As of June 30, 2010, the Company has two derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing and mortgages payable. The terms of the derivative agreements are as follows:

Date Purchased	Notional Amount	Effective Capped Rate	Maturity Date	Purchase Price	Counterparty

June 18, 2009	$50,000,000	4.65%	December 31, 2010	$554,000	Bank of America

October 29, 2008	$4,480,000	6.00%	November 1, 2011	$26,512	Bank of America

During June, 2010, the $12.8 million interest rate derivative purchased on July 9, 2009 was allowed to expire as the related mortgage was retired as discussed in Note 8.

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $14,000 and $129,000 for the three and six months ended June 30, 2010, respectively, and $37,000 and $491,000 for the three and six months ended June 30, 2009, respectively.

12.  Segment Reporting

The Company consists of three reportable segments, Tax-Exempt Bond Investments, MF Properties, and VIEs.  In addition to the three reportable segments, the Company also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

Tax-Exempt Bond Investments Segment

The Tax-Exempt Bond Investments segment consists of the Company’s portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  Such tax-exempt bonds are held as long-term investments.  As of June 30, 2010, the Company held twelve tax-exempt bonds (secured by eleven properties) not associated with Consolidated VIEs and six tax-exempt bonds associated with Consolidated VIEs.  The multifamily apartment properties financed by these tax-exempt bonds contain a total of 1,894 rental units.

MF Properties Segment

The MF Properties segment consists of indirect equity interests in multifamily apartment properties which are not currently financed by tax-exempt bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring.  In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties.  The Partnership’s interests in its current MF Properties are not currently classified as Assets Held for Sale because the Partnership is not actively marketing them for sale, there is no definitive purchase agreement in existence or any purchase agreements do not meet the criteria in ASC 360-20 for sale treatment (Note 5) and, therefore, no sale is expected in the next twelve months.  During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Property in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.  Any such cash distribution will contribute to the Partnership’s Cash Available for Distribution (“CAD”).  As of June 30, 2010, the Company held limited partner interests in the owners of eight MF Properties including the three Ohio Properties which are subject to a sales agreement (See Note 5).

The Consolidated VIE Segment

The Consolidated VIE segment consists of multifamily apartment properties which are financed with tax-exempt bonds held by the Partnership, the assets, liabilities and operating results of which are consolidated with those of the Partnership as a result of ASC 810-10.  The tax-exempt bonds on these Consolidated VIE properties are eliminated from the Company’s financial statements as a result of such consolidation, however, such bonds are held as long-term investments by the Partnership which continues to be entitled to receive principal and interest payments on such bonds.  The Company does not actually own an equity position in the Consolidated VIEs or their underlying properties.  As of June 30, 2010, the Company consolidated six VIE multifamily apartment properties containing a total of 1,152 rental units. At December 31, 2009 and June 30, 2009, the Company consolidated six VIEs containing 1,288 rental units.

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

The following table details certain key financial information for the Company’s reportable segments for the three and six month periods ended June 30, 2010 and 2009:
	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Total revenue
Tax-Exempt Bond Investments	$3,011,971	$2,145,230	$5,405,188	$6,694,763
MF Properties	1,828,927	1,838,963	3,582,518	3,470,661
Consolidated VIEs	1,899,882	2,064,029	3,667,784	4,183,574
Consolidation/eliminations	(918,948)	(1,072,520)	(1,734,662)	(4,639,694)
Total revenue	$5,821,832	$4,975,702	$10,920,828	$9,709,304

Interest expense
Tax-Exempt Bond Investments	$166,349	$668,623	$706,133	$1,691,243
MF Properties	705,928	296,707	1,139,146	546,509
Consolidated VIEs	1,411,426	1,638,576	2,756,945	3,149,420
Consolidation/eliminations	(1,411,426)	(1,638,577)	(2,756,945)	(3,230,974)
Total interest expense	$872,277	$965,329	$1,845,279	$2,156,198

Depreciation expense
Tax-Exempt Bond Investments	$-	$-	$-	$-
MF Properties	480,105	463,730	956,541	864,158
Consolidated VIEs	569,311	610,843	1,092,610	1,189,209
Consolidation/eliminations	-	-	-	-
Total depreciation expense	$1,049,416	$1,074,573	$2,049,151	$2,053,367

Income (loss) from continuing operations
Tax-Exempt Bond Investments	$2,104,382	$659,297	$3,295,699	$3,260,819
MF Properties	(1,178,700)	(296,568)	(1,333,006)	(682,410)
Consolidated VIEs	(1,387,717)	(1,735,851)	(2,621,939)	(3,041,751)
Consolidation/eliminations	507,083	799,792	1,050,144	(1,085,532)
Income (loss) from continuing operations	$45,048	$(573,330)	$390,898	$(1,548,874)

Net income (loss)
Tax-Exempt Bond Investments	$2,104,382	$659,297	$3,295,699	$3,260,819
MF Properties	(657,034)	(293,604)	(809,798)	(675,586)
Consolidated VIEs	(1,387,717)	(1,735,851)	(2,621,939)	31,744,694
Consolidation/eliminations	507,083	799,792	1,050,144	(9,137,223)
Net income (loss) - America First Tax Exempt Investors, L. P.	$566,714	$(570,366)	$914,106	$25,192,704

			June 30, 2010	December 31, 2009
Total assets
Tax-Exempt Bond Investments			$227,989,102	$186,493,868
MF Properties			55,651,790	54,064,969
Consolidated VIEs			50,706,255	57,761,651
Consolidation/eliminations			(114,135,164)	(107,549,768)
Total assets			$220,211,983	$190,770,720

Total partners' capital
Tax-Exempt Bond Investments			$166,395,948	$125,995,908
MF Properties			1,719,142	6,250,542
Consolidated VIEs			(36,027,147)	(41,693,546)
Consolidation/eliminations			8,812,009	7,985,331
Total partners' capital			$140,899,952	$98,538,235

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

Certain of the MF Properties own apartment properties that generated LIHTCs for the previous partners in these partnerships.  In connection with the acquisition of partnership interests in these partnerships by subsidiaries of the Company, the Company has agreed to reimburse the prior partners for any liabilities they incur due to recapture of these tax credits to the extent the recapture liability is due to the operation of the properties in a manner inconsistent with the laws and regulations relating to such tax credits after the date of acquisition. No amount has been accrued for this contingent liability because management believes that the likelihood of any payments being required thereunder is remote.

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

Effective January 1, 2010, we adopted Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements.  The new accounting guidance amends previously issued guidance and adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements.  It also provides clarification about existing fair value disclosures, the level of disaggregation required, and the inputs and valuation techniques used to measure fair value.  The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption did not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued pre-codification guidance Statement No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140. This statement was codified into ASC 860.  On and after the effective date, the concept of a qualifying special purpose entity is no longer relevant for accounting purposes.  Therefore, formerly qualifying special-purpose entities, as defined under the previous accounting standards, should be evaluated for consolidation under the applicable consolidation guidance.  The guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this guidance on January 1, 2010 did not have an impact on the consolidated financial statements.

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

Assets and liabilities measured at fair value on a recurring basis, in thousands, are summarized below:

		Fair Value Measurements at June 30, 2010
	Assets/Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Description
Assets
Tax-exempt Mortgage Revenue Bonds	$92,894,247	-	-	$92,894,247
Interest Rate Derivatives	11,735	-	-	11,735
Total Assets at Fair Value	$92,905,982	$-	$-	$92,905,982

		For six months ended June 30, 2010
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives	Total

Beginning Balance January 1, 2010		$69,399,763	$140,507	$69,540,270
VIE deconsolidation		12,371,004	-	12,371,004
VIE consolidation		(9,539,000)	-	(9,539,000)
Total gains (losses) (realized/unrealized)
Included in earnings		-	(128,772)	(128,772)
Included in other comprehensive income		5,067,606	-	5,067,606
Purchases, issuances and settlements		15,594,874	-	15,594,874
Ending Balance June 30, 2010		$92,894,247	$11,735	$92,905,982
Total amount of losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30, 2010		$-	$(128,772)	$(128,772)

		Fair Value Measurements at December 31, 2009
	Assets/Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Description
Assets
Tax-exempt Mortgage Revenue Bonds	$69,399,763	-	-	$69,399,763
Interest Rate Derivatives	140,507	-	-	140,507
Total Assets at Fair Value	$69,540,270	$-	$-	$69,540,270

		For Six Months Ended June 30, 2009
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives	Total

Beginning Balance January 1, 2009		$44,492,526	$302,849	$44,795,375
Total gains (losses) (realized/unrealized)
Included in earnings		-	(490,522)	(490,522)
Included in other comprehensive income		4,115,663	-	4,115,663
Purchases, issuances and settlements		(118,000)	616,300	498,300
Ending Balance June 30, 2009		$48,490,189	$428,627	$48,918,816
Total amount of losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30, 2009		$-	$(490,522)	$(490,522)

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

Executive Summary

Recent credit and real estate market conditions have created significant investment opportunities which the Company intends to aggressively pursue. Beginning in 2007, the Partnership has issued Beneficial Ownership Units ("BUCs") from time to time to raise additional equity capital to fund investment opportunities.  In April 2010, a Registration Statement on Form S-3 was declared effective by SEC under which the Partnership may offer up to $200.0 million of additional BUCs from time to time.  In April 2010, the Partnership issued an additional 8,280,000 BUCs through an underwritten public offering at a public offering price of $5.37 per BUC pursuant to this new Registration Statement.  Net proceeds realized by the Partnership from the issuance of these BUCs were approximately $41.7 million after payment of an underwriter's discount and other offering costs of approximately $2.8 million.

Recent Investment Activity

In May 2010, the Company acquired the tax-exempt mortgage revenue bond for a 261 unit multi-family apartment complex in San Antonio, Texas known as The Villages at Lost Creek for approximately $15.9 million which represented 100% of the bond issuance. The bond par value is $18.5 million with an annual interest rate of 6.25%. The bond purchase price results in a yield to maturity of approximately 7.55% per annum. The bond matures in June 2041.

In June 2010, the Company acquired 100% of the $18.3 million tax-exempt mortgage revenue bonds issued by the Ohio Housing Finance Agency as part of a plan of financing for the acquisition and rehabilitation of Crescent Village, Post Woods (I and II) and Willow Bend apartments in Ohio (the “Ohio Properties”). The tax-exempt mortgage bonds secured by the Ohio Properties were acquired by the Company at par and consisted of two series. The Series A bond has a par value of $14.7 million and bears interest at an annual rate of 7.0%. The Series B bond has a par value of $3.6 million and bears interest at an annual interest rate of 10.0%. Both series of bonds mature in June 2050. The Company had previously acquired a 99% interest in the Ohio Properties as part of its strategy of acquiring existing multifamily apartment properties that it expects will be partially financed with new tax-exempt mortgage bond at the time the properties become eligible for the issuance of additional low-income housing tax credits. In connection with the issuance of the new tax-exempt bonds, the Ohio properties were sold to three new ownership entities controlled by an unaffiliated not-for-profit company that financed the acquisition through the issuance of the new bonds and other subordinated debt acquired and issued by the Company.  The new owners ultimately plan to sell limited partnership interests in the properties and syndicate LIHTCs as part of the overall plan of finance. The Ohio properties were sold for a total purchase price of $16.2 million.  The new owners have not contributed any capital to the transaction and the Company has effectively provided 100% of the capital structure to the new owners as part of the sale transaction.  As such, the transaction does not meet accounting standards for treatment as a sale and the Company will continue to consolidate the Ohio Properties for accounting purposes as if they were owned.  Cash received as part of the sale transaction represents a gain on the sale transaction of approximately $1.9 million (See Note 5 in the financial statements).

Other Recent Activity

In June 2010, prior to the sale of the Ohio Properties as discussed in Note 5, the Company repurchased the $12.8 million outstanding mortgage secured by the Ohio Properties at a discount.  The early extinguishment of the mortgage debt resulted in a gain of approximately $439,000.

For the three and six months ended June 30, 2010, the Company generated Net Income equal to approximately $567,000 and $915,000, respectively. This is compared to approximately $570,000 of Net Loss reported for the three months ended June 30, 2009 and approximately $25.2 million of Net Income reported for the six months ended June 30, 2009. The Company generated Cash Available for Distribution (“CAD”) of approximately $3.6 million and $5.4 million, for the three and six months ended June 30, 2010, respectively.  Comparatively, CAD of approximately $1.7 million and $5.0 million was reported for the three and six months ended June 30, 2009, respectively.  See further discussion of CAD in this Management’s Discussion and Analysis on page 44.  The principal reason for the higher net income during the first half of 2009 relates to the gains realized upon the redemption of three tax-exempt mortgage bonds in February 2009.  The Company reported losses from continuing operations during the three and six months ended June 30, 2009 of approximately $573,000 and $1.5 million, respectively.  The improvement in income from continuing operations was due to higher revenues from the Company’s tax-exempt bond investments and to lower total expenses.

CAD continues to be negatively affected mainly by higher financing costs and low levels of debt utilized by the Partnership to provide additional funds for investment in income generating assets.  Because of the higher financing costs and our under-leveraged balance sheet, the Company has been exploring various options to provide more favorable debt financing.  During March 2010, the Partnership signed a term sheet for a Tax-Exempt Bond Securitization facility (“TEBS”) with Freddie Mac.  This financing option offers several advantages over the Company’s current credit facilities including a longer term of up to 10 years.  The TEBS facility is expected to provide the Company with approximately $96.0 million of proceeds which will be used to retire the current BOA Facility and OSB Facility and would provide approximately $40.0 million of additional funds for investment.  The Company anticipates closing the TEBs facility in the third quarter of 2010, but there is no assurance that the TEBs Facility will close.

Although there have been positive economic signs recently, challenging economic conditions continue to exist in many of the markets in which apartment properties financed by the Company are located.  Negative economic conditions, high levels of unemployment, lack of job growth, low home mortgage interest rates and tax incentives provided to first time homebuyers have had a negative effect on some of the apartment properties which collateralize our tax-exempt bond investments and our MF Properties in the form of declining occupancy.  Overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents and non-revenue units such as model units and employee units) of the apartment properties that the Partnership has financed with tax-exempt mortgage revenue bonds was 82% for first half of 2010 and 2009.  Overall economic occupancy of the MF Properties was 84% for first half of 2010 compared to 85% during the first half of 2009.

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

Distributions

The Partnership continued distributions during the first quarter of 2010 at an annual rate of $0.50 per BUC.  Although CAD generated in recent quarters has not been sufficient to fully fund distributions at this rate without utilizing the Partnership’s cash reserves to supplement the deficit, the General Partner believes that distributions at the current level are sustainable.  However, if the Partnership is unable to generate CAD at levels in excess of the annual distribution; such distribution amount may need to be reduced.

Discussion of the Partnership Bond Holdings and the Related Apartment Properties as of June 30, 2010

The Partnership’s purpose is to acquire and hold as long-term investments a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  At June 30, 2010, the Partnership held 20 tax-exempt mortgage bonds secured by 20 properties containing a total of 3,408 rental units. Six of the entities that own the apartment properties financed by six of the Partnership’s tax exempt bonds were deemed to be Consolidated VIEs of the Partnership at June 30, 2010 and, as a result, these bonds are eliminated in consolidation on the Company’s financial statements.  Additionally, two bonds secured by the three Ohio Properties subject to a sales agreement (See Note 5 and below) are eliminated in consolidation on the Company’s financial statements.  At June 30, 2009, the Partnership held 15 tax-exempt bonds secured by 14 properties containing a total of 2,425 rental units.  Six of the entities that owned apartment properties financed by six of the Partnership’s tax exempt bonds at June 30, 2009 were VIEs of the Partnership and, as a result, these bonds were eliminated in consolidated on the Company’s financial statements.

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

In June 2010, the Partnership completed the first planned restructuring by investing in two Ohio tax exempt bonds, collateralized by three existing Ohio MF properties, with a total of 362 rental units. The Company acquired 100% of the Series A bond with a par value of $14.7 million and the Series B bond with a par value of $3.6 million issued by the Ohio Housing Finance Agency as part of a plan of financing for the acquisition and rehabilitation of the Ohio Properties. The new owners have not contributed any capital to the transaction and the Company has effectively provided 100% of the capital structure to the new owners as part of the sale transaction.  As such, the transaction does not meet accounting standards for treatment as a sale and the Company will continue to consolidate the Ohio Properties as if they were owned and these bonds will be eliminated upon consolidation.  Cash received as part of the sale transaction represents a deferred gain on the sale transaction of approximately $1.9 million (See Note 5).

As of June 30, 2010, the Partnership’s wholly-owned subsidiaries held limited partnership interests in five entities that own MF Properties containing a total of 602 rental units together with the three Ohio Properties containing 362 rental units which are subject to a sales agreement.  As of June 30, 2009, the Partnership's wholly-owned subsidiaries held limited partnership interests in nine MF Properties containing a total of 964 units.  The MF Properties operating goal is similar to that of the properties underlying the Partnership’s tax-exempt bonds.

America First Properties Management Company (“Properties Management”), an affiliate of AFCA 2, provides property management services for Ashley Square, Iona Lakes Apartments, Bent Tree Apartments, Lake Forest Apartments, Fairmont Oaks Apartments, Cross Creek, Clarkson College, Woodland Park, Residences at DeCordova and each of the MF Properties.  Management believes that this relationship provides greater insight and understanding of the underlying property operations and their ability to meet debt service requirements to the Partnership.

The following table outlines certain information regarding the apartment properties on which the Partnership holds tax-exempt mortgage bonds (separately identifying those owned by entities treated as Consolidated VIEs) and the MF Properties.  The narrative discussion that follows provides a brief operating analysis of each property during the first six months of 2010.

			Number of Units Occupied	Percentage of Occupied Units as of June 30,		Economic Occupancy (1) for the period ended June 30,
		Number of Units
Property Name	Location			2010	2009	2010	2009

Non-Consolidated Properties
Ashley Square Apartments	Des Moines, IA	144	133	92%	98%	86%	93%
Bella Vista Apartments	Gainesville, TX	144	134	93%	91%	88%	90%
Bridle Ridge Apartments	Greer, SC	152	137	90%	85%	90%	81%
Brookstone Apartments (3)	Waukegan, IL	168	160	95%	n/a	88%	n/a
Clarkson College	Omaha, NE	142	105	74%	61%	72%	71%
Cross Creek Apartments (3)	Beaufort, SC	144	130	90%	n/a	81%	n/a
Runnymede Apartments	Austin, TX	252	235	93%	90%	93%	97%
South Park Ranch Apartments (3)	Austin, TX	192	171	89%	n/a	89%	n/a
Villages at Lost Creek (3)	San Antonio, TX	261	238	91%	n/a	82%	n/a
Woodland Park (4)	Topeka, KS	236	n/a	n/a	n/a	n/a	n/a
Woodlynn Village	Maplewood, MN	59	56	95%	98%	96%	99%
		1,894	1,261	90%	87%	81%	90%

Consolidated VIEs
Bent Tree Apartments	Columbia, SC	232	216	93%	91%	80%	79%
Fairmont Oaks Apartments	Gainsville, FL	178	150	84%	87%	78%	81%
Residences at DeCordova (4)	Granbury, TX	76	n/a	n/a	n/a	n/a	n/a
Residences at Weatherford (2)	Weatherford, TX	76	n/a	n/a	n/a	n/a	n/a
Iona Lakes Apartments	Ft. Myers, FL	350	292	83%	75%	67%	63%
Lake Forest Apartments	Daytona Beach, FL	240	210	88%	84%	75%	78%
		1,152	868	87%	84%	74%	73%

MF Properties
Churchland	Chesapeake, VA	124	113	91%	96%	91%	88%
Crescent Village	Cincinnati, OH	90	83	92%	91%	80%	80%
Eagle Ridge	Erlanger, KY	64	63	98%	89%	86%	74%
Glynn Place	Brunswick, GA	128	102	80%	76%	66%	74%
Greens of Pine Glen	Durham, NC	168	155	92%	94%	85%	90%
Meadowview	Highland Heights, KY	118	109	92%	91%	89%	86%
Postwoods	Reynoldsburg, OH	180	166	92%	92%	83%	89%
Willow Bend	Columbus (Hilliard), OH	92	86	93%	98%	90%	95%
		964	877	91%	91%	84%	85%

(1) Economic occupancy is presented for the six months ended June 30, 2010 and 2009, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented, therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(2) This property is still under construction as of June 30, 2010, and therefore has no occupancy data.
(3) Previous period occupancy numbers are not available, as this is a new investment.
(4) Construction on these properties has been completed and the properties are in a lease up and stabilization period. As of March 31, 2010, Gardens of Decordova has leased 41 of a total of 76 units and Woodland Park has leased 153 of a total of 236 units.

Non-Consolidated Properties

Ashley Square – Ashley Square Apartments is located in Des Moines, Iowa.  In the first half of 2010, Net Operating Income (calculated as property revenue less salaries, advertising, administration, utilities, repair and maintenance, insurance, taxes, and management fee expenses) was $209,000 as compared to $187,000 in 2009.  This increase was the direct result of decreased real estate taxes.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2010.

Bella Vista – Bella Vista Apartments is located in Gainesville, Texas.  In the first half of 2010, Bella Vista’s operations resulted in Net Operating Income of $252,000 as compared to $281,000 in 2009.  The decrease was a result of increased utilities expense and property insurance.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2010.

Bridle Ridge Apartments – Bridle Ridge Apartments is located in Greer, South Carolina.  In the first half of 2010, Bridle Ridge Apartments’ operations resulted in Net Operating Income of $348,000 as compared to $334,000 in 2009.  This increase was a result of increased economic occupancy.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2010.

Brookstone - Brookstone Apartments is located in Waukegan, Illinois. These bonds were purchased in October 2009.  Brookstone’s operations resulted in Net Operating Income of $549,000 on net revenue of approximately $650,000 in 2010.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2010.

Clarkson College – Clarkson College is a 142 bed student housing facility located in Omaha, Nebraska.  In the first half of 2010, Net Operating Income was $207,000 as compared to $205,000 in 2009.  The increase is attributable to a slight increase in economic occupancy.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2010.

Cross Creek - Cross Creek Apartments is located in Beaufort, South Carolina. The Cross Creek bonds were acquired in April 2009.  At that time the project was not completed and was vacant.  Construction of Cross Creek was completed in November 2009.  In the first half of 2010, Cross Creek’s operations resulted in Net Operating Income of $272,000 on net revenue of approximately $564,000.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2010.

Runnymede Apartments – Runnymede Apartments is located in Austin, Texas.  In the first half 2010, Runnymede Apartment’s operations resulted in Net Operating Income of $499,000 as compared to $464,000 in 2009.  This increase was the result of increased other income along with a decrease in maintenance and repair expense.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2010.

South Park Ranch Apartments - South Park Ranch Apartments is located in Austin, Texas. These bonds were purchased in August 2009.  South Park’s operations resulted in Net Operating Income of $563,000 on net revenue of approximately $889,000 in 2010.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2010.

Villages at Lost Creek – Villages at Lost Creek is located in San Antonio, Texas.  These bonds were purchased in May 2010.  Lost Creek’s operations for the first half of 2010 resulted in Net Operating Income of $709,000 on net revenue of approximately $1.2 million in 2010. Debt service on the Partnership’s bond on this property was current as of June 30, 2010.

Woodlynn Village – Woodlynn Village is located in Maplewood, Minnesota.  In the first half of 2010, Net Operating Income was $173,000 as compared to $147,000 in 2009.  This increase was the result of higher economic occupancy and decreased organizational and start-up expenses.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2010.

Woodland Park.  Woodland Park is located in Topeka, Kansas and was completed in November 2008, but remains in its initial lease-up phase and has not yet reached stabilization which is defined in the bond documents as the generation of a 1.15:1 debt service coverage ratio for six straight months.  Additionally, there were insufficient funds on deposit with the bond trustee to make the debt service payment of approximately $452,000 on the bonds which was due on May 3, 2010 and the property owner did not provide additional capital to fund the shortfall.  As a result, a payment default on the bonds has occurred.  In order to protect its investment the Partnership has issued a formal notice of default through the bond trustee and has started the foreclosure process.  The foreclosure process may take several months to complete.  The Partnership would expect to remove and replace the general and limited partners of the property owner through foreclosure.  This action would allow a new property owner to re-syndicate the LIHTCs associated with this property.  If these LIHTCs can be successfully re-syndicated, it will provide additional capital to the project which can be used to support debt service payments on the tax-exempt mortgage revenue bonds until property operations improve to the point that sufficient cash is generated to pay any past due amounts on the bonds as well as ongoing debt service.  If the re-syndication of LIHTCs is not successful, the Partnership may pursue other options including making additional taxable loans to the property or completing the foreclosure process and taking direct ownership of the property.  The Partnership believes that the most significant issue in the slow lease-up of the property and its failure to achieve stabilization has been the 100% set aside of the rental units for tenants that make less than 60% of the area median income. At the request of the Partnership, in April 2010, the property owner reduced the number of units set aside for affordable tenants to 75% and began leasing 59 units to market rate tenants. Additionally, the property owner has agreed that, if needed to stabilize the property, it would further reduce the units set aside for affordable tenants to 60% thereby making an additional 35 units available to market rate tenants.  As of December 31, 2009, the property had 116 units leased out of total available units of 236, or 49% physical occupancy.   As of June 30, 2010, occupancy has increased to 153 units, or 65% physical occupancy, and an additional ten leases are pending.  Based on the level of leasing activity resulting from the change in the mix of affordable and market rate tenants, the Partnership continues to believe that Woodland is capable of reaching stabilization. In the first half of 2010, Net Operating Income was $125,000 on net revenue of approximately $434,000.

Consolidated VIEs

Bent Tree – Bent Tree Apartments is located in Columbia, South Carolina.   In the first half of 2010, Net Operating Income was $289,000 as compared to $268,000 in 2009.  This increase was the result of increased economic occupancy and an increase in bad debt collections.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2010.

Fairmont Oaks – Fairmont Oaks Apartments is located in Gainesville, Florida.  In the first half of 2010, Net Operating Income was $327,000 as compared to $339,000 in 2009.  This decrease was a result of lower occupancy resulting in lower revenues.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2010.

Iona Lakes – Iona Lakes Apartments is located in Fort Myers, Florida.  In the first half of 2010, Net Operating Income was $519,000 as compared to $463,000 in 2009.  This increase was directly related to an increase in economic occupancy and a decrease in real estate taxes.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2010.

Lake Forest – Lake Forest Apartments is located in Daytona Beach, Florida.  In the first half of 2010, Net Operating Income was $334,000 as compared to $391,000 in 2009.  This decrease was a direct result of lower economic occupancy due to an increase in concessions along with an increase in utility expense.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2010.

Residences of DeCordova – This property is a senior (55+) affordable housing project located in Granbury, Texas in the Dallas-Fort Worth area.  Construction was completed in April 2009 and lease-up continues, however, the property has not yet reached stabilization which is defined in the bond documents as the generation of a 1.15:1 debt service coverage ratio for six straight months.  In January 2010, the Partnership issued a Notice of Default through the bond trustee to begin foreclosure procedures in order to remove the limited partner. Such notice was issued in February 2010 and the foreclosure was completed in March 2010. Through this process the Partnership has removed the limited partner which will allow the property owner to “re-syndicate” the low income housing tax credits (“LIHTCs”) to a new limited partner thereby providing additional capital to the project. The Partnership believes that, if this can be accomplished, such new equity would be sufficient to allow for the current bonds to remain in place and operations be funded through an extended lease-up period. Until such time as additional capital, through the re-syndication of the LIHTCs, is contributed, the full impact of these developments will not be known.  As of December 31, 2009, the property had 31 units leased out of total available units of 76, or 41% physical occupancy. As of June 30, 2010, the property had 41 units leased out of total available units of 76, or approximately 54% physical occupancy and an additional five leases are pending.  At the request of the Partnership, in April 2010, the property owner reduced the number of units set aside for affordable tenants to 60% and began leasing 30 units to market rate tenants. Based on the level of leasing activity resulting from the change in the mix of affordable and market rate tenants, the Partnership continues to believe that DeCordova is capable of reaching stabilization.  In the first half of 2010, DeCordova realized a Net Operating Loss of $74,000 on net revenue of approximately $88,000.

Residences at Weatherford – Residences at Weatherford are currently under construction in Weatherford, Texas and will contain 76 units upon completion. This property is a senior (55+) affordable housing project located in Weatherford, Texas in the Dallas-Fort Worth area. At this time infrastructure construction activities have been substantially completed but no construction has begun on the actual apartment buildings.  In January 2010, the Partnership issued a Notice of Default through the bond trustee and began foreclosure procedures to remove the limited partner. Such notice was issued in February 2010 and the foreclosure was completed in March 2010. Through this process the Partnership has removed the limited partner which will allow the property owner to recapitalize the property by pursuing an alternative plan of financing.  Specifically, the Partnership has worked with the general partner of the owner to identify available Tax Credit Assistance Program (“TCAP”) funding through application to the Texas Department of Housing and Community Affairs (“TDHCA”). A TCAP Written Agreement with TDHCA has been entered into which commits TCAP funds to the project and final approval of the funding was received from the TDHCA board in March 2010.  The Partnership believes that the TCAP funding will be sufficient to allow for the current bonds to remain in place, construction to be complete and operations to be funded through an extended lease-up period. Formal agreements must still be finalized before such funds are available to the project. Formal agreements are being processed and are expected to be completed and funding available before December 31, 2010.  There were no operations in the first half of 2010.

MF Properties

Commons at Churchland – Commons at Churchland is located in Chesapeake, Virginia.  In the first half of 2010, Net Operating Income was $296,000 as compared to $265,000 in 2009.  This increase was the result of increased economic occupancy and a decrease in utilities expense.

Crescent Village – Crescent Village Townhomes is located in Cincinnati, Ohio.  In the first half of 2010, Crescent Village’s operations resulted in Net Operating Income of $18,000 as compared to $151,000 in 2009.   This decrease was the result of increased professional services expense and acquisition costs paid in second quarter 2010 related to the signed sale agreement.

Eagle Ridge – Eagle Ridge Townhomes is located in Erlanger, Kentucky.  In the first half of 2010, Eagle Ridge’s operations resulted in Net Operating Income of $107,000 as compared to $57,000 in 2009.  This increase was the result of higher property revenue from increased occupancy.

Glynn Place – Glynn Place Apartments is located in Brunswick, Georgia.  In the first half of 2010, Glynn Place Apartments’ operations resulted in Net Operating Income of $136,000 as compared to $153,000 in 2009.  This decrease was the result of a decrease in economic occupancy.

Greens of Pine Glen – Greens of Pine Glen Apartments is located in Durham, North Carolina. This property was purchased in February of 2009. In the first half of 2010, Greens of Pine Glen’s operations resulted in Net Operating Income of $251,000 as compared to $42,000 in 2009.  This increase is a direct result of a decrease in acquisition costs incurred in 2009 and not replicated in 2010.

Meadowview – Meadowview Apartments is located in Highland Heights, Kentucky.  In the first half of 2010, Meadowview’s operations resulted in Net Operating Income of $147,000 as compared to $206,000 in 2009.  This decrease was a result of an increase in utilities expense.

Postwoods – Postwoods Townhomes (f/k/a Postwoods I and Postwoods II) is located in Reynoldsburg, Ohio.  In the first half of 2010, Postwoods’ operations resulted in Net Operating Income of $65,000 as compared to $349,000 in 2009.  This decrease was a result of a decrease in economic occupancy along with an increase in salary, advertising expenses and acquisition costs paid in second quarter 2010 related to the signed sale agreement.

Willow Bend – Willow Bend Townhomes is located in Columbus (Hilliard), Ohio.  In the first half of 2010, Willow Bend’s operations resulted in Net Operating Income of $48,000 as compared to $183,000 in 2009.  This decrease was a result of lower property revenue due to a decrease in occupancy and acquisition costs paid in second quarter 2010 related to the signed sale agreement.

Results of Operations

Consolidated Results of Operations

The following discussion of the Company’s results of operations for the three and six months ended June 30, 2010 and 2009 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009 (Consolidated)
Change in Results of Operations

	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009	Dollar Change
Revenues:
Property revenues	$3,728,809	$3,903,272	$(174,463)
Mortgage revenue bond investment income	1,538,313	1,054,551	483,762
Gain on early extinguishment of debt	438,816	-	438,816
Other interest income	115,894	17,879	98,015
Total Revenues	5,821,832	4,975,702	846,130

Expenses:
Real estate operating (exclusive of items shown below)	3,073,725	2,580,266	493,459
Depreciation and amortization	1,240,241	1,679,036	(438,795)
Interest	872,277	965,329	(93,052)
General and administrative	590,541	324,401	266,140
Total Expenses	5,776,784	5,549,032	227,752

Net income (loss)	45,048	(573,330)	618,378
Less: net loss attributable to noncontrolling interest	521,666	2,964	518,702
Net income (loss) - America First Tax Exempt Investors, L. P.	$566,714	$(570,366)	$1,137,080

Property revenues.  Property revenues decreased mainly as a result of Ashley Square Apartments no longer being reported as a Consolidated VIE in 2010.  Accordingly, no revenues from the operation of this property were included in property revenues reported by the Company in the second quarter of 2010 compared to approximately $315,000 of property revenues from this property that were reported in the second quarter of 2009. The decline in property revenue due to the deconsolidation of Ashley Square was partially offset by an increase of approximately $73,000 in property revenues generated by DeCordova which became a Consolidated VIE on March 1, 2010. Slightly higher economic occupancy resulting in slightly higher revenues for both the MF Properties and the Consolidated VIEs accounts for the remaining change.  The MF Properties averaged $616 per unit in monthly rent in 2010 as compared with $620 per unit in 2009.  Economic occupancy at the MF Properties was 86% during the second quarter of 2010 as compared to 85% in the second quarter of 2009.  The Consolidated VIEs averaged $587 per unit in monthly rent in 2010 as compared to $562 per unit in 2009.  Economic occupancy of the Consolidated VIEs was 75% in 2010 and 72% in 2009.

Mortgage revenue bond investment income.  Mortgage revenue bond investment income increased during the second quarter of 2010 compared to the second quarter of 2009 due to several offsetting factors. The deconsolidation of Ashley Square and Cross Creek Apartments increased investment income by approximately $259,000. These properties are no longer treated as a Consolidated VIEs as of January 1, 2010, therefore the interest paid to the Company on the tax-exempt bonds is no longer eliminated in consolidation.  In addition, the Company realized additional tax-exempt interest income of approximately $502,000 due to the acquisition of three tax-exempt bonds, South Park Ranch Apartments, Brookstone Apartments and Villages at Lost Creek, that were not owned during the second quarter of 2009. These increases were offset by two items.  First, in March 2010 DeCordova and Weatherford became Consolidated VIEs, therefore, the interest income related to the bonds is now eliminated in consolidation.  The elimination of DeCordova and Weatherford interest in the quarter totaled approximately $143,000.  Second, in 2009 interest income of approximately $107,000 was recorded related to the Oak Grove bonds which were not held in 2010.

Gain on early extinguishment of debt. In June 2010 the Company had the opportunity to acquire at a discount, and thereby retire, the $12.8 million outstanding mortgage debt secured by the Ohio Properties.  The early extinguishment of this debt resulted in a gain of approximately $439,000.

Other interest income.  Other interest income is comprised mainly of interest income on taxable loans held by the Company.  The increase in other interest income is attributable to higher levels of taxable loans outstanding in 2010.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties and the Consolidated VIEs is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  When comparing the second quarter of 2009 to the second quarter of 2010 the increase in real estate operating expenses was the result of offsetting factors.  The deconsolidation of Ashley Square and Cross Creek Apartments reduced real estate operating expenses by approximately $325,000. This decrease was offset by an approximate $115,000 increase in expenses due to the consolidation of DeCordova and Weatherford, approximately $231,000 of administrative fees and approximately $521,000 of acquisition costs paid by the Ohio Properties, in second quarter 2010.  The acquisition costs were incurred by the new property owners and represents expenses of non-controlling interests.

Depreciation and amortization expense. Depreciation and amortization consists primarily of depreciation associated with the apartment properties of the Consolidated VIEs and the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the BOA Credit Facility that the Company entered into during the second quarter of 2009.  The decrease in depreciation and amortization expense from the second quarter of 2009 to the second quarter of 2010 is attributable to a decrease of approximately $122,000 in deferred financing cost amortization, a decrease of approximately $301,000 in in-place lease amortization which are fully amortized, and an approximate $121,000 decrease due to deconsolidation of Ashley Square and Cross Creek Apartments.  This was offset by a depreciation expense increase of approximately $63,000 due the consolidation of DeCordova.

Interest expense. Interest expense decreased approximately $93,000 during the second quarter 2010 compared to the second quarter 2009.  The decrease was due to a number of offsetting factors.  The Company’s borrowing cost increased from 2.9% per annum in 2009 to 4.0% per annum in 2010 resulting in an approximate increase of $238,000 when second quarter 2010 is compared to second quarter 2009.  Partially offsetting this increase was an approximate $210,000 decrease resulting from the decrease in the average principal of outstanding debt.  In addition, an approximate $116,000 decrease was the result of the mark to market adjustment of the Company’s derivatives.  These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.

General and administrative expenses.  General and administrative expenses increased mainly due to increased professional fees, salary expenses, travel expenses and administration fees.  Professional fees increased approximately $115,000 due mainly to accounting, legal and professional fees associated with the process the Company utilized to respond to a comment letter received by the Company from the Securities Exchange Commission in the first quarter of 2010.  Additional professional fees were also incurred for accounting consultation regarding the implementation of new accounting standards in 2010.  Salary expense increased approximately $52,000 and travel expenses increased approximately $37,000 in 2010 due mainly to additional activity related to asset monitoring and due diligence associated with potential new investments.  Administration fees paid to AFCA 2 increased approximately $34,000 as the Company has a higher level of invested assets in 2010.

Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009 (Consolidated)
Change in Results of Operations

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009	Dollar Change
Revenues:
Property revenues	$7,250,302	$7,654,515	$(404,213)
Mortgage revenue bond investment income	3,018,884	2,002,895	1,015,989
Gain on early extinquishment of debt	438,816	-	438,816
Other interest income	212,826	51,894	160,932
Total Revenues	10,920,828	9,709,304	1,211,524

Expenses:
Real estate operating (exclusive of items shown below)	5,148,617	4,940,909	207,708
Depreciation and amortization	2,437,258	3,259,908	(822,650)
Interest	1,845,279	2,156,198	(310,919)
General and administrative	1,098,776	901,163	197,613
Total Expenses	10,529,930	11,258,178	(728,248)

Income (loss) from continuing operations	390,898	(1,548,874)	1,939,772
Income from discontinued operations	-	26,734,754	(26,734,754)
Net income	390,898	25,185,880	(24,794,982)
Less: net loss attributable to noncontrolling interest	523,208	6,824	516,384
Net income - America First Tax Exempt Investors, L. P.	$914,106	$25,192,704	$(24,278,598)

Property revenues.  Property revenues decreased mainly as a result of Ashley Square Apartments no longer being reported as a Consolidated VIE in 2010.  Accordingly, no revenues from the operation of this property were included in property revenues reported by the Company in the first half of 2010 compared to approximately $622,000 of property revenues from this property that were reported in the first half of 2009. The decline in property revenue due to the deconsolidation of Ashley Square was partially offset by an increase of approximately $243,000 in property revenues generated by DeCordova which became a VIE on March 1, 2010 and the Greens of Pine Glen which was owned for the entire first half of 2010 compared to four months in 2009.  The MF Properties averaged $604 per unit in monthly rent in 2010 as compared with $586 per unit in 2009.  Economic occupancy at the MF Properties was 84% during the first half of 2010 as compared to 85% in the first half of 2009.  The Consolidated VIEs averaged $575 per unit in monthly rent in 2010 as compared to $573 per unit in 2009.  Economic occupancy of the Consolidated VIEs was 74% in the first half of 2010 and 73% in the first half of 2009.

Mortgage revenue bond investment income.  Mortgage revenue bond investment income increased during the first half of 2010 compared to the first half of 2009 due to several offsetting factors. The deconsolidation of Ashley Square and Cross Creek Apartments increased investment income by approximately $517,000. These properties are no longer treated as a Consolidated VIEs as of January 1, 2010, therefore the interest paid to the Company on the tax-exempt bonds is no longer eliminated in consolidation.  In addition, the Company realized additional tax-exempt interest income of approximately $850,000 due to the acquisition of three tax-exempt bonds, South Park Ranch Apartments, Brookstone Apartments and Villages at Lost Creek, that were not owned during the second quarter of 2009. These increases were offset by two items.  First, in March 2010 DeCordova and Weatherford became Consolidated VIEs, therefore, the interest income related to the bonds is now eliminated in consolidation.  The elimination of DeCordova and Weatherford interest in the quarter totaled approximately $191,000.  Second, in 2009 interest income of approximately $107,000 was recorded related to the Oak Grove bonds which were not held in 2010.

Gain on early extinguishment of debt.  In June 2010 the Company had the opportunity to acquire at a discount, and thereby retire, the $12.8 million outstanding mortgage debt secured by the Ohio Properties.  The early extinguishment of this debt resulted in a gain of approximately $439,000.

Other interest income.  Other interest income is comprised mainly of interest income on taxable loans held by the Company.  The increase in other interest income is attributable to higher levels of taxable loans outstanding in 2010.

       Real estate operating expenses.  Real estate operating expenses associated with the MF Properties and the Consolidated VIEs is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  When comparing the first half of 2010 to the first half of 2009, a decrease of approximately $531,000 in real estate operating expenses is the result of the Ashley Square and Cross Creek Apartments deconsolidation and approximately $198,000 is attributable to decreases in MF Properties acquisition related expenses. These decreases are offset by approximately $231,000 of administrative fees and approximately $521,000 acquisition costs paid by the Ohio Properties during the first half of 2010 and approximately $171,000 of expenses due to the DeCordova and Weatherford consolidation. The acquisition costs were incurred by the Ohio Property owners represent expenses of non-controlling interests.

 Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the apartment properties of the Consolidated VIEs and the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the BOA Credit Facility that the Company entered into during the second quarter of 2009.  The decrease in depreciation and amortization expense from the first half of 2009 to the first half of 2010 is attributable to a decrease of approximately $242,000 in deferred financing cost amortization, a decrease of approximately $594,000 in in-place lease amortization, and an approximate $214,000 decrease due to deconsolidation of Ashley Square Apartments. This was offset by a depreciation expense increase of approximately $83,000 due the consolidation of DeCordova and an increase of approximately $143,000 due to depreciation on assets added to the existing MF Properties and Consolidated VIEs.

Interest expense.  The decrease in interest expense during the first half of 2010 as compared to the first half of 2009 was due to a number of offsetting factors.  The Company’s borrowing cost increased from 2.8% per annum in 2009 to 4.1% per annum in 2010 resulting in an approximate increase of $523,000 when comparing first half of 2010 to first half of 2009. Partially offsetting this increase was an approximate $405,000 decrease resulting from the decrease in the average principal of outstanding debt.  Additionally, an approximate $406,000 decrease was the result of the mark to market adjustment of the Company’s derivatives.  These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.

General and administrative expenses.  General and administrative expenses increased mainly due to increased professional fees and administration fees.  Professional fees increased approximately $115,000 due mainly to accounting, legal and professional fees associated with the process the Company utilized to respond to a comment letter received by the Company from the Securities Exchange Commission in the first quarter of 2010.  Additional professional fees were also incurred for accounting consultation regarding the implementation of new accounting standards in 2010.  Administration fees paid to AFCA 2 increased approximately $64,000 as the Company has a higher level of invested assets in 2010.

Partnership Only Results of Operations

The following discussion of the Partnership’s results of operations for the three and six months ended June 30, 2010 and 2009 reflects the operations of the Partnership without the consolidation of any VIEs during either period under the GAAP consolidation rules then in effect.  This information is used by management to analyze the Partnership’s operations and is reflective of the consolidated operations of the Tax-Exempt Bond Investments segment and the MF Properties segment as presented Note 12 to the financial statements.

Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009 (Partnership Only)
Changes in Results of Operations

	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009	Dollar Change
Revenues:
Property revenues	$1,828,927	$1,839,243	$(10,316)
Mortgage revenue bond investment income	2,447,227	2,127,071	320,156
Gain in early retirement of debt	438,816	-	438,816
Other interest income	125,928	17,879	108,049
Total Revenues	4,840,898	3,984,193	856,705
Expenses:
Real estate operating (exclusive of items shown below)	1,788,233	1,041,056	747,177
Property loan loss	-	220,000	(220,000)
Depreciation and amortization	664,166	1,070,677	(406,511)
Interest	872,277	965,330	(93,053)
General and administrative	590,541	324,401	266,140
Total Expenses	3,915,217	3,621,464	293,753
Net income	925,681	362,729	562,952
Less: net loss attributable to noncontrolling interest	521,666	2,964	518,702
Net income - America First Tax Exempt Investors, L.P.	$1,447,347	$365,693	$1,081,654

Property revenues.  Property revenues reported by the Partnership are only those of the MF Properties and were flat year over year.  The MF Properties averaged $616 per unit in monthly rent in the second quarter of 2010 as compared with $620 per unit in the second quarter of 2009. Economic occupancy at the MF Properties was 86% for the second quarter of 2010 as compared to 85% in the second quarter of 2009.

Mortgage revenue bond investment income.  The increase in mortgage revenue bond investment income during the second quarter of 2010 compared to the second quarter of 2009 is a result of the additional tax-exempt interest payments of approximately $502,000 received by the Partnership during the second quarter of 2010 due to the acquisition of new tax-exempt bonds, South Park Ranch Apartments, Brookstone Apartments, and Villages of Lost Creek, that were not owned by the Partnership during the second quarter of 2009. This increase was offset by approximately $107,000 of interest income recorded in 2009 related to the Oak Grove bonds which were not held in 2010 and approximately $32,000 more contingent interest income received in 2009 than in 2010.

Gain on early extinguishment of debt. In June 2010 the Company had the opportunity to acquire at a discount, and thereby retire, the $12.8 million outstanding mortgage debt secured by the Ohio Properties.  The early extinguishment of this debt resulted in a gain of approximately $439,000.

Other interest income.  Other interest income is comprised mainly of interest income on taxable loans held by the Company.  The increase in other interest income is attributable to higher levels of taxable loans outstanding in 2010.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees.  Real estate operating expenses increased by approximately $231,000 due to the Ohio Properties administrative fees paid to AFCA 2 and approximately $521,000 acquisition costs paid in second quarter 2010. The acquisition costs were incurred by the new property owners and represent expenses of non-controlling interests.

Loan loss reserve expense.  The Partnership periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment.  The value of the underlying property assets is ultimately the largest measure of value to support the investment carrying values.  Investments tested for impairment include all fixed assets, bond investments and taxable loans made to various properties.  Such evaluation is based on cash flow and discounted cash flow models.  In June 2009, the Company evaluation determined that a portion of the Partnership taxable property loans were potentially impaired and that additional loan loss reserves should be recorded.  As a result, $220,000 of additional loan loss reserves related to the taxable loans between various properties and the Partnership was recorded in 2009.

Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the BOA Credit Facility that the Company entered into during the second quarter of 2009.  The decrease in depreciation and amortization expense from the second quarter of 2009 to the second quarter of 2010 is attributable to a decrease of approximately $122,000 in deferred financing cost amortization and a decrease of approximately $301,000 in in-place lease amortization.

Interest expense. Interest expense decreased approximately $93,000 during the second quarter 2010 compared to the second quarter 2009.  The decrease was due to a number of offsetting factors.  The Company’s borrowing cost increased from 2.9% per annum in 2009 to 4.0% per annum in 2010 resulting in an approximate increase of $238,000.  Partially offsetting this increase was an approximate $210,000 decrease resulting from the decrease in the average principal of outstanding debt.  In addition, an approximate $116,000 decrease was the result of the mark to market adjustment of the Company’s derivatives.  These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.

General and administrative expenses.  General and administrative expenses increased mainly due to increased professional fees, salary expenses, travel expenses and administration fees.  Professional fees increased approximately $115,000 due mainly to accounting, legal and professional fees associated with the process the Company utilized to respond to a comment letter received by the Company from the Securities Exchange Commission in the first quarter of 2010.  Additional professional fees were also incurred for accounting consultation regarding the implementation of new accounting standards in 2010.  Salary expense increased approximately $52,000 and travel expenses increased approximately $37,000 in 2010 due mainly to additional activity related to asset monitoring and due diligence associated with potential new investments.  Administration fees paid to AFCA 2 increased approximately $34,000 as the Company has a higher level of invested assets in 2010.

Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009 (Partnership Only)
Changes in Results of Operations

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009	Dollar Change
Revenues:
Property revenues	$3,582,518	$3,470,941	$111,577
Mortgage revenue bond investment income	4,743,512	6,770,084	(2,026,572)
Gain on early debt retirement of debt	438,816	-	438,816
Other interest income (loss)	222,860	(75,601)	298,461
Total Revenues	8,987,706	10,165,424	(1,177,718)
Expenses:
Real estate operating (exclusive of items shown below)	2,747,935	2,076,713	671,222
Property loan loss	-	294,999	(294,999)
Depreciation and amortization	1,333,023	2,076,388	(743,365)
Interest	1,845,279	2,237,752	(392,473)
General and administrative	1,098,776	901,163	197,613
Total Expenses	7,025,013	7,587,015	(562,002)
Net income	1,962,693	2,578,409	(615,716)
Less: net loss attributable to noncontrolling interest	523,208	6,824	516,384
Net income - America First Tax Exempt Investors, L.P.	$2,485,901	$2,585,233	$(99,332)

Property revenues.  Property revenues reported by the Partnership are only those of the MF Properties.  The overall increase was the result of two offsetting items.  An increase of approximately $148,000 is related to the Greens of Pine Glen which was owned for the entire first half of 2010 compared to four months in 2009.  This was offset by a decrease in revenue resulting from slightly lower occupancy at the MF Properties.  The MF Properties averaged $604 per unit in monthly rent in 2010 as compared with $586 per unit in 2009. Economic occupancy at the MF Properties was 84% in 2010 as compared to 85% in 2009.

Mortgage revenue bond investment income.  The decrease in mortgage revenue bond investment income during the first half of 2010 compared to 2009 is mainly the result of the redemption of the tax-exempt mortgage revenue bonds secured by Ashley Pointe at Eagle Crest, Woodbridge Apartment of Bloomington III and Woodbridge Apartments of Louisville II in February 2009.  These bond redemptions resulted in the recognition of $2.5 million of contingent and deferred interest plus approximately $313,000 of regular bond interest in 2009.  In addition, approximately $107,000 of interest income was recorded in 2009 related to the Oak Grove bonds which were not held in 2010. These decreases were partially offset by additional tax-exempt interest payments of approximately $985,000 received by the Partnership during the first half of 2010 due to the acquisition of new tax-exempt bonds on Cross Creek Apartments, South Park Ranch Apartments, Brookstone Apartments, and Villages at Lost Creek that were not owned by the Partnership during the first half of 2009.

Gain on early extinguishment of debt. In June 2010 the Company had the opportunity to acquire at a discount, and thereby retire, the $12.8 million outstanding mortgage debt secured by the Ohio Properties.  The early extinguishment of this debt resulted in a gain of approximately $439,000.

Other interest income.  Other interest income is comprised mainly of interest income on taxable loans held by the Company.  The increase in other interest income is attributable to higher levels of taxable loans outstanding in 2010.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees.  Real estate operating expenses increased by approximately $231,000 of administrative fees and approximately $521,000 acquisition costs paid by the Ohio Properties during the first half of 2010. The acquisition costs incurred in 2010 by the Ohio Property owners represent expenses of non-controlling interests. These increases were offset by approximately $198,000 attributable to decreases in MF Properties acquisition related expenses that were paid in 2009. The remaining difference is directly related to increased variable expenses.

Loan loss reserve expense.  The Partnership periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment.  The value of the underlying property assets is ultimately the largest measure of value to support the investment carrying values.  Investments tested for impairment include all fixed assets, bond investments and taxable loans made to various properties.  Such evaluation is based on cash flow and discounted cash flow models.  In June 2009, the Company evaluation determined that a portion of the Partnership taxable property loans were potentially impaired and that additional loan loss reserves should be recorded.  As a result, $220,000 of additional loan loss reserves related to the taxable loans between various properties and the Partnership was recorded in 2009.

Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the BOA Credit Facility that the Company entered into during the second quarter of 2009.  The decrease in depreciation and amortization expense from the first half of 2009 to the first half of 2010 is attributable to a decrease of approximately $242,000 in deferred financing cost amortization and a decrease of approximately $594,000 in in-place lease amortization which are fully amortized. The remaining difference is directly related to an increase in depreciation expense on the existing MF Properties due to newly capitalized assets.

Interest expense.  The decrease in interest expense during the first half of 2010 as compared to the first half of 2009 was due to a number of offsetting factors.  The Company’s borrowing cost increased from 2.8% per annum in 2009 to 4.1% per annum in 2010 resulting in an approximate increase of $523,000 when comparing first half of 2010 to first half of 2009. Partially offsetting this increase was an approximate $405,000 decrease resulting from the decrease in the average principal of outstanding debt.  Additionally, an approximate $406,000 decrease was the result of the mark to market adjustment of the Company’s derivatives.  These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.

General and administrative expenses.  General and administrative expenses increased mainly due to increased professional fees and administration fees.  Professional fees increased approximately $115,000 due mainly to accounting, legal and professional fees associated with the process the Company utilized to respond to a comment letter received by the Company from the Securities Exchange Commission in the first quarter of 2010.  Additional professional fees were also incurred for accounting consultation regarding the implementation of new accounting standards in 2010.  Administration fees paid to AFCA 2 increased approximately $64,000 as the Company has a higher level of invested assets in 2010.

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

Other sources of cash available to the Partnership include debt financing and the sale of additional BUCs.  The Company currently has outstanding debt financing of $54.8 million under two separate credit facilities.  The first credit facility is the BOA Facility that had an outstanding balance of $49.3 million at June 30, 2010.  The BOA Facility was entered into in June 2009, and has a one-year term with a six-month renewal option held by the Company. The six-month renewal option was exercised in June, 2010. The BOA Facility is secured by 13 tax-exempt mortgage revenue bonds with a total par value of $112.1 million and approximately $2.7 million of restricted cash.  The BOA Facility bears interest at a floating interest rate equal to daily LIBOR plus 390 basis points.  The second credit facility is the OSB Facility that had an outstanding balance of $5.5 million at June 30, 2010.  The OSB Facility is a term loan that matures on June 30, 2011, is collateralized by one tax-exempt mortgage revenue bond with a par value of $8.9 million and bears interest at a fixed annual rate of 6.5% per annum.

The Company has been exploring various options to provide more favorable debt financing.  During March 2010, the Partnership signed a term sheet for a Tax-Exempt Bond Securitization facility (“TEBS”) with Freddie Mac.  This financing option offers several advantages over the Company’s current credit facilities including a longer term of up to 10 years.  The TEBS facility is expected to provide the Company with approximately $96.0 million of proceeds which will be used to retire the current BOA Facility and OSB Facility and would provide approximately $40.0 million of additional funds for investment.  The Company anticipates closing the TEBs facility in the third quarter of 2010, but there is no assurance that the TEBs Facility will close.

The Partnership is authorized to issue additional BUCs to raise additional equity capital to fund investment opportunities.  In April 2010, a Registration Statement on Form S-3 was declared effective by SEC under which the Partnership may offer up to $200.0 million of additional BUCs from time to time.  In April 2010, the Partnership issued an additional 8,280,000 BUCs through an underwritten public offering at a public offering price of $5.37 per BUC pursuant to this new Registration Statement.  Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $41.7 million after payment of an underwriter's discount and other offering costs of approximately $2.8 million.

The Partnership’s principal uses of cash are the payment of distributions to BUC holders, interest and principal on debt financing and general and administrative expenses. The Partnership also uses cash to acquire additional investments.  Distributions to BUC holders may increase or decrease at the determination of the General Partner.  Distributions to BUC holders depend primarily upon the amount of base and contingent interest received on the Company’s tax-exempt mortgage revenue bonds and cash received from other investments, the amount of borrowings and the effective interest rate of these borrowings, and the amount of the Partnership’s undistributed cash.  Recently, cash generated by the Partnership’s investments has not been sufficient to fund such expenditures and distributions without utilizing cash reserves to supplement the deficit.  See discussion below regarding “Cash Available for Distribution.”  The Partnership continued distributions during the first quarter of 2010 at an annual rate of $0.50 per BUC.  Although CAD generated in recent quarters has not been sufficient to fully fund distributions at this rate without utilizing the Partnership’s cash reserves to supplement the deficit, the General Partner believes that distributions at the current level are sustainable.  However, if the Partnership is unable generate CAD at levels in excess of the annual distribution; such distribution amount may need to be reduced.

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

On a consolidated basis, cash provided by operating activities for the first half of 2010 as compared to first half of 2009, decreased approximately $96,000 due to changes in working capital components.  Cash from investing activities decreased approximately $52.3 million for first half of 2010 as compared to 2009.  The largest change in investing activities relates to $32.0 million in cash proceeds realized in the first quarter of 2009 from the early redemption of the bonds on Ashley Pointe, Woodbridge – Louisville and Woodbridge – Bloomington.  No proceeds from the sale or redemption of investments was realized in 2010 while cash utilized for the acquisition of new investments increased approximately $5.3 million.  Restricted cash used increased approximately $15.0 as approximately $8.5 million was released in 2009, approximately $2.9 was contributed to restricted cash for collateral requirements on Company's borrowings in 2010, approximately $2.7 million was contributed to restricted cash as part of the sale of the Ohio Properties and approximately $895,000 was contributed as part of normal property operations. Cash from financing activities increased approximately $40.0 million for the first half of 2010 as compared to the first half of 2009.  Net cash provided by the sale of additional BUCs increased $25.5 million in 2010 over 2009.  An increase in financing cash flows of approximately $13.6 million relates to changes in debt financings from the first half of 2009 to the first half of 2010.  Other changes in financing cash flows resulted from changes in restricted cash and a higher level of cash payments for distributions due to additional BUCs outstanding.

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

During June, 2010 the Company completed a sales transaction whereby four of the MF Properties, the Ohio Properties, were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity (See Note 5).  As part of the transaction, the Company acquired 100% of the $18.3 million tax-exempt mortgage revenue bonds issued by the Ohio Housing Finance Agency as part of a plan of financing for the acquisition and rehabilitation of the Ohio Properties. The new owners did not contribute any capital to the transaction and the Company has effectively provided 100% of the capital structure to the new owners as part of the sale transaction.  Pursuant to ASC 360-20, Property, Plant, and Equipment - Real Estate Sales, ("ASC 360-20"), the sale and restructure does not meet the criteria for treatment as a sale.  As such, the Company will continue to consolidate the Ohio Properties as if the sale was not completed.  Under the sales agreement, the Ohio properties were sold for a total purchase price of $16.2 million.  Cash received by the selling limited partnerships as part of the sale transaction represents a deferred gain on the sale transaction of approximately $1.9 million.  The properties will continue to be presented as MF Properties and no gain will be recognized until such time as the transaction can be accounted for as a sale.  As the deferred gain on the transaction represents cash paid to the Company and no on-going legal obligations related to the Ohio Properties or potential obligation to repay any amounts exists, the deferred gain is CAD and is shown as an adjustment in the CAD Calculation below.   This gain meets the definition of Net Residual Proceeds representing contingent interest (Tier 2 income) and will therefore be distributed 75% to the BUC holders and 25% to the General Partner.

Distributions

The Partnership continued distributions during the first quarter of 2010 at an annual rate of $0.50 per BUC.  Although CAD generated in recent quarters has not been sufficient to fully fund distributions at this rate without utilizing the Partnership’s cash reserves to supplement the deficit, the General Partner believes that distributions at the current level are sustainable.  However, if the Partnership is unable to generate CAD at levels in excess of the annual distribution; such distribution amount may need to be reduced.

The following tables show the calculation of CAD for the three and six months ended June 30, 2010 and 2009:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net income (loss) - America First Tax Exempt Investors L.P.	$566,714	$(570,366)	$914,106	$25,192,704
Net (income) loss related to VIEs and eliminations due to consolidation	880,633	936,059	1,571,795	(22,607,471)
Net income before impact of VIE consolidation	$1,447,347	$365,693	$2,485,901	$2,585,233
Change in fair value of derivatives and interest rate derivative amortization	13,742	37,156	128,772	490,522
Depreciation and amortization expense (Partnership only)	664,165	1,070,677	1,333,023	2,076,388
Deposit liability gain - Ohio sale agreement	1,906,374	-	1,906,374	-
Tier 2 Income distributable to the General Partner (1)	(466,553)	(10,531)	(466,553)	(585,421)
Provision for loan loss	-	220,000	-	294,999
Loss on bond sale	-	-	-	127,495
CAD	$3,565,075	$1,682,995	$5,387,517	$4,989,216
Weighted average number of units outstanding,
basic and diluted	27,765,126	14,820,620	24,820,387	14,170,387
Net income, basic and diluted, per unit	$0.05	$0.02	$0.10	$0.14
Total CAD per unit	$0.14	$0.11	$0.22	$0.35
Distributions per unit	$0.1250	$0.1250	$0.1250	$0.1350
(1) As described in Note 2 to the consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the BUC holders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner. For the second quarter of 2010, the deferred gain on the sale of the Ohio partnerships generated approximately $1.9 million and contingent interest generated approximately $10K of Tier II income. For first quarter 2009, the early redemption of Woodbridge - Bloomington generated approximately $1.4 million and Woodbridge - Louisville generated approximately $917,000 of Tier 2 income.

Contractual Obligations

As discussed in the Annual report on Form 10-K, the entire $49.9 million balance of Company’s BOA Credit Facility and approximately $19.5 million of mortgages payable on MF Properties which the Company guarantees become due in 2010.  In June 2010 the Company purchased at a discount and retired approximately $12.8 million mortgage payable associated with the MF Properties.  As discussed above, the Company recently signed a term sheet with Freddie Mac for a new TEBS Credit Facility and expects to close this facility in the third quarter of 2010.  A portion of the proceeds of the TEBS Credit Facility will be used to repay the BOA Facility. The Company also expects the owners of the MF Properties securing the remaining mortgage loans due in 2010 to exercise their rights to extend the terms of these mortgages for an additional year.

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

Effective January 1, 2010, we adopted Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements.  The new accounting guidance amends previously issued guidance and adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements.  It also provides clarification about existing fair value disclosures, the level of disaggregation required, and the inputs and valuation techniques used to measure fair value.  The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption did not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued pre-codification guidance Statement No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140. This statement was codified into ASC 860.  On and after the effective date, the concept of a qualifying special purpose entity is no longer relevant for accounting purposes.  Therefore, formerly qualifying special-purpose entities, as defined under the previous accounting standards, should be evaluated for consolidation under the applicable consolidation guidance.  The guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this guidance on January 1, 2010 did not have an impact on the consolidated financial statements.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Date: August 9, 2010	By: /s/ Mark Hiatt
       Mark Hiatt
       Chief Executive Officer