Form 10-Q
period 2010-09-30
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2010-11-09
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
 YES  ☐  NO  ☒

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1A	Risk Factors	51
Item 6	Exhibits	51

SIGNATURES	52

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2010	2009
Assets
Cash and cash equivalents	$27,477,600	$17,280,535
Restricted cash	27,034,650	5,277,217
Interest receivable	4,575,955	993,181
Tax-exempt mortgage revenue bonds held in trust, at fair value (Notes 4 & 8)	77,075,807	-
Tax-exempt mortgage revenue bonds, at fair value (Note 4)	17,169,036	69,399,763
Real estate assets: (Note 5)
Land	12,945,201	13,403,655
Buildings and improvements	90,855,991	100,255,779
Real estate assets before accumulated depreciation	103,801,192	113,659,434
Accumulated depreciation	(22,438,117)	(21,868,541)
Net real estate assets	81,363,075	91,790,893
Other assets (Note 6)	15,361,382	6,029,131
Total Assets	$250,057,505	$190,770,720

Liabilities
Accounts payable, accrued expenses and other liabilities	$3,441,506	$3,931,848
Distribution payable	3,803,399	2,757,945
Debt financing (Note 8)	95,810,000	55,363,333
Mortgages payable (Note 9)	10,690,800	30,116,854
Total Liabilities	113,745,705	92,169,980

Commitments and Contingencies (Note 14)

Partners' Capital
General Partner (Note 2)	(198,102)	271,051
Beneficial Unit Certificate holders	170,106,011	130,482,881
Unallocated deficit of Consolidated VIEs	(32,913,528)	(32,215,697)
Total Partners' Capital	136,994,381	98,538,235
Noncontrolling interest (Note 5)	(682,581)	62,505
Total Capital	136,311,800	98,600,740
Total Liabilities and Partners' Capital	$250,057,505	$190,770,720

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenues:
Property revenues	$3,698,181	$3,872,079	$10,948,483	$11,526,594
Mortgage revenue bond investment income	2,011,059	1,019,970	5,029,943	3,022,865
Gain on sale of assets held for sale	-	862,865	-	862,865
Gain on early extinquishment of debt	-	-	438,816	-
Other income	112,400	22,587	325,226	74,481
Total Revenues	5,821,640	5,777,501	16,742,468	15,486,805
Expenses:
Real estate operating (exclusive of items shown below)	2,282,147	2,615,013	7,430,764	7,555,922
Asset impairment charge - Weatherford	2,716,330	-	2,716,330	-
Depreciation and amortization	1,430,847	1,387,032	3,868,105	4,646,940
Interest	1,184,293	1,062,181	3,029,572	3,218,379
General and administrative	637,624	508,647	1,736,400	1,409,810
Total Expenses	8,251,241	5,572,873	18,781,171	16,831,051
Income (loss) from continuing operations	(2,429,601)	204,628	(2,038,703)	(1,344,246)
Income from discontinued operations (including gain on bond redemption of $26,514,809 in 2009)	-	-	-	26,734,754
Net income (loss)	(2,429,601)	204,628	(2,038,703)	25,390,508
Less: net loss attributable to noncontrolling interest	221,878	1,721	745,086	8,545
Net (loss) income - America First Tax Exempt Investors, L.P.	$(2,207,723)	$206,349	$(1,293,617)	$25,399,053

Net income (loss) allocated to:
General Partner	$(13,454)	$221,636	$13,813	$809,492
Limited Partners - BUC holders	(1,331,945)	1,233,185	1,126,689	3,230,562
Unallocated gain (loss) of Consolidated Property VIEs	(862,324)	(1,248,472)	(2,434,119)	21,358,999
Noncontrolling interest	(221,878)	(1,721)	(745,086)	(8,545)
	$(2,429,601)	$204,628	$(2,038,703)	$25,390,508

BUC holders' interest in net income per unit (basic and diluted):
Net income, basic and diluted, per unit	$(0.04)	$0.07	$0.04	$0.21

Weighted average number of units outstanding, basic and diluted	30,122,928	17,012,928	26,607,324	15,128,313

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non- controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2010	$271,051	21,842,928	$130,482,881	$(32,215,697)	$62,505	$98,600,740	$(11,009,231)
Sale of Beneficial Unit Certificates	-	8,280,000	41,591,763	-	-	41,591,763	-
Deconsolidation of VIEs - (Note 3)	15,881	-	1,572,185	1,736,288	-	3,324,354	1,588,066
Consolidation of VIEs - (Note 3)	27,523	-	2,724,760	-	-	2,752,283	2,752,283
Distributions paid or accrued
Regular distribution	(89,532)	-	(8,863,649)	-	-	(8,953,181)	-
Distribution of Tier II earnings (Note 2)	(465,816)	-	(1,397,449)	-	-	(1,863,265)	-
Comprehensive income:
Net Income (loss)	13,813	-	1,126,689	(2,434,119)	(745,086)	(2,038,703)	-
Unrealized gain on securities	28,978	-	2,868,831	-	-	2,897,809	2,897,809
Comprehensive income						859,106
Comprehensive loss attributable to noncontolling interest	-	-	-	-	-	(745,086)	-
Comprehensive income attributable to Partnership	-	-	-	-	-	1,604,192	-
Balance at September 30, 2010	$(198,102)	30,122,928	$170,106,011	$(32,913,528)	$(682,581)	$136,311,800	$(3,771,073)

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non- controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2009	$261,785	13,512,928	$93,277,480	$(52,711,654)	$67,716	$40,895,327	$(16,857,807)
Sale of Beneficial Unit Certificates	-	3,500,000	16,134,400	-	-	16,134,400	-
Noncontrolling interest contribution	-	-	-	-	6,366	6,366	-
Distributions paid or accrued	(1,416,355)	-	(6,672,930)	-	-	(8,089,285)	-
Reclssification of Tier II income	607,201	-	(607,201)	-	-	-	-
Comprehensive income:
Net Income (loss)	809,492	-	3,230,562	21,358,999	(8,545)	25,390,508	-
Unrealized gain on securities	67,957	-	6,727,770	-	-	6,795,727	6,795,727
Comprehensive income						32,186,235
Comprehensive loss attributable to noncontolling interest	-	-	-	-	-	(8,545)	-
Comprehensive income attributable to Partnership	-	-	-	-	-	32,194,780	-
Balance at September 30, 2009	$330,080	17,012,928	$112,090,081	$(31,352,655)	$65,537	$81,133,043	$(10,062,080)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended,
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net (loss) income	$(2,038,703)	$25,390,508
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	3,868,105	4,646,940
Asset impairment charge - Weatherford	2,716,330	-
Non-cash loss on derivatives	564,773	721,811
Bond discount amortization	(362,243)	-
Gain on assets held for sale	-	(862,865)
Gain on early extinquishment of debt	(438,816)	-
Gain on sale of discontinued operations	-	(26,514,809)
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(2,646,580)	(649,696)
(Decrease) increase in other assets	(2,077,042)	(1,697,032)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(9,961)	4,443,786
Net cash provided by operating activities	(424,137)	5,478,643
Cash flows from investing activities:
Proceeds from sale of discontinued operations	-	32,000,000
Investment in other assets	(1,115,000)	-
Increase in restricted cash	(1,437,735)	(1,522,066)
Restricted cash - debt collateral (paid) released	(15,706,900)	8,529,161
Increase in restricted cash - Ohio sale	(2,684,876)	-
Capital expenditures	(880,626)	(1,472,674)
Acquisition of partnerships, net of cash acquired	-	(7,886,852)
Acquisition of asset held for sale	-	(2,649,991)
Proceeeds from assets held for sale	-	3,512,856
Transfer of cash to unconsolidated VIE upon deconsolidation	(88,949)	-
Transfer of cash from consolidated VIE upon consolidation	1,979	-
Acquisition of tax-exempt mortgage revenue bonds	(15,867,588)	(11,919,859)
Principal payments received on tax-exempt mortgage revenue bonds	349,149	138,000
Net cash (used) provided by investing activities	(37,430,546)	18,728,575
Cash flows from financing activities:
Distributions paid	(9,770,991)	(7,579,578)
Increase in liabilities related to restricted cash	1,437,735	1,522,066
Deferred financing costs	(3,725,103)	(550,912)
Proceeds from debt financing	95,810,000	50,000,000
Principal payments on debt financing and mortgage payable	(74,350,571)	(83,813,222)
Loan extension payment	(246,485)	-
Derivative settlements	-	(238,980)
Acquisition of interest rate cap agreements	(2,694,600)	(605,500)
Sale of Beneficial Unit Certificates	41,591,763	16,134,400
Net cash provided (used) by financing activities	48,051,748	(25,131,726)
Net increase (decrease) in cash and cash equivalents	10,197,065	(924,508)
Cash and cash equivalents at beginning of period, including cash and cash equivalents of discontinued operations of $0 and $164,866 respectively	17,280,535	7,361,140
Cash and cash equivalents at end of period	$27,477,600	$6,436,632

Cash paid during the period for interest	$2,981,247	$3,453,076
Liabilites assumed in the acquisition of partnerships	$-	$6,506,329
Distributions declared but not paid	$3,803,400	$2,942,034
Cash received for sale of MF Properties eliminated in consolidation (Note 5)	$16,192,000	$-
Cash paid for purchase of tax exempt bond eliminated in consolidation (Note 4)	$(18,313,000)	$-
Cash paid for taxable loan eliminated in consolidation (Note 5)	$(1,236,236)	$-

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

1.  Basis of Presentation

General

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

The consolidated financial statements of the “Company” reported in this Form 10-Q include the assets, liabilities and results of operations of the Partnership, its Consolidated Subsidiaries and six other consolidated entities in which the Partnership does not hold an ownership interest but which own multifamily apartment properties financed with tax-exempt bonds held by the Partnership and which are treated as variable interest entities ("VIEs") of which the Partnership has been determined to be the primary beneficiary (“Consolidated VIEs”).  The Consolidated Subsidiaries of the Partnership consist of:
•
ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to facilitate the new Tax Exempt Bond Securitization (“TEBS”) Financing with Freddie Mac – see Notes 4 and 8, and

•
Five multifamily apartments owned by various limited partnerships in which Partnership subsidiaries hold a 99% limited partner interest and three apartment properties which are subject to a sales agreement (the “MF Properties”) – see Note 5.

Stand alone financial information of the Partnership reported in this Form 10-Q includes only the assets and results of operations of the Partnership and its Consolidated Subsidiaries (hereafter the “Partnership”) without the Consolidated VIEs.  In the Company’s consolidated financial statements, all transactions and accounts between the Partnership, the Consolidated Subsidiaries and the Consolidated VIEs have been eliminated in consolidation.  The Partnership does not believe that the consolidation of VIEs for reporting under accounting principles generally accepted in the United States of America (“GAAP”) affects the Partnership’s status as a partnership for federal income tax purposes or the status of BUC holders as partners of the Partnership, the treatment of the tax-exempt bonds on the properties owned by Consolidated VIEs as debt, the tax exempt nature of the interest payments received on bonds secured by the properties owned by Consolidated VIEs or the manner in which the Partnership’s income is reported to BUC holders on IRS Form K-1.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The accompanying interim unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. These condensed consolidated financial statements and notes have been prepared consistently with the 2009 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2010, and the results of operations for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Consolidations

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

The revised accounting standard introduces a more qualitative approach to evaluating VIEs for consolidation and requires the Partnership to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE.  This analysis identifies the primary beneficiary, the entity that must consolidate the VIE, as the entity that has (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.  In adopting this revised accounting standard, the Partnership has re-evaluated all of its investments to determine if the property owners are VIEs and, if so, whether the Partnership is the primary beneficiary of the VIE.  ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE.  As a result, changes to the Consolidated VIEs may occur in the future based on changes in circumstances.  The accounting guidance on consolidations is complex and requires significant analysis and judgment.  The adoption of these provisions on January 1, 2010 resulted in the deconsolidation of certain entities previously included in the Company’s consolidated financial statements.  Through the continual reconsideration criteria, effective March 1, two additional entities determined to be VIEs are consolidated (see Note 3).

Accounting for the TEBS Financing

The Company has evaluated the accounting guidance in regard to the TEBS Financing (see Note 8) and has determined that the securitization transaction does not meet the accounting criteria for a sale or transfer of financial assets and will, therefore, be accounted for as a secured financing transaction.  More specifically, ASC Subtopic 860-10, Transfers and Servicing: Overall (ASC 860-10), sets forth the conditions that must be met to de-recognize a transferred financial asset.  ASC 860-10 provides, in part, that the transferor has surrendered control over transferred assets if and only if the transferor does not maintain effective control over the transferred assets through either of the following:

1.	An agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity,
2.	The ability to unilaterally cause the holder to return specific assets, other than through a cleanup call, or
3.
An agreement that permits the transferee to require the transferor to repurchase the transferred financial assets at a price that is so favorable to the transferee that it is probable that the transferee will require the transferor to repurchase them.

The TEBS Financing agreements contain certain provisions that allow the Company to (1) cause the return of certain individual bonds under defined circumstances, (2) cause the return of all of the bonds by electing an Optional Series Pool Release or (3) cause the return of any defaulted bonds.  The Optional Series Pool Release is defined in the agreements as two specific dates, September 15, 2017 or September 15, 2020, on which the Company has the option to repurchase all of the securitized bonds.  Given these terms, the Company has concluded that the condition in item 2 above is present in the agreements and, therefore, effective control over the transferred assets has not occurred.  As effective control has not been transferred the transaction does not meet the conditions to de-recognize the assets resulting in the TEBS Financing being presented on the Company consolidated financial statements as a secured financing.

In addition to evaluating the TEBS Financing as a sale or transfer of financial assets, we have evaluated the securitization trust associated with the TEBS Financing (the “TEBS Trust”) under the provisions of ASC 810.  As part of the TEBS Financing certain bond assets of the Partnership were securitized into the TEBS Trust with Freddie Mac.  The TEBS Trust then issued Class A and B TEBS Certificates.  The Partnership has determined that the TEBS Trust is a VIE and the Class B Certificates owned by the Partnership create a variable interest in the TEBS Trust.

In determining the primary beneficiary of the TEBS Trust, the Partnership considered the activities of the VIE which most significantly impact the VIEs economic performance, who has the power to control such activities, the risks which the entity was designed to create, the variability associated with those risks and the interests which absorb such variability.  The Partnership has retained the right, pursuant to the TEBS Financing agreements, to either substitute or reacquire some or all of the securitized bonds at various future dates and under various circumstances.  As a result, the Partnership determined it had retained a controlling financial interest in the TEBS Trust because such actions effectively provide the Partnership with the ability to control decisions pertaining to the VIEs management of interest rate and credit risk.  While in the TEBS Trust, the bond assets may only be used to settle obligations of the trust and the liabilities of the trust do not provide the Class A certificate holders with recourse to the general credit of the Partnership.  The Partnership also considered the related party relationship of the entities involved in the VIE.  It was determined that the Partnership met both of the primary beneficiary criteria and was the most closely associated with the VIE and, therefore, was determined to be the primary beneficiary.

Given these accounting determinations, the TEBS Financing and the associated TEBS Trust are presented as a secured financing on the ATAX TEBS I, LLC balance sheet and all activities associated with the TEBS Financing are presented with the results of the ATAX TEBS I, LLC operations.  As noted above, ATAX TEBS I, LLC is a Consolidated Subsidiary of the Partnership.

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

During June 2010, the Company completed a sales transaction whereby four of the MF Properties, the Ohio Properties, were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity (See Note 5).  The new owners did not contribute any capital to the transaction and the Company has effectively provided 100% of the capital structure to the new owners as part of the sale transaction.  Pursuant to ASC 360-20, Property, Plant, and Equipment - Real Estate Sales, ("ASC 360-20"), the sale and restructure does not meet the criteria for treatment as a sale.  As such, the Company will continue to consolidate the Ohio Properties as if the sale was not completed.  The properties will continue to be presented as MF Properties and no gain will be recognized until such time as the transaction can be accounted for as a sale.  Although the operating results of the Ohio Properties continue to be presented as MF Properties, the net income or loss attributable to these properties is presented as income or loss attributable to non-controlling interests.  Under the sales agreement, the Ohio properties were sold for a total purchase price of $16.2 million.  Cash received by the selling limited partnerships as part of the sale transaction represents a deferred gain on the sale transaction of approximately $1.8 million.  As the deferred gain on the transaction represents cash paid to the Company and no on-going legal obligations related to the Ohio Properties or potential obligation to repay any amounts exists, the deferred gain represents income from a tax perspective and Cash Available for Distribution.  This gain met the definition of Net Residual Proceeds representing contingent interest (Tier 2 income) and was therefore distributed 75% to the BUC holders and 25% to the General Partner.  The accounting treatment under GAAP combined with the distribution of Tier 2 income under the Agreement of Limited Partnership results in a negative balance in the capital account of the General Partner as of September 30, 2010.  The negative balance will reverse when the deferred gain is able to be recognized under GAAP which would result in a consistent treatment of the transaction between tax accounting, the allocations of income and distributions as outline in the Agreement of Limited Partnership and GAAP.

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

3.  Variable Interest Entities

The Partnership invests in federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  The Partnership owns 100% of these bonds and each bond is secured by a first mortgage on the property.  The Partnership has also made taxable loans to the property owners in certain cases which are secured by second mortgages on these properties.  Although each multifamily property financed with tax-exempt mortgage bonds held by the Partnership is owned by a separate entity in which the Partnership has no equity ownership interest, the debt financing provided by the Partnership creates a variable interest in these ownership entities that may require the Partnership to report the assets, liabilities and results of operations of these entities on a consolidated basis under GAAP.

The Partnership has determined that, as of January 1, 2010, six of the entities financed by tax-exempt bonds owned by the Partnership were held by VIEs.  These VIEs are Ashley Square, Bent Tree, Cross Creek, Fairmont Oaks, Iona Lakes and Lake Forest.   Additionally, in January 2010, the Partnership issued a Notice of Default on two bond holdings, Residences at DeCordova ("DeCordova") (formerly known as ("f/k/a") The Gardens of DeCordova) and Residences at Weatherford ("Weatherford") (f/k/a The Gardens of Weatherford), and began foreclosure procedures. The foreclosure on these bonds was completed in March 2010.  Simultaneous with the foreclosure, the properties were acquired through the assumption of liabilities by new ownership and the tax-exempt mortgage revenue bonds owned by the Partnership became the obligations of the new owners.  Prior to the foreclosure and ownership transfer the owners of these properties were not considered VIEs.  Based on the foreclosures and the lack of sufficient equity investment at risk by the new owners, these entities were determined to be Consolidated VIEs in March 2010.

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

Under the prior consolidation standards the Partnership consolidated Ashley Square, Bent Tree, Cross Creek, Fairmont Oaks, Iona Lakes and Lake Forest as it held the majority of the variable interests in these VIEs.  Under the revised standards, the Partnership has determined that it is the primary beneficiary of four of these VIEs; Bent Tree, Fairmont Oaks, Iona Lakes and Lake Forest and has continued to consolidate these entities.  As a result of adopting the new guidance on January 1, 2010, the Partnership no longer reports Ashley Square and Cross Creek on a consolidated basis.

The following is a discussion of the significant judgments and assumptions made by the Partnership in determining the primary beneficiary of the VIE and, therefore, whether the Partnership must consolidate the VIE.

Consolidated VIEs

The Partnership has determined it is the primary beneficiary of the Bent Tree, Fairmont Oaks, Iona Lakes, Lake Forest, DeCordova and Weatherford VIEs.  The capital structure of each of these VIEs consists of senior debt, subordinated debt and equity capital.  The senior debt is in the form of a tax-exempt multifamily housing mortgage revenue bond and accounts for the majority of the VIEs' total capital. As the bondholder, the Partnership is entitled to principal and interest payments and has certain protective rights as established by the bond documents.  The equity ownership in four of these entities, Bent Tree, Fairmont Oaks, Iona Lake and Lake Forest, is ultimately held by corporations which are owned by four individuals, three of which are related parties.  Additionally, each of these properties is managed by an affiliate of the Partnership, America First Properties Management Company, LLC (“Properties Management”) which is an affiliate of Burlington.

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

As noted above, the Partnership foreclosed on the bonds secured by DeCordova and Weatherford in March 2010.  The following is a discussion of the circumstances related to the DeCordova and Weatherford properties.

Residences at DeCordova. This property is a senior (55+) affordable housing project located in Granbury, Texas in the Dallas-Fort Worth area.  Construction was completed in April 2009 and lease-up continues, however, the property has not yet reached stabilization which is defined in the bond documents as the generation of a 1.15:1 debt service coverage ratio for six straight months.  In January 2010, the Partnership issued a Notice of Default through the bond trustee to begin foreclosure procedures in order to remove the limited partner. Such notice was issued in February 2010 and the foreclosure was completed in March 2010. Through this process the Partnership has removed the limited partner which will allow the property owner to “re-syndicate” the low income housing tax credits (“LIHTCs”) to a new limited partner thereby providing additional capital to the project. The Partnership believes that, if this can be accomplished, such new equity would be sufficient to allow for the current bonds to remain in place and operations be funded through an extended lease-up period. Until such time as additional capital, through the re-syndication of the LIHTCs, is contributed, the full impact of these developments will not be known.  At the request of the Partnership, in April 2010, the property owner reduced the number of units set aside for affordable tenants to 60% and began leasing 30 units to market rate tenants.  As of September 30, 2010, the property had 50 units leased out of total available units of 76, or approximately 66% physical occupancy and an additional eight leases are pending.  As of December 31, 2009, the property had 31 units leased out of total available units of 76, or 41% physical occupancy.  Based on the level of leasing activity resulting from the change in the mix of affordable and market rate tenants, the Partnership continues to believe that DeCordova is capable of reaching stabilization

Residences at Weatherford. Residences at Weatherford are currently under construction and will contain 76 units upon completion. This property is a senior (55+) affordable housing project located in Weatherford, Texas in the Dallas-Fort Worth area. At this time infrastructure construction activities have been substantially completed but no construction has begun on the actual apartment buildings.  In January 2010, the Partnership issued a Notice of Default through the bond trustee and began foreclosure procedures to remove the limited partner. Such notice was issued in February 2010 and the foreclosure was completed in March 2010. Through this process the Partnership has removed the limited partner which will allow the property owner to recapitalize the property by pursuing an alternative plan of financing.  Specifically, the Partnership has worked with the general partner of the owner to identify available Tax Credit Assistance Program (“TCAP”) funding through application to the Texas Department of Housing and Community Affairs (“TDHCA”). In March 2010, a TCAP Written Agreement with TDHCA was approved and entered into which committed TCAP funds to the project pending the completion of formal agreements.  Formal agreements and funding were originally expected to be completed in the second quarter of 2010, however, the process has been delayed due to the large number of transactions involving TDHCA to be closed.  During the delay, TDHCA identified certain issues in funding and compliance with other projects in which the General Partner of Residences at Weatherford is involved.  As a result of these issues, in October 2010, TDHCA issued a Notice of Termination of TCAP Funding to the General Partner.  Together with the General Partner, the Company has appealed the termination and will meet with the TDHCA Board in November 2010.  Based on the termination notice, the Company has determined that the property fixed assets of Residences at Weatherford and the associated tax-exempt mortgage revenue bond which is eliminated in consolidation are impaired.  As of September 30, 2010 the property fixed assets, consisting of land and land improvements, and the associated tax-exempt mortgage revenue bond owned by the Partnership have been written down.  The resulting impairment charge of approximately $2.7 million is attributable to the BUC holders.  Should the appeal related to the TCAP Funding not be successful, the Company expects to foreclose on the current ownership and would seek to liquidate all assets of Weatherford.

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

The following tables presents information regarding the carrying value and classification of the assets held by the Partnership as of September 30, 2010, which constitute a variable interest in Ashley Square and Cross Creek.

	Balance Sheet	Carrying	Maximum Exposure
	Classification	Value	to Loss
Ashley Square Apartments
Tax Exempt Mortgage Revenue Bond	Bond Investment	$4,863,899	$5,368,000
Property Loan	Other Asset	1,510,000	5,682,313
		$6,373,899	$11,050,313

Cross Creek Apartments
Tax Exempt Mortgage Revenue Bond	Bond Investment	$7,540,873	$5,733,061
Property Loans	Other Asset	3,112,754	3,112,754
		$10,653,627	$8,845,815

The tax exempt mortgage revenue bonds are classified on the balance sheet as available for sale investments and are carried at fair value while property loans are presented on the balance sheet as other assets and are carried at the unpaid principal and interest less any loan loss reserves.  See Footnote 4 for additional information regarding the bonds and Footnote 6 for additional information regarding the property loans.  The maximum exposure to loss for the bonds is equal to the unpaid principal balance as of September 30, 2010.  The difference between the carrying value and the maximum exposure to loss is a function of the fair value of the bond.  The maximum exposure to loss for the property loans is equal to the unpaid principal and interest.  The difference between the carrying value and the maximum exposure is the value of loss reserves that have been previously recorded against the outstanding loan balances.

The following tables present the effects of the consolidation of the Consolidated VIEs on the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

Condensed Consolidating Balance Sheets as of September 30, 2010 and December 31, 2009:

	Partnership as of September 30, 2010 (1)	Consolidated VIEs as of September 30, 2010	Consolidation -Elimination as of September 30, 2010	Total as of September 30, 2010
Assets
Cash and cash equivalents	$27,373,787	$103,813	$-	$27,477,600
Restricted cash	21,701,994	5,332,656	-	27,034,650
Interest receivable	10,250,365	-	(5,674,410)	4,575,955
Tax-exempt mortgage revenue bonds held in trust	99,869,808	-	(22,794,001)	77,075,807
Tax-exempt mortgage revenue bonds	38,880,759	-	(21,711,723)	17,169,036
Real estate assets:
Land	6,736,351	6,208,850	-	12,945,201
Buildings and improvements	37,642,928	53,213,063	-	90,855,991
Real estate assets before accumulated depreciation	44,379,279	59,421,913	-	103,801,192
Accumulated depreciation	(4,766,750)	(17,671,367)	-	(22,438,117)
Net real estate assets	39,612,529	41,750,546	-	81,363,075
Other assets	32,443,219	1,106,788	(18,188,625)	15,361,382
Total Assets	$270,132,461	$48,293,803	$(68,368,759)	$250,057,505

Liabilities
Accounts payable, accrued expenses and other	$1,399,251	$38,283,997	$(36,241,742)	$3,441,506
Distribution payable	3,803,399	-	-	3,803,399
Debt financing	95,810,000	-	-	95,810,000
Mortgage payable	10,690,800	50,210,000	(50,210,000)	10,690,800
Total Liabilities	111,703,450	88,493,997	(86,451,742)	113,745,705
Partners' Capital
General Partner	(198,102)	-	-	(198,102)
Beneficial Unit Certificate holders	159,309,694	-	10,796,317	170,106,011
Unallocated deficit of Consolidated VIEs	-	(40,200,194)	7,286,666	(32,913,528)
Total Partners' Capital	159,111,592	(40,200,194)	18,082,983	136,994,381
Noncontrolling interest	(682,581)	-	-	(682,581)
Total Capital	158,429,011	(40,200,194)	18,082,983	136,311,800
Total Liabilities and Partners' Capital	$270,132,461	$48,293,803	$(68,368,759)	$250,057,505

(1) Includes TEBS Financing – see Notes 1 and 8

	Partnership as of December 31, 2009	Consolidated VIEs as of December 31, 2009	Consolidation -Elimination as of December 31, 2009	Total as of December 31, 2009
Assets
Cash and cash equivalents	$17,009,418	$271,117	$-	$17,280,535
Restricted cash	3,137,244	2,139,973	-	5,277,217
Interest receivable	6,075,991	-	(5,082,810)	993,181
Tax-exempt mortgage revenue bonds	125,703,198	-	(56,303,435)	69,399,763
Real estate assets:
Land	6,736,351	6,667,304	-	13,403,655
Buildings and improvements	37,375,063	65,512,057	(2,631,341)	100,255,779
Real estate assets before accumulated depreciation	44,111,414	72,179,361	(2,631,341)	113,659,434
Accumulated depreciation	(3,324,801)	(18,543,740)	-	(21,868,541)
Net real estate assets	40,786,613	53,635,621	(2,631,341)	91,790,893
Other assets	19,843,456	1,714,940	(15,529,265)	6,029,131
Total Assets	$212,555,920	$57,761,651	$(79,546,851)	$190,770,720

Liabilities and Owners' Equity
Accounts payable, accrued expenses and other	$1,618,741	$41,691,171	$(39,378,064)	$3,931,848
Distribution Payable	2,757,945	-	-	2,757,945
Debt financing	55,363,333	-	-	55,363,333
Mortgage payable	30,116,854	57,764,026	(57,764,026)	30,116,854
Total Liabilities	89,856,873	99,455,197	(97,142,090)	92,169,980
Partners' Capital
General Partner	271,051	-	-	271,051
Beneficial Unit Certificate holders	122,365,491	-	8,117,390	130,482,881
Unallocated deficit of Consolidated VIEs	-	(41,693,546)	9,477,849	(32,215,697)
Total Partners' Capital	122,636,542	(41,693,546)	17,595,239	98,538,235
Noncontrolling interest	62,505	-	-	62,505
Total Capital	122,699,047	(41,693,546)	17,595,239	98,600,740
Total Liabilities and Partners' Capital	$212,555,920	$57,761,651	$(79,546,851)	$190,770,720

Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2010 and 2009:

	Partnership For the Three Months Ended September 30, 2010 (1)	Consolidated VIEs For the Three Months Ended September 30, 2010	Consolidation-Elimination For the Three Months Ended September 30, 2010	Total For the Three Months Ended September 30, 2010

Revenues:
Property revenues	$1,818,580	$1,879,601	$-	$3,698,181
Mortgage revenue bond investment income	2,895,218	-	(884,159)	2,011,059
Other income	112,400	-	-	112,400
Total Revenues	4,826,198	1,879,601	(884,159)	5,821,640
Expenses:
Real estate operating (exclusive of items shown below)	1,002,705	1,279,442	-	2,282,147
Asset impairment charge - Weatherford	2,716,330	2,767,070	(2,767,070)	2,716,330
Depreciation and amortization	852,523	591,579	(13,255)	1,430,847
Interest	1,184,293	1,414,558	(1,414,558)	1,184,293
General and administrative	637,624	-	-	637,624
Total Expenses	6,393,475	6,052,649	(4,194,883)	8,251,241
Net income (loss)	(1,567,277)	(4,173,048)	3,310,724	(2,429,601)
Less: net loss attributable to noncontrolling interest	221,878	-	-	221,878
Net income (loss) - America First Tax Exempt Investors, L. P.	$(1,345,399)	$(4,173,048)	$3,310,724	$(2,207,723)

	Partnership For the Three Months Ended September 30, 2009	Consolidated VIEs For the Three Months Ended September 30, 2009	Consolidation-Elimination For the Three Months Ended September 30, 2009	Total For the Three Months Ended September 30, 2009

Revenues:
Property revenues	$1,812,213	$2,059,866	$-	$3,872,079
Mortgage revenue bond investment income	2,051,262	-	(1,031,292)	1,019,970
Gain on sale of assets held for sale	862,865	-	-	862,865
Other income	22,587	-	-	22,587
Total Revenues	4,748,927	2,059,866	(1,031,292)	5,777,501
Expenses:
Real estate operating (exclusive of items shown below)	1,015,334	1,599,679	-	2,615,013
Depreciation and amortization	709,665	691,101	(13,734)	1,387,032
Interest	1,062,181	1,759,337	(1,759,337)	1,062,181
General and administrative	508,647	-	-	508,647
Total Expenses	3,295,827	4,050,117	(1,773,071)	5,572,873
Net income (loss)	1,453,100	(1,990,251)	741,779	204,628
Less: net loss attributable to noncontrolling interest	1,721	-	-	1,721
Net income (loss) - America First Tax Exempt Investors, L. P.	$1,454,821	$(1,990,251)	$741,779	$206,349

(1) Includes TEBS Financing – see Notes 1 and 8

	Partnership For the Nine Months Ended September 30, 2010 (1)	Consolidated VIEs For the Nine Months Ended September 30, 2010	Consolidation-Elimination For the Nine Months Ended September 30, 2010	Total For the Nine Months Ended September 30, 2010

Revenues:
Property revenues	$5,401,098	$5,547,385	$-	$10,948,483
Mortgage revenue bond investment income	7,638,730	-	(2,608,787)	5,029,943
Gain on early extinguishment of debt	438,816	-	-	438,816
Other income	335,260	-	(10,034)	325,226
Total Revenues	13,813,904	5,547,385	(2,618,821)	16,742,468
Expenses:
Real estate operating (exclusive of items shown below)	3,750,640	3,680,124	-	7,430,764
Asset impairment charge - Weatherford	2,716,330	2,767,070	(2,767,070)	2,716,330
Depreciation and amortization	2,185,546	1,723,675	(41,116)	3,868,105
Interest	3,029,572	4,171,503	(4,171,503)	3,029,572
General and administrative	1,736,400	-	-	1,736,400
Total Expenses	13,418,488	12,342,372	(6,979,689)	18,781,171
Net income (loss)	395,416	(6,794,987)	4,360,868	(2,038,703)
Less: net loss attributable to noncontrolling interest	745,086	-	-	745,086
Net income (loss) - America First Tax Exempt Investors, L. P.	$1,140,502	$(6,794,987)	$4,360,868	$(1,293,617)

	Partnership For the Nine Months Ended September 30, 2009	Consolidated VIEs For the Nine Months Ended September 30, 2009	Consolidation-Elimination For the Nine Months Ended September 30, 2009	Total For the Nine Months Ended September 30, 2009

Revenues:
Property revenues	$5,283,154	$6,243,440	$-	$11,526,594
Mortgage revenue bond investment income	8,821,346	-	(5,798,481)	3,022,865
Gain on sale of assets held for sale	862,865	-	-	862,865
Other income (loss)	(53,014)	-	127,495	74,481
Total Revenues	14,914,351	6,243,440	(5,670,986)	15,486,805
Expenses:
Real estate operating (exclusive of items shown below)	3,092,047	4,463,875	-	7,555,922
Property loan loss	294,999	-	(294,999)	-
Depreciation and amortization	2,786,053	1,902,810	(41,923)	4,646,940
Interest	3,299,933	4,908,757	(4,990,311)	3,218,379
General and administrative	1,409,810	-	-	1,409,810
Total Expenses	10,882,842	11,275,442	(5,327,233)	16,831,051
Income (loss) from continuing operations	4,031,509	(5,032,002)	(343,753)	(1,344,246)
Income (loss) from discontinued operations	-	34,786,445	(8,051,691)	26,734,754
Net income (loss)	4,031,509	29,754,443	(8,395,444)	25,390,508
Less: net loss attributable to noncontrolling interest	8,545	-	-	8,545
Net income - America First Tax Exempt Investors, L. P.	$4,040,054	$29,754,443	$(8,395,444)	$25,399,053

(1) Includes TEBS Financing – see Notes 1 and 8

4.  Investments in Tax-Exempt Bonds

The tax-exempt mortgage revenue bonds owned by the Company have been issued to provide construction and/or permanent financing of multifamily residential properties and do not include the tax-exempt bonds issued with respect to properties owned by Consolidated VIEs or the Ohio Properties presented as MF Properties (See Note 5). The Company had the following investments in tax-exempt mortgage revenue bonds as of dates shown:

	September 30, 2010
Description of Tax-Exempt Mortgage Revenue Bonds Held in Trust	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Ashley Square (1)	$5,368,000	$-	$(504,101)	$4,863,899
Bella Vista (1)	6,695,000	-	(781,641)	5,913,359
Bridle Ridge (1)	7,865,000	-	(819,218)	7,045,782
Brookstone (1)	7,412,342	614,282	-	8,026,624
Cross Creek (1)	5,901,143	1,639,730	-	7,540,873
Lost Creek (1)	15,898,164	1,295,736	-	17,193,900
Runnymede (1)	10,790,000	-	(924,703)	9,865,297
Southpark (1)	12,000,339	692,523	-	12,692,862
Woodlynn Village (1)	4,536,000	-	(602,789)	3,933,211
Tax-exempt mortgage revenue bonds held in trust	$76,465,988	$4,242,271	$(3,632,452)	$77,075,807

	September 30, 2010
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Clarkson College	$5,861,665	$-	$(506,476)	$5,355,189
Woodland Park	15,662,000	-	(3,848,153)	11,813,847
Tax-exempt mortgage revenue bonds	$21,523,665	$-	$(4,354,629)	$17,169,036

	December 31, 2009
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Bella Vista	$6,740,000	$-	$(946,161)	$5,793,839
Bridle Ridge	7,885,000	-	(1,143,404)	6,741,596
Brookstone	7,351,469	379,508	-	7,730,977
Clarkson College	5,936,665	-	(620,670)	5,315,995
Gardens of DeCordova	4,853,000	-	(1,302,060)	3,550,940
Gardens of Weatherford	4,686,000	-	(1,450,223)	3,235,777
Runnymede	10,825,000	-	(1,385,383)	9,439,617
Southpark	11,919,860	427,699	-	12,347,559
Woodland Park	15,662,000	-	(4,210,416)	11,451,584
Woodlynn Village	4,550,000	-	(758,121)	3,791,879
Tax-exempt mortgage revenue bonds	$80,408,994	$807,207	$(11,816,438)	$69,399,763

 Bonds owned by ATAX TEBS I, LLC, see Note 8

Valuation - As all of the Company’s investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  Due to the limited market for the tax-exempt bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the bonds.  There is no active trading market for the bonds and price quotes for the bonds are not generally available.  As of September 30, 2010, all of the Company’s tax-exempt mortgage revenue bonds were valued using discounted cash flow and yield to maturity analyses performed by management.  Management’s valuation encompasses judgment in its application.  The key assumption in management’s yield to maturity analysis is the range of effective yields on the individual bonds.  At September 30, 2010, the range of effective yields on the individual bonds was 6.7% to 8.6%.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these bonds.  Assuming an immediate 10 percent adverse change in the key assumption, the effective yields on the individual bonds would increase to a range of 7.3% to 9.5% and would result in additional unrealized losses on the bond portfolio of approximately $7.6 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  Pricing services, broker quotes and management’s analyses provide indicative pricing only.

Unrealized gains or losses on these tax-exempt bonds are recorded in accumulated other comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. As of September 30, 2010, all of the current bond investments except the Ashley Square, Brookstone, Cross Creek, Lost Creek, and South Park investments have been in an unrealized loss position for greater than twelve months.  The Company has reviewed each of its mortgage revenue bonds for impairment. Based upon this evaluation, the current unrealized losses on the bonds are considered to be temporary.  Although valuations have generally improved during 2010, if the credit and capital markets would deteriorate, the Company experiences deterioration in the values of its investment portfolio or if the Company’s intent and ability to hold certain bonds changes, the Company may incur impairments to its investment portfolio which could negatively impact the Company’s financial condition, cash flows, and reported earnings.

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

In June 2010, the Company completed a sales transaction whereby four of the MF Properties, Crescent Village, Post Woods (I and II) and Willow Bend apartments in Ohio (the “Ohio Properties”), were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity.  The Company acquired 100% of the $18.3 million tax-exempt mortgage revenue bonds issued by the Ohio Housing Finance Agency as part of a plan of financing for the acquisition and rehabilitation of the Ohio Properties.  The tax-exempt mortgage bonds secured by the Ohio Properties were acquired by the Company at par and consisted of two series. The Series A bond has a par value of $14.7 million and bears interest at an annual rate of 7.0%. The Series B bond has a par value of $3.6 million and bears interest at an annual interest rate of 10.0%. Both series of bonds mature in June 2050. The Company had previously acquired a 99% interest in the Ohio Properties as part of its strategy of acquiring existing multifamily apartment properties that it expects will be partially financed with new tax-exempt mortgage bonds at the time the properties become eligible for the issuance of additional low-income housing tax credits. In addition to the new tax-exempt bonds acquired by the Company, the plan of financing for the acquisition included other subordinated debt issued by the Company.  The new owners ultimately plan to sell limited partnership interests in the properties and syndicate LIHTCs as part of the overall plan of finance. The new owners have not contributed any capital to the transaction and the Company has effectively provided 100% of the capital structure to the new owners as part of the sale transaction.  Pursuant to ASC 360-20, Property, Plant, and Equipment - Real Estate Sales, ("ASC 360-20"), the sale and restructure does not meet the criteria for treatment as a sale.  ASC 360-20 requires sufficient equity capital as part of a sales transaction to indicate a commitment from the buyer (typically a minimum of 3 to 5% investment by the new owners).  As the buyer has no equity capital in this transaction and the property operations are the current support for the debt service, the Company, in substance, remains the owner for accounting purposes.  As such, the Company will continue to consolidate the Ohio Properties as if the sale was not completed.  Under the sales agreement, the Ohio properties were sold for a total purchase price of $16.2 million.  Cash received by the selling limited partnerships as part of the sale transaction represents a gain on the sale transaction of approximately $1.8 million.  The properties will continue to be presented as MF Properties and no gain will be recognized until such time as the transaction can be accounted for as a sale (See Note 5).

In November 2010, the Company acquired the tax-exempt mortgage revenue bond for a 250 unit multi-family apartment complex in Humble, Texas (Houston) known as Autumn Pines for approximately $12.4 million which represented 100% of the bond issuance. The bond par value is $13.4 million with an annual interest rate of 5.8%. The bond purchase price results in a yield to maturity of approximately 7.0% per annum. The bond matures in October 2046.

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

Woodland Park. Woodland Park was completed in November 2008, but remains in its initial lease-up phase and has not yet reached stabilization which is defined in the bond documents as the generation of a 1.15:1 debt service coverage ratio for six straight months.  Additionally, there were insufficient funds on deposit with the bond trustee to make the debt service payment of approximately $452,000 on the bonds which was due on May 3, 2010 and the property owner did not provide additional capital to fund the shortfall.  As a result, a payment default on the bonds has occurred.  In order to protect its investment the Partnership has issued a formal notice of default through the bond trustee and has started the foreclosure process.  The foreclosure process is expected to take several months to complete.  The Partnership would expect to remove and replace the general and limited partners of the property owner through foreclosure.  This action would allow a new property owner to re-syndicate the LIHTCs associated with this property.  If these LIHTCs can be successfully re-syndicated, it will provide additional capital to the project which can be used to support debt service payments on the tax-exempt mortgage revenue bonds until property operations improve to the point that sufficient cash is generated to pay any past due amounts on the bonds as well as ongoing debt service.  If the re-syndication of LIHTCs is not successful, the Partnership may pursue other options including making additional taxable loans to the property or completing the foreclosure process and taking direct ownership of the property.  The Partnership believes that the most significant issue in the slow lease-up of the property and its failure to achieve stabilization has been the 100% set aside of the rental units for tenants that make less than 60% of the area median income. At the request of the Partnership, in April 2010, the property owner reduced the number of units set aside for affordable tenants to 75% and began leasing 59 units to market rate tenants. Additionally, the property owner has agreed that, if needed to stabilize the property, it would further reduce the units set aside for affordable tenants to 60% thereby making an additional 35 units available to market rate tenants.  As of December 31, 2009, the property had 116 units leased out of total available units of 236, or 49% physical occupancy.  As of September 30, 2010, occupancy has increased to 187 units, or 79% physical occupancy, and an additional eleven leases are pending.  Based on the level of leasing activity resulting from the change in the mix of affordable and market rate tenants, the Partnership continues to believe that Woodland is capable of reaching stabilization.

The Partnership has evaluated the Woodland Park bonds for an other-than-temporary decline in value as of September 30, 2010.  Based on this evaluation, the Partnership concluded that no other-than-temporary impairment of these bonds existed at September 30, 2010.  The payment default and pending foreclosure were considered in the evaluation.

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

In June 2010, the Company completed a sales transaction whereby four of the MF Properties, the Ohio Properties, were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity.  The Company acquired 100% of the $18.3 million tax-exempt mortgage revenue bonds issued by the Ohio Housing Finance Agency as part of a plan of financing for the acquisition and rehabilitation of the Ohio Properties. The tax-exempt mortgage bonds secured by the Ohio Properties were acquired at par and consisted of two series. The Series A bond has a par value of $14.7 million and bears interest at an annual rate of 7.0%. The Series B bond has a par value of $3.6 million and bears interest at an annual interest rate of 10.0%.  In addition to the new tax-exempt bonds acquired by the Company, the plan of financing for the acquisition included other subordinated debt issued by the Company.  The new owners ultimately plan to sell limited partnership interests in the properties and syndicate LIHTCs as part of the overall plan of finance. The new owners have not contributed any capital to the transaction and the Company has effectively provided 100% of the capital structure to the new owners as part of the sale transaction.  Pursuant to ASC 360-20, Property, Plant, and Equipment - Real Estate Sales, ("ASC 360-20"), the sale and restructure does not meet the criteria for treatment as a sale.  ASC 360-20 requires sufficient equity capital as part of a sales transaction to indicate a commitment from the buyer (typically a minimum of 3 to 5%).  As the buyer has no equity capital in this transaction and the property operations are the current support for the debt service, the Company, in substance, remains the owner.  As such, the Company will continue to consolidate the Ohio Properties as if the sale was not completed.  Under the sales agreement, the Ohio properties were sold for a total purchase price of $16.2 million.  Cash received by the selling limited partnerships as part of the sale transaction represents a deferred gain on the sale transaction of approximately $1.8 million.  The properties will continue to be presented as MF Properties and no gain will be recognized until such time as the transaction can be accounted for as a sale.

MF Properties
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at September 30, 2010
Eagle Ridge	Erlanger, KY	64	$290,763	$2,444,055	$2,734,818
Meadowview	Highland Heights, KY	118	703,936	4,994,492	5,698,428
Churchland	Chesapeake, VA	124	1,171,146	6,340,315	7,511,461
Glynn Place	Brunswick, GA	128	743,996	4,618,453	5,362,449
Greens of Pine Glen	Durham, NC	168	1,744,760	5,186,368	6,931,128
					28,238,284
Less accumulated depreciation (depreciation expense of approximately $965,000 for the first three quarters of 2010)					(2,771,543)
Balance at September 30, 2010					$25,466,741
MF Properties Subject to Sales Agreement
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at September 30, 2010
Crescent Village	Cincinnati, OH	90	$353,117	$4,376,207	$4,729,324
Willow Bend	Hilliard, OH	92	580,130	3,063,599	3,643,729
Postwoods	Reynoldsburg, OH	180	1,148,504	6,619,438	7,767,942
					16,140,995
Less accumulated depreciation (depreciation expense of approximately $477,000 for the first three quarters of 2010)					(1,995,207)
Balance at September 30, 2010					$14,145,788

MF Properties
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2009
Eagle Ridge	Erlanger, KY	64	$290,763	$2,431,975	$2,722,738
Meadowview	Highland Heights, KY	118	703,936	4,961,618	5,665,554
Crescent Village	Cincinnati, OH	90	353,117	4,344,981	4,698,098
Willow Bend	Hilliard, OH	92	580,130	3,029,928	3,610,058
Postwoods	Reynoldsburg, OH	180	1,148,504	6,587,724	7,736,228
Churchland	Chesapeake, VA	124	1,171,146	6,298,605	7,469,751
Glynn Place	Brunswick, GA	128	743,996	4,572,850	5,316,846
Greens of Pine Glen	Durham, NC	168	1,744,760	5,147,383	6,892,143
					44,111,416
Less accumulated depreciation (depreciation expense of approximately $1.8 million in 2009)					(3,324,801)
Balance at December 31, 2009					$40,786,615

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

The Company consolidated the following properties owned by Consolidated VIEs in continuing operations as of September 30, 2010 and December 31, 2009:

Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at September 30, 2010
Bent Tree Apartments	Columbia, SC	232	$986,000	$11,576,762	$12,562,762
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,376,411	9,226,811
Residences at DeCordova	Granbury, TX	76	527,436	4,760,479	5,287,915
Residences at Weatherford	Weatherford, TX	76	533,000	-	533,000
Iona Lakes Apartments	Ft. Myers, FL	350	1,900,000	17,446,986	19,346,986
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	11,067,639	12,464,439
					59,421,913
Less accumulated depreciation (depreciation expense of approximately $1.7 million for the first three quarters of 2010)					(17,671,367)
					$41,750,546

Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2009
Ashley Square	Des Moines, IA	144	$650,000	$7,602,048	$8,252,048
Bent Tree Apartments	Columbia, SC	232	986,000	11,484,397	12,470,397
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,285,551	9,135,951
Iona Lakes Apartments	Ft. Myers, FL	350	1,900,000	17,269,181	19,169,181
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	10,990,328	12,387,128
Cross Creek Apartments	Beaufort, SC	144	844,103	7,289,210	8,133,313
					69,548,018
Less accumulated depreciation (depreciation expense of approximately $2.6 million in 2009)					(18,543,740)
					$51,004,278

6. Other Assets

The Company had the following Other Assets as of dates shown:

	September 30, 2010	December 31, 2009
Property loans receivable	$15,951,075	$4,303,941
Less: Allowance for property loans	(9,223,689)	(735,719)
Judgment receivable	710,690	713,543
Less: Allowance for judgment receivable	(700,000)	(700,000)
Deferred financing costs - net	4,142,788	757,174
Fair value of derivative contracts	2,270,334	140,507
Other assets	2,210,183	1,549,685
Total Other Assets	$15,361,381	$6,029,131

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

The changes in the Property loans receivable and Allowance for property loans is mainly the result of the deconsolidation of the Ashley Square and Cross Creek VIEs as discussed above.  The increase in deferred financing costs is due to the closing of the TEBS Financing.  The deferred financing costs associated with the TEBS Financing are being amortized over 7 years (see Note 8).

7.  Discontinued Operations

In February 2009, the tax-exempt mortgage revenue bonds secured by Ashley Pointe at Eagle Crest in Evansville, Indiana, Woodbridge Apartment of Bloomington III in Bloomington, Indiana, and Woodbridge Apartments of Louisville II in Louisville, Kentucky were redeemed.  The properties financed by these redeemed mortgage revenue bonds were required to be consolidated into the Company’s financial statements as VIEs under the accounting guidance on consolidations. During the fourth quarter of 2008, these VIEs met the criteria for discontinued operations under the ASC on property, plant, and equipment and they were classified as such in the consolidated financial statements for all periods presented. In order to properly reflect the transaction under the ASC on consolidations, the Company recorded the redemption of the bonds as a sale of the properties as though they were owned by the Company.  The transaction was completed for a total purchase price of $32.0 million resulting in a gain on sale for GAAP reporting to the Company of approximately $26.5 million.  The redemption of the bonds did not result in a taxable gain to the Partnership.  The redeemed bonds were collateral on the Company’s then existing debt financing facility.  As of the closing date of the redemption, the Company placed $23.6 million on deposit with Bank of America as replacement collateral for the TOB Facility.  This restricted cash was released to the Partnership in June 2009 when the existing debt financing facility was collapsed and the Company entered into a term loan agreement with Bank of America described in Note 8.

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

There were no assets and liabilities related to discontinued operations as of September 30, 2010 and December 31, 2009. There were no revenues and expenses to report for the three months ended September 30, 2010 and 2009, respectively.  There was no income or expenses to report for the nine months ended September 30, 2010. For the same period in 2009, the total rental revenues were approximately $849,000; total expenses were approximately $502,000, resulting in net income from discontinued operations of approximately $347,000, excluding the gain on sale of $26.5 million.

8.  Debt Financing

As of September 1, 2010, the Partnership and its Consolidated Subsidiary ATAX TEBS I, LLC, entered into a number of agreements relating to a new long-term debt financing facility provided through the securitization of thirteen tax-exempt mortgage revenue bonds owned by the ATAX TEBS I, LLC (the “Sponsor”) pursuant to the TEBS Financing.  The TEBS Financing essentially provides the Company with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term tax-exempt rates.  Effective September 1, 2010, the Company transferred the following bonds to ATAX TEBS I, LLC, a special purpose entity controlled by the Partnership pursuant to the TEBS Financing:

	September 1, 2010
Description of Tax-Exempt Mortgage Revenue Bonds	Bond Par Amount	Financial Statement Presentation

Ashley Square	$5,368,000	Tax-exempt mortgage revenue bond
Bella Vista	6,695,000	Tax-exempt mortgage revenue bond
Bent Tree	7,763,000	Consolidated VIE
Bridle Ridge	7,865,000	Tax-exempt mortgage revenue bond
Brookstone	9,577,794	Tax-exempt mortgage revenue bond
Cross Creek	8,712,029	Tax-exempt mortgage revenue bond
Fairmont Oaks	7,610,000	Consolidated VIE
Lake Forest	9,318,000	Consolidated VIE
Runnymede	10,790,000	Tax-exempt mortgage revenue bond
Southpark	14,175,000	Tax-exempt mortgage revenue bond
Woodlynn Village	4,536,000	Tax-exempt mortgage revenue bond
Ohio Series A Bond (1)	14,708,000	Consolidated MF Property
Villages at Lost Creek	18,500,000	Tax-exempt mortgage revenue bond
Total	$125,617,823

(1) Collateralized by Cresent Village, Post Woods and Willow Bend

In order to meet Freddie Mac’s underwriting requirements with respect to the multifamily apartment properties financed by these bonds, the Sponsor was required to first place eight of the Bonds, with a total outstanding principal of approximately $70.5 million, into a separate custodial trust with The Bank of New York Mellon Trust Company, N.A. (the “Custodial Trust”) that issued senior and subordinated custody receipts (“Custody Receipts”) representing beneficial interests in the Bonds held in the Custodial Trust to the Sponsor.  The subordinated Custody Receipts with a total principal amount of approximately $9.5 million were retained by the Sponsor.  The senior Custody Receipts, with a total principal amount of approximately $61.0 million, along with the remaining five Bonds that were not placed into the Custodial Trust, with a total principal amount of approximately $55.1 million, were then securitized by transferring these assets to the TEBS Trust sponsored by Freddie Mac in exchange for tax-exempt Class A and Class B Freddie Mac Multifamily Variable Rate Certificates (collectively, the “TEBS Certificates”) issued by Freddie Mac.  The TEBS Certificates represent beneficial interests in the securitized assets held by Freddie Mac.  The gross proceeds from TEBS Financing were approximately $95.8 million.  After the payment of transaction expenses, the Company received net proceeds from the TEBS Financing of approximately $90.4 million.  The Company applied approximately $49.5 million of these net proceeds to repay the entire outstanding principal of, and accrued interest on, its secured term loan from Bank of America.

The Class A TEBS Certificates were issued in an initial principal amount of $95.8 million and were sold through a placement agent to unaffiliated investors.  The Class B TEBS Certificates were issued in an initial principal amount of $20.3 million and were retained be the Sponsor.  The holders of the Class A TEBS Certificates are entitled to receive regular payments of interest from Freddie Mac at a variable rate which resets periodically based on the weekly Securities Industry and Financial Markets Association (“SIFMA”) floating index rate plus certain credit, facility, remarketing and servicing fees (the “Facility Fees”).  As of closing, the SIFMA rate was equal to 0.25% and the total Facility Fees were 1.9%, resulting in a total initial cost of borrowing of 2.15%.  As of September 30, 2010, the SIFMA rate was equal to 0.27% resulting in a total cost of borrowing of 2.17%.

Payment of interest on the Class A TEBS Certificates will be made from the interest payments received by Freddie Mac from the Bonds and Senior Custody Receipts held by Freddie Mac on designated interest payment dates prior to any payments of interest on the Class B TEBS Certificates held by the Sponsor.  As the holder of the Class B TEBS Certificates, the Sponsor is not entitled to receive interest payments on the Class B TEBS Certificates at any particular rate, but will be entitled to all payments of principal and interest on the Bonds and Senior Custody Receipts held by Freddie Mac after payment of principal and interest due on the Class A TEBS Certificates and payment of all Facility Fees and associated expenses.  Accordingly, the amount of interest paid to the Sponsor on the Class B TEBS Certificates is expected to vary over time, and could be eliminated altogether, due to fluctuations in the interest rate payable on the Class A TEBS Certificates, Facility Fees, expenses and other factors.

Freddie Mac has guaranteed payment of scheduled principal and interest payments on the Class A TEBS Certificates and also guarantees payment of the purchase price of any Class A TEBS Certificates that are tendered to Freddie Mac in accordance with their terms but which cannot be remarketed to new holders within five business days.  The Sponsor has pledged the Class B TEBS Certificates to Freddie Mac to secure certain reimbursement obligations of the Sponsor to Freddie Mac.  The Company also entered into various subordination and intercreditor agreements with Freddie Mac under which Company has subordinated its rights and remedies to the rights of Freddie Mac, as the holder of the Bonds, with respect to the taxable loans made by the Company to the owners of properties securing certain of the bonds.

The term of the TEBS Financing coincides with the terms of the assets securing the TEBS Certificates, except that the Partnership may terminate the TEBS Financing at its option on either September 15, 2017 or September 15, 2020.  Should the Partnership not elect to terminate the TEBS Financing on these dates the full term of the TEBS Financing runs through the final principal payment date associated with the securitized bonds, or July 15, 2050.

Prior to the closing of the TEBS Financing, the Company had outstanding debt financing of $54.8 million consisting of two credit facilities. The first credit facility was with Bank of America and had an outstanding balance of $49.3 million (the “BOA Facility”).  As noted above, the BOA Facility was repaid with proceeds from the TEBS Financing.  The second credit facility was with Omaha State Bank and had an outstanding balance of $5.5 million (the “OSB Facility”).  The OSB Facility was repaid prior to the execution of the TEBS Financing.

For three and nine months ended September 30, 2010, the Company’s average effective annual interest rate on borrowings under the BOA Facility, OSB Facility and TEBS Facility was approximately 3.8% and 2.5%, respectively.  For the three and nine months ended September 30, 2009, the Company’s average effective annual interest rate was 4.4% and 4.5%, respectively.

The Company’s TEBS Financing as of September 30, 2010 contractually matures over the next five years and thereafter as follows:

2010	$202,000
2011	675,000
2012	945,000
2013	1,009,000
Thereafter	92,979,000
Total	$95,810,000

9.  Mortgages Payable

The Company reports the mortgage loans secured by certain MF Properties on its consolidated financial statements as Mortgages payable.  As of September 30, 2010, outstanding mortgage loans totaled approximately $10.7 million.   As of December 31, 2009, outstanding mortgage loans totaled approximately $30.1 million.  In June 2010, prior to the sale of the Ohio Properties as discussed in Note 5, the Company repurchased the $12.8 million outstanding mortgage secured by the Ohio Properties at a discount.  The early extinguishment of the mortgage debt resulted in a gain of approximately $439,000.  In September 2010, the Company repaid the $6.5 million outstanding mortgage secured by the Greens of Pine Glen.

The Company’s mortgages payable as of September 30, 2010 contractually mature over the next five years and thereafter as follows:

2010	$33,120
2011	4,458,333
2012	90,756
2013	6,108,591
Thereafter	-
Total	$10,690,800

10.  Issuances of Additional Beneficial Unit Certificates

Beginning in 2007, the Partnership has issued BUCs from time to time to raise additional equity capital to fund investment opportunities.  Through September 30, 2010, the Partnership had issued a total of 20,285,000 additional BUCs raising net proceeds of approximately $108.2 million after payment of an underwriter’s discount and other offering costs of approximately $7.8 million.  In April 2010, a Registration Statement on Form S-3 was declared effective by SEC under which the Partnership may offer up to $200.0 million of additional BUCs from time to time.  The most recent issuance, included above, was completed in April 2010. The Partnership issued an additional 8,280,000 BUCs through an underwritten public offering at a public offering price of $5.37 per BUC pursuant to this new Registration Statement.  Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $41.6 million after payment of an underwriter's discount and other offering costs of approximately $2.8 million.

11.  Transactions with Related Parties

The general partner of the Partnership, AFCA 2, is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its tax-exempt mortgage revenue bonds, taxable loans collateralized by real property, and other tax-exempt investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. For the three and nine months ended September 30, 2010, the Partnership paid administrative fees to AFCA 2 of approximately $246,000 and $446,000, respectively.  For the three and nine months ended September 30, 2009, the Partnership paid administrative fees to AFCA2 of approximately $69,000 and $207,000, respectively. In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the tax-exempt mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these tax-exempt mortgage revenue bonds and totaled approximately $56,000 and $156,000 for the three and nine months ended September 30, 2010, respectively. For the three and nine months ended September 30, 2009, these administrative fees totaled approximately $69,000 and $186,000, respectively.  Additionally, in connection sale of the Ohio Properties and purchase of the new tax-exempt mortgage revenue bonds issued as part of the transaction (See Note 5), the Ohio Properties paid accrued and deferred administrative fees to AFCA 2 totaling approximately $231,000.

AFCA 2 earned mortgage placement fees in connection with the acquisition of certain tax-exempt mortgage revenue bonds.  These mortgage placement fees were paid by the owners of the respective properties and, accordingly, have not been reflected in the accompanying condensed consolidated financial statements because these properties are not considered VIEs.  During the three and nine months ended September 30, 2010, AFCA 2 earned mortgage placement fees of approximately $0 and $339,000. During the three and nine months ended September 30, 2009, AFCA 2 earned mortgage placement fees of approximately $118,000 and $209,000, respectively.

An affiliate of AFCA 2, America First Properties Management Company, LLC (“Properties Management”), provides property management services for Ashley Square Apartments, Iona Lakes Apartments, Bent Tree Apartments, Lake Forest Apartments, Fairmont Oaks Apartments, Cross Creek, Clarkson College, Woodland Park, Residences at DeCordova, Eagle Ridge, Crescent Village, Meadowview, Willow Bend, Postwoods, Churchland, Glynn Place and Greens of Pine Glen.  Properties Management also provided management services for Ashley Pointe at Eagle Crest until the tax-exempt bond on that property was redeemed in February 2009.  Properties Management earned management fees of approximately $247,000 and $730,000 for the three and nine months ended September 30, 2010, respectively, for the management of these properties.  The management fees paid to Properties Management during the three and nine months ended September 30, 2009 totaled approximately $237,000 and $735,000, respectively. These property management fees are not Partnership expenses, but are paid in each case by the owner of the multifamily apartment property.  However, for properties owned by entities treated as Consolidated VIEs and for MF Properties, the property management fees are reflected as real estate operating expenses on the Company’s consolidated financial statements.  The property management fees are paid out of the revenues generated by all properties financed by tax-exempt bonds and taxable mortgages prior to the payment of debt service on the Partnership’s tax-exempt revenue bonds and taxable loans.

The shareholders of the limited-purpose corporations which own four of the Consolidated VIEs held by the Company are employees of Burlington who are not involved in the operation or management of the Company and who are not executive officers or managers of Burlington.

12.  Interest Rate Derivative Agreements

As of September 30, 2010, the Company has four derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing and mortgages payable. The terms of the derivative agreements are as follows:

Date Purchased	Notional Amount	Effective Capped Rate	Maturity Date	Purchase Price	Counterparty

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$921,000	Bank of New York Mellon

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$845,600	Barclays Bank PLC

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$928,000	Royal Bank of Canada

October 29, 2008	$4,480,000	6.00%	November 1, 2011	$26,512	Bank of America

In order to mitigate its exposure to interest rate fluctuations on the variable rate TEBS Financing, the Sponsor entered into interest rate cap agreements with Barclays Bank PLC, Bank of New York Mellon and Royal Bank of Canada, each in an initial notional amount of  approximately $31.9 million which effectively limits the interest payable by the Company on the TEBS Financing to a fixed rate of 3.0% per annum on the combined notional amounts of the interest rate cap agreements through August 2017.  The interest rate cap plus the Facility Fees result in a maximum potential cost of borrowing on the TEBS Financing of 4.9% per annum.  In conjunction with the TEBS Financing and the payment of the Bank of America credit facility, the $50.0 million interest rate derivative purchased on June 18, 2009, was terminated.

During June 2010, the $12.8 million interest rate derivative purchased on July 9, 2009 was allowed to expire as the related mortgage was retired as discussed in Note 9.

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $436,000 and $565,000 for the three and nine months ended September 30, 2010, respectively, and $231,000 and $722,000 for the three and nine months ended September 30, 2009, respectively.

13.  Segment Reporting

The Company consists of three reportable segments, Tax-Exempt Bond Investments, MF Properties, and Consolidated VIEs.  In addition to the three reportable segments, the Company also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

Tax-Exempt Bond Investments Segment

The Tax-Exempt Bond Investments segment consists of the Company’s portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  Such tax-exempt bonds are held as long-term investments.  The multifamily apartment properties financed by these tax-exempt bonds contain a total of 1,894 rental units.  As of September 30, 2010, the Company held twelve tax-exempt bonds (secured by eleven properties) not associated with Consolidated VIEs and six tax-exempt bonds associated with Consolidated VIEs.  Of these eighteen tax-exempt bonds, six are owned directly by the Partnership and twelve are owned by ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to facilitate the new TEBS Financing with Freddie Mac.  ATAX TEBS I, LLC and the impact of the TEBS Financing are presented in this segment.

MF Properties Segment

The MF Properties segment consists of indirect equity interests in five multifamily apartment properties which are not currently financed by tax-exempt bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring and three multifamily apartment properties which are financed by a single tax-exempt bond series of which the Series A bond is held by ATAX TEBS I, LLC and the Series B bond is held by the Partnership but for which sales accounting treatment has not been met (See Note 5).  In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties.  The Partnership’s interests in its current MF Properties are not currently classified as Assets Held for Sale because the Partnership is not actively marketing them for sale, there is no definitive purchase agreement in existence or any purchase agreements do not meet the criteria in ASC 360-20 for sale treatment (Note 5) and, therefore, no sale is expected in the next twelve months.  During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Property in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.  Any such cash distribution will contribute to the Partnership’s Cash Available for Distribution (“CAD”).

The Consolidated VIE Segment

The Consolidated VIE segment consists of multifamily apartment properties which are financed with tax-exempt bonds held by the Partnership, the assets, liabilities and operating results of which are consolidated with those of the Partnership as a result of ASC 810-10.  The tax-exempt bonds on these Consolidated VIE properties are eliminated from the Company’s financial statements as a result of such consolidation, however, such bonds are held as long-term investments by the Partnership which continues to be entitled to receive principal and interest payments on such bonds.  The Company does not actually own an equity position in the Consolidated VIEs or their underlying properties.  As of September 30, 2010, the Company consolidated six VIE multifamily apartment properties containing a total of 1,152 rental units. At December 31, 2009 and September 30, 2009, the Company consolidated six VIEs containing 1,288 rental units.

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

The following table details certain key financial information for the Company’s reportable segments for the three and nine month periods ended September 30, 2010 and 2009:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Total revenue
Tax-Exempt Bond Investments	$3,007,618	$2,936,714	$8,412,806	$9,631,197
MF Properties	1,818,580	1,812,213	5,401,098	5,283,154
Consolidated VIEs	1,879,601	2,059,866	5,547,385	6,243,440
Consolidation/eliminations	(884,159)	(1,031,292)	(2,618,821)	(5,670,986)
Total revenue	$5,821,640	$5,777,501	$16,742,468	$15,486,805

Interest expense
Tax-Exempt Bond Investments	$1,015,738	$650,590	$2,361,308	$2,341,833
MF Properties	168,555	411,591	668,264	958,100
Consolidated VIEs	1,414,558	1,759,337	4,171,503	4,908,757
Consolidation/eliminations	(1,414,558)	(1,759,337)	(4,171,503)	(4,990,311)
Total interest expense	$1,184,293	$1,062,181	$3,029,572	$3,218,379

Depreciation expense
Tax-Exempt Bond Investments	$-	$-	$-	$-
MF Properties	485,401	467,620	1,441,942	1,331,778
Consolidated VIEs	567,588	679,851	1,660,198	1,869,060
Consolidation/eliminations	-	-	-	-
Total depreciation expense	$1,052,989	$1,147,471	$3,102,140	$3,200,838

Income (loss) from continuing operations
Tax-Exempt Bond Investments	$(2,368,230)	$1,625,151	$927,469	$4,885,970
MF Properties	800,953	(172,051)	(532,053)	(854,461)
Consolidated VIEs	(4,173,048)	(1,990,251)	(6,794,987)	(5,032,002)
Consolidation/eliminations	3,310,724	741,779	4,360,868	(343,753)
Income (loss) from continuing operations	$(2,429,601)	$204,628	$(2,038,703)	$(1,344,246)

Net income (loss)
Tax-Exempt Bond Investments	$(2,368,230)	$1,625,151	$927,469	$4,885,970
MF Properties	1,022,831	(170,330)	213,033	(845,916)
Consolidated VIEs	(4,173,048)	(1,990,251)	(6,794,987)	29,754,443
Consolidation/eliminations	3,310,724	741,779	4,360,868	(8,395,444)
Net income - America First Tax Exempt Investors, L. P.	$(2,207,723)	$206,349	$(1,293,617)	$25,399,053

			September 30, 2010	December 31, 2009
Total assets
Tax-Exempt Bond Investments			$329,324,094	$186,493,868
MF Properties			55,241,200	54,064,969
Consolidated VIEs			48,293,804	57,761,651
Consolidation/eliminations			(182,801,593)	(107,549,768)
Total assets			$250,057,505	$190,770,720

Total partners' capital
Tax-Exempt Bond Investments			$204,962,096	$125,995,908
MF Properties			713,546	6,250,542
Consolidated VIEs			(40,200,194)	(41,693,546)
Consolidation/eliminations			(28,481,067)	7,985,331
Total partners' capital			$136,994,381	$98,538,235

14. Commitments and Contingencies

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

Certain of the MF Properties own apartment properties that generated LIHTCs for the previous partners in these partnerships.  In connection with the acquisition of partnership interests in these partnerships by subsidiaries of the Company, the Company has agreed to reimburse the prior partners for any liabilities they incur due to recapture of these tax credits to the extent the recapture liability is due to the operation of the properties in a manner inconsistent with the laws and regulations relating to such tax credits after the date of acquisition. No amount has been accrued for this contingent liability because management believes that the likelihood of any payments being required there under is remote.

15.  Recently Issued Accounting Pronouncements

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued pre-codification guidance Statement No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140. This statement was codified into ASC 860.  On and after the effective date, the concept of a qualifying special purpose entity is no longer relevant for accounting purposes.  Therefore, formerly qualifying special-purpose entities, as defined under the previous accounting standards, should be evaluated for consolidation under the applicable consolidation guidance.  The guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this guidance on January 1, 2010 did not have an impact on the consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU No. 2010-20 enhances the existing disclosure requirements providing more transparency of the allowance for loan losses and credit quality of financing receivables. The new disclosures that relate to information as of the end of a reporting period will be effective for the first interim and annual reporting periods ending on or after December 15, 2010.  The new disclosures that relate to activity occurring during the reporting period will be effective for the first interim and annual periods beginning after December 15, 2010, or first quarter of fiscal 2011 and thereafter in the Company’s case.  The adoption of ASU 2010-20 will only impact disclosures and will not affect financial position, results of operations, or cash flows.

16.   Fair Value Measurements

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

    Asets and liabilities measured at fair value on a recurring basis, in thousands, are summarized below:
		Fair Value Measurements at September 30, 2010
	Assets/Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Description
Assets
Tax-exempt Mortgage Revenue Bonds	$94,244,843	$-	$-	$94,244,843
Interest Rate Derivatives	2,270,334	-	-	2,270,334
Total Assets at Fair Value	$96,515,177	$-	$-	$96,515,177
		For nine months ended September 30, 2010
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives	Total

Beginning Balance January 1, 2010		$69,399,763	$140,507	$69,540,270
VIE deconsolidation		12,371,004		12,371,004
VIE consolidation		(9,539,000)		(9,539,000)
Total gains (losses) (realized/unrealized)
Included in earnings		-	(564,773)	(564,773)
Included in other comprehensive income		7,264,421	-	7,264,421
Purchases, issuances and settlements		14,748,655	2,694,600	17,443,255
Ending Balance September 30, 2010		$94,244,843	$2,270,334	$96,515,177
Total amount of losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30, 2010		$-	$(564,773)	$(564,773)

		Fair Value Measurements at December 31, 2009
	Assets/Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Description
Assets
Tax-exempt Mortgage Revenue Bonds	$69,399,763	$-	$-	$69,399,763
Interest Rate Derivatives	140,507	-	-	140,507
Total Assets at Fair Value	$69,540,270	$-	$-	$69,540,270

		For Nine Months Ended September 30, 2009
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives	Total

Beginning Balance January 1, 2009		$44,492,526	$302,849	$44,795,375
Total gains (losses) (realized/unrealized)
Included in earnings		-	(721,811)	(721,811)
Included in other comprehensive income		6,795,727	-	6,795,727
Purchases, issuances and settlements		11,781,859	667,800	12,449,659
Ending Balance September 30, 2009		$63,070,112	$248,838	$63,318,950

Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30, 2009		$-	$(721,811)	$(721,811)
    Losses included in earnings for the period shown above are included in interest expense.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Management’s Discussion and Analysis, the “Partnership” refers to America First Tax Exempt Investors, L.P. and its Consolidated Subsidiaries which consist of:
•
ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to facilitate the new Tax Exempt Bond Securitization (“TEBS”) Financing with Freddie Mac – see Notes 4 and 8, and

•
Five multifamily apartments owned by various limited partnerships in which Partnership subsidiaries hold a 99% limited partner interest and three apartment properties which are subject to a sales agreement (the “MF Properties”) – see Note 5.

The “Company” refers to the consolidated financial statements reported in this Form 10-Q which include the assets, liabilities and results of operations of the Partnership, its Consolidated Subsidiaries and six other consolidated entities in which the Partnership does not hold an ownership interest but which own multifamily apartment properties financed with tax-exempt bonds held by the Partnership and which are treated as variable interest entities ("VIEs") of which the Partnership has been determined to be the primary beneficiary (“Consolidated VIEs”).  All significant transactions and accounts between the Partnership and the VIEs have been eliminated in consolidation.

Critical Accounting Policies

The Company’s critical accounting policies are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 except as follows:

Consolidations

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

The revised accounting standard introduces a more qualitative approach to evaluating VIEs for consolidation and requires the Partnership to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE.  This analysis identifies the primary beneficiary, the entity that must consolidate the VIE, as the entity that has (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.  In adopting this revised accounting standard, the Partnership has re-evaluated all of its investments to determine if the property owners are VIEs and, if so, whether the Partnership is the primary beneficiary of the VIE.  ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE.  As a result, changes to the Consolidated VIEs may occur in the future based on changes in circumstances.  The accounting guidance on consolidations is complex and requires significant analysis and judgment.  The adoption of these provisions on January 1, 2010 resulted in the deconsolidation of certain entities previously included in the Company’s consolidated financial statements.  Through the continual reconsideration criteria, effective March 1, two additional entities determined to be VIEs are consolidated (see Notes 1 and 3).

Accounting for the TEBS Financing

The Company has evaluated the accounting guidance in regard to the TEBS Financing (see Note 8) and has determined that the securitization transaction does not meet the accounting criteria for a sale or transfer of financial assets and will, therefore, be accounted for as a secured financing transaction.  More specifically, ASC Subtopic 860-10, Transfers and Servicing: Overall (ASC 860-10), sets forth the conditions that must be met to de-recognize a transferred financial asset.  ASC 860-10 provides, in part, that the transferor has surrendered control over transferred assets if and only if the transferor does not maintain effective control over the transferred assets through either of the following:

1.	An agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity,
2.	The ability to unilaterally cause the holder to return specific assets, other than through a cleanup call, or
3.
An agreement that permits the transferee to require the transferor to repurchase the transferred financial assets at a price that is so favorable to the transferee that it is probable that the transferee will require the transferor to repurchase them.

The TEBS Financing agreements contain certain provisions that allow the Company to (1) cause the return of certain individual bonds under defined circumstances, (2) cause the return of all of the bonds by electing an Optional Series Pool Release or (3) cause the return of any defaulted bonds.  The Optional Series Pool Release is defined in the agreements as two specific dates, September 15, 2017 or September 15, 2020, on which the Company has the option to repurchase all of the securitized bonds.  Given these terms, the Company has concluded that the condition in item 2 above is present in the agreements and, therefore, effective control over the transferred assets has not occurred.  As effective control has not been transferred the transaction does not meet the conditions to de-recognize the assets resulting in the TEBS Financing being presented on the Company consolidated financial statements as a secured financing.

In addition to evaluating the TEBS Financing as a sale or transfer of financial assets, we have evaluated the securitization trust associated with the TEBS Financing (the “TEBS Trust”) under the provisions of ASC 810.  As part of the TEBS Financing certain bond assets of the Partnership were securitized into the TEBS Trust with Freddie Mac.  The TEBS Trust then issued Class A and B TEBS Certificates.  The Partnership has determined that the TEBS Trust is a VIE and the Class B Certificates owned by the Partnership create a variable interest in the TEBS Trust.

In determining the primary beneficiary of the TEBS Trust, the Partnership considered the activities of the VIE which most significantly impact the VIEs economic performance, who has the power to control such activities, the risks which the entity was designed to create, the variability associated with those risks and the interests which absorb such variability.  The Partnership has retained the right, pursuant to the TEBS Financing agreements, to either substitute or reacquire some or all of the securitized bonds at various future dates and under various circumstances.  As a result, the Partnership determined it had retained a controlling financial interest in the TEBS Trust because such actions effectively provide the Partnership with the ability to control decisions pertaining to the VIEs management of interest rate and credit risk.  While in the TEBS Trust, the bond assets may only be used to settle obligations of the trust and the liabilities of the trust do not provide the Class A certificate holders with recourse to the general credit of the Partnership.  The Partnership also considered the related party relationship of the entities involved in the VIE.  It was determined that the Partnership met both of the primary beneficiary criteria and was the most closely associated with the VIE and, therefore, was determined to be the primary beneficiary.

Given these accounting determinations, the TEBS Financing and the associated TEBS Trust are presented as a secured financing on the ATAX TEBS I, LLC balance sheet and all activities associated with the TEBS Financing are presented with the results of the ATAX TEBS I, LLC operations.  As noted above, ATAX TEBS I, LLC is a Consolidated Subsidiary of the Partnership.

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

Executive Summary

For the three and nine months ended September 30, 2010, the Company generated Net Losses equal to approximately $2.2 million and $1.3 million, respectively. This is compared to approximately $206,000 of Net Income reported for the three months ended September 30, 2009 and approximately $25.4 million of Net Income reported for the nine months ended September 30, 2009. The Company reported net losses from continuing operations of approximately $2.4 million and $2.0 million for the three and nine months ended September 30, 2010, respectively. This compares to approximately $205,000 income from continuing operations during the three months ended September 30, 2009 and approximately $1.3 million loss from continuing operations for the nine months ended September 30, 2009.  The net losses realized in the three and nine months ended September 30, 2010, are the result of an asset impairment charge related to the Residences at Weatherford investment – see further discussion below.  The principal reason for the higher net income during the nine months of 2009 were the gains realized upon the redemption of three tax-exempt mortgage bonds in February 2009.  The Company generated Cash Available for Distribution (“CAD”) of approximately $2.6 million and $8.0 million, for the three and nine months ended September 30, 2010, respectively.  Comparatively, CAD of approximately $2.2 million and $7.2 million was reported for the three and nine months ended September 30, 2009, respectively.  See further discussion of CAD in this Management’s Discussion and Analysis on page 47.

The Partnership continued distributions during the third quarter of 2010 at an annual rate of $0.50 per BUC.  Although CAD generated in recent quarters has not been sufficient to fully fund distributions at this rate without utilizing the Partnership’s cash reserves to supplement the deficit, the General Partner believes that distributions at the current level are sustainable.  However, if the Partnership is unable to generate CAD at levels in excess of the annual distribution; such distribution amount may need to be reduced.

CAD has been negatively affected over the past several quarters by higher financing costs and low levels of debt utilized by the Partnership to provide additional funds for investment in income generating assets.  Because of the higher financing costs and our under-leveraged balance sheet, the Company has been exploring various options to provide more favorable debt financing.  On September 1, 2010, the Company entered into a number of agreements relating to a new long-term debt financing facility provided through the securitization of thirteen tax-exempt mortgage revenue bonds pursuant to Freddie Mac’s TEBS program. The gross proceeds from TEBS Financing were approximately $95.8 million.  After the payment of transaction expenses the Company received net proceeds from the TEBS Financing of approximately $90.4 million.  The Company applied approximately $49.5 million of these net proceeds to repay the entire outstanding principal of, and accrued interest on, its secured term loan from Bank of America.

The TEBS Financing essentially provides the Company with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term tax-exempt rates.  Under the TEBS Financing, the Company transferred thirteen bonds, with a total outstanding principal amount of approximately $125.6 million, to ATAX TEBS I, LLC, a special purpose entity controlled by the Company (the “Sponsor”).  In order to meet Freddie Mac’s underwriting requirements with respect to the multifamily apartment properties financed by certain of the bonds, the Sponsor was required to first place eight of the bonds, with a total outstanding principal of approximately $70.5 million, into a separate custodial trust with The Bank of New York Mellon Trust Company, N.A. (the “Custodial Trust”) that issued senior and subordinated custody receipts (“Custody Receipts”) representing beneficial interests in the Bonds held in the Custodial Trust to the Sponsor.  The subordinated Custody Receipts with a total principal amount of approximately $9.5 million were retained by the Sponsor.  The senior Custody Receipts, with a total principal amount of approximately $61.0 million, along with the remaining five bonds that were not placed into the Custodial Trust, with a total principal amount of approximately $55.1 million, were then securitized by transferring these assets to Freddie Mac in exchange for tax-exempt Class A and Class B Freddie Mac Multifamily Variable Rate Certificates (collectively, the “TEBS Certificates”) issued by Freddie Mac.  The TEBS Certificates represent beneficial interests in the securitized assets held by Freddie Mac.

The Class A TEBS Certificates were issued in an initial principal amount of $95.8 million and were sold through a placement agent to unaffiliated investors.  The Class B TEBS Certificates were issued in an initial principal amount of $20.3 million and were retained be the Sponsor.  The holders of the Class A TEBS Certificates are entitled to receive regular payments of interest from Freddie Mac at a variable rate which resets periodically based on the weekly Securities Industry and Financial Markets Association (“SIFMA”) floating index rate plus certain credit, facility, remarketing and servicing fees (the “Facility Fees”).  As of closing, the SIFMA rate was equal to 0.25% and the total Facility Fees were 1.9%, resulting in a total initial cost of borrowing of 2.15%.  As of September 30, 2010, the SIFMA rate was equal to 0.27% resulting in a total cost of borrowing of 2.17%.

Payment of interest on the Class A TEBS Certificates will be made from the interest payments received by Freddie Mac from the Bonds and Senior Custody Receipts held by Freddie Mac on designated interest payment dates prior to any payments of interest on the Class B TEBS Certificates held by the Sponsor.  As the holder of the Class B TEBS Certificates, the Sponsor is not entitled to receive interest payments on the Class B TEBS Certificates at any particular rate, but will be entitled to all payments of principal and interest on the Bonds and Senior Custody Receipts held by Freddie Mac after payment of principal and interest due on the Class A TEBS Certificates and payment of all Facility Fees and associated expenses.  Accordingly, the amount of interest paid to the Sponsor on the Class B TEBS Certificates is expected to vary over time, and could be eliminated altogether, due to fluctuations in the interest rate payable on the Class A TEBS Certificates, Facility Fees, expenses and other factors.

Freddie Mac has guaranteed payment of scheduled principal and interest payments on the Class A TEBS Certificates and also guarantees payment of the purchase price of any Class A TEBS Certificates that are tendered to Freddie Mac in accordance with their terms but which cannot be remarketed to new holders within five business days.  The Sponsor has pledged the Class B TEBS Certificates to Freddie Mac to secure certain reimbursement obligations of the Sponsor to Freddie Mac.  The Company also entered into various subordination and intercreditor agreements with Freddie Mac under which Company has subordinated its rights and remedies with respect to the taxable mortgage loans made by it to the owners of properties securing certain of the Bonds to the rights of Freddie Mac as the holder of the Bonds.

Prior to the closing of the TEBS Financing, the Company had outstanding debt financing of $54.8 million consisting of two credit facilities. The first credit facility was with Bank of America and had an outstanding balance of $49.3 million (the “BOA Facility”).  As noted above, the BOA Facility was repaid with proceeds from the TEBS Financing.  The second credit facility was with Omaha State Bank and had an outstanding balance of $5.5 million (the “OSB Facility”).  The OSB Facility was repaid prior to the execution of the TEBS Financing.

The TEBS Financing offers several advantages over the Company’s previous credit facilities which, over time, are expected to positively impact the generation of CAD.  These advantages include:
•	a longer term thereby addressing the previous refinancing risks,
•	better balance sheet leverage thereby providing additional funds for investment, and
•	a lower initial cost of borrowing.

Recent credit and real estate market conditions have created significant investment opportunities which the Company intends to pursue. Beginning in 2007, the Partnership has issued Beneficial Ownership Units ("BUCs") from time to time to raise additional equity capital to fund investment opportunities.  In April 2010, a Registration Statement on Form S-3 was declared effective by SEC under which the Partnership may offer up to $200.0 million of additional BUCs from time to time.  In April 2010, the Partnership issued an additional 8,280,000 BUCs through an underwritten public offering at a public offering price of $5.37 per BUC pursuant to this new Registration Statement.  Net proceeds realized by the Partnership from the issuance of these BUCs were approximately $41.6 million after payment of an underwriter's discount and other offering costs of approximately $2.8 million.

Although there have been positive economic signs recently, challenging economic conditions continue to exist in many of the markets in which apartment properties financed by the Company are located.  Negative economic conditions, high levels of unemployment, lack of job growth, low home mortgage interest rates and tax incentives provided to first time homebuyers have had a negative effect on some of the apartment properties which collateralize our tax-exempt bond investments and our MF Properties in the form of declining occupancy.  Overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents and non-revenue units such as model units and employee units) of the apartment properties that the Partnership has financed with tax-exempt mortgage revenue bonds was approximately 84% for first nine months of 2010 and approximately 80% for the first nine months of 2009.  Overall economic occupancy of the MF Properties was approximately 83% for first nine months of 2010 compared to approximately 84% during the first nine months of 2009.

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

In June 2010, prior to the sale of the Ohio Properties, the Company repurchased the $12.8 million outstanding mortgage secured by the Ohio Properties at a discount.  The early extinguishment of the mortgage debt resulted in a gain of approximately $439,000 in the second quarter of 2010.

In October 2010, the Texas Department of Housing and Community Affairs (“TDHCA”) issued a Notice of Termination of Tax Credit Assistance Program (“TCAP”) Funding to the General Partner of Residences at Weatherford.  Together with the General Partner, the Company has appealed the termination and will meet with the TDHCA Board in November 2010.  Based on the termination notice, the Company determined that the property fixed assets of Residences at Weatherford and the associated tax-exempt mortgage revenue bond which is eliminated in consolidation are impaired.  As of September 30, 2010 the property fixed assets, consisting of land and land improvements, and the associated tax-exempt mortgage revenue bond owned by the Partnership have been written down.  The resulting impairment charge of approximately $2.7 million is attributable to the BUC holders.  Should the appeal related to the TCAP Funding not be successful, the Company expects to foreclose on the current ownership and would seek to liquidate all assets of Weatherford.

In November 2010, the Company acquired the tax-exempt mortgage revenue bond for a 250 unit multi-family apartment complex in Humble, Texas (Houston) known as Autumn Pines for approximately $12.4 million which represented 100% of the bond issuance. The bond par value is $13.4 million with an annual interest rate of 5.8%. The bond purchase price results in a yield to maturity of approximately 7.0% per annum. The bond matures in October 2046.

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

Discussion of the Partnership Bond Holdings and the Related Apartment Properties as of September 30, 2010

The Partnership’s purpose is to acquire and hold as long-term investments a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  At September 30, 2010, the Partnership held 20 tax-exempt mortgage bonds secured by 20 properties of which thirteen bonds are owned by ATAX TEBS I, LLC.  The 20 properties securing the bonds contain a total of 3,408 rental units. Six of the entities that own the apartment properties financed by six of the Partnership’s tax exempt bonds were deemed to be Consolidated VIEs of the Partnership at September 30, 2010 and, as a result, these bonds are eliminated in consolidation on the Company’s financial statements.  Additionally, two bonds secured by the three Ohio Properties subject to a sales agreement (See Note 5 and below) are eliminated in consolidation on the Company’s financial statements.  At September 30, 2009, the Partnership held 16 tax-exempt bonds secured by 15 properties containing a total of 2,617 rental units.  Six of the entities that owned apartment properties financed by six of the Partnership’s tax exempt bonds at September 30, 2009 were VIEs of the Partnership and, as a result, these bonds were eliminated in consolidated on the Company’s financial statements.

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

As of September 30, 2010, the Partnership’s wholly-owned subsidiaries held limited partnership interests in five entities that own MF Properties containing a total of 602 rental units together with the three Ohio Properties containing 362 rental units which are subject to a sales agreement.  As of September 30, 2009, the Partnership's wholly-owned subsidiaries held limited partnership interests in nine MF Properties containing a total of 964 units.  The MF Properties operating goal is similar to that of the properties underlying the Partnership’s tax-exempt bonds.

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

The following table outlines certain information regarding the apartment properties on which the Partnership holds tax-exempt mortgage bonds (separately identifying those owned by entities treated as Consolidated VIEs) and the MF Properties.  The narrative discussion that follows provides a brief operating analysis of each property during the first nine months of 2010.

			Number of Units Occupied	Percentage of Occupied Units as of September 30,		Economic Occupancy (1) for the period ended September 30,
		Number of Units
Property Name	Location			2010	2009	2010	2009

Non-Consolidated Properties
Ashley Square Apartments	Des Moines, IA	144	139	97%	92%	87%	92%
Bella Vista Apartments	Gainesville, TX	144	131	91%	90%	88%	89%
Bridle Ridge Apartments	Greer, SC	152	137	90%	89%	91%	77%
Brookstone Apartments (3)	Wakegan, IL	168	161	96%	n/a	87%	n/a
Clarkson College	Omaha, NE	142	103	73%	88%	70%	69%
Cross Creek Apartments (3)	Beaufort, SC	144	135	94%	n/a	80%	n/a
Runnymede Apartments	Austin, TX	252	232	92%	96%	92%	95%
South Park Ranch Apartments (3)	Austin, TX	192	180	94%	95%	88%	89%
Villages at Lost Creek (3)	San Antonio, TX	261	246	94%	n/a	81%	n/a
Woodland Park (4)	Topeka, KS	236	n/a	n/a	n/a	n/a	n/a
Woodlynn Village	Maplewood, MN	59	59	100%	97%	96%	100%
		1,894	1,523	92%	92%	86%	88%

Consolidated VIEs
Bent Tree Apartments	Columbia, SC	232	224	97%	87%	81%	78%
Fairmont Oaks Apartments	Gainsville, FL	178	153	86%	95%	78%	82%
Residences at DeCordova (4)	Granbury, TX	76	n/a	n/a	n/a	n/a	n/a
Residences at Weatherford (2)	Weatherford, TX	76	n/a	n/a	n/a	n/a	n/a
Iona Lakes Apartments	Ft. Myers, FL	350	294	84%	79%	66%	62%
Lake Forest Apartments	Daytona Beach, FL	240	230	96%	91%	76%	74%
		1,152	901	90%	88%	73%	72%

MF Properties
Churchland	Chesapeake, VA	124	114	92%	97%	91%	89%
Crescent Village	Cincinnati, OH	90	74	82%	94%	81%	83%
Eagle Ridge	Erlanger, KY	64	53	83%	83%	86%	73%
Glynn Place	Brunswick, GA	128	101	79%	66%	69%	70%
Greens of Pine Glen	Durham, NC	168	151	90%	95%	85%	90%
Meadowview	Highland Heights, KY	118	112	95%	81%	84%	84%
Postwoods	Reynoldsburg, OH	180	158	88%	91%	84%	88%
Willow Bend	Columbus (Hilliard), OH	92	80	87%	97%	88%	93%
		964	843	87%	88%	83%	84%

(1) Economic occupancy is presented for the nine months ended September 30, 2010 and 2009, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented, therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(2) This property is still under construction as of Septebmer 30, 2010, and therefore has no occupancy data.
(3) Previous period occupancy numbers are not available, as this is a new investment.
(4) Construction on these properties has been completed and the properties are in a lease up and stabilization period. As of September 30, 2010, Residences at Decordova has leased 50 of a total of 76 units and Woodland Park has leased 187 of a total of 236 units.

Non-Consolidated Properties

Ashley Square – Ashley Square Apartments is located in Des Moines, Iowa.  In the first nine months of 2010, Net Operating Income (calculated as property revenue less salaries, advertising, administration, utilities, repair and maintenance, insurance, taxes, and management fee expenses) was $313,000 as compared to $286,000 in 2009.  This increase was the direct result of decreased real estate taxes offset by an increase in repair and maintenance expenses and utilities expenses.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2010.

Bella Vista – Bella Vista Apartments is located in Gainesville, Texas.  In the first nine months of 2010, Bella Vista’s operations resulted in Net Operating Income of $382,000 as compared to $404,000 in 2009.  The decrease was a result of increased salaries and utilities expense.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2010.

Bridle Ridge Apartments – Bridle Ridge Apartments is located in Greer, South Carolina.  In the nine months of 2010, Bridle Ridge Apartments’ operations resulted in Net Operating Income of $523,000 as compared to $335,000 in 2009.  This increase was a result of increased economic occupancy.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2010.

Brookstone - Brookstone Apartments is located in Waukegan, Illinois. These bonds were purchased in October 2009.  Brookstone’s operations resulted in Net Operating Income of $667,000 on net revenue of approximately $974,000 in 2010.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2010.

Clarkson College – Clarkson College is a 142 bed student housing facility located in Omaha, Nebraska.  In the first nine months of 2010, Net Operating Income was $266,000 as compared to $275,000 in 2009.  The decrease is attributable to an increase in salaries expense.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2010.

Cross Creek - Cross Creek Apartments is located in Beaufort, South Carolina. The Cross Creek bonds were acquired in April 2009.  At that time the project was not completed and was vacant.  Construction of Cross Creek was completed in November 2009.  In the first nine months of 2010, Cross Creek’s operations resulted in Net Operating Income of $345,000 on net revenue of approximately $842,000.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2010.

Runnymede Apartments – Runnymede Apartments is located in Austin, Texas.  In the first nine months of 2010, Runnymede Apartment’s operations resulted in Net Operating Income of approximately $702,000 as compared to approximately $643,000 in 2009.  Economic occupancy was lower as a result of an increase in gross potential rent, however, actual rental revenue increased when comparing the two nine month periods resulting in the increase in Net Operating Income.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2010.

South Park Ranch Apartments - South Park Ranch Apartments is located in Austin, Texas. These bonds were purchased in August 2009.  In the first nine months of 2010, Net Operating Income was $845,000 as compared to $859,000 in 2009.  This decrease was the result of an increase in franchise taxes.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2010.

Villages at Lost Creek – Villages at Lost Creek is located in San Antonio, Texas.  These bonds were purchased in May 2010.  Lost Creek’s operations for the first nine months of 2010 resulted in Net Operating Income of $1.1 million on net revenue of approximately $1.7 million in 2010. Debt service on the Partnership’s bond on this property was current as of September 30, 2010.

Woodlynn Village – Woodlynn Village is located in Maplewood, Minnesota.  In the first nine months of 2010, Net Operating Income was $333,000 as compared to $292,000 in 2009.  This increase was the result of a decrease in management fees and decreased organizational and start-up expenses.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2010.

Woodland Park.  Woodland Park is located in Topeka, Kansas and was completed in November 2008, but remains in its initial lease-up phase and has not yet reached stabilization which is defined in the bond documents as the generation of a 1.15:1 debt service coverage ratio for six straight months.  Additionally, there were insufficient funds on deposit with the bond trustee to make the debt service payment of approximately $452,000 on the bonds which was due on May 3, 2010 and the property owner did not provide additional capital to fund the shortfall.  As a result, a payment default on the bonds has occurred.  In order to protect its investment the Partnership has issued a formal notice of default through the bond trustee and has started the foreclosure process.  The foreclosure process is expected to take several months to complete.  The Partnership would expect to remove and replace the general and limited partners of the property owner through foreclosure.  This action would allow a new property owner to re-syndicate the LIHTCs associated with this property.  If these LIHTCs can be successfully re-syndicated, it will provide additional capital to the project which can be used to support debt service payments on the tax-exempt mortgage revenue bonds until property operations improve to the point that sufficient cash is generated to pay any past due amounts on the bonds as well as ongoing debt service.  If the re-syndication of LIHTCs is not successful, the Partnership may pursue other options including making additional taxable loans to the property or completing the foreclosure process and taking direct ownership of the property.  The Partnership believes that the most significant issue in the slow lease-up of the property and its failure to achieve stabilization has been the 100% set aside of the rental units for tenants that make less than 60% of the area median income. At the request of the Partnership, in April 2010, the property owner reduced the number of units set aside for affordable tenants to 75% and began leasing 59 units to market rate tenants. Additionally, the property owner has agreed that, if needed to stabilize the property, it would further reduce the units set aside for affordable tenants to 60% thereby making an additional 35 units available to market rate tenants.  As of December 31, 2009, the property had 116 units leased out of total available units of 236, or 49% physical occupancy.   As of September 30, 2010, occupancy has increased to 187 units, or 79% physical occupancy, and an additional eleven leases are pending.  Based on the level of leasing activity resulting from the change in the mix of affordable and market rate tenants, the Partnership continues to believe that Woodland is capable of reaching stabilization. In the first nine months of 2010, Net Operating Income was $160,000 on net revenue of approximately $743,000.

Consolidated VIEs

Bent Tree – Bent Tree Apartments is located in Columbia, South Carolina.   In the first nine months of 2010, Net Operating Income was $458,000 as compared to $387,000 in 2009.  This increase was the result of increased economic occupancy and a decrease in salaries expense and real estate taxes.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2010.

Fairmont Oaks – Fairmont Oaks Apartments is located in Gainesville, Florida.  In the first nine months of 2010, Net Operating Income was $481,000 as compared to $479,000 in 2009.  Net Operating Income was flat as a result of a decrease in rental revenues offset by a decrease in salaries expense and utilities expense.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2010.

Iona Lakes – Iona Lakes Apartments is located in Fort Myers, Florida.  In the first nine months of 2010, Net Operating Income was $746,000 as compared to $607,000 in 2009.  This increase was directly related to an increase in economic occupancy and a decrease in real estate taxes.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2010.

Lake Forest – Lake Forest Apartments is located in Daytona Beach, Florida.  In the first nine months of 2010, Net Operating Income was $487,000 as compared to $452,000 in 2009.  This increase was a direct result of higher economic occupancy along with a decrease in salaries expense.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2010.

Residences of DeCordova – This property is a senior (55+) affordable housing project located in Granbury, Texas in the Dallas-Fort Worth area.  Construction was completed in April 2009 and lease-up continues, however, the property has not yet reached stabilization which is defined in the bond documents as the generation of a 1.15:1 debt service coverage ratio for six straight months.  In January 2010, the Partnership issued a Notice of Default through the bond trustee to begin foreclosure procedures in order to remove the limited partner. Such notice was issued in February 2010 and the foreclosure was completed in March 2010. Through this process the Partnership has removed the limited partner which will allow the property owner to “re-syndicate” the low income housing tax credits (“LIHTCs”) to a new limited partner thereby providing additional capital to the project. The Partnership believes that, if this can be accomplished, such new equity would be sufficient to allow for the current bonds to remain in place and operations be funded through an extended lease-up period. Until such time as additional capital, through the re-syndication of the LIHTCs, is contributed, the full impact of these developments will not be known.  At the request of the Partnership, in April 2010, the property owner reduced the number of units set aside for affordable tenants to 60% and began leasing 30 units to market rate tenants.  As of September 30, 2010, the property had 50 units leased out of total available units of 76, or approximately 66% physical occupancy and an additional eight leases are pending. As of December 31, 2009, the property had 31 units leased out of total available units of 76, or 41% physical occupancy. Based on the level of leasing activity resulting from the change in the mix of affordable and market rate tenants, the Partnership continues to believe that DeCordova is capable of reaching stabilization.  In the first nine months of 2010, DeCordova realized a Net Operating Loss of $134,000 on net revenue of approximately $225,000.

Residences at Weatherford. Residences at Weatherford are currently under construction and will contain 76 units upon completion. This property is a senior (55+) affordable housing project located in Weatherford, Texas in the Dallas-Fort Worth area. At this time infrastructure construction activities have been substantially completed but no construction has begun on the actual apartment buildings.  In January 2010, the Partnership issued a Notice of Default through the bond trustee and began foreclosure procedures to remove the limited partner. Such notice was issued in February 2010 and the foreclosure was completed in March 2010. Through this process the Partnership has removed the limited partner which will allow the property owner to recapitalize the property by pursuing an alternative plan of financing.  Specifically, the Partnership has worked with the general partner of the owner to identify available Tax Credit Assistance Program (“TCAP”) funding through application to the Texas Department of Housing and Community Affairs (“TDHCA”). In March 2010 a TCAP Written Agreement with TDHCA was approved and entered into which committed TCAP funds to the project pending the completion of formal agreements.  Formal agreements and funding were originally expected to be completed in the second quarter of 2010, however, the process was delayed due to the large number of transactions involving TDHCA to be closed.  During the delay TDHCA identified certain issues in funding and compliance with other projects in which the General Partner of Residences at Weatherford is involved.  As a result of these issues, in October 2010, TDHCA issued a Notice of Termination of TCAP Funding to the General Partner.  Together with the General Partner, the Company has appealed the termination and will meet with the TDHCA Board in November 2010.  Based on the termination notice, the Company has determined that the property fixed assets of Residences at Weatherford and the associated tax-exempt mortgage revenue bond which is eliminated in consolidation are impaired.  As of September 30, 2010 the property fixed assets, consisting of land and land improvements, and the associated tax-exempt mortgage revenue bond owned by the Partnership have been written down.  The resulting impairment charge of approximately $2.7 million is attributable to the BUC holders.  Should the appeal related to the TCAP Funding not be successful, the Company expects to foreclose on the current ownership and would seek to liquidate all assets of Weatherford.

MF Properties

Commons at Churchland – Commons at Churchland is located in Chesapeake, Virginia.  In the first nine months of 2010, Net Operating Income was $439,000 as compared to $413,000 in 2009.  This increase was the result of increased economic occupancy and a decrease in utilities expense.

Eagle Ridge – Eagle Ridge Townhomes is located in Erlanger, Kentucky.  In the first nine months of 2010, Eagle Ridge’s operations resulted in Net Operating Income of $161,000 as compared to $87,000 in 2009.  This increase was the result of higher economic occupancy, decrease in bad debt write-offs, and a decrease in utilities expense.

Glynn Place – Glynn Place Apartments is located in Brunswick, Georgia.  In the first nine months of 2010, Glynn Place Apartments’ operations resulted in Net Operating Income of $221,000 as compared to $188,000 in 2009.  This increase was the result of a decrease in salaries expense, utilities expense and repair and maintenance expenses.

Greens of Pine Glen – Greens of Pine Glen Apartments is located in Durham, North Carolina. This property was purchased in February of 2009. In the first nine months of 2010, Greens of Pine Glen’s operations resulted in Net Operating Income of $382,000 as compared to $163,000 in 2009.  This increase is a direct result of a decrease in acquisition costs incurred in 2009, not replicated in 2010.

Meadowview – Meadowview Apartments is located in Highland Heights, Kentucky.  In the first nine months of 2010, Meadowview’s operations resulted in Net Operating Income of $269,000 as compared to $287,000 in 2009.  This decrease was a result of an increase in insurance expense.

The following three properties are subject to a sales agreement that does not meet accounting standards for treatment as a sale.  As a result the Company continues to consolidate these Ohio Properties as if they were owned.

Crescent Village – Crescent Village Townhomes is located in Cincinnati, Ohio.  In the first nine months of 2010, Crescent Village’s operations resulted in Net Operating Income of $92,000 as compared to $262,000 in 2009.   This decrease was the result of increased professional services expense and acquisition costs paid in second quarter 2010 related to the executed sale agreement.

Postwoods – Postwoods Townhomes (f/k/a Postwoods I and Postwoods II) is located in Reynoldsburg, Ohio.  In the first nine months of 2010, Postwoods operations resulted in Net Operating Income of $209,000 as compared to $523,000 in 2009.  This decrease was a result of a decrease in economic occupancy along with an increase in salary, advertising expenses and acquisition costs paid in second quarter 2010 related to the executed sale agreement.

Willow Bend – Willow Bend Townhomes is located in Columbus (Hilliard), Ohio.  In the first nine months of 2010, Willow Bend’s operations resulted in Net Operating Income of $115,000 as compared to $273,000 in 2009.  This decrease was a result of lower property revenue due to a decrease in economic occupancy and acquisition costs paid in second quarter 2010 related to the executed sale agreement.

Results of Operations

Consolidated Results of Operations

The following discussion of the Company’s results of operations for the three and nine months ended September 30, 2010 and 2009 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009 (Consolidated)
Change in Results of Operations

	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009	Dollar Change
Revenues:
Property revenues	$3,698,181	$3,872,079	$(173,898)
Mortgage revenue bond investment income	2,011,059	1,019,970	991,089
Gain on sale of assets held for sale	-	862,865	(862,865)
Other income	112,400	22,587	89,813
Total Revenues	5,821,640	5,777,501	44,139

Expenses:
Real estate operating (exclusive of items shown below)	2,282,147	2,615,013	(332,866)
Asset impairment charge - Weatherford	2,716,330	-	2,716,330
Depreciation and amortization	1,430,847	1,387,032	43,815
Interest	1,184,293	1,062,181	122,112
General and administrative	637,624	508,647	128,977
Total Expenses	8,251,241	5,572,873	2,678,368

Net income (loss)	(2,429,601)	204,628	(2,634,229)
Less: net loss attributable to noncontrolling interest	221,878	1,721	220,157
Net (loss) income - America First Tax Exempt Investors, L. P.	$(2,207,723)	$206,349	$(2,414,072)

Property revenues.  Property revenues decreased mainly as a result of Ashley Square and Cross Creek Apartments no longer being reported as Consolidated VIEs in 2010.  Accordingly, no revenues from the operation of these properties were included in property revenues reported by the Company in the third quarter of 2010 compared to approximately $379,000 of property revenues from these properties that were reported in the third quarter of 2009. The decline in property revenue due to the deconsolidation of Ashley Square and Cross Creek was partially offset by an increase of approximately $89,000 in property revenues generated by Residences at DeCordova which became a Consolidated VIE on March 1, 2010. Increased economic occupancy in the third quarter of 2010 compared to the third quarter of 2009 resulted in higher revenues for the Consolidated VIEs which accounted for the remaining change.  The MF Properties averaged $617 per unit in monthly rent in 2010 as compared with $607 per unit in 2009.  Economic occupancy at the MF Properties was 83% during the third quarter of 2010 and 2009.  The Consolidated VIEs averaged $572 per unit in monthly rent in 2010 as compared to $535 per unit in 2009.  Economic occupancy of the Consolidated VIEs for the quarter was 73% in 2010 and 68% in 2009.

Mortgage revenue bond investment income.  Mortgage revenue bond investment income increased during the third quarter of 2010 compared to the third quarter of 2009 due to several offsetting factors. The deconsolidation of Ashley Square and Cross Creek Apartments increased investment income by approximately $229,000. These properties are no longer treated as a Consolidated VIEs as of January 1, 2010, therefore the interest paid to the Company on the tax-exempt bonds is no longer eliminated in consolidation.  In addition, the Company realized additional tax-exempt interest income of approximately $920,000 due to the acquisition of three tax-exempt bonds, South Park Ranch Apartments, Brookstone Apartments and Villages at Lost Creek that were not owned during the third quarter of 2009. These increases were offset by interest income from Residences at DeCordova and Residences at Weatherford which became Consolidated VIEs on March 1, 2010. The interest income related to the bonds is now eliminated in consolidation.  The elimination of DeCordova and Weatherford interest in the quarter totaled approximately $143,000.

    Gain on assets held for sale. In September 2009, the Partnership sold the Oak Grover Commons apartments, an asset held for sale, to an unaffiliated party for $3.75 million. After the deduction of selling expenses, commissions and cash advances made to the property, the Partnership realized a taxable gain of approximately $863,000 from the sale.  There was no similar transaction in 2010.

    Other income.  Other income is comprised mainly of interest income on taxable loans held by the Company.  The increase in other interest income is attributable to higher levels of taxable loans outstanding in 2010.

    Real estate operating expenses.  Real estate operating expenses associated with the MF Properties and the Consolidated VIEs is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  When comparing the third quarter of 2010 to the third quarter of 2009, the decrease in real estate operating expenses was the result of offsetting factors.  The deconsolidation of Ashley Square and Cross Creek Apartments reduced real estate operating expenses by approximately $391,000. This decrease was offset by an approximate $130,000 increase in expenses due to the consolidation of DeCordova and Weatherford. The remaining decrease is related to reductions of variable property expenses.

    Asset impairment charge - Weatherford.  In October 2010, TDHCA issued a Notice of Termination of TCAP Funding to the General Partner of Residences at Weatherford (See Note 5 and discussion above).  Based on the termination notice, the Company has determined that the property fixed assets of Residences at Weatherford and the associated tax-exempt mortgage revenue bond which is eliminated in consolidation are impaired.  As of September 30, 2010 the property fixed assets, consisting of land and land improvements, and the associated tax-exempt mortgage revenue bond owned by the Partnership have been written down.  The resulting impairment charge of approximately $2.7 million is attributable to the BUC holders.  Should the appeal related to the TCAP Funding not be successful, the Company expects to foreclose on the current ownership and would seek to liquidate all assets of Weatherford.

    Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the apartment properties of the Consolidated VIEs and the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization written off upon retirement of the BOA Credit Facility in addition to new amortization of finance costs related to the closing of the TEBS Credit Facility. The increase in depreciation and amortization expense from the third quarter of 2009 to the third quarter of 2010 is attributable to a depreciation expense increase of approximately $63,000 due the consolidation of DeCordova and an increase of approximately $179,000 in deferred financing cost amortization, This was offset by a decrease of approximately $36,000 in in-place lease amortization which are fully amortized, and an approximate $179,000 decrease due to deconsolidation of Ashley Square and Cross Creek Apartments.

    Interest expense. Interest expense increased approximately $133,000 during the third quarter 2010 compared to the third quarter 2009.  The increase was due to offsetting factors.  The Company’s borrowing cost decreased from approximately 4.0% per annum in 2009 to approximately 3.8% per annum in 2010 resulting in an approximate decrease of $39,000 in the quarter.  Offsetting this was the approximate $205,000 increase which was the result of the mark to market adjustment of the Company’s derivatives.  These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.

General and administrative expenses.  General and administrative expenses increased mainly due to changes in salary expenses and administration fees.  Administration fees paid to AFCA 2 increased approximately $177,000 as the Company has a higher level of invested assets and taxable loans in 2010. Offsetting this increase was a salary expense decrease due to bonuses paid in 2009.

Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009 (Consolidated)
Change in Results of Operations

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009	Dollar Change
Revenues:
Property revenues	$10,948,483	$11,526,594	$(578,111)
Mortgage revenue bond investment income	5,029,943	3,022,865	2,007,078
Gain on sale of assets held for sale	-	862,865	(862,865)
Gain on early extinquishment of debt	438,816	-	438,816
Other income	325,226	74,481	250,745
Total Revenues	16,742,468	15,486,805	1,255,663

Expenses:
Real estate operating (exclusive of items shown below)	7,430,764	7,555,922	(125,158)
Asset impairment charge - Weatherford	2,716,330	-	2,716,330
Depreciation and amortization	3,868,105	4,646,940	(778,835)
Interest	3,029,572	3,218,379	(188,807)
General and administrative	1,736,400	1,409,810	326,590
Total Expenses	18,781,171	16,831,051	1,950,120

Income (loss) from continuing operations	(2,038,703)	(1,344,246)	(694,457)
Income from discontinued operations	-	26,734,754	(26,734,754)
Net (loss) income	(2,038,703)	25,390,508	(27,429,211)
Less: net loss attributable to noncontrolling interest	745,086	8,545	736,541
Net (loss) income - America First Tax Exempt Investors, L. P.	$(1,293,617)	$25,399,053	$(26,692,670)

    Property revenues.  Property revenues decreased mainly as a result of Ashley Square and Cross Creek Apartments no longer being reported as Consolidated VIEs in 2010.  Accordingly, no revenues from the operation of these properties were included in property revenues reported by the Company in the first nine months of 2010 compared to approximately $1.0 million of property revenues from these properties that were reported in the first nine months of 2009. The decline in property revenue due to the deconsolidation of Ashley Square and Cross Creek was partially offset by an increase of approximately $320,000 in property revenues generated by DeCordova which became a VIE on March 1, 2010 and the Greens of Pine Glen which was owned for the entire nine months of 2010 compared to seven months in 2009. The remaining difference is due to changes in economic occupancy and concessions. The MF Properties averaged $608 per unit in monthly rent in 2010 as compared with $593 per unit in 2009.  Economic occupancy at the MF Properties was 83% during the first nine months of 2010 as compared to 84% in the first nine months of 2009.  The Consolidated VIEs averaged $574 per unit in monthly rent in 2010 as compared to a $560 per unit average monthly rent for 2009.  Economic occupancy of the Consolidated VIEs was 73% in the first nine months of 2010 and 72% in the first nine months of 2009.

Mortgage revenue bond investment income.  Mortgage revenue bond investment income increased during the first nine months of 2010 compared to the first nine months of 2009 due to several offsetting factors. The deconsolidation of Ashley Square and Cross Creek Apartments increased investment income by approximately $746,000. These properties are no longer treated as a Consolidated VIEs as of January 1, 2010, therefore the interest paid to the Company on the tax-exempt bonds is no longer eliminated in consolidation.  In addition, the Company realized additional tax-exempt interest income of approximately $1.8 million due to the acquisition of three tax-exempt bonds, South Park Ranch Apartments, Brookstone Apartments and Villages at Lost Creek that were not owned during some or all of 2009. These increases were offset by two items. First, in March 2010 DeCordova and Weatherford became Consolidated VIEs, therefore, the interest income related to the bonds is now eliminated in consolidation.  The elimination of DeCordova and Weatherford interest in the seven months totaled approximately $335,000.  Second, in 2009 interest income of approximately $164,000 was recorded related to the Oak Grove and Prairiebrook bonds which were not held in 2010.

    Gain on assets held for sale. In September 2009, the Partnership sold the Oak Grover Commons apartments, an asset held for sale, to an unaffiliated party for $3.75 million. After the deduction of selling expenses, commissions and cash advances made to the property, the Partnership realized a taxable gain of approximately $863,000 from the sale. There was no similar transaction in 2010.

    Gain on early extinguishment of debt.  In June 2010 the Company had the opportunity to acquire at a discount, and thereby retire, the $12.8 million outstanding mortgage debt secured by the Ohio Properties.  The early extinguishment of this debt resulted in a gain of approximately $435,000. There was no similar transaction in 2009.

Other income.  Other income is comprised mainly of interest income on taxable loans held by the Company.  The increase in other interest income is attributable to higher levels of taxable loans outstanding in 2010.

    Real estate operating expenses.  Real estate operating expenses associated with the MF Properties and the Consolidated VIEs is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  When comparing the first nine months of 2010 to the first nine months of 2009, a decrease of approximately $922,000 in real estate operating expenses is the result of the Ashley Square and Cross Creek Apartments deconsolidation and approximately $198,000 is attributable to decreases in MF Properties acquisition related expenses. These decreases are offset by approximately $295,000 of expenses due to the DeCordova and Weatherford consolidation, approximately $231,000 of administrative fees, and approximately $554,000 acquisition costs paid by the Ohio Properties. The acquisition costs were incurred by the Ohio Property owners represents expenses of non-controlling interests. In addition, reductions in VIE related real estate taxes and insurance claim reimbursements supports the remaining decrease.

           Asset impairment charge - Weatherford.  In October 2010, TDHCA issued a Notice of Termination of TCAP Funding to the General Partner of Residences at Weatherford (See Note 5 and discussion above).  Based on the termination notice, the Company has determined that the property fixed assets of Residences at Weatherford and the associated tax-exempt mortgage revenue bond which is eliminated in consolidation are impaired.  As of September 30, 2010 the property fixed assets, consisting of land and land improvements, and the associated tax-exempt mortgage revenue bond owned by the Partnership have been written down.  The resulting impairment charge of approximately $2.7 million is attributable to the BUC holders.  Should the appeal related to the TCAP Funding not be successful, the Company expects to foreclose on the current ownership and would seek to liquidate all assets of Weatherford.

Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the apartment properties of the Consolidated VIEs and the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization written off upon retirement of the BOA Credit Facility in addition to new amortization of finance costs related to the closing of the TEBS Credit Facility. The decrease in depreciation and amortization expense from the first nine months  of 2009 to the first nine months  of 2010 is attributable to a decrease of approximately $65,000 in deferred financing cost amortization, a decrease of approximately $648,000 in in-place lease amortization, and an approximate $392,000 decrease due to deconsolidation of Ashley Square and Cross Creek Apartments. These were offset by a depreciation expense increase of approximately $146,000 due the consolidation of DeCordova and an increase of approximately $177,000 due to depreciation on assets added to the existing MF Properties and Consolidated VIEs.

Interest expense.  The decrease in interest expense during the first nine months of 2010 as compared to the first nine months of 2009 was due to offsetting factors.  The Company’s borrowing cost increased from approximately 3.3% per annum in 2009 to approximately 4.0% per annum in 2010 resulting in an approximate increase of $461,000 in 2010.  Partially offsetting this increase was an approximate $408,000 decrease resulting from the decrease in the average principal of outstanding debt.  Additionally, an approximate $334,000 decrease was the result of the mark to market adjustment of the Company’s derivatives.  These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.

General and administrative expenses.  General and administrative expenses increased mainly due to increased professional fees and administration fees.  Professional fees increased approximately $172,000 due mainly to accounting, legal and other professional fees associated with the process the Company utilized to respond to a comment letter received by the Company from the Securities Exchange Commission in the first quarter of 2010.  Additional professional fees were also incurred for accounting consultation regarding the implementation of new accounting standards in 2010.  Administration fees paid to AFCA 2 increased approximately $240,000 as the Company has a higher level of invested assets and taxable loans in 2010. Offsetting these expenses was a reduction in salary expense due to one-time bonuses paid in 2009.

Partnership Only Results of Operations

The following discussion of the Partnership’s results of operations for the three and nine months ended September 30, 2010 and 2009 reflects the operations of the Partnership without the consolidation of any VIEs during either period under the GAAP consolidation rules then in effect.  This information is used by management to analyze the Partnership’s operations and is reflective of the consolidated operations of the Tax-Exempt Bond Investments segment and the MF Properties segment as presented Note 13 to the financial statements.

Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009 (Partnership Only)
Changes in Results of Operations

	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009	Dollar Change
Revenues:
Property revenues	$1,818,580	$1,812,213	$6,367
Mortgage revenue bond investment income	2,895,218	2,051,262	843,956
Gain on sale of assets held for sale	-	862,865	(862,865)
Other income	112,400	22,587	89,813
Total Revenues	4,826,198	4,748,927	77,271
Expenses:
Real estate operating (exclusive of items shown below)	1,002,705	1,015,334	(12,629)
Asset impairment charge - Weatherford	2,716,330	-	2,716,330
Depreciation and amortization	852,523	709,665	142,858
Interest	1,184,293	1,062,181	122,112
General and administrative	637,624	508,647	128,977
Total Expenses	6,393,475	3,295,827	3,097,648
Net (loss) income	(1,567,277)	1,453,100	(3,020,377)
Less: net loss attributable to noncontrolling interest	221,878	1,721	220,157
Net (loss) income - America First Tax Exempt Investors, L.P.	$(1,345,399)	$1,454,821	$(2,800,220)

Property revenues.  Property revenues reported by the Partnership are only those of the MF Properties and were flat quarter over quarter.  The MF Properties averaged $617 per unit in monthly rent in the third quarter of 2010 as compared with $607 per unit in the third quarter of 2009. Economic occupancy at the MF Properties was 83% during the third quarter of 2010 and 2009.

Mortgage revenue bond investment income.  The majority of the increase in mortgage revenue bond investment income during the third quarter of 2010 compared to third quarter of 2009 is a result of approximately $920,000 in additional tax-exempt interest payments received in 2010 due to the acquisition of new tax-exempt bonds, South Park Ranch Apartments, Brookstone Apartments, and Villages of Lost Creek. This was partially offset by the approximate $57,000 interest reduction due to the reduction of bond principal for Ashley Square, Bent Tree and Lake Forest bonds.

    Gain on assets held for sale. In September 2009, the Partnership sold the Oak Grover Commons apartments, an asset held for sale, to an unaffiliated party for $3.75 million. After the deduction of selling expenses, commissions and cash advances made to the property, the Partnership realized a taxable gain of approximately $863,000 from the sale.  There was no similar transaction in 2010.

    Other interest income.  Other interest income is comprised mainly of interest income on taxable loans held by the Company.  The increase in other interest income is attributable to higher levels of taxable loans outstanding in 2010.

    Real estate operating expenses.  Real estate operating expenses associated with the MF Properties are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees.  Real estate operating expenses were flat when comparing third quarter 2010 with third quarter 2009. The change is a result of normal operations.

    Asset impairment charge - Weatherford.  In October 2010, TDHCA issued a Notice of Termination of TCAP Funding to the General Partner of Residences at Weatherford (See Note 5 and discussion above).  Based on the termination notice, the Company has determined that the property fixed assets of Residences at Weatherford and the associated tax-exempt mortgage revenue bond which is eliminated in consolidation are impaired.  As of September 30, 2010 the property fixed assets, consisting of land and land improvements, and the associated tax-exempt mortgage revenue bond owned by the Partnership have been written down.  The resulting impairment charge of approximately $2.7 million is attributable to the BUC holders.  Should the appeal related to the TCAP Funding not be successful, the Company expects to foreclose on the current ownership and would seek to liquidate all assets of Weatherford.

    Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization written off upon retirement of the BOA Credit Facility in addition to new amortization of finance costs related to the closing of the TEBS Credit Facility. The increase in depreciation and amortization expense from the third quarter of 2009 to the third quarter of 2010 is attributable to an increase of approximately $179,000 in deferred financing cost amortization and a decrease of approximately $36,000 in in-place lease amortization.

    Interest expense. Interest expense increased approximately $133,000 during the third quarter 2010 compared to the third quarter 2009.  The increase was due to offsetting factors.  The Company’s borrowing cost decreased from approximately 4.0% per annum in 2009 to approximately 3.8% per annum in 2010 resulting in an approximate decrease of $39,000.  Offsetting this was a decrease of approximately $205,000 as the result of the mark to market adjustment of the Company’s derivatives.  These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.

General and administrative expenses.  General and administrative expenses increased mainly due to changes in professional fees, salary expenses, and administration fees.  Administration fees paid to AFCA 2 increased approximately $177,000 as the Company has a higher level of invested assets and taxable loans in 2010.  Offsetting this increase was a salary expense decrease due to one-time bonuses paid in 2009.

Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009 (Partnership Only)
Changes in Results of Operations

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009	Dollar Change
Revenues:
Property revenues	$5,401,098	$5,283,154	$117,944
Mortgage revenue bond investment income	7,638,730	8,821,346	(1,182,616)
Gain on sale of assets held for sale	-	862,865	(862,865)
Gain on early debt retirement of debt	438,816	-	438,816
Other income (loss)	335,260	(53,014)	388,274
Total Revenues	13,813,904	14,914,351	(1,100,447)
Expenses:
Real estate operating (exclusive of items shown below)	3,750,640	3,092,047	658,593
Asset impairment charge - Weatherford	2,716,330	-	2,716,330
Property loan loss	-	294,999	(294,999)
Depreciation and amortization	2,185,546	2,786,053	(600,507)
Interest	3,029,572	3,299,933	(270,361)
General and administrative	1,736,400	1,409,810	326,590
Total Expenses	13,418,488	10,882,842	2,535,646
Net income	395,416	4,031,509	(3,636,093)
Less: net loss attributable to noncontrolling interest	745,086	8,545	736,541
Net income - America First Tax Exempt Investors, L.P.	$1,140,502	$4,040,054	$(2,899,552)

Property revenues.  Property revenues reported by the Partnership are only those of the MF Properties.  The overall increase was the result of two offsetting items.  An increase of approximately $137,000 is related to the Greens of Pine Glen which was owned for the entire first nine months of 2010 compared to seven months in 2009.  The MF Properties averaged $608 per unit in monthly rent in 2010 as compared with $593 per unit in 2009.  Economic occupancy at the MF Properties was 83% during the first nine months of 2010 as compared to 84% in the first nine months of 2009.

Mortgage revenue bond investment income.  The decrease in mortgage revenue bond investment income during the first nine months of 2010 compared to 2009 is mainly the result of the redemption of the tax-exempt mortgage revenue bonds secured by Ashley Pointe at Eagle Crest, Woodbridge Apartment of Bloomington III and Woodbridge Apartments of Louisville II in February 2009.  These bond redemptions resulted in the recognition of $2.5 million of contingent and deferred interest plus approximately $313,000 of regular bond interest in 2009.  In addition, approximately $164,000 of interest income was recorded in 2009 related to the Oak Grove and Prairiebrook bonds which were not held in 2010. These decreases were partially offset by additional tax-exempt interest payments of approximately $1.8 million received by the Partnership during the first nine months of 2010 due to the acquisition of new tax-exempt bonds on Cross Creek Apartments, South Park Ranch Apartments, Brookstone Apartments, and Villages at Lost Creek.

    Gain on assets held for sale. In September 2009, the Partnership sold the Oak Grover Commons apartments, an asset held for sale, to an unaffiliated party for $3.75 million. After the deduction of selling expenses, commissions and cash advances made to the property, the Partnership realized a taxable gain of approximately $863,000 from the sale.  There was no similar transaction in 2010.

    Gain on early extinguishment of debt. In June 2010, the Partnership had the opportunity to acquire at a discount, and thereby retire, the $12.8 million outstanding mortgage debt secured by the Ohio Properties.  The early extinguishment of this debt resulted in a gain of approximately $435,000.

Other interest income.  Other interest income is comprised mainly of interest income on taxable loans held by the Company.  The increase in other interest income is attributable to higher levels of taxable loans outstanding in 2010.

    Real estate operating expenses.  Real estate operating expenses associated with the MF Properties are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees.  Real estate operating expenses increased as a result of approximately $231,000 in additional administrative fees and approximately $544,000 in acquisition costs paid by the Ohio Properties during the first nine months of 2010. The acquisition costs incurred in 2010 by the Ohio Property owners represent expenses of non-controlling interests. These increases were offset decreases in MF Properties 2009 acquisition related expenses of approximately $198,000 to that did not recur in 2010. The remaining difference is directly related to increased variable expenses.

    Asset impairment charge - Weatherford.  In October 2010, TDHCA issued a Notice of Termination of TCAP Funding to the General Partner of Residences at Weatherford (See Note 5 and discussion above).  Based on the termination notice, the Company has determined that the property fixed assets of Residences at Weatherford and the associated tax-exempt mortgage revenue bond which is eliminated in consolidation are impaired.  As of September 30, 2010 the property fixed assets, consisting of land and land improvements, and the associated tax-exempt mortgage revenue bond owned by the Partnership have been written down.  The resulting impairment charge of approximately $2.7 million is attributable to the BUC holders.  Should the appeal related to the TCAP Funding not be successful, the Company expects to foreclose on the current ownership and would seek to liquidate all assets of Weatherford.

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

    Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization written off upon retirement of the BOA Credit Facility in addition to new amortization of finance costs related to the closing of the TEBS Credit Facility. The decrease in depreciation and amortization expense from the first nine months of 2009 to the first nine months of 2010 is attributable to a decrease of approximately $65,000 in deferred financing cost amortization and a decrease of approximately $648,000 in in-place lease amortization which are fully amortized. The remaining difference is directly related to an increase in depreciation expense on the existing MF Properties due to newly capitalized assets.

    Interest expense.  The decrease in interest expense was due to offsetting factors.  The Company’s borrowing cost increased from approximately 3.3% per annum in 2009 to approximately 4.0% per annum in 2010 resulting in an approximate increase of $461,000.  Offsetting this increase were decreases of approximately $408,000 resulting from a lower average outstanding debt principal and approximately $334,000 as a result of the mark to market adjustment of the Company’s derivatives.  These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.

General and administrative expenses.  General and administrative expenses increased mainly due to increased professional fees and administration fees.  Professional fees increased approximately $172,000 due mainly to accounting, legal and other professional fees associated with the process the Company utilized to respond to a comment letter received by the Company from the Securities Exchange Commission in the first quarter of 2010.  Additional professional fees were also incurred for accounting consultation regarding the implementation of new accounting standards in 2010.  Administration fees paid to AFCA 2 increased approximately $240,000 as the Company has a higher level of invested assets and taxable loans in 2010. Offsetting these expenses was a reduction in salary expense due to one-time bonuses paid in 2009.

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

Other sources of cash available to the Partnership include debt financing and the sale of additional BUCs.  As of September 1, 2010, the Partnership and its Consolidated Subsidiary ATAX TEBS I, LLC, entered into a number of agreements relating to a new long-term debt financing facility provided through the securitization of thirteen tax-exempt mortgage revenue bonds pursuant to Freddie Mac’s TEBS program. The gross proceeds from TEBS Financing were approximately $95.8 million.  After the payment of transaction expenses the Company received net proceeds from the TEBS Financing of approximately $90.4 million.  The Company applied approximately $49.5 million of these net proceeds to repay the entire outstanding principal of, and accrued interest on, its secured term loan from Bank of America.

The TEBS Financing essentially provides the Company with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term tax-exempt rates.  Under the TEBS Financing, the Company transferred the thirteen bonds, with a total outstanding principal amount of approximately $125.6 million, to ATAX TEBS I, LLC, a special purpose entity controlled by the Company (the “Sponsor”).  In order to meet Freddie Mac’s underwriting requirements with respect to the multifamily apartment properties financed by certain of the Bonds, the Sponsor was required to first place eight of the Bonds, with a total outstanding principal of approximately $70.5 million, into a separate custodial trust with The Bank of New York Mellon Trust Company, N.A. (the “Custodial Trust”) that issued senior and subordinated custody receipts (“Custody Receipts”) representing beneficial interests in the Bonds held in the Custodial Trust to the Sponsor.  The subordinated Custody Receipts with a total principal amount of approximately $9.5 million were retained by the Sponsor.  The senior Custody Receipts, with a total principal amount of approximately $61.0 million, along with the remaining five Bonds that were not placed into the Custodial Trust, with a total principal amount of approximately $55.1 million, were then securitized by transferring these assets to Freddie Mac in exchange for tax-exempt Class A and Class B Freddie Mac Multifamily Variable Rate Certificates (collectively, the “TEBS Certificates”) issued by Freddie Mac.  The TEBS Certificates represent beneficial interests in the securitized assets held by Freddie Mac.

The Class A TEBS Certificates were issued in an initial principal amount of $95.8 million and were sold through a placement agent to unaffiliated investors.  The Class B TEBS Certificates were issued in an initial principal amount of $20.3 million and were retained be the Sponsor.  The holders of the Class A TEBS Certificates are entitled to receive regular payments of interest from Freddie Mac at a variable rate which resets periodically based on the weekly SIFMA floating index rate plus certain Facility Fees.  As of closing, the SIFMA rate was equal to 0.25% and the total Facility Fees were 1.9%, resulting in a total initial cost of borrowing of 2.15%.  As of September 30, 2010, the SIFMA rate was equal to 0.27% resulting in a total cost of borrowing of 2.17%.

Payment of interest on the Class A TEBS Certificates will be made from the interest payments received by Freddie Mac from the Bonds and Senior Custody Receipts held by Freddie Mac on designated interest payment dates prior to any payments of interest on the Class B TEBS Certificates held by the Sponsor.  As the holder of the Class B TEBS Certificates, the Sponsor is not entitled to receive interest payments on the Class B TEBS Certificates at any particular rate, but will be entitled to all payments of principal and interest on the Bonds and Senior Custody Receipts held by Freddie Mac after payment of principal and interest due on the Class A TEBS Certificates and payment of all Facility Fees and associated expenses.  Accordingly, the amount of interest paid to the Sponsor on the Class B TEBS Certificates is expected to vary over time, and could be eliminated altogether, due to fluctuations in the interest rate payable on the Class A TEBS Certificates, Facility Fees, expenses and other factors.

Freddie Mac has guaranteed payment of scheduled principal and interest payments on the Class A TEBS Certificates and also guarantees payment of the purchase price of any Class A TEBS Certificates that are tendered to Freddie Mac in accordance with their terms but which cannot be remarketed to new holders within five business days.  The Sponsor has pledged the Class B TEBS Certificates to Freddie Mac to secure certain reimbursement obligations of the Sponsor to Freddie Mac.  The Company also entered into various subordination and intercreditor agreements with Freddie Mac under which Company has subordinated its rights and remedies with respect to the taxable mortgage loans made by it to the owners of properties securing certain of the Bonds to the rights of Freddie Mac as the holder of the Bonds.

For financial reporting purposes, the TEBS Financing is presented by the Company as a secured financing.

Prior to the closing of the TEBS Financing, the Company had outstanding debt financing of $54.8 million consisting of two credit facilities. The first credit facility was with Bank of America and had an outstanding balance of $49.3 million (the “BOA Facility”).  As noted above, the BOA Facility was repaid with proceeds from the TEBS Financing.  The second credit facility was with Omaha State Bank and had an outstanding balance of $5.5 million (the “OSB Facility”).  The OSB Facility was repaid prior to the execution of the TEBS Financing.

The TEBS Financing offers several advantages over the Company’s previous credit facilities which, over time, are expected to positively impact the generation of CAD.  These advantages include:
•	a longer term thereby addressing the previous refinancing risks,
•	better balance sheet leverage thereby providing additional funds for investment, and
•	a lower initial cost of borrowing.

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

The Partnership’s principal uses of cash are the payment of distributions to BUC holders, interest and principal on debt financing and general and administrative expenses. The Partnership also uses cash to acquire additional investments.  Distributions to BUC holders may increase or decrease at the determination of the General Partner.  Distributions to BUC holders depend primarily upon the amount of base and contingent interest received on the Company’s tax-exempt mortgage revenue bonds and cash received from other investments, the amount of borrowings and the effective interest rate of these borrowings, and the amount of the Partnership’s undistributed cash.  Recently, cash generated by the Partnership’s investments has not been sufficient to fund such expenditures and distributions without utilizing cash reserves to supplement the deficit.  See discussion below regarding “Cash Available for Distribution.”  The Partnership continued distributions during the quarter at an annual rate of $0.50 per BUC.  Although CAD generated in recent quarters has not been sufficient to fully fund distributions at this rate without utilizing the Partnership’s cash reserves to supplement the deficit, the General Partner believes that distributions at the current level are sustainable.  However, if the Partnership is unable generate CAD at levels in excess of the annual distribution; such distribution amount may need to be reduced.

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

On a consolidated basis, cash provided by operating activities for the first nine months of 2010 as compared to first nine months of 2009, decreased approximately $6.1 million due to changes in working capital components.  Cash from investing activities decreased approximately $56.0 million for first nine months of 2010 as compared to 2009.  The largest change in investing activities relates to $32.0 million in cash proceeds realized in the first quarter of 2009 from the early redemption of the bonds on Ashley Pointe, Woodbridge – Louisville and Woodbridge – Bloomington.  No proceeds from the sale or redemption of investments were realized in 2010.  Restricted cash increased approximately $19.8 million in 2010 as compared to a decrease in restricted cash in 2009 of approximately $7.0 million resulting in an increase in cash utilized of approximately $26.8 million.  Net cash utilized for the acquisition of new investments in bonds, property partnerships, and other assets totaled approximately $17.0 million in 2010 compared to approximately $22.5 million in 2009 resulting in a decrease in cash utilized for investments of approximately $5.5 million.  Cash from financing activities increased approximately $73.2 million for the first nine months of 2010 as compared to the first nine months of 2009.  Cash provided by debt financings increased approximately $45.8 million in 2010 as compared to 2009.  Net cash provided by the sale of additional BUCs increased $25.5 million in 2010 over 2009.  Principal payments on debt declined approximately $9.5 million in 2010 as compared to 2009.  Cash used for interest rate derivatives and financing costs increased approximately $5.3 million and cash used for distributions increased approximately $2.2 million accounting for the remaining change in cash from financing activities.  The main transactions driving the changes in financing cash flows were the TEBS Financing closed in September and the sale of additional BUCs closed in April.

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

During June 2010, the Company completed a sales transaction whereby four of the MF Properties, the Ohio Properties, were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity (See Note 5).  As part of the transaction, the Company acquired 100% of the $18.3 million tax-exempt mortgage revenue bonds issued by the Ohio Housing Finance Agency as part of a plan of financing for the acquisition and rehabilitation of the Ohio Properties. The new owners did not contribute any capital to the transaction and the Company has effectively provided 100% of the capital structure to the new owners as part of the sale transaction.  Pursuant to ASC 360-20, Property, Plant, and Equipment - Real Estate Sales, ("ASC 360-20"), the sale and restructure does not meet the criteria for treatment as a sale.  As such, the Company will continue to consolidate the Ohio Properties as if the sale was not completed.  Under the sales agreement, the Ohio properties were sold for a total purchase price of $16.2 million.  Cash received by the selling limited partnerships as part of the sale transaction represents a deferred gain on the sale transaction of approximately $1.8 million.  The properties will continue to be presented as MF Properties and no gain will be recognized until such time as the transaction can be accounted for as a sale.  As the deferred gain on the transaction represents cash paid to the Company and no on-going legal obligations related to the Ohio Properties or potential obligation to repay any amounts exists, the deferred gain is CAD and is shown as an adjustment in the CAD Calculation below.   This gain meets the definition of Net Residual Proceeds representing contingent interest (Tier 2 income) and was therefore distributed 75% to the BUC holders and 25% to the General Partner.

Distributions

The Partnership continued distributions during the quarter at an annual rate of $0.50 per BUC.  Although CAD generated in recent quarters has not been sufficient to fully fund distributions at this rate without utilizing the Partnership’s cash reserves to supplement the deficit, the General Partner believes that distributions at the current level are sustainable.  However, if the Partnership is unable to generate CAD at levels in excess of the annual distribution; such distribution amount may need to be reduced.

The following tables show the calculation of CAD for the three and nine months ended September 30, 2010 and 2009:

	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009

Net income (loss) - America First Tax Exempt Investors L.P.	$(2,207,723)	$206,349	$(1,293,617)	$25,399,053
Net (income) loss related to VIEs and eliminations due to consolidation	862,324	1,248,472	2,434,119	(21,358,999)
Net income before impact of VIE consolidation	$(1,345,399)	$1,454,821	$1,140,502	$4,040,054
Change in fair value of derivatives and interest rate derivative amortization	436,001	231,289	564,773	721,811
Depreciation and amortization expense (Partnership only)	852,523	709,665	2,185,546	2,786,053
Bond purchase discount accretion (net of cash received)	(309,126)	-	(309,126)	-
Deposit liability gain - Ohio sale agreement	266,865	-	2,173,239	-
Tier 2 Income distributable to the General Partner (1)	-	(215,716)	(466,553)	(801,137)
Asset impairment charge - Weatherford	2,716,330	-	2,716,330	-
Property loan loss		-		294,999
Loss on bond sale	-	-	-	127,495
CAD	$2,617,194	$2,180,059	$8,004,711	$7,169,275
Weighted average number of units outstanding,
basic and diluted	30,122,928	17,012,928	26,607,324	15,128,313
Net income, basic and diluted, per unit	$(0.04)	$0.07	$0.04	$0.21
Total CAD per unit	$0.09	$0.13	$0.30	$0.47
Distributions per unit	$0.1250	$0.1600	$0.3750	$0.4200
(1) As described in Note 2 to the consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the BUC holders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner. For the second quarter of 2010, the deferred gain on the sale of the Ohio partnerships generated approximately $1.8 million and contingent interest generated approximately $10K of Tier II income. For 2009, the Tier 2 income distributable to the General Partner was generated by the early redemption of Woodbridge - Bloomington and Woodbridge - Louisville bond investments, the sale of Oak Grove and from Fairmont Oaks and Lake Forest Apartments.

Contractual Obligations

As discussed in the Annual report on Form 10-K, the entire $49.9 million balance of Company’s BOA Credit Facility and approximately $19.5 million of mortgages payable on MF Properties which the Company guarantees become due in 2010.  In June 2010, the Company purchased at a discount and retired approximately $12.8 million mortgage payable associated with the MF Properties.  As discussed above, the Company closed on the TEBS Financing and has paid off the BOA Credit Facility. The Company also repaid a $6.5 million mortgage on one of the MF Properties.

The Company has the following contractual obligations as of September 30, 2010:

	Payments due by period
	Total	Less than 1 year	1-2 years	More than 2 years
TEBS Financing	$95,810,000	$623,000	$1,923,000	$93,264,000
Mortgages payable	$10,690,800	$132,480	$9,558,320	$1,000,000
Effective interest rate(s) (1)		3.10%	3.22%	2.16%
Interest (2)	$2,810,104	$341,406	$458,118	$2,010,580

(1) Interest rates shown are the average effective rates as of September 30, 2010 and include the impact of our interest rate derivatives.
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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued pre-codification guidance Statement No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140. This statement was codified into ASC 860.  On and after the effective date, the concept of a qualifying special purpose entity is no longer relevant for accounting purposes.  Therefore, formerly qualifying special-purpose entities, as defined under the previous accounting standards, should be evaluated for consolidation under the applicable consolidation guidance.  The guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this guidance on January 1, 2010 did not have an impact on the consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU No. 2010-20 enhances the existing disclosure requirements providing more transparency of the allowance for loan losses and credit quality of financing receivables. The new disclosures that relate to information as of the end of a reporting period will be effective for the first interim and annual reporting periods ending on or after December 15, 2010.  The new disclosures that relate to activity occurring during the reporting period will be effective for the first interim and annual periods beginning after December 15, 2010, or first quarter of fiscal 2011 and thereafter in the Company’s case.  The adoption of ASU 2010-20 will only impact disclosures and will not affect financial position, results of operations, or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk, except as discussed below, from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of the Company’s 2009 Annual Report on Form 10-K.

In order to mitigate its exposure to interest rate fluctuations on the variable rate TEBS Financing, the Partnership entered into interest rate cap agreements with Barclays Bank PLC, Bank of New York Mellon and Royal Bank of Canada, each in an initial notional amount of  approximately $31.9 million which effectively limits the interest payable by the Company on the TEBS Financing to a fixed rate of 3.0% per annum on the combined notional amounts of the interest rate cap agreements through August 2017.  The interest rate cap plus the Facility Fees result in a maximum potential cost of borrowing on the TEBS Financing of 4.9% per annum.  In conjunction with the TEBS Financing and the payment of the Bank of America credit facility, the $50.0 million interest rate derivative purchased on June 18, 2009, was terminated.

The following table outlines the interest rate caps the Company has in place as of September 30, 2010:

Date Purchased	Notional Amount	Effective Capped Rate	Maturity Date	Purchase Price	Counterparty

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$921,000	Bank of New York Mellon

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$845,600	Barclays Bank PLC

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$928,000	Royal Bank of Canada

October 29, 2008	$4,480,000	6.00%	November 1, 2011	$26,512	Bank of America

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $436,000 and $565,000 for the three and nine months ended September 30, 2010, respectively, and $231,000 and $722,000 for the three and nine months ended September 30, 2009, respectively.

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

10.1  Sale and Assignment Agreement by and between the Registrant and ATAX TEBS I, LLC, dated September 1, 2010 (incorporated by reference herein to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Company on September 8, 2010)

10.2  Custody Agreement by and between ATAX TEBS I, LLC and The Bank of New York Mellon Trust, N.A., dated September 1, 2010 (incorporated by reference herein to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Company on September 8, 2010).

10.3  Bond Exchange, Reimbursement, Pledge and Security Agreement by and between ATAX TEBS I, LLC and Federal Home Loan Mortgage Corporation, dated September 1, 2010 (incorporated by reference herein to Exhibit 10.3 to Form 8-K (No. 000-24843), filed by the Company on September 8, 2010).

10.4  Series Certificate Agreement by and between Federal Home Loan Mortgage Corporation, in its corporate capacity, and Federal Home Loan Mortgage Corporation, in its capacity as Administrator, dated September 1, 2010 with respect to Freddie Mac Multifamily Variable Rate Certificates Series M024 (incorporated by reference herein to Exhibit 10.4 to Form 8-K (No. 000-24843), filed by the Company on September 8, 2010).

10.5  The Limited Support Agreement between the Registrant and Federal Home Loan Mortgage Corporation, dated as of September 1, 2010 (incorporated by reference herein to Exhibit 10.5 to Form 8-K (No. 000-24843), filed by the Company on September 8, 2010).

10.6  Rate Cap Agreement between ATAX TEBS I, LLC and Barclays Bank, PLC, dated as of September 1, 2010 (incorporated by reference herein to Exhibit 10.6 to Form 8-K (No. 000-24843), filed by the Company on September 8, 2010).

10.7  Rate Cap Agreement between ATAX TEBS I, LLC and Bank of The New York Mellon dated as of September 1, 2010 (incorporated by reference herein to Exhibit 10.7 to Form 8-K (No. 000-24843), filed by the Company on September 8, 2010).

10.8  Rate Cap Agreement between ATAX TEBS I, LLC and Royal Bank of Canada, dated as of September 1, 2010 (incorporated by reference herein to Exhibit 10.8 to Form 8-K (No. 000-24843), filed by the Company on September 8, 2010).

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Date: November 9, 2010	By: /s/ Mark Hiatt
       Mark Hiatt
       Chief Executive Officer