Form 10-K
period 2010-12-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2011-03-14
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Beneficial Unit Certificates representing assignments of limited partnership interests in
America First Tax Exempt Investors, L.P. (the “BUCs")
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

Large accelerated filer ®	Accelerated filer ☒	Non- accelerated filer ®	Smaller reporting company ®
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 YES  ☐  NO  ☒

The aggregate market value of the registrant's BUCs held by non-affiliates based on the final sales price of the BUCs on the last business day of the registrant's most recently completed second fiscal quarter was $89,109,161.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

Forward-Looking Statements

This report (including, but not limited to, the information contained in “Management's Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements.  All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements.  When used, statements which are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are intended to identify forward-looking statements.  We have based forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations.  This report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data.  This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates.  We have not independently verified the statistical and other industry data generated by independent parties and contained in this report.  In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under the headings “Risk Factors” in Item 1A of this report.

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

Other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by securities law.

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

The Partnership has been in operation since 1998 and owned 21 federally tax-exempt mortgage revenue bonds with an aggregate outstanding principal amount of $189.3 million as of December 31, 2010.  These bonds were issued by various state and local housing authorities in order to provide construction and/or permanent financing of 21 multifamily residential apartments containing a total of 4,042 rental units located in the states of Florida, Iowa, South Carolina, Texas, Kansas, Kentucky, Minnesota, Illinois, and Ohio, one multifamily residential apartment complex under construction in Texas that will contain a total of 76 rental units, and a 142-bed student housing facility in Nebraska.  In each case the Partnership owns, either directly or indirectly, 100% of the bonds issued for these properties. Each bond is secured by a first mortgage or deed of trust on the financed apartment property. Of the 21 bonds owned, eight are owned directly by the Partnership and 13 are owned by ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing with Freddie Mac (see Notes 2, 9 and 10). Six of the entities that own the apartment properties financed by six of the Partnership's tax exempt bonds were deemed to be Consolidated variable interest entities ("VIEs") of the Partnership at December 31, 2010 and, as a result, these bonds are eliminated in consolidation on the Company's consolidated financial statements. Two bonds secured by the three properties, Crescent Village, Post Woods, and Willow Bend apartments in Ohio (the “Ohio Properties”) subject to a sales agreement (see Note 6) are eliminated in consolidation on the Company's financial statements. Additionally, six of the bonds also provide for the payment of contingent interest determined by the net cash flow and net capital appreciation of the underlying real estate properties.  As a result, these mortgage revenue bonds provide the Partnership with the potential to participate in future increases in the cash flow generated by the financed properties, either through operations or from their ultimate sale.

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

The Partnership generally does not seek to acquire direct interests in real property as long term or permanent investments.  The Partnership may, however, acquire real estate securing its tax-exempt mortgage revenue bonds or taxable mortgage loans through foreclosure in the event of a default.  In addition, the Partnership may acquire interests in multifamily apartment properties (“MF Properties”) in order to position itself for future investments in tax-exempt bonds issued to finance these properties.  The Partnership currently holds interests in eight MF Properties containing 964 rental units, of which three are located in Ohio and are currently subject to a sales agreement, two are located in Kentucky, one is located in Virginia, one is located in North Carolina and one is located in Georgia.  The Partnership expects each of these MF Properties to eventually be sold to a not-for-profit entity or in connection with a syndication of Low Income Housing Tax Credits (“LIHTCs”) under Section 42 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).  The Partnership expects to acquire tax-exempt mortgage revenue bonds issued to provide debt financing for these properties at the time the property ownership is restructured.  Such restructurings will generally be expected to occur within 36 months of the Partnership's initial investment in an MF Property and will often coincide with the expiration of the compliance period relating to LIHTCs previously issued with respect to the MF Property.  The Partnership will not acquire LIHTCs in connection with these transactions.  Current credit markets and general economic conditions have resulted in very few LIHTC syndication and tax-exempt bond financing transactions being completed in recent years.  These types of transactions represent a long-term market opportunity for the Partnership and should provide us with a pipeline of future bond investment opportunities when the market for LIHTC syndications strengthens.  Until the market for LIHTC syndication transactions strengthens, the Partnership will explore other transactions for the sale of the MF Properties.

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

In connection with our business strategy, we continually assess opportunities to reposition our existing portfolio of tax-exempt mortgage revenue bonds.  The principal objective of this assessment is to improve the quality and performance of our revenue bond portfolio and, ultimately, increase the amount of cash available for distribution to our unitholders.  In some cases, we may elect to redeem selected tax-exempt bonds that are secured by multifamily properties that have experienced significant appreciation.  Through the selective redemption of the bonds, a sale or refinancing of the underlying property will be required which, if sufficient sale or refinancing proceeds exist, may entitle the Partnership to receive payment of contingent interest on its bond investment.  In other cases, we may elect to sell bonds on properties that are in stagnant or declining markets.  The proceeds received from these transactions would be redeployed into other tax-exempt investments consistent with our investment objectives.  We may also be able to use a higher-quality investment portfolio to obtain higher leverage to be used to acquire additional investments.

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

Investment Types

Tax-Exempt Mortgage Revenue Bonds. The Partnership invests in tax-exempt mortgage revenue bonds that are secured by a first mortgage or deed of trust on multifamily apartment projects.  Each of these bonds bears interest at a fixed annual base rate.  Six of the 21 bonds currently owned by the Partnership also provide for the payment of contingent interest, which is payable out of the net cash flow and net capital appreciation of the underlying apartment properties.  As a result, the amount of interest earned by the Partnership from its investment in tax-exempt mortgage revenue bonds is a function of the net operating income generated by the properties collateralizing the tax-exempt mortgage revenue bonds.  Net operating income from a multifamily residential property depends on the rental and occupancy rates of the property and the level of operating expenses.

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

Investment Opportunities

There continues to be a significant unmet demand for affordable multifamily housing in the United States.  The United States Department of Housing and Urban Development (“HUD”) reports that there are approximately 7.1 million American households in need of quality affordable housing.  The types of tax-exempt mortgage revenue bonds in which we invest offer developers of affordable housing a low-cost source of construction and permanent debt financing for these types of properties.  Investors purchase these bonds because the income paid on these bonds is exempt from federal income taxation.  The National Council of State Housing Agencies Fact Sheet and HUD have captured some key scale metrics and opportunities of this market:

•	HUD has provided over 1.0 million lower-income Americans with affordable rental housing opportunities;

•	Housing Finance Agencies (HFAs) use multifamily tax-exempt housing bonds to finance more than 100,000 apartments each year; and

•
The availability of tax-exempt bond financing for affordable multifamily housing to be owned by private, for-profit developers in each state in each calendar year is limited by the statewide volume cap distributed as described in Section 146 of the Internal Revenue Code; this private activity bond financing is based on state population and indexed to inflation.

•	The supply of rental units is expected to fall short of demand with apartment vacancies continuing to decline.

In addition to tax-exempt revenue bonds, the federal government promotes affordable housing through the use of LIHTCs for affordable multifamily rental housing.  The syndication and sale of LIHTCs along with tax-exempt bond financing is attractive to developers of affordable housing because it helps them raise equity and debt financing for their projects.  Under this program, developers that receive an allocation of private activity bonds will also receive an allocation of federal LIHTCs as a method to encourage the development of affordable multifamily housing.  The Partnership does not invest in LIHTCs, but is attracted to tax-exempt mortgage revenue bonds that are issued in association with federal LIHTC syndications because in order to be eligible for federal LIHTCs a property must either be newly constructed or substantially rehabilitated and; therefore, may be less likely to become functionally obsolete in the near term than an older property.  There are various requirements in order to be eligible for federal LIHTCs, including rent and tenant income restrictions.  In general, the property owner must elect to set aside either 40% or more of the property's residential units for occupancy by individuals whose income is 60% or less of the area median gross income or 20% or more of the property's residential units for occupancy by individuals whose income is 50% or less of the area median gross income.  These units remain subject to these set aside requirements for a minimum of 30 years.

The 2008 Housing Act simplified and expanded the use of LIHTCs and tax-exempt bond financing for low-income multifamily housing industry.  Additionally, it exempted newly issued tax-exempt private activity bonds from Alternative Minimum Tax.  Previously, these tax-exempt private activity bonds were Alternative Minimum Tax preference items for individual taxpayers.  We believe these changes should enhance the Partnership's opportunities for making investments in accordance with its investment criteria.

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

Effects of Recent Credit Markets and Economic Conditions

The disruptions in domestic and international financial markets, and the resulting restrictions on the availability of debt financing that had prevailed since 2008 began to subside in 2010. While economic trends show signs of a stabilization of the economy and debt availability has increased significantly from two years ago, overall availability remains limited and the cost of credit may continue to be adversely impacted. These conditions, in our view, will continue to create potential investment opportunities for the Partnership.  Many participants in the multifamily housing debt sector either reduced their participation in the market or were forced to liquidate some or all of their existing portfolio investments in order to meet their liquidity needs.  We believe this continues to create opportunities to acquire existing tax-exempt bonds from distressed holders at attractive yields.  The Partnership continues to evaluate potential investments in bonds which are available on the secondary market.  We believe many of these bonds will meet our investment criteria and that we have a unique ability to analyze and close on these opportunities while maintaining our ability and willingness to also participate in primary market transactions.

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

On the other hand, continued economic weakness in some markets may limit our ability to access additional debt financing that the Partnership uses to partially finance its investment portfolio or otherwise meet its liquidity requirements.  The inability to access debt financing may result in adverse effects on our financial condition and results of operations.  There can be no assurance that we will be able to finance additional acquisitions of tax-exempt bonds through either additional equity or debt financing.  Although the consequences of market and economic conditions and their impact on our ability to pursue our plan to grow through investments in additional tax-exempt housing bonds are not fully known, we do not anticipate that our existing assets will be adversely affected in the long-term.   In addition, the economic conditions including higher levels of unemployment, lack of job growth and low home mortgage interest rates have had a negative effect on some of the apartment properties which collateralize our tax-exempt bond investments and our MF Properties in the form of lower occupancy during the past two years.  Overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents and non-revenue units such as model units and employee units) of the apartment properties that the Partnership has financed with tax-exempt mortgage revenue bonds was approximately 81% during both 2010 as compared to 84% during 2009.  Overall economic occupancy of the MF Properties has remained at approximately 83% during both years 2010 and 2009.  These issues may continue to negatively affect property operations and profitability in the shortterm. We expect that property operations will improve in 2011 and 2012 and that rental rate and occupancy trends will be positive.

Financing Arrangements

The Partnership may finance the acquisition of additional tax-exempt mortgage revenue bonds through the reinvestment of cash flow, the issuance of additional units or with debt financing collateralized by our existing portfolio of tax-exempt mortgage revenue bonds, including the securitization of these bonds.

Debt Financing.  At December 31, 2010, the Partnership has outstanding debt financing of $95.6 million secured by 13 tax-exempt mortgage revenue bonds with a total par value of $125.6 million plus approximately $15.2 million in restricted cash.  Our operating policy is to maintain a level of debt financing between 40% and 60% of the total par value of our tax-exempt mortgage revenue bond portfolio.  As of December 31, 2010, the debt outstanding related to the total par value of the Partnerships' total bond portfolio of approximately $189.3 million results in a leverage ratio of 51%.  The outstanding debt financing is a Tax-Exempt Bond Securitization facility (“TEBS”) with Freddie Mac (see Note 9).  Additionally, the MF Properties are encumbered by mortgage loans with an aggregate principal balance of approximately $10.6 million.  These mortgage loans mature at various times from November 2011 through November 2013 (see Note 10). The total debt financing plus mortgage loans of $106.2 million results in a leverage ratio to Total Assets of 44%.

Equity Financing.  Beginning in 2007, the Partnership has issued BUCs from time to time to raise additional equity capital to fund investment opportunities. Through December 31, 2010, the Partnership had issued a total of 20,285,000 additional BUCs raising net proceeds of approximately $108.2 million after payment of an underwriter’s discount and other offering costs of approximately $7.8 million. In April 2010, a Registration Statement on Form S-3 was declared effective by SEC under which the Partnership may offer up to $200.0 million of additional BUCs from time to time. The most recent issuance, included above, was completed in April 2010. The Partnership issued an additional 8,280,000 BUCs through an underwritten public offering at a public offering price of $5.37 per BUC pursuant to this new Registration Statement. Net proceeds realized by the Partnership from the issuance of these BUCs were approximately $41.6 million after payment of an underwriter's discount and other offering costs of approximately $2.8 million (see Note 11).

Recent Developments

Bond Acquisitions. In February 2011, the Partnership acquired the Briarwood Manor Apartments tax-exempt private activity mortgage revenue bond for approximately $4.5 million which represented 100% of the bond issuance. The bond's approximate outstanding par value is $5.5 million and earns interest at an annual rate of 5.3% with a monthly interest and principal payment and stated maturity date of June 1, 2038. Based on the purchase price discount, the bond will yield approximately 7.0% to the Partnership. The bond was issued for the construction of the Briarwood Manor Apartments, a 100 unit multifamily apartment complex located in Montclair, California, in conjunction with the syndication of LIHTCs. The bond does not provide for contingent interest.

In November 2010, the Partnership acquired the Autumn Pines Apartments tax-exempt private activity mortgage revenue bond for approximately $12.3 million which represented 100% of the bond issuance. The bond's approximate outstanding par value is $13.4 million and earns interest at an annual rate of 5.8% with a monthly interest and principal payment and stated maturity date of October 1, 2046. Based on the purchase price discount, the bond will yield approximately 7.0% to the Partnership. The bond was issued for the construction of the Autumn Pines Apartments , a 250 unit multifamily apartment complex located in Humble, Texas, in conjunction with the syndication of LIHTCs. The bond does not provide for contingent interest.

MF Property Sale. In June 2010, the Company completed a sales transaction whereby four of the MF Properties, Crescent Village, Post Woods (I and II) and Willow Bend apartments in Ohio (the “Ohio Properties”), were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity. The Company acquired 100% of the $18.3 million tax-exempt mortgage revenue bonds issued by the Ohio Housing Finance Agency as part of a plan of financing for the acquisition and rehabilitation of the Ohio Properties. The tax-exempt mortgage bonds secured by the Ohio Properties were acquired by the Company at par and consisted of two series. The Series A bond has a par value of $14.7 million and bears interest at an annual rate of 7.0%. The Series B bond has a par value of $3.6 million and bears interest at an annual interest rate of 10.0%. Both series of bonds mature in June 2050. The Company had previously acquired a 99% interest in the Ohio Properties as part of its strategy of acquiring existing multifamily apartment properties that it expects will be partially financed with new tax-exempt mortgage bonds at the time the properties become eligible for the issuance of additional LIHTCs. In addition to the new tax-exempt bonds acquired by the Company, the plan of financing for the acquisition included other subordinated debt issued by the Company. The new owners ultimately plan to sell limited partnership interests in the properties and syndicate LIHTCs as part of the overall plan of finance. The new owners have not contributed any capital to the transaction and the Company has effectively provided 100% of the capital structure to the new owners as part of the sale transaction. Pursuant to accounting guidance for property, plant, and equipment - real estate sales, the sale and restructure does not meet the criteria for derecognition of the properties or full accrual accounting for the gain. The guidance requires sufficient equity capital as part of a sales transaction to indicate a commitment from the buyer (typically a minimum of 3 to 5% investment by the new owners). As the buyer has no equity capital in this transaction and the property operations are the current support for the debt service, the Company, in substance, remains the owner for accounting purposes. As such, the Company will continue to consolidate the Ohio Properties as if the sale was not completed. Under the sales agreement, the Ohio properties were sold for a total purchase price of $16.2 million. Cash received by the selling limited partnerships as part of the sale transaction represents a gain on the sale transaction of approximately $1.8 million. The properties will continue to be presented as MF Properties and no gain will be recognized until such time as the transaction meets the criteria for derecognition of the properties and gain recognition (see Note 5 and 6).

Evaluation of Specific Bond Holdings. The Partnership continues to monitor the three tax-exempt mortgage revenue bonds for which certain actions may be necessary to protect the Partnership's position as a secured bondholder and lender.  These bonds are Woodland Park, Residences at DeCordova ("DeCordova") (formerly known as ("f/k/a") The Gardens of DeCordova) and Residences at Weatherford ("Weatherford") (f/k/a The Gardens of Weatherford).  As of December 31, 2010, Woodland Park owes the Partnership approximately $15.7 million under tax-exempt bonds and approximately $914,000 under taxable loans; DeCordova owes the Partnership approximately $4.9 million under tax-exempt bonds and $648,000 under taxable loans; and Weatherford owes the Partnership approximately $4.7 million under tax-exempt bonds and $1.1 million under taxable loans.   The following

is a discussion of the circumstances related to each of these bonds.

Woodland Park.  The construction of Woodland Park was completed in November 2008 and lease-up continues, however, the property has not yet reached stabilization which is defined in the bond documents as the generation of a 1.15:1 debt service coverage ratio for six straight months.  Additionally, there was insufficient funds on deposit with the bond trustee to make the debt service payment of approximately $452,000 on the bonds which was due on May 3, 2010 and the property owner did not provide additional capital to fund the shortfall. As a result, a payment default on the bonds occurred. In order to protect its investment, the Partnership issued a formal notice of default through the bond trustee and started the foreclosure process. The foreclosure process is expected to be complete in the first half of 2011. This action will allow a new property owner to re-syndicate the LIHTCs associated with this property. If the LIHTCs can be successfully re-syndicated, it will provide additional capital to the project which can be used to support debt service payments on the tax-exempt mortgage revenue bonds until property operations improve to the point that sufficient cash is generated to pay any past due amounts on the bonds as well as ongoing debt service. If the re-syndication is not successful, the Partnership may pursue other options including making additional taxable loans to the property or completing the foreclosure process and taking direct ownership of the property. The Partnership believes that the most significant issue in the slow lease-up of the property and its failure to achieve stabilization has been the 100% set aside of the rental units for tenants that make less than 60% of the area median income. At the request of the Partnership, in April 2010, the property owner reduced the number of units set aside for affordable tenants to 75% and began leasing 59 units to market rate tenants. Additionally, the property owner has agreed that, if needed to stabilize the property, it would further reduce the units set aside for affordable tenants to 60% thereby making an additional 35 units available to market rate tenants. As of December 31, 2009, the property had 116 units leased out of total available units of 236, or 49% physical occupancy. As of December 31, 2010, the property had 190 units leased out of total available units of 236, or 81% physical occupancy.  Based on the level of leasing activity resulting from the change in the mix of affordable and market rate tenants, the Partnership continues to believe that Woodland is capable of reaching stabilization.

Residences at DeCordova.  This property is a senior (55+) affordable housing project located in Granbury, Texas in the Dallas-Fort Worth area. Construction was completed in April 2009 and lease-up continues, however, the property has not yet reached stabilization which is defined in the bond documents as the generation of a 1.15:1 debt service coverage ratio for six straight months.  In January 2010, the Partnership issued a Notice of Default through the bond trustee to begin foreclosure procedures in order to remove the limited partner. Such notice was issued in February 2010 and the foreclosure was completed in March 2010. At that time the general partner was allowed to continue in that capacity and a new limited partner was admitted. The foreclosure was a reconsideration event under the variable interest entity guidance and as a result of the reevaluation, the bond was eliminated and the entity which owns the property was consolidated as a VIE effective March 2010. At the request of the Partnership, in April 2010, the property owners reduced the number of units set aside for affordable tenants to 60% and began leasing 30 units to market rate tenants. The property continued to experience slow lease-up and in December 2010, the Partnership issued a second Notice of Default through the bond trustee to begin foreclosure procedures in order to remove both the general partner and the limited partner and take ownership of the property. This second foreclosure was completed in February 2011 at which time the ownership of the property was taken by the Partnership. As of December 31, 2009, the property had 31 units leased out of total available units of 76, or 41% physical occupancy. As of December 31, 2010, the property had 65 units leased out of total available units of 76, or approximately 86% physical occupancy and an additional eight leases are pending. At this time the Partnership expects to operate the property as a market rate apartment property. Once the property is leased up and stabilized the Partnership will evaluate its options in order to recoup its investment in DeCordova.

Residences at Weatherford.  Residences at Weatherford are currently under construction and will contain 76 units upon completion. This property is a senior (55+) affordable housing project located in Weatherford, Texas in the Dallas-Fort Worth area. At this time infrastructure construction activities have been substantially completed but no construction has begun on the actual apartment buildings. In January 2010, the Partnership issued a Notice of Default through the bond trustee and began foreclosure procedures to remove the limited partner. Such notice was issued in February 2010 and the foreclosure was completed in March 2010. At that time the general partner was allowed to continue in that capacity and a new limited partner was admitted. The foreclosure was a reconsideration event under the variable interest entity guidance and as a result of the reevaluation, the bond was eliminated and the entity that owns the property was consolidated as a VIE effective in March 2010. Through this process the Partnership anticipated that the new property owner would recapitalize the property by pursuing an alternative plan of financing. Specifically, the Partnership worked with the general partner of the owner to identify available Tax Credit Assistance Program (“TCAP”) funding through application to the Texas Department of Housing and Community Affairs (“TDHCA”). In March 2010, a TCAP Written Agreement with TDHCA was approved and entered into which committed TCAP funds to the project pending the completion of formal agreements. Formal agreements and funding were originally expected to be completed in the second quarter of 2010, however, the process was delayed due to the large number of transactions to be closed by TDHCA. During the delay, TDHCA identified certain issues in funding and compliance with other projects in which the General Partner of Residences at Weatherford is involved. As a result of these issues, in October 2010, TDHCA issued a Notice of Termination of TCAP Funding to the General Partner. Together with the General Partner, the Company unsuccessfully appealed the termination. Based on the termination notice, the Company has determined that the property fixed assets of Residences at Weatherford and the associated tax-exempt mortgage revenue bond which is eliminated in consolidation was impaired. As of December 31, 2010 the property fixed assets, consisting of land and land improvements, and the associated tax-exempt mortgage revenue bond owned by the Partnership have been written down. The resulting impairment charge and provision for loan losses of approximately $3.3 million is attributable to the unitholders. As a result of the failure of the property owner to secure an alternative plan of financing, the Partnership issued a second Notice of Default through the bond trustee to begin foreclosure procedures in order to remove both the General Partner and the limited partner and take ownership of the property. This second foreclosure was completed in February 2011 at which time the ownership of the property was taken by the Partnership. The Partnership has taken over the project and intends to fund the construction and stabilization of the project. Upon the completion of construction, the Partnership expects to operate the property as a market rate apartment property. Once the property is leased up and stabilized the Partnership will evaluate its options in order to recoup its investment in Weatherford.

The Partnership evaluated all its bond holdings, including the three discussed above, for an other-than-temporary decline in value and any related taxable loans for potential impairment as of December 31, 2010 (see Note 2 for discussion of our impairment testing method).  Based on this evaluation, the Partnership has concluded that no other-than-temporary impairment of its tax-exempt bond holdings existed at December 31, 2010 for Woodland Park and DeCordova, but an impairment of approximately $2.7 million was recorded for Weatherford during 2010.  The Partnership also concluded that the taxable loans made to DeCordova were not impaired, however, an allowance for loan loss of approximately $900,000 was recorded to reserve for the entire taxable loan balance due from Woodland Park. The Partnership will continue to monitor these investments for changes in circumstances that might warrant an impairment charge.

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

Because the Partnership holds tax-exempt mortgage revenue bonds secured entirely by multifamily residential properties and holds an interest in the MF Properties, the Partnership may be considered to be in competition with other residential real estate in the same geographic areas.  In each city in which the properties financed by the Partnership's tax-exempt mortgage revenue bonds owned by the Partnership or MF Properties are located, such properties compete with a substantial number of other multifamily properties.  Multifamily properties also compete with single-family housing that is either owned or leased by potential tenants.  To compete effectively, the apartment properties financed or owned by the Partnership must offer quality apartments at competitive rental rates.  In order to maintain occupancy rates and attract quality tenants, the Partnership's apartment properties may also offer rental concessions, such as free rent to new tenants for a stated period.  These apartment properties also compete by offering quality apartments in attractive locations and that provide tenants with amenities such as recreational facilities, garages and pleasant landscaping.

Environmental Matters

The Partnership believes that each of the MF Properties and the properties collateralizing its tax-exempt mortgage revenue bonds are in compliance, in all material respects, with federal, state and local regulations regarding hazardous waste and other environmental matters and is not aware of any environmental contamination at any of such properties that would require any material capital expenditure by the underlying properties, and therefore the Partnership, for the remediation thereof.

Tax Status

The Partnership is classified as a partnership for federal income tax purposes and accordingly, it makes no provision for income taxes.  The distributive share of the Partnership's income, deductions and credits is included in each unitholder's income tax return.

The Partnership's subsidiaries are “C” corporations for income tax purposes and file separate income tax returns.  Therefore, the Partnership is only subject to income taxes on this investment to the extent it receives dividends from the subsidiaries.

The VIEs which are reported on a consolidated basis with the Partnership for GAAP reporting purposes as described below under “Effect of Implementation of Guidance Changes on Consolidations on Financial Reporting” are separate legal entities who record and report income taxes based upon their individual legal structure which may include corporations, limited partnerships and limited liability companies.  The Partnership does not presently believe that the consolidation of VIEs for reporting under GAAP will impact the Partnership's tax status, amounts reported to unitholders on IRS Form K-1, the Partnership's ability to distribute tax-exempt income to unitholders, the current level of quarterly distributions or the tax-exempt status of the underlying mortgage revenue bonds.

Effect of Implementation of the Guidance Changes on Consolidations on Financial Reporting

The Partnership is required to consolidate the assets, liabilities, results of operations and cash flows of certain entities that meet the definition of a VIE into the Partnership's financial statements under the consolidation guidance for variable interest entities. Management has determined that six of the entities which own multifamily apartment properties financed by the Partnership's tax-exempt mortgage revenue bonds are VIEs.  Because management determined that the Partnership is the primary beneficiary of each of these VIEs pursuant to the terms of each tax-exempt mortgage revenue bond and the criteria within the consolidation guidance, the Partnership consolidated the assets, liabilities and results of operations of these VIEs' multifamily properties into the Partnership's financial statements.  Transactions and accounts between the Partnership and the consolidated VIEs, including the indebtedness underlying the tax-exempt mortgage bonds and taxable loans secured by the properties owned by the VIEs, have been eliminated in consolidation.

All financial information in this Form 10-K presented on the basis of Accounting Principles Generally Accepted in the United States of America, is that of the Partnership and the VIEs on a consolidated basis.  We refer to the Partnership, its wholly owned subsidiaries (each a “Holding Company”), and the consolidated VIEs throughout this Form 10-K as the “Company”.  We refer to the Partnership and Holding Company, without consolidation of the VIEs, as the “Partnership.”

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

We do not have any employees of our own.  Employees of Burlington, acting through our general partner, are responsible for our operations and we reimburse Burlington for the allocated salaries and benefits of these employees and for other expenses incurred in running our business operations.  In connection with the operation of the Partnership, our general partner is entitled to an administrative fee in an amount equal to 0.45% per annum of the principal amount of the revenue bonds, other tax-exempt investments and taxable mortgage loans held by the Partnership.  Ten of the tax-exempt revenue bonds held by the Partnership provide for the payment of this administrative fee to the general partner by the owner of the financed property.  When the administrative fee is payable by a property owner, it is subordinated to the payment of all base interest to the Partnership on the tax-exempt revenue bond on that property.  Our Agreement of Limited Partnership provides that the administrative fee will be paid directly by the Partnership with respect to any investments for which the administrative fee is not payable by the property owner or a third party.  In addition, our Agreement of Limited Partnership provides that the Partnership will pay the administrative fee to the general partner with respect to any foreclosed mortgage bonds.

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

Properties Management is an affiliate of Burlington that is engaged in the management of apartment complexes.  Properties Management currently manages the eight MF Properties and nine of the properties whose tax-exempt bonds are held by the Partnership and earns a fee paid out of property revenues.  Properties Management may also seek to become the manager of apartment complexes financed by additional mortgage bonds acquired by the Partnership, subject to negotiation with the owners of such properties.  If the Partnership acquires ownership of any property through foreclosure of a revenue bond, Properties Management may provide property management services for such property and, in such case, earn a fee payable out of property revenues.

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

Item 1A.  Risk Factors

The financial condition, results of operations and cash flows of the Partnership are affected by various factors, many of which are beyond the Partnership's control.  These include the following:

  Cash distributions from the Partnership may change depending on the amount of cash available for distribution.

Cash distributions made by the Partnership to unitholders may increase or decrease at the determination of the General Partner based on its assessment of the amount of cash available to the Partnership for this purpose.  Beginning with the distribution for the second quarter 2009, the Partnership's annual distribution was reduced from $0.54 per unit to $0.50 per unit due to the General Partner's determination that higher borrowing costs and other factors would reduce the cash available to the Partnership to make distributions.  If the Partnership's actual results of operations vary from current projections and the actual cash generated is less than the new regular distribution, the Partnership may need to reduce the distribution rate further.  Any change in our distribution policy could have a material adverse effect on the market price of units.

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

To facilitate our investment strategy of acquiring additional tax-exempt mortgage bonds secured by multifamily apartment properties, we may acquire ownership positions in MF Properties that we expect to ultimately sell in a syndication of LIHTCs after the expiration of the compliance period relating to existing LIHTCs issued with respect to the MF Properties.  Our plan is to provide tax-exempt mortgage financing to the new property owners at the time of a syndication of new LIHTCs in connection with a rehabilitation of these MF Properties.  Current credit market and general economic conditions have had a significant negative effect on the market for LIHTC syndications and, as a result, few LIHTC syndications are being completed at this time.  For this and other reasons, there is no assurance that the Partnership will be able to sell its interests in the MF Properties after the applicable LIHTC compliance period.  In addition, the value of the Partnership's interest in MF Properties will be affected by the economic performance of the MF Properties and other factors generally affecting the value of residential rental properties.  As a result, there is no assurance the Partnership will not incur a loss upon the sale of its interest in an MF Property.  In addition, there is no assurance that we will be able to acquire tax-exempt bonds on the MF Properties even if we are able to sell our interests in the MF Properties in connection with the syndication of new LIHTCs.  During the time the Partnership owns an interest in an MF Property, any net income it receives from these MF Properties will not be exempt from federal or state income taxation.

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

An increase in interest rates could also decrease the value of our tax-exempt mortgage bonds.    A decrease in the value of our tax-exempt mortgage revenue bonds could also decrease the amount we could realize on the sale of our investments and would thereby decrease the amount of funds available for distribution to our unitholders.

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

We use derivative instruments, such as interest rate caps, to mitigate the risks we are exposed to as a result of changing interest rates.  However, there is no assurance that these instruments will fully insulate the Partnership from the interest rate risks to which it is exposed.  In addition, there are costs associated with these derivative instruments and there is no assurance these costs will not ultimately turn out to exceed the losses we would have suffered, if any, had these instruments not been in place.  There is also a risk that a counterparty to such an instrument will be unable to perform its obligations to the Partnership.  If a liquid secondary market does not exist for these instruments, we may be required to maintain a position until exercise or expiration, which could result in losses to the Partnership.  In addition, we are required to record the fair value of these derivative instruments on our financial statements by recording changes in their values as interest earnings or expense.  This can result in significant period to period volatility in the Partnership's reported net income over the term of these instruments.

There are risks associated with debt financing programs that involve securitization of our tax-exempt bonds.

We have obtained debt financing through the securitization of our tax-exempt mortgage revenue bonds and may obtain this type of debt financing in the future.  The terms of these securitization programs differ, but in general require that we deposit tax-exempt mortgage revenue bonds into a trust or other special purpose entity that issues a senior security to unaffiliated investors and a residual interest to the Partnership.  The trust or other entity receives all of the interest payments from its underlying tax-exempt mortgage revenue bonds from which it pays interest on the senior security at a variable rate.  As the holder of the residual interest, the Partnership is entitled to any remaining tax-exempt interest received by the trust after it has paid the full amount of interest due on the senior security and all of the expenses of the trust, including various fees to the trustee, remarketing agents and liquidity providers.  Specific risks generally associated with these bond securitization programs include the following:

Changes in short-term interest rates can adversely affect the cost of a bond securitization financing.

The interest rate payable on the senior securities resets periodically based on a specified index usually tied to interest rates on short-term instruments.  In addition, because the senior securities may typically be tendered back to the trust, causing the trust to remarket the senior securities from time to time, an increase in interest rates may require an increase to the interest rate paid on the senior securities in order to successfully remarket these securities.  Any increase in interest rate payable on the senior securities will result in more of the underlying tax-exempt bond interest being used to pay interest on the senior securities leaving less tax-exempt bond interest available to the Partnership.  As a result, higher short-term interest rates will reduce, and could even eliminate, the Partnership's return on a residual interest in this type of financing.

Payments on the residual interests in these financing structures are subordinate to payments on the senior securities and to payment of trust expenses and no party guarantees the payment of any amounts under the residual interests.

The residual interests in a trust or other special purpose entity used for these types of financing are subordinate to the senior securities sold to investors.  As a result, none of the tax-exempt bond interest received by such a trust will be paid to the Partnership as the holder of a residual interest until all payments currently due on the senior securities have been paid in full and other trust expenses satisfied.  The holder of a residual certificate in such a trust can look only to the assets of the trust remaining after payment of these senior obligations for payment on the residual certificates.  No third party guarantees the payment of any amount on the residual certificates.

Termination of a bond securitization financing can occur for a number of reasons which could cause the Partnership to lose the tax-exempt mortgage revenue bonds and other collateral it pledged for such financing.

In general, the trust or other special purpose entity formed for a bond securitization financing can terminate for a number of different reasons relating to problems with the bonds or problems with the trust itself.  Problems with the bonds that could cause the trust to collapse include payment or other defaults or a determination that the interest on the bonds is taxable.  Problems with a trust include a downgrade in the investment rating of the senior securities that it has issued, a ratings downgrade of the liquidity provider for the trust, increases in short term interest rates in excess of the interest paid on the underlying bonds, an inability to remarket the senior securities or an inability to obtain liquidity for the trust.  In each of these cases, the trust will be collapsed and the tax-exempt mortgage revenue bonds and other collateral held by the trusts will be sold.  If the proceeds from the sale of the trust collateral are not sufficient to pay the principal amount of the senior securities with accrued interest and the other expenses of the trusts then the Partnership will be required, through its guarantee of the trusts, to fund any such shortfall.  As a result, the Partnership, as holder of the residual interest in the trust, may not only lose its investment in the residual certificates but could also realize additional losses in order to fully repay trust obligations to the senior securities.

An insolvency or receivership of the program sponsor could impair the Partnership's ability to recover the tax-exempt bonds and other collateral pledged by it in connection with a bond securitization financing.

In the event the sponsor of a bond securitization financing program becomes insolvent, it could be placed in receivership.  In that situation, it is possible that the Partnership would not be able to recover the tax-exempt mortgage revenue bonds it pledged in connection with the bond securitization financing or that it would not receive all or any of the payments due from the trust or other special purpose entity on the residual interest held by the Partnership in such trust or other entity.

Conditions in the credit markets may increase our cost of borrowing or may make financing difficult to obtain, each of which may have a material adverse effect on our results of operations and business.

Economic conditions in international and domestic credit markets have been, and remain, challenging.  Significantly tighter credit conditions and slower economic growth were experienced in 2010 and continued concerns about the systemic impact of high unemployment, restricted availability of credit, declining residential and commercial real estate markets, volatile energy prices, and overall business and consumer confidence have contributed to the economic downturn and it is unclear when and how quickly conditions and markets will improve.  As a result of these economic conditions, the cost and availability of credit has been, and may continue to be, adversely affected in all markets in which we operate.  Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease, to provide funding to borrowers.  As a result, our access to debt and equity financing may be adversely affected.  If these market and economic conditions continue, they may limit our ability to replace or renew maturing debt financing on a timely basis and may impair our access to capital markets to meet our liquidity and growth requirements which may have an adverse effect on our financial condition and results of operations.

Our tax-exempt mortgage revenue bonds are illiquid assets and their value may decrease.

The majority of our assets consist of our tax-exempt mortgage revenue bonds.  These mortgage revenue bonds are relatively illiquid, and there is no existing trading market for them.  As a result, there are no market makers, price quotations or other indications of a developed trading market for these mortgage revenue bonds.  In addition, no rating has been issued on any of the existing mortgage revenue bonds and we do not expect to obtain ratings on mortgage revenue bonds we may acquire in the future.  Accordingly, any buyer of these mortgage revenue bonds would need to perform its own due diligence prior to a purchase.  As a result, our ability to sell our tax-exempt mortgage revenue bonds, and the price we may receive upon their sale, will be affected by the number of potential buyers, the number of similar securities on the market at the time and a number of other market conditions.  As a result, such a sale could result in a loss to us.

The rent restrictions and occupant income limitations imposed on properties financed by our tax-exempt mortgage revenue bonds and on our MF Properties may limit the revenues of such properties.

All of the apartment properties securing our tax-exempt mortgage revenue bonds and the MF Properties in which our subsidiaries hold indirect interests are subject to certain federal, state and/or local requirements with respect to the permissible income of their tenants.  Since federal rent subsidies are not generally available on these properties, rents must be charged on a designated portion of the units at a level to permit these units to be continuously occupied by low or moderate income persons or families.  As a result, these rents may not be sufficient to cover all operating costs with respect to these units and debt service on the applicable tax-exempt mortgage revenue bond.  This may force the property owner to charge rents on the remaining units that are higher than they would be otherwise and may, therefore, exceed competitive rents. This may adversely affect the occupancy rate of a property securing an investment and the property owner's ability to service its debt.

The properties financed by certain of our tax-exempt mortgage revenue bonds are not completely insured against damages from hurricanes and other major storms.

Five of the multifamily housing properties financed by tax-exempt bonds held by the Partnership are located in areas that are prone to damage from hurricanes and other major storms.  The current insurable value of these five properties is approximately $78.1 million.  Due to the significant losses incurred by insurance companies in recent years due to damages from hurricanes, many property and casualty insurers now require property owners to assume the risk of first loss on a larger percentage of their property's value.  In general, the current insurance policies on the five properties financed by the Partnership that are located in areas rated for hurricane and storm exposure carry a 5% deductible on the insurable value of the properties.  As a result, if any of these properties were damaged in a hurricane or other major storm, the amount of uninsured losses could be significant and the property owner may not have the resources to fully rebuild the property and this could result in a default on the tax-exempt mortgage revenue bonds secured by the property.  In addition, the damages to a property may result in all or a portion of the rental units not being rentable for a period of time.  Unless a property owner carries rental interruption insurance, this loss of rental income would reduce the cash flow available to pay base or contingent interest on the Partnership's tax-exempt bonds collateralized by these properties.

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

We may acquire ownership of apartment complexes financed by tax-exempt bonds held by us in the event of a default on such bonds.  We may also acquire indirect ownership of MF Properties on a temporary basis in order to facilitate the eventual acquisition by us of tax-exempt mortgage revenue bonds on these apartment properties.  In either case, during the time we own an apartment complex, we will generate taxable income or losses from the operations of such property rather than tax exempt interest.  In addition, we will be subject to all of the risks normally associated with the operation of commercial real estate including declines in property value, occupancy and rental rates and increases in operating expenses.  We may also be subject to government regulations, natural disasters and environmental issues, any of which could have an adverse effect on the Partnership's financial results and ability to make distributions to unitholders.

There are a number of risks related to the construction of multifamily apartment properties that may affect the tax-exempt bonds issued to finance these properties.

We may invest in tax-exempt revenue bonds secured by multifamily housing properties which are still under construction.  Construction of such properties generally takes approximately twelve to eighteen months.  The principal risk associated with construction lending is that construction of the property will be substantially delayed or never completed.  This may occur for a number of reasons including (i) insufficient financing to complete the project due to underestimated construction costs or cost overruns; (ii) failure of contractors or subcontractors to perform under their agreements; (iii) inability to obtain governmental approvals; (iv) labor disputes; and (v) adverse weather and other unpredictable contingencies beyond the control of the developer.  While we may be able to protect ourselves from some of these risks by obtaining construction completion guarantees from developers, agreements of construction lenders to purchase our bonds if construction is not completed on time, and/or payment and performance bonds from contractors, we may not be able to do so in all cases or such guarantees or bonds may not fully protect us in the event a property is not completed.  In other cases, we may decide to forego certain types of available security if we determine that the security is not necessary or is too expensive to obtain in relation to the risks covered.  If a property is not completed, or costs more to complete than anticipated, it may cause us to receive less than the full amount of interest owed to us on the tax-exempt bond financing such property or otherwise result in a default under the mortgage loan that secures our tax-exempt bond on the property.  In such case, we may be forced to foreclose on the incomplete property and sell it in order to recover the principal and accrued interest on our tax-exempt bond and we may suffer a loss of capital as a result.  Alternatively, we may decide to finance the remaining construction of the property, in which event we will need to invest additional funds into the property, either as equity or as a taxable loan.  Any return on this additional investment would not be tax-exempt.  Also, if we foreclose on a property, we will no longer receive tax-exempt interest on the bond issued to finance the property.  The overall return to the Partnership from its investment in such property is likely to be less than if the construction had been completed on time or within budget.

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

The Partnership has acquired indirect interests in several MF Properties that generated LIHTCs for the previous partners in these partnerships.  When the Partnership acquires an interest in an MF Property, it generally must agree to reimburse the prior partners for any liabilities they incur due to a recapture of LIHTCs that result from the failure to operate the MF Property in a manner consistent with the laws and regulations relating to LIHTCs after the Partnership acquired its interest in the MF Property.  The amount of this recapture liability can be substantial.

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

Each of the executive officers of Burlington and four of the managers of Burlington hold equity positions in Burlington.  A subsidiary of Burlington acts as the General Partner and manages our investments and performs administrative services for us and earns certain fees that are either paid by the properties financed by our tax-exempt mortgage revenue bonds or by us.  Another subsidiary of Burlington provides on-site management for many of the multifamily apartment properties that underlie our tax-exempt bonds and each of our MF Properties and earns fees from the property owners based on the gross revenues of these properties.  The owners of the limited-purpose corporations which own four of the apartment properties financed with tax-exempt bonds and taxable loans held by the Partnership are employees of Burlington who are not involved in the operation or management of the Partnership and who are not executive officers or managers of Burlington.  Because of these relationships, our agreements with Burlington and its subsidiaries are related-party transactions.  By their nature, related-party transactions may not be considered to have been negotiated at arm's length.  These relationships may also cause a conflict of interest in other situations where we are negotiating with Burlington.

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

The Partnership has made an election to be treated as a partnership for federal income tax purposes.  The purpose of this election is to eliminate federal and state income tax liability for the Partnership and allow us to pass through our tax-exempt interest to our unitholders so that they are not subject to federal tax on this income.  If our treatment as a partnership for tax purposes is challenged, we would be classified as an association taxable as a corporation.  This would result in the Partnership being taxed on its taxable income, if any, and, in addition, would result in all cash distributions made by the Partnership to unitholders being treated as taxable ordinary dividend income to the extent of the Partnership's earnings and profits, which would include tax-exempt income. The payment of these dividends would not be deductible by the Partnership.  The listing of the Partnership's units for trading on the Nasdaq Global Market causes the Partnership to be treated as a “publicly traded partnership” under Section 7704 of the Internal Revenue Code.  A publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income.  Qualifying income includes interest, dividends, real property rents, gain from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends and certain other items.  Substantially all of the Partnership's gross income will continue to be tax-exempt interest income on mortgage bonds.  While we believe that all of this interest income is qualifying income, it is possible that some or all of our income could be determined not to be qualifying income.  In such a case, if more than 10% of our annual gross income in any year is not qualifying income, the Partnership will be taxable as a corporation rather than a partnership for federal income tax purposes.  We have not received, and do not intend to seek, a ruling from the Internal Revenue Service regarding our status as a partnership for tax purposes.

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

Each of the Partnership's tax-exempt mortgage revenue bonds is collateralized by a multifamily housing property.  The Partnership does not hold title or any other interest in these properties, other than the first mortgages securing the bonds.

As a result of the guidance on consolidations, the Company is required to consolidate certain of the multifamily residential properties securing its bonds because the owners of those properties are treated as Consolidated VIEs for which the Company is the primary beneficiary. The Company consolidated six multifamily housing properties owned by VIEs located in Florida, South Carolina, and Texas as of December 31, 2010.  The Partnership does not hold title to the properties owned by the VIEs.

In addition to the properties owned by Consolidated VIEs, the Company reports the financial results of the MF Properties on a consolidated basis due to the 99% limited partnership interests held by its subsidiary in the partnerships that own the MF Properties.  The Company consolidated eight MF Properties located in Ohio, Kentucky, Virginia, Georgia, and North Carolina as of December 31, 2010. Three of these properties ("Ohio Properties") are subject to a sales agreement that does not meet the criteria for derecognition and full accrual accounting treatment under the guidance for real estate sales. As a result, the Company continues to consolidate these Ohio Properties as if they were owned.

The following table sets forth certain information for each of the consolidated properties as of December 31, 2010:

Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2010
Bent Tree Apartments	Columbia, SC	232	$986,000	$11,598,081	$12,584,081
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,431,601	9,282,001
Residences at DeCordova	Granbury, TX	76	527,436	4,761,552	5,288,988
Residences at Weatherford	Weatherford, TX	76	533,000	602,996	1,135,996
Iona Lakes Apartments	Ft. Myers, FL	350	1,900,000	17,508,844	19,408,844
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	11,136,019	12,532,819
					60,232,729
Less accumulated depreciation (depreciation expense of approximately $2.2 million in 2010)					(18,237,508)
Balance at December 31, 2010					$41,995,221

MF Properties
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2010
Eagle Ridge	Erlanger, KY	64	$290,763	$2,459,077	$2,749,840
Meadowview	Highland Heights, KY	118	703,936	5,010,028	5,713,964
Churchland	Chesapeake, VA	124	1,171,146	6,358,531	7,529,677
Glynn Place	Brunswick, GA	128	743,996	4,636,281	5,380,277
Greens of Pine Glen	Durham, NC	168	1,744,760	5,211,464	6,956,224
					28,329,982
Less accumulated depreciation (depreciation expense of approximately $1.3 million in 2010)					(3,100,512)
Balance at December 31, 2010					$25,229,470
MF Properties Subject to Sales Agreement
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2010
Crescent Village	Cincinnati, OH	90	$353,117	$4,395,937	$4,749,054
Willow Bend	Hilliard, OH	92	580,130	3,070,386	3,650,516
Post Woods	Reynoldsburg, OH	180	1,148,504	6,638,740	7,787,244
					16,186,814
Less accumulated depreciation (depreciation expense of approximately $600,000 in 2010)					(2,129,085)
Balance at December 31, 2010					14,057,729
Total Net Real Estate Assets at December 31, 2010					$81,282,420

Item 3.  Legal Proceedings.

There are no pending legal proceedings to which the Partnership is a party or to which any of the properties collateralizing the Partnership's tax-exempt mortgage revenue bonds are subject.

Item 4.    [Reserved]

PART II

Item 5. Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

(a)Market Information. BUCs represent assignments by the sole limited partner of its rights and obligations as a limited partner. The rights and obligations of unitholders are set forth in the Partnership's Agreement of Limited Partnership. BUCs of the Partnership trade on the NASDAQ Global Market under the trading symbol "ATAX". The following table sets forth the high and low sale prices for the BUCs for each quarterly period from January 1, 2009 through December 31, 2010.

2010	High	Low
1st Quarter	$6.16	$5.50
2nd Quarter	$6.61	$5.15
3rd Quarter	$5.68	$5.22
4th Quarter	$5.53	$5.18

2009	High	Low
1st Quarter	$6.75	$5.00
2nd Quarter	$6.63	$4.51
3rd Quarter	$6.29	$5.42
4th Quarter	$5.98	$5.05

(b) Unitholders. The approximate number of unitholders on December 31, 2010 was 7,600.

(c) Distributions. Distributions to unitholders were made on a quarterly basis during 2010, 2009, and 2008. Total distributions for the years ended December 31, 2010, 2009, and 2008 were approximately $13,574,000, $10,864,000, and $9,140,000, respectively.

(d)The distributions paid or accrued per BUC during the fiscal years ended December 31, 2010, 2009, and 2008 were as follows:

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Cash Distributions	$0.5000	$0.5100	$0.5400
Special Distribution	$—	$0.0350	$—

See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” for information regarding the sources of funds that will be used for cash distributions and for a discussion of factors which may adversely affect the Partnership's ability to make cash distributions at the same levels in 2010 and thereafter.

(e)Sales of Unregistered Securities. None

(f)Issuer Purchases of Equity Securities. None

Item 6.  Selected Financial Data.

Set forth below is selected financial data for the Company as of and for the years ended December 31, 2006 through 2010. The information should be read in conjunction with the Company's consolidated financial statements and notes thereto filed in response to Item 8 of this report.  Please refer to the discussions in Item 1 and Item 7 regarding the implementation of guidance on consolidations and its effects on the presentation of financial data in this report on Form10-K:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006

Property revenue	$14,692,537	$15,667,053	$13,773,801	$11,208,209	$9,266,223
Real estate operating expenses	(10,016,742)	(10,127,657)	(8,872,219)	(7,299,257)	(5,945,364)
Depreciation and amortization expense	(5,062,817)	(6,067,330)	(4,987,417)	(3,611,249)	(1,895,546)
Mortgage revenue bond investment income	6,881,314	4,253,164	4,230,205	3,227,254	1,418,289
Other bond investment income	—	—	—	—	4,891
Other interest income	455,622	106,082	150,786	751,797	337,008
Gain on sale of assets held for sale	—	862,865	—	—	—
Gain on early extinquishment of debt	435,395	—	—	—	—
Loss on sale of security	—	—	(68,218)	—	—
Asset impairment charge - Weatherford	(2,528,852)	—	—	—	—
Provison for loan loss	(562,385)	(1,401,731)	—	—	—
Interest expense	(2,514,479)	(4,202,126)	(4,106,072)	(2,595,616)	(1,303,760)
General and administrative expenses	(2,383,784)	(1,997,661)	(1,808,459)	(1,577,551)	(1,575,942)
Income (loss) from continuing operations	(604,191)	(2,907,341)	(1,687,593)	103,587	305,799
Income from discontinued operations, (including gain on sale of $26,514,809 and $11,667,246 in 2009 and 2006, respectively)	—	26,734,754	646,989	824,249	12,470,936
Net income (loss)	(604,191)	23,827,413	(1,040,604)	927,836	12,776,735
Less: net loss attributable to noncontrolling interest	203,831	11,540	9,364	13,030	—
Net income (loss) - America First Tax Exempt Investors, L. P.	(400,360)	23,838,953	(1,031,240)	940,866	12,776,735
Less: general partners' interest in net income	28,532	804,223	64,059	99,451	1,627,305
Unallocated gain (loss) of Consolidated VIEs	(2,466,260)	20,495,957	(3,756,894)	(3,452,591)	3,863,226
Unitholders' interest in net income	$2,037,368	$2,538,773	$2,661,595	$4,294,006	$7,286,204
Unitholders' Interest in net income per unit (basic and diluted):
Income from continuing operations	$0.07	$0.15	$0.20	$0.34	$0.74
Income from discontinued operations	$—	$—	$—	$—	$—
Net income, basic and diluted, per unit	$0.07	$0.15	$0.20	$0.34	$0.74
Distributions paid or accrued per BUC	$0.5000	$0.5450	$0.5400	$0.5400	$0.5400
Investments in tax-exempt mortgage revenue bonds, at estimated fair value	$27,115,164	$69,399,763	$44,492,526	$66,167,116	$27,103,398
Tax-exempt mortgage revenue bonds held in trust, at fair value	$73,451,479	$—	$—	$—	$—
Real estate assets, net	$81,282,420	$91,790,893	$80,178,863	$70,246,514	$47,876,652
Total assets	$241,607,249	$190,770,720	$157,863,276	$164,879,008	$100,200,189
Total debt-continuing operations	$106,253,982	$85,480,187	$87,890,367	$72,464,333	$26,919,333
Total debt-discontinued operations	$—	$—	$19,583,660	$18,850,667	$18,850,667
Cash flows provided by (used in) operating activities	$2,200,893	$(339,354)	$4,445,215	$4,227,023	$5,637,095
Cash flows provided by (used in) investing activities	$(48,549,857)	$11,822,244	$(16,598,170)	$(48,007,185)	$6,396,786
Cash flows provided by (used in) financing activities	$42,345,477	$(1,563,495)	$4,692,149	$50,125,180	$(6,855,558)
Cash Available for Distribution ("CAD")(1)	$9,513,494	$8,708,527	$6,248,920	$6,062,931	$7,876,824
Weighted average number of BUCs outstanding, basic and diluted	27,493,449	16,661,969	13,512,928	12,491,490	9,837,928

 (1)  To calculate CAD, amortization expense related to debt financing costs and bond reissuance costs, Tier 2 income due to the general partner (as defined in the Agreement of Limited Partnership), interest rate derivative income or expense (including adjustments to fair value), provision for loan losses, impairments on assets, deferred gain and related interest, bond discount amortization net of cash received, losses related to VIEs, and depreciation and amortization expense on MF Property assets are added back to the Company's net income (loss) as computed in accordance with GAAP. The Company uses CAD as a supplemental measurement of its ability to pay distributions.  The Company believes that CAD provides relevant information about its operations and is necessary along with net income (loss) for understanding its operating results.

Management utilizes a calculation of CAD as a means to determine the Partnership's ability to make distributions to unitholders.  The General Partner believes that CAD provides relevant information about the Partnership's operations and is necessary along with net income for understanding its operating results.  There is no generally accepted methodology for computing CAD, and the Partnership's computation of CAD may not be comparable to CAD reported by other companies.  Although the Partnership considers CAD to be a useful measure of its operating performance, CAD should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP.

The following sets forth a reconciliation of the Company's net income (loss) as determined in accordance with GAAP and the Partnership's CAD for the periods set forth.

	2010	2009	2008	2007	2006
Net income (loss) - America First Tax Exempt Investors L.P.	$(400,360)	$23,838,953	$(1,031,240)	$940,866	$12,776,735
Net (income) loss related to VIEs and eliminations due to consolidation	2,466,260	(20,495,957)	3,756,894	3,452,591	(3,863,226)
Net income before impact of VIE consolidation	2,065,900	3,342,996	2,725,654	4,393,457	8,913,509
Change in fair value of derivatives and interest rate derivative amortization	(571,684)	830,142	721,102	249,026	210
Depreciation and amortization expense (Partnership only)	2,510,630	3,514,073	2,840,500	1,478,278	25,605
Bond purchase discount accretion (net of cash received)	(403,906)	—	—	—	—
Deposit liability gain - Ohio sale agreement	1,775,527	—	—	—	—
Tier 2 Income distributable to the General Partner (1)	(464,045)	(802,909)	(38,336)	(57,830)	(1,062,500)
Tier 2 Income distributable - contingent interest	(8,201)	—	—	—	—
Ohio deferred interest	745,227	—	—	—	—
Asset impairment charge - Weatherford	2,716,330	—	—	—	—
Property loan loss	1,147,716	1,696,730	—	—	—
Loss on bond sale	—	127,495	—	—	—
CAD	$9,513,494	$8,708,527	$6,248,920	$6,062,931	$7,876,824
Weighted average number of units outstanding,
basic and diluted	27,493,449	16,661,969	13,512,928	12,491,490	9,837,928
Net income, basic and diluted, per unit	$0.07	$0.15	$0.20	$0.34	$0.74
Total CAD per unit	$0.35	$0.52	$0.46	$0.49	$0.80
Distributions per unit	$0.5000	$0.5450	$0.5400	$0.5400	$0.5400

(1) As described in Note 2 to the consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the unitholders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner. For the year ended 2010, the deferred gain on the sale of the Ohio partnerships generated approximately $1.8 million and contingent interest generated approximately $33K of Tier II income. For 2009, the Tier 2 income distributable to the General Partner was generated by the early redemption of Woodbridge - Bloomington and Woodbridge - Louisville bond investments, the sale of Oak Grove, and from Fairmont Oaks and Lake Forest Apartments. For 2008, Lake Forest generated approximately $45,000, Fairmont Oaks generated approximately $54,000, and Iona Lakes generated approximately $54,000 of Tier 2 income. For 2007, Lake Forest generated approximately $231,000 of Tier 2 income.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

In this Management's Discussion and Analysis, the “Partnership” refers to America First Tax Exempt Investors, L.P. and its Consolidated Subsidiaries which consist of:

•
ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing with Freddie Mac - see Notes 2, 9 and 10,

•
Five multifamily apartments owned by various limited partnerships in which Partnership subsidiaries hold a 99% limited partner interest and three multifamily apartment properties owned by various limited partnerships which are subject to a sales agreement (the “MF Properties”) - see Note 6.

The “Company” refers to the consolidated financial statements reported in this Form 10-K which include the assets, liabilities and results of operations of the Partnership, its Consolidated Subsidiaries and six other consolidated entities in which the Partnership does not hold an ownership interest but which own multifamily apartment properties financed with tax-exempt bonds held by the Partnership and which are treated as variable interest entities ("VIEs") of which the Partnership has been determined to be the primary beneficiary (“Consolidated VIEs”). All significant transactions and accounts between the Partnership and the VIEs have been eliminated in consolidation.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management of the Company to make a number of judgments, assumptions, and estimates. The application of these judgments, assumptions and estimates can affect the amounts of assets, liabilities, revenues and expenses reported by the Company. All of the Company's significant accounting policies are described in Note 2. The Company considers the following to be its critical accounting policies because they involve judgments, assumptions and estimates by management that significantly affect the financial statements. If these estimates differ significantly from actual results, the impact on our consolidated financial statements may be material.

Accounting for the TEBS Financing

The Company has evaluated the accounting guidance in regard to the TEBS Financing (see Note 9) and has determined that the securitization transaction does not meet the accounting criteria for a sale or transfer of financial assets and will, therefore, be accounted for as a secured financing transaction. In accordance with the guidance which outlines the conditions that must be met to de-recognize a transferred financial asset, in part, the transferor has surrendered control over transferred assets if and only if the transferor does not maintain effective control over the transferred assets through either of the following:

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

The TEBS Financing agreements contain certain provisions that allow the Company to (1) cause the return of certain individual bonds under defined circumstances, (2) cause the return of all of the bonds by electing an Optional Series Pool Release or (3) cause the return of any defaulted bonds. The Optional Series Pool Release is defined in the agreements as two specific dates, September 15, 2017 or September 15, 2020, on which the Company has the option to repurchase all of the securitized bonds. Given these terms, the Company has concluded that the condition in item 2 above is present in the agreements and, therefore, effective control over the transferred assets has not occurred. As effective control has not been transferred, the transaction does not meet the conditions to de-recognize the assets resulting in the TEBS Financing being presented on the Company consolidated financial statements as a secured financing.

In addition to evaluating the TEBS Financing as a sale or transfer of financial assets, we have evaluated the securitization trust associated with the TEBS Financing (the “TEBS Trust”) under the provisions of the consolidation guidance. As part of the TEBS Financing certain bond assets of the Partnership were securitized into the TEBS Trust with Freddie Mac. The TEBS Trust then issued Class A and B TEBS Certificates. The Partnership has determined that the TEBS Trust is a VIE and the Class B Certificates owned by the Partnership create a variable interest in the TEBS Trust.

In determining the primary beneficiary of the TEBS Trust, the Partnership considered the activities of the VIE which most significantly impact the VIE's economic performance, who has the power to control such activities, the risks which the entity was designed to create, the variability associated with those risks and the interests which absorb such variability. The Partnership has retained the right, pursuant to the TEBS Financing agreements, to either substitute or reacquire some or all of the securitized bonds at various future dates and under various circumstances. As a result, the Partnership determined it had retained a controlling financial interest in the TEBS Trust because such actions effectively provide the Partnership with the ability to control decisions pertaining to the VIE's management of interest rate and credit risk. While in the TEBS Trust, the bond assets may only be used to settle obligations of the trust and the liabilities of the trust do not provide the Class A certificate holders with recourse to the general credit of the Partnership. The Partnership also considered the related party relationship of the entities involved in the VIE. It was determined that the Partnership met both of the primary beneficiary criteria and was the most closely associated with the VIE and, therefore, was determined to be the primary beneficiary.

Given these accounting determinations, the TEBS Financing and the associated TEBS Trust are presented as a secured financing on the ATAX TEBS I, LLC balance sheet and all activities associated with the TEBS Financing are presented with the results of the ATAX TEBS I, LLC operations. As noted above, ATAX TEBS I, LLC is a Consolidated Subsidiary of the Partnership.

Variable Interest Entities (“VIEs”)

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

Effective January 1, 2010, the Company adopted new provisions of the consolidation guidance that amended the consolidation guidance applicable to VIEs and required enhanced disclosure to provide more information about the Company's involvement in a VIE. The Partnership must make an evaluation of these entities to determine if they meet the definition of a VIE. Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack:

i.	the ability to make decisions about an entity's activities through voting or similar rights;

ii.	the obligation to absorb the expected loss of the entity; or

iii.	the right to receive the expected residual returns of the entity;
or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of an investor that has disproportionately few voting rights.

The revised accounting standard introduces a more qualitative approach to evaluating VIEs for consolidation and requires the Partnership to perform an analysis to determine whether its variable interests give it controlling financial interest in a VIE. This analysis identifies the primary beneficiary, the entity that must consolidate the VIE, as the entity that has (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. In adopting this revised accounting standard, the Partnership has re-evaluated all of its investments to determine if the property owners are VIEs and, if so, whether the Partnership is the primary beneficiary of the VIE. The guidance also requires an ongoing assessment of whether an enterprise is the primary beneficiary of the VIE.

The Partnership has determined that, as of January 1, 2010, six of the entities financed by tax-exempt bonds owned by the Partnership were held by VIEs. These VIEs are Ashley Square, Bent Tree, Cross Creek, Fairmont Oaks, Iona Lakes and Lake Forest. Additionally, in January 2010, the Partnership issued a Notice of Default on two bond holdings, DeCordova and Weatherford, and began foreclosure procedures. The foreclosure on these bonds was completed in March 2010. Simultaneous with the foreclosure, the properties were acquired through the assumption of liabilities by new ownership and the tax-exempt mortgage revenue bonds owned by the Partnership became the obligations of the new owners. Prior to the foreclosure and ownership transfer the owners of these properties were not considered VIEs. Based on the foreclosures and the lack of sufficient equity investment at risk by the new owners, these entities were determined to be Consolidated VIEs in March 2010.

The Partnership does not hold an equity interest in these VIEs and, therefore, the assets of the VIEs cannot be used to settle the general commitments of the Partnership and the Partnership is not responsible for the commitments and liabilities of the VIEs. The primary risks to the Partnership associated with these VIEs relate to the entities' ability to meet debt service obligations to the Partnership and the valuation of the underlying multifamily apartment property which serves as bond collateral.

Under the prior consolidation standards, the Partnership consolidated Ashley Square, Bent Tree, Cross Creek, Fairmont Oaks, Iona Lakes and Lake Forest as it held the majority of the variable interests in these VIEs. Under the revised standards, the Partnership has determined that it is the primary beneficiary of four of these VIEs; Bent Tree, Fairmont Oaks, Iona Lakes and Lake Forest and has continued to consolidate these entities. As a result of adopting the new guidance on January 1, 2010, the Partnership no longer reports Ashley Square and Cross Creek on a consolidated basis.

Investments in Tax-Exempt Mortgage Revenue Bonds and Other Tax-Exempt Bonds

Valuation - As all of the Company's investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  The Company owns 100% of each of these bonds.  There is no active trading market for the bonds and price quotes for the bonds are not available.  As a result, the Company bases its estimate of fair value of the tax-exempt bonds using discounted cash flow and yield to maturity analyses performed by management. This calculation methodology encompasses judgment in its application.  If available, management may also consider price quotes on similar bonds or other information from external sources, such as pricing services or broker quotes.  Pricing services, broker quotes and management's analyses provide indicative pricing only.

As of December 31, 2010 and December 31, 2009, all of the Company's tax-exempt mortgage revenue bonds were valued using discounted cash flow and yield to maturity analyses performed by management.  Management's valuation encompasses judgment in its application.  The key assumption in management's yield to maturity analysis is the range of effective yields on the individual bonds.  At December 31, 2010, the range of effective yields on the individual bonds was 7.2% to 8.7%.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these bonds.  Assuming an immediate 10 percent adverse change in the key assumption, the effective yields on the individual bonds would increase to a range of 7.9% to 9.6% and would result in additional unrealized losses on the bond portfolio of approximately $8.4 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.

The estimated future cash flow of each revenue bond depends on the operations of the underlying property and, therefore, is subject to a significant amount of uncertainty in the estimation of future rental receipts, future real estate operating expenses, and future capital expenditures. Such estimates are affected by economic factors such as the rental markets and labor markets in which the property operates, the current capitalization rates for properties in the rental markets, and tax and insurance expenses. Different conditions or different assumptions applied to the calculation may provide different results.  The Partnership periodically compares its estimates with historical results to evaluate the reasonableness and accuracy of its estimates and adjusts its estimates accordingly

Review of securities for other-than-temporary impairment - The Company periodically reviews each of its mortgage revenue bonds for impairment.  The Company evaluates whether a decline in the fair value of a security below its amortized cost is other-than-temporary based on a number of factors including:

•	The duration and severity of the decline in fair value,

•	Our intent to hold and the likelihood of the Company being required to sell the security before its value recovers,

•	Adverse conditions specifically related to the security, its collateral, or both,

•	Volatility of the fair value of the security,

•	The likelihood of the borrower being able to make required principal and interest payments,

•	Failure of the issuer to make scheduled interest or principal payments, and

•	Recoveries or additional declines in fair value after the balance sheet date.

While the Company evaluates all available information, it focuses specifically on whether it has the intent to sell the securities prior to the time that their value recovers or until maturity, whether it is likely that the Company will be required to sell the securities before a recovery in value and whether the Company expects to recover the securities' entire amortized cost basis.  The ability to recover the securities' entire amortized cost basis is based on the likelihood of the issuer being able to make required principal and interest payments on the security.  The primary source of repayment of the amortized cost is the cash flows produced by the property which serves as the collateral for the bonds.  The Company utilizes a discounted cash flow model for the underlying property and compares the results of the model to the amortized cost basis of the bond.  The model reflects the cash flows expected to be generated by the underlying property over a ten year period, including an assumed property sale at the end of year ten, discounted using the effective interest rate on the bond in accordance with the accounting guidance on other than temporary impairment of debt securities.  The inputs to these models require management to make numerous subjective assumptions, the most significant of which include:

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

If the discounted cash flows from a property are less than the amortized cost of the bond, we believe that there is a strong indication that the cash flows from the property will not support the payment of the required principal and interest on the bond and, accordingly, the bonds are considered other-than-temporarily impaired.  If an other-than-temporary impairment exists, the amortized cost basis of the mortgage bond is written down to its estimated fair value.  The amount of the write-down representing a credit loss is accounted for as a realized loss on the statement of operations.  The amount of the write-down representing a non-credit loss is recorded to other comprehensive income. The recognition of an other-than-temporary impairment and the potential impairment analysis are subject to a considerable degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the financial statements. If the credit and capital markets deteriorate further or the Company experiences deterioration in the values of its investment portfolio, the Company may incur impairments to its investment portfolio which could negatively impact the Company's financial condition, cash flows, and reported earnings.

Evaluation of property loans for potential losses - In addition to the tax-exempt mortgage revenue bonds held by the Company, loans have been made to the owners of some of the properties which secure the bonds.  These loans are collateral dependent with the repayment of the loans being dependent on the cash flows of the underlying property.  The Company periodically evaluates these loans for potential losses by utilizing the practical expedient method allowed for in the guidance for measuring impairment on a collateral dependent loan.  The Company estimates the fair value of the property and compares the fair value to the outstanding tax-exempt bonds plus any property loans.  The Company utilizes the discounted cash flow model discussed above except that in estimating a property's fair value we evaluate a number of different discounted cash flow models that contain varying assumptions.   The various models may assume multiple revenue and expense scenarios, various capitalization rates and multiple discount rates.  We may also consider other information such as independent appraisals in estimating a property's fair value.

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

Revenue recognition - tax-exempt mortgage revenue bonds - Interest on the Partnership's tax-exempt mortgage revenue bonds is payable solely from the net cash flow of the underlying properties and reserve funds, if any, set aside pursuant to the bond documents. These bonds are not the obligations of the state or local housing authorities that issued them and are not backed by any taxing authority. Base interest income on fully performing tax-exempt mortgage revenue bonds is recognized as it is earned. Base interest income on tax-exempt mortgage revenue bonds not fully performing is recognized as it is received. Past due base interest on tax-exempt mortgage revenue bonds, which are or were previously not fully performing, is recognized as it is earned. The Partnership reinstates the accrual of base interest once the tax-exempt mortgage revenue bond's ability to perform is adequately demonstrated. Contingent interest income, which is only received by the Partnership if the property financed by a tax-exempt mortgage revenue bond that contains a contingent interest provision generates excess available cash flow as set forth in each bond, is recognized when realized or realizable.

Revenue Recognition - investments in real estate - The Partnership's Consolidated VIEs and the MF Properties (see Note 6) are lessors of multifamily rental units under leases with terms of one year or less. Rental revenue is recognized, net of rental concessions, on a straight-line method over the related lease term.

Derivative Instruments and Hedging Activities

The Partnership's investments in interest rate derivative agreements are accounted for under the guidance that establishes accounting and reporting standards for derivative financial instruments, including certain derivative financial instruments embedded in other contracts, and for hedging activity. The guidance requires the Partnership to recognize all derivatives as either assets or liabilities in its financial statements and record these instruments at their fair values. In order to achieve hedge accounting treatment, derivative instruments must be appropriately designated, documented and proven to be effective as a hedge.  The Partnership did not designate its current derivatives as qualifying hedges.

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

Executive Summary

Overview

The Partnership operates for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. Each multifamily property financed with tax-exempt mortgage bonds held by the Partnership is owned by a separate entity.  The Partnership does not hold an ownership interest in any of these entities.  However, in some cases, these entities are treated as VIEs and, as a result, the assets, liabilities and financial results of the properties owned by these entities are consolidated with the Company.  Whether or not treated as a VIE, the owners of the properties financed by tax-exempt mortgage revenue bonds held by the Partnership have an operating goal to generate increasing amounts of net rental income from these properties that will allow them to service their debt on the Partnership's bonds.  In order to achieve this goal, management of these multifamily apartment properties is focused on: (i) maintaining high economic occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties; and (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of the properties in their respective market areas.

Tax-exempt Revenue Bonds. On December 31, 2010, the Partnership owned 21 federally tax-exempt mortgage revenue bonds with an aggregate outstanding principal amount of $189.3 million.  These bonds were issued by various state and local housing authorities in order to provide construction and/or permanent financing of 21 multifamily residential apartments containing a total of 4,042 rental units located in the states of Florida, Iowa, South Carolina, Texas, Kansas, Kentucky, Minnesota, Illinois, and Ohio, one multifamily residential apartment complex under construction in Texas that will contain a total of 76 rental units, and a 142-bed student housing facility in Nebraska.  In each case the Partnership owns, either directly or indirectly, 100% of the bonds issued for these properties. Each bond is secured by a first mortgage or deed of trust on the financed apartment property. Of the 21 bonds owned, eight are owned directly by the Partnership and 13 are owned by ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership. Six of the entities that own the apartment properties financed by six of the Partnership's tax exempt bonds were deemed to be Consolidated VIEs of the Partnership at December 31, 2010 and, as a result, these bonds are eliminated in consolidation on the Company's financial statements. Additionally, two bonds secured by the three Ohio Properties subject to a sales agreement (see Note 6 and below) are eliminated in consolidation on the Company's financial statements. Additionally, six of the bonds also provide for the payment of contingent interest determined by the net cash flow and net capital appreciation of the underlying real estate properties.  As a result, these mortgage revenue bonds provide the Partnership with the potential to participate in future increases in the cash flow generated by the financed properties, either through operations or from their ultimate sale.

Consolidated VIEs. The six Consolidated VIE multifamily apartment properties as of December 31, 2010, contained a total of 1,152 rental units. As of December 31, 2009, six of the 17 tax-exempt mortgage bonds owned by the Partnership were secured by properties held as VIEs which contained 1,288 rental units. The properties underlying the thirteen non-consolidated tax-exempt mortgage bonds contain a total of 2,144 rental units at December 31, 2010. Two bonds secured by the three Ohio Properties containing 362 rental units are subject to a sales agreement (see Note 6) and are eliminated in consolidation on the Company's financial statements. As of December 31, 2009, the properties underlying the 11 non-consolidated tax-exempt mortgage bonds contain a total of 1,497 rental units.

MF Properties. To facilitate its investment strategy of acquiring additional tax exempt mortgage bonds secured by multifamily apartment properties, the Partnership may acquire ownership positions in apartment properties (“MF Properties”), in order to ultimately restructure the property ownership through a sale of the MF Properties.  The Partnership expects each of these MF Properties to eventually be sold to a not-for-profit entity or in connection with a syndication of Low Income Housing Tax Credits (“LIHTCs”) under Section 42 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).  The Partnership expects to acquire tax-exempt mortgage revenue bonds issued to provide debt financing for these properties at the time the property ownership is restructured. The Partnership expects to provide the tax-exempt mortgage revenue bonds to the new property owners as part of the restructuring.   Such restructurings will generally be expected to be initiated within 36 months of the Partnership's investment in an MF Property and will often coincide with the expiration of the compliance period relating to LIHTCs previously issued with respect to the MF Property.  The Partnership will not acquire LIHTCs in connection with these transactions.

In June 2010, the Partnership completed the first planned restructuring by investing in two Ohio tax exempt bonds, collateralized by three existing Ohio MF properties, with a total of 362 rental units. The Company acquired 100% of the Series A bond with a par value of $14.7 million and the Series B bond with a par value of $3.6 million issued by the Ohio Housing Finance Agency as part of a plan of financing for the acquisition and rehabilitation of the Ohio Properties. The new owners have not contributed any capital to the transaction and the Company has effectively provided 100% of the capital structure to the new owners as part of the sale transaction. As such, the transaction does not meet accounting standards for derecognition and full accrual accounting treatment under the guidance for real estate sales and the Company will continue to consolidate the Ohio Properties as if they were owned with the bonds being eliminated upon consolidation. Cash received as part of the sale transaction represents a deferred gain on the sale transaction of approximately $1.8 million (see Note 6).

As of December 31, 2010, the Partnership's wholly-owned subsidiaries held limited partnership interests in five entities that own MF Properties containing a total of 602 rental units together with the three Ohio Properties containing 362 rental units which are subject to a sales agreement. As of December 31, 2009, the Partnership's wholly-owned subsidiaries held limited partnership interests in nine MF Properties containing a total of 964 units. The MF Properties' operating goal is similar to that of the properties underlying the Partnership's tax-exempt bonds.

Properties Management. Twelve of the 21 properties which collateralize the bonds owned by the Partnership are managed by America First Properties Management Company (“Properties Management”), an affiliate of AFCA 2, which provides property management services for Ashley Square, Iona Lakes Apartments, Bent Tree Apartments, Lake Forest Apartments, Fairmont Oaks Apartments, Cross Creek, Clarkson College, Woodland Park, DeCordova, and each of the MF Properties.  Management believes that this relationship provides greater insight and understanding of the underlying property operations and their ability to meet debt service requirements to the Partnership. The properties not currently managed by Properties Management are Autumn Pines, Bella Vista Apartments, Brookstone Apartments, Runnymede Apartments, Bridle Ridge, South Park Ranch Apartments, Villages at Lost Creek and Woodlynn Village. Weatherford is currently under construction and not subject to a management agreement.

TEBS. As of September 1, 2010, the Partnership and its Consolidated Subsidiary ATAX TEBS I, LLC, entered into a number of agreements relating to a new long-term debt financing facility provided through the securitization of 13 tax-exempt mortgage revenue bonds pursuant to Freddie Mac's TEBS program. The gross proceeds from TEBS Financing were approximately $95.8 million. After the payment of transaction expenses the Company received net proceeds from the TEBS Financing of approximately $90.4 million. The Company applied approximately $49.5 million of these net proceeds to repay the entire outstanding principal of, and accrued interest on, its secured term loan from Bank of America.
The TEBS Financing essentially provides the Company with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term tax-exempt rates. Under the TEBS Financing, the Company securitized the bonds by transferring certain assets to Freddie Mac in exchange for tax-exempt Class A and Class B Freddie Mac Multifamily Variable Rate Certificates (collectively, the “TEBS Certificates”) issued by Freddie Mac. The TEBS Certificates represent beneficial interests in the securitized assets held by Freddie Mac. The holders of the Class A TEBS Certificates are entitled to receive regular payments of interest from Freddie Mac at a variable rate which resets periodically based on the weekly Securities Industry and Financial Markets Association (“SIFMA”) floating index rate plus certain Facility Fees. As of closing, the SIFMA rate was equal to 0.25% and the total Facility Fees were 1.9%, resulting in a total initial cost of borrowing of 2.15%. As of December 31, 2010, the SIFMA rate was equal to 0.34% resulting in a total cost of borrowing of 2.24%. As the holder of the Class B TEBS Certificates, the Company is not entitled to receive interest payments on the Class B TEBS Certificates at any particular rate, but will be entitled to all payments of principal and interest on the Bonds and Senior Custody Receipts held by Freddie Mac after payment of principal and interest due on the Class A TEBS Certificates and payment of all Facility Fees and associated expenses. Accordingly, the amount of interest paid on the Class B TEBS Certificates is expected to vary over time, and could be eliminated altogether, due to fluctuations in the interest rate payable on the Class A TEBS Certificates, Facility Fees, expenses and other factors.

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

The TEBS Financing offers several advantages over the Company's previous credit facilities which, over time, are expected to positively impact the generation of CAD. These advantages include:

•	a longer term thereby addressing the previous refinancing risks,

•	better balance sheet leverage thereby providing additional funds for investment, and

•	a lower initial cost of borrowing.

Economic Conditions. The disruptions in domestic and international financial markets, and the resulting restrictions on the availability of debt financing that had prevailed since 2008 began to subside in 2010. While economic trends show signs of a stabilization of the economy and debt availability has increased significantly from two years ago, overall availability remains limited and the cost of credit may continue to be adversely impacted. These conditions, in our view, will continue to create potential investment opportunities for the Partnership.  Many participants in the multifamily housing debt sector either reduced their participation in the market or were forced to liquidate some or all of their existing portfolio investments in order to meet their liquidity needs.  We believe this continues to create opportunities to acquire existing tax-exempt bonds from distressed holders at attractive yields.  The Partnership continues to evaluate potential investments in bonds which are available on the secondary market.  We believe many of these bonds will meet our investment criteria and that we have a unique ability to analyze and close on these opportunities while maintaining our ability and willingness to also participate in primary market transactions.

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

On the other hand, continued economic weakness in some markets may limit our ability to access additional debt financing that the Partnership uses to partially finance its investment portfolio or otherwise meet its liquidity requirements.  The inability to access debt financing may result in adverse effects on our financial condition and results of operations.  There can be no assurance that we will be able to finance additional acquisitions of tax-exempt bonds through either additional equity or debt financing.  Although the consequences of market and economic conditions and their impact on our ability to pursue our plan to grow through investments in additional tax-exempt housing bonds are not fully known, we do not anticipate that our existing assets will be adversely affected in the long-term.   In addition, the economic conditions including higher levels of unemployment, lack of job growth and low home mortgage interest rates have had a negative effect on some of the apartment properties which collateralize our tax-exempt bond investments and our MF Properties in the form of lower occupancy during the past two years.  Overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents and non-revenue units such as model units and employee units) of the apartment properties that the Partnership has financed with tax-exempt mortgage revenue bonds was approximately 81% during 2010 compared to 84% during 2009.  Overall economic occupancy of the MF Properties has remained at approximately 83% during both years 2010 and 2009.  These issues may continue to negatively affect property operations and profitability in the short-term. We expect that property operations will improve in 2011 and 2012 and that rental rate and occupancy trends will be positive.

Discussion of the Apartment Properties securing the Partnership Bond Holdings and MF Properties as of December 31, 2010

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

			Number	Percentage of Occupied		Economic Occupancy (1) for
		Number	of Units	Units as of December 31,		the period ended December 31,
Property Name	Location	of Units	Occupied	2010	2009	2010	2009

Non-Consolidated Properties
Ashley Square Apartments	Des Moines, IA	144	140	97%	86%	89%	92%
Autumn Pines	Humble, TX	250	234	94%	n/a	90%	n/a
Bella Vista Apartments	Gainesville, TX	144	130	90%	90%	87%	94%
Bridle Ridge Apartments	Greer, SC	152	135	89%	87%	80%	81%
Brookstone Apartments (3)	Wakegan, IL	168	159	95%	93%	96%	90%
Clarkson College	Omaha, NE	142	84	59%	73%	70%	73%
Cross Creek Apartments (3)	Beaufort, SC	144	133	92%	n/a	81%	n/a
Runnymede Apartments	Austin, TX	252	218	87%	95%	93%	96%
South Park Ranch Apartments (3)	Austin, TX	192	180	94%	93%	89%	90%
Villages at Lost Creek (3)	San Antonio, TX	261	249	95%	n/a	82%	n/a
Woodland Park (4)	Topeka, KS	236	190	81%	n/a	57%	n/a
Woodlynn Village	Maplewood, MN	59	58	98%	95%	96%	100%
		2,144	1,910	89%	88%	84%	89%

Consolidated VIEs
Bent Tree Apartments	Columbia, SC	232	211	91%	97%	81%	79%
Fairmont Oaks Apartments	Gainsville, FL	178	150	84%	90%	77%	83%
Residences at DeCordova (4)	Granbury, TX	76	65	86%	n/a	56%	n/a
Residences at Weatherford (2)	Weatherford, TX	76	n/a	n/a	n/a	n/a	n/a
Iona Lakes Apartments	Ft. Myers, FL	350	310	89%	83%	66%	62%
Lake Forest Apartments	Daytona Beach, FL	240	222	93%	89%	77%	79%
		1,152	958	89%	90%	73%	76%

MF Properties
Churchland	Chesapeake, VA	124	119	96%	98%	91%	90%
Eagle Ridge	Erlanger, KY	64	51	80%	86%	84%	74%
Glynn Place	Brunswick, GA	128	106	83%	63%	69%	68%
Greens of Pine Glen	Durham, NC	168	153	91%	90%	84%	89%
Meadowview	Highland Heights, KY	118	112	95%	77%	86%	81%
Crescent Village	Cincinnati, OH	90	74	82%	89%	80%	85%
Post Woods	Reynoldsburg, OH	180	159	88%	89%	84%	87%
Willow Bend	Columbus (Hilliard), OH	92	82	89%	95%	86%	89%
		964	856	89%	86%	83%	83%

(1) Economic occupancy is presented for the twelve months ended December 31, 2010 and 2009, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented, therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.
(2)This property is still under construction as of December 31, 2010, and therefore has no occupancy data.
(3) Previous period occupancy numbers are not available, as this is a new investment.
(4) Construction on these properties has been completed and the properties are in a lease up and stabilization period.

Non-Consolidated Properties

The owners of the following properties do not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE, as a result, the Company does not report the assets, liabilities and results of operations of these properties on a consolidated basis.

Ashley Square - Ashley Square Apartments is located in Des Moines, Iowa and contains 144 units.  The tax-exempt mortgage revenue bonds owned by the Partnership are traditional “80/20” bonds issued prior to the Tax Reform Act of 1986.  These bonds require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size.  The bond has an outstanding principal amount of $5.4 million and has a base interest rate of 6.25% per annum.  The bond also provides for contingent interest payable from excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bond accrues contingent interest at a rate of 3.0% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the property has not paid any contingent interest and the Partnership has not recognized any contingent interest income related to this bond. The property is current on the payment of principal and base interest on the Partnership's bond as of December 31, 2010. Ashley Square's operations resulted in net operating income of $430,000 and $358,000 before payment of bond debt service on net revenue of approximately $1.2 million and $1.2 million in 2010 and 2009, respectively.  The improvement in net operating income from 2009 is primarily the result of a decrease in real estate taxes.

Autumn Pines - Autumn Pines is located in Humble, Texas and contains 250 units. The tax-exempt mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs.  The bond has an outstanding principal amount of $13.4 million and has a base interest rate of 5.8% per annum.  The bond does not provide for contingent interest. The bond was purchased in November 2010 for approximately $12.3 million providing an approximate effective 7.0% yield to maturity. Autumn Pines' operations resulted in Net Operating Income of $1.1 million on net revenue of approximately $2.3 million for the year ended 2010. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2010.

Bella Vista - Bella Vista Apartments is located in Gainesville, Texas and contains 144 units.  The tax-exempt mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs.   The bond has an outstanding principal amount of $6.7 million and has a base interest rate of 6.15% per annum.  The bond does not provide for contingent interest.  Bella Vista's operations resulted in net operating income of $521,000 and $517,000 before payment of debt service on net revenue of approximately $1.1 million and $1.0 million in 2010 and 2009, respectively. The increase in net operating income is due to an decrease in property taxes. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2010.

Bridle Ridge - Bridle Ridge Apartments is located in Greer, South Carolina and contains 152 units.  The tax-exempt mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs.  The bond has an outstanding principal amount of $7.9 million and a base interest rate of 6.0% per annum.  The bond does not provide for contingent interest. Bridle Ridge's operations resulted in net operating income of approximately $560,000 and $614,000 before payment of bond debt service on net revenue of approximately $972,000 and $991,000 in 2010 and 2009, respectively. The decrease in net operating income is due to a decrease in economic occupancy, and increases in renting expense, management fees, and property insurance expense. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2010.

Brookstone - Brookstone Apartments is located in Waukegan, Illinois and contains 168 units.  The tax-exempt mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs.  The bond has an outstanding principal amount of $9.6 million and a base interest rate of 5.45% per annum.  The bond does not provide for contingent interest. These bonds were purchased in October 2009 for approximately $7.3 million providing an approximate effective 7.5% yield to maturity.  Brookstone's operations resulted in net operating income of $888,000 and $895,000 before payment of bond debt service on net revenue of approximately $1.3 million and $1.3 million in 2010 and 2009, respectively. The decrease in net operating income is due to an increase in utilities expenses. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2010.

Clarkson College - Clarkson College is a 142 bed student housing facility located in Omaha, Nebraska.  The tax-exempt mortgage revenue bond owned by the Partnership was issued under Section 145 of the Internal Revenue Code by a not-for-profit entity qualified under Section 501(c)(3) of the Internal Revenue Code.  The bond has an outstanding principal amount of $5.8 million and has a base interest rate of 6.0% per annum.  The bond also provides for contingent interest payable from excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bond accrues contingent interest at a rate of 1.25% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date the property has not paid any contingent interest and the Partnership has not recognized any contingent interest income related to this bond.  Clarkson College's operations resulted in net operating income of $361,000 and $409,000 before payment of bond debt service on net revenue of approximately $611,000 and $625,000 in 2010 and 2009, respectively.  This decrease in net operating income is due to a decrease in economic occupancy. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2010.

Cross Creek - Cross Creek Apartments is located in Beaufort, South Carolina and contains 144 units.  The bond has an outstanding principal amount of $8.7 million and has a base interest rate of 6.15% per annum. The bond does not provide for contingent interest. The Cross Creek bond was acquired in April 2009 for approximately $5.9 million providing an approximate effective 7.4% yield to maturity.  At that time the project was not completed and was vacant.  The Company acquired the taxable loan in 2009 for approximately $900,000 has subsequently made an approximate $2.3 million taxable loan to the property owner to allow for the completion of construction, lease up and stabilization of the property and the payment of bond debt service  As of December 31, 2010, Cross Creek Apartments has leased 133 of the 144 units for 92% physical occupancy.  Construction of Cross Creek was completed in November 2009.  Cross Creek's operations resulted in net operating income of $375,000 in 2010 compared to a net operating loss of $140,000 in 2009 before payment of bond debt service on net revenue of approximately $1.1 million and $248,000 in 2010 and 2009, respectively.  This increase in net operating income is due to a full year of income and expenses in 2010 compared to a partial year in 2009. The property is current on the payment of principal and base interest on the Partnership's bond as of December 31, 2010.

Runnymede Apartments - Runnymede Apartments is located in Austin, Texas and contains 252 units. The tax-exempt mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs.  The bond has an outstanding principal amount of $10.8 million and has a base interest rate of 6.00%.  The bond does not provide for contingent interest. Runnymede's operations resulted in net operating income of $930,000 and $883,000 before payment of bond debt service on net revenue of approximately $2.0 million and $2.0 million in 2010 and 2009 respectively.  The improvement from 2009 is the result of decreases in temporary employment services expenses and utility expenses.  The property is current on principal and interest payments on the Partnership's bond as of December 31, 2010.

South Park Ranch Apartments - South Park Ranch Apartments is located in Austin, Texas and contains 192 units.  The tax-exempt mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs.  The bond has an outstanding principal amount of $14.1 million and has a base interest rate of 6.13% per annum.  The bond does not provide for contingent interest.  This bond was purchased in August 2009 for approximately $11.9 million providing an approximately 6.8% yield to maturity.  South Park's operations resulted in net operating income of $1.1 million and $1.2 million before payment of bond debt service on net revenue of approximately $1.8 million and $1.8 million in 2010 and 2009, respectively.  The decrease in net operating income is due to a decrease in economic occupancy. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2010.

Villages at Lost Creek - Villages at Lost Creek is located in San Antonio, Texas and contains 261 units. The tax-exempt mortgage revenue bond owned by the Partnership is a private activity housing bond. The bond has an outstanding principal amount of $18.5 million and has a base interest rate of 6.25% per annum.  The bond does not provide for contingent interest. This bond was purchased in May 2010 for approximately $15.9 million providing an approximately 7.6% yield to maturity. Lost Creek's operations resulted in Net Operating Income of $1.5 million on net revenue of approximately $2.3 million in 2010. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2010.

Woodlynn Village - Woodlynn Village is located in Maplewood, Minnesota and contains 59 units.  The tax-exempt mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs.  The bond has an outstanding principal amount of $4.5 million and has a base interest rate of 6.0% per annum.  The bond does not provide for contingent interest. Woodlynn Village's operations resulted in net operating income of $382,000 and $401,000 before payment of bond debt service on net revenue of approximately $590,000 and $578,000 in 2010 and 2009 respectively.  The decrease in 2010 as compared to 2009 is due primarily to a decrease in economic occupancy. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2010.

Woodland Park - The Partnership has identified circumstances which indicate that certain actions may be necessary to protect the Partnership's position as a secured bondholder of the Woodland Park tax-exempt mortgage revenue bonds and taxable lender.  As of December 31, 2010, Woodland Park owes the Partnership approximately $15.7 million under tax-exempt bonds and approximately $914,000 under taxable loans. The construction of Woodland Park was completed in November 2008 and lease-up continues, however, the property has not yet reached stabilization which is defined in the bond documents as the generation of a 1.15:1 debt service coverage ratio for six straight months.  Additionally, there were insufficient funds on deposit with the bond trustee to make the debt service payment of approximately $452,000 on the bonds which was due on May 3, 2010 and the property owner did not provide additional capital to fund the shortfall. As a result, a payment default on the bonds occurred. In order to protect its investment, the Partnership issued a formal notice of default through the bond trustee and started the foreclosure process. The foreclosure process is expected to be complete in the first half of 2011. This action will allow a new property owner to re-syndicate the LIHTCs associated with this property. If the LIHTCs can be successfully re-syndicated, it will provide additional capital to the project which can be used to support debt service payments on the tax-exempt mortgage revenue bonds until property operations improve to the point that sufficient cash is generated to pay any past due amounts on the bonds as well as ongoing debt service. If the re-syndication is not successful the Partnership may pursue other options including making additional taxable loans to the property or completing the foreclosure process and taking direct ownership of the property. The Partnership believes that the most significant issue in the slow lease-up of the property and its failure to achieve stabilization has been the 100% set aside of the rental units for tenants that make less than 60% of the area median income. At the request of the Partnership, in April 2010, the property owner reduced the number of units set aside for affordable tenants to 75% and began leasing 59 units to market rate tenants. Additionally, the property owner has agreed that, if needed to stabilize the property, it would further reduce the units set aside for affordable tenants to 60% thereby making an additional 35 units available to market rate tenants. As of December 31, 2009, the property had 116 units leased out of total available units of 236, or 49% physical occupancy. As of December 31, 2010, the property had 190 units leased out of total available units of 236, or 81% physical occupancy.  Based on the level of leasing activity resulting from the change in the mix of affordable and market rate tenants, the Partnership continues to believe that Woodland is capable of reaching stabilization.

The Partnership has evaluated this bond holding, as part of the evaluation of its entire investment portfolio, for an other-than-temporary decline in value as of December 31, 2010 (see Note 2 for discussion of our impairment testing method).  Based on this evaluation, the Partnership has concluded that no other-than-temporary impairment of this bond existed at December 31, 2010.

Our ability to recover the tax-exempt mortgage revenue bonds entire amortized cost basis is dependent upon the issuer being able to meet debt service requirements.  The primary source of repayment is the cash flows produced by the property which serves as the collateral for the bonds.  The Company utilizes a discounted cash flow model for the underlying property and compares the results of the model to the amortized cost basis of the bond.  If the discounted cash flows from a property are less than the amortized cost of the bond, we believe that there is a strong indication that the cash flows from the property will not support the payment of the required principle and interest on the bond and, accordingly, the bonds are considered other-than-temporarily impaired.  These models reflect the cash flows expected to be generated by the underlying properties over a ten year period, including an assumed property sale at the end of year ten, discounted using the effective interest rate which is equal to the stated rate on the bonds as they were purchased at par in accordance with the accounting guidance on other than temporary impairment of debt securities.

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

The revenue, expense and resulting net operating income projections which are the basis for the discounted cash flow model are based on judgment.  Operating results from a multifamily residential property depend on the rental and occupancy rates of the property and the level of operating expenses.  Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located.  This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans.  In addition, factors such as government regulation, inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

The various revenue and expense projections for this property's operations are summarized as follows:

•
Woodland Park - Revenue and expenses for model year one (2011) are equal to the property budget.  Budgeted revenues of approximately $1.7 million are based on a budgeted average occupancy of 88%.  Budgeted expenses are approximately $800,000.  Revenues are projected to grow over the ten years in the model to approximately $2.2 million in year ten based on average annual rental increases of 2% and an average occupancy increasing over time to 93%.  Expenses are projected to grow to approximately $1.0 million in year ten based on average annual increases of 2.5%.

In addition to the tax-exempt mortgage revenue bond held by the Company, a taxable loan has been made to the owners of this property.  The Partnership has evaluated this taxable property loan for potential impairment as of December 31, 2010 (see Note 2 for discussion of our impairment testing method).  The repayment of this loan is dependent largely on the value of the property which collateralizes the loan.  The Company periodically evaluates the loan for potential losses by estimating the fair value of the property which collateralizes the loan.  The Company utilizes the discounted cash flow model discussed above except that in estimating a property fair value we consider a number of different discounted cash flow models that contain varying assumptions.   The various models may assume multiple revenue and expense scenarios, various capitalization rates and multiple discount rates.  We may also consider other information such as independent appraisals in estimating a property fair value.  If the estimated fair value of the property after deducting the amortized cost basis of the senior tax-exempt mortgage revenue bond exceeds the principal balance of the property loan then no potential loss is indicated and no allowance for loan loss is needed.

In estimating the property valuation for the current year, the most significant assumptions utilized in the discounted cash flow model were the same as discussed above except that the specific discount rate used to estimate the property valuation in the current year models was approximately 6.5% which the Partnership believes represents a rate at which a multifamily property could obtain current tax-exempt financing similar to the current existing outstanding bonds.  In addition to the discounted cash flow models utilized to estimate the property valuation, the Company obtained an independent appraisal for this property in February 2010.  Based on the results of the discounted cash flow model and an evaluation of the appraisal the Partnership has estimated the property value for Woodland Park which collateralizes the tax-exempt mortgage revenue bond and the taxable loan to be approximately $16.8 million.

Based on this estimated property valuation and after subtracting the amortized cost of the tax-exempt bond, the Partnership recorded an allowance for loan loss of approximately $700,000 in 2009 and an additional allowance of approximately $200,000 in 2010 to reserve for the entire taxable loan balance due from Woodland Park. The Partnership will continue to monitor this investment for changes in circumstances that might warrant an impairment charge.

Consolidated VIEs - Continuing Operations

The owners of the following properties have been determined to meet the definition of a VIE and the Partnership has been determined to be the Primary Beneficiary. As a result, the Company reports the assets, liabilities and results of operations of these properties on a consolidated basis.

Bent Tree - Bent Tree Apartments is located in Columbia, South Carolina and contains 232 units.  The tax-exempt mortgage revenue bonds owned by the Partnership are traditional “80/20” bonds issued prior to the Tax Reform Act of 1986.  These bonds require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size.  The bond has an outstanding principal amount of $7.7 million and has a base interest rate of 6.25% per annum.  The bond also provides for contingent interest payable from excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bond accrues contingent interest at a rate of 1.9% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the property has not paid any contingent interest and the Partnership has not recognized any contingent interest income related to this bond. However, the property is current on the payment of principal and base interest on the Partnership's bond as of December 31, 2010. Bent Tree's operations resulted in net operating income of $557,000 and $531,000 before payment of bond debt service on net revenue of approximately $1.5 million and $1.5 million in 2010 and 2009, respectively.  The increase in net operating income is a net result of decreased insurance and utilities expenses.

Fairmont Oaks - Fairmont Oaks Apartments is located in Gainesville, Florida and contains 178 units.  The tax-exempt mortgage revenue bonds owned by the Partnership are traditional “80/20” bonds issued prior to the Tax Reform Act of 1986.  These bonds require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size.  The bond has an outstanding principal amount of $7.6 million and has a base interest rate of 6.3% per annum.  The bond also provides for contingent interest payable from excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bond accrues contingent interest at a rate of 2.2% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the Partnership has realized $57,000 in contingent interest income related to this bond.  The property is current on the payment of principal and base interest on the Partnership's bond as of December 31, 2010. Fairmont Oak's operations resulted in net operating income of $630,000 and $715,000 before payment of bond debt service on net revenue of approximately $1.4 million and $1.5 million in 2010 and 2009, respectively.  The decrease in net operating income is the result of lower economic occupancy.

Iona Lakes - Iona Lakes Apartments is located in Fort Myers, Florida and contains 350 units.  The tax-exempt mortgage revenue bonds owned by the Partnership are traditional “80/20” bonds issued prior to the Tax Reform Act of 1986.  These bonds require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size.  The bond has an outstanding principal amount of $15.9 million and has a base interest rate of 6.9% per annum.  The bond also provides for contingent interest payable from excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bond accrues contingent interest at a rate of 2.6% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the Partnership has realized $8,000 contingent interest income related to this bond.  The property is current on the payment of principal and base interest on the Partnership's bond as of December 31, 2010. Iona Lake's operations resulted in net operating income of $931,000 and $804,000 before payment of bond debt service on net revenue of approximately $2.5 million and $2.3 million in 2010 and 2009, respectively.  The increase in net operating income was a result of an increase in economic occupancy as well as decreased salary expenses.

Lake Forest - Lake Forest Apartments is located in Daytona Beach, Florida and contains 240 units.  The tax-exempt mortgage revenue bonds owned by the Partnership are traditional “80/20” bonds issued prior to the Tax Reform Act of 1986.  These bonds require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size.  The bond has an outstanding principal amount of $9.3 million and has a base interest rate of 6.25% per annum.  The bond also provides for contingent interest payable from excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bond accrues contingent interest at a rate of 1.6% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the Partnership has realized approximately $19,000 of contingent interest income related to this bond.  The property is current on the payment of principal and base interest on the Partnership's bonds as of December 31, 2010. Lake Forest's operations resulted in net operating income of $676,000 and $723,000 before payment of bond debt service on net revenue of approximately $1.8 million and $1.8 million in 2010 and 2009, respectively.  The decrease in net operating income is a result of increases in utilities and repair and maintenance expense.

Residences at DeCordova and Residences at Weatherford are bond holdings for which these ownership entities meet the Consolidated VIE definition. Based on an accumulation of individual circumstances, the Partnership has identified that DeCordova and Weatherford's tax-exempt mortgage revenue bonds are in a position for which certain actions may be necessary to protect the Partnership's position as a secured bondholder and lender.  As of December 31, 2010, DeCordova owes the Partnership approximately $4.9 million under tax-exempt bonds and $648,000 under taxable loans and Weatherford owes the Partnership approximately $4.7 million under tax-exempt bonds and $1.1 million under taxable loans.   The following is a discussion of the circumstances related to each of these bonds. As both of these entities meet the Consolidated VIE definition the bonds discussed below are eliminated in consolidation.

Residences at DeCordova.  The construction of Residences at DeCordova was completed in April 2009 and lease-up continues, however, the property has not yet reached stabilization which is defined in the bond documents as the generation of a 1.15:1 debt service coverage ratio for six straight months.  As result of the failure to reach stabilization, the bond is in technical default.  As of December 31, 2010, the property had 65 units leased out of total available units of 76, or 86% physical occupancy.  This property is a senior (55+) affordable housing project located in Granbury, Texas in the Dallas-Fort Worth area.  The Partnership believes the most significant issue in the slow lease-up of the property is the current single family housing market in the Dallas-Fort Worth area.  Many potential tenants must first sell their existing home before they are able to move into a rental unit.  In September 2009, the Partnership was notified by the tax credit limited partner of the owner of Residences at DeCordova of its intent to withdraw from the limited partnership.  In January 2010, the Partnership concluded its best course of action for the removal of the current limited partner was to issue a Notice of Default through the bond trustee and to begin foreclosure procedures.  Such notice was issued in February 2010 and the foreclosure was completed in March 2010.  Through this process the Partnership removed the limited partner which will allow the property owner to “re-syndicate” the LIHTCs to a new limited partner thereby providing additional capital to the project.  The underwriting estimate of LIHTCs to be generated by this property that would be available for “re-syndication” is approximately $2.8 million.  The syndication of the LIHTCs, at an amount less than the gross credits generated, would provide additional capital for the project in the form of new limited partner equity.  The Partnership believes that, if this can be accomplished, such new equity would be sufficient to allow for the current bonds to remain in place and operations be funded through an extended lease-up period.  The property continued to experience slow lease-up and was unable to re-syndicate the LIHTCs. As a result, in December 2010, the Partnership issued a second Notice of Default through the bond trustee to begin foreclosure procedures in order to remove both the general partner and the limited partner and take ownership of the property. This second foreclosure was completed in February 2011 at which time the ownership of the property was taken by the Partnership. At this time the Partnership expects to operate the property as a market rate apartment property. Once the property is leased up and stabilized the Partnership will evaluate its options in order to recoup its investment in DeCordova.

Residences at Weatherford.  Residences at Weatherford are currently under construction and will contain 76 units upon completion. This property is a senior (55+) affordable housing project located in Weatherford, Texas in the Dallas-Fort Worth area. At this time infrastructure construction activities have been substantially completed but no construction has begun on the actual apartment buildings. In January 2010, the Partnership issued a Notice of Default through the bond trustee and began foreclosure procedures to remove the limited partner. Such notice was issued in February 2010 and the foreclosure was completed in March 2010. At that time the general partner was allowed to continue in that capacity and a new limited partner was admitted. The foreclosure was a reconsideration event under the variable interest entity guidance and as a result of the reevaluation, the bond was eliminated and the entity that owns the property was consolidated as a VIE effective in March 2010. Through this process the Partnership anticipated that the new property owner would recapitalize the property by pursuing an alternative plan of financing. Specifically, the Partnership worked with the general partner of the owner to identify available Tax Credit Assistance Program (“TCAP”) funding through application to the Texas Department of Housing and Community Affairs (“TDHCA”). In March 2010, a TCAP Written Agreement with TDHCA was approved and entered into which committed TCAP funds to the project pending the completion of formal agreements. Formal agreements and funding were originally expected to be completed in the second quarter of 2010; however, the process was delayed due to the large number of transactions to be closed by TDHCA. During the delay TDHCA identified certain issues in funding and compliance with other projects in which the General Partner of Residences at Weatherford is involved. As a result of these issues, in October 2010, TDHCA issued a Notice of Termination of TCAP Funding to the General Partner. Together with the General Partner, the Company unsuccessfully appealed the termination. Based on the termination notice, the Company has determined that the property fixed assets of Residences at Weatherford and the associated tax-exempt mortgage revenue bond which is eliminated in consolidation were impaired. As of December 31, 2010 the property fixed assets, consisting of land and land improvements, and the associated tax-exempt mortgage revenue bond owned by the Partnership have been written down. The resulting impairment charge and provision for loan losses of approximately $3.3 million is attributable to the unitholders. As a result of the failure of the property owner to secure an alternative plan of financing, the Partnership issued a second Notice of Default through the bond trustee to begin foreclosure procedures in order to remove both the general partner and the limited partner and take ownership of the property. This second foreclosure was completed in February 2011 at which time the ownership of the property was taken by the Partnership. The Partnership has taken over the project and intends to fund the construction and stabilization of the project. Upon the completion of construction the Partnership expects to operate the property as a market rate apartment property. Once the property is leased up and stabilized the Partnership will evaluate its options in order to recoup its investment in Weatherford.

The Partnership evaluated the DeCordova bond, as part of the evaluation of its entire investment portfolio, for an other-than-temporary decline in value as of December 31, 2010 (see Note 2 for discussion of our impairment testing method).  Based on this evaluation, the Partnership has concluded that no other-than-temporary impairment of the DeCordova bond existed at December 31, 2010. As noted above, the Weatherford bond and related taxable loan were written down in third quarter, 2010.

The process and models utilized by the Company to evaluate bonds for impairment is described above. The various revenue and expense projections utilized in the valuation model for DeCordova are summarized as follows:

•
Revenue and expenses for model year one (2011) are equal to the property budget.  Budgeted revenues of approximately $580,000 are based on a budgeted average occupancy of 90%.  Budgeted expenses are approximately $250,000.  Revenues are projected to grow over the ten years in the model to approximately $710,000 in year ten based on average annual rental increases of 2% and an average occupancy increasing over time to 93%.  Expenses are projected to grow to approximately $307,000 in year ten based on average annual increases of 2.5%.

In addition to the tax-exempt mortgage revenue bond held by the Company, taxable loans have been made to the owners of DeCordova.  The Partnership has evaluated these taxable property loans for potential impairment as of December 31, 2010 as described above (see Note 2 for discussion of our impairment testing method).  Based on the results of the discounted cash flow model and an evaluation of an appraisal completed in 2010, the Partnership has estimated the property value for the DeCordova property collateralizing the tax-exempt mortgage revenue bond and the taxable loans at $5.9 million.

Based on this estimated property valuation and after subtracting the amortized cost of the tax-exempt bonds, the Partnership has concluded there is no impairment of the taxable loans made to DeCordova. The Partnership will continue to monitor these investments for changes in circumstances that might warrant an impairment charge.

MF Properties

The Partnership holds an indirect 99% interest in the owners of each of the following properties. These properties are encumbered by mortgage loans with an aggregate principal balance of $10.6 million at December 31, 2010. There are no tax-exempt bonds currently secured by these properties. The Company reports the assets, liabilities and results of operations of these properties on a consolidated basis.

Commons at Churchland - Commons at Churchland is located in Chesapeake, Virginia and contains 124 units and was acquired in August, 2008. The consolidation of Commons at Churchland's operations resulted in the recognition by the Company of approximately $571,000 and $552,000 in net operating income on revenue of $1.0 million and $1.0 million during 2010 and 2009 respectively. The increase in net operating income is primarily due to a decrease in advertising and utilities expenses.

Eagle Ridge - Eagle Ridge Townhomes is located in Erlanger, Kentucky and contains 64 units and was acquired in July 2007.  The consolidation of Eagle Ridge's operations resulted in recognition by the Company of net operating income of $190,000 and $121,000 on net revenue of approximately $479,000 and $427,000 in 2010 and 2009, respectively.  The increase in net operating income is the result of increased economic occupancy.

Glynn Place - Glynn Place Apartments is located in Brunswick, Georgia and contains 128 units and was acquired in October 2008. The consolidation of Glynn Place Apartment's operations resulted in the recognition by the Company of approximately $288,000 and $231,000 of net operating income on revenue of $753,000 and $734,000 during 2010 and 2009 respectively. The increase in net operating income is due primarily to a decrease in salary, utility and repair and maintenance expenses.

Greens of Pine Glen - Greens of Pine Glen Apartments is located in Durham, North Carolina and contains 168 units and was acquired in February 2009. The consolidation of Greens of Pine Glen Apartment's operations resulted in the recognition by the Company of approximately $460,000 of net operating income on revenue of $1.2 million during 2010 and $289,000 of net operating income on revenue of $1.1 million during the ten months of 2009.

Meadowview - Meadowview Apartments is located in Highland Heights, Kentucky and contains 118 units and was acquired in July 2007. The consolidation of Meadowview's operations resulted in recognition by the Company of net operating income of $368,000 and $355,000 on net revenue of approximately $864,000 and $819,000 in 2010 and 2009 respectively.  The increase in net operating income is the result of increased economic occupancy and decreased salary and repair and maintenance expenses which was offset by an increase in utilities expenses.

In June 2010, the Company completed a sales transaction whereby four of the MF Properties, Crescent Village, Post Woods (I and II) and Willow Bend apartments in Ohio (the “Ohio Properties”), were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity. The Company acquired 100% of the $18.3 million tax-exempt mortgage revenue bonds issued by the Ohio Housing Finance Agency as part of a plan of financing for the acquisition and rehabilitation of the Ohio Properties. The tax-exempt mortgage bonds secured by the Ohio Properties were acquired by the Company at par and consisted of two series. The Series A bond has a par value of $14.7 million and bears interest at an annual rate of 7.0%. The Series B bond has a par value of $3.6 million and bears interest at an annual interest rate of 10.0%. Both series of bonds mature in June 2050. The Company had previously acquired a 99% interest in the Ohio Properties as part of its strategy of acquiring existing multifamily apartment properties that it expects will be partially financed with new tax-exempt mortgage bonds at the time the properties become eligible for the issuance of additional low-income housing tax credits. In addition to the new tax-exempt bonds acquired by the Company, the plan of financing for the acquisition included other subordinated debt issued by the Company. The new owners ultimately plan to sell limited partnership interests in the properties and syndicate LIHTCs as part of the overall plan of finance. The new owners have not contributed any capital to the transaction and the Company has effectively provided 100% of the capital structure to the new owners as part of the sale transaction. Pursuant to Property, Plant, and Equipment - Real Estate Sales guidance the sale and restructure does not meet the criteria for derecognition of the properties or full accrual accounting for the gain. The guidance requires sufficient equity capital as part of a sales transaction to indicate a commitment from the buyer (typically a minimum of 3 to 5% investment by the new owners). As the buyer has no equity capital in this transaction and the property operations are the current support for the debt service, the Company, in substance, remains the owner for accounting purposes. As such, the Company will continue to consolidate the Ohio Properties as if the sale was not completed. Under the sales agreement, the Ohio properties were sold for a total purchase price of $16.2 million. Cash received by the selling limited partnerships as part of the sale transaction represents a gain on the sale transaction of approximately $1.8 million. The properties will continue to be presented as MF Properties and no gain will be recognized until such time as the transaction meets the criteria for derecognition of the properties and gain recognition (See Note 5 and 6). The following is a discussion of the operating results for the three Ohio Properties.

Crescent Village - Crescent Village Townhomes is located in Cincinnati, Ohio and contains 90 units and was acquired in July 2007.  The consolidation of Crescent Village's operations resulted in recognition by the Company of net operating income of $146,000 and $366,000 on net revenue of approximately $726,000 and $749,000 in 2010 and 2009, respectively.  The decrease in net operating income is the result of decreased occupancy along with an increase in utility and administration expenses. Crescent Village also paid a one-time administration fee to AFCA2.

Post Woods -   Post Woods Townhomes is located in Reynoldsburg, Ohio and contains 180 units and was acquired in July 2007. The consolidation of Post Woods' operations resulted in the recognition by the Company of net operating income of $344,000 and $683,000 on net revenue of approximately $1.4 million and $1.4 million in 2010 and 2009 respectively.  The decrease in net operating income is a result of an increase in advertising and utilities expense. Post Woods also paid a one-time administration fee to AFCA2.

Willow Bend - Willow Bend Townhomes is located in Columbus (Hilliard), Ohio and contains 92 units and was acquired in July 2007. The consolidation of Willow Bend's operations resulted in recognition by the Company of net operating income of $157,000 and $343,000 on net revenue of approximately $776,000 and $795,000 in 2010 and 2009, respectively.  The decrease in net operating income is the result of decreased economic occupancy and increased utility expenses. Willow Bend also paid a one-time administration fee to AFCA2.

Results of Operations

The Consolidated Company

The tables below compare the results of operations for the Company for 2010, 2009, and 2008:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008

Revenues:
Property revenues	$14,692,537	$15,667,053	$13,773,801
Mortgage revenue bond investment income	6,881,314	4,253,164	4,230,205
Gain on sale of assets held for sale	—	862,865	—
Gain on early extinquishment of debt	435,395	—	—
Loss on sale of security	—	—	(68,218)
Other interest income	455,622	106,082	150,786
Total Revenues	22,464,868	20,889,164	18,086,574

Expenses:
Real estate operating (exclusive of items shown below)	10,016,742	10,127,657	8,872,219
Provision for loan loss	562,385	1,401,731	—
Asset impairment charge - Weatherford	2,528,852	—	—
Depreciation and amortization	5,062,817	6,067,330	4,987,417
Interest	2,514,479	4,202,126	4,106,072
General and administrative	2,383,784	1,997,661	1,808,459
Total Expenses	23,069,059	23,796,505	19,774,167
Income (loss) from continuing operations	(604,191)	(2,907,341)	(1,687,593)
Income from discontinued operations	—	26,734,754	646,989
Net income (loss)	(604,191)	23,827,413	(1,040,604)
Less: net loss attributable to noncontrolling interest	203,831	11,540	9,364
Net (loss) income - America First Tax Exempt Investors, L. P.	$(400,360)	$23,838,953	$(1,031,240)

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Property Revenues.  Property revenues of the Company consist of those of the MF Properties as well as the six Consolidated VIEs treated as continuing operations during the periods.  Property revenues decreased approximately $1.0 million for the year ended December 31, 2010 compared to the year ended December 31, 2009 mainly as a result of Ashley Square and Cross Creek Apartments no longer being reported as Consolidated VIEs in 2010. Accordingly, no revenues from the operation of these properties were included in property revenues reported by the Company in 2010 compared to approximately $1.5 million of property revenues from these properties that were reported in 2009. The decline in property revenue due to the deconsolidation of Ashley Square and Cross Creek was partially offset by an increase of approximately $300,000 in property revenues generated by Residences at DeCordova which became a Consolidated VIE on March 1, 2010 and general improvements in economic occupancy. Annual net rental revenues per unit related to the MF Properties increased to $7,295 per unit in 2010 from $7,119 in 2009.  The annual net rental revenues per unit related to the Consolidated VIEs increased to approximately $6,920 in 2010 from approximately $6,216 in 2009.

Mortgage revenue bond investment income.  Mortgage revenue bond investment income of the Company consists of the interest income earned only on the mortgage revenue bonds that were not issued to finance properties owned by Consolidated VIEs.  The deconsolidation of Ashley Square and Cross Creek Apartments increased investment income by approximately $962,000. These properties are no longer treated as Consolidated VIEs as of January 1, 2010, therefore the interest paid to the Company on the tax-exempt bonds is no longer eliminated in consolidation. In addition, the Company realized additional tax-exempt interest income of approximately $1.9 million due to the acquisition of four tax-exempt bonds, South Park Ranch Apartments, Brookstone Apartments, Villages at Lost Creek, and Autumn Pines that were not owned during 2009. These increases were offset by interest income from Residences at DeCordova and Residences at Weatherford which became Consolidated VIEs on March 1, 2010. The interest income related to these bonds is now eliminated in consolidation. The elimination of DeCordova and Weatherford interest in 2010 totaled approximately $478,000.

Gain on assets held for sale. In September 2009, the Partnership sold the Oak Grove Commons apartments, an asset held for sale, to an unaffiliated party for $3.75 million. After the deduction of selling expenses, commissions, and cash advances made to the property, the Partnership realized a taxable gain of approximately $863,000 from the sale. There was no similar transaction in 2010.

Gain on early extinguishment of debt. In June 2010, the Company had the opportunity to acquire at a discount, and thereby retire, the $12.8 million outstanding mortgage debt secured by the Ohio Properties. The early extinguishment of this debt resulted in a gain of approximately $435,000. There was no similar transaction in 2009.

Other interest income. Other income is comprised mainly of interest income on taxable loans held by the Company. The increase in other interest income is attributable to higher levels of taxable loans outstanding in 2010.

Real estate operating expenses.  When comparing 2010 to 2009, a decrease of approximately $1.3 million in real estate operating expenses is the result of the Ashley Square and Cross Creek Apartments deconsolidation. This decrease was offset by approximately $428,000 of expenses related to the consolidation of Residences at DeCordova and Residences at Weatherford, an increase of approximately $231,000 in administrative fees, and an increase of approximately $376,000 of acquisition related costs incurred by the MF Properties. The acquisition costs incurred in 2010 by the Ohio Property owners represent expenses of non-controlling interests. In addition, there were increases in MF Property related market ready, insurance, and salary expense .

Provision for loan loss.  The Company periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment.  The value of the underlying property assets is ultimately the most relevant measure of value to support the investment carrying values.  Investments tested for impairment include all fixed assets, bond investments and taxable loans made to various properties and other amounts due to the Company.  Such evaluation is based on cash flow and discounted cash flow models.  The Company concluded that there was no impairment of fixed assets or bond investments as of December 31, 2010, except for the Residences of Weatherford as discussed below.  This evaluation determined that a portion of the taxable property loans was potentially impaired and that an additional allowance for bad debt should be recorded.   An allowance for bad debt and an associated provision for loan loss of approximately $212,000 and $700,000 was recorded against the Woodland Park taxable loan in 2010 and 2009, respectively. In addition, during the fourth quarter of 2010, $350,000 was recorded as an allowance for bad debt and an associated provision for loan loss against the cross collateralized Ashley Square and Cross Creek taxable loans. In 2009 the Company recorded a $700,000 allowance for bad debt against the judgment receivable related to the 2008 foreclosure on the Prairiebrook Village bonds.

Asset impairment charge - Weatherford. Due to the inability of the property owner to secure an alternative plan of financing to complete construction of the project (see Note 5 and discussion above) the Company has determined that the property fixed assets of Residences at Weatherford and the associated tax-exempt mortgage revenue bond which is eliminated in consolidation were impaired. As of September 30, 2010 the property fixed assets, consisting of land and land improvements, and the associated tax-exempt mortgage revenue bond owned by the Partnership were written down. The resulting impairment charge of approximately $2.5 million is attributable to the unitholders. In February 2011, the Company foreclosed on the current ownership and will continue to develop the property.

Depreciation and amortization.  Depreciation and amortization consists primarily of depreciation associated with the apartment properties of the Consolidated VIEs and the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties, and deferred finance cost amortization written off upon retirement of the BOA Credit Facility in addition to new amortization of finance costs related to the closing of the TEBS Credit Facility. The decrease in depreciation and amortization expense from 2009 to 2010 is attributable to a decrease of approximately $96,000 in deferred financing cost amortization, a decrease of approximately $708,000 in in-place lease amortization, and an approximate $581,000 decrease due to deconsolidation of Ashley Square and Cross Creek Apartments. These were offset by a depreciation expense increase of approximately $200,000 due the consolidation of Residences at DeCordova and an increase of approximately $177,000 due to depreciation on assets added to the existing MF Properties and Consolidated VIEs during 2010 .

Interest expense. The decrease in interest expense of $1.7 million in 2010 as compared to 2009 was due to offsetting factors. Approximately $1.5 million of the decrease was a result of the mark to market adjustment of the Company's derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The remaining change in interest expense results from changes in the average outstanding debt throughout the year combined with changes in the Company's cost of borrowing. The average outstanding debt decreased slightly while the average cost of borrowing increased slightly from approximately 3.5% per annum in 2009 to approximately 3.6% per annum in 2010.

General and administrative expenses. General and administrative expenses increased mainly due to increased professional fees and administration fees. Professional fees increased approximately $258,000 due mainly to accounting, legal and other professional fees associated with the process the Company utilized to respond to a comment letter received by the Company from the Securities Exchange Commission in the first quarter of 2010. Additional professional fees were also incurred for accounting consultation regarding the implementation of new accounting standards in 2010. Administration fees paid to AFCA 2 increased approximately $335,000 as the Company has a higher level of invested assets and taxable loans in 2010. Offsetting these expenses was a reduction in reimbursable employee related costs paid to AFCA 2.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Property Revenues.  Property revenues of the Company consist of those of the MF Properties as well as the six VIEs treated as continuing operations during the periods.  Property revenues increased approximately $1.9 million for the year ended December 31, 2009 compared to the year ended December 31, 2008.  Approximately $2.3 million is attributable to the acquisition of the Commons at Churchland and Glynn Place Apartments acquired in the second half of 2008 and Greens of Pine Glen, acquired in the first quarter of 2009. Property revenues for the VIEs reported a net decrease of approximately $317,000 due to reduced occupancy at existing VIEs offset by approximately $248,000 of increased revenues from a new VIE, Cross Creek Apartments, acquired in the second quarter 2009. The remaining decrease in Property revenues is the result of a decline in Economic Occupancy at the MF Properties.  Annual net rental revenues per unit related to the MF Properties decreased to $7,119 per unit in 2009 from $7,667 in 2008.  The annual net rental revenues per unit related to the VIEs decreased to approximately $6,216 in 2009 from approximately $7,664 in 2008.

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

Real estate operating expenses.  Real estate operating expenses increased approximately $1.2 million during 2009 as compared to 2008. Approximately $1.5 million of the increase is attributable to the acquisition of three MF Properties, the Commons at Churchland and Glynn Place Apartments acquired in the second half of 2008 and Greens of Pine Glen, acquired in the first quarter of 2009. In addition, Cross Creek Apartments, a consolidated VIE, acquired during the second quarter of 2009, contributed approximately $410,000 of additional real estate operating expenses. Offsetting these increases was a net decrease of approximately $770,000 in VIE real estate operating expenses mainly from decreased repairs, maintenance and supplies expenses.

Provision for loan loss.  The Company periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment.  The value of the underlying property assets is ultimately the most relevant measure of value to support the investment carrying values.  Investments tested for impairment include all fixed assets, bond investments and taxable loans made to various properties and other amounts due to the Company.  Such evaluation is based on cash flow and discounted cash flow models.  The Company concluded that there was no impairment of fixed assets or bond investments as of December 31, 2009.  This evaluation did determine that a portion of the taxable property loans were potentially impaired and that an additional allowance or bad debt should be recorded.  An allowance for bad debt and associated provision for loan loss of approximately $700,000 was recorded against the Woodland Park taxable loan.  Additionally, in May 2008, the Company filed a petition of foreclosure on the Prairiebrook Village bonds which were in default.  In 2008, the Company recorded a receivable of approximately $987,000 representing the remaining amounts due from the project owner and developer based on summary judgment obtained.  At December 31, 2009, the current receivable amount was $713,500.  Due to a number of factors the Company recorded an allowance for bad debt against the judgment receivable as of December 31, 2009.  The allowance for bad debt and associated provision for loan loss recorded was $700,000.

Depreciation and amortization.  Depreciation and amortization expense, which consists primarily of depreciation associated with the apartment properties of the Consolidated VIEs and the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties, and deferred finance cost amortization related to a tender option bond credit facility that was in place until June 2009, increased approximately $1.1 million in 2009 as compared to 2008. Approximately $1.1 million of the increase is attributable to the acquisition of three MF Properties, the Commons at Churchland and Glynn Place Apartments acquired in the second half of 2008 and Greens of Pine Glen, acquired in the first quarter of 2009. In addition, Cross Creek Apartments, acquired during the second quarter of 2009, contributed approximately $203,000. These increases were offset by a decrease in amortization related to the deferred finance costs from the purchase of the six MF properties in June, 2007 that were fully amortized in 2009 and the tender option bond credit facility.

Interest expense.  Interest expense increased approximately $96,000 during 2009 compared to 2008 due to changes in outstanding debt, borrowing rates, and the fair value of our interest rate derivatives.  Total outstanding debt from continuing operations was $87.9 million at December 31, 2008 as compared to $85.5 million as of December 31, 2009 and the Company's borrowing cost decreased from 4.5% per annum in 2008 to 3.5% per annum in 2009. These two factors accounted for a decrease in interest expense of approximately $348,000.  Offsetting this decrease was an increase in interest expense resulting from the mark to market adjustments reflecting decreases in the fair value of our interest rate derivatives.

General and administrative expenses.  General and administrative expenses were up approximately $185,000 in 2009. This increase was realized in professional fees and salary expense.

Discontinued Operations

In February 2009, the tax-exempt mortgage revenue bonds secured by Ashley Pointe at Eagle Crest in Evansville, Indiana, Woodbridge Apartment of Bloomington III in Bloomington, Indiana, and Woodbridge Apartments of Louisville II in Louisville, Kentucky were redeemed.  The properties financed by these redeemed mortgage revenue bonds were required to be consolidated into the Company's financial statements as VIEs under the guidance on consolidations.  During the fourth quarter of 2008, these VIEs met the criteria for discontinued operations under the guidance on property, plant and equipment and they were classified as such in the consolidated financial statements for all periods presented. In order to properly reflect the transaction under the guidance on consolidations, the Company recorded the redemption of the bonds as a sale of the properties as though they were owned by the Company.  The transaction was completed for a total purchase price of $32.0 million resulting in a gain on sale for GAAP reporting to the Company of approximately $26.5 million.  The redemption of the bonds did not result in a taxable gain to the Company.  As of December 31, 2008, Ashley Pointe, Woodbridge Apartments of Bloomington III, and Woodbridge Apartments of Louisville II reported assets of approximately $8.1 million and liabilities of approximately $23.3 million which are included in assets and liabilities of discontinued operations, respectively.  For the years ended December 31, 2009, 2008 and 2007 net income, excluding the gain on sale, from these VIEs of approximately $347,000, $647,000 and $824,000, respectively, is included in the income from discontinued operations.

The Partnership

The following discussion of the Partnership's results of operations for the years ended December 31, 2010, 2009 and 2008 reflects the operations of the Partnership without the consolidation of the Consolidated VIEs required by the guidance on consolidations.

This information reflects the information used by management to analyze the Partnership's operations and is reflective of the consolidated operations of the Tax-Exempt Bond Investments segment and the MF Properties segment as presented in Note 18 to the financial statements.

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008

Revenues:
Property revenues	$7,205,099	$7,045,578	$4,793,535
Mortgage revenue bond investment income	10,223,269	11,087,923	10,102,802
Gain on sale of assets held for sale	—	862,865	—
Gain on early debt retirement of debt	435,395	—	—
Other interest income	488,427	106,082	150,786
Loss on sale of security	—	(127,495)	(68,218)
Total Revenues	18,352,190	18,974,953	14,978,905
Expenses:
Real estate operating (exclusive of items shown below)	4,917,287	4,151,353	2,628,606
Provision for loan loss	1,147,716	1,696,730	—
Asset impairment charge - Weatherford	2,716,330	—	—
Depreciation and amortization	2,810,525	3,514,073	2,728,096
Interest	2,514,479	4,283,680	5,097,454
General and administrative	2,383,784	1,997,661	1,808,459
Total Expenses	16,490,121	15,643,497	12,262,615
Net income	1,862,069	3,331,456	2,716,290
Less: net loss attributable to noncontrolling interest	203,831	11,540	9,364
Net income - America First Tax Exempt Investors, L.P.	$2,065,900	$3,342,996	$2,725,654

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Property Revenues.  Property revenues of the Partnership consists only of those of the MF Properties. The overall increase was the result of the increase related to Greens of Pine Glen which was owned for the entire 2010 year as compared to ten months in 2009. Annual net rental revenues per unit related to the MF Properties increased to $7,295 per unit in 2010 from $7,119 in 2009.

Mortgage revenue bond investment income.  Mortgage revenue bond investment income of the Partnership consists of the interest income earned on the mortgage revenue bonds actually held by the Partnership during the respective periods including the bonds secured by properties owned by Consolidated VIEs that are eliminated in consolidation in the Company's financial statements.  The decrease in mortgage revenue bond investment income during 2010 compared to 2009 is mainly the result of the redemption of the tax-exempt mortgage revenue bonds secured by Ashley Pointe at Eagle Crest, Woodbridge Apartment of Bloomington III and Woodbridge Apartments of Louisville II in February 2009. These bond redemptions resulted in the recognition of $2.5 million of contingent and deferred interest plus approximately $313,000 of regular bond interest in 2009. In addition, approximately $164,000 of interest income was recorded in 2009 related to the Oak Grove and Prairiebrook bonds which were not held in 2010. These decreases were partially offset by additional tax-exempt interest payments of approximately $2.2 million received by the Partnership during 2010 due mainly to the acquisition of new tax-exempt bonds on Cross Creek Apartments, South Park Ranch Apartments, Brookstone Apartments, Villages at Lost Creek, and Autumn Pines. Due to the uncertainty in collections of contingent interest, the Partnership recognizes this as income only when it is realized.

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

Other interest income. Other interest income is comprised mainly of interest income on taxable loans held by the Partnership. The increase in other interest income is attributable to higher levels of taxable loans outstanding in 2010.

Loss on sale of securities. The bond redemptions secured by Ashley Pointe at Eagle Crest, Woodbridge Apartment of Bloomington III and Woodbridge Apartments of Louisville II in February 2009 resulted in a loss from the write off of unamortized deferred financing costs related to the bonds.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. Real estate operating expenses increased as a result of an increase of approximately $231,000 in administrative fees, and an increase of approximately $376,000 of acquisition related costs incurred by the MF Properties. The acquisition costs incurred in 2010 by the Ohio Property owners represent expenses of non-controlling interests. In addition, there were increases in MF Property related market ready, insurance, and salary expense.

Provision for loan loss.  The Partnership periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment.  The value of the underlying property assets is ultimately the most relevant measure of value to support the investment carrying values.  Investments tested for impairment include all fixed assets, bond investments, and taxable loans made to various properties and other amounts due to the Partnership.  Such evaluation is based on cash flow and discounted cash flow models.  The Partnership concluded that there was no impairment of fixed assets or bond investments as of December 31, 2010, except for Residences at Weatherford discussed below.  This evaluation did determine that a portion of the taxable property loans were potentially impaired and that an additional allowance for loan loss should be recorded.  An allowance for loan loss of approximately $1.1 million and $700,000 was recorded against the the property taxable loans during 2010 and 2009, respectively.  Additionally, in 2009 a $700,000 allowance for bad debt was recorded against the judgment receivable related to the 2008 foreclosure on the Prairiebrook Village bonds.

Asset impairment charge - Weatherford. Due to the inability of the property owner to secure an alternative plan of financing to complete construction of the project (see Note 5 and discussion above) the Partnership has determined that the property fixed assets of Weatherford and the associated tax-exempt mortgage revenue bond which is eliminated in consolidation were impaired. As of September 30, 2010 the property fixed assets, consisting of land and land improvements, and the associated tax-exempt mortgage revenue bond owned by the Partnership were written down. The resulting impairment charge of approximately $2.7 million is attributable to the unitholders. In February 2011, the Partnership foreclosed on the current ownership and will continue to develop the property.

Depreciation and amortization.  Depreciation and amortization consists primarily of depreciation associated with the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization written off upon retirement of the BOA Credit Facility in addition to new amortization of finance costs related to the closing of the TEBS Credit Facility. The decrease in depreciation and amortization expense from 2009 to 2010 is attributable to a decrease of approximately $96,000 in deferred financing cost amortization and a decrease of approximately $708,000 of in-place lease amortization which are fully amortized. The remaining difference is directly related to an increase in depreciation expense on the existing MF Properties due to newly capitalized assets.

Interest expense. The decrease in interest expense of $1.7 million in 2010 as compared to 2009 was due to offsetting factors. Approximately $1.5 million of the decrease was a result of the mark to market adjustment of the Partnership 's derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The remaining change in interest expense results from changes in the average outstanding debt throughout the year combined with changes in the Partnership 's cost of borrowing. The average outstanding debt decreased slightly while the average cost of borrowing increased slightly from approximately 3.5% per annum in 2009 to approximately 3.6% per annum in 2010.

General and administrative expenses. General and administrative expenses increased mainly due to increased professional fees and administration fees. Professional fees increased approximately $258,000 due mainly to accounting, legal and other professional fees associated with the process the Partnership utilized to respond to a comment letter received by the Partnership from the Securities Exchange Commission in the first quarter of 2010. Additional professional fees were also incurred for accounting consultation regarding the implementation of new accounting standards in 2010. Administration fees paid to AFCA 2 increased approximately $335,000 as the Company has a higher level of invested assets and taxable loans in 2010. Offsetting these expenses was a reduction in reimbursable employee expenses paid to AFCA 2.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Property Revenues.  Property revenues of the Partnership consists only of those of the MF Properties.  Property revenues increased approximately $2.3 million for the year ended December 31, 2009 compared to the same period of 2008. This increase was attributable to the acquisition of the Commons at Churchland and Glynn Place Apartments during the second half of 2008 and Greens of Pine Glen, during the first quarter of 2009. Annual net rental revenues per unit related to the MF Properties decreased to $7,119 per unit in 2009 from $7,667 in 2008.

 Mortgage revenue bond investment income.  Mortgage revenue bond investment income of the Partnership consists of the interest income earned on the mortgage revenue bonds actually held by the Partnership during the respective periods including the bonds secured by properties owned by VIEs that are eliminated in consolidation in the Company's financial statements.  Mortgage revenue bond investment income increased approximately $985,000 in 2009 compared to 2008.  The increase is the net effect of approximately $907,000 increase in base bond interest resulting from bonds acquired in 2008 and 2009 plus a $2.2 million increase in realized contingent interest income offset by a decrease in base interest of approximately $2.1 million resulting from the sale of two bond investments in 2008, the foreclosure of a bond investment in 2008, and the early redemption of three bonds in February 2009. Due to the uncertainty in collections of contingent interest, the Partnership recognizes this as income only when it is realized.

Gain on sale of asset held for sale. In September 2009, the Partnership sold the Oak Grove Commons apartments, an asset held for sale, to an unaffiliated party for $3.75 million.  After the deduction of selling expenses, commissions, and cash advances made to the property, the Partnership realized a taxable gain of approximately $863,000 from the sale.

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

Real estate operating expenses.  Real estate operating expenses increased approximately $1.5 million during 2009 as compared to 2008.  This increase is attributable to the acquisition of three MF Properties, the Commons at Churchland and Glynn Place Apartments acquired in the second half of 2008 and Greens of Pine Glen, acquired in the first quarter of 2009.

Provision for loan loss.  The Partnership periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment.  The value of the underlying property assets is ultimately the most relevant measure of value to support the investment carrying values.  Investments tested for impairment include all fixed assets, bond investments, and taxable loans made to various properties and other amounts due to the Partnership .  Such evaluation is based on cash flow and discounted cash flow models.  The Partnership concluded that there was no impairment of fixed assets or bond investments as of December 31, 2009.  This evaluation did determine that a portion of the taxable property loans were potentially impaired and that an additional allowance for bad debt should be recorded.  An allowance for bad debt and an associated provision for loan loss of approximately $1.0 million was recorded against the the property taxable loans during 2009.  Additionally, in May 2008, the Partnership filed a petition of foreclosure on the Prairiebrook Village bonds which were in default.  In 2008, the Partnership recorded a receivable of approximately $987,000 representing the remaining amounts due from the project owner and developer based on summary judgment obtained.  At December 31, 2009, the current receivable amount was $713,500.  Due to a number of factors the Partnership recorded an allowance for bad debt against the judgment receivable as of December 31, 2009.  The allowance for bad debt and associated provision for loan loss recorded was $700,000.

Depreciation and amortization.  Depreciation and amortization expense, which consists primarily of depreciation associated with the consolidated MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to a tender option bond credit facility that was in place until June 2009, increased approximately $761,000 in 2009 as compared to 2008. Approximately $1.1 million of the increase is attributable to the acquisition of three MF Properties, the Commons at Churchland and Glynn Place Apartments acquired in the second half of 2008 and Greens of Pine Glen, acquired in the first quarter of 2009. These increases were offset by a decrease in amortization related to the deferred finance costs from the purchase of the six MF properties in June, 2007 that were fully amortized in 2009.

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

Liquidity and Capital Resources

Tax-exempt interest on mortgage revenue bonds. Tax-exempt interest earned on the mortgage revenue bonds, including those financing properties held by Consolidated VIEs, represents the Partnership's principal source of cash flow.  The Partnership may also receive cash distributions from equity interests held in MF Properties.  Tax-exempt interest is primarily comprised of base interest payments received on the Partnership's tax-exempt mortgage revenue bonds.  Certain of the tax-exempt mortgage revenue bonds may also generate payments of contingent interest to the Partnership from time to time when the underlying apartment properties generate excess cash flow.  Because base interest on each of the Partnership's mortgage revenue bonds is fixed, the Partnership's cash receipts tend to be fairly constant period to period unless the Partnership acquires or disposes of its investments in tax-exempt bonds.  Changes in the economic performance of the properties financed by tax-exempt bonds with a contingent interest provision will affect the amount of contingent interest, if any, paid to the Partnership.  Similarly, the economic performance of MF Properties will affect the amount of cash distributions, if any, received by the Partnership from its ownership of these properties.  The economic performance of a multifamily apartment property depends on the rental and occupancy rates of the property and on the level of operating expenses.  Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market area in which a property is located.  This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes.  In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems, and natural disasters can affect the economic operations of an apartment property.  The primary uses of cash by apartment properties are the payment of operating expenses and debt service.

TEBS Financing. Other sources of cash available to the Partnership include debt financing and the sale of additional BUCs. As of September 1, 2010, the Partnership and its Consolidated Subsidiary ATAX TEBS I, LLC, entered into a number of agreements relating to a new long-term debt financing facility provided through the securitization of 13 tax-exempt mortgage revenue bonds pursuant to Freddie Mac's TEBS program. The gross proceeds from TEBS Financing were approximately $95.8 million. After the payment of transaction expenses the Company received net proceeds from the TEBS Financing of approximately $90.4 million. The Company applied approximately $49.5 million of these net proceeds to repay the entire outstanding principal of, and accrued interest on, its secured term loan from Bank of America.
The TEBS Financing essentially provides the Company with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term tax-exempt rates. Under the TEBS Financing, the Company transferred the 13 bonds, with a total outstanding principal amount of approximately $125.6 million, to ATAX TEBS I, LLC, a special purpose entity controlled by the Company (the “Sponsor”). In order to meet Freddie Mac's underwriting requirements with respect to the multifamily apartment properties financed by certain of the Bonds, the Sponsor was required to first place eight of the Bonds, with a total outstanding principal of approximately $70.5 million, into a separate custodial trust with The Bank of New York Mellon Trust Company, N.A. (the “Custodial Trust”) that issued senior and subordinated custody receipts (“Custody Receipts”) representing beneficial interests in the Bonds held in the Custodial Trust to the Sponsor. The subordinated Custody Receipts with a total principal amount of approximately $9.5 million were retained by the Sponsor. The senior Custody Receipts, with a total principal amount of approximately $61.0 million, along with the remaining five Bonds that were not placed into the Custodial Trust, with a total principal amount of approximately $55.1 million, were then securitized by transferring these assets to Freddie Mac in exchange for tax-exempt Class A and Class B Freddie Mac Multifamily Variable Rate Certificates (collectively, the “TEBS Certificates”) issued by Freddie Mac. The TEBS Certificates represent beneficial interests in the securitized assets held by Freddie Mac.
The Class A TEBS Certificates were issued in an initial principal amount of $95.8 million and were sold through a placement agent to unaffiliated investors. The Class B TEBS Certificates were issued in an initial principal amount of $20.3 million and were retained be the Sponsor. The holders of the Class A TEBS Certificates are entitled to receive regular payments of interest from Freddie Mac at a variable rate which resets periodically based on the weekly Securities Industry and Financial Markets Association (“SIFMA”) floating index rate plus certain Facility Fees. As of closing, the SIFMA rate was equal to 0.25% and the total Facility Fees were 1.9%, resulting in a total initial cost of borrowing of 2.15%. As of December 31, 2010, the SIFMA rate was equal to 0.34% resulting in a total cost of borrowing of 2.24%.
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
Freddie Mac has guaranteed payment of scheduled principal and interest payments on the Class A TEBS Certificates and also guarantees payment of the purchase price of any Class A TEBS Certificates that are tendered to Freddie Mac in accordance with their terms but which cannot be remarketed to new holders within five business days. The Sponsor has pledged the Class B TEBS Certificates to Freddie Mac to secure certain reimbursement obligations of the Sponsor to Freddie Mac. The Company also entered into various subordination and intercreditor agreements with Freddie Mac under which the Company has subordinated its rights and remedies with respect to the taxable mortgage loans made by it to the owners of properties securing certain of the Bonds to the rights of Freddie Mac as the holder of the Bonds.
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

The TEBS Financing offers several advantages over the Company's previous credit facilities which, over time, are expected to positively impact the generation of CAD. These advantages include:

•	a longer term thereby addressing the previous refinancing risks,

•	better balance sheet leverage thereby providing additional funds for investment, and

•	a lower initial cost of borrowing.

Equity Capital. The Partnership is authorized to issue additional BUCs to raise additional equity capital to fund investment opportunities. In April 2010, a Registration Statement on Form S-3 was declared effective by the SEC under which the Partnership may offer up to $200.0 million of additional BUCs from time to time. In April 2010, the Partnership issued an additional 8,280,000 BUCs through an underwritten public offering at a public offering price of $5.37 per BUC pursuant to this new Registration Statement. Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $41.7 million after payment of an underwriter's discount and other offering costs of approximately $2.8 million.

Cash distributions made by the Partnership to unitholders may increase or decrease at the determination of the General Partner based on its assessment of the amount of cash available to the Partnership for this purpose. Beginning with the distribution for the second quarter of 2009, the Partnership's annual distribution was reduced from $0.54 per unit to $0.50 per unit due to the General Partner's determination that higher borrowing costs and other factors would reduce the cash available to the Partnership to make distributions.

Leverage. The Partnership's operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 40% and 60% of the total par value of the Partnership's tax-exempt mortgage bond portfolio.  At December 31, 2010, the Partnership has outstanding debt financing of $95.6 million secured by 13 tax-exempt mortgage revenue bonds with a total par value of $125.6 million plus approximately $15.2 million in restricted cash.  As of December 31, 2010, the debt outstanding related to the total par value of the Partnerships' total bond portfolio of approximately $189.3 million plus restricted cash results in a leverage ratio of 47%.  The outstanding debt financing is the TEBS financing agreement with Freddie Mac, discussed above (see Note 9).  Additionally, the MF Properties are encumbered by mortgage loans with an aggregate principal balance of approximately $10.6 million.  These mortgage loans mature at various times from November 2011 through November 2013 (see Note 10). The total debt financing plus mortgage loans of $106.2 million results in a leverage ratio to Total Assets of 44%.

The Partnership's principal uses of cash are the payment of distributions to unitholders, interest and principal on debt financing and general and administrative expenses. The Partnership also uses cash to acquire additional investments. Distributions to unitholders may increase or decrease at the determination of the General Partner. Distributions to unitholders depend primarily upon the amount of base and contingent interest received on the Company's tax-exempt mortgage revenue bonds and cash received from other investments, the amount of borrowings and the effective interest rate of these borrowings, and the amount of the Partnership's undistributed cash. The General Partner believes that cash provided by its tax-exempt mortgage revenue bonds and other investments will be adequate to meet its projected long-term liquidity requirements, including the payment of expenses, interest, and distributions to unitholders.  Recently, income from investments has not been sufficient to fund such expenditures without utilizing cash reserves to supplement the deficit.  See discussion below regarding “Cash Available for Distribution.” As a result, beginning with the second quarter 2009 distribution, the General Partner lowered the Company's regular annual distribution from $0.54 to $0.50 per BUC, or $0.125 per quarter per BUC. The General Partner believes that distributions at this level are sustainable, however, if actual results vary from current projections and the actual CAD generated is less than the new regular distribution, such distribution amount may need to be reduced.

The Consolidated VIEs' and MF Properties' primary source of cash is net rental revenues generated by their real estate investments. Net rental revenues from a multifamily apartment property depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market area in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of an apartment property.

The Consolidated VIEs' and MF Properties' primary uses of cash are: (i) the payment of operating expenses; and (ii) the payment of debt service.

On a consolidated basis, cash provided by operating activities for the year ended December 31, 2010, increased approximately $2.5 million compared to the same period a year earlier mainly due to changes in working capital components. Cash from investing activities decreased approximately $60.4 million in 2010 as compared to 2009. The largest change in investing activities relates to $32.0 million in cash proceeds realized in the first quarter of 2009 from the early redemption of the bonds on Ashley Pointe, Woodbridge - Louisville and Woodbridge - Bloomington. No proceeds from the sale or redemption of investments were realized in 2010. Restricted cash increased approximately $18.1 million in 2010 due to the TEBS facility requirements as compared to a decrease in restricted cash in 2009 of approximately $7.9 million resulting in an increase in cash utilized of approximately $26.0 million. Net cash utilized for the acquisition of new investments in bonds, property partnerships, and other assets totaled approximately $31.0 million in 2010 compared to approximately $31.8 million in 2009 resulting in a decrease in cash utilized for investments of approximately $800,000. An investment sold in 2009 resulted in a $3.5 million increase in 2009 cash which was not repeated in 2010. Principal payments received resulted in an approximate $300,000 increase year over year. Cash provided by financing activities for the year ended December 31, 2010, increased approximately $43.9 million compared to the same period a year earlier. Cash provided by debt financings increased approximately $40.3 million in 2010 as compared to 2009. Net cash provided by the sale of additional BUCs increased $2.7 million in 2010 over 2009. Principal payments on debt declined approximately $9.4 million in 2010 as compared to 2009. Cash used for interest rate derivatives and financing costs increased approximately $5.4 million and cash used for distributions increased approximately $3.1 million, accounting for the remaining change in cash from financing activities. The main transactions driving the changes in financing cash flows were the TEBS Financing closing in September and the sale of additional BUCs closing in April.

Cash Available for Distribution

Management utilizes a calculation of CAD as a means to determine the Partnership's ability to make distributions to unitholders.  The General Partner believes that CAD provides relevant information about its operations and is necessary along with net income for understanding its operating results.  To calculate CAD, amortization expense related to debt financing costs and bond reissuance costs, certain income due to the General Partner (defined as Tier 2 income in the Agreement of Limited Partnership), interest rate derivative expense or income (including adjustments to fair value), provision for loan losses, impairments on bonds, losses related to Consolidated VIEs including the cumulative effect of accounting change, and depreciation and amortization expense are added back to the Company's net income (loss) as computed in accordance with GAAP.  There is no generally accepted methodology for computing CAD, and the Partnership's computation of CAD may not be comparable to CAD reported by other companies.  Although the Partnership considers CAD to be a useful measure of its operating performance, CAD should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP.

During June 2010, the Company completed a sales transaction whereby four of the MF Properties, the Ohio Properties, were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity (see Note 5). As part of the transaction, the Company acquired 100% of the $18.3 million tax-exempt mortgage revenue bonds issued by the Ohio Housing Finance Agency as part of a plan of financing for the acquisition and rehabilitation of the Ohio Properties. The new owners did not contribute any capital to the transaction and the Company has effectively provided 100% of the capital structure to the new owners as part of the sale transaction. Pursuant to guidance related to property, plant, and equipment for real estate sales the sale and restructure does not meet the criteria for decrecognition of the properties and full accrual accounting treatment for the resulting gain. As such, the Company will continue to consolidate the Ohio Properties as if the sale was not completed. Under the sales agreement, the Ohio properties were sold for a total purchase price of $16.2 million. Cash received by the selling limited partnerships as part of the sale transaction represents a deferred gain on the sale transaction of approximately $1.8 million. The properties will continue to be presented as MF Properties and no gain will be recognized until such time as the transaction can be accounted for as a sale. As the deferred gain on the transaction represents cash paid to the Company and no on-going legal obligations related to the Ohio Properties or potential obligation to repay any amounts exists, the deferred gain is CAD and is shown as an adjustment in the CAD Calculation below. This gain meets the definition of Net Residual Proceeds representing contingent interest (Tier 2 income) and was therefore distributed 75% to the unitholders and 25% to the General Partner.

Beginning with the distribution for the second quarter of 2009, the Partnership's annual distribution was reduced from $0.54 per unit to $0.50 per unit due to AFCA 2's determination that higher borrowing costs and other factors would reduce the cash available to the Partnership to make distributions.  At times recently CAD has not been sufficient to fully fund such distributions without utilizing cash reserves to supplement the deficit.  While the Partnership currently expects to maintain the annual distribution amount of $0.50 per BUC, if it is unable to generate CAD at levels in excess of the annual distribution, such distribution amount may need to be reduced.

The following tables show the calculation of CAD for the years ended December 31, 2010, 2009 and 2008.

	2010	2009	2008
Net income (loss)	$(400,360)	$23,838,953	$(1,031,240)
Net (income) loss related to VIEs and eliminations due to consolidation	2,466,260	(20,495,957)	3,756,894
Net income before impact of VIE consolidation	2,065,900	3,342,996	2,725,654
Change in fair value of derivatives and interest rate derivative amortization	(571,684)	830,142	721,102
Depreciation and amortization expense (Partnership only)	2,510,630	3,514,073	2,840,500
Bond purchase discount accretion (net of cash received)	(403,906)	—	—
Deposit liability gain - Ohio sale agreement	1,775,527	—	—
Tier 2 Income distributable to the General Partner (1)	(464,045)	(802,909)	(38,336)
Tier 2 Income distributable - contingent interest	(8,201)	—	—
Ohio deferred interest	745,227	—	—
Asset impairment charge - Weatherford	2,716,330	—	—
Property loan losses	1,147,716	1,696,730	—
Loss on bond sale	—	127,495	—
CAD	$9,513,494	$8,708,527	$6,248,920
Weighted average number of units outstanding,
basic and diluted	27,493,449	16,661,969	13,512,928
Net income, basic and diluted, per unit	$0.07	$0.15	$0.20
Total CAD per unit	$0.35	$0.52	$0.46
Distributions per unit	$0.5000	$0.5450	$0.5400

 (1) As described in Note 2 to the consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the unitholders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner. For the year ended 2010, the deferred gain on the sale of the Ohio partnerships generated approximately $1.8 million and contingent interest generated approximately $33K of Tier II income. For 2009, the Tier 2 income distributable to the General Partner was generated by the early redemption of Woodbridge - Bloomington and Woodbridge - Louisville bond investments, the sale of Oak Grove and from Fairmont Oaks and Lake Forest Apartments.

Off Balance Sheet Arrangements

As of December 31, 2010 and 2009, the Partnership held tax-exempt mortgage revenue bonds which are collateralized by multifamily housing projects.  The multifamily housing projects are owned by entities that are not controlled by the Partnership.  The Partnership has no equity interest in these entities and does not guarantee any obligations of these entities.  Some of the ownership entities are deemed to be Consolidated VIEs and are consolidated with the Partnership for financial reporting purposes.  The VIEs that are consolidated with the Partnership do not have off-balance sheet arrangements.

The Partnership does not engage in trading activities involving non-exchange traded contracts. As such, the Partnership is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships.

The Partnership does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Partnership or its related parties other than what is disclosed in Note 12 to the Company's consolidated financial statements.

Contractual Obligations

The Partnership has the following contractual obligations as of December 31, 2010:

		Less than 1 year	1-2 years	More than 2 years
	Total
Debt financing	$95,608,000	$675,000	$1,954,000	$92,979,000
Mortgages payable	$10,645,982	$4,485,770	$6,160,212	$—
Effective interest rate(s) (1)		2.30%	2.26%	2.21%
Interest (2)	$9,009,193	$4,747,374	$2,235,512	$2,026,307

(1) Interest rates shown are the average effective rate as of December 31, 2009 and include the impact of our interest rate derivatives.
(2) Interest shown is estimated based upon current effective interest rates through maturity.

As discussed in Note 9 to the financial statements, the amounts maturing in 2011 consist of the paydowns on the TEBS credit facility with Freddie Mac and payments on the MF Property mortgages.  The Partnership plans to refinance or retire the current maturing mortgage in the fourth quarter of 2011.

Inflation

With respect to the financial results of the Partnership's investments in tax-exempt mortgage revenue bonds and MF Properties, substantially all of the resident leases at the multifamily residential properties, which collateralize the Partnership's tax-exempt mortgage revenue bonds, allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the properties to seek rent increases. The substantial majority of these leases are for one year or less. The short-term nature of these leases generally serves to reduce the risk to the properties of the adverse effects of inflation; however, market conditions may prevent the properties from increasing rental rates in amounts sufficient to offset higher operating expenses. Inflation did not have a significant impact on the Partnership's financial results for the years presented in this report.

Recently Issued Accounting Pronouncements

Effective January 1, 2010, we adopted ASC 810, Consolidations, which requires an entity to perform an analysis to determine whether the entity's variable interest or interests give it a controlled financial interest in a VIE.  The purpose of the analysis is to identify the primary beneficiary of a VIE as the entity that has (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.  See Note 3 for disclosures.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued pre-codification guidance Statement No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140. This statement was codified into ASC 860.  On and after the effective date, the concept of a qualifying special purpose entity is no longer relevant for accounting purposes.  Therefore, formerly qualifying special-purpose entities, as defined under the previous accounting standards, should be evaluated for consolidation under the applicable consolidation guidance.  The guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this guidance on January 1, 2010 did not have an impact on the consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU No. 2010-20 enhances the existing disclosure requirements providing more transparency of the allowance for loan losses and credit quality of financing receivables. The new disclosures that relate to information as of the end of a reporting period will be effective for the first interim and annual reporting periods ending on or after December 15, 2010.  The new disclosures that relate to activity occurring during the reporting period will be effective for the first interim and annual periods beginning after December 15, 2010, or first quarter of fiscal 2011 and thereafter in the Company's case.  The adoption of ASU 2010-20 impacted disclosures but did not affect financial position, results of operations, or cash flows.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership's primary market risk exposures are interest rate risk and credit risk. The Partnership's exposure to market risks relates primarily to its investments in tax-exempt mortgage revenue bonds and its debt financing.

The Partnership bases the fair value of the tax-exempt bonds, which have a limited market, on a discounted cash flow or yield to maturity analysis performed by the General Partner. This calculation methodology encompasses judgment in its application.  If available, the General Partner may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  As of December 31, 2010, all of the Partnership 's tax-exempt mortgage revenue bonds were valued using management's discounted cash flow and yield to maturity analyses.  Pricing services, broker quotes and management's analyses provide indicative pricing only.  Due to the limited market for the tax-exempt bonds, these estimates of fair value do not necessarily represent what the Partnership would actually receive in a sale of the bonds.

If uncertainties in the credit and capital markets continue, the markets deteriorate further, or the Partnership experiences deterioration in the values of its investment portfolio, the Partnership may incur impairments to its investment portfolio which could negatively impact the Partnership 's financial condition, cash flows, and reported earnings.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Partnership's control.  The nature of the Partnership's investment in the tax-exempt mortgage revenue bonds and the debt financing used to finance these investments exposes the Partnership to financial risk due to fluctuations in market interest rates.  The tax-exempt mortgage revenue bonds bear base interest at fixed rates and may additionally pay contingent interest which fluctuates based upon the cash flows of the underlying property.  As of December 31, 2010, the weighted average base rate of the tax-exempt mortgage revenue bonds was 6.0%. Accordingly, the interest income generated by the tax-exempt mortgage revenue bonds is generally fixed, except to the extent the underlying properties generate enough excess cash flow to pay contingent interest.

At December 31, 2010, the Partnership has a $95.6 million TEBS financing agreement that provides for interest at a floating rate equal to weekly SIFMA plus 190 basis points. As a result, the Partnership's cost of borrowing fluctuates with the weekly SIFMA.  The effective interest rate for this credit facility as of December 31, 2010 was 2.24% per annum. If the average SIFMA Index Rate, including fees, had increased or decreased by 100 basis points for the year ended December 31, 2010, the interest expense payments on this variable-rate debt financing would have increased or decreased by approximately $957,000.

The interest rate of the mortgage financing on the MF Properties fluctuates based on the LIBOR.  Accordingly, the cost of borrowing on the debt will increase as the LIBOR increases.  As of December 31, 2010, the outstanding balance of the mortgage financing of the MF Properties was $10.6 million.  The weighted average effective interest rate for 2010 on the debt outstanding as of December 31, 2010 was approximately 4.6% per annum.  If the average LIBOR Rate, including fees, had increased or decreased by 100 basis points for the year ended December 31, 2010, the interest expense payments on this variable-rate debt financing would have increased or decreased by approximately $172,000.

The Partnership is managing its interest rate risk on its debt financing by entering into interest rate cap agreements that cap the amount of interest expense it could pay on its floating rate debt financing as follows:

In order to mitigate its exposure to interest rate fluctuations on the variable rate TEBS Financing, the Partnership entered into interest rate cap agreements with Barclays Bank PLC, Bank of New York Mellon and Royal Bank of Canada, each in an initial notional amount of approximately $31.9 million which effectively limits the interest payable by the Company on the TEBS Financing to a fixed rate of 3.0% per annum on the combined notional amounts of the interest rate cap agreements through August 2017. The interest rate cap plus the Facility Fees payable to Freddie Mac result in a maximum potential cost of borrowing on the TEBS Financing of 4.9% per annum. In conjunction with the TEBS Financing and the payment of the Bank of America credit facility, the $50.0 million interest rate derivative purchased on June 18, 2009, was terminated. The $4.5 million interest rate cap with Bank of America relates to the Glynn Place mortgage loan. During June 2010, a $12.8 million interest rate derivative purchased on July 9, 2009 was allowed to expire as the related mortgage was retired.
The following table sets forth certain information regarding the Partnership's interest rate cap agreements at December 31, 2010:

		Effective	Maturity	Purchase
Date Purchased	Notional Amount	Capped Rate	Date	Price	Counterparty

September 2, 2010	$31,936,667	3.00%	September 15, 2017	$921,000	Bank of New York Mellon

September 2, 2010	$31,936,667	3.00%	September 15, 2017	$845,600	Barclays Bank PLC

September 2, 2010	$31,936,667	3.00%	September 15, 2017	$928,000	Royal Bank of Canada

October 29, 2008	$4,480,000	6.00%	November 1, 2011	$26,512	Bank of America

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. Interest rate derivative expense, which is the result of marking the interest rate derivative agreements to fair value, resulted in a decrease of approximately $572,000 in interest expense for the year ended December 31, 2010 as compared to an increase of approximately $830,000 in interest expense for the year ended December 31, 2009. These interest rate derivatives are presented on the balance sheet in Other Assets.  The carrying value of these derivatives was approximately $3.4 million and $141,000 as of December 31, 2010 and 2009, respectively.

The fair value of the Partnership's investments in tax-exempt mortgage revenue bonds, which bear fixed base interest rates, is also directly impacted by changes in market interest rates.  An increase in rates will cause the fair value of the bonds to decrease.  Although changes in the fair value of the bonds do not impact earnings or cash flow, they affect total partners' capital and book value per unit.  In addition, if the fair value of the bonds decreases, the Partnership may need to provide additional collateral for its debt financing.

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

If a property is unable to sustain net rental revenues at a level necessary to pay current debt service obligations on the Partnership's tax-exempt mortgage revenue bond or taxable loan on such property, a default may occur. A property's ability to generate net rental income is subject to a wide variety of factors, including rental and occupancy rates of the property and the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market area in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems, and natural disasters can affect the economic operations of an apartment property.

Additionally, the Partnership may invest in construction bonds.  At December 31, 2010, one bond owned by the Partnership is a construction bond. The principle risk associated with construction lending is the risk that construction of the property will be substantially delayed or never completed.  This may occur for a number of reasons including (i) insufficient financing to complete the project due to underestimated construction costs or cost overruns; (ii) failure of contractors or subcontractors to perform under their agreements; (iii) inability to obtain governmental approvals; (iv) labor disputes; and (v) adverse weather and other unpredictable contingencies beyond the control of the developer.   If a property is not completed, or costs more to complete than anticipated, it may cause the Partnership to receive less than the full amount of interest owed to it on the tax-exempt bond financing such property or otherwise result in a default under the mortgage loan that secures its tax-exempt bond on the property.  As construction or renovation is completed, these properties will move into the lease-up phase.  The lease-up of these properties may not be completed on schedule or at anticipated rent levels, resulting in a greater risk that these investments may go into default than investments secured by mortgages on properties that are stabilized or fully leased-up.  The underlying property may not achieve expected occupancy or debt service coverage levels. In order to lower these risks, the Partnership has required the owners/developers of these projects to enter into guaranteed maximum price contracts, obtain payment and performance bonds, and have capitalized interest reserve funds.

As of December 31, 2010, based on an accumulation of individual circumstances, the Partnership has identified three tax-exempt mortgage revenue bonds for which certain actions may be necessary to protect the Partnership's position as a secured bondholder and lender.  These bonds are Woodland Park, DeCordova and Weatherford.  The Partnership has evaluated these bond holdings for an other-than-temporary decline in value and the related taxable loans for potential impairment as of December 31, 2010 (see Note 2 for discussion of our impairment testing method).  As of December 31, 2010, Woodland Park owes the Partnership approximately $15.7 million under tax-exempt bonds and $914,000 under taxable loans, DeCordova owes the Partnership approximately $4.9 million under tax-exempt bonds and $648,000 under taxable loans and Weatherford owes the Partnership approximately $4.7 million under tax-exempt bonds and $1.1 million under taxable loans.  Based on the impairment testing, the Partnership has concluded that no other-than-temporary impairment of the Woodland and DeCordova bonds existed at December 31, 2010.  See discussion of Weatherford below. Additionally, the Partnership concluded that no impairment of the taxable loans made to Residences at DeCordova existed, however, an allowance for loan loss of approximately $914,000 was recorded against the taxable loan balance due from Woodland Park.

As of December 31, 2010 the Weatherford tax-exempt mortgage revenue bond and taxable loans owned by the Partnership have been written down. The resulting impairment charge and provision for loan losses of approximately $3.3 million is attributable to the unitholders. As a result of the failure of the property owner to secure an alternative plan of financing, the Partnership issued a second Notice of Default through the bond trustee to begin foreclosure procedures in order to remove both the general partner and the limited partner and take ownership of the property. This second foreclosure was completed in February 2011 at which time the ownership of the property was taken by the Partnership. The Partnership has taken over the project and intends to fund the construction and stabilization of the project. Upon the completion of construction the Partnership expects to operate the property as a market rate apartment property. Once the property is leased up and stabilized the Partnership will evaluate its options in order to recoup its investment in Weatherford.

Defaults on its tax-exempt mortgage revenue bonds and taxable loans may reduce the amount of future cash available for distribution to unitholders. In addition, if a property's net rental income declines, it may affect the market value of the property. If the market value of a property deteriorates, the amount of net proceeds from the ultimate sale or refinancing of the property may be insufficient to repay the entire principal balance of the tax-exempt mortgage revenue bond or taxable loan secured by the property.  In the event of a default on a tax-exempt mortgage revenue bond or taxable loan, the Partnership will have the right to foreclose on the mortgage or deed of trust securing the property. If the Partnership takes ownership of the property securing a defaulted tax-exempt mortgage revenue bond, it will be entitled to all net rental revenues generated by the property. However, such amounts will no longer represent tax-exempt interest to the Partnership.

The Partnership's primary method of managing the credit risks associated with its tax-exempt mortgage revenue bonds and taxable loans is to perform a complete due diligence and underwriting process of the properties securing these mortgage bonds and loans and to carefully monitor the performance of such property on a continuous basis.

As the above information incorporates only those material positions or exposures that existed as of December 31, 2010, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks on the Partnership will depend on the exposures that arise during the period, the Partnership's risk mitigating strategies at that time and overall business and economic environment.

Concentration of Credit Risk

The Company maintains the majority of its unrestricted cash balances at two financial institutions.  The balances insured by the Federal Deposit Insurance Corporation have been temporarily increased to $250,000 at each institution.  At various times, the cash balances may exceed the $250,000 limit.  The Company is also exposed to risk on its short-term investments in the event of non-performance by counterparties.  The Company does not anticipate any non-performance.  This risk is minimized significantly by the Company's portfolio being restricted to investment grade securities.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of America First Tax Exempt Investors, L.P.

We have audited the accompanying consolidated balance sheets of America First Tax Exempt Investors, L.P. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, of partners' capital and comprehensive income (loss), and of cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of America First Tax Exempt Investors, L.P. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the financial statements, the financial statements include total tax-exempt investments valued at approximately $100,600,000 (42% of total assets) and $69,400,000 (37% of total assets) as of December 31, 2010 and 2009, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values.  At December 31, 2010 and 2009, management's estimates were based on discounted cash flow or yield to maturity analyses performed by management.

As discussed in Note 2, the Company adopted guidance related to the consolidation of Variable Interest Entities effective January 1, 2010.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 11, 2011

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
Assets
Cash and cash equivalents	$13,277,048	$17,280,535
Restricted cash	25,252,756	5,277,217
Interest receivable	4,670,182	993,181
Tax-exempt mortgage revenue bonds held in trust, at fair value (Notes 5 & 9)	73,451,479	—
Tax-exempt mortgage revenue bonds, at fair value (Note 5)	27,115,164	69,399,763
Real estate assets: (Note 6)
Land	12,946,831	13,403,655
Buildings and improvements	91,802,694	100,255,779
Real estate assets before accumulated depreciation	104,749,525	113,659,434
Accumulated depreciation	(23,467,105)	(21,868,541)
Net real estate assets	81,282,420	91,790,893
Other assets (Note 7)	16,558,200	6,029,131
Total Assets	$241,607,249	$190,770,720

Liabilities
Accounts payable, accrued expenses and other liabilities	$3,528,303	$3,931,848
Distribution payable	3,803,399	2,757,945
Debt financing (Note 9)	95,608,000	55,363,333
Mortgages payable (Note 10)	10,645,982	30,116,854
Total Liabilities	113,585,684	92,169,980

Commitments and Contingencies (Note 15)

Partners' Capital
General partner (Note 2)	(280,629)	271,051
Beneficial Unit Certificate holders	161,389,189	130,482,881
Unallocated deficit of variable interest entities	(32,945,669)	(32,215,697)
Total Partners' Capital	128,162,891	98,538,235
Noncontrolling interest (Note 6)	(141,326)	62,505
Total Capital	128,021,565	98,600,740
Total Liabilities and Capital	$241,607,249	$190,770,720

The accompanying notes are an integral part of the condensed consolidated financial statements.

    AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
Revenues:
Property revenues	$14,692,537	$15,667,053	$13,773,801
Mortgage revenue bond investment income	6,881,314	4,253,164	4,230,205
Gain on sale of assets held for sale	—	862,865	—
Gain on early extinquishment of debt	435,395	—	—
Other interest income	455,622	106,082	150,786
Loss on sale of security	—	—	(68,218)
Total Revenues	22,464,868	20,889,164	18,086,574
Expenses:
Real estate operating (exclusive of items shown below)	10,016,742	10,127,657	8,872,219
Provision for loan loss	562,385	1,401,731	—
Asset impairment charge - Weatherford	2,528,852	—	—
Depreciation and amortization	5,062,817	6,067,330	4,987,417
Interest	2,514,479	4,202,126	4,106,072
General and administrative	2,383,784	1,997,661	1,808,459
Total Expenses	23,069,059	23,796,505	19,774,167
Loss from continuing operations	(604,191)	(2,907,341)	(1,687,593)
Income from discontinued operations (including gain on bond redemption of $26,514,809 in 2009)	—	26,734,754	646,989
Net income (loss)	(604,191)	23,827,413	(1,040,604)
Less: net loss attributable to noncontrolling interest	203,831	11,540	9,364
Net income (loss) - America First Tax Exempt Investors, L.P.	$(400,360)	$23,838,953	$(1,031,240)

Net income (loss) allocated to:
General Partner	$28,532	$804,223	$64,059
Limited Partners - unitholders	2,037,368	2,538,773	2,661,595
Unallocated gain (loss) of Consolidated VIEs	(2,466,260)	20,495,957	(3,756,894)
Noncontrolling interest	(203,831)	(11,540)	(9,364)
	$(604,191)	$23,827,413	$(1,040,604)

Unitholders' interest in net income per unit (basic and diluted):
Income from continuing operations	$0.07	$0.15	$0.20
Income from discontinued operations	—	—	—
Net income, basic and diluted, per unit	$0.07	$0.15	$0.20

Weighted average number of units outstanding,
basic and diluted	27,493,449	16,661,969	13,512,928

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL AND
COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	General Partner		Beneficial Unit Certificate Holders	Unallocated deficit of variable interest entities	Non-controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)

		# of Units
Balance at January 1, 2008	$348,913	13,512,928	$112,880,314	$(48,954,760)	$48,756	$64,323,223	$(3,581,844)
Noncontrolling interest contribution					28,324	28,324
Distributions paid or accrued	(1,842,672)		(7,296,981)			(9,139,653)
Reclssification of Tier II income	1,824,245		(1,824,245)			—
Comprehensive income:
Net Income (loss)	64,059		2,661,595	(3,756,894)	(9,364)	(1,040,604)
Unrealized loss on securities	(132,760)		(13,143,203)			(13,275,963)
Comprehensive loss						(14,316,567)	(13,275,963)
Comprehensive income attributable to noncontrolling interest						9,364
Comprehensive loss attributable to Partnership						(14,307,203)
Balance at December 31, 2008	261,785	13,512,928	93,277,480	(52,711,654)	67,716	40,895,327	(16,857,807)
Sale of Beneficial Unit Certificates		8,330,000	38,887,035			38,887,035
Noncontrolling interest contribution					6,329	6,329
Distributions paid or accrued	(1,460,644)		(9,403,296)			(10,863,940)
Reclssification of Tier II income	607,201		(607,201)			—
Comprehensive income:
Net Income (loss)	804,223		2,538,773	20,495,957	(11,540)	23,827,413
Unrealized gain on securities	58,486		5,790,090			5,848,576
Comprehensive income						29,675,989	5,848,576
Comprehensive income attributable to noncontrolling interest						11,540
Comprehensive income attributable to Partnership						29,687,529
Balance at December 31, 2009	271,051	21,842,928	130,482,881	(32,215,697)	62,505	98,600,740	(11,009,231)
Sale of Beneficial Unit Certificates		8,280,000	41,591,576			41,591,576
Deconsolidation of VIEs - (Note 4)	15,881		1,572,185	1,736,288		3,324,354	1,588,066
Consolidation of VIEs - (Note 4)	27,523		2,724,760			2,752,283	2,752,283
Distributions paid or accrued:
Regular distribution	(127,566)		(12,629,015)			(12,756,581)
Distribution of Tier II earnings (Note 2)	(465,816)		(1,397,449)			(1,863,265)
Comprehensive income:
Net Income (loss)	28,532		2,037,368	(2,466,260)	(203,831)	(604,191)
Unrealized loss on securities	(30,234)		(2,993,117)			(3,023,351)	(3,023,351)
Comprehensive loss						(3,627,542)
Comprehensive loss attributable to noncontrolling interest						(203,831)
Comprehensive loss attributable to Partnership						(3,423,711)
Balance at December 31, 2010	$(280,629)	$30,122,928	$161,389,189	$(32,945,669)	$(141,326)	$128,021,565	$(9,692,233)

 The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the years ended,
	2010	2009	2008
Cash flows from operating activities:
Net (loss) income	$(604,191)	$23,827,413	$(1,040,604)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	5,062,817	6,067,330	5,579,536
Asset impairment charge - Weatherford	2,528,852	—	—
Non-cash loss (gain) on derivatives	(571,684)	830,142	721,102
Provision for loan loss	562,385	1,401,731	—
Bond discount amortization	(464,560)	—	—
Loss on sale of security	—	—	68,218
Gain on assets held for sale	—	(862,865)	—
Gain on early extinquishment of debt	(435,395)	—	—
Gain on sale of discontinued operations	—	(26,514,809)	—
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(2,740,834)	(223,980)	(234,502)
Increase in other assets	(1,213,333)	(3,902,841)	(735,057)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	76,836	(961,475)	86,522
Net cash provided (used) by operating activities	2,200,893	(339,354)	4,445,215
Cash flows from investing activities:
Proceeds from sale of discontinued operations	—	32,000,000	—
Proceeds from the sale of tax-exempt mortgage revenue bonds	—	—	19,346,363
Acquisition of tax-exempt mortgage revenue bonds	(28,195,363)	(19,271,328)	(12,435,000)
Investment in joint venture	(1,115,000)	—	—
Acquisition of partnerships, net of cash acquired	—	(7,886,852)	(12,801,328)
Acquisition of asset held for sale	—	(2,649,991)	—
Capital expenditures	(1,641,480)	(1,989,065)	(638,546)
Proceeeds from assets held for sale	—	3,512,856	—
Increase in restricted cash	36,031	22,977	(305,284)
Restricted cash - debt collateral (paid) released	(15,409,293)	7,870,980	(10,000,000)
Increase in restricted cash - Ohio sale	(2,684,876)	—	—
Transfer of cash to unconsolidated VIE upon deconsolidation	(88,949)	—	—
Transfer of cash from consolidated VIE upon consolidation	1,979	—	—
Principal payments received on tax-exempt mortgage revenue bonds	547,094	212,667	81,625
Proceeds from termination of derivatives	—	—	54,000
Principal payments received on taxable loans	—	—	100,000
Net cash (used) provided by investing activities	(48,549,857)	11,822,244	(16,598,170)
Cash flows from financing activities:
Distributions paid	(13,574,391)	(10,538,321)	(9,139,653)
Increase in liabilities related to restricted cash	(36,031)	(22,977)	305,284
Deferred financing costs	(3,903,782)	(550,912)	(1,684,125)
Proceeds from debt financing	95,810,000	55,500,000	87,734,027
Principal payments on debt financing and mortgage payable	(74,600,810)	(83,993,840)	(71,575,000)
Loan extension payment	(246,485)	—	—
Derivative settlements	—	(238,980)	63,128
Acquisition of interest rate cap agreements	(2,694,600)	(605,500)	(1,011,512)
Sale of Beneficial Unit Certificates	41,591,576	38,887,035	—
Net cash provided (used) by financing activities	42,345,477	(1,563,495)	4,692,149
Net (decrease) increase in cash and cash equivalents	(4,003,487)	9,919,395	(7,460,806)
Cash and cash equivalents at beginning of period, including cash and cash equivalents of discontinued operations of $0, $164,866, and $145,278 respectively	17,280,535	7,361,140	14,821,946
Cash and cash equivalents at end of period, including cash and cash equivalents of discontinued operations of $0, $0, and $164866, respectively	$13,277,048	$17,280,535	$7,361,140

Cash paid during the period for interest	$2,487,421	$4,431,099	$5,084,905
Distributions declared but not paid	$3,803,399	$2,757,945	$2,432,327
Cash received for sale of MF Properties eliminated in consolidation (Note 5)	$16,192,000	$—	$—
Cash paid for purchase of tax exempt bond eliminated in consolidation (Note 4)	$(18,313,000)	$—	$—
Cash paid for taxable loan eliminated in consolidation (Note 5)	$(1,236,236)	$—	$—
Receivable from bond foreclosure	$—	$—	$1,362,000
Capital expenditures financed through accounts payable	$95,646	$51,616	$43,242
Liabilites assumed in the acquisition of partnerships	$—	$6,506,329	$181,909

 The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

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

2.  Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements of the “Company” reported in this Form 10-K include the assets and results of operations of the Partnership, the MF Properties owned by various limited partnerships in which one of the Partnership's wholly-owned subsidiaries (each a “Holding Company”) holds a 99% limited partner interest, six entities in which the Partnership does not hold an ownership interest but which own multifamily apartment properties financed with tax-exempt bonds held by the Partnership and which are treated as variable interest entities ("VIEs") of which the Partnership has been determined to be the primary beneficiary (the “Consolidated VIEs”), and two bonds secured by the three properties, Crescent Village, Post Woods, and Willow Bend apartments in Ohio (the “Ohio Properties”) subject to a sales agreement (see Note 6) which are eliminated in consolidation on the Company's financial statements.

Effective January 1, 2010, the Company adopted new provisions of the consolidation guidance included in Accounting Standards Codification 810, Consolidations that amended the consolidation guidance applicable to VIEs and the definition of a VIE, and requires enhanced disclosures to provide more information about an enterprise's involvement in a VIE. Under the consolidation guidance, the Partnership must make an evaluation of these entities to determine if they meet the definition of a VIE. Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.

The revised accounting standard introduces a more qualitative approach to evaluating VIEs for consolidation and requires the Partnership to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary, the entity that must consolidate the VIE, as the entity that has (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.  In adopting this revised accounting standard, the Partnership has re-evaluated all of its investments to determine if the property owners are VIEs and, if so, whether the Partnership is the primary beneficiary of the VIE. The guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. As a result, changes to the Consolidated VIEs may occur in the future based on changes in circumstances. The accounting guidance on consolidations is complex and requires significant analysis and judgment. The adoption of these provisions on January 1, 2010 resulted in the deconsolidation of certain entities previously included in the Company's consolidated financial statements. Through the continual reconsideration criteria, effective March 1, 2010 two additional entities determined to be VIEs were consolidated (see Note 4).

Three of the VIEs related to 2009 are presented in the financial statements as Discontinued Operations (Note 8).  Stand alone financial information of the Partnership reported in this Form 10-K includes only the assets and results of operation of the Partnership and the MF Properties without the consolidation of the VIEs.  In the Company's consolidated financial statements, all transactions and accounts between the Partnership, the MF Properties and the VIEs have been eliminated in consolidation.

The General Partner does not believe that the consolidation of the VIEs for reporting under generally accepted accounting principles in the United States of America (“GAAP”) impacts the Partnership's tax status, amounts reported to Beneficial Unit Certificate (“BUC”) holders on IRS Form K-1, the Partnership's ability to distribute tax-exempt income to unitholders, the current level of quarterly distributions or the tax-exempt status of the underlying mortgage revenue bonds.Purchase Accounting

Pursuant to the guidance on business combinations, the Company allocates the total acquisition cost of a property acquired to the land, building and leases in existence as of the date of acquisition based on their relative fair values.  The building is valued as if vacant. The estimated valuation of in-place leases is calculated by applying a risk-adjusted discount rate to the projected cash flow deficit at each property during an assumed lease-up period for these properties. This allocated cost is amortized over the average remaining term of the leases and is included in the statement of operations under depreciation and amortization expense.

Cash and Cash Equivalents
Cash and cash equivalents include highly liquid securities and investments in federally tax-exempt securities with maturities of three months or less when purchased.

Concentration of Credit Risk
The Company maintains the majority of its unrestricted cash balances at two financial institutions.  The balances insured by the Federal Deposit Insurance Corporation have been temporarily increased to $250,000 at each institution.  At various times the cash balances may exceed the $250,000 limit.  The Company is also exposed to risk on its short-term investments in the event of non-performance by counterparties.  The Company does not anticipate any non-performance.  This risk is minimized significantly by the Company's portfolio being restricted to investment grade securities.

Restricted Cash
Restricted cash, which is legally restricted to use, is comprised of resident security deposits, required maintenance reserves, escrowed funds, restricted compensating balance with the Bank of America, and property rehabilitation.  At December 31, 2010, the TEBS facility required an additional $15.2 million added as restricted cash balances.

Investment in Tax-Exempt Mortgage Revenue Bonds and Other Tax-Exempt Bonds
The Company accounts for its investments in tax-exempt mortgage revenue bonds and other tax-exempt bonds under the guidance for accounting for certain investments in debt and equity securities. The guidance requires investments in securities to be classified as one of the following: 1) held-to-maturity, 2) available-for-sale, or 3) trading securities. All of the Company's investments in tax-exempt mortgage revenue bonds and other tax-exempt bonds are classified as available-for-sale, and are reported at estimated fair value with the net unrealized gains or losses reflected in other comprehensive income. Unrealized gains and losses do not affect the cash flow of the bonds, distributions to unitholders, or the characterization of the tax-exempt interest income of the financial obligation of the underlying collateral.

The Company owns 100% of each of these bonds.  There is no active trading market for the bonds and price quotes for the bonds are not available.  As a result, the Company bases its estimate of fair value of the tax-exempt bonds using discounted cash flow and yield to maturity analyses performed by management. This calculation methodology encompasses a significant amount of management judgment in its application.  If available, management may also consider price quotes on similar bonds or other information from external sources, such as pricing services or broker quotes.  Pricing services, broker quotes and management's analyses provide indicative pricing only.

The Company periodically reviews each of its mortgage revenue bonds for impairment.  The Company evaluates whether unrealized losses are considered to be other-than-temporary based on a number of factors including:

•	The duration and severity of the decline in fair value,

•	The Company's intent to hold and the likelihood of it being required to sell the security before its value recovers,

•	Adverse conditions specifically related to the security, its collateral, or both,

•	Volatility of the fair value of the security,

•	The likelihood of the borrower being able to make payments,

•	Failure of the issuer to make scheduled interest or principal payments, and

•	Recoveries or additional declines in fair value after the balance sheet date.

While the Company evaluates all available information, it focuses specifically on whether it has the intent to sell the securities prior to the time that their value recovers or until maturity, whether it is likely that the Company will be required to sell the securities before a recovery in value and whether the Company expects to recover the securities' entire amortized cost basis.  The ability to recover the securities' entire amortized cost basis is based on the likelihood of the issuer being able to make required principal and interest payments on the security.  The primary source of repayment of the amortized cost is the cash flows produced by the property which serves as the collateral for the bonds.  The Company utilizes a discounted cash flow model for the underlying property and compares the results of the model to the amortized cost basis of the bond.  These models reflect the cash flows expected to be generated by the underlying properties over a ten year period, including an assumed property sale at the end of year ten, discounted using the effective interest rate on the bonds in accordance with the accounting guidance on other than temporary impairment of debt securities.  The inputs to these models require management to make assumptions the most significant of which include:

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

If the discounted cash flows from a property are less than the amortized cost of the bond, we believe that there is a strong indication that the cash flows from the property will not support the payment of the required principal and interest on the bond and, accordingly, the bonds are considered other-than-temporarily impaired.  If an other-than-temporary impairment exists, the amortized cost basis of the mortgage bond is written down to its estimated fair value.  The amount of the write-down representing a credit loss is accounted for as a realized loss on the statement of operations.  The amount of the write-down representing a non-credit loss is recorded to other comprehensive income. The recognition of an other-than-temporary impairment and the potential impairment analysis are subject to a considerable degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the financial statements. If the credit and capital markets deteriorate further or the Company experiences deterioration in the values of its investment portfolio, the Company may incur impairments to its investment portfolio which could negatively impact the Company's financial condition, cash flows, and reported earnings.

The interest income received by the Company from its investment in tax-exempt mortgage revenue bonds is dependent upon the net cash flow of the underlying properties. Base interest income on fully-performing tax-exempt mortgage revenue bonds is recognized as it is earned. Tax-exempt bonds are considered to be fully-performing if the bond is currently meeting all of its obligations.  Base interest income on tax-exempt mortgage revenue bonds not fully performing is recognized when realized or realizable. Past due base interest on tax-exempt mortgage revenue bonds, which are or were previously not fully performing, is recognized when realized or realizable. Contingent interest income, which is only received by the Company if the properties financed by the tax-exempt mortgage revenue bonds generate excess available cash flow as set forth in each bond agreement, is recognized when realized or realizable. The Company reinstates the accrual of base interest once the tax-exempt mortgage revenue bond's ability to perform is adequately demonstrated. As of December 31, 2010 and 2009, the Company's tax-exempt mortgage revenue bonds were fully performing as to their base interest.

Interest income on other tax-exempt bonds is recognized as earned.

The Company owns some tax-exempt bonds which were purchased at a discount. The discount is amortized on an effective yield method and the result is realized in income in the current period.

The Company eliminates the tax-exempt mortgage revenue bonds and the associated interest income and interest receivable when it consolidates the underlying real estate collateral in accordance with implementation of the consolidation guidance for variable interest entities.

Variable interest entities (“VIEs”)
When the Partnership invests in a tax-exempt mortgage revenue bond which is collateralized by a multifamily property, the Partnership will evaluate the entity which owns the property financed by the tax-exempt mortgage revenue bond to determine if it is a VIE as defined by the guidance on consolidations. The guidance on consolidations is a complex standard that requires significant analysis and judgment. If it is determined that the entity is a VIE, the Partnership will then evaluate if it is the primary beneficiary of such VIE, by determining whether the Partnership will absorb the majority of the VIE's expected losses, receive a majority of the VIE's residual returns, or both. If the Partnership determines itself to be the primary beneficiary of the VIE, then the assets, liabilities and financial results of the related multifamily property will be consolidated in the Partnership's financial statements. As a result of such consolidation, the tax-exempt or taxable debt financing provided by the Partnership to such consolidated VIE will be eliminated as part of the consolidation process. However, the Partnership will continue to receive interest and principal payments on such debt and these payments will retain their characterization as either tax-exempt or taxable interest for income tax reporting purposes. Since the Partnership has no legal ownership of the VIEs, creditors of the VIEs have no recourse to the Partnership.

Investments in Real Estate
The Company's investments in real estate are carried at cost less accumulated depreciation. Depreciation of real estate is based on the estimated useful life of the related asset, generally 19-40 years on multifamily residential apartment buildings and five to 15 years on capital improvements and is calculated using the straight-line method. Maintenance and repairs are charged to expense as incurred, while improvements, renovations and replacements are capitalized.

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

In October 2010, the Texas Department of Housing and Community Affairs (“TDHCA”) issued a Notice of Termination of Tax Credit Assistance Program (“TCAP”) Funding to the General Partner of Residences at Weatherford. Together with the General Partner, the Company unsuccessfully appealed the termination. Based on the termination notice, the Company determined that the property fixed assets of Residences at Weatherford and the associated tax-exempt mortgage revenue bond which is eliminated in consolidation are impaired. As of December 31, 2010 the property fixed assets, consisting of land and land improvements, and the associated tax-exempt mortgage revenue bond owned by the Partnership have been written down to estimated fair value. The resulting impairment charge and provision for loan loss of approximately $3.3 million is attributable to the unitholders. In February 2011, the Company foreclosed on the current ownership and has begun construction on the Weatherford property. There were no impairment losses recognized during the years ended December 31, 2009 and 2008.

Property Loans
In addition to the tax-exempt mortgage revenue bonds held by the Company, loans have been made to the owners of the some of the properties which secure the bonds.  The repayment of these loans is dependent largely on the value of the property which collateralizes the loan.  The Company periodically evaluates these loans for potential losses by estimating the fair value of the property which collateralizes the loans and comparing the fair value to the outstanding tax-exempt bonds plus any property loans.  The Company utilizes the discounted cash flow model discussed above except that in estimating a property fair value we evaluate a number of different DCF models that contain varying assumptions.   The various models may assume multiple revenue and expense scenarios, various capitalization rates and multiple discount rates.  The Company may also consider other information such as independent appraisals in estimating a property fair value.

If the estimated fair value of the property after deducting the amortized cost basis of the senior tax-exempt mortgage revenue bond exceeds the principal balance of the property loan then no potential loss is indicated and no allowance for loan loss is recorded.  If a potential loss is indicated, an allowance for loan loss is recorded against the outstanding loan amount and a loss is realized.  The determination of the need for an allowance for loan loss is subject to considerable judgment. For the years ended December 31, 2010, 2009 and 2008, the Company recognized loan losses of approximately $562,000, $1.4 million and $0, respectively.

Accounting for TEBS Financing
The Company has evaluated the accounting guidance in regard to the TEBS Financing (Note 9) and has determined that the securitization transaction does not meet the accounting criteria for a sale or transfer of financial assets and will, therefore, be accounted for as a secured financing transaction. More specifically, the guidance on transfers and servicing sets forth the conditions that must be met to de-recognize a transferred financial asset. This guidance provides, in part, that the transferor has surrendered control over transferred assets if and only if the transferor does not maintain effective control over the transferred assets through any of the following:

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

In addition to evaluating the TEBS Financing as a sale or transfer of financial assets, we have evaluated the securitization trust associated with the TEBS Financing (the “TEBS Trust”) under the provisions of consolidation guidance. As part of the TEBS Financing certain bond assets of the Partnership were securitized into the TEBS Trust with Freddie Mac. The TEBS Trust then issued Class A and B TEBS Certificates. The Partnership has determined that the TEBS Trust is a VIE and the Class B Certificates owned by the Partnership create a variable interest in the TEBS Trust.

In determining the primary beneficiary of the TEBS Trust, the Partnership considered the activities of the VIE which most significantly impact the VIE's economic performance, who has the power to control such activities, the risks which the entity was designed to create, the variability associated with those risks and the interests which absorb such variability. The Partnership has retained the right, pursuant to the TEBS Financing agreements, to either substitute or reacquire some or all of the securitized bonds at various future dates and under various circumstances. As a result, the Partnership determined it had retained a controlling financial interest in the TEBS Trust because such actions effectively provide the Partnership with the ability to control decisions pertaining to the VIE's management of interest rate and credit risk. While in the TEBS Trust, the bond assets may only be used to settle obligations of the trust and the liabilities of the trust do not provide the Class A certificate holders with recourse to the general credit of the Partnership. The Partnership also considered the related party relationship of the entities involved in the VIE. It was determined that the Partnership met both of the primary beneficiary criteria and was the most closely associated with the VIE and, therefore, was determined to be the primary beneficiary.

Given these accounting determinations, the TEBS Financing and the associated TEBS Trust are presented as a secured financing on the ATAX TEBS I, LLC balance sheet and all activities associated with the TEBS Financing are presented with the results of the ATAX TEBS I, LLC operations. As noted above, ATAX TEBS I, LLC is a Consolidated Subsidiary of the Partnership.

Deferred Financing Costs
Debt financing costs are capitalized and amortized on a straight-line basis over the stated maturity of the related debt financing agreement, which approximates the effective interest method. Bond issuance costs are capitalized and amortized on a straight-line basis over the stated maturity of the related tax-exempt mortgage revenue bonds, which approximates the effective interest method.  As of December 31, 2010 and 2009, debt financing costs and bond issuance costs of $4.9 million and $2.4 million, respectively, were included in other assets. These costs are reduced on the balance sheet by the accumulated amortization of $932,000 and $1.7 million as of December 31, 2010 and 2009, respectively.

Income Taxes
No provision has been made for income taxes because the unitholders are required to report their share of the Partnership's taxable income for federal and state income tax purposes.  Certain of the Consolidated VIEs and wholly-owned subsidiaries of the Partnership are corporations that are subject to federal and state income taxes.  At December 31, 2010 and 2009, the Company evaluated whether it was more likely than not that any deferred tax assets would be realized.  The Company has recorded a full valuation allowance of approximately $13.9 million and $12.3 million at December 31, 2010 and 2009, respectively, against the deferred tax assets created at these entities by timing differences because the realization of these future benefits is not more likely than not.

Revenue Recognition on Investments in Tax-Exempt Mortgage Revenue Bonds
The interest income received by the Partnership from its tax-exempt mortgage revenue bonds is dependent upon the net cash flow of the underlying properties. Base interest income on fully performing tax-exempt mortgage revenue bonds is recognized as it is earned. Base interest income on tax-exempt mortgage revenue bonds not fully performing is recognized as it is received. Past due base interest on tax-exempt mortgage revenue bonds, which are or were previously not fully performing, is recognized as it is received. The Partnership reinstates the accrual of base interest once the tax-exempt mortgage revenue bond's ability to perform is adequately demonstrated. Contingent interest income, which is only received by the Partnership if the property financed by a tax-exempt mortgage revenue bond that contains a contingent interest provision generates excess available cash flow as set forth in each bond, is recognized when realized or realizable.

Revenue Recognition on Investments in Real Estate
The Partnership's Consolidated VIEs and the MF Properties (Note 6) are lessors of multifamily rental units under leases with terms of one year or less. Rental revenue is recognized, net of rental concessions, on a straight-line method over the related lease term.

Derivative Instruments and Hedging Activities

The Company accounts for its derivative and hedging activities in accordance with the guidance on Derivatives and Hedging. The guidance on Derivatives and Hedging requires the recognition of all derivative instruments as assets or liabilities in the Company's consolidated balance sheets and measurement of these instruments at fair value. The accounting treatment is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge.  The Company's interest rate derivative agreements do not have a specific hedge designation under the guidance on derivatives and hedging, and therefore changes in fair value are recognized in the consolidated statements of operations as interest expense.  The Company is exposed to loss should a counterparty to its derivative instruments default.  The Company does not anticipate non-performance by any counterparty.  The fair value of the interest rate derivative agreements is determined based upon current price quotes by recognized dealers.

Net Income per BUC
Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each year presented. The Partnership has no dilutive equity securities and, therefore, basic net income per BUC is the same as diluted net income per BUC.  The following table provides a reconciliation of net income per BUC holder:

	Years Ended December 31,
	2010	2009	2008
Calculation of unitholders' interest in income (loss) from continuing operations:
Income (loss) from continuing operations	$(604,191)	$(2,907,341)	$(1,687,593)
Less: general partners' interest in income	28,532	804,223	64,059
Unallocated loss related to variable interest entities	(2,466,260)	(6,238,797)	(4,403,883)
Noncontrolling interest	(203,831)	(11,540)	(9,364)
Unitholders' interest in income from continuing operations	$2,037,368	$2,538,773	$2,661,595
Calculation of unitholders' interest in income (loss) from discontinued operations:
Income from discontinued operations	$—	$26,734,754	$646,989
Less: general partner's interest in income	—	—	—
Unallocated income related to variable interest entities	—	26,734,754	646,989
Unitholders' interest in discontinued operations	$—	$—	$—
Calculation of unitholders' interest in net income (loss)
Net income (loss)	$(604,191)	$23,827,413	$(1,040,604)
Less general partner's interest in net income	28,532	804,223	64,059
Unallocated income (loss) of Consolidated VIEs	(2,466,260)	20,495,957	(3,756,894)
Noncontrolling interest	(203,831)	(11,540)	(9,364)
Unitholders' interest in net income	$2,037,368	$2,538,773	$2,661,595
Weighted average number of units outstanding,
	27,493,449	16,661,969	13,512,928
Unitholders' interest in net income per BUC (basic and diluted):
Income from continuing operations	$0.07	$0.15	$0.20
Income from discontinued operations	—	—	—
Net income	$0.07	$0.15	$0.20

Noncontrolling Interest
The Company owns a non-controlling interest in the MF Properties. Effective January 1, 2009, the Company adopted new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of the new guidance required a change in what was formerly minority interest to noncontrolling interest and the placement of noncontrolling interest within the partners' capital section of the consolidated balance sheet rather than in the mezzanine section of the consolidated balance sheet. The guidance required retrospective adoption; in this annual report the consolidated statements of operations, cash flows, and partners' capital for the year ended December 31, 2008 has been revised to reflect the reclassification of the non-controlling interests.

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

Actual results could differ from those estimates. The most significant estimates and assumptions include those used in determining investment valuation, investment impairments, impairment of property assets, and allowance for loan losses.

3.  Partnership Income, Expenses and Cash Distributions

The Agreement of Limited Partnership of the Partnership contains provisions for the distribution of Net Interest Income, Net Residual Proceeds and Liquidation Proceeds, for the allocation of income or loss from operations and for the allocation of income and loss arising from a repayment, sale or liquidation of investments.  Income and losses will be allocated to each unitholder on a periodic basis, as determined by the General Partner, based on the number of BUCs held by each unitholder as of the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each unitholder of record on the last day of each distribution period based on the number of BUCs held by each unitholder as of such date. For purposes of the Agreement of Limited Partnership, cash distributions, if any, received by the Partnership from the Investment in MF Properties (Note 6) will be included in the Partnership's Interest Income and cash distributions received by the Partnership from the sale of such properties will be included in the Partnership Residual Proceeds.

Cash distributions are currently made on a quarterly basis but may be made on a monthly or semiannual basis at the election of AFCA 2.  On each distribution date, Net Interest Income is distributed 99% to the unitholders and 1% to AFCA 2 and Net Residual Proceeds are distributed 100% to unitholders except that Net Interest Income and Net Residual Proceeds representing contingent interest in an amount equal to 0.9% per annum of the principal amount of the mortgage bonds on a cumulative basis (defined as Net Interest Income (Tier 2) and Net Residual Proceeds (Tier 2), respectively) are distributed 75% to the unitholders and 25% to AFCA 2.

The Agreement of Limited Partnership also allows the General Partner to withhold, from time to time, Interest Income and Residual Proceeds and to place these amounts into a reserve to provide funding for working capital or additional investments.  In 2005, the General Partner placed Net Residual Proceeds representing contingent interest of approximately $10.9 million into the reserve.  As of December 31, 2010, all amounts of Net Residual Proceeds representing contingent interest have been distributed.

The unallocated deficit of the Consolidated VIEs is primarily comprised of the accumulated historical net losses of the Consolidated VIEs as of the date of the implementation of the guidance on consolidations. The unallocated deficit of the Consolidated VIEs and the Consolidated VIEs net losses subsequent to that date are not allocated to the General Partner and unitholders as such activity is not contemplated by, or addressed in, the Agreement of Limited Partnership.

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

Under consolidation guidance, the Partnership must make an evaluation of these entities to determine if they meet the definition of a “variable interest entity” (“VIE”). The Partnership has determined that, as of January 1, 2010, six of the entities financed by tax-exempt bonds owned by the Partnership were held by VIEs. These VIEs are Ashley Square, Bent Tree, Cross Creek, Fairmont Oaks, Iona Lakes and Lake Forest. Additionally, in January 2010, the Partnership issued a Notice of Default on two bond holdings, Residences at DeCordova ("DeCordova") (formerly known as ("f/k/a") The Gardens of DeCordova) and Residences at Weatherford ("Weatherford") (f/k/a The Gardens of Weatherford), and began foreclosure procedures. The foreclosure on these bonds was completed in March 2010. Simultaneous with the foreclosure, the properties were acquired through the assumption of liabilities by new ownership and the tax-exempt mortgage revenue bonds owned by the Partnership became the obligations of the new owners. Prior to the foreclosure and ownership transfer the owners of these properties were not considered VIEs. Based on the foreclosures and the lack of sufficient equity investment at risk by the new owners, these entities were determined to be Consolidated VIEs in March 2010.

The Partnership does not hold an equity interest in these VIEs and, therefore, the assets of the VIEs cannot be used to settle the general commitments of the Partnership and the Partnership is not responsible for the commitments and liabilities of the VIEs. The primary risks to the Partnership associated with these VIEs relate to the entities' ability to meet debt service obligations to the Partnership and the valuation of the underlying multifamily apartment property which serves as bond collateral.

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

Consolidated VIEs

The Partnership has determined it is the primary beneficiary of the Bent Tree, Fairmont Oaks, Iona Lakes, Lake Forest, DeCordova and Weatherford VIEs. The capital structure of each of these VIEs consists of senior debt, subordinated debt, and equity capital. The senior debt is in the form of a tax-exempt multifamily housing mortgage revenue bond and accounts for the majority of the VIEs' total capital. As the bondholder, the Partnership is entitled to principal and interest payments and has certain protective rights as established by the bond documents. The equity ownership in four of these entities, Bent Tree, Fairmont Oaks, Iona Lake and Lake Forest, is ultimately held by corporations which are owned by four individuals, three of which are related parties. Additionally, each of these properties, with the exception of Weatherford which is currently under construction, is managed by an affiliate of the Partnership, America First Properties Management Company, LLC (“Properties Management”) which is an affiliate of Burlington.

In determining the primary beneficiary of these VIEs, the Partnership considered the activities of the VIE which most significantly impact the VIEs' economic performance, who has the power to control such activities, the risks which the entities were designed to create, the variability associated with those risks and the interests which absorb such variability. The Partnership also considered the related party relationships of the entities involved in the VIEs. It was determined that the Partnership, as part of the related party group, met both of the primary beneficiary criteria and was the most closely associated with the VIEs and, therefore, was determined to be the primary beneficiary.

As noted above, the Partnership foreclosed on the bonds secured by DeCordova and Weatherford in March 2010. The following is a discussion of the circumstances related to the DeCordova and Weatherford properties.

Residences at DeCordova.  This property is a senior (55+) affordable housing project located in Granbury, Texas in the Dallas-Fort Worth area. Construction was completed in April 2009 and lease-up continues, however, the property has not yet reached stabilization which is defined in the bond documents as the generation of a 1.15:1 debt service coverage ratio for six straight months.  In January 2010, the Partnership issued a Notice of Default through the bond trustee to begin foreclosure procedures in order to remove the limited partner. Such notice was issued in February 2010 and the foreclosure was completed in March 2010. At that time the general partner was allowed to continue in that capacity and a new limited partner was admitted. The foreclosure was a reconsideration event under the variable interest entity guidance and as a result of the reevaluation, the bond was eliminated and the entity which owns the property was consolidated as a VIE effective March 2010. At the request of the Partnership, in April 2010, the property owners reduced the number of units set aside for affordable tenants to 60% and began leasing 30 units to market rate tenants. The property continued to experience slow lease-up and in December 2010, the Partnership issued a second Notice of Default through the bond trustee to begin foreclosure procedures in order to remove both the general partner and the limited partner and take ownership of the property. This second foreclosure was completed in February 2011 at which time the ownership of the property was taken by the Partnership. As of December 31, 2009, the property had 31 units leased out of total available units of 76, or 41% physical occupancy. As of December 31, 2010, the property had 65 units leased out of total available units of 76, or approximately 86% physical occupancy and an additional eight leases are pending. At this time the Partnership expects to operate the property as a market rate apartment property. Once the property is leased up and stabilized the Partnership will evaluate its options in order to realize its investment in DeCordova.

Residences at Weatherford.  Residences at Weatherford are currently under construction and will contain 76 units upon completion. This property is a senior (55+) affordable housing project located in Weatherford, Texas in the Dallas-Fort Worth area. At this time infrastructure construction activities have been substantially completed but no construction has begun on the actual apartment buildings. In January 2010, the Partnership issued a Notice of Default through the bond trustee and began foreclosure procedures to remove the limited partner. Such notice was issued in February 2010 and the foreclosure was completed in March 2010. At that time the general partner was allowed to continue in that capacity and a new limited partner was admitted. The foreclosure was a reconsideration event under the variable interest entity guidance and as a result of the reevaluation, the bond was eliminated and the entity that owns the property was consolidated as a VIE effective in March 2010. Through this process the Partnership anticipated that the new property owner would recapitalize the property by pursuing an alternative plan of financing. Specifically, the Partnership worked with the general partner of the owner to identify available Tax Credit Assistance Program (“TCAP”) funding through application to the Texas Department of Housing and Community Affairs (“TDHCA”). In March 2010

a TCAP Written Agreement with TDHCA was approved and entered into which committed TCAP funds to the project pending the completion of formal agreements. Formal agreements and funding were originally expected to be completed in the second quarter of 2010, however, the process was delayed due to the large number of transactions involving TDHCA to be closed. During the delay TDHCA identified certain issues in funding and compliance with other projects in which the General Partner of Residences at Weatherford is involved. As a result of these issues, in October 2010, TDHCA issued a Notice of Termination of TCAP Funding to the General Partner. Together with the General Partner, the Company unsuccessfully appealed the termination. Based on the termination notice, the Company has determined that the property fixed assets of Residences at Weatherford and the associated tax-exempt mortgage revenue bond which is eliminated in consolidation were impaired. As of December 31, 2010 the property fixed assets, consisting of land and land improvements, and the associated tax-exempt mortgage revenue bond owned by the Partnership have been written down. The resulting impairment charge and provision for loan losses of approximately $3.3 million is attributable to the unitholders. As a result of the failure of the property owner to secure an alternative plan of financing, the Partnership issued a second Notice of Default through the bond trustee to begin foreclosure procedures in order to remove both the general partner and the limited partner and take ownership of the property. This second foreclosure was completed in February 2011 at which time the ownership of the property was taken by the Partnership. The Partnership has taken over the project and intends to fund the construction and stabilization of the project. Upon the completion of construction, the Partnership expects to operate the property as a market rate apartment property. Once the property is leased up and stabilized the Partnership will evaluate its options in order to realize its investment in Weatherford.

Non-Consolidated VIEs

As a result of adopting the new accounting guidance, we deconsolidated two entities, the Ashley Square and Cross Creek VIEs. In determining the primary beneficiary of these VIEs, the Partnership considered the activities of each VIE which most significantly impact the VIEs' economic performance, who has the power to control such activities, the risks which the entities were designed to create, the variability associated with those risks and the interests which absorb such variability. The significant activities of the VIE that impact the economic performance of the entity include leasing and maintaining apartments, determining if the property is to be sold, decisions relating to debt refinancing, the selection of or replacement of the property manager and the approval of the operating and capital budgets. As discussed below, while the capital structures of these VIEs resulted in the Partnership holding a majority of the variable interests in these VIEs, the Partnership determined it does not have the power to direct the activities of these VIEs that most significantly impact the VIEs' economic performance and, as a result, is not the primary beneficiary of these VIEs.
Ashley Square - Ashley Square Housing Cooperative acquired the ownership of the Ashley Square apartments in December 2008 from Ashley Square LLC through a warranty deed of transfer and an assumption of debt. This transfer of ownership constitutes a reconsideration event as outlined in consolidation guidance which triggers a re-evaluation of the holders of variable interests to determine the primary beneficiary of the VIE. The capital structure of the VIE consists of senior debt, subordinated loans and equity capital. The senior debt is in the form of tax-exempt mortgage revenue bonds that are 100% owned by the Partnership and account for the majority of the VIE's total capital. As the bondholder, the Partnership is entitled to principal and interest payments and has certain protective rights as established by the bond documents. The VIE is organized as a housing cooperative and the 99% equity owner of this VIE is The Foundation for Affordable Housing (“FAH”), an unaffiliated Nebraska non-profit organization. Additionally, this property is managed by Properties Management.

Cross Creek - Cross Creek Apartments Holdings LLC is the owner of the Cross Creek Apartments. On January 1, 2010, Cross Creek Apartment Holdings LLC entered into a new operating agreement and admitted three new members. These new members committed approximately $2.2 million of capital payable in three installments including $563,000 on January 1, 2010. The new operating agreement and admission of new owner members constitutes a reconsideration event as outlined in consolidation guidance which triggers a re-evaluation of the holders of variable interests to determine the primary beneficiary of the VIE. The capital structure of the VIE consists of senior debt, subordinated loans and equity capital at risk. The senior debt is in the form of tax-exempt mortgage revenue bonds that are 100% owned by the Partnership and account for the majority of the VIE's total capital. As the bondholder, the Partnership is entitled to principal and interest payments and has certain protective rights as established by the bond documents. The three newly admitted members of this VIE are each unaffiliated with the Partnership and have contributed significant equity capital to the VIE. These members collectively control a 99% interest in the VIE. The other 1% member of this VIE is FAH, which is also unaffiliated with the Partnership. Additionally, this property is managed by Properties Management.

The following table presents information regarding the carrying value and classification of the assets held by the Partnership as of December 31, 2010, which constitute a variable interest in Ashley Square and Cross Creek.

	Balance Sheet	Carrying	Maximum Exposure
	Classification	Value	to Loss
Ashley Square Apartments
Tax Exempt Mortgage Revenue Bond	Bond Investment	$4,712,187	$5,356,000
Property Loan	Other Asset	1,190,000	5,804,975
		$5,902,187	$11,160,975

Cross Creek Apartments
Tax Exempt Mortgage Revenue Bond	Bond Investment	$7,251,128	$5,913,776
Property Loans	Other Asset	3,183,754	3,183,754
		$10,434,882	$9,097,530

The consolidated financial statements of the Company include the assets, liabilities and results of operation of the Partnership and the six Consolidated VIEs.  Financial information of the Partnership, on a stand-alone basis, includes only the assets, liabilities and results of operations of the Partnership and the MF Properties without the impact of the consolidation of the VIEs.  In the Company's consolidated financial statements, all transactions and accounts between the Partnership, the MF Properties and the Consolidated VIEs have been eliminated in consolidation.

The following tables provide information about the six Consolidated VIEs in 2010 and the six VIEs consolidated in 2009 in the Partnership's financial statements under the provisions of the guidance on consolidations. These schedules also include information on the tax-exempt bonds owned by the Partnership which are eliminated in consolidation, as of December 31, 2010 and 2009, respectively. In addition to the tax-exempt bonds detailed below, the Partnership has made taxable loans to VIEs of $18.4 million and $14.4 million as of December 31, 2010 and 2009, respectively.

VIEs - December 31, 2010
			Base	Principal	Income
		Maturity	Interest	Outstanding at	Earned in
Property Name	Location	Date	Rate	Dec. 31, 2010	2010
Bent Tree Apartments (1)	Columbia, SC	12/15/2030	6.25%	$7,748,000	$698,163
Fairmont Oaks Apartments (1)	Gainsville, FL	4/1/2033	6.30%	7,592,000	479,792
Iona Lakes Apartments	Ft. Myers, FL	4/1/2030	6.90%	15,895,000	1,102,534
Lake Forest Apartments (1)	Daytona Beach, FL	12/1/2031	6.25%	9,297,000	654,806
Residences at DeCordova	Granbury, TX	5/1/2047	6.00%	4,853,000	242,650
Residences at Weatherford	Weatherford, TX	5/1/2047	6.00%	4,686,000	164,010
Total Tax-Exempt Mortgage Bonds				$50,071,000	$3,341,955
(1) Bonds held by ATAX TEBS I, LLC
VIEs - December 31, 2009
			Base	Principal	Income
		Maturity	Interest	Outstanding at	Earned in
Property Name	Location	Date	Rate	Dec. 31, 2009	2009
Ashley Square	Des Moines, IA	12/1/2025	7.50%	$6,500,000	$494,271
Bent Tree Apartments	Columbia, SC	12/15/2030	7.10%	$11,130,000	$790,230
Cross Creek Apartments	Beaufort, SC	3/1/2049	6.15%	$8,850,000	$408,206
Fairmont Oaks Apartments	Gainsville, FL	4/1/2033	6.30%	$7,645,000	$483,840
Iona Lakes Apartments	Ft. Myers, FL	4/1/2030	6.90%	$16,060,000	$1,113,315
Lake Forest Apartments	Daytona Beach, FL	12/1/2011	6.90%	$10,030,000	$696,066
Total Tax-Exempt Mortgage Bonds				$60,215,000	$3,985,928

VIEs - Discontinued Operations - December 31, 2009
			Base	Principal	Income
		Maturity	Interest	Outstanding at	Earned in
Property Name	Location	Date	Rate	Dec. 31, 2009	2009
Ashley Pointe	Evansville, IN	12/1/2027	7.00%	$—	$70,350
Woodbridge Apts. Of Bloomington III	Bloomington, IN	12/1/2027	7.50%	$—	$141,750
Woodbridge Apts. Of Louisville II	Louisville, KY	12/1/2027	7.50%	$—	$100,980
Total Tax-Exempt Mortgage Bonds				$—	$313,080

The following tables present the effects of the consolidation of the VIEs on the Company's Consolidated Balance Sheets and Statements of Operations.

Consolidating Balance Sheet as of December 31, 2010 and 2009:

	Partnership as of December 31, 2010	Consolidated VIEs as of December 31, 2010	Consolidation -Elimination as of December 31, 2010	Total as of December 31, 2010
Assets
Cash and cash equivalents	$13,095,306	$181,742	$—	$13,277,048
Restricted cash	21,259,931	3,992,825	—	25,252,756
Interest receivable	10,154,676	—	(5,484,494)	4,670,182
Tax-exempt mortgage revenue bonds held in trust	95,400,690	—	(21,949,211)	73,451,479
Tax-exempt mortgage revenue bonds	47,956,608	—	(20,841,444)	27,115,164
Real estate assets:
Land	6,736,351	6,210,480	—	12,946,831
Buildings and improvements	37,780,446	54,022,248	—	91,802,694
Real estate assets before accumulated depreciation	44,516,797	60,232,728	—	104,749,525
Accumulated depreciation	(5,229,598)	(18,237,507)	—	(23,467,105)
Net real estate assets	39,287,199	41,995,221	—	81,282,420
Other assets	33,078,415	1,334,439	(17,854,654)	16,558,200
Total Assets	$260,232,825	$47,504,227	$(66,129,803)	$241,607,249

Liabilities
Accounts payable, accrued expenses and other	$1,580,642	$39,069,063	$(37,121,402)	$3,528,303
Distribution payable	3,803,399	—	—	3,803,399
Debt financing	95,608,000	—	—	95,608,000
Mortgage payable	10,645,982	50,071,000	(50,071,000)	10,645,982
Total Liabilities	111,638,023	89,140,063	(87,192,402)	113,585,684
Partners' Capital
General Partner	(280,629)	—	—	(280,629)
Beneficial Unit Certificate holders	149,016,757	—	12,372,432	161,389,189
Unallocated deficit of Consolidated VIEs	—	(41,635,836)	8,690,167	(32,945,669)
Total Partners' Capital	148,736,128	(41,635,836)	21,062,599	128,162,891
Noncontrolling interest	(141,326)	—	—	(141,326)
Total Capital	148,594,802	(41,635,836)	21,062,599	128,021,565
Total Liabilities and Partners' Capital	$260,232,825	$47,504,227	$(66,129,803)	$241,607,249

	Partnership as of December 31, 2009	Consolidated VIEs as of December 31, 2009	Consolidation -Elimination as of December 31, 2009	Total as of December 31, 2009
Assets
Cash and cash equivalents	$17,009,418	$271,117	$—	$17,280,535
Restricted cash	3,137,244	2,139,973	—	5,277,217
Interest receivable	6,075,991	—	(5,082,810)	993,181
Tax-exempt mortgage revenue bonds	125,703,198	—	(56,303,435)	69,399,763
Real estate assets:
Land	6,736,351	6,667,304	—	13,403,655
Buildings and improvements	37,375,063	65,512,057	(2,631,341)	100,255,779
Real estate assets before accumulated depreciation	44,111,414	72,179,361	(2,631,341)	113,659,434
Accumulated depreciation	(3,324,801)	(18,543,740)	—	(21,868,541)
Net real estate assets	40,786,613	53,635,621	(2,631,341)	91,790,893
Other assets	19,843,456	1,714,940	(15,529,265)	6,029,131
Total Assets	$212,555,920	$57,761,651	$(79,546,851)	$190,770,720

Liabilities and Owners' Equity
Accounts payable, accrued expenses and other	$1,618,741	$41,691,171	$(39,378,064)	$3,931,848
Distribution Payable	2,757,945	—	—	2,757,945
Debt financing	55,363,333	—	—	55,363,333
Mortgage payable	30,116,854	57,764,026	(57,764,026)	30,116,854
Total Liabilities	89,856,873	99,455,197	(97,142,090)	92,169,980
Partners' Capital
General Partner	271,051	—	—	271,051
Beneficial Unit Certificate holders	122,365,491	—	8,117,390	130,482,881
Unallocated deficit of Consolidated VIEs	—	(41,693,546)	9,477,849	(32,215,697)
Total Partners' Capital	122,636,542	(41,693,546)	17,595,239	98,538,235
Noncontrolling interest	62,505	—	—	62,505
Total Capital	122,699,047	(41,693,546)	17,595,239	98,600,740
Total Liabilities and Partners' Capital	$212,555,920	$57,761,651	$(79,546,851)	$190,770,720

Consolidating Statements of Operations for the years ended December 31, 2010, 2009 and 2008:

	Partnership For the Year Ended December 31, 2010 (1)	Consolidated VIEs For the Year Ended December 31, 2010	Consolidation Elimination For the Year Ended December 31, 2010	Total For the Year Ended December 31, 2010
Revenues:
Property revenues	$7,205,099	$7,487,438	$—	$14,692,537
Mortgage revenue bond investment income	10,223,269	—	(3,341,955)	6,881,314
Gain on early extinguishment of debt	435,395	—	—	435,395
Other interest income	488,427	—	(32,805)	455,622
Total Revenues	18,352,190	7,487,438	(3,374,760)	22,464,868
Expenses:
Real estate operating (exclusive of items shown below)	4,917,287	5,099,455	—	10,016,742
Provison for loan loss	1,147,716	—	(585,331)	562,385
Asset impairment charge - Weatherford	2,716,330	2,767,070	(2,954,548)	2,528,852
Depreciation and amortization	2,810,525	2,305,313	(53,021)	5,062,817
Interest	2,514,479	5,546,229	(5,546,229)	2,514,479
General and administrative	2,383,784	—	—	2,383,784
Total Expenses	16,490,121	15,718,067	(9,139,129)	23,069,059
Net income (loss)	1,862,069	(8,230,629)	5,764,369	(604,191)
Less: net loss attributable to noncontrolling interest	203,831	—	—	203,831
Net income (loss) - America First Tax Exempt Investors, L. P.	$2,065,900	$(8,230,629)	$5,764,369	$(400,360)
 (1) Includes TEBS Financing - see Notes 2 and 9

	Partnership For the Year Ended December 31, 2009	Consolidated VIEs For the Year Ended December 31, 2009	Consolidation -Elimination For the Year Ended December 31, 2009	Total For the Year Ended December 31, 2009
Revenues:
Property revenues	$7,045,578	$8,621,475	$—	$15,667,053
Mortgage revenue bond investment income	11,087,923	—	(6,834,759)	4,253,164
Gain on sale of assets held for sale	862,865	—	—	862,865
Other interest income	106,082	—	—	106,082
Loss on sale of securities	(127,495)	—	127,495	—
Total Revenues	18,974,953	8,621,475	(6,707,264)	20,889,164
Expenses:
Real estate operating (exclusive of items shown below)	4,151,353	5,976,304	—	10,127,657
Provison for loan loss	1,696,730	—	(294,999)	1,401,731
Depreciation and amortization	3,514,073	2,608,915	(55,658)	6,067,330
Interest	4,283,680	6,847,884	(6,929,438)	4,202,126
General and administrative	1,997,661	—	—	1,997,661
Total Expenses	15,643,497	15,433,103	(7,280,095)	23,796,505
Income (loss) from continuing operations	3,331,456	(6,811,628)	572,831	(2,907,341)
Income (loss) from discontinued operations	—	34,786,445	(8,051,691)	26,734,754
Net income (loss)	3,331,456	27,974,817	(7,478,860)	23,827,413
Less: net loss attributable to noncontrolling interest	11,540	—	—	11,540
Net income (loss) - America First Tax Exempt Investors, L. P.	$3,342,996	$27,974,817	$(7,478,860)	$23,838,953

	Partnership For the Year Ended December 31, 2008	Consolidated VIEs For the Year Ended December 31, 2008	Consolidation -Elimination For the Year Ended December 31, 2008	Total For the Year Ended December 31, 2008
Revenues:
Property revenues	$4,793,535	$8,938,510	$41,756	$13,773,801
Mortgage revenue bond investment income	10,102,802	—	(5,872,597)	4,230,205
Other interest income	150,786	—	—	150,786
Loss on the sale of security	(68,218)	—	—	(68,218)
Total Revenues	14,978,905	8,938,510	(5,830,841)	18,086,574
Expenses:
Real estate operating (exclusive of items shown below)	2,628,606	6,243,613	—	8,872,219
Depreciation and amortization	2,728,096	2,318,580	(59,259)	4,987,417
Interest	5,097,454	5,941,543	(6,932,925)	4,106,072
General and administrative	1,808,459	—	—	1,808,459
Total Expenses	12,262,615	14,503,736	(6,992,184)	19,774,167
Income (loss) from continuing operations	2,716,290	(5,565,226)	1,161,343	(1,687,593)
Income (loss) from discontinued operations	—	(1,515,365)	2,162,354	646,989
Net income (loss)	2,716,290	(7,080,591)	3,323,697	(1,040,604)
Less: net loss attributable to noncontrolling interest	9,364	—	—	9,364
Net income (loss) - America First Tax Exempt Investors, L. P.	$2,725,654	$(7,080,591)	$3,323,697	$(1,031,240)

In February 2009, the tax-exempt mortgage revenue bonds secured by assets of the VIEs presented as discontinued operations as of December 31, 2008 were redeemed.  In order to properly reflect the transaction under the guidance on consolidations, the Company recorded the redemption of the bonds as the sale of the properties as though they were owned by the Company.  The transaction was completed in the first quarter of 2009 for a total purchase price of $32.0 million resulting in a gain on sale for GAAP reporting of approximately $26.5 million.  The redemption of the bonds did not result in a taxable gain to the Partnership.

On a stand-alone basis, the Partnership received approximately $30.9 million of net proceeds from the bond redemption.  These proceeds represent the repayment of the bond par values plus accrued base interest and approximately $2.3 million of contingent interest.  The contingent interest, recognized in the first quarter of 2009, represents additional earnings to the Partnership beyond the recurring base interest earned on the bond portfolio.  The contingent interest also represents additional Cash Available for Distribution to the unitholders of approximately $1.7 million, or $0.13 per unit.

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

The tax-exempt mortgage revenue bonds owned by the Company have been issued to provide construction and/or permanent financing of multifamily residential properties. The Company had the following investments in tax-exempt mortgage revenue bonds as of dates shown:

	December 31, 2010
Description of Tax-Exempt	Cost adjusted	Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds Held in Trust	for pay-downs	Gain	Loss	Fair Value

Ashley Square (1)	$5,356,000	$—	$(643,813)	$4,712,187
Bella Vista (1)	6,695,000	—	(1,044,554)	5,650,446
Bridle Ridge (1)	7,865,000	—	(1,342,509)	6,522,491
Brookstone (1)	7,418,019	287,507	—	7,705,526
Cross Creek (1)	5,913,776	1,337,352	—	7,251,128
Lost Creek (1)	15,928,741	516,094	—	16,444,835
Runnymede (1)	10,755,000	—	(1,545,327)	9,209,673
Southpark (1)	11,940,458	264,143	—	12,204,601
Woodlynn Village (1)	4,522,000	—	(771,408)	3,750,592
Tax-exempt mortgage revenue bonds held in trust	$76,393,994	$2,405,096	$(5,347,611)	$73,451,479
(1) Bonds owned by ATAX TEBS, LLC (Note 9)
	December 31, 2010
Description of Tax-Exempt	Cost adjusted	Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	for pay-downs	Gain	Loss	Fair Value

Autumn Pines	$12,334,247	$—	$(1,244,227)	$11,090,020
Clarkson College	5,836,667	—	(821,753)	5,014,914
Woodland Park	15,662,000	—	(4,651,770)	11,010,230
Tax-exempt mortgage revenue bonds	$33,832,914	$—	$(6,717,750)	$27,115,164

	December 31, 2009
Description of Tax-Exempt	Cost adjusted	Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	for pay-downs	Gain	Loss	Fair Value

Bella Vista	$6,740,000	$—	$(946,161)	$5,793,839
Bridle Ridge	7,885,000	—	(1,143,404)	6,741,596
Brookstone	7,351,469	379,508	—	7,730,977
Clarkson College	5,936,665	—	(620,670)	5,315,995
Gardens of DeCordova	4,853,000	—	(1,302,060)	3,550,940
Gardens of Weatherford	4,686,000	—	(1,450,223)	3,235,777
Runnymede	10,825,000	—	(1,385,383)	9,439,617
Southpark	11,919,860	427,699	—	12,347,559
Woodland Park	15,662,000	—	(4,210,416)	11,451,584
Woodlynn Village	4,550,000	—	(758,121)	3,791,879
Tax-exempt mortgage revenue bonds	$80,408,994	$807,207	$(11,816,438)	$69,399,763

Valuation - As all of the Company's investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheets at their estimated fair values.  Due to the limited market for the tax-exempt bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the bonds.  There is no active trading market for the bonds and price quotes for the bonds are not generally available.  As of December 31, 2010 and December 31, 2009, all of the Company's tax-exempt mortgage revenue bonds were valued using discounted cash flow and yield to maturity analyses performed by management.  Management's valuation encompasses judgment in its application.  The key assumption in management's yield to maturity analysis is the range of effective yields on the individual bonds.  At December 31, 2010, the range of effective yields on the individual bonds was 7.2% to 8.7%.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these bonds.  Assuming an immediate ten percent adverse change in the key assumption, the effective yields on the individual bonds would increase to a range of 7.9% to 9.6% and would result in additional unrealized losses on the bond portfolio of approximately $8.4 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  Pricing services, broker quotes and management's analyses provide indicative pricing only.

Unrealized gains or losses on these tax-exempt bonds are recorded in accumulated other comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. As of December 31, 2010, all of the current bond investments except the Ashley Square, Brookstone, Cross Creek, Lost Creek, and Southpark investments have been in an unrealized loss position for greater than twelve months.  The Company has reviewed each of its mortgage revenue bonds for impairment. Based upon this evaluation, the current unrealized losses on the bonds are not considered to be other-than-temporary.If the credit and capital markets deteriorate further, the Company experiences deterioration in the values of its investment portfolio, or if the Company's intent and ability to hold certain bonds changes, the Company may incur impairments to its investment portfolio which could negatively impact the Company's financial condition, cash flows, and reported earnings.

As of December 31, 2010, the Company has identified the Woodland Park tax-exempt mortgage revenue bond for which certain actions may be necessary to protect the Company's position as a secured bondholder and lender.  The Company has evaluated this bond holding for an other-than-temporary decline in value as of December 31, 2010 (see Note 2 for discussion of our impairment testing method).  Based on this evaluation, the Company has concluded that no other-than-temporary impairment of Woodland Park existed at December 31, 2010.

Our ability to recover the tax-exempt mortgage revenue bond's entire amortized cost basis is dependent upon the issuer being able to meet debt service requirements.  The primary source of repayment is the cash flows produced by the property which serves as the collateral for the bonds.  The Company utilizes a discounted cash flow model for the underlying property and compares the results of the model to the amortized cost basis of the bond.  If the discounted cash flows from a property are less than the amortized cost of the bond, we believe that there is a strong indication that the cash flows from the property will not support the payment of the required principle and interest on the bond and, accordingly, the bonds are considered other-than-temporarily impaired.  These models reflect the cash flows expected to be generated by the underlying properties over a ten year period, including an assumed property sale at the end of year ten, discounted using the effective interest rate on the bonds in accordance with the accounting guidance on other than temporary impairment of debt securities.
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

The revenue, expense and resulting net operating income projections which are the basis for the discounted cash flow model are based on judgment.  Operating results from a multifamily residential property depend on the rental and occupancy rates of the property and the level of operating expenses.  Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located.  This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans.  In addition, factors such as government regulation, inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

The various revenue and expense projections for the Woodland Park property operations are summarized as follows:

•
Revenue and expenses for model year one (2011) are equal to the property budget.  Budgeted revenues of approximately $1.7 million are based on a budgeted average occupancy of 88%.  Budgeted expenses are approximately $800,000.  Revenues are projected to grow over the ten years in the model to approximately $2.2 million in year ten based on average annual rental increases of 2% and an average occupancy increasing over time to 93%.  Expenses are projected to grow to approximately $1.0 million in year ten based on average annual increases of 2.5%.

The following is a discussion of the circumstances related to the Woodland Park bond.Woodland Park was completed in November 2008, but remains in its initial lease-up phase and has not yet reached stabilization which is defined in the bond documents as the generation of a 1.15:1 debt service coverage ratio for six straight months. Additionally, there were insufficient funds on deposit with the bond trustee to make the debt service payment of approximately $452,000 on the bonds which was due on May 3, 2010 and the property owner did not provide additional capital to fund the shortfall. As a result, a payment default on the bonds has occurred. In order to protect its investment, the Partnership has issued a formal notice of default through the bond trustee and has started the foreclosure process. The foreclosure process is expected to take several months to complete. The Partnership would expect to remove and replace the general and limited partners of the property owner through foreclosure. This action would allow a new property owner to re-syndicate the LIHTCs associated with this property. If these LIHTCs can be successfully re-syndicated, it will provide additional capital to the project which can be used to support debt service payments on the tax-exempt mortgage revenue bonds until property operations improve to the point that sufficient cash is generated to pay any past due amounts on the bonds as well as ongoing debt service. If the re-syndication of LIHTCs is not successful, the Partnership may pursue other options including making additional taxable loans to the property or completing the foreclosure process and taking direct ownership of the property. The Partnership believes that the most significant issue in the slow lease-up of the property and its failure to achieve stabilization has been the 100% set aside of the rental units for tenants that make less than 60% of the area median income. At the request of the Partnership, in April 2010, the property owner reduced the number of units set aside for affordable tenants to 75% and began leasing 59 units to market rate tenants. Additionally, the property owner has agreed that, if needed to stabilize the property, it would further reduce the units set aside for affordable tenants to 60% thereby making an additional 35 units available to market rate tenants. As of December 31, 2009, the property had 116 units leased out of total available units of 236, or 49% physical occupancy. As of December 31, 2010, occupancy has increased to 190 units, or 81% physical occupancy, and an additional three leases are pending. Based on the level of leasing activity resulting from the change in the mix of affordable and market rate tenants, the Partnership continues to believe that Woodland is capable of reaching stabilization.

Recent Bond Acquisitions

In November 2010, the Company acquired the tax-exempt mortgage revenue bond for a 250 unit multi-family apartment complex in Humble, Texas (Houston) known as Autumn Pines for approximately $12.3 million which represented 100% of the bond issuance. The bond par value is $13.4 million with an annual interest rate of 5.8%. The bond purchase price results in a yield to maturity of approximately 7.0% per annum. The bond matures in October 2046.

In June 2010, the Company completed a sales transaction whereby four of the MF Properties, Crescent Village, Post Woods (I and II) and Willow Bend apartments in Ohio (the “Ohio Properties”), were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity. The Company acquired 100% of the $18.3 million tax-exempt mortgage revenue bonds issued by the Ohio Housing Finance Agency as part of a plan of financing for the acquisition and rehabilitation of the Ohio Properties. The tax-exempt mortgage bonds secured by the Ohio Properties were acquired by the Company at par and consisted of two series. The Series A bond has a par value of $14.7 million and bears interest at an annual rate of 7.0%. The Series B bond has a par value of $3.6 million and bears interest at an annual interest rate of 10.0%. Both series of bonds mature in June 2050. The Company had previously acquired a 99% interest in the Ohio Properties as part of its strategy of acquiring existing multifamily apartment properties that it expects will be partially financed with new tax-exempt mortgage bonds at the time the properties become eligible for the issuance of additional low-income housing tax credits. In addition to the new tax-exempt bonds acquired by the Company, the plan of financing for the acquisition included other subordinated debt issued by the Company. The new owners ultimately plan to sell limited partnership interests in the properties and syndicate LIHTCs as part of the overall plan of finance. The new owners have not contributed any capital to the transaction and the Company has effectively provided 100% of the capital structure to the new owners as part of the sale transaction. Pursuant to the guidance on property, plant, and equipment for real estate sales, the sale and restructure does not meet the criteria for derecognition of the properties or full accrual accounting for the gain. treatment as a sale. The guidance requires sufficient equity capital as part of a sales transaction to indicate a commitment from the buyer (typically a minimum of 3 to 5% investment by the new owners). As the buyer has no equity capital in this transaction and the property operations are the current support for the debt service, the Company, in substance, remains the owner for accounting purposes. As such, the Company will continue to consolidate the Ohio Properties as if the sale was not completed. Under the sales agreement, the Ohio properties were sold for a total purchase price of $16.2 million. Cash received by the selling limited partnerships as part of the sale transaction represents a gain on the sale transaction of approximately $1.8 million. The properties will continue to be presented as MF Properties and no gain will be recognized until such time as the transaction meets the criteria for derecognition of the properties and gain recognition can be accounted for as a sale (Note 6).

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

In August 2009, the Company acquired the tax-exempt mortgage revenue bond for a 192 unit multi-family apartment complex in Austin, Texas known as South Park Ranch Apartments for $11.9 million which represented 100% of the bond issuance. The bond par value is $14.2 million and the bond earns interest at an annual rate of 6.125%. Based on the purchase price discount, the bond will yield approximately 6.8% to the Company.  The interest payments are payable on June 1 and December 1with a stated maturity date of December 1, 2049. The Bonds are subject to a mandatory sinking fund redemption schedule at a redemption price equal to 100% of the principal amount over the term of the bond beginning December 1, 2010.

The Company has determined that the underlying entities that own the Autumn Pines Apartments, Lost Creek Apartments, Brookstone Apartments and South Park Ranch Apartments, which are financed by bonds owned by the Partnership do not meet the definition of a VIE and accordingly, their financial statements are not required to be consolidated into the Company's consolidated financial statements under the guidance on consolidations.

Descriptions of certain terms of the tax-exempt mortgage revenue bonds are as follows:

Property Name	Location	Maturity Date	Base Interest Rate	Principal Outstanding Dec. 31, 2010	Income Earned In 2010

Ashley Square (1)	Des Moines, IA	12/1/2025	6.25%	$5,356,000	$422,235
Autumn Pines	Humble, TX	10/1/2046	5.80%	13,420,000	121,078
Bella Vista (1)	Gainesville, TX	4/1/2046	6.15%	6,695,000	413,596
Bridle Ridge (1)	Greer, SC	1/1/2043	6.00%	7,865,000	472,600
Brookstone (1)	Waukegan, IL	5/1/2040	5.45%	9,560,871	522,013
Clarkson College	Omaha, NE	11/1/2035	6.00%	5,836,667	352,908
Cross Creek (1)	Granbury, TX	3/1/2049	6.15%	8,697,032	539,349
Runnymede	Austin, TX	10/1/2042	6.00%	10,755,000	647,400
South Park	Austin, TX	12/1/2049	6.13%	14,095,000	867,810
Villages at Lost Creek (1)	San Antonio, TX	6/1/2041	6.25%	18,500,000	732,292
Woodland Park	Topeka, KS	11/1/2047	6.00%	15,013,000	900,780
Woodland Park	Topeka, KS	11/1/2047	8.00%	649,000	51,920
Woodlynn Village	Maplewood, MN	11/1/2042	6.00%	4,522,000	272,300
Total Tax-Exempt Mortgage Bonds				$120,964,570	$6,316,281

(1) Bonds held by ATAX TEBS I, LLC

Property Name	Location	Maturity Date	Base Interest Rate	Principal Outstanding Dec. 31, 2009	Income Earned In 2009

Bella Vista	Gainesville, TX	4/1/2046	6.15%	$6,740,000	$415,201
Bridle Ridge	Greer, SC	1/1/2043	6.00%	7,885,000	473,100
Brookstone	Waukegan, IL	5/1/2040	5.45%	9,600,000	90,024
Clarkson College	Omaha, NE	11/1/2035	6.00%	5,936,665	358,492
Gardens of DeCordova	Granbury, TX	3/1/2049	6.15%	4,853,000	291,520
Gardens of Weatherford	Weatherford, TX	5/1/2047	6.00%	4,686,000	281,480
Runnymede	Austin, TX	10/1/2042	6.00%	10,825,000	649,500
South Park	Austin, TX	12/1/2049	6.13%	14,175,000	301,465
Woodland Park	Topeka, KS	11/1/2047	6.00%	15,013,000	903,367
Woodland Park	Topeka, KS	11/1/2047	8.00%	649,000	52,000
Woodlynn Village	Maplewood, MN	11/1/2042	6.00%	4,550,000	273,000
Total Tax-Exempt Mortgage Bonds				$84,912,665	$4,089,149

6.  Real Estate Assets

MF Properties

To facilitate its investment strategy of acquiring additional tax-exempt mortgage bonds secured by MF Properties, the Company has caused its various Holding Companies to acquire 99% limited partner positions in limited partnerships that own the MF Properties.  The general partners of these partnerships are unaffiliated parties and their 1% ownership interest in these limited partnerships is reflected in the Company's consolidated financial statements as non-controlling interests.  The Partnership expects each of these MF Properties to eventually be sold either to a not-for-profit entity or in connection with a syndication of LIHTCs. The Company expects to provide the tax-exempt mortgage revenue bonds to the new property owners as part of the restructuring.  As of December 31, 2010, the Company's wholly-owned subsidiaries held limited partnership interests in eight entities that own MF Properties containing a total of 964 rental units, of which three are located in Ohio and subject to a sales agreement, two are located in Kentucky, one is located in Virginia, one is located in Georgia, and one in North Carolina.

The Company had the following investments in MF Properties as of December 31, 2010 and 2009:

MF Properties
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2010
Eagle Ridge	Erlanger, KY	64	$290,763	$2,459,077	$2,749,840
Meadowview	Highland Heights, KY	118	703,936	5,010,028	5,713,964
Churchland	Chesapeake, VA	124	1,171,146	6,358,531	7,529,677
Glynn Place	Brunswick, GA	128	743,996	4,636,281	5,380,277
Greens of Pine Glen	Durham, NC	168	1,744,760	5,211,464	6,956,224
					$28,329,982
Less accumulated depreciation (depreciation expense of approximately $1.3 million in 2010)					(3,100,512)
Balance at December 31, 2010					$25,229,470

MF Properties Subject to Sales Agreement
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2010
Crescent Village	Cincinnati, OH	90	$353,117	$4,395,937	$4,749,054
Willow Bend	Hilliard, OH	92	580,130	3,070,386	3,650,516
Post Woods	Reynoldsburg, OH	180	1,148,504	6,638,740	7,787,244
					$16,186,814
Less accumulated depreciation (depreciation expense of approximately $600,000 in 2010)					(2,129,085)
Balance at December 31, 2010					$14,057,729

MF Properties
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2009
Eagle Ridge	Erlanger, KY	64	$290,763	$2,431,975	$2,722,738
Meadowview	Highland Heights, KY	118	703,936	4,961,618	5,665,554
Crescent Village	Cincinnati, OH	90	353,117	4,344,981	4,698,098
Willow Bend	Hilliard, OH	92	580,130	3,029,928	3,610,058
Post Woods	Reynoldsburg, OH	180	1,148,504	6,587,724	7,736,228
Churchland	Chesapeake, VA	124	1,171,146	6,298,605	7,469,751
Glynn Place	Brunswick, GA	128	743,996	4,572,850	5,316,846
Greens of Pine Glen	Durham, NC	168	1,744,760	5,147,383	6,892,143
					44,111,416
Less accumulated depreciation (depreciation expense of approximately $1.8 million in 2009)					(3,324,801)
Balance at December 31, 2009					$40,786,615

The Greens of Pine Glen Limited Partnership (“Greens”), which is located in North Carolina, was acquired in February 2009, for a $7.0 million purchase price.  The Company incurred transaction expenses of approximately $165,000 which were expensed based on the Company's adoption of the guidance on business combinations effective at the time of acquisition. As a result, the financial statements of this property have been consolidated with those of the Partnership since that time.  The Company has allocated $6.8 million of the purchase price to real estate assets.  The purchase price was funded through an assumed mortgage loan of $6.5 million and cash on hand. The unpaid balance of the note bears a 7% annual interest rate payable monthly.  The Company retired this debt in 2010.

In 2008, the Glynn Place Apartments (“Glynn Place”) and The Commons at Churchland (“Churchland”) were acquired by wholly-owned subsidiaries of the Company.   Glynn Place, which is located in Georgia, was acquired on October 30, 2008 for a $5.4 million purchase price plus transaction expenses of approximately $500,000.  The purchase price was funded through a mortgage loan of $4.5 million and cash of approximately $1.4 million.  The cash portion of the purchase price was funded by cash on hand.  Churchland, which is located in Virginia, was acquired on August 29, 2008 for a $7.5 million purchase price plus transaction expenses of approximately $400,000.  The purchase price was funded through a first mortgage loan of $5.5 million, a second mortgage loan of $1.0 million and cash of approximately $1.4 million.  The cash portion of the purchase price was funded by cash on hand.  Individually these acquisitions are not material but in the aggregate they must be disclosed pursuant to the guidance on business combinations. As a result, the financial statements of these properties have been consolidated with those of the Partnership since that time.

The table below shows the pro forma condensed consolidated results of operations of the Company as if the Churchland and Glynn Place properties had been acquired at the beginning of the period presented:

For the Year Ended December 31, 2008
Revenues	$19,629,527
Net income	(1,163,755)
Net income allocated to unitholders	2,530,406
Unitholders' interest in net income per unit (basic and diluted)	$0.19

The pro forma financial information represents the historical operating results of the combined Company with adjustments for purchase accounting and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented.

Consolidated VIE Properties

In addition to the MF Properties, the Company consolidates the assets, liabilities and results of operations of the Consolidated VIEs in accordance with the guidance on consolidations.  Although the assets of the VIEs are consolidated, the Company has no ownership interest in the Consolidated VIEs other than to the extent they serve as collateral for the tax-exempt mortgage revenue bonds owned by the Partnership.  The results of operations of those properties are recorded by the Company in consolidation but any net income or loss from these properties does not accrue to the unitholders or the general partner, but is instead included in "Unallocated deficit of variable interest entities.”

The Company consolidated the following properties owned by the VIEs in continuing operations as of December 31, 2010 and 2009:

Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements		Carrying Value at December 31, 2010
Bent Tree Apartments	Columbia, SC	232	$986,000	$11,598,081		$12,584,081
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,431,601		9,282,001
Residences at DeCordova	Granbury, TX	76	527,436	4,761,552		5,288,988
Residences at Weatherford	Weatherford, TX	76	533,000	602,996		1,135,996
Iona Lakes Apartments	Ft. Myers, FL	350	1,900,000	17,508,844		19,408,844
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	11,136,019		12,532,819
						60,232,729
Less accumulated depreciation (depreciation expense of approximately $2.2 million in 2010)						(18,237,508)
					$	$41,995,221

Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements		Carrying Value at December 31, 2009
Ashley Square	Des Moines, IA	144	$650,000	$7,602,048		$8,252,048
Bent Tree Apartments	Columbia, SC	232	986,000	11,484,397		12,470,397
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,285,551		9,135,951
Iona Lakes Apartments	Ft. Myers, FL	350	1,900,000	17,269,181		19,169,181
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	10,990,328		12,387,128
Cross Creek Apartments	Beaufort, SC	144	844,103	7,289,210		8,133,313
						69,548,018
Less accumulated depreciation (depreciation expense of approximately $2.6 million in 2009)						(18,543,740)
						$51,004,278

7.  Other Assets

The Company had the following Other Assets as of dates shown:

	December 31, 2010	December 31, 2009
Property loans receivable	$16,465,960	$4,303,941
Less: Allowance for property loans	(9,899,749)	(735,719)
Judgment receivable	710,690	713,543
Less: Allowance for judgment receivable	(700,000)	(700,000)
Deferred financing costs - net	4,040,735	757,174
Fair value of derivative contracts	3,406,791	140,507
Other assets	2,533,773	1,549,685
Total Other Assets	$16,558,200	$6,029,131

In addition to the tax-exempt mortgage revenue bonds held by the Company, taxable mortgage loans have been made to the owners of the properties which secure the bonds and are reported as Other Assets, net of allowance. The Company periodically, or as changes in circumstances or operations dictate, evaluates such taxable loans for impairment. The value of the underlying property assets is ultimately the most relevant measure of the value to support the taxable loan values. The Company utilizes a discounted cash flow model in estimating a property fair value. A number of different discounted cash flow models containing varying assumptions are considered. The various models may assume multiple revenue and expense scenarios, various capitalization rates and multiple discount rates. In estimating the property valuation, the most significant assumptions utilized in the discounted cash flow model were the same as those discussed in Note 5 above except that the specific discount rate used to estimate the property valuation in the current year models was 6.5%. The Company believes this represents a rate at which a multifamily property could obtain current tax-exempt financing similar to the current existing outstanding bonds. Other information, such as independent appraisals, may be considered in estimating a property fair value. If the estimated fair value of the property after deducting the amortized cost basis of any senior tax-exempt mortgage revenue bond exceeds the principle balance of the property loan then no potential loss is indicated and no allowance for loan loss is needed.
The following is a summary of the taxable loans, accrued interest and allowance on amount due at December 31, 2010:

	Outstanding Balance	Accrued Interest	Allowance	Net Taxable Loans
Foundation for Affordable Housing	$4,377,275	$397,110	$—	$4,774,385
Ashley Square	4,786,342	1,018,634	(4,614,976)	1,190,000
Woodland Park	914,116	46,983	(961,099)	—
Cross Creek	6,388,227	1,119,201	(4,323,674)	3,183,754
	$16,465,960	$2,581,928	$(9,899,749)	$9,148,139

The Company at December 31, 2010 and 2009, has an asset held for sale valued at an appraised value of $375,000, along with a receivable of approximately $711,000 representing amounts due from a project owner on the Prairebrook Village in 2008 based upon a summary judgment obtained. The Partnership placed liens on assets identified and garnished wages from the judgment parties.  In February 2010, the Partnership was informed that bankruptcy protection may be sought by the judgment parties.  As a result, the Partnership recorded an allowance for bad debt against the judgment receivable. The allowance for bad debt at December 31, 2010 and 2009 was $700,000 leaving a net receivable of approximately $11,000 which we are continuing to pursue.

In April 2009, the Company acquired the Series A and B Oak Grove Commons Apartments tax-exempt mortgage revenue bonds for $2.6 million which represented 100% of the bond issuance.  The Series A bond par value is $5.6 million and the Series B bond par value is $1.4 million.  The bonds were issued for the construction of the Oak Grove Commons Apartments, a 168 unit multifamily apartment complex located in Conway, Arkansas.  At the time of acquisition the bonds were in technical default as the property had not reached stabilization and was not current on debt service.  The Company purchased the bonds with the intent to evaluate the property and determine if the bonds could be restructured and maintained as an investment.  The Company determined that it would no longer maintain the bond as an investment and, therefore, foreclosed on the bonds.  In June 2009, the Company took ownership of the property with the intent to sell the apartment complex to a third party and classified the property as an asset held for sale.  In September 2009, the Company sold Oak Grove to an unaffiliated party for $3.75 million.  After the deduction of selling expenses, commissions and cash advances made to the property, the Company realized a taxable gain of approximately $863,000 from the sale.  The General Partner approved a special distribution of the net cash proceeds realized on this transaction.  In accordance with the Company's Agreement of Limited Partnership, this special distribution was considered a distribution of Tier 2 Net Residual Proceeds and, as such, was distributed 75% to the BUCs and 25% to the General Partner.  The distribution to the BUCs of $0.035 per unit was made on October 30, 2009 to the BUCs of record as of September 30, 2009.  The remainder of the special distribution, approximately $215,000, was paid to the General Partner.

8.  Discontinued Operations

In February 2009, the tax-exempt mortgage revenue bonds secured by Ashley Pointe at Eagle Crest in Evansville, Indiana, Woodbridge Apartment of Bloomington III in Bloomington, Indiana, and Woodbridge Apartments of Louisville II in Louisville, Kentucky were redeemed.  The properties financed by these redeemed mortgage revenue bonds were required to be consolidated into the Company's financial statements as VIEs under the guidance on consolidations as described below under “Effects of Implementation of Consolidation Guidance on Financial Reporting”.  During the fourth quarter of 2008, these VIEs met the criteria for discontinued operations under the guidance on property, plant, and equipment and they were classified as such in the consolidated financial statements for all periods presented. In order to properly reflect the transaction under the guidance on consolidations, the Company recorded the redemption of the bonds as a sale of the properties as though they were owned by the Company.  The transaction was completed for a total purchase price of $32.0 million resulting in a gain on sale for GAAP reporting to the Company of approximately $26.5 million.  The redemption of the bonds did not result in a taxable gain to the Partnership.

As of December 31, 2008, $19.6 million of the total outstanding debt related to the Partnership's bond portfolio has been allocated to discontinued operations.   Interest expense was allocated to discontinued operations based on the historical effective rate of the Company's debt financing applied to the debt financing allocated to discontinued operations.  The Company allocated to discontinued operations interest expense of $0, $82,000 and $991,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

On a stand-alone basis, the Partnership received approximately $30.9 million of net proceeds from the bond redemption.  These proceeds represent the repayment of the bond par values plus accrued base interest and approximately $2.3 million of contingent interest.  The contingent interest, recognized in the first quarter of 2009, represents additional earnings to the Partnership beyond the recurring base interest earned on the bond portfolio.  The contingent interest also represents additional Cash Available for Distribution to the unitholders of approximately $1.7 million, or $0.13 per unit.

There are no components of the assets and liabilities of discontinued operations as of December 31, 2010 and December 31, 2009.

The following presents the revenues, expenses and income from discontinued operations excluding the gain on sale of $26.5 million in 2009:

	2009	2008
Rental Revenues	$849,366	$5,195,761
Expenses	501,926	4,548,772
Income from discontinued operations	$347,440	$646,989

9.  Debt Financing

As of September 1, 2010, the Partnership and its Consolidated Subsidiary ATAX TEBS I, LLC, entered into a number of agreements relating to a new long-term debt financing facility provided through the securitization of 13 tax-exempt mortgage revenue bonds owned by the ATAX TEBS I, LLC (the “Sponsor”) pursuant to the TEBS Financing. The TEBS Financing essentially provides the Partnership with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term tax-exempt rates.

Effective September 1, 2010, the Partnership transferred the following bonds to ATAX TEBS I, LLC, a special purpose entity controlled by the Partnership pursuant to the TEBS Financing:

	September 1, 2010
Description of Tax-Exempt	Bond Par
Mortgage Revenue Bonds	Amount	Financial Statement Presentation
Ashley Square	$5,368,000	Tax-exempt mortgage revenue bond
Bella Vista	6,695,000	Tax-exempt mortgage revenue bond
Bent Tree	7,763,000	Consolidated VIE
Bridle Ridge	7,865,000	Tax-exempt mortgage revenue bond
Brookstone	9,577,794	Tax-exempt mortgage revenue bond
Cross Creek	8,712,029	Tax-exempt mortgage revenue bond
Fairmont Oaks	7,610,000	Consolidated VIE
Lake Forest	9,318,000	Consolidated VIE
Runnymede	10,790,000	Tax-exempt mortgage revenue bond
South Park	14,175,000	Tax-exempt mortgage revenue bond
Woodlynn Village	4,536,000	Tax-exempt mortgage revenue bond
Ohio Series A Bond (1)	14,708,000	Consolidated MF Property
Villages at Lost Creek	18,500,000	Tax-exempt mortgage revenue bond
Total	$125,617,823

(1) Collateralized by Cresent Village, Post Woods and Willow Bend
In order to meet Freddie Mac's underwriting requirements with respect to the multifamily apartment properties financed by these bonds, the Sponsor was required to first place eight of the Bonds, with a total outstanding principal of approximately $70.5 million, into a separate custodial trust with The Bank of New York Mellon Trust Company, N.A. (the “Custodial Trust”) that issued senior and subordinated custody receipts (“Custody Receipts”) representing beneficial interests in the Bonds held in the Custodial Trust to the Sponsor. The subordinated Custody Receipts with a total principal amount of approximately $9.5 million were retained by the Sponsor. The senior Custody Receipts, with a total principal amount of approximately $61.0 million, along with the remaining five Bonds that were not placed into the Custodial Trust, with a total principal amount of approximately $55.1 million, were then securitized by transferring these assets to the TEBS Trust sponsored by Freddie Mac in exchange for tax-exempt Class A and Class B Freddie Mac Multifamily Variable Rate Certificates (collectively, the “TEBS Certificates”) issued by Freddie Mac. The TEBS Certificates represent beneficial interests in the securitized assets held by Freddie Mac. The gross proceeds from TEBS Financing were approximately $95.8 million. After the payment of transaction expenses, the Company received net proceeds from the TEBS Financing of approximately $90.4 million. The Company applied approximately $49.5 million of these net proceeds to repay the entire outstanding principal of, and accrued interest on, its secured term loan from Bank of America.
The Class A TEBS Certificates were issued in an initial principal amount of $95.8 million and were sold through a placement agent to unaffiliated investors. The Class B TEBS Certificates were issued in an initial principal amount of $20.3 million and were retained be the Sponsor. The holders of the Class A TEBS Certificates are entitled to receive regular payments of interest from Freddie Mac at a variable rate which resets periodically based on the weekly Securities Industry and Financial Markets Association (“SIFMA”) floating index rate plus certain credit, facility, remarketing and servicing fees (the “Facility Fees”). As of closing, the SIFMA rate was equal to 0.25% and the total Facility Fees were 1.9%, resulting in a total initial cost of borrowing of 2.15%. As of December 31, 2010, the SIFMA rate was equal to 0.34% resulting in a total cost of borrowing of 2.24%.
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
Freddie Mac has guaranteed payment of scheduled principal and interest payments on the Class A TEBS Certificates and also guarantees payment of the purchase price of any Class A TEBS Certificates that are tendered to Freddie Mac in accordance with their terms but which cannot be remarketed to new holders within five business days. The Sponsor has pledged the Class B TEBS Certificates to Freddie Mac to secure certain reimbursement obligations of the Sponsor to Freddie Mac. The Company also entered into various subordination and intercreditor agreements with Freddie Mac under which the Company has subordinated its rights and remedies to the rights of Freddie Mac, as the holder of the Bonds, with respect to the taxable loans made by the Company to the owners of properties securing certain of the bonds.
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
As of December 31, 2010, the outstanding balance on the TEBS Financing facility is $95.6 million. Prior to the closing of the TEBS Financing, the Company had outstanding debt financing of $54.8 million consisting of two credit facilities. The first credit facility was with Bank of America and had an outstanding balance of $49.3 million (the “BOA Facility”).  As noted above, the BOA Facility was repaid with proceeds from the TEBS Financing. The second credit facility was with Omaha State Bank and had an outstanding balance of $5.5 million (the “OSB Facility”). The OSB Facility was repaid prior to the execution of the TEBS Financing.

For years ended December 31, 2010 and 2009, the Company's average effective annual interest rate on borrowings under the BOA Facility, OSB Facility and TEBS Facility was approximately 3.0% and 4.0%, respectively.

The Company's aggregate borrowings as of December 31, 2010 contractually mature over the next five years and thereafter as follows:

2011	$675,000
2012	945,000
2013	1,009,000
2014	1,083,000
Thereafter	91,896,000
Total	$95,608,000

10. Mortgages Payable

The Company reports the mortgage loans secured by certain MF Properties on its consolidated financial statements as Mortgages payable. As of December 31, 2010, outstanding mortgage loans totaled approximately $10.6 million. As of December 31, 2009, outstanding mortgage loans totaled approximately $30.1 million. In June 2010, prior to the sale of the Ohio Properties as discussed in Note 5, the Company repurchased the $12.8 million outstanding mortgage secured by the Ohio Properties at a discount. The early extinguishment of the mortgage debt resulted in a gain of approximately $435,000. In September 2010, the Company repaid the $6.5 million outstanding mortgage secured by Greens of Pine Glen which had a 7% annual interest rate payable monthly and a maturity date of September 2010.

The following is a summary of the Mortgage Loans payable on MF Properties:

MF Property Mortgage Loans	Outstanding Debt Financing at December 31, 2010	Original Debt Financing	Year Acquired	Stated Maturity	Effective Rate (1)

Churchland	5,281,882	5,530,800	2008	September 2013	2.86%
Churchland	1,000,000	1,000,000	2008	November 2013	6.00%
Glynn Place	4,364,100	4,480,000	2008	November 2011	2.92%
Total Mortgage Payable	$10,645,982	$11,010,800

MF Property Mortgage Loans	Outstanding Debt Financing at December 31, 2009	Original Debt Financing	Year Acquired	Stated Maturity	Effective Rate (1)

Ohio properties	$12,793,570	$12,793,570	2007	July 2010	1.97%
Churchland	5,403,552	5,530,800	2008	September 2013	3.12%
Churchland	1,000,000	1,000,000	2008	November 2013	6.00%
Glynn Place	4,419,732	4,480,000	2008	November 2011	2.89%
Greens of Pine Glen	6,500,000	6,500,000	2009	September 2010	7.00%
Total Mortgage Payable	$30,116,854	$30,304,370

(1)  Represents the average effective interest rate, including fees, for the years ended December 31, 2010 and 2009 and excludes the effect of interest rate caps (see Note 13.)

The Company's mortgages payable as of December 31, 2010 contractually mature over the next five years and thereafter as follows:

2011	$4,485,770
2012	121,670
2013	6,038,542
2014	—
Thereafter	—
Total	$10,645,982

The Partnership expects each of the MF Properties to eventually be sold either to a not-for-profit entity or in connection with a syndication of LIHTCs. The proceeds from such sale will be utilized to retire any associated outstanding mortgage loan. Should a mortgage loan reach maturity prior to a sale of the associated MF Property the Partnership would either seek to refinance such mortgage loan or utilize cash reserves to retire the loan. The Partnership expects to provide tax-exempt mortgage revenue bonds as part of an overall plan of financing the acquisition of a MF Property by a new property owner.

11. Issuances of Additional Beneficial Unit Certificates
Beginning in 2007, the Partnership has issued BUCs from time to time to raise additional equity capital to fund investment opportunities. Through December 31, 2010, the Partnership had issued a total of 20,285,000 additional BUCs raising net proceeds of approximately $108.2 million after payment of an underwriter’s discount and other offering costs of approximately $7.8 million. In April 2010, a Registration Statement on Form S-3 was declared effective by the SEC under which the Partnership may offer up to $200.0 million of additional BUCs from time to time. The most recent issuance was completed in April 2010. The Partnership issued an additional 8,280,000 BUCs through an underwritten public offering at a public offering price of $5.37 per BUC pursuant to this new Registration Statement. Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $41.6 million after payment of an underwriter's discount and other offering costs of approximately $2.8 million.

12.  Transactions with Related Parties

A substantial portion of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The capitalized costs are typically incurred in connection with the acquisition or reissuance of certain tax-exempt mortgage revenue bonds, debt financing transactions and other capital transactions. The amounts in the following table represent cash payments to reimburse AFCA 2 or an affiliate for such expenses.

	2010	2009	2008
Reimbursable salaries and benefits	$848,566	$936,119	$655,156
Costs capitalized by the Partnership	—	30,748	348,454
Other expenses	10,080	9,262	71,612
Insurance	184,729	108,558	91,295
Professional fees and expenses	216,346	202,051	566,332
Investor services and custodial fees (recoveries)	(5,057)	1,965	42,712
Consulting and travel expenses	27,242	12,915	63,211
	$1,281,906	$1,301,618	$1,838,772

AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its tax-exempt mortgage revenue bonds or other tax-exempt investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. For the years ended December 31, 2010, 2009, and 2008, the Partnership paid administrative fees to AFCA 2 of approximately $636,000, $304,000, and $314,000, respectively.  In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the tax-exempt mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these tax-exempt mortgage revenue bonds and totaled approximately $209,000, $254,000, and $319,000, in 2010, 2009, and 2008, respectively. Additionally, in connection with the sale of the Ohio Properties and purchase of the new tax-exempt mortgage revenue bonds issued as part of the transaction (see Note 6), the Ohio Properties paid accrued and deferred administrative fees to AFCA 2 totaling approximately $231,000. Although these third party administrative fees are not Partnership expenses, they have been reflected in the accompanying consolidated financial statements of the Company as a result of the consolidation of the VIEs.  Such fees are payable by the financed property prior to the payment of any contingent interest on the tax-exempt mortgage revenue bonds secured by these properties.  If the Partnership were to acquire any of these properties in foreclosure, it would assume the obligation to pay the administrative fees relating to mortgage revenue bonds on these properties.

AFCA 2 earned mortgage placement fees in connection with the acquisition of tax-exempt mortgage revenue bonds by the Company.  These mortgage placement fees were paid by the owners of the respective property or the third party seller of the respective bonds and, accordingly, have not been reflected in the accompanying consolidated financial statements because these properties are not considered Consolidated VIEs. Mortgage placement fees earned by AFCA 2 totaled approximately $461,000, $282,000 and $61,000, in 2010, 2009 and 2008, respectively.

An affiliate of AFCA 2, America First Property Management Company, L.L.C. (“Properties Management”) was retained to provide property management services for Ashley Pointe (sold in February 2009), Iona Lakes, Bent Tree, Lake Forest, Fairmont Oaks, DeCordova, Eagle Ridge, Crescent Village, Meadowview, Willow Bend, Post Woods I, Post Woods II, Churchland, Glynn Place, Greens at Pine Glen, Ashley Square, Clarkson College, Cross Creek, and Woodland Park. The management fees paid to Properties Management amounted to approximately $982,000 in 2010, $955,000 in 2009, and $645,000 in 2008. For the Consolidated VIEs, these management fees are not Partnership expenses but are recorded by each applicable VIE entity and, accordingly, have been reflected in the accompanying consolidated financial statements. Such fees are paid out of the revenues generated by the properties owned by the Consolidated VIEs prior to the payment of any interest on the tax-exempt mortgage revenue bonds and taxable loans held by the Partnership on these properties. For the MF Properties, these management fees are considered real estate operating expenses.

The owners of four limited-purpose corporations which own apartment properties financed with tax-exempt bonds and taxable loans held by the Company are employees of Burlington who are not involved in the operation or management of the Company and who are not executive officers or managers of Burlington.

13.  Interest Rate Derivatives

As of December 31, 2010, the Company has four derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing and mortgages payable. The terms of the derivative agreements are as follows:

		Effective	Maturity	Purchase
Date Purchased	Notional Amount	Capped Rate	Date	Price	Counterparty

September 2, 2010	$31,936,667	3.00%	September 15, 2017	$921,000	Bank of New York Mellon

September 2, 2010	$31,936,667	3.00%	September 15, 2017	$845,600	Barclays Bank PLC

September 2, 2010	$31,936,667	3.00%	September 15, 2017	$928,000	Royal Bank of Canada

October 29, 2008	$4,480,000	6.00%	November 1, 2011	$26,512	Bank of America

In order to mitigate its exposure to interest rate fluctuations on the variable rate TEBS Financing, the Sponsor entered into interest rate cap agreements with Barclays Bank PLC, Bank of New York Mellon and Royal Bank of Canada, each in an initial notional amount of approximately $31.9 million which effectively limits the interest payable by the Company on the TEBS Financing to a fixed rate of 3.0% per annum on the combined notional amounts of the interest rate cap agreements through August 2017. The interest rate cap plus the Facility Fees payable to Freddie Mac result in a maximum potential cost of borrowing on the TEBS Financing of 4.9% per annum. In conjunction with the TEBS Financing and the payment of the Bank of America credit facility, the $50.0 million interest rate derivative purchased on June 18, 2009, was terminated. The $4.5 million interest rate cap agreement with Bank of America relates to the Glynn Place mortgage loan. During June 2010, a $12.8 million interest rate derivative purchased on July 9, 2009 was allowed to expire as the related mortgage was retired as discussed in Note 10.
These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. Interest rate derivative expense, which is the result of marking the interest rate derivative agreements to fair value, resulted in a decrease of approximately $572,000 in interest expense for the year ended December 31, 2010 as compared to an increase of approximately $830,000 in interest expense for the year ended December 31, 2009. These interest rate derivatives are presented on the balance sheet in Other Assets.  The carrying value of these derivatives was approximately $3.4 million and $141,000 as of December 31, 2010 and 2009, respectively.

14.  Fair Value of Financial Instruments

Existing fair value guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The guidance on fair value measurements:

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

Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk.  To increase consistency and comparability in fair value measurements and related disclosures, the fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The three levels of the hierarchy are defined as follows:

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

Investments in Tax-exempt Mortgage Revenue Bonds.  The fair values of the Company's investments in tax-exempt mortgage revenue bonds have each been based on a discounted cash flow and yield to maturity analysis performed by the General Partner.  There is no active trading market for the bonds and price quotes for the bonds are not available.  If available, the General

Partner may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  The estimates of the fair values of these bonds, whether estimated by the Company or based on external sources, are based largely on unobservable inputs the General Partner believes would be used by market participants.  Additionally, the calculation methodology used by the external sources and the Company encompasses the use of judgment in its application. Given these facts, the fair value measurement of the Company's investment in tax-exempt mortgage revenue bonds is categorized as a Level 3 input.

Interest rate derivatives.  The effect of the Company's interest rate caps is to set a cap, or upper limit, on the base rate of interest paid on the Company's variable rate debt equal to the notional amount of the derivative agreement.  The effect of the Company's interest rate swap is to change a variable rate debt obligation to a fixed rate for that portion of the debt equal to the notional amount of the derivative agreement.  The interest rate derivatives are recorded at fair value with changes in fair value included in current period earnings within interest expense.  The fair value of the interest rate derivatives is based on a model whose inputs are not observable and therefore are categorized as a Level 3 input.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2010
Description	Assets/Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$100,566,643	—	—	$100,566,643
Interest Rate Derivatives	3,406,791	—	—	3,406,791
Total Assets at Fair Value	$103,973,434	—	—	$103,973,434

		For Twelve Months Ended December 31, 2010
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2010		$69,399,763	$140,507	$69,540,270
VIE deconsolidation		12,371,004	—	12,371,004
VIE consolidation		(9,539,000)	—	(9,539,000)
Total gains (losses) (realized/unrealized)
Included in earnings		—	571,684	571,684
Included in other comprehensive income		1,348,966	—	1,348,966
Purchases, issuances and settlements		26,985,910	2,694,600	29,680,510
Ending Balance December 31, 2010		$100,566,643	$3,406,791	$103,973,434
Total amount of income for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of December 31, 2010		—	$571,684	$571,684

	Fair Value Measurements at December 31, 2009
	Assets/Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$69,399,763	—	—	$69,399,763
Interest Rate Derivatives	140,507	—	—	140,507
Total Assets at Fair Value	$69,540,270	—	—	$69,540,270

		For Twelve Months Ended December 31, 2009
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2009		$44,492,526	$302,849	$44,795,375
Total gains (losses) (realized/unrealized)
Included in earnings		—	(830,142)	(830,142)
Included in other comprehensive income		5,848,576	—	5,848,576
Purchases, issuances and settlements		19,058,661	667,800	19,726,461
Ending Balance December 31, 2009		$69,399,763	$140,507	$69,540,270
Total amount of losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of December 31, 2009		—	$(830,142)	$(830,142)

 Income and losses included in earnings for the periods shown above are included in interest expense.

In 2009 the approximate $4.7 million Weatherford bond was reported at an estimated $3.2 million fair market value and included in the tax-exempt mortgage revenue bond value. During 2010 this property became a VIE (see Note 4) and its bond was determined to be impaired (Note 5). The company wrote this bond down to its approximate estimated $2.6 million market value. Weatherford's bond is fully eliminated upon consolidation.

Below represents the fair market value of the debt held on the balance sheet for December 31, 2010 and 2009, respectively.

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Liabilities:
Debt financiang	95,608,000	95,974,474	55,363,333	55,528,748
Mortgages payable	10,645,982	10,642,725	30,116,854	30,121,617

15. Commitments and Contingencies

The Company may be subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are frequently covered by insurance. If it has been determined that a loss is probable to occur, the estimated amount of the loss is accrued in the consolidated financial statements.

Certain of the MF properties own apartment properties that generated LIHTCs under section 42 of the Code for the previous partners in these partnerships.  In connection with the acquisition of partnership interests in these partnerships by subsidiaries of the Company, the Company has agreed to reimburse the prior partners for any liabilities they incur due to recapture of these tax credits to the extent the recapture liability is due to the operation of the properties in a manner inconsistent with the laws and regulations relating to such tax credits after the date of acquisition. No amount has been accrued for this continent liability because management believes that the likelihood of any payments being required thereunder is remote.

16. Subsequent Events

In February 2011, the Partnership acquired the Briarwood Manor Apartments tax-exempt private activity mortgage revenue bond for approximately $4.5 million which represented 100% of the bond issuance. The bond's approximate outstanding par value is $5.5 million and earns interest at an annual rate of 5.3% with a monthly interest and principal payment and stated maturity date of June 1, 2038. Based on the purchase price discount, the bond will yield approximately 7.0% per annum to the Partnership. The bond was issued for the construction of the Briarwood Manor Apartments, a 100 unit multifamily apartment complex located in Montclair, California, in conjunction with the syndication of LIHTCs. The bond does not contain participation interests.

As discussed in Note 4, effective in February 2011, the Company foreclosed on the current ownership of DeCordova and Weatherford. The Company has taken ownership of these properties. Prior to foreclosure, the Company did not have any ownership interest in the properties, however, these properties were consolidated VIEs. Subsequent to the foreclosure, the properties will be reported as MF properties and the Company will have an ownership interest in the properties and as a result, Partners' Capital will be impacted by the operating results of the properties. The Company has taken over these projects and intends to fund the construction and stabilization of the Weatherford property. Upon the completion of construction, the Company expects to operate the property as a market rate apartment property. The Company also intends to operate DeCordova as a market rate apartment property. Once each property is leased up and stabilized the Company will evaluate its options in order to realize its investments in Weatherford and DeCordova.

17. Recently Issued Accounting Pronouncements

Effective January 1, 2010, we adopted ASC 810, Consolidations, which requires an entity to perform an analysis to determine whether the entity's variable interest or interests give it a controlled financial interest in a VIE.  The purpose of the analysis is to identify the primary beneficiary of a VIE as the entity that has (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.  See Note 3 for disclosures.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued pre-codification guidance Statement No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140. This statement was codified into ASC 860.  On and after the effective date, the concept of a qualifying special purpose entity is no longer relevant for accounting purposes.  Therefore, formerly qualifying special-purpose entities, as defined under the previous accounting standards, should be evaluated for consolidation under the applicable consolidation guidance.  The guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this guidance on January 1, 2010 did not have an impact on the consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU No. 2010-20 enhances the existing disclosure requirements providing more transparency of the allowance for loan losses and credit quality of financing receivables. The new disclosures that relate to information as of the end of a reporting period will be effective for the first interim and annual reporting periods ending on or after December 15, 2010.  The new disclosures that relate to activity occurring during the reporting period will be effective for the first interim and annual periods beginning after December 15, 2010, or first quarter of fiscal 2011 and thereafter in the Company's case.  The adoption of ASU 2010-20 impacted the disclosures but did not affect financial position, results of operations, or cash flows.

18.  Segments

The Company consists of three reportable segments, Tax-Exempt Bond Investments, MF Properties, and Consolidated VIEs.  In addition to the three reportable segments, the Company also separately reports its consolidating and eliminating entries because it does not allocate certain items to the segments.

Tax-Exempt Bond Investments Segment
The Tax-Exempt Bond Investments segment consists of the Company's portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  Such tax exempt bonds are held as long-term investments.  As of December 31, 2010, the Company held fifteen tax-exempt bonds not associated with Consolidated VIEs and six tax-exempt bonds associated with Consolidated VIEs which are bonds are eliminated in consolidation on the Company's financial statements. Additionally, two bonds secured by the three Ohio Properties subject to a sales agreement (Note 6) are eliminated in consolidation on the Company's financial statements. The multifamily apartment properties financed by the 21 tax-exempt bonds contain a total of 3,658 rental units.

MF Properties Segment
The MF Properties segment consists of indirect equity interests in multifamily apartment properties which are not currently financed by tax-exempt bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring.  In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties.  The Partnership's interests in its current MF Properties are not currently classified as Assets Held for Sale because the Partnership is not actively marketing them for sale, there is no definitive purchase agreement in existence that, under current guidance, can be recognized as a sale of real estate assets and, therefore, no sale is expected in the next twelve months.  As discussed above, the Ohio Properties are subject to a sales agreement (see Notes 5 and 6). During the time the Partnership holds an interest in a MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.  Any such cash distribution will contribute to the Partnership's CAD.  As of December 31, 2010, the Company held an interest in five MF Properties containing a total of 602 rental units and three MF Properties subject to a sales agreement containing a total of 362 rental units.

Consolidated VIE segment
The Consolidated VIE segment consists of multifamily apartment properties which are financed with tax-exempt bonds held by the Partnership, the assets, liabilities and operating results of which are consolidated with those of the Partnership.  The tax-exempt bonds on these Consolidated VIE properties are eliminated from the Company's financial statements as a result of such consolidation, however, such bonds are held as long-term investments by the Partnership which continues to be entitled to receive principal and interest payments on such bonds.  The Company does not actually own an equity position in the Consolidated VIEs or their underlying properties.  As of December 31, 2010, the Company consolidated six VIE multifamily apartment properties containing a total of 1,152 rental units.

Management closely monitors and evaluates the financial reporting associated with and the operations of the Consolidated VIEs and the MF Properties and performs such evaluation separately from the other operations of the Partnership through interaction with the affiliated property management company which manages the multifamily apartment properties held by the Consolidated VIEs and the MF Properties.

Management's goals with respect to the properties constituting the Company's Consolidated VIE and MF Properties reportable segments is to generate increasing amounts of net rental income from these properties that will allow them to (i) make all payments of base interest, and possibly pay contingent interest, on the properties included in the Tax-Exempt Bond Investments segment and the Consolidated VIE segment, and (ii) distribute net rental income to the Partnership from the MF Properties segment until such properties can be refinanced with additional tax-exempt mortgage bonds meeting the Partnership's investment criteria.  In order to achieve these goals, management of these multifamily apartment properties is focused on: (i) maintaining high economic occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties; and (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas.

The following table details certain key financial information for the Company's reportable segments for the three years ended December 31:

	2010	2009	2008
Total revenue
Tax-Exempt Bond Financing	$11,147,091	$11,929,375	$10,185,370
MF Properties	7,205,099	7,045,578	4,793,535
Consolidated VIEs	7,487,438	8,621,475	8,938,510
Consolidation/eliminations	(3,374,760)	(6,707,264)	(5,830,841)
Total revenue	$22,464,868	$20,889,164	$18,086,574

Interest expense
Tax-Exempt Bond Financing	$1,755,427	$2,892,521	$4,047,282
MF Properties	759,052	1,391,159	1,050,172
Consolidated VIEs	5,546,229	6,847,884	5,941,543
Consolidation/eliminations	(5,546,229)	(6,929,438)	(6,932,925)
Total interest expense	$2,514,479	$4,202,126	$4,106,072

Depreciation expense
Tax-Exempt Bond Financing	$—	$—	$—
MF Properties	1,904,789	1,804,956	1,060,649
Consolidated VIEs	2,226,339	2,563,915	2,273,577
Consolidation/eliminations	—	—	—
Total depreciation expense	$4,131,128	$4,368,871	$3,334,226

Income (loss) from continuing operations
Tax-Exempt Bond Financing	$2,384,926	$4,485,438	$3,652,631
MF Properties	(522,857)	(1,153,982)	(936,341)
Consolidated VIEs	(8,230,629)	(6,811,628)	(5,565,226)
Consolidation/eliminations	5,764,369	572,831	1,161,343
Income (loss) from continuing operations	$(604,191)	$(2,907,341)	$(1,687,593)

Net income (loss)
Tax-Exempt Bond Financing	$2,384,926	$4,485,438	$3,652,641
MF Properties	(319,026)	(1,142,442)	(926,987)
Consolidated VIEs	(8,230,629)	27,974,817	(7,080,591)
Consolidation/eliminations	5,764,369	(7,478,860)	3,323,697
Net income (loss) - America First Tax Exempt Investors, L. P.	$(400,360)	$23,838,953	$(1,031,240)

Total assets
Tax-Exempt Bond Financing	$316,922,744	$186,493,868
MF Properties	43,979,530	54,064,969
Consolidated VIEs	47,504,227	57,761,651
Consolidation/eliminations	(166,799,252)	(107,549,768)
Total assets	$241,607,249	$190,770,720

Total partners' capital
Tax-Exempt Bond Financing	$192,682,394	$125,995,908
MF Properties	(3,882,221)	6,250,542
Consolidated VIEs	(41,635,836)	(41,693,546)
Consolidation/eliminations	(19,001,446)	7,985,331
Total partners' capital	$128,162,891	$98,538,235

19.  Summary of Unaudited Quarterly Results of Operations

2010	March 31,	June 30,	September 30,	December 31,
Revenues	$5,098,996	$5,821,832	$5,821,640	$5,722,400
Income (loss) from continuing operations	345,850	45,048	(2,429,601)	1,434,512
Net (loss) income - America First Tax Exempt Investors, L.P.	$347,392	$566,714	$(2,207,723)	$893,257

Income (loss) from continuing operations, per BUC	$0.05	$0.05	$(0.04)	$0.01
Income from discontinued operations	—	—	—	—
Net income (loss), basic and diluted, per BUC	$0.05	$0.05	$(0.04)	$0.01

2009	March 31,	June 30,	September 30,	December 31,
Revenues	$4,733,602	$4,975,702	$5,777,501	$5,402,359
(Loss) income from continuing operations	(975,544)	(573,330)	204,628	(1,563,095)
Income from discontinued operations	26,734,754	—	—	—
Net (loss) income - America First Tax Exempt Investors, L.P.	$25,759,210	$(573,330)	$204,628	$(1,563,095)

Income (loss) from continuing operations, per BUC	$0.12	$0.02	$0.07	$(0.06)
Income from discontinued operations	—	—	—	—
Net income (loss), basic and diluted, per BUC	$0.12	$0.02	$0.07	$(0.06)

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

Management Report On Internal Control Over Financial Reporting

The Company's management (consisting of the officers of the Burlington Capital Group LLC in its capacity as the general partner of the general partner of the Partnership) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer (consisting of the officers of the Burlington Capital Group LLC in its capacity as the general partner of the general partner of the Partnership), of the effectiveness of the Company's internal control over financial reporting.  The Company's management used the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation.  Based on that evaluation, the Partnership's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Partnership's internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

Changes in internal controls over financial reporting.  There were no changes in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of America First Tax Exempt Investors, L.P.
Omaha, Nebraska

We have audited the internal control over financial reporting of America First Tax Exempt Investors, L.P. and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report On Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010, of the Company and our report dated March 11, 2011, expressed an unqualified opinion on those financial statements and includes an explanatory paragraph regarding management's estimates for investments without readily determinable fair values and the Company's adoption of guidance related to the consolidation of Variable Interest Entities effective January 1, 2010.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 11, 2011

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or officers of its own. Management of the Partnership consists of the general partner of the Partnership, America First Capital Associates Limited Partnership Two ("AFCA 2") and its general partner, The Burlington Capital Group LLC (“Burlington”).

The following individuals are the officers and managers of Burlington, and each serves for a term of one year.  Unitholders have no right to nominate or elect managers of Burlington.

Name	Position Held	Position Held Since
Michael B. Yanney	Chariman Emeritus of the Board and Manager	2008/1984
Lisa Y. Roskens	Chairman of the Board and Manager	2008/1999
Mark A. Hiatt	Chief Executive Officer	2010
Michael J. Draper	Chief Financial Officer	2004
Mariann Byerwalter	Manager (2)	1997
Dr. William S. Carter	Manager (2)	2003
Patrick J. Jung	Manager (1) (2)	2003
George H. Krauss	Manager	2001
Dr. Martin A. Massengale	Manager (1) (2)	1994
Dr. Gail Walling Yanney	Manager	1996
Clayton K. Yeutter	Manager (1) (2)	2001

(1)	Member of the Burlington Audit Committee. The Board of Managers has designated Mr. Jung as the “audit committee financial expert” as such term is defined in Item 401(h) of SEC Regulation S-K.
(2)	Determined to be independent under both Section 10A of the securities Act of 1934 and under the NASDAQ Marketplace rules

Michael B. Yanney, 77, Chairman Emeritus, served as the Chairman of the Board of Burlington and its predecessors from 1984 through 2008. From 1977 until the organization of Burlington in 1984,  Mr. Yanney was principally engaged in the ownership and management of commercial banks. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Level 3 Communications, Inc., and Magnum Resources, Inc. Mr. Yanney also served as a director of America First Apartment Investors, Inc. until its merger with Sentinel Real Estate Corporation in 2007.  Mr. Yanney is the husband of Gail Walling Yanney and the father of Lisa Y. Roskens.

Lisa Y. Roskens, 44, is the Chairman of the Board of Burlington, Chief Executive Officer and President of Burlington. From 1999 to 2000, Ms. Roskens was managing Director of Twin Compass, LLC. From 1997 to 1999, Ms. Roskens was employed by Inacom Corporation where she held the position of Director of Business Development and Director of Field Services Development. From 1995 to 1997, Ms. Roskens served as Finance Director for the U.S. Senate campaign of Senator Charles Hagel of Nebraska.  From 1992 to 1995, Ms. Roskens was an attorney with the Kutak Rock LLP law firm in Omaha, Nebraska, specializing in commercial litigation.  Ms. Roskens also served as a director of America First Apartment Investors, Inc. until its merger with Sentinel Real Estate Corporation in 2007. Ms. Roskens is the daughter of Michael B. Yanney and Gail Walling Yanney.

Mr. Hiatt, age 51, is Chief Executive Officer of the Partnership.  Mr. Hiatt has been employed by Burlington since 1987 in various capacities, and currently serves as the President of America First Real Estate Group, the real estate operating division of Burlington.  Mr. Hiatt will continue to be employed by Burlington and will continue to serve as the President of America First Real Estate Group in addition to performing his duties as the Chief Executive Officer of the Registrant.  He has previously served as Chief Operating Officer and Chief Financial Officer of Burlington, and also as the Chief Operating Officer for America First Properties Management Company, L.L.C.  Prior to joining Burlington Capital Group, Mr. Hiatt was Director of Finance, from 1984 to 1987, for J.L. Brandeis & Sons and, from 1982 to 1984, he was a senior accountant with Arthur Andersen & Co. Mr. Hiatt has a Bachelor of Arts in Accounting and Finance from Hastings College and is a Certified Public Accountant..

Michael J. Draper, 45, is Chief Financial Officer of Burlington. From April 2004 to September 2004, he was the Director of Finance and Accounting for Burlington. From April 2000 through March 2004, he was employed at Transgenomic, Inc. where he served as Chief Financial Officer and prior to that as Controller.   Prior to Transgenomic, Mr. Draper was Vice President of Accounting and Finance for MSI Systems Integrators for over 2 years and was with Deloitte & Touche LLP for over 8 years.  Mr. Draper is a Certified Public Accountant.

Mariann Byerwalter, 50, is Chairman of JDN Corporate Advisory, LLC. She was the Chief Financial Officer and Vice President for Business Affairs of Stanford University from 1996 to 2000, and Special Advisor to the President of Stanford University through 2001. Ms. Byerwalter was a partner and co-founder of America First Financial Corporation, which purchased EurekaBank, from 1987 to 1995. Ms. Byerwalter was the Chief Operating Officer, Chief Financial Officer and a Director of America First Eureka Holdings from 1988 to 1995. She served as the Chief Financial Officer of EurekaBank from 1993 to 1995 and was a member of its Board of Directors from 1988 to 1998. Prior to that, she was a Vice President for Strategic Planning and Corporate Development at BankAmerica Corporation. Ms. Byerwalter currently serves on the Board of Directors of Pacific Life Insurance Company, SRI International, SchwabFunds, Redwood Trust, Inc., and WageWorks. She is a member of the Stanford University Board of Trustees, and serves as Chair of the Board of Directors of Stanford Hospital and Clinics. She is a member of the Board of Directors of the Lucile Salter Packard Children's Hospital. Ms. Byerwalter received her B.A in Economics and Political Science/Public Policy in 1982 from Stanford University and her M.B.A. from Harvard University in 1984.

Dr. William S. Carter, 84, is retired from medical practice. He is a graduate of Butler University and the Nebraska University College of Medicine. He served his residency at the University of Missouri and was appointed a diplomat of the American Board of Otorhinolaryngology. He was in private practice in Omaha, Nebraska, until 1993. He is currently on the board of directors of Murphy Drug Co. and is a director of the Happy Hollow Club in Omaha and the Thunderbird Club in Rancho Mirage, California.

Patrick J. Jung, 63, was elected as Company director in 2003. He currently serves as the Chief Operating Officer of Surdell & Partners, LLC, an advertising company in Omaha, Nebraska. Prior to his position with Surdell & Partners LLC, Mr. Jung was a practicing certified public accountant with KPMG LLC for thirty years. During that period he served as a Partner for twenty years and as the Managing Partner of Nebraska Business for the last six years. Mr. Jung is also a member of the board of directors of Werner Enterprises, Inc., and serves as chair of its audit and compensation committees. Mr. Jung is also a member of the board of directors of Supertel Hospitality, Inc. and serves as its audit committee chair and as a member of its compensation committee. He also works with several civic boards and organizations. Mr. Jung has significant knowledge and experience in financial management, accounting processes and corporate governance that is derived from his professional and other experiences. Mr. Jung qualifies as an audit committee financial expert and serves as chair of our audit committee and as a member of the governance committee.

George H. Krauss, 69, has been a consultant to Burlington since 1996.  From 1972 to 1996, Mr. Krauss practiced law with Kutak Rock LLP, serving as that firm's managing partner from 1983 to 1993.  From 1996 to 2006 Mr. Krauss was of counsel to Kutak Rock LLP.  Mr. Krauss also serves on the board of directors of MFA Mortgage Investments, Inc. and serves on the compensation and the corporate governance and nominating committees.

Dr. Martin A. Massengale, 77, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and a Foundation Distinguished Professor. Prior to becoming President Emeritus in 1994, he served as Interim President from 1989 to 1991 and as President until 1994, as Chancellor of the University of Nebraska Lincoln from 1981 until 1991 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the Board of Trustees of the BryanLGH Medical Center, and serves as a member of its audit and corporate compliance committees.

Dr. Gail Walling Yanney, 74, is a retired physician. Dr. Yanney practiced anesthesiology and was the Executive Director of the Clarkson Foundation until October of 1995. In addition, she was a director of FirsTier Bank, N.A., Omaha, Nebraska, prior to its merger with First Bank, N.A. Dr. Yanney is the wife of Michael B. Yanney and the mother of Lisa Y. Roskens.

Clayton K. Yeutter, 80, is of counsel to Hogan & Hartson, a Washington D.C. law firm. From 1978 to 1985 he served as the President and Chief Executive Officer of the Chicago Mercantile Exchange. Mr. Yeutter served as the U.S. Trade Representative from 1985 to 1989, as the U.S. Secretary of Agriculture from 1989 to 1991, and has served in cabinet and sub-cabinet posts under four U.S. Presidents. Mr. Yeutter currently serves on the board of directors of Neogen Corp. He previously served as Chairman of the Board of Oppenheimer Funds, Inc. and on the boards of directors of Coventa Holding Corp., American Commercial Lines, Inc. and the Chicago Climate Exchange.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the managers and executive officers of Burlington and persons who own more than 10% of the Partnership's BUCs to file reports of their ownership of BUCs with the SEC.  Such officers, managers and unitholders are required by SEC regulation to furnish the Partnership with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such reports received by the Partnership and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Partnership believes that there was compliance for the year ended December 31, 2010 with all Section 16(a) filing requirements applicable to such executive officers, managers and beneficial owners of BUCs.

Code of Ethical Conduct and Code of Conduct

Burlington has adopted the Code of Ethical Conduct for its senior executive and financial officers as required by Section 406 of the Sarbanes-Oxley Act of 2002.  As such, this Code of Ethical Conduct covers all executive officers of Burlington, who perform such duties for the Partnership.  Burlington has also adopted the Code of Conduct applicable to all directors, officers and employees which is designed to comply with the listing requirements of the NASDAQ Stock Market.  Both the Code of Ethical Conduct and the Code of Conduct are available on the Partnership's website at www.ataxfund.com.

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

The Board of Managers of Burlington effectively acts as our board of directors.  Although Burlington is not a public company and its securities are not listed on any stock market or otherwise publicly traded, its Board of Managers is constituted in a manner that complies with rules of the Securities and Exchange Commission and the NASDAQ Stock Market related to public companies with securities listed on the NASDAQ Global Market in order for the Company and its BUCs to comply with these rules.  Among other things, a majority of the Board of Managers of Burlington consists of managers who meet the definitions of independence under the rules of the SEC and the NASDAQ Stock Market.  These independent managers are Patrick J. Jung, Mariann Byerwalter, Martin A. Massengale, Clayton Yeutter, and William S. Carter.  During 2010, we paid Burlington a total of $199,500 in order to reimburse it for a portion of the fees it pays to these five independent managers.  We did not pay any other compensation of any nature to any of the managers of Burlington or reimburse Burlington for any other amounts representing compensation to its Board of Managers.

The following table sets forth the total compensation paid to the Managers of Burlington in fiscal 2010 for their services to the Partnership.

Manager Compensation

Name	Total Fees Earned or Paid in Cash ($)
Michael B. Yanney	—
Lisa Y. Roskens	—
Mariann Byerwalter	38,500
Dr. William S. Carter	35,875
Patrick J. Jung	44,625
George H. Krauss	—
Dr. Martin A. Massengale	42,000
Dr. Gail Walling Yanney	—
Clayton K. Yeutter	38,500

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a)  No person is known by the Partnership to own beneficially more than 5% of the Partnership's BUCs.

(b)  The Partnership does not have any directors or officers of its own.  Management of the Partnership consists of the general partner of the Partnership, and its general partner, Burlington.  The following table and notes set forth information with respect to the beneficial ownership of the Partnership's BUCs by each of the Managers and executive officers of Burlington and by such persons as a group.  Unless otherwise indicated, the information is as of December 31, 2010, and is based upon information furnished to us by such persons.  Unless otherwise noted, all persons listed in the following table have sole voting and investment power over the BUCs they beneficially own and own such BUCs directly.  For purposes of this table, the term “beneficial owner” means any person who, directly or indirectly, has or units the power to vote, or to direct the voting of, a BUC or the power to dispose, or to direct the disposition of, a BUC or has the right to acquire BUCs within 60 days.

Name	Number of BUCs Beneficially Owned	Percent of Class
Michael B. Yanney, Chairman Emeritus and Manager of Burlington	347,510(1)	1%
Lisa Y. Roskens, Chairman, President, Chief Executive Officer and Manager of Burlington	319,710(2)	2%
Mark A. Hiatt, Chief Executive Officer of the Partnership	35,635	*
Michael J. Draper, Chief Financial Officer of Burlington	2,000	*
Mariann Byerwalter, Manager of Burlington	—	—
Dr. William S. Carter, Manager of Burlington	—	—
Patrick J. Jung, Manager of Burlington	5,000	*
George H. Krauss, Manager of Burlington	—	—
Dr. Martin A. Massengale, Manager of Burlington	1,500	*
Dr. Gail Walling Yanney, Manager of Burlington	347,510(3)	1%
Clayton K. Yeutter, Manager of Burlington	2,000	*
All current executive officers and Managers of Burlington as a group (11 persons)	393,645	1%

*         denotes ownership of less than 1%.
(1) Consists of 27,800 BUCs held by Mr. Yanney's spouse, Dr. Gail Walling Yanney, a Manager of Burlington, and 319,710 BUCs held by the Burlington Capital Group LLC .  Mr. Yanney has a beneficial ownership interest in, and is a Manager and Chairman Emeritus of the Burlington Capital Group, LLC and is deemed to have a pecuniary interest in the Beneficial Unit Certificates due to his ownership interest in The Burlington Capital Group, LLC.
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

Effective January 1, 2010, Burlington adopted a prearranged trading plan established in accordance with the guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934 for the purpose of acquiring up to $500,000 of BUCs on open market purchases.  As of February 25, 2010, Burlington had completed the acquisition of 80,000 BUCs under this trading plan for a total acquisition cost of approximately $440,000.

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

Except as described in Note 10 to the Company's Financial Statements filed in response to Item 8 of this report, the Partnership is not a party to any transaction or proposed transaction with AFCA 2, Burlington or with any person who is: (i) a manager or executive officer of Burlington or any general partner of AFCA 2; (ii) a nominee for election as a manager of Burlington; (iii) an owner of more than 5% of the BUCs; or, (iv) a member of the immediate family of any of the foregoing persons.

Item 14.  Principal Accountant Fees and Services.

The Audit Committee of Burlington has engaged Deloitte & Touche LLP as the independent registered public accounting firm for the Company. The Audit Committee regularly reviews and determines whether any non-audit services provided by Deloitte & Touche LLP potentially affects their independence with respect to the Company. The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by Deloitte & Touche LLP. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered, and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management provides annual updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date. During 2010 and 2009, all services performed by Deloitte & Touche LLP, with respect to the Partnership, were pre-approved by the Audit Committee in accordance with this policy.

The following table sets forth the aggregate fees billed by Deloitte & Touche LLP with respect to audit and non-audit services for the Company during the years ended December 31, 2010 and 2009:

	2010	2009
Audit Fees (1)	$302,400	$251,405
Audit-Related Fees (2)	96,500	63,000
Tax Fees (3)	25,160	70,667
All Other Fees	—	—

(1)
Audit - Includes fees and expenses for professional services rendered for the audit of the Company's annual financial statements and internal control over financial reporting, reviews of the financial statements included in the Company's quarterly reports on Form 10-Q during 2009 and 2008.

(2)
Audit-Related Fees - Includes services associated with registration statements, periodic reports and other documents filed with the Securities and Exchange Commission or other documents issued in connection with securities offerings, such as consents.

(3)	Tax - Includes fees and expenses for the professional services rendered for the preparation and review of tax returns.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)  The following documents are filed as part of this report:

1.  Financial Statements. The following financial statements of the Company are included in response to Item 8 of this report:

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets of the Company as of December 31, 2010 and 2009.

Consolidated Statements of Operations and Comprehensive Income of the Company for the years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Partners' Capital of the Company for the years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Cash Flows of the Company for the years ended December 31, 2010, 2009 and 2008.

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
 23.1  Consent of Deloitte & Touche LLP.

24.1  Powers of Attorney.

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

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
By	America First Capital Associates
Limited Partnership Two,
General Partner of the Partnership

By	The Burlington Capital Group LLC,
General Partner of
America First Capital Associates
Limited Partnership Two

Date:	March 11, 2011
By	/s/ Mark A. Hiatt
Mark A. Hiatt
Chief Executive Officer
America First Tax Exempt Investors, L.P.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 11, 2011	By	/s/ Michael B. Yanney*
Michael B. Yanney,
Chairman Emeritus of the Board and
Manager of Burlington Capital Group LLC

Date:	March 11, 2011	By	/s/ Lisa Y. Roskens*
Lisa Y. Roskens
Chairman of the Board, President, Chief Executive Offer and
Manager of Burlington Capital Group LLC

Date:	March 11, 2011	By	/s/ Mark A. Hiatt
Mark A. Hiatt,
Chief Executive Officer of the Registrant
(Principal Executive Officer)

Date:	March 11, 2011	By	/s/ Michael J. Draper
Michael J. Draper,
Chief Financial Officer of The Burlington Capital Group LLC
(Principal Financial Officer and Principal Accounting Officer)

Date:	March 11, 2011	By	/s/ Mariann Byerwalter*
Mariann Byerwalter,
Manager of The Burlington Capital Group LLC

Date:	March 11, 2011	By	/s/ William S. Carter*
William S. Carter,
Manager of The Burlington Capital Group LLC

Date:	March 11, 2011	By	/s/ Patrick J. Jung*
Patrick J. Jung,
Manager of The Burlington Capital Group LLC

Date:	March 11, 2011	By	/s/ George H. Krauss*
George H. Krauss,
Manager of The Burlington Capital Group LLC

Date:	March 11, 2011	By	/s/ Martin A. Massengale*
Martin A. Massengale,
Manager of The Burlington Capital Group LLC

Date:	March 11, 2011	By	/s/ Gail Walling Yanney*
Gail Walling Yanney,
Manager of The Burlington Capital Group LLC

Date:	March 11, 2011	By	/s/ Clayton K. Yeutter*
Clayton K. Yeutter,
Manager of The Burlington Capital Group LLC

*By Michael J. Draper,
Attorney-in-Fact

By /s/ Michael J. Draper
Michael J. Draper