Form 10-Q
period 2011-03-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2011-05-10
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1A	Risk Factors	40
Item 6	Exhibits	40

SIGNATURES	41

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

Other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under the headings “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in Item 1A of Part II of this report.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$13,326,885	$13,277,048
Restricted cash	22,347,932	25,252,756
Interest receivable	5,894,028	4,670,182
Tax-exempt mortgage revenue bonds held in trust, at fair value (Notes 4 & 7)	87,010,688	73,451,479
Tax-exempt mortgage revenue bonds, at fair value (Note 4)	20,916,876	27,115,164
Real estate assets: (Note 5)
Land	14,634,778	12,946,831
Buildings and improvements	111,894,984	91,802,694
Real estate assets before accumulated depreciation	126,529,762	104,749,525
Accumulated depreciation	(24,530,439)	(23,467,105)
Net real estate assets	101,999,323	81,282,420
Other assets (Note 6)	17,160,881	16,558,200
Total Assets	$268,656,613	$241,607,249

Liabilities
Accounts payable, accrued expenses and other liabilities	2,813,153	3,528,303
Distribution payable	3,803,399	3,803,399
Debt financing (Note 7)	105,494,584	95,608,000
Mortgages payable (Note 8)	28,100,519	10,645,982
Total Liabilities	140,211,655	113,585,684

Commitments and Contingencies (Note 12)

Partners' Capital
General Partner (Note 2)	(275,414)	(280,629)
Beneficial Unit Certificate holders	161,905,435	161,389,189
Unallocated deficit of Consolidated VIEs	(33,225,798)	(32,945,669)
Total Partners' Capital	128,404,223	128,162,891
Noncontrolling interest (Note 5)	40,735	(141,326)
Total Capital	128,444,958	128,021,565
Total Liabilities and Partners' Capital	$268,656,613	$241,607,249

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Revenues:
Property revenues	$3,830,573	$3,521,493
Mortgage revenue bond investment income	2,220,913	1,480,571
Other income	251,361	96,932
Total Revenues	6,302,847	5,098,996
Expenses:
Real estate operating (exclusive of items shown below)	2,238,727	2,055,774
Depreciation and amortization	1,225,565	1,197,017
Interest	825,725	992,120
General and administrative	641,595	508,235
Total Expenses	4,931,612	4,753,146
Net income	1,371,235	345,850
Less: net (income) loss attributable to noncontrolling interest	(182,061)	1,542
Net income - America First Tax Exempt Investors, L.P.	$1,189,174	$347,392

Net income (loss) allocated to:
General Partner	$14,693	$10,386
Limited Partners - Unitholders	1,454,610	1,028,168
Unallocated loss of Consolidated Property VIEs	(280,129)	(691,162)
Noncontrolling interest	182,061	(1,542)
	$1,371,235	$345,850
Unitholders' interest in net income per unit (basic and diluted):
Net income, basic and diluted, per unit	$0.05	$0.05
Weighted average number of units outstanding, basic and diluted	30,122,928	21,842,928

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non- controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2011	$(280,629)	30,122,928	$161,389,189	$(32,945,669)	$(141,326)	$128,021,565	$(9,692,233)
Distributions paid or accrued	(38,034)		(3,765,366)			(3,803,400)
Comprehensive income:
Net Income (loss)	14,693	—	1,454,610	(280,129)	182,061	1,371,235	—
Unrealized gain on securities	28,556	—	2,827,002	—	—	2,855,558	2,855,558
Comprehensive income						4,226,793
Comprehensive income attributable to noncontolling interest	—	—	—	—	—	182,061	—
Comprehensive income attributable to Partnership	—	—	—	—	—	4,408,854	—
Balance at March 31, 2011	$(275,414)	30,122,928	$161,905,435	$(33,225,798)	$40,735	$128,444,958	$(6,836,675)

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non- controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2010	$271,051	21,842,928	$130,482,881	$(32,215,697)	$62,505	$98,600,740	$(11,009,231)
Deconsolidation of VIEs - (Note 3)	15,881	—	1,572,185	1,736,388	—	3,324,454	1,588,066
Consolidation of VIEs - (Note 3)	27,523	—	2,724,760	—	—	2,752,283	2,752,283
Distributions paid or accrued	(29,298)	—	(2,730,366)	—	—	(2,759,644)	—
Comprehensive income:
Net Income (loss)	10,386	—	1,028,168	(691,162)	(1,542)	345,850	—
Unrealized gain on securities	9,002	—	891,214	—	—	900,216	900,216
Comprehensive income						1,246,066
Comprehensive loss attributable to noncontolling interest	—	—	—	—	—	(1,542)	—
Comprehensive income attributable to Partnership	—	—	—	—	—	1,247,608	—
Balance at March 31, 2010	$304,545	21,842,928	$133,968,842	$(31,170,471)	$60,963	$103,163,879	$(5,768,666)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the periods ended,
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net income	$1,371,235	$345,850
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense	1,225,565	1,197,017
Non-cash loss on derivatives	232,554	115,030
Bond discount amortization	(116,858)	—
Gain on asset sold	(21,103)	—
Gain on early extinquishment of debt	(104,988)
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(1,223,846)	(1,056,569)
(Increase) decrease in other assets	(1,056,661)	(1,030,635)
Decrease in accounts payable, accrued expenses and other liabilities	(529,422)	(386,872)
Net cash used by operating activities	(223,524)	(816,179)
Cash flows from investing activities:
Acquisition of tax-exempt mortgage revenue bonds	(4,492,500)	—
Acquisition of partnerships, net of cash acquired	(20,758,476)	—
Capital expenditures	(930,797)	(170,374)
Proceeds from assets sold	36,500
Increase in restricted cash	(125,259)	(1,625,158)
Restricted cash - debt collateral (paid) released	732,403	(4,675,919)
Cash released upon foreclosure	2,047,161	—
Transfer of cash to unconsolidated VIE upon unconsolidation	—	(88,949)
Transfer of cash from consolidated VIE upon consolidation	—	1,977
Principal payments received on tax-exempt mortgage revenue bonds	101,349	25,000
Net cash used by investing activities	(23,389,619)	(6,533,423)
Cash flows from financing activities:
Distributions paid	(3,803,399)	(2,757,945)
Increase in liabilities related to restricted cash	125,259	1,625,158
Proceeds from debt financing	27,500,584	—
Principal payments on debt financing and mortgages payable	(159,464)	(199,025)
Net cash provided (used) by financing activities	23,662,980	(1,331,812)
Net increase (decrease) in cash and cash equivalents	49,837	(8,681,414)
Cash and cash equivalents at beginning of period	13,277,048	17,280,535
Cash and cash equivalents at end of period	$13,326,885	$8,599,121

Cash paid during the period for interest	$816,171	$751,303
Distributions declared but not paid	$3,803,399	$2,759,664
Capital expenditures financed through accounts payable	9,601	—

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

Our general partner is America First Capital Associates Limited Partnership Two (“AFCA 2” or “General Partner”).  The general partner of AFCA2 is The Burlington Capital Group LLC ("Burlington"). The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partner interests to investors (“unitholders”).  The Partnership will terminate on December 31, 2050 unless terminated earlier under provisions of its Agreement of Limited Partnership.

The consolidated financial statements of the “Company” reported in this Form 10-Q include the assets, liabilities and results of operations of the Partnership, its Consolidated Subsidiaries and four other consolidated entities in which the Partnership does not hold an ownership interest but which own multifamily apartment properties financed with tax-exempt bonds held by the Partnership and which are treated as variable interest entities ("VIEs") of which the Partnership has been determined to be the primary beneficiary (“Consolidated VIEs”).  The Consolidated Subsidiaries of the Partnership consist of:

•	ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing with Freddie Mac and

•
Eight multifamily apartments ("MF Properties") are owned by various Partnership subsidiaries. Such subsidiaries hold a 99% limited partner interest in five limited partnerships and 100% member positions in three limited liability companies. Three apartment properties which are subject to a sales agreement and are also reported as MF Properties – Note 2.

Stand alone financial information of the Partnership reported in this Form 10-Q includes only the assets and results of operations of the Partnership and its Consolidated Subsidiaries (hereafter the “Partnership”) without the Consolidated VIEs.  In the Company’s consolidated financial statements, all transactions and accounts between the Partnership, the Consolidated Subsidiaries and the Consolidated VIEs have been eliminated in consolidation.  The Partnership does not believe that the consolidation of VIEs for reporting under accounting principles generally accepted in the United States of America (“GAAP”) affects the Partnership’s status as a partnership for federal income tax purposes or the status of unitholders as partners of the Partnership, the treatment of the tax-exempt bonds on the properties owned by Consolidated VIEs as debt, the tax exempt nature of the interest payments received on bonds secured by the properties owned by Consolidated VIEs or the manner in which the Partnership’s income is reported to unitholders on IRS Form K-1.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The accompanying interim unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. These condensed consolidated financial statements and notes have been prepared consistently with the 2010 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2011, and the results of operations for the interim periods presented have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

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

In June 2010, the Company completed a sales transaction whereby four of the MF Properties, Crescent Village, Post Woods (I and II) and Willow Bend apartments in Ohio (the “Ohio Properties”), were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity. The Company acquired 100% of the $18.3 million tax-exempt mortgage revenue bonds issued by the Ohio Housing Finance Agency as part of a plan of financing for the acquisition and rehabilitation of the Ohio Properties. The tax-exempt mortgage bonds secured by the Ohio Properties were acquired by the Company at par and consisted of two series. The Series A bond has a par value of $14.7 million and bears interest at an annual rate of 7.0%. The Series B bond has a par value of $3.6 million and bears interest at an annual interest rate of 10.0%. Both series of bonds mature in June 2050. The Company had previously acquired a 99% interest in the Ohio Properties as part of its strategy of acquiring existing multifamily apartment properties that it expects will be partially financed with new tax-exempt mortgage bonds at the time the properties become eligible for the issuance of additional low-income housing tax credits. In addition to the new tax-exempt bonds acquired by the Company, the plan of financing for the acquisition included other subordinated debt issued by the Company. The new owners ultimately plan to sell limited partnership interests in the properties and syndicate LIHTCs as part of the overall plan of finance. The new owners have not contributed any capital to the transaction and the Company has effectively provided 100% of the capital structure to the new owners as part of the sale transaction. Pursuant to the guidance on property, plant, and equipment for real estate sales, the sale and restructure does not meet the criteria for derecognition of the properties or full accrual accounting for the gain. treatment as a sale. The guidance requires sufficient equity capital as part of a sales transaction to indicate a commitment from the buyer (typically a minimum of 3 to 5% investment by the new owners). As the buyer has no equity capital in this transaction and the property operations are the current support for the debt service, the Company, in substance, remains the owner for accounting purposes. As such, the Company will continue to consolidate the Ohio Properties as if the sale was not completed. Under the sales agreement, the Ohio properties were sold for a total purchase price of $16.2 million. Cash received by the selling limited partnerships as part of the sale transaction represents a gain on the sale transaction of approximately $1.8 million. The properties will continue to be presented as MF Properties and no gain will be recognized until such time as the transaction meets the criteria for derecognition of the properties and gain recognition can be accounted for as a sale.

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

On January 1, 2010, the Partnership determined that eight of the entities financed by tax-exempt bonds owned by the Partnership were held by VIEs.  These VIEs are Ashley Square, Bent Tree, Cross Creek, Fairmont Oaks, Iona Lakes, Lake Forest, Residences at DeCordova ("DeCordova") and Residences at Weatherford ("Weatherford").

During the fourth quarter of 2010, the Partnership began foreclosure proceedings related to the DeCordova and Weatherford properties. The foreclosure on these entities, replacing the ownership with a Partnership subsidiary, was completed in February 2011. The bonds are no longer in existence and the properties are reported as part of the MF Property portfolio (Note 5.) These two properties no longer meet the criteria as VIEs, therefore the Partnership currently has six VIEs.

At March 31, 2011 the Partnership determined it is the primary beneficiary of four of these VIEs; Bent Tree, Fairmont Oaks, Iona Lakes and Lake Forest and has continued to consolidate these entities.  During 2010, the Partnership determined and reported six properties as Consolidated VIEs: Bent Tree, DeCordova, Fairmont Oaks, Iona Lakes, Lake Forest, and Weatherford.

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

Consolidated VIEs

In January 2011 the Partnership determined it was the primary beneficiary of the the following properties: Bent Tree, Fairmont Oaks, Iona Lakes, Lake Forest, DeCordova and Weatherford and reported these as Consolidated VIEs.  Once the foreclosure noted above was completed, only four properties meet the primary beneficiary criteria, Bent Tree, Fairmont Oaks, Iona Lakes, and Lake Forest. The capital structure of each of these VIEs consists of senior debt, subordinated debt and equity capital.  The senior debt is in the form of a tax-exempt multifamily housing mortgage revenue bond and accounts for the majority of the VIEs' total capital. As the bondholder, the Partnership is entitled to principal and interest payments and has certain protective rights as established by the bond documents.  The equity ownership of three of these entities, Bent Tree, Fairmont Oaks, and Lake Forest, is ultimately held by corporations which are owned by four individuals, three of which are related parties.

The Iona Lakes Consolidated VIE has entered into a merger agreement with Agape Iona Lakes Inc ("AIL"), a Florida not-for-profit affiliated with American Agape Foundation ("AAF"), whereby Iona Lakes will be merged into AIL and AIL will be the surviving entity. This transaction is pending and is subject to a contingency to the merger under which AIL and AAF must obtain a tax abatement by July 31, 2011. If the tax abatement is not obtained the merger will not be completed. The Partnership will monitor and re-evaluate this pending transaction as circumstances change. Should the merger be completed the Partnership will re-evaluate the this entity pursuant to the applicable consolidation guidance.

Additionally, each of these properties is managed by an affiliate of the Partnership, America First Properties Management Company, LLC (“Properties Management”) which is an affiliate of Burlington. After the February 2011 foreclosure of DeCordova and Weatherford which replaced the ownership with a Partnership subsidiary, these entities are no longer reported as Consolidated VIEs, but are reported as MF Properties (Note 5).

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

Non-Consolidated VIEs

As a result of adopting the new accounting guidance in 2010, we deconsolidated two entities, the Ashley Square and Cross Creek VIEs.  In determining the primary beneficiary of these VIEs, the Partnership considered the activities of each VIE which most significantly impact the VIEs' economic performance, who has the power to control such activities, the risks which the entities were designed to create, the variability associated with those risks and the interests which absorb such variability.  The significant activities of the VIE that impact the economic performance of the entity include leasing and maintaining apartments, determining if the property is to be sold, decisions relating to debt refinancing, the selection of or replacement of the property manager and the approval of the operating and capital budgets.  As discussed below, while the capital structures of these VIEs resulted in the Partnership holding a majority of the variable interests in these VIEs, the Partnership determined it does not have the power to direct the activities of these VIEs that most significantly impact the VIEs’ economic performance and, as a result, is not the primary beneficiary of these VIEs.

Ashley Square –  Ashley Square Housing Cooperative acquired the ownership of the Ashley Square apartments in December 2008 from Ashley Square LLC through a warranty deed of transfer and an assumption of debt.  This transfer of ownership constitutes a reconsideration event as outlined in the consolidation guidance which triggers a re-evaluation of the holders of variable interests to determine the primary beneficiary of the VIE.  The capital structure of the VIE consists of senior debt, subordinated loans and equity capital.  The senior debt is in the form of tax-exempt mortgage revenue bonds that are 100% owned by the Partnership and account for the majority of the VIE’s total capital.  As the bondholder, the Partnership is entitled to principal and interest payments and has certain protective rights as established by the bond documents.  The VIE is organized as a housing cooperative and the 99% equity owner of this VIE is The Foundation for Affordable Housing (“FAH”), an unaffiliated Nebraska non-profit organization.  Additionally, this property is managed by Properties Management.

Cross Creek –  Cross Creek Apartments Holdings LLC is the owner of the Cross Creek Apartments.  On January 1, 2010, Cross Creek Apartment Holdings LLC entered into a new operating agreement and admitted three new members.  These new members committed approximately $2.2 million of capital payable in three installments including $563,000 on January 1, 2010.  The new operating agreement and admission of new owner members constitutes a reconsideration event as outlined in the consolidation guidance which triggers a re-evaluation of the holders of variable interests to determine the primary beneficiary of the VIE.  The capital structure of the VIE consists of senior debt, subordinated loans and equity capital at risk.  The senior debt is in the form of tax-exempt mortgage revenue bonds that are 100% owned by the Partnership and account for the majority of the VIE’s total capital.  As the bondholder, the Partnership is entitled to principal and interest payments and has certain protective rights as established by the bond documents.  The three newly admitted members of this VIE are each unaffiliated with the Partnership and have contributed significant equity capital to the VIE.  These members collectively control a 99% interest in the VIE.  The other 1% member of this VIE is FAH, which is also unaffiliated with the Partnership.  Additionally, this property is managed by Properties Management.

The following tables presents information regarding the carrying value and classification of the assets held by the Partnership as of March 31, 2011, which constitute a variable interest in Ashley Square and Cross Creek.

	Balance Sheet Classification	Carrying Value	Maximum Exposure to Loss
Ashley Square Apartments
Tax Exempt Mortgage Revenue Bond	Bond Investment	$5,134,442	$5,344,000
Property Loan	Other Asset	1,190,000	5,899,306
		$6,324,442	$11,243,306
Cross Creek Apartments
Tax Exempt Mortgage Revenue Bond	Bond Investment	$7,360,161	$5,926,132
Property Loans	Other Asset	3,297,754	3,297,754
		$10,657,915	$9,223,886

The tax exempt mortgage revenue bonds are classified on the balance sheet as available for sale investments and are carried at fair value while property loans are presented on the balance sheet as other assets and are carried at the unpaid principal and interest less any loan loss reserves.  See Footnote 4 for additional information regarding the bonds and Footnote 6 for additional information regarding the property loans.  The maximum exposure to loss for the bonds is equal to the unpaid principal balance as of March 31, 2011.  The difference between the carrying value and the maximum exposure to loss is a function of the fair value of the bond.  The maximum exposure to loss for the property loans is equal to the unpaid principal and interest.  The difference between the carrying value and the maximum exposure is the value of loss reserves that have been previously recorded against the outstanding loan balances.

The following tables present the effects of the consolidation of the Consolidated VIEs on the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

Condensed Consolidating Balance Sheets as of March 31, 2011 and December 31, 2010:

	Partnership as of March 31, 2011	Consolidated VIEs as of March 31, 2011	Consolidation -Elimination as of March 31, 2011	Total as of March 31, 2011
Assets
Cash and cash equivalents	$13,236,407	$90,478	$—	$13,326,885
Restricted cash	20,352,717	1,995,215	—	22,347,932
Interest receivable	11,747,200	—	(5,853,172)	5,894,028
Tax-exempt mortgage revenue bonds held in trust, at fair value	109,655,763	—	(22,645,075)	87,010,688
Tax-exempt mortgage revenue bonds, at fair value	36,085,633		(15,168,757)	20,916,876
Real estate assets:
Land	9,484,734	5,150,044	—	14,634,778
Buildings and improvements	63,076,701	48,818,283	—	111,894,984
Real estate assets before accumulated depreciation	72,561,435	53,968,327	—	126,529,762
Accumulated depreciation	(5,941,838)	(18,588,601)	—	(24,530,439)
Net real estate assets	66,619,597	35,379,726	—	101,999,323
Other assets	33,006,234	1,267,446	(17,112,799)	17,160,881
Total Assets	$290,703,551	$38,732,865	$(60,779,803)	$268,656,613

Liabilities
Accounts payable, accrued expenses and other liabilities	$1,492,512	$37,515,773	$(36,195,132)	$2,813,153
Distribution payable	3,803,399	—	—	3,803,399
Debt financing	105,494,584	—	—	105,494,584
Mortgage payable	28,100,519	40,475,000	(40,475,000)	28,100,519
Total Liabilities	138,891,014	77,990,773	(76,670,132)	140,211,655
Partners' Capital
General Partner	(275,414)	—	—	(275,414)
Beneficial Unit Certificate holders	152,047,216	—	9,858,219	161,905,435
Unallocated deficit of Consolidated VIEs	—	(39,257,908)	6,032,110	(33,225,798)
Total Partners' Capital	151,771,802	(39,257,908)	15,890,329	128,404,223
Noncontrolling interest	40,735	—	—	40,735
Total Capital	151,812,537	(39,257,908)	15,890,329	128,444,958
Total Liabilities and Partners' Capital	$290,703,551	$38,732,865	$(60,779,803)	$268,656,613

	Partnership as of December 31, 2010	Consolidated VIEs as of December 31, 2010	Consolidation -Elimination as of December 31, 2010	Total as of December 31, 2010
Assets
Cash and cash equivalents	$13,095,306	$181,742	$—	$13,277,048
Restricted cash	21,259,931	3,992,825	—	25,252,756
Interest receivable	10,154,676	—	(5,484,494)	4,670,182
Tax-exempt mortgage revenue bonds held in trust, at fair value	95,400,690	—	(21,949,211)	73,451,479
Tax-exempt mortgage revenue bonds, at fair value	47,956,608	—	(20,841,444)	27,115,164
Real estate assets:
Land	6,736,351	6,210,480	—	12,946,831
Buildings and improvements	37,780,446	54,022,248	—	91,802,694
Real estate assets before accumulated depreciation	44,516,797	60,232,728	—	104,749,525
Accumulated depreciation	(5,229,598)	(18,237,507)	—	(23,467,105)
Net real estate assets	39,287,199	41,995,221	—	81,282,420
Other assets	33,078,415	1,334,439	(17,854,654)	16,558,200
Total Assets	$260,232,825	$47,504,227	$(66,129,803)	$241,607,249

Liabilities
Accounts payable, accrued expenses and other	1,580,642	39,069,063	(37,121,402)	3,528,303
Distribution payable	3,803,399	—	—	3,803,399
Debt financing	95,608,000	—	—	95,608,000
Mortgage payable	10,645,982	50,071,000	(50,071,000)	10,645,982
Total Liabilities	111,638,023	89,140,063	(87,192,402)	113,585,684
Partners' Capital
General Partner	(280,629)	—	—	(280,629)
Beneficial Unit Certificate holders	149,016,757	—	12,372,432	161,389,189
Unallocated deficit of Consolidated VIEs	—	(41,635,836)	8,690,167	(32,945,669)
Total Partners' Capital	148,736,128	(41,635,836)	21,062,599	128,162,891
Noncontrolling interest	(141,326)	—	—	(141,326)
Total Capital	148,594,802	(41,635,836)	21,062,599	128,021,565
Total Liabilities and Partners' Capital	$260,232,825	$47,504,227	$(66,129,803)	$241,607,249

Condensed Consolidating Statements of Operations for the three months ended March 31, 2011 and 2010:

	Partnership For the Three Months Ended March 31, 2011	Consolidated VIEs For the Three Months Ended March 31, 2011	Consolidation -Elimination For the Three Months Ended March 31, 2011	Total For the Three Months Ended March 31, 2011
Revenues:
Property revenues	$1,944,335	$1,886,238	$—	$3,830,573
Mortgage revenue bond investment income	2,904,674	—	(683,761)	2,220,913
Other income	146,373	3,416,838	(3,311,850)	251,361
Total Revenues	4,995,382	5,303,076	(3,995,611)	6,302,847
Expenses:
Real estate operating (exclusive of items shown below)	1,182,603	1,056,124	—	2,238,727
Depreciation and amortization	694,095	544,726	(13,256)	1,225,565
Interest	825,725	1,324,298	(1,324,298)	825,725
General and administrative	641,595	—	—	641,595
Total Expenses	3,344,018	2,925,148	(1,337,554)	4,931,612
Net income (loss)	1,651,364	2,377,928	(2,658,057)	1,371,235
Less: net gain attributable to noncontrolling interest	(182,061)	—	—	(182,061)
Net income (loss) - America First Tax Exempt Investors, L. P.	$1,469,303	$2,377,928	$(2,658,057)	$1,189,174

	Partnership For the Three Months Ended March 31, 2010	Consolidated VIEs For the Three Months Ended March 31, 2010	Consolidation -Elimination For the Three Months Ended March 31, 2010	Total For the Three Months Ended March 31, 2010
Revenues:
Property revenues	$1,753,591	$1,767,902	$—	$3,521,493
Mortgage revenue bond investment income	2,296,285	—	(815,714)	1,480,571
Oher income	96,932	—	—	96,932
Total Revenues	4,146,808	1,767,902	(815,714)	5,098,996
Expenses:
Real estate operating (exclusive of items shown below)	959,702	1,096,072	—	2,055,774
Depreciation and amortization	668,858	541,415	(13,256)	1,197,017
Interest	973,002	1,364,637	(1,345,519)	992,120
General and administrative	508,235	—	—	508,235
Total Expenses	3,109,797	3,002,124	(1,358,775)	4,753,146
Net income (loss)	1,037,011	(1,234,222)	543,061	345,850
Less: net loss attributable to noncontrolling interest	1,542	—	—	1,542
Net income (loss) - America First Tax Exempt Investors, L. P.	$1,038,553	$(1,234,222)	$543,061	$347,392

4.  Investments in Tax-Exempt Bonds

The tax-exempt mortgage revenue bonds owned by the Company have been issued to provide construction and/or permanent financing of multifamily residential properties and do not include the tax-exempt bonds issued with respect to properties owned by Consolidated VIEs or the Ohio Properties presented as MF Properties (Note 5). The Company had the following investments in tax-exempt mortgage revenue bonds as of dates shown:

	March 31, 2011
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Ashley Square (1)	$5,344,000	$—	$(209,558)	$5,134,442
Autumn Pines (2)	12,344,647	—	(793,382)	11,551,265
Bella Vista (1)	6,695,000	—	(931,810)	5,763,190
Bridle Ridge (1)	7,840,000	—	(994,818)	6,845,182
Brookstone (1)	7,423,421	494,537	—	7,917,958
Cross Creek (1)	5,926,132	1,434,029	—	7,360,161
Lost Creek (1)	15,959,317	805,383	—	16,764,700
Runnymede (1)	10,755,000	—	(1,360,507)	9,394,493
Southpark (1)	11,960,464	494,442	—	12,454,906
Woodlynn Village (1)	4,522,000	—	(697,609)	3,824,391
Tax-exempt mortgage revenue bonds held in trust	$88,769,981	$3,228,391	$(4,987,684)	$87,010,688

	March 31, 2011
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Briarwood Manor	4,495,141	149,508	—	4,644,649
Clarkson College	5,811,667	—	(747,793)	5,063,874
Woodland Park	15,662,000	—	(4,453,647)	11,208,353
Tax-exempt mortgage revenue bonds	$25,968,808	$149,508	$(5,201,440)	$20,916,876

	December 31, 2010
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gains	Unrealized Loss	Estimated Fair Value
Ashley Square (1)	$5,356,000	$—	$(643,813)	$4,712,187
Bella Vista (1)	6,695,000	—	(1,044,554)	5,650,446
Bridle Ridge (1)	7,865,000	—	(1,342,509)	6,522,491
Brookstone (1)	7,418,019	287,507	—	7,705,526
Cross Creek (1)	5,913,776	1,337,352	—	7,251,128
Lost Creek (1)	15,928,741	516,094	—	16,444,835
Runnymede (1)	10,755,000	—	(1,545,327)	9,209,673
Southpark (1)	11,940,458	264,143	—	12,204,601
Woodlynn Village (1)	4,522,000	—	(771,408)	3,750,592
Tax-exempt mortgage revenue bonds held in trust	$76,393,994	$2,405,096	$(5,347,611)	$73,451,479

	December 31, 2010
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Autumn Pines	$12,334,247	$—	$(1,244,227)	$11,090,020
Clarkson College	5,836,667	—	(821,753)	5,014,914
Woodland Park	15,662,000	—	(4,651,770)	11,010,230
Tax-exempt mortgage revenue bonds	$33,832,914	$—	$(6,717,750)	$27,115,164

(1) Bonds owned by ATAX TEBS I, LLC, Note 7
(2) Bond held by Duetsche Bank in a secured financing transaction, Note 7

Valuation - As all of the Company’s investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  Due to the limited market for the tax-exempt bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the bonds.  There is no active trading market for the bonds and price quotes for the bonds are not generally available.  As of March 31, 2011, all of the Company’s tax-exempt mortgage revenue bonds were valued using discounted cash flow and yield to maturity analyses performed by management.  Management’s valuation encompasses judgment in its application.  The key assumption in management’s yield to maturity analysis is the range of effective yields on the individual bonds.  At March 31, 2011, the range of effective yields on the individual bonds was 6.7% to 8.6%.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these bonds.  Assuming an immediate 10 percent adverse change in the key assumption, the effective yields on the individual bonds would increase to a range of 7.3% to 9.4% and would result in additional unrealized losses on the bond portfolio of approximately $8.8 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  Pricing services, broker quotes and management’s analyses provide indicative pricing only.

Unrealized gains or losses on these tax-exempt bonds are recorded in accumulated other comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. As of March 31, 2011, all of the current bond investments except the Ashley Square, Briarwood Manor, Brookstone, Cross Creek, Lost Creek, and South Park investments have been in an unrealized loss position for greater than twelve months.  The Company has reviewed each of its mortgage revenue bonds for impairment. Based upon this evaluation, the current unrealized losses on the bonds are considered to be temporary.  Valuations have improved during the first quarter of 2011. If the credit and capital markets would deteriorate, the Company experiences deterioration in the values of its investment portfolio or if the Company’s intent and ability to hold certain bonds changes, the Company may incur impairments to its investment portfolio which could negatively impact the Company’s financial condition, cash flows, and reported earnings.

In February 2011, the Partnership acquired the tax-exempt mortgage revenue bond for a 100 unit multifamily apartment complex located in Montclair, California known as Briarwood Manor Apartments for approximately $4.5 million which represented 100% of the bond issuance. The bond's approximate outstanding par value is $5.5 million and earns interest at an annual rate of 5.3% with a monthly interest and principal payment and stated maturity date of June 1, 2038. Based on the purchase price discount, the bond will yield approximately 7.0% to the Partnership. The bond does not provide for contingent interest. The Company has determined that the entity which owns Briarwood Manor does not meet the definition of a VIE and, accordingly, its financial statements are not consolidated into the consolidated financial statements of the Company.

The Partnership previously identified three tax-exempt mortgage revenue bonds for which certain actions may be necessary to protect the Partnership’s position as a secured bondholder and lender. These bonds are Woodland Park, DeCordova and Weatherford.  The Partnership foreclosed on the bonds secured by DeCordova and Weatherford in February 2011 and one of the Partnership's subsidiaries took full ownership of these two properties. These properties are now classified and presented as MF Properties of the Company as discussed in Note 5.  The following is a discussion of the circumstances related to the Woodland Park property.

Woodland Park. Woodland Park was completed in November 2008, but remains in its initial lease-up phase and has not yet reached stabilization which is defined in the bond documents as the generation of a 1.15:1 debt service coverage ratio for six straight months. Additionally, there were insufficient funds on deposit with the bond trustee to make the debt service payment of approximately $452,000 on the bonds which was due on May 3, 2010 and the property owner did not provide additional capital to fund the shortfall. As a result, a payment default on the bonds has occurred. In order to protect its investment, the Partnership has issued a formal notice of default through the bond trustee and has started the foreclosure process. The foreclosure process is expected to take several months to complete. The Partnership would expect to remove and replace the general and limited partners of the property owner through foreclosure. This action would allow a new property owner to re-syndicate the LIHTCs associated with this property. If these LIHTCs can be successfully re-syndicated, it will provide additional capital to the project which can be used to support debt service payments on the tax-exempt mortgage revenue bonds until property operations improve to the point that sufficient cash is generated to pay any past due amounts on the bonds as well as ongoing debt service. If the re-syndication of LIHTCs is not successful, the Partnership may pursue other options including making additional taxable loans to the property or completing the foreclosure process and taking direct ownership of the property. The Partnership believes that the most significant issue in the slow lease-up of the property and its failure to achieve stabilization has been the 100% set aside of the rental units for tenants that make less than 60% of the area median income. At the request of the Partnership, in April 2010, the property owner reduced the number of units set aside for affordable tenants to 75% and began leasing 59 units to market rate tenants. Additionally, the property owner has agreed that, if needed to stabilize the property, it would further reduce the units set aside for affordable tenants to 60% thereby making an additional 35 units available to market rate tenants. As of December 31, 2010, the property had 190 units leased out of total available units of 236, or 81% physical occupancy. As of March 31, 2011, occupancy has increased to 199 units, or 84% physical occupancy, and an additional four leases are pending. Based on the level of leasing activity resulting from the change in the mix of affordable and market rate tenants, the Partnership continues to believe that Woodland is capable of reaching stabilization.

In June 2010, the Company completed a sales transaction whereby four of the MF Properties, Ohio Properties, were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity. The Company acquired 100% of the $18.3 million tax-exempt mortgage revenue bonds issued by the Ohio Housing Finance Agency as part of a plan of financing for the acquisition and rehabilitation of the Ohio Properties. The tax-exempt mortgage bonds secured by the Ohio Properties were acquired by the Company at par and consisted of two series. The Series A bond has a par value of $14.7 million and bears interest at an annual rate of 7.0%. The Series B bond has a par value of $3.6 million and bears interest at an annual interest rate of 10.0%. Both series of bonds mature in June 2050. The guidance requires sufficient equity capital as part of a sales transaction to indicate a commitment from the buyer (typically a minimum of 3 to 5% investment by the new owners). As the buyer has no equity capital in this transaction and the property operations are the current support for the debt service, the Company, in substance, remains the owner for accounting purposes. As such, the Company will continue to consolidate the Ohio Properties as if the sale was not completed and the bonds are eliminated upon consolidation. (Note 2).

5.  Real Estate Assets

MF Properties

To facilitate its investment strategy of acquiring additional tax-exempt mortgage bonds secured by MF Properties, the Company has acquired through its various subsidiaries 99% limited partner positions in five limited partnerships and 100% member positions in three limited liability companies that own the MF Properties.  The financial statements of these properties are consolidated with those of the Company.  The general partners of these partnerships are unaffiliated parties and their 1% ownership interest in these limited partnerships is reflected in the Company’s consolidated financial statements as non-controlling interests.  The Company expects each of these MF Properties to eventually be sold either to a not-for-profit entity or in connection with a syndication of LIHTCs. The Company expects to purchase tax-exempt mortgage revenue bonds issued by the new property owners as part of the restructuring.

Recent Transactions

On March 31, 2011 the Partnership purchased The Arboretum on Farnam Drive ("Arboretum"), a 145 unit independent senior living facility located in Omaha, Nebraska, for approximately $20.0 million plus transaction expenses of approximately $449,000. The purchase price was funded through a conventional mortgage of $17.5 million and cash on hand. The mortgage payable is with Omaha State Bank, carries a 5.25% fixed rate and matures on March 31, 2014. The Partnership intends to restructure the property operations by shifting from an entrance fee rental income model utilized by the prior ownership to a current market rent model. Upon lease-up and stabilization of the property, projected to occur within the next 12 months, the Partnership expects to sell the property to a 501(c)3 not-for-profit entity and acquire tax-exempt mortgage revenue bonds collateralized by the property.

In February 2011 the Partnership foreclosed on the bonds secured by DeCordova and Weatherford and one of the Partnership's subsidiaries took 100% ownership interest in these limited liability companies. Both properties are reported as MF Properties. The following is a discussion of the circumstances related to the DeCordova and Weatherford properties.

Residences at DeCordova. This property is a senior (55+) affordable housing project located in Granbury, Texas in the Dallas-Fort Worth area.  As of March 31, 2011, the property had 70 units leased out of total available units of 76, or approximately 92% physical occupancy. As of December 31, 2010, the property had 65 units leased out of total available units of 76, or 86% physical occupancy.  At this time the Partnership expects to operate the property as a market rate rental property for the next 12 months when it will evaluate its options in order to recoup its investment.

Residences at Weatherford. Residences at Weatherford are currently under construction and will contain 76 units upon completion. This property is a senior (55+) affordable housing project located in Weatherford, Texas in the Dallas-Fort Worth area. The vertical construction of this property has begun and on March 31, 2011 was approximately 30% complete. The expected completion date is January, 2012. The Partnership intends to fund the construction and stabilization of the property. Further, the Partnership expects to operate the property as a market rate property and will evaluate its options in order to recoup its investment.

In June 2010, the Company completed a sales transaction whereby four of the MF Properties were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity. As the buyer has no equity capital in this transaction and the property operations are the current support for the debt service, the Company, in substance, remains the owner for accounting purposes. As such, the Company will continue to consolidate the Ohio Properties as if the sale was not completed. The properties will continue to be presented as MF Properties and no gain will be recognized until such time as the transaction meets the criteria for derecognition of the properties and gain recognition can be accounted for as a sale. (Note 2).

MF Properties
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at March 31, 2011
Arboretum	Omaha, NE	145	$1,696,344	$18,334,706	$20,031,050
Eagle Ridge	Erlanger, KY	64	290,763	2,462,918	2,753,681
Meadowview	Highland Heights, KY	118	688,539	5,019,530	5,708,069
Churchland	Chesapeake, VA	124	1,171,146	6,366,175	7,537,321
Glynn Place	Brunswick, GA	128	743,996	4,644,574	5,388,570
Greens of Pine Glen	Durham, NC	168	1,744,760	5,223,796	6,968,556
Residences of DeCordova	Granbury, TX	76	527,436	4,821,912	5,349,348
Residences of Weatherford	Weatherford, TX	76	533,000	1,412,797	1,945,797
					55,682,392
Less accumulated depreciation (depreciation expense of approximately $400,000 in 2011)					(3,646,088)
Balance at March 31, 2011					$52,036,304

MF Properties Subject to Sales Agreement
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at March 31, 2011
Crescent Village	Cincinnati, OH	90	$353,117	$4,732,086	$5,085,203
Willow Bend	Hilliard, OH	92	580,130	3,135,709	3,715,839
Postwoods	Reynoldsburg, OH	180	1,148,504	6,929,497	8,078,001
					16,879,043
Less accumulated depreciation (depreciation expense of approximately $200,000 in 2011)					(2,295,750)
Balance at March 31, 2011					$14,583,293

MF Properties
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2010
Eagle Ridge	Erlanger, KY	64	$290,763	$2,459,077	$2,749,840
Meadowview	Highland Heights, KY	118	703,936	5,010,028	5,713,964
Churchland	Chesapeake, VA	124	1,171,146	6,358,531	7,529,677
Glynn Place	Brunswick, GA	128	743,996	4,636,281	5,380,277
Greens of Pine Glen	Durham, NC	168	1,744,760	5,211,465	6,956,225
					28,329,983
Less accumulated depreciation (depreciation expense of approximately $1.3 million in 2010)					(3,100,512)
Balance at December 31, 2010					$25,229,471

MF Properties Subject to Sales Agreement
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2010
Crescent Village	Cincinnati, OH	90	353,117	4,395,937	$4,749,054
Willow Bend	Hilliard, OH	92	580,130	3,070,386	3,650,516
Postwoods	Reynoldsburg, OH	180	1,148,504	6,638,740	7,787,244
					16,186,814
Less accumulated depreciation (depreciation expense of approximately $600,000 in 2010)					(2,129,086)
Balance at December 31, 2010					$14,057,728

Consoldidated VIE Properties

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

The Company consolidated the following properties owned by Consolidated VIEs in continuing operations as of March 31, 2011 and December 31, 2010:

Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at March 31, 2011
Bent Tree Apartments	Columbia, SC	232	$986,000	$11,615,957	$12,601,957
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,486,299	9,336,699
Iona Lakes Apartments	Ft. Myers, FL	350	1,900,000	17,587,223	19,487,223
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	11,145,648	12,542,448
					53,968,327
Less accumulated depreciation (depreciation expense of approximately $533,000 in 2011)					(18,588,601)
					$35,379,726
Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2010
Bent Tree Apartments	Columbia, SC	232	$986,000	$11,598,081	$12,584,081
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,431,601	9,282,001
Residences at DeCordova	Granbury, TX	76	527,436	4,761,552	5,288,988
Residences at Weatherford	Weatherford, TX	76	533,000	602,996	1,135,996
Iona Lakes Apartments	Ft. Myers, FL	350	1,900,000	17,508,844	19,408,844
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	11,136,018	12,532,818
					60,232,728
Less accumulated depreciation (depreciation expense of approximately $2.2 million in 2010)					(18,237,507)
					$41,995,221

6. Other Assets

The Company had the following Other Assets as of dates shown:

	March 31, 2011	December 31, 2010
Property loans receivable	$16,652,832	$16,465,960
Less: Allowance for property loans	(10,213,281)	(9,899,749)
Judgment receivable	710,690	710,690
Less: Allowance for judgment receivable	(700,000)	(700,000)
Deferred financing costs - net	4,106,300	4,040,735
Fair value of derivative contracts	3,174,237	3,406,791
Other assets	3,430,103	2,533,773
Total Other Assets	$17,160,881	$16,558,200

In addition to the tax-exempt mortgage revenue bonds held by the Company, taxable property loans have been made to the owners of the properties which secure the bonds and are reported as Other Assets, net of allowance.  The Company periodically, or as changes in circumstances or operations dictate, evaluates such taxable loans for impairment.  The value of the underlying property assets is ultimately the most relevant measure of value to support the taxable loan values.  The Company utilizes a discounted cash flow model in estimating a property fair value.  A number of different discounted cash flow models containing varying assumptions are considered.   The various models may assume multiple revenue and expense scenarios, various capitalization rates and multiple discount rates.  Other information, such as independent appraisals, may be considered in estimating a property fair value.  If the estimated fair value of the property after deducting the amortized cost basis of any senior tax-exempt mortgage revenue bond exceeds the principal balance of the property loan then no potential loss is indicated and no allowance for property loans is needed. If the estimated fair value of the property after deducting the amortized cost basis of any senior tax-exempt mortgage revenue bond exceeds the principle balance of the property loan then no potential loss is indicated and no allowance for loan loss is needed. In estimating the property valuation, the most significant assumptions utilized in the discounted cash flow model remained the same as discussed in the Form 10-K. There have been no changes during the first quarter 2011 that would require changes to the assumptions.

During the first quarter of 2011, the Partnership loaned Foundation for Affordable Housing an approximate $73,000 and loaned Cross Creek an additional $114,000. Approximately $120,000 of accrued interest on the Foundation for Affordable Housing taxable loan is included in the quarter's consolidated income statement. Approximately $190,000 of first quarter accrued interest on the Cross Creek taxable loan was included in the allowance.

The following is a summary of the taxable loans, accrued interest and allowance on the amounts due at March 31, 2011 and December 31, 2010, respectively:

	March 31, 2011
	Outstanding Balance	Accrued Interest	Allowance	Net Taxable Loans
Foundation for Affordable Housing	$4,450,147	$517,170	$—	$4,967,317
Ashley Square	4,786,342	1,112,964	(4,709,306)	1,190,000
Woodland Park	914,116	75,816	(989,932)	—
Cross Creek	6,502,227	1,309,570	(4,514,043)	3,297,754
	$16,652,832	$3,015,520	$(10,213,281)	$9,455,071

	December 31, 2010
	Outstanding Balance	Accrued Interest	Allowance	Net Taxable Loans
Foundation for Affordable Housing	$4,377,275	$397,110	$—	$4,774,385
Ashley Square	4,786,342	1,018,634	(4,614,976)	1,190,000
Woodland Park	914,116	46,983	(961,099)	—
Cross Creek	6,388,227	1,119,201	(4,323,674)	3,183,754
	$16,465,960	$2,581,928	$(9,899,749)	$9,148,139

7.  Debt Financing

In March 2011, the Partnership entered into a sale and repurchase transaction with Deutsche Bank related to the Autumn Pines tax-exempt mortgage revenue bond. The transaction is structured such that Deutsche Bank purchased the Autumn Pines bond for $10.0 million plus accrued interest on March 31, 2011 and the Partnership will repurchase the Autumn Pines bond on June 30, 2011 for $10.0 million plus accrued interest. This transaction is a secured financing arrangement and is reflected as such in the financial statements. The proceeds of this structured financing were utilized to enable the Partnership to complete the recent investments in the Briarwood Manor tax-exempt bond and the Arboretum MF Property.

During 2010, the Partnership and its Consolidated Subsidiary ATAX TEBS I, LLC, entered into a number of agreements relating to a long-term debt financing facility provided through the securitization of thirteen tax-exempt mortgage revenue bonds owned by the ATAX TEBS I, LLC (the “Sponsor”) pursuant to the TEBS Financing.  The TEBS Financing essentially provides the Company with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term tax-exempt rates (Note 4)

The gross proceeds from TEBS Financing were approximately $95.8 million.  After the payment of transaction expenses, the Company received net proceeds from the TEBS Financing of approximately $90.4 million.  The Company applied approximately $49.5 million of these net proceeds to repay the entire outstanding principal of, and accrued interest on, its secured term loan from Bank of America.

The Class A TEBS Certificates were issued in an initial principal amount of $95.8 million and were sold through a placement agent to unaffiliated investors.  The holders of the Class A TEBS Certificates are entitled to receive regular payments of interest from Freddie Mac at a variable rate which resets periodically based on the weekly Securities Industry and Financial Markets Association (“SIFMA”) floating index rate plus certain credit, facility, remarketing and servicing fees (the “Facility Fees”).  As of closing, the SIFMA rate was equal to 0.25% and the total Facility Fees were 1.9%, resulting in a total initial cost of borrowing of 2.15%.  As of March 31, 2011 and December 31, 2010, the SIFMA rate was equal to 0.25% and 0.34%, respectively, resulting in a total cost of borrowing of 2.15% and 2.24%, respectively.

The Company’s Debt Financing as of March 31, 2011, contractually matures over the next five years and thereafter as follows:

2011	$10,561,584
2012	945,000
2013	1,009,000
2014	1,083,000
Thereafter	91,896,000
Total	$105,494,584

8.  Mortgages Payable

The Company reports the mortgage loans secured by certain MF Properties on its consolidated financial statements as Mortgages payable.  As of March 31, 2011, outstanding mortgage loans totaled approximately $28.1 million.   As of December 31, 2010, outstanding mortgage loans totaled approximately $10.6 million.

On March 31, 2011 the Company purchased Arboretum, an independent senior living facility in Omaha, Nebraska. A portion of the purchase price was financed with approximately $17.5 million mortgage payable with Omaha State Bank. This mortgage carries a 5.25% fixed rate and matures on March 31, 2014.

The Company’s mortgages payable as of March 31, 2011 contractually mature over the next five years and thereafter as follows:

2011	$4,444,857
2012	126,220
2013	6,029,442
2014	17,500,000
Thereafter	—
Total	$28,100,519

9.  Transactions with Related Parties

The general partner of the Partnership, AFCA 2, is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its tax-exempt mortgage revenue bonds, taxable loans collateralized by real property, and other tax-exempt investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. For the quarters ended March 31, 2011 and 2010, the Partnership paid administrative fees to AFCA 2 of approximately $201,000 and $94,500, respectively.  In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the tax-exempt mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these tax-exempt mortgage revenue bonds and totaled approximately $46,000 and $67,800 for the quarters ended March 31, 2011 and 2010, respectively.

AFCA 2 earned mortgage placement fees in connection with the acquisition of certain tax-exempt mortgage revenue bonds.  These mortgage placement fees were paid by the owners of the respective properties and, accordingly, have not been reflected in the accompanying condensed consolidated financial statements because these properties are not considered VIEs.  During the quarters ended March 31, 2011 and 2010, AFCA 2 earned mortgage placement fees of approximately $243,000 and $0, respectively.

An affiliate of AFCA 2, America First Properties Management Company, LLC (“Properties Management”), provides property management services for Ashley Square Apartments, Iona Lakes Apartments, Bent Tree Apartments, Lake Forest Apartments, Fairmont Oaks Apartments, Cross Creek, Clarkson College, Woodland Park, Residences at DeCordova, Eagle Ridge, Crescent Village, Meadowview, Willow Bend, Postwoods, Churchland, Glynn Place and Greens of Pine Glen.  Properties Management earned management fees of approximately $255,500 and $238,600 for the quarters ended March 31, 2011 and 2010, respectively, for the management of these properties.  These property management fees are not Partnership expenses, but are paid in each case by the owner of the multifamily apartment property.  However, for properties owned by entities treated as Consolidated VIEs and for MF Properties, the property management fees are reflected as real estate operating expenses on the Company’s consolidated financial statements.  The property management fees are paid out of the revenues generated by all properties financed by tax-exempt bonds and taxable mortgages prior to the payment of debt service on the Partnership’s tax-exempt revenue bonds and taxable loans.

The owners of the limited-purpose corporations which own four of the Consolidated VIEs held by the Company are employees of Burlington who are not involved in the operation or management of the Company and who are not executive officers or managers of Burlington.

10.  Interest Rate Derivative Agreements

As of March 31, 2011, the Company has four derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing and mortgages payable. The terms of the derivative agreements are as follows:

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

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $233,000 and $115,000 for the quarters ended March 31, 2011 and 2010, respectively.

11.  Segment Reporting

The Company consists of three reportable segments, Tax-Exempt Bond Investments, MF Properties, and Consolidated VIEs.  In addition to the three reportable segments, the Company also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

Tax-Exempt Bond Investments Segment

The Tax-Exempt Bond Investments segment consists of the Company’s portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  Such tax-exempt bonds are held as long-term investments.  The multifamily apartment properties financed by these tax-exempt bonds contain a total of 3,606 rental units.  As of March 31, 2011, the Company held sixteen tax-exempt bonds (secured by sixteen properties) not associated with Consolidated VIEs and four tax-exempt bonds associated with Consolidated VIEs.  Of these twenty tax-exempt bonds, six are owned directly by the Partnership, thirteen are owned by the Partnership's Consolidated Subsidiary, ATAX TEBS I, LLC, and one is held in trust by Deutsche Bank. Additionally, two of these bonds secured by the three Ohio Properties subject to a sales agreement (Note 2) are eliminated in consolidation on the Company's financial statements.

MF Properties Segment

The MF Properties segment consists of indirect equity interests in eleven multifamily apartment properties which are not currently financed by tax-exempt bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring.  In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties.  The Partnership's interests in its current MF Properties are not currently classified as Assets Held for Sale because the Partnership is not actively marketing them for sale, there is no definitive purchase agreement in existence that, under current guidance, can be recognized as a sale of real estate assets and, therefore, no sale is expected in the next twelve months.  As discussed above, the Ohio Properties are subject to a sales agreement (Note 2). During the time the Partnership holds an interest in a MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.  Any such cash distribution will contribute to the Partnership’s Cash Available for Distribution (“CAD”).

The Consolidated VIE Segment

The Consolidated VIE segment consists of multifamily apartment properties which are financed with tax-exempt bonds held by the Partnership, the assets, liabilities and operating results of which are consolidated with those of the Partnership as a result of consolidation guidance.  The tax-exempt bonds on these Consolidated VIE properties are eliminated from the Company’s financial statements as a result of such consolidation, however, such bonds are held as long-term investments by the Partnership which continues to be entitled to receive principal and interest payments on such bonds.  The Company does not actually own an equity position in the Consolidated VIEs or their underlying properties.  As of March 31, 2011, the Company consolidated four VIE multifamily apartment properties containing a total of 1,000 rental units. At December 31, 2010 and March 31, 2010, the Company consolidated six VIEs containing 1,152 rental units.

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

The following table details certain key financial information for the Company’s reportable segments for the quarters ended March 31, 2011 and 2010, and year ended December 31, 2010:

	For the Quarters Ended
	March 31, 2011	March 31, 2010
Total revenue
Tax-Exempt Bond Investments	$3,051,047	$2,393,217
MF Properties	1,944,335	1,753,591
Consolidated VIEs	5,303,076	1,767,902
Consolidation/eliminations	(3,995,611)	(815,714)
Total revenue	$6,302,847	$5,098,996

Interest expense
Tax-Exempt Bond Investments	$748,330	$539,784
MF Properties	77,395	433,218
Consolidated VIEs	1,324,298	1,364,637
Consolidation/eliminations	(1,324,298)	(1,345,519)
Total interest expense	$825,725	$992,120

Depreciation expense
Tax-Exempt Bond Investments	$—	$—
MF Properties	529,860	476,436
Consolidated VIEs	533,475	523,299
Consolidation/eliminations	—	—
Total depreciation expense	$1,063,335	$999,735

Net income (loss)
Tax-Exempt Bond Investments	$1,534,947	$1,191,317
MF Properties	(65,644)	(152,764)
Consolidated VIEs	2,377,928	(1,234,222)
Consolidation/eliminations	(2,658,057)	543,061
Net income - America First Tax Exempt Investors, L. P.	$1,189,174	$347,392

	March 31, 2011	December 31, 2010
Total assets
Tax-Exempt Bond Investments	$327,509,644	$316,922,744
MF Properties	59,450,490	43,979,530
Consolidated VIEs	38,732,865	47,504,227
Consolidation/eliminations	(157,036,386)	(166,799,252)
Total assets	$268,656,613	$241,607,249

Total partners' capital
Tax-Exempt Bond Investments	$193,147,437	$192,682,394
MF Properties	(5,038,314)	(3,882,221)
Consolidated VIEs	(39,257,908)	(41,635,836)
Consolidation/eliminations	(20,446,992)	(19,001,446)
Total partners' capital	$128,404,223	$128,162,891

12. Commitments and Contingencies

The Company, from time to time, may be subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are frequently covered by insurance. If it has been determined that a loss is probable to occur, the estimated amount of the loss is accrued in the consolidated financial statements. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s consolidated financial statements.

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

13.  Recently Issued Accounting Pronouncements

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

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU No. 2010-20 enhances the existing disclosure requirements providing more transparency of the allowance for loan losses and credit quality of financing receivables. The new disclosures that relate to information as of the end of a reporting period were effective for the first interim and annual reporting periods ending on or after December 15, 2010.  The new disclosures that relate to activity occurring during the reporting period will be effective for the first interim and annual periods beginning after December 15, 2010, or first quarter of fiscal 2011 and thereafter in the Company’s case.  The adoption of ASU 2010-20 impacted the disclosures in Note 6 but did affect financial position, results of operations, or cash flows.

14.   Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2011
Description	Assets/Liabilities at Fair Value	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$107,927,564	$—	$—	$107,927,564
Interest Rate Derivatives	3,174,237	—	—	3,174,237
Total Assets at Fair Value	$111,101,801	$—	$—	$111,101,801

		For Three Months Ended March 31, 2011
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2011		$100,566,643	$3,406,791	$103,973,434
Total gains (losses) (realized/unrealized)
Included in earnings		—	(232,554)	(232,554)
Included in other comprehensive income		2,849,040	—	2,849,040
Purchases		4,492,500	—	4,492,500
Settlements		19,381	—	19,381
Ending Balance March 31, 2011		$107,927,564	$3,174,237	$111,101,801
Total amount of losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of March 31, 2011		$—	$(232,554)	$(232,554)

		Fair Value Measurements at December 31, 2010
Description	Assets/Liabilities at Fair Value	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$100,566,643	$—	$—	$100,566,643
Interest Rate Derivatives	3,406,791	—	—	3,406,791
Total Assets at Fair Value	$103,973,434	$—	$—	$103,973,434

		For Three Months Ended March 31, 2010
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2010		$69,399,763	$140,507	$69,540,270
VIE deconsolidation		12,371,004	—	12,371,004
VIE consolidation		(9,539,000)	—	(9,539,000)
Total gains (losses) (realized/unrealized)
Included in earnings		—	(115,030)	(115,030)
Included in other comprehensive income		5,240,565	—	5,240,565
Settlements		(25,000)	—	(25,000)
Ending Balance March 31, 2010		$77,447,332	$25,477	$77,472,809
Total amount of losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of March 31, 2010		$—	$(115,030)	$(115,030)

Losses included in earnings for the period shown above are included in interest expense.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Management’s Discussion and Analysis, the “Partnership” refers to America First Tax Exempt Investors, L.P. and its Consolidated Subsidiaries which consist of:

•	ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing with Freddie Mac – and

•
Eight multifamily apartments ("MF Properties") are owned by various Partnership subsidiaries. Such subsidiaries hold a 99% limited partner interest in five limited partnerships and 100% member positions in three limited liability companies. Three apartment properties which are subject to a sales agreement and are also reported as MF Properties – Note 2.

The “Company” refers to the consolidated financial statements reported in this Form 10-Q which include the assets, liabilities and results of operations of the Partnership, its Consolidated Subsidiaries and four other consolidated entities in which the Partnership does not hold an ownership interest but which own multifamily apartment properties financed with tax-exempt bonds held by the Partnership and which are treated as variable interest entities ("VIEs") of which the Partnership has been determined to be the primary beneficiary (“Consolidated VIEs”).  All significant transactions and accounts between the Partnership and the VIEs have been eliminated in consolidation.

Critical Accounting Policies

The Company’s critical accounting policies are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Executive Summary

For the quarter ended March 31, 2011, the Company generated Net Income equal to approximately $1.2 million. This is compared to approximately $347,000 of Net Income reported for the quarter ended March 31, 2010. The principal reason for the higher net income during the first quarter 2011 was higher tax-exempt interest income related to additional bond holdings. The Company generated Cash Available for Distribution (“CAD”) of approximately $2.5 million and $1.8 million for the quarters ended March 31, 2011 and 2010, respectively.  See further discussion of CAD in this Management’s Discussion and Analysis on page 36.

The Partnership continued distributions during the first quarter of 2011 at an annual rate of $0.50 per BUC.  Although CAD generated in recent quarters has not been sufficient to fully fund distributions at this rate without utilizing the Partnership’s cash reserves to supplement the deficit, the General Partner believes that distributions at the current level are sustainable.  However, if the Partnership is unable to generate CAD at levels in excess of the annual distribution; such distribution amount may need to be reduced.

Although there have been positive economic signs recently, challenging economic conditions continue to exist in many of the markets in which apartment properties financed by the Company are located.  The negative economic conditions of the past year have slightly reversed in the first quarter of 2011. Lower levels of unemployment and slight increases in job growth have had a positive effect on some of the apartment properties which collateralize our tax-exempt bond investments and our MF Properties in the form of increasing occupancy.  Overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents and non-revenue units such as model units and employee units) of the apartment properties that the Partnership has financed with tax-exempt mortgage revenue bonds was approximately 83% for first quarter of 2011 and approximately 81% for the first quarter of 2010.  Overall economic occupancy of the MF Properties was approximately 84% for first quarter of 2011 compared to approximately 81% during the first quarter of 2010.

Recent Investment Activity

On March 31, 2011 the Partnership purchased The Arboretum on Farnam Drive ("Arboretum"), a 145 unit independent senior living facility located in Omaha, Nebraska, for approximately $20.0 million plus transaction expenses of approximately $449,000. The purchase price was funded through a conventional mortgage of $17.5 million and cash on hand. The mortgage payable is with Omaha State Bank, carries a 5.25% fixed rate and matures on March 31, 2014. The Partnership intends to restructure the property operations by shifting from an entrance fee rental income model utilized by the prior ownership to a current market rent model. Upon lease-up and stabilization of the property, projected to occur within the next 12 months, the Partnership expects to sell the property to a 501(c)3 not-for-profit entity and acquire tax-exempt mortgage revenue bonds collateralized by the property.

In February 2011 the Partnership foreclosed on the bonds secured by DeCordova and Weatherford and one of the Partnership's subsidiaries took 100% ownership interest in these limited liability companies. Both properties are reported as MF Properties. The following is a discussion of the circumstances related to the DeCordova and Weatherford properties.

Residences at DeCordova. This property is a senior (55+) affordable housing project located in Granbury, Texas in the Dallas-Fort Worth area.  As of March 31, 2011, the property had 70 units leased out of total available units of 76, or approximately 92% physical occupancy. As of December 31, 2010, the property had 65 units leased out of total available units of 76, or 86% physical occupancy.  At this time the Partnership expects to operate the property as a market rate apartment property as a market rate rental property for the next 12 months when it will evaluate its options in order to recoup its investment.

Residences at Weatherford. Residences at Weatherford are currently under construction and will contain 76 units upon completion. This property is a senior (55+) affordable housing project located in Weatherford, Texas in the Dallas-Fort Worth area. The vertical construction of this property has begun and on March 31, 2011 was approximately 30% complete. The expected completion date is January, 2012. The Partnership intends to fund the construction and stabilization of the property. Further, the Partnership expects to operate the property as a market rate property and will evaluate its options in order to recoup its investment at that time.

In February 2011, the Partnership acquired the tax-exempt mortgage revenue bond for a 100 unit multifamily apartment complex located in Montclair, California known as Briarwood Manor Apartments for approximately $4.5 million which represented 100% of the bond issuance. The bond's approximate outstanding par value is $5.5 million and earns interest at an annual rate of 5.3% with a monthly interest and principal payment and stated maturity date of June 1, 2038. Based on the purchase price discount, the bond will yield approximately 7.0% to the Partnership. The bond does not provide for contingent interest.

The Iona Lakes Consolidated VIE has entered into a merger agreement with Agape Iona Lakes Inc ("AIL"), a Florida not-for-profit affiliated with American Agape Foundation ("AAF"), whereby Iona Lakes will be merged into AIL and AIL will be the surviving entity. This transaction is pending and is subject to a contingency to the merger under which AIL and AAF must obtain a tax abatement by July 31, 2011. If the tax abatement is not obtained the merger will not be completed. The Partnership will monitor and re-evaluate this pending transaction as circumstances change. Should the merger be completed the Partnership will re-evaluate the this entity pursuant to the applicable consolidation guidance.

Market Opportunities

The disruptions in domestic and international financial markets, and the resulting restrictions on the availability of debt financing began to subside in 2010. While economic trends show signs of a stabilization of the economy and debt availability has increased significantly from two years ago, overall availability remains limited and the cost of credit may continue to be adversely impacted. These conditions, in our view, will continue to create potential investment opportunities for the Partnership.  Many participants in the multifamily housing debt sector either reduced their participation in the market or were forced to liquidate some or all of their existing portfolio investments in order to meet their liquidity needs.  We believe this continues to create opportunities to acquire existing tax-exempt bonds from distressed holders at attractive yields.  The Partnership continues to evaluate potential investments in bonds which are available on the secondary market.  We believe many of these bonds will meet our investment criteria and that we have a unique ability to analyze and close on these opportunities while maintaining our ability and willingness to also participate in primary market transactions.

Current credit and real estate market conditions continue to create opportunities to acquire quality MF Properties from distressed owners and lenders.  Our ability to restructure existing debt, together with the ability to improve the operations of the apartment properties through our affiliated property management company, can position these MF Properties for an eventual financing with tax-exempt mortgage revenue bonds meeting our investment criteria and that will be supported by a valuable and well-run apartment property.  We believe we can selectively acquire MF Properties, restructure debt and improve operations in order to create value to our unitholders in the form of a strong tax-exempt bond investment.

Discussion of the Partnership Bond Holdings and the Related Apartment Properties as of March 31, 2011

The Partnership’s purpose is to acquire and hold as long-term investments a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  At March 31, 2011, the Partnership held 20 tax-exempt mortgage bonds secured by 20 properties of which thirteen bonds are owned by ATAX TEBS I, LLC.  The 20 properties securing the bonds contain a total of 3,606 rental units. Four of the entities that own the apartment properties financed by four of the Partnership’s tax exempt bonds were deemed to be Consolidated VIEs of the Partnership at March 31, 2011 and, as a result, these bonds are eliminated in consolidation on the Company’s financial statements.  Additionally, two bonds secured by the three Ohio Properties subject to a sales agreement (See Note 2) are eliminated in consolidation on the Company’s financial statements.  At March 31, 2010, the Partnership held 17 tax-exempt bonds secured by 16 properties containing a total of 2,785 rental units.  Six of the entities that owned apartment properties financed by six of the Partnership’s tax exempt bonds at March 31, 2010 were VIEs of the Partnership and, as a result, these bonds were eliminated in consolidated on the Company’s financial statements.

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

As of March 31, 2011, the Partnership’s wholly-owned subsidiaries held interests in five entities that own MF Properties containing a total of 602 rental units together with the three Ohio Properties containing 362 rental units which are subject to a sales agreement (Note 2).  In addition, the Partnership's subsidiaries own 100% of three MF Properties, Arboretum, DeCordova and Weatherford. Arboretum and DeCordova contain a total of 221 rental units and once fully constructed Weatherford will contain 76 rental units. As of March 31, 2010, the Partnership's wholly-owned subsidiaries held limited partnership interests in nine MF Properties containing a total of 964 units.  The MF Properties operating goal is similar to that of the properties underlying the Partnership’s tax-exempt bonds.

America First Properties Management Company (“Properties Management”), an affiliate of AFCA 2, provides property management services for Ashley Square, Iona Lakes Apartments, Bent Tree Apartments, Lake Forest Apartments, Fairmont Oaks Apartments, Cross Creek, Clarkson College, Woodland Park and each of the MF Properties.  Management believes that this relationship provides greater insight and understanding of the underlying property operations and their ability to meet debt service requirements to the Partnership.

The following table outlines certain information regarding the apartment properties on which the Partnership holds tax-exempt mortgage bonds (separately identifying those owned by entities treated as Consolidated VIEs) and the MF Properties.  The narrative discussion that follows provides a brief operating analysis of each property during the first quarter of 2011.

		Number of Units	Number of Units Occupied	Percentage of Occupied Units as of March 31,		Economic Occupancy (1) for the period ended March 31,

Property Name	Location			2011	2010	2011	2010

Non-Consolidated Properties
Ashley Square Apartments	Des Moines, IA	144	141	98%	88%	96%	83%
Autumn Pines	Humble, TX	250	233	93%	n/a	91%	n/a
Bella Vista Apartments	Gainesville, TX	144	135	94%	92%	84%	88%
Bridle Ridge Apartments	Greer, SC	152	143	94%	91%	85%	86%
Briarwood Manor (3)	Montclair, CA	100	90	90%	n/a	88%	n/a
Brookstone Apartments	Wakegan, IL	168	159	95%	94%	88%	88%
Clarkson College	Omaha, NE	142	94	66%	80%	70%	77%
Cross Creek Apartments	Beaufort, SC	144	134	93%	99%	86%	81%
Runnymede Apartments	Austin, TX	252	223	88%	94%	84%	97%
South Park Ranch Apartments	Austin, TX	192	181	94%	94%	90%	89%
Villages at Lost Creek (3)	San Antonio, TX	261	249	95%	n/a	89%	n/a
Woodland Park (4)	Topeka, KS	236	199	84%	n/a	75%	n/a
Woodlynn Village	Maplewood, MN	59	55	93%	95%	94%	97%
		2,244	2,036	91%	92%	86%	88%

Consolidated VIEs
Bent Tree Apartments	Columbia, SC	232	209	90%	95%	78%	79%
Fairmont Oaks Apartments	Gainsville, FL	178	161	90%	91%	75%	77%
Iona Lakes Apartments	Ft. Myers, FL	350	325	93%	89%	72%	67%
Lake Forest Apartments	Daytona Beach, FL	240	229	95%	88%	79%	71%
		1,000	924	92%	91%	75%	72%

MF Properties
Arboretum (5)	Omaha, NE	145	n/a	n/a	n/a	n/a	n/a
Churchland	Chesapeake, VA	124	120	97%	94%	94%	92%
Crescent Village	Cincinnati, OH	90	71	79%	89%	79%	77%
Eagle Ridge	Erlanger, KY	64	58	91%	94%	81%	82%
Glynn Place	Brunswick, GA	128	98	77%	75%	73%	63%
Greens of Pine Glen	Durham, NC	168	158	94%	93%	86%	85%
Meadowview	Highland Heights, KY	118	106	90%	86%	89%	78%
Postwoods	Reynoldsburg, OH	180	158	88%	87%	84%	83%
Residences at DeCordova (4)	Granbury, TX	76	70	92%	n/a	79%	n/a
Residences at Weatherford (2)	Weatherford, TX	76	n/a	n/a	n/a	n/a	n/a
Willow Bend	Columbus (Hilliard), OH	92	80	87%	97%	87%	89%
		1,261	919	88%	89%	84%	81%

(1)
Economic occupancy is presented for the first quarter ended March 31, 2011 and 2010, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented, therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(2)	Contruction on this property is 30% completed as of March 31, 2011, and therefore has no occupancy data.

(3)	Previous period occupancy numbers are not available, as this is a new investment.

(4)	Construction on these properties has been completed and the properties are in a lease up and stabilization period.

(5)	This property was purchased on March 31, 2011.

Non-Consolidated Properties

Ashley Square – Ashley Square Apartments is located in Des Moines, Iowa.  In the first quarter of 2011, Net Operating Income (calculated as property revenue less salaries, advertising, administration, utilities, repair and maintenance, insurance, taxes, and management fee expenses) was $179,000 as compared to $90,000 in 2010.  This increase was the direct result of an increase in economic occupancy along with a decrease in utilities and repair and maintenance expenses.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2011.

Autumn Pines – Autumn Pines is located in Humble, Texas.  These bonds were purchased in November 2010. In the first quarter of 2011, Autumn Pines’ operations resulted in Net Operating Income of $305,000 on net revenue of approximately $593,000.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2011.

Bella Vista – Bella Vista Apartments is located in Gainesville, Texas.  In the first quarter of 2011, Bella Vista’s operations resulted in Net Operating Income of $120,000 as compared to $122,000 in 2010.  The decrease was a result of a decrease in economic occupancy.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2011.

Bridle Ridge Apartments – Bridle Ridge Apartments is located in Greer, South Carolina.  In the first quarter of 2011, Bridle Ridge Apartments’ operations resulted in Net Operating Income of $182,000 as compared to $147,000 in 2010.  This increase was a result of an increase in the market rent along with a decrease in management fees.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2011.

Briarwood Manor – Briarwood Manor is located in Montclair, California.  These bonds were purchased in February of 2011. Briarwood Manor's operations resulted in Net Operating Income of $124,000 on net revenue of approximately $226,000 in the first quarter of 2011.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2011.

Brookstone – Brookstone Apartments is located in Waukegan, Illinois.   In the first quarter of 2011, Brookstone’s operations resulted in Net Operating Income of $213,000 as compared to $217,000 in 2010.  This decrease was a result of an increase in repair and maintenance expenses. Debt service on the Partnership’s bonds on this property was current as of March 31, 2011.

Clarkson College – Clarkson College is a 142 bed student housing facility located in Omaha, Nebraska.  In the first quarter of 2011, Net Operating Income was $101,000 as compared to $122,000 in 2010.  The decrease is attributable to a decrease in economic occupancy along with an increase in salaries, utilities and repair and maintenance expenses.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2011.

Cross Creek – Cross Creek Apartments is located in Beaufort, South Carolina. In the first quarter of 2011, Cross Creek’s operations resulted in Net Operating Income of $106,000 as compared to $124,000 in 2010.  The decrease is attributable to an increase in salaries, advertising and repair and maintenance expenses. Debt service on the Partnership’s bonds on this property was current as of March 31, 2011.

Runnymede Apartments – Runnymede Apartments is located in Austin, Texas.  In the first quarter of 2011, Runnymede Apartment’s operations resulted in Net Operating Income of approximately $211,000 as compared to approximately $278,000 in 2010.  This decrease was the result of a decrease in economic occupancy.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2011.

South Park Ranch Apartments – South Park Ranch Apartments is located in Austin, Texas. In the first quarter of 2011, Net Operating Income was $295,000 as compared to $299,000 in 2010.  This decrease was the result of an increase in utilities expense.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2011.

Villages at Lost Creek – Villages at Lost Creek is located in San Antonio, Texas.  These bonds were purchased in May 2010.  Lost Creek’s operations for the first quarter of 2011 resulted in Net Operating Income of $377,000 on net revenue of approximately $613,000 in 2011. Debt service on the Partnership’s bond on this property was current as of March 31, 2011.

Woodland Park – Woodland Park is located in Topeka, Kansas and was completed in November 2008, but remains in its initial lease-up phase and has not yet reached stabilization which is defined in the bond documents as the generation of a 1.15:1 debt service coverage ratio for six straight months.  Additionally, there were insufficient funds on deposit with the bond trustee to make the debt service payment of approximately $452,000 on the bonds which was due on May 3, 2010 and the property owner did not provide additional capital to fund the shortfall.  As a result, a payment default on the bonds has occurred.  In order to protect its investment the Partnership has issued a formal notice of default through the bond trustee and has started the foreclosure process.  As of March 31, 2011, occupancy had increased to 199 units, or 84% physical occupancy, and an additional four leases are pending.  Based on the level of leasing activity resulting from the change in the mix of affordable and market rate tenants, the Partnership continues to believe that Woodland is capable of reaching stabilization. In the first quarter of 2011, Net Operating Income was approximately$144,000 on net revenue of approximately $344,000.

Woodlynn Village – Woodlynn Village is located in Maplewood, Minnesota.  In the first quarter of 2011, Net Operating Income was $86,000 as compared to $87,000 in 2010.  This decrease was the result of a decrease in economic occupancy.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2011.

Consolidated VIEs

Bent Tree – Bent Tree Apartments is located in Columbia, South Carolina.   In the first quarter of 2011, Net Operating Income was $142,000 as compared to $150,000 in 2010.  This decrease was the result of a decrease in economic occupancy and a increase in repair and maintenance expenses.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2011.

Fairmont Oaks – Fairmont Oaks Apartments is located in Gainesville, Florida.  In the first quarter of 2011, Net Operating Income was $157,000 as compared to $165,000 in 2010.  This decrease was the result of a decrease in economic occupancy.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2011.

Iona Lakes – Iona Lakes Apartments is located in Fort Myers, Florida.  In the first quarter of 2011, Net Operating Income was $327,000 as compared to $268,000 in 2010.  This increase was directly related to an increase in economic occupancy and a decrease in utilities.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2011.

Lake Forest – Lake Forest Apartments is located in Daytona Beach, Florida.  In the first quarter of 2011, Net Operating Income was $215,000 as compared to $160,000 in 2010.  This increase was a direct result of an increase in economic occupancy and a decrease in utilities and repair and maintenance expenses.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2011.

MF Properties

Arboretum – Arboretum is located in Omaha, Nebraska and is a 145 unit independent senior living facility. This property was purchased on March 31, 2011.  As a result, first quarter 2011 operating results were unavailable.

Commons at Churchland – Commons at Churchland is located in Chesapeake, Virginia.  In the first quarter of 2011, Net Operating Income was $159,000 as compared to $153,000 in 2010.  This increase was the result of increased economic occupancy and a decrease in salaries expense.

Eagle Ridge – Eagle Ridge Townhomes is located in Erlanger, Kentucky.  In the first quarter of 2011, Net Operating Income was $49,000 as compared to $47,000 in 2010.  This increase was the result of a decrease in salaries expense.

Glynn Place – Glynn Place Apartments is located in Brunswick, Georgia.  In the first quarter of 2011, Net Operating Income was $96,000 as compared to $64,000 in 2010.  This increase was the result of an increase in economic occupancy.

Greens of Pine Glen – Greens of Pine Glen Apartments is located in Durham, North Carolina. In the first quarter of 2011, Net Operating Income was $155,000 as compared to $118,000 in 2010.  This increase is a direct result of a decrease in utilities and salaries expense.

Meadowview – Meadowview Apartments is located in Highland Heights, Kentucky.  In the first quarter of 2011, Net Operating Income was $168,000 as compared to $76,000 in 2010.  This increase was a result of an increase in economic occupancy and a decrease in utilities and salaries expenses.

Residences at DeCordova – This property is a senior (55+) affordable housing project located in Granbury, Texas in the Dallas-Fort Worth area.  As of March 31, 2011, the property had 70 units leased out of total available units of 76, or approximately 92% physical occupancy. As of December 31, 2010, the property had 65 units leased out of total available units of 76, or 86% physical occupancy.  In the first quarter of 2011, Residences at DeCordova's operations resulted in Net Operating Income of $120,000 on net revenue of approximately $147,000.

Residences at Weatherford – Residences at Weatherford are currently under construction and will contain 76 units upon completion. This property is a senior (55+) affordable housing project located in Weatherford, Texas in the Dallas-Fort Worth area. In February 2011 the Partnership foreclosed with Weatherford becoming a consolidated MF Property. The vertical construction of this property has begun and on March 31, 2011 was approximately 30% complete. The expected completion date is January,2012. The Partnership intends to fund the construction and stabilization of the property. Further, the Partnership expects to operate the property as a market rate property and will evaluate its options in order to recoup its investment.

The following three properties are subject to a sales agreement that does not meet accounting standards for treatment as a sale.  As a result the Company continues to consolidate these Ohio Properties as if they were owned.

Crescent Village – Crescent Village Townhomes is located in Cincinnati, Ohio.  In the first quarter of 2011, Net Operating Income was $87,000 as compared to $70,000 in 2010.   This increase was the result of an increase in economic occupancy. Debt service on the Partnership’s bonds on this property was current as of March 31, 2011.

Postwoods – Postwoods Townhomes is located in Reynoldsburg, Ohio.  In the first quarter of 2011, Net Operating Income of $175,000 as compared to $165,000 in 2010.  This increase was a result of a decrease in salaries and repair and maintenance expenses. Debt service on the Partnership’s bonds on this property was current as of March 31, 2011.

Willow Bend – Willow Bend Townhomes is located in Columbus (Hilliard), Ohio.  In the first quarter of 2011, Net Operating Income was $89,000 as compared to $101,000 in 2010.  This decrease was a result of lower property revenue due to a decrease in economic occupancy. Debt service on the Partnership’s bonds on this property was current as of March 31, 2011.

Results of Operations

Consolidated Results of Operations

The following discussion of the Company’s results of operations for the three months ended March 31, 2011 and 2010 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010 (Consolidated)
Change in Results of Operations

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	Dollar Change
Revnues:
Property revenues	$3,830,573	$3,521,493	$309,080
Mortgage revenue bond investment income	2,220,913	1,480,571	740,342
Other income	251,361	96,932	154,429
Total Revenue	6,302,847	5,098,996	1,203,851

Expenses:
Real estate operating (exclusive of items shown below)	2,238,727	2,055,774	182,953
Depreciation and amortization	1,225,565	1,197,017	28,548
Interest	825,725	992,120	(166,395)
General and administrative	641,595	508,235	133,360
Total Expenses	4,931,612	4,753,146	178,466
Net income	1,371,235	345,850	1,025,385
Less: net (gain) loss attributable to noncontrolling interest	(182,061)	1,542	(183,603)
Net income - America First Tax Exempt Investors, L. P.	1,189,174	347,391	841,782

Property revenues.  Property revenues increased mainly as a result of increased occupancy in first quarter of 2011 as compared to the first quarter of 2010. In addition, DeCordova reports an entire quarter of revenue as opposed to a single month in 2010. The MF Properties averaged approximately $604 per unit in monthly rent in 2011 as compared with $592 per unit in 2010. Economic occupancy at the MF Properties was 84% during the first quarter of 2011 as compared to 81% in the first quarter of 2010. The Consolidated VIEs averaged $591 per unit in monthly rent in 2011 as compared to $564 per unit in 2010. Economic occupancy of the Consolidated VIEs was 75% in 2011 and 72% in 2010.

Mortgage revenue bond investment income.  Mortgage revenue bond investment income increased during the first quarter of 2011 compared to the first quarter of 2010 due to the additional tax-exempt interest payments of approximately $532,000 due to the acquisition of new tax-exempt bonds on Lost Creek Apartments, Autumn Pines Apartments and Briarwood Manor Apartments that the Company did not hold during the first quarter of 2010.

   Other income.  Other income is comprised mainly of interest income on taxable loans held by the Company and the forgiveness of third party debt related to the DeCordova foreclosure.  The increase in other income is attributable to higher levels of taxable loans outstanding in first quarter 2011 as compared to first quarter 2010 and the forgiveness of debt which occurred in first quarter 2011.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties and the Consolidated VIEs is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The overall increase in real estate operating expenses was related to the approximate $268,000 of acquisition fees paid related to the Arboretum purchase. This cost was offset slightly by the MF Properties and the Consolidated VIEs decreased salaries, decreased utilities and a slight increase in repair and maintenance. In addition, Decordova was a Consolidated VIE for one month in first quarter 2010 and was reported as a Consolidated VIE and an MF Property for the entire first quarter of 2011.

Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the apartment properties of the Consolidated VIEs and the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS Credit Facility. The slight increase in depreciation and amortization expense from the first quarter of 2010 to the first quarter of 2011 is attributable to depreciation on newly capitalized assets.

Interest expense. The decrease in interest expense during the first quarter of 2011 compared to the first quarter of 2010 was due to a number of offsetting factors. The Company's borrowing cost decreased from approximately 4.0% per annum in 2010 to approximately 2.2% resulting in an approximate decrease of $384,000 when comparing first quarter of 2011 to first quarter of 2010. Partially offsetting this decrease was an approximate $117,000 increase resulting from the higher average principal of outstanding debt. The remaining increase was the result of the mark to market adjustment of the Company's derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.

General and administrative expenses. General and administrative expenses increased due mainly to increased administration fees paid to AFCA2 as a result of new investments.

Partnership Only Results of Operations

The following discussion of the Partnership’s results of operations for the three months ended March 31, 2011 and 2010 reflects the operations of the Partnership without the consolidation of any VIEs during either period under the GAAP consolidation rules then in effect.  This information is used by management to analyze the Partnership’s operations and is reflective of the consolidated operations of the Tax-Exempt Bond Investments segment and the MF Properties segment as presented Note 11 to the financial statements.

Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010 (Partnership Only)
Changes in Results of Operations

	For the Three Months Ended March 31, 2011	For the Three Months Ended Month 31, 2010	Dollar Change
Revenues:
Property revenues	$1,944,335	$1,753,591	$190,744
Mortgage revenue bond investment income	2,904,674	2,296,285	608,389
Other income	146,373	96,932	49,441
Total Revenues	4,995,382	4,146,808	848,574
Expenses:
Real estate operating (exclusive of items shown below)	1,182,603	959,702	222,901
Depreciation and amortization	694,095	668,858	25,237
Interest	825,725	973,002	(147,277)
General and administrative	641,595	508,235	133,360
Total Expenses	3,344,018	3,109,797	234,221
Net income	1,651,364	1,037,011	614,353
Less: net (gain) loss attributable to noncontrolling interest	(182,061)	1,542	(183,603)
Net income - America First Tax Exempt Investors, L.P.	$1,469,303	$1,038,553	$430,750

Property revenues.  Property revenues increased mainly as a result of increased occupancy in first quarter of 2011 as compared to the first quarter of 2010. The MF Properties averaged $604 per unit in monthly rent in 2011 as compared with $592 per unit in 2010. Economic occupancy at the MF Properties was 84% during the first quarter of 2011 as compared to 81% in the first quarter of 2010.

Mortgage revenue bond investment income.  Mortgage revenue bond investment income increased during the first quarter of 2011 compared to the first quarter of 2010 due mainly to additional tax-exempt interest payments from the acquisition of new tax-exempt bonds on Lost Creek Apartments, Autumn Pines Apartments and Briarwood Manor Apartments that it did not hold during the first quarter of 2010.

 Other income.  Other income is comprised mainly of interest income on taxable loans held by the Company.  The increase in other interest income is attributable to higher levels of taxable loans outstanding in first quarter 2011 as compared to first quarter 2010.

Real estate operating expenses. Real estate operating expenses associated with the MF Properties is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The overall increase in real estate operating expenses was related to the approximate $268,000 of acquisition fees paid related to the Arboretum purchase. This cost was offset slightly by the MF Properties decreased salaries, utilities, and repair and maintenance expenses.

Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the apartment properties of the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS Credit Facility. The slight increase in depreciation and amortization expense from the first quarter of 2010 to the first quarter of 2011 is attributable to depreciation on newly capitalized assets.

Interest expense. The decrease in interest expense during the first quarter of 2011 compared to the first quarter of 2010 was due to a number of offsetting factors. The Company's borrowing cost decreased from approximately 4.0% per annum in 2010 to approximately 2.2% resulting in an approximate decrease of $384,000 when comparing first quarter of 2011 to first quarter of 2010. Partially offsetting this decrease was an approximate $117,000 increase resulting from the higher average principal of outstanding debt. The remaining increase was the result of the mark to market adjustment of the Partnership's derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.

General and administrative expenses. General and administrative expenses increased due mainly to increased administration fees paid to AFCA2 as a result of new investments.

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

Other sources of cash available to the Partnership include debt financing and the sale of additional BUCs. In March 2011, the Partnership entered into a sale and repurchase transaction with Deutsche Bank related to the Autumn Pines tax-exempt mortgage revenue bond. The transaction is structured such that Deutsche Bank purchased the Autumn Pines bond for $10.0 million plus accrued interest on March 31, 2011 and the Partnership will repurchase the Autumn Pines bond on June 30, 2011 for $10.0 million plus accrued interest. This transaction is a secured financing arrangement and is reflected as such in the financial statements. The proceeds of this structured financing were utilized to enable the Partnership to complete the recent investments in the Briarwood Manor tax-exempt bond and the Arboretum MF Property. On March 31, 2011 the Company purchased The Arboretum on Farnam Drive ("Arboretum") in Omaha, Nebraska. A portion of the purchase price was financed with approximately $17.5 million mortgage payable with Omaha State Bank. This mortgage carries a 5.25% fixed rate and matures on March 31, 2014.

As of September 1, 2010, the Partnership and its Consolidated Subsidiary ATAX TEBS I, LLC, entered into a number of agreements relating to a new long-term debt financing facility provided through the securitization of thirteen tax-exempt mortgage revenue bonds pursuant to Freddie Mac’s TEBS program. The TEBS Financing essentially provides the Company with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term tax-exempt rates.  The gross proceeds from TEBS Financing were approximately $95.8 million.  After the payment of transaction expenses the Company received net proceeds from the TEBS Financing of approximately $90.4 million.  The Company applied approximately $49.5 million of these net proceeds to repay the entire outstanding principal of, and accrued interest on, its secured term loan from Bank of America. As of closing, the SIFMA rate was equal to 0.25% and the total Facility Fees were 1.9%, resulting in a total initial cost of borrowing of 2.15%.  As of March 31, 2011, the SIFMA rate was equal to 0.25% resulting in a total cost of borrowing of 2.15%. As of December 31, 2010, the SIFMA rate was equal to 0.34% resulting in a total cost of borrowing of 2.24%.

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

The Partnership’s principal uses of cash are the payment of distributions to unitholders, interest and principal on debt financing and general and administrative expenses. The Partnership also uses cash to acquire additional investments.  Distributions to unitholders may increase or decrease at the determination of the General Partner.  Distributions to unitholders depend primarily upon the amount of base and contingent interest received on the Company’s tax-exempt mortgage revenue bonds and cash received from other investments, the amount of borrowings and the effective interest rate of these borrowings, and the amount of the Partnership’s undistributed cash.  Recently, cash generated by the Partnership’s investments has not been sufficient to fund such expenditures and distributions without utilizing cash reserves to supplement the deficit.  See discussion below regarding “Cash Available for Distribution.”  The Partnership continued distributions during the quarter at an annual rate of $0.50 per BUC.  Although CAD generated in recent quarters has not been sufficient to fully fund distributions at this rate without utilizing the Partnership’s cash reserves to supplement the deficit, the General Partner believes that distributions at the current level are sustainable.  However, if the Partnership is unable generate CAD at levels in excess of the annual distribution; such distribution amount may need to be reduced.

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

On a consolidated basis, there was an improvement of $593,000 in cash used by operating activities for the first quarter of 2011 as compared to first quarter of 2010 due to changes in working capital components.  Cash used for investing activities increased approximately $16.9 million for first quarter of 2011 as compared to the first quarter of 2010.  The decrease in cash related to investing activities is mainly the result of cash used to acquire the Arboretum Apartment property and the Briarwood Manor tax-exempt bond offset by the release of restricted cash upon foreclosure of the DeCordova and Weatherford properties. Cash provided by debt financings increased approximately $25.0 million in the first quarter of 2011 as compared to the first quarter of 2010.  The increase was due to approximately $27.5 million in new borrowings offset by increased distributions to unitholders in first quarter 2011 as compared to first quarter 2010 due to an increase in BUCs outstanding.

Cash Available for Distribution

Management utilizes a calculation of Cash Available for Distribution (“CAD”) as a means to determine the Partnership’s ability to make distributions to unitholders.  The general partner believes that CAD provides relevant information about its operations and is necessary along with net income for understanding its operating results.  To calculate CAD, amortization expense related to debt financing costs and bond reissuance costs, Tier 2 income due to the general partner as defined in the Agreement of Limited Partnership, interest rate derivative expense or income, provision for loan losses, impairments on bonds and losses related to VIEs including depreciation expense are added back to the Company’s net income (loss) as computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”). There is no generally accepted methodology for computing CAD, and the Company’s computation of CAD may not be comparable to CAD reported by other companies.  Although the Company considers CAD to be a useful measure of its operating performance, CAD should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP.

During June 2010, the Company completed a sales transaction whereby four of the MF Properties, the Ohio Properties, were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity (see Note 2). The properties will continue to be presented as MF Properties and no gain will be recognized until such time as the transaction can be accounted for as a sale. As the deferred gain on the transaction represents cash paid to the Company and no on-going legal obligations related to the Ohio Properties or potential obligation to repay any amounts exists, the deferred gain is CAD and is shown as an adjustment in the CAD Calculation below. This gain meets the definition of Net Residual Proceeds representing contingent interest (Tier 2 income) and was therefore distributed 75% to the unitholders and 25% to the General Partner.

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

The following tables show the calculation of CAD for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31,2010
Net income - America First Tax Exempt Investors L.P.	$1,189,174	$347,392
Net loss related to VIEs and eliminations due to consolidation	280,129	691,162
Net income before impact of VIE consolidation	$1,469,303	$1,038,554
Change in fair value of derivatives and interest rate derivative amortization	232,554	115,030
Depreciation and amortization expense (Partnership only)	524,563	668,858
Bond purchase discount accretion (net of cash received)	(108,956)	—
Ohio deferred interest	347,514	—
CAD	$2,464,978	$1,822,442

Weighted average number of units outstanding, basic and diluted	30,122,928	21,842,928
Net income, basic and diluted, per unit	$0.05	$0.05
Total CAD per unit	$0.08	$0.08
Distributions per unit	$0.1250	$0.1250

Contractual Obligations

As discussed in the Annual report on Form 10-K, the amounts maturing in 2011 consist of the paydowns on the TEBS credit facility with Freddie Mac and payments on the MF Property mortgages.

The Company has the following contractual obligations as of March 31, 2011:

	Payments due by period
		Less than	1-2	More than 2
	Total	1 year	years	years
Debt Financing	$105,494,584	$10,561,584	$1,954,000	$92,979,000
Mortgages payable	$28,100,519	$4,444,857	$6,155,662	$17,500,000
Effective interest rate(s) (1)		2.32%	2.22%	2.14%
Interest (2)	$12,245,025	$1,896,777	$4,424,614	$5,923,634

(1)	Interest rates shown are the average effective rates as of March 31, 2011 and include the impact of our interest rate derivatives.

(2)	Interest shown is estimated based upon current effective interest rates through maturity.

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

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU No. 2010-20 enhances the existing disclosure requirements providing more transparency of the allowance for loan losses and credit quality of financing receivables. The new disclosures that relate to information as of the end of a reporting period were effective for the first interim and annual reporting periods ending on or after December 15, 2010.  The new disclosures that relate to activity occurring during the reporting period will be effective for the first interim and annual periods beginning after December 15, 2010, or first quarter of fiscal 2011 and thereafter in the Company’s case.  The adoption of ASU 2010-20 will only impact disclosures and will not affect financial position, results of operations, or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk, except as discussed below, from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of the Company’s 2010 Annual Report on Form 10-K.

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

The following table outlines the interest rate caps the Company has in place as of March 31, 2011:

		Effective	Maturity	Purchase
Date Purchased	Notional Amount	Capped Rate	Date	Price	Counterparty

September 2, 2010	31,936,667	3%	September 1, 2017	921,000	Bank of New York Mellon

September 2, 2010	31,936,667	3%	September 1, 2017	845,600	Barclays Bank PLC

September 2, 2010	31,936,667	3%	September 1, 2017	928,000	Royal Bank of Canada

October 29, 2008	4,480,000	6%	November 1, 2011	26,512	Bank of America

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $233,000 and $115,000 for the quarters ended March 31, 2011 and 2010, respectively.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Company are described in Item 1A “Risk Factors” of the Company’s 2010 Annual Report on Form 10-K

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

         AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Date: May 9, 2011	By:	/s/ Mark Hiatt
Mark Hiatt
Chief Executive Officer