Form 10-Q
period 2011-06-30
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2011-08-09
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1A	Risk Factors	53
Item 6	Exhibits	53

SIGNATURES	54

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$1,898,398	$13,277,048
Restricted cash	20,900,193	25,252,756
Interest receivable	7,403,339	4,670,182
Tax-exempt mortgage revenue bonds held in trust, at fair value (Notes 4 & 8)	89,826,959	73,451,479
Tax-exempt mortgage revenue bonds, at fair value (Note 4)	47,478,849	27,115,164
Real estate assets: (Note 5)
Land	13,905,208	12,946,831
Buildings and improvements	110,708,909	91,802,694
Real estate assets before accumulated depreciation	124,614,117	104,749,525
Accumulated depreciation	(18,349,449)	(23,467,105)
Net real estate assets	106,264,668	81,282,420
Other assets (Note 6)	20,098,720	16,558,200
Total Assets	$293,871,126	$241,607,249

Liabilities
Accounts payable, accrued expenses and other liabilities	$3,076,750	$3,528,303
Distribution payable	3,866,940	3,803,399
Debt financing (Note 7)	106,323,584	95,608,000
Mortgages payable (Note 8)	41,608,577	10,645,982
Total Liabilities	154,875,851	113,585,684

Commitments and Contingencies (Note 12)

Partners' Capital
General Partner (Note 2)	(282,062)	(280,629)
Beneficial Unit Certificate holders	162,034,640	161,389,189
Unallocated deficit of Consolidated VIEs	(22,920,474)	(32,945,669)
Total Partners' Capital	138,832,104	128,162,891
Noncontrolling interest (Note 5)	163,171	(141,326)
Total Capital	138,995,275	128,021,565
Total Liabilities and Partners' Capital	$293,871,126	$241,607,249

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues:
Property revenues	$4,303,704	$3,728,809	$8,134,277	$7,250,302
Mortgage revenue bond investment income	2,407,760	1,538,313	4,628,673	3,018,884
Gain on early extinquishment of debt	—	438,816	—	438,816
Other income	148,950	115,894	400,311	212,826
Total Revenues	6,860,414	5,821,832	13,163,261	10,920,828
Expenses:
Real estate operating (exclusive of items shown below)	2,501,795	3,073,725	4,740,522	5,148,617
Provision for loss on receivables	710,690	—	710,690	—
Depreciation and amortization	1,408,986	1,240,241	2,634,551	2,437,258
Interest	1,682,333	872,277	2,508,058	1,845,279
General and administrative	677,422	590,541	1,319,017	1,098,776
Total Expenses	6,981,226	5,776,784	11,912,838	10,529,930
Net (loss) income	(120,812)	45,048	1,250,423	390,898
Net income (loss) attributable to noncontrolling interest	122,436	(521,666)	304,497	(523,208)
Net (loss) income - America First Tax Exempt Investors, L.P.	$(243,248)	$566,714	$945,926	$914,106

Net (loss) income allocated to:
General Partner	$56,769	$16,881	71,462	27,267
Limited Partners - Unitholders	116,905	1,430,466	1,571,515	2,458,634
Unallocated gain (loss) of Consolidated Property VIEs	(416,922)	(880,633)	(697,051)	(1,571,795)
Noncontrolling interest	122,436	(521,666)	304,497	(523,208)
	$(120,812)	$45,048	$1,250,423	$390,898
Unitholders' interest in net income per unit (basic and diluted):
Net income, basic and diluted, per unit	$—	$0.05	$0.05	$0.10
Weighted average number of units outstanding, basic and diluted	30,122,928	27,765,126	30,122,928	24,820,387

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non- controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2011	$(280,629)	30,122,928	$161,389,189	$(32,945,669)	$(141,326)	$128,021,565	$(9,692,233)
Deconsolidation of VIEs (Note 3)	(7,262)	—	(718,981)	10,722,246		9,996,003	(726,243)
Distributions paid or accrued	(139,609)		(7,530,732)			(7,670,341)
Comprehensive income:
Net Income (loss)	71,462	—	1,571,515	(697,051)	304,497	1,250,423	—
Unrealized gain on securities	73,976	—	7,323,649	—	—	7,397,625	7,397,625
Comprehensive income						8,452,944
Comprehensive income attributable to noncontolling interest	—	—	—	—	—	304,497	—
Comprehensive income attributable to Partnership	—	—	—	—	—	8,148,447	—
Balance at June 30, 2011	$(282,062)	30,122,928	$162,034,640	$(22,920,474)	$163,171	$138,995,275	$(3,020,851)

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non- controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2010	$271,051	21,842,928	$130,482,881	$(32,215,697)	$62,505	$98,600,740	$(11,009,231)
Sale of Beneficial Unit Certificates	—	8,280,000	41,656,763			41,656,763
Deconsolidation of VIEs	15,881	—	1,572,185	1,736,288	—	3,324,354	1,588,066
Consolidation of VIEs	27,523	—	2,724,760	—	—	2,752,283	2,752,283
Distributions paid or accrued
Regular distribution	(51,498)	—	(5,098,283)	—	—	(5,149,781)	—
Distribution of tier II earnings	(465,816)	—	(1,397,449)	—	—	(1,863,265)	—
Comprehensive income:
Net Income (loss)	27,267	—	2,458,634	(1,571,795)	(523,208)	390,898	—
Unrealized gain on securities	7,273	—	719,984	—	—	727,257	727,257
Comprehensive income						1,118,155
Comprehensive loss attributable to noncontolling interest	—	—	—	—	—	(523,208)	—
Comprehensive income attributable to Partnership	—	—	—	—	—	1,641,363	—
Balance at June 30, 2010	$(168,319)	30,122,928	$173,119,475	$(32,051,204)	$(460,703)	$140,439,249	$(5,941,625)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended,
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net income	$1,250,423	$390,898
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense	2,634,551	2,437,258
Provision for loss on receivables	710,690	—
Non-cash loss on derivatives	888,554	128,772
Bond discount accretion	(241,075)	—
Gain on asset sold	(21,103)	—
Gain on early extinquishment of debt	—	(438,816)
Debt forgiveness	(104,988)	—
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(1,417,399)	(1,281,508)
Increase in other assets	(551,180)	(1,371,412)
(Decrease) increase in accounts payable and accrued expenses	(62,587)	36,334
Net cash provided (used) by operating activities	3,085,886	(98,474)
Cash flows from investing activities:
Acquisition of tax-exempt mortgage revenue bonds	(20,917,500)	(15,867,588)
Acquisition of MF Properties, net of cash acquired	(24,779,613)	—
Capital expenditures	(2,634,679)	(435,965)
Proceeds from assets sold	36,500	—
Decrease (increase) in restricted cash	148,366	(2,397,811)
Restricted cash - debt collateral (paid) released	291,719	(2,930,543)
Increase in restricted cash - Ohio sale	—	(2,684,876)
Cash released upon foreclosure	2,047,161	—
Proceeds from bond retirement	6,119,573	—
Transfer of cash to deconsolidated VIE upon deconsolidation	(5,135)	(88,949)
Transfer of cash from consolidated VIE upon consolidation	—	1,979
Principal payments received on tax-exempt mortgage revenue bonds	278,963	272,713
Net cash used by investing activities	(39,414,645)	(24,131,040)
Cash flows from financing activities:
Distributions paid	(7,606,800)	(5,517,609)
Decrease (increase) in liabilities related to restricted cash	(148,366)	2,397,811
Proceeds from debt financing	32,128,584	—
Proceeds from line of credit borrowing	1,000,000	—
Deferred financing costs	(40,275)	(455,920)
Principal payments on debt financing and mortgage payable	(383,034)	(13,009,821)
Loan extension payment	—	(246,485)
Sale of Beneficial Unit Certificates	—	41,656,763
Net cash provided by financing activities	24,950,109	24,824,739
Net increase (decrease) in cash and cash equivalents	(11,378,650)	595,225
Cash and cash equivalents at beginning of period	13,277,048	17,280,535
Cash and cash equivalents at end of period	$1,898,398	$17,875,760

Cash paid during the period for interest	$2,500,829	$1,647,219
Distributions declared but not paid	$3,866,940	$4,253,382
Cash received for sale of MF Properties eliminated in consolidation (Note 5)	$—	16,192,000
Cash paid for purchase of tax exempt bond eliminated in consolidation (Note 4)	$—	(18,313,000)
Cash paid for taxable loan eliminated in consolidation (Note 5)	$—	(1,236,236)
Capital expenditures financed through payables	$8,934,328	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

The consolidated financial statements of the “Company” reported in this Form 10-Q include the assets, liabilities and results of operations of the Partnership, its Consolidated Subsidiaries and three other consolidated entities in which the Partnership does not hold an ownership interest but which own multifamily apartment properties financed with tax-exempt bonds held by the Partnership and which are treated as variable interest entities ("VIEs") of which the Partnership has been determined to be the primary beneficiary (“Consolidated VIEs”).  The Consolidated Subsidiaries of the Partnership consist of:

•	ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing with Freddie Mac and

•
Nine multifamily apartments ("MF Properties") owned by various Partnership subsidiaries. Such subsidiaries hold a 99% limited partner interest in five limited partnerships and 100% member positions in four limited liability companies. Three apartment properties which are subject to a sales agreement and are also reported as MF Properties – Note 2.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The accompanying interim unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. These condensed consolidated financial statements and notes have been prepared consistently with the 2010 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2011, and the results of operations for the interim periods presented have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

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

In June 2010, the Company completed a sales transaction whereby four of the MF Properties, Crescent Village, Post Woods (I and II) and Willow Bend apartments in Ohio (the “Ohio Properties”), were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity. The Company acquired 100% of the $18.3 million tax-exempt mortgage revenue bonds issued by the Ohio Housing Finance Agency as part of a plan of financing for the acquisition and rehabilitation of the Ohio Properties. The tax-exempt mortgage bonds secured by the Ohio Properties were acquired by the Company at par and consisted of two series. The Series A bond has a par value of $14.7 million and bears interest at an annual rate of 7.0%. The Series B bond has a par value of $3.6 million and bears interest at an annual interest rate of 10.0%. Both series of bonds mature in June 2050. The Company had previously acquired a 99% interest in the Ohio Properties as part of its strategy of acquiring existing multifamily apartment properties that it expects will be partially financed with new tax-exempt mortgage bonds at the time the properties become eligible for the issuance of additional low-income housing tax credits. In addition to the new tax-exempt bonds acquired by the Company, the plan of financing for the acquisition included other subordinated debt issued by the Company. The new owners ultimately plan to sell limited partnership interests in the properties and syndicate LIHTCs as part of the overall plan of finance. The new owners have not contributed any capital to the transaction and the Company has effectively provided 100% of the capital structure to the new owners as part of the sale transaction. Pursuant to the guidance on property, plant, and equipment for real estate sales, the sale and restructure does not meet the criteria for derecognition of the properties or full accrual accounting for the gain. The guidance requires sufficient equity capital as part of a sales transaction to indicate a commitment from the buyer (typically a minimum of 3 to 5% investment by the new owners). As the buyer has no equity capital in this transaction and the property operations are the current support for the debt service, the Company, in substance, remains the owner for accounting purposes. As such, the Company will continue to consolidate the Ohio Properties. Under the sales agreement, the Ohio properties were sold for a total purchase price of $16.2 million. Cash received by the selling limited partnerships as part of the sale transaction represents a gain on the sale transaction of approximately $1.8 million. The properties will continue to be presented as MF Properties and no gain will be recognized until such time as the transaction meets the criteria for derecognition of the properties and gain recognition can be accounted for as a sale.

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

During the fourth quarter of 2010, the Partnership began foreclosure proceedings related to the DeCordova and Weatherford properties. The foreclosure on these entities, replacing the ownership with a Partnership subsidiary, was completed in February 2011. The bonds are no longer in existence and the properties are reported as part of the MF Property portfolio (Note 5.) These two properties no longer meet the criteria of a variable interest entity.

The Iona Lakes Consolidated VIE entered into a merger agreement with Agape Iona Lakes Inc ("AIL"), an unaffiliated Florida not-for-profit affiliated with American Agape Foundation ("AAF"), whereby Iona Lakes was merged into AIL and AIL is the surviving entity. The merger was contingent upon AIL and AAF obtaining a tax abatement. The tax abatement was granted on June 17, 2011 and the merger was completed. The Partnership determined the merger was a reconsideration event and; therefore, re-evaluated this entity pursuant to the applicable consolidation guidance. The partnership determined the entity ceased to meet the criteria to be reported as a Consolidated VIE. The accounting guidance provides that a not-for-profit organization that is not a related party is not subject to the consolidation guidance. AIL, the surviving entity after the Iona Lakes merger, is a not-for-profit organization that meets the guidance requirements and therefore Iona Lakes no longer meets the criteria of a variable interest entity . For accounting purposes, the Partnership deconsolidated Iona Lakes as of May 31, 2011.

At June 30, 2011 the Partnership determined it is the primary beneficiary of three of the remaining VIEs; Bent Tree, Fairmont Oaks, and Lake Forest and has continued to consolidate these entities.  During 2010, the Partnership reported six properties as Consolidated VIEs: Bent Tree, DeCordova, Fairmont Oaks, Iona Lakes, Lake Forest, and Weatherford.

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

Consolidated VIEs

In January 2011, the Partnership determined it was the primary beneficiary of the the following properties: Bent Tree, Fairmont Oaks, Iona Lakes, Lake Forest, DeCordova and Weatherford and reported these as Consolidated VIEs.  Once the foreclosure and merger noted above were completed, only three properties met the primary beneficiary criteria, Bent Tree, Fairmont Oaks, and Lake Forest. The capital structure of each of these VIEs consists of senior debt, subordinated debt and equity capital.  The senior debt is in the form of a tax-exempt multifamily housing mortgage revenue bond and accounts for the majority of the VIEs' total capital. As the bondholder, the Partnership is entitled to principal and interest payments and has certain protective rights as established by the bond documents.  The equity ownership of the consolidated VIEs, Bent Tree, Fairmont Oaks, and Lake Forest, is ultimately held by corporations which are owned by four individuals, three of which are related parties.  Additionally, each of these properties is managed by an affiliate of the Partnership, America First Properties Management Company, LLC (“Properties Management”) which is an affiliate of Burlington.

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

Non-Consolidated VIEs

As a result of adopting the new accounting guidance in 2010, the Company deconsolidated two entities, the Ashley Square and Cross Creek VIEs.  In determining the primary beneficiary of these VIEs, the Partnership considered the activities of each VIE which most significantly impact the VIEs' economic performance, who has the power to control such activities, the risks which the entities were designed to create, the variability associated with those risks and the interests which absorb such variability.  The significant activities of the VIE that impact the economic performance of the entity include leasing and maintaining apartments, determining if the property is to be sold, decisions relating to debt refinancing, the selection of or replacement of the property manager and the approval of the operating and capital budgets.  As discussed below, while the capital structures of these VIEs resulted in the Partnership holding a majority of the variable interests in these VIEs, the Partnership determined it does not have the power to direct the activities of these VIEs that most significantly impact the VIEs’ economic performance and, as a result, is not the primary beneficiary of these VIEs.

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

The following tables presents information regarding the carrying value and classification of the assets held by the Partnership as of June 30, 2011, which constitute a variable interest in Ashley Square and Cross Creek.

	Balance Sheet Classification	Carrying Value	Maximum Exposure to Loss
Ashley Square Apartments
Tax Exempt Mortgage Revenue Bond	Bond Investment	$5,192,745	$5,332,000
Property Loan	Other Asset	1,190,000	5,995,170
		$6,382,745	$11,327,170
Cross Creek Apartments
Tax Exempt Mortgage Revenue Bond	Bond Investment	$7,553,265	$5,938,204
Property Loans	Other Asset	3,353,755	3,353,755
		$10,907,020	$9,291,959

The tax exempt mortgage revenue bonds are classified on the balance sheet as available for sale investments and are carried at fair value while property loans are presented on the balance sheet as other assets and are carried at the unpaid principal and interest less any loan loss reserves.  See Footnote 4 for additional information regarding the bonds and Footnote 6 for additional information regarding the property loans.  The maximum exposure to loss for the bonds is equal to the unpaid principal balance as of June 30, 2011.  The difference between the carrying value and the maximum exposure to loss is a function of the fair value of the bond.  The maximum exposure to loss for the property loans is equal to the unpaid principal and interest.  The difference between the carrying value and the maximum exposure is the value of loan loss reserves that have been previously recorded against the outstanding loan balances.

The following tables present the effects of the consolidation of the Consolidated VIEs on the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

Condensed Consolidating Balance Sheets as of June 30, 2011 and December 31, 2010:

	Partnership as of June 30, 2011	Consolidated VIEs as of June 30, 2011	Consolidation -Elimination as of June 30, 2011	Total as of June 30, 2011
Assets
Cash and cash equivalents	$1,810,137	$88,261	$—	$1,898,398
Restricted cash	19,804,464	1,095,729	—	20,900,193
Interest receivable	11,226,850	—	(3,823,511)	7,403,339
Tax-exempt mortgage revenue bonds held in trust, at fair value	112,994,783	—	(23,167,824)	89,826,959
Tax-exempt mortgage revenue bonds, at fair value	47,478,849		—	47,478,849
Real estate assets:
Land	10,655,164	3,250,044	—	13,905,208
Buildings and improvements	79,312,974	31,395,935	—	110,708,909
Real estate assets before accumulated depreciation	89,968,138	34,645,979	—	124,614,117
Accumulated depreciation	(6,702,496)	(11,646,953)	—	(18,349,449)
Net real estate assets	83,265,642	22,999,026	—	106,264,668
Other assets	30,704,597	721,393	(11,327,270)	20,098,720
Total Assets	$307,285,322	$24,904,409	$(38,318,605)	$293,871,126

Liabilities
Accounts payable, accrued expenses and other	$2,122,702	$23,825,733	$(22,871,685)	$3,076,750
Distribution payable	3,866,940	—	—	3,866,940
Debt financing	106,323,584	—	—	106,323,584
Mortgage payable	41,608,577	24,523,000	(24,523,000)	41,608,577
Total Liabilities	153,921,803	48,348,733	(47,394,685)	154,875,851
Partners' Capital
General Partner	(282,062)	—	—	(282,062)
Beneficial Unit Certificate holders	153,482,410	—	8,552,230	162,034,640
Unallocated deficit of Consolidated VIEs	—	(23,444,324)	523,850	(22,920,474)
Total Partners' Capital	153,200,348	(23,444,324)	9,076,080	138,832,104
Noncontrolling interest	163,171	—	—	163,171
Total Capital	153,363,519	(23,444,324)	9,076,080	138,995,275
Total Liabilities and Partners' Capital	$307,285,322	$24,904,409	$(38,318,605)	$293,871,126

	Partnership as of December 31, 2010	Consolidated VIEs as of December 31, 2010	Consolidation -Elimination as of December 31, 2010	Total as of December 31, 2010
Assets
Cash and cash equivalents	$13,095,306	$181,742	$—	$13,277,048
Restricted cash	21,259,931	3,992,825	—	25,252,756
Interest receivable	10,154,676	—	(5,484,494)	4,670,182
Tax-exempt mortgage revenue bonds held in trust, at fair value	95,400,690	—	(21,949,211)	73,451,479
Tax-exempt mortgage revenue bonds, at fair value	47,956,608	—	(20,841,444)	27,115,164
Real estate assets:
Land	6,736,351	6,210,480	—	12,946,831
Buildings and improvements	37,780,446	54,022,248	—	91,802,694
Real estate assets before accumulated depreciation	44,516,797	60,232,728	—	104,749,525
Accumulated depreciation	(5,229,598)	(18,237,507)	—	(23,467,105)
Net real estate assets	39,287,199	41,995,221	—	81,282,420
Other assets	33,078,415	1,334,439	(17,854,654)	16,558,200
Total Assets	$260,232,825	$47,504,227	$(66,129,803)	$241,607,249

Liabilities
Accounts payable, accrued expenses and other	$1,580,642	$39,069,063	$(37,121,402)	$3,528,303
Distribution payable	3,803,399	—	—	3,803,399
Debt financing	95,608,000	—	—	95,608,000
Mortgage payable	10,645,982	50,071,000	(50,071,000)	10,645,982
Total Liabilities	111,638,023	89,140,063	(87,192,402)	113,585,684
Partners' Capital
General Partner	(280,629)	—	—	(280,629)
Beneficial Unit Certificate holders	149,016,757	—	12,372,432	161,389,189
Unallocated deficit of Consolidated VIEs	—	(41,635,836)	8,690,167	(32,945,669)
Total Partners' Capital	148,736,128	(41,635,836)	21,062,599	128,162,891
Noncontrolling interest	(141,326)	—	—	(141,326)
Total Capital	148,594,802	(41,635,836)	21,062,599	128,021,565
Total Liabilities and Partners' Capital	$260,232,825	$47,504,227	$(66,129,803)	$241,607,249

Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2011 and 2010:

	Partnership For the Three Months Ended June 30, 2011	Consolidated VIEs For the Three Months Ended June 30, 2011	Consolidation -Elimination For the Three Months Ended June 30, 2011	Total For the Three Months Ended June 30, 2011
Revenues:
Property revenues	$2,643,139	$1,660,565	$—	$4,303,704
Mortgage revenue bond investment income	2,975,786	—	(568,026)	2,407,760
Other income	148,951	716,639	(716,640)	148,950
Total Revenues	5,767,876	2,377,204	(1,284,666)	6,860,414
Expenses:
Real estate operating (exclusive of items shown below)	1,461,455	1,040,340	—	2,501,795
Provision for loss on receivables	710,690	—	—	710,690
Depreciation and amortization	939,866	474,333	(5,213)	1,408,986
Interest	1,682,333	1,130,108	(1,130,108)	1,682,333
General and administrative	677,422	—	—	677,422
Total Expenses	5,471,766	2,644,781	(1,135,321)	6,981,226
Net income (loss)	296,110	(267,577)	(149,345)	(120,812)
Net income (loss) attributable to noncontrolling interest	122,436	—	—	122,436
Net income (loss) - America First Tax Exempt Investors, L. P.	$173,674	$(267,577)	$(149,345)	$(243,248)

	Partnership For the Three Months Ended June 30, 2010	Consolidated VIEs For the Three Months Ended June 30, 2010	Consolidation -Elimination For the Three Months Ended June 30, 2010	Total For the Three Months Ended June 30 , 2010
Revenues:
Property revenues	$1,828,927	$1,899,882	$—	$3,728,809
Mortgage revenue bond investment income	2,447,227	—	(908,914)	1,538,313
Gain on early extinquishment of debt	438,816	—	—	438,816
Other income	125,928	—	(10,034)	115,894
Total Revenues	4,840,898	1,899,882	(918,948)	5,821,832
Expenses:
Real estate operating (exclusive of items shown below)	1,788,233	1,285,492	—	3,073,725
Depreciation and amortization	664,166	590,681	(14,606)	1,240,241
Interest	872,277	1,411,426	(1,411,426)	872,277
General and administrative	590,541	—	—	590,541
Total Expenses	3,915,217	3,287,599	(1,426,032)	5,776,784
Net income (loss)	925,681	(1,387,717)	507,084	45,048
Net income (loss) attributable to noncontrolling interest	(521,666)	—	—	(521,666)
Net income (loss) - America First Tax Exempt Investors, L. P.	$1,447,347	$(1,387,717)	$507,084	$566,714

	Partnership For the Six Months Ended June 30, 2011	Consolidated VIEs For the Six Months Ended June 30, 2011	Consolidation -Elimination For the Six Months Ended June 30, 2011	Total For the Six Months Ended June 30, 2011
Revenues:
Property revenues	$4,587,474	$3,546,803	$—	$8,134,277
Mortgage revenue bond investment income	5,880,460	—	(1,251,787)	4,628,673
Other income	295,324	4,133,477	(4,028,490)	400,311
Total Revenues	10,763,258	7,680,280	(5,280,277)	13,163,261
Expenses:
Real estate operating (exclusive of items shown below)	2,644,058	2,096,464	—	4,740,522
Provision for loss on receivables	710,690	—	—	710,690
Depreciation and amortization	1,633,961	1,019,059	(18,469)	2,634,551
Interest	2,508,058	2,454,406	(2,454,406)	2,508,058
General and administrative	1,319,017	—	—	1,319,017
Total Expenses	8,815,784	5,569,929	(2,472,875)	11,912,838
Net income (loss)	1,947,474	2,110,351	(2,807,402)	1,250,423
Net income (loss) attributable to noncontrolling interest	304,497	—	—	304,497
Net income (loss) - America First Tax Exempt Investors, L. P.	$1,642,977	$2,110,351	$(2,807,402)	$945,926

	Partnership For the Six Months Ended June 30, 2010	Consolidated VIEs For the Six Months Ended June 30, 2010	Consolidation -Elimination For the Six Months Ended June 30, 2010	Total For the Six Months Ended June 30, 2010
Revenues:
Property revenues	$3,582,518	$3,667,784	$—	$7,250,302
Mortgage revenue bond investment income	4,743,512	—	(1,724,628)	3,018,884
Gain on early extinguishment of debt	438,816	—	—	438,816
Other interest income	222,860	—	(10,034)	212,826
Total Revenues	8,987,706	3,667,784	(1,734,662)	10,920,828
Expenses:
Real estate operating (exclusive of items shown below)	2,747,935	2,400,682	—	5,148,617
Depreciation and amortization	1,333,023	1,132,096	(27,861)	2,437,258
Interest	1,845,279	2,756,945	(2,756,945)	1,845,279
General and administrative	1,098,776	—	—	1,098,776
Total Expenses	7,025,013	6,289,723	(2,784,806)	10,529,930
Net income (loss)	1,962,693	(2,621,939)	1,050,144	390,898
Net income (loss) attributable to noncontrolling interest	(523,208)	—	—	(523,208)
Net income (loss) - America First Tax Exempt Investors, L. P.	$2,485,901	$(2,621,939)	$1,050,144	$914,106

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

	June 30, 2011
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Ashley Square (1)	$5,332,000	$—	$(139,255)	$5,192,745
Autumn Pines (2)	12,355,048	—	(643,414)	11,711,634
Bella Vista (1)	6,650,000	—	(655,224)	5,994,776
Bridle Ridge (1)	7,840,000	—	(763,459)	7,076,541
Brookstone (1)	7,428,547	852,763	—	8,281,310
Cross Creek (1)	5,938,204	1,615,061	—	7,553,265
Lost Creek (1)	15,989,894	1,326,476	—	17,316,370
Runnymede (1)	10,720,000	—	(847,630)	9,872,370
Southpark (1)	11,980,470	910,253	—	12,890,723
Woodlynn Village (1)	4,507,000	—	(569,775)	3,937,225
Tax-exempt mortgage revenue bonds held in trust	$88,741,163	$4,704,553	$(3,618,757)	$89,826,959

	June 30, 2011
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Briarwood Manor	$4,488,438	$258,424	$—	$4,746,862
GMF-Madison Tower	3,810,000	—	(343)	3,809,657
GMF-Warren/Tulane	11,815,000	78,570	—	11,893,570
Iona Lakes	15,810,000	—	(327,267)	15,482,733
Woodland Park	15,662,000	—	(4,115,973)	11,546,027
Tax-exempt mortgage revenue bonds	$51,585,438	$336,994	$(4,443,583)	$47,478,849

	December 31, 2010
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gains	Unrealized Loss	Estimated Fair Value
Ashley Square (1)	$5,356,000	$—	$(643,813)	$4,712,187
Bella Vista (1)	6,695,000	—	(1,044,554)	5,650,446
Bridle Ridge (1)	7,865,000	—	(1,342,509)	6,522,491
Brookstone (1)	7,418,019	287,507	—	7,705,526
Cross Creek (1)	5,913,776	1,337,352	—	7,251,128
Lost Creek (1)	15,928,741	516,094	—	16,444,835
Runnymede (1)	10,755,000	—	(1,545,327)	9,209,673
Southpark (1)	11,940,458	264,143	—	12,204,601
Woodlynn Village (1)	4,522,000	—	(771,408)	3,750,592
Tax-exempt mortgage revenue bonds held in trust	$76,393,994	$2,405,096	$(5,347,611)	$73,451,479

	December 31, 2010
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Autumn Pines	$12,334,247	$—	$(1,244,227)	$11,090,020
Clarkson College	5,836,667	—	(821,753)	5,014,914
Woodland Park	15,662,000	—	(4,651,770)	11,010,230
Tax-exempt mortgage revenue bonds	$33,832,914	$—	$(6,717,750)	$27,115,164

(1) Bonds owned by ATAX TEBS I, LLC, Note 7
(2) Bond held by Duetsche Bank in a secured financing transaction, Note 7

Valuation - As all of the Company’s investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  Due to the limited market for the tax-exempt bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the bonds.  There is no active trading market for the bonds and price quotes for the bonds are not generally available.  As of June 30, 2011, all of the Company’s tax-exempt mortgage revenue bonds were valued using discounted cash flow and yield to maturity analyses performed by management.  Management’s valuation encompasses judgment in its application.  The key assumption in management’s yield to maturity analysis is the range of effective yields on the individual bonds.  At June 30, 2011, the range of effective yields on the individual bonds was 6.6% to 8.3%.  At December 31, 2010, the range of effective yields on the individual bonds was 7.2% to 8.7%. Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these bonds.  Assuming an immediate 10 percent adverse change in the key assumption, the effective yields on the individual bonds would increase to a range of 7.2% to 9.1% and would result in additional unrealized losses on the bond portfolio of approximately $11.0 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  Pricing services, broker quotes and management’s analyses provide indicative pricing only.

Unrealized gains or losses on these tax-exempt bonds are recorded in accumulated other comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. As of June 30, 2011, the following bond investments have been in an unrealized loss position for greater than twelve months; Ashley Square, Bella Vista, Bridle Ridge, Runnymede, Woodlynn Village and Woodland Park.  The Company has reviewed each of its mortgage revenue bonds for impairment. Based upon this evaluation, the current unrealized losses on the bonds are considered to be temporary.  Valuations have improved during the first half of 2011. If the credit and capital markets would deteriorate, the Company experiences deterioration in the values of its investment portfolio or if the Company’s intent and ability to hold certain bonds changes, the Company may incur impairments to its investment portfolio which could negatively impact the Company’s financial condition, cash flows, and reported earnings.

In June 2011, the Partnership acquired at par a $3.8 million tax-exempt mortgage revenue bond and a $315,000 taxable revenue bond secured by the GMF-Madison Tower Apartments, a 147 unit multifamily apartment complex located in Memphis, Tennessee, which represented 100% of the bond issuance. These bonds were issued for the acquisition of the GMF-Madison Tower Apartments by an affiliate of the Global Ministries Foundation, an unaffiliated not-for-profit entity. The tax-exempt bond carries an annual interest rate of 6.75% and matures on December 1, 2046. The taxable bond carries an annual interest rate of 7.75% and matures on December 1, 2019. The bonds do not provide for contingent interest. The Company has determined that the entity which owns GMF-Madison Tower Apartments is an unrelated not -for-profit which under the accounting guidance is not subject to applying the VIE consolidation guidance. As a result, its financial statements are not consolidated into the consolidated financial statements of the Company.

In June 2011, the Partnership acquired at par a $11.8 million tax-exempt mortgage revenue bond and a $485,000 taxable revenue bond secured by the GMF-Warren/Tulane Apartments, a 448 unit multifamily apartment complex located in Memphis, Tennessee, which represented 100% of the bond issuance. These bonds were issued for the acquisition of the GMF-Warren/Tulane Apartments by an affiliate of the Global Ministries Foundation, an unaffiliated not-for-profit entity. The tax-exempt bond carries an annual interest rate of 6.75% and matures on December 1, 2046. The taxable bond carries an annual interest rate of 6.5% and matures on December 1, 2015. The bonds do not provide for contingent interest. The Company has determined that the entity which owns GMF-Warren/Tulane Apartments is an unrelated not-for-profit which under the accounting guidance is not subject to applying the VIE consolidation guidance. As a result, its financial statements are not consolidated into the consolidated financial statements of the Company.

In May 2011, the outstanding Clarkson College tax-exempt revenue bond held by the Company was retired early for an amount equal to the outstanding principal and base interest plus accrued but unpaid contingent interest. As of March 31, 2011, the Company carried the investment in the Clarkson College bond at an estimated fair market value of approximately $5.1 million. The retirement of the bond resulted in a payment to the Partnership of approximately $6.1 million consisting of approximately $5.8 million in principal, approximately $16,000 of base interest and approximately $308,000 of accrued contingent interest.

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

Woodland Park. Woodland Park was completed in November 2008, but has not yet reached stabilization which is defined in the bond documents as the generation of a 1.15:1 debt service coverage ratio for six straight months. Additionally, there were insufficient funds on deposit with the bond trustee to make the debt service payment of approximately $452,000 on the bonds which was due on May 3, 2010 and the property owner did not provide additional capital to fund the shortfall. As a result, a payment default on the bonds has occurred. In order to protect its investment, the Partnership has issued a formal notice of default through the bond trustee and has started the foreclosure process. The foreclosure process is expected to take months to complete. The Partnership would expect to remove and replace the general and limited partners of the property owner through foreclosure. This action would allow a new property owner to re-syndicate the LIHTCs associated with this property. If these LIHTCs can be successfully re-syndicated, it will provide additional capital to the project which can be used to support debt service payments on the tax-exempt mortgage revenue bonds until property operations improve to the point that sufficient cash is generated to pay any past due amounts on the bonds as well as ongoing debt service. If the re-syndication of LIHTCs is not successful, the Partnership may pursue other options including making additional taxable loans to the property or completing the foreclosure process and taking direct ownership of the property. The Partnership believes that the most significant issue in the slow lease-up of the property and its failure to achieve stabilization has been the 100% set aside of the rental units for tenants that make less than 60% of the area median income. At the request of the Partnership, in April 2010, the property owner reduced the number of units set aside for affordable tenants to 75% and began leasing 59 units to market rate tenants. Additionally, the property owner has agreed that, if needed to stabilize the property, it would further reduce the units set aside for affordable tenants to 60% thereby making an additional 35 units available to market rate tenants. As of December 31, 2010, the property had 190 units leased out of total available units of 236, or 81% physical occupancy. As of June 30, 2011, occupancy has increased to 208 units, or 88% physical occupancy, and an additional five leases are pending. Based on the level of leasing activity resulting from the change in the mix of affordable and market rate tenants, the Partnership continues to believe that Woodland is capable of reaching stabilization.

The Company periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment. The value of the underlying property assets is ultimately the most relevant measure of value to support the investment carrying values. Investments tested for impairment include all fixed assets, bond investments and taxable loans made to various properties and other amounts due to the Company. Such evaluation is based on cash flow and discounted cash flow models. The Company concluded that there was no impairment of fixed assets or bond investments as of June 30, 2011 for any of the Company's investments. However, this evaluation did determine that a portion of the interest receivable on the Woodland Park bond was impaired and that an allowance for loss should be recorded. An allowance for loss and associated provision for loss of approximately $700,000 was recorded against the the accrued bond interest in the first half of 2011. In addition the Company plans to record a reserve against the interest income on the Woodland Park bonds beginning on July 1, 2011.

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

5.  Real Estate Assets

MF Properties

To facilitate its investment strategy of acquiring additional tax-exempt mortgage bonds secured by MF Properties, the Company has acquired through its various subsidiaries 99% limited partner positions in five limited partnerships and 100% member positions in four limited liability companies that own the MF Properties.  The financial statements of these properties are consolidated with those of the Company.  The general partners of these partnerships are unaffiliated parties and their 1% ownership interest in these limited partnerships is reflected in the Company’s consolidated financial statements as non-controlling interests.  The Company expects each of these MF Properties to eventually be sold either to a not-for-profit entity or in connection with a syndication of LIHTCs. The Company expects to purchase tax-exempt mortgage revenue bonds issued by the new property owners as part of the restructuring.

Recent Transactions

In the third quarter of 2010, the Company purchased a minority interest equal to 8.7% ownership in 810 Schutte Road LLC ("Eagle Village"), a 511 bed student housing facility located in Evansville, Indiana. The minority interest investment totaled approximately $1.1 million and was presented in other assets. On June 29, 2011, the Partnership acquired the remaining ownership interest in Eagle Village. Approximately $3.1 million of cash on hand plus a conventional mortgage of approximately $8.9 million was used to purchase the remaining ownership. The mortgage loan carries a variable interest rate of one-month LIBOR plus 2.75% but will not be less than 3.5%. On June 30, 2011 this rate was 3.5%. This mortgage matures on June 1, 2013. Subsequent to June 30, 2011, Eagle Village returned $125,000 to the Company as a preferred return on their investment. Eagle Village is wholly owned by a subsidiary of the Partnership and was reported as an MF Property. The Partnership plans to operate the property as a student housing facility. Once stabilized as a student housing property, the Company will seek to restructure the ownership and capital structure through the sale of the property to a student housing not-for-profit entity. The Company anticipates it will purchase tax-exempt bonds issued as part of such a restructuring.

On March 31, 2011, the Partnership purchased The Arboretum on Farnam Drive ("Arboretum"), a 145 unit independent senior living facility located in Omaha, Nebraska, for approximately $20.0 million plus transaction expenses of approximately $449,000. The purchase price was funded through a conventional mortgage of $17.5 million and cash on hand. The mortgage payable is with Omaha State Bank, carries a 5.25% fixed rate and matures on March 31, 2014. The Partnership intends to restructure the property operations by shifting from an entrance fee rental income model utilized by the prior ownership to a current market rent model. Upon lease-up and stabilization of the property, projected to occur within the next 12 months, the Partnership expects to sell the property to a 501(c)3 not-for-profit entity and acquire tax-exempt mortgage revenue bonds collateralized by the property.

Individually these acquisitions are not material but in the aggregate they must be disclosed pursuant to the business combinations guidance. A condensed balance sheet at the date of acquisition for each of the 2011 acquisitions is included below.

Eagle Village 6/29/2011 (Date of acquisition)
Cash and cash equivalents	$244,923
Restricted cash	589,493
Other current assets	46,380
In-place lease assets	96,829
Real estate assets	12,383,605
Finance costs	108,060
Total Assets	$13,469,290
Accounts payable, accrued expenses and other	$278,230
Mortgage payable	8,925,000
Stockholders' equity	4,266,060
Total liabilities and stockholders' equity	$13,469,290

Arboretum 3/31/2011 (Date of acquisition)
Cash and cash equivalents	$186,575
Restricted cash	429,231
Other current assets	116,631
Real estate assets	20,031,050
Finance costs	181,565
Total Assets	$20,945,052
Mortgage payable	$17,500,000
Stockholders' equity	3,445,052
Total liabilities and stockholders' equity	$20,945,052

The table below shows the pro forma condensed consolidated results of operations of the Company as if the Eagle Village and Arboretum properties had been acquired at the beginning of the periods presented:

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010

Revenues	$7,210,969	$6,432,811	$14,397,558	$12,444,806
Net (loss) income	(272,199)	590,661	1,037,256	1,118,038
Net income allocated to unitholders	87,954	1,454,413	1,662,845	2,662,566
Unitholder' interest in net income per unit (basic and diluted)	$—	$0.05	$0.06	$0.11

In February 2011, the Partnership foreclosed on the bonds secured by DeCordova and Weatherford and one of the Partnership's subsidiaries took 100% ownership interest in these limited liability companies. Both properties are reported as MF Properties. The following is a discussion of the circumstances related to the DeCordova and Weatherford properties.

Residences at DeCordova. This property is a senior (55+) affordable housing project located in Granbury, Texas in the Dallas-Fort Worth area.  As of June 30, 2011, the property had 76 units leased out of total available units of 76, or 100% physical occupancy. As of December 31, 2010, the property had 65 units leased out of total available units of 76, or 86% physical occupancy.  At this time the Partnership expects to operate the property as a market rate rental property for the next 9 months when it will evaluate its options in order to recoup its investment.

Residences at Weatherford. Residences at Weatherford are currently under construction and will contain 76 units upon completion. This property is a senior (55+) affordable housing project located in Weatherford, Texas in the Dallas-Fort Worth area. The construction of this property has begun and the expected completion date is February 2012. The Partnership intends to fund the construction and stabilization of the property. Further, the Partnership expects to operate the property as a market rate property and will evaluate its options in order to recoup its investment.

In July 2011, the Company obtained a $6.5 million construction loan secured by the DeCordova and Weatherford properties. This construction loan will be used to fund the completion of Weatherford and the planned future expansion of DeCordova. The construction loan is with Pinnacle Bank and carries a fixed annual interest rate of 5.9%, maturing on July 28, 2015.

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

MF Properties
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at June 30, 2011
Arboretum	Omaha, NE	145	$1,720,740	$18,602,325	$20,323,065
Eagle Ridge	Erlanger, KY	64	290,763	2,465,806	2,756,569
Eagle Village	Evansville, IN	511	1,133,180	11,347,253	12,480,433
Meadowview	Highland Heights, KY	118	688,539	5,032,800	5,721,339
Churchland	Chesapeake, VA	124	1,171,146	6,374,702	7,545,848
Glynn Place	Brunswick, GA	128	743,996	4,660,939	5,404,935
Greens of Pine Glen	Durham, NC	168	1,744,760	5,233,721	6,978,481
Residences of DeCordova	Granbury, TX	76	527,436	4,838,340	5,365,776
Residences of Weatherford	Weatherford, TX	76	533,000	2,323,771	2,856,771
					69,433,217
Less accumulated depreciation (depreciation expense of approximately $918,000 in 2011)					(4,200,398)
Balance at June 30, 2011					$65,232,819

MF Properties Subject to Sales Agreement
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at June 30, 2011
Crescent Village	Cincinnati, OH	90	$353,117	$5,756,713	$6,109,830
Willow Bend	Hilliard, OH	92	580,130	4,091,876	4,672,006
Postwoods	Reynoldsburg, OH	180	1,148,504	8,604,581	9,753,085
					20,534,921
Less accumulated depreciation (depreciation expense of approximately $373,000 in 2011)					(2,502,098)
Balance at June 30, 2011					$18,032,823

MF Properties
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2010
Eagle Ridge	Erlanger, KY	64	$290,763	$2,459,077	$2,749,840
Meadowview	Highland Heights, KY	118	703,936	5,010,028	5,713,964
Churchland	Chesapeake, VA	124	1,171,146	6,358,531	7,529,677
Glynn Place	Brunswick, GA	128	743,996	4,636,281	5,380,277
Greens of Pine Glen	Durham, NC	168	1,744,760	5,211,464	6,956,224
					28,329,982
Less accumulated depreciation (depreciation expense of approximately $1.3 million in 2010)					(3,100,512)
Balance at December 31, 2010					$25,229,470

MF Properties Subject to Sales Agreement
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2010
Crescent Village	Cincinnati, OH	90	$353,117	$4,395,937	$4,749,054
Willow Bend	Hilliard, OH	92	580,130	3,070,386	3,650,516
Postwoods	Reynoldsburg, OH	180	1,148,504	6,638,740	7,787,244
					16,186,814
Less accumulated depreciation (depreciation expense of approximately $600,000 in 2010)					(2,129,085)
Balance at December 31, 2010					$14,057,729

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

As discussed in Note 3, as of May 31, 2011 Iona Lakes is no longer consolidated as a Consolidated VIE but is now reflected as an investment in tax-exempt bonds and other assets.

The Company consolidated the following properties owned by Consolidated VIEs in continuing operations as of June 30, 2011 and December 31, 2010:

Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at June 30, 2011
Bent Tree Apartments	Columbia, SC	232	$986,000	$11,676,330	$12,662,330
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,574,308	9,424,708
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	11,162,141	12,558,941
					34,645,979
Less accumulated depreciation (depreciation expense of approximately $997,000 in 2011)					(11,646,953)
					$22,999,026
Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2010
Bent Tree Apartments	Columbia, SC	232	$986,000	$11,598,081	$12,584,081
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,431,601	9,282,001
Residences at DeCordova	Granbury, TX	76	527,436	4,761,552	5,288,988
Residences at Weatherford	Weatherford, TX	76	533,000	602,996	1,135,996
Iona Lakes Apartments	Ft. Myers, FL	350	1,900,000	17,508,844	19,408,844
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	11,136,019	12,532,819
					60,232,729
Less accumulated depreciation (depreciation expense of approximately $2.2 million in 2010)					(18,237,508)
					$41,995,221

6. Other Assets

The Company had the following Other Assets as of dates shown:

	June 30, 2011	December 31, 2010
Property loans receivable	$23,814,908	$16,465,960
Less: Loan loss reserves	(12,213,765)	(9,899,749)
Deferred financing costs - net	4,159,002	4,040,735
Fair value of derivative contracts	2,518,237	3,406,791
Other assets	1,820,338	2,544,463
Total Other Assets	$20,098,720	$16,558,200

In addition to the tax-exempt mortgage revenue bonds held by the Company, taxable property loans have been made to the owners of the properties which secure the bonds and are reported as Other Assets, net of loan loss reserves.  The Company periodically, or as changes in circumstances or operations dictate, evaluates such taxable loans for impairment.  The value of the underlying property assets is ultimately the most relevant measure of value to support the taxable loan values.  The Company utilizes a discounted cash flow model in estimating a property fair value.  Discounted cash flow models containing varying assumptions are considered.   The various models may assume multiple revenue and expense scenarios, various capitalization rates and multiple discount rates.  Other information, such as independent appraisals, may be considered in estimating a property fair value.  If the estimated fair value of the property after deducting the amortized cost basis of any senior tax-exempt mortgage revenue bond exceeds the principal balance of the property loan then no potential loss is indicated and no allowance for property loans is needed. In estimating the property valuation, the most significant assumptions utilized in the discounted cash flow model remained the same as discussed in the Form 10-K. The most significant assumptions utilized in the discounted cash flow model include revenue and expense projections and capitalization rates.

As discussed in Note 3, the Company deconsolidated Iona Lakes on May 31, 2011. The deconsolidation resulted in the Company including Iona Lakes' $7.3 million taxable loan and accrued interest which is net of $1.7 million in allowance at June 30, 2011.

During the first half of 2011, the Partnership advanced additional funds to the Foundation for Affordable Housing, Cross Creek and Iona Lakes of approximately $144,000, $170,000 and $313,000, respectively. During the first six months of 2011, the Partnership recorded an loan loss reserves equal to the accrued interest on the Ashley Square, Cross Creek, Iona Lakes and Woodland Park property loans.

The following is a summary of the taxable loans, accrued interest and allowance on the amounts due at June 30, 2011 and December 31, 2010, respectively:

	June 30, 2011
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Net Taxable Loans
Ashley Square	$4,786,342	$1,208,828	$(4,805,170)	$1,190,000
Cross Creek	6,558,227	1,506,032	(4,710,504)	3,353,755
Foundation for Affordable Housing	4,522,105	644,174	—	5,166,279
Iona Lakes	7,034,118	1,908,721	(1,678,461)	7,264,378
Woodland Park	914,116	105,514	(1,019,630)	—
	$23,814,908	$5,373,269	$(12,213,765)	$16,974,412

	December 31, 2010
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Net Taxable Loans
Ashley Square	$4,786,342	$1,018,634	$(4,614,976)	$1,190,000
Cross Creek	6,388,227	1,119,201	(4,323,674)	3,183,754
Foundation for Affordable Housing	4,377,275	397,110	—	4,774,385
Woodland Park	914,116	46,983	(961,099)	—
	$16,465,960	$2,581,928	$(9,899,749)	$9,148,139

7.  Debt Financing

Tender Option Bond Financing

On July 7, 2011, the Company closed a $10.0 million financing utilizing a Tender Option Bond ("TOB") structure with the Deutsche Bank ("DB"). The TOB was structured as a securitization of the Company's $13.4 million Autumn Pines Apartments tax-exempt mortgage revenue bond. The Company transferred this bond to a custodian and trustee that are affiliates of DB. The TOB trustee then issued senior floating-rate participation interests ("SPEARS"), and residual participation interests, ("LIFERS"). The SPEARS and LIFERS represent beneficial interests in the securitized asset held by the TOB trustee. The SPEARS were credit-enhanced by DB and sold through a placement agent to unaffiliated investors. The gross proceeds from the sale of the SPEARS were remitted to the Company. The LIFERS were retained by the Company and are pledged to DB to secure certain reimbursement obligations.

The TOB trust receives all principal and interest payments on the bond. The holders of the SPEARS are entitled to receive regular payments from the TOB trust at a variable rate established by a third party remarketing firm that is expected to be similar to the weekly Securities Industry and Financial Markets Association (“SIFMA”) floating index rate. Payments on the SPEARS will be made prior to any payments on the LIFERS held by the Company. As the holder of the LIFERS, the Company is not entitled to receive payments from the TOB trust at any particular rate, but will be entitled to all remaining principal and interest paid on the bond after payment due on the SPEARS and payment of trust expenses including trustee, remarketing and liquidity fees. Accordingly, payments to the Company on the LIFERS are expected to vary over time.

As a result, the TOB essentially provides the Company with a secured variable rate debt facility at interest rates that reflect the prevailing short-term tax-exempt rates paid by the TOB trust on the SPEARS. Payments made to the holders of the SPEARS and the amount of trust fees essentially represent the Company's effective cost of borrowing on the net proceeds it received from the sale of the SPEARS. At closing of the TOB, the rate paid on the SPEARS was 0.09% per annum and the total trust fees were 1.75% per annum, resulting in a total initial cost of borrowing of 1.84% per annum. The Company is evaluating the accounting treatment for this financing arrangement.

In June 2011, the Partnership entered into a general credit facility with Omaha State Bank ("OSB Facility") that allows the Company to borrow $4.0 million. This facility had an outstanding balance of $1.0 million at June 30, 2011. The OSB Facility is a term loan that matures on June 30, 2012, is collateralized by the Briarwood Manor tax-exempt mortgage revenue bond and bears interest at a fixed annual rate of 5.25% per annum.

In March 2011, the Partnership entered into a sale and repurchase transaction with DB related to the Autumn Pines tax-exempt mortgage revenue bond. The transaction was structured such that DB purchased the Autumn Pines bond for $10.0 million plus accrued interest on March 31, 2011. This transaction is a secured financing arrangement and is reflected as such in the June 30, 2011 financial statements. The proceeds of this structured financing were utilized to enable the Partnership to complete the investments in the Briarwood Manor tax-exempt bond and the Arboretum MF Property during the first quarter. On July 7, 2011, the Partnership repurchased the Autumn Pines bond for $10.0 million plus accrued interest in connection with the TOB facility, discussed above.

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

The Class A TEBS Certificates were issued in an initial principal amount of $95.8 million and were sold through a placement agent to unaffiliated investors.  The holders of the Class A TEBS Certificates are entitled to receive regular payments of interest from Freddie Mac at a variable rate which resets periodically based on the weekly Securities Industry and Financial Markets Association (“SIFMA”) floating index rate plus certain credit, facility, remarketing and servicing fees (the “Facility Fees”).  As of closing, the SIFMA rate was equal to 0.25% and the total Facility Fees were 1.9%, resulting in a total initial cost of borrowing of 2.15%.  As of June 30, 2011 and December 31, 2010, the SIFMA rate was equal to 0.14% and 0.34%, respectively, resulting in a total cost of borrowing of 2.14% and 2.24%, respectively.

The Company’s Debt Financing as of June 30, 2011, contractually matures over the next five years and thereafter as follows:

2011	$10,390,584
2012	1,945,000
2013	1,009,000
2014	1,083,000
2015	1,139,000
Thereafter	90,757,000
Total	$106,323,584

8.  Mortgages Payable

The Company reports the mortgage loans secured by certain MF Properties on its consolidated financial statements as Mortgages payable.  As of June 30, 2011, outstanding mortgage loans totaled approximately $41.6 million.   As of December 31, 2010, outstanding mortgage loans totaled approximately $10.6 million.

In June 2011, the Company obtained a conventional mortgage of approximately $8.9 million, which was used to acquire Eagle Village. The mortgage carries a variable interest rate of one-month LIBOR plus 2.75%, but will not be less than 3.5%. On June 30, 2011 this rate was 3.5%. This mortgage matures on June 1, 2013.

In May 2011, the Greens of Pine Glen obtained an approximate $4.6 million mortgage loan. The mortgage carries a variable interest rate of prime plus 1.00% or 4.25%, whichever is greater. On June 30, 2011 the rate was 4.25%. This mortgage matures on May 1, 2014.

In March 2011, the Company purchased Arboretum, an independent senior living facility in Omaha, Nebraska. A portion of the purchase price was financed with approximately $17.5 million mortgage payable. This mortgage carries a 5.25% fixed rate and matures on March 31, 2014.

The Company’s mortgages payable as of June 30, 2011 contractually mature over the next five years and thereafter as follows:

2011	$4,399,394
2012	126,220
2013	14,954,963
2014	22,128,000
2015	—
Thereafter	—
Total	$41,608,577

9.  Transactions with Related Parties

The general partner of the Partnership, AFCA 2, is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its tax-exempt mortgage revenue bonds, taxable loans collateralized by real property, and other tax-exempt investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. For the three and six months ended June 30, 2011, the Partnership paid administrative fees to AFCA 2 of approximately $185,600 and $386,600, respectively.  For the three and six months ended June 30, 2010, the Partnership paid administrative fees to AFCA 2 of approximately $105,000 and $200,000, respectively. In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the tax-exempt mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these tax-exempt mortgage revenue bonds and totaled approximately $39,500 and $85,000 for the three and six months ended June 30, 2011, respectively. For the three and six months ended June 30, 2010, these fees totaled approximately $45,000 and $100,000, respectively.

AFCA 2 earned mortgage placement fees in connection with the acquisition of certain tax-exempt mortgage revenue bonds.  These mortgage placement fees were paid by the owners of the respective properties and, accordingly, have not been reflected in the accompanying condensed consolidated financial statements because these properties are not considered VIEs.  During the three and six months ended June 30, 2011, AFCA 2 earned mortgage placement fees of approximately $363,000 and $407,000 respectively. During the three and six months ended June 30, 2010, AFCA 2 earned mortgage placement fees of approximately $339,000.

An affiliate of AFCA 2, America First Properties Management Company, LLC (“Properties Management”), provides property management services for Arboretum, Ashley Square Apartments, Iona Lakes Apartments, Bent Tree Apartments, Lake Forest Apartments, Fairmont Oaks Apartments, Cross Creek, Clarkson College, Woodland Park, Residences at DeCordova, Eagle Ridge, Eagle Village, Crescent Village, Meadowview, Willow Bend, Postwoods, Churchland, Glynn Place and Greens of Pine Glen.  Properties Management earned management fees of approximately $290,000 and $545,000 for the three and six months ended June 30, 2011, respectively, for the management of these properties.  Properties Management earned management fees of approximately $245,000 and $483,000 for the management of Ashley Square Apartments, Iona Lakes Apartments, Bent Tree Apartments, Lake Forest Apartments, Fairmont Oaks Apartments, Cross Creek, Clarkson College, Woodland Park, Residences at DeCordova, Eagle Ridge, Crescent Village, Meadowview, Willow Bend, Postwoods, Churchland, Glynn Place and Greens of Pine Glen for the three and six months ended June 30, 2010, repectively. These property management fees are not Partnership expenses, but are paid in each case by the owner of the multifamily apartment property.  However, for properties owned by entities treated as Consolidated VIEs and for MF Properties, the property management fees are reflected as real estate operating expenses on the Company’s consolidated financial statements.  The property management fees are paid out of the revenues generated by all properties financed by tax-exempt bonds and taxable mortgages prior to the payment of debt service on the Partnership’s tax-exempt revenue bonds and taxable loans.

The owners of the limited-purpose corporations which own three of the Consolidated VIEs held by the Company are employees of Burlington who are not involved in the operation or management of the Company and who are not executive officers or managers of Burlington.

10.  Interest Rate Derivative Agreements

As of June 30, 2011, the Company has four derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing and mortgages payable. The terms of the derivative agreements are as follows:

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

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $656,000 and $889,000 for the three and six months ended June 30, 2011, respectively. The change in the fair value of derivative contracts resulted in an increase in interest expense of approximately $14,000 and $129,000 for the three and six months ended June 30, 2010, respectively.

11.  Segment Reporting

The Company consists of three reportable segments, Tax-Exempt Bond Investments, MF Properties, and Consolidated VIEs.  In addition to the three reportable segments, the Company also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

Tax-Exempt Bond Investments Segment

The Tax-Exempt Bond Investments segment consists of the Company’s portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  Such tax-exempt bonds are held as long-term investments.  The multifamily apartment properties financed by these tax-exempt bonds contain a total of 4,059 rental units.  As of June 30, 2011, the Company held eighteen tax-exempt bonds (secured by eighteen properties) not associated with Consolidated VIEs and three tax-exempt bonds associated with Consolidated VIEs.  Of these twenty-one tax-exempt bonds, seven are owned directly by the Partnership, thirteen are owned by the Partnership's Consolidated Subsidiary, ATAX TEBS I, LLC, and one is held in trust by Deutsche Bank. Additionally, two of these bonds secured by the three Ohio Properties subject to a sales agreement (Note 2) are eliminated in consolidation on the Company's financial statements.

MF Properties Segment

The MF Properties segment consists of indirect equity interests in twelve multifamily apartment properties which are not currently financed by tax-exempt bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring.  In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties.  The Partnership's interests in its current MF Properties are not currently classified as Assets Held for Sale because the Partnership is not actively marketing them for sale, there is no definitive purchase agreement in existence that, under current guidance, can be recognized as a sale of real estate assets and, therefore, no sale is expected in the next twelve months.  As discussed above, the Ohio Properties are subject to a sales agreement (Note 2). During the time the Partnership holds an interest in a MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.  Any such cash distribution will contribute to the Partnership’s Cash Available for Distribution (“CAD”).

The Consolidated VIE Segment

The Consolidated VIE segment consists of multifamily apartment properties which are financed with tax-exempt bonds held by the Partnership, the assets, liabilities and operating results of which are consolidated with those of the Partnership as a result of consolidation guidance.  The tax-exempt bonds on these Consolidated VIE properties are eliminated from the Company’s financial statements as a result of such consolidation, however, such bonds are held as long-term investments by the Partnership which continues to be entitled to receive principal and interest payments on such bonds.  The Company does not actually own an equity position in the Consolidated VIEs or their underlying properties.  As of June 30, 2011, the Company consolidated three VIE multifamily apartment properties containing a total of 650 rental units. At December 31, 2010 and June 30, 2010, the Company consolidated six VIEs containing 1,152 rental units.

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

The following table details certain key financial information for the Company’s reportable segments for the three and six months ended June 30, 2011, and year ended December 31, 2010:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Total revenue
Tax-Exempt Bond Investments	$3,124,811	$3,011,971	$6,175,858	$5,405,188
MF Properties	2,643,065	1,828,927	4,587,400	3,582,518
Consolidated VIEs	2,377,204	1,899,882	7,680,280	3,667,784
Consolidation/eliminations	(1,284,666)	(918,948)	(5,280,277)	(1,734,662)
Total revenue	$6,860,414	$5,821,832	$13,163,261	$10,920,828

Interest expense
Tax-Exempt Bond Investments	$1,349,496	$630,188	$2,097,826	$1,345,570
MF Properties	332,837	242,089	410,232	499,709
Consolidated VIEs	1,130,108	1,411,426	2,454,406	2,756,945
Consolidation/eliminations	(1,130,108)	(1,411,426)	(2,454,406)	(2,756,945)
Total interest expense	$1,682,333	$872,277	$2,508,058	$1,845,279

Depreciation expense
Tax-Exempt Bond Investments	$—	$—	$—	$—
MF Properties	760,656	480,105	1,290,516	956,541
Consolidated VIEs	464,424	569,311	997,899	1,092,610
Consolidation/eliminations	—	—	—	—
Total depreciation expense	$1,225,080	$1,049,416	$2,288,415	$2,049,151

Net income (loss)
Tax-Exempt Bond Investments	$261,345	$2,104,382	$1,796,292	$3,295,699
MF Properties	(87,671)	(657,034)	(153,315)	(809,798)
Consolidated VIEs	(267,577)	(1,387,717)	2,110,351	(2,621,939)
Consolidation/eliminations	(149,345)	507,083	(2,807,402)	1,050,144
Net (loss) income - America First Tax Exempt Investors, L. P.	$(243,248)	$566,714	$945,926	$914,106

			June 30, 2011	December 31, 2010
Total assets
Tax-Exempt Bond Investments			$330,004,163	$316,922,744
MF Properties			74,623,772	43,979,530
Consolidated VIEs			24,904,409	47,504,227
Consolidation/eliminations			(135,661,218)	(166,799,252)
Total assets			$293,871,126	$241,607,249

Total partners' capital
Tax-Exempt Bond Investments			$194,569,247	$192,682,394
MF Properties			(687,491)	(3,882,221)
Consolidated VIEs			(23,444,324)	(41,635,836)
Consolidation/eliminations			(31,605,328)	(19,001,446)
Total partners' capital			$138,832,104	$128,162,891

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

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU No. 2010-20 enhances the existing disclosure requirements providing more transparency of the allowance for loan losses and credit quality of financing receivables. The new disclosures that relate to information as of the end of a reporting period were effective for the first interim and annual reporting periods ending on or after December 15, 2010.  The new disclosures that relate to activity occurring during the reporting period will be effective for the first interim and annual periods beginning after December 15, 2010, or first quarter of fiscal 2011 and thereafter in the Company’s case.  The adoption of ASU 2010-20 impacted the disclosures in Note 6 but did not affect financial position, results of operations, or cash flows.

In May 2011, the FASB issued ASU 2010-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurements and Disclosures. The ASU is a result of joint efforts by the FASB and the International Accounting Standards Board ("IASB") to develop a single, converged fair value framework that addresses how to measure fair value and the disclosures to be provided. The ASU expands existing disclosure requirements for fair value measurements and makes other amendments. The ASU is effective for interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued ASU No. 2010-05, Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options previously allowed for in ASC 220 and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The ASU did not change the items that must be reported in other comprehensive income. The amendments are effective for fiscal years, and interim periods within those years beginning after December 15, 2012.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2011
Description	Assets/Liabilities at Fair Value	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$137,305,808	$—	$—	$137,305,808
Interest Rate Derivatives	2,518,237	—	—	2,518,237
Total Assets at Fair Value	$139,824,045	$—	$—	$139,824,045

		For Three Months Ended June 30, 2011
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance April 1, 2011		$107,927,564	$3,174,237	$111,101,801
VIE deconsolidation		15,810,000		15,810,000
Total gains (losses) (realized/unrealized)
Included in earnings		—	(656,000)	(656,000)
Included in other comprehensive income		3,790,432	—	3,790,432
Purchases		15,625,000		15,625,000
Bond Retirement		(5,795,000)		(5,795,000)
Settlements		(52,187)	—	(52,187)
Ending Balance June 30, 2011		$137,305,808	$2,518,237	$139,824,045
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30, 2011		$—	$(656,000)	$(656,000)

		For Six Months Ended June 30, 2011
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2011		$100,566,643	$3,406,791	$103,973,434
VIE deconsolidation		15,083,757	—	15,083,757
Total gains (losses) (realized/unrealized)
Included in earnings		—	(888,554)	(888,554)
Included in other comprehensive income		6,639,472	—	6,639,472
Purchases		20,117,500	—	20,117,500
Bond Retirement		(5,047,208)	—	(5,047,208)
Settlements		(54,356)	—	(54,356)
Ending Balance June 30, 2011		$137,305,808	$2,518,237	$139,824,045
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30, 2011		$—	$(888,554)	$(888,554)

		Fair Value Measurements at December 31, 2010
Description	Assets/Liabilities at Fair Value	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$100,566,643	$—	$—	$100,566,643
Interest Rate Derivatives	3,406,791	—	—	3,406,791
Total Assets at Fair Value	$103,973,434	$—	$—	$103,973,434

		For Three Months Ended June 30, 2010
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance April 1, 2010		72,071,958	25,477	72,097,435
VIE deconsolidation		12,371,004	0	12,371,004
VIE consolidation		(9,539,000)	0	(9,539,000)
Total gains (losses) (realized/unrealized)
Included in earnings		0	(13,742)	(13,742)
Included in other comprehensive income		2,370,411	0	2,370,411
Purchases		15,867,588		15,867,588
Settlements		(247,714)	0	(247,714)
Ending Balance June 30, 2010		92,894,247	11,735	92,905,982
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30, 2010		0	(13,742)	(13,742)

		For Six Months Ended June 30, 2010
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2010		$69,399,763	$140,507	$69,540,270
VIE deconsolidation		12,371,004	—	12,371,004
VIE consolidation		(9,539,000)	—	(9,539,000)
Total gains (losses) (realized/unrealized)
Included in earnings		—	(128,772)	(128,772)
Included in other comprehensive income		5,067,606	—	5,067,606
Purchases		15,867,588	—	15,867,588
Settlements		(272,714)	—	(272,714)
Ending Balance June 30, 2010		$92,894,247	$11,735	$92,905,982
Total amount of losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30, 2010		$—	$(128,772)	$(128,772)

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

•
Nine multifamily apartments ("MF Properties") are owned by various Partnership subsidiaries. Such subsidiaries hold a 99% limited partner interest in five limited partnerships and 100% member positions in three limited liability companies. Three apartment properties which are subject to a sales agreement and are also reported as MF Properties – Note 2.

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

Executive Summary

For the three months ended June 30, 2011 the Company generated Net (Loss) of approximately $243,000. For the six months ended June 30, 2011 the Company generated Net Income equal to approximately $946,000. This is compared to approximately $567,000 and $914,000 of Net Income reported for the three and six months ended June 30, 2010. The principal reason for the slightly higher net income during the first half of 2011 as compared to the first half of 2010 was higher tax-exempt interest income related to additional bond holdings offset by the provision for loss recorded against the Woodland Park accrued bond interest and greater interest expense due to the mark to market of the derivatives. The Company generated Cash Available for Distribution (“CAD”) of approximately $2.5 million and $5.0 million for the three and six months ended June 30, 2011, respectively.  This is compared to approximately $3.6 million and $5.4 million for the three and six months ended June 30, 2010. See further discussion of CAD in this Management’s Discussion and Analysis on page 49.

The Partnership continued distributions during the first half of 2011 at an annual rate of $0.50 per BUC.  Although CAD generated in recent quarters has not been sufficient to fully fund distributions at this rate without utilizing the Partnership’s cash reserves to supplement the deficit, the General Partner believes that distributions at the current level are sustainable.  However, if the Partnership is unable to generate CAD at levels in excess of the annual distribution such distribution amount may need to be reduced.

Although there have been positive economic signs recently, challenging economic conditions continue to exist in many of the markets in which apartment properties financed by the Company are located.  The negative economic conditions of the past year have slightly reversed in the first half of 2011. Lower levels of unemployment and slight increases in job growth have had a positive effect on some of the apartment properties which collateralize our tax-exempt bond investments and our MF Properties in the form of increasing occupancy.  Overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents and non-revenue units such as model units and employee units) of the apartment properties that the Partnership has financed with tax-exempt mortgage revenue bonds was approximately 85% for first half of 2011 and approximately 82% for the first half of 2010.  Overall economic occupancy of the MF Properties was approximately 82% for first half of 2011 compared to approximately 84% during the first half of 2010.

Recent Investment Activity

In the third quarter of 2010, the Company purchased a minority interest equal to 8.7% ownership in 810 Schutte Road LLC ("Eagle Village"), a 511 bed student housing facility located in Evansville, Indiana. The minority interest investment totaled approximately $1.1 million and was presented in other assets. On June 29, 2011, the Partnership acquired the remaining ownership interest in Eagle Village. Approximately $3.1 million of cash on hand plus a conventional mortgage of approximately $8.9 million was used to purchase the remaining ownership. The mortgage loan carries a variable interest rate of one-month LIBOR plus 2.75% but will not be less than 3.5%. On June 30, 2011 this rate was 3.5%. This mortgage matures on June 1, 2013. Subsequent to June 30, 2011, Eagle Village returned $125,000 to the Company as a preferred return on their investment. Eagle Village is wholly owned by a subsidiary of the Partnership and was reported as an MF Property. The Partnership plans to operate the property as a student housing facility. Once stabilized as a student housing property, the Company will seek to restructure the ownership and capital structure through the sale of the property to a student housing not-for-profit entity. The Company anticipates it will purchase tax-exempt bonds issued as part of such a restructuring.

In June 2011, the Partnership acquired at par a $3.8 million tax-exempt mortgage revenue bond and a $315,000 taxable revenue bond secured by the GMF-Madison Tower Apartments, a 147 unit multifamily apartment complex located in Memphis, Tennessee, which represented 100% of the bond issuance. These bonds were issued for the acquisition of the GMF-Madison Tower Apartments by an affiliate of the Global Ministries Foundation, an unaffiliated not-for-profit entity. The tax-exempt bond carries an annual interest rate of 6.75% and matures on December 1, 2046. The taxable bond carries an annual interest rate of 7.75% and matures on December 1, 2019. The bonds do not provide for contingent interest.

In June 2011, the Partnership acquired at par a $11.8 million tax-exempt mortgage revenue bond and a $485,000 taxable revenue bond secured by the GMF-Warren/Tulane Apartments, a 448 unit multifamily apartment complex located in Memphis, Tennessee, which represented 100% of the bond issuance. These bonds were issued for the acquisition of the GMF-Warren/Tulane Apartments by an affiliate of the Global Ministries Foundation, an unaffiliated not-for-profit entity. The tax-exempt bond carries an annual interest rate of 6.75% and matures on December 1, 2046. The taxable bond carries an annual interest rate of 6.5% and matures on December 1, 2015. The bonds do not provide for contingent interest.

In May 2011, the outstanding Clarkson College tax-exempt revenue bond held by the Partnership was retired early for an amount equal to the outstanding principal and base interest plus accrued but unpaid contingent interest. As of March 31, 2011, the Partnership carried the investment in the Clarkson College bond at an estimated fair market value of approximately $5.1 million. The retirement of the bond resulted in a payment to the Company of approximately $6.1 million consisting of approximately $5.8 million in principal, approximately $16,000 of base interest and approximately $308,000 of accrued contingent interest.

On March 31, 2011, the Partnership purchased The Arboretum on Farnam Drive ("Arboretum"), a 145 unit independent senior living facility located in Omaha, Nebraska, for approximately $20.0 million plus transaction expenses of approximately $449,000. The purchase price was funded through a conventional mortgage of $17.5 million and cash on hand. The mortgage payable is with Omaha State Bank, carries a 5.25% fixed rate and matures on March 31, 2014. The Partnership intends to restructure the property operations by shifting from an entrance fee rental income model utilized by the prior ownership to a current market rent model. Upon lease-up and stabilization of the property, projected to occur within the next 12 months, the Partnership expects to sell the property to a 501(c)3 not-for-profit entity and acquire tax-exempt mortgage revenue bonds collateralized by the property.

In February 2011, the Partnership foreclosed on the bonds secured by DeCordova and Weatherford and one of the Partnership's subsidiaries took 100% ownership interest in these limited liability companies. Both properties are reported as MF Properties. The following is a discussion of the circumstances related to the DeCordova and Weatherford properties.

Residences at DeCordova. This property is a senior (55+) affordable housing project located in Granbury, Texas in the Dallas-Fort Worth area.  As of June 30, 2011, the property had 76 units leased out of total available units of 76, or approximately 100% physical occupancy. As of December 31, 2010, the property had 65 units leased out of total available units of 76, or 86% physical occupancy.  At this time the Partnership expects to operate the property as a market rate apartment property as a market rate rental property for the next 9 months when it will evaluate its options in order to recoup its investment.

Residences at Weatherford. Residences at Weatherford are currently under construction and will contain 76 units upon completion. This property is a senior (55+) affordable housing project located in Weatherford, Texas in the Dallas-Fort Worth area. The construction of this property has begun and the expected completion date is February, 2012. The Partnership intends to fund the construction and stabilization of the property. Further, the Partnership expects to operate the property as a market rate property and will evaluate its options in order to recoup its investment at that time.

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

Recent Financing Activity

On July 7, 2011, the Company closed a $10.0 million financing utilizing a Tender Option Bond ("TOB") structure with the Deutsche Bank ("DB"). The TOB was structured as a securitization of the Company's $13.4 million Autumn Pines Apartments tax-exempt mortgage revenue bond. The Company transferred this bond to a custodian and trustee that are affiliates of DB. The TOB trustee will then issue senior floating-rate participation interests ("SPEARS"), and residual participation interests, ("LIFERS"). The SPEARS and LIFERS represent beneficial interests in the securitized asset held by the TOB trustee. The SPEARS are credit-enhanced by DB and sold through a placement agent to unaffiliated investors. The gross proceeds from the sale of the SPEARS are remitted to the Company. The LIFERS are retained by the Company and are pledged to DB to secure certain reimbursement obligations.

The TOB trust receives all principal and interest payments on the Bond. The holders of the SPEARS are entitled to receive regular payments from the TOB trust at a variable rate established by a third party remarketing firm that is expected to be similar to the weekly Securities Industry and Financial Markets Association (“SIFMA”) floating index rate. Payments on the SPEARS will be made prior to any payments on the LIFERS held by the Company. As the holder of the LIFERS, the Company is not entitled to receive payments from the TOB trust at any particular rate, but will be entitled to all remaining principal and interest paid on the Bond after payment due on the SPEARS and payment of trust expenses including trustee, remarketing and liquidity fees. Accordingly, payments to the Company on the LIFERS are expected to vary over time.

As a result, the TOB essentially provides the Company with a secured variable rate debt facility at interest rates that reflect the prevailing short-term tax-exempt rates paid by the TOB trust on the SPEARS. Payments made to the holders of the SPEARS and the amount of trust fees essentially represent the Registrant's effective cost of borrowing on the net proceeds it received from the sale of the SPEARS. At closing of the TOB, the rate paid on the SPEARS was 0.09% per annum and the total trust fees were 1.75% per annum, resulting in a total initial cost of borrowing of 1.84% per annum.

In March 2011, the Partnership entered into a sale and repurchase transaction with DB related to the Autumn Pines tax-exempt mortgage revenue bond. The transaction was structured such that DB purchased the Autumn Pines bond for $10.0 million plus accrued interest on March 31, 2011. This transaction is a secured financing arrangement and is reflected as such in the June 30, 2011 financial statements. The proceeds of this structured financing were utilized to enable the Partnership to complete the investments in the Briarwood Manor tax-exempt bond and the Arboretum MF Property during the first quarter. On July 7, 2011, the Partnership repurchased the Autumn Pines bond for $10.0 million plus accrued interest in connection with the TOB facility, discussed above.

In June 2011, the Partnership entered into a general credit facility with Omaha State Bank ("OSB Facility") that allows the Company to borrow $4.0 million. This facility had an outstanding balance of $1.0 million at June 30, 2011. The OSB Facility is a term loan that matures on June 30, 2012, is collateralized by the Briarwood Manor tax-exempt mortgage revenue bond and bears interest at a fixed annual rate of 5.25% per annum.

Other Activity

The Iona Lakes Consolidated VIE entered into a merger agreement with Agape Iona Lakes Inc ("AIL"), an unaffiliated Florida not-for-profit affiliated with American Agape Foundation ("AAF"), whereby Iona Lakes was merged into AIL and AIL is the surviving entity. The merger was contingent upon AIL and AAF obtaining a tax abatement. The tax abatement was granted on June 17, 2011 and the merger was completed. The Partnership determined the merger was a reconsideration event and; therefore, re-evaluated this entity pursuant to the applicable consolidation guidance. The partnership determined the entity ceased to meet the criteria to be reported as a Consolidated VIE. The accounting guidance provides that a not-for-profit organization that is not a related party is not subject to the consolidation guidance. AIL, the surviving entity after the Iona Lakes merger, is a not-for-profit organization that meets the guidance requirements and therefore Iona Lakes no longer meets the criteria of a variable interest entity . For accounting purposes, the Partnership deconsolidated Iona Lakes as of May 31, 2011.

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

Discussion of the Partnership Bond Holdings and the Related Apartment Properties as of June 30, 2011

The Partnership’s purpose is to acquire and hold as long-term investments a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  At June 30, 2011, the Partnership held 21 tax-exempt mortgage bonds secured by 21 properties of which thirteen bonds are owned by ATAX TEBS I, LLC.  The 21 properties securing the bonds contain a total of 4,059 rental units. Three of the entities that own the apartment properties financed by three of the Partnership’s tax exempt bonds were deemed to be Consolidated VIEs of the Partnership at June 30, 2011 and, as a result, these bonds are eliminated in consolidation on the Company’s financial statements.  Additionally, two bonds secured by the three Ohio Properties subject to a sales agreement (See Note 2) are eliminated in consolidation on the Company’s financial statements.  At June 30, 2010, the Partnership held 20 tax-exempt bonds secured by 20 properties containing a total of 3,408 rental units.  Six of the entities that owned apartment properties financed by six of the Partnership’s tax exempt bonds at June 30, 2010 were VIEs of the Partnership and, as a result, these bonds were eliminated in consolidated on the Company’s financial statements.

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

As of June 30, 2011, the Partnership’s wholly-owned subsidiaries held interests in five entities that own MF Properties containing a total of 602 rental units together with the three Ohio Properties containing 362 rental units which are subject to a sales agreement (Note 2).  In addition, the Partnership's subsidiaries own 100% of four MF Properties, Arboretum, DeCordova, Eagle Village and Weatherford. Arboretum, Eagle Village and DeCordova contain a total of 732 rental units and once fully constructed Weatherford will contain 76 rental units. As of June 30, 2010, the Partnership's wholly-owned subsidiaries held limited partnership interests in five entities that own MF Properties containing a total of 602 units together with the three Ohio Properties containing 362 rental units which are subject to a sales agreement (Note 2).  The MF Properties operating goal is similar to that of the properties underlying the Partnership’s tax-exempt bonds.

America First Properties Management Company (“Properties Management”), an affiliate of AFCA 2, provides property management services for Ashley Square, Iona Lakes Apartments, Bent Tree Apartments, Lake Forest Apartments, Fairmont Oaks Apartments, Cross Creek, Woodland Park and each of the MF Properties.  Management believes that this relationship provides greater insight and understanding of the underlying property operations and their ability to meet debt service requirements to the Partnership.

The following table outlines certain information regarding the apartment properties on which the Partnership holds tax-exempt mortgage bonds (separately identifying those owned by entities treated as Consolidated VIEs) and the MF Properties.  The narrative discussion that follows provides a brief operating analysis of each property during the first quarter of 2011.

		Number of Units	Number of Units Occupied	Percentage of Occupied Units as of June 30,		Economic Occupancy (1) for the period ended June 30,

Property Name	Location			2011	2010	2011	2010

Non-Consolidated Properties
Ashley Square Apartments	Des Moines, IA	144	136	94%	92%	95%	86%
Autumn Pines (3)	Humble, TX	250	234	94%	n/a	91%	n/a
Bella Vista Apartments	Gainesville, TX	144	139	97%	93%	88%	88%
Bridle Ridge Apartments	Greer, SC	152	145	95%	90%	87%	90%
Briarwood Manor (3)	Montclair, CA	100	94	94%	n/a	90%	n/a
Brookstone Apartments	Wakegan, IL	168	165	98%	95%	90%	88%
Cross Creek Apartments	Beaufort, SC	144	133	92%	90%	87%	81%
GMF-Madison Tower Apartments (3)	Memphis, TN	147	139	95%	n/a	n/a	n/a
GMF-Warren/Tulane Apartments (3)	Memphis, TN	448	423	94%	n/a	n/a	n/a
Iona Lakes Apartments	Ft. Myers, FL	350	308	88%	83%	71%	67%
Runnymede Apartments	Austin, TX	252	243	96%	93%	88%	93%
South Park Ranch Apartments	Austin, TX	192	188	98%	89%	93%	89%
Villages at Lost Creek (3)	San Antonio, TX	261	249	95%	91%	88%	n/a
Woodland Park (4)	Topeka, KS	236	208	88%	n/a	80%	n/a
Woodlynn Village	Maplewood, MN	59	58	98%	95%	95%	96%
		3,047	2,862	94%	91%	86%	79%

Consolidated VIEs
Bent Tree Apartments	Columbia, SC	232	215	93%	93%	79%	80%
Fairmont Oaks Apartments	Gainsville, FL	178	164	92%	84%	78%	78%
Lake Forest Apartments	Daytona Beach, FL	240	220	92%	88%	79%	75%
		650	599	92%	88%	79%	78%

MF Properties
Arboretum (3)	Omaha, NE	145	105	72%	n/a	69%	n/a
Churchland	Chesapeake, VA	124	120	97%	91%	95%	91%
Crescent Village	Cincinnati, OH	90	77	86%	92%	79%	80%
Eagle Ridge	Erlanger, KY	64	59	92%	98%	86%	86%
Eagle Village (3)	Evansville, IN	511	211	41%	n/a	n/a	n/a
Glynn Place	Brunswick, GA	128	94	73%	80%	70%	66%
Greens of Pine Glen	Durham, NC	168	158	94%	92%	87%	85%
Meadowview	Highland Heights, KY	118	95	81%	92%	87%	89%
Postwoods	Reynoldsburg, OH	180	169	94%	92%	86%	83%
Residences at DeCordova (4)	Granbury, TX	76	76	100%	n/a	80%	n/a
Residences at Weatherford (2)	Weatherford, TX	76	n/a	n/a	n/a	n/a	n/a
Willow Bend	Columbus (Hilliard), OH	92	81	88%	93%	84%	90%
		1,772	1,245	83%	91%	82%	84%

(1)
Economic occupancy is presented for the first half of 2011 and 2010, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented, therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(2)	Construction on this property is expected to be completed in 2012, and therefore has no occupancy data.

(3)	Previous period occupancy numbers are not available, as this is a new investment.

(4)	Construction on these properties has been completed and the properties are in a lease up and stabilization period.

Non-Consolidated Properties

Ashley Square – Ashley Square Apartments is located in Des Moines, Iowa.  In the first half of 2011, Net Operating Income (calculated as property revenue less salaries, advertising, administration, utilities, repair and maintenance, insurance, taxes, and management fee expenses) was $339,000 as compared to $209,000 in 2010.  This increase was the direct result of an increase in occupancy.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2011.

Autumn Pines – Autumn Pines is located in Humble, Texas.  These bonds were purchased in November 2010. In the first half of 2011, Autumn Pines’ operations resulted in Net Operating Income of $568,000 on net revenue of approximately $1.2 million.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2011.

Bella Vista – Bella Vista Apartments is located in Gainesville, Texas.  In the first half of 2011, Bella Vista’s operations resulted in Net Operating Income of $277,000 as compared to $252,000 in 2010.  This increase was a result of a decrease in utilities, real estate taxes, and insurance expense.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2011.

Bridle Ridge Apartments – Bridle Ridge Apartments is located in Greer, South Carolina.  In the first half of 2011, Bridle Ridge Apartments’ operations resulted in Net Operating Income of $364,000 as compared to $348,000 in 2010.  This increase was a result of a decrease in management fees and maintenance expenses offset by a decrease in occupancy.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2011.

Briarwood Manor – Briarwood Manor is located in Montclair, California.  These bonds were purchased in February of 2011. In the first half of 2011, Briarwood Manor's operations resulted in Net Operating Income of $249,000 on net revenue of approximately $463,000.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2011.

Brookstone – Brookstone Apartments is located in Waukegan, Illinois.   In the first half of 2011, Brookstone’s operations resulted in Net Operating Income of $437,000 as compared to $418,000 in 2010.  This increase was a result of an increase in occupancy. Debt service on the Partnership’s bonds on this property was current as of June 30, 2011.

Cross Creek – Cross Creek Apartments is located in Beaufort, South Carolina. In the first half of 2011, Cross Creek’s operations resulted in Net Operating Income of $211,000 as compared to $272,000 in 2010.  This decrease was a result of an increase in salary, advertising and repair and maintenance expenses which was partially offset by higher occupancy. Debt service on the Partnership’s bonds on this property was current as of June 30, 2011.

GMF-Madison Tower – Madison Tower is located in Memphis, Tennessee and is a 147 unit facility. The Partnership purchased this newly issued bond in June of 2011 at par value.

GMF-Warren/Tulane – Warren/Tulane is located in Memphis, Tennessee and is a 448 unit facility. The Partnership purchased this newly issued bond in June of 2011 at par value.

Iona Lakes – Iona Lakes Apartments is located in Fort Myers, Florida.  In the first half of 2011, Net Operating Income was $604,000 as compared to $519,000 in 2010.  This increase was directly related to an increase in occupancy and a decrease in utilities.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2011.

Runnymede Apartments – Runnymede Apartments is located in Austin, Texas.  In the first half of 2011, Runnymede Apartment’s operations resulted in Net Operating Income of approximately $450,000 as compared to approximately $499,000 in 2010.  This decrease was the result of a decrease in occupancy.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2011.

South Park Ranch Apartments – South Park Ranch Apartments is located in Austin, Texas. In the first half of 2011, Net Operating Income was $597,000 as compared to $563,000 in 2010.  This increase was the result of a decrease in audit/legal expense, marketing expense and franchise taxes.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2011.

Villages at Lost Creek – Villages at Lost Creek is located in San Antonio, Texas.  These bonds were purchased in May 2010.  Lost Creek’s operations for the first half of 2011 resulted in Net Operating Income of $761,000 on net revenue of approximately $1.2 million in 2011. Debt service on the Partnership’s bond on this property was current as of June 30, 2011.

Woodland Park – Woodland Park is located in Topeka, Kansas and was completed in November 2008, but remains in its initial lease-up phase and has not yet reached stabilization which is defined in the bond documents as the generation of a 1.15:1 debt service coverage ratio for six straight months.  Additionally, there were insufficient funds on deposit with the bond trustee to make the debt service payment of approximately $452,000 on the bonds which was due on May 3, 2010 and the property owner did not provide additional capital to fund the shortfall.  As a result, a payment default on the bonds has occurred.  In order to protect its investment the Partnership has issued a formal notice of default through the bond trustee and has started the foreclosure process.  As of June 30, 2011, occupancy had increased to 208 units, or 88% physical occupancy, and an additional five leases are pending.  Based on the level of leasing activity resulting from the change in the mix of affordable and market rate tenants, the Partnership continues to believe that Woodland is capable of reaching stabilization. In the first half of 2011, Net Operating Income was approximately$316,000 on net revenue of approximately $725,000. The Company periodically tests for impairment of all fixed assets, bond investments and taxable loans made to various properties and other amounts due to the Company. Such evaluation is based on cash flow and discounted cash flow models. This evaluation determined that a portion of the interest receivable on the Woodland Park bond was impaired and that an allowance for loss should be recorded. An allowance for loss and associated provision for loss of approximately $700,000 was recorded against the the accrued bond interest in the first half of 2011. In addition the Company plans to record a reserve against the interest income on the Woodland Park bonds beginning on July 1, 2011.

Woodlynn Village – Woodlynn Village is located in Maplewood, Minnesota.  In the first half of 2011, Net Operating Income was $185,000 as compared to $173,000 in 2010.  This increase was the result of a decrease in salaries expense and real estate taxes.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2011.

Consolidated VIEs

Bent Tree – Bent Tree Apartments is located in Columbia, South Carolina.   In the first half of 2011, Net Operating Income was $280,000 as compared to $289,000 in 2010.  This decrease was the result of increased advertising and utility expenses.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2011.

Fairmont Oaks – Fairmont Oaks Apartments is located in Gainesville, Florida.  In the first half of 2011, Net Operating Income was $330,000 as compared to $327,000 in 2010.  This increase was the result of a decrease in repair and maintenance expense offset by an increase in insurance expense.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2011.

Lake Forest – Lake Forest Apartments is located in Daytona Beach, Florida.  In the first half of 2011, Net Operating Income was $399,000 as compared to $334,000 in 2010.  This increase was a direct result of an increase in occupancy and a decrease in advertising expenses and real estate taxes.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2011.

MF Properties

Arboretum – Arboretum is located in Omaha, Nebraska and is a 145 unit independent senior living facility. This property was purchased on March 31, 2011.  Since its acquisition, Arboretum's operations resulted in Net Operating Income of $21,000 on net revenue of approximately $585,000.

Commons at Churchland – Commons at Churchland is located in Chesapeake, Virginia.  In the first half of 2011, Net Operating Income was $304,000 as compared to $296,000 in 2010.  This increase was the result of increased occupancy.

Eagle Ridge – Eagle Ridge Townhomes is located in Erlanger, Kentucky.  In the first half of 2011, Net Operating Income was $117,000 as compared to $107,000 in 2010.  This increase was the result of a decrease in salary expense.

Eagle Village –Eagle Village is located in Evansville, Indiana and is a 511 bed student housing facility. This property was purchased on June 29, 2011. As a result, no Net Operating Income was included in the first half of 2011 results of operations.

Glynn Place – Glynn Place Apartments is located in Brunswick, Georgia.  In the first half of 2011, Net Operating Income was $137,000 as compared to $136,000 in 2010.  This increase was the result of an increase in occupancy offset by an increase in repair and maintenance expenses.

Greens of Pine Glen – Greens of Pine Glen Apartments is located in Durham, North Carolina. In the first half of 2011, Net Operating Income was $298,000 as compared to $251,000 in 2010.  This increase is a result of an increase in occupancy along with a decrease in salaries expense.

Meadowview – Meadowview Apartments is located in Highland Heights, Kentucky.  In the first half of 2011, Net Operating Income was $277,000 as compared to $147,000 in 2010.  This increase was a result of increases in other revenues in addition to decreases in utilities, salaries and insurance expenses.

Residences at DeCordova – This property is a senior (55+) affordable housing project located in Granbury, Texas in the Dallas-Fort Worth area.  As of June 30, 2011, the property had 76 units leased out of total available units of 76, or 100% physical occupancy. As of December 31, 2010, the property had 65 units leased out of total available units of 76, or 86% physical occupancy.  In the first half of 2011, Residences at DeCordova's operations resulted in Net Operating Income of $188,000 on net revenue of approximately $313,000.

Residences at Weatherford – Residences at Weatherford are currently under construction and will contain 76 units upon completion. This property is a senior (55+) affordable housing project located in Weatherford, Texas in the Dallas-Fort Worth area. In February 2011 the Partnership foreclosed with Weatherford becoming a consolidated MF Property. The construction of this property has begun and on June 30, 2011 was approximately 32% complete. The expected completion date is February, 2012. The Partnership intends to fund the construction and stabilization of the property. Further, the Partnership expects to operate the property as a market rate property and will evaluate its options in order to recoup its investment.

The following three properties are subject to a sales agreement that does not meet accounting standards for treatment as a sale.  As a result the Company continues to consolidate these Ohio Properties as if they were owned.

Crescent Village – Crescent Village Townhomes is located in Cincinnati, Ohio.  In the first half of 2011, Net Operating Income was $160,000 as compared to $18,000 in 2010.   This increase was the result of a decrease in utility expenses, and the acquisition related costs incurred in 2010 which did not recur in 2011. Debt service on the Partnership’s bonds on this property was current as of June 30, 2011.

Postwoods – Postwoods Townhomes is located in Reynoldsburg, Ohio.  In the first half of 2011, Net Operating Income of $349,000 as compared to $65,000 in 2010.  This increase was a result of an increase in occupancy and a decrease in acquisition costs incurred in 2010 which did not recur in 2011. Debt service on the Partnership’s bonds on this property was current as of June 30, 2011.

Willow Bend – Willow Bend Townhomes is located in Columbus (Hilliard), Ohio.  In the first half of 2011, Net Operating Income was $175,000 as compared to $48,000 in 2010.  This increase was a result of a decrease in the acquisition related costs incurred in 2010 which did not recur in 2011. Debt service on the Partnership’s bonds on this property was current as of June 30, 2011.

Results of Operations

Consolidated Results of Operations

The following discussion of the Company’s results of operations for the three and six months ended June 30, 2011 and 2010 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010 (Consolidated)
Change in Results of Operations

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	Dollar Change
Revenues:
Property revenues	$4,303,704	$3,728,809	$574,895
Mortgage revenue bond investment income	2,407,760	1,538,313	869,447
Gain on early extinguishment of debt	—	438,816	(438,816)
Other income	148,950	115,894	33,056
Total Revenue	6,860,414	5,821,832	1,038,582

Expenses:
Real estate operating (exclusive of items shown below)	2,501,795	3,092,843	(591,048)
Provision for loss on receivables	710,690	—	710,690
Depreciation and amortization	1,408,986	1,240,241	168,745
Interest	1,682,333	853,159	829,174
General and administrative	677,422	590,541	86,881
Total Expenses	6,981,226	5,776,784	1,204,442
Net (loss) income	(120,812)	45,048	(165,860)
Net income (loss) attributable to noncontrolling interest	122,436	(521,666)	644,102
Net (loss) income - America First Tax Exempt Investors, L. P.	$(243,248)	$566,714	$(809,962)

Property revenues.  Property revenues increased mainly as a result of an additional MF Property. The Arboretum was acquired on March 31, 2011 and added approximately $585,000 to property revenues in the second quarter of 2011. The MF Properties averaged approximately $645 per unit in monthly rent in 2011 as compared with $616 per unit in 2010. Economic occupancy at the MF Properties was 84% during the second quarter of 2011 as compared to 86% in the second quarter of 2010. The Consolidated VIEs averaged $591 per unit in monthly rent in 2011 as compared to $586 per unit in 2010. Economic occupancy of the Consolidated VIEs was 80% in the second quarter of 2011 and second quarter of 2010.

Mortgage revenue bond investment income.  Mortgage revenue bond investment income increased during the second quarter of 2011 compared to the second quarter of 2010 due to a higher level of bond investments. Total Bond investments at June 30, 2011 were approximately $137.3 million as compared to approximately $92.9 million at June 30, 2010. Interest payments of approximately $435,000 were received in the second quarter of 2011 from tax-exempt bonds that the Company did not hold during the second quarter of 2010. In addition, the Company realized approximately $308,000 of contingent interest from the Clarkson College bond retirement in second quarter 2011.

Gain on early extinguishment of debt. In June 2010 the Company had the opportunity to acquire at a discount, and thereby retire, the $12.8 million outstanding mortgage debt secured by the Ohio Properties. The early extinguishment of this debt resulted in a gain of approximately $439,000 in the second quarter of 2010 and did not repeat in the second quarter of 2011.

   Other income.  Other income is comprised mainly of interest income on property loans held by the Company. The increase in other income is attributable to higher levels of property loans outstanding during the second quarter of 2011 as compared to the second quarter of 2010.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties and the Consolidated VIEs is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The overall decrease in real estate operating expenses was related to several offsetting factors. The significant changes were principally due to the fact that during the second quarter of 2010 approximately $231,000 of administrative fees and $521,000 of acquisition costs paid by the Ohio Properties were not repeated in the second quarter of 2011. This decrease was offset by the addition of the Arboretum expenses which results in an increase in expenses of approximately $296,000 in the second quarter of 2011.

Provision for loss. The Company periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment. The value of the underlying property assets is ultimately the most relevant measure of value to support the investment carrying values. Investments tested for impairment include all fixed assets, bond investments and taxable loans made to various properties and other amounts due to the Company. Such evaluation is based on cash flow and discounted cash flow models. The Company concluded that there was no impairment of fixed assets or bond investments as of June 30, 2011 for any of the Company's investments. However, this evaluation did determine that a portion of the interest receivable was impaired on the Woodland Park bond and that an allowance for loss should be recorded. An allowance for loss and associated provision for loss of approximately $700,000 was recorded against the the accrued bond interest in the second quarter of 2011.

Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the apartment properties of the Consolidated VIEs and the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS Credit Facility. The increase in depreciation and amortization expense from the second quarter of 2010 to the second quarter of 2011 is attributable to depreciation on newly capitalized and newly acquired assets.

Interest expense. The increase in interest expense during the second quarter of 2011 compared to the second quarter of 2010 was due to offsetting factors. The Company's borrowing cost decreased from approximately 4.0% per annum in 2010 to approximately 3.0% resulting in an approximate decrease of $222,000 when comparing second quarter of 2011 to second quarter of 2010. Offsetting this decrease was an approximate $389,000 increase resulting from the higher average principal of outstanding debt. The remaining approximate $642,000 increase was the result of the mark to market adjustment of the Company's derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.

General and administrative expenses. General and administrative expenses increased due mainly to increased administration fees paid to AFCA2 as a result of new investments.

Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010 (Consolidated)
Change in Results of Operations

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	Dollar Change
Revnues:
Property revenues	$8,134,277	$7,250,302	$883,975
Mortgage revenue bond investment income	4,628,673	3,018,884	1,609,789
Gain on early extinguishment of debt	—	438,816	(438,816)
Other income	400,311	212,826	187,485
Total Revenue	13,163,261	10,920,828	2,242,433

Expenses:
Real estate operating (exclusive of items shown below)	4,740,522	5,148,617	(408,095)
Provision for loss on receivables	710,690	—	710,690
Depreciation and amortization	2,634,551	2,437,258	197,293
Interest	2,508,058	1,845,279	662,779
General and administrative	1,319,017	1,098,776	220,241
Total Expenses	11,912,838	10,529,930	1,382,908
Net income	1,250,423	390,898	859,525
Net income (loss) attributable to noncontrolling interest	304,497	(523,208)	827,705
Net income - America First Tax Exempt Investors, L. P.	$945,926	$914,106	$31,820

Property revenues.  Property revenues increased mainly as a result of an additional MF Property. The Arboretum was acquired on March 31, 2011 and added approximately $585,000 to property revenues in the first half of 2011. Property revenues from the other MF Properties and the Consolidated VIEs increased approximately $294,000 in the first half of 2011 as compared to the first half of 2010.The MF Properties averaged approximately $628 per unit in monthly rent in 2011 as compared with $604 per unit in 2010. Economic occupancy at the MF Properties was 82% during the first six months of 2011 (including the Arboretum) as compared to 84% in the first six months of 2010. The Consolidated VIEs averaged $581 per unit in monthly rent in 2011 as compared to $570 per unit in 2010. Economic occupancy of the Consolidated VIEs was 79% in 2011 and 78% in 2010.

Mortgage revenue bond investment income.  Mortgage revenue bond investment income increased during the first six months of 2011 due to a higher level of bond investments. Total Bond investments at June 30, 2011 were approximately $137.3 million as compared to approximately $92.9 million at June 30, 2010. Interest payments of approximately $967,000 were received from tax-exempt bonds that the Company did not hold during the first half of 2010. In addition, the Company realized approximately $308,000 of contingent interest from the Clarkson College bond retirement in second quarter 2011.

Gain on early extinguishment of debt. In June 2010 the Company had the opportunity to acquire at a discount, and thereby retire, the $12.8 million outstanding mortgage debt secured by the Ohio Properties. The early extinguishment of this debt resulted in a gain of approximately $439,000 in the second half of 2010 and did not repeat in the first half of 2011.

   Other income.  Other income is comprised mainly of interest income on property loans held by the Company and the forgiveness of third party debt related to the DeCordova foreclosure. The increase in other income is attributable to higher levels of property loans outstanding during the first half of 2011 as compared to the first half of 2010 and the forgiveness of debt which occurred in first quarter 2011.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties and the Consolidated VIEs is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The overall decrease in real estate operating expenses was related to several offsetting factors. During the first half of 2010, approximately $231,000 of administrative fees and approximately $521,000 of acquisition costs paid by the Ohio Properties was not repeated in the first half of 2011. The addition of the Arboretum increased expenses by approximately $582,000 in 2011, approximately $286,000 of which were acquisition related expenses. A reduction of approximately $170,000 of utility expenses represents the remaining decrease in expenses for the first half of 2011 as compared to the first half of 2010.

Provision for loss. The Company periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment. The value of the underlying property assets is ultimately the most relevant measure of value to support the investment carrying values. Investments tested for impairment include all fixed assets, bond investments and taxable loans made to various properties and other amounts due to the Company. Such evaluation is based on cash flow and discounted cash flow models. The Company concluded that there was no impairment of fixed assets or bond investments as of June 30, 2011 for any of the Company's investments. However, this evaluation did determine that a portion of the interest receivable was impaired on the Woodland Park bond and that an allowance for loss should be recorded. An allowance for loss and associated provision for loss of approximately $700,000 was recorded against the the accrued bond interest in the first half of 2011.

Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the apartment properties of the Consolidated VIEs and the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS Credit Facility. The increase in depreciation and amortization expense from the first half of 2010 to the first half of 2011 is attributable to depreciation on newly capitalized and newly acquired assets.

Interest expense. The increase in interest expense during the first half of 2011 compared to the first half of 2010 was due to a number of offsetting factors. The Company's borrowing cost decreased from approximately 4.0% per annum in 2010 to approximately 2.6% resulting in an approximate decrease of $596,000 when comparing first half of 2011 to first half of 2010. Partially offsetting this decrease was an approximate $573,000 increase resulting from the higher average principal of outstanding debt. The remaining approximate $760,000 increase was the result of the mark to market adjustment of the Company's derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.

General and administrative expenses. General and administrative expenses increased approximately $220,000 in the first half of 2011 as compared to the first half of 2010 due to administration fees paid to AFCA2 as a result of new investments and increased salary costs. These were offset by decreases in professional fees.

Partnership Only Results of Operations

The following discussion of the Partnership’s results of operations for the three and six months ended June 30, 2011 and 2010 reflects the operations of the Partnership without the consolidation of any VIEs during either period under the GAAP consolidation rules then in effect.  This information is used by management to analyze the Partnership’s operations and is reflective of the consolidated operations of the Tax-Exempt Bond Investments segment and the MF Properties segment as presented Note 11 to the financial statements.

Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010 (Partnership Only)
Changes in Results of Operations

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	Dollar Change
Revenues:
Property revenues	$2,643,139	$1,828,927	$814,212
Mortgage revenue bond investment income	2,975,786	2,447,227	528,559
Gain on early extinguidshment of debt	—	438,816	(438,816)
Other income	148,951	125,928	23,023
Total Revenues	5,767,876	4,840,898	926,978
Expenses:
Real estate operating (exclusive of items shown below)	1,461,455	1,788,233	(326,778)
Provision for loss on receivables	710,690	—	710,690
Depreciation and amortization	939,866	664,166	275,700
Interest	1,682,333	872,277	810,056
General and administrative	677,422	590,541	86,881
Total Expenses	5,471,766	3,915,217	1,556,549
Net income	296,110	925,681	(629,571)
Net income (loss) attributable to noncontrolling interest	122,436	(521,666)	644,102
Net income - America First Tax Exempt Investors, L.P.	$173,674	$1,447,347	$(1,273,673)

Property revenues.  Property revenues increased mainly as a result of additional MF Properties. The Arboretum was acquired on March 31, 2011 and DeCordova became an MF Property in the first quarter of 2011. DeCordova was reported as a bond investment for the second quarter of 2010. These two new MF Properties added approximately $751,000 to property revenues during the second quarter of 2011. The MF Properties averaged approximately $645 per unit in monthly rent in 2011 as compared with $616 per unit in 2010. Economic occupancy at the MF Properties was 84% during the second quarter of 2011 as compared to 86% in the second quarter of 2010.

Mortgage revenue bond investment income.  Mortgage revenue bond investment income increased during the second quarter of 2011 compared to the second quarter of 2010 due to a higher level of bond investments. Total Bond investments at June 30, 2011 were approximately $137.3 million as compared to approximately $92.9 million at June 30, 2010. Interest payments of approximately $435,000 were received from tax-exempt bonds that the Company did not hold during the second quarter of 2010. In addition, the Company realized approximately $308,000 of contingent interest from the Clarkson College bond retirement in second quarter 2011. Offsetting this increased revenue were decreases in interest income from the DeCordova and Weatherford bonds which were outstanding in 2010 but were foreclosed in 2011 plus lower interest income on bonds restructured as a part of the TEBS financing.

Gain on early extinguishment of debt. In June 2010 the Company had the opportunity to acquire at a discount, and thereby retire, the $12.8 million outstanding mortgage debt secured by the Ohio Properties. The early extinguishment of this debt resulted in a gain of approximately $439,000 in the second quarter of 2010 and did not repeat in the second quarter of 2011.

   Other income.  Other income is comprised mainly of interest income on property loans held by the Company. The increase in other income is attributable to higher levels of property loans outstanding during the second quarter of 2011 as compared to the second quarter of 2010.

Real estate operating expenses. Real estate operating expenses associated with the MF Properties is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The overall decrease in real estate operating expenses was related to several offsetting factors. During the second quarter of 2010 approximately $231,000 of administrative fees and approximately $521,000 of acquisition costs paid by the Ohio Properties were not repeated in the second quarter of 2011. DeCordova was reported as a bond investment in the second quarter of 2010, but was reported as an MF Property for the second quarter of 2011. This reporting change combined with the addition of Arboretum contributed to an increase of approximately $405,000 in real estate expenses in the second quarter of 2011.

Provision for loss. The Company periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment. The value of the underlying property assets is ultimately the most relevant measure of value to support the investment carrying values. Investments tested for impairment include all fixed assets, bond investments and taxable loans made to various properties and other amounts due to the Company. Such evaluation is based on cash flow and discounted cash flow models. The Company concluded that there was no impairment of fixed assets or bond investments as of June 30, 2011 for any of the Company's investments. However, this evaluation did determine that a portion of the interest receivable was impaired on the Woodland Park bond and that an allowance for loss should be recorded. An allowance for loss and associated provision for loss of approximately $700,000 was recorded against the the accrued bond interest in the second quarter of 2011.

     Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the apartment properties of the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS Credit Facility. The slight increase in depreciation and amortization expense from the second quarter of 2010 to the second quarter of 2011 is attributable to depreciation on newly capitalized and newly acquired assets.

Interest expense. The increase in interest expense during the second quarter of 2011 compared to the second quarter of 2010 was due to offsetting factors. The Company's borrowing cost decreased from approximately 4.0% per annum in 2010 to approximately 3.0% resulting in an approximate decrease of $222,000 when comparing second quarter of 2011 to second quarter of 2010. Offsetting this decrease was an approximate $389,000 increase resulting from the higher average principal of outstanding debt. The remaining approximate $642,000 increase was the result of the mark to market adjustment of the Company's derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.

General and administrative expenses. General and administrative expenses increased due mainly to increased administration fees paid to AFCA2 as a result of new investments.

Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010 (Partnership Only)
Changes in Results of Operations

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	Dollar Change
Revenues:
Property revenues	$4,587,474	$3,582,518	$1,004,956
Mortgage revenue bond investment income	5,880,460	4,743,512	1,136,948
Gain on early extinguishment of debt	—	438,816	(438,816)
Other income	295,324	222,860	72,464
Total Revenues	10,763,258	8,987,706	1,775,552
Expenses:
Real estate operating (exclusive of items shown below)	2,644,058	2,747,935	(103,877)
Provision for loss on receivables	710,690	—	710,690
Depreciation and amortization	1,633,961	1,333,023	300,938
Interest	2,508,058	1,845,279	662,779
General and administrative	1,319,017	1,098,776	220,241
Total Expenses	8,815,784	7,025,013	1,790,771
Net income	1,947,474	1,962,693	(15,219)
Net income (loss) attributable to noncontrolling interest	304,497	(523,208)	827,705
Net income - America First Tax Exempt Investors, L.P.	$1,642,977	$2,485,901	$(842,924)

Property revenues.  Property revenues increased mainly as a result of additional MF Properties. The Arboretum was acquired on March 31, 2011 and DeCordova became an MF Property in the first quarter of 2011. DeCordova was reported as a bond investment in the first half of 2010. Arboretum added approximately $585,000 to property revenues and DeCordova added approximately $268,000 in the first half of 2011. In addition, the MF Properties that have been in the portfolio since the beginning of 2011 reported higher economic occupancy which contributed approximately $150,000 of additional revenue in the first half of 2011 as compared to the first half of 2010. The MF Properties averaged approximately $628 per unit in monthly rent in 2011 as compared with $604 per unit in 2010. Economic occupancy at the MF Properties was 82% during the first six months of 2011 as compared to 84% in the first six months of 2010.

Mortgage revenue bond investment income.  Mortgage revenue bond investment income increased during the first half of 2011 compared to the first half of 2010 due to a higher level of bond investments. Total Bond investments at June 30, 2011 were approximately $137.3 million as compared to approximately $92.9 million at June 30, 2010. Interest payments of approximately $967,000 were received from tax-exempt bonds that the Company did not hold during the first half of 2010. In addition, the Company realized approximately $308,000 of contingent interest from the Clarkson College bond retirement in first half 2011.

Gain on early extinguishment of debt. In June 2010 the Company had the opportunity to acquire at a discount, and thereby retire, the $12.8 million outstanding mortgage debt secured by the Ohio Properties. The early extinguishment of this debt resulted in a gain of approximately $439,000 in the second half of 2010 and did not repeat in the first half of 2011.

   Other income.  Other income is comprised mainly of interest income on property loans held by the Company and the forgiveness of third party debt related to the DeCordova foreclosure. The increase in other income is attributable to higher levels of property loans outstanding during the first half of 2011 as compared to the first half of 2010 and the forgiveness of debt which occurred in first quarter 2011.

Real estate operating expenses. Real estate operating expenses associated with the MF Properties is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The overall decrease in real estate operating expenses was related to several offsetting factors. During the first half of 2010, approximately $231,000 of administrative fees and approximately $521,000 of acquisition costs paid by the Ohio Properties was not repeated in the second half of 2011. DeCordova was reported as a bond investment during the first half of 2010, but was reported as an MF Property during the first half of 2011. This reporting change combined with the addition of Arboretum contributed to a net increase of approximately $415,000 in real estate expenses in the first half of 2011. Arboretum also added approximately $286,000 of acquisition fees.

Provision for loss. The Company periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment. The value of the underlying property assets is ultimately the most relevant measure of value to support the investment carrying values. Investments tested for impairment include all fixed assets, bond investments and taxable loans made to various properties and other amounts due to the Company. Such evaluation is based on cash flow and discounted cash flow models. The Company concluded that there was no impairment of fixed assets or bond investments as of June 30, 2011 for any of the Company's investments. However, this evaluation did determine that a portion of the interest receivable was impaired on the Woodland Park bond and that an allowance for loss should be recorded. An allowance for loss and associated provision for loss of approximately $700,000 was recorded against the the accrued bond interest in the first half of 2011.

Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the apartment properties of the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS Credit Facility. The increase in depreciation and amortization expense from the first half of 2010 to the first half of 2011 is attributable to depreciation on newly capitalized and newly acquired assets.

Interest expense. The increase in interest expense during the first half of 2011 compared to the first half of 2010 was due to a number of offsetting factors. The Company's borrowing cost decreased from approximately 4.0% per annum in 2010 to approximately 2.6% resulting in an approximate decrease of $596,000 when comparing first half of 2011 to first half of 2010. Partially offsetting this decrease was an approximate $573,000 increase resulting from the higher average principal of outstanding debt. The remaining approximate $760,000 increase was the result of the mark to market adjustment of the Company's derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.

General and administrative expenses. General and administrative expenses increased approximately $220,000 in the first half of 2011 as compared to the first half of 2010 due to administration fees paid to AFCA2 as a result of new investments and increased salary costs. These were offset by decreases in professional fees.

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

Other sources of cash available to the Partnership include debt financing, mortgages and the sale of additional BUCs. The Company currently has outstanding debt financing of $106.3 million under three separate credit facilities.

The first credit facility is the TEBS Facility. On September 1, 2010, the Partnership and its Consolidated Subsidiary ATAX TEBS I, LLC, entered into a number of agreements relating to a new long-term debt financing facility provided through the securitization of thirteen tax-exempt mortgage revenue bonds pursuant to Freddie Mac’s TEBS program. The TEBS Financing essentially provides the Company with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term tax-exempt rates.  The gross proceeds from TEBS Financing were approximately $95.8 million.  After the payment of transaction expenses the Company received net proceeds from the TEBS Financing of approximately $90.4 million.  The Company applied approximately $49.5 million of these net proceeds to repay the entire outstanding principal of, and accrued interest on, its secured term loan from Bank of America. As of closing, the SIFMA rate was equal to 0.25% and the total Facility Fees were 1.9%, resulting in a total initial cost of borrowing of 2.15%.  As of June 30, 2011, the SIFMA rate was equal to 0.14% resulting in a total cost of borrowing of 2.04%. As of December 31, 2010, the SIFMA rate was equal to 0.34% resulting in a total cost of borrowing of 2.24%.

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

The second credit facility in place at June 30, 2011, was a sale and repurchase agreement with Deutsche Bank related to the Autumn Pines tax-exempt mortgage revenue bond. The transaction is structured such that Deutsche Bank purchased the Autumn Pines bond for $10.0 million plus accrued interest on March 31, 2011 and the Partnership agreed to repurchase the Autumn Pines bond on July 7, 2011 for $10.0 million plus accrued interest. This transaction was a secured financing arrangement and was reflected as such in the financial statements as of, and for the period ended, June 30, 2011. The proceeds of this structured financing were utilized to enable the Partnership to complete the investments in the Briarwood Manor tax-exempt bond and the Arboretum MF Property. On July 7, 2011, the Company closed a $10.0 million financing utilizing a Tender Option Bond ("TOB") structure with the Deutsche Bank ("DB") and repurchased the Autumn Pines bond. The TOB was structured as a securitization of the $13.4 million Autumn Pines Apartments tax-exempt mortgage revenue bond. The Company transferred this bond to a custodian and trustee that are affiliates of DB. The TOB trustee then issued senior floating-rate participation interests ("SPEARS"), and residual participation interests, ("LIFERS"). The SPEARS and LIFERS represent beneficial interests in the securitized asset held by the TOB trustee. The SPEARS were credit-enhanced by DB and sold through a placement agent to unaffiliated investors. The gross proceeds from the sale of the SPEARS were remitted to the Company. The LIFERS were retained by the Company and are pledged to DB to secure certain reimbursement obligations.

The TOB trust receives all principal and interest payments on the bond. The holders of the SPEARS are entitled to receive regular payments from the TOB trust at a variable rate established by a third party remarketing firm that is expected to be similar to the weekly Securities Industry and Financial Markets Association (“SIFMA”) floating index rate. Payments on the SPEARS will be made prior to any payments on the LIFERS held by the Company. As the holder of the LIFERS, the Company is not entitled to receive payments from the TOB trust at any particular rate, but will be entitled to all remaining principal and interest paid on the bond after payment due on the SPEARS and payment of trust expenses including trustee, remarketing and liquidity fees. Accordingly, payments to the Company on the LIFERS are expected to vary over time.

As a result, the TOB essentially provides the Company with a secured variable rate debt facility at interest rates that reflect the prevailing short-term tax-exempt rates paid by the TOB trust on the SPEARS. Payments made to the holders of the SPEARS and the amount of trust fees essentially represent the Company's effective cost of borrowing on the net proceeds it received from the sale of the SPEARS. At closing of the TOB, the rate paid on the SPEARS was 0.09% per annum and the total trust fees were 1.75% per annum, resulting in a total initial cost of borrowing of 1.84% per annum.

The Company may borrow additional funds using the DB TOB program from time to time in order to provide debt financing for the acquisition of additional tax-exempt mortgage bonds in accordance with its business plan. However, there can be no assurance that the Company will be able to obtain additional TOB financing in the future or that the terms of any such additional TOB financing will be comparable to the terms of the initial TOB financing.

The third credit facility is the OSB Facility that had an outstanding balance of $1.0 million at June 30, 2011. The OSB Facility is a general credit facility that allows the Company to borrow up to $4.0 million. The OSB Facility is a term loan that matures on June 30, 2012, is collateralized by the Briarwood Manor tax-exempt mortgage revenue bond and bears interest at a fixed annual rate of 5.25% per annum.

In addition to the debt facilities, the Company has six outstanding mortgage loans collaterized by five MF Properties. The total outstanding mortgage loan principal is approximately $41.6 million. These mortgages carry current interest rates ranging from 2.6% to 6.0% with maturity dates ranging from November 2011 to May 2014.

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

The Partnership’s principal uses of cash are the payment of distributions to unitholders, interest and principal on debt financing and general and administrative expenses. The Partnership also uses cash to acquire additional investments.  Distributions to unitholders may increase or decrease at the determination of the General Partner.  Distributions to unitholders depend primarily upon the amount of base and contingent interest received on the Company’s tax-exempt mortgage revenue bonds and cash received from other investments, the amount of borrowings and the effective interest rate of these borrowings, and the amount of the Partnership’s undistributed cash.  Recently, cash generated by the Partnership’s investments has not been sufficient to fund such expenditures and distributions without utilizing cash reserves to supplement the deficit.  See discussion below regarding “Cash Available for Distribution.”  The Partnership continued distributions during the quarter at an annual rate of $0.50 per BUC.  Although CAD generated in recent quarters has not been sufficient to fully fund distributions at this rate without utilizing the Partnership’s cash reserves to supplement the deficit, the General Partner believes that distributions at this level are sustainable, however, if actual results vary from current projections and the actual CAD generated is less than the regular distribution, such distribution amount may need to be reduced. The Partnership believes that the shortfall in CAD generated in recent quarters is largely a function of being "under-leveraged" and, thereby, "under-invested". By obtaining additional leverage more funds are made available for investment. Investing any such funds at current interest rate spreads would generate additional CAD. The Partnership's operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 40% and 60% of the total par value of the Partnership's tax-exempt mortgage bond portfolio.  At June 30, 2011, the Partnership has outstanding debt financing of approximately $106.3 million secured by 14 tax-exempt mortgage revenue bonds with a total par value of $138.5 million plus approximately $14.9 million in restricted cash.  As of June 30, 2011, the debt outstanding related to the total par value of the Partnerships' total bond portfolio of approximately $194.7 million plus restricted cash results in a leverage ratio of approximately 51%.  Additionally, the MF Properties are encumbered by mortgage loans with an aggregate principal balance of approximately $41.6 million.  The total debt financing plus mortgage loans as of June 30, 2011, of approximately $147.9 million results in a leverage ratio to Total Assets of approximately 50%. At December 31, 2010, the Partnership has outstanding debt financing of $95.6 million secured by 13 tax-exempt mortgage revenue bonds with a total par value of $125.6 million plus approximately $15.2 million in restricted cash.  As of December 31, 2010, the debt outstanding related to the total par value of the Partnerships' total bond portfolio of approximately $189.3 million plus restricted cash results in a leverage ratio of approximately 47%.  Additionally, the MF Properties are encumbered by mortgage loans with an aggregate principal balance of approximately $10.6 million.  The total debt financing plus mortgage loans as of December 31, 2010, of $106.2 million results in a leverage ratio to Total Assets of approximately 44%.

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

On a consolidated basis, there was an improvement of $3.2 million in cash provided by operating activities for the first half of 2011 as compared to first half of 2010 due to changes in working capital components.  Cash used for investing activities increased approximately $15.3 million for first half of 2011 as compared to the first half of 2010.  The increase in cash used related to investing activities is mainly the result of cash used to acquire the Arboretum Apartment and Eagle Village Student Housing properties, the Briarwood Manor, GMF-Madison and GMF-Warren/Tulane tax-exempt and taxable bonds offset by the release of restricted cash upon foreclosure of the DeCordova and Weatherford properties and the retirement of the Clarkson College bond. Cash provided by debt financings increased slightly in the first half of 2011 as compared to the first half of 2010.  Financing cash flows in 2011 consisted mainly of cash inflows from additional borrowings offset by distribution payments. Financing cash flows in 2010 consisted mainly of cash inflows from the sales of BUCs offset by principal payments on debt and distributions.

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

In May 2011, the outstanding Clarkson College tax-exempt bond held by the Company was retired early for an amount equal to the outstanding principal and base interest plus accrued but unpaid contingent interest. The retirement of the bond resulted in a payment to the Partnership of approximately $6.1 million consisting of approximately $5.8 million in principal, approximately $16,000 of base interest and approximately $308,000 of accrued contingent interest. The contingent interest is Tier 2 income and was therefore distributed 75% to the unitholders and 25% to the General Partner in July, 2011.

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

The following tables show the calculation of CAD for the three and six months ended June 30, 2011 and 2010:

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010
Net (loss) income - America First Tax Exempt Investors L.P.	$(243,248)	$566,714	$945,926	$914,106
Net loss related to VIEs and eliminations due to consolidation	416,922	880,633	697,051	1,571,795
Net income before impact of VIE consolidation	$173,674	$1,447,347	$1,642,977	$2,485,901
Change in fair value of derivatives and interest rate derivative amortization	656,000	13,742	888,554	128,772
Depreciation and amortization expense (Partnership only)	730,651	664,165	1,255,214	1,333,023
Deposit liability gain - Ohio sale agreement	—	1,906,374	—	1,906,374
Tier 2 Income distributable to the General Partner	(77,039)	(466,553)	(77,039)	(466,553)
Provision for loss on receivables	710,690	—	710,690	—
Bond purchase discount accretion (net of cash received)	(37,014)	—	(145,970)	—
Ohio deferred interest	347,514	—	695,028	—
CAD	$2,504,476	$3,565,075	$4,969,454	$5,387,517
Weighted average number of units outstanding,
basic and diluted	30,122,928	27,765,126	30,122,928	24,820,387
Net income, basic and diluted, per unit	$—	$0.05	$0.05	$0.10
Total CAD per unit	$0.08	$0.13	$0.17	$0.22
Distributions per unit	$0.125	$0.125	$0.25	$0.25

Contractual Obligations

As discussed in the Annual report on Form 10-K, the amounts maturing in 2011 consist of the paydowns on the TEBS credit facility with Freddie Mac and payments on the MF Property mortgages.

The Company has the following contractual obligations as of June 30, 2011:

	Payments due by period
		Less than	1-2	More than 2
	Total	1 year	years	years
Debt Financing	$106,323,584	$10,390,584	$2,954,000	$92,979,000
Mortgages payable	$41,608,577	$4,462,504	$37,146,073	$—
Effective interest rate(s) (1)		2.37%	2.26%	2.04%
Interest (2)	$12,124,252	$1,422,878	$5,025,780	$5,675,594

(1)	Interest rates shown are the average effective rates as of June 30, 2011 and include the impact of our interest rate derivatives.

(2)	Interest shown is estimated based upon current effective interest rates through maturity.

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

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU No. 2010-20 enhances the existing disclosure requirements providing more transparency of the allowance for loan losses and credit quality of financing receivables. The new disclosures that relate to information as of the end of a reporting period were effective for the first interim and annual reporting periods ending on or after December 15, 2010.  The new disclosures that relate to activity occurring during the reporting period will be effective for the first interim and annual periods beginning after December 15, 2010, or first quarter of fiscal 2011 and thereafter in the Company’s case.  The adoption of ASU 2010-20 impacted the disclosures in Note 6 but did not affect financial position, results of operations, or cash flows.

In May 2011, the FASB issued ASU 2010-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurements and Disclosures. The ASU is a result of joint efforts by the FASB and the International Accounting Standards Board ("IASB") to develop a single, converged fair value framework that addresses how to measure fair value and the disclosures to be provided. The ASU expands existing disclosure requirements for fair value measurements and makes other amendments. The ASU is effective for interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued ASU No. 2010-05, Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options previously allowed fro in ASC 220 and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The ASU did not change the items that must be reported in other comprehensive income. The amendments are effective for fiscal years, and interim periods within those years beginning after December 15, 2012.

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

The following table outlines the interest rate caps the Company has in place as of June 30, 2011:

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

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $656,000 and $889,000 for the three and six months ended June 30, 2011, respectively. The change in the fair value of derivative contracts resulted in an increase in interest expense of approximately $14,000 and $129,000 for the three and six months ended June 30, 2010, respectively.

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
31.1  Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2  Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1  Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2  Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Partners' Capital and Comprehensive Income (Loss) for the six months ended June 30, 2011 and 2010, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Date: August 9, 2011	By:	/s/ Mark Hiatt
Mark Hiatt
Chief Executive Officer