Form 10-Q
period 2011-09-30
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2011-11-07
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1A	Risk Factors	56
Item 6	Exhibits	56

SIGNATURES	57

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$10,411,071	$13,277,048
Restricted cash	16,853,085	25,252,756
Interest receivable	8,562,286	4,670,182
Tax-exempt mortgage revenue bonds held in trust, at fair value (Notes 4 & 7)	91,654,982	73,451,479
Tax-exempt mortgage revenue bonds, at fair value (Note 4)	47,435,630	27,115,164
Real estate assets: (Note 5)
Land	13,446,385	12,946,831
Buildings and improvements	114,414,173	91,802,694
Real estate assets before accumulated depreciation	127,860,558	104,749,525
Accumulated depreciation	(19,580,720)	(23,467,105)
Net real estate assets	108,279,838	81,282,420
Other assets (Note 6)	14,212,716	16,558,200
Total Assets	$297,409,608	$241,607,249

Liabilities
Accounts payable, accrued expenses and other liabilities	$3,516,836	$3,528,303
Distribution payable	3,803,399	3,803,399
Debt financing (Note 7)	109,187,000	95,608,000
Mortgages payable (Note 8)	43,667,892	10,645,982
Total Liabilities	160,175,127	113,585,684

Commitments and Contingencies (Note 12)

Partners' Capital
General Partner (Note 2)	(298,694)	(280,629)
Beneficial Unit Certificate holders	160,388,092	161,389,189
Unallocated deficit of Consolidated VIEs	(23,163,457)	(32,945,669)
Total Partners' Capital	136,925,941	128,162,891
Noncontrolling interest (Note 5)	308,540	(141,326)
Total Capital	137,234,481	128,021,565
Total Liabilities and Partners' Capital	$297,409,608	$241,607,249

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues:
Property revenues	$4,319,370	$3,698,181	$12,453,647	$10,948,483
Mortgage revenue bond investment income	2,465,876	2,011,059	7,094,549	5,029,943
Gain on early extinguishment of debt	—	—	—	438,816
Other income	359,167	112,400	759,478	325,226
Total Revenues	7,144,413	5,821,640	20,307,674	16,742,468
Expenses:
Real estate operating (exclusive of items shown below)	2,452,229	2,282,147	7,192,751	7,430,764
Asset impairment charge - Weatherford	—	2,716,330	—	2,716,330
Provision for loss on receivables	14,525	—	725,215	—
Depreciation and amortization	1,536,591	1,430,847	4,171,142	3,868,105
Interest	2,138,532	1,184,293	4,646,590	3,029,572
General and administrative	725,115	637,624	2,044,132	1,736,400
Total Expenses	6,866,992	8,251,241	18,779,830	18,781,171
Net income (loss)	277,421	(2,429,601)	1,527,844	(2,038,703)
Net income (loss) attributable to noncontrolling interest	145,369	(221,878)	449,866	(745,086)
Net income (loss) - America First Tax Exempt Investors, L.P.	$132,052	$(2,207,723)	$1,077,978	$(1,293,617)

Net income (loss) allocated to:
General Partner	$3,750	$(13,454)	75,212	13,813
Limited Partners - Unitholders	371,286	(1,331,945)	1,942,800	1,126,689
Unallocated loss of Consolidated Property VIEs	(242,984)	(862,324)	(940,034)	(2,434,119)
Noncontrolling interest	145,369	(221,878)	449,866	(745,086)
	$277,421	$(2,429,601)	$1,527,844	$(2,038,703)
Unitholders' interest in net income per unit (basic and diluted):
Net income (loss), basic and diluted, per unit	$0.01	$(0.04)	$0.06	$0.04
Weighted average number of units outstanding, basic and diluted	30,122,928	30,122,928	30,122,928	26,607,324

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010
(UNAUDITED)

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non- controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2011	$(280,629)	30,122,928	$161,389,189	$(32,945,669)	$(141,326)	$128,021,565	$(9,692,233)
Deconsolidation of VIEs (Note 3)	(7,262)	—	(718,981)	10,722,246	—	9,996,003	(726,243)
Distributions paid or accrued	(177,643)	—	(11,296,098)	—	—	(11,473,741)	—
Comprehensive income:
Net income (loss)	75,212	—	1,942,800	(940,034)	449,866	1,527,844	—
Unrealized gain on securities	91,628	—	9,071,182	—	—	9,162,810	9,162,810
Comprehensive income						10,690,654
Comprehensive income attributable to noncontrolling interest	—	—	—	—	—	449,866	—
Comprehensive income attributable to Partnership	—	—	—	—	—	10,240,788	—
Balance at September 30, 2011	$(298,694)	30,122,928	$160,388,092	$(23,163,457)	$308,540	$137,234,481	$(1,255,666)

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non- controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2010	$271,051	21,842,928	$130,482,881	$(32,215,697)	$62,505	$98,600,740	$(11,009,231)
Sale of Beneficial Unit Certificates	—	8,280,000	41,591,763	—	—	41,591,763	—
Deconsolidation of VIEs	15,881	—	1,572,185	1,736,288	—	3,324,354	1,588,066
Consolidation of VIEs	27,523	—	2,724,760	—	—	2,752,283	2,752,283
Distributions paid or accrued
Regular distribution	(89,532)	—	(8,863,649)	—	—	(8,953,181)	—
Distribution of Tier II earnings	(465,816)	—	(1,397,449)	—	—	(1,863,265)	—
Comprehensive income:
Net income (loss)	13,813	—	1,126,689	(2,434,119)	(745,086)	(2,038,703)	—
Unrealized gain on securities	28,978	—	2,868,831	—	—	2,897,809	2,897,809
Comprehensive income						859,106
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—	(745,086)	—
Comprehensive income attributable to Partnership	—	—	—	—	—	1,604,192	—
Balance at September 30, 2010	$(198,102)	30,122,928	$170,106,011	$(32,913,528)	$(682,581)	$136,311,800	$(3,771,073)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended,
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net income (loss)	$1,527,844	$(2,038,703)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	4,171,142	3,868,105
Asset impairment charge - Weatherford	—	2,716,330
Provision for loss on receivables	725,215	—
Non-cash loss on derivatives	1,962,016	564,773
Bond discount accretion	(366,013)	(362,243)
Gain on asset sold	(21,103)	—
Gain on early extinquishment of debt	—	(438,816)
Debt forgiveness	(104,988)	—
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(2,590,871)	(2,646,580)
Decrease (increase) in other assets	1,466,137	(2,077,042)
Increase (decrease) in accounts payable and accrued expenses	302,403	(9,961)
Net cash provided (used) by operating activities	7,071,782	(424,137)
Cash flows from investing activities:
Investments in other assets	—	(1,115,000)
Acquisition of tax-exempt mortgage revenue bonds	(20,117,500)	(15,867,588)
Acquisition of MF Properties, net of cash acquired	(24,779,613)	—
Capital expenditures	(7,220,528)	(880,626)
Proceeds from asset sold	36,500	—
Increase in restricted cash	(154,371)	(1,437,735)
Restricted cash - debt collateral (paid) released	230,046	(15,706,900)
Change in restricted cash - Ohio sale	2,684,876	(2,684,876)
Cash released upon foreclosure	2,235,335	—
Proceeds from bond retirement	6,119,573	—
Proceeds from payments on taxable loans	4,528,137	—
Transfer of cash to deconsolidated VIE upon deconsolidation	(5,135)	(88,949)
Transfer of cash from consolidated VIE upon consolidation	—	1,979
Principal payments received on tax-exempt mortgage revenue bonds	370,688	349,149
Net cash used by investing activities	(36,071,992)	(37,430,546)
Cash flows from financing activities:
Distributions paid	(11,473,741)	(9,770,991)
Decrease in liabilities related to restricted cash	154,371	1,437,735
Proceeds from debt financing	48,233,354	95,810,000
Deferred financing costs	(222,307)	(3,725,103)
Principal payments on debt financing and mortgage payable	(10,557,444)	(74,350,571)
Loan extension payment	—	(246,485)
Acquisition of interest rate cap agreements	—	(2,694,600)
Sale of Beneficial Unit Certificates	—	41,591,763
Net cash provided by financing activities	26,134,233	48,051,748
Net (decrease) increase in cash and cash equivalents	(2,865,977)	10,197,065
Cash and cash equivalents at beginning of period	13,277,048	17,280,535
Cash and cash equivalents at end of period	$10,411,071	$27,477,600

Cash paid during the period for interest	$2,607,888	$2,981,247
Distributions declared but not paid	$3,803,399	$3,803,400
Cash received for sale of MF Properties eliminated in consolidation (Note 2 and Note 5)	$—	16,192,000
Cash paid for purchase of tax exempt bond eliminated in consolidation (Note 4)	$—	(18,313,000)
Cash paid for taxable loan eliminated in consolidation (Note 2 and 5)	$—	(1,236,236)
Capital expenditures financed through payables	$9,000,099	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

1.  Basis of Presentation

General

America First Tax Exempt Investors, L.P. (the “Partnership”) was formed on April 2, 1998 under the Delaware Revised Uniform Limited Partnership Act for the primary purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential properties.  Interest on these bonds is excludable from gross income for federal income tax purposes.  As a result, most of the income earned by the Partnership is exempt from federal income taxes.  The Partnership may also invest in other types of tax-exempt securities that may or may not be secured by real estate and may make taxable mortgage loans secured by multifamily properties which are financed by tax-exempt mortgage revenue bonds held by the Partnership.  The Partnership generally does not seek to acquire direct interests in real property as long term or permanent investments.  The Partnership may, however, acquire real estate securing its tax-exempt mortgage revenue bonds or taxable mortgage loans through foreclosure in the event of a default.  In addition, the Partnership may acquire interests in multifamily apartment properties (“MF Properties”) in order to position itself for future investments in tax-exempt bonds issued to finance these properties. The Partnership expects to sell its interest in these MF Properties in connection with the future syndication of low income housing tax credits under Section 42 of the Internal Revenue Code ("LIHTCs") or to a tax-exempt organization and to acquire tax-exempt bonds on these properties to provide debt financing to the new owners.

Our general partner is America First Capital Associates Limited Partnership Two (“AFCA 2” or “General Partner”).  The general partner of AFCA2 is The Burlington Capital Group LLC ("Burlington"). The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partner interests to investors (“unitholders”).  The Partnership will terminate on December 31, 2050, unless terminated earlier under provisions of its Agreement of Limited Partnership.

The consolidated financial statements of the “Company” reported in this Form 10-Q include the assets, liabilities and results of operations of the Partnership, its Consolidated Subsidiaries and three other consolidated entities in which the Partnership does not hold an ownership interest but which own multifamily apartment properties financed with tax-exempt bonds held by the Partnership and which are treated as variable interest entities ("VIEs") of which the Partnership has been determined to be the primary beneficiary (“Consolidated VIEs”).  The Consolidated Subsidiaries of the Partnership consist of:

•	ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing with Freddie Mac, and

•
Nine multifamily apartments ("MF Properties") owned by various Partnership subsidiaries. Such subsidiaries hold a 99% limited partner interest in five limited partnerships and 100% member positions in four limited liability companies. Three apartment properties which are subject to a sales agreement and are also reported as MF Properties – Note 2 and Note 5.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The accompanying interim unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. These condensed consolidated financial statements and notes have been prepared consistently with the 2010 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2011, and the results of operations for the interim periods presented have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

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

In October 2011, the current owners of the Ohio properties subject to the sales agreement entered into a transaction with an unrelated third party investor to sell the Ohio properties limited partnership interests. The initial approximate $336,000 equity contributed does not meet the minimum investment requirement to recognize the sale transaction (Note 12)

The unallocated deficit of the Consolidated VIEs is primarily comprised of the accumulated historical net losses of the Consolidated VIEs since the applicable consolidation date. The unallocated deficit of the VIEs and the VIEs' net losses subsequent to that date are not allocated to the General Partner and unitholders as such activity is not contemplated by, or addressed in, the Agreement of Limited Partnership.

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

On January 1, 2010, the Partnership determined that eight of the entities financed by tax-exempt bonds owned by the Partnership were held by VIEs.  These VIEs are Ashley Square, Bent Tree, Cross Creek, Fairmont Oaks, Iona Lakes, Lake Forest, Residences at DeCordova ("DeCordova") and Residences at Weatherford ("Weatherford"). See below for further discussion on which VIEs are consolidated as of the reporting date.

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

In June 2011, the Iona Lakes Consolidated VIE merged with and into Agape Iona Lakes Inc ("AIL"), an unaffiliated Florida not-for-profit entity, with AIL being the surviving entity. The merger was a reconsideration event under applicable consolidation guidance and the Partnership determined that AIL does not meet the criteria to be reported as a Consolidated VIE since it is an unrelated not-for-profit organization. For accounting purposes, the Partnership deconsolidated Iona Lakes as of May 31, 2011.

At September 30, 2011, the Partnership determined it is the primary beneficiary of three of the remaining VIEs; Bent Tree, Fairmont Oaks, and Lake Forest and has continued to consolidate these entities.  During 2010, the Partnership reported six properties as Consolidated VIEs: Bent Tree, DeCordova, Fairmont Oaks, Iona Lakes, Lake Forest, and Weatherford.

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

Consolidated VIEs

In January 2011, the Partnership determined it was the primary beneficiary of the the following properties: Bent Tree, Fairmont Oaks, Iona Lakes, Lake Forest, DeCordova and Weatherford and reported these as Consolidated VIEs.  Once the foreclosure and merger noted above were completed, only three properties met the primary beneficiary criteria, Bent Tree, Fairmont Oaks, and Lake Forest. The capital structure of each of these remaining VIEs consists of senior debt, subordinated debt and equity capital.  The senior debt is in the form of a tax-exempt multifamily housing mortgage revenue bond and accounts for the majority of each VIE's total capital. As the bondholder, the Partnership is entitled to principal and interest payments and has certain protective rights as established by the bond documents.  The equity ownership of the consolidated VIEs, Bent Tree, Fairmont Oaks, and Lake Forest, is ultimately held by corporations which are owned by four individuals, three of which are related parties.  Additionally, each of these properties is managed by an affiliate of the Partnership, America First Properties Management Company, LLC (“Properties Management”) which is an affiliate of Burlington.

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

Non-Consolidated VIEs

Upon adoption of the revised consolidation guidance effective January 1, 2010, the Company deconsolidated two entities, the Ashley Square and Cross Creek VIEs.  In determining the primary beneficiary of these VIEs, the Partnership considered the activities of each VIE which most significantly impact the VIEs' economic performance, who has the power to control such activities, the risks which the entities were designed to create, the variability associated with those risks and the interests which absorb such variability.  The significant activities of the VIE that impact the economic performance of the entity include leasing and maintaining apartments, determining if the property is to be sold, decisions relating to debt refinancing, the selection of or replacement of the property manager and the approval of the operating and capital budgets.  As discussed below, while the capital structures of these VIEs resulted in the Partnership holding a majority of the variable interests in these VIEs, the Partnership determined it does not have the power to direct the activities of these VIEs that most significantly impact the VIEs’ economic performance and, as a result, is not the primary beneficiary of these VIEs.

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

The following tables presents information regarding the carrying value and classification of the assets held by the Partnership as of September 30, 2011, which constitute a variable interest in Ashley Square and Cross Creek.

	Balance Sheet Classification	Carrying Value	Maximum Exposure to Loss
Ashley Square Apartments
Tax Exempt Mortgage Revenue Bond	Bond Investment	$5,296,741	$5,320,000
Property Loan	Other Asset	1,190,000	6,037,591
		$6,486,741	$11,357,591
Cross Creek Apartments
Tax Exempt Mortgage Revenue Bond	Bond Investment	$7,668,389	$5,949,988
Property Loans	Other Asset	3,477,755	3,477,755
		$11,146,144	$9,427,743

The tax exempt mortgage revenue bonds are classified on the balance sheet as available for sale investments and are carried at fair value while property loans are presented on the balance sheet as other assets and are carried at the unpaid principal and interest less any loan loss reserves.  See Footnote 4 for additional information regarding the bonds and Footnote 6 for additional information regarding the property loans.  The maximum exposure to loss for the bonds is equal to the unpaid principal balance as of September 30, 2011.  The difference between the carrying value and the maximum exposure to loss is a function of the fair value of the bond.  The maximum exposure to loss for the property loans is equal to the unpaid principal and interest.  The difference between the carrying value and the maximum exposure is the value of loan loss reserves that have been previously recorded against the outstanding loan balances.

The following tables present the effects of the consolidation of the Consolidated VIEs on the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

Condensed Consolidating Balance Sheets as of September 30, 2011 and December 31, 2010:

	Partnership as of September 30, 2011	Consolidated VIEs as of September 30, 2011	Consolidation -Elimination as of September 30, 2011	Total as of September 30, 2011
Assets
Cash and cash equivalents	$10,343,765	$67,306	$—	$10,411,071
Restricted cash	15,606,940	1,246,145	—	16,853,085
Interest receivable	12,676,273	—	(4,113,987)	8,562,286
Tax-exempt mortgage revenue bonds held in trust, at fair value	115,122,928	—	(23,467,946)	91,654,982
Tax-exempt mortgage revenue bonds, at fair value	47,435,630	—	—	47,435,630
Real estate assets:
Land	10,196,341	3,250,044	—	13,446,385
Buildings and improvements	82,927,536	31,486,637	—	114,414,173
Real estate assets before accumulated depreciation	93,123,877	34,736,681	—	127,860,558
Accumulated depreciation	(7,593,478)	(11,987,242)	—	(19,580,720)
Net real estate assets	85,530,399	22,749,439	—	108,279,838
Other assets	24,604,982	664,997	(11,057,263)	14,212,716
Total Assets	$311,320,917	$24,727,887	$(38,639,196)	$297,409,608

Liabilities
Accounts payable, accrued expenses and other liabilities	$2,447,560	$24,364,235	$(23,294,959)	$3,516,836
Distribution payable	3,803,399	—	—	3,803,399
Debt financing	109,187,000	—	—	109,187,000
Mortgages payable	43,667,892	24,466,000	(24,466,000)	43,667,892
Total Liabilities	159,105,851	48,830,235	(47,760,959)	160,175,127
Partners' Capital
General Partner	(298,694)	—	—	(298,694)
Beneficial Unit Certificate holders	152,205,220	—	8,182,872	160,388,092
Unallocated deficit of Consolidated VIEs	—	(24,102,348)	938,891	(23,163,457)
Total Partners' Capital	151,906,526	(24,102,348)	9,121,763	136,925,941
Noncontrolling interest	308,540	—	—	308,540
Total Capital	152,215,066	(24,102,348)	9,121,763	137,234,481
Total Liabilities and Partners' Capital	$311,320,917	$24,727,887	$(38,639,196)	$297,409,608

	Partnership as of December 31, 2010	Consolidated VIEs as of December 31, 2010	Consolidation -Elimination as of December 31, 2010	Total as of December 31, 2010
Assets
Cash and cash equivalents	$13,095,306	$181,742	$—	$13,277,048
Restricted cash	21,259,931	3,992,825	—	25,252,756
Interest receivable	10,154,676	—	(5,484,494)	4,670,182
Tax-exempt mortgage revenue bonds held in trust, at fair value	95,400,690	—	(21,949,211)	73,451,479
Tax-exempt mortgage revenue bonds, at fair value	47,956,608	—	(20,841,444)	27,115,164
Real estate assets:
Land	6,736,351	6,210,480	—	12,946,831
Buildings and improvements	37,780,446	54,022,248	—	91,802,694
Real estate assets before accumulated depreciation	44,516,797	60,232,728	—	104,749,525
Accumulated depreciation	(5,229,598)	(18,237,507)	—	(23,467,105)
Net real estate assets	39,287,199	41,995,221	—	81,282,420
Other assets	33,078,415	1,334,439	(17,854,654)	16,558,200
Total Assets	$260,232,825	$47,504,227	$(66,129,803)	$241,607,249

Liabilities
Accounts payable, accrued expenses and other liabilities	$1,580,642	$39,069,063	$(37,121,402)	$3,528,303
Distribution payable	3,803,399	—	—	3,803,399
Debt financing	95,608,000	—	—	95,608,000
Mortgages payable	10,645,982	50,071,000	(50,071,000)	10,645,982
Total Liabilities	111,638,023	89,140,063	(87,192,402)	113,585,684
Partners' Capital
General Partner	(280,629)	—	—	(280,629)
Beneficial Unit Certificate holders	149,016,757	—	12,372,432	161,389,189
Unallocated deficit of Consolidated VIEs	—	(41,635,836)	8,690,167	(32,945,669)
Total Partners' Capital	148,736,128	(41,635,836)	21,062,599	128,162,891
Noncontrolling interest	(141,326)	—	—	(141,326)
Total Capital	148,594,802	(41,635,836)	21,062,599	128,021,565
Total Liabilities and Partners' Capital	$260,232,825	$47,504,227	$(66,129,803)	$241,607,249

Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2011 and 2010:

	Partnership For the Three Months Ended September 30, 2011	Consolidated VIEs For the Three Months Ended September 30, 2011	Consolidation -Elimination For the Three Months Ended September 30, 2011	Total For the Three Months Ended September 30, 2011
Revenues:
Property revenues	$3,110,836	$1,208,534	$—	$4,319,370
Mortgage revenue bond investment income	2,849,397	—	(383,521)	2,465,876
Other income	359,167	—	—	359,167
Total Revenues	6,319,400	1,208,534	(383,521)	7,144,413
Expenses:
Real estate operating (exclusive of items shown below)	1,722,516	729,713	—	2,452,229
Provision for loss on receivables	14,525	—	—	14,525
Depreciation and amortization	1,198,307	347,518	(9,234)	1,536,591
Interest	2,138,532	789,331	(789,331)	2,138,532
General and administrative	725,115	—	—	725,115
Total Expenses	5,798,995	1,866,562	(798,565)	6,866,992
Net income (loss)	520,405	(658,028)	415,044	277,421
Net income attributable to noncontrolling interest	145,369	—	—	145,369
Net income (loss) - America First Tax Exempt Investors, L. P.	$375,036	$(658,028)	$415,044	$132,052

	Partnership For the Three Months Ended September 30, 2010	Consolidated VIEs For the Three Months Ended September 30, 2010	Consolidation -Elimination For the Three Months Ended September 30, 2010	Total For the Three Months Ended September 30 , 2010
Revenues:
Property revenues	$1,818,580	$1,879,601	$—	$3,698,181
Mortgage revenue bond investment income	2,895,218	—	(884,159)	2,011,059
Other income	112,400	—	—	112,400
Total Revenues	4,826,198	1,879,601	(884,159)	5,821,640
Expenses:
Real estate operating (exclusive of items shown below)	1,002,705	1,279,442	—	2,282,147
Asset impairment charge - Weatherford	2,716,330	2,767,070	(2,767,070)	2,716,330
Depreciation and amortization	852,523	591,579	(13,255)	1,430,847
Interest	1,184,293	1,414,558	(1,414,558)	1,184,293
General and administrative	637,624	—	—	637,624
Total Expenses	6,393,475	6,052,649	(4,194,883)	8,251,241
Net income (loss)	(1,567,277)	(4,173,048)	3,310,724	(2,429,601)
Net loss attributable to noncontrolling interest	(221,878)	—	—	(221,878)
Net income (loss) - America First Tax Exempt Investors, L. P.	$(1,345,399)	$(4,173,048)	$3,310,724	$(2,207,723)

	Partnership For the Nine Months Ended September 30, 2011	Consolidated VIEs For the Nine Months Ended September 30, 2011	Consolidation -Elimination For the Nine Months Ended September 30, 2011	Total For the Nine Months Ended September 30, 2011
Revenues:
Property revenues	$7,698,310	$4,755,337	$—	$12,453,647
Mortgage revenue bond investment income	8,729,857	—	(1,635,308)	7,094,549
Other income	654,490	4,133,477	(4,028,489)	759,478
Total Revenues	17,082,657	8,888,814	(5,663,797)	20,307,674
Expenses:
Real estate operating (exclusive of items shown below)	4,366,574	2,826,177	—	7,192,751
Provision for loss on receivables	725,215	—	—	725,215
Depreciation and amortization	2,832,268	1,366,577	(27,703)	4,171,142
Interest	4,646,590	3,243,737	(3,243,737)	4,646,590
General and administrative	2,044,132	—	—	2,044,132
Total Expenses	14,614,779	7,436,491	(3,271,440)	18,779,830
Net income (loss)	2,467,878	1,452,323	(2,392,357)	1,527,844
Net income attributable to noncontrolling interest	449,866	—	—	449,866
Net income (loss) - America First Tax Exempt Investors, L. P.	$2,018,012	$1,452,323	$(2,392,357)	$1,077,978

	Partnership For the Nine Months Ended September 30, 2010	Consolidated VIEs For the Nine Months Ended September 30, 2010	Consolidation -Elimination For the Nine Months Ended September 30, 2010	Total For the Nine Months Ended September 30, 2010
Revenues:
Property revenues	$5,401,098	$5,547,385	$—	$10,948,483
Mortgage revenue bond investment income	7,638,730	—	(2,608,787)	5,029,943
Gain on early extinguishment of debt	438,816	—	—	438,816
Other interest income	335,260	—	(10,034)	325,226
Total Revenues	13,813,904	5,547,385	(2,618,821)	16,742,468
Expenses:
Real estate operating (exclusive of items shown below)	3,750,640	3,680,124	—	7,430,764
Asset impairment charge - Weatherford	2,716,330	2,767,070	(2,767,070)	2,716,330
Depreciation and amortization	2,185,546	1,723,675	(41,116)	3,868,105
Interest	3,029,572	4,171,503	(4,171,503)	3,029,572
General and administrative	1,736,400	—	—	1,736,400
Total Expenses	13,418,488	12,342,372	(6,979,689)	18,781,171
Net income (loss)	395,416	(6,794,987)	4,360,868	(2,038,703)
Net loss attributable to noncontrolling interest	(745,086)	—	—	(745,086)
Net income (loss) - America First Tax Exempt Investors, L. P.	$1,140,502	$(6,794,987)	$4,360,868	$(1,293,617)

4.  Investments in Tax-Exempt Bonds

The tax-exempt mortgage revenue bonds owned by the Company have been issued to provide construction and/or permanent financing of multifamily residential properties and do not include the tax-exempt bonds issued with respect to properties owned by Consolidated VIEs or the Ohio Properties presented as MF Properties (Note 2 and Note 5). Tax-exempt bonds are either held directly by the Company or are held in trusts created in connection with debt financing transactions (Note 7). The Company had the following investments in tax-exempt mortgage revenue bonds as of dates shown:

	September 30, 2011
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Ashley Square (1)	$5,320,000	$—	$(23,259)	$5,296,741
Autumn Pines (2)	12,365,449	—	(404,606)	11,960,843
Bella Vista (1)	6,650,000	—	(531,335)	6,118,665
Bridle Ridge (1)	7,815,000	—	(618,088)	7,196,912
Brookstone (1)	7,433,390	983,307	—	8,416,697
Cross Creek (1)	5,949,988	1,718,401	—	7,668,389
Lost Creek (1)	16,020,471	1,639,259	—	17,659,730
Runnymede (1)	10,720,000	—	(643,522)	10,076,478
Southpark (1)	12,000,477	1,163,548	—	13,164,025
Woodlynn Village (1)	4,507,000	—	(410,498)	4,096,502
Tax-exempt mortgage revenue bonds held in trust	$88,781,775	$5,504,515	$(2,631,308)	$91,654,982

	September 30, 2011
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Briarwood Manor	$4,481,372	$321,975	$—	$4,803,347
GMF-Madison Tower	3,810,000	77,305	—	3,887,305
GMF-Warren/Tulane	11,815,000	239,726	—	12,054,726
Iona Lakes	15,810,000	—	(81,738)	15,728,262
Woodland Park	15,662,000	—	(4,700,010)	10,961,990
Tax-exempt mortgage revenue bonds	$51,578,372	$639,006	$(4,781,748)	$47,435,630

	December 31, 2010
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gains	Unrealized Loss	Estimated Fair Value
Ashley Square (1)	$5,356,000	$—	$(643,813)	$4,712,187
Bella Vista (1)	6,695,000	—	(1,044,554)	5,650,446
Bridle Ridge (1)	7,865,000	—	(1,342,509)	6,522,491
Brookstone (1)	7,418,019	287,507	—	7,705,526
Cross Creek (1)	5,913,776	1,337,352	—	7,251,128
Lost Creek (1)	15,928,741	516,094	—	16,444,835
Runnymede (1)	10,755,000	—	(1,545,327)	9,209,673
Southpark (1)	11,940,458	264,143	—	12,204,601
Woodlynn Village (1)	4,522,000	—	(771,408)	3,750,592
Tax-exempt mortgage revenue bonds held in trust	$76,393,994	$2,405,096	$(5,347,611)	$73,451,479

	December 31, 2010
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Autumn Pines	$12,334,247	$—	$(1,244,227)	$11,090,020
Clarkson College	5,836,667	—	(821,753)	5,014,914
Woodland Park	15,662,000	—	(4,651,770)	11,010,230
Tax-exempt mortgage revenue bonds	$33,832,914	$—	$(6,717,750)	$27,115,164

(1) Bonds owned by ATAX TEBS I, LLC, Note 7
(2) Bond held by Duetsche Bank in a secured financing transaction, Note 7

Valuation - As all of the Company’s investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  Due to the limited market for the tax-exempt bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the bonds.  There is no active trading market for the bonds and price quotes for the bonds are not generally available.  As of September 30, 2011, all of the Company’s tax-exempt mortgage revenue bonds were valued using discounted cash flow and yield to maturity analyses performed by management.  Management’s valuation encompasses judgment in its application.  The key assumption in management’s yield to maturity analysis is the range of effective yields on the individual bonds.  At September 30, 2011, the range of effective yields on the individual bonds was 6.3% to 8.8%.  At December 31, 2010, the range of effective yields on the individual bonds was 7.2% to 8.7%. Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these bonds.  Assuming an immediate 10 percent adverse change in the key assumption, the effective yields on the individual bonds would increase to a range of 6.9% to 9.6% and would result in additional unrealized losses on the bond portfolio of approximately $11.0 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  Pricing services, broker quotes and management’s analyses provide indicative pricing only.

Unrealized gains or losses on these tax-exempt bonds are recorded in accumulated other comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. As of September 30, 2011, the following bond investments have been in an unrealized loss position for greater than twelve months; Ashley Square, Bella Vista, Bridle Ridge, Iona Lakes, Runnymede, Woodlynn Village and Woodland Park.  The Company has reviewed each of its mortgage revenue bonds for impairment. Based upon this evaluation, the current unrealized losses on the bonds are considered to be temporary.  Valuations have improved during the first nine months of 2011. If the credit and capital markets would deteriorate, the Company experiences deterioration in the values of its investment portfolio or if the Company’s intent and ability to hold certain bonds changes, the Company may incur impairments to its investment portfolio which could negatively impact the Company’s financial condition, cash flows, and reported earnings.

In fourth quarter 2011, the Briarwood Manor bond was called and retired for approximately $4.9 million par value plus accrued interest. This transaction resulted in approximately $400,000 gain which will be reported in the fourth quarter. The net redemption proceeds will be used by the Company to retire its $4.0 million term credit with Omaha State Bank.

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

Woodland Park. Woodland Park was completed in November 2008, but has not yet reached stabilization which is defined in the bond documents as the generation of a 1.15:1 debt service coverage ratio for six straight months. Additionally, there were insufficient funds on deposit with the bond trustee to make the debt service payment of approximately $452,000 on the bonds which was due on May 3, 2010 and the property owner did not provide additional capital to fund the shortfall. As a result, a payment default on the bonds has occurred. In order to protect its investment, the Partnership has issued a formal notice of default through the bond trustee and has started the foreclosure process. The foreclosure process has been extended and the Partnership cannot estimate when it will be completed. The Partnership continues to enforce its rights as the first lien position. The Partnership believes it will be successful in removing and replacing the general and limited partners of the property owner through foreclosure. This action would allow a new property owner to re-syndicate the LIHTCs associated with this property. If these LIHTCs can be successfully re-syndicated, it will provide additional capital to the project which can be used to support debt service payments on the tax-exempt mortgage revenue bonds until property operations improve to the point that sufficient cash is generated to pay any past due amounts on the bonds as well as ongoing debt service. If the re-syndication of LIHTCs is not successful, the Partnership may pursue other options including making additional taxable loans to the property or completing the foreclosure process and taking direct ownership of the property. The Partnership believes that the most significant issue in the slow lease-up of the property and its failure to achieve stabilization has been the 100% set aside of the rental units for tenants that make less than 60% of the area median income. At the request of the Partnership, in April 2010, the property owner reduced the number of units set aside for affordable tenants to 75% and began leasing 59 units to market rate tenants. Additionally, the property owner has agreed that, if needed to stabilize the property, it would further reduce the units set aside for affordable tenants to 60% thereby making an additional 35 units available to market rate tenants. As of December 31, 2010, the property had 190 units leased out of total available units of 236, or 81% physical occupancy. As of September 30, 2011, occupancy has increased to 216 units, or 92% physical occupancy, and an additional two leases are pending. Based on the level of leasing activity resulting from the change in the mix of affordable and market rate tenants, the Partnership continues to believe that Woodland is capable of reaching stabilization.

The Company periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment. The value of the underlying property assets is ultimately the most relevant measure of value to support the investment carrying values. Investments tested for impairment include all fixed assets, bond investments and taxable loans made to various properties and other amounts due to the Company. Such evaluation is based on cash flow and discounted cash flow models. The Company concluded that there was no impairment of fixed assets or bond investments as of September 30, 2011 for any of the Company's investments. However, during the second quarter of 2011, this evaluation did determine that a portion of the interest receivable on the Woodland Park bond was impaired and that an allowance for loss should be recorded. An allowance for loss and associated provision for loss of approximately $700,000 was recorded against the the accrued bond interest in the second quarter of 2011. The Company has recorded an additional reserve of approximately $14,500 against the interest income on the Woodland Park bonds in the third quarter of 2011.

In June 2010, the Company acquired all of the $18.3 million tax-exempt mortgage revenue bonds issued by the Ohio Housing Finance Agency in order to provide debt financing for the acquisition and rehabilitation of Crescent Village, Post Woods I, Post Woods II and Willow Bend Apartments in Ohio (the “Ohio Properties”). The tax-exempt mortgage bonds secured by the Ohio Properties were acquired by the Company at par and were issued in two series. The Series A bond has a par value of $14.7 million and bears interest at a fixed annual rate of 7.0%. The Series B bond has a par value of $3.6 million and bears interest at a fixed annual rate of 10.0%. Neither series provides for contingent interest. Each series of bonds matures in June 2050. In connection with the bond financing transaction, ownership of the Ohio Properties was conveyed by the Company to three new ownership entities controlled by an unaffiliated not-for-profit entity. However, because the new ownership entities had no equity capital at the time of purchase and the property operations are the sole source of debt service on the Company's bonds, the Company is required to continue to account for the Ohio Properties as if it is the owner of real estate rather than as a secured lender. As such, the Company continued to consolidate the Ohio Properties on its financial statements as of September 30, 2011 which, among other things, results in the elimination of the bonds in consolidation (Note 2 and Note 5).

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

Recent Transactions

In the third quarter of 2010, the Company purchased a minority interest equal to 8.7% ownership in 810 Schutte Road LLC ("Eagle Village"), a 511 bed student housing facility located in Evansville, Indiana. The minority interest investment totaled approximately $1.1 million and was presented in other assets. In June 2011, the Partnership acquired the remaining ownership interest in Eagle Village. Approximately $3.1 million of cash on hand plus a conventional mortgage of approximately $8.9 million was used to purchase the remaining ownership. The mortgage loan carries a variable interest rate of one-month LIBOR plus 2.75% but will not be less than 3.5%. On September 30, 2011 this rate was 3.5%. This mortgage matures on June 1, 2013. Eagle Village returned $125,000 to the Company as a preferred return on their investment . The transaction is eliminated upon consolidation. Eagle Village is wholly owned by a subsidiary of the Partnership and was reported as an MF Property. The Partnership plans to operate the property as a student housing facility. Once stabilized as a student housing property, the Company will seek to restructure the ownership and capital structure through the sale of the property to a student housing not-for-profit entity. The Company anticipates it will purchase tax-exempt bonds issued as part of such a restructuring.

In March 2011, the Partnership purchased The Arboretum on Farnam Drive ("Arboretum"), a 145 unit independent senior living facility located in Omaha, Nebraska, for approximately $20.0 million plus transaction expenses of approximately $449,000. The purchase price was funded through a conventional mortgage of $17.5 million and cash on hand. The mortgage payable is with Omaha State Bank, carries a 5.25% fixed rate and matures on March 31, 2014. The Partnership intends to restructure the property operations by shifting from an entrance fee rental income model utilized by the prior ownership to a current market rent model. Upon lease-up and stabilization of the property, projected to occur within the next 12 months, the Partnership expects to sell the property to a 501(c)3 not-for-profit entity and acquire tax-exempt mortgage revenue bonds collateralized by the property.

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

The table below shows the pro forma condensed consolidated results of operations of the Company as if the Eagle Village and Arboretum properties had been acquired at the beginning of the periods presented:

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010

Revenues	$7,144,413	$6,605,663	$21,541,971	$19,211,715
Net (loss) income	132,052	(2,201,124)	1,169,308	(1,158,590)
Net income allocated to unitholders	371,286	(1,325,346)	2,034,130	1,261,716
Unitholder's interest in net income (loss) per unit (basic and diluted)	$0.01	$(0.04)	$0.07	$0.05

In February 2011, the Partnership foreclosed on the bonds secured by DeCordova and Weatherford and one of the Partnership's subsidiaries took 100% ownership interest in these limited liability companies. Both properties are reported as MF Properties. The following is a discussion of the circumstances related to the DeCordova and Weatherford properties.

Residences at DeCordova. This property is a senior (55+) affordable housing project located in Granbury, Texas in the Dallas-Fort Worth area.  As of September 30, 2011, the property had 100% physical occupancy. As of December 31, 2010, the property had 65 units leased out of total available units of 76, or 86% physical occupancy.  At this time the Partnership expects to operate the property as a market rate rental property for the next 6 months when it will evaluate its options in order to recoup its investment.

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

In July 2011, the Company obtained a $6.5 million construction loan secured by the DeCordova and Weatherford properties. This construction loan will be used to fund the completion of Weatherford and the planned future expansion of DeCordova. The construction loan is with an unrelated third party and carries a fixed annual interest rate of 5.9%, maturing on July 28, 2015. The balance of this note at September 30, 2011 is $2.1 million. This agreement requires $500,000 to be held by the Company as restricted cash.

In June 2010, the Company completed a sales transaction whereby four of the MF Properties were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity. As the buyer has no equity capital in this transaction and the property operations are the current support for the debt service, the Company, in substance, remains the owner for accounting purposes. As such, the Company will continue to consolidate the Ohio Properties as if the sale was not completed. The properties will continue to be presented as MF Properties and no gain will be recognized until such time as the transaction meets the criteria for derecognition of the properties and gain recognition can be accounted for as a sale (Note 2).

MF Properties
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at September 30, 2011
Arboretum	Omaha, NE	145	$1,720,740	$18,631,213	$20,351,953
Eagle Ridge	Erlanger, KY	64	290,763	2,476,117	2,766,880
Eagle Village	Evansville, IN	511	564,726	12,168,031	12,732,757
Meadowview	Highland Heights, KY	118	688,539	5,049,648	5,738,187
Churchland	Chesapeake, VA	124	1,171,146	6,384,412	7,555,558
Glynn Place	Brunswick, GA	128	743,996	4,668,929	5,412,925
Greens of Pine Glen	Durham, NC	168	604,497	6,381,234	6,985,731
Residences of DeCordova	Granbury, TX	76	527,436	4,959,209	5,486,645
Residences of Weatherford	Weatherford, TX	76	533,000	2,779,385	3,312,385
					70,343,021
Less accumulated depreciation (depreciation expense of approximately $1.6 million in 2011)					(4,870,220)
Balance at September 30, 2011					$65,472,801

MF Properties Subject to Sales Agreement
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at September 30, 2011
Crescent Village	Cincinnati, OH	90	$353,117	$6,138,169	$6,491,286
Willow Bend	Hilliard, OH	92	580,130	4,775,663	5,355,793
Postwoods	Reynoldsburg, OH	180	1,148,504	9,785,273	10,933,777
					22,780,856
Less accumulated depreciation (depreciation expense of approximately $600,000 in 2011)					(2,723,258)
Balance at September 30, 2011					$20,057,598

MF Properties
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2010
Eagle Ridge	Erlanger, KY	64	$290,763	$2,459,077	$2,749,840
Meadowview	Highland Heights, KY	118	703,936	5,010,028	5,713,964
Churchland	Chesapeake, VA	124	1,171,146	6,358,531	7,529,677
Glynn Place	Brunswick, GA	128	743,996	4,636,281	5,380,277
Greens of Pine Glen	Durham, NC	168	1,744,760	5,211,464	6,956,224
					28,329,982
Less accumulated depreciation (depreciation expense of approximately $1.3 million in 2010)					(3,100,512)
Balance at December 31, 2010					$25,229,470

MF Properties Subject to Sales Agreement
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2010
Crescent Village	Cincinnati, OH	90	$353,117	$4,395,937	$4,749,054
Willow Bend	Hilliard, OH	92	580,130	3,070,386	3,650,516
Postwoods	Reynoldsburg, OH	180	1,148,504	6,638,740	7,787,244
					16,186,814
Less accumulated depreciation (depreciation expense of approximately $600,000 in 2010)					(2,129,085)
Balance at December 31, 2010					$14,057,729

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

As discussed in Note 3, as the result of the foreclosures of the bonds on Residences at DeCordova and on Residences at Weatherford and the merger of the entity owning Iona Lakes these three entities are no longer consolidated as Consolidated VIEs. DeCordova and Weatherford are now reflected as MF Properties and Iona Lakes is now reflected as an investment in tax-exempt bonds and other assets.

The Company consolidated the following properties owned by Consolidated VIEs in continuing operations as of September 30, 2011 and December 31, 2010:

Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at September 30, 2011
Bent Tree Apartments	Columbia, SC	232	$986,000	$11,717,142	$12,703,142
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,593,574	9,443,974
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	11,192,765	12,589,565
					34,736,681
Less accumulated depreciation (depreciation expense of approximately $1.0 million in 2011)					(11,987,242)
					$22,749,439
Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2010
Bent Tree Apartments	Columbia, SC	232	$986,000	$11,598,081	$12,584,081
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,431,601	9,282,001
Residences at DeCordova	Granbury, TX	76	527,436	4,761,552	5,288,988
Residences at Weatherford	Weatherford, TX	76	533,000	602,996	1,135,996
Iona Lakes Apartments	Ft. Myers, FL	350	1,900,000	17,508,844	19,408,844
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	11,136,019	12,532,819
					60,232,729
Less accumulated depreciation (depreciation expense of approximately $2.2 million in 2010)					(18,237,508)
					$41,995,221

6. Other Assets

The Company had the following Other Assets as of dates shown:

	September 30, 2011	December 31, 2010
Property loans receivable	$19,561,803	$16,465,960
Less: Loan loss reserves	(12,637,537)	(9,899,749)
Deferred financing costs - net	4,153,285	4,040,735
Fair value of derivative contracts	1,444,775	3,406,791
Other assets	1,690,390	2,544,463
Total Other Assets	$14,212,716	$16,558,200

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

As discussed in Note 3, the Company deconsolidated Iona Lakes on May 31, 2011. The deconsolidation resulted in the Company including Iona Lakes' $7.3 million taxable loan and accrued interest which is net of $1.7 million in allowance on that date.

In September 2011, the Foundation for Affordable Housing sold its ownership interest in the property securing the taxable loan with the Company, used the sales proceeds to repay approximately $4.5 million principal and interest.

During the first nine months of 2011, the Partnership advanced additional funds to Cross Creek and Iona Lakes of approximately $294,000 and $458,000, respectively. During the first nine months of 2011, the Partnership recorded loan loss reserves equal to the accrued interest on the Ashley Square, Cross Creek, Iona Lakes and Woodland Park property loans.

The following is a summary of the taxable loans, accrued interest and allowance on the amounts due at September 30, 2011 and December 31, 2010, respectively:

	September 30, 2011
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Net Taxable Loans
Ashley Square	$4,786,342	$1,251,249	$(4,847,591)	$1,190,000
Cross Creek	6,682,227	1,709,956	(4,914,428)	3,477,755
Iona Lakes	7,179,118	2,055,559	(1,825,299)	7,409,378
Woodland Park	914,116	136,103	(1,050,219)	—
	$19,561,803	$5,152,867	$(12,637,537)	$12,077,133

	December 31, 2010
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Net Taxable Loans
Ashley Square	$4,786,342	$1,018,634	$(4,614,976)	$1,190,000
Cross Creek	6,388,227	1,119,201	(4,323,674)	3,183,754
Foundation for Affordable Housing	4,377,275	397,110	—	4,774,385
Woodland Park	914,116	46,983	(961,099)	—
	$16,465,960	$2,581,928	$(9,899,749)	$9,148,139

7.  Debt Financing

Tender Option Bond Financing

The Company currently has outstanding debt financing of $109.2 million under three separate credit facilities. As of December 31, 2010, the Company's outstanding debt financing totaled approximately $95.6 million.

In July 2011, the Company closed a $10.0 million financing utilizing a Tender Option Bond ("TOB") structure with the Deutsche Bank ("DB"). The TOB was structured as a securitization of the Company's $13.4 million Autumn Pines Apartments tax-exempt mortgage revenue bond. The Company transferred this bond to a custodian and trustee that are affiliates of DB. The TOB trustee then issued senior floating-rate participation interests ("SPEARS"), and residual participation interests, ("LIFERS"). The SPEARS and LIFERS represent beneficial interests in the securitized asset held by the TOB trustee. The SPEARS were credit-enhanced by DB and sold through a placement agent to unaffiliated investors. The gross proceeds from the sale of the SPEARS were remitted to the Company. The LIFERS were retained by the Company and are pledged to DB to secure certain reimbursement obligations.

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

As a result, the TOB essentially provides the Company with a secured variable rate debt facility at interest rates that reflect the prevailing short-term tax-exempt rates paid by the TOB trust on the SPEARS. Payments made to the holders of the SPEARS and the amount of trust fees essentially represent the Company's effective cost of borrowing on the net proceeds it received from the sale of the SPEARS. At closing of the TOB, the rate paid on the SPEARS was 0.09% per annum and the total trust fees were 1.75% per annum, resulting in a total initial cost of borrowing of 1.84% per annum. As of September 30, 2011 the rate paid on the SPEARS was .21% per annum, resulting in a total cost of borrowing of 1.96%. The Company is accounting for this transaction as a secured financing arrangement.

Other Debt Financing

In June 2011, the Partnership entered into a general credit facility with Omaha State Bank ("OSB Facility") that allows the Company to borrow $4.0 million. This facility had an outstanding balance of $4.0 million at September 30, 2011. The OSB Facility is a term loan that matures on June 30, 2012, is collateralized by the Briarwood Manor tax-exempt mortgage revenue bond and bears interest at a fixed annual rate of 5.25% per annum.

In fourth quarter 2011, the Briarwood Manor bond was called and retired for approximately $4.9 million par value plus accrued interest. This transaction resulted in approximately $400,000 gain which will be reported in the fourth quarter. The money will be used to retire the OSB facility.

In March 2011, the Partnership entered into a sale and repurchase transaction with DB related to the Autumn Pines tax-exempt mortgage revenue bond. The transaction was structured such that DB purchased the Autumn Pines bond for $10.0 million plus accrued interest in March 2011. This transaction was a secured financing arrangement. The proceeds of this structured financing were utilized to enable the Partnership to complete the investments in the Briarwood Manor tax-exempt bond and the Arboretum MF Property during the first quarter. In July 2011, the Partnership repurchased the Autumn Pines bond for $10.0 million plus accrued interest in connection with the TOB facility, discussed above.

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

The Class A TEBS Certificates were issued in an initial principal amount of $95.8 million and were sold through a placement agent to unaffiliated investors.  The holders of the Class A TEBS Certificates are entitled to receive regular payments of interest from Freddie Mac at a variable rate which resets periodically based on the weekly Securities Industry and Financial Markets Association (“SIFMA”) floating index rate plus certain credit, facility, remarketing and servicing fees (the “Facility Fees”).  As of closing, the SIFMA rate was equal to 0.25% and the total Facility Fees were 1.9%, resulting in a total initial cost of borrowing of 2.15%.  As of September 30, 2011 and December 31, 2010, the SIFMA rate was equal to 0.14% and 0.34%, respectively, resulting in a total cost of borrowing of 2.14% and 2.24%, respectively.

The Company’s Debt Financing as of September 30, 2011, contractually matures over the next five years and thereafter as follows:

2011	$254,000
2012	14,945,000
2013	1,009,000
2014	1,083,000
2015	1,139,000
Thereafter	90,757,000
Total	$109,187,000

8.  Mortgages Payable

The Company reports the mortgage loans secured by certain MF Properties on its consolidated financial statements as Mortgages payable.  As of September 30, 2011, outstanding mortgage loans totaled approximately $43.7 million.   As of December 31, 2010, outstanding mortgage loans totaled approximately $10.6 million.

In July 2011, the Company obtained a $6.5 million construction loan secured by the DeCordova and Weatherford properties. This construction loan will be used to fund the completion of Weatherford and the planned future expansion of DeCordova. The construction loan is with Pinnacle Bank, an independent third party, and carries a fixed annual interest rate of 5.9%, maturing on July 28, 2015. This facility had an outstanding balance of $2.1 million at September 30, 2011. This agreement required $500,000 to be held as by the Company as restricted cash.

In June 2011, the Company obtained a conventional mortgage of approximately $8.9 million, which was used to acquire Eagle Village. The mortgage carries a variable interest rate of one-month LIBOR plus 2.75%, but will not be less than 3.5%. On September 30, 2011 this rate was 3.5%. This mortgage matures on June 1, 2013.

In May 2011, the Greens of Pine Glen obtained an approximate $4.6 million mortgage loan. The mortgage carries a variable interest rate of prime plus 1.00% or 4.25%, whichever is greater. On September 30, 2011 the rate was 4.25%. This mortgage matures on May 1, 2014.

In March 2011, the Company purchased Arboretum, an independent senior living facility in Omaha, Nebraska. A portion of the purchase price was financed with approximately $17.5 million mortgage payable. This mortgage carries a 5.25% fixed rate and matures on March 31, 2014.

The Company’s mortgages payable as of September 30, 2011 contractually mature over the next five years and thereafter as follows:

2011	$41,986
2012	4,438,165
2013	14,954,971
2014	22,128,000
2015	2,104,770
Thereafter	—
Total	$43,667,892

9.  Transactions with Related Parties

The general partner of the Partnership, AFCA 2, is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its tax-exempt mortgage revenue bonds, taxable loans collateralized by real property, and other tax-exempt investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. For the three and nine months ended September 30, 2011, the Partnership paid administrative fees to AFCA 2 of approximately $205,000 and $591,000, respectively.  For the three and nine months ended September 30, 2010, the Partnership paid administrative fees to AFCA 2 of approximately $246,000 and $446,000, respectively. In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the tax-exempt mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these tax-exempt mortgage revenue bonds and totaled approximately $33,000 and $126,000 for the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2010, these fees totaled approximately $56,000 and $156,000, respectively.

AFCA 2 earned mortgage placement fees in connection with the acquisition of certain tax-exempt mortgage revenue bonds.  These mortgage placement fees were paid by the owners of the respective properties and, accordingly, have not been reflected in the accompanying condensed consolidated financial statements because these properties are not considered VIEs.  During the three and nine months ended September 30, 2011, AFCA 2 earned mortgage placement fees of approximately $0 and $407,000 respectively. During the three and nine months ended September 30, 2010, AFCA 2 earned mortgage placement fees of approximately $339,000.

An affiliate of AFCA 2, America First Properties Management Company, LLC (“Properties Management”), provides property management services for Arboretum, Ashley Square Apartments, Iona Lakes Apartments, Bent Tree Apartments, Lake Forest Apartments, Fairmont Oaks Apartments, Cross Creek, Clarkson College, Woodland Park, Residences at DeCordova, Eagle Ridge, Eagle Village, Crescent Village, Meadowview, Willow Bend, Postwoods, Churchland, Glynn Place and Greens of Pine Glen.  Properties Management earned management fees of approximately $282,000 and $825,000 for the three and nine months ended September 30, 2011, respectively, for the management of these properties.  Properties Management earned management fees of approximately $247,000 and $730,000 for the management of Ashley Square Apartments, Iona Lakes Apartments, Bent Tree Apartments, Lake Forest Apartments, Fairmont Oaks Apartments, Cross Creek, Clarkson College, Woodland Park, Residences at DeCordova, Eagle Ridge, Crescent Village, Meadowview, Willow Bend, Postwoods, Churchland, Glynn Place and Greens of Pine Glen for the three and nine months ended September 30, 2010, repectively. These property management fees are not Partnership expenses, but are paid in each case by the owner of the multifamily apartment property.  However, for properties owned by entities treated as Consolidated VIEs and for MF Properties, the property management fees are reflected as real estate operating expenses on the Company’s consolidated financial statements.  The property management fees are paid out of the revenues generated by all properties financed by tax-exempt bonds and taxable mortgages prior to the payment of debt service on the Partnership’s tax-exempt revenue bonds and taxable loans.

The owners of the limited-purpose corporations which own three of the Consolidated VIEs held by the Company are employees of Burlington who are not involved in the operation or management of the Company and who are not executive officers or managers of Burlington.

10.  Interest Rate Derivative Agreements

As of September 30, 2011, the Company has four derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing and mortgages payable. The terms of the derivative agreements are as follows:

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

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $1,073,000 and $1,962,000 for the three and nine months ended September 30, 2011, respectively. The change in the fair value of derivative contracts resulted in an increase in interest expense of approximately $436,000 and $565,000 for the three and nine months ended September 30, 2010, respectively.

11.  Segment Reporting

The Company consists of three reportable segments, Tax-Exempt Bond Investments, MF Properties, and Consolidated VIEs.  In addition to the three reportable segments, the Company also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

Tax-Exempt Bond Investments Segment

The Tax-Exempt Bond Investments segment consists of the Company’s portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  Such tax-exempt bonds are held as long-term investments.  The multifamily apartment properties financed by these tax-exempt bonds contain a total of 4,059 rental units.  As of September 30, 2011, the Company held eighteen tax-exempt bonds (secured by eighteen properties) not associated with Consolidated VIEs and three tax-exempt bonds associated with Consolidated VIEs.  Of these twenty-one tax-exempt bonds, seven are owned directly by the Partnership, thirteen are owned by the Partnership's Consolidated Subsidiary, ATAX TEBS I, LLC, and one is held in trust by Deutsche Bank. Additionally, two of these bonds secured by the three Ohio Properties subject to a sales agreement (Note 2 and Note 5) are eliminated in consolidation on the Company's financial statements.

MF Properties Segment

The MF Properties segment consists of indirect equity interests in twelve multifamily apartment properties which are not currently financed by tax-exempt bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring.  In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties.  The Partnership's interests in its current MF Properties are not currently classified as Assets Held for Sale because the Partnership is not actively marketing them for sale, there is no definitive purchase agreement in existence that, under current guidance, can be recognized as a sale of real estate assets and, therefore, no sale is expected in the next twelve months.  As discussed above, the Ohio Properties are subject to a sales agreement (Note 2 and Note 5). During the time the Partnership holds an interest in a MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.  Any such cash distribution will contribute to the Partnership’s Cash Available for Distribution (“CAD”).

The Consolidated VIE Segment

The Consolidated VIE segment consists of multifamily apartment properties which are financed with tax-exempt bonds held by the Partnership, the assets, liabilities and operating results of which are consolidated with those of the Partnership as a result of consolidation guidance.  The tax-exempt bonds on these Consolidated VIE properties are eliminated from the Company’s financial statements as a result of such consolidation, however, such bonds are held as long-term investments by the Partnership which continues to be entitled to receive principal and interest payments on such bonds.  The Company does not actually own an equity position in the Consolidated VIEs or their underlying properties.  As of September 30, 2011, the Company consolidated three VIE multifamily apartment properties containing a total of 650 rental units. At December 31, 2010 and September 30, 2010, the Company consolidated six VIEs containing 1,152 rental units.

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

The following table details certain key financial information for the Company’s reportable segments for the three and nine months ended September 30, 2011, and year ended December 31, 2010:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Total revenue
Tax-Exempt Bond Investments	$3,208,564	$3,007,618	$9,384,347	$8,412,806
MF Properties	3,110,836	1,818,580	7,698,310	5,401,098
Consolidated VIEs	1,208,534	1,879,601	8,888,814	5,547,385
Consolidation/eliminations	(383,521)	(884,159)	(5,663,797)	(2,618,821)
Total revenue	$7,144,413	$5,821,640	$20,307,674	$16,742,468

Interest expense
Tax-Exempt Bond Investments	$1,675,019	$1,015,738	$3,772,845	$2,361,308
MF Properties	463,513	168,555	873,745	668,264
Consolidated VIEs	789,331	1,414,558	3,243,737	4,171,503
Consolidation/eliminations	(789,331)	(1,414,558)	(3,243,737)	(4,171,503)
Total interest expense	$2,138,532	$1,184,293	$4,646,590	$3,029,572

Depreciation expense
Tax-Exempt Bond Investments	$—	$—	$—	$—
MF Properties	890,983	485,401	2,181,499	1,441,942
Consolidated VIEs	340,289	567,588	1,338,188	1,660,198
Consolidation/eliminations	—	—	—	—
Total depreciation expense	$1,231,272	$1,052,989	$3,519,687	$3,102,140

Net income (loss)
Tax-Exempt Bond Investments	$647,397	$(2,368,230)	$2,443,689	$927,469
MF Properties	(272,362)	1,022,831	(425,677)	213,033
Consolidated VIEs	(658,028)	(4,173,048)	1,452,323	(6,794,987)
Consolidation/eliminations	415,045	3,310,724	(2,392,357)	4,360,868
Net income (loss) - America First Tax Exempt Investors, L. P.	$132,052	$(2,207,723)	$1,077,978	$(1,293,617)

			September 30, 2011	December 31, 2010
Total assets
Tax-Exempt Bond Investments			$326,594,794	$316,922,744
MF Properties			78,441,849	43,979,530
Consolidated VIEs			24,727,887	47,504,227
Consolidation/eliminations			(132,354,922)	(166,799,252)
Total assets			$297,409,608	$241,607,249

Total partners' capital
Tax-Exempt Bond Investments			$188,231,818	$192,682,394
MF Properties			2,334,688	(3,882,221)
Consolidated VIEs			(24,102,348)	(41,635,836)
Consolidation/eliminations			(29,538,217)	(19,001,446)
Total partners' capital			$136,925,941	$128,162,891

12. Commitments and Contingencies

The Company, from time to time, may be subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are frequently covered by insurance. If it has been determined that a loss is probable to occur, the estimated amount of the loss is accrued in the consolidated financial statements. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material effect on the Company’s consolidated financial statements.

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

In connection with the sale of the limited partnership interests related to the Ohio Partnerships, the Company has guaranteed certain obligations of the general partner to the limited partner. No amount has been accrued for this contingent liability because management believes that the likelihood of any payments being required there under is remote (Note 2).

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2011
Description	Assets/Liabilities at Fair Value	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$139,090,612	$—	$—	$139,090,612
Interest Rate Derivatives	1,444,775	—	—	1,444,775
Total Assets at Fair Value	$140,535,387	$—	$—	$140,535,387

		For Three Months Ended September 30, 2011
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance July 1, 2011		$137,305,808	$2,518,237	$139,824,045
VIE deconsolidation		—		—
Total gains (losses) (realized/unrealized)
Included in earnings		—	(1,073,462)	(1,073,462)
Included in other comprehensive income		1,729,709	—	1,729,709
Settlements		55,095	—	55,095
Ending Balance September 30, 2011		$139,090,612	$1,444,775	$140,535,387
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30, 2011		$—	$(1,073,462)	$(1,073,462)

		For Nine Months Ended September 30, 2011
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2011		$100,566,643	$3,406,791	$103,973,434
VIE deconsolidation		15,083,757	—	15,083,757
Total gains (losses) (realized/unrealized)
Included in earnings		—	(1,962,016)	(1,962,016)
Included in other comprehensive income		8,369,181	—	8,369,181
Purchases		20,117,500	—	20,117,500
Bond Retirement		(5,047,208)	—	(5,047,208)
Settlements		739	—	739
Ending Balance September 30, 2011		$139,090,612	$1,444,775	$140,535,387
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30, 2011		$—	$(1,962,016)	$(1,962,016)

		Fair Value Measurements at December 31, 2010
Description	Assets/Liabilities at Fair Value	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$100,566,643	$—	$—	$100,566,643
Interest Rate Derivatives	3,406,791	—	—	3,406,791
Total Assets at Fair Value	$103,973,434	$—	$—	$103,973,434

		For Three Months Ended September 30, 2010
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance July 1, 2010		$92,894,247	$11,735	$92,905,982
Total gains (losses) (realized/unrealized)
Included in earnings		—	(436,001)	(436,001)
Included in other comprehensive income		2,196,815	—	2,196,815
Purchases		—	2,694,600	2,694,600
Settlements		(846,219)	—	(846,219)
Ending Balance September 30, 2010		$94,244,843	$2,270,334	$96,515,177
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30, 2010		$—	$(436,001)	$(436,001)

		For Nine Months Ended September 30, 2010
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2010		$69,399,763	$140,507	$69,540,270
VIE deconsolidation		12,371,004	—	12,371,004
VIE consolidation		(9,539,000)	—	(9,539,000)
Total gains (losses) (realized/unrealized)
Included in earnings		—	(564,773)	(564,773)
Included in other comprehensive income		7,264,421	—	7,264,421
Purchases		15,867,588	2,694,600	18,562,188
Settlements		(1,118,933)	—	(1,118,933)
Ending Balance September 30, 2010		$94,244,843	$2,270,334	$96,515,177
Total amount of losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30, 2010		$—	$(564,773)	$(564,773)

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

•
Nine multifamily apartments ("MF Properties") owned by various Partnership subsidiaries. Such subsidiaries hold a 99% limited partner interest in five limited partnerships and 100% member positions in four limited liability companies. Three apartment properties which are subject to a sales agreement and are also reported as MF Properties – Note 2 and Note 5.

The “Company” refers to the condensed consolidated financial statements reported in this Form 10-Q which include the assets, liabilities and results of operations of the Partnership, its Consolidated Subsidiaries and three other consolidated entities in which the Partnership does not hold an ownership interest but which own multifamily apartment properties financed with tax-exempt bonds held by the Partnership and which are treated as variable interest entities ("VIEs") of which the Partnership has been determined to be the primary beneficiary (“Consolidated VIEs”).  All significant transactions and accounts between the Partnership and the VIEs have been eliminated in consolidation.

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

Executive Summary

For the three and nine months ended September 30, 2011 the Company generated Net Income of approximately $132,000 and $1.1 million. This is compared to net losses of approximately $2.2 million and $1.3 million reported for the three and nine months ended September 30, 2010. The biggest reason for the change from the first nine months of 2011 as compared to the first nine months of 2010 were the net losses realized in the first nine months of 2010 as the result of approximately $2.7 million asset impairment charge related to the Residences at Weatherford investment. The Company generated Cash Available for Distribution (“CAD”) of approximately $2.7 million and $7.7 million for the three and nine months ended September 30, 2011, respectively.  This is compared to approximately $2.6 million and $8.0 million for the three and nine months ended September 30, 2010. CAD for the nine months ended September 30, 2010 was increased by approximately $1.8 million as a result of the gain on the sale of the Ohio properties. See further discussion of CAD in this Management’s Discussion and Analysis on page 50.

The Partnership continued distributions during the first nine months of 2011 at an annual rate of $0.50 per BUC.  Although CAD generated in recent quarters has not been sufficient to fully fund distributions at this rate without utilizing the Partnership’s cash reserves to supplement the deficit, the General Partner believes that distributions at the current level are sustainable.  However, if the Partnership is unable to generate CAD at levels in excess of the annual distribution such distribution amount may need to be reduced.

Although there have been positive economic signs recently, challenging economic conditions continue to exist in many of the markets in which apartment properties financed by the Company are located.  The negative economic conditions of the past several years have continued to reverse in the first nine months of 2011. Lower levels of unemployment and slight increases in job growth have had a slightly positive effect on some of the apartment properties which collateralize our tax-exempt bond investments and our MF Properties.  Overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents and non-revenue units such as model units and employee units) of the apartment properties that the Partnership has financed with tax-exempt mortgage revenue bonds was approximately 85% for first nine months of 2011 and approximately 84% for the first nine months of 2010.  Overall economic occupancy of the MF Properties was approximately 82% for first nine months of 2011 compared to approximately 83% during the first nine months of 2010.

Recent Investment Activity

In fourth quarter 2011, the Briarwood Manor bond was called and retired for approximately $4.9 million par value plus accrued interest. This transaction resulted in approximately $400,000 gain which will be reported in the fourth quarter. The net redemption proceeds will be used by the Company to retire its $4.0 million term credit with Omaha State Bank described under "Recent Financing Activity."

In September 2011, the Foundation for Affordable Housing sold its ownership interest in the property securing its taxable loan with the Company and used the sales proceeds to repay approximately $4.5 million principal and interest.

In the third quarter of 2010, the Company purchased a minority interest equal to 8.7% ownership in 810 Schutte Road LLC ("Eagle Village"), a 511 bed student housing facility located in Evansville, Indiana. The minority interest investment totaled approximately $1.1 million and was presented in other assets. In June 2011, the Partnership acquired the remaining ownership interest in Eagle Village. Approximately $3.1 million of cash on hand plus a conventional mortgage of approximately $8.9 million was used to purchase the remaining ownership. The mortgage loan carries a variable interest rate of one-month LIBOR plus 2.75% but will not be less than 3.5%. On September 30, 2011, this rate was 3.5%. This mortgage matures on June 1, 2013. Subsequent to June 30, 2011, Eagle Village returned $125,000 to the Company as a preferred return on their investment. Eagle Village is wholly owned by a subsidiary of the Partnership and was reported as an MF Property. The Partnership operates the property as a student housing facility. Once stabilized as a student housing property, the Company will seek to restructure the ownership and capital structure through the sale of the property to a student housing not-for-profit entity. The Company anticipates it will purchase tax-exempt bonds issued as part of such a restructuring.

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

In March 2011, the Partnership purchased The Arboretum on Farnam Drive ("Arboretum"), a 145 unit independent senior living facility located in Omaha, Nebraska, for approximately $20.0 million plus transaction expenses of approximately $449,000. The purchase price was funded through a conventional mortgage of $17.5 million and cash on hand. The mortgage payable is with Omaha State Bank, carries a 5.25% fixed rate and matures on March 31, 2014. The Partnership intends to restructure the property operations by shifting from an entrance fee rental income model utilized by the prior ownership to a current market rent model. Upon lease-up and stabilization of the property, projected to occur within the next 9 months, the Partnership expects to sell the property to a 501(c)3 not-for-profit entity and acquire tax-exempt mortgage revenue bonds collateralized by the property.

In February 2011, the Partnership foreclosed on the bonds secured by DeCordova and Weatherford and one of the Partnership's subsidiaries took 100% ownership interest in these limited liability companies. Both properties are reported as MF Properties. The following is a discussion of the circumstances related to the DeCordova and Weatherford properties.

Residences at DeCordova. This property is a senior (55+) affordable housing project located in Granbury, Texas in the Dallas-Fort Worth area.  As of September 30, 2011, the property had 100% physical occupancy. As of December 31, 2010, the property had 65 units leased out of total available units of 76, or 86% physical occupancy.  At this time, the Partnership expects to operate the property as a market rate rental property for the next 6 months when it will evaluate its options in order to recoup its investment.

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

Recent Financing Activity

In fourth quarter 2011, the Briarwood Manor bond was called and retired for approximately $4.9 million par value plus accrued interest. This transaction resulted in approximately $400,000 gain which will be reported in the fourth quarter. The net redemption proceeds will be used by the Company to retire its $4.0 million term credit with Omaha State Bank discussed below.

In July 2011, the Company obtained a $6.5 million construction loan secured by the DeCordova and Weatherford properties. This construction loan will be used to fund the completion of Weatherford and the planned future expansion of DeCordova. The construction loan is with Pinnacle Bank and carries a fixed annual interest rate of 5.9%, maturing on July 28, 2015. This facility had an outstanding balance of $2.1 million at September 30, 2011. This agreement requires $500,000 to be held by the Company as restricted cash.

In July 2011, the Company closed a $10.0 million financing utilizing a Tender Option Bond ("TOB") structure with the Deutsche Bank ("DB"). The TOB was structured as a securitization of the Company's $13.4 million Autumn Pines Apartments tax-exempt mortgage revenue bond. The Company transferred this bond to a custodian and trustee that are affiliates of DB. The TOB trustee then issued senior floating-rate participation interests ("SPEARS"), and residual participation interests, ("LIFERS"). The SPEARS and LIFERS represent beneficial interests in the securitized asset held by the TOB trustee. The SPEARS are credit-enhanced by DB and sold through a placement agent to unaffiliated investors. The gross proceeds from the sale of the SPEARS are remitted to the Company. The LIFERS are retained by the Company and are pledged to DB to secure certain reimbursement obligations.

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

As a result, the TOB essentially provides the Company with a secured variable rate debt facility at interest rates that reflect the prevailing short-term tax-exempt rates paid by the TOB trust on the SPEARS. Payments made to the holders of the SPEARS and the amount of trust fees essentially represent the Company's effective cost of borrowing on the net proceeds it received from the sale of the SPEARS. At closing of the TOB, the rate paid on the SPEARS was 0.09% per annum and the total trust fees were 1.75% per annum, resulting in a total initial cost of borrowing of 1.84% per annum. As of September 30, 2011 the rate paid on the SPEARS was .21% per annum, resulting in a total cost of borrowing of 1.96%. The Company is accounting for this transaction as a secured financing arrangement.

In June 2011, the Partnership entered into a general credit facility with Omaha State Bank ("OSB Facility") that allows the Company to borrow $4.0 million. This facility had an outstanding balance of $4.0 million at September 30, 2011. The OSB Facility is a term loan that matures on June 30, 2012, is collateralized by the Briarwood Manor tax-exempt mortgage revenue bond and bears interest at a fixed annual rate of 5.25% per annum. The Company plans to repay the OSB Facility in the fourth quarter 2011.

In March 2011, the Partnership entered into a sale and repurchase transaction with DB related to the Autumn Pines tax-exempt mortgage revenue bond. The transaction was structured such that DB purchased the Autumn Pines bond for $10.0 million plus accrued interest on March 31, 2011. This transaction is a secured financing arrangement and is reflected as such in the June 30, 2011 financial statements. The proceeds of this structured financing were utilized to enable the Partnership to complete the investments in the Briarwood Manor tax-exempt bond and the Arboretum MF Property during the first quarter. In July 2011, the Partnership repurchased the Autumn Pines bond for $10.0 million plus accrued interest in connection with the TOB facility, discussed above.

Other Activity

In June 2011, the Iona Lakes Consolidated VIE merged with and into Agape Iona Lakes Inc ("AIL"), an unaffiliated Florida not-for-profit entity, with AIL being the surviving entity. The merger was a reconsideration event under applicable consolidation guidance and the Partnership determined that AIL does not meet the criteria to be reported as a Consolidated VIE since it is an unrelated not-for-profit organization. For accounting purposes, the Partnership deconsolidated Iona Lakes as of May 31, 2011.

Discussion of the Partnership Bond Holdings and the Related Apartment Properties as of September 30, 2011

The Partnership’s purpose is to acquire and hold as long-term investments a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  At September 30, 2011, the Partnership held 21 tax-exempt mortgage bonds secured by 21 properties of which thirteen bonds are owned by ATAX TEBS I, LLC.  The 21 properties securing the bonds contain a total of 4,059 rental units. Three of the entities that own the apartment properties financed by three of the Partnership’s tax exempt bonds were deemed to be Consolidated VIEs of the Partnership at September 30, 2011 and, as a result, these bonds are eliminated in consolidation on the Company’s financial statements.  Additionally, two bonds secured by the three Ohio Properties subject to a sales agreement (See Note 2) are eliminated in consolidation on the Company’s financial statements.  At September 30, 2010, the Partnership held 20 tax-exempt bonds secured by 20 properties containing a total of 3,408 rental units.  Six of the entities that owned apartment properties financed by six of the Partnership’s tax exempt bonds at September 30, 2010 were VIEs of the Partnership and, as a result, these bonds were eliminated in the consolidation of the Company’s financial statements.

To facilitate its investment strategy of acquiring additional tax exempt mortgage bonds secured by multifamily apartment properties, the Partnership may acquire ownership positions in MF Properties in order to ultimately restructure the property ownership through a sale of the MF Properties.  The Partnership expects each of these MF Properties to eventually be sold to a not-for-profit entity or in connection with a syndication of Low Income Housing Tax Credits ("LIHTCs") . The Partnership expects to acquire tax-exempt mortgage revenue bonds issued to provide debt financing for these properties at the time the property ownership is restructured. The Partnership expects to provide the tax-exempt mortgage revenue bonds to the new property owners as part of the restructuring.   Such restructurings will generally be expected to be initiated within 36 months of the Partnership’s investment in an MF Property and will often coincide with the expiration of the compliance period relating to LIHTCs previously issued with respect to the MF Property.

As of September 30, 2011, the Partnership’s wholly-owned subsidiaries held interests in five entities that own MF Properties containing a total of 602 rental units together with the three Ohio Properties containing 362 rental units which are subject to a sales agreement (see Note 2 and Note 5).  In addition, the Partnership's subsidiaries own 100% of four MF Properties, Arboretum, DeCordova, Eagle Village and Weatherford. Arboretum, Eagle Village and DeCordova contain a total of 732 rental units and once fully constructed Weatherford will contain 76 rental units. As of September 30, 2010, the Partnership's wholly-owned subsidiaries held limited partnership interests in five entities that own MF Properties containing a total of 602 units together with the three Ohio Properties containing 362 rental units which are subject to a sales agreement (see Note 2 and Note 5).  The MF Properties operating goal is similar to that of the properties underlying the Partnership’s tax-exempt bonds.

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

The following table outlines certain information regarding the apartment properties on which the Partnership holds tax-exempt mortgage bonds (separately identifying those owned by entities treated as Consolidated VIEs) and the MF Properties.  The narrative discussion that follows provides a brief operating analysis of each property during the first nine months of 2011.

		Number of Units	Number of Units Occupied	Percentage of Occupied Units as of September 30,		Economic Occupancy (1) for the period ended September 30,

Property Name	Location			2011	2010	2011	2010

Non-Consolidated Properties
Ashley Square Apartments	Des Moines, IA	144	141	98%	97%	95%	87%
Autumn Pines (3)	Humble, TX	250	236	94%	n/a	91%	n/a
Bella Vista Apartments	Gainesville, TX	144	141	98%	91%	90%	88%
Bridle Ridge Apartments	Greer, SC	152	143	94%	90%	87%	91%
Briarwood Manor (3)	Montclair, CA	100	100	100%	n/a	92%	n/a
Brookstone Apartments	Waukegan, IL	168	166	99%	96%	90%	87%
Cross Creek Apartments	Beaufort, SC	144	114	79%	94%	85%	80%
GMF-Madison Tower Apartments (3)	Memphis, TN	147	137	93%	n/a	95%	n/a
GMF-Warren/Tulane Apartments (3)	Memphis, TN	448	431	96%	n/a	96%	n/a
Iona Lakes Apartments	Ft. Myers, FL	350	296	85%	84%	70%	66%
Runnymede Apartments	Austin, TX	252	240	95%	92%	88%	92%
South Park Ranch Apartments	Austin, TX	192	182	95%	94%	93%	88%
Villages at Lost Creek	San Antonio, TX	261	251	96%	94%	87%	81%
Woodland Park (4)	Topeka, KS	236	216	92%	n/a	83%	n/a
Woodlynn Village	Maplewood, MN	59	57	97%	100%	96%	96%
		3,047	2,851	94%	93%	86%	79%

Consolidated VIEs
Bent Tree Apartments	Columbia, SC	232	213	92%	97%	80%	81%
Fairmont Oaks Apartments	Gainesville, FL	178	162	91%	86%	78%	78%
Lake Forest Apartments	Daytona Beach, FL	240	220	92%	96%	79%	76%
		650	595	92%	93%	79%	78%

MF Properties
Arboretum (3)	Omaha, NE	145	109	75%	n/a	71%	n/a
Churchland	Chesapeake, VA	124	119	96%	92%	94%	91%
Crescent Village	Cincinnati, OH	90	81	90%	82%	80%	81%
Eagle Ridge	Erlanger, KY	64	54	84%	83%	84%	86%
Eagle Village (3)	Evansville, IN	511	389	76%	n/a	n/a	n/a
Glynn Place	Brunswick, GA	128	98	77%	79%	69%	69%
Greens of Pine Glen	Durham, NC	168	158	94%	90%	88%	85%
Meadowview	Highland Heights, KY	118	112	95%	95%	88%	84%
Postwoods	Reynoldsburg, OH	180	175	97%	88%	88%	84%
Residences at DeCordova (4)	Granbury, TX	76	76	100%	n/a	85%	n/a
Residences at Weatherford (2)	Weatherford, TX	76	n/a	n/a	n/a	n/a	n/a
Willow Bend	Columbus (Hilliard), OH	92	80	87%	87%	82%	88%
		1,772	1,451	88%	87%	82%	83%

(1)
Economic occupancy is presented for the first nine months of 2011 and 2010, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented, therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(2)	Construction on this property is expected to be completed in 2012, and therefore has no occupancy data.

(3)	Previous period occupancy numbers are not available, as this is a new investment.

(4)	Construction on these properties has been completed and the properties are in a lease up and stabilization period.

Non-Consolidated Properties

Ashley Square – Ashley Square Apartments is located in Des Moines, Iowa.  In the first nine months of 2011, Net Operating Income (calculated as property revenue less salaries, advertising, administration, utilities, repair and maintenance, insurance, taxes, and management fee expenses) was $478,000 as compared to $313,000 in 2010.  This increase was the direct result of an increase in occupancy.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2011.

Autumn Pines – Autumn Pines is located in Humble, Texas.  These bonds were purchased in November 2010. In the first nine months of 2011, Autumn Pines’ operations resulted in Net Operating Income of $888,000 on net revenue of approximately $1.8 million.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2011.

Bella Vista – Bella Vista Apartments is located in Gainesville, Texas.  In the first nine months of 2011, Bella Vista’s operations resulted in Net Operating Income of $434,000 as compared to $382,000 in 2010.  This increase was a result of a decrease in utilities, real estate taxes, and insurance expense.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2011.

Bridle Ridge Apartments – Bridle Ridge Apartments is located in Greer, South Carolina.  In the first nine months of 2011, Bridle Ridge Apartments’ operations resulted in Net Operating Income of $536,000 as compared to $523,000 in 2010.  This increase was a result of a decrease in management fees and maintenance expenses offset by a decrease in economic occupancy.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2011.

Briarwood Manor – Briarwood Manor is located in Montclair, California.  These bonds were purchased in February 2011. In the first nine months of 2011, Briarwood Manor's operations resulted in Net Operating Income of $360,000 on net revenue of approximately $708,000.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2011.

Brookstone – Brookstone Apartments is located in Waukegan, Illinois.   In the first nine months of 2011, Brookstone’s operations resulted in Net Operating Income of $671,000 as compared to $667,000 in 2010.  This increase was a result of an increase in economic occupancy. Debt service on the Partnership’s bonds on this property was current as of September 30, 2011.

Cross Creek – Cross Creek Apartments is located in Beaufort, South Carolina. In the first nine months of 2011, Cross Creek’s operations resulted in Net Operating Income of $322,000 as compared to $345,000 in 2010.  This decrease was a result of an increase in salary, advertising and repair and maintenance expenses which was partially offset by higher economic occupancy. Debt service on the Partnership’s bonds on this property was current as of September 30, 2011.

GMF-Madison Tower – Madison Tower is located in Memphis, Tennessee and is a 147 unit facility. The Partnership purchased this newly issued bond in June 2011 at par value. In the first nine months of 2011, Madison Tower's operations resulted in Net Operating Income of $166,000 on net revenue of approximately $281,000. Debt service on the Partnership's bonds on this property was current as of September 30, 2011.

GMF-Warren/Tulane – Warren/Tulane is located in Memphis, Tennessee and is a 448 unit facility. The Partnership purchased this newly issued bond in June 2011 at par value. In the first nine months of 2011, Warren/Tulane's operations resulted in Net Operating Income of $506,000 on net revenue of approximately $944,000. Debt service on the Partnership's bonds on this property was current as of September 30, 2011.

Iona Lakes – Iona Lakes Apartments is located in Fort Myers, Florida.  In the first nine months of 2011, Net Operating Income was $897,000 as compared to $746,000 in 2010.  This increase was directly related to an increase in economic occupancy and a decrease in utility expenses.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2011.

Runnymede Apartments – Runnymede Apartments is located in Austin, Texas.  In the first nine months 2011, Runnymede Apartment’s operations resulted in Net Operating Income of approximately $727,000 as compared to approximately $702,000 in 2010.  This increase was the result of a decrease in repair and maintenance expenses offset by a decrease in economic occupancy .  Debt service on the Partnership’s bonds on this property was current as of September 30, 2011.

South Park Ranch Apartments – South Park Ranch Apartments is located in Austin, Texas. In the first nine months of 2011, Net Operating Income was $880,000 as compared to $845,000 in 2010.  This increase was the result of an increase in economic occupancy along with a decrease in professional fees, marketing expense and franchise taxes.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2011.

Villages at Lost Creek – Villages at Lost Creek is located in San Antonio, Texas.  In the first nine months of 2011, Net Operating Income of $1.2 million as compared to $1.1 million in 2010. This increase was the result of an increase in economic occupancy along with a decrease in repair and maintenance and property insurance expenses. Debt service on the Partnership’s bond on this property was current as of September 30, 2011.

Woodland Park – Woodland Park is located in Topeka, Kansas and was completed in November 2008, but remains in its initial lease-up phase and has not yet reached stabilization which is defined in the bond documents as the generation of a 1.15:1 debt service coverage ratio for six straight months.  Additionally, there were insufficient funds on deposit with the bond trustee to make the debt service payment of approximately $452,000 on the bonds which was due on May 3, 2010, and the property owner did not provide additional capital to fund the shortfall.  As a result, a payment default on the bonds has occurred.  In order to protect its investment the Partnership has issued a formal notice of default through the bond trustee and has started the foreclosure process.  As of September 30, 2011, occupancy had increased to 216 units, or 92% physical occupancy, and an additional two leases are pending.  Based on the level of leasing activity resulting from the change in the mix of affordable and market rate tenants, the Partnership continues to believe that Woodland is capable of reaching stabilization. In the first nine months of 2011, Net Operating Income was approximately $443,000 on net revenue of approximately $1.1 million. The Company periodically tests for impairment of all fixed assets, bond investments and taxable loans made to various properties and other amounts due to the Company. Such evaluation is based on cash flow and discounted cash flow models. The evaluation determined that a portion of the interest receivable on the Woodland Park bond was impaired and that an allowance for loss should be recorded. An allowance for loss and associated provision for loss of approximately $700,000 was recorded against the the accrued bond interest in the second quarter of 2011. The Company has recorded an additional reserve of approximately $14,500 against the interest receivable on the Woodland Park bonds in the third quarter of 2011.

Woodlynn Village – Woodlynn Village is located in Maplewood, Minnesota.  In the first nine months of 2011, Net Operating Income was $292,000 as compared to $268,000 in 2010.  This increase was the result of a decrease in salaries expense and real estate taxes.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2011.

Consolidated VIEs

Bent Tree – Bent Tree Apartments is located in Columbia, South Carolina.   In the first nine months of 2011, Net Operating Income was $429,000 as compared to $458,000 in 2010.  This decrease was the result of increased real estate taxes.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2011.

Fairmont Oaks – Fairmont Oaks Apartments is located in Gainesville, Florida.  In the first nine months of 2011, Net Operating Income was $503,000 as compared to $481,000 in 2010.  This increase was the result of a decrease in repair and maintenance expense offset by an increase in insurance expense.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2011.

Lake Forest – Lake Forest Apartments is located in Daytona Beach, Florida.  In the first nine months of 2011, Net Operating Income was $586,000 as compared to $487,000 in 2010.  This increase was a direct result of an increase in economic occupancy and a decrease in repair and maintenance expenses and real estate taxes.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2011.

MF Properties

Arboretum – Arboretum is located in Omaha, Nebraska and is a 145 unit independent senior living facility. This property was purchased on March 31, 2011.  Since its acquisition, Arboretum's operations resulted in Net Operating Income of $316,000 on net revenue of approximately $1.2 million.

Commons at Churchland – Commons at Churchland is located in Chesapeake, Virginia.  In the first nine months of 2011, Net Operating Income was $451,000 as compared to $439,000 in 2010.  This increase was the result of increased economic occupancy offset by an increase in salary and utility expenses.

Eagle Ridge – Eagle Ridge Townhomes is located in Erlanger, Kentucky.  In the first nine months of 2011, Net Operating Income was $172,000 as compared to $161,000 in 2010.  This increase was the result of a decrease in salary and advertising expenses.

Eagle Village –Eagle Village is located in Evansville, Indiana and is a 511 bed student housing facility. This property was purchased on June 29, 2011. Since its acquisition, Eagle Village's operations resulted in Net Operating Income of $101,000 on net revenue of approximately $431,000.

Glynn Place – Glynn Place Apartments is located in Brunswick, Georgia.  In the first nine months of 2011, Net Operating Income was $209,000 as compared to $221,000 in 2010.  This decrease was the result of an increase in repair and maintenance and salary expenses.

Greens of Pine Glen – Greens of Pine Glen Apartments is located in Durham, North Carolina. In the first nine months of 2011, Net Operating Income was $452,000 as compared to $382,000 in 2010.  This increase is a result of an increase in economic occupancy along with a decrease in utility expense.

Meadowview – Meadowview Apartments is located in Highland Heights, Kentucky.  In the first nine months of 2011, Net Operating Income was $393,000 as compared to $269,000 in 2010.  This increase was a result of an increase in economic occupancy in addition to decreases in utilities, salaries and advertising expenses.

Residences at DeCordova – This property is a senior (55+) affordable housing project located in Granbury, Texas in the Dallas-Fort Worth area.  As of September 30, 2011, the property had 100% physical occupancy. As of December 31, 2010, the property had 65 units leased out of total available units of 76, or 86% physical occupancy.  In the first nine months of 2011, Residences at DeCordova's operations resulted in Net Operating Income of $276,000 on net revenue of approximately $484,000.

Residences at Weatherford – Residences at Weatherford are currently under construction and will contain 76 units upon completion. This property is a senior (55+) affordable housing project located in Weatherford, Texas in the Dallas-Fort Worth area. In February 2011 the Partnership foreclosed with Weatherford becoming a consolidated MF Property. The construction of this property has begun and on September 30, 2011 was approximately 43% complete. The expected completion date is February 2012. The Partnership intends to fund the construction and stabilization of the property. Further, the Partnership expects to operate the property as a market rate property and will evaluate its options in order to recoup its investment.

The following three properties are subject to a sales agreement that does not meet accounting standards for treatment as a sale.  As a result the Company continues to consolidate these Ohio Properties as if they were owned.

Crescent Village – Crescent Village Townhomes is located in Cincinnati, Ohio.  In the first nine months of 2011, Net Operating Income was $246,000 as compared to $92,000 in 2010.   This increase was the result of the acquisition related costs incurred in 2010 which did not recur in 2011. Debt service on the Partnership’s bonds on this property was current as of September 30, 2011.

Postwoods – Postwoods Townhomes is located in Reynoldsburg, Ohio.  In the first nine months of 2011, Net Operating Income of $543,000 as compared to $209,000 in 2010.  This increase was a result of an increase in occupancy and a decrease in acquisition costs incurred in 2010 which did not recur in 2011. Debt service on the Partnership’s bonds on this property was current as of September 30, 2011.

Willow Bend – Willow Bend Townhomes is located in Columbus (Hilliard), Ohio.  In the first nine months of 2011, Net Operating Income was $272,000 as compared to $115,000 in 2010.  This increase was a result of a decrease in the acquisition related costs incurred in 2010 which did not recur in 2011. Debt service on the Partnership’s bonds on this property was current as of September 30, 2011.

Results of Operations

Consolidated Results of Operations

The following discussion of the Company’s results of operations for the three and nine months ended September 30, 2011 and 2010 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Three Months Ended September 30, 2011 compared to Three Months Ended September 30, 2010 (Consolidated)
Change in Results of Operations

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	Dollar Change
Revenues:
Property revenues	$4,319,370	$3,698,181	$621,189
Mortgage revenue bond investment income	2,465,876	2,011,059	454,817
Other income	359,167	112,400	246,767
Total Revenue	7,144,413	5,821,640	1,322,773

Expenses:
Real estate operating (exclusive of items shown below)	2,452,229	2,282,147	170,082
Asset impairment charge - Weatherford	—	2,716,330	(2,716,330)
Provision for loss on receivables	14,525	—	14,525
Depreciation and amortization	1,536,591	1,430,847	105,744
Interest	2,138,532	1,184,293	954,239
General and administrative	725,115	637,624	87,491
Total Expenses	6,866,992	8,251,241	(1,384,249)
Net income (loss)	277,421	(2,429,601)	2,707,022
Net income (loss) attributable to noncontrolling interest	145,369	(221,878)	367,247
Net income (loss) - America First Tax Exempt Investors, L. P.	$132,052	$(2,207,723)	$2,339,775

Property revenues.  Property revenues increased mainly as a result of additional MF Properties. The Arboretum was acquired on March 31, 2011 and added approximately $608,000 to property revenues in the third quarter of 2011. Eagle Village was acquired on June 29, 2011 and added approximately $431,000 to the property revenues in the third quarter of 2011. Offsetting this increase was a decrease in revenue due to the deconsolidation of Iona Lakes. The MF Properties averaged approximately $585 per unit in monthly rent in 2011 as compared with $617 per unit in 2010. Economic occupancy at the MF Properties was 80% during the third quarter of 2011 as compared to 83% in the third quarter of 2010. The Consolidated VIEs averaged $593 per unit in monthly rent in 2011 as compared to $580 per unit in 2010. Economic occupancy of the Consolidated VIEs was 80% in the third quarter of 2011 and 79% in the third quarter of 2010.

Mortgage revenue bond investment income.  Mortgage revenue bond investment income increased during the third quarter of 2011 compared to the third quarter of 2010 due to a higher level of bond investments. Total bond investments at September 30, 2011 were approximately $139.1 million as compared to approximately $94.2 million at September 30, 2010. Interest payments of approximately $528,000 were received in the third quarter of 2011 from tax-exempt bonds that the Company did not hold during the third quarter of 2010. Offsetting this was approximately $88,000 less bond interest income due to the Clarkson College bond retirement in second quarter 2011.

   Other income.  Other income is comprised mainly of interest income on property loans held by the Company. The increase in other income is attributable to higher levels of property loans outstanding during the third quarter of 2011 as compared to the third quarter of 2010 and the payment of a $150,000 prepayment penalty received from the Foundation for Affordable Housing in the third quarter of 2011.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties and the Consolidated VIEs is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The overall increase in real estate operating expenses was related to offsetting factors. The addition of the Arboretum and Eagle Village increased expenses by approximately $647,000 in the third quarter of 2011. Offsetting this was the deconsolidation of Iona Lakes which reduced expenses by approximately $402,000 in the third quarter of 2011 as compared to the third quarter of 2010.

Asset impairment charge - Weatherford. As a result of a decision by the Texas Department of Housing and Community Affairs to terminate the anticipated Tax Credit Assistance Program funding for the Residences at Weatherford in October 2010, the Company determined that the property fixed assets and the associated tax-exempt mortgage revenue bond on this project were impaired and recorded an impairment charge of approximately $2.7 million in the third quarter of 2010. The resulting charge was attributable to the unitholders. No impairment charges were recorded on this project in 2011. In February 2011, the Company completed foreclosure proceedings on the bond issued on this property and now owns the property directly.

Provision for loss. The Company periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment. The value of the underlying property assets is ultimately the most relevant measure of value to support the investment carrying values. Investments tested for impairment include all fixed assets, bond investments and taxable loans made to various properties and other amounts due to the Company. Such evaluation is based on cash flow and discounted cash flow models. The Company concluded that there was no impairment of fixed assets or bond investments as of September 30, 2011 for any of the Company's investments. However, during the second quarter of 2011 the evaluation identified that an impairment of the interest receivable on the Woodland Park bond had occurred. An allowance for loss and associated provision for loss was recorded against the the accrued bond interest in the third quarter of 2011.

Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the apartment properties of the Consolidated VIEs and the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS Credit Facility. The increase in depreciation and amortization expense from the third quarter of 2010 to the third quarter of 2011 is related to offsetting factors. Increases related to approximately $282,000 of depreciation expense and approximately $127,000 in in-place lease amortization is directly related to the new MF Properties acquired in 2011. These increases were offset by the reduction of approximately $192,000 in depreciation expense due to the deconsolidation of Iona Lakes and the reduction of approximately $187,000 in amortization expense related to reduced deferred financing costs. The remaining increase is attributable to depreciation on newly capitalized and newly acquired assets.

Interest expense. The increase in interest expense during the third quarter of 2011 compared to the third quarter of 2010 was due to offsetting factors. The Company's borrowing cost decreased from approximately 3.8% per annum in 2010 to approximately 2.8% resulting in an approximate decrease of $206,000 when comparing third quarter of 2011 to third quarter of 2010. Offsetting this decrease was an approximate $507,000 increase resulting from the higher average principal of outstanding debt. The remaining approximate $649,000 increase was the result of the mark to market adjustment of the Company's derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.

General and administrative expenses. General and administrative expenses increased due mainly to changes in salary expenses and professional fees.

Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010 (Consolidated)
Change in Results of Operations

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	Dollar Change
Revenues:
Property revenues	$12,453,647	$10,948,483	$1,505,164
Mortgage revenue bond investment income	7,094,549	5,029,943	2,064,606
Gain on early extinguishment of debt	—	438,816	(438,816)
Other income	759,478	325,226	434,252
Total Revenue	20,307,674	16,742,468	3,565,206

Expenses:
Real estate operating (exclusive of items shown below)	7,192,751	7,430,764	(238,013)
Asset impairment charge - Weatherford	—	2,716,330	(2,716,330)
Provision for loss on receivables	725,215	—	725,215
Depreciation and amortization	4,171,142	3,868,105	303,037
Interest	4,646,590	3,029,572	1,617,018
General and administrative	2,044,132	1,736,400	307,732
Total Expenses	18,779,830	18,781,171	(1,341)
Net income (loss)	1,527,844	(2,038,703)	3,566,547
Net income (loss) attributable to noncontrolling interest	449,866	(745,086)	1,194,952
Net income (loss) - America First Tax Exempt Investors, L. P.	$1,077,978	$(1,293,617)	$2,371,595

Property revenues.  Property revenues increased mainly as a result of additional MF Properties. The Arboretum was acquired on March 31, 2011 and added approximately $1.2 million to property revenues for the first nine months of 2011. Eagle Village was acquired on June 29, 2011 and added approximately $431,000 to the property revenues in the third quarter of 2011. Partially offsetting this increase was approximately $719,000 decrease in revenue due to the deconsolidation of Iona Lakes. The MF Properties averaged approximately $698 per unit in monthly rent in 2011 as compared with $608 per unit in 2010. Economic occupancy at the MF Properties was 82% during the for the first nine months of 2011 as compared to 83% in the for the first nine months of 2010. The Consolidated VIEs averaged $585 per unit in monthly rent in 2011 as compared to $573 per unit in 2010. Economic occupancy of the Consolidated VIEs was 79% for the first nine months of 2011 and 78% for the first nine months of 2010.

Mortgage revenue bond investment income.  Mortgage revenue bond investment income increased during the first nine months of 2011 due to a higher level of bond investments. Total bond investments at September 30, 2011 were approximately $139.1 million as compared to approximately $94.2 million at September 30, 2010. Interest payments of approximately $1.5 million were received from tax-exempt bonds that the Company did not hold during the first nine months of 2010. The deconsolidation of Iona Lakes resulted in an approximate $364,000 increase in bond investment income for the first nine months of 2011 as compared to the first nine months of 2010. In addition, the Company realized approximately $308,000 of contingent interest from the Clarkson College bond retirement in second quarter 2011.

Gain on early extinguishment of debt. In June 2010, the Company had the opportunity to acquire at a discount, and thereby retire, the $12.8 million outstanding mortgage debt secured by the Ohio Properties. The early extinguishment of this debt resulted in a gain of approximately $439,000 in the first nine months of 2010 and did not repeat in the first nine months of 2011.

   Other income.  Other income is comprised of interest income on property loans held by the Company, the forgiveness of third party debt related to the DeCordova foreclosure and a penalty on early payment of a taxable loan. The increase in other income is attributable to higher levels of property loans outstanding during the first nine months of 2011 as compared to the first nine months of 2010, approximately $144,000 increase is related to the forgiveness of debt which occurred in first quarter 2011 and the payment of a $150,000 prepayment penalty received from the Foundation for Affordable Housing in third quarter 2011.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties and the Consolidated VIEs is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The overall decrease in real estate operating expenses was related to several offsetting factors. During the first nine months of 2010, approximately $231,000 of administrative fees and approximately $521,000 of acquisition costs paid by the Ohio Properties was not repeated in the first nine months of 2011. The deconsolidation of Iona Lakes reduced expenses by approximately $510,000 in the nine months of 2011 as compared to the nine months of 2010. Offsetting these decreases are increased expenses from the Arboretum property of approximately $877,000 in 2011, approximately $286,000 of which were acquisition related expenses. In addition, Eagle Village increased expenses by approximately $344,000 in 2011.

Asset impairment charge - Weatherford. As a result of a decision by the Texas Department of Housing and Community Affairs to terminate the anticipated Tax Credit Assistance Program funding for the Residences at Weatherford in October 2010, the Company determined that the property fixed assets and the associated tax-exempt mortgage revenue bond on this project were impaired and recorded an impairment charge of approximately $2.7 million in the third quarter of 2010. The resulting charge was attributable to the unitholders. No impairment charges were recorded on this project in 2011. In February 2011, the Company completed foreclosure proceedings on the bond issued on this property and now owns the property directly.

Provision for loss. The Company periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment. The value of the underlying property assets is ultimately the most relevant measure of value to support the investment carrying values. Investments tested for impairment include all fixed assets, bond investments and taxable loans made to various properties and other amounts due to the Company. Such evaluation is based on cash flow and discounted cash flow models. The Company concluded that there was no impairment of fixed assets or bond investments as of September 30, 2011 for any of the Company's investments. However, during the second quarter of 2011 the evaluation identified that an impairment of the interest receivable on the Woodland Park bond had occurred. An allowance for loss and associated provision for loss was recorded against the the accrued bond interest in the first nine months of 2011.

Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the apartment properties of the Consolidated VIEs and the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS Credit Facility. The increase in depreciation and amortization expense from the first nine months of 2010 to the first nine months of 2011 is related to offsetting factors. Approximately $591,000 of depreciation expense and approximately $144,000 in in-place lease amortization increases are directly related to the new MF Properties acquired in 2011. This was offset by the reduction of approximately $255,000 depreciation expense due to the deconsolidation of Iona Lakes and the $237,000 reduction amortization expense related to reduced deferred financing costs. The remaining increase is attributable to depreciation on newly capitalized and newly acquired assets.

Interest expense. The increase in interest expense during the first nine months of 2011 compared to the first nine months of 2010 was due to offsetting factors. The Company's borrowing cost decreased from approximately 4.0% per annum in 2010 to approximately 2.7% resulting in an approximate decrease of $856,000 when comparing first nine months of 2011 to first nine months of 2010. Offsetting this decrease was an approximate $907,000 increase resulting from the higher average principal of outstanding debt. The remaining approximate $1.5 million increase was the result of the mark to market adjustment of the Company's derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.

General and administrative expenses. General and administrative expenses increased in the first nine months of 2011 as compared to the first nine months of 2010. Approximately $148,000 of this increase is due to administration fees paid to AFCA2 as a result of new investments. The remaining increase is related to increased salary and insurance expenses offset by a reduction in professional fees.

Partnership Only Results of Operations

The following discussion of the Partnership’s results of operations for the three and nine months ended September 30, 2011 and 2010 reflects the operations of the Partnership without the consolidation of any VIEs during either period under the GAAP consolidation rules then in effect.  This information is used by management to analyze the Partnership’s operations and is reflective of the consolidated operations of the Tax-Exempt Bond Investments segment and the MF Properties segment as presented Note 11 to the condensed consolidated financial statements.

Three Months Ended September 30, 2011 compared to Three Months Ended September 30, 2010 (Partnership Only)
Changes in Results of Operations

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	Dollar Change
Revenues:
Property revenues	$3,110,836	$1,818,580	$1,292,256
Mortgage revenue bond investment income	2,849,397	2,895,218	(45,821)
Other income	359,167	112,400	246,767
Total Revenues	6,319,400	4,826,198	1,493,202
Expenses:
Real estate operating (exclusive of items shown below)	1,722,516	1,002,705	719,811
Asset impairment charge - Weatherford	—	2,716,330	(2,716,330)
Provision for loss on receivables	14,525	—	14,525
Depreciation and amortization	1,198,307	852,523	345,784
Interest	2,138,532	1,184,293	954,239
General and administrative	725,115	637,624	87,491
Total Expenses	5,798,995	6,393,475	(594,480)
Net income (loss)	520,405	(1,567,277)	2,087,682
Net income (loss) attributable to noncontrolling interest	145,369	(221,878)	367,247
Net income (loss) - America First Tax Exempt Investors, L.P.	$375,036	$(1,345,399)	$1,720,435

Property revenues.  Property revenues increased mainly as a result of additional MF Properties. The Arboretum was acquired on March 31, 2011, Eagle Village was acquired on June 29, 2011, and DeCordova became an MF Property in the first quarter of 2011. DeCordova was reported as a bond investment by the Partnership for the third quarter of 2010. These three MF Properties added approximately $1.2 million to property revenues during the third quarter of 2011. The MF Properties averaged approximately $585 per unit in monthly rent in 2011 as compared with $617 per unit in 2010. Economic occupancy at the MF Properties was 80% during the third quarter of 2011 as compared to 83% in the third quarter of 2010.

Mortgage revenue bond investment income.  Mortgage revenue bond investment income decreased slightly during the third quarter of 2011 compared to the third quarter of 2010 due to offsetting factors. Total bond investments at September 30, 2011 were approximately $139.1 million as compared to approximately $94.2 million at September 30, 2010. Interest payments of approximately $528,000 were received in the third quarter of 2011 from tax-exempt bonds that the Company did not hold during the third quarter of 2010. Offsetting this increased revenue were decreases in interest income from the DeCordova and Weatherford bonds which were outstanding in 2010 but were foreclosed in 2011, decreased bond interest from the Clarkson College bond which was retired in second quarter 2011, and changes in bond discount accretion.

       Other income.  Other income is comprised mainly of interest income on property loans held by the Company. The increase in other income is attributable to higher levels of property loans outstanding during the third quarter of 2011 as compared to the third quarter of 2010 and the payment of a $150,000 prepayment penalty received from the Foundation for Affordable Housing in the third quarter of 2011.

Real estate operating expenses. Real estate operating expenses associated with the MF Properties is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The overall increase in real estate operating expenses was related to the change in the MF Properties. DeCordova was reported by the Partnership as a bond investment in the third quarter of 2010, but was reported as an MF Property for the third quarter of 2011. This reporting change combined with the addition of Arboretum and Eagle Village as MF Properties contributed to an increase of approximately $738,000 in real estate expenses in the third quarter of 2011.

Asset impairment charge - Weatherford. As a result of a decision by the Texas Department of Housing and Community Affairs to terminate the anticipated Tax Credit Assistance Program funding for the Residences at Weatherford in October 2010, the Company determined that the property fixed assets and the associated tax-exempt mortgage revenue bond on this project were impaired and recorded an impairment charge of approximately $2.7 million in the third quarter of 2010. The resulting charge was attributable to the unitholders. No impairment charges were recorded on this project in 2011. In February 2011, the Company completed foreclosure proceedings on the bond issued on this property and now owns the property directly.

Provision for loss. The Company periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment. The value of the underlying property assets is ultimately the most relevant measure of value to support the investment carrying values. Investments tested for impairment include all fixed assets, bond investments and taxable loans made to various properties and other amounts due to the Company. Such evaluation is based on cash flow and discounted cash flow models. The Company concluded that there was no impairment of fixed assets or bond investments as of September 30, 2011 for any of the Company's investments. However, during the second quarter of 2011 the evaluation identified that an impairment of the interest receivable on the Woodland Park bond had occurred. An allowance for loss and associated provision for loss was recorded against the the accrued bond interest in the third quarter of 2011.

  Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the apartment properties of the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS Credit Facility. The increase in depreciation and amortization expense from the third quarter of 2010 to the third quarter of 2011 is partially related to approximately $282,000 of depreciation expense and approximately $127,000 in in-place lease amortization directly related to the new MF Properties acquired in 2011. This was offset by the reduction of approximately $187,000 amortization expense related to reduced deferred financing costs. The remaining increase is attributable to depreciation on newly capitalized and newly acquired assets.

Interest expense. The increase in interest expense during the third quarter of 2011 compared to the third quarter of 2010 was due to offsetting factors. The Company's borrowing cost decreased from approximately 3.8% per annum in 2010 to approximately 2.8% resulting in an approximate decrease of $206,000 when comparing third quarter of 2011 to third quarter of 2010. Offsetting this decrease was an approximate $507,000 increase resulting from the higher average principal of outstanding debt. The remaining approximate $649,000 increase was the result of the mark to market adjustment of the Company's derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.

General and administrative expenses. General and administrative expenses increased due mainly to changes in salary expenses and professional fees.

Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010 (Partnership Only)
Changes in Results of Operations

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	Dollar Change
Revenues:
Property revenues	$7,698,310	$5,401,098	$2,297,212
Mortgage revenue bond investment income	8,729,857	7,638,730	1,091,127
Gain on early extinguishment of debt	—	438,816	(438,816)
Other income	654,490	335,260	319,230
Total Revenues	17,082,657	13,813,904	3,268,753
Expenses:
Real estate operating (exclusive of items shown below)	4,366,574	3,750,640	615,934
Asset impairment charge - Weatherford	—	2,716,330	(2,716,330)
Provision for loss on receivables	725,215	—	725,215
Depreciation and amortization	2,832,268	2,185,546	646,722
Interest	4,646,590	3,029,572	1,617,018
General and administrative	2,044,132	1,736,400	307,732
Total Expenses	14,614,779	13,418,488	1,196,291
Net income	2,467,878	395,416	2,072,462
Net income (loss) attributable to noncontrolling interest	449,866	(745,086)	1,194,952
Net income - America First Tax Exempt Investors, L.P.	$2,018,012	$1,140,502	$877,510

Property revenues.  Property revenues increased mainly as a result of additional MF Properties. The Arboretum was acquired on March 31, 2011, Eagle Village was acquired on June 29, 2011, and DeCordova became an MF Property in the first quarter of 2011. DeCordova was reported by the Partnership as a bond investment in the first half of 2010. Arboretum added approximately $1.2 million, Eagle Village added approximately $431,000, and DeCordova added approximately $439,000 to property revenues in the first nine months of 2011. In addition, the MF Properties that have been in the portfolio since the beginning of 2011 reported higher economic occupancy which contributed approximately $231,000 of additional revenue in the first nine months of 2011 as compared to the first nine months of 2010. The MF Properties averaged approximately $698 per unit in monthly rent in 2011 as compared with $608 per unit in 2010. Economic occupancy at the MF Properties was 82% during the first nine months of 2011 as compared to 83% in the first nine months of 2010.

Mortgage revenue bond investment income.  Mortgage revenue bond investment income increased during the first nine months of 2011 compared to the first nine months of 2010 due to a higher level of bond investments. Total bond investments at September 30, 2011 were approximately $139.1 million as compared to approximately $94.2 million at September 30, 2010. Interest payments of approximately $1.5 million were received from tax-exempt bonds that the Company did not hold during the first nine months of 2010. In addition, the Company realized approximately $308,000 of contingent interest from the Clarkson College bond retirement in second quarter 2011. These increases were offset by less interest earned due to bond restructuring required to execute the TEBS financing facility and the Clarkson bond retirement.

Gain on early extinguishment of debt. In June 2010 the Company had the opportunity to acquire at a discount, and thereby retire, the $12.8 million outstanding mortgage debt secured by the Ohio Properties. The early extinguishment of this debt resulted in a gain of approximately $439,000 in the first nine months of 2010 and did not repeat in the first nine months of 2011.

  Other income.  Other income is comprised of interest income on property loans held by the Company, the forgiveness of third party debt related to the DeCordova foreclosure and a penalty on early payment of a taxable loan. The increase in other income is attributable to higher levels of property loans outstanding during the first nine months of 2011 as compared to the first nine months of 2010, approximately $144,000 increase is related to the forgiveness of debt which occurred in first quarter 2011 and the payment of a $150,000 prepayment penalty received from the Foundation for Affordable Housing in third quarter 2011.

Real estate operating expenses. Real estate operating expenses associated with the MF Properties is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The overall increase in real estate operating expenses was related to offsetting factors. DeCordova was reported by the Partnership as a bond investment during the first nine months of 2010, but was reported as an MF Property during the first nine months of 2011. This reporting change combined with the addition of Arboretum and Eagle Village contributed to a net increase of approximately $1.2 million in real estate expenses in the first nine months of 2011. Arboretum also added approximately $286,000 of acquisition fees. During the first nine months of 2010, approximately $231,000 of administrative fees and approximately $521,000 of acquisition costs paid by the Ohio Properties was not repeated in the first nine months of 2011 which offset the increase.

Asset impairment charge - Weatherford. As a result of a decision by the Texas Department of Housing and Community Affairs to terminate the anticipated Tax Credit Assistance Program funding for the Residences at Weatherford in October 2010, the Company determined that the property fixed assets and the associated tax-exempt mortgage revenue bond on this project were impaired and recorded an impairment charge of approximately $2.7 million in the third quarter of 2010. The resulting charge was attributable to the unitholders. No impairment charges were recorded on this project in 2011. In February 2011, the Company completed foreclosure proceedings on the bond issued on this property and now owns the property directly.

Provision for loss. The Company periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment. The value of the underlying property assets is ultimately the most relevant measure of value to support the investment carrying values. Investments tested for impairment include all fixed assets, bond investments and taxable loans made to various properties and other amounts due to the Company. Such evaluation is based on cash flow and discounted cash flow models. The Company concluded that there was no impairment of fixed assets or bond investments as of September 30, 2011 for any of the Company's investments. However, during the second quarter of 2011 the evaluation identified that an impairment of the interest receivable on the Woodland Park bond had occurred. An allowance for loss and associated provision for loss was recorded against the the accrued bond interest in the first nine months of 2011.

Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the apartment properties of the Consolidated VIEs and the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS Credit Facility. The increase in depreciation and amortization expense from the first nine months of 2010 to the first nine months of 2011 is related to offsetting factors. Approximately $591,000 of depreciation expense and approximately $144,000 in in-place lease amortization increases are directly related to the new MF Properties acquired in 2011. This was offset by the reduction of approximately $237,000 in amortization expense related to reduced deferred financing costs. The remaining increase is attributable to depreciation on newly capitalized and newly acquired assets.

Interest expense. The increase in interest expense during the first nine months of 2011 compared to the first nine months of 2010 was due to offsetting factors. The Company's borrowing cost decreased from approximately 4.0% per annum in 2010 to approximately 2.7% resulting in an approximate decrease of $856,000 when comparing first nine months of 2011 to first nine months of 2010. Offsetting this decrease was an approximate $907,000 increase resulting from the higher average principal of outstanding debt. The remaining approximate $1.5 million increase was the result of the mark to market adjustment of the Company's derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.

General and administrative expenses. General and administrative expenses increased in the first nine months of 2011 as compared to the first nine months of 2010. Approximately $148,000 of this increase is due to administration fees paid to AFCA2 as a result of new investments. The remaining increase is related to increased salary and insurance expenses offset by a reduction in professional fees.

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

Other sources of cash available to the Partnership include debt financing, mortgages and the sale of additional BUCs. The Company currently has outstanding debt financing of $109.2 million under three separate credit facilities.

The first credit facility is the TEBS Facility. In September 2010, the Partnership and its Consolidated Subsidiary ATAX TEBS I, LLC, entered into a number of agreements relating to a new long-term debt financing facility provided through the securitization of thirteen tax-exempt mortgage revenue bonds pursuant to Freddie Mac’s TEBS program. The TEBS Financing essentially provides the Company with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term tax-exempt rates.  The gross proceeds from TEBS Financing were approximately $95.8 million.  After the payment of transaction expenses the Company received net proceeds from the TEBS Financing of approximately $90.4 million.  The Company applied approximately $49.5 million of these net proceeds to repay the entire outstanding principal of, and accrued interest on, its secured term loan from Bank of America. As of closing, the Securities Industry and Financial Markets Association ("SIFMA") rate was equal to 0.25% and the total Facility Fees were 1.9%, resulting in a total initial cost of borrowing of 2.15%.  As of September 30, 2011, the SIFMA rate was equal to 0.14% resulting in a total cost of borrowing of 2.04%. As of December 31, 2010, the SIFMA rate was equal to 0.34% resulting in a total cost of borrowing of 2.24%.

Prior to the closing of the TEBS Financing, the Company had outstanding debt financing of $54.8 million consisting of two credit facilities. The first credit facility was with Bank of America and had an outstanding balance of $49.3 million (the “BOA Facility”).  As noted above, the BOA Facility was repaid with proceeds from the TEBS Financing.  In addition, a second credit facility was with Omaha State Bank and had an outstanding balance of $5.5 million (the “OSB Facility”).  The OSB Facility was repaid prior to the execution of the TEBS Financing.

The TEBS Financing offers several advantages over the Company’s previous credit facilities which, over time, are expected to positively impact the generation of CAD.  These advantages include:

•	a longer term thereby addressing the previous refinancing risks,

•	better balance sheet leverage thereby providing additional funds for investment, and

•	a lower initial cost of borrowing.

The second credit facility in place at September 30, 2011, is a $10.0 million financing utilizing a Tender Option Bond ("TOB") structure with the Deutsche Bank ("DB"). On July 7, 2011, the Company used the TOB facility proceeds to repurchase the Autumn Pines bond from DB for $10.0 million plus accrued interest (see Note 7). The TOB was structured as a securitization of the $13.4 million Autumn Pines Apartments tax-exempt mortgage revenue bond. The Company transferred this bond to a custodian and trustee that are affiliates of DB. The TOB trustee then issued senior floating-rate participation interests ("SPEARS"), and residual participation interests, ("LIFERS"). The SPEARS and LIFERS represent beneficial interests in the securitized asset held by the TOB trustee. The SPEARS were credit-enhanced by DB and sold through a placement agent to unaffiliated investors. The gross proceeds from the sale of the SPEARS were remitted to the Company. The LIFERS were retained by the Company and are pledged to DB to secure certain reimbursement obligations.

The TOB trust receives all principal and interest payments on the bond. The holders of the SPEARS are entitled to receive regular payments from the TOB trust at a variable rate established by a third party remarketing firm that is expected to be similar to the weekly SIFMA floating index rate. Payments on the SPEARS will be made prior to any payments on the LIFERS held by the Company. As the holder of the LIFERS, the Company is not entitled to receive payments from the TOB trust at any particular rate, but will be entitled to all remaining principal and interest paid on the bond after payment due on the SPEARS and payment of trust expenses including trustee, remarketing and liquidity fees. Accordingly, payments to the Company on the LIFERS are expected to vary over time.

As a result, the TOB essentially provides the Company with a secured variable rate debt facility at interest rates that reflect the prevailing short-term tax-exempt rates paid by the TOB trust on the SPEARS. Payments made to the holders of the SPEARS and the amount of trust fees essentially represent the Company's effective cost of borrowing on the net proceeds it received from the sale of the SPEARS. At closing of the TOB, the rate paid on the SPEARS was 0.09% per annum and the total trust fees were 1.75% per annum, resulting in a total initial cost of borrowing of 1.84% per annum. As of September 30, 2011 the rate paid on the SPEARS was .21% per annum, resulting in a total cost of borrowing of 1.96%. The Company is accounting for this transaction as a secured financing arrangement.

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

The third credit facility is a general credit facility with Omaha State Bank ("OSB Facility") that allows the Company to borrow $4.0 million. This facility had an outstanding balance of $4.0 million at September 30, 2011. The OSB Facility is a term loan that matures on June 30, 2012, is collateralized by the Briarwood Manor tax-exempt mortgage revenue bond and bears interest at a fixed annual rate of 5.25% per annum.

In addition to the debt facilities, the Company has six outstanding mortgage loans collaterized by five MF Properties. The total outstanding mortgage loan principal is approximately $43.7 million. These mortgages carry current interest rates ranging from 2.6% to 6.0% with maturity dates ranging from November 2011 to May 2014. An extension request, as allowed in the loan documents, has been formally submitted

The Partnership is authorized to issue additional BUCs to raise additional equity capital to fund investment opportunities.  In April 2010, a Registration Statement on Form S-3 was declared effective by SEC under which the Partnership may offer up to $200.0 million of additional BUCs from time to time.  In April 2010, the Partnership issued an additional 8,280,000 BUCs through an underwritten public offering at a public offering price of $5.37 per BUC pursuant to this new Registration Statement.  Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $41.7 million after payment of an underwriter's discount and other offering costs of approximately $2.8 million.

The Partnership’s principal uses of cash are the payment of distributions to unitholders, interest and principal on debt financing and general and administrative expenses. The Partnership also uses cash to acquire additional investments.  Distributions to unitholders may increase or decrease at the determination of the General Partner.  Distributions to unitholders depend primarily upon the amount of base and contingent interest received on the Company’s tax-exempt mortgage revenue bonds and cash received from other investments, the amount of borrowings and the effective interest rate of these borrowings, and the amount of the Partnership’s undistributed cash.  Recently, cash generated by the Partnership’s investments has not been sufficient to fund such expenditures and distributions without utilizing cash reserves to supplement the deficit.   The Partnership continued distributions during the quarter at an annual rate of $0.50 per BUC.  Although CAD generated in recent quarters has not been sufficient to fully fund distributions at this rate without utilizing the Partnership’s cash reserves to supplement the deficit, the General Partner believes that distributions at this level are sustainable, however, if actual results vary from current projections and the actual CAD generated is less than the regular distribution, such distribution amount may need to be reduced. The Partnership believes that the shortfall in CAD generated in recent quarters is largely a function of being "under-leveraged" and, thereby, "under-invested". By obtaining additional leverage more funds are made available for investment. Investing any such funds at current interest rate spreads would generate additional CAD. The Partnership's operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 40% and 60% of the total par value of the Partnership's tax-exempt mortgage bond portfolio.  At September 30, 2011, the Partnership has outstanding debt financing of approximately $109.2 million secured by 14 tax-exempt mortgage revenue bonds with a total par value of $138.5 million plus approximately $10.3 million in restricted cash.  As of September 30, 2011, the debt outstanding related to the total par value of the Partnerships' total bond portfolio of approximately $194.5 million plus restricted cash results in a leverage ratio of approximately 53%.  Additionally, the MF Properties are encumbered by mortgage loans with an aggregate principal balance of approximately $43.7 million.  The total debt financing plus mortgage loans as of September 30, 2011, of approximately $152.9 million results in a leverage ratio to Total Assets of approximately 51%. At December 31, 2010, the Partnership has outstanding debt financing of $95.6 million secured by 13 tax-exempt mortgage revenue bonds with a total par value of $125.6 million plus approximately $15.2 million in restricted cash.  As of December 31, 2010, the debt outstanding related to the total par value of the Partnerships' total bond portfolio of approximately $189.3 million plus restricted cash results in a leverage ratio of approximately 47%.  Additionally, the MF Properties are encumbered by mortgage loans with an aggregate principal balance of approximately $10.6 million.  The total debt financing plus mortgage loans as of December 31, 2010, of $106.2 million results in a leverage ratio to Total Assets of approximately 44%.

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

On a consolidated basis, there was an improvement of approximately $7.5 million in cash provided by operating activities for the first nine months of 2011 as compared to first nine months of 2010 due to changes in working capital components.  Cash used for investing activities decreased approximately $1.4 million for first nine months of 2011 as compared to first nine months of 2010.  The decrease in cash used related to investing activities is mainly the result of cash used to acquire the Arboretum Apartment and Eagle Village Student Housing properties, the Briarwood Manor, GMF-Madison and GMF-Warren/Tulane tax-exempt and taxable bonds offset by the release of restricted cash upon foreclosure of the DeCordova and Weatherford properties, the retirement of the Clarkson College bond and the repayment a taxable loan by the Foundation for Affordable Housing. Cash provided by debt financings decreased by approximately $21.9 million in the first nine months of 2011 as compared to the first nine months of 2010.  Financing cash flows in 2011 consisted mainly of cash inflows from additional borrowings offset by distribution payments. Financing cash flows in 2010 consisted mainly of cash inflows from the sales of BUCs offset by principal payments on debt and distributions.

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

In May 2011, the outstanding Clarkson College tax-exempt bond held by the Company was retired early for an amount equal to the outstanding principal and base interest plus accrued but unpaid contingent interest. The retirement of the bond resulted in a payment to the Partnership of approximately $6.1 million consisting of approximately $5.8 million in principal, approximately $16,000 of base interest and approximately $308,000 of accrued contingent interest. The contingent interest is Tier 2 income and was therefore distributed 75% to the unitholders and 25% to the General Partner in July 2011. There was no contingent interest received in the third quarter of 2011.

During June 2010, the Company completed a sales transaction whereby four of the MF Properties, the Ohio Properties, were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity (see Note 2 and Note 5). The properties will continue to be presented as MF Properties and no gain will be recognized until such time as the transaction can be accounted for as a sale. As the deferred gain on the transaction represents cash paid to the Company and no on-going legal obligations related to the Ohio Properties or potential obligation to repay any amounts exists, the deferred gain is CAD and is shown as an adjustment in the CAD Calculation below. This gain meets the definition of Net Residual Proceeds representing contingent interest (Tier 2 income) and was therefore distributed 75% to the unitholders and 25% to the General Partner.

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

The following tables show the calculation of CAD for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010
Net (loss) income - America First Tax Exempt Investors L.P.	$132,052	$(2,207,723)	$1,077,978	$(1,293,617)
Net loss related to VIEs and eliminations due to consolidation	242,984	862,324	940,034	2,434,119
Net income (loss) before impact of VIE consolidation	$375,036	$(1,345,399)	$2,018,012	$1,140,502
Change in fair value of derivatives and interest rate derivative amortization	1,073,462	436,001	1,962,016	564,773
Depreciation and amortization expense (Partnership only)	974,279	852,523	2,229,493	2,185,546
Deposit liability gain - Ohio sale agreement	—	266,865	—	2,173,239
Tier 2 Income distributable to the General Partner	—	—	(77,039)	(466,553)
Asset impairment charge - Weatherford	—	2,716,330	—	2,716,330
Provision for loss on receivables	14,525	—	725,215	—
Bond purchase discount accretion (net of cash received)	(70,505)	(309,126)	(216,475)	(309,126)
Ohio deferred interest	347,514	—	1,042,542	—
CAD	$2,714,311	$2,617,194	$7,683,764	$8,004,711
Weighted average number of units outstanding,
basic and diluted	30,122,928	30,122,928	30,122,928	26,607,324
Net income (loss), basic and diluted, per unit	$0.01	$(0.04)	$0.06	$0.04
Total CAD per unit	$0.09	$0.09	$0.26	$0.30
Distributions per unit	$0.125	$0.125	$0.375	$0.375

Contractual Obligations

As discussed in the Annual report on Form 10-K, the amounts maturing in 2011 consist of the paydowns on the TEBS credit facility with Freddie Mac and payments on the MF Property mortgages.

The Company has the following contractual obligations as of September 30, 2011:

	Payments due by period
		Less than	1-2	More than 2
	Total	1 year	years	years
Debt financing	$109,187,000	$14,928,000	$2,053,000	$92,206,000
Mortgages payable	$43,667,892	$4,448,596	$37,114,526	$2,104,770
Effective interest rate(s) (1)		2.88%	2.71%	2.24%
Interest (2)	$15,058,776	$4,202,818	$6,406,159	$4,449,799

(1)	Interest rates shown are the average effective rates as of September 30, 2011 and include the impact of our interest rate derivatives.

(2)	Interest shown is estimated based upon current effective interest rates through maturity.

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

The following table outlines the interest rate caps the Company has in place as of September 30, 2011:

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

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $1,073,000 and $1,962,000 for the three and nine months ended September 30, 2011, respectively. The change in the fair value of derivative contracts resulted in an increase in interest expense of approximately $436,000 and $565,000 for the three and nine months ended September 30, 2010, respectively.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures.  The Partnership's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Partnership's current disclosure controls and procedures are effective.

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
31.1  Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2  Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1  Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2  Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Partners' Capital and Comprehensive Income (Loss) for the nine months ended September 30, 2011 and 2010, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Date: November 7, 2011	By:	/s/ Mark Hiatt
Mark Hiatt
Chief Executive Officer

Date: November 7, 2011	By:	/s/ Michael Draper
Michael Draper
Chief Financial Officer