Form 10-K
period 2011-12-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2012-03-02
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
 YES  ☐  NO  ☒

The aggregate market value of the registrant's BUCs held by non-affiliates based on the final sales price of the BUCs on the last business day of the registrant's most recently completed second fiscal quarter was $163,465,627.

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

The Partnership has been in operation since 1998 and owned 20 federally tax-exempt mortgage revenue bonds with an aggregate outstanding principal amount of $188.6 million as of December 31, 2011.  These bonds were issued by various state and local housing authorities in order to provide construction and/or permanent financing of 20 multifamily residential apartments containing a total of 3,959 rental units located in the states of Florida, Illinois, Iowa, Kansas, Kentucky, Minnesota, Ohio, South Carolina, Tennessee, and Texas. In each case the Partnership owns, either directly or indirectly, 100% of the bonds issued for these properties. Each bond is secured by a first mortgage or deed of trust on the financed apartment property. Each of the bonds provides for "base" interest payable at a fixed rate on a periodic basis. Additionally, five of the bonds also provide for the payment of contingent interest determined by the net cash flow and net capital appreciation of the underlying real estate properties.  As a result, these mortgage revenue bonds provide the Partnership with the potential to participate in future increases in the cash flow generated by the financed properties, either through operations or from their ultimate sale.  Of the 20 bonds owned, four are owned directly by the Partnership, 13 are owned by ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to facilitate a Tax Exempt Bond Securitization (“TEBS”) Financing with Freddie Mac and three are securitized and held by Deutsche Bank ("DB") in two Tender Option Bond ("TOB") facilities (see Notes 2, 9 and 10). Three of the entities that own the apartment properties financed by three of the Partnership's tax-exempt mortgage revenue bonds were deemed to be Consolidated variable interest entities ("VIEs") of the Partnership at December 31, 2011 and, as a result, these bonds are eliminated in consolidation on the Company's consolidated financial statements. Two bonds are secured by three properties, Crescent Village, Post Woods, and Willow Bend apartments in Ohio (the “Ohio Properties”) which are subject to a sales agreement (see Note 3) and are eliminated in consolidation on the Company's financial statements.

The ability of the properties collateralizing our tax-exempt mortgage revenue bonds to make payments of base and contingent interest is a function of the net operating income generated by these properties.  Net operating income from a multifamily residential property depends on the rental and occupancy rates of the property and the level of operating expenses.  Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located.  This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans.  In addition, factors such as government regulation, inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.  Because the return to the Partnership from its investments in tax-exempt mortgage revenue bonds depends upon the economic performance of the multifamily residential properties which collateralize these bonds, the Partnership may be considered to be in competition with other multifamily rental properties located in the same geographic areas as the properties financed with its tax-exempt mortgage revenue bonds.

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

The Partnership generally does not seek to acquire direct interests in real property as long term or permanent investments. The Partnership may, however, acquire real estate securing its tax-exempt mortgage revenue bonds or taxable mortgage loans through foreclosure in the event of a default.  In addition, the Partnership may acquire interests in multifamily apartment properties (“MF Properties”) in order to position itself for future investments in tax-exempt mortgage revenue bonds issued to finance these properties.  The Partnership currently holds interests in twelve MF Properties containing 1,772 rental units, of which three are located in Ohio and are currently subject to a sales agreement, one is located in Nebraska, two are located in Kentucky, one is located in Indiana, one is located in Virginia, one is located in Georgia, one is located in North Carolina and two are located in Texas.  The Partnership expects the MF Properties to eventually be sold to a not-for-profit entity or in connection with a syndication of Low Income Housing Tax Credits (“LIHTCs”) under Section 42 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).  The Partnership expects to acquire tax-exempt mortgage revenue bonds issued to provide debt financing for these properties at the time the property ownership is restructured.  Such restructurings will generally be expected to occur within 36 months of the Partnership's initial investment in an MF Property and will often coincide with the expiration of the compliance period relating to LIHTCs previously issued with respect to the MF Property.  The Partnership will not acquire LIHTCs in connection with these transactions.  Current credit markets and general economic conditions have resulted in very few 4% LIHTC syndication and tax-exempt bond financing transactions being completed in recent years.  These types of transactions represent a long-term market opportunity for the Partnership and will provide us with a pipeline of future bond investment opportunities when the market for LIHTC syndications strengthens.

Properties Management. Ten of the 20 properties which collateralize the bonds owned by the Partnership are managed by America First Properties Management Company (“Properties Management”), an affiliate of AFCA 2, which provides property management services for Ashley Square, Iona Lakes Apartments, Bent Tree Apartments, Lake Forest Apartments, Fairmont Oaks Apartments, Cross Creek, Woodland Park, and each of the MF Properties.  Weatherford is currently under construction and not subject to a management agreement. Management believes that this relationship provides greater insight and understanding of the underlying property operations and their ability to meet debt service requirements to the Partnership. The properties not currently managed by Properties Management are Autumn Pines, Bella Vista Apartments, Bridle Ridge, Brookstone Apartments, GMF-Madison Apartments, GMF-Warren/Tulane Apartments, Runnymede Apartments, South Park Ranch Apartments, Villages at Lost Creek and Woodlynn Village.

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

In connection with our business strategy, we continually assess opportunities to reposition our existing portfolio of tax-exempt mortgage revenue bonds.  The principal objective of this assessment is to improve the quality and performance of our revenue bond portfolio and, ultimately, increase the amount of cash available for distribution to our unitholders.  In some cases, we may elect to redeem selected tax-exempt mortgage revenue bonds that are secured by multifamily properties that have experienced significant appreciation.  Through the selective redemption of the bonds, a sale or refinancing of the underlying property will be required which, if sufficient sale or refinancing proceeds exist, may entitle the Partnership to receive payment of contingent interest on its bond investment.  In other cases, we may elect to sell bonds on properties that are in stagnant or declining markets.  The proceeds received from these transactions would be redeployed into other tax-exempt investments consistent with our investment objectives.  We may also be able to use a higher-quality investment portfolio to obtain higher leverage to be used to acquire additional investments.

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

Each of these bond structures permits the issuance of tax-exempt mortgage revenue bonds to finance the construction or acquisition and rehabilitation of affordable rental housing.  Under applicable Treasury Regulations, any affordable apartment project financed with tax-exempt mortgage revenue bonds must set aside a percentage of its total rental units for occupancy by tenants whose incomes do not exceed stated percentages of the median income in the local area.  In each case, the balance of the rental units in the apartment project may be rented at market rates.  With respect to private activity bonds issued under Section 142(d) of the Internal Revenue Code, the owner of the apartment project may elect, at the time the bonds are issued, whether to set aside a minimum of 20% of the units for tenants making less than 50% of area median income (as adjusted for household size) or 40% of the units for tenants making less than 60% of the area median income (as adjusted for household size).  Multifamily housing bonds that were issued prior to the Tax Reform Act of 1986 (so called “80/20” bonds) require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size.

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

Investment Types

Tax-Exempt Mortgage Revenue Bonds. The Partnership invests in tax-exempt mortgage revenue bonds that are secured by a first mortgage or deed of trust on multifamily apartment projects.  Each of these bonds bears interest at a fixed annual base rate.  Five of the 20 bonds currently owned by the Partnership also provide for the payment of contingent interest, which is payable out of the net cash flow and net capital appreciation of the underlying apartment properties. As a result, the amount of interest earned by the Partnership from its investment in tax-exempt mortgage revenue bonds is a function of the net operating income generated by the properties collateralizing the tax-exempt mortgage revenue bonds.  Net operating income from a multifamily residential property depends on the rental and occupancy rates of the property and the level of operating expenses.

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

In addition to tax-exempt mortgage revenue bonds, the federal government promotes affordable housing through the use of LIHTCs for affordable multifamily rental housing.  The syndication and sale of LIHTCs along with tax-exempt bond financing is attractive to developers of affordable housing because it helps them raise equity and debt financing for their projects.  Under this program, developers that receive an allocation of private activity bonds will also receive an allocation of federal LIHTCs as a method to encourage the development of affordable multifamily housing.  The Partnership does not invest in LIHTCs, but is attracted to tax-exempt mortgage revenue bonds that are issued in association with federal LIHTC syndications because in order to be eligible for federal LIHTCs a property must either be newly constructed or substantially rehabilitated and; therefore, may be less likely to become functionally obsolete in the near term than an older property.  There are various requirements in order to be eligible for federal LIHTCs, including rent and tenant income restrictions.  In general, the property owner must elect to set aside either 40% or more of the property's residential units for occupancy by individuals whose income is 60% or less of the area median gross income or 20% or more of the property's residential units for occupancy by individuals whose income is 50% or less of the area median gross income.  These units remain subject to these set aside requirements for a minimum of 30 years.

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

Current credit market conditions have shown some improvement over the last year which has offered more opportunities for tax- exempt bond financing and a commensurate improvement in LIHTC syndication which often accompanies these transactions.  The Partnership is currently seeing opportunity in new origination as well as secondary market transactions for tax-exempt multifamily housing investment given these improved market conditions.

Effects of Recent Credit Markets and Economic Conditions

The disruptions in domestic and international financial markets, and the resulting restrictions on the availability of debt financing that had prevailed since 2008 began to subside in 2010 and continued to improve in 2011. While economic trends show signs of a stabilization of the economy and debt availability has improved, overall availability remains limited. These conditions, in our view, will continue to create potential investment opportunities for the Partnership.  Many participants in the multifamily housing debt sector either reduced their participation in the market or were forced to liquidate some or all of their existing portfolio investments in order to meet their liquidity needs.  We believe this continues to create opportunities to acquire existing tax-exempt mortgage revenue bonds from distressed holders at attractive yields.  The Partnership continues to evaluate potential investments in bonds which are available on the secondary market.  We believe many of these bonds will meet our investment criteria and that we have a unique ability to analyze and close on these opportunities while maintaining our ability and willingness to also participate in primary market transactions.

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

On the other hand, continued economic weakness in some markets may limit our ability to access additional debt financing that the Partnership uses to partially finance its investment portfolio or otherwise meet its liquidity requirements.  The inability to access debt financing may result in adverse effects on our financial condition and results of operations.  There can be no assurance that we will be able to finance additional acquisitions of tax-exempt mortgage revenue bonds through either additional equity or debt financing.  Although the consequences of market and economic conditions and their impact on our ability to pursue our plan to grow through investments in additional tax-exempt housing bonds are not fully known, we do not anticipate that our existing assets will be adversely affected in the long-term.   In addition, the economic conditions including higher levels of unemployment, lack of job growth and low home mortgage interest rates have had a negative effect on some of the apartment properties which collateralize our tax-exempt bond investments and our MF Properties in the form of lower occupancy. While some properties have been negatively effected, our overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents and non-revenue units such as model units and employee units) of the apartment properties that the Partnership has financed with tax-exempt mortgage revenue bonds was approximately at 85% during 2011 as compared to 81% during 2010.  Overall economic occupancy of the MF Properties has increased to approximately 83% during 2011 from 80% during 2010.  Based on the growth statistics in the market, we expect to see continued improvement in property operations and profitability in 2012 and 2013 and that rental rate and occupancy trends will continue to be positive.

Financing Arrangements

The Partnership may finance the acquisition of additional tax-exempt mortgage revenue bonds through the reinvestment of cash flow, the issuance of additional units or with debt financing collateralized by our existing portfolio of mortgage revenue bonds, including the securitization of these bonds.

Debt Financing.  At December 31, 2011, the Partnership has outstanding debt financing of $112.7 million secured by 15 tax-exempt mortgage revenue bonds with an approximate par value of $153.6 million, two taxable bonds with an approximate par value of $700,000 plus approximately $8.0 million in restricted cash. Our operating policy is to maintain a level of debt financing between 40% and 60% of the total par value of our mortgage revenue bond portfolio.  As of December 31, 2011, the debt outstanding as a percentage of the total par value of the Partnerships' total tax-exempt mortgage revenue and taxable bond portfolio plus the restricted cash of approximately $197.3 million results in a leverage ratio of approximately 57%.  The outstanding debt financing facilities consist of two TOB trusts with Deutsche Bank and a TEBS facility with Freddie Mac (see Note 9 to the consolidated financial statements).  Additionally, the MF Properties are encumbered by mortgage loans with an aggregate principal balance of approximately $46.2 million.  These mortgage loans mature at various times from May 2012 through July 2015 (see Note 10 to the consolidated financial statements). The total debt financing plus mortgage loans of $158.9 million results in a leverage ratio to Total Assets of 53%.

Equity Financing.  Beginning in 2007, the Partnership has issued BUCs from time to time to raise additional equity capital to fund investment opportunities. Through December 31, 2011, the Partnership had issued a total of 20,285,000 additional BUCs raising net proceeds of approximately $108.2 million after payment of an underwriter’s discount and other offering costs of approximately $7.8 million. In April 2010, a Registration Statement on Form S-3 was declared effective by SEC under which the Partnership may offer up to $200.0 million of additional BUCs from time to time. The most recent issuance, included above, was completed in April 2010. The Partnership issued an additional 8,280,000 BUCs through an underwritten public offering at a public offering price of $5.37 per BUC pursuant to this new Registration Statement. Net proceeds realized by the Partnership from the issuance of these BUCs were approximately $41.6 million after payment of an underwriter's discount and other offering costs of approximately $2.8 million. There was no equity raise completed in 2011 (see Note 11 to the consolidated financial statements).

Recent Developments

Bond Redemptions. In October 2011, the Briarwood Manor bond was called and retired at Par plus accrued interest for approximately $4.9 million. This transaction resulted in approximately $445,000 gain reported in the fourth quarter of 2011. The net redemption proceeds were used by the Company to retire its $4.0 million term debt with Omaha State Bank. The Briarwood bond was originally purchased in February 2011 for $4.5 million.

In May 2011, the outstanding Clarkson College tax-exempt mortgage revenue bond held by the Company was retired early for an amount equal to the outstanding principal and base interest plus accrued but unpaid contingent interest. As of March 31, 2011, the Company carried the investment in the Clarkson College bond at an estimated fair market value of approximately $5.1 million. The retirement of the bond resulted in a payment to the Partnership of approximately $6.1 million consisting of approximately $5.8 million in principal, approximately $16,000 of base interest and approximately $308,000 of accrued contingent interest.

Bond Acquisitions. In June 2011, the Partnership acquired at par a $3.8 million tax-exempt mortgage revenue bond and a $315,000 taxable revenue bond secured by the GMF-Madison Tower Apartments, a 147 unit multifamily apartment complex located in Memphis, Tennessee, which represented 100% of the bond issuance. These bonds were issued for the acquisition of the GMF-Madison Tower Apartments by an affiliate of the Global Ministries Foundation, an unaffiliated not-for-profit entity. The tax-exempt mortgage revenue bond carries an annual interest rate of 6.75% and matures on December 1, 2046. The taxable bond carries an annual interest rate of 7.75% and matures on December 1, 2019. The bonds do not provide for contingent interest. The Company has determined that the entity which owns GMF-Madison Tower Apartments is an unrelated not -for-profit which under the accounting guidance is not subject to applying the VIE consolidation guidance. As a result, its financial statements are not consolidated into the consolidated financial statements of the Company.

In June 2011, the Partnership acquired at par a $11.8 million tax-exempt mortgage revenue bond and a $485,000 taxable revenue bond secured by the GMF-Warren/Tulane Apartments, a 448 unit multifamily apartment complex located in Memphis, Tennessee, which represented 100% of the bond issuance. These bonds were issued for the acquisition of the GMF-Warren/Tulane Apartments by an affiliate of the Global Ministries Foundation, an unaffiliated not-for-profit entity. The tax-exempt mortgage revenue bond carries an annual interest rate of 6.75% and matures on December 1, 2046. The taxable bond carries an annual interest rate of 6.5% and matures on December 1, 2015. The bonds do not provide for contingent interest. The Company has determined that the entity which owns GMF-Warren/Tulane Apartments is an unrelated not-for-profit which under the accounting guidance is not subject to applying the VIE consolidation guidance. As a result, its financial statements are not consolidated into the consolidated financial statements of the Company.

MF Property Acquisitions. In March 2011, the Partnership purchased The Arboretum on Farnam Drive ("Arboretum"), a 145 unit independent senior living facility located in Omaha, Nebraska, for approximately $20.0 million plus transaction expenses of approximately $449,000. The purchase price was funded through a conventional mortgage of $17.5 million and cash on hand. The mortgage payable is with Omaha State Bank, carries a 5.25% fixed rate and matures on March 31, 2014. The Partnership intends to restructure the property operations by shifting from an entrance fee rental income model utilized by the prior ownership to a current market rent model. Upon lease-up and stabilization of the property, projected to occur in fiscal 2012, the Partnership expects to sell the property to a 501(c)3 not-for-profit entity and acquire tax-exempt mortgage revenue bonds collateralized by the property.

In February 2011, the Partnership foreclosed on the bonds secured by DeCordova and Weatherford properties and one of the Partnership's subsidiaries took 100% ownership interest in these limited liability companies. Both properties are reported as MF Properties. In July 2011, the Company obtained a $6.5 million construction loan secured by the DeCordova and Weatherford properties. This construction loan is being used to fund the completion of Weatherford and the expansion of DeCordova. The construction loan is with an unrelated third party and carries a fixed annual interest rate of 5.9%, maturing on July 28, 2015. The balance of this note at December 31, 2011 is $4.7 million. This agreement requires $500,000 to be held by the Company as restricted cash (see Note 6 to the consolidated financial statements).

In February, 2012, the Partnership obtained a $2.0 million construction loan secured by the DeCordova property to be used to expand the DeCordova campus by constructing a new apartment building adjacent to the existing DeCordova property. This construction loan is with an unrelated third party and carries a fixed annual interest rate of 5.0%, maturing on February 1, 2017.

In the third quarter of 2010, the Company purchased a minority interest equal to 8.7% ownership in 810 Schutte Road LLC ("Eagle Village"), a 511 bed student housing facility located in Evansville, Indiana. The minority interest investment totaled approximately $1.1 million and was presented in other assets. In June 2011, the Partnership acquired the remaining ownership interest in Eagle Village. Approximately $3.1 million of cash on hand plus a conventional mortgage of approximately $8.9 million was used to purchase the remaining ownership. The mortgage loan carries a variable interest rate of one-month LIBOR plus 2.75% but will not be less than 3.5%. At December 31, 2011 the interest rate on the loan was 3.5%. This mortgage matures on June 1, 2013. Eagle Village returned $125,000 to the Company as a preferred return on their investment . The transaction is eliminated upon consolidation. Eagle Village is wholly owned by a subsidiary of the Partnership and was reported as an MF Property. The Partnership plans to operate the property as a student housing facility. Once stabilized as a student housing property, the Company will seek to restructure the ownership and capital structure through the sale of the property to a student housing not-for-profit entity. The Company anticipates it will purchase tax-exempt mortgage revenue bonds issued as part of such a restructuring.

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

The Partnershipholds its interests in MF Properties through various subsidiaries which are “C” corporations for income tax purposes. These subsidiaries file separate income tax returns.  Therefore, the Partnership is only subject to income taxes on these investments to the extent it receives dividends from the subsidiaries.

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

All financial information in this Form 10-K presented on the basis of Accounting Principles Generally Accepted in the United States of America, is that of the Partnership and the VIEs on a consolidated basis.  We refer to the Partnership, its wholly owned subsidiaries (each a “Holding Company”), and the consolidated VIEs throughout this Form 10-K as the “Company.”  We refer to the Partnership and Holding Company, without consolidation of the VIEs, as the “Partnership.”

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

We do not have any employees of our own.  Employees of Burlington, acting through our general partner, are responsible for our operations and we reimburse Burlington for the allocated salaries and benefits of these employees and for other expenses incurred in running our business operations.  In connection with the operation of the Partnership, our general partner is entitled to an administrative fee in an amount equal to 0.45% per annum of the principal amount of the revenue bonds, other tax-exempt investments and taxable mortgage loans held by the Partnership.  Ten of the tax-exempt mortgage revenue bonds held by the Partnership provide for the payment of this administrative fee to the general partner by the owner of the financed property.  When the administrative fee is payable by a property owner, it is subordinated to the payment of all base interest to the Partnership on the tax-exempt mortgage revenue bond on that property.  Our Agreement of Limited Partnership provides that the administrative fee will be paid directly by the Partnership with respect to any investments for which the administrative fee is not payable by the property owner or a third party.  In addition, our Agreement of Limited Partnership provides that the Partnership will pay the administrative fee to the general partner with respect to any foreclosed mortgage bonds.

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

Properties Management is an affiliate of Burlington that is engaged in the management of apartment complexes.  Properties Management currently manages the twelve MF Properties and ten of the properties whose tax-exempt mortgage revenue bonds are held by the Partnership and earns a fee paid out of property revenues.  Properties Management may also seek to become the manager of apartment complexes financed by additional mortgage bonds acquired by the Partnership, subject to negotiation with the owners of such properties.  If the Partnership acquires ownership of any property through foreclosure of a revenue bond, Properties Management may provide property management services for such property and, in such case, earn a fee payable out of property revenues.

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

The Partnership currently distributes cash to unitholders at an annual rate of $0.50 per unit. The amount of the cash per unit distributed by the Partnership may increase or decrease at the determination of the General Partner based on its assessment of the amount of cash available to the Partnership for this purpose. During the year ended December 31, 2011, the Partnership generated cash available for distribution of $0.35 per unit. Although the Partnership may supplement its cash available for distribution with unrestricted cash, unless the Partnership is able to increase its cash receipts through completion of its current investment plans, the Partnership may need to reduce the level of cash distributions per unit from the current level. In addition, there is no assurance that the Partnership will be able to maintain its current level of annual cash distributions per unit even if the Partnership completes its current investment plans.

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

The taxable mortgage loans that we make to owners of the apartment properties that secure tax-exempt mortgage revenue bonds held by us are non-recourse obligations of the property owner.  As a result, the sole source of principal and interest payments on these taxable loans is the net cash flow generated by these properties or the net proceeds from the sale of these properties.  The net cash flow from the operation of a property may be affected by many things as discussed above.  In addition, any payment of principal and interest on a taxable loan on a particular property will be subordinate to payment of all principal and interest (including contingent interest) on the tax-exempt mortgage revenue bond secured by the same property.  As a result, there may be a higher risk of default on the taxable loans than on the associated tax-exempt mortgage revenue bonds.  If a property is unable to sustain net cash flow at a level necessary to pay current debt service obligations on the taxable loan on such property, a default may occur.  While these taxable loans are secured by the underlying properties, in general, the Partnership does not expect to pursue foreclosure or other remedies against a property upon default of a taxable mortgage loan if the property is not in default on the tax-exempt mortgage revenue bonds financing the property.

There are risks associated with our strategy of acquiring ownership interests in MF Properties in anticipation of future tax-exempt bond financings of these projects.

To facilitate our investment strategy of acquiring additional tax-exempt mortgage bonds secured by multifamily apartment properties, we may acquire ownership positions in MF Properties.We expect to ultimately sell these MF Properties to unaffiliated parties often as part of a syndication of LIHTCs after the expiration of the compliance period relating to existing LIHTCs issued with respect to the MF Properties.  Our plan is to provide tax-exempt mortgage financing to the new property owners at the time of a syndication of new LIHTCs in connection with a rehabilitation of these MF Properties.  The market for LIHTC syndications may be negatively affected from time to time by economic and market conditions.  For this and other reasons, there is no assurance that the Partnership will be able to sell its interests in the MF Properties after the applicable LIHTC compliance period.  In addition, the value of the Partnership's interest in MF Properties will be affected by the economic performance of the MF Properties and other factors generally affecting the value of residential rental properties.  As a result, there is no assurance the Partnership will not incur a loss upon the sale of its interest in an MF Property.  In addition, there is no assurance that we will be able to acquire tax-exempt mortgage revenue bonds on the MF Properties even if we are able to sell our interests in the MF Properties.  During the time the Partnership owns an interest in an MF Property, any net income it receives from these MF Properties will not be exempt from federal or state income taxation.

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

We have financed the acquisition of some of our assets using variable-rate debt financing.  The interest that we pay on these financings fluctuates with a specific interest rate indices.  All of our tax-exempt mortgage revenue bonds bear interest at fixed rates and, notwithstanding the contingent interest feature on some of these bonds, the amount of interest we earn on these bonds will not increase with a general rise in interest rates.  Accordingly, an increase in our interest expense due to an increase in the applicable interest rate index used for our variable rate debt financing will reduce the amount of cash we have available for distribution to unitholders and may affect the market value of our units. The use of derivatives is designed to mitigate some but not all of the exposure to the negative impact of a higher cost of borrowing.

An increase in interest rates could also decrease the value of our tax-exempt mortgage revenue bonds.    A decrease in the value of our tax-exempt mortgage revenue bonds could also decrease the amount we could realize on the sale of our investments and would thereby decrease the amount of funds available for distribution to our unitholders.During periods of low prevailing interest rates, the interest rates we earn on new tax-exempt mortgage revenue bonds that we acquire may be lower than the interest rates on our existing portfolio of tax-exempt mortgage revenue bonds.

To the extent we finance the acquisition of additional tax-exempt mortgage revenue bonds through the issuance of additional units or from the proceeds from the sale of existing tax-exempt mortgage revenue bonds and we earn a lower interest rate on these additional bonds, the amount of cash available for distribution on a per unit basis may be reduced.

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

There are risks associated with debt financing programs that involve securitization of our tax-exempt mortgage revenue bonds.

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

Economic conditions in international and domestic credit markets have been, and remain, challenging.  Significantly tighter credit conditions and slower economic growth were experienced in 2011 and continued concerns about the systemic impact of high unemployment, restricted availability of credit, declining residential and commercial real estate markets, volatile energy prices, and overall business and consumer confidence have contributed to the economic downturn and it is unclear when and how quickly conditions and markets will improve.  As a result of these economic conditions, the cost and availability of credit has been, and may continue to be, adversely affected in all markets in which we operate.  Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease, to provide funding to borrowers.  As a result, our access to debt and equity financing may be adversely affected.  If these market and economic conditions continue, they may limit our ability to replace or renew maturing debt financing on a timely basis and may impair our access to capital markets to meet our liquidity and growth requirements which may have an adverse effect on our financial condition and results of operations.

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

Five of the multifamily housing properties financed by tax-exempt mortgage revenue bonds held by the Partnership are located in areas that are prone to damage from hurricanes and other major storms.  The current insurable value of these five properties is approximately $78.3 million.  Due to the significant losses incurred by insurance companies in recent years due to damages from hurricanes, many property and casualty insurers now require property owners to assume the risk of first loss on a larger percentage of their property's value.  In general, the current insurance policies on the five properties financed by the Partnership that are located in areas rated for hurricane and storm exposure carry a 5% deductible on the insurable value of the properties.  As a result, if any of these properties were damaged in a hurricane or other major storm, the amount of uninsured losses could be significant and the property owner may not have the resources to fully rebuild the property and this could result in a default on the tax-exempt mortgage revenue bonds secured by the property.  In addition, the damages to a property may result in all or a portion of the rental units not being rentable for a period of time.  Unless a property owner carries rental interruption insurance, this loss of rental income would reduce the cash flow available to pay base or contingent interest on the Partnership's tax-exempt mortgage revenue bonds collateralized by these properties.

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

We may acquire ownership of apartment complexes financed by tax-exempt mortgage revenue bonds held by us in the event of a default on such bonds.  We may also acquire indirect ownership of MF Properties on a temporary basis in order to facilitate the eventual acquisition by us of tax-exempt mortgage revenue bonds on these apartment properties.  In either case, during the time we own an apartment complex, we will generate taxable income or losses from the operations of such property rather than tax exempt interest.  In addition, we will be subject to all of the risks normally associated with the operation of commercial real estate including declines in property value, occupancy and rental rates and increases in operating expenses.  We may also be subject to government regulations, natural disasters and environmental issues, any of which could have an adverse effect on the Partnership's financial results and ability to make distributions to unitholders.

There are a number of risks related to the construction of multifamily apartment properties that may affect the tax-exempt mortgage revenue bonds issued to finance these properties.

We may invest in tax-exempt mortgage revenue bonds secured by multifamily housing properties which are still under construction.  Construction of such properties generally takes approximately twelve to eighteen months.  The principal risk associated with construction lending is that construction of the property will be substantially delayed or never completed.  This may occur for a number of reasons including (i) insufficient financing to complete the project due to underestimated construction costs or cost overruns; (ii) failure of contractors or subcontractors to perform under their agreements; (iii) inability to obtain governmental approvals; (iv) labor disputes; and (v) adverse weather and other unpredictable contingencies beyond the control of the developer.  While we may be able to protect ourselves from some of these risks by obtaining construction completion guarantees from developers, agreements of construction lenders to purchase our bonds if construction is not completed on time, and/or payment and performance bonds from contractors, we may not be able to do so in all cases or such guarantees or bonds may not fully protect us in the event a property is not completed.  In other cases, we may decide to forego certain types of available security if we determine that the security is not necessary or is too expensive to obtain in relation to the risks covered.  If a property is not completed, or costs more to complete than anticipated, it may cause us to receive less than the full amount of interest owed to us on the tax-exempt bond financing such property or otherwise result in a default under the mortgage loan that secures our tax-exempt mortgage revenue bond on the property.  In such case, we may be forced to foreclose on the incomplete property and sell it in order to recover the principal and accrued interest on our tax-exempt mortgage revenue bond and we may suffer a loss of capital as a result.  Alternatively, we may decide to finance the remaining construction of the property, in which event we will need to invest additional funds into the property, either as equity or as a taxable loan.  Any return on this additional investment would not be tax-exempt.  Also, if we foreclose on a property, we will no longer receive tax-exempt interest on the bond issued to finance the property.  The overall return to the Partnership from its investment in such property is likely to be less than if the construction had been completed on time or within budget.

There are a number of risks related to the lease-up of newly constructed or renovated properties that may affect the tax-exempt mortgage revenue bonds issued to finance these properties.

We may acquire tax-exempt mortgage revenue bonds issued to finance properties in various stages of construction or renovation.  As construction or renovation is completed, these properties will move into the lease-up phase.  The lease-up of these properties may not be completed on schedule or at anticipated rent levels, resulting in a greater risk that these investments may go into default than investments secured by mortgages on properties that are stabilized or fully leased-up.  The underlying property may not achieve expected occupancy or debt service coverage levels.  While we may require property developers to provide us with a guarantee covering operating deficits of the property during the lease-up phase, we may not be able to do so in all cases or such guarantees may not fully protect us in the event a property is not leased up to an adequate level of economic occupancy as anticipated.

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

Each of the executive officers of Burlington and four of the managers of Burlington hold equity positions in Burlington.  A subsidiary of Burlington acts as the General Partner and manages our investments and performs administrative services for us and earns certain fees that are either paid by the properties financed by our tax-exempt mortgage revenue bonds or by us.  Another subsidiary of Burlington provides on-site management for many of the multifamily apartment properties that underlie our tax-exempt mortgage revenue bonds and each of our MF Properties and earns fees from the property owners based on the gross revenues of these properties.  The owners of the limited-purpose corporations which own four of the apartment properties financed with tax-exempt mortgage revenue bonds and taxable loans held by the Partnership are employees of Burlington who are not involved in the operation or management of the Partnership and who are not executive officers or managers of Burlington.  Because of these relationships, our agreements with Burlington and its subsidiaries are related-party transactions.  By their nature, related-party transactions may not be considered to have been negotiated at arm's length.  These relationships may also cause a conflict of interest in other situations where we are negotiating with Burlington.

Unitholders may incur tax liability if any of the interest on our tax-exempt mortgage revenue bonds is determined to be taxable.

Certain of our tax-exempt mortgage revenue bonds bear interest at rates which include contingent interest.  Payment of the contingent interest depends on the amount of net cash flow generated by, and net proceeds realized from a sale of, the property securing the bond.  Due to this contingent interest feature, an issue may arise as to whether the relationship between the property owner and us is that of debtor and creditor or whether we are engaged in a partnership or joint venture with the property owner.  If the IRS were to determine that tax-exempt mortgage revenue bonds represented an equity investment in the underlying property, the interest paid to us could be viewed as a taxable return on such investment and would not qualify as tax-exempt interest for federal income tax purposes.  We have obtained legal opinions to the effect that the base interest paid on our tax-exempt mortgage revenue bonds is excludable from gross income for federal income tax purposes provided the interest is not paid to a “substantial user” or “related person” as defined in the Internal Revenue Code.  However, these legal opinions are not binding on the IRS or the courts, and no assurances can be given that the conclusions reached will not be contested by the IRS or, if contested, will be sustained by a court.  In addition, the tax-exempt status of the interest paid on our tax-exempt mortgage revenue bonds is subject to compliance by the underlying properties, and the owners thereof, with the bond documents and covenants required by the bond-issuing authority and the Internal Revenue Code.  Among these requirements are tenant income restrictions, regulatory agreement compliance, reporting requirements, use of proceeds restrictions and compliance with rules pertaining to interest arbitrage.  Each issuer of the revenue bonds, as well as each of the underlying property owners/borrowers, has agreed to comply with procedures and guidelines designed to ensure satisfaction with the continuing requirements of the Internal Revenue Code.  Failure to comply with these continuing requirements of the Internal Revenue Code may cause the interest on our bonds to be includable in gross income for federal income tax purposes retroactively to the date of issuance, regardless of when such noncompliance occurs.  In addition, we have, and may in the future, obtain debt financing through bond securitization programs in which we place tax-exempt mortgage revenue bonds into trusts and are entitled to a share of the tax-exempt interest received by the trust on these bonds after the payment of interests on senior securities issued by the trust, it is possible that the characterization of our residual interest in such a securitization trust could be challenged and the income that we receive through these instruments could be treated as ordinary taxable income includable in our gross income for federal tax purposes.

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

As a result of the guidance on consolidations, the Company is required to consolidate certain of the multifamily residential properties securing its bonds because the owners of those properties are treated as Consolidated VIEs for which the Company is the primary beneficiary. As of December 31, 2011, the Company consolidated three multifamily housing properties owned by VIEs located in Florida and South Carolina.  The Partnership does not hold title to the properties owned by the VIEs.

In addition to the properties owned by Consolidated VIEs, the Company reports the financial results of the MF Properties on a consolidated basis due to the limited partnership interests held by its subsidiary in the partnerships that own the MF Properties.  The Company consolidated twelve MF Properties located in Nebraska, Kentucky, Indiana, Virginia, Georgia, and North Carolina, Texas, and Ohio as of December 31, 2011. Three of these properties ("Ohio Properties") are subject to a sales agreement that does not meet the criteria for derecognition and full accrual accounting treatment under the guidance for real estate sales. As a result, the Company continues to consolidate these Ohio Properties as if they were owned (see Note 3 to the consolidated financial statements).

The following table sets forth certain information for each of the consolidated properties as of December 31, 2011:

Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2011
Bent Tree Apartments	Columbia, SC	232	$986,000	$11,758,519	$12,744,519
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,615,014	9,465,414
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	11,251,304	12,648,104
					$34,858,037
Less accumulated depreciation (depreciation expense of approximately $1.7 million in 2011)					(12,332,334)
					$22,525,703

MF Properties
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2011
Arboretum	Omaha, NE	145	$1,720,740	$18,730,388	$20,451,128
Eagle Ridge	Erlanger, KY	64	290,763	2,485,433	2,776,196
Eagle Village	Evansville, IN	511	564,726	12,230,322	12,795,048
Meadowview	Highland Heights, KY	118	688,539	5,082,090	5,770,629
Churchland	Chesapeake, VA	124	1,171,146	6,389,200	7,560,346
Glynn Place	Brunswick, GA	128	743,996	4,677,793	5,421,789
Greens of Pine Glen	Durham, NC	168	1,744,761	5,256,692	7,001,453
Residences of DeCordova	Granbury, TX	76	679,495	4,960,461	5,639,956
Residences of Weatherford	Weatherford, TX	76	533,000	5,105,278	5,638,278
					73,054,823
Less accumulated depreciation (depreciation expense of approximately $2.3 million in 2011)					(5,549,597)
Balance at December 31, 2011					$67,505,226
MF Properties Subject to Sales Agreement
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2011
Crescent Village	Cincinnati, OH	90	$353,117	$6,238,827	$6,591,944
Willow Bend	Hilliard, OH	92	580,130	5,008,793	5,588,923
Postwoods	Reynoldsburg, OH	180	1,148,504	10,401,752	11,550,256
					23,731,123
Less accumulated depreciation (depreciation expense of approximately $829,000 in 2011)					(2,958,263)
Balance at December 31, 2011					20,772,860
Total Net Real Estate Assets at December 31, 2011					$110,803,789

Item 3.  Legal Proceedings.

There are no pending legal proceedings to which the Partnership is a party or to which any of the properties collateralizing the Partnership's tax-exempt mortgage revenue bonds are subject.

Item 4.    Mine Safety Disclosures

None

PART II

Item 5. Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

(a)Market Information. BUCs represent assignments by the sole limited partner of its rights and obligations as a limited partner. The rights and obligations of unitholders are set forth in the Partnership's Agreement of Limited Partnership. BUCs of the Partnership trade on the NASDAQ Global Market under the trading symbol "ATAX". The following table sets forth the high and low sale prices for the BUCs for each quarterly period from January 1, 2010 through December 31, 2011.

2011	High	Low
1st Quarter	$5.90	$5.22
2nd Quarter	$5.83	$5.15
3rd Quarter	$5.70	$5.08
4th Quarter	$5.35	$4.80

2010	High	Low
1st Quarter	$6.16	$5.50
2nd Quarter	$6.61	$5.15
3rd Quarter	$5.68	$5.22
4th Quarter	$5.53	$5.18

(b) Unitholders. The approximate number of unitholders on December 31, 2011 was 7,500.

(c) Distributions. Distributions to unitholders were made on a quarterly basis during 2011, 2010, and 2009. Total distributions for the years ended December 31, 2011, 2010, and 2009 were approximately $15,061,000, $13,574,000, and $10,864,000, respectively.

(d)The distributions paid or accrued per BUC during the fiscal years ended December 31, 2011, 2010, and 2009 were as follows:

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Cash Distributions	$0.5000	$0.5000	$0.5100
Special Distribution	$—	$—	$0.0350

See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” for information regarding the sources of funds that will be used for cash distributions and for a discussion of factors which may adversely affect the Partnership's ability to make cash distributions at the same levels in 2011 and thereafter.

(e)Sales of Unregistered Securities. None

(f)Issuer Purchases of Equity Securities. None

Item 6.  Selected Financial Data.

Set forth below is selected financial data for the Company as of and for the years ended December 31, 2007 through 2011. The information should be read in conjunction with the Company's consolidated financial statements and notes thereto filed in response to Item 8 of this report.  Please refer to the discussions in Item 1 and Item 7 regarding the implementation of guidance on consolidations and it's effects on the presentation of financial data in this report on Form10-K:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007

Property revenue	$16,884,704	$14,692,537	$15,667,053	$13,773,801	$11,208,209
Real estate operating expenses	(9,859,424)	(10,016,742)	(10,127,657)	(8,872,219)	(7,299,257)
Depreciation and amortization expense	(5,691,639)	(5,062,817)	(6,067,330)	(4,987,417)	(3,611,249)
Mortgage revenue bond investment income	9,497,281	6,881,314	4,253,164	4,230,205	3,227,254
Other interest income	485,679	455,622	106,082	150,786	751,797
Other income	739,585	—	—	—	—
Gain on early extinguishment of debt	—	435,395	—	—	—
Gain on sale of assets held for sale	—	—	862,865	—	—
Loss on sale of security	—	—	—	(68,218)	—
Provision for loan loss	(4,242,571)	(562,385)	(1,401,731)	—	—
Provision for loss on receivables	(952,700)	—	—	—	—
Asset impairment charge - Weatherford	—	(2,528,852)	—	—	—
Interest expense	(5,769,108)	(2,514,479)	(4,202,126)	(4,106,072)	(2,595,616)
General and administrative expenses	(2,764,970)	(2,383,784)	(1,997,661)	(1,808,459)	(1,577,551)
(Loss) income from continuing operations	(1,673,163)	(604,191)	(2,907,341)	(1,687,593)	103,587
Income from discontinued operations, (including gain on sale of $26,514,809 in 2009)	—	—	26,734,754	646,989	824,249
Net (loss) income	(1,673,163)	(604,191)	23,827,413	(1,040,604)	927,836
Less: net income (loss) attributable to noncontrolling interest	570,759	(203,831)	(11,540)	(9,364)	(13,030)
Net (loss) income - America First Tax Exempt Investors, L. P.	(2,243,922)	(400,360)	23,838,953	(1,031,240)	940,866
Less: general partners' interest in net income	152,359	28,532	804,223	64,059	99,451
Unallocated (loss) income related to variable interest entities	(1,289,539)	(2,466,260)	20,495,957	(3,756,894)	(3,452,591)
Unitholders' interest in net (loss) income	$(1,106,742)	$2,037,368	$2,538,773	$2,661,595	$4,294,006
Unitholders' Interest in net income per unit (basic and diluted):
(Loss) income from continuing operations	$(0.04)	$0.07	$0.15	$0.20	$0.34
Income from discontinued operations	$—	$—	$—	$—	$—
Net (loss) income, basic and diluted, per unit	$(0.04)	$0.07	$0.15	$0.20	$0.34
Distributions paid or accrued per BUC	$0.5000	$0.5000	$0.5450	$0.5400	$0.5400
Weighted average number of BUCs outstanding, basic and diluted	$30,122,928	$27,493,449	$16,661,969	$13,512,928	$12,491,490
Investments in tax-exempt mortgage revenue bonds, at estimated fair value	$26,542,565	$27,115,164	$69,399,763	$44,492,526	$66,167,116
Tax-exempt mortgage revenue bonds held in trust, at fair value	$109,152,787	$73,451,479	$—	$—	$—
Real estate assets, net	$110,803,789	$81,282,420	$91,790,893	$80,178,863	$70,246,514
Total assets	$297,976,545	$241,607,249	$190,770,720	$157,863,276	$164,879,008
Total debt-continuing operations	$158,916,883	$106,253,982	$85,480,187	$87,890,367	$72,464,333
Total debt-discontinued operations	$—	$—	$—	$19,583,660	$18,850,667
Cash flows provided (used in) operating activities	$10,229,300	$2,200,893	$(339,354)	$4,445,215	$4,227,023
Cash flows (used in) provided by investing activities	$(31,811,420)	$(48,549,857)	$11,822,244	$(16,598,170)	$(48,007,185)
Cash flows provided by (used in) financing activities	$28,518,485	$42,345,477	$(1,563,495)	$4,692,149	$50,125,180
Cash Available for Distribution ("CAD")(1)	$10,608,768	$9,513,494	$8,708,527	$6,248,920	$6,062,931

(1)  To calculate CAD, amortization expense related to debt financing costs and bond reissuance costs, Tier 2 income due to the general partner (as defined in the Agreement of Limited Partnership), interest rate derivative income or expense (including adjustments to fair value), provision for loan losses, provision for loss on receivables, impairments on assets, deferred gain and related interest, bond discount amortization net of cash received, losses related to consolidated VIEs, and depreciation and amortization expense on MF Property assets are added back to the Company's net income (loss) as computed in accordance with GAAP. The Company uses CAD as a supplemental measurement of its ability to pay distributions.  The Company believes that CAD provides relevant information about its operations and is necessary along with net income (loss) for understanding its operating results.

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

	2011	2010	2009	2008	2007
Net (loss) income - America First Tax Exempt Investors, L.P.	$(2,243,922)	$(400,360)	$23,838,953	$(1,031,240)	$940,866
Net loss (income) related to VIEs and eliminations due to consolidation	1,289,539	2,466,260	(20,495,957)	3,756,894	3,452,591
Net (loss) income before impact of VIE consolidation	(954,383)	2,065,900	3,342,996	2,725,654	4,393,457
Change in fair value of derivatives and interest rate derivative amortization	2,083,521	(571,684)	830,142	721,102	249,026
Depreciation and amortization expense (Partnership only)	3,169,033	2,510,630	3,514,073	2,840,500	1,478,278
Deposit liability gain - Ohio sale agreement	—	1,775,527	—	—	—
Tier 2 Income distributable to the General Partner (1)	(170,410)	(472,246)	(802,909)	(38,336)	(57,830)
Asset impairment charge - Weatherford	—	2,716,330	—	—	—
Provision for loss on receivables	952,700	—	—	—	—
Provision for loan loss	4,242,571	1,147,716	1,696,730
Loss on bond sale	—	—	127,495	—	—
Bond purchase discount accretion (net of cash received)	(100,998)	(403,906)	—	—	—
Ohio deferred interest	1,390,056	745,227	—	—	—
CAD	$10,612,090	$9,513,494	$8,708,527	$6,248,920	$6,062,931
Weighted average number of units outstanding,
basic and diluted	30,122,928	27,493,449	16,661,969	13,512,928	12,491,490
Net (loss) income, basic and diluted, per unit	$(0.04)	$0.07	$0.15	$0.20	$0.34
Total CAD per unit	$0.35	$0.35	$0.52	$0.46	$0.49
Distributions per unit	$0.5000	$0.5000	$0.5450	$0.5400	$0.5400

(1) As described in Note 2 to the consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the unitholders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner. For the year ended 2011, the Tier II Income is approximately $445K recognized on the Briarwood bond retirement and approximately $308K of contingent interest recognized upon the Clarkson bond retirement. For the second quarter of 2010, the deferred gain on the sale of the Ohio Properties generated approximately $1.8 million and contingent interest generated approximately $33K of Tier II income. For 2009, the Tier 2 income distributable to the General Partner was generated by the early redemption of Woodbridge - Bloomington and Woodbridge - Louisville bond investments, the sale of Oak Grove, and from Fairmont Oaks and Lake Forest Apartments. For 2008, Lake Forest generated approximately $45,000, Fairmont Oaks generated approximately $54,000, and Iona Lakes generated approximately $54,000 of Tier 2 income. For 2007, Lake Forest generated approximately $231,000 of Tier 2 income.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

In this Management's Discussion and Analysis, the “Partnership” refers to America First Tax Exempt Investors, L.P. and its Consolidated Subsidiaries which consist of:

•
ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing with Freddie Mac - see Notes 2 and 9 to the consolidated financial statements.

•
Nine multifamily apartments ("MF Properties") owned by various Partnership subsidiaries. Such subsidiaries hold a 99% limited partner interest in five limited partnerships and 100% member positions in four limited liability companies. Three apartment properties which are subject to a sales agreement and are also reported as MF Properties (the “MF Properties”) - see Note 6 to the consolidated financial statements.

The “Company” refers to the consolidated financial statements reported in this Form 10-K which include the assets, liabilities and results of operations of the Partnership, its Consolidated Subsidiaries and three other consolidated entities in which the Partnership does not hold an ownership interest but which own multifamily apartment properties financed with tax-exempt mortgage revenue bonds held by the Partnership and which are treated as variable interest entities ("VIEs") of which the Partnership has been determined to be the primary beneficiary (“Consolidated VIEs”). All significant transactions and accounts between the Partnership and the VIEs have been eliminated in consolidation.

Executive Summary

Tax-exempt Mortgage Revenue Bonds. On December 31, 2011, the Partnership owned 20 federally tax-exempt mortgage revenue bonds with an aggregate outstanding principal amount of $188.6 million.  These bonds were issued by various state and local housing authorities in order to provide construction and/or permanent financing of 20 multifamily residential apartments containing a total of 3,959 rental units located in the states of Florida, Illinois, Iowa, Kansas, Kentucky, Minnesota, Ohio, South Carolina, Tennessee, and Texas. In each case the Partnership owns, either directly or indirectly, 100% of the bonds issued for these properties. Each bond is secured by a first mortgage or deed of trust on the financed apartment property.

Consolidated VIEs. The three Consolidated VIE multifamily apartment properties as of December 31, 2011, contained a total of 650 rental units. The properties underlying the fifteen non-consolidated tax-exempt mortgage bonds contain a total of 2,947 rental units at December 31, 2011. Two bonds secured by the three Ohio Properties containing 362 rental units are subject to a sales agreement (see Note 3 to the consolidated financial statements) and are eliminated in consolidation on the Company's financial statements. As of December 31, 2010, six of the 21 tax-exempt mortgage revenue bonds owned by the Partnership were secured by properties held as VIEs which contained 1,152 rental units. As of December 31, 2010, the properties underlying the 13 non-consolidated tax-exempt mortgage revenue bonds contain a total of 2,144 rental units. Two bonds secured by the three Ohio Properties containing 362 rental units are subject to a sales agreement (see Note 3 to the consolidated financial statements) and are eliminated in consolidation on the Company's financial statements.

MF Properties. To facilitate its investment strategy of acquiring additional tax-exempt mortgage revenue bonds secured by multifamily apartment properties, the Partnership may acquire ownership positions in MF Properties, in order to ultimately restructure the property ownership through a sale of the MF Properties.  The Partnership expects each of these MF Properties to eventually be sold to a not-for-profit entity or in connection with a syndication of Low Income Housing Tax Credits (“LIHTCs”) under Section 42 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).  The Partnership expects to acquire tax-exempt mortgage revenue bonds issued to provide debt financing for these properties at the time the property ownership is restructured. The Partnership expects to provide the tax-exempt mortgage revenue bonds to the new property owners as part of the restructuring.

As of December 31, 2011, the Partnership’s wholly-owned subsidiaries held interests in five entities that own MF Properties containing a total of 602 rental units together with the three Ohio Properties containing 362 rental units which are subject to a sales agreement (see Note 2 and Note 6 to the consolidated financial statements).  In addition, the Partnership's subsidiaries own 100% of four MF Properties, Arboretum, DeCordova, Eagle Village and Weatherford. Arboretum, Eagle Village and DeCordova contain a total of 732 rental units and once fully constructed Weatherford will contain 76 rental units. As of December 31, 2010, the Partnership's wholly-owned subsidiaries held limited partnership interests in five entities that own MF Properties containing a total of 602 rental units together with the three Ohio Properties containing 362 rental units which are subject to a sales agreement. The MF Properties' operating goal is similar to that of the properties underlying the Partnership's tax-exempt mortgage revenue bonds.

TOB. In July 2011, the Company closed a $10.0 million financing utilizing a TOB structure with DB. The first TOB was structured as a securitization of the Company's $13.4 million Autumn Pines Apartments tax-exempt mortgage revenue bond. The Company transferred this bond to a custodian and trustee that provide these services on behalf of DB. In December 2011, the Company closed a second TOB financing structure in the amount of $7.8 million with DB. The second TOB was structured as a securitization of the Company's $15.6 million GMF-Warren/Tulane Apartments and GMF-Madison apartments tax-exempt mortgage revenue and taxable mortgage revenue bonds.  The Company transferred these bonds to a custodian and trustee that provide these services on behalf of DB.

As of December 31, 2011 the total cost of borrowing for the TOB facilities of 1.97% and 2.28%, respectively. The Company is accounting for these transactions as secured financing arrangements. For financial reporting purposes, the TOB Financings are presented by the Company as a secured financing.

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
The TEBS Financing essentially provides the Company with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term tax-exempt rates. As of December 31, 2011, the total cost of borrowing was 2.05% for the TEBS facility. As of December 31, 2010, thetotal cost of borrowing was 2.24%.
Economic Conditions. The disruptions in domestic and international financial markets, and the resulting restrictions on the availability of debt financing that had prevailed since 2008 began to subside in 2010 and continued to recover in 2011. While economic trends show signs of a stabilization of the economy and debt availability has increased, overall availability remains limited and the cost of credit may continue to be adversely impacted. These conditions, in our view, will continue to create potential investment opportunities for the Partnership.  Many participants in the multifamily housing debt sector either reduced their participation in the market or were forced to liquidate some or all of their existing portfolio investments in order to meet their liquidity needs.  We believe this continues to create opportunities to acquire existing tax-exempt bonds from distressed holders at attractive yields.  The Partnership continues to evaluate potential investments in bonds which are available on the secondary market.  We believe many of these bonds will meet our investment criteria and that we have a unique ability to analyze and close on these opportunities while maintaining our ability and willingness to also participate in primary market transactions.

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

On the other hand, continued economic weakness in some markets may limit our ability to access additional debt financing that the Partnership uses to partially finance its investment portfolio or otherwise meet its liquidity requirements.  In addition, the economic conditions including a slow job growth and low home mortgage interest rates have had a negative effect on some of the apartment properties which collateralize our tax-exempt bond investments and our MF Properties in the form of lower occupancy.While some properties have been negatively effected, overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents and non-revenue units such as model units and employee units) of the apartment properties that the Partnership has financed with tax-exempt mortgage revenue bonds was approximately at 85% during 2011 as compared to 81% during 2010.  Overall economic occupancy of the MF Properties has increased to approximately 83% during 2011 from 80% during 2010.  Based on the growth statistics in the market, we expect to see continued improvement in property operations and profitability. We expect that property operations will improve in 2012 and 2013 and that rental rate and occupancy trends will be continue to be positive.

Discussion of the Apartment Properties securing the Partnership Bond Holdings and MF Properties as of December 31, 2011

The following discussion describes the operations and financial results of the individual apartment properties financed by the tax-exempt mortgage revenue bonds held by the Partnership and the MF Properties in which it holds an ownership.  The discussion also outlines the bond holdings of the Partnership, discusses the significant terms of the bonds and identifies those ownership entities which are Consolidated VIEs of the Company.

			Number	Percentage of Occupied		Economic Occupancy (1) for
		Number	of Units	Units as of December 31,		the period ended December 31,
Property Name	Location	of Units	Occupied	2011	2010	2011	2010

Non-Consolidated Properties
Ashley Square Apartments	Des Moines, IA	144	140	97%	97%	96%	89%
Autumn Pines	Humble, TX	250	231	92%	94%	92%	90%
Bella Vista Apartments	Gainesville, TX	144	138	96%	90%	90%	87%
Bridle Ridge Apartments	Greer, SC	152	142	93%	89%	88%	80%
Brookstone Apartments	Waukegan, IL	168	159	95%	95%	91%	96%
Cross Creek Apartments	Beaufort, SC	144	123	85%	92%	83%	81%
GMF-Madison Tower Apartments (3)	Memphis, TN	147	139	95%	n/a	94%	n/a
GMF-Warren/Tulane Apartments (3)	Memphis, TN	448	422	94%	n/a	94%	n/a
Iona Lakes Apartments	Ft. Myers, FL	350	307	88%	89%	69%	66%
Runnymede Apartments	Austin, TX	252	236	94%	87%	88%	93%
South Park Ranch Apartments	Austin, TX	192	188	98%	94%	93%	89%
Villages at Lost Creek	San Antonio, TX	261	253	97%	95%	87%	82%
Woodland Park (4)	Topeka, KS	236	215	91%	81%	85%	57%
Woodlynn Village	Maplewood, MN	59	59	100%	98%	97%	96%
		2,947	2,752	93%	92%	86%	84%

Consolidated VIEs
Bent Tree Apartments	Columbia, SC	232	216	93%	91%	79%	81%
Fairmont Oaks Apartments	Gainesville, FL	178	158	89%	84%	78%	77%
Lake Forest Apartments	Daytona Beach, FL	240	210	88%	93%	78%	77%
		650	584	90%	89%	78%	78%

MF Properties
Arboretum (3)	Omaha, NE	145	116	80%	n/a	72%	n/a
Churchland	Chesapeake, VA	124	122	98%	96%	94%	91%
Crescent Village	Cincinnati, OH	90	86	96%	82%	82%	80%
Eagle Ridge	Erlanger, KY	64	58	91%	80%	83%	84%
Eagle Village (3)	Evansville, IN	511	359	70%	n/a	n/a	n/a
Glynn Place	Brunswick, GA	128	93	73%	83%	68%	69%
Greens of Pine Glen	Durham, NC	168	156	93%	91%	88%	84%
Meadowview	Highland Heights, KY	118	112	95%	95%	90%	86%
Postwoods	Reynoldsburg, OH	180	174	97%	88%	91%	84%
Residences at DeCordova (4)	Granbury, TX	76	72	95%	86%	86%	56%
Residences at Weatherford (2)	Weatherford, TX	76	n/a	n/a	n/a	n/a	n/a
Willow Bend	Columbus (Hilliard), OH	92	82	89%	89%	83%	86%
		1,772	1,430	89%	88%	83%	80%

(1) Economic occupancy is presented for the twelve months ended December 31, 2011 and 2010, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented, therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.
(2)This property is still under construction as of December 31, 2011, and therefore has no occupancy data.
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

Ashley Square - Ashley Square Apartments is located in Des Moines, Iowa and contains 144 units.  The tax-exempt mortgage revenue bond owned by the Partnership is a traditional “80/20” bond issued prior to the Tax Reform Act of 1986.  This bond requires that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size.  The bond has an outstanding principal amount of $5.3 million and has a base interest rate of 6.25% per annum.  The bond also provides for contingent interest payable from excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bond accrues contingent interest at a rate of 3.0% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the property has not paid any contingent interest and the Partnership has not recognized any contingent interest income related to this bond. Ashley Square's operations resulted in net operating income of $663,000 and $430,000 before payment of bond debt service on net revenue of approximately $1.38 million and $1.21 million in 2011 and 2010, respectively.  The improvement in net operating income from 2010 is primarily the result of an increase in economic occupancy. The property is current on the payment of principal and base interest on the Partnership's bond as of December 31, 2011.

Autumn Pines - Autumn Pines is located in Humble, Texas and contains 250 units. The tax-exempt mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs.  The bond has an outstanding principal amount of $13.3 million and has a base interest rate of 5.8% per annum.  The bond does not provide for contingent interest. The bond was purchased in November 2010 for approximately $12.3 million providing an approximate effective yield to maturity of 7.0%. Autumn Pines' operations resulted in net operating income of $1.2 million and $1.1 million before payment of bond debt service on net revenue of approximately $2.38 million and $2.32 millionin 2011 and 2010, respectively. The improvement in net operating income from 2010 is primarily the result of an increase in economic occupancy. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2011.

Bella Vista - Bella Vista Apartments is located in Gainesville, Texas and contains 144 units.  The tax-exempt mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs.   The bond has an outstanding principal amount of $6.7 million and has a base interest rate of 6.15% per annum.  The bond does not provide for contingent interest.  Bella Vista's operations resulted in net operating income of $583,000 and $521,000 before payment of debt service on net revenue of approximately $1.12 million and $1.06 million in 2011 and 2010, respectively. The increase in net operating income is due to an increase in economic occupancy. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2011.

Bridle Ridge - Bridle Ridge Apartments is located in Greer, South Carolina and contains 152 units.  The tax-exempt mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs.  The bond has an outstanding principal amount of $7.8 million and a base interest rate of 6.0% per annum.  The bond does not provide for contingent interest. Bridle Ridge's operations resulted in net operating income of approximately $702,000 and $560,000 before payment of bond debt service on net revenue of approximately $1.06 million and $972,000 in 2011 and 2010, respectively. The increase in net operating income is due to an increase in economic occupancy. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2011.

Brookstone - Brookstone Apartments is located in Waukegan, Illinois and contains 168 units.  The tax-exempt mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs.  The bond has an outstanding principal amount of $9.5 million and a base interest rate of 5.45% per annum.  The bond does not provide for contingent interest. These bonds were purchased in October 2009 for approximately $7.3 million providing an approximate yield to maturity of 7.5%. Brookstone's operations resulted in net operating income of $905,000 and $888,000 before payment of bond debt service on net revenue of approximately $1.33 million and $1.30 million in 2011 and 2010, respectively. The increase in net operating income is due to a decrease in utilities and advertising expenses. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2011.

Cross Creek - Cross Creek Apartments is located in Beaufort, South Carolina and contains 144 units.  The tax-exempt mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs. The bond has an outstanding principal amount of $8.6 million and has a base interest rate of 6.15% per annum. The bond does not provide for contingent interest. These bonds were purchased in April 2009 for approximately $5.9 million providing an approximate yield to maturity of 7.4%. Cross Creek's operations resulted in net operating income of $ 411,000 and $375,000 before payment of bond debt service on net revenue of approximately $1.17 million and $1.13 million in 2011 and 2010, respectively.  This increase in net operating income is due to a slight increase in economic occupancy. The property is current on the payment of principal and base interest on the Partnership's bond as of December 31, 2011.

GMF-Madison Tower - Madison Tower Apartments is located in Memphis, Tennessee and contains 147 units. The tax-exempt mortgage revenue bond owned by the Partnership was issued by the 501(c)3 not-for-profit owner of Madison Towers. The bond has an outstanding principal amount of $3.8 million and has a base interest rate of 6.75% per annum. The bond does not provide for contingent interest. The bond was purchased at par in June 2011. Madison Tower's operations resulted in net operating income of $263,000 before payment of bond debt service on net revenue of approximately $511,000 in 2011. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2011.

GMF-Warren/Tulane - Warren/Tulane Apartments is located in Memphis, Tennessee and contains 448 units. The tax-exempt mortgage revenue bond owned by the Partnership was issued by the 501(c)3 not-for-profit owner of Warren/Tulane. The bond has an outstanding principal amount of $11.8 million and has a base interest rate of 6.75% per annum. The bond does not provide for contingent interest. The bond was purchased at par in June 2011. Warren/Tulane's operations resulted in net operating income of $818,000 before payment of bond debt service on net revenue of approximately $1.72 million in 2011. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2011.

Iona Lakes - Iona Lakes Apartments is located in Fort Myers, Florida and contains 350 units.  The tax-exempt mortgage revenue bond owned by the Partnership is a traditional “80/20” bond issued prior to the Tax Reform Act of 1986.  The bond has an outstanding principal amount of $15.7 million and has a base interest rate of 6.9% per annum.  The bond also provides for contingent interest payable from excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bond accrues contingent interest at a rate of 2.6% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the Partnership has realized $8,000 contingent interest income related to this bond.  Iona Lake's operations resulted in net operating income of $1.08 million and $931,000 before payment of bond debt service on net revenue of approximately $2.67 million and $2.51 million in 2011 and 2010, respectively.  The increase in net operating income was a result of an increase in economic occupancy as well as decreased real estate taxes. The property is current on the payment of principal and base interest on the Partnership's bond as of December 31, 2011.

Runnymede Apartments - Runnymede Apartments is located in Austin, Texas and contains 252 units. The tax-exempt mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs.  The bond has an outstanding principal amount of $10.7 million and has a base interest rate of 6.00%.  The bond does not provide for contingent interest. Runnymede's operations resulted in net operating income of $995,000 and $930,000 before payment of bond debt service on net revenue of approximately $2.07 million and $2.05 million in 2011 and 2010 respectively.  The increase in net operating income is due to an increase in other revenue along with a decrease in repair and maintenance expenses.  The property is current on principal and interest payments on the Partnership's bond as of December 31, 2011.

South Park Ranch Apartments - South Park Ranch Apartments is located in Austin, Texas and contains 192 units.  The tax-exempt mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs.  The bond has an outstanding principal amount of $14.0 million and has a base interest rate of 6.13% per annum.  The bond does not provide for contingent interest. These bonds were purchased in August 2009 for approximately $11.9 million providing an approximate yield to maturity of 6.8%. South Park's operations resulted in net operating income of $1.2 million and $1.1 million before payment of bond debt service on net revenue of approximately $1.86 million and $1.79 million in 2011 and 2010, respectively.  The increase in net operating income is due to an increase in economic occupancy. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2011.

Villages at Lost Creek - Villages at Lost Creek is located in San Antonio, Texas and contains 261 units. The tax-exempt mortgage revenue bond owned by the Partnership is a private activity housing bond. The bond has an outstanding principal amount of $18.5 million and has a base interest rate of 6.25% per annum.  The bond does not provide for contingent interest. These bonds were purchased in May 2010 for approximately $15.9 million providing an approximate yield to maturity of 7.6%. Lost Creek's operations resulted in net operating income of approximately $1.54 million and $1.47 million before payment of bond debt service on net revenue of approximately $2.42 million and $2.32 million in 2011 and 2010, respectively. There was a slight increase in economic occupancy year over year. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2011.

Woodland Park - Woodland Park is located in Topeka, Kansas and contains 236 units. The tax-exempt mortgage revenue bonds owned by the Partnership are private activity housing bonds. The bonds were issued in a Series A and B. The Series A bond has an outstanding principal amount of $15.0 million and a base interest rate of 6.0% per annum.  The Series B bond has an outstanding principal amount of $0.7 million and a base interest rate of 8.0% per annum.  The bonds do not provide for contingent interest. In May 2010, there were insufficient funds available to the property to meet debt service requirements and the property owner did not provide additional capital to fund the shortfall. As a result, a payment default on the bonds has occurred. In order to protect its investment, the Partnership issued a formal notice of default through the bond trustee and started the foreclosure process. The foreclosure process has been extended and the Partnership cannot estimate when it will be completed. The Partnership continues to enforce its rights as the first lien position. The Partnership believes it will be successful in removing and replacing the general and limited partners of the property owner through foreclosure. This action would allow a new property owner to re-syndicate the LIHTCs associated with this property. If these LIHTCs can be successfully re-syndicated, it will provide additional capital to the project which can be used to support debt service payments on the tax-exempt mortgage revenue bonds until property operations improve to the point that sufficient cash is generated to pay any past due amounts on the bonds as well as ongoing debt service. If the re-syndication of LIHTCs is not successful, the Partnership may pursue other options including making additional taxable loans to the property or completing the foreclosure process and taking direct ownership of the property. As of December 31, 2010, the property had 190 units leased out of total available units of 236, or 81% physical occupancy. As of December 31, 2011 the occupancy had increased to 215 units leased out of a total available units of 236, or 91% physical occupancy. Woodlands operations resulted in net operating income of $754,000 and $70,000 before payment of bond debt service on revenue of $1.55 million and $1.08 million in 2011 and 2010, respectively. The increase in operating income is due to a decrease in utilities and administrative expenses, along with an increase in revenue due to the increase in occupancy. The Partnership has completed an impairment evaluation of the Woodland Park bond and concluded that no other-than-temporary impairment existed at December 31, 2011 and 2010 (see Note 2 for discussion of our impairment testing method).  However, the evaluation identified that the interest receivable on the Woodland Park bond was impaired and an approximate $953,000 provision for loss on interest receivables was recorded in 2011. There was no provisions for loss on interest receivable recorded at December 31, 2010. The Partnership will record an allowance and bad debt expense against the bond interest receivable accrued in the future.

Woodlynn Village - Woodlynn Village is located in Maplewood, Minnesota and contains 59 units.  The tax-exempt mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs.  The bond has an outstanding principal amount of $4.5 million and has a base interest rate of 6.0% per annum.  The bond does not provide for contingent interest. Woodlynn Village's operations resulted in net operating income of $402,000 and $382,000 before payment of bond debt service on net revenue of approximately $599,000 and $590,000 in 2011 and 2010 respectively.  The increase in 2011 as compared to 2010 is due primarily to a decrease in salaries expense. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2011.

Consolidated VIEs - Continuing Operations

The owners of the following properties have been determined to meet the definition of a VIE and the Partnership has been determined to be the Primary Beneficiary. As a result, the Company reports the assets, liabilities and results of operations of these properties on a consolidated basis.

Bent Tree - Bent Tree Apartments is located in Columbia, South Carolina and contains 232 units.  The tax-exempt mortgage revenue bond owned by the Partnership is a traditional “80/20” bond issued prior to the Tax Reform Act of 1986.  The bond has an outstanding principal amount of $7.7 million and has a base interest rate of 6.25% per annum.  The bond also provides for contingent interest payable from excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bond accrues contingent interest at a rate of 1.9% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the property has not paid any contingent interest and the Partnership has not recognized any contingent interest income related to this bond. Bent Tree's operations resulted in net operating income of $526,000 and $557,000 before payment of bond debt service on net revenue of approximately $1.51 million and $1.54 million in 2011 and 2010, respectively.  The decrease in net operating income is due to an increase in utilities expenses along with a decrease in economic occupancy. The property is current on the payment of principal and base interest on the Partnership's bond as of December 31, 2011.

Fairmont Oaks - Fairmont Oaks Apartments is located in Gainesville, Florida and contains 178 units.  The tax-exempt mortgage revenue bonds owned by the Partnership are traditional “80/20” bonds issued prior to the Tax Reform Act of 1986.  The bond has an outstanding principal amount of $7.5 million and has a base interest rate of 6.3% per annum.  The bond also provides for contingent interest payable from excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bond accrues contingent interest at a rate of 2.2% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the Partnership has realized $57,000 in contingent interest income related to this bond.   Fairmont Oak's operations resulted in net operating income of $647,000 and $630,000 before payment of bond debt service on net revenue of approximately $1.38 million and $1.36 million in 2011 and 2010, respectively.  The increase in net operating income is the result of a decrease in repair and maintenance expenses. The property is current on the payment of principal and base interest on the Partnership's bond as of December 31, 2011.

Lake Forest - Lake Forest Apartments is located in Daytona Beach, Florida and contains 240 units.  The tax-exempt mortgage revenue bonds owned by the Partnership are traditional “80/20” bonds issued prior to the Tax Reform Act of 1986.  The bond has an outstanding principal amount of $9.2 million and has a base interest rate of 6.25% per annum.  The bond also provides for contingent interest payable from excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bond accrues contingent interest at a rate of 1.6% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the Partnership has realized approximately $21,000 of contingent interest income related to this bond.   Lake Forest's operations resulted in net operating income of $753,000 and $676,000 before payment of bond debt service on net revenue of approximately $1.82 million and $1.77 million in 2011 and 2010, respectively.  The increase in net operating income is a result of a decrease in salary expense, real estate taxes and repair and maintenance expenses. The property is current on the payment of principal and base interest on the Partnership's bonds as of December 31, 2011.

In February 2011, the Partnership foreclosed on the bonds secured by DeCordova and Weatherford and one of the Partnership's subsidiaries took 100% ownership interest in these limited liability companies. Both properties were previously reported as Consolidated VIEs and are now are reported as MF Properties (see discussion below).

MF Properties

Nine MF Properties are owned by various Partnership subsidiaries. Such subsidiaries hold a 99% limited partner interest in five limited partnerships and 100% member positions in four limited liability companies. Three apartment properties which are subject to a sales agreement are also reported as MF Properties. The nine properties are encumbered by mortgage loans with an aggregate principal balance of $46.2 million at December 31, 2011. The three MF Properties that are subject to the sales agreement are secured by two tax-exempt mortgage revenue bonds owned by the Company. The Company reports the assets, liabilities and results of operations of these properties on a consolidated basis.

Arboretum - Arboretum is located in Omaha, Nebraska and contains 145 units and was acquired in March 2011 for approximately $20.4 million. This is an independent senior living facility. The Arboretum's operations resulted in recognition by the Company of net operating income of $567,000 on net revenue of approximately $1.83 million in 2011.

Commons at Churchland - Commons at Churchland is located in Chesapeake, Virginia and contains 124 units and was acquired in August 2008. The Commons at Churchland's operations resulted in the recognition by the Company of approximately $588,000 and $571,000 in net operating income on revenue of $1.07 million and $1.02 million during 2011 and 2010 respectively. The increase in net operating income is primarily due to an increase in economic occupancy along with a decrease in repair and maintenance expenses.

Eagle Ridge - Eagle Ridge Townhomes is located in Erlanger, Kentucky and contains 64 units and was acquired in July 2007.  Eagle Ridge's operations resulted in recognition by the Company of net operating income of $216,000 and $190,000 on net revenue of approximately $498,000 and $479,000 in 2011 and 2010, respectively.  The increase in net operating income is the result of an increase in market rents and a decrease in salaries, advertising and utilities expenses.

Eagle Village - Eagle Village Apartments is located in Evansville, Indiana and contains 511 units and was acquired in June 2011 for approximately $12.0 million. This is a student housing facility. Eagle Village's operations resulted in recognition by the Company of net operating income of $284,000 on net revenue of approximately $945,000 in 2011.

Glynn Place - Glynn Place Apartments is located in Brunswick, Georgia and contains 128 units and was acquired in October 2008. Glynn Place Apartment's operations resulted in the recognition by the Company of approximately $267,000 and $288,000 of net operating income on revenue of $742,000 and $753,000 during 2011 and 2010 respectively. The decrease in net operating income is due primarily to an increase in salary and utility expenses.

Greens of Pine Glen - Greens of Pine Glen Apartments is located in Durham, North Carolina and contains 168 units and was acquired in February 2009. The Greens of Pine Glen Apartment's operations resulted in the recognition by the Company of approximately $588,000 and $460,000 of net operating income on revenue of $1.33 million and $1.22 million during 2011 and 2010, respectively. The increase of net operating income is due primarily to an increase in economic occupancy along with a decrease in salaries and utilities expenses.

Meadowview - Meadowview Apartments is located in Highland Heights, Kentucky and contains 118 units and was acquired in July 2007. Meadowview's operations resulted in recognition by the Company of net operating income of $506,000 and $368,000 on net revenue of approximately $967,000 and $864,000 in 2011 and 2010, respectively.  The increase in net operating income is the result of an increase in economic occupancy along with a decrease in salary, advertising and utility expenses.

Residences at DeCordova - This property is a senior (55+) affordable housing project located in Granbury, Texas in the Dallas-Fort Worth area.  The Company acquired ownership of the property through foreclosure in February 2011. At this time, the Partnership is operating the property as a market rate rental property. DeCordova's operations resulted in recognition by the Company of net operating income of $345,000 on net revenue of approximately $607,000 in 2011. In addition, given the projected demand in the local market, an additional 34 units will be constructed adjacent to the first phase with a projected completion date of August 2012.  In February, 2012, the Partnership obtained a $2.0 million construction loan secured by the DeCordova property to be used to expand the DeCordova campus by constructing a new apartment building adjacent to the existing DeCordova property. In July 2011, the Company obtained a $6.5 million construction loan secured by the DeCordova and Weatherford properties. These construction loans are being used to fund the completion of Weatherford and the expansion of DeCordova. The construction loans are with an unrelated third party. There is pre-construction leasing interest for the additional units and we expect rapid stabilization of the additional units.  Upon completion of lease up, the Partnership will consider its options in order to recoup the investment in the overall project.

Residences at Weatherford - Residences at Weatherford are currently under construction and will contain 76 units upon completion. This property is a senior (55+) affordable housing project located in Weatherford, Texas in the Dallas-Fort Worth area. The Company acquired ownership of the property through foreclosure in February 2011. In July 2011, the Company obtained a $6.5 million construction loan secured by the DeCordova and Weatherford properties. This construction loan is being used to fund the completion of Weatherford. The construction loan is with an unrelated third party and this property is expected to be completed in March 2012. The Partnership expects to operate the property as a market rate property and, upon completion of construction and lease stabilization, will evaluate its options in order to recoup its investment.

In June 2010, the Company completed a sales transaction whereby four of the MF Properties, Crescent Village, Post Woods (I and II) and Willow Bend apartments in Ohio (the “Ohio Properties”), were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity. The Company acquired 100% of the $18.3 million tax-exempt mortgage revenue bonds issued by the Ohio Housing Finance Agency as part of a plan of financing for the acquisition and rehabilitation of the Ohio Properties. The tax-exempt mortgage bonds secured by the Ohio Properties were acquired by the Company at par and consisted of two series. The Series A bond has a par value of $14.7 million and bears interest at an annual rate of 7.0%. The Series B bond has a par value of $3.6 million and bears interest at an annual interest rate of 10.0%. Both series of bonds mature in June 2050. The Company had previously acquired a 99% interest in the Ohio Properties as part of its strategy of acquiring existing multifamily apartment properties that it expects will be partially financed with new tax-exempt mortgage bonds at the time the properties become eligible for the issuance of additional LIHTCs. In addition to the new tax-exempt mortgage revenue bonds acquired by the Company, the plan of financing for the acquisition included other subordinated debt issued by the Company. At the time of acquistion, the new owners had not contributed any capital to the transaction and the Company effectively provided 100% of the capital structure to the new owners as part of the sale transaction. Pursuant to accounting guidance for property, plant, and equipment - real estate sales, the sale and restructure does not meet the criteria for derecognition of the properties or full accrual accounting for the gain. The guidance requires sufficient equity at risk as part of a sales transaction to indicate a commitment from the buyer (typically a minimum of 3 to 5% investment by the new owners). Under the sales agreement, the Ohio Properties were sold for a total purchase price of $16.2 million. Cash received by the selling limited partnerships as part of the sale transaction represents a gain on the sale transaction of approximately $1.8 million which has been deferred by the Company.

In October 2011, the three limited partnerships that own the Ohio Properties admitted two entities that are affiliates of Boston Capital (the “BC Partners”) as new limited partners as part of a syndication of LIHTCs on the Ohio Properties. The BC Partners have agreed to contribute approximately $6.7 million to the equity of these limited partnerships, subject to the Ohio Properties meeting certain debt service coverage ratios specified in the applicable limited partnership agreements. As of December 31, 2011, the Ohio Properties had not yet achieved these debt service coverage ratios and the BC Partners had not contributed a sufficient amount of additional capital to these limited partnerships to allow the Company to deconsolidate the Ohio Properties. Accordingly, the Company will continue to report each Ohio Property as an MF Property, and no gain from the 2010 sale of such Ohio Property will be recognized by the Company, until the Ohio Property achieves specified debt service coverage ratios and the BC Partners have contributed their additional capital to the limited partnership owning the Ohio Property. The Company expects that each of the Ohio Properties will achieve the debt service coverage ratios so that the BC Partners will fully fund their capital commitments during 2012. As that occurs, each Ohio Properties will cease to be reported as an MF Property and the Company will recognize the gain for the 2010 sale of the Ohio Property. After that time, the Company will report the tax-exempt mortgage bonds on such Ohio Property as an asset and will report the related interest income on the bond.

In connection with the BC Partners transaction, the Company entered into guarantee agreements with the BC Partners under which the Company has guaranteed certain obligations of the general partner of these limited partnerships, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur. A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehab, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure. Even if a repurchase event should occur, 25% of the BC equity would remain in the Ohio Properties and thus BC, a third party, would have sufficient equity in the Ohio Properties for the Company to recognize the sale discussed above. No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote (see Notes 3 and 15 to the consolidated financial statements).
Crescent Village - Crescent Village Townhomes is located in Cincinnati, Ohio and contains 90 units and was acquired in July 2007.  The consolidation of Crescent Village's operations resulted in recognition by the Company of net operating income of $324,000 and $146,000 on net revenue of approximately $731,000 and $726,000 in 2011 and 2010, respectively.  The increase in net operating income is the result of a decrease in utility, administration and repair and maintenance expenses. Crescent Village also paid a one-time administration fee to AFCA2 in 2010 that was not repeated in 2011.

Post Woods -   Post Woods Townhomes is located in Reynoldsburg, Ohio and contains 180 units and was acquired in July 2007. The consolidation of Post Woods' operations resulted in the recognition by the Company of net operating income of $747,000 and $344,000 on net revenue of approximately $1.49 million and $1.36 million in 2011 and 2010 respectively.  The increase in net operating income is a result of an increase in economic occupancy along with a decrease in property insurance, real estate taxes and repair and maintenance expenses. Post Woods also paid a one-time administration fee to AFCA2 in 2010 that was not repeated in 2011.

Willow Bend - Willow Bend Townhomes is located in Columbus (Hilliard), Ohio and contains 92 units and was acquired in July 2007. The consolidation of Willow Bend's operations resulted in recognition by the Company of net operating income of $351,000 and $157,000 on net revenue of approximately $788,000 and $776,000 in 2011 and 2010, respectively.  The increase in net operating income is the result of a decrease in property insurance , real estate taxes and utility expenses. Willow Bend also paid a one-time administration fee to AFCA2 in 2010 that was not repeated in 2011.

Results of Operations

The Consolidated Company

The tables below compare the results of operations for the Company for 2011, 2010, and 2009:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009

Revenues:
Property revenues	$16,884,704	$14,692,537	$15,667,053
Mortgage revenue bond investment income	9,497,281	6,881,314	4,253,164
Other interest income	485,679	455,622	106,082
Other income	739,585	—	—
Gain on early extinguishment of debt	—	435,395	—
Gain on sale of assets held for sale	—	—	862,865
Total Revenue	27,607,249	22,464,868	20,889,164

Expenses:
Real estate operating (exclusive of items shown below)	9,859,424	10,016,742	10,127,657
Provision for loan loss	4,242,571	562,385	1,401,731
Provision for loss on receivables	952,700	—	—
Asset impairment charge - Weatherford	—	2,528,852	—
Depreciation and amortization	5,691,639	5,062,817	6,067,330
Interest	5,769,108	2,514,479	4,202,126
General and administrative	2,764,970	2,383,784	1,997,661
Total Expenses	29,280,412	23,069,059	23,796,505
Loss from continuing operations	(1,673,163)	(604,191)	(2,907,341)
Income from discontinued operations	—	—	26,734,754
Net (loss) income	(1,673,163)	(604,191)	23,827,413
Net income (loss) attributable to noncontrolling interest	$570,759	$(203,831)	$(11,540)
Net (loss) income - America First Tax Exempt Investors, L. P.	$(2,243,922)	$(400,360)	$23,838,953

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Property revenues.  Property revenues increased mainly as a result of additional MF Properties. The Arboretum was acquired on March 31, 2011, and added approximately $1.8 million to property revenues during 2011. Eagle Village was acquired on June 29, 2011 and added approximately $945,000 to property revenues in 2011. Partially offsetting this increase was an approximately $1.4 million decrease in revenue due to the deconsolidation of Iona Lakes. The remaining increase is primarily attributable to the increased economic occupancy at the existing MF Properties year over year. Annual net rental revenues per unit related to the MF Properties, excluding the Eagle Village student housing project which was acquired in 2011, increased to $7,693 per unit in 2011 from $7,295 in 2010. The annual net rental revenues per unit related to the Consolidated VIEs increased to approximately $6,973 in 2011 from approximately $6,888 in 2010.

Mortgage revenue bond investment income.  Mortgage revenue bond investment income increased during 2011 due to a higher level of bond investments. Total bond investments at December 31, 2011 were approximately $135.7 million as compared to approximately $100.6 million at December 31, 2010. Interest payments of approximately $1.9 million were received from tax-exempt mortgage revenue bonds that the Company did not hold during 2010. The deconsolidation of Iona Lakes resulted in an approximate $635,000 increase in bond investment income during 2011 as compared to 2010. In addition, the Company realized approximately $308,000 of contingent interest from the Clarkson College bond retirement in second quarter 2011.

 Other interest income.  Other interest income is comprised mainly of interest income on taxable loans held by the Company. The increase in other interest income is attributable to higher levels of taxable loans outstanding in 2011.

Other income.  Other income is comprised of three separate items. Approximately $445,000 is the gain on the Briarwood bond retirement during 2011. Approximately $144,000 is related to the forgiveness of debt from an unrelated third party related to the DeCordova foreclosure which occurred in first quarter 2011 and the payment of a $150,000 prepayment penalty received from the Foundation for Affordable Housing.

Gain on early extinguishment of debt. In June 2010, the Company had the opportunity to acquire at a discount, and thereby retire, the $12.8 million outstanding mortgage debt secured by the Ohio Properties. The early extinguishment of this debt resulted in a gain of approximately $435,000 in 2010 which did not repeat in 2011.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties and the Consolidated VIEs is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  Real estate operating expenses decreased from $10.0 million in 2010 to $9.9 million in 2011 due to the following offsetting factors. During 2010, approximately $231,000 of administrative fees and approximately $521,000 of acquisition costs paid by the Ohio Properties did not recur in 2011. The deconsolidation of Iona Lakes reduced expenses by approximately $1.0 million 2011 as compared to 2010. In addition, due to the Ohio Property rehabilitation, real estate taxes, insurance, and repairs and maintenance expenses decreased year over year. Offsetting these decreases are increased expenses from the new Arboretum property of approximately $1.2 million in 2011, approximately $286,000 of which were acquisition related expenses. In addition, Eagle Village increased expenses by approximately $667,000 in 2011.

Provision for loss on receivables. During the second quarter of 2011, an impairment of the interest receivable on the Woodland Park bond occurred and an allowance for loss of approximately $953,000 was recorded against the accrued bond interest receivable in 2011.

Provision for loan loss. During 2011 and 2010, the Company determined that a portion of the taxable property loans were potentially impaired and an additional allowance for bad debt should be recorded.   An allowance for bad debt and an associated provision for loan loss of approximately $4.2 million was recorded against the Iona Lakes taxable loan in 2011. In 2010, approximately $212,000 was recorded against the Woodland Park taxable loan and $350,000 was recorded against the cross collateralized Ashley Square and Cross Creek taxable loans as an allowance for bad debt and an associated provision for loan loss.

Asset impairment charge - Weatherford. As a result of a decision by the Texas Department of Housing and Community Affairs to terminate the anticipated Tax Credit Assistance Program funding for the Residences at Weatherford in October 2010, the Company determined that the property fixed assets and the associated tax-exempt mortgage revenue bond on this project were impaired and recorded an asset impairment charge of approximately $2.7 million in the third quarter of 2010. The resulting charge was attributable to the unitholders. In February 2011, the Company completed foreclosure proceedings on the bond issued on this property and now owns the property directly. No impairment charges were recorded on this project in 2011.

Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the apartment properties of the Consolidated VIEs and the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB Credit Facilities. The increase in depreciation and amortization expense from 2010 to 2011 is related to offsetting factors. Approximately $742,000 of depreciation expense and approximately $205,000 of in-place lease amortization increases are directly related to the new MF Properties acquired in 2011. This was offset by the reduction of approximately $446,000 depreciation expense due to the deconsolidation of Iona Lakes and the $197,000 reduction of amortization expense related to reduced deferred financing costs. The remaining increase is attributable to depreciation on newly capitalized and newly acquired assets.

Interest expense. The increase in interest expense during 2011 compared to 2010 was due to offsetting factors. The Company's borrowing cost decreased from approximately 3.6% per annum in 2010 to approximately 2.7% resulting in an approximate decrease of $791,000 when comparing 2011 to 2010. Offsetting this decrease was an approximate $1.3 million increase resulting from the higher average principal of outstanding debt. The remaining approximate $2.7 million increase was the result of the mark to market adjustment of the Company's derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.

General and administrative expenses. General and administrative expenses increased in 2011 as compared to 2010. Approximately $179,000 of this increase is due to administration fees paid to AFCA2 as a result of new investments. The remaining increase is related to increased salary and insurance expenses offset by a reduction in professional fees.

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

Mortgage revenue bond investment income.  Mortgage revenue bond investment income of the Company consists of the interest income earned only on the mortgage revenue bonds that were not issued to finance properties owned by Consolidated VIEs.  The deconsolidation of Ashley Square and Cross Creek Apartments increased investment income by approximately $962,000. These properties are no longer treated as Consolidated VIEs as of January 1, 2010, therefore the interest paid to the Company on the tax-exempt mortgage revenue bonds is no longer eliminated in consolidation. In addition, the Company realized additional tax-exempt interest income of approximately $1.9 million due to the acquisition of four tax-exempt mortgage revenue bonds, South Park Ranch Apartments, Brookstone Apartments, Villages at Lost Creek, and Autumn Pines that were not owned during 2009. These increases were offset by interest income from Residences at DeCordova and Residences at Weatherford which became Consolidated VIEs on March 1, 2010. The interest income related to these bonds is now eliminated in consolidation. The elimination of DeCordova and Weatherford interest in 2010 totaled approximately $478,000.

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

Provision for loan loss.  During 2010, it was determined that a portion of the taxable property loans was potentially impaired and that an additional allowance for bad debt should be recorded.   An allowance for bad debt and an associated provision for loan loss of approximately $212,000 and $700,000 was recorded against the Woodland Park taxable loan in 2010 and 2009, respectively. In addition, during the fourth quarter of 2010, $350,000 was recorded as an allowance for bad debt and an associated provision for loan loss against the cross collateralized Ashley Square and Cross Creek taxable loans. In 2009 the Company recorded a $700,000 allowance for bad debt against the judgment receivable related to the 2008 foreclosure on the Prairiebrook Village bonds.

Asset impairment charge - Weatherford. Due to the inability of the property owner to secure an alternative plan of financing to complete construction of the project (see Note 5 to the consolidated financial statements and discussion above) the Company has determined that the property fixed assets of Residences at Weatherford and the associated tax-exempt mortgage revenue bond which is eliminated in consolidation were impaired. As of September 30, 2010 the property fixed assets, consisting of land and land improvements, and the associated tax-exempt mortgage revenue bond owned by the Partnership were written down. The resulting asset impairment charge of approximately $2.5 million is attributable to the unitholders. In February 2011, the Company foreclosed on the current ownership and will continue to develop the property.

Depreciation and amortization.  Depreciation and amortization consists primarily of depreciation associated with the apartment properties of the Consolidated VIEs and the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties, and deferred finance cost amortization written off upon retirement of the BOA Credit Facility in addition to new amortization of finance costs related to the closing of the TEBS Credit Facility. The decrease in depreciation and amortization expense from 2009 to 2010 is attributable to a decrease of approximately $96,000 in deferred financing cost amortization, a decrease of approximately $708,000 of in-place lease amortization, and an approximate $581,000 decrease due to deconsolidation of Ashley Square and Cross Creek Apartments. These were offset by a depreciation expense increase of approximately $200,000 due the consolidation of Residences at DeCordova and an increase of approximately $177,000 due to depreciation on assets added to the existing MF Properties and Consolidated VIEs during 2010.

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

Discontinued Operations

In February 2009, the tax-exempt mortgage revenue bonds secured by Ashley Pointe at Eagle Crest in Evansville, Indiana, Woodbridge Apartment of Bloomington III in Bloomington, Indiana, and Woodbridge Apartments of Louisville II in Louisville, Kentucky were redeemed.  In order to properly reflect the transaction under the guidance on consolidations, the Company recorded the redemption of the bonds as a sale of the properties as though they were owned by the Company.  The transaction was completed for a total purchase price of $32.0 million resulting in a gain on sale for GAAP reporting to the Company of approximately $26.5 million in 2009.  The redemption of the bonds did not result in a taxable gain to the Company.     For the year ended December 31, 2009 net income, excluding the gain on sale, from these VIEs of approximately $347,000 is included in the income from discontinued operations.

The Partnership

The following discussion of the Partnership's results of operations for the years ended December 31, 2011, 2010 and 2009 reflects the operations of the Partnership without the consolidation of the Consolidated VIEs required by the accounting guidance on consolidations. The Ohio properties are reflected as MF Properties and not Tax-Exempt Bond Investments in the following discussion.

This information reflects the information used by management to analyze the Partnership's operations and is reflective of the consolidated operations of the Tax-Exempt Bond Investments segment and the MF Properties segment as presented in Note 18 to the financial statements.

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009

Revenues:
Property revenues	$10,974,897	$7,205,099	$7,045,578
Mortgage revenue bond investment income	11,515,237	10,223,269	11,087,923
Other interest income	485,679	488,427	106,082
Other income	634,597	—	—
Gain on early extinguishment of debt	—	435,395	—
Gain on sale of assets held for sale	—	—	862,865
Loss on sale of security	—	—	(127,495)
Total Revenues	23,610,410	18,352,190	18,974,953
Expenses:
Real estate operating (exclusive of items shown below)	6,255,007	4,917,287	4,151,353
Provision for loan loss	4,242,571	1,147,716	1,696,730
Provision for loss on receivables	952,700	—	—
Asset impairment charge - Weatherford	—	2,716,330	—
Depreciation and amortization	4,009,678	2,810,525	3,514,073
Interest	5,769,108	2,514,479	4,283,680
General and administrative	2,764,970	2,383,784	1,997,661
Total Expenses	23,994,034	16,490,121	15,643,497
Net (loss) income	(383,624)	1,862,069	3,331,456
Net income (loss) attributable to noncontrolling interest	570,759	(203,831)	(11,540)
Net (loss) income - America First Tax Exempt Investors, L.P.	$(954,383)	$2,065,900	$3,342,996

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Property revenues.  Property revenues increased mainly as a result of additional MF Properties. The Arboretum was acquired on March 31, 2011, Eagle Village was acquired on June 29, 2011, and DeCordova became an MF Property in the first quarter of 2011. DeCordova was reported by the Partnership as a bond investment in 2010. Arboretum added approximately $1.8 million, Eagle Village added approximately $945,000, and DeCordova added approximately $607,000 to property revenues in 2011. In addition, the MF Properties that have been in the portfolio since the beginning of 2011 reported higher economic occupancy which contributed approximately $388,000 of additional revenue in 2011 as compared to 2010. Annual net rental revenues per unit related to the MF Properties excluding the Eagle Village student housing project increased to $7,693 per unit in 2011 from $7,295 in 2010.

Mortgage revenue bond investment income.  Mortgage revenue bond investment income increased during 2011 compared to 2010 due to a higher level of bond investments. Total bond investments at December 31, 2011 were approximately $159.4 million as compared to approximately $143.4 million at December 31, 2010 for the Partnership. Interest payments of approximately $1.9 million were received from tax-exempt mortgage revenue bonds that the Company did not hold during 2010. In addition, the Company realized approximately $308,000 of contingent interest from the Clarkson College bond retirement in second quarter 2011. These increases were offset by less interest earned due to bond restructuring required to execute the TEBS financing facility and the Clarkson bond retirement.

Other interest income. Other income is comprised mainly of interest income on taxable loans held by the Company. The increase in other interest income is attributable to higher levels of taxable loans outstanding in 2011.

  Other income.  Other income is comprised of two main items. Approximately $445,000 is the gain on the Briarwood bond retirement during 2011 and the payment of a $150,000 prepayment penalty received from the Foundation for Affordable Housing.

Gain on early extinguishment of debt. In June 2010, the Company had the opportunity to acquire at a discount, and thereby retire, the $12.8 million outstanding mortgage debt secured by the Ohio Properties. The early extinguishment of this debt resulted in a gain of approximately $435,000 in the 2010 and did not repeat in 2011.

Real estate operating expenses. Real estate operating expenses associated with the MF Properties is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The overall increase in real estate operating expenses was related to offsetting factors. DeCordova was reported by the Partnership as a bond investment during the ten months in 2010, but was reported as an MF Property during 2011. This reporting change combined with the addition of Arboretum and Eagle Village contributed to a net increase of approximately $1.9 million in real estate expenses in 2011. Arboretum also added approximately $286,000 of acquisition fees. During 2010, approximately $231,000 of administrative fees and approximately $521,000 of acquisition costs were incurred by the Ohio Properties and were not repeated in 2011 thereby offsetting the increases. In addition, due to the Ohio Property rehabilitation, real estate taxes, insurance, and repairs and maintenance expenses decreased year over year.

Provision for loss on receivables. During the second quarter of 2011, an impairment of the interest receivable on the Woodland Park bond occurred and an allowance for loss of approximately $953,000 was recorded against the the accrued bond interest receivable in 2011.

Provision for loan loss. During 2011 and 2010, the Company determined that a portion of the taxable property loans were potentially impaired and an additional allowance for bad debt should be recorded.   An allowance for bad debt and an associated provision for loan loss of approximately $4.2 million was recorded against the Iona Lakes taxable loan in 2011. In 2010 an allowance for loan loss of approximately $1.1 million was recorded against taxable loans.

Asset impairment charge - Weatherford. As a result of a decision by the Texas Department of Housing and Community Affairs to terminate the anticipated Tax Credit Assistance Program funding for the Residences at Weatherford in October 2010, the Company determined that the property fixed assets and the associated tax-exempt mortgage revenue bond on this project were impaired and recorded an asset impairment charge of approximately $2.7 million in the third quarter of 2010. The resulting charge was attributable to the unitholders. In February 2011, the Company completed foreclosure proceedings on the bond issued on this property and now owns the property directly. No impairment charges were recorded on this project in 2011.

Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB Credit Facilities. The increase in depreciation and amortization expense from 2010 to 2011 is related to offsetting factors. Approximately $934,000 of depreciation expense and approximately $205,000 of in-place lease amortization increases are directly related to the new MF Properties acquired in 2011. This was offset by the reduction of approximately $197,000 in amortization expense related to reduced deferred financing costs. The remaining increase is attributable to depreciation on newly capitalized and newly acquired assets.

Interest expense. The increase in interest expense during 2011 compared to 2010 was due to offsetting factors. The Company's borrowing cost decreased from approximately 3.6% per annum in 2010 to approximately 2.7% resulting in an approximate decrease of $791,000 when comparing 2011 to 2010. Offsetting this decrease was an approximate $1.3 million increase resulting from the higher average principal of outstanding debt. The remaining approximate $2.7 million increase was the result of the mark to market adjustment of the Company's derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.

General and administrative expenses. General and administrative expenses increased in 2011 as compared to 2010. Approximately $179,000 of this increase is due to administration fees paid to AFCA2 as a result of new investments. The remaining increase is related to increased salary and insurance expenses offset by a reduction in professional fees.

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

Mortgage revenue bond investment income.  Mortgage revenue bond investment income of the Partnership consists of the interest income earned on the mortgage revenue bonds actually held by the Partnership during the respective periods including the bonds secured by properties owned by Consolidated VIEs that are eliminated in consolidation in the Company's financial statements.  The decrease in mortgage revenue bond investment income during 2010 compared to 2009 is mainly the result of the redemption of the tax-exempt mortgage revenue bonds secured by Ashley Pointe at Eagle Crest, Woodbridge Apartment of Bloomington III and Woodbridge Apartments of Louisville II in February 2009. These bond redemptions resulted in the recognition of $2.5 million of contingent and deferred interest plus approximately $313,000 of regular bond interest in 2009. In addition, approximately $164,000 of interest income was recorded in 2009 related to the Oak Grove and Prairiebrook bonds which were not held in 2010. These decreases were partially offset by additional tax-exempt interest payments of approximately $2.2 million received by the Partnership during 2010 due mainly to the acquisition of new tax-exempt mortgage revenue bonds on Cross Creek Apartments, South Park Ranch Apartments, Brookstone Apartments, Villages at Lost Creek, and Autumn Pines. Due to the uncertainty in collections of contingent interest, the Partnership recognizes this as income only when it is realized.

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

Loss on sale of securities. The bond redemptions secured by Ashley Pointe at Eagle Crest, Woodbridge Apartments of Bloomington III and Woodbridge Apartments of Louisville II in February 2009 resulted in a loss from the write off of unamortized deferred financing costs related to the bonds.

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

Provision for loan loss.  During 2010 it was determined that a portion of the taxable property loans were potentially impaired and that an additional allowance for loan loss should be recorded.  An allowance for loan loss of approximately $1.1 million and $700,000 was recorded against the property taxable loans during 2010 and 2009, respectively.  Additionally, in 2009 a $700,000 allowance for bad debt was recorded against the judgment receivable related to the 2008 foreclosure on the Prairiebrook Village bonds.

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

Depreciation and amortization.  Depreciation and amortization consists primarily of depreciation associated with the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization written off upon retirement of the BOA Credit Facility in addition to new amortization of finance costs related to the closing of the TEBS Credit Facility. The decrease in depreciation and amortization expense from 2009 to 2010 is attributable to a decrease of approximately $96,000 of deferred financing cost amortization and a decrease of approximately $708,000 of in-place lease amortization which are fully amortized. The remaining difference is directly related to an increase in depreciation expense on the existing MF Properties due to newly capitalized assets.

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

Liquidity and Capital Resources

Primary sources and uses of funds. Tax-exempt interest earned on the mortgage revenue bonds, including those financing properties held by Consolidated VIEs, represents the Partnership's principal source of cash flow.  The Partnership may also receive cash distributions from equity interests held in MF Properties.  Tax-exempt interest is primarily comprised of base interest payments received on the Partnership's tax-exempt mortgage revenue bonds.  Certain of the tax-exempt mortgage revenue bonds may also generate payments of contingent interest to the Partnership from time to time when the underlying apartment properties generate excess cash flow.  Because base interest on each of the Partnership's mortgage revenue bonds is fixed, the Partnership's cash receipts tend to be fairly constant period to period unless the Partnership acquires or disposes of its investments in tax-exempt mortgage revenue bonds.  Changes in the economic performance of the properties financed by tax-exempt mortgage revenue bonds with a contingent interest provision will affect the amount of contingent interest, if any, paid to the Partnership.

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

Other sources of cash available to the Partnership include debt financing, mortgages and the sale of additional BUCs. The Company currently has outstanding debt financing of $112.7 million under three separate credit facilities and mortgages of $46.2 million secured by six MF Properties.

The Partnership's principal uses of cash are the payment of distributions to unitholders, interest and principal on debt financing and general and administrative expenses. The Partnership also uses cash to acquire additional investments. Distributions to unitholders may increase or decrease at the determination of the General Partner. The per unit cash available for distribution primarily depends on the amount of interest and other cash received by the Partnership from its portfolio of tax-exempt mortgage revenue bonds and other investments, the amount of the Partnership's outstanding debt and the effective interest rates paid by the Partnership on this debt, the level of operating and other cash expenses incurred by the Partnership and the number of units outstanding. During the year ended December 31, 2011, the Partnership generated cash available for distribution of $0.35 per unit. See “Cash Available for Distribution,” on a following page within item 7. As a result, the Partnership was required to supplement its cash available for distribution during 2011 with unrestricted cash and expects to continue to do so until the Partnership is able to complete its current investment plans. The General Partner believes that upon completion of its current investment plans, the Partnership will be able meet its liquidity requirements, including the payment of expenses, interest on its debt financing, and cash distributions to unitholders at the current level of $0.50 per unit per year without the use of unrestricted cash. However, if actual results vary from current projections and the actual CAD generated is less than the new regular distribution, such distribution amount may need to be reduced.

The Consolidated VIEs' and MF Properties' primary uses of cash are: (i) the payment of operating expenses; and (ii) the payment of debt service.

Leverage. The Partnership's operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 40% and 60% of the total par value of the Partnership's tax-exempt mortgage bond portfolio.   As of December 31, 2011, the debt outstanding related to the total par value of the Partnerships' total bond portfolio of approximately $197.3 million plus restricted cash results in a leverage ratio of 57%.  The outstanding debt financing arrangements are two TOB facilities with Deutsche Bank and the TEBS financing agreement with Freddie Mac, discussed above (see Note 9).  Additionally, the MF Properties are encumbered by mortgage loans with an aggregate principal balance of approximately $46.2 million.  These mortgage loans mature at various times from May 2012 through November 2013 (see Note 10). The total debt financing plus mortgage loans of $158.9 million results in a leverage ratio to Total Assets of 53%.

TEBS Financing. As of September 1, 2010, the Partnership and its Consolidated Subsidiary ATAX TEBS I, LLC, entered into a number of agreements relating to a long-term debt financing facility provided through the securitization of 13 tax-exempt mortgage revenue bonds pursuant to Freddie Mac's TEBS program. The gross proceeds from TEBS Financing were approximately $95.8 million. After the payment of transaction expenses, the Company received net proceeds from the TEBS Financing of approximately $90.4 million. The Company applied approximately $49.5 million of these net proceeds to repay the entire outstanding principal of, and accrued interest on, its secured term loan from Bank of America.
The TEBS Financing essentially provides the Company with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term tax-exempt rates. Under the TEBS Financing, the Company transferred the 13 bonds, with a total outstanding principal amount of approximately $125.6 million, to ATAX TEBS I, LLC, a special purpose entity controlled by the Company (the “Sponsor”). In order to meet Freddie Mac's underwriting requirements with respect to the multifamily apartment properties financed by certain of the Bonds, the Sponsor was required to first place eight of the Bonds, with a total outstanding principal of approximately $70.5 million, into a separate custodial trust with The Bank of New York Mellon Trust Company, N.A. (the “Custodial Trust”) that issued senior and subordinated custody receipts (“Custody Receipts”) representing beneficial interests in the Bonds held in the Custodial Trust to the Sponsor. The subordinated Custody Receipts with a total principal amount of approximately $9.5 million were retained by the Sponsor. The senior Custody Receipts, with a total principal amount of approximately $61.0 million, along with the remaining five Bonds that were not placed into the Custodial Trust, with a total principal amount of approximately $55.1 million, were then securitized by transferring these assets to Freddie Mac in exchange for the TEBS Certificates issued by Freddie Mac. The TEBS Certificates represent beneficial interests in the securitized assets held by Freddie Mac.
The Class A TEBS Certificates were issued in an initial principal amount of $95.8 million and were sold through a placement agent to unaffiliated investors. The Class B TEBS Certificates were issued in an initial principal amount of $20.3 million and were retained by the Sponsor. The holders of the Class A TEBS Certificates are entitled to receive regular payments of interest from Freddie Mac at a variable rate which resets periodically based on the weekly SIFMA floating index rate plus certain Facility Fees. As of closing, the SIFMA rate was equal to 0.25% and the total Facility Fees were 1.9%, resulting in a total initial cost of borrowing of 2.15%. As of December 31, 2011, the SIFMA rate was equal to .15% resulting in a total cost of borrowing of 2.05%. As of December 31, 2010, the SIFMA rate was equal to 0.34% resulting in a total cost of borrowing of 2.24%.
Payment of interest on the Class A TEBS Certificates are made from the interest payments received by Freddie Mac from the Bonds and Senior Custody Receipts held by Freddie Mac on designated interest payment dates prior to any payments of interest on the Class B TEBS Certificates held by the Sponsor. As the holder of the Class B TEBS Certificates, the Sponsor is not entitled to receive interest payments on the Class B TEBS Certificates at any particular rate, but will be entitled to all payments of principal and interest on the Bonds and Senior Custody Receipts held by Freddie Mac after payment of principal and interest due on the Class A TEBS Certificates and payment of all Facility Fees and associated expenses. Accordingly, the amount of interest paid to the Sponsor on the Class B TEBS Certificates is expected to vary over time, and could be eliminated altogether, due to fluctuations in the interest rate payable on the Class A TEBS Certificates, Facility Fees, expenses and other factors.
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

The second and third credit facilities in place at December 31, 2011 are financings which utilize a TOB structure with DB. In July 2011, the Company closed a $10.0 million financing utilizing a TOB structure with the DB. This first TOB was structured as a securitization of the Company's $13.4 million Autumn Pines Apartments tax-exempt mortgage revenue bond. In December 2011, the Company closed a second TOB financing structure in the amount of $7.8 million with DB. This second TOB was structured as a securitization of the Company's $15.6 million GMF-Warren/Tulane Apartments and GMF-Madison apartments tax-exempt mortgage revenue and taxable mortgage revenue bonds.  Under the TOB structure, the Company transfers the related bonds to a custodian and trustee that provide these services on behalf of DB. The TOB trustee then issued SPEARS and LIFERS. The SPEARS and LIFERS represent beneficial interests in the securitized asset held by the TOB trustee. The SPEARS were credit-enhanced by DB and sold through a placement agent to unaffiliated investors. The gross proceeds from the sale of the SPEARS were remitted to the Company. The LIFERS were retained by the Company and are pledged to DB to secure certain reimbursement obligations. The effective interest rate for the two TOB facilities was 1.86% as of December 31, 2011.

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

Cash flow. On a consolidated basis, cash provided by operating activities for the year ended December 31, 2011 increased approximately $8.0 million compared to the same period a year earlier mainly due to improved operations as net income adjusted for non-cash items such as depreciation and amortization, asset impairment charges, provisions and derivative mark-to-market changes improved approximately $4.3 million from approximately $7.0 million in 2010 to approximately $11.3 million in 2011. Changes in working capital components accounted for the remaining improvement in operating cash flow. Cash used for investing activities improved approximately $16.7 million in 2011 as compared to 2010. The change in restricted cash from 2010 to 2011 comprises the majority of the decrease in cash used. The remaining changes in investing activities is the net result of cash used to acquire the Arboretum Apartment and Eagle Village Student Housing properties; the Briarwood Manor, GMF-Madison and GMF-Warren/Tulane tax-exempt and taxable bonds offset by the release of cash upon foreclosure of the DeCordova and Weatherford properties; the retirement of the Clarkson College and Briarwood Manor bonds; and the repayment of a taxable loan by the Foundation for Affordable Housing. Cash provided by financing activities for the year ended December 31, 2011 decreased approximately $13.8 million compared to 2010. Financing cash flows in 2011 consisted mainly of cash inflows from additional borrowings offset by distribution payments. Financing cash flows in 2010 consisted mainly of cash inflows from the sales of BUCs offset by principal payments on debt and distributions.

Cash Available for Distribution

Management utilizes a calculation of CAD as a means to determine the Partnership's ability to make distributions to unitholders.  The General Partner believes that CAD provides relevant information about its operations and is necessary along with net income for understanding its operating results.  To calculate CAD, amortization expense related to debt financing costs and bond reissuance costs, certain income due to the General Partner (defined as Tier 2 income in the Agreement of Limited Partnership), interest rate derivative expense or income (including adjustments to fair value), provision for loan losses, provision for loss on receivables, impairments on bonds, losses related to Consolidated VIEs including the cumulative effect of accounting change, and depreciation and amortization expense are added back to the Company's net income (loss) as computed in accordance with GAAP.  There is no generally accepted methodology for computing CAD, and the Partnership's computation of CAD may not be comparable to CAD reported by other companies.  Although the Partnership considers CAD to be a useful measure of its operating performance, CAD should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP.

In October 2011, the Briarwood Manor bond was called and retired at par plus accured interest for approximately $4.9 million. This transaction resulted in approximately $445,000 gain reported in the fourth quarter. This gain meets the definition of Net Residual Proceeds representing Tier 2 income and was therefore distributed 75% to the unitholders and 25% to the General Partner.

Upon redemption of the Clarkson College bond in May 2011, the Company realized approximately $308,000 in contingent interest. Contingent interest is Tier 2 income and was therefore distributed 75% to the unitholders and 25% to the General Partner.

During June 2010, the Company completed a sales transaction whereby four of the MF Properties, the Ohio Properties, were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity (see Note 3). Pursuant to the accounting guidance related to property, plant, and equipment for real estate sales, the sale and restructure does not meet the criteria for decrecognition of the properties and full accrual accounting treatment for the resulting gain. As such, the Company will continue to consolidate the Ohio Properties as if the sale was not completed. Under the sales agreement, the Ohio properties were sold for a total purchase price of $16.2 million. Cash received by the selling limited partnerships as part of the sale transaction represents a deferred gain on the sale transaction of approximately $1.8 million. As the deferred gain on the transaction represents cash paid to the Company and no on-going legal obligations related to the Ohio Properties or potential obligation to repay any amounts exists, the deferred gain is CAD and is shown as an adjustment in the CAD Calculation below. This gain meets the definition of Net Residual Proceeds representing contingent interest (Tier 2 income) and was therefore distributed 75% to the unitholders and 25% to the General Partner.

The Partnership has made annual cash distribution of $0.50 per unit since 2009. Since realized CAD per unit was less than $0.50 per unit, the Partnership used approximately $3.9 million and $3.1 million of unrestricted cash to supplement the deficit in 2011 and 2010. The General Partner believes that upon completion of its current investment plans, the Partnership will be able to generate sufficient CAD to maintain cash distributions to unitholders at the current level of $0.50 per unit per year without the use of other available cash. However, there is no assurance that the Partnership will be unable to generate CAD at levels in excess of the current annual distribution rate. In that case, the annual distribution rate per unit may need to be reduced.

The following tables show the calculation of CAD for the years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009
Net (loss) income - America First Tax Exempt Investors, L.P.	$(2,243,922)	$(400,360)	$23,838,953
Net loss (income) related to VIEs and eliminations due to consolidation	1,289,539	2,466,260	(20,495,957)
Net (loss) income before impact of VIE consolidation	(954,383)	2,065,900	3,342,996
Change in fair value of derivatives and interest rate derivative amortization	2,083,521	(571,684)	830,142
Depreciation and amortization expense (Partnership only)	3,169,033	2,510,630	3,514,073
Deposit liability gain - Ohio sale agreement	—	1,775,527	—
Tier 2 Income distributable to the General Partner (1)	(170,410)	(472,246)	(802,909)
Asset impairment charge - Weatherford	—	2,716,330	—
Provision for loss on receivables	952,700	—	—
Provision for loan loss	4,242,571	1,147,716	1,696,730
Loss on bond sale	—	—	127,495
Bond purchase discount accretion (net of cash received)	(100,998)	(403,906)	—
Ohio deferred interest	1,390,056	745,227	—
CAD	$10,612,090	$9,513,494	$8,708,527
Weighted average number of units outstanding,
basic and diluted	30,122,928	27,493,449	16,661,969
Net (loss) income, basic and diluted, per unit	$(0.04)	$0.07	$0.15
Total CAD per unit	$0.35	$0.35	$0.52
Distributions per unit	$0.5000	$0.5000	$0.5450

 (1) As described in Note 2 to the consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the unitholders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner. For the year ended 2011, the Tier II Income is approximately $445K recognized on the Briarwood bond retirement and approximately $308K of contingent interest recognized upon the Clarkson bond retirement. For the second quarter of 2010, the deferred gain on the sale of the Ohio Properties generated approximately $1.8 million and contingent interest generated approximately $33K of Tier II income. For 2009, the Tier 2 income distributable to the General Partner was generated by the early redemption of Woodbridge - Bloomington and Woodbridge - Louisville bond investments, the sale of Oak Grove, and contingent interest from Fairmont Oaks and Lake Forest Apartments.

Off Balance Sheet Arrangements

As of December 31, 2011 and 2010, the Partnership held tax-exempt mortgage revenue bonds which are collateralized by multifamily housing projects.  The multifamily housing projects are owned by entities that are not controlled by the Partnership.  The Partnership has no equity interest in these entities and does not guarantee any obligations of these entities.  Some of the ownership entities are deemed to be Consolidated VIEs and are consolidated with the Partnership for financial reporting purposes.  The VIEs that are consolidated with the Partnership do not have off-balance sheet arrangements.
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

Contractual Obligations

The Partnership has the following contractual obligations as of December 31, 2011:

		Less than 1 year	1-2 years	More than 2 years
	Total
Debt financing	$112,673,000	$18,685,000	$2,092,000	$91,896,000
Mortgages payable	$46,243,883	$4,452,398	$37,060,499	$4,730,986
Effective interest rate(s) (1)		2.85%	2.60%	2.04%
Interest (2)	$18,187,179	$4,296,421	$6,148,621	$7,742,137

(1) Interest rates shown are the average effective rate as of December 31, 2011, and include the impact of our interest rate derivatives.
(2) Interest shown is estimated based upon current effective interest rates through maturity.

As discussed in Note 9 to the financial statements, the amounts maturing in 2012 consist of the paydowns on the TEBS credit facility with Freddie Mac, the TOB credit facilities with Deutsche Bank and payments on the MF Property mortgages.  The Partnership plans to refinance or retire the current maturing mortgage in the second quarter of 2012.

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

Accounting for the TEBS and TOB Financing Arrangements
The Company evaluated the accounting guidance in regard to the TEBS and TOB Financing arrangements (see Note 9 to the consolidated financial statements) and has determined that the securitization transactions do not meet the accounting criteria for a sale or transfer of financial assets and will, therefore, be accounted for as secured financing transactions. In accordance with the guidance which outlines the conditions that must be met to derecognize a transferred financial asset, in part, the transferor has surrendered control over transferred assets if and only if the transferor does not maintain effective control over the transferred assets through either of the following:

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

The TEBS Financing agreements contain certain provisions that allow the Company to (1) cause the return of certain individual bonds under defined circumstances, (2) cause the return of all of the bonds by electing an Optional Series Pool Release or (3) cause the return of any defaulted bonds. The Optional Series Pool Release is defined in the agreements as two specific dates, September 15, 2017 or September 15, 2020, on which the Company has the option to repurchase all of the securitized bonds. Given these terms, the Company has concluded that the condition in item 2 above is present in the agreements and, therefore, effective control over the transferred assets has not occurred. As effective control has not been transferred, the transaction does not meet the conditions to derecognize the assets resulting in the TEBS Financing being presented on the Company's consolidated financial statements as a secured financing. The TOB Financing agreements contain certain provisions that allow the Company to call the bonds held in the TOB Trusts through their ownership of the residual participating interests ("LIFERS") so effective control has not been transferred resulting in the TOB Financings being presented on the Company's consolidated financial statements as a secured financing.

In addition to evaluating the TEBS Financing as a sale or transfer of financial assets, we have evaluated the securitization trust associated with the TEBS Financing (the “TEBS Trust”) under the provisions of the consolidation guidance. As part of the TEBS Financing, certain bond assets of the Partnership were securitized into the TEBS Trust with Freddie Mac. The TEBS Trust then issued Class A and B TEBS Certificates. Other bond assets of the Partnership were securitized into the TOB Trust with Deutsche Bank (“DB”). The TOB trustee then issued senior floating-rate participating interests ("SPEARS") and LIFERS.
The Partnership has determined that the TEBS Trust is a VIE and the Class B Certificates owned by the Partnership create a variable interest in the TEBS Trust. It was also determined that the TOB Trusts are a VIE and the LIFERS owned by the Partnership creates a variable interest entity in the TOB Trusts.

In determining the primary beneficiary of the TEBS Trust and the TOB Trusts, the Partnership considered the activities of each of the VIEs which most significantly impact the VIE's economic performance, who has the power to control such activities, the risks which the entity was designed to create, the variability associated with those risks and the interests which absorb such variability. The Partnership has retained the right, pursuant to the TEBS Financing agreements, to either substitute or reacquire some or all of the securitized bonds at various future dates and under various circumstances. As a result, the Partnership determined it had retained a controlling financial interest in the TEBS Trust because such actions effectively provide the Partnership with the ability to control decisions pertaining to the VIE's management of interest rate and credit risk. While in the TEBS Trust, the bond assets may only be used to settle obligations of the trust and the liabilities of the trust do not provide the Class A certificate holders with recourse to the general credit of the Partnership. The Partnership also determined it was the primary beneficiary of the TOB Trusts as it has the right to call the bonds within the trusts. The Partnership considered the related party relationship of the entities involved in the VIEs. It was determined that the Partnership met both of the primary beneficiary criteria and was the most closely associated with the VIEs and, therefore, was determined to be the primary beneficiary under these financing arrangements.

Given these accounting determinations, the TEBS Financing and the associated TEBS Trust are presented as a secured financing within the consolidated financial statements. The TOB Financings and associated TOB trusts are also presented as a secured financing within the consolidated financial statements.

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

The revised accounting standard introduced a more qualitative approach to evaluating VIEs for consolidation and requires the Partnership to perform an analysis to determine whether its variable interests give it controlling financial interest in a VIE. This analysis identifies the primary beneficiary, the entity that must consolidate the VIE, as the entity that has (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. In adopting this revised accounting standard, the Partnership re-evaluated all of its investments to determine if the property owners were VIEs and, if so, whether the Partnership was the primary beneficiary of the VIE. The guidance also requires an ongoing assessment of whether an enterprise is the primary beneficiary of the VIE.

Under consolidation guidance, the Partnership must make an evaluation of entities which are secured by the tax-exempt mortgage revenue bonds owned by the Partnership to determine if they meet the definition of a VIE. On January 1, 2010, the Partnership determined that eight of the entities financed by tax-exempt mortgage revenue bonds owned by the Partnership were held by VIEs.  These VIEs were Ashley Square, Bent Tree, Cross Creek, Fairmont Oaks, Iona Lakes, Lake Forest, DeCordova, and Weatherford. The Partnership then determined that it was the primary beneficiary of six of these VIEs; Bent Tree, Fairmont Oaks, Iona Lakes and Lake Forest, DeCordova and Weatherford and reported these six properties as Consolidated VIEs during 2010. As a result of adopting the new guidance on January 1, 2010, the Partnership no longer reports Ashley Square and Cross Creek on a consolidated basis. In February 2011, the Partnership foreclosed on the bonds secured by DeCordova and Weatherford and one of the Partnership's subsidiaries took 100% ownership interest in these limited liability companies. As a result, the properties are reported as MF Properties. In June 2011, the ownership of Iona Lakes became a not-for-profit entity, which created a re-consideration event and resulted in Iona Lakes no longer being reported as a Consolidated VIE beginning June 1, 2011. At December 31, 2011, the Partnership determined it is the primary beneficiary of three of the remaining VIEs; Bent Tree, Fairmont Oaks, and Lake Forest and has continued to consolidate these entities.  At December 31, 2011, the Partnership holds four bonds which were purchased after January 1, 2010, Autumn Pines, GMF-Madison Tower, GMF-Warren/Tulane, and Lost Creek. The evaluation of these entities did not result in required consolidation.

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

Investments in Tax-Exempt Mortgage Revenue Bonds, Other Tax-Exempt Bonds, and Property Loans
Valuation - As all of the Company's investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  The Company owns 100% of each of these bonds.  There is no active trading market for the bonds and price quotes for the bonds are not available.  As a result, the Company bases its estimate of fair value of the tax-exempt mortgage revenue bonds using discounted cash flow and yield to maturity analysis performed by management. This calculation methodology encompasses judgment in its application.  If available, management may also consider price quotes on similar bonds or other information from external sources, such as pricing services or broker quotes.  Pricing services, broker quotes and management's analysis provide indicative pricing only.

As of December 31, 2011, all of the Company's tax-exempt mortgage revenue bonds were valued using discounted cash flow and yield to maturity analyses performed by management.  Management's valuation encompasses judgment in its application.  The key assumption in management's yield to maturity analysis is the range of effective yields on the individual bonds.  At December 31, 2011, the range of effective yields on the individual bonds was 6.3% to 9.0%.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these bonds.  Assuming an immediate 10 percent adverse change in the key assumption, the effective yields on the individual bonds would increase to a range of 6.9% to 9.9% and would result in additional unrealized losses on the bond portfolio of approximately $10.7 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.

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

Evaluation of property loans for potential losses - In addition to the tax-exempt mortgage revenue bonds held by the Company, loans have been made to the owners of some of the properties which secure the bonds.  All of these loans are made on a non-recourse basis. As a result, the repayment of these loans depend on the cash flows generated by the underlying property.  The Company periodically evaluates these loans for potential losses by utilizing the practical expedient method allowed for in the guidance for measuring impairment on a collateral dependent loan.  The Company estimates the fair value of the property and compares the fair value to the outstanding tax-exempt mortgage revenue bonds plus any property loans.  The Company utilizes the discounted cash flow model discussed above except that in estimating a property's fair value we evaluate a number of different discounted cash flow models that contain varying assumptions.   The various models may assume multiple revenue and expense scenarios, various capitalization rates and multiple discount rates.  We may also consider other information such as independent appraisals in estimating a property's fair value.

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

Revenue Recognition - investments in real estate - The Partnership's Consolidated VIEs and the MF Properties (see Note 6 to the consolidated financial statements) are lessors of multifamily rental units under leases with terms of one year or less. Rental revenue is recognized, net of rental concessions, on a straight-line method over the related lease term.

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

Recently Issued Accounting Pronouncements

For a discussion on recently issued accounting pronouncements, please see footnote 17 to the consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership's primary market risk exposures are interest rate risk and credit risk. The Partnership's exposure to market risks relates primarily to its investments in tax-exempt mortgage revenue bonds and its debt financing.

The Partnership bases the fair value of the tax-exempt mortgage revenue bonds, which have a limited market, on a discounted cash flow or yield to maturity analysis performed by the General Partner. This calculation methodology encompasses judgment in its application.  If available, the General Partner may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  As of December 31, 2011, all of the Partnership 's tax-exempt mortgage revenue bonds were valued using management's discounted cash flow and yield to maturity analyses.  Pricing services, broker quotes and management's analyses provide indicative pricing only.  Due to the limited market for the tax-exempt mortgage revenue bonds, these estimates of fair value do not necessarily represent what the Partnership would actually receive in a sale of the bonds.

If uncertainties in the credit and capital markets continue, the markets deteriorate further, or the Partnership experiences deterioration in the values of its investment portfolio, the Partnership may incur impairments to its investment portfolio which could negatively impact the Partnership 's financial condition, cash flows, and reported earnings.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Partnership's control.  The nature of the Partnership's investment in the tax-exempt mortgage revenue bonds and the debt financing used to finance these investments exposes the Partnership to financial risk due to fluctuations in market interest rates.  The tax-exempt mortgage revenue bonds bear base interest at fixed rates and may additionally pay contingent interest which fluctuates based upon the cash flows of the underlying property.  As of December 31, 2011, the weighted average base rate of the tax-exempt mortgage revenue bonds was approximately 6.2%. Accordingly, the interest income generated by the tax-exempt mortgage revenue bonds is generally fixed, except to the extent the underlying properties generate enough excess cash flow to pay contingent interest.

At December 31, 2011, the Partnership has a $94.9 million TEBS financing agreement that provides for interest at a floating rate equal to weekly SIFMA plus 190 basis points. As a result, the Partnership's cost of borrowing fluctuates with the weekly SIFMA.  The effective interest rate for this credit facility as of December 31, 2011 was 2.05% per annum. If the average SIFMA Index Rate, including fees, had increased or decreased by 100 basis points for the year ended December 31, 2011, the interest expense payments on this variable-rate debt financing would have increased or decreased by approximately $950,000.

At December 31, 2011, the Partnership has $17.7 million in two TOB facilities that provide for interest at floating rates based on weekly SIFMA plus an average of 194 basis points. As a result, the Partnership's cost of borrowing fluctuates with the weekly SIFMA.  The effective interest rate for the two TOB facilities as of December 31, 2011 was 1.86% per annum. If the average SIFMA Index Rate, including fees, had increased or decreased by 100 basis points for the year ended December 31, 2011, the interest expense payments on this variable-rate debt financing would have increased or decreased by approximately $177,000.

The interest rate of the mortgage financing on the MF Properties fluctuates based on the LIBOR.  Accordingly, the cost of borrowing on the debt will increase as the LIBOR increases.  As of December 31, 2011, the outstanding balance of the mortgage financing of the MF Properties was $46.2 million.  The weighted average effective interest rate for 2011 on the debt outstanding as of December 31, 2011 was approximately 4.2% per annum.  If the average LIBOR Rate, including fees, had increased or decreased by 100 basis points for the year ended December 31, 2011, the interest expense payments on this variable-rate debt financing would have increased or decreased by approximately $463,000.

The Partnership is managing its interest rate risk on its debt financing by entering into interest rate cap agreements that cap the amount of interest expense it could pay on its floating rate debt financing as follows:

In order to mitigate its exposure to interest rate fluctuations on the variable rate TEBS Financing, the Sponsor entered into interest rate cap agreements with Barclays Bank PLC, Bank of New York Mellon and Royal Bank of Canada, each in an initial notional amount of approximately $31.9 million which effectively limits the interest payable by the Company on the TEBS Financing to a fixed rate of 3.0% per annum on the combined notional amounts of the interest rate cap agreements through August 2017. The interest rate cap plus the Facility Fees payable to Freddie Mac result in a maximum potential cost of borrowing on the TEBS Financing of 4.9% per annum. In conjunction with the TEBS Financing and the payment of the Bank of America credit facility, the $50.0 million interest rate derivative purchased on June 18, 2009, was terminated. The $4.5 million interest rate cap agreement with Bank of America relates to the Glynn Place mortgage loan and was not renewed in 2011 when the mortgage was extended as discussed in Note 10.
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
These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. Interest rate derivative expense, which is the result of marking the interest rate derivative agreements to fair value, resulted in an increase of approximately $2.1 million in interest expense for the year ended December 31, 2011, as compared to an increase of approximately $572,000 in interest expense for the year ended December 31, 2010. These interest rate derivatives are presented on the balance sheet in Other Assets.  The carrying value of these derivatives was approximately $1.3 million and $3.4 million as of December 31, 2011 and 2010, respectively.

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

As of December 31, 2011, based on an accumulation of individual circumstances, the Partnership has identified the Woodland Park tax-exempt mortgage revenue bond for which certain actions were necessary to protect the Partnership's position as a secured bondholder and lender. As of December 31, 2011, Woodland Park owes the Partnership approximately $15.7 million under tax-exempt mortgage revenue bonds and approximately $914,000 under a taxable loan. This taxable loan has a full reserve recorded against it at December 31, 2011 and 2010. Based on the impairment evaluation (see Note 2 for discussion of our impairment testing method), the Partnership has concluded that no other-than-temporary impairment of its tax-exempt mortgage revenue bond existed at December 31, 2011 and 2010. However, the evaluation identified the interest receivable on the Woodland Park bond was impaired and an approximate $953,000 allowance for loss on receivables was recorded in 2011. There was no interest receivable allowance recorded at December 31, 2010. The Partnership will continue to monitor these investments for changes in circumstances that might warrant an impairment charge.

During the impairment evaluation at December 31, 2011, the Partnership identified an impairment of the Iona Lakes approximate $7.3 million taxable loan as a result of a change in the long-term outlook for this property.   Based on the projected future occupancy rates used in our 2011 discounted cash flow model,  a resulting loan loss charge and provision for loan losses of approximately $4.2 million was recorded which is attributable to the unitholders.

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

As the above information incorporates only those material positions or exposures that existed as of December 31, 2011, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks on the Partnership will depend on the exposures that arise during the period, the Partnership's risk mitigating strategies at that time and overall business and economic environment.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of America First Tax Exempt Investors, L.P.

We have audited the accompanying consolidated balance sheets of America First Tax Exempt Investors, L.P. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), partners' capital, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of America First Tax Exempt Investors, L.P. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5, the consolidated financial statements include total tax-exempt investments valued at approximately $135,700,000 (45% of total assets) and $100,600,000 (42% of total assets) as of December 31, 2011 and 2010, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values.  At December 31, 2011 and 2010, management's estimates were based on discounted cash flow or yield to maturity analyses performed by management.

As discussed in Note 2, the Company has changed its method of presenting comprehensive income in 2011 due to the adoption of the Financial Accounting Standards Board Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. The change in presentation has been applied retrospectively to all periods presented. As discussed in Note 2, the Company adopted guidance related to the consolidation of Variable Interest Entities effective January 1, 2010.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2012, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 2, 2012

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$20,213,413	$13,277,048
Restricted cash	13,905,367	25,252,756
Interest receivable	6,984,978	4,670,182
Tax-exempt mortgage revenue bonds held in trust, at fair value (Notes 5 & 9)	109,152,787	73,451,479
Tax-exempt mortgage revenue bonds, at fair value (Note 5)	26,542,565	27,115,164
Real estate assets: (Note 6)
Land	13,601,579	12,946,831
Buildings and improvements	118,042,404	91,802,694
Real estate assets before accumulated depreciation	131,643,983	104,749,525
Accumulated depreciation	(20,840,194)	(23,467,105)
Net real estate assets	110,803,789	81,282,420
Other assets (Note 7)	10,373,646	16,558,200
Total Assets	$297,976,545	$241,607,249

Liabilities
Accounts payable, accrued expenses and other liabilities	$3,559,277	$3,528,303
Distribution payable	3,911,340	3,803,399
Debt financing (Note 9)	112,673,000	95,608,000
Mortgages payable (Note 10)	46,243,883	10,645,982
Total Liabilities	166,387,500	113,585,684

Commitments and Contingencies (Note 15)

Partners' Capital
General partner (Note 2)	(354,006)	(280,629)
Beneficial Unit Certificate holders	154,911,228	161,389,189
Unallocated deficit of Consolidated VIEs	(23,512,962)	(32,945,669)
Total Partners' Capital	131,044,260	128,162,891
Noncontrolling interest (Note 6)	544,785	(141,326)
Total Capital	131,589,045	128,021,565
Total Liabilities and Partners' Capital	$297,976,545	$241,607,249

The accompanying notes are an integral part of the condensed consolidated financial statements.

    AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
Revenues:
Property revenues	$16,884,704	$14,692,537	$15,667,053
Mortgage revenue bond investment income	9,497,281	6,881,314	4,253,164
Other interest income	485,679	455,622	106,082
Other income	739,585	—	—
Gain on early extinguishment of debt	—	435,395	—
Gain on sale of assets held for sale	—	—	862,865
Total Revenues	27,607,249	22,464,868	20,889,164
Expenses:
Real estate operating (exclusive of items shown below)	9,859,424	10,016,742	10,127,657
Provision for loan loss	4,242,571	562,385	1,401,731
Provision for loss on receivables	952,700	—	—
Asset impairment charge - Weatherford	—	2,528,852	—
Depreciation and amortization	5,691,639	5,062,817	6,067,330
Interest	5,769,108	2,514,479	4,202,126
General and administrative	2,764,970	2,383,784	1,997,661
Total Expenses	29,280,412	23,069,059	23,796,505
Loss from continuing operations	(1,673,163)	(604,191)	(2,907,341)
Income from discontinued operations (including gain on bond redemption of $26,514,809 in 2009)	—	—	26,734,754
Net (loss) income	(1,673,163)	(604,191)	23,827,413
Net income (loss) attributable to noncontrolling interest	570,759	(203,831)	(11,540)
Net (loss) income - America First Tax Exempt Investors, L.P.	$(2,243,922)	$(400,360)	$23,838,953

Net income (loss) allocated to:
General Partner	$152,359	$28,532	$804,223
Limited Partners - Unitholders	(1,106,742)	2,037,368	2,538,773
Unallocated gain (loss) of Consolidated Property VIEs	(1,289,539)	(2,466,260)	20,495,957
Noncontrolling interest	570,759	(203,831)	(11,540)
	$(1,673,163)	$(604,191)	$23,827,413

Unitholders' interest in net (loss) income per unit (basic and diluted):
(Loss) income from continuing operations	$(0.04)	$0.07	$0.15
Income from discontinued operations	—	—	—
Net (loss) income, basic and diluted, per unit	$(0.04)	$0.07	$0.15

Weighted average number of units outstanding, basic and diluted	30,122,928	27,493,449	16,661,969

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2011	2010	2009

Net (loss) income	$(1,673,163)	$(604,191)	$23,827,413
Unrealized gain (loss) on securities	10,514,370	(3,023,351)	5,848,576
Comprehensive income (loss)	8,841,207	(3,627,542)	29,675,989
Comprehensive income (loss) attributable to noncontrolling interest	570,759	(203,831)	(11,540)
Comprehensive income (loss) - America First Tax Exempt Investors, L.P.	$8,270,448	$(3,423,711)	$29,687,529

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	General Partner		Beneficial Unit Certificate Holders	Unallocated deficit of variable interest entities	Non-controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)

		# of Units
Balance at January 1, 2009	$261,785	13,512,928	$93,277,480	$(52,711,654)	$67,716	$40,895,327	$(16,857,807)
Sale of Beneficial Unit Certificates		8,330,000	38,887,035			38,887,035
Noncontrolling interest contribution					6,329	6,329
Distributions paid or accrued	(1,460,644)		(9,403,296)			(10,863,940)
Reclassification of Tier II income	607,201		(607,201)			—
Net income (loss)	804,223		2,538,773	20,495,957	(11,540)	23,827,413
Unrealized gain on securities	58,486		5,790,090			5,848,576	5,848,576
Balance at December 31, 2009	271,051	21,842,928	130,482,881	(32,215,697)	62,505	98,600,740	(11,009,231)
Sale of Beneficial Unit Certificates		8,280,000	41,591,576			41,591,576
Deconsolidation of VIEs - (Note 4)	15,881		1,572,185	1,736,288		3,324,354	1,588,066
Consolidation of VIEs - (Note 4)	27,523		2,724,760			2,752,283	2,752,283
Distributions paid or accrued:
Regular distribution	(127,566)		(12,629,015)			(12,756,581)
Distribution of Tier II earnings (Note 2)	(465,816)		(1,397,449)			(1,863,265)
Net income (loss)	28,532		2,037,368	(2,466,260)	(203,831)	(604,191)
Unrealized loss on securities	(30,234)		(2,993,117)			(3,023,351)	(3,023,351)
Balance at December 31, 2010	(280,629)	30,122,928	161,389,189	(32,945,669)	(141,326)	128,021,565	(9,692,233)
Deconsolidation of VIE (Note 4)	(7,262)		(718,981)	10,722,246		9,996,003	(726,243)
Limited partners interest in Ohio Properties					115,352	115,352
Distributions paid or accrued:
Regular distribution	(154,969)		(14,555,517)	—		(14,710,486)
Distribution of Tier II earnings (Note 2)	(168,649)		(505,947)	—		(674,596)
Net income (loss)	152,359		(1,106,742)	(1,289,539)	570,759	(1,673,163)
Unrealized gain on securities	105,144		10,409,226	—		10,514,370	10,514,370
Balance at December 31, 2011	$(354,006)	$30,122,928	$154,911,228	$(23,512,962)	$544,785	$131,589,045	$95,894

 The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended,
	2011	2010	2009
Cash flows from operating activities:
Net loss (income)	$(1,673,163)	$(604,191)	$23,827,413
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	5,691,639	5,062,817	6,067,330
Asset impairment charge - Weatherford	—	2,528,852	—
Provision for loan loss	4,242,571	562,385	1,401,731
Provision for loss on receivables	952,700	—	—
Non-cash loss (gain) on derivatives	2,083,521	(571,684)	830,142
Bond discount amortization	(481,225)	(464,560)	—
Gains on bond retirement and asset sold	(463,461)	—	—
Gain on foreclosure	(104,988)	—	—
Gain on early extinguishment of debt	—	(435,395)	—
Gain on assets held for sale	—	—	(862,865)
Gain on sale of discontinued operations	—	—	(26,514,809)
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(1,575,860)	(2,740,834)	(223,980)
Decrease (increase) in other assets	1,137,626	(1,213,333)	(3,902,841)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	419,940	76,836	(961,475)
Net cash provided by (used by) operating activities	10,229,300	2,200,893	(339,354)
Cash flows from investing activities:
Acquisition of tax-exempt mortgage revenue bonds	(20,917,500)	(28,195,363)	(19,271,328)
Acquisition of partnerships, net of cash acquired	(24,779,613)	—	(7,886,852)
Proceeds from bond retirement	11,067,524	—	—
Principle payments received on tax-exempt and taxable mortgage revenue bonds	1,023,709	547,094	212,667
Principle payments received on taxable loans	4,528,137	—	—
Capital expenditures	(14,081,507)	(1,641,480)	(1,989,065)
Increase in restricted cash	(281,275)	36,031	22,977
Proceeds from assets sold	36,500	—	—
Restricted cash - debt collateral released (paid)	6,677,529	(15,409,293)	7,870,980
Change in restricted cash - Ohio sale	2,684,876	(2,684,876)	—
Cash released upon foreclosure	2,235,335	—	—
Transfer of cash to unconsolidated VIE upon deconsolidation	(5,135)	(88,949)	—
Transfer of cash from consolidated VIE upon consolidation	—	1,979	—
Acquisition of asset held for sale	—	—	(2,649,991)
Proceeds from assets held for sale	—	—	3,512,856
Proceeds from sale of discontinued operations	—	—	32,000,000
Investments in other assets	—	(1,115,000)	—
Net cash (used by) provided by investing activities	(31,811,420)	(48,549,857)	11,822,244
Cash flows from financing activities:
Distributions paid	(15,277,141)	(13,574,391)	(10,538,321)
Decrease (increase) in liabilities related to restricted cash	281,275	(36,031)	(22,977)
Proceeds from debt financing	58,599,571	95,810,000	55,500,000
Debt financing costs	(338,903)	(3,903,782)	(550,912)
Principal payments on debt financing and mortgage payable	(14,861,669)	(74,600,810)	(83,993,840)
Sale of LP interests - Ohio Properties	115,352	—	—
Loan extension payment	—	(246,485)	—
Derivative settlements	—	—	(238,980)
Acquisition of interest rate cap agreements	—	(2,694,600)	(605,500)
Sale of Beneficial Unit Certificates	—	41,591,576	38,887,035
Net cash provided by (used by) financing activities	28,518,485	42,345,477	(1,563,495)
Net increase (decrease) in cash and cash equivalents	6,936,365	(4,003,487)	9,919,395
Cash and cash equivalents at beginning of period, including cash and cash equivalents of discontinued operations of $0, $0, and $164,866 respectively	13,277,048	17,280,535	7,361,140
Cash and cash equivalents at end of period	$20,213,413	$13,277,048	$17,280,535

 The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the years ended,
	2011	2010	2009
Supplemental Cash Flow Information:
Cash paid during the period for interest	$3,580,562	$2,487,421	$4,431,099
Distributions declared but not paid	$3,911,340	$3,803,399	$2,757,945
Cash received for sale of MF Properties eliminated in consolidation (Note 6)	$—	$16,192,000	$—
Cash paid for purchase of tax exempt mortgage revenue bond eliminated in consolidation (Note 4)	$—	$(18,313,000)	$—
Cash paid for taxable loan eliminated in consolidation (Note 5)	$—	$(1,236,236)	$—
Capital expenditures financed through notes payable	$8,949,253	$95,646	$51,616
Liabilities assumed in the acquisition of partnerships	$—	$—	$6,506,329
 The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1.  Organization

America First Tax Exempt Investors, L.P. (the “Partnership”) was formed on April 2, 1998, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. Interest on these bonds is excludable from gross income for federal income tax purposes.  As a result, most of the income earned by the Partnership is exempt from federal income taxes.  Our general partner is America First Capital Associates Limited Partnership Two (“AFCA 2” or “General Partner”).  The Partnership will terminate on December 31, 2050, unless terminated earlier under provisions of its Agreement of Limited Partnership.

2.  Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements of the Company reported in this Form 10-K include the financial position and results of operations of the Partnership, the MF Properties owned by various limited partnerships in which one of the Partnership's wholly-owned subsidiaries (each a “Holding Company”) holds a 99% limited partner interest, three entities in which the Partnership does not hold an ownership interest but which own multifamily apartment properties financed with tax-exempt mortgage revenue bonds held by the Partnership and which are treated as variable interest entities ("VIEs") of which the Partnership has been determined to be the primary beneficiary (the “Consolidated VIEs”), and two bonds secured by the three properties, Crescent Village, Post Woods, and Willow Bend apartments in Ohio (the “Ohio Properties”) subject to a sales agreement (Note 3) which are eliminated in consolidation on the Company's financial statements.

Effective January 1, 2010, the Company adopted new provisions of the consolidation guidance included in Accounting Standards Codification 810, Consolidations, that amended the consolidation guidance applicable to VIEs and the definition of a VIE, and requires enhanced disclosures to provide more information about an enterprise's involvement in a VIE. Under the consolidation guidance, the Partnership must make an evaluation of these entities to determine if they meet the definition of a VIE. Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.

The revised accounting standard utilizes a more qualitative approach to evaluating VIEs for consolidation and requires the Partnership to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary, the entity that must consolidate the VIE, as the entity that has (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.  Upon adoption of this revised accounting standard, the Partnership re-evaluated all of its investments to determine if the property owners are VIEs and, if so, whether the Partnership is the primary beneficiary of the VIE. The guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. As a result, changes to the Consolidated VIEs may occur in the future based on changes in circumstances. The accounting guidance on consolidations is complex and requires significant analysis and judgment. The adoption of these provisions on January 1, 2010, resulted in the deconsolidation of certain entities previously included in the Company's consolidated financial statements. Through the continual reconsideration criteria, effective March 1, 2010, two additional entities determined to be VIEs were consolidated in 2010 and one entity was deconsolidated in 2011 (Note 4).

Stand-alone financial information of the Partnership reported in this Form 10-K includes only the financial position and results of operation of the Partnership and the MF Properties without the consolidation of the VIEs.  In the Company's consolidated financial statements, all transactions and accounts between the Partnership, the MF Properties and the VIEs have been eliminated in consolidation.

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

Restricted Cash
Restricted cash, which is legally restricted to use, is comprised of resident security deposits, required maintenance reserves, escrowed funds, restricted compensating balances, and property rehabilitation.  At December 31, 2011, certain of our credit facilities require restricted cash balances as additional collateral. Specifically, the tax-exempt bond securitization ("TEBS") facility, discussed below, required approximately $8.0 million, and two of the mortgages required approximately $2.9 million held as restricted cash balances.

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

There is no active trading market for the bonds and price quotes for the bonds are not available.  As a result, the Company bases its estimate of fair value of the tax-exempt mortgage revenue bonds using discounted cash flow and yield to maturity analyses performed by management. This calculation methodology encompasses a significant amount of management judgment in its application.  If available, management may also consider price quotes on similar bonds or other information from external sources, such as pricing services or broker quotes.  Pricing services, broker quotes and management's analyses provide indicative pricing only.

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

While the Company evaluates all available information, it focuses specifically on whether it has the intent to sell the securities prior to the time that their value recovers or until maturity, whether it is likely that the Company will be required to sell the securities before a recovery in value and whether the Company expects to recover the securities' entire amortized cost basis.  The ability to recover the securities' entire amortized cost basis is based on the likelihood of the issuer being able to make required principal and interest payments on the security.  The primary source of repayment of the amortized cost is the cash flows produced by the property which serve as the collateral for the bonds.  The Company utilizes a discounted cash flow model for the underlying property that serves as collateral on the bond and compares the results of the model to the amortized cost basis of the bond.  These models reflect the cash flows expected to be generated by the underlying properties over a ten year period, including an assumed property sale at the end of year ten, discounted using the effective interest rate on the bonds in accordance with the accounting guidance on other-than- temporary impairment of debt securities.  The inputs to these models require management to make assumptions the most significant of which include:

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

If the discounted cash flows from a property are less than the amortized cost of the bond, we believe that there is a strong indication that the cash flows from the property will not support the payment of the required principal and interest on the bond and, accordingly, the bonds are considered other-than-temporarily impaired.  If an other-than-temporary impairment exists, the amortized cost basis of the mortgage bond is written down to its estimated fair value.  The amount of the write-down representing a credit loss is accounted for as a realized loss on the statement of operations.  The amount of the write-down representing a non-credit loss is recorded to other comprehensive income. The difference between the amortized cost basis and the discounted cash flows using the effective interest rate represents the credit loss. Any residual decline in value would be considered the interest related loss or non-credit loss. The recognition of an other-than-temporary impairment and the potential impairment analysis are subject to a considerable degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the financial statements. If the Company experiences deterioration in the values of its investment portfolio, the Company may incur impairments to its investment portfolio which could negatively impact the Company's financial condition, cash flows, and reported earnings.

The Company owns some tax-exempt mortgage revenue bonds which were purchased at a discount. The discount is amortized on an effective yield method and the result is realized in mortgage revenue bond investment income in the current period.

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

In October 2010, the Texas Department of Housing and Community Affairs (“TDHCA”) issued a Notice of Termination of Tax Credit Assistance Program (“TCAP”) Funding to the General Partner of Residences at Weatherford. Together with the General Partner, the Company unsuccessfully appealed the termination. Based on the termination notice, the Company determined that the property fixed assets of Residences at Weatherford and the associated tax-exempt mortgage revenue bond which is eliminated in consolidation were impaired. As of December 31, 2010, the property fixed assets, consisting of land and land improvements, and the associated tax-exempt mortgage revenue bond owned by the Partnership have been written down to estimated fair value. The resulting impairment charge of approximately $2.7 million is attributable to the unitholders. In February 2011, the Company foreclosed on the current ownership and has begun construction on the Weatherford property (Note 6). There were no real estate impairment charges recognized in the years ended December 31, 2011 and 2009.

Property Loans
In addition to the tax-exempt mortgage revenue bonds held by the Company, loans have been made to the owners of the some of the properties which secure the bonds.  The repayment of these loans is dependent largely on the value of the property or its cash flows which collateralizes the loan.  The Company periodically evaluates these loans for potential losses by estimating the fair value of the property which collateralizes the loans and comparing the fair value to the outstanding tax-exempt mortgage revenue bonds plus any property loans.  The Company utilizes the discounted cash flow model discussed above except that in estimating a property fair value we evaluate a number of different DCF models that contain varying assumptions.   The various models may assume multiple revenue and expense scenarios, various capitalization rates and multiple discount rates.  The Company may also consider other information such as independent appraisals in estimating a property fair value.

If the estimated fair value of the property after deducting the amortized cost basis of the senior tax-exempt mortgage revenue bond exceeds the principal balance of the property loan then no potential loss is indicated and no allowance for loan loss is recorded.  If a potential loss is indicated, an allowance for loan loss is recorded against the outstanding loan amount and a loss is realized.  The determination of the need for an allowance for loan loss is subject to considerable judgment. For the years ended December 31, 2011, 2010 and 2009, the Company recognized a provision for loan losses of approximately $4.2 million, $562,000 and $1.4 million, respectively (Note 7).

Accounting for TEBS and TOB Financing Arrangements
The Company has evaluated the accounting guidance in regard to the TEBS and TOB Financing arrangements (Note 9) and has determined that the securitization transactions do not meet the accounting criteria for a sale or transfer of financial assets and will, therefore, be accounted for as a secured financing transactions. More specifically, the guidance on transfers and servicing sets forth the conditions that must be met to de-recognize a transferred financial asset. This guidance provides, in part, that the transferor has surrendered control over transferred assets if and only if the transferor does not maintain effective control over the transferred assets through any of the following:

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

The TEBS Financing agreements contain certain provisions that allow the Company to (1) cause the return of certain individual bonds under defined circumstances, (2) cause the return of all of the bonds by electing an Optional Series Pool Release or (3) cause the return of any defaulted bonds. The Optional Series Pool Release is defined in the agreements as two specific dates, September 15, 2017, or September 15, 2020, on which the Company has the option to repurchase all of the securitized bonds. Given these terms, the Company has concluded that the condition in item 2 above is present in the agreements and, therefore, effective control over the transferred assets has not occurred. As effective control has not been transferred the transaction does not meet the conditions to de-recognize the assets resulting in the TEBS Financing being presented on the Company's consolidated financial statements as a secured financing. The TOB Financing agreements contain certain provisions that allow the Company to call the bonds held in the TOB Trusts through their ownership of the residual participating interests ("LIFERS") so effective control has not been transferred resulting in the TOB Financings being presented on the Company's consolidated financial statements as a secured financing.

In addition to evaluating the TEBS Financing as a sale or transfer of financial assets, we have evaluated the securitization trust associated with the TEBS Financing (the “TEBS Trust”) under the provisions of consolidation guidance. As part of the TEBS Financing, certain bond assets of the Partnership were securitized into the TEBS Trust with Freddie Mac. The TEBS Trust then issued Class A and B TEBS Certificates. Other bond assets of the Partnership were securitized into the TOB Trust with Deutsche Bank (“DB”). The TOB trustee then issued senior floating-rate participating interests ("SPEARS") and LIFERS. The Partnership has determined that the TEBS Trust is a VIE and the Class B Certificates owned by the Partnership create a variable interest in the TEBS Trust. It was also determined that the TOB Trusts are a VIE and the LIFERS owned by the Partnership create a variable interest entity in the TOB Trusts.

In determining the primary beneficiary of the TEBS Trust and TOB Trusts, the Partnership considered the activities of each of the VIEs which most significantly impact the VIE's economic performance, who has the power to control such activities, the risks which the entity was designed to create, the variability associated with those risks and the interests which absorb such variability. The Partnership has retained the right, pursuant to the TEBS Financing agreements, to either substitute or reacquire some or all of the securitized bonds at various future dates and under various circumstances. As a result, the Partnership determined it had retained a controlling financial interest in the TEBS Trust because such actions effectively provide the Partnership with the ability to control decisions pertaining to the VIE's management of interest rate and credit risk. While in the TEBS Trust, the bond assets may only be used to settle obligations of the trust and the liabilities of the trust do not provide the Class A certificate holders with recourse to the general credit of the Partnership. The Partnership also determined it was the primary beneficiary of the TOB Trusts as it has the right to call the bonds within the trusts. The Partnership also considered the related party relationship of the entities involved in the VIE. It was determined that the Partnership met both of the primary beneficiary criteria and was the most closely associated with the VIE and, therefore, was determined to be the primary beneficiary under these financing arrangements.

Given these accounting determinations, the TEBS Financing and the associated TEBS Trust are presented as a secured financing within the consolidated financial statements. The TOB Financings and associated TOB trusts are also presented as a secured financing within the consolidated financial statements.

Deferred Financing Costs
Debt financing costs are capitalized and amortized on a straight-line basis over the stated maturity of the related debt financing agreement, which approximates the effective interest method. Bond issuance costs are capitalized and amortized on a straight-line basis over the stated maturity of the related tax-exempt mortgage revenue bonds, which approximates the effective interest method.  As of December 31, 2011 and 2010, debt financing costs and bond issuance costs of $5.2 million and $4.9 million, respectively, were included in other assets. These costs are reduced on the balance sheet by the accumulated amortization of approximately $1.6 million and $932,000 as of December 31, 2011 and 2010, respectively.

Comprehensive Income (Loss)
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), requiring entities to present net income (loss) and other comprehensive income (loss) in either a single continuous statement or in two separate, but consecutive, statements of net income (loss) and other comprehensive income (loss). ASU No. 2011-05 is effective for statements issued by the Company after January 1, 2012. In December 2011, the FASB Issued ASU 2011, 12, Comprehensive Income, which defers certain portions of ASU 2011-5 and indefinitely deferred the requirement to present classification adjustments out of accumulated other comprehensive income by component. The Company early adopted the provisions of ASU No. 2011-05 and ASU No. 2011-12 and accordingly all previous periods have been retrospectively presented.

Income Taxes
No provision has been made for income taxes because the unitholders are required to report their share of the Partnership's taxable income for federal and state income tax purposes.  Certain of the Consolidated VIEs and wholly-owned subsidiaries of the Partnership are corporations that are subject to federal and state income taxes.  At December 31, 2011 and 2010, the Company evaluated whether it was more likely than not that any deferred tax assets would be realized.  The Company has recorded a full valuation allowance of approximately $9.6 million and $13.9 million at December 31, 2011 and 2010, respectively, against the deferred tax assets created at these entities by timing differences because the realization of these future benefits is not more likely than not.

Revenue Recognition on Investments in Tax-Exempt Mortgage Revenue Bonds
The interest income received by the Partnership from its tax-exempt mortgage revenue bonds is dependent upon the net cash flow of the underlying properties. Base interest income on fully performing tax-exempt mortgage revenue bonds is recognized as it is earned. Base interest income on tax-exempt mortgage revenue bonds not fully performing is recognized as it is received. Past due base interest on tax-exempt mortgage revenue bonds, which are or were previously not fully performing, is recognized as it is received. The Partnership reinstates the accrual of base interest once the tax-exempt mortgage revenue bond's ability to perform is adequately demonstrated. Contingent interest income, which is only received by the Partnership if the property financed by a tax-exempt mortgage revenue bond that contains a contingent interest provision generates excess available cash flow as set forth in each bond, is recognized when realized or realizable. Past due base interest on tax-exempt mortgage revenue bonds, which are or were previously not fully performing, is recognized when realized or realizable. The Company reinstates the accrual of base interest once the tax-exempt mortgage revenue bond's ability to perform is adequately demonstrated. As of December 31, 2011 and 2010, the Company's tax-exempt mortgage revenue bonds were fully performing as to their base interest with the exception of the Woodland Park bond (Note 5).

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

Net Income per BUC
Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each year presented. The Partnership has no dilutive equity securities and, therefore, basic net income per BUC is the same as diluted net income per BUC.  The following table provides a reconciliation of net income per BUC holder:

	Years Ended December 31,
	2011	2010	2009
Calculation of unitholders' interest in (loss) income from continuing operations:
Loss from continuing operations	$(1,673,163)	$(604,191)	$(2,907,341)
Less: general partners' interest in income	152,359	28,532	804,223
Unallocated loss related to variable interest entities	(1,289,539)	(2,466,260)	(6,238,797)
Noncontrolling interest	570,759	(203,831)	(11,540)
Unitholders' interest in (loss) income from continuing operations	$(1,106,742)	$2,037,368	$2,538,773
Calculation of unitholders' interest in income (loss) from discontinued operations:
Income from discontinued operations	$—	$—	$26,734,754
Less: general partners' interest in income	—	—	—
Unallocated income related to variable interest entities	—	—	26,734,754
Unitholders' interest in discontinued operations	$—	$—	$—
Calculation of unitholders' interest in net income (loss)
Net (loss) income	$(1,673,163)	$(604,191)	$23,827,413
Less general partners' interest in net income	152,359	28,532	804,223
Unallocated (loss) income related to variable interest entities	(1,289,539)	(2,466,260)	20,495,957
Noncontrolling interest	570,759	(203,831)	(11,540)
Unitholders' interest in net (loss) income	$(1,106,742)	$2,037,368	$2,538,773

Weighted average number of units outstanding, (basic and diluted)	30,122,928	27,493,449	16,661,969
Unitholders' interest in net income per BUC (basic and diluted):
(Loss) income from continuing operations	$(0.04)	$0.07	$0.15
Income from discontinued operations	—	—	—
Net (loss) income	$(0.04)	$0.07	$0.15

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

The unallocated deficit of the Consolidated VIEs is primarily comprised of the accumulated historical net losses of the Consolidated VIEs as of the date of the implementation of the guidance on consolidations. The unallocated deficit of the Consolidated VIEs and the Consolidated VIEs' net losses subsequent to that date are not allocated to the General Partner and unitholders as such activity is not contemplated by, or addressed in, the Agreement of Limited Partnership.

The distributions paid or accrued per BUC during the fiscal years ended December 31, 2011, 2010, and 2009 were as follows:

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Cash Distributions	0.5000	0.5000	0.5100
Special Distribution	—	—	0.0350

In June 2010, the Company completed a sales transaction whereby four of the MF Properties, Crescent Village, Post Woods (I and II) and Willow Bend apartments in Ohio (the “Ohio Properties”), were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity. The Company acquired 100% of the $18.3 million tax-exempt mortgage revenue bonds issued by the Ohio Housing Finance Agency as part of a plan of financing for the acquisition and rehabilitation of the Ohio Properties. The tax-exempt mortgage revenue bonds secured by the Ohio Properties were acquired by the Company at par and consisted of two series. The Series A bond has a par value of $14.7 million and bears interest at an annual rate of 7.0%. The Series B bond has a par value of $3.6 million and bears interest at an annual interest rate of 10.0%. Both series of bonds mature in June 2050. The Company had previously acquired a 99% interest in the Ohio Properties as part of its strategy of acquiring existing multifamily apartment properties that it expects will be partially financed with new tax-exempt mortgage bonds at the time the properties become eligible for the issuance of additional LIHTCs. In addition to the new tax-exempt mortgage revenue bonds acquired by the Company, the plan of financing for the acquisition included other subordinated debt issued by the Company. At the time of acquistion, the new owners had not contributed any capital to the transaction and the Company effectively provided 100% of the capital structure to the new owners as part of the sale transaction. Pursuant to accounting guidance for property, plant, and equipment - real estate sales, the sale and restructure does not meet the criteria for derecognition of the properties or full accrual accounting for the gain. The guidance requires sufficient equity at risk as part of a sales transaction to indicate a commitment from the buyer (typically a minimum of 3 to 5% investment by the new owners). Under the sales agreement, the Ohio Properties were sold for a total purchase price of $16.2 million. Cash received by the selling limited partnerships as part of the sale transaction represents a gain on the sale transaction of approximately $1.8 million which has been deferred by the Company.

In October 2011, the three limited partnerships that own the Ohio Properties admitted two entities that are affiliates of Boston Capital (the “BC Partners”) as new limited partners as part of a syndication of LIHTCs on the Ohio Properties. The BC Partners have agreed to contribute approximately $6.7 million to the equity of these limited partnerships, subject to the Ohio Properties meeting certain debt service coverage ratios specified in the applicable limited partnership agreements. As of December 31, 2011, the Ohio Properties had not yet achieved these debt service coverage ratios and the BC Partners had not contributed a sufficient amount of additional capital to these limited partnerships to allow the Company to deconsolidate the Ohio Properties. Accordingly, the Company will continue to report each Ohio Property as an MF Property, and no gain from the 2010 sale of such Ohio Property will be recognized by the Company, until the Ohio Property achieves specified debt service coverage ratios and the BC Partners have contributed their additional capital to the limited partnership owning the Ohio Property. The Company expects that each of the Ohio Properties will achieve the debt service coverage ratios so that the BC Partners will fully fund their capital commitments during 2012. As that occurs, each Ohio Properties will cease to be reported as an MF Property and the Company will recognize the gain for the 2010 sale of the Ohio Property. After that time, the Company will report the tax-exempt mortgage bonds on such Ohio Property as an asset and will report the related interest income on the bond.

In connection with the BC Partners transaction, the Company entered into guarantee agreements with the BC Partners under which the Company has guaranteed certain obligations of the general partner of these limited partnerships, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur. A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehabilitation, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure. Even if a repurchase event should occur after the $7.8 million of equity has been contributed, 25% of the BC contributed capital would remain as equity in the Ohio Properties and thus BC, a third party, would have sufficient equity in the Ohio Properties for the Company to recognize the sale discussed above.

No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote (Note 15).

4.  Variable Interest Entities

Although each multifamily property financed with tax-exempt mortgage revenue bonds held by the Partnership is owned by a separate entity in which the Partnership has no equity ownership interest, the debt financing provided by the Partnership creates a variable interest in these ownership entities that may require the Partnership to report the assets, liabilities and results of operations of these entities on a consolidated basis under GAAP.   Under consolidation guidance, the Partnership must make an evaluation of these entities to determine if they meet the definition of a VIE.

At December 31, 2010, the Partnership determined that eight of the entities financed by tax-exempt mortgage revenue bonds owned by the Partnership were held by VIEs.  These VIEs were Ashley Square, Bent Tree, Cross Creek, Fairmont Oaks, Iona Lakes, Lake Forest, Residences at DeCordova ("DeCordova") and Residences at Weatherford ("Weatherford"). The Partnership then determined that it was the primary beneficiary of six of these VIEs; Bent Tree, Fairmont Oaks, Iona Lakes, Lake Forest, DeCordova and Weatherford and reported these six properties as Consolidated VIEs during 2010. In February 2011, the Partnership foreclosed on the bonds secured by the DeCordova and Weatherford properties and took direct ownership. As such, these entities are no longer reported as Consolidated VIEs but are reported as MF Properties. In June 2011, the ownership of Iona Lakes became a not-for-profit entity and Iona Lakes ceased to be reported as a Consolidated VIE. At December 31, 2011, the Partnership determined that five of the entities financed by tax-exempt mortgage revenue bonds owned by the Partnership were held by VIEs.  These VIEs were Ashley Square, Bent Tree, Cross Creek, Fairmont Oaks, and Lake Forest. The Partnership then determined that it is the primary beneficiary of three of these VIEs; Bent Tree, Fairmont Oaks, and Lake Forest and has continued to consolidate these entities.

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

Consolidated VIEs

At December 31, 2011, the Partnership determined it is the primary beneficiary of the Bent Tree, Fairmont Oaks, and Lake Forest VIEs. The capital structure of each of these VIEs consists of senior debt, subordinated debt, and equity capital. The senior debt is in the form of a tax-exempt mortgage revenue bond and accounts for the majority of the VIEs' total capital. As the bondholder, the Partnership is entitled to principal and interest payments and has certain protective rights as established by the bond documents. The equity ownership in these entities is ultimately held by corporations which are owned by four individuals, three of which are related parties. Additionally, each of these properties is managed by an affiliate of the Partnership, America First Properties Management Company, LLC (“Properties Management”) which is an affiliate of Burlington.

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

Non-Consolidated VIEs

As a result of consolidation guidance effective January 1, 2010, the Company deconsolidated two entities, the Ashley Square and Cross Creek VIEs. In determining the primary beneficiary of these VIEs, the Partnership considered the activities of each VIE which most significantly impact the VIEs' economic performance, who has the power to control such activities, the risks which the entities were designed to create, the variability associated with those risks and the interests which absorb such variability. The significant activities of the VIE that impact the economic performance of the entity include leasing and maintaining apartments, determining if the property is to be sold, decisions relating to debt refinancing, the selection of or replacement of the property manager and the approval of the operating and capital budgets. As discussed below, while the capital structures of these VIEs resulted in the Partnership holding a majority of the variable interests in these VIEs, the Partnership determined it does not have the power to direct the activities of these VIEs that most significantly impact the VIEs' economic performance and, as a result, is not the primary beneficiary of these VIEs.
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

Cross Creek - Cross Creek Apartments Holdings LLC is the owner of the Cross Creek Apartments. On January 1, 2010, Cross Creek Apartment Holdings LLC entered into a new operating agreement and admitted three new members. These new members committed approximately $2.2 million of capital, payable in three installments including $563,000 on January 1, 2010. The new operating agreement and admission of new owner members constitutes a reconsideration event as outlined in the consolidation guidance which triggers a re-evaluation of the holders of variable interests to determine the primary beneficiary of the VIE. The capital structure of the VIE consists of senior debt, subordinated loans and equity capital at risk. The senior debt is in the form of tax-exempt mortgage revenue bonds that are 100% owned by the Partnership and account for the majority of the VIE's total capital. As the bondholder, the Partnership is entitled to principal and interest payments and has certain protective rights as established by the bond documents. The three newly admitted members of this VIE are each unaffiliated with the Partnership and have contributed significant equity capital to the VIE. These members collectively control a 99% interest in the VIE. The other 1% member of this VIE is FAH, which is also unaffiliated with the Partnership. Additionally, this property is managed by Properties Management.

The following table presents information regarding the carrying value and classification of the assets held by the Partnership as of December 31, 2011 and 2010, which constitute a variable interest in Ashley Square and Cross Creek.

December 31, 2011
	Balance Sheet	Carrying	Maximum Exposure
	Classification	Value	to Loss
Ashley Square Apartments
Tax Exempt Mortgage Revenue Bond	Bond Investment	$5,308,000	$5,308,000
Property Loan	Other Asset	1,190,000	6,117,528
		$6,498,000	$11,425,528

Cross Creek Apartments
Tax Exempt Mortgage Revenue Bond	Bond Investment	$7,785,645	$5,961,478
Property Loans	Other Asset	3,564,755	3,564,755
		$11,350,400	$9,526,233

December 31, 2010
	Balance Sheet	Carrying	Maximum Exposure
	Classification	Value	to Loss
Ashley Square Apartments
Tax Exempt Mortgage Revenue Bond	Bond Investment	4,712,187	5,356,000
Property Loan	Other Asset	1,190,000	5,804,975
		$5,902,187	$11,160,975

Cross Creek Apartments
Tax Exempt Mortgage Revenue Bond	Bond Investment	7,251,128	5,913,776
Property Loans	Other Asset	3,183,754	3,183,754
		$10,434,882	$9,097,530

The following tables provide information about the three VIEs and the six VIEs consolidated at December 31, 2011 and 2010 in the Partnership's financial statements under the provisions of the guidance on consolidations. These schedules also include information on the tax-exempt mortgage revenue bonds owned by the Partnership which are eliminated in consolidation, as of December 31, 2011 and 2010, respectively. In addition to the tax-exempt mortgage revenue bonds detailed below, the Partnership has made taxable loans to these consolidated VIEs of $10.3 million and $18.4 million as of December 31, 2011 and 2010, respectively.

VIEs - December 31, 2011
			Base	Principal	Income
		Maturity	Interest	Outstanding at	Earned in
Property Name	Location	Date	Rate	Dec. 31, 2011	2011
Bent Tree Apartments (1)	Columbia, SC	12/15/2030	6.25%	$7,686,000	$482,203
Fairmont Oaks Apartments (1)	Gainsville, FL	4/1/2033	6.30%	7,520,000	475,839
Lake Forest Apartments (1)	Daytona Beach, FL	12/1/2031	6.25%	9,201,000	577,813
Total Tax-Exempt Mortgage Bonds				$24,407,000	$1,535,855
(1) Bonds held by ATAX TEBS I, LLC
VIEs - December 31, 2010
			Base	Principal	Income
		Maturity	Interest	Outstanding at	Earned in
Property Name	Location	Date	Rate	Dec. 31, 2010	2010
Bent Tree Apartments (1)	Columbia, SC	12/15/2030	6.25%	$7,748,000	$698,163
Fairmont Oaks Apartments (1)	Gainsville, FL	4/1/2033	6.30%	$7,592,000	$479,792
Iona Lakes Apartments	Ft. Myers, FL	4/1/2030	6.90%	$15,895,000	$1,102,534
Lake Forest Apartments (1)	Daytona Beach, FL	12/1/2031	6.25%	$9,297,000	$654,806
Residences at DeCordova	Granbury, TX	5/1/2047	6.00%	$4,853,000	$242,650
Residences at Weatherford	Weatherford, TX	5/1/2047	6.00%	$4,686,000	$164,010
Total Tax-Exempt Mortgage Bonds				$50,071,000	$3,341,955
(1) Bonds held by ATAX TEBS I, LLC

The following tables present the effects of the consolidation of the VIEs on the Company's Consolidated Balance Sheets and Statements of Operations. As discussed above, the assets of the VIEs cannot be used to settle the general commitments of the Partnership and the Partnership is not responsible for the commitments and liabilities of the VIEs. The cash flows from the VIEs do not represent cash flows available to the Partnership.

Consolidating Balance Sheets as of December 31, 2011 and 2010:

	Partnership as of December 31, 2011	Consolidated VIEs as of December 31, 2011	Consolidation -Elimination as of December 31, 2011	Total as of December 31, 2011
Assets
Cash and cash equivalents	$20,200,695	$12,718	$—	$20,213,413
Restricted cash	12,968,314	937,053	—	13,905,367
Interest receivable	11,395,266	—	(4,410,288)	6,984,978
Tax-exempt mortgage revenue bonds held in trust	132,920,723	—	(23,767,936)	109,152,787
Tax-exempt mortgage revenue bonds	26,542,565	—	—	26,542,565
Real estate assets:
Land	10,351,535	3,250,044	—	13,601,579
Buildings and improvements	86,434,411	31,607,993	—	118,042,404
Real estate assets before accumulated depreciation	96,785,946	34,858,037	—	131,643,983
Accumulated depreciation	(8,507,860)	(12,332,334)	—	(20,840,194)
Net real estate assets	88,278,086	22,525,703	—	110,803,789
Other assets	20,385,186	839,879	(10,851,419)	10,373,646
Total Assets	$312,690,835	$24,315,353	$(39,029,643)	$297,976,545

Liabilities
Accounts payable, accrued expenses and other liabilities	$2,584,486	$24,780,781	$(23,805,990)	$3,559,277
Distribution payable	3,911,340	—	—	3,911,340
Debt financing	112,673,000	—	—	112,673,000
Mortgages payable	46,243,883	24,407,000	(24,407,000)	46,243,883
Total Liabilities	165,412,709	49,187,781	(48,212,990)	166,387,500
Partners' Capital
General Partner	(354,006)	—	—	(354,006)
Beneficial Unit Certificate holders	147,087,347	—	7,823,881	154,911,228
Unallocated deficit of Consolidated VIEs	—	(24,872,428)	1,359,466	(23,512,962)
Total Partners' Capital	146,733,341	(24,872,428)	9,183,347	131,044,260
Noncontrolling interest	544,785	—	—	544,785
Total Capital	147,278,126	(24,872,428)	9,183,347	131,589,045
Total Liabilities and Partners' Capital	$312,690,835	$24,315,353	$(39,029,643)	$297,976,545

	Partnership as of December 31, 2010	Consolidated VIEs as of December 31, 2010	Consolidation -Elimination as of December 31, 2010	Total as of December 31, 2010
Assets
Cash and cash equivalents	$13,095,306	$181,742	$—	$13,277,048
Restricted cash	21,259,931	3,992,825	—	25,252,756
Interest receivable	10,154,676	—	(5,484,494)	4,670,182
Tax-exempt mortgage revenue bonds held in trust	95,400,690	—	(21,949,211)	73,451,479
Tax-exempt mortgage revenue bonds	47,956,608	—	(20,841,444)	27,115,164
Real estate assets:
Land	6,736,351	6,210,480	—	12,946,831
Buildings and improvements	37,780,446	54,022,248	—	91,802,694
Real estate assets before accumulated depreciation	44,516,797	60,232,728	—	104,749,525
Accumulated depreciation	(5,229,598)	(18,237,507)	—	(23,467,105)
Net real estate assets	39,287,199	41,995,221	—	81,282,420
Other assets	33,078,415	1,334,439	(17,854,654)	16,558,200
Total Assets	$260,232,825	$47,504,227	$(66,129,803)	$241,607,249

Liabilities
Accounts payable, accrued expenses and other liabilities	$1,580,642	$39,069,063	$(37,121,402)	$3,528,303
Distribution payable	3,803,399	—	—	3,803,399
Debt financing	95,608,000	—	—	95,608,000
Mortgages payable	10,645,982	50,071,000	(50,071,000)	10,645,982
Total Liabilities	111,638,023	89,140,063	(87,192,402)	113,585,684
Partners' Capital
General Partner	(280,629)	—	—	(280,629)
Beneficial Unit Certificate holders	149,016,757	—	12,372,432	161,389,189
Unallocated deficit of Consolidated VIEs	—	(41,635,836)	8,690,167	(32,945,669)
Total Partners' Capital	148,736,128	(41,635,836)	21,062,599	128,162,891
Noncontrolling interest	(141,326)	—	—	(141,326)
Total Capital	148,594,802	(41,635,836)	21,062,599	128,021,565
Total Liabilities and Partners' Capital	$260,232,825	$47,504,227	$(66,129,803)	$241,607,249

Consolidating Statements of Operations for the years ended December 31, 2011, 2010 and 2009:

	Partnership For the Year Ended December 31, 2011	Consolidated VIEs For the Year Ended December 31, 2011	Consolidation -Elimination For the Year Ended December 31, 2011	Total For the Year Ended December 31, 2011
Revenues:
Property revenues	$10,974,897	$5,909,807	$—	$16,884,704
Mortgage revenue bond investment income	11,515,237	—	(2,017,956)	9,497,281
Other interest income	485,679	—	—	485,679
Other income	634,597	4,133,477	(4,028,489)	739,585
Total Revenues	23,610,410	10,043,284	(6,046,445)	27,607,249
Expenses:
Real estate operating (exclusive of items shown below)	6,255,007	3,604,417	—	9,859,424
Provision for loss on receivables	4,242,571	—	—	4,242,571
Provision for loan loss	952,700	—	—	952,700
Depreciation and amortization	4,009,678	1,718,899	(36,938)	5,691,639
Interest	5,769,108	4,037,725	(4,037,725)	5,769,108
General and administrative	2,764,970	—	—	2,764,970
Total Expenses	23,994,034	9,361,041	(4,074,663)	29,280,412
Net (loss) income	(383,624)	682,243	(1,971,782)	(1,673,163)
Less: net income attributable to noncontrolling interest	570,759	—	—	570,759
Net (loss) income - America First Tax Exempt Investors, L. P.	(954,383)	682,243	(1,971,782)	(2,243,922)

	Partnership For the Year Ended December 31, 2010	Consolidated VIEs For the Year Ended December 31, 2010	Consolidation -Elimination For the Year Ended December 31, 2010	Total For the Year Ended December 31, 2010
Revenues:
Property revenues	$7,205,099	$7,487,438	$—	$14,692,537
Mortgage revenue bond investment income	10,223,269	—	(3,341,955)	6,881,314
Gain on early extinguishment of debt	435,395	—	—	435,395
Other interest income	488,427	—	(32,805)	455,622
Total Revenues	18,352,190	7,487,438	(3,374,760)	22,464,868
Expenses:
Real estate operating (exclusive of items shown below)	4,917,287	5,099,455	—	10,016,742
Provision for loan loss	1,147,716	—	(585,331)	562,385
Asset impairment charge - Weatherford	2,716,330	2,767,070	(2,954,548)	2,528,852
Depreciation and amortization	2,810,525	2,305,313	(53,021)	5,062,817
Interest	2,514,479	5,546,229	(5,546,229)	2,514,479
General and administrative	2,383,784	—	—	2,383,784
Total Expenses	16,490,121	15,718,067	(9,139,129)	23,069,059
Net income (loss)	1,862,069	(8,230,629)	5,764,369	(604,191)
Less: net loss attributable to noncontrolling interest	(203,831)	—	—	(203,831)
Net income (loss) - America First Tax Exempt Investors, L. P.	$2,065,900	$(8,230,629)	$5,764,369	$(400,360)

	Partnership For the Year Ended December 31, 2009	Consolidated VIEs For the Year Ended December 31, 2009	Consolidation -Elimination For the Year Ended December 31, 2009	Total For the Year Ended December 31, 2009
Revenues:
Property revenues	$7,045,578	$8,621,475	$—	$15,667,053
Mortgage revenue bond investment income	11,087,923	—	(6,834,759)	4,253,164
Gain on sale of assets held for sale	862,865	—	—	862,865
Other interest income	106,082	—	—	106,082
Loss on sale of security	(127,495)		127,495	—
Total Revenues	18,974,953	8,621,475	(6,707,264)	20,889,164
Expenses:
Real estate operating (exclusive of items shown below)	4,151,353	5,976,304	—	10,127,657
Provision for loan loss	1,696,730	—	(294,999)	1,401,731
Depreciation and amortization	3,514,073	2,608,915	(55,658)	6,067,330
Interest	4,283,680	6,847,884	(6,929,438)	4,202,126
General and administrative	1,997,661	—	—	1,997,661
Total Expenses	15,643,497	15,433,103	(7,280,095)	23,796,505
Income (loss) from continuing operations	3,331,456	(6,811,628)	572,831	(2,907,341)
Income (loss) from discontinuing operations	—	34,786,445	(8,051,691)	26,734,754
Net income (loss)	3,331,456	27,974,817	(7,478,860)	23,827,413
Less: net loss attributable to noncontrolling interest	(11,540)	—	—	(11,540)
Net income (loss) - America First Tax Exempt Investors, L. P.	$3,342,996	$27,974,817	$(7,478,860)	$23,838,953

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

5.  Investments in Tax-Exempt Mortgage Revenue Bonds

Each of the tax-exempt mortgage revenue bonds were issued by various state and local governments, their agencies and authorities to finance the construction or rehabilitation of income-producing real estate properties. However, the tax-exempt mortgage revenue bonds do not constitute an obligation of any state or local government, agency or authority and no state or local government, agency or authority is liable on them, nor is the taxing power of any state or local government pledged to the payment of principal or interest on the tax-exempt mortgage revenue bonds. The tax-exempt mortgage revenue bonds are non-recourse obligations of the respective owners of the properties. The sole source of the funds to pay principal and interest on the tax-exempt mortgage revenue bonds is the net cash flow or the sale or refinancing proceeds from the properties. Each tax-exempt mortgage revenue bond, however, is collateralized by a first mortgage on all real and personal property included in the related property and an assignment of rents.  Each of the tax-exempt mortgage revenue bonds bears tax-exempt interest at a fixed rate and five of the tax-exempt mortgage revenue bonds provide for the payment of additional contingent interest that is payable solely from available net cash flow generated by the financed property.

The tax-exempt mortgage revenue bonds owned by the Company have been issued to provide construction and/or permanent financing of multifamily residential properties. The carrying value of each of the Partnership's tax-exempt mortgage revenue bonds as of December 31, 2011 and 2010 is as follows:

	December 31, 2011
Description of Tax-Exempt	Cost adjusted	Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	for pay-downs	Gain	Loss	Fair Value
Ashley Square (1)	$5,308,000	$—	$—	$5,308,000
Autumn Pines (2)	12,280,776	—	(152,094)	12,128,682
Bella Vista (1)	6,650,000	—	(405,184)	6,244,816
Bridle Ridge (1)	7,815,000	—	(469,056)	7,345,944
Brookstone (1)	7,437,947	1,116,538	—	8,554,485
Cross Creek (1)	5,961,478	1,824,167	—	7,785,645
GMF-Madison Tower (2)	3,810,000	51,130	—	3,861,130
GMF-Warren/Tulane (2)	11,815,000	321,722	—	12,136,722
Lost Creek (1)	16,051,048	1,962,587	—	18,013,635
Runnymede (1)	10,685,000	—	(434,452)	10,250,548
Southpark (1)	11,925,483	1,431,637	—	13,357,120
Woodlynn Village (1)	4,492,000	—	(325,940)	4,166,060
Tax-exempt mortgage revenue bonds held in trust	$104,231,732	$6,707,781	$(1,786,726)	$109,152,787

Description of Tax-Exempt	Cost adjusted	Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	for pay-downs	Gain	Loss	Fair Value
Iona Lakes	$15,720,000	$160,658	$—	$15,880,658
Woodland Park	15,662,000	—	(5,000,093)	10,661,907
Tax-exempt mortgage revenue bonds	$31,382,000	$160,658	$(5,000,093)	$26,542,565

	December 31, 2010
Description of Tax-Exempt	Cost adjusted	Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	for pay-downs	Gain	Loss	Fair Value
Ashley Square (1)	$5,356,000	$—	$(643,813)	$4,712,187
Bella Vista (1)	6,695,000	—	(1,044,554)	5,650,446
Bridle Ridge (1)	7,865,000	—	(1,342,509)	6,522,491
Brookstone (1)	7,418,019	287,507	—	7,705,526
Cross Creek (1)	5,913,776	1,337,352	—	7,251,128
Lost Creek (1)	15,928,741	516,094	—	16,444,835
Runnymede (1)	10,755,000	—	(1,545,327)	9,209,673
Southpark (1)	11,940,458	264,143	—	12,204,601
Woodlynn Village (1)	4,522,000	—	(771,408)	3,750,592
Tax-exempt mortgage revenue bonds held in trust	$76,393,994	$2,405,096	$(5,347,611)	$73,451,479

Description of Tax-Exempt	Cost adjusted	Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	for pay-downs	Gain	Loss	Fair Value
Autumn Pines	$12,334,247	$—	$(1,244,227)	$11,090,020
Clarkson College	5,836,667	—	(821,753)	5,014,914
Woodland Park	15,662,000	—	(4,651,770)	11,010,230
Tax-exempt mortgage revenue bonds	$33,832,914	$—	$(6,717,750)	$27,115,164

    (1) Bonds owned by ATAX TEBS I, LLC, Note 9
(2) Bond held by Duetsche Bank in a secured financing transaction, Note 9

Valuation - As all of the Company's investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheets at their estimated fair values.  Due to the limited market for the tax-exempt bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the bonds.  There is no active trading market for the bonds and price quotes for the bonds are not generally available.  As of December 31, 2011 and December 31, 2010, all of the Company's tax-exempt mortgage revenue bonds were valued using discounted cash flow and yield to maturity analysis performed by management.  Management's valuation encompasses judgment in its application.  The key assumption in management's yield to maturity analysis is the range of effective yields on the individual bonds.  At December 31, 2011, the range of effective yields on the individual bonds was 6.3% to 9.0%.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these bonds.  Assuming an immediate ten percent adverse change in the key assumption, the effective yields on the individual bonds would increase to a range of 6.9% to 9.9% and would result in additional unrealized losses on the bond portfolio of approximately $10.7 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  Pricing services, broker quotes and management's analysis provide indicative pricing only.

Unrealized gains or losses on these tax-exempt bonds are recorded in accumulated other comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. As of December 31, 2011, the five current bonds that are in an unrealized loss position have been in an unrealized loss position for greater than twelve months.  The valuation of all of the current bonds has improved over the prior year. The Company has reviewed each of its mortgage revenue bonds for impairment. Based upon this evaluation, the current unrealized losses on the bonds are not considered to be other-than-temporary. If the credit and capital markets deteriorate further, the Company experiences deterioration in the values of its investment portfolio, or if the Company's intent and ability to hold certain bonds changes, the Company may incur impairments to its investment portfolio which could negatively impact the Company's financial condition, cash flows, and reported earnings.

The Company previously identified three tax-exempt mortgage revenue bonds for which certain actions may be necessary to protect the Company’s position as a secured bondholder and lender. These bonds were Woodland Park, DeCordova and Weatherford.  The Company foreclosed on the bonds secured by DeCordova and Weatherford in February 2011 and one of the Company's subsidiaries took full ownership of these two properties. These properties are now classified and presented as MF Properties of the Company as discussed in Note 6.

The Company has evaluated the Woodland Park bond holding for an other-than-temporary decline in value as of December 31, 2011 and 2010 (see Note 2 for discussion of our impairment testing method).  Based on this evaluation, the Company has concluded that no other-than-temporary impairment of the Woodland Park bond existed at December 31, 2011 and 2010. However, the evaluation determined that the interest receivable accrued on the Woodland Park bond was impaired and an approximate $953,000 allowance for loss on receivables was recorded in 2011. There was no interest receivable allowance recorded at December 31, 2010. The Partnership will continue to monitor these investments for changes in circumstances that might warrant an impairment charge.

The Company's ability to recover the tax-exempt mortgage revenue bond's entire amortized cost basis is dependent upon the issuer being able to meet debt service requirements.  The primary source of repayment is the cash flows produced by the property which serves as the collateral for the bonds.  The Company utilizes a discounted cash flow model for the underlying property and compares the results of the model to the amortized cost basis of the bond.  These models reflect the cash flows expected to be generated by the underlying properties over a ten year period, including an assumed property sale at the end of year ten, discounted using the effective interest rate on the bonds in accordance with the accounting guidance on other than temporary impairment of debt securities. The revenue, expense and resulting net operating income projections which are the basis for the discounted cash flow model are based on judgment.

The various revenue and expense projections for the Woodland Park property operations are summarized as follows:

•
Revenue and expenses projected for 2012 are equal to the property budget.  Budgeted revenues of approximately $1.9 million are based on a budgeted average occupancy of 90%.  Budgeted expenses are approximately $879,000.  Revenues are projected to grow over the ten years in the model to approximately $2.2 million in year ten based on average annual rental increases of 2% and an average occupancy increasing over time to 93%.  Expenses are projected to grow to approximately $1.1 million in year ten based on average annual increases of 2.5%.

The following is a discussion of the circumstances related to the Woodland Park bond. In May 2010, there were insufficient funds available for debt service and the property owner did not provide additional capital to fund the shortfall. As a result, a payment default on the bonds has occurred. In order to protect its investment, the Partnership issued a formal notice of default through the bond trustee and started the foreclosure process. The foreclosure process has been extended and the Partnership cannot estimate when it will be completed. The Partnership continues to enforce its rights as the first lien position. The Partnership believes it will be successful in removing and replacing the general and limited partners of the property owner through foreclosure. This action would allow a new property owner to re-syndicate the LIHTCs associated with this property. If these LIHTCs can be successfully re-syndicated, it will provide additional capital to the project which can be used to support debt service payments on the tax-exempt mortgage revenue bonds until property operations improve to the point that sufficient cash is generated to pay any past due amounts on the bonds as well as ongoing debt service. If the re-syndication of LIHTCs is not successful, the Partnership may pursue other options including making additional taxable loans to the property or completing the foreclosure process and taking direct ownership of the property. As of December 31, 2010, the property had 190 units leased out of total available units of 236, or 81% physical occupancy. As of December 31, 2011 the occupancy had increased to 215 units leased out of a total available units of 236, or 91% physical occupancy.

Recent Bond Activity

In October 2011, the Briarwood Manor bond was called and retired at par plus accrued interest for approximately $4.9 million. This transaction resulted in approximately $445,000 gain reported in the fourth quarter. The net redemption proceeds were used by the Company to retire its $4.0 million term note with Omaha State Bank. The Briarwood bond was originally purchased in February 2011 for $4.5 million.

In June 2011, the Partnership acquired at par a $3.8 million tax-exempt mortgage revenue bond and a $315,000 taxable revenue bond secured by the GMF-Madison Tower Apartments, a 147 unit multifamily apartment complex located in Memphis, Tennessee, which represented 100% of the bond issuance. These bonds were issued for the acquisition of the GMF-Madison Tower Apartments by an affiliate of the Global Ministries Foundation, an unaffiliated not-for-profit entity. The tax-exempt bond carries an annual interest rate of 6.75% and matures on December 1, 2046. The taxable bond carries an annual interest rate of 7.75% and matures on December 1, 2019. The bonds do not provide for contingent interest. The Company has determined that the entity which owns GMF-Madison Tower Apartments is an unrelated not-for-profit which under the accounting guidance is not subject to applying the VIE consolidation guidance. As a result, its financial statements are not consolidated into the consolidated financial statements of the Company.

In June 2011, the Partnership acquired at par an $11.8 million tax-exempt mortgage revenue bond and a $485,000 taxable revenue bond secured by the GMF-Warren/Tulane Apartments, a 448 unit multifamily apartment complex located in Memphis, Tennessee, which represented 100% of the bond issuance. These bonds were issued for the acquisition of the GMF-Warren/Tulane Apartments by an affiliate of the Global Ministries Foundation, an unaffiliated not-for-profit entity. The tax-exempt bond carries an annual interest rate of 6.75% and matures on December 1, 2046. The taxable bond carries an annual interest rate of 6.5% and matures on December 1, 2015. The bonds do not provide for contingent interest. The Company has determined that the entity which owns GMF-Warren/Tulane Apartments is an unrelated not-for-profit which under the accounting guidance is not subject to applying the VIE consolidation guidance. As a result, its financial statements are not consolidated into the consolidated financial statements of the Company.

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

In November 2010, the Company acquired the tax-exempt mortgage revenue bond for a 250 unit multifamily apartment complex in Humble, Texas (Houston) known as Autumn Pines for approximately $12.3 million which represented 100% of the bond issuance. The bond par value is $13.4 million with an annual interest rate of 5.8%. The bond purchase price results in a yield to maturity of approximately 7.0% per annum. The bond matures in October 2046.

In June 2010, the Company acquired all of the $18.3 million tax-exempt mortgage revenue bonds issued by the Ohio Housing Finance Agency in order to provide debt financing for the acquisition and rehabilitation of Crescent Village, Post Woods I, Post Woods II and Willow Bend Apartments in Ohio (the “Ohio Properties”). The tax-exempt mortgage bonds secured by the Ohio Properties were acquired by the Company at par and were issued in two series. The Series A bond has a par value of $14.7 million and bears interest at a fixed annual rate of 7.0%. The Series B bond has a par value of $3.6 million and bears interest at a fixed annual rate of 10.0%. Neither series provides for contingent interest. Each series of bonds matures in June 2050. In connection with the bond financing transaction, ownership of the Ohio Properties was conveyed by the Company to three new ownership entities controlled by an unaffiliated not-for-profit entity. However, because the new ownership entities had no equity capital at the time of purchase and the property operations are the sole source of debt service on the Company's bonds, the Company is required to continue to account for the Ohio Properties as if it is the owner of real estate rather than as a secured lender. As such, the Company continued to consolidate the Ohio Properties on its financial statements as of December 31, 2011 which, among other things, results in the elimination of the bonds in consolidation (Note 3).

In May 2010, the Company acquired the tax-exempt mortgage revenue bond for a 261 unit multifamily apartment complex in San Antonio, Texas known as The Villages at Lost Creek for approximately $15.9 million which represented 100% of the bond issuance. The bond par value is $18.5 million with an annual interest rate of 6.25%. The bond purchase price results in a yield to maturity of approximately 7.55% per annum. The bond matures in June 2041.

The Company has determined that the underlying entities that own the Autumn Pines Apartments, Lost Creek Apartments, Brookstone Apartments, South Park Ranch Apartments, GMF-Warren/Tulane Apartments, and GMF-Madison Apartments, which are financed by bonds owned by the Partnership do not meet the definition of a VIE and accordingly, their financial statements are not required to be consolidated into the Company's consolidated financial statements under the guidance on consolidations.

Descriptions of certain terms of the tax-exempt mortgage revenue bonds are as follows:

Property Name	Location	Maturity Date	Base Interest Rate	Principal Outstanding Dec. 31, 2011	Income Earned In 2011

Ashley Square (1)	Des Moines, IA	12/1/2025	6.25%	$5,308,000	$333,125
Autumn Pines (2)	Humble, TX	10/1/2046	5.80%	13,325,000	776,983
Bella Vista (1)	Gainesville, TX	4/1/2046	6.15%	6,650,000	409,667
Bridle Ridge (1)	Greer, SC	1/1/2043	6.00%	7,815,000	469,550
Brookstone (1)	Waukegan, IL	5/1/2040	5.45%	9,490,809	518,540
Cross Creek (1)	Granbury, TX	3/1/2049	6.15%	8,634,693	532,810
GMF-Madison (2)	Memphis, TN	12/1/2046	6.75%	3,810,000	136,446
GMF-Warren/Tulane (2)	Memphis, TN	12/1/2046	6.75%	11,815,000	423,125
Iona Lakes	Ft. Myers, FL	4/1/2030	6.90%	15,720,000	634,800
Runnymede (1)	Austin, TX	10/1/2042	6.00%	10,685,000	643,200
Southpark (1)	Austin, TX	12/1/2049	6.13%	14,000,000	862,834
Villages at Lost Creek (1)	San Antonio, TX	6/1/2041	6.25%	18,500,000	1,156,250
Woodland Park	Topeka, KS	11/1/2047	6.00%	15,013,000	900,780
Woodland Park	Topeka, KS	11/1/2047	8.00%	649,000	51,920
Woodlynn Village (1)	Maplewood, MN	11/1/2042	6.00%	4,492,000	270,570
Total Tax-Exempt Mortgage Bonds				$145,907,502	$8,120,600

Property Name	Location	Maturity Date	Base Interest Rate	Principal Outstanding Dec. 31, 2010	Income Earned In 2010

Ashley Square (1)	Des Moines, IA	12/1/2025	6.25%	$5,356,000	$422,235
Autumn Pines	Humble, TX	10/1/2046	5.80%	13,420,000	121,078
Bella Vista (1)	Gainesville, TX	4/1/2046	6.15%	6,695,000	413,596
Bridle Ridge (1)	Greer, SC	1/1/2043	6.00%	7,865,000	472,600
Brookstone (1)	Waukegan, IL	5/1/2040	5.45%	9,560,871	522,013
Clarkson College	Omaha, NE	11/1/2035	6.00%	5,836,667	352,908
Cross Creek (1)	Granbury, TX	3/1/2049	6.15%	8,697,032	539,349
Runnymede (1)	Austin, TX	10/1/2042	6.00%	10,755,000	647,400
South Park (1)	Austin, TX	12/1/2049	6.13%	14,095,000	867,810
Villages at Lost Creek (1)	San Antonio, TX	6/1/2041	6.25%	18,500,000	732,292
Woodland Park	Topeka, KS	11/1/2047	6.00%	15,013,000	900,780
Woodland Park	Topeka, KS	11/1/2047	8.00%	649,000	51,920
Woodlynn Village (1)	Maplewood, MN	11/1/2042	6.00%	4,522,000	272,300
Total Tax-Exempt Mortgage Bonds				$120,964,570	$6,316,281
(1) Bonds owned by ATAX TEBS I, LLC, Note 9
(2) Bond held by Deutsche Bank in a secured financing transaction, Note 9

6.  Real Estate Assets

MF Properties

To facilitate its investment strategy of acquiring additional tax-exempt mortgage bonds secured by MF Properties, the Company has acquired through its various subsidiaries 99% limited partner positions in five limited partnerships and 100% member positions in four limited liability companies that own the MF Properties.  The financial statements of these properties are consolidated with those of the Company.  The general partners of these partnerships are unaffiliated parties and their 1% ownership interest in these limited partnerships is reflected in the Company’s consolidated financial statements as non-controlling interests.  The Company expects each of these MF Properties to eventually be sold either to a not-for-profit entity or in connection with a syndication of LIHTCs. The Company expects to purchase tax-exempt mortgage revenue bonds issued by the new property owners as part of the restructuring. As of December 31, 2011, the Company's wholly-owned subsidiaries held interests in twelve entities that own MF Properties containing a total of 1,772 rental units, of which three are located in Ohio and subject to a sales agreement, one is located in Nebraska, two are located in Kentucky, one is located in Indiana, one is located in Virginia, one is located in Georgia, one is located in North Carolina, and two are located in Texas.

The Company had the following investments in MF Properties as of December 31, 2011 and 2010:

MF Properties
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2011
Arboretum	Omaha, NE	145	$1,720,740	$18,730,388	$20,451,128
Eagle Ridge	Erlanger, KY	64	290,763	2,485,433	2,776,196
Eagle Village	Evansville, IN	511	564,726	12,230,322	12,795,048
Meadowview	Highland Heights, KY	118	688,539	5,082,090	5,770,629
Churchland	Chesapeake, VA	124	1,171,146	6,389,200	7,560,346
Glynn Place	Brunswick, GA	128	743,996	4,677,793	5,421,789
Greens of Pine Glen	Durham, NC	168	1,744,761	5,256,692	7,001,453
Residences of DeCordova	Granbury, TX	76	679,495	4,960,461	5,639,956
Residences of Weatherford	Weatherford, TX	76	533,000	5,105,278	5,638,278
					$73,054,823
Less accumulated depreciation (depreciation expense of approximately $2.3 million in 2011)					(5,549,597)
Balance at December 31, 2011					$67,505,226

MF Properties Subject to Sales Agreement
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2011
Crescent Village	Cincinnati, OH	90	$353,117	$6,238,827	$6,591,944
Willow Bend	Hilliard, OH	92	580,130	5,008,793	5,588,923
Postwoods	Reynoldsburg, OH	180	1,148,504	10,401,752	11,550,256
					$23,731,123
Less accumulated depreciation (depreciation expense of approximately $829,000 in 2011)					(2,958,263)
Balance at December 31, 2011					$20,772,860

MF Properties
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2010
Eagle Ridge	Erlanger, KY	64	$290,763	$2,459,077	$2,749,840
Meadowview	Highland Heights, KY	118	703,936	5,010,028	5,713,964
Churchland	Chesapeake, VA	124	1,171,146	6,358,531	7,529,677
Glynn Place	Brunswick, GA	128	743,996	4,636,281	5,380,277
Greens of Pine Glen	Durham, NC	168	1,744,760	5,211,464	6,956,224
					$28,329,982
Less accumulated depreciation (depreciation expense of approximately $1.3 million in 2010)					(3,100,512)
Balance at December 31, 2010					$25,229,470
MF Properties Subject to Sales Agreement
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2010
Crescent Village	Cincinnati, OH	90	353,117	4,395,937	$4,749,054
Willow Bend	Hilliard, OH	92	580,130	3,070,386	3,650,516
Post Woods	Reynoldsburg, OH	180	1,148,504	6,638,740	7,787,244
					$16,186,814
Less accumulated depreciation (depreciation expense of approximately $600,000 in 2010)					(2,129,085)
Balance at December 31, 2010					$14,057,729

In the third quarter of 2010, the Company purchased a minority interest equal to 8.7% ownership in 810 Schutte Road LLC ("Eagle Village"), a 511 bed student housing facility located in Evansville, Indiana. The minority interest investment totaled approximately $1.1 million and was presented in other assets. There was no gain or loss recorded when the Partnership acquired the remaining ownership interest as the approximate $1.1 million estimated fair value of the 8.7% ownership had not changed. In June 2011, the Partnership acquired the remaining ownership interest in Eagle Village. Approximately $3.1 million of cash on hand plus a conventional mortgage of approximately $8.9 million was used to purchase the remaining ownership. The mortgage loan carries a variable interest rate of one-month LIBOR plus 2.75% but will not be less than 3.5%. On December 31, 2011 this rate was 3.5%. This mortgage matures on June 1, 2013. Eagle Village returned $125,000 to the Company as a preferred return on their investment. The transaction is eliminated upon consolidation. Eagle Village is wholly owned by a subsidiary of the Partnership and was reported as an MF Property. The Partnership plans to operate the property as a student housing facility. Once stabilized as a student housing property, the Company will seek to restructure the ownership and capital structure through the sale of the property to a student housing not-for-profit entity. The Company anticipates it will purchase tax-exempt mortgage revenue bonds issued as part of such a restructuring.

In March 2011, the Partnership purchased The Arboretum on Farnam Drive ("Arboretum"), a 145 unit independent senior living facility located in Omaha, Nebraska, for approximately $20.0 million plus transaction expenses of approximately $267,000 which is recorded within real estate operating expenses. The purchase price was funded through a conventional mortgage of $17.5 million and cash on hand. The mortgage payable is with Omaha State Bank, carries a 5.25% fixed rate and matures on March 31, 2014. The Partnership intends to restructure the property operations by shifting from an entrance fee rental income model utilized by the prior ownership to a current market rent model. Upon lease-up and stabilization of the property, projected to occur within the next 12 months, the Partnership expects to sell the property to a 501(c)3 not-for-profit entity and acquire tax-exempt mortgage revenue bonds collateralized by the property.

Individually these acquisitions are not material but in the aggregate they must be disclosed pursuant to the business combinations guidance. A condensed balance sheet at the date of acquisition for each of the 2011 acquisitions is included below.

Eagle Village 6/29/2011 (Date of acquisition)
Cash and cash equivalents	$244,923
Restricted cash	589,493
Other current assets	46,380
In-place lease assets	96,829
Real estate assets	12,383,605
Finance costs	108,060
Total Assets	$13,469,290
Accounts payable, accrued expenses and other	$278,230
Mortgage payable	8,925,000
Net assets	4,266,060
Total liabilities and net assets	$13,469,290

Arboretum 3/31/2011 (Date of acquisition)
Cash and cash equivalents	$186,575
Restricted cash	429,231
Other current assets	116,631
Real estate assets	20,031,050
Finance costs	181,565
Total Assets	$20,945,052
Mortgage payable	$17,500,000
Net assets	3,445,052
Total liabilities and net assets	$20,945,052

The table below shows the pro forma condensed consolidated results of operations of the Company as if the Eagle Village and Arboretum properties had been acquired at the beginning of the periods presented:

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009

Revenues	$28,841,546	$25,808,826	$24,257,704
Net (loss) income	(2,162,401)	60,067	24,157,277
Net (loss) income allocated to unitholders	(1,025,221)	2,497,795	2,857,097
Unitholder's interest in net (loss) income per unit (basic and diluted)	$(0.03)	$0.09	$0.17

Eagle Village added approximately $945,000 in total revenue and approximately $257,000 net loss to the Partnership since it was acquired on June 29, 2011. Arboretum added approximately $1.8 million in total revenue and approximately $695,000 net loss to the Partnership since it was acquired on March 31, 2011.

In February 2011, the Partnership foreclosed on the bonds secured by DeCordova and Weatherford and one of the Partnership's subsidiaries took 100% ownership interest in these limited liability companies. Both properties are reported as MF Properties. The following is a discussion of the circumstances related to the DeCordova and Weatherford properties.

Residences at DeCordova. This property is a senior (55+) affordable housing project located in Granbury, Texas in the Dallas-Fort Worth area.  As of December 31, 2011, the property had 72 units leased out of a total available 76, or 95% physical occupancy. As of December 31, 2010, the property had 65 units leased out of total available units of 76, or 86% physical occupancy.  Given the projected demand in the local market, an additional 34 units will be constructed adjacent to the first phase with a projected completion date of August 2012.  There is pre-construction leasing interest for the additional units and we expect rapid stabilization of the additional units.  Upon completion of construction and lease up, the Partnership will consider its options in order to recoup its investment in the overall project.

Residences at Weatherford. Residences at Weatherford are currently under construction and will contain 76 units upon completion. This property is a senior (55+) affordable housing project located in Weatherford, Texas in the Dallas-Fort Worth area. The construction of this property has begun and the expected completion date in the second quarter of 2012. The Partnership intends to fund the construction and stabilization of the property. Further, the Partnership expects to operate the property as a market rate property and will evaluate its options in order to recoup its investment.

In July 2011, the Company obtained a $6.5 million construction loan secured by the DeCordova and Weatherford properties. This construction loan will be used to fund the completion of Weatherford and the expansion of DeCordova. The construction loan is with an unrelated third party and carries a fixed annual interest rate of 5.9%, maturing on July 28, 2015. The balance of this note at December 31, 2011 is $4.7 million. This agreement requires $500,000 to be held by the Company as restricted cash.

In June 2010, the Company completed a sales transaction whereby four of the MF Properties were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity. As the buyer has no equity capital in this transaction and the property operations are the current support for the debt service, the Company, in substance, remains the owner for accounting purposes. As such, the Company will continue to consolidate the Ohio Properties as if the sale was not completed. The properties will continue to be presented as MF Properties and no gain will be recognized until such time as the transaction meets the criteria for derecognition of the properties and gain recognition can be accounted for as a sale (Note 3).

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

As discussed in Note 4, as the result of the foreclosures of the bonds on Residences at DeCordova and on Residences at Weatherford and the merger of the entity owning Iona Lakes, these three entities are no longer consolidated as Consolidated VIEs. DeCordova and Weatherford are now reflected as MF Properties and Iona Lakes is now reflected as an investment in tax-exempt mortgage revenue bonds and other assets.

The Company consolidated the following properties owned by the VIEs in continuing operations as of December 31, 2011 and 2010:

Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2011
Bent Tree Apartments	Columbia, SC	232	$986,000	$11,758,519	$12,744,519
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,615,014	9,465,414
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	11,251,304	12,648,104
					$34,858,037
Less accumulated depreciation (depreciation expense of approximately $1.7 million in 2011)					(12,332,334)
					$22,525,703

Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2010
Bent Tree Apartments	Columbia, SC	232	$986,000	$11,598,081	$12,584,081
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,431,601	9,282,001
Residences at DeCordova	Granbury, TX	76	527,436	4,761,552	5,288,988
Residences at Weatherford	Weatherford, TX	76	533,000	602,996	1,135,996
Iona Lakes Apartments	Ft. Myers, FL	350	1,900,000	17,508,844	19,408,844
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	11,136,019	12,532,819
					$60,232,729
Less accumulated depreciation (depreciation expense of approximately $2.2 million in 2010)					(18,237,508)
					$41,995,221

7.  Other Assets

The Company had the following Other Assets as of dates shown:

	December 31, 2011	December 31, 2010
Property loans receivable	$19,808,803	$16,465,960
Less: Loan loss reserves	(16,782,918)	(9,899,749)
Deferred financing costs - net	4,035,964	4,040,735
Fair value of derivative contracts	1,323,270	3,406,791
Taxable bonds at fair market value	774,946	204,449
Other assets	1,213,581	2,340,014
Total Other Assets	$10,373,646	$16,558,200

In addition to the tax-exempt mortgage revenue bonds held by the Company, taxable mortgage loans have been made to the owners of the properties which secure certain of the tax-exempt mortgage revenue bonds and are reported as Other Assets, net of allowance. The Company periodically, or as changes in circumstances or operations dictate, evaluates such taxable loans for impairment. The value of the underlying property assets is ultimately the most relevant measure of the value to support the taxable loan values. The Company utilizes a discounted cash flow model in estimating a property fair value. A number of different discounted cash flow models containing varying assumptions are considered. The various models may assume multiple revenue and expense scenarios, various capitalization rates and multiple discount rates. In estimating the property valuation, the most significant assumptions utilized in the discounted cash flow model were the same as those discussed in Note 2 above except that the specific discount rate used to estimate the property valuation in the current year models was 6.5%. The Company believes this represents a rate at which a multifamily property could obtain current tax-exempt financing similar to the current existing outstanding bonds. Other information, such as independent appraisals, may be considered in estimating a property fair value. If the estimated fair value of the property after deducting the amortized cost basis of any senior tax-exempt mortgage revenue bond exceeds the principle balance of the property loan then no potential loss is indicated and no allowance for loan loss is needed.

The following is a summary of the taxable loans, accrued interest and allowance on amount due at December 31, 2011 and 2010:

	December 31, 2011
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Net Taxable Loans
Ashley Square	$4,786,342	$1,331,186	$(4,927,528)	$1,190,000
Cross Creek	6,769,227	1,360,270	(4,564,742)	3,564,755
Iona Lakes	7,339,118	2,207,301	(6,208,923)	3,337,496
Woodland Park	914,116	167,609	(1,081,725)	—
	$19,808,803	$5,066,366	$(16,782,918)	$8,092,251

	December 31, 2010
	Outstanding Balance	Accrued Interest	Allowance	Net Taxable Loans
Ashley Square	$4,786,342	$1,018,634	$(4,614,976)	$1,190,000
Cross Creek	6,388,227	1,119,201	(4,323,674)	3,183,754
Foundation for Affordable Housing	4,377,275	397,110	—	4,774,385
Woodland Park	914,116	46,983	(961,099)	—
	$16,465,960	$2,581,928	$(9,899,749)	$9,148,139
In September 2011, the Foundation for Affordable Housing sold its ownership interest in the property securing the taxable loan with the Company and used the sales proceeds to repay approximately $4.5 million principal and interest.

During 2011, the Partnership advanced additional funds to Cross Creek and Iona Lakes of approximately $381,000 and $618,000, respectively. The Partnership believes that these properties will be self-sufficient from an operating cash flow perspective over the term of the bond but will continue to provide property loan advances to cover their short-term working capital needs.

As discussed in Note 4, the Partnership deconsolidated the VIE that owns the Iona Lakes property during 2011. During 2010, the Partnership deconsolidated the VIEs that own the Ashley Square and Cross Creek properties. As a result of these VIEs being deconsolidated, the taxable loan and the corresponding loan loss was recognized in the Partnership financial statements. The 2011 taxable loans impairment evaluations resulted in the Partnership recording a $4.2 million loan loss reserve against the Iona Lakes taxable loan. In 2010, the impairment analysis resulted in an additional $562,385 provision for loan loss against the Ashely Square and Cross Creek taxable loans and the $700,000 provision for loan loss in 2009 was recorded against the Woodland Park taxable loan.

The following is a detail of loan loss reserves for the years ended December 31:

	2011	2010	2009
Balance, beginning of year	$9,899,719	$735,719	$—
Provision for loan loss	4,242,571	562,385	701,731
Deconsolidation of VIEs	1,861,051	7,589,901	—
Accrued interest not recognized	779,577	1,011,744	33,988
Balance, end of year	$16,782,918	$9,899,749	$735,719

Accrued interest not recognized represents interest accrued that the Partnership has determined they are not reasonably assured of collecting. During 2011, the Partnership recorded an allowance for accrued interest not recognized on Ashley Square, Cross Creek, Iona Lakes, and Woodland Park taxable loans. Amounts reflected in 2010 relate to accrued interest not recognized on the Woodland Park, Ashley Square, and Cross Creek taxable loans.

The Company, at December 31, 2011 and 2010, holds an asset held for sale valued at an appraised value of $375,000, along with a receivable of approximately $711,000 representing amounts due from a project owner of Prairebrook Village. In 2008 the Company foreclosed on the Prairebrook Village bond and obtained a summary judgment against ownership. The Partnership placed liens on assets identified and garnished wages from the judgment parties. In 2009, the Company recorded a $700,000 provision for loan loss reserve against this judgment receivable. In February 2010, the Company was informed that bankruptcy protection may be sought by the judgment party. This reserve is $711,000 and $700,000 at December 31, 2011 and 2010 while the Company continues to pursue this receivable.

8.  Discontinued Operations

In February 2009, the tax-exempt mortgage revenue bonds secured by Ashley Pointe at Eagle Crest in Evansville, Indiana, Woodbridge Apartment of Bloomington III in Bloomington, Indiana, and Woodbridge Apartments of Louisville II in Louisville, Kentucky were redeemed.  The properties financed by these redeemed mortgage revenue bonds were required to be consolidated into the Company's financial statements as VIEs under the guidance on consolidations as described below under “Effects of Implementation of Consolidation Guidance on Financial Reporting”.  During the fourth quarter of 2008, these VIEs met the criteria for discontinued operations under the guidance on property, plant, and equipment and were classified as such in the consolidated financial statements for all periods presented. In order to properly reflect the transaction under the guidance on consolidations, the Company recorded the redemption of the bonds as a sale of the properties as though they were owned by the Company.  The transaction was completed for a total purchase price of $32.0 million resulting in a gain on sale for GAAP reporting to the Company of approximately $26.5 million.  The redemption of the bonds did not result in a taxable gain to the Partnership.

As of December 31, 2008, $19.6 million of the total outstanding debt related to the Partnership's bond portfolio has been allocated to discontinued operations.   Interest expense was allocated to discontinued operations based on the historical effective rate of the Company's debt financing applied to the debt financing allocated to discontinued operations.  The Company allocated to discontinued operations interest expense of $82,000 for the year ended December 31, 2009. There were no discontinued operations for the years ended December 31, 2011 or 2010.

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

There are no components of the assets and liabilities of discontinued operations as of December 31, 2011 and December 31, 2010.

There were no revenues, expenses and income from discontinued operations for the years ended December 31, 2011 and 2010. For the year ended December 31, 2009, the Company reported approximately $849,000 revenues, $502,000 in expenses , $347,000 in income which were related to discontinued operations excluding the gain on sale of $26.5 million.

9.  Debt Financing

The Company currently has outstanding debt financing of $112.7 million under three separate credit facilities. As of December 31, 2010, the Company's outstanding debt financing totaled approximately $95.6 million.

Debt Financing	Outstanding Debt Financing at December 31, 2011	Original Debt Financing	Year Acquired	Stated Maturity	Effective Rate (1)

TOB Financing	$9,930,000	$10,000,000	2011	July 2012	2.01%
TOB Financing	7,810,000	7,810,000	2011	November 2012	1.70%
TEBs Financing	94,933,000	95,810,000	2010	September 2017	2.10%
Total Debt Financing	$112,673,000	$113,620,000

Debt Financing	Outstanding Debt Financing at December 31, 2010	Original Debt Financing	Year Acquired	Stated Maturity	Effective Rate (1)

TEBs Financing	$95,608,000	$95,810,000	2010	September 2017	2.21%

(1)  Represents the average effective interest rate, including fees, for the years ended December 31, 2011 and 2010 and excludes the effect of interest rate caps (see Note 13).

Tender Option Bond Financings
In July 2011, the Company closed a $10.0 million financing utilizing a Tender Option Bond ("TOB") structure with the Deutsche Bank ("DB"). The first TOB was structured as a securitization of the Company's $13.4 million Autumn Pines Apartments tax-exempt mortgage revenue bond. In December 2011, the Company closed a second TOB financing structure in the amount of $7.8 million with DB. The second TOB was structured as a securitization of the Company's $15.6 million GMF-Warren/Tulane Apartments and GMF-Madison apartments tax-exempt mortgage revenue and taxable mortgage revenue bonds.  Under the TOB structure, the Company transferred the bonds to a custodian and trustee that provide these services on behalf of DB. The TOB trustee then issued senior floating-rate participation interests ("SPEARS"), and residual participation interests, ("LIFERS"). The SPEARS and LIFERS represent beneficial interests in the securitized asset held by the TOB trustee. The SPEARS were credit-enhanced by DB and sold through a placement agent to unaffiliated investors. The gross proceeds from the sale of the SPEARS were remitted to the Company. The LIFERS were retained by the Company and are pledged to DB to secure certain reimbursement obligations.

The TOB structures discussed above ("TOB trusts") receive all principal and interest payments on the bond. The holders of the SPEARS are entitled to receive regular payments from the TOB trusts at a variable rate established by a third party remarketing firm that is expected to be similar to the weekly Securities Industry and Financial Markets Association (“SIFMA”) floating index rate. Payments on the SPEARS will be made prior to any payments on the LIFERS held by the Company. As the holder of the LIFERS, the Company is not entitled to receive payments from the TOB trusts at any particular rate, but will be entitled to all remaining principal and interest paid on the bond after payment due on the SPEARS and payment of trust expenses including trustee, remarketing and liquidity fees. Accordingly, payments to the Company on the LIFERS are expected to vary over time.

As a result, the TOB trusts essentially provide the Company with a secured variable rate debt facility at interest rates that reflect the prevailing short-term tax-exempt rates paid by the TOB trusts on the SPEARS. Payments made to the holders of the SPEARS and the amount of trust fees essentially represent the Company's effective cost of borrowing on the net proceeds it received from the sale of the SPEARS. At closing, the rates paid on the first and second TOBs on the SPEARS was 0.09% and .16% per annum, respectively. In addition, the total fixed trust fees were 1.77% and 2.10% per annum, respectively, resulting in a total initial cost of borrowing of 1.86% and 2.26% per annum, respectively. As of December 31, 2011 the rates paid on the TOBs on the SPEARS were .20% and .18% per annum, resulting in a total cost of borrowing of 1.97% and 2.28%, respectively. The Company is accounting for these transactions as secured financing arrangements.

Tax Exempt Bond Securitization Financing ("TEBS")
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
Effective September 1, 2010, the Partnership transferred the following bonds to ATAX TEBS I, LLC, a special purpose entity controlled by the Partnership pursuant to the TEBS Financing. The par value of the bonds included in this Financing facility as of December 31, 2011 and 2010 are also presented.

	Outstanding Bond Par Amounts
Description of Tax-Exempt
Mortgage Revenue Bonds	December 31, 2011	December 31, 2010	Financial Statement Presentation
Ashley Square	$5,308,000	$5,356,000	Tax-exempt mortgage revenue bond
Bella Vista	6,650,000	6,695,000	Tax-exempt mortgage revenue bond
Bent Tree	7,686,000	7,748,000	Consolidated VIE
Bridle Ridge	7,815,000	7,865,000	Tax-exempt mortgage revenue bond
Brookstone	9,490,809	9,560,871	Tax-exempt mortgage revenue bond
Cross Creek	8,634,693	8,697,032	Tax-exempt mortgage revenue bond
Fairmont Oaks	7,520,000	7,592,000	Consolidated VIE
Lake Forest	9,201,000	9,297,000	Consolidated VIE
Runnymede	10,685,000	10,755,000	Tax-exempt mortgage revenue bond
South Park	14,000,000	14,095,000	Tax-exempt mortgage revenue bond
Woodlynn Village	4,492,000	4,522,000	Tax-exempt mortgage revenue bond
Ohio Series A Bond (1)	14,666,000	14,708,000	Consolidated MF Property
Villages at Lost Creek	18,500,000	18,500,000	Tax-exempt mortgage revenue bond
Total	$124,648,502	$125,390,903

(1) Collateralized by Cresent Village, Post Woods and Willow Bend which are in consolidation (Note 3)
In order to meet Freddie Mac's underwriting requirements with respect to the multifamily apartment properties financed by these bonds, the Sponsor was required to first place eight of the Bonds into a separate custodial trust with The Bank of New York Mellon Trust Company, N.A. (the “Custodial Trust”) that issued senior and subordinated custody receipts (“Custody Receipts”) representing beneficial interests in the Bonds held in the Custodial Trust to the Sponsor. The subordinated Custody Receipts were retained by the Sponsor. The senior Custody Receipts along with the remaining five Bonds that were not placed into the Custodial Trust were then securitized by transferring these assets to the TEBS Trust sponsored by Freddie Mac in exchange for tax-exempt Class A and Class B Freddie Mac Multifamily Variable Rate Certificates (collectively, the “TEBS Certificates”) issued by Freddie Mac. The TEBS Certificates represent beneficial interests in the securitized assets held by Freddie Mac. The gross proceeds from TEBS Financing were approximately $95.8 million. After the payment of transaction expenses, the Company received net proceeds from the TEBS Financing of approximately $90.4 million. The Company applied approximately $49.5 million of these net proceeds to repay the entire outstanding principal of, and accrued interest on, its secured term loan from Bank of America.
The Class A TEBS Certificates were issued in an initial principal amount of $95.8 million and were sold through a placement agent to unaffiliated investors. The Class B TEBS Certificates were issued in an initial principal amount of $20.3 million and were retained by the Sponsor. The holders of the Class A TEBS Certificates are entitled to receive regular payments of interest from Freddie Mac at a variable rate which resets periodically based on the weekly Securities Industry and Financial Markets Association (“SIFMA”) floating index rate plus certain credit, facility, remarketing and servicing fees (the “Facility Fees”). As of closing, the SIFMA rate was equal to 0.25% and the total Facility Fees were 1.9%, resulting in a total initial cost of borrowing of 2.15%. As of December 31, 2011, the SIFMA rate was equal to 0.15% resulting in a total cost of borrowing of 2.05% on the outstanding balance on the TEBS Financing facility of $95.0 million. As of December 31, 2010, the SIFMA rate was equal to .34% resulting in a total cost of borrowing of 2.24% on the outstanding balance on the TEBS Financing facility of $95.6 million.
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
The term of the TEBS Financing coincides with the terms of the assets securing the TEBS Certificates, except that the Partnership may terminate the TEBS Financing at its option on either September 15, 2017 or September 15, 2020. Should the Partnership not elect to terminate the TEBS Financing on these dates, the full term of the TEBS Financing runs through the final principal payment date associated with the securitized bonds, or July 15, 2050.
For years ended December 31, 2011 and 2010, the Company's average effective annual interest rate on borrowings under the BOA Facility, OSB Facility, TEBS Facility, and TOB Facilities was approximately 2.6% and 3.0%, respectively.

The Company's aggregate borrowings as of December 31, 2011 contractually mature over the next five years and thereafter as follows:

2012	$18,685,000
2013	1,009,000
2014	1,083,000
2015	1,139,000
2016	2,484,000
Thereafter	88,273,000
Total	$112,673,000

10. Mortgages Payable

The Company reports the mortgage loans secured by certain MF Properties on its consolidated financial statements as Mortgages payable.  As of December 31, 2011, outstanding mortgage loans totaled approximately $46.2 million.   As of December 31, 2010, outstanding mortgage loans totaled approximately $10.6 million.

In February, 2012, the Partnership obtained a $2.0 million construction loan secured by the DeCordova property to be used to expand the DeCordova campus by constructing a new apartment building adjacent to the existing DeCordova property. This construction loan is with an unrelated third party and carries a fixed annual interest rate of 5.0%, maturing on February 1, 2017.

In October 2011, the Company obtained an extension from Bank of America for the mortgage secured by Glynn Place to May 2012.

In July 2011, the Company obtained a $6.5 million construction loan secured by the DeCordova and Weatherford properties. This construction loan will be used to fund the completion of Weatherford and the expansion of DeCordova. The construction loan is with Pinnacle Bank, an independent third party, and carries a fixed annual interest rate of 5.9%, maturing on July 28, 2015. This facility had an outstanding balance of $4.7 million at December 31, 2011. This agreement required $500,000 to be held as by the Company as restricted cash.

In June 2011, the Company obtained a conventional mortgage of approximately $8.9 million, which was used to acquire Eagle Village. The mortgage carries a variable interest rate of one-month LIBOR plus 2.75%, but will not be less than 3.5%. On December 31, 2011 this rate was 3.5%. This mortgage matures on June 1, 2013.

In May 2011, the Greens of Pine Glen obtained an approximate $4.6 million mortgage loan. The mortgage carries a variable interest rate of prime plus 1.00% or 4.25%, whichever is greater. On December 31, 2011 the rate was 4.25%. This mortgage matures on May 1, 2014.

In March 2011, the Company purchased Arboretum, an independent senior living facility in Omaha, Nebraska. A portion of the purchase price was financed with approximately $17.5 million mortgage payable. This mortgage carries a 5.25% fixed rate and matures on March 31, 2014.

The following is a summary of the Mortgage Loans payable on MF Properties:

MF Property Mortgage Payables	Outstanding Mortgage Payable at December 31, 2011	Original Mortgage Payable	Year Acquired	Stated Maturity	Effective Rate (1)

Arboretum	$17,500,000	$17,500,000	2011	March 2014	5.25%
Eagle Village	8,925,000	8,925,000	2011	June 2013	3.50%
Churchland	5,155,770	5,530,800	2008	September 2013	2.82%
Churchland	995,658	1,000,000	2008	November 2013	6.09%
Glynn Place	4,308,468	4,480,000	2008	May 2012	2.99%
Greens of Pine Glen	4,628,000	4,628,000	2011	May 2014	4.27%
Residences of Weatherford	4,730,987	4,730,987	2011	July 2015	5.63%
Total Mortgage Payable	$46,243,883	$46,794,787

MF Property Mortgage Payables	Outstanding Mortgage Payable at December 31, 2010	Original Mortgage Payable	Year Acquired	Stated Maturity	Effective Rate (1)

Churchland	$5,281,882	$5,530,800	2008	September 2013	2.86%
Churchland	1,000,000	1,000,000	2008	November 2013	6.08%
Glynn Place	4,364,100	4,480,000	2008	November 2011	2.92%
Total Mortgage Payable	$10,645,982	$11,010,800

(1)  Represents the average effective interest rate, including fees, for the years ended December 31, 2011 and 2010 and excludes the effect of interest rate caps (see Note 13).

The Company's mortgages payable as of December 31, 2011, contractually mature over the next five years and thereafter as follows:

2012	$4,452,398
2013	14,932,499
2014	22,128,000
2015	4,730,986
2016	—
Thereafter	—
Total	$46,243,883

The Partnership expects each of the MF Properties to eventually be sold either to a not-for-profit entity or in connection with a syndication of LIHTCs. The proceeds from such sale will be utilized to retire any associated outstanding mortgage loan. Should a mortgage loan reach maturity prior to a sale of the associated MF Property, the Partnership would either seek to refinance such mortgage loan or utilize cash reserves to retire the loan. The Partnership expects to provide tax-exempt mortgage revenue bonds as part of an overall plan of financing the acquisition of a MF Property by a new property owner.

11. Issuances of Additional Beneficial Unit Certificates
Beginning in 2007, the Partnership has issued BUCs from time to time to raise additional equity capital to fund investment opportunities. Through December 31, 2010, the Partnership had issued a total of 20,285,000 additional BUCs raising net proceeds of approximately $108.2 million after payment of an underwriter’s discount and other offering costs of approximately $7.8 million. In April 2010, a Registration Statement on Form S-3 was declared effective by the SEC under which the Partnership may offer up to $200.0 million of additional BUCs from time to time. The most recent issuance was completed in April 2010. The Partnership issued an additional 8,280,000 BUCs through an underwritten public offering at a public offering price of $5.37 per BUC pursuant to this new Registration Statement. Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $41.6 million after payment of an underwriter's discount and other offering costs of approximately $2.8 million. There was no equity raise completed in 2011.

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

	2011	2010	2009
Reimbursable salaries and benefits	$1,035,646	$848,566	$936,119
Costs capitalized by the Partnership	—	—	30,748
Other expenses	2,894	10,080	9,262
Insurance	209,332	184,729	108,558
Professional fees and expenses	201,277	216,346	202,051
Investor services and custodial fees (recoveries)	—	(5,057)	1,965
Consulting and travel expenses	3,181	27,242	12,915
	$1,452,330	$1,281,906	$1,301,618

AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its tax-exempt mortgage revenue bonds, taxable loans collateralized by real property, and other tax-exempt investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. For the years ended December 31, 2011, 2010, and 2009, the Partnership paid administrative fees to AFCA 2 of approximately $795,000, $636,000, and $304,000, respectively.  In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the tax-exempt mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these tax-exempt mortgage revenue bonds and totaled approximately $160,000, $209,000, and $254,000, in 2011, 2010, and 2009, respectively. Additionally, in connection with the sale of the Ohio Properties and purchase of the new tax-exempt mortgage revenue bonds issued as part of the transaction (see Note 6), the Ohio Properties paid accrued and deferred administrative fees to AFCA 2 totaling approximately $231,000 in 2010. Although these third party administrative fees are not Partnership expenses, they have been reflected in the accompanying consolidated financial statements of the Company as a result of the consolidation of the VIEs.  Such fees are payable by the financed property prior to the payment of any contingent interest on the tax-exempt mortgage revenue bonds secured by these properties.  If the Partnership were to acquire any of these properties in foreclosure, it would assume the obligation to pay the administrative fees relating to mortgage revenue bonds on these properties.

AFCA 2 earned mortgage placement fees in connection with the acquisition of tax-exempt mortgage revenue bonds by the Company.  These mortgage placement fees were paid by the owners of the respective property or the third party seller of the respective bonds and, accordingly, have not been reflected in the accompanying consolidated financial statements because these properties are not considered Consolidated VIEs. Mortgage placement fees earned by AFCA 2 totaled approximately $407,000, $461,000 and $282,000, in 2011, 2010 and 2009, respectively.

An affiliate of AFCA 2, America First Property Management Company, L.L.C. (“Properties Management”) was retained to provide property management services for Iona Lakes, Bent Tree, Lake Forest, Fairmont Oaks, DeCordova, Eagle Ridge, Crescent Village, Meadowview, Willow Bend, Post Woods I, Post Woods II, Churchland, Glynn Place, Greens at Pine Glen, Ashley Square, Clarkson College (bond retired in May 2011), Cross Creek, and Woodland Park. The management fees paid to Properties Management amounted to approximately $1.1 million in 2011, $982,000 in 2010, and $955,000 in 2009. For the Consolidated VIEs, these management fees are not Partnership expenses but are recorded by each applicable VIE entity and, accordingly, have been reflected in the accompanying consolidated financial statements. Such fees are paid out of the revenues generated by the properties owned by the Consolidated VIEs prior to the payment of any interest on the tax-exempt mortgage revenue bonds and taxable loans held by the Partnership on these properties. For the MF Properties, these management fees are considered real estate operating expenses.

The owners of three limited-purpose corporations which own apartment properties financed with tax-exempt mortgage revenue bonds and taxable loans held by the Company are employees of Burlington who are not involved in the operation or management of the Company and who are not executive officers or managers of Burlington.

13.  Interest Rate Derivatives

As of December 31, 2011, the Company has three derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing and mortgages payable. The terms of the derivative agreements are as follows:

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
These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. Interest rate derivative expense, which is the result of marking the interest rate derivative agreements to fair value, resulted in an increase of approximately $2.1 million in interest expense for the year ended December 31, 2011, as compared to an increase of approximately $572,000 in interest expense for the year ended December 31, 2010. These interest rate derivatives are presented on the balance sheet in Other Assets.  The carrying value of these derivatives was approximately $1.3 million and $3.4 million as of December 31, 2011 and 2010, respectively.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2011
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$135,695,352	—	—	$135,695,352
Interest Rate Derivatives	1,323,270	—	—	1,323,270
Total Assets at Fair Value	$137,018,622	—	—	$137,018,622

		For Twelve Months Ended December 31, 2011
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2011		$100,566,643	$3,406,791	$103,973,434
VIE deconsolidation		15,083,757	—	15,083,757
Total gains (losses) (realized/unrealized)
Included in earnings		—	(2,083,521)	(2,083,521)
Included in other comprehensive income		9,734,259	—	9,734,259
Purchases		20,117,500	—	20,117,500
Bond Retirement		(9,526,619)	—	(9,526,619)
Settlements		(280,188)	—	(280,188)
Ending Balance December 31, 2011		$135,695,352	$1,323,270	$137,018,622
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of December 31, 2011		$—	$(2,083,521)	$(2,083,521)

	Fair Value Measurements at December 31, 2010
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$100,566,643	—	—	$100,566,643
Interest Rate Derivatives	3,406,791	—	—	3,406,791
Total Assets at Fair Value	$103,973,434	—	—	$103,973,434

		For Twelve Months Ended December 31, 2010
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2010		$69,399,763	$140,507	$69,540,270
VIE deconsolidation		12,371,004	—	12,371,004
VIE consolidation		(9,539,000)	—	(9,539,000)
Total gains (losses) (realized/unrealized)
Included in earnings		—	571,684	571,684
Included in other comprehensive income		1,348,966	—	1,348,966
Purchases		28,104,843	2,694,600	30,799,443
Settlements		(1,118,933)	—	(1,118,933)
Ending Balance December 31, 2010		$100,566,643	$3,406,791	$103,973,434
Total amount of gains for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of December 31, 2010		—	$571,684	$571,684

		Fair Value Measurements at December 31, 2009
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$69,399,763	—	—	$69,399,763
Interest Rate Derivatives	140,507	—	—	140,507
Total Assets at Fair Value	$69,540,270	—	—	$69,540,270

		For Twelve Months Ended December 31, 2009
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2009		$44,492,526	$302,849	$44,795,375
Total gains (losses) (realized/unrealized)		—
Included in earnings		—	(830,142)	(830,142)
Included in other comprehensive income		5,848,576	—	5,848,576
Purchases		19,271,328	605,500	19,876,828
Settlements		(212,667)	62,300	(150,367)
Ending Balance December 31, 2009		69,399,763	140,507	69,540,270
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of December 31, 2009		$—	$(830,142)	$(830,142)

 Income and losses included in earnings for the periods shown above are included in interest expense.

The Company calculates a fair market value of each financial instrument using a discounted cash flow model based on the debt amortization schedules at the effective rate of interest for 2011. Below represents the fair market value of the debt held on the balance sheet for December 31, 2011 and 2010, respectively.

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Liabilities:
Debt financing	112,673,000	115,106,332	95,608,000	95,974,474
Mortgages payable	46,243,883	46,932,670	10,645,982	10,642,725

15. Commitments and Contingencies

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

In October 2011, the three limited partnerships that own the Ohio Properties admitted two entities that are affiliates of BC Partners as new limited partners as part of a syndication of LIHTCs on the Ohio Properties. The BC Partners have agreed to contribute approximately $6.7 million to the equity of these limited partnerships, subject to the Ohio Properties meeting certain debt service coverage ratios specified in the applicable limited partnership agreements. As of December 31, 2011, the Ohio Properties had not yet achieved these debt service coverage ratios and the BC Partners had not contributed a sufficient amount of additional capital to these limited partnerships to allow the Company to deconsolidate the Ohio Properties. Accordingly, the Company continues to report each Ohio Property as an MF Property, and no gain from the 2010 sale of such Ohio Property will be recognized by the Company, until the Ohio Property achieves specified debt service coverage ratios and the BC Partners have contributed their additional capital to the limited partnership owning the Ohio Property. The Company expects that each of the Ohio Properties will achieve the debt service coverage ratios so that the BC Partners will fully fund their capital commitments during 2012. As that occurs, each Ohio Properties will cease to be reported as an MF Property and the Company will recognize the gain for the 2010 sale of the Ohio Property. After that time, the Company will report the tax-exempt mortgage bonds on such Ohio Property as an asset and will report the related interest income on the bond.

In connection with the BC Partners transaction, the Company entered into guarantee agreements with the BC Partners under which the Company has guaranteed certain obligations of the general partner of these limited partnerships, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur. A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehabilitation, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure. Even if a repurchase event should occur, 25% of the BC equity would remain in the Ohio Properties and thus BC, a third party, would have sufficient equity in the Ohio Properties for the Company to recognize the sale discussed above. No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote.

16. Subsequent Events

In February 2012, the Partnership obtained a $2.0 million construction loan secured by the DeCordova property to be used to expand the DeCordova campus by constructing a new apartment building adjacent to the existing DeCordova property. This construction loan is with an unrelated third party and carries a fixed annual interest rate of 5.0%, maturing on February 1, 2017.

17. Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurements and Disclosures.  The ASU is a result of joint efforts by the FASB and the International Accounting Standards Board ("IASB") to develop a single, converged fair value framework that addresses how to measure fair value and the disclosures to be provided.  The ASU expands existing disclosure requirements for fair value measurements and makes other amendments.  The ASU is effective for interim and annual periods beginning after December 15, 2011.

In December 2011, the FASB issued ASU 2011-11, which contains new disclosure requirements regarding the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. The new disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013 and the interim periods therein; retrospective application is required.

In December 2011, the FASB issued ASU 2011-10, which addresses whether the guidance on real estate sales applies to derecognition events involving subsidiaries that are in-substance real estate. For public entities, the ASU's amendments are effective prospectively for fiscal years and interim periods within those years beginning on or after June 15, 2012. Early adoption is permitted.

18.  Segments

The Company consists of three reportable segments, Tax-Exempt Bond Investments, MF Properties, and Consolidated VIEs.  In addition to the three reportable segments, the Company also separately reports its consolidating and eliminating entries because it does not allocate certain items to the segments.

Tax-Exempt Bond Investments Segment
The Tax-Exempt Bond Investments segment consists of the Company's portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  Such tax exempt bonds are held as long-term investments.  As of December 31, 2011, the Company held fifteen tax-exempt mortgage revenue bonds not associated with Consolidated VIEs and three tax-exempt mortgage revenue bonds associated with Consolidated VIEs which are bonds that are eliminated in consolidation on the Company's financial statements. Additionally, two bonds secured by the three Ohio Properties subject to a sales agreement (Note 3) are eliminated in consolidation on the Company's financial statements. The multifamily apartment properties financed by the 20 tax-exempt mortgage revenue bonds contain a total of 3,959 rental units.

MF Properties Segment
The MF Properties segment consists of indirect equity interests in multifamily apartment properties which are not currently financed by tax-exempt mortgage revenue bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring.  In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties.  The Partnership's interests in its current MF Properties are not currently classified as Assets Held for Sale because the Partnership is not actively marketing them for sale, there is no definitive purchase agreement in existence that, under current guidance, can be recognized as a sale of real estate assets and, therefore, no sale is expected in the next twelve months.  As discussed above, the Ohio Properties are subject to a sales agreement (Note 3). During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.  Any such cash distribution will contribute to the Partnership's CAD.  As of December 31, 2011, the Company held an interest in nine MF Properties containing a total of 1,410 rental units and three MF Properties subject to a sales agreement containing a total of 362 rental units.

Consolidated VIE segment
The Consolidated VIE segment consists of multifamily apartment properties which are financed with tax-exempt mortgage revenue bonds held by the Partnership, the assets, liabilities and operating results of which are consolidated with those of the Partnership.  The tax-exempt mortgage revenue bonds on these Consolidated VIE properties are eliminated from the Company's financial statements as a result of such consolidation, however, such bonds are held as long-term investments by the Partnership which continues to be entitled to receive principal and interest payments on such bonds.  The Company does not actually own an equity position in the Consolidated VIEs or their underlying properties.  As of December 31, 2011, the Company consolidated three VIE multifamily apartment properties containing a total of 650 rental units.

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

The following table details certain key financial information for the Company's reportable segments for the three years ended December 31:

	2011	2010	2009
Total revenue
Tax-Exempt Bond Financing	$12,635,513	$11,147,091	$11,929,375
MF Properties	10,974,897	7,205,099	7,045,578
Consolidated VIEs	10,043,284	7,487,438	8,621,478
Consolidation/eliminations	(6,046,445)	(3,374,760)	(6,707,264)
Total revenue	$27,607,249	$22,464,868	$20,889,167

Interest expense
Tax-Exempt Bond Financing	$4,463,926	$1,755,427	$2,892,521
MF Properties	1,305,182	759,052	1,391,159
Consolidated VIEs	4,037,725	5,546,229	6,847,884
Consolidation/eliminations	(4,037,725)	(5,546,229)	(6,929,438)
Total interest expense	$5,769,108	$2,514,479	$4,202,126

Depreciation expense
Tax-Exempt Bond Financing	$—	$—	$—
MF Properties	3,095,881	1,904,789	1,804,956
Consolidated VIEs	1,683,280	2,226,339	2,563,915
Consolidation/eliminations	—	—	—
Total depreciation expense	$4,779,161	$4,131,128	$4,368,871

Income (loss) from continuing operations
Tax-Exempt Bond Financing	$(353,323)	$2,384,926	$4,485,438
MF Properties	(30,301)	(522,857)	(1,153,982)
Consolidated VIEs	682,243	(8,230,629)	(6,811,628)
Consolidation/eliminations	(1,971,782)	5,764,369	572,831
Income (loss) from continuing operations	$(1,673,163)	$(604,191)	$(2,907,341)

Net income (loss)
Tax-Exempt Bond Financing	$(353,323)	$2,384,926	$4,485,438
MF Properties	(601,060)	(319,026)	(1,142,442)
Consolidated VIEs	682,243	(8,230,629)	27,974,817
Consolidation/eliminations	(1,971,782)	5,764,369	(7,478,860)
Net income (loss) - America First Tax Exempt Investors, L. P.	$(2,243,922)	$(400,360)	$23,838,953

Total assets
Tax-Exempt Bond Financing	$321,433,013	$316,922,744	$186,493,868
MF Properties	81,421,532	43,979,530	54,064,969
Consolidated VIEs	24,315,353	47,504,227	57,761,651
Consolidation/eliminations	(129,193,353)	(166,799,255)	(107,549,768)
Total assets	$297,976,545	$241,607,246	$190,770,720

Total partners' capital
Tax-Exempt Bond Financing	$179,285,257	$192,682,394	$125,995,908
MF Properties	2,394,991	(3,882,221)	6,250,542
Consolidated VIEs	(24,872,428)	(41,635,836)	(41,693,546)
Consolidation/eliminations	(25,648,208)	(19,001,446)	7,985,331
Total partners' capital	$131,159,612	$128,162,891	$98,538,235

19.  Summary of Unaudited Quarterly Results of Operations

2011	March 31,	June 30,	September 30,	December 31,
Revenues	$6,302,897	$6,860,414	$7,144,413	$7,299,525
Income (loss) from continuing operations	1,371,235	(120,812)	277,421	(3,201,007)
Net (loss) income - America First Tax Exempt Investors, L.P.	$1,189,174	$(243,248)	$132,052	$(3,321,900)

Net income, basic and diluted, per BUC	$0.05	$—	$0.01	$(0.10)

2010	March 31,	June 30,	September 30,	December 31,
Revenues	$5,098,996	$5,821,832	$5,821,640	$5,722,400
Income (loss) from continuing operations	345,850	45,048	(2,429,601)	1,434,512
Net (loss) income - America First Tax Exempt Investors, L.P.	$347,392	$566,714	$(2,207,723)	$893,257

Net income, basic and diluted, per BUC	$0.05	$0.05	$(0.04)	$0.01

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A.  Controls and Procedures.

Evaluation of disclosure controls and procedures.  The Chief Executive Officer of the Company and the Chief Financial Officer of The Burlington Capital Group LLC (in its capacity as the general partner of the general partner of the Partnership) have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective.

Changes in internal control over financial reporting. There were no changes in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect , the Company's internal control over financial reporting.

Management Report On Internal Control Over Financial Reporting

The Company's management (including officers of the Burlington Capital Group LLC in its capacity as the general partner of the general partner of the Partnership) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer of The Burlington Capital Group LLC (in its capacity as the general partner of the general partner of the Partnership), of the effectiveness of the Company's internal control over financial reporting.  The Company's management used the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation.  Based on that evaluation, the Partnership's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Partnership's internal control over financial reporting as of December 31, 2011, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of America First Tax Exempt Investors, L.P.
Omaha, Nebraska

We have audited the internal control over financial reporting of America First Tax Exempt Investors, L.P. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report On Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011, of the Company and our report dated March 2, 2012, expressed an unqualified opinion on those financial statements and includes explanatory paragraphs regarding management's estimates for investments without readily determinable fair values and the Company's adoption of guidance related to the presentation of other comprehensive income (loss) in 2011.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 2, 2012

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

Name	Position Held	Position Held Since
Michael B. Yanney	Chariman Emeritus of the Board and Manager	2008/1984
Lisa Y. Roskens	Chairman of the Board and Manager	2008/1999
Mark A. Hiatt	Chief Executive Officer	2010
Timothy Francis	Chief Financial Officer	2012
Michael Draper	Former Chief Financial Officer	2004
Mariann Byerwalter	Manager (2)	1997
Dr. William S. Carter	Manager (2)	2003
Patrick J. Jung	Manager (1) (2)	2003
George H. Krauss	Manager	2001
Dr. Martin A. Massengale	Manager (1) (2)	1994
Dr. Gail Walling Yanney	Manager	1996
Clayton K. Yeutter	Manager (1) (2)	2001

(1)	Member of the Burlington Audit Committee. The Board of Managers has designated Mr. Jung as the “audit committee financial expert” as such term is defined in Item 401(h) of SEC Regulation S-K.
(2)	Determined to be independent under both Section 10A of the securities Act of 1934 and under the NASDAQ Marketplace rules

Michael B. Yanney, 78, Chairman Emeritus, served as Chairman of the Board of Managers of Burlington and its predecessors from 1984 through 2008. From 1977 until 1984, Mr. Yanney was principally engaged in the ownership and management of commercial banks. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as the chairman of the board of directors of America First Apartment Investors, Inc. and is a member of the boards of directors of Level 3 Communications, Inc. and Magnum Resources, Inc. Mr. Yanney is the husband of Dr. Gail Walling Yanney and the father of Lisa Y. Roskens.

Lisa Y. Roskens, 45, is Chief Executive Officer and President of Burlington, as well as being Chairman of the Board of Managers. From 1999 to 2000, Ms. Roskens was managing Director of Twin Compass, LLC. From 1997 to 1999, Ms. Roskens was employed by Inacom Corporation where she held the position of Director of Business Development and Director of Field Services Development. From 1995 to 1997, Ms. Roskens served as Finance Director for the U.S. Senate campaign of Senator Charles Hagel of Nebraska. From 1992 to 1995, Ms. Roskens was an attorney with the Kutak Rock LLP law firm in Omaha, Nebraska, specializing in commercial litigation. Ms. Roskens is the daughter of Michael B. Yanney and Gail Walling Yanney. Ms. Roskens also serves on the Board of Directors of America First Apartment Investors, Inc.

Mark Hiatt, 51, is Chief Executive Officer of the Company.  Mr. Hiatt has been employed by Burlington since 1987 in various capacities, and currently serves as the President of America First Real Estate Group, the real estate operating division of Burlington, in addition to performing his duties as the Chief Executive Officer of the Partnership.  He has previously served as Chief Operating Officer and Chief Financial Officer of Burlington, and also as the Chief Operating Officer for America First Properties Management Company, L.L.C.  Prior to joining Burlington Capital Group, Mr. Hiatt was Director of Finance, from 1984 to 1987, for J.L. Brandeis & Sons and, from 1982 to 1984, he was a senior accountant with Arthur Andersen & Co. Mr. Hiatt has a Bachelor of Arts in Accounting and Finance from Hastings College and is a Certified Public Accountant.

Michael J. Draper, 46, is the former Chief Financial Officer of Burlington serving in that position from 2004 through January 2012. Mr. Draper is currently the Chief Executive Officer of BCG Solutions LLC, an affiliate of Burlington. From April 2004 to September 2004, he was the Director of Finance and Accounting for Burlington. From April 2000 through March 2004, he was employed at Transgenomic, Inc. where he served as Chief Financial Officer and prior to that as Controller.   Prior to Transgenomic, Mr. Draper was Vice President of Accounting and Finance for MSI Systems Integrators for over 2 years and was with Deloitte & Touche LLP for over 8 years.  Mr. Draper is a Certified Public Accountant.

Timothy Francis, 35, is Chief Financial Officer of Burlington having succeeded Mr. Draper in January 2012. Prior to joining Burlington, Mr. Francis was employed as an audit senior manager with Deloitte & Touche LLP from 2001 to January 2012. Mr. Francis is a Certified Public Accountant.

Mariann Byerwalter, 51, is Chairman of JDN Corporate Advisory LLC. She was Vice President of Business Affairs and Chief Financial Officer of Stanford University from 1996 to 2001. Ms. Byerwalter was Executive Vice President of America First Eureka Holdings, Inc. (“AFEH”) and EurekaBank from 1988 to January 1996. Ms. Byerwalter was Chief Financial Officer and Chief Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996. She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987. She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice President in the bank's Corporate Planning and Development Department. She was also on the Stanford Board of Trustees from 1992 to 1996 and was re-appointed to such in 2002. Ms. Byerwalter currently serves on the board of directors of LookSmart, Inc., Redwood Trust, Inc., SRI International, the PMI Group Inc., the Stanford Hospital and Clinics, the Lucile Packard Children's Hospital and certain investment companies affiliated with Charles Schwab Corporation.

Dr. William S. Carter, 85, is retired from medical practice. He is a graduate of Butler University and Kansas University School of Medicine. He was appointed a diplomat of the American Board of Otorhinolaryngology. He was in private practice in Omaha, Nebraska and was Managing Partner for the Midwest ENT Group until his retirement in 1993.

Patrick J. Jung, CPA, 64, currently serves as the Chief Operating Officer of Surdell & Partners, LLC, an advertising company in Omaha, Nebraska. Prior to his position with Surdell & Partners LLC, Mr. Jung was a practicing certified public accountant with KPMG LLC for thirty years. During that period he served as a Partner for twenty years and as the Managing Partner of the Nebraska business unit for the last six years. Mr. Jung is also a member of the board of directors of Werner Enterprises, Inc., and serves on its audit and compensation committees. Werner, headquartered in Omaha, Nebraska, is a publicly traded transportation and logistics company engaged primarily in hauling truckload shipments of general commodities. Mr. Jung is also a member of the board of directors of Supertel Hospitality, Inc. and serves as its audit committee chair and as a member of its nominating committee. Supertel Hospitality, Inc. headquartered in Norfolk, Nebraska, is a publicly traded real estate investment trust that owns and acquires limited-service hotels in the United States.

George H. Krauss, 70, has been a consultant to Burlington since 1996. From 1972 to 1997, Mr. Krauss practiced law with Kutak Rock LLP, serving as such firm's managing partner from 1983 to 1993, and, from 1997 to 2006, was Of Counsel to such firm. Mr. Krauss also serves on the board of directors of Gateway, Inc., MFA Mortgage Investments, Inc., West Corporation, and America First Apartment Investors, Inc. Mr. Krauss is a member of the compensation committee, corporate governance and nominating committee and audit committee of Gateway, Inc., as well as a member of the compensation committee and audit committee of West Corporation.

Dr. Martin A. Massengale, 78, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and a Foundation Distinguished Professor. Prior to becoming President Emeritus in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska Lincoln from 1981 until 1991 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of managers of AAFL Enterprises, LLC, including as a member of its executive committee and the chairman of its communications committee.

Dr. Gail Walling Yanney, 75, is a retired physician. Dr. Yanney practiced anesthesiology and was the Executive Director of the Clarkson Foundation until October of 1995. In addition, she was a director of FirsTier Bank, N.A., Omaha, Nebraska, prior to its merger with First Bank, N.A. Dr. Yanney is the wife of Michael B. Yanney and the mother of Lisa Y. Roskens.

Clayton K. Yeutter, 81, is Senior Advisor, International Trade, Hogan & Lovells, LLP, a Washington D. C. law firm. From 1978 to 1985 he was President and Chief Executive Officer of the Chicago Mercantile Exchange. Mr. Yeutter also served as U.S. Trade Representative from 1985 to 1989, and as U.S. Secretary of Agriculture from 1989 to 1991. He has served in cabinet and sub-cabinet posts under four U.S. Presidents. Mr. Yeutter currently serves on the board of directors of Neogen Corp. After 5 years of service, Mr. Yeutter has retired from the Oppenheimer Funds, Inc., Covanta Holding Corp., and American Commercial Lines, Inc. board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the managers and executive officers of Burlington and persons who own more than 10% of the Partnership's BUCs to file reports of their ownership of BUCs with the SEC.  Such officers, managers and unitholders are required by SEC regulation to furnish the Partnership with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such reports received by the Partnership and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Partnership believes that there was compliance for the year ended December 31, 2011 with all Section 16(a) filing requirements applicable to such executive officers, managers and beneficial owners of BUCs.

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

Item 11. Executive Compensation.

Mr. Hiatt is the Partnership's only executive officer, but is an employee of Burlington rather than the Partnership. In addition, services are provided to the Partnership by officers of Burlington, including Mr. Francis who acts in the capacity as Chief Financial Officer of the Partnership.  Under the terms of its Agreement of Limited Partnership, the Partnership is not allowed to provide any compensation to these officers or to reimburse AFCA 2 or Burlington for any compensation paid by Burlington to these officers.  As a result, we do not pay compensation of any nature to the persons who effectively act as our executive officers, including Mark Hiatt, our Chief Executive Officer, Michael Draper, our former Chief Financial Officer and Timothy Francis, our Chief Financial Officer.  Accordingly, no tabular disclosures regarding executive compensation, compensation discussion and analysis, compensation committee report or information regarding compensation committee interlocks is being provided in this Form 10-K.

The Board of Managers of Burlington effectively acts as our board of directors.  Although Burlington is not a public company and its securities are not listed on any stock market or otherwise publicly traded, its Board of Managers is constituted in a manner that complies with rules of the Securities and Exchange Commission and the NASDAQ Stock Market related to public companies with securities listed on the NASDAQ Global Market in order for the Company and its BUCs to comply with these rules.  Among other things, a majority of the Board of Managers of Burlington consists of managers who meet the definitions of independence under the rules of the SEC and the NASDAQ Stock Market.  These independent managers are Patrick J. Jung, Mariann Byerwalter, Martin A. Massengale, Clayton Yeutter, and William S. Carter.  During 2011, the Partnership paid Burlington a total of $200,375 in order to reimburse it for a portion of the fees it pays to these five independent managers.  We did not pay any other compensation of any nature to any of the managers of Burlington or reimburse Burlington for any other amounts representing compensation to its Board of Managers.

The following table sets forth the total compensation paid to the Managers of Burlington in fiscal 2011 for their services to the Partnership.

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

(b)  Mr. Hiatt is the only executive officer of the Partnership. The other persons constituting management of the Partnership are officers and managers of Burlington.  The following table and notes set forth information with respect to the beneficial ownership of the Partnership's BUCs by Mr. Hiatt and each of the Managers and executive officers of Burlington and by such persons as a group.  Unless otherwise indicated, the information is as of December 31, 2011, and is based upon information furnished to us by such persons.  Unless otherwise noted, all persons listed in the following table have sole voting and investment power over the BUCs they beneficially own and own such BUCs directly.  For purposes of this table, the term “beneficial owner” means any person who, directly or indirectly, has or units the power to vote, or to direct the voting of, a BUC or the power to dispose, or to direct the disposition of, a BUC or has the right to acquire BUCs within 60 days.

Name	Number of BUCs Beneficially Owned	Percent of Class
Michael B. Yanney, Chairman Emeritus and Manager of Burlington	409,710 (1)	1%
Lisa Y. Roskens, Chairman, President, Chief Executive Officer and Manager of Burlington	409,710 (2)	1%
Mark A. Hiatt, Chief Executive Officer of the Partnership	35,635	*
Timothy Francis, Chief Financial Officer of Burlington (4)	—	—
Michael J. Draper, Former Chief Financial Officer of Burlington (4)	2,000	*
Mariann Byerwalter, Manager of Burlington	—	—
Dr. William S. Carter, Manager of Burlington	—	—
Patrick J. Jung, Manager of Burlington	5,000	*
George H. Krauss, Manager of Burlington	—	—
Dr. Martin A. Massengale, Manager of Burlington	1,500	*
Dr. Gail Walling Yanney, Manager of Burlington	409,710 (3)	1%
Clayton K. Yeutter, Manager of Burlington	2,000	*
All current executive officers and Managers of Burlington as a group (11 persons)	455,845	1%
*denotes ownership of less than 1%.
(1) Consists of 409,710 BUCs held by the Burlington Capital Group LLC .  Mr. Yanney has a beneficial ownership interest in, and is a Manager and Chairman Emeritus of the Burlington Capital Group, LLC and is deemed to have a pecuniary interest in the Beneficial Unit Certificates due to his ownership interest in The Burlington Capital Group, LLC.
(2)  Consists of 409,710 BUCs held by the Burlington Capital Group LLC.  Ms. Roskens has a beneficial ownership interest in, and is a Manager, Chairman, President, and Chief Executive Officer of the Burlington Capital Group, LLC and is deemed to have a pecuniary interest in the Beneficial Unit Certificates due to her ownership interest in The Burlington Capital Group, LLC.
(3) Consists of 409,710 BUCs held by the Burlington Capital Group LLC.  Dr. Yanney has a beneficial ownership interest in, and is a Manager of the Burlington Capital Group, LLC and is deemed to have a pecuniary interest in the Beneficial Unit Certificates due to her ownership interest in The Burlington Capital Group, LLC.
(4) Mr. Francis became the Chief Financial Officer of Burlington on January 30, 2012. Mr. Draper resigned as Chief Financial Officer of Burlington on that date.

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

Item 14.  Principal Accountant Fees and Services.

The Audit Committee of Burlington has engaged Deloitte & Touche LLP as the independent registered public accounting firm for the Company. The Audit Committee regularly reviews and determines whether any non-audit services provided by Deloitte & Touche LLP potentially affects their independence with respect to the Company. The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by Deloitte & Touche LLP. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered, and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management provides annual updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date. During 2011 and 2010, all services performed by Deloitte & Touche LLP, with respect to the Partnership, were pre-approved by the Audit Committee in accordance with this policy.

The following table sets forth the aggregate fees billed by Deloitte & Touche LLP with respect to audit and non-audit services for the Company during the years ended December 31, 2011 and 2010:

	2011	2010
Audit Fees (1)	$317,100	$302,400
Audit-Related Fees (2)	—	96,500
Tax Fees (3)	15,511	25,160
All Other Fees	—	—

(1)
Audit - Includes fees and expenses for professional services rendered for the audit of the Company's annual financial statements and internal control over financial reporting and reviews of the financial statements included in the Company's quarterly reports on Form 10-Q during 2011 and 2010.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)  The following documents are filed as part of this report:

1.  Financial Statements. The following financial statements of the Company are included in response to Item 8 of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets of the Company as of December 31, 2011 and 2010.

Consolidated Statements of Operations of the Company for the years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Comprehensive Income (Loss) of the Company for the years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Partners' Capital of the Company for the years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Cash Flows of the Company for the years ended December 31, 2011, 2010 and 2009.

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

31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 The following materials from the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) the  Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) the  Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Partners' Capital for the years ended December 31, 2011, 2010 and 2009, (v)the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
By	America First Capital Associates
Limited Partnership Two,
General Partner of the Partnership

By	The Burlington Capital Group LLC,
General Partner of
America First Capital Associates
Limited Partnership Two

Date:	March 2, 2012
By	/s/ Mark A. Hiatt
Mark A. Hiatt
Chief Executive Officer
America First Tax Exempt Investors, L.P.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 2, 2012	By	/s/ Michael B. Yanney*
Michael B. Yanney,
Chairman Emeritus of the Board and
Manager of Burlington Capital Group LLC

Date:	March 2, 2012	By	/s/ Lisa Y. Roskens*
Lisa Y. Roskens
Chairman of the Board, President, Chief Executive Offer and
Manager of Burlington Capital Group LLC

Date:	March 2, 2012	By	/s/ Mark A. Hiatt
Mark A. Hiatt,
Chief Executive Officer of the Registrant
(Principal Executive Officer)

Date:	March 2, 2012	By	/s/ Timothy Francis
Timothy Francis,
Chief Financial Officer of The Burlington Capital Group LLC
(Principal Financial Officer and Principal Accounting Officer)

Date:	March 2, 2012	By	/s/ Mariann Byerwalter*
Mariann Byerwalter,
Manager of The Burlington Capital Group LLC

Date:	March 2, 2012	By	/s/ William S. Carter*
William S. Carter,
Manager of The Burlington Capital Group LLC

Date:	March 2, 2012	By	/s/ Patrick J. Jung*
Patrick J. Jung,
Manager of The Burlington Capital Group LLC

Date:	March 2, 2012	By	/s/ George H. Krauss*
George H. Krauss,
Manager of The Burlington Capital Group LLC

Date:	March 2, 2012	By	/s/ Martin A. Massengale*
Martin A. Massengale,
Manager of The Burlington Capital Group LLC

Date:	March 2, 2012	By	/s/ Gail Walling Yanney*
Gail Walling Yanney,
Manager of The Burlington Capital Group LLC

Date:	March 2, 2012	By	/s/ Clayton K. Yeutter*
Clayton K. Yeutter,
Manager of The Burlington Capital Group LLC

*By Timothy Francis,
Attorney-in-Fact

By /s/ Timothy Francis
Timothy Francis