Form 10-Q
period 2012-03-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2012-05-09
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1A	Risk Factors	48
Item 6	Exhibits	48

SIGNATURES	49

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

Other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under the headings “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in item 1A of Part II of this document.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$17,429,602	$20,201,573
Restricted cash	12,746,866	13,852,753
Interest receivable	8,272,937	6,984,978
Tax-exempt mortgage revenue bonds held in trust, at fair value (Notes 4 & 8)	111,845,978	109,152,787
Tax-exempt mortgage revenue bonds, at fair value (Note 4)	26,730,200	26,542,565
Real estate assets: (Note 5)
Land	13,343,557	12,430,434
Buildings and improvements	112,843,888	111,653,203
Real estate assets before accumulated depreciation	126,187,445	124,083,637
Accumulated depreciation	(21,063,405)	(19,817,998)
Net real estate assets	105,124,040	104,265,639
Other assets (Note 6)	9,287,481	9,682,388
Assets of discontinued operations (Note 7)	7,287,162	7,293,862
Total Assets	$298,724,266	$297,976,545

Liabilities
Accounts payable, accrued expenses and other liabilities	$3,058,530	$3,491,642
Distribution payable	3,803,400	3,911,340
Debt financing (Note 8)	112,537,000	112,673,000
Mortgages payable (Note 9)	41,752,135	40,092,455
Liabilities of discontinued operations (Note 7)	6,166,328	6,219,063
Total Liabilities	167,317,393	166,387,500

Commitments and Contingencies (Note 13)

Partners' Capital
General Partner (Note 2)	(354,861)	(354,006)
Beneficial Unit Certificate holders	154,826,581	154,911,228
Unallocated deficit of Consolidated VIEs	(23,752,821)	(23,512,962)
Total Partners' Capital	130,718,899	131,044,260
Noncontrolling interest (Note 5)	687,974	544,785
Total Capital	131,406,873	131,589,045
Total Liabilities and Partners' Capital	$298,724,266	$297,976,545

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended,
	March 31, 2012	March 31, 2011
Revenues:
Property revenues	$4,238,929	$3,565,553
Mortgage revenue bond investment income	2,371,404	2,220,913
Other income	39,345	251,361
Total revenues	6,649,678	6,037,827
Expenses:
Real estate operating (exclusive of items shown below)	2,279,934	2,132,208
Provision for loss on receivables	238,175	—
Depreciation and amortization	1,438,905	1,133,059
Interest	1,318,535	773,734
General and administrative	650,579	641,595
Total expenses	5,926,128	4,680,596
Income from continuing operations	723,550	1,357,231
Income from discontinued operations	46,034	14,004
Net income	769,584	1,371,235
Net income attributable to noncontrolling interest	139,152	182,061
Net income - America First Tax Exempt Investors, L.P.	$630,432	$1,189,174

Net income (loss) allocated to:
General Partner	$8,703	$14,693
Limited Partners - Unitholders	861,588	1,454,610
Unallocated loss of Consolidated Property VIEs	(239,859)	(280,129)
Noncontrolling interest	139,152	182,061
	$769,584	$1,371,235
Unitholders' interest in net income per unit (basic and diluted):
Net income (loss), basic and diluted, per unit	$0.03	$0.05
Weighted average number of units outstanding, basic and diluted	30,122,928	30,122,928

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Net income	$769,584	$1,371,235
Unrealized gain on securities	2,847,607	2,855,558
Comprehensive income	3,617,191	4,226,793
Comprehensive income attributable to noncontrolling interest	139,152	182,061
Comprehensive income - America First Tax Exempt Investors, L.P.	$3,478,039	$4,044,732

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2012 and 2011
(UNAUDITED)

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non- controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2012	$(354,006)	30,122,928	$154,911,228	$(23,512,962)	$544,785	$131,589,045	$95,894
Noncontrolling interest contribution	—		—	—	4,037	4,037
Distributions paid or accrued	(38,034)	—	(3,765,366)	—	—	(3,803,400)	—
Net income (loss)	8,703	—	861,588	(239,859)	139,152	769,584	—
Unrealized gain on securities	28,476	—	2,819,131	—	—	2,847,607	2,847,607
Balance at March 31, 2012	$(354,861)	30,122,928	$154,826,581	$(23,752,821)	$687,974	$131,406,873	$2,943,501

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non- controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2011	$(280,629)	30,122,928	$161,389,189	$(32,945,669)	$(141,326)	$128,021,565	$(9,692,233)
Distributions paid or accrued	(38,034)		(3,765,366)	—	—	(3,803,400)
Net income (loss)	14,693	—	1,454,610	(280,129)	182,061	1,371,235	—
Unrealized gain on securities	28,556	—	2,827,002	—	—	2,855,558	2,855,558
Balance at March 31, 2011	$(275,414)	30,122,928	$161,905,435	$(33,225,798)	$40,735	$128,444,958	$(6,836,675)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For Three Months Ended,
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net income	$769,584	$1,371,235
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense	1,511,315	1,225,565
Provision for loss from receivables	238,175	—
Non-cash loss on derivatives	329,340	232,554
Bond discount amortization	(105,140)	(116,858)
Gain on asset sold	—	(21,103)
Gain on early extinguishment of debt	—	(104,988)
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(1,526,134)	(1,223,846)
Increase in other assets	13,550	(1,056,661)
Decrease in accounts payable and accrued expenses	(449,445)	(529,422)
Net cash provided (used) by operating activities	781,245	(223,524)
Cash flows from investing activities:
Capital expenditures	(1,823,562)	(930,797)
Acquisition of tax-exempt mortgage revenue bonds	—	(4,492,500)
Acquisition of partnerships, net of cash acquired	—	(20,758,476)
Proceeds from assets sold	—	36,500
Decrease (increase) in restricted cash	225,705	(125,259)
Restricted cash - debt collateral released	650,833	732,403
Cash released upon foreclosure	—	2,047,161
Principal payments received on tax-exempt mortgage revenue bonds	71,317	101,349
Net cash used by investing activities	(875,707)	(23,389,619)
Cash flows from financing activities:
Distributions paid	(3,911,340)	(3,803,399)
(Decrease) increase in liabilities related to restricted cash	(225,705)	125,259
Proceeds from debt financing	1,673,579	27,500,584
Deferred financing costs	(34,188)	—
Principal payments on debt financing and mortgage payable	(186,302)	(159,464)
Sale of LP Interests - Ohio Properties	4,037	—
Net cash (used) provided by financing activities	(2,679,919)	23,662,980
Net (decrease) increase in cash and cash equivalents	(2,774,381)	49,837
Cash and cash equivalents at beginning of period, including cash and cash equivalents of discontinued operations of $11,840 and $18,928, respectively	20,213,413	13,277,048
Cash and cash equivalents at end of period, including cash and cash equivalents of discontinued operations of $9,431 and $17,601, respectively	$17,439,032	$13,326,885

Supplemental cash flow information:
Cash paid during the period for interest	881,291	816,171
Distributions declared but not paid	3,803,400	3,803,399
Capital expenditures financed through notes payable	42,929	9,601

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

1.  Basis of Presentation

General

America First Tax Exempt Investors, L.P. (the “Partnership”) was formed on April 2, 1998, under the Delaware Revised Uniform Limited Partnership Act for the primary purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential properties.  Interest on these bonds is excludable from gross income for federal income tax purposes.  As a result, most of the income earned by the Partnership is exempt from federal income taxes.  The Partnership may also invest in other types of tax-exempt securities that may or may not be secured by real estate and may make taxable mortgage loans secured by multifamily properties which are financed by tax-exempt mortgage revenue bonds held by the Partnership.  The Partnership generally does not seek to acquire direct interests in real property as long term or permanent investments.  The Partnership may, however, acquire real estate securing its tax-exempt mortgage revenue bonds or taxable mortgage loans through foreclosure in the event of a default.  In addition, the Partnership may acquire interests in multifamily apartment properties (“MF Properties”) in order to position itself for future investments in tax-exempt mortgage revenue bonds issued to finance these properties. The Partnership expects to sell its interest in these MF Properties in connection with the future syndication of low income housing tax credits under Section 42 of the Internal Revenue Code ("LIHTCs") or to a tax-exempt organization and to acquire tax-exempt mortgage revenue bonds on these properties to provide debt financing to the new owners.

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

The condensed consolidated financial statements of the “Company” reported in this Form 10-Q include the assets, liabilities and results of operations of the Partnership, its Consolidated Subsidiaries and three other consolidated entities in which the Partnership does not hold an ownership interest but which own multifamily apartment properties financed with tax-exempt mortgage revenue bonds held by the Partnership and which are treated as variable interest entities ("VIEs") of which the Partnership has been determined to be the primary beneficiary (“Consolidated VIEs”).  The Consolidated Subsidiaries of the Partnership consist of:

•	ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing with Freddie Mac (Note 8).

•
Nine multifamily apartments ("MF Properties") owned by various Partnership subsidiaries. Such subsidiaries hold a 99% limited partner interest in five limited partnerships and 100% member positions in four limited liability companies. Three apartment properties which are subject to a sales agreement and are also reported as MF Properties (Note 5).

•	One of the five limited Partnerships which owns an MF Property is reported as a discontinued operation in both periods (Note 7).

Stand alone financial information of the Partnership reported in this Form 10-Q includes only the assets, liabilities, and results of operations of the Partnership and its Consolidated Subsidiaries (hereafter the “Partnership”) without the Consolidated VIEs.  In the Company’s consolidated financial statements, all transactions and accounts between the Partnership, the Consolidated Subsidiaries and the Consolidated VIEs have been eliminated in consolidation.  The Partnership does not believe that the consolidation of VIEs for reporting under accounting principles generally accepted in the United States of America (“GAAP”) affects the Partnership’s status as a partnership for federal income tax purposes or the status of unitholders as partners of the Partnership, the treatment of the tax-exempt mortgage revenue bonds on the properties owned by Consolidated VIEs as debt, the tax-exempt nature of the interest payments received on bonds secured by the properties owned by Consolidated VIEs or the manner in which the Partnership’s income is reported to unitholders on IRS Form K-1.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The accompanying interim unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. These condensed consolidated financial statements and notes have been prepared consistently with the 2011 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2012, and the results of operations for the interim periods presented have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

2.  Partnership Income, Expenses and Cash Distributions

The Agreement of Limited Partnership of the Partnership contains provisions for the distribution of Net Interest Income, Net Residual Proceeds and Liquidation Proceeds, for the allocation of income or loss from operations and for the allocation of income and loss arising from a repayment, sale, or liquidation of investments.  Income and losses will be allocated to each unitholder on a periodic basis, as determined by the General Partner, based on the number of BUCs held by each unitholder as of the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each unitholder of record on the last day of each distribution period based on the number of BUCs held by each unitholder as of such date. For purposes of the Agreement of Limited Partnership, cash distributions, if any, received by the Partnership from its indirect interest in MF Properties (Note 5) will be included in the Partnership’s Interest Income and cash distributions received by the Partnership from the sale of such properties will be included in the Partnership Residual Proceeds.

Cash distributions are currently made on a quarterly basis but may be made on a monthly or semiannual basis at the election of AFCA 2.  On each distribution date, Net Interest Income is distributed 99% to the unitholders and 1% to AFCA 2 and Net Residual Proceeds are distributed 100% to unitholders except that Net Interest Income and Net Residual Proceeds representing contingent interest in an amount equal to 0.9% per annum of the principal amount of the tax-exempt mortgage revenue bonds on a cumulative basis (defined as Net Interest Income (Tier 2) and Net Residual Proceeds (Tier 2), respectively) are distributed 75% to the unitholders and 25% to AFCA 2.

In June 2010, the Company completed a sales transaction whereby four of the MF Properties, Crescent Village, Post Woods (I and II), and Willow Bend apartments in Ohio (the “Ohio Properties”), were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity. The Company acquired 100% of the $18.3 million tax-exempt mortgage revenue bonds issued by the Ohio Housing Finance Agency as part of a plan of financing for the acquisition and rehabilitation of the Ohio Properties. The tax-exempt mortgage revenue bonds secured by the Ohio Properties were acquired by the Company at par and consisted of two series. The Series A bond has a par value of $14.7 million and bears interest at an annual rate of 7.0%. The Series B bond has a par value of $3.6 million and bears interest at an annual interest rate of 10.0%. Both series of bonds mature in June 2050. The Company had previously acquired a 99% interest in the Ohio Properties as part of its strategy of acquiring existing multifamily apartment properties that it expects will be partially financed with new tax-exempt mortgage bonds at the time the properties become eligible for the issuance of additional LIHTCs. In addition to the new tax-exempt mortgage revenue bonds acquired by the Company, the plan of financing for the acquisition included other subordinated debt issued by the Company. At the time of acquisition, the new owners had not contributed any capital to the transaction and the Company effectively provided 100% of the capital structure to the new owners as part of the sale transaction. Pursuant to accounting guidance for property, plant, and equipment - real estate sales, the sale and restructure does not meet the criteria for derecognition of the properties or full accrual accounting for the gain. The guidance requires sufficient equity at risk as part of a sales transaction to indicate a commitment from the buyer (typically a minimum of 3 to 5% investment by the new owners). Under the sales agreement, the Ohio Properties were sold for a total purchase price of $16.2 million. Cash received by the selling limited partnerships as part of the sale transaction represents a gain on the sale transaction of approximately $1.8 million which has been deferred by the Company.

In October 2011, the three limited partnerships that own the Ohio Properties admitted two entities that are affiliates of Boston Capital (the “BC Partners”) as new limited partners as part of a syndication of LIHTCs on the Ohio Properties. The BC Partners have agreed to contribute approximately $6.7 million to the equity of these limited partnerships, subject to the Ohio Properties meeting certain debt service coverage ratios specified in the applicable limited partnership agreements. As of March 31, 2012, the Ohio Properties had not yet achieved these debt service coverage ratios and the BC Partners had not contributed a sufficient amount of additional capital to these limited partnerships to allow the Company to deconsolidate the Ohio Properties. Accordingly, the Company will continue to report each Ohio Property as an MF Property, and no gain from the 2010 sale of such Ohio Property will be recognized by the Company, until the Ohio Property achieves specified debt service coverage ratios and the BC Partners have contributed their additional capital to the limited partnership owning the Ohio Property. The Company expects that each of the Ohio Properties will achieve the debt service coverage ratios so that the BC Partners will fully fund their capital commitments during 2012. As that occurs, each Ohio Properties will cease to be reported as an MF Property and the Company will recognize the gain for the 2010 sale of the Ohio Property. After that time, the Company will report the tax-exempt mortgage revenue bonds on such Ohio Property as an asset and will report the related interest income on the bond.

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

No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote (Note 13).

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

3.  Variable Interest Entities

The Partnership invests in federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  The Partnership owns 100% of these bonds and each bond is secured by a first mortgage on the property.  The Partnership has also made taxable loans to the property owners in certain cases which are secured by second mortgages on these properties.  Although each multifamily property financed with tax-exempt mortgage revenue bonds held by the Partnership is owned by a separate entity in which the Partnership has no equity ownership interest, the debt financing provided by the Partnership creates a variable interest in these ownership entities that may require the Partnership to report the assets, liabilities, and results of operations of these entities on a consolidated basis under GAAP.

The Partnership determined that five of the entities financed by tax-exempt mortgage revenue bonds owned by the Partnership were held by VIEs.  These VIEs are Ashley Square, Bent Tree, Cross Creek, Fairmont Oaks, and Lake Forest. See below for further discussion on which VIEs are consolidated as of the reporting date.

At March 31, 2012, the Partnership reported three properties as Consolidated VIEs; Bent Tree, Fairmont Oaks, and Lake Forest and has continued to consolidate these entities.  At March 31, 2011, the Partnership reported four properties as Consolidated VIEs: Bent Tree, Fairmont Oaks, Iona Lakes, and Lake Forest. In June 2011, the ownership of Iona Lakes became a not-for-profit entity and Iona Lakes ceased to be reported as a Consolidated VIE.

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

Consolidated VIEs

The Partnership determined it is the primary beneficiary of the following properties at March 31, 2012: Bent Tree, Fairmont Oaks, and Lake Forest. The capital structure of each of these VIEs consists of senior debt, subordinated debt, and equity capital.  The senior debt is in the form of a tax-exempt multifamily housing mortgage revenue bond and accounts for the majority of each VIE's total capital. As the bondholder, the Partnership is entitled to principal and interest payments and has certain protective rights as established by the bond documents.  The equity ownership of the consolidated VIEs; Bent Tree, Fairmont Oaks, and Lake Forest, is ultimately held by corporations which are owned by four individuals, two of which are related parties.  Additionally, each of these properties is managed by an affiliate of the Partnership, America First Properties Management Company, LLC (“Properties Management”) which is an affiliate of Burlington.

In determining the primary beneficiary of these VIEs, the Partnership considered the activities of the VIE which most significantly impact the VIEs' economic performance, who has the power to control such activities, the risks which the entities were designed to create, the variability associated with those risks and the interests which absorb such variability.  The Partnership also considered the related party relationship of the entities involved in the VIEs.  It was determined that the Partnership, as part of the related party group, met both of the primary beneficiary criteria and was the most closely associated with the VIEs and; therefore, was determined to be the primary beneficiary.

Non-Consolidated VIEs

The Company does not consolidate two VIE entities, Ashley Square and Cross Creek.  In determining the primary beneficiary of these VIEs, the Partnership considered the activities of each VIE which most significantly impact the VIEs' economic performance, who has the power to control such activities, the risks which the entities were designed to create, the variability associated with those risks and the interests which absorb such variability.  The significant activities of the VIE that impact the economic performance of the entity include leasing and maintaining apartments, determining if the property is to be sold, decisions relating to debt refinancing, the selection of or replacement of the property manager and the approval of the operating and capital budgets.  As discussed below, while the capital structures of these VIEs resulted in the Partnership holding a majority of the variable interests in these VIEs, the Partnership determined it does not have the power to direct the activities of these VIEs that most significantly impact the VIEs’ economic performance and, as a result, is not the primary beneficiary of these VIEs.

Ashley Square –  Ashley Square Housing Cooperative acquired the ownership of the Ashley Square Apartments in December 2008 from Ashley Square LLC through a warranty deed of transfer and an assumption of debt.  This transfer of ownership constituted a reconsideration event as outlined in the consolidation guidance which triggered a re-evaluation of the holders of variable interests to determine the primary beneficiary of the VIE.  The capital structure of the VIE consists of senior debt, subordinated loans and equity capital.  The senior debt is in the form of tax-exempt mortgage revenue bonds that are 100% owned by the Partnership and account for the majority of the VIE’s total capital.  As the bondholder, the Partnership is entitled to principal and interest payments and has certain protective rights as established by the bond documents.  The VIE is organized as a housing cooperative and the 99% equity owner of this VIE is The Foundation for Affordable Housing (“FAH”), an unaffiliated Nebraska not-for-profit organization.  Additionally, this property is managed by Properties Management.

Cross Creek –  Cross Creek Apartments Holdings LLC is the owner of the Cross Creek Apartments.  On January 1, 2010, Cross Creek Apartment Holdings LLC entered into a new operating agreement and admitted three new members.  These new members committed approximately $2.2 million of capital payable in three installments including $563,000 on January 1, 2010.  The new operating agreement and admission of new owner members constituted a reconsideration event as outlined in the consolidation guidance which triggered a re-evaluation of the holders of variable interests to determine the primary beneficiary of the VIE.  The capital structure of the VIE consists of senior debt, subordinated loans, and equity capital at risk.  The senior debt is in the form of tax-exempt mortgage revenue bonds that are 100% owned by the Partnership and account for the majority of the VIE’s total capital.  As the bondholder, the Partnership is entitled to principal and interest payments and has certain protective rights as established by the bond documents.  The three newly admitted members of this VIE are each unaffiliated with the Partnership and have contributed significant equity capital to the VIE.  These members collectively control a 99% interest in the VIE.  The other 1% member of this VIE is FAH, which is also unaffiliated with the Partnership.  Additionally, this property is managed by Properties Management.

The following table presents information regarding the carrying value and classification of the assets held by the Partnership as of March 31, 2012, which constitute a variable interest in Ashley Square and Cross Creek.

	Balance Sheet Classification	Carrying Value	Maximum Exposure to Loss
Ashley Square Apartments
Tax Exempt Mortgage Revenue Bond	Bond Investment	$5,364,748	$5,296,000
Property Loan	Other Asset	1,190,000	4,786,342
		$6,554,748	$10,082,342
Cross Creek Apartments
Tax Exempt Mortgage Revenue Bond	Bond Investment	$7,905,035	$5,972,672
Property Loans	Other Asset	3,664,755	3,664,755
		$11,569,790	$9,637,427

The tax exempt mortgage revenue bonds are classified on the balance sheet as available for sale investments and are carried at fair value while property loans are presented on the balance sheet as other assets and are carried at the unpaid principal and interest less any loan loss reserves.  See Note 4 for additional information regarding the bonds and Note 6 for additional information regarding the property loans.  The maximum exposure to loss for the bonds is equal to the unpaid principal balance as of March 31, 2012.  The difference between the carrying value and the maximum exposure to loss is a function of the fair value of the bond.  The maximum exposure to loss for the property loans is equal to the unpaid principal and interest.  The difference between the carrying value and the maximum exposure is the value of loan loss reserves that have been previously recorded against the outstanding loan balances.

The following tables present the effects of the consolidation of the Consolidated VIEs on the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

Condensed Consolidating Balance Sheets as of March 31, 2012 and December 31, 2011:

	Partnership as of March 31, 2012	Consolidated VIEs as of March 31, 2012	Consolidation -Elimination as of March 31, 2012	Total as of March 31, 2012
Assets
Cash and cash equivalents	$17,390,835	$38,767	$—	$17,429,602
Restricted cash	11,913,459	833,407	—	12,746,866
Interest receivable	12,985,895	—	(4,712,958)	8,272,937
Tax-exempt mortgage revenue bonds held in trust, at fair value	135,825,458	—	(23,979,480)	111,845,978
Tax-exempt mortgage revenue bonds, at fair value	26,730,200	—	—	26,730,200
Real estate assets:
Land	10,093,513	3,250,044	—	13,343,557
Buildings and improvements	81,180,224	31,663,664	—	112,843,888
Real estate assets before accumulated depreciation	91,273,737	34,913,708	—	126,187,445
Accumulated depreciation	(8,383,599)	(12,679,806)	—	(21,063,405)
Net real estate assets	82,890,138	22,233,902	—	105,124,040
Other assets	19,045,160	846,826	(10,604,505)	9,287,481
Assets of discontinued operations	7,287,162	—	—	7,287,162
Total Assets	$314,068,307	$23,952,902	$(39,296,943)	$298,724,266

Liabilities
Accounts payable, accrued expenses and other liabilities	$2,202,088	$25,146,588	$(24,290,146)	$3,058,530
Distribution payable	3,803,400	—	—	3,803,400
Debt financing	112,537,000	—	—	112,537,000
Mortgages payable	41,752,135	24,347,000	(24,347,000)	41,752,135
Liabilities of discontinued operations	6,166,328	—	—	6,166,328
Total Liabilities	166,460,951	49,493,588	(48,637,146)	167,317,393
Partners' Capital
General Partner	(354,861)	—	—	(354,861)
Beneficial Unit Certificate holders	147,274,243	—	7,552,338	154,826,581
Unallocated loss of Consolidated VIEs	—	(25,540,686)	1,787,865	(23,752,821)
Total Partners' Capital	146,919,382	(25,540,686)	9,340,203	130,718,899
Noncontrolling interest	687,974	—	—	687,974
Total Capital	147,607,356	(25,540,686)	9,340,203	131,406,873
Total Liabilities and Partners' Capital	$314,068,307	$23,952,902	$(39,296,943)	$298,724,266

	Partnership as of December 31, 2011	Consolidated VIEs as of December 31, 2011	Consolidation -Elimination as of December 31, 2011	Total as of December 31, 2011
Assets
Cash and cash equivalents	$20,188,855	$12,718	$—	$20,201,573
Restricted cash	12,915,700	937,053	—	13,852,753
Interest receivable	11,395,266	—	(4,410,288)	6,984,978
Tax-exempt mortgage revenue bonds held in trust, at fair value	132,920,723	—	(23,767,936)	109,152,787
Tax-exempt mortgage revenue bonds, at fair value	26,542,565	—	—	26,542,565
Real estate assets:
Land	9,180,390	3,250,044	—	12,430,434
Buildings and improvements	80,045,210	31,607,993	—	111,653,203
Real estate assets before accumulated depreciation	89,225,600	34,858,037	—	124,083,637
Accumulated depreciation	(7,485,664)	(12,332,334)	—	(19,817,998)
Net real estate assets	81,739,936	22,525,703	—	104,265,639
Other assets	19,693,928	839,879	(10,851,419)	9,682,388
Assets of discontinued operations	7,293,862	—	—	7,293,862
Total Assets	$312,690,835	$24,315,353	$(39,029,643)	$297,976,545

Liabilities
Accounts payable, accrued expenses and other liabilities	$2,516,851	$24,780,781	$(23,805,990)	$3,491,642
Distribution payable	3,911,340	—	—	3,911,340
Debt financing	112,673,000	—	—	112,673,000
Mortgages payable	40,092,455	24,407,000	(24,407,000)	40,092,455
Liabilities of discontinued operations	6,219,063	—	—	6,219,063
Total Liabilities	165,412,709	49,187,781	(48,212,990)	166,387,500
Partners' Capital
General Partner	(354,006)	—	—	(354,006)
Beneficial Unit Certificate holders	147,087,347	—	7,823,881	154,911,228
Unallocated loss of Consolidated VIEs	—	(24,872,428)	1,359,466	(23,512,962)
Total Partners' Capital	146,733,341	(24,872,428)	9,183,347	131,044,260
Noncontrolling interest	544,785	—	—	544,785
Total Capital	147,278,126	(24,872,428)	9,183,347	131,589,045
Total Liabilities and Partners' Capital	$312,690,835	$24,315,353	$(39,029,643)	$297,976,545

Condensed Consolidating Statements of Operations for the three months ended March 31, 2012 and 2011:

	Partnership For the Three Months Ended March 31, 2012	Consolidated VIEs For the Three Months Ended March 31, 2012	Consolidation -Elimination For the Three Months Ended March 31, 2012	Total For the Three Months Ended March 31, 2012
Revenues:
Property revenues	$3,044,020	$1,194,909	$—	$4,238,929
Mortgage revenue bond investment income	2,753,077	—	(381,673)	2,371,404
Other income	39,345	—	—	39,345
Total revenues	5,836,442	1,194,909	(381,673)	6,649,678
Expenses:
Real estate operating (exclusive of items shown below)	1,571,893	708,041	—	2,279,934
Provision for loss on receivables	238,175	—	—	238,175
Depreciation and amortization	1,093,851	355,986	(10,932)	1,438,905
Interest	1,318,535	799,142	(799,142)	1,318,535
General and administrative	650,579	—	—	650,579
Total expenses	4,873,033	1,863,169	(810,074)	5,926,128
Income (loss) from operations	963,409	(668,260)	428,401	723,550
Income from discontinued operations	46,034	—	—	46,034
Net income (loss)	1,009,443	(668,260)	428,401	769,584
Net income attributable to noncontrolling interest	139,152	—	—	139,152
Net income (loss) - America First Tax Exempt Investors, L. P.	$870,291	$(668,260)	$428,401	$630,432

	Partnership For the Three Months Ended March 31, 2011	Consolidated VIEs For the Three Months Ended March 31, 2011	Consolidation -Elimination For the Three Months Ended March 31, 2011	Total For the Three Months Ended March 31, 2011
Revenues:
Property revenues	$1,679,315	$1,886,238	$—	$3,565,553
Mortgage revenue bond investment income	2,904,674	—	(683,761)	2,220,913
Other income	146,373	3,416,838	(3,311,850)	251,361
Total revenues	4,730,362	5,303,076	(3,995,611)	6,037,827
Expenses:
Real estate operating (exclusive of items shown below)	1,076,084	1,056,124	—	2,132,208
Depreciation and amortization	601,589	544,726	(13,256)	1,133,059
Interest	773,734	1,324,298	(1,324,298)	773,734
General and administrative	641,595	—	—	641,595
Total expenses	3,093,002	2,925,148	(1,337,554)	4,680,596
Income (loss) from operations	1,637,360	2,377,928	(2,658,057)	1,357,231
Income from discontinued operations	14,004	—	—	14,004
Net income (loss)	1,651,364	2,377,928	(2,658,057)	1,371,235
Net income attributable to noncontrolling interest	182,061	—	—	182,061
Net income (loss) - America First Tax Exempt Investors, L. P.	1,469,303	2,377,928	(2,658,057)	1,189,174

4.  Investments in Tax-Exempt Bonds

The tax-exempt mortgage revenue bonds owned by the Company have been issued to provide construction and/or permanent financing of multifamily residential properties and do not include the tax-exempt mortgage revenue bonds issued with respect to properties owned by Consolidated VIEs or the Ohio Properties presented as MF Properties (Note 2 and Note 5). Tax-exempt mortgage revenue bonds are either held directly by the Company or are held in trusts created in connection with debt financing transactions (Note 8). The Company had the following investments in tax-exempt mortgage revenue bonds as of dates shown:

	March 31, 2012
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Ashley Square (1)	$5,296,000	$68,748	$—	$5,364,748
Autumn Pines (2)	12,291,103	100,747	—	12,391,850
Bella Vista (1)	6,650,000	—	(273,581)	6,376,419
Bridle Ridge (1)	7,790,000	—	(316,741)	7,473,259
Brookstone (1)	7,442,216	1,252,431	—	8,694,647
Cross Creek (1)	5,972,672	1,932,363	—	7,905,035
GMF-Madison Tower (2)	3,810,000	103,403	—	3,913,403
GMF-Warren/Tulane (2)	11,815,000	320,659	—	12,135,659
Lost Creek (1)	16,081,625	2,925,275	—	19,006,900
Runnymede (1)	10,685,000	—	—	10,685,000
Southpark (1)	11,945,354	1,701,846	—	13,647,200
Woodlynn Village (1)	4,492,000	—	(240,142)	4,251,858
Tax-exempt mortgage revenue bonds held in trust	$104,270,970	$8,405,472	$(830,464)	$111,845,978

	March 31, 2012
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Iona Lakes	$15,720,000	161,602	—	$15,881,602
Woodland Park	15,662,000	—	(4,813,402)	10,848,598
Tax-exempt mortgage revenue bonds	$31,382,000	$161,602	$(4,813,402)	$26,730,200

(1) Bonds owned by ATAX TEBS I, LLC, Note 8
(2) Bond held by Deutsche Bank in a secured financing transaction, Note 8

	December 31, 2011
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gains	Unrealized Loss	Estimated Fair Value
Ashley Square (1)	$5,308,000	$—	$—	$5,308,000
Autumn Pines (1)	12,280,776	—	(152,094)	12,128,682
Bella Vista (1)	6,650,000	—	(405,184)	6,244,816
Bridle Ridge (1)	7,815,000	—	(469,056)	7,345,944
Brookstone (1)	7,437,947	1,116,538	—	8,554,485
Cross Creek (1)	5,961,478	1,824,167	—	7,785,645
GMF-Madison Tower (2)	3,810,000	51,130	—	3,861,130
GMF-Warren/Tulane (2)	11,815,000	321,722	—	12,136,722
Lost Creek (1)	16,051,048	1,962,587	—	18,013,635
Runnymede (1)	10,685,000	—	(434,452)	10,250,548
Southpark (1)	11,925,483	1,431,637	—	13,357,120
Woodlynn Village (1)	4,492,000	—	(325,940)	4,166,060
Tax-exempt mortgage revenue bonds held in trust	$104,231,732	$6,707,781	$(1,786,726)	$109,152,787

	December 31, 2011
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Iona Lakes	$15,720,000	$160,658	$—	$15,880,658
Woodland Park	15,662,000	—	(5,000,093)	10,661,907
Tax-exempt mortgage revenue bonds	$31,382,000	$160,658	$(5,000,093)	$26,542,565

(1) Bonds owned by ATAX TEBS I, LLC, Note 8
(2) Bond held by Deutsche Bank in a secured financing transaction, Note 8

Valuation - As all of the Company’s investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  Due to the limited market for the tax-exempt mortgage revenue bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the bonds.  There is no active trading market for the bonds and price quotes for the bonds are not generally available.  As of March 31, 2012, all of the Company’s tax-exempt mortgage revenue bonds were valued using discounted cash flow and yield to maturity analyses performed by management.  Management’s valuation encompasses judgment in its application.  The key assumption in management’s yield to maturity analysis is the range of effective yields on the individual bonds.  The effective yield analysis for each bond considers the current market yield on similar bonds as well as the debt service coverage ratio of each underlying property serving as collateral for the bond. At March 31, 2012, the range of effective yields on the individual bonds was 6.0% to 8.9%.  At December 31, 2011, the range of effective yields on the individual bonds was 6.3% to 9.0%. Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these bonds.  Assuming a 10 percent adverse change in the key assumption, the effective yields on the individual bonds would increase to a range of 6.6% to 9.7% and would result in additional unrealized losses on the bond portfolio of approximately $9.2 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  Pricing services, broker quotes and management’s analyses provide indicative pricing only.

Unrealized gains or losses on these tax-exempt mortgage revenue bonds are recorded in accumulated other comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. As of March 31, 2012, the following bond investments have been in an unrealized loss position for greater than twelve months; Bella Vista, Bridle Ridge, Woodlynn Village, and Woodland Park.  The Company has reviewed each of its mortgage revenue bonds for impairment. Based upon this evaluation, the current unrealized losses on the bonds are considered to be temporary.  Valuations of the bonds in an unrealized loss position have improved during the first three months of 2012. If the credit and capital markets would deteriorate, the Company experiences deterioration in the values of its investment portfolio, or if the Company’s intent and ability to hold certain bonds changes, the Company may incur impairments to its investment portfolio which could negatively impact the Company’s financial condition, cash flows, and reported earnings.

In February 2011, the Partnership acquired the tax-exempt mortgage revenue bond for a 100 unit multifamily apartment complex located in Montclair, California known as Briarwood Manor Apartments for approximately $4.5 million which represented 100% of the bond issuance. The bond's approximate outstanding par value is $5.5 million and earns interest at an annual rate of 5.3% with a monthly interest and principal payment and stated maturity date of June 1, 2038. Based on the purchase price discount, the bond's yield was approximately 7.0% to the Partnership. In October 2011, the Briarwood Manor bond was called and retired at par plus accrued interest for approximately $4.9 million and a gain of approximately $445,000 was recorded.

The Partnership previously identified the Woodland Park tax-exempt mortgage revenue bond for which certain actions may be necessary to protect the Partnership’s position as a secured bondholder and lender. The Company evaluated the Woodland Park bond holding for an other-than-temporary decline in value as of December 31, 2011 (see Form 10-K, Footnote 5 for discussion of our impairment testing method which remains the same).  Based on this evaluation, the Company has concluded that no other-than-temporary impairment of the Woodland Park bond existed at December 31, 2011. However, the evaluation determined that the interest receivable accrued on the Woodland Park bond was impaired and an approximate $953,000 allowance for loss on receivables was recorded during fiscal year 2011. The Partnership has recorded an additional allowance for loss on receivables of approximately $238,000 against the interest receivable in the first quarter of 2012 which represents the accrued interest income on the bond for the first quarter of 2012. The Partnership continues to monitor these investments for changes in circumstances that might warrant an impairment charge.  As of December 31, 2011, the property had 215 units leased out of total available units of 236, or 91% physical occupancy. As of March 31, 2012, occupancy had decreased to 205 units leased, or 87% physical occupancy and we believe this is a temporary decline and occupancy will be at or higher than 90% by December 31, 2012 which will increase the property's net operating income to be in line with what had been projected for 2012 in the most recent evaluation for other than temporary impairment.

5.  Real Estate Assets

MF Properties

To facilitate its investment strategy of acquiring additional tax-exempt mortgage revenue bonds secured by MF Properties, the Company has acquired through its various subsidiaries 99% limited partner positions in five limited partnerships and 100% member positions in four limited liability companies that own the MF Properties.  The financial statements of these properties are consolidated with those of the Company.  The general partners of these partnerships are unaffiliated parties and their 1% ownership interest in these limited partnerships is reflected in the Company’s consolidated financial statements as noncontrolling interests.  The Company expects each of these MF Properties to eventually be sold either to a not-for-profit entity or in connection with a syndication of LIHTCs. The Company expects to purchase tax-exempt mortgage revenue bonds issued by the new property owners as part of the restructuring.

Recent Transactions

During the first quarter of 2012, a brokerage contract was executed to list the Churchland property for sale. This listing results in the property being reported as a discontinued operation for all periods reported. The net fixed assets of the Churchland property were approximately $6.5 million of the total $7.3 million discontinued operation total assets reported at March 31, 2012 and December 31, 2011 (Note 7).

The Partnership purchased land adjacent to DeCordova property for approximately $153,000 in 2011 and began constructing 34 additional units in 2012. The construction is expected to be completed in the fall of 2012 at which time the units will be leased as market rate units.

In February 2011, the Partnership foreclosed on the bonds secured by DeCordova and Weatherford and one of the Partnership's subsidiaries took 100% ownership interest in these limited liability companies. Both properties are reported as MF Properties. The following is a discussion of the circumstances related to the DeCordova and Weatherford properties.

Residences at DeCordova. This property is a senior (55+) affordable housing project located in Granbury, Texas in the Dallas-Fort Worth area.  As of March 31, 2012, the property had 72 units leased, or 95% physical occupancy. As of December 31, 2011, the property had 76 units leased, or 100% physical occupancy.  At this time, the Partnership expects to operate the property as a market rate rental property for the next six months when it will evaluate its options in order to recoup its investment.

Residences at Weatherford. Residences at Weatherford are currently under construction and will contain 76 units upon completion. This property is a senior (55+) affordable housing project located in Weatherford, Texas in the Dallas-Fort Worth area. The construction of this property has been 99% completed and lease up has begun. The Partnership expects to operate the property as a market rate property and will evaluate its options in order to recoup its investment.

In July 2011, the Company obtained a $6.5 million construction loan secured by the DeCordova and Weatherford properties. This construction loan will be used to fund the completion of Weatherford and the planned future expansion of DeCordova. The construction loan is with an unrelated third party and carries a fixed annual interest rate of 5.9%, maturing on July 28, 2015. The balance of this note at March 31, 2012 is $6.3 million. This agreement requires $500,000 to be held by the Company as restricted cash.

Acquisitions

In the third quarter of 2010, the Company purchased a minority interest equal to 8.7% ownership in 810 Schutte Road LLC ("Eagle Village"), a 511 bed student housing facility located in Evansville, Indiana. The minority interest investment totaled approximately $1.1 million and was presented in other assets. In June 2011, the Partnership acquired the remaining ownership interest in Eagle Village. Approximately $3.1 million of cash on hand plus a conventional mortgage of approximately $8.9 million was used to purchase the remaining ownership. The mortgage loan carries a variable interest rate of one-month LIBOR plus 2.75% but will not be less than 3.5%. On March 31, 2012 this rate was 3.5%. This mortgage matures on June 1, 2013. Eagle Village returned $125,000 to the Company as a preferred return on their investment . The transaction is eliminated upon consolidation. Eagle Village is wholly owned by a subsidiary of the Partnership and was reported as an MF Property. The Partnership plans to operate the property as a student housing facility. Once stabilized as a student housing property, the Company will seek to restructure the ownership and capital structure through the sale of the property to a student housing not-for-profit entity. The Company anticipates it will purchase tax-exempt mortgage revenue bonds issued as part of the restructuring.

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

The table below shows the pro forma condensed consolidated results of operations of the Company as if the Eagle Village and Arboretum properties had been acquired at the beginning of the periods presented:

	For the three months ended March 31, 2011	For the year ended December 31, 2011

Revenues	$6,923,484	$28,841,546
Net income	1,309,234	(2,162,401)
Net income allocated to unitholders	1,574,670	(1,025,221)
Unitholders' interest in net income (loss) per unit (basic and diluted)	$0.05	$(0.03)

The Company had the following investments in MF Properties as of March 31, 2012 and December 31, 2011:

MF Properties
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at March 31, 2012
Arboretum	Omaha, NE	145	$1,720,740	$18,737,356	$20,458,096
Eagle Ridge	Erlanger, KY	64	290,763	2,487,654	2,778,417
Eagle Village	Evansville, IN	511	564,726	12,237,122	12,801,848
Meadowview	Highland Heights, KY	118	688,539	5,098,610	5,787,149
Glynn Place	Brunswick, GA	128	743,996	4,682,385	5,426,381
Greens of Pine Glen	Durham, NC	168	604,497	6,408,488	7,012,985
Residences of DeCordova	Granbury, TX	76	678,852	5,286,063	5,964,915
Residences of Weatherford	Weatherford, TX	76	533,000	6,758,697	7,291,697
					67,521,488
Less accumulated depreciation (depreciation expense of approximately $660,000 in 2012)					(5,187,105)
Balance at March 31, 2012					$62,334,383
MF Properties Subject to Sales Agreement
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at March 31, 2012
Crescent Village	Cincinnati, OH	90	$353,117	$6,238,824	$6,591,941
Willow Bend	Hilliard, OH	92	580,130	5,019,621	5,599,751
Postwoods	Reynoldsburg, OH	180	1,148,504	10,412,053	11,560,557
					23,752,249
Less accumulated depreciation (depreciation expense of approximately $238,000 in 2012)					(3,196,494)
Balance at March 31, 2012					$20,555,755

MF Properties
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2011
Arboretum	Omaha, NE	145	$1,720,740	$18,730,388	$20,451,128
Eagle Ridge	Erlanger, KY	64	290,763	2,485,433	2,776,196
Eagle Village	Evansville, IN	511	564,726	12,230,322	12,795,048
Meadowview	Highland Heights, KY	118	688,539	5,082,090	5,770,629
Glynn Place	Brunswick, GA	128	743,996	4,677,793	5,421,789
Greens of Pine Glen	Durham, NC	168	1,744,761	5,256,692	7,001,453
Residences of DeCordova	Granbury, TX	76	679,495	4,960,461	5,639,956
Residences of Weatherford	Weatherford, TX	76	533,000	5,105,278	5,638,278
					65,494,477
Less accumulated depreciation (depreciation expense of approximately $2.3 million in 2011)					(4,527,400)
Balance at December 31, 2011					$60,967,077
MF Properties Subject to Sales Agreement
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2011
Crescent Village	Cincinnati, OH	90	$353,117	$6,238,827	$6,591,944
Willow Bend	Hilliard, OH	92	580,130	5,008,793	5,588,923
Postwoods	Reynoldsburg, OH	180	1,148,504	10,401,752	11,550,256
					23,731,123
Less accumulated depreciation (depreciation expense of approximately $829,000 in 2011)					(2,958,263)
Balance at December 31, 2011					$20,772,860

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

The Company consolidated the following properties owned by Consolidated VIEs in continuing operations as of March 31, 2012 and December 31, 2011:

Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at March 31, 2012
Bent Tree Apartments	Columbia, SC	232	$986,000	$11,780,563	$12,766,563
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,628,046	9,478,446
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	11,271,899	12,668,699
					34,913,708
Less accumulated depreciation (depreciation expense of approximately $347,000 in 2012)					(12,679,806)
					$22,233,902
Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2011
Bent Tree Apartments	Columbia, SC	232	$986,000	$11,758,519	$12,744,519
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,615,014	9,465,414
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	11,251,304	12,648,104
					34,858,037
Less accumulated depreciation (depreciation expense of approximately $1.7 million in 2011)					(12,332,334)
Balance at December 31, 2011					$22,525,703

6. Other Assets

The Company had the following Other Assets as of dates shown:

	March 31, 2012	December 31, 2011
Property loans receivable	$19,973,803	$19,808,803
Less: Loan loss reserves	(17,102,352)	(16,782,918)
Deferred financing costs - net	3,763,626	3,894,071
Fair value of derivative contracts	993,930	1,323,270
Taxable bonds at fair market value	780,634	774,946
Other assets	877,840	664,216
Total Other Assets	$9,287,481	$9,682,388

In addition to the tax-exempt mortgage revenue bonds held by the Company, taxable property loans have been made to the owners of the properties which secure the bonds and are reported as Other Assets, net of loan loss reserves.  The Company periodically, or as changes in circumstances or operations dictate, evaluates such taxable loans for impairment.  The value of the underlying property assets is ultimately the most relevant measure of value to support the taxable loan values.  The Company utilizes a discounted cash flow model in estimating a property fair value.  Discounted cash flow models containing varying assumptions are considered.   The various models may assume multiple revenue and expense scenarios, various capitalization rates and multiple discount rates.  Other information, such as independent appraisals, may be considered in estimating a property fair value.  If the estimated fair value of the property after deducting the amortized cost basis of any senior tax-exempt mortgage revenue bond exceeds the principal balance of the property loan then no potential loss is indicated and no allowance for property loans is needed. In estimating the property valuation, the most significant assumptions utilized in the discounted cash flow model remained the same as discussed in the Form 10-K and include revenue and expense projections and capitalization rates.

During the first quarter of 2012, the Partnership advanced additional funds to Cross Creek and Iona Lakes of approximately $100,000 and $65,000, respectively. During the first quarter of 2012, the Partnership recorded loan loss reserves equal to the accrued interest on the Ashley Square, Cross Creek, Iona Lakes and Woodland Park property loans.

The following is a summary of the taxable loans, accrued interest and allowance on the amounts due at March 31, 2012 and December 31, 2011, respectively:

	March 31, 2012
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Net Taxable Loans
Ashley Square	$4,786,342	$1,398,866	$(4,995,208)	$1,190,000
Cross Creek	6,869,227	1,424,053	(4,628,525)	3,664,755
Iona Lakes	7,404,118	2,363,135	(6,364,757)	3,402,496
Woodland Park	914,116	199,746	(1,113,862)	—
	$19,973,803	$5,385,800	$(17,102,352)	$8,257,251

	December 31, 2011
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Net Taxable Loans
Ashley Square	$4,786,342	$1,331,186	$(4,927,528)	$1,190,000
Cross Creek	6,769,227	1,360,270	(4,564,742)	3,564,755
Iona Lakes	7,339,118	2,207,301	(6,208,923)	3,337,496
Woodland Park	914,116	167,609	(1,081,725)	—
	$19,808,803	$5,066,366	$(16,782,918)	$8,092,251

The following is a detail of loan loss reserves for the three months and year ended March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Balance, beginning of period	$16,782,918	$9,899,719
Provision for loan loss	—	4,242,571
Deconsolidation of VIEs	—	1,861,051
Accrued interest not recognized	319,434	779,577
Balance, end of period	$17,102,352	$16,782,918

Accrued interest not recognized represents interest accrued that the Partnership has determined they are not reasonably assured of collecting. During first quarter 2012 and the year ended 2011, the Partnership recorded an allowance for accrued interest not recognized on Ashley Square, Cross Creek, Iona Lakes, and Woodland Park taxable loans.

7.  Discontinued Operations

On March 1, 2012, a brokerage contract was executed to list the Churchland property for sale. As a result, this MF Property met the criteria for discontinued operations presentation and has been classified as such in the consolidated financial statements for all periods presented. The proceeds from the sale are expected to be more than the carrying value of the property's assets and the sale is expected to be completed before the end of 2012.

The following represents the components of the assets and liabilities of discontinued operations:

	March 31, 2012	December 31, 2011
Cash and cash equivalents	$9,431	$11,840
Restricted cash	69,296	52,615
Land	1,171,146	1,171,146
Buildings and improvements	6,394,165	6,389,200
Real estate assets before accumulated depreciation	7,565,311	7,560,346
Accumulated depreciation	(1,076,053)	(1,022,197)
Net real estate assets	6,489,258	6,538,149
Other assets	719,177	691,258
Total assets from discontinued operations	7,287,162	7,293,862
Accounts payable and accrued expenses	51,294	67,634
Mortgage payable	6,115,034	6,151,429
Total liabilities from discontinued operations	6,166,328	6,219,063
Net deficits of discontinued operations	$1,120,834	$1,074,799

The following presents the revenues, expenses and income from discontinued operations:

	For three months ended March 31,
	2012	2011
Rental revenues	$279,104	$265,020
Expenses	233,070	251,016
Income from discontinued operations	$46,034	$14,004

8.  Debt Financing

The Company currently has outstanding debt financing of $112.5 million under separate credit facilities.

Tender Option Bond Financings

In July 2011, the Company closed a $10.0 million financing utilizing a Tender Option Bond ("TOB") structure with the Deutsche Bank ("DB"). The first TOB was structured as a securitization of the Company's $13.4 million Autumn Pines Apartments tax-exempt mortgage revenue bond. In December 2011, the Company closed a second TOB financing structure in the amount of $7.8 million with DB. The second TOB was structured as a securitization of the Company's $15.6 million GMF-Warren/Tulane Apartments and GMF-Madison apartments tax-exempt mortgage revenue and taxable mortgage revenue bonds.  At March 31, 2012 and December 31, 2011, the Company owed $17.7 million on both TOB facilities. Under the TOB structure, the Company transferred the bonds to a custodian and trustee that provide these services on behalf of DB. The TOB trustee then issued senior floating-rate participation interests ("SPEARS"), and residual participation interests, ("LIFERS"). The SPEARS and LIFERS represent beneficial interests in the securitized asset held by the TOB trustee. The SPEARS were credit-enhanced by DB and sold through a placement agent to unaffiliated investors. The gross proceeds from the sale of the SPEARS were remitted to the Company. The LIFERS were retained by the Company and are pledged to DB to secure certain reimbursement obligations.

As a result, the TOB trusts essentially provide the Company with a secured variable rate debt facility at interest rates that reflect the prevailing short-term tax-exempt rates paid by the TOB trusts on the SPEARS. Payments made to the holders of the SPEARS and the amount of trust fees essentially represent the Company's effective cost of borrowing on the net proceeds it received from the sale of the SPEARS and are expected to vary over time. The total fixed trust fees are 1.77% and 2.10% per annum, respectively, and as of March 31, 2012 the rates paid on the TOBs on the SPEARS were .28% and .26% per annum, resulting in a total cost of borrowing of 2.05% and 2.36%, respectively. The Company is accounting for these transactions as secured financing arrangements.

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
Effective September 1, 2010, the Partnership transferred the following bonds to ATAX TEBS I, LLC, a special purpose entity controlled by the Partnership pursuant to the TEBS Financing. The par value of the bonds included in this Financing facility as of March 31, 2012 and December 31, 2011 are as follows.

Description of Tax-Exempt	Outstanding Bond Par Amounts
Mortgage Revenue Bonds	March 31, 2012	December 31, 2011	Financial Statement Presentation
Ashley Square	$5,296,000	$5,308,000	Tax-exempt mortgage revenue bond
Bella Vista	6,650,000	6,650,000	Tax-exempt mortgage revenue bond
Bent Tree	7,668,000	7,686,000	Consolidated VIE
Bridle Ridge	7,790,000	7,815,000	Tax-exempt mortgage revenue bond
Brookstone	9,472,684	9,490,809	Tax-exempt mortgage revenue bond
Cross Creek	8,618,501	8,634,693	Tax-exempt mortgage revenue bond
Fairmont Oaks	7,502,000	7,520,000	Consolidated VIE
Lake Forest	9,177,000	9,201,000	Consolidated VIE
Runnymede	10,685,000	10,685,000	Tax-exempt mortgage revenue bond
Southpark	14,000,000	14,000,000	Tax-exempt mortgage revenue bond
Woodlynn Village	4,492,000	4,492,000	Tax-exempt mortgage revenue bond
Ohio Series A Bond (1)	14,645,000	14,666,000	Consolidated MF Property
Villages at Lost Creek	18,500,000	18,500,000	Tax-exempt mortgage revenue bond
Total	$124,496,185	$124,648,502
(1) Collateralized by Crescent Village, Postwoods and Willow Bend (Note 2)
The securitization of these assets occurred through two classes of certificates. The Class A TEBS Certificates were issued in an initial principal amount of $95.8 million and were sold through a placement agent to unaffiliated investors. The Class B TEBS Certificates were issued in an initial principal amount of $20.3 million and were retained by the Sponsor. The holders of the Class A TEBS Certificates are entitled to receive regular payments of interest from Freddie Mac at a variable rate which resets periodically based on the weekly Securities Industry and Financial Markets Association (“SIFMA”) floating index rate plus certain credit, facility, remarketing and servicing fees (the “Facility Fees”). The total Facility Fees are 1.9%, and as of March 31, 2012, the SIFMA rate was equal to 0.24% resulting in a total cost of borrowing of 2.14% on the outstanding balance on the TEBS Financing facility of $94.8 million. The TEBS Financing and the associated TEBS Trust are presented as secured financings within the consolidated financial statements.
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

The Company's TOB facilities mature in December 2012. The Company is looking at extending or refinancing the facilities and expects to execute on one of those alternatives before the facilities come due. The Company’s Debt Financing as of March 31, 2012, contractually matures over the next five years and thereafter as follows:

2012	$18,549,000
2013	1,009,000
2014	1,083,000
2015	1,139,000
2016	1,192,000
Thereafter	89,565,000
Total	$112,537,000

9.  Mortgages Payable

The Company reports the mortgage loans secured by certain MF Properties on its consolidated financial statements as Mortgages payable.  As of March 31, 2012, outstanding mortgage loans totaled approximately $41.8 million.   As of December 31, 2011, outstanding mortgage loans totaled approximately $40.1 million.

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

The Company’s mortgages payable as of March 31, 2012 contractually mature over the next five years and thereafter as follows:

2012	$4,294,560
2013	8,925,000
2014	22,128,000
2015	6,265,080
2016	—
Thereafter	139,494
Total	$41,752,135

10.  Transactions with Related Parties

The general partner of the Partnership, AFCA 2, is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its tax-exempt mortgage revenue bonds, taxable loans collateralized by real property, and other tax-exempt investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. For the quarters ended March 31, 2012 and 2011, the Partnership paid administrative fees to AFCA 2 of approximately $194,000 and $201,000, respectively.  In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the tax-exempt mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these tax-exempt mortgage revenue bonds and totaled approximately $33,000 and $46,000 for the quarters ended March 31, 2012 and 2011, respectively.

AFCA 2 earned mortgage placement fees in connection with the acquisition of certain tax-exempt mortgage revenue bonds.  These mortgage placement fees were paid by the owners of the respective properties and, accordingly, have not been reflected in the accompanying condensed consolidated financial statements because these properties are not considered VIEs.  During the three months ended March 31, 2012 and 2011, AFCA 2 earned mortgage placement fees of approximately $0 and $243,000, respectively.

An affiliate of AFCA 2, America First Properties Management Company, LLC (“Properties Management”), provides property management services for Arboretum, Ashley Square Apartments, Iona Lakes Apartments, Bent Tree Apartments, Lake Forest Apartments, Fairmont Oaks Apartments, Cross Creek, Woodland Park, Residences at DeCordova, Eagle Ridge, Eagle Village, Crescent Village, Meadowview, Willow Bend, Postwoods, Churchland, Glynn Place and Greens of Pine Glen, earning management fees of approximately $291,000 for the three months ended March 31, 2012, Properties Management provided property management services for Ashley Square Apartments, Iona Lakes Apartments, Bent Tree Apartments, Lake Forest Apartments, Fairmont Oaks Apartments, Cross Creek, Clarkson College, Woodland Park, Residences at DeCordova, Eagle Ridge, Crescent Village, Meadowview, Willow Bend, Postwoods, Churchland, Glynn Place and Greens of Pine Glen and earned management fees of approximately $255,500 for the quarter ended March 31, 2011.  These property management fees are not Partnership expenses, but are paid in each case by the owner of the multifamily apartment property.  However, for properties owned by entities treated as Consolidated VIEs and for MF Properties, the property management fees are reflected as real estate operating expenses on the Company’s consolidated financial statements.  The property management fees are paid out of the revenues generated by all properties financed by tax-exempt mortgage revenue bonds and taxable mortgages prior to the payment of debt service on the Partnership’s tax-exempt revenue bonds and taxable loans. At March 31, 2012, the Company had a receivable of $200,000 from America First Properties Management Company, LLC recorded as an other asset.

Two of the owners of the limited-purpose corporations which own three of the Consolidated VIEs held by the Company are employees of Burlington who are not involved in the operation or management of the Company and who are not executive officers or managers of Burlington.

11.  Interest Rate Derivative Agreements

As of March 31, 2012, the Company has three derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing and mortgages payable. The terms of the derivative agreements are as follows:

Date Purchased	Notional Amount	Effective Capped Rate	Maturity Date	Purchase Price	Counterparty

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$921,000	Bank of New York Mellon

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$845,600	Barclays Bank PLC

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$928,000	Royal Bank of Canada

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $329,000 and $233,000 for the three months ended March 31, 2012 and 2011, respectively.

12.  Segment Reporting

The Company consists of three reportable segments, Tax-Exempt Bond Investments, MF Properties, and Consolidated VIEs.  In addition to the three reportable segments, the Company also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

Tax-Exempt Bond Investments Segment

The Tax-Exempt Bond Investments segment consists of the Company’s portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  Such tax-exempt bonds are held as long-term investments.  As of March 31, 2012, the Company held seventeen tax-exempt mortgage revenue bonds not associated with Consolidated VIEs and three tax-exempt mortgage revenue bonds associated with Consolidated VIEs which are bonds that are eliminated in consolidation on the Company's financial statements. Additionally, two of the seventeen tax-exempt mortgage revenue bonds are secured by the three Ohio Properties subject to a sales agreement (Note 2). These bonds are eliminated in consolidation and presented as MF properties within the Company's financial statements. The multifamily apartment properties financed by the 20 tax-exempt mortgage revenue bonds contain a total of 3,959 rental units.

MF Properties Segment

The MF Properties segment consists of indirect equity interests in twelve multifamily apartment properties which are not currently financed by tax-exempt mortgage revenue bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring.  In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties.   Other than the Churchland property, the Partnership's interests in its current MF Properties are not currently classified as Assets Held for Sale because the Partnership is not actively marketing them for sale, there is no definitive purchase agreement in existence that, under current guidance, can be recognized as a sale of real estate assets and, therefore, no sale is expected in the next twelve months.  The Ohio Properties are subject to a sales agreement and will continue to be reported as MF Properties until they meet the criteria for recognition of their sale as discussed in Note 2. During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.  Any such cash distribution will contribute to the Partnership’s Cash Available for Distribution (“CAD”). As of March 31, 2012, the Company held an interest in nine MF Properties containing a total of 1,410 rental units (including the Chuchland property reported as an asset held for sale) and three MF Properties subject to a sales agreement containing a total of 362 rental units.

The Consolidated VIE Segment

The Consolidated VIE segment consists of multifamily apartment properties which are financed with tax-exempt mortgage revenue bonds held by the Partnership, the assets, liabilities and operating results of which are consolidated with those of the Partnership as a result of consolidation guidance.  The tax-exempt mortgage revenue bonds on these Consolidated VIE properties are eliminated from the Company’s financial statements as a result of such consolidation, however, such bonds are held as long-term investments by the Partnership which continues to be entitled to receive principal and interest payments on such bonds.  The Company does not actually own an equity position in the Consolidated VIEs or their underlying properties.  As of March 31, 2012 and December 31, 2011, the Company consolidated three VIEs containing a total of 650 rental units. At March 31, 2011, the Company consolidated four VIEs containing 1,000 rental units.

Management’s goals with respect to the properties constituting each of the Company’s reportable segments is to generate increasing amounts of net rental income from these properties that will allow them to (i) make all payments of base interest, and possibly pay contingent interest, on the properties included in the Tax-Exempt Bond Investments segment and the Consolidated VIE segment, and (ii) distribute net rental income to the Partnership from the MF Properties segment until such properties can be refinanced with additional tax-exempt mortgage revenue bonds meeting the Partnership’s investment criteria.  In order to achieve these goals, management of these multifamily apartment properties is focused on: (i) maintaining high economic occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties; and (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas.  In that regard, management closely monitors and evaluates the operational and financial results of all properties financed by the Partnership’s Tax-Exempt Bond Investments and the MF Properties.

The following table details certain key financial information for the Company’s reportable segments for the three months ended March 31, 2012 and 2011 and as of December 31, 2011:

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Total revenue
Tax-Exempt Bond Investments	$2,792,422	$3,051,047
MF Properties	3,044,020	1,679,315
Consolidated VIEs	1,194,909	5,303,076
Consolidation/eliminations	(381,673)	(3,995,611)
Total revenue	$6,649,678	$6,037,827

Interest expense
Tax-Exempt Bond Investments	$907,521	$748,330
MF Properties	411,014	25,404
Consolidated VIEs	799,142	1,324,298
Consolidation/eliminations	(799,142)	(1,324,298)
Total interest expense	$1,318,535	$773,734

Depreciation expense
Tax-Exempt Bond Investments	$—	$—
MF Properties	897,936	451,840
Consolidated VIEs	347,472	533,475
Consolidation/eliminations	—	—
Total depreciation expense	$1,245,408	$985,315

Income from continuing operations
Tax-Exempt Bond Investments	$853,001	$1,513,843
MF Properties	110,408	123,517
Consolidated VIEs	(668,260)	2,377,928
Consolidation/eliminations	428,401	(2,658,057)
Net income from continuing operations	$723,550	$1,357,231

Net income (loss)
Tax-Exempt Bond Investments	$853,001	$1,513,843
MF Properties	17,290	137,521
Consolidated VIEs	(668,260)	2,377,928
Consolidation/eliminations	428,401	(2,658,057)
Net income - America First Tax Exempt Investors, L. P.	$630,432	$1,371,235

	March 31, 2012	December 31, 2011
Total assets
Tax-Exempt Bond Investments	$321,409,835	$321,433,013
MF Properties	81,762,676	81,421,532
Consolidated VIEs	23,952,902	24,315,353
Consolidation/eliminations	(128,401,147)	(129,193,353)
Total assets	$298,724,266	$297,976,545

Total partners' capital
Tax-Exempt Bond Investments	$178,814,680	$179,285,257
MF Properties	2,580,020	2,279,639
Consolidated VIEs	(25,540,686)	(24,872,428)
Consolidation/eliminations	(25,135,115)	(25,648,208)
Total partners' capital	$130,718,899	$131,044,260

13. Commitments and Contingencies

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

As the holder of residual interests issued in connection with its TEBS and TOB bond financing arrangements, the Partnership is required to guarantee certain losses that can be incurred by the trusts created in connection with these financings. These guarantees may result from a downgrade in the investment rating of tax-exempt bonds held by the trust or of the senior securities issued by the trust, a ratings downgrade of the liquidity provider for the trust, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities or an inability to obtain liquidity for the trust. In each of these cases, the trust will be collapsed. If the proceeds from the sale of the trust collateral are not sufficient to pay the principal amount of the senior securities with accrued interest and the other expenses of the trusts, the Partnership will be required to fund any such shortfall pursuant to its guarantee.

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

In October 2011, the three limited partnerships that own the Ohio Properties admitted two entities that are affiliates of BC Partners as new limited partners as part of a syndication of LIHTCs on the Ohio Properties. The BC Partners have agreed to contribute approximately $6.7 million to the equity of these limited partnerships, subject to the Ohio Properties meeting certain debt service coverage ratios specified in the applicable limited partnership agreements. As of December 31, 2011, the Ohio Properties had not yet achieved these debt service coverage ratios and the BC Partners had not contributed a sufficient amount of additional capital to these limited partnerships to allow the Company to deconsolidate the Ohio Properties. Accordingly, the Company continues to report each Ohio Property as an MF Property, and no gain from the 2010 sale of such Ohio Property will be recognized by the Company, until the Ohio Property achieves specified debt service coverage ratios and the BC Partners have contributed their additional capital to the limited partnership owning the Ohio Property. The Company expects that each of the Ohio Properties will achieve the debt service coverage ratios so that the BC Partners will fully fund their capital commitments during 2012. As that occurs, each Ohio Property will cease to be reported as an MF Property and the Company will recognize the gain for the 2010 sale of the Ohio Property. After that time, the Company will report the tax-exempt mortgage revenue bonds on such Ohio Property as an asset and will report the related interest income on the bond.

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

14.  Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, which contains new disclosure requirements regarding the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. The new disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and the interim periods therein; retrospective application is required.

In December 2011, the FASB issued ASU 2011-10, which addresses whether the guidance on real estate sales applies to derecognition events involving subsidiaries that are in-substance real estate. For public entities, the ASU's amendments are effective prospectively for fiscal years and interim periods within those years beginning on or after June 15, 2012. Early adoption is permitted. The Company is still in the process of assessing the expected impact of ASU 2011-10 when adopted.

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

Investments in Tax-exempt Mortgage Revenue Bonds.  The fair values of the Company’s investments in tax-exempt mortgage revenue bonds have each been based on a discounted cash flow and yield to maturity analysis. There is no active trading market for the bonds and price quotes for the bonds are not available.  If available, the General Partner may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  The estimates of the fair values of these bonds, whether estimated by the Company or based on external sources, are based largely on unobservable inputs the General Partner believes would be used by market participants.  Additionally, the calculation methodology used by the external sources and the Company encompasses the use of judgment in its application. To validate changes in the fair value of the Company's investments in tax-exempt mortgage revenue bonds between reporting periods, management looks at the key inputs such as changes in the current market yields on similar bonds as well as changes in the operating performance of the underlying property serving as collateral for each bond. We validate that the changes in the estimated fair value of the tax-exempt mortgage revenue bonds move with the changes in these monitored factors. Given these facts the fair value measurement of the Company’s investment in tax-exempt mortgage revenue bonds is categorized as a Level 3 input.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2012
Description	Assets/Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$138,576,178	$—	$—	$138,576,178
Interest Rate Derivatives	993,930	—	—	993,930
Total Assets at Fair Value	$139,570,108	$—	$—	$139,570,108

		For Three Months Ended March 31, 2012
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2012		$135,695,352	$1,323,270	$137,018,622
Total gains (losses) (realized/unrealized)
Included in earnings		—	(329,340)	(329,340)
Included in other comprehensive income		2,841,588	—	2,841,588
Settlements		39,238	—	39,238
Ending Balance March 31, 2012		$138,576,178	$993,930	$139,570,108
Total amount of losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of March 31, 2012		$—	$(329,340)	$(329,340)

		Fair Value Measurements at December 31, 2011
Description	Assets/Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$135,695,352	$—	$—	$135,695,352
Interest Rate Derivatives	1,323,270	—	—	1,323,270
Total Assets at Fair Value	$137,018,622	$—	$—	$137,018,622

		For Three Months Ended March 31, 2011
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2011		$100,566,643	$3,406,791	$103,973,434
Total gains (losses) (realized/unrealized)
Included in earnings		—	(232,554)	(232,554)
Included in other comprehensive income		2,849,040	—	2,849,040
Purchases		4,492,500	—	4,492,500
Settlements		19,381	—	19,381
Ending Balance March 31, 2011		$107,927,564	$3,174,237	$111,101,801
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of March 31, 2011		$—	$(232,554)	$(232,554)

Losses included in earnings for the period shown above are included in interest expense.

The Company calculates a fair market value of each financial instrument using a discounted cash flow model based on the debt amortization schedules at the effective rate of interest for each period represented. This estimate of fair value is based on Level 3 inputs. Below represents the fair market value of the debt held on the balance sheet for March 31, 2012 and December 31, 2011, respectively.

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Liabilities:
Debt financing	112,537,000	113,665,484	112,673,000	115,106,332
Mortgages payable	41,752,135	42,502,138	46,243,883	46,932,670

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Management’s Discussion and Analysis, the “Partnership” refers to America First Tax Exempt Investors, L.P. and its Consolidated Subsidiaries which consist of:

•	ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing with Freddie Mac - (see Note 8).

•
Nine multifamily apartments ("MF Properties") owned by various Partnership subsidiaries. Such subsidiaries hold a 99% limited partner interest in five limited partnerships and 100% member positions in four limited liability companies. Three apartment properties which are subject to a sales agreement and are also reported as MF Properties (the “MF Properties”) (see Note 5).

•	One of the five limited partnerships is being held as a discontinued operation in both periods. (see Note 7)

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

Critical Accounting Policies

The Company’s critical accounting policies are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Executive Summary

For the three months ended March 31, 2012 and 2011, the Company generated net income of approximately $630,000 and $1.4 million, respectively. The reasons for the decrease when comparing the first three months of 2012 to the first three months of 2011 is due to the recording of a $238,000 loss on interest receivable for the Woodland Park interest accrued for the first three months of 2012 and an increase in interest expense due to larger costs of borrowing and greater outstanding debt. The remaining difference was mainly related to the increase in depreciation and amortization expense from the first quarter of 2011 to the first quarter of 2012 related to the Arboretum property (acquired on March 31, 2011) and the Eagle Village property which was acquired in June 2011. Overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents and non-revenue units such as model units and employee units) of the apartment properties that the Partnership has financed with tax-exempt mortgage revenue bonds was approximately 86% for first three months of 2012 and approximately 83% for the first three months of 2011.  Overall economic occupancy of the MF Properties was approximately 84% for first three months of 2012 compared to approximately 83% during the first three months of 2011. The Company generated Cash Available for Distribution (“CAD”) of approximately $2.7 million and $2.5 million for the three months ended March 31, 2012 and 2011, respectively.  See further discussion of CAD in this Management’s Discussion and Analysis on page 44.

Recent Investment Activity

On March 1, 2012, a brokerage contract was executed to list the Churchland property for sale. As a result, this MF Property met the criteria for discontinued operations presentation and has been classified as such in the consolidated financial statements for all periods presented (see Note 7). The proceeds from the sale of the Churchland property are expected to be greater than the carrying value of its assets.

The Partnership purchased land adjacent to DeCordova for approximately $153,000 in 2011 and began constructing 34 units on this land in 2012. These will be market rate units once they are completed which should occur in the fall of 2012.

Recent Financing Activity

In February 2012, the Partnership obtained a $2.0 million construction loan secured by the DeCordova property to be used to expand the DeCordova campus by constructing a new apartment building adjacent to the existing DeCordova property. This construction loan is with an unrelated third party and carries a fixed annual interest rate of 5.0%, maturing on February 1, 2017.

Discussion of the Partnership Bond Holdings and the Related Apartment Properties as of March 31, 2012

The Partnership’s purpose is to acquire and hold as long-term investments a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  At March 31, 2012, the Partnership held 20 tax-exempt mortgage revenue bonds secured by 20 properties of which 13 bonds are owned by ATAX TEBS I, LLC and two are held in trust facilities with Deutsche Bank (see Note 8).  The 20 properties securing the bonds contain a total of 3,959 rental units. Three of the entities that own the apartment properties financed by three of the Partnership’s tax exempt mortgage revenue bonds were deemed to be Consolidated VIEs of the Partnership at March 31, 2012 and, as a result, these bonds are eliminated in consolidation on the Company’s financial statements.  Additionally, two bonds secured by the Ohio Properties subject to a sales agreement will continue to be eliminated in consolidation on the Company’s financial statements until these properties meet the criteria for recognition of their sale as discussed in Note 2.

At March 31, 2011, the Partnership held 20 tax-exempt mortgage revenue bonds secured by 20 properties of which 13 bonds are owned by ATAX TEBS I, LLC.  The 20 properties securing the bonds contain a total of 3,606 rental units. Four of the entities that own the apartment properties financed by four of the Partnership’s tax exempt mortgage revenue bonds were deemed to be Consolidated VIEs of the Partnership at March 31, 2011 and, as a result, these bonds are eliminated in consolidation on the Company’s financial statements.  Additionally, two bonds secured by the Ohio Properties subject to a sales agreement were eliminated in consolidation on the Company’s financial statements.

To facilitate its investment strategy of acquiring additional tax-exempt mortgage revenue bonds secured by multifamily apartment properties, the Partnership may acquire ownership positions in MF Properties in order to ultimately restructure the property ownership through a sale of the MF Properties.  The Partnership expects each of these MF Properties to eventually be sold to a not-for-profit entity or in connection with a syndication of Low Income Housing Tax Credits ("LIHTCs"). The Partnership expects to acquire tax-exempt mortgage revenue bonds issued to provide debt financing for these properties at the time the property ownership is restructured. The Partnership expects to provide the tax-exempt mortgage revenue bonds to the new property owners as part of the restructuring.   Such restructurings will generally be expected to be initiated within 36 months of the Partnership’s investment in an MF Property and will often coincide with the expiration of the compliance period relating to LIHTCs previously issued with respect to the MF Property.

At March 31, 2012 and 2011, the Partnership’s wholly-owned subsidiaries held interests in five entities that own MF Properties containing a total of 602 rental units. In addition, the three Ohio Properties contain 362 rental units which continue to be reported as an MF Property as they are subject to a sales agreement (see Note 2).  124 rental units included in the total 602 rental units, are being held as discontinued operations. As of March 31, 2012, the Partnership's subsidiaries also own 100% of four MF Properties, Arboretum, DeCordova, Eagle Village and Weatherford containing a total of 808 rental units As of March 31, 2011, the Partnership's subsidiaries owned 100% of three MF Properties, Arboretum, DeCordova and Weatherford. Arboretum and DeCordova containing a total of 221 rental units.

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

The following table outlines certain information regarding the apartment properties on which the Partnership holds tax-exempt mortgage revenue bonds (separately identifying those owned by entities treated as Consolidated VIEs) and the MF Properties.  The narrative discussion that follows provides a brief operating analysis of each property during the first three months of 2012 and 2011.

		Number of Units	Number of Units Occupied	Percentage of Occupied Units as of March 31,		Economic Occupancy (1) for the period ended March 31,

Property Name	Location			2012	2011	2012	2011

Non-Consolidated Properties
Ashley Square Apartments	Des Moines, IA	144	137	95%	98%	97%	96%
Autumn Pines	Humble, TX	250	235	94%	93%	90%	91%
Bella Vista Apartments	Gainesville, TX	144	133	92%	94%	89%	84%
Bridle Ridge Apartments	Greer, SC	152	150	99%	94%	94%	85%
Brookstone Apartments	Waukegan, IL	168	159	95%	95%	90%	88%
Cross Creek Apartments	Beaufort, SC	144	120	83%	93%	78%	86%
GMF-Madison Tower Apartments (3)	Memphis, TN	147	134	91%	n/a	92%	n/a
GMF-Warren/Tulane Apartments (3)	Memphis, TN	448	436	97%	n/a	93%	n/a
Iona Lakes Apartments	Ft. Myers, FL	350	304	87%	93%	69%	72%
Runnymede Apartments	Austin, TX	252	239	95%	88%	90%	84%
South Park Ranch Apartments	Austin, TX	192	189	98%	94%	95%	90%
Villages at Lost Creek	San Antonio, TX	261	254	97%	95%	88%	89%
Woodland Park (4)	Topeka, KS	236	205	87%	84%	84%	75%
Woodlynn Village	Maplewood, MN	59	58	98%	93%	99%	94%
		2,947	2,753	93%	93%	87%	84%

Consolidated VIEs
Bent Tree Apartments	Columbia, SC	232	224	97%	90%	84%	78%
Fairmont Oaks Apartments	Gainesville, FL	178	161	90%	90%	79%	75%
Lake Forest Apartments	Daytona Beach, FL	240	205	85%	95%	75%	79%
		650	590	91%	92%	79%	77%

MF Properties
Arboretum (3)	Omaha, NE	145	103	71%	n/a	75%	n/a
Crescent Village (5)	Cincinnati, OH	90	89	99%	79%	92%	79%
Eagle Ridge	Erlanger, KY	64	60	94%	91%	86%	81%
Eagle Village (3)	Evansville, IN	511	349	68%	n/a	78%	n/a
Glynn Place	Brunswick, GA	128	95	74%	77%	64%	73%
Greens of Pine Glen	Durham, NC	168	166	99%	94%	90%	86%
Meadowview	Highland Heights, KY	118	112	95%	90%	94%	89%
Postwoods (5)	Reynoldsburg, OH	180	171	95%	88%	97%	84%
Residences at DeCordova (4)	Granbury, TX	76	72	95%	92%	86%	79%
Residences at Weatherford (2)	Weatherford, TX	76	n/a	n/a	n/a	n/a	n/a
Willow Bend (5)	Columbus (Hilliard), OH	92	84	91%	87%	87%	87%
		1,648	1,301	80%	78%	84%	83%

(1)
Economic occupancy is presented for the first three months of 2012 and 2011, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented, therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(2)	This property was under construction during the first quarter of 2012; and therefore, has no occupancy data.

(3)	Previous period occupancy numbers are not available, as this is a new investment.

(4)	Construction on these properties has been completed and the properties are in a lease up and stabilization period.

(5)
The Partnership holds $18.3 million of tax-exempt mortgage revenue bonds secured by these properties and does not hold an ownership interest in these properties. The Company will continue to report these properties as MF Properties, and eliminate the tax-exempt mortgage revenue bonds in consolidation, until the properties meet the criteria for sale recognition discussed in Note 2.

Non-Consolidated Properties

Ashley Square – Ashley Square Apartments is located in Des Moines, Iowa.  In the first quarter of 2012, Net Operating Income (calculated as property revenue less salaries, advertising, administration, utilities, repair and maintenance, insurance, taxes, and management fee expenses) was $170,000 as compared to $179,000 in 2011.  This decrease was the result of an increase in salary and advertising expenses.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2012.

Autumn Pines – Autumn Pines is located in Humble, Texas.  These bonds were purchased in November 2010. In the first quarter of 2012, Autumn Pines’ operations resulted in Net Operating Income of $311,000 as compared to $305,000 in 2011.  This increase was the direct result of a decrease in administrative and repair and maintenance expenses. Debt service on the Partnership’s bonds on this property was current as of March 31, 2012.

Bella Vista – Bella Vista Apartments is located in Gainesville, Texas.  In the first quarter of 2012, Bella Vista’s operations resulted in Net Operating Income of $150,000 as compared to $120,000 in 2011.  This increase was a result of an increase in economic occupancy along with a decrease in utility expenses.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2012.

Bridle Ridge Apartments – Bridle Ridge Apartments is located in Greer, South Carolina.  In the first quarter of 2012, Bridle Ridge Apartments’ operations resulted in Net Operating Income of $177,000 as compared to $182,000 in 2011.  This decrease was a result of an increase in administrative expenses offset slightly by the increase in economic occupancy.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2012.

Brookstone – Brookstone Apartments is located in Waukegan, Illinois.   In the first quarter of 2012, Brookstone’s operations resulted in Net Operating Income of $218,000 as compared to $213,000 in 2011.  This increase was a result of an increase in economic occupancy. Debt service on the Partnership’s bonds on this property was current as of March 31, 2012.

Cross Creek – Cross Creek Apartments is located in Beaufort, South Carolina. In the first quarter of 2012, Cross Creek’s operations resulted in Net Operating Income of $92,000 as compared to $106,000 in 2011.  This decrease was a result of a decrease in economic occupancy along with an increase in administrative expenses. Debt service on the Partnership’s bonds on this property was current as of March 31, 2012.

GMF-Madison Tower – Madison Tower is located in Memphis, Tennessee and is a 147 unit facility. The Partnership purchased this newly issued bond in June 2011 at par value. In the first quarter of 2012, Madison Tower's operations resulted in Net Operating Income of $66,000 on net revenue of approximately $236,000. Debt service on the Partnership's bonds on this property was current as of March 31, 2012.

GMF-Warren/Tulane – Warren/Tulane is located in Memphis, Tennessee and is a 448 unit facility. The Partnership purchased this newly issued bond in June 2011 at par value. In the first quarter of 2012, Warren/Tulane's operations resulted in Net Operating Income of $321,000 on net revenue of approximately $716,000. Debt service on the Partnership's bonds on this property was current as of March 31, 2012.

Iona Lakes – Iona Lakes Apartments is located in Fort Myers, Florida.  In the first quarter of 2012, Net Operating Income was $302,000 as compared to $327,000 in 2011.  This decrease was the result of a decrease in economic occupancy and an increase in salary expense.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2012.

Runnymede Apartments – Runnymede Apartments is located in Austin, Texas.  In the first quarter 2012, Runnymede Apartment’s operations resulted in Net Operating Income of approximately $258,000 as compared to approximately $211,000 in 2011.  This increase was the result of an increase in economic occupancy along with a decrease in leasing and repair and maintenance expenses.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2012.

South Park Ranch Apartments – South Park Ranch Apartments is located in Austin, Texas. In the first quarter of 2012, Net Operating Income was $303,000 as compared to $295,000 in 2011.  This increase was the direct result of an increase in economic occupancy.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2012.

Villages at Lost Creek – Villages at Lost Creek is located in San Antonio, Texas.  In the first quarter of 2012, Net Operating Income was $407,000 as compared to $377,000 in 2011. This increase was the result of a decrease in utility expenses and a decrease in property and liability insurance offset by a decrease in economic occupancy. Debt service on the Partnership’s bond on this property was current as of March 31, 2012.

Woodland Park – Woodland Park is located in Topeka, Kansas and was completed in November 2008, but remains in its initial lease-up phase and has not yet reached stabilization which is defined in the bond documents as the generation of a 1.15:1 debt service coverage ratio for six straight months.  Additionally, there were insufficient funds on deposit with the bond trustee to make the debt service payment of approximately $452,000 on the bonds which was due on May 3, 2010, and the property owner did not provide additional capital to fund the shortfall.  As a result, a payment default on the bonds has occurred.  In order to protect its investment, the Partnership has issued a formal notice of default through the bond trustee and has started the foreclosure process. The foreclosure process has been extended and the Partnership cannot estimate when it will be completed. The Partnership continues to enforce its rights as the first lien position. The Partnership believes it will be successful in removing and replacing the general and limited partners of the property owner through foreclosure. This action would allow a new property owner to re-syndicate the LIHTCs associated with this property. If these LIHTCs can be successfully re-syndicated, it will provide additional capital to the project which can be used to support debt service payments on the tax-exempt mortgage revenue bonds until property operations improve to the point that sufficient cash is generated to pay any past due amounts on the bonds as well as ongoing debt service. If the re-syndication of LIHTCs is not successful, the Partnership may pursue other options including making additional taxable loans to the property or completing the foreclosure process and taking direct ownership of the property. The Partnership is taking all available cash flows from the property in accordance with the property's obligation under the bond indenture which has been less than the required interest payments due to the Partnership.

As of March 31, 2012, occupancy had decreased to 205 units, or 87% physical occupancy, with an additional one lease pending.  Based on the level of leasing activity resulting from the change in the mix of affordable and market rate tenants, the Partnership continues to believe that Woodland is capable of reaching stabilization. In the first quarter of 2012, Net Operating Income was approximately $126,000 on net revenue of approximately $404,000. The Company periodically tests for impairment of all fixed assets, bond investments, and taxable loans made to various properties and other amounts due to the Company. Such evaluation is based on cash flow and discounted cash flow models. The December 31, 2011 evaluation determined that a portion of the interest receivable on the Woodland Park bond was impaired and that an allowance for loss and associated provision for loss of approximately $953,000 was recorded against the accrued bond interest in 2011. The Partnership has recorded an additional reserve of approximately $238,000 against the interest receivable on the Woodland Park bonds in the first quarter of 2012.

Woodlynn Village – Woodlynn Village is located in Maplewood, Minnesota.  In the first quarter of 2012, Net Operating Income was $103,000 as compared to $86,000 in 2011.  This increase was the result of an increase in economic occupancy along with a decrease in salary expenses.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2012.

Consolidated VIEs

Bent Tree – Bent Tree Apartments is located in Columbia, South Carolina.   In the first quarter of 2012, Net Operating Income was $175,000 as compared to $142,000 in 2011.  This increase was the result of an increase in economic occupancy along with a decrease in repair and maintenance and utility expenses.  Debt service on the Partnership’s bonds on this property was current of March 31, 2012.

Fairmont Oaks – Fairmont Oaks Apartments is located in Gainesville, Florida.  In the first quarter of 2012, Net Operating Income was $175,000 as compared to $157,000 in 2011.  This increase was the result of an increase in economic occupancy along with a decrease in repair expenses.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2012.

Lake Forest – Lake Forest Apartments is located in Daytona Beach, Florida.  In the first quarter of 2012, Net Operating Income was $170,000 as compared to $215,000 in 2011.  This decrease was a direct result of a decrease in economic occupancy and an increase in salary expense.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2012.

MF Properties

Arboretum – Arboretum is located in Omaha, Nebraska and is a 145 unit independent senior living facility. This property was purchased on March 31, 2011.  In the first quarter of 2012, Arboretum's operations resulted in Net Operating Income of $350,000 on net revenue of approximately $655,000.

Eagle Ridge – Eagle Ridge Townhomes is located in Erlanger, Kentucky.  In the first quarter of 2012, Net Operating Income was $66,000 as compared to $49,000 in 2011.  This increase was the result of an increase in economic occupancy along with a decrease in repair and maintenance expenses and advertising expenses.

Eagle Village –Eagle Village is located in Evansville, Indiana and is a 511 bed student housing facility. This property was purchased on June 29, 2011. In the first quarter of 2012, Eagle Village's operations resulted in Net Operating Income of $249,000 on net revenue of approximately $509,000.

Glynn Place – Glynn Place Apartments is located in Brunswick, Georgia.  In the first quarter of 2012, Net Operating Income was $57,000 as compared to $96,000 in 2011.  This decrease was the result of a decrease in economic occupancy along with an increase in salary expenses.

Greens of Pine Glen – Greens of Pine Glen Apartments is located in Durham, North Carolina. In the first quarter of 2012, Net Operating Income was $168,000 as compared to $155,000 in 2011.  This increase is a result of an increase in economic occupancy along with a decrease in utility expense.

Meadowview – Meadowview Apartments is located in Highland Heights, Kentucky.  In the first quarter of 2012, Net Operating Income was $176,000 as compared to $168,000 in 2011.  This increase was a result of an increase in economic occupancy offset by an increase to salary expense.

Residences at DeCordova – This property is a senior (55+) affordable housing project located in Granbury, Texas in the Dallas-Fort Worth area.  In the first quarter of 2012, Net Operating Income was $88,000 as compared to $120,000 in the first quarter of 2011. This decrease is a result of an increase in economic occupancy offset by an increase in real estate taxes.

Residences at Weatherford – Residences at Weatherford are currently under construction and will contain 76 units upon completion. This property is a senior (55+) affordable housing project located in Weatherford, Texas in the Dallas-Fort Worth area. In February 2011, the Partnership foreclosed with Weatherford becoming a consolidated MF Property. The construction of this property was approximately 99% complete on March 31, 2012. The expected completion date is April, 2012. As of March 31, 2012, two apartments have been leased. Further, the Partnership expects to operate the property as a market rate property and will evaluate its options in order to recoup its investment after the property has been leased up.

The following three properties are subject to a sales agreement; however, due to insufficient contributed capital by the new owners, the sale does not qualify for recognition of the gain or deconsolidation of the properties until such time that the contributed capital is sufficient.  As a result the Company continues to consolidate these Ohio Properties as if they were owned. See Note 2 for further information.

Crescent Village – Crescent Village Townhomes is located in Cincinnati, Ohio.  In the first quarter of 2012, Net Operating Income was $109,000 as compared to $87,000 in 2011.   This increase was the result of an increase in economic occupancy along with a decrease in utility expenses. Debt service on the Partnership’s bonds on this property was current as of March 31, 2012.

Postwoods – Postwoods Townhomes is located in Reynoldsburg, Ohio.  In the first quarter of 2012, Net Operating Income was $187,000 as compared to $175,000 in 2011.  This increase was a result of an increase in economic occupancy along with a decrease in utility expenses. Debt service on the Partnership’s bonds on this property was current as of March 31, 2012.

Willow Bend – Willow Bend Townhomes is located in Columbus (Hilliard), Ohio.  In the first quarter of 2012, Net Operating Income was $85,000 as compared to $89,000 in 2011.  This decrease was a result of an increase in real estate taxes and salary expense. Debt service on the Partnership’s bonds on this property was current as of March 31, 2012.

Discontinued Operations

Commons at Churchland – Commons at Churchland is located in Chesapeake, Virginia.  On March 1, 2012, the Company executed a brokerage contract to list this property for sale and met the criteria to classify it as held for sale. In the first quarter of 2012, Net Operating Income was $170,000 as compared to $159,000 in 2011.  This increase was the result of increased economic occupancy partially offset by an increase in salary and repair and maintenance expenses.

Results of Operations

Consolidated Results of Operations

The following discussion of the Company’s results of operations for the three months ended March 31, 2012 and 2011 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011 (Consolidated)
Change in Results of Operations

	For Three Months Ended March 31, 2012	For Three Months Ended March 31, 2011	Dollar Change
Revenues:
Property revenues	$4,238,929	$3,565,553	$673,376
Mortgage revenue bond investment income	2,371,404	2,220,913	150,491
Other income	39,345	251,361	(212,016)
Total revenue	6,649,678	6,037,827	611,851

Expenses:
Real estate operating (exclusive of items shown below)	2,279,934	2,132,208	147,726
Provision for loss on receivables	238,175	—	238,175
Depreciation and amortization	1,438,905	1,133,059	305,846
Interest	1,318,535	773,734	544,801
General and administrative	650,579	641,595	8,984
Total expenses	5,926,128	4,680,596	1,245,532
Income from continuing operations	723,550	1,357,231	(633,681)
Income from discontinued operations	46,034	14,004	32,030
Net income	769,584	1,371,235	(601,651)
Net income attributable to noncontrolling interest	139,152	182,061	(42,909)
Net income - America First Tax Exempt Investors, L. P.	$630,432	$1,189,174	$(558,742)

Property revenues.  Property revenues increased approximately $1.2 million as a result of the addition of Eagle Village and Arboretum which was acquired after the first quarter 2011. Offsetting this increase was an approximate $679,000 reduction in revenue due to the deconsolidation of Iona Lakes (which occurred in June 2011). The MF Properties averaged monthly rent of approximately $621 per unit in 2012 as compared with $590 per unit in 2011. Economic occupancy at the MF Properties was 84% during the first quarter of 2012 as compared to 83% in the first quarter of 2011. The Consolidated VIEs averaged $588 per unit in monthly rent in 2012 as compared to $571 per unit in 2011. Economic occupancy of the Consolidated VIEs was 79% in 2012 and 77% in 2011.

Mortgage revenue bond investment income.  Mortgage revenue bond investment income increased during the first quarter of 2012 as compared to the first quarter of 2011 due to the additional tax-exempt interest payments of approximately $264,000 from the acquisitions of GMF Madison Tower and GMF Warren/Tulane bonds late in 2011 and approximately $271,000 due to the deconsolidation of Iona Lakes in second quarter 2011. These increases were offset by reductions of approximately $366,000 attributable to the Weatherford and DeCordova foreclosures in February 2011 and the redemptions of Briarwood Manor Apartments and Clarkson College bonds in the second half of 2011.

   Other income.  Other income decreased from first quarter 2011 to the first quarter of 2012 because the taxable loans interest income and the forgiveness of third party debt related to the DeCordova foreclosure was not replicated in 2012.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties and the Consolidated VIEs is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The overall increase in real estate operating expenses was due to approximately $298,000 of expenses related to the Arboretum and Eagle Village properties which were not included in the first quarter 2011. In addition, DeCordova reported approximately $107,000 of expenses as an MF Property for two months of 2011 and for the entire first quarter of 2012. These expenses were offset by an approximately $375,000 reduction in operating expenses due to the deconsolidation of Iona Lakes in 2011. The remaining increase was related to the existing MF Properties and the Consolidated VIEs reporting increases in salaries, decreased utilities and a slight increase in repair and maintenance.

Provision for loss on receivables. During the second quarter of 2011, an impairment of the interest receivable on the Woodland Park bond occurred and an allowance for loss has been recorded since that time. During the first quarter 2012, approximately $238,000 was recorded against the accrued bond interest receivable.

Depreciation and amortization expense.  Depreciation results primarily from the apartment properties of the Consolidated VIEs and the MF Properties. Amortization consists of in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS Credit Facility. Approximately $304,000 of the increase in depreciation and amortization expense from the first quarter of 2011 to the first quarter of 2012 is related to the Arboretum property (acquired on March 31, 2011) and the Eagle Village property acquired in June 2011. Offsetting this increase is the approximate $193,000 decrease in depreciation and amortization expense due to the deconsolidation of Iona Lakes in second quarter 2011. Additional depreciation expense was reported on newly capitalized assets of existing MF Properties and Consolidated VIEs.

Interest expense. The increase in interest expense during the first quarter of 2012 as compared to the first quarter of 2011 was due to a number of factors. The Company's borrowing cost increased to approximately 2.6% per annum in 2012 from approximately 2.2% in the first quarter of 2011 resulting in an approximate increase of $271,000 when comparing first quarter of 2012 to first quarter of 2011. An additional increase of approximately $106,000 resulted from the higher average principal of outstanding debt. The remaining increase was the result of the mark to market adjustment of the Company's derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.

General and administrative expenses. General and administrative expenses increased due mainly to increased administration fees paid to AFCA2 as a result of new investments and increased professional fees when comparing the first quarter of 2011 and the first quarter of 2012.

Partnership Only Results of Operations

The following discussion of the Partnership’s results of operations for the three months ended March 31, 2012 and 2011 reflects the operations of the Partnership without the consolidation of any VIEs during either period under the GAAP consolidation rules then in effect.  This information is used by management to analyze the Partnership’s operations and is reflective of the consolidated operations of the Tax-Exempt Bond Investments segment and the MF Properties segment as presented Note 12 to the condensed consolidated financial statements.

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011 (Partnership Only)
Changes in Results of Operations

	For Three Months Ended March 31, 2012	For Three Months Ended March 31, 2011	Dollar Change
Revenues:
Property revenues	$3,044,020	$1,679,315	$1,364,705
Mortgage revenue bond investment income	2,753,077	2,904,674	(151,597)
Other income	39,345	146,373	(107,028)
Total revenues	5,836,442	4,730,362	1,106,080
Expenses:
Real estate operating (exclusive of items shown below)	1,571,893	1,076,084	495,809
Provision for loss on receivables	238,175	—	238,175
Depreciation and amortization	1,093,851	601,589	492,262
Interest	1,318,535	773,734	544,801
General and administrative	650,579	641,595	8,984
Total expenses	4,873,033	3,093,002	1,780,031
Income from continuing operations	963,409	1,637,360	(673,951)
Income from discontinued operations	46,034	14,004	32,030
Net income	1,009,443	1,651,364	(641,921)
Net income attributable to noncontrolling interest	139,152	182,061	(42,909)
Net income - America First Tax Exempt Investors, L. P.	$870,291	$1,469,303	$(599,012)

Property revenues.  Of the $1.4 million increase in property revenues, approximately $1.2 million was a result of the addition of Eagle Village and Arboretum which were acquired after the first quarter of 2011. The remaining increase related to increases in economic occupancy from first quarter 2011 to first quarter 2012. The MF Properties averaged approximately $621 per unit in monthly rent in 2012 as compared with $590 per unit in 2011. Economic occupancy at the MF Properties was 84% during the first quarter of 2012 as compared to 83% in the first quarter of 2011.

Mortgage revenue bond investment income.  Mortgage revenue bond investment income decreased during the first quarter of 2012 compared to the first quarter of 2011 by approximately $366,000 due to the Weatherford and DeCordova foreclosures and the redemptions of Briarwood Manor Apartments and Clarkson College bonds in 2011. These decreases were offset by increases due to the additional tax-exempt interest payments of approximately $264,000 from the acquisitions of GMF Madison Tower and GMF Warren/Tulane bonds late in 2011.

 Other income.  Other income decreased from first quarter 2011 to the first quarter of 2012 because the taxable loans interest income and the forgiveness of third party debt related to the DeCordova foreclosure was not replicated in 2012.

 Real estate operating expenses. Real estate operating expenses associated with the MF Properties is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of a portion of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The overall increase in real estate operating expenses was due to the approximate $298,000 of expenses related to the Arboretum and Eagle Village properties which were not included in first quarter 2011. In addition, DeCordova reported approximately $107,000 as an MF Property for two months of 2011 and for the entire first quarter of 2012. The remaining increase was related to the existing MF Properties reporting increases in salaries, decreases in utilities and a slight increase in repair and maintenance.

Provision for loss on receivables. During the second quarter of 2011, an impairment of the interest receivable on the Woodland Park bond occurred and an allowance for loss has been recorded since that time. During the first quarter 2012, approximately $238,000 was recorded against the accrued bond interest receivable.

Depreciation and amortization expense. Depreciation results primarily from the apartment properties of the the MF Properties. Amortization consists of in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS Credit Facility. Approximately $304,000 of the increase in depreciation and amortization expense from the first quarter of 2011 to the first quarter of 2012 is related to the purchase of Arboretum and Eagle Village properties on or after March 31, 2011. In addition, more depreciation expense was reported attributable to depreciation on newly capitalized assets of existing MF Properties and Consolidated VIEs.

Interest expense. The increase in interest expense during the first quarter of 2012 compared to the first quarter of 2011 was due to a number of factors. The Company's borrowing cost increased to approximately 2.6% per annum in 2012 from approximately 2.2% in the first quarter of 2011 resulting in an approximate increase of $271,000 when comparing first quarter of 2012 to the first quarter of 2011. An additional increase of approximately $106,000 resulted from the higher average principal of outstanding debt. The remaining increase was the result of the mark to market adjustment of the Company's derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.

General and administrative expenses. General and administrative expenses increased due mainly to increased administration fees paid to AFCA2 as a result of new investments and increased professional fees when comparing the first quarter of 2011 and the first quarter of 2012.

Liquidity and Capital Resources

Tax-exempt interest earned on the tax-exempt mortgage revenue bonds, including those financing properties held by Consolidated VIEs and the Ohio properties, represents the Partnership's principal source of cash flow.  The Partnership may also receive interest payments on its taxable mortgage loans, earnings on temporary investments and cash distributions from equity interests held in MF Properties.  Tax-exempt interest is primarily comprised of base interest payments received on the Partnership’s tax-exempt mortgage revenue bonds.  Certain of the tax-exempt mortgage revenue bonds may also generate payments of contingent interest to the Partnership from time to time when the underlying apartment properties generate excess cash flow.  Because base interest on each of the Partnership’s mortgage revenue bonds is fixed, the Partnership’s cash receipts tend to be fairly constant period to period unless the Partnership acquires or disposes of its investments in tax-exempt mortgage revenue bonds.  Changes in the economic performance of the properties financed by tax-exempt mortgage revenue bonds with a contingent interest provision will affect the amount of contingent interest, if any, paid to the Partnership.  Similarly, the economic performance of MF Properties will affect the amount of cash distributions, if any, received by the Partnership from its ownership of these properties.  The economic performance of a multifamily apartment property depends on the rental and occupancy rates of the property and on the level of operating expenses.  Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market area in which a property is located.  This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes.  In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of an apartment property.  The primary uses of cash by apartment properties are the payment of operating expenses and debt service.

Other sources of cash available to the Partnership include debt financing, mortgages, and the sale of additional Beneficial Unit Certificates ("BUCs"). The Company currently has outstanding debt financing of $112.5 million under separate credit facilities.

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

As a result, the TOB trusts provide the Company with a secured variable rate debt facility at interest rates that reflect the prevailing short-term tax-exempt rates paid by the TOB trusts on the SPEARS. Payments made to the holders of the SPEARS and the amount of trust fees represent the Company's effective cost of borrowing on the net proceeds it received from the sale of the SPEARS. The total fixed trust fees are 1.77% and 2.10% per annum, respectively, and as of March 31, 2012 the rates paid on the TOBs on the SPEARS were 0.28% and 0.26% respectively, resulting in a total cost of borrowing of 2.05% and 2.36%. The Company is accounting for these transactions as secured financing arrangements and the outstanding amount is $17.7 million at March 31, 2012.

As of September 1, 2010 and in connection with the TEBS Financing, the Partnership and its Consolidated Subsidiary ATAX TEBS I, LLC, entered into a number of agreements relating to a new long-term debt financing facility provided through the securitization of 13 tax-exempt mortgage revenue bonds owned by the ATAX TEBS I, LLC (the “Sponsor”) . The TEBS Financing essentially provides the Partnership with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term tax-exempt rates.
Effective September 1, 2010, the Partnership transferred bonds to ATAX TEBS I, LLC, a special purpose entity controlled by the Partnership pursuant to the TEBS Financing (see Note 8). The par value of the bonds included in this financing facility as of March 31, 2012 and December 31, 2011 is $124.5 million and $124.6 million. The total Facility Fees are 1.9%, and, as of March 31, 2012, the SIFMA rate was equal to 0.24% resulting in a total cost of borrowing of 2.14% on the outstanding balance on the TEBS Financing facility of $94.8 million.
In addition to the debt facilities, the Company has six outstanding mortgage loans collaterized by five MF Properties. The total outstanding mortgage loan principal is approximately $41.8 million. These mortgages carry current interest rates ranging from 2.8% to 5.9% with maturity dates ranging from May 2012 to July 2015. An extension request to the mortgage which comes due in May 2012, as allowed in the loan documents, has been formally submitted and we expect to obtain formal extension approval before the end of May.

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

The Partnership’s principal uses of cash are the payment of distributions to unitholders, interest and principal on debt financing, and general and administrative expenses. The Partnership also uses cash to acquire additional investments.  Distributions to unitholders may increase or decrease at the determination of the General Partner.  The per unit cash available for distributionprimarily depends on the amount of interest and other cash received by the Partnership from its portfolio of tax-exempt mortgage revenue bonds and other investments, the amount of the Partnership's outstanding debt and the effective interest rates paid by the Partnership on this debt, the level of operating and other cash expenses incurred by the Partnership and the number of units outstanding. During the quarter ended March 31, 2012, the Partnership generated cash available for distribution of $0.09 per unit. See “Cash Available for Distribution,” on a following page. As a result, the Partnership was required to supplement its cash available for distribution during the first quarter of 2012 with unrestricted cash and expects to continue to do so until the Partnership is able to complete its current investment and financing plans. The General Partner believes that upon completion of its current investment and financing plans, the Partnership will be able meet its liquidity requirements, including the payment of expenses, interest on its debt financing, and cash distributions to unitholders at the current level of $0.50 per unit per year without the use of unrestricted cash. However, if actual results vary from current projections and the actual CAD generated is less than the new regular distribution, such distribution amount may need to be reduced.

The Partnership's operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 40% and 60% of the total par value of the Partnership's tax-exempt mortgage revenue bond portfolio.  At March 31, 2012, the Partnership had outstanding debt financing of approximately $112.5 million secured by 16 tax-exempt mortgage revenue bonds.  The total par value of the Partnership's tax-exempt mortgage revenue bonds is $153.4 million. When the par value of the two tax exempt mortgage revenue bonds secured by the Ohio properties which are not reported as tax-exempt mortgage revenue bonds in the Partnership balance sheet plus approximately $7.3 million in restricted cash are included, the total amount leveraged is approximately $195.7 million. Dividing that amount by the $112.5 million of debt financing results in a leverage ratio of approximately 57% at March 31, 2012. Additionally, the MF Properties are encumbered by mortgage loans with an aggregate principal balance of approximately $41.8 million.  The total debt financing plus mortgage loans as of March 31, 2012 of approximately $154.3 million results in a leverage ratio to Total Assets of approximately 52%.

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

The Consolidated VIEs’ and MF Properties' primary uses of cash are the payment of operating expenses and the payment of debt service.

On a consolidated basis, there was an improvement of approximately $902,000 in cash provided by operating activities for the first quarter of 2012 as compared to first quarter of 2011 due to changes in working capital components.  Cash used for investing activities decreased approximately $22.6 million for first quarter of 2012 as compared to first quarter of 2011 due to investing activities which were not replicated in the 2012. The main use of cash in the first quarter of 2011 was the result of acquiring the Arboretum Apartments and the Briarwood Manor bond offset by the release of restricted cash upon foreclosure of the DeCordova and Weatherford properties. The Company had cash used for financing activities of approximately $2.7 million for the first quarter of 2012 compared to cash provided by financing activities of $23.7 million for first quarter of 2011. Financing cash flows in the first quarter of 2011 included $20.8 million of borrowings used to acquire interest in MF Properties which was not replicated in the first quarter of 2012.

Economic Conditions

The disruptions in domestic and international financial markets, and the resulting restrictions on the availability of debt financing that had prevailed since 2008 began to subside in 2010 and continued to recover in 2011 and 2012. While economic trends show signs of a stabilization of the economy and debt availability has increased, overall availability remains limited and the cost of credit may continue to be adversely impacted. These conditions, in our view, will continue to create potential investment opportunities for the Partnership.  Many participants in the multifamily housing debt sector either reduced their participation in the market or were forced to liquidate some or all of their existing portfolio investments in order to meet their liquidity needs.  We believe this continues to create opportunities to acquire existing tax-exempt mortgage revenue bonds from distressed holders at attractive yields.  The Partnership continues to evaluate potential investments in bonds which are available on the secondary market.  We believe many of these bonds will meet our investment criteria and that we have a unique ability to analyze and close on these opportunities while maintaining our ability and willingness to also participate in primary market transactions.

Current credit and real estate market conditions also create opportunities to acquire quality MF Properties from distressed owners and lenders.  Our ability to restructure existing debt together with the ability to improve the operations of the apartment properties through our affiliated property management company can position these MF Properties for an eventual financing with tax-exempt mortgage revenue bonds meeting our investment criteria and that will be supported by a valuable and well-run apartment property.  We believe we can selectively acquire MF Properties, restructure debt and improve operations in order to create value to our unitholders in the form of a strong tax-exempt mortgage revenue bond investment.

On the other hand, continued economic weakness in some markets may limit our ability to access additional debt financing that the Partnership uses to partially finance its investment portfolio or otherwise meet its liquidity requirements.  In addition, the economic conditions including a slow job growth and low home mortgage interest rates have had a negative effect on some of the apartment properties which collateralize our tax-exempt mortgage revenue bond investments and our MF Properties in the form of lower occupancy. While some properties have been negatively affected, overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents and non-revenue units such as model units and employee units) of the apartment properties that the Partnership has financed with tax-exempt mortgage revenue bonds was approximately 86% for first three months of 2012 and approximately 83% for the first three months of 2011.  Overall economic occupancy of the MF Properties was approximately 84% for first three months of 2012 compared to approximately 83% during the first three months of 2011.

Cash Available for Distribution

Management utilizes a calculation of Cash Available for Distribution (“CAD”) as a means to determine the Partnership’s ability to make distributions to unitholders.  The general partner believes that CAD provides relevant information about its operations and is necessary along with net income for understanding its operating results.  To calculate CAD, amortization expense related to debt financing costs and bond reissuance costs, Tier 2 income due to the general partner as defined in the Agreement of Limited Partnership, interest rate derivative expense or income, provision for loan losses, impairments on bonds, and losses related to VIEs including depreciation expense are added back to the Company’s net income (loss) as computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”). There is no generally accepted methodology for computing CAD, and the Company’s computation of CAD may not be comparable to CAD reported by other companies.  Although the Company considers CAD to be a useful measure of its operating performance, CAD should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP.

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

Distributions

The Partnership continued distributions during the quarter at an annual rate of $0.50 per BUC. Since realized CAD per unit was less than $0.50 per unit, the Partnership has used unrestricted cash to supplement the deficit. The General Partner believes that upon completion of its current investment and financing plans, the Partnership will be able to generate sufficient CAD to maintain cash distributions to unitholders at the current level of $0.50 per unit per year without the use of other available cash. However, there is no assurance that the Partnership will be able to generate CAD at levels in excess of the current annual distribution rate. In that case, the annual distribution rate per unit may need to be reduced.

The following tables show the calculation of CAD for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
Net income - America First Tax Exempt Investors L.P.	$630,432	$1,189,174
Net loss related to VIEs and eliminations due to consolidation	239,859	280,129
Net income before impact of VIE consolidation	$870,291	$1,469,303
Change in fair value of derivatives and interest rate derivative amortization	329,340	232,554
Depreciation and amortization expense (Partnership only)	852,002	524,563
Provision for loss on receivables	238,175	—
Depreciation and amortization related to discontinued operations	72,410	—
Bond purchase discount accretion (net of cash received)	(75,906)	(108,956)
Ohio deferred interest	346,405	347,514
CAD	$2,632,717	$2,464,978
Weighted average number of units outstanding,
basic and diluted	30,122,928	30,122,928
Net income, basic and diluted, per unit	$0.03	$0.05
Total CAD per unit	$0.09	$0.08
Distributions per unit	$0.125	$0.125

Contractual Obligations

As discussed in the Annual report on Form 10-K, the amounts maturing in 2012 consist of the paydowns on the TEBS credit facility with Freddie Mac and payments on the MF Property mortgages.

The Company has the following contractual obligations as of March 31, 2012:

	Payments due by period
		Less than	1-2	More than 2
	Total	1 year	years	years
Debt financing	$112,537,000	$18,695,000	$2,113,000	$91,729,000
Mortgages payable	$41,752,135	$4,294,560	$31,053,000	$6,404,575
Effective interest rate(s) (1)		2.91%	2.11%	2.05%
Interest (2)	$14,944,678	$4,119,736	$5,680,132	$5,144,810

(1)	Interest rates shown are the average effective rates as of March 31, 2012 and include the impact of our interest rate derivatives.

(2)	Interest shown is estimated based upon current effective interest rates through maturity.

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

In December 2011, the FASB issued ASU 2011-10, which addresses whether the guidance on real estate sales applies to derecognition events involving subsidiaries that are in-substance real estate. For public entities, the ASU's amendments are effective prospectively for fiscal years and interim periods within those years beginning on or after June 15, 2012. Early adoption is permitted. The Company is still in the process of assessing the expected impact of ASU 2011-10 when adopted.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk, except as discussed below, from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of the Company’s 2011 Annual Report on Form 10-K.

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

The following table outlines the interest rate caps the Company has in place as of March 31, 2012:

		Effective	Maturity	Purchase
Date Purchased	Notional Amount	Capped Rate	Date	Price	Counterparty

September 2, 2010	31,936,667	3%	September 1, 2017	921,000	Bank of New York Mellon

September 2, 2010	31,936,667	3%	September 1, 2017	845,600	Barclays Bank PLC

September 2, 2010	31,936,667	3%	September 1, 2017	928,000	Royal Bank of Canada

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $329,000 and $233,000 for the three months ended March 31, 2012 and 2011, respectively.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Company are described in Item 1A “Risk Factors” of the Company’s 2011 Annual Report on Form 10-K.

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
31.1  Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2  Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1  Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2  Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) the Condensed Consolidated Statements of Partners' Capital for the three months ended March 31, 2012 and 2011, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Date: May 9, 2012	By:	/s/ Mark Hiatt
Mark Hiatt
Chief Executive Officer

Date: May 9, 2012	By:	/s/ Timothy Francis
Timothy Francis
Chief Financial Officer