Form 10-Q
period 2012-06-30
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2012-08-08
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1A	Risk Factors	56
Item 6	Exhibits	57

SIGNATURES	58

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$81,790,870	$20,201,573
Restricted cash	6,419,577	13,852,753
Interest receivable	7,083,519	6,984,978
Tax-exempt mortgage revenue bonds held in trust, at fair value (Notes 4 & 9)	98,707,622	109,152,787
Tax-exempt mortgage revenue bonds, at fair value (Note 4)	38,138,997	26,542,565
Real estate assets: (Note 6)
Land	13,802,148	12,430,434
Buildings and improvements	114,355,138	111,653,203
Real estate assets before accumulated depreciation	128,157,286	124,083,637
Accumulated depreciation	(22,402,643)	(19,817,998)
Net real estate assets	105,754,643	104,265,639
Other assets (Note 7)	8,552,585	10,211,388
Assets of discontinued operations (Note 8)	6,698,871	6,764,862
Total Assets	$353,146,684	$297,976,545

Liabilities
Accounts payable, accrued expenses and other liabilities	$3,596,921	$3,491,642
Distribution payable	5,562,518	3,911,340
Debt financing (Note 9)	104,328,000	112,673,000
Mortgages payable (Note 10)	43,231,990	40,092,455
Liabilities of discontinued operations (Note 8)	6,131,925	6,219,063
Total Liabilities	162,851,354	166,387,500

Commitments and Contingencies (Note 15)

Partners' Capital
General Partner (Note 2)	(364,091)	(354,006)
Beneficial Unit Certificate holders	213,861,059	154,911,228
Unallocated deficit of Consolidated VIEs	(24,011,830)	(23,512,962)
Total Partners' Capital	189,485,138	131,044,260
Noncontrolling interest (Note 6)	810,192	544,785
Total Capital	190,295,330	131,589,045
Total Liabilities and Partners' Capital	$353,146,684	$297,976,545

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues:
Property revenues	$4,145,933	$4,031,179	$8,384,862	$7,596,732
Mortgage revenue bond investment income	2,288,646	2,407,760	4,660,050	4,628,673
Gain on sale of bonds	667,821	—	667,821	—
Other income	43,427	148,950	82,772	400,311
Total revenues	7,145,827	6,587,889	13,795,505	12,625,716
Expenses:
Real estate operating (exclusive of items shown below)	2,447,042	2,374,329	4,726,976	4,506,537
Provision for loss on receivables	238,175	710,690	476,350	710,690
Depreciation and amortization	1,527,403	1,316,112	2,966,308	2,449,171
Interest	1,546,688	1,630,527	2,865,223	2,404,261
General and administrative	1,048,366	677,422	1,698,945	1,319,017
Total expenses	6,807,674	6,709,080	12,733,802	11,389,676
Income (loss) from continuing operations	338,153	(121,191)	1,061,703	1,236,040
Income from discontinued operations	90,113	379	136,147	14,383
Net income (loss)	428,266	(120,812)	1,197,850	1,250,423
Net income attributable to noncontrolling interest	122,218	122,436	261,370	304,497
Net income (loss) - America First Tax Exempt Investors, L.P.	$306,048	$(243,248)	$936,480	$945,926

Net income (loss) allocated to:
General Partner	$165,927	$56,769	174,630	71,462
Limited Partners - Unitholders	399,130	116,905	1,260,718	1,571,515
Unallocated loss of Consolidated Property VIEs	(259,009)	(416,922)	(498,868)	(697,051)
Noncontrolling interest	122,218	122,436	261,370	304,497
	$428,266	$(120,812)	$1,197,850	$1,250,423
Unitholders' interest in net income per unit (basic and diluted):
Net income (loss), basic and diluted, per unit	$0.01	$—	$0.04	$0.05
Weighted average number of units outstanding, basic and diluted	33,682,818	30,122,928	31,912,707	30,122,928

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income (loss)	$428,266	$(120,812)	$1,197,850	$1,250,423
Deconsolidation of VIE	—	(726,243)	—	(726,243)
Unrealized gain on securities	4,074,444	4,542,067	6,922,051	7,397,625
Comprehensive income	4,502,710	3,695,012	8,119,901	7,921,805
Comprehensive income attributable to noncontrolling interest	122,218	122,436	261,370	304,497
Comprehensive income - America First Tax Exempt Investors, L.P.	$4,380,492	$3,572,576	$7,858,531	$7,617,308

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2012 and 2011
(UNAUDITED)

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non- controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2012	$(354,006)	30,122,928	$154,911,228	$(23,512,962)	$544,785	$131,589,045	$95,894
Sale of Beneficial Unit Certificates	—	12,650,000	59,948,265			59,948,265
Noncontrolling interest contribution	—		—	—	4,037	4,037
Distributions paid or accrued	(253,936)	—	(9,111,982)	—	—	(9,365,918)	—
Net income (loss)	174,630	—	1,260,718	(498,868)	261,370	1,197,850	—
Unrealized gain on securities	69,221	—	6,852,830	—	—	6,922,051	6,922,051
Balance at June 30, 2012	$(364,091)	42,772,928	$213,861,059	$(24,011,830)	$810,192	$190,295,330	$7,017,945

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non- controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2011	$(280,629)	30,122,928	$161,389,189	$(32,945,669)	$(141,326)	$128,021,565	$(9,692,233)
Deconsolidation of VIE (Note 3)	(7,262)	—	(718,981)	10,722,246		9,996,003	(726,243)
Distributions paid or accrued	(139,609)		(7,530,732)	—	—	(7,670,341)
Net income (loss)	71,462	—	1,571,515	(697,051)	304,497	1,250,423	—
Unrealized gain on securities	73,976	—	7,323,649	—	—	7,397,625	7,397,625
Balance at June 30, 2011	$(282,062)	30,122,928	$162,034,640	$(22,920,474)	$163,171	$138,995,275	$(3,020,851)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For Six Months Ended,
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income	$1,197,850	$1,250,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,056,181	2,634,551
Provision for loss from receivables	476,350	710,690
Non-cash loss on derivatives	780,497	888,554
Gain on sale of bonds	(667,821)	—
Bond discount amortization	(215,777)	(241,075)
Gain on asset sold	—	(21,103)
Gain on early extinguishment of debt	—	(104,988)
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(1,073,526)	(1,417,399)
Decrease (increase) in other assets	262,683	(551,180)
Increase (decrease) in accounts payable and accrued expenses	90,823	(62,587)
Net cash provided by operating activities	3,907,260	3,085,886
Cash flows from investing activities:
Capital expenditures	(3,744,461)	(2,634,679)
Acquisition of tax-exempt mortgage revenue bonds	(10,164,815)	(20,917,500)
Acquisition of partnerships, net of cash acquired	—	(24,779,613)
Proceeds from assets sold	—	36,500
Decrease in restricted cash	208,195	148,366
Restricted cash - debt collateral released	7,248,436	291,719
Cash released upon foreclosure	—	2,047,161
Proceeds from the sale of bonds	16,829,960	—
Proceeds from bond retirement	—	6,119,573
Transfer of cash to unconsolidated VIE upon deconsolidation	—	(5,135)
Principal payments received on taxable bonds	95,000	—
Principal payments received on tax-exempt mortgage revenue bonds	499,134	278,963
Net cash provided (used) by investing activities	10,971,449	(39,414,645)
Cash flows from financing activities:
Distributions paid	(7,714,741)	(7,606,800)
Net proceeds from sale of beneficial unit certificates	59,948,265	—
Sale of LP Interests - Ohio Properties	4,037	—
Decrease in liabilities related to restricted cash	(208,195)	(148,366)
Proceeds from debt financing	3,167,342	32,128,584
Proceeds from line of credit borrowing	—	1,000,000
Debt financing costs	(34,188)	(40,275)
Principal payments on debt financing	(8,345,000)	(285,000)
Principal payments on mortgages payable	(100,491)	(98,034)
Net cash provided by financing activities	46,717,029	24,950,109
Net increase (decrease) in cash and cash equivalents	61,595,738	(11,378,650)
Cash and cash equivalents at beginning of period, including cash and cash equivalents of discontinued operations of $11,840 and $18,928, respectively	20,213,413	13,277,048
Cash and cash equivalents at end of period, including cash and cash equivalents of discontinued operations of $18,281 and $17,372, respectively	$81,809,151	$1,898,398

Supplemental cash flow information:
Cash paid during the period for interest	2,077,832	2,500,829
Distributions declared but not paid	5,562,518	3,866,940
Capital expenditures financed through notes payable	73,765	8,934,328

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

The condensed consolidated financial statements of the “Company” reported in this Form 10-Q include the assets, liabilities and results of operations of the Partnership, its Consolidated Subsidiaries and three other consolidated entities in which the Partnership does not hold an ownership interest but which own multifamily apartment properties financed with tax-exempt mortgage revenue bonds held by the Partnership and which are treated as variable interest entities ("VIEs") of which the Partnership has been determined to be the primary beneficiary (“Consolidated VIEs”).  The Consolidated Subsidiaries of the Partnership consist of:

•	ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing with Freddie Mac (Note 9).

•
Nine multifamily apartments ("MF Properties") owned by various Partnership subsidiaries. Such subsidiaries hold a 99% limited partner interest in five limited partnerships and 100% member positions in four limited liability companies. Three apartment properties which are subject to a sales agreement and are also reported as MF Properties (Note 2).

•	One of the five limited Partnerships which owns an MF Property is reported as a discontinued operation in both periods (Note 8).

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The accompanying interim unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. These condensed consolidated financial statements and notes have been prepared consistently with the 2011 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2012, and the results of operations for the interim periods presented have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

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

In October 2011, the three limited partnerships that own the Ohio Properties admitted two entities that are affiliates of Boston Capital (the “BC Partners”) as new limited partners as part of a syndication of LIHTCs on the Ohio Properties. The BC Partners have agreed to contribute approximately $6.7 million to the equity of these limited partnerships, subject to the Ohio Properties meeting certain debt service coverage ratios specified in the applicable limited partnership agreements. As of June 30, 2012, the Ohio Properties had not yet achieved these debt service coverage ratios and the BC Partners had not contributed a sufficient amount of additional capital to these limited partnerships to allow the Company to deconsolidate the Ohio Properties. Accordingly, the Company will continue to report each Ohio Property as an MF Property, and no gain from the 2010 sale of such Ohio Property will be recognized by the Company, until the Ohio Property achieves specified debt service coverage ratios and the BC Partners have contributed their additional capital to the limited partnership owning the Ohio Property. The Company expects that each of the Ohio Properties will achieve the debt service coverage ratios so that the BC Partners will fully fund their capital commitments during 2012. As that occurs, each Ohio Property will cease to be reported as an MF Property and the Company will recognize the gain for the 2010 sale of the Ohio Property. After that time, the Company will report the tax-exempt mortgage revenue bonds on such Ohio Property as an asset and will report the related interest income on the bond.

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

The Partnership determined that five of the entities financed by tax-exempt mortgage revenue bonds owned by the Partnership are held by VIEs as of June 30, 2012.  These VIEs are Ashley Square, Bent Tree, Cross Creek, Fairmont Oaks, and Lake Forest. See below for further discussion on which VIEs are consolidated as of the reporting date.

At June 30, 2012 and 2011, the Partnership reported three properties as Consolidated VIEs; Bent Tree, Fairmont Oaks, and Lake Forest and has continued to consolidate these entities. In June 2011, the ownership of Iona Lakes became an unaffiliated not-for-profit entity and Iona Lakes ceased to be reported as a Consolidated VIE.

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

Consolidated VIEs

The Partnership determined it is the primary beneficiary of the following properties at June 30, 2012: Bent Tree, Fairmont Oaks, and Lake Forest. The capital structure of each of these VIEs consists of senior debt, subordinated debt, and equity capital.  The senior debt is in the form of a tax-exempt multifamily housing mortgage revenue bonds and accounts for the majority of each VIE's total capital. As the bondholder, the Partnership is entitled to principal and interest payments and has certain protective rights as established by the bond documents.  The equity ownership of the consolidated VIEs is ultimately held by corporations which are owned by four individuals, two of which are related parties.  Additionally, each of these properties is managed by an affiliate of the Partnership, America First Properties Management Company, LLC (“Properties Management”) which is an affiliate of Burlington.

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

The following table presents information regarding the carrying value and classification of the assets held by the Partnership as of June 30, 2012, which constitute a variable interest in Ashley Square and Cross Creek.

	Balance Sheet Classification	Carrying Value	Maximum Exposure to Loss
Ashley Square Apartments
Tax Exempt Mortgage Revenue Bond	Bond Investment	$5,490,902	$5,284,000
Property Loan	Other Asset	4,811,342	1,215,000
		$10,302,244	$6,499,000
Cross Creek Apartments
Tax Exempt Mortgage Revenue Bond	Bond Investment	$7,936,745	$5,983,564
Property Loans	Other Asset	3,383,615	3,383,615
		$11,320,360	$9,367,179

The tax exempt mortgage revenue bonds are classified on the balance sheet as available for sale investments and are carried at fair value while property loans are presented on the balance sheet as Other assets and are carried at the unpaid principal and interest less any loan loss reserves.  See Note 4 for additional information regarding the bonds and Note 7 for additional information regarding the property loans.  The maximum exposure to loss for the bonds is equal to the unpaid principal balance as of June 30, 2012.  The difference between the carrying value and the maximum exposure to loss is a function of the fair value of the bond.  The difference between the carrying value and the maximum exposure is the value of loan loss reserves that have been previously recorded against the outstanding loan balances.

The following tables present the effects of the consolidation of the Consolidated VIEs on the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

Condensed Consolidating Balance Sheets as of June 30, 2012 and December 31, 2011:

	Partnership as of June 30, 2012	Consolidated VIEs as of June 30, 2012	Consolidation -Elimination as of June 30, 2012	Total as of June 30, 2012
Assets
Cash and cash equivalents	$81,738,675	$52,195	$—	$81,790,870
Restricted cash	5,426,851	992,726	—	6,419,577
Interest receivable	12,104,935	—	(5,021,416)	7,083,519
Tax-exempt mortgage revenue bonds held in trust, at fair value	123,353,050	—	(24,645,428)	98,707,622
Tax-exempt mortgage revenue bonds, at fair value	38,138,997	—	—	38,138,997
Real estate assets:
Land	10,552,104	3,250,044	—	13,802,148
Buildings and improvements	82,601,481	31,753,657	—	114,355,138
Real estate assets before accumulated depreciation	93,153,585	35,003,701	—	128,157,286
Accumulated depreciation	(9,373,669)	(13,028,974)	—	(22,402,643)
Net real estate assets	83,779,916	21,974,727	—	105,754,643
Other assets	18,121,728	794,620	(10,363,763)	8,552,585
Assets of discontinued operations	6,698,871	—	—	6,698,871
Total Assets	$369,363,023	$23,814,268	$(40,030,607)	$353,146,684

Liabilities
Accounts payable, accrued expenses and other liabilities	$2,624,822	$25,763,858	$(24,791,759)	$3,596,921
Distribution payable	5,562,518	—	—	5,562,518
Debt financing	104,328,000	—	—	104,328,000
Mortgages payable	43,231,990	24,284,000	(24,284,000)	43,231,990
Liabilities of discontinued operations	6,131,925	—	—	6,131,925
Total Liabilities	161,879,255	50,047,858	(49,075,759)	162,851,354
Partners' Capital
General Partner	(364,091)	—	—	(364,091)
Beneficial Unit Certificate holders	207,037,667	—	6,823,392	213,861,059
Unallocated deficit of Consolidated VIEs	—	(26,233,590)	2,221,760	(24,011,830)
Total Partners' Capital	206,673,576	(26,233,590)	9,045,152	189,485,138
Noncontrolling interest	810,192	—	—	810,192
Total Capital	207,483,768	(26,233,590)	9,045,152	190,295,330
Total Liabilities and Partners' Capital	$369,363,023	$23,814,268	$(40,030,607)	$353,146,684

	Partnership as of December 31, 2011	Consolidated VIEs as of December 31, 2011	Consolidation -Elimination as of December 31, 2011	Total as of December 31, 2011
Assets
Cash and cash equivalents	$20,188,855	$12,718	$—	$20,201,573
Restricted cash	12,915,700	937,053	—	13,852,753
Interest receivable	11,395,266	—	(4,410,288)	6,984,978
Tax-exempt mortgage revenue bonds held in trust, at fair value	132,920,723	—	(23,767,936)	109,152,787
Tax-exempt mortgage revenue bonds, at fair value	26,542,565	—	—	26,542,565
Real estate assets:
Land	9,180,390	3,250,044	—	12,430,434
Buildings and improvements	80,045,210	31,607,993	—	111,653,203
Real estate assets before accumulated depreciation	89,225,600	34,858,037	—	124,083,637
Accumulated depreciation	(7,485,664)	(12,332,334)	—	(19,817,998)
Net real estate assets	81,739,936	22,525,703	—	104,265,639
Other assets	20,222,928	839,879	(10,851,419)	10,211,388
Assets of discontinued operations	6,764,862	—	—	6,764,862
Total Assets	$312,690,835	$24,315,353	$(39,029,643)	$297,976,545

Liabilities
Accounts payable, accrued expenses and other liabilities	$2,516,851	$24,780,781	$(23,805,990)	$3,491,642
Distribution payable	3,911,340	—	—	3,911,340
Debt financing	112,673,000	—	—	112,673,000
Mortgages payable	40,092,455	24,407,000	(24,407,000)	40,092,455
Liabilities of discontinued operations	6,219,063	—	—	6,219,063
Total Liabilities	165,412,709	49,187,781	(48,212,990)	166,387,500
Partners' Capital
General Partner	(354,006)	—	—	(354,006)
Beneficial Unit Certificate holders	147,087,347	—	7,823,881	154,911,228
Unallocated deficit of Consolidated VIEs	—	(24,872,428)	1,359,466	(23,512,962)
Total Partners' Capital	146,733,341	(24,872,428)	9,183,347	131,044,260
Noncontrolling interest	544,785	—	—	544,785
Total Capital	147,278,126	(24,872,428)	9,183,347	131,589,045
Total Liabilities and Partners' Capital	$312,690,835	$24,315,353	$(39,029,643)	$297,976,545

Condensed Consolidating Statements of Operations for the three months ended June 30, 2012 and 2011:

	Partnership For the Three Months Ended June 30, 2012	Consolidated VIEs For the Three Months Ended June 30, 2012	Consolidation -Elimination For the Three Months Ended June 30, 2012	Total For the Three Months Ended June 30, 2012
Revenues:
Property revenues	$2,946,188	$1,199,745	$—	$4,145,933
Mortgage revenue bond investment income	2,669,348	—	(380,702)	2,288,646
Gain on sale of bonds	667,821	—	—	667,821
Other income	43,427	—	—	43,427
Total revenues	6,326,784	1,199,745	(380,702)	7,145,827
Expenses:
Real estate operating (exclusive of items shown below)	1,715,747	731,295	—	2,447,042
Provision for loss on receivables	238,175	—	—	238,175
Depreciation and amortization	1,180,646	357,661	(10,904)	1,527,403
Interest	1,546,688	803,693	(803,693)	1,546,688
General and administrative	1,048,366	—	—	1,048,366
Total expenses	5,729,622	1,892,649	(814,597)	6,807,674
Income (loss) from operations	597,162	(692,904)	433,895	338,153
Income from discontinued operations	90,113	—	—	90,113
Net income (loss)	687,275	(692,904)	433,895	428,266
Net income attributable to noncontrolling interest	122,218	—	—	122,218
Net income (loss) - America First Tax Exempt Investors, L. P.	$565,057	$(692,904)	$433,895	$306,048

	Partnership For the Three Months Ended June 30, 2011	Consolidated VIEs For the Three Months Ended June 30, 2011	Consolidation -Elimination For the Three Months Ended June 30, 2011	Total For the Three Months Ended June 30, 2011
Revenues:
Property revenues	$2,370,614	$1,660,565	$—	$4,031,179
Mortgage revenue bond investment income	2,975,786	—	(568,026)	2,407,760
Other income	148,951	716,639	(716,640)	148,950
Total revenues	5,495,351	2,377,204	(1,284,666)	6,587,889
Expenses:
Real estate operating (exclusive of items shown below)	1,333,989	1,040,340	—	2,374,329
Provision for loss on receivables	710,690	—	—	710,690
Depreciation and amortization	846,992	474,333	(5,213)	1,316,112
Interest	1,630,527	1,130,108	(1,130,108)	1,630,527
General and administrative	677,422	—	—	677,422
Total expenses	5,199,620	2,644,781	(1,135,321)	6,709,080
Income (loss) from operations	295,731	(267,577)	(149,345)	(121,191)
Income from discontinued operations	379	—	—	379
Net income (loss)	296,110	(267,577)	(149,345)	(120,812)
Net income attributable to noncontrolling interest	122,436	—	—	122,436
Net income (loss) - America First Tax Exempt Investors, L. P.	$173,674	$(267,577)	$(149,345)	$(243,248)

Condensed Consolidating Statements of Operations for the six months ended June 30, 2012 and 2011:

	Partnership For the Six Months Ended June 30, 2012	Consolidated VIEs For the Six Months Ended June 30, 2012	Consolidation -Elimination For the Six Months Ended June 30, 2012	Total For the Three Six Ended June 30, 2012
Revenues:
Property revenues	$5,990,208	$2,394,654	$—	$8,384,862
Mortgage revenue bond investment income	5,422,425	—	(762,375)	4,660,050
Gain on sale of bonds	667,821	—	—	667,821
Other income	82,772	—	—	82,772
Total Revenues	12,163,226	2,394,654	(762,375)	13,795,505
Expenses:
Real estate operating (exclusive of items shown below)	3,287,640	1,439,336	—	4,726,976
Provision for loss on receivables	476,350	—	—	476,350
Depreciation and amortization	2,274,497	713,647	(21,836)	2,966,308
Interest	2,865,223	1,602,835	(1,602,835)	2,865,223
General and administrative	1,698,945	—	—	1,698,945
Total Expenses	10,602,655	3,755,818	(1,624,671)	12,733,802
Income (loss) from continuing operations	1,560,571	(1,361,164)	862,296	1,061,703
Income from discontinued operations	136,147	—	—	136,147
Net income (loss)	1,696,718	(1,361,164)	862,296	1,197,850
Net income attributable to noncontrolling interest	261,370	—	—	261,370
Net income (loss) - America First Tax Exempt Investors, L. P.	$1,435,348	$(1,361,164)	$862,296	$936,480

	Partnership For the Six Months Ended June 30, 2011	Consolidated VIEs For the Six Months Ended June 30, 2011	Consolidation -Elimination For the Six Months Ended June 30, 2011	Total For the Six Months Ended June 30, 2011
Revenues:
Property revenues	$4,049,929	$3,546,803	$—	$7,596,732
Mortgage revenue bond investment income	5,880,460	—	(1,251,787)	4,628,673
Other income	295,324	4,133,477	(4,028,490)	400,311
Total Revenues	10,225,713	7,680,280	(5,280,277)	12,625,716
Expenses:
Real estate operating (exclusive of items shown below)	2,410,073	2,096,464	—	4,506,537
Proveision for Loss on Receivables	710,690	—	—	710,690
Depreciation and amortization	1,448,581	1,019,059	(18,469)	2,449,171
Interest	2,404,261	2,454,406	(2,454,406)	2,404,261
General and administrative	1,319,017	—	—	1,319,017
Total Expenses	8,292,622	5,569,929	(2,472,875)	11,389,676
Income (loss) from continuing operations	1,933,091	2,110,351	(2,807,402)	1,236,040
Income from discontinued operations	14,383	—	—	14,383
Net income (loss)	1,947,474	2,110,351	(2,807,402)	1,250,423
Net income attributable to noncontrolling interest	304,497	—	—	304,497
Net income (loss) - America First Tax Exempt Investors, L. P.	$1,642,977	$2,110,351	$(2,807,402)	$945,926

4.  Investments in Tax-Exempt Bonds

The tax-exempt mortgage revenue bonds owned by the Company have been issued to provide construction and/or permanent financing of multifamily residential properties and do not include the tax-exempt mortgage revenue bonds issued with respect to properties owned by Consolidated VIEs or the Ohio Properties presented as MF Properties (Note 2 and Note 6). Tax-exempt mortgage revenue bonds are either held directly by the Company or are held in trusts created in connection with debt financing transactions (Note 9). The Company had the following investments in tax-exempt mortgage revenue bonds as of dates shown:

	June 30, 2012
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Ashley Square (1)	$5,284,000	$206,902	$—	$5,490,902
Autumn Pines (2)	12,301,431	779,055	—	13,080,486
Bella Vista (1)	6,600,000	—	(792)	6,599,208
Bridle Ridge (1)	7,790,000	—	—	7,790,000
Brookstone (1)	7,446,192	1,390,962	—	8,837,154
Cross Creek (1)	5,983,564	1,953,181	—	7,936,745
Lost Creek (1)	15,927,201	3,271,131	—	19,198,332
Runnymede (1)	10,645,000	456,883	—	11,101,883
Southpark (1)	11,965,225	2,293,635	—	14,258,860
Woodlynn Village (1)	4,476,000	—	(61,948)	4,414,052
Tax-exempt mortgage revenue bonds held in trust	$88,418,613	$10,351,749	$(62,740)	$98,707,622

	June 30, 2012
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Arbors at Hickory Ridge	$10,164,815	462,285	—	$10,627,100
Iona Lakes	15,630,000	650,833	—	16,280,833
Woodland Park	15,662,000	—	(4,430,936)	11,231,064
Tax-exempt mortgage revenue bonds	$41,456,815	$1,113,118	$(4,430,936)	$38,138,997

(1) Bonds owned by ATAX TEBS I, LLC, Note 9
(2) Bond held by Deutsche Bank in a secured financing transaction, Note 9

	December 31, 2011
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gains	Unrealized Loss	Estimated Fair Value
Ashley Square (1)	$5,308,000	$—	$—	$5,308,000
Autumn Pines (1)	12,280,776	—	(152,094)	12,128,682
Bella Vista (1)	6,650,000	—	(405,184)	6,244,816
Bridle Ridge (1)	7,815,000	—	(469,056)	7,345,944
Brookstone (1)	7,437,947	1,116,538	—	8,554,485
Cross Creek (1)	5,961,478	1,824,167	—	7,785,645
GMF-Madison Tower (2)	3,810,000	51,130	—	3,861,130
GMF-Warren/Tulane (2)	11,815,000	321,722	—	12,136,722
Lost Creek (1)	16,051,048	1,962,587	—	18,013,635
Runnymede (1)	10,685,000	—	(434,452)	10,250,548
Southpark (1)	11,925,483	1,431,637	—	13,357,120
Woodlynn Village (1)	4,492,000	—	(325,940)	4,166,060
Tax-exempt mortgage revenue bonds held in trust	$104,231,732	$6,707,781	$(1,786,726)	$109,152,787

	December 31, 2011
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Iona Lakes	$15,720,000	$160,658	$—	$15,880,658
Woodland Park	15,662,000	—	(5,000,093)	10,661,907
Tax-exempt mortgage revenue bonds	$31,382,000	$160,658	$(5,000,093)	$26,542,565

(1) Bonds owned by ATAX TEBS I, LLC, Note 9
(2) Bond held by Deutsche Bank in a secured financing transaction, Note 9

In June 2012, the Partnership acquired a $10.0 million par value tax-exempt mortgage revenue bond secured by Arbors at Hickory Ridge Apartments, a 348 unit multifamily apartment complex located in Memphis, Tennessee, which represented 100% of the bond issuance for approximately $10.2 million. The tax-exempt bond carries an annual interest rate of 7.98% and matures on April 1, 2026. The bonds do not provide for contingent interest.

In May 2012, the outstanding GMF-Madison Tower Apartments and GMF-Warren/Tulane Apartments tax-exempt mortgage revenue bonds held by the Company were sold for an amount greater than the outstanding principal and base interest. The Company received approximately $4.1 million for the GMF-Madison Tower Apartments tax-exempt mortgage revenue bond and approximately $12.7 million from the GMF-Warren/Tulane Apartments tax-exempt mortgage revenue bond resulting in an approximate $668,000 realized gain.

Valuation - As all of the Company’s investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  Due to the limited market for the tax-exempt mortgage revenue bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the bonds.  There is no active trading market for the bonds and price quotes for the bonds are not generally available.  As of June 30, 2012, all of the Company’s tax-exempt mortgage revenue bonds were valued using discounted cash flow and yield to maturity analyses performed by management.  Management’s valuation encompasses judgment in its application.  The key assumption in management’s yield to maturity analysis is the range of effective yields on the individual bonds.  The effective yield analysis for each bond considers the current market yield on similar bonds as well as the debt service coverage ratio of each underlying property serving as collateral for the bond. At June 30, 2012, the range of effective yields on the individual bonds was 5.7% to 8.6%.  At December 31, 2011, the range of effective yields on the individual bonds was 6.3% to 9.0%. Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these bonds.  Assuming a 10% adverse change in the key assumption, the effective yields on the individual bonds would increase to a range of 6.3% to 9.4% and would result in additional unrealized losses on the bond portfolio of approximately $10.2 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  Pricing services, broker quotes and management’s analyses provide indicative pricing only.

Unrealized gains or losses on these tax-exempt mortgage revenue bonds are recorded in accumulated other comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. As of June 30, 2012, the following bond investments have been in an unrealized loss position for greater than twelve months; Bella Vista, Woodlynn Village, and Woodland Park.  The Company has reviewed each of these mortgage revenue bonds in an unrealized loss position for impairment. The Company's ability to recover the tax-exempt mortgage revenue bond's entire amortized cost basis is dependent upon the issuer being able to meet debt service requirements. Both the Bella Vista and Woodlynn Village properties which issued the bonds are current in their debt service and have debt service coverage ratios greater than 1.0 as of June 30, 2012. Based upon this evaluation, the current unrealized losses on these two bonds are considered to be temporary.  Valuations of the bonds in an unrealized loss position have improved during the first half of 2012. If the credit and capital markets would deteriorate, the Company experiences deterioration in the values of its investment portfolio, or if the Company’s intent and ability to hold certain bonds changes, the Company may incur impairments to its investment portfolio which could negatively impact the Company’s financial condition, cash flows, and reported earnings.

The Partnership previously identified the Woodland Park tax-exempt mortgage revenue bond for which certain actions may be necessary to protect the Partnership’s position as a secured bondholder and lender. The Company evaluated the Woodland Park bond holding for an other-than-temporary decline in value as of December 31, 2011 (see Form 10-K, Footnote 5 for discussion of our impairment testing method which remains the same).  Based on this evaluation, the Company has concluded that no other-than-temporary impairment of the Woodland Park bond existed at December 31, 2011. However, the evaluation determined that the interest receivable accrued on the Woodland Park bond was impaired and an approximate $953,000 allowance for loss on receivables was recorded during fiscal year 2011. The Partnership has recorded an additional allowance for loss on receivables of approximately $476,000 against the interest receivable in the first half of 2012, which represents the accrued interest income on the bond for the first half of 2012. The Partnership continues to monitor these investments for changes in circumstances that might warrant an impairment charge.  As of December 31, 2011, the property had 215 units leased out of total available units of 236, or 91% physical occupancy. As of June 30, 2012, occupancy had decreased to 203 units leased, or 86% physical occupancy and we believe this is a temporary decline. As of July 31, 2012, the occupancy has increased to 212 units, or 90% physical occupancy and we project physical occupancy will be at or higher than 90% through December 31, 2012 which will increase the property's net operating income to be in line with what had been projected for the second half of 2012 in the most recent evaluation for other than temporary impairment. Based on this evaluation, the current unrealized loss on this bond is considered to be temporary.

5. Subsequent Event

On July 19, 2012, the Company purchased 100% of the residual participation receipts (“LIFERs”) in tender option bond trusts (the “TOB Trusts”) which acquired approximately $65.3 million of Public Housing Capital Fund Certificates (“PHC Certificates”) issued by three trusts sponsored by DB (the “PHC Trusts”). The assets held by the PHC Trusts consist of custodial receipts evidencing loans made to a number of local public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by the United States Department of Housing and Urban Development (“HUD”) under HUD's Capital Fund Program established under Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”). The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities' respective obligations to pay principal and interest on their loans. Interest payable on the public housing authority debt held by the PHC Trusts is exempt from federal income taxes. The PHC Certificates issued by each of the PHC Trusts have been rated investment grade by Standard & Poor's.
The following table sets forth certain information relating to the PHC Certificates held in the TOB Trusts:

	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate over Life	Principal Outstanding June 30, 2012
Public Housing Capital Fund Trust I	12.75	AA-	5.330%	$26,406,558
Public Housing Capital Fund Trust II	12.3	AA-	4.240%	17,959,713
Public Housing Capital Fund Trust III	13.3	BBB	5.410%	20,898,432
Total Public Housing Capital Fund				$65,264,703

The Company purchased the LIFERS issued by the TOB Trusts for approximately $16 million and pledged the LIFERS to the trustee to secure certain reimbursement obligations of the Company as the holder of LIFERS. The TOB Trusts also issued senior floating-rate participation interest (“SPEARS”) of approximately $49 million to unaffiliated investors. The SPEARS represent senior interests in the TOB Trusts and have been credit enhanced by DB. The LIFERS entitle to Company to all principal and interest payments received by the TOB Trusts on the $65.3 million of PHC Certificates held by it after payments due to the holders of the SPEARS and trust costs. The SPEARS bear interest at a variable rate based on SIFMA.

The Company is still assessing the appropriate accounting treatment for the LIFERs ownership and the manner in which they will be reflected on its consolidated balance sheet for the period ending September 30, 2012.

The Company executed an investment placement agreement with AFCA 2 in connection with this transaction. AFCA 2 received a fee of $652,640 from the Company in connection with this agreement which was paid in July 2012. This fee is consistent with the mortgage placement fees that AFCA 2 has earned previously in connection with the acquisition of tax-exempt mortgage revenue bonds by the Company.

6.  Real Estate Assets

MF Properties

To facilitate its investment strategy of acquiring additional tax-exempt mortgage revenue bonds secured by MF Properties, the Company has acquired through its various subsidiaries 99% limited partner positions in five limited partnerships and 100% member positions in four limited liability companies that own the MF Properties.  One of the five limited partnerships are reported as a discontinued operation in all periods presented. The financial statements of these properties are consolidated with those of the Company.  The general partners of these partnerships are unaffiliated parties and their 1% ownership interest in these limited partnerships is reflected in the Company’s consolidated financial statements as noncontrolling interests.  The Company expects each of these MF Properties to eventually be sold either to a not-for-profit entity or in connection with a syndication of LIHTCs. The Company expects to purchase tax-exempt mortgage revenue bonds issued by the new property owners as part of the restructuring.

Recent Transactions

During the first quarter of 2012, a brokerage contract was executed to list the Churchland property for sale. This listing results in the property being reported as a discontinued operation for all periods reported. The net fixed assets of the Churchland property were approximately $6.5 million of the total $6.7 million discontinued operation total assets reported at June 30, 2012, and $6.8 million total discontinued operation assets reported at December 31, 2011 (Note 8).

The Partnership purchased land adjacent to DeCordova property for approximately $153,000 in 2011, and began constructing 34 additional units in 2012. The construction is expected to be completed in the fall of 2012, at which time the units will be leased as market rate units.

In February 2012, the Company secured a $2.0 million construction loan for the expansion of the DeCordova property. The construction loan is with an unrelated third party and carries a fixed annual interest rate of 5.0%, maturing on February 1, 2017. On June 30, 2012 the balance of this loan was approximately $1.4 million.

Residences at DeCordova. This property is a senior (55+) affordable housing project located in Granbury, Texas in the Dallas-Fort Worth area.  As of June 30, 2012 and December 31, 2011, the property had 76 units leased, or 100% physical occupancy. At this time, the Partnership expects to operate the property as a market rate rental property for the next six months when it will evaluate its options in order to recoup its investment.

Residences at Weatherford. This property is a senior (55+) affordable housing project located in Weatherford, Texas in the Dallas-Fort Worth area. The property had been completed and has begun to lease up. As of June 30, 2012, the property had 19 units leased, or 25% occupancy as construction was recently completed. The Partnership is operating the property as a market rate property and will continue to evaluate its options in order to recoup its investment.

On June 30, 2012, the Company had a $6.5 million construction loan secured by the DeCordova and Weatherford properties. This construction loan was used to fund the completion of Weatherford. The construction loan is with an unrelated third party and carries a fixed annual interest rate of 5.9%, maturing on July 28, 2015. This agreement requires $500,000 to be held by the Company as restricted cash.

Acquisition

In the third quarter of 2010, the Company purchased a minority interest equal to 8.7% ownership in 810 Schutte Road LLC ("Eagle Village"), a 511 bed student housing facility located in Evansville, Indiana. The minority interest investment totaled approximately $1.1 million and was presented in other assets. In June 2011, the Partnership acquired the remaining ownership interest in Eagle Village with approximately $3.1 million of cash on hand plus a conventional mortgage of approximately $8.9 million. The mortgage loan carries a variable interest rate of one-month LIBOR plus 2.75% but will not be less than 3.5%. On June 30, 2012, this rate was 3.5%. This mortgage matures on June 1, 2013. Eagle Village returned $125,000 to the Company as a preferred return on their investment. The transaction is eliminated upon consolidation. Eagle Village is wholly owned by a subsidiary of the Partnership and was reported as an MF Property. The Partnership plans to operate the property as a student housing facility. Once stabilized as a student housing property, the Company will seek to restructure the ownership and capital structure through the sale of the property to a student housing not-for-profit entity. The Company anticipates it will purchase tax-exempt mortgage revenue bonds issued as part of the restructuring.

This acquisition is disclosed pursuant to the accounting guidance on business combinations. A condensed balance sheet at the date of acquisition is included below.

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

In March 2011, the Partnership also purchased The Arboretum on Farnam Drive ("Arboretum"), 145 unit independent senior living facility located in Omaha, Nebraska for approximately $20 million. That purchase price allocation did not change from what was disclosed in our December 31, 2011 Form 10-K. The table below shows the pro forma condensed consolidated results of operations of the Company as if the Eagle Village and Arboretum had been acquired at the beginning of the periods presented:

	For the Three Months Ended June 30, 2011	For Six Months Ended June 30, 2011	For the Year Ended December 31, 2011

Revenues	$7,210,969	$14,397,558	$28,841,546
Net (loss) income	(272,199)	1,037,256	(2,162,401)
Net income allocated to unitholders	87,954	1,662,845	(1,025,221)
Unitholders' interest in net income (loss) per unit (basic and diluted)	$—	$0.06	$(0.03)

The Company had the following investments in MF Properties as of June 30, 2012 and December 31, 2011:

MF Properties
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at June 30, 2012
Arboretum	Omaha, NE	145	$1,720,740	$18,862,136	$20,582,876
Eagle Ridge	Erlanger, KY	64	290,763	2,495,328	2,786,091
Eagle Village	Evansville, IN	511	564,726	12,252,901	12,817,627
Meadowview	Highland Heights, KY	118	688,539	5,146,179	5,834,718
Glynn Place	Brunswick, GA	128	743,996	4,692,950	5,436,946
Greens of Pine Glen	Durham, NC	168	604,497	6,429,959	7,034,456
Residences of DeCordova	Granbury, TX	76	680,852	6,612,356	7,293,208
Residences of Weatherford	Weatherford, TX	76	533,000	7,056,428	7,589,428
					69,375,350
Less accumulated depreciation (depreciation expense of approximately $1.4 million in 2012)					(5,937,495)
Balance at June 30, 2012					$63,437,855
MF Properties Subject to Sales Agreement
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at June 30, 2012
Crescent Village	Cincinnati, OH	90	$353,117	$6,247,180	$6,600,297
Willow Bend	Hilliard, OH	92	580,130	5,024,612	5,604,742
Postwoods	Reynoldsburg, OH	180	1,148,504	10,424,692	11,573,196
					23,778,235
Less accumulated depreciation (depreciation expense of approximately $478,000 in 2012)					(3,436,174)
Balance at June 30, 2012					$20,342,061

MF Properties
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2011
Arboretum	Omaha, NE	145	$1,720,740	$18,730,388	$20,451,128
Eagle Ridge	Erlanger, KY	64	290,763	2,485,433	2,776,196
Eagle Village	Evansville, IN	511	564,726	12,230,322	12,795,048
Meadowview	Highland Heights, KY	118	688,539	5,082,090	5,770,629
Glynn Place	Brunswick, GA	128	743,996	4,677,793	5,421,789
Greens of Pine Glen	Durham, NC	168	1,744,761	5,256,692	7,001,453
Residences of DeCordova	Granbury, TX	76	679,495	4,960,461	5,639,956
Residences of Weatherford	Weatherford, TX	76	533,000	5,105,278	5,638,278
					65,494,477
Less accumulated depreciation (depreciation expense of approximately $2.3 million in 2011)					(4,527,400)
Balance at December 31, 2011					$60,967,077
MF Properties Subject to Sales Agreement
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2011
Crescent Village	Cincinnati, OH	90	$353,117	$6,238,827	$6,591,944
Willow Bend	Hilliard, OH	92	580,130	5,008,793	5,588,923
Postwoods	Reynoldsburg, OH	180	1,148,504	10,401,752	11,550,256
					23,731,123
Less accumulated depreciation (depreciation expense of approximately $829,000 in 2011)					(2,958,263)
Balance at December 31, 2011					$20,772,860

In June 2010, the Company completed a sales transaction whereby four of the Ohio MF Properties were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity. As the buyer has no equity capital in this transaction and the property operations are the current support for the debt service, the Company, in substance, remains the owner for accounting purposes. As such, the Company will continue to consolidate the Ohio Properties as if the sale was not completed. The properties will continue to be presented as MF Properties and no gain will be recognized until such time as the transaction meets the criteria for derecognition of the properties and gain recognition can be accounted for as a sale (Note 2).

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

The Company consolidated the following properties owned by Consolidated VIEs in continuing operations as of June 30, 2012 and December 31, 2011:

Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at June 30, 2012
Bent Tree Apartments	Columbia, SC	232	$986,000	$11,811,474	$12,797,474
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,648,045	9,498,445
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	11,310,982	12,707,782
					35,003,701
Less accumulated depreciation (depreciation expense of approximately $697,000 in 2012)					(13,028,974)
					$21,974,727
Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2011
Bent Tree Apartments	Columbia, SC	232	$986,000	$11,758,519	$12,744,519
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,615,014	9,465,414
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	11,251,304	12,648,104
					34,858,037
Less accumulated depreciation (depreciation expense of approximately $1.7 million in 2011)					(12,332,334)
Balance at December 31, 2011					$22,525,703

7. Other Assets

The Company had the following Other assets as of dates shown:

	June 30, 2012	December 31, 2011
Property loans receivable	$20,437,663	$19,808,803
Less: Loan loss reserves	(18,026,166)	(16,782,918)
Deferred financing costs - net	3,641,562	3,894,071
Fair value of derivative contracts	542,773	1,323,270
Taxable bonds at fair market value	711,756	774,946
Other assets	1,244,997	1,193,216
Total Other assets	$8,552,585	$10,211,388

In addition to the tax-exempt mortgage revenue bonds held by the Company, taxable property loans have been made to the owners of the properties which secure the bonds and are reported as Property loans receivable in Other assets, net of loan loss reserves.  The Company periodically, or as changes in circumstances or operations dictate, evaluates such taxable loans for impairment.  The value of the underlying property assets is ultimately the most relevant measure of value to support the taxable loan values.  The Company utilizes a discounted cash flow model in estimating a property fair value.  Discounted cash flow models containing varying assumptions are considered.   The various models may assume multiple revenue and expense scenarios, various capitalization rates and multiple discount rates.  Other information, such as independent appraisals, may be considered in estimating a property fair value.  If the estimated fair value of the property after deducting the amortized cost basis of any senior tax-exempt mortgage revenue bond exceeds the principal balance of the property loan then no potential loss is indicated and no allowance for property loans is needed. In estimating the property valuation, the most significant assumptions utilized in the discounted cash flow model remained the same as discussed in the Form 10-K and include revenue and expense projections and capitalization rates.

During the first half of 2012, the Partnership advanced additional funds to Ashley Square, Cross Creek, and Iona Lakes of approximately $25,000, $150,000 and $185,000, respectively. In addition, Cross Creek paid approximately $330,000 which was applied against the loan receivable. During the first half of 2012, the Partnership recorded loan loss reserves equal to the accrued interest on the Ashley Square, Cross Creek, Iona Lakes and Woodland Park property loans.

In conjunction with the purchase of the Arbors of Hickory Ridge tax-exempt mortgage revenue bond, an affiliate of the Global Ministries Foundation, an unrelated not-for-profit entity, acquired the multi-family property securing the bond. At closing, the Company also secured a $600,000 promissory note receivable as a fee for identifying this property acquisition and performing the related due diligence. This promissory loan is payable by the property at either the date the $10 million tax-exempt mortgage revenue bond is restructured, upon the full repayment of the tax-exempt mortgage revenue bond, or June 14, 2022. As it is not reasonably assured when the tax-exempt mortgage revenue bond or related interest will be restructured or repaid in full, an allowance has been recorded against the loan receivable and accrued interest. Interest on the loan accrues at 12% but is not due until maturity.

The following is a summary of the taxable loans, accrued interest and allowance on the amounts due at June 30, 2012 and December 31, 2011, respectively:

	June 30, 2012
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Net Taxable Loans
Ashley Square	$4,811,342	$1,492,025	$(5,088,367)	$1,215,000
Cross Creek	6,588,087	1,458,388	(4,662,860)	3,383,615
Iona Lakes	7,524,118	2,523,154	(6,524,776)	3,522,496
Arbors at Hickory Ridge	600,000	3,200	(603,200)	—
Woodland Park	914,116	232,847	(1,146,963)	—
	$20,437,663	$5,709,614	$(18,026,166)	$8,121,111

	December 31, 2011
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Net Taxable Loans
Ashley Square	$4,786,342	$1,331,186	$(4,927,528)	$1,190,000
Cross Creek	6,769,227	1,360,270	(4,564,742)	3,564,755
Iona Lakes	7,339,118	2,207,301	(6,208,923)	3,337,496
Woodland Park	914,116	167,609	(1,081,725)	—
	$19,808,803	$5,066,366	$(16,782,918)	$8,092,251

The following is a detail of loan loss reserves for the six months and year ended June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Balance, beginning of year	$16,782,918	$9,899,719
Provision for loan loss	—	4,242,571
Acquisition of Arbors of Hickory Ridge bond	600,000	—
Deconsolidation of VIEs	—	1,861,051
Accrued interest not recognized	643,248	779,577
Balance, end of year	$18,026,166	$16,782,918

Accrued interest not recognized represents interest accrued that the Partnership has determined they are not reasonably assured of collecting. During first half of 2012 and the year ended 2011, the Partnership recorded an allowance for accrued interest not recognized on Ashley Square, Cross Creek, Iona Lakes, and Woodland Park taxable loans.

8.  Discontinued Operations

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

The following represents the components of the assets and liabilities of discontinued operations:

	June 30, 2012	December 31, 2011
Cash and cash equivalents	$18,281	$11,840
Restricted cash	69,442	52,615
Land	1,171,146	1,171,146
Buildings and improvements	6,400,557	6,389,200
Real estate assets before accumulated depreciation	7,571,703	7,560,346
Accumulated depreciation	(1,074,977)	(1,022,197)
Net real estate assets	6,496,726	6,538,149
Other assets	114,422	162,258
Total assets from discontinued operations	6,698,871	6,764,862
Accounts payable and accrued expenses	53,172	67,634
Mortgage payable	6,078,753	6,151,429
Total liabilities from discontinued operations	6,131,925	6,219,063
Net equity of discontinued operations	$566,946	$545,799

The December 31, 2011, balances for Other assets and Assets of discontinued operations have been corrected from the amounts reported in our March 31, 2012, Form 10-Q balance sheet to reflect the elimination of an intercompany balance between ATAX and the Churchland property in the Assets from discontinued operations line instead of Other assets.  The correction resulted in an increase in Other assets and a decrease in Assets from discontinued operations of $529,000 as of December 31, 2011.  This correction had no effect on total assets, net income, or cash flows for the year ended December 31, 2011.

The following presents the revenues, expenses and income from discontinued operations:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2012	2011	2012	2011
Rental revenues	$279,043	$272,526	$558,147	$537,546
Expenses	188,930	272,147	422,000	523,163
Income from discontinued operations	$90,113	$379	$136,147	$14,383

9.  Debt Financing

The Company currently has outstanding debt financing of $104.3 million under separate credit facilities.

Tender Option Bond Financings

In July 2011, the Company closed a $10.0 million financing utilizing a Tender Option Bond ("TOB") structure with the Deutsche Bank ("DB"). The first TOB was structured as a securitization of the Company's $13.4 million Autumn Pines Apartments tax-exempt mortgage revenue bond. In December 2011, the Company closed a second TOB financing structure in the amount of $7.8 million with DB. The second TOB was structured as a securitization of the Company's $15.6 million GMF-Warren/Tulane Apartments and GMF-Madison Apartments tax-exempt mortgage revenue and taxable mortgage revenue bonds.  In May 2012, the Company retired the second TOB financing structure when the GMF-Warren/Tulane and GMF-Madison Tower tax-exemept mortgage revenue bonds were sold. At June 30, 2012, the Company owed $9.9 million on a single TOB facility and at December 31, 2011, the Company owed $17.7 million on both TOB facilities.

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

The TOB trust essentially provides the Company with a secured variable rate debt facility at an interest rate that reflects the prevailing short-term tax-exempt rates paid by the TOB trust on the SPEARS. Payments made to the holders of the SPEARS and the amount of trust fees essentially represent the Company's effective cost of borrowing on the net proceeds it received from the sale of the SPEARS and are expected to vary over time. The total fixed trust fees are 1.77% per annum, and as of June 30, 2012 the rate paid on the TOB on the SPEARS was .27% per annum, resulting in a total cost of borrowing of 2.04%. The Company is accounting for this transaction as a secured financing arrangement.

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

Effective September 1, 2010, the Partnership transferred the following bonds to ATAX TEBS I, LLC, a special purpose entity controlled by the Partnership pursuant to the TEBS Financing. The par value of the bonds included in this financing facility as of June 30, 2012 and December 31, 2011 are as follows:

Description of Tax-Exempt	Outstanding Bond Par Amounts
Mortgage Revenue Bonds	June 30, 2012	December 31, 2011	Financial Statement Presentation
Ashley Square	$5,284,000	$5,308,000	Tax-exempt mortgage revenue bond
Bella Vista	6,600,000	6,650,000	Tax-exempt mortgage revenue bond
Bent Tree	7,650,000	7,686,000	Consolidated VIE
Bridle Ridge	7,790,000	7,815,000	Tax-exempt mortgage revenue bond
Brookstone	9,454,309	9,490,809	Tax-exempt mortgage revenue bond
Cross Creek	8,602,059	8,634,693	Tax-exempt mortgage revenue bond
Fairmont Oaks	7,481,000	7,520,000	Consolidated VIE
Lake Forest	9,153,000	9,201,000	Consolidated VIE
Runnymede	10,645,000	10,685,000	Tax-exempt mortgage revenue bond
Southpark	14,000,000	14,000,000	Tax-exempt mortgage revenue bond
Woodlynn Village	4,476,000	4,492,000	Tax-exempt mortgage revenue bond
Ohio Series A Bond (1)	14,624,000	14,666,000	Consolidated MF Property
Villages at Lost Creek	18,315,000	18,500,000	Tax-exempt mortgage revenue bond
Total	$124,074,368	$124,648,502
(1) Collateralized by Crescent Village, Postwoods and Willow Bend (Note 2)
The securitization of these assets occurred through two classes of certificates. The Class A TEBS Certificates were issued in an initial principal amount of $95.8 million and were sold through a placement agent to unaffiliated investors. The Class B TEBS Certificates were issued in an initial principal amount of $20.3 million and were retained by the Sponsor. The holders of the Class A TEBS Certificates are entitled to receive regular payments of interest from Freddie Mac at a variable rate which resets periodically based on the weekly Securities Industry and Financial Markets Association (“SIFMA”) floating index rate plus certain credit, facility, remarketing and servicing fees (the “Facility Fees”). The total Facility Fees are 1.9%, and as of June 30, 2012, the SIFMA rate was equal to 0.23% resulting in a total cost of borrowing of 2.13% on the outstanding balance on the TEBS Financing facility of $94.4 million. The TEBS Financing and the associated TEBS Trust are presented as secured financings within the consolidated financial statements.
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
The Company's outstanding TOB facility at June 30, 2012 mature in December 2012. The Company is looking at extending or refinancing the facilities and expects to execute on one of those alternatives before the facilities come due. The Company’s Debt financing as of June 30, 2012, contractually matures over the next five years and thereafter as follows:

2012	$10,340,000
2013	1,009,000
2014	1,083,000
2015	1,139,000
2016	1,192,000
Thereafter	89,565,000
Total	$104,328,000

10.  Mortgages Payable

The Company reports the mortgage loans secured by certain MF Properties on its consolidated financial statements as Mortgages payable.  As of June 30, 2012, outstanding mortgage loans totaled approximately $43.2 million.   As of December 31, 2011, outstanding mortgage loans totaled approximately $40.1 million.

The Company’s mortgages payable as of June 30, 2012, contractually mature over the next five years and thereafter as follows:

2012	$27,816
2013	30,677,836
2014	4,628,000
2015	6,500,010
2016	—
Thereafter	1,398,328
Total	$43,231,990

11.  Transactions with Related Parties

The general partner of the Partnership, AFCA 2, is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its tax-exempt mortgage revenue bonds, taxable loans collateralized by real property, and other tax-exempt investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. For the three and six months ended June 30, 2012, the Partnership paid administrative fees to AFCA 2 of approximately $193,700 and $387,700, respectively.  For the three and six months ended June 30, 2011, the Partnership paid administrative fees to AFCA 2 of approximately $185,600 and $386,600, respectively. In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the tax-exempt mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these tax-exempt mortgage revenue bonds and totaled approximately $33,600 and $66,600 for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2011, these fees totaled approximately $39,500 and $85,000, respectively.

The Company executed an investment placement agreement with AFCA 2 in connection with the Company's acquisition of the Public Housing Capital Funds investment. AFCA 2 received a fee of $652,640 from the Company in connection with this agreement which was paid in July 2012. The Company executed a separate investment placement agreement with AFCA 2 in connection with the Company's acquisition of the Arbors at Hickory Ridge tax-exempt mortgage revenue bond. In connection with that agreement, AFCA 2 received an origination fee of $100,000 which has been recorded into the cost basis of the tax-exempt mortgage revenue bond which is adjusted to estimated fair market value on the consolidated June 30, 2012 balance sheet and is being amortized against interest income on an effective yield basis. Both of these fees are consistent with the mortgage placement fees that AFCA 2 has earned previously in connection with the acquisition of tax-exempt mortgage revenue bonds by the Company. During the three and six months ended June 30, 2011, AFCA 2 earned mortgage placement fees of approximately $363,000 and $407,000 respectively.

An affiliate of AFCA 2, America First Properties Management Company, LLC (“Properties Management”), provides property management services for Arboretum, Ashley Square Apartments, Iona Lakes Apartments, Bent Tree Apartments, Lake Forest Apartments, Fairmont Oaks Apartments, Cross Creek, Woodland Park, Residences at DeCordova, Residences at Weatherford, Eagle Ridge, Eagle Village, Crescent Village, Meadowview, Willow Bend, Postwoods, Churchland, Glynn Place and Greens of Pine Glen, earning management fees of approximately $300,000 and $591,000 for the three and six months ended June 30, 2012. Properties Management provided property management services for Arboretum, Ashley Square Apartments, Iona Lakes Apartments, Bent Tree Apartments, Lake Forest Apartments, Fairmont Oaks Apartments, Cross Creek, Clarkson College, Woodland Park, Residences at DeCordova, Eagle Ridge, Eagle Village, Crescent Village, Meadowview, Willow Bend, Postwoods, Churchland, Glynn Place and Greens of Pine Glen, earning management fees of approximately $290,000 and $545,000 for the three and six months ended June 30, 2011, respectively.  These property management fees are not Partnership expenses, but are paid in each case by the owner of the multifamily apartment property.  However, for properties owned by entities treated as Consolidated VIEs and for MF Properties, the property management fees are reflected as real estate operating expenses on the Company’s consolidated financial statements.  The property management fees are paid out of the revenues generated by all properties financed by tax-exempt mortgage revenue bonds and taxable mortgages prior to the payment of debt service on the Partnership’s tax-exempt revenue bonds and taxable loans. At June 30, 2012, the Company had a receivable of $200,000 from America First Properties Management Company, LLC recorded as an Other asset.

Two of the owners of the limited-purpose corporations which own three of the Consolidated VIEs held by the Company are employees of Burlington who are not involved in the operation or management of the Company and who are not executive officers or managers of Burlington.

12. Issuances of Additional Beneficial Unit Certificates

In May 2012, the Partnership issued an additional 12,650,000 BUCs through an underwritten public offering at a public offering price of $5.06 per BUC pursuant to an existing Registration Statement on Form S-3. Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $60 million after payment of an underwriter's discount and other offering costs of approximately $4.0 million.

13.  Interest Rate Derivative Agreements

As of June 30, 2012, the Company has three derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing. The terms of the derivative agreements are as follows:

Date Purchased	Notional Amount	Effective Capped Rate	Maturity Date	Purchase Price	Counterparty

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$921,000	Bank of New York Mellon

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$845,600	Barclays Bank PLC

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$928,000	Royal Bank of Canada

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $451,000 and $780,000 for the three and six months ended June 30, 2012, respectively. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $656,000 and $889,000 for the three and six months ended June 30, 2011, respectively.

14.  Segment Reporting

The Company consists of three reportable segments, Tax-Exempt Bond Investments, MF Properties, and Consolidated VIEs. In addition to the three reportable segments, the Company also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

Tax-Exempt Bond Investments Segment

The Tax-Exempt Bond Investments segment consists of the Company’s portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  Such tax-exempt bonds are held as long-term investments.  As of June 30, 2012, the Company held sixteen tax-exempt mortgage revenue bonds not associated with Consolidated VIEs and three tax-exempt mortgage revenue bonds associated with Consolidated VIEs which are bonds that are eliminated in consolidation on the Company's financial statements. Additionally, two of the sixteen tax-exempt mortgage revenue bonds are secured by the three Ohio Properties subject to a sales agreement (Note 2). These bonds are eliminated in consolidation and presented as MF Properties within the Company's financial statements. The multifamily apartment properties financed by the 19 tax-exempt mortgage revenue bonds contain a total of 3,712 rental units.

MF Properties Segment

The MF Properties segment consists of indirect equity interests in twelve multifamily apartment properties which are not currently financed by tax-exempt mortgage revenue bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring.  In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties.   Other than the Churchland property, the Partnership's interests in its current MF Properties are not currently classified as assets held for sale because the Partnership is not actively marketing them for sale, there is no definitive purchase agreement in existence that, under current guidance, can be recognized as a sale of real estate assets and, therefore, no sale is expected in the next twelve months.  The Ohio Properties are subject to a sales agreement and will continue to be reported as MF Properties until they meet the criteria for recognition of their sale as discussed in Note 2. During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.  Any such cash distribution will contribute to the Partnership’s Cash Available for Distribution (“CAD”). As of June 30, 2012, the Company held an interest in nine MF Properties containing a total of 1,410 rental units (including the Chuchland property reported as an asset held for sale) and three MF Properties subject to a sales agreement containing a total of 362 rental units.

The Consolidated VIE Segment

The Consolidated VIE segment consists of multifamily apartment properties which are financed with tax-exempt mortgage revenue bonds held by the Partnership, the assets, liabilities and operating results of which are consolidated with those of the Partnership as a result of consolidation guidance.  The tax-exempt mortgage revenue bonds on these Consolidated VIE properties are eliminated from the Company’s financial statements as a result of such consolidation, however, such bonds are held as long-term investments by the Partnership which continues to be entitled to receive principal and interest payments on such bonds.  The Company does not actually own an equity position in the Consolidated VIEs or their underlying properties.  As of June 30, 2012, June 30, 2011, and December 31, 2011, the Company consolidated three VIEs containing a total of 650 rental units.

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

The following table details certain key financial information for the Company’s reportable segments for the three and six months ended June 30, 2012 and June 30, 2011 and as of December 31, 2011:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Total revenues
Tax-Exempt Bond Investments	$3,380,596	$3,124,811	$6,173,018	$6,175,858
MF Properties	2,946,188	2,370,540	5,990,208	4,049,855
Consolidated VIEs	1,199,745	2,377,204	2,394,654	7,680,280
Consolidation/eliminations	(380,702)	(1,284,666)	(762,375)	(5,280,277)
Total revenues	$7,145,827	$6,587,889	$13,795,505	$12,625,716

Interest expense
Tax-Exempt Bond Investments	$1,057,792	$1,349,496	$1,965,313	$2,097,826
MF Properties	488,896	281,031	899,910	306,435
Consolidated VIEs	803,693	1,130,108	1,602,835	2,454,406
Consolidation/eliminations	$(803,693)	$(1,130,108)	(1,602,835)	(2,454,406)
Total interest expense	1,546,688	1,630,527	2,865,223	2,404,261

Depreciation expense
Tax-Exempt Bond Investments	$—	$—	$—	$—
MF Properties	990,069	682,268	1,888,005	1,134,108
Consolidated VIEs	$349,169	$464,424	696,641	997,899
Consolidation/eliminations	—	—	—	—
Total depreciation expense	1,339,238	1,146,692	2,584,646	2,132,007

Income (loss) from continuing operations
Tax-Exempt Bond Investments	$896,430	$282,449	$1,749,431	$1,796,292
MF Properties	(299,268)	13,282	(188,860)	136,799
Consolidated VIEs	(692,904)	(267,577)	(1,361,164)	2,110,351
Consolidation/eliminations	433,895	(149,345)	862,296	(2,807,402)
Net income (loss) from continuing operations	338,153	(121,191)	1,061,703	1,236,040

Net income (loss)
Tax-Exempt Bond Investments	$896,430	$261,345	$1,749,431	$1,796,292
MF Properties	(331,373)	(87,671)	(314,083)	(153,315)
Consolidated VIEs	(692,904)	(267,577)	(1,361,164)	2,110,351
Consolidation/eliminations	433,895	(149,345)	862,296	(2,807,402)
Net income (loss) - America First Tax Exempt Investors, L. P.	$306,048	$(243,248)	$936,480	$945,926

			June 30, 2012	December 31, 2011
Total assets
Tax-Exempt Bond Investments			$369,314,798	$321,433,014
MF Properties			82,247,442	81,421,531
Consolidated VIEs			23,814,268	24,315,353
Consolidation/eliminations			(122,229,824)	(129,193,353)
Total assets			$353,146,684	$297,976,545

Total partners' capital
Tax-Exempt Bond Investments			$231,866,117	$179,285,257
MF Properties			2,373,086	2,279,639
Consolidated VIEs			(26,233,590)	(24,872,428)
Consolidation/eliminations			(18,520,475)	(25,648,208)
Total partners' capital			$189,485,138	$131,044,260

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

As the holder of residual interests issued in connection with its TEBS and TOB bond financing arrangements, the Partnership is required to guarantee certain losses that can be incurred by the trusts created in connection with these financings. These guarantees may result from a downgrade in the investment rating of tax-exempt mortgage revenue bonds held by the trust or of the senior securities issued by the trust, a ratings downgrade of the liquidity provider for the trust, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities or an inability to obtain liquidity for the trust. In each of these cases, the trust will be collapsed. If the proceeds from the sale of the trust collateral are not sufficient to pay the principal amount of the senior securities with accrued interest and the other expenses of the trusts, the Partnership will be required to fund any such shortfall pursuant to its guarantee.

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

17.   Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2012
Description	Assets/Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$136,846,619	$—	$—	$136,846,619
Interest Rate Derivatives	542,773	—	—	542,773
Total Assets at Fair Value	$137,389,392	$—	$—	$137,389,392

		For Three Months Ended June 30, 2012
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance April 1, 2012		$138,576,178	$993,930	$139,570,108
Total gains (losses) (realized/unrealized)
Included in earnings		—	(451,157)	(451,157)
Included in other comprehensive income		4,047,983	—	4,047,983
Purchases		10,164,815	—	10,164,815
Sale of tax-exempt revenue bonds		(15,625,000)	—	(15,625,000)
Settlements		(317,357)	—	(317,357)
Ending Balance June 30, 2012		$136,846,619	$542,773	$137,389,392
Total amount of losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30, 2012		$—	$(451,157)	$(451,157)

	For Six Months Ended June 30, 2012
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2012	$135,695,352	$1,323,270	$137,018,622
Total gains (losses) (realized/unrealized)
Included in earnings	—	(780,497)	(780,497)
Included in other comprehensive income	6,889,571	—	6,889,571
Purchases	10,164,815	—	10,164,815
Sale of tax-exempt revenue bonds	(15,625,000)	—	(15,625,000)
Settlements	(278,119)	—	(278,119)
Ending Balance June 30, 2012	$136,846,619	$542,773	$137,389,392
Total amount of losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30, 2012	$—	$(780,497)	$(780,497)

		Fair Value Measurements at December 31, 2011
Description	Assets/Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$135,695,352	$—	$—	$135,695,352
Interest Rate Derivatives	1,323,270	—	—	1,323,270
Total Assets at Fair Value	$137,018,622	$—	$—	$137,018,622

		For Three Months Ended June 30, 2011
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance April 1, 2011		$107,927,564	$3,174,237	$111,101,801
VIE deconsolidation		15,810,000	—	15,810,000
Total gains (losses) (realized/unrealized)
Included in earnings		—	(656,000)	(656,000)
Included in other comprehensive income		3,790,432	—	3,790,432
Purchases		15,625,000	—	15,625,000
Bond retirement		(5,795,000)	—	(5,795,000)
Settlements		(52,188)	—	(52,188)
Ending Balance June 30, 2011		$137,305,808	$2,518,237	$139,824,045
Total amount of losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30, 2011		$—	$(656,000)	$(656,000)

	For Six Months Ended June 30, 2011
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2011	$100,566,643	$3,406,791	$103,973,434
VIE deconsolidation	15,083,757	—	15,083,757
Total gains (losses) (realized/unrealized)
Included in earnings	—	(888,554)	(888,554)
Included in other comprehensive income	6,639,472	—	6,639,472
Purchases	20,117,500	—	20,117,500
Bond retirement	(5,047,208)	—	(5,047,208)
Settlements	(54,356)	—	(54,356)
Ending Balance June 30, 2011	$137,305,808	$2,518,237	$139,824,045
Total amount of losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30, 2011	$—	$(888,554)	$(888,554)

Losses included in earnings for the period shown above are included in interest expense.

The Company calculates a fair market value of each financial instrument using a discounted cash flow model based on the debt amortization schedules at the effective rate of interest for each period represented. This estimate of fair value is based on Level 3 inputs. Below represents the fair market value of the debt held on the balance sheet for June 30, 2012 and December 31, 2011, respectively.

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Liabilities:
Debt financing	104,328,000	105,590,417	112,673,000	115,106,332
Mortgages payable	43,231,990	44,142,663	46,243,883	46,932,670

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Management’s Discussion and Analysis, the “Partnership” refers to America First Tax Exempt Investors, L.P. and its Consolidated Subsidiaries which consist of:

•	ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing with Freddie Mac - (see Note 9).

•
Nine multifamily apartments ("MF Properties") owned by various Partnership subsidiaries. Such subsidiaries hold a 99% limited partner interest in five limited partnerships and 100% member positions in four limited liability companies. Three apartment properties which are subject to a sales agreement and are also reported as MF Properties (the “MF Properties”) (see Note 2).

•	One of the five limited partnerships is being held as a discontinued operation in both periods. (see Note 8)

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

Executive Summary

For the three months ended June 30, 2012, the Company generated Net income of approximately $306,000 as compared to a Net loss of approximately $243,000 during the same period of 2011. For the six months ended June 30, 2012 and 2011, the Company generated Net income of approximately $936,000 and $946,000, respectively. The Company realized approximately $668,000 gain on sale of bonds during the first half of 2012 and recorded approximately $234,000 less of loss on interest receivable for the Woodland Park interest accrued for the first half of 2012 as compared to the first half of 2011. These changes were offset by approximately $438,000 increase in interest expense due to larger costs of borrowing and greater outstanding debt and approximately $559,000 increase in depreciation and amortization expense related to the Arboretum property (acquired on March 31, 2011) and the Eagle Village property which was acquired in June 2011. Overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents and non-revenue units such as model units and employee units) of the apartment properties that the Partnership has financed with tax-exempt mortgage revenue bonds was approximately 85% for first half of 2012 and approximately 84% for the first half of 2011.  Overall economic occupancy of the MF Properties was approximately 83% for first half of 2012 compared to approximately 80% during the first half of 2011. The Company generated Cash Available for Distribution (“CAD”) of approximately $2.5 million for the three months ended June 30, 2012 and 2011 and $5.2 million and $5.0 million, respectively, for the six months ended June 30, 2012 and 2011.  See further discussion of CAD in the Liquidity and Capital Resources section in the Management’s Discussion and Analysis.

Recent Investment and Financing Activity

In June 2012, the Partnership acquired a $10.0 million par tax-exempt mortgage revenue bond secured by Arbors at Hickory Ridge Apartments, a 348 unit multifamily apartment complex located in Memphis, Tennessee, which represented 100% of the bond issuance for approximately $10.1 million. The tax-exempt bond carries an annual interest rate of 7.98% and matures on April 1, 2026. The bond does not provide for contingent interest.

In July 2012, the Company purchased 100% of the residual participation receipts (“LIFERs”) in three tender option bond trusts (the “TOB Trusts”) which acquired approximately $65.3 million of Public Housing Capital Fund Certificates (“PHC Certificates”) issued by three trusts sponsored by DB (the “PHC Trusts”). The assets held by the PHC Trusts consist of custodial receipts evidencing loans made to a number of local public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by the United States Department of Housing and Urban Development (“HUD”) under HUD's Capital Fund Program established under Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”). The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities' respective obligations to pay principal and interest on their loans. Interest payable on the public housing authority debt held by the PHC Trusts is exempt from federal income taxes. The PHC Certificates issued by each of the PHC Trusts have been rated investment grade by Standard & Poor's. The Company purchased the LIFERS issued by the TOB Trusts for approximately $16 million and pledged the LIFERS to the trustee to secure certain reimbursement obligations of the Company as the holder of LIFERS. The TOB Trusts also issued senior floating-rate participation interest (“SPEARS”) of approximately $49 million to unaffiliated investors. The LIFERS entitle to Company to all principal and interest payments received by the TOB Trusts on the $65.3 million of PHC Certificates held by it after payments due to the holders of the SPEARS and trust costs.
On March 1, 2012, a brokerage contract was executed to list the Churchland property for sale. As a result, this MF Property met the criteria for discontinued operations presentation and has been classified as such in the consolidated financial statements for all periods presented (see Note 8). The proceeds from the sale of the Churchland property are expected to be greater than the carrying value of its assets.

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

Discussion of the Partnership Bond Holdings and the Related Apartment Properties as of June 30, 2012

The Partnership’s purpose is to acquire and hold as long-term investments a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  At June 30, 2012, the Partnership held 19 tax-exempt mortgage revenue bonds secured by 19 properties of which 13 bonds are owned by ATAX TEBS I, LLC and one is held in trust facilities with Deutsche Bank (see Note 9).  The 19 properties securing the bonds contain a total of 3,712 rental units. Three of the entities that own the apartment properties financed by three of the Partnership’s tax exempt mortgage revenue bonds were deemed to be Consolidated VIEs of the Partnership at June 30, 2012 and, as a result, these bonds are eliminated in consolidation on the Company’s financial statements.  Additionally, two bonds secured by the Ohio Properties subject to a sales agreement will continue to be eliminated in consolidation on the Company’s financial statements until these properties meet the criteria for recognition of their sale as discussed in Note 2.

At June 30, 2011, the Partnership held 21 tax-exempt mortgage revenue bonds secured by 21 properties of which 13 bonds are owned by ATAX TEBS I, LLC.  The 21 properties securing the bonds contain a total of 4,059 rental units. Three of the entities that own the apartment properties financed by three of the Partnership’s tax exempt mortgage revenue bonds were deemed to be Consolidated VIEs of the Partnership at June 30, 2011 and, as a result, these bonds are eliminated in consolidation on the Company’s financial statements.  Additionally, two bonds secured by the Ohio Properties subject to a sales agreement were eliminated in consolidation on the Company’s financial statements.

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

At June 30, 2012 and 2011, the Partnership’s wholly-owned subsidiaries held interests in five entities that own MF Properties containing a total of 602 rental units. In addition, the three Ohio Properties contain 362 rental units which continue to be reported as an MF Property as they are subject to a sales agreement (see Note 2). There are 124 rental units included in the total 602 rental units, are being held as discontinued operations and are not reported on the economic occupancy table. As of June 30, 2012 and 2011, the Partnership's subsidiaries also own 100% of four MF Properties, Arboretum, Residences at DeCordova, Eagle Village and Residences at Weatherford containing a total of 808 rental units.

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

The following table outlines certain information regarding the apartment properties on which the Partnership holds tax-exempt mortgage revenue bonds (separately identifying those owned by entities treated as Consolidated VIEs) and the MF Properties.  The narrative discussion that follows provides a brief operating analysis of each property during the first half of 2012 and 2011.

		Number of Units	Number of Units Occupied	Percentage of Occupied Units as of June 30,		Economic Occupancy (1) for the period ended June 30,

Property Name	Location			2012	2011	2012	2011

Non-Consolidated Properties
Arbors at Hickory Ridge (3)	Memphis, TN	348	320	92%	n/a	91%	n/a
Ashley Square Apartments	Des Moines, IA	144	141	98%	94%	96%	95%
Autumn Pines	Humble, TX	250	236	94%	94%	89%	91%
Bella Vista Apartments	Gainesville, TX	144	138	96%	97%	88%	88%
Bridle Ridge Apartments	Greer, SC	152	145	95%	95%	94%	87%
Brookstone Apartments	Waukegan, IL	168	162	96%	98%	90%	90%
Cross Creek Apartments	Beaufort, SC	144	130	90%	92%	79%	87%
Iona Lakes Apartments	Ft. Myers, FL	350	300	86%	88%	68%	71%
Runnymede Apartments	Austin, TX	252	237	94%	96%	91%	88%
South Park Ranch Apartments	Austin, TX	192	190	99%	98%	95%	93%
Villages at Lost Creek	San Antonio, TX	261	253	97%	95%	88%	88%
Woodland Park	Topeka, KS	236	203	86%	88%	83%	80%
Woodlynn Village	Maplewood, MN	59	58	98%	98%	99%	95%
		2,700	2,513	93%	94%	86%	86%

Consolidated VIEs
Bent Tree Apartments	Columbia, SC	232	212	91%	93%	82%	79%
Fairmont Oaks Apartments	Gainesville, FL	178	155	87%	92%	79%	78%
Lake Forest Apartments	Daytona Beach, FL	240	201	84%	92%	77%	79%
		650	568	87%	92%	79%	79%

MF Properties
Arboretum	Omaha, NE	145	103	71%	72%	71%	69%
Crescent Village (4)	Cincinnati, OH	90	81	90%	86%	93%	79%
Eagle Ridge	Erlanger, KY	64	59	92%	92%	86%	86%
Eagle Village (3)	Evansville, IN	511	230	45%	41%	73%	n/a
Glynn Place	Brunswick, GA	128	104	81%	73%	66%	70%
Greens of Pine Glen	Durham, NC	168	161	96%	94%	89%	87%
Meadowview	Highland Heights, KY	118	111	94%	81%	89%	87%
Postwoods (4)	Reynoldsburg, OH	180	174	97%	94%	97%	86%
Residences at DeCordova	Granbury, TX	76	76	100%	100%	87%	80%
Residences at Weatherford (2)	Weatherford, TX	76	n/a	n/a	n/a	n/a	n/a
Willow Bend (4)	Columbus (Hilliard), OH	92	89	97%	88%	87%	84%
		1,648	1,188	86%	82%	83%	80%

(1)
Economic occupancy is presented for the first half of 2012 and 2011, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented, therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(2)	This property finished construction during the first quarter of 2012; is in the lease-up stage, and occupancy data is not provided until property has reached stabilization.

(3)	Previous period occupancy numbers are not available, as this is a new investment.

(4)
The Partnership holds $18.3 million of tax-exempt mortgage revenue bonds secured by these properties and does not hold an ownership interest in these properties. The Company will continue to report these properties as MF Properties, and eliminate the tax-exempt mortgage revenue bonds in consolidation, until the properties meet the criteria for sale recognition discussed in Note 2.

Non-Consolidated Properties

Arbors of Hickory Ridge – Arbors of Hickory Ridge is located in Memphis, Tennessee and is a 348 unit facility.  The tax-exempt mortgage revenue bond collateralized by this property was acquired on June 14, 2012. The financial performance of this property was as expected for the 16 days the bond was owned in the second quarter of 2012.

Ashley Square – Ashley Square Apartments is located in Des Moines, Iowa.  In the first half of 2012, Net Operating Income (calculated as property revenue less salaries, advertising, administration, utilities, repair and maintenance, insurance, taxes, and management fee expense) was $318,000 as compared to $339,000 in 2011.  This decrease was the result of a slight increase in economic occupancy offset by an increase in salary and advertising expenses.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2012.

Autumn Pines – Autumn Pines is located in Humble, Texas.  In the first half of 2012, Autumn Pines’ operations resulted in Net Operating Income of $626,000 as compared to $568,000 in 2011.  This increase was a result of a decrease in tax consultant fees and administrative expenses offset by a decrease in economic occupancy. Debt service on the Partnership’s bonds on this property was current as of June 30, 2012.

Bella Vista – Bella Vista Apartments is located in Gainesville, Texas.  In the first half of 2012, Bella Vista’s operations resulted in Net Operating Income of $317,000 as compared to $277,000 in 2011.  This increase was a result of an increase in gross potential rent along with a decrease in utility and repair and maintenance expenses.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2012.

Bridle Ridge Apartments – Bridle Ridge Apartments is located in Greer, South Carolina.  In the first half of 2012, Bridle Ridge Apartments’ operations resulted in Net Operating Income of $350,000 as compared to $364,000 in 2011.  This decrease was a result of an increase in administrative expenses offset by an increase in economic occupancy.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2012.

Brookstone – Brookstone Apartments is located in Waukegan, Illinois.   Brookstone’s operations resulted in Net Operating Income of $437,000 in the first half of both 2012 and 2011.  Economic occupancy was consistent in both years. Debt service on the Partnership’s bonds on this property was current as of June 30, 2012.

Cross Creek – Cross Creek Apartments is located in Beaufort, South Carolina. In the first half of 2012, Cross Creek’s operations resulted in Net Operating Income of $243,000 as compared to $211,000 in 2011.  This increase was a result of a decrease in repair and maintenance expenses and real estate taxes. Debt service on the Partnership’s bonds on this property was current as of June 30, 2012.

Iona Lakes – Iona Lakes Apartments is located in Fort Myers, Florida.  In the first half of 2012, Net Operating Income was $547,000 as compared to $604,000 in 2011.  This decrease was the result of a decrease in economic occupancy and an increase in salary and repair and maintenance expenses.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2012.

Runnymede Apartments – Runnymede Apartments is located in Austin, Texas.  In the first half of 2012, Runnymede Apartment’s operations resulted in Net Operating Income of approximately $550,000 as compared to approximately $450,000 in 2011.  This increase was the result of an increase in economic occupancy along with a decrease in leasing and repair and maintenance expenses.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2012.

South Park Ranch Apartments – South Park Ranch Apartments is located in Austin, Texas. In the first half of 2012, Net Operating Income was $605,000 as compared to $597,000 in 2011.  This increase was the direct result of an increase in economic occupancy.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2012.

Villages at Lost Creek – Villages at Lost Creek is located in San Antonio, Texas.  In the first half of 2012, Net Operating Income was $800,000 as compared to $761,000 in 2011. This increase was the result of decreases in utility and property and liability insurance expenses. Debt service on the Partnership’s bond on this property was current as of June 30, 2012.

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

As of June 30, 2012, occupancy had decreased to 203 units, or 86% physical occupancy, with an additional three leases pending.  Based on the level of leasing activity resulting from the change in the mix of affordable and market rate tenants, the Partnership continues to believe that Woodland is capable of reaching stabilization. In the first half of 2012, Net Operating Income was approximately $320,000 on net revenue of approximately $804,000. The Company periodically tests for impairment of all fixed assets, bond investments, and taxable loans made to various properties and other amounts due to the Company. Such evaluation is based on cash flow and discounted cash flow models. The December 31, 2011, evaluation determined that a portion of the interest receivable on the Woodland Park bond was impaired and that an allowance for loss and associated provision for loss of approximately $953,000 was recorded against the accrued bond interest in 2011. The Partnership has recorded an additional reserve of approximately $476,000 against the interest receivable on the Woodland Park bonds in the first half of 2012.

Woodlynn Village – Woodlynn Village is located in Maplewood, Minnesota.  In the first half of 2012, Net Operating Income was $207,000 as compared to $185,000 in 2011.  This increase was the result of an increase in economic occupancy along with a decrease in repair and maintenance expenses.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2012.

Consolidated VIEs

Bent Tree – Bent Tree Apartments is located in Columbia, South Carolina.   In the first half of 2012, Net Operating Income was $318,000 as compared to $280,000 in 2011.  This increase was the result of an increase in economic occupancy along with a decrease in repair and maintenance and utility expenses.  Debt service on the Partnership’s bonds on this property was current of June 30, 2012.

Fairmont Oaks – Fairmont Oaks Apartments is located in Gainesville, Florida.  In the first half of 2012, Net Operating Income was $343,000 as compared to $330,000 in 2011.  This increase was the result of an increase in economic occupancy along with a decrease in repair expenses.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2012.

Lake Forest – Lake Forest Apartments is located in Daytona Beach, Florida.  In the first half of 2012, Net Operating Income was $359,000 as compared to $399,000 in 2011.  This decrease was a direct result of a decrease in economic occupancy and an increase in utility expense.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2012.

MF Properties

Arboretum – Arboretum is located in Omaha, Nebraska and is a 145 unit independent senior living facility. This property was purchased on March 31, 2011.  In the first half of 2012, Arboretum's operations resulted in Net Operating Income of $571,000 on net revenue of approximately $1.2 million.

Eagle Ridge – Eagle Ridge Townhomes is located in Erlanger, Kentucky.  In the first half of 2012, Net Operating Income was $129,000 as compared to $117,000 in 2011.  This increase was the result of a decrease in repair and maintenance expenses and utility expenses.

Eagle Village –Eagle Village is located in Evansville, Indiana and is a 511 bed student housing facility. This property was purchased on June 29, 2011. In the first half of 2012, Eagle Village's operations resulted in Net Operating Income of $478,000 on net revenue of approximately $950,000.

Glynn Place – Glynn Place Apartments is located in Brunswick, Georgia.  In the first half of 2012, Net Operating Income was $122,000 as compared to $137,000 in 2011.  This decrease was the result of a decrease in economic occupancy along with an increase in administrative expenses.

Greens of Pine Glen – Greens of Pine Glen Apartments is located in Durham, North Carolina. In the first half of 2012, Net Operating Income was $331,000 as compared to $298,000 in 2011.  This increase is a result of an increase in economic occupancy along with a decrease in utility expense.

Meadowview – Meadowview Apartments is located in Highland Heights, Kentucky.  In the first half of 2012, Net Operating Income was $289,000 as compared to $277,000 in 2011.  This increase was a result of an increase in economic occupancy offset by an increase to salary and repair and maintenance expenses.

Residences at DeCordova – This property is a senior (55+) affordable housing project located in Granbury, Texas in the Dallas-Fort Worth area.  In the first half of 2012, Net Operating Income was $171,000 as compared to $188,000 in the first half of 2011. This decrease is a result of an increase in real estate taxes slightly offset by an increased in economic occupancy.

Residences at Weatherford – This property contains 76 units upon completion. This property is a senior (55+) affordable housing project located in Weatherford, Texas in the Dallas-Fort Worth area.The property had been completed and has begun to lease up. As of June 30, 2012, the property had nineteen units leased, or 25% occupancy. The Partnership is operating the property as a market rate property and will continue to evaluate its options in order to recoup its investment.

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

Crescent Village – Crescent Village Townhomes is located in Cincinnati, Ohio.  In the first half of 2012, Net Operating Income was $214,000 as compared to $160,000 in 2011.   This increase was the result of an increase in economic occupancy along with a decrease in utility expenses. Debt service on the Partnership’s bonds on this property was current as of June 30, 2012.

Postwoods – Postwoods Townhomes is located in Reynoldsburg, Ohio.  In the first half of 2012, Net Operating Income was $374,000 as compared to $349,000 in 2011.  This increase was a result of an increase in economic occupancy along with a decrease in utility expenses offset by an increase in real estate taxes. Debt service on the Partnership’s bonds on this property was current as of June 30, 2012.

Willow Bend – Willow Bend Townhomes is located in Columbus (Hilliard), Ohio.  In the first half of 2012, Net Operating Income was $158,000 as compared to $175,000 in 2011.  This decrease was a result of an increase in real estate taxes and salary expense offset by an increase in economic occupancy. Debt service on the Partnership’s bonds on this property was current as of June 30, 2012.

Discontinued Operations

Commons at Churchland – Commons at Churchland is located in Chesapeake, Virginia.  On March 1, 2012, the Company executed a brokerage contract to list this property for sale and met the criteria to classify it as held for sale. In the first half of 2012, Net Operating Income was $329,000 as compared to $304,000 in 2011.  This increase was the result of increased economic occupancy partially offset by an increase in salary and repair and maintenance expenses.

Results of Operations

Consolidated Results of Operations

The following discussion of the Company’s results of operations for the three and six months ended June 30, 2012 and June 30, 2011 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Three Months Ended June 30, 2012 compared to Three Months Ended June 30, 2011 (Consolidated)
Change in Results of Operations

	For Three Months Ended June 30, 2012	For Three Months Ended June 30, 2011	Dollar Change
Revenues:
Property revenues	$4,145,933	$4,031,179	$114,754
Mortgage revenue bond investment income	2,288,646	2,407,760	(119,114)
Gain on sale of bonds	667,821	—	667,821
Other income	43,427	148,950	(105,523)
Total revenues	7,145,827	6,587,889	557,938

Expenses:
Real estate operating (exclusive of items shown below)	2,447,042	2,374,329	72,713
Provision for loss on receivables	238,175	710,690	(472,515)
Depreciation and amortization	1,527,403	1,316,112	211,291
Interest	1,546,688	1,630,527	(83,839)
General and administrative	1,048,366	677,422	370,944
Total expenses	6,807,674	6,709,080	98,594
Income (loss) from continuing operations	338,153	(121,191)	459,344
Income from discontinued operations	90,113	379	89,734
Net income (loss)	428,266	(120,812)	549,078
Net income attributable to noncontrolling interest	122,218	122,436	(218)
Net income (loss) - America First Tax Exempt Investors, L. P.	$306,048	$(243,248)	$549,296

Property revenues.  Property revenues increased approximately $441,000 from the addition of Eagle Village which was acquired after the first quarter 2011. Offsetting this increase was an approximate $466,000 reduction in revenue due to the deconsolidation of Iona Lakes (which occurred in June 2011). Although overall economic occupancy has dropped from second quarter 2011 to second quarter 2012, five of the MF Properties increased economic occupancy contributed the remaining increase in net rental revenues quarter over quarter. The MF Properties averaged monthly rent of approximately $597 per unit in the second quarter of 2012 as compared with $634 per unit in the second quarter of 2011. Economic occupancy at the MF Properties was 79% during the second quarter of 2012 as compared to 83% in the second quarter of 2011. The Consolidated VIEs averaged $585 per unit in monthly rent in 2012 as compared to $591 per unit in 2011. Economic occupancy of the Consolidated VIEs was 79% in the second quarter of 2012 as compared to 80% in the second quarter of 2011.

Mortgage revenue bond investment income.  Mortgage revenue bond investment income decreased during the second quarter of 2012 as compared the second quarter of 2011 by approximately $427,000 due to the redemptions of Briarwood Manor Apartments and Clarkson College bonds in the second quarter of 2011. This decrease was offset by increases due to the additional tax-exempt interest payments of approximately $154,000 from the acquisitions of GMF-Madison Tower and GMF-Warren/Tulane tax-exempt mortgage revenue bonds late in 2011 and the Arbors at Hickory Ridge Apartments bond in 2012 and approximately $179,000 due to the deconsolidation of Iona Lakes in second quarter 2011.

Gain on sale of bonds.  The gain on the sale of bonds is the result of the sale of the GMF-Madison Tower and GMF-Warren/Tulane tax-exempt mortgage revenue bonds in May, 2012. There was no gain realized on the sale of bonds in 2011.

Other income.  The decrease in other income is attributable to reduced levels of uneliminated property loans outstanding during the second quarter of 2012 as compared to the second quarter of 2011.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties and the Consolidated VIEs is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The overall increase in real estate operating expenses was primarily due to approximately $216,000 of expenses related to the Eagle Village property which was not included in the second quarter of 2011. In addition, Weatherford reported approximately $84,000 of expenses as an MF Property for the second quarter of 2012 as it began lease-up in late March 2012. These expenses were offset by an approximately $303,000 reduction in operating expenses due to the deconsolidation of Iona Lakes in 2011. The remaining increase was related to the existing MF Properties increases in taxes and repair and maintenance expenses.

Provision for loss on receivables. During the second quarter of 2011, an impairment of the interest receivable on the Woodland Park bond occurred and approximately $700,000 allowance for loss was recorded at that time. Since that time, an allowance has been recorded against all accrued interest recorded on the Woodland Park bond. During the second quarter of 2012, approximately $238,000 was recorded against the accrued bond interest receivable on the Woodland Park bond.

Depreciation and amortization expense.  Depreciation results primarily from the apartment properties of the Consolidated VIEs and the MF Properties. Amortization consists of in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS Credit Facility. Approximately $259,000 of the increase in depreciation and amortization expense from the second quarter of 2011 to the second quarter of 2012 is related to the Eagle Village property acquired at the end of June 2011 and the additional depreciation recorded once the Residences at Weatherford's construction was completed and placed in service in second quarter 2012. Offsetting this increase is the approximate $131,000 decrease in depreciation and amortization expense due to the deconsolidation of Iona Lakes in second quarter 2011. The remaining increase is related to the additional depreciation expense reported on newly capitalized assets of existing MF Properties and Consolidated VIEs.

Interest expense. The decrease in interest expense during the second quarter of 2012 as compared to the second quarter of 2011 was due to a number of offsetting factors. A decrease of $205,000 was the result of the mark to market adjustment to the Company's derivative assets. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. An increase of approximately $216,000 resulted from higher average outstanding debt principal between the two quarters. The Company's borrowing cost decreased to approximately 2.9% per annum in the second quarter of 2012 from approximately 3.0% in the second quarter of 2011 resulting in an approximate decrease of $68,000 when comparing second quarter of 2012 to second quarter of 2011.

General and administrative expenses. The increase in general and administrative expenses is mainly due to incentive compensation recorded during the second quarter of 2012 which did not occur in 2011.

Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011 (Consolidated)
Change in Results of Operations

	For Six Months Ended June 30, 2012	For Six Months Ended June 30, 2011	Dollar Change
Revenues:
Property revenues	$8,384,862	$7,596,732	$788,130
Mortgage revenue bond investment income	4,660,050	4,628,673	31,377
Gain on sale of bonds	667,821	—	667,821
Other income	82,772	400,311	(317,539)
Total revenues	13,795,505	12,625,716	1,169,789

Expenses:
Real estate operating (exclusive of items shown below)	4,726,976	4,506,537	220,439
Provision for loss on receivables	476,350	710,690	(234,340)
Depreciation and amortization	2,966,308	2,449,171	517,137
Interest	2,865,223	2,404,261	460,962
General and administrative	1,698,945	1,319,017	379,928
Total expenses	12,733,802	11,389,676	1,344,126
Income from continuing operations	1,061,703	1,236,040	(174,337)
Income from discontinued operations	136,147	14,383	121,764
Net income	1,197,850	1,250,423	(52,573)
Net income attributable to noncontrolling interest	261,370	304,497	(43,127)
Net income - America First Tax Exempt Investors, L. P.	$936,480	$945,926	$(9,446)

Property revenues.  Property revenues increased approximately $1.6 million from the addition of Eagle Village and Arboretum which was acquired after the first quarter 2011. Property revenues from the other MF Properties and the Consolidated VIEs increased approximately $354,000 in the first half of 2012 as compared to the first half of 2011 due to increased economic occupancy. Offsetting these increases was an approximate $1.1 million reduction in revenue due to the deconsolidation of Iona Lakes (which occurred in June 2011). The MF Properties averaged approximately $609 per unit in monthly rent in 2012 as compared with $618 per unit in 2011. Economic occupancy at the MF Properties was 83% during the first six months of 2011 (including the Arboretum) as compared to 80% in the first six months of 2011. The Consolidated VIEs averaged $587 per unit in monthly rent in 2012 as compared to $581 per unit in 2011. Economic occupancy of the Consolidated VIEs was 79% for the first half of 2012 and 2011.

Mortgage revenue bond investment income.  Mortgage revenue bond investment income increased slightly during the first half of 2012 as compared to the first half of 2011 due to offsetting factors. The increases are due to the additional tax-exempt interest payments of approximately $417,000 from the acquisitions of GMF-Madison Tower and GMF-Warren/Tulane tax-exempt mortgage revenue bonds late in 2011 and the Arbors at Hickory Ridge Apartments bond in 2012 and approximately $450,000 due to the deconsolidation of Iona Lakes in second quarter 2011. Offsetting these increases was an approximate $564,000 decrease attributable to the redemptions of Briarwood Manor Apartments and Clarkson College bonds in the second quarter of 2011 and approximately $255,000 due to the foreclosure of Weatherford and Decordova in 2011.

Gain on sale of bonds.  The gain on the sale of bonds is the result of the sale of the GMF-Madison Tower and GMF-Warren/Tulane tax-exempt mortgage revenue bonds in May, 2012. There was no gain realized on the sale of bonds in 2011.

Other income.  Other income is comprised mainly of interest income on property loans held by the Company and the forgiveness of third party debt related to the DeCordova foreclosure reported in 2011. The decrease in other income is attributable to reduced levels of uneliminated property loans outstanding during the first half of 2012 as compared to the first half of 2011 and the forgiveness of debt which occurred in first quarter 2011.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties and the Consolidated VIEs is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The overall increase in real estate operating expenses was due to approximately $564,000 of expenses related to the Arboretum and Eagle Village properties which were not included in the first half of 2011. In addition, Weatherford reported approximately $140,000 of expenses as an MF Property for the first half of 2012 as it began lease-up in late March 2012. Approximately $184,000 was related to the existing MF Properties increases in taxes and repair and maintenance. These expenses were offset by an approximately $678,000 reduction in operating expenses due to the deconsolidation of Iona Lakes in 2011.

Provision for loss on receivables. During the second quarter of 2011, an impairment of the interest receivable on the Woodland Park bond occurred and approximately $700,000 allowance for loss was recorded at that time. Since that time an allowance has been recorded against all accrued interest recorded on the Woodland Park bond. During the first half of 2012, approximately $476,000 was recorded against the accrued bond interest receivable.

Depreciation and amortization expense.  Depreciation results primarily from the apartment properties of the Consolidated VIEs and the MF Properties. Amortization consists of in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS Credit Facility. Approximately $607,000 of the increase in depreciation and amortization expense from the first half of 2011 to the first half of 2012 is related to the Arboretum property (acquired on March 31, 2011) and the Eagle Village property acquired at the end of June 2011 and the additional depreciation recorded once the Weatherford's construction was completed and placed in service in second quarter 2012. Offsetting this increase is the approximate $324,000 decrease in depreciation and amortization expense due to the deconsolidation of Iona Lakes in second quarter 2011. The remaining increase is related to the additional depreciation expense reported on newly capitalized assets of existing MF Properties and Consolidated VIEs.

Interest expense. The increase in interest expense during the first half of 2012 as compared to the first half of 2011 was due to a number of factors. The Company's borrowing cost increased to approximately 2.8% per annum in the first half of 2012 from approximately 2.6% in the first half of 2011 resulting in an approximate increase of $121,000 when comparing first half of 2012 to first half of 2011. An additional increase of approximately $437,000 resulted from higher average principal of outstanding debt principal between the two years. The remaining change was the result of a decrease in the mark to market adjustment of the Company's derivative assets. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.

General and administrative expenses. The increase in general and administrative expenses is mainly due to incentive compensation recorded during the second quarter of 2012 which did not occur in 2011.

Partnership Only Results of Operations

The following discussion of the Partnership’s results of operations for the three and six months ended June 30, 2012 and June 30, 2011 reflects the operations of the Partnership without the consolidation of any VIEs during either period under the GAAP consolidation rules then in effect.  This information is used by management to analyze the Partnership’s operations and is reflective of the consolidated operations of the Tax-Exempt Bond Investments segment and the MF Properties segment as presented Note 14 to the condensed consolidated financial statements.

Three Months Ended June 30, 2012 compared to Three Months Ended June 30, 2011 (Partnership Only)
Changes in Results of Operations

	For Three Months Ended June 30, 2012	For Three Months Ended June 30, 2011	Dollar Change
Revenues:
Property revenues	$2,946,188	$2,370,614	$575,574
Mortgage revenue bond investment income	2,669,348	2,975,786	(306,438)
Gain on sale of bonds	667,821	—	667,821
Other income	43,427	148,951	(105,524)
Total revenues	6,326,784	5,495,351	831,433
Expenses:
Real estate operating (exclusive of items shown below)	1,715,747	1,333,989	381,758
Provision for loss on receivables	238,175	710,690	(472,515)
Depreciation and amortization	1,180,646	846,992	333,654
Interest	1,546,688	1,630,527	(83,839)
General and administrative	1,048,366	677,422	370,944
Total expenses	5,729,622	5,199,620	530,002
Income from continuing operations	597,162	295,731	301,431
Income from discontinued operations	90,113	379	89,734
Net income	687,275	296,110	391,165
Net income attributable to noncontrolling interest	122,218	122,436	(218)
Net income - America First Tax Exempt Investors, L. P.	$565,057	$173,674	$391,383

Property revenues.  Property revenues increased due to approximately $441,000 from the addition of Eagle Village which was acquired after the first quarter 2011. Although overall economic occupancy has dropped from second quarter 2011 to second quarter 2012, five of the MF Properties increased economic occupancy contributed the remaining increase in net rental revenues quarter over quarter. The MF Properties averaged monthly rent of approximately $597 per unit in the second quarter of 2012 as compared with $634 per unit in the second quarter of 2011. Economic occupancy at the MF Properties was 79% during the second quarter of 2012 as compared to 83% in the second quarter of 2011.

Mortgage revenue bond investment income.  Mortgage revenue bond investment income decreased during the second quarter of 2012 compared to the second quarter of 2011 by approximately $429,000 due to the redemptions of Briarwood Manor Apartments and Clarkson College bonds in 2011. These decreases were offset by increases due to the additional tax-exempt interest payments of approximately $154,000 from the acquisitions of GMF-Madison Tower and GMF-Warren/Tulane tax-exempt mortgage revenue bonds late in 2011 and the Arbors at Hickory Ridge Apartments bond in 2012.

  Gain on sale of bonds.  The gain on the sale of bonds is the result of the sale of the GMF-Madison Tower and GMF-Warren/Tulane tax-exempt mortgage revenue bonds in May, 2012. There was no gain realized on the sale of bonds in 2011.

   Other income.  The decrease in other income is attributable to reduced levels of uneliminated property loans outstanding during the second quarter of 2012 as compared to the second quarter of 2011.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The overall increase in real estate operating expenses was due to approximately $216,000 of expenses related to the Eagle Village property which was not included in the second quarter of 2011. In addition, Weatherford reported approximately $84,000 of expenses as an MF Property for the second quarter of 2012 as it began lease-up in late March 2012. The remaining increase was related to the existing MF Properties increases in taxes and repair and maintenance.

Provision for loss on receivables. During the second quarter of 2011, an impairment of the interest receivable on the Woodland Park bond occurred and an approximately $700,000 allowance for loss was recorded. Since that time, an allowance has been recorded against all accrued interest recorded in the interest receivable. During the second quarter of 2012, approximately $238,000 was recorded against the accrued bond interest receivable.

Depreciation and amortization expense.   Approximately $259,000 of the increase in depreciation and amortization expense from the second quarter of 2011 to the second quarter of 2012 is related to the Eagle Village property acquired at the end of June 2011 and the additional depreciation recorded once the Weatherford's construction was completion and placed in service in second quarter 2012. The remaining increase is related to the additional depreciation expense reported on newly capitalized assets of existing MF Properties.

Interest expense. The decrease in interest expense during the second quarter of 2012 as compared to the second quarter of 2011 was due to a number of offsetting factors. A decrease of $205,000 was the result of the mark to market adjustment to the Company's derivative assets. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. An increase of approximately $216,000 resulted from higher average outstanding debt principal between the two quarters. The Company's borrowing cost decreased to approximately 2.9% per annum in the second quarter of 2012 from approximately 3.0% in the second quarter of 2011 resulting in an approximate decrease of $68,000 when comparing second quarter of 2012 to second quarter of 2011.

General and administrative expenses. The increase in general and administrative expenses is mainly due to incentive compensation recorded during the second quarter of 2012 which did not occur in 2011.

Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011 (Partnership Only)
Changes in Results of Operations

	For Six Months Ended June 30, 2012	For Six Months Ended June 30, 2011	Dollar Change
Revenues:
Property revenues	$5,990,208	$4,049,929	$1,940,279
Mortgage revenue bond investment income	5,422,425	5,880,460	(458,035)
Gain on sale of bonds	667,821		667,821
Other income	82,772	295,324	(212,552)
Total revenues	12,163,226	10,225,713	1,937,513
Expenses:
Real estate operating (exclusive of items shown below)	3,287,640	2,410,073	877,567
Provision for loss on receivables	476,350	710,690	(234,340)
Depreciation and amortization	2,274,497	1,448,581	825,916
Interest	2,865,223	2,404,261	460,962
General and administrative	1,698,945	1,319,017	379,928
Total expenses	10,602,655	8,292,622	2,310,033
Income from continuing operations	1,560,571	1,933,091	(372,520)
Income from discontinued operations	136,147	14,383	121,764
Net income	1,696,718	1,947,474	(250,756)
Net income attributable to noncontrolling interest	261,370	304,497	(43,127)
Net income - America First Tax Exempt Investors, L. P.	$1,435,348	$1,642,977	$(207,629)

Property revenues.  Property revenues increased due to approximately $1.6 million from the addition of Eagle Village and Arboretum which was acquired after the first quarter 2011. Property revenues from the other MF Properties increased approximately $354,000 in the first half of 2012 as compared to the first half of 2011 due to increased economic occupancy. The MF Properties averaged approximately $609 per unit in monthly rent in 2012 as compared with $618 per unit in 2011. Economic occupancy at the MF Properties was 83% during the first six months of 2011 (including the Arboretum) as compared to 80% in the first six months of 2011.

Mortgage revenue bond investment income.  Mortgage revenue bond investment income decreased during the first half of 2012 as compared to the first half of 2011 due to offsetting factors. Approximately $564,000 was attributable to the redemptions of Briarwood Manor Apartments and Clarkson College bonds in the second quarter of 2011 and approximately $255,000 due to the foreclosure of the Residences at Weatherford and the Residences at Decordova in 2011. Theses decreases were offset by increases due to the additional tax-exempt interest payments of approximately $417,000 from the acquisitions of GMF-Madison Tower and GMF-Warren/Tulane tax-exempt mortgage revenue bonds late in 2011 and the Arbors at Hickory Ridge Apartments bond in 2012.

Gain on sale of bonds.  The gain on the sale of bonds is the result of the sale of the GMF-Madison Tower and GMF-Warren/Tulane tax-exempt mortgage revenue bonds in May, 2012. There was no gain realized on the sale of bonds in 2011.

Oher income.  Other income is comprised mainly of interest income on taxable loans held by the Company and the forgiveness of third party debt related to the Residences at DeCordova foreclosure reported in 2011. The decrease in other income is attributable to reduced levels of uneliminated property loans outstanding during the first half of 2012 as compared to the first half of 2011.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The overall increase in real estate operating expenses was due to approximately $564,000 of expenses related to the Arboretum and Eagle Village properties which were not included in the first half of 2011. In addition, Weatherford reported approximately $140,000 of expenses as an MF Property for the first half of 2012 as it began lease-up in late March, 2012. Approximately $184,000 was related to the existing MF Properties increases in taxes and repair and maintenance.

Provision for loss on receivables. During the second quarter of 2011, an impairment of the interest receivable on the Woodland Park bond occurred and approximately $700,000 allowance for loss was recorded at that time. Since that time an allowance for loss on the interest receivable has been recorded and during the second half of 2012, approximately $476,000 was recorded against the accrued bond interest receivable.

Depreciation and amortization expense.   Approximately $607,000 of the increase in depreciation and amortization expense from the first half of 2011 to the first half of 2012 is related to the Arboretum property (acquired on March 31, 2011) and the Eagle Village property acquired at the end of June 2011 and the additional depreciation recorded once the Weatherford's construction was completion and placed in service in second quarter 2012. The remaining increase is related to the additional depreciation expense reported on newly capitalized assets of existing MF Properties.

Interest expense. The increase in interest expense during the first half of 2012 as compared to the first half of 2011 was due to a number of factors. The Company's borrowing cost increased to approximately 2.8% per annum in the first half of 2012 from approximately 2.6% in the first half of 2011 resulting in an approximate increase of $121,000 when comparing first half of 2012 to first half of 2011. An additional increase of approximately $437,000 resulted from higher average principal of outstanding debt principal between the two years. The remaining change was the result of a decrease in the mark to market adjustment of the Company's derivative assets. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.

General and administrative expenses. The increase in general and administrative expenses is mainly due to incentive compensation recorded during the second quarter of 2012 which did not occur in 2011.

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

Other sources of cash available to the Partnership include debt financing, mortgages, and the sale of additional Beneficial Unit Certificates ("BUCs"). The Company currently has outstanding debt financing of $104.3 million under separate credit facilities.

In July 2011, the Company closed a $10.0 million financing utilizing a Tender Option Bond ("TOB") structure with the Deutsche Bank ("DB"). The first TOB was structured as a securitization of the Company's $13.4 million Autumn Pines Apartments tax-exempt mortgage revenue bond. Under the TOB structure, the Company transferred the bond to a custodian and trustee that provide these services on behalf of DB. The TOB trustee then issued senior floating-rate participation interests ("SPEARS"), and residual participation interests, ("LIFERS"). The SPEARS and LIFERS represent beneficial interests in the securitized asset held by the TOB trustee. The SPEARS were credit-enhanced by DB and sold through a placement agent to unaffiliated investors. The gross proceeds from the sale of the SPEARS were remitted to the Company. The LIFERS were retained by the Company and are pledged to DB to secure certain reimbursement obligations.

On June 30, 2012, the TOB trust provided the Company with a secured variable rate debt facility at an interest rate that reflects the prevailing short-term tax-exempt rates paid by the TOB trust on the SPEARS. Payments made to the holders of the SPEARS and the amount of trust fees represent the Company's effective cost of borrowing on the net proceeds it received from the sale of the SPEARS. The total fixed trust fees are 1.77% and as of June 30, 2012, the rate paid on the TOB on the SPEARS was 0.27%, resulting in a total cost of borrowing of 2.04%. The Company is accounting for this transaction as a secured financing arrangement and the outstanding amount is $9.9 million at June 30, 2012.

The Company's second TOB financing structure was structured as a securitization of the Company's $15.6 million GMF-Warren/Tulane Apartments and GMF-Madison apartments tax-exempt mortgage revenue and taxable mortgage revenue bonds. This TOB financing arrangement was paid off in May 2012 when the related bonds were sold. The Company realized approximately $668,000 gain when the bonds were sold.

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
Effective September 1, 2010, the Partnership transferred bonds to ATAX TEBS I, LLC, a special purpose entity controlled by the Partnership pursuant to the TEBS Financing (see Note 9). The par value of the bonds included in this financing facility as of June 30, 2012 and December 31, 2011 is $124.1 million and $124.6 million. The total Facility Fees are 1.9%, and, as of June 30, 2012, the SIFMA rate was equal to 0.23% resulting in a total cost of borrowing of 2.13% on the outstanding balance on the TEBS Financing facility of $94.4 million.
In addition to the debt facilities, the Company has six outstanding mortgage loans collaterized by five MF Properties. The total outstanding mortgage loan principal is approximately $43.2 million. These mortgages carry current interest rates ranging from 2.8% to 5.9% with maturity dates ranging from May 2013 to February 2017.

The Partnership is authorized to issue additional BUCs to raise additional equity capital to fund investment opportunities.  In April 2010, a Registration Statement on Form S-3 was declared effective by SEC under which the Partnership may offer up to $200.0 million of additional BUCs from time to time.   In May 2012, the Partnership issued an additional 12,650,000 BUC's through an underwritten public offering at a public offering price of $5.06 per BUC pursuant to this new Registration Statement. Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $60.0 million after payment of an underwriter's discount and other offering costs of approximately $4.0 million.

The Partnership’s principal uses of cash are the payment of distributions to unitholders, interest and principal on debt financing, and general and administrative expenses. The Partnership also uses cash to acquire additional investments.  Distributions to unitholders may increase or decrease at the determination of the General Partner.  The per unit cash available for distribution primarily depends on the amount of interest and other cash received by the Partnership from its portfolio of tax-exempt mortgage revenue bonds and other investments, the amount of the Partnership's outstanding debt and the effective interest rates paid by the Partnership on this debt, the level of operating and other cash expenses incurred by the Partnership and the number of units outstanding. During the first half of 2012, the Partnership generated cash available for distribution of $0.16 per unit. See “Cash Available for Distribution,” on a following page. As a result, the Partnership was required to supplement its cash available for distribution during the second quarter of 2012 with unrestricted cash and expects to continue to do so until the Partnership is able to complete its current investment and financing plans. The General Partner believes that upon completion of its current investment and financing plans, the Partnership will be able meet its liquidity requirements, including the payment of expenses, interest on its debt financing, and cash distributions to unitholders at the current level of $0.50 per unit per year without the use of unrestricted cash. However, if actual results vary from current projections and the actual CAD generated is less than the new regular distribution, such distribution amount may need to be reduced.

The Partnership's operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 40% and 60% of the total par value of the Partnership's tax-exempt mortgage revenue bond portfolio.  At June 30, 2012, the Partnership had outstanding debt financing of approximately $104.3 million secured by 14 tax-exempt mortgage revenue bonds.  The total par value of the Partnership's tax-exempt mortgage revenue bonds is $147.9 million. When the par value of the two tax exempt mortgage revenue bonds secured by the Ohio properties which are not reported as tax-exempt mortgage revenue bonds in the Partnership balance sheet plus approximately $729,000 in restricted cash are included, the total amount leveraged is approximately $183.0 million. Dividing that amount by the $104.3 million of debt financing results in a leverage ratio of approximately 57% at June 30, 2012. Additionally, the MF Properties are encumbered by mortgage loans with an aggregate principal balance of approximately $43.2 million.  The total debt financing plus mortgage loans of approximately $147.6 million as of June 30, 2012 results in a leverage ratio to Total Assets of approximately 42%.

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

On a consolidated basis, there was an improvement of approximately $820,000 in cash provided by operating activities for the first half of 2012 as compared to first half of 2011 due to changes in working capital components.  Cash provided from investing activities increased approximately $50.4 million for first half of 2012 as compared to first half of 2011 due to 2011 MF property acquisitions which were not replicated in the 2012. In the first six months of 2012, the Company used cash to purchase the Arbors at Hickory Ridge bond after receiving cash from the sale of the GMF-Madison Tower and GMF-Warren/Tulane tax-exempt mortgage revenue bonds. The Company also received in second quarter of 2012 approximately $7.2 million from the release of restricted cash that had originally been restricted in connection with the TEBS financing arrangement. In the first six months of 2011, cash was used for investing activities to acquire the Arboretum Apartments, Eagle Village Apartments and the Briarwood Manor bond offset by the release of restricted cash upon foreclosure of the DeCordova and Weatherford properties. The Company had approximately $21.8 million additional cash available from financing activities for the first half of 2012 as compared to the first half of 2011. Financing cash flows in the first half of 2012 included approximately $60.0 million of cash from the equity raise in second quarter 2012, offset by the use of cash to payoff the TOB facility. In the first half of 2011, the Company had borrowings of $33.1 million.

Market Opportunities and Challenges

The disruptions in domestic and international financial markets, and the resulting restrictions on the availability of debt financing, that have prevailed since 2008, have, in our view, continued to create opportunities for the Partnership to acquire tax-exempt mortgage revenue bonds for affordable housing projects as other potential lenders have either reduced their participation in the market or are being forced to liquidate some or all of their existing portfolio investments in order to meet their liquidity needs. We believe that this is creating opportunities to acquire existing tax-exempt bonds from distressed holders at attractive yields. The Partnership continues to evaluate potential investments in bonds which are available on the secondary market. We believe many of these bonds will meet our investment criteria and we believe that we have a unique ability to analyze and close on these opportunities while maintaining our ability and willingness to also participate in primary market transactions. In addition, we are also evaluating opportunities in the current market to acquire new classes of tax-exempt investments that may improve the overall return, liquidity, and credit profile of the Partnership’s investment portfolio. These tax-exempt investments must be rated in one of the four highest rating categories by at least one nationally recognized securities rating agency, but will not necessarily be secured by multifamily real estate. The decision of the Partnership to acquire any alternative class of tax-exempt investments will depend on a number of factors, including our ability to finance these assets.

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

On the other hand, continued economic weakness in some markets may limit our ability to access additional debt financing that the Partnership uses to partially finance its investment portfolio or otherwise meet its liquidity requirements.  In addition, the economic conditions including a slow job growth and low home mortgage interest rates have had a negative effect on some of the apartment properties which collateralize our tax-exempt mortgage revenue bond investments and our MF Properties in the form of lower occupancy. While some properties have been negatively affected, overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents and non-revenue units such as model units and employee units) of the apartment properties that the Partnership has financed with tax-exempt mortgage revenue bonds was approximately 85% for first half of 2012 and approximately 84% for the first half of 2011.  Overall economic occupancy of the MF Properties was approximately 83% for first half of 2012 compared to approximately 80% during the first half of 2011.

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

The following tables show the calculation of CAD for the three and six months ended June 30, 2012 and June 30, 2011:

	For Three Months Ended June 30, 2012	For Three Months Ended June 30, 2011	For Six Months Ended June 30, 2012	For Six Months Ended June 30, 2011
Net income (loss) - America First Tax Exempt Investors L.P.	$306,048	$(243,248)	$936,480	$945,926
Net loss related to VIEs and eliminations due to consolidation	259,009	416,922	498,868	697,051
Net income before impact of VIE consolidation	$565,057	$173,674	$1,435,348	$1,642,977
Change in fair value of derivatives and interest rate derivative amortization	451,157	656,000	780,497	888,554
Depreciation and amortization expense (Partnership only)	937,912	730,651	1,789,915	1,255,214
Provision for loss on receivables	238,175	710,690	476,350	710,690
Tier II income	(166,955)	(77,039)	(166,955)	(77,039)
Depreciation and amortization related to discontinued operations	17,463	—	89,873
Bond purchase discount accretion (net of cash received)	139,026	(37,014)	63,120	(145,970)
Ohio deferred interest	345,987	347,514	692,392	695,028
CAD	$2,527,822	$2,504,476	$5,160,540	$4,969,454
Weighted average number of units outstanding,
basic and diluted	33,682,818	30,122,928	31,912,707	30,122,928
Net income, basic and diluted, per unit	$(0.01)	$—	$0.04	$0.05
Total CAD per unit	$0.08	$0.08	$0.16	$0.17
Distributions per unit	$0.1250	$0.1250	$0.250	$0.250

Contractual Obligations

As discussed in the Annual report on Form 10-K, the amounts maturing in 2012 consist of the paydowns on the TEBS credit facility with Freddie Mac and payments on the MF Property mortgages.

The Company has the following contractual obligations as of June 30, 2012:

	Payments due by period
		Less than	1-2	More than 2
	Total	1 year	years	years
Debt financing	$104,328,000	$10,916,000	$2,168,000	$91,244,000
Mortgages payable	$43,231,990	$13,205,652	$22,128,000	$7,898,338
Effective interest rate(s) (1)		3.07%	2.45%	2.08%
Interest (2)	$14,555,838	$4,324,824	$5,428,198	$4,802,816

(1)	Interest rates shown are the average effective rates as of June 30, 2012 and include the impact of our interest rate derivatives.

(2)	Interest shown is estimated based upon current effective interest rates through maturity.

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

The following table outlines the interest rate caps the Company has in place as of June 30, 2012:

		Effective	Maturity	Purchase
Date Purchased	Notional Amount	Capped Rate	Date	Price	Counterparty

September 2, 2010	31,936,667	3%	September 1, 2017	921,000	Bank of New York Mellon

September 2, 2010	31,936,667	3%	September 1, 2017	845,600	Barclays Bank PLC

September 2, 2010	31,936,667	3%	September 1, 2017	928,000	Royal Bank of Canada

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $451,000 and $780,000 for the three and six months ended June 30, 2012, respectively. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $656,000 and $889,000 for the three and six months ended June 30, 2011, respectively.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the risk factors relating to residual interests in TOB Trusts described in the Company's 2011 Annual Report on Form 10-K, the Company has identified the following additional risk factors relating to its investment in TOB residual certificates backed by Public Housing Capital Fund Trust Certificates that were acquired in July 2012:
Delay, Reduction, or Elimination of Appropriations from U.S. Department of Housing and Urban Development can result in payment defaults on the Company's investments

The Company has acquired LIFERS in three TOB Trusts, which, in turn, hold PHC Certificates that have been issued by three PHC Trusts which hold custodial receipts evidencing loans made to a number of public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by the United States Department of Housing and Urban Development (“HUD”) under HUD's Capital Fund Program. The sole source of payment of principal and interest on the PHC Certificates are these annual Capital Fund Program appropriations. Annual appropriations for the Capital Fund Program must be determined by Congress each year, and there is no assurance that Congress will continue to make such appropriations at current levels or at all. If Congress fails to continue to make annual appropriations for the Capital Fund Program at or near current levels, or there is a delay in the approval of appropriations, the public housing authorities may not have funds from which to pay principal and interest on the loans underlying the PHC Certificates held by the TOB Trusts. Because the LIFERS represent a subordinated interest in the TOB Trusts, any decrease in payments received by the TOB Trusts from the PHC Certificates it holds will be first reduce payments on the LIFERS held by the Company so that the TOB trusts can continue to make payments due to the holders of the senior SPEARS. As a result, any decrease in funds available to the public housing authorities may result in the reduction or elimination of payments on the LIFERS.

Reduction in Rating of PHC Certificates below investment grade would result in the liquidation of the investment in that Trust

The Company's investment in LIFERS issued by TOB Trusts holding PHC Certificates is made pursuant to the provision of its Agreement of Limited Partnership that allows investment in tax-exempt securities that are not mortgage bonds backed by multifamily housing projects provided that these alternative tax-exempt securities are rated investment grade in one of the four highest rating categories by at least one nationally recognized securities rating agency. In the event the investment rating of any of the PHC Certificates held by a TOB Trust was reduced to less than investment grade, the underlying TOB Trust has no obligation to divest the downgraded PHC Certificates. Accordingly, the Company would be required to liquidate its LIFERS in that TOB Trust or liquidate the TOB Trust entirely. The TOB Trusts have no obligation to purchase the LIFERS and there is no established trading market for the LIFERS. Likewise, if the Company liquidates the TOB Trust, any downgrade in the investment rating of the PHC Certificates will likely decrease the value of the PHC Certificates. As a result, there can be no assurance that the Company will be able to divest its position in these LIFERS or terminate the TOB Trust without incurring a material loss.

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
10.1 Investment Placement Agreement, dated June 15, 2012, between the Company and America First Capital Associates Limited Partnership Two.
31.1  Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2  Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1  Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2  Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) the Condensed Consolidated Statements of Partners' Capital for the six months ended June 30, 2012 and 2011, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Date: August 8, 2012	By:	/s/ Mark Hiatt
Mark Hiatt
Chief Executive Officer

Date: August 8, 2012	By:	/s/ Timothy Francis
Timothy Francis
Chief Financial Officer