Form 10-Q
period 2012-09-30
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2012-11-09
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1A	Risk Factors	63
Item 6	Exhibits	64

SIGNATURES	65

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

These forward-looking statements are subject to various risks and uncertainties, including those relating to:

•	defaults on the mortgage loans securing our tax-exempt mortgage revenue bonds;

•	risks associated with investing in multifamily apartments, including changes in business conditions and the general economy;

•	changes in short-term interest rates;

•	our ability to use borrowings to finance our assets;

•	current negative economic and credit market conditions

•	changes in government regulations affecting our business; and

•
changes in the appropriation amounts received by the Public Housing Authorities from the United States Department of Housing and Development Capital Fund Program which are used by the Public Housing Authorities to make interest and principal payments for the Public Housing Capital Fund Trusts' Certificates.

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

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$55,514,460	$20,176,906
Restricted cash	5,970,155	13,691,088
Interest receivable	9,124,124	6,984,978
Tax-exempt mortgage revenue bonds held in trust, at fair value (Notes 4 & 9)	100,178,554	109,152,787
Tax-exempt mortgage revenue bonds, at fair value (Note 4)	38,623,510	26,542,565
Public housing capital fund trusts, at fair value (Note 5)	66,163,969	—
Real estate assets: (Note 6)
Land	12,895,622	10,394,910
Buildings and improvements	112,488,768	103,911,079
Real estate assets before accumulated depreciation	125,384,390	114,305,989
Accumulated depreciation	(21,813,339)	(18,264,194)
Net real estate assets	103,571,051	96,041,795
Other assets (Note 7)	8,289,472	10,069,314
Assets of discontinued operations (Note 8)	8,224,333	15,317,112
Total Assets	$395,659,628	$297,976,545

Liabilities
Accounts payable, accrued expenses and other liabilities	$3,660,766	$3,231,360
Distribution payable	5,705,283	3,911,340
Debt financing (Note 9)	153,184,000	112,673,000
Mortgages payable (Note 10)	39,178,128	35,464,455
Liabilities of discontinued operations (Note 8)	4,870,902	11,107,345
Total Liabilities	206,599,079	166,387,500

Commitments and Contingencies (Note 15)

Partners' Capital
General Partner (Note 2)	(367,578)	(354,006)
Beneficial Unit Certificate holders	213,005,840	154,911,228
Unallocated deficit of Consolidated VIEs	(24,525,004)	(23,512,962)
Total Partners' Capital	188,113,258	131,044,260
Noncontrolling interest (Note 6)	947,291	544,785
Total Capital	189,060,549	131,589,045
Total Liabilities and Partners' Capital	$395,659,628	$297,976,545

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended,		For Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues:
Property revenues	$4,003,744	$3,598,955	$11,441,606	$10,289,790
Investment income	3,110,717	2,465,876	7,770,767	7,094,549
Gain on sale of bonds	—	—	667,821	—
Other income	15,224	359,167	97,996	759,478
Total revenues	7,129,685	6,423,998	19,978,190	18,143,817
Expenses:
Real estate operating (exclusive of items shown below)	2,572,957	2,088,085	6,811,950	6,102,356
Provision for (recovery of) loss on receivables	(261,825)	14,525	214,525	725,215
Depreciation and amortization	1,469,476	1,311,600	4,168,441	3,509,964
Interest	1,551,543	2,036,470	4,317,329	4,421,608
General and administrative	834,301	725,115	2,533,246	2,044,132
Total expenses	6,166,452	6,175,795	18,045,491	16,803,275
Income from continuing operations	963,233	248,203	1,932,699	1,340,542
Income from discontinued operations (including gain on sale of MF Property of $1,277,976 in 2012)	1,385,433	29,218	1,613,817	187,302
Net income	2,348,666	277,421	3,546,516	1,527,844
Net income attributable to noncontrolling interest	137,099	145,369	398,469	449,866
Net income - America First Tax Exempt Investors, L.P.	$2,211,567	$132,052	$3,148,047	$1,077,978

Net income (loss) allocated to:
General Partner	$333,962	$3,750	508,592	75,212
Limited Partners - Unitholders	2,390,779	371,285	3,651,497	1,942,800
Unallocated loss of Consolidated Property VIEs	(513,174)	(242,983)	(1,012,042)	(940,034)
Noncontrolling interest	137,099	145,369	398,469	449,866
	$2,348,666	$277,421	$3,546,516	$1,527,844
Unitholders' interest in net income per unit (basic and diluted):
Income from continuing operations	$0.03	$0.01	$0.05	$0.05
Income from discontinued operations	0.03	—	0.05	0.01
Net income, basic and diluted, per unit	$0.06	$0.01	$0.10	$0.06
Weighted average number of units outstanding, basic and diluted	42,772,928	30,122,928	35,572,562	30,122,928

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$2,348,666	$277,421	$3,546,516	$1,527,844
Deconsolidation of VIE	—	—	—	(726,243)
Unrealized gain on securities	2,121,836	1,765,185	9,043,887	9,162,810
Comprehensive income	4,470,502	2,042,606	12,590,403	9,964,411
Comprehensive income attributable to noncontrolling interest	137,099	145,369	398,469	449,866
Comprehensive income - America First Tax Exempt Investors, L.P.	$4,333,403	$1,897,237	$12,191,934	$9,514,545

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 and 2011
(UNAUDITED)

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non- controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2012	$(354,006)	30,122,928	$154,911,228	$(23,512,962)	$544,785	$131,589,045	$95,894
Sale of Beneficial Unit Certificates	—	12,650,000	59,948,265			59,948,265
Noncontrolling interest contribution	—		—	—	4,037	4,037
Distributions paid or accrued	(612,603)	—	(14,458,598)	—	—	(15,071,201)	—
Net income (loss)	508,592	—	3,651,497	(1,012,042)	398,469	3,546,516	—
Unrealized gain on securities	90,439	—	8,953,448	—	—	9,043,887	9,043,887
Balance at September 30, 2012	$(367,578)	42,772,928	$213,005,840	$(24,525,004)	$947,291	$189,060,549	$9,139,781

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non- controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2011	$(280,629)	30,122,928	$161,389,189	$(32,945,669)	$(141,326)	$128,021,565	$(9,692,233)
Deconsolidation of VIEs (Note 3)	(7,262)	—	(718,981)	10,722,246		9,996,003	(726,243)
Distributions paid or accrued	(177,643)		(11,296,098)	—	—	(11,473,741)
Net income (loss)	75,212	—	1,942,800	(940,034)	449,866	1,527,844	—
Unrealized gain on securities	91,628	—	9,071,182	—	—	9,162,810	9,162,810
Balance at September 30, 2011	$(298,694)	30,122,928	$160,388,092	$(23,163,457)	$308,540	$137,234,481	$(1,255,666)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For Nine Months Ended,
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net income	$3,546,516	$1,527,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,618,505	4,171,142
Provision for loss from receivables	214,525	725,215
Non-cash loss on derivatives	1,055,311	1,962,016
Gain on sale of MF Property	(1,277,976)	—
Bond discount and premium amortization and accretion	(315,580)	(366,013)
Gain on sale of bonds	(667,821)	—
Gain on asset sold	—	(21,103)
Gain on early extinguishment of debt	—	(104,988)
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(2,834,210)	(2,590,871)
(Increase) decrease in other assets	(842,388)	1,466,137
Increase (decrease) in accounts payable and accrued expenses	(115,371)	302,403
Net cash provided operating activities	3,381,511	7,071,782
Cash flows from investing activities:
Capital expenditures	(4,750,312)	(7,220,528)
Acquisition of tax-exempt mortgage revenue bonds	(10,165,287)	(20,117,500)
Acquisition of public housing capital fund trust certificates	(65,985,913)	—
Acquisition of partnerships, net of cash acquired	(5,500,000)	(24,779,613)
Proceeds from sale of discontinued operation	8,325,000	—
Proceeds from assets sold	—	36,500
Proceeds from the sale of bonds	16,829,960	—
Decrease (increase) in restricted cash	160,820	(154,371)
Restricted cash - debt collateral released	7,895,236	230,046
Change in restricted cash - Ohio sale	—	2,684,876
Cash released upon foreclosure	—	2,235,335
Proceeds from bond retirement	—	6,119,573
Transfer of cash to unconsolidated VIE upon deconsolidation	—	(5,135)
Principal payments received on taxable bonds	95,000	4,528,137
Principal payments received on tax-exempt mortgage revenue bonds	571,458	370,688
Net cash used by investing activities	(52,524,038)	(36,071,992)
Cash flows from financing activities:
Distributions paid	(13,277,258)	(11,473,741)
Net proceeds from sale of beneficial unit certificates	59,948,265	—
Proceeds from debt financing	52,764,044	48,233,354
Sale of LP Interests - Ohio Properties	4,037	—
Decrease in liabilities related to restricted cash	(160,820)	154,371
Debt financing costs	(116,542)	(222,307)
Principal payments on debt financing	(8,484,000)	(10,557,444)
Principal payments on mortgages payable	(6,206,798)	—
Net cash provided by financing activities	84,470,928	26,134,233
Net increase (decrease) in cash and cash equivalents	35,328,401	(2,865,977)
Cash and cash equivalents at beginning of period, including cash and cash equivalents of discontinued operations of $36,507 and $28,365, respectively	20,213,413	13,277,048
Cash and cash equivalents at end of period, including cash and cash equivalents of discontinued operations of $27,354 and $57,994, respectively	$55,541,814	$10,411,071

Supplemental cash flow information:
Cash paid during the period for interest	3,086,659	2,607,888
Distributions declared but not paid	5,705,283	3,803,399
Capital expenditures financed through payables	58,304	9,000,099

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

The condensed consolidated financial statements of the “Company” reported in this Form 10-Q include the assets, liabilities and results of operations of the Partnership, ATAX Capital Fund I LLC, an entity owned and controlled by the Partnership which owns the residual interest in three Public Housing Capital Fund Tender Option Bond Trusts (Note 5), its other Consolidated Subsidiaries and three other consolidated entities in which the Partnership does not hold an ownership interest but which own multifamily apartment properties financed with tax-exempt mortgage revenue bonds held by the Partnership and which are treated as variable interest entities ("VIEs") of which the Partnership has been determined to be the primary beneficiary (“Consolidated VIEs”).  The Consolidated Subsidiaries of the Partnership consist of:

•
ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to hold tax-exempt mortgage revenue bonds in order to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing with Freddie Mac (Note 9).

•
Nine multifamily apartments ("MF Properties") of which three are reported as discontinued operations for all periods presented (Note 8). The MF Properties are owned by five limited partnerships in which a subsidiary of the Partnership holds a 99% limited partner interestfive and four limited liability companies of which a subsidiary of the Partnership owns a 100% member interest.

•	Three apartment properties (the "Ohio Properties") which are subject to a sales agreement continue to be reported by the Partnership as MF Properties for the reasons described in Note 2.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The accompanying interim unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. These condensed consolidated financial statements and notes have been prepared consistently with the 2011 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2012, and the results of operations for the interim periods presented have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

2.  Partnership Income, Expenses and Cash Distributions

The Agreement of Limited Partnership of the Partnership contains provisions for the distribution of Net Interest Income, Net Residual Proceeds and Liquidation Proceeds, for the allocation of income or loss from operations and for the allocation of income and loss arising from a repayment, sale, or liquidation of investments.  Income and losses will be allocated to each unitholder on a periodic basis, as determined by the General Partner, based on the number of BUCs held by each unitholder as of the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each unitholder of record on the last day of each distribution period based on the number of BUCs held by each unitholder as of such date. For purposes of the Agreement of Limited Partnership, cash distributions, if any, received by the Partnership from its indirect interest in MF Properties (Note 6) will be included in the Partnership’s Interest Income and cash distributions received by the Partnership from the sale of such properties will be included in the Partnership Residual Proceeds.

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

In October 2011, the three limited partnerships that own the Ohio Properties admitted two entities that are affiliates of Boston Capital (the “BC Partners”) as new limited partners as part of a syndication of LIHTCs on the Ohio Properties. The BC Partners have agreed to contribute approximately $6.7 million to the equity of these limited partnerships, subject to the Ohio Properties meeting certain debt service coverage ratios specified in the applicable limited partnership agreements. As of September 30, 2012, the Ohio Properties had not yet achieved these debt service coverage ratios and the BC Partners had not contributed a sufficient amount of additional capital to these limited partnerships to allow the Company to deconsolidate the Ohio Properties. Accordingly, the Company will continue to report each Ohio Property as an MF Property, and no gain from the 2010 sale of such Ohio Property will be recognized by the Company, until the Ohio Property achieves specified debt service coverage ratios and the BC Partners have contributed their additional capital to the limited partnership owning the Ohio Property. The Company expects that each of the Ohio Properties will achieve the debt service coverage ratios so that the BC Partners will fully fund their capital commitments during 2012. As that occurs, each Ohio Property will cease to be reported as an MF Property and the Company will recognize the gain for the 2010 sale of the Ohio Property. After that time, the Company will report the tax-exempt mortgage revenue bonds on such Ohio Property as an asset and will report the related interest income on the bond.

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

The Partnership determined that five of the entities financed by tax-exempt mortgage revenue bonds owned by the Partnership are held by VIEs as of September 30, 2012.  These VIEs are Ashley Square, Bent Tree, Cross Creek, Fairmont Oaks, and Lake Forest. The Partnership has determined that the Exchange Accommodation Titleholder ("EAT (Maples on 97th)") is also a VIE based on its Qualified Exchange Accommodation Agreement and Master Lease Agreement with EAT (Maples on 97th). See below for further discussion on which VIEs are consolidated as of the reporting date.

At September 30, 2012 and 2011, the Partnership reported three properties as Consolidated VIEs; Bent Tree, Fairmont Oaks, and Lake Forest and has continued to consolidate these entities. In June 2011, the ownership of Iona Lakes became an unaffiliated not-for-profit entity and Iona Lakes ceased to be reported as a Consolidated VIE. At September 30, 2012, the Partnership reported one additional property as a Consolidated VIE; EAT (Maples on 97th), which reports the property's fixed assets and related depreciation.

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

Consolidated VIEs

The Partnership determined it is the primary beneficiary of the following properties at September 30, 2012: Bent Tree, EAT (Maples on 97th), Fairmont Oaks, and Lake Forest. The capital structure of Bent Tree, Fairmont Oaks, and Lake Forest consists of senior debt, subordinated debt, and equity capital.  The senior debt is in the form of a tax-exempt mortgage revenue bonds and accounts for the majority of each VIE's total capital. As the bondholder, the Partnership is entitled to principal and interest payments and has certain protective rights as established by the bond documents.  The equity ownership of the consolidated VIEs is ultimately held by corporations which are owned by four individuals, two of which are related parties.  Additionally, each of these properties is managed by an affiliate of the Partnership, America First Properties Management Company, LLC (“Properties Management”) which is an affiliate of Burlington.
In August 2012, the Partnership sold the Commons at Churchland property for approximately $8.1 million resulting in a gain of approximately $1.3 million. In a separate August 2012 transaction, the Partnership closed on the purchase of the Maples on 97th property (“replacement property”), located in Omaha, Nebraska, for a purchase price of approximately $5.5 million through the execution of a Qualified Exchange Accommodation Agreement that assigned the right to acquire and own the replacement property to a wholly-owned subsidiary of a Title Company (EAT (Maples on 97th)) for a period not to exceed six months. During this six month holding period, the Partnership will rehabilitate the replacement property. The Partnership lent the EAT (Maples on 97th) the necessary funds to purchase the replacement property; there is no other capital within that entity.
The EAT (Maples on 97th) then executed a Master Lease Agreement and Construction Management Agreement with the Partnership. These two agreements give the Partnership the rights and obligations to manage the replacement property as well as the rehabilitation during the six month hold period. In addition, the Qualified Exchange Accommodation Agreement stipulates that title to the Property is to revert back to a subsidiary of the Partnership no later than the end of the six month holding period. The Partnership has determined that it is the primary beneficiary of the EAT (Maples on 97th). Based on the terms of the Master Lease Agreement, the Partnership has determined that it will report the rental income and related real estate operating expenses for the Maples on 97th property during the six month holding period as an MF Property since it has all the rights and obligations of landlord for the property.

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

The following table presents information regarding the carrying value and classification of the assets held by the Partnership as of September 30, 2012, which constitute a variable interest in Ashley Square and Cross Creek.

	Balance Sheet Classification	Carrying Value	Maximum Exposure to Loss
Ashley Square Apartments
Tax Exempt Mortgage Revenue Bond	Bond Investment	$5,532,076	$5,272,000
Property Loan	Other Asset	4,852,342	1,256,000
		$10,384,418	$6,528,000
Cross Creek Apartments
Tax Exempt Mortgage Revenue Bond	Bond Investment	$8,031,125	$5,994,150
Property Loans	Other Asset	3,383,615	3,383,615
		$11,414,740	$9,377,765

The tax-exempt mortgage revenue bonds are classified on the balance sheet as available for sale investments and are carried at fair value while property loans are presented on the balance sheet as Other assets and are carried at the unpaid principal and interest less any loan loss reserves.  See Note 4 for additional information regarding the bonds and Note 7 for additional information regarding the property loans.  The maximum exposure to loss for the bonds is equal to the unpaid principal balance as of September 30, 2012.  The difference between the carrying value and the maximum exposure to loss is a function of the fair value of the bond.  The difference between the carrying value and the maximum exposure is the value of loan loss reserves that have been previously recorded against the outstanding loan balances.

The following tables present the effects of the consolidation of the Consolidated VIEs on the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

Condensed Consolidating Balance Sheets as of September 30, 2012 and December 31, 2011:

	Partnership as of September 30, 2012	Consolidated VIEs as of September 30, 2012	Consolidation -Elimination as of September 30, 2012	Total as of September 30, 2012
Assets
Cash and cash equivalents	$55,484,126	$30,334	$—	$55,514,460
Restricted cash	4,693,511	1,276,644	—	5,970,155
Interest receivable	14,460,415	—	(5,336,291)	9,124,124
Tax-exempt mortgage revenue bonds held in trust, at fair value	125,004,792	—	(24,826,238)	100,178,554
Tax-exempt mortgage revenue bonds, at fair value	38,623,510	—	—	38,623,510
Public housing capital fund trusts, at fair value	66,163,969	—	—	66,163,969
Real estate assets:
Land	8,523,403	4,372,219	—	12,895,622
Buildings and improvements	76,696,662	35,792,106	—	112,488,768
Real estate assets before accumulated depreciation	85,220,065	40,164,325	—	125,384,390
Accumulated depreciation	(8,404,483)	(13,408,856)	—	(21,813,339)
Net real estate assets	76,815,582	26,755,469	—	103,571,051
Other assets	23,349,351	672,562	(15,732,441)	8,289,472
Assets of discontinued operations	8,224,333	—	—	8,224,333
Total Assets	$412,819,589	$28,735,009	$(45,894,970)	$395,659,628

Liabilities
Accounts payable, accrued expenses and other liabilities	$2,875,306	$26,088,519	$(25,303,059)	$3,660,766
Distribution payable	5,705,283	—	—	5,705,283
Debt financing	153,184,000	—	—	153,184,000
Mortgages payable	39,178,128	24,221,000	(24,221,000)	39,178,128
Liabilities of discontinued operations	4,870,902	—	—	4,870,902
Total Liabilities	205,813,619	50,309,519	(49,524,059)	206,599,079
Partners' Capital
General Partner	(367,578)	—	—	(367,578)
Beneficial Unit Certificate holders	206,426,257	—	6,579,583	213,005,840
Unallocated deficit of Consolidated VIEs	—	(21,574,510)	(2,950,494)	(24,525,004)
Total Partners' Capital	206,058,679	(21,574,510)	3,629,089	188,113,258
Noncontrolling interest	947,291	—	—	947,291
Total Capital	207,005,970	(21,574,510)	3,629,089	189,060,549
Total Liabilities and Partners' Capital	$412,819,589	$28,735,009	$(45,894,970)	$395,659,628

	Partnership as of December 31, 2011	Consolidated VIEs as of December 31, 2011	Consolidation -Elimination as of December 31, 2011	Total as of December 31, 2011
Assets
Cash and cash equivalents	$20,164,188	$12,718	$—	$20,176,906
Restricted cash	12,754,035	937,053	—	13,691,088
Interest receivable	11,395,266	—	(4,410,288)	6,984,978
Tax-exempt mortgage revenue bonds held in trust, at fair value	132,920,723	—	(23,767,936)	109,152,787
Tax-exempt mortgage revenue bonds, at fair value	26,542,565	—	—	26,542,565
Real estate assets:
Land	7,144,866	3,250,044	—	10,394,910
Buildings and improvements	72,303,086	31,607,993	—	103,911,079
Real estate assets before accumulated depreciation	79,447,952	34,858,037	—	114,305,989
Accumulated depreciation	(5,931,860)	(12,332,334)	—	(18,264,194)
Net real estate assets	73,516,092	22,525,703	—	96,041,795
Other assets	20,080,854	839,879	(10,851,419)	10,069,314
Assets of discontinued operations	15,317,112	—	—	15,317,112
Total Assets	$312,690,835	$24,315,353	$(39,029,643)	$297,976,545

Liabilities
Accounts payable, accrued expenses and other liabilities	$2,256,569	$24,780,781	$(23,805,990)	$3,231,360
Distribution payable	3,911,340	—	—	3,911,340
Debt financing	112,673,000	—	—	112,673,000
Mortgages payable	35,464,455	24,407,000	(24,407,000)	35,464,455
Liabilities of discontinued operations	11,107,345	—	—	11,107,345
Total Liabilities	165,412,709	49,187,781	(48,212,990)	166,387,500
Partners' Capital
General Partner	(354,006)	—	—	(354,006)
Beneficial Unit Certificate holders	147,087,347	—	7,823,881	154,911,228
Unallocated deficit of Consolidated VIEs	—	(24,872,428)	1,359,466	(23,512,962)
Total Partners' Capital	146,733,341	(24,872,428)	9,183,347	131,044,260
Noncontrolling interest	544,785	—	—	544,785
Total Capital	147,278,126	(24,872,428)	9,183,347	131,589,045
Total Liabilities and Partners' Capital	$312,690,835	$24,315,353	$(39,029,643)	$297,976,545

Condensed Consolidating Statements of Operations for the three months ended September 30, 2012 and 2011:

	Partnership For the Three Months Ended September 30, 2012	Consolidated VIEs For the Three Months Ended September 30, 2012	Consolidation -Elimination For the Three Months Ended September 30, 2012	Total For the Three Months Ended September 30, 2012
Revenues:
Property revenues	$2,799,857	$1,203,887	$—	$4,003,744
Investment income	3,490,431	—	(379,714)	3,110,717
Other income	15,224	—	—	15,224
Total revenues	6,305,512	1,203,887	(379,714)	7,129,685
Expenses:
Real estate operating (exclusive of items shown below)	1,613,087	959,870	—	2,572,957
Recovery of loss on receivables	(261,825)	—	—	(261,825)
Depreciation and amortization	1,091,999	388,353	(10,876)	1,469,476
Interest	1,551,543	808,841	(808,841)	1,551,543
General and administrative	834,301	—	—	834,301
Total expenses	4,829,105	2,157,064	(819,717)	6,166,452
Income (loss) from operations	1,476,407	(953,177)	440,003	963,233
Income from discontinued operations (including gain on sale of MF Property of $1,277,976)	1,385,433	—	—	1,385,433
Net income (loss)	2,861,840	(953,177)	440,003	2,348,666
Net income attributable to noncontrolling interest	137,099	—	—	137,099
Net income (loss) - America First Tax Exempt Investors, L. P.	$2,724,741	$(953,177)	$440,003	$2,211,567

	Partnership For the Three Months Ended September 30, 2011	Consolidated VIEs For the Three Months Ended September 30, 2011	Consolidation -Elimination For the Three Months Ended September 30, 2011	Total For the Three Months Ended September 30 , 2011
Revenues:
Property revenues	$2,390,421	$1,208,534	$—	$3,598,955
Investment income	2,849,396	—	(383,520)	2,465,876
Other income	359,167	—	—	359,167
Total revenues	5,598,984	1,208,534	(383,520)	6,423,998
Expenses:
Real estate operating (exclusive of items shown below)	1,358,372	729,713	—	2,088,085
Provision for loss on receivables	14,525	—	—	14,525
Depreciation and amortization	973,316	347,518	(9,234)	1,311,600
Interest	2,036,470	789,331	(789,331)	2,036,470
General and administrative	725,115	—	—	725,115
Total expenses	5,107,798	1,866,562	(798,565)	6,175,795
Income (loss) from operations	491,186	(658,028)	415,045	248,203
Income from discontinued operations	29,218	—	—	29,218
Net income (loss)	520,404	(658,028)	415,045	277,421
Net income attributable to noncontrolling interest	145,369	—	—	145,369
Net income (loss) - America First Tax Exempt Investors, L. P.	$375,035	$(658,028)	$415,045	$132,052

Condensed Consolidating Statements of Operations for the nine months ended September 30, 2012 and 2011:

	Partnership For the Nine Months Ended September 30, 2012	Consolidated VIEs For the Nine Months Ended September 30, 2012	Consolidation -Elimination For the Nine Months Ended September 30, 2012	Total For the Nine Months Ended September 30, 2012
Revenues:
Property revenues	$7,843,065	$3,598,541	$—	$11,441,606
Investment income	8,912,856	—	(1,142,089)	7,770,767
Gain on sale of bonds	667,821	—	—	667,821
Other income	97,996	—	—	97,996
Total revenues	17,521,738	3,598,541	(1,142,089)	19,978,190
Expenses:
Real estate operating (exclusive of items shown below)	4,412,744	2,399,206	—	6,811,950
Provision for loss on receivables	214,525	—	—	214,525
Depreciation and amortization	3,099,153	1,102,000	(32,712)	4,168,441
Interest	4,317,329	2,411,676	(2,411,676)	4,317,329
General and administrative	2,533,246	—	—	2,533,246
Total expenses	14,576,997	5,912,882	(2,444,388)	18,045,491
Income (loss) from continuing operations	2,944,741	(2,314,341)	1,302,299	1,932,699
Income from discontinued operations (including gain on sale of MF Property of $1,277,976)	1,613,817	—	—	1,613,817
Net income (loss)	4,558,558	(2,314,341)	1,302,299	3,546,516
Net income attributable to noncontrolling interest	398,469	—	—	398,469
Net income (loss) - America First Tax Exempt Investors, L. P.	$4,160,089	$(2,314,341)	$1,302,299	$3,148,047

	Partnership For the Nine Months Ended September 30, 2011	Consolidated VIEs For the Nine Months Ended September 30, 2011	Consolidation -Elimination For the Nine Months Ended September 30, 2011	Total For the Nine Months Ended September 30, 2011
Revenues:
Property revenues	$5,534,453	$4,755,337	$—	$10,289,790
Investment income	8,729,857	—	(1,635,308)	7,094,549
Other income	654,490	4,133,477	(4,028,489)	759,478
Total revenues	14,918,800	8,888,814	(5,663,797)	18,143,817
Expenses:
Real estate operating (exclusive of items shown below)	3,276,179	2,826,177	—	6,102,356
Provision for loss on receivables	725,215	—	—	725,215
Depreciation and amortization	2,171,090	1,366,577	(27,703)	3,509,964
Interest	4,421,608	3,243,737	(3,243,737)	4,421,608
General and administrative	2,044,132	—	—	2,044,132
Total expenses	12,638,224	7,436,491	(3,271,440)	16,803,275
Income (loss) from continuing operations	2,280,576	1,452,323	(2,392,357)	1,340,542
Income from discontinued operations	187,302	—	—	187,302
Net income (loss)	2,467,878	1,452,323	(2,392,357)	1,527,844
Net income attributable to noncontrolling interest	449,866	—	—	449,866
Net income (loss) - America First Tax Exempt Investors, L. P.	$2,018,012	$1,452,323	$(2,392,357)	$1,077,978

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

	September 30, 2012
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Ashley Square (1)	$5,272,000	$260,076	$—	$5,532,076
Autumn Pines (2)	12,311,758	1,013,109	—	13,324,867
Bella Vista (1)	6,600,000	118,140	—	6,718,140
Bridle Ridge (1)	7,765,000	135,732	—	7,900,732
Brookstone (1)	7,449,870	1,499,825	—	8,949,695
Cross Creek (1)	5,994,150	2,036,975	—	8,031,125
Lost Creek (1)	15,957,472	3,567,600	—	19,525,072
Runnymede (1)	10,645,000	535,444	—	11,180,444
Southpark (1)	11,985,096	2,540,044	—	14,525,140
Woodlynn Village (1)	4,476,000	15,263	—	4,491,263
Tax-exempt mortgage revenue bonds held in trust	$88,456,346	$11,722,208	$—	$100,178,554

	September 30, 2012
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Arbors at Hickory Ridge	$10,165,287	568,513	—	$10,733,800
Iona Lakes	15,630,000	858,087	—	16,488,087
Woodland Park	15,662,000	—	(4,260,377)	11,401,623
Tax-exempt mortgage revenue bonds	$41,457,287	$1,426,600	$(4,260,377)	$38,623,510

(1) Bonds owned by ATAX TEBS I, LLC, Note 9
(2) Bond held by Deutsche Bank in a secured financing transaction, Note 9

	December 31, 2011
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gains	Unrealized Loss	Estimated Fair Value
Ashley Square (1)	$5,308,000	$—	$—	$5,308,000
Autumn Pines (1)	12,280,776	—	(152,094)	12,128,682
Bella Vista (1)	6,650,000	—	(405,184)	6,244,816
Bridle Ridge (1)	7,815,000	—	(469,056)	7,345,944
Brookstone (1)	7,437,947	1,116,538	—	8,554,485
Cross Creek (1)	5,961,478	1,824,167	—	7,785,645
GMF-Madison Tower (2)	3,810,000	51,130	—	3,861,130
GMF-Warren/Tulane (2)	11,815,000	321,722	—	12,136,722
Lost Creek (1)	16,051,048	1,962,587	—	18,013,635
Runnymede (1)	10,685,000	—	(434,452)	10,250,548
Southpark (1)	11,925,483	1,431,637	—	13,357,120
Woodlynn Village (1)	4,492,000	—	(325,940)	4,166,060
Tax-exempt mortgage revenue bonds held in trust	$104,231,732	$6,707,781	$(1,786,726)	$109,152,787

	December 31, 2011
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Iona Lakes	$15,720,000	$160,658	$—	$15,880,658
Woodland Park	15,662,000	—	(5,000,093)	10,661,907
Tax-exempt mortgage revenue bonds	$31,382,000	$160,658	$(5,000,093)	$26,542,565

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

In May 2012, the outstanding GMF-Madison Tower Apartments and GMF-Warren/Tulane Apartments tax-exempt mortgage revenue bonds held by the Company were sold for an amount greater than the outstanding principal and accrued base interest. The Company received approximately $4.1 million for the GMF-Madison Tower Apartments tax-exempt mortgage revenue bond and approximately $12.7 million from the GMF-Warren/Tulane Apartments tax-exempt mortgage revenue bond resulting in an approximate $668,000 realized gain.

Valuation - As all of the Company’s investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  Due to the limited market for the tax-exempt mortgage revenue bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the bonds.  There is no active trading market for the bonds and price quotes for the bonds are not generally available.  As of September 30, 2012, all of the Company’s tax-exempt mortgage revenue bonds were valued using discounted cash flow and yield to maturity analyses performed by management.  Management’s valuation encompasses judgment in its application.  The key assumption in management’s yield to maturity analysis is the range of effective yields on the individual bonds.  The effective yield analysis for each bond considers the current market yield on similar bonds as well as the debt service coverage ratio of each underlying property serving as collateral for the bond. At September 30, 2012, the range of effective yields on the individual bonds was 5.7% to 8.4%.  At December 31, 2011, the range of effective yields on the individual bonds was 6.3% to 9.0%. Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these bonds.  Assuming a 10% adverse change in the key assumption, the effective yields on the individual bonds would increase to a range of 6.2% to 9.3% and would result in additional unrealized losses on the bond portfolio of approximately $10.1 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  Pricing services, broker quotes and management’s analyses provide indicative pricing only.

Unrealized gains or losses on these tax-exempt mortgage revenue bonds are recorded in accumulated other comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. As of September 30, 2012, the Woodland Park bond investment has been in an unrealized loss position for greater than twelve months.  The Company reviewed this mortgage revenue bond for impairment. The Company's ability to recover the tax-exempt mortgage revenue bond's entire amortized cost basis is dependent upon the issuer being able to recover the collateral. Based upon this evaluation, the current unrealized loss on this bond is considered to be temporary.  Valuation of the bond in an unrealized loss position has improved during the first nine months of 2012. If the credit and capital markets would deteriorate, the Company experiences deterioration in the values of its investment portfolio, or if the Company’s intent and ability to hold certain bonds changes, the Company may incur impairments to its investment portfolio which could negatively impact the Company’s financial condition, cash flows, and reported earnings.

The Partnership previously identified the Woodland Park tax-exempt mortgage revenue bond for which certain actions may be necessary to protect the Partnership’s position as a secured bondholder and lender. The Company evaluated the Woodland Park bond holding for an other-than-temporary decline in value as of December 31, 2011 (see Form 10-K, Footnote 5 for discussion of our impairment testing method which remains the same).  Based on this evaluation, the Company has concluded that no other-than-temporary impairment of the Woodland Park bond existed at December 31, 2011. However, the evaluation determined that the interest receivable accrued on the Woodland Park bond was impaired and an approximate $953,000 allowance for loss on receivables was recorded during fiscal year 2011. The Partnership received one interest payment in 2012 but has recorded an additional allowance of approximately $215,000 against the remaining interest receivable in the first nine months of 2012. The Partnership continues to monitor these investments for changes in circumstances that might warrant an impairment charge.  As of December 31, 2011, the property had 215 units leased out of total available units of 236, or 91% physical occupancy. As of September 30, 2012, occupancy had decreased to 202 units leased, or 86% physical occupancy which we believe is a temporary decline. America First Properties Management Company, LLC, an affiliate of AFCA 2, provides management for this property. Measures have been implemented that we believe will increase the physical occupancy of this property to at or above 90% as of January 1, 2013, which will increase the property's net operating income and ensure that net operating income is in line with what had been projected for 2013 in the most recent evaluation for other than temporary impairment. Based on this evaluation, the current unrealized loss on this bond is considered to be temporary.

5. Public Housing Capital Fund Trust Certificates

In July 2012, the Company purchased 100% of the residual participation receipts (“LIFERs”) in tender option bond trusts (“PHC TOB Trusts”) which acquired approximately $65.3 million of Public Housing Capital Fund Certificates (“PHC Certificates”) issued by three trusts ("PHC Trusts") sponsored by Deutsche Bank ("DB"). The assets held by the PHC Trusts consist of custodial receipts evidencing loans made to a number of local public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by the United States Department of Housing and Urban Development (“HUD”) under HUD's Capital Fund Program established under Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”). The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities' respective obligations to pay principal and interest on their loans. The loans payable by the public housing authorities are not debts, nor guaranteed by the United States of America or HUD. Interest payable on the public housing authority debt held by the PHC Trusts is exempt from federal income taxes. The PHC Certificates issued by each of the PHC Trusts have been rated investment grade by Standard & Poor's.
The Company purchased the LIFERS issued by the PHC TOB Trusts for approximately $16.0 million and pledged the LIFERS to the trustee to secure certain reimbursement obligations of the Company as the holder of LIFERS. The PHC TOB Trusts also issued senior floating-rate participation interest (“SPEARS”) of approximately $49.0 million to unaffiliated investors. The SPEARS represent senior interests in the PHC TOB Trusts and have been credit enhanced by DB. The LIFERS entitle the Company to all principal and interest payments received by the PHC TOB Trusts on the $65.3 million of PHC Certificates held by it after preferred return payments due to the holders of the SPEARS and trust costs. The SPEARS bear interest at a variable rate based on SIFMA.

The Company determined that the three PHC TOB trusts are variable interest entities and that the Company was the primary beneficiary of each of the three PHC TOB trusts. As a result, the Company reports the PHC TOB Trusts on a consolidated basis and the SPEARS as debt financing. In determining the primary beneficiary of these specific VIEs, the Company considered who has the power to control the activities of the VIEs which most significantly impact their financial performance, the risks that the entity was designed to create, and how each risk affects the VIE. The indenture for the PHC TOB trusts stipulates that the Company has the sole right to cause the PHC TOB trusts to sell the PHC Certificates. If they were sold, the extent to which the VIEs will be exposed to gains or losses associated with variability in the PHC Certificates' fair value arising from changes in municipal bond market rates therefore would result from decisions made by the Company.

The Company had the following investments in the PHC Certificates on September 30, 2012:

Description of Public Housing Capital Fund Trust Certificates	Cost adjusted for amortization of premium and discounts	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Public Housing Capital Fund Trust Certificate I	$28,154,088	$400,908	$—	$28,554,996
Public Housing Capital Fund Trust Certificate II	17,431,891	—	(27,313)	17,404,578
Public Housing Capital Fund Trust Certificate III	20,385,784	—	(181,389)	20,204,395
	$65,971,763	$400,908	$(208,702)	$66,163,969

Valuation - As all of the Company’s investments in PHC Certificates are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  Due to the limited market for the PHC Certificates, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the certificates.  The estimates of the fair values of these PHC certificates is based on a yield to maturity analysis which begins with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts adjusted largely for unobservable inputs the General Partner believes would be used by market participants. Management’s valuation encompasses judgment in its application and pricing as determined by pricing services, when available, is compared to Management's estimates.  The PHC Certificates are AA and BBB rated. At September 30, 2012, the range of effective yields on the individual bonds was 4.5% to 5.8%.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these bonds.  Assuming a 10% adverse change in the key assumption, the effective yields on the individual bonds would increase to a range of 4.9% to 6.4% and would result in additional unrealized losses on the bond portfolio of approximately $2.9 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider other information from external sources, such as pricing services.  Pricing services and management’s analysis provide indicative pricing only.

The following table sets forth certain information relating to the PHC Certificates held in the PHC TOB Trusts:

	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate over Life	Principal Outstanding September 30, 2012
Public Housing Capital Fund Trust Certificate I	12.75	AA-	5.330%	$26,406,558
Public Housing Capital Fund Trust Certificate II	12.3	AA-	4.240%	17,959,713
Public Housing Capital Fund Trust Certificate III	13.3	BBB	5.410%	20,898,432
Total Public Housing Capital Fund Trust Certificates				$65,264,703

The Company executed an investment placement agreement with AFCA 2 in connection with this transaction. AFCA 2 received a fee of approximately $653,000 from the Company in connection with this agreement which was paid in July 2012. This fee is consistent with the mortgage placement fees that AFCA 2 has earned previously in connection with the acquisition of tax-exempt mortgage revenue bonds by the Company.

6.  Real Estate Assets

MF Properties

To facilitate its investment strategy of acquiring additional tax-exempt mortgage revenue bonds secured by MF Properties, the Company has acquired through its various subsidiaries 99% limited partner positions in five limited partnerships and 100% member positions in four limited liability companies that own the MF Properties.  Three of the five limited partnerships are reported as discontinued operations in all periods presented. The financial statements of these properties are consolidated with those of the Company.  The general partners of these partnerships are unaffiliated parties and their 1% ownership interest in these limited partnerships is reflected in the Company’s consolidated financial statements as noncontrolling interests.  The Company expects each of these MF Properties to eventually be sold either to a not-for-profit entity or in connection with a syndication of LIHTCs. The Company expects to purchase tax-exempt mortgage revenue bonds issued by the new property owners as part of the restructuring.

Recent Transactions

In October 2012, the limited partnership that owns the Greens of Pine Glen Property admitted two entities that are affiliates of Boston Capital (“BC Partners”) as new limited partners as part of a syndication of LIHTCs on the Greens of Pine Glen Property. Prior to the execution of the admittance of the new limited partners, the Company had entered into an agreement to sell the Greens of Pine Glen Property for approximately $7.3 million to the third party not-for-profit which is the general partner of the limited partnership that now owns the Greens of Pine Glen property.   That sale was conditional on securing the tax-exempt bond and LIHTCs from the North Carolina Housing Finance Agency.  These new limited partners are obligated to invest approximately $3.2 million of capital into the property, the majority of which is expected to be received prior to October 1, 2013. In September 2012, a purchase and sale agreement was executed for the Eagle Ridge property and the sale is expected to occur before the end of 2012. In August 2012, the Partnership sold the Commons at Churchland property for approximately $8.1 million resulting in a gain of approximately $1.3 million. These transactions resulted in the properties being reported as a discontinued operation for all periods reported (Note 8).

The Partnership purchased land adjacent to DeCordova property for approximately $153,000 in 2011, and completed the construction of 34 additional units in the third quarter of 2012. The units are leased as market rate units.

In February 2012, the Company secured a $2.0 million construction loan for the expansion of the DeCordova property. The construction loan is with an unrelated third party and carries a fixed annual interest rate of 5.0%, maturing on February 1, 2017. On September 30, 2012 the balance of this loan was approximately $2.0 million.

As of September 30, 2012, the Company has a $6.5 million construction loan secured by the DeCordova and Weatherford properties. This construction loan was used to fund the completion of Weatherford. The construction loan is with an unrelated third party and carries a fixed annual interest rate of 5.9%, maturing on July 28, 2015. This agreement requires $500,000 to be held by the Company as restricted cash.

Acquisitions
In August 2012, the Company closed on the purchase of the Maples on 97th property, a 258 unit facility located in Omaha, Nebraska, for a purchase price of approximately $5.5 million through the execution of a Qualified Exchange Accommodation Agreement that assigned the right to acquire and own the Maples on 97th property to a wholly-owned subsidiary of a Title Company, (EAT (Maples on 97th)), for a period not to exceed six months. During this six month hold period, the Company will rehabilitate the property. The Company lent the EAT (Maples on 97th) the necessary funds to purchase the replacement property; there is no other capital within that entity. The EAT (Maples on 97th) then executed a Master Lease Agreement and Construction Management Agreement with the Company. These two agreements give the Company the rights and obligations to manage the replacement property as well as the rehabilitation during the six month hold period.

This acquisition is disclosed pursuant to the accounting guidance on business combinations. A condensed balance sheet at the date of acquisition is included below.

Maples on 97th 8/29/2012 (Date of Acquisition)
Other current assets	$44,534
In-place lease assets	428,865
Real estate assets	5,071,135
Total Assets	$5,544,534
Accounts payable, accrued expenses and other	$69,120
Stockholders' equity	5,475,414
Total liabilities and stockholders' equity	$5,544,534

In June 2011, the Company purchased 810 Schutte Road LLC ("Eagle Village"), a 511 bed student housing facility located in Evansville, Indiana for a total purchase price of approximately $8.9 million. In March 2011, the Company also purchased The Arboretum on Farnam Drive ("Arboretum"), 145 unit independent senior living facility located in Omaha, Nebraska for approximately $20.0 million. That purchase price allocation for Eagle Village and Arboretum did not change from what was disclosed in the December 31, 2011 Form 10-K.

The table below shows the pro forma condensed consolidated results of operations of the Company as if the Eagle Village, Arboretum, and Maples on 97th had been acquired at the beginning of the periods presented:

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For Nine Months Ended September 30, 2012	For Nine Months Ended September 30, 2011	For the Year Ended December 31, 2011

Revenues	$7,431,046	$6,873,761	$21,329,105	$20,729,028	$30,667,528
Net income (loss)	2,238,259	159,798	3,250,833	1,272,093	(2,075,272)
Net income (loss) allocated to unitholders	2,417,204	398,754	3,753,255	2,135,887	(938,865)
Unitholders' interest in net income (loss) per unit (basic and diluted)	$0.06	$0.01	$0.10	$0.07	$(0.03)

The Company had the following investments in MF Properties as of September 30, 2012 and December 31, 2011:

MF Properties
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at September 30, 2012
Arboretum	Omaha, NE	145	$1,720,740	$18,967,844	$20,688,584
Eagle Village	Evansville, IN	511	564,726	12,277,210	12,841,936
Meadowview	Highland Heights, KY	118	688,539	5,191,022	5,879,561
Glynn Place	Brunswick, GA	128	743,996	4,720,807	5,464,803
Residences of DeCordova	Granbury, TX	110	680,852	8,245,055	8,925,907
Residences of Weatherford	Weatherford, TX	76	533,000	7,064,152	7,597,152
					61,397,943
Less accumulated depreciation (depreciation expense of approximately $1.7 million in 2012)					(4,749,866)
Balance at September 30, 2012					$56,648,077
MF Properties Subject to Sales Agreement
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at September 30, 2012
Crescent Village	Cincinnati, OH	90	$353,117	$6,266,723	$6,619,840
Willow Bend	Hilliard, OH	92	580,130	5,029,764	5,609,894
Postwoods	Reynoldsburg, OH	180	1,148,504	10,443,884	11,592,388
					23,822,122
Less accumulated depreciation (depreciation expense of approximately $696,000 in 2012)					(3,654,617)
Balance at September 30, 2012					$20,167,505

MF Properties
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2011
Arboretum	Omaha, NE	145	$1,720,740	$18,730,388	$20,451,128
Eagle Ridge	Erlanger, KY	64	290,763	2,485,433	2,776,196
Eagle Village	Evansville, IN	511	564,726	12,230,322	12,795,048
Meadowview	Highland Heights, KY	118	688,539	5,082,090	5,770,629
Glynn Place	Brunswick, GA	128	743,996	4,677,793	5,421,789
Greens of Pine Glen	Durham, NC	168	1,744,761	5,256,692	7,001,453
Residences of DeCordova	Granbury, TX	76	679,495	4,960,461	5,639,956
Residences of Weatherford	Weatherford, TX	76	533,000	5,105,278	5,638,278
					65,494,477
Less accumulated depreciation (depreciation expense of approximately $2.3 million in 2011)					(4,527,400)
Balance at December 31, 2011					$60,967,077
MF Properties Subject to Sales Agreement
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2011
Crescent Village	Cincinnati, OH	90	$353,117	$6,238,827	$6,591,944
Willow Bend	Hilliard, OH	92	580,130	5,008,793	5,588,923
Postwoods	Reynoldsburg, OH	180	1,148,504	10,401,752	11,550,256
					23,731,123
Less accumulated depreciation (depreciation expense of approximately $829,000 in 2011)					(2,958,263)
Balance at December 31, 2011					$20,772,860

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

The Company consolidated the following properties owned by Consolidated VIEs in continuing operations as of September 30, 2012 and December 31, 2011:

Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at September 30, 2012
Bent Tree Apartments	Columbia, SC	232	$986,000	$11,843,206	$12,829,206
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,680,274	9,530,674
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	11,336,509	12,733,309
EAT (Maples on 97th)	Omaha, NE	258	905,000	4,166,136	5,071,136
					40,164,325
Less accumulated depreciation (depreciation expense of approximately $1.1 million in 2012)					(13,408,856)
					$26,755,469
Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2011
Bent Tree Apartments	Columbia, SC	232	$986,000	$11,758,519	$12,744,519
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,615,014	9,465,414
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	11,251,304	12,648,104
					34,858,037
Less accumulated depreciation (depreciation expense of approximately $1.7 million in 2011)					(12,332,334)
Balance at December 31, 2011					$22,525,703

7. Other Assets

The Company had the following Other assets as of dates shown:

	September 30, 2012	December 31, 2011
Property loans receivable	$20,578,663	$19,808,803
Less: Loan loss reserves	(18,397,512)	(16,782,918)
Deferred financing costs - net	3,670,897	3,810,438
Fair value of derivative contracts	267,959	1,323,270
Taxable bonds at fair market value	724,145	774,946
Other assets	1,445,320	1,134,775
Total Other assets	$8,289,472	$10,069,314

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

During the first nine months of 2012, the Partnership advanced additional funds to Ashley Square, Cross Creek, and Iona Lakes of approximately $66,000, $150,000 and $285,000, respectively. In addition, Cross Creek paid approximately $330,000 which was applied against the loan receivable. During the first nine months of 2012, the Partnership recorded loan loss reserves equal to the accrued interest on the Ashley Square, Cross Creek, Iona Lakes and Woodland Park property loans.

In conjunction with the purchase of the Arbors of Hickory Ridge tax-exempt mortgage revenue bond, an affiliate of the Global Ministries Foundation, a not-for-profit entity unrelated to the Company acquired the multi-family property securing the bond. At closing, the Company also secured a $600,000 promissory note receivable as a fee for identifying this property acquisition and performing the related due diligence. This promissory loan is payable by the property at either the date the $10 million tax-exempt mortgage revenue bond is restructured, upon the full repayment of the tax-exempt mortgage revenue bond, or June 14, 2022. As it is not reasonably assured when the tax-exempt mortgage revenue bond or related interest will be restructured or repaid in full, an allowance has been recorded against the loan receivable and accrued interest. Interest on the loan accrues at 12% but is not due until maturity.

The following is a summary of the taxable loans, accrued interest and allowance on the amounts due at September 30, 2012 and December 31, 2011, respectively:

	September 30, 2012
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Net Taxable Loans
Ashley Square	$4,852,342	$1,586,042	$(5,182,384)	$1,256,000
Cross Creek	6,588,087	1,518,338	(4,722,810)	3,383,615
Iona Lakes	7,624,118	2,687,370	(6,688,992)	3,622,496
Arbors at Hickory Ridge	600,000	21,296	(621,296)	—
Woodland Park	914,116	267,914	(1,182,030)	—
	$20,578,663	$6,080,960	$(18,397,512)	$8,262,111

	December 31, 2011
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Net Taxable Loans
Ashley Square	$4,786,342	$1,331,186	$(4,927,528)	$1,190,000
Cross Creek	6,769,227	1,360,270	(4,564,742)	3,564,755
Iona Lakes	7,339,118	2,207,301	(6,208,923)	3,337,496
Woodland Park	914,116	167,609	(1,081,725)	—
	$19,808,803	$5,066,366	$(16,782,918)	$8,092,251

The following is a detail of loan loss reserves for the nine months and year ended September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Balance, beginning of year	$16,782,918	$9,899,719
Provision for loan loss	—	4,242,571
Allowance related to note - Arbors of Hickory Ridge	600,000	—
Deconsolidation of VIEs	—	1,861,051
Accrued interest not recognized	1,014,594	779,577
Balance, end of year	$18,397,512	$16,782,918

Accrued interest not recognized represents interest accrued that the Partnership has determined they are not reasonably assured of collecting. During first nine months of 2012 and the year ended 2011, the Partnership recorded an allowance for accrued interest not recognized on Ashley Square, Cross Creek, Iona Lakes, and Woodland Park taxable loans.

8.  Discontinued Operations

In October 2012, the limited partnership that owns the Greens of Pine Glen property admitted two entities that are affiliates of Boston Capital (“BC Partners”) as new limited partners as part of a syndication of LIHTCs on the Greens of Pine Glen property. Prior to the execution of the admittance of the new limited partners, the Company had entered into an agreement to sell the Greens of Pine Glen Property for approximately$7.3 million to the third party not-for-profit which is the general partner of the limited partnership that now owns the Greens of Pine Glen property.   That sale was conditional on securing the tax-exempt bond and low-income housing tax credits from the North Carolina Housing Finance Agency.  At closing, the BC Partners invested $961,000 of equity into this limited partnership and is obligated to invest another $2.2 million at contractual scheduled milestones tied to construction, the property reaching a specified debt service coverage ratio, the designation from the state of the tax credits, with the final payment being received no earlier than October 1, 2013.   The Company purchased 100% of the tax-exempt mortgage revenue bonds issued as part of the agreement to finance the acquisition and rehabilitation of the Greens at Pine Glen property. The Series A bonds have a $8,515,000 par value and bear interest at 6.5%. The Series B bond has a $950,000 par value and bears interest at 12%. Both series of bonds mature in October 1, 2047. The Company also obtained an $850,000 taxable loan secured by the Greens of Pine Glen property at closing.  The construction is estimated to be 75% completed by June 30, 2013 and fully completed by October 31, 2013, and each of these milestones requires capital contributions by the limited partners. As there will be sufficient equity invested to recognize a real estate sale for accounting purposes at 75% completion of construction and the Company no longer has responsibility for the general operations of the property, this MF Property has met the criteria for discontinued operations presentation and has been reported as such in the condensed consolidated financial statements for all periods presented. The net fixed assets and total assets of the Greens of Pine Glen property were approximately $5.7 million and $5.9 million at September 30, 2012, and $6.0 million and $6.2 million at December 31, 2011.

In September 2012, a purchase and sale agreement was executed for the Eagle Ridge property. This property sale is expected to be completed before the end of 2012 and results in the property being reported as a discontinued operation for all periods reported. The net fixed assets and total assets of the Eagle Ridge property were approximately $2.2 million and $2.3 million at September 30, 2012, and $2.3 million and $2.3 million at December 31, 2011. The projected proceeds from the sale of the property are greater than the $2.3 million total assets.
In March 2012, a brokerage contract was executed to list the Churchland property for sale and was subsequently sold in August, 2012. The Partnership sold the Commons at Churchland property for approximately $8.1 million resulting in a gain of approximately $1.3 million. The Churchland property reported $6.8 million of total discontinued operation assets at December 31, 2011.

The following represents the components of the assets and liabilities of the discontinued operations:

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$27,354	$36,507
Restricted cash	200,555	214,278
Land	895,260	2,066,406
Buildings and improvements	8,941,987	15,271,589
Real estate assets before accumulated depreciation	9,837,247	17,337,995
Accumulated depreciation	(1,927,600)	(2,576,000)
Net real estate assets	7,909,647	14,761,995
Other assets	86,777	304,332
Total assets from discontinued operations	8,224,333	15,317,112
Accounts payable and accrued expenses	242,902	327,916
Mortgage payable	4,628,000	10,779,429
Total liabilities from discontinued operations	4,870,902	11,107,345
Net equity of discontinued operations	$3,353,431	$4,209,767

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

The following presents the revenues, expenses and income from discontinued operations:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2012	2011	2012	2011
Rental revenues	$1,946,048	$720,416	$3,451,195	$2,163,858
Expenses	560,615	691,198	1,837,378	1,976,556
Income from discontinued operations	$1,385,433	$29,218	$1,613,817	$187,302

9.  Debt Financing

The Company currently has outstanding debt financing of $153.2 million under separate credit facilities.

Tender Option Bond Financings

In July 2011, the Company executed a Master Trust Agreement with DB which allows the Company to execute multiple Tender Option Bond ("TOB") structures upon the approval and agreement of terms by DB. Under each TOB structure issued through the Master Trust Agreement, the TOB trustee issues senior floating-rate participation interests ("SPEARS"), and LIFERS. Theses SPEARS and LIFERS represent beneficial interests in the securitized asset held by the TOB trustee. The Company will purchase the LIFERS from each of these TOB Trusts which will grant them certain rights to the securitized assets. The Master Trust Agreement with DB has covenants that the Company is required to maintain compliance, the most restrictive of which at September 30, 2012 is that cash available to distribute for the trailing twelve months must be at least two times trailing twelve month interest expense. The Company was in compliance with all of these covenants as of September 30, 2012. If the Company were to be out of compliance with any of these covenants, it would trigger a termination event of the financing facilities.

In July 2012, the Company purchased the PHC Certificate LIFERS issued by the PHC TOB Trusts for approximately $16.0 million and pledged the LIFERS to the trustee to secure certain reimbursement obligations of the Company as the holder of LIFERS. The Company is consolidating the PHC TOB Trust as it has determined it is the primary beneficiary of these variable interest entities. The PHC TOB Trusts issued SPEARS of approximately $49.0 million to unaffiliated investors. The SPEARS represent senior interests in the PHC TOB Trusts and have been credit enhanced by DB. The LIFERS entitle the Company to all principal and interest payments received by the PHC TOB Trusts on the $65.3 million of PHC Certificates held by it after payments due to the holders of the SPEARS and trust costs. The amount owed to the SPEARS owners is approximately $49.0 million at September 30, 2012.

In July 2011, the Company closed a $10.0 million financing utilizing the TOB structure with the DB securitizing the Company's $13.4 million Autumn Pines Apartments tax-exempt mortgage revenue bond. In December 2011, the Company closed a separate TOB financing structure in the amount of $7.8 million with DB securitizing the Company's $15.6 million GMF-Warren/Tulane Apartments and GMF-Madison Apartments tax-exempt mortgage revenue and taxable mortgage revenue bonds.  In May 2012, the Company retired the$7.8 million TOB financing structure when the GMF-Warren/Tulane and GMF-Madison Tower tax-exemept mortgage revenue bonds were sold. At September 30, 2012, the Company owed $9.9 million on a single TOB facility and at December 31, 2011, the Company owed $17.7 million on both TOB facilities. Under these TOB structures, the Company transferred the bonds to a custodian and trustee that provide these services on behalf of DB. The TOB trustee then issued SPEARS, and LIFERS. The SPEARS and LIFERS represent beneficial interests in the securitized asset held by the TOB trustee. The SPEARS were credit-enhanced by DB and sold through a placement agent to unaffiliated investors. The gross proceeds from the sale of the SPEARS were remitted to the Company. The LIFERS were retained by the Company and are pledged to DB to secure certain reimbursement obligations.

The PHC TOB Trusts and the TOB trust essentially provide the Company with a secured variable rate debt facility at an interest rate that reflects the prevailing short-term tax-exempt rates paid by the PHC TOB Trusts and TOB trust on the SPEARS. Payments made to the holders of the SPEARS and the amount of trust fees essentially represent the Company's effective cost of borrowing on the net proceeds it received from the sale of the SPEARS and are expected to vary over time. The total fixed PHC TOB Trusts and TOB trust fees are 1.62% and 1.77% per annum respectively, and as of September 30, 2012 the rate paid on the PHC TOB Trusts and TOB trusts on the SPEARS was .53% and .33% per annum respectively, resulting in a total cost of borrowing of 2.15% and 2.10%, respectively. The Company is accounting for these transactions as secured financing arrangements.

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
Effective September 1, 2010, the Partnership transferred the following bonds to ATAX TEBS I, LLC, a special purpose entity controlled by the Partnership pursuant to the TEBS Financing. The par value of the bonds included in this financing facility as of September 30, 2012 and December 31, 2011 are as follows:

Description of Tax-Exempt	Outstanding Bond Par Amounts
Mortgage Revenue Bonds	September 30, 2012	December 31, 2011	Financial Statement Presentation
Ashley Square	$5,272,000	$5,308,000	Tax-exempt mortgage revenue bond
Bella Vista	6,600,000	6,650,000	Tax-exempt mortgage revenue bond
Bent Tree	7,632,000	7,686,000	Consolidated VIE
Bridle Ridge	7,765,000	7,815,000	Tax-exempt mortgage revenue bond
Brookstone	9,435,680	9,490,809	Tax-exempt mortgage revenue bond
Cross Creek	8,585,363	8,634,693	Tax-exempt mortgage revenue bond
Fairmont Oaks	7,460,000	7,520,000	Consolidated VIE
Lake Forest	9,129,000	9,201,000	Consolidated VIE
Runnymede	10,645,000	10,685,000	Tax-exempt mortgage revenue bond
Southpark	14,000,000	14,000,000	Tax-exempt mortgage revenue bond
Woodlynn Village	4,476,000	4,492,000	Tax-exempt mortgage revenue bond
Ohio Series A Bond (1)	14,603,000	14,666,000	Consolidated MF Property
Villages at Lost Creek	18,315,000	18,500,000	Tax-exempt mortgage revenue bond
Total	$123,918,043	$124,648,502
(1) Collateralized by Crescent Village, Postwoods and Willow Bend (Note 2)
The securitization of these assets occurred through two classes of certificates. The Class A TEBS Certificates were issued in an initial principal amount of $95.8 million and were sold through a placement agent to unaffiliated investors. The Class B TEBS Certificates were issued in an initial principal amount of $20.3 million and were retained by the Sponsor. The holders of the Class A TEBS Certificates are entitled to receive regular payments of interest from Freddie Mac at a variable rate which resets periodically based on the weekly Securities Industry and Financial Markets Association (“SIFMA”) floating index rate plus certain credit, facility, remarketing and servicing fees (the “Facility Fees”). The total Facility Fees are 1.9%, and as of September 30, 2012, the SIFMA rate was equal to 0.23% resulting in a total cost of borrowing of 2.13% on the outstanding balance on the TEBS Financing facility of $94.3 million. The TEBS Financing and the associated TEBS Trust are presented as secured financings within the consolidated financial statements.
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
The Company's $10 million outstanding TOB trust facility at September 30, 2012 matures in December 2012. The Company is looking at extending or refinancing the facilities and expects to execute on one of those alternatives before the facilities come due.

The Company’s debt financing as of September 30, 2012, contractually matures over the next five years and thereafter as follows:

2012	$10,201,000
2013	50,004,000
2014	1,083,000
2015	1,139,000
2016	1,192,000
Thereafter	89,565,000
Total	$153,184,000

10.  Mortgages Payable

The Company reports the mortgage loans secured by certain MF Properties on its consolidated financial statements as Mortgages payable.  As of September 30, 2012, outstanding mortgage loans totaled approximately $39.2 million.   As of December 31, 2011, outstanding mortgage loans totaled approximately $40.1 million.

The Company’s mortgages payable as of September 30, 2012, contractually mature over the next five years and thereafter as follows:

2012	$12,999
2013	30,678,745
2014	—
2015	6,486,354
2016	—
Thereafter	2,000,030
Total	$39,178,128

11.  Transactions with Related Parties

The general partner of the Partnership, AFCA 2, is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its tax-exempt mortgage revenue bonds, taxable loans collateralized by real property, and other tax-exempt investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. For the three and nine months ended September 30, 2012, the Partnership paid administrative fees to AFCA 2 of approximately $264,800 and $652,500, respectively.  For the three and nine months ended September 30, 2011, the Partnership paid administrative fees to AFCA 2 of approximately $205,000 and $591,000, respectively. In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the tax-exempt mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these tax-exempt mortgage revenue bonds and totaled approximately $33,300 and $99,900 for the three and nine months ended September 30, 2012, respectively. For the three and nine months ended September 30, 2011, these fees totaled approximately $33,000 and $126,000, respectively.

The Company executed an investment placement agreement with AFCA 2 in connection with the Company's acquisition of the PHC Certificates. AFCA 2 received a fee of $653,000 in July 2012 from the Company in connection with this agreement which was recorded into the cost basis of the PHC Certificates and is being amortized against interest income on an effective yield basis. The Company executed a separate investment placement agreement with AFCA 2 in connection with the Company's acquisition of the Arbors at Hickory Ridge tax-exempt mortgage revenue bond. In connection with that agreement, AFCA 2 received an origination fee of $100,000 which has been recorded into the cost basis of the tax-exempt mortgage revenue bond and is being amortized against interest income on an effective yield basis. Both of these fees are consistent with the mortgage placement fees that AFCA 2 has earned previously in connection with the acquisition of tax-exempt mortgage revenue bonds by the Company. During the three and nine months ended September 30, 2011, AFCA 2 earned mortgage placement fees of approximately $0 and $407,000 respectively.

An affiliate of AFCA 2, America First Properties Management Company, LLC (“Properties Management”), provides property management services for Arboretum, Ashley Square Apartments, Iona Lakes Apartments, Bent Tree Apartments, Lake Forest Apartments, Fairmont Oaks Apartments, Cross Creek, Woodland Park, Residences at DeCordova, Residences at Weatherford, Eagle Ridge, Eagle Village, Crescent Village, Maples on 97th, Meadowview, Willow Bend, Postwoods, Churchland, Glynn Place and Greens of Pine Glen, earning management fees of approximately $287,900 and $878,900 for the three and nine months ended September 30, 2012. Properties Management provided property management services for Arboretum, Ashley Square Apartments, Iona Lakes Apartments, Bent Tree Apartments, Lake Forest Apartments, Fairmont Oaks Apartments, Cross Creek, Clarkson College, Woodland Park, Residences at DeCordova, Eagle Ridge, Eagle Village, Crescent Village, Meadowview, Willow Bend, Postwoods, Churchland, Glynn Place and Greens of Pine Glen, earning management fees of approximately $282,000 and $825,000 for the three and nine months ended September 30, 2011, respectively.  These property management fees are not Partnership expenses, but are paid in each case by the owner of the multifamily apartment property.  However, for properties owned by entities treated as Consolidated VIEs and for MF Properties, the property management fees are reflected as real estate operating expenses on the Company’s consolidated financial statements.  The property management fees are paid out of the revenues generated by all properties financed by tax-exempt mortgage revenue bonds and taxable mortgages prior to the payment of debt service on the Partnership’s tax-exempt revenue bonds and taxable loans. At September 30, 2012, the Company had a receivable of $125,000 from America First Properties Management Company, LLC recorded as an Other asset.

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

13.  Interest Rate Derivative Agreements

As of September 30, 2012, the Company has three derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing. The terms of the derivative agreements are as follows:

Date Purchased	Notional Amount	Effective Capped Rate	Maturity Date	Purchase Price	Counterparty

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$921,000	Bank of New York Mellon

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$845,600	Barclays Bank PLC

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$928,000	Royal Bank of Canada

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $275,000 and $1.1 million for the three and nine months ended September 30, 2012, respectively. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $1,073,000 and $1,962,000 for the three and nine months ended September 30, 2011, respectively.

14.  Segment Reporting

The Company consists of four reportable segments, Tax-Exempt Bond Investments, MF Properties, Public Housing Capital Fund Trusts, and Consolidated VIEs. In addition to the four reportable segments, the Company also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

Tax-Exempt Bond Investments Segment

The Tax-Exempt Bond Investments segment consists of the Company’s portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  Such tax-exempt bonds are held as long-term investments.  As of September 30, 2012, the Company held sixteen tax-exempt mortgage revenue bonds not associated with Consolidated VIEs and three tax-exempt mortgage revenue bonds associated with Consolidated VIEs which are bonds that are eliminated in consolidation on the Company's financial statements. Additionally, two of the sixteen tax-exempt mortgage revenue bonds are secured by the three Ohio Properties subject to a sales agreement (Note 2). These bonds are eliminated in consolidation and presented as MF Properties within the Company's financial statements. The multifamily apartment properties financed by the nineteen tax-exempt mortgage revenue bonds contain a total of 3,712 rental units.

MF Properties Segment

The MF Properties segment consists of indirect equity interests in thirteen multifamily apartment properties which are not currently financed by tax-exempt mortgage revenue bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring.  In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties. Other than the Churchland, Eagle Ridge and Greens of Pine Glen properties, the Partnership's interests in its current MF Properties are not currently classified as assets held for sale because the Partnership is not actively marketing them for sale, there is no definitive purchase agreement in existence that, under current guidance, can be recognized as a sale of real estate assets and, therefore, no sale is expected in the next twelve months.  The Ohio Properties are subject to a sales agreement and will continue to be reported as MF Properties until they meet the criteria for recognition of their sale as discussed in Note 2. During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.  Any such cash distribution will contribute to the Partnership’s Cash Available for Distribution (“CAD”). As of September 30, 2012, the Company held an interest in ten MF Properties containing a total of 1,702 rental units (including the Churchland, Eagle Ridge and Greens of Pine Glen properties reported as a discontinued operation) and three MF Properties subject to a sales agreement containing a total of 362 rental units. Due to the Master Lease Agreement between the EAT (Maples on 97th) and the Company, the operating results of the Maples on 97th property are included in the MF Properties Segment.

Other Tax-Exempt Investments

The Partnership Agreement authorizes the Company to make investments in tax-exempt investments other than tax-exempt mortgage revenue bonds provided that these other tax-exempt investments are rated in one of the four highest rating categories by a national securities rating agency and do not constitute more than 25% of the Company's assets at the time of acquisition. The only other tax-exempt assets currently in investments are the Public Housing Capital Fund Trust Certificates. This segment consists of the assets, liabilities, and related income and expenses of the the PHC Trusts consolidated through the Partnership's ownership of the LIFERS held in the three PHC Trusts, which hold custodial receipts evidencing loans made to a number of local public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by the HUD under HUD's Capital Fund Program established under the Capital Fund Program. This investment has been reported as part of the Partnership balance sheet and results of operations since acquired in July 2012.
The Consolidated VIE Segment

The Consolidated VIE segment consists of multifamily apartment properties which are financed with tax-exempt mortgage revenue bonds held by the Partnership, the assets, liabilities and operating results of which are consolidated with those of the Partnership as a result of consolidation guidance.  The tax-exempt mortgage revenue bonds on these Consolidated VIE properties are eliminated from the Company’s financial statements as a result of such consolidation, however, such bonds are held as long-term investments by the Partnership which continues to be entitled to receive principal and interest payments on such bonds.  The Company does not actually own an equity position in the Consolidated VIEs or their underlying properties.  As of September 30, 2012, the Company consolidated four VIEs containing a total 908 units (Note 3). The Consolidated VIE segment includes the EAT (Maples on 97th) assets and equity. As of September 30, 2011, and December 31, 2011, the Company consolidated three VIEs containing a total of 650 rental units.

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

The following table details certain key financial information for the Company’s reportable segments for the three and nine months ended September 30, 2012 and September 30, 2011 and as of December 31, 2011:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Total revenues
Tax-Exempt Bond Investments	$2,696,267	$3,208,563	$8,869,285	$9,384,347
MF Properties	2,799,858	2,390,421	7,843,066	5,534,453
Public Housing Capital Fund Trust Certificates	809,387	—	809,387	—
Consolidated VIEs	1,203,887	1,208,534	3,598,541	8,888,814
Consolidation/eliminations	(379,714)	(383,520)	(1,142,089)	(5,663,797)
Total revenues	$7,129,685	$6,423,998	$19,978,190	$18,143,817

Interest expense
Tax-Exempt Bond Investments	$888,426	$1,794,514	$3,019,963	$4,319,727
MF Properties	379,017	241,956	1,013,266	101,881
Public Housing Capital Fund Trust Certificates	284,100	—	284,100	—
Consolidated VIEs	808,841	789,331	2,411,676	3,243,737
Consolidation/eliminations	(808,841)	(789,331)	(2,411,676)	(3,243,737)
Total interest expense	$1,551,543	$2,036,470	$4,317,329	$4,421,608

Depreciation expense
Tax-Exempt Bond Investments	$—	$—	$—	$—
MF Properties	839,722	686,786	2,472,623	1,572,190
Public Housing Capital Fund Trust Certificates	—	—	—	—
Consolidated VIEs	379,881	340,289	1,076,522	1,338,188
Consolidation/eliminations	—	—	—	—
Total depreciation expense	$1,219,603	$1,027,075	$3,549,145	$2,910,378

Income (loss) from continuing operations
Tax-Exempt Bond Investments	$1,097,703	$527,901	$2,680,910	$1,896,807
MF Properties	(139,720)	(36,715)	(254,593)	383,769
Public Housing Capital Fund Trust Certificates	518,424	—	518,424	—
Consolidated VIEs	(953,177)	(658,028)	(2,314,341)	1,452,323
Consolidation/eliminations	440,003	415,045	1,302,299	(2,392,357)
Income (loss) from continuing operations	$963,233	$248,203	$1,932,699	$1,340,542

Net income (loss)
Tax-Exempt Bond Investments	$1,097,703	$527,901	$2,680,910	$1,896,807
MF Properties	1,108,614	(152,866)	960,755	121,205
Public Housing Capital Fund Trust Certificates	518,424	—	518,424	—
Consolidated VIEs	(953,177)	(658,028)	(2,314,341)	1,452,323
Consolidation/eliminations	440,003	415,045	1,302,299	(2,392,357)
Net income (loss) - America First Tax Exempt Investors, L. P.	$2,211,567	$132,052	$3,148,047	$1,077,978

	September 30, 2012	December 31, 2011
Total assets
Tax-Exempt Bond Investments	$365,037,173	$321,433,014
MF Properties	82,606,357	81,421,531
Public Housing Capital Fund Trust Certificates	66,163,969	—
Consolidated VIEs	28,735,009	24,315,353
Consolidation/eliminations	(146,882,880)	(129,193,353)
Total assets	$395,659,628	$297,976,545

Total partners' capital
Tax-Exempt Bond Investments	$228,212,692	$179,285,257
MF Properties	6,865,323	2,279,639
Public Housing Capital Fund Trust Certificates	17,603,980	—
Consolidated VIEs	(21,574,510)	(24,872,428)
Consolidation/eliminations	(42,994,227)	(25,648,208)
Total partners' capital	$188,113,258	$131,044,260

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

In October 2012, the limited partnership that owns the Greens of Pine Glen Property admitted two entities that are affiliates of Boston Capital (“BC Partners”) as new limited partners as part of a syndication of LIHTCs on the Greens of Pine Glen Property. At closing, the BC Partners invested $961,000 of equity into this limited partnership and is obligated to invest another $2.2 million at contractual scheduled milestones tied to construction, the property reaching a specified debt service coverage ratio, the designation from the state of the tax credits, but the final payment will be received no earlier than October 1, 2013.   In connection with this BC Partners transaction, the Company entered into guarantee agreements with the BC Partners under which the Company has guaranteed certain obligations of the general partner of the Greens of Pine Glen limited partnership, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur. A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehabilitation, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure. No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote.

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

In connection with the 2011 BC Partners transaction, the Company entered into guarantee agreements with the BC Partners under which the Company has guaranteed certain obligations of the general partner of these limited partnerships, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur. A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehabilitation, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure. Even if a repurchase event should occur, 25% of the BC equity would remain in the Ohio Properties and thus BC, a third party, would have sufficient equity in the Ohio Properties for the Company to recognize the sale discussed above. No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote.

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

The Company is working with DB and its advisers to execute a new tender option bond trust (“MBS TOB Trust”) which will own state issued municipal housing bonds whose security is either whole mortgage loans or agency backed mortgage backed securities (“MBS”) with a par value of approximately $20.8 million. The interest payable on the MBS is exempt from federal income taxation and is rated investment grade by at least one rating agency. The average stated coupon on the MBS is approximately 4.2% with an estimated effective yield over the average life of approximately 4.1%. The current terms of the MBS TOB Trust Agreement would require the Company to purchase the LIFERs issued by the MBS TOB Trust for approximately $4.3 million and pledge them to the trustee to secure certain reimbursement obligations of the Company as the holder of LIFERs. The MBS TOB Trust would also issue SPEARS of approximately $16.5 million to unaffiliated investors. The SPEARS represent senior interests in the MBS TOB Trust and have a DB liquidity facility . Ownership of the LIFERs would entitle to Company to all principal and interest payments received by the MBS TOB Trust on the $20.8 million of par value MBS held by it after payment of principal and interest due to the holders of the SPEARS and trust costs. The SPEARS bear interest at a variable rate based on SIFMA.

The Company expects this transaction to close on November 15, 2012 but if the MBS TOB Trust were not to be executed, the Company would own the MBS outright. The Company will assess the appropriate accounting treatment for the LIFERs ownership in the MBS TOB Trust and the manner in which they will be reflected in the consolidated balance sheet for the year ending December 31, 2012 after the transaction has been executed.

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

Investment in Public Housing Capital Fund Trust Certificates. The fair value of the Company’s investment in Public Housing Capital Fund Trust Certificates has been based on a yield to maturity analysis performed by the General Partner. There is no active trading market for the trusts' certificates owned by the Company but the General Partner will look at estimated values as determined by pricing services when available. The estimates of the fair values of these trusts' certificates begin with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts adjusted largely for unobservable inputs the General Partner believes would be used by market participants. Additionally, the calculation methodology used by external pricing services and the Company encompasses the use of judgment in its application. We validate that the changes in the estimated fair value of Public Housing Capital Fund Trust Certificates move with the changes in the market yield rates of investment grade rated tax-exempt municipal bonds with similar length of terms. Given these facts the fair value measurement of the Company’s investment in Public Housing Capital Fund Trust Certificates is categorized as a Level 3 input.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2012
Description	Assets/Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$138,802,064	$—	$—	$138,802,064
Public Housing Capital Fund Trust Certificates	66,163,969	—	—	66,163,969
Interest Rate Derivatives	267,959	—	—	267,959
Total Assets at Fair Value	$205,233,992	$—	$—	$205,233,992

	For Three Months Ended September 30, 2012
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Tax-exempt Mortgage Revenue Bonds	Public Housing Capital Fund Trust Certificates	Interest Rate Derivatives	Total
Beginning Balance July 1, 2012	$136,846,619	$—	$542,773	$137,389,392
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	(274,814)	(274,814)
Included in other comprehensive income	1,917,241	192,206	—	2,109,447
Purchases	472	65,985,913	—	65,986,385
Settlements	37,732	(14,150)	—	23,582
Ending Balance September 30, 2012	$138,802,064	$66,163,969	$267,959	$205,233,992
Total amount of losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30, 2012	$—	$—	$(274,814)	$(274,814)

	For Nine Months Ended September 30, 2012
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Tax-exempt Mortgage Revenue Bonds	Public Housing Capital Fund Trust Certificates	Interest Rate Derivatives	Total
Beginning Balance January 1, 2012	$135,695,352	$—	$1,323,270	$137,018,622
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	(1,055,311)	(1,055,311)
Included in other comprehensive income	8,806,812	192,206	—	8,999,018
Purchases	10,165,287	65,985,913	—	76,151,200
Sale of tax-exempt revenue bonds	(15,625,000)	—	—	(15,625,000)
Settlements	(240,387)	(14,150)	—	(254,537)
Ending Balance September 30, 2012	$138,802,064	$66,163,969	$267,959	$205,233,992
Total amount of losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30, 2012	$—	$—	$(1,055,311)	$(1,055,311)

		Fair Value Measurements at December 31, 2011
Description	Assets/Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$135,695,352	$—	$—	$135,695,352
Interest Rate Derivatives	1,323,270	—	—	1,323,270
Total Assets at Fair Value	$137,018,622	$—	$—	$137,018,622

		For Three Months Ended September 30, 2011
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance July 1, 2011		$137,305,808	$2,518,237	$139,824,045
VIE deconsolidation		—	—	—
Total gains (losses) (realized/unrealized)
Included in earnings		—	(1,073,462)	(1,073,462)
Included in other comprehensive income		1,729,709	—	1,729,709
Settlements		55,095	—	55,095
Ending Balance September 30, 2011		$139,090,612	$1,444,775	$140,535,387
Total amount of losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30, 2011		$—	$(1,073,462)	$(1,073,462)

	For Nine Months Ended September 30, 2011
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2011	$100,566,643	$3,406,791	$103,973,434
VIE deconsolidation	15,083,757	—	15,083,757
Total gains (losses) (realized/unrealized)
Included in earnings	—	(1,962,016)	(1,962,016)
Included in other comprehensive income	8,369,181	—	8,369,181
Purchases	20,117,500	—	20,117,500
Bond retirement	(5,047,208)	—	(5,047,208)
Settlements	739	—	739
Ending Balance September 30, 2011	$139,090,612	$1,444,775	$140,535,387
Total amount of losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30, 2011	$—	$(1,962,016)	$(1,962,016)

Losses included in earnings for the period shown above are included in interest expense.

The Company calculates a fair market value of each financial instrument using a discounted cash flow model based on the debt amortization schedules at the effective rate of interest for each period represented. This estimate of fair value is based on Level 3 inputs. Below represents the fair market value of the debt held on the balance sheet for September 30, 2012 and December 31, 2011, respectively.

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Liabilities:
Debt financing	$153,184,000	$153,759,135	$112,673,000	$115,106,332
Mortgages payable	$39,178,128	$40,077,900	$46,243,883	$46,932,670

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Management’s Discussion and Analysis, the “Partnership” refers to America First Tax Exempt Investors, L.P. and its Consolidated Subsidiaries which consist of:

•
ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to hold tax-exempt mortgage revenue bonds to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing with Freddie Mac - (see Note 9).

•
Nine multifamily apartments ("MF Properties") of which three are reported as discontinued operations for all periods presented (Note 8). The MF Properties are owned by five limited partnerships in which a subsidiary of the Partnership holds a 99% limited partner interest and four limited liability companies of which a subsidiary of the Partnership owns a 100% member interest .

•	Three apartment properties (the "Ohio Properties") which are subject to a sales agreement but continue to be reported by the Partnership as MF Properties for the reasons described in Note 2.

The “Company” refers to the condensed consolidated financial statements reported in this Form 10-Q which include the assets, liabilities and results of operations of the Partnership, ATAX Capital Fund I LLC, an entity owned and controlled by the Partnership which owns the residual interest in three Public Housing Capital Fund Tender Option Bond Trusts, its other Consolidated Subsidiaries and three other consolidated entities in which the Partnership does not hold an ownership interest but which own multifamily apartment properties financed with tax-exempt mortgage revenue bonds held by the Partnership and which are treated as variable interest entities ("VIEs") of which the Partnership has been determined to be the primary beneficiary (“Consolidated VIEs”).  All significant transactions and accounts between the Partnership and the VIEs have been eliminated in consolidation.

Critical Accounting Policies

The Company’s critical accounting policies are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As a result of the Public Housing Capital Fund Trust Certificates transaction during the third quarter of 2012, the following is the critical accounting policy for that new tax-exempt class of investment.

Investment in Public Housing Capital Fund Trust Certificates ("PHC Certificates") Valuation - As all of the Company’s investments in PHC Certificates are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  Due to the limited market for the PHC Certificates, these estimates of fair value do not necessarily represent what the Company would actually receive for the sale of the certificates.  The estimates of the fair values of these PHC certificates are based on a yield to maturity analysis which begins with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts adjusted largely for unobservable inputs the General Partner believes would be used by market participants. Management’s valuation encompasses judgment in its application and pricing as determined by pricing services, when available, is compared to Management's estimates.  The PHC Certificates are AA and BBB rated by S&P. At September 30, 2012, the range of effective yields on the individual bonds was 4.5% to 5.8%.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these bonds.  Assuming a 10% adverse change in the key assumption, the effective yields on the individual bonds would increase to a range of 4.9% to 6.4% and would result in additional unrealized losses on the bond portfolio of approximately $2.9 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.

Review of securities for other-than-temporary impairment - The Company periodically reviews each class of PHC Certificates for impairment. The Company evaluates whether a decline in the fair value of a security below its amortized cost is other-than temporary based on a number of factors including:

•	The duration and severity of the decline in fair value,

•	The Company's intent to hold and the likelihood of the Company being required to sell the security before its value recovers,

•	Downgrade in the security's rating by S&P,

•	Volatility of the fair value of the security,

•
A decrease in the ratio of annual appropriations received by the Public Housing Authority from the United States Department of Housing and Development ("HUD") Capital Fund Program compared to the required principal and interest payments due on the loans payable by the Public Housing Authority to the three PHC Trusts sponsored by Deutsche Bank ("DB").

While the Company evaluates all available information, it focuses specifically on whether it has the intent to sell the securities prior to the time that their value recovers or until maturity, whether it is likely that the Company will be required to sell the securities before a recovery in value and whether the Company expects to recover the securities' entire amortized cost basis. The ability to recover the securities' entire amortized cost basis is based on the likelihood of the underlying Public Housing Authorities being able to make required principal and interest payments on their underlying loans which are the PHC Certificates' investment. Annual appropriations for the HUD Capital Fund Program must be determined by Congress each year, and there is no assurance that Congress will continue to make such appropriations at current levels or at all. As such, the Company will annually review the level of appropriations received by each Public Housing Authority and compare that to the required principal and interest payments when assessing these securities for other-than-temporary impairment.

Executive Summary

For the three months ended September 30, 2012, the Company generated Net income of approximately $2.2 million as compared to Net income of approximately $132,000 during the same period of 2011. For the nine months ended September 30, 2012 and 2011, the Company generated Net income of approximately $3.1 million and $1.1 million, respectively. The Company realized approximately $668,000 gain on sale of bonds, $1.3 million gain on sale of an MF Property, approximately $1.2 million increased property revenue, and approximately $676,000 of increased investment income during the first nine months of 2012 as compared to the first nine months of 2011. These changes were offset by approximately $661,000 less interest income earned on notes receivable and approximately $489,000 greater general and administrative expenses for the same periods. In addition, the Company reported an approximate $658,000 increase in depreciation and amortization expense and an approximate $710,000 increase in real estate expenses related to newly acquired properties, the Maples on 97th (acquired in August, 2012), the Arboretum property (acquired in March, 2011), and the Eagle Village property (acquired in June 2011). Overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents and non-revenue units such as model units and employee units) of the apartment properties that the Partnership has financed with tax-exempt mortgage revenue bonds was approximately 85% for first nine months of 2012 and approximately 84% for the first nine months of 2011.  Overall economic occupancy of the MF Properties was approximately 80% for first nine months of 2012 compared to approximately 78% during the first nine months of 2011. The Company generated Cash Available for Distribution (“CAD”) of approximately $3.7 million and $2.7 million for the three months ended September 30, 2012 and 2011 and $8.8 million and $7.7 million, respectively, for the nine months ended September 30, 2012 and 2011.  See further discussion of CAD in the Liquidity and Capital Resources section in the Management’s Discussion and Analysis.

Recent Investment and Financing Activity

In July 2012, the Company purchased 100% of the residual participation receipts (“LIFERs”) in tender option bond trusts (“PHC TOB Trusts”) which acquired approximately $65.3 million of PHC Certificates issued by three trusts ("PHC Trusts") sponsored by DB. The Company purchased the LIFERS issued by the PHC TOB Trusts for approximately $16 million and pledged the LIFERS to the trustee to secure certain reimbursement obligations of the Company as the holder of LIFERS. The PHC TOB Trusts also issued senior floating-rate participation interest (“SPEARS”) of approximately $49.0 million to unaffiliated investors. The SPEARS represent senior interests in the PHC TOB Trusts and have been credit enhanced by DB. The LIFERS entitle the Company to all principal and interest payments received by the PHC TOB Trusts on the $65.3 million of PHC Certificates held by it after payments due to the holders of the SPEARS and trust costs. The SPEARS bear interest at a variable rate based on SIFMA. As of September 30, 2012 the rate paid on the PHC TOB Trusts on the SPEARS was 0.53%, resulting in a total cost of borrowing of 2.15%. The Company is reportng the PHC TOB Trusts in its consolidated financial statements as it has determined it is the primary beneficiary of these variable interest entities. As a result, the Company also reports the SPEARs as outstanding debt since this transaction is accounted for as a secured financing arrangement.

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

The Partnership purchased land adjacent to DeCordova property for approximately $153,000 in 2011 and completed the construction of 34 additional units in the third quarter of 2012. The units are leased as market rate units.

In February 2012, the Partnership obtained a $2.0 million construction loan secured by the DeCordova property to be used to expand the DeCordova campus by constructing a new apartment building adjacent to the existing DeCordova property. This construction loan is with an unrelated third party and carries a fixed annual interest rate of 5.0%, maturing on February 1, 2017.

In September 2012, a purchase and sale agreement was executed for the Eagle Ridge property. This resulted in the property being reported as a discontinued operation for all periods reported. In October 2012, the Company acquired 100% of the $9.5 million tax-exempt mortgage revenue bonds issued by the North Carolina Housing Finance Agency as part of a plan of financing for the acquisition and rehabilitation of the Greens at Pine Glen property. The tax-exempt mortgage revenue bonds secured by the property were acquired by the Company at par and consist of two series that mature in October 2047. The Series A bond has a par value of $8.5 million and bears interest at an annual rate of 6.5%. The Series B bond has a par value of $950,000 and bears interest at an annual rate of 12.0%. New limited partners were admitted to the partnership that owns the Greens of Pine Glen property and they have committed to invest approximately $3.2 million of capital into the property. Prior to the execution of the admittance of the new limited partners, the Company had entered into an agreement to sell the Greens of Pine Glen Property for approximately $7.3 million to the third party not-for-profit which is the general partner of the limited partnership that now owns the Greens of Pine Glen property.   That sale was conditional on securing the tax-exempt bond and low-income housing tax credits from the North Carolina Housing Finance Agency. Once sufficient equity has been invested into the property by the new limited partners, which is expected to occur in the next twelve months, the Company will record the sale of the Greens of Pine Glen property. This resulted in the Greens of Pine Glen property being reported as a discontinued operation for all periods reported.

In August 2012, the Partnership sold the Commons at Churchland property for approximately $8.1 million resulting in a gain of approximately $1.3 million. In a separate August 2012 transaction, the Partnership closed on the purchase of the Maples on 97th property (“replacement property”), located in Omaha, Nebraska, for a purchase price of approximately $5.5 million through the execution of a Qualified Exchange Accommodation Agreement that assigned the right to acquire and own the replacement property to a wholly-owned subsidiary of a Title Company, Exchange Accommodation Titleholder ("EAT (Maples on 97th)"), for a period not to exceed six months. During this six month holding period the Partnership will rehabilitate the replacement property. The Partnership lent the EAT (Maples on 97th) the necessary funds to purchase the replacement property; there is no other capital within that entity.

The EAT (Maples on 97th) then executed a Master Lease Agreement and Construction Management Agreement with the Partnership. These two agreements give the Partnership the rights and obligations to manage the replacement property as well as the rehabilitation during the six month hold period. In addition, the Qualified Exchange Accommodation Agreement stipulates that title to the Property is to revert back to a subsidiary of the Partnership no later than the end of the six month holding period. The Partnership has determined that it is the primary beneficiary of the EAT (Maples on 97th). Based on the terms of the Master Lease Agreement, the Partnership will record the rental income and related real estate operating expenses for the Maples on 97th property during the six month holding period.

Discussion of the Partnership Bond Holdings as of September 30, 2012

The Partnership’s purpose is to acquire and hold as long-term investments a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  At September 30, 2012, the Partnership held 19 tax-exempt mortgage revenue bonds secured by 19 properties of which 13 bonds are owned by ATAX TEBS I, LLC and one is held in trust facilities with Deutsche Bank (see Note 9).  The 19 properties securing the bonds contain a total of 3,712 rental units. Three of the entities that own the apartment properties financed by three of the Partnership’s tax exempt mortgage revenue bonds were deemed to be Consolidated VIEs of the Partnership at September 30, 2012 and, as a result, these bonds are eliminated in consolidation on the Company’s financial statements.  Additionally, two bonds secured by the Ohio Properties subject to a sales agreement will continue to be eliminated in consolidation on the Company’s financial statements until these properties meet the criteria for recognition of their sale as discussed in Note 2.

At September 30, 2011, the Partnership held 21 tax-exempt mortgage revenue bonds secured by 21 properties of which 13 bonds are owned by ATAX TEBS I, LLC.  The 21 properties securing the bonds contain a total of 4,059 rental units. Three of the entities that own the apartment properties financed by three of the Partnership’s tax exempt mortgage revenue bonds were deemed to be Consolidated VIEs of the Partnership at September 30, 2011 and, as a result, these bonds are eliminated in consolidation on the Company’s financial statements.  Additionally, two bonds secured by the Ohio Properties subject to a sales agreement were eliminated in consolidation on the Company’s financial statements.  The tax-exempt bond investments segment reported revenue of approximately $2.7 million and approximately $8.9 million, interest expense of approximately $888,000 and approximately $3.0 million, and income from continuing operations of approximately $1.1 million and approximately $2.7 million for the quarter and period ending September 30, 2012. The tax-exempt bond investments segment reported revenue of approximately $3.2 million and approximately $9.4 million, interest expense of approximately $1.8 million and approximately $4.3 million, and income from continuing operations of approximately $528,000 and approximately $1.9 million for the quarter and period ending September 30, 2011. The increase in income from continuing operations quarter over quarter resulted from less interest expense as a result of the change in the fair value of the interest rate derivatives being a reduction in interest expense for the third quarter of 2012 compared to an increase interest expense for the third quarter of 2011. This interest expense reduction was offset by a decrease in investment income as a result of less outstanding tax-exempt mortgage revenue bonds between the two quarter.

Discussion of the MF Property Holdings as of September 30, 2012

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

At September 30, 2012 the Partnership’s wholly-owned subsidiaries held interests in five entities that own MF Properties containing a total of 860 rental units. In addition, the three Ohio Properties contain 362 rental units which continue to be reported as an MF Properties as they are subject to a sales agreement (see Note 2). There are 356 rental units included in the total 860 rental units which are being held as discontinued operations and are not reported on the economic occupancy table. As of September 30, 2012 the Partnership's subsidiaries also own 100% of four MF Properties: Arboretum, Residences at DeCordova, Eagle Village and Residences at Weatherford containing a total of 842 rental units. The MF Properties segment reported revenue of approximately $2.8 million and approximately $7.8 million and a loss from continuing operations of approximately $140,000 and approximately $255,000 for the quarter and period ended September 30, 2012.

At September 30, 2011 the Partnership’s wholly-owned subsidiaries held interests in five entities that own MF Properties containing a total of 602 rental units. In addition, the three Ohio Properties contain 362 rental units which continue to be reported as an MF Property as they are subject to a sales agreement (see Note 2). There are 356 rental units included in the total 602 rental units which are being held as discontinued operations and are not reported on the economic occupancy table. As of September 30, 2011 the Partnership's subsidiaries also own 100% of four MF Properties: Arboretum, Residences at DeCordova, Eagle Village and Residences at Weatherford containing a total of 808 rental units. The MF Properties segment reported revenue of approximately $2.4 million and approximately $5.5 million and a loss from continuing operations of approximately $37,000 for the quarter ended September 30, 2011 and income of approximately $384,000 for the period ended September 30, 2011. The change quarter over quarter and year over year in both metrics can be attributed to the acquisition of MF properties.

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

The following table outlines certain information regarding the apartment properties on which the Partnership holds tax-exempt mortgage revenue bonds (separately identifying those owned by entities treated as Consolidated VIEs) and the MF Properties.  The narrative discussion that follows provides a brief operating analysis of each property during the first nine months of 2012 and 2011.

		Number of Units	Number of Units Occupied	Percentage of Occupied Units as of September 30,		Economic Occupancy (1) for the period ended September 30,

Property Name	Location			2012	2011	2012	2011

Non-Consolidated Properties
Arbors of Hickory Ridge (3)	Memphis, TN	348	320	92%	n/a	83%	n/a
Ashley Square Apartments	Des Moines, IA	144	138	96%	98%	95%	95%
Autumn Pines	Humble, TX	250	233	93%	94%	90%	91%
Bella Vista Apartments	Gainesville, TX	144	137	95%	98%	89%	90%
Bridle Ridge Apartments	Greer, SC	152	149	98%	94%	93%	87%
Brookstone Apartments	Waukegan, IL	168	164	98%	99%	91%	90%
Cross Creek Apartments	Beaufort, SC	144	128	89%	79%	80%	85%
Iona Lakes Apartments	Ft. Myers, FL	350	311	89%	85%	69%	70%
Runnymede Apartments	Austin, TX	252	241	96%	95%	92%	88%
South Park Ranch Apartments	Austin, TX	192	190	99%	95%	95%	93%
Villages at Lost Creek	San Antonio, TX	261	257	98%	96%	89%	87%
Woodland Park	Topeka, KS	236	202	86%	92%	83%	83%
Woodlynn Village	Maplewood, MN	59	57	97%	97%	98%	96%
		2,700	2,527	94%	94%	86%	88%

Consolidated VIEs
Bent Tree Apartments	Columbia, SC	232	210	91%	92%	81%	81%
Fairmont Oaks Apartments	Gainesville, FL	178	155	87%	91%	79%	78%
Lake Forest Apartments	Daytona Beach, FL	240	224	93%	92%	77%	76%
		650	589	91%	92%	79%	79%

MF Properties
Arboretum	Omaha, NE	145	115	79%	75%	70%	71%
Crescent Village (4)	Cincinnati, OH	90	88	98%	90%	93%	80%
Eagle Village (3)	Evansville, IN	511	393	77%	76%	73%	n/a
Glynn Place	Brunswick, GA	128	99	77%	77%	68%	69%
Maples on 97th (3)	Omaha, NE	258	231	90%	n/a	91%	n/a
Meadowview	Highland Heights, KY	118	115	97%	95%	89%	88%
Postwoods (4)	Reynoldsburg, OH	180	175	97%	97%	96%	88%
Residences at DeCordova	Granbury, TX	110	81	74%	100%	81%	85%
Residences at Weatherford (2)	Weatherford, TX	76	n/a	n/a	n/a	n/a	n/a
Willow Bend (4)	Columbus (Hilliard), OH	92	87	95%	87%	88%	82%
		1,708	1,384	87%	87%	80%	78%

(1)
Economic occupancy is presented for the first nine months of 2012 and 2011, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented, therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

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

Non-Consolidated Properties

Arbors of Hickory Ridge - Arbors of Hickory Ridge Apartments is located in Memphis, Tennessee and is a 348 unit facility. The Partnership purchased this bond in June 2012. Since its date of acquisition, Arbors of Hickory Ridge's operations resulted in Net Operating Income (calculated as property revenue less salaries, advertising, administration, utilities, repair and maintenance, insurance, taxes, and management fee expense) of $244,000 on net revenue of appoximately $554,000. Debt service on the Partnership's bonds on this property was current as of September 30, 2012.

Ashley Square – Ashley Square Apartments is located in Des Moines, Iowa.  In the first nine months of 2012, Net Operating Income was $476,000 as compared to $478,000 in 2011.  This decrease was the result of a slight increase in salary and advertising expenses.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2012.

Autumn Pines – Autumn Pines is located in Humble, Texas.  In the first nine months of 2012, Autumn Pines’ operations resulted in Net Operating Income of $950,000 as compared to $888,000 in 2011.  This increase was a result of a decrease in tax consultant fees and administrative expenses offset by a decrease in economic occupancy. Debt service on the Partnership’s bonds on this property was current as of September 30, 2012.

Bella Vista – Bella Vista Apartments is located in Gainesville, Texas.  In the first nine months of 2012, Bella Vista’s operations resulted in Net Operating Income of $488,000 as compared to $434,000 in 2011.  This increase was a result of an increase in rental income with a decrease in utility and repair and maintenance expenses.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2012.

Bridle Ridge Apartments – Bridle Ridge Apartments is located in Greer, South Carolina.  In the first nine months of 2012, Bridle Ridge Apartments’ operations resulted in Net Operating Income of $530,000 as compared to $536,000 in 2011.  This decrease was a result of an increase in bad debt expense offset by an increase in economic occupancy.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2012.

Brookstone – Brookstone Apartments is located in Waukegan, Illinois.   In the first nine months of 2012, Brookstone’s operations resulted in Net Operating Income of $656,000 as compared to $671,000 in 2011.  This decrease was a result of an increase in salary and utility expenses. Debt service on the Partnership’s bonds on this property was current as of September 30, 2012.

Cross Creek – Cross Creek Apartments is located in Beaufort, South Carolina. In the first nine months of 2012, Cross Creek’s operations resulted in Net Operating Income of $358,000 as compared to $322,000 in 2011.  This increase was a result of a decrease in repair and maintenance expenses and real estate taxes. Debt service on the Partnership’s bonds on this property was current as of September 30, 2012.

Iona Lakes – Iona Lakes Apartments is located in Fort Myers, Florida.  In the first nine months of 2012, Net Operating Income was $820,000 as compared to $897,000 in 2011.  This decrease was the result of a slight decrease in economic occupancy and an increase in salary, utility and repair and maintenance expenses.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2012.

Runnymede Apartments – Runnymede Apartments is located in Austin, Texas.  In the first nine months of 2012, Runnymede Apartment’s operations resulted in Net Operating Income of approximately $834,000 as compared to approximately $727,000 in 2011.  This increase was the result of an increase in economic occupancy along with a decrease in utility and repair and maintenance expenses.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2012.

South Park Ranch Apartments – South Park Ranch Apartments is located in Austin, Texas. In the first nine months of 2012, Net Operating Income was $919,000 as compared to $880,000 in 2011.  This increase was the result of an increase in economic occupancy.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2012.

Villages at Lost Creek – Villages at Lost Creek is located in San Antonio, Texas.  In the first nine months of 2012, Net Operating Income was $1.22 million as compared to $1.15 million in 2011. This increase was the result of an increase in economic occupancy along with decreases in utility and administrative expenses. Debt service on the Partnership’s bond on this property was current as of September 30, 2012.

Woodland Park – Woodland Park is located in Topeka, Kansas and was completed in November 2008, but remains in its initial lease-up phase and has not yet reached stabilization which is defined in the bond documents as the generation of a 1.15:1 debt service coverage ratio for six straight months.  Additionally, there were insufficient funds on deposit with the bond trustee to make the debt service payment of approximately $452,000 on the bonds which was due on May 3, 2010, and the property owner did not provide additional capital to fund the shortfall.  As a result, a payment default on the bonds has occurred.  In order to protect its investment, the Partnership issued a formal notice of default through the bond trustee and has started the foreclosure process. The foreclosure process has been extended and the Partnership cannot estimate when it will be completed. The Partnership continues to enforce its rights as the first lien position. The Partnership believes it will be successful in removing and replacing the general and limited partners of the property owner through foreclosure. This action would allow a new property owner to re-syndicate the LIHTCs associated with this property. If these LIHTCs can be successfully re-syndicated, it will provide additional capital to the project which can be used to support debt service payments on the tax-exempt mortgage revenue bonds until property operations improve to the point that sufficient cash is generated to pay any past due amounts on the bonds as well as ongoing debt service. If the re-syndication of LIHTCs is not successful, the Partnership may pursue other options including making additional taxable loans to the property or completing the foreclosure process and taking direct ownership of the property. The Partnership is taking all available cash flows from the property in accordance with the property's obligation under the bond indenture which has been less than the required interest payments due to the Partnership.

As of September 30, 2012, occupancy had decreased to 202 units, or 86% physical occupancy, with an additional four leases pending.  Based on the level of leasing activity resulting from the change in the mix of affordable and market rate tenants, the Partnership continues to believe that Woodland is capable of reaching stabilization. In the first nine months of 2012, Net Operating Income was approximately $494,000 on net revenue of approximately $1.2 million. The Company periodically tests for impairment of all fixed assets, bond investments, and taxable loans made to various properties and other amounts due to the Company. Such evaluation is based on cash flow and discounted cash flow models. The December 31, 2011, evaluation determined that a portion of the interest receivable on the Woodland Park bond was impaired and that an allowance for loss and associated provision for loss of approximately $953,000 was recorded against the accrued bond interest in 2011. The Partnership received one interest payment in 2012 but has recorded an additional allowance of approximately $215,000 against the remaining interest receivable in the first nine months of 2012.

Woodlynn Village – Woodlynn Village is located in Maplewood, Minnesota.  In the first nine months of 2012, Net Operating Income was $295,000 as compared to $292,000 in 2011.  This increase was the result of an increase in economic occupancy along with a decrease in salaries expenses.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2012.

Consolidated VIEs

Bent Tree – Bent Tree Apartments is located in Columbia, South Carolina.   In the first nine months of 2012, Net Operating Income was $459,000 as compared to $429,000 in 2011.  This increase was the result of a decrease in repair and maintenance and utility expenses.  Debt service on the Partnership’s bonds on this property was current of September 30, 2012.

Fairmont Oaks – Fairmont Oaks Apartments is located in Gainesville, Florida.  In the first nine months of 2012, Net Operating Income was $486,000 as compared to $503,000 in 2011.  This decrease was the result of an increase in salary expense and property insurance.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2012.

Lake Forest – Lake Forest Apartments is located in Daytona Beach, Florida.  In the first nine months of 2012, Net Operating Income was $520,000 as compared to $586,000 in 2011.  This decrease was the result of an increase in administrative and repair and maintenance expenses offset by a slight increase in economic occupancy.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2012.

MF Properties

Arboretum – Arboretum is located in Omaha, Nebraska and is a 145 unit independent senior living facility. This property was purchased on March 31, 2011.  In the first nine months of 2012, Arboretum's operations resulted in Net Operating Income of $810,000 on net revenue of approximately $1.8 million.

Eagle Village –Eagle Village is located in Evansville, Indiana and is a 511 bed student housing facility. This property was purchased on June 29, 2011. In the first nine months of 2012, Eagle Village's operations resulted in Net Operating Income of $659,000 on net revenue of approximately $1.4 million.

Glynn Place – Glynn Place Apartments is located in Brunswick, Georgia.  In the first nine months of 2012, Net Operating Income was $182,000 as compared to $209,000 in 2011.  This decrease was the result of an increase in salary and repair and maintenance expenses.

Meadowview – Meadowview Apartments is located in Highland Heights, Kentucky.  In the first nine months of 2012, Net Operating Income was $398,000 as compared to $393,000 in 2011.  This increase was a result of an increase in economic occupancy offset by an increase to salary and repair and maintenance expenses.

Residences at DeCordova – This property is a senior (55+) affordable housing project located in Granbury, Texas in the Dallas-Fort Worth area.  In the first nine months of 2012, Net Operating Income was $248,000 as compared to $276,000 in 2011. This decrease is a result of an increase in real estate taxes.

Residences at Weatherford – This property contains 76 units upon completion. This property is a senior (55+) affordable housing project located in Weatherford, Texas in the Dallas-Fort Worth area.The property had been completed and has begun to lease up. As of September 30, 2012, the property had 44 units leased, or 58% occupancy. The Partnership is operating the property as a market rate property and will continue to evaluate its options in order to recoup its investment.

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

Crescent Village – Crescent Village Townhomes is located in Cincinnati, Ohio.  In the first nine months of 2012, Net Operating Income was $303,000 as compared to $246,000 in 2011.   This increase was the result of an increase in economic occupancy along with a decrease in utility expenses. Debt service on the Partnership’s bonds on this property was current as of September 30, 2012.

Postwoods – Postwoods Townhomes is located in Reynoldsburg, Ohio.  In the first nine months of 2012, Net Operating Income was $556,000 as compared to $543,000 in 2011.  This increase was a result of an increase in economic occupancy along with a decrease in utility expenses offset by an increase in real estate taxes. Debt service on the Partnership’s bonds on this property was current as of September 30, 2012.

Willow Bend – Willow Bend Townhomes is located in Columbus (Hilliard), Ohio.  In the first nine months of 2012, Net Operating Income was $269,000 as compared to $272,000 in 2011.  This decrease was a result of an increase in real estate taxes and salary expense offset by an increase in economic occupancy. Debt service on the Partnership’s bonds on this property was current as of September 30, 2012.

Discontinued Operations

Commons at Churchland – Commons at Churchland is located in Chesapeake, Virginia.  On March 1, 2012, the Company executed a brokerage contract to list this property for sale and met the criteria to classify it as held for sale. In August, 2012, the Partnership sold the Commons at Churchland property for approximately $8.1 million resulting in a gain of approximately $1.3 million.

Eagle Ridge – Eagle Ridge Townhomes is located in Erlanger, Kentucky.  On September 21, 2012, the Company executed a purchase and sale agreement which met the criteria to classify it as held for sale. In the first nine months of 2012, Net Operating Income was $191,000 as compared to $172,000 in 2011.  This increase was the result of a decrease in repair and maintenance expenses and advertising expenses. The economic occupancy rate for September 2012 was 86% as compared to 84% in September 2011.

Greens of Pine Glen – Greens of Pine Glen Apartments is located in Durham, North Carolina. Based on the expectation that Greens of Pine Glen will be sold within the next twelve months, it has met the criteria to classify it as held for sale. In the first nine months of 2012, Net Operating Income was $490,000 as compared to $452,000 in 2011.  This increase is a result of a slight increase in economic occupancy along with a decrease in utility and repair and maintenance expenses. The economic occupancy rate for September 2012 was 89% as compared to 88% in September 2011.

Discussion of the PHC Trusts Holdings as of September 30, 2012

The Public Housing Capital Fund Trust Certificates segment reported revenue of approximately $809,000, interest expense of approximately $284,000, and income from continuing operations of $518,400 for the quarter and year ending September 30, 2012. The following table sets forth certain information relating to the PHC Certificates held in the PHC TOB Trusts:

	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate over Life	Principal Outstanding September 30, 2012
Public Housing Capital Fund Trust Certificate I	12.75	AA-	5.330%	$26,406,558
Public Housing Capital Fund Trust Certificate II	12.3	AA-	4.240%	17,959,713
Public Housing Capital Fund Trust Certificate III	13.3	BBB	5.410%	20,898,432
Total Public Housing Capital Fund Trust Certificates				$65,264,703

Results of Operations

Consolidated Results of Operations

The following discussion of the Company’s results of operations for the three and nine months ended September 30, 2012 and September 30, 2011 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Three Months Ended September 30, 2012 compared to Three Months Ended September 30, 2011 (Consolidated)
Change in Results of Operations

	For Three Months Ended September 30, 2012	For Three Months Ended September 30, 2011	Dollar Change
Revenues:
Property revenues	$4,003,744	$3,598,955	$404,789
Investment income	3,110,717	2,465,876	644,841
Other income	15,224	359,167	(343,943)
Total revenues	7,129,685	6,423,998	705,687

Expenses:
Real estate operating (exclusive of items shown below)	2,572,957	2,088,085	484,872
Provision for (recovery of) loss on receivables	(261,825)	14,525	(276,350)
Depreciation and amortization	1,469,476	1,311,600	157,876
Interest	1,551,543	2,036,470	(484,927)
General and administrative	834,301	725,115	109,186
Total expenses	6,166,452	6,175,795	(9,343)
Income from continuing operations	963,233	248,203	715,030
Income from discontinued operations (including gain on sale of MF Property of $1,277,976 in 2012)	1,385,433	29,218	1,356,215
Net income	2,348,666	277,421	2,071,245
Net income attributable to noncontrolling interest	137,099	145,369	(8,270)
Net income - America First Tax Exempt Investors, L. P.	$2,211,567	$132,052	$2,079,515

Property revenues.  Property revenues increased approximately $281,000 from DeCordova and Weatherford which begin leasing in 2012, and Maples on 97th which was acquired in August 2012. Although economic occupancy remains flat, the remaining increase is attributable to a slight increase in net rental revenue and other rental revenue related to the existing entities. The MF Properties averaged monthly rent of approximately $496 per unit in the third quarter of 2012 as compared with $564 per unit in the third quarter of 2011. Economic occupancy at the MF Properties was 78% for both quarters reported. The Consolidated VIEs averaged $586 per unit in monthly rent in 2012 as compared to $593 per unit in 2011. Economic occupancy of the Consolidated VIEs was 79% in the third quarter of 2012 as compared to 80% in the third quarter of 2011.

Investment income.  Investment income includes interest earned on both tax-exempt mortgage revenue bonds and the Public Housing Capital Fund Trust Certificates. This income increased during the third quarter of 2012 as compared to the third quarter of 2011 by approximately $1.0 million due to the addition of the Public Housing Capital Fund Trust Certificates and the Arbors at Hickory Ridge Apartments tax-exempt mortgage revenue bond. This increase was offset by decreases of approximately $337,000 from the sale of Briarwood, GMF-Madison Tower and GMF-Warren/Tulane tax-exempt mortgage revenue bonds in a prior quarters.

Other income.  Other income is comprised mainly of interest income on property loans held by the Company. The decrease in other income is attributable to reduced levels of uneliminated property loans outstanding during the third quarter of 2012 as compared to the third quarter of 2011 and the payment of a $150,000 prepayment penalty received from the Foundation for Affordable Housing in third quarter 2011 which was not repeated in 2012.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties and the Consolidated VIEs is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The types of real estate operation expenses are consistent for both the consolidated Company and Partnership Only formats. The increase in real estate operating expenses was partly due to approximately $150,000 of acquisition expenses related to Maples on 97th which was acquired in August 2012. In addition, Weatherford reported approximately $80,000 of expenses as an MF Property for the third quarter of 2012 as it began lease-up in late March 2012. The remaining increase was related to the existing VIEs and MF Properties normal operating increases in salaries, utilities, insurance and repair and maintenance expenses.

Provision for loss on receivables. During the second quarter of 2011, an impairment of the interest receivable on the Woodland Park bond occurred and approximately $700,000 allowance for loss was recorded at that time. During the third quarter of 2012, Woodland Park remitted a portion of the 2012 interest that was due on their bond; all remaining accrued interest for 2012 has been reserved against. As a result, the quarterly provision for loss reported a slight reversal in the provision.

Depreciation and amortization expense.  Depreciation results primarily from the apartment properties of the Consolidated VIEs and the MF Properties. Amortization consists of in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB Credit Facilities. Approximately $212,000 of the increase in depreciation and amortization expense from the third quarter of 2011 to the third quarter of 2012 is related to Maples on 97th acquired at the end of August 2012 and the additional depreciation recorded once the Residences at Weatherford's construction was completed and placed in service in second quarter 2012. Offsetting this increase is an approximate $94,000 decrease in amortization expense related to in-place lease amortization. The remaining increase is related to the additional depreciation expense reported on newly capitalized assets of existing MF Properties and Consolidated VIEs.

Interest expense. The decrease in interest expense during the third quarter of 2012 as compared to the third quarter of 2011 was due to a couple of offsetting factors. A decrease of $799,000 was the result of the changes in the mark to market adjustment to the Company's derivative assets. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. An increase of approximately $323,000 resulted from higher average outstanding debt principal between the two quarters. The Company's borrowing cost remained the same at approximately 2.7% per annum in the third quarter of 2012 and third quarter 2011.

General and administrative expenses. The increase in general and administrative expenses is due to approximately $73,000 increased administrative fees due to the acquisition of the Public Housing Capital Fund Trusts bonds. The remaining increase is comprised of increased professional fees and travel expenses during the third quarter of 2012 as compared to third quarter 2011.

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011 (Consolidated)
Change in Results of Operations

	For Nine Months Ended September 30, 2012	For Nine Months Ended September 30, 2011	Dollar Change
Revenues:
Property revenues	$11,441,606	$10,289,790	$1,151,816
Investment income	7,770,767	7,094,549	676,218
Gain on sale of bonds	667,821	—	667,821
Other income	97,996	759,478	(661,482)
Total revenues	19,978,190	18,143,817	1,834,373

Expenses:
Real estate operating (exclusive of items shown below)	6,811,950	6,102,356	709,594
Provision for loss on receivables	214,525	725,215	(510,690)
Depreciation and amortization	4,168,441	3,509,964	658,477
Interest	4,317,329	4,421,608	(104,279)
General and administrative	2,533,246	2,044,132	489,114
Total expenses	18,045,491	16,803,275	1,242,216
Income from continuing operations	1,932,699	1,340,542	592,157
Income from discontinued operations (including gain on sale of MF Property of $1,277,976 in 2012)	1,613,817	187,302	1,426,515
Net income	3,546,516	1,527,844	2,018,672
Net income attributable to noncontrolling interest	398,469	449,866	(51,397)
Net income - America First Tax Exempt Investors, L. P.	$3,148,047	$1,077,978	$2,070,069

Property revenues.  Property revenues increased approximately $1.9 million from the addition of Eagle Village and Arboretum which was acquired after the first quarter 2011, DeCordova and Weatherford which began leasing in 2012, and Maples on 97th which was acquired in third quarter 2012. Offsetting these increases was an approximate $1.1 million reduction in revenue due to the deconsolidation of Iona Lakes (which occurred in June 2011). The remaining increase is attributable to the increase in economic occupancy. The MF Properties averaged approximately $505 per unit in monthly rent in 2012 (including Arboretum) as compared with $713 per unit in 2011. Economic occupancy at the MF Properties was 80% during the first nine months of 2012 as compared to 78% for the first nine months of 2011. The Consolidated VIEs averaged $586 per unit in monthly rent in 2012 as compared to $585 per unit in 2011. Economic occupancy of the Consolidated VIEs was 79% for the first nine months of 2012 and 2011.

Investment income.  Investment income increased during the first nine months of 2012 as compared to the first nine months of 2011 due to offsetting factors. The increases are due to the additional tax-exempt interest payments of approximately $1.1 million from the acquisitions of GMF-Madison Tower and GMF-Warren/Tulane tax-exempt mortgage revenue bonds in second quarter 2011, the Arbors at Hickory Ridge Apartments tax-exempt mortgage revenue bond and the Public Housing Capital Fund Trust Certificates in 2012 and approximately $450,000 due to the deconsolidation of Iona Lakes in the second quarter 2011. Offsetting these increases was an approximate $635,000 decrease attributable to the redemptions of Briarwood Manor Apartments and Clarkson College tax-exempt mortgage revenue bonds and approximately $230,000 due to the foreclosure of Weatherford in 2011.

Gain on sale of bonds.  The gain on the sale of bonds is the result of the sale of the GMF-Madison Tower and GMF-Warren/Tulane tax-exempt mortgage revenue bonds in May 2012. There was no gain realized on the sale of bonds in 2011.

Other income.  Other income is comprised of interest income on property loans held by the Company, the forgiveness of third party debt related to the DeCordova foreclosure and a penalty on early payment of a taxable loan both reported in 2011. The decrease in other income is attributable to reduced levels of uneliminated property loans outstanding during the first nine months of 2012 as compared to the first nine months of 2011. In addition, the forgiveness of debt and the payment of a $150,000 prepayment penalty received from the Foundation for Affordable Housing in third quarter 2011 was not repeated in 2012.

 Real estate operating expenses.  The overall increase in real estate operating expenses was due to approximately $571,000 of expenses related to the Arboretum and Eagle Village properties which were not included in the first nine months of 2011. In addition, Weatherford reported approximately $221,000 of expenses as an MF Property for the first nine months of 2012 as it began lease-up in late March 2012 and Maples on 97th Apartments reported approximately $185,000 of acquisition and operating expenses as it was acquired in third quarter 2012. The remaining increase was related to the existing VIEs and MF Properties normal operating increases in salaries, utilities, insurance and repair and maintenance expenses. These increases in expenses were offset by approximately $678,000 reduction in operating expenses due to the deconsolidation of Iona Lakes in 2011.

Provision for loss on receivables. During the second quarter of 2011, an impairment of the interest receivable on the Woodland Park bond occurred and approximately $700,000 allowance for loss was recorded at that time. One interest payment has been received in 2012 from the Woodland Park bond and the remaining accrued interest of approximately $215,000 has been reserved against for the nine months ended September 30, 2012.

Depreciation and amortization expense.  Depreciation results primarily from the apartment properties of the Consolidated VIEs and the MF Properties. Amortization consists of in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS Credit Facility. The increase in depreciation and amortization expense from the first nine months of 2011 to the first nine months of 2012 is related to approximately $845,000 from the Arboretum property (acquired on March 31, 2011), the Eagle Village property acquired at the end of June 2011, the additional depreciation recorded once the Weatherford's construction was completed and placed in service in second quarter 2012 and the acquisition of Maples on 97th acquired in third quarter 2012. Offsetting this increase is the approximate $317,000 decrease in depreciation and amortization expense due to the deconsolidation of Iona Lakes in second quarter 2011. The remaining increase is related to the additional depreciation expense reported on newly capitalized assets of existing MF Properties and Consolidated VIEs.

Interest expense. The decrease in interest expense during the first nine months of 2012 as compared to the first nine months of 2011 was due to a three factors. The decrease of approximately $907,000 was the result of a decrease in the mark to market adjustment of the Company's derivative assets. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. Offsetting this decrease was the Company's borrowing cost which increased to approximately 2.7% per annum in the first nine months of 2012 from approximately 2.6% in the first nine months of 2011 resulting in an approximate increase of $93,000 when comparing first nine months of 2012 to first nine months of 2011. In an addition, an increase of approximately $783,000 resulted from higher average principal of outstanding debt principal between the two years.

General and administrative expenses. The increase in general and administrative expenses is mainly due to incentive compensation recorded during the second quarter of 2012 which did not occur in 2011.

Partnership Only Results of Operations

The following discussion of the Partnership’s results of operations for the three and nine months ended September 30, 2012 and September 30, 2011 reflects the operations of the Partnership without the consolidation of any VIEs during either period under the GAAP consolidation rules then in effect.  This information is used by management to analyze the Partnership’s operations and is reflective of the consolidated operations of the Tax-Exempt Bond Investments segment and the MF Properties segment as presented Note 14 to the condensed consolidated financial statements.

Three Months Ended September 30, 2012 compared to Three Months Ended September 30, 2011 (Partnership Only)
Changes in Results of Operations

	For Three Months Ended September 30, 2012	For Three Months Ended September 30, 2011	Dollar Change
Revenues:
Property revenues	$2,799,857	$2,390,421	$409,436
Investment income	3,490,431	2,849,397	641,034
Other income	15,224	359,166	(343,942)
Total revenues	6,305,512	5,598,984	706,528
Expenses:
Real estate operating (exclusive of items shown below)	1,613,087	1,358,372	254,715
Provision for (recovery of) loss on receivables	(261,825)	14,525	(276,350)
Depreciation and amortization	1,091,999	973,316	118,683
Interest	1,551,543	2,036,470	(484,927)
General and administrative	834,301	725,115	109,186
Total expenses	4,829,105	5,107,798	(278,693)
Income from continuing operations	1,476,407	491,186	985,221
Income from discontinued operations (including gain on sale of MF Property of $1,277,976 in 2012)	1,385,433	29,218	1,356,215
Net income	2,861,840	520,404	2,341,436
Net income attributable to noncontrolling interest	137,099	145,369	(8,270)
Net income - America First Tax Exempt Investors, L. P.	$2,724,741	$375,035	$2,349,706

Property revenues.  Property revenues increased approximately $281,000 from DeCordova and Weatherford which began leasing in 2012, and Maples on 97th which was acquired in August 2012. Although economic occupancy remains flat, the remaining increase is attributable to a slight increase in net rental revenue and other rental revenue related to the existing entities. The MF Properties averaged monthly rent of approximately $496 per unit in the third quarter of 2012 as compared with $564 per unit in the third quarter of 2011. Economic occupancy at the MF Properties was 78% for both quarters reported.

Investment income.  Investment income increased during the third quarter of 2012 as compared to the third quarter of 2011 by approximately $1.0 million due to the acquisition of the Public Housing Capital Fund Trust Certificates and the Arbors at Hickory Ridge Apartments tax-exempt mortgage revenue bond. This increase was offset by decreases of approximately $337,000 from the sale of Briarwood, GMF-Madison Tower and GMF-Warren/Tulane tax-exempt mortgage revenue bonds in prior quarters of 2012.

   Other income.  Other income is comprised mainly of interest income on property loans held by the Company. The decrease in other income is attributable to reduced levels of uneliminated property loans outstanding during the third quarter of 2012 as compared to the third quarter of 2011 and the payment of a $150,000 prepayment penalty received from the Foundation for Affordable Housing in third quarter 2011 which was not repeated in 2012.

Real estate operating expenses.  The increase in real estate operating expenses was partly due to approximately $80,000 of Weatherford operating expenses for the third quarter of 2012 as it began lease-up in late March 2012. The remaining increase was related to the existing MF Properties normal operating increases in salaries, utilities, insurance and repair and maintenance expenses.

Provision for loss on receivables. During the second quarter of 2011, an impairment of the interest receivable on the Woodland Park bond occurred and approximately $700,000 allowance for loss was recorded at that time. During the third quarter of 2012, Woodland Park remitted a portion of the 2012 interest that was due on their bond; all remaining accrued interest for 2012 has been reserved against. As a result, the quarterly provision for loss reported a slight reversal in the provision.

Depreciation and amortization expense.  The increase in depreciation and amortization expense from the third quarter of 2011 to the third quarter of 2012 is related to approximately $183,000 from Maples on 97th in place lease amortization and the additional depreciation recorded once the Residences at Weatherford's construction was completed and placed in service in second quarter 2012. Offsetting this increase is the approximate $94,000 decrease in amortization expense related to in-place lease amortization. The remaining increase is related to the additional depreciation expense reported on newly capitalized assets of existing MF Properties.

Interest expense. The decrease in interest expense during the third quarter of 2012 as compared to the third quarter of 2011 was due to a number of offsetting factors. A decrease of $799,000 was the result of the mark to market adjustment to the Company's derivative assets. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. An increase of approximately $323,000 resulted from higher average outstanding debt principal between the two quarters. The Company's borrowing cost remained the same at approximately 2.7% per annum in the third quarter of 2012 and third quarter 2011.

General and administrative expenses. The increase in general and administrative expenses is due to approximately $73,000 increased administrative fees due to the acquisition of the Public Housing Capital Fund Trusts bonds. The remaining increase is comprised of increased professional fees and travel expenses during the third quarter of 2012 as compared to third quarter 2011.

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011 (Partnership Only)
Changes in Results of Operations

	For Nine Months Ended September 30, 2012	For Nine Months Ended September 30, 2011	Dollar Change
Revenues:
Property revenues	$7,843,065	$5,534,453	$2,308,612
Investment income	8,912,856	8,729,857	182,999
Gain on sale of bonds	667,821	—	667,821
Other income	97,996	654,490	(556,494)
Total revenues	17,521,738	14,918,800	2,602,938
Expenses:
Real estate operating (exclusive of items shown below)	4,412,744	3,276,179	1,136,565
Provision for loss on receivables	214,525	725,215	(510,690)
Depreciation and amortization	3,099,153	2,171,090	928,063
Interest	4,317,329	4,421,608	(104,279)
General and administrative	2,533,246	2,044,132	489,114
Total expenses	14,576,997	12,638,224	1,938,773
Income from continuing operations	2,944,741	2,280,576	664,165
Income from discontinued operations (including gain on sale of MF Property of $1,277,976 in 2012)	1,613,817	187,302	1,426,515
Net income	4,558,558	2,467,878	2,090,680
Net income attributable to noncontrolling interest	398,469	449,866	(51,397)
Net income - America First Tax Exempt Investors, L. P.	$4,160,089	$2,018,012	$2,142,077

Property revenues.  Property revenues increased approximately $1.9 million from the addition of Eagle Village and Arboretum which was acquired after the first quarter 2011, DeCordova and Weatherford which began leasing in 2012, and Maples on 97th which was acquired in third quarter 2012. The MF Properties averaged approximately $505 per unit in monthly rent in 2012 (including Arboretum) as compared with $713 per unit in 2011. Economic occupancy at the MF Properties was 80% during the first nine months of 2012 as compared to 78% for the first nine months of 2011.

Investment income.  Investment income increased during the first nine months of 2012 as compared to the first nine months of 2011 due to offsetting factors. The increases are due to the additional tax-exempt interest payments of approximately $1.1 million as the acquisitions of GMF-Madison Tower and GMF-Warren/Tulane tax-exempt mortgage revenue bonds in June 2011 and the Arbors at Hickory Ridge Apartments tax-exempt mortgage revenue bond and the Public Housing Capital Fund Trust Certificates acquired in 2012. Offsetting these increases was an approximate $635,000 decrease attributable to the redemptions of Briarwood Manor Apartments and Clarkson College tax-exempt mortgage revenue bonds and approximately $230,000 due to the foreclosure of Weatherford in 2011.

Gain on sale of bonds.  The gain on the sale of bonds is the result of the sale of the GMF-Madison Tower and GMF-Warren/Tulane tax-exempt mortgage revenue bonds in May, 2012. There was no gain realized on the sale of bonds in 2011.

Other income.   Other income is comprised of interest income on property loans held by the Company, the forgiveness of third party debt related to the DeCordova foreclosure and a penalty on early payment of a taxable loan both reported in 2011. The decrease in other income is attributable to reduced levels of uneliminated property loans outstanding during the first nine months of 2012 as compared to the first nine months of 2011. In addition, the forgiveness of debt and the payment of a $150,000 prepayment penalty received from the Foundation for Affordable Housing in third quarter 2011 was not repeated in 2012.

Real estate operating expenses.  The overall increase in real estate operating expenses was due to approximately $571,000 of expenses related to the Arboretum and Eagle Village properties which were not included in the first nine months of 2011. In addition, Weatherford reported approximately $221,000 of expenses as an MF Property for the first nine months of 2012 as it began lease-up in late March 2012 and Maples on 97th Apartments reported approximately $185,000 of acquisition and operating expenses as it was acquired in third quarter 2012. The remaining increase was related to the existing MF Properties normal operating increases in salaries, utilities, insurance and repair and maintenance expenses.

Provision for loss on receivables. During the second quarter of 2011, an impairment of the interest receivable on the Woodland Park bond occurred and approximately $700,000 allowance for loss was recorded at that time. One interest payment has been received in 2012 from the Woodland Park bond and the remaining accrued interest of approximately $215,000 has been reserved against for the nine months ended September 30, 2012.

Depreciation and amortization expense.   The increase in depreciation and amortization expense from the first nine months of 2011 to the first nine months of 2012 is related to approximately $816,000 from the Arboretum property (acquired on March 31, 2011), the Eagle Village property acquired at the end of June 2011, the additional depreciation recorded once the Weatherford's construction was completed and placed in service in second quarter 2012 and the in place lease amortization for Maples on 97th acquired in third quarter 2012. The remaining increase is related to the additional depreciation expense reported on newly capitalized assets of existing MF Properties.

Interest expense. The decrease in interest expense during the first nine months of 2012 as compared to the first nine months of 2011 was due to a three factors. The decrease of approximately $907,000 was the result of a decrease in the mark to market adjustment of the Company's derivative assets. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. Offsetting this decrease was the Company's borrowing cost which increased to approximately 2.7% per annum in the first nine months of 2012 from approximately 2.6% in the first nine months of 2011 resulting in an approximate increase of $93,000 when comparing first nine months of 2012 to first nine months of 2011. In an addition, an increase of approximately $783,000 resulted from higher average principal of outstanding debt principal between the two years.

General and administrative expenses. The increase in general and administrative expenses is mainly due to incentive compensation recorded during the second quarter of 2012 which did not occur in 2011.

Liquidity and Capital Resources

Tax-exempt interest earned on the tax-exempt mortgage revenue bonds, including those financing properties held by Consolidated VIEs and the Ohio Properties, and tax-exempt investment income earned on the PHC Certificates represents the Partnership's principal source of cash flow.  The Partnership may also receive interest payments on its taxable mortgage loans, earnings on temporary investments and cash distributions from equity interests held in MF Properties.  Tax-exempt interest is primarily comprised of base interest payments received on the Partnership’s tax-exempt mortgage revenue bonds.  Certain of the tax-exempt mortgage revenue bonds may also generate payments of contingent interest to the Partnership from time to time when the underlying apartment properties generate excess cash flow.  Because base interest on each of the Partnership’s mortgage revenue bonds is fixed, the Partnership’s cash receipts tend to be fairly constant period to period unless the Partnership acquires or disposes of its investments in tax-exempt mortgage revenue bonds.  Changes in the economic performance of the properties financed by tax-exempt mortgage revenue bonds with a contingent interest provision will affect the amount of contingent interest, if any, paid to the Partnership.  Similarly, the economic performance of MF Properties will affect the amount of cash distributions, if any, received by the Partnership from its ownership of these properties.  The economic performance of a multifamily apartment property depends on the rental and occupancy rates of the property and on the level of operating expenses.  Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market area in which a property is located.  This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes.  In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of an apartment property.  The primary uses of cash by apartment properties are the payment of operating expenses and debt service.

Other sources of cash available to the Partnership include debt financing, mortgages, and the sale of additional Beneficial Unit Certificates ("BUCs"). The Company currently has outstanding debt financing of $153.2 million under separate credit facilities.

In July 2012, the Company purchased 100% of the LIFERs in PHC TOB Trusts which acquired approximately $65.3 million of PHC Certificates issued by three trusts sponsored by DB. The Company purchased the LIFERS issued by the PHC TOB Trusts for approximately $16.0 million and pledged the LIFERS to the trustee to secure certain reimbursement obligations of the Company as the holder of LIFERS. The PHC TOB Trusts also issued SPEARS of approximately $49.0 million to unaffiliated investors. The SPEARS represent senior interests in the PHC TOB Trusts and have been credit enhanced by DB. The LIFERS entitle the Company to all principal and interest payments received by the PHC TOB Trusts on the $65.3 million of PHC Certificates held by it after payments due to the holders of the SPEARS and trust costs. The SPEARS bear interest at a variable rate based on SIFMA. As of September 30, 2012 the rate paid on the PHC TOB Trusts on the SPEARS was 0.53%, resulting in a total cost of borrowing of 2.15%. The Company is reporting the PHC TOB Trusts in its consolidated financial statements as it has determined it is the primary beneficiary of these variable interest entities. As a result, the Company also reports the SPEARs as outstanding debt since this transaction is accounted for as a secured financing arrangement.

In July 2011, the Company closed a $10.0 million financing utilizing a Tender Option Bond ("TOB") structure with DB securitizing the Company's $13.4 million Autumn Pines Apartments tax-exempt mortgage revenue bond. Under the TOB structure, the Company transferred the bond to a custodian and trustee that provide these services on behalf of DB. The TOB trustee then issued SPEARS and LIFERS. The SPEARS and LIFERS represent beneficial interests in the securitized asset held by the TOB trustee. The SPEARS were credit-enhanced by DB and sold through a placement agent to unaffiliated investors. The gross proceeds from the sale of the SPEARS were remitted to the Company. The LIFERS were retained by the Company and are pledged to DB to secure certain reimbursement obligations.

The PHC TOB Trusts and the TOB trust essentially provide the Company with a secured variable rate debt facility at an interest rate that reflects the prevailing short-term tax-exempt rates paid by the PHC TOB Trusts and TOB trust on the SPEARS. Payments made to the holders of the SPEARS and the amount of trust fees essentially represent the Company's effective cost of borrowing on the net proceeds it received from the sale of the SPEARS and are expected to vary over time. The total fixed PHC TOB Trusts and TOB trust fees are 1.62% and 1.77% per annum respectively, and as of September 30, 2012 the rate paid on the PHC TOB Trusts and TOB trusts on the SPEARS was .53% and .33% per annum respectively, resulting in a total cost of borrowing of 2.15% and 2.10%, respectively. At September 30, 2012, the Company is accounting for these transactions as secured financing arrangements and the outstanding amounts are approximately $49.0 million and $9.9 million, respectively (see Note 9.)

The Company's other TOB financing was structured as a securitization of the Company's $15.6 million GMF-Warren/Tulane Apartments and GMF-Madison apartments tax-exempt mortgage revenue and taxable mortgage revenue bonds. This TOB financing arrangement was paid off in May 2012 when the related bonds were sold. The Company realized approximately $668,000 gain when the bonds were sold.

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
Effective September 1, 2010, the Partnership transferred bonds to ATAX TEBS I, LLC, a special purpose entity controlled by the Partnership pursuant to the TEBS Financing (see Note 9). The par value of the bonds included in this financing facility as of September 30, 2012 and December 31, 2011 is $123.9 million and $124.6 million. The total Facility Fees are 1.9%, and, as of September 30, 2012, the SIFMA rate was equal to 0.23% resulting in a total cost of borrowing of 2.13% on the outstanding balance on the TEBS Financing facility of $94.3 million.
In addition to the debt facilities, the Company has six outstanding mortgage loans collaterized by five MF Properties. The total outstanding mortgage loan principal is approximately $39.2 million. These mortgages carry current interest rates ranging from 2.8% to 5.9% with maturity dates ranging from May 2013 to February 2017.

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

The Partnership’s principal uses of cash are the payment of distributions to unitholders, interest and principal on debt financing, and general and administrative expenses. The Partnership also uses cash to acquire additional investments.  Distributions to unitholders may increase or decrease at the determination of the General Partner.  The per unit cash available for distribution primarily depends on the amount of interest and other cash received by the Partnership from its portfolio of tax-exempt mortgage revenue bonds and other investments, the amount of the Partnership's outstanding debt and the effective interest rates paid by the Partnership on this debt, the level of operating and other cash expenses incurred by the Partnership and the number of units outstanding. During the first nine months of 2012, the Partnership generated cash available for distribution of $0.25 per unit. See “Cash Available for Distribution,” on a following page. As a result, the Partnership was required to supplement its cash available for distribution during the third quarter of 2012 with unrestricted cash and expects to continue to do so until the Partnership is able to complete its current investment and financing plans. The General Partner believes that upon completion of its current investment and financing plans, the Partnership will be able meet its liquidity requirements, including the payment of expenses, interest on its debt financing, and cash distributions to unitholders at the current level of $0.50 per unit per year without the use of unrestricted cash. However, if actual results vary from current projections and the actual CAD generated is less than the new regular distribution, such distribution amount may need to be reduced.

The Partnership's operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 40% and 60% of the total par value of the Partnership's tax-exempt mortgage revenue bond portfolio.  At September 30, 2012, the Partnership had outstanding debt financing of approximately $153.2 million secured by 14 tax-exempt mortgage revenue bonds and the Public Housing Capital Fund Trust Certificates (see Note 5).  For the Public Housing Capital Fund Trust Certificates, the Company's operating policy is to maintain a level of debt financing between 60% and 80% of the par value given the investment grade rating of those Certificates.  The total par value of the Partnership's tax-exempt mortgage revenue bonds is $163.9 million and Public Housing Capital Fund Trust Certificates is $65.3 million. When the par value of the two tax exempt mortgage revenue bonds secured by the Ohio properties which are not reported as tax-exempt mortgage revenue bonds in the Partnership balance sheet plus approximately $77,000 in restricted cash are included, the total amount leveraged is approximately $247.5 million. The $153.2 million of debt financing divided by the total amount leveraged results in a leverage ratio of approximately 62% at September 30, 2012. Additionally, the MF Properties are encumbered by mortgage loans with an aggregate principal balance of approximately $39.2 million.  The total debt financing plus mortgage loans of approximately $192.4 million as of September 30, 2012 results in a leverage ratio to Total Assets of approximately 49%.

The Consolidated VIEs’ and MF Properties' primary sources of cash are net rental revenues generated by their real estate investments. Net rental revenues from a multifamily apartment property depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market area in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of an apartment property.

The Consolidated VIEs’ and MF Properties' primary uses of cash are the payment of operating expenses and the payment of debt service.

On a consolidated basis, cash provided by operating activities decreased by approximately $3.7 million for the first nine months of 2012 as compared to first nine months of 2011 due to changes in working capital components.  Cash used for investing activities increased approximately $16.6 million for first nine months of 2012 as compared to first nine months of 2011. In the first nine months of 2012 the Company used approximately $81.7 million for the purchase of the Public Housing Capital Fund Trust Certificates, the purchase of Arbors at Hickory Ridge tax-exempt revenue bond, and the purchase of the Maples on 97th property. The Company received cash from the sale of the GMF-Madison Tower and GMF-Warren/Tulane tax-exempt mortgage revenue bonds and the sale of the Churchland property of approximately $25.2 million. The Company also received approximately $7.9 million from the release of restricted cash that had originally been restricted in connection with the TEBS financing arrangement.
In the first nine months of 2011, approximately $32.0 million of cash was used for investing activities to acquire the Arboretum Apartments, Eagle Village Apartments and the Briarwood Manor, GMF-Madison, and GMF-Warren/Tulane tax-exempt mortgage revenue bonds offset by the release of restricted cash upon foreclosure of the DeCordova and Weatherford properties, the retirement of the Clarkson College bond and the repayment of a taxable loan by the Foundation for Affordable Housing. The Company had approximately $57.9 million additional cash available from financing activities for the first nine months of 2012 as compared to the first nine months of 2011. Financing cash flows in the first nine months of 2012 included approximately $60.0 million of cash from the equity raise in second quarter 2012 and approximately $52.8 million from the PCH TOB Trust borrowing, offset by the use of cash to payoff the GMF Warren/Tulane TOB facility and the mortgage on the Churchland property sold. In the first half of 2011, the Company had borrowings of $48.2 million and repaid $10.6 million of short-term borrowings. Cash distributions increased year over year due to the additional shares outstanding resulting from the May 2012 equity raise.

The Company is working with DB and its advisers to execute a new tender option bond trust (“MBS TOB Trust”) which will own state issued municipal housing bonds whose security is either whole mortgage loans or agency backed mortgage backed securities (“MBS”) with a par value of approximately $20.8 million. The interest payable on the MBS is exempt from federal income taxation and is rated investment grade by at least one rating agency. The average stated coupon on the MBS is approximately 4.2% with an estimated effective yield over the average life of approximately 4.1%. The current terms of the MBS TOB Trust Agreement would require the Company to purchase the LIFERs issued by the MBS TOB Trust for approximately $4.3 million and pledge them to the trustee to secure certain reimbursement obligations of the Company as the holder of LIFERs. The MBS TOB Trust would also issue SPEARS of approximately $16.5 million to unaffiliated investors. The SPEARS represent senior interests in the MBS TOB Trust and have a DB liquidity facility . Ownership of the LIFERs would entitle to Company to all principal and interest payments received by the MBS TOB Trust on the $20.8 million of par value MBS held by it after payment of principal and interest due to the holders of the SPEARS and trust costs. The SPEARS bear interest at a variable rate based on SIFMA. The Company expects this transaction to close on November 15, 2012 but if the MBS TOB Trust were not to be executed, the Company would own the MBS outright.

Market Opportunities and Challenges

The disruptions in domestic and international financial markets, and the resulting restrictions on the availability of debt financing, that have prevailed since 2008, have, in our view, continued to create opportunities for the Partnership to acquire tax-exempt mortgage revenue bonds for affordable housing projects as other potential lenders have either reduced their participation in the market or are being forced to liquidate some or all of their existing portfolio investments in order to meet their liquidity needs. We believe that this is creating opportunities to acquire existing tax-exempt bonds from distressed holders at attractive yields. The Partnership continues to evaluate potential investments in bonds which are available on the secondary market. We believe many of these bonds will meet our investment criteria and we believe that we have a unique ability to analyze and close on these opportunities while maintaining our ability and willingness to also participate in primary market transactions. In addition, we are also evaluating opportunities in the current market to acquire new classes of tax-exempt investments that may improve the overall return, liquidity, and credit profile of the Partnership’s investment portfolio. These tax-exempt investments, like the PHC Certificates, must be rated in one of the four highest rating categories by at least one nationally recognized securities rating agency, but will not necessarily be secured by multifamily real estate. The decision of the Partnership to acquire any alternative class of tax-exempt investments will depend on a number of factors, including our ability to finance these assets.

Current credit conditions also create opportunities to acquire quality MF Properties from distressed owners and lenders.  Our ability to restructure existing debt together with the ability to improve the operations of the apartment properties through our affiliated property management company can position these MF Properties for an eventual financing with tax-exempt mortgage revenue bonds meeting our investment criteria and that will be supported by a valuable and well-run apartment property.  We believe we can selectively acquire MF Properties, restructure debt and improve operations in order to create value to our unitholders in the form of a strong tax-exempt mortgage revenue bond investment.

On the other hand, continued economic weakness in some markets may limit our ability to access additional debt financing that the Partnership uses to partially finance its investment portfolio or otherwise meet its liquidity requirements.  In addition, the economic conditions including a slow job growth and low home mortgage interest rates have had a negative effect on some of the apartment properties which collateralize our tax-exempt mortgage revenue bond investments and our MF Properties in the form of lower occupancy. While some properties have been negatively affected, overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents and non-revenue units such as model units and employee units) of the apartment properties that the Partnership has financed with tax-exempt mortgage revenue bonds was approximately 85% for first nine months of 2012 and approximately 84% for the first nine months of 2011.  Overall economic occupancy of the MF Properties was approximately 80% for first nine months of 2012 compared to approximately 78% during the first nine months of 2011.

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

During June 2010, the Company completed a sales transaction whereby four of the MF Properties, the Ohio Properties, were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity (see Note 2). The properties will continue to be presented as MF Properties and no gain will be recognized until such time as the transaction can be accounted for as a sale. As the deferred gain on the transaction represents cash paid to the Company and no on-going legal obligations related to the Ohio Properties or potential obligation to repay any amounts exists, the deferred gain is CAD and is shown as an adjustment in the CAD Calculation following. This gain meets the definition of Net Residual Proceeds representing contingent interest (Tier 2 income) and was therefore distributed 75% to the unitholders and 25% to the General Partner.

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

The following tables show the calculation of CAD for the three and nine months ended September 30, 2012 and September 30, 2011:

	For Three Months Ended September 30, 2012	For Three Months Ended September 30, 2011	For Nine Months Ended September 30, 2012	For Nine Months Ended September 30, 2011
Net income (loss) - America First Tax Exempt Investors L.P.	$2,211,567	$132,052	$3,148,047	$1,077,978
Net loss related to VIEs and eliminations due to consolidation	513,174	242,984	1,012,042	940,034
Net income before impact of VIE consolidation	$2,724,741	$375,036	$4,160,089	$2,018,012
Change in fair value of derivatives and interest rate derivative amortization	274,814	1,073,462	1,055,311	1,962,016
Depreciation and amortization expense (Partnership only)	649,939	749,288	2,376,823	1,568,315
Provision for loss on receivables	(261,825)	14,525	214,525	725,215
Tier II income	(314,181)	—	(481,136)	(77,039)
Depreciation and amortization related to discontinued operations	297,162	224,991	450,066	661,178
Bond purchase discount accretion (net of cash received)	(58,574)	(70,505)	4,546	(216,475)
Ohio deferred interest	345,567	347,514	1,037,959	1,042,542
CAD	$3,657,643	$2,714,311	$8,818,183	$7,683,764
Weighted average number of units outstanding,
basic and diluted	42,772,928	30,122,928	35,572,562	30,122,928
Net income, basic and diluted, per unit	$0.06	$0.01	$0.10	$0.06
Total CAD per unit	$0.09	$0.09	$0.25	$0.26
Distributions per unit	$0.1250	$0.1250	$0.375	$0.375

Contractual Obligations

As discussed in the Annual report on Form 10-K, the amounts maturing in 2012 consist of scheduled principal payments on the TOB financing facilities, the TEBS credit facility with Freddie Mac, and payments on the MF Property mortgages.

The Company has the following contractual obligations as of September 30, 2012:

	Payments due by period
		Less than	1-2	More than 2
	Total	1 year	years	years
Debt financing	$153,184,000	$59,920,000	$2,188,000	$91,076,000
Mortgages payable	$39,178,128	$13,191,734	$23,986,354	$2,000,040
Effective interest rate(s) (1)		3.18%	2.49%	2.16%
Interest (2)	$15,533,257	$5,566,435	$5,542,428	$4,424,394

(1)	Interest rates shown are the average effective rates as of September 30, 2012 and include the impact of our interest rate derivatives.

(2)	Interest shown is estimated based upon current effective interest rates through maturity.

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

The following table outlines the interest rate caps the Company has in place as of September 30, 2012:

		Effective	Maturity	Purchase
Date Purchased	Notional Amount	Capped Rate	Date	Price	Counterparty

September 2, 2010	31,936,667	3%	September 1, 2017	921,000	Bank of New York Mellon

September 2, 2010	31,936,667	3%	September 1, 2017	845,600	Barclays Bank PLC

September 2, 2010	31,936,667	3%	September 1, 2017	928,000	Royal Bank of Canada

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $275,000 and $1.1 million for the three and nine months ended September 30, 2012, respectively. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $1,073,000 and $1,962,000 for the three and nine months ended September 30, 2011, respectively.

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
Delay, Reduction, or Elimination of Appropriations from U.S. Department of Housing and Urban Development can result in payment defaults on the Company's investments in PHC Trusts

The Company has acquired LIFERS in three PHC TOB Trusts, which, in turn, hold PHC Certificates that have been issued by three PHC Trusts which hold custodial receipts evidencing loans made to a number of public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by the United States Department of Housing and Urban Development (“HUD”) under HUD's Capital Fund Program. The sole source of payment of principal and interest on the PHC Certificates are these annual Capital Fund Program appropriations. Annual appropriations for the Capital Fund Program must be determined by Congress each year, and there is no assurance that Congress will continue to make such appropriations at current levels or at all. If Congress fails to continue to make annual appropriations for the Capital Fund Program at or near current levels, or there is a delay in the approval of appropriations, the public housing authorities may not have funds from which to pay principal and interest on the loans underlying the PHC Certificates held by the PHC TOB Trusts. Because the LIFERS represent a subordinated interest in the PHC TOB Trusts, any decrease in payments received by the PHC TOB Trusts from the PHC Certificates it holds will be first reduce payments on the LIFERS held by the Company so that the PHC TOB trusts can continue to make payments due to the holders of the senior SPEARS. As a result, any decrease in funds available to the public housing authorities may result in the reduction or elimination of payments on the LIFERS.

Reduction in Rating of PHC Certificates below investment grade would result in the liquidation of the investment in that Trust

The Company's investment in LIFERS issued by PHC TOB Trusts holding PHC Certificates is made pursuant to the provision of its Agreement of Limited Partnership that allows investment in tax-exempt securities that are not mortgage bonds backed by multifamily housing projects provided that these alternative tax-exempt securities are rated investment grade in one of the four highest rating categories by at least one nationally recognized securities rating agency. In the event the investment rating of any of the PHC Certificates held by a PHC TOB Trust was reduced to less than investment grade, the underlying PHC TOB Trust has no obligation to divest the downgraded PHC Certificates. Accordingly, the Company would be required to liquidate its LIFERS in that PHC TOB Trust or liquidate the TOB Trust entirely. The PHC TOB Trusts have no obligation to purchase the LIFERS and there is no established trading market for the LIFERS. Likewise, if the Company liquidates the TOB Trust, any downgrade in the investment rating of the PHC Certificates will likely decrease the value of the PHC Certificates. As a result, there can be no assurance that the Company will be able to divest its position in these LIFERS or terminate the PHC TOB Trust without incurring a material loss.

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
10.1 Investment Placement Agreement, dated June 29, 2012, between the Company and America First Capital Associates Limited Partnership Two.
31.1  Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2  Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1  Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2  Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) the Condensed Consolidated Statements of Partners' Capital for the nine months ended September 30, 2012 and 2011, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Date: November 8, 2012	By:	/s/ Mark Hiatt
Mark Hiatt
Chief Executive Officer

Date: November 8, 2012	By:	/s/ Timothy Francis
Timothy Francis
Chief Financial Officer