Form 10-K
period 2012-12-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2013-03-08
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

These forward-looking statements are subject to various risks and uncertainties, including those relating to:

•	defaults on the mortgage loans securing our tax-exempt mortgage revenue bonds;

•	risks associated with investing in multifamily apartments, including changes in business conditions and the general economy;

•	changes in short-term interest rates;

•	our ability to use borrowings to finance our assets;

•	current negative economic and credit market conditions; and

•	changes in the United States Department of Housing and Urban Development's Capital Fund Program

•	changes in government regulations affecting our business.

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

The Partnership has been in operation since 1998 and owned 22 federally tax-exempt mortgage revenue bonds with an aggregate outstanding principal amount of $198.6 million as of December 31, 2012.  These bonds were issued by various state and local housing authorities in order to provide construction and/or permanent financing of 20 multifamily residential apartments containing a total of 3,880 rental units located in the states of Florida, Illinois, Iowa, Kansas, Kentucky, Minnesota, North Carolina, Ohio, South Carolina, Tennessee, and Texas. In each case the Partnership owns, either directly or indirectly, 100% of the bonds issued for these properties. Each bond is secured by a mortgage or deed of trust on the financed apartment property. Each of the bonds provides for "base" interest payable at a fixed rate on a periodic basis. Additionally, five of the bonds also provide for the payment of contingent interest determined by the net cash flow and net capital appreciation of the underlying real estate properties.  As a result, these mortgage revenue bonds provide the Partnership with the potential to participate in future increases in the cash flow generated by the financed properties, either through operations or from their ultimate sale.  Of the 22 bonds owned, eight are owned directly by the Partnership, 13 are owned by ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to facilitate a Tax Exempt Bond Securitization (“TEBS”) Financing with Freddie Mac and one is securitized and held by Deutsche Bank ("DB") in a Tender Option Bond ("TOB") facility (see Notes 2 and 11). Three of the entities that own the apartment properties financed by three of the Partnership's tax-exempt mortgage revenue bonds were deemed to be Consolidated variable interest entities ("VIEs") of the Partnership at December 31, 2012 and, as a result, these bonds are eliminated in consolidation on the Company's consolidated financial statements. Two bonds are secured by three properties, Crescent Village, Post Woods, and Willow Bend apartments in Ohio (the “Ohio Properties”) and two bonds are secured by the Greens of Pine Glen property ("Greens Property") which are reported as discontinued operations (Note 10) and are eliminated upon consolidation in the Company's financial statements.

The ability of the properties collateralizing our tax-exempt mortgage revenue bonds to make payments of base and contingent interest is a function of the net operating income generated by these properties.  Net operating income from a multifamily residential property depends on the rental and occupancy rates of the property and the level of operating expenses.  Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located.  This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans.  In addition, factors such as government regulation, inflation, real estate and other taxes, labor problems, and natural disasters can affect the economic operations of a property.  Because the return to the Partnership from its investments in tax-exempt mortgage revenue bonds depends upon the economic performance of the multifamily residential properties which collateralize these bonds, the Partnership may be considered to be in competition with other multifamily rental properties located in the same geographic areas as the properties financed with its tax-exempt mortgage revenue bonds.

The Partnership may also invest in other types of tax-exempt securities that may or may not be secured by real estate to the extent allowed by its Agreement of Limited Partnership and the conditions to the exemption from registration under the Investment Company Act of 1940 that is relied upon for the Partnership. Under the Agreement of Limited Partnership, these tax-exempt securities must be rated in one of the four highest rating categories by at least one nationally recognized securities rating agency and may not represent more than 25% of the Partnership's assets at the time of acquisition.  At December 31, 2012, the Partnership has two other tax-exempt class of investments, the Public Housing Capital Fund Trusts' Certificates ("PHC Certificates") and mortgage-backed securities ("MBS"). The PHC Certificates had an aggregate principal outstanding of $65.3 million at December 31, 2012 and are securitized into three separate TOB Trusts with DB ("PHC Trusts"). The PHC Certificates held by the PHC Trusts consist of custodial receipts evidencing loans made to a number of public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by the United States Department of Housing and Urban Development (“HUD”) under HUD's Capital Fund Program established under Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”). The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities' respective obligations to pay principal and interest on their loans. The state issued MBS have an aggregate principal outstanding of $31.6 million. At December 31, 2012, the MBS have been securitized into five separate TOB Trusts with DB. The MBS are backed by residential mortgage loans and have investment grade ratings by the most recent S&P or Moody's rating.

The Partnership may also make taxable mortgage loans secured by multifamily properties which are financed by tax-exempt mortgage revenue bonds held by the Partnership.  The Partnership does this in order to provide financing for capital improvements at these properties or to otherwise support property operations when we determine it is in the best long-term interest of the Partnership.

The Partnership generally does not seek to acquire direct interests in real property as long term or permanent investments. The Partnership may, however, acquire real estate securing its tax-exempt mortgage revenue bonds or taxable mortgage loans through foreclosure in the event of a default.  In addition, the Partnership may acquire interests in multifamily apartment properties (“MF Properties”) in order to position itself for future investments in tax-exempt mortgage revenue bonds issued to finance these properties.  The Partnership currently holds interests in seven MF Properties containing 1,346 rental units, of which two are located in Nebraska, one is located in Kentucky, one is located in Indiana, one is located in Georgia, , and two are located in Texas. The Ohio Properties and the Greens Property were previously reported each as MF Properties but are now reported as discontinued operations as a result of the sale of the Partnership's interests in these properties in connection with the acquisition of tax-exempt mortgage revenue bonds secured by these properties.  The Partnership expects the MF Properties to eventually be sold to a not-for-profit entity or in connection with a syndication of Low Income Housing Tax Credits (“LIHTCs”) under Section 42 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).  The Partnership expects to acquire tax-exempt mortgage revenue bonds issued to provide debt financing for these properties at the time the property ownership is restructured.  Such restructurings will generally be expected to occur within 36 months of the Partnership's initial investment in an MF Property and will often coincide with the expiration of the compliance period relating to LIHTCs previously issued with respect to the MF Property.  The Partnership will not acquire LIHTCs in connection with these transactions.  These types of transactions represent a long-term market opportunity for the Partnership and will provide us with a pipeline of future bond investment opportunities as the market for LIHTC syndications continues to strengthen.

Properties Management. Seven of the 20 properties which collateralize the bonds owned by the Partnership are managed by America First Properties Management Company (“Properties Management”), an affiliate of the Partnership's general partner ("AFCA 2"), which provides property management services for Ashley Square, Iona Lakes Apartments, Bent Tree Apartments, Lake Forest Apartments, Fairmont Oaks Apartments, Cross Creek, Woodland Park, and each of the MF Properties.  The Ohio Properties and the Greens Property, each is which is reported as discontinued operations but serve as collateral to tax-exempt bonds owned by the Partnership, are also managed by Properties Management. Management believes that this relationship provides greater insight and understanding of the underlying property operations and their ability to meet debt service requirements to the Partnership. The properties not currently managed by Properties Management are Arbors at Hickory Ridge, Autumn Pines, Bella Vista Apartments, Bridle Ridge, Brookstone Apartments, Runnymede Apartments, South Park Ranch Apartments, Vantage at Judson, Villages at Lost Creek, and Woodlynn Village.

Business Objectives and Strategy

Our business objectives are to (i) preserve and protect our capital and (ii) provide regular cash distributions to our unitholders which are substantially exempt from federal income tax.  We have sought to meet these objectives by primarily investing in a portfolio of tax-exempt mortgage revenue bonds that were issued to finance, and are secured by mortgages on, multifamily apartment properties, including student housing.  Certain of these bonds may be structured to provide a potential for an enhanced federally tax-exempt yield through the payment of contingent interest which is payable out of net cash flow from operations and net capital appreciation of the financed apartment properties.

We are pursuing a business strategy of acquiring additional tax-exempt mortgage revenue bonds and other tax-exempt investments on a leveraged basis in order to (i) increase the amount of tax-exempt interest available for distribution to our unitholders; (ii) reduce risk through asset diversification and interest rate hedging; and (iii) achieve economies of scale.  We are pursuing this growth strategy by investing in additional tax-exempt mortgage revenue bonds and other tax-exempt investments as permitted by the Agreement of Limited Partnership, taking advantage of attractive financing structures available in the tax-exempt securities market, and entering into interest rate risk management instruments.  We may finance the acquisition of additional tax-exempt mortgage revenue bonds and other tax-exempt investments through the reinvestment of cash flow, the issuance of additional units, or securitization financing using our existing portfolio of tax-exempt mortgage revenue bonds.  Our operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 40% and 60% of the total par value of our mortgage bond portfolio. At December 31, 2012, the leverage on the portfolio of the tax-exempt mortgage revenue bonds calculated to a ratio of 53% of the par value of the portfolio.

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

Investment Types

Tax-Exempt Mortgage Revenue Bonds. The Partnership invests in tax-exempt mortgage revenue bonds that are secured by a mortgage or deed of trust on multifamily apartment projects.  Each of these bonds bears interest at a fixed annual base rate.  Five of the 22 bonds currently owned by the Partnership also provide for the payment of contingent interest, which is payable out of the net cash flow and net capital appreciation of the underlying apartment properties. As a result, the amount of interest earned by the Partnership from its investment in tax-exempt mortgage revenue bonds is a function of the net operating income generated by the properties collateralizing the tax-exempt mortgage revenue bonds.  Net operating income from a multifamily residential property depends on the rental and occupancy rates of the property and the level of operating expenses.

Other Tax-Exempt Securities.  The Partnership may invest in other types of tax-exempt securities that may or may not be secured by real estate.  These tax-exempt securities must be rated in one of the four highest rating categories by at least one nationally recognized securities rating agency and may not represent more than 25% of the Partnership's assets at the time of acquisition.

Public Housing Capital Fund Trust Certificates. The PHC Certificates consist of custodial receipts evidencing loans made to a number of public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by HUD under HUD's Capital Fund Program. The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities' respective obligations to pay principal and interest on their loans. The PHC Certificates most recent rating by Standard & Poor's is investment grade.

Mortgage-backed securities. The Company also invests in state-issued MBS that are backed by residential mortgage loans. These MBS are rated investment grade by Standard & Poor's or Moody's as of December 31, 2012.

Taxable Mortgage Loans.  The Partnership may also make taxable mortgage loans secured by multifamily properties which are financed by tax-exempt mortgage revenue bonds that are held by the Partnership.

Interests in Real Property.  While the Partnership generally does not seek to acquire equity interests in real property as long-term or permanent investments, it may acquire real estate securing its revenue bonds or taxable mortgage loans through foreclosure in the event of a default.  In addition, as part of its growth strategy, the Partnership may acquire direct or indirect interests in MF Properties on a temporary basis in order to position itself for a future investment in tax-exempt mortgage revenue bonds issued to finance the acquisition or substantial rehabilitation of such apartment complexes by a new owner.  A new owner would typically seek to obtain LIHTCs in connection with the issuance of the new tax-exempt bonds, but if LIHTCs had previously been issued for the property, such a restructuring could not occur until the expiration of a 15-year compliance period for the initial LIHTCs.  The Partnership may acquire an interest in MF Properties prior to the end of the LIHTC compliance period.  After the LIHTC compliance period, the Partnership would expect to sell its interest in such MF Property to a new owner which could syndicate new LIHTCs and seek tax-exempt bond financing on the MF Property which the Partnership could acquire.  Such restructurings will generally be expected to occur within 36 months of the acquisition by the Partnership of an interest in an MF Property.  The Partnership will not acquire LIHTCs in connection with these transactions.

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

Effects of Recent Credit Markets and Economic Conditions

The disruptions in domestic and international financial markets, and the resulting availability of debt financing has improved since the restrictions seen in 2008. While economic trends show signs of a stabilization of the economy and debt availability has increased, overall availability remains limited and the cost of credit may continue to be adversely impacted. These conditions, in our view, will continue to create potential investment opportunities for the Partnership.  We believe this continues to create opportunities to acquire existing tax-exempt bonds from distressed holders at attractive yields.  The Partnership continues to evaluate potential investments in bonds which are available on the secondary market.  We believe many of these bonds will meet our investment criteria and that we have a unique ability to analyze and close on these opportunities while maintaining our ability and willingness to also participate in primary market transactions.

Current credit and real estate market conditions also create opportunities to acquire quality MF Properties from distressed owners and lenders.  Our ability to restructure existing debt, together with the ability to improve the operations of the apartment properties through our affiliated property management company, can position these MF Properties for an eventual financing with tax-exempt mortgage revenue bonds meeting our investment criteria and that will be supported by a valuable and well-run apartment property.  We believe we can selectively acquire MF Properties, restructure debt, and improve operations in order to create value to our unitholders in the form of a strong tax-exempt bond investment.

On the other hand, continued economic weakness in some markets may limit our ability to access additional debt financing that the Partnership uses to partially finance its investment portfolio or otherwise meet its liquidity requirements.  The inability to access debt financing may result in adverse effects on our financial condition and results of operations.  There can be no assurance that we will be able to finance additional acquisitions of tax-exempt mortgage revenue bonds through either additional equity or debt financing.  Although the consequences of market and economic conditions and their impact on our ability to pursue our plan to grow through investments in additional tax-exempt housing bonds are not fully known, we do not anticipate that our existing assets will be adversely affected in the long-term.   In addition, the economic conditions including higher levels of unemployment, lack of job growth and low home mortgage interest rates have had a negative effect on some of the apartment properties which collateralize our tax-exempt bond investments and our MF Properties in the form of lower occupancy. While some properties have been negatively effected, our overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents and non-revenue units such as model units and employee units) of the apartment properties that the Partnership has financed with tax-exempt mortgage revenue bonds was approximately at 86% during 2012 as compared to 85% during 2011.  Overall economic occupancy of the MF Properties has remained the same at approximately 76% during 2012 and 2011.  Based on the growth statistics in the market, we expect to see continued improvement in property operations and profitability in 2013 and 2014 and that rental rate and occupancy trends will continue to be positive.

Financing Arrangements

The Partnership may finance the acquisition of additional tax-exempt mortgage revenue bonds through the reinvestment of cash flow, the issuance of additional units or with debt financing collateralized by our existing portfolio of mortgage revenue bonds, including the securitization of these bonds.

Debt Financing. Our operating policy is to maintain a level of debt financing between 40% and 60% of the total par value of our mortgage revenue bond portfolio.  As of December 31, 2012, the total par value of the Partnerships' total bond portfolio is approximately $198.6 million which includes the tax-exempt bonds secured by the Ohio Properties and the Greens Property which are eliminated upon consolidation.  One TOB facility with DB and the TEBS financing agreement with Freddie Mac which have an outstanding balance of $103.9 million in total are the outstanding debt financing arrangements that have securitized tax-exempt mortgage revenue bonds.  This calculates to a leverage ratio of 52%.  The Partnership's operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 60% and 80% of the total par value of the Partnership's other tax-exempt investments. There are eight outstanding TOB facilities at December 31, 2012, which sum to outstanding borrowings of $74.1 million, which are securitizations of the PHC Certificates and MBS. The par value of the PHC Certificates and MBS is $96.9 million which calculates to a leverage ratio of 76%. Additionally, the MF Properties are encumbered by mortgage loans with an aggregate principal balance of approximately $39.1 million.  These mortgage loans mature at various times from May 2013 through February 2017. The debt financing plus mortgage loans total $217.1 million results in a leverage ratio to Partnership Total Assets of 51%.

Equity Financing.  Beginning in 2007, the Partnership has issued BUCs to raise additional equity capital to fund investment opportunities. In April 2010, a Registration Statement on Form S-3 was declared effective by the SEC under which the Partnership may offer up to $200.0 million of additional BUCs. In May 2012, the Partnership issued an additional 12,650,000 BUCs through an underwritten public offering at a public offering price of $5.06 per BUC pursuant to the Registration Statement on Form S-3. Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $60.0 million after payment of an underwriter's discount and other offering costs of approximately $4.0 million. In April 2010, the Partnership issued an additional 8,280,000 BUCs through an underwritten public offering at a public offering price of $5.37 per BUC pursuant to the Registration Statement. Net proceeds realized by the Partnership from the issuance of these BUCs were approximately $41.6 million after payment of an underwriter's discount and other offering costs of approximately $2.8 million. There was no equity raise completed in 2011.

Recent Developments

Bond Sale. In May 2012, the outstanding GMF-Madison Tower Apartments and GMF-Warren/Tulane Apartments tax-exempt mortgage revenue bonds held by the Company were sold for an amount greater than the outstanding principal and accrued base interest. The Company received approximately $4.1 million for the GMF-Madison Tower Apartments tax-exempt mortgage revenue bond and approximately $12.7 million from the GMF-Warren/Tulane Apartments tax-exempt mortgage revenue bond resulting in an approximate $668,000 realized gain.

Bond Acquisitions. In December 2012, the Partnership purchased a $6,049,000 subordinate tax-exempt mortgage revenue bond and a subordinate $934,000 taxable bond both secured by the Vantage at Judson apartments. This property is located in San Antonio, Texas and is currently under construction. Both bonds mature on February 1, 2053 and carry an annual cash interest rate of 9% plus allow for an additional 3% of interest calculated on the property's cash flows after debt service. The Vantage at Judson apartments has a construction loan with an unrelated bank and the Partnership's bonds are second lien borrowings to that construction loan. The property will have 288 units when construction is anticipated to be completed in the spring of 2014. Under the terms of a Forward Delivery Bond Purchase Agreement, the Partnership has agreed to purchase a new tax-exempt mortgage revenue bond of up to $26,687,000 (“Series B Bonds”) which will be delivered by the Issuer of the tax-exempt mortgage revenue bond once the property meets specific obligations and occupancy rates. The Series B Bonds will have a stated interest rate of 6% and bond proceeds must be used to pay off the construction loan to the bank and all or a portion of the $6,049,000 tax-exempt mortgage revenue bond.

In June 2012, the Partnership acquired a $10.0 million restructured par value tax-exempt mortgage revenue bond secured by Arbors at Hickory Ridge Apartments, a 348 unit multifamily apartment complex located in Memphis, Tennessee, which represented 100% of the bond issuance for approximately $10.2 million. In December 2012, the tax-exempt mortgage revenue bond secured by Arbors at Hickory Ridge Apartments was restructured to an $11.5 million par value tax-exempt mortgage revenue bond with an annual interest rate of 6.25% and maturity of December 1, 2049. The Partnership then purchased 100% of this bond issuance plus a taxable loan of approximately $191,000 for a payment of approximately $1,041,000 made at closing, net of refunding of the $10.0 million tax-exempt mortgage revenue bond.

MF Property Acquisitions. In August 2012, the Company closed on the purchase of the Maples on 97th property, a 258 unit facility located in Omaha, Nebraska, for a purchase price of approximately $5.5 million through the execution of a Qualified Exchange Accommodation Agreement that assigned the right to acquire and own the Maples on 97th property to a wholly-owned subsidiary of a Title Company (EAT (Maples on 97th)), for a period not to exceed six months. During this six month hold period, the Company will rehabilitate the property. The Company lent the EAT (Maples on 97th) the necessary funds to purchase the replacement property; there is no other capital within that entity. The EAT (Maples on 97th) then executed a Master Lease Agreement and Construction Management Agreement with the Company. These two agreements give the Company the rights and obligations to manage the replacement property as well as the rehabilitation during the six month hold period. In February 2013, ownership of Maples on 97th property was transferred to the Company.

MF Property Sales. In February 2013, the limited partner owners of the Ohio Properties contributed sufficient capital for a real estate sale to be recognized during the first quarter of 2013. As such, the Ohio Properties are reported as discontinued operations instead of MF Properties subject to a Sales Agreement in the consolidated financial statements for all periods presented. The Company will recognize the deferred gain of approximately $1.8 million in the first quarter of 2013, report the tax-exempt mortgage bonds collateralized by the Ohio Properties as an asset, and report the related interest income on the bonds commencing with first quarter of 2013.

In November 2012, the Partnership sold the Eagle Ridge property for approximately $2.5 million resulting in a gain of approximately $126,000. This transaction resulted in the property being reported as a discontinued operation for all periods reported.

In October 2012, the limited partnership that owns the Greens Property admitted two entities that are affiliates of Boston Capital (“BC Partners”) as new limited partners as part of a syndication of LIHTCs on the Greens Property. The Company acquired 100% of the $9.5 million tax-exempt mortgage revenue bonds issued by the North Carolina Housing Finance Agency as part of a plan of financing for the acquisition and rehabilitation of the Greens Property. Under the sales agreement, the Greens Property was sold for a total purchase price of $7.3 million resulting in a gain of approximately $1.5 million which has been deferred by the Company. The new limited partners are obligated to invest approximately $3.2 million of capital into the property, the majority of which is expected to be received prior to October 1, 2013. This transaction resulted in the property being reported as a discontinued operation for all periods reported.

In August 2012, the Partnership sold the Commons at Churchland property for approximately $8.1 million resulting in a gain of approximately $1.3 million. This transaction resulted in the property being reported as a discontinued operation for all periods reported.

Management and Employees

The Partnership is managed by its general partner, America First Capital Associates Limited Partnership Two (“AFCA 2”) which is controlled by its general partner, the Burlington Capital Group LLC ("Burlington").  The persons acting as the Board of Managers and executive officers of Burlington act as the directors and executive officers of the Partnership.  Certain services are provided to the Partnership by other employees of Burlington and the Partnership reimburses Burlington for its allocated share of these salaries and benefits.  The Partnership is not charged, and does not reimburse Burlington, for the services performed by executive officers of Burlington.

Competition

The Partnership competes with private investors, lending institutions, trust funds, investment partnerships, and other entities with objectives similar to the Partnership for the acquisition of tax-exempt mortgage revenue bonds and other investments.  This competition could reduce the availability of tax-exempt mortgage revenue bonds for acquisition and reduce the interest rate that issuers pay on these bonds.

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

The Partnership holds its interests in MF Properties through various subsidiaries which are “C” corporations for income tax purposes. These subsidiaries file separate income tax returns.  Therefore, the Partnership is only subject to income taxes on these investments to the extent it receives dividends from the subsidiaries.

The VIEs which are reported on a consolidated basis with the Partnership for GAAP reporting purposes are separate legal entities who record and report income taxes based upon their individual legal structure which may include corporations, limited partnerships, and limited liability companies.  The Partnership does not presently believe that the consolidation of VIEs for reporting under GAAP will impact the Partnership's tax status, amounts reported to unitholders on IRS Form K-1, the Partnership's ability to distribute tax-exempt income to unitholders, the current level of quarterly distributions, or the tax-exempt status of the underlying mortgage revenue bonds.

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

General Information

We are a Delaware limited partnership.  Our general partner is AFCA 2, whose general partner is Burlington.  Since 1984, Burlington has specialized in the management of investment funds, many of which were formed to acquire real estate investments such as tax-exempt mortgage revenue bonds, mortgage-backed securities, and multifamily real estate properties.  Burlington maintains its principal executive offices at 1004 Farnam Street, Suite 400, Omaha, Nebraska 68102, and its telephone number is (402) 444-1630.

We do not have any employees of our own.  Employees of Burlington, acting through our general partner, are responsible for our operations and we reimburse Burlington for the allocated salaries and benefits of these employees and for other expenses incurred in running our business operations.  In connection with the operation of the Partnership, AFCA 2 is entitled to an administrative fee in an amount equal to 0.45% per annum of the principal amount of the revenue bonds, other tax-exempt investments, and taxable mortgage loans held by the Partnership.  Ten of the tax-exempt mortgage revenue bonds held by the Partnership provide for the payment of this administrative fee to the general partner by the owner of the financed property.  When the administrative fee is payable by a property owner, it is subordinated to the payment of all base interest to the Partnership on the tax-exempt mortgage revenue bond on that property.  Our Agreement of Limited Partnership provides that the administrative fee will be paid directly by the Partnership with respect to any investments for which the administrative fee is not payable by the property owner or a third party.  In addition, our Agreement of Limited Partnership provides that the Partnership will pay the administrative fee to the general partner with respect to any foreclosed mortgage bonds.

AFCA 2 may also earn mortgage placement fees in connection with the identification and evaluation of additional investments that we acquire.  Any mortgage placement fees will be paid by the owners of the properties financed by the acquired tax-exempt mortgage revenue bonds out of bond proceeds.  The amount of mortgage placement fees, if any, will be subject to negotiation between AFCA 2 and such property owners.

Properties Management is an affiliate of Burlington that is engaged in the management of apartment complexes.  Properties Management currently manages the seven MF Properties, seven of the properties whose tax-exempt mortgage revenue bonds are held by the Partnership, and four of the properties whose tax-exempt bonds are owned by the Partnership and are reported as discontinued operations. Properties Management earns a fee paid out of property revenues.  Properties Management may also seek to become the manager of apartment complexes financed by additional tax-exempt mortgage revenue bonds acquired by the Partnership, subject to negotiation with the owners of such properties.  If the Partnership acquires ownership of any property through foreclosure of a revenue bond, Properties Management may provide property management services for such property and, in such case, earn a fee payable out of property revenues.

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

Item 1A.  Risk Factors

The financial condition, results of operations, and cash flows of the Partnership are affected by various factors, many of which are beyond the Partnership's control.  These include the following:

 Cash distributions from the Partnership may change depending on the amount of cash available for distribution.

The Partnership currently distributes cash to unitholders at an annual rate of $0.50 per unit. The amount of the cash per unit distributed by the Partnership may increase or decrease at the determination of AFCA 2 based on its assessment of the amount of cash available to the Partnership for this purpose. During the year ended December 31, 2012, the Partnership generated cash available for distribution of $0.33 per unit. Although the Partnership may supplement its cash available for distribution with unrestricted cash, unless the Partnership is able to increase its cash receipts through completion of its current investment plans, the Partnership may need to reduce the level of cash distributions per unit from the current level. In addition, there is no assurance that the Partnership will be able to maintain its current level of annual cash distributions per unit even if the Partnership completes its current investment plans.

The receipt of interest and principal payments on our tax-exempt mortgage revenue bonds will be affected by the economic results of the underlying multifamily properties.

Although our tax-exempt mortgage revenue bonds are issued by state or local housing authorities, they are not obligations of these governmental entities and are not backed by any taxing authority.  Instead, each of these revenue bonds is backed by a non-recourse loan made to the owner of the underlying apartment complex. Because of the non-recourse nature of the underlying mortgage loans, the sole source of cash to pay base and contingent interest on the revenue bond, and to ultimately pay the principal amount of the bond, is the net cash flow generated by the operation of the financed property and the net proceeds from the ultimate sale or refinancing of the property, except in limited cases where a property owner has provided a limited guarantee of certain payments.  This makes our investments in these tax-exempt mortgage revenue bonds subject to the kinds of risks usually associated with direct investments in multifamily real estate.  If a property is unable to sustain net cash flow at a level necessary to pay its debt service obligations on our tax-exempt mortgage revenue bond on the property, a default may occur.  Net cash flow and net sale proceeds from a particular property are applied only to debt service payments of the particular tax-exempt mortgage revenue bond secured by that property and are not available to satisfy debt service obligations on other tax-exempt mortgage revenue bonds that we hold.  In addition, the value of a property at the time of its sale or refinancing will be a direct function of its perceived future profitability.  Therefore, the amount of base and contingent interest that we earn on our tax-exempt mortgage revenue bonds, and whether or not we will receive the entire principal balance of the bonds as and when due, will depend to a large degree on the economic results of the underlying apartment complexes.

The net cash flow from the operation of a property may be affected by many things, such as the number of tenants, the rental rates, operating expenses, the cost of repairs and maintenance, taxes, government regulation, competition from other apartment complexes, mortgage rates for single-family housing, and general and local economic conditions.  In most of the markets in which the properties financed by our bonds are located, there is significant competition from other apartment complexes and from single-family housing that is either owned or leased by potential tenants.  Low mortgage interest rates and federal tax credits make single-family housing more accessible to persons who may otherwise rent apartments.

The value of the properties is the only source of repayment of our tax-exempt mortgage revenue bonds.

The principal of most of our tax-exempt mortgage revenue bonds does not fully amortize over their terms.  This means that all or some of the balance of the mortgage loans underlying these bonds will be repaid as a lump-sum “balloon” payment at the end of the term.  The ability of the property owners to repay the mortgage loans with balloon payments is dependent upon their ability to sell the properties securing our tax-exempt mortgage revenue bonds or obtain adequate refinancing.  The tax-exempt mortgage revenue bonds are not personal obligations of the property owners, and we rely solely on the value of the properties securing these bonds for security.  Similarly, if a tax-exempt mortgage revenue bond goes into default, our only recourse is to foreclose on the underlying multifamily property.  If the value of the underlying property securing the bond is less than the outstanding principal balance and accrued interest on the bond, we will suffer a loss.

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

There are risks associated with debt financing programs that involve securitization of our tax-exempt mortgage revenue bonds, PHC Certificates, and Mortgage-backed securities.

We have obtained debt financing through the securitization of our tax-exempt mortgage revenue bonds, PHC Certificates, and MBS and may obtain this type of debt financing in the future.  The terms of these securitization programs differ, but in general require our tax-exempt assets be placed into a trust or other special purpose entity that issues a senior security to unaffiliated investors and a residual interest to the Partnership.  The trust or other entity receives all of the interest payments from its underlying tax-exempt mortgage revenue bonds, PHC Certificates, and MBS from which it pays interest on the senior security at a variable rate.  As the holder of the residual interest, the Partnership is entitled to any remaining tax-exempt interest received by the trust holding the securitized asset after it has paid the full amount of interest due on the senior security and all of the expenses of the trust, including various fees to the trustee, remarketing agents and liquidity providers.  Specific risks generally associated with these asset securitization programs include the following:

Changes in short-term interest rates can adversely affect the cost of an asset securitization financing.

The interest rate payable on the senior securities resets periodically based on a specified index usually tied to interest rates on short-term instruments.  In addition, because the senior securities may typically be tendered back to the trust, causing the trust to remarket the senior securities from time to time, an increase in interest rates may require an increase to the interest rate paid on the senior securities in order to successfully remarket these securities.  Any increase in interest rate payable on the senior securities will result in more of the underlying tax-exempt interest being used to pay interest on the senior securities leaving less tax-exempt interest available to the Partnership.  As a result, higher short-term interest rates will reduce, and could even eliminate, the Partnership's return on a residual interest in this type of financing.

Payments on the residual interests in these financing structures are subordinate to payments on the senior securities and to payment of trust expenses and no party guarantees the payment of any amounts under the residual interests.

The Partnership holds a residual interest (known as Class B interests in a TEBS financing facility and a LIFER in a TOB financing facility) in the securitization trusts established for the debt financing facilities. These residual interests are subordinate to the senior securities sold to investors.  As a result, none of the tax-exempt interest received by such a trust will be paid to the Partnership as the holder of a residual interest until all payments currently due on the senior securities have been paid in full and other trust expenses satisfied.  As the holder of a residual certificate in these trusts, the Partnership can look only to the assets of the trust remaining after payment of these senior obligations for payment on the residual certificates.  No third party guarantees the payment of any amount on the residual certificates.

Termination of an asset securitization financing can occur for a number of reasons which could cause the Partnership to lose the tax-exempt assets and other collateral it pledged for such financing.

In general, the trust or other special purpose entity formed for an asset securitization financing can terminate for a number of different reasons relating to problems with the assets or problems with the trust itself.  Problems with the assets that could cause the trust to collapse include payment or other defaults or a determination that the interest on the assets is taxable.  Problems with a trust include a downgrade in the investment rating of the senior securities that it has issued, a ratings downgrade of the liquidity provider for the trust, increases in short term interest rates in excess of the interest paid on the underlying assets, an inability to remarket the senior securities or an inability to obtain liquidity for the trust.  In each of these cases, the trust will be collapsed and the tax-exempt mortgage revenue bonds and other collateral held by the trusts will be sold.  If the proceeds from the sale of the trust collateral are not sufficient to pay the principal amount of the senior securities with accrued interest and the other expenses of the trusts then the Partnership will be required, through its guarantee of the trusts, to fund any such shortfall.  As a result, the Partnership, as holder of the residual interest in the trust, may not only lose its investment in the residual certificates but could also realize additional losses in order to fully repay trust obligations to the senior securities.

An insolvency or receivership of the program sponsor could impair the Partnership's ability to recover the tax-exempt assets and other collateral pledged by it in connection with a bond securitization financing.

In the event the sponsor of an asset securitization financing program becomes insolvent, it could be placed in receivership.  In that situation, it is possible that the Partnership would not be able to recover the tax-exempt assets it pledged in connection with the securitization financing or that it would not receive all or any of the payments due from the trust or other special purpose entity on the residual interest held by the Partnership in such trust or other entity.

Conditions in the credit markets may increase our cost of borrowing or may make financing difficult to obtain, each of which may have a material adverse effect on our results of operations and business.

Economic conditions in international and domestic credit markets have been, and remain, challenging.  Tighter credit conditions and slower economic growth combined with continued concerns about the systemic impact of high unemployment, restricted availability of credit, and overall business and consumer confidence have contributed to a slow economic recovery and it is unclear when and how quickly conditions and markets will improve.  As a result of these economic conditions, the cost and availability of credit has been, and may continue to be, adversely affected in all markets in which we operate.  Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease, to provide funding to borrowers.  As a result, our access to debt and equity financing may be adversely affected.  If these market and economic conditions continue, they may limit our ability to replace or renew maturing debt financing on a timely basis and may impair our access to capital markets to meet our liquidity and growth requirements which may have an adverse effect on our financial condition and results of operations.

Our tax-exempt mortgage revenue bonds are illiquid assets and their value may decrease.

The majority of our assets consist of our tax-exempt mortgage revenue bonds.  These mortgage revenue bonds are relatively illiquid, and there is no existing trading market for them.  As a result, there are no market makers, price quotations, or other indications of a developed trading market for these tax-exempt mortgage revenue bonds.  In addition, no rating has been issued on any of the existing tax-exempt mortgage revenue bonds and we do not expect to obtain ratings on tax-exempt mortgage revenue bonds we may acquire in the future.  Accordingly, any buyer of these tax-exempt mortgage revenue bonds would need to perform its own due diligence prior to a purchase.  As a result, our ability to sell our tax-exempt mortgage revenue bonds, and the price we may receive upon their sale, will be affected by the number of potential buyers, the number of similar securities on the market at the time and a number of other market conditions.  As a result, such a sale could result in a loss to us.

Delay, Reduction, or Elimination of Appropriations from U.S. Department of Housing and Urban Development can result in payment defaults on the Company's investments in PHC Trusts

The Company has acquired interests (known as "LIFERS") in three PHC TOB Trusts, which, in turn, hold PHC Certificates that have been issued by three PHC Trusts which hold custodial receipts evidencing loans made to a number of public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities solely out of annual appropriations to be made to the public housing authorities by HUD under HUD's Capital Fund Program. Annual appropriations for the Capital Fund Program must be determined by Congress each year, and there is no assurance that Congress will continue to make such appropriations at current levels or at all. If Congress fails to continue to make annual appropriations for the Capital Fund Program at or near current levels, or there is a delay in the approval of appropriations, the public housing authorities may not have funds from which to pay principal and interest on the loans underlying the PHC Certificates. The failure of public housing authorities to pay principal and interest on these loans will reduce or eliminate the payments received by the Company from the PHC TOB Trusts.

Reduction in Rating of PHC Certificates and Mortgage-Backed Securities below investment grade would result in the liquidation of the investment in that TOB Trust

The Company's investment in PHC Certificates and MBS are made pursuant to the provision of its Agreement of Limited Partnership that allows investment in tax-exempt securities that are not mortgage revenue bonds backed by multifamily housing projects provided that these alternative tax-exempt securities are rated investment grade in one of the four highest rating categories by at least one nationally recognized securities rating agency. In the event the investment rating of any of the PHC Certificates held by a PHC TOB Trust or any of the MBS was reduced to less than investment grade, the trustee over the TOB Trust has no obligation to divest of that securitized asset. Accordingly, the Partnership would be required to liquidate its LIFERS in that TOB Trust or liquidate the TOB Trust entirely. The TOB Trusts have no obligation to purchase the LIFERS and there is no established trading market for the LIFERS. Likewise, if the Partnership liquidates the TOB Trust, any downgrade in the investment rating of the PHC Certificates or mortgage-backed securities will likely decrease the value of the investment. As a result, there can be no assurance that the Partnership will be able to divest its position in these LIFERS or terminate the TOB Trusts without incurring a material loss.

Prepayment rates on the mortgage loans underlying the Company's mortgage-backed securities may materially adversely affect our profitability or result in liquidity shortfalls that could require us to sell assets in unfavorable market conditions.

The Company's MBS are secured by pools of mortgages on residential properties. In general, the mortgages collateralizing our MBS may be prepaid at any time without penalty. Prepayments on our MBS result when homeowners/mortgagees satisfy (i.e., pay off) the mortgage upon selling or refinancing their mortgaged property. When we acquire a particular MBS, we anticipate that the underlying mortgage loans will prepay at a projected rate which, together with expected coupon income, provides us with an expected yield on such MBS. If we purchase assets at a premium to par value, and borrowers prepay their mortgage loans faster than expected, the corresponding prepayments on the MBS may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments on the MBS may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated. Prepayment rates on loans are influenced by changes in mortgage and market interest rates and a variety of economic, geographic, and other factors, all of which are beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks. In periods of declining interest rates, prepayment rates on mortgage loans generally increase. If general interest rates decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid (to the extent such assets are available for us to reinvest in). In addition, the market value of our MBS may, because of the risk of prepayment, benefit less than other fixed-income securities from declining interest rates

The rent restrictions and occupant income limitations imposed on properties financed by our tax-exempt mortgage revenue bonds and on our MF Properties may limit the revenues of such properties.

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

Five of the multifamily housing properties financed by tax-exempt mortgage revenue bonds held by the Partnership are located in areas that are prone to damage from hurricanes and other major storms.  The current insurable value of these five properties is approximately $84.6 million.  Due to the significant losses incurred by insurance companies in recent years due to damages from hurricanes, many property and casualty insurers now require property owners to assume the risk of first loss on a larger percentage of their property's value.  In general, the current insurance policies on the five properties financed by the Partnership that are located in areas rated for hurricane and storm exposure carry a 5% deductible on the insurable value of the properties.  As a result, if any of these properties were damaged in a hurricane or other major storm, the amount of uninsured losses could be significant and the property owner may not have the resources to fully rebuild the property and this could result in a default on the tax-exempt mortgage revenue bonds secured by the property.  In addition, the damages to a property may result in all or a portion of the rental units not being rentable for a period of time.  Unless a property owner carries rental interruption insurance, this loss of rental income would reduce the cash flow available to pay base or contingent interest on the Partnership's tax-exempt mortgage revenue bonds collateralized by these properties.

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

The Partnership has acquired indirect interests in several MF Properties that generated LIHTCs for the previous investors in these properties.  When the Partnership acquires an interest in an MF Property, it generally must agree to reimburse the prior partners for any liabilities they incur due to a recapture of LIHTCs that result from the failure to operate the MF Property in a manner consistent with the laws and regulations relating to LIHTCs after the Partnership acquired its interest in the MF Property.  The amount of this recapture liability can be substantial.

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

Each of the executive officers of Burlington and four of the managers of Burlington hold equity positions in Burlington.  A subsidiary of Burlington acts as the General Partner and manages our investments and performs administrative services for us and earns certain fees that are either paid by the properties financed by our tax-exempt mortgage revenue bonds or by us.  Another subsidiary of Burlington provides on-site management for many of the multifamily apartment properties that underlie our tax-exempt mortgage revenue bonds and each of our MF Properties and earns fees from the property owners based on the gross revenues of these properties.  The owners of the limited-purpose corporations which own three of the apartment properties financed with tax-exempt mortgage revenue bonds and taxable loans held by the Partnership are employees of Burlington who are not involved in the operation or management of the Partnership and who are not executive officers or managers of Burlington.  Because of these relationships, our agreements with Burlington and its subsidiaries are related-party transactions.  By their nature, related-party transactions may not be considered to have been negotiated at arm's length.  These relationships may also cause a conflict of interest in other situations where we are negotiating with Burlington.

Unitholders may incur tax liability if any of the interest on our tax-exempt mortgage revenue bonds, PHC Certificates, or MBS is determined to be taxable.

Certain of our tax-exempt mortgage revenue bonds bear interest at rates which include contingent interest.  Payment of the contingent interest depends on the amount of net cash flow generated by, and net proceeds realized from a sale of, the property securing the bond.  Due to this contingent interest feature, an issue may arise as to whether the relationship between the property owner and us is that of debtor and creditor or whether we are engaged in a partnership or joint venture with the property owner.  If the IRS were to determine that tax-exempt mortgage revenue bonds represented an equity investment in the underlying property, the interest paid to us could be viewed as a taxable return on such investment and would not qualify as tax-exempt interest for federal income tax purposes.  We have obtained legal opinions to the effect that the base interest paid on our tax-exempt mortgage revenue bonds is excludable from gross income for federal income tax purposes provided the interest is not paid to a “substantial user” or “related person” as defined in the Internal Revenue Code.  However, these legal opinions are not binding on the IRS or the courts, and no assurances can be given that the conclusions reached will not be contested by the IRS or, if contested, will be sustained by a court.  In addition, the tax-exempt status of the interest paid on our tax-exempt mortgage revenue bonds is subject to compliance by the underlying properties, and the owners thereof, with the bond documents and covenants required by the bond-issuing authority and the Internal Revenue Code.  Among these requirements are tenant income restrictions, regulatory agreement compliance, reporting requirements, use of proceeds restrictions and compliance with rules pertaining to interest arbitrage.  Each issuer of the revenue bonds, as well as each of the underlying property owners/borrowers, has agreed to comply with procedures and guidelines designed to ensure satisfaction with the continuing requirements of the Internal Revenue Code.  Failure to comply with these continuing requirements of the Internal Revenue Code may cause the interest on our bonds to be includable in gross income for federal income tax purposes retroactively to the date of issuance, regardless of when such noncompliance occurs.  In addition, we have, and may in the future, obtain debt financing through asset securitization programs in which we place tax-exempt mortgage revenue bonds, PHC Certificates, and MBS into trusts and are entitled to a share of the tax-exempt interest received by the trust on these bonds after the payment of interests on senior securities issued by the trust, it is possible that the characterization of our residual interest in such a securitization trust could be challenged and the income that we receive through these instruments could be treated as ordinary taxable income includable in our gross income for federal tax purposes.

Not all of the income received by the Partnership is exempt from taxation.

We have made, and may make in the future, taxable mortgage loans to the owners of properties which are secured by tax-exempt mortgage revenue bonds that we hold.  The interest income earned by the Partnership on these mortgage loans is subject to federal and state income taxes.  In addition, if we acquire direct or indirect interests in real estate, either through foreclosure of a property securing a tax-exempt mortgage revenue bond or a taxable loan or through the acquisition of an MF Property, any income we receive from the property will be taxable income from the operation of real estate.  In that case, the taxable income received by the Partnership will be allocated to our unitholders and will represent taxable income to them regardless of whether an amount of cash equal to such allocable share of this taxable income is actually distributed to unitholders.

If the Partnership was determined to be an association taxable as a corporation, it will have adverse economic consequences for the Partnership and its unitholders.

The Partnership has made an election to be treated as a partnership for federal income tax purposes.  The purpose of this election is to eliminate federal and state income tax liability for the Partnership and allow us to pass through our tax-exempt interest to our unitholders so that they are not subject to federal tax on this income.  If our treatment as a partnership for tax purposes is challenged, we would be classified as an association taxable as a corporation.  This would result in the Partnership being taxed on its taxable income, if any, and, in addition, would result in all cash distributions made by the Partnership to unitholders being treated as taxable ordinary dividend income to the extent of the Partnership's earnings and profits, which would include tax-exempt income. The payment of these dividends would not be deductible by the Partnership.  The listing of the Partnership's units for trading on the Nasdaq Global Market causes the Partnership to be treated as a “publicly traded partnership” under Section 7704 of the Internal Revenue Code.  A publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income.  Qualifying income includes interest, dividends, real property rents, gain from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends and certain other items.  Substantially all of the Partnership's gross income will continue to be tax-exempt interest income on tax-exempt mortgage revenue bonds.  While we believe that all of this interest income is qualifying income, it is possible that some or all of our income could be determined not to be qualifying income.  In such a case, if more than 10% of our annual gross income in any year is not qualifying income, the Partnership will be taxable as a corporation rather than a partnership for federal income tax purposes.  We have not received, and do not intend to seek, a ruling from the Internal Revenue Service regarding our status as a partnership for tax purposes.

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

Each of the Partnership's tax-exempt mortgage revenue bonds is collateralized by a multifamily housing property.  The Partnership does not hold title or any other interest in these properties, other than the mortgages securing the bonds.

As a result of the guidance on consolidations, the Company is required to consolidate certain of the multifamily residential properties securing its bonds because the owners of those properties are treated as Consolidated VIEs for which the Company is the primary beneficiary. As of December 31, 2012, the Company consolidated four multifamily housing properties owned by VIEs located in Florida, Nebraska and South Carolina.  The Partnership does not hold title to the properties owned by the VIEs. Due to a Master Lease Agreement executed between the Partnership and the owner of the Maples on 97th property, the results from operations of that property are included in the MF Properties footnote and in the consolidated statement of operations.

In addition to the properties owned by Consolidated VIEs, the Company reports the financial results of the MF Properties on a consolidated basis due to the limited partnership interests held by its subsidiary in the partnerships that own the MF Properties.  The Company consolidated eleven MF Properties located in Nebraska, Kentucky, Indiana, Georgia, North Carolina, Texas, and Ohio as of December 31, 2012. The three Ohio Properties and the Greens Property in North Carolina are reported as discontinued operations (see Note 10 to the consolidated financial statements).

The following table sets forth certain information for each of the consolidated properties as of December 31, 2012:

Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2012
Bent Tree Apartments	Columbia, SC	232	$986,000	$11,877,333	$12,863,333
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,713,038	9,563,438
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	11,352,854	12,749,654
EAT (Maples on 97th) (1)	Omaha, NE	258	905,000	6,161,770	7,066,770
					$42,243,195
Less accumulated depreciation (depreciation expense of approximately $1.5 million in 2012)					(13,871,102)
Balance at December 31, 2012					$28,372,093

MF Properties
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2012
Arboretum	Omaha, NE	145	$1,720,740	$18,997,550	$20,718,290
Eagle Village	Evansville, IN	511	564,726	12,277,210	12,841,936
Glynn Place	Brunswick, GA	128	743,996	4,750,267	5,494,263
Meadowview	Highland Heights, KY	118	688,539	5,214,306	5,902,845
Residences of DeCordova	Granbury, TX	110	680,852	8,389,721	9,070,573
Residences of Weatherford	Weatherford, TX	76	533,000	7,077,420	7,610,420
Construction work in process (2)	Lincoln, NE	N/A	—	936,833	936,833
					$62,575,160
Less accumulated depreciation (depreciation expense of approximately $2.5 million in 2012)					(5,458,961)
Balance at December 31, 2012					$57,116,199

(1) Due to a Master Lease Agreement between the Partnership and the EAT, the results from operations of the Maples on 97th property are included in the MF Properties segment.
(2) The construction work in process represents pre-development architecture and engineering costs related to a 475 bed student housing project to be built above a 1,605 parking stall garage to be constructed at the University of Nebraska-Lincoln.

Item 3.  Legal Proceedings.

There are no pending legal proceedings to which the Partnership is a party or to which any of the properties collateralizing the Partnership's tax-exempt mortgage revenue bonds are subject.

Item 4.    Mine Safety Disclosures

None

PART II

Item 5. Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

(a)Market Information. BUCs represent assignments by the sole limited partner of its rights and obligations as a limited partner. The rights and obligations of unitholders are set forth in the Partnership's Agreement of Limited Partnership. BUCs of the Partnership trade on the NASDAQ Global Market under the trading symbol "ATAX". The following table sets forth the high and low sale prices for the BUCs for each quarterly period from January 1, 2011 through December 31, 2012.

2012	High	Low
1st Quarter	$5.59	$4.91
2nd Quarter	$5.93	$4.98
3rd Quarter	$6.19	$5.25
4th Quarter	$7.10	$5.81

2011	High	Low
1st Quarter	$5.90	$5.22
2nd Quarter	$5.83	$5.15
3rd Quarter	$5.70	$5.08
4th Quarter	$5.35	$4.80

(b) Unitholders. The approximate number of unitholders on December 31, 2012 was 11,778.

(c) Distributions. Distributions to unitholders were made on a quarterly basis during 2012, 2011, and 2010. Total distributions for the years ended December 31, 2012, 2011, and 2010 were approximately $20,643,000, $15,061,000, and $13,574,000, respectively.

(d)The distributions paid or accrued per BUC during the fiscal years ended December 31, 2012, 2011, and 2010 were as follows:

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Cash Distributions	$0.5000	$0.5000	$0.5100

See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” for information regarding the sources of funds that will be used for cash distributions and for a discussion of factors which may adversely affect the Partnership's ability to make cash distributions at the same levels in 2013 and thereafter.

(e)Sales of Unregistered Securities. None

(f)Issuer Purchases of Equity Securities. None

Item 6.  Selected Financial Data.

Set forth below is selected financial data for the Company as of and for the years ended December 31, 2008 through 2012. The information should be read in conjunction with the Company's consolidated financial statements and notes thereto filed in response to Item 8 of this report.  Please refer to the discussions in Item 1 and Item 7 regarding the implementation of guidance on consolidations and it's effects on the presentation of financial data in this report on Form10-K:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008

Property revenue	12,654,530	10,976,250	9,106,667	10,174,848	10,059,916
Real estate operating expenses	(7,877,931)	(6,758,707)	(6,060,676)	(6,973,134)	(6,865,593)
Depreciation and amortization expense	(4,982,030)	(3,963,502)	(3,590,151)	(4,178,377)	(3,445,511)
Investment income	11,078,467	9,497,281	6,881,314	4,253,164	4,230,205
Gain on sale and retirement of bonds	680,444	445,257
Other interest income	150,882	485,679	455,622	106,082	150,786
Other income	555,328	294,328	—	—	—
Gain on sale of assets held for sale	—	—	—	862,865	—
Gain on early extinguishment of debt	—	—	435,395	—	(68,218)
Asset impairment charge - Weatherford	—	—	(2,528,852)	—	—
Provision for loss on receivables	(452,700)	(952,700)
Provision for loan loss	—	(4,242,571)	(562,385)	(1,401,731)	—
Interest expense	(5,530,995)	(5,441,700)	(1,887,823)	(3,307,854)	(3,316,993)
General and administrative expenses	(3,512,233)	(2,764,970)	(2,383,784)	(1,997,661)	(1,808,459)
Income (loss) from continuing operations	2,763,762	(2,425,355)	(134,673)	(2,461,798)	(1,063,867)
Income (loss) from discontinued operations, (including gain on sale of $1,406,608 and $26,514,809 in 2012 and 2009, respectively)	2,232,276	752,192	(469,518)	26,289,211	23,263
Net income (loss)	4,996,038	(1,673,163)	(604,191)	23,827,413	(1,040,604)
Less: net income (loss) attributable to noncontrolling interest	549,194	570,759	(203,831)	(11,540)	(9,364)
Net income (loss) - America First Tax Exempt Investors, L. P.	4,446,844	(2,243,922)	(400,360)	23,838,953	(1,031,240)
Less: general partners' interest in net income	691,312	152,359	28,532	804,223	64,059
Unallocated (loss) income related to variable interest entities	(1,522,846)	(1,289,539)	(2,466,260)	20,495,957	(3,756,894)
Unitholders' interest in net income (loss)	$5,278,378	$(1,106,742)	$2,037,368	$2,538,773	$2,661,595
Unitholders' Interest in net income per unit (basic and diluted):
Income (loss) from continuing operations	$0.09	$(0.06)	$0.09	$0.18	$0.24
Income (loss) from discontinued operations	$0.05	$0.02	$(0.02)	$(0.03)	$(0.04)
Net income (loss), basic and diluted, per unit	$0.14	$(0.04)	$0.07	$0.15	$0.20
Distributions paid or accrued per BUC	$0.5000	$0.5000	$0.5400	$0.5450	$0.5400
Weighted average number of BUCs outstanding, basic and diluted	37,367,600	30,122,928	27,493,449	16,661,969	13,512,928

Please refer to the discussions in Item 1 and Item 7 regarding the implementation of guidance on consolidations and it's effects on the presentation of financial data in this report on Form10-K (continued):

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008

Investments in tax-exempt mortgage revenue bonds, at fair value	$45,703,294	$26,542,565	$27,115,164	$69,399,763	$44,492,526
Tax-exempt mortgage revenue bonds held in trust, at fair value	$99,534,082	$109,152,787	$73,451,479	$—	$—
Public housing capital fund trusts, at fair value	$65,389,298	$—	$—	$—	$—
Mortgage-backed securities, at fair value	$32,121,412	$—	$—	$—	$—
Real estate assets, net	$85,488,292	$75,268,936	$51,750,123	$61,148,393	$55,307,206
Total assets of discontinued operations	$32,580,427	$37,494,700	$33,714,886	$31,891,383	$34,283,305
Total assets	$413,150,755	$297,976,545	$241,607,249	$190,770,720	$157,863,276
Total debt of continuing operations	$217,067,507	$148,137,455	$99,972,100	$59,783,065	$66,154,371
Total debt of discontinued operations	$—	$10,779,428	$6,281,882	$25,697,122	$41,319,656
Cash flows provided by (used in) operating activities	$7,482,090	$10,229,300	$2,200,893	$(339,254)	$4,445,215
Cash flows (used in) provided by investing activities	$(97,296,115)	$(31,811,420)	$(48,549,857)	$11,822,244	$(16,598,170)
Cash flows provided by (used in) financing activities	$99,932,112	$28,518,485	$42,345,477	$(1,563,495)	$4,692,149
Cash Available for Distribution ("CAD")(1)	$12,288,089	$10,608,768	$9,513,494	$8,708,527	$6,248,920

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

	2012	2011	2010	2009	2008
Net income (loss) - America First Tax Exempt Investors L.P.	$4,446,844	$(2,243,922)	$(400,360)	$23,838,953	$(1,031,240)
Net (loss) income related to VIEs and eliminations due to consolidation	1,522,846	1,289,539	2,466,260	(20,495,957)	3,756,894
Net income (loss) before impact of VIE consolidation	5,969,690	(954,383)	2,065,900	3,342,996	2,725,654
Change in fair value of derivatives and interest rate derivative amortization	944,541	2,083,521	(571,684)	830,142	721,102
Depreciation and amortization expense (Partnership only)	3,447,316	2,281,541	1,337,859	1,625,120	1,298,594
Provision for loss on receivables	452,700	952,700	—	—	—
Provision for loan loss	—	4,242,571	1,147,716	1,696,730	—
Deposit liability gain - Ohio sale agreement	—	—	1,775,527	—	—
Tier 2 Income distributable to the General Partner (1)	(657,933)	(170,410)	(472,246)	(802,909)	(38,336)
Asset impairment charge - Weatherford	—	—	2,716,330	—	—
Depreciation and amortization related to discontinued operations	452,942	887,492	1,172,771	1,888,953	1,541,906
Loss on bond sale	—	—	—	127,495	—
Bond purchase discount accretion (net of cash received)	160,464	(100,998)	(403,906)	—	—
Ohio and Greens deferred interest	1,518,369	1,390,056	745,227	—	—
CAD	$12,288,089	$10,612,090	$9,513,494	$8,708,527	$6,248,920
Weighted average number of units outstanding,
basic and diluted	37,367,600	30,122,928	27,493,449	16,661,969	13,512,928
Net income (loss), basic and diluted, per unit	$0.14	$(0.04)	$0.07	$0.15	$0.20
Total CAD per unit	$0.33	$0.35	$0.35	$0.52	$0.46
Distributions per unit	$0.5000	$0.5000	$0.5000	$0.5450	$0.5400

(1) As described in Note 2 to the consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the unitholders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner. For the year ended 2012, the Tier 2 income is approximately $557K recognized on the Arbors at Hickory Ridge mortgage revenue bond re-structuring, $668K recognized on the GMF-Madison and GMF-Warren/Tulane tax exempt revenue bond sale and $1.4 million recognized on the sale of the MF Properties. For the year ended December 31, 2011, the Tier 2 income is approximately $445K recognized on the Briarwood tax-exempt mortgage revenue bond retirement and approximately $308K of contingent interest recognized upon the Clarkson tax-exempt mortgage revenue bond retirement. For the second quarter of 2010, the deferred gain on the sale of the Ohio Properties generated approximately $1.8 million and contingent interest generated approximately $33K of Tier 2 income. For 2009, the Tier 2 income distributable to the General Partner was generated by the early redemption of Woodbridge - Bloomington and Woodbridge - Louisville tax-exempt mortgage revenue bond investments, the sale of Oak Grove, and contingent interest received from Fairmont Oaks and Lake Forest Apartments. For 2008, Lake Forest generated approximately $45,000, Fairmont Oaks generated approximately $54,000, and Iona Lakes generated approximately $54,000 of Tier 2 income.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

In this Management's Discussion and Analysis, the “Partnership” refers to America First Tax Exempt Investors, L.P. and its Consolidated Subsidiaries which consist of:

•
ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing with Freddie Mac (See Notes 2 and 11 to the consolidated financial statements).

•
Seven multifamily apartments ("MF Properties") of which six are owned by various Partnership subsidiaries. Such subsidiaries hold a 99% limited partner interest in three limited partnerships and 100% member positions in four limited liability companies. The seventh MF Property is Maples on 97th whose operating results are reported by the Partnership as a result of a Master Lease Agreement between the Partnership and the owner of that property (See Note 4 to the consolidated financial statements).

•	Four apartment properties are reported as discontinued operations (See Note 10 to the consolidated financial statements).

The “Company” refers to the consolidated financial statements reported in this Form 10-K which include the assets, liabilities, and results of operations of the Partnership, its Consolidated Subsidiaries and three other consolidated entities in which the Partnership does not hold an ownership interest but which own multifamily apartment properties financed with tax-exempt mortgage revenue bonds held by the Partnership and which are treated as variable interest entities ("VIEs") of which the Partnership has been determined to be the primary beneficiary (“Consolidated VIEs”). All significant transactions and accounts between the Partnership and the VIEs have been eliminated in consolidation.

Executive Summary

Tax-exempt Mortgage Revenue Bonds. On December 31, 2012, the Partnership owned 22 federally tax-exempt mortgage revenue bonds with an aggregate outstanding principal amount of $198.6 million.  These bonds were issued by various state and local housing authorities in order to provide construction and/or permanent financing of 20 multifamily residential apartments containing a total of 3,880 rental units located in the states of Florida, Illinois, Iowa, Kansas, Kentucky, Minnesota, North Carolina, Ohio, South Carolina, Tennessee, and Texas. In each case the Partnership owns, either directly or indirectly, 100% of the bonds issued for these properties. Each bond is secured by a mortgage or deed of trust on the financed apartment property. The properties underlying the fourteen non-consolidated tax-exempt mortgage revenue bonds contain a total of 2,700 rental units at December 31, 2012. Two bonds secured by the three Ohio Properties containing 362 rental units and two bonds secured by the Greens Property containing 168 rental units are eliminated in consolidation in the Company's financial statement (see Note 3 to the consolidated financial statements) and the multifamily apartment properties are reported as discontinued operations. As of December 31, 2011, the properties underlying the fifteen non-consolidated tax-exempt mortgage revenue bonds contain a total of 2,947 rental units.

The tax-exempt bond segment reported revenue of approximately $12.2 million, interest expense of approximately $3.5 million and income from continuing operations of approximately $4.1 million for the year ended December 31, 2012. The tax-exempt bond investments segment reported revenue of approximately $12.6 million and $11.1 million, interest expense of approximately $4.5 million and $1.8 million and loss from continuing operations of approximately $0.4 million versus income from continuing operations of approximately $2.4 million for the years ended December 31, 2011 and 2010. The majority of the increase in income from continuing operations between 2011 to 2012 resulted from a $4.2 million impairment of the Iona Lakes taxable loan in 2011 and no taxable loan impairments in 2012. The remaining reason for the increase is due to the non-cash change in the fair value of the interest rate derivatives; which was a loss of $2.1 million and approximately $945,000 in 2011 and 2012, respectively. The approximately $2.7 million change in income from operations between 2011 versus 2010 can also be attributed to the $4.2 million impairment of the Iona Lakes taxable loan in 2011 versus an approximately $560,000 impairment of the Woodland Park and Ashley Square/Cross Creek cross-collateralized loans offset by the additional $1.5 million of revenue attributed to additional bonds purchased in 2011.

Consolidated VIEs. The three Consolidated VIE multifamily apartment properties as of December 31, 2012 and 2011, contained a total of 650 rental units.

Other Tax-Exempt Securities.  During 2012, the Company invested in other types of tax-exempt securities.  In accordance with the terms of the Agreement of Limited Partners, these tax-exempt securities must be rated in one of the four highest rating categories by at least one nationally recognized securities rating agency and may not represent more than 25% of the Partnership's assets at the time of acquisition.

Public Housing Capital Fund Trusts' Certificates ("PHC Certificates"). The PHC Certificates, acquired during 2012, consist of custodial receipts evidencing loans made to a number of public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by HUD under HUD's Capital Fund Program. At December 31, 2012, the Company owns PHC Certificates with an aggregate outstanding principal amount of $65.3 million. The Public Housing Capital Fund Trust Certificates segment reported revenue of approximately $1.6 million, interest expense of approximately $542,000, and income from continuing operations of $1 million for the year ending December 31, 2012.

Mortgage-backed securities ("MBS"). As of December, 31, 2012, the Company owns ten state-issued MBS with an aggregate outstanding principal amount of $31.6 million. The MBS were acquired during the fourth quarter of 2012 and are backed by residential mortgage loans. The Mortgage-backed securities segment reported revenue of approximately $194,000, interest expense of approximately $39,000, and income from continuing operations of $149,000 for the year ending December 31, 2012.

MF Properties. To facilitate its investment strategy of acquiring additional tax-exempt mortgage revenue bonds secured by multifamily apartment properties, the Partnership may acquire ownership positions in MF Properties, in order to ultimately restructure the property ownership through a sale of the MF Properties.  The Partnership expects each of these MF Properties to eventually be sold to a not-for-profit entity or in connection with a syndication of LIHTCs under Section 42 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).  The Partnership expects to acquire tax-exempt mortgage revenue bonds issued to provide debt financing for these properties at the time the property ownership is restructured. The Partnership expects to provide the tax-exempt mortgage revenue bonds to the new property owners as part of the restructuring.  As of December 31, 2012, the Partnership’s wholly-owned subsidiaries held interests in three entities that own MF Properties containing a total of 504 rental units.  In addition, the Partnership's subsidiaries own four MF Properties, Arboretum, DeCordova, Eagle Village and Weatherford containing a total of 842 rental units. The MF Properties' operating goal is similar to that of the properties underlying the Partnership's tax-exempt mortgage revenue bonds. As of December 31, 2011, the Partnership’s wholly-owned subsidiaries held interests in five entities that own MF Properties containing a total of 602 rental units which includes the Greens of Pine property, Eagle Ridge, and Commons atof which six Churchland property which were all legally sold in 2012.  Also as of December 31, 2011, the Partnership's subsidiaries own four MF Properties, Arboretum, DeCordova, Eagle Village and Weatherford. Arboretum, Eagle Village and DeCordova contain a total of 732 rental units and the construction of 76 units was in process at Weatherford as of December 31, 2011 (see Note 2 and Note 8 to the consolidated financial statements).

The MF Properties segment reported revenue of approximately $7.8 million and $5.1 million and a loss from continuing operations of approximately $1.1 million and $783,000 for the years ended December 31, 2012 and 2011. The increase in revenue is due to having a full years worth of revenue from the Arboretum and Eagle Village properties which were acquired during 2011 and the Maples on 97th property which was acquired in August 2012. This increase in revenue was more than offset by an increase in real estate operating expenses and depreciation expense also attributed to these acquired properties as well as real estate operating expenses and depreciation expense from the Weatherford property which finalized construction during the first half of 2012 and is in lease-up at December 31, 2012.

Discontinued Operations. As of December 31, 2012, the Partnership’s wholly-owned subsidiaries held interests in three Ohio Properties containing 362 rental units and the Greens Property containing 168 rental units which are reported as discontinued operations (see Note 2 and Note 10 to the consolidated financial statements).  The income (loss) from discontinued operations was approximately $2.2 million in 2012, $752,000 in 2011, and $(470,000) in 2010. The increase in income between 2011 and 2012 can be attributed to the $1.4 million gain realized from the sales of the Commons at Churchland and Eagle Ridge properties in 2012. The change from loss to income from 2010 to 2011 can be attributed to the one-time payment in 2010 of AFCA 2 fees by the Ohio Properties and other costs related to the sale of the Ohio Properties.

Tender Option Bond ("TOB") Financing. During 2012, the Company closed on eight new TOB Trusts all issued under the terms of the Company's Master Trust Agreement with DB. At December 31, 2012, the Company owes approximately $49.0 million under three TOB Trusts which are securitized by PHC Certificates ("PHC TOB Trusts") with outstanding principal balance of approximately $65.3 million, owes approximately $25.1 million under five TOB Trusts which are securitized by mortgage-backed securities ("MBS TOB Trusts") with a par value of approximately $31.6 million, and owes approximately $9.8 million securitized by a $13.2 million tax-exempt mortgage revenue bond (see Note 11 to the consolidated financial statements).

As of December 31, 2012, the total cost of borrowing for the PHC Certificates TOB facility was 2.13% and the weighted average cost of borrowing on the five TOB facilities securitizing mortgage-backed securities was approximately 2.17%. The Company's total cost of borrowing under the Autumn Pines TOB is 2.71% as of December 31, 2012. The Company is accounting for these TOB transactions as secured financing arrangements.

Tax Exempt Bond Securitization ("TEBS") Financing. As of September 1, 2010, the Partnership and its Consolidated Subsidiary ATAX TEBS I, LLC, entered into a number of agreements relating to along-term debt financing facility provided through the securitization of 13 tax-exempt mortgage revenue bonds pursuant to Freddie Mac's TEBS program. The gross proceeds from TEBS Financing were approximately $95.8 million. After the payment of transaction expenses, the Company received net proceeds from the TEBS Financing of approximately $90.4 million and the Company owes approximately $94.0 million at December 31, 2012 (see Note 11 to the consolidated financial statements).

The TEBS Financing essentially provides the Company with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term tax-exempt rates. As of December 31, 2012, the total cost of borrowing was 2.03% for the TEBS facility. As of December 31, 2011, the total cost of borrowing for the TEBS was 2.05%.

Economic Conditions. The disruptions in domestic and international financial markets, and the resulting availability of debt financing has improved since the restrictions seen in 2008. While economic trends show signs of a stabilization of the economy and debt availability has increased, overall availability remains limited and the cost of credit may continue to be adversely impacted. These conditions, in our view, will continue to create potential investment opportunities for the Partnership.  We believe this continues to create opportunities to acquire existing tax-exempt bonds from distressed holders at attractive yields.  The Partnership continues to evaluate potential investments in bonds which are available on the secondary market.  We believe many of these bonds will meet our investment criteria and that we have a unique ability to analyze and close on these opportunities while maintaining our ability and willingness to also participate in primary market transactions.

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

On the other hand, continued economic weakness in some markets may limit our ability to access additional debt financing that the Partnership uses to partially finance its investment portfolio or otherwise meet its liquidity requirements.  In addition, the economic conditions including a slow job growth and low home mortgage interest rates have had a negative effect on some of the apartment properties which collateralize our tax-exempt bond investments and our MF Properties in the form of lower occupancy. While some properties have been negatively effected, overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents and non-revenue units such as model units and employee units) of the apartment properties that the Partnership has financed with tax-exempt mortgage revenue bonds was approximately at 86% during 2012 as compared to 85% during 2011.  Overall economic occupancy of the MF Properties has remained the same at approximately 76% during 2012 and 2011.  Based on the growth statistics in the market, we expect to see continued improvement in property operations and profitability. We expect that property operations will improve in 2013 and that rental rate and occupancy trends will be continue to be positive.

Discussion of the Apartment Properties securing the Partnership Bond Holdings and MF Properties as of December 31, 2012

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

			Number	Percentage of Occupied		Economic Occupancy (1) for
		Number	of Units	Units as of December 31,		the period ended December 31,
Property Name	Location	of Units	Occupied	2012	2011	2012	2011

Non-Consolidated Properties
Arbors of Hickory Ridge (2)	Memphis, TN	348	319	92%	n/a	85%	n/a
Ashley Square Apartments	Des Moines, IA	144	141	98%	97%	95%	96%
Autumn Pines	Humble, TX	250	230	92%	92%	96%	92%
Bella Vista Apartments	Gainesville, TX	144	131	91%	96%	88%	90%
Bridle Ridge Apartments	Greer, SC	152	140	92%	93%	92%	88%
Brookstone Apartments	Waukegan, IL	168	159	95%	95%	91%	91%
Cross Creek Apartments	Beaufort, SC	144	128	89%	85%	79%	83%
Iona Lakes Apartments	Ft. Myers, FL	350	310	89%	88%	69%	69%
Runnymede Apartments	Austin, TX	252	241	96%	94%	95%	88%
South Park Ranch Apartments	Austin, TX	192	187	97%	98%	96%	93%
Villages at Lost Creek	San Antonio, TX	261	249	95%	97%	90%	87%
Woodland Park	Topeka, KS	236	211	89%	91%	84%	85%
Woodlynn Village	Maplewood, MN	59	58	98%	100%	98%	97%
		2,700	2,504	93%	94%	87%	87%

Consolidated VIEs
Bent Tree Apartments	Columbia, SC	232	210	91%	93%	81%	79%
Fairmont Oaks Apartments	Gainesville, FL	178	154	87%	89%	78%	78%
Lake Forest Apartments	Daytona Beach, FL	240	217	90%	88%	78%	78%
		650	581	89%	90%	79%	78%

MF Properties
Arboretum	Omaha, NE	145	125	86%	80%	72%	72%
Eagle Village (2)	Evansfille, IN	511	360	70%	70%	75%	n/a
Glynn Place	Brunswick, GA	128	98	77%	73%	67%	68%
Maples on 97th (2)	Omaha, NE	258	222	86%	n/a	84%	n/a
Meadowview	Highland Heights, KY	118	116	98%	95%	89%	90%
Residences at DeCordova (3)	Granbury, TX	110	89	81%	95%	77%	86%
Residences at Weatherford (3)	Weatherford, TX	76	55	72%	n/a	n/a	n/a
		1,346	1,065	79%	77%	76%	76%

(1) Economic occupancy is presented for the twelve months ended December 31, 2012 and 2011, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented, therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.
(2) Previous period occupancy numbers are not available, as this is a new investment.
(3) Construction on these properties has been completed and the properties are in a lease up and stabilization period.

Non-Consolidated Properties

The owners of the following properties do not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE, as a result, the Company does not report the assets, liabilities and results of operations of these properties on a consolidated basis.

Arbors of Hickory Ridge - Arbors of Hickory Ridge Apartments is located in Memphis, Tennessee and contains 348 units. The tax-exempt mortgage revenue bond owned by the Partnership was sponsored by the 501(c)3 not-for-profit owner of Arbors of Hickory Ridge.  The tax-exempt mortgage revenue bond has an outstanding principal amount of $11.5 million and has a base interest rate of 6.25% per annum. The bond does not provide for contingent interest. This bond was purchased at par in December 2012. Arbors of Hickory Ridge's operations resulted in net operating income of $568,000 before payment of bond debt service on net revenue of approximately $1.23 million in 2012. The property is current on the payment of principal and interest on the Partnership's bond as of December 31, 2012.

Ashley Square - Ashley Square Apartments is located in Des Moines, Iowa and contains 144 units.  The tax-exempt mortgage revenue bond owned by the Partnership is a traditional “80/20” bond issued prior to the Tax Reform Act of 1986.  This bond requires that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size.  The bond has an outstanding principal amount of $5.3 million and has a base interest rate of 6.25% per annum.  The bond also provides for contingent interest payable from excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bond accrues contingent interest at a rate of 3.0% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the property has not paid any contingent interest and the Partnership has not recognized any contingent interest income related to this bond. Ashley Square's operations resulted in net operating income of $644,000 and $663,000 before payment of bond debt service on net revenue of approximately $1.36 million and $1.38 million in 2012 and 2011, respectively.  The decrease in net operating income is the result of an increase in administrative expenses and an increase in real estate taxes. The property is current on the payment of principal and base interest on the Partnership's bond as of December 31, 2012.

Autumn Pines - Autumn Pines is located in Humble, Texas and contains 250 units. The tax-exempt mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs.  The bond has an outstanding principal amount of $13.2 million and has a base interest rate of 5.8% per annum.  The bond does not provide for contingent interest. The bond was purchased in November 2010 at a discount from par for approximately $12.3 million providing an approximate effective yield to maturity of 7.0%. Autumn Pines' operations resulted in net operating income of $1.24 million and $1.19 million before payment of bond debt service on net revenue of approximately $2.39 million and $2.38 million in 2012 and 2011, respectively. The improvement in net operating income from 2011 is primarily the result of an increase in economic occupancy. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2012.

Bella Vista - Bella Vista Apartments is located in Gainesville, Texas and contains 144 units.  The tax-exempt mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs.   The bond has an outstanding principal amount of $6.6 million and has a base interest rate of 6.15% per annum.  The bond does not provide for contingent interest.  Bella Vista's operations resulted in net operating income of $639,000 and $583,000 before payment of debt service on net revenue of approximately $1.17 million and $1.12 million in 2012 and 2011, respectively. The increases in net operating income is due to a decrease in utility and repair and maintenance expenses and the increase in revenue is due to higher average rents. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2012.

Bridle Ridge - Bridle Ridge Apartments is located in Greer, South Carolina and contains 152 units.  The tax-exempt mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs.  The bond has an outstanding principal amount of $7.8 million and a base interest rate of 6.0% per annum.  The bond does not provide for contingent interest. Bridle Ridge's operations resulted in net operating income of approximately $717,000 and $702,000 before payment of bond debt service on net revenue of approximately $1.14 million and $1.06 million in 2012 and 2011, respectively. The increase in net operating income is due to an increase in economic occupancy. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2012.

Brookstone - Brookstone Apartments is located in Waukegan, Illinois and contains 168 units.  The tax-exempt mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs.  The bond has an outstanding principal amount of $9.4 million and a base interest rate of 5.45% per annum.  The bond does not provide for contingent interest. These bonds were purchased in October 2009 at a discount from par for approximately $7.3 million providing an approximate yield to maturity of 7.5%. Brookstone's operations resulted in net operating income of $895,000 and $905,000 before payment of bond debt service on net revenue of approximately $1.35 million and $1.33 million in 2012 and 2011, respectively. The decrease in net operating income is due to an increase in utility and salary expenses. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2012.

Cross Creek - Cross Creek Apartments is located in Beaufort, South Carolina and contains 144 units.  The tax-exempt mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs. The bond has an outstanding principal amount of $8.6 million and has a base interest rate of 6.15% per annum. The bond does not provide for contingent interest. These bonds were purchased in April 2009 at a discount from par for approximately $5.9 million providing an approximate yield to maturity of 7.4%. Cross Creek's operations resulted in net operating income of $453,000 and $411,000 before payment of bond debt service on net revenue of approximately $1.12 million and $1.17 million in 2012 and 2011, respectively.  This increase in net operating income is due to a decrease in real estate taxes offset by a decrease in economic occupancy. The property is current on the payment of principal and base interest on the Partnership's bond as of December 31, 2012.

Iona Lakes - Iona Lakes Apartments is located in Fort Myers, Florida and contains 350 units.  The tax-exempt mortgage revenue bond owned by the Partnership is a traditional “80/20” bond issued prior to the Tax Reform Act of 1986.  The bond has an outstanding principal amount of $15.5 million and has a base interest rate of 6.9% per annum.  The bond also provides for contingent interest payable from excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bond accrues contingent interest at a rate of 2.6% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the Partnership has realized $8,001 contingent interest income related to this bond.  Iona Lake's operations resulted in net operating income of $1.11 million and $1.08 million before payment of bond debt service on net revenue of approximately $2.68 million and $2.67 million in 2012 and 2011, respectively.  The increase in net operating income was a result of a decrease in advertising and utility expenses. The property is current on the payment of principal and base interest on the Partnership's bond as of December 31, 2012.

Runnymede Apartments - Runnymede Apartments is located in Austin, Texas and contains 252 units. The tax-exempt mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs.  The bond has an outstanding principal amount of $10.6 million and has a base interest rate of 6.00%.  The bond does not provide for contingent interest. Runnymede's operations resulted in net operating income of $1.10 million and $995,000 before payment of bond debt service on net revenue of approximately $2.18 million and $2.07 million in 2012 and 2011 respectively.  The increase in net operating income is due to an increase in economic occupancy.  The property is current on principal and interest payments on the Partnership's bond as of December 31, 2012.

South Park Ranch Apartments - South Park Ranch Apartments is located in Austin, Texas and contains 192 units.  The tax-exempt mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs.  The bond has an outstanding principal amount of $13.9 million and has a base interest rate of 6.13% per annum.  The bond does not provide for contingent interest. These bonds were purchased in August 2009 at a discount from par for approximately $11.9 million providing an approximate yield to maturity of 6.8%. South Park's operations resulted in net operating income of $1.23 million and $1.18 million before payment of bond debt service on net revenue of approximately $1.95 million and $1.86 million in 2012 and 2011, respectively.  The increase in net operating income is due to an increase in economic occupancy. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2012.

Villages at Lost Creek - Villages at Lost Creek is located in San Antonio, Texas and contains 261 units. The tax-exempt mortgage revenue bond owned by the Partnership is a private activity housing bond. The bond has an outstanding principal amount of $18.3 million and has a base interest rate of 6.25% per annum.  The bond does not provide for contingent interest. The bond were purchased in May 2010 at a discount from par for approximately $15.9 million providing an approximate yield to maturity of 7.6%. Lost Creek's operations resulted in net operating income of approximately $1.64 million and $1.54 million before payment of bond debt service on net revenue of approximately $2.45 million and $2.42 million in 2012 and 2011, respectively. The increase in net operating income is due to an increase in economic occupancy. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2012.

Woodland Park - Woodland Park is located in Topeka, Kansas and contains 236 units. The tax-exempt mortgage revenue bonds owned by the Partnership are private activity housing bonds. The bonds were issued in a Series A and B. The Series A bond has an outstanding principal amount of $15.0 million and a base interest rate of 6.0% per annum.  The Series B bond has an outstanding principal amount of $0.7 million and a base interest rate of 8.0% per annum.  The bonds do not provide for contingent interest. In May 2010, there were insufficient funds available to the property to meet debt service requirements and the property owner did not provide additional capital to fund the shortfall. As a result, a payment default on the bonds has occurred. In order to protect its investment, the Partnership issued a formal notice of default through the bond trustee and started the judicial foreclosure process. On February 28, 2013, the court issued a ruling confirming the bond trustee's right to foreclose its first mortgage on the Woodland Park property and confirming that the first mortgage securing the bond is senior to mechanic's liens filed on the property. Although the court's ruling is subject to appeal, the bond trustee has commenced foreclosure proceeding and we believe the Partnership will be able to acquire title to the Woodland Property within 75 days. Upon successfully taking ownership of Woodland Park, the Partnership will have the option of selling the property after converting it to 100% market-rate rents or maintaining the property as a rent restricted property and seeking to place new tax-exempt financing on the property and acquire the bonds. Although the foreclosure process has taken longer than originally anticipated, the Company continues to believe that the fair value of the Woodland Park property equals or exceeds the carrying amount of the Woodland Park tax-exempt mortgage revenue bond.

As of December 31, 2011, the property had 215 units leased out of total available units of 236, or 91% physical occupancy. As of December 31, 2012 the occupancy had decreased to 211 units leased, or 89% physical occupancy. America First Properties Management Company, LLC, an affiliate of AFCA 2, provides management for this property. Measures have been implemented that we believe will maintain the physical occupancy of this property at or above 89% for 2013, which will ensure ensure that net operating income is in line with what had been projected for 2013 in the most recent evaluation for other than temporary impairment. Woodland's operations resulted in net operating income of $562,000 and $754,000 before payment of bond debt service on revenue of $1.61 million and $1.55 million in 2012 and 2011, respectively. The decrease in operating income is due to an increase in real estate taxes, salary and administrative expenses for the year. The Partnership has completed an impairment evaluation of the Woodland Park bond and concluded that no other-than-temporary impairment existed at December 31, 2012 and 2011 (see Note 2 for discussion of the Partnership's impairment testing method).  However, the evaluation identified that the interest receivable on the Woodland Park bond was impaired and an approximate $452,700 and $953,000 provision for loss on interest receivables was recorded in 2012 and 2011. The Partnership will record an allowance and bad debt expense against the bond interest receivable accrued in the future until the Partnership acquires title to the Woodland Park property through the foreclosure process.

Woodlynn Village - Woodlynn Village is located in Maplewood, Minnesota and contains 59 units.  The tax-exempt mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs.  The bond has an outstanding principal amount of $4.5 million and has a base interest rate of 6.0% per annum.  The bond does not provide for contingent interest. Woodlynn Village's operations resulted in net operating income of $399,000 and $402,000 before payment of bond debt service on net revenue of approximately $606,000 and $599,000 in 2012 and 2011 respectively.  The decrease in net operating income is due primarily to an increase in real estate taxes and utility expenses offset by a slight increase in economic occupancy. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2012.

Consolidated VIEs - Continuing Operations

The owners of the following properties have been determined to meet the definition of a VIE and the Partnership has been determined to be the Primary Beneficiary. As a result, the Company reports the assets, liabilities and results of operations of these properties on a consolidated basis.

Bent Tree - Bent Tree Apartments is located in Columbia, South Carolina and contains 232 units.  The tax-exempt mortgage revenue bond owned by the Partnership is a traditional “80/20” bond issued prior to the Tax Reform Act of 1986.  The bond has an outstanding principal amount of $7.6 million and has a base interest rate of 6.25% per annum.  The bond also provides for contingent interest payable from excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bond accrues contingent interest at a rate of 1.9% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the property has not paid any contingent interest and the Partnership has not recognized any contingent interest income related to this bond. Bent Tree's operations resulted in net operating income of $571,000 and $526,000 before payment of bond debt service on net revenue of approximately $1.58 million and $1.51 million in 2012 and 2011, respectively.  The increase in net operating income is due to an increase in economic occupancy along with a decrease in utilities expenses and repair and maintenance expenses. The property is current on the payment of principal and base interest on the Partnership's bond as of December 31, 2012.

Fairmont Oaks - Fairmont Oaks Apartments is located in Gainesville, Florida and contains 178 units.  The tax-exempt mortgage revenue bond owned by the Partnership is a traditional “80/20” bond issued prior to the Tax Reform Act of 1986.  The bond has an outstanding principal amount of $7.4 million and has a base interest rate of 6.3% per annum.  The bond also provides for contingent interest payable from excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bond accrues contingent interest at a rate of 2.2% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the Partnership has realized $57,000 in contingent interest income related to this bond.   Fairmont Oak's operations resulted in net operating income of $626,000 and $647,000 before payment of bond debt service on net revenue of approximately $1.39 million and $1.38 million in 2012 and 2011, respectively.  The decrease in net operating income is the result of an increase in real estate taxes and property insurance. The property is current on the payment of principal and base interest on the Partnership's bond as of December 31, 2012.

Lake Forest - Lake Forest Apartments is located in Daytona Beach, Florida and contains 240 units.  The tax-exempt mortgage revenue bond owned by the Partnership is a traditional “80/20” bonds issued prior to the Tax Reform Act of 1986.  The bond has an outstanding principal amount of $9.1 million and has a base interest rate of 6.25% per annum.  The bond also provides for contingent interest payable from excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bond accrues contingent interest at a rate of 1.6% annually and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the Partnership has realized approximately $21,000 of contingent interest income related to this bond.   Lake Forest's operations resulted in net operating income of $694,000 and $753,000 before payment of bond debt service on net revenue of approximately $1.84 million and $1.82 million in 2012 and 2011, respectively.  The decrease in net operating income is a result of an increase in administrative expense and repair and maintenance expenses . The property is current on the payment of principal and base interest on the Partnership's bond as of December 31, 2012.

In February 2011, the Partnership foreclosed on the bonds secured by DeCordova and Weatherford and one of the Partnership's subsidiaries took 100% ownership interest in these limited liability companies. Both properties were previously reported as Consolidated VIEs and are now are reported as MF Properties (see discussion below).

MF Properties

Seven MF Properties are owned by various Partnership subsidiaries. Such subsidiaries hold a 99% limited partner interest in three limited partnerships and 100% member positions in four limited liability companies. The seven properties are encumbered by mortgage loans with an aggregate principal balance of $39.1 million at December 31, 2012. The Company reports the assets, liabilities, and results of operations of these properties on a consolidated basis.

Arboretum - Arboretum is located in Omaha, Nebraska and contains 145 units and was acquired in March 2011, for approximately $20.4 million. This is an independent senior living facility. The Arboretum's operations resulted in recognition by the Company of net operating income of approximately $1.11 million on net revenue of approximately $2.47 million in 2012.

Eagle Village - Eagle Village Apartments is located in Evansville, Indiana and contains 511 units and was acquired in June 2011, for approximately $12.0 million. This is a student housing facility. Eagle Village's operations resulted in recognition by the Company of net operating income of approximately $898,000 on net revenue of approximately $1.96 million in 2012.

Glynn Place - Glynn Place Apartments is located in Brunswick, Georgia and contains 128 units and was acquired in October 2008. Glynn Place Apartment's operations resulted in the recognition by the Company of approximately $230,000 and $267,000 of net operating income on revenue of approximately $736,000 and $742,000 during 2012 and 2011, respectively. The decrease in net operating income is due primarily to an increase in repair and maintenance expenses.

Maples on 97th - Maples on 97th Apartments is located in Omaha, NE and contains 258 units. These apartments were acquired in August 2012 through a Qualified Exchange Accommodation Agreement and the Company records the operating results from this property as a result of a Master Lease Agreement executed with the consolidated VIE that owned the property in 2012. Maples on 97th's operations resulted in the recognition by the Company of approximately $136,000 of net operating income on revenue of approximately $604,000 in 2012.

Meadowview - Meadowview Apartments is located in Highland Heights, Kentucky and contains 118 units and was acquired in July 2007. Meadowview's operations resulted in recognition by the Company of net operating income of approximately $529,000 and $506,000 on net revenue of approximately $1.08 million and $967,000 in 2012 and 2011, respectively.  The increase in net operating income is the result of a decrease in utility expenses.

Residences at DeCordova - This property is a senior (55+) affordable housing project located in Granbury, Texas in the Dallas-Fort Worth area.  The Company acquired ownership of the property through foreclosure in February 2011. At this time, the Partnership is operating the 110 unit property as a market rate rental property. DeCordova's operations resulted in recognition by the Company of net operating income of approximately $344,000 on net revenue of approximately $734,000 in 2012. In February 2012, the Company secured a $2.0 million construction loan for the expansion of the DeCordova property and an additional 34 units were constructed and completed adjacent to the first phase in August 2012.  The construction loan is with an unrelated third party. Upon lease stabilization, the Partnership will evaluate its options in order to recoup its investment.

Residences at Weatherford - This property is a senior (55+) affordable housing project with 76 units located in Weatherford, Texas in the Dallas-Fort Worth area. The Company acquired ownership of the property through foreclosure in February 2011. In July 2011, the Company obtained a construction loan secured by the DeCordova and Weatherford properties. The $6.4 million construction loan funded the completion of Weatherford and is with an unrelated third party. This property was completed in April 2012 and the Partnership is operating the property as a market rate rental property. Weatherford's operations resulted in recognition by the Company of net operating loss of approximately $73,000 on net revenue of approximately $255,000 in 2012. The Partnership expects to operate the property as a market rate property and, upon lease stabilization, will evaluate its options in order to recoup its investment.

MF Properties Reported as Discontinued Operations

There are four properties which serve as the collateral for tax-exempt mortgage revenue bonds owned by the Partnership. These tax-exempt mortgage revenue bonds are eliminated upon consolidation because 1) the Partnership previously owned the four multi-family properties prior to purchasing the tax-exempt mortgage revenue bonds and 2) the Partnership has yet to be able to recognize for accounting purposes the sale of these MF Properties in conjunction with purchasing the tax-exempt mortgage revenue bonds. The limited partner owners of each of these four properties have commitments to make sufficient capital contributions that will allow for real estate sales to be recognized upon the investment by such limited partner owners. The Partnership currently expects to recognize real estate sales for these four properties during 2013. The following is a summary of the financial performance of these four properties:

Crescent Village - Crescent Village Townhomes is located in Cincinnati, Ohio and contains 90 units and was acquired in July 2007.  The consolidation of Crescent Village's operations resulted in recognition by the Company of net operating income of approximately $393,000 and $324,000 on net revenue of approximately $825,000 and $731,000 in 2012 and 2011, respectively.  The increase in net operating income is the result of an increase in economic occupancy along with a decrease in utility and advertising expenses. The property is current on the payment of principal and interest on the Partnership's bonds as of December 31, 2012.

Greens of Pine Glen - Greens of Pine Glen Apartments is located in Durham, North Carolina and contain 168 units and was acquired in February 2009. The Greens of Pine Glen Apartment's operations resulted in the recognition by the Company of approximately $585,000 and $588,000 of net operating income on revenue of approximately $1.39 million and $1.33 million during 2012 and 2011, respectively. The decrease of net operating income is the result of an increase in salaries expenses, offset by an increase in economic occupancy. The property is current on the payment of principal and interest on the Partnership's bonds as of December 31, 2012.

Post Woods -   Post Woods Townhomes is located in Reynoldsburg, Ohio and contains 180 units and was acquired in July 2007. The consolidation of Post Woods' operations resulted in the recognition by the Company of net operating income of approximately $699,000 and $747,000 on net revenue of approximately $1.60 million and $1.49 million in 2012 and 2011, respectively.  The decrease in net operating income is a result of an increase real estate taxes, salary and repair and maintenance expenses, offset by an increase in economic occupancy. The property is current on the payment of principal and interest on the Partnership's bonds as of December 31, 2012.

Willow Bend - Willow Bend Townhomes is located in Columbus (Hilliard), Ohio and contains 92 units and was acquired in July 2007. The consolidation of Willow Bend's operations resulted in recognition by the Company of net operating income of approximately $336,000 and $351,000 on net revenue of approximately $832,000 and $788,000 in 2012 and 2011, respectively.  The decrease in net operating income is the result of an increase in real estate taxes and administrative expenses, offset by an increase in economic occupancy. The property is current on the payment of principal and interest on the Partnership's bonds as of December 31, 2012.

Results of Operations

The Consolidated Company

The tables below compare the results of operations for the Company for 2012, 2011, and 2010:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010

Revenues:
Property revenues	$12,654,530	$10,976,250	$9,106,667
Investment income	11,078,467	9,497,281	6,881,314
Gain on sale and retirement of bonds	680,444	445,257	—
Other interest income	150,882	485,679	455,622
Other income	555,328	294,328	—
Gain on early extinguishment of debt	—	—	435,395
Total Revenues	25,119,651	21,698,795	16,878,998

Expenses:
Real estate operating (exclusive of items shown below)	7,877,931	6,758,707	6,060,676
Provision for loss on receivables	452,700	952,700	—
Provision for loan loss	—	4,242,571	562,385
Asset impairment charge - Weatherford	—	—	2,528,852
Depreciation and amortization	4,982,030	3,963,502	3,590,151
Interest	5,530,995	5,441,700	1,887,823
General and administrative	3,512,233	2,764,970	2,383,784
Total Expenses	22,355,889	24,124,150	17,013,671
Income (loss) from continuing operations	2,763,762	(2,425,355)	(134,673)
Income (loss) from discontinued operations (including gain on sale of MF Properties of $1,406,608 in 2012)	2,232,276	752,192	(469,518)
Net income (loss )	4,996,038	(1,673,163)	(604,191)
Net income (loss) attributable to noncontrolling interest	549,194	570,759	(203,831)
Net income (loss) - America First Tax Exempt Investors, L. P.	$4,446,844	$(2,243,922)	$(400,360)

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Property revenues.  Property revenues increased approximately $2.7 million from the addition of Eagle Village and Arboretum which was acquired after the first quarter 2011, DeCordova and Weatherford which began leasing in 2012, and Maples on 97th which was acquired in third quarter 2012. Offsetting these increases was an approximate $1.1 million reduction in revenue due to the deconsolidation of Iona Lakes (which occurred in June 2011). Annual net rental revenues per unit related to the MF Properties increased to $5,705 per unit in 2012 from $4,974 in 2011. The annual net rental revenues per unit related to the Consolidated VIEs increased to approximately $7,064 in 2012 from approximately $6,973 in 2011.

Investment income.   Investment income increased during 2012 as compared to 2011 due to offsetting factors. The increases are due to the additional tax-exempt interest payments of approximately $2.3 million from the acquisitions of the PHC Certificates, the Arbors at Hickory Ridge tax-exempt mortgage revenue bond, the MBS, and the Vantage at Judson tax-exempt mortgage revenue bond in 2012 and approximately $444,000 due to the deconsolidation of Iona Lakes in the second quarter 2011. Offsetting these increases was an approximate $659,000 decrease attributable to the redemptions of Briarwood Manor Apartments and Clarkson College tax-exempt mortgage revenue bonds and approximately $230,000 due to the foreclosure of Weatherford in 2011.

Gain on sale and retirements of bonds. Approximately $668,000 of the gain on sale and retirements of bonds is the result of the sale of the GMF-Madison Tower and GMF-Warren/Tulane tax-exempt mortgage revenue bonds in May 2012. Approximately $445,000 on the gain on sale and retirements of bonds reported for fiscal 2011 is the result of the gain on the Briarwood tax-exempt mortgage revenue bond retirement during 2011.

Other interest income.  Other interest income is comprised mainly of interest income on taxable loans held by the Company. The decrease in other interest income is attributable to lower levels of taxable loans outstanding in 2012.

 Other income.  Approximately $555,000 reported in 2012 is the payment on a property owner promissory note received upon the restructuring of the Arbors at Hickory Ridge tax-exempt mortgage revenue bond. Other income in 2011 is comprised mostly of the forgiveness of third party debt related to the DeCordova foreclosure and a $150,000 prepayment penalty received from the Foundation for Affordable Housing in third quarter 2011.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties and the Consolidated VIEs is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The overall increase in real estate operating expenses was due to various factors. The Arboretum and Eagle Village properties reported approximately $507,000 of expenses which were not included in 2011, Weatherford reported approximately $328,000 of expenses as an MF Property for 2012 as it began lease-up in late March 2012, and DeCordova reported an additional approximate $129,000 due to the beginning lease-up of its 34 new units in third quarter 2012. In addition, Maples on 97th Apartments and the EAT reported approximately $468,000 of acquisition and operating expenses as it was acquired in third quarter 2012. The remaining increases were related to the existing VIEs and MF Properties normal operating expense increases in salaries, utilities, insurance and repair and maintenance. These increases in expenses were offset by approximately $678,000 reduction in operating expenses due to the deconsolidation of Iona Lakes in 2011.

Provision for loss on receivables. During 2012, two interest payments from the Woodland Park bond were received and the remaining accrued interest of approximately $452,700 has been reserved. During the second quarter of 2011, an impairment of the interest receivable on the Woodland Park bond occurred and an allowance for loss of approximately $953,000 was recorded against the accrued bond interest receivable in 2011.

Provision for loan loss. During 2011, the Company recorded an allowance against the Iona Lakes taxable loan. No such provisions for loan losses were recorded against taxable loans during 2012.

Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the apartment properties of the Consolidated VIEs and the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB Credit Facilities. The increase in depreciation and amortization expense from the 2011 to 2012 is related to approximately $1.3 million from the Arboretum property (acquired on March 31, 2011), the Eagle Village property acquired at the end of June 2011, the additional depreciation recorded once the Weatherford and DeCordova's construction was completed and placed in service in second and third quarter 2012, and the acquisition of Maples on 97th acquired in third quarter of 2012. Offsetting this increase is the approximate $317,000 decrease in depreciation and amortization expense due to the deconsolidation of Iona Lakes in second quarter 2011.

Interest expense. The increase in interest expense during 2012 compared to 2011 was due to offsetting factors. The Company's borrowing cost remained at approximately 2.7% per annum for both 2011 and 2012. However, the Company realized approximately $1.2 million increase in interest expense as a result of the higher average principal of outstanding debt in 2012 as compared to 2011. Offsetting this increase was the approximate $1.1 million decrease from the mark to market adjustment of the Company's derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.

General and administrative expenses. The increase in general and administrative expenses is mainly due to incentive compensation, increases in administrative fees due to the purchase of PHC Certificates and MBS and increases in professional fees.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Property revenues.  Property revenues increased mainly as a result of additional MF Properties. The Arboretum was acquired on March 31, 2011, and added approximately $1.8 million to property revenues during 2011. Eagle Village was acquired on June 29, 2011 and added approximately $945,000 to property revenues in 2011. Partially offsetting this increase was an approximately $1.4 million decrease in revenue due to the deconsolidation of Iona Lakes. The remaining increase is primarily attributable to the increased economic occupancy at the existing MF Properties year over year. Annual net rental revenues per unit related to the MF Properties decreased to $4,974 per unit in 2011 from $6,369 in 2010. This was due to the acqusition of the Eagle Village student housing project which was acquired in 2011. The annual net rental revenues per unit related to the Consolidated VIEs increased to approximately $6,973 in 2011 from approximately $6,888 in 2010.

Investment income.  Investment income increased during 2011 due to a higher level of bond investments. Total bond investments at December 31, 2011 were approximately $135.7 million as compared to approximately $100.6 million at December 31, 2010. Interest payments of approximately $1.9 million were received from tax-exempt mortgage revenue bonds that the Company did not hold during 2010. The deconsolidation of Iona Lakes resulted in an approximate $635,000 increase in bond investment income during 2011 as compared to 2010. In addition, the Company realized approximately $308,000 of contingent interest from the Clarkson College bond retirement in second quarter 2011.

Gain on sale and retirements of bonds. Approximately $445,000 is the gain on the Briarwood tax-exempt mortgage revenue bond retirement during 2011.

 Other interest income.  Other interest income is comprised mainly of interest income on taxable loans held by the Company. The increase in other interest income is attributable to higher levels of taxable loans outstanding in 2011.

Other income.  Other income is comprised of two separate items. Approximately $144,000 is related to the forgiveness of debt from an unrelated third party related to the DeCordova foreclosure which occurred in first quarter 2011 and the payment of a $150,000 prepayment penalty received from the Foundation for Affordable Housing.

Gain on early extinguishment of debt. In June 2010, the Company had the opportunity to acquire at a discount, and thereby retire, the $12.8 million outstanding mortgage debt secured by the Ohio Properties. The early extinguishment of this debt resulted in a gain of approximately $435,000 in 2010.

Real estate operating expenses.  Real estate operating expenses increased from approximately $6.1 million in 2010 to approximately $6.8 million in 2011 due to the following offsetting factors. During 2011, real estate expenses increased approximately $1.2 million due to the addition of the Arboretum property, approximately $286,000 of which were acquisition related expenses, and approximately $667,000 due to the addition of the Eagle Village property. The deconsolidation of Iona Lakes reduced expenses by approximately $1.0 million when comparing 2011 to 2010. In addition, the Ohio Property rehabilitation caused a reduction in real estate taxes, insurance and repairs and maintenance expenses year over year.

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

Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the apartment properties of the Consolidated VIEs and the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB Credit Facilities. The increase in depreciation and amortization expense from 2010 to 2011 is related to offsetting factors. Approximately $742,000 of depreciation expense and approximately $163,000 of in-place lease amortization increases are directly related to the new MF Properties acquired in 2011. This was offset by the reduction of approximately $446,000 depreciation expense due to the deconsolidation of Iona Lakes and the $197,000 reduction of amortization expense related to reduced deferred financing costs. The remaining increase is attributable to depreciation on newly capitalized and newly acquired assets.

Interest expense. The increase in interest expense during 2011 compared to 2010 was due to offsetting factors. The Company's borrowing cost decreased from approximately 3.7% per annum in 2010 to approximately 2.7% resulting in an approximate decrease of $725,000 when comparing 2011 to 2010. Offsetting this decrease was an approximate $1.5 million increase resulting from the higher average principal of outstanding debt. The remaining approximate $2.7 million increase was the result of the mark to market adjustment of the Company's derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.

General and administrative expenses. General and administrative expenses increased in 2011 as compared to 2010. Approximately $179,000 of this increase is due to administration fees paid to AFCA2 as a result of new investments. The remaining increase is related to increased salary and insurance expenses offset by a reduction in professional fees.

The Partnership

The following discussion of the Partnership's results of operations for the years ended December 31, 2012, 2011 and 2010 reflects the operations of the Partnership without the consolidation of the Consolidated VIEs required by the accounting guidance on consolidations. The Ohio Properties and the Green property are reflected as discontinued operations and not Tax-Exempt Bond Investments in the following discussion.

This information reflects the information used by management to analyze the Partnership's operations and is reflective of the consolidated operations of the Tax-Exempt Bond Investments segment, the MF Properties segment, the Public Housing Capital Fund Trusts segment, and the Mortgage-backed Securities segment as presented in Note 20 to the financial statements.

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010

Revenues:
Property revenues	$7,846,812	$5,066,443	$1,619,229
Investment income	12,599,284	11,515,237	10,223,269
Gain on sale and retirement of bonds	680,444	445,257	—
Other interest income	150,882	485,679	488,427
Other income	557,300	189,340	—
Gain on early extinguishment of debt	—	—	435,395
Total Revenues	21,834,722	17,701,956	12,766,320
Expenses:
Real estate operating (exclusive of items shown below)	4,604,870	3,154,290	961,221
Provision for loss on receivables	452,700	952,700	—
Provision for loan loss	—	4,242,571	1,147,716
Asset impairment charge - Weatherford	—	—	2,716,330
Depreciation and amortization	3,447,316	2,281,541	1,337,859
Interest	5,530,995	5,441,700	1,887,823
General and administrative	3,512,233	2,764,970	2,383,784
Total Expenses	17,548,114	18,837,772	10,434,733
Net income (loss)	4,286,608	(1,135,816)	2,331,587
Income (loss) from discontinued operations (including gain on sale of MF Properties of $1,408,608 in 2012)	2,232,276	752,192	(469,518)
Net income (loss)	6,518,884	(383,624)	1,862,069
Net income (loss) attributable to noncontrolling interest	549,194	570,759	(203,831)
Net income (loss) - America First Tax Exempt Investors, L.P.	$5,969,690	$(954,383)	$2,065,900

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Property revenues.  Property revenues increased approximately $2.7 million from the addition of Eagle Village and Arboretum which was acquired after the first quarter 2011, DeCordova and Weatherford which began leasing in 2012, and Maples on 97th which was acquired in third quarter 2012. Annual net rental revenues per unit related to the MF Properties increased to $5,705 per unit in 2012 from $4,974 in 2011.

Investment income.  Investment income increased during 2012 as compared to 2011 due to offsetting factors. The increases are due to the additional tax-exempt interest payments of approximately $2.3 million from the the PHC Certificates, the Arbors at Hickory Ridge tax-exempt mortgage revenue bond, MBS, and the Vantage at Judson tax-exempt mortgage revenue bond acquired in 2012. Offsetting these increases was an approximate $659,000 decrease attributable to the redemptions of Briarwood Manor Apartments and Clarkson College tax-exempt mortgage revenue bonds and approximately $230,000 due to the foreclosure of Weatherford in 2011.

Gain on sale and retirements of bonds. Approximately $668,000 of the gain on sale and retirements of bonds is the result of the sale of the GMF-Madison Tower and GMF-Warren/Tulane tax-exempt mortgage revenue bonds in May 2012. Approximately $445,000 on the gain on sale and retirements of bonds is the result of the gain on the Briarwood tax-exempt mortgage revenue bond retirement.

Other interest income.  Other interest income is comprised mainly of interest income on taxable loans held by the Company. The decrease in other interest income is attributable to lower levels of taxable loans outstanding in 2012.

Other income.  The $557,300 reported in 2012 is the payment on a property owner promissory note received upon the restructuring of the Arbors at Hickory Ridge tax-exempt mortgage revenue bond. Other income in 2011 is comprised mostly of the forgiveness of third party debt related to the DeCordova foreclosure and a $150,000 prepayment penalty received from the Foundation for Affordable Housing in third quarter 2011 which was not repeated in 2012.

Real estate operating expenses. Real estate operating expenses associated with the MF Properties is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The overall increase in real estate operating expenses was due to various factors. The Arboretum and Eagle Village properties reported approximately $507,000 of expenses which were not included in 2011, Weatherford reported approximately $328,000 of expenses as an MF Property for 2012 as it began lease-up in late March 2012, and DeCordova reported an additional approximate $129,000 due to the beginning lease-up of its 34 new units in third quarter 2012. In addition, Maples on 97th Apartments reported approximately $243,000 of acquisition and operating expenses as it was acquired in third quarter 2012. The remaining increases were related to the existing MF Properties normal operating expense increases in salaries, utilities, insurance and repair and maintenance.

Provision for loss on receivables. During 2012, two interest payments from the Woodland Park bond were received and the remaining accrued interest of approximately $452,700 has been reserved. During the second quarter of 2011, an impairment of the interest receivable on the Woodland Park bond occurred and an allowance for loss of approximately $953,000 was recorded against the accrued bond interest receivable in 2011.

Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB Credit Facilities. The increase in depreciation and amortization expense from the 2011 to 2012 is related to approximately $1.1 million from the Arboretum property (acquired on March 31, 2011), the Eagle Village property acquired at the end of June 2011, the additional depreciation recorded once the Weatherford and DeCordova's construction was completed and placed in service in second and third quarters of 2012, and the acquisition of Maples on 97th acquired in third quarter of 2012.

Interest expense. The increase in interest expense during 2012 compared to 2011 was due to offsetting factors. The Company's borrowing cost remained at approximately 2.7% per annum for both 2011 and 2012. However, the Company realized approximately $1.2 million increase in interest expense as a result of the higher average principal of outstanding debt in 2012 as compared to 2011. Offsetting this increase was the approximate $1.1 million decrease from the mark to market adjustment of the Company's derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.

General and administrative expenses. The increase in general and administrative expenses is mainly due to incentive compensation, increases in administrative fees due to the increased bond portfolio and increases in professional fees.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Property revenues.  Property revenues increased mainly as a result of additional MF Properties. The Arboretum was acquired on March 31, 2011, Eagle Village was acquired on June 29, 2011, and DeCordova became an MF Property in the first quarter of 2011. DeCordova was reported by the Partnership as a bond investment in 2010. Arboretum added approximately $1.8 million, Eagle Village added approximately $945,000, and DeCordova added approximately $607,000 to property revenues in 2011. In addition, the MF Properties that have been in the portfolio since the beginning of 2011 reported higher economic occupancy which contributed approximately $388,000 of additional revenue in 2011 as compared to 2010. Annual net rental revenues per unit related to the MF Properties decreased to $4,974 per unit in 2011 from $6,369 in 2010. This was due to the acqusition of the Eagle Village student housing project which was acquired in 2011.

Investment income.  Investment income increased during 2011 compared to 2010 due to a higher level of bond investments. Total bond investments at December 31, 2011 were approximately $159.4 million as compared to approximately $143.4 million at December 31, 2010 for the Partnership. Interest payments of approximately $1.9 million were received from tax-exempt mortgage revenue bonds that the Company did not hold during 2010. In addition, the Company realized approximately $308,000 of contingent interest from the Clarkson College bond retirement in second quarter 2011. These increases were offset by less interest earned due to bond restructuring required to execute the TEBS financing facility and the Clarkson bond retirement.

Gain on sale and retirements of bonds. Approximately $445,000 is the gain on the Briarwood tax-exempt mortgage revenue bond retirement during 2011.

Other interest income. Other income is comprised mainly of interest income on taxable loans held by the Company. The increase in other interest income is attributable to higher levels of taxable loans outstanding in 2011.

  Other income.  Other income for 2011 includes the payment of a $150,000 prepayment penalty received from the Foundation for Affordable Housing. No such amounts occurred during 2010.

Gain on early extinguishment of debt. In June 2010, the Company had the opportunity to acquire at a discount, and thereby retire, the $12.8 million outstanding mortgage debt secured by the Ohio Properties. The early extinguishment of this debt resulted in a gain of approximately $435,000 in the 2010 and did not repeat in 2011.

Real estate operating expenses.  The overall increase in real estate operating expenses was related to offsetting factors. DeCordova was reported by the Partnership as a bond investment during the ten months in 2010, but was reported as an MF Property during 2011. This reporting change combined with the addition of Arboretum and Eagle Village in 2011 contributed to a net increase of approximately $1.9 million in real estate expenses in 2011. Arboretum also added approximately $286,000 of acquisition fees.

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

Depreciation and amortization expense.  Depreciation and amortization consists primarily of depreciation associated with the MF Properties, amortization associated with in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB Credit Facilities. The increase in depreciation and amortization expense from 2010 to 2011 is related to offsetting factors. Approximately $934,000 of depreciation expense and approximately $163,000 of in-place lease amortization increases are directly related to the new MF Properties acquired in 2011. This was offset by the reduction of approximately $197,000 in amortization expense related to reduced deferred financing costs. The remaining increase is attributable to depreciation on newly capitalized and newly acquired assets.

Interest expense. The increase in interest expense during 2011 compared to 2010 was due to offsetting factors. The Company's borrowing cost decreased from approximately 3.7% per annum in 2010 to approximately 2.7% resulting in an approximate decrease of $725,000 when comparing 2011 to 2010. Offsetting this decrease was an approximate $1.5 million increase resulting from the higher average principal of outstanding debt. The remaining approximate $2.7 million increase was the result of the mark to market adjustment of the Company's derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.

General and administrative expenses. General and administrative expenses increased in 2011 as compared to 2010. Approximately $179,000 of this increase is due to administration fees paid to AFCA2 as a result of new investments. The remaining increase is related to increased salary and insurance expenses offset by a reduction in professional fees.

Liquidity and Capital Resources

Primary sources and uses of funds. Tax-exempt interest earned on the tax-exempt mortgage revenue bonds, including those financing properties held by Consolidated VIEs, represents the Partnership's principal source of cash flow.  The Partnership also earns tax-exempt interest from its PHC Certificates, and MBS and may also receive cash distributions from equity interests held in MF Properties.  Tax-exempt interest is primarily comprised of base interest payments received on the Partnership's tax-exempt mortgage revenue bonds, PHC Certificates, and MBS.  Certain of the tax-exempt mortgage revenue bonds may also generate payments of contingent interest to the Partnership from time to time when the underlying apartment properties generate excess cash flow.  Because base interest on each of the Partnership's tax-exempt mortgage revenue bonds and MBS is fixed, the Partnership's cash receipts tend to be fairly constant period to period unless the Partnership acquires or disposes of its investments in tax-exempt mortgage revenue bonds.  Changes in the economic performance of the properties financed by tax-exempt mortgage revenue bonds with a contingent interest provision will affect the amount of contingent interest, if any, paid to the Partnership.

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

Other sources of cash available to the Partnership include debt financing, mortgages, and the sale of additional BUCs. The Company currently has outstanding debt financing of $177.9 million under eight separate credit facilities and mortgages of $39.1 million secured by five MF Properties.

The Partnership's principal uses of cash are the payment of distributions to unitholders, interest and principal on debt financing and general and administrative expenses. The Partnership also uses cash to acquire additional investments. Distributions to unitholders may increase or decrease at the determination of the General Partner. The per unit cash available for distribution primarily depends on the amount of interest and other cash received by the Partnership from its portfolio of tax-exempt mortgage revenue bonds and other investments, the amount of the Partnership's outstanding debt and the effective interest rates paid by the Partnership on this debt, the level of operating and other cash expenses incurred by the Partnership and the number of units outstanding. During the year ended December 31, 2012, the Partnership generated cash available for distribution of $0.33 per unit. See “Cash Available for Distribution,” on a following page within item 7. As a result, the Partnership was required to supplement its cash available for distribution during 2012, with unrestricted cash and expects to continue to do so until the Partnership is able to complete its current investment plans. The General Partner believes that upon completion of its current investment plans, the Partnership will be able meet its liquidity requirements, including the payment of expenses, interest on its debt financing, and cash distributions to unitholders at the current level of $0.50 per unit per year without the use of unrestricted cash. However, if actual results vary from current projections and the actual CAD generated is less than the new regular distribution, such distribution amount may need to be reduced.

The Consolidated VIEs' and MF Properties' primary uses of cash are: (i) the payment of operating expenses; and (ii) the payment of debt service.

Leverage. The Partnership's operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 40% and 60% of the total par value of the Partnership's tax-exempt mortgage bond portfolio.   As of December 31, 2012, the total par value of the Partnerships' total bond portfolio is approximately $198.6 million which includes the tax-exempt bonds secured by the Ohio Properties and the Greens Property which are eliminated upon consolidation.  The outstanding debt financing arrangements are one TOB facility with Deutsche Bank and the TEBS financing agreement with Freddie Mac which have an outstanding balance of $103.9 million in total.  This calculates to a leverage ratio of 52%.  The Partnership's operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 60% and 80% of the total par value of the Partnership's other tax-exempt investments. The Partnership also has eight outstanding TOB facilities at December 31, 2012, which have total outstanding borrowings of $74.1 million which are securitizations of its PHC Certificates and MBS. The par value of its PHC Certificates and MBS is $96.9 million which calculates to a leverage ratio of 76%. Additionally, the MF Properties are encumbered by mortgage loans with an aggregate principal balance of approximately $39.1 million.  These mortgage loans mature at various times from May 2013 through February 2017 (see Note 12 to the consolidated financial statements). The debt financing plus mortgage loans total $217.1 million results in a leverage ratio to Partnership Total Assets of 51%.

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
The TEBS Financing essentially provides the Company with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term tax-exempt rates. Under the TEBS Financing, the Company transferred the 13 bonds, which have a total outstanding principal amount of approximately $123.6 million at December 31, 2012, to ATAX TEBS I, LLC, a special purpose entity controlled by the Company (the “Sponsor”). The securitization of these tax-exempt mortgage revenue bonds was executed through the issuance of two classes of Certificates. The Class A TEBS Certificates were issued in an initial principal amount of $95.8 million and were sold through a placement agent to unaffiliated investors. The Class B TEBS Certificates were issued in an initial principal amount of $20.3 million and were retained by the Sponsor. The holders of the Class A TEBS Certificates are entitled to receive regular payments of interest from Freddie Mac at a variable rate which resets periodically based on the weekly Securities Industry and Financial Markets Association (“SIFMA”) floating index rate plus certain Facility Fees. As of closing, the SIFMA rate was equal to 0.25% and the total Facility Fees were 1.9%, resulting in a total initial cost of borrowing of 2.15%. As of December 31, 2012, the SIFMA rate was equal to .13% resulting in a total cost of borrowing of 2.03% on the approximate $94.0 million outstanding balance. As of December 31, 2011, the SIFMA rate was equal to 0.15% resulting in a total cost of borrowing of 2.05% on the approximate $94.9 million outstanding balance.
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
The TEBS Financing offers several advantages over the Company's previous credit facilities which, over time, are expected to positively impact the generation of CAD. These advantages include:
•a longer term thereby addressing the previous refinancing risks,
•better balance sheet leverage thereby providing additional funds for investment, and
•a lower initial cost of borrowing.

TOB Financings. In July 2011, the Company executed a Master Trust Agreement with Duetsche Bank ("DB") which allows the Company to execute multiple TOB structures upon the approval and agreement of terms by DB. Under each TOB structure issued through the Master Trust Agreement, the TOB trustee issues senior floating-rate participation interests ("SPEARS"), and residual participation interests ("LIFERS"). These SPEARS and LIFERS represent beneficial interests in the securitized asset held by the TOB trustee. The Company will purchase the LIFERS from each of these TOB Trusts which will grant them certain rights to the securitized assets. Under each TOB structure, the asset is transferred to a custodian and trustee that provide these services on behalf of DB. The Master Trust Agreement with DB has covenants that the Company is required to maintain compliance, the most restrictive of which at December 31, 2012, is that cash available to distribute for the trailing twelve months must be at least two times trailing twelve month interest expense. The Company was in compliance with all of these covenants as of December 31, 2012. If the Company were to be out of compliance with any of these covenants, it would trigger a termination event of the financing facilities.

In November and December 2012, the Company purchased the LIFERS issued by the trustee over five different MBS TOB Trusts for approximately $6.5 million which are securitizations of mortgage-backed securities with a par value of approximately $31.6 million. The LIFERS entitle the Company to all principal and interest payments received by the MBS TOB Trusts on the mortgage-backed securities after payments due to the holders of the SPEARS and trust costs. The Company is reporting the MBS TOB Trusts on a consolidated basis as it has determined it is the primary beneficiary of these variable interest entities. The MBS TOB Trusts also issued SPEARS of approximately $25.1 million to unaffiliated investors which is the outstanding amount at December 31, 2012. The SPEARS represent senior interests in the MBS TOB Trusts and some have been credit enhanced by DB.

In July 2012, the Company purchased the PHC Certificate LIFERS issued by the trustee over the PHC TOB Trusts for approximately $16.0 million and pledged the LIFERS to the trustee to secure certain reimbursement obligations of the Company as the holder of LIFERS. The LIFERS entitle the Company to all principal and interest payments received by the PHC TOB Trusts on the $65.3 million of PHC Certificates held by it after payments due to the holders of the SPEARS and trust costs. The Company is reporting the PHC TOB Trust on a consolidated basis as it has determined it is the primary beneficiary of these variable interest entities. The PHC TOB Trusts also issued SPEARS of approximately $49.0 million to unaffiliated investors which is the outstanding amount at December 31, 2012. The SPEARS represent senior interests in the PHC TOB Trusts and have been credit enhanced by DB.

In July 2011, the Company closed a $10 million financing utilizing the TOB structure with the securitization of the Company's $13.4 million Autumn Pines Apartments tax-exempt mortgage revenue bond. In December 2011, the Company closed a second $7.8 million TOB financing structured as a securitization of the Company's $15.6 million GMF-Warren/Tulane Apartments and GMF-Madison apartments tax-exempt mortgage revenue and taxable mortgage revenue bonds.  The SPEARS were credit-enhanced by DB and sold through a placement agent to unaffiliated investors and the gross proceeds from their sale were remitted to the Company. The LIFERS were retained by the Company and are pledged to DB to secure certain reimbursement obligations. In May 2012, the Company retired the $7.8 million TOB financing structure when the GMF-Warren/Tulane and GMF-Madison Tower tax-exempt mortgage revenue bonds were sold. At December 31, 2012, the Company owed $9.8 million on the Autumn Pines TOB financing facility and at December 31, 2011, the Company owed $17.7 million on both TOB facilities.

As a result, the TOB trusts essentially provide the Company with a secured variable rate debt facility at interest rates that reflect the prevailing short-term tax-exempt rates paid by the TOB trusts on the SPEARS. Payments made to the holders of the SPEARS and the amount of trust fees essentially represent the Company's effective cost of borrowing on the net proceeds it received from the sale of the SPEARS. The holders of the SPEARS are entitled to receive regular payments from the TOB trusts at a variable rate established by a third party remarketing firm that is expected to be similar to the weekly SIFMA floating index rate. Payments on the SPEARS will be made prior to any payments on the LIFERS held by the Company. The Company is accounting for these transactions as secured financing arrangements.

The following table summarizes the amounts outstanding under each TOB Trust and the variable interest rate as of December 31, 2012:

TOB Trusts	SPEARS Outstanding	Cost of Borrowings

PHC Certificates	$48,995,000	2.30%
Autumn Pines	9,850,000	2.05%
MBS - Trust 1	2,585,000	1.31%
MBS - Trust 2	4,090,000	1.29%
MBS - Trust 3	3,890,000	1.32%
MBS - Trust 4	5,960,000	1.29%
MBS - Trust 5	8,590,000	1.28%
	$83,960,000

Equity Capital. The Partnership is authorized to issue additional BUCs to raise additional equity capital to fund investment opportunities. In April 2010, a Registration Statement on Form S-3 was declared effective by the SEC under which the Partnership may offer up to $200.0 million of additional BUCs from time to time. In May 2012, the Partnership issued an additional 12,650,000 BUCs through an underwritten public offering at a public offering price of $5.06 per BUC. Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $60 million after payment of an underwriter's discount and other offering costs of approximately $4.0 million. In April 2010, the Partnership issued an additional 8,280,000 BUCs through an underwritten public offering at a public offering price of $5.37 per BUC pursuant to this new Registration Statement. Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $41.6 million after payment of an underwriter's discount and other offering costs of approximately $2.8 million. There was no equity raise completed in 2011.

Cash flow. On a consolidated basis, cash provided by operating activities for the year ended December 31, 2012 decreased approximately $2.7 million compared to the same period a year earlier mainly due to changes in working capital components. Cash used for investing activities increased approximately $65.5 million for 2012 as compared to 2011. In 2012, the Company used approximately $145.8 million for the purchase of the PHC Trust Certificates, the purchase of the MBS, the purchase of Arbors at Hickory Ridge tax-exempt mortgage revenue bond, the purchase of the Vantage at Judson tax-exempt mortgage revenue bonds, the purchase of the Maples on 97th property and property renovations, and to make taxable loans. The Company received cash from the sale of the GMF-Madison Tower and GMF-Warren/Tulane tax-exempt mortgage revenue bonds, the restructuring of the Arbors at Hickory Ridge tax-exempt mortgage revenue bond, the sale of a mortgage-backed security, the sale of the Churchland and the Eagle Ridge properties, and the net release of restricted cash of approximately $47.5 million. In 2011, approximately $32.6 million of cash was used for investing activities to acquire the Arboretum Apartments, Eagle Village Apartments and the Briarwood Manor, GMF-Madison, and GMF-Warren/Tulane tax-exempt mortgage revenue bonds offset by the release of restricted cash upon foreclosure of the DeCordova and Weatherford properties, the retirement of the Clarkson College bond, the repayment of a taxable loan by the Foundation for Affordable Housing, and the renovations of the Ohio Properties. The Company had approximately $71.4 million additional cash available from financing activities for 2012 as compared to 2011. Financing cash flows in 2012 included approximately $60.0 million of cash from the equity raise in second quarter 2012 and approximately $55.6 million from the PHC and MBS TOB Trusts borrowings, offset by the use of cash to payoff the GMF Warren/Tulane TOB facility and the mortgages on the Churchland and Greens Property which were sold in 2012. In 2011, the Company had borrowings of $58.6 million and repaid approximately $14.9 million of short-term borrowings. Cash distributions increased year over year due to the additional shares outstanding resulting from the May 2012 equity raise.

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

In December 2012, the Partnership restructured the Arbors of Hickory Ridge tax-exempt mortgage revenue bond and received payment on the $600,000 promissory note less costs associated with the transaction and approximately $557,000 has been recorded as other income (see Note 5 to the consolidated financial statements). This gain meets the definition of Net Residual Proceeds representing Tier 2 income and was therefore distributed 75% to the unitholders and 25% to the General Partner.

In November 2012, the Partnership sold the Eagle Ridge property for approximately $2.5 million resulting in a gain of approximately $126,000. This gain meets the definition of Net Residual Proceeds representing Tier 2 income and was therefore distributed 75% to the unitholders and 25% to the General Partner. This transaction resulted in the property being reported as a discontinued operation for all periods reported (see Note 10 to the consolidated financial statements).

In August 2012, the Partnership sold the Commons at Churchland property for approximately $8.1 million resulting in a gain of approximately $1.3 million. This gain meets the definition of Net Residual Proceeds representing Tier 2 income and was therefore distributed 75% to the unitholders and 25% to the General Partner. This transaction resulted in the property being reported as a discontinued operation for all periods reported (see Note 10 to the consolidated financial statements).

In May 2012, the outstanding GMF-Madison Tower Apartments and GMF-Warren/Tulane Apartments tax-exempt mortgage revenue bonds held by the Company were sold for an amount greater than the outstanding principal and accrued base interest. The Company received approximately $4.1 million for the GMF-Madison Tower Apartments tax-exempt mortgage revenue bond and approximately $12.7 million from the GMF-Warren/Tulane Apartments tax-exempt mortgage revenue bond resulting in an approximate $668,000 realized gain. This gain meets the definition of Net Residual Proceeds representing Tier 2 income and was therefore distributed 75% to the unitholders and 25% to the General Partner (see Note 5 to the consolidated financial statements).

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

During June 2010, the Company completed a sales transaction whereby three of the MF Properties, the Ohio Properties, were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity (see Note 3). In February 2013, the limited Partner owners of the Ohio Properties contributed sufficient capital for a real estate sale to be recognized during the first quarter of 2013. As such, the Ohio Properties are reported as discontinued operations instead of MF Properties subject to a Sales Agreement in the consolidated financial statements for all periods presented. The Company will recognize the deferred gain of approximately $1.8 million in the consolidated financial statements during the first quarter of 2013, as well as report the tax-exempt mortgage bonds collateralized by the Ohio Properties as an asset and report the related interest income on the bonds commencing with first quarter of 2013. As the deferred gain on the transaction represented cash paid to the Company and no on-going legal obligations related to the Ohio Properties or potential obligation to repay any amounts exists, the deferred gain was reported as CAD in 2010 and is shown as an adjustment in the CAD Calculation below. This gain met the definition of Net Residual Proceeds representing contingent interest (Tier 2 income) and was therefore distributed 75% to the unitholders and 25% to the General Partner.

The Partnership has made annual cash distribution of $0.50 per unit since 2009. Since realized CAD per unit was less than $0.50 per unit, the Partnership paid approximately $5.8 million and $3.9 million of the distribution using unrestricted cash to supplement the deficit in 2012 and 2011. The Partnership has historically supplemented its cash available for distribution with unrestricted cash when necessary and expects to continue to do so until the Partnership is able to complete its current plans to invest the net proceeds realized by the Partnership from the issuance of BUCs in May 2012 on a leveraged basis. The General Partner has identified a pipeline of tax-exempt mortgage revenue bonds it intends to acquire in 2013 and is actively performing due diligence on these tax-exempt mortgage revenue bonds to ensure they meet the Partnership's investment criteria. The General Partner is also working with the Partnership's primary lender to finance a portion of the acquisition of these bonds and believes that upon completion of its current investment plans, the Partnership will be able to generate sufficient CAD to maintain cash distributions to unitholders at the current level of $0.50 per unit per year without the use of other available cash. However, there is no assurance that the Partnership will be unable to generate CAD at levels in excess of the current annual distribution rate. In that case, the annual distribution rate per unit may need to be reduced.

The following tables show the calculation of CAD for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Net income (loss) - America First Tax Exempt Investors L.P.	$4,446,844	$(2,243,922)	$(400,360)
Net loss related to VIEs and eliminations due to consolidation	1,522,846	1,289,539	2,466,260
Net income (loss) before impact of VIE consolidation	5,969,690	(954,383)	2,065,900
Change in fair value of derivatives and interest rate derivative amortization	944,541	2,083,521	(571,684)
Depreciation and amortization expense (Partnership only)	3,447,316	2,281,541	1,337,859
Provision for loss on receivables	452,700	952,700	—
Provision for loan loss	—	4,242,571	1,147,716
Deposit liability gain - Ohio sale agreement	—	—	1,775,527
Tier 2 Income distributable to the General Partner (1)	(657,933)	(170,410)	(472,246)
Asset impairment charge - Weatherford	—	—	2,716,330
Depreciation and amortization related to discontinued operations	452,942	887,492	1,172,771
Bond purchase discount accretion (net of cash received)	160,464	(100,998)	(403,906)
Ohio and Greens deferred interest	1,518,369	1,390,056	745,227
CAD	$12,288,089	$10,612,090	$9,513,494
Weighted average number of units outstanding,
basic and diluted	37,367,600	30,122,928	27,493,449
Net income (loss), basic and diluted, per unit	$0.14	$(0.04)	$0.07
Total CAD per unit	$0.33	$0.35	$0.35
Distributions per unit	$0.5000	$0.5000	$0.5000

 (1) As described in Note 2 to the consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the unitholders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner. For the year ended 2012, the Tier 2 Income is approximately $557K recognized on the Arbors at Hickory Ridge mortgage revenue bond re-structuring, $668K recognized on the GMF-Madison and GMF-Warren/Tulane tax exempt revenue bond sale and $1.4 million recognized on the sale of the MF Properties. For the year ended 2011, the Tier 2 Income is approximately $445K recognized on the Briarwood tax-exempt mortgage revenue bond retirement and approximately $308K of contingent interest recognized upon the Clarkson tax-exempt mortgage revenue bond retirement. For the second quarter of 2010, the deferred gain on the sale of the Ohio Properties generated approximately $1.8 million and contingent interest generated approximately $33K of Tier 2 income.

Off Balance Sheet Arrangements

As of December 31, 2012 and 2011, the Partnership held tax-exempt mortgage revenue bonds which are collateralized by multifamily housing projects.  The multifamily housing projects are owned by entities that are not controlled by the Partnership.  The Partnership has no equity interest in these entities and does not guarantee any obligations of these entities.  Some of the ownership entities are deemed to be Consolidated VIEs and are consolidated with the Partnership for financial reporting purposes.  The VIEs that are consolidated with the Partnership do not have off-balance sheet arrangements.

The Partnership does not engage in trading activities involving non-exchange traded contracts. As such, the Partnership is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships.

The Partnership does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Partnership or its related parties other than what is disclosed in Note 14 to the Company's consolidated financial statements.

Contractual Obligations

The Partnership has the following contractual obligations as of December 31, 2012:

		Less than 1 year	1-3 years	3-5 years	More than 5 years
	Total
Debt financing	$177,948,000	$84,969,000	$2,222,000	$2,484,000	$88,273,000
Mortgages payable	$39,119,507	$13,339,707	$23,784,172	$1,995,628	$—
Effective interest rate(s) (1)		2.52%	2.39%	2.12%	2.09%
Interest (2)	$15,321,821	$4,724,112	$4,875,169	$3,877,369	$1,845,171
Bond purchase commitment	$20,638,000	$—	$20,638,000	$—	$—

(1) Interest rates shown are the average effective rate as of December 31, 2012, and include the impact of our interest rate derivatives.
(2) Interest shown is estimated based upon current effective interest rates through maturity.

As discussed in Notes 11 and 12 to the consolidated financial statements, the amounts maturing in 2013 consist of the paydowns on the TEBS credit facility with Freddie Mac, the TOB credit facilities with DB, and payments on the MF Property mortgages.  The Partnership plans to refinance the current maturing mortgages and TOB debt financing facilities in the first half of 2013.

In December 2012, the Partnership purchased a $6,049,000 tax-exempt mortgage revenue bond (“Series C Bonds”) and a $934,000 taxable bond both secured by the Vantage at Judson apartments. This property is located in San Antonio, Texas and is currently under construction. In connection with the purchase of these bonds, the Partnership also executed a Forward Delivery Bond Purchase Agreement with the borrower under the bonds, the issuer of the $6,049,000 tax-exempt mortgage revenue bond (“Issuer”), and the Bank which is providing the remainder of the construction financing and has the first lien on the property. Under the terms of this agreement and the Trust Indenture, the Issuer has agreed to fund up to $26,687,000 of senior tax-exempt mortgage revenue bonds (“Series B Bonds”) to allow for the full refunding of the Bank's construction loan (“Series A Bonds”) and all or a portion of the $6,049,000 Series C Bonds. The Partnership has an obligation to purchase the Series B Bonds upon the successful completion of specific conversion conditions. These conversion conditions include no material default by borrower under the trust indenture, the completion of the survey of the property and title insurance, and occupancy of 90% for 90 days at the property. The amount of the Series B Bonds will be no less than $20,638,000 and the final amount will depend on the Reallocation Calculation which is defined as 80% bond to appraised property value and a debt service coverage ratio of no less than 1.15 to 1.0. The Partnership expects to purchase the Series B bonds in 2014 but if the conversion conditions are not met by January 1, 2015, the Partnership has the ability to terminate the Forward Delivery Bond Purchase Agreement (See Note 17 to the consolidated financial statements).

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

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management of the Company to make a number of judgments, assumptions, and estimates. The application of these judgments, assumptions, and estimates can affect the amounts of assets, liabilities, revenues, and expenses reported by the Company. All of the Company's significant accounting policies are described in Note 2. The Company considers the following to be its critical accounting policies because they involve judgments, assumptions and estimates by management that significantly affect the financial statements. If these estimates differ significantly from actual results, the impact on our consolidated financial statements may be material.

Accounting for the TEBS and TOB Financing Arrangements
The Company evaluated the accounting guidance in regard to the TEBS and TOB Financing arrangements (see Note 11 to the consolidated financial statements) and has determined that the securitization transactions do not meet the accounting criteria for a sale or transfer of financial assets and will, therefore, be accounted for as secured financing transactions. More specifically, the guidance on transfers and servicing sets forth the conditions that must be met to de-recognize a transferred financial asset. This guidance provides, in part, that the transferor has surrendered control over transferred assets if and only if the transferor does not maintain effective control over the transferred assets through any of the following:

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

The TEBS Financing agreements contain certain provisions that allow the Company to (1) cause the return of certain individual bonds under defined circumstances, (2) cause the return of all of the bonds by electing an Optional Series Pool Release or (3) cause the return of any defaulted bonds. The Optional Series Pool Release is defined in the agreements as two specific dates, September 15, 2017 or September 15, 2020, on which the Company has the option to repurchase all of the securitized bonds. Given these terms, the Company has concluded that the condition in item 2 above is present in the agreements and, therefore, effective control over the transferred assets has not occurred. As effective control has not been transferred, the transaction does not meet the conditions to derecognize the assets resulting in the TEBS Financing being presented on the Company's consolidated financial statements as a secured financing. The TOB Financing agreements contain certain provisions that allow the Company to call the tax-exempt assets held in the TOB Trusts through their ownership of the LIFERS so effective control has not been transferred resulting in the TOB Financings being presented on the Company's consolidated financial statements as a secured financing.

In addition to evaluating the TEBS Financing as a sale or transfer of financial assets, we have evaluated the securitization trust associated with the TEBS Financing (the “TEBS Trust”) under the provisions of the consolidation guidance. As part of the TEBS Financing, certain bond assets of the Partnership were securitized into the TEBS Trust with Freddie Mac. The TEBS Trust then issued Class A and B TEBS Certificates. The Partnership has securitized PHC Certificates, MBS, and other tax-exempt mortgage revenue bonds into TOB Trusts with DB. The TOB trustee then issued senior floating-rate participating interests SPEARS and LIFERS.

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

The Partnership also determined it was the primary beneficiary of the TOB Trusts as it has the right to cause each TOB trust to sell the securitized asset in each specific TOB Trust. If the securitized assets were sold, the extent to which the VIE will be exposed to gains or losses from changes in the fair market value of the securitized assets would result from decisions made by the Partnership.

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

Under the consolidation accounting guidance, the Partnership must make an evaluation of these entities to determine if they meet the definition of a VIE. Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack:

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

The guidance requires the Partnership to perform an analysis to determine whether its variable interests give it controlling financial interest in a VIE. This analysis identifies the primary beneficiary, the entity that must consolidate the VIE, as the entity that has (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. In adopting this revised accounting standard, the Partnership re-evaluated all of its investments to determine if the property owners were VIEs and, if so, whether the Partnership was the primary beneficiary of the VIE. The guidance also requires an ongoing assessment of whether an enterprise is the primary beneficiary of the VIE.

Under consolidation guidance, the Partnership must make an evaluation of entities which are secured by the tax-exempt mortgage revenue bonds owned by the Partnership to determine if they meet the definition of a VIE. In February 2011, the Partnership foreclosed on the bonds secured by DeCordova and Weatherford and one of the Partnership's subsidiaries took 100% ownership interest in these limited liability companies. As a result, the properties are reported as MF Properties. In June 2011, the ownership of Iona Lakes became a not-for-profit entity, which created a re-consideration event and resulted in Iona Lakes no longer being reported as a Consolidated VIE beginning June 1, 2011. No changes in the VIEs have occurred subsequent to that date. At December 31, 2012, the Partnership determined it is the primary beneficiary of three of the remaining VIEs; Bent Tree, Fairmont Oaks, and Lake Forest and has continued to consolidate these entities.  At December 31, 2012, the Partnership holds four tax-exempt mortgage revenue bonds which were purchased after January 1, 2010, Arbors at Hickory Ridge, Autumn Pines, Vantage at Judson, and Lost Creek. The evaluation of these entities did not result in required consolidation.

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

Investments in Tax-Exempt Mortgage Revenue Bonds and Property Loans
Valuation - As all of the Company's investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  The Company owns 100% of each of these bonds.  There is no active trading market for the bonds and price quotes for the bonds are not available.  As a result, the Company bases its estimate of fair value of the tax-exempt mortgage revenue bonds using discounted cash flow and yield to maturity analysis performed by management. This calculation methodology encompasses judgment in its application.  If available, management may also consider price quotes on similar bonds or other information from external sources, such as pricing services or broker quotes.  Pricing services, broker quotes and management's analysis provide indicative pricing only.

As of December 31, 2012, all of the Company's tax-exempt mortgage revenue bonds were valued using discounted cash flow and yield to maturity analyses performed by management.  Management's valuation encompasses judgment in its application.  The key assumption in management's yield to maturity analysis is the range of effective yields on the individual bonds. At December 31, 2012, the range of effective yields on the individual bonds was 5.7% to 8.4%.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these bonds.  Assuming an immediate ten percent adverse change in the key assumption, the effective yields on the individual bonds would increase to a range of 6.2% to 9.3% and would result in additional unrealized losses on the bond portfolio of approximately $10.3 million. This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.

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

While the Company evaluates all available information, it focuses specifically on whether it has the intent to sell the securities prior to the time that their value recovers or until maturity, whether it is likely that the Company will be required to sell the securities before a recovery in value and whether the Company expects to recover the securities' entire amortized cost basis.  The ability to recover the securities' entire amortized cost basis is based on the likelihood of the issuer being able to make required principal and interest payments on the security.  The primary source of repayment of the amortized cost is the cash flows produced by the property which serves as the collateral for the bonds.  The Company utilizes a discounted cash flow model for the underlying property and compares the results of the model to the amortized cost basis of the bond.  The model reflects the cash flows expected to be generated by the underlying property over a ten year period, including an assumed property sale at the end of year ten, discounted using the effective interest rate on the bond in accordance with the accounting guidance on other than temporary impairment of debt securities.  The inputs to these models require management to make numerous subjective assumptions, the most significant of which include:

•
Revenue and expense projections for the property operations, which result in the estimated net operating income generated over the ten year holding period assumed in the model.  Base year (model year one) assumptions are based on historical financial results and operating budget information.  Base year assumptions are then adjusted for expected changes in occupancy, rental rates and expenses, and

•
The capitalization rate utilized to estimate the sales proceeds from an assumed property sale in year ten of the model.  The capitalization rate used in the current year models ranged between 6.25% and 7.5% which the Partnership believes represents a reasonable range given the current market for multifamily properties.

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

Investment in Public Housing Capital Fund Trust Certificates
Valuation - As all of the Company’s investments in PHC Certificates are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values. Due to the limited market for the PHC Certificates, these estimates of fair value do not necessarily represent what the Company would actually receive for the sale of the PHC certificates. The estimates of the fair values of these PHC certificates are based on a yield to maturity analysis which begins with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts adjusted largely for unobservable inputs the General Partner believes would be used by market participants. Management’s valuation encompasses judgment in its application and pricing as determined by pricing services, when available, is compared to Management's estimates. The PHC Certificates are AA and BBB rated by S&P. At December 31, 2012, the range of effective yields on the individual PHC certificates was 4.6% to 5.9%.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these PHC certificates which is the yield for a new issuance of a similarly structured security.  Assuming a 10% adverse change in this key assumption, the effective yields on the individual PHC certificates would increase to a range of 5.1% to 6.5% and would result in additional unrealized losses on the PHC Certificates of approximately $2.9 million. This sensitivity analysis is hypothetical and is as of a specific point in time. The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.

The Company periodically reviews each class of PHC Certificates for impairment. The Company evaluates whether a decline in the fair value of a PHC Certificate below its amortized cost is other-than-temporary based on a number of factors including:

•	The duration and severity of the decline in fair value,

•	The Company's intent to hold and the likelihood of it being required to sell the security before its value recovers,

•	Downgrade in the security's rating by S&P,

•	Volatility of the fair value of the security,

•
A decrease in the ratio of annual appropriations received by the Public Housing Authority from the United States Department of Housing and Development ("HUD") Capital Fund Program compared to the required principal and interest payments due on the loans payable by the Public Housing Authority to the three PHC Trusts.

Investment in Mortgage-Backed Securities
Valuation - The Company values each MBS security based upon prices obtained from a third party pricing service, which are indicative of market activity. The valuation methodology of the Company's third party pricing service incorporates commonly used market pricing methods, incorporates trading activity observed in the market place, and other data inputs. The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; geography; and prepayment speeds. Management analyzes pricing data received from the third party pricing service by comparing it to valuation information obtained from at least one other third party pricing service and ensuring they are within a tolerable range of difference which the Company estimates as 7.5%. Management also looks at observations of trading activityin the market place when available. At December 31, 2012, the range of effective yields on the individual MBS was 3.6% to 5.4%.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of the MBS which is the effective yield on new issuances of similarly rated MBS.  Assuming a 10% adverse change in that key assumption, the effective yields on the MBS would increase to a range of 4.0% to 5.9% and would result in additional unrealized losses on the bond portfolio of approximately $2.5 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.

The Company periodically reviews each MBS security for impairment. The Company evaluates whether a decline in the fair value of an MBS below its amortized cost is other-than temporary based on a number of factors including the duration and severity of the decline in fair value and the Company's intent and ability to hold the security until its value recovers. Each MBS security has been rated either "AAA" or "AA" by either S&P or Moody's. A downgrade in rating for and MBS or new issuances of similar MBS with ratings by S&P or Moody's below the "A" rating would be a factor in concluding that an impairment is other than temporary.

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

Revenue recognition - investments in real estate, MBS, and PHC Certificates - The Partnership's Consolidated VIEs and the MF Properties (see Note 8 to the consolidated financial statements) are lessors of multifamily rental units under leases with terms of one year or less. Rental revenue is recognized, net of rental concessions, on a straight-line method over the related lease term.
Interest income on the MBS and PHC Certificates is recognized as it is earned.

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

Recently Issued Accounting Pronouncements

For a discussion on recently issued accounting pronouncements, please see footnote 19 to the consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership's primary market risk exposures are interest rate risk and credit risk. The Partnership's exposure to market risks relates primarily to its investments in tax-exempt mortgage revenue bonds, PHC Certificates, MBS, and its debt financing.

The fair value of the Partnership's tax-exempt mortgage revenue bonds, PHC Certificates, and MBS are also directly impacted by changes in market interest rates.  An increase in rates will cause the fair value of these tax-exempt investments to decrease.  Although changes in the fair value of the tax-exempt assets do not impact earnings or cash flow, they affect total partners' capital and book value per unit.  In addition, if the fair value of the tax-exempt mortgage revenue bonds, PHC Certificates, and MBS decreases, the Partnership may need to provide additional collateral for its debt financing secured by these assets.

The Partnership bases the fair value of the tax-exempt mortgage revenue bonds and PHC Certificates, which have a limited market, on a discounted cash flow or yield to maturity analysis performed by the General Partner. This calculation methodology encompasses judgment in its application.  If available, the General Partner may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  As of December 31, 2012, all of the Partnership 's tax-exempt mortgage revenue bonds were valued using management's discounted cash flow or yield to maturity analyses.  The PHC Certificates were valued using management's yield to maturity analyses and the mortgage-backed securities were priced using third-party pricing services. Pricing services, broker quotes, and management's analyses provide indicative pricing only.  Due to the limited market for the tax-exempt mortgage revenue bonds and PHC Certificates, these estimates of fair value do not necessarily represent what the Partnership would actually receive in a sale of the bonds and the PHC Certificates.

If uncertainties in the credit and capital markets continue, the markets deteriorate further, or the Partnership experiences deterioration in the values of its investment portfolio, the Partnership may incur impairments to its investment portfolio which could negatively impact the Partnership 's financial condition, cash flows, and reported earnings.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Partnership's control.  The nature of the Partnership's tax-exempt mortgage revenue bonds, PHC Certificates, MBS, and the debt financing used to finance these assets exposes the Partnership to financial risk due to fluctuations in market interest rates.  The tax-exempt mortgage revenue bonds, PHC Certificates, and MBS all bear base interest at fixed rates. The tax-exempt mortgage revenue bonds may additionally pay contingent interest which fluctuates based upon the cash flows of the underlying property.  As of December 31, 2012, the weighted average base rate of the tax-exempt mortgage revenue bonds reported in the consolidated financial statements was approximately 6.0%, the weighted average base rate of the PHC Trust Certificates was approximately 5.0% and the weighted average coupon rate of the MBS was approximately 4.1%.

At December 31, 2012, the Partnership has a $94.0 million TEBS financing agreement that provides for interest at a floating rate equal to weekly SIFMA plus 190 basis points. As a result, the Partnership's cost of borrowing fluctuates with the weekly SIFMA.  The effective interest rate for this credit facility as of December 31, 2012 was 2.08% per annum. If the average SIFMA Index Rate, including fees, had increased or decreased by 100 basis points for the year ended December 31, 2012, the interest expense payments on this variable-rate debt financing would have increased or decreased by approximately $940,000.

At December 31, 2012, the Partnership has $83.9 million in TOB facilities that provide for interest at floating rates based on weekly SIFMA plus an average of 144 basis points. As a result, the Partnership's cost of borrowing fluctuates with the weekly SIFMA.  The effective interest rate for the TOB facilities as of December 31, 2012 was 2.17% per annum. If the average SIFMA Index Rate, including fees, had increased or decreased by 100 basis points for the year ended December 31, 2012, the interest expense payments on this variable-rate debt financing would have increased or decreased by approximately $840,000.

The interest rate of the mortgage financing on the MF Properties fluctuates based on the LIBOR.  Accordingly, the cost of borrowing on the debt will increase as the LIBOR increases.  As of December 31, 2012, the outstanding balance of the mortgage financing of the MF Properties was $39.1 million.  The weighted average effective interest rate for 2012 on the debt outstanding as of December 31, 2012 was approximately 4.7% per annum.  If the average LIBOR Rate, including fees, had increased or decreased by 100 basis points for the year ended December 31, 2012, the interest expense payments on this variable-rate debt financing would have increased or decreased by approximately $391,000.

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
The following table sets forth certain information regarding the Partnership's interest rate cap agreements at December 31, 2012:

		Effective	Maturity	Purchase
Date Purchased	Notional Amount	Capped Rate	Date	Price	Counterparty

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$921,000	Bank of New York Mellon

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$845,600	Barclays Bank PLC

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$928,000	Royal Bank of Canada
These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. Interest rate derivative expense, which is the result of marking the interest rate derivative agreements to fair value, resulted in an increase of approximately $900,000 in interest expense for the year ended December 31, 2012, as compared to an increase of approximately $2.1 million in interest expense for the year ended December 31, 2011. These interest rate derivatives are presented on the balance sheet in Other Assets.  The carrying value of these derivatives was approximately $400,000 and $1.3 million as of December 31, 2012 and 2011, respectively.

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

As of December 31, 2012, based on an accumulation of individual circumstances, the Partnership has identified the Woodland Park tax-exempt mortgage revenue bond for which certain actions were necessary to protect the Partnership's position as a secured bondholder and lender. As of December 31, 2012, Woodland Park owes the Partnership approximately $15.7 million under tax-exempt mortgage revenue bonds and approximately $914,000 under a taxable loan. This taxable loan has a full reserve recorded against it at December 31, 2012 and 2011. Based on the impairment evaluation (see Note 2 for discussion of our impairment testing method), the Partnership has concluded that no other-than-temporary impairment of its tax-exempt mortgage revenue bond existed at December 31, 2012 and 2011. However, the evaluation identified the interest receivable on the Woodland Park bond was impaired and an approximate $953,000 allowance for loss on receivables was recorded in 2011. The Partnership received two interest payments in 2012 but has recorded an additional allowance of approximately $453,000 against the remaining interest receivable in 2012. In order to protect its investment, the Partnership issued a formal notice of default through the bond trustee and started the judicial foreclosure process in 2010. On February 28, 2013, the court issued a ruling confirming the bond trustee's right to foreclose its first mortgage on the Woodland Park property and confirming that the first mortgage securing the bond is senior to mechanic's liens filed on the property. Although the court's ruling is subject to appeal, the bond trustee has commenced foreclosure proceeding and we believe the Partnership will be able to acquire title to the Woodland Property within 75 days.As of December 31, 2011, the property had 215 units leased out of total available units of 236, or 91% physical occupancy. As of December 31, 2012, occupancy had decreased to 211 units leased, or 89% physical occupancy which we believe is a temporary decline. America First Properties Management Company, LLC, an affiliate of AFCA 2, provides management for this property. Measures have been implemented that we believe will maintain the physical occupancy of this property to around 90% for 2013, which will ensure that net operating income is in line with what had been projected for 2013 in the most recent evaluation for other than temporary impairment. Based on this evaluation, the current unrealized loss on this bond is considered to be temporary. Although the foreclosure process has taken longer than originally anticipated, the Company continues to believe that the fair value of the Woodland Park property equals or exceeds the carrying amount of the Woodland Park tax-exempt mortgage revenue bond.

During the impairment evaluation at December 31, 2011, the Partnership identified an impairment of the Iona Lakes approximate $7.3 million taxable loan as a result of a change in the long-term outlook for this property.   Based on the projected future occupancy rates used in our 2011 discounted cash flow model,  a resulting loan loss charge and provision for loan losses of approximately $4.2 million was recorded which is attributable to the unitholders. There was no impairment recorded in 2012.

The Company also has credit risk in its investment in PHC Certificates, which hold custodial receipts evidencing loans made to a number of public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities solely out of annual appropriations to be made to the public housing authorities by HUD under HUD's Capital Fund Program. If Congress fails to continue to make annual appropriations for the Capital Fund Program at or near current levels, or there is a delay in the approval of appropriations, the public housing authorities may not have funds from which to pay principal and interest on the loans underlying the PHC Certificates.

Defaults on its tax-exempt mortgage revenue bonds, taxable loans, or the public housing authorities loans backing the PHC Certificates may reduce the amount of future cash available for distribution to unitholders. In addition, if a property's net rental income declines, it may affect the market value of the property. If the market value of a property deteriorates, the amount of net proceeds from the ultimate sale or refinancing of the property may be insufficient to repay the entire principal balance of the tax-exempt mortgage revenue bond or taxable loan secured by the property.  In the event of a default on a tax-exempt mortgage revenue bond or taxable loan, the Partnership will have the right to foreclose on the mortgage or deed of trust securing the property. If the Partnership takes ownership of the property securing a defaulted tax-exempt mortgage revenue bond, it will be entitled to all net rental revenues generated by the property. However, such amounts will no longer represent tax-exempt interest to the Partnership.

The Partnership's primary method of managing the credit risks associated with its tax-exempt mortgage revenue bonds and taxable loans is to perform a complete due diligence and underwriting process of the properties securing these mortgage bonds and loans and to carefully monitor the performance of such property on a continuous basis. The Company's primary method of managing the credit risk associated with the PHC Certificates is to monitor the rating report issued at least annually by a rating agency for each of three PHC Certificates.

As the above information incorporates only those material positions or exposures that existed as of December 31, 2012, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks on the Partnership will depend on the exposures that arise during the period, the Partnership's risk mitigating strategies at that time and overall business and economic environment.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of America First Tax Exempt Investors, L.P.

We have audited the accompanying consolidated balance sheets of America First Tax Exempt Investors, L.P. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), partners' capital, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of America First Tax Exempt Investors, L.P. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 5 and 6, the consolidated financial statements include total tax-exempt investments valued at approximately $210,600,000 (51% of total assets) and $135,700,000 (46% of total assets) as of December 31, 2012 and 2011, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values.  At December 31, 2012 and 2011, management's estimates were based on discounted cash flow or yield to maturity analyses performed by management.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2013, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 8, 2013

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$30,172,773	$20,086,841
Restricted cash	5,471,522	12,904,361
Interest receivable	8,473,360	6,984,978
Tax-exempt mortgage revenue bonds held in trust, at fair value (Notes 5 & 11)	99,534,082	109,152,787
Tax-exempt mortgage revenue bonds, at fair value (Note 5)	45,703,294	26,542,565
Public housing capital fund trusts, at fair value (Note 6)	65,389,298	—
Mortgage-backed securities, at fair value (Note 7)	32,121,412	—
Real estate assets: (Note 8)
Land	11,202,876	8,313,160
Buildings and improvements	93,615,479	82,261,705
Real estate assets before accumulated depreciation	104,818,355	90,574,865
Accumulated depreciation	(19,330,063)	(15,305,931)
Net real estate assets	85,488,292	75,268,934
Other assets (Note 9)	8,216,295	9,541,379
Assets of discontinued operations (Note 10)	32,580,427	37,494,700
Total Assets	$413,150,755	$297,976,545

Liabilities
Accounts payable, accrued expenses and other liabilities	$5,013,947	$2,465,785
Distribution payable	5,566,908	3,911,340
Debt financing (Note 11)	177,948,000	112,673,000
Mortgages payable (Note 12)	39,119,507	35,464,455
Liabilities of discontinued operations (Note 10)	1,531,462	11,872,920
Total Liabilities	229,179,824	166,387,500

Commitments and Contingencies (Note 17)

Partners' Capital
General partner (Note 2)	(430,087)	(354,006)
Beneficial Unit Certificate holders	207,383,087	154,911,228
Unallocated deficit of Consolidated VIEs	(25,035,808)	(23,512,962)
Total Partners' Capital	181,917,192	131,044,260
Noncontrolling interest (Note 8)	2,053,739	544,785
Total Capital	183,970,931	131,589,045
Total Liabilities and Partners' Capital	$413,150,755	$297,976,545

The accompanying notes are an integral part of the consolidated financial statements.

    AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
Revenues:
Property revenues	$12,654,530	$10,976,250	$9,106,667
Investment income	11,078,467	9,497,281	6,881,314
Gain on sale and retirement of bonds	680,444	445,257	—
Other interest income	150,882	485,679	455,622
Other income	555,328	294,328	—
Gain on early extinguishment of debt	—	—	435,395
Total Revenues	25,119,651	21,698,795	16,878,998
Expenses:
Real estate operating (exclusive of items shown below)	7,877,931	6,758,707	6,060,676
Provision for loss on receivables	452,700	952,700	—
Provision for loan loss	—	4,242,571	562,385
Asset impairment charge - Weatherford	—	—	2,528,852
Depreciation and amortization	4,982,030	3,963,502	3,590,151
Interest	5,530,995	5,441,700	1,887,823
General and administrative	3,512,233	2,764,970	2,383,784
Total Expenses	22,355,889	24,124,150	17,013,671
Income (loss) from continuing operations	2,763,762	(2,425,355)	(134,673)
Income (loss) from discontinued operations (including gain on MF Property sales of approximately $1,406,608 in 2012)	2,232,276	752,192	(469,518)
Net income (loss)	4,996,038	(1,673,163)	(604,191)
Net income (loss) attributable to noncontrolling interest	549,194	570,759	(203,831)
Net income (loss) - America First Tax Exempt Investors, L.P.	$4,446,844	$(2,243,922)	$(400,360)

Net income (loss) allocated to:
General Partner	$691,312	$152,359	$28,532
Limited Partners - Unitholders	5,278,378	(1,106,742)	2,037,368
Unallocated loss of Consolidated Property VIEs	(1,522,846)	(1,289,539)	(2,466,260)
Noncontrolling interest	549,194	570,759	(203,831)
	$4,996,038	$(1,673,163)	$(604,191)

Unitholders' interest in net income (loss) per unit (basic and diluted):
Income (loss) from continuing operations	$0.09	$(0.06)	$0.09
Income (loss) from discontinued operations	0.05	0.02	(0.02)
Net income (loss), basic and diluted, per unit	$0.14	$(0.04)	$0.07

Weighted average number of units outstanding, basic and diluted	37,367,600	30,122,928	27,493,449

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2012	2011	2010
Net income (loss)	$4,996,038	$(1,673,163)	$(604,191)
Unrealized gain (loss) on securities	7,065,487	10,514,370	(3,023,351)
Comprehensive income (loss) - America First Tax Exempt Investors, L.P.	$12,061,525	$8,841,207	$(3,627,542)

Comprehensive income (loss) allocated to:
General Partner	$761,967	$257,503	$(1,702)
Limited Partners - Unitholders	12,273,210	9,302,484	(955,749)
Unallocated loss of Consolidated Property VIEs	(1,522,846)	(1,289,539)	(2,466,260)
Noncontrolling interest	549,194	570,759	(203,831)
Comprehensive income (loss) - America First Tax Exempt Investors, L.P.	$12,061,525	$8,841,207	$(3,627,542)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

	General Partner		Beneficial Unit Certificate Holders	Unallocated deficit of variable interest entities	Non-controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)

		# of Units
Balance at January 1, 2010	$271,051	21,842,928	$130,482,881	$(32,215,697)	$62,505	$98,600,740	$(11,009,231)
Sale of Beneficial Unit Certificates		8,280,000	41,591,576			41,591,576
Deconsolidation of VIEs - (Note 4)	15,881		1,572,185	1,736,288		3,324,354	1,588,066
Consolidation of VIEs - (Note 4)	27,523		2,724,760			2,752,283	2,752,283
Distributions paid or accrued:
Regular distribution	(127,566)		(12,629,015)			(12,756,581)
Distribution of Tier 2 earnings (Note 3)	(465,816)		(1,397,449)			(1,863,265)
Net income (loss)	28,532		2,037,368	(2,466,260)	(203,831)	(604,191)
Unrealized loss on securities	(30,234)		(2,993,117)			(3,023,351)	(3,023,351)
Balance at December 31, 2010	(280,629)	30,122,928	161,389,189	(32,945,669)	(141,326)	128,021,565	(9,692,233)
Deconsolidation of VIE (Note 4)	(7,262)		(718,981)	10,722,246		9,996,003	(726,243)
Limited partners interest in Ohio Properties	—		—		115,352	115,352
Distributions paid or accrued:
Regular distribution	(154,969)		(14,555,517)			(14,710,486)
Distribution of Tier 2 earnings (Note 3)	(168,649)		(505,947)			(674,596)
Net income (loss)	152,359		(1,106,742)	(1,289,539)	570,759	(1,673,163)
Unrealized gain on securities	105,144		10,409,226			10,514,370	10,514,370
Balance at December 31, 2011	(354,006)	30,122,928	154,911,228	(23,512,962)	544,785	131,589,045	95,894
Sale of Beneficial Unit Certificates		12,650,000	60,003,863			60,003,863
Noncontrolling interest contribution					959,760	959,760
Distributions paid or accrued:
Regular distribution	(180,115)		(17,831,417)			(18,011,532)
Distribution of Tier 2 earnings (Note 3)	(657,933)		(1,973,797)			(2,631,730)
Net income (loss)	691,312		5,278,378	(1,522,846)	549,194	4,996,038
Unrealized gain on securities	70,655		6,994,832	—	—	7,065,487	7,065,487
Balance at December 31, 2012	$(430,087)	42,772,928	$207,383,087	$(25,035,808)	$2,053,739	$183,970,931	$7,161,381

 The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$4,996,038	$(1,673,163)	$(604,191)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	6,386,788	5,691,639	5,062,817
Provision for loss from receivables	452,700	952,700	—
Asset impairment charge - Weatherford	—	—	2,528,852
Provision for loan loss	—	4,242,571	562,385
Non-cash loss on derivatives	944,541	2,083,521	(571,684)
Bond premium/discount amortization	(399,824)	(481,225)	(464,560)
Gain on sale of MF Properties	(1,406,608)	—	—
Gain on the sale of bonds	(680,444)	—	—
Gain on bond retirement and asset sold	—	(463,461)	—
Gain on early extinguishment of debt	—	—	(435,395)
Gain on foreclosure	—	(104,988)	—
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(2,442,220)	(1,575,860)	(2,740,834)
(Increase) decrease in other assets	(154,461)	1,137,626	(1,213,333)
Decrease (increase) in accounts payable and accrued expenses	(214,420)	419,940	76,836
Net cash provided by operating activities	7,482,090	10,229,300	2,200,893
Cash flows from investing activities:
Capital expenditures	(8,029,349)	(14,081,507)	(1,641,480)
Acquisition of tax-exempt mortgage revenue bonds	(28,561,857)	(20,917,500)	(28,195,363)
Acquisition of public housing capital fund trust certificates	(65,985,913)	—	—
Acquisition of mortgage-backed securities	(37,573,386)	—	—
Acquisition of partnerships, net of cash acquired	(5,500,000)	(24,779,613)	—
Increase in notes receivable	(191,264)	—	—
Proceeds from sale of discontinued operations	10,825,000	—	—
Proceeds from the sale of bonds and mortgage-backed securities	31,872,522	—	—
Proceeds from bond retirement	—	11,067,524	—
Decrease (increase) in restricted cash	(70,320)	(281,275)	36,031
Restricted cash - debt collateral released (paid)	7,247,341	6,677,529	(15,409,293)
Change in restricted cash - Greens sale	(2,459,187)	—	—
Change in restricted cash - Ohio sale	—	2,684,876	(2,684,876)
Cash released upon foreclosure	—	2,235,335	—
Proceeds from assets sold	—	36,500	—
Transfer of cash to deconsolidated VIE upon deconsolidation	—	(5,135)	(88,949)
Transfer of cash from consolidated VIE upon consolidation	—	—	1,979
Principal payments received on taxable loans	160,000	4,528,137	—
Principal payments received on tax-exempt and taxable mortgage revenue bonds	970,298	1,023,709	547,094
Investments in other assets	—	—	(1,115,000)
Net cash used by investing activities	(97,296,115)	(31,811,420)	(48,549,857)
Cash flows from financing activities:
Distributions paid	(18,987,693)	(15,277,141)	(13,574,391)
Net proceeds from the sale of beneficial unit certificates	60,003,863	—	41,591,576
Proceeds from debt financing	77,879,014	58,599,571	95,810,000

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the years ended,
	2012	2011	2010
Sale of LP Interests	959,760	115,352	—
Decrease in liabilities related to restricted cash	70,320	281,275	(36,031)
Debt financing costs	(264,762)	(338,903)	(3,903,782)
Principal payments on debt financing	(8,835,000)	(14,861,669)	(55,742,635)
Principal payments on mortgages payable	(10,893,390)	—	(18,858,175)
Loan extension payment	—	—	(246,485)
Acquisition of interest rate cap agreements	—	—	(2,694,600)
Net cash provided by financing activities	99,932,112	28,518,485	42,345,477
Net increase (decrease) in cash and cash equivalents	10,118,087	6,936,365	(4,003,487)
Cash and cash equivalents at beginning of period, including cash and cash equivalents of discontinued operations of $126,572, $65,527, and $198,528, respectively	20,213,413	13,277,048	17,280,535
Cash and cash equivalents at end of period, including cash and cash equivalents of discontinued operations of $158,727, $126,572, and $65,527, respectively	$30,331,500	$20,213,413	$13,277,048

Supplemental Cash Flow Information:
Cash paid during the period for interest	$4,437,961	$3,580,562	$2,487,421
Distributions declared but not paid	$5,566,908	$3,911,340	$3,803,399
Cash received for the sale of the MF Properties eliminated in consolidation (Notes 3, 5 and 8)	$7,265,000	$—	$16,192,000
Cash paid for purchase of tax-exempt mortgage revenue bond eliminated in consolidation (Notes 3, 5 and 8)	$(9,465,000)	$—	$(18,313,000)
Cash paid for taxable loan eliminated in consolidation (Notes 3, 5 and 8)	$(850,000)	$—	$(1,236,236)
Capital expenditures financed through accounts and notes payable	$2,584,417	$8,949,253	$95,646
 The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

2.  Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements of the Company reported in this Form 10-K include the financial position and results of operations of the Partnership, the MF Properties owned by various limited partnerships in which one of the Partnership's wholly-owned subsidiaries (each a “Holding Company”) holds a 99% limited partner interest, three entities in which the Partnership does not hold an ownership interest but which own multifamily apartment properties financed with tax-exempt mortgage revenue bonds held by the Partnership and which are treated as variable interest entities ("VIEs") of which the Partnership has been determined to be the primary beneficiary (the “Consolidated VIEs”). The Consolidated Subsidiaries of the Partnership consist of:

• ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to hold tax-exempt mortgage revenue bonds in order to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing with Freddie Mac (Note 11).
• Seven multifamily apartments ("MF Properties") of which six are majority owned by a subsidiary of the Partnership. The seventh MF Property is Maples on 97th whose operating results are reported by the Partnership as a result of a Master Lease Agreement between the Partnership and the owner of that property (Note 4).
• Four properties, Crescent Village, Post Woods, and Willow Bend apartments in Ohio (the “Ohio Properties”), and the Greens of Pine Glen Property ("Greens Property") are reported as discontinued operations (Note 10).

Under the consolidation guidance, the Partnership must make an evaluation of the entities which own the multifamily properties financed with tax-exempt mortgage revenue bonds it holds to determine if these entities meet the definition of a VIE. Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.

The guidance requires the Partnership to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary, the entity that must consolidate the VIE, as the entity that has (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.  Upon adoption of this revised accounting standard, the Partnership re-evaluated all of its investments to determine if the property owners are VIEs and, if so, whether the Partnership is the primary beneficiary of the VIE. The guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. As a result, changes to the Consolidated VIEs may occur in the future based on changes in circumstances. The accounting guidance on consolidations is complex and requires significant analysis and judgment.

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

Purchase Accounting
Pursuant to the guidance on business combinations, the Company allocates the total acquisition cost of a property acquired to the land, building, and leases in existence as of the date of acquisition based on their relative fair values.  The building is valued as if vacant. The estimated valuation of in-place leases is calculated by applying a risk-adjusted discount rate to the projected cash flow deficit at each property during an assumed lease-up period for these properties. This allocated cost is amortized over the average remaining term of the leases and is included in the statement of operations under depreciation and amortization expense.

Cash and Cash Equivalents
Cash and cash equivalents include highly liquid securities and investments in federally tax-exempt securities with maturities of three months or less when purchased.

Concentration of Credit Risk
The Company maintains the majority of its unrestricted cash balances at two financial institutions.  The balances insured by the Federal Deposit Insurance Corporation have been temporarily increased to $250,000 at each institution.  At various times the cash balances exceeded the $250,000 limit.  The Company is also exposed to risk on its short-term investments in the event of non-performance by counterparties.  The Company does not anticipate any non-performance.  This risk is minimized significantly by the Company's portfolio being restricted to investment grade securities.

Restricted Cash
Restricted cash, which is legally restricted to use, is comprised of resident security deposits, required maintenance reserves, escrowed funds, restricted compensating balances, and property rehabilitation.  At December 31, 2012, certain of our credit facilities require restricted cash balances as additional collateral. Specifically, the tax-exempt bond securitization ("TEBS") facility, discussed below, required approximately $725,000, and two of the mortgages required approximately $2.9 million held as restricted cash balances.

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

There is no active trading market for the bonds and price quotes for the bonds are not available.  As a result, the Company bases its estimate of fair value of the tax-exempt mortgage revenue bonds using discounted cash flow or yield to maturity analyses performed by management. This calculation methodology encompasses a significant amount of management judgment in its application.  If available, management may also consider price quotes on similar bonds or other information from external sources, such as pricing services or broker quotes.  Pricing services, broker quotes and management's analyses provide indicative pricing only.

The Company periodically reviews each of its tax-exempt mortgage revenue bonds for impairment.  The Company evaluates whether unrealized losses are considered to be other-than-temporary based on a number of factors including:

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

While the Company evaluates all available information, it focuses specifically on whether it has the intent to sell the securities prior to the time that their value recovers or until maturity, whether it is likely that the Company will be required to sell the securities before a recovery in value and whether the Company expects to recover the securities' entire amortized cost basis.  The ability to recover the securities' entire amortized cost basis is based on the likelihood of the issuer being able to make required principal and interest payments on the security.  The primary source of repayment of the amortized cost is the cash flows produced by the property which serve as the collateral for the bonds.  The Company utilizes a discounted cash flow model for the underlying property that serves as collateral on the bond and compares the results of the model to the amortized cost basis of the bond.  These models reflect the cash flows expected to be generated by the underlying properties over a ten year period, including an assumed property sale at the end of year ten, discounted using the effective interest rate on the bonds in accordance with the accounting guidance on other-than-temporary impairment of debt securities.  The inputs to these models require management to make assumptions the most significant of which include:

•
Revenue and expense projections for the property operations, which result in the estimated net operating income generated over the ten year holding period assumed in the model.  Base year (model year one) assumptions are based on historical financial results and operating budget information.  Base year assumptions are then adjusted for expected changes in occupancy, rental rates and expenses, and

•
The capitalization rate utilized to estimate the sales proceeds from an assumed property sale in year ten of the model.  The capitalization rate used in the current year models ranged between 6.25% and 7.5% which the Company believes represents a reasonable range given the current market for multifamily properties.

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

If the discounted cash flows from a property are less than the amortized cost of the bond, the Company believes that there is a strong indication that the cash flows from the property will not support the payment of the required principal and interest on the bond and, accordingly, the bonds are considered other-than-temporarily impaired.  If an other-than-temporary impairment exists, the amortized cost basis of the tax-exempt mortgage revenue bond is written down to its estimated fair value.  The amount of the write-down representing a credit loss is accounted for as a realized loss on the statement of operations.  The amount of the write-down representing a non-credit loss is recorded to other comprehensive income. The difference between the amortized cost basis and the discounted cash flows using the effective interest rate represents the credit loss. Any residual decline in value would be considered the interest related loss or non-credit loss. The recognition of an other-than-temporary impairment and the potential impairment analysis are subject to a considerable degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the financial statements. If the Company experiences deterioration in the values of its investment portfolio, the Company may incur impairments to its investment portfolio which could negatively impact the Company's financial condition, cash flows, and reported earnings.

The Company owns some tax-exempt mortgage revenue bonds which were purchased at a discount or premium. The discount or premium on a tax-exempt investment is amortized on an effective yield method and the result is realized in investment income in the current period.

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

Investment in Public Housing Capital Fund Trusts Certificates and Mortgage-Backed Securities
The Company accounts for its investments in Public Housing Capital Fund Trust Certificates ("PHC Certificates") and mortgage backed securities ("MBS") under the guidance for accounting for certain investments in debt and equity securities. The guidance requires investments in securities to be classified as one of the following: 1) held-to-maturity, 2) available-for-sale, or 3) trading securities. All of the Company's PHC Certificates and MBS investments are classified as available-for-sale, and are reported at estimated fair value with the net unrealized gains or losses reflected in other comprehensive income. Unrealized gains and losses do not affect the cash flow of the bonds, distributions to unitholders, or the characterization of the tax-exempt interest income of the financial obligation of the underlying collateral.
There is no active trading market for the bonds and price quotes for the bonds are not available and the estimates of the fair values of the PHC certificates are based on a yield to maturity analysis which begins with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts adjusted largely for unobservable inputs the General Partner believes would be used by market participants. Management’s valuation encompasses judgment in its application and pricing as determined by pricing services, when available, is compared to Management's estimates.
The Company periodically reviews each class of PHC Certificates for impairment. The Company evaluates whether a decline in the fair value of a PHC Certificate below its amortized cost is other-than temporary based on a number of factors including:

•	The duration and severity of the decline in fair value,

•	The Company's intent to hold and the likelihood of it being required to sell the security before its value recovers,

•	Downgrade in the security's rating by S&P,

•	Volatility of the fair value of the security,

The Company values each MBS security based upon prices obtained from a third party pricing service, which are indicative of market activity. The valuation methodology of the Company's third party pricing service incorporates commonly used market pricing methods, incorporates trading activity observed in the market place, and other data inputs. The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; geography; and prepayment speeds. Management analyzes pricing data received from the third party pricing service by comparing it to valuation information obtained from at least one other third party pricing service and ensuring they are within a tolerable range of difference which the Company estimates as 7.5% . Management also looks at observations of trading activity in the market place when available.
The Company periodically reviews each MBS security for impairment. The Company evaluates whether a decline in the fair value of a security below its amortized cost is other-than-temporary based on a number of factors including the duration and severity of the decline in fair value and the Company's intend and ability to hold the security until its value recovers. Each MBS security has been rated either "AAA" or "AA" by either S&P or Moody's. A downgrade in rating for each MBS or new issuances of similar MBS with ratings by S&P or Moody's below the "A" rating would be a factor in concluding that an impairment is other-than-temporary.

Investments in Real Estate
The Company's investments in real estate are carried at cost less accumulated depreciation. Depreciation of real estate is based on the estimated useful life of the related asset, generally 19-40 years on multifamily residential apartment buildings and five to 15 years on capital improvements and is calculated using the straight-line method. Maintenance and repairs are charged to expense as incurred, while improvements, renovations, and replacements are capitalized.

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

In October 2010, the Texas Department of Housing and Community Affairs (“TDHCA”) issued a Notice of Termination of Tax Credit Assistance Program (“TCAP”) Funding to the General Partner of Residences at Weatherford. Together with the General Partner, the Company unsuccessfully appealed the termination. Based on the termination notice, the Company determined that the property fixed assets of Residences at Weatherford and the associated tax-exempt mortgage revenue bond which is eliminated in consolidation were impaired. As of December 31, 2010, the property fixed assets, consisting of land and land improvements, and the associated tax-exempt mortgage revenue bond owned by the Partnership have been written down to estimated fair value. The resulting impairment charge of approximately $2.7 million is attributable to the unitholders. In February 2011, the Company foreclosed on the current ownership and built 76 units on the Weatherford property (Note 8). There were no real estate impairment charges recognized in the years ended December 31, 2012 and 2011.

Property Loans
In addition to the tax-exempt mortgage revenue bonds held by the Company, loans have been made to the owners of the some of the properties which secure the bonds.  The repayment of these loans is dependent largely on the value of the property or its cash flows which collateralizes the loan.  The Company periodically evaluates these loans for potential losses by estimating the fair value of the property which collateralize the loans and comparing the fair value to the outstanding tax-exempt mortgage revenue bonds plus any property loans.  The Company utilizes the discounted cash flow model discussed above except that in estimating a property fair value we evaluate a number of different discounted cash flow ("DCF") models that contain varying assumptions.   The various models may assume multiple revenue and expense scenarios, various capitalization rates, and multiple discount rates.  The Company may also consider other information such as independent appraisals in estimating a property fair value.

If the estimated fair value of the property after deducting the amortized cost basis of the senior tax-exempt mortgage revenue bond exceeds the principal balance of the property loan then no potential loss is indicated and no allowance for loan loss is recorded.  If a potential loss is indicated, an allowance for loan loss is recorded against the outstanding loan amount and a loss is realized.  The determination of the need for an allowance for loan loss is subject to considerable judgment. For the years ended December 31, 2012, 2011, and 2010, the Company recognized a provision for loan losses of approximately $0, $4.2 million, and $562,000, respectively (Note 9).

Accounting for Tax Exempt Bond Securitization ("TEBS") and Tender Option Bond ("TOB") Financing Arrangements
The Company has evaluated the accounting guidance in regard to the TEBS and TOB Financing arrangements (Note 11) and has determined that the securitization transactions do not meet the accounting criteria for a sale or transfer of financial assets and will, therefore, be accounted for as a secured financing transactions. More specifically, the guidance on transfers and servicing sets forth the conditions that must be met to de-recognize a transferred financial asset. This guidance provides, in part, that the transferor has surrendered control over transferred assets if and only if the transferor does not maintain effective control over the transferred assets through any of the following:

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

The TEBS Financing agreements contain certain provisions that allow the Company to (1) cause the return of certain individual bonds under defined circumstances, (2) cause the return of all of the bonds by electing an Optional Series Pool Release or (3) cause the return of any defaulted bonds. The Optional Series Pool Release is defined in the agreements as two specific dates, September 15, 2017, or September 15, 2020, on which the Company has the option to repurchase all of the securitized bonds. Given these terms, the Company has concluded that the condition in item 2 above is present in the agreements and, therefore, effective control over the transferred assets has not occurred. As effective control has not been transferred, the transaction does not meet the conditions to de-recognize the assets resulting in the TEBS Financing being presented on the Company's consolidated financial statements as a secured financing. The TOB Financing agreements contain certain provisions that allow the Company to call the bonds held in the tender option bond trusts ("TOB Trusts") through their ownership of the residual participating interests ("LIFERS") so effective control has not been transferred resulting in the TOB Financings being presented on the Company's consolidated financial statements as secured financings.

In addition to evaluating the TEBS Financing as a sale or transfer of financial assets, we have evaluated the securitization trust associated with the TEBS Financing (the “TEBS Trust”) under the provisions of consolidation guidance. As part of the TEBS Financing, certain bond assets of the Partnership were securitized into the TEBS Trust with Freddie Mac. The TEBS Trust then issued Class A and B TEBS Certificates. Other Company investments are securitized into TOB Trusts with Deutsche Bank (“DB”). The TOB trustee then issued senior floating-rate participating interests ("SPEARS") and LIFERS. The Partnership has determined that the TEBS Trust is a VIE and the Class B Certificates owned by the Partnership create a variable interest in the TEBS Trust. It was also determined that the TOB Trusts are VIEs and the LIFERS owned by the Company create a variable interest entity in the TOB Trusts.

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

The Partnership also determined it was the primary beneficiary of the TOB Trusts as it has the right to cause each TOB trust to sell the securitized asset in each specific TOB Trust. If the securitized assets were sold, the extent to which the VIE will be exposed to gains or losses from changes in the fair market value of the securitized assets would result from decisions made by the Partnership.

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

Deferred Financing Costs
Debt financing costs are capitalized and amortized on the effective interest method over the stated maturity of the related debt financing agreement. Bond issuance costs are capitalized and amortized on the effective interest method over the stated maturity of the related tax-exempt mortgage revenue bonds.  As of December 31, 2012 and 2011, debt financing costs and bond issuance costs of $4.6 million and $4.7 million, respectively, were included in other assets. These costs are reduced on the balance sheet by the accumulated amortization of approximately $1.8 million and $1.3 million as of December 31, 2012 and 2011, respectively.

Comprehensive Income (Loss)
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), requiring entities to present net income (loss) and other comprehensive income (loss) in either a single continuous statement or in two separate, but consecutive, statements of net income (loss) and other comprehensive income (loss). ASU No. 2011-05 is effective for statements issued by the Company after January 1, 2012. In December 2011, the FASB Issued ASU 2011-12, Comprehensive Income, which defers certain portions of ASU 2011-05 and indefinitely deferred the requirement to present classification adjustments out of accumulated other comprehensive income by component. The Company early adopted the provisions of ASU No. 2011-05 and ASU No. 2011-12 in 2011 and accordingly 2010 has been retrospectively presented.

Income Taxes
No provision has been made for income taxes because the unitholders are required to report their share of the Partnership's taxable income for federal and state income tax purposes.  Certain of the Consolidated VIEs and wholly-owned subsidiaries of the Partnership are corporations that are subject to federal and state income taxes.  At December 31, 2012 and 2011, the Company evaluated whether it was more likely than not that any deferred tax assets would be realized.  The Company has recorded a full valuation allowance of approximately $10.0 million and $9.6 million at December 31, 2012 and 2011, respectively, against the deferred tax assets created at these entities by timing differences because the realization of these future benefits is not more likely than not.

Revenue Recognition on Investments in Tax-Exempt Mortgage Revenue Bonds
The interest income received by the Partnership from its tax-exempt mortgage revenue bonds is dependent upon the net cash flow of the underlying properties. Base interest income on fully performing tax-exempt mortgage revenue bonds is recognized as it is earned. Base interest income on tax-exempt mortgage revenue bonds not fully performing is recognized as it is received. Past due base interest on tax-exempt mortgage revenue bonds, which are or were previously not fully performing, is recognized as it is received. The Partnership reinstates the accrual of base interest once the tax-exempt mortgage revenue bond's ability to perform is adequately demonstrated. Contingent interest income, which is only received by the Partnership if the property financed by a tax-exempt mortgage revenue bond that contains a contingent interest provision generates excess available cash flow as set forth in each bond, is recognized when realized or realizable. Past due contingent interest on tax-exempt mortgage revenue bonds, which are or were previously not fully performing, is recognized when realized or realizable. As of December 31, 2012 and 2011, the Company's tax-exempt mortgage revenue bonds were fully performing as to their base interest with the exception of the Woodland Park bond.

An evaluation was performed during fiscal 2011 which determined that the interest receivable accrued on the Woodland Park bond was impaired and an approximate $953,000 allowance for loss on receivables was recorded. The Partnership received two interest payments during 2012 and recorded an additional allowance of approximately $453,000 against the remaining interest receivable in 2012.

Revenue Recognition on Investments in Real Estate, MBS, and PHC Certificates
The Partnership's Consolidated VIEs and the MF Properties (Note 8) are lessors of multifamily rental units under leases with terms of one year or less. Rental revenue is recognized, net of rental concessions, on a straight-line method over the related lease term.

Interest income on the MBS and PHC Certificates is recognized as it is earned (Note 6 and Note 7).

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

Net Income per BUC
Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each year presented. The Partnership has no dilutive equity securities and, therefore, basic net income per BUC is the same as diluted net income per BUC.  The following table provides a reconciliation of net income per BUC holder:

	Years Ended December 31,
	2012	2011	2010
Calculation of unitholders' interest in income (loss) from continuing operations:
Income (loss) from continuing operations	$2,763,762	$(2,425,355)	$(134,673)
Less: general partners' interest in income	331,403	144,837	33,227
Unallocated loss related to variable interest entities	(1,522,846)	(1,289,539)	(2,466,260)
Noncontrolling interest	549,194	570,759	(203,831)
Unitholders' interest in income (loss) from continuing operations	$3,406,011	$(1,851,412)	$2,502,191
Calculation of unitholders' interest in income (loss) from discontinued operations:
Income (loss) from discontinued operations	$2,232,276	$752,192	$(469,518)
Less: general partners' interest in income	359,909	7,522	(4,695)
Unallocated income related to variable interest entities	—	—	—
Unitholders' interest in discontinued operations	$1,872,367	$744,670	$(464,823)
Calculation of unitholders' interest in net income (loss)
Net income (loss)	$4,996,038	$(1,673,163)	$(604,191)
Less: general partners' interest in net income	691,312	152,359	28,532
Unallocated (loss) related to variable interest entities	(1,522,846)	(1,289,539)	(2,466,260)
Noncontrolling interest	549,194	570,759	(203,831)
Unitholders' interest in net income (loss)	$5,278,378	$(1,106,742)	$2,037,368

Weighted average number of units outstanding (basic and diluted)	37,367,600	30,122,928	27,493,449
Unitholders' interest in net income per BUC (basic and diluted):
Income (loss) from continuing operations	$0.09	$(0.06)	$0.09
Income (loss) from discontinued operations	0.05	0.02	(0.02)
Net income (loss)	$0.14	$(0.04)	$0.07

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

3.  Partnership Income, Expenses and Cash Distributions

The Agreement of Limited Partnership of the Partnership contains provisions for the distribution of Net Interest Income, Net Residual Proceeds and Liquidation Proceeds, for the allocation of income or loss from operations and for the allocation of income and loss arising from a repayment, sale or liquidation of investments.  Income and losses will be allocated to each unitholder on a periodic basis, as determined by the General Partner, based on the number of BUCs held by each unitholder as of the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each unitholder of record on the last day of each distribution period based on the number of BUCs held by each unitholder as of such date. For purposes of the Agreement of Limited Partnership, cash distributions, if any, received by the Partnership from the Investment in MF Properties (Note 8) will be included in the Partnership's Interest Income and cash distributions received by the Partnership from the sale of such properties will be included in the Partnership Residual Proceeds.

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

The distributions paid or accrued per BUC during the fiscal years ended December 31, 2012, 2011, and 2010 were as follows:

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Cash Distributions	0.5000	0.5000	0.5000

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

At December 31, 2012 and 2011, the Partnership determined that five of the entities financed by tax-exempt mortgage revenue bonds owned by the Partnership were held by VIEs.  These VIEs were Ashley Square, Bent Tree, Cross Creek, Fairmont Oaks, and Lake Forest. The Partnership then determined that it is the primary beneficiary of three of these VIEs; Bent Tree, Fairmont Oaks, and Lake Forest and has continued to consolidate these entities.  In June 2011, the ownership of Iona Lakes became a not-for-profit entity and Iona Lakes ceased to be reported as a Consolidated VIE. The Partnership has also determined that the Exchange Accommodation Titleholder ("EAT (Maples on 97th)") is a VIE based on its Qualified Exchange Accommodation Agreement and Master Lease Agreement with EAT (Maples on 97th).

The Partnership does not hold an equity interest in these five VIEs and therefore, the assets of the VIEs cannot be used to settle the general commitments of the Partnership and the Partnership is not responsible for the commitments and liabilities of the VIEs.  The primary risks to the Partnership associated with the five VIEs financed by tax-exempt mortgage revenue bonds owned by the Partnership relate to the entities ability to meet debt service obligations to the Partnership and the valuation of the underlying multifamily apartment property which serves as bond collateral. The EAT (Maples on 97th) VIE has no other capital than the funding provided by the Partnership so the risk to the Partnership is that it will not recover the funding already provided.

The following is a discussion of the significant judgments and assumptions made by the Partnership in determining the primary beneficiary of the VIE and, therefore, whether the Partnership must consolidate the VIE.

Consolidated VIEs

At December 31, 2012, the Partnership determined it is the primary beneficiary of the Bent Tree, EAT (Maples on 97th), Fairmont Oaks, and Lake Forest VIEs. The capital structure of Bent Tree, Fairmont Oaks, and Lake Forest VIEs consists of senior debt, subordinated debt, and equity capital. The senior debt is in the form of a tax-exempt mortgage revenue bond and accounts for the majority of the VIEs' total capital. As the bondholder, the Partnership is entitled to principal and interest payments and has certain protective rights as established by the bond documents. The equity ownership in these entities is ultimately held by corporations which are owned by four individuals, three of which are related parties. Additionally, each of these properties is managed by an affiliate of the Partnership, America First Properties Management Company, LLC (“Properties Management”) which is an affiliate of the Burlington Capital Group, LLC ("Burlington").

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

The EAT (Maples on 97th) then executed a Master Lease Agreement and Construction Management Agreement with the Partnership. These two agreements give the Partnership the rights and obligations to manage the replacement property as well as the rehabilitation during the six month hold period. In addition, the Qualified Exchange Accommodation Agreement stipulates that title to the Property is to revert back to a subsidiary of the Partnership no later than the end of the six month holding period. The Partnership has determined that it is the primary beneficiary of the EAT (Maples on 97th). Based on the terms of the Master Lease Agreement, the Partnership determined that it will report the rental income and related real estate operating expenses for the Maples on 97th property during the six month holding period as an MF Property since it has all the rights and obligations of landlord for the property. In February 2013, title to the Maples on 97th property transferred to the Partnership from the EAT.

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
Ashley Square - Ashley Square Housing Cooperative acquired the ownership of the Ashley Square apartments in December 2008 from Ashley Square LLC through a warranty deed of transfer and an assumption of debt. This transfer of ownership constitutes a reconsideration event as outlined in consolidation guidance which triggers a re-evaluation of the holders of variable interests to determine the primary beneficiary of the VIE. The capital structure of the VIE consists of senior debt, subordinated loans. and equity capital. The senior debt is in the form of tax-exempt mortgage revenue bonds that are 100% owned by the Partnership and account for the majority of the VIE's total capital. As the bondholder, the Partnership is entitled to principal and interest payments and has certain protective rights as established by the bond documents. The VIE is organized as a housing cooperative and the 99% equity owner of this VIE is The Foundation for Affordable Housing (“FAH”), an unaffiliated Nebraska non-profit organization. Additionally, this property is managed by Properties Management.

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

The following table presents information regarding the carrying value and classification of the assets held by the Partnership as of December 31, 2012 and 2011, which constitute a variable interest in Ashley Square and Cross Creek.

December 31, 2012
	Balance Sheet	Carrying	Maximum Exposure
	Classification	Value	to Loss
Ashley Square Apartments
Tax-Exempt Mortgage Revenue Bond	Bond Investment	$5,506,981	$5,260,000
Property Loan	Other Asset	1,298,000	6,575,664
		$6,804,981	$11,835,664

Cross Creek Apartments
Tax-Exempt Mortgage Revenue Bond	Bond Investment	$7,999,335	$6,004,424
Property Loans	Other Asset	3,383,615	3,383,615
		$11,382,950	$9,388,039

December 31, 2011
	Balance Sheet	Carrying	Maximum Exposure
	Classification	Value	to Loss
Ashley Square Apartments
Tax-Exempt Mortgage Revenue Bond	Bond Investment	5,308,000	5,308,000
Property Loan	Other Asset	1,190,000	6,117,528
		$6,498,000	$11,425,528

Cross Creek Apartments
Tax-Exempt Mortgage Revenue Bond	Bond Investment	7,785,645	5,961,478
Property Loans	Other Asset	3,564,755	3,564,755
		$11,350,400	$9,526,233

The following tables provide information about the three VIEs at December 31, 2012 and 2011 in the Partnership's financial statements under the provisions of the guidance on consolidations. These schedules also include information on the tax-exempt mortgage revenue bonds owned by the Partnership which are eliminated in consolidation, as of December 31, 2012 and 2011, respectively. In addition to the tax-exempt mortgage revenue bonds detailed below, the Partnership has made taxable loans to these consolidated VIEs of $10.6 million and $10.3 million as of December 31, 2012 and 2011, respectively.

VIEs - December 31, 2012
			Base	Principal	Income
		Maturity	Interest	Outstanding at	Earned in
Property Name	Location	Date	Rate	December 31, 2012	2012
Bent Tree Apartments (1)	Columbia, SC	12/15/2030	6.25%	$7,614,000	$477,938
Fairmont Oaks Apartments (1)	Gainseville, FL	4/1/2033	6.30%	7,439,000	471,067
Lake Forest Apartments (1)	Daytona Beach, FL	12/1/2031	6.25%	9,105,000	571,813
Total Tax-Exempt Mortgage Bonds				$24,158,000	$1,520,818
(1) Bonds held by ATAX TEBS I, LLC
VIEs - December 31, 2011
			Base	Principal	Income
		Maturity	Interest	Outstanding at	Earned in
Property Name	Location	Date	Rate	December 31, 2011	2011
Bent Tree Apartments (1)	Columbia, SC	12/15/2030	6.25%	$7,686,000	$482,203
Fairmont Oaks Apartments (1)	Gainesville, FL	4/1/2033	6.30%	$7,520,000	$475,839
Lake Forest Apartments (1)	Daytona Beach, FL	12/1/2031	6.25%	$9,201,000	$577,813
Total Tax-Exempt Mortgage Bonds				$24,407,000	$1,535,855
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

Consolidating Balance Sheets as of December 31, 2012 and 2011:

	Partnership as of December 31, 2012	Consolidated VIEs as of December 31, 2012	Consolidation -Elimination as of December 31, 2012	Total as of December 31, 2012
Assets
Cash and cash equivalents	$30,123,447	$49,326	$—	$30,172,773
Restricted cash	4,538,071	933,451	—	5,471,522
Interest receivable	14,131,063	—	(5,657,703)	8,473,360
Tax-exempt mortgage revenue bonds held in trust	124,149,600	—	(24,615,518)	99,534,082
Tax-exempt mortgage revenue bonds	45,703,294	—	—	45,703,294
Public housing capital fund trusts	65,389,298	—	—	65,389,298
Mortgage-backed securities	32,121,412	—	—	32,121,412
Real estate assets:
Land	6,798,407	4,404,469	—	11,202,876
Buildings and improvements	55,776,753	37,838,726	—	93,615,479
Real estate assets before accumulated depreciation	62,575,160	42,243,195	—	104,818,355
Accumulated depreciation	(5,458,961)	(13,871,102)	—	(19,330,063)
Net real estate assets	57,116,199	28,372,093	—	85,488,292
Other assets	22,923,356	852,321	(15,559,382)	8,216,295
Assets of discontinued operations	32,580,427	—	—	32,580,427
Total Assets	$428,776,167	$30,207,191	$(45,832,603)	$413,150,755

Liabilities
Accounts payable, accrued expenses and other liabilities	$2,330,852	$28,529,405	$(25,846,310)	$5,013,947
Distribution payable	5,566,908	—	—	5,566,908
Debt financing	177,948,000	—	—	177,948,000
Mortgage payable	39,119,507	24,158,000	(24,158,000)	39,119,507
Liabilities of discontinued operations	1,531,462	—	—	1,531,462
Total Liabilities	226,496,729	52,687,405	(50,004,310)	229,179,824
Partners' Capital
General Partner	(430,087)	—	—	(430,087)
Beneficial Unit Certificate holders	200,655,786	—	6,727,301	207,383,087
Unallocated deficit of Consolidated VIEs	—	(22,480,214)	(2,555,594)	(25,035,808)
Total Partners' Capital	200,225,699	(22,480,214)	4,171,707	181,917,192
Noncontrolling interest	2,053,739	—	—	2,053,739
Total Capital	202,279,438	(22,480,214)	4,171,707	183,970,931
Total Liabilities and Partners' Capital	$428,776,167	$30,207,191	$(45,832,603)	$413,150,755

	Partnership as of December 31, 2011	Consolidated VIEs as of December 31, 2011	Consolidation -Elimination as of December 31, 2011	Total as of December 31, 2011
Assets
Cash and cash equivalents	$20,074,123	$12,718	$—	$20,086,841
Restricted cash	11,967,308	937,053	—	12,904,361
Interest receivable	11,395,266	—	(4,410,288)	6,984,978
Tax-exempt mortgage revenue bonds held in trust	132,920,723	—	(23,767,936)	109,152,787
Tax-exempt mortgage revenue bonds	26,542,565	—	—	26,542,565
Real estate assets:
Land	5,063,116	3,250,044	—	8,313,160
Buildings and improvements	50,653,712	31,607,993	—	82,261,705
Real estate assets before accumulated depreciation	55,716,828	34,858,037	—	90,574,865
Accumulated depreciation	(2,973,597)	(12,332,334)	—	(15,305,931)
Net real estate assets	52,743,231	22,525,703	—	75,268,934
Other assets	19,552,919	839,879	(10,851,419)	9,541,379
Assets of discontinued operations	37,494,700	—	—	37,494,700
Total Assets	$312,690,835	$24,315,353	$(39,029,643)	$297,976,545

Liabilities
Accounts payable, accrued expenses and other liabilities	$1,490,994	$24,780,781	$(23,805,990)	$2,465,785
Distribution payable	3,911,340	—	—	3,911,340
Debt financing	112,673,000	—	—	112,673,000
Mortgages payable	35,464,455	24,407,000	(24,407,000)	35,464,455
Liabilities of discontinued operations	11,872,920	—	—	11,872,920
Total Liabilities	165,412,709	49,187,781	(48,212,990)	166,387,500
Partners' Capital
General Partner	(354,006)	—	—	(354,006)
Beneficial Unit Certificate holders	147,087,347	—	7,823,881	154,911,228
Unallocated deficit of Consolidated VIEs	—	(24,872,428)	1,359,466	(23,512,962)
Total Partners' Capital	146,733,341	(24,872,428)	9,183,347	131,044,260
Noncontrolling interest	544,785	—	—	544,785
Total Capital	147,278,126	(24,872,428)	9,183,347	131,589,045
Total Liabilities and Partners' Capital	$312,690,835	$24,315,353	$(39,029,643)	$297,976,545

Consolidating Statements of Operations for the years ended December 31, 2012, 2011, and 2010:

	Partnership For the Year Ended December 31, 2012	Consolidated VIEs For the Year Ended December 31, 2012	Consolidation -Elimination For the Year Ended December 31, 2012	Total For the Year Ended December 31, 2012
Revenues:
Property revenues	$7,846,812	$4,807,718	$—	$12,654,530
Investment income	12,599,284	—	(1,520,817)	11,078,467
Gain on sale and retirement of bonds	680,444	—	—	680,444
Other interest income	150,882	—	—	150,882
Other income	557,300	(1,972)	—	555,328
Total revenues	21,834,722	4,805,746	(1,520,817)	25,119,651
Expenses:
Real estate operating (exclusive of items shown below)	4,604,870	3,273,061	—	7,877,931
Provision for loss on receivables	452,700	—	—	452,700
Depreciation and amortization	3,447,316	1,578,275	(43,561)	4,982,030
Interest	5,530,995	3,240,306	(3,240,306)	5,530,995
General and administrative	3,512,233	—	—	3,512,233
Total expenses	17,548,114	8,091,642	(3,283,867)	22,355,889
Income (loss) from continuing operations	4,286,608	(3,285,896)	1,763,050	2,763,762
Income from discontinued operations (including gain on sale of MF Property of $1,406,608 in 2012)	2,232,276	—	—	2,232,276
Net income (loss)	6,518,884	(3,285,896)	1,763,050	4,996,038
Net income attributable to noncontrolling interest	549,194	—	—	549,194
Net income (loss) - America First Tax Exempt Investors, L. P.	$5,969,690	$(3,285,896)	$1,763,050	$4,446,844

	Partnership For the Year Ended December 31, 2011	Consolidated VIEs For the Year Ended December 31, 2011	Consolidation -Elimination For the Year Ended December 31, 2011	Total For the Year Ended December 31, 2011
Revenues:
Property revenues	$5,066,443	$5,909,807	$—	$10,976,250
Investment income	11,515,237	—	(2,017,956)	9,497,281
Gain on bond retirement	445,257	—	—	445,257
Other interest income	485,679	—	—	485,679
Other income	189,340	4,133,477	(4,028,489)	294,328
Total Revenues	17,701,956	10,043,284	(6,046,445)	21,698,795
Expenses:
Real estate operating (exclusive of items shown below)	3,154,290	3,604,417	—	6,758,707
Provision for loss on receivables	952,700	—	—	952,700
Provision for loan loss	4,242,571	—	—	4,242,571
Depreciation and amortization	2,281,541	1,718,899	(36,938)	3,963,502
Interest	5,441,700	4,037,725	(4,037,725)	5,441,700
General and administrative	2,764,970	—	—	2,764,970
Total Expenses	18,837,772	9,361,041	(4,074,663)	24,124,150
Loss (income) from continuing operations	(1,135,816)	682,243	(1,971,782)	(2,425,355)
Income from discontinued operations	752,192			752,192
Net (loss) income	(383,624)	682,243	(1,971,782)	(1,673,163)
Net income attributable to noncontrolling interest	570,759	—	—	570,759
Net (loss) income - America First Tax Exempt Investors, L. P.	$(954,383)	$682,243	$(1,971,782)	$(2,243,922)

	Partnership For the Year Ended December 31, 2010	Consolidated VIEs For the Year Ended December 31, 2010	Consolidation -Elimination For the Year Ended December 31, 2010	Total For the Year Ended December 31, 2010
Revenues:
Property revenues	$1,619,229	$7,487,438	$—	$9,106,667
Investment income	10,223,269	—	(3,341,955)	6,881,314
Other interest income	488,427	—	(32,805)	455,622
Gain on early extinguishment of debt	435,395	—	—	435,395
Total Revenues	12,766,320	7,487,438	(3,374,760)	16,878,998
Expenses:
Real estate operating (exclusive of items shown below)	961,221	5,099,455	—	6,060,676
Provision for loan loss	1,147,716	—	(585,331)	562,385
Asset impairment charge - Weatherford	2,716,330	2,767,070	(2,954,548)	2,528,852
Depreciation and amortization	1,337,859	2,305,313	(53,021)	3,590,151
Interest	1,887,823	5,546,229	(5,546,229)	1,887,823
General and administrative	2,383,784	—	—	2,383,784
Total Expenses	10,434,733	15,718,067	(9,139,129)	17,013,671
Net income (loss) from continuing operations	2,331,587	(8,230,629)	5,764,369	(134,673)
Net loss from discontinued operations	(469,518)	—	—	(469,518)
Net income (loss)	1,862,069	(8,230,629)	5,764,369	(604,191)
Net loss attributable to noncontrolling interest	(203,831)	—	—	(203,831)
Net income (loss) - America First Tax Exempt Investors, L. P.	$2,065,900	$(8,230,629)	$5,764,369	$(400,360)

5.  Investments in Tax-Exempt Mortgage Revenue Bonds

Each of the tax-exempt mortgage revenue bonds were issued by various state and local governments, their agencies and authorities to finance the construction or rehabilitation of income-producing real estate properties. However, the tax-exempt mortgage revenue bonds do not constitute an obligation of any state or local government, agency or authority and no state or local government, agency or authority is liable on them, nor is the taxing power of any state or local government pledged to the payment of principal or interest on the tax-exempt mortgage revenue bonds. The tax-exempt mortgage revenue bonds are non-recourse obligations of the respective owners of the properties. The sole source of the funds to pay principal and interest on the tax-exempt mortgage revenue bonds is the net cash flow or the sale or refinancing proceeds from the properties. Each tax-exempt mortgage revenue bond, however, is collateralized by a mortgage on all real and personal property included in the related property and bears tax-exempt interest at a fixed rate and five of the tax-exempt mortgage revenue bonds provide for the payment of additional contingent interest that is payable solely from available net cash flow generated by the financed property.

The tax-exempt mortgage revenue bonds owned by the Company have been issued to provide construction and/or permanent financing of multifamily residential properties. The carrying value of each of the Partnership's tax-exempt mortgage revenue bonds as of December 31, 2012 and 2011 is as follows:

	December 31, 2012
Description of Tax-Exempt	Cost adjusted	Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	for pay-downs	Gain	Loss	Fair Value
Ashley Square (1)	$5,260,000	$246,981	$—	$5,506,981
Autumn Pines (2)	12,217,004	953,024	—	13,170,028
Bella Vista (1)	6,600,000	93,324	—	6,693,324
Bridle Ridge (1)	7,765,000	108,632	—	7,873,632
Brookstone (1)	7,453,246	1,459,408	—	8,912,654
Cross Creek (1)	6,004,424	1,994,911	—	7,999,335
Lost Creek (1)	15,987,744	3,467,182	—	19,454,926
Runnymede (1)	10,605,000	491,330	—	11,096,330
Southpark (1)	11,904,968	2,462,350	—	14,367,318
Woodlynn Village (1)	4,460,000	—	(446)	4,459,554
Tax-exempt mortgage revenue bonds held in trust	$88,257,386	$11,277,142	$(446)	$99,534,082

Description of Tax-Exempt	Cost adjusted	Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	for pay-downs	Gain	Loss	Fair Value
Arbors at Hickory Ridge	$11,581,485	$610,785	$—	$12,192,270
Iona Lakes	15,535,000	554,910	—	16,089,910
Vantage at Judson	6,049,000	—	(847)	6,048,153
Woodland Park	15,662,000	—	(4,289,039)	11,372,961
Tax-exempt mortgage revenue bonds	$48,827,485	$1,165,695	$(4,289,886)	$45,703,294

(1) Bonds owned by ATAX TEBS I, LLC, Note 11
(2) Bond held by Duetsche Bank in a secured financing transaction, Note 11

	December 31, 2011
Description of Tax-Exempt	Cost adjusted	Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	for pay-downs	Gain	Loss	Fair Value
Ashley Square (1)	$5,308,000	$—	$—	$5,308,000
Autumn Pines (2)	12,280,776	—	(152,094)	12,128,682
Bella Vista (1)	6,650,000	—	(405,184)	6,244,816
Bridle Ridge (1)	7,815,000	—	(469,056)	7,345,944
Brookstone (1)	7,437,947	1,116,538	—	8,554,485
Cross Creek (1)	5,961,478	1,824,167	—	7,785,645
GMF Madison	3,810,000	51,130	—	3,861,130
GMF Warren/Tulane	11,815,000	321,722	—	12,136,722
Lost Creek (1)	16,051,048	1,962,587	—	18,013,635
Runnymede (1)	10,685,000	—	(434,452)	10,250,548
Southpark (1)	11,925,483	1,431,637	—	13,357,120
Woodlynn Village (1)	4,492,000	—	(325,940)	4,166,060
Tax-exempt mortgage revenue bonds held in trust	$104,231,732	$6,707,781	$(1,786,726)	$109,152,787

Description of Tax-Exempt	Cost adjusted	Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	for pay-downs	Gain	Loss	Fair Value
Iona Lakes	$15,720,000	$160,658	$—	$15,880,658
Woodland Park	15,662,000	—	(5,000,093)	10,661,907
Tax-exempt mortgage revenue bonds	$31,382,000	$160,658	$(5,000,093)	$26,542,565
    (1) Bonds owned by ATAX TEBS I, LLC, Note 11
(2) Bond held by Duetsche Bank in a secured financing transaction, Note 11

Valuation - As all of the Company's investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheets at their estimated fair values.  Due to the limited market for the tax-exempt bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the bonds.  There is no active trading market for the bonds and price quotes for the bonds are not generally available.  As of December 31, 2012 and December 31, 2011, all of the Company's tax-exempt mortgage revenue bonds were valued using discounted cash flow or yield to maturity analysis performed by management.  Management's valuation encompasses judgment in its application.  The key assumption in management's yield to maturity analysis is the range of effective yields on the individual bonds.  At December 31, 2012, the range of effective yields on the individual bonds was 5.7% to 8.4%.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these bonds.  Assuming an immediate ten percent adverse change in the key assumption, the effective yields on the individual bonds would increase to a range of 6.2% to 9.3% and would result in additional unrealized losses on the bond portfolio of approximately $10.3 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  Pricing services, broker quotes and management's analysis provide indicative pricing only.

Unrealized gains or losses on these tax-exempt bonds are recorded in accumulated other comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. As of December 31, 2012, one bond that is in an unrealized loss position have been in an unrealized loss position for greater than twelve months.  The valuation of all of the current bonds has improved over the prior year due to changes in the yields of new issuances of tax-exempt investments. The Company has reviewed each of its tax-exempt mortgage revenue bonds for impairment. Based upon this evaluation, the current unrealized losses on the bonds are not considered to be other-than-temporary. If the credit and capital markets deteriorate further, the Company experiences deterioration in the values of its investment portfolio, or if the Company's intent and ability to hold certain bonds changes, the Company may incur impairments to its investment portfolio which could negatively impact the Company's financial condition, cash flows, and reported earnings. The Vantage at Judson bond was purchased in December 2012 so it has been in an unrealized loss position for less than twelve months and the third bond in an unrealized position, Woodlynn Village, has also been in an unrealized loss position for less than twelve months.

The Company's ability to recover the tax-exempt mortgage revenue bond's entire amortized cost basis is dependent upon the issuer being able to meet debt service requirements.  The primary source of repayment is the cash flows produced by the property which serves as the collateral for the bonds.  The Company utilizes a discounted cash flow model for the underlying property and compares the results of the model to the amortized cost basis of the bond.  These models reflect the cash flows expected to be generated by the underlying properties over a ten year period, including an assumed property sale at the end of year ten, discounted using the effective interest rate on the bonds in accordance with the accounting guidance on other than temporary impairment of debt securities. The revenue, expense, and resulting net operating income projections which are the basis for the discounted cash flow model are based on judgment.

The Company previously identified three tax-exempt mortgage revenue bonds for which certain actions may be necessary to protect the Company’s position as a secured bondholder and lender. These bonds were Woodland Park, DeCordova and Weatherford.  The Company foreclosed on the bonds secured by DeCordova and Weatherford in February 2011 and one of the Company's subsidiaries took full ownership of these two properties. These properties are now classified and presented as MF Properties of the Company as discussed in Note 8.

The Company has evaluated the Woodland Park bond holding for an other-than-temporary decline in value as of December 31, 2012 and 2011 (see Note 2 for discussion of our impairment testing method).  Based on this evaluation, the Company has concluded that no other-than-temporary impairment of the Woodland Park bond existed at December 31, 2012 and 2011. However, the evaluation determined that the interest receivable accrued on the Woodland Park bond was impaired and an approximate $953,000 allowance for loss on receivables was recorded in 2011. The Partnership received two interest payments in 2012 but has recorded an additional allowance of approximately $453,000 against the remaining interest receivable in 2012. The following provides further background of the circumstances related to the Woodland Park bond. In May 2010, there were insufficient funds available for debt service and the property owner did not provide additional capital to fund the shortfall. As a result, a payment default on the bonds occurred. In order to protect its investment, the Partnership issued a formal notice of default through the bond trustee and started the judicial foreclosure process. On February 28, 2013, the court issued a ruling confirming the bond trustee's right to foreclose its first mortgage on the Woodland Park property and confirming that the first mortgage securing the bond is senior to mechanic's liens filed on the property. Although the court's ruling is subject to appeal, the bond trustee has commenced foreclosure proceeding and we believe the Partnership will be able to acquire title to the Woodland Property within 75 days. Upon successfully taking ownership of Woodland Park, the Partnership will have the option of selling the property after converting it to 100% market-rate rents or maintaining the property as a rent restricted property and seeking to place new tax-exempt financing on the property and acquire the bonds. Although the foreclosure process has taken longer than originally anticipated, the Company continues to believe that the fair value of the Woodland Park property equals or exceeds the carrying amount of the Woodland Park tax-exempt mortgage revenue bond.

As of December 31, 2011, the property had 215 units leased out of total available units of 236, or 91% physical occupancy. As of December 31, 2012, occupancy had decreased to 211 units leased, or 89% physical occupancy. America First Properties Management Company, LLC, an affiliate of AFCA 2, provides management for this property. Measures have been implemented that we believe will maintain the physical occupancy of this property at approximately 89% for 2013, which will ensure that net operating income is in line with what had been projected for 2013 in the most recent evaluation for other than temporary impairment. Based on this evaluation, the current unrealized loss on this bond is considered to be temporary.

The various revenue and expense projections for the Woodland Park property operations are summarized as follows:

•
Revenue and expenses projected for 2013 are equal to the property budget.  Budgeted revenues of approximately $1.73 million are based on a budgeted average occupancy of 88%.  Budgeted expenses are approximately $901,000.  Revenues are projected to grow over the ten years in the model to approximately $2.2 million in year ten based on average annual rental increases of 2% and an average occupancy increasing over time to 93%.  Expenses are projected to grow to approximately $1.1 million in year ten based on average annual increases of 2.5%.

Recent Bond Activity

In December 2012, the Partnership purchased a $6,049,000 subordinate tax-exempt mortgage revenue bond and a $934,000 subordinate taxable bond both secured by the Vantage at Judson apartments. This property is located in San Antonio, Texas and is currently under construction. Both bonds mature on February 1, 2053 and carry an annual cash interest rate of 9% plus allow for an additional 3% of interest calculated on the property's cash flows after debt service. The Vantage at Judson apartments has a construction loan with an unrelated Bank and the Partnership's bonds are second lien borrowings to that construction loan. The property will have 288 units when construction is completed in the spring of 2014. The Company has determined that the entity which owns Vantage at Judson apartments is an unrelated not-for-profit which under the accounting guidance is not subject to applying the VIE consolidation guidance. As a result, the property's financial statements are not consolidated into the consolidated financial statements of the Company.

Under the terms of a Forward Delivery Bond Purchase Agreement, the Partnership has agreed to purchase a new tax-exempt mortgage revenue bond of up to $26,687,000 (“Series B Bonds”) which will be delivered by the tax-exempt mortgage revenue bond Issuer once the property meets specific obligations and occupancy rates. The Series B Bonds will have a stated annual interest rate of 6.0% and bond proceeds must be used to pay off the construction loan to the Bank and all or a portion of the $6,049,000 subordinate tax-exempt mortgage revenue bond. If the property does not meet its specific obligations and required occupancy rate before January 1, 2015, the Partnership has the right to terminate the purchase commitment. The Partnership accounts for the Bond Purchase Agreement as an available-for-sale security and, as such, records the estimated value of the forward purchase commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.  As of December 31, 2012, the Partnership has concluded there is no value to the forward purchase commitment.

In June 2012, the Partnership acquired a $10.0 million restructured par value tax-exempt mortgage revenue bond secured by Arbors at Hickory Ridge Apartments, a 348 unit multifamily apartment complex located in Memphis, Tennessee, which represented 100% of the bond issuance for approximately $10.2 million. The tax-exempt bond carried an annual interest rate of 7.98% and matures on April 1, 2026. The bond did not provide for contingent interest. In conjunction with the purchase of the Arbors of Hickory Ridge tax-exempt mortgage revenue bond, an affiliate of the Global Ministries Foundation, a not-for-profit entity unrelated to the Company acquired the multi-family property securing the bond. At closing, the Company also secured a $600,000 promissory note receivable as a fee for identifying this property acquisition and performing the related due diligence.

In December 2012, the tax-exempt mortgage revenue bond secured by Arbors at Hickory Ridge Apartments was restructured to an $11.5 million par value tax-exempt mortgage revenue bond with an annual interest rate of 6.25% and maturity of December 1, 2049. The Partnership then purchased 100% of this bond issuance plus a taxable loan of approximately $191,000 for a payment of approximately $1,041,000 made at closing. In connection with the closing of the restructured tax-exempt mortgage revenue bond, the Company received payment in full of the $600,000 promissory note less costs associated with the transaction and approximately $557,000 has been recorded as other income.

In October 2012, the Company acquired 100% of the $9.5 million tax-exempt mortgage revenue bonds issued by the North Carolina Housing Finance Agency as part of a plan of financing for the acquisition and rehabilitation of the Greens Property. The tax-exempt mortgage revenue bonds secured by the Greens Property were acquired by the Company at par and consisted of two series. The Series A bond has a par value of approximately $8.5 million and bears interest at an annual rate of 6.5%. The Series B bond has a par value of approximately $1.0 million and bears interest at an annual interest rate of 12.0%. Both series of bonds mature on October 1, 2047. In connection with the bond financing transaction, ownership of the Greens Property was conveyed by the Company to a new ownership entity controlled by an unaffiliated not-for-profit entity. However, because the new ownership entity did not have sufficient equity capital at the time of purchase and the property operations are the sole source of debt service on the Company's bonds, the Company is required to continue to account for the Greens Property as if it is the owner of real estate rather than as a secured lender. As such, the Company continues to report the results from the Greens Property as discontinued operations in its financial statements as of December 31, 2012 which, among other things, results in the elimination of the bonds in consolidation (Note 10).

In May 2012, the tax-exempt mortgage revenue bonds secured by GMF-Madison Tower Apartments and GMF-Warren/Tulane Apartments were sold for an amount greater than the outstanding principal and accrued base interest. The Company received approximately $4.1 million for the GMF-Madison Tower Apartments tax-exempt mortgage revenue bond and approximately $12.7 million from the GMF-Warren/Tulane Apartments tax-exempt mortgage revenue bond resulting in an approximate $668,000 realized gain. These tax-exempt mortgage revenue bonds had been acquired at par on June 1, 2011. At December 31, 2012, the Partnership still owns the taxable revenue bonds secured by these two properties. The taxable bond secured by GMF-Madison Tower Apartments carries an annual interest rate of 7.75% and matures on December 1, 2019. The taxable bond secured by GMF-Warren/Tulane Apartments carries an annual interest rate of 6.5% and matures on December 1, 2015. These taxable bonds were also acquired on June 1, 2011 and have an outstanding combined principal balance of $600,000 as of December 31, 2012.

In October 2011, the Briarwood Manor bond was called and retired at par plus accrued interest for approximately $4.9 million. This transaction resulted in approximately $445,000 gain reported in the fourth quarter. The net redemption proceeds were used by the Company to retire its $4.0 million term note with Omaha State Bank. The Briarwood bond was originally purchased on February 1, 2011 for $4.5 million.

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

In November 2010, the Company acquired the tax-exempt mortgage revenue bond for a 250 unit multifamily apartment complex in Humble, Texas (Houston) known as Autumn Pines for approximately $12.3 million which represented 100% of the bond issuance. The bond par value is $13.4 million with an annual interest rate of 5.8%. The bond purchase price results in a yield to maturity of approximately 7.0% per annum. The bond matures on October 1, 2046.

In June 2010, the Company acquired all of the $18.3 million tax-exempt mortgage revenue bonds issued by the Ohio Housing Finance Agency in order to provide debt financing for the acquisition and rehabilitation of Crescent Village, Post Woods I, Post Woods II and Willow Bend Apartments in Ohio (the “Ohio Properties”). The tax-exempt mortgage bonds secured by the Ohio Properties were acquired by the Company at par and were issued in two series. The Series A bond has a par value of $14.7 million and bears interest at a fixed annual rate of 7.0%. The Series B bond has a par value of $3.6 million and bears interest at a fixed annual rate of 10.0%. Neither series provides for contingent interest. Each series of bonds matures on June 1, 2050. In connection with the bond financing transaction, ownership of the Ohio Properties was conveyed by the Company to three new ownership entities controlled by an unaffiliated not-for-profit entity. As of December 31, 2012, the new ownership entities had not invested sufficient equity capital and the property operations are the sole source of debt service on the Company's bonds. Since the Partnership owned the multi-family properties serving as the collateral for these bonds prior to purchasing the tax-exempt mortgage revenue bonds, the Partnership has yet to be able to recognize for accounting purposes the sale of these MF Properties and the underlying properties are reported as discontinued operations (Note 10). The tax-exempt mortgage revenue bonds secured by the Ohio Properties are eliminated upon consolidation.

In May 2010, the Company acquired the tax-exempt mortgage revenue bond for a 261 unit multifamily apartment complex in San Antonio, Texas known as The Villages at Lost Creek for approximately $15.9 million which represented 100% of the bond issuance. The bond par value is $18.5 million with an annual interest rate of 6.25%. The bond purchase price results in a yield to maturity of approximately 7.55% per annum. The bond matures on June 1, 2041.

Descriptions of certain terms of the tax-exempt mortgage revenue bonds are as follows:

Property Name	Location	Maturity Date	Base Interest Rate	Principal Outstanding at Dec. 31, 2012

Arbors at Hickory Ridge	Memphis, TN	12/1/2049	6.25%	$11,450,000
Ashley Square (1)	Des Moines, IA	12/1/2025	6.25%	5,260,000
Autumn Pines (2)	Humble, TX	10/1/2046	5.80%	13,220,000
Bella Vista (1)	Gainesville, TX	4/1/2046	6.15%	6,600,000
Bridle Ridge (1)	Greer, SC	1/1/2043	6.00%	7,765,000
Brookstone (1)	Waukegan, IL	5/1/2040	5.45%	9,416,794
Cross Creek (1)	Granbury, TX	3/1/2049	6.15%	8,568,409
Iona Lakes	Ft. Myers, FL	4/1/2030	6.90%	15,535,000
Runnymede (1)	Austin, TX	10/1/2042	6.00%	10,605,000
Southpark (1)	Austin, TX	12/1/2049	6.13%	13,900,000
Vantage at Judson	San Antonio. TX	2/1/2053	9.00%	6,049,000
Villages at Lost Creek (1)	San Antonio, TX	6/1/2041	6.25%	18,315,000
Woodland Park	Topeka, KS	11/1/2047	6.00%	15,013,000
Woodland Park	Topeka, KS	11/1/2047	8.00%	649,000
Woodlynn Village (1)	Maplewood, MN	11/1/2042	6.00%	4,460,000
Total Tax-Exempt Mortgage Bonds				$146,806,203

Property Name	Location	Maturity Date	Base Interest Rate	Principal Outstanding Dec. 31, 2011

Ashley Square (1)	Des Moines, IA	12/1/2025	6.25%	$5,308,000
Autumn Pines (2)	Humble, TX	10/1/2046	5.80%	13,325,000
Bella Vista (1)	Gainesville, TX	4/1/2046	6.15%	6,650,000
Bridle Ridge (1)	Greer, SC	1/1/2043	6.00%	7,815,000
Brookstone (1)	Waukegan, IL	5/1/2040	5.45%	9,490,809
Cross Creek (1)	Granbury, TX	3/1/2049	6.15%	8,634,693
GMF-Madison (2)	Memphis, TN	12/1/2046	6.75%	3,810,000
GMF-Warren/Tulane (2)	Memphis, TN	12/1/2046	6.75%	11,815,000
Iona Lakes	Ft. Myers, FL	4/1/2030	6.90%	15,720,000
Runnymede (1)	Austin, TX	10/1/2042	6.00%	10,685,000
Southpark (1)	Austin, TX	12/1/2049	6.13%	14,000,000
Villages at Lost Creek (1)	San Antonio, TX	6/1/2041	6.25%	18,500,000
Woodland Park	Topeka, KS	11/1/2047	6.00%	15,013,000
Woodland Park	Topeka, KS	11/1/2047	8.00%	649,000
Woodlynn Village (1)	Maplewood, MN	11/1/2042	6.00%	4,492,000
Total Tax-Exempt Mortgage Bonds				$145,907,502
(1) Bonds owned by ATAX TEBS I, LLC, Note 11
(2) Bond held by Deutsche Bank in a secured financing transaction, Note 11

6. Public Housing Capital Fund Trust Certificates

In July 2012, the Company purchased 100% of the LIFERs in tender option bond trusts (“PHC TOB Trusts”) which acquired approximately $65.3 million of PHC Certificates issued by three trusts ("PHC Trusts") sponsored by DB. The assets held by the PHC Trusts consist of custodial receipts evidencing loans made to a number of public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by the United States Department of Housing and Urban Development (“HUD”) under HUD's Capital Fund Program established under Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”). The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities' respective obligations to pay principal and interest on their loans. The loans payable by the public housing authorities are not debts, nor guaranteed by the United States of America or HUD. Interest payable on the public housing authority debt held by the PHC Trusts is exempt from federal income taxes. The PHC Certificates issued by each of the PHC Trusts have been rated investment grade by Standard & Poor's.
The Company purchased the LIFERS issued by the PHC TOB Trusts for approximately $16.0 million and pledged the LIFERS to the trustee to secure certain reimbursement obligations of the Company as the holder of LIFERS. The PHC TOB Trusts also issued SPEARS of approximately $49.0 million to unaffiliated investors. The SPEARS represent senior interests in the PHC TOB Trusts and have been credit enhanced by DB. The LIFERS entitle the Company to all principal and interest payments received by the PHC TOB Trusts on the $65.3 million of PHC Certificates held by it after preferred return payments due to the holders of the SPEARS and trust costs. The SPEARS bear interest at a variable rate based on Securities Industry and Financial Markets Association (“SIFMA”).

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

The Company had the following investments in the PHC Certificates on December 31, 2012:

Description of Public Housing Capital Fund Trust Certificates	Cost adjusted for amortization of premium and discounts	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Public Housing Capital Fund Trust Certificate I	$28,119,176	$—	$(48,477)	$28,070,699
Public Housing Capital Fund Trust Certificate II	17,442,860	—	(109,223)	17,333,637
Public Housing Capital Fund Trust Certificate III	20,395,597	—	(410,635)	19,984,962
	$65,957,633	$—	$(568,335)	$65,389,298

Valuation - As all of the Company’s investments in PHC Certificates are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  Due to the limited market for the PHC Certificates, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the certificates.  The estimates of the fair values of these PHC certificates is based on a yield to maturity analysis which begins with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts adjusted largely for unobservable inputs the General Partner believes would be used by market participants which includes adjustments for the fact that the PHC Certificates investment grade rating is below "AAA". Management’s valuation encompasses judgment in its application and pricing as determined by pricing services, when available, is compared to Management's estimates.  The PHC Certificates are "AA" and "BBB" rated and the range of effective yields was 4.6% to 5.9% at December 31, 2012.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these PHC Certificates which is the yield for a new issuance of a similarly structure security.  Assuming a 10% adverse change in that key assumption, the effective yields on the individual PHC Certificates would increase to a range of 5.1% to 6.5% and would result in additional unrealized losses on the PHC Certificates of approximately $2.9 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider other information from external sources, such as pricing services.  The PHC Certificates have been in an unrealized loss position for less than 12 months.

The following table sets forth certain information relating to the PHC Certificates held in the PHC TOB Trusts:

	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate over Life	Principal Outstanding December 31, 2012
Public Housing Capital Fund Trust Certificate I	12.75	AA-	5.33%	$26,406,558
Public Housing Capital Fund Trust Certificate II	12.3	AA-	4.24%	17,959,713
Public Housing Capital Fund Trust Certificate III	13.3	BBB	5.41%	20,898,432
Total Public Housing Capital Fund Trust Certificates				$65,264,703

7. Mortgage-Backed Securities

During the fourth quarter of 2012, the Company purchased 100% of the LIFERs in five tender option bond trusts MBS TOB Trusts which securitized state issued MBS with a par value of $31.6 million. The Company purchased the LIFERS issued by the MBS TOB Trust for approximately $6.5 million and pledged the LIFERS to the trustee to secure certain reimbursement obligations of the Company as the holder of LIFERS. The MBS TOB Trust also issued SPEARS of approximately $25.1 million to unaffiliated investors. The SPEARS represent senior interests in the MBS TOB Trusts and have been credit enhanced by DB. The LIFERS entitle the Company to all principal and interest payments received by the MBS TOB Trust on the securitized MBS after payments due to the holders of the SPEARs and trust costs. The SPEARS bear interest at a variable rate based on SIFMA.

The Company determined that the five MBS TOB trusts are variable interest entities and that the Company was the primary beneficiary of each of them. As a result, the Company reports the MBS TOB Trusts on a consolidated basis and the SPEARS as debt financing. In determining the primary beneficiary of these specific VIEs, the Company considered who has the power to control the activities of the VIEs which most significantly impact their financial performance, the risks that the entity was designed to create, and how each risk affects the VIE. The indenture for the MBS TOB trusts stipulates that the Company has the sole right to cause the MBS TOB trusts to sell the MBS. If they were sold, the extent to which the VIEs will be exposed to gains or losses associated with variability in the MBS' fair value arising from changes in municipal bond market rates therefore would result from decisions made by the Company.

The carrying value of the Company's MBS as of December 31, 2012 is as follows:

Agency Rating of MBS (1)	Cost adjusted for amortization of premium	Unrealized Gain	Unrealized Loss	Estimated Fair Value
"AAA"	$13,127,402	$—	$(129,613)	$12,997,789
"AA"	19,407,675	—	(284,052)	19,123,623
	$32,535,077	$—	$(413,665)	$32,121,412
(1) MBS are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

Valuation - The Company values each MBS based upon prices obtained from a third party pricing service, which are indicative of market activity. The valuation methodology of the Company's third party pricing service incorporates commonly used market pricing methods, incorporates trading activity observed in the market place, and other data inputs. The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; geography; and prepayment speeds. Management analyzes pricing data received from the third party pricing service by comparing it to valuation information obtained from at least one other third party pricing service and ensuring they are within a tolerable range of difference which the Company estimates as 7.5%. Management also looks at observations of trading activity observed in the market place when available. At December 31, 2012, the range of effective yields on the individual MBS was 3.6% to 5.4%.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of the MBS which is the effective yield on new issuances of similarly rated MBS.  Assuming a 10% adverse change in that key assumption, the effective yields on the MBS would increase to a range of 4.0% to 5.9% and would result in additional unrealized losses on the bond portfolio of approximately $2.4 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  Pricing services and management’s analysis provide indicative pricing only. The MBS have been in an unrealized loss position for less than twelve months.

The MBS are backed by residential mortgage loans and interest payable from the MBS is exempt from federal income taxation. Description of certain terms of the Company's MBS is as follows:

Agency Rating of MBS	Principal Outstanding December 31, 2012	Weighted Average Maturity Date	Weighted Average Coupon Interest Rate

"AAA"	$12,675,000	1/14/2036	4.22%
"AA"	18,945,000	1/18/2036	4.00%
	$31,620,000

8.  Real Estate Assets

MF Properties

To facilitate its investment strategy of acquiring additional tax-exempt mortgage revenue bonds secured by MF Properties, the Company has acquired through its various subsidiaries 99% limited partner positions in three limited partnerships and 100% member positions in four limited liability companies that own the MF Properties. The financial statements of these properties are consolidated with those of the Company.  The general partners of these partnerships are unaffiliated parties and their 1% ownership interest in these limited partnerships is reflected in the Company’s consolidated financial statements as noncontrolling interests.  The Company expects each of these MF Properties to eventually be sold either to a not-for-profit entity or in connection with a syndication of LIHTCs. The Company expects to purchase tax-exempt mortgage revenue bonds issued by the new property owners as part of the restructuring.  As of December 31, 2012, the Company's wholly-owned subsidiaries held interests in seven entities that own MF Properties containing a total of 1,346 rental units, two are located in Nebraska, one is located in Kentucky, one is located in Indiana, one is located in Georgia, and two are located in Texas. Two additional limited partnerships which own MF Properties are presented as discontinued operations for all periods presented.

Recent Transactions

In February 2013, the limited partner owners of the Ohio Properties contributed sufficient capital for a real estate sale to be recognized during the first quarter of 2013. As such, the Ohio Properties have been reported as discontinued operations in the consolidated financial statements for all periods presented (Notes 3 and 10). The Company will report the tax-exempt mortgage bonds on such Ohio Properties as an asset and will report the related interest income on the bonds commencing with first quarter of 2013.

In November 2012, the Partnership sold the Eagle Ridge property for approximately $2.5 million resulting in a gain of approximately $126,000 and is Tier 2 income. This transaction resulted in the property being reported as a discontinued operation for all periods reported (Note 10).

In October 2012, the limited partnership that owns the Greens Property admitted two entities that are affiliates of Boston Capital (“BC Partners”) as new limited partners as part of a syndication of LIHTCs on the Greens Property. The Company acquired 100% of the $9.5 million tax-exempt mortgage revenue bonds issued by the North Carolina Housing Finance Agency as part of a plan of financing for the acquisition and rehabilitation of the Greens Property. Under the sales agreement, the Greens Property was sold for a total purchase price of $7.3 million. Cash received by the selling limited partnership as part of the sale transaction represents a gain on the sale transaction of approximately $1.5 million which has been deferred by the Company. The new limited partners are obligated to invest approximately $3.2 million of capital into the property, the majority of which is expected to be received prior to October 1, 2013. This transaction resulted in the property being reported as a discontinued operation for all periods reported (Notes 3 and 10).

In August 2012, the Partnership sold the Commons at Churchland property for approximately $8.1 million resulting in a gain of approximately $1.3 million which is Tier 2 income. This transaction resulted in the property being reported as a discontinued operation for all periods reported (Note 10).

The Partnership purchased land adjacent to DeCordova property for approximately $153,000 in 2011, and completed the construction of 34 additional units in the third quarter of 2012. The units are leased as market rate units.

In February 2012, the Company secured a $2.0 million construction loan for the expansion of the DeCordova property. The construction loan is with an unrelated third party and carries a fixed annual interest rate of 5.0%, maturing on February 1, 2017 . On December 31, 2012 the balance of this loan was approximately $2.0 million.

As of December 31, 2012, the Company has a $6.4 million construction loan secured by the DeCordova and Weatherford properties. This construction loan was used to fund the completion of Weatherford. The construction loan is with an unrelated third party and carries a fixed annual interest rate of 5.9%, maturing on July 28, 2015. This agreement requires $500,000 to be held by the Company as restricted cash.

The Company had the following investments in MF Properties as of December 31, 2012 and 2011:

MF Properties
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2012
Arboretum	Omaha, NE	145	$1,720,740	$18,997,550	$20,718,290
Eagle Village	Evansville, IN	511	564,726	12,277,210	12,841,936
Glynn Place	Brunswick, GA	128	743,996	4,750,267	5,494,263
Meadowview	Highland Heights, KY	118	688,539	5,214,306	5,902,845
Residences of DeCordova	Granbury, TX	110	680,852	8,389,721	9,070,573
Residences of Weatherford	Weatherford, TX	76	533,000	7,077,420	7,610,420
Construction work in process	Lincoln, NE	N/A	—	936,833	936,833
					$62,575,160
Less accumulated depreciation (depreciation expense of approximately $2.5 million in 2012)					(5,458,961)
Balance at December 31, 2012					$57,116,199

MF Properties
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2011
Arboretum	Omaha, NE	145	$1,720,740	$18,730,388	$20,451,128
Eagle Village	Evansville, IN	511	564,726	12,230,322	12,795,048
Glynn Place	Brunswick, GA	128	743,996	4,677,793	5,421,789
Meadowview	Highland Heights, KY	118	688,539	5,082,090	5,770,629
Residences of DeCordova	Granbury, TX	76	679,495	4,960,461	5,639,956
Residences of Weatherford	Weatherford, TX	76	533,000	5,105,278	5,638,278
					$55,716,828
Less accumulated depreciation (depreciation expense of approximately $1.5 million in 2011)					(2,973,597)
Balance at December 31, 2011					$52,743,231

The construction work in process at December 31, 2012 is pre-development architecture and engineering costs related to a 475 bed student housing development to be built above a 1,605 parking stall garage to be constructed at the University of Nebraska-Lincoln. The Company expects to finalize its agreement to own the 475 bed student housing development and 335 parking stalls prior to the end of first quarter 2013. Construction will commence in the spring of 2013 and is projected to be finalized in August 2014.

Acquisitions
In August 2012, the Company closed on the purchase of the Maples on 97th property, a 258 unit facility located in Omaha, Nebraska, for a purchase price of approximately $5.5 million through the execution of a Qualified Exchange Accommodation Agreement that assigned the right to acquire and own the Maples on 97th property to a wholly-owned subsidiary of a Title Company, (EAT (Maples on 97th)), for a period not to exceed six months. During this six month hold period, the Company will rehabilitate the property. The Company lent the EAT (Maples on 97th) the necessary funds to purchase the replacement property; there is no other capital within that entity. The EAT (Maples on 97th) then executed a Master Lease Agreement and Construction Management Agreement with the Company. These two agreements give the Company the rights and obligations to manage the replacement property as well as the rehabilitation during the six month hold period. In February 2013, title to the Maples on 97th property transferred to the Partnership from the EAT.
A condensed balance sheet at the date of acquisition for each of the Maples on 97th acquisitions is below.

Maples on 97th 8/29/2012 (Date of acquisition)
Other current assets	$44,534
In-place lease assets	428,865
Real estate assets	5,071,135
Total Assets	$5,544,534
Accounts payable, accrued expenses and other	69,120
Net assets	5,475,414
Total liabilities and net assets	$5,544,534

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

In the third quarter of 2010, the Partnership purchased a minority interest equal to 8.7% ownership in 810 Schutte Road LLC ("Eagle Village"), a 511 bed student housing facility located in Evansville, Indiana. The minority interest investment totaled approximately $1.1 million and was presented in other assets. There was no gain or loss recorded when the Partnership acquired the remaining ownership interest as the approximate $1.1 million estimated fair value of the 8.7% ownership had not changed. In June 2011, the Partnership acquired the remaining ownership interest in Eagle Village. Approximately $3.1 million of cash on hand plus a conventional mortgage of approximately $8.9 million was used to purchase the remaining ownership. The mortgage loan carries a variable interest rate of one-month LIBOR plus 2.75% but will not be less than 3.5%. On December 31, 2012 this rate was 3.5%. This mortgage matures on June 1, 2013. Eagle Village returned $125,000 to the Partnership as a preferred return on their investment. The transaction is eliminated upon consolidation. Eagle Village is wholly owned by a subsidiary of the Partnership and reported as an MF Property. The Partnership plans to operate the property as a student housing facility. Once stabilized as a student housing property, the Partnership will seek to restructure the ownership and capital structure through the sale of the property to a student housing not-for-profit entity. The Partnership anticipates it will then purchase tax-exempt mortgage revenue bonds issued as part of such a restructuring.

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

The table below shows the unaudited pro forma condensed consolidated results of operations of the Company as if the Maples on 97th, Eagle Village, and Arboretum properties had been acquired at the beginning of the periods presented:

	For year ended December 31, 2012	For year ended December 31, 2011	For year ended December 31, 2010

Revenues	$26,470,566	$24,759,074	$21,984,713
Net income (loss)	4,549,630	(2,085,080)	125,595
Net income (loss) allocated to unitholders	5,380,136	(948,673)	2,562,668
Unitholder's interest in net income (loss) per unit (basic and diluted)	0.14	(0.03)	0.09

For the year ended December 2012, the EAT (Maples on 97th) added approximately $604,000 in total revenue and approximately $235,000 in net loss to the Company since it was acquired on August 29, 2012.

For the year ended December 2011, Eagle Village added approximately $945,000 in total revenue and approximately $257,000 net loss to the Partnership since it was acquired on June 29, 2011 and Arboretum added approximately $1.8 million in total revenue and approximately $695,000 net loss to the Partnership since it was acquired on March 31, 2011.

Consolidated VIE Properties

In addition to the MF Properties, the Company consolidates the assets, liabilities, and results of operations of the Consolidated VIEs in accordance with the guidance on consolidations.  Although the assets of the VIEs are consolidated, the Company has no ownership interest in the Consolidated VIEs other than to the extent they serve as collateral for the tax-exempt mortgage revenue bonds owned by the Partnership.  The results of operations of those properties are recorded by the Company in consolidation but any net income or loss from these properties does not accrue to the unitholders or the general partner, but is instead included in "Unallocated deficit of variable interest entities.”

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

The Company consolidated the following properties owned by the VIEs in continuing operations as of December 31, 2012 and 2011:

Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2012
Bent Tree Apartments	Columbia, SC	232	$986,000	$11,877,333	$12,863,333
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,713,038	9,563,438
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	11,352,854	12,749,654
Maples on 97th	Omaha, NE	258	905,000	6,161,770	7,066,770
					42,243,195
Less accumulated depreciation (depreciation expense of approximately $1.5 million in 2012)					(13,871,102)
					$28,372,093

Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2011
Bent Tree Apartments	Columbia, SC	232	$986,000	$11,758,519	$12,744,519
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,615,014	9,465,414
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	11,251,304	12,648,104
					34,858,037
Less accumulated depreciation (depreciation expense of approximately $1.7 million in 2011)					(12,332,334)
					$22,525,703

9.  Other Assets

The Company had the following Other Assets as of dates shown:

	December 31, 2012	December 31, 2011
Property loans receivable	$20,328,927	$19,808,803
Less: Loan loss reserves	(18,134,902)	(16,782,918)
Deferred financing costs - net	2,764,734	3,368,938
Fair value of derivative contracts	378,729	1,323,270
Taxable bonds at fair market value	1,524,873	774,946
Other assets	1,353,934	1,048,340
Total Other Assets	$8,216,295	$9,541,379

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
During 2012, the Company purchased a taxable bond with a par value of $934,000 in conjunction with the purchase of the Vantage at Judson tax-exempt mortgage revenue bond and recorded a taxable loan of approximately $191,000 in conjunction with the purchase of the restructured Arbors at Hickory Ridge tax-exempt mortgage revenue bond. The $191,000 Arbors taxable loan has an interest rate of 6.25% and scheduled monthly principal payment over approximately two years commencing on February 2, 2014. The $934,000 Vantage at Judson taxable bond has an cash interest rate of 9% and requires monthly principal payments commencing in February 2016 with a term date of February 2, 2053.

The following is a summary of the taxable loans, accrued interest and allowance on amounts due at December 31, 2012 and 2011:

	December 31, 2012
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Net Taxable Loans
Arbors at Hickory Ridge	$191,264	$697	$—	$191,961
Ashley Square	4,894,342	1,681,322	(5,277,664)	1,298,000
Cross Creek	6,588,087	1,578,288	(4,782,760)	3,383,615
Iona Lakes	7,741,118	2,856,290	(6,857,912)	3,739,496
Woodland Park	914,116	302,450	(1,216,566)	—
	$20,328,927	$6,419,047	$(18,134,902)	$8,613,072

	December 31, 2011
	Outstanding Balance	Accrued Interest	Allowance	Net Taxable Loans
Ashley Square	$4,786,342	$1,331,186	$(4,927,528)	$1,190,000
Cross Creek	6,769,227	1,360,270	(4,564,742)	3,564,755
Iona Lakes	7,339,118	2,207,301	(6,208,923)	3,337,496
Woodland Park	914,116	167,609	(1,081,725)	—
	$19,808,803	$5,066,366	$(16,782,918)	$8,092,251

During 2012, the Partnership advanced additional funds to Ashley Square, Cross Creek, and Iona Lakes of approximately $108,000, $150,000 and $402,000, respectively. In addition, Cross Creek paid approximately $330,000 which was applied against the loan receivable. During 2011, the Partnership advanced additional funds to Cross Creek and Iona Lakes of approximately $381,000 and $618,000, respectively. The Partnership believes that these properties will be self-sufficient from an operating cash flow perspective over the term of the bond but will continue to provide property loan advances to cover their short-term working capital needs.

As discussed in Note 4, the Partnership deconsolidated the VIE that owns the Iona Lakes property during 2011. During 2010, the Partnership deconsolidated the VIEs that own the Ashley Square and Cross Creek properties. As a result of these VIEs being deconsolidated, the taxable loan and the corresponding loan loss was recognized in the Partnership financial statements. The 2011 taxable loans impairment evaluations resulted in the Partnership recording a $4.2 million loan loss reserve against the Iona Lakes taxable loan. In 2010, the impairment analysis resulted in an additional $562,385 provision for loan loss against the Ashley Square and Cross Creek taxable loans. There were no loan loss impairments reported for the 2012 year.

The following is a detail of loan loss reserves for the years ended December 31:

	2012	2011	2010
Balance, beginning of year	$16,782,918	$9,899,719	$735,719
Provision for loan loss	—	4,242,571	562,385
Deconsolidation of VIEs	—	1,861,051	7,589,901
Accrued interest not recognized	1,351,984	779,577	1,011,744
Balance, end of year	$18,134,902	$16,782,918	$9,899,749

Accrued interest not recognized represents interest accrued that the Partnership has determined they are not reasonably assured of collecting. During 2012 and 2011, the Partnership recorded loan loss reserves equal to the accrued interest on the Ashley Square, Cross Creek, Iona Lakes and Woodland Park property loans. Amounts reflected in 2010 relate to accrued interest not recognized on the Woodland Park, Ashley Square, and Cross Creek taxable loans.

The Company, at December 31, 2012 and 2011, holds an asset held for sale valued at an appraised value of $375,000, along with a receivable of approximately $711,000 representing amounts due from a project owner of Prairebrook Village. In 2008 the Company foreclosed on the Prairebrook Village bond and obtained a summary judgment against ownership. The Partnership placed liens on assets identified and garnished wages from the judgment parties. In 2009, the Company recorded a $700,000 provision for loan loss reserve against this judgment receivable. In February 2010, the Company was informed that bankruptcy protection may be sought by the judgment party. This reserve is $711,000 at December 31, 2012 and 2011, while the Company continues to pursue this receivable.

10.  Discontinued Operations

In October 2012, the limited partnership that owns the Greens Property admitted two entities that are affiliates of Boston Capital (“BC Partners”) as new limited partners as part of a syndication of LIHTCs on the Greens Property. Prior to the execution of the admittance of the new limited partners, the Company had entered into an agreement to sell the Greens of Pine Glen Property for approximately $7.3 million to the third party not-for-profit which is the general partner of the limited partnership that now owns the Greens Property.   That sale was conditional on securing the tax-exempt bond and low-income housing tax credits from the North Carolina Housing Finance Agency.  At closing, the BC Partners invested $961,000 of equity into this limited partnership and is obligated to invest another $2.2 million at contractual scheduled milestones tied to construction, the property reaching a specified debt service coverage ratio, the designation from the state of the tax credits, with the final payment being received no earlier than October 1, 2013.   The Company purchased 100% of the tax-exempt mortgage revenue bonds issued as part of the agreement to finance the acquisition and rehabilitation of the Greens Property. The Series A bonds have a $8,515,000 par value and bear interest at 6.5%. The Series B bond has a $950,000 par value and bears interest at 12% . Both series of bonds mature in October 1, 2047 . The Company also obtained an $850,000 taxable loan secured by the Greens Property at closing.  The construction is estimated to be 75% completed by June 30, 2013 and fully completed by October 31, 2013, and each of these milestones requires capital contributions by the limited partners. As there will be sufficient equity invested to recognize a real estate sale for accounting purposes at 75%completion of construction and the Company no longer has responsibility for the general operations of the property, this MF Property has met the criteria for discontinued operations presentation and has been reported as such in the consolidated financial statements for all periods presented. The net fixed assets and total assets of the Greens Property were approximately $8.4 million and $12.2 million at December 31, 2012, and $6.0 million and $6.2 million at December 31, 2011.

The Eagle Ridge property sale was completed in November 2012 and resulted in the property being reported as a discontinued operation for all periods reported. The net fixed assets and total assets of the Eagle Ridge property were approximately $2.3 million and $2.3 million at December 31, 2011. The proceeds from the sale of the property was approximately $2.5 million resulting in a gain of approximately $126,000.
In August 2012, the Commons at Churchland property was sold for proceeds of approximately $8.1 million resulting in a gain of approximately $1.3 million . The net fixed assets and total assets of the Churchland property were approximately $6.5 million and $7.3 million at December 31, 2011.

In October 2011, the three limited partnerships that own the Ohio Properties admitted two entities that are affiliates of BC Partners as new limited partners as part of a syndication of LIHTCs on the Ohio Properties. The BC Partners agreed to contribute approximately $6.7 million to the equity of these limited partnerships, subject to the Ohio Properties meeting certain debt service coverage ratios specified in the applicable limited partnership agreements. In February 2013, the BC Partners contributed $6.3 million of capital into the Ohio Properties and the Company will recognize the approximately $1.8 million gain from the 2010 sale in the consolidated financial statements during the first quarter of 2013. The Company will also begin reporting the tax-exempt mortgage bonds on such Ohio Property as an asset and will report the related interest income on the bond commencing with first quarter of 2013. The Ohio Properties are reported as discontinued operations for all periods presented in these consolidated financial statements. The net fixed assets and total assets of the Ohio Properties were approximately $18.6 million and $20.4 million at December 31, 2012 and $20.8 million and $21.6 million at December 31, 2011.

The following represents the components of the assets and liabilities of the discontinued operations:

	December 31, 2012	December 31, 2011
Cash and cash equivalents	$158,727	$126,572
Restricted cash	4,035,360	1,001,006
Land	3,828,345	5,288,420
Buildings and improvements	28,316,081	35,780,697
Real estate assets before accumulated depreciation	32,144,426	41,069,117
Accumulated depreciation	(5,208,176)	(5,534,263)
Net real estate assets	26,936,250	35,534,854
Other assets	1,450,090	832,268
Total assets from discontinued operations	32,580,427	37,494,700
Accounts payable and accrued expenses	1,531,462	1,093,492
Mortgage payable	—	10,779,428
Total liabilities from discontinued operations	1,531,462	11,872,920
Net assets of discontinued operations	$31,048,965	$25,621,780

The following presents the revenues, expenses and income from discontinued operations:

	2012	2011	2010
Rental Revenues	$5,843,173	$5,908,454	$5,585,870
Expenses	5,017,505	5,156,262	6,055,387
Income (loss) from continuing operations of the discontinued operations	825,668	752,192	(469,517)
Gain on sale of discontinued operations	1,406,608	—	—
Net income (loss) from discontinued operations	$2,232,276	$752,192	$(469,517)

11.  Debt Financing

The Company currently has outstanding debt financing of $177.9 million under three separate credit facilities. As of December 31, 2011, the Company's outstanding debt financing totaled approximately $112.7 million.

Debt Financing	Outstanding Debt Financing at December 31, 2012	Original Debt Financing	Year Acquired	Stated Maturity	Effective Rate (1)

PHC Certificates-TOB Trust	$48,995,000	$48,995,000	2012	July 2013	2.13%
Autumn Pines-TOB Trust	9,850,000	10,000,000	2011	July 2013	2.30%
MBS - TOB Trust 1	2,585,000	2,585,000	2012	October 2013	1.31%
MBS - TOB Trust 2	4,090,000	4,090,000	2012	October 2013	1.29%
MBS - TOB Trust 3	3,890,000	3,890,000	2012	October 2013	1.32%
MBS - TOB Trust 4	5,960,000	5,960,000	2012	October 2013	1.29%
MBS - TOB Trust 5	8,590,000	8,590,000	2012	October 2013	1.28%
TEBs Financing	93,988,000	95,810,000	2010	September 2013	2.09%
Total Debt Financing	$177,948,000	$179,920,000

Debt Financing	Outstanding Debt Financing at December 31, 2011	Original Debt Financing	Year Acquired	Stated Maturity	Effective Rate (1)

Autumn Pines	$9,930,000	$10,000,000	2011	July 2012	2.01%
GMF Warren/Tulane	7,810,000	7,810,000	2011	November 2012	1.70%
TEBs Financing	94,933,000	95,810,000	2010	September 2017	2.10%
Total Debt Financing	$112,673,000	$113,620,000

(1)  Represents the average effective interest rate, including fees, for the years ended December 31, 2012 and 2011 and excludes the effect of interest rate caps (see Note 15).

TOB Financings
In July 2011, the Company executed a Master Trust Agreement with DB which allows the Company to execute multiple TOB structures upon the approval and agreement of terms by DB. Under each TOB structure issued through the Master Trust Agreement, the TOB trustee issues SPEARS and LIFERS. Theses SPEARS and LIFERS represent beneficial interests in the securitized asset held by the TOB trustee. The Company will purchase the LIFERS from each of these TOB Trusts which will grant them certain rights to the securitized assets. Under each TOB structure, the asset is transferred to a custodian and trustee that provide these services on behalf of DB. The Master Trust Agreement with DB has covenants that the Company is required to maintain compliance, the most restrictive of which at December 31, 2012 is that cash available to distribute for the trailing twelve months must be at least two times trailing twelve month interest expense. The Company was in compliance with all of these covenants as of December 31, 2012. If the Company were to be out of compliance with any of these covenants, it would trigger a termination event of the financing facilities. The Company expects to renew each of the TOB financing facilities for another one year term as they mature throughout 2013.

In November and December 2012, the Company purchased the LIFERS issued by the trustee over five different TOB Trusts for approximately $6.5 million which are securitizations of mortgage-backed securities ("MBS TOB Trusts") with a par value of approximately $31.6 million. The LIFERS entitle the Company to all principal and interest payments received by these MBS TOB Trusts on the mortgage- backed securities after payments due to the holders of the SPEARS and trust costs. The Company reports the MBS TOB Trusts on a consolidated basis as it has determined it is the primary beneficiary of these variable interest entities (see Note 7). The MBS TOB Trusts also issued SPEARS of approximately $25.1 million to unaffiliated investors which is the outstanding amount at December 31, 2012. The SPEARS represent senior interests in the MBS TOB Trusts and some have been credit enhanced by DB. On January 17, 2013, the Company purchased an additional $540,000 of LIFERS from one of the five MBS TOB Trusts which is a securitization of MBS with a par value of $2.5 million. SPEARS of approximately $2 million were issued by the MBS TOB Trust which increased the Company's outstanding borrowings.

In July 2012, the Company purchased the PHC Certificate LIFERS issued by the trustee over the PHC TOB Trusts for approximately $16.0 million and pledged the LIFERS to the trustee to secure certain reimbursement obligations of the Company as the holder of LIFERS. The LIFERS entitle the Company to all principal and interest payments received by the PHC TOB Trusts on the $65.3 million of PHC Certificates held by it after payments due to the holders of the SPEARS and trust costs. The Company reports the PHC TOB Trust on a consolidated basis as it has determined it is the primary beneficiary of these variable interest entities. The PHC TOB Trusts also issued SPEARS of approximately $49.0 million to unaffiliated investors which is the outstanding amount at December 31, 2012. The SPEARS represent senior interests in the PHC TOB Trusts and have been credit enhanced by DB.

In July 2011, the Company closed a $10 million financing utilizing the TOB structure with the securitization of the Company's $13.4 million Autumn Pines Apartments tax-exempt mortgage revenue bond. In December 2011, the Company closed a second $7.8 million TOB financing structure structured as a securitization of the Company's $15.6 million GMF-Warren/Tulane Apartments and GMF-Madison apartments tax-exempt mortgage revenue and taxable mortgage revenue bonds.  In May 2012, the Company retired the $7.8 million TOB financing structure when the GMF-Warren/Tulane and GMF-Madison Tower tax-exemept mortgage revenue bonds were sold. Under these TOB structures, the Company transferred the bonds to a custodian and trustee that provide these services on behalf of DB. The TOB trustee then issued SPEARS and LIFERS. The SPEARS were credit-enhanced by DB and sold through a placement agent to unaffiliated investors. The gross proceeds from the sale of the SPEARS were remitted to the Company. The LIFERS were retained by the Company and are pledged to DB to secure certain reimbursement obligations. At December 31, 2012, the Company owed $9.8 million on the Autumn Pines TOB financing facility and at December 31, 2011, the Company owed $17.7 million on both TOB facilities.

The TOB trusts essentially provide the Company with a secured variable rate debt facility at interest rates that reflect the prevailing short-term tax-exempt rates paid by the TOB trusts on the SPEARS. Payments made to the holders of the SPEARS and the amount of trust fees essentially represent the Company's effective cost of borrowing on the net proceeds it received from the sale of the SPEARS. The holders of the SPEARS are entitled to receive regular payments from the TOB trusts at a variable rate established by a third party remarketing firm that is expected to be similar to the weekly SIFMA floating index rate. Payments on the SPEARS will be made prior to any payments on the LIFERS held by the Company. The Company is accounting for these transactions as secured financing arrangements.

TEBS Financing
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

Effective September 1, 2010, the Partnership transferred the following bonds to ATAX TEBS I, LLC, a special purpose entity controlled by the Partnership pursuant to the TEBS Financing. The par value of the bonds included in this Financing facility as of December 31, 2012 and 2011 are also presented.

	Outstanding Bond Par Amounts
Description of Tax-Exempt
Mortgage Revenue Bonds	December 31, 2012	December 31, 2011	Financial Statement Presentation
Ashley Square	$5,260,000	$5,308,000	Tax-exempt mortgage revenue bond
Bella Vista	6,600,000	6,650,000	Tax-exempt mortgage revenue bond
Bent Tree	7,614,000	7,686,000	Consolidated VIE
Bridle Ridge	7,765,000	7,815,000	Tax-exempt mortgage revenue bond
Brookstone	9,416,794	9,490,809	Tax-exempt mortgage revenue bond
Cross Creek	8,568,409	8,634,693	Tax-exempt mortgage revenue bond
Fairmont Oaks	7,439,000	7,520,000	Consolidated VIE
Lake Forest	9,105,000	9,201,000	Consolidated VIE
Runnymede	10,605,000	10,685,000	Tax-exempt mortgage revenue bond
South Park	13,900,000	14,000,000	Tax-exempt mortgage revenue bond
Woodlynn Village	4,460,000	4,492,000	Tax-exempt mortgage revenue bond
Ohio Series A Bond (1)	14,582,000	14,666,000	Discontinued Operations
Villages at Lost Creek	18,315,000	18,500,000	Tax-exempt mortgage revenue bond
Total	$123,630,203	$124,648,502
(1) Collateralized by Crescent Village, Post Woods and Willow Bend which are eliminated upon consolidation (Note 3)
The securitization of these tax-exempt mortgage revenue bonds occurred through two classes of certificates. The Class A TEBS Certificates were issued in an initial principal amount of $95.8 million and were sold through a placement agent to unaffiliated investors. The Class B TEBS Certificates were issued in an initial principal amount of $20.3 million and were retained by the Sponsor. The holders of the Class A TEBS Certificates are entitled to receive regular payments of interest from Freddie Mac at a variable rate which resets periodically based on the weekly Securities Industry and Financial Markets Association (“SIFMA”) floating index rate plus certain credit, facility, remarketing and servicing fees (the “Facility Fees”). As of December 31, 2012, the SIFMA rate was equal to 0.13% resulting in a total cost of borrowing of 2.03% on the outstanding balance on the TEBS Financing facility of $94.0 million. As of December 31, 2011, the SIFMA rate was equal to 0.15% resulting in a total cost of borrowing of 2.05% on the outstanding balance on the TEBS Financing facility of $94.9 million.
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
The term of the TEBS Financing coincides with the terms of the assets securing the TEBS Certificates, except that the Partnership may terminate the TEBS Financing at its option on either September 15, 2017 or September 15, 2020. Should the Partnership not elect to terminate the TEBS Financing on these dates, the full term of the TEBS Financing runs through the final principal payment date associated with the securitized bonds, or July 15, 2050. The TOB Financing facilities mature between June 15, 2013 and October 15, 2013 with options available for the Company to extend another year.
For years ended December 31, 2012 and 2011, the Company's average effective annual interest rate on borrowings under the Omaha State Bank Facility, TEBS Facility, and TOB Facilities was approximately 2.07% and 2.6%, respectively.

The Company's aggregate borrowings as of December 31, 2012 contractually mature over the next five years and thereafter as follows:

2013	$84,969,000
2014	1,083,000
2015	1,139,000
2016	1,192,000
2017	1,292,000
Thereafter	88,273,000
Total	$177,948,000

12. Mortgages Payable

The Company reports the mortgage loans secured by certain MF Properties on its consolidated financial statements as Mortgages payable.  As of December 31, 2012, outstanding mortgage loans totaled approximately $39.1 million.   As of December 31, 2011, outstanding mortgage loans totaled approximately $35.5 million.

In February, 2012, the Partnership obtained a $2.0 million construction loan secured by the DeCordova property to be used to expand the DeCordova campus by constructing a new apartment building adjacent to the existing DeCordova property. This construction loan is with an unrelated third party and carries a fixed annual interest rate of 5.0%, maturing on February 1, 2017.

In May 2012, the Company obtained an extension from Bank of America for the mortgage secured by Glynn Place to May 2013.

In July 2011, the Company obtained a $6.5 million construction loan secured by the DeCordova and Weatherford properties. This construction loan will be used to fund the completion of Weatherford and the expansion of DeCordova. The construction loan is with Pinnacle Bank, an independent third party, and carries a fixed annual interest rate of 5.9%, maturing on July 28, 2015. This facility had an outstanding balance of approximately $6.4 million at December 31, 2012. This agreement required $500,000 to be held as by the Company as restricted cash.

In June 2011, the Company obtained a conventional mortgage of approximately $8.9 million, which was used to acquire Eagle Village. The mortgage carries a variable interest rate of one-month LIBOR plus 2.75%, but will not be less than 3.5%. On December 31, 2012 this rate was 3.5%. This mortgage matures on June 1, 2013.

In May 2011, the Greens Property obtained an approximate $4.6 million mortgage loan. The mortgage carries a variable interest rate of prime plus 1.00% or 4.25%, whichever is greater. This mortgage was paid in full on October 18, 2012.

In March 2011, the Company purchased Arboretum, an independent senior living facility in Omaha, Nebraska. A portion of the purchase price was financed with approximately $17.5 million mortgage payable. This mortgage carries a 5.25% fixed rate and matures on March 31, 2014.

The following is a summary of the Mortgage Loans payable on MF Properties:

MF Property Mortgage Payables	Outstanding Mortgage Payable at December 31, 2012	Original Mortgage Payable	Year Acquired	Stated Maturity	Effective Rate (1)

Arboretum	$17,500,000	$17,500,000	2011	March 2014	5.25%
Eagle Village	8,925,000	8,925,000	2010	June 2013	3.50%
Glynn Place	4,252,836	4,480,000	2008	May 2013	2.78%
Residences of DeCordova	1,995,628	2,000,000	2012	February 2017	5.01%
Residences of Weatherford	6,446,043	6,500,000	2011	July 2015	5.84%
Total Mortgage Payable	$39,119,507	$39,405,000

MF Property Mortgage Payables	Outstanding Mortgage Payable at December 31, 2011	Original Mortgage Payable	Year Acquired	Stated Maturity	Effective Rate (1)

Arboretum	$17,500,000	$17,500,000	2011	March 2014	5.25%
Eagle Village	8,925,000	8,925,000	2011	June 2013	3.50%
Glynn Place	4,308,468	4,480,000	2008	May 2012	2.99%
Residences of Weatherford	4,730,987	4,730,987	2011	July 2015	5.63%
Total Mortgage Payable	$35,464,455	$35,635,987

(1)  Represents the average effective interest rate, including fees, for the years ended December 31, 2012 and 2011 and excludes the effect of interest rate caps (see Note 15).

The Company's mortgages payable as of December 31, 2012, contractually mature over the next five years and thereafter as follows:

2013	$13,339,707
2014	17,661,871
2015	6,122,301
2016	—
2017	1,995,628
Thereafter	—
Total	$39,119,507

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

13. Issuances of Additional Beneficial Unit Certificates

In April 2010, a Registration Statement on Form S-3 was declared effective by the SEC under which the Partnership may offer up to $200 million of additional BUCs from time to time. In May 2012, the Partnership issued an additional 12,650,000 BUCs through an underwritten public offering at a public offering price of $5.06 per BUC. Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $60 million after payment of an underwriter's discount and other offering costs of approximately $4.0 million. In April 2010, the Partnership issued an additional 8,280,000 BUCs through an underwritten public offering at a public offering price of $5.37 per BUC pursuant to this new Registration Statement. Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $41.6 million after payment of an underwriter's discount and other offering costs of approximately $2.8 million. There was no equity raise completed in 2011.

14.  Transactions with Related Parties

A substantial portion of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The capitalized costs are typically incurred in connection with the acquisition or reissuance of certain tax-exempt mortgage revenue bonds, acquisition of PHC Certificates and MBS, debt financing transactions, and other capital transactions. The amounts in the following table represent cash payments to reimburse AFCA 2 or an affiliate for such expenses.

	2012	2011	2010
Reimbursable salaries and benefits	$1,320,968	$1,035,646	$848,566
Other expenses	6,221	2,894	10,080
Insurance	207,203	209,332	184,729
Professional fees and expenses	212,895	201,277	216,346
Investor services and custodial fees (recoveries)	—	—	(5,057)
Consulting and travel expenses	3,390	3,181	27,242
	$1,750,677	$1,452,330	$1,281,906

AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its tax-exempt mortgage revenue bonds, taxable loans collateralized by real property, and other tax-exempt investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. For the years ended December 31, 2012, 2011, and 2010, the Partnership paid administrative fees to AFCA 2 of approximately $948,000, $795,000, and $636,000, respectively.  In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the tax-exempt mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these tax-exempt mortgage revenue bonds and totaled approximately $133,000, $160,000, and $209,000, in 2012, 2011, and 2010, respectively. Additionally, in connection with the sale of the Ohio Properties and purchase of the new tax-exempt mortgage revenue bonds issued as part of the transaction (see Note 3 and Note 8), the Ohio Properties paid accrued and deferred administrative fees to AFCA 2 totaling approximately $231,000 in 2010. Eagle Ridge paid accrued and deferred administrative fees to AFCA2 totaling approximately $71,000 in 2012. Although these third party administrative fees are not Partnership expenses, they have been reflected in the accompanying consolidated financial statements of the Company as a result of the consolidation of the VIEs.  Such fees are payable by the financed property prior to the payment of any contingent interest on the tax-exempt mortgage revenue bonds secured by these properties.  If the Partnership were to acquire any of these properties in foreclosure, it would assume the obligation to pay the administrative fees relating to tax-exempt mortgage revenue bonds on these properties.

AFCA 2 earns mortgage placement fees in connection with the acquisition of tax-exempt mortgage revenue bonds by the Company.  These mortgage placement fees were paid by the owners of the respective property or the third party seller of the respective bonds and, accordingly, have not been reflected in the accompanying consolidated financial statements because these properties are not considered Consolidated VIEs. The Company executed an investment placement agreement with AFCA 2 in connection with the Company's acquisition of the PHC Certificates. AFCA 2 received a fee of $653,000 in July 2012 from the Company in connection with this agreement which was recorded into the cost basis of the PHC Certificates and is being amortized against interest income on an effective yield basis. The Company executed separate investment placement agreements with AFCA 2 in connection with the Company's acquisition of the Arbors at Hickory Ridge tax-exempt mortgage revenue bond and the acquisition of mortgage-backed securities. In connection with the Arbors of Hickory Ridge bond placement agreement, AFCA 2 received an origination fee of $100,000 which has been recorded into the cost basis of the tax-exempt mortgage revenue bond and is being amortized against interest income on an effective yield basis. In connection with the mortgage-backed securities agreement, AFCA 2 received an origination fee of approximately $316,000 which has been recorded into the cost basis of the mortgage-backed securities and is being amortized against interest income on an effective yield basis. These investment placement fees are consistent with the mortgage placement fees that AFCA 2 has earned in connection with the acquisition of tax-exempt mortgage revenue bonds by the Company. Investment/mortgage placement fees earned by AFCA 2 totaled approximately $1.4 million, $407,000, and $461,000, in 2012, 2011, and 2010, respectively.

An affiliate of AFCA 2, America First Property Management Company, L.L.C. (“Properties Management”) was retained to provide property management services for Iona Lakes, Bent Tree, Lake Forest, Fairmont Oaks, DeCordova, Eagle Ridge, Crescent Village, Maples on 97th, Meadowview, Willow Bend, Post Woods I, Post Woods II, Churchland, Glynn Place, Greens at Pine Glen, Ashley Square, Clarkson College (bond retired in May 2011), Cross Creek, and Woodland Park. The management fees paid to Properties Management amounted to approximately $1.2 million in 2012, $1.1 million in 2011, and $982,000 in 2010. For the Consolidated VIEs, these management fees are not Partnership expenses but are recorded by each applicable VIE entity and, accordingly, have been reflected in the accompanying consolidated financial statements. Such fees are paid out of the revenues generated by the properties owned by the Consolidated VIEs prior to the payment of any interest on the tax-exempt mortgage revenue bonds and taxable loans held by the Partnership on these properties. For the MF Properties, these management fees are considered real estate operating expenses.

The owners of three limited-purpose corporations which own apartment properties financed with tax-exempt mortgage revenue bonds and taxable loans held by the Company are employees of Burlington who are not involved in the operation or management of the Company and who are not executive officers or managers of Burlington.

15.  Interest Rate Derivatives

As of December 31, 2012, the Company has three derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing and mortgages payable. The terms of the derivative agreements are as follows:

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
These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. Interest rate derivative expense, which is the result of marking the interest rate derivative agreements to fair value, resulted in an increase of approximately $900,000 in interest expense for the year ended December 31, 2012, as compared to an increase of approximately $2.1 million in interest expense for the year ended December 31, 2011. These interest rate derivatives are presented on the balance sheet in Other Assets.  The carrying value of these derivatives was approximately $379,000 and $1.3 million as of December 31, 2012 and 2011, respectively.

16.  Fair Value of Financial Instruments

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

Investment in Mortgage-Backed Securities. The fair value of the Company's investment in mortgage-backed securities is based upon prices obtained from a third party pricing service, which are indicative of market activity. The valuation methodology of the Company's third party pricing service incorporates commonly used market pricing methods, incorporates trading activity observed in the market place, and other data inputs. The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; geography; and prepayment speeds. Management analyzes pricing data received from the third party pricing service by comparing it to valuation information obtained from at least one other third party pricing service and ensuring they are within a tolerable range of difference which the Company estimates as 7.5% . Management also looks at observations of trading activity observed in the market place when available. Given these facts, the fair value measurements of the Company's investment in mortgage-backed securities is categorized as Level 2 input.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2012
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$145,237,376	$—	$—	$145,237,376
Public Housing Capital Fund Trusts	65,389,298	—	—	65,389,298
MBS Investments	32,121,412	—	32,121,412	—
Interest Rate Derivatives	378,729	—	—	378,729
Total Assets at Fair Value	$243,126,815	$—	$32,121,412	$211,005,403

	For Twelve Months Ended December 31, 2012
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Tax-exempt Mortgage Revenue Bonds	Public Housing Capital Bond Trusts	Interest Rate Derivatives	Total
Beginning Balance January 1, 2012	$135,695,352	$—	$1,323,270	$137,018,622
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	(944,541)	(944,541)
Included in other comprehensive income	8,070,888	(568,335)	—	7,502,553
Purchases	32,660,864	65,985,893	—	98,646,757
Bond sales and restructuring	(30,654,939)	—	—	(30,654,939)
Settlements	(534,789)	(28,260)	—	(563,049)
Ending Balance December 31, 2012	$145,237,376	$65,389,298	$378,729	$211,005,403
Total amount of losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of December 31, 2012	$—	$—	$(944,541)	$(944,541)

	Fair Value Measurements at December 31, 2011
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$135,695,352	$—	$—	$135,695,352
Interest Rate Derivatives	1,323,270	—	—	1,323,270
Total Assets at Fair Value	$137,018,622	$—	$—	$137,018,622

		For Twelve Months Ended December 31, 2011
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2011		$100,566,643	$3,406,791	$103,973,434
VIE deconsolidation		15,083,757	—	15,083,757
Total gains (losses) (realized/unrealized)
Included in earnings		—	(2,083,521)	(2,083,521)
Included in other comprehensive income		9,734,259	—	9,734,259
Purchases		20,117,500	—	20,117,500
Bond retirement		(9,526,619)	—	(9,526,619)
Settlements		(280,188)	—	(280,188)
Ending Balance December 31, 2011		$135,695,352	$1,323,270	$137,018,622
Total amount of losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of December 31, 2011		$—	$(2,083,521)	$(2,083,521)

	Fair Value Measurements at December 31, 2010
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$100,566,643	$—	$—	$100,566,643
Interest Rate Derivatives	3,406,791	—	—	3,406,791
Total Assets at Fair Value	$103,973,434	$—	$—	$103,973,434

		For Twelve Months Ended December 31, 2010
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2010		$69,399,763	$140,507	$69,540,270
VIE deconsolidation		12,371,004	—	12,371,004
VIE consolidation		(9,539,000)	—	(9,539,000)
Total gains (realized/unrealized)
Included in earnings		—	571,684	571,684
Included in other comprehensive income		1,348,966	—	1,348,966
Purchases		28,104,843	2,694,600	30,799,443
Settlements		(1,118,933)	—	(1,118,933)
Ending Balance December 31, 2010		$100,566,643	$3,406,791	$103,973,434
Total amount of gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of December 31, 2010		$—	$571,684	$571,684

Income and losses included in earnings for the periods shown above are included in interest expense.

The carrying amounts of cash and cash equivalents included in the consolidated balance sheets approximate fair value given the short-term nature of these financial instruments. The Company calculates a fair market value of each financial instrument using a discounted cash flow model based on the debt amortization schedules at the effective rate of interest for 2011. The estimated fair value of the Debt financing and Mortgages payable are in the level 3 category of the fair value hierarchy. Below represents the fair market value of the debt held on the balance sheet for December 31, 2012 and 2011, respectively.

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Liabilities:
Debt financing	$177,948,000	$179,103,291	$112,673,000	$115,106,332
Mortgages payable	39,119,517	40,203,943	35,464,455	36,585,329

17. Commitments and Contingencies

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

In October 2012, the limited partnership that owns the Greens Property admitted two entities that are affiliates of Boston Capital (“BC Partners”) as new limited partners as part of a syndication of LIHTCs on the Greens Property. At closing, the BC Partners invested $961,000 of equity into this limited partnership and is obligated to invest another $2.2 million at contractual scheduled milestones tied to construction, the property reaching a specified debt service coverage ratio, the designation from the state of the tax credits, but the final payment will be received no earlier than October 1, 2013. In connection with this BC Partners transaction, the Company entered into guarantee agreements with the BC Partners under which the Company has guaranteed certain obligations of the general partner of the Greens of Pine Glen limited partnership, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur. A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehabilitation, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure. No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote. The maximum exposure to the Company at December 31, 2012 under the guarantee provision of the repurchase clause is $720,745 which represents 75% of the equity contributed by BC Partners.

In October 2011, the three limited partnerships that own the Ohio Properties admitted two entities that are affiliates of BC Partners as new limited partners as part of a syndication of LIHTCs on the Ohio Properties. The BC Partners have agreed to contribute approximately $6.7 million to the equity of these limited partnerships, subject to the Ohio Properties meeting certain debt service coverage ratios specified in the applicable limited partnership agreements. In February 2013, the BC Partners contributed the equity into the Ohio Properties.

In connection with the Ohio Properties transaction, the Company entered into guarantee agreements with the BC Partners under which the Company has guaranteed certain obligations of the general partner of these limited partnerships, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur. A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehabilitation, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure. Even if a repurchase event should occur, 25% of the BC equity would remain in the Ohio Properties and thus BC, a third party, would have sufficient equity in the Ohio Properties for the Company to recognize the sale discussed above. No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote. The maximum exposure to the Company at December 31, 2012 under the guarantee provision of the repurchase clause is $251,745 which represents 75% of the equity contributed by BC Partners.

In December 2012, the Partnership purchased a $6,049,000 tax-exempt mortgage revenue bond (“Series C Bonds”) and a $934,000 taxable bond both secured by the Vantage at Judson apartments. This property is located in San Antonio, Texas and is currently under construction. In connection with the purchase of these bonds, the Partnership also executed a Forward Delivery Bond Purchase Agreement with the borrower under the bonds, the issuer of the $6,049,000 tax-exempt mortgage revenue bond (“Issuer”), and the Bank which is providing the remainder of the construction financing and has the first lien on the property. Under the terms of this agreement and the Trust Indenture, the Issuer has agreed to fund up to $26,687,000 of senior tax-exempt mortgage revenue bonds (“Series B Bonds”) to allow for the full refunding of the Bank's construction loan (“Series A Bonds”) and all or a portion of the $6,049,000 Series C Bonds. The Partnership has an obligation to purchase the Series B Bonds upon the successful completion of specific conversion conditions. These conversion conditions include no material default by borrower under the trust indenture, the completion of the survey of the property and title insurance, and occupancy of 90% for 90 days at the property. The amount of the Series B Bonds will be no less than $20,638,000 and the final amount will depend on the Reallocation Calculation which is defined as 80% bond to appraised property value and a debt service coverage ratio of no less than 1.15 to 1.0. The Partnership expects to purchase the Series B bonds in 2014 but if the conversion conditions are not met by January 1, 2015, the Partnership has the ability to terminate the Forward Delivery Bond Purchase Agreement.

18. Subsequent Events

In February 2013, the Partnership obtained a $7.5 million loan secured by the Maples on 97th property. This loan is with an unrelated third party and carries a fixed annual interest rate of 3.55%, maturing on February 10, 2016. Title to the Maples on 97th property also transferred to the Partnership from the EAT (a wholly-owned subsidiary of an unrelated title company) in February 2013.

In February 2013, the Company executed a new TOB under its credit facility with DB securitizing the Greens of Pine Glen tax-exempt mortgage revenue bond. The amount borrowed was $5.75 million with a variable interest rate tied to SIFMA and the facility matures in January 2014. The total cost of borrowing was approximately 2.6% at the time of closing.

On February 14, 2013, the Partnership acquired six tax-exempt bonds secured by three properties located in San Antonio, Texas. The bond purchases are as follows: a $13.8 million par value Series A and a $3.2 million par value Series B tax-exempt mortgage revenue bonds secured by the Huebner Oaks Apartments, a 344 unit multifamily apartment complex; an $8.9 million Series A and a $2 million Series B tax-exempt mortgage revenue bonds secured by the Las Colinas Apartments, a 232 unit multifamily apartment complex; and an $8.8 million Series A and $1.7 million Series B tax-exempt mortgage revenue bonds secured by Perrin Crest Apartments, a 200 unit multifamily apartment complex. The three Series A tax-exempt mortgage revenue bonds each carry an annual interest rate of 6.0% and mature on March 1, 2050. The three Series B tax-exempt mortgage revenue bonds each carry a cash interest rate of 9.0% and mature on April 1, 2050. The Partnership also acquired approximately $645,000 of taxable bonds which also carry a cash interest rate of 9.0% and mature on April 1, 2050.

On February 26, 2013, the Partnership obtained a $6.0 million loan secured by the Iona Lakes tax-exempt mortgage revenue bond. This loan carries a fixed interest rate of 5.0% and matures on February 25, 2014.

19. Recently Issued Accounting Pronouncements

On February 5, 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income. This ASU will be effective for the first interim reporting period in 2013.

20.  Segments

The Company consists of five reportable segments, Tax-Exempt Bond Investments, MF Properties, Public Housing Capital Fund Trusts, MBS Investments, and Consolidated VIEs. In addition to the five reportable segments, the Company also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

Tax-Exempt Bond Investments Segment
The Tax-Exempt Bond Investments segment consists of the Company's portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  Such tax exempt bonds are held as long-term investments.  As of December 31, 2012, the Company held fifteen tax-exempt mortgage revenue bonds not associated with Consolidated VIEs and three tax-exempt mortgage revenue bonds associated with Consolidated VIEs which are bonds that are eliminated in consolidation on the Company's financial statements. Additionally, four bonds secured by the Ohio Properties and Greens Property are eliminated upon consolidation in the Company's financial statements and reported as discontinued operations for all periods presented (Note 3). The multifamily apartment properties financed by the 22 tax-exempt mortgage revenue bonds contain a total of 3,880 rental units.

MF Properties Segment
The MF Properties segment consists of indirect equity interests in multifamily apartment properties which are not currently financed by tax-exempt mortgage revenue bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring.  In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties.  With the exception of the Ohio Properties and the Greens Property, the Partnership's interests in its current MF Properties are not currently classified as Assets Held for Sale because the Partnership is not actively marketing them for sale, there is no definitive purchase agreement in existence that, under current guidance, can be recognized as a sale of real estate assets and, therefore, no sale is expected in the next twelve months.  As discussed above, the Ohio Properties and the Greens Property are reported as discontinued operations (Note 10). During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.  Any such cash distribution will contribute to the Partnership's CAD.  As of December 31, 2012, the Company consolidated the results of seven MF Properties containing a total of 1,346 rental units.

Other Tax-Exempt Investments
The Partnership Agreement authorizes the Company to make investments in tax-exempt investments other than tax-exempt mortgage revenue bonds provided that these other tax-exempt investments are rated in one of the four highest rating categories by a national securities rating agency and do not constitute more than 25% of the Company's assets at the time of acquisition as required under the Agreement of Limited Partnership. In addition, the amount of other tax-exempt investments are limited based on the conditions to the exemption from registration under the Investment Company Act of 1940 that is relied upon for the Partnership. The Company currently has other tax-exempt investments, PHC Certificates and MBS which are reported as two separate segments. The PHC Trusts segment consists of the assets, liabilities, and related income and expenses of the PHC Trusts. The Partnership consolidates the PHC Trusts due to it's ownership of the LIFERS issued by the three PHC Trusts, which hold custodial receipts evidencing loans made to a number of local public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by the HUD under HUD's Capital Fund Program established under the Capital Fund Program. This investment has been reported as part of the Partnership balance sheet and results of operations since acquired in July 2012. The MBS segment consists of the assets, liabilities, and related income and expenses of the MBS TOB Trusts that the Company consolidated due to its ownership of the LIFERs issued by theMBS TOB Trusts. These MBS TOB trusts are securitized by state issued mortgage-backed securities which are backed by residential mortgage loans. This investment was acquired in the fourth quarter of 2012.

Consolidated VIE segment
The Consolidated VIE segment consists of multifamily apartment properties which are financed with tax-exempt mortgage revenue bonds held by the Partnership, the assets, liabilities and operating results of which are consolidated with those of the Partnership.  The tax-exempt mortgage revenue bonds on these Consolidated VIE properties are eliminated from the Company's financial statements as a result of such consolidation, however, such bonds are held as long-term investments by the Partnership which continues to be entitled to receive principal and interest payments on such bonds.  The Company does not actually own an equity position in the Consolidated VIEs or their underlying properties.  As of December 31, 2012, the Company consolidated three VIE multifamily apartment properties containing a total of 650 rental units. The Company consolidates a fourth VIE, EAT (Maples on 97th), whose operations are reported within the MF Properties segment due to a Master Lease Arrangement but the real estate assets are reported within the VIE segment.

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

The following table details certain key financial information for the Company's reportable segments for the three years ended December 31:

	2012	2011	2010
Total revenue
Tax-Exempt Bond Financing	$12,169,336	$12,635,513	$11,147,091
MF Properties	7,846,813	5,066,443	1,619,229
Public Housing Capital Fund Trusts	1,624,534	—	—
Mortgage-Backed Securities	194,039	—	—
Consolidated VIEs	4,805,746	10,043,284	7,487,438
Consolidation/eliminations	(1,520,817)	(6,046,445)	(3,374,760)
Total revenue	$25,119,651	$21,698,795	$16,878,998

Interest expense
Tax-Exempt Bond Financing	$3,510,182	$4,463,926	$1,755,427
MF Properties	1,439,370	977,774	132,396
Public Housing Capital Fund Trusts	542,479	—	—
Mortgage-Backed Securities	38,964	—	—
Consolidated VIEs	3,240,306	4,037,725	5,546,229
Consolidation/eliminations	(3,240,306)	(4,037,725)	(5,546,229)
Total interest expense	$5,530,995	$5,441,700	$1,887,823

Depreciation expense
Tax-Exempt Bond Financing	$—	$—	$—
MF Properties	2,485,365	1,451,875	501,053
Public Housing Capital Fund Trusts	—	—	—
Mortgage-Backed Securities	—	—	—
Consolidated VIEs	1,544,346	1,683,280	2,226,339
Consolidation/eliminations	—	—	—
Total depreciation expense	$4,029,711	$3,135,155	$2,727,392

Income (loss) from continuing operations
Tax-Exempt Bond Financing	$4,136,126	$(353,323)	$2,384,926
MF Properties	(1,065,819)	(782,493)	(53,339)
Public Housing Capital Fund Trusts	1,067,749	—	—
Mortgage-Backed Securities	148,552	—	—
Consolidated VIEs	(3,285,896)	682,243	(8,230,629)
Consolidation/eliminations	1,763,050	(1,971,782)	5,764,369
Income (loss) from continuing operations	$2,763,762	$(2,425,355)	$(134,673)

Net income (loss)
Tax-Exempt Bond Financing	$4,136,126	$(353,323)	$2,384,926
MF Properties	617,263	(601,060)	(319,026)
Public Housing Capital Fund Trusts	1,067,749	—	—
Mortgage-Backed Securities	148,552	—	—
Consolidated VIEs	(3,285,896)	682,243	(8,230,629)
Consolidation/eliminations	1,763,050	(1,971,782)	5,764,369
Net income (loss) - America First Tax Exempt Investors, L. P.	$4,446,844	$(2,243,922)	$(400,360)

	2012	2011	2010
Total assets
Tax-Exempt Bond Investments	$357,606,420	$321,433,013	$316,922,744
MF Properties	51,379,479	43,926,832	10,264,644
Public Housing Capital Fund Trusts	65,811,361	—	—
Mortgage-Backed Securities	32,488,363	—	—
Discontinued Operations	32,580,427	37,494,700	33,714,886
Consolidated VIEs	30,207,191	24,315,353	47,504,227
Consolidation/eliminations	(156,922,486)	(129,193,353)	(166,799,252)
Total assets	$413,150,755	$297,976,545	$241,607,249

Total partners' capital
Tax-Exempt Bond Investments	$221,665,286	$179,285,257	$192,682,394
MF Properties	6,643,315	2,394,991	(3,882,221)
Public Housing Capital Fund Trusts	16,720,915	—	—
Mortgage-Backed Securities	7,334,399	—	—
Consolidated VIEs	(22,480,214)	(24,872,428)	(41,635,836)
Consolidation/eliminations	(47,966,509)	(25,763,560)	(19,001,446)
Total partners' capital	$181,917,192	$131,044,260	$128,162,891

21.  Summary of Unaudited Quarterly Results of Operations

2012	March 31,	June 30,	September 30,	December 31,
Revenues	$5,371,149	$5,855,843	$6,312,905	$7,579,754
Income from continuing operations	534,437	176,664	821,702	1,230,959
Net income from discontinued operations	235,148	251,601	1,526,964	218,563
Net income (loss) - America First Tax Exempt Investors, L.P.	$630,432	$306,048	$2,211,567	$1,298,797

Income from continuing operations, per BUC	$0.02	$—	$0.03	$0.04
Income from discontinued operations, per BUC	0.01	0.01	0.03	—
Net income, basic and diluted, per unit	$0.03	$0.01	$0.06	$0.04

2011	March 31,	June 30,	September 30,	December 31,
Revenues	$4,888,902	$5,377,202	$5,660,808	$5,771,883
Net income (loss) from continuing operations	1,096,876	(307,483)	97,207	(3,311,955)
Net income from discontinued operations	274,359	186,671	180,214	110,948
Net income (loss) - America First Tax Exempt Investors, L.P.	$1,189,174	$(243,248)	$132,052	$(3,321,900)

Income (loss) from continuing operations, per BUC	$0.04	$(0.01)	$0.01	$(0.10)
Income from discontinued operations, per BUC	0.01	0.01	—	—
Net income (loss), basic and diluted, per unit	$0.05	$—	$0.01	$(0.10)

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

Management Report On Internal Control Over Financial Reporting

The Company's management (including officers of the Burlington Capital Group LLC in its capacity as the general partner of the general partner of the Partnership) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer of The Burlington Capital Group LLC (in its capacity as the general partner of the general partner of the Partnership), of the effectiveness of the Company's internal control over financial reporting.  The Company's management used the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation.  Based on that evaluation, the Partnership's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Partnership's internal control over financial reporting as of December 31, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of America First Tax Exempt Investors, L.P.

We have audited the internal control over financial reporting of America First Tax Exempt Investors, L.P. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report On Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012, of the Company and our report dated March 8, 2013, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 8, 2013

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership is managed by its general partner, America First Capital Associates Limited Partnership Two ("AFCA 2") and its general partner, The Burlington Capital Group LLC (“Burlington”). Accordingly, the executive officers and Board of Managers of Burlington act as the executive officers and directors of the Partnership with Mark Hiatt being appointed as the Partnership's Chief Executive Officer.

The following individuals are the executive officers and managers of Burlington, and each serves for a term of one year.  Unitholders have no right to nominate or elect managers of Burlington.

Name	Position Held	Position Held Since
Michael B. Yanney	Chariman Emeritus of the Board and Manager	2008/1984
Lisa Y. Roskens	Chairman of the Board and Manager	2008/1999
Mark A. Hiatt	Chief Operating Officer	2010
Timothy Francis	Chief Financial Officer	2012
Mariann Byerwalter	Manager (2)	1997
Dr. William S. Carter	Manager (2)	2003
Patrick J. Jung	Manager (1) (2)	2003
George H. Krauss	Manager	2001
Dr. Martin A. Massengale	Manager (1) (2)	1994
Dr. Gail Walling Yanney	Manager	1996
Clayton K. Yeutter	Manager (1) (2)	2001

(1)	Member of the Burlington Audit Committee. The Board of Managers has designated Mr. Jung as the “audit committee financial expert” as such term is defined in Item 401(h) of SEC Regulation S-K.
(2)	Determined to be independent under both Section 10A of the securities Act of 1934 and under the NASDAQ Marketplace rules

Michael B. Yanney, 79, Chairman Emeritus, served as Chairman of the Board of Managers of Burlington and its predecessors from 1984 through 2008. From 1977 until 1984, Mr. Yanney was principally engaged in the ownership and management of commercial banks. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as the chairman of the board of directors of America First Apartment Investors, Inc. and is a member of the boards of directors of Level 3 Communications, Inc. and Magnum Resources, Inc. Mr. Yanney is the husband of Dr. Gail Walling Yanney and the father of Lisa Y. Roskens.

Lisa Y. Roskens, 46, is Chief Executive Officer and President of Burlington, as well as being Chairman of the Board of Managers. From 1999 to 2000, Ms. Roskens was managing Director of Twin Compass, LLC. From 1997 to 1999, Ms. Roskens was employed by Inacom Corporation where she held the position of Director of Business Development and Director of Field Services Development. From 1995 to 1997, Ms. Roskens served as Finance Director for the U.S. Senate campaign of Senator Charles Hagel of Nebraska. From 1992 to 1995, Ms. Roskens was an attorney with the Kutak Rock LLP law firm in Omaha, Nebraska, specializing in commercial litigation. Ms. Roskens is the daughter of Michael B. Yanney and Gail Walling Yanney. Ms. Roskens also serves on the Board of Directors of America First Apartment Investors, Inc.

Mark Hiatt, 52, is Chief Executive Officer of the Company.  Mr. Hiatt has been employed by Burlington since 1987 in various capacities, and currently serves as the President of America First Real Estate Group, the real estate operating division of Burlington, in addition to performing his duties as the Chief Executive Officer of the Partnership.  He has previously served as Chief Operating Officer and Chief Financial Officer of Burlington, and also as the Chief Operating Officer for America First Properties Management Company, L.L.C.  Prior to joining Burlington Capital Group, Mr. Hiatt was Director of Finance, from 1984 to 1987, for J.L. Brandeis & Sons and, from 1982 to 1984, he was a senior accountant with Arthur Andersen & Co. Mr. Hiatt has a Bachelor of Arts in Accounting and Finance from Hastings College and is a Certified Public Accountant.

Timothy Francis, 36, has served as the Chief Financial Officer of Burlington since January 2012. Prior to joining Burlington, Mr. Francis was employed as an audit senior manager with Deloitte & Touche LLP from 2001 to January 2012. Mr. Francis has a Masters of Accountancy degree from the University of Nebraska and is a Certified Public Accountant.

Mariann Byerwalter, 52, is Chairman of JDN Corporate Advisory LLC. She was Vice President of Business Affairs and Chief Financial Officer of Stanford University from 1996 to 2001. Ms. Byerwalter was Executive Vice President of America First Eureka Holdings, Inc. (“AFEH”) and EurekaBank from 1988 to January 1996. Ms. Byerwalter was Chief Financial Officer and Chief Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996. She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987. She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice President in the bank's Corporate Planning and Development Department. She was also on the Stanford Board of Trustees from 1992 to 1996 and was re-appointed to such in 2002. Ms. Byerwalter currently serves on the board of directors of LookSmart, Inc., Redwood Trust, Inc., SRI International, the PMI Group Inc., the Stanford Hospital and Clinics, the Lucile Packard Children's Hospital and certain investment companies affiliated with Charles Schwab Corporation.

Dr. William S. Carter, 86, is retired from medical practice. He is a graduate of Butler University and Kansas University School of Medicine. He was appointed a diplomat of the American Board of Otorhinolaryngology. He was in private practice in Omaha, Nebraska and was Managing Partner for the Midwest ENT Group until his retirement in 1993.

Patrick J. Jung, CPA, 65, currently serves as the Chief Operating Officer of Surdell & Partners, LLC, an advertising company in Omaha, Nebraska. Prior to his position with Surdell & Partners LLC, Mr. Jung was a practicing certified public accountant with KPMG LLC for thirty years. During that period he served as a Partner for twenty years and as the Managing Partner of the Nebraska business unit for the last six years. Mr. Jung is also a member of the board of directors of Werner Enterprises, Inc., and serves on its audit and compensation committees. Werner, headquartered in Omaha, Nebraska, is a publicly traded transportation and logistics company engaged primarily in hauling truckload shipments of general commodities. Mr. Jung was a member of the board of directors of Supertel Hospitality, Inc. and serves on its audit committee and nominating committee. Supertel Hospitality, Inc. headquartered in Norfolk, Nebraska, is a publicly traded real estate investment trust that owns and acquires limited-service hotels in the United States. Mr. Jung is a director and officer at the Omaha Zoological Society.

George H. Krauss, 71, has been a consultant to Burlington since 1996. From 1972 to 1997, Mr. Krauss practiced law with Kutak Rock LLP, serving as such firm's managing partner from 1983 to 1993, and, from 1997 to 2006, was Of Counsel to such firm. Mr. Krauss also serves on the board of directors of MFA Mortgage Investments, Inc. Mr. Krauss previously served on the board of directors of Gateway, Inc., from 1991 to October 2007, West Corporation, from January 2001 to October 2006, America First Apartment Investors, Inc., from January 2003 to September 2007, and infoGROUP, Inc., from December 2007 to July 2010. Mr. Krauss received a Juris Doctorate degree and a Masters of Business Administration degree from the University of Nebraska.

Dr. Martin A. Massengale, 79, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and a Foundation Distinguished Professor. Prior to becoming President Emeritus in 1994, he served as President from 1991 to 1994, as Interim President from 1989 to 1991, as Chancellor of the University of Nebraska Lincoln from 1981 until 1991, and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the Board of Directors of the Nebraska Historical Society Foundation, the Board of Trustees for the University of Nebraska Foundation, and the Board of Trustees of the Bryan Medical Center.

Dr. Gail Walling Yanney, 76, is a retired physician. Dr. Yanney practiced anesthesiology and was the Executive Director of the Clarkson Foundation until October of 1995. In addition, she was a director of FirsTier Bank, N.A., Omaha, Nebraska, prior to its merger with First Bank, N.A. Dr. Yanney is the wife of Michael B. Yanney and the mother of Lisa Y. Roskens.

Clayton K. Yeutter, 82, is Senior Advisor, International Trade, Hogan & Lovells, LLP, a Washington D. C. law firm. From 1978 to 1985 he was President and Chief Executive Officer of the Chicago Mercantile Exchange. Mr. Yeutter also served as U.S. Trade Representative from 1985 to 1989, and as U.S. Secretary of Agriculture from 1989 to 1991. He has served in cabinet and sub-cabinet posts under four U.S. Presidents. Mr. Yeutter currently serves on the board of directors of Neogen Corp. After 5 years of service, Mr. Yeutter has retired from the Oppenheimer Funds, Inc., Covanta Holding Corp., and American Commercial Lines, Inc. board of directors.

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

Item 11. Executive Compensation.

Mr. Hiatt is the Partnership's only executive officer, but is an employee of Burlington rather than the Partnership. In addition, services are provided to the Partnership by officers of Burlington, including Mr. Francis who acts in the capacity as Chief Financial Officer of the Partnership.  Under the terms of its Agreement of Limited Partnership, the Partnership is not allowed to provide any compensation to these executive officers or to reimburse AFCA 2 or Burlington for any compensation paid by Burlington to these officers.  As a result, we do not pay compensation of any nature to the persons who effectively act as our executive officers, including Mark Hiatt, our Chief Executive Officer and Timothy Francis, our Chief Financial Officer.  Accordingly, no tabular disclosures regarding executive compensation, compensation discussion and analysis, compensation committee report or information regarding compensation committee interlocks is being provided in this Form 10-K.

The Board of Managers of Burlington effectively acts as the Partnership's board of directors.  Although Burlington is not a public company and its securities are not listed on any stock market or otherwise publicly traded, its Board of Managers is constituted in a manner that complies with rules of the Securities and Exchange Commission and the NASDAQ Stock Market related to public companies with securities listed on the NASDAQ Global Market in order for the Company and its BUCs to comply with these rules.  Among other things, a majority of the Board of Managers of Burlington consists of managers who meet the definitions of independence under the rules of the SEC and the NASDAQ Stock Market.  These independent managers are Patrick J. Jung, Mariann Byerwalter, Martin A. Massengale, Clayton Yeutter, and William S. Carter.  During 2012, the Partnership paid Burlington a total of $226,500 in order to reimburse it for a portion of the fees it pays to these five independent managers.  We did not pay any other compensation of any nature to any of the managers of Burlington or reimburse Burlington for any other amounts representing compensation to its Board of Managers.

The following table sets forth the total compensation paid to the Managers of Burlington in fiscal 2012 for their services to the Partnership.

Manager Compensation

Name	Total Fees Earned or Paid in Cash ($)
Michael B. Yanney	—
Lisa Y. Roskens	—
Mariann Byerwalter	38,500
Dr. William S. Carter	35,875
Patrick J. Jung	45,500
George H. Krauss	—
Dr. Martin A. Massengale	42,000
Dr. Gail Walling Yanney	—
Clayton K. Yeutter	38,500

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a)  No person is known by the Partnership to own beneficially more than 5% of the Partnership's BUCs.

(b)  Mr. Hiatt is the only executive officer of the Partnership. The other persons constituting management of the Partnership are officers and managers of Burlington.  The following table and notes set forth information with respect to the beneficial ownership of the Partnership's BUCs by Mr. Hiatt and each of the Managers and executive officers of Burlington and by such persons as a group.  Unless otherwise indicated, the information is as of December 31, 2012, and is based upon information furnished to us by such persons.  Unless otherwise noted, all persons listed in the following table have sole voting and investment power over the BUCs they beneficially own and own such BUCs directly.  For purposes of this table, the term “beneficial owner” means any person who, directly or indirectly, has or units the power to vote, or to direct the voting of, a BUC or the power to dispose, or to direct the disposition of, a BUC or has the right to acquire BUCs within 60 days.

Name	Number of BUCs Beneficially Owned	Percent of Class
Michael B. Yanney, Chairman Emeritus and Manager of Burlington	409,710 (1)	1%
Lisa Y. Roskens, Chairman, President, Chief Executive Officer and Manager of Burlington	409,710 (2)	1%
Mark A. Hiatt, Chief Executive Officer of the Partnership	49,135	*
Timothy Francis, Chief Financial Officer of Burlington (4)	500	*
Mariann Byerwalter, Manager of Burlington	—	—
Dr. William S. Carter, Manager of Burlington	—	—
Patrick J. Jung, Manager of Burlington	5,000	*
George H. Krauss, Manager of Burlington	123,872	*
Dr. Martin A. Massengale, Manager of Burlington	1,500	*
Dr. Gail Walling Yanney, Manager of Burlington	409,710 (3)	1%
Clayton K. Yeutter, Manager of Burlington	2,000	*
All current executive officers and Managers of Burlington as a group (11 persons)	591,717	1%
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

Except as described in Note 14 to the Company's Financial Statements filed in response to Item 8 of this report, the Partnership is not a party to any transaction or proposed transaction with AFCA 2, Burlington or with any person who is: (i) a manager or executive officer of Burlington or any general partner of AFCA 2; (ii) a nominee for election as a manager of Burlington; (iii) an owner of more than 5% of the BUCs; or, (iv) a member of the immediate family of any of the foregoing persons.

Item 14.  Principal Accountant Fees and Services.

The Audit Committee of Burlington has engaged Deloitte & Touche LLP as the independent registered public accounting firm for the Company. The Audit Committee regularly reviews and determines whether any non-audit services provided by Deloitte & Touche LLP potentially affects their independence with respect to the Company. The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by Deloitte & Touche LLP. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered, and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management provides annual updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date. During 2012 and 2011, all services performed by Deloitte & Touche LLP, with respect to the Partnership, were pre-approved by the Audit Committee in accordance with this policy.

The following table sets forth the aggregate fees billed by Deloitte & Touche LLP with respect to audit and non-audit services for the Company during the years ended December 31, 2012 and 2011:

	2012	2011
Audit Fees (1)	$349,195	$317,100
Audit-Related Fees (2)	84,380	—
Tax Fees (3)	8,925	15,511
All Other Fees	—	—

(1)
Audit - Includes fees and expenses for professional services rendered for the audit of the Company's annual financial statements and internal control over financial reporting and reviews of the financial statements included in the Company's quarterly reports on Form 10-Q during 2012 and 2011.

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

Item 15.  Exhibits and Financial Statement Schedules.

(a)  The following documents are filed as part of this report:

1.  Financial Statements. The following financial statements of the Company are included in response to Item 8 of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets of the Company as of December 31, 2012 and 2011.

Consolidated Statements of Operations of the Company for the years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Comprehensive Income (Loss) of the Company for the years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Partners' Capital of the Company for the years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Cash Flows of the Company for the years ended December 31, 2012, 2011 and 2010.

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
10.9 Investment Placement Agreement, dated June 15, 2012, between the Company and America First Capital Associates Limited Partnership Two (incorporated by reference herein to Exhibit 10.1 to Form 10-Q (No. 000-24843), filed by the Company on August 8, 2012).
10.10 Investment Placement Agreement, dated June 29, 2012, between the Company and America First Capital Associates Limited Partnership Two (incorporated by reference herein to Exhibit 10.1 to Form 10-Q (No. 000-24843), filed by the Company on November 9, 2012).
10.11 Investment Placement Agreement, dated October 1, 2012, between the Company and America First Capital Associates Limited Partnership Two
23.1  Consent of Deloitte & Touche LLP.

24.1  Powers of Attorney.

31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 The following materials from the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) the  Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) the  Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Partners' Capital for the years ended December 31, 2012, 2011and 2010, (v)the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
By	America First Capital Associates
Limited Partnership Two,
General Partner of the Partnership

By	The Burlington Capital Group LLC,
General Partner of
America First Capital Associates
Limited Partnership Two

Date:	March 8, 2013
By	/s/ Mark A. Hiatt
Mark A. Hiatt
Chief Executive Officer
America First Tax Exempt Investors, L.P.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 8, 2013	By	/s/ Michael B. Yanney*
Michael B. Yanney,
Chairman Emeritus of the Board and
Manager of Burlington Capital Group LLC

Date:	March 8, 2013	By	/s/ Lisa Y. Roskens*
Lisa Y. Roskens
Chairman of the Board, President, Chief Executive Offer and
Manager of Burlington Capital Group LLC

Date:	March 8, 2013	By	/s/ Mark A. Hiatt
Mark A. Hiatt,
Chief Executive Officer of the Registrant
(Principal Executive Officer)

Date:	March 8, 2013	By	/s/ Timothy Francis
Timothy Francis,
Chief Financial Officer of The Burlington Capital Group LLC
(Principal Financial Officer and Principal Accounting Officer)

Date:	March 8, 2013	By	/s/ Mariann Byerwalter*
Mariann Byerwalter,
Manager of The Burlington Capital Group LLC

Date:	March 8, 2013	By	/s/ William S. Carter*
William S. Carter,
Manager of The Burlington Capital Group LLC

Date:	March 8, 2013	By	/s/ Patrick J. Jung*
Patrick J. Jung,
Manager of The Burlington Capital Group LLC

Date:	March 8, 2013	By	/s/ George H. Krauss*
George H. Krauss,
Manager of The Burlington Capital Group LLC

Date:	March 8, 2013	By	/s/ Martin A. Massengale*
Martin A. Massengale,
Manager of The Burlington Capital Group LLC

Date:	March 8, 2013	By	/s/ Gail Walling Yanney*
Gail Walling Yanney,
Manager of The Burlington Capital Group LLC

Date:	March 8, 2013	By	/s/ Clayton K. Yeutter*
Clayton K. Yeutter,
Manager of The Burlington Capital Group LLC

*By Timothy Francis,
Attorney-in-Fact

By /s/ Timothy Francis
Timothy Francis