Form 10-Q
period 2013-03-31
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2013-05-10
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1A	Risk Factors	55
Item 6	Exhibits	55

SIGNATURES	56

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

Other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under the headings “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in Item 1A of Part II of this document.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$13,336,312	$30,172,773
Restricted cash	4,595,649	5,471,522
Interest receivable	10,851,898	8,473,360
Tax-exempt mortgage revenue bonds held in trust, at fair value (Notes 4 & 10)	130,391,760	99,534,082
Tax-exempt mortgage revenue bonds, at fair value (Note 4)	76,467,415	45,703,294
Public housing capital fund trusts, at fair value (Note 5)	64,613,713	65,389,298
Mortgage-backed securities, at fair value (Note 6)	34,115,328	32,121,412
Real estate assets: (Note 7)
Land	11,221,298	11,202,876
Buildings and improvements	96,004,727	93,615,479
Real estate assets before accumulated depreciation	107,226,025	104,818,355
Accumulated depreciation	(20,519,236)	(19,330,063)
Net real estate assets	86,706,789	85,488,292
Other assets (Note 8)	11,004,379	8,216,295
Assets of discontinued operations (Note 9)	9,963,239	32,580,427
Total Assets	$442,046,482	$413,150,755

Liabilities
Accounts payable, accrued expenses and other liabilities	$5,445,866	$5,013,947
Distribution payable	5,400,621	5,566,908
Debt financing (Note 10)	194,267,900	177,948,000
Mortgages payable (Note 11)	46,558,021	39,119,507
Liabilities of discontinued operations (Note 9)	115,668	1,531,462
Total Liabilities	251,788,076	229,179,824

Commitments and Contingencies (Note 16)

Partners' Capital
General Partner (Note 2)	69,728	(430,087)
Beneficial Unit Certificate holders	214,252,021	207,383,087
Unallocated deficit of Consolidated VIEs	(25,276,767)	(25,035,808)
Total Partners' Capital	189,044,982	181,917,192
Noncontrolling interest (Note 7)	1,213,424	2,053,739
Total Capital	190,258,406	183,970,931
Total Liabilities and Partners' Capital	$442,046,482	$413,150,755

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended,
	March 31, 2013	March 31, 2012
Revenues:
Property revenues	$3,732,807	$2,960,400
Investment income	7,716,617	2,371,404
Other interest income	1,244,985	39,345
Other income	250,000	—
Total revenues	12,944,409	5,371,149
Expenses:
Real estate operating (exclusive of items shown below)	2,057,036	1,615,376
Provision for loss on receivables	238,175	238,175
Depreciation and amortization	1,581,376	1,063,767
Interest	1,536,273	1,268,816
General and administrative	970,491	650,579
Total expenses	6,383,351	4,836,713
Income from continuing operations	6,561,058	534,436
Income from discontinued operations (including gain on sale of MF Properties of $1,775,527 in 2013)	1,933,019	235,148
Net income	8,494,077	769,584
Net income attributable to noncontrolling interest	172,651	139,152
Net income - America First Tax Exempt Investors, L.P.	$8,321,426	$630,432

Net income (loss) allocated to:
General Partner	$511,751	$8,703
Limited Partners - Unitholders	8,050,634	861,588
Unallocated loss of Consolidated Property VIEs	(240,959)	(239,859)
Noncontrolling interest	172,651	139,152
	$8,494,077	$769,584
Unitholders' interest in net income per unit (basic and diluted):
Income from continuing operations	$0.15	$0.03
Income from discontinued operations	0.04	—
Net income, basic and diluted, per unit	$0.19	$0.03
Weighted average number of units outstanding, basic and diluted	42,772,928	30,122,928

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For Three Months Ended March 31,
	2013	2012
Net income	$8,494,077	$769,584
Unrealized gain on securities	2,800,619	2,847,607
Comprehensive income - America First Tax Exempt Investors, L.P.	$11,294,696	$3,617,191

Comprehensive income (loss) allocated to:
General Partner	539,757	37,179
Limited Partners - Unitholders	$10,823,247	$3,680,719
Unallocated loss of Consolidated Property VIEs	$(240,959)	$(239,859)
Noncontrolling interest	$172,651	$139,152
Comprehensive income - America First Tax Exempt Investors, L.P.	$11,294,696	$3,617,191

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2013 and 2012
(UNAUDITED)

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non- controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$(430,087)	42,772,928	$207,383,087	$(25,035,808)	$2,053,739	$183,970,931	$7,161,381
Deconsolidation of Ohio Properties	14,064		1,392,303	—	(1,012,966)	393,401	1,406,367
Distributions paid or accrued	(54,006)		(5,346,616)	—	—	(5,400,622)	—
Net income (loss)	511,751		8,050,634	(240,959)	172,651	8,494,077	—
Unrealized gain on securities	28,006		2,772,613	—	—	2,800,619	2,800,619
Balance at March 31, 2013	$69,728	42,772,928	$214,252,021	$(25,276,767)	$1,213,424	$190,258,406	$11,368,367

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non- controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2012	$(354,006)	30,122,928	$154,911,228	$(23,512,962)	$544,785	$131,589,045	$95,894
Noncontrolling interest contribution	—		—	—	4,037	4,037	—
Distributions paid or accrued	(38,034)		(3,765,366)	—	—	(3,803,400)	—
Net income (loss)	8,703		861,588	(239,859)	139,152	769,584	—
Unrealized gain on securities	28,476		2,819,131	—	—	2,847,607	2,847,607
Balance at March 31, 2012	$(354,861)	30,122,928	$154,826,581	$(23,752,821)	$687,974	$131,406,873	$2,943,501

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For Three Months Ended,
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net income	$8,494,077	$769,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,585,605	1,511,315
Provision for loss from receivables	238,175	238,175
Non-cash loss on derivatives	104,658	329,340
Bond discount and premium amortization and accretion	(83,638)	(105,140)
Gain on the sale of the Ohio Properties	(1,775,527)	—
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(2,616,713)	(1,526,134)
(Increase) decrease in other assets	(652,147)	13,550
Decrease in accounts payable and accrued expenses	(2,248,190)	(449,445)
Net cash provided operating activities	3,046,300	781,245
Cash flows from investing activities:
Capital expenditures	(1,645,272)	(1,823,562)
Acquisition of tax-exempt mortgage revenue bonds	(38,400,000)	—
Proceeds from the sale of Ohio Properties	16,195,000	—
Investment in the Ohio Properties' bonds	(18,313,000)	—
Cash received from taxable loans receivable - Ohio Properties	4,064,089	—
Acquisition of mortgage-backed securities	(2,557,373)	—
Acquisition of taxable bonds	(804,000)	—
Decrease in restricted cash	137,443	225,705
Restricted cash - debt collateral released (paid)	644,833	650,833
Change in restricted cash - Greens Property sale	2,097,691	—
Principal payments received on tax-exempt and taxable mortgage revenue bonds	684,763	71,317
Net cash used by investing activities	(37,895,826)	(875,707)
Cash flows from financing activities:
Distributions paid	(5,566,909)	(3,911,340)
Proceeds from debt financing	16,705,000	1,673,579
Principal borrowings on mortgages payable	7,500,000	—
Principal payments on debt and mortgage financing	(562,486)	(186,302)
Decrease in liabilities related to restricted cash	(137,443)	(225,705)
Debt financing costs	(32,942)	(34,188)
Sale of LP Interests	—	4,037
Net cash provided (used) by financing activities	17,905,220	(2,679,919)
Net decrease in cash and cash equivalents	(16,944,306)	(2,774,381)
Cash and cash equivalents at beginning of period, including cash and cash equivalents of discontinued operations of $158,727 and $126,572, respectively	30,331,500	20,213,413
Cash and cash equivalents at end of period, including cash and cash equivalents of discontinued operations of $50,882 and $24,632, respectively	$13,387,194	$17,439,032

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,286,483	$881,291
Distributions declared but not paid	$5,400,622	$3,803,400
Supplemental disclosure of non cash activities:
Cash borrowed for financing costs	$115,900	$—
Capital expenditures financed through accounts and notes payable	$2,006,159	$42,929
Deconsolidation of the Ohio Properties - noncontrolling interest	$1,012,966	$—
Taxable loans receivable - Ohio Properties	$1,236,236	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
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

The "Company" refers to the consolidated financial statements reported in this Form 10-Q which include the assets, liabilities, and results of operations of the Partnership, its Consolidated Subsidiaries (defined below) and three entities in which the Partnership does not hold an ownership interest but which own multifamily apartment properties financed with tax-exempt mortgage revenue bonds held by the Partnership and which are treated as variable interest entities ("VIEs") of which the Partnership has been determined to be the primary beneficiary (the “Consolidated VIEs”). The Consolidated Subsidiaries of the Partnership consist of:

•
ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to hold tax-exempt mortgage revenue bonds in order to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing with Freddie Mac (Note 10).

•	Seven multifamily apartments ("MF Properties") which are either wholly or majority owned by subsidiaries of the Partnership.

•	One apartment property, the Greens of Pine Glen ("Greens Property")which is reported as discontinued operations (Note 9).

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The accompanying interim unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. These condensed consolidated financial statements and notes have been prepared consistently with the 2012 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2013, and the results of operations for the interim periods presented have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

2.  Partnership Income, Expenses and Cash Distributions

The Agreement of Limited Partnership of the Partnership contains provisions for the distribution of Net Interest Income, Net Residual Proceeds and Liquidation Proceeds, for the allocation of income or loss from operations and for the allocation of income and loss arising from a repayment, sale, or liquidation of investments.  Income and losses will be allocated to each unitholder on a periodic basis, as determined by the General Partner, based on the number of BUCs held by each unitholder as of the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each unitholder of record on the last day of each distribution period based on the number of BUCs held by each unitholder as of such date. For purposes of the Agreement of Limited Partnership, cash distributions, if any, received by the Partnership from its indirect interest in MF Properties (Note 7) will be included in the Partnership’s Interest Income and cash distributions received by the Partnership from the sale of such properties will be included in the Partnership Residual Proceeds.

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

In June 2010, the Company completed a sales transaction whereby four of the MF Properties, Crescent Village, Post Woods (I and II), and Willow Bend apartments in Ohio (the “Ohio Properties”), were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity and in October 2011, the three limited partnerships that own the Ohio Properties admitted two entities that are affiliates of Boston Capital ("BC Partners") as new limited partners as part of a syndication of LIHTCs. The BC Partners agreed to contribute equity to these limited partnerships, subject to the Ohio Properties meeting certain debt service coverage ratios specified in the applicable limited partnership agreements. The Company acquired 100% of the $18.3 million tax-exempt mortgage revenue bonds issued by the Ohio Housing Finance Agency as part of a plan of financing for the acquisition and rehabilitation of the Ohio Properties. The tax-exempt mortgage revenue bonds secured by the Ohio Properties were acquired by the Company at par and consisted of two series. The Series A bond had a par value of $14.7 million and bears interest at an annual rate of 7.0%. The Series B bond had a par value of $3.6 million and bears interest at an annual interest rate of 10.0%. Both series of bonds mature in June 2050. The BC Partners agreed to contribute equity to these limited partnerships, subject to the Ohio Properties meeting certain debt service coverage ratios specified in the applicable limited partnership agreements. As such, there was not sufficient equity invested at closing by the not-for-profit or BC Partners into the Ohio Properties to allow the Company to recognize a real estate sale.

During the first quarter of 2013, BC Partners contributed $6.5 million of capital into the Ohio Properties which was sufficient to allow the Company to recognize the sale pursuant to the accounting guidance. The Company determined that the approximate $1.8 million gain from the sale of the Ohio Properties was Tier 2 income in 2010, the year in which the Ohio Properties were sold to the unaffiliated not-for-profit. As such, 25% of that gain was distributed to AFCA 2 in 2010 and there was no Tier 2 income reported for the first quarter of 2013.

The deposit method of accounting for real estate sales required both the deferral of the gain from the real estate sale and also did not allow recognition of the tax-exempt interest payments by the Ohio Properties to the Company between June 2010 and the date of the equity contribution by BC Partners. In conjunction with the recognition of the real estate sale, approximately $3.5 million of tax-exempt interest has been recognized within investment income in the first quarter of 2013 which represents the tax-exempt interest payments received from the Ohio Properties between June 2010 and December 2012. In addition, the Partnership reported approximately $1.1 million in taxable note interest income and $250,000 guarantee fee from the general partner of the Ohio Properties during the first quarter of 2013 (Note 9). The deposit method of accounting also deferred the recognition of the sale of the the Ohio Properties and the purchase of the tax-exempt mortgage bonds they secure in the consolidated statement of cash flows. As such, these transactions are being recognized in the consolidated statement of cash flows in the first quarter of 2013.

3.  Variable Interest Entities

The Partnership invests in federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  The Partnership owns 100% of these bonds and each bond is secured by a first mortgage on the property.  In certain cases, the Partnership has also made taxable loans to the property owners which are secured by second mortgages on these properties.  Although each multifamily property financed with tax-exempt mortgage revenue bonds held by the Partnership is owned by a separate entity in which the Partnership has no equity ownership interest, the debt financing provided by the Partnership creates a variable interest in these ownership entities that may require the Partnership to report the assets, liabilities, and results of operations of these entities on a consolidated basis under GAAP.

The Partnership determined that five of the entities financed by tax-exempt mortgage revenue bonds owned by the Partnership are held by VIEs as of March 31, 2013 and December 31, 2012.  These VIEs are Ashley Square, Bent Tree, Cross Creek, Fairmont Oaks, and Lake Forest. At December 31, 2012, the Partnership also determined that the Exchange Accommodation Titleholder ("EAT (Maples on 97th)") was also a VIE based on the Qualified Exchange Accommodation Agreement and Master Lease Agreement between the Partnership and EAT (Maples on 97th).

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

Consolidated VIEs

The Partnership determined it is the primary beneficiary of the following properties at March 31, 2013: Bent Tree, Fairmont Oaks, and Lake Forest. The capital structure of Bent Tree, Fairmont Oaks, and Lake Forest consists of senior debt, subordinated debt, and equity capital.  The senior debt is in the form of a tax-exempt mortgage revenue bonds and accounts for the majority of each VIE's total capital. As the bondholder, the Partnership is entitled to principal and interest payments and has certain protective rights as established by the bond documents.  The equity ownership of the consolidated VIEs is ultimately held by corporations which are owned by four individuals, two of which are related parties.  Additionally, each of these properties is managed by an affiliate of the Partnership, America First Properties Management Company, LLC (“Properties Management”) which is an affiliate of Burlington Capital Group, LLC ("Burlington").

In August 2012, the EAT (Maples on 97th), a wholly-owned subsidiary of a Title Company which owned a multi-family property located in Omaha, Nebraska, executed a Master Lease Agreement and Construction Management Agreement with the Partnership. These two agreements gave the Partnership the rights and obligations to manage this property as well as the rehabilitation during the six month hold period which contractually ended in February 2013. The Partnership determined that it was the primary beneficiary of the EAT (Maples on 97th) and consolidated the EAT as a VIE as of December 31, 2012. Based on the terms of the Master Lease Agreement, the Partnership reported the rental income and related real estate operating expenses for the Maples on 97th property during the six month holding period as an MF Property since it had all the rights and obligations of landlord for the property. In February 2013, title to the Maples on 97th property transferred to the Partnership from the EAT (Maples on 97th) and the property is reported as an MF Property in the consolidated balance sheet as of March 31, 2013.

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

The following table presents information regarding the carrying value and classification of the assets held by the Partnership as of March 31, 2013, which constitute a variable interest in Ashley Square and Cross Creek.

	Balance Sheet Classification	Carrying Value	Maximum Exposure to Loss
Ashley Square Apartments
Tax Exempt Mortgage Revenue Bond	Bond Investment	$5,583,342	$5,248,000
Property Loan	Other Asset	1,298,000	6,671,364
		$6,881,342	$11,919,364
Cross Creek Apartments
Tax Exempt Mortgage Revenue Bond	Bond Investment	$8,167,064	$6,014,381
Property Loans	Other Asset	3,448,615	3,448,615
		$11,615,679	$9,462,996

The tax-exempt mortgage revenue bonds are classified on the balance sheet as available for sale investments and are carried at fair value while property loans are presented on the balance sheet as Other assets and are carried at the unpaid principal and interest less any loan loss reserves.  See Note 4 for additional information regarding the bonds and Note 8 for additional information regarding the property loans.  The maximum exposure to loss for the bonds is equal to the unpaid principal balance as of March 31, 2013.  The difference between the tax-exempt mortgage revenue bond's carrying value and the maximum exposure to loss is a function of the fair value of the bond.  The difference between the property loan's carrying value and the maximum exposure is the value of loan loss reserves that have been previously recorded against the outstanding loan balances.

The following tables present the effects of the consolidation of the Consolidated VIEs on the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

Condensed Consolidating Balance Sheets as of March 31, 2013 and December 31, 2012:

	Partnership as of March 31, 2013	Consolidated VIEs as of March 31, 2013	Consolidation - Elimination as of March 31, 2013	Total as of March 31, 2013
Assets
Cash and cash equivalents	$13,312,928	$23,384	$—	$13,336,312
Restricted cash	3,690,160	905,489	—	4,595,649
Interest receivable	16,837,415	—	(5,985,517)	10,851,898
Tax-exempt mortgage revenue bonds held in trust, at fair value	155,347,034	—	(24,955,274)	130,391,760
Tax-exempt mortgage revenue bonds, at fair value	76,467,415	—	—	76,467,415
Public housing capital fund trusts, at fair value	64,613,713	—	—	64,613,713
Mortgage-backed securities, at fair value	34,115,328	—	—	34,115,328
Real estate assets:
Land	7,971,254	3,250,044	—	11,221,298
Buildings and improvements	64,014,909	31,989,818	—	96,004,727
Real estate assets before accumulated depreciation	71,986,163	35,239,862	—	107,226,025
Accumulated depreciation	(6,450,506)	(14,068,730)	—	(20,519,236)
Net real estate assets	65,535,657	21,171,132	—	86,706,789
Other assets	19,850,322	735,448	(9,581,391)	11,004,379
Assets of discontinued operations	9,963,239	—	—	9,963,239
Total Assets	$459,733,211	$22,835,453	$(40,522,182)	$442,046,482

Liabilities
Accounts payable, accrued expenses and other liabilities	$4,558,345	$27,214,033	$(26,326,512)	$5,445,866
Distribution payable	5,400,621	—	—	5,400,621
Debt financing	194,267,900	—	—	194,267,900
Mortgages payable	46,558,021	24,092,000	(24,092,000)	46,558,021
Liabilities of discontinued operations	115,668	—	—	115,668
Total Liabilities	250,900,555	51,306,033	(50,418,512)	251,788,076
Partners' Capital
General Partner	69,728	—	—	69,728
Beneficial Unit Certificate holders	207,549,504	—	6,702,517	214,252,021
Unallocated deficit of Consolidated VIEs	—	(28,470,580)	3,193,813	(25,276,767)
Total Partners' Capital	207,619,232	(28,470,580)	9,896,330	189,044,982
Noncontrolling interest	1,213,424	—	—	1,213,424
Total Capital	208,832,656	(28,470,580)	9,896,330	190,258,406
Total Liabilities and Partners' Capital	$459,733,211	$22,835,453	$(40,522,182)	$442,046,482

	Partnership as of December 31, 2012	Consolidated VIEs as of December 31, 2012	Consolidation -Elimination as of December 31, 2012	Total as of December 31, 2012
Assets
Cash and cash equivalents	$30,123,447	$49,326	$—	$30,172,773
Restricted cash	4,538,071	933,451	—	5,471,522
Interest receivable	14,131,063	—	(5,657,703)	8,473,360
Tax-exempt mortgage revenue bonds held in trust, at fair value	124,149,600	—	(24,615,518)	99,534,082
Tax-exempt mortgage revenue bonds, at fair value	45,703,294	—	—	45,703,294
Public housing capital fund trusts, at fair value	65,389,298	—	—	65,389,298
Mortgage-backed securities, at fair value	32,121,412	—	—	32,121,412
Real estate assets:
Land	6,798,407	4,404,469	—	11,202,876
Buildings and improvements	55,776,753	37,838,726	—	93,615,479
Real estate assets before accumulated depreciation	62,575,160	42,243,195	—	104,818,355
Accumulated depreciation	(5,458,961)	(13,871,102)	—	(19,330,063)
Net real estate assets	57,116,199	28,372,093	—	85,488,292
Other assets	22,923,356	852,321	(15,559,382)	8,216,295
Assets of discontinued operations	32,580,427	—	—	32,580,427
Total Assets	$428,776,167	$30,207,191	$(45,832,603)	$413,150,755

Liabilities
Accounts payable, accrued expenses and other liabilities	$2,330,852	$28,529,405	$(25,846,310)	$5,013,947
Distribution payable	5,566,908	—	—	5,566,908
Debt financing	177,948,000	—	—	177,948,000
Mortgages payable	39,119,507	24,158,000	(24,158,000)	39,119,507
Liabilities of discontinued operations	1,531,462	—	—	1,531,462
Total Liabilities	226,496,729	52,687,405	(50,004,310)	229,179,824
Partners' Capital
General Partner	(430,087)	—	—	(430,087)
Beneficial Unit Certificate holders	200,655,786	—	6,727,301	207,383,087
Unallocated deficit of Consolidated VIEs	—	(22,480,214)	(2,555,594)	(25,035,808)
Total Partners' Capital	200,225,699	(22,480,214)	4,171,707	181,917,192
Noncontrolling interest	2,053,739	—	—	2,053,739
Total Capital	202,279,438	(22,480,214)	4,171,707	183,970,931
Total Liabilities and Partners' Capital	$428,776,167	$30,207,191	$(45,832,603)	$413,150,755

Condensed Consolidating Statements of Operations for the three months ended March 31, 2013 and 2012:

	Partnership For the Three Months Ended March 31, 2013	Consolidated VIEs For the Three Months Ended March 31, 2013	Consolidation - Elimination For the Three Months Ended March 31, 2013	Total For the Three Months Ended March 31, 2013
Revenues:
Property revenues	$2,519,738	$1,213,069	$—	$3,732,807
Investment income	8,094,326	—	(377,709)	7,716,617
Other interest income	1,244,985	—	—	1,244,985
Other income	250,000	—	—	250,000
Total revenues	12,109,049	1,213,069	(377,709)	12,944,409
Expenses:
Real estate operating (exclusive of items shown below)	1,323,634	733,402	—	2,057,036
Provision for loss on receivables	238,175	—	—	238,175
Depreciation and amortization	1,238,459	353,736	(10,819)	1,581,376
Interest	1,536,273	819,163	(819,163)	1,536,273
General and administrative	970,491	—	—	970,491
Total expenses	5,307,032	1,906,301	(829,982)	6,383,351
Income (loss) from continuing operations	6,802,017	(693,232)	452,273	6,561,058
Income from discontinued operations (including gain on sale of MF Properties of $1,775,527 in 2013)	1,933,019	—	—	1,933,019
Net income (loss)	8,735,036	(693,232)	452,273	8,494,077
Net income attributable to noncontrolling interest	172,651	—	—	172,651
Net income (loss) - America First Tax Exempt Investors, L. P.	$8,562,385	$(693,232)	$452,273	$8,321,426

	Partnership For the Three Months Ended March 31, 2012	Consolidated VIEs For the Three Months Ended March 31, 2012	Consolidation - Elimination For the Three Months Ended March 31, 2012	Total For the Three Months Ended March 31, 2012
Revenues:
Property revenues	$1,765,491	$1,194,909	$—	$2,960,400
Investment income	2,753,077	—	(381,673)	2,371,404
Other interest income	39,345	—	—	39,345
Total revenues	4,557,913	1,194,909	(381,673)	5,371,149
Expenses:
Real estate operating (exclusive of items shown below)	907,335	708,041	—	1,615,376
Provision for loss on receivables	238,175	—	—	238,175
Depreciation and amortization	718,713	355,986	(10,932)	1,063,767
Interest	1,268,816	799,142	(799,142)	1,268,816
General and administrative	650,579	—	—	650,579
Total expenses	3,783,618	1,863,169	(810,074)	4,836,713
Income (loss) from continuing operations	774,295	(668,260)	428,401	534,436
Income from discontinued operations	235,148	—	—	235,148
Net income (loss)	1,009,443	(668,260)	428,401	769,584
Net income attributable to noncontrolling interest	139,152	—	—	139,152
Net income (loss) - America First Tax Exempt Investors, L. P.	$870,291	$(668,260)	$428,401	$630,432

4.  Investments in Tax-Exempt Bonds

The tax-exempt mortgage revenue bonds owned by the Company have been issued to provide construction and/or permanent financing of multifamily residential properties and do not include the tax-exempt mortgage revenue bonds issued with respect to properties owned by Consolidated VIEs or the Greens Property which is presented as a discontinued operation at March 31, 2013 and December 31, 2012. In addition, at December 31, 2012, the bonds secured by the Ohio Properties were not included as tax-exempt mortgage revenue bonds but were presented as part of discontinued operations (Note 2 and Note 9). Tax-exempt mortgage revenue bonds are either held directly by the Company or are held in trusts created in connection with debt financing transactions (Note 10). The Company had the following investments in tax-exempt mortgage revenue bonds as of dates shown:

	March 31, 2013
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Arbors at Hickory Ridge (2)	$11,580,166	$1,226,315	$—	$12,806,481
Ashley Square (1)	5,248,000	335,342	—	5,583,342
Autumn Pines (2)	12,227,249	1,390,673	—	13,617,922
Bella Vista (1)	6,600,000	141,570	—	6,741,570
Bridle Ridge (1)	7,740,000	273,377	—	8,013,377
Brookstone (1)	7,456,317	1,655,477	—	9,111,794
Cross Creek (1)	6,014,381	2,152,683	—	8,167,064
Lost Creek (1)	16,018,015	3,835,262	—	19,853,277
Ohio Bonds A Bonds (1)	14,561,000	1,328,300	—	15,889,300
Runnymede (1)	10,605,000	851,157	—	11,456,157
Southpark (1)	11,924,697	2,767,047	—	14,691,744
Woodlynn Village (1)	4,460,000	—	(268)	4,459,732
Tax-exempt mortgage revenue bonds held in trust	$114,434,825	$15,957,203	$(268)	$130,391,760

	March 31, 2013
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Avistar on the Boulevard	$16,976,000	190,396	—	$17,166,396
Avistar at Chase Hill	10,965,000	121,539	—	11,086,539
Avistar at the Crest	10,459,000	—	(100,011)	10,358,989
Iona Lakes	15,535,000	651,851	—	16,186,851
Ohio B Bonds	3,590,600	316,027	—	3,906,627
Vantage at Judson	6,049,000	131,747	—	6,180,747
Woodland Park	15,662,000	—	(4,080,734)	11,581,266
Tax-exempt mortgage revenue bonds	$79,236,600	$1,411,560	$(4,180,745)	$76,467,415

(1) Bonds owned by ATAX TEBS I, LLC, Note 10
(2) Bond held by Deutsche Bank in a secured financing transaction, Note 10

	December 31, 2012
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gains	Unrealized Loss	Estimated Fair Value
Ashley Square (1)	$5,260,000	$246,981	$—	$5,506,981
Autumn Pines (2)	12,217,004	953,024	—	13,170,028
Bella Vista (1)	6,600,000	93,324	—	6,693,324
Bridle Ridge (1)	7,765,000	108,632	—	7,873,632
Brookstone (1)	7,453,246	1,459,408	—	8,912,654
Cross Creek (1)	6,004,424	1,994,911	—	7,999,335
Lost Creek (1)	15,987,744	3,467,182	—	19,454,926
Runnymede (1)	10,605,000	491,330	—	11,096,330
Southpark (1)	11,904,968	2,462,350	—	14,367,318
Woodlynn Village (1)	4,460,000	—	(446)	4,459,554
Tax-exempt mortgage revenue bonds held in trust	$88,257,386	$11,277,142	$(446)	$99,534,082

	December 31, 2012
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Arbors at Hickory Ridge	$11,581,485	$610,785	$—	$12,192,270
Iona Lakes	15,535,000	554,910	—	16,089,910
Vantage at Judson	6,049,000	—	(847)	6,048,153
Woodland Park	15,662,000	—	(4,289,039)	11,372,961
Tax-exempt mortgage revenue bonds	$48,827,485	$1,165,695	$(4,289,886)	$45,703,294

(1) Bonds owned by ATAX TEBS I, LLC, Note 10
(2) Bond held by Deutsche Bank in a secured financing transaction, Note 10

During the first quarter of 2013, the BC Partners contributed $6.5 million of capital into the Ohio Properties which allowed the Company to recognize a sale of the discontinued operations (Note 9). As such, the Partnership is reporting the approximate $19.8 million fair market value of the tax-exempt mortgage bonds related to these Ohio Properties as assets for the first time as of March 31, 2013.

In February 2013, the Partnership acquired six tax-exempt bonds secured by three properties located in San Antonio, Texas. The bond purchases are as follows: approximately $13.8 million par value Series A and approximately $3.2 million par value Series B tax-exempt mortgage revenue bonds secured by the Avistar on the Boulevard, a 344 unit multifamily apartment complex; approximately $9.0 million Series A and approximately $2.0 million Series B tax-exempt mortgage revenue bonds secured by the Avistar at Chase Hill, a 232 unit multifamily apartment complex; and approximately $8.8 million Series A and approximately $1.7 million Series B tax-exempt mortgage revenue bonds secured by Avistar at the Crest, a 200 unit multifamily apartment complex. The three Series A tax-exempt mortgage revenue bonds each carry an annual interest rate of 6.0% and mature on March 1, 2050. The three Series B tax-exempt mortgage revenue bonds each carry a cash interest rate of 9.0% and mature on April 1, 2050. The Partnership also acquired approximately $804,000 of taxable bonds which also carry a base interest rate of 9.0% and mature on April 1, 2050. The Company has determined that the entity which owns the three Avistar properties is an unrelated not-for-profit which under the accounting guidance is not subject to applying the VIE consolidation guidance. As a result, the properties' financial statements are not consolidated into the consolidated financial statements of the Company.

In December 2012, the Partnership purchased a $6,049,000 subordinate tax-exempt mortgage revenue bond and a $934,000 subordinate taxable bond both secured by the Vantage at Judson apartments. This property is located in San Antonio, Texas and is currently under construction. Both bonds mature on February 1, 2053 and carry an annual cash interest rate of 9.0% plus allow for an additional 3.0% of interest calculated on the property's cash flows after debt service. The Vantage at Judson apartments has a construction loan with an unrelated bank and the Partnership's bonds are second lien borrowings to that construction loan. The property will have 288 units when construction is completed in the spring of 2014. The Company has determined that the entity which owns Vantage at Judson apartments is an unrelated not-for-profit which under the accounting guidance is not subject to applying the VIE consolidation guidance. As a result, the property's financial statements are not consolidated into the consolidated financial statements of the Company.

Under the terms of a Forward Delivery Bond Purchase Agreement, the Partnership has agreed to purchase a new tax-exempt mortgage revenue bond of up to $26,687,000 (“Series B Bonds”) secured by the Vantage at Judson apartments which will be delivered by the tax-exempt mortgage revenue bond issuer once the property meets specific obligations and occupancy rates. The Series B Bonds will have a stated annual interest rate of 6.0% and bond proceeds must be used to pay off the construction loan to the Bank and all or a portion of the $6,049,000 subordinate tax-exempt mortgage revenue bond. If the property does not meet its specific obligations and required occupancy rate before January 1, 2015, the Partnership has the right to terminate the purchase commitment. The Partnership accounts for the Bond Purchase Agreement as an available-for-sale security and, as such, records the estimated value of the forward purchase commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.  As of March 31, 2013, the Partnership has concluded there is no material value to the forward purchase commitment.

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

In October 2012, the Company acquired 100% of the $9.5 million tax-exempt mortgage revenue bonds issued by the North Carolina Housing Finance Agency as part of a plan of financing for the acquisition and rehabilitation of the Greens Property. The tax-exempt mortgage revenue bonds secured by the Greens Property were acquired by the Company at par and consisted of two series. The Series A bond has a par value of approximately $8.5 million and bears interest at an annual rate of 6.5%. The Series B bond has a par value of approximately $1.0 million and bears interest at an annual interest rate of 12.0%. Both series of bonds mature on October 1, 2047. In connection with the bond financing transaction, ownership of the Greens Property was conveyed by the Company to a new ownership entity controlled by an unaffiliated not-for-profit entity. However, because the new ownership entity did not have sufficient equity capital at the time of purchase and the property operations are the sole source of debt service on the Company's bonds, the Company is required to continue to account for the Greens Property as if it is the owner of real estate rather than as a secured lender. As such, the Company continues to report the results from the Greens Property as discontinued operations in its financial statements as of March 31, 2013 which, among other things, results in the elimination of the bonds in consolidation (Note 9).

Valuation - As all of the Company’s investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  Due to the limited market for the tax-exempt mortgage revenue bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the bonds.  There is no active trading market for the bonds and price quotes for the bonds are not generally available.  As of March 31, 2013, all of the Company’s tax-exempt mortgage revenue bonds were valued using discounted cash flow and yield to maturity analyses performed by management.  Management’s valuation encompasses judgment in its application.  The key assumption in management’s yield to maturity analysis is the range of effective yields on the individual bonds.  The effective yield analysis for each bond considers the current market yield on similar bonds as well as the debt service coverage ratio of each underlying property serving as collateral for the bond. At March 31, 2013, the range of effective yields on the individual bonds was 5.5% to 8.3%.  At December 31, 2012, the range of effective yields on the individual bonds was 5.7% to 8.4%. Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these bonds.  Assuming a 10% adverse change in the key assumption, the effective yields on the individual bonds would increase to a range of 6.0% to 9.1% and would result in additional unrealized losses on the bond portfolio of approximately $15.5 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  Pricing services, broker quotes and management’s analyses provide indicative pricing only.

Unrealized gains or losses on these tax-exempt mortgage revenue bonds are recorded in accumulated other comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. As of March 31, 2013, the Woodland Park bond investment has been in an unrealized loss position for greater than twelve months.  The Company reviewed this mortgage revenue bond for impairment and determined there was no other than temporary impairment.

The Partnership, as sole bondholder, previously directed the bond trustee to file a foreclosure action on the Woodland Park tax-exempt mortgage revenue bond. On February 28, 2013, the court granted Summary Judgment in the bond trustee's favor confirming that the tax-exempt mortgage bond is senior to mechanic's liens filed on the property. Subsequently, the court ordered a sale of the Woodland Park property and on April 23, 2013, the Partnership made a bid to purchase the property for the amount of the outstanding principal and interest it is owed which was the winning bid. The Partnership's Motion of Confirmation was approved by the court on May 2, 2013. The bond trustee assigned its right to the property to the Partnership on May 8, 2013 and the Partnership expects to receive and record the Sheriff's deed conveying title to a wholly-owned subsidiary of the Partnership within the next seven days. Upon receipt of the Sheriff's deed, the Partnership will have the option of (i) requesting the bond issuer to remove the Land Use Restriction Agreement (LURA) on the property and thereby be free to convert it to 100% market-rate rents or (ii) allow the LURA to remaining in place, maintaining the property as a rent restricted property, and seek to place new tax-exempt financing on the property and acquire the bonds. The Partnership is still assessing its long-term strategy for this property.

As of December 31, 2012, the property had 211 units leased out of total available units of 236, or 89% physical occupancy. As of March 31, 2013, occupancy had decreased to 208 units leased, or 88% physical occupancy. America First Properties Management Company, LLC, an affiliate of AFCA 2, provides management for this property. Measures have been implemented that we believe will increase the physical occupancy of this property at approximately 89% in 2013, which will ensure that net operating income is in line with what had been projected for 2013 in the most recent evaluation for other than temporary impairment. Based on this evaluation, the current unrealized loss on this bond is considered to be temporary.

5. Public Housing Capital Fund Trust Certificates

In July 2012, the Company purchased 100% of the residual participation receipts (“LIFERs”) in tender option bond trusts (“PHC TOB Trusts”) for approximately $16 million. The PHC TOB Trusts own approximately $65.3 million of Public Housing Capital Fund Certificates (“PHC Certificates”) issued by three trusts ("PHC Trusts") sponsored by Deutsche Bank ("DB"). The assets held by the PHC Trusts consist of custodial receipts evidencing loans made to a number of local public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by the United States Department of Housing and Urban Development (“HUD”) under HUD's Capital Fund Program established under Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”). The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities' respective obligations to pay principal and interest on their loans. The loans payable by the public housing authorities are not debts, nor guaranteed by the United States of America or HUD. Interest payable on the public housing authority debt held by the PHC Trusts is exempt from federal income taxes. The PHC Certificates issued by each of the PHC Trusts have been rated investment grade by Standard & Poor's.
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

The Company had the following investments in the PHC Certificates on March 31, 2013:

Description of Public Housing Capital Fund Trust Certificates	Cost adjusted for amortization of premium and discounts	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Public Housing Capital Fund Trust I	$28,084,264	$—	$(286,080)	$27,798,184
Public Housing Capital Fund Trust II	17,453,830	—	(458,374)	16,995,456
Public Housing Capital Fund Trust III	20,405,410	—	(585,337)	19,820,073
	$65,943,504	$—	$(1,329,791)	$64,613,713

The Company had the following investments in the PHC Certificates on December 31, 2012:

Description of Public Housing Capital Fund Trust Certificates	Cost adjusted for amortization of premium and discounts	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Public Housing Capital Fund Trust Certificate I	$28,119,176	$—	$(48,477)	$28,070,699
Public Housing Capital Fund Trust Certificate II	17,442,860	—	(109,223)	17,333,637
Public Housing Capital Fund Trust Certificate III	20,395,597	—	(410,635)	19,984,962
	$65,957,633	$—	$(568,335)	$65,389,298

Valuation - As all of the Company’s investments in PHC Certificates are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  Due to the limited market for the PHC Certificates, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the certificates.  The estimates of the fair values of these PHC certificates is based on a yield to maturity analysis which begins with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts adjusted largely for unobservable inputs the General Partner believes would be used by market participants. Management’s valuation encompasses judgment in its application and pricing as determined by pricing services, when available, is compared to Management's estimates.  The PHC Certificates are AA and BBB rated. At March 31, 2013, the range of effective yields on the individual bonds was 4.8% to 6.0%.  At December 31, 2012, the range of effective yields on the individual bonds was 4.6% to 5.9%. Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these bonds.  Assuming a 10% adverse change in the key assumption, the effective yields on the individual bonds would increase to a range of 5.2% to 6.6% and would result in additional unrealized losses on the bond portfolio of approximately $2.9 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider other information from external sources, such as pricing services.  Pricing services and management’s analysis provide indicative pricing only.

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

6. Mortgage-Backed Securities ("MBS")

In January 2013, the Company executed an extension of one of the five securitization of mortgage-backed securities ("MBS TOB Trusts"). This extension securitized additional state issued MBS with a par value of approximately $2.5 million. The Company purchased the LIFERS issued by the MBS TOB Trust for approximately $500,000 and pledged the LIFERS to the trustee to secure certain reimbursement obligations of the Company as the holder of LIFERS.

During the fourth quarter of 2012, the Company purchased 100% of the LIFERs in five MBS TOB Trusts which securitized state issued MBS with a par value of $31.6 million. The Company purchased the LIFERS issued by the MBS TOB Trust for approximately $6.5 million and pledged the LIFERS to the trustee to secure certain reimbursement obligations of the Company as the holder of LIFERS. The MBS TOB Trusts have issued SPEARS of approximately $26.7 million to unaffiliated investors as of March 31, 2013. The SPEARS represent senior interests in the MBS TOB Trusts and have been credit enhanced by DB. The LIFERS entitle the Company to all principal and interest payments received by the MBS TOB Trust on the securitized MBS after payments due to the holders of the SPEARs and trust costs. The SPEARS bear interest at a variable rate based on Securities Industry and Financial Markets Association ("SIFMA").

The Company determined that the five MBS TOB trusts are variable interest entities and that the Company was the primary beneficiary of each of them. As a result, the Company reports the MBS TOB Trusts on a consolidated basis and the SPEARS as debt financing. In determining the primary beneficiary of these specific VIEs, the Company considered who has the power to control the activities of the VIEs which most significantly impact their financial performance, the risks that the entity was designed to create, and how each risk affects the VIE. The indenture for the MBS TOB trusts stipulates that the Company has the sole right to cause the MBS TOB trusts to sell the MBS. If they were sold, the extent to which the MBS TOB Trusts will be exposed to gains or losses associated with variability in the MBS' fair value arising from changes in municipal bond market rates therefore would result from decisions made by the Company.

The carrying value of the Company's MBS as of March 31, 2013 is as follows:

Agency Rating of MBS (1)	Cost adjusted for amortization of premium	Unrealized Gain	Unrealized Loss	Estimated Fair Value
"AAA"	$13,121,934	$—	$(174,041)	$12,947,893
"AA"	21,509,965	—	(342,530)	21,167,435
	$34,631,899	$—	$(516,571)	$34,115,328
(1) MBS are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

The carrying value of the Company's MBS as of December 31, 2012 is as follows:

Agency Rating of MBS (1)	Cost adjusted for amortization of premium	Unrealized Gain	Unrealized Loss	Estimated Fair Value
"AAA"	$13,127,402	$—	$(129,613)	$12,997,789
"AA"	19,407,675	—	(284,052)	19,123,623
	$32,535,077	$—	$(413,665)	$32,121,412
(1) MBS are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

Valuation - The Company values each MBS based upon prices obtained from a third party pricing service, which are indicative of market activity. The valuation methodology of the Company's third party pricing service incorporates commonly used market pricing methods, incorporates trading activity observed in the market place, and other data inputs. The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; geography; and prepayment speeds. Management analyzes pricing data received from the third party pricing service by comparing it to valuation information obtained from at least one other third party pricing service and ensuring they are within a tolerable range of difference which the Company estimates as 7.5%. Management also looks at observations of trading activity observed in the market place when available. At March 31, 2013 and December 31, 2012, the range of effective yields on the individual MBS was 3.6% to 5.4%.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of the MBS which is the effective yield on new issuances of similarly rated MBS.  Assuming a 10% adverse change in that key assumption, the effective yields on the MBS would increase to a range of 4.0% to 5.9% and would result in additional unrealized losses on the bond portfolio of approximately $2.6 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  Pricing services and management’s analysis provide indicative pricing only. The MBS have been in an unrealized loss position for less than twelve months.

The MBS are backed by residential mortgage loans and interest payable from the MBS is exempt from federal income taxation. Description of certain terms of the Company's MBS is as follows:

Agency Rating of MBS	Principal Outstanding March 31, 2013	Weighted Average Maturity Date	Weighted Average Coupon Interest Rate

"AAA"	$12,675,000	January 14, 2036	4.22%
"AA"	20,990,000	January 18, 2036	4.00%
	$33,665,000

7.  Real Estate Assets

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

Recent Transactions
In August 2012, the Company closed on the purchase of the Maples on 97th property, a 258 unit facility located in Omaha, Nebraska, for a purchase price of approximately $5.5 million through the execution of a Qualified Exchange Accommodation Agreement that assigned the right to acquire and own the Maples on 97th property to a wholly-owned subsidiary of a Title Company, (EAT (Maples on 97th)), for a period not to exceed six months. The Company lent the EAT (Maples on 97th) the necessary funds to purchase the replacement property; there was no other capital within that entity. The EAT (Maples on 97th) then executed a Master Lease Agreement and Construction Management Agreement with the Company. These two agreements gave the Company the rights and obligations to manage the replacement property as well as the rehabilitation during the six month hold period. During this six month holding period, the Partnership completed the majority of the rehabilitation of the property. At December 31, 2012 the EAT (Maples on 97th) was reported as a VIE. In February 2013, title to the Maples on 97th property transferred to the Partnership from the EAT (Maples on 97th) and the property is reported as an MF Property as of March 31, 2013.
In March 2013, a wholly-owned subsidiary of the Company executed a 35-year ground lease with the University of Nebraska - Lincoln (“Lessor”) with an annual lease payment of $100. The leased property will have a mixed-use development consisting of a 1,605 stall parking garage and 475 bed student housing complex constructed on it. The Lessor will own the parking garage for which it will contribute approximately $16.7 million to its construction. The Company will own the student housing and currently estimates that construction will cost approximately $34.0 million. The Company has executed a guaranteed maximum price contract with the general contractor for the construction on the mixed-use development. The Company expects to restructure its ownership of the student housing development into a tax-exempt mortgage bond holding after the construction is completed (which is estimated as August 1, 2014 and the project has a sufficient history of operating results. The Company has secured approximately $29.8 million in financing facilities to cover the majority of the construction costs (Note 16).

The Company had the following investments in MF Properties as of March 31, 2013 and December 31, 2012:

MF Properties
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at March 31, 2013
Arboretum	Omaha, NE	145	$1,720,740	$19,025,725	$20,746,465
Eagle Village	Evansville, IN	511	564,726	12,283,270	12,847,996
Glynn Place	Brunswick, GA	128	743,996	4,770,776	5,514,772
Maples on 97th	Omaha, NE	258	905,000	7,258,372	8,163,372
Meadowview	Highland Heights, KY	118	688,539	5,221,301	5,909,840
Residences of DeCordova	Granbury, TX	110	680,852	8,391,701	9,072,553
Residences of Weatherford	Weatherford, TX	76	533,000	7,078,220	7,611,220
Construction work in process	Lincoln, NE	N/A	—	2,119,944	2,119,945
					71,986,163
Less accumulated depreciation (depreciation expense of approximately $849,000 in 2013)					(6,450,506)
Balance at March 31, 2013					$65,535,657

MF Properties
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2012
Arboretum	Omaha, NE	145	$1,720,740	$18,997,550	$20,718,290
Eagle Village	Evansville, IN	511	564,726	12,277,210	12,841,936
Glynn Place	Brunswick, GA	128	743,996	4,750,267	5,494,263
Meadowview	Highland Heights, KY	118	688,539	5,214,306	5,902,845
Residences of DeCordova	Granbury, TX	110	680,852	8,389,721	9,070,573
Residences of Weatherford	Weatherford, TX	76	533,000	7,077,420	7,610,420
Construction work in process	Lincoln, NE	N/A	—	936,833	936,833
					62,575,160
Less accumulated depreciation (depreciation expense of approximately $2.5 million in 2012)					(5,458,961)
Balance at December 31, 2012					$57,116,199

Acquisition

The Maples on 97th property acquisition is disclosed pursuant to the accounting guidance on business combinations. A condensed balance sheet at the date of acquisition is included below.

Maples on 97th 8/29/2012 (Date of Acquisition)
Other current assets	$44,534
In-place lease assets	428,865
Real estate assets	5,071,135
Total Assets	$5,544,534
Accounts payable, accrued expenses and other	$69,120
Net assets	5,475,414
Total liabilities and net assets	$5,544,534

The table below shows the pro forma condensed consolidated results of operations of the Company as if Maples on 97th had been acquired at the beginning of the periods presented:

	For Three Months Ended March 31, 2013	For Three Months Ended March 31, 2012

Revenues	$13,394,714	$5,785,809
Net income	8,355,688	650,547
Net income allocated to unitholders	8,084,553	881,502
Unitholders' interest in net income per unit (basic and diluted)	$0.19	$0.03

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

The Company consolidated the following properties owned by Consolidated VIEs in continuing operations as of March 31, 2013 and December 31, 2012:

Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at March 31, 2013
Bent Tree Apartments	Columbia, SC	232	$986,000	$11,903,493	$12,889,493
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,731,346	9,581,746
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	11,371,823	12,768,623
					35,239,862
Less accumulated depreciation (depreciation expense of approximately $345,000 in 2013)					(14,068,730)
Balance at March 31, 2013					$21,171,132
Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2012
Bent Tree Apartments	Columbia, SC	232	$986,000	$11,877,333	$12,863,333
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,713,038	9,563,438
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	11,352,854	12,749,654
Maples on 97th	Omaha, NE	258	905,000	6,161,770	7,066,770
					42,243,195
Less accumulated depreciation (depreciation expense of approximately $1.5 million in 2012)					(13,871,102)
Balance at December 31, 2012					$28,372,093

8. Other Assets

The Company had the following Other assets as of dates shown:

	March 31, 2013	December 31, 2012
Taxable property loans receivable	$22,979,599	$20,328,927
Less: Loan loss reserves	(18,607,061)	(18,134,902)
Deferred financing costs - net	2,750,409	2,764,734
Fair value of derivative contracts	274,071	378,729
Taxable bonds at fair market value	2,364,982	1,524,873
Other assets	1,242,379	1,353,934
Total Other assets	$11,004,379	$8,216,295

In addition to the tax-exempt mortgage revenue bonds held by the Company, taxable property loans have been made to the owners of the properties which secure the bonds and are reported as taxable property loans receivable in Other assets, net of loan loss reserves.  The Company periodically, or as changes in circumstances or operations dictate, evaluates such taxable property loans receivable for impairment.  The value of the underlying property assets is ultimately the most relevant measure of value to support the taxable property loan values.  The Company utilizes a discounted cash flow model in estimating a property fair value.  Discounted cash flow models containing varying assumptions are considered.   The various models may assume multiple revenue and expense scenarios, various capitalization rates and multiple discount rates.  Other information, such as independent appraisals, may be considered in estimating a property fair value.  If the estimated fair value of the property after deducting the amortized cost basis of any senior tax-exempt mortgage revenue bond exceeds the principal balance of the property loan then no potential loss is indicated and no allowance for property loans is needed. In estimating the property valuation, the most significant assumptions utilized in the discounted cash flow model remained the same as discussed in the Form 10-K and include revenue and expense projections and capitalization rates.

In February 2013, the Partnership acquired six tax-exempt mortgage revenue bonds secured by three properties located in San Antonio, Texas, Avistar on the Boulevard, Avistar at Chase Hill, and Avistar at the Crest. The Partnership also acquired approximately $804,000 of taxable mortgage revenue bonds which also carry a cash interest rate of 9.0% and mature on April 1, 2050 and are reported as part of the taxable bonds at fair value in Other assets.

During the first three months of 2013, the Partnership advanced additional funds to Ashley Square, Iona Lakes and the Ohio Properties of approximately $65,000, $224,000, and $42,000, respectively. Due to the recognized sale of the Ohio Properties, the taxable property loans receivable with the Ohio Properties are no longer eliminated upon consolidation (Note 9). During the first three months of 2013, the Partnership recorded loan loss reserves equal to the accrued interest on the Ashley Square, Cross Creek, Iona Lakes, Ohio Properties, and Woodland Park taxable property loans receivable.

The following is a summary of the taxable property loans receivable, accrued interest and allowance on the amounts due at March 31, 2013 and December 31, 2012, respectively:

	March 31, 2013
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Net Taxable Loans
Arbors at Hickory Ridge	$191,264	$3,697	$—	$194,961
Ashley Square	4,894,342	1,777,022	(5,373,364)	1,298,000
Cross Creek	6,653,087	1,638,905	(4,843,377)	3,448,615
Iona Lakes	7,965,344	3,030,363	(7,031,985)	3,963,722
Ohio Properties	2,361,446	105,271	(105,271)	2,361,446
Woodland Park	914,116	338,948	(1,253,064)	—
	$22,979,599	$6,894,206	$(18,607,061)	$11,266,744

	December 31, 2012
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Net Taxable Loans
Arbors at Hickory Ridge	$191,264	$697	$—	$191,961
Ashley Square	4,894,342	1,681,322	(5,277,664)	1,298,000
Cross Creek	6,588,087	1,578,288	(4,782,760)	3,383,615
Iona Lakes	7,741,118	2,856,290	(6,857,912)	3,739,496
Woodland Park	914,116	302,450	(1,216,566)	—
	$20,328,927	$6,419,047	$(18,134,902)	$8,613,072

The following is a detail of loan loss reserves for the three months and year ended March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Balance, beginning of year	$18,134,902	$16,782,918
Accrued interest not recognized	472,159	1,351,984
Balance, end of year	$18,607,061	$18,134,902

Accrued interest not recognized represents interest accrued that the Partnership has determined they are not reasonably assured of collecting. During first three months of 2013 the Partnership recorded an allowance for accrued interest not recognized on Ashley Square, Cross Creek, Iona Lakes, Ohio Properties, and Woodland Park taxable property loans receivable.

9.  Discontinued Operations

In June 2010, the Company completed a sales transaction whereby the Ohio Properties were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity and in October 2011, the three limited partnerships that own the Ohio Properties admitted two entities that are affiliates of BC Partners as new limited partners as part of a syndication of LIHTCs. The BC Partners agreed to contribute equity to these limited partnerships, subject to the Ohio Properties meeting certain debt service coverage ratios specified in the applicable limited partnership agreements. As such, there was not sufficient equity invested at closing by the not-for-profit or BC Partners into the Ohio Properties to allow the Company to recognize a real estate sale for accounting purposes. During the first quarter of 2013, BC Partners contributed $6.5 million of capital into the Ohio Properties which was sufficient to allow the Company to recognize the sale for accounting purposes. This gain on sale of discontinued operations was approximately $1.8 million. The sale of this discontinued operation allowed the Company to begin reporting the tax-exempt mortgage revenue bonds related to the Ohio Properties as assets beginning with the March 31, 2013 consolidated financial statements.

The deposit method of accounting for real estate sales required both the deferral of the gain from the real estate sale and also did not allow recognition of the tax-exempt interest payments by the Ohio Properties to the Company between June 2010 and the date of the equity contribution by BC Partners. In conjunction with the recognition of the real estate sale, approximately $3.5 million of tax-exempt interest has been recognized within investment income in the first quarter of 2013 which represents the tax-exempt interest payments received from the Ohio Properties between June 2010 and December 2012. In addition, the Partnership reported approximately $1.1 million in taxable note interest income received from the Ohio Properties and $250,000 guarantee fee from the general partner of the Ohio Properties during the first quarter of 2013 (Note 2). The Ohio Properties contributed approximately $138,000 to income from discontinued operations for the three months ended March 31, 2012.

In October 2012, the limited partnership that owns the Greens Property admitted two entities that are affiliates of BC Partners as new limited partners as part of a syndication of LIHTCs on the Greens Property. Prior to the execution of the admittance of the new limited partners, the Company had entered into an agreement to sell the Greens Property for approximately $7.3 million to an unaffiliated not-for-profit which is the general partner of the limited partnership that now owns the Greens Property.  That sale was conditional on securing the tax-exempt bond and low-income housing tax credits from the North Carolina Housing Finance Agency.  At closing, the BC Partners invested $961,000 of equity into this limited partnership and is obligated to invest another $2.2 million at contractual scheduled milestones tied to construction, the property reaching a specified debt service coverage ratio, the designation from the state of the tax credits, with the final payment being received no earlier than October 1, 2013.  The Company purchased 100% of the tax-exempt mortgage revenue bonds issued as part of the agreement to finance the acquisition and rehabilitation of the Greens Property. The Series A bonds have approximately $8.5 million par value and bear interest at 6.5%. The Series B bond has a $950,000 par value and bears interest at 12.0%. Both series of bonds mature in October 1, 2047. The Company also obtained an $850,000 taxable loan secured by the Greens Property at closing.  The construction is estimated to be 75% completed by June 30, 2013 and fully completed by October 31, 2013, and each of these milestones requires capital contributions by the limited partners. As there will be sufficient equity invested to recognize a real estate sale for accounting purposes at 75% completion of construction and the Company no longer has responsibility for the general operations of the property, this MF Property has met the criteria for discontinued operations presentation and has been reported as such in the condensed consolidated financial statements for all periods presented.  The net fixed assets and total assets of the Greens Property were approximately $8.2 million and $10.0 million at March 31, 2013, and $8.4 million and $12.2 million at December 31, 2012. The Greens Property contributed approximately $157,000 and $17,000 of Income from discontinued operations for the quarters ended March 31, 2013 and 2012.

The Eagle Ridge property was sold in November 2012 and resulted in the property being reported as a discontinued operations for the period ended March 31, 2012. There were no assets of the Eagle Ridge property reported at March 31, 2013 or December 31, 2012. Eagle Ridge contributed approximately $34,000 to income from discontinued operations for the three months ended March 31, 2012.
In August 2012, the Commons at Churchland property was sold and therefore reported no assets in assets of discontinued operations at March 31, 2013 or December 31, 2012. Churchland contributed approximately $46,000 to income from discontinued operations for the three months ended March 31, 2012.

The following represents the components of the assets and liabilities of the discontinued operations:

	March 31, 2013	December 31, 2012
Cash and cash equivalents	$50,882	$158,727
Restricted cash	1,089,020	4,035,360
Land	1,748,481	3,828,345
Buildings and improvements	7,815,832	28,316,081
Real estate assets before accumulated depreciation	9,564,313	32,144,426
Accumulated depreciation	(1,332,596)	(5,208,176)
Net real estate assets	8,231,717	26,936,250
Other assets	591,620	1,450,090
Total assets from discontinued operations	9,963,239	32,580,427
Accounts payable and accrued expenses	115,668	1,531,462
Total liabilities from discontinued operations	115,668	1,531,462
Net assets of discontinued operations	$9,847,571	$31,048,965

The following presents the revenues, expenses and income from discontinued operations:

	For Three Months Ended March 31,
	2013	2012
Rental revenues	$347,143	$1,557,633
Expenses	189,651	1,322,485
Income from continuing operations of the discontinued operations	157,492	235,148
Gain on sale of discontinued operations	1,775,527	—
Net income from discontinued operations	$1,933,019	$235,148

10.  Debt Financing

At March 31, 2013 and December 31, 2012, the Company reported outstanding debt financing of approximately $194.3 million and approximately $177.9 million, respectively, under separate credit facilities.

Other Financings

In March 2013, the Partnership obtained a $10.0 million unsecured revolving line of credit. This revolving line of credit carries a variable interest rate which was approximately3.5% at date of closing. On March 31, 2013, the Partnership reported an approximate $2.0 million balance at an approximate 3.5% interest rate. This line of credit will be utilized to help with short-term working capital needs and to fund new investments during the periods of time that Company is working with its lender to finalize new TOB financings of assets.

In February 2013, the Partnership obtained a line of credit secured by the Iona Lakes tax-exempt mortgage revenue bond with total available borrowings of up to $6.0 million. Any borrowed amount carries a fixed interest rate of 5.0% and matures on January 25, 2014. On March 31, 2013, the Partnership owed approximately $66,000 on this debt facility. This loan will also be used for temporary working capital needs of the Partnership.

Tender Option Bond Financings

Description of the Tender Option Bond Financings	Outstanding Debt Financing at March 31, 2013	Stated Maturity

PHC Trust Certificates	$48,995,000	July 2013
Autumn Pines	9,850,000	July 2013
MBS - Trust 1	2,585,000	October 2013
MBS - Trust 2	4,090,000	October 2013
MBS - Trust 3	3,540,000	October 2013
MBS - Trust 4	5,960,000	October 2013
MBS - Trust 5	10,545,000	October 2013
Greens of Pine Glen	5,745,000	December 2013
Arbors of Hickory Ridge	7,000,000	February 2013
Total TOB Debt Financing	$98,310,000

Description of the Tender Option Bond Financings	Outstanding Debt Financing at December 31, 2012	Stated Maturity

PHC Trust Certificates	$48,995,000	July 2013
Autumn Pines	9,850,000	July 2013
MBS - Trust 1	2,585,000	October 2013
MBS - Trust 2	4,090,000	October 2013
MBS - Trust 3	3,890,000	October 2013
MBS - Trust 4	5,960,000	October 2013
MBS - Trust 5	8,590,000	October 2013
Total TOB Debt Financing	$83,960,000

In July 2011, the Company executed a Master Trust Agreement with DB which allows the Company to execute multiple Tender Option Bond ("TOB") structures upon the approval and agreement of terms by DB. Under each TOB structure issued through the Master Trust Agreement, the TOB trustee issues SPEARS and LIFERS. Theses SPEARS and LIFERS represent beneficial interests in the securitized asset held by the TOB trustee. The Company will purchase the LIFERS from each of these TOB Trusts which will grant them certain rights to the securitized assets. The Master Trust Agreement with DB has covenants that the Company is required to maintain compliance, the most restrictive of which at March 31, 2013 is that cash available to distribute for the trailing twelve months must be at least two times trailing twelve month interest expense. The Company was in compliance with all of these covenants as of March 31, 2013. If the Company were to be out of compliance with any of these covenants, it would trigger a termination event of the financing facilities. The Company expects to renew each of the TOB financing facilities for another one year term at its discretion per the terms of the agreement with DB.

In March 2013, the Company executed a new TOB under its credit facility with DB securitizing the Arbors at Hickory Ridge tax-exempt mortgage revenue bond. The amount borrowed was $7.0 million with a variable interest rate tied to SIFMA. The facility matures in February 2014. On the date of closing and on March 31, 2013, the total fixed TOB trust fee was approximately 2.1% per annum and the rate paid on the TOB trust on the SPEARS was .5% per annum resulting in a total cost of borrowing of approximately 2.6%. The outstanding balance remains at $7.0 million on March 31, 2013.

In February 2013, the Company executed a new TOB under its credit facility with DB securitizing the Greens Property tax-exempt mortgage revenue bond. The amount borrowed was approximately $5.8 million with a variable interest rate tied to SIFMA. The facility matures in December 2013. On the date of closing and on March 31, 2013, the total fixed TOB trust fee was approximately 2.1% per annum and the rate paid on the TOB trust on the SPEARS was .5% per annum resulting in a total cost of borrowing of approximately 2.6%. The outstanding balance remains at $5.8 million on March 31, 2013.

In July 2011, the Company closed a $10.0 million financing utilizing the TOB structure with the DB securitizing the Company's $13.4 million Autumn Pines Apartments tax-exempt mortgage revenue bond. At March 31, 2013, the Company owed approximately $9.9 million on this TOB facility.

In November and December 2012, the Company purchased the LIFERS issued by the trustee over five different TOB Trusts for approximately $6.5 million which are securitizations of mortgage-backed securities ("MBS TOB Trusts") with a par value of approximately $31.6 million. The LIFERS entitle the Company to all principal and interest payments received by these MBS TOB Trusts on the mortgage-backed securities after payments due to the holders of the SPEARS and trust costs. The Company reports the MBS TOB Trusts on a consolidated basis as it has determined it is the primary beneficiary of these variable interest entities (Note 6). The MBS TOB Trusts also issued SPEARS of approximately $24.7 million to unaffiliated investors which is the outstanding amount at March 31, 2013. The SPEARS represent senior interests in the MBS TOB Trusts and some have been credit enhanced by DB. In January 2013, the Company purchased an additional $540,000 of LIFERS from one of the five MBS TOB Trusts which is a securitization of MBS with a par value of $2.5 million. SPEARS of approximately $2.0 million were issued by the MBS TOB Trust which increased the Company's outstanding borrowings.

In July 2012, the Company purchased the PHC Certificate LIFERS issued by the PHC TOB Trusts for approximately $16.0 million and pledged the LIFERS to the trustee to secure certain reimbursement obligations of the Company as the holder of LIFERS. The Company is consolidating the PHC TOB Trust as it has determined it is the primary beneficiary of these variable interest entities. The PHC TOB Trusts issued SPEARS of approximately $49.0 million to unaffiliated investors. The SPEARS represent senior interests in the PHC TOB Trusts and have been credit enhanced by DB. The LIFERS entitle the Company to all principal and interest payments received by the PHC TOB Trusts on the $65.3 million of PHC Certificates held by it after payments due to the holders of the SPEARS and trust costs. The amount owed to the SPEARS owners is approximately $49.0 million at March 31, 2013.

The Company is accounting for these financing transactions as secured financing arrangements. As of March 31, 2013, the total cost of borrowing is approximately 2.3% and 1.2%, on the PHC TOB Trusts and MBS TOB Trusts, respectively.

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
Effective September 1, 2010, the Partnership transferred the following bonds to ATAX TEBS I, LLC, a special purpose entity controlled by the Partnership pursuant to the TEBS Financing. The par value of the bonds included in this financing facility as of March 31, 2013 and December 31, 2012 are as follows:

Description of Tax-Exempt	Outstanding Bond Par Amounts
Mortgage Revenue Bonds	March 31, 2013	December 31, 2012	Financial Statement Presentation
Ashley Square	$5,248,000	$5,260,000	Tax-exempt mortgage revenue bond
Bella Vista	6,600,000	6,600,000	Tax-exempt mortgage revenue bond
Bent Tree	7,596,000	7,614,000	Consolidated VIE
Bridle Ridge	7,740,000	7,765,000	Tax-exempt mortgage revenue bond
Brookstone	9,397,647	9,416,794	Tax-exempt mortgage revenue bond
Cross Creek	8,551,193	8,568,409	Tax-exempt mortgage revenue bond
Fairmont Oaks	7,418,000	7,439,000	Consolidated VIE
Lake Forest	9,078,000	9,105,000	Consolidated VIE
Runnymede	10,605,000	10,605,000	Tax-exempt mortgage revenue bond
Southpark	13,900,000	13,900,000	Tax-exempt mortgage revenue bond
Woodlynn Village	4,460,000	4,460,000	Tax-exempt mortgage revenue bond
Ohio Series A Bond (1)	14,561,000	14,582,000	Consolidated MF Property
Villages at Lost Creek	18,315,000	18,315,000	Tax-exempt mortgage revenue bond
Total	$123,469,840	$124,648,502
(1) Collateralized by Crescent Village, Postwoods, and Willow Bend (Note 2 and Note 9)

The securitization of these assets occurred through two classes of certificates. The Class A TEBS Certificates were issued in an initial principal amount of $95.8 million and were sold through a placement agent to unaffiliated investors. The Class B TEBS Certificates were issued in an initial principal amount of $20.3 million and were retained by the Sponsor. The holders of the Class A TEBS Certificates are entitled to receive regular payments of interest from Freddie Mac at a variable rate which resets periodically based on the weekly Securities Industry and Financial Markets Association (“SIFMA”) floating index rate plus certain credit, facility, remarketing and servicing fees (the “Facility Fees”). The total Facility Fees are 1.9%, and as of March 31, 2013, the SIFMA rate was equal to approximately 0.1% resulting in a total cost of borrowing of approximately 2.0% on the outstanding balance on the TEBS Financing facility of $93.8 million. The TEBS Financing and the associated TEBS Trust are presented as secured financings within the consolidated financial statements.
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

The Company’s debt financing as of March 31, 2013 contractually matures over the next five years and thereafter as follows:

2013	$92,173,000
2014	10,198,900
2015	1,139,000
2016	1,192,000
2017	89,565,000
Thereafter	—
Total	$194,267,900

The Company expects to renew each of the TOB financing facilities for another one year term as they mature throughout 2013 as it has the discretion to renew for another one year period per the terms of the agreement with DB.

11.  Mortgages Payable

The Company reports the mortgage loans secured by certain MF Properties on its consolidated financial statements as Mortgages payable.  As of March 31, 2013, outstanding mortgage loans totaled approximately $46.6 million.  As of December 31, 2012, outstanding mortgage loans totaled approximately $39.1 million.

In February 2013, the Partnership obtained a $7.5 million loan secured by the Maples on 97th property. This loan is with an unrelated third party and carries a fixed annual interest rate of approximately 3.6%, maturing on February 10, 2016.

The Company’s mortgages payable as of March 31, 2013 contractually mature over the next five years and thereafter as follows:

2013	$13,285,331
2014	17,661,871
2015	6,118,840
2016	7,500,000
2017	1,991,979
Thereafter	—
Total	$46,558,021

12.  Transactions with Related Parties

The general partner of the Partnership, AFCA 2, is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its tax-exempt mortgage revenue bonds, taxable loans collateralized by real property, and other tax-exempt investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. For the three months ended March 31, 2013 and 2012, the Partnership paid or accrued administrative fees to AFCA 2 of approximately $342,000 and $194,000, respectively.  In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the tax-exempt mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these tax-exempt mortgage revenue bonds and totaled approximately $33,000 for each of the three months ended March 31, 2013 and 2012.

AFCA 2 earns mortgage placement fees in connection with the acquisition of certain tax-exempt mortgage revenue bonds.  These mortgage placement fees were paid by the owners of the respective properties and, accordingly, have not been reflected in the accompanying condensed consolidated financial statements because these properties are not considered VIEs.  During the three months ended March 31, 2013, AFCA 2 earned a mortgage placement fee of approximately $390,000. AFCA 2 did not earn any mortgage placement fees during the three months ended March 31, 2012.

An affiliate of AFCA 2, America First Properties Management Company, LLC (“Properties Management”) provided property management services for the seven MF Properties, the three Consolidated VIEs and seven of the properties collateralized by the tax-exempt revenue bonds, earning management fees of approximately $302,000 for the three months ended March 31, 2013. Properties Management provided property management services for five MF Properties, the three VIEs, the six properties classified as discontinued operations and four of the properties collateralized by the tax-exempt revenue bonds, earning management fees of approximately $291,000 for the three months ended March 31, 2012.  These property management fees are not Partnership expenses, but are paid in each case by the owner of the multifamily apartment property.  For properties owned by entities treated as Consolidated VIEs and for MF Properties, the property management fees are reflected as real estate operating expenses on the Company’s consolidated financial statements.  The property management fees are paid out of the revenues generated by all properties financed by tax-exempt mortgage revenue bonds and taxable mortgages prior to the payment of debt service on the Partnership’s tax-exempt mortgage revenue bonds and taxable property loans.

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

14.  Interest Rate Derivative Agreements

As of March 31, 2013, the Company has three derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing. The terms of the derivative agreements are as follows:

Date Purchased	Notional Amount	Effective Capped Rate	Maturity Date	Purchase Price	Counterparty

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$921,000	Bank of New York Mellon

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$845,600	Barclays Bank PLC

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$928,000	Royal Bank of Canada

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $105,000 and $329,000 for the three months ended March 31, 2013 and 2012, respectively.

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

Investments in Tax-exempt Mortgage Revenue Bonds.  The fair values of the Company’s investments in tax-exempt mortgage revenue bonds have each been based on a discounted cash flow or yield to maturity analysis. There is no active trading market for the bonds and price quotes for the bonds are not available.  If available, the General Partner may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  The estimates of the fair values of these bonds, whether estimated by the Company or based on external sources, are based largely on unobservable inputs the General Partner believes would be used by market participants.  Additionally, the calculation methodology used by the external sources and the Company encompasses the use of judgment in its application. To validate changes in the fair value of the Company's investments in tax-exempt mortgage revenue bonds between reporting periods, management looks at the key inputs such as changes in the current market yields on similar bonds as well as changes in the operating performance of the underlying property serving as collateral for each bond. We validate that the changes in the estimated fair value of the tax-exempt mortgage revenue bonds move with the changes in these monitored factors. Given these facts the fair value measurement of the Company’s investment in tax-exempt mortgage revenue bonds is categorized as a Level 3 input.

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

Investment in Mortgage-Backed Securities. The fair value of the Company's investment in mortgage-backed securities is based upon prices obtained from a third party pricing service, which are indicative of market activity. The valuation methodology of the Company's third party pricing service incorporates commonly used market pricing methods, incorporates trading activity observed in the market place, and other data inputs. The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; geography; and prepayment speeds. Management analyzes pricing data received from the third party pricing service by comparing it to valuation information obtained from at least one other third party pricing service and ensuring they are within a tolerable range of difference which the Company estimates as 7.5%. Management also looks at observations of trading activity observed in the market place when available. Given these facts, the fair value measurements of the Company's investment in mortgage-backed securities are categorized as Level 2 inputs.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2013
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$206,859,175	$—	$—	$206,859,175
Public Housing Capital Fund Trust Certificates	64,613,713	—	—	64,613,713
MBS Investments	34,115,328	—	34,115,328	—
Interest Rate Derivatives	274,071	—	—	274,071
Total Assets at Fair Value	$305,862,287	$—	$34,115,328	$271,746,959

	For Three Months Ended March 31, 2013
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Tax-exempt Mortgage Revenue Bonds	Public Housing Capital Fund Trust Certificates	Interest Rate Derivatives	Total
Beginning Balance January 1, 2013	$145,237,376	$65,389,298	$378,729	$211,005,403
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	(104,658)	(104,658)
Included in other comprehensive income	3,628,875	(761,456)	—	2,867,419
Ohio Properties tax-exempt mortgage revenue bonds	19,581,166	—	—	19,581,166
Purchases	38,400,000	—	—	38,400,000
Settlements	11,758	(14,129)	—	(2,371)
Ending Balance March 31, 2013	$206,859,175	$64,613,713	$274,071	$271,746,959
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of March 31, 2013	$—		$(104,658)	$(104,658)

	Fair Value Measurements at December 31, 2012
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$145,237,376	$—	$—	$145,237,376
Public Housing Capital Fund Trusts	65,389,298	—	—	65,389,298
MBS Investments	32,121,412	—	32,121,412	—
Interest Rate Derivatives	378,729	—	—	378,729
Total Assets at Fair Value	$243,126,815	$—	$32,121,412	$211,005,403

	For Three Months Ended March 31, 2012
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Tax-exempt Mortgage Revenue Bonds	Public Housing Capital Fund Trust Certificates	Interest Rate Derivatives	Total
Beginning Balance January 1, 2012	$135,695,352	$—	$1,323,270	$137,018,622
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	(329,340)	(329,340)
Included in other comprehensive income	2,841,588	—	0	2,841,588
Settlements	39,238	—	—	39,238
Ending Balance March 31, 2012	$138,576,178	$—	$993,930	$139,570,108
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of March 31, 2012	$—	$—	$(329,340)	$(329,340)

Losses included in earnings for the period shown above are included in interest expense.

The Company calculates a fair market value of each financial instrument using a discounted cash flow model based on the debt amortization schedules at the effective rate of interest for each period represented. This estimate of fair value is based on Level 3 inputs. Below represents the fair market value of the debt held on the balance sheet for March 31, 2013 and December 31, 2012, respectively.

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Liabilities:
Debt financing	$194,267,900	$194,658,641	$177,948,000	$179,103,291
Mortgages payable	$46,558,021	$47,553,226	$39,119,517	$40,203,943

16. Commitments and Contingencies

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

In October 2012, the limited partnership that owns the Greens Property admitted two entities that are affiliates of BC Partners as new limited partners as part of a syndication of LIHTCs on the Greens Property. At closing, the BC Partners invested $961,000 of equity into this limited partnership and is obligated to invest another $2.2 million at contractual scheduled milestones tied to construction, the property reaching a specified debt service coverage ratio, the designation from the state of the tax credits, but the final payment will be received no earlier than October 1, 2013.   In connection with this BC Partners transaction, the Company entered into guarantee agreements with the BC Partners under which the Company has guaranteed certain obligations of the general partner of the Greens of Pine Glen limited partnership, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur. A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehabilitation, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure. No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote. The maximum exposure to the Company at March 31, 2013 under the guarantee provision of the repurchase clause is approximately $721,000 which represents 75% of the equity contributed by BC Partners.

In connection with the Ohio Properties transaction in 2011, the Company entered into guarantee agreements with the BC Partners under which the Company has guaranteed certain obligations of the general partner of these limited partnerships, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur. A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehabilitation, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure. Even if a repurchase event should occur, 25% of the BC equity would remain in the Ohio Properties and thus BC, a third party, would have sufficient equity in the Ohio Properties for the Company to recognize the sale discussed in Note 9. No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote. The maximum exposure to the Company at March 31, 2013 under the guarantee provision of the repurchase clause is approximately $4.9 million which represents 75% of the equity contributed by BC Partners.
In March 2013, a wholly-owned subsidiary of the Company executed a 35-year ground lease with the University of Nebraska - Lincoln (“Lessor”) with an annual lease payment of $100. The leased property will have a mixed-use development consisting of a 1,605 stall parking garage and 475 bed student housing complex constructed on it. The Lessor will own the parking garage and the Company will own the student housing. The Company currently estimates the construction of the student housing will cost approximately $34.0 million and it executed a guaranteed maximum price contract with the general contractor for the construction. The lease agreement has a stipulation that if the parking garage is not completed by August 1, 2014, the Company will pay damages of $6,000 per day of delayed completion to the Lessor. The Company's construction contract with the general contractor also stipulates that the general contractor will pay the Company $6,000 per day of liquidated damages for each day subsequent to August 1, 2014 that the parking garage is not completed. Construction has commenced and is estimated to be completed before the August 1, 2014 deadline.
To finance the construction of the student housing, the Company has executed an interest-only loan to borrow up to $25.5 million for a three year term at a variable interest rate. The Company also secured $4.3 million tax-incremental financing loan which is for a term of five years, carries a fixed interest rate of approximately 4.7%, requires principal payments commencing after 24 months and has a balloon payment due at maturity. These financings were executed in April 2013 and no amounts have been borrowed yet.

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

17. Subsequent Events

In April 2013, the Company executed a new TOB under its credit facility with DB securitizing MBS with a par value of approximately $10.0 million. The MBS TOB Trust issued SPEARS of approximately $7.8 million to unaffiliated investors and the Company purchased the LIFERs for approximately $2.2 million. The total cost of borrowing was approximately 1.2% at the time of closing. The weighted average coupon rate on the MBS is approximately 3.9%. Similar to the other TOB financings, this will be accounted for as a secured financing. The facility matures in February 2014.

On April 30, 2013, the Partnership purchased a $2.9 million Series C tax-exempt mortgage revenue bond secured by a 208 unit multi-family property located in Baton Rouge, LA. This property is undergoing a major rehabilitation and the Partnership has agreed to fund approximately $8.6 million of a Series A tax-exempt mortgage revenue bond and approximately $1.3 million of a Series B tax-exempt mortgage revenue bond during construction which is estimated to be completed on June 30, 2014. The Series A bond carries an annual interest rate of approximately 6.0% and the Series B and C bonds each carry an annual interest rate of approximately 12.0%. Upon completion of construction and stabilization, the approximate $2.9 million Series C bond will be paid back on the earlier of when the property receives its final equity contribution by the limited partner property owner or April 30, 2016.

On April 1, 2013, the interest rate on the Iona Lakes tax-exempt mortgage revenue bond was re-set from 6.9% to 6.5% as part of a mandatory re-marketing event. The Iona Lakes tax-exempt mortgage revenue bond continues to have a contingent interest feature which allows the potential to participate in future increases in the cash flow generated by the property, either through its operations or from its ultimate sale.

18.  Recently Adopted Accounting Pronouncements

On February 5, 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements for significant items reclassified out of accumulated other comprehensive income. This guidance was adopted on January 1, 2013 and only impacted disclosure requirements and did not have any effect on the operating results or financial condition of the Partnership.

19.  Segment Reporting

The Company consists of five reportable segments, Tax-Exempt Bond Investments, MF Properties, Public Housing Capital Fund Trusts, MBS Investments, and Consolidated VIEs.  In addition to the five reportable segments, the Company also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

Tax-Exempt Bond Investments Segment

The Tax-Exempt Bond Investments segment consists of the Company’s portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  Such tax-exempt bonds are held as long-term investments.  As of March 31, 2013, the Company held twenty tax-exempt mortgage revenue bonds not associated with Consolidated VIEs and three tax-exempt mortgage revenue bonds associated with Consolidated VIEs which are bonds that are eliminated in consolidation on the Company's financial statements. Additionally, two tax-exempt mortgage revenue bonds secured by the Greens Property are eliminated upon consolidation in the Company's financial statements and reported as discontinued operations for all periods presented (Note 9). The multifamily apartment properties financed by the twenty-five tax-exempt mortgage revenue bonds contain a total of 4,656 rental units.

MF Properties Segment

The MF Properties segment consists of indirect equity interests in multifamily apartment properties which are not currently financed by tax-exempt mortgage revenue bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring.  In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties.  With the exception of the Greens Property, the Partnership's interests in its current MF Properties are not currently classified as Assets held for sale because the Partnership is not actively marketing them for sale, there is no definitive purchase agreement in existence that, under current guidance, can be recognized as a sale of real estate assets and, therefore, no sale is expected in the next twelve months.  As discussed above, the Greens Property is reported as discontinued operations (Note 9). During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.  Any such cash distribution will contribute to the Partnership's CAD.  As of March 31, 2013, the Company consolidated the results of seven MF Properties containing a total of 1,346 rental units.

Other Tax-Exempt Investments

The Partnership Agreement authorizes the Company to make investments in tax-exempt investments other than tax-exempt mortgage revenue bonds provided that these other tax-exempt investments are rated in one of the four highest rating categories by a national securities rating agency and do not constitute more than 25% of the Company's assets at the time of acquisition as required under the Agreement of Limited Partnership. In addition, the amount of other tax-exempt investments are limited based on the conditions to the exemption from registration under the Investment Company Act of 1940 that is relied upon for the Partnership. The Company currently owns other tax-exempt investments, PHC Certificates and MBS, which are reported as two separate segments. The PHC Trusts segment consists of the assets, liabilities, and related income and expenses of the PHC Trusts. The Partnership consolidates the PHC Trusts due to it's ownership of the LIFERS issued by the three PHC Trusts, which hold custodial receipts evidencing loans made to a number of local public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by the HUD. This investment was acquired in July 2012. The MBS segment consists of the assets, liabilities, and related income and expenses of the MBS TOB Trusts that the Company consolidated due to its ownership of the LIFERs issued by the MBS TOB Trusts. These MBS TOB trusts are securitized by state issued mortgage-backed securities which are backed by residential mortgage loans. This investment was acquired in the fourth quarter of 2012.
The Consolidated VIE Segment

The Consolidated VIE segment consists of multifamily apartment properties which are financed with tax-exempt mortgage revenue bonds held by the Partnership, the assets, liabilities and operating results of which are consolidated with those of the Partnership as a result of consolidation guidance.  The tax-exempt mortgage revenue bonds on these Consolidated VIE properties are eliminated from the Company’s financial statements as a result of such consolidation, however, such bonds are held as long-term investments by the Partnership which continues to be entitled to receive principal and interest payments on such bonds.  The Company does not actually own an equity position in the Consolidated VIEs or their underlying properties.  As of March 31, 2013, the Company consolidated three VIEs containing a total 650 units (Note 3).

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

The following table details certain key financial information for the Company’s reportable segments for the three months ended March 31, 2013 and March 31, 2012 and as of December 31, 2012:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Total revenues
Tax-Exempt Bond Investments	$8,443,527	$2,792,422
MF Properties	2,519,739	1,765,491
Public Housing Capital Fund Trust Certificates	815,429	—
Mortgage-Backed Securities	330,354	—
Consolidated VIEs	1,213,069	1,194,909
Consolidation/eliminations	(377,709)	(381,673)
Total revenues	$12,944,409	$5,371,149

Interest expense
Tax-Exempt Bond Investments	$658,497	$907,520
MF Properties	503,005	361,296
Public Housing Capital Fund Trust Certificates	277,860	—
Mortgage-Backed Securities	96,911	—
Consolidated VIEs	819,163	799,142
Consolidation/eliminations	(819,163)	(799,142)
Total interest expense	$1,536,273	$1,268,816

Depreciation expense
Tax-Exempt Bond Investments	$—	$—
MF Properties	849,320	532,534
Public Housing Capital Fund Trust Certificates	—	—
Mortgage-Backed Securities	—	—
Consolidated VIEs	345,308	347,472
Consolidation/eliminations	—	—
Total depreciation expense	$1,194,628	$880,006

Income (loss) from continuing operations
Tax-Exempt Bond Investments	$6,421,412	$853,002
MF Properties	(364,494)	(78,707)
Public Housing Capital Fund Trust Certificates	530,458	—
Mortgage-Backed Securities	214,641	—
Consolidated VIEs	(693,232)	(668,260)
Consolidation/eliminations	452,273	428,401
Income from continuing operations	$6,561,058	$534,436

Net income (loss)
Tax-Exempt Bond Investments	$6,421,412	$853,002
MF Properties	1,395,874	17,289
Public Housing Capital Fund Trust Certificates	530,458	—
Mortgage-Backed Securities	214,641	—
Consolidated VIEs	(693,232)	(668,260)
Consolidation/eliminations	452,273	428,401
Net income - America First Tax Exempt Investors, L. P.	$8,321,426	$630,432

	March 31, 2013	December 31, 2012
Total assets
Tax-Exempt Bond Investments	$371,418,912	$357,606,420
MF Properties	54,377,118	51,379,479
Public Housing Capital Fund Trusts	65,140,026	65,811,361
Mortgage-Backed Securities	34,536,174	32,488,363
Discontinued Operations	9,963,239	32,580,427
Consolidated VIEs	22,835,453	30,207,191
Consolidation/eliminations	(116,224,440)	(156,922,486)
Total assets	$442,046,482	$413,150,755

Total partners' capital
Tax-Exempt Bond Investments	$220,926,351	$221,665,286
MF Properties	3,890,769	6,643,315
Public Housing Capital Fund Trusts	16,049,319	16,720,915
Mortgage-Backed Securities	7,713,076	7,334,399
Consolidated VIEs	(28,470,580)	(22,480,214)
Consolidation/eliminations	(31,063,953)	(47,966,509)
Total partners' capital	$189,044,982	$181,917,192

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Management’s Discussion and Analysis, the “Partnership” refers to America First Tax Exempt Investors, L.P. and its Consolidated Subsidiaries which consist of:

•
ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to hold tax-exempt mortgage revenue bonds in order to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing with Freddie Mac (see Note 10).

•
Seven multifamily apartments ("MF Properties") are majority owned by two limited partnerships in which a subsidiary of the Partnership holds a 99% limited partner interest in three and four limited liability companies of which a subsidiary of the Partnership owns a 100% member interest.

•	One apartment property, the Greens of Pine Glen ("Greens Property") which is reported as a discontinued operation (see Note 9)

The “Company” refers to the condensed consolidated financial statements reported in this Form 10-Q which include the assets, liabilities and results of operations of the Partnership, the MF Properties owned by two limited partnerships in which one of the Partnership's wholly-owned subsidiaries (each a “Holding Company”) holds a 99% limited partner interest, three entities in which the Partnership does not hold an ownership interest but which own multifamily apartment properties financed with tax-exempt mortgage revenue bonds held by the Partnership and which are treated as variable interest entities ("VIEs") of which the Partnership has been determined to be the primary beneficiary (the “Consolidated VIEs”). All significant transactions and accounts between the Partnership and the VIEs have been eliminated in consolidation.

Critical Accounting Policies

The Company’s critical accounting policies are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Executive Summary

For the three months ended March 31, 2013 and 2012, the Company generated Net income of approximately $8.3 million and $630,000, respectively. The Company realized approximately $5.0 million in tax-exempt revenue bond and taxable loan interest income, a $250,000 guarantee fee, and an approximate $1.8 million gain on sale of discontinued operations in the first quarter of 2013 due to the recognition of the sale of the Ohio Properties. In addition, new tax-exempt mortgage revenue bonds purchased in the second half of 2012 resulted in the Company reporting an approximate $1.9 million in additional tax-exempt mortgage revenue bond interest income in the first quarter of 2013 as compared to the first quarter of 2012. These increases were offset by approximately $267,000 additional interest expense from increased borrowings and approximately $320,000 additional general and administrative expenses for the same periods.

The Company had a significant increase in property revenues and real estate operating expenses and additional depreciation and amortization expenses related to new property activity; the Maples on 97th (acquired in August 2012), Weatherford (lease-up commenced in the second quarter of 2012), and DeCordova (34 new units leased-up in the third quarter of 2012). Overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents, and non-revenue units such as model units and employee units) of the apartment properties that the Partnership has financed with tax-exempt mortgage revenue bonds was approximately 84% for the first three months of 2013 and approximately 85% for the first three months of 2012.  Overall economic occupancy of the MF Properties was approximately 80% for the three months ended March 31, 2013 and 2012. The Company generated Cash Available for Distribution (“CAD”) of approximately $5.0 million and $2.6 million for the three months ended March 31, 2013 and 2012, respectively. See further discussion of CAD in the Liquidity and Capital Resources section in the Management’s Discussion and Analysis.

Recent Investment Activity

In February 2013, the Partnership acquired six tax-exempt mortgage revenue bonds secured by three properties located in San Antonio, Texas. The bond purchases are as follows: approximately $13.8 million par value Series A and approximately $3.2 million par value Series B tax-exempt mortgage revenue bonds secured by the Avistar on the Boulevard, a 344 unit multifamily apartment complex; approximately $8.9 million Series A and approximately $2 million Series B tax-exempt mortgage revenue bonds secured by the Avistar at Chase Hill, a 232 unit multifamily apartment complex; and approximately $8.8 million Series A and approximately $1.7 million Series B tax-exempt mortgage revenue bonds secured by Avistar at the Crest, a 200 unit multifamily apartment complex. The three Series A tax-exempt mortgage revenue bonds each carry an annual interest rate of 6.0% and mature on March 1, 2050. The three Series B tax-exempt mortgage revenue bonds each carry a base interest rate of 9.0% and mature on April 1, 2050. The Partnership also acquired approximately $804,000 of taxable bonds which also carry a cash interest rate of 9.0% and mature on April 1, 2050 (see Note 4).
In March 2013, a wholly-owned subsidiary of the Company executed a 35-year ground lease with the University of Nebraska - Lincoln (“Lessor”) with an annual lease payment of $100. The leased property will have a mixed-use development consisting of a 1,605 stall parking garage and 475 bed student housing complex constructed on it. The Lessor will own the parking garage and the Company will own the student housing. The Company currently estimates the construction of the student housing will cost approximately $34.0 million and it executed a guaranteed maximum price contract with the general contractor for the construction. The Company expects to restructure its ownership of the student housing development into a tax-exempt mortgage revenue bond holding after the construction is completed (which is estimated August 1, 2014) and the project has a sufficient history of operation results.
To finance the construction of the student housing, the Company has executed an interest-only loan to borrow up to $25.5 million for a three year term at a variable interest rate. The Company also secured $4.3 million tax-incremental financing loan which is for a term of five years, carries a fixed interest rate of approximately 4.7%, requires principal payments commencing after 24 months and has a balloon payment due at maturity. These financings were executed in April 2013.

Recent Financing Activity

In March 2013, the Partnership obtained a $10.0 million unsecured revolving line of credit. This revolving line of credit carries a variable interest rate which was approximately 3.5% at date of closing. On March 31, 2013, the Partnership reported an approximate $2.0 million balance at an approximate 3.5% interest rate (see Note 10). This line of credit will be utilized to help with short-term working capital needs and to fund new investments during the periods of time that Company is working with its lender to finalize new TOB financings of assets.

In March 2013, the Company executed a new Tender Option Bond ("TOB") under its credit facility with DB securitizing the Arbors at Hickory Ridge tax-exempt mortgage revenue bond. The amount borrowed was $7.0 million with a variable interest rate tied to Securities Industry and Financial Markets Association (“SIFMA”). The facility matures in February 2014. On the date of closing and on March 31, 2013 the total fixed TOB trust fee was approximately 2.1% per annum and the rate paid on the TOB trust on the SPEARS was .5% per annum resulting in a total cost of borrowing of approximately 2.6% (see Note 10).

In February 2013, the Partnership obtained a $7.5 million loan secured by the Maples on 97th property. This loan is with an unrelated third party and carries a fixed annual interest rate of approximately 3.6%, maturing on February 10, 2016. The Partnership completed the majority of the rehabilitation of the property and title to the Maples on 97th property transferred to the Partnership from the Exchange Accommodation Titleholder ("EAT (Maples on 97th)"), (a wholly-owned subsidiary of an unrelated title company) in February 2013 (see Notes 7 and 11). The EAT (Maples on 97th) had previously been reported as a consolidated VIE.

In February 2013, the Company executed a new TOB under its credit facility with Deutsche Bank ("DB") securitizing the Greens Property tax-exempt mortgage revenue bond. The amount borrowed was approximately $5.8 million with a variable interest rate tied to SIFMA and the facility matures in December 2013. The total cost of borrowing was approximately 2.6% at the time of closing (see Note 10).

In February 2013, the Partnership obtained a line of credit secured by the Iona Lakes tax-exempt mortgage revenue bond with total available borrowings of up to $6.0 million. Any borrowed amount carries a fixed interest rate of 5.0% and matures on February 25, 2014 (see Note 10). On March 31, 2013, the Partnership reported borrowings of $66,000 on this debt facility.

In January 2013, the Company borrowed approximately $2.0 million through a TOB securitizing state issued mortgage-backed securities ("MBS") with a par value of approximately $2.5 million (see Note 10).

Discussion of the Tax-Exempt Mortgage Revenue Bond Holdings as of March 31, 2013

The Partnership’s primary purpose is to acquire and hold as long-term investments a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. At March 31, 2013, the Partnership held 25 tax-exempt mortgage revenue bonds secured by 24 properties of which 13 bonds are owned by ATAX TEBS I, LLC and one is held in trust facilities with Deutsche Bank (see Note 10).  The 23 properties securing the bonds contain a total of 4,656 rental units. Three of the entities that own the apartment properties financed by three of the Partnership’s tax exempt mortgage revenue bonds were deemed to be Consolidated VIEs of the Partnership at March 31, 2013 and, as a result, these bonds are eliminated in consolidation on the Company’s financial statements.  Additionally, two bonds secured by the Greens Property will continue to be eliminated in consolidation on the Company’s financial statements until these properties meet the criteria for recognition of their sale as discussed in Note 9.

For the three months ended March 31, 2013, the tax-exempt bond investment segment reported revenue of approximately $8.4 million, interest expense of approximately $658,000, and income from continuing operations of approximately $6.4 million. For the three months ended March 31, 2012, the tax-exempt bond investment segment reported revenue of approximately $2.8 million, interest expense of approximately $908,000, and income from continuing operations of approximately $853,000. The increase in income from continuing operations quarter over quarter resulted from the approximate $3.9 million of tax-exempt and approximately $1.4 million of taxable interest income and a guarantee fee of $250,000 realized from the recognition of the sale of the Ohio Properties during the first quarter of 2013. Newly acquired tax-exempt mortgage revenue bonds, the Public Housing Capital Fund Trust Certificates ("PHC Certificates"), and MBS also contributed to the increase.

Discussion of the Public Housing Capital ("PHC") Trusts Holdings as of March 31, 2013

In accordance with the terms of the Agreement of Limited Partnership, tax-exempt securities other than multifamily housing revenue bonds must be rated in one of the four highest rating categories by at least one nationally recognized securities rating agency and may not represent more than 25% of the Partnership's assets at the time of acquisition. The Company must also limit its investment in these other tax-exempt securities to the extent necessary to maintain its exemption from the Investment Company Act of 1940.

The PHC Certificates acquired in July 2012 consist of custodial receipts evidencing loans made to a number of public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by HUD under HUD's Capital Fund Program. The PHC Certificate segment reported revenue of approximately $815,000, interest expense of approximately $278,000, and income from continuing operations of approximately $530,000 for the three months ended March 31, 2013. The following table sets forth certain information relating to the PHC Certificates held in the tender option bond trusts ("PHC TOB Trusts"):

	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate over Life	Principal Outstanding March 31, 2013
Public Housing Capital Fund Trust Certificate I	12.75	AA-	5.330%	$26,406,558
Public Housing Capital Fund Trust Certificate II	12.3	AA-	4.240%	17,959,713
Public Housing Capital Fund Trust Certificate III	13.3	BBB	5.410%	20,898,432
Total Public Housing Capital Fund Trust Certificates				$65,264,703

Discussion of the Mortgage-Backed Securities Holdings as of March 31, 2013

The third tax-exempt class of security owned by the Company is MBS. As of March 31, 2013, the Company owns five state-issued MBS with an aggregate outstanding principal amount of approximately $33.7 million. The MBS were acquired during the fourth quarter of 2012 and first quarter of 2013 and are backed by residential mortgage loans. The MBS segment reported revenue of approximately $330,000, interest expense of approximately $97,000, and income from continuing operations of approximately $215,000 for the three months ended March 31, 2013. The following table sets forth certain information relating to the MBS held in the TOB Trusts:

Agency Rating of Mortgage-Backed Securities	Principal Outstanding March 31, 2013	Weighted Average Maturity Date	Weighted Average Coupon Interest Rate
"AAA"	$12,675,000	1/14/2036	4.220%
"AA"	20,990,000	1/18/2036	4.000%
	$33,665,000

Discussion of the MF Property Holdings as of March 31, 2013

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

At March 31, 2013, the Partnership’s consolidated subsidiaries own seven MF Properties which contain a total of 1,346 rental units. In addition, there are 168 rental units which are being held as discontinued operations and are not reported on the economic occupancy table (see Note 9). The MF Properties segment reported approximately $364,500 loss from continuing operations and approximately $1.4 million in net income for the three months ended March 31, 2013.

At March 31, 2012, the Partnership’s consolidated subsidiaries owned nine MF Properties which contain a total of 1,410 rental units. In addition, the three Ohio Properties contain 362 rental units which were reported as an MF Property as they were subject to a sales agreement (see Notes 2 and 9).  There are 356 rental units included in the total 1,410 rental units which are being held as discontinued operations and are not reported on the economic occupancy table. The MF Properties segment reported a loss of approximately $79,000 from continuing operations for the three months ended March 31, 2012 and net income of approximately $17,000 for the same period.

The increase in loss from continuing operations can be attributed to the increase in real estate, depreciation, and amortization expenses due to the acquisition of the Maples on 97th property and finalization of the construction of other properties.

America First Properties Management Company (“Properties Management”), an affiliate of AFCA 2, provides property management services for the seven MF Properties, the three VIEs, and seven of the properties collateralized by the tax-exempt mortgage revenue bonds.  Management believes that this relationship provides greater insight and understanding of the underlying property operations and their ability to meet debt service requirements to the Partnership.

The following table outlines certain information regarding the apartment properties on which the Partnership holds tax-exempt mortgage revenue bonds (separately identifying those owned by entities treated as Consolidated VIEs) and the MF Properties.  The narrative discussion that follows provides a brief operating analysis of each property during the first three months of 2013 and 2012.

		Number of Units	Number of Units Occupied	Percentage of Occupied Units as of March 31,		Economic Occupancy (1) for the period ended March 31,

Property Name	Location			2013	2012	2013	2012

Non-Consolidated Properties
Arbors of Hickory Ridge (3)	Memphis, TN	348	334	96%	n/a	85%	n/a
Ashley Square Apartments	Des Moines, IA	144	144	100%	95%	96%	97%
Autumn Pines	Humble, TX	250	230	92%	94%	89%	90%
Avistar at Chase Hill (3)	San Antonio, TX	232	223	96%	n/a	83%	n/a
Avistar at the Crest (3)	San Antonio, TX	200	166	83%	n/a	66%	n/a
Avistar on the Boulevard (3)	San Antonio, TX	344	312	91%	n/a	79%	n/a
Bella Vista Apartments	Gainesville, TX	144	130	90%	92%	82%	89%
Bridle Ridge Apartments	Greer, SC	152	145	95%	99%	87%	94%
Brookstone Apartments	Waukegan, IL	168	156	93%	95%	86%	90%
Cross Creek Apartments	Beaufort, SC	144	126	88%	83%	81%	78%
Iona Lakes Apartments	Ft. Myers, FL	350	304	87%	87%	74%	69%
Ohio Properties (4)	Ohio	362	346	96%	95%	93%	93%
Runnymede Apartments	Austin, TX	252	240	95%	95%	92%	90%
South Park Ranch Apartments	Austin, TX	192	191	99%	98%	90%	95%
Villages at Lost Creek	San Antonio, TX	261	249	95%	97%	84%	88%
Woodland Park	Topeka, KS	236	208	88%	87%	85%	84%
Woodlynn Village	Maplewood, MN	59	58	98%	98%	98%	99%
		3,838	3,562	84%	93%	85%	87%

Consolidated VIEs
Bent Tree Apartments	Columbia, SC	232	204	88%	97%	79%	84%
Fairmont Oaks Apartments	Gainesville, FL	178	158	89%	90%	78%	79%
Lake Forest Apartments	Daytona Beach, FL	240	224	93%	85%	81%	75%
		650	586	90%	91%	79%	79%

MF Properties
Arboretum	Omaha, NE	145	137	94%	71%	85%	75%
Eagle Village	Evansfille, IN	511	368	72%	68%	80%	78%
Glynn Place	Brunswick, GA	128	109	85%	74%	68%	64%
Maples on 97th (3)	Omaha, NE	258	201	78%	n/a	78%	n/a
Meadowview	Highland Heights, KY	118	114	97%	95%	90%	94%
Residences at DeCordova	Granbury, TX	110	93	85%	95%	77%	86%
Residences at Weatherford (2)	Weatherford, TX	76	71	93%	n/a	77%	n/a
		1,346	1,093	81%	81%	80%	80%

(1)
Economic occupancy is presented for the first three months of 2013 and 2012, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented, therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(2)	This property finished construction during the first quarter of 2012; was in the lease-up stage during 2012 and therefore occupancy data was not provided until property reached stabilization.

(3)	Previous period occupancy numbers are not available as these are new investments.

(4)
The Partnership holds approximately $18.2 million of tax-exempt mortgage revenue bonds secured by Crescent Village, Willow Bend and and Postwoods (Ohio Properties). Crescent Village is located in Cincinnati, Ohio, Willow Bend is located in Columbus (Hilliard), Ohio and Postwoods is located in Reynoldsburg, Ohio.

Non-Consolidated Properties

Arbors of Hickory Ridge - Arbors of Hickory Ridge Apartments is located in Memphis, Tennessee and is a 348 unit facility. The Partnership purchased this bond in June 2012. In the first quarter of 2013, Net Operating Income (calculated as property revenue less salaries, advertising, administration, utilities, repair and maintenance, insurance, taxes, and management fee expense) was $265,000 on net revenue of approximately $580,000. Debt service on the Partnership's bonds on this property was current as of March 31, 2013.

Ashley Square – Ashley Square Apartments is located in Des Moines, Iowa.  In the first quarter of 2013 and 2012, Net Operating Income was $170,000.  Economic occupancy was static year over year.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2013.

Autumn Pines – Autumn Pines is located in Humble, Texas.  In the first quarter of 2013, Net Operating Income was $314,000 as compared to $311,000 in 2012. Debt service on the Partnership’s bonds on this property was current as of March 31, 2013.

Avistar at Chase Hill - Avistar on Chase Hill is located in San Antonio, Texas and is a 232 unit facility. This bond was purchased in February 2013. In the first quarter of 2013, Net Operating Income was $139,000 on net revenue of approximately $223,000. Debt service on the Partnership’s bonds on this property was current as of March 31, 2013.

Avistar at the Crest - Avistar at the Crest is located in San Antonio, Texas and is a 200 unit facility. This bond was purchased in February 2013. In the first quarter of 2013, Net Operating Income was $74,000 on net revenue of approximately $150,000. Debt service on the Partnership’s bonds on this property was current as of March 31, 2013.

Avistar on the Boulevard - Avistar on the Boulevard is located in San Antonio, Texas and is a 344 unit facility. This bond was purchased in February 2013. In the first quarter of 2013, Net Operating Income was $182,000 on net revenue of approximately $293,000. Debt service on the Partnership’s bonds on this property was current as of March 31, 2013.

Bella Vista – Bella Vista Apartments is located in Gainesville, Texas.  In the first quarter of 2013, Net Operating Income was $137,000 as compared to $150,000 in 2012.  This decrease was a result of a decrease in economic occupancy along with an increase in utility expenses.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2013.

Bridle Ridge Apartments – Bridle Ridge Apartments is located in Greer, South Carolina.  In the first quarter of 2013, Net Operating Income was $173,000 as compared to $177,000 in 2012.  Debt service on the Partnership’s bonds on this property was current as of March 31,2013.

Brookstone – Brookstone Apartments is located in Waukegan, Illinois.  In the first quarter of 2013, Net Operating Income was $224,000 as compared to $218,000 in 2012. Debt service on the Partnership’s bonds on this property was current as of March 31, 2013.

Cross Creek – Cross Creek Apartments is located in Beaufort, South Carolina. In the first quarter of 2013, Net Operating Income was $108,000 as compared to $92,000 in 2012.  This increase was a result of an increase in economic occupancy along with a decrease in real estate taxes and salary and administrative expenses. Debt service on the Partnership’s bonds on this property was current as of March 31, 2013.

Iona Lakes – Iona Lakes Apartments is located in Fort Myers, Florida.  In the first quarter of 2013, Net Operating Income was $354,000 as compared to $302,000 in 2012.  This increase was the result of an increase in economic occupancy along with a decrease in repair and maintenance expenses.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2013.

Ohio Properties - The Ohio properties are made up of three apartment complexes located in Ohio. Debt service on the Partnership’s bonds on this property was current as of March 31, 2013. The following is a description of each of the three apartment complexes:

Crescent Village – Crescent Village Townhomes is located in Cincinnati, Ohio.  In the first quarter of 2013, Net Operating Income was $105,000 as compared to $109,000 in 2012.

Postwoods – Postwoods Townhomes is located in Reynoldsburg, Ohio.  In the first quarter of 2013, Net Operating Income was $219,000 as compared to $187,000 in 2012.  This increase was a result of a decrease in utility expenses and real estate taxes offset by a decrease in economic occupancy.

Willow Bend – Willow Bend Townhomes is located in Columbus (Hilliard), Ohio.  In the first quarter of 2013, Net Operating Income was $112,000 as compared to $85,000 in 2012.  This increase was a result of an increase in economic occupancy along with a decrease in salaries expense and real estate taxes.

Runnymede Apartments – Runnymede Apartments is located in Austin, Texas.  In the first quarter of 2013, Net Operating Income was approximately $291,000 as compared to approximately $258,000 in 2012.  This increase was the result of an increase in economic occupancy along with a decrease in utility and repair and maintenance expenses.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2013.

South Park Ranch Apartments – South Park Ranch Apartments is located in Austin, Texas. In the first quarter of 2013, Net Operating Income was $321,000 as compared to $303,000 in 2012.  This increase was the result of a decrease in administrative expenses offset by a decrease in economic occupancy.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2013.

Villages at Lost Creek – Villages at Lost Creek is located in San Antonio, Texas.  In the first quarter of 2013, Net Operating Income was $417,000 as compared to $407,000 in 2012. This increase was the result of a decrease in management fees and advertising expense offset by a decrease in economic occupancy. Debt service on the Partnership’s bond on this property was current as of March 31, 2013.

Woodland Park – The Partnership, as sole bondholder, previously directed the bond trustee to file a foreclosure action on the Woodland Park tax-exempt mortgage revenue bond. On February 28, 2013, the court granted Summary Judgment in the bond trustee's favor confirming that the tax-exempt mortgage bond is senior to mechanic's liens filed on the property. Subsequently, the court ordered a sale of the Woodland Park property and on April 23, 2013, the Partnership made a bid to purchase the property for the amount of the outstanding principal and interest it is owed which was the winning bid. The Partnership's Motion of Confirmation was approved by the court on May 2, 2013. The bond trustee assigned its right to the property to the Partnership on May 8, 2013 and the Partnership expects to receive and record the Sheriff's deed conveying title to a wholly-owned subsidiary of the Partnership within the next seven days. Upon receipt of the Sheriff's deed, the Partnership will have the option of (i) requesting the bond issuer to remove the Land Use Restriction Agreement (LURA) on the property and thereby be free to convert it to 100% market-rate rents or (ii) allow the LURA to remaining in place, maintaining the property as a rent restricted property, and seek to place new tax-exempt financing on the property and acquire the bonds.

As of March 31, 2013, occupancy reported 208 units, or 88% physical occupancy, with no additional leases pending.  Based on the level of leasing activity resulting from the change in the mix of affordable and market rate tenants, the Partnership continues to believe that Woodland is capable of reaching stabilization. In the first quarter of 2013, Net Operating Income was $237,000 on net revenue of approximately $414,000. Debt service is not current as of March 31, 2013 due to the ongoing foreclosure process (see Note 4). The Company changed this bond to non-accrual status and has recorded an allowance against all interest receivable. The Partnership received one interest payment in 2013 but has recorded an additional allowance of approximately $238,000 against the remaining interest receivable in the first quarter of 2013.

Woodlynn Village – Woodlynn Village is located in Maplewood, Minnesota.  In the first quarter of 2013, Net Operating Income was $91,000 as compared to $103,000 in 2012.  This decrease was the result of a slight decrease in economic occupancy along with an increase in repair and maintenance expenses and real estate taxes.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2013.

Consolidated VIEs

Bent Tree – Bent Tree Apartments is located in Columbia, South Carolina.   In the first quarter of 2013, Net Operating Income was $155,000 as compared to $175,000 in 2012.  This decrease was the result of a decrease economic occupancy along with an increase in salaries and repair and maintenance expenses.  Debt service on the Partnership’s bonds on this property was current of March 31, 2013.

Fairmont Oaks – Fairmont Oaks Apartments is located in Gainesville, Florida.  In the first quarter of 2013, Net Operating Income was $160,000 as compared to $175,000 in 2012.  This decrease was the result of an increase in salary and repair and maintenance expenses.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2013.

Lake Forest – Lake Forest Apartments is located in Daytona Beach, Florida.  In the first quarter of 2013, Net Operating Income was $198,000 as compared to $170,000 in 2012.  This increase was the result of an increase in economic occupancy along with a decrease in utility expenses.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2013.

MF Properties

Arboretum – Arboretum is located in Omaha, Nebraska. In the first quarter of 2013, Net Operating Income was $369,000 as compared to $350,000 in 2012. This increase was the result of an increase in economic occupancy along with a decrease in administrative expenses.

Eagle Village –Eagle Village is located in Evansville, Indiana. In the first quarter of 2013, Net Operating Income was $256,000 as compared to $249,000 in 2012.

Glynn Place – Glynn Place Apartments is located in Brunswick, Georgia.  In the first quarter of 2013, Net Operating Income was $66,000 as compared to $57,000 in 2012.

Maples on 97th – Maples on 97th is located in Omaha, Nebraska and is 258 unit facility. This property was purchased in August 2012. In the first quarter of 2013, Net Operating Income was $178,000 on net revenue of approximately $409,000.

Meadowview – Meadowview Apartments is located in Highland Heights, Kentucky.  In the first quarter of 2013, Net Operating Income was $193,000 as compared to $176,000 in 2012.  This increase was a result of an overall increase in average rent levels per unit along with a decrease in repair and maintenance expenses.

Residences at DeCordova – This property is a senior (55+) affordable housing project located in Granbury, Texas in the Dallas-Fort Worth area.  In the first quarter of 2013, Net Operating Income was $145,000 as compared to $88,000 in 2012. This increase is the result of an additional 34 units finished in third quarter of 2012 along with a decrease in real estate taxes.

Residences at Weatherford – This property contains 76 units This property is a senior (55+) affordable housing project located in Weatherford, Texas in the Dallas-Fort Worth area. The property was completed in the second quarter of 2012. As of March 31, 2013, the property had 71 units leased, or 93% occupancy.

Discontinued Operations

Greens of Pine Glen – Greens of Pine Glen Apartments is located in Durham, North Carolina. Based on the expectation that Greens of Pine Glen will be sold within the next twelve months, it has met the criteria to classify it as held for sale. In the first quarter of 2013, Net Operating Income was $165,000 as compared to $168,000 in 2012.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2013.

The Partnership reported a gain of approximately $1.8 million from the recognition of the sale of the Ohio Properties in the first quarter of 2013.

Results of Operations

Consolidated Results of Operations

The following discussion of the Company’s results of operations for the three months ended March 31, 2013 and March 31, 2012 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012 (Consolidated)
Change in Results of Operations

	For Three Months Ended March 31, 2013	For Three Months Ended March 31, 2012	Dollar Change
Revenues:
Property revenues	$3,732,807	$2,960,400	$772,407
Investment income	7,716,617	2,371,404	5,345,213
Other interest income	1,244,985	39,345	1,205,640
Other income	250,000	—	250,000
Total Revenues	12,944,409	5,371,149	7,573,260

Expenses:
Real estate operating (exclusive of items shown below)	2,057,036	1,615,376	441,660
Provision for loss on receivables	238,175	238,175	—
Depreciation and amortization	1,581,376	1,063,767	517,609
Interest	1,536,273	1,268,816	267,457
General and administrative	970,491	650,579	319,912
Total Expenses	6,383,351	4,836,713	1,546,638
Net income	6,561,058	534,436	6,026,622
Income from discontinued operations (including gain on sale of MF Properties of $1,775,527 in 2013)	1,933,019	235,148	1,697,871
Net income	8,494,077	769,584	7,724,493
Net income attributable to noncontrolling interest	172,651	139,152	33,499
Net income - America First Tax Exempt Investors, L.P.	$8,321,426	$630,432	$7,690,994

Property revenues.  Property revenues increased approximately $715,000 mostly attributable to the acquisition of Maples on 97th in August 2012, Weatherford which began leasing in second quarter 2012, and DeCordova which began leasing 34 newly constructed rental units in third quarter 2012. The MF Properties averaged monthly rent of approximately $599 per unit in the first quarter of 2013 as compared with $570 per unit in the first quarter of 2012. The Consolidated VIEs averaged $594 per unit in monthly rent in 2013 as compared to $588 per unit in 2012.

Investment income.   Investment income includes interest earned on tax-exempt mortgage revenue bonds, PHC Certificates, and MBS. This income increased during the first quarter of 2013 as compared to the first quarter of 2012 by approximately $5.3 million due to various factors. Approximately $3.9 million of the increase is tied to the recognition of the sale of the Ohio Properties in the first quarter of 2013. This income is tax-exempt interest payments received by the Partnership since it acquired the Ohio Properties' tax-exempt mortgage revenue bonds in June 2010 which previously was deferred due to the deposit method of accounting (see Note 9). Approximately $1.8 million of the increase in interest income is the result of the addition of the Arbors at Hickory Ridge, Vantage at Judson, Avistar on the Boulevard, Avistar at Chase Hill, and Avistar at the Crest tax-exempt mortgage revenue bonds, PHC Certificates, and MBS. These increases were offset by decreases of approximately $264,000 from the sale of GMF-Madison Tower and GMF-Warren/Tulane tax-exempt mortgage revenue bonds in 2012.

Other interest income. Other interest income is comprised mainly of interest income on taxable property loans held by the Partnership. The increase in other interest income is attributable to approximately $1.1 million in taxable interest income realized from the property loans securitized by the Ohio Properties. This resulted from the Partnership recognizing the sale of the Ohio Properties during the first quarter of 2013 (see Note 9).

Other income.  Other income recognized in 2013 is a guarantee fee received from the General Partner owner of the Ohio Properties (see Note 9).

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties and the Consolidated VIEs is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The types of real estate operating expenses are consistent for both the consolidated Company and Partnership Only formats. The increase in real estate operating expenses was partly due to approximately $233,000 of real estate operating expenses related to Maples on 97th which was acquired in August 2012. In addition, Glynn Place reported approximately $96,000 of additional repair expenses for the first quarter of 2013 as compared to 2012. The remaining increase was related to the existing VIEs and MF Properties normal operating increases in salaries, utilities, insurance and repair and maintenance expenses.

Provision for loss on receivables. An impairment of the interest receivable on the Woodland Park tax-exempt mortgage revenue bond occurred in 2011. As a result, a quarterly provision for loss is being recorded for the interest.

Depreciation and amortization expense.  Depreciation results primarily from the apartment properties of the Consolidated VIEs and the MF Properties. Amortization consists of in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB Credit Facilities. Approximately $478,000 of the increase in depreciation and amortization expense from the first quarter of 2012 to the first quarter of 2013 is related to Maples on 97th acquired at the end of August 2012, the additional depreciation recorded once the Residences at Weatherford's construction was completed and placed in service in second quarter 2012, and the additional depreciation recorded once the Residences of DeCordova's new unit construction was completed in the third quarter 2012. The remaining increase is related to the additional amortization expense reported on the Partnership's new financing.

Interest expense. The net increase in interest expense during the first quarter of 2013 as compared to the first quarter of 2012 was due to offsetting factors. An increase of approximately $547,000 resulted from higher average outstanding debt principal between the two quarters. An approximate $225,000 decrease between the two quarters resulted from the change in the mark to market adjustment of the Company's derivative assets. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. In addition, a decrease of approximately $74,000 resulted from a decrease in interest rates. The Company's borrowing cost decreased to approximately 2.4% per annum for the quarter ended March 31, 2013 as compared to approximately 2.6% per annum in the first quarter of 2012.

General and administrative expenses. The increase in general and administrative expenses is due to approximately $152,000 increase in administrative fees payable to AFCA 2 related to the acquisition of the Public Housing Capital Fund Trusts , mortgage-backed securities, the Arbors at Hickory Ridge Apartments, Vantage at Judson, Avistar on the Boulevard, Avistar at Chase Hill, and Avistar at the Crest tax-exempt mortgage revenue bonds. The remaining increase is comprised of increased professional fees, salary expenses, and insurance expenses during the first quarter of 2013 as compared to first quarter 2012.

Income from discontinued operations. The increase is attributable to the gain of approximately $1.8 million from the recognition of the sale of the Ohio Properties in the first quarter of 2013.

Partnership Only Results of Operations

The following discussion of the Partnership’s results of operations for the three months ended March 31, 2013 and March 31, 2012 reflects the operations of the Partnership without the consolidation of any VIEs during either period under the GAAP consolidation rules then in effect.  This information is used by management to analyze the Partnership’s operations and is reflective of the consolidated operations of the Tax-Exempt Bond Investments segment and the MF Properties segment as presented in Note 19 to the condensed consolidated financial statements.

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012 (Partnership Only)
Changes in Results of Operations

	For Three Months Ended March 31, 2013	For Three Months Ended March 31, 2012	Dollar Change
Revenues:
Property revenues	$2,519,738	$1,765,491	$754,247
Investment income	8,094,326	2,753,077	5,341,249
Other interest income	1,244,985	39,345	1,205,640
Other income	250,000	—	250,000
Total Revenues	12,109,049	4,557,913	7,551,136
Expenses:
Real estate operating (exclusive of items shown below)	1,323,634	907,335	416,299
Provision for loss on receivables	238,175	238,175	—
Depreciation and amortization	1,238,459	718,713	519,746
Interest	1,536,273	1,268,816	267,457
General and administrative	970,491	650,579	319,912
Total Expenses	5,307,032	3,783,618	1,523,414
Net income	6,802,017	774,295	6,027,722
Income from discontinued operations (including gain on sale of MF Properties of $1,775,527 in 2013)	1,933,019	235,148	1,697,871
Net income	8,735,036	1,009,443	7,725,593
Net income attributable to noncontrolling interest	172,651	139,152	33,499
Net income - America First Tax Exempt Investors, L.P.	$8,562,385	$870,291	$7,692,094

Property revenues.  Property revenues increased approximately $715,000 mostly attributable to the acquisition of Maples on 97th in August 2012, from Weatherford which began leasing in second quarter 2012, and DeCordova which began leasing 34 newly constructed rental units in third quarter 2012. The MF Properties averaged monthly rent of approximately $599 per unit in the first quarter of 2013 as compared with $570 per unit in the first quarter of 2012.

Investment income.  Investment income includes interest earned on tax-exempt mortgage revenue bonds, PHC Certificates and MBS. This income increased during the first quarter of 2013 as compared to the first quarter of 2012 by approximately $5.3 million due to various factors. Approximately $3.9 million of the increase when comparing the two quarters is tied to the recognition of the sale of the Ohio Properties in the first quarter of 2013. This income is tax-exempt interest payments received by the Partnership since it acquired the Ohio Properties' tax-exempt mortgage revenue bonds in June 2010 which previously was deferred due to the deposit method of accounting (see Note 9). Approximately $1.8 million of the increase in interest income is the result of the addition of the the Arbors at Hickory Ridge, Vantage at Judson, Avistar on the Boulevard, Avistar at Chase Hill, and Avistar at the Crest tax-exempt mortgage revenue bonds, PHC Certificates, and MBS. These increases were offset by decreases of approximately $264,000 from the sale of GMF-Madison Tower and GMF-Warren/Tulane tax-exempt mortgage revenue bonds in a 2012.

Other interest income. Other interest income is comprised mainly of interest income on taxable property loans held by the Partnership. The increase in other interest income is attributable to approximately $1.1 million in taxable interest income realized from the property loans securitized by the Ohio Properties. This resulted from the Partnership recognizing the sale of the Ohio Properties during the first quarter of 2013 (see Note 9).

Other income.  Other income recognized in 2013 is a guarantee fee received from the General Partner owner of the Ohio Properties (see Note 9).

Real estate operating expenses.  The increase in real estate operating expenses was partly due to approximately $233,000 of real estate operating expenses related to Maples on 97th which was acquired in August 2012. In addition, Glynn Place reported approximately $96,000 of additional repair expenses for the first quarter of 2013 as compared to 2012. The remaining increase was related to the existing MF Properties normal operating increases in salaries, utilities, insurance and repair and maintenance expenses.

Provision for loss on receivables. An impairment of the interest receivable on the Woodland Park tax-exempt mortgage revenue bond occurred in 2011. As a result, a quarterly provision for loss is being recorded for the interest.

Depreciation and amortization expense.  Depreciation results primarily from the apartment properties of the MF Properties. Amortization consists of in-place lease intangible assets recorded as part of the purchase accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB Credit Facilities. Approximately $478,000 of the increase in depreciation and amortization expense from the first quarter of 2012 to the first quarter of 2013 is related to Maples on 97th acquired at the end of August 2012, the additional depreciation recorded once the Residences at Weatherford's construction was completed and placed in service in second quarter 2012, and the additional depreciation recorded once the Residences of DeCordova's new unit construction was completed in the third quarter 2012. The remaining increase is related to the additional amortization expense reported on the Partnership's new financing.

Interest expense. The net increase in interest expense during the first quarter of 2013 as compared to the first quarter of 2012 was due to offsetting factors. An increase of approximately $547,000 resulted from higher average outstanding debt principal between the two quarters. An approximate $225,000 decrease between the two quarters resulted from the change in the mark to market adjustment of the Company's derivative assets. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. In addition, a decrease of approximately $74,000 resulted from a decrease in interest rates. The Company's borrowing cost decreased to approximately 2.4% per annum for the quarter ended March 31, 2013 as compared to approximately 2.6% per annum in the first quarter of 2012.

General and administrative expenses. The increase in general and administrative expenses is due to approximately $152,000 increase in administrative fees payable to AFCA 2 related to the acquisition of the Public Housing Capital Fund Trusts , mortgage-backed securities, the Arbors at Hickory Ridge Apartments, Vantage at Judson, Avistar on the Boulevard, Avistar at Chase Hill, and Avistar at the Crest tax-exempt mortgage revenue bonds. The remaining increase is comprised of increased professional fees, salary expenses, and insurance expenses during the first quarter of 2013 as compared to first quarter 2012.

Income from discontinued operations. The increase is attributable to the gain of approximately $1.8 million from the recognition of the sale of the Ohio Properties in the first quarter of 2013.

Liquidity and Capital Resources

Tax-exempt interest earned on the tax-exempt mortgage revenue bonds, including those financing properties held by Consolidated VIEs and the Ohio Properties, and tax-exempt investment income earned on the PHC Certificates and the MBS represents the Partnership's principal source of cash flow.  The Partnership may also receive interest payments on its taxable mortgage loans, earnings on temporary investments and cash distributions from equity interests held in MF Properties.  Tax-exempt interest is primarily comprised of base interest payments received on the Partnership’s tax-exempt mortgage revenue bonds, PHC Certificates and MBS.  Certain of the tax-exempt mortgage revenue bonds may also generate payments of contingent interest to the Partnership from time to time when the underlying apartment properties generate excess cash flow.  Because base interest on each of the Partnership’s tax-exempt mortgage revenue bonds and MBS is fixed, the Partnership’s cash receipts tend to be fairly constant period to period unless the Partnership acquires or disposes of its investments in tax-exempt mortgage revenue bonds.  Changes in the economic performance of the properties financed by tax-exempt mortgage revenue bonds with a contingent interest provision will affect the amount of contingent interest, if any, paid to the Partnership.

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

Other sources of cash available to the Partnership include debt financing, mortgages, and the sale of additional Beneficial Unit Certificates ("BUCs").  The Company currently has outstanding debt financing of $194.3 million under separate credit facilities and mortgages of $46.6 million secured by five MF Properties.

In March 2013, the Company executed a new TOB under its credit facility with DB securitizing the Arbors at Hickory Ridge tax-exempt mortgage revenue bond. The amount borrowed was $7.0 million with a variable interest rate tied to SIFMA and the facility matures in February 2014. On the date of closing and on March 31, 2013 the total fixed TOB trust fee was approximately 2.1% per annum and the rate paid on the TOB trust on the SPEARS was .5% per annum resulting in a total cost of borrowing of approximately 2.6%. The outstanding balance remains at $7.0 million on March 31, 2013 (see Note 10).

In March 2013, the Partnership obtained a $10.0 million unsecured revolving line of credit. This revolving line of credit carries a variable interest rate which was approximately 3.5% at date of closing. On March 31, 2012 the Partnership reported an approximate $2.0 million balance at an approximate 3.5% interest rate (see Note 10).

In February 2013, the Company executed a new TOB under its credit facility with DB securitizing the Greens Property tax-exempt mortgage revenue bond. The amount borrowed was approximately $5.8 million with a variable interest rate tied to SIFMA and the facility matures in December 2013. On the date of closing and on March 31, 2013 the total fixed TOB trust fee was approximately 2.1% per annum and the rate paid on the TOB trust on the SPEARS was .5% per annum resulting in a total cost of borrowing of approximately 2.6%. The outstanding balance remains at $5.8 million on March 31, 2013 (see Note 10).

In February 2013, the Partnership obtained a $6.0 million loan secured by the Iona Lakes tax-exempt mortgage revenue bond. This loan carries a fixed interest rate of 5.0% and matures on February 25, 2014. On March 31, 2012 the Partnership reported an approximate $66,000 outstanding balance (see Note 10).

In January 2013, the Company borrowed approximately $2.0 million through a TOB securitizing state-issued MBS with a par value of approximately $2.5 million (see Note 10).

The PHC TOB Trusts and securitization of mortgage-backed securities ("MBS TOB Trusts"), total cost of borrowing were approximately 2.3% and 1.2% per annum respectively, as of March 31, 2013. The total TEBS facility fees are 1.9%, and as of March 31, 2013, the SIFMA rate was equal to approximately 0.1% resulting in a total cost of borrowing of approximately 2.0% on the outstanding balance on the TEBS Financing facility of $93.8 million (see Note 10).

In addition to the debt facilities, the Company has five outstanding mortgage loans collaterized by five MF Properties. The total outstanding mortgage loan principal is approximately $46.6 million. These mortgages carry current interest rates ranging from 2.8% to 5.9% with maturity dates ranging from May 2013 to February 2017 (see Note 11). The Partnership expects to extend the maturity of each of these loans as they come due throughout 2013.

In February 2013, the Partnership obtained a $7.5 million loan secured by the Maples on 97th property. This loan is with an unrelated third party and carries a fixed annual interest rate of approximately 3.6%, maturing on February 10, 2016. Title to the Maples on 97th property also transferred to the Partnership from the EAT (Maples on 97th) (a wholly-owned subsidiary of an unrelated title company) in February 2013 (see Note 11).

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

The Partnership’s principal uses of cash are the payment of distributions to unitholders, interest and principal on debt financing, and general and administrative expenses. The Partnership also uses cash to acquire additional investments.  Distributions to unitholders may increase or decrease at the determination of the General Partner.  The per unit cash available for distribution primarily depends on the amount of interest and other cash received by the Partnership from its portfolio of tax-exempt mortgage revenue bonds and other investments, the amount of the Partnership's outstanding debt and the effective interest rates paid by the Partnership on this debt, the level of operating and other cash expenses incurred by the Partnership and the number of units outstanding. During the first quarter of 2013, the Partnership generated cash available for distribution of $0.12 per unit as compared to a distribution of $0.125 per unit. See “Cash Available for Distribution,” on the following page. The General Partner believes that upon completion of its current investment and financing plans, the Partnership will be able to meet its liquidity requirements, including the payment of expenses, interest on its debt financing, and cash distributions to unitholders at the current level of $0.50 per unit per year without the use of unrestricted cash. However, if actual results vary from current projections and the actual CAD generated is less than the new regular distribution, such distribution amount may need to be reduced.

The Partnership's operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 40% and 60% of the total par value of the Partnership's tax-exempt mortgage bond portfolio.   As of March 31, 2013, the total par value of the Partnership's total bond portfolio is approximately $233.2 million which includes the tax-exempt bonds secured by the Greens Property which is eliminated upon consolidation.  The outstanding debt financing arrangements securitized with tax-exempt mortgage revenue bonds include the three TOB facilities with Deutsche Bank and the TEBS financing agreement with Freddie Mac. These debt financing arrangements have an outstanding balance of $116.4 million in total.  This calculates to a leverage ratio of 50%.  The Partnership's operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 60% and 80% of the total par value of the Partnership's other tax-exempt investments. The Partnership also has nine outstanding PHC and MBS TOB facilities at March 31, 2013, which have total outstanding borrowings of $75.7 million. These are securitizations of its PHC Certificates and MBS. The par value of its PHC Certificates and MBS is $98.9 million, which calculates to a leverage ratio of 77%. Additionally, the MF Properties are encumbered by mortgage loans with an aggregate principal balance of approximately $46.6 million.  These mortgage loans mature at various times from May 2013 through February 2017 (see Note 11 to the consolidated financial statements). The Partnership expects to extend the maturity of each of these loans as they come due throughout 2013. The debt financing plus mortgage loans total of $240.9 million results in a leverage ratio to Partnership Total Assets of 54%.

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

On a consolidated basis, cash provided by operating activities increased by approximately $2.3 million for the first three months of 2013 as compared to first three months of 2012 due to the increase in income from continuing operations and changes in working capital components.  Cash used for investing activities increased approximately $37.0 million for first three months of 2013 as compared to first three months of 2012. In the first three months of 2013 the Company used approximately $45.4 million for the purchase of the tax-exempt mortgage revenue bonds and related taxable bonds, MBS, and renovations on the Maples on 97th. Offsetting the use of cash, the Company received approximately $2.7 million from the release of construction restricted cash in connection with Maples on 97th and the TEBS financing facility. In addition, the Company realized approximately $4.2 million in net cash related to the realization of the Ohio Properties sale. The Company also received approximately $500,000 from principal repayments related to investments. In the first three months of 2012, approximately $1.8 million of cash was used for capital improvements and approximately $651,000 was received from the release of restricted cash in connection with the TEBS financing facility. The Company had approximately $20.6 million additional cash available from financing activities for the first three months of 2013 as compared to the first three months of 2012.  Financing cash flows in the first three months of 2013 included approximately $16.7 million of cash from the TOB Trust and Line of Credit borrowings and $7.5 million of cash from borrowing on Maples on 97th, offset by the use of cash to pay distributions and principal payments on debt.

Market Opportunities and Challenges

 We believe the current credit environment continues to create opportunities to acquire existing tax-exempt mortgage revenue bonds from distressed holders at attractive yields.  The Partnership continues to evaluate potential investments in bonds which are available on the secondary market.  We believe many of these bonds will meet our investment criteria and that we have a unique ability to analyze and close on these opportunities while maintaining our ability and willingness to also participate in primary market transactions.

Current credit and real estate market conditions also create opportunities to acquire quality MF Properties from distressed owners and lenders.  Our ability to restructure existing debt together with the ability to improve the operations of the apartment properties through our affiliated property management company can position these MF Properties for an eventual financing with tax-exempt mortgage revenue bonds.  We believe we can selectively acquire MF Properties, restructure debt and improve operations in order to create value to our unitholders in the form of a strong tax-exempt bond investment.

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
While some properties have been negatively affected, overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents and non-revenue units such as model units and employee units) of the apartment properties that the Partnership has financed with tax-exempt mortgage revenue bonds was approximately 84% for first three months of 2013 and approximately 85% for the first three months of 2012.  Overall economic occupancy of the MF Properties was approximately 80% for the three months ended March 31, 2013 and 2012. Based on the growth statistics in the markets these property operate, we expect to see improvement in property operations and profitability.

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

During June 2010, the Company completed a sales transaction whereby the Ohio Properties were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity (see Notes 2 and 9). The Company was required to follow the deposit method of accounting and had to defer to the gain until sufficient equity was invested into the Ohio Properties by the new unaffiliated owners. That equity was contributed and the gain was recognized in the consolidated financial statements during the first quarter 2013. As there were no on-going legal obligations related to the Ohio Properties or potential obligation to repay any sales proceeds, the deferred gain was shown as an addition in the CAD Calculation in 2010. Therefore the gain has been reversed in the first quarter 2013 CAD calculation. This gain met the definition of Net Residual Proceeds representing contingent interest (Tier 2 income) and was distributed 75% to the unitholders and 25% to the General Partner in 2010.

In addition to realizing the gain on sale of discontinued operations in the consolidated financial statements, the recognition of the sale of the Ohio Properties also allowed the Company to 1) realize approximately $3.9 million of tax-exempt interest income on the tax-exempt mortgage revenue bonds, 2) recognize approximately $1.1 million of taxable interest income on taxable property loans receivable it holds with the Ohio Properties, and 3) realize a $250,000 guarantee fee from the general partner owner of the Ohio Properties all in the first quarter of 2013 (see Notes 2 and 9). Tax-exempt mortgage interest income of $3.5 million of the $3.9 million had been previously received by the Partnership and reported in CAD, and as such, the amount was reversed in the first quarter of the 2013 CAD calculation.

Distributions

The Partnership has made an annual cash distribution of $0.50 per unit since 2009. Since realized CAD per unit in 2012 was less than the amount necessary to make distributions at the annual rate $0.50 per unit, the Partnership used approximately $5.8 million of unrestricted cash to supplement the deficit in 2012. The Partnership has historically supplemented its cash available for distribution with unrestricted cash when necessary and expects to continue to do so until the Partnership is able to complete its current plans to invest the net proceeds realized by the Partnership from the issuance of BUCs in May 2012 on a leveraged basis. The General Partner has identified a pipeline of tax-exempt mortgage revenue bonds which it began to acquire in first quarter of 2013 and is actively performing due diligence on the remaining tax-exempt mortgage revenue bonds to ensure they meet the Partnership's investment criteria. During the first quarter of 2013, the General Partner added tax-exempt mortgage revenue bonds with a par value of $38.4 million and one MBS with a par value of $2.5 million. The General Partner is also working with the Partnership's primary lender to finance a portion of the acquisition of these bonds and believes that upon completion of its current investment plans, the Partnership will be able to generate sufficient CAD to maintain cash distributions to unitholders at the current level of $0.50 per unit per year without the use of other available cash. However, there is no assurance that the Partnership will be able to generate CAD at levels in excess of the current annual distribution rate. In that case, the annual distribution rate per unit may need to be reduced.

The following tables show the calculation of CAD for the three months ended March 31, 2013 and 2012:

	For Three Months Ended March 31, 2013	For Three Months Ended March 31, 2012
Net income - America First Tax Exempt Investors L.P.	$8,321,426	$630,432
Net loss related to VIEs and eliminations due to consolidation	240,959	239,859
Net income before impact of VIE consolidation	$8,562,385	$870,291
Change in fair value of derivatives and interest rate derivative amortization	104,658	329,340
Depreciation and amortization expense (Partnership only)	1,238,459	718,714
Provision for loss on receivables	238,175	238,175
Deposit liability gain - sale of the Ohio Properties	(1,775,527)	—
Depreciation and amortization related to discontinued operations	4,230	205,698
Bond purchase discount accretion (net of cash received)	(47,275)	(75,906)
Greens Property deferred interest	166,526	—
Ohio Properties deferred interest and reversal of deferral	(3,517,258)	346,405
CAD	$4,974,373	$2,632,717
Weighted average number of units outstanding,
basic and diluted	42,772,928	30,122,928
Net income, basic and diluted, per unit	$0.19	$0.03
Total CAD per unit	$0.12	$0.09
Distributions per unit	$0.1250	$0.1250

Contractual Obligations

As discussed in the Annual report on Form 10-K, the debt and mortgage obligations consist of scheduled principal payments on the TOB financing facilities, the TEBS credit facility with Freddie Mac, and payments on the MF Property mortgages.

The Partnership has the following contractual obligations as of March 31, 2013:

	Payments due by period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Debt financing	$194,267,900	$101,444,900	$2,234,000	$90,589,000	$—
Mortgages payable	$46,558,021	$30,825,799	$13,740,243	$1,991,979	$—
Effective interest rate(s) (1)		2.51%	2.08%	1.53%	—%
Interest (2)	$11,427,990	$4,384,011	$4,392,961	$2,651,018	$—
Bond purchase commitment	$20,638,000	$—	$20,638,000	$—	$—

(1)	Interest rates shown are the average effective rates as of March 31, 2013 and include the impact of our interest rate derivatives.

(2)	Interest shown is estimated based upon current effective interest rates through maturity.

Recently Adopted Accounting Pronouncements

On February 5, 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements for significant items reclassified out of accumulated other comprehensive income. This guidance was adopted on January 1, 2013 and only impacted disclosure requirements and did not have any effect on the operating results or financial condition of the Partnership.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk, except as discussed below, from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of the Company’s 2012 Annual Report on Form 10-K.

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

The following table outlines the interest rate caps the Company has in place as of March 31, 2013:

		Effective	Maturity	Purchase
Date Purchased	Notional Amount	Capped Rate	Date	Price	Counterparty

September 2, 2010	31,936,667	3%	September 1, 2017	921,000	Bank of New York Mellon

September 2, 2010	31,936,667	3%	September 1, 2017	845,600	Barclays Bank PLC

September 2, 2010	31,936,667	3%	September 1, 2017	928,000	Royal Bank of Canada

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $105,000 and $329,000 for the three months ended March 31, 2013 and 2012, respectively.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Company are described in Item 1A "Risk Factors" of the Company's 2012 Annual Report on Form 10-K.

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
31.1  Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2  Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1  Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2  Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) the Condensed Consolidated Statements of Partners' Capital for the three months ended March 31, 2013 and 2012, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Date: May 10, 2013	By:	/s/ Mark Hiatt
Mark Hiatt
Chief Executive Officer

Date: May 10, 2013	By:	/s/ Timothy Francis
Timothy Francis
Chief Financial Officer