Form 10-Q
period 2013-06-30
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2013-08-09
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1A	Risk Factors	70
Item 6	Exhibits	70

SIGNATURES	71

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

These forward-looking statements are subject to various risks and uncertainties, including those relating to:

•	defaults on the mortgage loans securing our tax-exempt mortgage revenue bonds and mortgage-backed securities;

•	risks associated with investing in multifamily apartments, including changes in business conditions and the general economy;

•	changes in short-term interest rates;

•	our ability to use borrowings to finance our assets;

•	current negative economic and credit market conditions

•	changes in government regulations affecting our business; and

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

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$23,985,725	$30,172,773
Restricted cash	8,205,726	5,471,522
Interest receivable	6,481,932	8,473,360
Tax-exempt mortgage revenue bonds held in trust, at fair value (Notes 4 & 10)	158,419,660	99,534,082
Tax-exempt mortgage revenue bonds, at fair value (Note 4)	40,695,933	45,703,294
Public housing capital fund trusts, at fair value (Note 5)	62,759,268	65,389,298
Mortgage-backed securities, at fair value (Note 6)	41,092,433	32,121,412
Real estate assets: (Note 7)
Land	12,488,232	11,202,876
Buildings and improvements	112,059,618	93,615,479
Real estate assets before accumulated depreciation	124,547,850	104,818,355
Accumulated depreciation	(21,772,145)	(19,330,063)
Net real estate assets	102,775,705	85,488,292
Other assets (Note 8)	11,739,071	8,216,295
Assets of discontinued operations (Note 9)	9,972,795	32,580,427
Total Assets	$466,128,248	$413,150,755

Liabilities
Accounts payable, accrued expenses and other liabilities	$4,537,156	$5,013,947
Distribution payable	5,870,784	5,566,908
Debt financing (Note 10)	225,447,000	177,948,000
Mortgages payable (Note 11)	46,486,463	39,119,507
Liabilities of discontinued operations (Note 9)	141,160	1,531,462
Total Liabilities	282,482,563	229,179,824

Commitments and Contingencies (Note 16)

Partners' Capital
General Partner (Note 2)	5,114	(430,087)
Beneficial Unit Certificate holders	207,855,207	207,383,087
Unallocated deficit of Consolidated VIEs	(25,578,906)	(25,035,808)
Total Partners' Capital	182,281,415	181,917,192
Noncontrolling interest (Note 7)	1,364,270	2,053,739
Total Capital	183,645,685	183,970,931
Total Liabilities and Partners' Capital	$466,128,248	$413,150,755

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues:
Property revenues	$3,952,046	$2,855,949	$7,684,853	$5,816,349
Investment income	4,595,197	2,288,646	12,311,814	4,660,050
Contingent tax-exempt interest income	6,497,160	—	6,497,160	—
Other interest income	96,180	43,427	1,341,165	82,772
Gain on sale of bonds	—	667,821	—	667,821
Other income	—	—	250,000	—
Total revenues	15,140,583	5,855,843	28,084,992	11,226,992
Expenses:
Real estate operating (exclusive of items shown below)	2,315,325	1,745,052	4,372,361	3,360,428
Realized loss on taxable property loan	4,557,741	—	4,557,741	—
Provision for loan loss	96,000	—	96,000	—
Provision for loss on receivables	3,523	238,175	241,698	476,350
Depreciation and amortization	1,661,082	1,150,615	3,242,458	2,214,382
Interest	1,426,349	1,496,970	2,962,622	2,765,786
General and administrative	1,141,444	1,048,366	2,111,935	1,698,945
Total expenses	11,201,464	5,679,178	17,584,815	10,515,891
Income from continuing operations	3,939,119	176,665	10,500,177	711,101
Income from discontinued operations (including gain on sale of MF Properties of $1,775,527 in the first quarter of 2013)	166,887	251,601	2,099,906	486,749
Net income	4,106,006	428,266	12,600,083	1,197,850
Net income attributable to noncontrolling interest	150,846	122,218	323,497	261,370
Net income - America First Tax Exempt Investors, L.P.	$3,955,160	$306,048	$12,276,586	$936,480

Net income (loss) allocated to:
General Partner	$508,033	$165,927	$1,019,784	$174,630
Limited Partners - Unitholders	3,749,266	399,129	11,799,900	1,260,717
Unallocated loss of Consolidated Property VIEs	(302,139)	(259,008)	(543,098)	(498,867)
Noncontrolling interest	150,846	122,218	323,497	261,370
	$4,106,006	$428,266	$12,600,083	$1,197,850
Unitholders' interest in net income per unit (basic and diluted):
Income from continuing operations	$0.09	$—	$0.23	$0.02
Income from discontinued operations	—	0.01	0.05	0.02
Net income, basic and diluted, per unit	$0.09	$0.01	$0.28	$0.04
Weighted average number of units outstanding, basic and diluted	42,772,928	33,682,818	42,772,928	31,912,707

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income	$4,106,006	$428,266	$12,600,083	$1,197,850
Unrealized (loss) gain on securities	(8,276,828)	4,074,444	(5,476,209)	6,922,051
Comprehensive (loss) income - America First Tax Exempt Investors, L.P.	$(4,170,822)	$4,502,710	$7,123,874	$8,119,901

Comprehensive (loss) income allocated to:
General Partner	$425,265	$206,672	$965,022	$243,851
Limited Partners - Unitholders	(4,444,794)	4,432,828	6,378,453	8,113,547
Unallocated loss of Consolidated Property VIEs	(302,139)	(259,008)	(543,098)	(498,867)
Noncontrolling interest	150,846	122,218	323,497	261,370
Comprehensive (loss) income - America First Tax Exempt Investors, L.P.	$(4,170,822)	$4,502,710	$7,123,874	$8,119,901

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2013 and 2012
(UNAUDITED)

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non- controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$(430,087)	42,772,928	$207,383,087	$(25,035,808)	$2,053,739	$183,970,931	$7,161,381
Deconsolidation of Ohio Properties	14,064		1,392,303	—	(1,012,966)	393,401	1,406,367
Redemption of tax-exempt mortgage revenue bond	(6,518)		(645,331)	—	—	(651,849)	(651,849)
Foreclosure of tax-exempt mortgage revenue bond	40,807		4,039,927	—	—	4,080,734	4,080,734
Distributions paid or accrued	(578,174)		(10,693,232)	—	—	(11,271,406)	—
Net income (loss)	1,019,784		11,799,900	(543,098)	323,497	12,600,083	—
Unrealized loss on securities	(54,762)		(5,421,447)	—	—	(5,476,209)	(5,476,209)
Balance at June 30, 2013	$5,114	42,772,928	$207,855,207	$(25,578,906)	$1,364,270	$183,645,685	$6,520,424

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non- controlling Interest	Total	Accumulated Other Comprehensive Income
Balance at January 1, 2012	$(354,006)	30,122,928	$154,911,228	$(23,512,962)	$544,785	$131,589,045	$95,894
Equity raise	—	12,650,000	59,948,265	—	—	59,948,265	—
Noncontrolling interest contribution	—		—	—	4,037	4,037	—
Distributions paid or accrued	(253,936)		(9,111,982)	—	—	(9,365,918)	—
Net income (loss)	174,630		1,260,717	(498,867)	261,370	1,197,850	—
Unrealized gain on securities	69,221		6,852,830	—	—	6,922,051	6,922,051
Balance at June 30, 2012	$(364,091)	42,772,928	$213,861,058	$(24,011,829)	$810,192	$190,295,330	$7,017,945

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For Six Months Ended,
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net income	$12,600,083	$1,197,850
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense	3,250,911	3,056,181
Provision for loss from receivables	241,698	476,350
Non-cash (gain) loss on derivatives	(136,246)	780,497
Bond premium/discount amortization	(166,811)	(215,777)
Gain on sale of bonds	—	(667,821)
Gain on the sale of the Ohio Properties	(1,775,527)	—
Contingent interest realized upon the redemption of the Iona Lakes tax-exempt mortgage revenue bond	(6,497,160)	—
Realized loss on taxable property loan	4,557,741	—
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(1,901,440)	(1,073,526)
(Increase) decrease in other assets	(1,679,436)	262,683
(Decrease) increase in accounts payable and accrued expenses	(2,585,429)	90,823
Net cash provided operating activities	5,908,384	3,907,260
Cash flows from investing activities:
Capital expenditures	(4,723,977)	(3,744,461)
Acquisition of tax-exempt mortgage revenue bonds	(62,210,000)	(10,164,815)
Proceeds from sale of Ohio Properties	16,195,000	—
Investment in Ohio Properties bonds	(18,313,000)	—
Cash received from taxable property loans receivable - Ohio Properties	4,064,089	—
Proceeds from the redemption/sale of bonds	21,935,343	16,829,960
Acquisition of mortgage-backed securities	(12,629,888)	—
Acquisition of taxable bonds	(1,635,000)	—
Decrease in restricted cash	26,811	208,195
Restricted cash - debt collateral (paid) released	(2,321,608)	7,248,436
Change in restricted cash - Greens Property sale	2,546,362	—
Principal payments received on tax-exempt and taxable mortgage revenue bonds	1,402,947	594,134
Net cash (used) provided by investing activities	(55,662,921)	10,971,449
Cash flows from financing activities:
Distributions paid	(10,967,531)	(7,714,741)
Proceeds from debt financing	42,530,000	3,167,342
Proceeds from sale of beneficial unit certificates	—	59,948,265
Principal borrowings on mortgages payable	7,500,000	—
Net change in line of credit	6,000,000	—
Principal payments on debt and mortgage financing	(1,284,044)	(8,445,491)
Decrease in liabilities related to restricted cash	(26,811)	(208,195)
Debt financing costs	(334,308)	(34,188)
Sale of LP Interests	—	4,037
Net cash provided by financing activities	43,417,306	46,717,029
Net (decrease) increase in cash and cash equivalents	(6,337,231)	61,595,738
Cash and cash equivalents at beginning of period, including cash and cash equivalents of discontinued operations of $158,727 and $126,572, respectively	30,331,500	20,213,413
Cash and cash equivalents at end of period, including cash and cash equivalents of discontinued operations of $8,544 and $62,910, respectively	$23,994,269	$81,809,151

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)

	For Six Months Ended,
	June 30, 2013	June 30, 2012
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,913,874	$2,077,832
Distributions declared but not paid	$5,870,784	$5,562,518
Supplemental disclosure of non cash activities:
Capital expenditures financed through accounts and notes payable	$1,460,185	$73,765
Deconsolidation of the Ohio Properties - noncontrolling interest	$1,012,966	$—
Recognition of taxable property loans receivable - Ohio Properties	$1,236,236	$—
Conversion of Woodland Park tax-exempt mortgage revenue bond to MF Property	$15,662,000	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

1.  Basis of Presentation

General

America First Tax Exempt Investors, L.P. (the “Partnership”) was formed on April 2, 1998, under the Delaware Revised Uniform Limited Partnership Act for the primary purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential properties.  Interest on these bonds is excludable from gross income for federal income tax purposes.  As a result, most of the income earned by the Partnership is exempt from federal income taxes.  The Partnership may also invest in other types of tax-exempt securities that may or may not be secured by real estate and may make taxable property loans secured by multifamily properties which are financed by tax-exempt mortgage revenue bonds held by the Partnership.  The Partnership generally does not seek to acquire direct interests in real property as long term or permanent investments.  The Partnership may, however, acquire real estate securing its tax-exempt mortgage revenue bonds or taxable mortgage loans through foreclosure in the event of a default.  In addition, the Partnership may acquire interests in multifamily apartment properties (“MF Properties”) in order to position itself for future investments in tax-exempt mortgage revenue bonds issued to finance these properties. The Partnership expects to sell its interest in these MF Properties in connection with the future syndication of low income housing tax credits under Section 42 of the Internal Revenue Code ("LIHTCs") or to a tax-exempt organization and to acquire tax-exempt mortgage revenue bonds on these properties to provide debt financing to the new owners.

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

•	Nine multifamily apartments ("MF Properties") which are either wholly or majority owned by subsidiaries of the Partnership.

•	One apartment property, the Greens of Pine Glen ("Greens Property")which is reported as discontinued operations (Note 9).

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The accompanying interim unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. These condensed consolidated financial statements and notes have been prepared consistently with the 2012 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2013, and the results of operations for the interim periods presented have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

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

During the first quarter of 2013, BC Partners contributed $6.5 million of capital into the Ohio Properties which was sufficient to allow the Company to recognize the sale pursuant to the accounting guidance. The Company determined that the approximate $1.8 million gain from the sale of the Ohio Properties was Tier 2 income in 2010, the year in which the Ohio Properties were sold to the unaffiliated not-for-profit. As such, 25% of that gain was distributed to AFCA 2 in 2010 and there was no Tier 2 income reported in 2013 related to the Ohio Properties.

The deposit method of accounting for real estate sales required both the deferral of the gain from the real estate sale and also did not allow recognition of the tax-exempt interest payments by the Ohio Properties to the Company between June 2010 and the date of the equity contribution by BC Partners. In conjunction with the recognition of the real estate sale, approximately $3.5 million of tax-exempt interest was recognized within investment income in the first quarter of 2013 which represents the tax-exempt interest payments received from the Ohio Properties between June 2010 and December 2012. In addition, the Partnership reported approximately $1.1 million in taxable note interest income and $250,000 guarantee fee from the general partner of the Ohio Properties during the first quarter of 2013 (Note 9). The deposit method of accounting also deferred the recognition of the sale of the the Ohio Properties and the purchase of the tax-exempt mortgage revenue bonds they secure in the consolidated statement of cash flows. As such, these transactions were recognized in the consolidated statement of cash flows in 2013.

3.  Variable Interest Entities

The Partnership invests in federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  The Partnership owns 100% of these bonds and each bond is secured by a first mortgage on the property.  In certain cases, the Partnership has also made taxable property loans to the property owners which are secured by second mortgages on these properties.  Although each multifamily property financed with tax-exempt mortgage revenue bonds held by the Partnership is owned by a separate entity in which the Partnership has no equity ownership interest, the debt financing provided by the Partnership creates a variable interest in these ownership entities that may require the Partnership to report the assets, liabilities, and results of operations of these entities on a consolidated basis under GAAP.

The Partnership determined that five of the entities financed by tax-exempt mortgage revenue bonds owned by the Partnership are held by VIEs as of June 30, 2013 and December 31, 2012.  These VIEs are Ashley Square, Bent Tree, Cross Creek, Fairmont Oaks, and Lake Forest. At December 31, 2012, the Partnership also determined that the Exchange Accommodation Titleholder ("EAT (Maples on 97th)") was also a VIE based on the Qualified Exchange Accommodation Agreement and Master Lease Agreement between the Partnership and EAT (Maples on 97th).

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

Consolidated VIEs

In determining the primary beneficiary of these VIEs, the Partnership considers the activities of the VIE which most significantly impact the VIEs' economic performance, who has the power to control such activities, the risks which the entities were designed to create, the variability associated with those risks and the interests which absorb such variability.  The Partnership also considers the related party relationship of the entities involved in the VIEs.  It was determined that the Partnership, as part of the related party group, met both of the primary beneficiary criteria and was the most closely associated with the VIEs and; therefore, was determined to be the primary beneficiary of the following VIEs at June 30, 2013: Bent Tree, Fairmont Oaks, and Lake Forest. The capital structure of Bent Tree, Fairmont Oaks, and Lake Forest consists of senior debt, subordinated debt, and equity capital.  The senior debt is in the form of a tax-exempt mortgage revenue bonds and accounts for the majority of each VIE's total capital. As the bondholder, the Partnership is entitled to principal and interest payments and has certain protective rights as established by the bond documents.  The equity ownership of the consolidated VIEs is ultimately held by corporations which are owned by four individuals, two of which are related parties.  Additionally, each of these properties is managed by an affiliate of the Partnership, America First Properties Management Company, LLC (“Properties Management”) which is an affiliate of Burlington Capital Group, LLC ("Burlington").

In August 2012, the EAT (Maples on 97th), a wholly-owned subsidiary of a Title Company which owned a multi-family property located in Omaha, Nebraska, executed a Master Lease Agreement and Construction Management Agreement with the Partnership. These two agreements gave the Partnership the rights and obligations to manage this property as well as the rehabilitation during the six month hold period which contractually ended in February 2013. The Partnership determined that it was the primary beneficiary of the EAT (Maples on 97th) and consolidated the EAT as a VIE as of December 31, 2012. Based on the terms of the Master Lease Agreement, the Partnership reported the rental income and related real estate operating expenses for the Maples on 97th property during the six month holding period as an MF Property since it had all the rights and obligations of landlord for the property. In February 2013, title to the Maples on 97th property transferred to the Partnership from the EAT (Maples on 97th) and the property is reported as an MF Property in the consolidated balance sheet as of June 30, 2013.

Non-Consolidated VIEs

The Company did not consolidate two VIE entities, Ashley Square and Cross Creek June 30, 2013.  In determining the primary beneficiary of these VIEs, the Partnership considered the activities of each VIE which most significantly impact the VIEs' economic performance, who has the power to control such activities, the risks which the entities were designed to create, the variability associated with those risks and the interests which absorb such variability.  The significant activities of the VIE that impact the economic performance of the entity include leasing and maintaining apartments, determining if the property is to be sold, decisions relating to debt refinancing, the selection of or replacement of the property manager and the approval of the operating and capital budgets.  As discussed below, while the capital structures of these VIEs resulted in the Partnership holding a majority of the variable interests in these VIEs, the Partnership determined it does not have the power to direct the activities of these VIEs that most significantly impact the VIEs’ economic performance and, as a result, is not the primary beneficiary of these VIEs.

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

The following table presents information regarding the carrying value and classification of the assets held by the Partnership as of June 30, 2013, which constitute a variable interest in Ashley Square and Cross Creek.

	Balance Sheet Classification	Carrying Value	Maximum Exposure to Loss
Ashley Square Apartments
Tax Exempt Mortgage Revenue Bond	Bond Investment	$5,497,964	$5,236,000
Taxable Property Loan	Other Asset	1,416,000	6,887,254
		$6,913,964	$12,123,254
Cross Creek Apartments
Tax Exempt Mortgage Revenue Bond	Bond Investment	$8,015,734	$6,024,018
Taxable Property Loans	Other Asset	3,383,615	3,383,615
		$11,399,349	$9,407,633

The tax-exempt mortgage revenue bonds are classified on the balance sheet as available for sale investments and are carried at fair value while taxable property loans are presented on the balance sheet as Other assets and are carried at the unpaid principal and interest less any loan loss reserves.  See Note 4 for additional information regarding the bonds and Note 8 for additional information regarding the taxable property loans.  The maximum exposure to loss for the bonds is equal to the unpaid principal balance as of June 30, 2013.  The difference between the tax-exempt mortgage revenue bond's carrying value and the maximum exposure to loss is a function of the fair value of the bond.  The difference between the taxable property loan's carrying value and the maximum exposure is the value of loan loss reserves that have been previously recorded against the outstanding taxable property loan balances.

The following tables present the effects of the consolidation of the Consolidated VIEs on the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

Condensed Consolidating Balance Sheets as of June 30, 2013 and December 31, 2012:

	Partnership as of June 30, 2013	Consolidated VIEs as of June 30, 2013	Consolidation -Elimination as of June 30, 2013	Total as of June 30, 2013
Assets
Cash and cash equivalents	$23,953,918	$31,807	$—	$23,985,725
Restricted cash	7,135,454	1,070,272	—	8,205,726
Interest receivable	12,802,909	—	(6,320,977)	6,481,932
Tax-exempt mortgage revenue bonds held in trust, at fair value	183,013,167	—	(24,593,507)	158,419,660
Tax-exempt mortgage revenue bonds, at fair value	40,695,933	—	—	40,695,933
Public housing capital fund trusts, at fair value	62,759,268	—	—	62,759,268
Mortgage-backed securities, at fair value	41,092,433	—	—	41,092,433
Real estate assets:
Land	9,238,188	3,250,044	—	12,488,232
Buildings and improvements	79,857,792	32,201,826	—	112,059,618
Real estate assets before accumulated depreciation	89,095,980	35,451,870	—	124,547,850
Accumulated depreciation	(7,362,917)	(14,409,228)	—	(21,772,145)
Net real estate assets	81,733,063	21,042,642	—	102,775,705
Other assets	20,924,637	664,567	(9,850,133)	11,739,071
Assets of discontinued operations	9,972,795	—	—	9,972,795
Total Assets	$484,083,577	$22,809,288	$(40,764,617)	$466,128,248

Liabilities
Accounts payable, accrued expenses and other liabilities	$3,911,863	$28,015,588	$(27,390,295)	$4,537,156
Distribution payable	5,870,784	—	—	5,870,784
Debt financing	225,447,000	—	—	225,447,000
Mortgages payable	46,486,463	24,026,000	(24,026,000)	46,486,463
Liabilities of discontinued operations	141,160	—	—	141,160
Total Liabilities	281,857,270	52,041,588	(51,416,295)	282,482,563
Partners' Capital
General Partner	5,114	—	—	5,114
Beneficial Unit Certificate holders	200,856,923	—	6,998,284	207,855,207
Unallocated deficit of Consolidated VIEs	—	(29,232,300)	3,653,394	(25,578,906)
Total Partners' Capital	200,862,037	(29,232,300)	10,651,678	182,281,415
Noncontrolling interest	1,364,270	—	—	1,364,270
Total Capital	202,226,307	(29,232,300)	10,651,678	183,645,685
Total Liabilities and Partners' Capital	$484,083,577	$22,809,288	$(40,764,617)	$466,128,248

	Partnership as of December 31, 2012	Consolidated VIEs as of December 31, 2012	Consolidation -Elimination as of December 31, 2012	Total as of December 31, 2012
Assets
Cash and cash equivalents	$30,123,447	$49,326	$—	$30,172,773
Restricted cash	4,538,071	933,451	—	5,471,522
Interest receivable	14,131,063	—	(5,657,703)	8,473,360
Tax-exempt mortgage revenue bonds held in trust, at fair value	124,149,600	—	(24,615,518)	99,534,082
Tax-exempt mortgage revenue bonds, at fair value	45,703,294	—	—	45,703,294
Public housing capital fund trusts, at fair value	65,389,298	—	—	65,389,298
Mortgage-backed securities, at fair value	32,121,412	—	—	32,121,412
Real estate assets:
Land	6,798,407	4,404,469	—	11,202,876
Buildings and improvements	55,776,753	37,838,726	—	93,615,479
Real estate assets before accumulated depreciation	62,575,160	42,243,195	—	104,818,355
Accumulated depreciation	(5,458,961)	(13,871,102)	—	(19,330,063)
Net real estate assets	57,116,199	28,372,093	—	85,488,292
Other assets	22,923,356	852,321	(15,559,382)	8,216,295
Assets of discontinued operations	32,580,427	—	—	32,580,427
Total Assets	$428,776,167	$30,207,191	$(45,832,603)	$413,150,755

Liabilities
Accounts payable, accrued expenses and other liabilities	$2,330,852	$28,529,405	$(25,846,310)	$5,013,947
Distribution payable	5,566,908	—	—	5,566,908
Debt financing	177,948,000	—	—	177,948,000
Mortgages payable	39,119,507	24,158,000	(24,158,000)	39,119,507
Liabilities of discontinued operations	1,531,462	—	—	1,531,462
Total Liabilities	226,496,729	52,687,405	(50,004,310)	229,179,824
Partners' Capital
General Partner	(430,087)	—	—	(430,087)
Beneficial Unit Certificate holders	200,655,786	—	6,727,301	207,383,087
Unallocated deficit of Consolidated VIEs	—	(22,480,214)	(2,555,594)	(25,035,808)
Total Partners' Capital	200,225,699	(22,480,214)	4,171,707	181,917,192
Noncontrolling interest	2,053,739	—	—	2,053,739
Total Capital	202,279,438	(22,480,214)	4,171,707	183,970,931
Total Liabilities and Partners' Capital	$428,776,167	$30,207,191	$(45,832,603)	$413,150,755

Condensed Consolidating Statements of Operations for the three months ended June 30, 2013 and 2012:

	Partnership For the Three Months Ended June 30, 2013	Consolidated VIEs For the Three Months Ended June 30, 2013	Consolidation -Elimination For the Three Months Ended June 30, 2013	Total For the Three Months Ended June 30, 2013
Revenues:
Property revenues	$2,731,740	$1,220,306	$—	$3,952,046
Investment income	4,971,873	—	(376,676)	4,595,197
Contingent tax-exempt interest income	6,497,160	—	—	6,497,160
Other interest income	96,180	—	—	96,180
Total revenues	14,296,953	1,220,306	(376,676)	15,140,583
Expenses:
Real estate operating (exclusive of items shown below)	1,515,316	800,009	—	2,315,325
Realized loss on taxable property loan	4,557,741	—	—	4,557,741
Provision for loan loss	96,000	—	—	96,000
Provision for loss on receivables	3,523	—	—	3,523
Depreciation and amortization	1,315,322	356,550	(10,790)	1,661,082
Interest	1,426,349	825,466	(825,466)	1,426,349
General and administrative	1,141,444	—	—	1,141,444
Total expenses	10,055,695	1,982,025	(836,256)	11,201,464
Income (loss) from continuing operations	4,241,258	(761,719)	459,580	3,939,119
Income from discontinued operations	166,887	—	—	166,887
Net income (loss)	4,408,145	(761,719)	459,580	4,106,006
Net income attributable to noncontrolling interest	150,846	—	—	150,846
Net income (loss) - America First Tax Exempt Investors, L. P.	$4,257,299	$(761,719)	$459,580	$3,955,160

	Partnership For the Three Months Ended June 30, 2012	Consolidated VIEs For the Three Months Ended June 30, 2012	Consolidation -Elimination For the Three Months Ended June 30, 2012	Total For the Three Months Ended June 30, 2012
Revenues:
Property revenues	$1,656,204	$1,199,745	$—	$2,855,949
Mortgage revenue bond investment income	2,669,348	—	(380,702)	2,288,646
Other interest income	43,427	—	—	43,427
Gain on sale of bonds	667,821	—	—	667,821
Total revenues	5,036,800	1,199,745	(380,702)	5,855,843
Expenses:
Real estate operating (exclusive of items shown below)	1,013,757	731,295	—	1,745,052
Provision for loss on receivables	238,175	—	—	238,175
Depreciation and amortization	803,858	357,661	(10,904)	1,150,615
Interest	1,496,970	803,693	(803,693)	1,496,970
General and administrative	1,048,366	—	—	1,048,366
Total expenses	4,601,126	1,892,649	(814,597)	5,679,178
Income (loss) from continuing operations	435,674	(692,904)	433,895	176,665
Income from discontinued operations	251,601	—	—	251,601
Net income (loss)	687,275	(692,904)	433,895	428,266
Net income attributable to noncontrolling interest	122,218	—	—	122,218
Net income (loss) - America First Tax Exempt Investors, L. P.	$565,057	$(692,904)	$433,895	$306,048

	Partnership For the Six Months Ended June 30, 2013	Consolidated VIEs For the Six Months Ended June 30, 2013	Consolidation -Elimination For the Six Months Ended June 30, 2013	Total For the Six Months Ended June 30, 2013
Revenues:
Property revenues	$5,251,478	$2,433,375	$—	$7,684,853
Mortgage revenue bond investment income	13,066,199	—	(754,385)	12,311,814
Contingent tax-exempt interest income	6,497,160	—	—	6,497,160
Other interest income	1,341,165	—	—	1,341,165
Other income	250,000	—	—	250,000
Total revenues	26,406,002	2,433,375	(754,385)	28,084,992
Expenses:
Real estate operating (exclusive of items shown below)	2,838,950	1,533,411	—	4,372,361
Realized loss on taxable property loan	4,557,741	—	—	4,557,741
Provision for loan loss	96,000	—	—	96,000
Provision for loss on receivables	241,698	—	—	241,698
Depreciation and amortization	2,553,781	710,286	(21,609)	3,242,458
Interest	2,962,622	1,644,629	(1,644,629)	2,962,622
General and administrative	2,111,935	—	—	2,111,935
Total expenses	15,362,727	3,888,326	(1,666,238)	17,584,815
Income (loss) from continuing operations	11,043,275	(1,454,951)	911,853	10,500,177
Income from discontinued operations (including gain on sale of MF Properties of $1,775,527 in the first quarter of 2013)	2,099,906	—	—	2,099,906
Net income (loss)	13,143,181	(1,454,951)	911,853	12,600,083
Net income attributable to noncontrolling interest	323,497	—	—	323,497
Net income (loss) - America First Tax Exempt Investors, L. P.	$12,819,684	$(1,454,951)	$911,853	$12,276,586

	Partnership For the Six Months Ended June 30, 2012	Consolidated VIEs For the Six Months Ended June 30, 2012	Consolidation -Elimination For the Six Months Ended June 30, 2012	Total For the Six Months Ended June 30, 2012
Revenues:
Property revenues	$3,421,695	$2,394,654	$—	$5,816,349
Investment income	5,422,425	—	(762,375)	4,660,050
Other interest income	82,772	—	—	82,772
Gain on sale of bonds	667,821	—	—	667,821
Total revenues	9,594,713	2,394,654	(762,375)	11,226,992
Expenses:
Real estate operating (exclusive of items shown below)	1,921,092	1,439,336	—	3,360,428
Provision for loss on receivables	476,350	—	—	476,350
Depreciation and amortization	1,522,571	713,647	(21,836)	2,214,382
Interest	2,765,786	1,602,835	(1,602,835)	2,765,786
General and administrative	1,698,945	—	—	1,698,945
Total expenses	8,384,744	3,755,818	(1,624,671)	10,515,891
Income (loss) from continuing operations	1,209,969	(1,361,164)	862,296	711,101
Income from discontinued operations	486,749	—	—	486,749
Net income (loss)	1,696,718	(1,361,164)	862,296	1,197,850
Net income attributable to noncontrolling interest	261,370	—	—	261,370
Net income (loss) - America First Tax Exempt Investors, L. P.	$1,435,348	$(1,361,164)	$862,296	$936,480

4.  Investments in Tax-Exempt Bonds

The tax-exempt mortgage revenue bonds owned by the Company have been issued to provide construction and/or permanent financing of multifamily residential properties and do not include the tax-exempt mortgage revenue bonds issued with respect to properties owned by Consolidated VIEs or the Greens Property which is presented as a discontinued operation at June 30, 2013 and December 31, 2012. In addition, at December 31, 2012, the bonds secured by the Ohio Properties were not included as tax-exempt mortgage revenue bonds but were presented as part of discontinued operations (Note 2 and Note 9). Tax-exempt mortgage revenue bonds are either held directly by the Company or are held in trusts created in connection with debt financing transactions (Note 10). The Company had the following investments in tax-exempt mortgage revenue bonds as of dates shown:

	June 30, 2013
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Arbors at Hickory Ridge (2)	$11,578,847	$952,636	$—	$12,531,483
Ashley Square (1)	5,236,000	261,964	—	5,497,964
Autumn Pines (2)	12,237,495	1,078,614	—	13,316,109
Avistar on the Boulevard A Bond (2)	13,760,000	—	(202,410)	13,557,590
Avistar at Chase Hill A Bond (2)	8,960,000	—	(131,802)	8,828,198
Avistar at the Crest A Bond (2)	8,759,000	—	(667,699)	8,091,301
Bella Vista (1)	6,545,000	92,088	—	6,637,088
Bridle Ridge (1)	7,740,000	107,509	—	7,847,509
Brookstone (1)	7,459,078	1,474,290	—	8,933,368
Cross Creek (1)	6,024,018	1,991,716	—	8,015,734
Lost Creek (1)	15,823,286	3,781,390	—	19,604,676
Ohio Bonds A Bonds (1)	14,540,000	1,041,995	—	15,581,995
Runnymede (1)	10,565,000	603,578	—	11,168,578
Southpark (1)	11,944,426	2,421,085	—	14,365,511
Woodlynn Village (1)	4,443,000	—	(444)	4,442,556
Tax-exempt mortgage revenue bonds held in trust	$145,615,150	$13,806,865	$(1,002,355)	$158,419,660

	June 30, 2013
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Avistar on the Boulevard B Bond	3,216,000	33,864	—	3,249,864
Avistar at Chase Hill B Bond	2,005,000	—	(72,962)	1,932,038
Avistar at the Crest B Bond	1,700,000	—	(61,863)	1,638,137
Dublin	8,354,000	—	—	8,354,000
Kingswood	5,389,000	—	—	5,389,000
Ohio B Bonds	3,588,310	259,283	—	3,847,593
Renaissance	2,875,000	137,483	—	3,012,483
Vantage at Judson	6,049,000	31,818	—	6,080,818
Waterford	7,192,000	—	—	7,192,000
Tax-exempt mortgage revenue bonds	$40,368,310	$462,448	$(134,825)	$40,695,933
(1) Bonds owned by ATAX TEBS I, LLC, Note 10
(2) Bond held by Deutsche Bank in a secured financing transaction, Note 10

	December 31, 2012
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gains	Unrealized Loss	Estimated Fair Value
Ashley Square (1)	$5,260,000	$246,981	$—	$5,506,981
Autumn Pines (2)	12,217,004	953,024	—	13,170,028
Bella Vista (1)	6,600,000	93,324	—	6,693,324
Bridle Ridge (1)	7,765,000	108,632	—	7,873,632
Brookstone (1)	7,453,246	1,459,408	—	8,912,654
Cross Creek (1)	6,004,424	1,994,911	—	7,999,335
Lost Creek (1)	15,987,744	3,467,182	—	19,454,926
Runnymede (1)	10,605,000	491,330	—	11,096,330
Southpark (1)	11,904,968	2,462,350	—	14,367,318
Woodlynn Village (1)	4,460,000	—	(446)	4,459,554
Tax-exempt mortgage revenue bonds held in trust	$88,257,386	$11,277,142	$(446)	$99,534,082

	December 31, 2012
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Arbors at Hickory Ridge	$11,581,485	$610,785	$—	$12,192,270
Iona Lakes	15,535,000	554,910	—	16,089,910
Vantage at Judson	6,049,000	—	(847)	6,048,153
Woodland Park	15,662,000	—	(4,289,039)	11,372,961
Tax-exempt mortgage revenue bonds	$48,827,485	$1,165,695	$(4,289,886)	$45,703,294

(1) Bonds owned by ATAX TEBS I, LLC, Note 10
(2) Bond held by Deutsche Bank in a secured financing transaction, Note 10

In June 2013, the Partnership redeemed its interest in the Iona Lakes tax-exempt mortgage revenue bond for approximately $21.9 million. This redemption resulted in the realization of approximately $6.5 million in tax-exempt contingent interest income and approximately $4.6 million realized loss on a taxable property loan. The trust indenture for this bond had a waterfall feature which stipulated that all unpaid contingent interest must be paid prior to making payment on any taxable loans between the owner of the bond and the property.

The Partnership, as sole bondholder, previously directed the bond trustee to file a foreclosure action on the Woodland Park tax-exempt mortgage revenue bond. On February 28, 2013, the court granted Summary Judgment in the bond trustee's favor confirming that the tax-exempt mortgage revenue bond is senior to mechanic's liens filed on the property. Subsequently, the court ordered a sale of the Woodland Park property and on April 23, 2013, the Partnership made a bid to purchase the property for the amount of the outstanding principal and interest it is owed which was the winning bid. The Partnership's Motion of Confirmation was approved by the court on May 2, 2013. The bond trustee assigned its right to the property to the Partnership on May 8, 2013 and the Partnership received the Sheriff's deed conveying title to a wholly-owned subsidiary of the Partnership on May 29, 2013. Woodland Park became an MF Property upon title conveyance (Note 7). The Partnership now has the option of converting the property to a market rate rent execution or maintain it as an affordable rental property.  The Partnership will continue to assess its long-term strategy for the property to maximize its economic value.

In June 2013, the Partnership acquired six tax-exempt mortgage revenue bonds secured by three properties located in San Antonio, Texas. The bond purchases are as follows: approximately $5.8 million par value Series A and approximately $2.5 million par value Series B tax-exempt mortgage revenue bonds secured by the Dublin Apartments, a 156 unit multifamily apartment complex; approximately $3.1 million Series A and approximately $2.3 million Series B tax-exempt mortgage revenue bonds secured by the Kingswood Apartments, a 129 unit multifamily apartment complex; and approximately $5.5 million Series A and approximately $1.7 million Series B tax-exempt mortgage revenue bonds secured by Waterford Apartments, a 133 unit multifamily apartment complex. The three Series A tax-exempt mortgage revenue bonds each carry an annual interest rate of 6.0% and mature on August 1, 2050. The three Series B tax-exempt mortgage revenue bonds each carry an annual base interest rate of 9.0% and mature on September 1, 2050. The Partnership also acquired approximately $831,000 of taxable mortgage revenue bonds which also carry a base interest rate of 9.0% and mature on September 1, 2050. The Company has determined that the entity which owns the three properties is an unrelated not-for-profit which under the accounting guidance is not subject to applying the VIE consolidation guidance. As a result, the properties' financial statements are not consolidated into the consolidated financial statements of the Company.

In April 2013, the Partnership acquired a tax-exempt mortgage revenue bond secured by the Renaissance Gateway Apartments, a 208 unit multifamily apartment complex located in New Orleans, Louisiana. The Series C bond was purchased for approximately $2.9 million par value, carries a base interest rate of 12.0%, and matures on June 1, 2015. This property is undergoing a major rehabilitation and the Partnership has agreed to fund approximately $8.6 million of a Series A tax-exempt mortgage revenue bond and approximately $1.3 million of a Series B tax-exempt mortgage revenue bond during construction which is estimated to be completed on June 30, 2014. The Series A bond carries an annual interest rate of approximately 6.0% and the Series B bonds carry an annual interest rate of approximately 12.0%. Upon completion of construction and stabilization, the approximate $2.9 million Series C bond will be paid back on the earlier of when the property receives its final equity contribution by the limited partner or June 1, 2015. The Partnership accounts for the Bond purchase commitment as an available-for-sale security and, as such, records the estimated value of the forward purchase commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.  As of June 30, 2013, the Partnership has concluded there is no material value to the forward purchase commitment.

During the first quarter of 2013, the BC Partners contributed $6.5 million of capital into the Ohio Properties which allowed the Company to recognize a sale of the discontinued operations (Note 9). As such, the Partnership is reporting the approximate $19.8 million fair market value of the tax-exempt mortgage revenue bonds related to these Ohio Properties as assets for the first time as of March 31, 2013.

In February 2013, the Partnership acquired six tax-exempt mortgage revenue bonds secured by three properties located in San Antonio, Texas. The bond purchases are as follows: approximately $13.8 million par value Series A and approximately $3.2 million par value Series B tax-exempt mortgage revenue bonds secured by the Avistar on the Boulevard, a 344 unit multifamily apartment complex; approximately $9.0 million Series A and approximately $2.0 million Series B tax-exempt mortgage revenue bonds secured by the Avistar at Chase Hill, a 232 unit multifamily apartment complex; and approximately $8.8 million Series A and approximately $1.7 million Series B tax-exempt mortgage revenue bonds secured by Avistar at the Crest, a 200 unit multifamily apartment complex. The three Series A tax-exempt mortgage revenue bonds each carry an annual interest rate of 6.0% and mature on March 1, 2050. The three Series B tax-exempt mortgage revenue bonds each carry an annual base interest rate of 9.0% and mature on April 1, 2050. The Partnership also acquired approximately $804,000 of taxable mortgage revenue bonds which also carry a base interest rate of 9.0% and mature on April 1, 2050. The Company has determined that the entity which owns the three Avistar properties is an unrelated not-for-profit which under the accounting guidance is not subject to applying the VIE consolidation guidance. As a result, the properties' financial statements are not consolidated into the consolidated financial statements of the Company.

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

Under the terms of a Forward Delivery Bond Purchase Agreement, the Partnership has agreed to purchase a new tax-exempt mortgage revenue bond of up to $26,687,000 (“Series B Bonds”) secured by the Vantage at Judson apartments which will be delivered by the tax-exempt mortgage revenue bond issuer once the property meets specific obligations and occupancy rates. The Series B Bonds will have a stated annual interest rate of 6.0% and bond proceeds must be used to pay off the construction loan to the Bank and all or a portion of the $6,049,000 subordinate tax-exempt mortgage revenue bond. If the property does not meet its specific obligations and required occupancy rate before January 1, 2015, the Partnership has the right to terminate the purchase commitment. The Partnership accounts for the Bond Purchase Agreement as an available-for-sale security and, as such, records the estimated value of the forward purchase commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.  As of June 30, 2013, the Partnership has concluded there is no material value to the forward purchase commitment.

In June 2012, the Partnership acquired a $10.0 million par value tax-exempt mortgage revenue bond secured by Arbors at Hickory Ridge Apartments, a 348 unit multifamily apartment complex located in Memphis, Tennessee, which represented 100% of the bond issuance for approximately $10.2 million. In December 2012, the tax-exempt mortgage revenue bond secured by Arbors at Hickory Ridge Apartments was restructured to an $11.5 million par value tax-exempt mortgage revenue bond with an annual interest rate of 6.25% and maturity of December 1, 2049. The Partnership then purchased 100% of this bond issuance plus a taxable property loan of approximately $191,000 for a payment of approximately $1,041,000 made at closing.

Valuation - As all of the Company’s investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  Due to the limited market for the tax-exempt mortgage revenue bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the bonds.  There is no active trading market for the bonds and price quotes for the bonds are not generally available.  As of June 30, 2013, all of the Company’s tax-exempt mortgage revenue bonds were valued using discounted cash flow and yield to maturity analyses performed by management.  Management’s valuation encompasses judgment in its application.  The key assumption in management’s yield to maturity analysis is the range of effective yields on the individual bonds.  The effective yield analysis for each bond considers the current market yield on similar bonds as well as the debt service coverage ratio of each underlying property serving as collateral for the bond. At June 30, 2013, the range of effective yields on the individual bonds was 5.6% to 6.7%.  At December 31, 2012, the range of effective yields on the individual bonds was 5.7% to 8.4%. Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these bonds.  Assuming a 10% adverse change in the key assumption, the effective yields on the individual bonds would increase to a range of 6.2% to 7.4% and would result in additional unrealized losses on the bond portfolio of approximately $13.3 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  Pricing services, broker quotes and management’s analyses provide indicative pricing only.

Unrealized gains or losses on these tax-exempt mortgage revenue bonds are recorded in accumulated other comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. As of June 30, 2013, the Woodlynn Village bond investment has been in an unrealized loss position for greater than twelve months.  The Company reviewed this mortgage revenue bond for impairment and determined there was no other than temporary impairment.

5. Public Housing Capital Fund Trust Certificates

In July 2012, the Company purchased 100% of the residual participation receipts (“LIFERs”) in tender option bond trusts (“PHC TOB Trusts”) for approximately $16 million. The PHC TOB Trusts own approximately $65.3 million of Public Housing Capital Fund Certificates (“PHC Certificates”) issued by three trusts ("PHC Trusts") sponsored by Deutsche Bank ("DB"). The assets held by the PHC Trusts consist of custodial receipts evidencing loans made to a number of local public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by the United States Department of Housing and Urban Development (“HUD”) under HUD's Capital Fund Program established under Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”). The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities' respective obligations to pay principal and interest on their loans. The loans payable by the public housing authorities are not debts of, or guaranteed by, the United States of America or HUD. Interest payable on the public housing authority debt held by the PHC Trusts is exempt from federal income taxes. The PHC Certificates issued by each of the PHC Trusts have been rated investment grade by Standard & Poor's.

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

The Company had the following investments in the PHC Certificates on June 30, 2013:

Description of Public Housing Capital Fund Trust Certificates	Cost adjusted for amortization of premium and discounts	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Public Housing Capital Fund Trust I	$28,049,351	$—	$(1,228,738)	$26,820,613
Public Housing Capital Fund Trust II	17,464,800	—	(677,677)	16,787,123
Public Housing Capital Fund Trust III	20,415,223	—	(1,263,691)	19,151,532
	$65,929,374	$—	$(3,170,106)	$62,759,268

The Company had the following investments in the PHC Certificates on December 31, 2012:

Description of Public Housing Capital Fund Trust Certificates	Cost adjusted for amortization of premium and discounts	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Public Housing Capital Fund Trust Certificate I	$28,119,176	$—	$(48,477)	$28,070,699
Public Housing Capital Fund Trust Certificate II	17,442,860	—	(109,223)	17,333,637
Public Housing Capital Fund Trust Certificate III	20,395,597	—	(410,635)	19,984,962
	$65,957,633	$—	$(568,335)	$65,389,298

Valuation - As all of the Company’s investments in PHC Certificates are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  Due to the limited market for the PHC Certificates, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the certificates.  The estimates of the fair values of these PHC certificates is based on a yield to maturity analysis which begins with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts adjusted largely for unobservable inputs the General Partner believes would be used by market participants. Management’s valuation encompasses judgment in its application and pricing as determined by pricing services, when available, is compared to Management's estimates.  The PHC Certificates are AA and BBB rated. The Company has concluded that the PHC Certificates are not other than temporarily impaired as of June 30, 2013.

At June 30, 2013, the range of effective yields on the individual bonds was 4.2% to 5.4%.  At December 31, 2012, the range of effective yields on the individual bonds was 4.6% to 5.9%. Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these bonds.  Assuming a 10% adverse change in the key assumption, the effective yields on the individual bonds would increase to a range of 5.5% to 7.0% and would result in additional unrealized losses on the bond portfolio of approximately $2.9 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider other information from external sources, such as pricing services.  Pricing services and management’s analysis provide indicative pricing only.

The following table sets forth certain information relating to the PHC Certificates held in the PHC TOB Trusts on June 30, 2013 and December 31, 2012:

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

6. Mortgage-Backed Securities ("MBS")

In April 2013, the Company executed a sixth securitization of mortgage-backed securities ("MBS TOB Trusts"). This securitization was of three additional state-issued MBS with a par value of approximately $10.1 million. The Company purchased the LIFERS issued by the MBS TOB Trust for approximately $2.2 million and pledged the LIFERS to the trustee to secure certain reimbursement obligations of the Company as the holder of LIFERS.

In January 2013, the Company executed an extension of one of the securitization of MBS TOB Trusts. This extension securitized additional state issued MBS with a par value of approximately $2.5 million. The Company purchased the LIFERS issued by the MBS TOB Trust for approximately $500,000 and pledged the LIFERS to the trustee to secure certain reimbursement obligations of the Company as the holder of LIFERS.

During the fourth quarter of 2012, the Company purchased 100% of the LIFERs in five MBS TOB Trusts which securitized state issued MBS with a par value of $31.6 million. The Company purchased the LIFERS issued by the MBS TOB Trust for approximately $6.5 million and pledged the LIFERS to the trustee to secure certain reimbursement obligations of the Company as the holder of LIFERS.

Each of the six MBS TOB Trusts issued SPEARS to unaffiliated investors. The SPEARS represent senior interests in the MBS TOB Trusts and have been credit enhanced by DB. The LIFERS entitle the Company to all principal and interest payments received by the MBS TOB Trust on the securitized MBS after payments due to the holders of the SPEARs and trust costs. The SPEARS bear interest at a variable rate based on Securities Industry and Financial Markets Association ("SIFMA").

The Company determined that the six MBS TOB Trusts are variable interest entities and that the Company was the primary beneficiary of each of them. As a result, the Company reports the MBS TOB Trusts on a consolidated basis and the SPEARS as debt financing. In determining the primary beneficiary of these specific VIEs, the Company considered who has the power to control the activities of the VIEs which most significantly impact their financial performance, the risks that the entity was designed to create, and how each risk affects the VIE. The indenture for the MBS TOB trusts stipulates that the Company has the sole right to cause the MBS TOB trusts to sell the MBS. If they were sold, the extent to which the MBS TOB Trusts will be exposed to gains or losses associated with variability in the MBS' fair value arising from changes in municipal bond market rates therefore would result from decisions made by the Company. Interest earned on the MBS held by the six MBS TOB Trusts is exempt from federal income taxes.

The carrying value of the Company's MBS as of June 30, 2013 is as follows:

Agency Rating of MBS (1)	Cost adjusted for amortization of premium	Unrealized Gain	Unrealized Loss	Estimated Fair Value
"AAA"	$23,188,749	$—	$(1,775,648)	$21,413,101
"AA"	21,329,867	—	(1,650,535)	19,679,332
	$44,518,616	$—	$(3,426,183)	$41,092,433
(1) MBS are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

The carrying value of the Company's MBS as of December 31, 2012 is as follows:

Agency Rating of MBS (1)	Cost adjusted for amortization of premium	Unrealized Gain	Unrealized Loss	Estimated Fair Value
"AAA"	$13,127,402	$—	$(129,613)	$12,997,789
"AA"	19,407,675	—	(284,052)	19,123,623
	$32,535,077	$—	$(413,665)	$32,121,412
(1) MBS are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

Valuation - The Company values each MBS based upon prices obtained from a third party pricing service, which are indicative of market activity. The valuation methodology of the Company's third party pricing service incorporates commonly used market pricing methods, incorporates trading activity observed in the market place, and other data inputs. The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; geography; and prepayment speeds. Management analyzes pricing data received from the third party pricing service by comparing it to valuation information obtained from at least one other third party pricing service and ensuring they are within a tolerable range of difference which the Company estimates as 7.5%. Management also looks at observations of trading activity observed in the market place when available. At June 30, 2013 and December 31, 2012, the range of effective yields on the individual MBS was 3.6% to 5.4%.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of the MBS which is the effective yield on new issuances of similarly rated MBS.  Assuming a 10% adverse change in that key assumption, the effective yields on the MBS would increase to a range of 4.4% to 5.7% and would result in additional unrealized losses on the bond portfolio of approximately $2.7 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  Pricing services and management’s analysis provide indicative pricing only. The MBS have been in an unrealized loss position for less than twelve months and the Company does not believe the investment is other than temporarily impaired as of June 30, 2013.

The MBS are backed by residential mortgage loans and interest payable from the MBS is exempt from federal income taxation. Description of certain terms of the Company's MBS is as follows:

Agency Rating of MBS	Principal Outstanding June 30, 2013	Weighted Average Maturity Date	Weighted Average Coupon Interest Rate

"AAA"	22,710,000	January 14, 2036	4.22%
"AA"	20,815,000	January 18, 2036	4.00%
	43,525,000

7.  Real Estate Assets

MF Properties

To facilitate its investment strategy of acquiring additional tax-exempt mortgage revenue bonds secured by MF Properties, the Company has acquired through its various subsidiaries 99% limited partner positions in three limited partnerships and 100% member positions in six limited liability companies that own the MF Properties. The financial statements of these properties are consolidated with those of the Company.  The general partners of these partnerships are unaffiliated parties and their 1% ownership interest in these limited partnerships is reflected in the Company’s consolidated financial statements as noncontrolling interests. The Company expects each of these MF Properties to eventually be sold either to a not-for-profit entity or in connection with a syndication of LIHTCs. The Company expects to purchase tax-exempt mortgage revenue bonds issued by the new property owners as part of the restructuring.

Recent Transactions

The Partnership, as sole bondholder, previously directed the bond trustee to file a foreclosure action on the Woodland Park tax-exempt mortgage revenue bond. On February 28, 2013, the court granted Summary Judgment in the bond trustee's favor confirming that the tax-exempt mortgage revenue bond is senior to mechanic's liens filed on the property. Subsequently, the court ordered a sale of the Woodland Park property and on April 23, 2013, the Partnership made a bid to purchase the property for the amount of the outstanding principal and interest it is owed which was the winning bid. The Partnership's Motion of Confirmation was approved by the court on May 2, 2013. The bond trustee assigned its right to the property to the Partnership on May 8, 2013 and the Partnership received the Sheriff's deed conveying title to a wholly-owned subsidiary of the Partnership on May 29, 2013. Woodland Park became an MF Property at a net asset value of approximately $15.7 million upon conveyance of title. The Partnership now has the option of (i) requesting the bond issuer to remove the LURA on the property and thereby be free to convert it to 100% market-rate rents or (ii) allow the LURA to remaining in place, maintaining the property as a rent restricted property, and seek to place new tax-exempt financing on the property and acquire the bonds. The Partnership is still assessing its long-term strategy for this property.
In August 2012, the Company closed on the purchase of the Maples on 97th property, a 258 unit facility located in Omaha, Nebraska, for a purchase price of approximately $5.5 million through the execution of a Qualified Exchange Accommodation Agreement that assigned the right to acquire and own the Maples on 97th property to a wholly-owned subsidiary of a Title Company, ("EAT (Maples on 97th)"), for a period not to exceed six months. The Company lent the EAT (Maples on 97th) the necessary funds to purchase the replacement property; there was no other capital within that entity. The EAT (Maples on 97th) then executed a Master Lease Agreement and Construction Management Agreement with the Company. These two agreements gave the Company the rights and obligations to manage the replacement property as well as the rehabilitation during the six month hold period. During this six month holding period, the Partnership completed the majority of the rehabilitation of the property. At December 31, 2012 the EAT (Maples on 97th) was reported as a VIE. In February 2013, title to the Maples on 97th property transferred to the Partnership from the EAT (Maples on 97th) and the property is reported as an MF Property as of June 30, 2013.
In March 2013, a wholly-owned subsidiary of the Company executed a 35-year ground lease with the University of Nebraska - Lincoln (“Lessor”) with an annual lease payment of $100. The leased property will have a mixed-use development consisting of a 1,605 stall parking garage and 475 bed student housing complex constructed on it. The Lessor will own the parking garage for which it will contribute approximately $16.7 million to its construction. The Company will own the student housing complex and currently estimates that construction will cost approximately $34.0 million. The Company executed a guaranteed maximum price contract with the general contractor for the construction on the mixed-use development. The Company expects to restructure its ownership of the student housing complex into a tax-exempt mortgage revenue bond holding after the construction is completed (which is estimated as August 1, 2014 and when the mixed-use development has a sufficient history of operating results). The Company has secured approximately $29.8 million in financing facilities to cover the majority of the construction costs. No amounts have been borrowed on either facility as of June 30, 2013 (Notes 11 and 16).

The Company had the following investments in MF Properties as of June 30, 2013 and December 31, 2012:

MF Properties
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at June 30, 2013
Arboretum	Omaha, NE	145	$1,720,740	$19,064,922	$20,785,662
Eagle Village	Evansville, IN	511	564,726	12,297,661	12,862,387
Glynn Place	Brunswick, GA	128	743,996	4,813,683	5,557,679
Maples on 97th	Omaha, NE	258	905,000	7,351,256	8,256,256
Meadowview	Highland Heights, KY	118	688,539	5,228,758	5,917,297
Residences of DeCordova	Granbury, TX	110	680,852	8,402,197	9,083,049
Residences of Weatherford	Weatherford, TX	76	533,000	7,079,770	7,612,770
Woodland Park	Topeka, KS	236	946,205	14,315,090	15,261,295
Construction work in process	Lincoln, NE	N/A	—	3,759,585	3,759,585
					89,095,980
Less accumulated depreciation (depreciation expense of approximately $1,762,000 in 2013)					(7,362,917)
Balance at June 30, 2013					$81,733,063

MF Properties
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2012
Arboretum	Omaha, NE	145	$1,720,740	$18,997,550	$20,718,290
Eagle Village	Evansville, IN	511	564,726	12,277,210	12,841,936
Glynn Place	Brunswick, GA	128	743,996	4,750,267	5,494,263
Meadowview	Highland Heights, KY	118	688,539	5,214,306	5,902,845
Residences of DeCordova	Granbury, TX	110	680,852	8,389,721	9,070,573
Residences of Weatherford	Weatherford, TX	76	533,000	7,077,420	7,610,420
Construction work in process	Lincoln, NE	N/A	—	936,833	936,833
					62,575,160
Less accumulated depreciation (depreciation expense of approximately $2.5 million in 2012)					(5,458,961)
Balance at December 31, 2012					$57,116,199

Acquisitions

The Woodland Park and Maples on 97th property purchase price allocation is disclosed pursuant to the accounting guidance on business combinations. A condensed balance sheet for each at the date of acquisitions is included below.

Woodland Park 5/29/2013 (Date of Acquisition)
Other current assets	$201,321
In-place lease assets	403,216
Real estate assets	15,258,784
Total Assets	$15,863,321
Accounts payable, accrued expenses and other	$192,345
Net assets	15,670,976
Total liabilities and net assets	$15,863,321

Maples on 97th 8/29/2012 (Date of Acquisition)
Other current assets	$44,534
In-place lease assets	428,865
Real estate assets	5,071,135
Total Assets	$5,544,534
Accounts payable, accrued expenses and other	$69,120
Net assets	5,475,414
Total liabilities and net assets	$5,544,534

The table below shows the pro forma condensed consolidated results of operations of the Company as if Woodland Park and Maples on 97th had been acquired at the beginning of the periods presented:

	For Three Months Ended June 30, 2013	For Three Months Ended June 30, 2012	For Six Months Ended June 30, 2013	For Six Months Ended June 30, 2012

Revenues	$15,245,045	$6,475,206	$28,365,276	$12,443,993
Net income	3,867,086	342,516	12,215,549	934,918
Net income allocated to unitholders	3,662,073	435,232	11,739,473	1,259,171
Unitholders' interest in net income per unit (basic and diluted)	$0.09	$0.01	$0.27	$0.04

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

The Company consolidated the following properties owned by Consolidated VIEs in continuing operations as of June 30, 2013 and December 31, 2012:

Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at June 30, 2013
Bent Tree Apartments	Columbia, SC	232	$986,000	$12,007,553	$12,993,553
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,772,735	9,623,135
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	11,438,382	12,835,182
					35,451,870
Less accumulated depreciation (depreciation expense of approximately $693,000 in 2013)					(14,409,228)
Balance at June 30, 2013					$21,042,642
Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2012
Bent Tree Apartments	Columbia, SC	232	$986,000	$11,877,333	$12,863,333
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,713,038	9,563,438
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	11,352,854	12,749,654
Maples on 97th	Omaha, NE	258	905,000	6,161,770	7,066,770
					42,243,195
Less accumulated depreciation (depreciation expense of approximately $1.5 million in 2012)					(13,871,102)
Balance at December 31, 2012					$28,372,093

8. Other Assets

The Company had the following Other assets as of dates shown:

	June 30, 2013	December 31, 2012
Taxable property loans receivable	$14,249,140	$20,328,927
Less: Loan loss reserves	(10,603,537)	(18,134,902)
Deferred financing costs - net	2,817,489	2,764,734
Fair value of derivative contracts	514,975	378,729
Taxable bonds at fair market value	3,083,578	1,524,873
Other assets	1,677,426	1,353,934
Total Other assets	$11,739,071	$8,216,295

In addition to the tax-exempt mortgage revenue bonds held by the Company, taxable property loans have been made to the owners of the properties which secure the bonds and are reported as taxable property loans receivable in Other assets, net of loan loss reserves.  The Company periodically, or as changes in circumstances or operations dictate, evaluates such taxable property loans receivable for impairment.  The value of the underlying property assets is ultimately the most relevant measure of value to support the taxable property loan values.  The Company utilizes a discounted cash flow model in estimating a property fair value.  Discounted cash flow models containing varying assumptions are considered.   The various models may assume multiple revenue and expense scenarios, various capitalization rates and multiple discount rates.  Other information, such as independent appraisals, may be considered in estimating a property fair value.  If the estimated fair value of the property after deducting the amortized cost basis of any senior tax-exempt mortgage revenue bond exceeds the principal balance of the taxable property loan then no potential loss is indicated and no loan loss reserve for taxable property loans is needed. In estimating the property valuation, the most significant assumptions utilized in the discounted cash flow model remained the same as discussed in the Form 10-K and include revenue and expense projections and capitalization rates.

The Partnership received the Sheriff's deed conveying title of Woodland Park to a wholly-owned subsidiary of the Partnership on May 29, 2013. Woodland Park is now reported as an MF Property and the fully allowed taxable property loan was written off (Note 7).

In June 2013, the Partnership acquired six tax-exempt mortgage revenue bonds secured by three properties located in San Antonio, Texas, Dublin Apartments, Kingswood Apartments, and Waterford Apartments. The Partnership also acquired approximately $831,000 of taxable mortgage revenue bonds which carry a base interest rate of 9.0% and mature on September 1, 2050. These are reported as part of the Taxable bonds at fair value in Other assets.

In February 2013, the Partnership acquired six tax-exempt mortgage revenue bonds secured by three properties located in San Antonio, Texas, Avistar on the Boulevard, Avistar at Chase Hill, and Avistar at the Crest. The Partnership also acquired approximately $804,000 of taxable mortgage revenue bonds which carry a base interest rate of 9.0% and mature on April 1, 2050. These are reported as part of the Taxable bonds at fair value in Other assets.

During the first half of 2013, the Partnership advanced additional funds to Ashley Square, Cross Creek and the Ohio Properties of approximately $118,000, $96,000, and $42,000, respectively. Due to the recognized sale of the Ohio Properties, the taxable property loans receivable with the Ohio Properties are no longer eliminated upon consolidation (Note 9). During the first half of 2013, the Partnership recorded loan loss reserves equal to the accrued interest on the Ashley Square, Cross Creek and the Ohio Properties taxable property loans receivable because the Partnership has determined they are not reasonably assured. The Partnership also reserved against the $96,000 advanced to the Cross Creek property in 2013 based on the quarterly impairment analysis.

In June 2013, the Partnership redeemed its interest in the Iona Lakes mortgage revenue bond for approximately $21.9 million. This redemption resulted in the realization of approximately $6.5 million in tax-exempt contingent tax-exempt interest income and approximately $4.6 million realized loss on taxable property loans.

The following is a summary of the taxable property loans receivable, accrued interest and loan loss reserves on the amounts due at June 30, 2013 and December 31, 2012, respectively:

	June 30, 2013
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Net Taxable Property Loans
Arbors at Hickory Ridge	$191,264	$6,743	$—	$198,007
Ashley Square	5,012,342	1,874,912	(5,471,254)	1,416,000
Cross Creek	6,684,087	1,700,067	(5,000,539)	3,383,615
Ohio Properties	2,361,447	131,744	(131,744)	2,361,447
	$14,249,140	$3,713,466	$(10,603,537)	$7,359,069

	December 31, 2012
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Net Taxable Property Loans
Arbors at Hickory Ridge	$191,264	$697	$—	$191,961
Ashley Square	4,894,342	1,681,322	(5,277,664)	1,298,000
Cross Creek	6,588,087	1,578,288	(4,782,760)	3,383,615
Iona Lakes	7,741,118	2,856,290	(6,857,912)	3,739,496
Woodland Park	914,116	302,450	(1,216,566)	—
	$20,328,927	$6,419,047	$(18,134,902)	$8,613,072

The following is a detail of loan loss reserves for the six months and year ended June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Balance, beginning of year	$18,134,902	$16,782,918
Write-off of loan loss reserve related to Iona Lakes taxable property loan receivable	(7,216,484)	—
Provision for loan loss	96,000	—
Foreclosure of Woodland Park bond	(1,278,124)	—
Accrued interest not recognized	867,243	1,351,984
Balance, end of period	$10,603,537	$18,134,902

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

The deposit method of accounting for real estate sales required both the deferral of the gain from the real estate sale and also did not allow recognition of the tax-exempt interest payments by the Ohio Properties to the Company between June 2010 and the date of the equity contribution by BC Partners. In conjunction with the recognition of the real estate sale, approximately $3.5 million of tax-exempt interest has been recognized within investment income in the first half of 2013 which represents the tax-exempt interest payments received from the Ohio Properties between June 2010 and December 2012. In addition, the Partnership reported approximately $1.1 million in taxable note interest income received from the Ohio Properties and $250,000 guarantee fee from the general partner of the Ohio Properties during the first quarter of 2013 (Note 2). The Ohio Properties contributed approximately $120,000 and $258,000 to income from discontinued operations for the three and six months ended June 30, 2012, respectively.

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

The Company purchased 100% of the tax-exempt mortgage revenue bonds issued as part of the agreement to finance the acquisition and rehabilitation of the Greens Property. The Series A bonds have approximately $8.5 million par value and bear interest at 6.5%. The Series B bond has a $950,000 par value and bears interest at 12.0%. Both series of bonds mature in October 1, 2047. The Company also obtained an $850,000 taxable property loan secured by the Greens Property at closing.  However, because the new ownership entity did not have sufficient equity capital invested at the time of property acquisition and the property operations are the sole source of debt service on the Company's bonds, the Company is required to continue to account for the Greens Property as if it is the owner of real estate rather than as a secured lender.

The construction was at the 75% completion milestone at July 12, 2013 and BC Partners made their required $800,000 capital contribution into the property on July 18, 2013. This equity payment provides sufficient invested equity to recognize a real estate sale for accounting purposes and the Company will record the sale of discontinued operation during the third quarter of 2013..  The net fixed assets and total assets of the Greens Property were approximately $9.1 million and $10.0 million at June 30, 2013, and $8.4 million and $12.2 million at December 31, 2012. The Greens Property contributed income from discontinued operations of approximately $167,000 and $9,000 for three months ended June 30, 2013 and 2012, respectively, and approximately $325,000 and $26,000 for the six months ended June 30, 2013 and 2012, respectively.

The Eagle Ridge property was sold in November 2012 and resulted in the property being reported as a discontinued operation for the three and six months ended June 30, 2012. There were no assets of the Eagle Ridge property reported as discontinued operations at June 30, 2013 or December 31, 2012. Eagle Ridge contributed approximately $32,000 and $66,000 to income from discontinued operations for the three and six months ended June 30, 2012, respectively.
The Commons at Churchland property was sold in August 2012 which resulted in the property being reported as a discontinued operation for the three and six months ended June 30, 2012. There were no assets of the Churchland property reported as discontinued operations at June 30, 2013 or December 31, 2012. Churchland contributed approximately $90,000 and $136,000 to income from discontinued operations for the three and six months ended June 30, 2012, respectively.

The following represents the components of the assets and liabilities of the discontinued operations:

	June 30, 2013	December 31, 2012
Cash and cash equivalents	$8,544	$158,727
Restricted cash	287,194	4,035,360
Land	1,749,714	3,828,345
Buildings and improvements	8,681,677	28,316,081
Real estate assets before accumulated depreciation	10,431,391	32,144,426
Accumulated depreciation	(1,332,596)	(5,208,176)
Net real estate assets	9,098,795	26,936,250
Other assets	578,262	1,450,090
Total assets from discontinued operations	9,972,795	32,580,427
Accounts payable and accrued expenses	141,160	1,531,462
Total liabilities from discontinued operations	141,160	1,531,462
Net assets of discontinued operations	$9,831,635	$31,048,965

The following presents the revenues, expenses and income from discontinued operations:

	For three months ended June 30,		For six months ended June 30,
	2013	2012	2013	2012
Rental revenues	$350,913	$1,569,027	$698,056	$3,126,660
Expenses	184,026	1,317,426	373,677	2,639,911
Income from continuing operations of the discontinued operations	166,887	251,601	324,379	486,749
Gain on sale of discontinued operations	—	—	1,775,527	—
Net income from discontinued operations	$166,887	$251,601	$2,099,906	$486,749

10.  Debt Financing

At June 30, 2013 and December 31, 2012, the Company reported outstanding debt financing of approximately $225.4 million and approximately $177.9 million, respectively, under separate credit facilities.

Other Financings

In March 2013, the Partnership obtained a $10.0 million unsecured revolving line of credit. This revolving line of credit carries a variable interest rate which was approximately 3.5% at date of closing. On June 30, 2013, the Partnership reported an approximate $6.0 million balance at an approximate 3.5% interest rate. This line of credit is utilized to help with short-term working capital needs and to fund new investments during the periods of time that Company is working with its lender to finalize new TOB financings of assets.

In February 2013, the Partnership obtained a debt facility secured by the Iona Lakes tax-exempt mortgage revenue bond with total available borrowings of up to $6.0 million. Any borrowed amount carried a fixed interest rate of 5.0% and matured on January 25, 2014. On June 29, 2013 the Partnership retired this debt facility.

Tender Option Bond Financings

Description of the Tender Option Bond Financings	Outstanding Debt Financing at June 30, 2013	Stated Maturity

PHC Trust Certificates	$48,995,000	June 2014
Autumn Pines	9,850,000	July 2014
MBS - Trust 1	2,585,000	October 2013
MBS - Trust 2	4,090,000	October 2013
MBS - Trust 3	3,405,000	October 2013
MBS - Trust 4	5,960,000	October 2013
MBS - Trust 5	10,545,000	October 2013
Greens of Pine Glen	5,730,000	December 2013
Arbors of Hickory Ridge	7,000,000	February 2014
MBS - Trust 6	7,825,000	February 2014
Avistar Properties	20,000,000	June 2014
Total TOB Debt Financing	$125,985,000

Description of the Tender Option Bond Financings	Outstanding Debt Financing at December 31, 2012	Stated Maturity

PHC Trust Certificates	$48,995,000	July 2013
Autumn Pines	9,850,000	July 2013
MBS - Trust 1	2,585,000	October 2013
MBS - Trust 2	4,090,000	October 2013
MBS - Trust 3	3,890,000	October 2013
MBS - Trust 4	5,960,000	October 2013
MBS - Trust 5	8,590,000	October 2013
Total TOB Debt Financing	$83,960,000

In July 2011, the Company executed a Master Trust Agreement with DB which allows the Company to execute multiple Tender Option Bond ("TOB Trust") structures upon the approval and agreement of terms by DB. Under each TOB Trust structure issued through the Master Trust Agreement, the TOB trustee issues SPEARS and LIFERS. Theses SPEARS and LIFERS represent beneficial interests in the securitized asset held by the TOB trustee. The Company will purchase the LIFERS from each of these TOB Trusts which will grant them certain rights to the securitized assets. The Master Trust Agreement with DB has covenants with which the Company is required to maintain compliance. At June 30, 2013, the most restrictive covenant was that cash available to distribute for the trailing twelve months must be at least two times trailing twelve month interest expense. The Company was in compliance with all of these covenants as of June 30, 2013. If the Company were to be out of compliance with any of these covenants, it would trigger a termination event of the financing facilities. The Company expects to renew each of the TOB financing facilities for another one year term at its discretion per the terms of the agreements. DB can require the posting of cash collateral under the terms of the Master Trust Agreement.

In June 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Avistar on the Boulevard, Avistar at Chase Hill, and Avistar at the Crest Series A tax-exempt mortgage revenue bonds. The amount borrowed was $20.0 million with a variable interest rate tied to SIFMA. The facility matures in June 2014. On the date of closing and on June 30, 2013, the total fixed TOB trust fee was approximately 2.1% per annum and the rate paid on the TOB trust on the SPEARS was approximately 0.4% per annum resulting in a total cost of borrowing of approximately 2.5%. The outstanding balance remains at $20.0 million on June 30, 2013.

In March 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Arbors at Hickory Ridge tax-exempt mortgage revenue bond. The amount borrowed was $7.0 million with a variable interest rate tied to SIFMA. The facility matures in February 2014. On the date of closing the total fixed TOB trust fee was approximately 2.1% per annum and the rate paid on the TOB trust on the SPEARS was .5% per annum resulting in a total cost of borrowing of approximately 2.6%. The outstanding balance remains at $7.0 million on June 30, 2013.

In February 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Greens Property tax-exempt mortgage revenue bond. The amount borrowed was approximately $5.8 million with a variable interest rate tied to SIFMA. The facility matures in December 2013. On the date of closing the total fixed TOB trust fee was approximately 2.1% per annum and the rate paid on the TOB trust on the SPEARS was .5% per annum resulting in a total cost of borrowing of approximately 2.6%. The outstanding balance remains at $5.7 million on June 30, 2013.

In the fourth quarter of 2012 through the second quarter of 2013, the Company purchased the LIFERS issued by the trustee over six additional TOB Trusts. The LIFERS entitle the Company to all principal and interest payments received by these TOB Trusts on the mortgage-backed securities after payments due to the holders of the SPEARS and trust costs (MBS TOB Trusts). The SPEARS represent senior interests in the MBS TOB Trusts and some have been credit enhanced by DB. The Company reports the MBS TOB Trusts on a consolidated basis as it has determined it is the primary beneficiary of these variable interest entities (Note 6). A summary of the six MBS TOB Trusts are as follows:

•
During fourth quarter of 2012, the Company purchased approximately $6.5 million of LIFERS from securitized MBS TOB Trusts with a par value of approximately $31.6 million of MBS. The MBS TOB Trusts also issued SPEARS of approximately $24.7 million to unaffiliated investors which is the outstanding amount at June 30, 2013.

•
In January 2013, the Company purchased an additional $540,000 of LIFERS from one of the five MBS TOB Trusts which is a securitization of MBS with a par value of $2.5 million. SPEARS of approximately $2.0 million were issued by the MBS TOB Trust which increased the Company's outstanding borrowings.

•
In April 2013, the Company purchased approximately $2.2 million of LIFERS issued by a new TOB Trust which is the securitization of MBS with a par value of approximately $10.1 million. The MBS TOB Trusts issued SPEARS of approximately $7.8 million to unaffiliated investors which is the outstanding amount at June 30, 2013. This facility matures in February 2014. On the date of closing the total fixed TOB trust fee was approximately .9% per annum and the rate paid on the TOB trust on the SPEARS was approximately .3% per annum which is a variable rate tied to SIFMA. This results in the total cost of borrowing of approximately 1.2%.

As of June 30, 2013, the Company has posted approximately $2.1 million of cash collateral in connection with the six MBS TOB Trusts. This collateral is recorded as restricted cash in the consolidated financial statements.

In July 2012, the Company purchased the PHC Certificate LIFERS issued by the PHC TOB Trusts for approximately $16.0 million and pledged the LIFERS to the trustee to secure certain reimbursement obligations of the Company as the holder of LIFERS. The Company is consolidating the PHC TOB Trust as it has determined it is the primary beneficiary of these variable interest entities. The PHC TOB Trusts issued SPEARS of approximately $49.0 million to unaffiliated investors. The SPEARS represent senior interests in the PHC TOB Trusts and have been credit enhanced by DB. The LIFERS entitle the Company to all principal and interest payments received by the PHC TOB Trusts on the $65.3 million of PHC Certificates held by it after payments due to the holders of the SPEARS and trust costs. The amount owed to the SPEARS owners is approximately $49.0 million at June 30, 2013. As of June 30, 2013, the Company hast posted approximately $250,000 of cash collateral in connection with one of the PHC TOB Trusts which is recorded as restricted cash.

The Company is accounting for these TOB Trust financing transactions as secured financing arrangements. As of June 30, 2013, the total cost of borrowing is approximately 2.3% and 1.2%, on the PHC TOB Trusts and MBS TOB Trusts, respectively.

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

Effective September 1, 2010, the Partnership transferred the following bonds to ATAX TEBS I, LLC, a special purpose entity controlled by the Partnership pursuant to the TEBS Financing. The par value of the bonds included in this financing facility as of June 30, 2013 and December 31, 2012 are as follows:

Description of Tax-Exempt	Outstanding Bond Par Amounts
Mortgage Revenue Bonds	June 30, 2013	December 31, 2012	Financial Statement Presentation
Ashley Square	$5,236,000	$5,260,000	Tax-exempt mortgage revenue bond
Bella Vista	6,545,000	6,600,000	Tax-exempt mortgage revenue bond
Bent Tree	7,578,000	7,614,000	Consolidated VIE
Bridle Ridge	7,740,000	7,765,000	Tax-exempt mortgage revenue bond
Brookstone	9,378,235	9,416,794	Tax-exempt mortgage revenue bond
Cross Creek	8,533,711	8,568,409	Tax-exempt mortgage revenue bond
Fairmont Oaks	7,397,000	7,439,000	Consolidated VIE
Lake Forest	9,051,000	9,105,000	Consolidated VIE
Runnymede	10,565,000	10,605,000	Tax-exempt mortgage revenue bond
Southpark	13,900,000	13,900,000	Tax-exempt mortgage revenue bond
Woodlynn Village	4,443,000	4,460,000	Tax-exempt mortgage revenue bond
Ohio Series A Bond (1)	14,540,000	14,582,000	Consolidated MF Property
Villages at Lost Creek	18,090,000	18,315,000	Tax-exempt mortgage revenue bond
Total	$122,996,946	$124,648,502
(1) Collateralized by Crescent Village, Postwoods, and Willow Bend (Note 2 and Note 9)
The securitization of these assets occurred through two classes of certificates. The Class A TEBS Certificates were issued in an initial principal amount of $95.8 million and were sold through a placement agent to unaffiliated investors. The Class B TEBS Certificates were issued in an initial principal amount of $20.3 million and were retained by the Sponsor. The holders of the Class A TEBS Certificates are entitled to receive regular payments of interest from Freddie Mac at a variable rate which resets periodically based on the weekly Securities Industry and Financial Markets Association (“SIFMA”) floating index rate plus certain credit, facility, remarketing and servicing fees (the “Facility Fees”). The total Facility Fees are 1.9%, and as of June 30, 2013, the SIFMA rate was equal to approximately 0.1% resulting in a total cost of borrowing of approximately 2.0% on the outstanding balance on the TEBS Financing facility of $93.8 million. The TEBS Financing and the associated TEBS Trust are presented as secured financings within the consolidated financial statements.
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

The Company’s debt financing as of June 30, 2013 contractually matures over the next five years and thereafter as follows:

2013	$32,748,000
2014	100,803,000
2015	1,139,000
2016	1,192,000
2017	89,565,000
Thereafter	—
Total	$225,447,000

The Company expects to renew each of the TOB financing facilities for another one year term as they mature throughout 2013 as it has the discretion to renew for another one year period per the terms of the agreement with DB.

11.  Mortgages Payable

The Company reports the mortgage loans secured by certain MF Properties on its consolidated financial statements as Mortgages payable.  As of June 30, 2013, outstanding mortgage loans totaled approximately $46.5 million.  As of December 31, 2012, outstanding mortgage loans totaled approximately $39.1 million.
In April 2013, the Company executed an interest-only loan to borrow up to $25.5 million for a three year term at a variable interest rate secured by the student housing complex in Lincoln, Nebraska. The Company also secured $4.3 million tax-incremental financing loan which is for a term of five years, carries a fixed interest rate of approximately 4.7%, requires principal payments commencing after 24 months and has a balloon payment due at maturity. No amounts have been borrowed on either facility as of June 30, 2013 (Note 7 and 16).

In February 2013, the Partnership obtained a $7.5 million loan secured by the Maples on 97th property. This loan is with an unrelated third party and carries a fixed annual interest rate of approximately 3.6%, maturing on February 10, 2016.

The Company’s mortgages payable as of June 30, 2013 contractually mature over the next five years and thereafter as follows:

2013	$87,579
2014	30,825,178
2015	6,315,636
2016	7,280,091
2017	1,977,979
Thereafter	—
Total	$46,486,463

12.  Transactions with Related Parties

The general partner of the Partnership, AFCA 2, is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its tax-exempt mortgage revenue bonds, taxable property loans collateralized by real property, and other tax-exempt investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. For the three and six months ended June 30, 2013, the Partnership paid or accrued administrative fees to AFCA 2 of approximately $370,000 and $712,000, respectively.  For the three and six months ended June 30, 2012, the Partnership paid or accrued administrative fees to AFCA 2 of approximately $194,000 and $388,000, respectively. In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the tax-exempt mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these tax-exempt mortgage revenue bonds and totaled approximately $33,000 and $66,000 for the three and six months ended June 30, 2013. For the three and six months ended June 30, 2012, these fees totaled approximately $34,000 and $67,000, respectively.

AFCA 2 earns mortgage placement fees in connection with the acquisition of certain tax-exempt mortgage revenue bonds.  These mortgage placement fees were paid by the owners of the respective properties and, accordingly, have not been reflected in the accompanying condensed consolidated financial statements because these properties are not considered VIEs.  During the three and six months ended June 30, 2013, AFCA 2 earned mortgage placement fees of approximately $470,000 and $862,000, respectively. In June 2012 the Company executed an investment placement agreement with AFCA 2 in connection with the Company's acquisition of the PHC Certificates investment (Note 5). AFCA 2 received a fee of approximately $653,000 from the Company in connection with this agreement which was paid in July 2012. The Company executed a separate investment placement agreement with AFCA 2 in connection with the Company's acquisition of the Arbors at Hickory Ridge tax-exempt mortgage revenue bond during the second quarter of 2012. In connection with that agreement, AFCA 2 received an origination fee of $100,000. These fees have been recorded into the cost basis of the PHC Certificates and tax-exempt mortgage revenue bond and are being amortized against interest income on an effective yield basis. Both of these fees are consistent with the mortgage placement fees that AFCA 2 has earned previously in connection with the acquisition of tax-exempt mortgage revenue bonds by the Company.

An affiliate of AFCA 2, America First Properties Management Company, LLC (“Properties Management”) provided property management services for the eight MF Properties, the three Consolidated VIEs and six of the properties collateralized by the tax-exempt revenue bonds, earning management fees of approximately $305,000 and $608,000 for the three and six months ended June 30, 2013. Properties Management provided property management services for six MF Properties, the three VIEs, the six properties classified as discontinued operations and four of the properties collateralized by the tax-exempt revenue bonds, earning management fees of approximately $300,000 and $591,000 for the three and six months ended June 30, 2012.  These property management fees are not Partnership expenses, but are paid in each case by the owner of the multifamily apartment property.  For properties owned by entities treated as Consolidated VIEs and for MF Properties, the property management fees are reflected as real estate operating expenses on the Company’s consolidated financial statements.  The property management fees are paid out of the revenues generated by all properties financed by tax-exempt mortgage revenue bonds and taxable mortgages prior to the payment of debt service on the Partnership’s tax-exempt mortgage revenue bonds and taxable property loans.

The Partnership executed a Developer and Construction Management Agreement with two affiliates of AFCA 2 during the second quarter of 2013 in connection with the mixed-use development at the University of Nebraska - Lincoln (Note 7). These affiliates received approximately $500,000 in the first half of 2013 under the terms of this Agreement.

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

14.  Interest Rate Derivative Agreements

As of June 30, 2013, the Company has three derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing. The terms of the derivative agreements are as follows:

Date Purchased	Notional Amount	Effective Capped Rate	Maturity Date	Purchase Price	Counterparty

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$921,000	Bank of New York Mellon

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$845,600	Barclays Bank PLC

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$928,000	Royal Bank of Canada

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an decrease in interest expense of approximately $241,000 and $136,000 for the three and six months ended June 30, 2013, respectively. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $451,000 and $780,000 for the three and six months ended June 30, 2012, respectively.

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

Interest rate derivatives.  The effect of the Company’s interest rate caps is to set a cap, or upper limit, on the base rate of interest paid on the Company’s variable rate debt equal to the notional amount of the derivative agreement.  The effect of the Company’s interest rate swap is to change a variable rate debt obligation to a fixed rate for that portion of the debt equal to the notional amount of the derivative agreement.  The interest rate derivatives are recorded at fair value with changes in fair value included in current period earnings within interest expense.  The fair value of the interest rate derivatives is based on a model whose inputs are not observable and therefore are categorized as a Level 3 input. The inputs in the valuation model include three-month LIBOR rates, unobservable adjustments to account for the SIFMA index, as well as any recent interest rate cap trades with similar terms.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2013
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$199,115,593	$—	$—	$199,115,593
Public Housing Capital Fund Trust Certificates	62,759,268	—	—	62,759,268
MBS Investments	41,092,433	—	41,092,433	—
Interest Rate Derivatives	514,975	—	—	514,975
Total Assets at Fair Value	$303,482,269	$—	$41,092,433	$262,389,836

	For Three Months Ended June 30, 2013
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Tax-exempt Mortgage Revenue Bonds	Public Housing Capital Fund Trust Certificates	Interest Rate Derivatives	Total
Beginning Balance April 1, 2013	$206,859,175	$64,613,713	$274,071	$271,746,959
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	240,904	240,904
Included in other comprehensive income (loss)	(3,484,499)	(1,840,314)	—	(5,324,813)
Purchases	23,810,000	—	—	23,810,000
Tax-exempt mortgage revenue bond redemption	(16,052,849)	—	—	(16,052,849)
Tax-exempt mortgage revenue bond foreclosure	(11,581,266)	—	—	(11,581,266)
Settlements	(434,968)	(14,131)	—	(449,099)
Ending Balance June 30, 2013	$199,115,593	$62,759,268	$514,975	$262,389,836
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30, 2013	$—	$—	$240,904	$240,904

	For Six Months Ended June 30, 2013
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Tax-exempt Mortgage Revenue Bonds	Public Housing Capital Fund Trust Certificates	Interest Rate Derivatives	Total
Beginning Balance January 1, 2013	$145,237,376	$65,389,298	$378,729	$211,005,403
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	136,246	136,246
Included in other comprehensive income (loss)	144,376	(2,601,770)	—	(2,457,394)
Unelimination Ohio Properties' bonds	19,581,166	—	—	19,581,166
Purchases	62,210,000	—	—	62,210,000
Tax-exempt mortgage revenue bond redemption	(16,052,849)	—	—	(16,052,849)
Tax-exempt mortgage revenue bond foreclosure	(11,581,266)	—	—	(11,581,266)
Settlements	(423,210)	(28,260)	—	(451,470)
Ending Balance June 30, 2013	$199,115,593	$62,759,268	$514,975	$262,389,836
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30, 2013	$—	$—	$136,246	$136,246

	Fair Value Measurements at December 31, 2012
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$145,237,376	$—	$—	$145,237,376
Public Housing Capital Fund Trusts	65,389,298	—	—	65,389,298
MBS Investments	32,121,412	—	32,121,412	—
Interest Rate Derivatives	378,729	—	—	378,729
Total Assets at Fair Value	$243,126,815	$—	$32,121,412	$211,005,403

		For Three Months Ended June 30, 2012
		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance April 1, 2012		$138,576,178	$993,930	$139,570,108
Total gains (losses) (realized/unrealized)
Included in earnings		—	(451,157)	(451,157)
Included in other comprehensive income (loss)		4,047,983	—	4,047,983
Purchases		10,164,815	—	10,164,815
Sale of tax-exempt mortgage revenue bonds		(15,625,000)	—	(15,625,000)
Settlements		(317,357)	—	(317,357)
Ending Balance June 30, 2012		$136,846,619	$542,773	$137,389,392
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30, 2012		$—	$(451,157)	$(451,157)

	For Six Months Ended June 30, 2012
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Tax-exempt Mortgage Revenue Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2012	$135,695,352	$1,323,270	$137,018,622
Total gains (losses) (realized/unrealized)
Included in earnings	—	(780,497)	(780,497)
Included in other comprehensive income (loss)	6,889,571	—	6,889,571
Purchases	10,164,815	—	10,164,815
Sale of tax-exempt mortgage revenue bonds	(15,625,000)	—	(15,625,000)
Settlements	(278,119)	—	(278,119)
Ending Balance June 30, 2012	$136,846,619	$542,773	$137,389,392
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30, 2012	$—	$(780,497)	$(780,497)

Losses included in earnings for the period shown above are included in interest expense.

The Company calculates a fair market value of each financial instrument using a discounted cash flow model based on the debt amortization schedules at the effective rate of interest for each period represented. This estimate of fair value is based on Level 3 inputs. Below represents the fair market value of the debt held on the balance sheet for June 30, 2013 and December 31, 2012, respectively.

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Liabilities:
Debt financing	$225,447,000	$226,205,610	$177,948,000	$179,103,291
Mortgages payable	$46,486,463	$47,527,557	$39,119,517	$40,203,943

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

In October 2012, the limited partnership that owns the Greens Property admitted two entities that are affiliates of BC Partners as new limited partners as part of a syndication of LIHTCs on the Greens Property. At closing, the BC Partners invested $961,000 of equity into this limited partnership and is obligated to invest another $2.2 million at contractual scheduled milestones tied to construction, the property reaching a specified debt service coverage ratio, the designation from the state of the tax credits, but the final payment will be received no earlier than October 1, 2013.   In connection with this BC Partners transaction, the Company entered into guarantee agreements with the BC Partners under which the Company has guaranteed certain obligations of the general partner of the Greens of Pine Glen limited partnership, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur. A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehabilitation, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure. No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote. The maximum exposure to the Company at June 30, 2013, under the guarantee provision of the repurchase clause is approximately $721,000 which represents 75% of the equity contributed by BC Partners.

In connection with the Ohio Properties transaction in 2011, the Company entered into guarantee agreements with the BC Partners under which the Company has guaranteed certain obligations of the general partner of these limited partnerships, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur. A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehabilitation, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure. Even if a repurchase event should occur, 25% of the BC equity would remain in the Ohio Properties and thus BC, a third party, would have sufficient equity in the Ohio Properties for the Company to recognize the sale discussed in Note 9. No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote. The maximum exposure to the Company at June 30, 2013, under the guarantee provision of the repurchase clause is approximately $4.9 million which represents 75% of the equity contributed by BC Partners.

In March 2013, a wholly-owned subsidiary of the Company executed a 35-year ground lease with the University of Nebraska - Lincoln (“Lessor”) with an annual lease payment of $100. The leased property will have a mixed-use development consisting of a 1,605 stall parking garage and 475 bed student housing complex constructed on it. The Lessor will own the parking garage and the Company will own the student housing. The Company currently estimates the construction of the student housing will cost approximately $34.0 million and executed a guaranteed maximum price contract with the general contractor for the construction. The lease agreement has a stipulation that if the parking garage is not completed by August 1, 2014, the Company will pay damages of $6,000 per day of delayed completion to the Lessor. The Company's construction contract with the general contractor also stipulates that the general contractor will pay the Company $6,000 per day of liquidated damages for each day subsequent to August 1, 2014 that the parking garage is not completed. Construction has commenced and is estimated to be completed before the August 1, 2014 deadline.
To finance the construction of the student housing complex, the Company has executed an interest-only loan to borrow up to $25.5 million for a three year term at a variable interest rate. The Company also secured $4.3 million tax-incremental financing loan which is for a term of five years, carries a fixed interest rate of approximately 4.7%, requires principal payments commencing after 24 months and has a balloon payment due at maturity. These financings were executed in April 2013 and no amounts have been borrowed on either facility as of June 30, 2013 (Notes 7 and 11).

On June 28, 2013, the Partnership executed a Forward Bond Purchase Agreement agreeing to purchase an $8.0 million new tax-exempt mortgage revenue bond and a $500,000 taxable bond both secured by a multifamily property under construction in Albuquerque, New Mexico. The tax-exempt bond will have a stated annual interest rate of 6.0%, the taxable bond will have a stated rate of 12%, and bond proceeds must be used to pay off the third party construction loan. The Partnership accounts for the commitment as an available-for-sale security and, as such, records the estimated value of the forward purchase commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.  As of June 30, 2013, the Partnership has concluded there is no material value to the forward purchase commitment.

The Partnership has also executed a Guarantee Agreement with the construction lender for this Albuquerque project. The terms of the Guarantee Agreement requires the Partnership to guarantee that all construction costs are paid when due and pay any remaining outstanding principal and unpaid interest on the construction loan on or before July 1, 2015. Construction is expected to be completed in the first quarter of 2015 when the Partnership anticipates purchasing the tax-exempt mortgage revenue bond and taxable bond. No amounts have been accrued for this Guarantee Agreement as the Partnership expects that the construction loan will be sufficient to pay all costs during the construction period and that the proceeds from the tax-exempt mortgage revenue bond, taxable bond, and third party equity contribution to be sufficient to pay off all outstanding principal and interest on the construction loan on or before July 1, 2015.

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

17. Subsequent Events

On July 30, 2013, the Company purchased a new interest rate derivative with a notional amount of $93.3 million which represents the amount outstanding on the TEBS financing facility at August 1, 2013.  The maturity date of this interest rate derivative is September 1, 2017 and the effective capped interest rate is 1.5%.  On July 30, 2013, the Company also sold a new interest rate derivative to the same counterparty which had the same notional amount of $93.3 million and an effective capped interest rate of 3.0%.  The total cost of these two interest rate derivatives was approximately $800,000 and the derivative contracts do not qualify for hedge accounting and therefore, changes in the estimated fair value of the interest rate derivatives will be included in earnings in future quarters.  This interest rate corridor transaction effectively reduced the capped interest rate from 3.0% to 1.5% on the TEBS financing facility through the maturity date of the interest rate derivative contracts.

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

Tax-Exempt Bond Investments Segment

The Tax-Exempt Bond Investments segment consists of the Company’s portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  Such tax-exempt bonds are held as long-term investments.  As of June 30, 2013, the Company held twenty-four tax-exempt mortgage revenue bonds not associated with Consolidated VIEs and three tax-exempt mortgage revenue bonds associated with Consolidated VIEs which are bonds that are eliminated in consolidation on the Company's financial statements. Additionally, two tax-exempt mortgage revenue bonds secured by the Greens Property are eliminated upon consolidation in the Company's financial statements and reported as discontinued operations for all periods presented (Note 9). The multifamily apartment properties financed by the twenty-nine tax-exempt mortgage revenue bonds contain a total of 4,488 rental units. Two of the bonds' properties are not operational and are under construction (Note 4).

MF Properties Segment

The MF Properties segment consists of indirect equity interests in multifamily apartment properties which are not currently financed by tax-exempt mortgage revenue bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring.  In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties.  With the exception of the Greens Property, the Partnership's interests in its current MF Properties are not currently classified as Assets held for sale because the Partnership is not actively marketing them for sale, there is no definitive purchase agreement in existence that, under current guidance, can be recognized as a sale of real estate assets and, therefore, no sale is expected in the next twelve months.  As discussed above, the Greens Property is reported as discontinued operations (Note 9). During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.  Any such cash distribution will contribute to the Partnership's CAD.  As of June 30, 2013, the Company consolidated the results of eight MF Properties containing a total of 1,582 rental units plus the student housing complex in Lincoln, Nebraska that is currently under construction (Note 7).

Other Tax-Exempt Investments

The Partnership Agreement authorizes the Company to make investments in tax-exempt investments other than tax-exempt mortgage revenue bonds provided that these other tax-exempt investments are rated in one of the four highest rating categories by a national securities rating agency and do not constitute more than 25% of the Company's assets at the time of acquisition as required under the Agreement of Limited Partnership. In addition, the amount of other tax-exempt investments are limited based on the conditions to the exemption from registration under the Investment Company Act of 1940 that is relied upon for the Partnership. The Company currently owns other tax-exempt investments, PHC Certificates and MBS, which are reported as two separate segments. The PHC Trusts segment consists of the assets, liabilities, and related income and expenses of the PHC Trusts. The Partnership consolidates the PHC Trusts due to ownership of the LIFERS issued by the three PHC Trusts, which hold custodial receipts evidencing loans made to a number of local public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by the HUD. This investment was acquired in July 2012. The MBS segment consists of the assets, liabilities, and related income and expenses of the MBS TOB Trusts that the Company consolidated due to its ownership of the LIFERs issued by the MBS TOB Trusts. These MBS TOB trusts are securitizations of state-issued mortgage-backed securities which are backed by residential mortgage loans. These investments were acquired during the fourth quarter of 2012 through the second quarter of 2013 (Note 6).

The Consolidated VIE Segment

The Consolidated VIE segment consists of multifamily apartment properties which are financed with tax-exempt mortgage revenue bonds held by the Partnership, the assets, liabilities and operating results of which are consolidated with those of the Partnership as a result of consolidation guidance.  The tax-exempt mortgage revenue bonds on these Consolidated VIE properties are eliminated from the Company’s financial statements as a result of such consolidation, however, such bonds are held as long-term investments by the Partnership which continues to be entitled to receive principal and interest payments on such bonds.  The Company does not actually own an equity position in the Consolidated VIEs or their underlying properties.  As of June 30, 2013, the Company consolidated three VIEs containing a total 650 units (Note 3).

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

Management's goals with respect to the properties constituting the Company's Consolidated VIE and MF Properties reportable segments is to generate increasing amounts of net rental income from these properties that will allow them to (i) make all payments of base interest, and possibly pay contingent interest, on the properties included in the Tax-Exempt Bond Investments segment and the Consolidated VIE segment, and (ii) distribute net rental income to the Partnership from the MF Properties segment until such properties can be refinanced with additional tax-exempt mortgage revenue bonds meeting the Partnership's investment criteria.  In order to achieve these goals, management of these multifamily apartment properties is focused on: (i) maintaining high economic occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties; and (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas.

The following table details certain key financial information for the Company’s reportable segments for the three and six months ended June 30, 2013 and June 30, 2012 and as of December 31, 2012:

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Total revenues
Tax-Exempt Bond Investments	$10,327,518	$3,380,596	$18,771,045	$6,173,018
MF Properties	2,731,740	1,656,204	5,251,479	3,421,695
Public Housing Capital Fund Trust Certificates	814,884	—	1,630,313	—
Mortgage-Backed Securities	422,811	—	753,165	—
Consolidated VIEs	1,220,306	1,199,745	2,433,375	2,394,654
Consolidation/eliminations	(376,676)	(380,702)	(754,385)	(762,375)
Total revenues	$15,140,583	$5,855,843	$28,084,992	$11,226,992

Interest expense
Tax-Exempt Bond Investments	$460,827	$1,057,794	$1,119,324	$1,965,314
MF Properties	520,784	439,176	1,023,789	800,472
Public Housing Capital Fund Trust Certificates	321,733	—	599,593	—
Mortgage-Backed Securities	123,005	—	219,916	—
Consolidated VIEs	825,466	803,693	1,644,629	1,602,835
Consolidation/eliminations	(825,466)	(803,693)	(1,644,629)	(1,602,835)
Total interest expense	$1,426,349	$1,496,970	$2,962,622	$2,765,786

Depreciation expense
Tax-Exempt Bond Investments	$—	$—	$—	$—
MF Properties	912,411	622,456	1,761,731	1,154,990
Public Housing Capital Fund Trust Certificates	—	—	—	—
Mortgage-Backed Securities	—	—	—	—
Consolidated VIEs	348,146	349,169	693,454	696,641
Consolidation/eliminations	—	—	—	—
Total depreciation expense	$1,260,557	$971,625	$2,455,185	$1,851,631

Income (loss) from continuing operations
Tax-Exempt Bond Investments	$3,844,988	$896,430	$10,266,400	$1,749,432
MF Properties	(362,197)	(460,756)	(726,691)	(539,463)
Public Housing Capital Fund Trust Certificates	485,956	—	1,016,414	—
Mortgage-Backed Securities	272,511	—	487,152	—
Consolidated VIEs	(761,719)	(692,904)	(1,454,951)	(1,361,164)
Consolidation/eliminations	459,580	433,895	911,853	862,296
Income from continuing operations	$3,939,119	$176,665	$10,500,177	$711,101

Net income (loss)
Tax-Exempt Bond Investments	$3,844,988	$896,430	$10,266,400	$1,749,432
MF Properties	(346,156)	(331,373)	1,049,718	(314,084)
Public Housing Capital Fund Trust Certificates	485,956	—	1,016,414	—
Mortgage-Backed Securities	272,511	—	487,152	—
Consolidated VIEs	(761,719)	(692,904)	(1,454,951)	(1,361,164)
Consolidation/eliminations	459,580	433,895	911,853	862,296
Net income - America First Tax Exempt Investors, L. P.	$3,955,160	$306,048	$12,276,586	$936,480

	June 30, 2013	December 31, 2012
Total assets
Tax-Exempt Bond Investments	$391,026,104	$357,606,420
MF Properties	73,772,898	51,379,479
Public Housing Capital Fund Trusts	63,165,742	65,811,361
Mortgage-Backed Securities	41,722,870	32,488,363
Discontinued Operations	9,972,795	32,580,427
Consolidated VIEs	22,809,288	30,207,191
Consolidation/eliminations	(136,341,449)	(156,922,486)
Total assets	$466,128,248	$413,150,755

Total partners' capital
Tax-Exempt Bond Investments	$217,789,731	$221,665,286
MF Properties	23,607,941	6,643,315
Public Housing Capital Fund Trusts	14,058,064	16,720,915
Mortgage-Backed Securities	7,150,074	7,334,399
Consolidated VIEs	(29,232,300)	(22,480,214)
Consolidation/eliminations	(51,092,095)	(47,966,509)
Total partners' capital	$182,281,415	$181,917,192

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

•
Nine multifamily apartments ("MF Properties") are majority owned by two limited partnerships in which a subsidiary of the Partnership holds a 99% limited partner interest in three and four limited liability companies of which a subsidiary of the Partnership owns a 100% member interest.

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

Executive Summary

For the three months ended June 30, 2013 and 2012, the Company generated Net income of approximately $4.0 million and $306,000, respectively. For the six months ended June 30, 2013 and 2012, the Company generated Net income of approximately $12.3 million and $936,000, respectively. During the three and six months ended June 30, 2013, the Company realized approximately $6.5 million in contingent tax-exempt interest income offset by approximately $4.6 million in a realized loss on a taxable property loan related to the redemption of the Iona Lakes tax-exempt mortgage revenue bond. The Company realized approximately $5.3 million in tax-exempt revenue bond and taxable property loan interest income, a $250,000 guarantee fee, and an approximate $1.8 million gain on sale of discontinued operations in the first half of 2013 due to the recognition of the sale of the Ohio Properties. In addition, new tax-exempt mortgage revenue bonds purchased in the second half of 2012 and first half of 2013 resulted in the Company reporting an approximate $2.3 million and $4.1 million in additional tax-exempt mortgage revenue bond interest income in the three and six months ended June 30, 2013 compared to three and six months ended June 30, 2012, respectively.

The Company had a significant increase in property revenues, real estate operating expenses, and depreciation and amortization expenses related to new property activity; the Maples on 97th (acquired in August 2012), Weatherford (lease-up commenced in the second quarter of 2012), and DeCordova (34 new units leased-up in the third quarter of 2012). Overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents, and non-revenue units such as model units and employee units) of the apartment properties that the Partnership has financed with tax-exempt mortgage revenue bonds was approximately 84% for the first half of 2013 and approximately 88% for the first half of 2012.  Overall economic occupancy of the MF Properties was approximately 81% for the first half of 2013 and approximately 76% for the first half of 2012.

The Company generated Cash Available for Distribution (“CAD”) of approximately $5.6 million and $2.3 million for the three months ended June 30, 2013 and 2012, respectively, and approximately $10.6 million and $5.0 million for the six months ended June 30, 2013 and 2012, respectively. See further discussion of CAD in the Liquidity and Capital Resources section in the Management’s Discussion and Analysis. Included in the $5.6 million and $10.6 million of CAD for the three and six months ended June 30, 2013, is income from transactions which may not recur in future quarters:

•
In the second quarter of 2013, the Company recognized approximately $1.9 million of net income - America First Tax Exempt Investors, LP related to the redemption of the Iona Lakes tax-exempt mortgage revenue bond

•	In the six months ended June 30, 2013, the Company also recognized approximately $1.35 million of taxable interest and other income related to the recognition of the sale of the Ohio Properties.

Recent Investment Activity

In June 2013, the Partnership acquired six tax-exempt mortgage revenue bonds secured by three properties located in San Antonio, Texas. The bond purchases are as follows: approximately $5.8 million par value Series A and approximately $2.5 million par value Series B tax-exempt mortgage revenue bonds secured by the Dublin Apartments, a 156 unit multifamily apartment complex; approximately $3.1 million Series A and approximately $2.3 million Series B tax-exempt mortgage revenue bonds secured by the Kingswood Apartments, a 129 unit multifamily apartment complex; and approximately $5.5 million Series A and approximately $1.7 million Series B tax-exempt mortgage revenue bonds secured by Waterford Apartments, a 133 unit multifamily apartment complex. The three Series A tax-exempt mortgage revenue bonds each carry an annual interest rate of 6.0% and mature on August 1, 2050. The three Series B tax-exempt mortgage revenue bonds each carry an annual base interest rate of 9.0% and mature on September 1, 2050. The Partnership also acquired approximately $831,000 of taxable mortgage revenue bonds which also carry a base interest rate of 9.0% and mature on September 1, 2050. The Company has determined that the entity which owns the three properties is an unrelated not-for-profit which under the accounting guidance is not subject to applying the VIE consolidation guidance. As a result, the properties' financial statements are not consolidated into the consolidated financial statements of the Company (see Note 4).

The Partnership, as sole bondholder, previously directed the bond trustee to file a foreclosure action on the Woodland Park tax-exempt mortgage revenue bond. On February 28, 2013, the court granted Summary Judgment in the bond trustee's favor confirming that the tax-exempt mortgage revenue bond is senior to mechanic's liens filed on the property. Subsequently, the court ordered a sale of the Woodland Park property and on April 23, 2013, the Partnership made a bid to purchase the property for the amount of the outstanding principal and interest it is owed which was the winning bid. The Partnership's Motion of Confirmation was approved by the court on May 2, 2013. The bond trustee assigned its right to the property to the Partnership on May 8, 2013 and the Partnership received the Sheriff's deed conveying title to a wholly-owned subsidiary of the Partnership on May 29, 2013. Woodland Park became an MF Property at a net asset value of approximately $15.7 million upon conveyance of title. The Partnership now has the option of converting the property to a market rate rent execution or maintain it as an affordable rental property.  The Partnership will continue to assess its long-term strategy for the property to maximize its economic value.
y (see Note 7).

In April 2013, the Partnership acquired a tax-exempt mortgage revenue bond secured by the Renaissance Gateway Apartments, a 208 unit multifamily apartment complex located in New Orleans, Louisiana. The Series C bond was purchased for approximately $2.9 million par value, carries a base interest rate of 12.0%, and matures on June 1, 2015. This property is undergoing a major rehabilitation and the Partnership has agreed to fund approximately $8.6 million of a Series A tax-exempt mortgage revenue bond and approximately $1.3 million of a Series B tax-exempt mortgage revenue bond during construction which is estimated to be completed on June 30, 2014. The Series A bond carries an annual interest rate of approximately 6.0% and the Series B bonds carry an annual interest rate of approximately 12.0%. Upon completion of construction and stabilization, the approximate $2.9 million Series C bond will be paid back on the earlier of when the property receives its final equity contribution by the limited partner property owner or June 1, 2015 (see Note 4).
In March 2013, a wholly-owned subsidiary of the Company executed a 35-year ground lease with the University of Nebraska - Lincoln (“Lessor”) with an annual lease payment of $100. The leased property will have a mixed-use development consisting of a 1,605 stall parking garage and 475 bed student housing complex constructed on it. The Lessor will own the parking garage for which it will contribute approximately $16.7 million to its construction. The Company will own the student housing complex and currently estimates that construction will cost approximately $34.0 million. The Company executed a guaranteed maximum price contract with the general contractor for the construction on the mixed-use development. The Company expects to restructure its ownership of the student housing complex into a tax-exempt mortgage revenue bond holding after the construction is completed (which is estimated as August 1, 2014 and when the project has a sufficient history of operating results).
To finance the construction of the student housing complex, the Company has executed an interest-only loan to borrow up to $25.5 million for a three year term at a variable interest rate. The Company also secured $4.3 million tax-incremental financing loan which is for a term of five years, carries a fixed interest rate of approximately 4.7%, requires principal payments commencing after 24 months and has a balloon payment due at maturity. No amounts have been borrowed on this facility as of June 30, 2013 (see Notes 7, 11, and 16).

In February 2013, the Partnership acquired six tax-exempt mortgage revenue bonds secured by three properties located in San Antonio, Texas. The bond purchases are as follows: approximately $13.8 million par value Series A and approximately $3.2 million par value Series B tax-exempt mortgage revenue bonds secured by the Avistar on the Boulevard, a 344 unit multifamily apartment complex; approximately $8.9 million Series A and approximately $2 million Series B tax-exempt mortgage revenue bonds secured by the Avistar at Chase Hill, a 232 unit multifamily apartment complex; and approximately $8.8 million Series A and approximately $1.7 million Series B tax-exempt mortgage revenue bonds secured by Avistar at the Crest, a 200 unit multifamily apartment complex. The three Series A tax-exempt mortgage revenue bonds each carry an annual interest rate of 6.0% and mature on March 1, 2050. The three Series B tax-exempt mortgage revenue bonds each carry a base interest rate of 9.0% and mature on April 1, 2050. The Partnership also acquired approximately $804,000 of taxable bonds which also carry a base interest rate of 9.0% and mature on April 1, 2050 (see Note 4).

Recent Financing Activity

In June 2013, the Company executed a new Tender Option Bond ("TOB Trust") under its credit facility with Deutsche Bank ("DB") securitizing the Avistar on the Boulevard, Avistar at Chase Hill, and Avistar at the Crest Series A tax-exempt mortgage revenue bonds. The amount borrowed and the balance at June 30, 2013 was $20.0 million with a variable interest rate tied to Securities Industry and Financial Markets Association (“SIFMA”). The facility matures in June 2014. The total cost of borrowing for this new TOB Trust was approximately 2.5% on the date of closing and as of June 30, 2013.

In April 2013, the Company borrowed approximately $7.8 million through a sixth securitization of mortgage-backed security ("MBS TOB Trust") with a par value of approximately $10.0 million. On the date of closing and on June 30, 2013, the total fixed TOB trust fee was approximately .9% per annum and the rate paid on the TOB trust on the SPEARS was approximately .3% per annum which is a variable rate tied to SIFMA. This results in the total cost of borrowing of approximately 1.2%.

In March 2013, the Partnership obtained a $10.0 million unsecured revolving line of credit. This revolving line of credit carries a variable interest rate which was approximately 3.5% at date of closing. On June 30, 2013, the Partnership reported an approximate $6.0 million balance at an approximate 3.5% interest rate (see Note 10). This line of credit will be utilized to help with short-term working capital needs and to fund new investments during the periods of time that Company is working with its lender to finalize new TOB financings of assets.

In March 2013, the Company executed a new TOB under its credit facility with DB securitizing the Arbors at Hickory Ridge tax-exempt mortgage revenue bond. The amount borrowed was $7.0 million with a variable interest rate tied to SIFMA. The facility matures in February 2014. On June 30, 2013 the total fixed TOB trust fee was approximately 2.1% per annum and the rate paid on the TOB trust on the SPEARS was .4% per annum resulting in a total cost of borrowing of approximately 2.5% (see Note 10). The outstanding balance remains at $7.0 million on June 30, 2013.

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

In February 2013, the Company executed a new TOB under its credit facility with DB securitizing the Greens Property tax-exempt mortgage revenue bond. The amount borrowed was approximately $5.8 million with a variable interest rate tied to SIFMA and the facility matures in December 2013. The total cost of borrowing was approximately 2.5% as of June 30, 2013 (see Note 10). The outstanding balance remains at $5.7 million at June 30, 2013.

In February 2013, the Partnership obtained a debt facility secured by the Iona Lakes tax-exempt mortgage revenue bond with total available borrowings of up to $6.0 million. Any borrowed amount carried a fixed interest rate of 5.0% and the facility had a stated maturity of February 25, 2014 (see Note 10). On June 29, 2013 the Partnership retired this debt facility.

In January 2013, the Company borrowed approximately $2.0 million through a TOB securitizing state issued mortgage-backed securities ("MBS") with a par value of approximately $2.5 million (see Note 10).

Discussion of the Tax-Exempt Mortgage Revenue Bond Holdings as of June 30, 2013

The Partnership’s primary purpose is to acquire and hold as long-term investments a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. At June 30, 2013, the Partnership held 29 tax-exempt mortgage revenue bonds secured by 26 properties of which 13 bonds are owned by ATAX TEBS I, LLC and five are held in trust facilities with DB (see Note 10).  Twenty-four of the properties securing the bonds contain a total of 4,488 rental units and two of the bonds' properties are not operational and are under construction. Three of the entities that own the apartment properties financed by three of the Partnership’s tax exempt mortgage revenue bonds were deemed to be Consolidated VIEs of the Partnership at June 30, 2013 and, as a result, these bonds are eliminated in consolidation on the Company’s financial statements.  Additionally, two bonds secured by the Greens Property will continue to be eliminated in consolidation on the Company’s financial statements until the property meets the criteria for recognition of their sale as discussed in Note 9.

For the three months and six months ended June 30, 2013, the tax-exempt bond investment segment reported revenue of approximately $10.3 million and $18.8 million, respectively, interest expense of approximately $461,000 and $1.1 million, respectively, and income from continuing operations of approximately $3.9 million and $10.3 million, respectively. For the three and six months ended June 30, 2012, the tax-exempt bond investment segment reported revenue of approximately $3.4 million and $6.2 million, respectively, interest expense of approximately $1.1 million and $2.0 million, respectively, and income from continuing operations of approximately $896,000 and $1.7 million, respectively. The increase in income from continuing operations quarter over quarter resulted from the approximate $1.9 million net realized gain on the redemption of the Iona Lakes tax-exempt mortgage revenue bond (see Note 4) and the net increase from the acquisitions of new tax-exempt mortgage revenue bonds held in the portfolio. The increase in income from continuing operations for the first half of 2013 as compared to the first half of 2012 resulted from the approximate $1.9 million net realized gain on the redemption of the Iona Lakes tax-exempt mortgage revenue bond (see Note 4), approximately $5.3 million of tax-exempt and taxable interest income and a guarantee fee of $250,000 realized from the recognition of the sale of the Ohio Properties, and the net increase from the acquisitions of new tax-exempt mortgage revenue bonds held in the portfolio during the first half of 2013.

Discussion of the Public Housing Capital ("PHC") Trusts Holdings as of June 30, 2013

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

The PHC Certificates acquired in July 2012 consist of custodial receipts evidencing loans made to a number of public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by HUD under HUD's Capital Fund Program. The PHC Certificate segment reported revenue of approximately $815,000, interest expense of approximately $321,000, and income from continuing operations of approximately $486,000 for the three months ended June 30, 2013. The PHC Certificate segment reported revenue of approximately $1.6 million, interest expense of approximately $600,000, and income from continuing operations of approximately $1.0 million for the six months ended June 30, 2013. The following table sets forth certain information relating to the PHC Certificates held in the tender option bond trusts ("PHC TOB Trusts"):

	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate over Life	Principal Outstanding June 30, 2013
Public Housing Capital Fund Trust Certificate I	12.75	AA-	5.330%	$26,406,558
Public Housing Capital Fund Trust Certificate II	12.3	AA-	4.240%	17,959,713
Public Housing Capital Fund Trust Certificate III	13.3	BBB	5.410%	20,898,432
Total Public Housing Capital Fund Trust Certificates				$65,264,703

Discussion of the Mortgage-Backed Securities Holdings as of June 30, 2013

The third tax-exempt class of security owned by the Company is MBS. As of June 30, 2013, the Company owns state-issued MBS with an aggregate outstanding principal amount of approximately $43.5 million. The MBS were acquired during the fourth quarter of 2012 and first half of 2013 and are backed by residential mortgage loans. The MBS segment reported revenue of approximately $423,000, interest expense of approximately $123,000, and income from continuing operations of approximately $273,000 for the three months ended June 30, 2013. The MBS segment reported revenue of approximately $753,000, interest expense of approximately $220,000, and income from continuing operations of approximately $487,000 for the six months ended June 30, 2013. The following table sets forth certain information relating to the MBS held in the MBS TOB Trusts:

Agency Rating of Mortgage-Backed Securities	Principal Outstanding June 30, 2013	Weighted Average Maturity Date	Weighted Average Coupon Interest Rate
"AAA"	$22,710,000	1/14/2036	4.220%
"AA"	20,815,000	1/18/2036	4.000%
	$43,525,000

Discussion of the MF Property Holdings as of June 30, 2013

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

At June 30, 2013, the Partnership’s consolidated subsidiaries own eight MF Properties which contain a total of 1,582 rental units plus the student housing complex in Lincoln, Nebraska that is currently under construction (see Note 7). In addition, there are 168 rental units which are being held as discontinued operations and are not reported on the economic occupancy table (see Note 9). For the three and six months ended June 30, 2013, the MF Properties segment reported approximately $362,000 and $727,000 loss from continuing operations, respectively, and approximately $346,000 net loss and $1.0 million net income, respectively.

At June 30, 2012, the Partnership’s consolidated subsidiaries owned six MF Properties which contain a total of 1,054 rental units reported within continuing operations. In addition, the three Ohio Properties contain 362 rental units which were reported as an MF Property as they were subject to a sales agreement (see Notes 2 and 9).  There were an additional 356 rental units which are being held as discontinued operations and are not reported on the economic occupancy table. For the three and six months ended June 30, 2012, the MF Properties segment reported approximately $461,000 and $539,000 loss from continuing operations, respectively, and approximately $331,000 and $314000 net loss, respectively.

The increase in loss from continuing operations for the six months ended June 30, 2013 compared to prior year can be attributed to the increase in real estate, depreciation, and amortization expenses due to the acquisitions of the Woodland Park and Maples on 97th properties and finalization of the construction of other properties.

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

The following table outlines certain information regarding the apartment properties on which the Partnership holds tax-exempt mortgage revenue bonds (separately identifying those owned by entities treated as Consolidated VIEs) and the MF Properties.  The narrative discussion that follows provides a brief operating analysis of each property during the first half of 2013 and 2012.

		Number of Units	Number of Units Occupied	Percentage of Occupied Units as of June 30,		Economic Occupancy (1) for the period ended June 30,

Property Name	Location			2013	2012	2013	2012

Non-Consolidated Properties
Arbors of Hickory Ridge (3)	Memphis, TN	348	327	94%	92%	87%	91%
Ashley Square Apartments	Des Moines, IA	144	138	96%	98%	96%	96%
Autumn Pines	Humble, TX	250	229	92%	94%	89%	89%
Avistar at Chase Hill (3)	San Antonio, TX	232	200	86%	n/a	76%	n/a
Avistar at the Crest (3)	San Antonio, TX	200	159	80%	n/a	57%	n/a
Avistar on the Boulevard (3)	San Antonio, TX	344	279	81%	n/a	72%	n/a
Bella Vista Apartments	Gainesville, TX	144	123	85%	96%	82%	88%
Bridle Ridge Apartments	Greer, SC	152	146	96%	95%	88%	94%
Brookstone Apartments	Waukegan, IL	168	160	95%	96%	86%	90%
Cross Creek Apartments	Beaufort, SC	144	125	87%	90%	79%	79%
Ohio Properties (4)	Ohio	362	335	93%	95%	93%	93%
Runnymede Apartments	Austin, TX	252	248	98%	94%	93%	91%
South Park Ranch Apartments	Austin, TX	192	191	99%	99%	90%	95%
Villages at Lost Creek	San Antonio, TX	261	254	97%	97%	85%	88%
Woodlynn Village	Maplewood, MN	59	58	98%	98%	98%	99%
		3,252	2,972	91%	81%	85%	91%

Consolidated VIEs
Bent Tree Apartments	Columbia, SC	232	210	91%	91%	80%	82%
Fairmont Oaks Apartments	Gainesville, FL	178	159	89%	87%	78%	79%
Lake Forest Apartments	Daytona Beach, FL	240	217	90%	84%	80%	77%
		650	586	90%	87%	80%	79%

MF Properties
Arboretum	Omaha, NE	145	144	99%	71%	87%	71%
Eagle Village	Evansfille, IN	511	203	40%	45%	74%	73%
Glynn Place	Brunswick, GA	128	114	89%	81%	72%	66%
Maples on 97th (3)	Omaha, NE	258	232	90%	n/a	79%	n/a
Meadowview	Highland Heights, KY	118	91	77%	94%	87%	89%
Residences at DeCordova (6)	Granbury, TX	110	105	95%	100%	82%	87%
Residences at Weatherford (2)	Weatherford, TX	76	72	95%	n/a	85%	n/a
Woodland Park (5)	Topeka, KS	236	214	91%	86%	93%	83%
		1,582	1,175	74%	65%	81%	76%

(1)
Economic occupancy is presented for the first six months of 2013 and 2012, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented, therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

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

(5) This property was foreclosed on May 29, 2013 and became an MF Property. The occupancy information includes the periods prior to the foreclosure when the Partnership held a tax-exempt mortgage revenue bond secured by this property.
(6) At June 30, 2012 this property had 76 units to rent; 34 additional units were subsequently construction and this property has 110 units to rent at June 30, 2013.

Non-Consolidated Properties

Arbors of Hickory Ridge - Arbors of Hickory Ridge Apartments is located in Memphis, Tennessee and is a 348 unit facility. The Partnership purchased this bond in June 2012. In the first half of 2013, Net Operating Income (calculated as property revenue less salaries, advertising, administration, utilities, repair and maintenance, insurance, taxes, and management fee expense) was $575,000 on net revenue of approximately $1.2 million. Debt service on the Partnership's bonds on this property was current as of June 30, 2013.

Ashley Square – Ashley Square Apartments is located in Des Moines, Iowa.  In the first half of 2013, Net Operating Income was $317,000 as compared to $318,000 in 2012.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2013.

Autumn Pines – Autumn Pines is located in Humble, Texas.  In the first half of 2013, Net Operating Income was $614,000 as compared to $626,000 in 2012. The decrease was a result of an increase in utility expenses. Debt service on the Partnership’s bonds on this property was current as of June 30, 2013.

Avistar on Chase Hill - Avistar on Chase Hill is located in San Antonio, Texas and is a 232 unit facility. This bond was purchased in February 2013. In the first half of 2013, Net Operating Income was $262,000 on net revenue of approximately $655,000. Debt service on the Partnership’s bonds on this property was current as of June 30, 2013.

Avistar at the Crest - Avistar at the Crest is located in San Antonio, Texas and is a 200 unit facility. This bond was purchased in February 2013. In the first half of 2013, Net Operating Income was $137,000 on net revenue of approximately $436,000. Debt service on the Partnership’s bonds on this property was current as of June 30, 2013.

Avistar on the Boulevard - Avistar on the Boulevard is located in San Antonio, Texas and is a 344 unit facility. This bond was purchased in February 2013. In the first half of 2013, Net Operating Income was $464,000 on net revenue of approximately $868,000. Debt service on the Partnership’s bonds on this property was current as of June 30, 2013.

Bella Vista – Bella Vista Apartments is located in Gainesville, Texas.  In the first half of 2013, Net Operating Income was $281,000 as compared to $317,000 in 2012.  This decrease was a result of a decrease in economic occupancy along with an increase in utility expenses.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2013.

Bridle Ridge Apartments – Bridle Ridge Apartments is located in Greer, South Carolina.  In the first half of 2013, Net Operating Income was $339,000 as compared to $350,000 in 2012.  This decrease was a result of a decrease in economic occupancy along with an increase in administrative expenses and taxes and insurance. Debt service on the Partnership’s bonds on this property was current as of June 30, 2013.

Brookstone – Brookstone Apartments is located in Waukegan, Illinois.  In the first half of 2013, Net Operating Income was $437,000 in 2013 and 2012. Debt service on the Partnership’s bonds on this property was current as of June 30, 2013.

Cross Creek – Cross Creek Apartments is located in Beaufort, South Carolina. In the first half of 2013, Net Operating Income was $215,000 as compared to $243,000 in 2012.  This decrease was a result of an increase in real estate taxes. Debt service on the Partnership’s bonds on this property was current as of June 30, 2013.

Ohio Properties - The Ohio properties are made up of three multifamily apartment complexes located in Ohio. Debt service on the Partnership’s bonds on this property was current as of June 30, 2013. The following is a description of each of the three apartment complexes:

Crescent Village – Crescent Village Townhomes is located in Cincinnati, Ohio.  In the first half of 2013 and 2012, Net Operating Income was $214,000.

Postwoods – Postwoods Townhomes is located in Reynoldsburg, Ohio.  In the first half of 2013, Net Operating Income was $401,000 as compared to $374,000 in 2012.  This increase was a result of a decrease in utility expenses and real estate taxes offset by a decrease in economic occupancy.

Willow Bend – Willow Bend Townhomes is located in Columbus (Hilliard), Ohio.  In the first half of 2013, Net Operating Income was $220,000 as compared to $158,000 in 2012.  This increase was a result of an increase in economic occupancy along with a decrease in salaries expense and real estate taxes.

Runnymede Apartments – Runnymede Apartments is located in Austin, Texas.  In the first half of 2013, Net Operating Income was approximately $579,000 as compared to approximately $550,000 in 2012.  This increase was the result of an increase in economic occupancy along with a decrease in utility and repair and maintenance expenses.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2013.

South Park Ranch Apartments – South Park Ranch Apartments is located in Austin, Texas. In the first half of 2013, Net Operating Income was $649,000 as compared to $605,000 in 2012.  This increase was the result of a decrease in administrative, salary and maintenance expenses offset by a decrease in economic occupancy.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2013.

Villages at Lost Creek – Villages at Lost Creek is located in San Antonio, Texas.  In the first half of 2013, Net Operating Income was $845,000 as compared to $800,000 in 2012. This increase was the result of a decrease in management fees and advertising and maintenance expense offset by a decrease in economic occupancy. Debt service on the Partnership’s bond on this property was current as of June 30, 2013.

Woodlynn Village – Woodlynn Village is located in Maplewood, Minnesota.  In the first half of 2013, Net Operating Income was $188,000 as compared to $207,000 in 2012.  This decrease was the result of a slight decrease in economic occupancy along with an increase in repair and maintenance expenses and real estate taxes.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2013.

Consolidated VIEs

Bent Tree – Bent Tree Apartments is located in Columbia, South Carolina.   In the first half of 2013, Net Operating Income was $283,000 as compared to $318,000 in 2012.  This decrease was the result of a decrease economic occupancy along with an increase in salaries, utilities, and repair and maintenance expenses.  Debt service on the Partnership’s bonds on this property was current of June 30, 2013.

Fairmont Oaks – Fairmont Oaks Apartments is located in Gainesville, Florida.  In the first half of 2013, Net Operating Income was $315,000 as compared to $343,000 in 2012.  This decrease was the result of an increase in salary, advertising, and repair and maintenance expenses.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2013.

Lake Forest – Lake Forest Apartments is located in Daytona Beach, Florida.  In the first half of 2013, Net Operating Income was $371,000 as compared to $359,000 in 2012.  This increase was the result of an increase in economic occupancy along with a decrease in utility expenses.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2013.

MF Properties

Arboretum – Arboretum is located in Omaha, Nebraska. In the first half of 2013, Net Operating Income was $709,000 as compared to $571,000 in 2012. This increase was the result of an increase in economic occupancy along with a decrease in administrative expenses.

Eagle Village –Eagle Village is located in Evansville, Indiana. In the first half of 2013, Net Operating Income was $411,000 as compared to $478,000 in 2012. This decrease was the result of an an increase in administrative expenses offset by a minor increase in economic occupancy.

Glynn Place – Glynn Place Apartments is located in Brunswick, Georgia.  In the first half of 2013, Net Operating Income was $140,000 as compared to $122,000 in 2012.  This increase was the result of an increase in economic occupancy along with a decrease in salaries and repair and maintenance expenses.

Maples on 97th – Maples on 97th is located in Omaha, Nebraska and is 258 unit facility. This property was purchased in August 2012. In the first half of 2013, Net Operating Income was $353,000 on net revenue of approximately $833,000.

Meadowview – Meadowview Apartments is located in Highland Heights, Kentucky.  In the first half of 2013, Net Operating Income was $341,000 as compared to $289,000 in 2012.  This increase was a result of an overall increase in average rent levels per unit along with a decrease in repair and maintenance expenses.

Residences at DeCordova – This property is a senior (55+) affordable housing project located in Granbury, Texas in the Dallas-Fort Worth area.  In the first half of 2013, Net Operating Income was $311,000 as compared to $171,000 in 2012. This increase is the result of an additional 34 units finished in third quarter of 2012 along with a decrease in real estate taxes.

Residences at Weatherford – This property contains 76 units. This property is a senior (55+) affordable housing project located in Weatherford, Texas in the Dallas-Fort Worth area. The property was completed in the second quarter of 2012. As of June 30, 2013, the property had 72 units leased, or 95% occupancy. In the first half of 2013, Net Operating Income was $193,000 on net revenue of approximately $367,000.

Woodland Park – Woodland Park is located in Topeka, Kansas and is a 236 unit facility. This property was secured by a tax-exempt mortgage revenue bond owned by the Partnership but due to a foreclosure, became an MF Property on May 29, 2013. For approximately one month in 2013 it was reported as an MF property and reported Net Operating Income of $90,000 on net revenue of approximately $145,000.

Discontinued Operations

Greens of Pine Glen – Greens of Pine Glen Apartments is located in Durham, North Carolina. Based on the expectation that Greens of Pine Glen will be sold within the next twelve months, it has met the criteria to classify it as held for sale. In the first half of 2013, Net Operating Income was $336,000 as compared to $331,000 in 2012.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2013.

The Partnership reported a gain of approximately $1.8 million from the recognition of the sale of the Ohio Properties in the first half of 2013.

Results of Operations

Consolidated Results of Operations

The following discussion of the Company’s results of operations for the three and six months ended June 30, 2013 and June 30, 2012 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2012 (Consolidated)
Change in Results of Operations

	For Three Months Ended June 30, 2013	For Three Months Ended June 30, 2012	Dollar Change
Revenues:
Property revenues	$3,952,046	$2,855,949	$1,096,097
Investment income	4,595,197	2,288,646	2,306,551
Contingent tax-exempt interest income	6,497,160	—	6,497,160
Other interest income	96,180	43,427	52,753
Gain on sale of bond	—	667,821	(667,821)
Total revenues	15,140,583	5,855,843	9,284,740

Expenses:
Real estate operating (exclusive of items shown below)	2,315,325	1,745,052	570,273
Realized loss on taxable property loan	4,557,741	—	4,557,741
Provision for loan loss	96,000	—	96,000
Provision for loss on receivables	3,523	238,175	(234,652)
Depreciation and amortization	1,661,082	1,150,615	510,467
Interest	1,426,349	1,496,970	(70,621)
General and administrative	1,141,444	1,048,366	93,078
Total Expenses	11,201,464	5,679,178	5,522,286
Net income	3,939,119	176,665	3,762,454
Income from discontinued operations	166,887	251,601	(84,714)
Net income	4,106,006	428,266	3,677,740
Net income attributable to noncontrolling interest	150,846	122,218	28,628
Net income - America First Tax Exempt Investors, L.P.	$3,955,160	$306,048	$3,649,112

Property revenues. The property revenues increased approximately $1.1 million comparing the second quarter of 2013 and the second quarter of 2012 which is mostly attributable to the acquisition of Maples on 97th in August 2012, Weatherford which began leasing in second quarter of 2012, DeCordova which began leasing 34 newly constructed rental units in third quarter of 2012, and Woodland Park which became an MF Property in June 2013. The MF Properties averaged monthly rent of approximately $613 per unit in the second quarter of 2013 as compared with $531 per unit in the second quarter of 2012. The Consolidated VIEs averaged $597 per unit in monthly rent in 2013 as compared to $585 per unit in 2012.

Investment income.   Investment income includes interest earned on tax-exempt mortgage revenue bonds, PHC Certificates, and MBS. This income increased during the second quarter of 2013 as compared to the second quarter of 2012 by approximately $2.3 million due to offsetting factors. Approximately $2.6 million of the increase in interest income is the result of the addition of the Ohio Properties, Arbors at Hickory Ridge, Vantage at Judson, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Dublin Apartments, Kingswood Apartments, and Waterford Apartments tax-exempt mortgage revenue bonds, PHC Certificates, and MBS. These increases were offset by decreases of approximately $150,000 from the sale of GMF-Madison Tower and GMF-Warren/Tulane tax-exempt mortgage revenue bonds in 2012.

Contingent interest income. The Company realized approximately $6.5 million of contingent tax-exempt interest income upon the redemption of the Iona Lakes tax-exempt mortgage revenue bond in June 2013 (see Note 4). There was no contingent interest income realized in 2012.

Other interest income. Other interest income is comprised mainly of interest income on taxable property loans held by the Partnership. The increase in other interest income from the second quarter of 2013 as compared to the second quarter of 2012 is attributable to taxable interest income from the taxable property loans which are securitized by the Ohio Properties.

Gain on sale of bonds.  The gain on the sale of bonds is the result of the sale of the GMF-Madison Tower and GMF-Warren/Tulane tax-exempt mortgage revenue bonds in May, 2012. There was no gain realized on the sale of bonds in 2013.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties and the Consolidated VIEs is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The types of real estate operating expenses are consistent for both the consolidated Company and Partnership Only formats. The increase in real estate operating expenses from the second quarter of 2013 to the second quarter of 2012 was partly due to approximately $308,000 of real estate operating expenses related to Maples on 97th which was acquired in August 2012 and Woodland Park which became an MF Property in June 2013 (see Note 7). Arboretum and Eagle Village reported approximately $118,000 greater real estate taxes when comparing the second quarter of 2013 to the second quarter of 2012. The remaining increase was related to the existing VIEs and MF Properties normal operating increases in salaries, utilities, insurance and repair and maintenance expenses.

Realized loss on taxable property loan. In June 2013, the Partnership redeemed its interest in the Iona Lakes tax-exempt mortgage revenue bond for approximately $21.9 million. This redemption resulted in the realization of approximately $4.6 million loss on a taxable property loan. There was no realized loss on taxable property loans reported in the first half of 2012.

Provision for loan loss. The Company periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment. The value of the underlying property assets is ultimately the most relevant measure of value to support the investment carrying values. Investments tested for impairment include all fixed assets, bond investments and taxable property loans made to various properties and other amounts due to the Company. Such evaluation is based on cash flow and discounted cash flow models. During the second quarter of 2013, the Company determined a portion of the taxable property loans were potentially impaired and an additional provision for loan loss should be recorded.   A provision for loan loss and an associated loan loss reserve of $96,000 was recorded against the Cross Creek taxable property loan in the second quarter of 2013. There was no provision for loan loss or associated loan loss reserve in the second quarter of 2012.

Provision for loss on receivables. An impairment of the interest receivable on the Woodland Park tax-exempt mortgage revenue bond was recognized in 2011 and the bond was changed to non-accrual status. As a result, a quarterly provision for loss was recorded for the bond interest until the foreclosure was completed on May 29, 2013. The Partnership received an interest payment in 2013 prior to the finalization of the foreclosure which is why there is a smaller loss provision in 2013.

Depreciation and amortization expense.  Depreciation results primarily from the apartment properties of the Consolidated VIEs and the MF Properties. Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB Credit Facilities. Approximately $386,000 of the increase in depreciation and amortization expense from the second quarter of 2012 to the second quarter of 2013 is related to Woodland Park which became an MF property in June 2013, Maples on 97th which was acquired at the end of August 2012, the additional depreciation recorded once the Residences at Weatherford's construction was completed and placed in service in second quarter of 2012, and the additional depreciation recorded once the Residences of DeCordova's new unit construction was completed in the third quarter of 2012. The remaining increase is related to the additional amortization expense reported on the Partnership's financing.

Interest expense. The net decrease in interest expense during the second quarter of 2013 as compared to the second quarter of 2012 was due to offsetting factors. An approximate $692,000 decrease between the two quarters resulted from the change in the mark to market adjustment of the Company's derivative assets. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. In addition, a decrease of approximately $153,000 resulted from a decrease in interest rates. Offsetting these decreases was an increase of approximately $748,000 resulting from higher average outstanding debt principal between the two quarters. The Company's borrowing cost decreased to approximately 2.5% per annum for the second quarter of 2013 as compared to approximately 2.9% per annum in the second quarter of 2012.

General and administrative expenses. The increase in general and administrative expenses is due to offsetting factors. Approximate $190,000 related to increased administrative fees payable to AFCA 2 related to the acquisition of the Public Housing Capital Fund Trusts, MBS, and tax exempt mortgage revenue bonds secured by the Arbors at Hickory Ridge Apartments, Vantage at Judson, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Dublin Apartments, Kingswood Apartments, and Waterford Apartments. This amount was offset by incentive compensation recorded in second quarter of 2012 which did not recur in the second quarter of 2013.

Income from discontinued operations. The Greens Property's results of operations is the single property reported as discontinued operations for the second quarter of 2013. The decrease in income from discontinued operations quarter over quarter is due to the fact that Eagle Ridge, Churchland, the Ohio Properties and the Greens Property results of operations are reported as discontinued operations for the second quarter of 2012.

Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012 (Consolidated)
Change in Results of Operations

	For Six Months Ended June 30, 2013	For Six Months Ended June 30, 2012	Dollar Change
Revenues:
Property revenues	$7,684,853	$5,816,349	$1,868,504
Investment income	12,311,814	4,660,050	7,651,764
Contingent tax-exempt interest income	6,497,160	—	6,497,160
Other interest income	1,341,165	82,772	1,258,393
Gain on sale of bonds	—	667,821	(667,821)
Other income	250,000	—	250,000
Total revenues	28,084,992	11,226,992	16,858,000

Expenses:
Real estate operating (exclusive of items shown below)	4,372,361	3,360,428	1,011,933
Realized loss on taxable property loan	4,557,741	—	4,557,741
Provision for loan loss	96,000	—	96,000
Provision for loss on receivables	241,698	476,350	(234,652)
Depreciation and amortization	3,242,458	2,214,382	1,028,076
Interest	2,962,622	2,765,786	196,836
General and administrative	2,111,935	1,698,945	412,990
Total expenses	17,584,815	10,515,891	7,068,924
Income from continuing operations	10,500,177	711,101	9,789,076
Income from discontinued operations (including gain on sale of MF Properties of $1,775,527 in the first quarter of 2013)	2,099,906	486,749	1,613,157
Net income	12,600,083	1,197,850	11,402,233
Net income attributable to noncontrolling interest	323,497	261,370	62,127
Net income - America First Tax Exempt Investors, L. P.	$12,276,586	$936,480	$11,340,106

Property revenues.  Property revenues increased approximately $1.8 million between the years mostly attributable to the acquisition of Maples on 97th in August 2012, Weatherford which began leasing in second quarter of 2012, DeCordova which began leasing 34 newly constructed rental units in third quarter of 2012, and Woodland Park which became an MF Property in June 2013. The MF Properties averaged monthly rent of approximately $606 per unit in the first half of 2013 as compared with $549 per unit in the first half of 2012. The Consolidated VIEs averaged $595 per unit in monthly rent in 2013 as compared to $587 per unit in 2012.

Investment income.   Investment income includes interest earned on tax-exempt mortgage revenue bonds, PHC Certificates, and MBS. This income increased during the first half of 2013 as compared to the first half of 2012 by approximately $7.7 million due to various factors. Approximately $4.2 million of the increase is tied to the recognition of the sale of the Ohio Properties in the first half of 2013. This income is tax-exempt interest payments received by the Partnership since it acquired the Ohio Properties' tax-exempt mortgage revenue bonds in June 2010 which previously was deferred due to the deposit method of accounting (see Note 9). Approximately $4.1 million of the increase in interest income is the result of the addition of the Arbors at Hickory Ridge, Vantage at Judson, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Dublin Apartments, Kingswood Apartments, and Waterford Apartments tax-exempt mortgage revenue bonds, PHC Certificates, and MBS. These increases were offset by decreases of approximately $414,000 from the sale of GMF-Madison Tower and GMF-Warren/Tulane tax-exempt mortgage revenue bonds in 2012.

 Contingent interest income. The Company realized approximately $6.5 million of contingent tax-exempt interest income upon the redemption of the Iona Lakes tax-exempt mortgage revenue bond in June 2013 (see Note 4). There was no contingent interest income realized in 2013.

Other interest income. Other interest income is comprised mainly of interest income on taxable property loans held by the Partnership. The majority of the increase in other interest income is attributable to approximately $1.1 million in taxable interest income realized from the taxable property loans securitized by the Ohio Properties. This resulted from the Partnership recognizing the sale of the Ohio Properties during the first half of 2013 (see Note 9).

Gain on sale of bonds.  The gain on the sale of bonds is the result of the sale of the GMF-Madison Tower and GMF-Warren/Tulane tax-exempt mortgage revenue bonds in May, 2012. There was no gain realized on the sale of bonds in 2013.

Other income.  Other income recognized in 2013 is a guarantee fee received from the General Partner owner of the Ohio Properties (see Note 9). There was no other income recognized in 2012.

Real estate operating expenses. The increase in real estate operating expenses was partly due to approximately $541,000 of real estate operating expenses related to Maples on 97th which was acquired in August 2012 and Woodland Park which became an MF Property in June 2013 (see Note 7). Glynn Place reported approximately $107,000 of additional repair expenses for the first half of 2013 as compared to the first half of 2012. Arboretum and Eagle Village reported approximately $133,000 greater real estate taxes when comparing the first half of 2013 to the same period in 2012. The remaining increase was related to the existing VIEs and MF Properties normal operating increases in salaries, utilities, insurance and repair and maintenance expenses.

Realized loss on taxable property loan. In June 2013, the Partnership redeemed its interest in the Iona Lakes tax-exempt mortgage revenue bond for approximately $21.9 million. This redemption resulted in the realization of approximately $4.6 million loss on a taxable property loan. There was no realized loss on taxable property loans reported in the first half of 2012.

Provision for loan loss. The Company periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment. During the first half of 2013, the Company determined a portion of the taxable property loans were potentially impaired and an additional provision for loan loss should be recorded.   A provision for loan loss and an associated loan loss reserve of $96,000 was recorded against the Cross Creek taxable property loan in the second quarter of 2013. There was no provision for loan loss or associated loan loss reserve in the first half of 2012.

Provision for loss on receivables. An impairment of the interest receivable on the Woodland Park tax-exempt mortgage revenue bond occurred in 2011and the bond was changed to non-accrual status. As a result, a quarterly provision for loss was recorded for the bond interest until the foreclosure was completed on May 29, 2013. The Partnership received an interest payment in 2013 prior to the finalization of the foreclosure which is why there is a smaller loss provision in 2013.

Depreciation and amortization expense.  Depreciation results primarily from the apartment properties of the Consolidated VIEs and the MF Properties. Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB Credit Facilities. Approximately $865,000 of the increase in depreciation and amortization expense from the first half of 2012 to the first half of 2013 is related to Woodland Park which became an MF property in June 2013, Maples on 97th which was acquired at the end of August 2012, the additional depreciation recorded once the Residences at Weatherford's construction was completed and placed in service in second quarter of 2012, and the additional depreciation recorded once the Residences of DeCordova's new unit construction was completed in the third quarter of 2012. The remaining increase is related to the additional amortization expense reported on the Partnership's financing.

Interest expense. The net increase in interest expense during the first half of 2013 as compared to the first half of 2012 was due to offsetting factors. An increase of approximately $1.3 million resulted from higher average outstanding debt principal when comparing the first half of 2013 to the first half of 2012. An approximate $917,000 decrease between the two six month periods resulted from the change in the mark to market adjustment of the Company's derivative assets. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. In addition, a decrease of approximately $229,000 resulted from a decrease in interest rates. The Company's borrowing cost decreased to approximately 2.5% per annum for the first half of 2013 as compared to approximately 2.8% per annum in the first half of 2012.

General and administrative expenses. The increase in general and administrative expenses is due to offsetting factors. An approximate $345,000 is related to increased administrative fees payable to AFCA 2 related to the acquisition of the Public Housing Capital Fund Trusts, MBS, and the Arbors at Hickory Ridge Apartments, Vantage at Judson, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Dublin Apartments, Kingswood Apartments, and Waterford Apartments tax-exempt mortgage revenue bonds. This amount was offset by the incentive compensation recorded in first half 2012 which did not recur in the first half of 2013.

Income from discontinued operations. The majority of the increase is attributable to the gain of approximately $1.8 million from the recognition of the sale of the Ohio Properties in the first half of 2013.

Partnership Only Results of Operations

The following discussion of the Partnership’s results of operations for the three and six months ended June 30, 2013 and June 30, 2012 reflects the operations of the Partnership without the consolidation of any VIEs during either period under the GAAP consolidation rules then in effect.  This information is used by management to analyze the Partnership’s operations and is reflective of the consolidated operations of the Tax-Exempt Bond Investments segment and the MF Properties segment as presented in Note 19 to the condensed consolidated financial statements.

Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2012 (Partnership Only)
Changes in Results of Operations

	For Three Months Ended June 30, 2013	For Three Months Ended June 30, 2012	Dollar Change
Revenues:
Property revenues	$2,731,740	$1,656,204	$1,075,536
Investment income	4,971,873	2,669,348	2,302,525
Contingent tax-exempt interest income	6,497,160	—	6,497,160
Other interest income	96,180	43,427	52,753
Gain on sale of bonds	—	667,821	(667,821)
Total revenues	14,296,953	5,036,800	9,260,153
Expenses:			—
Real estate operating (exclusive of items shown below)	1,515,316	1,013,757	501,559
Realized loss on taxable property loan	4,557,741	—	4,557,741
Provision for loan loss	96,000	—	96,000
Provision for loss on receivables	3,523	238,175	(234,652)
Depreciation and amortization	1,315,322	803,858	511,464
Interest	1,426,349	1,496,970	(70,621)
General and administrative	1,141,444	1,048,366	93,078
Total expenses	10,055,695	4,601,126	5,454,569
Net income (loss)	4,241,258	435,674	3,805,584
Income from discontinued operations	166,887	251,601	(84,714)
Net income	4,408,145	687,275	3,720,870
Net income attributable to noncontrolling interest	150,846	122,218	28,628
Net income (loss) - America First Tax Exempt Investors, L.P.	$4,257,299	$565,057	$3,692,242

Property revenues. The property revenues increase of approximately $1.1 million from the second quarter of 2013 to the second quarter of 2012 is mostly attributable to the acquisition of Maples on 97th in August 2012, Weatherford which began leasing in second quarter of 2012, DeCordova which began leasing 34 newly constructed rental units in third quarter of 2012, and Woodland Park which became an MF Property in June 2013. The MF Properties averaged monthly rent of approximately $613 per unit in the second quarter of 2013 as compared with $531 per unit in the second quarter of 2012.

Investment income.   Investment income includes interest earned on tax-exempt mortgage revenue bonds, PHC Certificates, and MBS. This income increased during the second quarter of 2013 as compared to the second quarter of 2012 by approximately $2.3 million due to offsetting factors. Approximately $2.6 million of the increase in interest income is the result of the addition of the Ohio Properties, Arbors at Hickory Ridge, Vantage at Judson, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Dublin Apartments, Kingswood Apartments, and Waterford Apartments tax-exempt mortgage revenue bonds, PHC Certificates, and MBS. These increases were offset by decreases of approximately $150,000 from the sale of GMF-Madison Tower and GMF-Warren/Tulane tax-exempt mortgage revenue bonds in 2012.

Contingent interest income. The Company realized approximately $6.5 million of contingent tax-exempt interest income upon the redemption of the Iona Lakes tax-exempt mortgage revenue bond in June 2013 (see Note 4). There was no contingent interest income realized in second quarter of 2012.

Other interest income. Other interest income is comprised mainly of interest income on taxable property loans held by the Partnership. The increase in other interest income from the second quarter of 2013 as compared to the second quarter of 2012 is attributable to taxable interest income from the taxable property loans which are securitized by the Ohio Properties.

Gain on sale of bonds.  The gain on the sale of bonds is the result of the sale of the GMF-Madison Tower and GMF-Warren/Tulane tax-exempt mortgage revenue bonds in May, 2012. There was no gain realized on the sale of bonds in 2013.

Real estate operating expenses. The increase in real estate operating expenses from the second quarter of 2013 to the second quarter of 2012 was partly due to approximately $308,000 of real estate operating expenses related to Maples on 97th which was acquired in August 2012 and Woodland Park which became an MF Property in June 2013 (see Note 7). Arboretum and Eagle Village reported approximately $118,000 greater real estate taxes comparing the second quarter of 2013 to the second quarter of 2012. The remaining increase was related to the existing MF Properties normal operating increases in salaries, utilities, insurance and repair and maintenance expenses.

Realized loss on taxable property loan. In June 2013 the Partnership redeemed its interest in the Iona Lakes tax-exempt mortgage revenue bond for approximately $21.9 million. This redemption resulted in the realization of approximately $4.6 million loss on a taxable property loan. There was no realized loss on taxable property loans reported in the first half of 2012.

Provision for loan loss. The Company periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment. The value of the underlying property assets is ultimately the most relevant measure of value to support the investment carrying values. Investments tested for impairment include all fixed assets, bond investments and taxable property loans made to various properties and other amounts due to the Company. Such evaluation is based on cash flow and discounted cash flow models. During the second quarter of 2013, the Company determined a portion of the taxable property loans were potentially impaired and an additional provision for loan loss should be recorded.   A provision for loan loss and an associated loan loss reserve of $96,000 was recorded against the Cross Creek taxable property loan in the second quarter of 2013. There was no provision for loan loss or associated loan loss reserve in the second quarter of 2012.

Provision for loss on receivables. An impairment of the interest receivable on the Woodland Park tax-exempt mortgage revenue bond occurred in 2011and the bond was changed to non-accrual status. As a result, a quarterly provision for loss was recorded for the bond interest until the foreclosure was completed on May 29, 2013. The Partnership received an interest payment in 2013 prior to the finalization of the foreclosure which is why there is a smaller loss provision in 2013.

Depreciation and amortization expense.  Depreciation results primarily from the apartment properties of the MF Properties. Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB Credit Facilities. Approximately $386,000 of the increase in depreciation and amortization expense from the second quarter of 2012 to the second quarter of 2013 is related to Woodland Park which became an MF property in June 2013, Maples on 97th which was acquired at the end of August 2012, the additional depreciation recorded once the Residences at Weatherford's construction was completed and placed in service in second quarter of 2012, and the additional depreciation recorded once the Residences of DeCordova's new unit construction was completed in the third quarter of 2012. The remaining increase is related to the additional amortization expense reported on the Partnership's financing.

Interest expense. The net decrease in interest expense during the second quarter of 2013 as compared to the second quarter of 2012 was due to offsetting factors. An approximate $692,000 decrease between the two quarters resulted from the change in the mark to market adjustment of the Company's derivative assets. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. In addition, a decrease of approximately $153,000 resulted from a decrease in interest rates. Offsetting these decreases is an increase of approximately $748,000 resulted from higher average outstanding debt principal between the two quarters. The Company's borrowing cost decreased to approximately 2.5% per annum for the second quarter of 2013 as compared to approximately 2.9% per annum in the second quarter of 2012.

General and administrative expenses. The increase in general and administrative expenses is due to offsetting factors. An approximate $190,000 is related to increased administrative fees payable to AFCA 2 related to the acquisition of the Public Housing Capital Fund Trusts, MBS, and the Arbors at Hickory Ridge Apartments, Vantage at Judson, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Dublin Apartments, Kingswood Apartments, and Waterford Apartments tax-exempt mortgage revenue bonds. This amount was offset by the incentive compensation recorded in second quarter of 2012 which did not recur in the second quarter of 2013.

Income from discontinued operations. The Greens Property's results of operations is the single property reported as discontinued operations for the second quarter of 2013. The decrease in income from discontinued operations quarter over quarter is due to the fact that Eagle Ridge, Churchland, the Ohio Properties and the Greens Property results of operations are reported as discontinued operations for the second quarter of 2012.

Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012 (Partnership Only)
Changes in Results of Operations

	For Six Months Ended June 30, 2013	For Six Months Ended June 30, 2012	Dollar Change
Revenues:
Property revenues	$5,251,478	$3,421,695	$1,829,783
Investment income	13,066,199	5,422,425	7,643,774
Contingent tax-exempt interest income	6,497,160	—	6,497,160
Other interest income	1,341,165	82,772	1,258,393
Gain on sale of bonds	—	667,821	(667,821)
Other income	250,000	—	250,000
Total revenues	26,406,002	9,594,713	16,811,289
Expenses:			—
Real estate operating (exclusive of items shown below)	2,838,950	1,921,092	917,858
Realized loss on taxable property loan	4,557,741	—	4,557,741
Provision for loan loss	96,000	—	96,000
Provision for loss on receivables	241,698	476,350	(234,652)
Depreciation and amortization	2,553,781	1,522,571	1,031,210
Interest	2,962,622	2,765,786	196,836
General and administrative	2,111,935	1,698,945	412,990
Total expenses	15,362,727	8,384,744	6,977,983
Net income	11,043,275	1,209,969	9,833,306
Income from discontinued operations (including gain on sale of MF Properties of $1,775,527 in the first quarter of 2013)	2,099,906	486,749	1,613,157
Net income	13,143,181	1,696,718	11,446,463
Net income attributable to noncontrolling interest	323,497	261,370	62,127
Net income - America First Tax Exempt Investors, L.P.	$12,819,684	$1,435,348	$11,384,336

Property revenues.  Property revenues increased approximately $1.8 million mostly attributable to the acquisition of Maples on 97th in August 2012, Weatherford which began leasing in second quarter of 2012, DeCordova which began leasing 34 newly constructed rental units in third quarter of 2012, and Woodland Park which became an MF Property in June 2013. The MF Properties averaged monthly rent of approximately $606 per unit in the first half of 2013 as compared with $549 per unit in the first half of 2012.

Investment income.   Investment income includes interest earned on tax-exempt mortgage revenue bonds, PHC Certificates, and MBS. This income increased during the first half of 2013 as compared to the first half of 2012 by approximately $7.6 million due to various factors. Approximately $4.2 million of the increase is tied to the recognition of the sale of the Ohio Properties in the first half of 2013. This income is tax-exempt interest payments received by the Partnership since it acquired the Ohio Properties' tax-exempt mortgage revenue bonds in June 2010 which previously was deferred due to the deposit method of accounting (see Note 9). Approximately $4.1 million of the increase in interest income is the result of the addition of the Arbors at Hickory Ridge, Vantage at Judson, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Dublin Apartments, Kingswood Apartments, and Waterford Apartments tax-exempt mortgage revenue bonds, PHC Certificates, and MBS. These increases were offset by decreases of approximately $414,000 from the sale of GMF-Madison Tower and GMF-Warren/Tulane tax-exempt mortgage revenue bonds in 2012.

 Contingent interest income. The Company realized approximately $6.5 million of contingent tax-exempt interest income upon the redemption of the Iona Lakes tax-exempt mortgage revenue bond in June 2013 (see Note 4). There was no contingent interest income realized in 2012.

Other interest income. Other interest income is comprised mainly of interest income on taxable property loans held by the Partnership. The majority of the increase in other interest income is attributable to approximately $1.1 million in taxable interest income realized from the taxable property loans securitized by the Ohio Properties. This resulted from the Partnership recognizing the sale of the Ohio Properties during the first half of 2013 (see Note 9).

Gain on sale of bonds.  The gain on the sale of bonds is the result of the sale of the GMF-Madison Tower and GMF-Warren/Tulane tax-exempt mortgage revenue bonds in May, 2012. There was no gain realized on the sale of bonds in 2013.

Other income.  Other income recognized in 2013 is a guarantee fee received from the General Partner owner of the Ohio Properties (see Note 9). There was no other income recognized in 2012.

Real estate operating expenses. The increase in real estate operating expenses was partly due to approximately $541,000 of real estate operating expenses related to Maples on 97th which was acquired in August 2012 and Woodland Park which became an MF Property in June 2013 (see Note 7). Glynn Place reported approximately $107,000 of additional repair expenses for the first half of 2013 as compared to the first half of 2012. Arboretum and Eagle Village reported approximately $133,000 greater real estate taxes when comparing the first half of 2013 to the same period of 2012. The remaining increase was related to the MF Properties normal operating increases in salaries, utilities, insurance and repair and maintenance expenses.

Realized loss on taxable property loan. In June 2013 the Partnership redeemed its interest in the Iona Lakes tax-exempt mortgage revenue bond for approximately $21.9 million. This redemption resulted in the realization of approximately $4.6 million loss on a taxable property loan. There was no realized loss on taxable property loans reported in the first half of 2012.

Provision for loan loss. The Company periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment. During the first half of 2013, the Company determined a portion of the taxable property loans were potentially impaired and an additional provision for loan loss should be recorded.   A provision for loan loss and an associated loan loss reserve of $96,000 was recorded against the Cross Creek taxable property loan in the second quarter of 2013. There was no provision for loan loss or associated loan loss reserve in the first half of 2012.

Provision for loss on receivables. An impairment of the interest receivable on the Woodland Park tax-exempt mortgage revenue bond occurred in 2011and the bond was changed to non-accrual status. As a result, a quarterly provision for loss was recorded for the bond interest until the foreclosure was completed on May 29, 2013. The Partnership received an interest payment in 2013 prior to the finalization of the foreclosure which is why there is a smaller loss provision in 2013.

Depreciation and amortization expense.  Depreciation results primarily from the apartment properties of the MF Properties. Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB Credit Facilities. Approximately $865,000 of the increase in depreciation and amortization expense from the first half of 2012 to the first half of 2013 is related to Woodland Park which became an MF property in June 2013, Maples on 97th which was acquired at the end of August 2012, the additional depreciation recorded once the Residences at Weatherford's construction was completed and placed in service in second quarter of 2012, and the additional depreciation recorded once the Residences of DeCordova's new unit construction was completed in the third quarter of 2012. The remaining increase is related to the additional amortization expense reported on the Partnership's financing.

Interest expense. The net increase in interest expense during the first half of 2013 as compared to the first half of 2012 was due to offsetting factors. An increase of approximately $1.3 million resulted from higher average outstanding debt principal when comparing the first half of 2013 to the first half of 2012. An approximate $917,000 decrease between the two six month periods resulted from the change in the mark to market adjustment of the Company's derivative assets. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. In addition, a decrease of approximately $229,000 resulted from a decrease in interest rates. The Company's borrowing cost decreased to approximately 2.5% per annum for the first half of 2013 as compared to approximately 2.8% per annum in the first half of 2012.

General and administrative expenses. The increase in general and administrative expenses is due to offsetting factors. An approximate $345,000 is related to increased administrative fees payable to AFCA 2 related to the acquisition of the Public Housing Capital Fund Trusts, MBS, and the Arbors at Hickory Ridge Apartments, Vantage at Judson, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Dublin Apartments, Kingswood Apartments, and Waterford Apartments tax-exempt mortgage revenue bonds. This amount was offset by the incentive compensation which was recorded in first half of 2012 and did not recur in the first half of 2013.

Income from discontinued operations. The majority of the increase is attributable to the gain of approximately $1.8 million from the recognition of the sale of the Ohio Properties in the first half of 2013.

Liquidity and Capital Resources

Tax-exempt interest earned on the tax-exempt mortgage revenue bonds, including those financing properties held by Consolidated VIEs, and tax-exempt investment income earned on the PHC Certificates and the MBS represents the Partnership's principal source of cash flow.  The Partnership may also receive interest payments on its taxable property loans, earnings on temporary investments and cash distributions from equity interests held in MF Properties.  Tax-exempt interest is primarily comprised of base interest payments received on the Partnership’s tax-exempt mortgage revenue bonds, PHC Certificates and MBS.  Certain of the tax-exempt mortgage revenue bonds may also generate payments of contingent interest to the Partnership from time to time when the underlying apartment properties generate excess cash flow.  Because base interest on each of the Partnership’s tax-exempt mortgage revenue bonds and MBS is fixed, the Partnership’s cash receipts tend to be fairly constant period to period unless the Partnership acquires or disposes of its investments in tax-exempt mortgage revenue bonds.  Changes in the economic performance of the properties financed by tax-exempt mortgage revenue bonds with a contingent interest provision will affect the amount of contingent interest, if any, paid to the Partnership.

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

Other sources of cash available to the Partnership include debt financing, mortgages, and the sale of additional Beneficial Unit Certificates ("BUCs").  The Company currently has outstanding debt financing of $225.4 million under separate credit facilities and mortgages of $46.5 million secured by six MF Properties.

In June 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Avistar on the Boulevard, Avistar at Chase Hill, and Avistar at the Crest tax-exempt mortgage revenue bonds. The amount borrowed was $20.0 million with a variable interest rate tied to SIFMA. The facility matures in June 2014. On the date of closing and on June 30, 2013, the total fixed TOB trust fee was approximately 2.1% per annum and the rate paid on the TOB trust on the SPEARS was approximately .4% per annum resulting in a total cost of borrowing of approximately 2.5%. The outstanding balance remains at $20.0 million on June 30, 2013 (see Note 10).

In April 2013, the Company executed a sixth MBS TOB Trust borrowing approximately $7.8 million which was a securitization of mortgage-backed securities with a par value of approximately $10.0 million. On the date of closing and on June 30, 2013 the total fixed TOB trust fee was approximately .9% per annum and the rate paid on the TOB trust on the SPEARS was approximately .3% per annum which is a variable rate tied to SIFMA. This results in the total cost of borrowing of approximately 1.2% (see Note 10).

In March 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Arbors at Hickory Ridge tax-exempt mortgage revenue bond. The amount borrowed was $7.0 million with a variable interest rate tied to SIFMA and the facility matures in February 2014. On June 30, 2013 the total fixed TOB trust fee was approximately 2.1% per annum and the rate paid on the TOB trust on the SPEARS was .4% per annum resulting in a total cost of borrowing of approximately 2.5%. The outstanding balance remains at $7.0 million on June 30, 2013 (see Note 10).

In March 2013, the Partnership obtained a $10.0 million unsecured revolving line of credit. This revolving line of credit carries a variable interest rate which was approximately 3.5% at date of closing. On June 30, 2013 the Partnership reported an approximate $6.0 million balance at an approximate 3.5% interest rate (see Note 10).

In February 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Greens Property tax-exempt mortgage revenue bond. The amount borrowed was approximately $5.8 million with a variable interest rate tied to SIFMA and the facility matures in December 2013. On June 30, 2013 the total fixed TOB trust fee was approximately 2.1% per annum and the rate paid on the TOB trust on the SPEARS was .4% per annum resulting in a total cost of borrowing of approximately 2.5%. The outstanding balance remains at $5.7 million on June 30, 2013 (see Note 10).

In February 2013, the Partnership obtained a $6.0 million debt facility secured by the Iona Lakes tax-exempt mortgage revenue bond. This facility carried a fixed interest rate of 5.0% and was retired during the 2nd quarter of 2013.

In January 2013, the Company borrowed approximately $2.0 million through a TOB Trust securitizing state-issued MBS with a par value of approximately $2.5 million (see Note 10).

The PHC TOB Trusts and MBS TOB Trusts had total cost of borrowing of approximately 2.3% and 1.2% per annum respectively, as of June 30, 2013. The total TEBS facility fees are 1.9%, and as of June 30, 2013, the SIFMA rate was equal to approximately 0.1% resulting in a total cost of borrowing of approximately 2.0% on the outstanding balance on the TEBS Financing facility of $93.4 million (see Note 10).

In addition to the debt facilities, the Company has six outstanding mortgage loans collaterized by six MF Properties. The total outstanding mortgage loan principal is approximately $46.5 million. These mortgages carry current interest rates ranging from 2.8% to 5.9% with maturity dates ranging from March 2014 to February 2017 (see Note 11).

In February 2013, the Partnership obtained a $7.5 million loan secured by the Maples on 97th property. This loan is with an unrelated third party bank and carries a fixed annual interest rate of approximately 3.6%, maturing on February 10, 2016. Title to the Maples on 97th property also transferred to the Partnership from the EAT (Maples on 97th) (a wholly-owned subsidiary of an unrelated title company) in February 2013 (see Note 11).

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

The Partnership’s principal uses of cash are the payment of distributions to unitholders, interest and principal on debt financing, and general and administrative expenses. The Partnership also uses cash to acquire additional investments.  Distributions to unitholders may increase or decrease at the determination of the General Partner.  The per unit cash available for distribution primarily depends on the amount of interest and other cash received by the Partnership from its portfolio of tax-exempt mortgage revenue bonds and other investments, the amount of the Partnership's outstanding debt and the effective interest rates paid by the Partnership on this debt, the level of operating and other cash expenses incurred by the Partnership and the number of units outstanding. During the three months and six months ended June 30, 2013, the Partnership generated cash available for distribution of $0.13 and $0.25 per unit, respectively, as compared to a distribution of $0.125 and $0.25 per unit, respectively. See “Cash Available for Distribution,” after the next section heading. The General Partner believes that upon completion of its current investment and financing plans, the Partnership will be able to meet its liquidity requirements, including the payment of expenses, interest on its debt financing, and cash distributions to unitholders at the current level of $0.50 per unit per year without the use of unrestricted cash. However, if actual results vary from current projections and the actual CAD generated is less than the new regular distribution, such distribution amount may need to be reduced.

The Partnership's operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 40% and 60% of the total par value of the Partnership's tax-exempt mortgage revenue bond portfolio.   As of June 30, 2013, the total par value of the Partnership's total bond portfolio is approximately $225.3 million which includes the tax-exempt bonds secured by the Greens Property which is eliminated upon consolidation.  The outstanding debt financing arrangements securitized with tax-exempt mortgage revenue bonds include the four TOB facilities with Deutsche Bank and the TEBS financing agreement with Freddie Mac. These debt financing arrangements have an outstanding balance of $136.0 million in total.  This calculates to a leverage ratio of 60%.  The Partnership's operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 60% and 80% of the total par value of the Partnership's other tax-exempt investments. The Partnership also has nine outstanding PHC and MBS TOB facilities at June 30, 2013, which have total outstanding borrowings of $83.4 million. These are securitizations of its PHC Certificates and MBS. The par value of its PHC Certificates and MBS is $108.8 million, which calculates to a leverage ratio of 77%. Additionally, the MF Properties are encumbered by mortgage loans with an aggregate principal balance of approximately $46.5 million.  These mortgage loans mature at various times from March 2014 through February 2017 (see Note 11 to the consolidated financial statements). The debt financing plus mortgage loans total of $271.9 million results in a leverage ratio to Partnership Total Assets of 56%.

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

On a consolidated basis, cash provided by operating activities increased by approximately $2.0 million for the first half of 2013 as compared to first half of 2012 due to the increase in income from continuing operations and changes in working capital components.  Cash used for investing activities increased approximately $66.6 million for first half of 2013 as compared to first half of 2012. In the first half of 2013 the Company used approximately $83.5 million for the purchase of the tax-exempt mortgage revenue bonds and related taxable bonds, MBS, addition to restricted cash related to investments, and renovations on the MF Properties. Offsetting the use of cash, the Company received approximately $2.5 million from the release of construction restricted cash in connection with the Greens Property. In addition, the Company realized approximately $4.0 million in net cash related to the realization of the Ohio Properties sale and approximately $21.9 million from the Iona Lakes tax-exempt mortgage revenue bond redemption. The Company also received approximately $1.4 million from principal repayments related to investments. In the first half of 2012, approximately $16.8 million was realized from the sale of the Tennessee bonds and approximately $7.2 million was released from restriced cash in connection with the TEBS financing facility. During this same period, the Company used approximately $3.7 million of cash for capital improvements and approximately $10.2 million of cash to acquire a tax-exempt mortgage revenue bond. The Company had approximately $3.3 million less cash available from financing activities for the first half of 2013 as compared to the first half of 2012.  Financing cash flows in the first half of 2013 included approximately $48.5 million of cash from the TOB Trust and Line of Credit borrowings and $7.5 million of cash from borrowing on Maples on 97th, offset by the use of cash to pay distributions and principal payments on debt. Financing cash flows from the first half of 2012 included approximately $60.0 million of cash from the equity raise.

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
While some properties have been negatively affected, overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents and non-revenue units such as model units and employee units) of the apartment properties that the Partnership has financed with tax-exempt mortgage revenue bonds was approximately 84% for the first half of 2013 and approximately 88% for the first half of 2012.  Overall economic occupancy of the MF Properties was approximately 81% for the first half of 2013 and approximately 76% for the first half of 2012. Based on the growth statistics in the markets these property operate, we expect to see improvement in property operations and profitability.

Cash Available for Distribution

Management utilizes a calculation of Cash Available for Distribution (“CAD”) as a means to determine the Partnership’s ability to make distributions to unitholders.  The General Partner believes that CAD provides relevant information about its operations and is necessary along with net income for understanding its operating results.  To calculate CAD, the Partnership adds back non-cash expenses consisting of amortization expense related to debt financing costs and bond reissuance costs, interest rate derivative expense or income, provision for loan losses, impairments on bonds, losses related to VIEs including depreciation expense, and income received in cash from transactions which have been eliminated in consolidation, to the Partnership’s net income (loss) as computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and deducts Tier 2 income attributable to the General Partner as defined in the Agreement of Limited Partnership,. Net income is the GAAP measure most comparable to CAD. There is no generally accepted methodology for computing CAD, and the Partnership’s computation of CAD may not be comparable to CAD reported by other companies.  Although the Company considers CAD to be a useful measure of its operating performance, CAD is a non-GAAP measure that should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP, or any other measures of financial performance or liquidity presented in accordance with GAAP.

CAD for the three and six months ended June 30, 2013 included income from certain transactions which may not recur in future quarters as detailed in the following paragraphs. For the six months ended June 30, 2013 the Partnership reported $0.25 of CAD per unit which includes $0.065 of CAD per unit (approximately $2.8 million of CAD) from the redemption of the Iona Lakes tax-exempt mortgage revenue bond and interest and other income recognized from the Ohio Properties.

In June 2013, the Partnership redeemed the Iona Lakes tax-exempt mortgage revenue bond and realized approximately $6.5 million in contingent tax-exempt interest. This was offset by approximately $4.6 million in a realized taxable property loan loss. As such, a net gain of approximately $1.9 million is included in the net income before impact of VIE consolidation for the three and six months ended June 30, 2013 related to this redemption (see Note 4). This net gain met the definition of Net Residual Proceeds representing contingent interest (Tier 2 income) and was distributed 75% to the unitholders and 25% to the General Partner in the third quarter of 2013.

During June 2010, the Company completed a sales transaction whereby the Ohio Properties were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity (see Notes 2 and 9). The Company was required to follow the deposit method of accounting and had to defer to the gain until sufficient equity was invested into the Ohio Properties by the new unaffiliated owners. That equity was contributed and the gain was recognized in the consolidated financial statements during the first half 2013. As there were no on-going legal obligations related to the Ohio Properties or potential obligation to repay any sales proceeds, the deferred gain was shown as an addition in the CAD Calculation in 2010. Therefore the gain has been reversed in the first half of 2013 CAD calculation. This gain met the definition of Net Residual Proceeds representing contingent interest (Tier 2 income) and was distributed 75% to the unitholders and 25% to the General Partner in 2010.

In addition to realizing the gain on sale of discontinued operations in the consolidated financial statements, the recognition of the sale of the Ohio Properties also allowed the Company to 1) realize approximately $4.2 million of tax-exempt interest income on the tax-exempt mortgage revenue bonds, 2) recognize approximately $1.1 million of taxable interest income on taxable property loans receivable it holds with the Ohio Properties, and 3) realize a $250,000 guarantee fee from the general partner owner of the Ohio Properties all in the first half of 2013 (see Notes 2 and 9). Tax-exempt mortgage interest income of $3.5 million of the $4.2 million had been previously received by the Partnership and reported in CAD, and as such, the amount was reversed in the first half of the 2013 CAD calculation.

Distributions

The Partnership has made an annual cash distribution of $0.50 per unit since 2009. Since realized CAD per unit in 2012 was less than the amount necessary to make distributions at the annual rate $0.50 per unit, the Partnership used approximately $5.8 million of unrestricted cash to supplement the deficit in 2012. The Partnership has historically supplemented its cash available for distribution with unrestricted cash when necessary and expects to continue to do so until the Partnership is able to complete its current plans to invest the net proceeds realized by the Partnership from the issuance of BUCs in May 2012 on a leveraged basis. The General Partner has identified a pipeline of tax-exempt mortgage revenue bonds which it began to acquire in first half of 2013 and is actively performing due diligence on the remaining tax-exempt mortgage revenue bonds to ensure they meet the Partnership's investment criteria. During the first half of 2013, the Partnership acquired tax-exempt mortgage revenue bonds with a approximate par value of $62.2 million and additional MBS with an approximate par value of $12.5 million. The General Partner is also working with the Partnership's primary lender to finance a portion of the acquisition of these bonds and believes that upon completion of its current investment plans, the Partnership will be able to generate sufficient CAD to maintain cash distributions to unitholders at the current level of $0.50 per unit per year without the use of other available cash. However, there is no assurance that the Partnership will be able to generate CAD at levels in excess of the current annual distribution rate. In that case, the annual distribution rate per unit may need to be reduced.

The following tables show the calculation of CAD for the three and six months ended June 30, 2013 and 2012:

	For Three Months Ended June 30, 2013	For Three Months Ended June 30, 2012	For Six Months Ended June 30, 2013	For Six Months Ended June 30, 2012
Net income - America First Tax Exempt Investors L.P.	$3,955,160	$306,048	$12,276,586	$936,480
Net loss related to VIEs and eliminations due to consolidation	302,139	259,009	543,098	498,867
Net income before impact of VIE consolidation	$4,257,299	$565,057	$12,819,684	$1,435,347
Change in fair value of derivatives and interest rate derivative amortization	(240,904)	451,157	(136,246)	780,497
Depreciation and amortization expense (Partnership only)	1,315,322	803,857	2,553,781	1,522,571
Provision for loan loss	96,000	—	96,000	—
Provision for loss on receivables	3,523	238,175	241,698	476,350
Deposit liability gain - sale of the Ohio Properties (1)	—	—	(1,775,527)	—
Tier 2 Income distributable to the General Partner (1)	(484,855)	(166,955)	(484,855)	(166,955)
Developer income (2)	396,000	—	396,000	—
Depreciation and amortization related to discontinued operations	4,223	151,518	8,453	357,218
Bond purchase discount accretion (net of cash received)	178,721	139,026	131,446	63,120
Greens Property deferred interest	166,268	—	332,794	—
Ohio Properties deferred interest and reversal of deferral	—	345,987	(3,517,258)	692,392
CAD	$5,691,597	$2,527,822	$10,665,970	$5,160,540
Weighted average number of units outstanding,
basic and diluted	42,772,928	33,682,818	42,772,928	31,912,707
Net income, basic and diluted, per unit	$0.09	$0.01	$0.28	$0.04
Total CAD per unit	$0.13	$0.08	$0.25	$0.16
Distributions per unit	$0.1250	$0.1250	$0.250	$0.250

(1) As described in Note 2 to the consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the unitholders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner. For the quarter ended June 30, 2013, the Company realized approximately $1.9 million in Tier 2 income from the Iona Lakes tax-exempt mortgage revenue bond redemption. The Company determined that the approximate $1.8 million gain from the sale of the Ohio Properties was Tier 2 income in 2010, the year in which the Ohio Properties were sold to the unaffiliated not-for-profit. As such, 25% of that gain was distributed to AFCA 2 in 2010 and there was no Tier 2 income reported in 2013 related to the Ohio Properties.
(2) The developer income amount represents cash received by the Partnership for developer and construction management services performed on the University of Nebraska - Lincoln mixed-use project.  The development under construction at the University of Nebraska - Lincoln is accounted for as an MF property and the cash received for these fees has been eliminated within the consolidated financial statements.  For purposes of CAD, management is treating these fees as if received from an unconsolidated entity.

Contractual Obligations

As discussed in the Annual report on Form 10-K, the debt and mortgage obligations consist of scheduled principal payments on the TOB financing facilities, the TEBS credit facility with Freddie Mac, and payments on the MF Property mortgages.

The Partnership has the following contractual obligations as of June 30, 2013:

	Payments due by period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Debt financing	$225,447,000	$123,227,000	$12,140,000	$90,080,000	$—
Mortgages payable	$46,486,463	$30,825,178	$13,683,306	$1,977,979	$—
Effective interest rate(s) (1)		2.79%	3.18%	2.06%	—%
Interest (2)	$12,872,111	$5,906,995	$4,769,889	$2,195,227	$—
Bond purchase commitment	$35,138,000		$35,138,000	$—	$—

(1)	Interest rates shown are the average effective rates as of June 30, 2013 and include the impact of our interest rate derivatives.

(2)	Interest shown is estimated based upon current effective interest rates through maturity.

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

The following table outlines the interest rate caps the Company has in place as of June 30, 2013:

		Effective	Maturity	Purchase
Date Purchased	Notional Amount	Capped Rate	Date	Price	Counterparty

September 2, 2010	31,936,667	3%	September 1, 2017	921,000	Bank of New York Mellon

September 2, 2010	31,936,667	3%	September 1, 2017	845,600	Barclays Bank PLC

September 2, 2010	31,936,667	3%	September 1, 2017	928,000	Royal Bank of Canada

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an decrease in interest expense of approximately $241,000 and $136,000 for the three and six months ended June 30, 2013, respectively. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $451,000 and $780,000 for the three and six months ended June 30, 2012, respectively.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures.  The Partnership's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Partnership's current disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Partnership's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
.

Changes in internal control over financial reporting.  The Partnership’s Chief Executive Officer and Chief Financial Officer have determined that there were no changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Partnership’s most recent fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Company are described in Item 1A "Risk Factors" of the Company's 2012 Annual Report on Form 10-K. There have been no material changes from these previously disclosed risk factors for the quarter ended June 30, 2013.

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
10.1 Developer and Construction Manager Agreement, dated April 4, 2013, between the Partnership and affiliates.
31.1  Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2  Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1  Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2  Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) the Condensed Consolidated Statements of Partners' Capital for the three and six months ended June 30, 2013 and 2012, (v) the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2013 and 2012, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.*

*
Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is unaudited and unreviewed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Date: August 9, 2013	By:	/s/ Mark Hiatt
Mark Hiatt
Chief Executive Officer

Date: August 9, 2013	By:	/s/ Timothy Francis
Timothy Francis
Chief Financial Officer