Form 10-Q
period 2013-09-30
AMERICA FIRST TAX EXEMPT INVESTORS LP
filed 2013-11-07
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1A	Risk Factors	73
Item 6	Exhibits	73

SIGNATURES	74

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

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$11,906,607	$30,172,773
Restricted cash	7,697,739	5,471,522
Interest receivable	8,012,423	8,473,360
Tax-exempt mortgage revenue bonds held in trust, at fair value (Notes 4 & 10)	154,914,137	99,534,082
Tax-exempt mortgage revenue bonds, at fair value (Note 4)	48,161,743	45,703,294
Public housing capital fund trusts, at fair value (Note 5)	61,793,516	65,389,298
Mortgage-backed securities, at fair value (Note 6)	38,880,996	32,121,412
Real estate assets: (Note 7)
Land	12,491,559	11,202,876
Buildings and improvements	115,981,355	93,615,479
Real estate assets before accumulated depreciation	128,472,914	104,818,355
Accumulated depreciation	(23,138,783)	(19,330,063)
Net real estate assets	105,334,131	85,488,292
Other assets (Note 8)	13,353,435	8,216,295
Assets of discontinued operations (Note 9)	—	32,580,427
Total Assets	$450,054,727	$413,150,755

Liabilities
Accounts payable, accrued expenses and other liabilities	$5,160,479	$5,013,947
Distribution payable	5,400,622	5,566,908
Debt financing (Note 10)	226,569,000	177,948,000
Mortgages payable (Note 11)	51,802,031	39,119,507
Bond purchase commitment - fair market value adjustment (Notes 4 & 16)	4,865,536	—
Liabilities of discontinued operations (Note 9)	—	1,531,462
Total Liabilities	293,797,668	229,179,824

Commitments and Contingencies (Note 16)

Partners' Capital
General Partner (Note 2)	84,551	(430,087)
Beneficial Unit Certificate holders	182,079,780	207,383,087
Unallocated deficit of Consolidated VIEs	(25,897,611)	(25,035,808)
Total Partners' Capital	156,266,720	181,917,192
Noncontrolling interest (Note 7)	(9,661)	2,053,739
Total Capital	156,257,059	183,970,931
Total Liabilities and Partners' Capital	$450,054,727	$413,150,755

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues:
Property revenues	$4,299,376	$3,186,964	$11,984,229	$9,003,313
Investment income	5,247,808	3,110,717	17,559,622	7,770,767
Contingent tax-exempt interest income	—	—	6,497,160	—
Other interest income	216,993	15,224	1,558,158	97,996
Gain on sale of bonds	—	—	—	667,821
Other income	—	—	250,000	—
Total revenues	9,764,177	6,312,905	37,849,169	17,539,897
Expenses:
Real estate operating (exclusive of items shown below)	2,609,955	2,135,455	6,982,316	5,495,883
Realized loss on taxable property loan	—	—	4,557,741	—
Provision for loan loss	72,000	—	168,000	—
Provision for (recovery of) loss on receivables	—	(261,825)	241,698	214,525
Depreciation and amortization	1,762,224	1,231,729	5,004,682	3,446,111
Interest	2,325,372	1,551,543	5,287,994	4,317,329
General and administrative	985,778	834,301	3,097,713	2,533,246
Total expenses	7,755,329	5,491,203	25,340,144	16,007,094
Income from continuing operations	2,008,848	821,702	12,509,025	1,532,803
Income from discontinued operations (including gain on sale of MF Properties of $1,401,656 for the three months ended September 30, 2013, $3,177,183 for nine months ended September 30, 2013 and $1,277,976 in 2012)	1,342,498	1,526,964	3,442,404	2,013,713
Net income	3,351,346	2,348,666	15,951,429	3,546,516
Net (loss) income attributable to noncontrolling interest	(59,913)	137,099	263,584	398,469
Net income - America First Tax Exempt Investors, L.P.	$3,411,259	$2,211,567	$15,687,845	$3,148,047

Net income (loss) allocated to:
General Partner	$373,696	$333,962	$1,393,480	$508,592
Limited Partners - Unitholders	3,356,268	2,390,780	15,156,168	3,651,497
Unallocated loss of Consolidated Property VIEs	(318,705)	(513,175)	(861,803)	(1,012,042)
Noncontrolling interest	(59,913)	137,099	263,584	398,469
	$3,351,346	$2,348,666	$15,951,429	$3,546,516
Unitholders' interest in net income per unit (basic and diluted):
Income from continuing operations	$0.05	$0.02	$0.27	$0.04
Income from discontinued operations	0.03	0.04	0.08	0.06
Net income, basic and diluted, per unit	$0.08	$0.06	$0.35	$0.10
Distributions declared, per unit	$0.125	$0.125	$0.375	$0.375
Weighted average number of units outstanding, basic and diluted	42,772,928	42,772,928	42,772,928	35,572,562

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income	$3,351,346	$2,348,666	$15,951,429	$3,546,516
Unrealized (loss) gain on securities	(19,159,797)	2,121,836	(24,636,006)	9,043,887
Unrealized loss on bond purchase commitment	(4,865,535)	—	(4,865,535)	—
Comprehensive (loss) income - America First Tax Exempt Investors, L.P.	$(20,673,986)	$4,470,502	$(13,550,112)	$12,590,403

Comprehensive (loss) income allocated to:
General Partner	$133,443	$355,180	$1,098,465	$599,031
Limited Partners - Unitholders	(20,428,811)	4,491,398	(14,050,358)	12,604,945
Unallocated loss of Consolidated Property VIEs	(318,705)	(513,175)	(861,803)	(1,012,042)
Noncontrolling interest	(59,913)	137,099	263,584	398,469
Comprehensive (loss) income - America First Tax Exempt Investors, L.P.	$(20,673,986)	$4,470,502	$(13,550,112)	$12,590,403

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 and 2012
(UNAUDITED)

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non- controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$(430,087)	42,772,928	$207,383,087	$(25,035,808)	$2,053,739	$183,970,931	$7,161,381
Deconsolidation of Ohio Properties	14,064		1,392,303	—	(1,012,966)	393,401	1,406,367
Deconsolidation of Greens Property	—		—	—	(1,314,018)	(1,314,018)	—
Redemption of tax-exempt mortgage revenue bond	(6,518)		(645,331)	—	—	(651,849)	(651,849)
Foreclosure of tax-exempt mortgage revenue bond	40,807		4,039,927	—	—	4,080,734	4,080,734
Distributions paid or accrued	(632,180)		(16,039,848)	—	—	(16,672,028)	—
Net income (loss)	1,393,480		15,156,168	(861,803)	263,584	15,951,429	—
Unrealized loss on securities	(295,015)		(29,206,526)	—	—	(29,501,541)	(29,501,541)
Balance at September 30, 2013	$84,551	42,772,928	$182,079,780	$(25,897,611)	$(9,661)	$156,257,059	$(17,504,908)

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non- controlling Interest	Total	Accumulated Other Comprehensive Income
Balance at January 1, 2012	$(354,006)	30,122,928	$154,911,228	$(23,512,962)	$544,785	$131,589,045	$95,894
Sale of Beneficial Unit Certificates	—	12,650,000	59,948,265	—	—	59,948,265	—
Noncontrolling interest contribution	—		—	—	4,037	4,037	—
Distributions paid or accrued	(612,603)		(14,458,598)	—	—	(15,071,201)	—
Net income (loss)	508,592		3,651,497	(1,012,042)	398,469	3,546,516	—
Unrealized gain on securities	90,439		8,953,448	—	—	9,043,887	9,043,887
Balance at September 30, 2012	$(367,578)	42,772,928	$213,005,840	$(24,525,004)	$947,291	$189,060,549	$9,139,781

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For Nine Months Ended,
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net income	15,951,429	3,546,516
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense	5,014,542	4,618,505
Provision for loss from receivables	241,698	214,525
Non-cash loss on derivatives	304,085	1,055,311
Bond premium/discount amortization	(249,476)	(315,580)
Gain on sale of bonds	—	(667,821)
Gain on the sale of discontinued operations	(3,177,183)	(1,277,976)
Contingent interest realized upon sale of Iona Lakes tax-exempt mortgage revenue bond	(6,497,160)	—
Realized loss on taxable property loan	4,557,741	—
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(3,431,931)	(2,834,210)
Increase in other assets	(1,288,680)	(842,388)
Decrease in accounts payable and accrued expenses	(753,912)	(115,370)
Net cash provided operating activities	10,671,153	3,381,512
Cash flows from investing activities:
Capital expenditures	(6,903,635)	(4,750,312)
Acquisition of tax-exempt mortgage revenue bonds	(72,752,000)	(10,165,287)
Proceeds from the sale of discontinued operations	22,610,000	8,325,000
Investment in bonds due to the sale recognition of discontinued operations	(27,778,000)	—
Cash received from taxable property loans receivable - Ohio Properties	4,064,089	—
Change in restricted cash - Greens Property sale	2,546,363	—
Proceeds from the sale/redemption of bonds	21,935,343	16,829,960
Acquisition of mortgage-backed securities	(12,629,888)	—
Acquisition of taxable bonds	(2,918,000)	—
Decrease in restricted cash	68,418	160,820
Restricted cash - debt collateral (paid) released	(4,500,000)	7,895,236
Acquisition of partnerships, net of cash acquired	—	(5,500,000)
Acquisition of public housing capital trusts	—	(65,985,913)
Purchase of interest rate derivative	(793,000)	—
Deposit on MF Property	(100,000)	—
Principal payments received on tax-exempt and taxable mortgage revenue bonds	1,776,418	666,458
Net cash used by investing activities	(75,373,892)	(52,524,038)
Cash flows from financing activities:
Distributions paid	(16,838,315)	(13,277,259)
Proceeds from debt financing	42,530,000	48,995,000
Principal borrowings on mortgages payable	15,300,343	3,769,044
Principal borrowing on line of credit	16,015,900	—
Principal payments on line of credit	(8,565,900)	—
Proceeds from the sale of beneficial unit certificates	—	59,948,265
Principal payments on debt and mortgage financing	(1,740,179)	(14,690,798)
Decrease in liabilities related to restricted cash	(68,418)	(160,820)
Debt financing costs	(355,585)	(116,542)
Sale of Limited Partnership Interests	—	4,037
Net cash provided by financing activities	46,277,846	84,470,927
Net (decrease) increase in cash and cash equivalents	(18,424,893)	35,328,401
Cash and cash equivalents at beginning of period, including cash and cash equivalents of discontinued operations of $158,727 and $126,572, respectively	30,331,500	20,213,413
Cash and cash equivalents at end of period, including cash and cash equivalents of discontinued operations of $0 and $78,541, respectively	11,906,607	55,541,814

AMERICA FIRST TAX EXEMPT INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)

	For Nine Months Ended,
	September 30, 2013	September 30, 2012
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,657,186	$3,086,659
Distributions declared but not paid	$5,400,622	$5,705,283
Supplemental disclosure of non cash activities:
Capital expenditures financed through accounts and notes payable	$1,110,092	$58,304
Deconsolidation of the discontinued operations - noncontrolling interest	$2,326,984	$—
Recognition of taxable property loans receivable - discontinued operations	$2,086,236	$—
Foreclosure of Woodland Park bond	$15,662,000	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

1.  Basis of Presentation

General

America First Tax Exempt Investors, L.P. (the “Partnership”) was formed on April 2, 1998, under the Delaware Revised Uniform Limited Partnership Act for the primary purpose of acquiring, holding, selling and otherwise dealing with a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential properties.  Interest on these tax-exempt mortgage revenue bonds is excludable from gross income for federal income tax purposes.  As a result, most of the income earned by the Partnership is exempt from federal income taxes.  The Partnership may also invest in other types of tax-exempt securities that may or may not be secured by real estate and may make taxable property loans secured by multifamily properties which are financed by tax-exempt mortgage revenue bonds held by the Partnership.  The Partnership generally does not seek to acquire direct interests in real property as long term or permanent investments.  The Partnership may, however, acquire real estate securing its tax-exempt mortgage revenue bonds or taxable mortgage loans through foreclosure in the event of a default.  In addition, the Partnership may acquire interests in multifamily apartment properties (“MF Properties”) in order to position itself for future investments in tax-exempt mortgage revenue bonds issued to finance these properties. The Partnership expects to sell its interest in these MF Properties in connection with the future syndication of low income housing tax credits under Section 42 of the Internal Revenue Code ("LIHTCs") or to a tax-exempt organization and to acquire tax-exempt mortgage revenue bonds on these properties to provide debt financing to the new owners.

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

The "Company" refers to the consolidated financial statements reported in this Form 10-Q which include the assets, liabilities, and results of operations of the Partnership, its Consolidated Subsidiaries (defined below) and three entities in which the Partnership does not hold an ownership interest but which own multifamily apartment properties financed with tax-exempt mortgage revenue bonds held by the Partnership and which are treated as variable interest entities ("VIEs") of which the Partnership has been determined to be the primary beneficiary (the “Consolidated VIEs”). The Consolidated Subsidiaries of the Partnership currently consist of:

•
ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to hold tax-exempt mortgage revenue bonds in order to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing with Freddie Mac (Note 10).

•	Nine multifamily apartments ("MF Properties") which are either wholly or majority owned by subsidiaries of the Partnership.

Stand alone financial information of the Partnership reported in this Form 10-Q includes only the assets, liabilities, and results of operations of the Partnership and its Consolidated Subsidiaries (hereafter the “Partnership”) without the Consolidated VIEs.  In the Company’s consolidated financial statements, all transactions and accounts between the Partnership, the Consolidated Subsidiaries and the Consolidated VIEs have been eliminated in consolidation.  The Partnership does not believe that the consolidation of VIEs for reporting under accounting principles generally accepted in the United States of America (“GAAP”) affects the Partnership’s status as a partnership for federal income tax purposes or the status of unitholders as partners of the Partnership, the treatment of the tax-exempt mortgage revenue bonds on the properties owned by Consolidated VIEs as debt, the tax-exempt nature of the interest payments received on the tax-exempt mortgage revenue bonds secured by the properties owned by Consolidated VIEs or the manner in which the Partnership’s income is reported to unitholders on IRS Form K-1.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The accompanying interim unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. These condensed consolidated financial statements and notes have been prepared consistently with the 2012 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2013, and the results of operations for the interim periods presented have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

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

In June 2010, the Company completed a sales transaction whereby four of the MF Properties, Crescent Village, Post Woods (I and II), and Willow Bend apartments in Ohio (the “Ohio Properties”), were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity and in October 2011, the three limited partnerships that own the Ohio Properties admitted two entities that are affiliates of Boston Capital ("BC Partners") as new limited partners as part of a syndication of LIHTCs. The Company acquired 100% of the $18.3 million tax-exempt mortgage revenue bonds issued by the Ohio Housing Finance Agency as part of a plan of financing for the acquisition and rehabilitation of the Ohio Properties. The tax-exempt mortgage revenue bonds secured by the Ohio Properties were acquired by the Company at par and consisted of two series. The Series A bond had a par value of $14.7 million and bears interest at an annual rate of 7.0%. The Series B bond had a par value of $3.6 million and bears interest at an annual interest rate of 10.0%. Both series of tax-exempt mortgage revenue bonds mature in June 2050. The BC Partners agreed to contribute equity to these limited partnerships, subject to the Ohio Properties meeting certain debt service coverage ratios specified in the applicable limited partnership agreements. As such, there was not sufficient equity invested at closing by the not-for-profit or BC Partners into the Ohio Properties to allow the Company to recognize a real estate sale.

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

3.  Variable Interest Entities

The Partnership invests in federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  The Partnership owns 100% of these tax-exempt mortgage revenue bonds and each bond is secured by a first mortgage on the property.  In certain cases, the Partnership has also made taxable property loans to the property owners which are secured by second mortgages on these properties.  Although each multifamily property financed with tax-exempt mortgage revenue bonds held by the Partnership is owned by a separate entity in which the Partnership has no equity ownership interest, the debt financing provided by the Partnership creates a variable interest in these ownership entities that may require the Partnership to report the assets, liabilities, and results of operations of these entities on a consolidated basis under GAAP.

The Partnership determined that five of the entities financed by tax-exempt mortgage revenue bonds owned by the Partnership are held by VIEs as of September 30, 2013 and December 31, 2012.  These VIEs are Ashley Square, Bent Tree, Cross Creek, Fairmont Oaks, and Lake Forest. At December 31, 2012, the Partnership also determined that the Exchange Accommodation Titleholder ("EAT (Maples on 97th)") was also a VIE based on the Qualified Exchange Accommodation Agreement and Master Lease Agreement between the Partnership and EAT (Maples on 97th).

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

Consolidated VIEs

In determining the primary beneficiary of these VIEs, the Partnership considers the activities of the VIE which most significantly impact the VIEs' economic performance, who has the power to control such activities, the risks which the entities were designed to create, the variability associated with those risks and the interests which absorb such variability.  The Partnership also considers the related party relationship of the entities involved in the VIEs.  It was determined that the Partnership, as part of the related party group, met both of the primary beneficiary criteria and was the most closely associated with the VIEs and; therefore, was determined to be the primary beneficiary of the following VIEs at September 30, 2013: Bent Tree, Fairmont Oaks, and Lake Forest. The capital structure of Bent Tree, Fairmont Oaks, and Lake Forest consists of senior debt, subordinated debt, and equity capital.  The senior debt is in the form of a tax-exempt mortgage revenue bonds and accounts for the majority of each VIE's total capital. As the bondholder, the Partnership is entitled to principal and interest payments and has certain protective rights as established by the bond documents.  The equity ownership of the consolidated VIEs is ultimately held by corporations which are owned by four individuals, two of which are related parties.  Additionally, each of these properties is managed by an affiliate of the Partnership, America First Properties Management Company, LLC (“Properties Management”) which is an affiliate of Burlington Capital Group, LLC ("Burlington").

In August 2012, the EAT (Maples on 97th), a wholly-owned subsidiary of a Title Company which owned a multi-family property located in Omaha, Nebraska, executed a Master Lease Agreement and Construction Management Agreement with the Partnership. These two agreements gave the Partnership the rights and obligations to manage this property as well as the rehabilitation during the six month hold period which contractually ended in February 2013. The Partnership determined that it was the primary beneficiary of the EAT (Maples on 97th) and consolidated the EAT as a VIE as of December 31, 2012. Based on the terms of the Master Lease Agreement, the Partnership reported the rental income and related real estate operating expenses for the Maples on 97th property during the six month holding period as an MF Property since it had all the rights and obligations of landlord for the property. In February 2013, title to the Maples on 97th property transferred to the Partnership from the EAT (Maples on 97th) and the property is reported as an MF Property in the consolidated balance sheet as of September 30, 2013.

Non-Consolidated VIEs

The Company did not consolidate two VIE entities, Ashley Square and Cross Creek as of September 30, 2013 based on its determination of the primary beneficiary of these two VIE entities. As discussed below, while the capital structures of these VIEs resulted in the Partnership holding a majority of the variable interests in these VIEs, the Partnership determined it does not have the power to direct the activities of these VIEs that most significantly impact the VIEs’ economic performance and, as a result, is not the primary beneficiary of these VIEs.

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

The following table presents information regarding the carrying value and classification of the assets held by the Partnership as of September 30, 2013, which constitute a variable interest in Ashley Square and Cross Creek.

	Balance Sheet Classification	Carrying Value	Maximum Exposure to Loss
Ashley Square Apartments
Tax Exempt Mortgage Revenue Bond	Bond Investment	$5,224,000	$5,224,000
Taxable Property Loan	Other Asset	1,462,000	7,032,123
		$6,686,000	$12,256,123
Cross Creek Apartments
Tax Exempt Mortgage Revenue Bond	Bond Investment	$7,616,316	$6,033,317
Taxable Property Loans	Other Asset	3,383,615	3,383,615
		$10,999,931	$9,416,932

The tax-exempt mortgage revenue bonds are classified on the balance sheet as available for sale investments and are carried at fair value while taxable property loans are presented on the balance sheet as Other assets and are carried at the unpaid principal and interest less any loan loss reserves.  See Note 4 for additional information regarding the tax-exempt mortgage revenue bonds and Note 8 for additional information regarding the taxable property loans.  The maximum exposure to loss for the tax-exempt mortgage revenue bonds is equal to the unpaid principal balance as of September 30, 2013.  The difference between the tax-exempt mortgage revenue bond's carrying value and the maximum exposure to loss is a function of the fair value of the bond.  The difference between the taxable property loan's carrying value and the maximum exposure is the value of loan loss reserves that have been previously recorded against the outstanding taxable property loan balances.

The following tables present the effects of the consolidation of the Consolidated VIEs on the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

Condensed Consolidating Balance Sheets as of September 30, 2013 and December 31, 2012:

	Partnership as of September 30, 2013	Consolidated VIEs as of September 30, 2013	Consolidation -Elimination as of September 30, 2013	Total as of September 30, 2013
Assets
Cash and cash equivalents	$11,872,782	$33,825	$—	$11,906,607
Restricted cash	6,444,613	1,253,126	—	7,697,739
Interest receivable	14,677,455	—	(6,665,032)	8,012,423
Tax-exempt mortgage revenue bonds held in trust, at fair value	178,071,670	—	(23,157,533)	154,914,137
Tax-exempt mortgage revenue bonds, at fair value	48,161,743	—	—	48,161,743
Public housing capital fund trusts, at fair value	61,793,516	—	—	61,793,516
Mortgage-backed securities, at fair value	38,880,996	—	—	38,880,996
Real estate assets:
Land	9,241,515	3,250,044	—	12,491,559
Buildings and improvements	83,656,608	32,324,747	—	115,981,355
Real estate assets before accumulated depreciation	92,898,123	35,574,791	—	128,472,914
Accumulated depreciation	(8,382,864)	(14,755,919)	—	(23,138,783)
Net real estate assets	84,515,259	20,818,872	—	105,334,131
Other assets	22,418,827	597,081	(9,662,473)	13,353,435
Total Assets	$466,836,861	$22,702,904	$(39,485,038)	$450,054,727

Liabilities
Accounts payable, accrued expenses and other liabilities	$4,413,261	$28,761,746	$(28,014,528)	$5,160,479
Distribution payable	5,400,622	—	—	5,400,622
Debt financing	226,569,000	—	—	226,569,000
Mortgages payable	51,802,031	23,960,000	(23,960,000)	51,802,031
Bond purchase commitment - fair market value adjustment	4,865,536	—	—	4,865,536
Total Liabilities	293,050,450	52,721,746	(51,974,528)	293,797,668
Partners' Capital
General Partner	84,551	—	—	84,551
Beneficial Unit Certificate holders	173,711,521	—	8,368,259	182,079,780
Unallocated deficit of Consolidated VIEs	—	(30,018,842)	4,121,231	(25,897,611)
Total Partners' Capital	173,796,072	(30,018,842)	12,489,490	156,266,720
Noncontrolling interest	(9,661)	—	—	(9,661)
Total Capital	173,786,411	(30,018,842)	12,489,490	156,257,059
Total Liabilities and Partners' Capital	$466,836,861	$22,702,904	$(39,485,038)	$450,054,727

	Partnership as of December 31, 2012	Consolidated VIEs as of December 31, 2012	Consolidation -Elimination as of December 31, 2012	Total as of December 31, 2012
Assets
Cash and cash equivalents	$30,123,447	$49,326	$—	$30,172,773
Restricted cash	4,538,071	933,451	—	5,471,522
Interest receivable	14,131,063	—	(5,657,703)	8,473,360
Tax-exempt mortgage revenue bonds held in trust, at fair value	124,149,600	—	(24,615,518)	99,534,082
Tax-exempt mortgage revenue bonds, at fair value	45,703,294	—	—	45,703,294
Public housing capital fund trusts, at fair value	65,389,298	—	—	65,389,298
Mortgage-backed securities, at fair value	32,121,412	—	—	32,121,412
Real estate assets:
Land	6,798,407	4,404,469	—	11,202,876
Buildings and improvements	55,776,753	37,838,726	—	93,615,479
Real estate assets before accumulated depreciation	62,575,160	42,243,195	—	104,818,355
Accumulated depreciation	(5,458,961)	(13,871,102)	—	(19,330,063)
Net real estate assets	57,116,199	28,372,093	—	85,488,292
Other assets	22,923,356	852,321	(15,559,382)	8,216,295
Assets of discontinued operations	32,580,427	—	—	32,580,427
Total Assets	$428,776,167	$30,207,191	$(45,832,603)	$413,150,755

Liabilities
Accounts payable, accrued expenses and other liabilities	$2,330,852	$28,529,405	$(25,846,310)	$5,013,947
Distribution payable	5,566,908	—	—	5,566,908
Debt financing	177,948,000	—	—	177,948,000
Mortgages payable	39,119,507	24,158,000	(24,158,000)	39,119,507
Liabilities of discontinued operations	1,531,462	—	—	1,531,462
Total Liabilities	226,496,729	52,687,405	(50,004,310)	229,179,824
Partners' Capital
General Partner	(430,087)	—	—	(430,087)
Beneficial Unit Certificate holders	200,655,786	—	6,727,301	207,383,087
Unallocated deficit of Consolidated VIEs	—	(22,480,214)	(2,555,594)	(25,035,808)
Total Partners' Capital	200,225,699	(22,480,214)	4,171,707	181,917,192
Noncontrolling interest	2,053,739	—	—	2,053,739
Total Capital	202,279,438	(22,480,214)	4,171,707	183,970,931
Total Liabilities and Partners' Capital	$428,776,167	$30,207,191	$(45,832,603)	$413,150,755

Condensed Consolidating Statements of Operations for the three months ended September 30, 2013 and 2012:

	Partnership For the Three Months Ended September 30, 2013	Consolidated VIEs For the Three Months Ended September 30, 2013	Consolidation -Elimination For the Three Months Ended September 30, 2013	Total For the Three Months Ended September 30, 2013
Revenues:
Property revenues	$3,074,115	$1,225,261	$—	$4,299,376
Investment income	5,623,450	—	(375,642)	5,247,808
Other interest income	216,993	—	—	216,993
Total revenues	8,914,558	1,225,261	(375,642)	9,764,177
Expenses:
Real estate operating (exclusive of items shown below)	1,794,008	815,947	—	2,609,955
Provision for loan loss	72,000	—	—	72,000
Depreciation and amortization	1,409,847	363,137	(10,760)	1,762,224
Interest	2,325,372	832,719	(832,719)	2,325,372
General and administrative	985,778	—	—	985,778
Total expenses	6,587,005	2,011,803	(843,479)	7,755,329
Income (loss) from continuing operations	2,327,553	(786,542)	467,837	2,008,848
Income from discontinued operations (including gain on sale of MF Properties of $1,041,656)	1,342,498	—	—	1,342,498
Net income (loss)	3,670,051	(786,542)	467,837	3,351,346
Net loss attributable to noncontrolling interest	(59,913)	—	—	(59,913)
Net income (loss) - America First Tax Exempt Investors, L. P.	$3,729,964	$(786,542)	$467,837	$3,411,259

	Partnership For the Three Months Ended September 30, 2012	Consolidated VIEs For the Three Months Ended September 30, 2012	Consolidation -Elimination For the Three Months Ended September 30, 2012	Total For the Three Months Ended September 30, 2012
Revenues:
Property revenues	$1,983,077	$1,203,887	$—	$3,186,964
Mortgage revenue bond investment income	3,490,431	—	(379,714)	3,110,717
Other interest income	15,224	—	—	15,224
Total revenues	5,488,732	1,203,887	(379,714)	6,312,905
Expenses:
Real estate operating (exclusive of items shown below)	1,175,585	959,870	—	2,135,455
Recovery of loss on receivables	(261,825)	—	—	(261,825)
Depreciation and amortization	854,252	388,353	(10,876)	1,231,729
Interest	1,551,543	808,841	(808,841)	1,551,543
General and administrative	834,301	—	—	834,301
Total expenses	4,153,856	2,157,064	(819,717)	5,491,203
Income (loss) from continuing operations	1,334,876	(953,177)	440,003	821,702
Income from discontinued operations (including gain on sale of MF Properties of $1,277,976)	1,526,964	—	—	1,526,964
Net income (loss)	2,861,840	(953,177)	440,003	2,348,666
Net income attributable to noncontrolling interest	137,099	—	—	137,099
Net income (loss) - America First Tax Exempt Investors, L. P.	$2,724,741	$(953,177)	$440,003	$2,211,567

	Partnership For the Nine Months Ended September 30, 2013	Consolidated VIEs For the Nine Months Ended September 30, 2013	Consolidation -Elimination For the Nine Months Ended September 30, 2013	Total For the Nine Months Ended September 30, 2013
Revenues:
Property revenues	$8,325,593	$3,658,636	$—	$11,984,229
Mortgage revenue bond investment income	18,689,649	—	(1,130,027)	17,559,622
Contingent tax-exempt interest income	6,497,160	—	—	6,497,160
Other interest income	1,558,158	—	—	1,558,158
Other income	250,000	—	—	250,000
Total revenues	35,320,560	3,658,636	(1,130,027)	37,849,169
Expenses:
Real estate operating (exclusive of items shown below)	4,632,958	2,349,358	—	6,982,316
Realized loss on taxable property loan	4,557,741	—	—	4,557,741
Provision for loan loss	168,000	—	—	168,000
Provision for loss on receivables	241,698	—	—	241,698
Depreciation and amortization	3,963,628	1,073,423	(32,369)	5,004,682
Interest	5,287,994	2,477,348	(2,477,348)	5,287,994
General and administrative	3,097,713	—	—	3,097,713
Total expenses	21,949,732	5,900,129	(2,509,717)	25,340,144
Income (loss) from continuing operations	13,370,828	(2,241,493)	1,379,690	12,509,025
Income from discontinued operations (including gain on sale of MF Properties of $3,177,183)	3,442,404	—	—	3,442,404
Net income (loss)	16,813,232	(2,241,493)	1,379,690	15,951,429
Net income attributable to noncontrolling interest	263,584	—	—	263,584
Net income (loss) - America First Tax Exempt Investors, L. P.	$16,549,648	$(2,241,493)	$1,379,690	$15,687,845

	Partnership For the Nine Months Ended September 30, 2012	Consolidated VIEs For the Nine Months Ended September 30, 2012	Consolidation -Elimination For the Nine Months Ended September 30, 2012	Total For the Nine Months Ended September 30, 2012
Revenues:
Property revenues	$5,404,772	$3,598,541	$—	$9,003,313
Investment income	8,912,856	—	(1,142,089)	7,770,767
Other interest income	97,996	—	—	97,996
Gain on sale of tax-exempt mortgage revenue bonds	667,821	—	—	667,821
Total revenues	15,083,445	3,598,541	(1,142,089)	17,539,897
Expenses:
Real estate operating (exclusive of items shown below)	3,096,677	2,399,206	—	5,495,883
Provision for loss on receivables	214,525	—	—	214,525
Depreciation and amortization	2,376,823	1,102,000	(32,712)	3,446,111
Interest	4,317,329	2,411,676	(2,411,676)	4,317,329
General and administrative	2,533,246	—	—	2,533,246
Total expenses	12,538,600	5,912,882	(2,444,388)	16,007,094
Income (loss) from continuing operations	2,544,845	(2,314,341)	1,302,299	1,532,803
Income from discontinued operations (including gain on sale of MF Properties of $1,277,976)	2,013,713	—	—	2,013,713
Net income (loss)	4,558,558	(2,314,341)	1,302,299	3,546,516
Net income attributable to noncontrolling interest	398,469	—	—	398,469
Net income (loss) - America First Tax Exempt Investors, L. P.	$4,160,089	$(2,314,341)	$1,302,299	$3,148,047

4.  Investments in Tax-Exempt Bonds

The tax-exempt mortgage revenue bonds owned by the Company have been issued to provide construction and/or permanent financing of multifamily residential properties and do not include the tax-exempt mortgage revenue bonds issued with respect to properties owned by Consolidated VIEs at September 30, 2013 and December 31, 2012. In addition, at December 31, 2012, the tax-exempt mortgage revenue bonds secured by the Greens Property and the Ohio Properties were not included as tax-exempt mortgage revenue bonds but were presented as part of discontinued operations (Note 2 and Note 9). Tax-exempt mortgage revenue bonds are either held directly by the Company or are held in trusts created in connection with debt financing transactions (Note 10). The Company had the following investments in tax-exempt mortgage revenue bonds as of dates shown:

	September 30, 2013
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Arbors at Hickory Ridge (2)	$11,577,528	$270,693	$—	$11,848,221
Ashley Square (1)	5,224,000	—	—	5,224,000
Autumn Pines (2)	12,247,713	—	(196,097)	12,051,616
Avistar on the Boulevard A Bond (2)	13,760,000	—	(1,308,163)	12,451,837
Avistar at Chase Hill A Bond (2)	8,960,000	—	(962,394)	7,997,606
Avistar at the Crest A Bond (2)	8,759,000	—	(1,300,361)	7,458,639
Bella Vista (1)	6,545,000	—	(514,568)	6,030,432
Bridle Ridge (1)	7,715,000	—	(455,108)	7,259,892
Brookstone (1)	7,461,514	857,067	—	8,318,581
Cross Creek (1)	6,033,317	1,582,999	—	7,616,316
Greens Property (2)	9,404,291	—	(305,540)	9,098,751
Lost Creek (1)	15,853,185	2,000,560	—	17,853,745
Ohio Properties A Bonds (1)	14,519,000	—	—	14,519,000
Runnymede (1)	10,565,000	—	(419,853)	10,145,147
Southpark (1)	11,964,156	1,029,425	—	12,993,581
Woodlynn Village (1)	4,443,000	—	(396,227)	4,046,773
Tax-exempt mortgage revenue bonds held in trust	$155,031,704	$5,740,744	$(5,858,311)	$154,914,137

	September 30, 2013
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Avistar at Chase Hill B Bond	2,005,000	—	(158,696)	1,846,304
Avistar at the Crest B Bond	1,700,000	—	(134,555)	1,565,445
Avistar at the Oaks (f/k/a Dublin)	8,354,000	—	(829,866)	7,524,134
Avistar in 09 (f/k/a Waterford)	7,192,000	—	(658,575)	6,533,425
Avistar on the Boulevard B Bond	3,216,000	—	(254,546)	2,961,454
Avistar on the Hills (f/k/a Kingswood)	5,389,000	—	(534,256)	4,854,744
Ohio Properties B Bonds	3,585,980	116,702	—	3,702,682
Renaissance	6,725,000	108,776	—	6,833,776
Vantage at Harlingen	6,692,000	—	(210,196)	6,481,804
Vantage at Judson	6,049,000	—	(191,025)	5,857,975
Tax-exempt mortgage revenue bonds	$50,907,980	$225,478	$(2,971,715)	$48,161,743
(1) Bonds owned by ATAX TEBS I, LLC, Note 10
(2) Bond held by Deutsche Bank in a secured financing transaction, Note 10

	December 31, 2012
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gains	Unrealized Loss	Estimated Fair Value
Ashley Square (1)	$5,260,000	$246,981	$—	$5,506,981
Autumn Pines (2)	12,217,004	953,024	—	13,170,028
Bella Vista (1)	6,600,000	93,324	—	6,693,324
Bridle Ridge (1)	7,765,000	108,632	—	7,873,632
Brookstone (1)	7,453,246	1,459,408	—	8,912,654
Cross Creek (1)	6,004,424	1,994,911	—	7,999,335
Lost Creek (1)	15,987,744	3,467,182	—	19,454,926
Runnymede (1)	10,605,000	491,330	—	11,096,330
Southpark (1)	11,904,968	2,462,350	—	14,367,318
Woodlynn Village (1)	4,460,000	—	(446)	4,459,554
Tax-exempt mortgage revenue bonds held in trust	$88,257,386	$11,277,142	$(446)	$99,534,082

	December 31, 2012
Description of Tax-Exempt Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Arbors at Hickory Ridge	$11,581,485	$610,785	$—	$12,192,270
Iona Lakes	15,535,000	554,910	—	16,089,910
Vantage at Judson	6,049,000	—	(847)	6,048,153
Woodland Park	15,662,000	—	(4,289,039)	11,372,961
Tax-exempt mortgage revenue bonds	$48,827,485	$1,165,695	$(4,289,886)	$45,703,294

(1) Tax-exempt mortgage revenue bonds owned by ATAX TEBS I, LLC, Note 10
(2) Tax-exempt mortgage revenue bonds held by Deutsche Bank in a secured financing transaction, Note 10

In August 2013, the Partnership acquired a tax-exempt mortgage revenue bond secured by the Vantage at Harlingen Apartments, a 288 unit multifamily apartment complex located in Harlingen, Texas which is under construction. The Series C bond was purchased for approximately $6.7 million par value, carries a base interest rate of 9.0% per annum, and matures on August 1, 2053. The Partnership also acquired a $1.3 million subordinate taxable bond which is recorded as an Other Asset. The Vantage at Harlingen Apartments has a construction loan with an unrelated bank and the Partnership's tax-exempt mortgage revenue bonds are second lien borrowings to that construction loan.

Under the terms of a Forward Delivery Bond Purchase Agreement ("Bond Purchase Commitment"), the Partnership has agreed to purchase a new tax-exempt mortgage revenue bond between $18,000,000 to $24,692,000 (“Harlingen Series B Bond”) secured by the Vantage at Harlingen apartments which will be delivered by the tax-exempt mortgage revenue bond issuer once the property meets specific obligations and occupancy rates. The final amount of the Series B Bond will depend on the appraisal of the stabilized property. The Harlingen Series B Bond will have a stated annual interest rate of 6.0% per annum and bond proceeds must be used to pay off the construction loan to the bank and all or a portion of the $6.7 million subordinate Series C tax-exempt mortgage revenue bond. The Partnership accounts for the Bond Purchase Commitment as an available-for-sale security and, as such, records the change in the estimated fair value of the Bond Purchase Commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.  As of September 30, 2013, the Partnership estimated the value of this Bond Purchase Commitment and recorded a liability of approximately $1.8 million.

In July 2013, the limited partner property owner contributed an approximate additional $800,000 of capital into the Greens Property which allowed the Company to recognize a sale of the discontinued operations (Note 9). As such, the Partnership is reporting the approximate $9.1 million fair market value of the tax-exempt mortgage revenue bonds related to the Greens Property as assets for the first time as of September 30, 2013.

In June 2013, the Partnership redeemed its interest in the Iona Lakes tax-exempt mortgage revenue bond for approximately $21.9 million. This redemption resulted in the realization of approximately $6.5 million in tax-exempt contingent interest income and approximately $4.6 million realized loss on a taxable property loan. The trust indenture for this bond had a waterfall feature which stipulated that all unpaid contingent interest must be paid prior to making payment on any taxable loan between the owner of the bond and the property.

The Partnership, as sole bondholder, previously directed the bond trustee to file a foreclosure action on the Woodland Park tax-exempt mortgage revenue bond. On February 28, 2013, the court granted Summary Judgment in the bond trustee's favor confirming that the tax-exempt mortgage revenue bond is senior to mechanic's liens filed on the property. Subsequently, the court ordered a sale of the Woodland Park property and on April 23, 2013, the Partnership made a bid to purchase the property for the amount of the outstanding principal and interest it is owed. The Partnership's Motion of Confirmation was approved by the court on May 2, 2013. The bond trustee assigned its right to the property to the Partnership on May 8, 2013 and the Partnership received the Sheriff's deed conveying title to a wholly-owned subsidiary of the Partnership on May 29, 2013. Woodland Park became an MF Property upon title conveyance (Note 7). The Partnership now has the option of converting the property to a market rate rent execution or maintain it as an affordable rental property.  The Partnership will continue to assess its long-term strategy for the property to maximize its economic value.

In June 2013, the Partnership acquired six tax-exempt mortgage revenue bonds secured by three properties located in San Antonio, Texas. The tax-exempt mortgage revenue bond purchases are as follows: approximately $5.9 million par value Series A and approximately $2.5 million par value Series B tax-exempt mortgage revenue bonds secured by the Avistar at the Oaks Apartments (formerly known as ("f/k/a") Dublin Apartments), a 156 unit multifamily apartment complex; approximately $3.1 million Series A and approximately $2.3 million Series B tax-exempt mortgage revenue bonds secured by the Avistar on the Hills Apartments (f/k/a Kingswood Apartments), a 129 unit multifamily apartment complex; and approximately $5.5 million Series A and approximately $1.7 million Series B tax-exempt mortgage revenue bonds secured by Avistar in 09 Apartments (f/k/a Waterford Apartments), a 133 unit multifamily apartment complex. The three Series A tax-exempt mortgage revenue bonds each carry an annual interest rate of 6.0% per annum and mature on August 1, 2050. The three Series B tax-exempt mortgage revenue bonds each carry an annual base interest rate of 9.0% per annum and mature on September 1, 2050. The Partnership also acquired approximately $831,000 of taxable mortgage revenue bonds which also carry a base interest rate of 9.0% per annum and mature on September 1, 2050. The Company has determined that the entity which owns the three properties is an unrelated not-for-profit which under the accounting guidance is not subject to applying the VIE consolidation guidance. As a result, the properties' financial statements are not consolidated into the consolidated financial statements of the Company.

In April 2013, the Partnership acquired the Series C tax-exempt mortgage revenue bond secured by the Renaissance Gateway Apartments, a 208 unit multifamily apartment complex located in New Orleans, Louisiana for approximately $2.9 million par value. In July and September 2013, the Partnership purchased $1.3 million par value Series B and $2.6 million par value Series A, respectively, tax-exempt mortgage revenue bonds. The Series C tax-exempt mortgage revenue bond carries a base interest rate of 12.0% per annum and matures on June 1, 2015. The Series A and Series B tax-exempt mortgage revenue bonds carry a base interest rate of 6% and 12% per annum, respectively, maturing on June 1, 2030. This property is undergoing a major rehabilitation and the Partnership has agreed to fund a total of approximately $8.6 million of a Series A tax-exempt mortgage revenue bond during construction which is estimated to be completed on June 30, 2014. Upon completion of construction and stabilization, the approximate $2.9 million Series C bond will be paid back on the earlier of when the property receives its final equity contribution by the limited partner or June 1, 2015. The Partnership accounts for the Bond Purchase Commitment as an available-for-sale security and, as such, records the change in estimated fair value of the Bond Purchase Commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.  As of September 30, 2013, the Partnership estimated the value of this Bond Purchase Commitment and recorded a liability of approximately $567,000.

During the first quarter of 2013, the BC Partners contributed $6.5 million of capital into the Ohio Properties which allowed the Company to recognize a sale of the discontinued operations (Note 9). As such, the Partnership is reporting the approximate $19.8 million fair market value of the tax-exempt mortgage revenue bonds related to these Ohio Properties as assets for the first time at each quarter end of 2013.

In February 2013, the Partnership acquired six tax-exempt mortgage revenue bonds secured by three properties located in San Antonio, Texas. The bond purchases are as follows: approximately $13.8 million par value Series A and approximately $3.2 million par value Series B tax-exempt mortgage revenue bonds secured by the Avistar on the Boulevard, a 344 unit multifamily apartment complex; approximately $9.0 million Series A and approximately $2.0 million Series B tax-exempt mortgage revenue bonds secured by the Avistar at Chase Hill, a 232 unit multifamily apartment complex; and approximately $8.8 million Series A and approximately $1.7 million Series B tax-exempt mortgage revenue bonds secured by Avistar at the Crest, a 200 unit multifamily apartment complex. The three Series A tax-exempt mortgage revenue bonds each carry an annual interest rate of 6.0% per annum and mature on March 1, 2050. The three Series B tax-exempt mortgage revenue bonds each carry an annual base interest rate of 9.0% per annum and mature on April 1, 2050. The Partnership also acquired approximately $804,000 of taxable mortgage revenue bonds which also carry a base interest rate of 9.0% per annum and mature on April 1, 2050. The Company has determined that the entity which owns the three Avistar properties is an unrelated not-for-profit which under the accounting guidance is not subject to applying the VIE consolidation guidance. As a result, the properties' financial statements are not consolidated into the consolidated financial statements of the Company.

In December 2012, the Partnership purchased a $6,049,000 subordinate tax-exempt mortgage revenue bond and a $934,000 subordinate taxable bond both secured by the Vantage at Judson apartments. This property is located in San Antonio, Texas and is currently under construction. Both bonds mature on February 1, 2053 and carry an annual cash interest rate of 9.0% per annum plus allow for an additional 3.0% per annum of interest calculated on the property's cash flows after debt service. The Vantage at Judson apartments has a construction loan with an unrelated bank and the Partnership's tax-exempt mortgage revenue and taxable bonds are second lien borrowings to that construction loan. The property will have 288 units when construction is completed in the spring of 2014.

Under the terms of a Bond Purchase Commitment, the Partnership has agreed to purchase a new tax-exempt mortgage revenue bond of between $20,638,000 to $26,687,000 (“Judson Series B Bond”) secured by the Vantage at Judson apartments which will be delivered by the tax-exempt mortgage revenue bond issuer once the property meets specific obligations and occupancy rates. The final amount of the Series B Bond will depend on the appraisal of the stabilized property. The Judson Series B Bond will have a stated annual interest rate of 6.0% per annum and bond proceeds must be used to pay off the construction loan to the Bank and all or a portion of the $6,049,000 subordinate tax-exempt mortgage revenue bond. If the property does not meet its specific obligations and required occupancy rate before January 1, 2015, the Partnership has the right to terminate the Bond Purchase Commitment. The Partnership accounts for the Bond Purchase Commitment as an available-for-sale security and, as such, records the change in estimated fair value of the Bond Purchase Commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.  As of September 30, 2013, the Partnership estimated the value of this Bond Purchase Commitment and recorded a liability of approximately $2.0 million.

In June 2012, the Partnership acquired a $10.0 million par value tax-exempt mortgage revenue bond secured by Arbors at Hickory Ridge Apartments, a 348 unit multifamily apartment complex located in Memphis, Tennessee, which represented 100% of the bond issuance for approximately $10.2 million. In December 2012, the tax-exempt mortgage revenue bond secured by Arbors at Hickory Ridge Apartments was restructured to an $11.5 million par value tax-exempt mortgage revenue bond with an annual interest rate of 6.25% per annum and maturity of December 1, 2049. The Partnership then purchased 100% of this bond issuance plus a taxable property loan of approximately $191,000 for a payment of approximately $1,041,000 made at closing.

Valuation - As all of the Company’s investments in tax-exempt mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  Due to the limited market for the tax-exempt mortgage revenue bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the tax-exempt mortgage revenue bonds.  There is no active trading market for the tax-exempt mortgage revenue bonds and price quotes for the tax-exempt mortgage revenue bonds are not generally available.  As of September 30, 2013, all of the Company’s tax-exempt mortgage revenue bonds were valued using discounted cash flow and yield to maturity analyses performed by management.  Management’s valuation encompasses judgment in its application.  The key assumption in management’s yield to maturity analysis is the range of effective yields on the individual tax-exempt mortgage revenue bonds.  The effective yield analysis for each tax-exempt mortgage revenue bond considers the current market yield on similar tax-exempt mortgage revenue bonds as well as the debt service coverage ratio of each underlying property serving as collateral for the tax-exempt mortgage revenue bond. At September 30, 2013, the range of effective yields on the individual tax-exempt mortgage revenue bonds was 6.3% to 9.8% per annum.  At December 31, 2012, the range of effective yields on the individual tax-exempt mortgage revenue bonds was 5.7% to 8.4% per annum. Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these tax-exempt mortgage revenue bonds.  Assuming a 10% adverse change in the key assumption, the effective yields on the individual tax-exempt mortgage revenue bonds would increase to a range of 6.9% to 10.8% per annum and would result in additional unrealized losses on the tax-exempt mortgage revenue bond portfolio of approximately $16.1 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider price quotes on similar tax-exempt mortgage revenue bonds or other information from external sources, such as pricing services.  Pricing services, broker quotes and management’s analyses provide indicative pricing only.

Unrealized gains or losses on these tax-exempt mortgage revenue bonds are recorded in accumulated other comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. As of September 30, 2013, none of the tax-exempt mortgage revenue bond investments has been in an unrealized loss position for greater than twelve months.  In addition, the Company has the intent and ability to hold the tax-exempt mortgage revenue bonds until their final maturity.

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
The Company determined that the three PHC TOB trusts are variable interest entities and that the Company was the primary beneficiary of each of the three PHC TOB trusts. As a result, the Company reports the PHC TOB Trusts on a consolidated basis and the senior floating-rate participation interest (“SPEARS”) as debt financing. In determining the primary beneficiary of these specific VIEs, the Company considered who has the power to control the activities of the VIEs which most significantly impact their financial performance, the risks that the entity was designed to create, and how each risk affects the VIE. The indenture for the PHC TOB trusts stipulates that the Company has the sole right to cause the PHC TOB trusts to sell the PHC Certificates. If they were sold, the extent to which the VIEs will be exposed to gains or losses associated with variability in the PHC Certificates' fair value arising from changes in municipal bond market rates therefore would result from decisions made by the Company.

The Company had the following investments in the PHC Certificates on September 30, 2013:

Description of Public Housing Capital Fund Trust Certificates	Cost adjusted for amortization of premium and discounts	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Public Housing Capital Fund Trust I	$28,014,439	$—	$(1,540,808)	$26,473,631
Public Housing Capital Fund Trust II	17,475,769	—	(1,169,068)	16,306,701
Public Housing Capital Fund Trust III	20,425,035	—	(1,411,851)	19,013,184
	$65,915,243	$—	$(4,121,727)	$61,793,516

The Company had the following investments in the PHC Certificates on December 31, 2012:

Description of Public Housing Capital Fund Trust Certificates	Cost adjusted for amortization of premium and discounts	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Public Housing Capital Fund Trust Certificate I	$28,119,176	$—	$(48,477)	$28,070,699
Public Housing Capital Fund Trust Certificate II	17,442,860	—	(109,223)	17,333,637
Public Housing Capital Fund Trust Certificate III	20,395,597	—	(410,635)	19,984,962
	$65,957,633	$—	$(568,335)	$65,389,298

Valuation - As all of the Company’s investments in PHC Certificates are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  Due to the limited market for the PHC Certificates, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the certificates.  The estimates of the fair values of these PHC certificates is based on a yield to maturity analysis which begins with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts adjusted largely for unobservable inputs the General Partner believes would be used by market participants. Management’s valuation encompasses judgment in its application and pricing as determined by pricing services, when available, is compared to Management's estimates.  The PHC Certificates are AA and BBB rated. The Company has concluded that the PHC Certificates are not other than temporarily impaired as of September 30, 2013 as it has the intent and ability to hold this investment until its final maturity.

At September 30, 2013, the range of effective yields on the PHC Certificates was 4.2% to 5.4% per annum.  At December 31, 2012, the range of effective yields on the PHC Certificates was 4.6% to 5.9% per annum. Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these PHC Certificates.  Assuming a 10% adverse change in the key assumption, the effective yields on the PHC Certificates would increase to a range of 5.9% to 7.2% per annum and would result in additional unrealized losses on the PHC Certificates of approximately $2.9 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider other information from external sources, such as pricing services.  Pricing services and management’s analysis provide indicative pricing only.

The following table sets forth certain information relating to the PHC Certificates held in the PHC TOB Trusts on September 30, 2013 and December 31, 2012:

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

6. Mortgage-Backed Securities ("MBS")

In April 2013, the Company executed a sixth securitization of mortgage-backed securities ("MBS TOB Trusts"). This securitization was of three additional state-issued MBS with a par value of approximately $10.0 million. The Company purchased the LIFERS issued by the MBS TOB Trust for approximately $2.2 million and pledged the LIFERS to the trustee to secure certain reimbursement obligations of the Company as the holder of LIFERS.

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

The carrying value of the Company's MBS as of September 30, 2013 is as follows:

Agency Rating of MBS (1)	Cost adjusted for amortization of premium	Unrealized Gain	Unrealized Loss	Estimated Fair Value
"AAA"	$23,182,932	$—	$(2,596,666)	$20,586,266
"AA"	21,109,784	—	(2,815,054)	18,294,730
	$44,292,716	$—	$(5,411,720)	$38,880,996
(1) MBS are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

The carrying value of the Company's MBS as of December 31, 2012 is as follows:

Agency Rating of MBS (1)	Cost adjusted for amortization of premium	Unrealized Gain	Unrealized Loss	Estimated Fair Value
"AAA"	$13,127,402	$—	$(129,613)	$12,997,789
"AA"	19,407,675	—	(284,052)	19,123,623
	$32,535,077	$—	$(413,665)	$32,121,412
(1) MBS are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

Valuation - The Company values each MBS based upon prices obtained from a third party pricing service, which are indicative of market activity. The valuation methodology of the Company's third party pricing service incorporates commonly used market pricing methods, incorporates trading activity observed in the market place, and other data inputs. The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; geography; and prepayment speeds. Management analyzes pricing data received from the third party pricing service by comparing it to valuation information obtained from at least one other third party pricing service and ensuring they are within a tolerable range of difference which the Company estimates as 7.5%. Management also looks at observations of trading activity observed in the market place when available. At September 30, 2013 and December 31, 2012, the range of effective yields on the individual MBS was 3.6% to 5.4% per annum.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of the MBS which is the effective yield on new issuances of similarly rated MBS.  Assuming a 10% adverse change in that key assumption, the effective yields on the MBS would increase to a range of 4.4% to 5.6% per annum and would result in additional unrealized losses on the bond portfolio of approximately $2.0 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  Pricing services and management’s analysis provide indicative pricing only. The MBS have been in an unrealized loss position for less than twelve months and the Company does not believe the investment is other than temporarily impaired as of September 30, 2013.

The MBS are backed by residential mortgage loans and interest payable from the MBS is exempt from federal income taxation. Description of certain terms of the Company's MBS is as follows:

Agency Rating of MBS	Principal Outstanding September 30, 2013	Weighted Average Maturity Date	Weighted Average Coupon Interest Rate

"AAA"	22,710,000	January 14, 2036	4.22%
"AA"	20,600,000	January 18, 2036	4.00%
	43,310,000

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

Recent Transactions

The Partnership, as sole bondholder, previously directed the bond trustee to file a foreclosure action on the Woodland Park tax-exempt mortgage revenue bond. On February 28, 2013, the court granted Summary Judgment in the bond trustee's favor confirming that the tax-exempt mortgage revenue bond is senior to mechanic's liens filed on the property. Subsequently, the court ordered a sale of the Woodland Park property and on April 23, 2013, the Partnership made a bid to purchase the property for the amount of the outstanding principal and interest it is owed. The Partnership's Motion of Confirmation was approved by the court on May 2, 2013. The bond trustee assigned its right to the property to the Partnership on May 8, 2013 and the Partnership received the Sheriff's deed conveying title to a wholly-owned subsidiary of the Partnership on May 29, 2013. Woodland Park became an MF Property at a net asset value of approximately $15.7 million upon conveyance of title. The Partnership now has the option of (i) requesting the tax-exempt mortgage revenue bond issuer to remove the LURA on the property and thereby be free to convert it to 100% market-rate rents or (ii) allow the LURA to remaining in place, maintaining the property as a rent restricted property, and seek to place new tax-exempt financing on the property and acquire the tax-exempt mortgage revenue bonds. The Partnership is still assessing its long-term strategy for this property.
In March 2013, a wholly-owned subsidiary of the Company executed a 35-year ground lease with the University of Nebraska - Lincoln (“Lessor”) with an annual lease payment of $100. The leased property will have a mixed-use development consisting of a 1,605 stall parking garage and 475 bed student housing complex constructed on it. The Lessor will own the parking garage for which it will contribute approximately $16.7 million to its construction. The Company will own the student housing complex (named "The 50/50") and currently estimates that construction will cost approximately $34.0 million. The Company executed a guaranteed maximum price contract with the general contractor for the construction on the mixed-use development. The Company expects to restructure its ownership of The 50/50 into a tax-exempt mortgage revenue bond holding after the construction is completed (which is estimated as August 1, 2014) and when the development has a sufficient history of operating results. The Company has secured approximately $29.8 million in financing facilities to cover the majority of the construction costs. The Company has borrowed approximately $1.8 million on this facility as of September 30, 2013 (Notes 11 and 16).
In August 2012, the Company closed on the purchase of the Maples on 97th property, a 258 unit facility located in Omaha, Nebraska, for a purchase price of approximately $5.5 million through the execution of a Qualified Exchange Accommodation Agreement that assigned the right to acquire and own the Maples on 97th property to a wholly-owned subsidiary of a Title Company, ("EAT (Maples on 97th)"), for a period not to exceed six months. The Company lent the EAT (Maples on 97th) the necessary funds to purchase the replacement property; there was no other capital within that entity. The EAT (Maples on 97th) then executed a Master Lease Agreement and Construction Management Agreement with the Company. These two agreements gave the Company the rights and obligations to manage the replacement property as well as the rehabilitation during the six month hold period. During this six month holding period, the Partnership completed the majority of the rehabilitation of the property. At December 31, 2012 the EAT (Maples on 97th) was reported as a VIE. In February 2013, title to the Maples on 97th property transferred to the Partnership from the EAT (Maples on 97th) and the property is reported as an MF Property as of September 30, 2013.

The Company had the following investments in MF Properties as of September 30, 2013 and December 31, 2012:

MF Properties
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at September 30, 2013
Arboretum	Omaha, NE	145	$1,720,740	$19,095,681	$20,816,421
Eagle Village	Evansville, IN	511	564,726	12,332,870	12,897,596
Glynn Place	Brunswick, GA	128	743,996	4,868,865	5,612,861
Maples on 97th	Omaha, NE	258	905,000	7,580,483	8,485,483
Meadowview	Highland Heights, KY	118	688,539	5,251,794	5,940,333
Residences of DeCordova	Granbury, TX	110	680,852	8,408,997	9,089,849
Residences of Weatherford	Weatherford, TX	76	533,000	7,087,500	7,620,500
Woodland Park	Topeka, KS	236	946,205	14,335,421	15,281,626
Construction work in process	Lincoln, NE	N/A	—	7,153,454	7,153,454
					92,898,123
Less accumulated depreciation (depreciation expense of approximately $2.8 million in 2013)					(8,382,864)
Balance at September 30, 2013					$84,515,259

MF Properties
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2012
Arboretum	Omaha, NE	145	$1,720,740	$18,997,550	$20,718,290
Eagle Village	Evansville, IN	511	564,726	12,277,210	12,841,936
Glynn Place	Brunswick, GA	128	743,996	4,750,267	5,494,263
Meadowview	Highland Heights, KY	118	688,539	5,214,306	5,902,845
Residences of DeCordova	Granbury, TX	110	680,852	8,389,721	9,070,573
Residences of Weatherford	Weatherford, TX	76	533,000	7,077,420	7,610,420
Construction work in process	Lincoln, NE	N/A	—	936,833	936,833
					62,575,160
Less accumulated depreciation (depreciation expense of approximately $2.5 million in 2012)					(5,458,961)
Balance at December 31, 2012					$57,116,199

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

The table below shows the pro forma condensed consolidated results of operations of the Company as if Woodland Park and Maples on 97th had been acquired at the beginning of the periods presented:

	For Three Months Ended September 30, 2013	For Three Months Ended September 30, 2012	For Nine Months Ended September 30, 2013	For Nine Months Ended September 30, 2012

Revenues	$9,764,177	$6,776,511	$38,129,451	$19,220,502
Net income	3,411,259	2,240,852	15,688,415	3,228,006
Net income allocated to unitholders	3,356,268	2,419,772	15,156,732	3,730,656
Unitholders' interest in net income per unit (basic and diluted)	$0.08	$0.06	$0.35	$0.10

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

The Company consolidated the following properties owned by Consolidated VIEs in continuing operations as of September 30, 2013 and December 31, 2012:

Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at September 30, 2013
Bent Tree Apartments	Columbia, SC	232	$986,000	$12,059,918	$13,045,918
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,806,104	9,656,504
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	11,475,569	12,872,369
					35,574,791
Less accumulated depreciation (depreciation expense of approximately $1.0 million in 2013)					(14,755,919)
Balance at September 30, 2013					$20,818,872
Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2012
Bent Tree Apartments	Columbia, SC	232	$986,000	$11,877,333	$12,863,333
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,713,038	9,563,438
Lake Forest Apartments	Daytona Beach, FL	240	1,396,800	11,352,854	12,749,654
Maples on 97th	Omaha, NE	258	905,000	6,161,770	7,066,770
					42,243,195
Less accumulated depreciation (depreciation expense of approximately $1.5 million in 2012)					(13,871,102)
Balance at December 31, 2012					$28,372,093

8. Other Assets

The Company had the following Other assets as of dates shown:

	September 30, 2013	December 31, 2012
Taxable property loans receivable	$15,245,140	$20,328,927
Less: Loan loss reserves	(10,864,148)	(18,134,902)
Deferred financing costs - net	2,735,065	2,764,734
Fair value of derivative contracts	867,643	378,729
Taxable bonds at fair market value	4,139,878	1,524,873
Other assets	1,229,857	1,353,934
Total Other assets	$13,353,435	$8,216,295

In addition to the tax-exempt mortgage revenue bonds held by the Company, taxable property loans have been made to the owners of the properties which secure the tax-exempt mortgage revenue bonds and are reported as taxable property loans receivable in Other assets, net of loan loss reserves.  The Company periodically, or as changes in circumstances or operations dictate, evaluates such taxable property loans receivable for impairment.  The value of the underlying property assets is ultimately the most relevant measure of value to support the taxable property loan values.  The Company utilizes a discounted cash flow model in estimating a property fair value.  Discounted cash flow models containing varying assumptions are considered.   The various models may assume multiple revenue and expense scenarios, various capitalization rates and multiple discount rates.  Other information, such as independent appraisals, may be considered in estimating a property fair value.  If the estimated fair value of the property after deducting the amortized cost basis of any senior tax-exempt mortgage revenue bond exceeds the principal balance of the taxable property loan then no potential loss is indicated and no loan loss reserve for taxable property loans is needed. In estimating the property valuation, the most significant assumptions utilized in the discounted cash flow model remained the same as discussed in the Form 10-K and include revenue and expense projections and capitalization rates.

In August 2013, the Partnership acquired a Series C tax-exempt mortgage revenue bond and a forward contract to support the construction of Vantage at Harlingen Apartments in Harlingen, Texas. In conjunction with this contract, the Partnership acquired an approximate $1.3 million taxable mortgage revenue bond which carries a base interest rate of 9.0% per annum and matures on August 1, 2053. This taxable mortgage revenue bond is reported as part of the Taxable bonds at fair value in Other assets. Please see the Fair Value Measurements footnote (footnote 15) for the detailed description of the fair value estimation process for the taxable mortgage bonds.

The Partnership received the Sheriff's deed conveying title of Woodland Park to a wholly-owned subsidiary of the Partnership on May 29, 2013. Woodland Park is now reported as an MF Property and the fully allowed taxable property loan was written off (Note 7).

In June 2013, the Partnership acquired six tax-exempt mortgage revenue bonds secured by three properties located in San Antonio, Texas, Avistar at the Oaks Apartments (f/k/a Dublin Apartments), Avistar on the Hills Apartments (f/k/a Kingswood Apartments), and Avistar in 09 Apartments (f/k/a Waterford Apartments). The Partnership also acquired approximately $831,000 of taxable mortgage revenue bonds which carry a base interest rate of 9.0% per annum and mature on September 1, 2050. These are reported as part of the Taxable bonds at fair value in Other assets.

In February 2013, the Partnership acquired six tax-exempt mortgage revenue bonds secured by three properties located in San Antonio, Texas, Avistar on the Boulevard, Avistar at Chase Hill, and Avistar at the Crest. The Partnership also acquired approximately $804,000 of taxable mortgage revenue bonds which carry a base interest rate of 9.0% per annum and mature on April 1, 2050. These are reported as part of the Taxable bonds at fair value in Other assets.

During the first nine months of 2013, the Partnership advanced additional funds to Ashley Square, Cross Creek, the Greens Property and the Ohio Properties of approximately $164,000, $168,000, $26,000 and $44,000, respectively. Due to the recognized sale of the Ohio and Greens Properties, the taxable property loans receivable with the Ohio and Greens Properties are no longer eliminated upon consolidation (Note 9). During the first nine months of 2013, the Partnership recorded loan loss reserves equal to the accrued interest on the Ashley Square, Cross Creek, Greens and the Ohio Properties taxable property loans receivable because the Partnership has determined they are not reasonably assured. The Partnership also reserved against the $168,000 advanced to the Cross Creek property in 2013 based on the quarterly impairment analysis.

In June 2013, the Partnership redeemed its interest in the Iona Lakes tax-exempt mortgage revenue bond for approximately $21.9 million. This redemption resulted in the realization of approximately $6.5 million in tax-exempt contingent interest income and approximately $4.6 million realized loss on taxable property loans.

The following is a summary of the taxable property loans receivable, accrued interest and loan loss reserves on the amounts due at September 30, 2013 and December 31, 2012, respectively:

	September 30, 2013
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Net Taxable Property Loans
Arbors at Hickory Ridge	$191,264	$9,837	$—	$201,101
Ashley Square	5,058,342	1,973,781	(5,570,123)	1,462,000
Cross Creek	6,756,087	1,762,395	(5,134,867)	3,383,615
Greens Property	876,000	101,373	(264)	977,109
Ohio Properties	2,363,447	513,503	(158,894)	2,718,056
	$15,245,140	$4,360,889	$(10,864,148)	$8,741,881

	December 31, 2012
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Net Taxable Property Loans
Arbors at Hickory Ridge	$191,264	$697	$—	$191,961
Ashley Square	4,894,342	1,681,322	(5,277,664)	1,298,000
Cross Creek	6,588,087	1,578,288	(4,782,760)	3,383,615
Iona Lakes	7,741,118	2,856,290	(6,857,912)	3,739,496
Woodland Park	914,116	302,450	(1,216,566)	—
	$20,328,927	$6,419,047	$(18,134,902)	$8,613,072

The following is a detail of loan loss reserves for the nine months and year ended September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Balance, beginning of year	$18,134,902	$16,782,918
Write-off of loan loss reserve related to Iona Lakes taxable property loan receivable	(7,216,484)	—
Provision for loan loss	168,000	—
Foreclosure of Woodland Park bond	(1,278,124)	—
Accrued interest not recognized	1,055,854	1,351,984
Balance, end of period	$10,864,148	$18,134,902

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

The deposit method of accounting for real estate sales required both the deferral of the gain from the real estate sale and also did not allow recognition of the tax-exempt interest payments by the Ohio Properties to the Company between June 2010 and the date of the equity contribution by BC Partners. In conjunction with the recognition of the real estate sale, approximately $3.5 million of tax-exempt interest has been recognized within investment income in the first nine months of 2013 which represents the tax-exempt interest payments received from the Ohio Properties between June 2010 and December 2012. In addition, the Partnership reported approximately $1.1 million in taxable note interest income received from the Ohio Properties and $250,000 guarantee fee from the general partner of the Ohio Properties during the first quarter of 2013 (Note 2). The Ohio Properties contributed approximately $142,000 and $400,000 to income from discontinued operations for the three and nine months ended September 30, 2012, respectively.

In October 2012, the limited partnership that owns the Greens Property admitted two entities that are affiliates of BC Partners as new limited partners as part of a syndication of LIHTCs on the Greens Property. Prior to the execution of the admittance of the new limited partners, the Company had entered into an agreement to sell the Greens Property for approximately $7.3 million to an unaffiliated not-for-profit which is the general partner of the limited partnership that now owns the Greens Property.  That sale was conditional on securing the tax-exempt bond and low-income housing tax credits from the North Carolina Housing Finance Agency.  The $961,000 BC Partners equity contribution made into this limited partnership in October 2012 was not sufficient to allow the Company to recognize a real estate sale for accounting purposes. In July 2013, BC Partners made their required $800,000 capital contribution into the Greens Property as construction was 75% complete.

The Company purchased 100% of the tax-exempt mortgage revenue bonds issued as part of the agreement to finance the acquisition and rehabilitation of the Greens Property. The Series A tax-exempt mortgage revenue bond has approximately $8.5 million par value and bear interest at 6.5% per annum. The Series B tax-exempt mortgage revenue bond has a $950,000 par value and bears interest at 12.0% per annum. Both series of tax-exempt mortgage revenue bonds mature in October 1, 2047. The Company also obtained an $850,000 taxable property loan secured by the Greens Property at closing.

The July 2013 equity payment provided sufficient invested equity to recognize a real estate sale for accounting purposes and the Company recorded the sale of this discontinued operation. This gain on sale of discontinued operations was approximately $1.4 million. The deposit method of accounting for real estate sales required both the deferral of the gain from the real estate sale and also did not allow recognition of the tax-exempt interest payments by the Greens Property to the Company between October 2012 and the July 2013, the date of the second equity contribution by BC Partners. In conjunction with the recognition of the real estate sale, approximately $523,000 of tax-exempt interest has been recognized within investment income in the third quarter of 2013 which represents the tax-exempt interest payments received from the Greens Property between October 2012 and July 31, 2013. The net fixed assets and total assets of the Greens Property were approximately $12.2 million at December 31, 2012. The Greens Property contributed a loss from discontinued operations of approximately $59,000 for the three months ended September 30, 2013 and an approximately $6,000 in income for three months ended September 30, 2012, and approximately $265,000 and $32,000 for the nine months ended September 30, 2013 and 2012, respectively.

The Eagle Ridge property was sold in November 2012 and resulted in the property being reported as a discontinued operation for the three and nine months ended September 30, 2012. As such, there were no assets of the Eagle Ridge property reported as discontinued operations at September 30, 2013 or December 31, 2012. Eagle Ridge contributed approximately $40,000 and $106,000 to income from discontinued operations for the three and nine months ended September 30, 2012, respectively.
The Commons at Churchland property was sold in August 2012 which resulted in the property being reported as a discontinued operation for the three and nine months ended September 30, 2012. As such, there were no assets of the Churchland property reported as discontinued operations at September 30, 2013 or December 31, 2012. Churchland contributed approximately $62,000 and $198,000 to income from discontinued operations for the three and nine months ended September 30, 2012, respectively.

There were no assets and liabilities of discontinued operations to report at September 30, 2013. The following represents the components of the assets and liabilities of the discontinued operations at December 31, 2012.

December 31, 2012
Cash and cash equivalents	$158,727
Restricted cash	4,035,360
Land	3,828,345
Buildings and improvements	28,316,081
Real estate assets before accumulated depreciation	32,144,426
Accumulated depreciation	(5,208,176)
Net real estate assets	26,936,250
Other assets	1,450,090
Total assets from discontinued operations	32,580,427
Accounts payable and accrued expenses	1,531,462
Total liabilities from discontinued operations	1,531,462
Net assets of discontinued operations	$31,048,965

The following presents the revenues, expenses and income from discontinued operations:

	For three months ended September 30,		For nine months ended September 30,
	2013	2012	2013	2012
Rental revenues	$109,868	$1,484,852	$807,924	$4,611,512
Expenses	169,026	1,235,864	542,703	3,875,775
(Loss) income from continuing operations of the discontinued operations	(59,158)	248,988	265,221	735,737
Gain on sale of discontinued operations	1,401,656	—	3,177,183	1,277,976
Net income from discontinued operations	$1,342,498	$248,988	$3,442,404	$2,013,713

10.  Debt Financing

At September 30, 2013 and December 31, 2012, the Company reported outstanding debt financing of approximately $226.6 million and approximately $177.9 million, respectively, under separate credit facilities.

Other Financings

In March 2013, the Partnership obtained a $10.0 million unsecured revolving line of credit. This revolving line of credit carries a variable interest rate which was approximately 3.5% at date of closing and matures in March 2014. On September 30, 2013, the Partnership reported an approximate $7.5 million balance at an approximate 3.5% interest rate. This line of credit is utilized to help with short-term working capital needs and to fund new investments during the periods of time that Company is working with its lender to finalize new TOB financings of assets.

In February 2013, the Partnership obtained a debt facility secured by the Iona Lakes tax-exempt mortgage revenue bond with total available borrowings of up to $6.0 million. Any borrowed amount carried a fixed interest rate of 5.0% per annum and matured on February 25, 2014. On June 29, 2013 the Partnership retired this debt facility.

Tender Option Bond Financings

Description of the Tender Option Bond Financings	Outstanding Debt Financing at September 30, 2013	Stated Maturity

PHC Trust Certificates	$48,995,000	June 2014
Autumn Pines	9,850,000	July 2014
MBS - Trust 1	2,585,000	April 2014
MBS - Trust 2	4,090,000	April 2014
MBS - Trust 3	3,240,000	April 2014
MBS - Trust 4	5,960,000	April 2014
MBS - Trust 5	10,545,000	April 2014
Greens of Pine Glen	5,715,000	December 2013
Arbors of Hickory Ridge	7,000,000	February 2014
MBS - Trust 6	7,825,000	February 2014
Avistar Properties	20,000,000	June 2014
Total TOB Debt Financing	$125,805,000

Description of the Tender Option Bond Financings	Outstanding Debt Financing at December 31, 2012	Stated Maturity

PHC Trust Certificates	$48,995,000	July 2013
Autumn Pines	9,850,000	July 2013
MBS - Trust 1	2,585,000	October 2013
MBS - Trust 2	4,090,000	October 2013
MBS - Trust 3	3,890,000	October 2013
MBS - Trust 4	5,960,000	October 2013
MBS - Trust 5	8,590,000	October 2013
Total TOB Debt Financing	$83,960,000

In July 2011, the Company executed a Master Trust Agreement with DB which allows the Company to execute multiple Tender Option Bond ("TOB Trust") structures upon the approval and agreement of terms by DB. Under each TOB Trust structure issued through the Master Trust Agreement, the TOB trustee issues SPEARS and LIFERS. Theses SPEARS and LIFERS represent beneficial interests in the securitized asset held by the TOB trustee. The Company will purchase the LIFERS from each of these TOB Trusts which will grant them certain rights to the securitized assets. The Master Trust Agreement with DB has covenants with which the Company is required to maintain compliance. At September 30, 2013, the most restrictive covenant was that cash available to distribute for the trailing twelve months must be at least two times trailing twelve month interest expense. The Company was in compliance with all of these covenants as of September 30, 2013. If the Company were to be out of compliance with any of these covenants, it would trigger a termination event of the financing facilities. The Company expects to renew each of the TOB financing facilities for another one year term at its discretion per the terms of the agreements. DB can require the posting of cash collateral under the terms of the Master Trust Agreement.

In June 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Avistar on the Boulevard, Avistar at Chase Hill, and Avistar at the Crest Series A tax-exempt mortgage revenue bonds. The amount borrowed was $20.0 million with a variable interest rate tied to SIFMA. The facility matures in June 2014. On the date of closing the total fixed TOB Trust fee was approximately 2.1% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.4% resulting in a total cost of borrowing of approximately 2.5%. The outstanding balance remains at $20.0 million on September 30, 2013.

In March 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Arbors at Hickory Ridge tax-exempt mortgage revenue bond. The amount borrowed was $7.0 million with a variable interest rate tied to SIFMA maturing in February 2014. On the date of closing the total fixed TOB Trust fee was approximately 2.1% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately .5% resulting in a total cost of borrowing of approximately 2.6%. The outstanding balance remains at $7.0 million on September 30, 2013.

In February 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Greens Property tax-exempt mortgage revenue bond. The amount borrowed was approximately $5.8 million with a variable interest rate tied to SIFMA maturing in December 2013. On the date of closing the total fixed TOB trust fee was approximately 2.1% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately .5% resulting in a total cost of borrowing of approximately 2.6%. The outstanding balance was $5.7 million on September 30, 2013.

In the fourth quarter of 2012 through the second quarter of 2013, the Company purchased the LIFERS issued by the trustee over six additional TOB Trusts. The LIFERS entitle the Company to all principal and interest payments received by these TOB Trusts on the mortgage-backed securities after payments due to the holders of the SPEARS and trust costs ("MBS TOB Trusts"). The SPEARS represent senior interests in the MBS TOB Trusts and some have been credit enhanced by DB. The Company reports the MBS TOB Trusts on a consolidated basis as it has determined it is the primary beneficiary of these variable interest entities (Note 6). A summary of the six MBS TOB Trusts are as follows:

•
During fourth quarter of 2012, the Company purchased approximately $6.5 million of LIFERS from securitized MBS TOB Trusts with a par value of approximately $31.6 million of MBS. The MBS TOB Trusts also issued SPEARS of approximately $25.1 million to unaffiliated investors. The approximate outstanding amount at September 30, 2013 is $24.5 million which mature in April 2014. On the date of closing the total fixed TOB Trust fee was approximately .9% per annum and the variable rate paid on the SPEARS of approximately .4% is tied to SIFMA which results in the total cost of borrowing of approximately 1.3%.

•
In January 2013, the Company purchased an additional $540,000 of LIFERS from one of the five MBS TOB Trusts which is a securitization of MBS with a par value of $2.5 million. SPEARS of approximately $2.0 million were issued by the MBS TOB Trust which is currently outstanding at September 30, 2013. This MBS TOB Trust matures in April 2014. On the date of closing the total fixed TOB Trust fee was approximately .9% per annum and the variable rate paid on the SPEARS of approximately .3% is tied to SIFMA which results in the total cost of borrowing of approximately 1.2%.

•
In April 2013, the Company purchased approximately $2.2 million of LIFERS issued by a new MBS TOB Trust which is the securitization of MBS with a par value of approximately $10.0 million. The MBS TOB Trusts issued SPEARS of approximately $7.8 million to unaffiliated investors which is the outstanding amount at September 30, 2013. This facility matures in February 2014. On the date of closing the total fixed TOB Trust fee was approximately .9% per annum and the variable rate paid on the SPEARS of approximately .3% is tied to SIFMA which results in the total cost of borrowing of approximately 1.2%.

As of September 30, 2013, the Company has posted approximately $4.2 million of cash collateral in connection with the six MBS TOB Trusts. This collateral is recorded as restricted cash in the consolidated financial statements.

In July 2012, the Company purchased the PHC Certificate LIFERS issued by the PHC TOB Trusts for approximately $16.0 million and pledged the LIFERS to the trustee to secure certain reimbursement obligations of the Company as the holder of LIFERS. The Company is consolidating the PHC TOB Trust as it has determined it is the primary beneficiary of these variable interest entities. The PHC TOB Trusts issued SPEARS of approximately $49.0 million to unaffiliated investors. The SPEARS represent senior interests in the PHC TOB Trusts and have been credit enhanced by DB. The LIFERS entitle the Company to all principal and interest payments received by the PHC TOB Trusts on the $65.3 million of PHC Certificates held by it after payments due to the holders of the SPEARS and trust costs. The amount owed to the SPEARS owners is approximately $49.0 million at September 30, 2013. As of September 30, 2013, the Company hast posted approximately $349,000 of cash collateral in connection with one of the PHC TOB Trusts which is recorded as restricted cash.

The Company is accounting for these TOB Trust financing transactions as secured financing arrangements. As of September 30, 2013, the total cost of borrowing averaged approximately 2.3% and 1.0%, on the PHC TOB Trusts and MBS TOB Trusts, respectively.

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
Effective September 1, 2010, the Partnership transferred the following tax-exempt mortgage revenue bonds to ATAX TEBS I, LLC, a special purpose entity controlled by the Partnership pursuant to the TEBS Financing. The par value of the tax-exempt mortgage revenue bonds included in this financing facility as of September 30, 2013 and December 31, 2012 are as follows:

Description of Tax-Exempt	Outstanding Bond Par Amounts
Mortgage Revenue Bonds	September 2013	December 31, 2012	Financial Statement Presentation
Ashley Square	$5,224,000	$5,260,000	Tax-exempt mortgage revenue bond
Bella Vista	6,545,000	6,600,000	Tax-exempt mortgage revenue bond
Bent Tree	7,560,000	7,614,000	Consolidated VIE
Bridle Ridge	7,715,000	7,765,000	Tax-exempt mortgage revenue bond
Brookstone	9,358,555	9,416,794	Tax-exempt mortgage revenue bond
Cross Creek	8,515,959	8,568,409	Tax-exempt mortgage revenue bond
Fairmont Oaks	7,376,000	7,439,000	Consolidated VIE
Lake Forest	9,024,000	9,105,000	Consolidated VIE
Runnymede	10,565,000	10,605,000	Tax-exempt mortgage revenue bond
Southpark	13,900,000	13,900,000	Tax-exempt mortgage revenue bond
Woodlynn Village	4,443,000	4,460,000	Tax-exempt mortgage revenue bond
Ohio Series A Bond (1)	14,519,000	14,582,000	Consolidated MF Property
Villages at Lost Creek	18,090,000	18,315,000	Tax-exempt mortgage revenue bond
Total	$122,835,514	$124,648,502
(1) Collateralized by Crescent Village, Postwoods, and Willow Bend (Note 2 and Note 9)
The securitization of these assets occurred through two classes of certificates. The Class A TEBS Certificates were issued in an initial principal amount of $95.8 million and were sold through a placement agent to unaffiliated investors. The Class B TEBS Certificates were issued in an initial principal amount of $20.3 million and were retained by the Sponsor. The holders of the Class A TEBS Certificates are entitled to receive regular payments of interest from Freddie Mac at a variable rate which resets periodically based on the weekly SIFMA floating index rate plus certain credit, facility, remarketing and servicing fees (the “Facility Fees”). The total Facility Fees are 1.9% per annum, and as of September 30, 2013, the SIFMA rate was equal to approximately 0.1% resulting in a total cost of borrowing of approximately 2.0% on the outstanding balance on the TEBS Financing facility of $93.3 million. The TEBS Financing and the associated TEBS Trust are presented as secured financings within the consolidated financial statements.

The term of the TEBS Financing coincides with the terms of the assets securing the TEBS Certificates, except that the Partnership may terminate the TEBS Financing at its option on either September 15, 2017 or September 15, 2020. Should the Partnership not elect to terminate the TEBS Financing on these dates, the full term of the TEBS Financing runs through the final principal payment date associated with the securitized tax-exempt mortgage revenue bonds, or July 15, 2050.

The Company’s debt financing as of September 30, 2013 contractually matures over the next five years and thereafter as follows:

2013	$6,000,000
2014	128,673,000
2015	1,139,000
2016	1,192,000
2017	89,565,000
Thereafter	—
Total	$226,569,000

The Company expects to renew each TOB financing facility for another one year term when it matures in 2013 as it has the discretion to renew for another one year period per the terms of the agreement with DB.

11.  Mortgages Payable

The Company reports the mortgage loans secured by certain MF Properties on its consolidated financial statements as Mortgages payable.  As of September 30, 2013, outstanding mortgage loans totaled approximately $51.8 million.  As of December 31, 2012, outstanding mortgage loans totaled approximately $39.1 million.

In September 2013, the Partnership executed a $7.0 million promissory note related to the Woodland Park property. This promissory note carries a fixed interest rate of approximately 2.8% per annum plus 30-day London Interbank Offered Rate ("LIBOR") which was approximately .2%, resulting in approximately 3.0% at the date of closing and September 30, 2013. The Partnership has borrowed approximately $6.0 million as of September 30, 2013.
In April 2013, the Company executed an interest-only loan to borrow up to $25.5 million for a three year term at a variable interest rate secured by the student housing complex in Lincoln, Nebraska. The Company also secured a $4.3 million tax-incremental financing loan which is for a term of five years, carries a fixed interest rate of approximately 4.7% per annum, requires principal payments commencing after 24 months and has a balloon payment due at maturity. The Company has borrowed approximately $1.8 million on the three year term facility as of September 30, 2013 (Notes 7 and 16).

In February 2013, the Partnership obtained a $7.5 million loan secured by the Maples on 97th property. This loan is with an unrelated third party and carries a fixed annual interest rate of approximately 3.6% per annum through June 30, 2013 switching to approximately 4.4% per annum beginning on July 1, 2013, maturing on February 10, 2016.

The Company’s mortgages payable as of September 30, 2013 contractually mature over the next five years and thereafter as follows:

2013	$43,790
2014	36,207,342
2015	6,318,264
2016	7,269,386
2017	1,963,249
Thereafter	—
Total	$51,802,031

The Company plans to either extend or refinance the mortgages on Arboretum, Eagle Village, Glynn Place, and the financing facility tied to Woodland Park as they mature in 2014. The Company was able to extend the Eagle Village and Glynn Place mortgages for a one year term as both came due in the second quarter of 2013.

12.  Transactions with Related Parties

The general partner of the Partnership, AFCA 2, is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its tax-exempt mortgage revenue bonds, taxable property loans collateralized by real property, and other tax-exempt investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. For the three and nine months ended September 30, 2013, the Partnership paid or accrued administrative fees to AFCA 2 of approximately $388,000 and $1.1 million, respectively.  For the three and nine months ended September 30, 2012, the Partnership paid or accrued administrative fees to AFCA 2 of approximately $265,000 and $643,000, respectively. In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the tax-exempt mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these tax-exempt mortgage revenue bonds and totaled approximately $33,000 and $99,000 for the three and nine months ended September 30, 2013. For the three and nine months ended September 30, 2012, these fees totaled approximately $33,000 and $100,000, respectively.

AFCA 2 earns mortgage placement fees in connection with the acquisition of certain tax-exempt mortgage revenue bonds.  These mortgage placement fees were paid by the owners of the respective properties and, accordingly, have not been reflected in the accompanying condensed consolidated financial statements because these properties are not considered VIEs.  During the three and nine months ended September 30, 2013, AFCA 2 earned mortgage placement fees of approximately $338,000 and $1.2 million, respectively. In June 2012 the Company executed an investment placement agreement with AFCA 2 in connection with the Company's acquisition of the PHC Certificates investment (Note 5). AFCA 2 received a fee of approximately $653,000 from the Company in connection with this agreement which was paid in July 2012. The Company executed a separate investment placement agreement with AFCA 2 in connection with the Company's acquisition of the Arbors at Hickory Ridge tax-exempt mortgage revenue bond during the second quarter of 2012. In connection with that agreement, AFCA 2 received an origination fee of $100,000. These fees have been recorded into the cost basis of the PHC Certificates and tax-exempt mortgage revenue bond and are being amortized against interest income on an effective yield basis. Both of these fees are consistent with the mortgage placement fees that AFCA 2 has earned previously in connection with the acquisition of tax-exempt mortgage revenue bonds by the Company.

An affiliate of AFCA 2, America First Properties Management Company, LLC (“Properties Management”) provided property management services for the eight MF Properties, the three Consolidated VIEs and six of the properties collateralized by the tax-exempt revenue bonds, earning management fees of approximately $300,000 and $907,000 for the three and nine months ended September 30, 2013. Properties Management provided property management services for seven MF Properties, the three VIEs, the six properties classified as discontinued operations and four of the properties collateralized by the tax-exempt mortgage revenue bonds, earning management fees of approximately $288,000 and $879,000 for the three and nine months ended September 30, 2012.  These property management fees are not Partnership expenses, but are paid in each case by the owner of the multifamily apartment property.  For properties owned by entities treated as Consolidated VIEs and for MF Properties, the property management fees are reflected as real estate operating expenses on the Company’s consolidated financial statements.  The property management fees are paid out of the revenues generated by all properties financed by tax-exempt mortgage revenue bonds and taxable mortgages prior to the payment of debt service on the Partnership’s tax-exempt mortgage revenue bonds and taxable property loans.

The Partnership executed a Developer and Construction Management Agreement with two affiliates of AFCA 2 during the second quarter of 2013 in connection with the mixed-use development at the University of Nebraska - Lincoln (Note 7). These affiliates received approximately $588,000 in the first nine months of 2013 under the terms of this Agreement.

Two of the owners of the limited-purpose corporations which own three of the Consolidated VIEs held by the Company are employees of Burlington who are not involved in the operation or management of the Company and who are not executive officers or managers of Burlington.

13. Issuances of Additional Beneficial Unit Certificates

In May 2012, the Partnership issued an additional 12,650,000 BUCs through an underwritten public offering at a public offering price of $5.06 per BUC pursuant to a then existing Registration Statement on Form S-3. Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $60 million after payment of an underwriter's discount and other offering costs of approximately $4.0 million.

14.  Interest Rate Derivative Agreements

As of September 30, 2013, the Company has four derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing. The terms of the derivative agreements are as follows:

Date Purchased	Notional Amount	Effective Capped Rate	Maturity Date	Purchase Price	Counterparty

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$921,000	Bank of New York Mellon

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$845,600	Barclays Bank PLC

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$928,000	Royal Bank of Canada

August 15, 2013	$93,305,000	1.50%	September 1, 2017	$793,000	Deutsche Bank

On July 30, 2013, the Company purchased a new interest rate derivative with a notional amount of $93.3 million which represents the amount outstanding on the TEBS financing facility at August 1, 2013.  The maturity date of this interest rate derivative is September 1, 2017 and the effective capped interest rate is 1.5%.  On July 30, 2013, the Company also sold a new interest rate derivative to the same counterparty which had the same notional amount of $93.3 million and an effective capped interest rate of 3.0%.  The total cost of these two interest rate derivatives was approximately $800,000 and the derivative contracts do not qualify for hedge accounting, therefore, changes in the estimated fair value of the interest rate derivatives are included in earnings.  This interest rate corridor transaction effectively reduced the capped interest rate from 3.0% to 1.5% on the TEBS financing facility through the maturity date of the interest rate derivative contracts.

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $440,000 and $304,000 for the three and nine months ended September 30, 2013, respectively. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $275,000 and $1.1 million for the three and nine months ended September 30, 2012, respectively.

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

Investments in Tax-exempt Mortgage Revenue Bonds.  The fair values of the Company’s investments in tax-exempt mortgage revenue bonds have each been based on a discounted cash flow or yield to maturity analysis. The Company uses this same valuation methodology to estimate the fair value market adjustment for its mortgage bond purchase commitments. There is no active trading market for the tax-exempt mortgage revenue bonds and price quotes for the tax-exempt mortgage revenue bonds are not available.  If available, the General Partner may also consider price quotes on similar tax-exempt mortgage revenue bonds or other information from external sources, such as pricing services.  The estimates of the fair values of these tax-exempt mortgage revenue bonds, whether estimated by the Company or based on external sources, are based largely on unobservable inputs the General Partner believes would be used by market participants.  Additionally, the calculation methodology used by the external sources and the Company encompasses the use of judgment in its application. To validate changes in the fair value of the Company's investments in tax-exempt mortgage revenue bonds between reporting periods, management looks at the key inputs such as changes in the current market yields on similar bonds as well as changes in the operating performance of the underlying property serving as collateral for each bond. We validate that the changes in the estimated fair value of the tax-exempt mortgage revenue bonds move with the changes in these monitored factors. Given these facts the fair value measurement of the Company’s investment in tax-exempt mortgage revenue bonds is categorized as a Level 3 input. The approximately $4.9 million estimated fair market value adjustment - mortgage bond purchase commitment liability is also categorized as a Level 3 input. This unrealized loss was recorded in other comprehensive income (loss) during the three months ended September 30, 2013.

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

Taxable bonds. The fair values of the Company’s investments in taxable bonds have each been based on a discounted cash flow or yield to maturity analysis. There is no active trading market for the taxable bonds and price quotes are not available. The estimates of the fair values of these taxable bonds, whether estimated by the Company or based on external sources, are based largely on unobservable inputs the General Partner believes would be used by market participants.  Additionally, the calculation methodology used by the external sources and the Company encompasses the use of judgment in its application. To validate changes in the fair value of the Company's investments in taxable bonds between reporting periods, management looks at the key inputs such as changes in the current market yields on similar bonds as well as changes in the operating performance of the underlying property serving as collateral for each bond. We validate that the changes in the estimated fair value of the taxable bonds move with the changes in these monitored factors. Given these facts the fair value measurement of the Company’s investment in taxable bonds is categorized as a Level 3 input.

Interest rate derivatives.  The effect of the Company’s interest rate caps is to set a cap, or upper limit, on the base rate of interest paid on the Company’s variable rate debt equal to the notional amount of the derivative agreement.  The effect of the Company’s interest rate swap is to change a variable rate debt obligation to a fixed rate for that portion of the debt equal to the notional amount of the derivative agreement.  The interest rate derivatives are recorded at fair value with changes in fair value included in current period earnings within interest expense.  The fair value of the interest rate derivatives is based on a model whose inputs are not observable and therefore are categorized as a Level 3 input. The inputs in the valuation model include three-

month LIBOR rates, unobservable adjustments to account for the SIFMA index, as well as any recent interest rate cap trades with similar terms.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2013
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$203,075,880	$—	$—	$203,075,880
Public Housing Capital Fund Trust Certificates	61,793,516	—	—	61,793,516
MBS Investments	38,880,996	—	38,880,996	—
Taxable Bonds	4,139,878	—	—	4,139,878
Interest Rate Derivatives	867,643	—	—	867,643
Total Assets at Fair Value	$308,757,913	$—	$38,880,996	$269,876,917

	For Three Months Ended September 30, 2013
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Tax-exempt Mortgage Revenue Bonds	Public Housing Capital Fund Trust Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance July 1, 2013	$199,115,593	$62,759,268	$3,083,579	$514,975	$265,473,415
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	—	(440,331)	(440,331)
Included in other comprehensive income	(15,995,937)	(951,622)	(226,701)	—	(17,174,260)
Greens Property's bonds after sale recognition	9,465,000	—	—	—	9,465,000
Purchases	10,542,000	—	1,283,000	—	11,825,000
Purchase interest rate derivative	—	—	—	792,999	792,999
Settlements	(50,776)	(14,130)	—	—	(64,906)
Ending Balance September 30, 2013	$203,075,880	$61,793,516	$4,139,878	$867,643	$269,876,917
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30, 2013	$—	$—	$—	$(440,331)	$(440,331)

	For Nine Months Ended September 30, 2013
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Tax-exempt Mortgage Revenue Bonds	Public Housing Capital Fund Trust Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2013	$145,237,376	$65,389,298	$1,524,873	$378,729	$212,530,276
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	—	(304,085)	(304,085)
Included in other comprehensive income	(15,851,561)	(3,553,392)	(232,995)	—	(19,637,948)
Ohio Properties' bonds after sale recognition	19,581,166	—	—	—	19,581,166
Greens Property's bonds after sale recognition	9,465,000	—	—	—	9,465,000
Purchases	72,752,000	—	2,918,000	—	75,670,000
Purchase interest rate derivative	—	—	—	792,999	792,999
Bond redemption	(16,052,849)	—	—	—	(16,052,849)
Bond foreclosure	(11,581,266)	—	—	—	(11,581,266)
Settlements	(473,986)	(42,390)	(70,000)	—	(586,376)
Ending Balance September 30, 2013	$203,075,880	$61,793,516	$4,139,878	$867,643	$269,876,917
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30, 2013	$—	—	$—	$(304,085)	$(304,085)

	Fair Value Measurements at December 31, 2012
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Tax-exempt Mortgage Revenue Bonds	$145,237,376	$—	$—	$145,237,376
Public Housing Capital Fund Trusts	65,389,298	—	—	65,389,298
MBS Investments	32,121,412	—	32,121,412	—
Taxable Bonds	724,145	—	—	724,145
Interest Rate Derivatives	378,729	—	—	378,729
Total Assets at Fair Value	$243,850,960	$—	$32,121,412	$211,729,548

	For Three Months Ended September 30, 2012
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Tax-exempt Mortgage Revenue Bonds	Public Housing Capital Fund Trust Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance July 1, 2012	$136,846,619	$—	$711,756	$542,773	$138,101,148
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	—	(274,814)	(274,814)
Included in other comprehensive income	1,917,241	192,206	12,389	—	2,121,836
Purchases	472	65,985,913	—	—	65,986,385
Settlements	37,732	(14,150)	—	—	23,582
Ending Balance September 30, 2012	$138,802,064	$66,163,969	$724,145	$267,959	$205,958,137
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30, 2012	$—	$—	$—	$(274,814)	$(274,814)

	For Nine Months Ended September 30, 2012
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Tax-exempt Mortgage Revenue Bonds	Public Housing Capital Fund Trust Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2012	$135,695,352	$—	$774,946	$1,323,270	$137,793,568
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	—	(1,055,311)	(1,055,311)
Included in other comprehensive income (loss)	8,806,812	192,206	44,870	—	9,043,888
Purchases	10,165,287	65,985,913	—	—	76,151,200
Sale of tax-exempt mortgage revenue bonds	(15,625,000)	—	—	—	(15,625,000)
Settlements	(240,387)	(14,150)	(95,671)	—	(350,208)
Ending Balance September 30, 2012	$138,802,064	$66,163,969	$724,145	$267,959	$205,958,137
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30, 2012	$—	—	—	$(1,055,311)	$(1,055,311)

Losses included in earnings for the period shown above are included in interest expense.

The Company calculates a fair market value of each financial instrument using a discounted cash flow model based on the debt amortization schedules at the effective rate of interest for each period represented. This estimate of fair value is based on Level 3 inputs. Below represents the fair market value of the debt held on the balance sheet for September 30, 2013 and December 31, 2012, respectively.

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Liabilities:
Debt financing	$226,569,000	$227,687,069	$177,948,000	$179,103,291
Mortgages payable	$51,802,031	$52,738,681	$39,119,517	$40,203,943

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

In connection with the sale of the Greens Property, the Company entered into guarantee agreements with the BC Partners under which the Company has guaranteed certain obligations of the general partner of the Greens of Pine Glen limited partnership, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur. A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehabilitation, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure. No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote. The maximum exposure to the Company at September 30, 2013, under the guarantee provision of the repurchase clause is approximately $1.3 million which represents 75% of the equity contributed by BC Partners to date.

In connection with the Ohio Properties transaction in 2011, the Company entered into guarantee agreements with the BC Partners under which the Company has guaranteed certain obligations of the general partner of these limited partnerships, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur. A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehabilitation, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure. Even if a repurchase event should occur, 25% of the BC equity would remain in the Ohio Properties and thus BC, a third party, would have sufficient equity in the Ohio Properties for the Company to recognize the sale discussed in Note 9. No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote. The maximum exposure to the Company at September 30, 2013, under the guarantee provision of the repurchase clause is approximately $4.9 million which represents 75% of the equity contributed by BC Partners.
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
To finance the construction of the student housing complex, the Company has executed an interest-only loan to borrow up to $25.5 million for a three year term at a variable interest rate. The Company also secured $4.3 million tax-incremental financing loan which is for a term of five years, carries a fixed interest rate of approximately 4.7% per annum, requires principal payments commencing after 24 months and has a balloon payment due at maturity. The Company has borrowed approximately $1.8 million on the first facility as of September 30, 2013 (Notes 7 and 11).

In June 2013, the Partnership executed a Bond Purchase Commitment agreeing to purchase an $8.0 million new tax-exempt mortgage revenue bond and a $500,000 taxable bond both secured by a multifamily property under construction in Albuquerque, New Mexico. The tax-exempt bond will have a stated annual interest rate of 6.0% per annum, the taxable bond will have a stated rate of 12% per annum, and bond proceeds must be used to pay off the third party construction loan. The Partnership accounts for the Bond Purchase Commitment as an available-for-sale security and, as such, records the change in estimated fair value of the Bond Purchase Commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.  As of September 30, 2013, the Partnership has estimated the value of this Bond Purchase Commitment and recorded a liability of approximately $560,000.

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

17. Subsequent Events

On October 21, 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Avistar at the Oaks, Avistar in 09, and Avistar on the Hills Series A and Series B tax-exempt mortgage revenue bonds. The amount borrowed was $13.2 million with a variable interest rate tied to SIFMA. The facility matures in October 2014. On the date of closing the total fixed TOB Trust fee was approximately 1.9% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.4% resulting in a total cost of borrowing of approximately 2.3%.

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

Tax-Exempt Bond Investments Segment

The Tax-Exempt Bond Investments segment consists of the Company’s portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  Such tax-exempt mortgage revenue bonds are held as long-term investments.  As of September 30, 2013, the Company held thirty-two tax-exempt mortgage revenue bonds not associated with Consolidated VIEs and three tax-exempt mortgage revenue bonds associated with Consolidated VIEs which are bonds that are eliminated in consolidation on the Company's financial statements. The multifamily apartment properties financed by the thirty-five tax-exempt mortgage revenue bonds contain a total of 4,488 rental units. Three of the bonds' properties are not operational and are under construction (Note 4).

MF Properties Segment

The MF Properties segment consists of indirect equity interests in multifamily apartment properties which are not currently financed by tax-exempt mortgage revenue bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring.  In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties.  The Partnership's interests in its current MF Properties are not currently classified as Assets held for sale because the Partnership is not actively marketing them for sale, there is no definitive purchase agreement in existence that, under current guidance, can be recognized as a sale of real estate assets and, therefore, no sale is expected in the next twelve months. During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.  Any such cash distribution will contribute to the Partnership's CAD.  As of September 30, 2013, the Company consolidated the results of eight MF Properties containing a total of 1,582 rental units plus the student housing complex in Lincoln, Nebraska that is currently under construction (Note 7).

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
The Consolidated VIE Segment

The Consolidated VIE segment consists of multifamily apartment properties which are financed with tax-exempt mortgage revenue bonds held by the Partnership, the assets, liabilities and operating results of which are consolidated with those of the Partnership as a result of consolidation guidance.  The tax-exempt mortgage revenue bonds on these Consolidated VIE properties are eliminated from the Company’s financial statements as a result of such consolidation, however, such bonds are held as long-term investments by the Partnership which continues to be entitled to receive principal and interest payments on such bonds.  The Company does not actually own an equity position in the Consolidated VIEs or their underlying properties.  As of September 30, 2013, the Company consolidated three VIEs containing a total 650 units (Note 3).

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

The following table details certain key financial information for the Company’s reportable segments for the three and nine months ended September 30, 2013 and September 30, 2012 and as of December 31, 2012:

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Total revenues
Tax-Exempt Bond Investments	$4,599,998	$2,696,267	$23,371,043	$8,869,285
MF Properties	3,074,115	1,983,078	8,325,594	5,404,773
Public Housing Capital Fund Trust Certificates	814,946	809,387	2,445,259	809,387
Mortgage-Backed Securities	425,499	—	1,178,664	—
Consolidated VIEs	1,225,261	1,203,887	3,658,636	3,598,541
Consolidation/eliminations	(375,642)	(379,714)	(1,130,027)	(1,142,089)
Total revenues	$9,764,177	$6,312,905	$37,849,169	$17,539,897

Interest expense
Tax-Exempt Bond Investments	$1,307,397	$1,054,649	$2,426,721	$3,019,963
MF Properties	550,755	212,794	1,574,544	1,013,266
Public Housing Capital Fund Trust Certificates	345,547	284,100	945,140	284,100
Mortgage-Backed Securities	121,673	—	341,589	—
Consolidated VIEs	832,719	808,841	2,477,348	2,411,676
Consolidation/eliminations	(832,719)	(808,841)	(2,477,348)	(2,411,676)
Total interest expense	$2,325,372	$1,551,543	$5,287,994	$4,317,329

Depreciation expense
Tax-Exempt Bond Investments	$—	$—	$—	$—
MF Properties	1,019,947	621,279	2,781,678	1,776,269
Public Housing Capital Fund Trust Certificates	—	—	—	—
Mortgage-Backed Securities	—	—	—	—
Consolidated VIEs	354,756	379,881	1,048,210	1,076,522
Consolidation/eliminations	—	—	—	—
Total depreciation expense	$1,374,703	$1,001,160	$3,829,888	$2,852,791

Income (loss) from continuing operations
Tax-Exempt Bond Investments	$2,066,800	$931,478	$12,333,200	$2,680,910
MF Properties	(478,460)	(115,026)	(1,205,151)	(654,489)
Public Housing Capital Fund Trust Certificates	462,245	518,424	1,478,659	518,424
Mortgage-Backed Securities	276,968	—	764,120	—
Consolidated VIEs	(786,542)	(953,177)	(2,241,493)	(2,314,341)
Consolidation/eliminations	467,837	440,003	1,379,690	1,302,299
Income from continuing operations	$2,008,848	$821,702	$12,509,025	$1,532,803

Net income (loss)
Tax-Exempt Bond Investments	$2,066,800	$931,478	$12,333,200	$2,680,910
MF Properties	923,951	1,274,839	1,973,669	960,755
Public Housing Capital Fund Trust Certificates	462,245	518,424	1,478,659	518,424
Mortgage-Backed Securities	276,968	—	764,120	—
Consolidated VIEs	(786,542)	(953,177)	(2,241,493)	(2,314,341)
Consolidation/eliminations	467,837	440,003	1,379,690	1,302,299
Net income - America First Tax Exempt Investors, L. P.	$3,411,259	$2,211,567	$15,687,845	$3,148,047

	September 30, 2013	December 31, 2012
Total assets
Tax-Exempt Bond Investments	$375,480,859	$357,606,420
MF Properties	77,593,217	51,379,479
Public Housing Capital Fund Trusts	62,302,209	65,811,361
Mortgage-Backed Securities	39,490,422	32,488,363
Discontinued Operations	—	32,580,427
Consolidated VIEs	22,702,904	30,207,191
Consolidation/eliminations	(127,514,884)	(156,922,486)
Total assets	$450,054,727	$413,150,755

Total partners' capital
Tax-Exempt Bond Investments	$190,505,904	$221,665,286
MF Properties	28,574,054	6,643,315
Public Housing Capital Fund Trusts	13,194,530	16,720,915
Mortgage-Backed Securities	5,077,770	7,334,399
Consolidated VIEs	(30,018,842)	(22,480,214)
Consolidation/eliminations	(51,066,696)	(47,966,509)
Total partners' capital	$156,266,720	$181,917,192

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

Executive Summary

For the three months ended September 30, 2013 and 2012, the Company generated Net income of approximately $3.4 million and $2.2 million, respectively. For the nine months ended September 30, 2013 and 2012, the Company generated Net income of approximately $15.7 million and $3.1 million, respectively. During the three and nine months ended September 30, 2013, the Company realized approximately $634,000 in tax-exempt revenue mortgage bond interest and a $1.4 million gain on sale of discontinued operations due to the recognition of the sale of the Greens Property. During the first nine months of 2013, the Company realized approximately $6.5 million in contingent tax-exempt interest income offset by approximately $4.6 million in a realized loss on a taxable property loan related to the redemption of the Iona Lakes tax-exempt mortgage revenue bond, approximately $5.3 million in tax-exempt revenue mortgage bond and taxable property loan interest income, a $250,000 guarantee fee, and an approximate $1.8 million gain on the sale of discontinued operations due to the recognition of the sale of the Ohio Properties. The Company realized an approximately $1.3 million gain on sale of discontinued operations in the first nine months of 2012 due to the sale of Churchland. In addition, new tax-exempt mortgage revenue bonds purchased in the second half of 2012 and the first nine months of 2013 resulted in the Company reporting an approximate $2.1 million and $6.1 million in additional tax-exempt mortgage revenue bond interest income in the three and nine months ended September 30, 2013 compared to three and nine months ended September 30, 2012, respectively.

The Company had a significant increase in property revenues, real estate operating expenses, and depreciation and amortization expenses related to new property activity with respect to the following properties; Woodland Park (foreclosed in May 2013), the Maples on 97th (acquired in August 2012), Weatherford (lease-up commenced in the second quarter of 2012), and DeCordova (34 new units leased-up in the third quarter of 2012). Overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents, and non-revenue units such as model units and employee units) of the apartment properties that the Partnership has financed with tax-exempt mortgage revenue bonds was approximately 87% for the first nine months of 2013 and approximately 88% for the first nine months of 2012.  Overall economic occupancy of the MF Properties was approximately 82% for the first nine months of 2013 and approximately 76% for the first nine months of 2012.

The Company generated Cash Available for Distribution (“CAD”) of approximately $3.8 million and $3.7 million for the three months ended September 30, 2013 and 2012, and approximately $14.5 million and $8.8 million for the nine months ended September 30, 2013 and 2012, respectively. See further discussion of CAD in the Liquidity and Capital Resources section in the Management’s Discussion and Analysis. Included in the $14.5 million of CAD for the nine months ended September 30, 2013 is income from transactions which may not recur in future quarters:

•
In the second quarter of 2013, the Company recognized approximately $1.9 million of net income - America First Tax Exempt Investors, LP related to the redemption of the Iona Lakes tax-exempt mortgage revenue bond of which 25% was distributed to the General Partner as this was determined to be Tier 2 income.

•	In the nine months ended September 30, 2013, the Company also recognized approximately $1.4 million of taxable interest and other income related to the recognition of the sale of the Ohio Properties.

Recent Investment Activity

In August 2013, the Partnership acquired a tax-exempt mortgage revenue bond secured by the Vantage at Harlingen Apartments, a 288 unit multifamily apartment complex located in Harlingen, Texas which is under construction. The Series C bond was purchased for approximately $6.7 million par value, carries a base interest rate of 9.0% per annum, and matures on August 1, 2053. The Partnership also acquired a $1.3 million subordinate taxable bond which is recorded as an Other Asset. The Vantage at Harlingen Apartments has a construction loan with an unrelated bank and the Partnership's tax-exempt mortgage revenue bonds are second lien borrowings to that construction loan. Under the terms of a Forward Delivery Bond Purchase Agreement ("Bond Purchase Commitment"), the Partnership has agreed to purchase a new tax-exempt mortgage revenue bond between $18,000,000 to $24,692,000 (“Harlingen Series B Bond”) secured by the Vantage at Harlingen apartments which will be delivered by the tax-exempt mortgage revenue bond issuer once the property meets specific obligations and occupancy rates. The final amount of the Series B Bond will depend on the appraisal of the stabilized property. The Harlingen Series B Bond will have a stated annual interest rate of 6.0% per annum and bond proceeds must be used to pay off the construction loan to the bank and all or a portion of the $6.7 million subordinate Series C tax-exempt mortgage revenue bond. The Partnership accounts for the Bond Purchase Commitment as an available-for-sale security and, as such, records the estimated value of the Bond Purchase Commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.  As of September 30, 2013, the Partnership estimated the value of this Bond Purchase Commitment and recorded a liability of approximately $1.8 million (see Note 4).

In July 2013, the limited partner property owner contributed an approximate additional $800,000 of capital into the Greens Property which allowed the Company to recognize a sale of the discontinued operations (see Note 9). As such, the Partnership is reporting the approximate $9.1 million fair market value of the tax-exempt mortgage revenue bonds related to the Greens Property as assets for the first time as of September 30, 2013 (see Note 4).

In June 2013, the Partnership acquired six tax-exempt mortgage revenue bonds secured by three properties located in San Antonio, Texas. The bond purchases are as follows: approximately $5.9 million par value Series A and approximately $2.5 million par value Series B tax-exempt mortgage revenue bonds secured by the Avistar at the Oaks Apartments (formerly known as ("f/k/a") Dublin Apartments), a 156 unit multifamily apartment complex; approximately $3.1 million Series A and approximately $2.3 million Series B tax-exempt mortgage revenue bonds secured by the Avistar on the Hills Apartments (f/k/a Kingswood Apartments), a 129 unit multifamily apartment complex; and approximately $5.5 million Series A and approximately $1.7 million Series B tax-exempt mortgage revenue bonds secured by Avistar in 09 Apartments (f/k/a Waterford Apartments), a 133 unit multifamily apartment complex. The three Series A tax-exempt mortgage revenue bonds each carry an annual interest rate of 6.0% per annum and mature on August 1, 2050. The three Series B tax-exempt mortgage revenue bonds each carry an annual base interest rate of 9.0% per annum and mature on September 1, 2050. The Partnership also acquired approximately $831,000 of taxable mortgage revenue bonds which also carry a base interest rate of 9.0% per annum and mature on September 1, 2050 (see Note 4).

The Partnership, as sole bondholder, previously directed the bond trustee to file a foreclosure action on the Woodland Park tax-exempt mortgage revenue bond. On February 28, 2013, the court granted Summary Judgment in the bond trustee's favor confirming that the tax-exempt mortgage revenue bond is senior to mechanic's liens filed on the property. Subsequently, the court ordered a sale of the Woodland Park property and on April 23, 2013, the Partnership made a bid to purchase the property for the amount of the outstanding principal and interest it is owed. The Partnership's Motion of Confirmation was approved by the court on May 2, 2013. The bond trustee assigned its right to the property to the Partnership on May 8, 2013 and the Partnership received the Sheriff's deed conveying title to a wholly-owned subsidiary of the Partnership on May 29, 2013. Woodland Park became an MF Property at a net asset value of approximately $15.7 million upon conveyance of title. The Partnership now has the option of converting the property to a market rate rent execution or maintain it as an affordable rental property.  The Partnership will continue to assess its long-term strategy for the property to maximize its economic value (see Note 7).

In April 2013, the Partnership acquired the Series C tax-exempt mortgage revenue bond secured by the Renaissance Gateway Apartments, a 208 unit multifamily apartment complex located in New Orleans, Louisiana for approximately $2.9 million par value. In July and September 2013, the Partnership purchased $1.3 million par value Series B and $2.6 million par value Series A, respectively, tax-exempt mortgage revenue bonds. The Series C tax-exempt mortgage revenue bond carries a base interest rate of 12.0% per annum and matures on June 1, 2015. The Series A and Series B tax-exempt mortgage revenue bonds carry a base interest rate of 6% and 12% per annum, respectively, maturing on June 1, 2030. This property is undergoing a major rehabilitation and the Partnership has agreed to fund a total of approximately $8.6 million of a Series A tax-exempt mortgage revenue bond during construction which is estimated to be completed on June 30, 2014. Upon completion of construction and stabilization, the approximate $2.9 million Series C bond will be paid back on the earlier of when the property receives its final equity contribution by the limited partner or June 1, 2015. The Partnership accounts for the Bond Purchase Commitment as an available-for-sale security and, as such, records the estimated value of the Bond Purchase Commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.  As of September 30, 2013, the Partnership estimated the value of this Bond Purchase Commitment and recorded a liability of approximately $567,000 (see Note 4).
In March 2013, a wholly-owned subsidiary of the Company executed a 35-year ground lease with the University of Nebraska - Lincoln (“Lessor”) with an annual lease payment of $100. The leased property will have a mixed-use development consisting of a 1,605 stall parking garage and 475 bed student housing complex constructed on it. The Lessor will own the parking garage for which it will contribute approximately $16.7 million to its construction. The Company will own the student housing complex and currently estimates that construction will cost approximately $34.0 million. The Company executed a guaranteed maximum price contract with the general contractor for the construction on the mixed-use development. The Company expects to restructure its ownership of the student housing complex into a tax-exempt mortgage revenue bond holding after the construction is completed (which is estimated as August 1, 2014 and when the project has a sufficient history of operating results) (see Note 7).

In February 2013, the Partnership acquired six tax-exempt mortgage revenue bonds secured by three properties located in San Antonio, Texas. The bond purchases are as follows: approximately $13.8 million par value Series A and approximately $3.2 million par value Series B tax-exempt mortgage revenue bonds secured by the Avistar on the Boulevard, a 344 unit multifamily apartment complex; approximately $9.0 million Series A and approximately $2 million Series B tax-exempt mortgage revenue bonds secured by the Avistar at Chase Hill, a 232 unit multifamily apartment complex; and approximately $8.8 million Series A and approximately $1.7 million Series B tax-exempt mortgage revenue bonds secured by Avistar at the Crest, a 200 unit multifamily apartment complex. The three Series A tax-exempt mortgage revenue bonds each carry an annual interest rate of 6.0% per annum and mature on March 1, 2050. The three Series B tax-exempt mortgage revenue bonds each carry a base interest rate of 9.0% per annum and mature on April 1, 2050. The Partnership also acquired approximately $804,000 of taxable bonds which also carry a base interest rate of 9.0% per annum and mature on April 1, 2050 (see Note 4).

Recent Financing and Derivative Activities

In September 2013, the Partnership executed a $7.0 million promissory note related to the Woodland Park property. This promissory note carries a fixed interest rate of approximately 2.8% per annum plus 30-day London Interbank Offered Rate ("LIBOR") which was approximately .2%, resulting in approximately 3.0% at the date of closing and September 30, 2013. The Partnership has borrowed approximately $6.0 million as of September 30, 2013 and the facility matures in March 2014 (see Note 11).

In July 2013, the Company purchased a new interest rate derivative with a notional amount of $93.3 million which represents the amount outstanding on the TEBS financing facility at August 1, 2013.  The maturity date of this interest rate derivative is September 1, 2017 and the effective capped interest rate is 1.5%.  On July 30, 2013, the Company also sold a new interest rate derivative to the same counterparty which had the same notional amount of $93.3 million and an effective capped interest rate of 3.0%.  The total cost of these two interest rate derivatives was approximately $800,000 and the derivative contracts do not qualify for hedge accounting, therefore, changes in the estimated fair value of the interest rate derivatives will be included in earnings in future quarters.  This interest rate corridor transaction effectively reduced the capped interest rate from 3.0% to 1.5% on the TEBS financing facility through the maturity date of the interest rate derivative contracts (see Note 14).

In June 2013, the Company executed a new Tender Option Bond ("TOB Trust") under its credit facility with Deutsche Bank ("DB") securitizing the Avistar on the Boulevard, Avistar at Chase Hill, and Avistar at the Crest Series A tax-exempt mortgage revenue bonds. The amount borrowed and the balance at September 30, 2013 was $20.0 million. On the date of closing the total fixed TOB Trust fee was approximately 2.1% per annum plus a variable interest rate paid on the TOB Trust on the senior floating-rate participation interest (“SPEARS”) of approximately .4% which is tied to the Securities Industry and Financial Markets Association (“SIFMA”) resulting in a total cost of borrowing of approximately 2.5%. The facility matures in June 2014 (see Note 10).

In April 2013, the Company borrowed approximately $7.8 million through a sixth securitization of mortgage-backed security ("MBS TOB Trust") with a par value of approximately $10.0 million. On the date of closing the total fixed MBS TOB Trust fee was approximately .9% per annum and the variable rate paid on the TOB Trust on the SPEARS of approximately .3% which is tied to SIFMA resulting in a total cost of borrowing of approximately 1.2%. This MBS TOB Trust matures in February 2014 (see Note 10).
In April 2013, the Company executed an interest-only loan to borrow up to $25.5 million for a three year term at a variable interest rate secured by the student housing complex in Lincoln, Nebraska. The Company also secured a $4.3 million tax-incremental financing loan which is for a term of five years, carries a fixed interest rate of approximately 4.7% per annum, requires principal payments commencing after 24 months and has a balloon payment due at maturity. The Company has borrowed approximately $1.8 million on the three year term facility as of September 30, 2013 (see Notes 11 and 16).

In March 2013, the Partnership obtained a $10.0 million unsecured revolving line of credit. This revolving line of credit carries a variable interest rate which was approximately 3.5% at the date of closing and matures in March 2014. On September 30, 2013, the Partnership reported an approximate $7.5 million balance at an approximate 3.5% interest rate (see Note 10). This line of credit will be utilized to help with short-term working capital needs and to fund new investments during the periods of time that the Company is working with its lender to finalize new TOB financings of assets.

In March 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Arbors at Hickory Ridge tax-exempt mortgage revenue bond. The amount borrowed on date of closing and on September 30, 2013 was $7.0 million with a variable interest rate tied to SIFMA maturing in February 2014. On the date of closing the total fixed TOB Trust fee was approximately 2.1% per annum and the rate paid on the TOB Trust on the SPEARS was approximately .5% resulting in a total cost of borrowing of approximately 2.6% (see Note 10).

In February 2013, the Partnership obtained a $7.5 million loan secured by the Maples on 97th property. This loan is with an unrelated third party and carries a fixed annual interest rate of approximately 3.6% per annum through June 30, 2013 switching to approximately 4.4% per annum beginning on July 1, 2013, maturing on February 10, 2016 (see Note 11).

In February 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Greens Property tax-exempt mortgage revenue bond. The amount borrowed was approximately $5.8 million with a variable interest rate tied to SIFMA maturing in December 2013. On the date of closing the total fixed TOB Trust fee was approximately 2.1% per annum and the rate paid on the TOB Trust on the SPEARS was approximately .5% resulting in a total cost of borrowing of approximately 2.6%. The outstanding balance was $5.7 million at September 30, 2013 (see Note 10).

In February 2013, the Partnership obtained a debt facility secured by the Iona Lakes tax-exempt mortgage revenue bond with total available borrowings of up to $6.0 million. Any borrowed amount carried a fixed interest rate of 5.0% per annum and the facility had a stated maturity of February 25, 2014. On June 29, 2013 the Partnership retired this debt facility (see Note 10).

In January 2013, the Company borrowed approximately $2.0 million through a TOB securitizing state issued mortgage-backed securities ("MBS") with a par value of approximately $2.5 million. At the date of closing this borrowing carried a total fixed MBS TOB Trust fee of approximately .9% per annum plus a variable interest rate tied to SIFMA of approximately .3% resulting in a total cost of borrowing of approximately 1.2%. This facility matures in April 2014 (see Note 10).

As of September 30, 2013, the total costs of borrowing by investment type are:

•	range between approximately 1.0% and 1.3% for the MBS TOB Trusts

•	2.3% for the PHC Trust Certificates' TOB Trusts

•	range between approximately 2.0% and 2.5% for the TOB Trusts securitized by tax-exempt mortgage revenue bonds

•	3.6% per annum for the revolving line of credit; and

•
range between approximately 2.0% and 3.6% between the revolving line of credit, the mortgage payables and other financing facilities related to MF Properties that have been executed since December 31, 2012.

Discussion of the Tax-Exempt Mortgage Revenue Bond Holdings as of September 30, 2013

The Partnership’s primary purpose is to acquire and hold as long-term investments a portfolio of federally tax-exempt mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. At September 30, 2013, the Partnership held 35 tax-exempt mortgage revenue bonds secured by 27 properties of which 13 bonds are owned by ATAX TEBS I, LLC and six are held in trust facilities with DB (see Note 10).  Twenty-four of the properties securing the bonds contain a total of 4,488 rental units and three of the bonds' properties are not operational and are under construction. Three of the entities that own the apartment properties financed by three of the Partnership’s tax exempt mortgage revenue bonds were deemed to be Consolidated VIEs of the Partnership at September 30, 2013 and, as a result, these bonds are eliminated in consolidation on the Company’s financial statements.

For the three months and nine months ended September 30, 2013, the tax-exempt bond investment segment reported revenue of approximately $4.6 million and $23.4 million, respectively, interest expense of approximately $1.3 million and $2.4 million, respectively, and income from continuing operations of approximately $2.1 million and $12.3 million, respectively. For the three and nine months ended September 30, 2012, the tax-exempt bond investment segment reported revenue of approximately $2.7 million and $8.9 million, respectively, interest expense of approximately $1.1 million and $3.0 million, respectively, and income from continuing operations of approximately $931,000 and $2.7 million, respectively. The increase in income from continuing operations quarter over quarter resulted from the net increase from the acquisitions of new tax-exempt mortgage revenue bonds held in the portfolio. The increase in income from continuing operations for the first nine months of 2013 as compared to the first nine months of 2012 resulted from the approximate $1.9 million net realized gain on the redemption of the Iona Lakes tax-exempt mortgage revenue bond (see Note 4), approximately $5.3 million of tax-exempt and taxable interest income and a guarantee fee of $250,000 realized from the recognition of the sale of the Ohio Properties, and the net increase from the acquisitions of new tax-exempt mortgage revenue bonds held in the portfolio during the first nine months of 2013.

Discussion of the Public Housing Capital ("PHC") Trusts Holdings as of September 30, 2013

In accordance with the terms of the Agreement of Limited Partnership, tax-exempt securities other than multifamily housing revenue bonds must be rated in one of the four highest rating categories by at least one nationally recognized securities rating agency and may not represent more than 25% of the Partnership's assets at the time of acquisition. The Company must also limit its investment in these other tax-exempt securities to the extent necessary to maintain its exemption from registration under the Investment Company Act of 1940.

The Public Housing Capital Fund Certificates (“PHC Certificates”) acquired in July 2012 consist of custodial receipts evidencing loans made to a number of public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by HUD under HUD's Capital Fund Program. For the three and nine months ended September 30, 2013, the PHC Certificate segment reported revenue of approximately $815,000 and $2.4 million, respectively, interest expense of approximately $346,000 and $945,000, respectively, and income from continuing operations of approximately $462,000 and $1.5 million, respectively. For the three and nine months ended September 30, 2012, the PHC Certificate segment reported revenue of approximately $809,000, interest expense of approximately $284,000, and income from continuing operations of approximately $518,000. The following table sets forth certain information relating to the PHC Certificates held in the tender option bond trusts ("PHC TOB Trusts"):

	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate over Life	Principal Outstanding September 30, 2013
Public Housing Capital Fund Trust Certificate I	12.75	AA-	5.330%	$26,406,558
Public Housing Capital Fund Trust Certificate II	12.3	AA-	4.240%	17,959,713
Public Housing Capital Fund Trust Certificate III	13.3	BBB	5.410%	20,898,432
Total Public Housing Capital Fund Trust Certificates				$65,264,703

Discussion of the Mortgage-Backed Securities Holdings as of September 30, 2013

The third tax-exempt class of security owned by the Company is MBS. As of September 30, 2013, the Company owns state-issued MBS with an aggregate outstanding principal amount of approximately $43.3 million. The MBS were acquired during the fourth quarter of 2012 and first six months of 2013 and are backed by residential mortgage loans. The MBS segment reported revenue of approximately $425,000, interest expense of approximately $122,000, and income from continuing operations of approximately $277,000 for the three months ended September 30, 2013. The MBS segment reported revenue of approximately $1.2 million, interest expense of approximately $342,000, and income from continuing operations of approximately $764,000 for the nine months ended September 30, 2013. The following table sets forth certain information relating to the MBS held in the MBS TOB Trusts:

Agency Rating of Mortgage-Backed Securities	Principal Outstanding September 30, 2013	Weighted Average Maturity Date	Weighted Average Coupon Interest Rate
"AAA"	$22,710,000	1/14/2036	4.220%
"AA"	20,600,000	1/18/2036	4.000%
	$43,310,000

Discussion of the MF Property Holdings as of September 30, 2013

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

At September 30, 2013, the Partnership’s consolidated subsidiaries owned eight MF Properties which contain a total of 1,582 rental units plus the student housing complex in Lincoln, Nebraska that is currently under construction (see Note 7). For the three and nine months ended September 30, 2013, the MF Properties segment reported approximately $478,000 and $1.2 million loss from continuing operations, respectively, and approximately $1.4 million and $3.2 million gain on sale of MF Properties, respectively, which was recognized within income from discontinued operations. For the three and nine months ended September 30, 2013, this segment reported $924,000 and $2.0 million of net income, respectively.

At September 30, 2012, the Partnership’s consolidated subsidiaries owned seven MF Properties which contain a total of 1,346 rental units reported within continuing operations. Woodland Park was not included in the three and nine months ended September 30, 2012, loss from continuing operations or net income as the foreclosure was completed effective June 1, 2013. However, the Woodland Park tax-exempt mortgage revenue bond was presented as an investment in the prior year. For the three and nine months ended September 30, 2012, the MF Properties segment reported an approximately $115,000 and $654,000 loss from continuing operations, respectively, and approximately $1.3 million and $961,000 net income, respectively. The difference between loss from continuing operations and the net income is attributed to the income from discontinued operations.

The increase in loss from continuing operations for the nine months ended September 30, 2013 compared to the prior year can be attributed to the increase in real estate, depreciation, and amortization expenses due to the foreclosure of Woodland Park and the acquisition of Maples on 97th properties and the finalization of the construction of other properties.

America First Properties Management Company (“Properties Management”), an affiliate of AFCA 2, provides property management services for the eight MF Properties, the three VIEs, and six of the properties collateralized by the tax-exempt mortgage revenue bonds.  Management believes that this relationship provides greater insight and understanding of the underlying property operations and their ability to meet debt service requirements to the Partnership.

The following table outlines certain information regarding the apartment properties on which the Partnership holds tax-exempt mortgage revenue bonds (separately identifying those owned by entities treated as Consolidated VIEs) and the MF Properties.  The narrative discussion that follows provides a brief operating analysis of each property during the first nine months of 2013 and 2012.

		Number of Units	Number of Units Occupied	Percentage of Occupied Units as of September 30,		Economic Occupancy (1) for the period ended September 30,

Property Name	Location			2013	2012	2013	2012

Non-Consolidated Properties
Arbors of Hickory Ridge	Memphis, TN	348	327	94%	92%	87%	83%
Ashley Square Apartments	Des Moines, IA	144	140	97%	96%	96%	95%
Autumn Pines	Humble, TX	250	235	94%	93%	89%	90%
Avistar at Chase Hill (3)	San Antonio, TX	232	n/a	n/a	n/a	n/a	n/a
Avistar at the Crest (3)	San Antonio, TX	200	n/a	n/a	n/a	n/a	n/a
Avistar at the Oaks (3)	San Antonio, TX	156	n/a	n/a	n/a	n/a	n/a
Avistar in 09 (3)	San Antonio, TX	133	n/a	n/a	n/a	n/a	n/a
Avistar on the Boulevard (3)	San Antonio, TX	344	n/a	n/a	n/a	n/a	n/a
Avistar on the Hills (3)	San Antonio, TX	129	n/a	n/a	n/a	n/a	n/a
Bella Vista Apartments	Gainesville, TX	144	125	87%	95%	82%	89%
Bridle Ridge Apartments	Greer, SC	152	149	98%	98%	89%	93%
Brookstone Apartments	Waukegan, IL	168	159	95%	98%	86%	91%
Cross Creek Apartments	Beaufort, SC	144	131	91%	89%	79%	80%
Greens of Pine Glen Apartments	Durham, NC	168	156	93%	95%	85%	89%
Ohio Properties (4)	Ohio	362	342	94%	97%	93%	93%
Runnymede Apartments	Austin, TX	252	246	98%	96%	94%	92%
South Park Ranch Apartments	Austin, TX	192	188	98%	99%	91%	95%
Villages at Lost Creek	San Antonio, TX	261	244	93%	98%	85%	89%
Woodlynn Village	Maplewood, MN	59	57	97%	97%	97%	98%
		3,838	2,499	94%	96%	89%	91%

Consolidated VIEs
Bent Tree Apartments	Columbia, SC	232	205	88%	91%	80%	81%
Fairmont Oaks Apartments	Gainesville, FL	178	161	90%	87%	78%	79%
Lake Forest Apartments	Daytona Beach, FL	240	219	91%	93%	81%	77%
		650	585	90%	90%	80%	79%

MF Properties
Arboretum	Omaha, NE	145	141	97%	79%	88%	70%
Eagle Village	Evansfille, IN	511	340	67%	77%	70%	73%
Glynn Place	Brunswick, GA	128	112	88%	77%	75%	68%
Maples on 97th	Omaha, NE	258	230	89%	90%	80%	91%
Meadowview	Highland Heights, KY	118	108	92%	97%	85%	89%
Residences at DeCordova	Granbury, TX	110	109	99%	74%	86%	81%
Residences at Weatherford (2)	Weatherford, TX	76	74	97%	n/a	89%	n/a
Woodland Park (5)	Topeka, KS	236	219	93%	86%	90%	83%
		1,582	1,333	84%	83%	82%	76%

(1)
Economic occupancy is presented for the first nine months of 2013 and 2012, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented, therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(2)	This property finished construction during the first quarter of 2012; was in the lease-up stage during 2012 and therefore occupancy data was not provided until property reached stabilization.

(3)
Previous period occupancy numbers are not available as these are new investments. In addition, these properties are under renovations so the properties are not considered stabilized at this time. Physical and economic occupancy will be reported when construction is substantially complete on renovations.

(4)
The Partnership holds approximately $18.2 million of tax-exempt mortgage revenue bonds secured by Crescent Village, Willow Bend and Postwoods (Ohio Properties). Crescent Village is located in Cincinnati, Ohio, Willow Bend is located in Columbus (Hilliard), Ohio and Postwoods is located in Reynoldsburg, Ohio.

(5) This property was foreclosed on May 29, 2013 and became an MF Property. The occupancy information includes the periods prior to the foreclosure when the Partnership held a tax-exempt mortgage revenue bond secured by this property.

Non-Consolidated Properties

Arbors of Hickory Ridge - Arbors of Hickory Ridge Apartments is located in Memphis, Tennessee and is a 348 unit facility. The Partnership purchased this bond in June 2012. In the first nine months of 2013, Net Operating Income (calculated as property revenue less salaries, advertising, administration, utilities, repair and maintenance, insurance, taxes, and management fee expense) was $889,000 on net revenue of approximately $1.8 million. Debt service on the Partnership's bonds on this property was current as of September 30, 2013.

Ashley Square – Ashley Square Apartments is located in Des Moines, Iowa.  In the first nine months of 2013, Net Operating Income was $463,000 as compared to $476,000 in 2012.  The decrease was a result of an increase is utilities and repair and maintenance expenses offset by a small increase in economic occupancy. Debt service on the Partnership’s bonds on this property was current as of September 30, 2013.

Autumn Pines – Autumn Pines is located in Humble, Texas.  In the first nine months of 2013, Net Operating Income was $919,000 as compared to $950,000 in 2012. The decrease was a result of an increase in utility expenses. Debt service on the Partnership’s bonds on this property was current as of September 30, 2013.

Avistar on Chase Hill - Avistar on Chase Hill is located in San Antonio, Texas and is a 232 unit facility. This bond was purchased in February 2013. Since the February 2013 acquisition date, Net Operating Income was $380,000 on net revenue of approximately $1.1 million. Debt service on the Partnership’s bonds on this property was current as of September 30, 2013.

Avistar at the Crest - Avistar at the Crest is located in San Antonio, Texas and is a 200 unit facility. This bond was purchased in February 2013. Since the February 2013 acquisition date, Net Operating Income was $181,000 on net revenue of approximately $724,000. Debt service on the Partnership’s bonds on this property was current as of September 30, 2013.

Avistar at the Oaks - Avistar at the Oaks is located in San Antonio, Texas and is a 156 unit facility. This bond was purchased in June 2013. Since the June 2013 acquisition date, Net Operating Income was $108,000 on net revenue of approximately $261,000. Debt service on the Partnership’s bonds on this property was current as of September 30, 2013.

Avistar in 09 - Avistar in 09 is located in San Antonio, Texas and is a 133 unit facility. This bond was purchased in June 2013. Since the June 2013 acquisition date, Net Operating Income was $140,000 on net revenue of approximately $249,000. Debt service on the Partnership’s bonds on this property was current as of September 30, 2013.

Avistar on the Boulevard - Avistar on the Boulevard is located in San Antonio, Texas and is a 344 unit facility. This bond was purchased in February 2013. Since the February 2013 acquisition date, Net Operating Income was $630,000 on net revenue of approximately $1.4 million. Debt service on the Partnership’s bonds on this property was current as of September 30, 2013.

Avistar on the Hills - Avistar at the Hills is located in San Antonio, Texas and is a 129 unit facility. This bond was purchased in June 2013. Since the June 2013 acquisition date, Net Operating Income was $84,000 on net revenue of approximately $204,000. Debt service on the Partnership’s bonds on this property was current as of September 30, 2013.

Bella Vista – Bella Vista Apartments is located in Gainesville, Texas.  In the first nine months of 2013, Net Operating Income was $430,000 as compared to $488,000 in 2012.  This decrease was a result of a decrease in economic occupancy along with an increase in utility expenses.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2013.

Bridle Ridge Apartments – Bridle Ridge Apartments is located in Greer, South Carolina.  In the first nine months of 2013, Net Operating Income was $505,000 as compared to $530,000 in 2012.  This decrease was a result of a decrease in economic occupancy along with an increase in administrative expenses and taxes and insurance. Debt service on the Partnership’s bonds on this property was current as of September 30, 2013.

Brookstone – Brookstone Apartments is located in Waukegan, Illinois.  In the first nine months of 2013, Net Operating Income was $654,000 as compared to $656,000 in 2012. Debt service on the Partnership’s bonds on this property was current as of September 30, 2013.

Cross Creek – Cross Creek Apartments is located in Beaufort, South Carolina. In the first nine months of 2013, Net Operating Income was $310,000 as compared to $358,000 in 2012.  This decrease was a result of a slight decrease in economic occupancy along with an increase in real estate taxes. Debt service on the Partnership’s bonds on this property was current as of September 30, 2013.

Greens of Pine Glen – Greens of Pine Glen Apartments is located in Durham, North Carolina. This mortgage revenue bond was acquired in October 2012. In the first nine months of 2013, Net Operating Income was $396,000 as compared to $490,000 in 2012.  This decrease was the result of a decrease in economic occupancy along with a one-time payment of North Carolina state income taxes due to the change in ownership. Debt service on the Partnership’s bonds on this property was current as of September 30, 2013.

Ohio Properties - The Ohio properties are made up of the following three multifamily apartment complexes located in Ohio. Debt service on the Partnership’s bonds on these properties was current as of September 30, 2013.

Crescent Village – Crescent Village Townhomes is located in Cincinnati, Ohio.  In the first nine months of 2013, Net Operating Income was $311,000 as compared to $303,000 in 2012.

Postwoods – Postwoods Townhomes is located in Reynoldsburg, Ohio.  In the first nine months of 2013, Net Operating Income was $553,000 as compared to $556,000 in 2012.

Willow Bend – Willow Bend Townhomes is located in Columbus (Hilliard), Ohio.  In the first nine months of 2013, Net Operating Income was $321,000 as compared to $269,000 in 2012.  This increase was a result of an increase in economic occupancy along with a decrease in salaries expense and real estate taxes.

Runnymede Apartments – Runnymede Apartments is located in Austin, Texas.  In the first nine months of 2013, Net Operating Income was approximately $825,000 as compared to approximately $834,000 in 2012.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2013.

South Park Ranch Apartments – South Park Ranch Apartments is located in Austin, Texas. In the first nine months of 2013, Net Operating Income was $973,000 as compared to $919,000 in 2012.  This increase was the result of a decrease in administrative, salary and maintenance expenses offset by a decrease in economic occupancy.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2013.

Villages at Lost Creek – Villages at Lost Creek is located in San Antonio, Texas.  In the first nine months of 2013, Net Operating Income was $1.3 million as compared to $1.2 million in 2012. This increase was the result of a decrease in management fees and advertising and maintenance expense offset by a decrease in economic occupancy. Debt service on the Partnership’s bond on this property was current as of September 30, 2013.

Woodlynn Village – Woodlynn Village is located in Maplewood, Minnesota.  In the first nine months of 2013, Net Operating Income was $286,000 as compared to $295,000 in 2012.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2013.

Consolidated VIEs

Bent Tree – Bent Tree Apartments is located in Columbia, South Carolina.   In the first nine months of 2013, Net Operating Income was $401,000 as compared to $459,000 in 2012.  This decrease was the result of a slight decrease in economic occupancy along with an increase in salaries, utilities, and repair and maintenance expenses.  Debt service on the Partnership’s bonds on this property was current of September 30, 2013.

Fairmont Oaks – Fairmont Oaks Apartments is located in Gainesville, Florida.  In the first nine months of 2013, Net Operating Income was $455,000 as compared to $486,000 in 2012.  This decrease was the result of an increase in salary, advertising, and repair and maintenance expenses.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2013.

Lake Forest – Lake Forest Apartments is located in Daytona Beach, Florida.  In the first nine months of 2013, Net Operating Income was $558,000 as compared to $520,000 in 2012.  This increase was the result of an increase in economic occupancy along with a decrease in utility expenses.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2013.

MF Properties

Arboretum – Arboretum is located in Omaha, Nebraska. In the first nine months of 2013, Net Operating Income was $1.1 million as compared to $810,000 in 2012. This increase was the result of an increase in economic occupancy along with a decrease in administrative expenses.

Eagle Village –Eagle Village is located in Evansville, Indiana. In the first nine months of 2013, Net Operating Income was $459,000 as compared to $659,000 in 2012. This decrease was the result of a decrease in economic occupancy along with an increase in salaries, administrative, real estate taxes and repair and maintenance expenses.

Glynn Place – Glynn Place Apartments is located in Brunswick, Georgia.  In the first nine months of 2013, Net Operating Income was $206,000 as compared to $182,000 in 2012.  This increase was the result of an increase in economic occupancy offset by an increase in salaries and repair and maintenance expenses.

Maples on 97th – Maples on 97th is located in Omaha, Nebraska and is 258 unit facility. This property was purchased in August 2012. In the first nine months of 2013, Net Operating Income was $533,000 on net revenue of approximately $1.3 million.

Meadowview – Meadowview Apartments is located in Highland Heights, Kentucky.  In the first nine months of 2013, Net Operating Income was $446,000 as compared to $398,000 in 2012.  This increase was a result of an overall increase in average rent levels per unit along with a decrease in repair and maintenance expenses.

Residences at DeCordova – This property is a senior (55+) affordable housing project located in Granbury, Texas in the Dallas-Fort Worth area.  In the first nine months of 2013, Net Operating Income was $475,000 as compared to $248,000 in 2012. This increase is the result of an additional 34 units finished in third quarter of 2012 along with a decrease in real estate taxes.

Residences at Weatherford – This property contains 76 units. This property is a senior (55+) affordable housing project located in Weatherford, Texas in the Dallas-Fort Worth area. The property was completed in the second quarter of 2012. In the first nine months of 2013, Net Operating Income was $277,000 on net revenue of approximately $573,000.

Woodland Park – Woodland Park is located in Topeka, Kansas and is a 236 unit facility. This property was secured by a tax-exempt mortgage revenue bond owned by the Partnership but due to a foreclosure, became an MF Property effective on June 1, 2013. For approximately four months in 2013 it was reported as an MF property and reported Net Operating Income of $316,000 on net revenue of approximately $589,000.

Discontinued Operations

The Partnership reported gains of approximately $3.2 million from the recognition of the sale of the Ohio Properties and Greens Property in the first nine months of 2013.

Results of Operations

Consolidated Results of Operations

The following discussion of the Company’s results of operations for the three and nine months ended September 30, 2013 and September 30, 2012 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012 (Consolidated)
Change in Results of Operations

	For Three Months Ended September 30, 2013	For Three Months Ended September 30, 2012	Dollar Change
Revenues:
Property revenues	$4,299,376	$3,186,964	$1,112,412
Investment income	5,247,808	3,110,717	2,137,091
Other interest income	216,993	15,224	201,769
Total revenues	9,764,177	6,312,905	3,451,272

Expenses:
Real estate operating (exclusive of items shown below)	2,609,955	2,135,455	474,500
Provision for loan loss	72,000	—	72,000
Recovery of loss on receivables	—	(261,825)	261,825
Depreciation and amortization	1,762,224	1,231,729	530,495
Interest	2,325,372	1,551,543	773,829
General and administrative	985,778	834,301	151,477
Total Expenses	7,755,329	5,491,203	2,264,126
Net income	2,008,848	821,702	1,187,146
Income from discontinued operations (including gain on sale of MF Properties of $1,401,656 in 2013 and $1,277,976 in 2012)	1,342,498	1,526,964	(184,466)
Net income	3,351,346	2,348,666	1,002,680
Net income attributable to noncontrolling interest	(59,913)	137,099	(197,012)
Net income - America First Tax Exempt Investors, L.P.	$3,411,259	$2,211,567	$1,199,692

Property revenues. The property revenues increased approximately $1.1 million comparing the third quarter of 2013 and the third quarter of 2012. The approximate $928,000 increase was attributable to the acquisition of Maples on 97th in August 2012, Weatherford which began leasing in 2012, DeCordova which began leasing 34 newly constructed rental units in the third quarter of 2012, and Woodland Park which became an MF Property effective June 1, 2013. In addition, approximately $201,000 was attributable to Arboretum's increased occupancy. The MF Properties averaged monthly rent of approximately $608 per unit in the third quarter of 2013 as compared with $538 per unit in the third quarter of 2012. The Consolidated VIEs averaged $601 per unit in monthly rent in 2013 as compared to $586 per unit in 2012.

Investment income.   Investment income includes interest earned on tax-exempt mortgage revenue bonds, PHC Certificates, and MBS. This income increased during the third quarter of 2013 as compared to the third quarter of 2012 by approximately $2.1 million due to offsetting factors. Approximately $2.7 million of the increase in interest income is the result of the addition of the Ohio Properties, Greens Property, Arbors at Hickory Ridge, Vantage at Judson, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Avistar on the Hills Apartments (f/k/a Kingswood Apartments), Avistar at the Oaks Apartments (f/k/a Dublin Apartments), Avistar in 09 Apartments (f/k/a Waterford Apartments), and Vantage at Harlingen Apartments tax-exempt mortgage revenue bonds, PHC Certificates, and MBS. These increases were offset by the loss of approximately $508,000 of investment income due to the redemption of Iona Lakes tax-exempt mortgage revenue bond and the completion of the foreclosure of Woodland Park mortgage bond in the second quarter of 2013.

Other interest income. Other interest income is comprised mainly of interest income on taxable property loans held by the Partnership. The increase in other interest income from the third quarter of 2013 as compared to the third quarter of 2012 is attributable to taxable interest income from the taxable property loans which are securitized by the Ohio Properties.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties and the Consolidated VIEs is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The types of real estate operating expenses are consistent for both the consolidated Company and Partnership Only formats. The increase in real estate operating expenses from the third quarter of 2013 to the third quarter of 2012 was partly due to approximately $443,000 of real estate operating expenses related to Maples on 97th which was acquired in August 2012 and Woodland Park which became an MF Property effective June 1, 2013 (see Note 7). Arboretum, Eagle Village, and Weatherford reported approximately $93,000 greater real estate taxes when comparing the third quarter of 2013 to the third quarter of 2012. The remaining increase was related to the existing VIEs and MF Properties normal operating increases in salaries, utilities, insurance and repair and maintenance expenses. These increases were offset by approximately $150,000 in acquisition costs reported by the EAT (Maples on 97th) VIE in 2012, the year in which that property was acquired.

Provision for loan loss. The Company periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment. The value of the underlying property assets is ultimately the most relevant measure of value to support the investment carrying values. Investments tested for impairment include all fixed assets, bond investments and taxable property loans made to various properties and other amounts due to the Company. Such evaluation is based on cash flow and discounted cash flow models. During the third quarter of 2013, the Company determined a portion of the taxable property loans were potentially impaired and an additional provision for loan loss should be recorded.   A provision for loan loss and an associated loan loss reserve of $72,000 was recorded against the Cross Creek taxable property loan in the third quarter of 2013. There was no provision for loan loss or associated loan loss reserve in the third quarter of 2012.

Provision for loss on receivables. A quarterly provision for loss was recorded on the interest receivable from the Woodland Park tax-exempt mortgage revenue bond until the foreclosure was completed on May 29, 2013. As a result, there is no quarterly expense for the third quarter of 2013. During the third quarter of 2012, Woodland Park remitted a portion of the 2012 interest that was due on their bond which had been previously reserved against; all remaining accrued interest for 2012 was reserved.

Depreciation and amortization expense.  Depreciation results primarily from the apartment properties of the Consolidated VIEs and the MF Properties. Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB Credit Facilities. Approximately $470,000 of the increase in depreciation and amortization expense from the third quarter of 2012 to the third quarter of 2013 is related to Woodland Park which became an MF property effective June 1, 2013, Maples on 97th which was acquired at the end of August 2012 and the additional depreciation recorded once the Residences at Weatherford's construction was completed and placed in service in the third quarter of 2012. The majority of the remaining increase is related to the additional amortization expense reported on the Partnership's financing.

Interest expense. The net increase in interest expense during the third quarter of 2013 as compared to the third quarter of 2012 was due to offsetting factors. An approximate $165,000 increase between the two quarters resulted from the change in the mark to market adjustment of the Company's derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. In addition, an increase of approximately $658,000 resulted from higher average outstanding debt principal between the two quarters. Offsetting these increases was a decrease of approximately $48,000 resulted from a decrease in interest rates. The Company's borrowing cost decreased to approximately 2.6% per annum for the third quarter of 2013 as compared to approximately 2.7% per annum in the third quarter of 2012.

General and administrative expenses. The increase in general and administrative expenses is mostly attributable to an approximate $147,000 increase in administrative fees payable to AFCA 2 related to the acquisition of the Public Housing Capital Fund Trusts, MBS, and tax exempt mortgage revenue bonds secured by the Arbors at Hickory Ridge Apartments, Vantage at Judson, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Avistar at the Oaks Apartments (f/k/a Dublin Apartments), Avistar on the Hills Apartments (f/k/a Kingswood Apartments), Avistar in 09 Apartments (f/k/a Waterford Apartments), and Vantage at Harlingen Apartments. The remaining increase is comprised of increased professional fees, printing expenses and travel expenses during the third quarter of 2013 as compared to third quarter 2012.

Income from discontinued operations. The difference between the third quarters of 2013 and 2012 relates to the number of properties reported as discontinued operations. The Greens Property is the single property reported as discontinued operations for the third quarter of 2013 (only one month of activity). Eagle Ridge, Churchland, the Ohio Properties and the Greens Property results of operations are all reported as discontinued operations for the third quarter of 2012. The Company recognized a gain from the sale of the Greens Property in the third quarter of 2013 and a gain from the sale of Churchland in the third quarter of 2012.

Nine months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012 (Consolidated)
Change in Results of Operations

	For Nine Months Ended September 30, 2013	For Nine Months Ended September 30, 2012	Dollar Change
Revenues:
Property revenues	$11,984,229	$9,003,313	$2,980,916
Investment income	17,559,622	7,770,767	9,788,855
Contingent tax-exempt interest income	6,497,160	—	6,497,160
Other interest income	1,558,158	97,996	1,460,162
Gain on sale of bonds	—	667,821	(667,821)
Other income	250,000	—	250,000
Total revenues	37,849,169	17,539,897	20,309,272

Expenses:
Real estate operating (exclusive of items shown below)	6,982,316	5,495,883	1,486,433
Realized loss on taxable property loan	4,557,741	—	4,557,741
Provision for loan loss	168,000	—	168,000
Provision for loss on receivables	241,698	214,525	27,173
Depreciation and amortization	5,004,682	3,446,111	1,558,571
Interest	5,287,994	4,317,329	970,665
General and administrative	3,097,713	2,533,246	564,467
Total expenses	25,340,144	16,007,094	9,333,050
Income from continuing operations	12,509,025	1,532,803	10,976,222
Income from discontinued operations (including gain on sale of MF Properties of $3,177,183 in 2013 and $1,277,976 in 2012)	3,442,404	2,013,713	1,428,691
Net income	15,951,429	3,546,516	12,404,913
Net income attributable to noncontrolling interest	263,584	398,469	(134,885)
Net income - America First Tax Exempt Investors, L. P.	$15,687,845	$3,148,047	$12,539,798

Property revenues.  Property revenues increased approximately $2.9 million between the years mostly attributable to the acquisition of Maples on 97th in August 2012, Weatherford which began leasing in the second quarter of 2012, DeCordova which began leasing 34 newly constructed rental units in the third quarter of 2012, and Woodland Park which became an MF Property effective June 1, 2013. In addition, approximately $479,000 of the increase is attributable to the improved occupancy at Arboretum. The MF Properties averaged monthly rent of approximately $557 per unit in 2013 as compared with $535 per unit in 2012. The Consolidated VIEs averaged $597 per unit in monthly rent in 2013 as compared to $586 per unit in 2012.

Investment income.   Investment income includes interest earned on tax-exempt mortgage revenue bonds, PHC Certificates, and MBS. This income increased during the first nine months of 2013 as compared to the first nine months of 2012 by approximately $9.8 million due to various factors. Approximately $5.2 million of the increase is tied to the recognition of the sale of the Ohio and Greens Properties in the first nine months of 2013. This income is tax-exempt interest payments received by the Partnership since it acquired the Ohio Properties' tax-exempt mortgage revenue bonds in June 2010 and the Greens Property's tax-exempt mortgage revenue bonds in October 2012 which previously was deferred due to the deposit method of accounting (see Note 9). Approximately $5.7 million of the increase in interest income is the result of the addition of the Arbors at Hickory Ridge, Vantage at Judson, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Avistar on the Hills Apartments (f/k/a Kingswood Apartments), Avistar at the Oaks Apartments (f/k/a Dublin Apartments), Avistar in 09 Apartments (f/k/a Waterford Apartments), and Vantage at Harlingen Apartments tax-exempt mortgage revenue bonds, PHC Certificates, and MBS. These increases were offset by the loss of approximately $1.0 million from the sale of GMF-Madison Tower and GMF-Warren/Tulane tax-exempt mortgage revenue bonds in 2012, redemption of Iona Lakes tax-exempt mortgage revenue bond in 2013, and the completion of the foreclosure of Woodland Park in May 2013.

 Contingent interest income. The Company realized approximately $6.5 million of contingent tax-exempt interest income upon the redemption of the Iona Lakes tax-exempt mortgage revenue bond in June 2013 (see Note 4). There was no contingent interest income realized in 2012.

Other interest income. Other interest income is comprised mainly of interest income on taxable property loans held by the Partnership. The majority of the increase in other interest income is attributable to approximately $1.1 million in taxable interest income realized from the taxable property loans securitized by the Ohio Properties. This resulted from the Partnership recognizing the sale of the Ohio Properties during the first nine months of 2013 (see Note 9).

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

Real estate operating expenses. The increase in real estate operating expenses was partly due to approximately $984,000 of real estate operating expenses related to Maples on 97th which was acquired in August 2012 and Woodland Park which became an MF Property effective June 1, 2013 (see Note 7). Glynn Place reported approximately $110,000 of additional repair expenses for the first nine months of 2013 as compared to the first nine months of 2012. Arboretum, Eagle Village, and Weatherford reported approximately $275,000 greater real estate taxes when comparing the first nine months of 2013 to the same period in 2012. The remaining increase was related to the existing VIEs and MF Properties normal operating increases in salaries, utilities, insurance and repair and maintenance expenses. These increases were offset by approximately $150,000 in acquisition costs reported by the EAT (Maples on 97th) VIE in 2012.

Realized loss on taxable property loan. In June 2013, the Partnership redeemed its interest in the Iona Lakes tax-exempt mortgage revenue bond for approximately $21.9 million. This redemption resulted in the realization of approximately $4.6 million loss on a taxable property loan. There was no realized loss on taxable property loans reported in the first nine months of 2012.

Provision for loan loss. The Company periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment. During the first nine months of 2013, the Company determined a portion of the taxable property loans were potentially impaired and an additional provision for loan loss should be recorded.   A provision for loan loss and an associated loan loss reserve of $168,000 was recorded against the Cross Creek taxable property loan in the second quarter of 2013. There was no provision for loan loss or associated loan loss reserve in the first nine months of 2012.

Provision for loss on receivables. A provision for loss was recorded on the interest receivable from the Woodland Park tax-exempt mortgage revenue bond until the foreclosure was completed on May 29, 2013. Any cash receipts of interest income was recorded as received.

Depreciation and amortization expense.  Depreciation results primarily from the apartment properties of the Consolidated VIEs and the MF Properties. Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB Credit Facilities. Approximately $1.3 million of the increase in depreciation and amortization expense from the first nine months of 2012 to the first nine months of 2013 is related to Woodland Park which became an MF property effective June 1, 2013, Maples on 97th which was acquired at the end of August 2012, the additional depreciation recorded once the Residences at Weatherford's construction was completed and placed in service in second quarter of 2012, and the additional depreciation recorded once the Residences of DeCordova's new unit construction was completed in the third quarter of 2012. The remaining increase is related to the additional amortization expense reported on the Partnership's financing.

Interest expense. The net increase in interest expense during the first nine months of 2013 as compared to the first nine months of 2012 was due to offsetting factors. An increase of approximately $2.0 million resulted from higher average outstanding debt principal when comparing the first nine months of 2013 to the first nine months of 2012. An approximate $751,000 decrease between the two nine month periods resulted from the change in the mark to market adjustment of the Company's derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. In addition, a decrease of approximately $244,000 resulted from a decrease in interest rates. The Company's borrowing cost decreased to approximately 2.5% per annum for the first nine months of 2013 as compared to approximately 2.7% per annum in the first nine months of 2012.

General and administrative expenses. The increase in general and administrative expenses is due to offsetting factors. An approximate $492,000 is related to increased administrative fees payable to AFCA 2 related to the acquisition of the Public Housing Capital Fund Trusts, MBS, and the Arbors at Hickory Ridge Apartments, Vantage at Judson, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Avistar at the Oaks Apartments (f/k/a Dublin Apartments), Avistar on the Hills Apartments (f/k/a Kingswood Apartments), Avistar in 09 (f/k/a Waterford Apartments), and Vantage at Harlingen Apartments tax-exempt mortgage revenue bonds. The remaining increase is comprised of increased professional fees, printing expenses and travel expenses during the third quarter of 2013 as compared to third quarter 2012 offset by incentive compensation recorded in 2012 which did not recur in 2013.

Income from discontinued operations. The majority of the increase is attributable to the gain of approximately $1.8 million from the recognition of the sale of the Ohio Properties and approximately $1.4 million from the recognition of the sale of the Greens Property in the first nine months of 2013. The Company sold Churchland during third quarter of 2012 and recognized a gain of approximately $1.3 million.

Partnership Only Results of Operations

The following discussion of the Partnership’s results of operations for the three and nine months ended September 30, 2013 and September 30, 2012 reflects the operations of the Partnership without the consolidation of any VIEs during either period under the GAAP consolidation rules then in effect.  This information is used by management to analyze the Partnership’s operations and is reflective of the consolidated operations of the Tax-Exempt Bond Investments segment and the MF Properties segment as presented in Note 19 to the condensed consolidated financial statements.

Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012 (Partnership Only)
Changes in Results of Operations

	For Three Months Ended September 30, 2013	For Three Months Ended September 30, 2012	Dollar Change
Revenues:
Property revenues	$3,074,115	$1,983,077	$1,091,038
Investment income	5,623,450	3,490,431	2,133,019
Other interest income	216,993	15,224	201,769
Total revenues	8,914,558	5,488,732	3,425,826
Expenses:
Real estate operating (exclusive of items shown below)	1,794,008	1,175,585	618,423
Provision for loan loss	72,000	—	72,000
Recovery of loss on receivables	—	(261,825)	261,825
Depreciation and amortization	1,409,847	854,252	555,595
Interest	2,325,372	1,551,543	773,829
General and administrative	985,778	834,301	151,477
Total expenses	6,587,005	4,153,856	2,433,149
Net income	2,327,553	1,334,876	992,677
Income from discontinued operations (including gain on sale of MF Properties of $1,401,656 in 2013 and $1,277,976 in 2012)	1,342,498	1,526,964	(184,466)
Net income	3,670,051	2,861,840	808,211
Net (loss) income attributable to noncontrolling interest	(59,913)	137,099	(197,012)
Net income - America First Tax Exempt Investors, L.P.	$3,729,964	$2,724,741	$1,005,223

Property revenues. The property revenues increased approximately $1.1 million comparing the third quarter of 2013 and the third quarter of 2012. The approximate $928,000 increase was attributable to the acquisition of Maples on 97th in August 2012, Weatherford which began leasing in 2012, DeCordova which began leasing 34 newly constructed rental units in the third quarter of 2012, and Woodland Park which became an MF Property effective June 1, 2013. In addition, approximately $201,000 was attributable to Arboretum's increased occupancy. The MF Properties averaged monthly rent of approximately $608 per unit in the third quarter of 2013 as compared with $538 per unit in the third quarter of 2012.

Investment income.  Investment income includes interest earned on tax-exempt mortgage revenue bonds, PHC Certificates, and MBS. This income increased during the third quarter of 2013 as compared to the third quarter of 2012 by approximately $2.1 million due to offsetting factors. Approximately $2.7 million of the increase in interest income is the result of the addition of the Ohio Properties, Greens Property, Arbors at Hickory Ridge, Vantage at Judson, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Avistar on the Hills Apartments (f/k/a Kingswood Apartments), Avistar at the Oaks Apartments (f/k/a Dublin Apartments), Avistar in 09 Apartments (f/k/a Waterford Apartments), and Vantage at Harlingen Apartments tax-exempt mortgage revenue bonds, PHC Certificates, and MBS. These increases were offset by losses of approximately $508,000 from the redemption of Iona Lakes tax-exempt mortgage revenue bond and the completion of the foreclosure of Woodland Park in the second quarter 2013.

Other interest income. Other interest income is comprised mainly of interest income on taxable property loans held by the Partnership. The increase in other interest income from the third quarter of 2013 as compared to the third quarter of 2012 is attributable to taxable interest income from the taxable property loans which are securitized by the Ohio Properties.

Real estate operating expenses. The increase in real estate operating expenses from the third quarter of 2013 to the third quarter of 2012 was partly due to approximately $443,000 of real estate operating expenses related to Maples on 97th which was acquired in August 2012 and Woodland Park which became an MF Property effective June 1, 2013 (see Note 7). Arboretum, Eagle Village, and Weatherford reported approximately $93,000 greater real estate taxes when comparing the third quarter of 2013 to the third quarter of 2012. The remaining increase was related to the existing MF Properties normal operating increases in salaries, utilities, insurance and repair and maintenance expenses.

Provision for loan loss. The Company periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment. The value of the underlying property assets is ultimately the most relevant measure of value to support the investment carrying values. Investments tested for impairment include all fixed assets, bond investments and taxable property loans made to various properties and other amounts due to the Company. Such evaluation is based on cash flow and discounted cash flow models. During the third quarter of 2013, the Company determined a portion of the taxable property loans were potentially impaired and an additional provision for loan loss should be recorded.   A provision for loan loss and an associated loan loss reserve of $72,000 was recorded against the Cross Creek taxable property loan in the third quarter of 2013. There was no provision for loan loss or associated loan loss reserve in the third quarter of 2012.

Provision for loss on receivables. A quarterly provision for loss was recorded on the interest receivable from the Woodland Park tax-exempt mortgage revenue bond until the foreclosure was completed on May 29, 2013. As a result, there is no quarterly expense for third quarter of 2013. During the third quarter of 2012, Woodland Park remitted a portion of the 2012 interest owed on the mortgage bond; all remaining accrued interest for 2012 was reserved.

Depreciation and amortization expense.  Depreciation results primarily from the apartment properties of the MF Properties. Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB Credit Facilities. Approximately $470,000 of the increase in depreciation and amortization expense from the third quarter of 2012 to the third quarter of 2013 is related to Woodland Park which became an MF property effective June 1, 2013, Maples on 97th which was acquired at the end of August 2012 and the additional depreciation recorded once the Residences at Weatherford's construction was completed and placed in service in third quarter of 2012. The majority of the remaining increase is related to the additional amortization expense reported on the Partnership's financing.

Interest expense. The net increase in interest expense during the third quarter of 2013 as compared to the third quarter of 2012 was due to offsetting factors. An approximate $165,000 increase between the two quarters resulted from the change in the mark to market adjustment of the Company's derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. In addition, an increase of approximately $658,000 resulted from higher average outstanding debt principal between the two quarters. Offsetting these increases was a decrease of approximately $48,000 resulted from a decrease in interest rates. The Company's borrowing cost decreased to approximately 2.6% per annum for the third quarter of 2013 as compared to approximately 2.7% per annum in the third quarter of 2012.

General and administrative expenses. The increase in general and administrative expenses is mostly attributable to an approximate $147,000 increase in administrative fees payable to AFCA 2 related to the acquisition of the Public Housing Capital Fund Trusts, MBS, and tax exempt mortgage revenue bonds secured by the Arbors at Hickory Ridge Apartments, Vantage at Judson, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Avistar at the Oaks Apartments (f/k/a Dublin Apartments), Avistar on the Hills Apartments (f/k/a Kingswood Apartments), Avistar in 09 (f/k/a Waterford Apartments), and Vantage at Harlingen Apartments. The remaining increase is comprised of increased professional fees, printing expenses and travel expenses during the third quarter of 2013 as compared to third quarter 2012.

Income from discontinued operations. The difference between the third quarter of 2013 and 2012 relates to the number of properties reported as discontinued operations. The Greens Property is the single property reported as discontinued operations for the third quarter of 2013 (only one month of activity). Eagle Ridge, Churchland, the Ohio Properties and the Greens Property results of operations are all reported as discontinued operations for the third quarter of 2012. The Company recognized a gain from the sale of the Greens Property in the third quarter of 2013 and a gain from the sale of Churchland in the third quarter of 2012.

Nine months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012 (Partnership Only)
Changes in Results of Operations

	For Nine Months Ended September 30, 2013	For Nine Months Ended September 30, 2012	Dollar Change
Revenues:
Property revenues	$8,325,593	$5,404,772	$2,920,821
Investment income	18,689,649	8,912,856	9,776,793
Contingent tax-exempt interest income	6,497,160	—	6,497,160
Other interest income	1,558,158	97,996	1,460,162
Gain on sale of bonds	—	667,821	(667,821)
Other income	250,000	—	250,000
Total revenues	35,320,560	15,083,445	20,237,115
Expenses:			—
Real estate operating (exclusive of items shown below)	4,632,958	3,096,677	1,536,281
Realized loss on taxable property loan	4,557,741	—	4,557,741
Provision for loan loss	168,000	—	168,000
Provision for loss on receivables	241,698	214,525	27,173
Depreciation and amortization	3,963,628	2,376,823	1,586,805
Interest	5,287,994	4,317,329	970,665
General and administrative	3,097,713	2,533,246	564,467
Total expenses	21,949,732	12,538,600	9,411,132
Net income	13,370,828	2,544,845	10,825,983
Income from discontinued operations (including gain on sale of MF Properties of $3,177,183 in 2013 and $1,277,976 in 2012)	3,442,404	2,013,713	1,428,691
Net income	16,813,232	4,558,558	12,254,674
Net income attributable to noncontrolling interest	263,584	398,469	(134,885)
Net income - America First Tax Exempt Investors, L.P.	$16,549,648	$4,160,089	$12,389,559

Property revenues.  Property revenues increased approximately $2.9 million between the years mostly attributable to the acquisition of Maples on 97th in August 2012, Weatherford which began leasing in the second quarter of 2012, DeCordova which began leasing 34 newly constructed rental units in the third quarter of 2012, and Woodland Park which became an MF Property effective June 1, 2013. In addition, approximately $479,000 of the increase is attributable to the improved occupancy at Arboretum. The MF Properties averaged monthly rent of approximately $557 per unit in 2013 as compared to $535 per unit in 2012.

Investment income.   Investment income includes interest earned on tax-exempt mortgage revenue bonds, PHC Certificates, and MBS. This income increased during the first nine months of 2013 as compared to the first nine months of 2012 by approximately $9.8 million due to various factors. Approximately $5.2 million of the increase is tied to the recognition of the sale of the Ohio and Greens Properties in the first nine months of 2013. This income is tax-exempt interest payments received by the Partnership since it acquired the Ohio Properties' tax-exempt mortgage revenue bonds in June 2010 and the Greens Property's tax-exempt mortgage revenue bonds in October 2012 which previously was deferred due to the deposit method of accounting (see Note 9). Approximately $5.7 million of the increase in interest income is the result of the addition of the Arbors at Hickory Ridge, Vantage at Judson, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Avistar on the Hills Apartments (f/k/a Kingswood Apartments), Avistar at the Oaks Apartments (f/k/a Dublin Apartments), Avistar in 09 Apartments (f/k/a Waterford Apartments), and Vantage at Harlingen Apartments tax-exempt mortgage revenue bonds, PHC Certificates, and MBS. These increases were offset by decreases of approximately $1.0 million from the sale of GMF-Madison Tower and GMF-Warren/Tulane tax-exempt mortgage revenue bonds in 2012, redemption of Iona Lakes tax-exempt mortgage revenue bond in 2013, and the completion of the foreclosure of Woodland Park in May 2013.

 Contingent interest income. The Company realized approximately $6.5 million of contingent tax-exempt interest income upon the redemption of the Iona Lakes tax-exempt mortgage revenue bond in June 2013 (see Note 4). There was no contingent interest income realized in 2012.

Other interest income. Other interest income is comprised mainly of interest income on taxable property loans held by the Partnership. The majority of the increase in other interest income is attributable to approximately $1.1 million in taxable interest income realized from the taxable property loans securitized by the Ohio Properties. This resulted from the Partnership recognizing the sale of the Ohio Properties during the first nine months of 2013 (see Note 9).

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

Real estate operating expenses. The increase in real estate operating expenses was partly due to approximately $984,000 of real estate operating expenses related to Maples on 97th which was acquired in August 2012 and Woodland Park which became an MF Property effective June 1, 2013 (see Note 7). Glynn Place reported approximately $110,000 of additional repair expenses for the first nine months of 2013 as compared to the first nine months of 2012. Arboretum, Eagle Village, and Weatherford reported approximately $275,000 greater real estate taxes when comparing the first nine months of 2013 to the same period in 2012. The remaining increase was related to the existing MF Properties normal operating increases in salaries, utilities, insurance and repair and maintenance expenses.

Realized loss on taxable property loan. In June 2013, the Partnership redeemed its interest in the Iona Lakes tax-exempt mortgage revenue bond for approximately $21.9 million. This redemption resulted in the realization of approximately $4.6 million loss on a taxable property loan. There was no realized loss on taxable property loans reported in the first nine months of 2012.

Provision for loan loss. The Company periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment. During the first nine months of 2013, the Company determined a portion of the taxable property loans were potentially impaired and an additional provision for loan loss should be recorded.   A provision for loan loss and an associated loan loss reserve of $168,000 was recorded against the Cross Creek taxable property loan in the third quarter of 2013. There was no provision for loan loss or associated loan loss reserve in the first nine months of 2012.

Provision for loss on receivables. A provision for loss was recorded on the interest receivable from the Woodland Park tax-exempt mortgage revenue bond until the foreclosure was completed on May 29, 2013. Any cash receipts of interest income was recorded as received.

Depreciation and amortization expense.  Depreciation results primarily from the apartment properties of the MF Properties. Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB Credit Facilities. Approximately $1.3 million of the increase in depreciation and amortization expense from the first nine months of 2012 to the first nine months of 2013 is related to Woodland Park which became an MF property effective June 1, 2013, Maples on 97th which was acquired at the end of August 2012, the additional depreciation recorded once the Residences at Weatherford's construction was completed and placed in service in second quarter of 2012, and the additional depreciation recorded once the Residences of DeCordova's new unit construction was completed in the third quarter of 2012. The remaining increase is related to the additional amortization expense reported on the Partnership's financing.

Interest expense. The net increase in interest expense during the first nine months of 2013 as compared to the first nine months of 2012 was due to offsetting factors. An increase of approximately $2.0 million resulted from higher average outstanding debt principal when comparing the first nine months of 2013 to the first nine months of 2012. An approximate $751,000 decrease between the two nine month periods resulted from the change in the mark to market adjustment of the Company's derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. In addition, a decrease of approximately $244,000 resulted from a decrease in interest rates. The Company's borrowing cost decreased to approximately 2.5% per annum for the first nine months of 2013 as compared to approximately 2.7% per annum in the first nine months of 2012.

General and administrative expenses. The increase in general and administrative expenses is due to offsetting factors. An approximate $492,000 is related to increased administrative fees payable to AFCA 2 related to the acquisition of the Public Housing Capital Fund Trusts, MBS, and the Arbors at Hickory Ridge Apartments, Vantage at Judson, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Avistar at the Oaks Apartments (f/k/a Dublin Apartments), Avistar on the Hills Apartments (f/k/a Kingswood Apartments), Avistar in 09 (f/k/a Waterford Apartments), and Vantage at Harlingen Apartments tax-exempt mortgage revenue bonds. The remaining increase is comprised of increased professional fees, printing expenses and travel expenses during the third quarter of 2013 as compared to third quarter 2012 offset by incentive compensation recorded in 2012 which did not recur in 2013.

Income from discontinued operations. The majority of the increase is attributable to the gain of approximately $1.8 million from the recognition of the sale of the Ohio Properties and approximately $1.4 million from the recognition of the sale of the Greens Property in the first nine months of 2013. The Company sold Churchland during third quarter of 2012 and recognized a gain of approximately $1.3 million.

Liquidity and Capital Resources

Tax-exempt interest earned on the tax-exempt mortgage revenue bonds, including those financing properties held by Consolidated VIEs, and tax-exempt investment income earned on the PHC Certificates and the MBS represents the Partnership's principal source of cash flow.  The Partnership may also receive interest payments on its taxable property loans, earnings on temporary investments and cash distributions from equity interests held in MF Properties.  Tax-exempt interest is primarily comprised of base interest payments received on the Partnership’s tax-exempt mortgage revenue bonds, PHC Certificates and MBS.  Certain of the tax-exempt mortgage revenue bonds may also generate payments of contingent interest to the Partnership from time to time when the underlying apartment properties generate excess cash flow.  Because base interest on each of the Partnership’s tax-exempt mortgage revenue bonds and MBS is fixed, the Partnership’s cash receipts tend to be fairly constant quarter to quarter unless the Partnership acquires or disposes of its investments in tax-exempt mortgage revenue bonds.  Changes in the economic performance of the properties financed by tax-exempt mortgage revenue bonds with a contingent interest provision will affect the amount of contingent interest, if any, paid to the Partnership.

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

Other sources of cash available to the Partnership include proceeds from debt financing, mortgages, and the sale of additional Beneficial Unit Certificates ("BUCs").  The Company currently has outstanding debt financing of $226.6 million under separate credit facilities and mortgages of $51.8 million secured by eight MF Properties.

In June 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Avistar on the Boulevard, Avistar at Chase Hill, and Avistar at the Crest Series A tax-exempt mortgage revenue bonds. The amount borrowed and the balance at September 30, 2013 was $20.0 million. On the date of closing the total fixed TOB Trust fee was approximately 2.1% per annum plus a variable interest rate tied to SIFMA paid on the TOB Trust on the SPEARS of approximately .4% resulting in a total cost of borrowing of approximately 2.5%. The facility matures in June 2014 (see Note 10).

In April 2013, the Company borrowed approximately $7.8 million through a sixth securitization of the MBS TOB Trust with a par value of approximately $10.0 million. On the date of closing the total fixed MBS TOB Trust fee was approximately .9% per annum and the variable rate paid on the TOB Trust on the SPEARS of approximately .3% which is tied to SIFMA resulting in a total cost of borrowing of approximately 1.2%. This MBS TOB Trust matures in February 2014 (see Note 10).
In April 2013, the Company executed an interest-only loan to borrow up to $25.5 million for a three year term at a variable interest rate secured by the student housing complex in Lincoln, Nebraska. The Company also secured a $4.3 million tax-incremental financing loan which is for a term of five years, carries a fixed interest rate of approximately 4.7% per annum, requires principal payments commencing after 24 months and has a balloon payment due at maturity. The Company has borrowed approximately $1.8 million on the three year term facility as of September 30, 2013 (see Notes 11 and 16).

In March 2013, the Partnership obtained a $10.0 million unsecured revolving line of credit. This revolving line of credit carries a variable interest rate which was approximately 3.5% at the date of closing and matures in March 2014. On September 30, 2013, the Partnership reported an approximate $7.5 million balance at an approximate 3.5% interest rate (see Note 10). This line of credit will be utilized to help with short-term working capital needs and to fund new investments during the periods of time that Company is working with its lender to finalize new TOB financings of assets.

In March 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Arbors at Hickory Ridge tax-exempt mortgage revenue bond. The amount borrowed on date of closing and on September 30, 2013 was $7.0 million with a variable interest rate tied to SIFMA maturing in February 2014. On the date of closing the total fixed TOB Trust fee was approximately 2.1% per annum and the rate paid on the TOB Trust on the SPEARS was approximately .5% resulting in a total cost of borrowing of approximately 2.6% (see Note 10).

In February 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Greens Property tax-exempt mortgage revenue bond. The amount borrowed was approximately $5.8 million with a variable interest rate tied to SIFMA maturing in December 2013. On the date of closing the total fixed TOB Trust fee was approximately 2.1% per annum and the rate paid on the TOB Trust on the SPEARS was approximately .5% resulting in a total cost of borrowing of approximately 2.6%. The outstanding balance was $5.7 million at September 30, 2013 (see Note 10).

In February 2013, the Partnership obtained a debt facility secured by the Iona Lakes tax-exempt mortgage revenue bond with total available borrowings of up to $6.0 million. Any borrowed amount carried a fixed interest rate of 5.0% per annum and the facility had a stated maturity of February 25, 2014. On June 29, 2013 the Partnership retired this debt facility (see Note 10).

In January 2013, the Company borrowed approximately $2.0 million through a TOB securitizing state issued MBS with a par value of approximately $2.5 million. At the date of closing this borrowing carried a total fixed MBS TOB Trust fee of approximately .9% per annum plus a variable interest rate tied to SIFMA of approximately .3% resulting in a total cost of borrowing of approximately 1.2%. This facility matures in April 2014 (see Note 10).

As of September 30, 2013, the total costs of borrowing by investment type are:

•	range between approximately 1.0% and 1.3% for the MBS TOB Trusts

•	2.3% for the PHC Trust Certificates TOB Trusts

•	range between approximately 2.0% and 2.5% for the TOB Trusts securitized by tax-exempt mortgage revenue bonds: and

•	3.6% per annum for the revolving line of credit.

In addition to the debt facilities, the Company has eight outstanding mortgage loans collaterized by eight MF Properties. The total outstanding mortgage loan principal is approximately $51.8 million. These mortgages carry current interest rates ranging from 2.8% to 5.9% with maturity dates ranging from March 2014 to February 2017 (see Note 11).

In September 2013, the Partnership executed a $7.0 million promissory note related to the Woodland Park property. This promissory note carries a fixed interest rate of approximately 2.8% per annum plus 30-day LIBOR which was approximately .2%, resulting in approximately 3.0% at the date of closing and September 30, 2013. The Partnership has borrowed approximately $6.0 million as of September 30, 2013 and the facility matures in March 2014 (see Note 11).

In February 2013, the Partnership obtained a $7.5 million loan secured by the Maples on 97th property. This loan is with an unrelated third party bank and carries a fixed annual interest rate of approximately 3.6% per annum through June 30, 2013 switching to approximately 4.4% per annum on July 1, 2013, maturing on February 10, 2016. Title to the Maples on 97th property also transferred to the Partnership from the EAT (Maples on 97th) (a wholly-owned subsidiary of an unrelated title company) in February 2013 (see Note 11).

The Partnership is authorized to issue additional BUCs to raise additional equity capital to fund investment opportunities.  In May 2012, the Partnership issued an additional 12,650,000 BUC's through an underwritten public offering at a public offering price of $5.06 per BUC. Net proceeds realized by the Partnership from the issuance of these BUCs were approximately $60.0 million after payment of an underwriter's discount and other offering costs of approximately $4.0 million.

The Partnership’s principal uses of cash are the payment of distributions to unitholders, interest and principal on debt financing, and general and administrative expenses. The Partnership also uses cash to acquire additional investments.  Distributions to unitholders may increase or decrease at the determination of the General Partner.  The per unit cash available for distribution primarily depends on the amount of interest and other cash received by the Partnership from its portfolio of tax-exempt mortgage revenue bonds and other investments, the amount of the Partnership's outstanding debt and the effective interest rates paid by the Partnership on this debt, the level of operating and other cash expenses incurred by the Partnership and the number of units outstanding. During the three months and nine months ended September 30, 2013, the Partnership generated cash available for distribution of $0.09 and $0.34 per unit, respectively, as compared to a distribution of $0.125 and $0.375 per unit, respectively. See “Cash Available for Distribution,” after the next section heading. The General Partner believes that upon completion of its current investment and financing plans, the Partnership will be able to meet its liquidity requirements, including the payment of expenses, interest on its debt financing, and cash distributions to unitholders at the current level of $0.50 per unit per year without the use of unrestricted cash. However, if actual results vary from current projections and the actual CAD generated is less than the new regular distribution, such distribution amount may need to be reduced.

The Partnership's operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 40% and 60% of the total par value of the Partnership's tax-exempt mortgage revenue bond portfolio.   As of September 30, 2013, the total par value of the Partnership's total bond portfolio is approximately $235.7 million. The outstanding debt financing arrangements securitized with tax-exempt mortgage revenue bonds include the four TOB facilities with DB and the TEBS financing agreement with Freddie Mac. These debt financing arrangements have an outstanding balance of $135.8 million in total as of September 30, 2013.  This calculates to a leverage ratio of 58%.  The Partnership's operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 60% and 80% of the total par value of the Partnership's other tax-exempt investments. The Partnership also has nine outstanding PHC and MBS TOB facilities at September 30, 2013, which have total outstanding borrowings of $83.2 million. These are securitizations of its PHC Certificates and MBS. The par value of its PHC Certificates and MBS is $108.6 million, which calculates to a leverage ratio of 77%. Additionally, the MF Properties are encumbered by mortgage loans with an aggregate principal balance of approximately $51.8 million.  These mortgage loans mature at various times from March 2014 through February 2017 (see Note 11 to the consolidated financial statements). The debt financing plus mortgage loans total of $278.4 million results in a leverage ratio to Partnership Total Assets of 60%.

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

On a consolidated basis, cash provided by operating activities increased by approximately $7.3 million for the first nine months of 2013 as compared to the first nine months of 2012 due to the increase in income from continuing operations and changes in working capital components.  Cash used for investing activities increased approximately $22.8 million for first nine months of 2013 as compared to the first nine months of 2012. In the first nine months of 2013 the Company used approximately $100.5 million for the purchase of the tax-exempt mortgage revenue bonds and related taxable bonds, MBS, addition to restricted cash related to investments, interest rate derivative, and renovations on the MF Properties. Offsetting the use of cash, the Company received approximately $2.5 million from the release of construction restricted cash in connection with the Greens Property, approximately $4.0 million in net cash related to the realization of the Ohio Properties sale, approximately $21.9 million from the Iona Lakes tax-exempt mortgage revenue bond redemption, and approximately $1.8 million from principal repayments related to investments. In the first nine months of 2012 the Company used approximately $86.4 million for the purchase of the Public Housing Capital Fund Trust Certificates, the purchase of Arbors at Hickory Ridge tax-exempt revenue bond, the purchase of the Maples on 97th property, and the renovations on the MF Properties. Offsetting the use of cash, the Company received approximately $33.1 million from the sale of the GMF-Madison Tower and GMF-Warren/Tulane tax-exempt mortgage revenue bonds, the sale of the Churchland property, and the release of restricted cash that had originally been restricted in connection with the TEBS financing arrangement. The Company had approximately $38.2 million less cash available from financing activities for the first nine months of 2013 as compared to the first nine months of 2012.  Financing cash flows in the first nine months of 2013 included approximately $50.0 million of cash from the TOB Trust and Line of Credit borrowings and $15.3 million of cash from borrowing on Maples on 97th, Woodland Park and the University of Lincoln mixed use project, offset by the use of cash to pay distributions and principal payments on debt. Financing cash flows in the first nine months of 2012 included approximately $60.0 million of cash from the equity raise in second quarter 2012 and approximately $52.8 million from the PCH TOB Trust borrowing, offset by the use of cash to pay off the GMF Warren/Tulane TOB facility and the mortgage on the Churchland property which was sold.

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

On the other hand, continued economic weakness in some markets may limit our ability to access additional debt financing that the Partnership uses to partially finance its investment portfolio or otherwise meet its liquidity requirements.  In addition, the economic conditions including slow job growth and low home mortgage interest rates have had a negative effect on some of the apartment properties which collateralize our tax-exempt bond investments and our MF Properties in the form of lower occupancy.
While some properties have been negatively affected, overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents and non-revenue units such as model units and employee units) of the apartment properties that the Partnership has financed with tax-exempt mortgage revenue bonds was approximately 87% for the first nine months of 2013 and approximately 88% for the first nine months of 2012.  Overall economic occupancy of the MF Properties was approximately 82% for the first nine months of 2013 and approximately 76% for the first nine months of 2012. Based on the growth statistics in the markets these property operate, we expect to see modest improvement in property operations and profitability.

Increases in interest rates on investment-grade rated tax-exempt municipal debt securities resulted in a decrease in the estimated valuation of the Company's mortgage revenue bonds, public housing capital fund trusts, and mortgage-backed securities during the quarter ended September 30, 2013. As such, the Company recognized an unrealized loss of approximately $24 million in other comprehensive income for the quarter ended September 30, 2013. The Company has the intent and the ability to own all of its available for sale securities until final maturity. The Company will continue to monitor the estimated valuation of these available for sale securities as well as the availability and terms of it's current debt financing facilities to ensure that it has the ability to own these securities through final maturity.

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

In July 2013, the Company recognized the sale of the Greens Property. The Company was required to follow the deposit method of accounting and had to defer to the gain until sufficient equity was invested by the new unaffiliated owners (which occurred in July 2013). Tax-exempt mortgage interest income of approximately $135,000 was received by the Partnership between October 2012 and December 31, 2012 and reported in 2012 CAD, and as such, the amount was reversed in the first nine months of the 2013 CAD calculation. An additional approximately $330,000 was received between January 1, 2013 and June 30, 2013 and reported within the first and second quarterl CAD in 2013. As such, approximately $465,000 of CAD is being reversed out in the third quarter of 2013 calculation of CAD.

CAD for the nine months ended September 30, 2013 included income from certain transactions which may not recur in future quarters as detailed in the following paragraphs. For the nine months ended September 30, 2013 the Partnership reported $0.34 of CAD per unit which includes $0.065 of CAD per unit (approximately $2.8 million of CAD) from the redemption of the Iona Lakes tax-exempt mortgage revenue bond and interest and other income recognized from the Ohio Properties.

In June 2013, the Partnership redeemed the Iona Lakes tax-exempt mortgage revenue bond and realized approximately $6.5 million in contingent tax-exempt interest. This was offset by approximately $4.6 million in a realized taxable property loan loss. As such, a net gain of approximately $1.9 million is included in the net income before impact of VIE consolidation for the nine months ended September 30, 2013 related to this redemption (see Note 4). This net gain met the definition of Net Residual Proceeds representing contingent interest (Tier 2 income) and was distributed 75% to the unitholders and 25% to the General Partner in the third quarter of 2013.

During June 2010, the Company completed a sales transaction whereby the Ohio Properties were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity (see Notes 2 and 9). The Company was required to follow the deposit method of accounting and had to defer to the gain until sufficient equity was invested into the Ohio Properties by the new unaffiliated owners. That equity was contributed and the gain was recognized in the consolidated financial statements during the first nine months of 2013. As there were no on-going legal obligations related to the Ohio Properties or potential obligation to repay any sales proceeds, the deferred gain was shown as an addition in the CAD Calculation in 2010. Therefore the gain has been reversed in the first nine months of 2013 CAD calculation. This gain met the definition of Net Residual Proceeds representing contingent interest (Tier 2 income) and was distributed 75% to the unitholders and 25% to the General Partner in 2010.

In addition to realizing the gain on sale of discontinued operations in the consolidated financial statements, the recognition of the sale of the Ohio Properties also allowed the Company to 1) realize approximately $4.2 million of tax-exempt interest income on the tax-exempt mortgage revenue bonds, 2) recognize approximately $1.1 million of taxable interest income on taxable property loans receivable it holds with the Ohio Properties, and 3) realize a $250,000 guarantee fee from the general partner owner of the Ohio Properties all in the first nine months of 2013 (see Notes 2 and 9). Tax-exempt mortgage interest income of $3.5 million of the $4.2 million had been previously received by the Partnership and reported in CAD, and as such, the amount was reversed in the first nine months of the 2013 CAD calculation.

Distributions

The Partnership has made an annual cash distribution of $0.50 per unit since 2009. Since realized CAD per unit in 2012 was less than the amount necessary to make distributions at the annual rate $0.50 per unit, the Partnership used approximately $5.8 million of unrestricted cash to supplement the deficit in 2012. The Partnership has historically supplemented its cash available for distribution with unrestricted cash when necessary and expects to continue to do so until the Partnership is able to complete its current investment and financing plans. The General Partner has identified a pipeline of tax-exempt mortgage revenue bonds which it began to acquire in first nine months of 2013 and is actively performing due diligence on the remaining tax-exempt mortgage revenue bonds to ensure they meet the Partnership's investment criteria. During the first nine months of 2013, the Partnership acquired tax-exempt mortgage revenue bonds with an approximate par value of $72.8 million and additional MBS with an approximate par value of $12.5 million. The General Partner is also working with the Partnership's primary lender to finance a portion of the acquisition of these bonds and believes that upon completion of its current investment plans, the Partnership will be able to generate sufficient CAD to maintain cash distributions to unitholders at the current level of $0.50 per unit per year without the use of other available cash. However, there is no assurance that the Partnership will be able to generate CAD at levels in excess of the current annual distribution rate. In that case, the annual distribution rate per unit may need to be reduced.

The following tables show the calculation of CAD for the three and nine months ended September 30, 2013 and 2012:

	For Three Months Ended September 30, 2013	For Three Months Ended September 30, 2012	For Nine Months Ended September 30, 2013	For Nine Months Ended September 30, 2012
Net income - America First Tax Exempt Investors L.P.	$3,411,259	$2,211,567	$15,687,845	$3,148,047
Net loss related to VIEs and eliminations due to consolidation	318,705	513,176	861,803	1,012,042
Net income before impact of VIE consolidation	$3,729,964	$2,724,743	$16,549,648	$4,160,089
Change in fair value of derivatives and interest rate derivative amortization	440,331	274,814	304,085	1,055,311
Depreciation and amortization expense (Partnership only)	1,409,847	616,503	3,963,628	1,654,493
Provision for loan loss	72,000	—	168,000	—
Provision for loss on receivables	—	(261,825)	241,698	214,525
Deposit liability gain - sale of the Greens Property (1)	(1,401,656)	—	(1,401,656)	—
Deposit liability gain - sale of the Ohio Properties (2)	—	—	(1,775,527)	—
Tier 2 Income distributable to the General Partner (2)	—	(314,181)	(484,855)	(481,136)
Developer income (3)	88,000	—	484,000	—
Depreciation and amortization related to discontinued operations	1,406	330,596	9,859	1,172,396
Bond purchase discount accretion (net of cash received)	(45,283)	(58,574)	86,163	4,546
Greens Property deferred interest and reversal of deferral	(468,058)	—	(135,264)	—
Ohio Properties deferred interest and reversal of deferral	—	345,567	(3,517,258)	1,037,959
CAD	$3,826,551	$3,657,643	$14,492,521	$8,818,183
Weighted average number of units outstanding,
basic and diluted	42,772,928	42,772,928	42,772,928	35,572,562
Net income, basic and diluted, per unit	$0.08	$0.06	$0.35	$0.10
Total CAD per unit	$0.09	$0.09	$0.34	$0.25
Distributions per unit	$0.125	$0.125	$0.375	$0.375

(1) The Partnership sold the Greens Property in conjunction with the purchase of tax-exempt mortgage revenue bonds secured by the property. The sales price approximated the 2009 property purchase price and therefore the gain from the sale of the property related entirely to depreciation recapture. For this reason, the General Partner concluded that the gain should be excluded from the calculation of CAD.
(2) As described in Note 2 to the consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the unitholders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner. For the nine months ended September 30, 2013, the Company realized approximately $1.9 million in Tier 2 income from the Iona Lakes tax-exempt mortgage revenue bond redemption. The Company determined that the approximate $1.8 million gain from the sale of the Ohio Properties was Tier 2 income in 2010, the year in which the Ohio Properties were sold to the unaffiliated not-for-profit. As such, 25% of that gain was distributed to AFCA 2 in 2010 and there was no Tier 2 income reported in 2013 related to the Ohio Properties.

(3) The developer income amount represents cash received by the Partnership for developer and construction management services performed on the University of Nebraska - Lincoln mixed-use project.  The development under construction at the University of Nebraska - Lincoln is accounted for as an MF property and the cash received for these fees has been eliminated within the consolidated financial statements.  For purposes of CAD, management is treating these fees as if received from an unconsolidated entity.

Contractual Obligations

As discussed in the Company's Annual report on Form 10-K, the debt and mortgage obligations of the Company consist of scheduled principal payments on the TOB financing facilities, the TEBS credit facility with Freddie Mac, and payments on the MF Property mortgages.

The Partnership has the following contractual obligations as of September 30, 2013:

	Payments due by period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Debt financing	$226,569,000	$134,363,000	$2,299,000	$89,907,000	$—
Mortgages payable	$51,802,031	$36,207,342	$13,631,441	$1,963,249	$—
Effective interest rate(s) (1)		2.19%	2.12%	1.02%	—%
Interest (2)	$11,427,843	$5,026,872	$4,716,297	$1,684,674	$—
Bond purchase commitment	$52,588,000		$52,588,000	$—	$—

(1)	Interest rates shown are the average effective rates as of September 30, 2013 and include the impact of our interest rate derivatives.

(2)	Interest shown is estimated based upon current effective interest rates through maturity.

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

The following table outlines the interest rate caps the Company has in place as of September 30, 2013:

		Effective	Maturity	Purchase
Date Purchased	Notional Amount	Capped Rate	Date	Price	Counterparty

September 2, 2010	31,936,667	3%	September 1, 2017	921,000	Bank of New York Mellon

September 2, 2010	31,936,667	3%	September 1, 2017	845,600	Barclays Bank PLC

September 2, 2010	31,936,667	3%	September 1, 2017	928,000	Royal Bank of Canada

August 15, 2013	$93,305,000	1.5%	September 1, 2017	$793,000	Deutsche Bank

On July 30, 2013, the Company purchased a new interest rate derivative with a notional amount of $93.3 million which represents the amount outstanding on the TEBS financing facility at August 1, 2013.  The maturity date of this interest rate derivative is September 1, 2017 and the effective capped interest rate is 1.5%.  On July 30, 2013, the Company also sold a new interest rate derivative to the same counterparty which had the same notional amount of $93.3 million and an effective capped interest rate of 3.0%.  The total cost of these two interest rate derivatives was approximately $800,000 and the derivative contracts do not qualify for hedge accounting and therefore, changes in the estimated fair value of the interest rate derivatives are included in earnings.  This interest rate corridor transaction effectively reduced the capped interest rate from 3.0% to 1.5% on the TEBS financing facility through the maturity date of the interest rate derivative contracts.

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $440,000 and $304,000 for the three and nine months ended September 30, 2013, respectively. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $275,000 and $1.1 million for the three and nine months ended September 30, 2012, respectively.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Company are described in Item 1A "Risk Factors" of the Company's 2012 Annual Report on Form 10-K. There have been no material changes from these previously disclosed risk factors for the quarter ended September 30, 2013.

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
31.1  Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2  Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1  Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2  Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) the Condensed Consolidated Statements of Partners' Capital for the three and nine months ended September 30, 2013 and 2012, (v) the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2013 and 2012, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         AMERICA FIRST TAX EXEMPT INVESTORS, L.P.

Date: November 7, 2013	By:	/s/ Mark Hiatt
Mark Hiatt
Chief Executive Officer

Date: November 7, 2013	By:	/s/ Timothy Francis
Timothy Francis
Chief Financial Officer