Form 10-K
period 2013-12-31
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2014-03-07
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number:  000-24843
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
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
Title of each class                        Name of each exchange on which registered
Beneficial Unit Certificates representing assignments of limited          The NASDAQ Stock Market LLC
partnership interests in America First Multifamily Investors, L.P. (the “BUCs")
Securities registered pursuant to Section 12(g) of the Act:
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
YES  ☒  NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

These forward-looking statements are subject to various risks and uncertainties, including those relating to:

•	current maturities of our financing arrangements and our ability to renew or refinance such financing arrangements;

•	defaults on the mortgage loans securing our mortgage revenue bonds;

•	risks associated with investing in multifamily apartments, including changes in business conditions and the general economy;

•	changes in short-term interest rates;

•	our ability to use borrowings to finance our assets;

•	current negative economic and credit market conditions;

•	changes in the United States Department of Housing and Urban Development's Capital Fund Program; and

•	changes in government regulations affecting our business.

Other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

All references to “we,” “us,” and the “Partnership” in this document mean America First Multifamily Investors, L.P. As used in this document, the “Company” refers to the Partnership, its wholly-owned subsidiaries, and its consolidated variable interest entities.

Item 1.  Business.

America First Multifamily Investors, L.P. was formed for the primary purpose of acquiring a portfolio of mortgage revenue bonds that are issued by state and local housing authorities to provide construction and/or permanent financing of multifamily residential properties that provide affordable housing in their market areas.  The Partnership expects and believes the interest received on these bonds is excludable from gross income for federal income tax purposes.  As a result, the Partnership expects most of the income it earns is exempt from federal income taxes. See "Risk Factors - Shareholders may incur tax liability if any of the interest on our mortgage revenue bonds is determined to be taxable."

The Partnership has been in operation since 1998 and owned 42 mortgage revenue bonds with an aggregate outstanding principal amount of approximately $314.7 million as of December 31, 2013.  These bonds were issued by various state and local housing authorities in order to provide construction and/or permanent financing of 32 multifamily residential apartments containing a total of 5,409 rental units located in the states of California, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Minnesota, North Carolina, Ohio, South Carolina, Tennessee, and Texas. In each case the Partnership owns, either directly or indirectly, 100% of the bonds issued for these properties. Each bond is secured by a mortgage or deed of trust on the financed apartment property. Each of the bonds provides for "base" interest payable at a fixed rate on a periodic basis. Additionally, four of the bonds also provide for the payment of contingent interest determined by the net cash flow and net capital appreciation of the underlying real estate properties.  As a result, these mortgage revenue bonds provide the Partnership with the potential to participate in future increases in the cash flow generated by the financed properties, either through operations or from their ultimate sale.  Of the 42 bonds owned, 16 are owned directly by the Partnership, 13 are owned by ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to facilitate a Tax Exempt Bond Securitization (“TEBS”) Financing with Freddie Mac and 13 are securitized and held by Deutsche Bank AG ("DB") in Tender Option Bond ("TOB") facilities (see Notes 2 and 11 to the Company's consolidated financial statements included herein). Two of the entities that own the apartment properties financed by two of the Partnership's mortgage revenue bonds were deemed to be consolidated variable interest entities ("VIEs") of the Partnership at December 31, 2013 and, as a result, these bonds are eliminated in consolidation on the Company's consolidated financial statements.

The ability of the properties collateralizing our mortgage revenue bonds to make payments of base and contingent interest is a function of the net operating income generated by these properties.  Net operating income from a multifamily residential property depends on the rental and occupancy rates of the property and the level of operating expenses.  Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located.  This, in turn, is affected by several factors such as the requirement that a certain percentage of the rental units be set aside for tenants who qualify as persons of low to moderate income, local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans.  In addition, factors such as government regulation, inflation, real estate and other taxes, labor problems, and natural disasters can affect the economic operations of a property.  Because the return to the Partnership from its investments in mortgage revenue bonds depends upon the economic performance of the multifamily residential properties which collateralize these bonds, the Partnership may be considered to be in competition with other multifamily rental properties located in the same geographic areas as the properties financed with its mortgage revenue bonds.

The Partnership may also invest in other types of securities that may or may not be secured by real estate to the extent allowed by its Agreement of Limited Partnership dated October 1, 1998, as amended (the "Partnership Agreement") and the conditions to the exemption from registration under the Investment Company Act of 1940 that is relied upon by the Partnership. Under the Partnership Agreement, these other securities must be rated in one of the four highest rating categories by at least one nationally recognized securities rating agency and may not represent more than 25% of the Partnership's assets at the time of acquisition.  In addition, the Partnership Agreement requires management to assess and conclude that the income from these other securities are exempt from inclusion in income for federal taxation purposes at the time of purchase. At December 31, 2013, the Partnership has two other classes of investments, the Public Housing Capital Fund Trusts' Certificates ("PHC Certificates") and mortgage-backed securities ("MBS"). The PHC Certificates had an aggregate principal outstanding of $65.3 million at December 31, 2013 and are securitized into three separate Tender Option Bond financing facilities ("TOB Trusts") with DB ("PHC Trusts") (see Note 11 to the Company's consolidated financial statements included herein). The PHC Certificates held by the PHC Trusts consist of custodial receipts evidencing loans made to a number of public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by the United States Department of Housing and Urban Development (“HUD”) under HUD's Capital Fund Program established under Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”). The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities' respective obligations to pay principal and interest on their loans. The state issued MBS had an aggregate principal outstanding of $42.8 million at December 31, 2013 and have been securitized into six separate TOB Trusts with DB. The MBS are backed by residential mortgage loans and have investment grade ratings by the most recent S&P or Moody's rating.

The Partnership may also make taxable property loans secured by multifamily properties which are financed by mortgage revenue bonds held by the Partnership.  The Partnership does this in order to provide financing for capital improvements at these properties or to otherwise support property operations when we determine it is in the best long-term interest of the Partnership.

The Partnership generally does not seek to acquire direct interests in real property as long term or permanent investments. The Partnership may, however, acquire real estate securing its mortgage revenue bonds or taxable property loans through foreclosure in the event of a default.  In addition, the Partnership may acquire interests in multifamily apartment properties (“MF Properties”) in order to position itself for future investments in bonds issued to finance these properties and which the Partnership expects and believes generate tax-exempt interest.  The Partnership currently holds interests in eight MF Properties containing 1,582 rental units, of which two are located in Nebraska, one is located in Kansas, one is located in Kentucky, one is located in Indiana, one is located in Georgia, and two are located in Texas. The Partnership also has a student housing development under construction at the University of Nebraska - Lincoln, which is expected to be completed in the third quarter of 2014.

The Ohio Properties and the Greens Property (defined below) were previously reported each as MF Properties but are now reported as discontinued operations as a result of the sale of the Partnership's interests in these properties in connection with the acquisition of mortgage revenue bonds secured by these properties.

To restructure each of the MF Properties into a mortgage revenue bond, the Partnership teams with a third party developer who works to secure a mortgage revenue bond issuance from the local housing authority. Once the developer receives the mortgage revenue bond commitment, the Partnership will sell the MF Property to a not-for-profit entity or to an entity owned by the developer in connection with a syndication of Low Income Housing Tax Credits ("LIHTCs") under Section 42 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). The Partnership expects to acquire the mortgage revenue bonds issued to provide debt financing for these properties at the time the property ownership is restructured. Such restructurings will generally be expected to occur within 36 months of the Partnership's initial investment in an MF Property and will often coincide with the expiration of the compliance period relating to LIHTCs previously issued with respect to the MF Property. The Partnership will not acquire LIHTCs in connection with these transactions. In the event that the MF Property cannot secure a mortgage revenue bond, the Partnership will operate the MF Property until the opportunity arises to sell it at what management believes is its optimal fair value. These types of transactions represent a long-term market opportunity for the Partnership and will provide us with a pipeline of future bond investment opportunities as the market for LIHTC syndications continues to strengthen.

The Company currently operates in five reportable business segments: (1) Mortgage Revenue Bond Investments; (2) MF Properties; (3) Public Housing Capital Fund Trusts; (4) MBS Investments; and (5) Consolidated VIEs.  In addition to the five reportable segments, the Company also separately reports its consolidation and elimination information because it does not allocate certain items to the segments. For a disclosure of the revenues, net income and loss, total assets, and certain other key financial information as of and for the years ended December 31, 2013, 2012, and 2011 for each of the Company’s five reportable segments, see Note 20 to the Company’s consolidated financial statements included herein.

Properties Management. Nine of the 32 properties which collateralize the bonds owned by the Partnership are managed by America First Properties Management Company, L.L.C. (“Properties Management”), an affiliate of the Partnership's general partner, America First Capital Associates Limited Partnership Two ("AFCA 2"). In this regards, Properties Management provides property management services for Ashley Square, Bent Tree Apartments, Lake Forest Apartments, Fairmont Oaks Apartments, Cross Creek, Crescent Village, Willow Bend, Post Woods (collectively, the "Ohio Properties"), Greens of Pine Glen, (the "Greens Property") and each of the MF Properties. Management believes that this relationship provides greater insight and understanding of the underlying property operations and their ability to meet debt service requirements to the Partnership and helps assure these properties are being operated in compliance with operating restrictions imposed by the terms of the applicable bond financing and/or LIHTC relating to these properties. The properties not currently managed by Properties Management are Arbors at Hickory Ridge, Autumn Pines, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Avistar on the Hills Apartments, Avistar at the Oaks Apartments, Avistar in 09 Apartments, Bella Vista Apartments, Bridle Ridge, Brookstone Apartments, Copper Gate Apartments, Runnymede Apartments, South Park Ranch Apartments, The Palms at Premier Park, The Suites on Paseo, Tyler Park Townhomes, Vantage at Harlingen Apartments,Vantage at Judson, Villages at Lost Creek, Westside Village Market, and Woodlynn Village.

Business Objectives and Strategy

Our business objectives are to (i) preserve and protect our capital and (ii) provide regular cash distributions to our shareholders which we expect and believe are substantially exempt from federal income tax.  We have sought to meet these objectives by primarily investing in a portfolio of mortgage revenue bonds that were issued to finance, and are secured by mortgages on, multifamily apartment properties, including student housing.  Certain of these bonds may be structured to provide a potential for an enhanced yield through the payment of contingent interest which is payable out of net cash flow from operations and net capital appreciation of the financed apartment properties. The Partnership expects and believes that any contingent interest it receives will be exempt from inclusion in gross income for federal income tax purposes.

We are pursuing a business strategy of acquiring additional mortgage revenue bonds and other investments on a leveraged basis in order to (i) increase the amount of interest available for distribution to our shareholders; (ii) reduce risk through asset diversification and interest rate hedging; and (iii) achieve economies of scale.  We are pursuing this growth strategy by investing in additional mortgage revenue bonds and other investments as permitted by the Partnership Agreement, taking advantage of attractive financing structures available in the securities market, and entering into interest rate risk management instruments.  We may finance the acquisition of additional mortgage revenue bonds and other investments through the reinvestment of cash flow, the issuance of additional units, or securitization financing using our existing portfolio of mortgage revenue bonds.  Our operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 40% and 60% of the total par value of our mortgage revenue bond portfolio. At December 31, 2013, the leverage on the portfolio of the mortgage revenue bonds calculated to a ratio of 55% of the par value of the portfolio.

In connection with our business strategy, we continually assess opportunities to reposition our existing portfolio of mortgage revenue bonds.  The principal objective of this assessment is to improve the quality and performance of our revenue bond portfolio and, ultimately, increase the amount of cash available for distribution to our unitholders.  In some cases, we may elect to redeem selected mortgage revenue bonds that are secured by multifamily properties that have experienced significant appreciation.  Through the selective redemption of the bonds, a sale or refinancing of the underlying property will be required which, if sufficient sale or refinancing proceeds exist, may entitle the Partnership to receive payment of contingent interest on its bond investment.  In other cases, we may elect to sell bonds on properties that are in stagnant or declining markets.  The proceeds received from these transactions would be redeployed into other investments consistent with our investment objectives.  We may also be able to use a higher-quality investment portfolio to obtain higher leverage to be used to acquire additional investments.

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

Each of these bond structures permits the issuance of mortgage revenue bonds to finance the construction or acquisition and rehabilitation of affordable rental housing.  Under applicable Treasury Regulations, any affordable apartment project financed with mortgage revenue bonds that are purportedly tax-exempt must set aside a percentage of its total rental units for occupancy by tenants whose incomes do not exceed stated percentages of the median income in the local area.  In each case, the balance of the rental units in the apartment project may be rented at market rates.  With respect to private activity bonds issued under Section 142(d) of the Internal Revenue Code, the owner of the apartment project may elect, at the time the bonds are issued, whether to set aside a minimum of 20% of the units for tenants making less than 50% of area median income (as adjusted for household size) or 40% of the units for tenants making less than 60% of the area median income (as adjusted for household size).  Multifamily housing bonds that were issued prior to the Tax Reform Act of 1986 (so called “80/20” bonds) require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size.

We expect that many of the private activity housing bonds that we evaluate for acquisition will be issued in conjunction with the syndication of LIHTCs by the owner of the financed apartment project.  Additionally, to facilitate our investment strategy of acquiring additional mortgage revenue bonds secured by MF Properties, we may acquire ownership positions in the MF Properties.  We expect to acquire mortgage revenue bonds on these MF Properties in many cases at the time of a restructuring of the MF Property ownership.  Such restructuring may involve the syndication of LIHTCs in conjunction with property rehabilitation.

Investment Types

Mortgage Revenue Bonds. The Partnership invests in mortgage revenue bonds that are secured by a mortgage or deed of trust on multifamily apartment projects.  Each of these bonds bears interest at a fixed annual base rate.  Four of the mortgage revenue bonds currently owned by the Partnership also provide for the payment of contingent interest, which is payable out of the net cash flow and net capital appreciation of the underlying apartment properties. As a result, the amount of interest earned by the Partnership from its investment in mortgage revenue bonds is a function of the net operating income generated by the properties collateralizing the mortgage revenue bonds.  Net operating income from a multifamily residential property depends on the rental and occupancy rates of the property and the level of operating expenses.

Other Securities.  The Partnership may invest in other types of securities that may or may not be secured by real estate.  These securities must be rated in one of the four highest rating categories by at least one nationally recognized securities rating agency and may not represent more than 25% of the Partnership's assets at the time of acquisition.

Public Housing Capital Fund Trust Certificates. The PHC Certificates consist of custodial receipts evidencing loans made to a number of public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by HUD under HUD's Capital Fund Program. The PHC Certificates have a first lien on these annual Capital Fund Program payments to secure the public housing authorities' respective obligations to pay principal and interest on their loans. The PHC Certificates rating by Standard & Poor's is investment grade as of December 31, 2013.

Mortgage-backed securities ("MBS"). The Partnership also invests in state-issued MBS that are backed by residential mortgage loans. These MBS are rated investment grade by Standard & Poor's or Moody's as of December 31, 2013.

Taxable Property Loans.  The Partnership may also make taxable property loans secured by multifamily properties which are financed by mortgage revenue bonds that are held by the Partnership.

Interests in Real Property.  While the Partnership generally does not seek to acquire equity interests in real property as long-term or permanent investments, it may acquire real estate securing its revenue bonds or taxable property loans through foreclosure in the event of a default.  In addition, as part of its growth strategy, the Partnership may acquire direct or indirect interests in MF Properties on a temporary basis in order to position itself for a future investment in mortgage revenue bonds issued to finance the acquisition or substantial rehabilitation of such apartment complexes by a new owner.  A new owner would typically seek to obtain LIHTCs in connection with the issuance of the new mortgage revenue bonds, but if LIHTCs had previously been issued for the property, such a restructuring could not occur until the expiration of a 15-year compliance period for the initial LIHTCs.  The Partnership may acquire an interest in MF Properties prior to the end of the LIHTC compliance period.  After the LIHTC compliance period, the Partnership would expect to sell its interest in such MF Property to a new owner which could syndicate new LIHTCs and seek mortgage revenue bond financing on the MF Property which the Partnership could acquire.  Such restructurings will generally be expected to occur within 36 months of the acquisition by the Partnership of an interest in an MF Property.  The Partnership will not acquire LIHTCs in connection with these transactions.

Investment Opportunities and Business Challenges

There continues to be a significant unmet demand for affordable multifamily housing in the United States.  The HUD reports that there are approximately 7.1 million American households in need of quality affordable housing.  The types of mortgage revenue bonds in which we invest offer developers of affordable housing a low-cost source of construction and permanent debt financing for these types of properties.  Investors purchase these bonds because the interest income paid on these bonds is expected to be exempt from federal income taxation.  The National Council of State Housing Agencies Fact Sheet, Joint Center for Housing Studies at Harvard University, and HUD have captured some key scale metrics and opportunities of this market:

•	HUD has provided over 1.0 million lower-income Americans with affordable rental housing opportunities;

•	The LIHTC program supported the construction of 1.2 million affordable rental units and the rehabilitation of 749,000 affordable rental units during the quarter-century between 1987 and 2011;

•
The availability of mortgage revenue bond financing for affordable multifamily housing to be owned by private, for-profit developers in each state in each calendar year is limited by the statewide volume cap distributed as described in Section 146 of the Internal Revenue Code; this private activity bond financing is based on state population and indexed to inflation; and

•
The number of renters meeting the affordable benchmark (income not exceeding 50% of the area median income) increased by 3.3 million between 2007 and 2011 while the number of renters able to obtain housing assistance expanded by only 225,000.

In addition to mortgage revenue bonds, the federal government promotes affordable housing through the use of LIHTCs for affordable multifamily rental housing.  The syndication and sale of LIHTCs along with mortgage revenue bond financing is attractive to developers of affordable housing because it helps them raise equity and debt financing for their projects.  Under this program, developers that receive an allocation of private activity bonds will also receive an allocation of federal LIHTCs as a method to encourage the development of affordable multifamily housing.  The Partnership does not invest in LIHTCs, but is attracted to mortgage revenue bonds that are issued in association with federal LIHTC syndications because in order to be eligible for federal LIHTCs a property must either be newly constructed or substantially rehabilitated and; therefore, may be less likely to become functionally obsolete in the near term than an older property.  There are various requirements in order to be eligible for federal LIHTCs, including rent and tenant income restrictions.  In general, the property owner must elect to set aside either 40% or more of the property's residential units for occupancy by individuals whose income is 60% or less of the area median gross income or 20% or more of the property's residential units for occupancy by individuals whose income is 50% or less of the area median gross income.  These units remain subject to these set aside requirements for a minimum of 30 years.

The 2008 Housing Act simplified and expanded the use of LIHTCs and mortgage revenue bond financing for low-income multifamily housing industry.  Additionally, it exempted newly issued tax-exempt private activity bonds from Alternative Minimum Tax if the multifamily project serving as the collateral for the bond meets certain specific affordable rental unit criteria. Previously, these tax-exempt private activity bonds were Alternative Minimum Tax preference items for individual taxpayers.  We believe these changes should enhance the Partnership's opportunities for making investments in accordance with its investment criteria.

The disruptions in domestic and international financial markets, and the resulting availability of debt financing has improved since the restrictions seen in 2008. The decline in construction and rehabilitation of affordable multifamily properties during the recent credit crisis, in our view, will continue to create potential investment opportunities for the Partnership in both mortgage revenue bonds as well as quality MF Properties.  Our ability to restructure existing debt together with the ability to improve the operations of the apartment properties through our affiliated property management company can position these MF Properties for an eventual financing with mortgage revenue bonds meeting our investment criteria and that will be supported by a valuable and well-run apartment property.  We believe we can selectively acquire MF Properties, restructure debt and improve operations in order to create value to our shareholders in the form of a strong mortgage revenue bond investment.

On the other hand, economic weakness in real estate and municipal bond markets may limit our ability to access additional debt financing that the Partnership uses to partially finance its investment portfolio or otherwise meet its liquidity requirements. The inability to access debt financing may result in adverse effects on our financial condition and results of operations.  There can be no assurance that we will be able to finance additional acquisitions of mortgage revenue bonds through either additional equity or debt financing.  Although the consequences of market and economic conditions and their impact on our ability to pursue our plan to grow through investments in additional housing bonds are not fully known, we do not anticipate that our existing assets will be adversely affected in the long-term.  In addition, the current national economic conditions including sluggish job growth and low home mortgage interest rates have had a negative effect on some of the apartment properties which collateralize our mortgage revenue bond investments and our MF Properties in the form of lower occupancy. While some properties have been negatively effected, our overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents and non-revenue units such as model units and employee units) of the apartment properties that the Partnership has financed with mortgage revenue bonds was approximately at 88% during 2013 and 2012.  Overall economic occupancy of the MF Properties has increased to approximately 83% during 2013 as compared to 76% during 2012.

Financing Arrangements

The Partnership may finance the acquisition of additional mortgage revenue bonds through the reinvestment of cash flow, the issuance of additional shares or with debt financing collateralized by our existing portfolio of mortgage revenue bonds, including the securitization of these bonds.

Debt Financing. Our operating policy is to maintain a level of debt financing between 40% and 60% of the total par value of our mortgage revenue bond portfolio.  As of December 31, 2013, the total par value of the Partnerships' total bond portfolio is approximately $314.7 million. The six TOB financing facilities with DB and the TEBS financing agreement with Freddie Mac, which have an outstanding balance of $174.4 million in total, are the outstanding debt financing arrangements that have securitized mortgage revenue bonds.  This calculates to a leverage ratio of 55%. The Partnership's operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 60% and 80% of the total par value of the Partnership's other investments. There are six outstanding TOB facilities at December 31, 2013, which amount to outstanding borrowings of $82.9 million, which are securitizations of the PHC Certificates and MBS. The par value of the PHC Certificates and MBS is $108.1 million which calculates to a leverage ratio of 77%. Additionally, the MF Properties are encumbered by mortgage loans with an aggregate principal balance of approximately $57.1 million.  These mortgage loans mature at various times from March 2014 through March 2020. The total debt financing plus mortgage loans of $314.4 million results in a leverage ratio to Partnership Total Assets of 58% as of December 31, 2013.

Equity Financing.  Beginning in 2007, the Partnership has issued BUCs to raise additional equity capital to fund investment opportunities. In November 2013, a Registration Statement on Form S-3 (the "Registration Statement") was declared effective by the SEC under which the Partnership may offer up to $225 million of additional BUCs from time to time. In December 2013, the Partnership issued an additional 8,280,000 BUCs through an underwritten public offering at a public offering price of $6.25 per BUC pursuant to this new Registration Statement. Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $48.2 million after payment of an underwriter's discount and other offering costs of approximately $3.5 million. In the first quarter of 2014, the Partnership issued an additional 9,200,000 BUCs through an underwritten public offering at a public offering price of $5.95 per BUC pursuant to this Registration Statement. Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $51.4 million after payment of an underwriter's discount and other offering costs of approximately $4.5 million.

Recent Developments

Bond Redemption. In June 2013, the Partnership redeemed its interest in the Iona Lakes mortgage revenue bond for approximately $21.9 million. This redemption resulted in the realization of approximately $6.5 million in contingent interest income and an approximately $4.6 million realized loss on a taxable property loan. The trust indenture for this bond had a waterfall feature which stipulated that all unpaid contingent interest must be paid prior to making payment on any taxable property loan between the owner of the bond and the property.

Bond Acquisitions. In December 2013, the Partnership acquired seven mortgage revenue bonds. They are as follows:

•
The Partnership purchased an approximate $5.2 million par value Series A mortgage revenue bond with a stated interest rate of 6.25% per annum secured by Copper Gate Apartments, a 128 unit multifamily complex in Lafayette, Indiana, maturing on December 1, 2029.

•
The Partnership purchased an approximate $6.1 million par value senior bond and an approximate $2.0 million par value subordinate mortgage revenue bond with stated interest rates of 5.75% and 5.5% per annum, respectively. These mortgage revenue bonds are secured by Tyler Park Townhomes, an 88 unit multifamily complex in Greenfield, California. The senior mortgage revenue bond matures on January 1, 2030 and the subordinate mortgage revenue bond matures on January 1, 2016.

•
The Partnership purchased an approximate $4.0 million par value senior bond and an approximate $1.4 million par value subordinate mortgage revenue bond with stated interest rates of 5.75% and 5.5% per annum, respectively. These mortgage revenue bonds are secured by Westside Village, an 81 unit multifamily complex in Shafter, California. The senior mortgage revenue bond matures on January 1, 2030 and the subordinate mortgage revenue bond matures on January 1, 2016.

•
The Partnership purchased an approximate $20.2 million par value Series A mortgage revenue bond with a stated interest rate of 6.25% per annum secured by The Palms at Premier Park Apartments, a 240 unit multifamily complex in Columbia, South Carolina. This mortgage revenue bond matures on January 1, 2050.

•
The Partnership purchased an approximate $35.8 million par value Series A mortgage revenue bond with a stated interest rate of 6.25% per annum secured by The Suites on Paseo, a 384 bed student housing project in San Diego, California. This mortgage revenue bond matures on December 1, 2048.

In conjunction with the purchase of the mortgage revenue bond secured by The Palms at Premier Park Apartments, the Company purchased a parcel of land for approximately $1.1 million. The Company is holding this land as an asset available for sale reported in Other Assets at December 31, 2013.

Effective December 1, 2013, the ownership of Lake Forest Apartments in Daytona Beach, Florida ("Lake Forest") became a not-for-profit entity, a reconsideration event, and Lake Forest ceased to be reported as a Consolidated VIE. As such, the Partnership is reporting the estimated fair value of the Lake Forest mortgage revenue bond as an asset in the consolidated balance sheet for the first time in 2013.

On November 26, 2013, the Company executed a loan agreement with Foundation for Affordable Housing, a not-for-profit borrower, for approximately $1.6 million. The proceeds from this loan were used to fund a portion of the not-for-profit borrower’s acquisition of Abbington at Stones River, a 96 unit multifamily property located in Tennessee. The term of the loan is approximately eighteen months and the stated interest rate is 9.0% per annum.

In August 2013, the Partnership acquired a mortgage revenue bond secured by the Vantage at Harlingen Apartments, a 288 unit multifamily apartment complex located in Harlingen, Texas which is under construction. The Series C bond was purchased for approximately $6.7 million par value, carries a base interest rate of 9.0% per annum, and matures on August 1, 2053. The Partnership also acquired a $1.3 million subordinate taxable mortgage bond which is recorded as an Other Asset. The Vantage at Harlingen Apartments has a construction loan with an unrelated bank and the Partnership's mortgage revenue bonds are second lien borrowings to that construction loan.

Under the terms of a Forward Delivery Bond Purchase Agreement, the Partnership has agreed to purchase a new mortgage revenue bond between $18.0 million to $24.7 million (“Harlingen Series B Bond”) secured by the Vantage at Harlingen apartments which will be delivered by the mortgage revenue bond issuer once the property meets specific obligations and occupancy rates. The final amount of the Series B Bond will depend on the appraisal of the stabilized property. The Harlingen Series B Bond will have a stated annual interest rate of 6.0% per annum and bond proceeds must be used to pay off the construction loan to the bank and all or a portion of the $6.7 million subordinate Series C mortgage revenue bond. The Partnership accounts for the bond purchase commitment as an available-for-sale security and, as such, records the change in the estimated fair value of the bond purchase commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.  As of December 31, 2013, the Partnership estimated the value of this bond purchase commitment and recorded a liability of approximately $1.7 million.

In July 2013, the limited partner property owner contributed an approximate additional $800,000 of capital into the Greens Property which allowed the Company to recognize a sale of the discontinued operations (see Note 10 to the consolidated financial statements). As such, the Partnership is reporting the estimated fair value of the Greens Property mortgage revenue bonds as an asset in the consolidated balance sheet for the first time in 2013.

The Company finalized the foreclosure of the Woodland Park (Topeka, Kansas) bond in May 2013. The bond trustee assigned its right to the property to the Partnership on May 8, 2013 and Woodland Park became an MF Property upon title conveyance (see Note 8 to the consolidated financial statements). The Partnership requested and has received the removal of the Land Use Restriction Agreement ("LURA") on the property and thereby is converting it to 100% market-rate rents, which it currently believes is the best way to maximize the value of the property.

In June 2013, the Partnership acquired six mortgage revenue bonds secured by three properties located in San Antonio, Texas. The mortgage revenue bond purchases are as follows: approximately $5.9 million par value Series A and approximately $2.5 million par value Series B mortgage revenue bonds secured by the Avistar at the Oaks Apartments, a 156 unit multifamily apartment complex; approximately $3.1 million Series A and approximately $2.3 million Series B mortgage revenue bonds secured by the Avistar on the Hills Apartments, a 129 unit multifamily apartment complex; and approximately $5.5 million Series A and approximately $1.7 million Series B mortgage revenue bonds secured by Avistar in 09 Apartments, a 133 unit multifamily apartment complex. The three Series A mortgage revenue bonds each carry an annual interest rate of 6.0% per annum and mature on August 1, 2050. The three Series B mortgage revenue bonds each carry an annual base interest rate of 9.0% per annum and mature on September 1, 2050. The Partnership also acquired approximately $831,000 of taxable mortgage bonds which also carry a base interest rate of 9.0% per annum and mature on September 1, 2050. The Company has determined that the entity which owns the three properties is an unrelated not-for-profit which under the accounting guidance is not subject to applying the VIE consolidation guidance. As a result, the properties' financial statements are not consolidated into the consolidated financial statements of the Company.

In April 2013, the Partnership acquired the Series C mortgage revenue bond secured by the Renaissance Gateway Apartments, a 208 unit multifamily apartment complex located in New Orleans, Louisiana for approximately $2.9 million par value. In the third and fourth quarters of 2013, the Partnership purchased approximately $1.3 million par value Series B and approximately $3.8 million par value Series A, respectively, mortgage revenue bonds. The Series C mortgage revenue bond carries a base interest rate of 12.0% per annum and matures on June 1, 2015. The Series A and Series B mortgage revenue bonds carry a base interest rate of 6% and 12% per annum, respectively, maturing on June 1, 2030. This property is undergoing a major rehabilitation and the Partnership has agreed to fund a total of approximately $8.6 million of a Series A mortgage revenue bond during construction which is estimated to be completed on June 30, 2014. Upon completion of construction and stabilization, the approximate $2.9 million Series C bond will be paid back on the earlier of when the property receives its final equity contribution by the limited partner or June 1, 2015. The Partnership accounts for the bond purchase commitment as an available-for-sale security and, as such, records the change in estimated fair value of the bond purchase commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.  As of December 31, 2013, the Partnership estimated the value of this Bond Purchase Commitment and recorded a liability of approximately $600,000.

During the first quarter of 2013, the LIHTC limited Partner owner ("BC Partners") contributed $6.5 million of capital into the Ohio Properties which allowed the Company to recognize a sale of the discontinued operations (see Note 10 to the consolidated financial statements). As such, the Partnership is reporting the estimated fair value of the Ohio Properties’ mortgage revenue bonds as assets in the consolidated balance sheet for the first time in 2013.

In February 2013, the Partnership acquired six mortgage revenue bonds secured by three properties located in San Antonio, Texas. The bond purchases are as follows: approximately $13.8 million par value Series A and approximately $3.2 million par value Series B mortgage revenue bonds secured by the Avistar on the Boulevard, a 344 unit multifamily apartment complex; approximately $9.0 million Series A and approximately $2.0 million Series B mortgage revenue bonds secured by the Avistar at Chase Hill, a 232 unit multifamily apartment complex; and approximately $8.8 million Series A and approximately $1.7 million Series B mortgage revenue bonds secured by Avistar at the Crest, a 200 unit multifamily apartment complex. The three Series A mortgage revenue bonds each carry an annual interest rate of 6.0% per annum and mature on March 1, 2050. The three Series B mortgage revenue bonds each carry an annual base interest rate of 9.0% per annum and mature on April 1, 2050. The Partnership also acquired approximately $804,000 of taxable mortgage bonds which also carry a base interest rate of 9.0% per annum and mature on April 1, 2050. The Company has determined that the entity which owns the three Avistar properties is an unrelated not-for-profit which under the accounting guidance is not subject to applying the VIE consolidation guidance. As a result, the properties' financial statements are not consolidated into the consolidated financial statements of the Company.

MF Property Recent Activity. The Partnership, as sole bondholder, previously directed the bond trustee to file a foreclosure action on the Woodland Park mortgage revenue bond. On February 28, 2013, the court granted Summary Judgment in the bond trustee's favor confirming that the mortgage revenue bond is senior to mechanic's liens filed on the property. Subsequently, the court ordered a sale of the Woodland Park property and on April 23, 2013, the Partnership made a bid to purchase the property for the amount of the outstanding principal and interest it is owed. The Partnership's Motion of Confirmation was approved by the court on May 2, 2013. The bond trustee assigned its right to the property to the Partnership on May 8, 2013 and the Partnership received the Sheriff's deed conveying title to a wholly-owned subsidiary of the Partnership on May 29, 2013. Woodland Park became an MF Property at a net asset value of approximately $15.7 million upon conveyance of title. The Partnership requested and received the removal of the LURA on the property and is converting it to 100% market-rate rents. The Partnership may convert it back to a rent restricted property, and seek to place new financing on the property and acquire the mortgage revenue bonds if it deems that the best way to maximize the value in the future.
In March 2013, a wholly-owned subsidiary of the Company executed a 35-year ground lease with the University of Nebraska- Lincoln) (“Lessor”) with an annual lease payment of $100. The leased property will have a mixed-use development consisting of a 1,605 stall parking garage and 475 bed student housing mixed-use project constructed on it. The Lessor will own the parking garage for which it will contribute approximately $16.7 million to its construction. The Company will own the student housing mixed-use project, which is called The 50/50 Student Housing at the University of Nebraska-Lincoln ("The 50/50 Student Housing at UNL"), and currently estimates that construction will cost approximately $34.0 million. The Company executed a guaranteed maximum price contract with the general contractor for the construction on the mixed-use development. The Company expects to restructure its ownership of The 50/50 Student Housing at UNL into a mortgage revenue bond holding after the construction is completed (which is estimated as August 1, 2014) and when the development has a sufficient history of operating results. The Company has secured approximately $29.8 million in financing facilities to cover the majority of the construction costs. The Company has borrowed approximately $7.2 million on this facility as of December 31, 2013 (see Notes 8, 12, and 17 to the Company's consolidated financial statements included herein).

MF Property Sales. In February 2013, the limited partner owners of the Ohio Properties contributed sufficient capital for a real estate sale to be recognized. The deposit method of accounting for real estate sales required both the deferral of the gain from the real estate sale and also did not allow recognition of the interest payments by the Ohio Properties to the Company between June 2010 and the date of the equity contribution by BC Partners. In conjunction with the approximate $1.8 million gain on real estate sale, approximately $3.5 million of interest has been recognized within investment income during 2013 which represents the interest payments received from the Ohio Properties between June 2010 and December 2012. In addition, the Partnership reported approximately $1.1 million in taxable note interest income received from the Ohio Properties and $250,000 guarantee fee from the general partner of the Ohio Properties during the first quarter of 2013 (see Note 10 to the Company's consolidated financial statements included herein).

In July 2013, the limited partner owners of the Greens Property contributed sufficient capital for a real estate sale to be recognized. The gain on sale of discontinued operations was approximately $1.4 million. The deposit method of accounting for real estate sales required both the deferral of the gain from the real estate sale and also did not allow recognition of the interest payments by the Greens Property to the Company between October 2012 and the July 2013, the date of the second equity contribution by BC Partners. In conjunction with the recognition of the real estate sale, approximately $523,000 of interest has been recognized within investment income during 2013 which represents the interest payments received from the Greens Property between October 2012 and July 31, 2013 (see Note 10 to the consolidated financial statements).

Recent Financing Activities

In December 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing The Suites on Paseo Series A mortgage revenue bond. The amount borrowed was approximately $25.8 million with a variable interest rate tied to SIFMA. The facility matures in December 2014. On the date of the closing the total fixed TOB Trust fee was approximately 1.6% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.4% per annum resulting in a total cost of borrowing of approximately 2.0% per annum. The outstanding balance remains at approximately $25.8 million on December 31, 2013.

In October 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Avistar at the Oaks Apartments, the Avistar on the Hills Apartments, and the Avistar in 09 Apartments Series A mortgage revenue bonds. The amount borrowed was approximately $13.2 million with a variable interest rate tied to SIFMA. The facility matures in October 2014. On the date of the closing the total fixed TOB Trust fee was approximately 1.8% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.4% per annum resulting in a total cost of borrowing of approximately 2.2% per annum. The outstanding balance remains at $13.2 million on December 31, 2013.

Management and Employees

The Partnership is managed by its general partner, America First Capital Associates Limited Partnership Two (“AFCA 2” or the "General Partner") which is controlled by its general partner, the Burlington Capital Group LLC ("Burlington").  The persons acting as the Board of Managers and executive officers of Burlington act as the directors and executive officers of the Partnership.  Certain services are provided to the Partnership by other employees of Burlington and the Partnership reimburses Burlington for its allocated share of these salaries and benefits.  The Partnership is not charged, and does not reimburse Burlington, for the services performed by executive officers of Burlington. As of December 31, 2013, there are no employees of the Partnership.

Competition

The Partnership competes with private investors, lending institutions, trust funds, investment partnerships, and other entities with objectives similar to the Partnership for the acquisition of mortgage revenue bonds and other investments.  This competition could reduce the availability of mortgage revenue bonds for acquisition and reduce the interest rate that issuers pay on these bonds.

Because the Partnership holds mortgage revenue bonds secured entirely by multifamily residential properties and holds an interest in the MF Properties, the Partnership may be considered to be in competition with other residential real estate in the same geographic areas.  In each city in which the properties financed by the Partnership's mortgage revenue bonds owned by the Partnership or MF Properties are located, such properties compete with a substantial number of other multifamily properties.  Multifamily properties also compete with single-family housing that is either owned or leased by potential tenants.  To compete effectively, the apartment properties financed or owned by the Partnership must offer quality apartments at competitive rental rates.  In order to maintain occupancy rates and attract quality tenants, the Partnership's apartment properties may also offer rental concessions, such as free rent to new tenants for a stated period.  These apartment properties also compete by offering quality apartments in attractive locations and that provide tenants with amenities such as recreational facilities, garages and pleasant landscaping.

Environmental Matters

The Partnership believes that each of the MF Properties and the properties collateralizing its mortgage revenue bonds are in compliance, in all material respects, with federal, state and local regulations regarding hazardous waste and other environmental matters and is not aware of any environmental contamination at any of such properties that would require any material capital expenditure by the underlying properties, and therefore the Partnership, for the remediation thereof.

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

The VIEs which are reported on a consolidated basis with the Partnership for GAAP reporting purposes are separate legal entities who record and report income taxes based upon their individual legal structure which may include corporations, limited partnerships, and limited liability companies.  The Partnership does not presently believe that the consolidation of VIEs for reporting under GAAP will impact the Partnership's tax status, amounts reported to shareholders on IRS Form K-1, the Partnership's ability to distribute income to shareholders which it believes is tax-exempt, the current level of quarterly distributions, or the tax-exempt status of the underlying mortgage revenue bonds.

 All financial information in this Annual Report on Form 10-K presented on the basis of Accounting Principles Generally Accepted in the United States of America, is that of the Partnership and the VIEs on a consolidated basis.  All references to “we,” “us,” and the “Partnership” in this document mean America First Multifamily Investors, L.P. As used in this document, the “Company” refers to the Partnership, its wholly-owned subsidiaries, and its consolidated variable interest entities.

General Information

We are a Delaware limited partnership.  Our general partner is AFCA 2, whose general partner is Burlington.  Since 1984, Burlington has specialized in the management of investment funds, many of which were formed to acquire real estate investments such as mortgage revenue bonds, mortgage-backed securities, and multifamily real estate properties.  Burlington maintains its principal executive offices at 1004 Farnam Street, Suite 400, Omaha, Nebraska 68102, and its telephone number is (402) 444-1630.

We do not have any employees of our own.  Employees of Burlington, acting through our general partner, are responsible for our operations and we reimburse Burlington for the allocated salaries and benefits of these employees and for other expenses incurred in running our business operations.  In connection with the operation of the Partnership, AFCA 2 is entitled to an administrative fee in an amount equal to 0.45% per annum of the principal amount of the revenue bonds, other tax-exempt investments, and taxable property loans held by the Partnership.  Ten of the mortgage revenue bonds held by the Partnership provide for the payment of this administrative fee to the general partner by the owner of the financed property.  When the administrative fee is payable by a property owner, it is subordinated to the payment of all base interest to the Partnership on the mortgage revenue bond on that property.  Our Partnership Agreement provides that the administrative fee will be paid directly by the Partnership with respect to any investments for which the administrative fee is not payable by the property owner or a third party.  In addition, our Partnership Agreement provides that the Partnership will pay the administrative fee to the general partner with respect to any foreclosed mortgage revenue bonds.

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

Properties Management is an affiliate of Burlington that is engaged in the management of apartment complexes.  Properties Management earns a fee paid out of property revenues.  Properties Management may also seek to become the manager of apartment complexes financed by additional mortgage revenue bonds acquired by the Partnership, subject to negotiation with the owners of such properties.  If the Partnership acquires ownership of any property through foreclosure of a revenue bond, Properties Management may provide property management services for such property and, in such case, earn a fee payable out of property revenues.

Our sole limited partner is America First Fiduciary Corporation Number Five, a Nebraska corporation. BUCs represent assignments by the sole limited partner of its rights and obligations as a limited partner to outside third party investors. Because each such outside third party effectively holds a share of the sole limited partner’s rights and obligations as a limited partner, BUCs are also referred to herein as “shares” or "units" for purposes of calculating amounts per BUC, and the holders thereof are referred to as “shareholders.”

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

The Partnership currently distributes cash to shareholders at an annual rate of $0.50 per unit. The amount of the cash per unit distributed by the Partnership may increase or decrease at the determination of AFCA 2 based on its assessment of the amount of cash available to the Partnership for this purpose. During the years ended December 31, 2013 and 2012, the Partnership generated cash available for distribution of $0.42 and $0.33 per unit, respectively, resulting in the remainder of the $0.50 per unit annual distribution being a return of capital to shareholders for both years. Although the Partnership may supplement its cash available for distribution with unrestricted cash, unless the Partnership is able to increase its cash receipts through completion of its current investment plans, the Partnership may need to reduce the level of cash distributions per unit from the current level. In addition, there is no assurance that the Partnership will be able to maintain its current level of annual cash distributions per unit even if the Partnership completes its current investment plans. Any change in our distribution policy could have a material adverse effect on the market price of our shares.

The receipt of interest and principal payments on our mortgage revenue bonds will be affected by the economic results of the underlying multifamily properties.

Although our mortgage revenue bonds are issued by state or local housing authorities, they are not obligations of these governmental entities and are not backed by any taxing authority.  Instead, each of these revenue bonds is backed by a non-recourse loan made to the owner of the underlying apartment complex. Because of the non-recourse nature of the underlying mortgage loans, the sole source of cash to pay base and contingent interest on the revenue bond, and to ultimately pay the principal amount of the bond, is the net cash flow generated by the operation of the financed property and the net proceeds from the ultimate sale or refinancing of the property, except in limited cases where a property owner has provided a limited guarantee of certain payments.  This makes our investments in these mortgage revenue bonds subject to the kinds of risks usually associated with direct investments in multifamily real estate.  If a property is unable to sustain net cash flow at a level necessary to pay its debt service obligations on our mortgage revenue bond on the property, a default may occur.  Net cash flow and net sale proceeds from a particular property are applied only to debt service payments of the particular mortgage revenue bond secured by that property and are not available to satisfy debt service obligations on other mortgage revenue bonds that we hold.  In addition, the value of a property at the time of its sale or refinancing will be a direct function of its perceived future profitability.  Therefore, the amount of base and contingent interest that we earn on our mortgage revenue bonds, and whether or not we will receive the entire principal balance of the bonds as and when due, will depend to a large degree on the economic results of the underlying apartment complexes.

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

The value of the properties is the only source of repayment of our mortgage revenue bonds.

The principal of most of our mortgage revenue bonds does not fully amortize over their terms.  This means that all or some of the balance of the mortgage loans underlying these bonds will be repaid as a lump-sum “balloon” payment at the end of the term.  The ability of the property owners to repay the mortgage loans with balloon payments is dependent upon their ability to sell the properties securing our mortgage revenue bonds or obtain adequate refinancing.  The mortgage revenue bonds are not personal obligations of the property owners, and we rely solely on the value of the properties securing these bonds for security.  Similarly, if a mortgage revenue bond goes into default, our only recourse is to foreclose on the underlying multifamily property.  If the value of the underlying property securing the bond is less than the outstanding principal balance and accrued interest on the bond, we will suffer a loss.

In the event a property securing a mortgage revenue bond is not sold prior to the maturity or remarketing of the bond, any contingent interest payable from the net sale or refinancing proceeds of the underlying property will be determined on the basis of the appraised value of the underlying property.  Real estate appraisals represent only an estimate of the value of the property being appraised and are based on subjective determinations, such as the extent to which the properties used for comparison purposes are comparable to the property being evaluated and the rate at which a prospective purchaser would capitalize the cash flow of the property to determine a purchase price.  Accordingly, such appraisals may result in us realizing less contingent interest from a mortgage revenue bond than we would have realized had the underlying property been sold.

There is additional credit risk when we make a taxable loan on a property.

The taxable property loans that we make to owners of the apartment properties that secure mortgage revenue bonds held by us are non-recourse obligations of the property owner.  As a result, the sole source of principal and interest payments on these taxable property loans is the net cash flow generated by these properties or the net proceeds from the sale of these properties.  The net cash flow from the operation of a property may be affected by many things as discussed above.  In addition, any payment of principal and interest on a taxable property loan on a particular property will be subordinate to payment of all principal and interest (including contingent interest) on the mortgage revenue bond secured by the same property.  As a result, there may be a higher risk of default on the taxable property loans than on the associated mortgage revenue bonds.  If a property is unable to sustain net cash flow at a level necessary to pay current debt service obligations on the taxable property loan on such property, a default may occur.  While these taxable property loans are secured by the underlying properties, in general, the Partnership does not expect to pursue foreclosure or other remedies against a property upon default of a taxable property loan if the property is not in default on the mortgage revenue bonds financing the property.

There are risks associated with our strategy of acquiring ownership interests in MF Properties in anticipation of future bond financings of these projects.

To facilitate our investment strategy of acquiring additional mortgage revenue bonds secured by multifamily apartment properties, we may acquire ownership positions in MF Properties that we expect to ultimately sell as part of a syndication of LIHTCs after the expiration of the compliance period relating to existing LIHTCs issued with respect to the MF Properties.  Our plan is to provide mortgage financing to the new property owners at the time of a syndication of new LIHTCs in connection with a rehabilitation of these MF Properties.  The market for LIHTC syndications may be negatively affected from time to time by economic and market conditions.  For this and other reasons, the Partnership may not be able to sell its interests in the MF Properties after the applicable LIHTC compliance period.  In addition, the value of the Partnership's interest in MF Properties will be affected by the economic performance of the MF Properties and other factors generally affecting the value of residential rental properties.  As a result, the Partnership may incur a loss upon the sale of its interest in an MF Property.  In addition, we may not be able to acquire mortgage revenue bonds on the MF Properties even if we are able to sell our interests in the MF Properties.  During the time the Partnership owns an interest in an MF Property, any net income it receives from these MF Properties will not be exempt from federal or state income taxation.

Any future issuances of additional shares could cause their market value to decline.

The Partnership may issue additional shares from time to time in order to raise additional equity capital.  The issuance of additional units could cause dilution of the existing shares and a decrease in the market price of the shares.  In addition, if additional shares are issued but we are unable to invest the additional equity capital in assets that generate what we expect and believe to be tax-exempt income at levels at least equivalent to our existing assets, the amount of cash available for distribution on a per share basis may decline.

We may suffer adverse consequences from changing interest rates.

We have financed the acquisition of some of our assets using variable-rate debt financing.  The interest that we pay on these financings fluctuates with a specific interest rate indices.  All of our mortgage revenue bonds bear interest at fixed rates and, notwithstanding the contingent interest feature on some of these bonds, the amount of interest we earn on these bonds will not increase with a general rise in interest rates.  Accordingly, an increase in our interest expense due to an increase in the applicable interest rate index used for our variable rate debt financing will reduce the amount of cash we have available for distribution to shareholders and may affect the market value of our shares. The use of derivatives is designed to mitigate some but not all of the exposure to the negative impact of a higher cost of borrowing.

An increase in interest rates could also decrease the value of our mortgage revenue bonds.  A decrease in the value of our mortgage revenue bonds could also decrease the amount we could realize on the sale of our investments and would thereby decrease the amount of funds available for distribution to our shareholders. During periods of low prevailing interest rates, the interest rates we earn on new mortgage revenue bonds that we acquire may be lower than the interest rates on our existing portfolio of mortgage revenue bonds.

To the extent we finance the acquisition of additional mortgage revenue bonds through the issuance of additional shares or from the proceeds from the sale of existing mortgage revenue bonds and we earn a lower interest rate on these additional bonds, the amount of cash available for distribution on a per share basis may be reduced.

We are subject to various risks associated with our derivative agreements.

We use derivative instruments, such as interest rate caps, to mitigate the risks we are exposed to as a result of changing interest rates.  However, there is no assurance that these instruments will fully insulate the Partnership from the interest rate risks to which it is exposed.  In addition, there are costs associated with these derivative instruments and these costs may not ultimately turn out to exceed the losses we would have suffered, if any, had these instruments not been in place.  There is also a risk that a counterparty to such an instrument will be unable to perform its obligations to the Partnership.  If a liquid secondary market does not exist for these instruments, we may be required to maintain a position until exercise or expiration, which could result in losses to the Partnership.  In addition, we are required to record the fair value of these derivative instruments on our financial statements by recording changes in their values as interest earnings or expense.  This can result in significant period to period volatility in the Partnership's reported net income over the term of these instruments.

There are risks associated with debt financing programs that involve securitization of our mortgage revenue bonds, PHC Certificates, and mortgage-backed securities.

We have obtained debt financing through the securitization of our mortgage revenue bonds, PHC Certificates, and MBS and may obtain this type of debt financing in the future.  The terms of these securitization programs differ, but in general require our investment assets be placed into a trust or other special purpose entity that issues a senior security to unaffiliated investors and a residual interest to the Partnership.  The trust or other entity receives all of the interest payments from its underlying mortgage revenue bonds, PHC Certificates, and MBS from which it pays interest on the senior security at a variable rate.  As the holder of the residual interest, the Partnership is entitled to any remaining interest received by the trust holding the securitized asset after it has paid the full amount of interest due on the senior security and all of the expenses of the trust, including various fees to the trustee, remarketing agents and liquidity providers.  Specific risks generally associated with these asset securitization programs include the following:

Changes in short-term interest rates can adversely affect the cost of an asset securitization financing.

The interest rate payable on the senior securities resets periodically based on a specified index usually tied to interest rates on short-term instruments.  In addition, because the senior securities may typically be tendered back to the trust, causing the trust to remarket the senior securities from time to time, an increase in interest rates may require an increase to the interest rate paid on the senior securities in order to successfully remarket these securities.  Any increase in interest rate payable on the senior securities will result in more of the underlying interest being used to pay interest on the senior securities leaving less interest available to the Partnership.  As a result, higher short-term interest rates will reduce, and could even eliminate, the Partnership's return on a residual interest in this type of financing.

Payments on the residual interests in these financing structures are subordinate to payments on the senior securities and to payment of trust expenses and no party guarantees the payment of any amounts under the residual interests.

The Partnership holds a residual interest (known as Class B interests in a TEBS financing facility and a LIFER in a TOB financing facility) in the securitization trusts established for the debt financing facilities. These residual interests are subordinate to the senior securities sold to investors.  As a result, none of the interest received by such a trust will be paid to the Partnership as the holder of a residual interest until all payments currently due on the senior securities have been paid in full and other trust expenses satisfied.  As the holder of a residual certificate in these trusts, the Partnership can look only to the assets of the trust remaining after payment of these senior obligations for payment on the residual certificates.  No third party guarantees the payment of any amount on the residual certificates.

Termination of an asset securitization financing can occur for a number of reasons which could cause the Partnership to lose the assets and other collateral it pledged for such financing.

In general, the trust or other special purpose entity formed for an asset securitization financing can terminate for a number of different reasons relating to problems with the assets or problems with the trust itself.  Problems with the assets that could cause the trust to collapse include payment or other defaults or a determination that the interest on the assets is taxable.  Problems with a trust include a downgrade in the investment rating of the senior securities that it has issued, a ratings downgrade of the liquidity provider for the trust, increases in short term interest rates in excess of the interest paid on the underlying assets, an inability to remarket the senior securities or an inability to obtain liquidity for the trust.  In each of these cases, the trust will be collapsed and the mortgage revenue bonds and other collateral held by the trusts will be sold.  If the proceeds from the sale of the trust collateral are not sufficient to pay the principal amount of the senior securities with accrued interest and the other expenses of the trusts then the Partnership will be required, through its guarantee of the trusts, to fund any such shortfall.  As a result, the Partnership, as holder of the residual interest in the trust, may not only lose its investment in the residual certificates but could also realize additional losses in order to fully repay trust obligations to the senior securities.

An insolvency or receivership of the program sponsor could impair the Partnership's ability to recover the assets and other collateral pledged by it in connection with a bond securitization financing.

In the event the sponsor of an asset securitization financing program becomes insolvent, it could be placed in receivership.  In that situation, it is possible that the Partnership would not be able to recover the investment assets and other collateral it pledged in connection with the securitization financing or that it would not receive all or any of the payments due from the trust or other special purpose entity on the residual interest held by the Partnership in such trust or other entity.

Conditions in the credit markets may increase our cost of borrowing or may make financing difficult to obtain, each of which may have a material adverse effect on our results of operations and business.

Economic conditions in international and domestic credit markets have been, and remain, challenging.  Tighter credit conditions and slower economic growth combined with continued concerns about the systemic impact of high unemployment, restricted availability of credit, and overall business and consumer confidence have contributed to a slow economic recovery and it is unclear when and how quickly conditions and markets will improve.  As a result of these economic conditions, the cost and availability of credit has been, and may continue to be, adversely affected in all markets in which we operate.  Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease, providing funding to borrowers.  As a result, our access to debt and equity financing may be adversely affected.  If these market and economic conditions continue, they may limit our ability to replace or renew maturing debt financing on a timely basis and may impair our access to capital markets to meet our liquidity and growth requirements which may have an adverse effect on our financial condition and results of operations.

Federal regulations adopted under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may require us to unwind our tender option bond financing facilities by July 2015.

On December 10, 2013, U.S. regulators finalized the “Volcker Rule” adopted under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which limits the ability of banking entities to sponsor or invest in certain types of “covered funds” (such as private equity funds and hedge funds) or to engage in certain types of proprietary trading in the U.S. The Volcker Rule restricts banking entities from acquiring or retaining an ownership interest in, sponsoring, or having certain relationships with certain “covered funds.” As currently structured, TOB Trusts like those used as part of the Company’s TOB financing program with DB, fit within the definition of “covered funds” and will be affected by the Volcker Rule. (Note that the Volcker Rule does not apply to Freddie Mac or more specifically, the Company’s TEBS financing facility with Freddie Mac.)

The regulators specifically noted that banks will need to evaluate if TOB Trusts are, in fact, covered funds and if so, whether an exception to the definition is available. The regulators declined to provide a specific exclusion from the definition of "covered funds" for TOB financing programs. The preamble also notes that participation in a TOB transaction is not prohibited per se, but is subject to the same restrictions on other covered funds. The effective date for the Volcker Rule is April 1, 2014, however the rule provides for a phase in period during which time banks need to make good faith efforts to have full compliance with the rule by July 21, 2015. There is also a possibility that this compliance or conformance period could be extended by up to two years. At this time, industry participants are working together to modify the structure of TOBs generally so that they qualify for one of the exceptions contained in the Volcker Rule. Market participants are confident that they will be able to restructure TOBs to permit banks, such as DB, to continue to sponsor TOB Trusts.

As discussed elsewhere in this document, the Company had approximately $164.3 million of outstanding debt financing under its TOB program with DB as of December 31, 2013. If DB terminates its participation in the TOB program, the Company would likely need to find another source of financing to replace the DB TOB financing. The Company may not, however, be able to secure such replacement financing at all and if it can get replacement financing, such financing may be on terms less favorable than those offered by DB. Any changes to the Company’s TOB financing program with DB required by the Volcker Rule could have an adverse effect on the Company’s financial condition and results of operations.

Our mortgage revenue bonds are illiquid assets and their value may decrease.

The majority of our assets consist of our mortgage revenue bonds.  These mortgage revenue bonds are relatively illiquid, and there is no existing trading market for them.  As a result, there are no market makers, price quotations, or other indications of a developed trading market for these mortgage revenue bonds.  In addition, no rating has been issued on any of the existing mortgage revenue bonds and we do not expect to obtain ratings on mortgage revenue bonds we may acquire in the future.  Accordingly, any buyer of these mortgage revenue bonds would need to perform its own due diligence prior to a purchase.  As a result, our ability to sell our mortgage revenue bonds, and the price we may receive upon their sale, will be affected by the number of potential buyers, the number of similar securities on the market at the time and a number of other market conditions.  As a result, such a sale could result in a loss to us.

Delay, Reduction, or Elimination of Appropriations from the U.S. Department of Housing and Urban Development can result in payment defaults on the Company's investments in PHC Trusts.

The Company has acquired interests (known as "LIFERS") in three tender option bond trusts (“PHC TOB Trusts”), which, in turn, hold PHC Certificates that have been issued by three PHC Trusts which hold custodial receipts evidencing loans made to a number of public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities solely out of annual appropriations to be made to the public housing authorities by HUD under HUD's Capital Fund Program. Annual appropriations for the Capital Fund Program must be determined by Congress each year, and there is no assurance that Congress will continue to make such appropriations at current levels or at all. If Congress fails to continue to make annual appropriations for the Capital Fund Program at or near current levels, or there is a delay in the approval of appropriations, the public housing authorities may not have funds from which to pay principal and interest on the loans underlying the PHC Certificates. The failure of public housing authorities to pay principal and interest on these loans will reduce or eliminate the payments received by the Company from the PHC TOB Trusts.

A Reduction in the Rating of PHC Certificates and MBS below investment grade would result in the liquidation of the investment in that TOB Trust

The Company's investment in PHC Certificates and MBS are made pursuant to the provision of its Partnership Agreement that allows investment in securities that are not mortgage revenue bonds backed by multifamily housing projects provided that these alternative securities are rated investment grade in one of the four highest rating categories by at least one nationally recognized securities rating agency and provide what the Company expects and believes to be tax-exempt income. In the event the investment rating of any of the PHC Certificates held by a PHC TOB Trust or any of the MBS was reduced to less than investment grade, the trustee over the TOB Trust has no obligation to divest of that securitized asset. Accordingly, the Partnership would be required to liquidate its LIFERS in that TOB Trust or liquidate the TOB Trust entirely. The TOB Trusts have no obligation to purchase the LIFERS and there is no established trading market for the LIFERS. Likewise, if the Partnership liquidates the TOB Trust, any downgrade in the investment rating of the PHC Certificates or MBS will likely decrease the value of the investment. As a result, the Partnership may not be able to divest its position in these LIFERS or terminate the TOB Trusts without incurring a material loss.

Prepayment rates on the mortgage loans underlying the Company's mortgage-backed securities may materially adversely affect our profitability or result in liquidity shortfalls that could require us to sell assets in unfavorable market conditions.

The Company's MBS are secured by pools of mortgages on residential properties. In general, the mortgages collateralizing our MBS may be prepaid at any time without penalty. Prepayments on our MBS result when homeowners/mortgagees satisfy (i.e., pay off) the mortgage upon selling or refinancing their mortgaged property. When we acquire a particular MBS, we anticipate that the underlying mortgage loans will prepay at a projected rate which, together with expected coupon income, provides us with an expected yield on such MBS. If we purchase assets at a premium to par value, and borrowers prepay their mortgage loans faster than expected, the corresponding prepayments on the MBS may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments on the MBS may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated. Prepayment rates on loans are influenced by changes in mortgage and market interest rates and a variety of economic, geographic, and other factors, all of which are beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks. In periods of declining interest rates, prepayment rates on mortgage loans generally increase. If general interest rates decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid (to the extent such assets are available for us to reinvest in). In addition, the market value of our MBS may, because of the risk of prepayment, benefit less than other fixed-income securities from declining interest rates.

The rent restrictions and occupant income limitations imposed on properties financed by our mortgage revenue bonds and on our MF Properties may limit the revenues of such properties.

All of the apartment properties securing our mortgage revenue bonds and the MF Properties in which our subsidiaries hold indirect interests are subject to certain federal, state and/or local requirements with respect to the permissible income of their tenants.  Since federal rent subsidies are not generally available on these properties, rents must be charged on a designated portion of the units at a level to permit these units to be continuously occupied by low or moderate income persons or families.  As a result, these rents may not be sufficient to cover all operating costs with respect to these units and debt service on the applicable mortgage revenue bond.  This may force the property owner to charge rents on the remaining units that are higher than they would be otherwise and may, therefore, exceed competitive rents. This may adversely affect the occupancy rate of a property securing an investment and the property owner's ability to service its debt.

The properties financed by certain of our mortgage revenue bonds are not completely insured against damages from hurricanes and other major storms.

Three of the multifamily housing properties financed by mortgage revenue bonds held by the Partnership are located in areas that are prone to damage from hurricanes and other major storms.  The current insurable value of these three properties is approximately $.50.1 million.  Due to the significant losses incurred by insurance companies in recent years due to damages from hurricanes, many property and casualty insurers now require property owners to assume the risk of first loss on a larger percentage of their property's value.  In general, the current insurance policies on the five properties financed by the Partnership that are located in areas rated for hurricane and storm exposure carry a five percent deductible on the insurable value of the properties.  As a result, if any of these properties were damaged in a hurricane or other major storm, the amount of uninsured losses could be significant and the property owner may not have the resources to fully rebuild the property and this could result in a default on the mortgage revenue bonds secured by the property.  In addition, the damages to a property may result in all or a portion of the rental units not being rentable for a period of time.  Unless a property owner carries rental interruption insurance, this loss of rental income would reduce the cash flow available to pay base or contingent interest on the Partnership's mortgage revenue bonds collateralized by these properties.

The properties securing our revenue bonds or the MF Properties may be subject to liability for environmental contamination which could increase the risk of default on such bonds or loss of our investment.

The owner or operator of real property may become liable for the costs of removal or remediation of hazardous substances released on its property.  Various federal, state and local laws often impose such liability without regard to whether the owner or operator of real property knew of, or was responsible for, the release of such hazardous substances.  We cannot assure you that the properties that secure our mortgage revenue bonds or the MF Properties in which our subsidiaries hold indirect interests, will not be contaminated.  The costs associated with the remediation of any such contamination may be significant and may exceed the value of a property or result in the property owner defaulting on the revenue bond secured by the property or otherwise result in a loss of our investment in a property.

If we acquire ownership of apartment properties we will be subject to all of the risks normally associated with the ownership of commercial real estate.

We may acquire ownership of apartment complexes financed by mortgage revenue bonds held by us in the event of a default on such bonds.  We may also acquire indirect ownership of MF Properties on a temporary basis in order to facilitate the eventual acquisition by us of mortgage revenue bonds on these apartment properties.  In either case, during the time we own an apartment complex, we will generate taxable income or losses from the operations of such property rather than tax exempt interest.  In addition, we will be subject to all of the risks normally associated with the operation of commercial real estate including declines in property value, occupancy and rental rates and increases in operating expenses.  We may also be subject to government regulations, natural disasters and environmental issues, any of which could have an adverse effect on the Partnership's financial results and ability to make distributions to shareholders.

There are a number of risks related to the construction of multifamily apartment properties that may affect the mortgage revenue bonds issued to finance these properties.

We may invest in mortgage revenue bonds secured by multifamily housing properties which are still under construction.  Construction of such properties generally takes approximately twelve to eighteen months.  The principal risk associated with construction lending is that construction of the property will be substantially delayed or never completed.  This may occur for a number of reasons including (i) insufficient financing to complete the project due to underestimated construction costs or cost overruns; (ii) failure of contractors or subcontractors to perform under their agreements; (iii) inability to obtain governmental approvals; (iv) labor disputes; and (v) adverse weather and other unpredictable contingencies beyond the control of the developer.  While we may be able to protect ourselves from some of these risks by obtaining construction completion guarantees from developers, agreements of construction lenders to purchase our bonds if construction is not completed on time, and/or payment and performance bonds from contractors, we may not be able to do so in all cases or such guarantees or bonds may not fully protect us in the event a property is not completed.  In other cases, we may decide to forego certain types of available security if we determine that the security is not necessary or is too expensive to obtain in relation to the risks covered.  If a property is not completed, or costs more to complete than anticipated, it may cause us to receive less than the full amount of interest owed to us on the mortgage revenue bond financing such property or otherwise result in a default under the mortgage loan that secures our mortgage revenue bond on the property.  In such case, we may be forced to foreclose on the incomplete property and sell it in order to recover the principal and accrued interest on our mortgage revenue bond and we may suffer a loss of capital as a result.  Alternatively, we may decide to finance the remaining construction of the property, in which event we will need to invest additional funds into the property, either as equity or as a taxable property loan.  Any return on this additional investment would be taxable.  Also, if we foreclose on a property, we will no longer receive interest on the bond issued to finance the property.  The overall return to the Partnership from its investment in such property is likely to be less than if the construction had been completed on time or within budget.

There are a number of risks related to the lease-up of newly constructed or renovated properties that may affect the mortgage revenue bonds issued to finance these properties.

We may acquire mortgage revenue bonds issued to finance properties in various stages of construction or renovation.  As construction or renovation is completed, these properties will move into the lease-up phase.  The lease-up of these properties may not be completed on schedule or at anticipated rent levels, resulting in a greater risk that these investments may go into default than investments secured by mortgages on properties that are stabilized or fully leased-up.  The underlying property may not achieve expected occupancy or debt service coverage levels.  While we may require property developers to provide us with a guarantee covering operating deficits of the property during the lease-up phase, we may not be able to do so in all cases or such guarantees may not fully protect us in the event a property is not leased up to an adequate level of economic occupancy as anticipated.

We have assumed certain potential liabilities relating to recapture of tax credits on MF Properties.

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

The Partnership is not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) because it operates under an exemption therefrom.  As a result, none of the protections of the Investment Company Act (such as provisions relating to disinterested directors, custody requirements for securities, and regulation of the relationship between a fund and its advisor) will be applicable to the Partnership.

The Partnership engages in transactions with related parties.

Each of the executive officers of Burlington and four of the managers of Burlington hold equity positions in Burlington.  A subsidiary of Burlington acts as the General Partner to the Partnership and manages our investments and performs administrative services for us and earns certain fees that are either paid by the properties financed by our mortgage revenue bonds or by us.  Another subsidiary of Burlington provides on-site management for some of the multifamily apartment properties that underlie our mortgage revenue bonds and each of our MF Properties and earns fees from the property owners based on the gross revenues of these properties.  The owners of the limited-purpose corporations which own three of the apartment properties financed with mortgage revenue bonds and taxable property loans held by the Partnership are employees of Burlington who are not involved in the operation or management of the Partnership and who are not executive officers or managers of Burlington.  Because of these relationships, our agreements with Burlington and its subsidiaries are related-party transactions.  By their nature, related-party transactions may not be considered to have been negotiated at arm's length.  These relationships may also cause a conflict of interest in other situations where we are negotiating with Burlington.

Shareholders may incur tax liability if any of the interest on our mortgage revenue bonds, PHC Certificates, or MBS is determined to be taxable.

In each mortgage revenue bond transaction, the governmental issuer, as well as the underlying borrower, has covenanted and agreed to comply with all applicable legal and regulatory requirements necessary to establish and maintain the tax-exempt status of interest earned on the bonds. Failure to comply with such requirements may cause interest on the related issue of bonds to be includable in gross income for federal income tax purposes retroactive to the date of issuance, regardless of when such noncompliance occurs. Should the interest income on a mortgage revenue bond be deemed to be taxable, the bond documents include a variety of rights and remedies that the Partnership has concluded would help mitigate the economic impact of taxation of the interest income on the affected bonds. Under such circumstances, the Partnership would enforce any and all of such rights and remedies as set forth in the related bond documents as well as any other rights and remedies available under applicable law. In addition, in the event the tax-exemption of interest income on any mortgage revenue bond is challenged by the IRS, the Partnership would participate in the tax and legal proceedings to contest any such challenge and would, under appropriate circumstances, appeal any adverse final determinations. The loss of tax-exemption for any particular issue of bonds would not, in and of itself, result in the loss of tax-exemption for any unrelated issue of bonds. However, the loss of such tax-exemption could result in the distribution to our shareholders of taxable income relating to such bonds.

Certain of our mortgage revenue bonds bear interest at rates which include contingent interest. Payment of the contingent interest depends on the amount of net cash flow generated by, and net proceeds realized from a sale of, the property securing the bond. Due to this contingent interest feature, an issue may arise as to whether the relationship between the property owner and us is that of debtor and creditor or whether we are engaged in a partnership or joint venture with the property owner. If the IRS were to determine that these mortgage revenue bonds represented an equity investment in the underlying property, the interest paid to us could be viewed as a taxable return on such investment and would not qualify as tax-exempt interest for federal income tax purposes.

In addition, we have, and may in the future, obtain debt financing through asset securitization programs in which we place mortgage revenue bonds, PHC Certificates, and MBS into trusts and are entitled to a share of the interest received by the trust on these bonds after the payment of interests on senior securities issued by the trust, it is possible that the characterization of our residual interest in such a securitization trust could be challenged and the income that we receive through these instruments could be treated as ordinary taxable income includable in our gross income for federal tax purposes.

Not all of the income received by the Partnership is exempt from taxation.

We have made, and may make in the future, taxable property loans to the owners of properties which are secured by mortgage revenue bonds that we hold.  The interest income earned by the Partnership on these mortgage loans is subject to federal and state income taxes.  In addition, if we acquire direct or indirect interests in real estate, either through foreclosure of a property securing a mortgage revenue bond or a taxable property loan or through the acquisition of an MF Property, any income we receive from the property will be taxable income from the operation of real estate.  In that case, the taxable income received by the Partnership will be allocated to our shareholders and will represent taxable income to them regardless of whether an amount of cash equal to such allocable share of this taxable income is actually distributed to shareholders.

If the Partnership was determined to be an association taxable as a corporation, it will have adverse economic consequences for the Partnership and its shareholders.

The Partnership has determined to be treated as a partnership for federal income tax purposes.  The purpose of this determination is to eliminate federal and state income tax liability for the Partnership and allow us to pass through our interest which we expect and believe to be tax-exempt to our shareholders so that they are not subject to federal tax on this income. If our treatment as a partnership for tax purposes is challenged, we would be classified as an association taxable as a corporation. This would result in the Partnership being taxed on its taxable income, if any, and, in addition, would result in all cash distributions made by the Partnership to shareholders being treated as taxable dividend income to the extent of the Partnership’s earnings and profits. The payment of these dividends would not be deductible by the Partnership. The listing of the Partnership’s shares for trading on the NASDAQ causes the Partnership to be treated as a “publicly traded partnership” under Section 7704 of the Internal Revenue Code. A publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income.  Qualifying income includes interest, dividends, real property rents, gain from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends and certain other items.  The Partnership expects and believes that substantially all of the Partnership’s gross income will continue to be tax-exempt interest income on its mortgage revenue bonds, but there can be no assurance that will be the case. While we believe that all of this interest income is qualifying income, it is possible that some or all of our income could be determined not to be qualifying income. In such a case, if more than ten percent of our annual gross income in any year is not qualifying income, the Partnership will be taxable as a corporation rather than a partnership for federal income tax purposes. We have not received, and do not intend to seek, a ruling from the Internal Revenue Service regarding our status as a partnership for tax purposes.

To the extent the Partnership generates taxable income; shareholders will be subject to income taxes on this income, whether or not they receive cash distributions.

As a partnership, our shareholders will be individually liable for income tax on their proportionate share of any taxable income realized by the Partnership, whether or not we make cash distributions.

There are limits on the ability of our shareholders to deduct Partnership losses and expenses allocated to them.

The ability of shareholders to deduct their proportionate share of the losses and expenses generated by the Partnership will be limited in certain cases, and certain transactions may result in the triggering of the Alternative Minimum Tax for shareholders who are individuals.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

The Partnership conducts its business operations from and maintains its executive offices at 1004 Farnam Street, Omaha, Nebraska 68102. This property is owned by Burlington. The Partnership believes that this property is adequate to meet its business needs for the foreseeable future.

Each of the Partnership's mortgage revenue bonds is collateralized by a multifamily housing property.  The Partnership does not hold title or any other interest in these properties, other than the mortgages securing the bonds.

As a result of the guidance on consolidations, the Company is required to consolidate certain of the multifamily residential properties securing its bonds because the owners of those properties are treated as Consolidated VIEs for which the Company is the primary beneficiary. As of December 31, 2013, the Company consolidated two multifamily housing properties owned by VIEs located in Florida and South Carolina.  The Partnership does not hold title to the properties owned by the VIEs.

In addition to the properties owned by Consolidated VIEs, the Company reports the financial results of the MF Properties on a consolidated basis due to the limited partnership interests held by its subsidiary in the partnerships that own the MF Properties.  The Company consolidated nine MF Properties located in Georgia, Indiana, Kentucky, Kansas, Nebraska, and Texas as of December 31, 2013.

The following table sets forth certain information for each of the consolidated properties as of December 31, 2013:

Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2013
Bent Tree Apartments	Columbia, SC	232	$986,000	$12,097,419	$13,083,419
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,845,020	9,695,420
					$22,778,839
Less accumulated depreciation (depreciation expense of approximately $1.4 million in 2013)					(9,741,942)
Balance at December 31, 2013					$13,036,897

MF Properties
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2013
Arboretum	Omaha, NE	145	$1,739,554	$19,123,872	$20,863,426
Eagle Village	Evansville, IN	511	567,880	12,336,975	12,904,855
Glynn Place	Brunswick, GA	128	743,996	4,937,172	5,681,168
Maples on 97th	Omaha, NE	258	1,180,058	7,613,668	8,793,726
Meadowview	Highland Heights, KY	118	688,539	5,416,293	6,104,832
Residences of DeCordova	Granbury, TX	110	1,137,832	7,965,574	9,103,406
Residences of Weatherford	Weatherford, TX	76	1,927,701	5,695,600	7,623,301
Woodland Park	Topeka, KS	236	1,260,032	14,033,777	15,293,809
Construction work in process (1)	Lincoln, NE	N/A	—	13,130,325	13,130,325
					$99,498,848
Less accumulated depreciation (depreciation expense of approximately $3.8 million in 2013)					(9,386,811)
Balance at December 31, 2013					$90,112,037
(1) The construction work in process represents the costs related to The 50/50 Student Housing at UNL, a 475 student bed mixed-use project, to be built above a 1,605 parking stall garage to be constructed at the University of Nebraska-Lincoln.

Item 3.  Legal Proceedings.

The Partnership is periodically involved in ordinary routine litigation incidental to its business, including foreclosure actions relating to properties securing mortgage revenue bonds held by the Partnership. In our judgment, there are no material pending legal proceedings to which the Partnership is a party or to which any of the properties collateralizing the Partnership's mortgage revenue bonds are subject the resolution of which is expected to have a material adverse effect on the Company’s consolidated results of operations, cash flows, or financial condition.

Item 4.    Mine Safety Disclosures

None

PART II

Item 5. Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

(a)Market Information. BUCs represent assignments by the sole limited partner of its rights and obligations as a limited partner. The rights and obligations of shareholders are set forth in the Partnership Agreement. BUCs of the Partnership trade on the NASDAQ Global Select Market under the trading symbol "ATAX". The following table sets forth the high and low sale prices for the BUCs for each quarterly period from January 1, 2012 through December 31, 2013.

2013	High	Low
1st Quarter	$7.32	$6.94
2nd Quarter	$7.23	$6.51
3rd Quarter	$7.08	$6.60
4th Quarter	$7.20	$6.29

2012	High	Low
1st Quarter	$5.59	$4.91
2nd Quarter	$5.93	$4.98
3rd Quarter	$6.19	$5.25
4th Quarter	$7.10	$5.81

(b) Shareholders. The approximate number of shareholders on December 31, 2013 was 19,400.

(c) Distributions. Distributions to shareholders were made on a quarterly basis during 2013, 2012, and 2011. Total distributions for the years ended December 31, 2013, 2012, and 2011 were approximately $23,118,000, $20,643,000, and $15,061,000, respectively.

(d)The distributions paid or accrued per BUC during the fiscal years ended December 31, 2013, 2012, and 2011 were as follows:

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Cash Distributions	$0.5000	$0.5000	$0.5000

See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” for information regarding the sources of funds that will be used for cash distributions and for a discussion of factors which may adversely affect the Partnership's ability to make cash distributions at the same levels in 2013 and thereafter.

(e)Sales of Unregistered Securities. The Partnership did not sell any of its securities during the past three years which were not registered under the Securities Act of 1933, as amended.

(f)Issuer Purchases of Equity Securities. None

Item 6.  Selected Financial Data.

Set forth below is selected financial data for the Company as of and for the years ended December 31, 2009 through 2013. The information should be read in conjunction with the Company's consolidated financial statements and notes thereto filed in response to Item 8 of this report.  Please refer to the discussions in Item 1 and Item 7 regarding the implementation of guidance on consolidations and its effects on the presentation of financial data in this report on Form10-K:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009

Property revenue	16,110,740	12,654,530	10,976,250	9,106,667	10,174,848
Real estate operating expenses	(9,574,822)	(7,877,931)	(6,758,707)	(6,060,676)	(6,973,134)
Depreciation and amortization expense	(6,732,580)	(4,982,030)	(3,963,502)	(3,590,151)	(4,178,377)
Investment income	22,651,622	11,078,467	9,187,291	6,881,314	4,253,164
Contingent interest income	6,497,160	—	309,990	—	—
Other interest income	1,772,338	150,882	485,679	455,622	106,082
Gain on sale and retirement of bonds	—	680,444	445,257	—	—
Other income	250,000	555,328	294,328	—	—
Provision for loss on receivables	(241,698)	(452,700)	(952,700)	—	—
Provision for loan loss	(168,000)	—	(4,242,571)	(562,385)	(1,401,731)
Realized loss on taxable property loans	(4,557,741)	—	—	—	—
Gain on sale of assets held for sale	—	—	—	—	862,865
Gain on early extinquishment of debt	—	—	—	435,395	—
Asset impairment charge - Weatherford	—	—	—	(2,528,852)	—
Interest expense	(7,235,336)	(5,530,995)	(5,441,700)	(1,887,823)	(3,307,854)
General and administrative expenses	(4,237,245)	(3,512,233)	(2,764,970)	(2,383,784)	(1,997,661)
Income (loss) from continuing operations	14,534,438	2,763,762	(2,425,355)	(134,673)	(2,461,798)
Income (loss) from discontinued operations, (including gain on sale of $3,177,183, $1,406,608 and $26,514,809 in 2013, 2012, and 2009, respectively)	3,442,404	2,232,276	752,192	(469,518)	26,289,211
Net income (loss)	17,976,842	4,996,038	(1,673,163)	(604,191)	23,827,413
Less: net income (loss) attributable to noncontrolling interest	261,923	549,194	570,759	(203,831)	(11,540)
Net income (loss) - America First Multifamily Investors, L. P.	17,714,919	4,446,844	(2,243,922)	(400,360)	23,838,953
Less: general partners' interest in net income	1,416,296	691,312	152,359	28,532	804,223
Unallocated (loss) income related to variable interest entities	(1,116,262)	(1,522,846)	(1,289,539)	(2,466,260)	20,495,957
Unitholders' interest in net income (loss)	$17,414,885	$5,278,378	$(1,106,742)	$2,037,368	$2,538,773
Unitholders' Interest in net income per unit (basic and diluted):
Income (loss) from continuing operations	$0.32	$0.09	$(0.06)	$0.09	$0.18
Income (loss) from discontinued operations	$0.08	$0.05	$0.02	$(0.02)	$(0.03)
Net income (loss), basic and diluted, per unit	$0.40	$0.14	$(0.04)	$0.07	$0.15
Distributions paid or accrued per BUC	$0.5000	$0.5000	$0.5000	$0.5400	$0.5450
Weighted average number of BUCs outstanding, basic and diluted	43,453,476	37,367,600	30,122,928	27,493,449	16,661,969

Please refer to the discussions in Item 1 and Item 7 regarding the implementation of guidance on consolidations and it's effects on the presentation of financial data in this report on Form10-K (continued):

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009

Mortgage revenue bonds, at fair value	$68,946,370	$45,703,294	$26,542,565	$27,115,164	$69,399,763
Mortgage revenue bonds held in trust, at fair value	$216,371,801	$99,534,082	$109,152,787	$73,451,479	$—
Public housing capital fund trusts, at fair value	$62,056,379	$65,389,298	$—	$—	$—
Mortgage-backed securities, at fair value	$37,845,661	$32,121,412	$—	$—	$—
Real estate assets, net	$103,148,934	$85,488,292	$75,268,936	$51,750,123	$61,148,393
Total assets of discontinued operations	$—	$32,580,427	$37,494,700	$33,714,886	$31,891,383
Total assets	$534,233,032	$413,150,755	$297,976,545	$241,607,250	$190,770,720
Total debt of continuing operations	$314,361,320	$217,067,507	$148,137,455	$99,972,100	$59,783,065
Total debt of discontinued operations	$—	$—	$10,779,428	$6,281,882	$25,697,122
Cash flows provided by (used in) operating activities	$14,232,724	$7,482,090	$10,229,300	$2,200,893	$(339,254)
Cash flows (used in) provided by investing activities	$(158,421,463)	$(97,296,115)	$(31,811,420)	$(48,549,857)	$11,822,244
Cash flows provided by (used in) financing activities	$125,175,254	$99,932,112	$28,518,485	$42,345,477	$(1,563,495)
Cash Available for Distribution ("CAD")(1)	$18,379,205	$12,288,089	$10,612,090	$9,513,494	$8,708,527

(1)  To calculate CAD, amortization expense related to debt financing costs and bond reissuance costs, Tier 2 income due to the general partner (as defined in the Partnership Agreement), interest rate derivative income or expense (including adjustments to fair value), provision for loan losses, provision for loss on receivables, impairments on assets, deferred gain and related interest, bond discount amortization net of cash received, losses related to consolidated VIEs, and depreciation and amortization expense on MF Property assets are added back to the Company's net income (loss) as computed in accordance with GAAP. The Company uses CAD as a supplemental measurement of its ability to pay distributions.  The Company believes that CAD provides relevant information about its operations and is necessary along with net income (loss) for understanding its operating results.

Management utilizes a calculation of cash available for distribution or "CAD" as a means to determine the Partnership's ability to make distributions to shareholders.  The General Partner believes that CAD provides relevant information about the Partnership's operations and is necessary along with net income for understanding its operating results.  Net income is the GAAP measure most comparable to CAD. There is no generally accepted methodology for computing CAD, and the Partnership's computation of CAD may not be comparable to CAD reported by other companies.  Although the Partnership considers CAD to be a useful measure of its operating performance, CAD is a non-GAAP measure and should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP, or any other measures of financial performance or liquidity presented in accordance with GAAP.

The following sets forth a reconciliation of the Company's net income (loss) as determined in accordance with GAAP and the Partnership's CAD for the periods set forth.

	2013	2012	2011	2010	2009
Net income (loss) - America First Multifamily Investors L.P.	$17,714,919	$4,446,844	$(2,243,922)	$(400,360)	$23,838,953
Net loss (income) related to VIEs and eliminations due to consolidation	1,116,262	1,522,846	1,289,539	2,466,260	(20,495,957)
Net income (loss) before impact of VIE consolidation	18,831,181	5,969,690	(954,383)	2,065,900	3,342,996
Change in fair value of derivatives and interest rate derivative amortization	283,610	944,541	2,083,521	(571,684)	830,142
Depreciation and amortization expense (Partnership only)	5,374,802	3,447,316	2,281,541	1,337,859	1,625,120
Provision for loss on receivables	241,698	452,700	952,700	—	—
Provision for loan loss	168,000	—	4,242,571	1,147,716	1,696,730
Deposit liability gain - sale of the Ohio Properties (1)	(1,775,527)	—	—	1,775,527	—
Tier 2 Income distributable to the General Partner (1)	(484,855)	(657,933)	(170,410)	(472,246)	(802,909)
Deposit liability gain - sale of the Greens Property (2)	(1,401,656)	—	—	—	—
Developer income (3)	528,000	—	—	—	—
Asset impairment charge - Weatherford	—	—	—	2,716,330	—
Depreciation and amortization related to discontinued operations	9,859	452,942	887,492	1,172,771	1,888,953
Loss on bond sale	—	—	—	—	127,495
Bond purchase discount accretion (net of cash received)	256,615	160,464	(100,998)	(403,906)	—
Greens Property deferred interest and reversal of deferral (4)	(135,264)	135,264	—	—	—
Ohio Properties deferred interest and reversal of deferral (5)	(3,517,258)	1,383,105	1,390,056	745,227	—
CAD	$18,379,205	$12,288,089	$10,612,090	$9,513,494	$8,708,527
Weighted average number of units outstanding,
basic and diluted	43,453,476	37,367,600	30,122,928	27,493,449	16,661,969
Net income (loss), basic and diluted, per unit	$0.40	$0.14	$(0.04)	$0.07	$0.15
Total CAD per unit	$0.42	$0.33	$0.35	$0.35	$0.52
Distributions per unit	$0.5000	$0.5000	$0.5000	$0.5000	$0.5450

(1) As described in Note 2 to the consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the shareholders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner.

•
For the year ended December 31, 2013, the Company realized approximately $1.9 million in Tier 2 income from the Iona Lakes mortgage revenue bond redemption. The Company determined that the approximate $1.8 million gain from the sale of the Ohio Properties was Tier 2 income in 2010, the year in which the Ohio Properties were sold to the unaffiliated not-for-profit. As such, 25% of that gain was distributed to AFCA 2 in 2010 and there was no Tier 2 income reported in 2013 related to the Ohio Properties.

•
For the year ended 2012, the Tier 2 income is approximately $557K recognized on the Arbors at Hickory Ridge mortgage revenue bond re-structuring, $668K recognized on the GMF-Madison and GMF-Warren/Tulane mortgage revenue bond sale and $1.4 million recognized on the sale of the MF Properties.

•
For the year ended December 31, 2011, the Tier 2 income is approximately $445K recognized on the Briarwood mortgage revenue bond retirement and approximately $308K of contingent interest recognized upon the Clarkson mortgage revenue bond retirement.

•	For the year ended December 31, 2010, the deferred gain on the sale of the Ohio Properties generated approximately $1.8 million and contingent interest generated approximately $33K of Tier 2 income.

•
For 2009, the Tier 2 income distributable to the General Partner was generated by the early redemption of Woodbridge - Bloomington and Woodbridge - Louisville mortgage revenue bond investments, the sale of Oak Grove, and contingent interest received from Fairmont Oaks and Lake Forest Apartments.

(2) The Partnership sold the Greens Property in conjunction with the purchase of mortgage revenue bonds secured by the property. The sales price approximated the 2009 property purchase price and therefore the gain from the sale of the property related entirely to depreciation recapture. For this reason, the General Partner concluded that the gain should be excluded from the calculation of CAD.
(3) The developer income amount represents cash received by the Partnership for developer and construction management services performed on The 50/50 Student Housing at UNL mixed-use project in Lincoln, Nebraska.  The development under construction at the University of Nebraska - Lincoln is accounted for as an MF property and the cash received for these fees has been eliminated within the consolidated financial statements.  For purposes of CAD, management is treating these fees as if received from an unconsolidated entity.
(4) In July 2013, the Company recognized the sale of the Greens Property. The Company was required to follow the deposit method of accounting and had to defer to the gain until sufficient equity was invested by the new unaffiliated owners (which occurred in July 2013). Mortgage interest income of approximately $135,000 was received by the Partnership between October 2012 and December 31, 2012 and reported in 2012 CAD, and as such, the amount was reversed in the first nine months of the 2013 CAD calculation. As such, approximately $135,000 of CAD is being reversed out in the 2013 calculation of CAD.
(5) The recognition of the sale of the Ohio Properties allowed the Company to 1) realize approximately $4.2 million of interest income on the mortgage revenue bonds, 2) recognize approximately $1.1 million of taxable interest income on taxable property loans receivable it holds with the Ohio Properties, and 3) realize a $250,000 guarantee fee from the general partner owner of the Ohio Properties all in 2013 (see Note 10 to the consolidated financial statements). Mortgage interest income of $3.5 million of the $4.2 million had been previously received by the Partnership and reported in CAD, and as such, the amount was reversed in the 2013 CAD calculation.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

In this Management's Discussion and Analysis, the “Partnership” refers to America First Multifamily Investors, L.P. and its Consolidated Subsidiaries which consist of:

•
ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to hold mortgage revenue bonds in order to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing with Freddie Mac (See Note 10 to the consolidated financial statements).

•	Nine multifamily apartments ("MF Properties") which are either wholly or majority owned by subsidiaries of the Partnership.

The “Company” refers to the consolidated financial statements reported in this Form 10-K which include the assets, liabilities, and results of operations of the Partnership, its Consolidated Subsidiaries and three other consolidated entities in which the Partnership does not hold an ownership interest but which own multifamily apartment properties financed with mortgage revenue bonds held by the Partnership and which are treated as variable interest entities ("VIEs") of which the Partnership has been determined to be the primary beneficiary (the “Consolidated VIEs”). All significant transactions and accounts between the Partnership and the VIEs have been eliminated in consolidation.

Executive Summary

Mortgage Revenue Bonds. As of December 31, 2013, the Partnership owned 42 mortgage revenue bonds with an aggregate outstanding principal amount of $314.7 million.  These bonds were issued by various state and local housing authorities in order to provide construction and/or permanent financing of 32 multifamily residential apartments containing a total of 5,409 rental units located in the states of California, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Minnesota, North Carolina, Ohio, South Carolina, Tennessee, and Texas. In each case the Partnership owns, either directly or indirectly, 100% of the bonds issued for these properties. Each bond is secured by a mortgage or deed of trust on the financed apartment property. As of December 31, 2012, the properties underlying the fourteen non-consolidated mortgage revenue bonds contain a total of 2,700 rental units. Two bonds secured by the three Ohio Properties containing 362 rental units and two bonds secured by the Greens Property containing 168 rental units are eliminated in consolidation in the Company's financial statements (see Note 3 to the consolidated financial statements) and the multifamily apartment properties are reported as discontinued operations in 2012. Three bonds secured by three multifamily residential apartments contained 650 rental units are reported as VIEs and are eliminated upon consolidation in 2012, and the property for one bond, Vantage at Judson, is under construction.

The mortgage revenue bond segment reported revenue of approximately $27.8 million, interest expense of approximately $3.3 million and income from continuing operations of approximately $14.5 million for the year ended December 31, 2013. The mortgage revenue bond investments segment reported revenue of approximately $12.2 million, interest expense of approximately $3.5 million, and income from continuing operations of approximately $4.1 million for the year ended December 31, 2012. For the year ended December 31, 2011, the mortgage revenue bond segment reported revenue of approximately $12.6 million, interest expense of approximately $4.5 million, and a loss from continuing operations of approximately $0.4 million.

The increase in income from continuing operations between 2013 and 2012 is comprised of several factors:

•	Approximately $6.0 million of mortgage revenue bond and taxable interest income and a guarantee fee of $250,000 realized from the recognition of the sale of the Ohio Properties,

•	A net realized gain of approximately $1.9 million from the redemption of the Iona Lakes mortgage revenue bond (see Note 5 to the consolidated financial statements), with

•	The remaining net increase from the acquisitions of new mortgage revenue bonds during 2013.

The majority of the increase in income from continuing operations between 2011 to 2012 resulted from a $4.2 million reserve recorded against the Iona Lakes taxable property loan in 2011 and no taxable property loan reserves recorded in 2012. The remaining reason for the increase is due to the non-cash change in the fair value of the interest rate derivatives; which was a loss of $2.1 million in 2011 versus a loss of approximately $945,000 in 2012, respectively.

Other Securities.  During 2013 and 2012, the Company invested in other types of securities.  In accordance with the terms of the Partnership Agreement, these securities must be rated in one of the four highest rating categories by at least one nationally recognized securities rating agency, must generate income which is exempt from inclusion for federal income taxation purposes at the time of acquisition, and may not represent more than 25% of the Partnership's assets at the time of acquisition.

Public Housing Capital Fund Trusts' Certificates ("PHC Certificates"). The PHC Certificates, acquired during July 2012, consist of custodial receipts evidencing loans made to a number of public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by United States Department of Housing and Urban Development (“HUD”) under it's Capital Fund Program. At December 31, 2013 and 2012, the Company owned PHC Certificates with an aggregate outstanding principal amount of $65.3 million. The PHC Certificates segment reported revenue of approximately $3.3 million, interest expense of approximately $1.3 million, and income from continuing operations of $1.9 million for the year ended December 31, 2013. The PHC Certificates segment reported revenue of approximately $1.6 million, interest expense of approximately $542,000, and income from continuing operations of $1 million for the year ended December 31, 2012. The increase in revenue, interest expense, and income from continuing operations can be attributed to only a partial year of investment ownership in 2012.

Mortgage-backed securities ("MBS"). The third class of security owned by the Company is MBS. As of December 31, 2013, the Company owned fourteen state-issued MBS with an aggregate outstanding principal amount of approximately $42.8 million. The MBS were acquired during the fourth quarter of 2012 and first six months of 2013 and are backed by residential mortgage loans. The MBS segment reported revenue of approximately $1.6 million, interest expense of approximately $464,000, and income from continuing operations of approximately $1.1 million for the year ended December 31, 2013. As of December 31, 2012, the Company owned ten state-issued MBS with an aggregate outstanding principal amount of approximately $31.6 million.The MBS segment reported revenue of approximately $194,000, interest expense of approximately $39,000, and income from continuing operations of $149,000 for the year ended December 31, 2012. The increase in revenue, interest expense, and income from continuing operations can be attributed to only a partial year of investment ownership in 2012.

MF Properties. To facilitate its investment strategy of acquiring additional mortgage revenue bonds secured by multifamily apartment properties, the Partnership may acquire ownership positions in MF Properties, in order to ultimately restructure the property ownership through a sale of the MF Properties.  The Partnership expects each of these MF Properties to eventually be sold to a not-for-profit entity or in connection with a syndication of LIHTCs under Section 42 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).  The Partnership expects to acquire mortgage revenue bonds issued to provide debt financing for these properties at the time the property ownership is restructured. The Partnership expects to provide the mortgage revenue bonds to the new property owners as part of the restructuring.  At December 31, 2013, the Partnership’s wholly-owned subsidiaries held interests in three entities that own MF Properties containing a total of 504 rental units.  In addition, the Partnership's subsidiaries own five MF Properties, Arboretum, DeCordova, Eagle Village, Weatherford, and Woodland Park containing a total of 1,078 rental units, plus The 50/50 Student Housing at the University of Nebraska-Lincoln mixed-use project in Lincoln, Nebraska that is currently under construction (see Note 8 to the consolidated financial statements). The MF Properties' operating goal is similar to that of the properties underlying the Partnership's mortgage revenue bonds. As of December 31, 2012, the Partnership’s wholly-owned subsidiaries held interests in three entities that own MF Properties containing a total of 504 rental units and the Partnership's subsidiaries owned four MF Properties, Arboretum, DeCordova, Eagle Village and Weatherford containing a total of 842 rental units.

The MF Properties segment reported revenue of approximately $11.4 million and $7.8 million and a loss from continuing operations of approximately $1.8 million and $1.1 million for the years ended December 31, 2013 and 2012, respectively. The MF Properties segment reported revenue of approximately $5.1 million and a loss from continuing operations of approximately $783,000 for the year ended December 31, 2011. The increase in revenue and loss from continuing operations for the year ended December 31, 2013 compared to the prior year can be attributed to the foreclosure of Woodland Park mortgage revenue bond during 2013 and the acquisition of Maples on 97th properties which was owned an entire year in 2013.

The increase in revenue for the year ended 2012 as compared to 2011 is due to having a full year's worth of revenue from the Arboretum and Eagle Village properties which were acquired during 2011 and the Maples on 97th property which was acquired in August 2012. This increase in revenue was more than offset by an increase in real estate operating expenses and depreciation expense also attributed to these acquired properties as well as real estate operating expenses and depreciation expense from the Weatherford property which finalized construction during the first half of 2012 and was in lease-up at December 31, 2012.

Discontinued Operations. As of December 31, 2012, the Partnership’s wholly-owned subsidiaries held interests in three Ohio Properties containing 362 rental units and the Greens Property containing 168 rental units which are reported as discontinued operations (see Notes 2 and 10 to the consolidated financial statements). The income from discontinued operations was approximately $3.4 million in 2013, $2.2 million in 2012, and $752,000 in 2011. The Partnership reported gains of approximately $3.2 million from the recognition of the sale of the Ohio Properties and Greens Property for the year ended December 31, 2013. The increase in income between 2011 and 2012 can be attributed to the $1.4 million gain realized from the sales of the Commons at Churchland and Eagle Ridge properties in 2012.

Tender Option Bond ("TOB") Financing. In July 2011, the Company executed a Master Trust Agreement with DB which allows the Company to execute multiple Tender Option Bond financing facility ("TOB Trust") structures upon the approval and agreement of terms by DB. Under each TOB Trust structure issued through the Master Trust Agreement, the TOB trustee issues senior floating-rate participation interests ("SPEARS") and residual participating interests ("LIFERS"). These SPEARS and LIFERS represent beneficial interests in the securitized asset held by the TOB trustee. The Company will purchase the LIFERS from each of these TOB Trusts which will grant them certain rights to the securitized assets. During 2013, the Company closed on six new TOB Trusts. During 2012, the Company closed on six new TOB Trusts. The TOBS in 2013 and 2012 were issued under the terms of the Company's Master Trust Agreement with DB.

At December 31, 2013, the Company owed approximately $164.3 million under fifteen separate TOB Trusts and owed approximately $84.0 million under nine separate TOB Trusts at December 31, 2012 (see Note 11 to the consolidated financial statements), as follows:

•
$49.0 million was owed under three TOB Trusts which are securitized by PHC Certificates ("PHC TOB Trusts") with outstanding principal balances of approximately $65.3 million at both December 31, 2013 and 2012;

•
Approximately $33.9 million was owed under six TOB Trusts which securitized mortgage-backed securities ("MBS TOB Trusts") with a par value of approximately $42.8 million at December 31, 2013. The Company owed approximately $25.1 million under five MBS TOB Trusts with a par value of approximately $31.6 million at December 31, 2012, and

•
The Company also owes approximately $81.4 million under six TOB Trusts which securitized ten mortgage revenue bonds with a par value of approximately $121.2 million at December 31, 2013. The Company owed approximately $9.8 million which was the securitization of one $13.2 million mortgage revenue bond as of December 31, 2012.

As of December 31, 2013 and 2012, the total cost of borrowing for the PHC Certificates TOB financing facilities was approximately 2.26% and 2.30% per annum, respectively, and the weighted average cost of borrowing on the TOB financing facilities securitizing mortgage-backed securities were approximately 1.27% and 1.30% per annum, respectively. The Company's total cost of borrowing under the TOB financing facilities collateralized by the mortgage revenue bonds was approximately 2.66% and 1.94% per annum as of December 31, 2013 and 2012, respectively. The Company is accounting for these TOB transactions as secured financing arrangements.

Tax Exempt Bond Securitization ("TEBS") Financing. As of September 1, 2010, the Partnership and its consolidated subsidiary ATAX TEBS I, LLC, entered into a number of agreements relating to a long-term debt financing facility provided through the securitization of 13 mortgage revenue bonds pursuant to Freddie Mac's TEBS program. The gross proceeds from TEBS financing were approximately $95.8 million. After the payment of transaction expenses, the Company received net proceeds from the TEBS financing of approximately $90.4 million and the Company owes approximately $93.0 and $94.0 million at December 31, 2013 and 2012, respectively, (see Note 11 to the consolidated financial statements).

The TEBS financing essentially provides the Company with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term tax-exempt rates. As of December 31, 2013, the total cost of borrowing was 2.00% per annum for the TEBS facility. As of December 31, 2012, the total cost of borrowing for the TEBS was 2.03% per annum.

Opportunities and Challenges. The disruptions in domestic and international financial markets, and the resulting availability of debt financing has improved since the restrictions seen in 2008. The decline in construction and rehabilitation of affordable multifamily properties during the previous credit crisis, in our view, will continue to create potential investment opportunities for the Partnership in both mortgage revenue bonds as well as quality MF Properties.  Our ability to restructure existing debt together with the ability to improve the operations of the apartment properties through our affiliated property management company can position these MF Properties for an eventual financing with mortgage revenue bonds meeting our investment criteria and that will be supported by a valuable and well-run apartment property.  We believe we can selectively acquire MF Properties, restructure debt and improve operations in order to create value to our shareholders in the form of a strong mortgage revenue bond investment.

On the other hand, economic weakness in real estate and municipal bond markets may limit our ability to access additional debt financing that the Partnership uses to partially finance its investment portfolio or otherwise meet its liquidity requirements.  In addition, the economic conditions including slow job growth and low home mortgage interest rates have had a negative effect on some of the apartment properties which collateralize our mortgage revenue bond investments and our MF Properties in the form of lower occupancy. While some properties have been negatively effected, overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents and non-revenue units such as model units and employee units) of the apartment properties that the Partnership has financed with mortgage revenue bonds was approximately at 88% during 2013 and 2012.  Overall economic occupancy of the MF Properties has increased to approximately 83% during 2013 as compared to 76% during 2012.  Based on the growth statistics in the market, we expect to see continued improvement in property operations and profitability.

Discussion of the Apartment Properties securing the Partnership Bond Holdings and MF Properties as of December 31, 2013

The following discussion describes the operations and financial results of the individual apartment properties financed by the mortgage revenue bonds held by the Partnership and the MF Properties in which it holds an ownership.  The discussion also outlines the bond holdings of the Partnership, discusses the significant terms of the bonds and identifies those ownership entities which are Consolidated VIEs of the Company.

			Number	Percentage of Occupied		Economic Occupancy (1) for
		Number	of Units	Units as of December 31,		the period ended December 31,
Property Name	Location	of Units	Occupied	2013	2012	2013	2012

Non-Consolidated Properties
Arbors of Hickory Ridge	Memphis, TN	348	319	92%	92%	90%	85%
Ashley Square Apartments	Des Moines, IA	144	136	94%	98%	96%	95%
Autumn Pines	Humble, TX	250	232	93%	92%	89%	89%
Avistar at Chase Hill (3)	San Antonio, TX	232	n/a	n/a	n/a	n/a	n/a
Avistar at the Crest (3)	San Antonio, TX	200	n/a	n/a	n/a	n/a	n/a
Avistar at the Oaks (3)	San Antonio, TX	156	n/a	n/a	n/a	n/a	n/a
Avistar in 09 (3)	San Antonio, TX	133	n/a	n/a	n/a	n/a	n/a
Avistar on the Boulevard (3)	San Antonio, TX	344	n/a	n/a	n/a	n/a	n/a
Avistar on the Hills (3)	San Antonio, TX	129	n/a	n/a	n/a	n/a	n/a
Bella Vista Apartments	Gainesville, TX	144	134	93%	91%	81%	88%
Bridle Ridge Apartments	Greer, SC	152	150	99%	92%	91%	92%
Brookstone Apartments	Waukegan, IL	168	162	96%	95%	86%	91%
Cross Creek Apartments	Beaufort, SC	144	140	97%	89%	82%	79%
Greens of Pine Glen Apartments	Durham, NC	168	158	94%	93%	86%	89%
Lake Forest Apartments	Daytona Beach, FL	240	215	90%	90%	82%	78%
Ohio Properties	Ohio	362	338	93%	95%	94%	93%
Runnymede Apartments	Austin, TX	252	247	98%	96%	94%	95%
South Park Ranch Apartments	Austin, TX	192	189	98%	97%	91%	96%
Tyler Park Townhome Apartments (2)	Greenfield, CA	88	85	97%	n/a	98%	n/a
Villages at Lost Creek	San Antonio, TX	261	250	96%	95%	85%	90%
Westside Village (2)	Shafter, CA	81	81	100%	n/a	101%	n/a
Woodlynn Village	Maplewood, MN	59	59	100%	98%	98%	98%
		4,247	2,895	95%	94%	89%	90%

Consolidated VIEs
Bent Tree Apartments	Columbia, SC	232	219	94%	91%	80%	81%
Fairmont Oaks Apartments	Gainesville, FL	178	162	91%	87%	79%	78%
		410	381	93%	89%	80%	80%

MF Properties
Arboretum	Omaha, NE	145	144	99%	86%	89%	72%
Eagle Village	Evansville, IN	511	326	64%	70%	67%	75%
Glynn Place	Brunswick, GA	128	103	80%	77%	75%	67%
Maples on 97th	Omaha, NE	258	221	86%	86%	80%	84%
Meadowview	Highland Heights, KY	118	111	94%	98%	84%	89%
Residences at DeCordova (3)	Granbury, TX	110	109	99%	81%	88%	77%
Residences at Weatherford (3)	Weatherford, TX	76	75	99%	72%	92%	n/a
Woodland Park	Topeka, KS	236	214	91%	89%	90%	84%
		1,582	1,303	82%	94%	82%	76%
(1) Economic occupancy is presented for the twelve months ended December 31, 2013 and 2012, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented, therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.
(2) Previous period occupancy numbers are not available, as this is a new investment.
(3) Construction on these properties has been completed and the properties are in a lease up and stabilization period.

Non-Consolidated Properties

The owners of the following properties do not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE. As a result, the Company does not report the assets, liabilities and results of operations of these properties on a consolidated basis.

Arbors of Hickory Ridge - Arbors of Hickory Ridge Apartments is located in Memphis, Tennessee and contains 348 units. The mortgage revenue bond owned by the Partnership was sponsored by the 501(c)3 not-for-profit owner of Arbors of Hickory Ridge.  The mortgage revenue bond has an outstanding principal amount of $11.5 million and has a base interest rate of 6.25% per annum. The bond does not provide for contingent interest. This bond was purchased at par in December 2012. Arbors of Hickory Ridge's operations resulted in net operating income of $1.18 million and $568,000 before payment of bond debt service on net revenue of approximately $2.35 million and $1.23 million in 2013 and 2012, respectively. The increase in net operating income was due to 2013 being the first full year of operations for this property, 2012 effectively started in July. The property is current on the payment of principal and interest on the Partnership's bond as of December 31, 2013.

Ashley Square - Ashley Square Apartments is located in Des Moines, Iowa and contains 144 units.  The mortgage revenue bond owned by the Partnership is a traditional “80/20” bond issued prior to the Tax Reform Act of 1986.  This bond requires that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size.  The bond has an outstanding principal amount of $5.2 million and has a base interest rate of 6.25% per annum.  The bond also provides for contingent interest payable from excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bond accrues contingent interest at a rate of 3.0% per annum and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the property has not paid any contingent interest and the Partnership has not recognized any contingent interest income related to this bond. Ashley Square's operations resulted in net operating income of $605,000 and $644,000 before payment of bond debt service on net revenue of approximately $1.38 million and $1.36 million in 2013 and 2012, respectively.  The decrease in net operating income is the result of an increase in salary, utility and repair and maintenance expenses. The property is current on the payment of principal and base interest on the Partnership's bond as of December 31, 2013.

Autumn Pines - Autumn Pines is located in Humble, Texas and contains 250 units. The mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs.  The bond has an outstanding principal amount of $13.1 million and has a base interest rate of 5.8% per annum.  The bond does not provide for contingent interest. The bond was purchased in November 2010 at a discount from par for approximately $12.3 million providing an approximate effective yield to maturity of 7.0%. Autumn Pines' operations resulted in net operating income of $1.27 million and $1.24 million before payment of bond debt service on net revenue of approximately $2.39 million in both 2013 and 2012. The improvement in net operating income from 2012 is primarily the result of a decrease in real estate taxes. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2013.

Avistar at Chase Hill - Avistar at Chase Hill is located in San Antonio, Texas and contains 232 units. The mortgage revenue bond owned by the Partnership was sponsored by the 501(c)3 not-for-profit owner of Avistar at Chase Hill. The Series A bond has an outstanding principal amount of $9.0 million and has a base interest rate of 6.00% per annum. The Series B bond has an outstanding principal amount of $2.0 million and has a base interest rate of 9.00% per annum. This bond does not provide for contingent interest. The bonds were purchased in February 2013. Avistar at Chase Hill's operations resulted in net operating income of approximately $660,000 before payment of bond debt service on net revenue of approximately $1.46 million in 2013. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2013.

Avistar at the Crest - Avistar at the Crest is located in San Antonio, Texas and contains 200 units. The mortgage revenue bond owned by the Partnership was sponsored by the 501(c)3 not-for-profit owner of Avistar at the Crest. The Series A bond has an outstanding principal amount of $8.8 million and has a base interest rate of 6.00% per annum. The Series B bond has an outstanding principal amount of $1.7 million and has a base interest rate of 9.00% per annum. This bond does not provide for contingent interest. The bonds were purchased in February 2013. Avistar at the Crest's operations resulted in net operating income of approximately $404,000 before payment of bond debt service on net revenue of approximately $1.03 million in 2013. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2013.

Avistar at the Oaks - Avistar at the Oaks is located in San Antonio, Texas and contains 156 units. The mortgage revenue bond owned by the Partnership was sponsored by the 501(c)3 not-for-profit owner of Avistar at the Oaks. The Series A bond has an outstanding principal amount of $5.9 million and has a base interest rate of 6.00% per annum. The Series B bond has an outstanding principal amount of $2.5 million and has a base interest rate of 9.00% per annum. This bond does not provide for contingent interest. The bonds were purchased in June 2013. Avistar at the Oaks' operations resulted in net operating income of approximately $165,000 before payment of bond debt service on net revenue of approximately $480,000 in 2013. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2013.

Avistar in 09 - Avistar in 09 is located in San Antonio, Texas and contains 133 units. The mortgage revenue bond owned by the Partnership was sponsored by the 501(c)3 not-for-profit owner of Avistar in 09. The Series A bond has an outstanding principal amount of $5.5 million and has a base interest rate of 6.00% per annum. The Series B bond has an outstanding principal amount of $1.7 million and has a base interest rate of 9.00% per annum. This bond does not provide for contingent interest. The bonds were purchased in June 2013. Avistar in 09's operations resulted in net operating income of approximately $241,000 before payment of bond debt service on net revenue of approximately $472,000 in 2013. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2013.

Avistar on the Boulevard - Avistar on the Boulevard is located in San Antonio, Texas and contains 344 units. The mortgage revenue bond owned by the Partnership was sponsored by the 501(c)3 not-for-profit owner of Avistar on the Boulevard. The Series A bond has an outstanding principal amount of $13.8 million and has a base interest rate of 6.00% per annum. The Series B bond has an outstanding principal amount of $3.2 million and has a base interest rate of 9.00% per annum. This bond does not provide for contingent interest. The bonds were purchased in February 2013. Avistar on the Boulevard's operations resulted in net operating income of approximately $1.00 million before payment of bond debt service on net revenue of approximately $1.90 million in 2013. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2013.

Avistar on the Hills - Avistar on the Hills is located in San Antonio, Texas and contains 129 units. The mortgage revenue bond owned by the Partnership was sponsored by the 501(c)3 not-for-profit owner of Avistar on the Hills. The Series A bond has an outstanding principal amount of $3.1 million and has a base interest rate of 6.00% per annum. The Series B bond has an outstanding principal amount of $2.3 million and has a base interest rate of 9.00% per annum. This bond does not provide for contingent interest. The bonds were purchased in June 2013. Avistar on the Hills' operations resulted in net operating income of approximately $155,000 before payment of bond debt service on net revenue of approximately $409,000 in 2013. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2013.

Bella Vista - Bella Vista Apartments is located in Gainesville, Texas and contains 144 units.  The mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs.  The bond has an outstanding principal amount of $6.5 million and has a base interest rate of 6.15% per annum.  The bond does not provide for contingent interest.  Bella Vista's operations resulted in net operating income of $549,000 and $639,000 before payment of debt service on net revenue of approximately $1.11 million and $1.17 million in 2013 and 2012, respectively. The decrease in net operating income is due to a decrease in economic occupancy along with an increase in salary, leasing and utility expenses. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2013.

Bridle Ridge - Bridle Ridge Apartments is located in Greer, South Carolina and contains 152 units.  The mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs.  The bond has an outstanding principal amount of $7.7 million and a base interest rate of 6.0% per annum.  The bond does not provide for contingent interest. Bridle Ridge's operations resulted in net operating income of approximately $694,000 and $717,000 before payment of bond debt service on net revenue of approximately $1.14 million in both 2013 and 2012, respectively. The decrease in net operating income is due to a decrease in economic occupancy along with an increase in salary expense and property insurance. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2013.

Brookstone - Brookstone Apartments is located in Waukegan, Illinois and contains 168 units.  The mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs.  The bond has an outstanding principal amount of $9.3 million and a base interest rate of 5.45% per annum.  The bond does not provide for contingent interest. These bonds were purchased in October 2009 at a discount from par for approximately $7.3 million providing an approximate yield to maturity of 7.5%. Brookstone's operations resulted in net operating income of $863,000 and $895,000 before payment of bond debt service on net revenue of approximately $1.29 million and $1.35 million in 2013 and 2012, respectively. The decrease in net operating income is due to a decrease in economic occupancy along with an increase in utility and salary expenses. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2013.

Cross Creek - Cross Creek Apartments is located in Beaufort, South Carolina and contains 144 units.  The mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs. The bond has an outstanding principal amount of $8.5 million and has a base interest rate of 6.15% per annum. The bond does not provide for contingent interest. These bonds were purchased in April 2009 at a discount from par for approximately $5.9 million providing an approximate yield to maturity of 7.4%. Cross Creek's operations resulted in net operating income of $435,000 and $453,000 before payment of bond debt service on net revenue of approximately $1.16 million and $1.12 million in 2013 and 2012, respectively.  The property is current on the payment of principal and base interest on the Partnership's bond as of December 31, 2013.

Greens of Pine Glen - Greens of Pine Glen Apartments is located in Durham, North Carolina and contain 168 units and was acquired in February 2009. The mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs. The Series A bond has an outstanding principal amount of $8.4 million and has a base interest rate of 6.5% per annum. The Series B bond has an outstanding principal amount of $1.0 million and has a base interest rate of 12.0% per annum. The bond does not provide for contingent interest. The Greens of Pine Glen Apartment's operations resulted in the recognition of approximately $572,000 and $585,000 of net operating income on revenue of approximately $1.40 million and $1.39 million during 2013 and 2012, respectively. The property is current on the payment of principal and interest on the Partnership's bonds as of December 31, 2013.

Lake Forest - Lake Forest Apartments is located in Daytona Beach, Florida and contains 240 units.  The mortgage revenue bond owned by the Partnership is a traditional “80/20” bonds issued prior to the Tax Reform Act of 1986.  The bond has an outstanding principal amount of $9.0 million and has a base interest rate of 6.25% per annum.  The bond also provides for contingent interest payable from excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bond accrues contingent interest at a rate of 1.6% per annum and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the Partnership has realized approximately $21,000 of contingent interest income related to this bond.   Lake Forest's operations resulted in net operating income of $891,000 and $694,000 before payment of bond debt service on net revenue of approximately $1.91 million and $1.84 million in 2013 and 2012, respectively.  The increase in net operating income is a result of an increase in economic occupancy as well as a decrease in real estate taxes. The property is current on the payment of principal and base interest on the Partnership's bond as of December 31, 2013.

Ohio Properties -The Ohio properties are made up of the following three multifamily apartment complexes located in Ohio. The mortgage revenue bonds owned by the Partnership were a private activity housing bond issued in conjunction with the syndication of LIHTCs. The Series A bond has on outstanding principal amount of $14.5 million and has a base interest rate of 7.0% per annum. The Series B bond has an outstanding principal amount of $3.6 million and has a base interest rate of 10.0% per annum. The bonds are collateralized by the three multifamily apartment complexes. The bond does not provide for contingent interest. The properties are current on the payment of principal and base interest on the Partnership's bond as of December 31, 2013.

Crescent Village - Crescent Village Townhomes is located in Cincinnati, Ohio and contains 90 units and was acquired in July 2007.  Crescent Village reported net operating income of approximately $424,000 and $393,000 on net revenue of approximately $848,000 and $825,000 in 2013 and 2012, respectively.  The increase in net operating income is the result of a decrease in utility and repair and maintenance expenses.

Post Woods -  Post Woods Townhomes is located in Reynoldsburg, Ohio and contains 180 units and was acquired in July 2007. Post Woods reported net operating income of approximately $968,000 and $699,000 on net revenue of approximately $1.91 million and $1.60 million in 2013 and 2012, respectively.  The increase in net operating income is a result of a decrease in real estate taxes, salary and repair and maintenance expenses.

Willow Bend - Willow Bend Townhomes is located in Columbus (Hilliard), Ohio and contains 92 units and was acquired in July 2007. Willow Bend reported net operating income of approximately $557,000 and $336,000 on net revenue of approximately $1.02 million and $832,000 in 2013 and 2012, respectively.  The increase in net operating income is the result of a decrease in salary and utility expenses and a decrease in real estate taxes.

Runnymede Apartments - Runnymede Apartments is located in Austin, Texas and contains 252 units. The mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs.  The bond has an outstanding principal amount of $10.5 million and has a base interest rate of 6.00% per annum.  The bond does not provide for contingent interest. Runnymede's operations resulted in net operating income of $1.09 million and $1.10 million before payment of bond debt service on net revenue of approximately $2.29 million and $2.18 million in 2013 and 2012 respectively.  The property is current on principal and interest payments on the Partnership's bond as of December 31, 2013.

South Park Ranch Apartments - South Park Ranch Apartments is located in Austin, Texas and contains 192 units.  The mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs.  The bond has an outstanding principal amount of $13.8 million and has a base interest rate of 6.13% per annum.  The bond does not provide for contingent interest. These bonds were purchased in August 2009 at a discount from par for approximately $11.9 million providing an approximate yield to maturity of 6.8%. South Park's operations resulted in net operating income of $1.30 million and $1.23 million before payment of bond debt service on net revenue of approximately $2.04 million and $1.95 million in 2013 and 2012, respectively.  The property is current on principal and interest payments on the Partnership's bond as of December 31, 2013.

Tyler Park - Tyler Park is located in Greenfield, California and contains 88 units. The mortgage revenue bond owned by the Partnership is a private activity housing bond. The Series A bond has an outstanding principal amount of $6.1 million and has a base interest rate of 5.75% per annum. The Series B bond has an outstanding principal amount of $2.0 million and has a base interest rate of 5.50% per annum. This bond does not provide for contingent interest. The bonds were purchased in December 2013. Tyler Park's operations resulted in net operating income of approximately $384,000 before payment of bond debt service on net revenue of approximately $939,000 in 2013. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2013.

Villages at Lost Creek - Villages at Lost Creek is located in San Antonio, Texas and contains 261 units. The bond has an outstanding principal amount of $18.1 million and has a base interest rate of 6.25% per annum.  The bond does not provide for contingent interest. The bond was purchased in May 2010 at a discount from par for approximately $15.9 million providing an approximate yield to maturity of 7.6%. Lost Creek's operations resulted in net operating income of approximately $1.70 million and $1.64 million before payment of bond debt service on net revenue of approximately $2.59 million and $2.45 million in 2013 and 2012, respectively. The increase in net operating income is due to the property increasing gross potential rent offset by an increase in salary and utility expenses and property insurance. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2013.

Westside Village - Westside Village is located in Shafter, California and contains 81 units. The mortgage revenue bond owned by the Partnership is a private activity housing bond. The Series A bond has an outstanding principal amount of $4.0 million and has a base interest rate of 5.75% per annum. The Series B bond has an outstanding principal amount of $1.4 million and has a base interest rate of 5.50% per annum. This bond does not provide for contingent interest. The bonds were purchased in December 2013. Westside Village's operations resulted in net operating income of approximately $251,000 before payment of bond debt service on net revenue of approximately $624,000 in 2013. The property is current on principal and interest payments on the Partnership's bond as of December 31, 2013.

Woodlynn Village - Woodlynn Village is located in Maplewood, Minnesota and contains 59 units.  The mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs.  The bond has an outstanding principal amount of $4.4 million and has a base interest rate of 6.0% per annum.  The bond does not provide for contingent interest. Woodlynn Village's operations resulted in net operating income of $395,000 and $399,000 before payment of bond debt service on net revenue of approximately $617,000 and $606,000 in 2013 and 2012 respectively.  The property is current on principal and interest payments on the Partnership's bond as of December 31, 2013.

Newly Acquired - Copper Gate, The Palms at Premier Park, and The Suites on Paseo mortgage revenue bonds were purchased in the last two weeks of December and each property is in the process of being stabilized. Therefore, they are not included in the table above.

Consolidated VIEs - Continuing Operations

The owners of the following properties have been determined to meet the definition of a VIE and the Partnership has been determined to be the Primary Beneficiary. As a result, the Company reports the assets, liabilities and results of operations of these properties on a consolidated basis.

Bent Tree - Bent Tree Apartments is located in Columbia, South Carolina and contains 232 units.  The mortgage revenue bond owned by the Partnership is a traditional “80/20” bond issued prior to the Tax Reform Act of 1986.  The bond has an outstanding principal amount of $7.5 million and has a base interest rate of 6.25% per annum.  The bond also provides for contingent interest payable from excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bond accrues contingent interest at a rate of 1.9% per annum and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the property has not paid any contingent interest and the Partnership has not recognized any contingent interest income related to this bond. Bent Tree's operations resulted in net operating income of $521,000 and $571,000 before payment of bond debt service on net revenue of approximately $1.58 million in both 2013 and 2012.  The decrease in net operating income is due to an increase in repair and maintenance expenses. The property is current on the payment of principal and base interest on the Partnership's bond as of December 31, 2013.

Fairmont Oaks - Fairmont Oaks Apartments is located in Gainesville, Florida and contains 178 units.  The mortgage revenue bond owned by the Partnership is a traditional “80/20” bond issued prior to the Tax Reform Act of 1986.  The bond has an outstanding principal amount of $7.4 million and has a base interest rate of 6.3% per annum.  The bond also provides for contingent interest payable from excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bond accrues contingent interest at a rate of 2.2% per annum and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the Partnership has realized $57,000 in contingent interest income related to this bond.  Fairmont Oak's operations resulted in net operating income of $615,000 and $626,000 before payment of bond debt service on net revenue of approximately $1.41 million and $1.39 million in 2013 and 2012, respectively.  The property is current on the payment of principal and base interest on the Partnership's bond as of December 31, 2013.

MF Properties

Nine MF Properties are owned by various Partnership subsidiaries. Such subsidiaries hold a 99% limited partner interest in three limited partnerships and 100% membership interests in six limited liability companies. The 50/50 Student Housing at UNL is currently under construction and is planned to be completed in the fall of 2014. Eight of the nine properties are encumbered by mortgage loans with an aggregate principal balance of $57.1 million at December 31, 2013. The Company reports the assets, liabilities, and results of operations of these properties on a consolidated basis.

Arboretum - Arboretum is located in Omaha, Nebraska and contains 145 units and was acquired in March 2011, for approximately $20.4 million. This is an independent senior living facility. The Arboretum's operations resulted in recognition by the Company of net operating income of approximately $1.42 million and $1.11 million on net revenue of approximately $3.01 million and $2.47 million in 2013 and 2012, respectively. The increase in net operating income is largely due to an increase in economic occupancy.

Eagle Village - Eagle Village Apartments is located in Evansville, Indiana and contains 511 units and was acquired in June 2011, for approximately $12.0 million. This is a student housing facility. Eagle Village's operations resulted in recognition by the Company of net operating income of approximately $646,000 and $898,000 on net revenue of approximately $1.74 million and $1.96 million in 2013 and 2012, respectively. This decrease in net operating income is due to a decrease in economic occupancy along with an increase in administrative and repair and maintenance expenses.

Glynn Place - Glynn Place Apartments is located in Brunswick, Georgia and contains 128 units and was acquired in October 2008. Glynn Place Apartment's operations resulted in the recognition by the Company of approximately $263,000 and $230,000 of net operating income on revenue of approximately $845,000 and $736,000 during 2013 and 2012, respectively. The increase in net operating income is due primarily to an increase in economic occupancy.

Maples on 97th - Maples on 97th Apartments is located in Omaha, NE and contains 258 units and was acquired in August 2012. Maples on 97th's operations resulted in the recognition by the Company of approximately $640,000 of net operating income on revenue of approximately $1.70 million in 2013.

Meadowview - Meadowview Apartments is located in Highland Heights, Kentucky and contains 118 units and was acquired in July 2007. Meadowview's operations resulted in recognition by the Company of net operating income of approximately $542,000 and $529,000 on net revenue of approximately $1.10 million and $1.08 million in 2013 and 2012, respectively.

Residences at DeCordova - This property is a senior (55+) affordable housing project located in Granbury, Texas in the Dallas-Fort Worth area.  The Company acquired ownership of the property through foreclosure in February 2011. At this time, the Partnership is operating the 110 unit property as a market rate rental property. DeCordova's operations resulted in recognition by the Company of net operating income of approximately $618,000 and $344,000 on net revenue of approximately $1.10 million and $734,000 in 2013 and 2012, respectively. This increase is primarily due to an increase in both physical and economic occupancy. In February 2012, the Company secured a $2.0 million construction loan for the expansion of the DeCordova property and an additional 34 units were constructed and completed adjacent to the first phase in August 2012.

Residences at Weatherford - This property is a senior (55+) affordable housing project with 76 units located in Weatherford, Texas in the Dallas-Fort Worth area. The Company acquired ownership of the property through foreclosure in February 2011. In July 2011, the Company obtained a construction loan secured by the DeCordova and Weatherford properties. The $6.4 million construction loan funded the completion of Weatherford and is with an unrelated third party. This property was completed in April 2012 and the Partnership is operating the property as a market rate rental property. Weatherford's operations resulted in recognition by the Company of net operating income of approximately $377,000 on net revenue of approximately $786,000 in 2013. The Partnership expects to operate the property as a market rate property and, upon lease stabilization, will evaluate its options in order to recoup its investment.

Woodland Park - Woodland Park is located in Topeka, Kansas and contains 236 units. Upon the conclusion of the foreclosure proceedings on May 29, 2013, Woodland Park became an MF property. The Company owned mortgage revenue bonds secured by the property and did not consolidate the property prior to the foreclosure conclusion. Woodland Park's operations resulted in net operating income of $747,000 and $562,000 on net revenue of approximately $1.71 million and $1.61 million in 2013 and 2012, respectively. The increase in net operating income is due to an increase in economic occupancy along with a decrease in administrative and utility expenses and real estate taxes.

Results of Operations

The Consolidated Company

The tables below compare the results of operations for the Company for 2013, 2012, and 2011:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011

Revenues:
Property revenues	$16,110,740	$12,654,530	$10,976,250
Investment income	22,651,622	11,078,467	9,187,291
Contingent interest income	6,497,160	—	309,990
Other interest income	1,772,338	150,882	485,679
Gain on sale and retirement of mortgage revenue bonds	—	680,444	445,257
Other income	250,000	555,328	294,328
Total Revenues	47,281,860	25,119,651	21,698,795

Expenses:
Real estate operating (exclusive of items shown below)	9,574,822	7,877,931	6,758,707
Realized loss on taxable property loan	4,557,741	—	—
Provision for loan loss	168,000	—	4,242,571
Provision for loss on receivables	241,698	452,700	952,700
Depreciation and amortization	6,732,580	4,982,030	3,963,502
Interest	7,235,336	5,530,995	5,441,700
General and administrative	4,237,245	3,512,233	2,764,970
Total Expenses	32,747,422	22,355,889	24,124,150
Income (loss) from continuing operations	14,534,438	2,763,762	(2,425,355)
Income from discontinued operations (including gain on sale of MF Properties of $3,177,183 in 2013 and $1,406,608 in 2012)	3,442,404	2,232,276	752,192
Net income (loss )	17,976,842	4,996,038	(1,673,163)
Net income attributable to noncontrolling interest	261,923	549,194	570,759
Net income (loss) - America First Multifamily Investors, L. P.	$17,714,919	$4,446,844	$(2,243,922)

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Property revenues.  Property revenues increased approximately $3.5 million from 2012 to 2013 mostly attributable to the acquisition of Maples on 97th in August 2012, Weatherford which began leasing in the second quarter of 2012, DeCordova which began leasing 34 newly constructed rental units in the third quarter of 2012, and Woodland Park which became an MF Property effective June 1, 2013. In addition, approximately $611,000 of the increase is attributable to the improved occupancy at Arboretum. Annual net rental revenues per unit related to the MF Properties increased to approximately $6,836 per unit in 2013 from approximately $5,587 in 2012. The annual net rental revenues per unit related to the Consolidated VIEs increased to approximately $7,014 in 2013 from approximately $6,982 in 2012.

Investment income.  Investment income includes interest earned on mortgage revenue bonds, PHC Certificates, and MBS. This income increased during 2013 as compared to 2012 by approximately $11.6 million due to various factors. Approximately $5.7 million of the increase is tied to the recognition of the sale of the Ohio and Greens Properties during 2013. This income constitutes interest payments received by the Partnership since it acquired the Ohio Properties' mortgage revenue bonds in June 2010 and the Greens Property's mortgage revenue bonds in October 2012 which previously was deferred due to the deposit method of accounting (see Note 10 to the consolidated financial statements). Approximately $4.4 million of the increase in interest income is the result of the addition of the Arbors at Hickory Ridge, Vantage at Judson, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Avistar on the Hills Apartments, Avistar at the Oaks Apartments, Avistar in 09 Apartments, Vantage at Harlingen Apartments, Tyler Park Townhomes, and Westside Village Market mortgage revenue bonds. Investment income also increased approximately $3.1 million due to a full year of revenue from the PHC Certificates and MBS investment classes compared to a partial years in 2012. These increases were offset by the gain of approximately $400,000 from the sale of GMF-Madison Tower and GMF-Warren/Tulane mortgage revenue bonds in 2012 which did not repeat in 2013, approximately $571,000 decrease in revenue due to the redemption of Iona Lakes mortgage revenue bond in 2013, and the approximate $556,000 decrease due to the foreclosure of Woodland Park in May 2013.

 Contingent interest income. The Company realized approximately $6.5 million of contingent interest income upon the redemption of the Iona Lakes mortgage revenue bond in June 2013 (see Note 5 to the consolidated financial statements). There was no contingent interest income realized in 2012.

Other interest income. Other interest income is comprised mainly of interest income on taxable property loans held by the Partnership. Approximately $1.1 million of the increase is attributable to taxable interest income realized from the taxable property loans securitized by the Ohio Properties. This resulted from the Partnership recognizing the sale of the Ohio Properties during 2013 (see Note 10 to the consolidated financial statements).

Gain on sale of bonds.  The gain on the sale of bonds is the result of the sale of the GMF-Madison Tower and GMF-Warren/Tulane mortgage revenue bonds in May 2012. There was no gain realized on the sale of bonds in 2013.

Other income.  Other income recognized in 2013 is a guarantee fee received from the general partner owner of the Ohio Properties (see Note 10 to the consolidated financial statements). Approximately $555,000 reported in 2012 is the payment on a property owner promissory note received upon the restructuring of the Arbors at Hickory Ridge mortgage revenue bond.

Real estate operating expenses. Real estate operating expenses associated with the MF Properties and the Consolidated VIEs is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The overall increase in real estate operating expenses was due to various factors. The increase in real estate operating expenses was partly due to approximately $1.3 million of real estate operating expenses related to Maples on 97th which was acquired in August 2012 and Woodland Park which became an MF Property effective June 1, 2013 (see Note 8 to the consolidated financial statements). Arboretum, Meadowview, and Weatherford reported approximately $227,000 greater real estate taxes when comparing 2013 to 2012. The remaining increase was related to the existing VIEs and MF Properties normal operating increases in salaries, administrative fees, and repair and maintenance expenses. These increases were offset by approximately $150,000 in acquisition costs reported by the EAT (Maples on 97th) VIE in 2012.

Realized loss on taxable property loan. In June 2013, the Partnership redeemed its interest in the Iona Lakes mortgage revenue bond for approximately $21.9 million. This redemption resulted in the realization of approximately $4.6 million loss on a taxable property loan as the excess proceeds above the par value of the bond were recognized as contingent interest income. There was no realized loss on taxable property loans reported during 2012.

Provision for loan loss. The Company periodically, or as changes in circumstances or operations dictate, evaluates its taxable property loans for impairment. During 2013, the Company determined a portion of the taxable property loans were potentially impaired and an additional provision for loan loss should be recorded.  A provision for loan loss and an associated loan loss reserve of $168,000 was recorded against the Cross Creek taxable property loan in the second quarter of 2013. There was no provision for loan loss or associated loan loss reserve during 2012.

Provision for loss on receivables. A provision for loss was recorded on the interest receivable from the Woodland Park mortgage revenue bond until the foreclosure was completed in May 2013. Any cash receipts of interest income was recorded as received.

Depreciation and amortization expense.  Depreciation results primarily from the apartment properties of the Consolidated VIEs and the MF Properties. Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB Credit Facilities. Approximately $1.6 million of the increase in depreciation and amortization expense from 2012 to 2013 is related to Woodland Park which became an MF property effective June 1, 2013, Maples on 97th which was acquired at the end of August 2012, the additional depreciation recorded once the Residences at Weatherford's construction was completed and placed in service in second quarter of 2012, and the additional depreciation recorded once the Residences of DeCordova's new unit construction was completed in the third quarter of 2012. The remaining net increase is related to the additional amortization expense reported on the Partnership's financing offset by the depreciation and amortization on the deconsolidation of the Lake Forest VIE.

Interest expense. The net increase in interest expense during the 2013 as compared to 2012 was due to offsetting factors. An increase of approximately $2.7 million resulted from higher average outstanding debt principal when comparing 2013 to 2012. An approximate $661,000 decrease between the two years resulted from the change in the mark to market adjustment of the Company's derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. In addition, a decrease of approximately $178,000 resulted from a decrease in interest rates. The Company's borrowing cost decreased to approximately 2.6% per annum during 2013 as compared to approximately 2.7% per annum during 2012.

General and administrative expenses. The increase in general and administrative expenses is due to offsetting factors. An approximate $623,000 increase is related to increased administrative fees payable to AFCA 2 related to the acquisition of the Public Housing Capital Fund Trusts, MBS, and the Arbors at Hickory Ridge Apartments, Vantage at Judson, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Avistar at the Oaks Apartments, Avistar on the Hills Apartments, Avistar in 09, and Vantage at Harlingen Apartments mortgage revenue bonds. The remaining increase is comprised of increased professional fees, printing expenses and travel expenses during 2013 as compared to 2012 offset by incentive compensation recorded in 2012 which did not recur in 2013.

Income from discontinued operations. The majority of the increase is attributable to the gain of approximately $1.8 million from the recognition of the sale of the Ohio Properties and approximately $1.4 million from the recognition of the sale of the Greens Property in 2013. The Company sold Churchland during third quarter of 2012 and recognized a gain of approximately $1.3 million.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Property revenues.  Property revenues increased approximately $2.7 million from the addition of Eagle Village and Arboretum which was acquired after the first quarter 2011, DeCordova and Weatherford which began leasing in 2012, and Maples on 97th which was acquired in third quarter 2012. Offsetting these increases was an approximate $1.1 million reduction in revenue due to the deconsolidation of Iona Lakes (which occurred in June 2011). Annual net rental revenues per unit related to the MF Properties increased to $5,587 per unit in 2012 from $5,225 in 2011. The annual net rental revenues per unit related to the Consolidated VIEs increased to approximately $6,982 in 2012 from approximately $6,809 in 2011.

Investment income.  Investment income increased during 2012 as compared to 2011 due to offsetting factors. The increases are due to the additional interest payments of approximately $2.3 million from the acquisitions of the PHC Certificates, the Arbors at Hickory Ridge mortgage revenue bond, the MBS, and the Vantage at Judson mortgage revenue bond in 2012 and approximately $444,000 due to the deconsolidation of Iona Lakes in the second quarter 2011. Offsetting these increases was an approximate $659,000 decrease attributable to the redemptions of Briarwood Manor Apartments and Clarkson College mortgage revenue bonds and approximately $230,000 due to the foreclosure of Weatherford in 2011.

Gain on sale and retirements of bonds. Approximately $668,000 of the gain on sale and retirements of bonds is the result of the sale of the GMF-Madison Tower and GMF-Warren/Tulane mortgage revenue bonds in May 2012. Approximately $445,000 on the gain on sale and retirements of bonds reported for fiscal 2011 is the result of the gain on the Briarwood mortgage revenue bond retirement during 2011.

Other interest income.  Other interest income is comprised mainly of interest income on taxable property loans held by the Company. The decrease in other interest income is attributable to lower levels of taxable property loans outstanding in 2012.

 Other income.  Approximately $555,000 reported in 2012 is the payment on a property owner promissory note received upon the restructuring of the Arbors at Hickory Ridge mortgage revenue bond. Other income in 2011 is comprised mostly of the forgiveness of third party debt related to the DeCordova foreclosure and a $150,000 prepayment penalty received from the Foundation for Affordable Housing in third quarter 2011.

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

Provision for loan loss. During 2011, the Company recorded an allowance against the Iona Lakes taxable property loan. No such provisions for loan losses were recorded against taxable property loans during 2012.

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

The Partnership

The following discussion of the Partnership's results of operations for the years ended December 31, 2013, 2012 and 2011 reflects the operations of the Partnership without the consolidation of the Consolidated VIEs required by the accounting guidance on consolidations. The Ohio Properties and the Green Property are reflected as discontinued operations and not Mortgage Revenue Bond Investments for the years ended December 31, 2012 and 2011 in the following discussion.

This information reflects the information used by management to analyze the Partnership's operations and is reflective of the consolidated operations of the Mortgage Revenue Bond Investments segment, the MF Properties segment, the Public Housing Capital Fund Trusts segment, and the Mortgage-backed Securities segment as presented in Note 20 to the financial statements.

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011

Revenues:
Property revenues	$11,358,718	$7,846,812	$5,066,443
Investment income	24,109,397	12,599,284	11,205,247
Contingent interest income	6,497,160	—	309,990
Other interest income	1,772,338	150,882	485,679
Gain on sale and retirement of mortgage revenue bonds	—	680,444	445,257
Other income	250,000	557,300	189,340
Total Revenues	43,987,613	21,834,722	17,701,956
Expenses:
Real estate operating (exclusive of items shown below)	6,522,091	4,604,870	3,154,290
Realized loss on taxable property loan	4,557,741	—	—
Provision for loan loss	168,000	—	4,242,571
Provision for loss on receivables	241,698	452,700	952,700
Depreciation and amortization	5,374,802	3,447,316	2,281,541
Interest	7,235,336	5,530,995	5,441,700
General and administrative	4,237,245	3,512,233	2,764,970
Total Expenses	28,336,913	17,548,114	18,837,772
Net income (loss)	15,650,700	4,286,608	(1,135,816)
Income from discontinued operations (including gain on sale of MF Properties of $3,177,183 in 2013 and $1,406,608 in 2012)	3,442,404	2,232,276	752,192
Net income (loss)	19,093,104	6,518,884	(383,624)
Net income attributable to noncontrolling interest	261,923	549,194	570,759
Net income (loss) - America First Multifamily Investors, L.P.	$18,831,181	$5,969,690	$(954,383)

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Property revenues.  Property revenues increased approximately $3.5 million between the years mostly attributable to the acquisition of Maples on 97th in August 2012, Weatherford which began leasing in the second quarter of 2012, DeCordova which began leasing 34 newly constructed rental units in the third quarter of 2012, and Woodland Park which became an MF Property effective June 1, 2013. In addition, approximately $611,000 of the increase is attributable to the improved occupancy at Arboretum. Annual net rental revenues per unit related to the MF Properties increased to approximately $6,836 per unit in 2013 from approximately $5,587 in 2012.

Investment income.  Investment income includes interest earned on mortgage revenue bonds, PHC Certificates, and MBS. This income increased during 2013 as compared to 2012 by approximately $11.6 million due to various factors. Approximately $5.7 million of the increase in investment income is due to the recognition of the sale of the Ohio and Greens Properties during 2013. This income is interest payments received by the Partnership since it acquired the Ohio Properties' mortgage revenue bonds in June 2010 and the Greens Property's mortgage revenue bonds in October 2012 which previously were deferred due to the deposit method of accounting (see Note 10 to the consolidated financial statements). Approximately $4.4 million of the increase in interest income is the result of the addition of the Arbors at Hickory Ridge, Vantage at Judson, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Avistar on the Hills Apartments, Avistar at the Oaks Apartments, Avistar in 09 Apartments, Vantage at Harlingen Apartments, Tyler Park Townhomes, and Westside Village Market mortgage revenue bonds. Investment income also increased approximately $3.1 million due to a full year of revenue from the PHC Certificates and MBS investment classes compared to a partial year in 2012. These increases were offset by the gain of approximately $400,000 from the sale of GMF-Madison Tower and GMF-Warren/Tulane mortgage revenue bonds in 2012 which did not repeat in 2013, approximately $571,000 reduction in interest revenue due to the redemption of Iona Lakes mortgage revenue bond in 2013, and the approximate $556,000 reduction in interest revenue due to the completion of the foreclosure of Woodland Park in May 2013.

 Contingent interest income. The Company realized approximately $6.5 million of contingent interest income upon the redemption of the Iona Lakes mortgage revenue bond in June 2013 (see Note 5 to the consolidated financial statements). There was no contingent interest income realized in 2012.

Other interest income. Other interest income is comprised mainly of interest income on taxable property loans held by the Partnership. Approximately $1.1 million of the increase is attributable to taxable interest income realized from the taxable property loans securitized by the Ohio Properties. This resulted from the Partnership recognizing the sale of the Ohio Properties during 2013 (see Note 10 to the consolidated financial statements).

Gain on sale of bonds.  The gain on the sale of bonds is the result of the sale of the GMF-Madison Tower and GMF-Warren/Tulane mortgage revenue bonds in May 2012. There was no gain realized on the sale of bonds in 2013.

Other income.  Other income recognized in 2013 is a guarantee fee received from the General Partner owner of the Ohio Properties (see Note 10 to the consolidated financial statements). Approximately $555,000 reported in 2012 is the payment on a property owner promissory note received upon the restructuring of the Arbors at Hickory Ridge mortgage revenue bond.

Real estate operating expenses. The overall increase in real estate operating expenses was due to various factors. The increase in real estate operating expenses was partly due to approximately $1.3 million of real estate operating expenses related to Maples on 97th which was acquired in August 2012 and Woodland Park which became an MF Property effective June 1, 2013 (see Note 8 to the consolidated financial statements). Arboretum, Meadowview, and Weatherford reported approximately $227,000 greater real estate taxes when comparing 2013 to 2012. The remaining increase was related to the existing VIEs and MF Properties normal operating increases in salaries, administrative fees, and repair and maintenance expenses. These increases were offset by approximately $150,000 in acquisition costs reported by the EAT (Maples on 97th) VIE in 2012.

Realized loss on taxable property loan. In June 2013, the Partnership redeemed its interest in the Iona Lakes mortgage revenue bond for approximately $21.9 million. This redemption resulted in the realization of approximately $4.6 million loss on a taxable property loan as the excess proceeds above the par value of the bond were recognized as contingent interest income. There was no realized loss on taxable property loans reported during 2012.

Provision for loan loss. The Company periodically, or as changes in circumstances or operations dictate, evaluates its taxable property loans for impairment. During 2013, the Company determined a portion of the taxable property loans were potentially impaired and an additional provision for loan loss should be recorded.  A provision for loan loss and an associated loan loss reserve of $168,000 was recorded against the Cross Creek taxable property loan in the second quarter of 2013. There was no provision for loan loss or associated loan loss reserve during 2012.

Provision for loss on receivables. A provision for loss was recorded on the interest receivable from the Woodland Park mortgage revenue bond until the foreclosure was completed in May 2013. Any cash receipts of interest income was recorded as received.

Depreciation and amortization expense.  Depreciation results primarily from the apartment properties of the Consolidated VIEs and the MF Properties. Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB Credit Facilities. Approximately $1.6 million of the increase in depreciation and amortization expense from 2012 to 2013 is related to Woodland Park which became an MF property effective June 1, 2013, Maples on 97th which was acquired at the end of August 2012, the additional depreciation recorded once the Residences at Weatherford's construction was completed and placed in service in second quarter of 2012, and the additional depreciation recorded once the Residences of DeCordova's new unit construction was completed in the third quarter of 2012. The remaining increase is related to the additional amortization expense reported on the Partnership's financing.

Interest expense. The net increase in interest expense during the 2013 as compared to 2012 was due to offsetting factors. An increase of approximately $2.7 million resulted from higher average outstanding debt principal when comparing 2013 to 2012. An approximate $661,000 decrease between the two years resulted from the change in the mark to market adjustment of the Company's derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. In addition, a decrease of approximately $178,000 resulted from a decrease in interest rates. The Company's borrowing cost decreased to approximately 2.6% per annum during 2013 as compared to approximately 2.7% per annum during 2012.

General and administrative expenses. The increase in general and administrative expenses is due to offsetting factors. An approximate $623,000 increase is related to increased administrative fees payable to AFCA 2 related to the acquisition of the Public Housing Capital Fund Trusts, MBS, and the Arbors at Hickory Ridge Apartments, Vantage at Judson, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Avistar at the Oaks Apartments, Avistar on the Hills Apartments, Avistar in 09, and Vantage at Harlingen Apartments mortgage revenue bonds. The remaining increase is comprised of increased professional fees, printing expenses and travel expenses during 2013 as compared to 2012 offset by incentive compensation recorded in 2012 which did not recur in 2013.

Income from discontinued operations. The majority of the increase is attributable to the gain of approximately $1.8 million from the recognition of the sale of the Ohio Properties and approximately $1.4 million from the recognition of the sale of the Greens Property in 2013. The Company sold Churchland during third quarter of 2012 and recognized a gain of approximately $1.3 million.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Property revenues.  Property revenues increased approximately $2.7 million from the addition of Eagle Village and Arboretum which was acquired after the first quarter 2011, DeCordova and Weatherford which began leasing in 2012, and Maples on 97th which was acquired in third quarter 2012. Annual net rental revenues per unit related to the MF Properties increased to $5,587 per unit in 2012 from $5,225 in 2011.

Investment income.  Investment income increased during 2012 as compared to 2011 due to offsetting factors. The increases are due to the additional interest payments of approximately $2.3 million from the the PHC Certificates, the Arbors at Hickory Ridge mortgage revenue bond, MBS, and the Vantage at Judson mortgage revenue bond acquired in 2012. Offsetting these increases was an approximate $659,000 decrease attributable to the redemptions of Briarwood Manor Apartments and Clarkson College mortgage revenue bonds and approximately $230,000 due to the foreclosure of Weatherford in 2011.

Gain on sale and retirements of bonds. Approximately $668,000 of the gain on sale and retirements of bonds is the result of the sale of the GMF-Madison Tower and GMF-Warren/Tulane mortgage revenue bonds in May 2012. Approximately $445,000 on the gain on sale and retirements of bonds is the result of the gain on the Briarwood mortgage revenue bond retirement.

Other interest income.  Other interest income is comprised mainly of interest income on taxable property loans held by the Company. The decrease in other interest income is attributable to lower levels of taxable property loans outstanding in 2012.

Other income.  The $557,300 reported in 2012 is the payment on a property owner promissory note received upon the restructuring of the Arbors at Hickory Ridge mortgage revenue bond. Other income in 2011 is comprised mostly of the forgiveness of third party debt related to the DeCordova foreclosure and a $150,000 prepayment penalty received from the Foundation for Affordable Housing in third quarter 2011 which was not repeated in 2012.

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

Liquidity and Capital Resources

Primary sources and uses of funds. Interest earned on the mortgage revenue bonds, including those financing properties held by Consolidated VIEs, represents the Partnership's principal source of cash flow.  The Partnership also earns interest from its PHC Certificates, and MBS and may also receive cash distributions from equity interests held in MF Properties.  Interest is primarily comprised of base interest payments received on the Partnership's mortgage revenue bonds, PHC Certificates, and MBS.  Certain of the mortgage revenue bonds may also generate payments of contingent interest to the Partnership from time to time when the underlying apartment properties generate excess cash flow.  Because base interest on each of the Partnership's mortgage revenue bonds and MBS is fixed, the Partnership's cash receipts tend to be fairly constant period to period unless the Partnership acquires or disposes of its investments in mortgage revenue bonds.  Changes in the economic performance of the properties financed by mortgage revenue bonds with a contingent interest provision will affect the amount of contingent interest, if any, paid to the Partnership.

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

Other sources of cash available to the Partnership include debt financing, mortgages, and the sale of additional BUCs. The Company currently has outstanding debt financing of $257.3 million under sixteen separate credit facilities and mortgages of $57.1 million secured by eight MF Properties.

The Partnership's principal uses of cash are the payment of distributions to shareholders, interest and principal on debt financing and general and administrative expenses. The Partnership also uses cash to acquire additional investments. Distributions to shareholders may increase or decrease at the determination of the General Partner. The per unit cash available for distribution primarily depends on the amount of interest and other cash received by the Partnership from its portfolio of mortgage revenue bonds and other investments, the amount of the Partnership's outstanding debt and the effective interest rates paid by the Partnership on this debt, the level of operating and other cash expenses incurred by the Partnership and the number of units outstanding. During the year ended December 31, 2013, the Partnership generated cash available for distribution of $0.42 per unit, see “Cash Available for Distribution”. As a result, the Partnership was required to supplement its cash available for distribution during 2013, with unrestricted cash and expects to continue to do so until the Partnership is able to complete its current plans to invest the net proceeds it realized from the most recent issuances of BUCs on a leveraged basis. The General Partner believes that upon completion of its current investment and leverage plans, the Partnership will be able to meet its liquidity requirements, including the payment of expenses, interest on its debt financing, and cash distributions to shareholders at the current level of $0.50 per unit per year without the use of unrestricted cash. However, if leverage plans are delayed, actual results may vary from current projections. If the actual CAD generated continues to be less than the regular distribution to shareholders, such distribution amount may need to be reduced.

The Consolidated VIEs' and MF Properties' primary uses of cash are: (i) the payment of operating expenses; and (ii) the payment of debt service.

Leverage. The Partnership's operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 40% and 60% of the total par value of the Partnership's mortgage revenue bond portfolio. As of December 31, 2013, the total par value of the Partnerships' total bond portfolio is approximately $314.7 million. The outstanding debt financing arrangements are six TOB facilities with Duetsche Bank AG ("DB") and the TEBS financing agreement with Freddie Mac which have an outstanding balance of $174.4 million in total.  This calculates to a leverage ratio of 55%.  The Partnership's operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 60% and 80% of the total par value of the Partnership's other investments. There are six outstanding TOB facilities at December 31, 2013, which sum to outstanding borrowings of $82.9 million, which are securitizations of the PHC Certificates and MBS. The par value of the PHC Certificates and MBS is $108.1 million which calculates to a leverage ratio of 77%. Additionally, the MF Properties are encumbered by mortgage loans with an aggregate principal balance of approximately $57.1 million.  These mortgage loans mature at various times from March 2014 through March 2020. The debt financing plus mortgage loans total $314.4 million results in a leverage ratio to Partnership Total Assets of 58%.

TEBS financing. As of September 1, 2010, the Partnership and its Consolidated Subsidiary ATAX TEBS I, LLC, entered into a number of agreements relating to a long-term debt financing facility pursuant to Freddie Mac's TEBS program. The TEBS financing essentially provides the Company with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term tax-exempt rates. The TEBS financing offers several advantages over the Company's previous credit facilities which, over time, are expected to positively impact the generation of CAD. These advantages include:
•a longer term thereby addressing the previous refinancing risks,
•better balance sheet leverage thereby providing additional funds for investment, and
•a lower initial cost of borrowing.

Under the TEBS financing, the Company transferred thirteen mortgage revenue bonds, which have a total outstanding principal amount of approximately $122.5 million at December 31, 2013, to ATAX TEBS I, LLC, a special purpose entity controlled by the Company (the “Sponsor”). The securitization of these mortgage revenue bonds was executed through the issuance of two classes of Certificates. The Class A TEBS Certificates were issued in an initial principal amount of $95.8 million and were sold through a placement agent to unaffiliated investors. The Class B TEBS Certificates were issued in an initial principal amount of $20.3 million and were retained by the Sponsor. The holders of the Class A TEBS Certificates are entitled to receive regular payments of interest from Freddie Mac at a variable rate which resets periodically based on the weekly Securities Industry and Financial Markets Association (“SIFMA”) floating index rate plus certain Facility Fees. As of closing, the SIFMA rate was equal to 0.25% per annum and the total Facility Fees were 1.9% per annum, resulting in a total initial cost of borrowing of 2.15% per annum. As of December 31, 2013, the SIFMA rate was equal to 0.10% per annum resulting in a total cost of borrowing of 2.00% per annum on the approximate $93.0 million outstanding balance. As of December 31, 2012, the SIFMA rate was equal to 0.13% per annum resulting in a total cost of borrowing of 2.03% per annum on the approximate $94.0 million outstanding balance.

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
Freddie Mac has guaranteed payment of scheduled principal and interest payments on the Class A TEBS Certificates and also guarantees payment of the purchase price of any Class A TEBS Certificates that are tendered to Freddie Mac in accordance with their terms but which cannot be remarketed to new holders within five business days. The Sponsor has pledged the Class B TEBS Certificates to Freddie Mac to secure certain reimbursement obligations of the Sponsor to Freddie Mac. The Company also entered into various subordination and intercreditor agreements with Freddie Mac under which the Company has subordinated its rights and remedies with respect to the taxable property loans made by it to the owners of properties securing certain of the Bonds to the rights of Freddie Mac as the holder of the Bonds.
For financial reporting purposes, the TEBS financing is presented by the Company as a secured financing.
TOB financings. In July 2011, the Company executed a Master Trust Agreement with DB which allows the Company to execute multiple TOB structures upon the approval and agreement of terms by DB. Under each TOB structure issued through the Master Trust Agreement, the TOB trustee issues SPEARS and LIFERS. These SPEARS and LIFERS represent beneficial interests in the securitized asset held by the TOB trustee. The Company will purchase the LIFERS from each of these TOB Trusts which will grant them certain rights to the securitized assets. Under each TOB structure, the asset is transferred to a custodian and trustee that provide these services on behalf of DB. The Master Trust Agreement with DB has covenants that the Company is required to maintain compliance, the most restrictive of which at December 31, 2013, is that cash available to distribute for the trailing twelve months must be at least two times trailing twelve month interest expense. The Company was in compliance with all of these covenants as of December 31, 2013. If the Company were to be out of compliance with any of these covenants, it would trigger a termination event of the financing facilities.

In December 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing The Suites on Paseo Series A mortgage revenue bond. The amount borrowed was approximately $25.8 million with a variable interest rate tied to SIFMA. The facility matures in December 2014. On the date of the closing the total fixed TOB Trust fee was approximately 1.6% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.4% per annum resulting in a total cost of borrowing of approximately 2.0% per annum. The outstanding balance remains at approximately $25.8 million on December 31, 2013.

In October 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Avistar at the Oaks Apartments, the Avistar on the Hills Apartments, and the Avistar in 09 Apartments Series A mortgage revenue bonds. The amount borrowed was approximately $13.2 million with a variable interest rate tied to SIFMA. The facility matures in October 2014. On the date of the closing the total fixed TOB Trust fee was approximately 1.8% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.4% per annum resulting in a total cost of borrowing of approximately 2.2% per annum. The outstanding balance remains at $13.2 million on December 31, 2013.

In June 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Avistar on the Boulevard, Avistar at Chase Hill, and Avistar at the Crest Series A mortgage revenue bonds. The amount borrowed was $20.0 million with a variable interest rate tied to SIFMA. The facility matures in June 2014. On the date of closing the total fixed TOB Trust fee was approximately 2.1% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.4% per annum resulting in a total cost of borrowing of approximately 2.5% per annum. During the fourth quarter 2013 the total fixed TOB Trust fee was reduced to approximately 1.8% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.4% per annum resulting in a total cost of borrowing of approximately 2.2% per annum. The outstanding balance remains at $20.0 million on December 31, 2013.

In March 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Arbors at Hickory Ridge mortgage revenue bond. The amount borrowed was $7.0 million with a variable interest rate tied to SIFMA maturing in February 2014. On the date of closing the total fixed TOB Trust fee was approximately 2.1% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.5% resulting in a total cost of borrowing of approximately 2.6%. During the fourth quarter 2013 the total fixed TOB Trust fee was reduced to approximately 1.8% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.6% per annum resulting in a total cost of borrowing of approximately 2.4% per annum. The outstanding balance remains at $7.0 million on December 31, 2013.

In February 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Greens Property mortgage revenue bond. The amount borrowed was approximately $5.8 million with a variable interest rate tied to SIFMA maturing in December 2013. On the date of closing the total fixed TOB trust fee was approximately 2.1% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.5% resulting in a total cost of borrowing of approximately 2.6%. During the fourth quarter 2013 the total fixed TOB Trust fee was reduced to approximately 1.8% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.6% per annum resulting in a total cost of borrowing of approximately 2.4% per annum. The outstanding balance was $5.7 million on December 31, 2013.

In the fourth quarter of 2012 through the second quarter of 2013, the Company purchased the LIFERS issued by the trustee over six additional TOB Trusts. The LIFERS entitle the Company to all principal and interest payments received by these TOB Trusts on the mortgage-backed securities after payments due to the holders of the SPEARS and trust costs ("MBS TOB Trusts"). The SPEARS represent senior interests in the MBS TOB Trusts and some have been credit enhanced by DB. The Company reports the MBS TOB Trusts on a consolidated basis as it has determined it is the primary beneficiary of these variable interest entities (see Note 6 to the consolidated financial statements). A summary of the six MBS TOB Trusts are as follows:

•
During the fourth quarter of 2012, the Company purchased approximately $6.5 million of LIFERS from securitized MBS TOB Trusts with a par value of approximately $31.6 million of MBS. The MBS TOB Trusts also issued SPEARS of approximately $25.1 million to unaffiliated investors. The approximate outstanding amount at December 31, 2013 and December 31, 2012 was $24.1 million which mature in April 2014. On the date of closing the total fixed TOB Trust fee was approximately 0.9% per annum and the variable rate paid on the SPEARS of approximately 0.3% per annum is tied to SIFMA which results in the total cost of borrowing of approximately 1.2% per annum.

•
In January 2013, the Company purchased an additional $540,000 of LIFERS from one of the five MBS TOB Trusts which is a securitization of MBS with a par value of $2.5 million. SPEARS of approximately $2.0 million were issued by the MBS TOB Trust which was outstanding at December 31, 2013 and December 31, 2012. This MBS TOB Trust matures in April 2014. On the date of closing the total fixed TOB Trust fee was approximately 0.9% per annum and the variable rate paid on the SPEARS of approximately 0.3% per annum is tied to SIFMA which results in the total cost of borrowing of approximately 1.2% per annum.

•
In April 2013, the Company purchased approximately $2.2 million of LIFERS issued by a new MBS TOB Trust which is the securitization of MBS with a par value of approximately $10.0 million. The MBS TOB Trusts issued SPEARS of approximately $7.8 million to unaffiliated investors which is the outstanding amount at December 31, 2013. This facility matures in February 2014. On the date of closing the total fixed TOB Trust fee was approximately 0.9% per annum and the variable rate paid on the SPEARS of approximately 0.1% per annum is tied to SIFMA which results in the total cost of borrowing of approximately 1.0% per annum.

In July 2012, the Company purchased the PHC Certificate LIFERS issued by the trustee over the PHC TOB Trusts for approximately $16.0 million and pledged the LIFERS to the trustee to secure certain reimbursement obligations of the Company as the holder of LIFERS. The LIFERS entitle the Company to all principal and interest payments received by the PHC TOB Trusts on the $65.3 million of PHC Certificates held by it after payments due to the holders of the SPEARS and trust costs. The Company is reporting the PHC TOB Trust on a consolidated basis as it has determined it is the primary beneficiary of these variable interest entities. The PHC TOB Trusts also issued SPEARS of approximately $49.0 million to unaffiliated investors which is the outstanding amount at December 31, 2013 and December 31, 2012. The SPEARS represent senior interests in the PHC TOB Trusts and have been credit enhanced by DB.

In July 2011, the Company closed a $10 million financing utilizing the TOB structure with the securitization of the Company's $13.4 million Autumn Pines Apartments mortgage revenue bond. In December 2011, the Company closed a second $7.8 million TOB financing structured as a securitization of the Company's $15.6 million GMF-Warren/Tulane Apartments and GMF-Madison apartments mortgage revenue and taxable property bonds.  The SPEARS were credit-enhanced by DB and sold through a placement agent to unaffiliated investors and the gross proceeds from their sale were remitted to the Company. The LIFERS were retained by the Company and are pledged to DB to secure certain reimbursement obligations. In May 2012, the Company retired the $7.8 million TOB financing structure when the GMF-Warren/Tulane and GMF-Madison Tower mortgage revenue bonds were sold. At December 31, 2013 and December 31, 2012, the Company owed $9.8 million on the Autumn Pines TOB financing facility and at December 31, 2011, the Company owed $17.7 million on both TOB facilities.

As of December 31, 2013, the PHC TOB Trusts required approximately $400,000, and the MBS TOB Trusts required approximately $4.1 million held in restricted cash (see Note 2 to the consolidated financial statements). As of December 31, 2012 there was no restricted cash held as collateral required by these trusts.

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

The following table summarizes the amounts outstanding under each TOB Trust and the variable interest rate as of December 31, 2013:

TOB Trusts	SPEARS Outstanding	Year End Rates

PHC Certificates-TOB Trust	$48,995,000	2.32%
Autumn Pines-TOB Trust	9,770,000	1.96%
MBS - TOB Trust 1	2,585,000	1.21%
MBS - TOB Trust 2	4,090,000	1.29%
MBS - TOB Trust 3	2,865,000	1.22%
MBS - TOB Trust 4	5,960,000	1.23%
MBS - TOB Trust 5	10,545,000	1.27%
Greens of Pine Glen - TOB Trust	5,700,000	2.40%
Arbors of Hickory Ridge - TOB Trust	7,000,000	2.40%
MBS - TOB Trust 6	7,825,000	1.02%
Avistar (February 2013 portfolio) - TOB Trust (1)	20,000,000	2.21%
Avistar (June 2013 portfolio) - TOB Trust (2)	13,210,000	2.21%
The Suites on Paseo - TOB Trust	25,750,000	1.96%
Total Debt Financing	$164,295,000

(1) Avistar at the Oaks Apartments, Avistar on the Hills Apartments, and Avistar in 09 Apartments is the collateral for the $20.0 million TOB Trust.
(2) Avistar at Chase Hill, Avistar at the Crest, and Avistar on the Boulevard is the collateral for the approximate $13.2 million TOB Trust.

Equity Capital. Beginning in 2007, the Partnership has issued BUCs to raise additional equity capital to fund investment opportunities. In November 2013, a Registration Statement on Form S-3 was declared effective by the SEC under which the Partnership may offer up to $225 million of additional BUCs from time to time. In December 2013, the Partnership issued an additional 8,280,000 BUCs through an underwritten public offering at a public offering price of $6.25 per BUC pursuant to this new Registration Statement. Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $48.2 million after payment of an underwriter's discount and other offering costs of approximately $3.5 million. In January and February 2014, the Partnership issued an additional 9,200,000 BUCs through an underwritten public offering at a public offering price of $5.95 per BUC pursuant to this Registration Statement. Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $51.4 million after payment of an underwriter's discount and other offering costs of approximately $4.5 million. In May 2012, the Partnership issued an additional 12,650,000 BUCs through an underwritten public offering at a public offering price of $5.06 per BUC pursuant to a previously filed Registration Statement on Form S-3. Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $60.0 million after payment of an underwriter's discount and other offering costs of approximately $4.0 million.

Cash Flow. On a consolidated basis, cash provided by operating activities for the year ended December 31, 2013 increased approximately $6.8 million compared to the same period a year earlier mainly due to changes in working capital components. Cash used for investing activities increased approximately $61.1 million for 2013 as compared to 2012. During 2013, the Company used approximately $164.2 million for the purchase of the mortgage revenue bonds and related taxable mortgage bonds, and MBS compared to $132.2 million in 2012 to purchase the PHC Certificates, MBS, the Arbors at Hickory Ridge and the Vantage at Judson mortgage revenue bonds, The Company spent approximately $13.0 million and $8.0 million on the construction of the MF Properties in 2013 and 2012. During 2012, the Company purchased the Maples on 97th property for approximately $5.5 million but did not have any cash outflows for the purchase of MF Properties in 2013. Offsetting the use of cash from investing activities, the Company received approximately $4.0 million in net cash related to the realization of the Ohio Properties sale, approximately $21.9 million from the Iona Lakes mortgage revenue bond redemption, and approximately $2.8 million from principal repayments related to investments. During 2012, the Company received cash from the sale of the GMF-Madison Tower and GMF-Warren/Tulane mortgage revenue bonds, the restructuring of the Arbors at Hickory Ridge mortgage revenue bond, the sale of a mortgage-backed security, the sale of the Churchland and the Eagle Ridge properties, and the net release of restricted cash which totaled approximately $47.5 million.

Financing cash flows in 2013 included approximately $48.2 million of cash from the sale of BUCs, approximately $81.5 million of cash from new TOB Trust financing facilities, $20.7 million of cash from borrowing on Maples on 97th, Woodland Park and the The 50/50 Student Housing at UNL mixed-use project, offset by the use of cash to pay distributions and principal payments on debt. Financing cash flows in 2012 included approximately $60.0 million of cash from the equity raise in second quarter 2012 and approximately $74.1 million from the PHC and MBS TOB Trusts borrowings, offset by the use of cash to payoff the GMF Warren/Tulane TOB facility and the payoff of the mortgages on the Churchland and Greens Property which were sold in 2012. Cash distributions increased year over year due to the additional shares outstanding resulting from the November 2013 equity raise.

Cash Available for Distribution

Management utilizes a calculation of CAD as a means to determine the Partnership's ability to make distributions to shareholders.  The General Partner believes that CAD provides relevant information about its operations and is necessary along with net income for understanding its operating results.  To calculate CAD, the Partnership adds back non-cash expenses consisting of amortization expense related to debt financing costs and bond reissuance costs, interest rate derivative expense or income, provision for loan losses, impairments on bonds, losses related to VIEs including depreciation expense, and income received in cash from transactions which have been eliminated in consolidation, to the Partnership’s net income (loss) as computed in accordance with GAAP and deducts Tier 2 income attributable to the General Partner as defined in the Partnership Agreement. Net income is the GAAP measure most comparable to CAD. There is no generally accepted methodology for computing CAD, and the Partnership's computation of CAD may not be comparable to CAD reported by other companies.  Although the Company considers CAD to be a useful measure of its operating performance, CAD is a non-GAAP measure that should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP, or any other measures of financial performance or liquidity presented in accordance with GAAP.

CAD for the year ended 2013 included income from certain transactions which may not recur in future quarters as detailed in the following paragraphs. For the year ended 2013 the Partnership reported $0.42 of CAD per unit which includes $0.065 of CAD per unit (approximately $2.8 million of CAD) from the redemption of the Iona Lakes mortgage revenue bond and interest and other income recognized from the Ohio Properties.

The Partnership has made annual cash distributions of $0.50 per unit since 2009. Since realized CAD per unit was less than $0.50 per unit in 2013, 2102, and 2011, the Partnership paid approximately $4.0 million, $5.8 million, and $3.9 million of the distribution using unrestricted cash to supplement the deficit in 2013, 2012, and 2011, respectively, which was a return of capital to shareholders. The Partnership has historically supplemented its cash available for distribution with unrestricted cash when necessary and expects to continue to do so until the Partnership is able to complete its current plans to invest the net proceeds realized by the Partnership from the issuance of BUCs in December 2013 and January 2014 on a leveraged basis. The General Partner has identified a pipeline of mortgage revenue bonds it intends to acquire in 2014 and is actively performing due diligence on these mortgage revenue bonds to ensure they meet the Partnership's investment criteria. The General Partner is also working with the Partnership's primary lender to finance a portion of the acquisition of these bonds and believes that upon completion of its current investment plans, the Partnership will be able to generate sufficient CAD to maintain cash distributions to shareholders at the current level of $0.50 per unit per year without the use of other available cash. However, there is no assurance that the Partnership will be unable to generate CAD at levels in excess of the current annual distribution rate. In that case, the annual distribution rate per unit may need to be reduced.

The following tables show the calculation of CAD (and a reconciliation of the Partnership’s net income (loss) as determined in accordance with GAAP to its CAD) for the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
Net income (loss) - America First Multifamily Investors L.P.	$17,714,919	$4,446,844	$(2,243,922)
Net loss related to VIEs and eliminations due to consolidation	1,116,262	1,522,846	1,289,539
Net income (loss) before impact of VIE consolidation	18,831,181	5,969,690	(954,383)
Change in fair value of derivatives and interest rate derivative amortization	283,610	944,541	2,083,521
Depreciation and amortization expense (Partnership only)	5,374,802	3,447,316	2,281,541
Provision for loss on receivables	241,698	452,700	952,700
Provision for loan loss	168,000	—	4,242,571
Deposit liability gain - sale of the Ohio Properties (1)	(1,775,527)	—	—
Tier 2 Income distributable to the General Partner (1)	(484,855)	(657,933)	(170,410)
Deposit liability gain - sale of the Greens Property (2)	(1,401,656)	—	—
Developer income (3)	528,000	—	—
Depreciation and amortization related to discontinued operations	9,859	452,942	887,492
Bond purchase discount accretion (net of cash received)	256,615	160,464	(100,998)
Greens Property deferred interest and reversal of deferral (4)	(135,264)	135,264	—
Ohio Properties deferred interest and reversal of deferral (5)	(3,517,258)	1,383,105	1,390,056
CAD	$18,379,205	$12,288,089	$10,612,090
Weighted average number of units outstanding,
basic and diluted	43,453,476	37,367,600	30,122,928
Net income (loss), basic and diluted, per unit	$0.40	$0.14	$(0.04)
Total CAD per unit	$0.42	$0.33	$0.35
Distributions per unit	$0.5000	$0.5000	$0.5000

(1) As described in Note 2 to the consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the shareholders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner.

•
For the year ended December 31, 2013, the Company realized approximately $1.9 million in Tier 2 income from the Iona Lakes mortgage revenue bond redemption. The Company determined that the approximate $1.8 million gain from the sale of the Ohio Properties was Tier 2 income in 2010, the year in which the Ohio Properties were sold to the unaffiliated not-for-profit. As such, 25% of that gain was distributed to AFCA 2 in 2010 and there was no Tier 2 income reported in 2013 related to the Ohio Properties.

•
For the year ended 2012, the Tier 2 income is approximately $557K recognized on the Arbors at Hickory Ridge mortgage revenue bond re-structuring, $668K recognized on the GMF-Madison and GMF-Warren/Tulane mortgage revenue bond sale and $1.4 million recognized on the sale of the discontinued operations (Churchland at Commons and Eagle Village MF Properties).

•
For the year ended December 31, 2011, the Tier 2 income is approximately $445K recognized on the Briarwood mortgage revenue bond retirement and approximately $308K of contingent interest recognized upon the Clarkson mortgage revenue bond retirement.

(2) The Partnership sold the Greens Property in conjunction with the purchase of mortgage revenue bonds secured by the property. The sales price approximated the 2009 property purchase price and therefore the gain from the sale of the property related entirely to depreciation recapture. For this reason, the General Partner concluded that the gain should be excluded from the calculation of CAD.
(3) The developer income amount represents cash received by the Partnership for developer and construction management services performed on The 50/50 Student Housing at UNL mixed-use project in Lincoln, Nebraska.  The development under construction at the University of Nebraska - Lincoln is accounted for as an MF property and the cash received for these fees has been eliminated within the consolidated financial statements.  For purposes of CAD, management is treating these fees as if received from an unconsolidated entity.
(4) In July 2013, the Company recognized the sale of the Greens Property. The Company was required to follow the deposit method of accounting and had to defer to the gain until sufficient equity was invested by the new unaffiliated owners (which occurred in July 2013). Mortgage interest income of approximately $135,000 was received by the Partnership between October 2012 and December 31, 2012 and reported in 2012 CAD, and as such, the amount was reversed in the first nine months of the 2013 CAD calculation. As such, approximately $135,000 of CAD is being reversed out in the 2013 calculation of CAD.
(5) The recognition of the sale of the Ohio Properties allowed the Company to 1) realize approximately $4.2 million of interest income on the mortgage revenue bonds, 2) recognize approximately $1.1 million of taxable interest income on taxable property loans receivable it holds with the Ohio Properties, and 3) realize a $250,000 guarantee fee from the general partner owner of the Ohio Properties all in 2013 (see Note 10 to the consolidated financial statements). Mortgage interest income of $3.5 million of the $4.2 million had been previously received by the Partnership and reported in CAD, and as such, the amount was reversed in the 2013 CAD calculation.

Off Balance Sheet Arrangements

As of December 31, 2013 and 2012, the Partnership held mortgage revenue bonds which are collateralized by multifamily housing projects.  The multifamily housing projects are owned by entities that are not controlled by the Partnership.  The Partnership has no equity interest in these entities and does not guarantee any obligations of these entities.  Some of the ownership entities are deemed to be Consolidated VIEs and are consolidated with the Partnership for financial reporting purposes.  The VIEs that are consolidated with the Partnership do not have off-balance sheet arrangements.

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

Contractual Obligations

The Partnership has the following contractual obligations as of December 31, 2013:

		Less than 1 year	1-3 years	3-5 years	More than 5 years
	Total
Long-Term Debt Obligations
Debt financing	$257,274,000	$165,378,000	$2,331,000	$89,565,000	$—
Mortgages payable	$57,087,320	$34,371,238	$13,590,580	$1,948,064	$7,177,438
Effective interest rate(s) (1)		1.41%	2.19%	2.01%	3.25%
Interest (2)	$10,694,593	$4,902,961	$4,356,048	$1,202,317	$233,267
Purchase Obligations
Bond purchase commitment	$47,735,823	$—	$47,735,823	$—	$—
Total	$372,791,736	$204,652,199	$68,013,451	$92,715,381	$7,410,705

(1) Interest rates shown are the average effective rate as of December 31, 2013, and include the impact of our interest rate derivatives.
(2) Interest shown is estimated based upon current effective interest rates through maturity.

As discussed in Notes 11 and 12 to the consolidated financial statements, the amounts maturing in 2013 consist of the paydowns on the TEBS credit facility with Freddie Mac, the TOB credit facilities with DB, and payments on the MF Property mortgages.  The Partnership plans to refinance the current maturing mortgages and TOB debt financing facilities in the first half of 2014.

In August 2013, the Partnership acquired a approximate $6.7 million par value Series C mortgage revenue bond secured by the Vantage at Harlingen Apartments. Under the terms of a Forward Delivery Bond Purchase Agreement, the Partnership has agreed to purchase a new mortgage revenue bond between $18,000,000 to $24,692,000 (“Harlingen Series B Bond”) secured by the Vantage at Harlingen apartments which will be delivered by the mortgage revenue bond issuer once the property meets specific obligations and occupancy rates. The final amount of the Series B Bond will depend on the appraisal of the stabilized property. The Harlingen Series B Bond will have a stated annual interest rate of 6.0% per annum and bond proceeds must be used to pay off the construction loan to the bank and all or a portion of the $6.7 million subordinate Series C mortgage revenue bond. The Partnership accounts for the bond purchase commitment as an available-for-sale security and, as such, records the change in the estimated fair value of the bond purchase commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.  As of December 31, 2013, the Partnership estimated the value of this bond purchase commitment and recorded a liability of approximately $1.7 million (See Note 17 to the consolidated financial statements).

In April 2013, the Partnership acquired the Series C mortgage revenue bond secured by the Renaissance Gateway Apartments, a 208 unit multifamily apartment complex located in New Orleans, Louisiana for approximately $2.9 million par value. In the third and fourth quarters of 2013, the Partnership purchased approximately $1.3 million par value Series B and approximately $3.8 million par value Series A, respectively, mortgage revenue bonds. The Series C mortgage revenue bond carries a base interest rate of 12.0% per annum and matures on June 1, 2015. The Series A and Series B mortgage revenue bonds carry a base interest rate of 6% and 12% per annum, respectively, maturing on June 1, 2030. This property is undergoing a major rehabilitation and the Partnership has agreed to fund a total of approximately $8.6 million of a Series A mortgage revenue bond during construction which is estimated to be completed on June 30, 2014. Upon completion of construction and stabilization, the approximate $2.9 million Series C bond will be paid back on the earlier of when the property receives its final equity contribution by the limited partner or June 1, 2015. The Partnership accounts for the bond purchase commitment as an available-for-sale security and, as such, records the change in estimated fair value of the bond purchase commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.  As of December 31, 2013, the Partnership estimated the value of this Bond Purchase Commitment and recorded a liability of approximately $600,000 (See Note 5 to the consolidated financial statements).
In March 2013, a wholly-owned subsidiary of the Company executed a 35-year ground lease with the University of Nebraska - Lincoln (“Lessor”) with an annual lease payment of $100. The leased property will have a mixed-use development consisting of a 1,605 stall parking garage and 475 bed student housing mixed-use project constructed on it. The Lessor will own the parking garage and the Company will own the student housing. The Company currently estimates the construction of The 50/50 Student Housing at UNL mixed-use project will cost approximately $34.0 million and executed a guaranteed maximum price contract with the general contractor for the construction. The lease agreement has a stipulation that if the parking garage is not completed by August 1, 2014, the Company will pay damages of $6,000 per day of delayed completion to the Lessor. The Company's construction contract with the general contractor also stipulates that the general contractor will pay the Company $6,000 per day of liquidated damages for each day subsequent to August 1, 2014 that the parking garage is not completed. Construction has commenced and is estimated to be completed before the August 1, 2014 deadline.
To finance the construction of The 50/50 Student Housing at UNL mixed-use project, the Company has executed an interest-only loan to borrow up to $25.5 million for a three year term at a variable interest rate. The Company also secured $4.3 million tax-incremental financing loan which is for a term of five years, carries a fixed interest rate of approximately 4.7% per annum, requires principal payments commencing after 24 months and has a balloon payment due at maturity. The Company has borrowed approximately $7.2 million on the first facility as of December 31, 2013 (see Notes 8, 12, and 17 to the consolidated financial statements).

In June 2013, the Partnership executed a Bond Purchase Commitment agreeing to purchase an $8.0 million new mortgage revenue bond and a $500,000 taxable mortgage bond both secured by a multifamily property under construction in Albuquerque, New Mexico. The mortgage revenue bond will have a stated annual interest rate of 6.0% per annum, the taxable mortgage bond will have a stated rate of 12% per annum, and bond proceeds must be used to pay off the third party construction loan. The Partnership accounts for the Bond Purchase Commitment as an available-for-sale security and, as such, records the change in estimated fair value of the Bond Purchase Commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.  As of December 31, 2013, the Partnership has estimated the value of this bond purchase commitment and recorded a liability of approximately $600,000 (see Note17 to the consolidated financial statements).

In December 2012, the Partnership purchased a $6,049,000 mortgage revenue bond (“Series C Bonds”) and a $934,000 taxable mortgage bond both secured by the Vantage at Judson apartments. This property is located in San Antonio, Texas and is currently under construction. In connection with the purchase of these bonds, the Partnership also executed a Delivery Bond Purchase Agreement with the borrower under the bonds, the issuer of the $6,049,000 mortgage revenue bond (“Issuer”), and the Bank which is providing the remainder of the construction financing and has the first lien on the property. Under the terms of this agreement and the Trust Indenture, the Issuer has agreed to fund up to $26,687,000 of senior mortgage revenue bonds (“Series B Bonds”) to allow for the full refunding of the Bank's construction loan (“Series A Bonds”) and all or a portion of the $6,049,000 Series C Bonds. The Partnership has an obligation to purchase the Series B Bonds upon the successful completion of specific conversion conditions. These conversion conditions include no material default by borrower under the trust indenture, the completion of the survey of the property and title insurance, and occupancy of 90% for 90 days at the property. The amount of the Series B Bonds will be no less than $20,638,000 and the final amount will depend on the reallocation calculation which is defined as 80% bond to appraised property value and a debt service coverage ratio of no less than 1.15 to 1.0. The Partnership expects to purchase the Series B bonds in 2014 but if the conversion conditions are not met by January 1, 2015, the Partnership has the ability to terminate the Forward Delivery Bond Purchase Agreement. As of December 31, 2013, the Partnership has estimated the value of this bond purchase commitment and recorded a liability of approximately $2.0 million (See Note 5 to the consolidated financial statements).

Inflation

With respect to the financial results of the Partnership's investments in mortgage revenue bonds and MF Properties, substantially all of the resident leases at the multifamily residential properties, which collateralize the Partnership's mortgage revenue bonds, allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the properties to seek rent increases. The substantial majority of these leases are for one year or less. The short-term nature of these leases generally serves to reduce the risk to the properties of the adverse effects of inflation; however, market conditions may prevent the properties from increasing rental rates in amounts sufficient to offset higher operating expenses. Inflation did not have a significant impact on the Partnership's financial results for the years presented in this report.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management of the Company to make a number of judgments, assumptions, and estimates. The application of these judgments, assumptions, and estimates can affect the amounts of assets, liabilities, revenues, and expenses reported by the Company. All of the Company's significant accounting policies are described in Note 2 to the Company's consolidated financial statements. The Company considers the following to be its critical accounting policies because they involve judgments, assumptions and estimates by management that significantly affect the financial statements. If these estimates differ significantly from actual results, the impact on our consolidated financial statements may be material.

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

The TEBS financing agreements contain certain provisions that allow the Company to (1) cause the return of certain individual bonds under defined circumstances, (2) cause the return of all of the bonds by electing an Optional Series Pool Release or (3) cause the return of any defaulted bonds. The Optional Series Pool Release is defined in the agreements as two specific dates, September 15, 2017 or September 15, 2020, on which the Company has the option to repurchase all of the securitized bonds. Given these terms, the Company has concluded that the condition in item 2 above is present in the agreements and, therefore, effective control over the transferred assets has not occurred. As effective control has not been transferred, the transaction does not meet the conditions to derecognize the assets resulting in the TEBS financing being presented on the Company's consolidated financial statements as a secured financing. The TOB Financing agreements contain certain provisions that allow the Company to call the assets held in the TOB Trusts through their ownership of the LIFERS so effective control has not been transferred resulting in the TOB Financings being presented on the Company's consolidated financial statements as a secured financing.

In addition to evaluating the TEBS financing as a sale or transfer of financial assets, we have evaluated the securitization trust associated with the TEBS financing (the “TEBS Trust”) under the provisions of the consolidation guidance. As part of the TEBS financing, certain bond assets of the Partnership were securitized into the TEBS Trust with Freddie Mac. The TEBS Trust then issued Class A and B TEBS Certificates. The Partnership has securitized PHC Certificates, MBS, and other mortgage revenue bonds into TOB Trusts with DB. The TOB trustee then issued senior floating-rate participating interests SPEARS and LIFERS.

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

Variable Interest Entities (“VIEs”)
The Partnership invests in mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. The Partnership owns 100% of these bonds and each bond is secured by a first mortgage on the property. The Partnership has also made taxable property loans to the property owners in certain cases which are secured by second mortgages on these properties. Although each multifamily property financed with mortgage revenue bonds held by the Partnership is owned by a separate entity in which the Partnership has no equity ownership interest, the debt financing provided by the Partnership creates a variable interest in these ownership entities that may require the Partnership to report the assets, liabilities and results of operations of these entities on a consolidated basis under GAAP.

Under the consolidation accounting guidance (effective January 1, 2010), the Partnership must make an evaluation of these entities to determine if they meet the definition of a VIE. Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack:

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

Under consolidation guidance, the Partnership must make an evaluation of entities which are secured by the mortgage revenue bonds owned by the Partnership to determine if they meet the definition of a VIE. In December2013, the ownership of Lake Forest became a not-for-profit entity, which created a re-consideration event and resulted in Lake Forest no longer being reported as a Consolidated VIE beginning December 1, 2013. No changes in the VIEs have occurred subsequent to that date. At December 31, 2013, the Partnership determined it is the primary beneficiary of two of the VIEs; Bent Tree, and Fairmont Oaks and has continued to consolidate these entities.  At December 31, 2013, the Partnership held multiple mortgage revenue bonds which were purchased after January 1, 2010; the evaluation of these entities did not result in required consolidation.

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

Investments in Mortgage Revenue Bonds and Property Loans
Valuation - As all of the Company's investments in mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  The Company owns 100% of each of these bonds.  There is no active trading market for the bonds and price quotes for the bonds are not available.  As a result, the Company bases its estimate of fair value of the mortgage revenue bonds using discounted cash flow and yield to maturity analysis performed by management. This calculation methodology encompasses judgment in its application.  If available, management may also consider price quotes on similar bonds or other information from external sources, such as pricing services or broker quotes.  Pricing services, broker quotes and management's analysis provide indicative pricing only.

As of December 31, 2013, all of the Company's mortgage revenue bonds were valued using discounted cash flow and yield to maturity analyses performed by management.  Management's valuation encompasses judgment in its application.  The key assumption in management's yield to maturity analysis is the range of effective yields on the individual bonds. At December 31, 2013, the range of effective yields on the individual bonds was 6.3% to 9.8% per annum.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these bonds.  Assuming an immediate ten percent adverse change in the key assumption, the effective yields on the individual bonds would increase to a range of 6.9% to 10.8% per annum and would result in additional unrealized losses on the bond portfolio of approximately $22.1 million. This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.

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

While the Company evaluates all available information, it focuses specifically on whether it has the intent to sell the securities prior to the time that their value recovers or until maturity, whether it is likely that the Company will be required to sell the securities before a recovery in value and whether the Company expects to recover the securities' entire amortized cost basis.  The ability to recover the securities' entire amortized cost basis is based on the likelihood of the issuer being able to make required principal and interest payments on the security.  The primary source of repayment of the amortized cost is the cash flows produced by the property which serves as the collateral for the bonds.  The Company utilizes a discounted cash flow model for the underlying property and compares the results of the model to the amortized cost basis of the bond.  The model reflects the cash flows expected to be generated by the underlying property over a ten year period, including an assumed property sale at the end of year ten, discounted using the effective interest rate on the bond in accordance with the accounting guidance on other than temporary impairment of debt securities.  The inputs to these models require management to make numerous subjective assumptions, the most significant of which include:

•
Revenue and expense projections for the property operations, which result in the estimated net operating income generated over the ten year holding period assumed in the model.  Base year (model year one) assumptions are based on historical financial results and operating budget information.  Base year assumptions are then adjusted for expected changes in occupancy, rental rates and expenses, and

•
The capitalization rate utilized to estimate the sales proceeds from an assumed property sale in year ten of the model.  The capitalization rate used in the current year models ranged between 6.25% and 7.4% which the Partnership believes represents a reasonable range given the current market for multifamily properties.

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

If the discounted cash flows from a property are less than the amortized cost of the bond, we believe that there is a strong indication that the cash flows from the property will not support the payment of the required principal and interest on the bond and, accordingly, the bonds are considered other-than-temporarily impaired.  If an other-than-temporary impairment exists, the amortized cost basis of the mortgage revenue bond is written down to its estimated fair value.  The amount of the write-down representing a credit loss is accounted for as a realized loss on the statement of operations.  The amount of the write-down representing a non-credit loss is recorded to other comprehensive income. The recognition of an other-than-temporary impairment and the potential impairment analysis are subject to a considerable degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the financial statements. If the credit and capital markets deteriorate further or the Company experiences deterioration in the values of its investment portfolio, the Company may incur impairments to its investment portfolio which could negatively impact the Company's financial condition, cash flows, and reported earnings.

Evaluation of property loans for potential losses - In addition to the mortgage revenue bonds held by the Company, loans have been made to the owners of some of the properties which secure the bonds.  All of these loans are made on a non-recourse basis. As a result, the repayment of these loans depend on the cash flows generated by the underlying property.  The Company periodically evaluates these loans for potential losses by utilizing the practical expedient method allowed for in the guidance for measuring impairment on a collateral dependent loan.  The Company estimates the fair value of the property and compares the fair value to the outstanding mortgage revenue bonds plus any property loans.  The Company utilizes the discounted cash flow model discussed above except that in estimating a property's fair value we evaluate a number of different discounted cash flow models that contain varying assumptions.  The various models may assume multiple revenue and expense scenarios, various capitalization rates and multiple discount rates.  We may also consider other information such as independent appraisals in estimating a property's fair value.

If the estimated fair value of the property after deducting the amortized cost basis of the senior mortgage revenue bond exceeds the principal balance of the property loan then no potential loss is indicated and no allowance for loan loss is needed.  If a potential loss is indicated, an allowance for loan loss is recorded against the outstanding loan amount and a loss is realized.  The determination of the need for an allowance for loan loss is subject to considerable judgment.

Investment in PHC Certificates
Valuation - As all of the Company’s investments in PHC Certificates are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values. Due to the limited market for the PHC Certificates, these estimates of fair value do not necessarily represent what the Company would actually receive for the sale of the PHC certificates. The estimates of the fair values of these PHC certificates are based on a yield to maturity analysis which begins with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts adjusted largely for unobservable inputs the General Partner believes would be used by market participants. Management’s valuation encompasses judgment in its application and pricing as determined by pricing services, when available, is compared to Management's estimates. The PHC Certificates are AA and BBB rated by S&P. At December 31, 2013, the range of effective yields on the individual PHC certificates was 4.2% to 5.4% per annum.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these PHC certificates which is the yield for a new issuance of a similarly structured security.  Assuming a ten percent adverse change in this key assumption, the effective yields on the individual PHC certificates would increase to a range of 5.8% to 7.2% per annum and would result in additional unrealized losses on the PHC Certificates of approximately $2.9 million. This sensitivity analysis is hypothetical and is as of a specific point in time. The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.

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

•
A decrease in the ratio of annual appropriations received by the Public Housing Authority from the HUD Capital Fund Program compared to the required principal and interest payments due on the loans payable by the Public Housing Authority to the three separate TOB Trusts with DB ("PHC Trusts").

Investment in Mortgage-Backed Securities
Valuation - The Company values each MBS security based upon prices obtained from a third party pricing service, which are indicative of market activity. The valuation methodology of the Company's third party pricing service incorporates commonly used market pricing methods, incorporates trading activity observed in the market place, and other data inputs. The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; geography; and prepayment speeds. Management analyzes pricing data received from the third party pricing service by comparing it to valuation information obtained from at least one other third party pricing service and ensuring they are within a tolerable range of difference which the Company estimates as 7.5%. Management also looks at observations of trading activity in the market place when available. At December 31, 2013, the range of effective yields on the individual MBS was 3.6% to 5.4% per annum.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of the MBS which is the effective yield on new issuances of similarly rated MBS.  Assuming a ten percent adverse change in that key assumption, the effective yields on the MBS would increase to a range of 4.9% to 5.7% per annum and would result in additional unrealized losses on the bond portfolio of approximately $2.1 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.

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

Revenue recognition - mortgage revenue bonds - Interest on the Partnership's mortgage revenue bonds is payable solely from the net cash flow of the underlying properties and reserve funds, if any, set aside pursuant to the bond documents. These bonds are not the obligations of the state or local housing authorities that issued them and are not backed by any taxing authority. Base interest income on fully performing mortgage revenue bonds is recognized as it is earned. Base interest income on mortgage revenue bonds not fully performing is recognized as it is received. Past due base interest on mortgage revenue bonds, which are or were previously not fully performing, is recognized as it is earned. The Partnership reinstates the accrual of base interest once the mortgage revenue bond's ability to perform is adequately demonstrated. Contingent interest income, which is only received by the Partnership if the property financed by a mortgage revenue bond that contains a contingent interest provision generates excess available cash flow as set forth in each bond, is recognized when realized or realizable.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership's primary market risk exposures are interest rate risk and credit risk. The Partnership's exposure to market risks relates primarily to its investments in mortgage revenue bonds, PHC Certificates, MBS, and its debt financing.

The fair value of the Partnership's mortgage revenue bonds, PHC Certificates, and MBS are also directly impacted by changes in market interest rates.  An increase in rates will cause the fair value of these investments to decrease.  Although changes in the fair value of the assets do not impact earnings or cash flow, they affect total partners' capital and book value per unit.  In addition, if the fair value of the mortgage revenue bonds, PHC Certificates, and MBS decreases, the Partnership may need to provide additional collateral for its debt financing secured by these assets.

The Partnership bases the fair value of the mortgage revenue bonds and PHC Certificates, which have a limited market, on a discounted cash flow or yield to maturity analysis performed by the General Partner. This calculation methodology encompasses judgment in its application.  If available, the General Partner may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  As of December 31, 2013, all of the Partnership 's mortgage revenue bonds were valued using management's discounted cash flow or yield to maturity analyses.  The PHC Certificates were valued using management's yield to maturity analyses and the mortgage-backed securities were priced using third-party pricing services. Pricing services, broker quotes, and management's analyses provide indicative pricing only.  Due to the limited market for the mortgage revenue bonds and PHC Certificates, these estimates of fair value do not necessarily represent what the Partnership would actually receive in a sale of the bonds and the PHC Certificates.

If uncertainties in the credit and capital markets continue, the markets deteriorate further, or the Partnership experiences deterioration in the values of its investment portfolio, the Partnership may incur impairments to its investment portfolio which could negatively impact the Partnership 's financial condition, cash flows, and reported earnings.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Partnership's control.  The nature of the Partnership's mortgage revenue bonds, PHC Certificates, MBS, and the debt financing used to finance these assets exposes the Partnership to financial risk due to fluctuations in market interest rates.  The mortgage revenue bonds, PHC Certificates, and MBS all bear base interest at fixed rates. The mortgage revenue bonds may additionally pay contingent interest which fluctuates based upon the cash flows of the underlying property.  As of December 31, 2013, the weighted average base rate of the mortgage revenue bonds reported in the consolidated financial statements was approximately 6.0% per annum, the weighted average base rate of the PHC Trust Certificates was approximately 5.0% per annum and the weighted average coupon rate of the MBS was approximately 4.0% per annum.

At December 31, 2013, the Partnership has approximately $93.0 million TEBS financing agreement that provides for interest at a floating rate equal to weekly SIFMA plus 190 basis points. As a result, the Partnership's cost of borrowing fluctuates with the weekly SIFMA.  The effective interest rate for this credit facility as of December 31, 2013 was 2.00% per annum. If the average SIFMA Index Rate, including fees, had increased or decreased by 100 basis points for the year ended December 31, 2013, the interest expense payments on this variable-rate debt financing would have increased or decreased by approximately $930,000.

At December 31, 2013, the Partnership has approximately $164.3 million in TOB facilities that provide for interest at floating rates based on weekly SIFMA plus a fee stack. As a result, the Partnership's cost of borrowing fluctuates with the weekly SIFMA.  The effective interest rate for the TOB facilities as of December 31, 2013 was 2.20% per annum. If the average SIFMA Index Rate, including fees, had increased or decreased by 100 basis points for the year ended December 31, 2013, the interest expense payments on this variable-rate debt financing would have increased or decreased by approximately $1.7 million.

The interest rate of the mortgage financing on the MF Properties fluctuates based on the LIBOR.  Accordingly, the cost of borrowing on the debt will increase as the LIBOR increases.  As of December 31, 2013, the outstanding balance of the mortgage financing of the MF Properties was $57.1 million.  The weighted average effective interest rate for 2013 on the debt outstanding as of December 31, 2013 was approximately 4.6% per annum.  If the average LIBOR Rate, including fees, had increased or decreased by 100 basis points for the year ended December 31, 2013, the interest expense payments on this variable-rate debt financing would have increased or decreased by approximately $498,000.

The Partnership is managing its interest rate risk on its debt financing by entering into interest rate cap agreements that cap the amount of interest expense it could pay on its floating rate debt financing as follows:

In order to mitigate its exposure to interest rate fluctuations on the variable rate TEBS financing, the Sponsor entered into interest rate cap agreements with Barclays Bank PLC, Bank of New York Mellon and Royal Bank of Canada, each in an initial notional amount of approximately $31.9 million which effectively limits the interest payable by the Company on the TEBS financing facility to a fixed rate of 3.0% per annum on the combined notional amounts of the interest rate cap agreements through August 2017. The interest rate cap plus the Facility Fees payable to Freddie Mac result in a maximum potential cost of borrowing on the TEBS financing facility of 4.9% per annum.
The following table sets forth certain information regarding the Partnership's interest rate cap agreements at December 31, 2013:

		Effective	Maturity	Purchase
Date Purchased	Notional Amount	Capped Rate	Date	Price	Counterparty

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$921,000	Bank of New York Mellon

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$845,600	Barclays Bank PLC

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$928,000	Royal Bank of Canada

August 15, 2013	93,305,000	1.50%	September 1, 2017	793,000	Deutsche Bank AG
These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. Interest rate derivative expense, which is the result of marking the interest rate derivative agreements to fair value, resulted in an increase of approximately $284,000 in interest expense for the year ended December 31, 2013, as compared to an increase of approximately $900,000 in interest expense for the year ended December 31, 2012. These interest rate derivatives are presented on the balance sheet in Other Assets.  The carrying value of these derivatives was approximately $888,000 and $379,000 million as of December 31, 2013 and 2012, respectively.

Credit Risk

The Partnership's primary credit risk is the risk of default on its portfolio of mortgage revenue bonds and taxable property loans collateralized by the multifamily properties. The mortgage revenue bonds are not direct obligations of the governmental authorities that issued the bonds and are not guaranteed by such authorities or any insurer or other party. In addition, the mortgage revenue bonds and the associated taxable property loans are non-recourse obligations of the property owner. As a result, the sole source of principal and interest payments (including both base and contingent interest) on the mortgage revenue bonds and the taxable property loans is the net rental revenues generated by these properties or the net proceeds from the sale of these properties.

If a property is unable to sustain net rental revenues at a level necessary to pay current debt service obligations on the Partnership's mortgage revenue bond or taxable property loan on such property, a default may occur. A property's ability to generate net rental income is subject to a wide variety of factors, including rental and occupancy rates of the property and the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market area in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems, and natural disasters can affect the economic operations of an apartment property.

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

Defaults on its mortgage revenue bonds, taxable property loans, or the public housing authorities loans backing the PHC Certificates may reduce the amount of future cash available for distribution to shareholders. In addition, if a property's net rental income declines, it may affect the market value of the property. If the market value of a property deteriorates, the amount of net proceeds from the ultimate sale or refinancing of the property may be insufficient to repay the entire principal balance of the mortgage revenue bond or taxable property loan secured by the property.  In the event of a default on a mortgage revenue bond or taxable property loan, the Partnership will have the right to foreclose on the mortgage or deed of trust securing the property. If the Partnership takes ownership of the property securing a defaulted mortgage revenue bond, it will be entitled to all net rental revenues generated by the property. If such an event occurs, such amounts may not provide tax-exempt income to the Partnership.

The Partnership's primary method of managing the credit risks associated with its mortgage revenue bonds and taxable property loans is to perform a complete due diligence and underwriting process of the properties securing these mortgage revenue bonds and loans and to carefully monitor the performance of such property on a continuous basis. The Company's primary method of managing the credit risk associated with the PHC Certificates is to monitor the rating report issued at least annually by a rating agency for each of three PHC Certificates.

As the above information incorporates only those material positions or exposures that existed as of December 31, 2013, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks on the Partnership will depend on the exposures that arise during the period, the Partnership's risk mitigating strategies at that time and overall business and economic environment.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of America First Multifamily Investors, L.P.

We have audited the accompanying consolidated balance sheets of America First Multifamily Investors, L.P. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), partners' capital, and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of America First Multifamily Investors, L.P. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 5 6 and 9, the consolidated financial statements include total investments valued at approximately $351,500,000 (66% of total assets) and $210,600,000 (51% of total assets) as of December 31, 2013 and 2012, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values.  At December 31, 2013 and 2012, management's estimates were based on discounted cash flow or yield to maturity analyses performed by management.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2014, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
March 7, 2014
Omaha, Nebraska

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$11,318,015	$30,172,773
Restricted cash (Note 2)	6,845,543	5,471,522
Interest receivable	9,536,515	8,473,360
Mortgage revenue bonds held in trust, at fair value (Notes 5 & 11)	216,371,801	99,534,082
Mortgage revenue bonds, at fair value (Note 5)	68,946,370	45,703,294
Public housing capital fund trusts, at fair value (Note 6)	62,056,379	65,389,298
Mortgage-backed securities, at fair value (Note 7)	37,845,661	32,121,412
Real estate assets: (Note 8)
Land and land improvements	11,081,992	11,202,876
Buildings and improvements	111,195,695	93,615,479
Real estate assets before accumulated depreciation	122,277,687	104,818,355
Accumulated depreciation	(19,128,753)	(19,330,063)
Net real estate assets	103,148,934	85,488,292
Other assets (Note 9)	18,163,814	8,216,295
Assets of discontinued operations (Note 10)	—	32,580,427
Total Assets	$534,233,032	$413,150,755

Liabilities
Accounts payable, accrued expenses and other liabilities	$5,450,694	$5,013,947
Distribution payable	6,446,076	5,566,908
Debt financing (Note 11)	257,274,000	177,948,000
Mortgages payable (Note 12)	57,087,320	39,119,507
Bond purchase commitment - fair market value adjustment (Notes 5 & 17)	4,852,177	—
Liabilities of discontinued operations (Note 10)	—	1,531,462
Total Liabilities	331,110,267	229,179,824

Commitments and Contingencies (Note 17)

Partners' Capital
General partner (Note 2)	16,671	(430,087)
Beneficial Unit Certificate holders	223,573,312	207,383,087
Unallocated deficit of Consolidated VIEs	(20,455,896)	(25,035,808)
Total Partners' Capital	203,134,087	181,917,192
Noncontrolling interest (Note 8)	(11,322)	2,053,739
Total Capital	203,122,765	183,970,931
Total Liabilities and Partners' Capital	$534,233,032	$413,150,755

The accompanying notes are an integral part of the consolidated financial statements.

    AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011
Revenues:
Property revenues	$16,110,740	$12,654,530	$10,976,250
Investment income	22,651,622	11,078,467	9,187,291
Contingent interest income	6,497,160	—	309,990
Other interest income	1,772,338	150,882	485,679
Gain on sale and retirement of bonds	—	680,444	445,257
Other income	250,000	555,328	294,328
Total Revenues	47,281,860	25,119,651	21,698,795
Expenses:
Real estate operating (exclusive of items shown below)	9,574,822	7,877,931	6,758,707
Realized loss on taxable property loan	4,557,741	—	—
Provision for loan loss	168,000	—	4,242,571
Provision for loss on receivables	241,698	452,700	952,700
Depreciation and amortization	6,732,580	4,982,030	3,963,502
Interest	7,235,336	5,530,995	5,441,700
General and administrative	4,237,245	3,512,233	2,764,970
Total expenses	32,747,422	22,355,889	24,124,150
Income (loss) from continuing operations	14,534,438	2,763,762	(2,425,355)
Income from discontinued operations (including gain on sale of MF Properties of $3,177,183 in 2013 and $1,406,608 in 2012)	3,442,404	2,232,276	752,192
Net income (loss)	17,976,842	4,996,038	(1,673,163)
Net income attributable to noncontrolling interest	261,923	549,194	570,759
Net income (loss) - America First Multifamily Investors, L.P.	$17,714,919	$4,446,844	$(2,243,922)

Net income (loss) allocated to:
General Partner	$1,416,296	$691,312	$152,359
Limited Partners - Unitholders	17,414,885	5,278,378	(1,106,742)
Unallocated loss of Consolidated Property VIEs	(1,116,262)	(1,522,846)	(1,289,539)
Noncontrolling interest	261,923	549,194	570,759
	$17,976,842	$4,996,038	$(1,673,163)

Unitholders' interest in net income (loss) per unit (basic and diluted):
Income (loss) from continuing operations	$0.32	$0.09	$(0.06)
Income from discontinued operations	0.08	0.05	0.02
Net income (loss), basic and diluted, per unit	$0.40	$0.14	$(0.04)

Weighted average number of units outstanding, basic and diluted	43,453,476	37,367,600	30,122,928

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2013	2012	2011
Net income (loss)	$17,976,842	$4,996,038	$(1,673,163)
Unrealized gain (loss) on securities	(27,062,400)	7,065,487	10,514,370
Unrealized loss on bond purchase commitment	(4,852,177)	—	—
Comprehensive (loss) income - America First Multifamily Investors, L.P.	$(13,937,735)	$12,061,525	$8,841,207

Comprehensive income (loss) allocated to:
General Partner	$1,097,150	$761,967	$257,503
Limited Partners - Unitholders	(14,180,546)	12,273,210	9,302,484
Unallocated loss of Consolidated Property VIEs	(1,116,262)	(1,522,846)	(1,289,539)
Noncontrolling interest	261,923	549,194	570,759
Comprehensive (loss) income - America First Multifamily Investors, L.P.	$(13,937,735)	$12,061,525	$8,841,207

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

	General Partner		Beneficial Unit Certificate Holders	Unallocated Deficit of Variable Interest Entities	Non-controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)

		# of Units
Balance at January 1, 2011	$(280,629)	30,122,928	$161,389,189	$(32,945,669)	$(141,326)	$128,021,565	$(9,692,233)
Deconsolidation of VIE	(7,262)		(718,981)	10,722,246	—	9,996,003	(726,243)
Limited partners interest in Ohio Properties	—		—	—	115,352	115,352	—
Distributions paid or accrued:
Regular distribution	(154,969)		(14,555,517)	—	—	(14,710,486)	—
Distribution of Tier 2 earnings (Note 3)	(168,649)		(505,947)	—	—	(674,596)	—
Net income (loss)	152,359		(1,106,742)	(1,289,539)	570,759	(1,673,163)	—
Unrealized gain on securities	105,144		10,409,226	—	—	10,514,370	10,514,370
Balance at December 31, 2011	(354,006)	30,122,928	154,911,228	(23,512,962)	544785	131,589,045	95,894
Sale of Beneficial Unit Certificates	—	12,650,000	60,003,863	—	—	60,003,863	—
Noncontrolling interest contribution	—		—	—	959,760	959,760	—
Distributions paid or accrued:
Regular distribution	(180,115)		(17,831,417)	—	—	(18,011,532)	—
Distribution of Tier 2 earnings (Note 3)	(657,933)		(1,973,797)	—	—	(2,631,730)	—
Net income (loss)	691,312		5,278,378	(1,522,846)	549,194	4,996,038	—
Unrealized gain on securities	70,655		6,994,832	—	—	7,065,487	7,065,487
Balance at December 31, 2012	(430,087)	42,772,928	207,383,087	(25,035,808)	2,053,739	183,970,931	7,161,381
Sale of Beneficial Unit Certificates		8,280,000	48,213,603	—	—	48,213,603
Deconsolidation of Ohio Properties (Note 10)	14,064		1,392,303	—	(1,012,966)	393,401	1,406,367
Deconsolidation of Greens Property (Note 10)	—		—	—	(1,314,018)	(1,314,018)	—
Deconsolidation of VIEs (Note 4)	(2,104)		(208,267)	5,696,174	—	5,485,803	(210,370)
Sale of mortgage revenue bond	(6,518)		(645,331)	—	—	(651,849)	(651,849)
Bond foreclosure (Note 5)	40,807		4,039,927	—	—	4,080,734	4,080,734
Distributions paid or accrued	(696,641)		(22,421,464)	—	—	(23,118,105)	—
Net income (loss)	1,416,296		17,414,885	(1,116,262)	261,923	17,976,842	—
Unrealized loss on available for sale investments	(270,624)		(26,791,776)	—	—	(27,062,400)	(27,062,400)
Unrealized loss on bond purchase commitment	(48,522)		(4,803,655)	—	—	(4,852,177)	(4,852,177)
Balance at December 31, 2013	$16,671	51,052,928	$223,573,312	$(20,455,896)	$(11,322)	$203,122,765	$(20,128,314)

 The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$17,976,842	$4,996,038	$(1,673,163)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	6,742,439	6,386,788	5,691,639
Provision for loss from receivables	241,698	452,700	952,700
Provision for loan loss	168,000	—	4,242,571
Non-cash loss on derivatives	283,610	944,541	2,083,521
Bond premium/discount amortization	(332,003)	(399,824)	(481,225)
Gain on the sale of bonds	—	(680,444)	—
Gain on the sale of discontinued operations	(3,177,183)	(1,406,608)	—
Contingent interest realized	(6,497,160)	—	(309,990)
Realized loss on taxable property loan	4,557,741	—	—
Gain on bond retirement and asset sold	—	—	(463,461)
Gain on foreclosure	—	—	(104,988)
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(2,796,308)	(2,442,220)	(1,265,870)
(Increase) decrease in other assets	(1,925,354)	(154,461)	1,137,626
(Decrease) increase in accounts payable and accrued expenses	(1,009,598)	(214,420)	419,940
Net cash provided by operating activities	14,232,724	7,482,090	10,229,300
Cash flows from investing activities:
Capital expenditures	(13,007,148)	(8,029,349)	(14,081,507)
Acquisition of mortgage revenue bonds	(148,624,000)	(28,561,857)	(20,917,500)
Proceeds from sale of discontinued operations	22,610,000	10,825,000	—
Investment in bonds due to the sale recognition of discontinued operations	(27,778,000)	—	—
Cash received from taxable property loans receivable - Ohio Properties	4,064,089	—	—
Principal payments received on taxable loans	—	160,000	4,528,137
Change in restricted cash - Ohio sale	—	—	2,684,876
Change in restricted cash - Greens sale	2,546,363	(2,459,187)	—
Proceeds from the sale/redemption of mortgage revenue bonds and mortgage-backed securities	21,935,343	31,872,522	11,067,524
Acquisition of mortgage-backed securities	(12,629,888)	(37,573,386)	—
Acquisition of taxable mortgage bonds	(2,918,000)	—	—
Decrease (increase) in restricted cash	94,423	(70,320)	(281,275)
Restricted cash - debt collateral (paid) released	(3,992,848)	7,247,341	6,677,529
Cash released upon foreclosure	—	—	2,235,335
Acquisition of partnerships, net of cash acquired	—	(5,500,000)	(24,779,613)
Acquisition of public housing capital fund trust certificates	—	(65,985,913)	—
Increase in taxable property loans	(1,603,083)	(191,264)	—
Purchase of rate derivative	(793,000)	—	—
Land purchased - held for sale	(1,090,000)	—	—
Principal payments received on mortgage revenue bonds	2,764,286	970,298	1,023,709
Proceeds from assets sold	—	—	36,500
Transfer of cash to deconsolidated VIE upon deconsolidation	—	—	(5,135)
Net cash used by investing activities	(158,421,463)	(97,296,115)	(31,811,420)

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the years ended,
	2013	2012	2011
Cash flows from financing activities:
Distributions paid	(22,238,937)	(18,987,693)	(15,277,141)
Net proceeds from the sale of beneficial unit certificates	48,213,603	60,003,863	—
Proceeds from debt financing	81,490,000	74,110,000	58,599,571
Principal borrowings on mortgages payable	20,697,452	3,769,014	—
Principal borrowing on line of credit	16,065,900	—	—
Principal payments on line of credit	(16,065,900)	—	—
Principal payments on debt financing	(2,164,000)	(8,835,000)	(14,675,584)
Principal payments on mortgages payable	(372,856)	(10,893,390)	(186,085)
(Decrease) increase in liabilities related to restricted cash	(94,423)	70,320	281,275
Debt financing costs	(355,585)	(264,763)	(338,903)
Sale of LP Interests	—	959,761	115,352
Net cash provided by financing activities	125,175,254	99,932,112	28,518,485
Net (decrease) increase in cash and cash equivalents	(19,013,485)	10,118,087	6,936,365
Cash and cash equivalents at beginning of period, including cash and cash equivalents of discontinued operations of $158,727, $126,572, and $65,527, respectively	30,331,500	20,213,413	13,277,048
Cash and cash equivalents at end of period, including cash and cash equivalents of discontinued operations of $0, $158,727 and $126,572, respectively	$11,318,015	$30,331,500	$20,213,413

Supplemental cash flow information:
Cash paid during the period for interest	$6,621,251	$4,437,961	$3,580,562
Distributions declared but not paid	$6,446,077	$5,566,908	$3,911,340
Supplemental disclosure of non cash activities:
Capital expenditures financed through accounts and notes payable	$1,758,297	$2,584,417	$8,949,253
Restricted cash released to pay down mortgages payable	$2,356,640	$—	$—
Foreclosure of Woodland Park bond	$15,662,000	$—	$—
Deconsolidation of the discontinued operations - noncontrolling interest	$2,326,984	$—	$—
Recognition of taxable property loans receivable - discontinued operations	$2,086,236	$—	$—
Cash received for the sale of the MF Properties eliminated in consolidation (Notes 3, 5 and 8)	$—	$7,265,000	$—
Cash paid for purchase of mortgage revenue bond eliminated in consolidation (Notes 3, 5 and 8)	$—	$(9,465,000)	$—
Cash paid for taxable property loan eliminated in consolidation (Notes 3, 5 and 8)	$—	$(850,000)	$—
 The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

1.  Organization

America First Multifamily Investors, L.P. (the “Partnership”) was formed on April 2, 1998, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. The Partnership expects and believes the interest earned on these bonds is excludable from gross income for federal income tax purposes.  As a result, most of the income earned by the Partnership is exempt from federal income taxes.  Our general partner is America First Capital Associates Limited Partnership Two (“AFCA 2” or “General Partner”).  The Partnership will terminate on December 31, 2050, unless terminated earlier under provisions of its Agreement of Limited Partnership.

2.  Summary of Significant Accounting Policies

Principles of Consolidation
The “Company” refers to the Partnership and the consolidated VIEs (defined below). The consolidated financial statements of the Company reported in this Form 10-K include the financial position and results of operations of the Partnership, the MF Properties owned by various limited partnerships in which one of the Partnership's wholly-owned subsidiaries (each a “Holding Company”) holds a 99% limited partner interest, two entities in which the Partnership does not hold an ownership interest but which own multifamily apartment properties financed with mortgage revenue bonds held by the Partnership and which are treated as variable interest entities ("VIEs") of which the Partnership has been determined to be the primary beneficiary (the “Consolidated VIEs”). The Consolidated Subsidiaries of the Partnership consist of:

•
ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to hold mortgage revenue bonds in order to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing with Freddie Mac (Note 10).

•	Nine multifamily apartments ("MF Properties") which are either wholly or majority owned by subsidiaries of the Partnership.

Under the consolidation guidance, the Partnership must make an evaluation of the entities which own the multifamily properties financed with mortgage revenue bonds it holds to determine if these entities meet the definition of a VIE. Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.

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

The General Partner does not believe that the consolidation of the VIEs for reporting under generally accepted accounting principles in the United States of America (“GAAP”) impacts the Partnership's tax status, amounts reported to Beneficial Unit Certificate (“BUC”) holders on IRS Form K-1, the Partnership's ability to distribute income to unitholders which it believes to be tax-exempt, the current level of quarterly distributions or the tax-exempt status of the underlying mortgage revenue bonds.

Acquisition Accounting
Pursuant to the guidance on acquisition accounting, the Company allocates the total acquisition cost of a property acquired to the land, building, and leases in existence as of the date of acquisition based on their relative fair values.  The building is valued as if vacant. The estimated valuation of in-place leases is calculated by applying a risk-adjusted discount rate to the projected cash flow deficit at each property during an assumed lease-up period for these properties. This allocated cost is amortized over the average remaining term of the leases and is included in the statement of operations under depreciation and amortization expense.

Cash and Cash Equivalents
Cash and cash equivalents include highly liquid securities and investments in federally tax-exempt securities with maturities of three months or less when purchased.

Concentration of Credit Risk
The Company maintains the majority of its unrestricted cash balances at two financial institutions.  The balances insured by the Federal Deposit Insurance Corporation is equal to $250,000 at each institution.  At various times the cash balances exceeded the $250,000 limit.  The Company is also exposed to risk on its short-term investments in the event of non-performance by counterparties.  The Company does not anticipate any non-performance.  This risk is minimized significantly by the Company's portfolio being restricted to investment grade securities.

Restricted Cash
Restricted cash, which is legally restricted to use, is comprised of resident security deposits, required maintenance reserves, escrowed funds, restricted compensating balances, and property rehabilitation.  At December 31, 2013, certain of our credit facilities require restricted cash balances as additional collateral. Specifically, the mortgage revenue bond securitization ("TEBS") financing facility, discussed below, required approximately $727,000, the three tender option bonds ("TOB") trusts ("TOB Trusts") secured by the Public Housing Capital Fund Trust Certificates ("PHC Certificates") financing facilities (“PHC TOB Trusts”) required approximately $400,000, and the TOB Trusts secured by mortgage backed securities ("MBS") financing facilities ("MBS TOB Trusts") required approximately $4.1 million held in restricted cash. There were two of the mortgage payables which required approximately $2.9 million held as restricted cash in 2012 which was released in 2013.

Investment in Mortgage Revenue Bonds and Other Mortgage Revenue Bonds
The Company accounts for its investments in mortgage revenue bonds and other mortgage revenue bonds under the guidance for accounting for certain investments in debt and equity securities. The guidance requires investments in securities to be classified as one of the following: 1) held-to-maturity, 2) available-for-sale, or 3) trading securities. All of the Company's investments in mortgage revenue bonds and other mortgage revenue bonds are classified as available-for-sale, and are reported at estimated fair value with the net unrealized gains or losses reflected in other comprehensive income. Unrealized gains and losses do not affect the cash flow of the bonds, distributions to unitholders, or the characterization of the interest income of the financial obligation of the underlying collateral.

There is no active trading market for the bonds and price quotes for the bonds are not available.  As a result, the Company bases its estimate of fair value of the mortgage revenue bonds using discounted cash flow or yield to maturity analyses performed by management. This calculation methodology encompasses a significant amount of management judgment in its application.  If available, management may also consider price quotes on similar bonds or other information from external sources, such as pricing services or broker quotes.  Pricing services, broker quotes and management's analyses provide indicative pricing only.

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

While the Company evaluates all available information, it focuses specifically on whether it has the intent to sell the securities prior to the time that their value recovers or until maturity, whether it is likely that the Company will be required to sell the securities before a recovery in value and whether the Company expects to recover the securities' entire amortized cost basis.  The ability to recover the securities' entire amortized cost basis is based on the likelihood of the issuer being able to make required principal and interest payments on the security.  The primary source of repayment of the amortized cost is the cash flows produced by the property which serve as the collateral for the bonds.  The Company utilizes a discounted cash flow model for the underlying property that serves as collateral on the bond and compares the results of the model to the amortized cost basis of the bond.  These models reflect the cash flows expected to be generated by the underlying properties over a ten year period, including an assumed property sale at the end of year ten, discounted using the effective interest rate on the bonds in accordance with the accounting guidance on other-than-temporary impairment of debt securities.  The inputs to these models require management to make assumptions, the most significant of which include:

•
Revenue and expense projections for the property operations, which result in the estimated net operating income generated over the ten year holding period assumed in the model.  Base year (model year one) assumptions are based on historical financial results and operating budget information.  Base year assumptions are then adjusted for expected changes in occupancy, rental rates and expenses, and

•
The capitalization rate utilized to estimate the sales proceeds from an assumed property sale in year ten of the model.  The capitalization rate used in the current year models ranged between 6.25% and 7.25% which the Company believes represents a reasonable range given the current market for multifamily properties.

The revenue, expense and resulting net operating income projections which are the basis for the discounted cash flow model are based on judgment.  Operating results from a multifamily residential property depend on the rental and occupancy rates of the property and the level of operating expenses.  Occupancy rates and rents are directly affected by the supply of and demand for apartments in the market areas in which a property is located.  This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans.  In addition, factors such as government regulation, inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

If the discounted cash flows from a property are less than the amortized cost of the bond, the Company believes that there is a strong indication that the cash flows from the property will not support the payment of the required principal and interest on the bond and, accordingly, the bonds are considered other-than-temporarily impaired.  If an other-than-temporary impairment exists, the amortized cost basis of the mortgage revenue bond is written down to its estimated fair value.  The amount of the write-down representing a credit loss is accounted for as a realized loss on the statement of operations.  The amount of the write-down representing a non-credit loss is recorded to other comprehensive income. The difference between the amortized cost basis and the discounted cash flows using the effective interest rate represents the credit loss. Any residual decline in value would be considered the interest related loss or non-credit loss. The recognition of an other-than-temporary impairment and the potential impairment analysis are subject to a considerable degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the financial statements. If the Company experiences deterioration in the values of its investment portfolio, the Company may incur impairments to its investment portfolio which could negatively impact the Company's financial condition, cash flows, and reported earnings.

The Company owns some mortgage revenue bonds which were purchased at a discount or premium. The discount or premium on an investment is amortized on an effective yield method and the result is realized in investment income in the current period.

The Company eliminates the mortgage revenue bonds and the associated interest income and interest receivable when it consolidates the underlying real estate collateral in accordance with implementation of the consolidation guidance for variable interest entities.

Variable Interest Entities (“VIEs”)
When the Partnership invests in a mortgage revenue bond which is collateralized by a multifamily property, the Partnership will evaluate the entity which owns the property financed by the mortgage revenue bond to determine if it is a VIE as defined by the guidance on consolidations. The guidance on consolidations is a complex standard that requires significant analysis and judgment. If it is determined that the entity is a VIE, the Partnership will then evaluate if it is the primary beneficiary of such VIE, by determining whether the Partnership will absorb the majority of the VIE's expected losses, receive a majority of the VIE's residual returns, or both. If the Partnership determines itself to be the primary beneficiary of the VIE, then the assets, liabilities and financial results of the related multifamily property will be consolidated in the Partnership's financial statements. As a result of such consolidation, the debt financing provided by the Partnership to such consolidated VIE will be eliminated as part of the consolidation process. However, the Partnership will continue to receive interest and principal payments on such debt and these payments will retain their characterization as either mortgage revenue bond or taxable interest for income tax reporting purposes. Since the Partnership has no legal ownership of the VIEs, creditors of the VIEs have no recourse to the Partnership.

Effective December 1, 2013, the ownership of Lake Forest became a not-for-profit entity, a reconsideration event. As a result of the change in ownership, Lake Forest ceased to be reported as a Consolidated VIE.

Investment in Public Housing Capital Fund Trusts Certificates and Mortgage-Backed Securities
The Company accounts for its investments in PHC Certificates and MBS under the guidance for accounting for certain investments in debt and equity securities. The guidance requires investments in securities to be classified as one of the following: 1) held-to-maturity, 2) available-for-sale, or 3) trading securities. All of the Company's PHC Certificates and MBS investments are classified as available-for-sale, and are reported at estimated fair value with the net unrealized gains or losses reflected in other comprehensive income. Unrealized gains and losses do not affect the cash flow of the bonds, distributions to unitholders, or the characterization of the interest income of the financial obligation of the underlying collateral.
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
The Company periodically reviews each class of PHC Certificates for impairment. The Company evaluates whether a decline in the fair value of a PHC Certificate below its amortized cost is other-than temporary based on a number of factors including:

•	The duration and severity of the decline in fair value,

•	The Company's intent to hold and the likelihood of it being required to sell the security before its value recovers,

•	Downgrade in the security's rating by S&P,

•	Volatility of the fair value of the security.

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

Taxable Property Loans
In addition to the mortgage revenue bonds held by the Company, taxable property loans have been made to the owners of some of the properties which secure the bonds.  The repayment of these taxable property loans is dependent largely on the value of the property or its cash flows which collateralize the loans.  The Company periodically evaluates these loans for potential losses by estimating the fair value of the property which collateralize the loans and comparing the fair value to the outstanding mortgage revenue bonds plus any taxable property loans.  The Company utilizes the discounted cash flow model discussed above except that in estimating a property fair value we evaluate a number of different discounted cash flow ("DCF") models that contain varying assumptions.  The various models may assume multiple revenue and expense scenarios, various capitalization rates, and multiple discount rates.  The Company may also consider other information such as independent appraisals in estimating a property fair value.

If the estimated fair value of the property after deducting the amortized cost basis of the senior mortgage revenue bond exceeds the principal balance of the taxable property loan then no potential loss is indicated and no allowance for loan loss is recorded.  If a potential loss is indicated, an allowance for loan loss is recorded against the outstanding loan amount and a loss is realized.  The determination of the need for an allowance for loan loss is subject to considerable judgment. For the years ended December 31, 2013 and 2011, the Company recognized a provision for loan losses of approximately $168,000 and $4.2 million, respectively. For the year ended December 31, 2012, the Company did not recognize any provision for loan losses.

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

In addition to evaluating the TEBS financing as a sale or transfer of financial assets, we have evaluated the securitization trust associated with the TEBS financing facility (the “TEBS Trust”) under the provisions of consolidation guidance. As part of the TEBS Financing, certain bond assets of the Partnership were securitized into the TEBS Trust with Freddie Mac. The TEBS Trust then issued Class A and B TEBS Certificates. Other Company investments are securitized into TOB Trusts with Deutsche Bank AG (“DB”). The TOB trustee then issued senior floating-rate participating interests ("SPEARS") and LIFERS. The Partnership has determined that the TEBS Trust is a VIE and the Class B Certificates owned by the Partnership create a variable interest in the TEBS Trust. It was also determined that the TOB Trusts are VIEs and the LIFERS owned by the Company create a variable interest entity in the TOB Trusts.

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

It was determined that the Partnership met both of the primary beneficiary criteria and was the most closely associated with the VIE and, therefore, was determined to be the primary beneficiary under these financing arrangements. Given these accounting determinations, the TEBS financing facility and the associated TEBS Trust are presented as a secured financing within the consolidated financial statements. The TOB Financings and associated TOB trusts are also presented as a secured financing within the consolidated financial statements.

Bond Purchase Commitments
The bond purchase commitments held by the Company have no cost. However, they are required to be measured and recorded at fair value, which is estimated under the same methodology as the Company's mortgage revenue bonds in the Company's financial statements (Notes 5 and 17).

Deferred Financing Costs
Debt financing costs are capitalized and amortized on the effective interest method over the stated maturity of the related debt financing agreement. Bond issuance costs are capitalized and amortized on the effective interest method over the stated maturity of the related mortgage revenue bonds.  As of December 31, 2013 and 2012, debt financing costs and bond issuance costs of $5.3 million and $4.6 million, respectively, were included in other assets. These costs are reduced on the balance sheet by the accumulated amortization of approximately $2.8 million and $1.8 million as of December 31, 2013 and 2012, respectively.

Income Taxes
No provision has been made for income taxes because the unitholders are required to report their share of the Partnership's taxable income for federal and state income tax purposes.  Certain of the Consolidated VIEs and wholly-owned subsidiaries of the Partnership are corporations that are subject to federal and state income taxes.  At December 31, 2013 and 2012, the Company evaluated whether it was more likely than not that any deferred tax assets would be realized.  The Company has recorded a full valuation allowance of approximately $7.4 million and $10.0 million at December 31, 2013 and 2012, respectively, against the deferred tax assets created at these entities by timing differences because the realization of these future benefits is not more likely than not.

Revenue Recognition on Investments in Mortgage Revenue Bonds
The interest income received by the Partnership from its mortgage revenue bonds is dependent upon the net cash flow of the underlying properties. Base interest income on fully performing mortgage revenue bonds is recognized as it is earned. Base interest income on mortgage revenue bonds not fully performing is recognized as it is received. Past due base interest on mortgage revenue bonds, which are or were previously not fully performing, is recognized as it is received. The Partnership reinstates the accrual of base interest once the mortgage revenue bond's ability to perform is adequately demonstrated. Contingent interest income, which is only received by the Partnership if the property financed by a mortgage revenue bond that contains a contingent interest provision generates excess available cash flow as set forth in each bond, is recognized when realized or realizable. Past due contingent interest on mortgage revenue bonds, which are or were previously not fully performing, is recognized when realized or realizable. As of December 31, 2013 and 2012, the Company's mortgage revenue bonds were fully performing as to their base interest with the exception of the Woodland Park bond in 2012.

An evaluation was performed during fiscal 2011 which determined that the interest receivable accrued on the Woodland Park bond was impaired and an approximate $953,000 allowance for loss on receivables was recorded. The Partnership received two interest payments during 2012 and recorded an additional allowance of approximately $453,000 against the remaining interest receivable in 2012. The Partnership recorded an approximate additional $242,000 against the interest receivable before the mortgage revenue bond foreclosure was completed in May 2013 and title to the Woodland Park property was conveyed to a wholly-owned subsidiary of the Partnership (Note 8).

Revenue Recognition on Investments in Real Estate, MBS, and PHC Certificates
The Partnership's Consolidated VIEs and the MF Properties (Note 8) are lessors of multifamily rental units under leases with terms of one year or less. Rental revenue is recognized, net of rental concessions, on a straight-line method over the related lease term.

Interest income on the MBS and PHC Certificates is recognized as it is earned (Notes 6 and 7).

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

Net Income per BUC
Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each year presented. The Partnership has no dilutive equity securities and, therefore, basic net income per BUC is the same as diluted net income per BUC.  The following table provides a reconciliation of net income per BUC holder:

	Years Ended December 31,
	2013	2012	2011
Calculation of unitholders' interest in income (loss) from continuing operations:
Income (loss) from continuing operations	$14,534,438	$2,763,762	$(2,425,355)
Less: general partners' interest in income	1,381,872	331,403	144,837
Unallocated loss related to variable interest entities	(1,116,262)	(1,522,846)	(1,289,539)
Noncontrolling interest	261,923	549,194	570,759
Unitholders' interest in income (loss) from continuing operations	$14,006,905	$3,406,011	$(1,851,412)
Calculation of Unitholders' interest in income from discontinued operations:
Income from discontinued operations	$3,442,404	$2,232,276	$752,192
Less: general partner's interest in income	34,424	359,909	7,522
Unallocated income related to variable interest entities	—	—	—
Unitholders' interest in discontinued operations	$3,407,980	$1,872,367	$744,670
Calculation of unitholders' interest in net income (loss)
Net income (loss)	$17,976,842	$4,996,038	$(1,673,163)
Less: general partners' interest in net income	1,416,296	691,312	152,359
Unallocated (loss) related to variable interest entities	(1,116,262)	(1,522,846)	(1,289,539)
Noncontrolling interest	261,923	549,194	570,759
Unitholders' interest in net income (loss)	$17,414,885	$5,278,378	$(1,106,742)

Weighted average number of units outstanding (basic and diluted)	43,453,476	37,367,600	30,122,928
Unitholders' interest in net income per BUC (basic and diluted):
Income (loss) from continuing operations	$0.32	$0.09	$(0.06)
Income from discontinued operations	0.08	0.05	0.02
Net income (loss)	$0.40	$0.14	$(0.04)

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

Cash distributions are currently made on a quarterly basis but may be made on a monthly or semiannual basis at the election of AFCA 2.  On each distribution date, Net Interest Income is distributed 99% to the unitholders and 1% to AFCA 2 and Net Residual Proceeds are distributed 100% to unitholders except that Net Interest Income and Net Residual Proceeds representing contingent interest in an amount equal to 0.9% per annum of the principal amount of the mortgage revenue bonds on a cumulative basis (defined as Net Interest Income (Tier 2) and Net Residual Proceeds (Tier 2), respectively) are distributed 75% to the unitholders and 25% to AFCA 2.

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

The distributions paid or accrued per BUC during the fiscal years ended December 31, 2013, 2012, and 2011 were as follows:

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Cash Distributions	0.5000	0.5000	0.5000

4.  Variable Interest Entities

Although each multifamily property financed with mortgage revenue bonds held by the Partnership is owned by a separate entity in which the Partnership has no equity ownership interest, the debt financing provided by the Partnership creates a variable interest in these ownership entities that may require the Partnership to report the assets, liabilities and results of operations of these entities on a consolidated basis under GAAP. Under consolidation guidance, the Partnership must make an evaluation of these entities to determine if they meet the definition of a VIE.

At December 31, 2013, the Partnership determined that four of the entities financed by mortgage revenue bonds owned by the Partnership were held by VIEs.  These VIEs were Ashley Square, Bent Tree, Cross Creek, and Fairmont Oaks. The Partnership then determined that it is the primary beneficiary of two of these VIEs; Bent Tree and Fairmont Oaks and has continued to consolidate these entities. Effective December 1, 2013, the ownership of Lake Forest became a not-for-profit entity and Lake Forest ceased to be reported as a Consolidated VIE.

At December 31, 2012, the Partnership determined that five of the entities financed by mortgage revenue bonds owned by the Partnership were held by VIEs.  These VIEs were Ashley Square, Bent Tree, Cross Creek, Fairmont Oaks and Lake Forest. The Partnership then determined that it is the primary beneficiary of three of these VIEs; Bent Tree, Fairmont Oaks, and Lake Forest and has continued to consolidate these entities during 2012.  At December 31, 2012, the Partnership also determined that the Exchange Accommodation Titleholder ("EAT (Maples on 97th)") was also a VIE based on the Qualified Exchange Accommodation Agreement and Master Lease Agreement between the Partnership and EAT (Maples on 97th). In February 2013, title to the Maples on 97th property transferred to the Partnership from the EAT (Maples on 97th) and the property is reported as an MF Property as of December 31, 2013.

The Partnership does not hold an equity interest in the four VIEs and therefore, the assets of the VIEs cannot be used to settle the general commitments of the Partnership and the Partnership is not responsible for the commitments and liabilities of the VIEs.  The primary risks to the Partnership associated with the four VIEs financed by mortgage revenue bonds owned by the Partnership relate to the entities ability to meet debt service obligations to the Partnership and the valuation of the underlying multifamily apartment property which serves as bond collateral.

The following is a discussion of the significant judgments and assumptions made by the Partnership in determining the primary beneficiary of the VIE and, therefore, whether the Partnership must consolidate the VIE.

Consolidated VIEs

At December 31, 2013, the Partnership determined it is the primary beneficiary of the Bent Tree and Fairmont Oaks VIEs. The capital structure of Bent Tree and Fairmont Oaks VIEs consists of senior debt, subordinated debt, and equity capital. The senior debt is in the form of a mortgage revenue bond and accounts for the majority of the VIEs' total capital. As the bondholder, the Partnership is entitled to principal and interest payments and has certain protective rights as established by the bond documents. The equity ownership in these entities is ultimately held by corporations which are owned by four individuals, three of which are related parties. Additionally, each of these properties is managed by an affiliate of the Partnership, America First Properties Management Company, LLC (“Properties Management”) which is an affiliate of the Burlington Capital Group, LLC ("Burlington").

The Partnership lent the EAT (Maples on 97th) the necessary funds to purchase the Maples on 97th property and executed a Master Lease Agreement and Construction Management Agreement. These two agreements gave the Partnership the rights and obligations to manage the replacement property as well as the rehabilitation during the six month hold period. The Partnership determined that it was the primary beneficiary of the EAT (Maples on 97th). Based on the terms of the Master Lease Agreement, the Partnership reported the rental income and related real estate operating expenses for the Maples on 97th property during the six month holding period (August 2012 to January 2013) as an MF Property since it has all the rights and obligations of landlord for the property. In February 2013, title to the Maples on 97th property transferred to the Partnership from the EAT (Maples on 97th).

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

Ashley Square - Ashley Square Housing Cooperative acquired the ownership of the Ashley Square apartments in December 2008 from Ashley Square LLC through a warranty deed of transfer and an assumption of debt. This transfer of ownership constitutes a reconsideration event as outlined in consolidation guidance which triggers a re-evaluation of the holders of variable interests to determine the primary beneficiary of the VIE. The capital structure of the VIE consists of senior debt, subordinated loans. and equity capital. The senior debt is in the form of mortgage revenue bonds that are 100% owned by the Partnership and account for the majority of the VIE's total capital. As the bondholder, the Partnership is entitled to principal and interest payments and has certain protective rights as established by the bond documents. The VIE is organized as a housing cooperative and the 99% equity owner of this VIE is The Foundation for Affordable Housing (“FAH”), an unaffiliated Nebraska non-profit organization. Additionally, this property is managed by Properties Management.

Cross Creek - Cross Creek Apartments Holdings LLC is the owner of the Cross Creek Apartments. On January 1, 2010, Cross Creek Apartment Holdings LLC entered into a new operating agreement and admitted three new members. These new members committed approximately $2.2 million of capital, payable in three installments including $563,000 on January 1, 2010. The new operating agreement and admission of new owner members constitutes a reconsideration event as outlined in the consolidation guidance which triggers a re-evaluation of the holders of variable interests to determine the primary beneficiary of the VIE. The capital structure of the VIE consists of senior debt, subordinated loans and equity capital at risk. The senior debt is in the form of mortgage revenue bonds that are 100% owned by the Partnership and account for the majority of the VIE's total capital. As the bondholder, the Partnership is entitled to principal and interest payments and has certain protective rights as established by the bond documents. The three newly admitted members of this VIE are each unaffiliated with the Partnership and have contributed significant equity capital to the VIE. These members collectively control a 99% interest in the VIE. The other 1% member of this VIE is FAH, which is also unaffiliated with the Partnership. Additionally, this property is managed by Properties Management.

The following table presents information regarding the carrying value and classification of the assets held by the Partnership as of December 31, 2013 and 2012, which constitute a variable interest in Ashley Square and Cross Creek.

December 31, 2013
	Balance Sheet	Carrying	Maximum Exposure
	Classification	Value	to Loss
Ashley Square Apartments
Mortgage Revenue Bond	Bond Investment	$5,212,000	$5,212,000
Property Loan	Other Asset	1,482,000	7,131,757
		$6,694,000	$12,244,123

Cross Creek Apartments
Mortgage Revenue Bond	Bond Investment	$7,522,563	$6,042,297
Property Loans	Other Asset	3,448,615	3,448,615
		$10,971,178	$9,490,912

December 31, 2012
	Balance Sheet	Carrying	Maximum Exposure
	Classification	Value	to Loss
Ashley Square Apartments
Mortgage Revenue Bond	Bond Investment	5,506,981	5,260,000
Property Loan	Other Asset	1,298,000	6,575,664
		$6,804,981	$11,835,664

Cross Creek Apartments
Mortgage Revenue Bond	Bond Investment	7,999,335	6,004,424
Property Loans	Other Asset	3,383,615	3,383,615
		$11,382,950	$9,388,039

The following tables provide information about the two VIEs at December 31, 2013 and the three VIEs at December 31, 2012 in the Partnership's financial statements under the provisions of the guidance on consolidations. These schedules also include information on the mortgage revenue bonds owned by the Partnership which are eliminated in consolidation, as of December 31, 2013 and 2012, respectively. In addition to the mortgage revenue bonds detailed below, the Partnership has made taxable property loans to these consolidated VIEs of $7.1 million and $10.6 million as of December 31, 2013 and 2012, respectively.

VIEs - December 31, 2013
			Base	Principal	Income
		Maturity	Interest	Outstanding at	Earned in
Property Name	Location	Date	Rate	December 31, 2013	2013
Bent Tree Apartments (1)	Columbia, SC	12/15/2030	6.25%	$7,542,000	$473,438
Fairmont Oaks Apartments (1)	Gainsville, FL	4/1/2033	6.30%	7,355,000	465,791
Total Mortgage Revenue Bonds				$14,897,000	$939,229
(1) Bonds held by ATAX TEBS I, LLC
VIEs - December 31, 2012
			Base	Principal	Income
		Maturity	Interest	Outstanding at	Earned in
Property Name	Location	Date	Rate	December 31, 2012	2012
Bent Tree Apartments (1)	Columbia, SC	12/15/2030	6.25%	$7,614,000	$477,938
Fairmont Oaks Apartments (1)	Gainesville, FL	4/1/2033	6.30%	$7,439,000	$471,067
Lake Forest Apartments (1)	Daytona Beach, FL	12/1/2031	6.25%	$9,105,000	$571,813
Total Mortgage Revenue Bonds				$24,158,000	$1,520,818
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

Consolidating Balance Sheets as of December 31, 2013 and 2012:

	Partnership as of December 31, 2013	Consolidated VIEs as of December 31, 2013	Consolidation -Elimination as of December 31, 2013	Total as of December 31, 2013
Assets
Cash and cash equivalents	$11,292,039	$25,976	$—	$11,318,015
Restricted cash	6,344,666	500,877	—	6,845,543
Interest receivable	14,357,065	—	(4,820,550)	9,536,515
Mortgage revenue bonds held in trust	230,885,864	—	(14,514,063)	216,371,801
Mortgage revenue bonds	68,946,370	—	—	68,946,370
Public housing capital fund trusts	62,056,379	—	—	62,056,379
Mortgage-backed securities	37,845,661	—	—	37,845,661
Real estate assets:
Land and land improvements	9,245,592	1,836,400	—	11,081,992
Buildings and improvements	90,253,256	20,942,439	—	111,195,695
Real estate assets before accumulated depreciation	99,498,848	22,778,839	—	122,277,687
Accumulated depreciation	(9,386,811)	(9,741,942)	—	(19,128,753)
Net real estate assets	90,112,037	13,036,897	—	103,148,934
Other assets	24,413,077	456,087	(6,705,350)	18,163,814
Total Assets	$546,253,158	$14,019,837	$(26,039,963)	$534,233,032

Liabilities
Accounts payable, accrued expenses and other liabilities	$4,963,653	$20,634,613	$(20,147,572)	$5,450,694
Distribution payable	6,446,076	—	—	6,446,076
Debt financing	257,274,000	—	—	257,274,000
Mortgage payable	57,087,320	14,897,000	(14,897,000)	57,087,320
Bond purchase commitment at fair value	4,852,177	—	—	4,852,177
Total Liabilities	330,623,226	35,531,613	(35,044,572)	331,110,267
Partners' Capital
General Partner	16,671	—	—	16,671
Beneficial Unit Certificate holders	215,624,583	—	7,948,729	223,573,312
Unallocated loss of Consolidated VIEs	—	(21,511,776)	1,055,880	(20,455,896)
Total Partners' Capital	215,641,254	(21,511,776)	9,004,609	203,134,087
Noncontrolling interest	(11,322)	—	—	(11,322)
Total Capital	215,629,932	(21,511,776)	9,004,609	203,122,765
Total Liabilities and Partners' Capital	$546,253,158	$14,019,837	$(26,039,963)	$534,233,032

	Partnership as of December 31, 2012	Consolidated VIEs as of December 31, 2012	Consolidation -Elimination as of December 31, 2012	Total as of December 31, 2012
Assets
Cash and cash equivalents	$30,123,447	$49,326	$—	$30,172,773
Restricted cash	4,538,071	933,451	—	5,471,522
Interest receivable	14,131,063	—	(5,657,703)	8,473,360
Mortgage revenue bonds held in trust	124,149,600	—	(24,615,518)	99,534,082
Mortgage revenue bonds	45,703,294	—	—	45,703,294
Public housing capital fund trusts	65,389,298	—	—	65,389,298
Mortgage-backed securities	32,121,412	—	—	32,121,412
Real estate assets:
Land and land improvements	6,798,407	4,404,469	—	11,202,876
Buildings and improvements	55,776,753	37,838,726	—	93,615,479
Real estate assets before accumulated depreciation	62,575,160	42,243,195	—	104,818,355
Accumulated depreciation	(5,458,961)	(13,871,102)	—	(19,330,063)
Net real estate assets	57,116,199	28,372,093	—	85,488,292
Other assets	22,923,356	852,321	(15,559,382)	8,216,295
Assets of discontinued operations	32,580,427	—	—	32,580,427
Total Assets	$428,776,167	$30,207,191	$(45,832,603)	$413,150,755

Liabilities
Accounts payable, accrued expenses and other liabilities	2,330,852	28,529,405	(25,846,310)	5,013,947
Distribution payable	5,566,908	—	—	5,566,908
Debt financing	177,948,000	—	—	177,948,000
Mortgage payable	39,119,507	24,158,000	(24,158,000)	39,119,507
Liabilities of discontinued operations	1,531,462	—	—	1,531,462
Total Liabilities	226,496,729	52,687,405	(50,004,310)	229,179,824
Partners' Capital
General Partner	(430,087)	—	—	(430,087)
Beneficial Unit Certificate holders	200,655,786	—	6,727,301	207,383,087
Unallocated deficit of Consolidated VIEs	—	(22,480,214)	(2,555,594)	(25,035,808)
Total Partners' Capital	200,225,699	(22,480,214)	4,171,707	181,917,192
Noncontrolling interest	2,053,739	—	—	2,053,739
Total Capital	202,279,438	(22,480,214)	4,171,707	183,970,931
Total Liabilities and Partners' Capital	$428,776,167	$30,207,191	$(45,832,603)	$413,150,755

Consolidating Statements of Operations for the years ended December 31, 2013, 2012, and 2011:

	Partnership For the Year Ended December 31, 2013	Consolidated VIEs For the Year Ended December 31, 2013	Consolidation -Elimination For the Year Ended December 31, 2013	Total For the Year Ended December 31, 2013
Revenues:
Property revenues	$11,358,718	$4,752,022	$—	$16,110,740
Mortgage revenue bond investment income	24,109,397	—	(1,457,775)	22,651,622
Contingent interest income	6,497,160	—	—	6,497,160
Other interest income	1,772,338	—	—	1,772,338
Other income	250,000	9,186,828	(9,186,828)	250,000
Total revenues	43,987,613	13,938,850	(10,644,603)	47,281,860
Expenses:
Real estate operating (exclusive of items shown below)	6,522,091	3,052,731	—	9,574,822
Realized loss on taxable property loans	4,557,741	—	—	4,557,741
Provision for loan loss	168,000	—	—	168,000
Provision for loss on receivables	241,698	—	—	241,698
Depreciation and amortization	5,374,802	1,399,548	(41,770)	6,732,580
Interest	7,235,336	3,221,000	(3,221,000)	7,235,336
General and administrative	4,237,245	—	—	4,237,245
Total expenses	28,336,913	7,673,279	(3,262,770)	32,747,422
Income (loss) from continuing operations	15,650,700	6,265,571	(7,381,833)	14,534,438
Income from discontinued operations (including gain on sale of MF Properties of $3,177,183 in 2013)	3,442,404	—	—	3,442,404
Net income (loss)	19,093,104	6,265,571	(7,381,833)	17,976,842
Net income attributable to noncontrolling interest	261,923	—	—	261,923
Net income (loss) - America First Multifamily Investors, L. P.	$18,831,181	$6,265,571	$(7,381,833)	$17,714,919

	Partnership For the Year Ended December 31, 2012	Consolidated VIEs For the Year Ended December 31, 2012	Consolidation -Elimination For the Year Ended December 31, 2012	Total For the Year Ended December 31, 2012
Revenues:
Property revenues	$7,846,812	$4,807,718	$—	$12,654,530
Investment income	12,599,284	—	(1,520,817)	11,078,467
Gain on sale and retirement of bonds	680,444	—	—	680,444
Other interest income	150,882	—	—	150,882
Other income	557,300	(1,972)	—	555,328
Total revenues	21,834,722	4,805,746	(1,520,817)	25,119,651
Expenses:
Real estate operating (exclusive of items shown below)	4,604,870	3,273,061	—	7,877,931
Provision for loss on receivables	452,700	—	—	452,700
Depreciation and amortization	3,447,316	1,578,275	(43,561)	4,982,030
Interest	5,530,995	3,240,306	(3,240,306)	5,530,995
General and administrative	3,512,233	—	—	3,512,233
Total expenses	17,548,114	8,091,642	(3,283,867)	22,355,889
Income (loss) from continuing operations	4,286,608	(3,285,896)	1,763,050	2,763,762
Income from discontinued operations (including gain on sale of MF Property of $1,406,608 in 2012)	2,232,276	—	—	2,232,276
Net income (loss)	6,518,884	(3,285,896)	1,763,050	4,996,038
Net income attributable to noncontrolling interest	549,194	—	—	549,194
Net income (loss) - America First Multifamily Investors, L.P.	$5,969,690	$(3,285,896)	$1,763,050	$4,446,844

	Partnership For the Year Ended December 31, 2011	Consolidated VIEs For the Year Ended December 31, 2011	Consolidation -Elimination For the Year Ended December 31, 2011	Total For the Year Ended December 31, 2011
Revenues:
Property revenues	$5,066,443	$5,909,807	$—	$10,976,250
Investment income	11,205,247	—	(2,017,956)	9,187,291
Contingent interest income	309,990	—	—	309,990
Gain on bond retirement	445,257	—	—	445,257
Other interest income	485,679	—	—	485,679
Other income	189,340	4,133,477	(4,028,489)	294,328
Total Revenues	17,701,956	10,043,284	(6,046,445)	21,698,795
Expenses:
Real estate operating (exclusive of items shown below)	3,154,290	3,604,417	—	6,758,707
Provision for loan loss	4,242,571	—	—	4,242,571
Provision for loss on receivables	952,700	—	—	952,700
Depreciation and amortization	2,281,541	1,718,899	(36,938)	3,963,502
Interest	5,441,700	4,037,725	(4,037,725)	5,441,700
General and administrative	2,764,970	—	—	2,764,970
Total Expenses	18,837,772	9,361,041	(4,074,663)	24,124,150
(Loss) income from continuing operations	(1,135,816)	682,243	(1,971,782)	(2,425,355)
Income from discontinued operations	752,192	—	—	752,192
Net (loss) income	(383,624)	682,243	(1,971,782)	(1,673,163)
Net income attributable to noncontrolling interest	570,759	—	—	570,759
Net (loss) income - America First Multifamily Investors, L. P.	$(954,383)	$682,243	$(1,971,782)	$(2,243,922)

5.  Investments in Mortgage Revenue Bonds

Each of the mortgage revenue bonds were issued by various state and local governments, their agencies and authorities to finance the construction or rehabilitation of income-producing real estate properties. However, the mortgage revenue bonds do not constitute an obligation of any state or local government, agency or authority and no state or local government, agency or authority is liable on them, nor is the taxing power of any state or local government pledged to the payment of principal or interest on the mortgage revenue bonds. The mortgage revenue bonds are non-recourse obligations of the respective owners of the properties. The sole source of the funds to pay principal and interest on the mortgage revenue bonds is the net cash flow or the sale or refinancing proceeds from the properties. Each mortgage revenue bond, however, is collateralized by a mortgage on all real and personal property included in the related property and bears interest at a fixed rate and four of the mortgage revenue bonds provide for the payment of additional contingent interest that is payable solely from available net cash flow generated by the financed property.

The mortgage revenue bonds owned by the Company have been issued to provide construction and/or permanent financing of multifamily residential properties. The carrying value of each of the Partnership's mortgage revenue bonds as of December 31, 2013 and 2012 is as follows:

	December 31, 2013
Description of Mortgage	Cost adjusted	Unrealized	Unrealized	Estimated
Revenue Bonds	for Pay-downs	Gain	Loss	Fair Value
Arbors at Hickory Ridge (2)	$11,576,209	$225,690	$—	$11,801,899
Ashley Square (1)	5,212,000	—	—	5,212,000
Autumn Pines (2)	12,147,873	—	(195,355)	11,952,518
Avistar at Chase Hill A Bond (2)	8,960,000	—	(850,752)	8,109,248
Avistar at the Crest A Bond (2)	8,759,000	—	(1,298,785)	7,460,215
Avistar at the Oaks (2)	8,354,000	—	(1,103,115)	7,250,885
Avistar in 09 (2)	7,192,000	—	(588,254)	6,603,746
Avistar on the Boulevard A Bond (2)	13,760,000	—	(1,306,512)	12,453,488
Avistar on the Hills (2)	5,389,000	—	(417,724)	4,971,276
Bella Vista (1)	6,545,000	—	(473,989)	6,071,011
Bridle Ridge (1)	7,715,000	—	(452,870)	7,262,130
Brookstone (1)	7,463,641	841,751	—	8,305,392
Cross Creek (1)	6,042,297	1,480,266	—	7,522,563
Greens Property A Bond (2)	8,437,501	—	(577,426)	7,860,075
Lake Forest (1)	8,997,000	—	(289,461)	8,707,539
Lost Creek (1)	15,883,084	1,743,088	—	17,626,172
Ohio Properties A Bonds (1)	14,498,000	—	—	14,498,000
Runnymede (1)	10,525,000	—	(551,510)	9,973,490
Southpark (1)	11,878,885	1,018,750	—	12,897,635
The Suites on Paseo (2)	35,750,000	—	(2,502)	35,747,498
Woodlynn Village (1)	4,426,000	—	(340,979)	4,085,021
Mortgage revenue bonds held in trust	$219,511,490	$5,309,545	$(8,449,234)	$216,371,801

(1) Bonds owned by ATAX TEBS I, LLC, Note 11
(2) Bond held by Deutsche Bank in a secured financing transaction, Note 11

	December 31, 2013
Description of Mortgage	Cost adjusted	Unrealized	Unrealized	Estimated
Revenue Bonds	for Pay-downs	Gain	Loss	Fair Value
Avistar at Chase Hill B Bond	$2,005,000	$—	$(159,117)	$1,845,883
Avistar at the Crest B Bond	1,700,000	—	(134,912)	1,565,088
Avistar on the Boulevard B Bond	3,216,000	—	(255,222)	2,960,778
Copper Gate Apartments	5,220,000	—	(252,648)	4,967,352
Greens Property B Bond	948,291	189,589	—	1,137,880
Ohio Properties B Bonds	3,583,590	150,864	—	3,734,454
Renaissance	7,975,000	—	(16,964)	7,958,036
The Palms at Premier Park	20,152,000	—	(283,942)	19,868,058
Tyler Park Apartments	8,100,000	—	(526,601)	7,573,399
Vantage at Harlingen	6,692,000	—	(211,735)	6,480,265
Vantage at Judson	6,049,000	—	(190,423)	5,858,577
Westside Village Market	5,400,000	—	(403,400)	4,996,600
Mortgage revenue bonds	$71,040,881	$340,453	$(2,434,964)	$68,946,370

	December 31, 2012
Description of Mortgage	Cost adjusted	Unrealized	Unrealized	Estimated
Revenue Bonds	for Pay-downs	Gain	Loss	Fair Value
Ashley Square (1)	$5,260,000	$246,981	$—	$5,506,981
Autumn Pines (2)	12,217,004	953,024	—	13,170,028
Bella Vista (1)	6,600,000	93,324	—	6,693,324
Bridle Ridge (1)	7,765,000	108,632	—	7,873,632
Brookstone (1)	7,453,246	1,459,408	—	8,912,654
Cross Creek (1)	6,004,424	1,994,911	—	7,999,335
Lost Creek (1)	15,987,744	3,467,182	—	19,454,926
Runnymede (1)	10,605,000	491,330	—	11,096,330
Southpark (1)	11,904,968	2,462,350	—	14,367,318
Woodlynn Village (1)	4,460,000	—	(446)	4,459,554
Mortgage Revenue Bonds held in trust	$88,257,386	$11,277,142	$(446)	$99,534,082

Description of Mortgage	Cost adjusted	Unrealized	Unrealized	Estimated
Revenue Bonds	for Pay-downs	Gain	Loss	Fair Value
Arbors at Hickory Ridge	$11,581,485	$610,785	$—	$12,192,270
Iona Lakes	$15,535,000	$554,910	$—	$16,089,910
Vantage at Judson	6,049,000	—	(847)	6,048,153
Woodland Park	15,662,000	—	(4,289,039)	11,372,961
Mortgage revenue bonds	$48,827,485	$1,165,695	$(4,289,886)	$45,703,294
    (1) Bonds owned by ATAX TEBS I, LLC, Note 11
(2) Bond held by Deutsche Bank in a secured financing transaction, Note 11

Valuation - As all of the Company's investments in mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheets at their estimated fair values.  Due to the limited market for the mortgage revenue bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the bonds.  There is no active trading market for the bonds and price quotes for the bonds are not generally available.  As of December 31, 2013 and December 31, 2012, all of the Company's mortgage revenue bonds were valued using discounted cash flow or yield to maturity analysis performed by management.  Management's valuation encompasses judgment in its application.  The key assumption in management's yield to maturity analysis is the range of effective yields on the individual bonds.  At December 31, 2013, the range of effective yields on the individual bonds was 6.3% to 9.8% per annum.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these bonds.  Assuming an immediate ten percent adverse change in the key assumption, the effective yields on the individual bonds would increase to a range of 6.9% to 10.8% per annum and would result in additional unrealized losses on the bond portfolio of approximately $22.1 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  Pricing services, broker quotes and management's analysis provide indicative pricing only.

Unrealized gains or losses on these mortgage revenue bonds are recorded in accumulated other comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. As of December 31, 2013, two bonds, Woodlynn Village and Vantage at Judson, have been in an unrealized loss position for greater than twelve months.  The Company has reviewed each of its mortgage revenue bonds for impairment. Based upon this evaluation, the current unrealized losses on these two bonds are not considered to be other-than-temporary. If yields on new issuance of tax-exempt investments increase, the Company experiences deterioration in the estimated fair values of its investment portfolio, or if the Company's intent and ability to hold certain bonds changes, the Company may incur impairments to its investment portfolio which could negatively impact the Company's financial condition, cash flows, and reported earnings. The Company has the intent and ability to hold both of these mortgage revenue bonds until their stated maturity.

The Avistar at Chase Hill, Avistar at the Crest, Avistar at the Oaks, Avistar in 09, Avistar on the Boulevard, Avistar on the Hills, The Suites on Paseo, Copper Gate, Renaissance, The Palms at Premier Park, Tyler Park Apartments, Vantage at Harlingen, and Westside Village Market mortgage revenue bonds were purchased in 2013 so they have been in unrealized loss positions for less than twelve months. The Greens Property A mortgage revenue bond has been reported due to the realized sale of the Greens Property in 2013, so reports an unrealized loss position for less than twelve months (Note 10). As the Lake Forest VIE was deconsolidated in 2013, the mortgage revenue bond reports an unrealized loss position for less than twelve months in 2013 (Note 4). In addition, Autumn Pines, Bella Vista, Bridle Ridge and Runnymede mortgage revenue bonds report unrealized losses for less than twelve months.

The Company's ability to recover the mortgage revenue bonds' entire amortized cost basis is dependent upon the issuer being able to meet debt service requirements.  The primary source of repayment is the cash flows produced by the property which serves as the collateral for the bonds.  The Company utilizes a discounted cash flow model for the underlying property and compares the results of the model to the amortized cost basis of the bond.  These models reflect the cash flows expected to be generated by the underlying properties over a ten year period, including an assumed property sale at the end of year ten, discounted using the effective interest rate on the bonds in accordance with the accounting guidance on other-than-temporary impairment of debt securities. The revenue, expense, and resulting net operating income projections which are the basis for the discounted cash flow model are based on judgment.

Recent Bond Activity

In December 2013, the Partnership acquired seven mortgage revenue bonds. They are as follows:

•
The Partnership purchased an approximate $5.2 million par value Series A mortgage revenue bond with a stated interest rate of 6.25% per annum secured by Copper Gate Apartments, a 128 unit multifamily complex in Lafayette, Indiana, maturing on December 1, 2029.

•
The Partnership purchased an approximate $6.1 million par value senior and an approximate $2.0 million par value subordinate mortgage revenue bonds with stated interest rates of 5.75% and 5.5% per annum, respectively. These mortgage revenue bonds are secured by Tyler Park Townhomes, an 88 unit multifamily complex in Greenfield, California. The senior mortgage revenue bond matures on January 1, 2030 and the subordinate mortgage revenue bond matures on January 1, 2016.

•
The Partnership purchased an approximate $4.0 million par value senior and an approximate $1.4 million par value subordinate mortgage revenue bonds with stated interest rates of 5.75% and 5.5% per annum, respectively. These mortgage revenue bonds are secured by Westside Village, an 81 unit multifamily complex in Shafter, California; The senior mortgage revenue bond matures on January 1, 2030 and the subordinate mortgage revenue bond matures on January 1, 2016.

•
The Partnership purchased an approximate $20.2 million par value Series A mortgage revenue bond with a stated interest rate of 6.25% per annum secured by The Palms at Premier Park Apartments, a 240 unit multifamily complex in Columbia, South Carolina. This mortgage revenue bond matures on January 1, 2050.

•
The Partnership purchased an approximate $35.8 million par value Series A mortgage revenue bond with a stated interest rate of 6.25% per annum secured by The Suites on Paseo, a 384 bed student housing project in San Diego, California. This mortgage revenue bond matures on December 1, 2048.

Effective December 1, 2013, the ownership of Lake Forest became a not-for-profit entity, a reconsideration event, and Lake Forest ceased to be reported as a Consolidated VIE. As such, the Partnership is reporting the estimated fair value of the Lake Forest mortgage revenue bond as an investment asset for the first time in 2013.

In August 2013, the Partnership acquired a mortgage revenue bond secured by the Vantage at Harlingen Apartments, a 288 unit multifamily apartment complex located in Harlingen, Texas which is under construction. The Series C bond was purchased for approximately $6.7 million par value, carries a base interest rate of 9.0% per annum, and matures on October 1, 2053. The Partnership also acquired an approximate $1.3 million subordinate taxable bond which is recorded as an Other Asset. The Vantage at Harlingen Apartments has a construction loan with an unrelated bank and the Partnership's mortgage revenue bonds are second lien borrowings to that construction loan.

Under the terms of a Forward Delivery Bond Purchase Agreement, the Partnership has agreed to purchase a new mortgage revenue bond between $18.0 million to approximately $24.7 million (“Harlingen Series B Bond”) secured by the Vantage at Harlingen apartments which will be delivered by the mortgage revenue bond issuer once the property meets specific obligations and occupancy rates. The final amount of the Series B Bond will depend on the appraisal of the stabilized property. The Harlingen Series B Bond will have a stated annual interest rate of 6.0% per annum and bond proceeds must be used to pay off the construction loan to the bank and all or a portion of the $6.7 million subordinate Series C mortgage revenue bond. The Partnership accounts for the bond purchase commitment as an available-for-sale security and, as such, records the change in the estimated fair value of the bond purchase commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.  As of December 31, 2013, the Partnership estimated the value of this Bond Purchase Commitment and recorded a liability of approximately $1.7 million.

During the first quarter of 2013, BC Partners contributed $6.5 million of capital into the Ohio Properties which allowed the Company to recognize a sale of the discontinued operations (Note 9). As such, the Partnership is reporting the estimated fair value of the Ohio Properties’ mortgage revenue bonds as assets in the consolidated balance sheet for the first time in 2013.

In July 2013, the limited partner property owner contributed approximately $800,000 of additional capital into the Greens Property which allowed the Company to recognize a sale of the discontinued operations (Note 9). As such, the Partnership is reporting the estimated fair value of the Green Property mortgage revenue bonds as an asset in the consolidated balance sheet for the first time in 2013.

In June 2013, the Partnership redeemed its interest in the Iona Lakes mortgage revenue bond for approximately $21.9 million. This redemption resulted in the realization of approximately $6.5 million in contingent interest income and approximately $4.6 million realized loss on a taxable property loan. The trust indenture for this bond had a waterfall feature which stipulated that all unpaid contingent interest must be paid prior to making payment on any taxable loan between the owner of the bond and the property.

In June 2013, the Partnership acquired six mortgage revenue bonds secured by three properties located in San Antonio, Texas. The mortgage revenue bond purchases are as follows: approximately $5.9 million par value Series A and approximately $2.5 million par value Series B mortgage revenue bonds secured by the Avistar at the Oaks Apartments, a 156 unit multifamily apartment complex; approximately $3.1 million Series A and approximately $2.3 million Series B mortgage revenue bonds secured by the Avistar on the Hills Apartments, a 129 unit multifamily apartment complex; and approximately $5.5 million Series A and approximately $1.7 million Series B mortgage revenue bonds secured by Avistar in 09 Apartments, a 133 unit multifamily apartment complex. The three Series A mortgage revenue bonds each carry an annual interest rate of 6.0% per annum and mature on August 1, 2050. The three Series B mortgage revenue bonds each carry an annual base interest rate of 9.0% per annum and mature on September 1, 2050. The Partnership also acquired approximately $831,000 of taxable mortgage revenue bonds which also carry a base interest rate of 9.0% per annum and mature on September 1, 2050. The Company has determined that the entity which owns the three properties is an unrelated not-for-profit which under the accounting guidance is not subject to applying the VIE consolidation guidance. As a result, the properties' financial statements are not consolidated into the consolidated financial statements of the Company.

On May 29, 2013 the Partnership received the Sheriff's deed conveying title of the Woodland Park property to a wholly-owned subsidiary of the Partnership which settled the ongoing foreclosure of this mortgage revenue bond. Woodland Park became an MF Property upon title conveyance (Note 8). The Partnership is converting the property to a market rate rent execution to maximize its value but may look to turn it back to an affordable rental property and then seek to place new mortgage revenue bond financing on the property and acquire the bonds.

In April 2013, the Partnership acquired the Series C mortgage revenue bond secured by the Renaissance Gateway Apartments, a 208 unit multifamily apartment complex located in New Orleans, Louisiana for approximately $2.9 million par value. In the third and fourth quarters of 2013, the Partnership purchased approximately $1.3 million par value Series B and approximately $3.9 million par value Series A, respectively, mortgage revenue bonds. The Series C mortgage revenue bond carries a base interest rate of 12.0% per annum and matures on June 1, 2015. The Series A and Series B mortgage revenue bonds carry a base interest rate of 6.0% and 12.0% per annum, respectively, maturing on June 1, 2030. This property is undergoing a major rehabilitation and the Partnership has agreed to fund a total of approximately $8.6 million of a Series A mortgage revenue bond during construction which is estimated to be completed on June 30, 2014. Upon completion of construction and stabilization, the approximate $2.9 million Series C bond will be paid back on the earlier of when the property receives its final equity contribution by the limited partner or June 1, 2015. The Partnership accounts for the Bond Purchase Commitment as an available-for-sale security and, as such, records the change in estimated fair value of the Bond Purchase Commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.  As of December 31, 2013, the Partnership estimated the value of this Bond Purchase Commitment and recorded a liability of approximately $600,000.

In February 2013, the Partnership acquired six mortgage revenue bonds secured by three properties located in San Antonio, Texas. The bond purchases are as follows: approximately $13.8 million par value Series A and approximately $3.2 million par value Series B mortgage revenue bonds secured by the Avistar on the Boulevard, a 344 unit multifamily apartment complex; approximately $9.0 million Series A and approximately $2.0 million Series B mortgage revenue bonds secured by the Avistar at Chase Hill, a 232 unit multifamily apartment complex; and approximately $8.8 million Series A and approximately $17.0 million Series B mortgage revenue bonds secured by Avistar at the Crest, a 200 unit multifamily apartment complex. The three Series A mortgage revenue bonds each carry an annual interest rate of 6.0% per annum and mature on March 1, 2050. The three Series B mortgage revenue bonds each carry an annual base interest rate of 9.0% per annum and mature on April 1, 2050. The Partnership also acquired approximately $804,000 of taxable mortgage revenue bonds which also carry a base interest rate of 9.0% per annum and mature on April 1, 2050. The Company has determined that the entity which owns the three Avistar properties is an unrelated not-for-profit which under the accounting guidance is not subject to applying the VIE consolidation guidance. As a result, the properties' financial statements are not consolidated into the consolidated financial statements of the Company.

In December 2012, the Partnership purchased an approximate $6.0 million subordinate mortgage revenue bond and a $934,000 subordinate taxable bond both secured by the Vantage at Judson apartments. This property is located in San Antonio, Texas and is currently under construction. Both bonds mature on February 1, 2053 and carry an annual cash interest rate of 9.0% per annum plus allow for an additional 3% per annum of interest calculated on the property's cash flows after debt service. The Vantage at Judson apartments has a construction loan with an unrelated Bank and the Partnership's bonds are second lien borrowings to that construction loan. The property will have 288 units when construction is completed in the spring of 2014. The Company has determined that the entity which owns Vantage at Judson apartments is an unrelated not-for-profit which under the accounting guidance is not subject to applying the VIE consolidation guidance. As a result, the property's financial statements are not consolidated into the consolidated financial statements of the Company.

Under the terms of a Forward Delivery Bond Purchase Agreement, the Partnership has agreed to purchase a new mortgage revenue bond of up to $26.7 million (“Series B Bonds”) which will be delivered by the mortgage revenue bond issuer once the property meets specific obligations and occupancy rates. The Series B Bonds will have a stated annual interest rate of 6.0% per annum and bond proceeds must be used to pay off the construction loan to the Bank and all or a portion of the approximately $6.0 million subordinate mortgage revenue bond. If the property does not meet its specific obligations and required occupancy rate before January 1, 2015, the Partnership has the right to terminate the purchase commitment. The Partnership accounts for the bond purchase agreement as an available-for-sale security and, as such, records the estimated value of the forward purchase commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.  As of December 31, 2013, the Partnership has estimated the value of this bond purchase commitment and recorded a liability of approximately $2.0 million. As of December 31, 2012, the Partnership had concluded there was no value to the forward purchase commitment.

In June 2012, the Partnership acquired a $10.0 million restructured par value mortgage revenue bond secured by Arbors at Hickory Ridge Apartments, a 348 unit multifamily apartment complex located in Memphis, Tennessee, which represented 100% of the bond issuance for approximately $10.2 million. The mortgage revenue bond carried an annual interest rate of 7.98% per annum and matures on April 1, 2026. The bond did not provide for contingent interest. In conjunction with the purchase of the Arbors of Hickory Ridge mortgage revenue bond, an affiliate of the Global Ministries Foundation, a not-for-profit entity unrelated to the Company acquired the multi-family property securing the bond. At closing, the Company also secured a $600,000 promissory note receivable as a fee for identifying this property acquisition and performing the related due diligence.

In December 2012, the mortgage revenue bond secured by Arbors at Hickory Ridge Apartments was restructured to an $11.5 million par value mortgage revenue bond with an annual interest rate of 6.25% per annum and maturity of December 1, 2049. The Partnership then purchased 100% of this bond issuance plus a taxable loan of approximately $191,000 for a payment of approximately $1.0 million made at closing. In connection with the closing of the restructured mortgage revenue bond, the Company received payment in full of the $600,000 promissory note less costs associated with the transaction and approximately $557,000 has been recorded as other income.

In October 2012, the Company acquired 100% of the $9.5 million mortgage revenue bonds issued by the North Carolina Housing Finance Agency as part of a plan of financing for the acquisition and rehabilitation of the Greens Property. The mortgage revenue bonds secured by the Greens Property were acquired by the Company at par and consisted of two series. The Series A bond has a par value of approximately $8.5 million and bears interest at an annual rate of 6.5% per annum. The Series B bond has a par value of approximately $1.0 million and bears interest at an annual interest rate of 12.0% per annum. Both series of bonds mature on October 1, 2047. In connection with the bond financing transaction, ownership of the Greens Property was conveyed by the Company to a new ownership entity controlled by an unaffiliated not-for-profit entity. However, because the new ownership entity did not have sufficient equity capital at the time of purchase and the property operations are the sole source of debt service on the Company's bonds, the Company is required to continue to account for the Greens Property as if it is the owner of real estate rather than as a secured lender. As such, the Company continues to report the results from the Greens Property as discontinued operations in its financial statements as of December 31, 2012 which, among other things, results in the elimination of the bonds in consolidation (Note 10).

In May 2012, the mortgage revenue bonds secured by GMF-Madison Tower Apartments and GMF-Warren/Tulane Apartments were sold for an amount greater than the outstanding principal and accrued base interest. The Company received approximately $4.1 million for the GMF-Madison Tower Apartments mortgage revenue bond and approximately $12.7 million from the GMF-Warren/Tulane Apartments mortgage revenue bond resulting in an approximate $668,000 realized gain. These mortgage revenue bonds had been acquired at par on June 1, 2011. At December 31, 2012, the Partnership still owns the taxable revenue bonds secured by these two properties. The taxable bond secured by GMF-Madison Tower Apartments carries an annual interest rate of 7.75% per annum and matures on December 1, 2019. The taxable bond secured by GMF-Warren/Tulane Apartments carries an annual interest rate of 6.5% per annum and matures on December 1, 2015. These taxable bonds were also acquired on June 1, 2011 and have an outstanding combined principal balance of $600,000 as of December 31, 2012.

The properties securing the Company's mortgage revenue bonds are geographically dispersed throughout the United States with significant concentration in San Antonio, Texas. As of December 31, 2013 and 2012, the concentration in San Antonio, Texas, as a percentage of principal outstanding, was approximately 30% and 17%. The Suites on Paseo property in San Diego, California represents 12% of the outstanding principal of the mortgage revenue bonds as of December 31, 2013.

Descriptions of certain terms of the mortgage revenue bonds are as follows:

Property Name	Location	Maturity Date	Base Interest Rate	Principal Outstanding at Dec. 31, 2013

Arbors at Hickory Ridge (2)	Memphis, TN	12/1/2049	6.25%	$11,450,000
Ashley Square (1)	Des Moines, IA	12/1/2025	6.25%	5,212,000
Autumn Pines (2)	Humble, TX	10/1/2046	5.80%	13,110,000
Avistar on the Boulevard - Series A (2)	San Antonio, TX	3/1/2050	6.00%	13,760,000
Avistar at Chase Hill - Series A (2)	San Antonio, TX	3/1/2050	6.00%	8,960,000
Avistar at the Crest - Series A (2)	San Antonio, TX	3/1/2050	6.00%	8,759,000
Avistar (February 2013 Acquisition) - Series B (3 Bonds)	San Antonio, TX	4/1/2050	9.00%	6,921,000
Avistar at the Oak - Series A (2)	San Antonio, TX	8/1/2050	6.00%	5,878,000
Avistar in 09 - Series A (2)	San Antonio, TX	8/1/2050	6.00%	5,482,000
Avistar on the Hill - Series A (2)	San Antonio, TX	8/1/2050	6.00%	3,091,000
Avistar (June 2013 Acquisition) - Series B (3 Bonds) (2)	San Antonio, TX	9/1/2050	9.00%	6,484,000
Bella Vista (1)	Gainesville, TX	4/1/2046	6.15%	6,545,000
Bridle Ridge (1)	Greer, SC	1/1/2043	6.00%	7,715,000
Brookstone (1)	Waukegan, IL	5/1/2040	5.45%	9,338,603
Copper Gate Apartments	Lafayette, IN	12/1/2029	6.25%	5,220,000
Cross Creek (1)	Beaufort, SC	3/1/2049	6.15%	8,497,933
Greens of Pine Glen - Series A (2)	Durham, NC	10/1/2047	6.50%	8,437,501
Greens of Pine Glen - Series B (2)	Durham, NC	10/1/2047	12.00%	948,291
Lake Forest Apartments (1)	Daytona Beach, FL	12/1/2031	6.25%	8,997,000
Ohio Bond - Series A (2)	Ohio	6/1/2050	7.00%	14,498,000
Ohio Bond - Series B	Ohio	6/1/2050	10.00%	3,583,590
Renaissance - Series A	Baton Rouge, LA	6/1/2050	6.00%	3,850,000
Renaissance - Series B	Baton Rouge, LA	6/1/2050	12.00%	1,250,000
Renaissance - Series C	Baton Rouge, LA	6/1/2015	12.00%	2,875,000
Runnymede (1)	Austin, TX	10/1/2042	6.00%	10,525,000
Southpark (1)	Austin, TX	12/1/2049	6.13%	13,795,000
The Palms at Premier Park	Columbia, SC	1/1/2050	6.25%	20,152,000
The Suites on Paseo (2)	San Diego, CA	12/1/2048	6.25%	35,750,000
Tyler Park Townhomes Series A	Greenfield, CA	1/1/2030	5.75%	6,075,000
Tyler Park Townhomes Series B	Greenfield, CA	1/1/2016	5.50%	2,025,000
Vantage at Judson	San Antonio, TX	2/1/2053	9.00%	6,049,000
Vantage at Harlingen	San Antonio, TX	10/1/2053	9.00%	6,692,000
Villages at Lost Creek	San Antonio, TX	6/1/2041	6.25%	18,090,000
Westside Village Market Series A	Shafter, CA	1/1/2030	5.75%	3,970,000
Westside Village Market Series B	Shafter, CA	1/1/2016	5.50%	1,430,000
Woodlynn Village (1)	Maplewood, MN	11/1/2042	6.00%	4,426,000
Total Mortgage Bonds				$299,841,918
(1) Bonds owned by ATAX TEBS I, LLC, Note 11
(2) Bond held by Deutsche Bank AG in a secured financing transaction, Note 11

Property Name	Location	Maturity Date	Base Interest Rate	Principal Outstanding at Dec. 31, 2012

Arbors at Hickory Ridge	Memphis, TN	12/1/2049	6.25%	$11,450,000
Ashley Square (1)	Des Moines, IA	12/1/2025	6.25%	5,260,000
Autumn Pines (2)	Humble, TX	10/1/2046	5.80%	13,220,000
Bella Vista (1)	Gainesville, TX	4/1/2046	6.15%	6,600,000
Bridle Ridge (1)	Greer, SC	1/1/2043	6.00%	7,765,000
Brookstone (1)	Waukegan, IL	5/1/2040	5.45%	9,416,794
Cross Creek (1)	Beaufort, SC	3/1/2049	6.15%	8,568,409
Iona Lakes	Ft. Myers, FL	4/1/2030	6.90%	15,535,000
Runnymede (1)	Austin, TX	10/1/2042	6.00%	10,605,000
Southpark (1)	Austin, TX	12/1/2049	6.13%	13,900,000
Vantage at Judson	San Antonio. TX	2/1/2053	9.00%	6,049,000
Villages at Lost Creek (1)	San Antonio, TX	6/1/2041	6.25%	18,315,000
Woodland Park	Topeka, KS	11/1/2047	6.00%	15,013,000
Woodland Park	Topeka, KS	11/1/2047	8.00%	649,000
Woodlynn Village (1)	Maplewood, MN	11/1/2042	6.00%	4,460,000
Total mortgage revenue bonds				$146,806,203
(1) Bonds owned by ATAX TEBS I, LLC, Note 11
(2) Bond held by Deutsche Bank AG in a secured financing transaction, Note 11

6. Public Housing Capital Fund Trust Certificates

In July 2012, the Company purchased 100% of the LIFERs in the PHC TOB Trusts which acquired approximately $65.3 million of PHC Certificates issued by three trusts ("PHC Trusts") sponsored by DB. The assets held by the PHC Trusts consist of custodial receipts evidencing loans made to a number of public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by the United States Department of Housing and Urban Development (“HUD”) under HUD's Capital Fund Program established under Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”). The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities' respective obligations to pay principal and interest on their loans. The loans payable by the public housing authorities are not debts, nor guaranteed by the United States of America or HUD. Interest payable on the public housing authority debt held by the PHC Trusts is exempt from federal income taxes. The PHC Certificates issued by each of the PHC Trusts have been rated investment grade by Standard & Poor's.
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

The Company had the following investments in the PHC Certificates on December 31, 2013 and 2012:

Description of Public Housing Capital Fund Trust Certificates	Cost Adjusted for Amortization of Premium and Discounts	Unrealized Gain	Unrealized Loss	Estimated Fair Value at December 31, 2013

Public Housing Capital Fund Trust Certificate I	$27,979,527	$—	$(1,284,873)	$26,694,654
Public Housing Capital Fund Trust Certificate II	17,486,739	—	(1,083,235)	16,403,504
Public Housing Capital Fund Trust Certificate III	20,434,848	—	(1,476,627)	18,958,221
	$65,901,114	$—	$(3,844,735)	$62,056,379

Description of Public Housing Capital Fund Trust Certificates	Cost Adjusted for Amortization of Premium and Discounts	Unrealized Gain	Unrealized Loss	Estimated Fair Value at December 31, 2012

Public Housing Capital Fund Trust Certificate I	$28,119,176	$—	$(48,477)	$28,070,699
Public Housing Capital Fund Trust Certificate II	17,442,860	—	(109,223)	17,333,637
Public Housing Capital Fund Trust Certificate III	20,395,597	—	(410,635)	19,984,962
	$65,957,633	$—	$(568,335)	$65,389,298

Valuation - As all of the Company’s investments in PHC Certificates are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  Due to the limited market for the PHC Certificates, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the certificates.  The estimates of the fair values of these PHC certificates is based on a yield to maturity analysis which begins with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts adjusted largely for unobservable inputs the General Partner believes would be used by market participants which includes adjustments for the fact that the PHC Certificates investment grade rating is below "AAA". Management’s valuation encompasses judgment in its application and pricing as determined by pricing services, when available, is compared to Management's estimates.  The PHC Certificates are "AA" and "BBB" rated and the range of effective yields was 4.2% to 5.4% per annum at December 31, 2013.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these PHC Certificates which is the yield for a new issuance of a similarly structure security.  Assuming a 10% adverse change in that key assumption, the effective yields on the individual PHC Certificates would increase to a range of 5.8% to 7.2% per annum and would result in additional unrealized losses on the PHC Certificates of approximately $2.9 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider other information from external sources, such as pricing services.  The PHC Certificates have been in an unrealized loss position for more than 12 months and management has concluded that there is no other-than-temporary impairment to record as the Company has the intent and ability to hold on to PHC Certificates until either the estimated fair value rebounds or until maturity. In addition, the most recent update on the annual appropriations from HUD disclosed no significant changes in the program which means the underlying performance of the PHC Certificates will be in line with expectations until the next annual update. In addition, there have been no downgrades in the investment grade rating of any of the three PHC Certificates noted since the investment was originally acquired in July 2012.

The following table sets forth certain information relating to the PHC Certificates held in the PHC TOB Trusts:

	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate over Life	Principal Outstanding December 31, 2013
Public Housing Capital Fund Trust Certificate I	12.75	AA-	5.33%	$26,406,558
Public Housing Capital Fund Trust Certificate II	12.30	AA-	4.24%	17,959,713
Public Housing Capital Fund Trust Certificate III	13.30	BBB	5.41%	20,898,432
Total Public Housing Capital Fund Trust Certificates				$65,264,703

7. Mortgage-Backed Securities

Between November 2012 and April 2013, the Company executed six securitizations of MBS TOB Trusts. The Company purchased the LIFERS issued by the six MBS TOB Trusts for approximately $9.2 million.

Each of the six MBS TOB Trusts issued SPEARS to unaffiliated investors; these SPEARS totaled approximately $34.9 million at issuance. The SPEARS represent senior interests in the MBS TOB Trusts, have been credit enhanced by DB and are recorded as debt financing in the consolidated balance sheet. The LIFERS entitle the Company to all principal and interest payments received by the MBS TOB Trust on the securitized MBS after payments due to the holders of the SPEARS and trust costs. The SPEARS bear interest at a variable rate based on Securities Industry and Financial Markets Association ("SIFMA").

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

The carrying value of the Company's MBS as of December 31, 2013 and 2012 are as follows:

Agency Rating of MBS (1)	Cost adjusted for amortization of premium	Unrealized Gain	Unrealized Loss	Estimated Fair Value at December 31, 2013
"AAA"	$23,177,115	$—	$(3,069,555)	$20,107,560
"AA"	20,624,701	—	(2,886,600)	17,738,101
	$43,801,816	$—	$(5,956,155)	$37,845,661
(1) MBS are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

Agency Rating of MBS (1)	Cost adjusted for amortization of premium	Unrealized Gain	Unrealized Loss	Estimated Fair Value at December 31, 2012
"AAA"	$13,127,402	$—	$(129,613)	$12,997,789
"AA"	19,407,675	—	(284,052)	19,123,623
	$32,535,077	$—	$(413,665)	$32,121,412
(1) MBS are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

Valuation - The Company values each MBS based upon prices obtained from a third party pricing service, which are indicative of market activity. The valuation methodology of the Company's third party pricing service incorporates commonly used market pricing methods, incorporates trading activity observed in the market place, and other data inputs. The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; geography; and prepayment speeds. Management analyzes pricing data received from the third party pricing service by comparing it to valuation information obtained from at least one other third party pricing service and ensuring they are within a tolerable range of difference which the Company estimates as 7.5%. Management also looks at observations of trading activity observed in the market place when available. At December 31, 2013, the range of effective yields on the individual MBS was 3.6% to 5.4% per annum.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of the MBS which is the effective yield on new issuances of similarly rated MBS.  Assuming a 10% adverse change in that key assumption, the effective yields on the MBS would increase to a range of 4.9% to 5.7% per annum and would result in additional unrealized losses on the bond portfolio of approximately $1.9 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  Pricing services and management’s analysis provide indicative pricing only. Certain of the MBS have been in an unrealized loss position for more than twelve months and management has concluded that there is no other-than-temporary impairment to record as the Company has the intent and ability to hold on to the MBS until either the estimated fair value rebounds or until maturity. In addition, there have been no downgrades to the investment grade rating levels of the MBS since their original acquisition dates.
The MBS are backed by residential mortgage loans and interest payable from the MBS is believed and expected to be exempt from federal income taxation. Description of certain terms of the Company's MBS is as follows:

Agency Rating of MBS	Principal Outstanding December 31, 2013	Principal Outstanding December 31, 2012	Weighted Average Maturity Date	Weighted Average Coupon Interest Rate

"AAA"	$22,710,000	$12,675,000	12/9/2037	4.05%
"AA"	20,120,000	18,945,000	2/5/2037	4.00%
	$42,830,000	$31,620,000

8.  Real Estate Assets

MF Properties

To facilitate its investment strategy of acquiring additional mortgage revenue bonds secured by MF Properties, the Company has acquired through its various subsidiaries 99% limited partner positions in three limited partnerships and 100% member positions in six limited liability companies that own the MF Properties. The financial statements of these properties are consolidated with those of the Company.  The general partners of these partnerships are unaffiliated parties and their 1% ownership interest in these limited partnerships is reflected in the Company’s consolidated financial statements as noncontrolling interests.  The Company expects each of these MF Properties to eventually be sold either to a not-for-profit entity or in connection with a syndication of LIHTCs. The Company expects to purchase mortgage revenue bonds issued by the new property owners as part of the restructuring.  As of December 31, 2013, the Company's wholly-owned subsidiaries held interests in eight entities that own MF Properties containing a total of 1,582 rental units, one is located in Kansas, two are located in Nebraska, one is located in Kentucky, one is located in Indiana, one is located in Georgia, and two are located in Texas. One additional limited partnership, The 50/50 Student Housing at UNL, is currently under construction and is planned to be completed in the fall of 2014.

Recent Transactions

The Partnership, as sole bondholder, previously directed the bond trustee to file a foreclosure action on the Woodland Park mortgage revenue bond. On February 28, 2013, the court granted a Summary Judgment in the bond trustee's favor confirming that the mortgage revenue bond is senior to mechanic's liens filed on the property. Subsequently, the court ordered a sale of the Woodland Park property and on April 23, 2013, the Partnership made a bid to purchase the property for the amount of the outstanding principal and interest it is owed. The Partnership's Motion of Confirmation was approved by the court on May 2, 2013. The bond trustee assigned its right to the property to the Partnership on May 8, 2013 and the Partnership received the Sheriff's deed conveying title to a wholly-owned subsidiary of the Partnership on May 29, 2013. Woodland Park became an MF Property at a net asset value of approximately $15.7 million upon conveyance of title. The Partnership requested the mortgage revenue bond issuer to remove the LURA on the property and the units have been converted to 100% market-rate rents. The Partnership may convert the property back to a rent restricted property, and seek to place new financing on the property and acquire the mortgage revenue bonds.
In March 2013, a wholly-owned subsidiary of the Company executed a 35-year ground lease with the University of Nebraska - Lincoln (“Lessor”) with an annual lease payment of $100. The leased property will have a mixed-use development consisting of a 1,605 stall parking garage and 475 bed student housing mixed-use project constructed on it. The Lessor will own the parking garage for which it will contribute approximately $16.7 million to its construction. The Company will own the student housing mixed-use project, The 50/50 Student Housing at the University of Nebraska - Lincoln ("The 50/50 Student Housing at UNL ") and currently estimates that construction will cost approximately $34.0 million. The Company executed a guaranteed maximum price contract with the general contractor for the construction on the mixed-use development. The Company expects to restructure its ownership of The 50/50 into a mortgage revenue bond holding after the construction is completed (which is estimated as August 1, 2014 ) and when the development has a sufficient history of operating results. The Company has secured approximately $29.8 million in financing facilities to cover the majority of the construction costs. The Company has borrowed approximately $7.2 million on this facility as of December 31, 2013 (Notes 12 and 17).

In August 2012, the Company closed on the purchase of the Maples on 97th property, a 258 unit facility located in Omaha, Nebraska, for a purchase price of approximately $5.5 million through the execution of a Qualified Exchange Accommodation Agreement that assigned the right to acquire and own the Maples on 97th property to a wholly-owned subsidiary of a Title Company, ("EAT (Maples on 97th)"), for a period not to exceed six months. The Company lent the EAT (Maples on 97th) the necessary funds to purchase the replacement property; there was no other capital within that entity. The EAT (Maples on 97th) then executed a Master Lease Agreement and Construction Management Agreement with the Company. These two agreements gave the Company the rights and obligations to manage the replacement property as well as the rehabilitation during the six month hold period. During this six month holding period, the Partnership completed the majority of the rehabilitation of the property. At December 31, 2012 the EAT (Maples on 97th) was reported as a VIE. In February 2013, title to the Maples on 97th property transferred to the Partnership from the EAT (Maples on 97th) and the property is reported as an MF Property as of December 31, 2013.

The Company had the following investments in MF Properties as of December 31, 2013 and 2012:

MF Properties
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value at December 31, 2013
Arboretum	Omaha, NE	145	$1,739,554	$19,123,872	$20,863,426
Eagle Village	Evansville, IN	511	567,880	12,336,975	12,904,855
Glynn Place	Brunswick, GA	128	743,996	4,937,172	5,681,168
Maples on 97th	Omaha, NE	258	1,180,058	7,613,668	8,793,726
Meadowview	Highland Heights, KY	118	688,539	5,416,293	6,104,832
Residences of DeCordova	Granbury, TX	110	1,137,832	7,965,574	9,103,406
Residences of Weatherford	Weatherford, TX	76	1,927,701	5,695,600	7,623,301
Woodland Park	Topeka, KS	236	1,260,032	14,033,777	15,293,809
Construction work in process (1)	Lincoln, NE	N/A	—	13,130,325	13,130,325
					$99,498,848
Less accumulated depreciation (depreciation expense of approximately $3.8 million in 2013)					(9,386,811)
Balance at December 31, 2013					$90,112,037
(1) The construction work in process represents the costs related to The 50/50 Student Housing at UNL, a 475 student bed mixed-use project, to be built above a 1,605 parking stall garage to be constructed at the University of Nebraska-Lincoln.

MF Properties
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value at December 31, 2012
Arboretum	Omaha, NE	145	$1,733,259	$18,985,031	$20,718,290
Eagle Village	Evansville, IN	511	567,880	12,274,056	12,841,936
Glynn Place	Brunswick, GA	128	743,996	4,750,267	5,494,263
Meadowview	Highland Heights, KY	118	688,539	5,214,306	5,902,845
Residences of DeCordova	Granbury, TX	110	1,137,832	7,932,742	9,070,574
Residences of Weatherford	Weatherford, TX	76	1,926,901	5,683,519	7,610,420
Construction work in process (1)	Lincoln, NE	N/A	—	936,832	936,832
					$62,575,160
Less accumulated depreciation (depreciation expense of approximately $2.5 million in 2012)					(5,458,961)
Balance at December 31, 2012					$57,116,199
(1) The construction work in process represents pre-development architecture and engineering costs related to The 50/50 Student Housing at UNL, a 475 bed student housing project, to be built above a 1,605 parking stall garage to be constructed at the University of Nebraska-Lincoln.

Acquisitions

The Woodland Park and Maples on 97th property purchase price allocation is disclosed pursuant to the accounting guidance on business combinations. A condensed balance sheet for each at the date of acquisitions is included below.

Woodland Park 6/1/2013 (Date of Acquisition)
Other current assets	$201,321
In-place lease assets	403,216
Real estate assets	15,258,784
Total Assets	$15,863,321
Accounts payable, accrued expenses and other	192,345
Net assets	15,670,976
Total liabilities and net assets	$15,863,321

Maples on 97th 8/29/2012 (Date of acquisition)
Other current assets	$44,534
In-place lease assets	428,865
Real estate assets	5,071,135
Total Assets	$5,544,534
Accounts payable, accrued expenses and other	69,120
Net assets	5,475,414
Total liabilities and net assets	$5,544,534

In March 2011, the Partnership purchased The Arboretum on Farnam Drive ("Arboretum"), a 145 unit independent senior living facility located in Omaha, Nebraska, for approximately $20.0 million plus transaction expenses of approximately $267,000 which is recorded within real estate operating expenses. The purchase price was funded through a conventional mortgage of $17.5 million and cash on hand. The mortgage payable is with Omaha State Bank, carries a 5.25% per annum fixed rate and matures on March 31, 2014.

Between the third quarter of 2010 and June 2011, the Partnership acquired 810 Schutte Road LLC ("Eagle Village"), a 511 bed student housing facility located in Evansville, Indiana for approximately $4.2 million plus a conventional mortgage of approximately $8.9 million. The mortgage loan carries a variable interest rate of one-month LIBOR plus 2.75% per annum but will not be less than 3.5% per annum. On December 31, 2013 this rate was 4.4% per annum. This mortgage matures on June 1, 2014. The Partnership plans to operate the property as a student housing facility. Once stabilized as a student housing property, the Partnership will seek to restructure the ownership and capital structure through the sale of the property to a student housing not-for-profit entity. The Partnership anticipates it will then purchase mortgage revenue bonds issued as part of such a restructuring.

The table below shows the unaudited pro forma condensed consolidated results of operations of the Company as if the Maples on 97th, Eagle Village, Arboretum and Woodland Park properties had been acquired at the beginning of the periods presented:

	For year ended December 31, 2013	For year ended December 31, 2012	For year ended December 31, 2011

Revenues	$47,562,142	$27,128,238	$25,354,941
Net income (loss)	17,715,489	4,428,949	(2,078,012)
Net income (loss) allocated to unitholders	17,415,449	5,260,661	(941,676)
Unitholder's interest in net income (loss) per unit (basic and diluted)	0.40	0.14	(0.03)

For the year ended December 2013, Woodland Park added approximately $1.0 million in total revenue and approximately $164,000 in net loss to the Company since the foreclosure on May 29, 2013.

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

Consolidated VIE Properties

In addition to the MF Properties, the Company consolidates the assets, liabilities, and results of operations of the Consolidated VIEs in accordance with the guidance on consolidations.  Although the assets of the VIEs are consolidated, the Company has no ownership interest in the Consolidated VIEs other than to the extent they serve as collateral for the mortgage revenue bonds owned by the Partnership.  The results of operations of those properties are recorded by the Company in consolidation but any net income or loss from these properties does not accrue to the unitholders or the general partner, but is instead included in "Unallocated deficit of variable interest entities.”

As discussed in Note 4, as the result of the title transfer of the Maples on 97th property to the Partnership from the EAT and the merger of the entity owning Lake Forest,with a not-for-profit, these two entities are no longer consolidated as Consolidated VIEs.

The Company consolidated the following properties owned by the VIEs in continuing operations as of December 31, 2013 and 2012:

Consolidated VIEs
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value at December 31, 2013
Bent Tree Apartments	Columbia, SC	232	$986,000	$12,097,419	$13,083,419
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,845,020	9,695,420
					22,778,839
Less accumulated depreciation (depreciation expense of approximately $1.4 million in 2013)					(9,741,942)
					$13,036,897

Consolidated VIEs
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value at December 31, 2012
Bent Tree Apartments	Columbia, SC	232	$986,000	$11,877,333	$12,863,333
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,713,038	9,563,438
Lake Forest Apartments	Daytona Beach, FL	240	1,413,644	11,336,010	12,749,654
Maples on 97th	Omaha, NE	258	1,154,425	5,912,345	7,066,770
					42,243,195
Less accumulated depreciation (depreciation expense of approximately $1.5 million in 2012)					(13,871,102)
					$28,372,093

9.  Other Assets

The Company had the following Other Assets as of dates shown:

	December 31, 2013	December 31, 2012
Property loans receivable	$21,549,927	$20,328,927
Less: Loan loss reserves	(13,218,291)	(18,134,902)
Deferred financing costs - net	2,503,679	2,764,734
Fair value of derivative contracts	888,120	378,729
Taxable bonds at fair market value	4,075,953	1,524,873
Land held for sale	1,465,000	375,000
Other assets	899,426	978,934
Total Other Assets	$18,163,814	$8,216,295

In addition to the mortgage revenue bonds held by the Company, taxable property loans have been made to the owners of the properties which secure certain of the mortgage revenue bonds and are reported as Other Assets, net of allowance. The Company periodically, or as changes in circumstances or operations dictate, evaluates such taxable property loans for impairment. The value of the underlying property assets is ultimately the most relevant measure of the value to support the taxable property loan values. The Company utilizes a discounted cash flow model in estimating a property's fair value. A number of different discounted cash flow models containing varying assumptions are considered. The various models may assume multiple revenue and expense scenarios, various capitalization rates and multiple discount rates. In estimating the property valuation, the most significant assumptions utilized in the discounted cash flow model were the same as those discussed in Note 2 above except the discount rate used to estimate the property valuation in the current year models was 6.3% to 7.4%. The Company believes this represents a rate at which a multifamily property could obtain current financing similar to the current existing outstanding bonds. Other information, such as independent appraisals, may be considered in estimating a property fair value. If the estimated fair value of the property after deducting the amortized cost basis of any senior mortgage revenue bond exceeds the principle balance of the property loan then no potential loss is indicated and no allowance for loan loss is needed.

On November 26, 2013, the Company executed a loan agreement with Foundation for Affordable Housing, a not-for-profit borrower, for approximately $1.6 million. The proceeds from this loan were used to fund a portion of the not-for-profit borrower’s acquisition of Abbington at Stones River, a 96 unit multifamily property located in Tennessee. The term of the loan is approximately eighteen months and the stated interest rate is 9.0% per annum.

In August 2013, the Partnership acquired a Series C mortgage revenue bond and a forward contract to support the construction of Vantage at Harlingen Apartments in Harlingen, Texas. In conjunction with this contract, the Partnership acquired an approximate $1.3 million taxable mortgage revenue bond which carries a base interest rate of 9.0% per annum and matures on October 1, 2053. This taxable mortgage revenue bond is reported as part of the Taxable bonds at fair value in Other Assets. Please see the Fair Value Measurements footnote (Note 16) for the detailed description of the fair value estimation process for the taxable mortgage revenue bonds.

In June 2013, the Partnership acquired six mortgage revenue bonds secured by three properties located in San Antonio, Texas, Avistar at the Oaks Apartments, Avistar on the Hills Apartments, and Avistar in 09 Apartments. The Partnership also acquired approximately $831,000 of taxable mortgage revenue bonds which carry a base interest rate of 9.0% per annum and mature on September 1, 2050. These are reported as part of the Taxable bonds at fair value in Other Assets.

In February 2013, the Partnership acquired six mortgage revenue bonds secured by three properties located in San Antonio, Texas, Avistar on the Boulevard, Avistar at Chase Hill, and Avistar at the Crest. The Partnership also acquired approximately $804,000 of taxable mortgage revenue bonds which carry a base interest rate of 9.0% per annum and mature on April 1, 2050. These are reported as part of the Taxable bonds at fair value in Other Assets.

In June 2013, the Partnership redeemed its interest in the Iona Lakes mortgage revenue bond for approximately $21.9 million. This redemption resulted in the realization of approximately $6.5 million in contingent interest income and approximately $4.6 million realized loss on taxable property loans.

During 2012, the Company purchased a taxable bond with a par value of $934,000 in conjunction with the purchase of the Vantage at Judson mortgage revenue bond and recorded a taxable loan of approximately $191,000 in conjunction with the purchase of the restructured Arbors at Hickory Ridge mortgage revenue bond. The $191,000 Arbors taxable loan has an interest rate of 6.25% and scheduled monthly principal payment over approximately two years commencing on February 2, 2014. The $934,000 Vantage at Judson taxable bond has an cash interest rate of 9.0% and requires monthly principal payments commencing in February 2016 with a term date of February 2, 2053.

The following is a summary of the taxable loans, accrued interest and allowance on amounts due at December 31, 2013 and 2012; :

	December 31, 2013
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Net Taxable Loans
Arbors at Hickory Ridge	$191,264	$12,979	$—	$204,243
Ashley Square	5,078,342	2,053,415	(5,649,757)	1,482,000
Cross Creek	6,821,087	1,825,389	(5,197,861)	3,448,615
Greens Property	876,000	130,563	(921)	1,005,642
Foundation for Affordable Housing	1,603,083	13,989	—	1,617,072
Lake Forest	4,618,704	2,148,881	(2,183,046)	4,584,539
Ohio Properties	2,361,447	585,377	(186,706)	2,760,118
	$21,549,927	$6,770,593	$(13,218,291)	$15,102,229

	December 31, 2012
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Net Taxable Loans
Arbors at Hickory Ridge	$191,264	$697	$—	$191,961
Ashley Square	4,894,342	1,681,322	(5,277,664)	1,298,000
Cross Creek	6,588,087	1,578,288	(4,782,760)	3,383,615
Iona Lakes	7,741,118	2,856,290	(6,857,912)	3,739,496
Woodland Park	914,116	302,450	(1,216,566)	—
	$20,328,927	$6,419,047	$(18,134,902)	$8,613,072

The Partnership received the Sheriff's deed conveying title of Woodland Park to a wholly-owned subsidiary of the Partnership on May 29, 2013. Woodland Park is now reported as an MF Property and the approximate $1.3 million fully allowed taxable property loan was written off (Note 8).

The Partnership deconsolidated the VIE that owns the Lake Forest property during 2013 (Note 4).

In conjunction with the purchase of the mortgage revenue bond secured by The Palms at Premier Park Apartments the Company purchased a parcel of land for approximately $1.1 million. The Company is holding this land as an asset available for sale reported in Other Assets at December 31, 2013.

During 2013, the Partnership advanced additional funds to Ashley Square, Cross Creek, the Greens Property and the Ohio Properties of approximately $184,000, $233,000, $26,000 and $42,000, respectively. Due to the recognized sale of the Ohio and Greens Properties and the change in ownership of Lake Forest, the taxable property loans receivable with the Ohio and Greens Properties and Lake Forest are no longer eliminated upon consolidation (Notes 4 and 10). During 2013, the Partnership recorded loan loss reserves equal to the accrued interest on the Ashley Square, Cross Creek, Greens and the Ohio Properties taxable property loans receivable because the Partnership has determined they are not reasonably assured.

During 2012, the Partnership advanced additional funds to Ashley Square, Cross Creek, and Iona Lakes of approximately $108,000, $150,000 and $402,000, respectively. In addition, Cross Creek paid approximately $330,000 during 2012 which was applied against the loan receivable.

The 2011 taxable loans impairment evaluations resulted in the Partnership recording a $4.2 million loan loss reserve against the Iona Lakes taxable loan; this taxable loan and related accrued interest were written off in 2013 when the Iona Lakes mortgage revenue bond was redeemed. There were no loan loss impairments reported for the 2012 year. The Partnership also reserved against the $168,000 advanced to the Cross Creek property in 2013 based on the impairment analysis.

The following is a detail of loan loss reserves for the years ended December 31:

	2013	2012	2011
Balance, beginning of year	$18,134,902	$16,782,918	$9,899,719
Realized loss on taxable loan - Iona Lakes	(7,216,484)	—	—
Provision for loan loss	168,000	—	4,242,571
Deconsolidation of VIEs	2,146,974	—	1,861,051
Write off due to foreclosure	(1,278,124)	—	—
Accrued interest not recognized	1,263,023	1,351,984	779,577
Balance, end of year	$13,218,291	$18,134,902	$16,782,918

Accrued interest not recognized represents interest accrued that the Partnership has determined they are not reasonably assured of collecting. During 2013, the Partnership recorded loan loss reserves equal to the accrued interest on the Ashley Square, Cross Creek, the Greens Property, Iona Lakes, Lake Forest, the Ohio Properties and Woodland Park property loans. During 2012 and 2011, the Partnership recorded loan loss reserves equal to the accrued interest on the Ashley Square, Cross Creek, Iona Lakes and Woodland Park property loans.

The Company, at December 31, 2013 and 2012, holds an asset held for sale valued at an appraised value of $375,000, along with a receivable of approximately $711,000 representing amounts due from a project owner of Prairebrook Village. In 2008 the Company foreclosed on the Prairebrook Village bond and obtained a summary judgment against ownership. The Partnership placed liens on assets identified and garnished wages from the judgment parties. In 2009, the Company recorded a $700,000 provision for loan loss reserve against this judgment receivable. In February 2010, the Company was informed that bankruptcy protection may be sought by the judgment party. This reserve is $711,000 at December 31, 2013 and 2012, while the Company continues to pursue this receivable.

10.  Discontinued Operations

In June 2010, the Company completed a sales transaction whereby the Ohio Properties were sold to three new ownership entities controlled by an unaffiliated not-for-profit entity and in October 2011, the three limited partnerships that own the Ohio Properties admitted two entities that are affiliates of BC Partners as new limited partners as part of a syndication of LIHTCs. The BC Partners agreed to contribute equity to these limited partnerships, subject to the Ohio Properties meeting certain debt service coverage ratios specified in the applicable limited partnership agreements. As such, there was not sufficient equity invested at closing by the not-for-profit or BC Partners into the Ohio Properties to allow the Company to recognize a real estate sale for accounting purposes. During the first quarter of 2013, BC Partners contributed $6.5 million of capital into the Ohio Properties which was sufficient to allow the Company to recognize the sale for accounting purposes. This gain on sale of discontinued operations was approximately $1.8 million. The sale of this discontinued operation allowed the Company to begin reporting the mortgage revenue bonds related to the Ohio Properties as assets beginning with the March 31, 2013 consolidated financial statements.

The deposit method of accounting for real estate sales required both the deferral of the gain from the real estate sale and also did not allow recognition of the interest payments by the Ohio Properties to the Company between June 2010 and the date of the equity contribution by BC Partners. In conjunction with the recognition of the real estate sale, approximately $3.5 million of interest has been recognized within investment income during 2013 which represents the interest payments received from the Ohio Properties between June 2010 and December 2012. In addition, the Partnership reported approximately $1.1 million in taxable note interest income received from the Ohio Properties and $250,000 guarantee fee from the general partner of the Ohio Properties during the first quarter of 2013 (Note 2). The net fixed assets and total assets of the Ohio Properties were zero at December 31, 2013 and approximately $18.6 million and $20.4 million at December 31, 2012, respectively. The deposit method of accounting also deferred the recognition of the sale of the Ohio Properties and the purchase of the mortgage revenue bonds they secure in the consolidated statement of cash flows. As such, these transactions are being recognized in the consolidated statement of cash flows in the year ending December 31, 2013.

In October 2012, the limited partnership that owns the Greens Property admitted two entities that are affiliates of BC Partners as new limited partners as part of a syndication of LIHTCs on the Greens Property. Prior to the execution of the admittance of the new limited partners, the Company had entered into an agreement to sell the Greens Property for approximately $7.3 million to an unaffiliated not-for-profit which is the general partner of the limited partnership that now owns the Greens Property.  That sale was conditional on securing the mortgage revenue bond and low-income housing tax credits from the North Carolina Housing Finance Agency.  The $961,000 BC Partners equity contribution made into this limited partnership in October 2012 was not sufficient to allow the Company to recognize a real estate sale for accounting purposes. In July 2013, BC Partners made their required $800,000 capital contribution into the Greens Property as construction was 75% complete.

The Company purchased 100% of the mortgage revenue bonds issued as part of the agreement to finance the acquisition and rehabilitation of the Greens Property. The Series A mortgage revenue bond has approximately $8.5 million par value and bear interest at 6.5% per annum. The Series B mortgage revenue bond has a $950,000 par value and bears interest at 12.0% per annum. Both series of mortgage revenue bonds mature in October 1, 2047. The Company also obtained an $850,000 taxable property loan secured by the Greens Property at closing.  The deposit method of accounting deferred the recognition of the sale of the Greens Property and the purchase of the mortgage revenue bonds it secures in the consolidated statement of cash flows. As such, these transactions are being recognized in the consolidated statement of cash flows in the year ending December 31, 2013.

The July 2013 equity payment provided sufficient invested equity to recognize a real estate sale for accounting purposes and the Company recorded the sale of this discontinued operation. This gain on sale of discontinued operations was approximately $1.4 million. The deposit method of accounting for real estate sales required both the deferral of the gain from the real estate sale and also did not allow recognition of the interest payments by the Greens Property to the Company between October 2012 and the July 2013, the date of the second equity contribution by BC Partners. In conjunction with the recognition of the real estate sale, approximately $523,000 of interest has been recognized within investment income during 2013 which represents the interest payments received from the Greens Property between October 2012 and July 31, 2013. The net fixed assets and total assets of the Greens Property were zero at December 31, 2013 and approximately $8.4 million and $12.2 million at December 31, 2012, respectively.

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
In August 2012, the Commons at Churchland property was sold for proceeds of approximately $8.1 million resulting in a gain of approximately $1.3 million. The net fixed assets and total assets of the Churchland property were approximately $6.5 million and $7.3 million at December 31, 2011.

There were no assets and liabilities of discontinued operations to report at December 31, 2013.

The following represents the components of the assets and liabilities of the discontinued operations:

December 31, 2012
Cash and cash equivalents	$158,727
Restricted cash	4,035,360
Land and land improvements	3,828,345
Buildings and improvements	28,316,081
Real estate assets before accumulated depreciation	32,144,426
Accumulated depreciation	(5,208,176)
Net real estate assets	26,936,250
Other assets	1,450,090
Total assets from discontinued operations	32,580,427
Accounts payable and accrued expenses	1,531,462
Mortgage payable	—
Total liabilities from discontinued operations	1,531,462
Net assets of discontinued operations	$31,048,965

The following presents the revenues, expenses and income from discontinued operations:

	2013	2012	2011
Rental Revenues	$807,924	$5,843,173	$5,908,454
Expenses	542,703	5,017,505	5,156,262
Income from continuing operations of the discontinued operations	265,221	825,668	752,192
Gain on sale of discontinued operations	3,177,183	1,406,608	—
Net income from discontinued operations	$3,442,404	$2,232,276	$752,192

11.  Debt Financing

The Company currently has outstanding debt financing of $257.3 million under separate credit facilities. As of December 31, 2012, the Company's outstanding debt financing totaled approximately $177.9 million under separate credit facilities.

Other Financings

In March 2013, the Partnership obtained a $10.0 million unsecured revolving line of credit. This revolving line of credit carries a variable interest rate which was approximately 3.5% per annum at the date of closing and matures in March 2014. On December 31, 2013, the Partnership had nothing borrowed under this facility. This line of credit is available to be utilized to help with short-term working capital needs and to fund new investments during the periods of time that Company is working with its lender to finalize new TOB financings of assets.

In February 2013, the Partnership obtained a debt facility secured by the Iona Lakes mortgage revenue bond with total available borrowings of up to $6.0 million. Any borrowed amount carried a fixed interest rate of 5.0% per annum and matured on January 25, 2014. On June 29, 2013 the Partnership retired this debt facility.

Tender Option Bond Financings

Description of the Tender Option Bond Financings	Outstanding Debt Financing at December 31, 2013	Year Acquired	Stated Maturity	Year End Rates
PHC Certificates-TOB Trust	$48,995,000	2012	June 2014	2.32%
Autumn Pines-TOB Trust	9,770,000	2011	July 2014	1.96%
MBS - TOB Trust 1	2,585,000	2012	April 2014	1.21%
MBS - TOB Trust 2	4,090,000	2012	April 2014	1.29%
MBS - TOB Trust 3	2,865,000	2012	April 2014	1.22%
MBS - TOB Trust 4	5,960,000	2012	April 2014	1.23%
MBS - TOB Trust 5	10,545,000	2012	April 2014	1.27%
Greens of Pine Glen - TOB Trust	5,700,000	2013	June 2014	2.40%
Arbors of Hickory Ridge - TOB Trust	7,000,000	2013	August 2014	2.40%
MBS - TOB Trust 6	7,825,000	2013	August 2014	1.02%
Avistar (February 2013 portfolio) - TOB Trust (1)	20,000,000	2013	June 2014	2.21%
Avistar (June 2013 portfolio) - TOB Trust (2)	13,210,000	2013	October 2014	2.21%
The Suites on Paseo - TOB Trust	25,750,000	2013	December 2014	1.96%
Total Debt Financing	$164,295,000

Description of the Tender Option Bond Financings	Outstanding Debt Financing at December 31, 2012	Year Acquired	Stated Maturity	Year End Rates
PHC Certificates-TOB Trust	$48,995,000	2012	July 2013	2.30%
Autumn Pines-TOB Trust	9,850,000	2011	July 2013	2.05%
MBS - TOB Trust 1	2,585,000	2012	October 2013	1.31%
MBS - TOB Trust 2	4,090,000	2012	October 2013	1.29%
MBS - TOB Trust 3	3,890,000	2012	October 2013	1.32%
MBS - TOB Trust 4	5,960,000	2012	October 2013	1.29%
MBS - TOB Trust 5	8,590,000	2012	October 2013	1.28%
Total Debt Financing	$83,960,000

(1) Avistar at the Oaks Apartments, Avistar on the Hills Apartments, and Avistar in 09 Apartments is the collateral for the $20.0 million TOB Trust.
(2) Avistar at Chase Hill, Avistar at the Crest, and Avistar on the Boulevard is the collateral for the approximate $13.2 million TOB Trust.

In July 2011, the Company executed a Master Trust Agreement with DB which allows the Company to execute multiple Tender Option Bond ("TOB Trust") structures upon the approval and agreement of terms by DB. Under each TOB Trust structure issued through the Master Trust Agreement, the TOB trustee issues SPEARS and LIFERS. Theses SPEARS and LIFERS represent beneficial interests in the securitized asset held by the TOB trustee. The Company will purchase the LIFERS from each of these TOB Trusts which will grant them certain rights to the securitized assets. The Master Trust Agreement with DB has covenants with which the Company is required to maintain compliance. At December 31, 2013, the most restrictive covenant was that cash available to distribute for the trailing twelve months must be at least two times trailing twelve month interest expense. The Company was in compliance with all of these covenants as of December 31, 2013. If the Company were to be out of compliance with any of these covenants, it would trigger a termination event of the financing facilities. The Company expects to renew each of the TOB financing facilities for another one year term at its discretion per the terms of the agreements. DB can require the posting of cash collateral under the terms of the Master Trust Agreement.

In December 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing The Suites on Paseo Series A mortgage revenue bond. The amount borrowed was approximately $25.8 million with a variable interest rate tied to SIFMA. The facility matures in December 2014. On the date of the closing the total fixed TOB Trust fee was approximately 1.6% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.4% per annum resulting in a total cost of borrowing of approximately 2.0% per annum. The outstanding balance remains at approximately $25.8 million on December 31, 2013.

In October 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Avistar at the Oaks Apartments, the Avistar on the Hills Apartments, and the Avistar in 09 Apartments Series A mortgage revenue bonds. The amount borrowed was approximately $13.2 million with a variable interest rate tied to SIFMA. The facility matures in October 2014. On the date of the closing the total fixed TOB Trust fee was approximately 1.8% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.4% per annum resulting in a total cost of borrowing of approximately 2.2% per annum. The outstanding balance remains at $13.2 million on December 31, 2013.

In June 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Avistar on the Boulevard, Avistar at Chase Hill, and Avistar at the Crest Series A mortgage revenue bonds. The amount borrowed was $20.0 million with a variable interest rate tied to SIFMA. The facility matures in June 2014. On the date of closing the total fixed TOB Trust fee was approximately 2.1% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.4% per annum resulting in a total cost of borrowing of approximately 2.5% per annum. During the fourth quarter 2013 the total fixed TOB Trust fee was reduced to approximately 1.8% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.4% per annum resulting in a total cost of borrowing of approximately 2.2% per annum. The outstanding balance remains at $20.0 million on December 31, 2013.

In March 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Arbors at Hickory Ridge mortgage revenue bond. The amount borrowed was $7.0 million with a variable interest rate tied to SIFMA maturing in February 2014. On the date of closing the total fixed TOB Trust fee was approximately 2.1% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.5% per annum resulting in a total cost of borrowing of approximately 2.6% per annum. During the fourth quarter 2013 the total fixed TOB Trust fee was reduced to approximately 1.8% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.6% per annum resulting in a total cost of borrowing of approximately 2.4% per annum. The outstanding balance remains at $7.0 million on December 31, 2013.

In February 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Greens Property mortgage revenue bond. The amount borrowed was approximately $5.8 million with a variable interest rate tied to SIFMA maturing in December 2013. On the date of closing the total fixed TOB trust fee was approximately 2.1% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.5% per annum resulting in a total cost of borrowing of approximately 2.6% per annum. During the fourth quarter 2013 the total fixed TOB Trust fee was reduced to approximately 1.8% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.6% per annum resulting in a total cost of borrowing of approximately 2.4% per annum. The outstanding balance was $5.7 million on December 31, 2013.

In the fourth quarter of 2012 through the second quarter of 2013, the Company purchased the LIFERS issued by the trustee over six additional TOB Trusts. The LIFERS entitle the Company to all principal and interest payments received by these TOB Trusts on the mortgage-backed securities after payments due to the holders of the SPEARS and trust costs ("MBS TOB Trusts"). The SPEARS represent senior interests in the MBS TOB Trusts and some have been credit enhanced by DB. The Company reports the MBS TOB Trusts on a consolidated basis as it has determined it is the primary beneficiary of these variable interest entities (Note 6). A summary of the six MBS TOB Trusts are as follows:

•
During fourth quarter of 2012, the Company purchased approximately $6.5 million of LIFERS from securitized MBS TOB Trusts with a par value of approximately $31.6 million of MBS. The MBS TOB Trusts also issued SPEARS of approximately $25.1 million to unaffiliated investors. The approximate outstanding amount at December 31, 2013 is $24.1 million which mature in April 2014. On the date of closing the total fixed TOB Trust fee was approximately 0.9% per annum and the variable rate paid on the SPEARS of approximately 0.3% per annum is tied to SIFMA which results in the total cost of borrowing of approximately 1.2% per annum.

•
In January 2013, the Company purchased an additional $540,000 of LIFERS from one of the five MBS TOB Trusts which is a securitization of MBS with a par value of $2.5 million. SPEARS of approximately $2.0 million were issued by the MBS TOB Trust which is currently outstanding at December 31, 2013. This MBS TOB Trust matures in April 2014. On the date of closing the total fixed TOB Trust fee was approximately 0.9% per annum and the variable rate paid on the SPEARS of approximately 0.3% per annum is tied to SIFMA which results in the total cost of borrowing of approximately 1.2% per annum.

•
In April 2013, the Company purchased approximately $2.2 million of LIFERS issued by a new MBS TOB Trust which is the securitization of MBS with a par value of approximately $10.0 million. The MBS TOB Trusts issued SPEARS of approximately $7.8 million to unaffiliated investors which is the outstanding amount at December 31, 2013. This facility matures in February 2014. On the date of closing the total fixed TOB Trust fee was approximately 0.9% per annum and the variable rate paid on the SPEARS of approximately 0.1% per annum is tied to SIFMA which results in the total cost of borrowing of approximately 1.0% per annum.

As of December 31, 2013, the Company has posted approximately $4.1 million of cash collateral in connection with the six MBS TOB Trusts. This collateral is recorded as restricted cash in the consolidated financial statements.

In July 2012, the Company purchased the PHC Certificate LIFERS issued by the PHC TOB Trusts for approximately $16.0 million and pledged the LIFERS to the trustee to secure certain reimbursement obligations of the Company as the holder of LIFERS. The Company is consolidating the PHC TOB Trust as it has determined it is the primary beneficiary of these variable interest entities. The PHC TOB Trusts issued SPEARS of approximately $49.0 million to unaffiliated investors. The SPEARS represent senior interests in the PHC TOB Trusts and have been credit enhanced by DB. The LIFERS entitle the Company to all principal and interest payments received by the PHC TOB Trusts on the $65.3 million of PHC Certificates held by it after payments due to the holders of the SPEARS and trust costs. The amount owed to the SPEARS owners is approximately $49.0 million at December 31, 2013. As of December 31, 2013, the Company has posted approximately $400,000 of cash collateral in connection with one of the PHC TOB Trusts which is recorded as restricted cash.

As of December 31, 2013 and 2012, the total cost of borrowing for the PHC Certificates TOB financing facilities was approximately 2.3% and 2.3% per annum, respectively, and the weighted average cost of borrowing on the TOB financing facilities securitizing mortgage-backed securities was approximately 1.3% and 1.3% per annum, respectively. The Company's total cost of borrowing under the TOB financing facilities collateralized by the mortgage revenue bonds is approximately 2.7% and 1.9% per annum as of December 31, 2013 and 2012, respectively. The Company is accounting for these TOB transactions as secured financing arrangements.

TEBS Financing

As of September 1, 2010, the Partnership and its Consolidated Subsidiary ATAX TEBS I, LLC, entered into a number of agreements relating to a new long-term debt financing facility provided through the securitization of thirteen mortgage revenue bonds owned by the ATAX TEBS I, LLC (the “Sponsor”) pursuant to the TEBS Financing. The TEBS financing facility essentially provides the Partnership with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term tax-exempt rates.
Effective September 1, 2010, the Partnership transferred the following mortgage revenue bonds to ATAX TEBS I, LLC, a special purpose entity controlled by the Partnership pursuant to the TEBS Financing. The par value of the mortgage revenue bonds included in this financing facility as of December 31, 2013 and 2012 are as follows:

	Outstanding Bond Par Amounts
Description of Mortgage
Revenue Bonds	December 31, 2013	December 31, 2012	Financial Statement Presentation
Ashley Square	$5,212,000	$5,260,000	Mortgage revenue bond
Bella Vista	6,545,000	6,600,000	Mortgage revenue bond
Bent Tree	7,542,000	7,614,000	Consolidated VIE
Bridle Ridge	7,715,000	7,765,000	Mortgage revenue bond
Brookstone	9,338,603	9,416,794	Mortgage revenue bond
Cross Creek	8,497,933	8,568,409	Mortgage revenue bond
Fairmont Oaks	7,355,000	7,439,000	Consolidated VIE
Lake Forest	8,997,000	9,105,000	Mortgage revenue bond-2013/Consolidated VIE-2012
Runnymede	10,525,000	10,605,000	Mortgage revenue bond
South Park	13,795,000	13,900,000	Mortgage revenue bond
Woodlynn Village	4,426,000	4,460,000	Mortgage revenue bond
Ohio Series A Bond (1)	14,498,000	14,582,000	Mortgage revenue bond
Villages at Lost Creek	18,090,000	18,315,000	Mortgage revenue bond
Total	$122,536,536	$123,630,203
(1) Collateralized by Crescent Village, Post Woods and Willow Bend which are eliminated upon consolidation (Note 3)

The securitization of these mortgage revenue bonds occurred through two classes of certificates. The Class A TEBS Certificates were issued in an initial principal amount of $95.8 million and were sold through a placement agent to unaffiliated investors. The Class B TEBS Certificates were issued in an initial principal amount of $20.3 million and were retained by the Sponsor. The holders of the Class A TEBS Certificates are entitled to receive regular payments of interest from Freddie Mac at a variable rate which resets periodically based on the weekly Securities Industry and Financial Markets Association (“SIFMA”) floating index rate plus certain credit, facility, remarketing and servicing fees (the “Facility Fees”). As of December 31, 2013, the SIFMA rate was equal to 0.10% per annum resulting in a total cost of borrowing of 2.00% per annum on the outstanding balance on the TEBS financing facility of $93.0 million. As of December 31, 2012, the SIFMA rate was equal to 0.13% per annum resulting in a total cost of borrowing of 2.03% per annum on the outstanding balance on the TEBS financing facility of $94.0 million.

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
The term of the TEBS financing facility coincides with the terms of the assets securing the TEBS Certificates, except that the Partnership may terminate the TEBS financing facility at its option on either September 15, 2017 or September 15, 2020. Should the Partnership not elect to terminate the TEBS financing facility on these dates, the full term of the TEBS financing facility runs through the final principal payment date associated with the securitized bonds, or July 15, 2050. The TOB Financing facilities mature between August 15, 2014 and December 15, 2014 with options available for the Company to extend another year.
The Company's aggregate borrowings as of December 31, 2013 contractually mature over the next five years and thereafter as follows:

2014	$165,378,000
2015	1,139,000
2016	1,192,000
2017	89,565,000
2018	—
Thereafter	—
Total	$257,274,000

12. Mortgages Payable

The Company reports the mortgage loans secured by certain MF Properties on its consolidated financial statements as Mortgages payable.  As of December 31, 2013, outstanding mortgage loans totaled approximately $57.1 million.   As of December 31, 2012, outstanding mortgage loans totaled approximately $39.1 million.

In September 2013, the Partnership executed a $7.0 million promissory note related to the Woodland Park property. This promissory note carries a fixed interest rate of approximately 2.8% per annum plus 30-day London Interbank Offered Rate ("LIBOR") which was approximately 0.2% per annum resulting in approximately 3.0% per annum at the date of closing. The Partnership has borrowed approximately $6.0 million as of December 31, 2013.
In April 2013, the Company executed an interest-only loan to borrow up to $25.5 million for a three year term at a variable interest rate secured by The 50/50 Student Housing at UNL mixed-use project in Lincoln, Nebraska. The Company also secured a $4.3 million tax-incremental financing loan which is for a term of five years, carries a fixed interest rate of approximately 4.7% per annum, requires principal payments commencing after 24 months and has a balloon payment due at maturity. The Company has borrowed approximately $7.2 million on the three year term facility as of December 31, 2013 (Notes 7 and 16).

In February 2013, the Partnership obtained a $7.5 million loan secured by the Maples on 97th property. This loan is with an unrelated third party and carries a fixed annual interest rate of approximately 3.6% per annum through June 30, 2013 switching to approximately 4.4% per annum beginning on July 1, 2013, maturing on February 10, 2016.

The following is a summary of the Mortgage Loans payable on MF Properties:

MF Property Mortgage Payables	Outstanding Mortgage Payable at December 31, 2013	Year Acquired	Stated Maturity	Effective Rate (1)

Arboretum	$17,500,000	2011	March 2014	5.32%
Eagle Village	8,828,435	2010	June 2014	4.04%
Glynn Place	1,845,058	2008	May 2014	2.81%
Maples on 97th	7,500,000	2013	March 2016	3.47%
Residences of DeCordova	1,948,064	2012	February 2017	5.00%
Residences of Weatherford	6,268,311	2011	July 2015	5.90%
The 50/50 Student Housing at UNL	7,177,438	2013	March 2020	3.25%
Woodland Park	6,020,014	2013	March 2014	2.97%
Total Mortgage Payable	$57,087,320

MF Property Mortgage Payables	Outstanding Mortgage Payable at December 31, 2012	Year Acquired	Stated Maturity	Effective Rate (1)

Arboretum	$17,500,000	2011	March 2014	5.25%
Eagle Village	8,925,000	2010	June 2013	3.50%
Glynn Place	4,252,836	2008	May 2013	2.78%
Residences of DeCordova	1,995,628	2012	February 2017	5.01%
Residences of Weatherford	6,446,043	2011	July 2015	5.84%
Total Mortgage Payable	$39,119,507

(1)  Represents the average effective interest rate, including fees, for the years ended December 31, 2013 and 2012 and excludes the effect of interest rate caps (Note 15).

The Company's mortgages payable as of December 31, 2013, contractually mature over the next five years and thereafter as follows:

2014	$34,371,238
2015	6,308,490
2016	7,282,090
2017	1,948,064
2018	—
Thereafter	7,177,438
Total	$57,087,320

The Partnership expects each of the MF Properties to eventually be sold either to a not-for-profit entity or in connection with a syndication of LIHTCs. The proceeds from such sale will be utilized to retire any associated outstanding mortgage loan. Should a mortgage loan reach maturity prior to a sale of the associated MF Property, the Partnership would either seek to refinance such mortgage loan or utilize cash reserves to retire the loan. The Partnership expects to provide mortgage revenue bonds as part of an overall plan of financing the acquisition of a MF Property by a new property owner.

13. Issuances of Additional Beneficial Unit Certificates

In November 2013, a Registration Statement on Form S-3 was declared effective by the SEC under which the Partnership may offer up to $225.0 million of additional BUCs from time to time. In December 2013, the Partnership issued an additional 8,280,000 BUCs through an underwritten public offering at a public offering price of $6.25 per BUC pursuant to this new Registration Statement. Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $48.2 million after payment of an underwriter's discount and other offering costs of approximately $3.5 million. In January and February 2014, the Partnership issued an additional 9,200,000 BUCs through an underwritten public offering at a public offering price of $5.95 per BUC pursuant to this Registration Statement. Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $51.4 million after payment of an underwriter's discount and other offering costs of approximately $4.5 million.

In May 2012, the Partnership issued an additional 12,650,000 BUCs through an underwritten public offering at a public offering price of $5.06 per BUC under its previously filed Form S-3. Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $60 million after payment of an underwriter's discount and other offering costs of approximately $4.0 million.

14.  Transactions with Related Parties

A substantial portion of the Partnership's general and administrative expenses and certain costs capitalized by the Partnership are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The capitalized costs are typically incurred in connection with the acquisition or reissuance of certain mortgage revenue bonds, acquisition of PHC Certificates and MBS, debt financing transactions, and other capital transactions. The amounts in the following table represent cash payments to reimburse AFCA 2 or an affiliate for such expenses.

	2013	2012	2011
Reimbursable salaries and benefits	$1,146,754	$1,320,968	$1,035,646
Other expenses	3,488	6,221	2,894
Insurance	228,701	207,203	209,332
Professional fees and expenses	216,962	212,895	201,277
Consulting and travel expenses	434	3,390	3,181
	$1,596,339	$1,750,677	$1,452,330

AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its mortgage revenue bonds, taxable loans collateralized by real property, and other investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. For the years ended December 31, 2013, 2012, and 2011, the Partnership paid administrative fees to AFCA 2 of approximately $1.5 million, $948,000, and $795,000, respectively.  In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these mortgage revenue bonds and totaled approximately $144,000, $133,000, and $160,000, in 2013, 2012, and 2011, respectively. Additionally, in connection with the sale of Eagle Ridge, the property paid accrued and deferred administrative fees to AFCA2 totaling approximately $71,000 in 2012. Although these third party administrative fees are not Partnership expenses, they have been reflected in the accompanying consolidated financial statements of the Company as a result of the consolidation of the VIEs.  Such fees are payable by the financed property prior to the payment of any contingent interest on the mortgage revenue bonds secured by these properties.  If the Partnership were to acquire any of these properties in foreclosure, it would assume the obligation to pay the administrative fees relating to mortgage revenue bonds on these properties.

AFCA 2 earns mortgage placement fees in connection with the acquisition of mortgage revenue bonds by the Company.  These mortgage placement fees were paid by the owners of the respective property or the third party seller of the respective bonds and, accordingly, have not been reflected in the accompanying consolidated financial statements because these properties are not considered Consolidated VIEs. During 2013, AFCA 2 earned mortgage placement fees of approximately $2.0 million related to the 2013 mortgage revenue bond and MBS purchases.

In 2012, the Company executed an investment placement agreement with AFCA 2 in connection with the Company's acquisition of the PHC Certificates. AFCA 2 received a fee of $653,000 in July 2012 from the Company in connection with this agreement which was recorded into the cost basis of the PHC Certificates and is being amortized against interest income on an effective yield basis. The Company executed separate investment placement agreements with AFCA 2 in connection with the Company's acquisition of the Arbors at Hickory Ridge mortgage revenue bond and the acquisition of mortgage-backed securities. In connection with the Arbors of Hickory Ridge bond placement agreement, AFCA 2 received an origination fee of $100,000 which has been recorded into the cost basis of the mortgage revenue bond and is being amortized against interest income on an effective yield basis. In connection with the mortgage-backed securities agreement, AFCA 2 received an origination fee of approximately $316,000 which has been recorded into the cost basis of the mortgage-backed securities and is being amortized against interest income on an effective yield basis. These investment placement fees are consistent with the mortgage placement fees that AFCA 2 has earned in connection with the acquisition of mortgage revenue bonds by the Company. Investment/mortgage placement fees earned by AFCA 2 totaled approximately $1.2 million, $1.4 million, and $407,000, in 2013, 2012, and 2011, respectively.

The Partnership executed a Developer and Construction Management Agreement with two affiliates of AFCA 2 during the second quarter of 2013 in connection with the mixed-use development at the University of Nebraska - Lincoln (Note 8). These affiliates received approximately $672,000 in the first twelve months of 2013 under the terms of this Agreement. An affiliate of AFCA 2 acts as a placement advisor to the borrowers under the mortgage revenue bonds at the time they are acquired by the Company.  Any and all advisory fees are paid by the borrower of the respective bonds and, accordingly, have not been reflected in the accompanying consolidated financial statements.

An affiliate of AFCA 2, America First Property Management Company, L.L.C. (“Properties Management”) was retained to provide property management services for Iona Lakes (bond sold in 2013), Bent Tree, Lake Forest, Fairmont Oaks, DeCordova, Eagle Ridge, Crescent Village, Maples on 97th, Meadowview, Willow Bend, Post Woods I, Post Woods II, Churchland, Glynn Place, Greens at Pine Glen, Ashley Square, Clarkson College (bond retired in May 2011), Cross Creek, and Woodland Park. The management fees paid to Properties Management amounted to approximately $1.2 million in 2013, $1.2 million in 2012, and $1.1 million in 2011. For the Consolidated VIEs, these management fees are not Partnership expenses but are recorded by each applicable VIE entity and, accordingly, have been reflected in the accompanying consolidated financial statements. Such fees are paid out of the revenues generated by the properties owned by the Consolidated VIEs prior to the payment of any interest on the mortgage revenue bonds and taxable loans held by the Partnership on these properties. For the MF Properties, these management fees are considered real estate operating expenses.

The owners of two limited-purpose corporations which own apartment properties financed with mortgage revenue bonds and taxable loans held by the Company are employees of Burlington who are not involved in the operation or management of the Company and who are not executive officers or managers of Burlington.

15.  Interest Rate Derivatives

As of December 31, 2013, the Company has four derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing and mortgages payable. The terms of the derivative agreements are as follows:

		Effective	Maturity	Purchase
Date Purchased	Notional Amount	Capped Rate	Date	Price	Counterparty

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$921,000	Bank of New York Mellon

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$845,600	Barclays Bank PLC

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$928,000	Royal Bank of Canada

August 15, 2013	$93,305,000	1.50%	September 1, 2017	$793,000	Deutsche Bank AG

On July 30, 2013, the Company purchased a new interest rate derivative with a notional amount of $93.3 million which represents the amount outstanding on the TEBS Financing facility at August 1, 2013.  The maturity date of this interest rate derivative is September 1, 2017 and the effective capped interest rate is 1.5% per annum.  On July 30, 2013, the Company also sold a new interest rate derivative to the same counterparty which had the same notional amount of $93.3 million and an effective capped interest rate of 3.0% per annum.  The total cost of these two interest rate derivatives was approximately $800,000 and the derivative contracts do not qualify for hedge accounting, therefore, changes in the estimated fair value of the interest rate derivatives are included in earnings.  This interest rate corridor transaction effectively reduced the capped interest rate from 3.0% to 1.5% per annum on the TEBS Financing facility through the maturity date of the interest rate derivative contracts. In August 2013, the Company executed a master netting agreement with DB, which is the counterparty to these interest rate derivative contracts and is also the provider of the Company's TOB financing facilities. The Company was refunded $500,000 of posted cash collateral on the TOB financing facilities back upon the execution of this master netting agreement. There are no amounts reported on a net basis related to the Company's interest rate derivative contracts as of December 31, 2013 or 2012.

The Company had previously entered into interest rate cap agreements with Barclays Bank PLC, Bank of New York Mellon and Royal Bank of Canada, each in an initial notional amount of approximately $31.9 million which effectively limits the interest payable by the Company on the TEBS financing facility to a fixed rate of 3.0% per annum on the combined notional amounts of the interest rate cap agreements through August 2017. The interest rate cap plus the Facility Fees payable to Freddie Mac result in a maximum potential cost of borrowing on the TEBS financing facility of 4.9% per annum.
These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. Interest rate derivative expense, which is the result of marking the interest rate derivative agreements to fair value, resulted in an increase of approximately $284,000 in interest expense for the year ended December 31, 2013, as compared to an increase of approximately $900,000 in interest expense for the year ended December 31, 2012. These interest rate derivatives are presented on the balance sheet in Other Assets.  The carrying value of these derivatives was approximately $888,000 and $379,000 as of December 31, 2013 and 2012, respectively.

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

Investments in Mortgage Revenue Bonds.  The fair values of the Company's investments in mortgage revenue bonds have each been based on a discounted cash flow and yield to maturity analysis performed by the General Partner.  There is no active trading market for the bonds and price quotes for the bonds are not available.  If available, the General Partner may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  The estimates of the fair values of these bonds, whether estimated by the Company or based on external sources, are based largely on unobservable inputs the General Partner believes would be used by market participants.  Additionally, the calculation methodology used by the external sources and the Company encompasses the use of judgment in its application. To validate changes in the fair value of the Company's investments in mortgage revenue bonds between reporting periods, management looks at the key inputs such as changes in the current market yields on similar bonds as well as changes in the operating performance of the underlying property serving as collateral for each bond. We validate that the changes in the estimated fair value of the mortgage revenue bonds move with the changes in these monitored factors. Given these facts the fair value measurement of the Company’s investment in mortgage revenue bonds is categorized as a Level 3 input. The approximately $4.9 million estimated fair market value adjustment - mortgage bond purchase commitment liability is also categorized as a Level 3 input. This unrealized loss was recorded in other comprehensive income (loss) during the year ended December 31, 2013.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2013
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage Revenue Bonds	$285,318,171	$—	$—	$285,318,171
Public Housing Capital Fund Trusts	62,056,379	—	—	62,056,379
MBS Investments	37,845,661	—	37,845,661	—
Taxable Mortgage Bonds	4,075,953	—	—	4,075,953
Interest Rate Derivatives	888,120	—	—	888,120
Total Assets at Fair Value	$390,184,284	$—	$37,845,661	$352,338,623

	For Twelve Months Ended December 31, 2013
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Public Housing Capital Bond Trusts	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2013	$145,237,376	$65,389,298	$1,524,873	$378,729	$212,530,276
VIE deconsolidation	8,795,630	—	—	—	8,795,630
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	—	(283,610)	(283,610)
Included in other comprehensive income	(18,011,590)	(3,276,398)	(231,920)	—	(21,519,908)
Ohio Properties' bonds after sale recognition	19,581,166	—	—	—	19,581,166
Greens Property's bonds after sale recognition	9,465,000	—	—	—	9,465,000
Purchases	148,624,000	—	2,918,000	—	151,542,000
Purchase interest rate derivative	—	—	—	793,001	793,001
Bond redemption	(16,052,849)	—	—	—	(16,052,849)
Bond foreclosure	(11,581,266)	—	—	—	(11,581,266)
Settlements	(739,296)	(56,521)	(135,000)	—	(930,817)
Ending Balance December 31, 2013	$285,318,171	$62,056,379	$4,075,953	$888,120	$352,338,623
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of December 31, 2013	$—	$—	$—	$(283,610)	$(283,610)

	Fair Value Measurements at December 31, 2012
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage Revenue Bonds	$145,237,376	$—	$—	$145,237,376
Public Housing Capital Fund Trusts	65,389,298	—	—	65,389,298
MBS Investments	32,121,412	—	32,121,412	—
Taxable Mortgage Bonds	1,524,873	—	—	1,524,873
Interest Rate Derivatives	378,729	—	—	378,729
Total Assets at Fair Value	$244,651,688	$—	$32,121,412	$212,530,276

	For Twelve Months Ended December 31, 2012
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Public Housing Capital Bond Trusts	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2012	$135,695,352	$—	$774,946	$1,323,270	$137,793,568
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	—	(944,541)	(944,541)
Included in other comprehensive income	8,070,888	(568,335)	(23,402)	—	7,479,151
Purchases	32,660,864	65,985,893	934,000	—	99,580,757
Sale and restructuring of mortgage revenue bonds	(30,654,939)	—	—	—	(30,654,939)
Settlements	(534,789)	(28,260)	(160,671)	—	(723,720)
Ending Balance December 31, 2012	$145,237,376	$65,389,298	$1,524,873	$378,729	$212,530,276
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of December 31, 2012	—	$—	$—	$(944,541)	$(944,541)

	Fair Value Measurements at December 31, 2011
	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage Revenue Bonds	$135,695,352	$—	$—	$135,695,352
Taxable Bonds	774,946	—	—	774,946
Interest Rate Derivatives	1,323,270	—	—	1,323,270
Total Assets at Fair Value	$137,793,568	$—	$—	$137,793,568

	For Twelve Months Ended December 31, 2011
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2011	$100,566,643	$204,449	$3,406,791	$104,177,883
VIE deconsolidation	15,083,757	—	—	15,083,757
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	(2,083,521)	(2,083,521)
Included in other comprehensive income	9,734,259	—	—	9,734,259
Purchases	20,117,500	46,242	—	20,163,742
Bond retirement	(9,526,619)	800,000	—	(8,726,619)
Settlements	(280,188)	(275,745)	—	(555,933)
Ending Balance December 31, 2011	$135,695,352	$774,946	$1,323,270	$137,793,568
Total amount of gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of December 31, 2011	$—	$—	$(2,083,521)	$(2,083,521)

Income and losses included in earnings for the periods shown above are included in interest expense.

The carrying amounts of cash and cash equivalents included in the consolidated balance sheets approximate fair value given the short-term nature of these financial instruments. The Company calculates a fair market value of each financial instrument using a discounted cash flow model based on the debt amortization schedules at the effective rate of interest for 2013. The estimated fair value of the Debt financing and Mortgages payable are in the Level 3 category of the fair value hierarchy. Below represents the fair market value of the debt held on the balance sheet for December 31, 2013 and 2012, respectively.

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Liabilities:
Debt financing	$257,274,000	$258,639,691	$177,948,000	$179,103,291
Mortgages payable	57,087,320	58,117,798	39,119,517	40,203,943

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

The Company provided a guarantee on the $2.8 million mortgage obtained on the Abbington at Stones River, a 96 unit multifamily property located in Tennessee in addition to providing an approximately $1.6 million taxable property loan to Foundation for Affordable Housing, the not-for-profit owner of the property. Based on the historical financial performance of the property and its estimated fair value, the Company estimates there is no value to record for this mortgage guarantee.

In connection with the sale of the Greens Property, the Company entered into guarantee agreements with the BC Partners under which the Company has guaranteed certain obligations of the general partner of the Greens of Pine Glen limited partnership, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur. A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehabilitation, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure. No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote. The maximum exposure to the Company at December 31, 2013, under the guarantee provision of the repurchase clause is approximately $1.3 million which represents 75% of the equity contributed by BC Partners to date.

In connection with the Ohio Properties transaction in 2011, the Company entered into guarantee agreements with the BC Partners under which the Company has guaranteed certain obligations of the general partner of these limited partnerships, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur. A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehabilitation, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure. Even if a repurchase event should occur, 25% of the BC equity would remain in the Ohio Properties and thus BC, a third party, would have sufficient equity in the Ohio Properties for the Company to recognize the sale discussed in Note 9. No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote. The maximum exposure to the Company at December 31, 2013, under the guarantee provision of the repurchase clause is approximately $4.9 million which represents 75% of the equity contributed by BC Partners.

In March 2013, a wholly-owned subsidiary of the Company executed a 35-year ground lease with the University of Nebraska - Lincoln (“Lessor”) with an annual lease payment of $100. The leased property will have a mixed-use development consisting of a 1605 stall parking garage and 475 bed student housing mixed-use project constructed on it. The Lessor will own the parking garage and the Company will own the student housing. The Company currently estimates the construction of The 50/50 Student Housing at UNL mixed-use project will cost approximately $34.0 million and executed a guaranteed maximum price contract with the general contractor for the construction. The lease agreement has a stipulation that if the parking garage is not completed by August 1, 2014, the Company will pay damages of $6,000 per day of delayed completion to the Lessor. The Company's construction contract with the general contractor also stipulates that the general contractor will pay the Company $6,000 per day of liquidated damages for each day subsequent to August 1, 2014 that the parking garage is not completed. Construction has commenced and is estimated to be completed before the August 1, 2014 deadline.
To finance the construction of The 50/50 Student Housing at UNL mixed-use project, the Company has executed an interest-only loan to borrow up to $25.5 million for a three year term at a variable interest rate. The Company also secured $4.3 million tax-incremental financing loan which is for a term of five years, carries a fixed interest rate of approximately 4.7% per annum, requires principal payments commencing after 24 months and has a balloon payment due at maturity. The Company has borrowed approximately $7.2 million on the first facility as of December 31, 2013 (Notes 7 and 11).

In June 2013, the Partnership executed a Bond Purchase Commitment agreeing to purchase an $8.0 million new mortgage revenue bond and a $500,000 taxable bond both secured by a multifamily property under construction in Albuquerque, New Mexico. The mortgage revenue bond will have a stated annual interest rate of 6.0% per annum, the taxable bond will have a stated rate of 12.0% per annum, and bond proceeds must be used to pay off the third party construction loan. The Partnership accounts for the Bond Purchase Commitment as an available-for-sale security and, as such, records the change in estimated fair value of the Bond Purchase Commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.  As of December 31, 2013, the Partnership has estimated the value of this Bond Purchase Commitment and recorded a liability of approximately $600,000. The Partnership has two other Forward Bond Purchase Commitments (Vantage at Judson and Vantage at Harlingen) which are discussed in footnote 5.

The Partnership has also executed a Guarantee Agreement with the construction lender for this Albuquerque project. The terms of the Guarantee Agreement requires the Partnership to guarantee that all construction costs are paid when due and pay any remaining outstanding principal and unpaid interest on the construction loan on or before July 1, 2015. Construction is expected to be completed in the first quarter of 2015 when the Partnership anticipates purchasing the mortgage revenue bond and taxable bond. No amounts have been accrued for this Guarantee Agreement as the Partnership expects that the construction loan will be sufficient to pay all costs during the construction period and that the proceeds from the mortgage revenue bond, taxable bond, and third party equity contribution to be sufficient to pay off all outstanding principal and interest on the construction loan on or before July 1, 2015.

As the holder of residual interests issued in connection with its TEBS and TOB bond financing arrangements, the Partnership is required to guarantee certain losses that can be incurred by the trusts created in connection with these financings. These guarantees may result from a downgrade in the investment rating of mortgage revenue bonds held by the trust or of the senior securities issued by the trust, a ratings downgrade of the liquidity provider for the trust, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities or an inability to obtain liquidity for the trust. In each of these cases, the trust will be collapsed. If the proceeds from the sale of the trust collateral are not sufficient to pay the principal amount of the senior securities with accrued interest and the other expenses of the trusts, the Partnership will be required to fund any such shortfall pursuant to its guarantee.

18. Subsequent Events

In February 2014, the Company redeemed the mortgage revenue bond secured by the Villages at Lost Creek property. The bond was redeemed at approximately $18.7 million and the mortgage revenue bond had a carrying value of approximately $15.9 million at time of redemption. The approximately $2.8 million gain is Tier 2 income with 25% distributable to the General Partner. Approximately $15.7 million of the proceeds were used to pay down outstanding debt as this mortgage revenue bond was leveraged in the Company’s TEBS financing facility.

In February 2014, the Partnership acquired a senior $7.0 million par value and a subordinate $2.3 million par value mortgage revenue bonds secured by Harden Ranch, an 100 unit multifamily apartment complex in Salinas, California. The senior mortgage revenue bond carries an annual interest rate of 5.75% and matures on March 1, 2031. The subordinate mortgage revenue bond carries an annual interest rate of 5.50% for the first year and 8.0% for the second year and matures on March 1, 2016.

In February 2014, the Company entered into two interest rate cap agreements with SMBC Capital Markets, Inc. for a notional amount of $70.0 million with an effective start date of March 1, 2014. These agreements effectively limits the interest component of the TOB financing correlated with the SIFMA index to a maximum of 1.0% on $70.0 million of the outstanding borrowings on the MBS TOB financing facilities and the PHC Certificates TOB financing facilities to 1.0% through a three year term ending March 1, 2017. These interest rate cap contracts cost approximately $390,000 and do not qualify for hedge accounting, therefore, changes in the estimated fair value of the interest rate derivatives will be included in earnings.

In February 2014, the Company acquired a senior $23 million par value mortgage revenue bond secured by Decatur-Angle Apartments, a 302 unit multifamily apartment complex in Fort Worth, Texas. The mortgage revenue bond carries an annual interest rate of 5.75% and matures on January 1, 2054.

On March 7, 2014, the Company executed a new TOB Trust under its credit facility with DB securitizing the Decatur-Angle mortgage revenue bond borrowing $17.25 million. The facility has a variable interest rate tied to SIFMA and matures in February 2015.

19. Recently Issued Accounting Pronouncements

On February 5, 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income. This ASU was effective in the first interim reporting period in 2013.

20.  Segments

The Company consists of five reportable segments, Mortgage Revenue Bond Investments, MF Properties, Public Housing Capital Fund Trusts, MBS Investments, and Consolidated VIEs. In addition to the five reportable segments, the Company also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

Mortgage Revenue Bond Investments Segment
The Mortgage Revenue Bond Investments segment consists of the Company's portfolio of federally mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  Such mortgage revenue bonds are held as long-term investments.  As of December 31, 2013, the Company held forty mortgage revenue bonds not associated with Consolidated VIEs and two mortgage revenue bonds associated with Consolidated VIEs which are bonds that are eliminated in consolidation on the Company's financial statements. The multifamily apartment properties financed by the 42 mortgage revenue bonds contain a total of 5,409 rental units. Three of the bonds' properties are not operational and are under construction (Note 5).

MF Properties Segment
The MF Properties segment consists of indirect equity interests in multifamily apartment properties which are not currently financed by mortgage revenue bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring.  In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties.  With the exception of the Ohio Properties and the Greens Property, the Partnership's interests in its current MF Properties are not currently classified as Assets Held for Sale because the Partnership is not actively marketing them for sale, there is no definitive purchase agreement in existence that, under current guidance, can be recognized as a sale of real estate assets and, therefore, no sale is expected in the next twelve months.  As discussed above, the Ohio Properties and the Greens Property are reported as discontinued operations (Note 10). During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.  Any such cash distribution will contribute to the Partnership's CAD.  As of December 31, 2013, the Company consolidated the results of eight MF Properties containing a total of 1,582 rental units plus the The 50/50 Student Housing at UNL in Lincoln, Nebraska that is currently under construction (Note 8).

Other Investments
The Partnership Agreement authorizes the Company to make investments in investments other than mortgage revenue bonds provided that these other investments are rated in one of the four highest rating categories by a national securities rating agency and do not constitute more than 25% of the Company's assets at the time of acquisition as required under the Agreement of Limited Partnership. In addition, the amount of other investments are limited based on the conditions to the exemption from registration under the Investment Company Act of 1940 that is relied upon for the Partnership. The Company currently has other investments, PHC Certificates and MBS which are reported as two separate segments.

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
The MBS segment consists of the assets, liabilities, and related income and expenses of the MBS TOB Trusts that the Company consolidated due to its ownership of the LIFERs issued by the MBS TOB Trusts. These MBS TOB Trusts are securitizations of state-issued mortgage-backed securities which are backed by residential mortgage loans. These investments were acquired during the fourth quarter of 2012 through the second quarter of 2013 (Note 7).
Consolidated VIE segment
The Consolidated VIE segment consists of multifamily apartment properties which are financed with mortgage revenue bonds held by the Partnership, the assets, liabilities and operating results of which are consolidated with those of the Partnership.  The mortgage revenue bonds on these Consolidated VIE properties are eliminated from the Company's financial statements as a result of such consolidation, however, such bonds are held as long-term investments by the Partnership which continues to be entitled to receive principal and interest payments on such bonds.  The Company does not actually own an equity position in the Consolidated VIEs or their underlying properties.  As of December 31, 2013, the Company consolidated two VIE multifamily apartment properties containing a total of 410 rental units (Note 4).

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

Management's goals with respect to the properties constituting the Company's Consolidated VIE and MF Properties reportable segments is to generate increasing amounts of net rental income from these properties that will allow them to (i) make all payments of base interest, and possibly pay contingent interest, on the properties included in the Mortgage Revenue Bond Investments segment and the Consolidated VIE segment, and (ii) distribute net rental income to the Partnership from the MF Properties segment until such properties can be refinanced with additional mortgage revenue bonds meeting the Partnership's investment criteria.  In order to achieve these goals, management of these multifamily apartment properties is focused on: (i) maintaining high economic occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties; and (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas.

The following table details certain key financial information for the Company's reportable segments for the three years ended December 31:

Bond	2013	2012	2011
Total revenue
Mortgage Revenue Bond Financing	$27,766,013	$12,169,336	$12,635,513
MF Properties	11,358,719	7,846,813	5,066,443
Public Housing Capital Fund Trusts	3,261,611	1,624,534	—
Mortgage-Backed Securities	1,601,270	194,039	—
Consolidated VIEs	13,938,850	4,805,746	10,043,284
Consolidation/eliminations	(10,644,603)	(1,520,817)	(6,046,445)
Total revenue	$47,281,860	$25,119,651	$21,698,795

Interest expense
Bond Financing	$3,327,231	$3,510,182	$4,463,926
MF Properties	2,152,010	1,439,370	977,774
Public Housing Capital Fund Trusts	1,292,540	542,479	—
Mortgage-Backed Securities	463,555	38,964	—
Consolidated VIEs	3,221,000	3,240,306	4,037,725
Consolidation/eliminations	(3,221,000)	(3,240,306)	(4,037,725)
Total interest expense	$7,235,336	$5,530,995	$5,441,700

Depreciation expense
Mortgage Revenue Bond Financing	$—	$—	$—
MF Properties	3,804,499	2,485,365	1,451,875
Public Housing Capital Fund Trusts	—	—	—
Mortgage-Backed Securities	—	—	—
Consolidated VIEs	1,367,204	1,544,346	1,683,280
Consolidation/eliminations	—	—	—
Total depreciation expense	$5,171,703	$4,029,711	$3,135,155

Income (loss) from continuing operations
Bond Financing	$14,491,581	$4,136,126	$(353,323)
MF Properties	(1,837,076)	(1,065,819)	(782,493)
Public Housing Capital Fund Trusts	1,940,459	1,067,749	—
Mortgage-Backed Securities	1,055,736	148,552	—
Consolidated VIEs	6,265,571	(3,285,896)	682,243
Consolidation/eliminations	(7,381,833)	1,763,050	(1,971,782)
Income (loss) from continuing operations	$14,534,438	$2,763,762	$(2,425,355)

Net income (loss)
Bond Financing	$14,491,581	$4,136,126	$(353,323)
MF Properties	1,343,405	617,263	(601,060)
Public Housing Capital Fund Trusts	1,940,459	1,067,749	—
Mortgage-Backed Securities	1,055,736	148,552	—
Consolidated VIEs	6,265,571	(3,285,896)	682,243
Consolidation/eliminations	(7,381,833)	1,763,050	(1,971,782)
Net income (loss) - America First Multifamily Investors, L. P.	$17,714,919	$4,446,844	$(2,243,922)

	2013	2012	2011
Total assets
Mortgage Revenue Bond Investments	$442,175,645	$357,606,420	$321,433,013
MF Properties	83,580,479	51,379,479	43,926,832
Public Housing Capital Fund Trusts	62,449,028	65,811,361	—
Mortgage-Backed Securities	38,427,654	32,488,363	—
Discontinued Operations	—	32,580,427	37,494,700
Consolidated VIEs	14,019,837	30,207,191	24,315,353
Consolidation/eliminations	(106,419,611)	(156,922,486)	(129,193,353)
Total assets	$534,233,032	$413,150,755	$297,976,545

Total partners' capital
Mortgage Revenue Bond Investments	$231,042,138	$221,665,286	$179,285,257
MF Properties	23,107,538	6,643,315	2,394,991
Public Housing Capital Fund Trusts	13,336,761	16,720,915	—
Mortgage-Backed Securities	4,397,356	7,334,399	—
Consolidated VIEs	(21,511,776)	(22,480,214)	(24,872,428)
Consolidation/eliminations	(47,237,930)	(47,966,509)	(25,763,560)
Total partners' capital	$203,134,087	$181,917,192	$131,044,260

21.  Summary of Unaudited Quarterly Results of Operations

2013	March 31,	June 30,	September 30,	December 31,
Revenues	$12,944,409	$15,140,583	$9,764,177	$9,432,691
Income from continuing operations	6,561,058	3,939,119	2,008,848	2,025,413
Net income from discontinued operations	1,933,019	166,887	1,342,498	—
Net income (loss) - America First Multifamily Investors, L.P.	$8,321,426	$3,955,160	$3,411,259	$2,027,074

Income from continuing operations, per unit	$0.15	$0.08	$0.05	$0.04
Income from discontinued operations, per unit	0.04	0.01	0.03	—
Net income, basic and diluted, per unit	$0.19	$0.09	$0.08	$0.04

2012	March 31,	June 30,	September 30,	December 31,
Revenues	$5,371,149	$5,855,843	$6,312,905	$7,579,754
Net income (loss) from continuing operations	534,437	176,664	821,702	1,230,959
Net income from discontinued operations	235,148	251,601	1,526,964	218,563
Net income (loss) - America First Multifamily Investors, L.P.	$630,432	$306,048	$2,211,567	$1,298,797

Income (loss) from continuing operations, per unit	$0.02	$—	$0.03	$0.04
Income from discontinued operations, per unit	0.01	0.01	0.03	—
Net income (loss), basic and diluted, per unit	$0.03	$0.01	$0.06	$0.04

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A.  Controls and Procedures.

Evaluation of disclosure controls and procedures.  The Chief Executive Officer of the Company and the Chief Financial Officer of The Burlington Capital Group LLC (in its capacity as the general partner of the general partner of the Partnership) have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in the Company's internal controls over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management Report On Internal Control Over Financial Reporting

The Company's management (including officers of the Burlington Capital Group LLC in its capacity as the general partner of the general partner of the Partnership) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer of The Burlington Capital Group LLC (in its capacity as the general partner of the general partner of the Partnership), of the effectiveness of the Company's internal control over financial reporting.  The Company's management used the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation.  Based on that evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2013, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included below in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of America First Multifamily Investors, L.P.

We have audited the internal control over financial reporting of America First Multifamily Investors, L.P. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report On Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013, of the Company and our report dated March 7, 2014, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 7, 2014

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership is managed by its general partner, AFCA 2 which in turn is managed by its general partner, Burlington. Accordingly, the executive officers and Board of Managers of Burlington act as the executive officers and directors of the Partnership. In addition, Mark Hiatt, the Chief Operating Officer of Burlington, holds the position of Chief Executive Officer of the Partnership. Mr. Hiatt is the only executive officer of the Partnership but is employed by Burlington.

Our General Partner is not elected by our shareholders and is not subject to re-election on an annual or other continuing basis in the future. In addition, our shareholders are not entitled to elect the managers or executive officers of Burlington, or take part in the management or control of the business of the Partnership.

The Board of Managers of Burlington has nine members. The NASDAQ listing rules do not require a listed limited partnership, such as the Partnership, to have a majority of independent directors on the Board of Managers of the general partner of our General Partner or to establish a compensation committee or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three members, all of whom are required to meet the independence and experience standards established by the NASDAQ listing rules and SEC rules. In this regard, a majority of the members of Burlington’s Board of Managers and all the members of the Burlington Audit Committee have been determined to be independent under the applicable SEC and NASDAQ independence requirements.

The following table sets forth certain information regarding the current executive officers and managers of Burlington, each of whom serves for a term of one year.

Name	Position Held with Burlington	Position Held Since
Michael B. Yanney	Chariman Emeritus of the Board and Manager	2008/1984
Lisa Y. Roskens	Chairman of the Board and Manager	2008/1999
Mark A. Hiatt (1)	Chief Operating Officer	2010
Timothy Francis	Chief Financial Officer	2012
Mariann Byerwalter	Manager (3)	1997
Dr. William S. Carter	Manager (3)	2003
Patrick J. Jung	Manager (2) (3)	2003
George H. Krauss	Manager	2001
Dr. Martin A. Massengale	Manager (2) (3)	1994
Dr. Gail Walling Yanney	Manager	1996
Clayton K. Yeutter	Manager (2) (3)	2001

(1)	Mr. Hiatt also holds the position of Chief Executive Officer of the Partnership.
(2)	Member of the Burlington Audit Committee. The Board of Managers has designated Mr. Jung as the “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of SEC Regulation S-K.
(3)	Determined to be independent under both Section 10A of the Exchange Act and the NASDAQ Marketplace Rules.

Michael B. Yanney, 80, Chairman Emeritus, served as Chairman of the Board of Managers of Burlington and its predecessors from 1984 through 2008. From 1977 until 1984, Mr. Yanney was principally engaged in the ownership and management of commercial banks. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as the chairman of the board of directors of America First Apartment Investors, Inc. and is a member of the boards of directors of Level 3 Communications, Inc. and Magnum Resources, Inc. Mr. Yanney is the husband of Dr. Gail Walling Yanney and the father of Lisa Y. Roskens.

Lisa Y. Roskens, 47, is Chief Executive Officer and President of Burlington, as well as being Chairman of the Board of Managers. From 1999 to 2000, Ms. Roskens was managing Director of Twin Compass, LLC. From 1997 to 1999, Ms. Roskens was employed by Inacom Corporation where she held the position of Director of Business Development and Director of Field Services Development. From 1995 to 1997, Ms. Roskens served as Finance Director for the U.S. Senate campaign of Senator Charles Hagel of Nebraska. From 1992 to 1995, Ms. Roskens was an attorney with the Kutak Rock LLP law firm in Omaha, Nebraska, specializing in commercial litigation. Ms. Roskens is the daughter of Michael B. Yanney and Gail Walling Yanney. Ms. Roskens also serves on the Board of Directors of America First Apartment Investors, Inc.

Mark Hiatt, 53, is Chief Executive Officer of the Company.  Mr. Hiatt has been employed by Burlington since 1987 in various capacities, and currently serves as the President of America First Real Estate Group, the real estate operating division of Burlington, in addition to performing his duties as the Chief Executive Officer of the Partnership.  He has previously served as Chief Operating Officer and Chief Financial Officer of Burlington, and also as the Chief Operating Officer for America First Properties Management Company, L.L.C.  Prior to joining Burlington Capital Group, Mr. Hiatt was Director of Finance, from 1984 to 1987, for J.L. Brandeis & Sons and, from 1982 to 1984, he was a senior accountant with Arthur Andersen & Co. Mr. Hiatt has a Bachelor of Arts in Accounting and Finance from Hastings College and is a Certified Public Accountant.

Timothy Francis, 37, has served as the Chief Financial Officer of Burlington since January 2012. Prior to joining Burlington, Mr. Francis was employed as an audit senior manager with Deloitte & Touche LLP from 2001 to January 2012. Mr. Francis has a Masters of Accountancy degree from the University of Nebraska and is a Certified Public Accountant.

Mariann Byerwalter, 53, is Chairman of JDN Corporate Advisory LLC. She was Vice President of Business Affairs and Chief Financial Officer of Stanford University from 1996 to 2001. Ms. Byerwalter was Executive Vice President of America First Eureka Holdings, Inc. (“AFEH”) and EurekaBank from 1988 to January 1996. Ms. Byerwalter was Chief Financial Officer and Chief Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996. She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987. She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice President in the bank's Corporate Planning and Development Department. She was also on the Stanford Board of Trustees from 1992 to 1996 and was re-appointed to such in 2002. Ms. Byerwalter currently serves on the board of directors of LookSmart, Inc., Redwood Trust, Inc., SRI International, the PMI Group Inc., the Stanford Hospital and Clinics, the Lucile Packard Children's Hospital and certain investment companies affiliated with Charles Schwab Corporation.

Dr. William S. Carter, 87, is retired from medical practice. He is a graduate of Butler University and Kansas University School of Medicine. He was appointed a diplomat of the American Board of Otorhinolaryngology. He was in private practice in Omaha, Nebraska and was Managing Partner for the Midwest ENT Group until his retirement in 1993.

Patrick J. Jung, CPA, 66, currently serves as the Chief Operating Officer of Surdell & Partners, LLC, an advertising company in Omaha, Nebraska. Prior to his position with Surdell & Partners LLC, Mr. Jung was a practicing certified public accountant with KPMG LLC for thirty years. During that period he served as a Partner for twenty years and as the Managing Partner of the Nebraska business unit for the last six years. Mr. Jung is also a member of the board of directors of Werner Enterprises, Inc., and serves on its audit and compensation committees. Werner, headquartered in Omaha, Nebraska, is a publicly traded transportation and logistics company engaged primarily in hauling truckload shipments of general commodities. Mr. Jung is a director and officer at the Omaha Zoological Society.

George H. Krauss, 72, has been a consultant to Burlington since 1996. From 1972 to 1997, Mr. Krauss practiced law with Kutak Rock LLP, serving as such firm's managing partner from 1983 to 1993, and, from 1997 to 2006, was Of Counsel to such firm. Mr. Krauss currently serves as the Chairman of the board of directors of MFA Mortgage Investments, Inc and serves on the board of directors of Core Bank and its predecessor Omaha State Bank. Mr. Krauss previously served on the board of directors of Gateway, Inc., from 1991 to October 2007, West Corporation, from January 2001 to October 2006, America First Apartment Investors, Inc., from January 2003 to September 2007, and infoGROUP, Inc., from December 2007 to July 2010. Mr. Krauss received a Juris Doctorate degree and a Masters of Business Administration degree from the University of Nebraska.

Dr. Martin A. Massengale, 80, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and a Foundation Distinguished Professor. Prior to becoming President Emeritus in 1994, he served as President from 1991 to 1994, as Interim President from 1989 to 1991, as Chancellor of the University of Nebraska Lincoln from 1981 until 1991, and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the Board of Directors of the Nebraska Historical Society Foundation, the Board of Trustees for the University of Nebraska Foundation, and the Board of Trustees of the Bryan Medical Center, including membership on its Audit and Compliance Committee.

Dr. Gail Walling Yanney, 77, is a retired physician. Dr. Yanney practiced anesthesiology and was the Executive Director of the Clarkson Foundation until October of 1995. In addition, she was a director of FirsTier Bank, N.A., Omaha, Nebraska, prior to its merger with First Bank, N.A. Dr. Yanney is the wife of Michael B. Yanney and the mother of Lisa Y. Roskens.

Clayton K. Yeutter, 83, is Senior Advisor, International Trade, Hogan & Lovells, LLP, a Washington D. C. law firm. From 1978 to 1985 he was President and Chief Executive Officer of the Chicago Mercantile Exchange. Mr. Yeutter also served as U.S. Trade Representative from 1985 to 1989, and as U.S. Secretary of Agriculture from 1989 to 1991. He has served in cabinet and sub-cabinet posts under four U.S. Presidents. He is a retiree from numerous corporate boards, including Caterpillar, ConAgra Foods, Texas Instruments, Weyerhaeuser, and Zurich Financial Services.  For several years he was chairman of the Oppenheimer Funds board.  Dr. Yeutter earned both his J.D. (law) and Ph.D. (agricultural economics) degrees from the University of Nebraska.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the managers and executive officers of Burlington and persons who own more than 10% of the Partnership's BUCs to file reports of their ownership of BUCs with the SEC.  Such officers, managers and shareholders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such reports received by the Partnership and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Partnership believes that there was compliance for the year ended December 31, 2013 with all Section 16(a) filing requirements applicable to such executive officers, managers and beneficial owners of BUCs.

Code of Ethical Conduct and Code of Conduct

Burlington has adopted the Code of Ethical Conduct for its senior executive and financial officers as required by Section 406 of the Sarbanes-Oxley Act of 2002.  As such, this Code of Ethical Conduct covers all executive officers of Burlington, who perform such duties for the Partnership.  Burlington has also adopted the Code of Conduct applicable to all Board managers, officers, and employees which is designed to comply with the listing requirements of the NASDAQ Stock Market.  Both the Code of Ethical Conduct and the Code of Conduct are available on the Partnership's website at www.ataxfund.com.

Audit Committee

Burlington’s Board of Managers has an Audit Committee. The Audit Committee charter is posted under the “Investors & Brokers” section of our website at www.ataxfund.com. The Partnership does not have a compensation committee or a nominating and corporate governance committee. The NASDAQ listing rules do not require a listed limited partnership to establish a compensation committee or a nominating and corporate governance committee. We are, however, required to have an audit committee, a majority of whose members are required to be “independent” under the NASDAQ listing standards.

The Audit Committee consists of Patrick J. Jung, Martin A. Massengale, and Clayton K. Yeutter. The Board of Managers has affirmatively determined that each member of the Audit Committee meets the independence and experience standards established by the NASDAQ listing rules and the rules of the SEC. The Board of Managers has also reviewed the financial expertise of Mr. Jung and affirmatively determined that he is an “audit committee financial expert,” as determined by the rules of the SEC. Mr. Jung is “independent” as defined by the rules of the SEC and the NASDAQ listing standards.

The Audit Committee held four meetings in 2013. The Audit Committee assists the Board of Managers in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The Audit Committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The Audit Committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the Audit Committee and Burlington’s management, as necessary.

Item 11. Executive Compensation.

Mark A. Hiatt is the Partnership's only executive officer, but is an employee of Burlington rather than the Partnership. In addition, services are provided to the Partnership by officers of Burlington, including Timothy Francis who acts in the capacity as Chief Financial Officer of the Partnership.  Under the terms of its Partnership Agreement, the Partnership is not allowed to provide any compensation to these executive officers or to reimburse AFCA 2 or Burlington for any compensation paid by Burlington to these officers.  As a result, we do not pay compensation of any nature to the persons who effectively act as our executive officers, including Mr. Hiatt, our Chief Executive Officer and Mr. Francis, our Chief Financial Officer.  Accordingly, no tabular disclosures regarding executive compensation, compensation discussion and analysis, compensation committee report or information regarding compensation committee interlocks is being provided in this Form 10-K.

The Board of Managers of Burlington effectively acts as the Partnership's board of directors.  Although Burlington is not a public company and its securities are not listed on any stock market or otherwise publicly traded, its Board of Managers is constituted in a manner that complies with rules of the Securities and Exchange Commission and the NASDAQ Stock Market related to public companies with securities listed on the NASDAQ Global Select Market in order for the Company and its BUCs to comply with these rules.  Among other things, a majority of the Board of Managers of Burlington consists of managers who meet the definitions of independence under the rules of the SEC and the NASDAQ Stock Market.  These independent managers are Patrick J. Jung, Mariann Byerwalter, Martin A. Massengale, Clayton Yeutter, and William S. Carter.  During 2013, the Partnership paid Burlington a total of $206,500 in order to reimburse it for a portion of the fees it pays to these five independent managers as consideration for their services for Partnership matters.  We did not pay any other compensation of any nature to any of the managers of Burlington or reimburse Burlington for any other amounts representing compensation to its Board of Managers.

The following table sets forth the total compensation paid to the Managers of Burlington in fiscal 2013 for their services to the Partnership.

Manager Compensation

Name	Total Fees Earned or Paid in Cash ($)
Michael B. Yanney	—
Lisa Y. Roskens	—
Mariann Byerwalter	38,500
Dr. William S. Carter	42,000
Patrick J. Jung	45,500
George H. Krauss	—
Dr. Martin A. Massengale	42,000
Dr. Gail Walling Yanney	—
Clayton K. Yeutter	38,500

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a)  No person is known by the Partnership to own beneficially more than 5% of the Partnership's BUCs.

(b)  Mr. Hiatt is the only executive officer of the Partnership. The other persons constituting management of the Partnership are officers and managers of Burlington.  The following table and notes set forth information with respect to the beneficial ownership of the Partnership's BUCs by Mr. Hiatt and each of the Managers and executive officers of Burlington and by such persons as a group.  Unless otherwise indicated, the information is as of December 31, 2013, and is based upon information furnished to us by such persons.  Unless otherwise noted, all persons listed in the following table have sole voting and investment power over the BUCs they beneficially own and own such BUCs directly.  For purposes of this table, the term “beneficial owner” means any person who, directly or indirectly, has the power to vote, or to direct the voting of, a BUC or the power to dispose, or to direct the disposition of, a BUC or has the right to acquire BUCs within 60 days. The percentages in the table below are based on 60,252,928 issued and outstanding BUCs as of February 21, 2014.

Name	Number of BUCs Beneficially Owned	Percent of Class
Michael B. Yanney, Chairman Emeritus and Manager of Burlington	423,710 (1)	*
Lisa Y. Roskens, Chairman, President, Chief Executive Officer and Manager of Burlington	409,710 (2)	*
Mark A. Hiatt, Chief Executive Officer of the Partnership	49,135	*
Timothy Francis, Chief Financial Officer of Burlington	950	*
Mariann Byerwalter, Manager of Burlington	—	—
Dr. William S. Carter, Manager of Burlington	—	—
Patrick J. Jung, Manager of Burlington	7,200	*
George H. Krauss, Manager of Burlington	173,697	*
Dr. Martin A. Massengale, Manager of Burlington	1,500	*
Dr. Gail Walling Yanney, Manager of Burlington	423,710 (3)	1%
Clayton K. Yeutter, Manager of Burlington	2,000	*
All current executive officers and Managers of Burlington as a group (11 persons)	658,192	1%
*denotes ownership of less than 1%.

(1) Amount includes 409,710 BUCs held by the Burlington Capital Group LLC.  Mr. Yanney has a beneficial ownership interest in, and is a Manager and Chairman Emeritus of the Burlington Capital Group, LLC and is deemed to have a pecuniary interest in the Beneficial Unit Certificates due to his ownership interest in The Burlington Capital Group, LLC.
(2)  Consists of 409,710 BUCs held by the Burlington Capital Group LLC.  Ms. Roskens has a beneficial ownership interest in, and is a Manager, Chairman, President, and Chief Executive Officer of the Burlington Capital Group, LLC and is deemed to have a pecuniary interest in the Beneficial Unit Certificates due to her ownership interest in The Burlington Capital Group, LLC.
(3) Amount includes 409,710 BUCs held by the Burlington Capital Group LLC.  Dr. Yanney has a beneficial ownership interest in, and is a Manager of the Burlington Capital Group, LLC and is deemed to have a pecuniary interest in the Beneficial Unit Certificates due to her ownership interest in The Burlington Capital Group, LLC.

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

Except as described in Note 14 to the Company's Financial Statements filed in response to Item 8 of this report, the Partnership is not a party to any transaction or proposed transaction with AFCA 2, Burlington or with any person who is: (i) a manager or executive officer of Burlington or any general partner of AFCA 2; (ii) a nominee for election as a manager of Burlington; (iii) an owner of more than five percent of the BUCs; or, (iv) a member of the immediate family of any of the foregoing persons. The disclosures set forth in Note 14 of the Company’s financial statements filed in response to Item 8 of this report are incorporated by reference herein.

For the identification of the members of Burlington’s Board of Managers who are independent under the applicable SEC and NASDAQ requirements, see the disclosures in “Item 10. Directors, Executive Officers and Corporate Governance” of this annual report on Form 10-K, which are incorporated by reference herein.

Item 14.  Principal Accountant Fees and Services.

The Audit Committee of Burlington has engaged Deloitte & Touche LLP as the independent registered public accounting firm for the Company. The Audit Committee regularly reviews and determines whether any non-audit services provided by Deloitte & Touche LLP potentially affects their independence with respect to the Company. The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by Deloitte & Touche LLP. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered, and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management provides annual updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date. During 2013 and 2012, all services performed by Deloitte & Touche LLP, with respect to the Partnership, were pre-approved by the Audit Committee in accordance with this policy.

The following table sets forth the aggregate fees billed by Deloitte & Touche LLP with respect to audit and non-audit services for the Company during the years ended December 31, 2013 and 2012:

	2013	2012
Audit Fees (1)	$378,199	$349,195
Audit-Related Fees (2)	95,250	84,380
Tax Fees (3)	1,722	8,925
All Other Fees	—	—

(1)
Audit Fees- Includes fees and expenses for professional services rendered for the audit of the Company's annual financial statements and internal control over financial reporting and reviews of the financial statements included in the Company's quarterly reports on Form 10-Q during 2013 and 2012.

(2)
Audit-Related Fees - Includes services associated with registration statements, periodic reports and other documents filed with the Securities and Exchange Commission or other documents issued in connection with securities offerings, such as consents.

(3)	Tax Fees - Includes fees and expenses for the professional services rendered for the preparation and review of tax returns.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)  The following documents are filed as part of this report:

1.  Financial Statements. The following financial statements of the Company are included in response to Item 8 of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets of the Company as of December 31, 2013 and 2012.

Consolidated Statements of Operations of the Company for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Comprehensive Income (Loss) of the Company for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Partners' Capital of the Company for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Cash Flows of the Company for the years ended December 31, 2013, 2012 and 2011.

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

3.   Exhibits.  The following exhibits are filed as required by Item 15(a)(3) of this report.  Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

3.1 Certificate of Limited Partnership of America First Tax Exempt Investors, L.P. (incorporated herein by reference to Exhibit 3.1 to Form 8-K (No. 000-24843), filed by the Partnership on November 12, 2013).

3.2 Amendment to the Certificate of Limited Partnership, effective November 12, 2013 (incorporated herein by reference to Exhibit 3.2 to Form 8-K (No. 000-24843), filed by the Partnership on November 12, 2013).

3.3 Agreement of Limited Partnership of the Partnership dated October 1, 1998 (incorporated herein by reference to Exhibit 4.2 to Registration Statement on Form S-3 (Reg. No. 333-191014) filed by the Partnership on September 5, 2013).

3.4 Amendment to Agreement of Limited Partnership of the Partnership dated November 12, 2013 (incorporated herein by reference to Exhibit 3.4 to Form 8-K (No. 000-24843), filed by the Partnership on November 12, 2013).

3.5  Articles of Incorporation and Bylaws of America First Fiduciary Corporation Number Five (incorporated herein by reference to Registration Statement on Form S-11 (No. 2-99997) filed by America First Tax Exempt Mortgage Fund Limited Partnership on August 30, 1985).

4.1  Form of Beneficial Unit Certificate of the Partnership (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010.

4.2  Agreement of Limited Partnership of the Partnership (incorporated herein by reference to the Amended Annual Report on Form 10-K (No. 000-24843), filed by the Partnership on June 28, 1999).

4.3  Amended Agreement of Merger, dated June 12, 1998, between the Partnership and America First Tax Exempt Mortgage Fund Limited Partnership (incorporated herein by reference to Exhibit 4.3 to Amendment No. 3 to Registration Statement on Form S-4 (No. 333-50513) filed by the Partnership on September 14, 1998).

10.1 Sale and Assignment Agreement by and between the Registrant and ATAX TEBS I, LLC, dated September 1, 2010 (incorporated by reference herein to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010)
10.2 Custody Agreement by and between ATAX TEBS I, LLC and The Bank of New York Mellon Trust, N.A., dated September 1, 2010 (incorporated by reference herein to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010).
10.3 Bond Exchange, Reimbursement, Pledge and Security Agreement by and between ATAX TEBS I, LLC and Federal Home Loan Mortgage Corporation, dated September 1, 2010 (incorporated by reference herein to Exhibit 10.3 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010).
10.4 Series Certificate Agreement by and between Federal Home Loan Mortgage Corporation, in its corporate capacity, and Federal Home Loan Mortgage Corporation, in its capacity as Administrator, dated September 1, 2010 with respect to Freddie Mac Multifamily Variable Rate Certificates Series M024 (incorporated by reference herein to Exhibit 10.4 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010).
10.5 The Limited Support Agreement between the Registrant and Federal Home Loan Mortgage Corporation, dated as of September 1, 2010 (incorporated by reference herein to Exhibit 10.5 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010).
10.6 Rate Cap Agreement between ATAX TEBS I, LLC and Barclays Bank, PLC, dated as of September 1, 2010 (incorporated by reference herein to Exhibit 10.6 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010).
10.7 Rate Cap Agreement between ATAX TEBS I, LLC and Bank of The New York Mellon dated as of September 1, 2010 (incorporated by reference herein to Exhibit 10.7 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010).
10.8 Rate Cap Agreement between ATAX TEBS I, LLC and Royal Bank of Canada, dated as of September 1, 2010 (incorporated by reference herein to Exhibit 10.8 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010).
10.9 Investment Placement Agreement, dated June 15, 2012, between the Company and America First Capital Associates Limited Partnership Two (incorporated by reference herein to Exhibit 10.1 to Form 10-Q (No. 000-24843), filed by the Partnership on August 8, 2012).
10.10 Investment Placement Agreement, dated June 29, 2012, between the Company and America First Capital Associates Limited Partnership Two (incorporated by reference herein to Exhibit 10.1 to Form 10-Q (No. 000-24843), filed by the Partnership on November 9, 2012).
10.11 Investment Placement Agreement, dated October 1, 2012, between the Company and America First Capital Associates Limited Partnership Two
10.12 Developer and Construction Manager Agreement dated April 2, 2013 by and among America First Real Estate Group, LLC, America First Construction Services, LLC, and AF-18R-Lincoln, LLC (incorporated herein by reference to Exhibit 10.1 to Form 10-Q (No. 000-24843), filed by the Partnership on August 9, 2013).
10.13 Underwriting Agreement dated May 30, 2012, among Deutsche Bank Securities Inc. and RBC Capital Markets, LLC, as representatives of the underwriters named therein, and the Partnership (incorporated herein by reference to Exhibit 1.1 to Form 8-K (No. 000-24843), filed by the Partnership on May 31, 2012).

10.14 Underwriting Agreement dated November 26, 2013 between Deutsche Bank Securities Inc., as representative of the underwriters named therein, and the Partnership (incorporated herein by reference to Exhibit 1.1 to Form 8-K (No. 000-24843), filed by the Partnership on November 26, 2013).

10.15 Underwriting Agreement dated January 28, 2014 between Deutsche Bank Securities Inc., as representative of the underwriters named therein, and the Partnership (incorporated herein by reference to Exhibit 1.1 to Form 8-K (No. 000-24843), filed by the Partnership on January 28, 2014).

21 Listing of Subsidiaries

23.1  Consent of Deloitte & Touche LLP.

24.1  Powers of Attorney.

31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 The following materials from the Partnership's Annual Report on Form 10-K for the year ended December 31, 2013 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) the  Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011, (iii) the  Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012, and 2011, (iv) the Consolidated Statements of Partners' Capital for the years ended December 31, 2013, 2012,and 2011, (v)the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011 and (vi) Notes to Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
By	America First Capital Associates
Limited Partnership Two,
General Partner of the Partnership

By	The Burlington Capital Group LLC,
General Partner of
America First Capital Associates
Limited Partnership Two

Date:	March 7, 2014
By	/s/ Mark A. Hiatt
Mark A. Hiatt
Chief Executive Officer
America First Multifamily Investors, L.P.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 7, 2014	By	/s/ Michael B. Yanney*
Michael B. Yanney,
Chairman Emeritus of the Board and
Manager of Burlington Capital Group LLC

Date:	March 7, 2014	By	/s/ Lisa Y. Roskens*
Lisa Y. Roskens
Chairman of the Board, President, Chief Executive Offer and
Manager of Burlington Capital Group LLC

Date:	March 7, 2014	By	/s/ Mark A. Hiatt
Mark A. Hiatt,
Chief Executive Officer of the Registrant
(Principal Executive Officer)

Date:	March 7, 2014	By	/s/ Timothy Francis
Timothy Francis,
Chief Financial Officer of The Burlington Capital Group LLC
(Principal Financial Officer and Principal Accounting Officer)

Date:	March 7, 2014	By	/s/ Mariann Byerwalter*
Mariann Byerwalter,
Manager of The Burlington Capital Group LLC

Date:	March 7, 2014	By	/s/ William S. Carter*
William S. Carter,
Manager of The Burlington Capital Group LLC

Date:	March 7, 2014	By	/s/ Patrick J. Jung*
Patrick J. Jung,
Manager of The Burlington Capital Group LLC

Date:	March 7, 2014	By	/s/ George H. Krauss*
George H. Krauss,
Manager of The Burlington Capital Group LLC

Date:	March 7, 2014	By	/s/ Martin A. Massengale*
Martin A. Massengale,
Manager of The Burlington Capital Group LLC

Date:	March 7, 2014	By	/s/ Gail Walling Yanney*
Gail Walling Yanney,
Manager of The Burlington Capital Group LLC

Date:	March 7, 2014	By	/s/ Clayton K. Yeutter*
Clayton K. Yeutter,
Manager of The Burlington Capital Group LLC

*By Timothy Francis,
Attorney-in-Fact

By /s/ Timothy Francis
Timothy Francis