Form 10-Q
period 2014-03-31
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2014-05-08
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1A	Risk Factors	61
Item 6	Exhibits	61

SIGNATURES	62

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

These forward-looking statements are subject to various risks and uncertainties, including those relating to:

•	current maturities of our financing arrangements and our ability to renew or refinance such financing arrangements;

•	defaults on the mortgage loans securing our mortgage revenue bonds and mortgage-backed securities;

•	risks associated with investing in multifamily apartments, including changes in business conditions and the general economy;

•	changes in short-term interest rates;

•	our ability to use borrowings to finance our assets;

•	current negative economic and credit market conditions

•	changes in the United States Department of Housing and Development Capital Fund Program; and

•	changes in government regulations affecting our business;

Other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under the headings “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in Item 1A of Part II of this document.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$46,698,901	$11,318,015
Restricted cash	4,131,477	6,845,543
Interest receivable	11,549,123	9,536,515
Mortgage revenue bonds held in trust, at fair value (Notes 4 & 10)	232,276,390	216,371,801
Mortgage revenue bonds, at fair value (Note 4)	84,195,337	68,946,370
Public housing capital fund trusts, at fair value (Note 5)	62,070,540	62,056,379
Mortgage-backed securities, at fair value (Note 6)	39,922,601	37,845,661
Real estate assets: (Note 7)
Land and improvements	11,081,992	11,081,992
Buildings and improvements	120,982,988	111,195,695
Real estate assets before accumulated depreciation	132,064,980	122,277,687
Accumulated depreciation	(20,368,846)	(19,128,753)
Net real estate assets	111,696,134	103,148,934
Other assets (Note 8)	18,342,083	18,163,814
Total Assets	$610,882,586	$534,233,032

Liabilities
Accounts payable, accrued expenses and other liabilities	$6,733,498	$5,450,694
Distribution payable	8,295,024	6,446,076
Debt financing (Note 10)	257,511,000	257,274,000
Mortgages payable (Note 11)	64,950,092	57,087,320
Bond purchase commitment - fair market value adjustment (Notes 4 & 16)	1,362,940	4,852,177
Total Liabilities	338,852,554	331,110,267

Commitments and Contingencies (Note 16)

Partners' Capital
General Partner (Note 2)	193,195	16,671
Beneficial Unit Certificate holders	292,416,929	223,573,312
Unallocated deficit of Consolidated VIEs	(20,568,667)	(20,455,896)
Total Partners' Capital	272,041,457	203,134,087
Noncontrolling interest (Note 7)	(11,425)	(11,322)
Total Capital	272,030,032	203,122,765
Total Liabilities and Partners' Capital	$610,882,586	$534,233,032

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended,
	March 31, 2014	March 31, 2013
Revenues:
Property revenues	$3,951,216	$3,732,807
Investment income	6,205,558	7,716,617
Gain on mortgage revenue bond redemption	2,835,243	—
Other interest income	208,823	1,244,985
Other income	—	250,000
Total revenues	13,200,840	12,944,409
Expenses:
Real estate operating (exclusive of items shown below)	2,100,293	2,057,036
Provision for loss on receivables	—	238,175
Depreciation and amortization	1,613,346	1,581,376
Interest	2,169,549	1,536,273
General and administrative	1,270,926	970,491
Total expenses	7,154,114	6,383,351
Income from continuing operations	6,046,726	6,561,058
Income from discontinued operations (including gain on sale of MF Properties of $1,775,527 in 2013)	—	1,933,019
Net income	6,046,726	8,494,077
Net (loss) income attributable to noncontrolling interest	(103)	172,651
Net income - America First Mulitfamily Investors, L.P.	$6,046,829	$8,321,426

Net income (loss) allocated to:
General Partner	$742,055	$511,751
Limited Partners - Unitholders	5,417,545	8,050,634
Unallocated loss of Consolidated Property VIEs	(112,771)	(240,959)
Noncontrolling interest	(103)	172,651
	$6,046,726	$8,494,077
Unitholders' interest in net income per unit (basic and diluted):
Income from continuing operations	$0.10	$0.15
Income from discontinued operations	—	0.04
Net income, basic and diluted, per unit	$0.10	$0.19
Distributions declared, per unit	$0.125	$0.125
Weighted average number of units outstanding, basic and diluted	56,919,595	42,772,928

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended,
	March 31, 2014	March 31, 2013
Net income	$6,046,726	$8,494,077
Unrealized gain on securities	18,041,725	2,800,619
Unrealized gain (loss) on bond purchase commitments	3,489,237	—
Comprehensive income - America First Multifamily Investors, L.P.	$27,577,688	$11,294,696

Comprehensive (loss) income allocated to:
General Partner	$957,364	$539,757
Limited Partners - Unitholders	26,733,198	10,823,247
Unallocated loss of Consolidated Property VIEs	(112,771)	(240,959)
Noncontrolling interest	(103)	172,651
Comprehensive income - America First Multifamily Investors, L.P.	$27,577,688	$11,294,696

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2014 and 2013
(UNAUDITED)

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non- controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$16,671	51,052,928	$223,573,312	$(20,455,896)	$(11,322)	$203,122,765	$(20,128,314)
Sale of beneficial unit certificates		9,200,000	51,367,692			51,367,692
Redemption of mortgage revenue bond	(17,431)		(1,725,657)			(1,743,088)	(1,743,088)
Distributions paid or accrued	(763,409)		(7,531,616)	—	—	(8,295,025)	—
Net income (loss)	742,055		5,417,545	(112,771)	(103)	6,046,726	—
Unrealized gain on securities	180,417		17,861,308	—	—	18,041,725	18,041,725
Unrealized gain (loss) on bond purchase commitment	34,892		3,454,345	—	—	3,489,237	3,489,237
Balance at March 31, 2014	$193,195	60,252,928	$292,416,929	$(20,568,667)	$(11,425)	$272,030,032	$(340,440)

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non- controlling Interest	Total	Accumulated Other Comprehensive Income
Balance at January 1, 2013	$(430,087)	42,772,928	$207,383,087	$(25,035,808)	$2,053,739	$183,970,931	$7,161,381
Deconsolidation of Ohio Properties	14,064		1,392,303		(1,012,966)	393,401	1,406,367
Distributions paid or accrued	(54,006)		(5,346,616)			(5,400,622)
Net income (loss)	511,751		8,050,634	(240,959)	172,651	8,494,077	—
Unrealized gain on securities	28,006		2,772,613	—	—	2,800,619	2,800,619
Balance at March 31, 2013	$69,728	42,772,928	$214,252,021	$(25,276,767)	$1,213,424	$190,258,406	$11,368,367

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For Three Months Ended,
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net income	$6,046,726	$8,494,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,613,346	1,585,605
Provision for loss from receivables	—	238,175
Non-cash loss on derivatives	182,597	104,658
Bond premium/discount amortization	(62,008)	(83,638)
Gain on mortgage revenue bond redemption	(2,835,243)	—
Gain on the sale of discontinued operations	—	(1,775,527)
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(2,012,608)	(2,616,713)
Decrease (increase) in other assets	1,147,599	(652,147)
Decrease in accounts payable and accrued expenses	(2,192,953)	(2,248,190)
Net cash provided operating activities	1,887,456	3,046,300
Cash flows from investing activities:
Capital expenditures	(6,323,590)	(1,645,272)
Acquisition of mortgage revenue bonds	(34,778,800)	(38,400,000)
Purchase of rate derivative	(391,500)	—
Proceeds from the mortgage revenue bond redemption	18,744,294	—
Restricted cash - debt collateral released	2,000,000	644,833
Principal payments received on mortgage revenue bonds	1,778,734	684,763
(Increase) decrease in restricted cash	(73,820)	137,443
Proceeds from the sale of discontinued operations	—	16,195,000
Investment in bonds due to the sale recognition of discontinued operations	—	(18,313,000)
Cash received from taxable property loans receivable - Ohio Properties	—	4,064,089
Change in restricted cash - Greens Property sale	—	2,097,691
Acquisition of mortgage-backed securities	—	(2,557,373)
Acquisition of taxable bonds	—	(804,000)
Net cash used by investing activities	(19,044,682)	(37,895,826)
Cash flows from financing activities:
Distributions paid	(6,446,077)	(5,566,909)
Net proceeds from the sale of beneficial unit certificates	51,367,692	—
Proceeds from debt financing	17,250,000	16,705,000
Principal borrowings on mortgages payable	7,976,690	7,500,000
Principal payments on debt financing	(17,013,000)	(562,486)
Principal payments on mortgages payable	(113,919)	—
Increase (decrease) in liabilities related to restricted cash	73,820	(137,443)
Debt financing costs	(557,094)	(32,942)
Net cash provided by financing activities	52,538,112	17,905,220
Net increase (decrease) in cash and cash equivalents	35,380,886	(16,944,306)
Cash and cash equivalents at beginning of period, including cash and cash equivalents of discontinued operations of $0 and $158,727, respectively	11,318,015	30,331,500
Cash and cash equivalents at end of period, including cash and cash equivalents of discontinued operations of $0 and $50,882, respectively	$46,698,901	$13,387,194

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)

	For Three Months Ended,
	March 31, 2014	March 31, 2013
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,798,217	$1,286,483
Distributions declared but not paid	$8,295,025	$5,400,622
Supplemental disclosure of non cash activities:
Cash borrowed for financing costs	$—	$115,900
Capital expenditures financed through accounts and notes payable	$3,475,757	$2,006,159
Deconsolidation of the discontinued operations - noncontrolling interest	$—	$1,012,966
Recognition of taxable property loans receivable - discontinued operations	$—	$1,236,236

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(UNAUDITED)

1.  Basis of Presentation

General

America First Multifamily Investors, L.P. (the “Partnership”) was formed on April 2, 1998, under the Delaware Revised Uniform Limited Partnership Act for the primary purpose of acquiring, holding, selling and otherwise dealing with a portfolio of mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential properties.  The Partnership expects and believes the interest earned on these mortgage revenue bonds is excludable from gross income for federal income tax purposes.  As a result, most of the income earned by the Partnership is exempt from federal income taxes.  The Partnership may also invest in other types of securities that may or may not be secured by real estate and may make taxable property loans secured by multifamily properties which are financed by mortgage revenue bonds held by the Partnership.  The Partnership generally does not seek to acquire direct interests in real property as long term or permanent investments.  The Partnership may, however, acquire real estate securing its mortgage revenue bonds or taxable mortgage loans through foreclosure in the event of a default.  In addition, the Partnership may acquire interests in multifamily apartment properties (“MF Properties”) in order to position itself for future investments in mortgage revenue bonds issued to finance these properties. The Partnership expects to sell its interest in these MF Properties in connection with the future syndication of low income housing tax credits under Section 42 of the Internal Revenue Code ("LIHTCs") or to a tax-exempt organization and to acquire mortgage revenue bonds on these properties to provide debt financing to the new owners.

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

Stand alone financial information of the Partnership reported in this Form 10-Q includes only the assets, liabilities, and results of operations of the Partnership and its Consolidated Subsidiaries (hereafter the “Partnership”) without the Consolidated VIEs.  In the Company’s consolidated financial statements, all transactions and accounts between the Partnership, the Consolidated Subsidiaries and the Consolidated VIEs have been eliminated in consolidation.  The Partnership does not believe that the consolidation of VIEs for reporting under accounting principles generally accepted in the United States of America (“GAAP”) affects the Partnership’s status as a partnership for federal income tax purposes or the status of unitholders as partners of the Partnership, the treatment of the mortgage revenue bonds on the properties owned by Consolidated VIEs as debt, the nature of the interest payments, which it believes to be tax-exempt, received on the mortgage revenue bonds secured by the properties owned by Consolidated VIEs or the manner in which the Partnership’s income is reported to unitholders on IRS Form K-1.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The accompanying interim unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. These condensed consolidated financial statements and notes have been prepared consistently with the 2013 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2014, and the results of operations for the interim periods presented have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

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

3.  Variable Interest Entities

The Partnership invests in mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  The Partnership owns 100% of these mortgage revenue bonds and each bond is secured by a first mortgage on the property.  In certain cases, the Partnership has also made taxable property loans to the property owners which are secured by second mortgages on these properties.  Although each multifamily property financed with mortgage revenue bonds held by the Partnership is owned by a separate entity in which the Partnership has no equity ownership interest, the debt financing provided by the Partnership creates a variable interest in these ownership entities that may require the Partnership to report the assets, liabilities, and results of operations of these entities on a consolidated basis under GAAP.

At March 31, 2014 and December 31, 2013, the Partnership determined that four of the entities financed by mortgage revenue bonds owned by the Partnership were held by VIEs.  These VIEs were Ashley Square, Bent Tree, Cross Creek, and Fairmont Oaks. The Partnership then determined that it is the primary beneficiary of two of these VIEs; Bent Tree and Fairmont Oaks and has continued to consolidate these entities. As of March 31, 2013, a fifth entity, Lake Forest, which is also financed by a mortgage revenue bond owned by the Partnership, was held by a VIE. Effective December 1, 2013, the ownership of Lake Forest became a not-for-profit entity and Lake Forest ceased to be reported as a Consolidated VIE.

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

Consolidated VIEs

In determining the primary beneficiary of these VIEs, the Partnership considers the activities of the VIE which most significantly impact the VIEs' economic performance, who has the power to control such activities, the risks which the entities were designed to create, the variability associated with those risks and the interests which absorb such variability.  The Partnership also considers the related party relationship of the entities involved in the VIEs.  At March 31, 2014 and December 31, 2013, the Partnership determined it is the primary beneficiary of the Bent Tree and Fairmont Oaks VIEs. The capital structure of Bent Tree and Fairmont Oaks VIEs consists of senior debt, subordinated debt, and equity capital. The senior debt is in the form of a mortgage revenue bond and accounts for the majority of the VIEs' total capital. As the bondholder, the Partnership is entitled to principal and interest payments and has certain protective rights as established by the bond documents. The equity ownership of the consolidated VIEs is ultimately held by corporations which are owned by four individuals, two of which are related parties.  Additionally, each of these properties is managed by an affiliate of the Partnership, America First Properties Management Company, LLC (“Properties Management”) which is an affiliate of Burlington Capital Group, LLC ("Burlington").

Non-Consolidated VIEs

The Company did not consolidate two VIE entities, Ashley Square and Cross Creek as of March 31, 2014 based on its determination of the primary beneficiary of these two VIE entities. As discussed below, while the capital structures of these VIEs resulted in the Partnership holding a majority of the variable interests in these VIEs, the Partnership determined it does not have the power to direct the activities of these VIEs that most significantly impact the VIEs’ economic performance and, as a result, is not the primary beneficiary of these VIEs.

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

The following table presents information regarding the carrying value and classification of the assets held by the Partnership as of March 31, 2014 which constitute a variable interest in Ashley Square and Cross Creek.

	Balance Sheet Classification	Carrying Value	Maximum Exposure to Loss
Ashley Square Apartments
Mortgage Revenue Bond	Bond Investment	$5,406,732	$5,200,000
Taxable Property Loan	Other Asset	1,482,000	7,131,757
		$6,888,732	$12,331,757
Cross Creek Apartments
Mortgage Revenue Bond	Bond Investment	$7,927,142	$6,050,941
Taxable Property Loans	Other Asset	3,490,615	3,490,615
		$11,417,757	$9,541,556

The mortgage revenue bonds are classified on the balance sheet as available for sale investments and are carried at fair value while taxable property loans are presented on the balance sheet as Other assets and are carried at the unpaid principal and interest less any loan loss reserves.  See Note 4 for additional information regarding the mortgage revenue bonds and Note 8 for additional information regarding the taxable property loans.  The maximum exposure to loss for the mortgage revenue bonds is equal to the unpaid principal balance as of March 31, 2014.  The difference between the mortgage revenue bond's carrying value and the maximum exposure to loss is a function of the fair value of the bond.  The difference between the taxable property loan's carrying value and the maximum exposure is the value of loan loss reserves that have been previously recorded against the outstanding taxable property loan balances.

The following tables present the effects of the consolidation of the Consolidated VIEs on the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

Condensed Consolidating Balance Sheets as of March 31, 2014 and December 31, 2013:

	Partnership as of March 31, 2014	Consolidated VIEs as of March 31, 2014	Consolidation -Elimination as of March 31, 2014	Total as of March 31, 2014
Assets
Cash and cash equivalents	$46,664,860	$34,041	$—	$46,698,901
Restricted cash	3,687,282	444,195	—	4,131,477
Interest receivable	16,617,934	—	(5,068,811)	11,549,123
Mortgage revenue bonds held in trust, at fair value	247,639,148	—	(15,362,758)	232,276,390
Mortgage revenue bonds, at fair value	84,195,337	—	—	84,195,337
Public housing capital fund trusts, at fair value	62,070,540	—	—	62,070,540
Mortgage-backed securities, at fair value	39,922,601	—	—	39,922,601
Real estate assets:
Land and improvements	9,245,592	1,836,400	—	11,081,992
Buildings and improvements	100,012,852	20,970,136	—	120,982,988
Real estate assets before accumulated depreciation	109,258,444	22,806,536	—	132,064,980
Accumulated depreciation	(10,403,003)	(9,965,843)	—	(20,368,846)
Net real estate assets	98,855,441	12,840,693	—	111,696,134
Other assets	24,419,708	412,541	(6,490,166)	18,342,083
Total Assets	$624,072,851	$13,731,470	$(26,921,735)	$610,882,586

Liabilities
Accounts payable, accrued expenses and other liabilities	$6,416,132	$20,829,342	$(20,511,976)	$6,733,498
Distribution payable	8,295,024	—	—	8,295,024
Debt financing	257,511,000	—	—	257,511,000
Mortgages payable	64,950,092	14,858,000	(14,858,000)	64,950,092
Bond purchase commitment - fair market value adjustment	1,362,940	—	—	1,362,940
Total Liabilities	338,535,188	35,687,342	(35,369,976)	338,852,554
Partners' Capital
General Partner	193,195	—	—	193,195
Beneficial Unit Certificate holders	285,355,893	—	7,061,036	292,416,929
Unallocated deficit of Consolidated VIEs	—	(21,955,872)	1,387,205	(20,568,667)
Total Partners' Capital	285,549,088	(21,955,872)	8,448,241	272,041,457
Noncontrolling interest	(11,425)	—	—	(11,425)
Total Capital	285,537,663	(21,955,872)	8,448,241	272,030,032
Total Liabilities and Partners' Capital	$624,072,851	$13,731,470	$(26,921,735)	$610,882,586

	Partnership as of December 31, 2013	Consolidated VIEs as of December 31, 2013	Consolidation -Elimination as of December 31, 2013	Total as of December 31, 2013
Assets
Cash and cash equivalents	$11,292,039	$25,976	$—	$11,318,015
Restricted cash	6,344,666	500,877	—	6,845,543
Interest receivable	14,357,065	—	(4,820,550)	9,536,515
Mortgage revenue bonds held in trust, at fair value	230,885,864	—	(14,514,063)	216,371,801
Mortgage revenue bonds, at fair value	68,946,370	—	—	68,946,370
Public housing capital fund trusts, at fair value	62,056,379	—	—	62,056,379
Mortgage-backed securities, at fair value	37,845,661	—	—	37,845,661
Real estate assets:
Land and improvements	9,245,592	1,836,400	—	11,081,992
Buildings and improvements	90,253,256	20,942,439	—	111,195,695
Real estate assets before accumulated depreciation	99,498,848	22,778,839	—	122,277,687
Accumulated depreciation	(9,386,811)	(9,741,942)	—	(19,128,753)
Net real estate assets	90,112,037	13,036,897	—	103,148,934
Other assets	24,413,077	456,087	(6,705,350)	18,163,814
Total Assets	$546,253,158	$14,019,837	$(26,039,963)	$534,233,032

Liabilities
Accounts payable, accrued expenses and other liabilities	$4,963,653	$20,634,613	$(20,147,572)	$5,450,694
Distribution payable	6,446,076	—	—	6,446,076
Debt financing	257,274,000	—	—	257,274,000
Mortgages payable	57,087,320	14,897,000	(14,897,000)	57,087,320
Bond purchase commitment at fair value	4,852,177	—	—	4,852,177
Total Liabilities	330,623,226	35,531,613	(35,044,572)	331,110,267
Partners' Capital
General Partner	16,671	—	—	16,671
Beneficial Unit Certificate holders	215,624,583	—	7,948,729	223,573,312
Unallocated deficit of Consolidated VIEs	—	(21,511,776)	1,055,880	(20,455,896)
Total Partners' Capital	215,641,254	(21,511,776)	9,004,609	203,134,087
Noncontrolling interest	(11,322)	—	—	(11,322)
Total Capital	215,629,932	(21,511,776)	9,004,609	203,122,765
Total Liabilities and Partners' Capital	$546,253,158	$14,019,837	$(26,039,963)	$534,233,032

Condensed Consolidating Statements of Operations for the three months ended March 31, 2014 and 2013:

	Partnership For the Three Months Ended March 31, 2014	Consolidated VIEs For the Three Months Ended March 31, 2014	Consolidation -Elimination For the Three Months Ended March 31, 2014	Total For the Three Months Ended March 31, 2014
Revenues:
Property revenues	$3,150,344	$800,872	$—	$3,951,216
Investment income	6,438,835	—	(233,277)	6,205,558
Gain on mortgage revenue bond redemption	2,835,243			2,835,243
Other interest income	208,823	—	—	208,823
Total revenues	12,633,245	800,872	(233,277)	13,200,840
Expenses:
Real estate operating (exclusive of items shown below)	1,650,647	449,646	—	2,100,293
Depreciation and amortization	1,382,626	237,440	(6,720)	1,613,346
Interest	2,169,549	557,884	(557,884)	2,169,549
General and administrative	1,270,926	—	—	1,270,926
Total expenses	6,473,748	1,244,970	(564,604)	7,154,114
Net income (loss)	6,159,497	(444,098)	331,327	6,046,726
Net loss attributable to noncontrolling interest	(103)	—	—	(103)
Net income (loss) - America First Multifamily Investors, L. P.	$6,159,600	$(444,098)	$331,327	$6,046,829

	Partnership For the three months Ended March 31, 2013	Consolidated VIEs For the three months Ended March 31, 2013	Consolidation -Elimination For the three months Ended March 31, 2013	Total For the three months Ended March 31, 2013
Revenues:
Property revenues	$2,519,738	$1,213,069	$—	$3,732,807
Investment income	8,094,326	—	(377,709)	7,716,617
Other interest income	1,244,985	—	—	1,244,985
Other income	250,000	—	—	250,000
Total revenues	12,109,049	1,213,069	(377,709)	12,944,409
Expenses:
Real estate operating (exclusive of items shown below)	1,323,634	733,402	—	2,057,036
Provision for loss on receivables	238,175	—	—	238,175
Depreciation and amortization	1,238,459	353,736	(10,819)	1,581,376
Interest	1,536,273	819,163	(819,163)	1,536,273
General and administrative	970,491	—	—	970,491
Total expenses	5,307,032	1,906,301	(829,982)	6,383,351
Income (loss) from continuing operations	6,802,017	(693,232)	452,273	6,561,058
Income (loss) from discontinued operations (including gain on sale of MF Properties of $1,775,527 in 2013)	1,933,019	—	—	1,933,019
Net income (loss)	8,735,036	(693,232)	452,273	8,494,077
Net income attributable to noncontrolling interest	172,651	—	—	172,651
Net income (loss) - America First Multifamily Investors, L. P.	$8,562,385	$(693,232)	$452,273	$8,321,426

4.  Investments in Mortgage Revenue Bonds

The mortgage revenue bonds owned by the Company have been issued to provide construction and/or permanent financing of multifamily residential properties and do not include the mortgage revenue bonds issued with respect to properties owned by Consolidated VIEs at March 31, 2014 and December 31, 2013. Mortgage revenue bonds are either held directly by the Company or are held in trusts created in connection with debt financing transactions (Note 10). The Company had the following investments in mortgage revenue bonds as of dates shown:

	March 31, 2014
Description of Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Arbors at Hickory Ridge (2)	$11,574,890	$878,024	$—	$12,452,914
Ashley Square (1)	5,200,000	206,732	—	5,406,732
Autumn Pines (2)	12,158,034	670,625	—	12,828,659
Avistar at Chase Hill A Bond (2)	8,960,000	—	(381,248)	8,578,752
Avistar at the Crest A Bond (2)	8,759,000	—	(372,695)	8,386,305
Avistar at the Oaks (2)	8,354,000	—	(368,497)	7,985,503
Avistar in 09 (2)	7,192,000	—	(133,697)	7,058,303
Avistar on the Boulevared A Bond (2)	13,760,000	—	(101,136)	13,658,864
Avistar on the Hills (2)	5,389,000	59,570	—	5,448,570
Bella Vista (1)	6,545,000	—	(134,434)	6,410,566
Bridle Ridge (1)	7,685,000	—	(104,439)	7,580,561
Brookstone (1)	7,465,447	1,065,045	—	8,530,492
Cross Creek (1)	6,050,941	1,876,201	—	7,927,142
Decatur-Angle (2)	23,000,000		(1,201,060)	21,798,940
Greens Property A Bonds (2)	8,420,000	190,568	—	8,610,568
Lake Forest (1)	8,970,000	388,412	—	9,358,412
Ohio Properties A Bonds (1)	14,477,000	847,175	—	15,324,175
Runnymede (1)	10,525,000	144,403	—	10,669,403
Southpark (1)	11,898,465	2,250,791	—	14,149,256
The Suites on Paseo (2)	35,750,000	—	(3,932)	35,746,068
Woodlynn Village (1)	4,426,000	—	(59,795)	4,366,205
Mortgage revenue bonds held in trust	$226,559,777	$8,577,546	$(2,860,933)	$232,276,390

	March 31, 2014
Description of Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Avistar at Chase Hill B Bond	$2,005,000	$—	$(62,235)	$1,942,765
Avistar at the Crest B Bond	1,700,000	—	(52,768)	1,647,232
Avistar on the Boulevard B Bond	3,216,000	17,206	—	3,233,206
Copper Gate Apartments	5,220,000	51,469	—	5,271,469
Greens Property B Bond	947,277	281,519	—	1,228,796
Harden Ranch	9,300,000		(173,406)	9,126,594
Ohio Properties B Bonds	3,581,140	331,108	—	3,912,248
Renaissance	10,453,800	224,349	—	10,678,149
The Palms at Premier Park Apartments	20,152,000	1,043,672	—	21,195,672
Tyler Park Apartments	8,100,000	—	(412,937)	7,687,063
Vantage at Harlingen	6,692,000	147,023	—	6,839,023
Vantage at Judson	6,049,000	131,324	—	6,180,324
Westside Village	5,400,000	—	(147,204)	5,252,796
Mortgage revenue bonds	$82,816,217	$2,227,670	$(848,550)	$84,195,337
(1) Bonds owned by ATAX TEBS I, LLC, Note 10
(2) Bond held by Deutsche Bank in a secured financing transaction, Note 10

	December 31, 2013
Description of mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gains	Unrealized Loss	Estimated Fair Value
Arbors at Hickory Ridge (2)	$11,576,209	$225,690	$—	$11,801,899
Ashley Square (1)	5,212,000	—	—	5,212,000
Autumn Pines (2)	12,147,873	—	(195,355)	11,952,518
Avistar at Chase Hill A Bond (2)	8,960,000	—	(850,752)	8,109,248
Avistar at the Crest A Bond (2)	8,759,000	—	(1,298,785)	7,460,215
Avistar at the Oaks (2)	8,354,000	—	(1,103,115)	7,250,885
Avistar in 09 (2)	7,192,000	—	(588,254)	6,603,746
Avistar on the Boulevard A Bond (2)	13,760,000	—	(1,306,512)	12,453,488
Avistar on the Hills (2)	5,389,000	—	(417,724)	4,971,276
Bella Vista (1)	6,545,000	—	(473,989)	6,071,011
Bridle Ridge (1)	7,715,000	—	(452,870)	7,262,130
Brookstone (1)	7,463,641	841,751	—	8,305,392
Cross Creek (1)	6,042,297	1,480,266	—	7,522,563
Greens Property A Bond (2)	8,437,501	—	(577,426)	7,860,075
Lake Forest (1)	8,997,000	—	(289,461)	8,707,539
Lost Creek (1)	15,883,084	1,743,088	—	17,626,172
Ohio Properties A Bonds (1)	14,498,000	—	—	14,498,000
Runnymede (1)	10,525,000	—	(551,510)	9,973,490
Southpark (1)	11,878,885	1,018,750	—	12,897,635
The Suites on Paseo (2)	35,750,000	—	(2,502)	35,747,498
Woodlynn Village (1)	4,426,000	—	(340,979)	4,085,021
Mortgage revenue bonds held in trust	$219,511,490	$5,309,545	$(8,449,234)	$216,371,801

	December 31, 2013
Description of Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Avistar at Chase Hill B Bond	$2,005,000	$—	$(159,117)	$1,845,883
Avistar at the Crest B Bond	1,700,000	—	(134,912)	1,565,088
Avistar on the Boulevard B Bond	3,216,000	—	(255,222)	2,960,778
Copper Gate Apartments	5,220,000	—	(252,648)	4,967,352
Greens Property B Bond	948,291	189,589	—	1,137,880
Ohio Properties B Bonds	3,583,590	150,864	—	3,734,454
Renaissance	7,975,000	—	(16,964)	7,958,036
The Palms at Premier Park Apartments	20,152,000	—	(283,942)	19,868,058
Tyler Park Apartments	8,100,000	—	(526,601)	7,573,399
Vantage at Harlingen	6,692,000	—	(211,735)	6,480,265
Vantage at Judson	6,049,000	—	(190,423)	5,858,577
Westside Village	5,400,000	—	(403,400)	4,996,600
Mortgage revenue bonds	$71,040,881	$340,453	$(2,434,964)	$68,946,370
(1) Mortgage revenue bonds owned by ATAX TEBS I, LLC, Note 10
(2) Mortgage revenue bonds held by Deutsche Bank in a secured financing transaction, Note 10

In February 2014, the Partnership acquired at par the senior $7.0 million par value and a subordinate $2.3 million par value mortgage revenue bond secured by Harden Ranch, an 100 unit multifamily apartment complex in Salinas, California. The senior mortgage revenue bond carries an annual interest rate of 5.75% and matures on March 1, 2030. The subordinate mortgage revenue bond carries an annual interest rate of 5.50% for the first year and 8.0% for the second year and matures on March 1, 2016.

In February 2014, the Company acquired at par the senior $23.0 million par value mortgage revenue bond secured by Decatur-Angle Apartments, a 302 unit multifamily apartment complex under construction in Fort Worth, Texas. The mortgage revenue bond carries an annual interest rate of 5.75% and matures on January 1, 2054.

In February 2014, the mortgage revenue bond secured by Lost Creek was redeemed for an amount greater than the outstanding principal and accrued base interest. This $18.5 million par value mortgage revenue bond had been acquired for approximately $15.9 million in May 2010. The Company received approximately $18.7 million for the Lost Creek mortgage revenue bond resulting in an approximate $2.8 million realized gain.

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

Under the terms of a Forward Delivery Bond Purchase Agreement ("Bond Purchase Commitment"), the Partnership has agreed to purchase a new mortgage revenue bond between $18,000,000 to $24,692,000 (“Harlingen Series B Bond”) secured by the Vantage at Harlingen apartments which will be delivered by the mortgage revenue bond issuer once the property meets specific obligations and occupancy rates. The final amount of the Series B Bond will depend on the appraisal of the stabilized property. The Harlingen Series B Bond will have a stated annual interest rate of 6.0% per annum and bond proceeds must be used to pay off the construction loan to the bank and all or a portion of the $6.7 million subordinate Series C mortgage revenue bond. The Partnership accounts for the Bond Purchase Commitment as an available-for-sale security and, as such, records the change in the estimated fair value of the Bond Purchase Commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.  As of March 31, 2014, the Partnership estimated the value of this Bond Purchase Commitment and recorded a liability of approximately $530,000.

In July 2013, the limited partner property owner contributed an approximate additional $800,000 of capital into the Greens Property which allowed the Company to recognize a sale of the discontinued operations (Note 9). As such, the Partnership reported the approximate $9.8 million and $9.1 million fair market value of the mortgage revenue bonds related to the Greens Property as assets as of March 31, 2014 and December 31, 2013, respectively.

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

The Partnership, as sole bondholder, previously directed the bond trustee to file a foreclosure action on the Woodland Park mortgage revenue bond. On February 28, 2013, the court granted Summary Judgment in the bond trustee's favor confirming that the mortgage revenue bond is senior to mechanic's liens filed on the property. Woodland Park became an MF Property upon title conveyance which occurred on May 29, 2013 (Note 7). The Partnership requested the mortgage revenue bond issuer to remove the LURA on the property and the units have been converted to 100% market-rate rents. The Partnership may convert the property back to a rent restricted property, seek to place new financing on the property, and acquire the mortgage revenue bonds.

In June 2013, the Partnership acquired six mortgage revenue bonds secured by three properties located in San Antonio, Texas. The mortgage revenue bond purchases are as follows: approximately $5.9 million par value Series A and approximately $2.5 million par value Series B mortgage revenue bonds secured by the Avistar at the Oaks Apartments (formerly known as ("f/k/a") Dublin Apartments), a 156 unit multifamily apartment complex; approximately $3.1 million Series A and approximately $2.3 million Series B mortgage revenue bonds secured by the Avistar on the Hills Apartments (f/k/a Kingswood Apartments), a 129 unit multifamily apartment complex; and approximately $5.5 million Series A and approximately $1.7 million Series B mortgage revenue bonds secured by Avistar in 09 Apartments (f/k/a Waterford Apartments), a 133 unit multifamily apartment complex. The three Series A mortgage revenue bonds each carry an annual interest rate of 6.0% per annum and mature on August 1, 2050. The three Series B mortgage revenue bonds each carry an annual base interest rate of 9.0% per annum and mature on September 1, 2050. The Partnership also acquired approximately $831,000 of taxable mortgage revenue bonds which also carry a base interest rate of 9.0% per annum and mature on September 1, 2050. The Company has determined that the entity which owns the three properties is an unrelated not-for-profit which under the accounting guidance is not subject to applying the VIE consolidation guidance. As a result, the properties' financial statements are not consolidated into the consolidated financial statements of the Company.

In April 2013, the Partnership acquired the Series C mortgage revenue bond secured by the Renaissance Gateway Apartments, a 208 unit multifamily apartment complex located in New Orleans, Louisiana for approximately $2.9 million par value. This property is undergoing a major rehabilitation and the Partnership has agreed to fund a total of approximately $8.6 million of a Series A mortgage revenue bond during construction which is estimated to be completed on June 30, 2014. During the third and fourth quarter of 2013, the Partnership purchased $1.3 million par value Series B and $3.9 million par value Series A, respectively, mortgage revenue bonds. During the first quarter of 2014, the Partnership purchased an additional approximate $2.5 million par value Series A mortgage revenue bond. The Series C mortgage revenue bond carries a base interest rate of 12.0% per annum and matures on June 1, 2015. The Series A and Series B mortgage revenue bonds carry a base interest rate of 6% and 12% per annum, respectively, maturing on June 1, 2030. Upon completion of construction and stabilization, the approximate $2.9 million Series C bond will be paid back on the earlier of when the property receives its final equity contribution by the limited partner or June 1, 2015. The Partnership accounts for the remaining Bond Purchase Commitment as an available-for-sale security and, as such, records the change in estimated fair value of the Bond Purchase Commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.  As of March 31, 2014, the Partnership estimated the value of this Bond Purchase Commitment and recorded a liability of approximately $64,000.

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

In December 2012, the Partnership purchased a $6,049,000 subordinate mortgage revenue bond and a $934,000 subordinate taxable bond both secured by the Vantage at Judson apartments. This property is located in San Antonio, Texas and is currently under construction. Both bonds mature on February 1, 2053 and carry an annual cash interest rate of 9.0% per annum plus allow for an additional 3.0% per annum of interest calculated on the property's cash flows after debt service. The Vantage at Judson apartments has a construction loan with an unrelated bank and the Partnership's mortgage revenue and taxable bonds are second lien borrowings to that construction loan. The property will have 288 units when construction is completed in the spring of 2014.

Under the terms of a Bond Purchase Commitment, the Partnership has agreed to purchase a new mortgage revenue bond of between $20,638,000 to $26,687,000 (“Judson Series B Bond”) secured by the Vantage at Judson apartments which will be delivered by the mortgage revenue bond issuer once the property meets specific obligations and occupancy rates. The final amount of the Series B Bond will depend on the appraisal of the stabilized property. The Judson Series B Bond will have a stated annual interest rate of 6.0% per annum and bond proceeds must be used to pay off the construction loan to the Bank and all or a portion of the $6,049,000 subordinate mortgage revenue bond. If the property does not meet its specific obligations and required occupancy rate before January 1, 2015, the Partnership has the right to terminate the Bond Purchase Commitment. The Partnership accounts for the Bond Purchase Commitment as an available-for-sale security and, as such, records the change in estimated fair value of the Bond Purchase Commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.  As of March 31, 2014, the Partnership estimated the value of this Bond Purchase Commitment and recorded a liability of approximately $606,000.

Valuation - As all of the Company’s investments in mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  Due to the limited market for the mortgage revenue bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the mortgage revenue bonds.  There is no active trading market for the mortgage revenue bonds and price quotes for the mortgage revenue bonds are not generally available.  As of March 31, 2014, all of the Company’s mortgage revenue bonds were valued using discounted cash flow and yield to maturity analyses performed by management.  Management’s valuation encompasses judgment in its application.  The key assumption in management’s yield to maturity analysis is the range of effective yields on the individual mortgage revenue bonds.  The effective yield analysis for each mortgage revenue bond considers the current market yield on similar mortgage revenue bonds as well as the debt service coverage ratio of each underlying property serving as collateral for the mortgage revenue bond. At March 31, 2014, the range of effective yields on the individual mortgage revenue bonds was 5.8% to 9.3% per annum.  At December 31, 2013, the range of effective yields on the individual mortgage revenue bonds was 6.3% to 9.8% per annum. Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these mortgage revenue bonds.  Assuming a 10% adverse change in the key assumption, the effective yields on the individual mortgage revenue bonds would increase to a range of 6.3% to 10.2% per annum and would result in additional unrealized losses on the mortgage revenue bond portfolio of approximately $23.8 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider price quotes on similar mortgage revenue bonds or other information from external sources, such as pricing services.  Pricing services, broker quotes and management’s analyses provide indicative pricing only.

Unrealized gains or losses on these mortgage revenue bonds are recorded in accumulated other comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. As of March 31, 2014, the Avistar at the Crest and Woodlyn Village mortgage revenue bond investments had been in an unrealized loss position for greater than twelve months.  The Company has the intent and ability to hold the mortgage revenue bonds until their final maturity.

5. Public Housing Capital Fund Trust Certificates

The Company owns 100% of the residual participation receipts (“LIFERs”) in three tender option bond trusts (“PHC TOB Trusts”). At March 31, 2014, the PHC TOB Trusts own approximately $63.6 million of Public Housing Capital Fund Certificates (“PHC Certificates”) issued by three trusts ("PHC Trusts") sponsored by Deutsche Bank ("DB"). The assets held by the PHC Trusts consist of custodial receipts evidencing loans made to a number of local public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by the United States Department of Housing and Urban Development (“HUD”) under HUD's Capital Fund Program established under Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”). The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities' respective obligations to pay principal and interest on their loans. The loans payable by the public housing authorities are not debts of, or guaranteed by, the United States of America or HUD. Interest payable on the public housing authority debt held by the PHC Trusts is exempt from federal income taxes. The PHC Certificates issued by each of the PHC Trusts have been rated investment grade by Standard & Poor's.

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

The Company had the following investments in the PHC Certificates on March 31, 2014:

Description of Public Housing Capital Fund Trust Certificates	Cost adjusted for amortization of premium and discounts	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Public Housing Capital Fund Trust Certificate I	$27,944,615	$—	$(806,331)	$27,138,284
Public Housing Capital Fund Trust Certificate II	15,868,140	—	(485,322)	15,382,818
Public Housing Capital Fund Trust Certificate III	20,444,661	—	(895,223)	19,549,438
	$64,257,416	$—	$(2,186,876)	$62,070,540

The Company had the following investments in the PHC Certificates on December 31, 2013:

Description of Public Housing Capital Fund Trust Certificates	Cost adjusted for amortization of premium and discounts	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Public Housing Capital Fund Trust Certificate I	$27,979,527	$—	$(1,284,873)	$26,694,654
Public Housing Capital Fund Trust Certificate II	17,486,739	—	(1,083,235)	16,403,504
Public Housing Capital Fund Trust Certificate III	20,434,848	—	(1,476,627)	18,958,221
	$65,901,114	$—	$(3,844,735)	$62,056,379

Valuation - As all of the Company’s investments in PHC Certificates are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  Due to the limited market for the PHC Certificates, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the certificates.  The estimates of the fair values of these PHC certificates is based on a yield to maturity analysis which begins with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts adjusted largely for unobservable inputs the General Partner believes would be used by market participants. Management’s valuation encompasses judgment in its application and pricing as determined by pricing services, when available, is compared to Management's estimates.  The PHC Certificates are AA- and BBB rated. The Company has concluded that the PHC Certificates are not other than temporarily impaired as of March 31, 2014 as it has the intent and ability to hold this investment until its final maturity.

At March 31, 2014, the range of effective yields on the PHC Certificates was 4.2% to 5.4% per annum.  At December 31, 2013, the range of effective yields on the PHC Certificates was 4.2% to 5.4% per annum. Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these PHC Certificates.  Assuming a 10% adverse change in the key assumption, the effective yields on the PHC Certificates would increase to a range of 5.5% to 6.8% per annum and would result in additional unrealized losses on the PHC Certificates of approximately $2.7 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider other information from external sources, such as pricing services.  Pricing services and management’s analysis provide indicative pricing only.

The following table sets forth certain information relating to the PHC Certificates held in the PHC TOB Trusts on March 31, 2014:

	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate over Life	Principal Outstanding
Public Housing Capital Fund Trust Certificate I	12.75	AA-	5.330%	$26,406,558
Public Housing Capital Fund Trust Certificate II	12.30	AA-	4.240%	16,330,476
Public Housing Capital Fund Trust Certificate III	13.30	BBB	5.410%	20,898,432
Total Public Housing Capital Fund Trust Certificates				$63,635,466

The following table sets forth certain information relating to the PHC Certificates held in the PHC TOB Trusts on December 31, 2013:

	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate over Life	Principal Outstanding
Public Housing Capital Fund Trust Certificate I	12.75	AA-	5.330%	$26,406,558
Public Housing Capital Fund Trust Certificate II	12.30	AA-	4.240%	17,959,713
Public Housing Capital Fund Trust Certificate III	13.30	BBB	5.410%	20,898,432
Total Public Housing Capital Fund Trust Certificates				$65,264,703

6. Mortgage-Backed Securities ("MBS")

Between November 2012 and April 2013, the Company executed six securitizations of mortgage-backed securities ("MBS TOB Trusts"). The Company purchased the LIFERS issued by the six MBS TOB Trusts for approximately $9.2 million.

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

The carrying value of the Company's MBS as of March 31, 2014 is as follows:

Agency Rating of MBS (1)	Cost adjusted for amortization of premium	Unrealized Gain	Unrealized Loss	Estimated Fair Value
"AAA"	$23,171,299	$—	$(1,705,070)	$21,466,229
"AA"	20,619,617	—	(2,163,245)	18,456,372
	$43,790,916	$—	$(3,868,315)	$39,922,601
(1) MBS are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

The carrying value of the Company's MBS as of December 31, 2013 is as follows:

Agency Rating of MBS (1)	Cost adjusted for amortization of premium	Unrealized Gain	Unrealized Loss	Estimated Fair Value
"AAA"	$23,177,115	$—	$(3,069,555)	$20,107,560
"AA"	20,624,701	—	(2,886,600)	17,738,101
	$43,801,816	$—	$(5,956,155)	$37,845,661
(1) MBS are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

Valuation - The Company values each MBS based upon prices obtained from a third party pricing service, which are indicative of market activity. The valuation methodology of the Company's third party pricing service incorporates commonly used market pricing methods, incorporates trading activity observed in the market place, and other data inputs. The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; geography; and prepayment speeds. Management analyzes pricing data received from the third party pricing service by comparing it to valuation information obtained from at least one other third party pricing service and ensuring they are within a tolerable range of difference which the Company estimates as 7.5%. Management also looks at observations of trading activity observed in the market place when available. At March 31, 2014 and December 31, 2013, the range of effective yields on the individual MBS was 3.6% to 5.4% per annum.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of the MBS which is the effective yield on new issuances of similarly rated MBS.  Assuming a 10% adverse change in that key assumption, the effective yields on the MBS would increase to a range of 4.4% to 5.4% per annum and would result in additional unrealized losses on the bond portfolio of approximately $2.2 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  Pricing services and management’s analysis provide indicative pricing only. The MBS have been in an unrealized loss position for more than twelve months and the Company does not believe the investment is other than temporarily impaired as of March 31, 2014 as it has the intent and ability to hold these investments until their estimated fair value recover to the carrying cost or until final maturity.

The MBS are backed by residential mortgage loans and interest payable from the MBS is exempt from federal income taxation. Description of certain terms of the Company's MBS is as follows:

Agency Rating of MBS	Principal Outstanding March 31, 2014	Weighted Average Maturity Date	Weighted Average Coupon Interest Rate

"AAA"	$22,710,000	January 14, 2036	4.22%
"AA"	20,120,000	January 18, 2036	4.00%
	$42,830,000

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

Recent Transactions

The Partnership, as sole bondholder, previously directed the bond trustee to file a foreclosure action on the Woodland Park mortgage revenue bond. On February 28, 2013, the court granted Summary Judgment in the bond trustee's favor confirming that the mortgage revenue bond is senior to mechanic's liens filed on the property. Woodland Park became an MF Property at a net asset value of approximately $15.7 million upon conveyance of title on May 29, 2013. The Partnership requested the mortgage revenue bond issuer to remove the LURA on the property and the units have been converted to 100% market-rate rents. The Partnership may convert the property back to a rent restricted property, seek to place new financing on the property, and acquire the mortgage revenue bonds.

In March 2013, a wholly-owned subsidiary of the Company executed a 35-year ground lease with the University of Nebraska - Lincoln (“Lessor”) with an annual lease payment of $100. The leased property will have a mixed-use development consisting of a 1,605 stall parking garage and 475 bed student housing complex constructed on it. The Lessor will own the parking garage for which it will contribute approximately $16.7 million to its construction. The Company will own the student housing complex (named "The 50/50") and currently estimates that construction will cost approximately $34.0 million. The Company executed a guaranteed maximum price contract with the general contractor for the construction on the mixed-use development. The Company expects to restructure its ownership of The 50/50 into a mortgage revenue bond holding after the construction is completed (which is estimated as August 1, 2014) and when the development has a sufficient history of operating results. To finance the construction of the student housing complex, the Company has executed an interest-only loan to borrow up to $25.5 million for a three year term at a variable interest rate. The Company also secured $4.3 million tax-incremental financing loan which is for a term of five years, carries a fixed interest rate of approximately 4.7% per annum, requires principal payments commencing after 24 months and has a balloon payment due at maturity. The Company has borrowed approximately $15.2 million on this facility as of March 31, 2014 (Notes 11).

The Company had the following investments in MF Properties as of March 31, 2014 and December 31, 2013:

MF Properties
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value at March 31, 2014
Arboretum	Omaha, NE	145	$1,739,554	$19,141,780	$20,881,334
Eagle Village	Evansville, IN	511	567,880	12,354,057	12,921,937
Glynn Place	Brunswick, GA	128	743,996	4,945,617	5,689,613
Maples on 97th	Omaha, NE	258	1,180,058	7,637,546	8,817,604
Meadowview	Highland Heights, KY	118	688,539	5,438,175	6,126,714
Residences of DeCordova	Granbury, TX	110	1,137,832	7,972,119	9,109,951
Residences of Weatherford	Weatherford, TX	76	1,927,701	5,708,594	7,636,295
Woodland Park	Topeka, KS	236	1,260,032	14,048,525	15,308,557
Construction work in process	Lincoln, NE	N/A	—	22,766,439	22,766,439
					109,258,444
Less accumulated depreciation (depreciation expense of approximately $1.0 million in 2014)					(10,403,003)
Balance at March 31, 2014					$98,855,441

MF Properties
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value at December 31, 2013
Arboretum	Omaha, NE	145	$1,739,554	$19,123,872	$20,863,426
Eagle Village	Evansville, IN	511	567,880	12,336,975	12,904,855
Glynn Place	Brunswick, GA	128	743,996	4,937,172	5,681,168
Maples on 97th	Omaha, NE	258	1,180,058	7,613,668	8,793,726
Meadowview	Highland Heights, KY	118	688,539	5,416,293	6,104,832
Residences of DeCordova	Granbury, TX	110	1,137,832	7,965,574	9,103,406
Residences of Weatherford	Weatherford, TX	76	1,927,701	5,695,600	7,623,301
Woodland Park	Topeka, KS	236	1,260,032	14,033,777	15,293,809
Construction work in process	Lincoln, NE	N/A	—	13,130,325	13,130,325
					99,498,848
Less accumulated depreciation (depreciation expense of approximately $3.8 million in 2013)					(9,386,811)
Balance at December 31, 2013					$90,112,037

Acquisitions

The Woodland Park property purchase price allocation is disclosed pursuant to the accounting guidance on business combinations. A condensed balance sheet for each at the date of acquisitions is included below.

Woodland Park 5/29/2013 (Date of Acquisition)
Other current assets	$201,321
In-place lease assets	403,216
Real estate assets	15,258,784
Total Assets	$15,863,321
Accounts payable, accrued expenses and other	$192,345
Net assets	15,670,976
Total liabilities and net assets	$15,863,321

The table below shows the pro forma condensed consolidated results of operations of the Company as if Woodland Park had been acquired at the beginning of the periods presented:

For Three Months Ended March 31, 2013

Revenues	$13,120,230
Net income	8,384,989
Net income allocated to unitholders	8,113,561
Unitholders' interest in net income per unit (basic and diluted)	$0.19

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

The Company consolidated the following properties owned by Consolidated VIEs in continuing operations as of March 31, 2014 and December 31, 2013:

Consolidated VIEs
Property Name	Location	Number of Units	Land and Improvements	Buildings and Improvements	Carrying Value at March 31, 2014
Bent Tree Apartments	Columbia, SC	232	$986,000	$12,114,039	$13,100,039
Fairmont Oaks Apartments	Gainesville, FL	178	850,400	8,856,097	9,706,497
					22,806,536
Less accumulated depreciation (depreciation expense of approximately $233,000 in 2014)					(9,965,843)
Balance at March 31, 2014					$12,840,693
Consolidated VIEs
Property Name	Location	Number of Units	Land and Improvements	Buildings and Improvements	Carrying Value at December 31, 2013
Bent Tree Apartments	Columbia, SC	232	$986,000	$12,097,419	$13,083,419
Fairmont Oaks Apartments	Gainesville, FL	178	850,400	8,845,020	9,695,420
					22,778,839
Less accumulated depreciation (depreciation expense of approximately $1.4 million in 2013)					(9,741,942)
Balance at December 31, 2013					$13,036,897

8. Other Assets

The Company had the following Other assets as of dates shown:

	March 31, 2014	December 31, 2013
Taxable property loans receivable	$21,620,927	$21,549,927
Less: Loan loss reserves	(13,521,993)	(13,218,291)
Deferred financing costs - net	2,792,743	2,503,679
Fair value of derivative contracts	1,103,782	888,120
Taxable bonds at estimated fair value	4,298,957	4,075,953
Land held for sale	1,465,000	1,465,000
Other assets	582,667	899,426
Total Other assets	$18,342,083	$18,163,814

In addition to the mortgage revenue bonds held by the Company, taxable property loans have been made to the owners of the properties which secure the mortgage revenue bonds and are reported as taxable property loans receivable in Other assets, net of loan loss reserves.  The Company periodically, or as changes in circumstances or operations dictate, evaluates such taxable property loans receivable for impairment.  The value of the underlying property assets is ultimately the most relevant measure of value to support the taxable property loan values.  The Company utilizes a discounted cash flow model in estimating a property fair value.  Discounted cash flow models containing varying assumptions are considered.   The various models may assume multiple revenue and expense scenarios, various capitalization rates and multiple discount rates.  Other information, such as independent appraisals, may be considered in estimating a property fair value.  If the estimated fair value of the property after deducting the amortized cost basis of any senior mortgage revenue bond exceeds the principal balance of the taxable property loan then no potential loss is indicated and no loan loss reserve for taxable property loans is needed. In estimating the property valuation, the most significant assumptions utilized in the discounted cash flow model remained the same as discussed in the Form 10-K and include revenue and expense projections and capitalization rates.

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

In August 2013, the Partnership acquired a Series C mortgage revenue bond and a forward contract to support the construction of Vantage at Harlingen Apartments in Harlingen, Texas. In conjunction with this contract, the Partnership acquired an approximate $1.3 million taxable mortgage revenue bond which carries a base interest rate of 9.0% per annum and matures on August 1, 2053. This taxable mortgage revenue bond is reported as part of the Taxable bonds at fair value in Other assets. Please see the Fair Value Measurement footnote (footnote 15) for the detailed description of the fair value estimation process for the taxable mortgage bonds.

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

During the first three months of 2014, the Partnership advanced additional funds to Cross Creek and the Ohio Properties of approximately $42,000 and $29,000, respectively. During the first three months of 2014, the Partnership recorded loan loss reserves equal to the accrued interest on the Ashley Square, Cross Creek, Greens, Lake Forest, and the Ohio Properties taxable property loans receivable because the Partnership has determined they are not reasonably assured. During the first three months of 2013, the Partnership advanced additional funds to Ashley Square, Iona Lakes and the Ohio Properties of approximately $65,000, $224,000, and $42,000, respectively. Due to the recognized sale of the Ohio and Greens Properties, the taxable property loans receivable with the Ohio and Greens Properties are no longer eliminated upon consolidation (Note 9). During the first three months of 2013, the Partnership recorded loan loss reserves equal to the accrued interest on the Ashley Square, Cross Creek, Greens and the Ohio Properties taxable property loans receivable because the Partnership has determined they are not reasonably assured.

The following is a summary of the taxable property loans receivable, accrued interest and loan loss reserves on the amounts due at March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Net Taxable Property Loans
Arbors at Hickory Ridge	$191,264	$16,170	$—	$207,434
Ashley Square	5,078,342	2,153,414	(5,749,756)	1,482,000
Cross Creek	6,863,087	1,889,454	(5,261,926)	3,490,615
Greens Property	876,000	160,626	(1,594)	1,035,032
Foundation for Affordable Housing	1,603,083	50,373	—	1,653,456
Lake Forest	4,618,704	2,258,855	(2,293,020)	4,584,539
Ohio Properties	2,390,447	659,529	(215,697)	2,834,279
	$21,620,927	$7,188,421	$(13,521,993)	$15,287,355

	December 31, 2013
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Net Taxable Property Loans
Arbors at Hickory Ridge	$191,264	$12,979	$—	$204,243
Ashley Square	5,078,342	2,053,415	(5,649,757)	1,482,000
Cross Creek	6,821,087	1,825,389	(5,197,861)	3,448,615
Greens Property	876,000	130,563	(921)	1,005,642
Foundation for Affordable Housing	1,603,083	13,989	—	1,617,072
Lake Forest	4,618,704	2,148,881	(2,183,046)	4,584,539
Ohio Properties	2,361,447	585,377	(186,706)	2,760,118
	$21,549,927	$6,770,593	$(13,218,291)	$15,102,229

The following is a detail of loan loss reserves for the nine months and year ended March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Balance, beginning of year	$13,218,291	$18,134,902
Realized loss on taxable loan - Iona Lakes	—	(7,216,484)
Provision for loan loss	—	168,000
Deconsolidation of VIEs	—	2,146,974
Write off due to foreclosure	—	(1,278,124)
Accrued interest not recognized	303,702	1,263,023
Balance, end of year	$13,521,993	$13,218,291

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

The deposit method of accounting for real estate sales required both the deferral of the gain from the real estate sale and also did not allow recognition of the interest payments by the Ohio Properties to the Company between June 2010 and the date of the equity contribution by BC Partners. In conjunction with the recognition of the real estate sale, approximately $3.5 million of interest has been recognized within investment income in the first three months of 2013 which represents the interest payments received from the Ohio Properties between June 2010 and December 2012. In addition, the Partnership reported approximately $1.1 million in taxable note interest income received from the Ohio Properties and $250,000 guarantee fee from the general partner of the Ohio Properties during the first quarter of 2013. Due to the deposit method of accounting, the Company recognized the sale of the Ohio Properties and the purchase of the mortgage revenue bonds they secure in the consolidated statement of cash flows during the first quarter of 2013. The Ohio Properties contributed approximately $138,000 to income from discontinued operations for the three months ended March 31, 2013.

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

The July 2013 equity payment provided sufficient invested equity to recognize a real estate sale for accounting purposes and the Company recorded the sale of this discontinued operation. This gain on sale of discontinued operations was approximately $1.4 million. The deposit method of accounting for real estate sales required both the deferral of the gain from the real estate sale and also did not allow recognition of the interest payments by the Greens Property to the Company between October 2012 and the July 2013, the date of the second equity contribution by BC Partners. In conjunction with the recognition of the real estate sale, approximately $523,000 of interest was recognized within investment income in the third quarter of 2013 which represents the interest payments received from the Greens Property between October 2012 and July 31, 2013. The Greens Property contributed a loss from discontinued operations of approximately $157,000 for the three months ended March 31, 2013.

There were no assets and liabilities of discontinued operations to report at March 31, 2014 and December 31, 2013.

The following presents the revenues, expenses and income from discontinued operations:

For Three Months Ended March 31, 2013
Rental revenues	$347,143
Expenses	189,651
Income from continuing operations of the discontinued operations	157,492
Gain on sale of discontinued operations	1,775,527
Net income from discontinued operations	$1,933,019

10.  Debt Financing

At March 31, 2014 and December 31, 2013, the Company reported outstanding debt financing of approximately $257.5 million and approximately $257.3 million, respectively, under separate credit facilities.

Other Financings

In March 2014, the Partnership obtained two $5.0 million unsecured revolving lines of credit. The first revolving line of credit carries a variable interest rate which was approximately 3.5% at date of closing and matures in March 2015. The second revolving line of credit also carries a variable interest rate which was approximately 3.4% at date of closing and matures in March 2016. On March 31, 2014, the Partnership had not borrowed funds on either line of credit. The lines of credit will be utilized to help with short-term working capital needs and to fund new investments during the periods of time that Company is working with its lender to finalize new TOB financings of assets.

Tender Option Bond Financings

Description of the Tender Option Bond Financings	Outstanding Debt Financing at March 31, 2014	Stated Maturity

PHC Certificates-TOB Trust	$47,820,000	June 2014
Autumn Pines-TOB Trust	9,770,000	July 2014
MBS - TOB Trust 1	2,585,000	October 2014
MBS - TOB Trust 2	4,090,000	October 2014
MBS - TOB Trust 3	2,865,000	October 2014
MBS - TOB Trust 4	5,960,000	October 2014
MBS - TOB Trust 5	10,545,000	October 2014
Greens of Pine Glen - TOB Trust	5,685,000	June 2014
Arbors of Hickory Ridge - TOB Trust	7,000,000	August 2014
MBS - TOB Trust 6	7,825,000	August 2014
Avistar (February 2013 portfolio) - TOB Trust (1)	20,000,000	June 2014
Avistar (June 2013 portfolio) - TOB Trust (2)	13,210,000	October 1, 2014
The Suites on Paseo - TOB Trust	25,750,000	December 1, 2014
TOB - Decatur-Angle - TOB Trust	17,250,000	February 1, 2015
Total Debt Financing	$180,355,000

(1) Avistar at the Oaks Apartments, Avistar on the Hills Apartments, and Avistar in 09 Apartments is the collateral for the $20.0 million TOB Trust.
(2) Avistar at Chase Hill, Avistar at the Crest, and Avistar on the Boulevard is the collateral for the approximate $13.2 million TOB Trust.

Description of the Tender Option Bond Financings	Outstanding Debt Financing at December 31, 2013	Stated Maturity

PHC Certificates-TOB Trust	$48,995,000	June 2014
Autumn Pines-TOB Trust	9,770,000	July 2014
MBS - TOB Trust 1	2,585,000	April 2014
MBS - TOB Trust 2	4,090,000	April 2014
MBS - TOB Trust 3	2,865,000	April 2014
MBS - TOB Trust 4	5,960,000	April 2014
MBS - TOB Trust 5	10,545,000	April 2014
Greens of Pine Glen - TOB Trust	5,700,000	June 2014
Arbors of Hickory Ridge - TOB Trust	7,000,000	August 2014
MBS - TOB Trust 6	7,825,000	August 2014
Avistar (February 2013 portfolio) - TOB Trust (1)	20,000,000	June 2014
Avistar (June 2013 portfolio) - TOB Trust (2)	13,210,000	October 2014
The Suites on Paseo - TOB Trust	25,750,000	December 2014
Total Debt Financing	$164,295,000

(1) Avistar at the Oaks Apartments, Avistar on the Hills Apartments, and Avistar in 09 Apartments is the collateral for the $20.0 million TOB Trust.
(2) Avistar at Chase Hill, Avistar at the Crest, and Avistar on the Boulevard is the collateral for the approximate $13.2 million TOB Trust.

In July 2011, the Company executed a Master Trust Agreement with DB which allows the Company to execute multiple Tender Option Bond ("TOB Trust") structures upon the approval and agreement of terms by DB. Under each TOB Trust structure issued through the Master Trust Agreement, the TOB trustee issues SPEARS and LIFERS. Theses SPEARS and LIFERS represent beneficial interests in the securitized asset held by the TOB trustee. The Company will purchase the LIFERS from each of these TOB Trusts which will grant them certain rights to the securitized assets. The Master Trust Agreement with DB has covenants with which the Company is required to maintain compliance. At March 31, 2014, the most restrictive covenant was that cash available to distribute for the trailing twelve months must be at least two times trailing twelve month interest expense. The Company was in compliance with all of these covenants as of March 31, 2014. If the Company were to be out of compliance with any of these covenants, it would trigger a termination event of the financing facilities. The Company expects to renew each of the TOB financing facilities for another one year term at its discretion per the terms of the agreements. DB can require the posting of cash collateral under the terms of the Master Trust Agreement.

In March 2014, the Company executed a new TOB Trust under its credit facility with DB securitizing the Decatur-Angle mortgage revenue bond borrowing $17.3 million. The facility has a variable interest rate tied to SIFMA and matures in February 2015. On the date of closing the total fixed TOB Trust fee was approximately 1.5% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.3% resulting in a total cost of borrowing of approximately 1.8%. The outstanding balance remains at approximately$17.3 million on March 31, 2014.

In December 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing The Suites on Paseo Series A mortgage revenue bond. The amount borrowed was approximately $25.8 million with a variable interest rate tied to SIFMA. The facility matures in December 2014. On the date of the closing the total fixed TOB Trust fee was approximately 1.6% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.4% per annum resulting in a total cost of borrowing of approximately 2.0% per annum. The outstanding balance remains at approximately $25.8 million on March 31, 2014.

In October 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Avistar at the Oaks Apartments, the Avistar on the Hills Apartments, and the Avistar in 09 Apartments Series A mortgage revenue bonds. The amount borrowed was approximately $13.2 million with a variable interest rate tied to SIFMA. The facility matures in October 2014. On the date of the closing the total fixed TOB Trust fee was approximately 1.8% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.4% per annum resulting in a total cost of borrowing of approximately 2.2% per annum. The outstanding balance remains at $13.2 million on March 31, 2014.

In June 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Avistar on the Boulevard, Avistar at Chase Hill, and Avistar at the Crest Series A mortgage revenue bonds. The amount borrowed was $20.0 million with a variable interest rate tied to SIFMA. The facility matures in June 2014. On the date of closing the total fixed TOB Trust fee was approximately 2.1% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.4% resulting in a total cost of borrowing of approximately 2.5%. The outstanding balance remains at $20.0 million on March 31, 2014.

In March 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Arbors at Hickory Ridge mortgage revenue bond. The amount borrowed was $7.0 million with a variable interest rate tied to SIFMA maturing in August 2014. On the date of closing the total fixed TOB Trust fee was approximately 2.1% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately .5% resulting in a total cost of borrowing of approximately 2.6%. The outstanding balance remains at $7.0 million on March 31, 2014.

In February 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Greens Property mortgage revenue bond. The amount borrowed was approximately $5.8 million with a variable interest rate tied to SIFMA maturing in June 2014. On the date of closing the total fixed TOB trust fee was approximately 2.1% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately .5% resulting in a total cost of borrowing of approximately 2.6%. The outstanding balance was $5.7 million on March 31, 2014.

In the fourth quarter of 2012 through the second quarter of 2013, the Company purchased the LIFERS issued by the trustee over six additional TOB Trusts. The LIFERS entitle the Company to all principal and interest payments received by these TOB Trusts on the mortgage-backed securities after payments due to the holders of the SPEARS and trust costs ("MBS TOB Trusts"). The SPEARS represent senior interests in the MBS TOB Trusts and some have been credit enhanced by DB. The Company reports the MBS TOB Trusts on a consolidated basis as it has determined it is the primary beneficiary of these variable interest entities (Note 6). A summary of the six MBS TOB Trusts are as follows:

•
During fourth quarter of 2012, the Company purchased approximately $6.5 million of LIFERS from securitized MBS TOB Trusts with a par value of approximately $31.6 million of MBS. The MBS TOB Trusts also issued SPEARS of approximately $25.1 million to unaffiliated investors. The approximate outstanding amount at March 31, 2014 is $24.1 million which mature in October 2014. On the date of closing the total fixed TOB Trust fee was approximately .9% per annum and the variable rate paid on the SPEARS of approximately .4% is tied to SIFMA which results in the total cost of borrowing of approximately 1.3%.

•
In January 2013, the Company purchased an additional $540,000 of LIFERS from one of the five MBS TOB Trusts which is a securitization of MBS with a par value of $2.5 million. SPEARS of approximately $2.0 million were issued by the MBS TOB Trust which is currently outstanding at March 31, 2014. This MBS TOB Trust matures in June 2014. On the date of closing the total fixed TOB Trust fee was approximately .9% per annum and the variable rate paid on the SPEARS of approximately .3% is tied to SIFMA which results in the total cost of borrowing of approximately 1.2%.

•
In April 2013, the Company purchased approximately $2.2 million of LIFERS issued by a new MBS TOB Trust which is the securitization of MBS with a par value of approximately $10.0 million. The MBS TOB Trusts issued SPEARS of approximately $7.8 million to unaffiliated investors which is the outstanding amount at March 31, 2014. This facility matures in August 2014. On the date of closing the total fixed TOB Trust fee was approximately .9% per annum and the variable rate paid on the SPEARS of approximately .3% is tied to SIFMA which results in the total cost of borrowing of approximately 1.2%.

As of March 31, 2014, the Company has posted approximately $2.5 million of cash collateral in connection with the six MBS TOB Trusts. This collateral is recorded as restricted cash in the consolidated financial statements.

The Company owns the PHC Certificate LIFERS issued by the PHC TOB Trusts and pledged the LIFERS to the trustee to secure certain reimbursement obligations of the Company as the holder of LIFERS. The Company is consolidating the PHC TOB Trust as it has determined it is the primary beneficiary of these variable interest entities. The PHC TOB Trusts issued SPEARS to unaffiliated investors. The SPEARS represent senior interests in the PHC TOB Trusts and have been credit enhanced by DB. The LIFERS entitle the Company to all principal and interest payments received by the PHC TOB Trusts. Approximately $1.2 million was paid to reduce the outstanding balance during the first quarter 2014. The amount owed to the SPEARS owners is approximately $47.8 million at March 31, 2014.

The Company is accounting for these TOB Trust financing transactions as secured financing arrangements. As of March 31, 2014, the total cost of borrowing averaged approximately 2.3% and 1.2%, on the PHC TOB Trusts and MBS TOB Trusts, respectively.

TEBS Financing

As of September 1, 2010, the Partnership and its Consolidated Subsidiary ATAX TEBS I, LLC, entered into a number of agreements relating to a new long-term debt financing facility provided through the securitization of thirteen mortgage revenue bonds owned by the ATAX TEBS I, LLC (the “Sponsor”) pursuant to the TEBS Financing. The TEBS Financing essentially provides the Partnership with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term rates. In January 2014, the mortgage revenue bond secured by Lost Creek was retired for an amount greater than the outstanding principal and accrued base interest. The Company received approximately $18.7 million for the Lost Creek mortgage revenue bond and paid approximately $15.7 million to reduce the outstanding balance of the TEBS Financing facility (Note 4), therefore at March 31, 2014 there are twelve mortgage revenue bonds owned by the Sponsor.

The par value of the mortgage revenue bonds included in this financing facility as of March 31, 2014 and December 31, 2013 are as follows:

Description of	Outstanding Bond Par Amounts
Mortgage Revenue Bonds	March 2014	December 31, 2013	Financial Statement Presentation
Ashley Square	$5,200,000	$5,212,000	Mortgage revenue bond
Bella Vista	6,545,000	6,545,000	Mortgage revenue bond
Bent Tree	7,524,000	7,542,000	Consolidated VIE
Bridle Ridge	7,685,000	7,715,000	Mortgage revenue bond
Brookstone	9,318,376	9,338,603	Mortgage revenue bond
Cross Creek	8,479,628	8,497,933	Mortgage revenue bond
Fairmont Oaks	7,334,000	7,355,000	Consolidated VIE
Lake Forest	8,970,000	8,997,000	Mortgage revenue bond
Runnymede	10,525,000	10,525,000	Mortgage revenue bond
Southpark	13,795,000	13,795,000	Mortgage revenue bond
Woodlynn Village	4,426,000	4,426,000	Mortgage revenue bond
Ohio Series A Bond (1)	14,477,000	14,498,000	Mortgage revenue bond
Villages at Lost Creek	—	18,090,000	Mortgage revenue bond
Total	$104,279,004	$122,536,536
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
The total Facility Fees are 1.9% per annum, and as of March 31, 2014, the SIFMA rate was equal to approximately 0.1% resulting in a total cost of borrowing of approximately 2.0% on the outstanding balance on the TEBS Financing facility of $77.2 million. The TEBS Financing and the associated TEBS Trust are presented as secured financings within the consolidated financial statements.
The term of the TEBS Financing coincides with the terms of the assets securing the TEBS Certificates, except that the Partnership may terminate the TEBS Financing at its option on either September 15, 2017 or September 15, 2020. Should the Partnership not elect to terminate the TEBS Financing on these dates, the full term of the TEBS Financing runs through the final principal payment date associated with the securitized mortgage revenue bonds, or July 15, 2050.

The Company’s debt financing as of March 31, 2014 contractually matures over the next five years and thereafter as follows:

2014	$163,817,000
2015	18,160,000
2016	949,000
2017	74,585,000
2018	—
Thereafter	—
Total	$257,511,000

The Company expects to renew each TOB financing facility for another one year term when it matures in 2014 as it has the discretion to renew for another one year period per the terms of the agreement with DB.

11.  Mortgages Payable

The Company reports the mortgage loans secured by certain MF Properties on its consolidated financial statements as Mortgages payable.  As of March 31, 2014, outstanding mortgage loans totaled approximately $65.0 million.  As of December 31, 2013, outstanding mortgage loans totaled approximately $57.1 million.

In September 2013, the Partnership executed a $7.0 million promissory note related to the Woodland Park property. This promissory note carries a fixed interest rate of approximately 2.8% per annum plus 30-day London Interbank Offered Rate ("LIBOR") which was approximately .2%, resulting in approximately 3.0% at the date of closing. The Partnership has borrowed approximately $6.0 million as of March 31, 2014.
In April 2013, the Company executed an interest-only loan to borrow up to $25.5 million for a three year term at a variable interest rate secured by the student housing complex in Lincoln, Nebraska. The Company also secured a $4.3 million tax-incremental financing loan which is for a term of five years, carries a fixed interest rate of approximately 4.7% per annum, requires principal payments commencing after 24 months and has a balloon payment due at maturity. The Company has borrowed approximately $15.2 million on the three year term facility as of March 31, 2014 (Notes 7 and 16).

In February 2013, the Partnership obtained a $7.5 million loan secured by the Maples on 97th property. This loan is with an unrelated third party and carries a fixed annual interest rate of approximately 3.6% per annum through June 30, 2013 switching to approximately 4.4% per annum beginning on July 1, 2013, maturing on February 10, 2016.

The Company’s mortgages payable as of March 31, 2014 contractually mature over the next five years and thereafter as follows:

2014	$17,112,100
2015	6,709,154
2016	7,785,288
2017	18,189,422
2018	—
Thereafter	15,154,128
Total	$64,950,092

The Company plans to either extend or refinance the mortgage on Eagle Village and the financing facility tied to Woodland Park as they mature in 2014. The Company paid off in full the $1.85 million mortgage secured by Glynn Place in April 2014.

12.  Transactions with Related Parties

The general partner of the Partnership, AFCA 2, is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its mortgage revenue bonds, taxable property loans collateralized by real property, and other investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. For the three months ended March 31, 2014 and 2013 the Partnership paid or accrued administrative fees to AFCA 2 of approximately $473,000 and $342,000, respectively. In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these mortgage revenue bonds and totaled approximately $17,000 and $33,000 for the three months ended March 31, 2014 and 2013, respectively.

AFCA 2 earns mortgage placement fees in connection with the acquisition of certain mortgage revenue bonds.  These mortgage placement fees were paid by the owners of the respective properties and, accordingly, have not been reflected in the accompanying condensed consolidated financial statements because these properties are not considered VIEs.  During the three months ended March 31, 2014 and 2013, AFCA 2 earned mortgage placement fees of approximately $323,000 and $390,000 , respectively.

An affiliate of AFCA 2, America First Properties Management Company, LLC (“Properties Management”) provided property management services for the eight MF Properties, the two Consolidated VIEs and six of the properties collateralized by the mortgage revenue bonds, earning management fees of approximately $300,000 for the three months ended March 31, 2014. Properties Management provided property management services for seven MF Properties, the three VIEs, the seven properties classified as discontinued operations and four of the properties collateralized by the mortgage revenue bonds, earning management fees of approximately $302,000 for the three months ended March 31, 2013.  These property management fees are not Partnership expenses, but are paid in each case by the owner of the multifamily apartment property.  For properties owned by entities treated as Consolidated VIEs and for MF Properties, the property management fees are reflected as real estate operating expenses on the Company’s condensed consolidated financial statements.  The property management fees are paid out of the revenues generated by all properties financed by mortgage revenue bonds and taxable mortgages prior to the payment of debt service on the Partnership’s mortgage revenue bonds and taxable property loans.

The Partnership executed a Developer and Construction Management Agreement with two affiliates of AFCA 2 during the second quarter of 2013 in connection with the mixed-use development at the University of Nebraska - Lincoln (Note 7). Under the terms of this agreement, these affiliates received approximately $112,000 in the first three months of 2014. An affiliate of AFCA 2 acts as a placement advisor to the borrowers under the mortgage revenue bonds at the time they are acquired by the Company. Any and all advisory fees are paid by the borrower of the respective bonds and, accordingly, have not been reflected in the accompanying consolidated financial statements.

Two of the owners of the limited-purpose corporations which own two of the Consolidated VIEs held by the Company are employees of Burlington who are not involved in the operation or management of the Company and who are not executive officers or managers of Burlington.

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

14.  Interest Rate Derivative Agreements

As of March 31, 2014, the Company has six derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing. The terms of the derivative agreements are as follows:

Date Purchased	Notional Amount	Effective Capped Rate	Maturity Date	Purchase Price	Counterparty

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$921,000	Bank of New York Mellon

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$845,600	Barclays Bank PLC

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$928,000	Royal Bank of Canada

August 15, 2013	$93,305,000	1.50%	September 1, 2017	$793,000	Deutsche Bank

February 18, 2014	$41,250,000	1.00%	March 1, 2017	$230,500	SMBC Capital Markets, Inc

February 18, 2014	$28,750,000	1.00%	March 1, 2017	$161,000	SMBC Capital Markets, Inc

In February 2014, the Company entered into two interest rate cap agreements with SMBC Capital Markets, Inc. for a notional amount of $70.0 million with an effective start date of March 1, 2014. These agreements effectively limits the interest component of the TOB financing correlated with the SIFMA index to a maximum of 1.0% on $70.0 million of the outstanding borrowings on the MBS TOB financing facilities and the PHC Certificates TOB financing facilities to 1.0% through a three year term ending March 1, 2017. These interest rate cap contracts cost approximately $390,000 and do not qualify for hedge accounting, therefore, changes in the estimated fair value of the interest rate derivatives is included in earnings.

On July 30, 2013, the Company purchased a new interest rate derivative with a notional amount of $93.3 million which represents the amount outstanding on the TEBS financing facility at August 1, 2013.  The maturity date of this interest rate derivative is September 1, 2017 and the effective capped interest rate is 1.5%.  On July 30, 2013, the Company also sold a new interest rate derivative to the same counterparty which had the same notional amount of $93.3 million and an effective capped interest rate of 3.0%.  The total cost of these two interest rate derivatives was approximately $800,000 and the derivative contracts do not qualify for hedge accounting, therefore, changes in the estimated fair value of the interest rate derivatives are included in earnings.  This interest rate corridor transaction effectively reduced the capped interest rate from 3.0% to 1.5% on the TEBS financing facility through the maturity date of the interest rate derivative contracts. In August 2013, the Company executed a master netting agreement with DB, which is the counterparty to these interest rate derivative contracts and is also the provider of the Company's TOB financing facilities. The Company received $500,000 of cash collateral upon the execution of this master netting agreement. This $500,000 has been reported on a net basis against the cash collateral posted for the TOB financing facilities in the consolidated balance sheet as of March 31, 2014 and December 31, 2013.

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $176,000 and $105,000 for the three months ended March 31, 2014 and 2013, respectively. The valuation methodology used to estimate the fair value of the Company's interest rate derivative agreements is disclosed in footnote 15.

15.   Fair Value Measurement

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

Investments in Mortgage Revenue Bonds.  The fair values of the Company’s investments in mortgage revenue bonds have each been based on a discounted cash flow or yield to maturity analysis. The Company uses this same valuation methodology to estimate the fair value market adjustment for its mortgage bond purchase commitments. There is no active trading market for the mortgage revenue bonds and price quotes for the mortgage revenue bonds are not available.  If available, the General Partner may also consider price quotes on similar mortgage revenue bonds or other information from external sources, such as pricing services.  The estimates of the fair values of these mortgage revenue bonds, whether estimated by the Company or based on external sources, are based largely on unobservable inputs the General Partner believes would be used by market participants.  Additionally, the calculation methodology used by the external sources and the Company encompasses the use of judgment in its application. To validate changes in the fair value of the Company's investments in mortgage revenue bonds between reporting periods, the General Partner looks at the key inputs such as changes in the current market yields on similar bonds as well as changes in the operating performance of the underlying property serving as collateral for each bond. The General Partner validates that the changes in the estimated fair value of the mortgage revenue bonds move with the changes in these monitored factors. Given these facts the fair value measurement of the Company’s investment in mortgage revenue bonds is categorized as a Level 3 input. The approximately $1.4 million estimated fair market value adjustment - mortgage bond purchase commitment liability is also categorized as a Level 3 input. This unrealized loss was recorded in other comprehensive income (loss) during the three months ended March 31, 2014.

Investments in Public Housing Capital Fund Trust Certificates. The fair value of the Company’s investment in Public Housing Capital Fund Trust Certificates has been based on a yield to maturity analysis performed by the General Partner. There is no active trading market for the trusts' certificates owned by the Company but the General Partner will look at estimated values as determined by pricing services when available. The estimates of the fair values of these trusts' certificates begin with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts adjusted largely for unobservable inputs the General Partner believes would be used by market participants. Additionally, the calculation methodology used by external pricing services and the Company encompasses the use of judgment in its application. The General Partner validates that the changes in the estimated fair value of Public Housing Capital Fund Trust Certificates move with the changes in the market yield rates of investment grade rated mortgage revenue municipal bonds with similar length of terms. Given these facts the fair value measurement of the Company’s investment in Public Housing Capital Fund Trust Certificates is categorized as a Level 3 input.

Investments in Mortgage-Backed Securities. The fair value of the Company's investment in mortgage-backed securities is based upon prices obtained from a third party pricing service, which are indicative of market activity. The valuation methodology of the Company's third party pricing service incorporates commonly used market pricing methods, incorporates trading activity observed in the market place, and other data inputs. The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; geography; and prepayment speeds. The General Partner analyzes pricing data received from the third party pricing service by comparing it to valuation information obtained from at least one other third party pricing service and ensuring they are within a tolerable range of difference which the Company estimates as 7.5%. The General Partner also looks at observations of trading activity observed in the market place when available. Given these facts, the fair value measurements of the Company's investment in mortgage-backed securities are categorized as Level 2 inputs.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2014
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage Revenue Bonds	$316,471,727	$—	$—	$316,471,727
Public Housing Capital Fund Trust Certificates	62,070,540	—	—	62,070,540
MBS Investments	39,922,601	—	39,922,601	—
Taxable Bonds	4,298,957	—	—	4,298,957
Interest Rate Derivatives	1,103,783	—	—	1,103,783
Total Assets at Fair Value	$423,867,608	$—	$39,922,601	$383,945,007

	For Three Months Ended March 31, 2014
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Public Housing Capital Fund Trust Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2014	$285,318,171	$62,056,379	$4,075,953	$888,120	$352,338,623
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	—	(175,837)	(175,837)
Included in other comprehensive income	14,073,020	1,657,859	223,004	—	15,953,883
Purchases	34,778,800	—	—	—	34,778,800
Purchase interest rate derivative	—	—	—	391,500	391,500
Mortgage revenue bond redemption	(17,636,138)	—	—	—	(17,636,138)
Settlements	(62,126)	(1,643,698)	—	—	(1,705,824)
Ending Balance March 31, 2014	$316,471,727	$62,070,540	$4,298,957	$1,103,783	$383,945,007
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of March 31, 2014	$—	$—	$—	$(175,837)	$(175,837)

	Fair Value Measurements at December 31, 2013
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
mortgage Revenue Bonds	$285,318,171	$—	$—	$285,318,171
Public Housing Capital Fund Trusts	62,056,379	—	—	62,056,379
MBS Investments	37,845,661	—	37,845,661	—
Taxable Bonds	4,075,953			4,075,953
Interest Rate Derivatives	888,120	—	—	888,120
Total Assets at Fair Value	$390,184,284	$—	$37,845,661	$352,338,623

	For Three Months Ended March 31, 2013
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Public Housing Capital Fund Trust Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2013	$145,237,376	$65,389,298	$—	$378,729	$211,005,403
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	—	(104,658)	(104,658)
Included in other comprehensive income	3,628,875	(761,456)	—	—	2,867,419
Ohio Properties' mortgage revenue bonds	19,581,166	—	—	—	19,581,166
Purchases	38,400,000	—	—	—	38,400,000
Settlements	11,758	(14,129)	—	—	(2,371)
Ending Balance March 31, 2013	$206,859,175	$64,613,713	$—	$274,071	$271,746,959
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of March 31, 2013	$—	$—	$—	$(104,658)	$(104,658)

Losses included in earnings for the period shown above are included in interest expense.

The Company calculates a fair market value of each financial instrument using a discounted cash flow model based on the debt amortization schedules at the effective rate of interest for each period represented. This estimate of fair value is based on Level 3 inputs. The table below represents the fair market value of the debt held on the balance sheet for March 31, 2014 and December 31, 2013, respectively.

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Liabilities:
Debt financing	$257,511,000	$259,648,650	$257,274,000	$258,639,691
Mortgages payable	$64,950,091	$66,195,680	$57,087,320	$58,117,798

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

The Company provided a guarantee on the $2.8 million mortgage secured by the Abbington at Stones River, a 96 unit multifamily property located in Tennessee, in addition to providing the approximately $1.6 million taxable property loan to Foundation for Affordable Housing, the not-for-profit owner of the property. Based on the historical financial performance of the property and its estimated fair value, the Company estimates there is no value to record for this mortgage guarantee.

In connection with the sale of the Greens Property, the Company entered into guarantee agreements with the BC Partners under which the Company has guaranteed certain obligations of the general partner of the Greens of Pine Glen limited partnership, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur. A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehabilitation, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure. No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote. The maximum exposure to the Company at March 31, 2014, under the guarantee provision of the repurchase clause is approximately $1.3 million which represents 75% of the equity contributed by BC Partners to date.

In connection with the Ohio Properties transaction in 2011, the Company entered into guarantee agreements with the BC Partners under which the Company has guaranteed certain obligations of the general partner of these limited partnerships, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur. A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehabilitation, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure. Even if a repurchase event should occur, 25% of the BC equity would remain in the Ohio Properties and thus BC, a third party, would have sufficient equity in the Ohio Properties for the Company to recognize the sale discussed in Note 9. No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote. The maximum exposure to the Company at March 31, 2014, under the guarantee provision of the repurchase clause is approximately $4.9 million which represents 75% of the equity contributed by BC Partners.
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

In June 2013, the Partnership executed a Bond Purchase Commitment agreeing to purchase an $8.0 million new mortgage revenue bond and a $500,000 taxable bond both secured by a multifamily property under construction in Albuquerque, New Mexico. The mortgage revenue bond will have a stated annual interest rate of 6.0% per annum, the taxable bond will have a stated rate of 12% per annum, and bond proceeds must be used to pay off the third party construction loan. The Partnership accounts for the Bond Purchase Commitment as an available-for-sale security and, as such, records the change in estimated fair value of the Bond Purchase Commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.  As of March 31, 2014, the Partnership has estimated the value of this Bond Purchase Commitment and recorded a liability of approximately $163,000.

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

17. Subsequent Events

In April 2014, the mortgage revenue bond secured by Autumn Pines was sold for the outstanding principal and accrued base interest. The Company received approximately $13.1 million for the Autumn Pines mortgage revenue bond and recognized a gain of approximately $900,000 after payment of all TOB related financing fees. This gain is Tier 2 income with approximately $670,000 allocated to the unitholders. This mortgage revenue bond had been acquired at a discount on June 1, 2011. The Company's $9.8 million TOB financing facility which was the securitization of this mortgage revenue bond was paid off in full in connection with this sale.

In April 2014, the Company paid off in full the approximately $1.85 million mortgage which was collateralized by the Glynn Place Apartments, an MF Property.

18.  Segment Reporting

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

Mortgage Revenue Bond Investments Segment

The Mortgage Revenue Bond Investments segment consists of the Company’s portfolio of federally mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  Such mortgage revenue bonds are held as long-term investments.  As of March 31, 2014, the Company held forty-one mortgage revenue bonds not associated with Consolidated VIEs and two mortgage revenue bonds associated with Consolidated VIEs which are bonds that are eliminated in consolidation on the Company's financial statements. The multifamily apartment properties financed by the forty-three mortgage revenue bonds contain a total of 5,550 rental units. Three of the bonds' properties are not operational and are under construction (Note 4).

MF Properties Segment

The MF Properties segment consists of indirect equity interests in multifamily apartment properties which are not currently financed by mortgage revenue bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring.  In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties.  The Partnership's interests in its current MF Properties are not currently classified as Assets held for sale because the Partnership is not actively marketing them for sale, there is no definitive purchase agreement in existence that, under current guidance, can be recognized as a sale of real estate assets and, therefore, no sale is expected in the next twelve months. During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.  Any such cash distribution will contribute to the Partnership's CAD.  As of March 31, 2014, the Company consolidated the results of eight MF Properties containing a total of 1,582 rental units plus the student housing complex in Lincoln, Nebraska that is currently under construction (Note 7).

Other Investments

The Partnership Agreement authorizes the Company to make investments in investments other than mortgage revenue bonds provided that these other investments are rated in one of the four highest rating categories by a national securities rating agency and do not constitute more than 25% of the Company's assets at the time of acquisition as required under the Agreement of Limited Partnership. In addition, the amount of other investments are limited based on the conditions to the exemption from registration under the Investment Company Act of 1940 that is relied upon for the Partnership. The Company currently owns other investments, PHC Certificates and MBS, which are reported as two separate segments. The PHC Trusts segment consists of the assets, liabilities, and related income and expenses of the PHC Trusts. The Partnership consolidates the PHC Trusts due to ownership of the LIFERS issued by the three PHC Trusts, which hold custodial receipts evidencing loans made to a number of local public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by the HUD. This investment was acquired in July 2012. The MBS segment consists of the assets, liabilities, and related income and expenses of the MBS TOB Trusts that the Company consolidated due to its ownership of the LIFERs issued by the MBS TOB Trusts. These MBS TOB Trusts are securitizations of state-issued mortgage-backed securities which are backed by residential mortgage loans. These investments were acquired during the fourth quarter of 2012 through the second quarter of 2013 (Note 6).
The Consolidated VIE Segment

The Consolidated VIE segment consists of multifamily apartment properties which are financed with mortgage revenue bonds held by the Partnership, the assets, liabilities and operating results of which are consolidated with those of the Partnership as a result of consolidation guidance.  The mortgage revenue bonds on these Consolidated VIE properties are eliminated from the Company’s financial statements as a result of such consolidation, however, such bonds are held as long-term investments by the Partnership which continues to be entitled to receive principal and interest payments on such bonds.  The Company does not actually own an equity position in the Consolidated VIEs or their underlying properties.  As of March 31, 2014, the Company consolidated two VIEs containing a total 410 units (Note 3).

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

The following table details certain key financial information for the Company’s reportable segments for the three months ended March 31, 2014 and 2013 and as of December 31, 2013:

	For the Three Months Ended,
	March 31, 2014	March 31, 2013
Total revenues
Mortgage Revenue Bond Investments	$8,260,913	$8,443,527
MF Properties	3,150,344	2,519,739
Public Housing Capital Fund Trust Certificates	800,828	815,429
Mortgage-Backed Securities	421,160	330,354
Consolidated VIEs	800,872	1,213,069
Consolidation/eliminations	(233,277)	(377,709)
Total revenues	$13,200,840	$12,944,409

Interest expense
Mortgage Revenue Bond Investments	$1,149,922	$658,497
MF Properties	563,340	503,005
Public Housing Capital Fund Trust Certificates	337,557	277,860
Mortgage-Backed Securities	118,730	96,911
Consolidated VIEs	557,884	819,163
Consolidation/eliminations	(557,884)	(819,163)
Total interest expense	$2,169,549	$1,536,273

Depreciation expense
Mortgage Revenue Bond Investments	$—	$—
MF Properties	1,019,366	849,320
Public Housing Capital Fund Trust Certificates	—	—
Mortgage-Backed Securities	—	—
Consolidated VIEs	232,781	345,308
Consolidation/eliminations	—	—
Total depreciation expense	$1,252,147	$1,194,628

Income (loss) from continuing operations
Mortgage Revenue Bond Investments	$5,628,100	$6,421,412
MF Properties	(224,611)	(364,494)
Public Housing Capital Fund Trust Certificates	456,118	530,458
Mortgage-Backed Securities	299,890	214,641
Consolidated VIEs	(444,098)	(693,232)
Consolidation/eliminations	331,327	452,273
Income - America First Multifamily Investors, L. P.	$6,046,726	$6,561,058

Net income (loss)
Mortgage Revenue Bond Investments	$5,628,100	$6,421,412
MF Properties	(224,508)	1,395,874
Public Housing Capital Fund Trust Certificates	456,118	530,458
Mortgage-Backed Securities	299,890	214,641
Consolidated VIEs	(444,098)	(693,232)
Consolidation/eliminations	331,327	452,273
Net income - America First Multifamily Investors, L. P.	$6,046,829	$8,321,426

	March 31, 2014	December 31, 2013
Total assets
Mortgage Revenue Bond Investments	$506,477,244	$442,175,645
MF Properties	92,285,478	83,580,479
Public Housing Capital Fund Trusts	62,555,999	62,449,028
Mortgage-Backed Securities	40,516,125	38,427,654
Consolidated VIEs	13,731,470	14,019,837
Consolidation/eliminations	(104,683,730)	(106,419,611)
Total assets	$610,882,586	$534,233,032

Total partners' capital
Mortgage Revenue Bond Investments	$296,126,569	$231,042,138
MF Properties	22,133,659	23,107,538
Public Housing Capital Fund Trusts	14,621,627	13,336,761
Mortgage-Backed Securities	6,480,339	4,397,356
Consolidated VIEs	(21,955,872)	(21,511,776)
Consolidation/eliminations	(45,364,865)	(47,237,930)
Total partners' capital	$272,041,457	$203,134,087

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Management’s Discussion and Analysis, the “Partnership” refers to America First Multifamily Investors, L.P. and its Consolidated Subsidiaries which consist of:

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

The “Company” refers to the condensed consolidated financial statements reported in this Form 10-Q which include the assets, liabilities and results of operations of the Partnership, its Consolidated Subsidiaries,, and two entities in which the Partnership does not hold an ownership interest but which own multifamily apartment properties financed with mortgage revenue bonds held by the Partnership and which are treated as variable interest entities ("VIEs") of which the Partnership has been determined to be the primary beneficiary (the “Consolidated VIEs”). All significant transactions and accounts between the Partnership and the VIEs have been eliminated in consolidation.

Critical Accounting Policies

The Company’s critical accounting policies are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Executive Summary

For the three months ended March 31, 2014 and 2013, the Company generated Net income of approximately $6.1 million and $8.3 million, respectively. During the three months ended March 31, 2014, the Company realized an approximate $2.8 million gain from the Lost Creek bond redemption. During the three months ended March 31, 2013 the Company realized approximately $3.5 million in mortgage revenue bond and taxable loan interest income, a $250,000 guarantee fee, and an approximate $1.8 million gain on sale of discontinued operations due to the recognition of the sale of the Ohio Properties which did not recur in the first quarter of 2014.

The Company had a slight net increase in property revenues, real estate operating expenses, and depreciation and amortization expenses related the Woodland Park foreclosure in May of 2013 which was offset by the deconsolidation of Lake Forest during the fourth quarter of 2013. Overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents, and non-revenue units such as model units and employee units) of the apartment properties that the Partnership has financed with mortgage revenue bonds was approximately 84% for the first three months of 2014 and approximately 86% for the first three months of 2013.  Overall economic occupancy of the MF Properties was approximately 86% for the first three months of 2014 and approximately 81% for the first three months of 2013.

The Company generated Cash Available for Distribution (“CAD”) of approximately $7.1 million and $5.0 million for the three months ended March 31, 2014 and 2013, respectively. See further discussion of CAD in the Liquidity and Capital Resources section in the Management’s Discussion and Analysis. The majority of this increase was due to the Lost Creek bond redemption gain which contributed approximately $2.1 million to CAD in the first quarter of 2014.

Recent Investment Activity

In February 2014, the Partnership acquired a senior $7.0 million par value and a subordinate $2.3 million par value mortgage revenue bond secured by Harden Ranch, a 100 unit multifamily apartment complex in Salinas, California. The senior mortgage revenue bond carries an annual interest rate of 5.75% and matures on March 1, 2031. The subordinate mortgage revenue bond carries an annual interest rate of 5.50% for the first year and 8.0% for the second year and matures on March 1, 2016 (see Note 4).

In February 2014, the Company acquired a senior $23 million par value mortgage revenue bond secured by Decatur-Angle Apartments, a 302 unit multifamily apartment complex under construction in Fort Worth, Texas. The mortgage revenue bond carries an annual interest rate of 5.75% and matures on January 1, 2054 (see Note 4).

In January 2014, the mortgage revenue bond secured by Lost Creek was retired for an amount greater than the outstanding principal and accrued base interest. This $18.5 million par value mortgage revenue bond had been acquired at for approximately $15.9 million in May 2010 and carried an annual interest rate of 6.25%. The Company received approximately $18.7 million for the Lost Creek mortgage revenue bond resulting in an approximate $2.8 million realized gain (see Note 4); this gain was Tier 2 income with 25% allocated to the General Partner.

Recent Financing and Derivative Activities

In March 2014, the Partnership obtained two $5.0 million unsecured revolving lines of credit. The first revolving line of credit carries a variable interest rate which was approximately 3.5% at date of closing and matures in March 2015. The second revolving line of credit carries a variable interest rate which was approximately 3.4% at date of closing and matures in March 2016. On March 31, 2014, the Partnership had not borrowed funds on either line of credit. These line of credits will be utilized to help with short-term working capital needs and to fund new investments during the periods of time that Company is working with its lender to finalize new TOB financings of assets (see Note 10).

In March 2014, the Company executed a new TOB Trust under its credit facility with DB securitizing the Decatur-Angle mortgage revenue bond borrowing $17.3 million. The facility has a variable interest rate tied to SIFMA and matures in February 2015. On the date of closing the total fixed TOB Trust fee was approximately 1.5% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.3% resulting in a total cost of borrowing of approximately 1.8%. The outstanding balance remains at approximately $17.3 million on March 31, 2014 (see Note 10).

In February 2014, the Company entered into two interest rate cap agreements with SMBC Capital Markets, Inc. for a notional amount of $70.0 million with an effective start date of March 1, 2014. These agreements effectively limits the interest component of the TOB financing correlated with the SIFMA index to a maximum of 1.0% on $70.0 million of the outstanding borrowings on the MBS TOB financing facilities and the PHC Certificates TOB financing facilities to 1.0% through a three year term ending March 1, 2017. These interest rate cap contracts cost approximately $390,000 and do not qualify for hedge accounting, therefore, changes in the estimated fair value of the interest rate derivatives is included in earnings (see Note 14).

Discussion of the Mortgage Revenue Bond Holdings as of March 31, 2014

The Partnership’s primary purpose is to acquire and hold as long-term investments a portfolio of mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. At March 31, 2014, the Partnership held 44 mortgage revenue bonds secured by 33 properties of which 12 bonds are owned by ATAX TEBS I, LLC and 15 are held in trust facilities with DB (see Note 10 to the consolidated financial statements).  Twenty-seven of the properties securing the bonds contain a total of 5,248 rental units and four of the bonds' properties are not operational and are under construction. Two of the entities that own the apartment properties financed by two of the Partnership’s mortgage revenue bonds were deemed to be Consolidated VIEs of the Partnership at March 31, 2014 and, as a result, these bonds are eliminated in consolidation on the Company’s financial statements.

For the three months ended March 31, 2014 and 2013, the mortgage bond investment segment reported revenue of approximately $8.3 million and $8.4 million, respectively, interest expense of approximately $1.2 million and $658,000, respectively, and income from continuing operations of approximately $5.6 million and $6.4 million, respectively. The decrease in income from continuing operations for the first three months of 2014 as compared to the first three months of 2013 resulted from the approximate $3.5 million in mortgage revenue bond and taxable loan interest income and a $250,000 guarantee fee recognized due to the recognition of the sale of the Ohio Properties in the first quarter of 2013. This decrease quarter over quarter was offset by approximately $2.8 million in gain from the redemption of the Lost Creek mortgage revenue bond.

Discussion of the Public Housing Capital ("PHC") Trusts Holdings as of March 31, 2014

In accordance with the terms of the Agreement of Limited Partnership, securities other than multifamily housing revenue bonds must be rated in one of the four highest rating categories by at least one nationally recognized securities rating agency and may not represent more than 25% of the Partnership's assets at the time of acquisition. The Company must also limit its investment in these other securities to the extent necessary to maintain its exemption from registration under the Investment Company Act of 1940.

The Public Housing Capital Fund Certificates (“PHC Certificates”) acquired in July 2012 consist of custodial receipts evidencing loans made to a number of public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by HUD under HUD's Capital Fund Program. For the three months ended March 31, 2014 and 2013, the PHC Certificate segment reported revenue of approximately $801,000 and $815,000, respectively, interest expense of approximately $338,000 and $278,000, respectively, and income from continuing operations of approximately $456,000 and $530,000, respectively. The following table sets forth certain information relating to the PHC Certificates held in the tender option bond trusts ("PHC TOB Trusts"):

	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate over Life	Principal Outstanding March 31, 2014
Public Housing Capital Fund Trust Certificate I	12.75	AA-	5.330%	$26,406,558
Public Housing Capital Fund Trust Certificate II	12.3	AA-	4.240%	16,330,476
Public Housing Capital Fund Trust Certificate III	13.3	BBB	5.410%	20,898,432
Total Public Housing Capital Fund Trust Certificates				$63,635,466

Discussion of the Mortgage-Backed Securities Holdings as of March 31, 2014

The third class of security owned by the Company is MBS. As of March 31, 2014, the Company owns state-issued MBS with an aggregate outstanding principal amount of approximately $42.8 million. The MBS were acquired during between fourth quarter 2012 and first quarter 2013 and are backed by residential mortgage loans. For the three months ended March 31, 2014 and 2013, the MBS segment reported revenue of approximately $421,000 and $330,000, respectively, interest expense of approximately $119,000 and $97,000, respectively, and income from continuing operations of approximately $300,000 and $215,000, respectively. The following table sets forth certain information relating to the MBS held in the MBS TOB Trusts:

Agency Rating of Mortgage-Backed Securities	Principal Outstanding March 31, 2014	Weighted Average Maturity Date	Weighted Average Coupon Interest Rate
"AAA"	$22,710,000	1/14/2036	4.220%
"AA"	20,120,000	1/18/2036	4.000%
	$42,830,000

Discussion of the MF Property Holdings as of March 31, 2014

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

At March 31, 2014, the Partnership’s consolidated subsidiaries owned eight MF Properties which contain a total of 1,582 rental units plus the student housing complex in Lincoln, Nebraska that is currently under construction (see Note 7 to the consolidated financial statements). At March 31, 2013, the Partnership’s consolidated subsidiaries owned seven MF Properties which contain a total of 1,346 rental units reported within continuing operations. Woodland Park was not included in the three months ended March 31, 2013, loss from continuing operations or net income as the foreclosure was completed effective June 1, 2013. However, the Woodland Park mortgage revenue bond was presented as an investment in the prior year. For the three months ended March 31, 2014 and 2013, the MF Properties segment reported approximately $225,000 and $364,000 loss from continuing operations, respectively, and approximately zero and $1.4 million gain on sale of MF Properties, respectively, which was recognized within income from discontinued operations.

The decrease in loss from continuing operations for the three months ended March 31, 2014 compared to the prior year can be attributed to the net rental income due to the foreclosure of Woodland Park in addition to the increased rental revenue due to increased economic occupancy for the MF Properties.

America First Properties Management Company (“Properties Management”), an affiliate of AFCA 2, provides property management services for the eight MF Properties, the three VIEs, and six of the properties collateralized by the mortgage revenue bonds.  Management believes that this relationship provides greater insight and understanding of the underlying property operations and their ability to meet debt service requirements to the Partnership.

The following table outlines certain information regarding the apartment properties on which the Partnership holds mortgage revenue bonds (separately identifying those owned by entities treated as Consolidated VIEs) and the MF Properties.  The narrative discussion that follows provides a brief operating analysis of each property during the first three months of 2014 and 2013.

		Number of Units	Number of Units Occupied	Percentage of Occupied Units as of March 31,		Economic Occupancy (1) for the period ended March 31,

Property Name	Location			2014	2013	2014	2013

Non-Consolidated Properties
Arbors of Hickory Ridge	Memphis, TN	348	335	96%	96%	86%	85%
Ashley Square Apartments	Des Moines, IA	144	139	97%	100%	92%	96%
Autumn Pines	Humble, TX	250	234	94%	92%	90%	89%
Avistar at Chase Hill (3)	San Antonio, TX	232	n/a	n/a	n/a	n/a	n/a
Avistar at the Crest (3)	San Antonio, TX	200	n/a	n/a	n/a	n/a	n/a
Avistar at the Oaks (3)	San Antonio, TX	156	n/a	n/a	n/a	n/a	n/a
Avistar in 09 (3)	San Antonio, TX	133	n/a	n/a	n/a	n/a	n/a
Avistar on the Boulevard (3)	San Antonio, TX	344	n/a	n/a	n/a	n/a	n/a
Avistar on the Hills (3)	San Antonio, TX	129	n/a	n/a	n/a	n/a	n/a
Bella Vista Apartments	Gainesville, TX	144	136	94%	90%	84%	82%
Bridle Ridge Apartments	Greer, SC	152	147	97%	95%	95%	87%
Brookstone Apartments	Waukegan, IL	168	165	98%	93%	88%	86%
Copper Gate Apartments (3)	Lafayette, IN	128	n/a	n/a	n/a	n/a	n/a
Cross Creek Apartments	Beaufort, SC	144	134	93%	88%	86%	81%
Greens of Pine Glen Apartments	Durham, NC	168	156	93%	93%	87%	85%
Harden Ranch Apartments	Salinea, CA	100	98	98%	n/a	99%	n/a
Lake Forest Apartments	Daytona Beach, FL	240	211	88%	93%	80%	81%
Ohio Properties (4)	Ohio	362	341	94%	96%	93%	93%
Palms at Premier Park	Columbia, SC	240	210	88%	n/a	78%	n/a
Runnymede Apartments	Austin, TX	252	247	98%	95%	96%	92%
South Park Ranch Apartments	Austin, TX	192	192	100%	99%	95%	90%
Suites at Paseo	San Diego, CA	384	236	61%	n/a	48%	n/a
Tyler Park Townhomes	Greenfield, CA	88	84	95%	n/a	96%	n/a
Westside Village	Shafter, CA	81	81	100%	n/a	100%	n/a
Woodlynn Village	Maplewood, MN	59	57	97%	98%	98%	98%
		4,838	2,993	82%	94%	84%	87%

Consolidated VIEs
Bent Tree Apartments	Columbia, SC	232	228	98%	88%	88%	79%
Fairmont Oaks Apartments	Gainesville, FL	178	164	92%	89%	81%	78%
		410	392	96%	89%	85%	79%

		Number of Units	Number of Units Occupied	Percentage of Occupied Units as of March 31,		Economic Occupancy (1) for the period ended March 31,

Property Name	Location			2014	2013	2014	2013
MF Properties
Arboretum	Omaha, NE	145	142	98%	94%	92%	85%
Eagle Village	Evansville, IN	511	333	65%	72%	69%	80%
Glynn Place	Brunswick, GA	128	100	78%	85%	74%	68%
Maples on 97th (3)	Omaha, NE	258	217	84%	78%	83%	78%
Meadowview	Highland Heights, KY	118	112	95%	97%	92%	90%
Residences at DeCordova (6)	Granbury, TX	110	108	98%	85%	96%	77%
Residences at Weatherford (2)	Weatherford, TX	76	75	99%	93%	99%	77%
Woodland Park (5)	Topeka, KS	236	215	91%	88%	91%	85%
		1,582	1,302	82%	87%	86%	81%

(1)
Economic occupancy is presented for the first three months of 2014 and 2013, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented, therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

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

(4)
The Partnership holds approximately $18.2 million of mortgage revenue bonds secured by Crescent Village, Willow Bend and Postwoods (Ohio Properties). Crescent Village is located in Cincinnati, Ohio, Willow Bend is located in Columbus (Hilliard), Ohio and Postwoods is located in Reynoldsburg, Ohio.

(5) This property was foreclosed on May 29, 2013 and became an MF Property. The occupancy information includes the periods prior to the foreclosure when the Partnership held a mortgage revenue bond secured by this property.

Non-Consolidated Properties

Arbors of Hickory Ridge - Arbors of Hickory Ridge Apartments is located in Memphis, Tennessee and is a 348 unit facility. In the first three months of 2014, "Net Operating Income" (calculated as property revenue less salaries, advertising, administration, utilities, repair and maintenance, insurance, taxes, and management fee expense) was $315,000 as compared to $265,000 in 2013. The increase was a result of an increase in other income along with a decrease in administrative and utilities expenses. Debt service on the Partnership's bonds on this property was current as of March 31, 2014.

Ashley Square – Ashley Square Apartments is located in Des Moines, Iowa.  In the first three months of 2014, Net Operating Income was $152,000 as compared to $170,000 in 2013.  The decrease was a result of a decrease in economic occupancy along with an increase is salaries and repair and maintenance expenses. Debt service on the Partnership’s bonds on this property was current as of March 31, 2014.

Autumn Pines – Autumn Pines is located in Humble, Texas.  In the first three months of 2014, Net Operating Income was $321,000 as compared to $314,000 in 2013. Debt service on the Partnership’s bonds on this property was current as of March 31, 2014.

Avistar on Chase Hill - Avistar on Chase Hill is located in San Antonio, Texas and is a 232 unit facility. This bond was purchased in February 2013. In the first three months of 2014, Net Operating Income was $147,000 on net revenue of approximately $384,000. Debt service on the Partnership’s bonds on this property was current as of March 31, 2014.

Avistar at the Crest - Avistar at the Crest is located in San Antonio, Texas and is a 200 unit facility. This bond was purchased in February 2013. In the first three months of 2014, Net Operating Income was $162,000 on net revenue of approximately $369,000. Debt service on the Partnership’s bonds on this property was current as of March 31, 2014.

Avistar at the Oaks - Avistar at the Oaks is located in San Antonio, Texas and is a 156 unit facility. This bond was purchased in June 2013. In the first three months of 2014, Net Operating Income was $103,000 on net revenue of approximately $246,000. Debt service on the Partnership’s bonds on this property was current as of March 31, 2014.

Avistar in 09 - Avistar in 09 is located in San Antonio, Texas and is a 133 unit facility. This bond was purchased in June 2013. In the first three months of 2014, Net Operating Income was $115,000 on net revenue of approximately $229,000. Debt service on the Partnership’s bonds on this property was current as of March 31, 2014.

Avistar on the Boulevard - Avistar on the Boulevard is located in San Antonio, Texas and is a 344 unit facility. This bond was purchased in February 2013. In the first three months of 2014, Net Operating Income was $293,000 on net revenue of approximately $579,000. Debt service on the Partnership’s bonds on this property was current as of March 31, 2014.

Avistar on the Hills - Avistar at the Hills is located in San Antonio, Texas and is a 129 unit facility. This bond was purchased in June 2013. In the first three months of 2014, Net Operating Income was $123,000 on net revenue of approximately $245,000. Debt service on the Partnership’s bonds on this property was current as of March 31, 2014.

Bella Vista – Bella Vista Apartments is located in Gainesville, Texas.  In the first three months of 2014, Net Operating Income was $133,000 as compared to $137,000 in 2013.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2014.

Bridle Ridge Apartments – Bridle Ridge Apartments is located in Greer, South Carolina.  In the first three months of 2014, Net Operating Income was $167,000 as compared to $173,000 in 2013.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2014.

Brookstone – Brookstone Apartments is located in Waukegan, Illinois.  In the first three months of 2014, Net Operating Income was $147,000 as compared to $149,000 in 2013. Debt service on the Partnership’s bonds on this property was current as of March 31, 2014.

Copper Gate Apartments - Copper Gate Apartments is located in Lafayette, Indiana and is a 128 unit facility. This bond was purchased in December 2013. In the first three months of 2014, Net Operating Income was $110,000 on net revenue of approximately $241,000. Debt service on the Partnership’s bonds on this property was current as of March 31, 2014.

Cross Creek – Cross Creek Apartments is located in Beaufort, South Carolina. In the first three months of 2014, Net Operating Income was $134,000 as compared to $108,000 in 2013.  This increase was a direct result of an increase in economic occupancy along with a decrease in repair and maintenance expenses. Debt service on the Partnership’s bonds on this property was current as of March 31, 2014.

Greens of Pine Glen – Greens of Pine Glen Apartments is located in Durham, North Carolina. In the first three months of 2014, Net Operating Income was $187,000 as compared to $165,000 in 2013.  This increase was the result of a slight increase in economic occupancy along with a decrease in utilities expenses. Debt service on the Partnership’s bonds on this property was current as of March 31, 2014.

Harden Ranch Apartments - Harden Ranch Apartments is located in Salinas, California and is a 100 unit facility. This bond was purchased in February 2014. In the first three months of 2014, Net Operating Income was $85,000 on net revenue of approximately $141,000. Debt service on the Partnership’s bonds on this property was current as of March 31, 2014.

Lake Forest – Lake Forest Apartments is located in Daytona Beach, Florida.  In the first three months of 2014, Net Operating Income was $241,000 as compared to $198,000 in 2013.  This increase was the result of a decrease in real estate taxes.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2014.

Ohio Properties - The Ohio properties are made up of the following three multifamily apartment complexes located in Ohio. Debt service on the Partnership’s bonds on these properties was current as of March 31, 2014.

Crescent Village – Crescent Village Townhomes is located in Cincinnati, Ohio.  In the first three months of 2014, Net Operating Income was $118,000 as compared to $105,000 in 2013.  This increase was the result of an increase in revenue due to a raise in the new rents along with a decrease in real estate taxes.

Postwoods – Postwoods Townhomes is located in Reynoldsburg, Ohio.  In the first three months of 2014, Net Operating Income was $163,000 as compared to $219,000 in 2013. This decrease was the result of an increase in real estate taxes, utilities, and repair and maintenance expenses.

Willow Bend – Willow Bend Townhomes is located in Columbus (Hilliard), Ohio.  In the first three months of 2014, Net Operating Income was $114,000 as compared to $112,000 in 2013.

Palms at Premier Park - Palms at Premier Park is located in Columbia, South Carolina and is a 240 unit facility. This bond was purchased in December 2013. In the first three months of 2014, Net Operating Income was $411,000 on net revenue of approximately $588,000. Debt service on the Partnership’s bonds on this property was current as of March 31, 2014.

Runnymede Apartments – Runnymede Apartments is located in Austin, Texas.  In the first three months of 2014, Net Operating Income was approximately $299,000 as compared to approximately $291,000 in 2013.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2014.

South Park Ranch Apartments – South Park Ranch Apartments is located in Austin, Texas. In the first three months of 2014, Net Operating Income was $340,000 as compared to $321,000 in 2013.  This increase was the result of an increase in economic occupancy offset by an increase in utilities expenses.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2014.

Suites on Paseo - Suites on Paseo is located in San Diego, California and is a 384 unit facility. This bond was purchased in December 2013. In the first three months of 2014, Net Operating Income was $133,000 on net revenue of approximately $807,000. Debt service on the Partnership’s bonds on this property was current as of March 31, 2014.

Tyler Park Townhomes - Tyler Park Townhomes is located in Greenfield, California and is an 88 unit facility. This bond was purchased in December 2013. In the first three months of 2014, Net Operating Income was $101,000 on net revenue of approximately $229,000. Debt service on the Partnership’s bonds on this property was current as of March 31, 2014.

Westside Village - Westside Village is located in Shafter, California and is an 81 unit facility. This bond was purchased in December 2013. In the first three months of 2014, Net Operating Income was $108,000 on net revenue of approximately $158,000. Debt service on the Partnership’s bonds on this property was current as of March 31, 2014.

Woodlynn Village – Woodlynn Village is located in Maplewood, Minnesota.  In the first three months of 2014, Net Operating Income was $96,000 as compared to $91,000 in 2013.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2014.

Consolidated VIEs

Bent Tree – Bent Tree Apartments is located in Columbia, South Carolina.   In the first three months of 2014, Net Operating Income was $179,000 as compared to $155,000 in 2013.  This increase was the direct result of an increase in economic occupancy.  Debt service on the Partnership’s bonds on this property was current of March 31, 2014.

Fairmont Oaks – Fairmont Oaks Apartments is located in Gainesville, Florida.  In the first three months of 2014, Net Operating Income was $192,000 as compared to $160,000 in 2013.  This increase was the result of an increase in economic occupancy along with a decrease in repair and maintenance expenses.  Debt service on the Partnership’s bonds on this property was current as of March 31, 2014.

MF Properties

Arboretum – Arboretum is located in Omaha, Nebraska. In the first three months of 2014, Net Operating Income was $419,000 as compared to $369,000 in 2013. This increase was the result of an increase in economic occupancy along with a decrease in advertising expenses.

Eagle Village –Eagle Village is located in Evansville, Indiana. In the first three months of 2014, Net Operating Income was $171,000 as compared to $256,000 in 2013. This decrease was the result of a decrease in economic occupancy along with an increase in salaries, advertising and utilities expenses.

Glynn Place – Glynn Place Apartments is located in Brunswick, Georgia.  In the first three months of 2014, Net Operating Income was $81,000 as compared to $66,000 in 2013.  This increase was the result of an increase in economic occupancy along with an decrease in salaries expenses.

Maples on 97th – Maples on 97th is located in Omaha, Nebraska. In the first three months of 2014, Net Operating Income was $166,000 as compared to $178,000 in 2013. This decrease was the result of an increase in salaries, utilities and repair and maintenance expenses.

Meadowview – Meadowview Apartments is located in Highland Heights, Kentucky.  In the first three months of 2014, Net Operating Income was $155,000 as compared to $193,000 in 2013.  This decrease was a result of an increase in salaries, utilities and repair and maintenance expenses.

Residences at DeCordova – Residences of DeCordova is located in Granbury, Texas in the Dallas-Fort Worth area.  In the first three months of 2014, Net Operating Income was $179,000 as compared to $145,000 in 2013. This increase is the direct result of an increase in physical occupancy which in return increased economic occupancy.

Residences at Weatherford – Residences of Weatherford is located in Weatherford, Texas in the Dallas-Fort Worth area. In the first three months of 2014, Net Operating Income was $118,000 on net revenue of approximately $212,000. The stabilization of this property happened in the second quarter of 2013.

Woodland Park – Woodland Park is located in Topeka, Kansas. This property was secured by a mortgage revenue bond owned by the Partnership but due to a foreclosure, became an MF Property effective on June 1, 2013. In the first three months of 2014, Net Operating Income of $238,000 on net revenue of approximately $441,000.

Results of Operations

Consolidated Results of Operations

The following discussion of the Company’s results of operations for the three months ended March 31, 2014 and 2013 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013 (Consolidated)
Change in Results of Operations

	For Three Months Ended March 31, 2014	For Three Months Ended March 31, 2013	Dollar Change
Revenues:
Property revenues	$3,951,216	$3,732,807	$218,409
Investment income	6,205,558	7,716,617	(1,511,059)
Gain on mortgage revenue bond redemption	2,835,243	—	2,835,243
Other interest income	208,823	1,244,985	(1,036,162)
Other income	—	250,000	(250,000)
Total revenues	13,200,840	12,944,409	256,431

Expenses:
Real estate operating (exclusive of items shown below)	2,100,293	2,057,036	43,257
Provision for loan loss
Provision for loss on receivables	—	238,175	(238,175)
Depreciation and amortization	1,613,346	1,581,376	31,970
Interest	2,169,549	1,536,273	633,276
General and administrative	1,270,926	970,491	300,435
Total Expenses	7,154,114	6,383,351	770,763
Net income	6,046,726	6,561,058	(514,332)
Income from discontinued operations (including gain on sale of MF Properties of $1,775,527 in 2013)	—	1,933,019	(1,933,019)
Net income	6,046,726	8,494,077	(2,447,351)
Net income attributable to noncontrolling interest	(103)	172,651	(172,754)
Net income - America First Multifamily Investors, L.P.	$6,046,829	$8,321,426	$(2,274,597)

Property revenues. The property revenues increased approximately $218,000 comparing the first quarter of 2014 and the first quarter of 2013 due to offsetting factors. There was an approximately $441,000 of the increase was attributable to the Woodland Park which became an MF Property effective June 1, 2013 after the completion of the foreclosure of the property's mortgage revenue bond (see Note 7 to the consolidated financial statements). In addition, approximately $236,000 was attributable to the net increase in the existing VIEs and MF Properties' increased occupancy. Offsetting these increases was the $475,000 decrease due to the Lake Forest's deconsolidation in the fourth quarter 2013. The MF Properties averaged monthly rent of approximately $475 per unit in the first quarter of 2014 as compared with $495 per unit in the first quarter of 2013. The Consolidated VIEs averaged $470 per unit in monthly rent in first quarter of 2014 as compared to $432 per unit in first quarter of 2013.

Investment income.   Investment income includes interest earned on mortgage revenue bonds, PHC Certificates, and MBS. This income decreased in the first quarter of 2014 as compared to the first quarter of 2013 by approximately $1.5 million due to offsetting factors. The decrease is partially due to a loss of approximately $720,000 of investment income due to the redemption of the Iona Lakes mortgage revenue bond and the completion of the foreclosure of Woodland Park mortgage revenue bond in the second quarter of 2013 and the redemption of the Lost Creek mortgage revenue bond in first quarter 2014. In addition, approximately $3.5 million of the decrease is tied to the recognition of the sale of the Ohio Properties during the first quarter of 2013 which allowed the Company to recognize interest income it had deferred between June 2010 and December 2012. These decreases were offset by approximately $2.8 million of increases in investment income as the result of the addition of the Greens Property, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Avistar on the Hills Apartments, Avistar at the Oaks Apartments, Avistar in 09 Apartments, Vantage at Harlingen Apartments, Tyler Park Townhomes, Westside Village, Lake Forest, Copper Gate, The Palms at Premier Park, The Suites on Paseo, Harden Ranch Apartments and Decatur-Angle Apartments mortgage revenue bonds and the MBS.

Gain on redemption of a mortgage bond.  The gain is the result of the redemption of the Lost Creek mortgage revenue bond in January 2014. There was no gain realized on the sale or redemption of mortgage revenue bonds in the first quarter of 2013.

Other interest income. Other interest income is comprised mainly of interest income on taxable property loans held by the Partnership. The decrease in other interest income from the first quarter of 2014 as compared to the first quarter of 2013 is attributable to taxable interest income from the taxable property loans which are securitized by the Ohio Properties and recognized in the prior year when the Company was able to recognize the sale of the Ohio Properties (see Note 9 to the consolidated financial statements).

Other income.  Other income recognized in the first quarter of 2013 is a guarantee fee received from the General Partner owner of the Ohio Properties (see Note 9 to the consolidated financial statements). This did not repeat in the first quarter of 2014.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties and the Consolidated VIEs is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The types of real estate operating expenses are consistent for both the consolidated Company and Partnership Only formats. The net increase in real estate operating expenses from the first quarter of 2013 to the first quarter of 2014 was related to offsetting factors. The primary increase of approximately $203,000 related to Woodland Park which became an MF Property effective June 1, 2013. Offsetting that was a decrease of approximately $288,000 of real estate operating expenses is related to Lake Forest which was a VIE that was deconsolidated in the fourth quarter of 2013. The remaining increase was related to the existing VIEs and MF Properties normal operating increases in salaries, utilities, insurance, real estate taxes, and repair and maintenance expenses.

Provision for loss on receivables. A quarterly provision for loss was recorded on the interest receivable from the Woodland Park mortgage revenue bond until the foreclosure was completed on May 29, 2013. As a result, there is no quarterly expense for the first quarter of 2014.

Depreciation and amortization expense.  Depreciation results primarily from the apartment properties of the Consolidated VIEs and the MF Properties. Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB Credit Facilities. The net increase in depreciation and amortization when comparing the first quarter of 2014 to the first quarter of 2013 was the result of offsetting factors. A decrease of approximately $125,000 of depreciation and amortization is related to Lake Forest which was a VIE that was deconsolidated in the fourth quarter of 2013 (see Note 3). In addition, there was an approximate $163,000 decrease in in-place lease amortization related to the Maples on 97th as these were fully amortized in 2013. These decreases were offset by an approximate $231,000 increase in depreciation and amortization expense related to Woodland Park which became an MF property effective June 1, 2013. The majority of the remaining increase is related to the additional amortization expense reported on the Partnership's financing.

Interest expense. The net increase in interest expense in the first quarter of 2014 as compared to the first quarter of 2013 was partly due to an approximate $78,000 increase between the two quarters resulting from the change in the mark to market adjustment of the Company's derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. In addition, an increase of approximately $583,000 resulted from higher average outstanding debt principal between the two quarters. The Company's borrowing cost averaged approximately 2.4% per annum for the first quarter of 2014 and 2013.

General and administrative expenses. The increase in general and administrative expenses when comparing the first quarter of 2014 to the first quarter of 2013 is attributable to approximately $177,000 increased administrative fees payable to AFCA 2 related to the acquisition of the MBS and mortgage revenue bonds secured by the Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Avistar at the Oaks Apartments, Avistar on the Hills Apartments, Avistar in 09 Apartments, Vantage at Harlingen Apartments, Tyler Park Townhomes, Westside Village, Copper Gate, The Palms at Premier Park, The Suites on Paseo, Harden Ranch Apartments, and Decatur-Angle Apartments. In addition the Partnership realized an increase of approximately $166,000 in professional fees, travel expenses and salary and benefits.

Income from discontinued operations. The decrease from the first quarter of 2013 as compared to the first quarter of 2014 is attributable to the gain of approximately $1.8 million from the recognition of the sale of the Ohio Properties in the first quarter of 2013. There were no discontinued operations reported in the first quarter of 2014.

Partnership Only Results of Operations

The following discussion of the Partnership’s results of operations for the three months ended March 31, 2014 and 2013 reflects the operations of the Partnership without the consolidation of any VIEs during either period under the GAAP consolidation rules then in effect.  This information is used by management to analyze the Partnership’s operations and is reflective of the consolidated operations of the Mortgage Revenue Bond Investments segment, Public Housing Capital Fund Trust Certificates segment, Mortgage-Backed Securities segment, and the MF Properties segment as presented in Note 19 to the condensed consolidated financial statements.

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013 (Partnership Only)
Changes in Results of Operations

	For Three Months Ended March 31, 2014	For Three Months Ended March 31, 2013	Dollar Change
Revenues:
Property revenues	$3,150,344	$2,519,738	$630,606
Investment income	6,438,835	8,094,326	(1,655,491)
Gain on mortgage revenue bond redemption	2,835,243	—	2,835,243
Other interest income	208,823	1,244,985	(1,036,162)
Other income	—	250,000	(250,000)
Total revenues	12,633,245	12,109,049	524,196
Expenses:
Real estate operating (exclusive of items shown below)	1,650,647	1,323,634	327,013
Provision for loan loss	—	—	—
Provision for loss on receivables	—	238,175	(238,175)
Depreciation and amortization	1,382,626	1,238,459	144,167
Interest	2,169,549	1,536,273	633,276
General and administrative	1,270,926	970,491	300,435
Total expenses	6,473,748	5,307,032	1,166,716
Net income	6,159,497	6,802,017	(642,520)
Income from discontinued operations (including gain on sale of MF Properties of $1,775,527 in 2013)	—	1,933,019	(1,933,019)
Net income	6,159,497	8,735,036	(2,575,539)
Net (loss) income attributable to noncontrolling interest	(103)	172,651	(172,754)
Net income - America First Multifamily Investors, L.P.	$6,159,600	$8,562,385	$(2,402,785)

Property revenues. The property revenues increased approximately $631,000 comparing the first quarter of 2014 and the first quarter of 2013. Approximately $441,000 of the increase was attributable to Woodland Park which became an MF Property effective June 1, 2013 after the completion of the foreclosure of the property's mortgage revenue bond. In addition, approximately $174,000 was attributable to the net increase in the MF Properties' increased occupancy. The MF Properties averaged monthly rent of approximately $475 per unit in the first quarter of 2014 as compared with $495 per unit in the first quarter of 2013.

Investment income.   Investment income includes interest earned on mortgage revenue bonds, PHC Certificates, and MBS. This income decreased during the first quarter of 2014 as compared to the first quarter of 2013 by approximately $1.7 million due to offsetting factors. The decrease is partially due to a loss of approximately $720,000 of investment income due to the redemption of Iona Lakes mortgage revenue bond and the completion of the foreclosure of the Woodland Park mortgage bond in the second quarter of 2013 and the redemption of the Lost Creek mortgage revenue bond in first quarter 2014. In addition, approximately $3.5 million of the decrease is tied to the recognition of the sale of the Ohio Properties during the first quarter of 2013 which allowed the Company to recognize interest it had deferred between June 2010 and December 2012. These decreases were offset by approximately $2.6 million of increases in investment income as the result of the addition of the Greens Property, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Avistar on the Hills Apartments, Avistar at the Oaks Apartments, Avistar in 09 Apartments, Vantage at Harlingen Apartments, Tyler Park Townhomes, Westside Village, Copper Gate, The Palms at Premier Park, The Suites on Paseo, Harden Ranch and Decatur-Angle mortgage revenue bonds and the MBS.

Gain on redemption of a mortgage bond.  The gain is the result of the redemption of the Lost Creek mortgage revenue bond in January 2014. There was no gain realized on the sale of mortgage revenue bonds in the first quarter of 2013.

Other interest income. Other interest income is comprised mainly of interest income on taxable property loans held by the Partnership. The decrease in other interest income from the first quarter of 2014 as compared to the first quarter of 2013 is attributable to taxable interest income from the taxable property loans which are securitized by the Ohio Properties and recognized in the prior year when the Company was able to recognize the sale of the Ohio Properties.

Other income.  Other income recognized in the first quarter of 2013 is a guarantee fee received from the General Partner owner of the Ohio Properties (see Note 9). This did not repeat in the first quarter of 2014.

Real estate operating expenses. The net increase in real estate operating expenses from the first quarter of 2013 to the first quarter of 2014 was related to offsetting factors. Approximately $203,000 of real estate operating expenses related to Woodland Park which became an MF Property effective June 1, 2013. Offsetting that was Glynn Place reported a decrease of approximately $96,000 decrease in repair expenses. The remaining increase was related to the existing MF Properties normal operating increases in salaries, utilities, insurance, real estate taxes, and repair and maintenance expenses.

Provision for loss on receivables. A quarterly provision for loss was recorded on the interest receivable from the Woodland Park mortgage revenue bond until the foreclosure was completed on May 29, 2013. As a result, there is no quarterly expense for the first quarter of 2014.

Depreciation and amortization expense.  Depreciation results primarily from the apartment properties of the MF Properties. Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB Credit Facilities. The net increase in depreciation and amortization when comparing the first quarter of 2014 to the first quarter of 2013 was the result of offsetting factors. There was an approximate $163,000 decrease in in-place lease amortization related to the Maples on 97th as these were fully amortized in 2013. This decrease was offset by an approximate $231,000 increase in depreciation and amortization expense related to Woodland Park which became an MF property effective June 1, 2013. The majority of the remaining increase is related to the additional amortization expense reported on the Partnership's financing.

Interest expense. The net increase in interest expense in the first quarter of 2014 as compared to the first quarter of 2013 was partly due to an approximate $78,000 increase between the two quarters resulting from the change in the mark to market adjustment of the Company's derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. In addition, an increase of approximately $583,000 resulted from higher average outstanding debt principal between the two quarters. The Company's borrowing cost remained at approximately 2.4% per annum for the first quarter of 2014 and 2013.

General and administrative expenses. The increase in general and administrative expenses when comparing the first quarter of 2014 to the first quarter of 2013 is attributable to approximately $177,000 increased administrative fees payable to AFCA 2 related to the acquisition of the MBS and mortgage revenue bonds secured by the Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Avistar at the Oaks Apartments, Avistar on the Hills Apartments, Avistar in 09 Apartments, Vantage at Harlingen Apartments, Tyler Park Townhomes, Westside Village, Copper Gate, The Palms at Premier Park, The Suites on Paseo, Harden Ranch Apartments, and Decatur-Angle Apartments. In addition the Partnership realized an increase of approximately $166,000 in professional fees, travel expenses and salary and benefits.

Income from discontinued operations. The decrease from the first quarter of 2013 as compared to the first quarter of 2014 is attributable to the gain of approximately $1.8 million from the recognition of the sale of the Ohio Properties in the first quarter of 2013. There were no discontinued operations reported in the first quarter of 2014.

Liquidity and Capital Resources

Interest earned on the mortgage revenue bonds, including those financing properties held by Consolidated VIEs, and mortgage investment income earned on the PHC Certificates and the MBS represents the Partnership's principal source of cash flow.  The Partnership may also receive interest payments on its taxable property loans, earnings on temporary investments and cash distributions from equity interests held in MF Properties.  Interest is primarily comprised of base interest payments received on the Partnership’s mortgage revenue bonds, PHC Certificates and MBS.  Certain of the mortgage revenue bonds may also generate payments of contingent interest to the Partnership from time to time when the underlying apartment properties generate excess cash flow.  Because base interest on each of the Partnership’s mortgage revenue bonds and MBS is fixed, the Partnership’s cash receipts tend to be fairly constant quarter to quarter unless the Partnership acquires or disposes of its investments in mortgage revenue bonds.  Changes in the economic performance of the properties financed by mortgage revenue bonds with a contingent interest provision will affect the amount of contingent interest, if any, paid to the Partnership.

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

Other sources of cash available to the Partnership include proceeds from debt financing, mortgages, and the sale of additional Beneficial Unit Certificates ("BUCs").  The Company currently has outstanding debt financing of $257.5 million under separate credit facilities and mortgages of $65.0 million secured by eight MF Properties.

In March 2014, the Company executed a new TOB Trust under its credit facility with DB securitizing the Decatur-Angle mortgage revenue bond borrowing $17.3 million. The facility has a variable interest rate tied to SIFMA and matures in February 2015. On the date of closing the total fixed TOB Trust fee was approximately 1.5% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.3% resulting in a total cost of borrowing of approximately 1.8%. The outstanding balance remains at approximately $17.3 million on March 31, 2014.

As of March 31, 2014, the total costs of borrowing by investment type are:

•	range between approximately 2.0% and 2.4% for the TOB Trusts securitized by mortgage revenue bonds

•	range between approximately 1.0% and 1.3% for the MBS TOB Trusts; and

•	approximate 2.3% for the PHC Trust Certificates TOB Trusts

In addition to the debt facilities, the Company has eight outstanding mortgage loans collaterized by eight MF Properties. The total outstanding mortgage loan principal is approximately $51.8 million. These mortgages carry current interest rates ranging from 2.7% to 5.9% with maturity dates ranging from March 2014 to March 2020 (see Note 11 to the consolidated financial statements).

In November 2013, a Registration Statement on Form S-3 was declared effective by the SEC under which the Partnership may offer up to $225.0 million of additional BUCs from time to time. In December 2013, the Partnership issued an additional 8,280,000 BUCs through an underwritten public offering at a public offering price of $6.25 per BUC pursuant to this new Registration Statement. Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $48.2 million after payment of an underwriter's discount and other offering costs of approximately $3.5 million. In January and February 2014, the Partnership issued an additional 9,200,000 BUCs through an underwritten public offering at a public offering price of $5.95 per BUC pursuant to this Registration Statement. Net proceeds realized by the Partnership from the issuance of these BUCs were approximately $51.4 million after payment of an underwriter's discount and other offering costs of approximately $4.5 million.

The Partnership’s principal uses of cash are the payment of distributions to unitholders, interest and principal on debt financing, and general and administrative expenses. The Partnership also uses cash to acquire additional investments.  Distributions to unitholders may increase or decrease at the determination of the General Partner.  The per unit cash available for distribution primarily depends on the amount of interest and other cash received by the Partnership from its portfolio of mortgage revenue bonds and other investments, the amount of the Partnership's outstanding debt and the effective interest rates paid by the Partnership on this debt, the level of operating and other cash expenses incurred by the Partnership and the number of units outstanding. During the three months ended March 31, 2014 and 2013, the Partnership generated cash available for distribution of $0.125 and $0.120 per unit, respectively, as compared to a distribution of $0.125 per unit for both periods. See “Cash Available for Distribution,” after the next section heading. The General Partner believes that upon completion of its current investment and financing plans, the Partnership will continue to meet its liquidity requirements, including the payment of expenses, interest on its debt financing, and cash distributions to unitholders at the current level of $0.50 per unit per year without the use of unrestricted cash. However, if actual results vary from current projections and the actual CAD generated is less than the new regular distribution, such distribution amount may need to be reduced.

The Partnership's operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 40% and 60% of the total par value of the Partnership's mortgage revenue bond portfolio.   As of March 31, 2014, the total par value of the Partnership's total bond portfolio is approximately $316.4 million. The outstanding debt financing arrangements securitized with mortgage revenue bonds include the seven TOB facilities with DB and the TEBS financing agreement with Freddie Mac. These debt financing arrangements have an outstanding balance of $175.8 million in total as of March 31, 2014.  This calculates to a leverage ratio of 56%.  The Partnership's operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 60% and 80% of the total par value of the Partnership's other investments. The Partnership also has nine outstanding PHC and MBS TOB facilities at March 31, 2014, which have total outstanding borrowings of $81.7 million. These are securitizations of its PHC Certificates and MBS. The par value of its PHC Certificates and MBS is $106.5 million, which calculates to a leverage ratio of 77%. Additionally, the MF Properties are encumbered by mortgage loans with an aggregate principal balance of approximately $65.0 million.  These mortgage loans mature at various times from March 2014 through March 2020 (see Note 11 to the consolidated financial statements). The debt financing plus mortgage loans total of $322.5 million results in a leverage ratio to Partnership Total Assets of 53%.

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

On a consolidated basis, cash provided by operating activities decreased by approximately $1.2 million for the first three months of 2014 as compared to first three months of 2013 due to the decrease in income from continuing operations and changes in working capital components.  Cash used for investing activities increased approximately $18.9 million for first three months of 2014 as compared to first three months of 2013. In the first three months of 2014, approximately $41.5 million of cash was used for mortgage revenue bond acquisitions, capital improvements, and interest rate derivatives. Offsetting this usage was an approximate $2.0 million received from the release of restricted cash in connection with the TOBS financing facilities and approximately $18.7 million received from the Lost Creek bond redemption. In the first three months of 2013 the Company used approximately $45.4 million for the purchase of the mortgage revenue bonds and related taxable bonds, MBS, and renovations on the Maples on 97th. Offsetting the use of cash, the Company received approximately $2.7 million from the release of construction restricted cash in connection with Maples on 97th and the TEBS financing facility. In addition, the Company realized approximately $4.2 million in net cash related to the realization of the Ohio Properties sale. The Company also received approximately $500,000 from principal repayments related to investments. The Company had approximately $34.6 million additional cash available from financing activities for the first three months of 2014 as compared to the first three months of 2013.  Financing cash flows in the first three months of 2014 included approximately $51.4 million from the sale of beneficial unit certificates, approximately $17.3 million from a TOB financing, and approximately $8.0 million construction loan borrowing. Financing cash flows in the first three months of 2013 included approximately $16.7 million of cash from the TOB Trust and Line of Credit borrowings and $7.5 million of cash from borrowing on Maples on 97th, offset by the use of cash to pay distributions and principal payments on debt.

Market Opportunities and Challenges

We believe the current credit environment continues to create opportunities to acquire existing mortgage revenue bonds from distressed holders at attractive yields.  The Partnership continues to evaluate potential investments in bonds which are available on the secondary market.  We believe many of these bonds will meet our investment criteria and that we have a unique ability to analyze and close on these opportunities while maintaining our ability and willingness to also participate in primary market transactions.

Current credit and real estate market conditions also create opportunities to acquire quality MF Properties from distressed owners and lenders.  Our ability to restructure existing debt together with the ability to improve the operations of the apartment properties through our affiliated property management company can position these MF Properties for an eventual financing with mortgage revenue bonds.  We believe we can selectively acquire MF Properties, restructure debt and improve operations in order to create value to our unitholders in the form of a strong mortgage bond investment.

On the other hand, continued economic weakness in some markets may limit our ability to access additional debt financing that the Partnership uses to partially finance its investment portfolio or otherwise meet its liquidity requirements.  In addition, the economic conditions including slow job growth and low home mortgage interest rates have had a negative effect on some of the apartment properties which collateralize our mortgage bond investments and our MF Properties in the form of lower occupancy.
While some properties have been negatively affected, overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents and non-revenue units such as model units and employee units) of the apartment properties that the Partnership has financed with mortgage revenue bonds was approximately 84% for the first three months of 2014 and approximately 86% for the first three months of 2013.  Overall economic occupancy of the MF Properties was approximately 86% for the first three months of 2014 and approximately 81% for the first three months of 2013. Based on the growth statistics in the markets these property operate, we expect to see modest improvement in property operations and profitability.

Cash Available for Distribution

Management utilizes a calculation of Cash Available for Distribution (“CAD”) as a means to determine the Partnership’s ability to make distributions to shareholders.  The General Partner believes that CAD provides relevant information about its operations and is necessary along with net income for understanding its operating results.  To calculate CAD, the Partnership adds back non-cash expenses consisting of amortization expense related to debt financing costs and bond reissuance costs, interest rate derivative expense or income, provision for loan losses, impairments on bonds, losses related to VIEs including depreciation expense, and income received in cash from transactions which have been eliminated in consolidation, to the Partnership’s net income (loss) as computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and deducts Tier 2 income attributable to the General Partner as defined in the Agreement of Limited Partnership,. Net income is the GAAP measure most comparable to CAD. There is no generally accepted methodology for computing CAD, and the Partnership’s computation of CAD may not be comparable to CAD reported by other companies.  Although the Company considers CAD to be a useful measure of its operating performance, CAD is a non-GAAP measure that should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP, or any other measures of financial performance or liquidity presented in accordance with GAAP.

CAD for the three months ended March 31, 2014 included income from one transaction which may not recur in future quarters as detailed in the following paragraphs. For the three months ended March 31, 2014 the Partnership reported $0.125 of CAD per unit which includes approximately $0.037 of CAD per unit (approximately $2.1 million of CAD) from the redemption of the Lost Creek mortgage revenue bond; the redemption gain was Tier 2 income with 25% allocated to the General Partner.

Distributions

The Partnership has made annual cash distributions of $0.50 per unit since 2009. Since realized CAD per unit was less than $0.50 per unit in fiscal years 2013, 2012, and 2011, the Partnership paid approximately $4.0 million, $5.8 million, and $3.9 million of the distribution, respectively, using unrestricted cash to supplement the deficit which was a return of capital to shareholders. The Partnership has historically supplemented its cash available for distribution with unrestricted cash when necessary and expects to continue to do so until the Partnership is able to complete its current plans to invest the net proceeds realized by the Partnership from the issuance of BUCs in January and February 2014 on a leveraged basis. The General Partner has identified a pipeline of mortgage revenue bonds it intends to acquire in 2014 and is actively performing due diligence on these mortgage revenue bonds to ensure they meet the Partnership's investment criteria. The General Partner is also working with the Partnership's primary lenders to finance a portion of the acquisition of these bonds and believes that upon completion of its current investment and financing plans, the Partnership will be able to generate sufficient CAD to maintain cash distributions to shareholders at the current level of $0.50 per unit per year without the use of other available cash. However, there is no assurance that the Partnership will be able to generate CAD at levels in excess of the current annual distribution rate. In that case, the annual distribution rate per unit may need to be reduced.

The following tables show the calculation of CAD (and a reconciliation of the Partnership’s net income as determined in accordance with GAAP to its CAD) for the three months ended March, 2014 and 2013:

	For Three Months Ended March 31, 2014	For Three Months Ended March 31, 2013
Net income - America First Multifamily Investors L.P.	$6,046,829	$8,321,426
Net loss related to VIEs and eliminations due to consolidation	112,771	240,959
Net income before impact of VIE consolidation	$6,159,600	$8,562,385
Change in fair value of derivatives and interest rate derivative amortization	175,837	104,658
Depreciation and amortization expense (Partnership only)	1,382,626	1,238,459
Tier 2 Income distributable to the General Partner (1)	(708,811)	—
Deposit liability gain - sale of the Ohio Properties (2)		(1,775,527)
Developer income (3)	88,000	—
Depreciation and amortization related to discontinued operations	—	4,230
Provision for loss on receivables	—	238,175
Bond purchase discount accretion (net of cash received)	(23,476)	(47,275)
Greens Property deferred interest and reversal of deferral	—	166,526
Ohio Properties deferred interest and reversal of deferral	—	(3,517,258)
CAD	$7,073,776	$4,974,373
Weighted average number of units outstanding,
basic and diluted	56,919,595	42,772,928
Net income, basic and diluted, per unit	$0.10	$0.19
Total CAD per unit	$0.12	$0.12
Distributions per unit	$0.125	$0.125

(1) As described in Note 2 to the consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the shareholders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner. For the three months ended March 31, 2014, the Company reported the redemption of the Lost Creek bond which resulted in an approximately $2.8 million gain and 25% of Tier 2 income due to the General Partner is approximately $709,000.
(2)The Company determined that the approximate $1.8 million gain from the sale of the Ohio Properties was Tier 2 income in 2010, the year in which the Ohio Properties were sold to the unaffiliated not-for-profit. As such, 25% of that gain was distributed to AFCA 2 in 2010 and there was no Tier 2 income reported in 2013 related to the Ohio Properties. As such, the gain from sale of discontinued operations is reversed out of the CAD calculation.
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

The Partnership has the following contractual obligations as of March 31, 2014:

	Payments due by period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Debt financing	$257,511,000	$181,234,000	$1,882,000	$74,395,000	$—
Mortgages payable	$64,950,092	$17,288,733	$32,507,231	$—	$15,154,128
Effective interest rate(s) (1)		2.72%	2.73%	3.02%	3.25%
Interest (2)	$11,817,951	$5,365,218	$4,478,375	$1,604,977	$369,382
Bond purchase commitment	$48,859,200	$—	$48,859,200	$—	$—

(1)	Interest rates shown are the average effective rates as of March 31, 2014 and include the impact of our interest rate derivatives.

(2)	Interest shown is estimated based upon current effective interest rates through maturity.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk, except as discussed below, from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of the Company’s 2013 Annual Report on Form 10-K.

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

The following table outlines the interest rate caps the Company has in place as of March 31, 2014:

	Notional	Effective	Maturity	Purchase
Date Purchased	Amount	Capped Rate	Date	Price	Counterparty

September 2, 2010	$31,936,667	3.0%	September 1, 2017	$921,000	Bank of New York Mellon

September 2, 2010	$31,936,667	3.0%	September 1, 2017	$845,600	Barclays Bank PLC

September 2, 2010	$31,936,667	3.0%	September 1, 2017	$928,000	Royal Bank of Canada

August 15, 2013	$93,305,000	1.5%	September 1, 2017	$793,000	Deutsche Bank

February 18, 2014	$41,250,000	1.0%	March 1, 2017	$230,500	SMBC Capital Markets, Inc

February 18, 2014	$28,750,000	1.0%	March 1, 2017	$161,000	SMBC Capital Markets, Inc

In February 2014, the Company entered into two interest rate cap agreements with SMBC Capital Markets, Inc. for a notional amount of $70.0 million with an effective start date of March 1, 2014. These agreements effectively limits the interest component of the TOB financing correlated with the SIFMA index to a maximum of 1.0% on $70.0 million of the outstanding borrowings on the MBS TOB financing facilities and the PHC Certificates TOB financing facilities to 1.0% through a three year term ending March 1, 2017. These interest rate cap contracts cost approximately $390,000 and do not qualify for hedge accounting, therefore, changes in the estimated fair value of the interest rate derivatives is included in earnings.

On July 30, 2013, the Company purchased a new interest rate derivative with a notional amount of $93.3 million which represents the amount outstanding on the TEBS financing facility at August 1, 2013.  The maturity date of this interest rate derivative is September 1, 2017 and the effective capped interest rate is 1.5%.  On July 30, 2013, the Company also sold a new interest rate derivative to the same counterparty which had the same notional amount of $93.3 million and an effective capped interest rate of 3.0%.  The total cost of these two interest rate derivatives was approximately $800,000 and the derivative contracts do not qualify for hedge accounting and therefore, changes in the estimated fair value of the interest rate derivatives are included in earnings.  This interest rate corridor transaction effectively reduced the capped interest rate from 3.0% to 1.5% on the TEBS financing facility through the maturity date of the interest rate derivative contracts. In August 2013, the Company executed a master netting agreement with DB, which is the counterparty to these interest rate derivative contracts and is also the provider of the Company's TOB financing facilities. The Company was refunded $500,000 of posted cash collateral on the TOB financing facilities back upon the execution of this master netting agreement. There are no amounts reported on a net basis related to the Company's interest rate derivative contracts as of March 31, 2014 or December 31, 2013.

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $176,000 and $105,000 for the three months ended March 31, 2014 and 2013, respectively.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Company are described in Item 1A "Risk Factors" of the Company's 2013 Annual Report on Form 10-K. There have been no material changes from these previously disclosed risk factors for the quarter ended March 31, 2014.

Item 6.  Exhibits.

The following exhibits are filed as required by Item 15(a)(3) of this report.  Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

3.1 Certificate of Limited Partnership of America First Multifamily Investors, L.P. (incorporated herein by reference to Exhibit 3.1 to Form 8-K (No. 000-24843), filed by the Partnership on November 12, 2013).

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

4.1 Form of Beneficial Unit Certificate of the Partnership (incorporated herein by reference to Exhibit 4.1 to Form 8-K (No. 000-24843), filed by the Partnership on November 12, 2013).
10.1 Underwriting Agreement dated January 28, 2014 between Deutsche Bank Securities Inc., as representative of the underwriters named therein, and the Partnership (incorporated by reference to Exhibit 1.1 to Form 8-K (No. 000-24843), filed by the Partnership on January 28, 2014).
31.1  Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2  Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1  Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2  Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) the Condensed Consolidated Statements of Partners' Capital for the three months ended March 31, 2014 and 2013, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

Date: May 8, 2014	By:	/s/ Mark Hiatt
Mark Hiatt
Chief Executive Officer

Date: May 8, 2014	By:	/s/ Timothy Francis
Timothy Francis
Chief Financial Officer