Form 10-Q
period 2014-06-30
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2014-08-08
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non- accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO ☒

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1A	Risk Factors	74
Item 6	Exhibits	74

SIGNATURES	75

Forward-Looking Statements

This report (including, but not limited to, the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements.  All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements.  When used, statements which are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are intended to identify forward-looking statements.  We have based forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations.  This report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data.  This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates.  We have not independently verified the statistical and other industry data generated by independent parties which are contained in this report and, accordingly, we cannot guarantee their accuracy or completeness.

These forward-looking statements are subject to various risks and uncertainties, including those relating to:

•	current maturities of our financing arrangements and our ability to renew or refinance such financing arrangements;

•	defaults on the mortgage loans securing our mortgage revenue bonds and mortgage-backed securities;

•	risks associated with investing in multifamily apartments, including changes in business conditions and the general economy;

•	changes in short-term interest rates;

•	our ability to use borrowings to finance our assets;

•	current uncertain economic and credit market conditions

•	changes in the United States Department of Housing and Development Capital Fund Program; and

•	changes in government regulations affecting our business;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$43,266,484	$11,318,015
Restricted cash	5,119,621	6,845,543
Interest receivable	3,759,641	3,342,038
Mortgage revenue bonds held in trust, at fair value (Notes 4 & 10)	232,306,334	216,371,801
Mortgage revenue bonds, at fair value (Note 4)	124,006,732	68,946,370
Public housing capital fund trusts, at fair value (Note 5)	64,997,717	62,056,379
Mortgage-backed securities, at fair value (Note 6)	37,878,708	37,845,661
Real estate assets: (Note 7)
Land and improvements	11,081,992	11,081,992
Buildings and improvements	127,458,737	111,195,695
Real estate assets before accumulated depreciation	138,540,729	122,277,687
Accumulated depreciation	(21,584,793)	(19,128,753)
Net real estate assets	116,955,936	103,148,934
Other assets (Note 8)	25,054,159	24,358,291
Total Assets	$653,345,332	$534,233,032

Liabilities
Accounts payable, accrued expenses and other liabilities	$11,718,809	$5,450,694
Distribution payable	7,819,372	6,446,076
Due upon settlement of Live 929 Apartments (Note 4)	35,000,000	—
Debt financing (Note 10)	244,468,000	257,274,000
Mortgages payable (Note 11)	69,547,725	57,087,320
Bond purchase commitment - fair value adjustment (Notes 4 & 16)	—	4,852,177
Total Liabilities	368,553,906	331,110,267

Commitments and Contingencies (Note 16)

Partners' Capital
General Partner (Note 2)	323,019	16,671
Beneficial Unit Certificate holders	305,190,555	223,573,312
Unallocated deficit of Consolidated VIEs	(20,710,349)	(20,455,896)
Total Partners' Capital	284,803,225	203,134,087
Noncontrolling interest (Note 7)	(11,799)	(11,322)
Total Capital	284,791,426	203,122,765
Total Liabilities and Partners' Capital	$653,345,332	$534,233,032

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Property revenues	$3,919,772	$3,952,046	$7,870,988	$7,684,853
Investment income	6,241,475	4,595,197	12,447,033	12,311,814
Gain on mortgage revenue bonds - sale and redemption	849,655	—	3,684,898	—
Contingent interest income	—	6,497,160	—	6,497,160
Other interest income	242,077	96,180	450,900	1,341,165
Other income	—	—	—	250,000
Total revenues	11,252,979	15,140,583	24,453,819	28,084,992
Expenses:
Real estate operating (exclusive of items shown below)	2,270,170	2,315,325	4,370,463	4,372,361
Realized loss on taxable property loan	—	4,557,741	—	4,557,741
Provision for loan loss	—	96,000	—	96,000
Provision for loss on receivables	—	3,523	—	241,698
Depreciation and amortization	1,524,996	1,661,082	3,138,342	3,242,458
Interest	2,400,851	1,426,349	4,570,400	2,962,622
General and administrative	1,398,879	1,141,444	2,669,805	2,111,935
Total expenses	7,594,896	11,201,464	14,749,010	17,584,815
Income from continuing operations	3,658,083	3,939,119	9,704,809	10,500,177
Income from discontinued operations (including gain on sale of MF Properties of $1,775,527 in 2013)	—	166,887	—	2,099,906
Net income	3,658,083	4,106,006	9,704,809	12,600,083
Net (loss) income attributable to noncontrolling interest	(374)	150,846	(477)	323,497
Net income - America First Mulitfamily Investors, L.P.	$3,658,457	$3,955,160	$9,705,286	$12,276,586

Net income (loss) allocated to:
General Partner	$247,564	$508,033	$989,619	$1,019,784
Limited Partners - Unitholders	3,552,575	3,749,266	8,970,120	11,799,900
Unallocated loss of Consolidated Property VIEs	(141,682)	(302,139)	(254,453)	(543,098)
Noncontrolling interest	(374)	150,846	(477)	323,497
	$3,658,083	$4,106,006	$9,704,809	$12,600,083
Unitholders' interest in net income per unit (basic and diluted):
Income from continuing operations	$0.05	$0.09	$0.15	$0.23
Income from discontinued operations	—	—	—	0.05
Net income, basic and diluted, per unit	$0.05	$0.09	$0.15	$0.28
Distributions declared, per unit	$0.125	$0.125	$0.25	$0.25
Weighted average number of units outstanding, basic and diluted	60,252,928	42,772,928	58,595,469	42,772,928

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income	$3,658,083	$4,106,006	$9,704,809	$12,600,083
Unrealized gain (loss) on securities	15,715,046	(8,276,828)	33,756,771	(5,476,209)
Unrealized gain on bond purchase commitments	1,697,307	—	5,186,544	—
Comprehensive income (loss) - America First Multifamily Investors, L.P.	$21,070,436	$(4,170,822)	$48,648,124	$7,123,874

Comprehensive (loss) income allocated to:
General Partner	$421,688	$425,265	$1,379,052	$965,022
Limited Partners - Unitholders	20,790,804	(4,444,794)	47,524,002	6,378,453
Unallocated loss of Consolidated Property VIEs	(141,682)	(302,139)	(254,453)	(543,098)
Noncontrolling interest	(374)	150,846	(477)	323,497
Comprehensive income (loss) - America First Multifamily Investors, L.P.	$21,070,436	$(4,170,822)	$48,648,124	$7,123,874

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2014 and 2013
(UNAUDITED)

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non- controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$16,671	51,052,928	$223,573,312	$(20,455,896)	$(11,322)	$203,122,765	$(20,128,314)
Sale of beneficial unit certificates		9,200,000	51,288,699			51,288,699
Redemption and sale of mortgage revenue bonds	(24,137)		(2,389,576)	—	—	(2,413,713)	(2,413,713)
Sale of MBS	2,599		257,350	—	—	259,949	259,949
Distributions paid or accrued	(1,051,166)		(15,063,232)	—	—	(16,114,398)	—
Net income (loss)	989,619		8,970,120	(254,453)	(477)	9,704,809	—
Unrealized gain on securities	337,568		33,419,203	—	—	33,756,771	33,756,771
Unrealized gain on bond purchase commitment	51,865		5,134,679	—	—	5,186,544	5,186,544
Balance at June 30, 2014	$323,019	60,252,928	$305,190,555	$(20,710,349)	$(11,799)	$284,791,426	$16,661,237

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non- controlling Interest	Total	Accumulated Other Comprehensive Income
Balance at January 1, 2013	$(430,087)	42,772,928	$207,383,087	$(25,035,808)	$2,053,739	$183,970,931	$7,161,381
Deconsolidation of Ohio Properties	14,064		1,392,303	—	(1,012,966)	393,401	1,406,367
Redemption of mortgage revenue bond	(6,518)		(645,331)	—	—	(651,849)	(651,849)
Bond foreclosure	40,807		4,039,927	—	—	4,080,734	4,080,734
Distributions paid or accrued	(578,174)		(10,693,232)	—	—	(11,271,406)	—
Net income (loss)	1,019,784		11,799,900	(543,098)	323,497	12,600,083	—
Unrealized loss on securities	(54,762)		(5,421,447)	—	—	(5,476,209)	(5,476,209)
Balance at June 30, 2013	$5,114	42,772,928	$207,855,207	$(25,578,906)	$1,364,270	$183,645,685	$6,520,424

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For Six Months Ended,
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net income	$9,704,809	$12,600,083
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	3,138,342	3,250,911
Provision for loss from receivables	—	241,698
Non-cash loss (gain) on derivatives	456,813	(136,246)
Bond premium/discount amortization	(103,519)	(166,811)
Gain on mortgage revenue bonds - sale and redemption	(3,684,898)	—
Gain on the sale of discontinued operations	—	(1,775,527)
Contingent interest income	—	(6,497,160)
Realized loss on taxable property loan	—	4,557,741
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(490,040)	(638,417)
Increase (decrease) in other assets	(463,950)	(2,942,459)
Decrease in accounts payable and accrued expenses	(2,082,745)	(2,585,429)
Net cash provided by operating activities	6,474,812	5,908,384
Cash flows from investing activities:
Capital expenditures	(13,219,624)	(4,723,977)
Acquisition of mortgage revenue bonds	(36,385,127)	(62,210,000)
Acqusition of interest rate derivative	(391,500)	—
Proceeds from mortgage revenue bonds and MBS - sale and redemptions	35,483,230	21,935,343
Increase (decrease) in cash collateral deposits	1,999,973	(2,321,608)
Principal payments received on mortgage revenue bonds	2,369,132	1,402,947
(Increase) decrease in restricted cash	(83,717)	26,811
Proceeds from the sale of discontinued operations	—	16,195,000
Investment in bonds due to the sale recognition of discontinued operations	—	(18,313,000)
Cash received from taxable property loans receivable - Ohio Properties	—	4,064,089
Change in restricted cash - Greens Property sale	—	2,546,362
Acquisition of mortgage-backed securities	—	(12,629,888)
Acquisition of taxable bonds	—	(1,635,000)
Net cash used in investing activities	(10,227,633)	(55,662,921)
Cash flows from financing activities:
Distributions paid	(14,741,101)	(10,967,531)
Proceeds from the sale of beneficial unit certificates	54,740,000	—
Payment of offering costs related to the sale of beneficial unit certificates	(3,451,301)	—
Proceeds from debt financing	17,250,000	42,530,000
Principal borrowings on mortgages payable	14,652,293	7,500,000
Principal payments on debt financing	(30,056,000)	1,151,000
Principal payments on mortgages payable	(2,191,887)	(133,044)
Net change in line of credit	—	6,000,000
Increase (decrease) in liabilities related to restricted cash	83,717	(26,811)
Debt financing costs	(584,431)	(334,308)
Net cash provided by financing activities	35,701,290	43,417,306
Net increase (decrease) in cash and cash equivalents	31,948,469	(6,337,231)
Cash and cash equivalents at beginning of period, including cash and cash equivalents of discontinued operations of $0 and $158,727, respectively	11,318,015	30,331,500
Cash and cash equivalents at end of period, including cash and cash equivalents of discontinued operations of $0 and $8,544, respectively	$43,266,484	$23,994,269

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)

	For Six Months Ended,
	June 30, 2014	June 30, 2013
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,015,785	$2,913,874
Distributions declared but not paid	7,819,373	5,870,784
Supplemental disclosure of non cash activities:
Capital expenditures financed through accounts and notes payable	3,100,135	1,460,185
Commitment obligation for Live 929 Apartments	40,270,000	—
Conversion of Woodland Park mortgage revenue bond to MF Property	—	15,662,000
Deconsolidation of the discontinued operations - noncontrolling interest	—	1,012,966
Recognition of taxable property loans receivable - discontinued operations	—	1,236,236

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(UNAUDITED)

1.  Basis of Presentation

General

America First Multifamily Investors, L.P. (the “Partnership”) was formed on April 2, 1998, under the Delaware Revised Uniform Limited Partnership Act for the primary purpose of acquiring, holding, selling and otherwise dealing with a portfolio of mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential properties.  The Partnership expects and believes the interest earned on these mortgage revenue bonds is excludable from gross income for federal income tax purposes.  As a result, most of the income earned by the Partnership is exempt from federal income taxes.  The Partnership may also invest in other types of securities that may or may not be secured by real estate and may make taxable property loans secured by multifamily properties which are financed by mortgage revenue bonds held by the Partnership.  The Partnership generally does not seek to acquire direct interests in real property as long term or permanent investments.  The Partnership may, however, acquire real estate securing its mortgage revenue bonds or taxable mortgage loans through foreclosure in the event of a default.  In addition, the Partnership may acquire interests in multifamily apartment properties (“MF Properties”) in order to position itself for future investments in mortgage revenue bonds issued to finance these properties. The Partnership expects to sell its interest in these MF Properties in connection with the future syndication of low income housing tax credits under Section 42 of the Internal Revenue Code (“LIHTCs”) or to a tax-exempt organization and to acquire mortgage revenue bonds on these properties to provide debt financing to the new owners.

Our general partner is America First Capital Associates Limited Partnership Two (“AFCA 2” or “General Partner”).  The general partner of AFCA2 is The Burlington Capital Group LLC (“Burlington”). The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partner interests to investors (“unitholders”).  The Partnership will terminate on December 31, 2050, unless terminated earlier under provisions of its Agreement of Limited Partnership.

The “Company” refers to the consolidated financial statements reported in this Form 10-Q which include the assets, liabilities, and results of operations of the Partnership, its Consolidated Subsidiaries (defined below) and two entities in which the Partnership does not hold an ownership interest but which own multifamily apartment properties financed with mortgage revenue bonds held by the Partnership and which are treated as variable interest entities (“VIEs”) of which the Partnership has been determined to be the primary beneficiary (the “Consolidated VIEs”). On June 30, 2014, the Consolidated Subsidiaries of the Partnership consist of:

•
ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to hold mortgage revenue bonds in order to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing with Freddie Mac (Note 10).

•	Nine multifamily apartments (“MF Properties”) which are either wholly or majority owned by subsidiaries of the Partnership.

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

The unallocated deficit of the Consolidated VIEs is primarily comprised of the accumulated historical net losses of the Consolidated VIEs since the applicable consolidation date. The unallocated deficit of the VIEs and the VIEs’ net losses subsequent to that date are not allocated to the General Partner and unitholders as such activity is not contemplated by, or addressed in, the Agreement of Limited Partnership.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The accompanying interim unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. These condensed consolidated financial statements and notes have been prepared consistently with the 2013 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2014, and the results of operations for the interim periods presented have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

Subsequent to the issuance of the Company’s financial statements on Form 10-K for the period ended December 31, 2013, certain amounts included in the Consolidated Balance Sheet have been restated to correct an error related to the presentation of interest receivable on taxable loans.  Such correction recorded the loan loss reserve related to interest receivable against the interest receivable line of the consolidated balance sheet rather than against the other assets line, which includes the principle amount of taxable loans.   This correction resulted in a decrease in interest receivable and an increase in other assets of approximately $6.2 million.  This correction did not have an impact on total assets as reported in the Consolidated Balance Sheets and did not have an impact on the Consolidated Statements of Operations for all periods presented.

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

At June 30, 2014 and December 31, 2013, the Partnership determined that four of the entities financed by mortgage revenue bonds owned by the Partnership were held by VIEs.  These VIEs were Ashley Square, Bent Tree, Cross Creek, and Fairmont Oaks. The Partnership then determined that it is the primary beneficiary of two of these VIEs; Bent Tree and Fairmont Oaks and has continued to consolidate these entities. As of June 30, 2013, a fifth entity, Lake Forest, which is also financed by a mortgage revenue bond owned by the Partnership, was held by a VIE. Effective December 1, 2013, the ownership of Lake Forest became a not-for-profit entity and Lake Forest ceased to be reported as a Consolidated VIE.

The Partnership does not hold an equity interest in these VIEs and, therefore, the assets of the VIEs cannot be used to settle the general commitments of the Partnership and the Partnership is not responsible for the commitments and liabilities of the VIEs.  The primary risks to the Partnership associated with these VIEs relate to the entities’ ability to meet debt service obligations to the Partnership and the valuation of the underlying multifamily apartment property which serves as bond collateral.

The following is a discussion of the significant judgments and assumptions made by the Partnership in determining the primary beneficiary of the VIE and, therefore, whether the Partnership must consolidate the VIE.

Consolidated VIEs

In determining the primary beneficiary of these VIEs, the Partnership considers the activities of the VIE which most significantly impact the VIEs’ economic performance, who has the power to control such activities, the risks which the entities were designed to create, the variability associated with those risks and the interests which absorb such variability.  The Partnership also considers the related party relationship of the entities involved in the VIEs.  At June 30, 2014 and December 31, 2013, the Partnership determined it is the primary beneficiary of the Bent Tree and Fairmont Oaks VIEs. The capital structure of Bent Tree and Fairmont Oaks VIEs consists of senior debt, subordinated debt, and equity capital. The senior debt is in the form of a mortgage revenue bond and accounts for the majority of the VIEs’ total capital. As the bondholder, the Partnership is entitled to principal and interest payments and has certain protective rights as established by the bond documents. The equity ownership of the consolidated VIEs is ultimately held by corporations which are owned by four individuals, two of which are related parties.  Additionally, each of these properties is managed by an affiliate of the Partnership, America First Properties Management Company, LLC (“Properties Management”) which is an affiliate of Burlington Capital Group, LLC (“Burlington”).

Non-Consolidated VIEs

The Company did not consolidate two VIE entities, Ashley Square and Cross Creek as of June 30, 2014 based on its determination of the primary beneficiary of these two VIE entities. As discussed below, while the capital structures of these VIEs resulted in the Partnership holding a majority of the variable interests in these VIEs, the Partnership determined it does not have the power to direct the activities of these VIEs that most significantly impact the VIEs’ economic performance and, as a result, is not the primary beneficiary of these VIEs.

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

The following table presents information regarding the carrying value and classification of the assets held by the Partnership as of June 30, 2014 which constitute a variable interest in Ashley Square and Cross Creek.

	Balance Sheet Classification	Carrying Value	Maximum Exposure to Loss
Ashley Square Apartments
Mortgage Revenue Bond	Bond Investment	$5,496,609	$5,188,000
Taxable Property Loan	Other Asset	1,482,000	7,292,126
		$6,978,609	$12,480,126
Cross Creek Apartments
Mortgage Revenue Bond	Bond Investment	$8,133,565	$6,059,256
Taxable Property Loans	Other Asset	3,515,615	3,515,615
		$11,649,180	$9,574,871

The mortgage revenue bonds are classified on the balance sheet as available for sale investments and are carried at fair value while taxable property loans are presented on the balance sheet as Other assets and are carried at the unpaid principal and interest less any loan loss reserves.  See Note 4 for additional information regarding the mortgage revenue bonds and Note 8 for additional information regarding the taxable property loans.  The maximum exposure to loss for the mortgage revenue bonds is equal to the unpaid principal balance as of June 30, 2014.  The difference between the mortgage revenue bond’s carrying value and the maximum exposure to loss is a function of the fair value of the bond.  The difference between the taxable property loan’s carrying value and the maximum exposure is the value of loan loss reserves that have been previously recorded against the outstanding taxable property loan balances.

The following tables present the effects of the consolidation of the Consolidated VIEs on the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

Condensed Consolidating Balance Sheets as of June 30, 2014 and December 31, 2013:

	Partnership as of June 30, 2014	Consolidated VIEs as of June 30, 2014	Consolidation -Elimination as of June 30, 2014	Total as of June 30, 2014
Assets
Cash and cash equivalents	$43,206,550	$59,934	$—	$43,266,484
Restricted cash	4,553,239	566,382	—	5,119,621
Interest receivable	4,757,988	—	(998,347)	3,759,641
Mortgage revenue bonds held in trust, at fair value	247,995,145	—	(15,688,811)	232,306,334
Mortgage revenue bonds, at fair value	124,006,732	—	—	124,006,732
Public housing capital fund trusts, at fair value	64,997,717	—	—	64,997,717
Mortgage-backed securities, at fair value	37,878,708	—	—	37,878,708
Real estate assets:
Land and improvements	9,245,592	1,836,400	—	11,081,992
Buildings and improvements	106,420,002	21,038,735	—	127,458,737
Real estate assets before accumulated depreciation	115,665,594	22,875,135	—	138,540,729
Accumulated depreciation	(11,404,346)	(10,180,447)	—	(21,584,793)
Net real estate assets	104,261,248	12,694,688	—	116,955,936
Other assets	35,288,634	355,921	(10,590,396)	25,054,159
Total Assets	$666,945,961	$13,676,925	$(27,277,554)	$653,345,332

Liabilities
Accounts payable, accrued expenses and other liabilities	$11,305,071	$21,290,825	$(20,877,087)	$11,718,809
Distribution payable	7,819,372	—	—	7,819,372
Due upon settlement of Live 929 Apartments	35,000,000	—	—	35,000,000
Debt financing	244,468,000	—	—	244,468,000
Mortgages payable	69,547,725	14,819,000	(14,819,000)	69,547,725
Total Liabilities	368,140,168	36,109,825	(35,696,087)	368,553,906
Partners' Capital
General Partner	323,019	—	—	323,019
Beneficial Unit Certificate holders	298,494,573	—	6,695,982	305,190,555
Unallocated deficit of Consolidated VIEs	—	(22,432,900)	1,722,551	(20,710,349)
Total Partners' Capital	298,817,592	(22,432,900)	8,418,533	284,803,225
Noncontrolling interest	(11,799)	—	—	(11,799)
Total Capital	298,805,793	(22,432,900)	8,418,533	284,791,426
Total Liabilities and Partners' Capital	$666,945,961	$13,676,925	$(27,277,554)	$653,345,332

	Partnership as of December 31, 2013	Consolidated VIEs as of December 31, 2013	Consolidation -Elimination as of December 31, 2013	Total as of December 31, 2013
Assets
Cash and cash equivalents	$11,292,039	$25,976	$—	$11,318,015
Restricted cash	6,344,666	500,877	—	6,845,543
Interest receivable	5,281,398	—	(1,939,360)	3,342,038
Mortgage revenue bonds held in trust, at fair value	230,885,864	—	(14,514,063)	216,371,801
Mortgage revenue bonds, at fair value	68,946,370	—	—	68,946,370
Public housing capital fund trusts, at fair value	62,056,379	—	—	62,056,379
Mortgage-backed securities, at fair value	37,845,661	—	—	37,845,661
Real estate assets:
Land and improvements	9,245,592	1,836,400	—	11,081,992
Buildings and improvements	90,253,256	20,942,439	—	111,195,695
Real estate assets before accumulated depreciation	99,498,848	22,778,839	—	122,277,687
Accumulated depreciation	(9,386,811)	(9,741,942)	—	(19,128,753)
Net real estate assets	90,112,037	13,036,897	—	103,148,934
Other assets	33,488,744	456,087	(9,586,540)	24,358,291
Total Assets	$546,253,158	$14,019,837	$(26,039,963)	$534,233,032

Liabilities
Accounts payable, accrued expenses and other liabilities	$4,963,653	$20,634,613	$(20,147,572)	$5,450,694
Distribution payable	6,446,076	—	—	6,446,076
Debt financing	257,274,000	—	—	257,274,000
Mortgages payable	57,087,320	14,897,000	(14,897,000)	57,087,320
Bond purchase commitment at fair value	4,852,177	—	—	4,852,177
Total Liabilities	330,623,226	35,531,613	(35,044,572)	331,110,267
Partners' Capital
General Partner	16,671	—	—	16,671
Beneficial Unit Certificate holders	215,624,583	—	7,948,729	223,573,312
Unallocated deficit of Consolidated VIEs	—	(21,511,776)	1,055,880	(20,455,896)
Total Partners' Capital	215,641,254	(21,511,776)	9,004,609	203,134,087
Noncontrolling interest	(11,322)	—	—	(11,322)
Total Capital	215,629,932	(21,511,776)	9,004,609	203,122,765
Total Liabilities and Partners' Capital	$546,253,158	$14,019,837	$(26,039,963)	$534,233,032

Condensed Consolidating Statements of Operations for the six months ended June 30, 2014 and 2013:

	Partnership For the Three Months Ended June 30, 2014	Consolidated VIEs For the Three Months Ended June 30, 2014	Consolidation -Elimination For the Three Months Ended June 30, 2014	Total For the Three Months Ended June 30, 2014
Revenues:
Property revenues	$3,134,220	$785,552	$—	$3,919,772
Investment income	6,474,140	—	(232,665)	6,241,475
Gain on mortgage revenue bond sale	849,655	—	—	849,655
Other interest income	242,077	—	—	242,077
Total revenues	10,700,092	785,552	(232,665)	11,252,979
Expenses:
Real estate operating (exclusive of items shown below)	1,807,044	463,126	—	2,270,170
Depreciation and amortization	1,293,553	238,145	(6,702)	1,524,996
Interest	2,400,851	561,308	(561,308)	2,400,851
General and administrative	1,398,879	—	—	1,398,879
Total expenses	6,900,327	1,262,579	(568,010)	7,594,896
Net income (loss)	3,799,765	(477,027)	335,345	3,658,083
Net loss attributable to noncontrolling interest	(374)	—	—	(374)
Net income (loss) - America First Multifamily Investors, L. P.	$3,800,139	$(477,027)	$335,345	$3,658,457

	Partnership For the Three Months Ended June 30, 2013	Consolidated VIEs For the Three Months Ended June 30, 2013	Consolidation -Elimination For the Three Months Ended June 30, 2013	Total For the Three Months Ended June 30, 2013
Revenues:
Property revenues	$2,731,740	$1,220,306	$—	$3,952,046
Investment income	4,971,873	—	(376,676)	4,595,197
Contingent interest income	6,497,160	—	—	6,497,160
Other interest income	96,180	—	—	96,180
Total revenues	14,296,953	1,220,306	(376,676)	15,140,583
Expenses:
Real estate operating (exclusive of items shown below)	1,515,316	800,009	—	2,315,325
Realized loss on taxable property loan	4,557,741	—	—	4,557,741
Provision for loan loss	96,000	—	—	96,000
Provision for loss on receivables	3,523	—	—	3,523
Depreciation and amortization	1,315,322	356,550	(10,790)	1,661,082
Interest	1,426,349	825,466	(825,466)	1,426,349
General and administrative	1,141,444	—	—	1,141,444
Total expenses	10,055,695	1,982,025	(836,256)	11,201,464
Income (loss) from continuing operations	4,241,258	(761,719)	459,580	3,939,119
Income (loss) from discontinued operations	166,887	—	—	166,887
Net income (loss)	4,408,145	(761,719)	459,580	4,106,006
Net income attributable to noncontrolling interest	150,846	—	—	150,846
Net income (loss) - America First Multifamily Investors, L. P.	$4,257,299	$(761,719)	$459,580	$3,955,160

	Partnership For the Six Months Ended June 30, 2014	Consolidated VIEs For the Six Months Ended June 30, 2014	Consolidation -Elimination For the Six Months Ended June 30, 2014	Total For the Six Months Ended June 30, 2014
Revenues:
Property revenues	$6,284,564	$1,586,424	$—	$7,870,988
Mortgage revenue bond investment income	12,912,975	—	(465,942)	12,447,033
Gain on mortgage revenue bonds - sale and redemption	3,684,898	—	—	3,684,898
Other interest income	450,900	—	—	450,900
Total revenues	23,333,337	1,586,424	(465,942)	24,453,819
Expenses:
Real estate operating (exclusive of items shown below)	3,457,691	912,772	—	4,370,463
Depreciation and amortization	2,676,179	475,585	(13,422)	3,138,342
Interest	4,570,400	1,119,192	(1,119,192)	4,570,400
General and administrative	2,669,805	—	—	2,669,805
Total expenses	13,374,075	2,507,549	(1,132,614)	14,749,010
Net income (loss)	9,959,262	(921,125)	666,672	9,704,809
Net income attributable to noncontrolling interest	(477)	—	—	(477)
Net income (loss) - America First Multifamily Investors, L. P.	$9,959,739	$(921,125)	$666,672	$9,705,286

	Partnership For the Six Months Ended June 30, 2013	Consolidated VIEs For the Six Months Ended June 30, 2013	Consolidation -Elimination For the Six Months Ended June 30, 2013	Total For the Six Months Ended June 30, 2013
Revenues:
Property revenues	$5,251,478	$2,433,375	$—	$7,684,853
Investment income	13,066,199	—	(754,385)	12,311,814
Contingent tax-exempt interest income	6,497,160	—	—	6,497,160
Other interest income	1,341,165	—	—	1,341,165
Other income	250,000	—	—	250,000
Total revenues	26,406,002	2,433,375	(754,385)	28,084,992
Expenses:
Real estate operating (exclusive of items shown below)	2,838,950	1,533,411	—	4,372,361
Realized loss on taxable property loan	4,557,741	—	—	4,557,741
Provision for loan loss	96,000	—	—	96,000
Provision for loss on receivables	241,698	—	—	241,698
Depreciation and amortization	2,553,781	710,286	(21,609)	3,242,458
Interest	2,962,622	1,644,629	(1,644,629)	2,962,622
General and administrative	2,111,935	—	—	2,111,935
Total expenses	15,362,727	3,888,326	(1,666,238)	17,584,815
Income (loss) from continuing operations	11,043,275	(1,454,951)	911,853	10,500,177
Income from discontinued operations (including gain on sale of MF Properties of $1,775.527 in first quarter 2013)	2,099,906	—	—	2,099,906
Net income (loss)	13,143,181	(1,454,951)	911,853	12,600,083
Net income attributable to noncontrolling interest	323,497	—	—	323,497
Net income (loss) - America First Multifamily Investors, L. P.	$12,819,684	$(1,454,951)	$911,853	$12,276,586

4.  Investments in Mortgage Revenue Bonds

The mortgage revenue bonds owned by the Company have been issued to provide construction and/or permanent financing of multifamily residential properties and do not include the mortgage revenue bonds issued with respect to properties owned by Consolidated VIEs at June 30, 2014 and December 31, 2013. Mortgage revenue bonds are either held directly by the Company or are held in trusts created in connection with debt financing transactions (Note 10). The Company had the following investments in mortgage revenue bonds as of dates shown:

	June 30, 2014
Description of Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Arbors at Hickory Ridge (2)	$11,573,571	$1,198,224	$—	$12,771,795
Ashley Square (1)	5,188,000	308,609	—	5,496,609
Avistar at Chase Hill A Bond (2)	10,000,000	72,700	—	10,072,700
Avistar at the Crest A Bond (2)	9,700,000	290,030	—	9,990,030
Avistar at the Oaks (2)	8,354,000	—	(3,526)	8,350,474
Avistar in 09 (2)	7,192,000	148,206	—	7,340,206
Avistar on the Boulevard A Bond (2)	16,525,000	881,774	—	17,406,774
Avistar on the Hills (2)	5,389,000	246,008	—	5,635,008
Bella Vista (1)	6,490,000	183,537	—	6,673,537
Bridle Ridge (1)	7,685,000	158,926	—	7,843,926
Brookstone (1)	7,466,934	952,394	—	8,419,328
Cross Creek (1)	6,059,256	2,074,309	—	8,133,565
Decatur-Angle (2)	23,000,000	—	(352,820)	22,647,180
Greens Property A Bonds (2)	8,401,470	538,100	—	8,939,570
Lake Forest (1)	8,943,000	607,386	—	9,550,386
Ohio Properties A Bonds (1)	14,455,000	1,294,812	—	15,749,812
Runnymede (1)	10,485,000	667,999	—	11,152,999
Southpark (1)	11,918,045	2,764,111	—	14,682,156
The Suites on Paseo (2)	35,750,000	1,292,720	—	37,042,720
Woodlynn Village (1)	4,408,000	—	(441)	4,407,559
Mortgage revenue bonds held in trust	$218,983,276	$13,679,845	$(356,787)	$232,306,334

	June 30, 2014
Description of Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Avistar at Chase Hill B Bond	$965,000	$—	$(5,346)	$959,654
Avistar at the Crest B Bond	759,000	46,663	—	805,663
Avistar on the Boulevard B Bond	451,000	35,855	—	486,855
Copper Gate Apartments	5,220,000	182,961	—	5,402,961
Greens Property B Bond	947,277	309,453	—	1,256,730
Harden Ranch	9,300,000	152,953	—	9,452,953
Live 929 Apartments	40,270,000	—	—	40,270,000
Ohio Properties B Bonds	3,578,640	425,912	—	4,004,552
Renaissance	12,060,127	445,694	—	12,505,821
The Palms at Premier Park Apartments	20,152,000	1,843,908	—	21,995,908
Tyler Park Apartments	8,100,000	—	(38,353)	8,061,647
Vantage at Harlingen	6,692,000	337,478	—	7,029,478
Vantage at Judson	6,049,000	304,991	—	6,353,991
Westside Village Market	5,400,000	20,519	—	5,420,519
Mortgage revenue bonds	$119,944,044	$4,106,387	$(43,699)	$124,006,732
(1) Bonds owned by ATAX TEBS I, LLC, Note 10
(2) Bond held by Deutsche Bank in a secured financing transaction, Note 10

	December 31, 2013
Description of Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gains	Unrealized Loss	Estimated Fair Value
Arbors at Hickory Ridge (2)	$11,576,209	$225,690	$—	$11,801,899
Ashley Square (1)	5,212,000	—	—	5,212,000
Autumn Pines (2)	12,147,873	—	(195,355)	11,952,518
Avistar at Chase Hill A Bond (2)	8,960,000	—	(850,752)	8,109,248
Avistar at the Crest A Bond (2)	8,759,000	—	(1,298,785)	7,460,215
Avistar at the Oaks (2)	8,354,000	—	(1,103,115)	7,250,885
Avistar in 09 (2)	7,192,000	—	(588,254)	6,603,746
Avistar on the Boulevard A Bond (2)	13,760,000	—	(1,306,512)	12,453,488
Avistar on the Hills (2)	5,389,000	—	(417,724)	4,971,276
Bella Vista (1)	6,545,000	—	(473,989)	6,071,011
Bridle Ridge (1)	7,715,000	—	(452,870)	7,262,130
Brookstone (1)	7,463,641	841,751	—	8,305,392
Cross Creek (1)	6,042,297	1,480,266	—	7,522,563
Greens Property A Bond (2)	8,437,501	—	(577,426)	7,860,075
Lake Forest (1)	8,997,000	—	(289,461)	8,707,539
Lost Creek (1)	15,883,084	1,743,088	—	17,626,172
Ohio Properties A Bonds (1)	14,498,000	—	—	14,498,000
Runnymede (1)	10,525,000	—	(551,510)	9,973,490
Southpark (1)	11,878,885	1,018,750	—	12,897,635
The Suites on Paseo (2)	35,750,000	—	(2,502)	35,747,498
Woodlynn Village (1)	4,426,000	—	(340,979)	4,085,021
Mortgage revenue bonds held in trust	$219,511,490	$5,309,545	$(8,449,234)	$216,371,801

	December 31, 2013
Description of Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Avistar at Chase Hill B Bond	$2,005,000	$—	$(159,117)	$1,845,883
Avistar at the Crest B Bond	1,700,000	—	(134,912)	1,565,088
Avistar on the Boulevard B Bond	3,216,000	—	(255,222)	2,960,778
Copper Gate Apartments	5,220,000	—	(252,648)	4,967,352
Greens Property B Bond	948,291	189,589	—	1,137,880
Ohio Properties B Bonds	3,583,590	150,864	—	3,734,454
Renaissance	7,975,000	—	(16,964)	7,958,036
The Palms at Premier Park Apartments	20,152,000	—	(283,942)	19,868,058
Tyler Park Apartments	8,100,000	—	(526,601)	7,573,399
Vantage at Harlingen	6,692,000	—	(211,735)	6,480,265
Vantage at Judson	6,049,000	—	(190,423)	5,858,577
Westside Village	5,400,000	—	(403,400)	4,996,600
Mortgage revenue bonds	$71,040,881	$340,453	$(2,434,964)	$68,946,370
(1) Mortgage revenue bonds owned by ATAX TEBS I, LLC, Note 10
(2) Mortgage revenue bonds held by Deutsche Bank in a secured financing transaction, Note 10

In June 2014, the Partnership committed to the purchase of an approximate $40.3 million par value mortgage revenue bond secured by the Live 929 Apartments, with a 5.78% annual stated interest rate. The project is a 572-bed existing student housing project on the campus of The Johns Hopkins University School of Medicine in Baltimore, Maryland. This investment will close upon the execution of a $35.0 million tender option bond (“TOB”) Trust under the existing TOB structure (Note 10). At June 30, 2014 the $35.0 million obligation is reported on the balance sheet as Due upon settlement of Live 929 Apartments. This amount will be converted into a TOB financing upon settlement. The remaining cash to close the commitment, approximately $5.3 million, will be paid when the TOB financing is executed and is currently reported in accounts payable and accrued expenses on the balance sheet.

In April 2014, the mortgage revenue bond secured by Autumn Pines was sold for the outstanding principal and accrued base interest. The Company received approximately $13.1 million for the Autumn Pines mortgage revenue bond and recognized a gain of approximately $873,000 after payment of all TOB related financing fees. This gain is Tier 2 income with approximately $650,000 allocated to the unitholders. This mortgage revenue bond had been acquired at a discount on June 1, 2011. The Company’s $9.8 million TOB financing facility which was the securitization of this mortgage revenue bond was collapsed and paid off in full in connection with this sale.

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

In August 2013, the Partnership acquired a mortgage revenue bond secured by the Vantage at Harlingen Apartments, a 288 unit multifamily apartment complex located in Harlingen, Texas which is under construction. The Series C bond was purchased for approximately $6.7 million par value, carries a base interest rate of 9.0% per annum, and matures on August 1, 2053. The Partnership also acquired a $1.3 million subordinate taxable bond which is recorded as an Other Asset. The Vantage at Harlingen Apartments has a construction loan with an unrelated bank and the Partnership’s mortgage revenue bonds are second lien borrowings to that construction loan.

Under the terms of a Forward Delivery Bond Purchase Agreement (“Bond Purchase Commitment”), the Partnership has agreed to purchase a new mortgage revenue bond between $18,000,000 and $24,692,000 (“Harlingen Series B Bond”) secured by the Vantage at Harlingen apartments which will be delivered by the mortgage revenue bond issuer once the property meets specific obligations and occupancy rates. The final amount of the Series B Bond will depend on the appraisal of the stabilized property. The Harlingen Series B Bond will have a stated annual interest rate of 6.0% per annum and bond proceeds must be used to pay off the construction loan to the bank and all or a portion of the $6.7 million subordinate Series C mortgage revenue bond. The Partnership accounts for the Bond Purchase Commitment as an available-for-sale security and, as such, records the change in the estimated fair value of the Bond Purchase Commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.  As of June 30, 2014, the Partnership estimated the value of this Bond Purchase Commitment and recorded in other assets an asset of approximately $135,000.

In July 2013, the limited partner property owner contributed an approximate additional $800,000 of capital into the Greens Property which allowed the Company to recognize a sale of the discontinued operations (Note 9). As such, the Partnership reported the approximate $10.2 million and $9.1 million fair value of the mortgage revenue bonds related to the Greens Property as assets as of June 30, 2014 and December 31, 2013, respectively.

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

The Partnership, as sole bondholder, previously directed the bond trustee to file a foreclosure action on the Woodland Park mortgage revenue bond. On February 28, 2013, the court granted Summary Judgment in the bond trustee’s favor confirming that the mortgage revenue bond is senior to mechanic’s liens filed on the property. Woodland Park became an MF Property upon title conveyance which occurred on May 29, 2013 (Note 7). The Partnership requested the mortgage revenue bond issuer to remove the Land Use Restriction Agreement (“LURA”) on the property and the units have been converted to 100% market-rate rents. The Partnership may convert the property back to a rent restricted property, seek to place new financing on the property, and acquire the mortgage revenue bonds.

In June 2013, the Partnership acquired six mortgage revenue bonds secured by three properties located in San Antonio, Texas. On June 30, 2014 the Company finalized the restructuring of these six mortgage revenue bonds moving approximately $5.5 million in Series B mortgage revenue bonds to Series A mortgage revenue bonds. The par bond values reported on June 30, 2014 are as follows: approximately $7.8 million par value Series A and approximately $0.6 million par value Series B mortgage revenue bonds secured by the Avistar at the Oaks Apartments, a 156 unit multifamily apartment complex; approximately $5.4 million Series A mortgage revenue bonds secured by the Avistar on the Hills Apartments, a 129 unit multifamily apartment complex; and approximately $6.7 million Series A and approximately $0.5 million Series B mortgage revenue bonds secured by Avistar in 09 Apartments, a 133 unit multifamily apartment complex. The three Series A mortgage revenue bonds each carry an annual interest rate of 6.0% per annum and mature on August 1, 2050. The three Series B mortgage revenue bonds each carry an annual base interest rate of 9.0% per annum and mature on September 1, 2050. The Partnership also acquired approximately $831,000 of taxable mortgage revenue bonds which also carry a base interest rate of 9.0% per annum and mature on September 1, 2050. In connection with the mortgage revenue bond restructuring the Company loaned these entities approximately $526,000 to cover the costs of restructuring the mortgage revenue bonds (Note 8). The Company has determined that the entity which owns the three properties is an unrelated not-for-profit which under the accounting guidance is not subject to applying the VIE consolidation guidance. As a result, the properties’ financial statements are not consolidated into the consolidated financial statements of the Company.

In April 2013, the Partnership acquired the Series C mortgage revenue bond secured by the Renaissance Gateway Apartments, a 208 unit multifamily apartment complex located in New Orleans, Louisiana for approximately $2.9 million par value. This property is undergoing a major rehabilitation and the Partnership has agreed to fund a total of approximately $8.6 million of a Series A mortgage revenue bond during construction which is estimated to be completed in August 2014. During the third and fourth quarter of 2013, the Partnership purchased $1.3 million par value Series B and $3.9 million par value Series A mortgage revenue bonds. During the first half of 2014, the Partnership purchased an additional approximate $4.0 million par value Series A mortgage revenue bond. The Series C mortgage revenue bond carries a base interest rate of 12.0% per annum and matures on June 1, 2015. The Series A and Series B mortgage revenue bonds carry a base interest rate of 6.0% and 12.0% per annum, respectively, maturing on June 1, 2030. Upon completion of construction and stabilization, the approximate $2.9 million Series C bond will be paid back on the earlier of when the property receives its final equity contribution by the limited partner or June 1, 2015. The Partnership accounts for the remaining Bond Purchase Commitment as an available-for-sale security and, as such, records the change in estimated fair value of the Bond Purchase Commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.  As of June 30, 2014, the Partnership estimated the value of this Bond Purchase Commitment and recorded an asset of approximately $4,500.

In February 2013, the Partnership acquired six mortgage revenue bonds secured by three properties located in San Antonio, Texas. On June 30, 2014 the Company finalized the restructuring of six mortgage revenue bonds moving approximately $4.7 million in Series B mortgage revenue bonds to Series A mortgage revenue bonds. The par bond values reported on June 30, 2014 are as follows: approximately $16.5 million par value Series A and approximately $0.5 million par value Series B mortgage revenue bonds secured by the Avistar on the Boulevard, a 344 unit multifamily apartment complex; approximately $10.0 million Series A and approximately $1.0 million Series B mortgage revenue bonds secured by the Avistar at Chase Hill, a 232 unit multifamily apartment complex; and approximately $9.7 million Series A and approximately $0.8 million Series B mortgage revenue bonds secured by Avistar at the Crest, a 200 unit multifamily apartment complex. The three Series A mortgage revenue bonds each carry an annual interest rate of 6.0% per annum and mature on March 1, 2050. The three Series B mortgage revenue bonds each carry an annual base interest rate of 9.0% per annum and mature on April 1, 2050. The Partnership also acquired approximately $804,000 of taxable mortgage revenue bonds which also carry a base interest rate of 9.0% per annum and mature on April 1, 2050. The Company has determined that the entity which owns the three Avistar properties is an unrelated not-for-profit which under the accounting guidance is not subject to applying the VIE consolidation guidance. As a result, the properties’ financial statements are not consolidated into the consolidated financial statements of the Company.

Under the terms of a Bond Purchase Commitment, the Partnership has agreed to purchase a new mortgage revenue bond of between $20,638,000 and $26,687,000 (“Judson Series B Bond”) secured by the Vantage at Judson apartments which will be delivered by the mortgage revenue bond issuer once the property meets specific obligations and occupancy rates. The final amount of the Series B Bond will depend on the appraisal of the stabilized property. The Judson Series B Bond will have a stated annual interest rate of 6.0% per annum and bond proceeds must be used to pay off the construction loan to the Bank and all or a portion of the $6,049,000 subordinate mortgage revenue bond. If the property does not meet its specific obligations and required occupancy rate before January 1, 2015, the Partnership has the right to terminate the Bond Purchase Commitment. As of June 30, 2014, the Partnership estimated the value of this Bond Purchase Commitment and recorded an asset of approximately $154,000.

Valuation - As all of the Company’s investments in mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  Due to the limited market for the mortgage revenue bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the mortgage revenue bonds.  There is no active trading market for the mortgage revenue bonds and price quotes for the mortgage revenue bonds are not generally available.  As of June 30, 2014, all of the Company’s mortgage revenue bonds were valued using discounted cash flow and yield to maturity analyses performed by management.  Management’s valuation encompasses judgment in its application.  The key assumption in management’s yield to maturity analysis is the range of effective yields on the individual mortgage revenue bonds.  The effective yield analysis for each mortgage revenue bond considers the current market yield on similar mortgage revenue bonds as well as the debt service coverage ratio of each underlying property serving as collateral for the mortgage revenue bond. At June 30, 2014, the range of effective yields on the individual mortgage revenue bonds was 5.6% to 9.1% per annum.  At December 31, 2013, the range of effective yields on the individual mortgage revenue bonds was 6.3% to 9.8% per annum. Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these mortgage revenue bonds.  Assuming a 10% adverse change in the key assumption, the effective yields on the individual mortgage revenue bonds would increase to a range of 6.1% to 10.0% per annum and would result in additional unrealized losses on the mortgage revenue bond portfolio of approximately $22.5 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider price quotes on similar mortgage revenue bonds or other information from external sources, such as pricing services.  Pricing services, broker quotes and management’s analyses provide indicative pricing only.

Unrealized gains or losses on these mortgage revenue bonds are recorded in accumulated other comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. As of June 30, 2014, the Woodlynn Village mortgage revenue bond investment has been in an unrealized loss position for greater than twelve months.  The Company has the intent and ability to hold the mortgage revenue bond until its final maturity.

5. Public Housing Capital Fund Trust Certificates

The Company owns 100% of the residual participation receipts (“LIFERs”) in three tender option bond trusts (“PHC TOB Trusts”). At June 30, 2014, the PHC TOB Trusts own approximately $63.4 million of Public Housing Capital Fund Certificates (“PHC Certificates”) issued by three trusts (“PHC Trusts”) sponsored by Deutsche Bank (“DB”). The assets held by the PHC Trusts consist of custodial receipts evidencing loans made to a number of local public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by the United States Department of Housing and Urban Development (“HUD”) under HUD’s Capital Fund Program established under the Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”). The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities’ respective obligations to pay principal and interest on their loans. The loans payable by the public housing authorities are not debts of, or guaranteed by, the United States of America or HUD. Interest payable on the public housing authority debt held by the PHC Trusts is exempt from federal income taxes. The PHC Certificates issued by each of the PHC Trusts have been rated investment grade by Standard & Poor’s.
The Company determined that the three PHC TOB trusts are variable interest entities and that the Company was the primary beneficiary of each of the three PHC TOB trusts. As a result, the Company reports the PHC TOB Trusts on a consolidated basis and the senior floating-rate participation interest (“SPEARS”) as debt financing. In determining the primary beneficiary of these specific VIEs, the Company considered who has the power to control the activities of the VIEs which most significantly impact their financial performance, the risks that the entity was designed to create, and how each risk affects the VIE. The indenture for the PHC TOB trusts stipulates that the Company has the sole right to cause the PHC TOB trusts to sell the PHC Certificates. If they were sold, the extent to which the VIEs will be exposed to gains or losses would result from decisions made by the Company.

The Company had the following investments in the PHC Certificates on June 30, 2014:

Description of Public Housing Capital Fund Trust Certificates	Cost adjusted for amortization of premium and discounts	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Public Housing Capital Fund Trust Certificate I	$27,713,429	$728,924	$—	$28,442,353
Public Housing Capital Fund Trust Certificate II	15,878,114	270,767	—	16,148,881
Public Housing Capital Fund Trust Certificate III	20,454,474	—	(47,991)	20,406,483
	$64,046,017	$999,691	$(47,991)	$64,997,717

The Company had the following investments in the PHC Certificates on December 31, 2013:

Description of Public Housing Capital Fund Trust Certificates	Cost adjusted for amortization of premium and discounts	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Public Housing Capital Fund Trust Certificate I	$27,979,527	$—	$(1,284,873)	$26,694,654
Public Housing Capital Fund Trust Certificate II	17,486,739	—	(1,083,235)	16,403,504
Public Housing Capital Fund Trust Certificate III	20,434,848	—	(1,476,627)	18,958,221
	$65,901,114	$—	$(3,844,735)	$62,056,379

During the first half of 2014 the Partnership realized approximately $1.8 million of paydown related to the Public Housing Capital Fund Trust Certificates.

Valuation - As all of the Company’s investments in PHC Certificates are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  Due to the limited market for the PHC Certificates, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the certificates.  The estimates of the fair values of these PHC certificates is based on a yield to maturity analysis which begins with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts adjusted largely for unobservable inputs the General Partner believes would be used by market participants. Management’s fair value estimates encompass judgment. Management’s estimates are compared to external pricing services when available.   The PHC Certificates are AA- and BBB rated. The Company has concluded that the PHC Certificates are not other than temporarily impaired as of June 30, 2014 as it has the intent and ability to hold this investment until its final maturity.

At June 30, 2014, the range of effective yields on the PHC Certificates was 4.2% to 5.4% per annum.  At December 31, 2013, the range of effective yields on the PHC Certificates was 4.2% to 5.4% per annum. Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these PHC Certificates.  Assuming a 10% adverse change in the key assumption, the effective yields on the PHC Certificates would increase to a range of 4.8% to 6.3% per annum and would result in additional unrealized losses on the PHC Certificates of approximately $2.5 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider other information from external sources, such as pricing services.  Pricing services and management’s analysis provide indicative pricing only.

The following table sets forth certain information relating to the PHC Certificates held in the PHC TOB Trusts on June 30, 2014:

	Average Remaining Lives (Years)	Investment Rating	Weighted Average Interest Rate over Life	Principal Outstanding
Public Housing Capital Fund Trust Certificate I	10.75	AA-	5.330%	$26,210,285
Public Housing Capital Fund Trust Certificate II	10.22	AA-	4.240%	16,330,476
Public Housing Capital Fund Trust Certificate III	11.31	BBB	5.410%	20,898,432
Total Public Housing Capital Fund Trust Certificates				$63,439,193

The following table sets forth certain information relating to the PHC Certificates held in the PHC TOB Trusts on December 31, 2013:

	Average Remaining Lives (Years)	Investment Rating	Weighted Average Interest Rate over Life	Principal Outstanding
Public Housing Capital Fund Trust Certificate I	12.75	AA-	5.330%	$26,406,558
Public Housing Capital Fund Trust Certificate II	12.30	AA-	4.240%	17,959,713
Public Housing Capital Fund Trust Certificate III	13.30	BBB	5.410%	20,898,432
Total Public Housing Capital Fund Trust Certificates				$65,264,703

6. Mortgage-Backed Securities (“MBS”)

Between November 2012 and April 2013, the Company executed six securitizations of mortgage-backed securities (“MBS TOB Trusts”). The Company purchased the LIFERS issued by the six MBS TOB Trusts for approximately $9.2 million.

Each of the six MBS TOB Trusts issued SPEARS to unaffiliated investors; these SPEARS totaled approximately $34.9 million at issuance. The SPEARS represent senior interests in the MBS TOB Trusts and have been credit enhanced by DB. The LIFERS entitle the Company to all principal and interest payments received by the MBS TOB Trust on the securitized MBS after payments due to the holders of the SPEARs and trust costs. The SPEARS bear interest at a variable rate based on Securities Industry and Financial Markets Association (“SIFMA”) index.

The Company determined that the six MBS TOB Trusts are variable interest entities and that the Company was the primary beneficiary of each of them. As a result, the Company reports the MBS TOB Trusts on a consolidated basis and the SPEARS as debt financing. In determining the primary beneficiary of these specific VIEs, the Company considered who has the power to control the activities of the VIEs which most significantly impact their financial performance, the risks that the entity was designed to create, and how each risk affects the VIE. The indenture for the MBS TOB Trusts stipulates that the Company has the sole right to cause the MBS TOB Trusts to sell the MBS. If they were sold, the extent to which the MBS TOB Trusts will be exposed to gains or losses would result from decisions made by the Company.

In May 2014, the Company sold a portion of the MBS TOB Trusts for an amount approximating the outstanding amortized cost. This approximately $3.7 million par value MBS had been acquired for approximately $3.8 million in November 2012.

The carrying value of the Company’s MBS as of June 30, 2014 is as follows:

Agency Rating of MBS (1)	Cost adjusted for amortization of premium	Unrealized Gain	Unrealized Loss	Estimated Fair Value
“AAA”	$23,165,482	$—	$(955,754)	$22,209,728
“AA”	16,851,823	—	(1,182,843)	15,668,980
	$40,017,305	$—	$(2,138,597)	$37,878,708
(1) MBS are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

The carrying value of the Company’s MBS as of December 31, 2013 is as follows:

Agency Rating of MBS (1)	Cost adjusted for amortization of premium	Unrealized Gain	Unrealized Loss	Estimated Fair Value
“AAA”	$23,177,115	$—	$(3,069,555)	$20,107,560
“AA”	20,624,701	—	(2,886,600)	17,738,101
	$43,801,816	$—	$(5,956,155)	$37,845,661
(1) MBS are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

Valuation - The Company values each MBS based upon prices obtained from a third party pricing service, which are indicative of market activity. The valuation methodology of the Company’s third party pricing service incorporates commonly used market pricing methods, incorporates trading activity observed in the market place, and other data inputs. The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; geography; and prepayment speeds. Management analyzes pricing data received from the third party pricing service by comparing it to valuation information obtained from at least one other third party pricing service and ensuring they are within a tolerable range of difference which the Company estimates as 7.5%. Management also looks at observations of trading activity observed in the market place when available. At June 30, 2014 and December 31, 2013, the range of effective yields on the individual MBS was 3.6% to 5.4% per annum.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of the MBS which is the effective yield on new issuances of similarly rated MBS.  Assuming a 10% adverse change in that key assumption, the effective yields on the MBS would increase to a range of 3.8% to 5.4% per annum and would result in additional unrealized losses on the bond portfolio of approximately $1.9 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  Pricing services and management’s analysis provide indicative pricing only. The MBS have been in an unrealized loss position for more than twelve months and the Company does not believe the investment is other than temporarily impaired as of June 30, 2014 as it has the intent and ability to hold these investments until their estimated fair value recovers to the carrying cost or until final maturity.

The MBS are backed by residential mortgage loans and interest payable from the MBS is exempt from federal income taxation. Description of certain terms of the Company’s MBS is as follows:

Agency Rating of MBS	Principal Outstanding June 30, 2014	Weighted Average Maturity Date	Weighted Average Coupon Interest Rate

“AAA”	$22,710,000	October 7, 2036	4.05%
“AA”	16,440,000	January 18, 2036	4.11%
	$39,150,000

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

Recent Transactions

The Partnership, as sole bondholder, previously directed the bond trustee to file a foreclosure action on the Woodland Park mortgage revenue bond. On February 28, 2013, the court granted Summary Judgment in the bond trustee’s favor confirming that the mortgage revenue bond is senior to mechanic’s liens filed on the property. Woodland Park became an MF Property at a net asset value of approximately $15.7 million upon conveyance of title on May 29, 2013. The Partnership requested the mortgage revenue bond issuer to remove the LURA on the property and the units have been converted to 100% market-rate rents. The Partnership may convert the property back to a rent restricted property, seek to place new financing on the property, and acquire the mortgage revenue bonds.
In March 2013, a wholly-owned subsidiary of the Company executed a 35-year ground lease with the University of Nebraska - Lincoln (“Lessor”) with an annual lease payment of $100. The leased property will have a mixed-use development consisting of a 1,605 stall parking garage and 475 bed student housing complex constructed on it. The Lessor will own the parking garage for which it will contribute approximately $16.7 million to its construction. The Company will own the student housing complex (named “The 50/50”) and currently estimates that construction will cost approximately $34.0 million. The Company executed a guaranteed maximum price contract with the general contractor for the construction on the mixed-use development. The Company expects to restructure its ownership of The 50/50 into a mortgage revenue bond holding after the construction is completed (which is estimated as August 1, 2014) and when the development has a sufficient history of operating results. To finance the construction of the student housing complex, the Company has executed an interest-only loan to borrow up to $25.5 million for a three year term at a variable interest rate. The Company also secured a $4.3 million tax-incremental financing loan which is for a term of five years, carries a fixed interest rate of approximately 4.7% per annum, requires principal payments commencing after 24 months and has a balloon payment due at maturity. The Company has borrowed approximately $21.8 million on this facility as of June 30, 2014 (Notes 11).

The Company had the following investments in MF Properties as of June 30, 2014 and December 31, 2013:

MF Properties
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value at June 30, 2014
Arboretum	Omaha, NE	145	$1,739,554	$19,164,378	$20,903,932
Eagle Village	Evansville, IN	511	567,880	12,396,674	12,964,554
Glynn Place	Brunswick, GA	128	743,996	4,953,262	5,697,258
Maples on 97th	Omaha, NE	258	1,180,058	7,706,949	8,887,007
Meadowview	Highland Heights, KY	118	688,539	5,440,774	6,129,313
Residences of DeCordova	Granbury, TX	110	1,137,832	7,976,809	9,114,641
Residences of Weatherford	Weatherford, TX	76	1,927,701	5,710,886	7,638,587
Woodland Park	Topeka, KS	236	1,260,032	14,074,155	15,334,187
Construction work in process	Lincoln, NE	N/A	—	28,996,115	28,996,115
					115,665,594
Less accumulated depreciation (depreciation expense of approximately $1.0 million and $2.0 million for the three and six months ended June 30, 2014, respectively)					(11,404,346)
Balance at June 30, 2014					$104,261,248

MF Properties
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value at December 31, 2013
Arboretum	Omaha, NE	145	$1,739,554	$19,123,872	$20,863,426
Eagle Village	Evansville, IN	511	567,880	12,336,975	12,904,855
Glynn Place	Brunswick, GA	128	743,996	4,937,172	5,681,168
The Colonial, f/k/a Maples on 97th	Omaha, NE	258	1,180,058	7,613,668	8,793,726
Meadowview	Highland Heights, KY	118	688,539	5,416,293	6,104,832
Residences of DeCordova	Granbury, TX	110	1,137,832	7,965,574	9,103,406
Residences of Weatherford	Weatherford, TX	76	1,927,701	5,695,600	7,623,301
Woodland Park	Topeka, KS	236	1,260,032	14,033,777	15,293,809
Construction work in process	Lincoln, NE	N/A	—	13,130,325	13,130,325
					99,498,848
Less accumulated depreciation (depreciation expense of approximately $3.8 million in 2013)					(9,386,811)
Balance at December 31, 2013					$90,112,037

Acquisitions

The Woodland Park property purchase price allocation is disclosed pursuant to the accounting guidance on business combinations. A condensed balance sheet at the date of acquisitions is included below.

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

The table below shows the pro forma condensed consolidated results of operations of the Company as if Woodland Park had been acquired at the beginning of the periods presented:

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013

Revenues	$15,245,045	$28,365,276
Net income	3,867,086	12,215,549
Net income allocated to unitholders	3,662,073	11,739,473
Unitholders' interest in net income per unit (basic and diluted)	$0.09	$0.27

Consolidated VIE Properties

In addition to the MF Properties, the Company consolidates the assets, liabilities and results of operations of the Consolidated VIEs in accordance with the accounting guidance on consolidations.  Although the assets of these VIEs are consolidated, the Company has no ownership interest in the VIEs other than to the extent they serve as collateral for the mortgage revenue bonds owned by the Partnership.  The results of operations of those properties are recorded by the Company in consolidation but any net income or loss from these properties does not accrue to the unitholders or the general partner, but is instead included in “Unallocated deficit of Consolidated VIEs.”

The Company consolidated the following properties owned by Consolidated VIEs in continuing operations as of June 30, 2014 and December 31, 2013:

Consolidated VIEs
Property Name	Location	Number of Units	Land and Improvements	Buildings and Improvements	Carrying Value at June 30, 2014
Bent Tree Apartments	Columbia, SC	232	$986,000	$12,170,553	$13,156,553
Fairmont Oaks Apartments	Gainesville, FL	178	850,400	8,868,182	9,718,582
					22,875,135
Less accumulated depreciation (depreciation expense of approximately $233,000 and $466,000 for the three and six months ended June 30, 2014)					(10,180,447)
Balance at June 30, 2014					$12,694,688
Consolidated VIEs
Property Name	Location	Number of Units	Land and Improvements	Buildings and Improvements	Carrying Value at December 31, 2013
Bent Tree Apartments	Columbia, SC	232	$986,000	$12,097,419	$13,083,419
Fairmont Oaks Apartments	Gainesville, FL	178	850,400	8,845,020	9,695,420
					22,778,839
Less accumulated depreciation (depreciation expense of approximately $1.4 million in 2013)					(9,741,942)
Balance at December 31, 2013					$13,036,897

8. Other Assets

The Company had the following Other assets as of dates shown:

	June 30, 2014	December 31, 2013
Taxable property loans receivable	$22,172,045	$21,549,927
Less: Loan loss reserves	(7,023,814)	(7,023,814)
Deferred financing costs - net	2,557,998	2,503,679
Fair value of derivative contracts	669,712	888,120
Taxable bonds at estimated fair value	4,370,023	4,075,953
Land held for sale	1,465,000	1,465,000
Bond purchase commitments - fair value adjustment (Notes 4 & 16)	334,367	—
Other assets	508,828	899,426
Total Other assets	$25,054,159	$24,358,291

In addition to the mortgage revenue bonds held by the Company, taxable property loans have been made to the owners of the properties which secure the mortgage revenue bonds and are reported as taxable property loans receivable in Other assets, net of loan loss reserves.  The Company periodically, or as changes in circumstances or operations dictate, evaluates such taxable property loans receivable for impairment.  The value of the underlying property assets is ultimately the most relevant measure of value to support the taxable property loan values.  The Company utilizes a discounted cash flow model in estimating a property fair value.  Discounted cash flow models containing varying assumptions are considered.   The various models may assume multiple revenue and expense scenarios, various capitalization rates and multiple discount rates.  Other information, such as independent appraisals, may be considered in estimating a property’s fair value.  If the estimated fair value of the property after deducting the amortized cost basis of any senior mortgage revenue bond exceeds the principal balance of the taxable property loan then no potential loss is indicated and no loan loss reserve for taxable property loans is needed. In estimating the property valuation, the most significant assumptions utilized in the discounted cash flow model remain the same as discussed in the Form 10-K and include revenue and expense projections and capitalization rates.

On June 30, 2014, the Company restructured twelve mortgage revenue bonds related to Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Avistar on the Hills Apartments, Avistar at the Oaks Apartments, and Avistar in 09 Apartments purchased in June and February 2013 (Note 4). In connection with the mortgage revenue bond restructuring the Company loaned these entities approximately $526,000 to cover the costs of restructuring the mortgage revenue bonds. These taxable loans have a stated interest rate of 12.0% per annum due monthly with any unpaid balance due on June 26, 2024 (Note 4).

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

In August 2013, the Partnership acquired a Series C mortgage revenue bond and a forward contract to support the construction of Vantage at Harlingen Apartments in Harlingen, Texas. In conjunction with this contract, the Partnership acquired an approximate $1.3 million taxable mortgage revenue bond which carries a base interest rate of 9.0% per annum and matures on August 1, 2053. This taxable mortgage revenue bond is reported as part of the Taxable bonds at fair value in Other assets. Please see the Fair Value Measurement footnote (Note 15) for the detailed description of the fair value estimation process for the taxable mortgage bonds.

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

During the first half of 2014, the Partnership advanced additional funds to Cross Creek and the Ohio Properties of approximately $67,000 and $29,000, respectively. During the first half of 2013, the Partnership advanced additional funds to Ashley Square, Cross Creek and the Ohio Properties of approximately $118,000, $96,000, and $42,000, respectively. Due to the recognized sale of the Ohio and Greens Properties, the taxable property loans receivable with the Ohio and Greens Properties are no longer eliminated upon consolidation (Note 9). During the first half of 2014 and 2013, the Partnership recorded loan loss reserves equal to the accrued interest on the Ashley Square, Cross Creek, Greens and the Ohio Properties taxable property loans receivable because the Partnership determined they were not reasonably assured. The Partnership also reserved against the $96,000 advanced to the Cross Creek property in 2013 based on the quarterly impairment analysis.

The following is a summary of the taxable property loans receivable, accrued interest and loan loss reserves on the amounts due at June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Interest Allowance	Net Taxable Property Loans
Arbors at Hickory Ridge	$191,264	$19,411	$—	$—	$210,675
Ashley Square	5,078,342	2,213,784	(3,596,342)	(2,213,784)	1,482,000
Avistar (February 2013 portfolio)	274,496	—	—	—	274,496
Avistar (June 2013 portfolio)	251,622	—	—	—	251,622
Cross Creek	6,888,087	1,953,904	(3,372,472)	(1,953,904)	3,515,615
Foundation for Affordable Housing	1,603,083	87,576	—	—	1,690,659
Greens Property	876,000	181,521	—	(2,284)	1,055,237
Lake Forest	4,618,704	2,370,615	(55,000)	(2,349,780)	4,584,539
Ohio Properties	2,390,447	735,779	—	(245,654)	2,880,572
	$22,172,045	$7,562,590	$(7,023,814)	$(6,765,406)	$15,945,415

	December 31, 2013
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Interest Allowance	Net Taxable Property Loans
Arbors at Hickory Ridge	$191,264	$12,979	$—	$—	$204,243
Ashley Square	5,078,342	2,053,415	(3,596,342)	(2,053,415)	1,482,000
Cross Creek	6,821,087	1,825,389	(3,372,472)	(1,825,389)	3,448,615
Foundation for Affordable Housing	1,603,083	13,989	—	—	1,617,072
Greens Property	876,000	130,563	—	(921)	1,005,642
Lake Forest	4,618,704	2,148,881	(55,000)	(2,128,046)	4,584,539
Ohio Properties	2,361,447	585,377	—	(186,706)	2,760,118
	$21,549,927	$6,770,593	$(7,023,814)	$(6,194,477)	$15,102,229

The following is a detail of loan loss reserves for the six months ended June 30, 2014 and year ended December 31, 2013:

	June 30, 2014	December 31, 2013
Balance, beginning of year	$7,023,814	$12,272,671
Realized loss on taxable loan - Iona Lakes	—	(4,557,741)
Provision for loan loss	—	168,000
Deconsolidation of VIEs	—	55,000
Write off due to foreclosure	—	(914,116)
Balance, end of year	$7,023,814	$7,023,814

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

The deposit method of accounting for real estate sales required deferral of the gain from the real estate sale and did not allow recognition of the interest payments by the Ohio Properties to the Company between June 2010 and the date of the equity contribution by BC Partners. In conjunction with the recognition of the real estate sale, approximately $3.5 million of interest was recognized within investment income in the first three months of 2013 which represents the interest payments received from the Ohio Properties between June 2010 and December 2012. In addition, the Partnership reported approximately $1.1 million in taxable note interest income received from the Ohio Properties and a $250,000 guarantee fee from the general partner of the Ohio Properties during the first quarter of 2013. Due to the deposit method of accounting, the Company recognized the sale of the Ohio Properties and the purchase of the mortgage revenue bonds they secure in the consolidated statement of cash flows during the first quarter of 2013. The Ohio Properties contributed approximately $0 and $138,000 to income from discontinued operations for the three and six months ended June 30, 2013.

In October 2012, the limited partnership that owns the Greens Property admitted two entities that are affiliates of BC Partners as new limited partners as part of a syndication of LIHTCs on the Greens Property. Prior to the execution of the admittance of the new limited partners, the Company had entered into an agreement to sell the Greens Property for approximately $7.3 million to an unaffiliated not-for-profit which is the general partner of the limited partnership that now owns the Greens Property.  That sale was conditional on securing the mortgage revenue bond and low-income housing tax credits from the North Carolina Housing Finance Agency.  The $961,000 BC Partners equity contribution into this limited partnership in October 2012 was not sufficient to allow the Company to recognize a real estate sale for accounting purposes. In July 2013, BC Partners made their required $800,000 capital contribution into the Greens Property as construction was then 75% complete.

The Company purchased 100% of the mortgage revenue bonds issued as part of the agreement to finance the acquisition and rehabilitation of the Greens Property. The Series A mortgage revenue bond has approximately $8.5 million par value and bears interest at 6.5% per annum. The Series B mortgage revenue bond has a $950,000 par value and bears interest at 12.0% per annum. Both series of mortgage revenue bonds mature on October 1, 2047. The Company also obtained an $850,000 taxable property loan secured by the Greens Property at closing.

The July 2013 equity payment provided sufficient invested equity to recognize a real estate sale for accounting purposes and the Company recorded the sale of this discontinued operation. This gain on sale of discontinued operations was approximately $1.4 million. The deposit method of accounting for real estate sales required the deferral of the gain from the real estate sale and did not allow recognition of the interest payments by the Greens Property to the Company between October 2012 and July 2013, the date of the second equity contribution by BC Partners. In conjunction with the recognition of the real estate sale, approximately $523,000 of interest was recognized within investment income in the third quarter of 2013 which represents the interest payments received from the Greens Property between October 2012 and July 31, 2013. The Greens Property contributed a loss from discontinued operations of approximately $167,000 and $325,000 for the three and six months ended June 30, 2013, respectively.

There were no assets and liabilities of discontinued operations to report at June 30, 2014 and December 31, 2013.

10.  Debt Financing

At June 30, 2014 and December 31, 2013, the Company reported outstanding debt financing of approximately $244.5 million and approximately $257.3 million, respectively, under separate credit facilities.

Other Financings

In March 2014, the Partnership obtained two $5.0 million unsecured revolving lines of credit. The first revolving line of credit carries a variable interest rate which was approximately 3.5% at date of closing and matures in March 2015. The second revolving line of credit also carries a variable interest rate which was approximately 3.4% on June 30, 2014 and matures in March 2016. On June 30, 2014, the Partnership had not borrowed funds on either line of credit. The lines of credit will be utilized to help with short-term working capital needs and to fund new investments during the periods of time that the Company is working with its lender to finalize new TOB financings of assets.

Tender Option Bond Financings

Description of the Tender Option Bond Financings	Outstanding Debt Financing at June 30, 2014	Stated Maturity

PHC Certificates-TOB Trust	$47,665,000	December 2014
MBS - TOB Trust 1	2,585,000	October 2014
MBS - TOB Trust 2	4,090,000	October 2014
MBS - TOB Trust 4	5,960,000	October 2014
MBS - TOB Trust 5	10,545,000	October 2014
Greens of Pine Glen - TOB Trust	5,670,000	June 2014
Arbors of Hickory Ridge - TOB Trust	7,000,000	August 2014
MBS - TOB Trust 6	7,825,000	August 2014
Avistar (February 2013 portfolio) - TOB Trust (1)	20,000,000	June 2014
Avistar (June 2013 portfolio) - TOB Trust (2)	13,210,000	October 2014
The Suites on Paseo - TOB Trust	25,750,000	December 2014
TOB - Decatur-Angle - TOB Trust	17,250,000	February 2015
Total Debt Financing	$167,550,000

(1) Avistar at the Oaks Apartments, Avistar on the Hills Apartments, and Avistar in 09 Apartments is the collateral for the $20.0 million TOB Trust.
(2) Avistar at Chase Hill, Avistar at the Crest, and Avistar on the Boulevard is the collateral for the approximate $13.2 million TOB Trust.

Description of the Tender Option Bond Financings	Outstanding Debt Financing at December 31, 2013	Stated Maturity

PHC Certificates-TOB Trust	$48,995,000	June 2014
Autumn Pines-TOB Trust	9,770,000	July 2014
MBS - TOB Trust 1	2,585,000	April 2014
MBS - TOB Trust 2	4,090,000	April 2014
MBS - TOB Trust 3	2,865,000	April 2014
MBS - TOB Trust 4	5,960,000	April 2014
MBS - TOB Trust 5	10,545,000	April 2014
Greens of Pine Glen - TOB Trust	5,700,000	June 2014
Arbors of Hickory Ridge - TOB Trust	7,000,000	August 2014
MBS - TOB Trust 6	7,825,000	August 2014
Avistar (February 2013 portfolio) - TOB Trust (1)	20,000,000	June 2014
Avistar (June 2013 portfolio) - TOB Trust (2)	13,210,000	October 2014
The Suites on Paseo - TOB Trust	25,750,000	December 2014
Total Debt Financing	$164,295,000

(1) Avistar at the Oaks Apartments, Avistar on the Hills Apartments, and Avistar in 09 Apartments is the collateral for the $20.0 million TOB Trust.
(2) Avistar at Chase Hill, Avistar at the Crest, and Avistar on the Boulevard is the collateral for the approximate $13.2 million TOB Trust.

In July 2011, the Company executed a Master Trust Agreement with DB which allows the Company to execute multiple Tender Option Bond (“TOB Trust”) structures upon the approval and agreement of terms by DB. Under each TOB Trust structure issued through the Master Trust Agreement, the TOB trustee issues SPEARS and LIFERS. These SPEARS and LIFERS represent beneficial interests in the securitized asset held by the TOB trustee. The Company will purchase the LIFERS from each of these TOB Trusts which will grant them certain rights to the securitized assets. The Master Trust Agreement with DB has covenants with which the Company is required to comply. At June 30, 2014, the most restrictive covenant was that cash available to distribute for the trailing twelve months must be at least two times trailing twelve month interest expense. The Company was in compliance with all covenants as of June 30, 2014. If the Company were to be out of compliance with any of these covenants, it would trigger a termination event of the financing facilities. The Company expects to renew each of the TOB financing facilities at its discretion per the terms of the agreements. DB can require the posting of cash collateral under the terms of the Master Trust Agreement.

In March 2014, the Company executed a new TOB Trust under its credit facility with DB securitizing the Decatur-Angle mortgage revenue bond borrowing $17.3 million. The facility has a variable interest rate tied to SIFMA and matures in February 2015. On the date of closing the total fixed TOB Trust fee was approximately 1.5% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.3% resulting in a total cost of borrowing of approximately 1.8%. The outstanding balance remains at approximately $17.3 million on June 30, 2014. In July 2014, the Company entered into a new TOB Trust which replaces this TOB Trust (Note 18).

In December 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing The Suites on Paseo Series A mortgage revenue bond. The amount borrowed was approximately $25.8 million with a variable interest rate tied to SIFMA. The facility matures in December 2014. On the date of the closing the total fixed TOB Trust fee was approximately 1.6% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.4% per annum resulting in a total cost of borrowing of approximately 2.0% per annum. The outstanding balance remains at approximately $25.8 million on June 30, 2014.

In October 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Avistar at the Oaks Apartments, the Avistar on the Hills Apartments, and the Avistar in 09 Apartments Series A mortgage revenue bonds. The amount borrowed was approximately $13.2 million with a variable interest rate tied to SIFMA. On the date of the closing the total fixed TOB Trust fee was approximately 1.8% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.4% per annum resulting in a total cost of borrowing of approximately 2.2% per annum. The outstanding balance remains at $13.2 million on June 30, 2014. This TOB Trust was settled in July 2014 (Note 18).

In June 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Avistar on the Boulevard, Avistar at Chase Hill, and Avistar at the Crest Series A mortgage revenue bonds. The amount borrowed was $20.0 million with a variable interest rate tied to SIFMA. On the date of closing the total fixed TOB Trust fee was approximately 2.1% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.4% resulting in a total cost of borrowing of approximately 2.5%. The outstanding balance remains at $20.0 million on June 30, 2014. This TOB Trust was settled in July 2014 (Note 18).

In March 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Arbors at Hickory Ridge mortgage revenue bond. The amount borrowed was $7.0 million with a variable interest rate tied to SIFMA. On the date of closing the total fixed TOB Trust fee was approximately 2.1% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.5% resulting in a total cost of borrowing of approximately 2.6%. The outstanding balance remains at $7.0 million on June 30, 2014. This TOB Trust was settled in July 2014 (Note 18).

In February 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Greens Property mortgage revenue bond. The amount borrowed was approximately $5.8 million with a variable interest rate tied to SIFMA. On the date of closing the total fixed TOB trust fee was approximately 2.1% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.5% resulting in a total cost of borrowing of approximately 2.6%. The outstanding balance was $5.7 million on June 30, 2014. This TOB Trust was settled in July 2014 (Note 18).

In the fourth quarter of 2012 through the second quarter of 2013, the Company purchased the LIFERS issued by the trustee of six additional TOB Trusts. The LIFERS entitle the Company to all principal and interest payments received by these TOB Trusts on the mortgage-backed securities after payments due to the holders of the SPEARS and trust costs (“MBS TOB Trusts”). The SPEARS represent senior interests in the MBS TOB Trusts and some have been credit enhanced by DB. The Company reports the MBS TOB Trusts on a consolidated basis as it has determined it is the primary beneficiary of these variable interest entities (Note 6). A summary of the six MBS TOB Trusts is as follows:

•
During the fourth quarter of 2012, the Company purchased approximately $6.5 million of LIFERS from securitized MBS TOB Trusts with a par value of approximately $31.6 million of MBS. The MBS TOB Trusts also issued SPEARS of approximately $25.1 million to unaffiliated investors. The approximate outstanding amount at June 30, 2014 is $21.2 million which mature in October 2014. On the date of closing the total fixed TOB Trust fee was approximately 0.9% per annum and the variable rate paid on the SPEARS of approximately 0.4% is tied to SIFMA which results in the total cost of borrowing of approximately 1.3%.

•
In January 2013, the Company purchased an additional $540,000 of LIFERS from one of the five MBS TOB Trusts which is a securitization of MBS with a par value of $2.5 million. SPEARS of approximately $2.0 million were issued by the MBS TOB Trust which is currently outstanding at June 30, 2014. This MBS TOB Trust matures in October 2014. On the date of closing the total fixed TOB Trust fee was approximately 0.9% per annum and the variable rate paid on the SPEARS of approximately 0.3% is tied to SIFMA which results in the total cost of borrowing of approximately 1.2%.

•
In April 2013, the Company purchased approximately $2.2 million of LIFERS issued by a new MBS TOB Trust which is the securitization of MBS with a par value of approximately $10.0 million. The MBS TOB Trusts issued SPEARS of approximately $7.8 million to unaffiliated investors which is the outstanding amount at June 30, 2014. This facility matures in August 2014. On the date of closing the total fixed TOB Trust fee was approximately 0.9% per annum and the variable rate paid on the SPEARS of approximately 0.3% is tied to SIFMA which results in the total cost of borrowing of approximately 1.2%.

In May 2014, the Company sold a portion of the MBS and collapsed the related MBS - TOB Trust 3 securitizing the related MBS for approximately $3.7 million. The Company’s $2.9 million TOB financing facility, which was the securitization of this MBS TOB Trust, was paid off in full in connection with this sale. .

In April 2014, the mortgage revenue bond secured by Autumn Pines was sold for approximately $13.1 million. The Company’s $9.8 million TOB financing facility, which was the securitization of this mortgage revenue bond, was collapsed and paid off in full in connection with this sale (Note 4).

As of June 30, 2014, the Company has posted approximately $2.5 million of cash collateral in connection with the MBS TOB Trusts. This collateral is recorded as restricted cash in the consolidated financial statements.

The Company owns the PHC Certificate LIFERS issued by the PHC TOB Trusts and pledged the LIFERS to the trustee to secure certain reimbursement obligations of the Company as the holder of LIFERS. The Company is consolidating the PHC TOB Trust as it has determined it is the primary beneficiary of these variable interest entities. The PHC TOB Trusts issued SPEARS to unaffiliated investors. The SPEARS represent senior interests in the PHC TOB Trusts and have been credit enhanced by DB. The LIFERS entitle the Company to all principal and interest payments received by the PHC TOB Trusts. Approximately $1.3 million was paid to reduce the outstanding balance during the first half of 2014. The amount owed to the SPEARS owners is approximately $47.8 million at June 30, 2014.

The Company is accounting for these TOB Trust financing transactions as secured financing arrangements. As of June 30, 2014, the total cost of borrowing averaged approximately 2.3% and 1.1%, on the PHC TOB Trusts and MBS TOB Trusts, respectively.

2010 TEBS Financing

As of September 1, 2010, the Partnership and its Consolidated Subsidiary ATAX TEBS I, LLC, entered into a number of agreements relating to a new long-term debt financing facility provided through the securitization of thirteen mortgage revenue bonds owned by the ATAX TEBS I, LLC (the “Sponsor”) pursuant to the 2010 TEBS financing. The 2010 TEBS financing essentially provides the Partnership with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term rates. In January 2014, the mortgage revenue bond secured by Lost Creek was retired for an amount greater than the outstanding principal and accrued base interest. The Company received approximately $18.7 million for the Lost Creek mortgage revenue bond and paid approximately $15.7 million to reduce the outstanding balance of the 2010 TEBS financing facility (Note 4), therefore at June 30, 2014 there are twelve mortgage revenue bonds owned by the Sponsor.
The par value of the mortgage revenue bonds included in this financing facility as of June 30, 2014 and December 31, 2013 are as follows:

Description of	Outstanding Bond Par Amounts
Mortgage Revenue Bonds	June 30, 2014	December 31, 2013	Financial Statement Presentation
Ashley Square	$5,188,000	$5,212,000	Mortgage revenue bond
Bella Vista	6,490,000	6,545,000	Mortgage revenue bond
Bent Tree	7,506,000	7,542,000	Consolidated VIE
Bridle Ridge	7,685,000	7,715,000	Mortgage revenue bond
Brookstone	9,297,869	9,338,603	Mortgage revenue bond
Cross Creek	8,461,040	8,497,933	Mortgage revenue bond
Fairmont Oaks	7,313,000	7,355,000	Consolidated VIE
Lake Forest	8,943,000	8,997,000	Mortgage revenue bond
Runnymede	10,485,000	10,525,000	Mortgage revenue bond
Southpark	13,795,000	13,795,000	Mortgage revenue bond
Woodlynn Village	4,408,000	4,426,000	Mortgage revenue bond
Ohio Series A Bond (1)	14,455,000	14,498,000	Mortgage revenue bond
Villages at Lost Creek	—	18,090,000	Mortgage revenue bond
Total	$104,026,909	$122,536,536
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

The total Facility Fees are 1.9% per annum, and as of June 30, 2014, the SIFMA rate was equal to approximately 0.1% resulting in a total cost of borrowing of approximately 2.0% on the outstanding balance of the 2010 TEBS financing facility of $77.2 million. The 2010 TEBS financing and the associated TEBS Trust are presented as secured financings within the consolidated financial statements.
The term of the 2010 TEBS financing coincides with the terms of the assets securing the TEBS Certificates, except that the Partnership may terminate the 2010 TEBS financing at its option on either September 15, 2017 or September 15, 2020. If the Partnership does not elect to terminate the 2010 TEBS financing on these dates, the full term of the 2010 TEBS financing runs through the final principal payment date associated with the securitized mortgage revenue bonds, or July 15, 2050.

The Company’s debt financing as of June 30, 2014 contractually matures over the next five years and thereafter as follows:

2014	$150,774,000
2015	18,160,000
2016	949,000
2017	74,585,000
2018	—
Thereafter	—
Total	$244,468,000

In July 2014, the Company sold the LIFERS and retired the MBS TOB Trusts securitized by the SPEARS that came due in June 2014 (Note 18).

11.  Mortgages Payable

The Company reports the mortgage loans secured by certain MF Properties on its consolidated financial statements as Mortgages payable.  As of June 30, 2014, outstanding mortgage loans totaled approximately $69.5 million.  As of December 31, 2013, outstanding mortgage loans totaled approximately $57.1 million.

In April 2014, the Company paid off in full the approximately $1.9 million mortgage which was collateralized by the Glynn Place Apartments, an MF Property.

In September 2013, the Partnership executed a $7.0 million promissory note related to the Woodland Park property. This promissory note carries a fixed interest rate of approximately 2.8% per annum plus 30-day London Interbank Offered Rate ("LIBOR") which was approximately 0.2%, resulting in approximately 3.0% at the date of closing. The Partnership has borrowed approximately $6.0 million as of June 30, 2014.
In April 2013, the Company executed an interest-only loan to borrow up to $25.5 million for a three year term at a variable interest rate secured by the student housing complex in Lincoln, Nebraska. The Company also secured a $4.3 million tax-incremental financing loan which is for a term of five years, carries a fixed interest rate of approximately 4.7% per annum, requires principal payments commencing after 24 months and has a balloon payment due at maturity. The Company has borrowed approximately $21.8 million on the three year term facility as of June 30, 2014 (Notes 7 and 16).

In February 2013, the Partnership obtained a $7.5 million loan secured by The Colonial, (f/k/a Maples on 97th) property. This loan is with an unrelated third party and carries a fixed annual interest rate of approximately 3.6% per annum through June 30, 2013 switching to approximately 4.4% per annum beginning on July 1, 2013, maturing on February 10, 2016.

The Company’s mortgages payable as of June 30, 2014 contractually mature over the next five years and thereafter as follows:

2014	$15,104,045
2015	897,309
2016	8,064,369
2017	23,652,271
2018	—
Thereafter	21,829,731
Total	$69,547,725

The Company has extended the mortgage on the Eagle Village and Woodland Park mortgages. The Company paid off in full the $1.9 million mortgage secured by Glynn Place in April 2014.

12.  Transactions with Related Parties

The general partner of the Partnership, AFCA 2, is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its mortgage revenue bonds, taxable property loans collateralized by real property, and other investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. For the three and six months ended June 30, 2014 the Partnership paid or accrued administrative fees to AFCA 2 of approximately $471,000 and $944,000, respectively. For the three and six months ended June 30, 2013 the Partnership paid or accrued administrative fees to AFCA 2 of approximately $370,000 and $712,000, respectively. In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these mortgage revenue bonds and totaled approximately $17,000 and $34,000 for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2013, these fees totaled approximately $33,000 and $66,000, respectively.

AFCA 2 earns mortgage placement fees in connection with the acquisition of certain mortgage revenue bonds.  These mortgage placement fees were paid by the owners of the respective properties and, accordingly, have not been reflected in the accompanying condensed consolidated financial statements because these properties are not considered VIEs.  During the three and six months ended June 30, 2014 AFCA 2 earned mortgage placement fees of approximately $403,000 and $726,000 , respectively. During the three and six months ended June 30, 2013, AFCA 2 earned mortgage placement fees of approximately $470,000 and $862,000, respectively.

An affiliate of AFCA 2, America First Properties Management Company, LLC (“Properties Management”) provided property management services for the eight MF Properties, the two Consolidated VIEs and six of the properties collateralized by the mortgage revenue bonds, earning management fees of approximately $315,000 and $634,000 for the three and six months ended June 30, 2014, respectively. Properties Management provided property management services for eight MF Properties, the three VIEs, the six properties classified as discontinued operations and four of the properties collateralized by the mortgage revenue bonds, earning management fees of approximately $305,000 and $608,000 for the three and six months ended June 30, 2013, respectively.  These property management fees are not Partnership expenses, but are paid in each case by the owner of the multifamily apartment property.  For properties owned by entities treated as Consolidated VIEs and for MF Properties, the property management fees are reflected as real estate operating expenses on the Company’s condensed consolidated financial statements.  The property management fees are paid out of the revenues generated by all properties financed by mortgage revenue bonds and taxable mortgages prior to the payment of debt service on the Partnership’s mortgage revenue bonds and taxable property loans.

The Partnership executed a Developer and Construction Management Agreement with two affiliates of AFCA 2 during the second quarter of 2013 in connection with the mixed-use development at the University of Nebraska - Lincoln (Note 7). Under the terms of this agreement, these affiliates received approximately $56,000 and $168,000 in the first three and six months of 2014. An affiliate of AFCA 2 acts as a placement advisor to the borrowers under the mortgage revenue bonds at the time they are acquired by the Company. Any and all advisory fees are paid by the borrower of the respective bonds and, accordingly, have not been reflected in the accompanying consolidated financial statements.

Two of the owners of the limited-purpose corporations which own two of the Consolidated VIEs held by the Company are employees of Burlington who are not involved in the operation or management of the Company and who are not executive officers or managers of Burlington.

13. Issuances of Additional Beneficial Unit Certificates

In November 2013, a Registration Statement on Form S-3 was declared effective by the SEC under which the Partnership may offer up to $225.0 million of additional BUCs from time to time. In December 2013, the Partnership issued an additional 8,280,000 BUCs through an underwritten public offering at a public offering price of $6.25 per BUC pursuant to this new Registration Statement. Net proceeds realized by the Partnership from the issuance of these BUCs were approximately $48.2 million after payment of an underwriter’s discount and other offering costs of approximately $3.5 million. In January and February 2014, the Partnership issued an additional 9,200,000 BUCs through an underwritten public offering at a public offering price of $5.95 per BUC pursuant to this Registration Statement. Net proceeds realized by the Partnership from the issuance of these BUCs were approximately $51.3 million after payment of an underwriter’s discount and other offering costs of approximately $3.5 million.

14.  Interest Rate Derivative Agreements

As of June 30, 2014, the Company has six derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing. The terms of the derivative agreements are as follows:

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

In February 2014, the Company entered into two interest rate cap agreements with SMBC Capital Markets, Inc. for a notional amount of $70.0 million with an effective start date of March 1, 2014. These agreements effectively limit the interest component of the TOB financing correlated with the SIFMA index to a maximum of 1.0% on $70.0 million of the outstanding borrowings on the MBS TOB financing facilities and the PHC Certificates TOB financing facilities through a three year term ending March 1, 2017. These interest rate cap contracts cost approximately $390,000 and do not qualify for hedge accounting, therefore, changes in the estimated fair value of the interest rate derivatives are included in earnings.

On July 30, 2013, the Company purchased a new interest rate derivative with a notional amount of $93.3 million which represented the amount outstanding on the 2010 TEBS financing facility at August 1, 2013.  The maturity date of this interest rate derivative is September 1, 2017 and the effective capped interest rate is 1.5%.  On July 30, 2013, the Company also sold a new interest rate derivative to the same counterparty which had the same notional amount of $93.3 million and an effective capped interest rate of 3.0%.  The total cost of these two interest rate derivatives was approximately $800,000 and the derivative contracts do not qualify for hedge accounting, therefore, changes in the estimated fair value of the interest rate derivatives are included in earnings.  This interest rate corridor transaction effectively reduced the capped interest rate from 3.0% to 1.5% on the 2010 TEBS financing facility through the maturity date of the interest rate derivative contracts. In August 2013, the Company executed a master netting agreement with DB, which is the counterparty to these interest rate derivative contracts and is also the provider of the Company’s TOB financing facilities. The Company received $500,000 of cash collateral upon the execution of this master netting agreement. This $500,000 has been reported on a net basis against the cash collateral posted for the TOB financing facilities in the consolidated balance sheet as of June 30, 2014 and December 31, 2013.

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $434,000 and $610,000 for the three and six months ended June 30, 2014, respectively. The change in the fair value of these derivative contracts resulted in a decrease in interest expense of approximately $241,000 and $136,000 for the three and six months ended June 30, 2013, respectively. The valuation methodology used to estimate the fair value of the Company’s interest rate derivative agreements is disclosed in footnote 15.

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

Investments in Mortgage Revenue Bonds.  The fair values of the Company’s investments in mortgage revenue bonds have each been based on a discounted cash flow or yield to maturity analysis. The Company uses this same valuation methodology to estimate the fair value adjustment for its mortgage bond purchase commitments. There is no active trading market for the mortgage revenue bonds and price quotes for the mortgage revenue bonds are not available.  If available, the General Partner may also consider price quotes on similar mortgage revenue bonds or other information from external sources, such as pricing services.  The estimates of the fair values of these mortgage revenue bonds, whether estimated by the Company or based on external sources, are based largely on unobservable inputs the General Partner believes would be used by market participants.  Additionally, the calculation methodology used by the external sources and the Company encompasses the use of judgment in its application. To validate changes in the fair value of the Company’s investments in mortgage revenue bonds between reporting periods, the General Partner looks at the key inputs such as changes in the current market yields on similar bonds as well as changes in the operating performance of the underlying property serving as collateral for each bond. The General Partner validates that the changes in the estimated fair value of the mortgage revenue bonds move with the changes in these monitored factors. Given these facts the fair value measurement of the Company’s investment in mortgage revenue bonds is categorized as a Level 3 input. There is also an approximately $1.7 million and $5.2 million estimated fair market value adjustment related to forward bond purchase commitments that are categorized as a Level 3 input which were recorded in other comprehensive income (loss) during the three and six months ended June 30, 2014, respectively. The fair value of the bond purchase commitment is determined in the same manner as the mortgage revenue bonds.

Investments in Public Housing Capital Fund Trust Certificates. The fair value of the Company’s investment in Public Housing Capital Fund Trust Certificates has been based on a yield to maturity analysis performed by the General Partner. There is no active trading market for the trusts’ certificates owned by the Company, but the General Partner will look at estimated values as determined by pricing services when available. The estimates of the fair values of these trusts’ certificates begin with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts, adjusted largely for unobservable inputs the General Partner believes would be used by market participants. Additionally, the calculation methodology used by external pricing services and the Company encompasses the use of judgment in its application. The General Partner validates that the changes in the estimated fair value of Public Housing Capital Fund Trust Certificates move with the changes in the market yield rates of investment grade rated mortgage revenue municipal bonds with terms of similar length. Given these facts the fair value measurement of the Company’s investment in Public Housing Capital Fund Trust Certificates is categorized as a Level 3 input.

Investments in Mortgage-Backed Securities. The fair value of the Company’s investment in mortgage-backed securities is based upon prices obtained from a third party pricing service, which are indicative of market activity. The valuation methodology of the Company’s third party pricing service incorporates commonly used market pricing methods, incorporates trading activity observed in the market place, and other data inputs. The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; geography; and prepayment speeds. The General Partner analyzes pricing data received from the third party pricing service by comparing it to valuation information obtained from at least one other third party pricing service, ensuring they are within a tolerable range of difference which the Company estimates as 7.5%. The General Partner also looks at observations of trading activity in the market place when available. Given these facts, the fair value measurements of the Company’s investment in mortgage-backed securities are categorized as Level 2 inputs.

Taxable Bonds. The fair values of the Company’s investments in taxable bonds have each been based on a discounted cash flow or yield to maturity analysis. There is no active trading market for the taxable bonds and price quotes are not available. The estimates of the fair values of these taxable bonds, whether estimated by the Company or based on external sources, are based largely on unobservable inputs the General Partner believes would be used by market participants.  Additionally, the calculation methodology used by the external sources and the Company encompasses the use of judgment in its application. To validate changes in the fair value of the Company’s investments in taxable bonds between reporting periods, management looks at the key inputs such as changes in the current market yields on similar bonds as well as changes in the operating performance of the underlying property serving as collateral for each bond. We validate that the changes in the estimated fair value of the taxable bonds move with the changes in these monitored factors. Given these facts the fair value measurement of the Company’s investment in taxable bonds is categorized as a Level 3 input.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2014
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage Revenue Bonds	$356,313,066	$—	$—	$356,313,066
Bond Purchase Commitment	334,367	—	—	334,367
Public Housing Capital Fund Trust Certificates	64,997,717	—	—	64,997,717
MBS Investments	37,878,708	—	37,878,708	—
Taxable Bonds	4,370,023	—	—	4,370,023
Interest Rate Derivatives	669,712	—	—	669,712
Total Assets at Fair Value	$464,563,593	$—	$37,878,708	$426,684,885

	For Three Months Ended June 30, 2014
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitment	Public Housing Capital Fund Trust Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance April 1, 2014	$316,471,727	$(1,362,940)	$62,070,540	$4,298,957	$1,103,783	$382,582,067
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	—	—	(434,071)	(434,071)
Included in other comprehensive income	10,960,638	1,697,307	3,138,575	146,066	—	15,942,586
Purchases	41,876,327	—	—	—	—	41,876,327
Mortgage revenue bond and MBS sales and redemption	(12,828,660)	—	—	—	—	(12,828,660)
Settlements	(166,967)	—	(211,397)	(75,000)	—	(453,364)
Ending Balance June 30, 2014	$356,313,065	$334,367	$64,997,718	$4,370,023	$669,712	$426,684,885
Total amount of losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30, 2014	$—	$—	$—	$—	$(434,071)	$(434,071)

	For Six Months Ended June 30, 2014
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitment	Public Housing Capital Fund Trust Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2014	$285,318,171	$(4,852,177)	$62,056,379	$4,075,953	$888,120	$347,486,446
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	—	—	(609,908)	(609,908)
Included in other comprehensive loss	25,033,658	5,186,544	4,796,434	369,070	—	35,385,706
Purchases	76,655,127	—	—	—	—	76,655,127
Purchase interest rate derivative	—	—	—	—	391,500	391,500
Mortgage revenue bond and MBS sales and redemption	(30,464,798)	—	—	—	—	(30,464,798)
Settlements	(229,093)	—	(1,855,095)	(75,000)	—	(2,159,188)
Ending Balance June 30, 2014	$356,313,065	$334,367	$64,997,718	$4,370,023	$669,712	$426,684,885
Total amount of losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30, 2014	$—	$—	$—	$—	$(609,908)	$(609,908)

	Fair Value Measurements at December 31, 2013
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage Revenue Bonds	$285,318,171	$—	$—	$285,318,171
Bond Purchase Commitment	(4,852,177)	—	—	(4,852,177)
Public Housing Capital Fund Trusts	62,056,379	—	—	62,056,379
MBS Investments	37,845,661	—	37,845,661	—
Taxable Bonds	4,075,953	—		4,075,953
Interest Rate Derivatives	888,120	—	—	888,120
Total Assets at Fair Value	$385,332,107	$—	$37,845,661	$347,486,446

	For Three Months Ended June 30, 2013
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Public Housing Capital Fund Trust Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance April 1, 2013	$206,859,175	$64,613,713	$2,364,981.85	$274,071	$274,111,941
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	—	240,904	240,904
Included in other comprehensive loss	(3,484,499)	(1,840,314)	(42,404)	—	(5,367,217)
Purchases	23,810,000	—	831,000	—	24,641,000
Mortgage revenue bond redemption	(16,052,849)	—	—	—	(16,052,849)
Mortgage revenue bond foreclosure	(11,581,266)	—	—	—	(11,581,266)
Settlements	(434,968)	(14,131)	(70,000)	—	(519,099)
Ending Balance June 30, 2013	$199,115,593	$62,759,268	$3,083,578	$514,975	$265,473,414
Total amount of gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30, 2013	$—	$—	$—	$240,904	$240,904

	For Six Months Ended June 30, 2013
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	mortgage Revenue Bonds	Public Housing Capital Fund Trust Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2013	$145,237,376	$65,389,298	$1,524,873.14	$378,729	$212,530,276
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	—	136,246	136,246
Included in other comprehensive income (loss)	144,376	(2,601,770)	(6,295.18)	—	(2,463,689)
Purchases	62,210,000	—	1,635,000	—	63,845,000
Mortgage revenue bond redemption	(16,052,849)	—	—	—	(16,052,849)
Mortgage revenue bond foreclosure	(11,581,266)	—	—	—	(11,581,266)
Settlements	(423,210)	(28,260)	(70,000)	—	(521,470)
Ending Balance June 30, 2013	$199,115,593	$62,759,268	$3,083,578	$514,975	$265,473,414
Total amount of gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of June 30, 2013	$—	$—	$—	$136,246	$136,246

Gains and losses included in earnings for the period shown above are included in interest expense.

The Company calculates a fair value of each financial instrument using a discounted cash flow model based on the debt amortization schedules at the effective rate of interest for each period represented. This estimate of fair value is based on Level 3 inputs. The table below represents the fair value of the debt held on the balance sheet for June 30, 2014 and December 31, 2013, respectively.

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Liabilities:
Debt financing	$244,468,000	$244,283,717	$257,274,000	$258,639,691
Mortgages payable	$69,547,725	$68,886,229	$57,087,320	$58,117,798

16. Commitments and Contingencies

The Company, from time to time, may be subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are frequently covered by insurance. If it has been determined that a loss is probable, the estimated amount of the loss is accrued in the consolidated financial statements. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material effect on the Company’s consolidated financial statements.

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

In connection with the sale of the Greens Property, the Company entered into guarantee agreements with the BC Partners under which the Company has guaranteed certain obligations of the general partner of the Greens of Pine Glen limited partnership, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur. A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehabilitation, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure. No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote. The maximum exposure to the Company at June 30, 2014, under the guarantee provision of the repurchase clause is approximately $1.3 million which represents 75% of the equity contributed by BC Partners to date.

In connection with the Ohio Properties transaction in 2011, the Company entered into guarantee agreements with the BC Partners under which the Company has guaranteed certain obligations of the general partner of these limited partnerships, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur. A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehabilitation, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure. Even if a repurchase event should occur, 25% of the BC equity would remain in the Ohio Properties and thus BC, a third party, would have sufficient equity in the Ohio Properties for the Company to recognize the sale discussed in Note 9. No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote. The maximum exposure to the Company at June 30, 2014, under the guarantee provision of the repurchase clause is approximately $4.9 million which represents 75% of the equity contributed by BC Partners.

In March 2013, a wholly-owned subsidiary of the Company executed a 35-year ground lease with the University of Nebraska - Lincoln (“Lessor”) with an annual lease payment of $100. The leased property will have a mixed-use development consisting of a 1,605 stall parking garage and 475 bed student housing complex constructed on it. The Lessor will own the parking garage and the Company will own the student housing. The Company currently estimates the construction of the student housing will cost approximately $34.0 million and executed a guaranteed maximum price contract with the general contractor for the construction. The lease agreement has a stipulation that if the parking garage is not completed by August 1, 2014, the Company will pay damages of $6,000 per day of delayed completion to the Lessor. The Company’s construction contract with the general contractor also stipulates that the general contractor will pay the Company $6,000 per day of liquidated damages for each day subsequent to August 1, 2014 that the parking garage is not completed. Construction has commenced and is estimated to be completed before the August 1, 2014 deadline.

In June 2013, the Partnership executed a Bond Purchase Commitment agreeing to purchase an $8.0 million new mortgage revenue bond and a $500,000 taxable bond both secured by a multifamily property under construction in Albuquerque, New Mexico. The mortgage revenue bond will have a stated annual interest rate of 6.0% per annum, the taxable bond will have a stated rate of 12.0% per annum, and bond proceeds must be used to pay off the third party construction loan. The Partnership accounts for the Bond Purchase Commitment as an available-for-sale security and, as such, records the change in estimated fair value of the Bond Purchase Commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.  As of June 30, 2014, the Partnership has estimated the value of this Bond Purchase Commitment and recorded in other assets an asset of approximately $41,000.

The Partnership has also executed a Guarantee Agreement with the construction lender for this Albuquerque project. The terms of the Guarantee Agreement require the Partnership to guarantee that all construction costs are paid when due and pay any remaining outstanding principal and unpaid interest on the construction loan on or before July 1, 2015. Construction is expected to be completed in the first quarter of 2015 when the Partnership anticipates purchasing the mortgage revenue bond and taxable bond. No amounts have been accrued for this Guarantee Agreement as the Partnership expects that the construction loan will be sufficient to pay all costs during the construction period and that the proceeds from the mortgage revenue bond, taxable bond, and third party equity contribution to be sufficient to pay off all outstanding principal and interest on the construction loan on or before July 1, 2015.

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

17. Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition guidance in Topic 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services. This standard is effective for annual reporting periods beginning after December 15, 2016. The Partnership is still evaluating the impact of this pronouncement on the consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 raises the threshold for disposals to qualify as discontinued operations. It also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The ASU is effective for fiscal years beginning after December 15, 2014, and interim periods within those years.  The Partnership is still evaluating the impact of this pronouncement on the consolidated financial statements.

18. Subsequent Events

Mortgage Revenue Bond Purchase
In August 2014, the Company acquired at par the approximate $18.1 million mortgage revenue bond secured by Bruton Apartments, a 264 unit multifamily apartment complex under construction in Dallas, Texas. The mortgage revenue bond carries an annual interest rate of 6.0% and matures on August 1, 2054.

Forward Commitment
On July 2, 2014, the Partnership entered into a Bond Purchase Commitment agreeing to purchase up to approximately $9.9 million new mortgage revenue bond secured by a multifamily property under construction in Vancouver, Washington. The mortgage revenue bond will have a stated annual interest rate of 6.25% and bond proceeds must be used to pay off the third party construction loan. The Partnership will account for the Bond Purchase Commitment as an available-for-sale security and, as such, will record any changes in estimated fair value of the Bond Purchase Commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.

2014 TEBS Financing
On July 2, 2014, a separate transaction occurred as a preliminary transaction to achieve the closing of the 2014 TEBS financing. DB purchased the SPEARS which securitized four TOB Trust facilities for approximately $45.9 million and approximately $26.5 million in the related residual LIFERS. DB held the ten mortgage revenue bonds that collateralized this transaction, the Greens Property, Arbors at Hickory Ridge, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Avistar on the Hills Apartments, Avistar at the Oaks Apartments, and Avistar in 09 Apartments, until the 2014 TEBS financing facility closed on July 10, 2014.

On July 10, 2014, the Partnership and its newly created consolidated subsidiary, ATAX TEBS II, LLC (“the 2014 Sponsor”), entered into a number of agreements relating to a new long-term debt financing facility provided through the securitization of thirteen mortgage revenue bonds, with a par value of approximately $118.4 million, owned by the the 2014 Sponsor pursuant to the 2014 TEBS financing. The 2014 TEBS financing facility essentially provides the Partnership with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term tax-exempt rates.
Effective July 1, 2014, the Partnership transferred the following mortgage revenue bonds to the 2014 Sponsor pursuant to the 2014 TEBS financing described above:

	July 1, 2014
Description of Mortgage Revenue Bonds	Bond Par Amount	Financial Statement Presentation

Arbors at Hickory Ridge	$11,450,000	Mortgage revenue bond
Avistar at Chase Hill A Bond	10,000,000	Mortgage revenue bond
Avistar at the Crest A Bond	9,700,000	Mortgage revenue bond
Avistar at the Oaks A Bond	7,800,000	Mortgage revenue bond
Avistar in 09 A Bond	6,735,000	Mortgage revenue bond
Avistar on the Boulevard A Bond	16,525,000	Mortgage revenue bond
Avistar on the Hills	5,389,000	Mortgage revenue bond
Copper Gate Apartments	5,220,000	Mortgage revenue bond
Greens Property A Bond	8,396,000	Mortgage revenue bond
Harden Ranch A Bond	6,960,000	Mortgage revenue bond
The Palms at Premier Park Apartments	20,152,000	Mortgage revenue bond
Tyler Park Apartments A Bond	6,075,000	Mortgage revenue bond
Westside Village A Bond	3,970,000	Mortgage revenue bond
Total	$118,372,000

The mortgage revenue bonds were then securitized by transferring these assets to Freddie Mac in exchange for Class A and Class B Freddie Mac Multifamily Variable Rate Certificates (collectively, the “2014 TEBS Certificates”) issued by Freddie Mac. The 2014 TEBS Certificates represent beneficial interests in the securitized assets held by Freddie Mac. The Class A TEBS Certificates were issued in an initial principal amount of approximately $94.7 million and were sold through a placement agent to unaffiliated investors. The Class B 2014 TEBS Certificates were issued in an initial principal amount of approximately $23.7 million and were retained by the 2014 Sponsor. The gross proceeds from the 2014 TEBS financing were approximately $94.7 million. After the payment of transaction expenses, the Partnership received net proceeds from the 2014 TEBS financing of approximately $91.6 million. The Partnership applied approximately $72.4 million of these net proceeds to retire the short-term securitization that previously existed on these bonds and $6.3 million to a stabilization escrow.
The holders of the Class A 2014 TEBS Certificates are entitled to receive regular payments of interest from Freddie Mac at a variable rate which resets periodically based on the weekly SIFMA floating index rate plus certain credit, facility, remarketing, and servicing fees (the “Facility Fees”). As of closing, the SIFMA rate was equal to 0.04% and the total Facility Fees were approximately 1.5%, resulting in a total initial cost of borrowing of approximately 1.5%. In order to mitigate its exposure to interest rate fluctuations on the variable rate 2014 TEBS financing, the 2014 Sponsor also entered into interest rate cap agreements with Barclays Bank PLC, the Royal Bank of Canada, and Sumitomo Mitsui Banking Corporation, each in an initial notional amount of approximately $31.6 million, which effectively limits the interest payable by the 2014 Sponsor on the Class A 2014 TEBS Certificates to a fixed rate of 3.0% per annum on the combined notional amounts of the interest rate cap agreements through August 15, 2019.
Payment of interest on the Class A 2014 TEBS Certificates will be made from the interest payments received by Freddie Mac from the Bonds held by Freddie Mac on designated interest payment dates prior to any payments of interest on the Class B 2014 TEBS Certificates held by the 2014 Sponsor. As the holder of the Class B 2014 TEBS Certificates, the 2014 Sponsor is not entitled to receive interest payments on the Class B TEBS Certificates at any particular rate, but will be entitled to all payments of principal and interest on the Bonds held by Freddie Mac after payment of principal and interest due on the Class A 2014 TEBS Certificates and payment of all Facility Fees and associated expenses. Accordingly, the amount of interest paid to the 2014 Sponsor on the Class B 2014 TEBS Certificates is expected to vary over time, and could be eliminated altogether, due to fluctuations in the interest rate payable on the Class A 2014 TEBS Certificates, Facility Fees, expenses, and other factors.

Freddie Mac has guaranteed payment of scheduled principal and interest payments on the Class A 2014 TEBS Certificates and also has guaranteed payment of the purchase price of any Class A 2014 TEBS Certificates that are tendered to Freddie Mac in accordance with their terms which cannot be remarketed to new holders within five business days.  The 2014 Sponsor is obligated to reimburse Freddie Mac for certain expenses, including any payments made by Freddie Mac under its guaranty. These obligations of the 2014 Sponsor are also guaranteed by the Partnership.  The Partnership also entered into various subordination agreements with Freddie Mac under which the Partnership has subordinated its rights and remedies with respect to the mortgage revenue and taxable bonds and mortgage loans made by it to the owners of properties securing certain of the Bonds to the rights of Freddie Mac as the holder of the Bonds.

The term of the 2014 TEBS financing coincides with the terms of the assets securing the 2014 TEBS Certificates, except the 2014 Sponsor may elect to purchase all (but not less than all) of the Bonds from Freddie Mac on either July 15, 2019 or July 15, 2024.  The 2014 Sponsor also retains a right to require a Bond to be released from Freddie Mac in the event of a payment default on the Bond which remains uncured for two consecutive scheduled payment dates or 60 days, whichever is shorter, by paying Freddie Mac the unpaid principal and accrued interest on the Bond plus a yield maintenance payment.  In addition, the 2014 Sponsor has a limited right to substitute new bonds for existing Bonds held by Freddie Mac in certain circumstances. Should the Partnership not elect to terminate the TEBS Financing on these dates the full term of the 2014 TEBS Financing runs through the final principal payment date associated with the securitized bonds, or August 1, 2050.

TOB Trust Financing
In July 2014, the Partnership executed a new TOB Trust under its credit facility with DB securitizing the Live 929 Apartments mortgage revenue bond borrowing approximately $35.0 million. The TOB Trust facility has an approximate 4.4% per annum fixed interest rate and will mature in July 2019. Pursuant to the terms of this TOB trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS.

In July 2014, the Partnership executed a new TOB Trust under its credit facility with DB securitizing the Decatur-Angle mortgage revenue bond borrowing $21.9 million. The new TOB Trust facility will mature in October 2016. On the date of closing the total fixed TOB Trust facility interest rate will be approximately 4.3% per annum. This will replace the March 2014 TOB Trust which was securitized by the Decatur-Angle mortgage revenue bond (Note 10). Pursuant to the terms of this TOB trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS.

19.  Segment Reporting

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

Mortgage Revenue Bond Investments Segment

The Mortgage Revenue Bond Investments segment consists of the Company’s portfolio of mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  Such mortgage revenue bonds are held as long-term investments.  As of June 30, 2014, the Company held forty-one mortgage revenue bonds not associated with Consolidated VIEs and two mortgage revenue bonds associated with Consolidated VIEs which are bonds that are eliminated in consolidation on the Company’s financial statements. The multifamily apartment properties financed by the forty-three mortgage revenue bonds contain a total of 5,607 rental units. Three of the bonds’ properties are not operational and are under construction (Note 4).

MF Properties Segment

The MF Properties segment consists of indirect equity interests in multifamily apartment properties which are not currently financed by mortgage revenue bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring.  In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties.  The Partnership’s interests in its current MF Properties are not currently classified as Assets held for sale because the Partnership is not actively marketing them for sale, there is no definitive purchase agreement in existence that, under current guidance, can be recognized as a sale of real estate assets and, therefore, no sale is expected in the next twelve months. During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.  Any such cash distribution will contribute to the Partnership’s CAD.  As of June 30, 2014, the Company consolidated the results of eight MF Properties containing a total of 1,582 rental units plus the student housing complex in Lincoln, Nebraska that is currently under construction (Note 7).

Other Investments

The Partnership Agreement authorizes the Company to make investments other than in mortgage revenue bonds provided that these other investments are rated in one of the four highest rating categories by a national securities rating agency and do not constitute more than 25% of the Company’s assets at the time of acquisition as required under the Agreement of Limited Partnership. In addition, the amount of other investments is limited based on the conditions to the exemption from registration under the Investment Company Act of 1940. The Company currently owns other investments, PHC Certificates and MBS, which are reported as two separate segments. The PHC Trusts segment consists of the assets, liabilities, and related income and expenses of the PHC Trusts. The Partnership consolidates the PHC Trusts due to ownership of the LIFERS issued by the three PHC Trusts, which hold custodial receipts evidencing loans made to a number of local public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by the HUD. This investment was acquired in July 2012. The MBS segment consists of the assets, liabilities, and related income and expenses of the MBS TOB Trusts that the Company consolidated due to its ownership of the LIFERs issued by the MBS TOB Trusts. These MBS TOB Trusts are securitizations of state-issued mortgage-backed securities which are backed by residential mortgage loans. These investments were acquired during the fourth quarter of 2012 through the second quarter of 2013 (Note 6).
The Consolidated VIE Segment

The Consolidated VIE segment consists of multifamily apartment properties which are financed with mortgage revenue bonds held by the Partnership, the assets, liabilities and operating results of which are consolidated with those of the Partnership as a result of consolidation guidance.  The mortgage revenue bonds on these Consolidated VIE properties are eliminated from the Company’s financial statements as a result of such consolidation, however, such bonds are held as long-term investments by the Partnership which continues to be entitled to receive principal and interest payments on such bonds.  The Company does not actually own an equity position in the Consolidated VIEs or their underlying properties.  As of June 30, 2014, the Company consolidated two VIEs containing a total 410 units (Note 3).

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

Management’s goals with respect to the properties constituting the Company’s Consolidated VIE and MF Properties reportable segments is to generate increasing amounts of net rental income from these properties that will allow them to (i) make all payments of base interest, and possibly pay contingent interest, on the properties included in the Mortgage Revenue Bond Investments segment and the Consolidated VIE segment, and (ii) distribute net rental income to the Partnership from the MF Properties segment until such properties can be refinanced with additional mortgage revenue bonds meeting the Partnership’s investment criteria.  In order to achieve these goals, management of these multifamily apartment properties is focused on: (i) maintaining high economic occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties; and (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas.

The following table details certain key financial information for the Company’s reportable segments for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Total revenues
Mortgage Revenue Bond Investments	$6,393,180	$10,327,518	$14,654,093	$18,771,045
MF Properties	3,134,220	2,731,740	6,284,564	5,251,479
Public Housing Capital Fund Trust Certificates	776,174	814,884	1,577,002	1,630,313
Mortgage-Backed Securities	396,518	422,811	817,678	753,165
Consolidated VIEs	785,552	1,220,306	1,586,424	2,433,375
Consolidation/eliminations	(232,665)	(376,676)	(465,942)	(754,385)
Total revenues	$11,252,979	$15,140,583	$24,453,819	$28,084,992

Interest expense
Mortgage Revenue Bond Investments	$1,491,783	$460,827	$2,641,704	$1,119,324
MF Properties	460,209	520,784	1,023,550	1,023,789
Public Housing Capital Fund Trust Certificates	334,840	321,733	672,397	599,593
Mortgage-Backed Securities	114,019	123,005	232,749	219,916
Consolidated VIEs	561,308	825,466	1,119,192	1,644,629
Consolidation/eliminations	(561,308)	(825,466)	(1,119,192)	(1,644,629)
Total interest expense	$2,400,851	$1,426,349	$4,570,400	$2,962,622

Depreciation expense
Mortgage Revenue Bond Investments	$—	$—	$—	$—
MF Properties	1,027,112	912,411	2,046,478	1,761,731
Public Housing Capital Fund Trust Certificates	—	—	—	—
Mortgage-Backed Securities	—	—	—	—
Consolidated VIEs	233,498	348,146	466,279	693,454
Consolidation/eliminations	—	—	—	—
Total depreciation expense	$1,260,610	$1,260,557	$2,512,757	$2,455,185

Income (loss) from continuing operations
Mortgage Revenue Bond Investments	$3,286,874	$3,844,988	$8,914,974	$10,266,400
MF Properties	(203,660)	(362,197)	(428,271)	(726,691)
Public Housing Capital Fund Trust Certificates	434,180	485,956	890,298	1,016,414
Mortgage-Backed Securities	282,371	272,511	582,261	487,152
Consolidated VIEs	(477,027)	(761,719)	(921,125)	(1,454,951)
Consolidation/eliminations	335,345	459,580	666,672	911,853
Income - America First Multifamily Investors, L. P.	$3,658,083	$3,939,119	$9,704,809	$10,500,177

Net income (loss)
Mortgage Revenue Bond Investments	$3,286,874	$3,844,988	$8,914,974	$10,266,400
MF Properties	(203,286)	(346,156)	(427,794)	1,049,718
Public Housing Capital Fund Trust Certificates	434,180	485,956	890,298	1,016,414
Mortgage-Backed Securities	282,371	272,511	582,261	487,152
Consolidated VIEs	(477,027)	(761,719)	(921,125)	(1,454,951)
Consolidation/eliminations	335,345	459,580	666,672	911,853
Net income - America First Multifamily Investors, L. P.	$3,658,457	$3,955,160	$9,705,286	$12,276,586

The following table details certain key financial information for the Company’s reportable segments as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Total assets
Mortgage Revenue Bond Investments	$541,866,695	$442,175,645
MF Properties	97,972,223	83,580,479
Public Housing Capital Fund Trusts	65,374,617	62,449,028
Mortgage-Backed Securities	38,402,471	38,427,654
Consolidated VIEs	13,676,925	14,019,837
Consolidation/eliminations	(103,947,599)	(106,419,611)
Total assets	$653,345,332	$534,233,032

Total partners’ capital
Mortgage Revenue Bond Investments	$302,983,520	$231,042,138
MF Properties	21,994,912	23,107,538
Public Housing Capital Fund Trusts	17,602,368	13,336,761
Mortgage-Backed Securities	7,262,630	4,397,356
Consolidated VIEs	(22,432,900)	(21,511,776)
Consolidation/eliminations	(42,607,305)	(47,237,930)
Total partners’ capital	$284,803,225	$203,134,087

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Management’s Discussion and Analysis, the “Partnership” refers to America First Multifamily Investors, L.P. and its Consolidated Subsidiaries at June 30, 2014 which consist of:

•
ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to hold mortgage revenue bonds in order to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing with Freddie Mac (see Note 10 to the consolidated financial statements).

•
Nine multifamily apartments (“MF Properties”) are majority owned by two limited partnerships in which a subsidiary of the Partnership holds a 99% limited partner interest in three and four limited liability companies of which a subsidiary of the Partnership owns a 100% member interest.

The “Company” refers to the condensed consolidated financial statements reported in this Form 10-Q which include the assets, liabilities and results of operations of the Partnership, its Consolidated Subsidiaries, and two entities in which the Partnership does not hold an ownership interest but which own multifamily apartment properties financed with mortgage revenue bonds held by the Partnership and which are treated as variable interest entities (“VIEs”) of which the Partnership has been determined to be the primary beneficiary (the “Consolidated VIEs”). All transactions and accounts between the Partnership and the VIEs have been eliminated in consolidation.

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

Executive Summary

For the three months ended June 30, 2014 and 2013, the Company generated Net income of approximately $3.7 million and $4.0 million, respectively. For the six months ended June 30, 2014 and 2013, the Company generated Net income of approximately $9.7 million and $12.3 million, respectively. During the first half of 2014, the Company realized an approximate $2.8 million gain from the Lost Creek mortgage revenue bond redemption and an approximate $873,000 gain from the Autumn Pines mortgage revenue bond sale. During the first half of June 30, 2013, the Company realized approximately $6.5 million in contingent mortgage interest income offset by approximately $4.6 million in a realized loss on a taxable property loan related to the redemption of the Iona Lakes mortgage revenue bond. In addition, the Company realized approximately $5.3 million in mortgage revenue bond and taxable property loan interest income, a $250,000 guarantee fee, and an approximate $1.8 million gain on sale of discontinued operations in the first half of 2013 due to the recognition of the sale of the Ohio Properties. New mortgage revenue bond and MBS purchases during the second half of 2013 and first half of 2014 resulted in the Company reporting an approximate $2.6 million and $5.3 million in additional recurring mortgage revenue bond interest income in the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013, respectively. Offsetting these increases was an increase in interest expense from the first half of 2013 to the first half of 2014 due to increased borrowings and the adjustment of the derivatives to fair value.

The Company had a slight net increase in property revenues, real estate operating expenses, and depreciation and amortization expenses related to the Woodland Park foreclosure in May of 2013 which was offset by the deconsolidation of Lake Forest during the fourth quarter of 2013. Overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents, and non-revenue units such as model units and employee units) of the apartment properties that the Partnership has financed with mortgage revenue bonds was approximately 84% for the first six months of 2014 and approximately 88% for the first six months of 2013.  Overall economic occupancy of the MF Properties was approximately 85% for the first six months of 2014 and approximately 81% for the first six months of 2013.

The Company generated Cash Available for Distribution (“CAD”) of approximately $5.3 million and $5.7 million for the three months ended June 30, 2014 and 2013, respectively. The Company generated CAD of approximately $12.4 million and $10.7 million for the six months ended June 30, 2014 and 2013, respectively. See further discussion of CAD in the Liquidity and Capital Resources section in the Management’s Discussion and Analysis. The majority of this increase was due to the gains realized related to the Lost Creek mortgage bond redemption and the Autumn Pines mortgage revenue bond sale gains offset by increased interest expense due to increased borrowings and the change in derivatives.

Recent Investment Activity

In June 2014, the Partnership committed to the purchase of an approximate $40.3 million par value mortgage revenue bond secured by the Live 929 Apartments, with a 5.78% annual stated interest rate. The project is a 321-unit, 572-bed existing student housing project on the campus of The Johns Hopkins University School of Medicine in Baltimore, Maryland. This investment will close upon execution of a $35.0 million tender option bond (“TOB”) Trust under the existing TOB structure (see Note 10). At June 30, 2014 the $35.0 million obligation is reported on the balance sheet as Due upon settlement of Live 929 Apartments. This amount will be converted into a TOB financing upon settlement. The remaining cash to close the commitment, approximately $5.3 million, will be paid when the TOB financing is executed and is currently reported in accounts payable and accrued expenses on the balance sheet (see Note 4).

On June 30, 2014 the Company finalized the restructuring of twelve mortgage revenue bonds related to Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Avistar on the Hills Apartments, Avistar at the Oaks Apartments, and Avistar in 09 Apartments purchased in June and February 2013 (see Note 4). In connection with the mortgage revenue bond restructuring the Company loaned these entities approximately $526,000 to cover the costs of restructuring the mortgage revenue bonds. These taxable loans have a stated interest rate of 12% per annum due monthly with any unpaid balance due on June 26, 2024 (see Notes 4 and 8).

In May 2014, the Company sold a portion of the MBS TOB Trusts for an amount almost equal to the outstanding cost adjusted for the amortization and premium. This approximately $3.7 million par value MBS had been acquired for approximately $3.8 million in November 2012 (see Note 6).

In April 2014, the mortgage revenue bond secured by Autumn Pines was sold for the outstanding principal and accrued base interest. The Company received approximately $13.1 million for the Autumn Pines mortgage revenue bond and recognized a gain of approximately $873,000 after payment of all TOB related financing fees. This gain is Tier 2 income with approximately $650,000 allocated to the unitholders. This mortgage revenue bond had been acquired at a discount on June 1, 2011 (see Note 4).

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

In January 2014, the mortgage revenue bond secured by Lost Creek was retired for an amount greater than the outstanding principal and accrued base interest. This $18.5 million par value mortgage revenue bond had been acquired for approximately $15.9 million in May 2010 and carried an annual interest rate of 6.25%. The Company received approximately $18.7 million for the Lost Creek mortgage revenue bond resulting in an approximate $2.8 million realized gain (see Note 4). this gain was Tier 2 income with 25% allocated to the General Partner.

Recent Financing and Derivative Activities

In May 2014, the Company sold a portion of the MBS and collapsed the related MBS - TOB Trust 3 securitizing the related MBS for approximately $3.7 million. The Company’s $2.9 million TOB financing facility which was the securitization of this MBS TOB Trust was paid off in full in connection with this sale (see Note 10).

In April 2014, the mortgage revenue bond secured by Autumn Pines was sold for approximately $13.1 million. The Company’s $9.8 million TOB financing facility which was the securitization of this mortgage revenue bond was collapsed and paid off in full in connection with this sale (see Note 10).

In April 2014, the Company paid off in full the approximately $1.9 million mortgage which was collateralized by the Glynn Place Apartments, an MF Property (see Note 11).

In March 2014, the Partnership obtained two $5.0 million unsecured revolving lines of credit. The first revolving line of credit carries a variable interest rate which was approximately 3.5% at date of closing and matures in March 2015. The second revolving line of credit carries a variable interest rate which was approximately 3.4% at date of closing and matures in March 2016. On June 30, 2014, the Partnership had not borrowed funds on either line of credit. These lines of credit will be utilized to help with short-term working capital needs and to fund new investments during the periods of time that the Company is working with its lender to finalize new TOB financings of assets (see Note 10).

In March 2014, the Company executed a new TOB Trust under its credit facility with Deutsche Bank (“DB”) securitizing the Decatur-Angle mortgage revenue bond borrowing $17.3 million. The facility has a variable interest rate tied to SIFMA and matures in February 2015. On the date of closing the total fixed TOB Trust fee was approximately 1.5% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.3% resulting in a total cost of borrowing of approximately 1.8%. The outstanding balance remains at approximately $17.3 million on June 30, 2014. In July 2014, the Company entered into a new TOB Trust which replaces this TOB Trust (see Notes 10 and 18).

In February 2014, the Company entered into two interest rate cap agreements with SMBC Capital Markets, Inc. for a notional amount of $70.0 million with an effective start date of March 1, 2014. These agreements effectively limit the interest component of the TOB financing correlated with the SIFMA index to a maximum of 1.0% on $70.0 million of the outstanding borrowings on the MBS TOB financing facilities, and limit the interest on the PHC Certificates TOB financing facilities to 1.0% through a three year term ending March 1, 2017. These interest rate cap contracts cost approximately $390,000 and do not qualify for hedge accounting, therefore, changes in the estimated fair value of the interest rate derivatives are included in earnings (see Note 14).

Discussion of the Mortgage Revenue Bond Holdings as of June 30, 2014

The Partnership’s primary purpose is to acquire and hold as long-term investments a portfolio of mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. At June 30, 2014, the Partnership held 43 mortgage revenue bonds secured by 33 properties of which 12 bonds are owned by ATAX TEBS I, LLC and 15 are held in trust facilities with DB (see Note 10 to the consolidated financial statements).  Twenty-eight of the properties securing the bonds contain a total of 5,197 rental units and three of the bonds’ properties are not operational and are under construction. Two of the entities that own the apartment properties financed by two of the Partnership’s mortgage revenue bonds were deemed to be Consolidated VIEs of the Partnership at June 30, 2014 and, as a result, these bonds are eliminated in consolidation on the Company’s financial statements.

For the three and six months ended June 30, 2014, the mortgage revenue bond investment segment reported revenue of approximately $6.4 million and $14.7 million, respectively, interest expense of approximately $1.5 million and $2.6 million, respectively, and income from continuing operations of approximately $3.3 million and $8.9 million, respectively. For the three and six months ended June 30, 2013, the mortgage revenue bond investment segment reported revenue of approximately $10.3 million and $18.8 million, respectively, interest expense of approximately $461,000 and $1.1 million, respectively, and income from continuing operations of approximately $3.9 million and $10.3 million, respectively. During the first half of 2014, the Company realized an approximate $2.8 million gain from the Lost Creek mortgage revenue bond redemption and an approximate $873,000 gain from the Autumn Pines mortgage revenue bond sale. During the first half of June 30, 2013, the Company realized approximately $6.5 million in contingent mortgage interest income offset by approximately $4.6 million in a realized loss on a taxable property loan related to the redemption of the Iona Lakes mortgage revenue bond. In addition, the Company realized approximately $5.3 million in mortgage revenue bond and taxable property loan interest income, a $250,000 guarantee fee, and an approximate $1.8 million gain on sale of discontinued operations in the first half of 2013 due to the recognition of the sale of the Ohio Properties. New mortgage revenue bond and MBS purchases during the second half of 2013 and first half of 2014 resulted in the Company reporting an approximate $2.6 million and $5.3 million in additional recurring mortgage revenue bond interest income when comparing the three and six months ended June 30, 2014 and 2013, respectively. Offsetting these increases was an increase in interest expense from the first half of 2013 to the first half of 2014 due to increased borrowings and the adjustment of the derivatives to fair value.

Discussion of the Public Housing Capital (“PHC”) Trusts Holdings as of June 30, 2014

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

The Public Housing Capital Fund Certificates (“PHC Certificates”) acquired in July 2012 consist of custodial receipts evidencing loans made to a number of public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by HUD under HUD’s Capital Fund Program. For the three and six months ended June 30, 2014, the PHC Certificate segment reported revenue of approximately $776,000 and $1.6 million, respectively, interest expense of approximately $335,000 and $672,000, respectively, and income from continuing operations of approximately $434,000 and $890,000, respectively. For the three and six months ended June 30, 2013, the PHC Certificate segment reported revenue of approximately $815,000 and $1.6 million, respectively, interest expense of approximately $322,000 and $600,000, respectively, and income from continuing operations of approximately $486,000 and $1.0 million, respectively. The following table sets forth certain information relating to the PHC Certificates held in the tender option bond trusts (“PHC TOB Trusts”):

	Average Remaining Lives (Years)	Investment Rating	Weighted Average Interest Rate over Life	Principal Outstanding June 30, 2014
Public Housing Capital Fund Trust Certificate I	10.75	AA-	5.330%	$26,210,285
Public Housing Capital Fund Trust Certificate II	10.22	AA-	4.240%	16,330,476
Public Housing Capital Fund Trust Certificate III	11.31	BBB	5.410%	20,898,432
Total Public Housing Capital Fund Trust Certificates				$63,439,193

Discussion of the Mortgage-Backed Securities Holdings as of June 30, 2014

The third class of security owned by the Company is MBS. As of June 30, 2014, the Company owns state-issued MBS with an aggregate outstanding principal amount of approximately $40.0 million. The MBS were acquired between fourth quarter 2012 and first quarter 2013 and are backed by residential mortgage loans. For the three and six months ended June 30, 2014, the MBS segment reported revenue of approximately $397,000 and $818,000, respectively, interest expense of approximately $114,000 and $233,000, respectively, and income from continuing operations of approximately $282,000 and $582,000, respectively. For the three and six months ended June 30, 2013, the MBS segment reported revenue of approximately $423,000 and $753,000, respectively, interest expense of approximately $123,000 and $220,000, respectively, and income from continuing operations of approximately $273,000 and $487,000, respectively. The following table sets forth certain information relating to the MBS held in the MBS TOB Trusts:

Agency Rating of Mortgage-Backed Securities	Principal Outstanding June 30, 2014	Weighted Average Maturity Date	Weighted Average Coupon Interest Rate
“AAA”	$22,710,000	10/7/2036	4.05%
“AA”	16,440,000	1/18/2036	4.11%
	$39,150,000

Discussion of the MF Property Holdings as of June 30, 2014

To facilitate its investment strategy of acquiring additional mortgage revenue bonds secured by multifamily apartment properties, the Partnership may acquire ownership positions in MF Properties in order to ultimately restructure the property ownership through a sale of the MF Properties.  The Partnership expects each of these MF Properties to eventually be sold to a not-for-profit entity or in connection with a syndication of Low Income Housing Tax Credits (“LIHTCs”). The Partnership expects to acquire mortgage revenue bonds issued to provide debt financing for these properties at the time the property ownership is restructured. The Partnership expects to provide the mortgage revenue bonds to the new property owners as part of the restructuring.  Such restructurings will generally be expected to be initiated within 36 months of the Partnership’s investment in an MF Property and will often coincide with the expiration of the compliance period relating to LIHTCs previously issued with respect to the MF Property.

At June 30, 2014 and 2013, the Partnership’s consolidated subsidiaries owned eight MF Properties which contain a total of 1,582 rental units plus the student housing complex in Lincoln, Nebraska that is currently under construction (see Note 7 to the consolidated financial statements). For the three and six months ended June 30, 2014, the MF Properties segment reported approximately $203,000 and $428,000 loss from continuing operations, respectively. For the three and six months ended June 30, 2013, the MF Properties segment reported approximately $362,000 and $727,000 loss from continuing operations, respectively, and approximately zero and $1.7 million gain on sale of MF Properties, respectively, which was recognized within income from discontinued operations.

The decrease in loss from continuing operations for the three and six months ended June 30, 2014 compared to the prior year can be attributed to increased rental revenue due to increased economic occupancy for the MF Properties.

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

The following table outlines certain information regarding the apartment properties on which the Partnership holds mortgage revenue bonds (separately identifying those owned by entities treated as Consolidated VIEs) and the MF Properties.  The narrative discussion that follows provides a brief operating analysis of each property during the first six months of 2014 and 2013.

		Number of Units	Number of Units Occupied	Percentage of Occupied Units as of June 30,		Economic Occupancy (1) for the period ended June 30,

Property Name	Location			2014	2013	2014	2013

Non-Consolidated Properties
Arbors of Hickory Ridge	Memphis, TN	348	317	91%	94%	88%	87%
Ashley Square Apartments	Des Moines, IA	144	130	90%	96%	92%	96%
Avistar at Chase Hill (2)	San Antonio, TX	232	n/a	n/a	n/a	n/a	n/a
Avistar at the Crest (2)	San Antonio, TX	200	n/a	n/a	n/a	n/a	n/a
Avistar at the Oaks (2)	San Antonio, TX	156	n/a	n/a	n/a	n/a	n/a
Avistar in 09 (2)	San Antonio, TX	133	n/a	n/a	n/a	n/a	n/a
Avistar on the Boulevard (2)	San Antonio, TX	344	n/a	n/a	n/a	n/a	n/a
Avistar on the Hills (2)	San Antonio, TX	129	n/a	n/a	n/a	n/a	n/a
Bella Vista Apartments	Gainesville, TX	144	139	97%	85%	86%	82%
Bridle Ridge Apartments	Greer, SC	152	149	98%	96%	96%	88%
Brookstone Apartments	Waukegan, IL	168	166	99%	95%	90%	86%
Copper Gate Apartments (2)	Lafayette, IN	128	n/a	n/a	n/a	n/a	n/a
Cross Creek Apartments	Beaufort, SC	144	134	93%	87%	87%	79%
Greens of Pine Glen Apartments	Durham, NC	168	157	93%	92%	89%	86%
Harden Ranch Apartments (4)	Salinas, CA	100	98	98%	n/a	98%	n/a
Lake Forest Apartments	Daytona Beach, FL	240	211	88%	90%	82%	80%
Ohio Properties (3)	Ohio	362	349	96%	93%	93%	93%
Palms at Premier Park (4)	Columbia, SC	240	217	90%	n/a	87%	n/a
Runnymede Apartments	Austin, TX	252	245	97%	98%	97%	93%
South Park Ranch Apartments	Austin, TX	192	191	99%	99%	95%	90%
Suites at Paseo (4)	San Diego, CA	384	137	36%	n/a	44%	n/a
Tyler Park Townhomes (4)	Greenfield, CA	88	88	100%	n/a	100%	n/a
Vantage at Judson (5)	San Antonio, TX	288	176	61%	n/a	n/a	n/a
Westside Village (4)	Shafter, CA	81	81	100%	n/a	100%	n/a
Woodlynn Village	Maplewood, MN	59	53	90%	98%	95%	98%
		4,876	3,038	83%	84%	84%	88%

Consolidated VIEs
Bent Tree Apartments	Columbia, SC	232	217	94%	91%	85%	80%
Fairmont Oaks Apartments	Gainesville, FL	178	159	89%	89%	82%	78%
		410	376	92%	90%	84%	79%

		Number of Units	Number of Units Occupied	Percentage of Occupied Units as of June 30,		Economic Occupancy (1) for the period ended June 30,

Property Name	Location			2014	2013	2014	2013
MF Properties
Arboretum	Omaha, NE	145	141	97%	99%	91%	87%
Eagle Village	Evansville, IN	511	209	41%	40%	66%	74%
Glynn Place	Brunswick, GA	128	109	85%	89%	74%	72%
Meadowview	Highland Heights, KY	118	100	85%	77%	91%	87%
Residences at DeCordova	Granbury, TX	110	104	95%	95%	95%	82%
Residences at Weatherford	Weatherford, TX	76	75	99%	95%	99%	85%
The Colonial, f/k/a Maples on 97th	Omaha, NE	258	221	86%	90%	82%	79%
Woodland Park (6)	Topeka, KS	236	218	92%	91%	90%	93%
		1,582	1,177	74%	74%	85%	81%

(1)
Economic occupancy is presented for the first six months of 2014 and 2013, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented, therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(2)
Previous period occupancy numbers are not available as these are new investments. In addition, these properties are under renovations so the properties are not considered stabilized at this time. Physical and economic occupancy will be reported when construction is substantially complete on renovations.

(3)
The Partnership holds approximately $18.2 million of mortgage revenue bonds secured by Crescent Village, Willow Bend and Postwoods (Ohio Properties). Crescent Village is located in Cincinnati, Ohio, Willow Bend is located in Columbus (Hilliard), Ohio and Postwoods is located in Reynoldsburg, Ohio.

(4)	Previous period occupancy numbers are not available as these are new investments.

(5)
Previous period occupancy number are not available as these are new investments. In addition, these properties are newly constructed so the properties are not considered stabilized at this time. Economic occupancy will be reported when the properties are stabilized.

(6)
This property was foreclosed on May 29, 2013 and became an MF Property. The occupancy information includes the periods prior to the foreclosure when the Partnership held a mortgage revenue bond secured by this property.

Non-Consolidated Properties

Arbors of Hickory Ridge - Arbors of Hickory Ridge Apartments is located in Memphis, Tennessee and is a 348 unit facility. In the first half of 2014, “Net Operating Income” (calculated as property revenue less salaries, advertising, administration, utilities, repair and maintenance, insurance, taxes, and management fee expense) was $619,000 as compared to $575,000 in 2013. The increase was a result of an increase in other income along with a decrease in administrative and utilities expenses. Debt service on the Partnership’s bonds on this property was current as of June 30, 2014.

Ashley Square – Ashley Square Apartments is located in Des Moines, Iowa.  In the first half of 2014, Net Operating Income was approximately $301,000 as compared to approximately $317,000 in 2013.  The decrease was a result of a decrease in economic occupancy along with an increase in salaries and administrative expenses. Debt service on the Partnership’s bonds on this property was current as of June 30, 2014.

Avistar on Chase Hill - Avistar on Chase Hill is located in San Antonio, Texas and is a 232 unit facility. This bond was purchased in February 2013. In the first half of 2014, Net Operating Income was approximately $356,000 on net revenue of approximately $844,000. Debt service on the Partnership’s bonds on this property was current as of June 30, 2014.

Avistar at the Crest - Avistar at the Crest is located in San Antonio, Texas and is a 200 unit facility. This bond was purchased in February 2013. In the first half of 2014, Net Operating Income was approximately $403,000 on net revenue of approximately $816,000. Debt service on the Partnership’s bonds on this property was current as of June 30, 2014.

Avistar at the Oaks - Avistar at the Oaks is located in San Antonio, Texas and is a 156 unit facility. This bond was purchased in June 2013. In the first half of 2014, Net Operating Income was approximately $241,000 on net revenue of approximately $527,000. Debt service on the Partnership’s bonds on this property was current as of June 30, 2014.

Avistar in 09 - Avistar in 09 is located in San Antonio, Texas and is a 133 unit facility. This bond was purchased in June 2013. In the first half of 2014, Net Operating Income was approximately $245,000 on net revenue of approximately $478,000. Debt service on the Partnership’s bonds on this property was current as of June 30, 2014.

Avistar on the Boulevard - Avistar on the Boulevard is located in San Antonio, Texas and is a 344 unit facility. This bond was purchased in February 2013. In the first half of 2014, Net Operating Income was approximately $671,000 on net revenue of approximately $1.2 million. Debt service on the Partnership’s bonds on this property was current as of June 30, 2014.

Avistar on the Hills - Avistar on the Hills is located in San Antonio, Texas and is a 129 unit facility. This bond was purchased in June 2013. In the first half of 2014, Net Operating Income was approximately $263,000 on net revenue of approximately $508,000. Debt service on the Partnership’s bonds on this property was current as of June 30, 2014.

Bella Vista – Bella Vista Apartments is located in Gainesville, Texas.  In the first half of 2014, Net Operating Income was approximately $290,000 as compared to approximately $281,000 in 2013.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2014.

Bridle Ridge Apartments – Bridle Ridge Apartments is located in Greer, South Carolina.  In the first half of 2014, Net Operating Income was approximately $337,000 as compared to approximately $339,000 in 2013.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2014.

Brookstone – Brookstone Apartments is located in Waukegan, Illinois.  In the first half of 2014, Net Operating Income was approximately $276,000 as compared to approximately $293,000 in 2013. This decrease was the result of an increase in utility and repair and maintenance expenses. Debt service on the Partnership’s bonds on this property was current as of June 30, 2014.

Copper Gate Apartments - Copper Gate Apartments is located in Lafayette, Indiana and is a 128 unit facility. This bond was purchased in December 2013. In the first half of 2014, Net Operating Income was approximately $217,000 on net revenue of approximately $487,000. Debt service on the Partnership’s bonds on this property was current as of June 30, 2014.

Cross Creek – Cross Creek Apartments is located in Beaufort, South Carolina. In the first half of 2014, Net Operating Income was approximately $260,000 as compared to approximately $215,000 in 2013.  This increase was a direct result of an increase in economic occupancy along with a decrease in advertising expenses. Debt service on the Partnership’s bonds on this property was current as of June 30, 2014.

Greens of Pine Glen – Greens of Pine Glen Apartments is located in Durham, North Carolina. In the first half of 2014, Net Operating Income was approximately $374,000 as compared to approximately $336,000 in 2013.  This increase was the result of an increase in economic occupancy along with a decrease in salary and utility expenses. Debt service on the Partnership’s bonds on this property was current as of June 30, 2014.

Harden Ranch Apartments - Harden Ranch Apartments is located in Salinas, California and is a 100 unit facility. This bond was purchased in February 2014. In the first half of 2014, Net Operating Income was approximately $224,000 on net revenue of approximately $425,000. Debt service on the Partnership’s bonds on this property was current as of June 30, 2014.

Lake Forest – Lake Forest Apartments is located in Daytona Beach, Florida.  In the first half of 2014, Net Operating Income was approximately $480,000 as compared to approximately $371,000 in 2013.  This increase was the result of a slight increase in economic occupancy along with a decrease in real estate taxes due to the restructuring of the property ownership.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2014.

Ohio Properties - The Ohio properties are made up of the following three multifamily apartment complexes located in Ohio. Debt service on the Partnership’s bonds on these properties was current as of June 30, 2014.

Crescent Village – Crescent Village Townhomes is located in Cincinnati, Ohio.  In the first half of 2014, Net Operating Income was approximately $223,000 as compared to approximately $214,000 in 2013.

Postwoods – Postwoods Townhomes is located in Reynoldsburg, Ohio.  In the first half of 2014, Net Operating Income was approximately $296,000 as compared to approximately $401,000 in 2013. This decrease was the result of an increase in real estate taxes, utilities, and repair and maintenance expenses.

Willow Bend – Willow Bend Townhomes is located in Columbus (Hilliard), Ohio.  In the first half of 2014, Net Operating Income was approximately $214,000 as compared to approximately $220,000 in 2013.

Palms at Premier Park - Palms at Premier Park is located in Columbia, South Carolina and is a 240 unit facility. This bond was purchased in December 2013. In the first half of 2014, Net Operating Income was approximately $786,000 on net revenue of approximately $1.1 million. Debt service on the Partnership’s bonds on this property was current as of June 30, 2014.

Runnymede Apartments – Runnymede Apartments is located in Austin, Texas.  In the first half of 2014, Net Operating Income was approximately $605,000 as compared to approximately $579,000 in 2013.  The increase was the result of an increase in economic occupancy along with a decrease in repair and maintenance expenses. Debt service on the Partnership’s bonds on this property was current as of June 30, 2014.

South Park Ranch Apartments – South Park Ranch Apartments is located in Austin, Texas. In the first half of 2014, Net Operating Income was approximately $674,000 as compared to approximately $649,000 in 2013.  This increase was the result of an increase in economic occupancy offset by an increase in utilities expenses.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2014.

Suites on Paseo - Suites on Paseo is located in San Diego, California and is a 384 unit facility. This bond was purchased in December 2013. In the first half of 2014, Net Operating Income was approximately $211,000 on net revenue of approximately $1.1 million. Debt service on the Partnership’s bonds on this property was current as of June 30, 2014.

Tyler Park Townhomes - Tyler Park Townhomes is located in Greenfield, California and is an 88 unit facility. This bond was purchased in December 2013. In the first half of 2014, Net Operating Income was approximately $206,000 on net revenue of approximately $460,000. Debt service on the Partnership’s bonds on this property was current as of June 30, 2014.

Vantage at Judson - Vantage at Judson is located in San Antonio, Texas and is a 288 unit facility. This bond was purchased in December 2012 and construction on this property was finished in Spring of 2014. In the first half of 2014, Net Operating Income was approximately $97,000 on net revenue of approximately $510,000. Debt service on the Partnership’s bonds on this property was current as of June 30, 2014.

Westside Village - Westside Village is located in Shafter, California and is an 81 unit facility. This bond was purchased in December 2013. In the first half of 2014, Net Operating Income was approximately $171,000 on net revenue of approximately $314,000. Debt service on the Partnership’s bonds on this property was current as of June 30, 2014.

Woodlynn Village – Woodlynn Village is located in Maplewood, Minnesota.  In the first half of 2014, Net Operating Income was approximately $184,000 as compared to approximately $188,000 in 2013.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2014.

Consolidated VIEs

Bent Tree – Bent Tree Apartments is located in Columbia, South Carolina.   In the first half of 2014, Net Operating Income was approximately $337,000 as compared to approximately $283,000 in 2013.  This increase was the direct result of an increase in economic occupancy.  Debt service on the Partnership’s bonds on this property was current of June 30, 2014.

Fairmont Oaks – Fairmont Oaks Apartments is located in Gainesville, Florida.  In the first half of 2014, Net Operating Income was approximately $378,000 as compared to approximately $315,000 in 2013.  This increase was the result of an increase in economic occupancy along with a decrease in salary and repair and maintenance expenses.  Debt service on the Partnership’s bonds on this property was current as of June 30, 2014.

MF Properties

Arboretum – Arboretum is located in Omaha, Nebraska. In the first half of 2014, Net Operating Income was approximately $818,000 as compared to approximately $709,000 in 2013. This increase was the result of an increase in economic occupancy along with a decrease in advertising expenses.

Eagle Village –Eagle Village is located in Evansville, Indiana. In the first half of 2014, Net Operating Income was approximately $282,000 as compared to approximately $411,000 in 2013. This decrease was the result of a decrease in economic occupancy along with an increase in advertising, utility and repair and maintenance expenses.

Glynn Place – Glynn Place Apartments is located in Brunswick, Georgia.  In the first half of 2014, Net Operating Income was approximately $151,000 as compared to approximately $140,000 in 2013.  This increase was the result of an increase in economic occupancy along with a decrease in salaries expenses.

The Colonial, formerly known as ((“f/k/a”) Maples on 97th) – The Colonial, f/k/a Maples on 97th, is located in Omaha, Nebraska. In the first half of 2014, Net Operating Income was approximately $345,000 as compared to approximately $353,000 in 2013.

Meadowview – Meadowview Apartments is located in Highland Heights, Kentucky.  In the first half of 2014, Net Operating Income was approximately $269,000 as compared to approximately $341,000 in 2013.  This decrease was a result of an increase in salary, utility and repair and maintenance expenses.

Residences at DeCordova – Residences of DeCordova is located in Granbury, Texas in the Dallas-Fort Worth area.  In the first half of 2014, Net Operating Income was approximately $345,000 as compared to approximately $311,000 in 2013. This increase is the direct result of an increase in economic occupancy.

Residences at Weatherford – Residences of Weatherford is located in Weatherford, Texas in the Dallas-Fort Worth area. In the first half of 2014, Net Operating Income was approximately $242,000 on net revenue of approximately $426,000. The stabilization of this property happened in the second quarter of 2013.

Woodland Park – Woodland Park is located in Topeka, Kansas. This property was secured by a mortgage revenue bond owned by the Partnership but due to a foreclosure, became an MF Property effective on June 1, 2013. In the first half of 2014, Net Operating Income was approximately $435,000 on net revenue of approximately $896,000.

Results of Operations

Consolidated Results of Operations

The following discussion of the Company’s results of operations for the three and six months ended June 30, 2014 and 2013 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013 (Consolidated)
Change in Results of Operations

	For Three Months Ended June 30, 2014	For Three Months Ended June 30, 2013	Dollar Change
Revenues:
Property revenues	$3,919,772	$3,952,046	$(32,274)
Investment income	6,241,475	4,595,197	1,646,278
Gain on mortgage revenue bond sale	849,655	—	849,655
Contingent interest income	—	6,497,160	(6,497,160)
Other interest income	242,077	96,180	145,897
Total revenues	11,252,979	15,140,583	(3,887,604)

Expenses:
Real estate operating (exclusive of items shown below)	2,270,170	2,315,325	(45,155)
Realized loss on taxable property loan	—	4,557,741	(4,557,741)
Provision for loan loss	—	96,000	(96,000)
Provision for loss on receivables	—	3,523	(3,523)
Depreciation and amortization	1,524,996	1,661,082	(136,086)
Interest	2,400,851	1,426,349	974,502
General and administrative	1,398,879	1,141,444	257,435
Total Expenses	7,594,896	11,201,464	(3,606,568)
Net income	3,658,083	3,939,119	(281,036)
Income from discontinued operations	—	166,887	(166,887)
Net income	3,658,083	4,106,006	(447,923)
Net (loss) income attributable to noncontrolling interest	(374)	150,846	(151,220)
Net income - America First Multifamily Investors, L.P.	$3,658,457	$3,955,160	$(296,703)

Property revenues. Property revenues decreased approximately $32,000 from the second quarter of 2013 to the second quarter of 2014 due to offsetting factors. Approximately $303,000 of the increase was attributable to Woodland Park which became an MF Property effective June 1, 2013 after the completion of the foreclosure of the property’s mortgage revenue bond (see Note 7 to the condensed consolidated financial statements). In addition, approximately $94,000 was attributable to the net increase in the existing VIEs and MF Properties’ occupancy. Offsetting this increase was the $435,000 decrease due to the Lake Forest’s deconsolidation in the fourth quarter of 2013. The MF Properties averaged monthly rent of approximately $623 per unit in the second quarter of 2014 as compared with $613 per unit in the second quarter of 2013. The Consolidated VIEs averaged $611 per unit in monthly rent in second quarter of 2014 as compared to $586 per unit in second quarter of 2013.

Investment income.   Investment income includes interest earned on mortgage revenue bonds, PHC Certificates, and MBS. This income increased in the second quarter of 2014 as compared to the second quarter of 2013 by approximately $1.6 million due to offsetting factors. Approximately $2.5 million of the increase in investment income is the result of the addition of the Greens Property, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Avistar on the Hills Apartments, Avistar at the Oaks Apartments, Avistar in 09 Apartments, Vantage at Harlingen Apartments, Tyler Park Townhomes, Westside Village, Lake Forest, Copper Gate, The Palms at Premier Park, The Suites on Paseo, Harden Ranch Apartments and Decatur-Angle Apartments mortgage revenue bonds, PHC Certificates, and the MBS. These increases were offset by a decrease of approximately $683,000 of investment income due to the redemption of the Iona Lakes mortgage revenue bond and the completion of the foreclosure of Woodland Park mortgage revenue bond in the second quarter of 2013 and the redemption of the Lost Creek mortgage revenue bond in first quarter 2014.

Gain on mortgage revenue bond sale.  The gain is the result of the sale of the Autumn Pines mortgage revenue bond in April 2014. There was no gain realized on the sale of mortgage revenue bonds in the second quarter of 2013.

Contingent interest income. The Company realized approximately $6.5 million of contingent interest income upon the redemption of the Iona Lakes mortgage revenue bond in June 2013 (see Note 4). There was no contingent interest income realized in 2014.

Other interest income. Other interest income is comprised mainly of interest income on taxable property loans held by the Partnership. The increase in other interest income in the second quarter of 2014 as compared to the second quarter of 2013 is attributable to taxable interest income from the taxable property loans.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties and the Consolidated VIEs is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The types of real estate operating expenses are consistent for both the consolidated Company and Partnership Only formats. The net decrease in real estate operating expenses from the second quarter of 2013 to the second quarter of 2014 was related to offsetting factors. The primary increase of approximately $203,000 related to Woodland Park which became an MF Property effective June 1, 2013. Offsetting that was a decrease of approximately $308,000 of real estate operating expenses related to Lake Forest which was a VIE that was deconsolidated in the fourth quarter of 2013. The remaining increase was related to the existing VIEs and MF Properties normal operating increases in salaries, management fees, and repair and maintenance expenses.

Realized loss on taxable property loan. In June 2013, the Partnership redeemed its interest in the Iona Lakes mortgage revenue bond for approximately $21.9 million. This redemption resulted in the realization of an approximate $4.6 million loss on a taxable property loan. There was no realized loss on taxable property loans reported in the second quarter of 2014.

Provision for loan loss. The Company periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment. The value of the underlying property assets is ultimately the most relevant measure of value to support the investment carrying values. Investments tested for impairment include all fixed assets, bond investments and taxable property loans made to various properties and other amounts due to the Company. Such evaluation is based on cash flow and discounted cash flow models. During the second quarter of 2013, the Company determined a portion of the taxable property loans were potentially impaired and an additional provision for loan loss should be recorded.   A provision for loan loss and an associated loan loss reserve of $96,000 was recorded against the Cross Creek taxable property loan in the second quarter of 2013. There was no provision for loan loss or associated loan loss reserve in the second quarter of 2014.

Provision for loss on receivables. A quarterly provision for loss was recorded on the interest receivable from the Woodland Park mortgage revenue bond until the foreclosure was completed on May 29, 2013. As a result, there is no quarterly expense for the second quarter of 2014.

Depreciation and amortization expense.  Depreciation results primarily from the apartment properties of the Consolidated VIEs and the MF Properties. Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB Credit Facilities. The net increase in depreciation and amortization when comparing the second quarter of 2014 to the second quarter of 2013 was the result of offsetting factors. A decrease of approximately $129,000 of depreciation and amortization is related to Lake Forest which was a VIE that was deconsolidated in the fourth quarter of 2013 (see Note 3). In addition, there was an approximate $56,000 decrease in in-place lease amortization related to the The Colonial f/k/a Maples on 97th, as these were fully amortized in 2013. These decreases were offset by an approximate $51,000 increase in depreciation and amortization expense related to Woodland Park which became an MF property effective June 1, 2013.

Interest expense. The net increase in interest expense in the second quarter of 2014 as compared to the second quarter of 2013 was partly due to an approximate $675,000 increase between the two quarters resulting from the change in the mark to market adjustment of the Company’s derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. In addition, an increase of approximately $447,000 resulted from higher average outstanding debt principal between the two quarters. The Company’s borrowing cost averaged approximately 2.4% per annum for the second quarters of 2014 and 2013.

General and administrative expenses. The increase in general and administrative expenses when comparing the second quarter of 2014 to the second quarter of 2013 is attributable to an approximate $129,000 increase in administrative fees payable to AFCA 2 related to the acquisition of mortgage revenue bonds secured by Renaissance Apartments, Avistar at the Oaks Apartments, Avistar on the Hills Apartments, Avistar in 09 Apartments, Vantage at Harlingen Apartments, Tyler Park Townhomes, Westside Village, Copper Gate, The Palms at Premier Park, The Suites on Paseo, Harden Ranch Apartments, and Decatur-Angle Apartments offset by an approximate $21,000 reduction due to the Lost Creek bond redemption. In addition the Partnership realized a net increase of approximately $110,000 related to changes in professional fees, travel expenses, and salary and benefits.

Income from discontinued operations. The decrease from the second quarter of 2014 as compared to the second quarter of 2013 is attributable to the gain of approximately $1.8 million from the recognition of the sale of the Ohio Properties in the first quarter of 2013. There were no discontinued operations reported in the first quarter of 2014.

Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013 (Consolidated)
Change in Results of Operations

	For Six Months Ended June 30, 2014	For Six Months Ended June 30, 2013	Dollar Change
Revenues:
Property revenues	$7,870,988	$7,684,853	$186,135
Investment income	12,447,033	12,311,814	135,219
Gain on mortgage revenue bonds - sale and redemption	3,684,898	—	3,684,898
Contingent interest income	—	6,497,160	(6,497,160)
Other interest income	450,900	1,341,165	(890,265)
Other income	—	250,000	(250,000)
Total revenues	24,453,819	28,084,992	(3,631,173)

Expenses:
Real estate operating (exclusive of items shown below)	4,370,463	4,372,361	(1,898)
Realized loss on taxable property loan	—	4,557,741	(4,557,741)
Provision for loan loss	—	96,000	(96,000)
Provision for loss on receivables	—	241,698	(241,698)
Depreciation and amortization	3,138,342	3,242,458	(104,116)
Interest	4,570,400	2,962,622	1,607,778
General and administrative	2,669,805	2,111,935	557,870
Total expenses	14,749,010	17,584,815	(2,835,805)
Income from continuing operations	9,704,809	10,500,177	(795,368)
Income from discontinued operations (including gain on sale of MF Properties of $1,775,527 the first quarter of 2013)	—	2,099,906	(2,099,906)
Net income	9,704,809	12,600,083	(2,895,274)
Net (loss) income attributable to noncontrolling interest	(477)	323,497	(323,974)
Net income - America First Multifamily Investors, L. P.	$9,705,286	$12,276,586	$(2,571,300)

Property revenues. Property revenues increased approximately $186,000 when comparing the first half of 2014 with the first half of 2013 due to offsetting factors. Approximately $744,000 of the increase was attributable to Woodland Park which became an MF Property effective June 1, 2013 after the completion of the foreclosure of the property’s mortgage revenue bond (see Note 7 to the consolidated financial statements). In addition, approximately $366,000 was attributable to the net increase in the existing VIEs and MF Properties’ increased occupancy. Offsetting these increases was the approximate $946,000 decrease due to the Lake Forest deconsolidation in the fourth quarter 2013. The MF Properties averaged monthly rent of approximately $628 per unit in the first half of 2014 as compared with $606 per unit in the first half of 2013. The Consolidated VIEs averaged $619 per unit in monthly rent in the first half of 2014 as compared to $581 per unit in the first half of 2013.

Investment income. Investment income includes interest earned on mortgage revenue bonds, PHC Certificates, and MBS. Investment income increased in the first half of 2014 as compared to the first half of 2013 by approximately $135,000 due to offsetting factors. The increase is due to an approximate $5.3 million increase in investment income as the result of the addition of the Greens Property, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Avistar on the Hills Apartments, Avistar at the Oaks Apartments, Avistar in 09 Apartments, Vantage at Harlingen Apartments, Tyler Park Townhomes, Westside Village, Lake Forest, Copper Gate, The Palms at Premier Park, The Suites on Paseo, Harden Ranch Apartments and Decatur-Angle Apartments mortgage revenue bonds and the MBS. These increases were offset by a decrease of approximately $5.1 million of investment income due to the recognition of the Ohio sale in first quarter of 2013, the redemption of the Iona Lakes mortgage revenue bond and the completion of the foreclosure of the Woodland Park mortgage revenue bond in the second quarter of 2013, the redemption of the Lost Creek mortgage revenue bond in the first quarter 2014, and the mortgage revenue bonds principal payments received.

Gain on mortgage revenue bonds - sale and redemption.  The Company realized an approximate $2.8 million gain on the redemption of the Lost Creek mortgage revenue bond and an approximate $873,000 gain on the sale of the Autumn Pines mortgage revenue bond in February 2014 and April 2014, respectively. There was no gain realized on the sale or redemptions of mortgage revenue bonds in the first half of 2013.

Contingent interest income. The Company realized approximately $6.5 million of contingent interest income upon the redemption of the Iona Lakes mortgage revenue bond in June 2013 (see Note 4). There was no contingent interest income realized in 2014.

Other interest income. Other interest income is comprised mainly of interest income on taxable property loans held by the Partnership. The decrease in other interest income from the first half of 2014 as compared to the first half of 2013 is attributable to taxable interest income from the taxable property loans which are securitized by the Ohio Properties and recognized in the prior year when the Company was able to recognize the sale of the Ohio Properties (see Note 9).

Other income. Other income recognized in 2013 is a guarantee fee received from the General Partner owner of the Ohio Properties (see Note 9). There was no other income recognized in 2014.

Real estate operating expenses.  The net decrease in real estate operating expenses from the first half of 2013 to the first half of 2014 was related to offsetting factors. Decreases include approximately $573,000 of real estate operating expenses related to Lake Forest which was a VIE that was deconsolidated in the fourth quarter of 2013 and $106,000 in Glynn Place’s repair expenses. Offsetting these decreases was an increase of approximately $404,000 related to Woodland Park which became an MF Property effective June 1, 2013. The remaining increase was related to the existing VIEs and MF Properties normal operating increases in salaries, management fees, insurance, real estate taxes, and repair and maintenance expenses.

Realized loss on taxable property loan. In June 2013, the Partnership redeemed its interest in the Iona Lakes mortgage revenue bond for approximately $21.9 million. This redemption resulted in the realization of an approximate $4.6 million loss on a taxable property loan. There was no realized loss on taxable property loans reported in the first half of 2014 (see Note 4).

Provision for loan loss. The Company periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment. During the second quarter of 2013, the Company determined a portion of the taxable property loans were potentially impaired and an additional provision for loan loss should be recorded.   A provision for loan loss and an associated loan loss reserve of $96,000 was recorded against the Cross Creek taxable property loan in the second quarter of 2013. There was no provision for loan loss or associated loan loss reserve in the first half of 2014.

Provision for loss on receivables. A quarterly provision for loss was recorded on the interest receivable from the Woodland Park mortgage revenue bond until the foreclosure was completed on May 29, 2013. As a result, there is no expense for the first half of 2014.

Depreciation and amortization expense.  Depreciation results primarily from the apartment properties of the Consolidated VIEs and the MF Properties. Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB Credit Facilities. The net decrease in depreciation and amortization when comparing the first half of 2014 to the first half of 2013 was the result of offsetting factors. A decrease of approximately $254,000 of depreciation and amortization is related to Lake Forest which was a VIE that was deconsolidated in the fourth quarter of 2013 (see Note 3). In addition, there was an approximate $219,000 decrease in in-place lease amortization related to the The Colonial, f/k/a Maples on 97th, as these were fully amortized in 2013. These decreases were offset by an approximate $281,000 increase in depreciation and amortization expense related to Woodland Park which became an MF property effective June 1, 2013. The remaining increase is related to the additional depreciation expense reported on asset additions to the existing properties.

Interest expense. The net increase in interest expense in the first half of 2014 as compared to the first half of 2013 was partly due to an approximate $746,000 increase between the two periods resulting from the change in the mark to market adjustment of the Company’s derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. In addition, an increase of approximately $912,000 resulted from higher average outstanding debt principal between the two periods. The Company’s borrowing cost averaged approximately 2.5% per annum for the first half of 2014 and 2013.

General and administrative expenses. The increase in general and administrative expenses when comparing the first half of 2014 to the first half of 2013 is attributable to approximately $325,000 increased administrative fees payable to AFCA 2 related to the acquisition of mortgage revenue bonds secured by Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Avistar at the Oaks Apartments, Avistar on the Hills Apartments, Avistar in 09 Apartments, Vantage at Harlingen Apartments, Tyler Park Townhomes, Westside Village, Copper Gate, The Palms at Premier Park, The Suites on Paseo, Harden Ranch Apartments, and Decatur-Angle Apartments. In addition the Partnership realized an increase of approximately $267,000 in professional fees and salary and benefits.

Income from discontinued operations. The decrease from the first half of 2014 as compared to the first half of 2013 is attributable to the gain of approximately $1.8 million from the recognition of the sale of the Ohio Properties in the first quarter of 2013. There were no discontinued operations reported in the first half of 2014.

Partnership Only Results of Operations

The following discussion of the Partnership’s results of operations for the three and six months ended June 30, 2014 and 2013 reflects the operations of the Partnership without the consolidation of any VIEs during either period under the GAAP consolidation rules then in effect.  This information is used by management to analyze the Partnership’s operations and is reflective of the consolidated operations of the Mortgage Revenue Bond Investments segment, Public Housing Capital Fund Trust Certificates segment, Mortgage-Backed Securities segment, and the MF Properties segment as presented in Note 19 to the condensed consolidated financial statements.

Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013 (Partnership Only)
Changes in Results of Operations

	For Three Months Ended June 30, 2014	For Three Months Ended June 30, 2013	Dollar Change
Revenues:
Property revenues	$3,134,220	$2,731,740	$402,480
Investment income	6,474,140	4,971,873	1,502,267
Gain on mortgage revenue bond sale	849,655	—	849,655
Contingent interest income	—	6,497,160	(6,497,160)
Other interest income	242,077	96,180	145,897
Total revenues	10,700,092	14,296,953	(3,596,861)
Expenses:
Real estate operating (exclusive of items shown below)	1,807,044	1,515,316	291,728
Realized loss on taxable property loan	—	4,557,741	(4,557,741)
Provision for loan loss	—	96,000	(96,000)
Provision for loss on receivables	—	3,523	(3,523)
Depreciation and amortization	1,293,553	1,315,322	(21,769)
Interest	2,400,851	1,426,349	974,502
General and administrative	1,398,879	1,141,444	257,435
Total expenses	6,900,327	10,055,695	(3,155,368)
Net income	3,799,765	4,241,258	(441,493)
Income from discontinued operations	—	166,887	(166,887)
Net income	3,799,765	4,408,145	(608,380)
Net (loss) income attributable to noncontrolling interest	(374)	150,846	(151,220)
Net income - America First Multifamily Investors, L.P.	$3,800,139	$4,257,299	$(457,160)

Property revenues. Property revenues increased approximately $402,000 from the second quarter of 2013 to the second quarter of 2014. Approximately $303,000 of the increase was attributable to Woodland Park which became an MF Property effective June 1, 2013 after the completion of the foreclosure of the property’s mortgage revenue bond. In addition, approximately $120,000 was attributable to the net increase in the MF Properties’ occupancy. The MF Properties averaged monthly rent of approximately $623 per unit in the second quarter of 2014 as compared with $613 per unit in the second quarter of 2013.

Investment income.   Investment income includes interest earned on mortgage revenue bonds, PHC Certificates, and MBS. This income increased in the second quarter of 2014 as compared to the second quarter of 2013 by approximately $1.5 million due to offsetting factors. Approximately $2.4 million of the increase in investment income is the result of the addition of the Greens Property, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Avistar on the Hills Apartments, Avistar at the Oaks Apartments, Avistar in 09 Apartments, Vantage at Harlingen Apartments, Tyler Park Townhomes, Westside Village, Copper Gate, The Palms at Premier Park, The Suites on Paseo, Harden Ranch Apartments and Decatur-Angle Apartments mortgage revenue bonds, PHC Certificates, and the MBS. These increases were offset by a decrease of approximately $683,000 of investment income due to the redemption of the Iona Lakes mortgage revenue bond and the completion of the foreclosure of Woodland Park mortgage revenue bond in the second quarter of 2013 and the redemption of the Lost Creek mortgage revenue bond in first quarter 2014.

Gain on mortgage revenue bond sale.  The gain is the result of the sale of the Autumn Pines mortgage revenue bond in April 2014. There was no gain realized on the sale of mortgage revenue bonds in the second quarter of 2013.

Contingent interest income. The Company realized approximately $6.5 million of contingent interest income upon the redemption of the Iona Lakes mortgage revenue bond in June 2013 (see Note 4). There was no contingent interest income realized in 2014.

Other interest income. Other interest income is comprised mainly of interest income on taxable property loans held by the Partnership. The increase in other interest income in the second quarter of 2014 as compared to the second quarter of 2013 is attributable to taxable interest income from the taxable property loans.

Real estate operating expenses. The net increase in real estate operating expenses from the second quarter of 2013 to the second quarter of 2014 was related to approximately $203,000 of real estate operating expenses related to Woodland Park which became an MF Property effective June 1, 2013. The remaining increase was related to the existing MF Properties normal operating increases in salaries, management fees, and repair and maintenance expenses.

Realized loss on taxable property loan. In June 2013, the Partnership redeemed its interest in the Iona Lakes mortgage revenue bond for approximately $21.9 million. This redemption resulted in the realization of an approximate $4.6 million loss on a taxable property loan. There was no realized loss on taxable property loans reported in the second quarter of 2014.

Provision for loan loss. During the second quarter of 2013, the Company determined a portion of the taxable property loans were potentially impaired and an additional provision for loan loss should be recorded.   A provision for loan loss and an associated loan loss reserve of $96,000 was recorded against the Cross Creek taxable property loan in the second quarter of 2013. There was no provision for loan loss or associated loan loss reserve in the second quarter of 2014.

Provision for loss on receivables. A quarterly provision for loss was recorded on the interest receivable from the Woodland Park mortgage revenue bond until the foreclosure was completed on May 29, 2013. There is no quarterly expense for the second quarter of 2014.

Depreciation and amortization expense.  Depreciation results primarily from the apartment properties of the MF Properties. Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB Credit Facilities. The net increase in depreciation and amortization when comparing the second quarter of 2014 to the second quarter of 2013 was the result of offsetting factors. There was an approximate $56,000 decrease in in-place lease amortization related to the The Colonial, f/k/a Maples on 97th, as these were fully amortized in 2013. This decrease was offset by an approximate $51,000 increase in depreciation and amortization expense related to Woodland Park which became an MF property effective June 1, 2013. The remaining decrease was related to the reduction in the amortization expense reported on the Partnership’s financing.

Interest expense. The net increase in interest expense in the second quarter of 2014 as compared to the second quarter of 2013 was partly due to an approximate $675,000 increase between the two quarters resulting from the change in the mark to market adjustment of the Company’s derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. In addition, an increase of approximately $447,000 resulted from higher average outstanding debt principal between the two quarters. The Company’s borrowing cost averaged approximately 2.4% per annum for the second quarters of 2014 and 2013.

General and administrative expenses. The increase in general and administrative expenses when comparing the second quarter of 2014 to the second quarter of 2013 is attributable to an approximate $129,000 increase in administrative fees payable to AFCA 2 related to the acquisition of mortgage revenue bonds secured by Renaissance Apartments, Avistar at the Oaks Apartments, Avistar on the Hills Apartments, Avistar in 09 Apartments, Vantage at Harlingen Apartments, Tyler Park Townhomes, Westside Village, Copper Gate, The Palms at Premier Park, The Suites on Paseo, Harden Ranch Apartments, and Decatur-Angle Apartments offset by an approximate $21,000 reduction due to the Lost Creek bond redemption. In addition the Partnership realized a net increase of approximately $110,000 related to changes in professional fees, travel expenses, and salary and benefits.

Income from discontinued operations. The decrease from the second quarter of 2014 as compared to the second quarter of 2013 is attributable to the gain of approximately $1.8 million from the recognition of the sale of the Ohio Properties in the first quarter of 2013. There were no discontinued operations reported in the first quarter of 2014.

Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013 (Partnership Only)
Changes in Results of Operations

	For Six Months Ended June 30, 2014	For Six Months Ended June 30, 2013	Dollar Change
Revenues:
Property revenues	$6,284,564	$5,251,478	$1,033,086
Investment income	12,912,975	13,066,199	(153,224)
Gain on mortgage revenue bonds - sale and redemption	3,684,898	—	3,684,898
Contingent interest income	—	6,497,160	(6,497,160)
Other interest income	450,900	1,341,165	(890,265)
Other income	—	250,000	(250,000)
Total revenues	23,333,337	26,406,002	(3,072,665)
Expenses:
Real estate operating (exclusive of items shown below)	3,457,691	2,838,950	618,741
Realized loss on taxable property loan	—	4,557,741	(4,557,741)
Provision for loan loss	—	96,000	(96,000)
Provision for loss on receivables	—	241,698	(241,698)
Depreciation and amortization	2,676,179	2,553,781	122,398
Interest	4,570,400	2,962,622	1,607,778
General and administrative	2,669,805	2,111,935	557,870
Total expenses	13,374,075	15,362,727	(1,988,652)
Net income	9,959,262	11,043,275	(1,084,013)
Income from discontinued operations (including gain on sale of MF Properties of $1,775,527 the first quarter of 2013)	—	2,099,906	(2,099,906)
Net income	9,959,262	13,143,181	(3,183,919)
Net (loss) income attributable to noncontrolling interest	(477)	323,497	(323,974)
Net income - America First Multifamily Investors, L.P.	$9,959,739	$12,819,684	$(2,859,945)

Property revenues. Property revenues increased approximately $1.0 million from the first half of 2013 to the first half of 2014 due to offsetting factors. Approximately $744,000 of the increase was attributable to the Woodland Park which became an MF Property effective June 1, 2013 after the completion of the foreclosure of the property’s mortgage revenue bond (see Note 7 to the consolidated financial statements). In addition, approximately $362,000 was attributable to the net increase in the existing MF Properties’ increased occupancy. The MF Properties averaged monthly rent of approximately $628 per unit in the first half of 2014 as compared with $606 per unit in the first half of 2013.

Investment income.   Investment income includes interest earned on mortgage revenue bonds, PHC Certificates, and MBS. This income decreased in the first half of 2014 as compared to the first half of 2013 by approximately $153,000 due to offsetting factors. The decrease is partially due to approximately $4.9 million of investment income due to the recognition of the Ohio sale in first quarter of 2013, the redemption of the Iona Lakes mortgage revenue bond and the completion of the foreclosure of the Woodland Park mortgage revenue bond in the second quarter of 2013, and the redemption of the Lost Creek mortgage revenue bond in the first quarter 2014. This decrease is offset by an approximate $5.0 million increase in investment income as the result of the addition of the Greens Property, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Avistar on the Hills Apartments, Avistar at the Oaks Apartments, Avistar in 09 Apartments, Vantage at Harlingen Apartments, Tyler Park Townhomes, Westside Village, Copper Gate, The Palms at Premier Park, The Suites on Paseo, Harden Ranch Apartments and Decatur-Angle Apartments mortgage revenue bonds and the MBS.

Gain on mortgage revenue bonds - sale and redemption.  The Company realized an approximate $2.8 million gain on the redemption of the Lost Creek mortgage revenue bond and an approximate $873,000 gain on the sale of the Autumn Pines mortgage revenue bond in February 2014 and April 2014, respectively. There was no gain realized on the sale or redemptions of mortgage revenue bonds in the first half of 2013.

Contingent interest income. The Company realized approximately $6.5 million of contingent interest income upon the redemption of the Iona Lakes mortgage revenue bond in June 2013 (see Note 4). There was no contingent interest income realized in 2014.

Other interest income. Other interest income is comprised mainly of interest income on taxable property loans held by the Partnership. The decrease in other interest income from the first half of 2014 as compared to the first half of 2013 is attributable to taxable interest income from the taxable property loans which are securitized by the Ohio Properties and recognized in the prior year when the Company was able to recognize the sale of the Ohio Properties (see Note 9).

Other income. Other income recognized in 2013 is a guarantee fee received from the General Partner owner of the Ohio Properties (see Note 9). There was no other income recognized in 2014.

Real estate operating expenses.  The net increase in real estate operating expenses from the first half of 2013 to the first half of 2014 was related to offsetting factors. Approximately $404,000 of the increase was related to Woodland Park which became an MF Property effective June 1, 2013 and approximately $194,000 of the increase was related to the existing MF Properties normal operating increases in salaries, utilities, insurance, real estate taxes, and repair and maintenance expenses. Offsetting these increases was a decrease of approximately $106,000 in Glynn Place’s repair expenses.

Realized loss on taxable property loan. In June 2013, the Partnership redeemed its interest in the Iona Lakes mortgage revenue bond for approximately $21.9 million. This redemption resulted in the realization of an approximate $4.6 million loss on a taxable property loan. There was no realized loss on taxable property loans reported in the first half of 2014 (see Note 4).

Provision for loan loss. The Company periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment. During the second quarter of 2013, the Company determined a portion of the taxable property loans were potentially impaired and an additional provision for loan loss should be recorded.   A provision for loan loss and an associated loan loss reserve of $96,000 was recorded against the Cross Creek taxable property loan in the second quarter of 2013. There was no provision for loan loss or associated loan loss reserve in the first half of 2014.

Provision for loss on receivables. A quarterly provision for loss was recorded on the interest receivable from the Woodland Park mortgage revenue bond until the foreclosure was completed on May 29, 2013. There is no expense for the first half of 2014.

Depreciation and amortization expense.  Depreciation results primarily from the apartment properties of the MF Properties. Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB Credit Facilities. The net increase in depreciation and amortization when comparing the first half of 2014 to the first half of 2013 was the result of offsetting factors. There was an approximate $281,000 increase in depreciation and amortization expense related to Woodland Park which became an MF property effective June 1, 2013 and an approximate $74,000 increase related to the additional depreciation expense reported on the existing properties’ asset additions. These increases were offset by an approximate $219,000 decrease in in-place lease amortization related to the The Colonial, f/k/a Maples on 97th, as these were fully amortized in 2013.

Interest expense. The net increase in interest expense in the first half of 2014 as compared to the first half of 2013 was partly due to an approximate $746,000 increase between the two periods resulting from the change in the mark to market adjustment of the Company’s derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. In addition, an increase of approximately $912,000 resulted from higher average outstanding debt principal between the two periods. The Company’s borrowing cost averaged approximately 2.5% per annum for the first half of 2014 and 2013.

General and administrative expenses. The increase in general and administrative expenses when comparing the first half of 2014 to the first half of 2013 is attributable to approximately $325,000 increased administrative fees payable to AFCA 2 related to the acquisition of mortgage revenue bonds secured by Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Avistar at the Oaks Apartments, Avistar on the Hills Apartments, Avistar in 09 Apartments, Vantage at Harlingen Apartments, Tyler Park Townhomes, Westside Village, Copper Gate, The Palms at Premier Park, The Suites on Paseo, Harden Ranch Apartments, and Decatur-Angle Apartments. In addition the Partnership realized an increase of approximately $267,000 in professional fees and salary and benefits.

Income from discontinued operations. The decrease from the first half of 2014 as compared to the first half of 2013 is attributable to the gain of approximately $1.8 million from the recognition of the sale of the Ohio Properties in the first quarter of 2013. There were no discontinued operations reported in the first half of 2014.

Liquidity and Capital Resources

Interest earned on the mortgage revenue bonds, including those financing properties held by Consolidated VIEs, and mortgage investment income earned on the PHC Certificates and the MBS represents the Partnership’s principal source of cash flow.  The Partnership may also receive interest payments on its taxable property loans, earnings on temporary investments and cash distributions from equity interests held in MF Properties.  Interest is primarily comprised of base interest payments received on the Partnership’s mortgage revenue bonds, PHC Certificates and MBS.  Certain of the mortgage revenue bonds may also generate payments of contingent interest to the Partnership from time to time when the underlying apartment properties generate excess cash flow.  Because base interest on each of the Partnership’s mortgage revenue bonds and MBS is fixed, the Partnership’s cash receipts tend to be fairly constant quarter to quarter unless the Partnership acquires or disposes of its investments in mortgage revenue bonds.  Changes in the economic performance of the properties financed by mortgage revenue bonds with a contingent interest provision will affect the amount of contingent interest, if any, paid to the Partnership.

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

Other sources of cash available to the Partnership include proceeds from debt financing, mortgages, and the sale of additional Beneficial Unit Certificates (“BUCs”).  As of June 30, 2014, the Company has outstanding debt financing of $244.5 million under separate credit facilities and mortgages of $69.5 million secured by seven MF Properties.

In June 2014, the Partnership committed to the purchase of an approximate $40.3 million par value mortgage revenue bond secured by the Live 929 Apartments, with a 5.78% stated interest. This investment will close upon execution of a $35.0 million TOB Trust under the existing TOB structure (see Notes 4 and 10). At June 30, 2014 the $35.0 million obligation is reported on the balance sheet as Due upon settlement of Live 929 Apartments. This amount will be converted into a TOB financing upon settlement. The remaining cash to close the commitment, approximately $5.3 million, will be paid when the TOB Trust is executed and is currently reported in accounts payable and accrued expenses on the balance sheet (see Notes 4 and 10).

In March 2014, the Company executed a new TOB Trust under its credit facility with DB securitizing the Decatur-Angle mortgage revenue bond borrowing $17.3 million. The facility has a variable interest rate tied to SIFMA and matures in February 2015. On the date of closing the total fixed TOB Trust fee was approximately 1.5% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.3% resulting in a total cost of borrowing of approximately 1.8%. The outstanding balance remains at approximately $17.3 million on June 30, 2014. In July 2014, the Company entered into a new TOB Trust which replaces this TOB Trust (see Notes 10 and 18).

As of June 30, 2014, the total costs of borrowing by investment type:

•	range between approximately 2.0% and 2.4% for the TOB Trusts securitized by mortgage revenue bonds

•	range between approximately 1.0% and 1.1% for the MBS TOB Trusts; and

•	approximate 2.3% for the PHC Trust Certificates TOB Trusts

In addition to the debt facilities, the Company has seven outstanding mortgage loans collateralized by seven MF Properties. The total outstanding mortgage loan principal is approximately $69.5 million. These mortgages carry current interest rates ranging from 2.7% to 5.9% with maturity dates ranging from July 2014 to March 2020 (see Note 11 to the consolidated financial statements).

In November 2013, a Registration Statement on Form S-3 was declared effective by the SEC under which the Partnership may offer up to $225.0 million of additional BUCs from time to time. In December 2013, the Partnership issued an additional 8,280,000 BUCs through an underwritten public offering at a public offering price of $6.25 per BUC pursuant to this new Registration Statement. Net proceeds realized by the Partnership from the issuance of these BUCs were approximately $48.2 million after payment of an underwriter’s discount and other offering costs of approximately $3.5 million. In January and February 2014, the Partnership issued an additional 9,200,000 BUCs through an underwritten public offering at a public offering price of $5.95 per BUC pursuant to this Registration Statement. Net proceeds realized by the Partnership from the issuance of these BUCs were approximately $51.4 million after payment of an underwriter’s discount and other offering costs of approximately $3.5 million.

The Partnership’s principal uses of cash are the payment of distributions to unitholders, interest and principal on debt financing, and general and administrative expenses. The Partnership also uses cash to acquire additional investments.  Distributions to unitholders may increase or decrease at the determination of the General Partner.  The per unit cash available for distribution primarily depends on the amount of interest and other cash received by the Partnership from its portfolio of mortgage revenue bonds and other investments, the amount of the Partnership’s outstanding debt and the effective interest rates paid by the Partnership on this debt, the level of operating and other cash expenses incurred by the Partnership and the number of units outstanding. During the three and six months ended June 30, 2014, the Partnership generated cash available for distribution of $0.09 and $0.22 per unit, respectively. During the three and six months ended June 30, 2013, the Partnership generated cash available for distribution of $0.125 and $0.25 per unit, respectively, These cash available for distributions from earnings are compared to a distribution of $0.125 and $0.25 per unit for each of the 2014 periods, respectively. See “Cash Available for Distribution,” after the next section heading. The General Partner believes that upon completion of its current investment and financing plans, the Partnership will continue to meet its liquidity requirements, including the payment of expenses, interest on its debt financing, and cash distributions to unitholders at the current level of $0.50 per unit per year without the use of unrestricted cash. However, if actual results vary from current projections and the actual CAD generated is less than the new regular distribution, such distribution amount may need to be reduced.

The Partnership’s operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 40% and 60% of the total par value of the Partnership’s mortgage revenue bond portfolio.   As of June 30, 2014, the total par value of the Partnership’s total bond portfolio is approximately $344.9 million. The outstanding debt financing arrangements securitized with mortgage revenue bonds include the six TOB facilities with DB, the 2010 TEBS financing agreement with Freddie Mac, and the due upon settlement obligation which was closed into a TOB Trust in July 2014. These debt financing arrangements and the settlement obligation have an outstanding balance of $200.8 million in total as of June 30, 2014.  This calculates to a leverage ratio of 58%.  The Partnership’s operating policy is to use securitizations or other forms of leverage to maintain a level of debt financing between 60% and 80% of the total par value of the Partnership’s other investments. The Partnership also has eight outstanding PHC and MBS TOB facilities at June 30, 2014, which have total outstanding borrowings of $78.7 million. These are securitizations of its PHC Certificates and MBS. The par value of its PHC Certificates and MBS is $102.6 million, which calculates to a leverage ratio of 77%. Additionally, the MF Properties are encumbered by mortgage loans with an aggregate principal balance of approximately $69.5 million.  These mortgage loans mature at various times from July 2014 through March 2020 (see Note 11 to the consolidated financial statements). The debt financing, settlement obligation, and mortgage loans total of $349.0 million which results in a leverage ratio to Partnership Total Assets of 52%.

The Consolidated VIEs’ and MF Properties’ primary sources of cash are net rental revenues generated by their real estate investments. Net rental revenues from a multifamily apartment property depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market area in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of an apartment property.

The Consolidated VIEs’ and MF Properties’ primary uses of cash are the payment of operating expenses and the payment of debt service.

On a consolidated basis, cash provided by operating activities increased by approximately $566,000 during the first half of 2014 as compared to first half of 2013 due to the decrease in income from continuing operations and changes in working capital components.  Cash used for investing activities increased approximately $45.4 million for the first half of 2014 as compared to the first half of 2013. In the first half of 2014, approximately $50.0 million of cash was used for mortgage revenue bond acquisitions, capital improvements, and interest rate derivatives. Offsetting this usage was an approximate $2.0 million received from the release of restricted cash in connection with the TOBS financing facilities and approximately $35.5 million received from the Lost Creek mortgage revenue bond redemption, the Autumn Pines mortgage revenue bond sale, and MBS sale. In the first half of 2013 the Company used approximately $83.5 million for the purchase of the mortgage revenue bonds and related taxable bonds, the purchase of MBS, the addition to restricted cash related to investments, and renovations on the MF Properties. Offsetting the use of cash, the Company received approximately $2.5 million from the release of construction restricted cash in connection with the Greens Property. In addition, the Company realized approximately $4.0 million in net cash related to the realization of the Ohio Properties sale and approximately $21.9 million from the Iona Lakes mortgage revenue bond redemption. The Company also received approximately $1.4 million from principal repayments related to investments. The Company had approximately $7.7 million less cash available from financing activities for the first half of 2014 as compared to the first half of 2013.  Financing cash flows in the first half of 2014 included approximately $51.2 million from the sale of beneficial unit certificates, approximately $17.3 million from a TOB financing, and approximately $14.7 million in construction loan borrowing. The Company used approximately $32.2 million to repay TOB financing facilities and mortgages payable (see Notes 10 and 11) and approximately $14.7 million to pay distributions. Financing cash flows in the first half of 2013 included approximately $48.5 million of cash from the TOB Trust and Line of Credit borrowings and $7.5 million of cash from borrowing on The Colonial, f/k/a Maples on 97th, offset by the use of cash to pay distributions and principal payments on debt.

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
While some properties have been negatively affected, overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents and non-revenue units such as model units and employee units) of the apartment properties that the Partnership has financed with mortgage revenue bonds was approximately 84% for the first six months of 2014 and approximately 88% for the first six months of 2013.  Overall economic occupancy of the MF Properties was approximately 85% for the first six months of 2014 and approximately 81% for the first six months of 2013. Based on the growth statistics in the markets these property operate, we expect to see a modest improvement in property operations and profitability.

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

For the three and six months ended June 30, 2014 CAD included income from two transactions which may not recur in future quarters. For the three and six months ended June 30, 2014 the Partnership reported $0.09 and $0.21, respectively, of CAD per unit. For the three and six months ended June 30, 2014, CAD includes approximately $0.011 of CAD per unit (approximately $650,000 of CAD) from the sale of the Autumn Pines bond. For the six months ended June 30, 2014, CAD includes approximately $0.037 of CAD per unit (approximately $2.1 million of CAD) from the redemption of the Lost Creek mortgage revenue bond. The sale and redemption gains were Tier 2 income with 25% allocated to the General Partner.

Distributions

The Partnership has made annual cash distributions of $0.50 per unit since 2009. Since realized CAD per unit was less than $0.50 per unit in fiscal years 2013, 2012, and 2011, the Partnership paid approximately $4.0 million, $5.8 million, and $3.9 million of the distribution, respectively, using unrestricted cash to supplement the deficit which was a return of capital to shareholders. The Partnership has historically supplemented its cash available for distribution with unrestricted cash when necessary and expects to continue to do so until the Partnership is able to complete its current plans to invest the net proceeds realized by the Partnership from the issuance of BUCs in January and February 2014 on a leveraged basis. The General Partner has identified a pipeline of mortgage revenue bonds it intends to acquire during the balance of 2014 and is actively performing due diligence on these mortgage revenue bonds to ensure they meet the Partnership’s investment criteria. The General Partner is also working with the Partnership’s primary lenders to finance a portion of the acquisition of these bonds and believes that upon completion of its current investment and financing plans, the Partnership will be able to generate sufficient CAD to maintain cash distributions to shareholders at the current level of $0.50 per unit per year without the use of other available cash. However, there is no assurance that the Partnership will be able to generate CAD at levels in excess of the current annual distribution rate. In that case, the annual distribution rate per unit may need to be reduced.

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income as determined in accordance with GAAP to its CAD):

	For Three Months Ended June 30, 2014	For Three Months Ended June 30, 2013	For Six Months Ended June 30, 2014	For Six Months Ended June 30, 2013
Net income - America First Multifamily Investors L.P.	$3,658,457	$3,955,160	9,705,286	12,276,586
Net loss related to VIEs and eliminations due to consolidation	141,682	302,139	254,453	543,098
Net income before impact of VIE consolidation	$3,800,139	$4,257,299	9,959,739	12,819,684
Change in fair value of derivatives and interest rate derivative amortization	434,071	(240,904)	609,908	(136,246)
Depreciation and amortization expense (Partnership only)	1,293,553	1,315,322	2,676,179	2,553,781
Tier 2 Income distributable to the General Partner (1)	(218,295)	(484,855)	(927,106)	(484,855)
Deposit liability gain - sale of the Ohio Properties (2)	—	—	—	(1,775,527)
Developer income (3)	44,000	396,000	132,000	396,000
Provision for loan loss	—	96,000	—	96,000
Provision for loss on receivables	—	3,523	—	241,698
Depreciation and amortization related to discontinued operations	—	4,223	—	8,453
Bond purchase discount accretion (net of cash received)	(2,393)	178,721	(25,869)	131,446
Greens Property deferred interest and reversal of deferral	—	166,268	—	332,794
Ohio Properties deferred interest and reversal of deferral	—	—	—	(3,517,258)
CAD	$5,351,075	$5,691,597	12,424,851	10,665,970
Weighted average number of units outstanding,
basic and diluted	60,252,928	42,772,928	58,595,469	42,772,928
Net income, basic and diluted, per unit	$0.05	$0.09	0.15	0.28
Total CAD per unit	$0.09	$0.13	0.21	0.25
Distributions per unit	$0.125	$0.125	0.250	0.250

(1) As described in Note 2 to the consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the shareholders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner. For the three and six months ended June 30, 2014, the Company realized the sale of the Autumn Pines bond which resulted in an approximate $873,000 gain and Tier 2 income due to the General Partner of approximately $218,000. For the six months ended June 30, 2014, the Company realized the redemption of the Lost Creek bond which resulted in an approximate $2.8 million gain and Tier 2 income due to the General Partner of approximately $709,000. For the quarter ended June 30, 2013, the Company realized approximately $1.9 million net gain and Tier 2 income due to the General Partner of approximately $485,000 from the Iona Lakes mortgage revenue bond redemption.
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

Contractual Obligations

As discussed in the Company’s Annual report on Form 10-K, the debt and mortgage obligations of the Company consist of scheduled principal payments on the TOB financing facilities, the TEBS credit facility with Freddie Mac, and payments on the MF Property mortgages.

The Partnership has the following contractual obligations as of June 30, 2014:

	Payments due by period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Debt financing	$244,468,000	$168,447,000	$1,914,000	$74,107,000	$—
Mortgages payable	$69,547,725	$15,532,536	$32,185,458	$—	$21,829,731
Effective interest rate(s) (1)		2.68%	2.71%	3.31%	3.25%
Interest (2)	$13,949,740	$4,886,382	$6,687,599	$1,666,293	$709,466
Bond purchase commitment	$47,252,873	$—	$47,252,873	$—	$—

(1)	Interest rates shown are the average effective rates as of June 30, 2014 and include the impact of our interest rate derivatives.

(2)	Interest shown is estimated based upon current effective interest rates through maturity.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition guidance in Topic 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services. This standard is effective for annual reporting periods beginning after December 15, 2016. The Partnership is still evaluating the impact of this pronouncement on the consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 raises the threshold for disposals to qualify as discontinued operations. It also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The ASU is effective for fiscal years beginning after December 15, 2014, and interim periods within those years.  The Partnership is still evaluating the impact of this pronouncement on the consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk, except as discussed below, from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of the Company’s 2013 Annual Report on Form 10-K.

In order to mitigate its exposure to interest rate fluctuations on the 2010 variable rate TEBS financing, the Partnership entered into interest rate cap agreements with Barclays Bank PLC, Bank of New York Mellon and Royal Bank of Canada, each in an initial notional amount of  approximately $31.9 million which effectively limits the interest payable by the Company on the 2010 TEBS financing to a fixed rate of 3.0% per annum on the combined notional amounts of the interest rate cap agreements through August 2017.  The interest rate cap plus the Facility Fees result in a maximum potential cost of borrowing on the 2010 TEBS financing of 4.9% per annum.

The following table outlines the interest rate caps the Company has in place as of June 30, 2014:

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

In February 2014, the Company entered into two interest rate cap agreements with SMBC Capital Markets, Inc. for a notional amount of $70.0 million with an effective start date of March 1, 2014. These agreements effectively limit the interest component of the TOB financing correlated with the SIFMA index to a maximum of 1.0% on $70.0 million of the outstanding borrowings on the MBS TOB financing facilities and the PHC Certificates TOB financing facilities to 1.0% through a three year term ending March 1, 2017. These interest rate cap contracts cost approximately $390,000 and do not qualify for hedge accounting, therefore, changes in the estimated fair value of the interest rate derivatives are included in earnings.

On July 30, 2013, the Company purchased a new interest rate derivative with a notional amount of $93.3 million which represents the amount outstanding on the 2010 TEBS financing facility at August 1, 2013.  The maturity date of this interest rate derivative is September 1, 2017 and the effective capped interest rate is 1.5%.  On July 30, 2013, the Company also sold a new interest rate derivative to the same counterparty which had the same notional amount of $93.3 million and an effective capped interest rate of 3.0%.  The total cost of these two interest rate derivatives was approximately $800,000 and the derivative contracts do not qualify for hedge accounting and therefore, changes in the estimated fair value of the interest rate derivatives are included in earnings.  This interest rate corridor transaction effectively reduced the capped interest rate from 3.0% to 1.5% on the 2010 TEBS financing facility through the maturity date of the interest rate derivative contracts. In August 2013, the Company executed a master netting agreement with DB, which is the counterparty to these interest rate derivative contracts and is also the provider of the Company’s TOB financing facilities. The Company was refunded $500,000 of posted cash collateral on the TOB financing facilities upon the execution of this master netting agreement. There are no amounts reported on a net basis related to the Company’s interest rate derivative contracts as of June 30, 2014 or December 31, 2013.

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $434,000 and $610,000 for the three and six months ended June 30, 2014, respectively. The change in the fair value of these derivative contracts resulted in an decrease in interest expense of approximately $241,000 and $136,000 for the three and six months ended June 30, 2013, respectively.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures.  The Chief Executive Officer and Acting Chief Financial Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s current disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  The Chief Executive Officer and Acting Chief Financial Officer has determined that there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recent fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Company are described in Item 1A “Risk Factors” of the Company’s 2013 Annual Report on Form 10-K. There have been no material changes from these previously disclosed risk factors for the three and six months ended June 30, 2014.

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
31.1  Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2  Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1  Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2  Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) the Condensed Consolidated Statements of Partners’ Capital for the three and six months ended June 30, 2014 and 2013, (v) the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2014 and 2013, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

Date: August 8, 2014	By:	/s/ Mark Hiatt
Mark Hiatt
Acting Chief Financial Officer
Chief Executive Officer