Form 10-Q
period 2014-09-30
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2014-11-06
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1A	Risk Factors	80
Item 6	Exhibits	80

SIGNATURES	82

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

These forward-looking statements are subject to various risks and uncertainties, including those relating to:

•	current maturities of our financing arrangements and our ability to renew or refinance such financing arrangements;

•	defaults on the mortgage loans securing our mortgage revenue bonds and mortgage-backed securities;

•	risks associated with investing in multifamily apartments, including changes in business conditions and the general economy;

•	changes in short-term interest rates;

•	our ability to use borrowings to finance our assets;

•	current uncertain economic and credit market conditions

•	changes in the United States Department of Housing and Urban Development Capital Fund Program; and

•	changes in government regulations affecting our business;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$64,511,676	$11,318,015
Restricted cash	11,108,005	6,845,543
Interest receivable	5,176,170	3,342,038
Mortgage revenue bonds held in trust, at fair value (Notes 4 & 10)	350,940,711	216,371,801
Mortgage revenue bonds, at fair value (Note 4)	53,848,411	68,946,370
Public housing capital fund trusts, at fair value (Note 5)	60,537,086	62,056,379
Mortgage-backed securities, at fair value (Note 6)	38,878,702	37,845,661
Real estate assets: (Note 7)
Land and improvements	11,083,192	11,081,992
Buildings and improvements	131,479,005	111,195,695
Real estate assets before accumulated depreciation	142,562,197	122,277,687
Accumulated depreciation	(23,063,099)	(19,128,753)
Net real estate assets	119,499,098	103,148,934
Other assets (Note 8)	31,508,014	24,358,291
Total Assets	$736,007,873	$534,233,032

Liabilities
Accounts payable, accrued expenses and other liabilities	$7,401,339	$5,450,694
Distribution payable	7,607,692	6,446,076
Debt financing (Note 10)	346,957,000	257,274,000
Mortgages payable (Note 11)	72,585,842	57,087,320
Bond purchase commitment - fair value adjustment (Notes 4 & 16)	—	4,852,177
Total Liabilities	434,551,873	331,110,267

Commitments and Contingencies (Note 16)

Partners' Capital
General Partner (Note 2)	491,349	16,671
Beneficial Unit Certificate holders	321,855,180	223,573,312
Unallocated deficit of Consolidated VIEs	(20,875,581)	(20,455,896)
Total Partners' Capital	301,470,948	203,134,087
Noncontrolling interest (Note 7)	(14,948)	(11,322)
Total Capital	301,456,000	203,122,765
Total Liabilities and Partners' Capital	$736,007,873	$534,233,032

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues:
Property revenues	$4,474,551	$4,299,376	$12,345,539	$11,984,229
Investment income	6,958,323	5,247,808	19,405,356	17,559,622
Gain on mortgage revenue bonds - sale and redemption	—	—	3,684,898	—
Contingent interest income	—	—	—	6,497,160
Other interest income	222,074	216,993	672,974	1,558,158
Other income	188,000	—	188,000	250,000
Total revenues	11,842,948	9,764,177	36,296,767	37,849,169
Expenses:
Real estate operating (exclusive of items shown below)	2,590,602	2,609,955	6,961,065	6,982,316
Realized loss on taxable property loan	—	—	—	4,557,741
Provision for loan loss	75,000	72,000	75,000	168,000
Provision for loss on receivables	—	—	—	241,698
Depreciation and amortization	1,829,086	1,762,224	4,967,428	5,004,682
Interest	2,633,892	2,325,372	7,204,292	5,287,994
General and administrative	1,409,688	985,778	4,079,493	3,097,713
Total expenses	8,538,268	7,755,329	23,287,278	25,340,144
Income from continuing operations	3,304,680	2,008,848	13,009,489	12,509,025
Income from discontinued operations (including gain on sale of MF Properties of $1,401,656 for the three months ended September 30, 2013 and $3,177,183 for the nine months ended September 30, 2013)	—	1,342,498	—	3,442,404
Net income	3,304,680	3,351,346	13,009,489	15,951,429
Net (loss) income attributable to noncontrolling interest	(3,149)	(59,913)	(3,626)	263,584
Net income - America First Mulitfamily Investors, L.P.	$3,307,829	$3,411,259	$13,013,115	$15,687,845

Net income (loss) allocated to:
General Partner	$34,731	$373,696	$1,024,350	$1,393,480
Limited Partners - Unitholders	3,438,330	3,356,268	12,408,450	15,156,168
Unallocated loss of Consolidated Property VIEs	(165,232)	(318,705)	(419,685)	(861,803)
Noncontrolling interest	(3,149)	(59,913)	(3,626)	263,584
	$3,304,680	$3,351,346	$13,009,489	$15,951,429
Unitholders' interest in net income per unit (basic and diluted):
Income from continuing operations	$0.06	$0.05	$0.21	$0.27
Income from discontinued operations	—	0.03	—	0.08
Net income, basic and diluted, per unit	$0.06	$0.08	$0.21	$0.35
Distributions declared, per unit	$0.125	$0.125	$0.375	$0.375
Weighted average number of units outstanding, basic and diluted	60,252,928	42,772,928	59,154,027	42,772,928

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income	$3,304,680	$3,351,346	$13,009,489	$15,951,429
Unrealized gain (loss) on securities arising during the period	16,179,249	(19,159,797)	52,089,784	(24,636,006)
Net realized (gain) loss on securities included in earnings during the period	—	—	(2,153,764)	—
Unrealized gain (loss) on bond purchase commitments	2,634,574	(4,865,535)	7,821,118	(4,865,535)
Comprehensive income (loss) - America First Multifamily Investors, L.P.	$22,118,503	$(20,673,986)	$70,766,627	$(13,550,112)

Comprehensive income (loss) allocated to:
General Partner	$222,869	$133,443	$1,601,921	$1,098,465
Limited Partners - Unitholders	22,064,015	(20,428,811)	69,588,017	(14,050,358)
Unallocated loss of Consolidated Property VIEs	(165,232)	(318,705)	(419,685)	(861,803)
Noncontrolling interest	(3,149)	(59,913)	(3,626)	263,584
Comprehensive income (loss) - America First Multifamily Investors, L.P.	$22,118,503	$(20,673,986)	$70,766,627	$(13,550,112)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 and 2013
(UNAUDITED)

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non- controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$16,671	51,052,928	$223,573,312	$(20,455,896)	$(11,322)	$203,122,765	$(20,128,314)
Sale of beneficial unit certificates	—	9,200,000	51,288,699	—	—	51,288,699	—
Redemption and sale of mortgage revenue bonds	(24,137)		(2,389,576)	—	—	(2,413,713)	(2,413,713)
Sale of MBS	2,599		257,350	—	—	259,949	259,949
Distributions paid or accrued	(1,127,243)		(22,594,848)	—	—	(23,722,091)	—
Net income (loss)	1,024,350		12,408,450	(419,685)	(3,626)	13,009,489	—
Unrealized gain on securities	520,898		51,568,886	—	—	52,089,784	52,089,784
Unrealized gain on bond purchase commitment	78,211		7,742,907	—	—	7,821,118	7,821,118
Balance at September 30, 2014	$491,349	60,252,928	$321,855,180	$(20,875,581)	$(14,948)	$301,456,000	$37,628,824

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non- controlling Interest	Total	Accumulated Other Comprehensive Income
Balance at January 1, 2013	$(430,087)	42,772,928	$207,383,087	$(25,035,808)	$2,053,739	$183,970,931	$7,161,381
Deconsolidation of Ohio Properties	14,064		1,392,303	—	(1,012,966)	393,401	1,406,367
Deconsolidation of Greens Properties	—		—	—	(1,314,018)	(1,314,018)	—
Redemption of mortgage revenue bond (Note 4)	(6,518)		(645,331)	—	—	(651,849)	(651,849)
Bond foreclosure (Note 4)	40,807		4,039,927	—	—	4,080,734	4,080,734
Distributions paid or accrued	(632,180)		(16,039,848)	—	—	(16,672,028)	—
Net income (loss)	1,393,480		15,156,168	(861,803)	263,584	15,951,429	—
Unrealized loss on securities	(295,015)		(29,206,526)	—	—	(29,501,541)	(29,501,541)
Balance at September 30, 2013	$84,551	42,772,928	$182,079,780	$(25,897,611)	$(9,661)	$156,257,059	$(17,504,908)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For Nine Months Ended,
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net income	$13,009,489	$15,951,429
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization expense	4,967,428	5,014,542
Provision for loan loss	75,000	168,000
Provision for loss from receivables	—	241,698
Non-cash loss on derivatives	766,105	304,085
Bond premium/discount amortization	(141,259)	(249,476)
Gain on mortgage revenue bonds - sale and redemption	(3,684,898)	—
Gain on the sale of discontinued operations	—	(3,177,183)
Contingent interest realized upon the sale of the Iona Lakes mortgage revenue bond	—	(6,497,160)
Realized loss on taxable property loan	—	4,557,741
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(1,906,569)	(5,453,828)
Increase (decrease) in other assets	(1,111,332)	967,217
Increase in accounts payable and accrued expenses	(1,035,286)	(753,912)
Net cash provided by operating activities	10,938,678	11,073,153
Cash flows from investing activities:
Capital expenditures	(17,371,032)	(6,903,635)
Acquisition of mortgage revenue bonds	(107,770,827)	(72,752,000)
Acquisition of interest rate derivative	(1,382,900)	(793,000)
Proceeds from mortgage revenue bonds and MBS - sale and redemptions	35,483,230	21,935,343
Increase (decrease) in cash collateral deposits	1,999,973	(4,500,000)
Restricted cash - 2014 TEBS financing facility	(6,252,000)	—
Principal payments received on mortgage revenue bonds	6,665,718	1,776,418
(Increase) decrease in restricted cash	(475,208)	68,418
Net increase in notes receivable	(138,693)	(402,000)
Proceeds from the sale of discontinued operations	—	22,610,000
Investment in bonds due to the sale recognition of discontinued operations	—	(27,778,000)
Cash received from taxable property loans receivable - Ohio Properties	—	4,064,089
Change in restricted cash - Greens Property sale	—	2,546,363
Acquisition of mortgage-backed securities	—	(12,629,888)
Acquisition of taxable bonds	—	(2,918,000)
Deposit on MF Property	—	(100,000)
Net cash used in investing activities	(89,241,739)	(75,775,892)
Cash flows from financing activities:
Distributions paid	(22,560,474)	(16,838,315)
Proceeds from the sale of beneficial unit certificates	54,740,000	—
Payment of offering costs related to the sale of beneficial unit certificates	(3,451,301)	—
Proceeds from debt financing	168,795,000	42,530,000
Principal borrowings on mortgages payable	18,322,562	15,300,343
Principal payments on debt financing	(79,112,000)	(1,479,000)
Principal payments on mortgages payable	(2,824,041)	(261,179)
Principal borrowing on line of credit	—	16,015,900
Principal payments on line of credit	—	(8,565,900)
Increase (decrease) in liabilities related to restricted cash	475,208	(68,418)
Debt financing costs	(2,888,232)	(355,585)
Net cash provided by financing activities	131,496,722	46,277,846
Net increase (decrease) in cash and cash equivalents	53,193,661	(18,424,893)
Cash and cash equivalents at beginning of period, including cash and cash equivalents of discontinued operations of $0 and $158,727, respectively	11,318,015	30,331,500
Cash and cash equivalents at end of period	$64,511,676	$11,906,607

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)

	For Nine Months Ended,
	September 30, 2014	September 30, 2013
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,043,660	$4,657,186
Distributions declared but not paid	7,607,693	5,400,622
Supplemental disclosure of non cash activities:
Capital expenditures financed through accounts and notes payable	3,005,210	1,110,092
Conversion of Woodland Park mortgage revenue bond to MF Property	—	15,662,000
Deconsolidation of the discontinued operations - noncontrolling interest	—	2,326,984
Recognition of taxable property loans receivable - discontinued operations	—	2,086,236

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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

The “Company” refers to the consolidated financial statements reported in this Form 10-Q which include the assets, liabilities, and results of operations of the Partnership, its Consolidated Subsidiaries (defined below) and two entities in which the Partnership does not hold an ownership interest but which own multifamily apartment properties financed with mortgage revenue bonds held by the Partnership and which are treated as variable interest entities (“VIEs”) of which the Partnership has been determined to be the primary beneficiary (the “Consolidated VIEs”). On September 30, 2014, the Consolidated Subsidiaries of the Partnership consist of:

•
ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created in 2010 to hold mortgage revenue bonds in order to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing with Freddie Mac (Note 10).

•
ATAX TEBS II, LLC, a special purpose entity owned and controlled by the Partnership, created in 2014 to hold mortgage revenue bonds in order to facilitate the second TEBS Financing with Freddie Mac (Note 10).

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The accompanying interim unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. These condensed consolidated financial statements and notes have been prepared consistently with the 2013 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2014, and the results of operations for the interim periods presented have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

Subsequent to the issuance of the Company’s financial statements on Form 10-K for the period ended December 31, 2013, certain amounts included in the Consolidated Balance Sheet have been restated to correct an error related to the presentation of interest receivable on taxable loans.  Such correction recorded the loan loss reserve related to interest receivable against the interest receivable line of the consolidated balance sheet rather than against the other assets line, which includes the principle amount of taxable loans.   This correction resulted in a decrease in interest receivable and an increase in other assets of approximately $6.2 million.  This correction did not have an impact on total assets as reported in the Consolidated Balance Sheets and did not have an impact on the Consolidated Statements of Operations for all periods presented. The statement of cash flows has also been restated to reflect this adjustment.

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

At September 30, 2014 and December 31, 2013, the Partnership determined that five of the entities financed by mortgage revenue bonds owned by the Partnership were held by VIEs.  These VIEs were Ashley Square, Bent Tree, Bruton Apartments, Cross Creek, and Fairmont Oaks. The Partnership then determined that it is the primary beneficiary of two of these VIEs; Bent Tree and Fairmont Oaks and has continued to consolidate these entities. As of September 30, 2013, a fifth entity, Lake Forest, which is also financed by a mortgage revenue bond owned by the Partnership, was held by a VIE. Effective December 1, 2013, the ownership of Lake Forest became a not-for-profit entity and Lake Forest ceased to be reported as a Consolidated VIE.

The Partnership does not hold an equity interest in these VIEs. Therefore, the assets of the VIEs cannot be used to settle the general commitments of the Partnership and the Partnership is not responsible for the commitments and liabilities of the VIEs.  The primary risks to the Partnership associated with these VIEs relate to the entities’ ability to meet debt service obligations to the Partnership and the valuation of the underlying multifamily apartment property which serves as bond collateral.

The following is a discussion of the significant judgments and assumptions made by the Partnership in determining the primary beneficiary of the VIE and, therefore, whether the Partnership must consolidate the VIE.

Consolidated VIEs

In determining the primary beneficiary of these VIEs, the Partnership considers the activities of the VIE which most significantly impact the VIEs’ economic performance, who has the power to control such activities, the risks which the entities were designed to create, the variability associated with those risks and the interests which absorb such variability.  The Partnership also considers the related party relationship of the entities involved in the VIEs.  At September 30, 2014 and December 31, 2013, the Partnership determined it is the primary beneficiary of the Bent Tree and Fairmont Oaks VIEs. The capital structure of Bent Tree and Fairmont Oaks VIEs consists of senior debt, subordinated debt, and equity capital. The senior debt is in the form of a mortgage revenue bond and accounts for the majority of the VIEs’ total capital. As the bondholder, the Partnership is entitled to principal and interest payments and has certain protective rights as established by the bond documents. The equity ownership of the consolidated VIEs is ultimately held by corporations which are owned by four individuals, two of which are related parties.  Additionally, each of these properties is managed by an affiliate of the Partnership, America First Properties Management Company, LLC (“Properties Management”) which is an affiliate of Burlington Capital Group, LLC (“Burlington”).

Non-Consolidated VIEs

The Company did not consolidate three VIE entities, Ashley Square, Bruton Apartments, and Cross Creek as of September 30, 2014 based on its determination of the primary beneficiary of these three VIE entities. As discussed below, while the capital structures of these VIEs resulted in the Partnership holding a majority of the variable interests in these VIEs, the Partnership determined it does not have the power to direct the activities of these VIEs that most significantly impact the VIEs’ economic performance and, as a result, is not the primary beneficiary of these VIEs.

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

Bruton Apartments - Bruton Apartments Ltd. is the owner of Bruton Apartments. On August 1, 2014 Burton Apartments Ltd. entered into a new operating agreement with unaffiliated investors. At the time the mortgage revenue bonds were issued and purchased by the Partnership the unaffiliated investors had not contributed sufficient equity at risk pursuant to the Consolidation guidance. As a result Bruton Apartments is considered a VIE. As the Partnership does not have the power to direct the activities that most significantly impact the economic performance of the entity as such, the Partnership does not consolidate this VIE.

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

The following table presents information regarding the carrying value and classification of the assets held by the Partnership as of September 30, 2014 which constitute a variable interest in Ashley Square, Bruton Apartments, and Cross Creek.

	Balance Sheet Classification	Carrying Value	Maximum Exposure to Loss
Ashley Square Apartments
Mortgage Revenue Bond	Bond Investment	$5,583,142	$5,174,000
Taxable Property Loan	Other Asset	1,482,000	7,392,872
		$7,065,142	$12,566,872
Bruton Apartments
Mortgage Revenue Bond	Bond Investment	$19,295,756	$18,145,000

Cross Creek Apartments
Mortgage Revenue Bond	Bond Investment	$8,347,096	$6,067,212
Taxable Property Loans	Other Asset	3,498,615	3,498,615
		$11,845,711	$9,565,827

The mortgage revenue bonds are classified on the balance sheet as available for sale investments and are carried at fair value while taxable property loans are presented on the balance sheet as Other assets and are carried at the unpaid principal less any loan loss reserves.  See Note 4 for additional information regarding the mortgage revenue bonds and Note 8 for additional information regarding the taxable property loans.  The maximum exposure to loss for the mortgage revenue bonds is equal to the unpaid principal balance as of September 30, 2014.  The difference between the mortgage revenue bond’s carrying value and the maximum exposure to loss is a function of the fair value of the bond.  The difference between the taxable property loan’s carrying value and the maximum exposure is the value of loan loss reserves that have been previously recorded against the outstanding taxable property loan balances.

The following tables present the effects of the consolidation of the Consolidated VIEs on the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

Condensed Consolidating Balance Sheets as of September 30, 2014 and December 31, 2013:

	Partnership as of September 30, 2014	Consolidated VIEs as of September 30, 2014	Consolidation -Elimination as of September 30, 2014	Total as of September 30, 2014
Assets
Cash and cash equivalents	$64,462,931	$48,745	$—	$64,511,676
Restricted cash	10,405,986	702,019	—	11,108,005
Interest receivable	5,846,747	—	(670,577)	5,176,170
Mortgage revenue bonds held in trust, at fair value	366,838,950	—	(15,898,239)	350,940,711
Mortgage revenue bonds, at fair value	53,848,411	—	—	53,848,411
Public housing capital fund trusts, at fair value	60,537,086	—	—	60,537,086
Mortgage-backed securities, at fair value	38,878,702	—	—	38,878,702
Real estate assets:
Land and improvements	9,246,792	1,836,400	—	11,083,192
Buildings and improvements	110,347,211	21,131,794	—	131,479,005
Real estate assets before accumulated depreciation	119,594,003	22,968,194	—	142,562,197
Accumulated depreciation	(12,646,878)	(10,416,221)	—	(23,063,099)
Net real estate assets	106,947,125	12,551,973	—	119,499,098
Other assets	42,146,347	322,924	(10,961,257)	31,508,014
Total Assets	$749,912,285	$13,625,661	$(27,530,073)	$736,007,873

Liabilities
Accounts payable, accrued expenses and other liabilities	$6,873,724	$21,787,900	$(21,260,285)	$7,401,339
Distribution payable	7,607,692	—	—	7,607,692
Debt financing	346,957,000	—	—	346,957,000
Mortgages payable	72,585,842	14,776,000	(14,776,000)	72,585,842
Total Liabilities	434,024,258	36,563,900	(36,036,285)	434,551,873
Partners' Capital
General Partner	491,349	—	—	491,349
Beneficial Unit Certificate holders	315,411,626	—	6,443,554	321,855,180
Unallocated deficit of Consolidated VIEs	—	(22,938,239)	2,062,658	(20,875,581)
Total Partners' Capital	315,902,975	(22,938,239)	8,506,212	301,470,948
Noncontrolling interest	(14,948)	—	—	(14,948)
Total Capital	315,888,027	(22,938,239)	8,506,212	301,456,000
Total Liabilities and Partners' Capital	$749,912,285	$13,625,661	$(27,530,073)	$736,007,873

	Partnership as of December 31, 2013	Consolidated VIEs as of December 31, 2013	Consolidation -Elimination as of December 31, 2013	Total as of December 31, 2013
Assets
Cash and cash equivalents	$11,292,039	$25,976	$—	$11,318,015
Restricted cash	6,344,666	500,877	—	6,845,543
Interest receivable	5,281,398	—	(1,939,360)	3,342,038
Mortgage revenue bonds held in trust, at fair value	230,885,864	—	(14,514,063)	216,371,801
Mortgage revenue bonds, at fair value	68,946,370	—	—	68,946,370
Public housing capital fund trusts, at fair value	62,056,379	—	—	62,056,379
Mortgage-backed securities, at fair value	37,845,661	—	—	37,845,661
Real estate assets:
Land and improvements	9,245,592	1,836,400	—	11,081,992
Buildings and improvements	90,253,256	20,942,439	—	111,195,695
Real estate assets before accumulated depreciation	99,498,848	22,778,839	—	122,277,687
Accumulated depreciation	(9,386,811)	(9,741,942)	—	(19,128,753)
Net real estate assets	90,112,037	13,036,897	—	103,148,934
Other assets	33,488,744	456,087	(9,586,540)	24,358,291
Total Assets	$546,253,158	$14,019,837	$(26,039,963)	$534,233,032

Liabilities
Accounts payable, accrued expenses and other liabilities	$4,963,653	$20,634,613	$(20,147,572)	$5,450,694
Distribution payable	6,446,076	—	—	6,446,076
Debt financing	257,274,000	—	—	257,274,000
Mortgages payable	57,087,320	14,897,000	(14,897,000)	57,087,320
Bond purchase commitment at fair value	4,852,177	—	—	4,852,177
Total Liabilities	330,623,226	35,531,613	(35,044,572)	331,110,267
Partners' Capital
General Partner	16,671	—	—	16,671
Beneficial Unit Certificate holders	215,624,583	—	7,948,729	223,573,312
Unallocated deficit of Consolidated VIEs	—	(21,511,776)	1,055,880	(20,455,896)
Total Partners' Capital	215,641,254	(21,511,776)	9,004,609	203,134,087
Noncontrolling interest	(11,322)	—	—	(11,322)
Total Capital	215,629,932	(21,511,776)	9,004,609	203,122,765
Total Liabilities and Partners' Capital	$546,253,158	$14,019,837	$(26,039,963)	$534,233,032

Condensed Consolidating Statements of Operations for the three and nine months ended Septebmer 30, 2014 and 2013:

	Partnership For the Three Months Ended September 30, 2014	Consolidated VIEs For the Three Months Ended September 30, 2014	Consolidation -Elimination For the Three Months Ended September 30, 2014	Total For the Three Months Ended September 30, 2014
Revenues:
Property revenues	$3,675,140	$799,411	$—	$4,474,551
Investment income	7,190,345	—	(232,022)	6,958,323
Other interest income	222,074	—	—	222,074
Other income	188,000	—	—	188,000
Total revenues	11,275,559	799,411	(232,022)	11,842,948
Expenses:
Real estate operating (exclusive of items shown below)	2,091,707	498,895	—	2,590,602
Provision for loan loss	75,000	—	—	75,000
Depreciation and amortization	1,595,360	240,410	(6,684)	1,829,086
Interest	2,633,892	565,444	(565,444)	2,633,892
General and administrative	1,409,688	—	—	1,409,688
Total expenses	7,805,647	1,304,749	(572,128)	8,538,268
Net income (loss)	3,469,912	(505,338)	340,106	3,304,680
Net loss attributable to noncontrolling interest	(3,149)	—	—	(3,149)
Net income (loss) - America First Multifamily Investors, L. P.	$3,473,061	$(505,338)	$340,106	$3,307,829

	Partnership For the Three Months Ended September 30, 2013	Consolidated VIEs For the Three Months Ended September 30, 2013	Consolidation -Elimination For the Three Months Ended September 30, 2013	Total For the Three Months Ended September 30, 2013
Revenues:
Property revenues	$3,074,115	$1,225,261	$—	$4,299,376
Investment income	5,623,450	—	(375,642)	5,247,808
Other interest income	216,993	—	—	216,993
Total revenues	8,914,558	1,225,261	(375,642)	9,764,177
Expenses:
Real estate operating (exclusive of items shown below)	1,794,008	815,947	—	2,609,955
Provision for loan loss	72,000	—	—	72,000
Depreciation and amortization	1,409,847	363,137	(10,760)	1,762,224
Interest	2,325,372	832,719	(832,719)	2,325,372
General and administrative	985,778	—	—	985,778
Total expenses	6,587,005	2,011,803	(843,479)	7,755,329
Income (loss) from continuing operations	2,327,553	(786,542)	467,837	2,008,848
Income from discontinued operations (including gain on sale of MF Properties of $1,041,656)	1,342,498	—	—	1,342,498
Net income (loss)	3,670,051	(786,542)	467,837	3,351,346
Net loss attributable to noncontrolling interest	(59,913)	—	—	(59,913)
Net income (loss) - America First Multifamily Investors, L. P.	$3,729,964	$(786,542)	$467,837	$3,411,259

	Partnership For the Nine Months Ended September 30, 2014	Consolidated VIEs For the Nine Months Ended September 30, 2014	Consolidation -Elimination For the Nine Months Ended September 30, 2014	Total For the Nine Months Ended September 30, 2014
Revenues:
Property revenues	$9,959,704	$2,385,835	$—	$12,345,539
Mortgage revenue bond investment income	20,103,320	—	(697,964)	19,405,356
Gain on mortgage revenue bonds - sale and redemption	3,684,898	—	—	3,684,898
Other interest income	672,974	—	—	672,974
Other income	188,000	—	—	188,000
Total revenues	34,608,896	2,385,835	(697,964)	36,296,767
Expenses:
Real estate operating (exclusive of items shown below)	5,549,398	1,411,667	—	6,961,065
Provision for loan loss	75,000	—	—	75,000
Depreciation and amortization	4,271,539	715,995	(20,106)	4,967,428
Interest	7,204,292	1,684,636	(1,684,636)	7,204,292
General and administrative	4,079,493	—	—	4,079,493
Total expenses	21,179,722	3,812,298	(1,704,742)	23,287,278
Net income (loss)	13,429,174	(1,426,463)	1,006,778	13,009,489
Net loss attributable to noncontrolling interest	(3,626)	—	—	(3,626)
Net income (loss) - America First Multifamily Investors, L. P.	$13,432,800	$(1,426,463)	$1,006,778	$13,013,115

	Partnership For the Nine Months Ended September 30, 2013	Consolidated VIEs For the Nine Months Ended September 30, 2013	Consolidation -Elimination For the Nine Months Ended September 30, 2013	Total For the Nine Months Ended September 30, 2013
Revenues:
Property revenues	$8,325,593	$3,658,636	$—	$11,984,229
Investment income	18,689,649	—	(1,130,027)	17,559,622
Contingent interest income	6,497,160	—	—	6,497,160
Other interest income	1,558,158	—	—	1,558,158
Other income	250,000	—	—	250,000
Total revenues	35,320,560	3,658,636	(1,130,027)	37,849,169
Expenses:
Real estate operating (exclusive of items shown below)	4,632,958	2,349,358	—	6,982,316
Realized loss on taxable property loan	4,557,741	—	—	4,557,741
Provision for loan loss	168,000	—	—	168,000
Provision for loss on receivables	241,698	—	—	241,698
Depreciation and amortization	3,963,628	1,073,423	(32,369)	5,004,682
Interest	5,287,994	2,477,348	(2,477,348)	5,287,994
General and administrative	3,097,713	—	—	3,097,713
Total expenses	21,949,732	5,900,129	(2,509,717)	25,340,144
Income (loss) from continuing operations	13,370,828	(2,241,493)	1,379,690	12,509,025
Income from discontinued operations (including gain on sale of MF Properties of $3,177,183)	3,442,404	—	—	3,442,404
Net income (loss)	16,813,232	(2,241,493)	1,379,690	15,951,429
Net income attributable to noncontrolling interest	263,584	—	—	263,584
Net income (loss) - America First Multifamily Investors, L. P.	$16,549,648	$(2,241,493)	$1,379,690	$15,687,845

4.  Investments in Mortgage Revenue Bonds

The mortgage revenue bonds owned by the Company have been issued to provide construction and/or permanent financing of multifamily residential properties and do not include the mortgage revenue bonds issued with respect to properties owned by Consolidated VIEs at September 30, 2014 and December 31, 2013. Mortgage revenue bonds are either held directly by the Company or are held in trusts created in connection with debt financing transactions (Note 10). The Company had the following investments in mortgage revenue bonds as of dates shown:

	September 30, 2014
Description of Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Arbors at Hickory Ridge (3)	11,572,252	1,530,105	—	13,102,357
Ashley Square (1)	5,174,000	409,142	—	5,583,142
Avistar at Chase Hill A Bond (3)	10,000,000	858,300	—	10,858,300
Avistar at the Crest A Bond (3)	9,700,000	1,079,610	—	10,779,610
Avistar at the Oaks A Bond (3)	7,800,000	416,832	—	8,216,832
Avistar in 09 A Bond (3)	6,735,000	359,918	—	7,094,918
Avistar on the Boulevard A Bond (3)	16,525,000	2,128,585	—	18,653,585
Avistar on the Hills A Bond (3)	5,389,000	555,498	—	5,944,498
Bella Vista (1)	6,490,000	425,095	—	6,915,095
Bridle Ridge (1)	7,655,000	431,130	—	8,086,130
Brookstone (1)	7,468,080	1,178,235	—	8,646,315
Bruton Apartments (2)	18,145,000	1,150,756	—	19,295,756
Copper Gate Apartments (3)	5,220,000	398,704	—	5,618,704
Cross Creek (1)	6,067,212	2,279,884	—	8,347,096
Decatur Angle (2)	23,000,000	543,260	—	23,543,260
Greens Property A Bond (3)	8,384,000	794,798	—	9,178,798
Harden Ranch A Bond (3)	6,960,000	364,286	—	7,324,286
Lake Forest (1)	8,916,000	921,670	—	9,837,670
Live 929 Apartments (2)	40,904,962	4,502,682	—	45,407,644
Ohio Properties A Bonds (1)	14,431,000	1,759,179	—	16,190,179
Runnymede (1)	10,485,000	1,064,647	—	11,549,647
Southpark (1)	11,937,626	2,963,871	—	14,901,497
The Palms at Premier Park Apartments (3)	20,152,000	2,339,849	—	22,491,849
The Suites on Paseo (2)	35,750,000	2,656,940	—	38,406,940
Tyler Park Apartments A Bond (3)	6,075,000	218,457	—	6,293,457
Westside Village Market A Bond (3)	3,970,000	142,761	—	4,112,761
Woodlynn Village (1)	4,408,000	152,385	—	4,560,385
Mortgage revenue bonds held in trust	319,314,132	31,626,579	—	350,940,711

	September 30, 2014
Description of Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Avistar at Chase Hill B Bond	$965,000	$70,995	$—	$1,035,995
Avistar at the Crest B Bond	759,000	103,960	—	862,960
Avistar at the Oaks B Bond	554,000	18,132	—	572,132
Avistar in 09 B Bond	457,000	14,958	—	471,958
Avistar on the Boulevard B Bond	451,000	55,820	—	506,820
Greens Property B Bond	946,201	351,919	—	1,298,120
Harden Ranch B Bond	2,340,000	—	(11,095)	2,328,905
Heritage Square	11,705,000	105,910	—	11,810,910
Ohio Properties B Bonds	3,576,060	524,130	—	4,100,190
Renaissance	12,675,000	924,570	—	13,599,570
Tyler Park B Bond	2,025,000	—	(26,487)	1,998,513
Vantage at Harlingen	6,692,000	540,647	—	7,232,647
Vantage at Judson	6,049,000	561,831	—	6,610,831
Westside Village Market B Bond	1,430,000	—	(11,140)	1,418,860
Mortgage revenue bonds	$50,624,261	$3,272,872	$(48,722)	$53,848,411
(1) Bonds owned by ATAX TEBS I, LLC, Note 10
(2) Bond held by Deutsche Bank in a secured financing transaction, Note 10
(3) Bonds owned by ATAX TEBS II, LLC, Note 10

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

In August 2014, the Company acquired at par an approximate $11.2 million par value Series 2014A mortgage revenue bond with a stated interest rate of 6.0%, which will mature on September 1, 2051. In addition, the Company purchased a $520,000 par value Subordinate Series 2014B mortgage revenue bond with a stated interest rate of 12.0% which will mature on October 1, 2051. These mortgage revenue bonds are secured by Heritage Square, a 204 unit multifamily apartment complex in Edinburg, Texas.

In August 2014, the Company acquired at par the approximate $18.1 million mortgage revenue bond secured by Bruton Apartments, a 264 unit multifamily apartment complex under construction in Dallas, Texas. The mortgage revenue bond carries an annual interest rate of 6.0% and matures on August 1, 2054.

In June 2014, the Partnership committed to the purchase of an approximate $40.3 million par value mortgage revenue bond secured by the Live 929 Apartments, with a 5.8% annual stated interest rate which will mature on July 1, 2049. The project is a 572-bed existing student housing project on the campus of The Johns Hopkins University School of Medicine in Baltimore, Maryland. In July 2014, this investment closed upon the execution of a $35.0 million tender option bond (“TOB”) Trust under the existing TOB structure (Note 10) plus approximately $5.3 million in cash. The Company has determined that the entity which owns this property is an unrelated not-for-profit which under the accounting guidance is not subject to applying the VIE consolidation guidance. As a result, the properties’ financial statements are not consolidated into the consolidated financial statements of the Company.

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

In February 2014, the Partnership acquired at par the senior $7.0 million par value and a subordinate $2.3 million par value mortgage revenue bond secured by Harden Ranch, a 100 unit multifamily apartment complex in Salinas, California. The senior mortgage revenue bond carries an annual interest rate of 5.8% and matures on March 1, 2030. The subordinate mortgage revenue bond carries an annual interest rate of 5.5% for the first year and 8.0% for the second year and matures on March 1, 2016.

In February 2014, the Company acquired at par the senior $23.0 million par value mortgage revenue bond secured by Decatur-Angle Apartments, a 302 unit multifamily apartment complex under construction in Fort Worth, Texas. The mortgage revenue bond carries an annual interest rate of 5.8% and matures on January 1, 2054.

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

Under the terms of a Forward Delivery Bond Purchase Agreement (“Bond Purchase Commitment”), the Partnership has agreed to purchase a new mortgage revenue bond between $18,000,000 and $24,692,000 (“Harlingen Series B Bond”) secured by the Vantage at Harlingen apartments which will be delivered by the mortgage revenue bond issuer once the property meets specific obligations and occupancy rates. The final amount of the Series B Bond will depend on the appraisal of the stabilized property. The Harlingen Series B Bond will have a stated annual interest rate of 6.0% per annum and bond proceeds must be used to pay off the construction loan to the bank and all or a portion of the $6.7 million subordinate Series C mortgage revenue bond. The Partnership accounts for the Bond Purchase Commitment as an available-for-sale security and, as such, records the change in the estimated fair value of the Bond Purchase Commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.  As of September 30, 2014, the Partnership estimated the value of this Bond Purchase Commitment and recorded in other assets an asset of approximately $839,000.

In July 2013, the limited partner property owner contributed an approximate additional $800,000 of capital into the Greens Property which allowed the Company to recognize a sale of the discontinued operations (Note 9). As such, the Partnership reported the approximate $10.2 million and $9.1 million fair value of the mortgage revenue bonds related to the Greens Property as assets as of September 30, 2014 and December 31, 2013, respectively.

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

In June 2013, the Partnership acquired six mortgage revenue bonds secured by three properties located in San Antonio, Texas. On June 30, 2014 the Company finalized the restructuring of these six mortgage revenue bonds moving approximately $5.5 million in Series B mortgage revenue bonds to Series A mortgage revenue bonds. The par bond values reported on September 30, 2014 are as follows: approximately $7.8 million par value Series A and approximately $0.6 million par value Series B mortgage revenue bonds secured by the Avistar at the Oaks Apartments, a 156 unit multifamily apartment complex; approximately $5.4 million Series A mortgage revenue bonds secured by the Avistar on the Hills Apartments, a 129 unit multifamily apartment complex; and approximately $6.7 million Series A and approximately $0.5 million Series B mortgage revenue bonds secured by Avistar in 09 Apartments, a 133 unit multifamily apartment complex. The three Series A mortgage revenue bonds each carry an annual interest rate of 6.0% per annum and mature on August 1, 2050. The three Series B mortgage revenue bonds each carry an annual base interest rate of 9.0% per annum and mature on September 1, 2050. The Partnership also acquired approximately $831,000 of taxable mortgage revenue bonds which also carry a base interest rate of 9.0% per annum and mature on September 1, 2050. In connection with the mortgage revenue bond restructuring the Company loaned these entities approximately $526,000 to cover the costs of restructuring the mortgage revenue bonds (Note 8).

In April 2013, the Partnership acquired the Series C mortgage revenue bond secured by the Renaissance Gateway Apartments, a 208 unit multifamily apartment complex located in New Orleans, Louisiana for approximately $2.9 million par value. This property is undergoing a major rehabilitation and the Partnership has agreed to fund a total of approximately $8.6 million of a Series A mortgage revenue bond during construction which is estimated to be completed in August 2014. During the third and fourth quarter of 2013, the Partnership purchased $1.3 million par value Series B and $3.9 million par value Series A mortgage revenue bonds. During the first nine months of 2014, the Partnership purchased the remaining approximate $4.7 million par value Series A mortgage revenue bond. The Series C mortgage revenue bond carries a base interest rate of 12.0% per annum and matures on June 1, 2015. The Series A and Series B mortgage revenue bonds carry a base interest rate of 6.0% and 12.0% per annum, respectively, maturing on June 1, 2030. Upon completion of construction and stabilization, the approximate $2.9 million Series C bond will be paid back on the earlier of when the property receives its final equity contribution by the limited partner or June 1, 2015. The Partnership accounts for the remaining Bond Purchase Commitment as an available-for-sale security and, as such, records the change in estimated fair value of the Bond Purchase Commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.

In February 2013, the Partnership acquired six mortgage revenue bonds secured by three properties located in San Antonio, Texas. On June 30, 2014 the Company finalized the restructuring of six mortgage revenue bonds moving approximately $4.7 million in Series B mortgage revenue bonds to Series A mortgage revenue bonds. The par bond values reported on September 30, 2014 are as follows: approximately $16.5 million par value Series A and approximately $0.5 million par value Series B mortgage revenue bonds secured by the Avistar on the Boulevard, a 344 unit multifamily apartment complex; approximately $10.0 million Series A and approximately $1.0 million Series B mortgage revenue bonds secured by the Avistar at Chase Hill, a 232 unit multifamily apartment complex; and approximately $9.7 million Series A and approximately $0.8 million Series B mortgage revenue bonds secured by Avistar at the Crest, a 200 unit multifamily apartment complex. The three Series A mortgage revenue bonds each carry an annual interest rate of 6.0% per annum and mature on March 1, 2050. The three Series B mortgage revenue bonds each carry an annual base interest rate of 9.0% per annum and mature on April 1, 2050. The Partnership also acquired approximately $804,000 of taxable mortgage revenue bonds which also carry a base interest rate of 9.0% per annum and mature on April 1, 2050. The Company has determined that the entity which owns the three Avistar properties is an unrelated not-for-profit which under the accounting guidance is not subject to applying the VIE consolidation guidance. As a result, the properties’ financial statements are not consolidated into the consolidated financial statements of the Company.

In December 2012, under the terms of a Bond Purchase Commitment, the Partnership has agreed to purchase a new mortgage revenue bond of between $20,638,000 and $26,687,000 (“Judson Series B Bond”) secured by the Vantage at Judson apartments which will be delivered by the mortgage revenue bond issuer once the property meets specific obligations and occupancy rates. The final amount of the Series B Bond will depend on the appraisal of the stabilized property. The Judson Series B Bond will have a stated annual interest rate of 6.0% per annum and bond proceeds must be used to pay off the construction loan to the Bank and all or a portion of the $6,049,000 subordinate mortgage revenue bond. If the property does not meet its specific obligations and required occupancy rate before January 1, 2015, the Partnership has the right to terminate the Bond Purchase Commitment. As of September 30, 2014, the Partnership estimated the value of this Bond Purchase Commitment and recorded an asset of approximately $1,295,000.

Valuation - As all of the Company’s investments in mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  Due to the limited market for the mortgage revenue bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the mortgage revenue bonds.  There is no active trading market for the mortgage revenue bonds and price quotes for the mortgage revenue bonds are not generally available.  As of September 30, 2014, all of the Company’s mortgage revenue bonds were valued using discounted cash flow and yield to maturity analyses performed by management.  Management’s valuation encompasses judgment in its application.  The key assumption in management’s yield to maturity analysis is the range of effective yields on the individual mortgage revenue bonds.  The effective yield analysis for each mortgage revenue bond considers the current market yield on similar mortgage revenue bonds as well as the debt service coverage ratio of each underlying property serving as collateral for the mortgage revenue bond. At September 30, 2014, the range of effective yields on the individual mortgage revenue bonds was 5.2% to 8.7% per annum.  At December 31, 2013, the range of effective yields on the individual mortgage revenue bonds was 6.3% to 9.8% per annum. Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these mortgage revenue bonds.  Assuming a 10% adverse change in the key assumption, the effective yields on the individual mortgage revenue bonds would increase to a range of 5.5% to 9.6% per annum and would result in additional unrealized losses on the mortgage revenue bond portfolio of approximately $28.9 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider price quotes on similar mortgage revenue bonds or other information from external sources, such as pricing services.  Pricing services, broker quotes and management’s analyses provide indicative pricing only.

Unrealized gains or losses on these mortgage revenue bonds are recorded in accumulated other comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. As of September 30, 2014, there were no mortgage revenue bond investments which had been in an unrealized loss position for greater than twelve months.

5. Public Housing Capital Fund Trust Certificates

The Company owns 100% of the residual participation receipts (“LIFERs”) in three tender option bond trusts (“PHC TOB Trusts”). At September 30, 2014, the PHC TOB Trusts own approximately $59.3 million of Public Housing Capital Fund Certificates (“PHC Certificates”) issued by three trusts (“PHC Trusts”) sponsored by Deutsche Bank (“DB”). The assets held by the PHC Trusts consist of custodial receipts evidencing loans made to a number of local public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by the United States Department of Housing and Urban Development (“HUD”) under HUD’s Capital Fund Program established under the Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”). The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities’ respective obligations to pay principal and interest on their loans. The loans payable by the public housing authorities are not debts of, or guaranteed by, the United States of America or HUD. Interest payable on the public housing authority debt held by the PHC Trusts is exempt from federal income taxes. The PHC Certificates issued by each of the PHC Trusts have been rated investment grade by Standard & Poor’s.

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

The Company had the following investments in the PHC Certificates on September 30, 2014:

Description of Public Housing Capital Fund Trust Certificates	Cost adjusted for amortization of premium and discounts	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Public Housing Capital Fund Trust I	$27,449,012	$590,745	$—	$28,039,757
Public Housing Capital Fund Trust II	11,988,272	9,994	—	11,998,266
Public Housing Capital Fund Trust III	20,464,287	34,776	—	20,499,063
	$59,901,571	$635,515	$—	$60,537,086

The Company had the following investments in the PHC Certificates on December 31, 2013:

Description of Public Housing Capital Fund Trust Certificates	Cost adjusted for amortization of premium and discounts	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Public Housing Capital Fund Trust Certificate I	$27,979,527	$—	$(1,284,873)	$26,694,654
Public Housing Capital Fund Trust Certificate II	17,486,739	—	(1,083,235)	16,403,504
Public Housing Capital Fund Trust Certificate III	20,434,848	—	(1,476,627)	18,958,221
	$65,901,114	$—	$(3,844,735)	$62,056,379

During the nine months ended September 30, 2014 the Partnership realized approximately $6.0 million of paydown related to the Public Housing Capital Fund Trust Certificates.

Valuation - As all of the Company’s investments in PHC Certificates are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  Due to the limited market for the PHC Certificates, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the certificates.  The estimates of the fair values of these PHC certificates is based on a yield to maturity analysis which begins with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts adjusted largely for unobservable inputs the General Partner believes would be used by market participants. Management’s fair value estimates encompass judgment. Management’s estimates are compared to external pricing services when available.   The PHC Certificates are AA-, A+, and BBB rated as of September 30, 2014.

At September 30, 2014 and December 31, 2013 the range of effective yields on the PHC Certificates was 4.2% to 5.4% per annum.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these PHC Certificates.  Assuming a 10% adverse change in the key assumption, the effective yields on the PHC Certificates would increase to a range of 4.8% to 6.2% per annum and would result in additional unrealized losses on the PHC Certificates of approximately $2.3 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider other information from external sources, such as pricing services.  Pricing services and management’s analysis provide indicative pricing only.

The following table sets forth certain information relating to the PHC Certificates held in the PHC TOB Trusts on September 30, 2014:

	Average Remaining Lives (Years)	Investment Rating	Weighted Average Interest Rate over Life	Principal Outstanding
Public Housing Capital Fund Trust Certificate I	10.50	AA-	5.33%	$25,980,780
Public Housing Capital Fund Trust Certificate II	9.97	A+	4.24%	12,429,186
Public Housing Capital Fund Trust Certificate III	11.06	BBB	5.41%	20,898,432
Total Public Housing Capital Fund Trust Certificates				$59,308,398

The following table sets forth certain information relating to the PHC Certificates held in the PHC TOB Trusts on December 31, 2013:

	Average Remaining Lives (Years)	Investment Rating	Weighted Average Interest Rate over Life	Principal Outstanding
Public Housing Capital Fund Trust Certificate I	12.75	AA-	5.33%	$26,406,558
Public Housing Capital Fund Trust Certificate II	12.30	AA-	4.24%	17,959,713
Public Housing Capital Fund Trust Certificate III	13.30	BBB	5.41%	20,898,432
Total Public Housing Capital Fund Trust Certificates				$65,264,703

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

In October 2014, the Company sold another large portion of the MBS TOB Trusts for an amount approximating the outstanding amortized cost (Note 18).

The carrying value of the Company’s MBS as of September 30, 2014 is as follows:

Agency Rating of MBS (1)	Cost adjusted for amortization of premium	Unrealized Gain	Unrealized Loss	Estimated Fair Value
“AAA”	$23,159,665	$—	$(668,960)	$22,490,705
“AA”	16,847,868	—	(459,871)	16,387,997
	$40,007,533	$—	$(1,128,831)	$38,878,702
(1) MBS are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

The carrying value of the Company’s MBS as of December 31, 2013 is as follows:

Agency Rating of MBS (1)	Cost adjusted for amortization of premium	Unrealized Gain	Unrealized Loss	Estimated Fair Value
“AAA”	$23,177,115	$—	$(3,069,555)	$20,107,560
“AA”	20,624,701	—	(2,886,600)	17,738,101
	$43,801,816	$—	$(5,956,155)	$37,845,661
(1) MBS are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

Valuation - The Company values each MBS based upon prices obtained from a third party pricing service, which are indicative of market activity. The valuation methodology of the Company’s third party pricing service incorporates commonly used market pricing methods, incorporates trading activity observed in the market place, and other data inputs. The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; geography; and prepayment speeds. Management analyzes pricing data received from the third party pricing service by comparing it to valuation information obtained from at least one other third party pricing service and ensuring they are within a tolerable range of difference which the Company estimates as 7.5%. Management also looks at observations of trading activity observed in the market place when available. At September 30, 2014, the range of effective yields on the individual MBS was 3.7% to 4.8% per annum. At December 31, 2013, the range of effective yields on the individual MBS was 3.6% to 4.8% per annum. Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of the MBS which is the effective yield on new issuances of similarly rated MBS.  Assuming a 10% adverse change in that key assumption, the effective yields on the MBS would increase to a range of 3.9% to 5.2% per annum and would result in additional unrealized losses on the bond portfolio of approximately $1.9 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  Pricing services and management’s analysis provide indicative pricing only. The MBS have been in an unrealized loss position for more than twelve months and the Company does not believe the investment is other than temporarily impaired as of September 30, 2014 as it has the intent and ability to hold these investments until their estimated fair value recovers to the carrying cost or until final maturity.

The MBS are backed by residential mortgage loans and interest payable from the MBS is exempt from federal income taxation. Description of certain terms of the Company’s MBS is as follows:

Agency Rating of MBS	Principal Outstanding September 30, 2014	Weighted Average Maturity Date	Weighted Average Coupon Interest Rate

“AAA”	$22,710,000	October 7, 2036	4.05%
“AA”	16,440,000	January 30, 2038	4.11%
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
In March 2013, a wholly-owned subsidiary of the Company executed a 35-year ground lease with the University of Nebraska - Lincoln (“Lessor”) with an annual lease payment of $100. The leased property has a mixed-use development consisting of a 1,605 stall parking garage and 475 bed student housing complex constructed on it. The Lessor will own the parking garage for which it will contribute approximately $16.7 million to its construction. The Company owns the student housing complex (named “The 50/50”) which was fully constructed by August 1, 2014 for an approximate $33.8 million. The Company plans to restructure its ownership of The 50/50 into a mortgage revenue bond holding once the development has a sufficient history of operating results. To finance the construction of the student housing complex, the Company executed an interest-only loan and borrowed $25.5 million for a three year term at a variable interest rate which is the amount outstanding as of September 30, 2014. The $25.5 million loan requires principal payments beginning on April 1, 2016 and carries a maturity date of April 1, 2020 (Note 11). The Company also secured a $4.3 million tax-incremental financing loan which is for a term of five years, carries a fixed interest rate of approximately 4.7% per annum, requires principal payments commencing after 24 months and has a balloon payment due at maturity.

The Company had the following investments in MF Properties as of September 30, 2014 and December 31, 2013:

MF Properties
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value at September 30, 2014
Arboretum	Omaha, NE	145	$1,740,754	$19,189,588	$20,930,342
Eagle Village	Evansville, IN	511	567,880	12,447,195	13,015,075
Glynn Place	Brunswick, GA	128	743,996	4,975,955	5,719,951
The Colonial	Omaha, NE	258	1,180,058	7,797,855	8,977,913
Meadowview	Highland Heights, KY	118	688,539	5,444,076	6,132,615
Residences of DeCordova	Granbury, TX	110	1,137,832	7,988,270	9,126,102
Residences of Weatherford	Weatherford, TX	76	1,927,701	5,714,133	7,641,834
The 50/50	Lincoln, NE	475	—	32,689,619	32,689,619
Woodland Park	Topeka, KS	236	1,260,032	14,100,520	15,360,552
					119,594,003
Less accumulated depreciation (depreciation expense of approximately $1.3 million and $3.3 million for the three and nine months ended September 30, 2014)					(12,646,878)
Balance at September 30, 2014					$106,947,125

MF Properties
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value at December 31, 2013
Arboretum	Omaha, NE	145	$1,739,554	$19,123,872	$20,863,426
Eagle Village	Evansville, IN	511	567,880	12,336,975	12,904,855
Glynn Place	Brunswick, GA	128	743,996	4,937,172	5,681,168
The Colonial	Omaha, NE	258	1,180,058	7,613,668	8,793,726
Meadowview	Highland Heights, KY	118	688,539	5,416,293	6,104,832
Residences of DeCordova	Granbury, TX	110	1,137,832	7,965,574	9,103,406
Residences of Weatherford	Weatherford, TX	76	1,927,701	5,695,600	7,623,301
Woodland Park	Topeka, KS	236	1,260,032	14,033,777	15,293,809
Construction work in process (The 50/50)	Lincoln, NE	N/A	—	13,130,325	13,130,325
					99,498,848
Less accumulated depreciation (depreciation expense of approximately $3.8 million in 2013)					(9,386,811)
Balance at December 31, 2013					$90,112,037

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

The table below shows the pro forma condensed consolidated results of operations of the Company as if Woodland Park had been acquired at the beginning of the periods presented:

	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013

Revenues	$9,764,177	$38,129,451
Net income	3,411,259	15,688,415
Net income allocated to unitholders	3,356,268	15,156,732
Unitholders' interest in net income per unit (basic and diluted)	$0.08	$0.35

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

The Company consolidated the following properties owned by Consolidated VIEs in continuing operations as of September 30, 2014 and December 31, 2013:

Consolidated VIEs
Property Name	Location	Number of Units	Land and Improvements	Buildings and Improvements	Carrying Value at September 30, 2014
Bent Tree Apartments	Columbia, SC	232	$986,000	$12,226,825	$13,212,825
Fairmont Oaks Apartments	Gainsville, FL	178	850,400	8,904,969	9,755,369
					22,968,194
Less accumulated depreciation (depreciation expense of approximately $236,000 and $702,000 for the three and nine months ended September 30, 2014)					(10,416,221)
Balance at September 30, 2014					$12,551,973
Consolidated VIEs
Property Name	Location	Number of Units	Land and Improvements	Buildings and Improvements	Carrying Value at December 31, 2013
Bent Tree Apartments	Columbia, SC	232	$986,000	$12,097,419	$13,083,419
Fairmont Oaks Apartments	Gainesville, FL	178	850,400	8,845,020	9,695,420
					22,778,839
Less accumulated depreciation (depreciation expense of approximately $1.4 million in 2013)					(9,741,942)
Balance at December 31, 2013					$13,036,897

8. Other Assets

The Company had the following Other assets as of dates shown:

	September 30, 2014	December 31, 2013
Taxable property loans receivable	$22,214,738	$21,549,927
Less: Loan loss reserves	(7,098,814)	(7,023,814)
Deferred financing costs - net	4,897,466	2,503,679
Fair value of derivative contracts	1,507,302	888,120
Taxable bonds at estimated fair value	4,544,470	4,075,953
Land held for sale	1,482,184	1,465,000
Bond purchase commitments - fair value adjustment (Notes 4 & 16)	2,968,941	—
Other assets	991,727	899,426
Total Other assets	$31,508,014	$24,358,291

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

In November 2013, the Company executed a loan agreement with FAH, a not-for-profit borrower, for approximately $1.6 million. The proceeds from this loan were used to fund a portion of the not-for-profit borrower’s acquisition of Abbington at Stones River, a 96 unit multifamily property located in Tennessee. The term of the loan is approximately eighteen months and the stated interest rate is 9.0% per annum.

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

Please see the Fair Value Measurement footnote (Note 15) for the detailed description of the fair value estimation process for all taxable mortgage bonds.

During the first nine months of 2014, the Partnership advanced additional funds to Cross Creek and the Ohio Properties of approximately $125,000 and $29,000, respectively. In addition, the Partnership received an approximate $15,000 of principal from FAH during the third quarter of 2014. During the first nine months of 2013, the Partnership advanced additional funds to Ashley Square, Cross Creek, the Greens Property, and the Ohio Properties of approximately $164,000, $168,000, $26,000 and $44,000, respectively. Due to the recognized sale of the Ohio and Greens Properties, the taxable property loans receivable with the Ohio and Greens Properties are no longer eliminated upon consolidation (Note 9). During the first nine months of 2014 and 2013, the Partnership recorded loan loss reserves equal to the accrued interest on the Ashley Square, Cross Creek, Greens, Lake Forest, and the Ohio Properties taxable property loans receivable because the Partnership determined they were not reasonably assured. Based on the quarterly impairment analysis, the Partnership reserved $75,000 and $168,000 against the amounts advanced to the Cross Creek property for the nine months ended September 30, 2014 and 2013, respectively.

The following is a summary of the taxable property loans receivable, accrued interest and loan loss reserves on the amounts due at September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Interest Allowance	Net Taxable Property Loans
Arbors at Hickory Ridge	$191,264	$22,703	$—	$—	$213,967
Ashley Square	5,078,342	2,314,530	(3,596,342)	(2,314,530)	1,482,000
Avistar (February 2013 portfolio)	274,496	8,235	—	—	282,731
Avistar (June 2013 portfolio)	251,622	7,549	—	—	259,171
Cross Creek	6,946,087	2,019,041	(3,447,472)	(2,019,041)	3,498,615
Foundation for Affordable Housing	1,587,776	4,006	—	—	1,591,782
Greens Property	876,000	207,959	—	(2,990)	1,080,969
Lake Forest	4,618,704	2,484,191	(55,000)	(2,463,356)	4,584,539
Ohio Properties	2,390,447	813,935	—	(276,358)	2,928,024
	$22,214,738	$7,882,149	$(7,098,814)	$(7,076,275)	$15,921,798

	December 31, 2013
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Interest Allowance	Net Taxable Property Loans
Arbors at Hickory Ridge	$191,264	$12,979	$—	$—	$204,243
Ashley Square	5,078,342	2,053,415	(3,596,342)	(2,053,415)	1,482,000
Cross Creek	6,821,087	1,825,389	(3,372,472)	(1,825,389)	3,448,615
Foundation for Affordable Housing	1,603,083	13,989	—	—	1,617,072
Greens Property	876,000	130,563	—	(921)	1,005,642
Lake Forest	4,618,704	2,148,881	(55,000)	(2,128,046)	4,584,539
Ohio Properties	2,361,447	585,377	—	(186,706)	2,760,118
	$21,549,927	$6,770,593	$(7,023,814)	$(6,194,477)	$15,102,229

The following is a detail of loan loss reserves for the nine months ended September 30, 2014 and year ended December 31, 2013:

	September 30, 2014	December 31, 2013
Balance, beginning of year	$7,023,814	$12,272,671
Realized loss on taxable loan - Iona Lakes	—	(4,557,741)
Provision for loan loss	75,000	168,000
Deconsolidation of VIEs	—	55,000
Write off due to foreclosure	—	(914,116)
Balance, end of year	$7,098,814	$7,023,814

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

The deposit method of accounting for real estate sales required deferral of the gain from the real estate sale and did not allow recognition of the interest payments by the Ohio Properties to the Company between June 2010 and the date of the equity contribution by BC Partners. In conjunction with the recognition of the real estate sale, approximately $3.5 million of interest was recognized within investment income in the first three months of 2013 which represents the interest payments received from the Ohio Properties between June 2010 and December 2012. In addition, the Partnership reported approximately $1.1 million in taxable note interest income received from the Ohio Properties and a $250,000 guarantee fee from the general partner of the Ohio Properties during the first quarter of 2013. Due to the deposit method of accounting, the Company recognized the sale of the Ohio Properties and the purchase of the mortgage revenue bonds they secure in the consolidated statement of cash flows during the first quarter of 2013. The Ohio Properties contributed approximately $0 and $138,000 to income from discontinued operations for the three and nine months ended September 30, 2013.

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

The July 2013 equity payment provided sufficient invested equity to recognize a real estate sale for accounting purposes and the Company recorded the sale of this discontinued operation. This gain on sale of discontinued operations was approximately $1.4 million. The deposit method of accounting for real estate sales required the deferral of the gain from the real estate sale and did not allow recognition of the interest payments by the Greens Property to the Company between October 2012 and July 2013, the date of the second equity contribution by BC Partners. In conjunction with the recognition of the real estate sale, approximately $523,000 of interest was recognized within investment income in the third quarter of 2013 which represents the interest payments received from the Greens Property between October 2012 and July 31, 2013. The Greens Property contributed a loss from discontinued operations of approximately $59,000 for the three months ended September 30, 2013 and net income of $265,000 for the nine months ended September 30, 2013. In the third quarter of 2014 received and reported $188,000 guarantee fee per the Greens Property agreements.

There were no assets and liabilities of discontinued operations to report at September 30, 2014 and December 31, 2013.

10.  Debt Financing

At September 30, 2014 and December 31, 2013, the Company reported outstanding debt financing of approximately $347.0 million and approximately $257.3 million, respectively, under separate credit facilities.

Other Financings

In March 2014, the Partnership obtained two $5.0 million unsecured revolving lines of credit. The first revolving line of credit carries a variable interest rate which was approximately 3.5% on the closing date and matures in March 2015. The second revolving line of credit also carries a variable interest rate which was approximately 3.4% on September 30, 2014 and matures in March 2016. On September 30, 2014, the Partnership had not borrowed funds on either line of credit. The lines of credit will be utilized to help with short-term working capital needs and to fund new investments during the periods of time that the Company is working with its lender to finalize new TOB financings of assets.

Tender Option Bond Financings

Description of the Tender Option Bond Financings	Outstanding Debt Financing at September 30, 2014	Stated Maturity

PHC Certificates-TOB Trust	$44,675,000	December 2014
MBS - TOB Trust 1	2,585,000	October 2014
MBS - TOB Trust 2	4,090,000	October 2014
MBS - TOB Trust 4	5,960,000	October 2014
MBS - TOB Trust 5	10,545,000	October 2014
MBS - TOB Trust 6	7,825,000	February 2015
The Suites on Paseo - TOB Trust	25,750,000	December 2014
TOB - Decatur Angle - TOB Trust	21,850,000	October 2016
Live 929 - TOB Trust	34,990,000	July 2019
Bruton Apartments - TOB Trust	17,250,000	July 2017
Total Debt Financing	$175,520,000

Description of the Tender Option Bond Financings	Outstanding Debt Financing at December 31, 2013	Stated Maturity

PHC Certificates-TOB Trust	$48,995,000	June 2014
Autumn Pines-TOB Trust	9,770,000	July 2014
MBS - TOB Trust 1	2,585,000	April 2014
MBS - TOB Trust 2	4,090,000	April 2014
MBS - TOB Trust 3	2,865,000	April 2014
MBS - TOB Trust 4	5,960,000	April 2014
MBS - TOB Trust 5	10,545,000	April 2014
Greens of Pine Glen - TOB Trust	5,700,000	June 2014
Arbors of Hickory Ridge - TOB Trust	7,000,000	August 2014
MBS - TOB Trust 6	7,825,000	August 2014
Avistar (February 2013 portfolio) - TOB Trust (1)	20,000,000	June 2014
Avistar (June 2013 portfolio) - TOB Trust (2)	13,210,000	October 2014
The Suites on Paseo - TOB Trust	25,750,000	December 2014
Total Debt Financing	$164,295,000

(1) Avistar at the Oaks Apartments, Avistar on the Hills Apartments, and Avistar in 09 Apartments is the collateral for the $20.0 million TOB Trust.
(2) Avistar at Chase Hill, Avistar at the Crest, and Avistar on the Boulevard is the collateral for the approximate $13.2 million TOB Trust.

In July 2011, the Company executed a Master Trust Agreement with DB which allows the Company to execute multiple Tender Option Bond (“TOB Trust”) structures upon the approval and agreement of terms by DB. Under each TOB Trust structure issued through the Master Trust Agreement, the TOB trustee issues SPEARS and LIFERS. These SPEARS and LIFERS represent beneficial interests in the securitized asset held by the TOB trustee. The Company will purchase the LIFERS from each of these TOB Trusts which will grant them certain rights to the securitized assets. The Master Trust Agreement with DB has covenants with which the Company is required to comply. At September 30, 2014, the most restrictive covenant was that cash available to distribute for the trailing twelve months must be at least two times trailing twelve month interest expense. The Company was in compliance with all covenants as of September 30, 2014. If the Company were to be out of compliance with any of these covenants, it would trigger a termination event of the financing facilities. The Company expects to renew each of the TOB financing facilities at its discretion per the terms of the agreements. DB can require the posting of cash collateral under the terms of the Master Trust Agreement.

In August 2014, the Partnership executed a new TOB Trust under its credit facility with DB securitizing the Bruton Apartments mortgage revenue bond borrowing approximately $17.3 million. The TOB Trust facility has an approximate 4.6% per annum fixed interest rate and will mature in July 2017. Pursuant to the terms of this TOB trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS. The outstanding balance remains at $17.3 million on September 30, 2014.

In July 2014, the Partnership executed a new TOB Trust under its credit facility with DB securitizing the Live 929 mortgage revenue bond borrowing approximately $35.0 million. The TOB Trust facility has an approximate 4.4% per annum fixed interest rate and will mature in July 2019. Pursuant to the terms of this TOB trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS. The outstanding balance is approximately $35.0 million on September 30, 2014.

In July 2014, the Partnership executed a new TOB Trust under its credit facility with DB securitizing the Decatur-Angle mortgage revenue bond borrowing $21.9 million. The new TOB Trust facility will mature in October 2016. On the closing date the total fixed TOB Trust facility interest rate was approximately 4.3% per annum. Pursuant to the terms of this TOB trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS. This new TOB Trust replaced the March 2014 TOB Trust under its credit facility with DB which had securitized the Decatur-Angle mortgage revenue bond borrowing $17.3 million. The outstanding balance remains at $21.9 million on September 30, 2014.

In July 2014, a separate transaction occurred as a preliminary transaction to achieve the closing of the 2014 TEBS financing (discussed in the 2014 TEBS Financing section in Note 10). DB purchased the SPEARS which securitized four TOB Trust facilities for approximately $45.9 million and approximately $26.5 million in the related residual LIFERS. DB held the ten mortgage revenue bonds that collateralized this transaction, the Greens Property, Arbors at Hickory Ridge, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Avistar on the Hills Apartments, Avistar at the Oaks Apartments, and Avistar in 09 Apartments, until the 2014 TEBS financing facility closed on July 10, 2014.

In December 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing The Suites on Paseo Series A mortgage revenue bond. The amount borrowed was approximately $25.8 million with a variable interest rate tied to SIFMA. The facility matures in December 2014. On the date of the closing the total fixed TOB Trust fee was approximately 1.6% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.4% per annum resulting in a total cost of borrowing of approximately 2.0% per annum. The outstanding balance remains at approximately $25.8 million on September 30, 2014.

In October 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Avistar at the Oaks Apartments, the Avistar on the Hills Apartments, and the Avistar in 09 Apartments Series A mortgage revenue bonds. The amount borrowed was approximately $13.2 million with a variable interest rate tied to SIFMA. This TOB Trust was settled in July 2014.

In June 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Avistar on the Boulevard, Avistar at Chase Hill, and Avistar at the Crest Series A mortgage revenue bonds. The amount borrowed was $20.0 million with a variable interest rate tied to SIFMA. This TOB Trust was settled in July 2014.

In March 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Arbors at Hickory Ridge mortgage revenue bond. The amount borrowed was $7.0 million with a variable interest rate tied to SIFMA. This TOB Trust was settled in July 2014.

In February 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing the Greens Property mortgage revenue bond. The amount borrowed was approximately $5.8 million with a variable interest rate tied to SIFMA. This TOB Trust was settled in July 2014.

In the fourth quarter of 2012 through the second quarter of 2013, the Company purchased the LIFERS issued by the trustee of six additional TOB Trusts. The LIFERS entitle the Company to all principal and interest payments received by these TOB Trusts on the mortgage-backed securities after payments due to the holders of the SPEARS and trust costs (“MBS TOB Trusts”). The SPEARS represent senior interests in the MBS TOB Trusts and some have been credit enhanced by DB. The Company reports the MBS TOB Trusts on a consolidated basis as it has determined it is the primary beneficiary of these variable interest entities (Note 6). A summary of the six MBS TOB Trusts is as follows:

•
During the fourth quarter of 2012, the Company purchased approximately $6.5 million of LIFERS from securitized MBS TOB Trusts with a par value of approximately $31.6 million of MBS. The MBS TOB Trusts also issued SPEARS of approximately $25.1 million to unaffiliated investors. The approximate outstanding amount at September 30, 2014 is $21.2 million which mature in October 2014. On the closing date the total fixed TOB Trust fee was approximately 0.9% per annum and the variable rate paid on the SPEARS of approximately 0.4% is tied to SIFMA which results in the total cost of borrowing of approximately 1.3%.

•
In January 2013, the Company purchased an additional $540,000 of LIFERS from one of the five MBS TOB Trusts which is a securitization of MBS with a par value of $2.5 million. SPEARS of approximately $2.0 million were issued by the MBS TOB Trust which is currently outstanding at September 30, 2014. This MBS TOB Trust matures in October 2014. On the closing date the total fixed TOB Trust fee was approximately 0.9% per annum and the variable rate paid on the SPEARS of approximately 0.3% is tied to SIFMA which results in the total cost of borrowing of approximately 1.2%.

•
In April 2013, the Company purchased approximately $2.2 million of LIFERS issued by a new MBS TOB Trust which is the securitization of MBS with a par value of approximately $10.0 million. The MBS TOB Trusts issued SPEARS of approximately $7.8 million to unaffiliated investors which is the outstanding amount at September 30, 2014. This facility matures in February 2015. On the closing date the total fixed TOB Trust fee was approximately 0.9% per annum and the variable rate paid on the SPEARS of approximately 0.3% is tied to SIFMA which results in the total cost of borrowing of approximately 1.2%.

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

As of September 30, 2014, the Company has posted approximately $2.5 million of cash collateral in connection with the MBS TOB Trusts. This collateral is recorded as restricted cash in the consolidated financial statements.

The Company owns the PHC Certificate LIFERS issued by the PHC TOB Trusts and pledged the LIFERS to the trustee to secure certain reimbursement obligations of the Company as the holder of LIFERS. The Company is consolidating the PHC TOB Trust as it has determined it is the primary beneficiary of these variable interest entities. The PHC TOB Trusts issued SPEARS to unaffiliated investors. The SPEARS represent senior interests in the PHC TOB Trusts and have been credit enhanced by DB. The LIFERS entitle the Company to all principal and interest payments received by the PHC TOB Trusts. Approximately $4.3 million was paid to reduce the outstanding balance during the first nine months of 2014. The amount owed to the SPEARS owners is approximately $44.7 million at September 30, 2014.

The Company is accounting for these TOB Trust financing transactions as secured financing arrangements. As of September 30, 2014, the total cost of borrowing averaged approximately 2.4% and 0.9%, on the PHC TOB Trusts and MBS TOB Trusts, respectively.

2014 TEBS Financing

On July 10, 2014, the Partnership and its newly created consolidated subsidiary, ATAX TEBS II, LLC (“2014 Sponsor”), entered into a number of agreements relating to a new long-term debt financing facility provided through the securitization of thirteen mortgage revenue bonds (“Bonds”), with a par value of approximately $118.4 million, owned by the the 2014 Sponsor pursuant to the 2014 TEBS financing. The 2014 TEBS financing facility essentially provides the Partnership with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term tax-exempt rates.
Effective July 1, 2014, the Partnership transferred the following mortgage revenue bonds to the 2014 Sponsor pursuant to the 2014 TEBS financing described above:

Description of	Outstanding Bond Par Amounts
Mortgage Revenue Bonds	September 30, 2014	July 1, 2014	Financial Statement Presentation
Arbors at Hickory Ridge	$11,450,000	$11,450,000	Mortgage revenue bond
Avistar at Chase Hill A Bond	10,000,000	10,000,000	Mortgage revenue bond
Avistar at the Crest A Bond	9,700,000	9,700,000	Mortgage revenue bond
Avistar at the Oaks A Bond	7,800,000	7,800,000	Mortgage revenue bond
Avistar in 09 A Bond	6,735,000	6,735,000	Mortgage revenue bond
Avistar on the Boulevard A Bond	16,525,000	16,525,000	Mortgage revenue bond
Avistar on the Hills	5,389,000	5,389,000	Mortgage revenue bond
Copper Gate Apartments	5,220,000	5,220,000	Mortgage revenue bond
Greens Property A Bond	8,384,000	8,396,000	Mortgage revenue bond
Harden Ranch A Bond	6,960,000	6,960,000	Mortgage revenue bond
The Palms at Premier Park Apartments	20,152,000	20,152,000	Mortgage revenue bond
Tyler Park Apartments A Bond	6,075,000	6,075,000	Mortgage revenue bond
Westside Village A Bond	3,970,000	3,970,000	Mortgage revenue bond
Total	$118,360,000	$118,372,000

The mortgage revenue bonds were then securitized by transferring these assets to Freddie Mac in exchange for Class A and Class B Freddie Mac Multifamily Variable Rate Certificates (collectively, the “2014 TEBS Certificates”) issued by Freddie Mac. The 2014 TEBS Certificates represent beneficial interests in the securitized assets held by Freddie Mac. The Class A TEBS Certificates were issued in an initial principal amount of approximately $94.7 million and were sold through a placement agent to unaffiliated investors. The Class B 2014 TEBS Certificates were issued in an initial principal amount of approximately $23.7 million and were retained by the 2014 Sponsor. The gross proceeds from the 2014 TEBS financing were approximately $94.7 million. After the payment of transaction expenses, the Partnership received net proceeds from the 2014 TEBS financing of approximately $91.6 million. The Partnership applied approximately $72.4 million of these net proceeds to retire the short-term securitization that previously existed on these bonds and approximately $6.3 million to a stabilization escrow. The approximate $6.3 million is reported as restricted cash on the September 30, 2014 balance sheet.
The holders of the Class A 2014 TEBS Certificates are entitled to receive regular payments of interest from Freddie Mac at a variable rate which resets periodically based on the weekly SIFMA floating index rate plus certain credit, facility, remarketing, and servicing fees (“Facility Fees”). As of closing, the SIFMA rate was equal to 0.04% per annum and the total Facility Fees were approximately 1.4% per annum, resulting in a total initial cost of borrowing of approximately 1.5% per annum. In order to mitigate its exposure to interest rate fluctuations on the variable rate 2014 TEBS financing, the 2014 Sponsor also entered into interest rate cap agreements with Barclays Bank PLC, the Royal Bank of Canada, and Sumitomo Mitsui Banking Corporation, each in an initial notional amount of approximately $31.6 million, which effectively limits the interest payable by the 2014 Sponsor on the Class A 2014 TEBS Certificates to a fixed rate of 3.0% per annum on the combined notional amounts of the interest rate cap agreements through August 15, 2019.
The total Facility Fees are 1.4% per annum, and as of September 30, 2014, the SIFMA rate was equal to approximately 0.0% per annum resulting in a total cost of borrowing of approximately 1.4% per annum on the outstanding balance of the 2014 TEBS financing facility of approximately $94.7 million. The 2014 TEBS financing and the associated TEBS Trust are presented as secured financings within the consolidated financial statements.

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

Freddie Mac guaranteed payment of scheduled principal and interest payments on the Class A 2014 TEBS Certificates and also guaranteed payment of the purchase price of any Class A 2014 TEBS Certificates that are tendered to Freddie Mac in accordance with their terms which cannot be remarketed to new holders within five business days.  The 2014 Sponsor is obligated to reimburse Freddie Mac for certain expenses, including any payments made by Freddie Mac under its guaranty. These obligations of the 2014 Sponsor are also guaranteed by the Partnership.  The Partnership also entered into various subordination agreements with Freddie Mac under which the Partnership has subordinated its rights and remedies with respect to the mortgage revenue and taxable bonds and taxable mortgage loans made by it to the owners of properties securing certain of the Bonds to the rights of Freddie Mac as the holder of the Bonds.

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

2010 TEBS Financing

As of September 1, 2010, the Partnership and its Consolidated Subsidiary ATAX TEBS I, LLC, entered into a number of agreements relating to a new long-term debt financing facility provided through the securitization of thirteen mortgage revenue bonds owned by the ATAX TEBS I, LLC (“2010 Sponsor”) pursuant to the 2010 TEBS financing. The 2010 TEBS financing essentially provides the Partnership with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term rates. In January 2014, the mortgage revenue bond secured by Lost Creek was retired for an amount greater than the outstanding principal and accrued base interest. The Company received approximately $18.7 million for the Lost Creek mortgage revenue bond and paid approximately $15.7 million to reduce the outstanding balance of the 2010 TEBS financing facility (Note 4), therefore at September 30, 2014 there are twelve mortgage revenue bonds owned by the 2010 Sponsor.

The par value of the mortgage revenue bonds included in this financing facility as of September 30, 2014 and December 31, 2013 are as follows:

Description of	Outstanding Bond Par Amounts
Mortgage Revenue Bonds	September 30, 2014	December 31, 2013	Financial Statement Presentation
Ashley Square	$5,174,000	$5,212,000	Mortgage revenue bond
Bella Vista	6,490,000	6,545,000	Mortgage revenue bond
Bent Tree	7,486,000	7,542,000	Consolidated VIE
Bridle Ridge	7,655,000	7,715,000	Mortgage revenue bond
Brookstone	9,277,079	9,338,603	Mortgage revenue bond
Cross Creek	8,442,164	8,497,933	Mortgage revenue bond
Fairmont Oaks	7,290,000	7,355,000	Consolidated VIE
Lake Forest	8,916,000	8,997,000	Mortgage revenue bond
Runnymede	10,485,000	10,525,000	Mortgage revenue bond
Southpark	13,795,000	13,795,000	Mortgage revenue bond
Woodlynn Village	4,408,000	4,426,000	Mortgage revenue bond
Ohio Series A Bond (1)	14,431,000	14,498,000	Mortgage revenue bond
Villages at Lost Creek	—	18,090,000	Mortgage revenue bond
Total	$103,849,243	$122,536,536
(1) Collateralized by Crescent Village, Postwoods, and Willow Bend (Note 2 and Note 9)
The securitization of these assets occurred through two classes of certificates. The Class A TEBS Certificates were issued in an initial principal amount of $95.8 million and were sold through a placement agent to unaffiliated investors. The Class B TEBS Certificates were issued in an initial principal amount of $20.3 million and were retained by the 2010 Sponsor. The holders of the Class A TEBS Certificates are entitled to receive regular payments of interest from Freddie Mac at a variable rate which resets periodically based on the weekly SIFMA floating index rate plus the Facility Fees.
The total Facility Fees are 1.9% per annum, and as of September 30, 2014, the SIFMA rate was equal to approximately 0.1% per annum resulting in a total cost of borrowing of approximately 2.0% per annum on the outstanding balance of the 2010 TEBS financing facility of $77.2 million. The 2010 TEBS financing and the associated TEBS Trust are presented as secured financings within the consolidated financial statements.
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

The Company’s debt financing as of September 30, 2014 contractually matures over the next five years and thereafter as follows:

2014	$94,128,329
2015	9,767,864
2016	24,229,702
2017	92,734,657
2018	1,242,462
Thereafter	124,853,986
Total	$346,957,000

MBS TOB Trust 1, MBS TOB Trust 2 and TOB-Decatur Angle-TOB Trust were renewed for a six month term upon Maturity in October 2014. MBS TOB Trust 5 and MBS TOB Trust 6 were collapsed in October 2014 (Note 18). The Company expects to renew each TOB financing facility maturing in 2014 for another six month term as it has the discretion to renew for six month periods per the terms of the agreement with DB.

11.  Mortgages Payable

The Company reports the mortgage loans secured by certain MF Properties on its consolidated financial statements as Mortgages payable.  As of September 30, 2014, outstanding mortgage loans totaled approximately $72.6 million.  As of December 31, 2013, outstanding mortgage loans totaled approximately $57.1 million.

In April 2014, the Company paid off in full the approximately $1.9 million mortgage which was collateralized by the Glynn Place Apartments, an MF Property.

In September 2013, the Partnership executed a $7.0 million promissory note related to the Woodland Park property. This promissory note carries a fixed interest rate of approximately 2.8% per annum plus 30-day London Interbank Offered Rate ("LIBOR") which was approximately 0.2%, resulting in approximately 3.0% on the closing date. The Partnership has borrowed approximately $6.0 million as of September 30, 2014.
In April 2013, the Company executed an interest-only loan to borrow up to $25.5 million for a three year term at a variable interest rate secured by the student housing complex in Lincoln, Nebraska. As of September 30, 2014, the Company has borrowed approximately $25.5 million which requires principal payments beginning on April 1, 2016 and carries a maturity date of April 1, 2020 (Note 7). The Company also secured a $4.3 million tax-incremental financing loan which is for a term of five years, carries a fixed interest rate of approximately 4.7% per annum, requires principal payments commencing after 24 months and has a balloon payment due at maturity.

In February 2013, the Partnership obtained a $7.5 million loan secured by The Colonial, (f/k/a Maples on 97th) property. This loan is with an unrelated third party and carries a fixed annual interest rate of approximately 3.6% per annum through June 30, 2013 switching to approximately 4.4% per annum beginning on July 1, 2013, maturing on February 10, 2016.

The Company’s mortgages payable as of September 30, 2014 contractually mature over the next five years and thereafter as follows:

2014	$277,971
2015	9,175,372
2016	8,064,399
2017	29,568,099
2018	—
Thereafter	25,500,001
Total	$72,585,842

The Company has extended the mortgage on the Eagle Village and Woodland Park mortgages.

12.  Transactions with Related Parties

The general partner of the Partnership, AFCA 2, is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its mortgage revenue bonds, taxable property loans collateralized by real property, and other investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. For the three and nine months ended September 30, 2014 the Partnership paid or accrued administrative fees to AFCA 2 of approximately $536,000 and $1.5 million, respectively. For the three and nine months ended September 30, 2013 the Partnership paid or accrued administrative fees to AFCA 2 of approximately $388,000 and $1.1 million, respectively. In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these mortgage revenue bonds and totaled approximately $17,000 and $51,000 for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2013, these fees totaled approximately $33,000 and $99,000, respectively.

AFCA 2 earns mortgage placement fees in connection with the acquisition of certain mortgage revenue bonds.  These mortgage placement fees were paid by the owners of the respective properties and, accordingly, have not been reflected in the accompanying condensed consolidated financial statements because these properties are not considered VIEs.  During the three and nine months ended September 30, 2014 AFCA 2 earned mortgage placement fees of approximately $397,000 and $1.1 million, respectively. During the three and nine months ended September 30, 2013, AFCA 2 earned mortgage placement fees of approximately $338,000 and $1.2 million, respectively.

An affiliate of AFCA 2, America First Properties Management Company, LLC (“Properties Management”) provided property management services for the eight MF Properties, the two Consolidated VIEs and six of the properties collateralized by the mortgage revenue bonds, earning management fees of approximately $315,000 and $948,000 for the three and nine months ended September 30, 2014, respectively. Properties Management provided property management services for eight MF Properties, the three VIEs, the six properties classified as discontinued operations and four of the properties collateralized by the mortgage revenue bonds, earning management fees of approximately $300,000 and $907,000 for the three and nine months ended September 30, 2013, respectively.  These property management fees are not Partnership expenses, but are paid in each case by the owner of the multifamily apartment property.  For properties owned by entities treated as Consolidated VIEs and for MF Properties, the property management fees are reflected as real estate operating expenses on the Company’s condensed consolidated financial statements.  The property management fees are paid out of the revenues generated by all properties financed by mortgage revenue bonds and taxable mortgages prior to the payment of debt service on the Partnership’s mortgage revenue bonds and taxable property loans.

An affiliate of AFCA 2 acts as a origination advisor and consultant to the borrowers when mortgage revenue bonds and financing facilities are acquired by the Company. For the nine months ended September 30, 2014 and 2013, approximately $607,000 and $379,000, respectively, in origination fees were paid by the borrower of certain acquired bonds and have not been reflected in the accompanying consolidated financial statements. For the nine months ended September 30, 2014, approximately $1.1 million in consulting and origination fees were paid by the Company to this affiliate related to a mortgage revenue bond acquisition and the 2014 TEBS financing facility.

The Partnership executed a Developer and Construction Management Agreement with two affiliates of AFCA 2 during the second quarter of 2013 in connection with the mixed-use development at the University of Nebraska - Lincoln, The 50/50 (Note 7). Under the terms of this agreement, these affiliates earned approximately $500,000 and $668,000 in the three and nine months ended September 30, 2014, respectively and approximately $588,000 in the first nine months of 2013.

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

14.  Interest Rate Derivative Agreements

As of September 30, 2014, the Company has nine derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing. In addition, the Company entered into two interest rate swaps during the third quarter of 2014.

The terms of the nine derivative agreements are as follows:

Date Purchased	Notional Amount	Effective Capped Rate	Maturity Date	Purchase Price	Counterparty

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$921,000	Bank of New York Mellon

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$845,600	Barclays Bank PLC

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$928,000	Royal Bank of Canada

August 15, 2013	$93,305,000	1.50%	September 1, 2017	$793,000	Deutsche Bank

February 18, 2014	$41,250,000	1.00%	March 1, 2017	$230,500	SMBC Capital Markets, Inc

February 18, 2014	$28,750,000	1.00%	March 1, 2017	$161,000	SMBC Capital Markets, Inc

July 10, 2014	$31,565,000	3.00%	August 15, 2019	$315,200	Barclays Bank PLC

July 10, 2014	$31,565,000	3.00%	August 15, 2019	$343,000	Royal Bank of Canada

July 10, 2014	$31,565,000	3.00%	August 15, 2019	$333,200	SMBC Capital Markets, Inc

In July 2014, to mitigate its exposure to interest rate fluctuations on the variable rate 2014 TEBS financing, the Company entered into interest rate cap agreements with Barclays Bank PLC, the Royal Bank of Canada, and Sumitomo Mitsui Banking Corporation, each in an initial notional amount of approximately $31.6 million, which effectively limits the interest payable by the Company on the Class A 2014 TEBS Certificates to a fixed rate of 3.0% per annum on the combined notional amounts of the interest rate cap agreements through August 15, 2019. The interest rate cap contracts cost approximately $991,000 and do not qualify for hedge accounting. Therefore, changes in the estimated fair value of the interest rate derivatives are included in earnings.
In February 2014, the Company entered into two interest rate cap agreements with SMBC Capital Markets, Inc. for a notional amount of $70.0 million with an effective start date of March 1, 2014. These agreements effectively limit the interest component of the TOB financing correlated with the SIFMA index to a maximum of 1.0% on $70.0 million of the outstanding borrowings on the MBS TOB financing facilities and the PHC Certificates TOB financing facilities through a three year term ending March 1, 2017. These interest rate cap contracts cost approximately $390,000 and do not qualify for hedge accounting. Therefore, changes in the estimated fair value of the interest rate derivatives are included in earnings.

On July 30, 2013, the Company purchased an interest rate derivative with a notional amount of $93.3 million which represented the amount outstanding on the 2010 TEBS financing facility at August 1, 2013.  The maturity date of this interest rate derivative is September 1, 2017 and the effective capped interest rate is 1.5%.  On July 30, 2013, the Company also sold an interest rate derivative to the same counterparty which had the same notional amount of $93.3 million and an effective capped interest rate of 3.0%.  The total cost of these two interest rate derivatives was approximately $800,000 and the derivative contracts do not qualify for hedge accounting. Therefore, changes in the estimated fair value of the interest rate derivatives are included in earnings.  This interest rate corridor transaction effectively reduced the capped interest rate from 3.0% to 1.5% on the 2010 TEBS financing facility through the maturity date of the interest rate derivative contracts. In August 2013, the Company executed a master netting agreement with DB, which is the counterparty to these interest rate derivative contracts and is also the provider of the Company’s TOB financing facilities. The Company received $500,000 of cash collateral upon the execution of this master netting agreement. This $500,000 has been reported on a net basis against the cash collateral posted for the TOB financing facilities in the consolidated balance sheet as of September 30, 2014 and December 31, 2013.

The Company contracted for two no-cost interest rate swaps with DB related to the Decatur Angle and Bruton TOB financing facilities collateralized by mortgage revenue bonds that are used to provide financing for the construction of these properties. The swap related to the Decatur Angle TOB financing facility has a $23.0 million notional value, an October 15, 2016 effective date, and an October 15, 2021 termination date. The swap related to the Bruton TOB financing facility has an approximate $18.1 million notional value, an April 15, 2017 effective date, and an April 15, 2022 termination date. Both swaps are in place to mitigate the possible interest rate increases and swaps a variable rate based on LIBOR for an approximate 2% fixed rate. As of September 30, 2014 the fair value of the Decatur Angle swap is an asset of approximately $4,000 and the fair value of the Bruton swap is a liability of approximately $1,700. The fair value of these swaps have been recorded in Other Assets.

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $154,000 and $764,000 for the three and nine months ended September 30, 2014, respectively. The change in the fair value of these derivative contracts resulted in a decrease in interest expense of approximately $440,000 and $304,000 for the three and nine months ended September 30, 2013, respectively. The valuation methodology used to estimate the fair value of the Company’s interest rate derivative agreements is disclosed in footnote 15.

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

Investments in Mortgage Revenue Bonds.  The fair values of the Company’s investments in mortgage revenue bonds have each been based on a discounted cash flow or yield to maturity analysis. The Company uses this same valuation methodology to estimate the fair value adjustment for its mortgage bond purchase commitments. There is no active trading market for the mortgage revenue bonds and price quotes for the mortgage revenue bonds are not available.  If available, the General Partner may also consider price quotes on similar mortgage revenue bonds or other information from external sources, such as pricing services.  The estimates of the fair values of these mortgage revenue bonds, whether estimated by the Company or based on external sources, are based largely on unobservable inputs the General Partner believes would be used by market participants.  Additionally, the calculation methodology used by the external sources and the Company encompasses the use of judgment in its application. To validate changes in the fair value of the Company’s investments in mortgage revenue bonds between reporting periods, the General Partner looks at the key inputs such as changes in the current market yields on similar bonds as well as changes in the operating performance of the underlying property serving as collateral for each bond. The General Partner validates that the changes in the estimated fair value of the mortgage revenue bonds move with the changes in these monitored factors. Given these facts the fair value measurement of the Company’s investment in mortgage revenue bonds is categorized as a Level 3 input. There is also an approximately $2.6 million and $7.8 million estimated fair market value adjustment related to forward bond purchase commitments that are categorized as a Level 3 input which were recorded in other comprehensive income (loss) during the three and nine months ended September 30, 2014, respectively. The fair value of the bond purchase commitment is determined in the same manner as the mortgage revenue bonds.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2014
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage Revenue Bonds	$404,789,122	$—	$—	$404,789,122
Bond Purchase Commitment	2,968,941	—	—	2,968,941
Public Housing Capital Fund Trust Certificates	60,537,086	—	—	60,537,086
MBS Investments	38,878,702	—	38,878,702	—
Taxable Bonds	4,544,470	—	—	4,544,470
Interest Rate Derivatives	1,507,302	—	—	1,507,302
Total Assets at Fair Value	$513,225,623	$—	$38,878,702	$474,346,921

	For Three Months Ended September 30, 2014
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitment	Public Housing Capital Fund Trust Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance July 1, 2014	$356,313,065	$334,367	$64,997,718	$4,370,023	$669,712	$426,684,885
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	—	—	(153,810)	(153,810)
Included in other comprehensive income (loss)	17,464,986	2,634,574	(316,185)	174,447	—	19,957,822
Purchases	31,115,700	—	—	—	—	31,115,700
Purchase interest rate derivatives	—	—	—	—	991,400	991,400
Settlements	(104,629)	—	(4,144,447)	—	—	(4,249,076)
Ending Balance September 30, 2014	$404,789,122	$2,968,941	$60,537,086	$4,544,470	$1,507,302	$474,346,921
Total amount of losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30, 2014	$—	$—	$—	$—	$(153,810)	$(153,810)

	For Nine Months Ended September 30, 2014
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitment	Public Housing Capital Fund Trust Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2014	$285,318,171	$(4,852,177)	$62,056,379	$4,075,953	$888,120	$347,486,446
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	—	—	(763,718)	(763,718)
Included in other comprehensive income (loss)	42,498,644	7,821,118	4,480,249	543,517	—	55,343,528
Purchases	107,770,827	—	—	—	—	107,770,827
Purchase interest rate derivatives	—	—	—	—	1,382,900	1,382,900
Mortgage revenue bond and MBS sales and redemption	(30,464,798)	—	—	—	—	(30,464,798)
Settlements	(333,722)	—	(5,999,542)	(75,000)	—	(6,408,264)
Ending Balance September 30, 2014	$404,789,122	$2,968,941	$60,537,086	$4,544,470	$1,507,302	$474,346,921
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30, 2014	$—	$—	$—	$—	$(763,718)	$(763,718)

	Fair Value Measurements at December 31, 2013
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage Revenue Bonds	$285,318,171	$—	$—	$285,318,171
Bond Purchase Commitment	(4,852,177)	—	—	(4,852,177)
Public Housing Capital Fund Trusts	62,056,379	—	—	62,056,379
MBS Investments	37,845,661	—	37,845,661	—
Taxable Bonds	4,075,953	—	—	4,075,953
Interest Rate Derivatives	888,120	—	—	888,120
Total Assets at Fair Value	$385,332,107	$—	$37,845,661	$347,486,446

	For Three Months Ended September 30, 2013
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Public Housing Capital Fund Trust Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance July 1, 2013	$199,115,593	$62,759,268	$3,083,579	$514,975	$265,473,415
Total losses (realized/unrealized)
Included in earnings	—	—	—	(440,331)	(440,331)
Included in other comprehensive loss	(15,995,937)	(951,622)	(226,701)	—	(17,174,260)
Greens Property's bonds after sale recognition	9,465,000	—	—	—	9,465,000
Purchases	10,542,000	—	1,283,000	—	11,825,000
Purchase interest rate derivatives	—	—	—	792,999	792,999
Settlements	(50,776)	(14,130)	—	—	(64,906)
Ending Balance September 30, 2013	$203,075,880	$61,793,516	$4,139,878	$867,643	$269,876,917
Total amount of losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30, 2013	$—	$—	$—	$(440,331)	$(440,331)

	For Nine Months Ended September 30, 2013
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	mortgage Revenue Bonds	Public Housing Capital Fund Trust Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2013	$145,237,376	$65,389,298	$1,524,873	$378,729	$212,530,276
Total losses (realized/unrealized)
Included in earnings	—	—	—	(304,085)	(304,085)
Included in other comprehensive income (loss)	(15,851,561)	(3,553,392)	(232,995)	—	(19,637,948)
Ohio Properties' bonds after sale recognition	19,581,166	—	—	—	19,581,166
Greens Property's bonds after sale recognition	9,465,000	—	—	—	9,465,000
Purchases	72,752,000	—	2,918,000	—	75,670,000
Purchase interest rate derivatives	—	—	—	792,999	792,999
Mortgage revenue bond redemption	(16,052,849)	—	—	—	(16,052,849)
Mortgage revenue bond foreclosure	(11,581,266)	—	—	—	(11,581,266)
Settlements	(473,986)	(42,390)	(70,000)	—	(586,376)
Ending Balance September 30, 2013	$203,075,880	$61,793,516	$4,139,878	$867,643	$269,876,917
Total amount of losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of September 30, 2013	$—	$—	$—	$(304,085)	$(304,085)

Gains and losses included in earnings for the period shown above are included in interest expense.

The Company calculates a fair value of each financial instrument using a discounted cash flow model based on the debt amortization schedules at the effective rate of interest for each period represented. This estimate of fair value is based on Level 3 inputs. The table below represents the fair value of the debt held on the balance sheet for September 30, 2014 and December 31, 2013, respectively.

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Liabilities:
Debt financing	$346,957,000	$346,193,323	$257,274,000	$258,639,691
Mortgages payable	$72,585,842	$71,348,283	$57,087,320	$58,117,798

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

On July 2, 2014, the Partnership entered into a Bond Purchase Commitment agreeing to purchase up to approximately $9.9 million new mortgage revenue bond secured by a multifamily property under construction in Vancouver, Washington. The mortgage revenue bond will have a stated annual interest rate of 6.25% and bond proceeds must be used to pay off the third party construction loan. The Partnership accounts for the Bond Purchase Commitment as an available-for-sale security and records any changes in estimated fair value of the Bond Purchase Commitment as an asset or liability with changes in such valuation recorded in other comprehensive income. At September 30, 2014, the Partnership has estimated the value of this Bond Purchase Commitment and recorded in other assets an asset of approximately $588,000.

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

In connection with the sale of the Greens Property, the Company entered into guarantee agreements with the BC Partners under which the Company has guaranteed certain obligations of the general partner of the Greens of Pine Glen limited partnership, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur. A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehabilitation, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure. No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote. The maximum exposure to the Company at September 30, 2014, under the guarantee provision of the repurchase clause is approximately $1.3 million which represents 75% of the equity contributed by BC Partners to date.

In connection with the Ohio Properties transaction in 2011, the Company entered into guarantee agreements with the BC Partners under which the Company has guaranteed certain obligations of the general partner of these limited partnerships, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur. A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehabilitation, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure. Even if a repurchase event should occur, 25% of the BC equity would remain in the Ohio Properties and thus BC, a third party, would have sufficient equity in the Ohio Properties for the Company to recognize the sale discussed in Note 9. No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote. The maximum exposure to the Company at September 30, 2014, under the guarantee provision of the repurchase clause is approximately $4.9 million which represents 75% of the equity contributed by BC Partners.

In June 2013, the Partnership executed a Bond Purchase Commitment agreeing to purchase an $8.0 million new mortgage revenue bond and a $500,000 taxable bond both secured by Silver Moon, a multifamily property under construction in Albuquerque, New Mexico. The mortgage revenue bond will have a stated annual interest rate of 6.0% per annum, the taxable bond will have a stated rate of 12.0% per annum, and bond proceeds must be used to pay off the third party construction loan. The Partnership accounts for the Bond Purchase Commitment as an available-for-sale security and, as such, records the change in estimated fair value of the Bond Purchase Commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.  As of September 30, 2014, the Partnership has estimated the value of this Bond Purchase Commitment and recorded in other assets an asset of approximately $246,000.

The Partnership has also executed a Guarantee Agreement with the construction lender for Silver Moon. The terms of the Guarantee Agreement require the Partnership to guarantee that all construction costs are paid when due and pay any remaining outstanding principal and unpaid interest on the construction loan on or before July 1, 2015. Construction is expected to be completed in the first quarter of 2015 when the Partnership anticipates purchasing the mortgage revenue bond and taxable bond. No amounts have been accrued for this Guarantee Agreement as the Partnership expects that the construction loan will be sufficient to pay all costs during the construction period and that the proceeds from the mortgage revenue bond, taxable bond, and third party equity contribution to be sufficient to pay off all outstanding principal and interest on the construction loan on or before July 1, 2015.

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

17. Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU No. 2014-15, “Presentation of Financial Statements-Going Concern”.   ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management is currently assessing the impact the adoption of ASU 2014-15 will have on our Consolidated Financial Statements.

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

18. Subsequent Events

In October 2014, the Company acquired at 99% of par, two mortgage revenue bonds, one with a par value of $10.0 million with a stated interest rate of approximately 5.3% and one with a par value of $10.0 million with a stated interest rate of approximately 6.0%, maturing on May 1, 2025 and May 1, 2034, respectively. These mortgage revenue bonds are secured by ground, facility, and equipment at the Provision Center for Proton Therapy, an ancillary health care facility providing cutting edge proton therapy treatment to cancer patients in Knoxville, Tennessee. The Company simultaneously executed two new TOB Trusts under its credit facility with DB securitizing this transaction, borrowing approximately $18.0 million at a fixed rate of approximately 4.0% per annum which will mature in July 2017. Pursuant to the terms of this TOB trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS.

In October 2014, the Company purchased land in St. Petersburg, Florida for approximately $2.7 million plus pre-development costs of approximately $279,000. The Company plans to sell this property to a not-for-profit prior to any further construct into a LIHTC property.

In October 2014, the Company sold a portion of the MBS TOB Trusts for an amount approximating the outstanding amortized cost. The approximate $24.4 million par value of the MBS had been acquired for approximately $24.6 million in the fourth quarter of 2012 first half of 2013. The Company then collapsed the related MBS - TOB Trust 4 for approximately $6.0 million, MBS - TOB Trust 5 for approximately $5.3 million and MBS - TOB Trust 6 for approximately $7.8 million securitizing the related MBS. The Company’s approximate $19.1 million TOB financing facilities, which were the securitization of this MBS TOB Trusts, were paid off in full in connection with this sale (Notes 6 and 10).

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

Mortgage Revenue Bond Investments Segment

The Mortgage Revenue Bond Investments segment consists of the Company’s portfolio of mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments.  Such mortgage revenue bonds are held as long-term investments.  As of September 30, 2014, the Company held forty-four mortgage revenue bonds not associated with Consolidated VIEs and two mortgage revenue bonds associated with Consolidated VIEs which are bonds that are eliminated in consolidation on the Company’s financial statements. The multifamily apartment properties financed by the forty-three mortgage revenue bonds contain a total of 5,860 rental units. Three of the bonds’ properties are not operational and are under construction (Note 4).

MF Properties Segment

The MF Properties segment consists of indirect equity interests in multifamily apartment properties which are not currently financed by mortgage revenue bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring.  In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties.  The Partnership’s interests in its current MF Properties are not currently classified as Assets held for sale because the Partnership is not actively marketing them for sale, there is no definitive purchase agreement in existence that, under current guidance, can be recognized as a sale of real estate assets and, therefore, no sale is expected in the next twelve months. During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.  Any such cash distribution will contribute to the Partnership’s CAD.  As of September 30, 2014, the Company consolidated the results of nine MF Properties containing a total of 2,233 rental units including the student housing complex in Lincoln, Nebraska that began leasing in August 2014 (Note 7).

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

The Consolidated VIE Segment

The Consolidated VIE segment consists of multifamily apartment properties which are financed with mortgage revenue bonds held by the Partnership, the assets, liabilities and operating results of which are consolidated with those of the Partnership as a result of consolidation guidance.  The mortgage revenue bonds on these Consolidated VIE properties are eliminated from the Company’s financial statements as a result of such consolidation, however, such bonds are held as long-term investments by the Partnership which continues to be entitled to receive principal and interest payments on such bonds.  The Company does not actually own an equity position in the Consolidated VIEs or their underlying properties.  As of September 30, 2014, the Company consolidated two VIEs containing a total 410 units (Note 3).

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

The following table details certain key financial information for the Company’s reportable segments for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Total revenues
Mortgage Revenue Bond Investments	$6,488,107	$4,599,998	$21,142,200	$23,371,043
MF Properties	3,675,140	3,074,115	9,959,704	8,325,594
Public Housing Capital Fund Trust Certificates	734,110	814,946	2,311,112	2,445,259
Mortgage-Backed Securities	378,202	425,499	1,195,880	1,178,664
Consolidated VIEs	799,411	1,225,261	2,385,835	3,658,636
Consolidation/eliminations	(232,022)	(375,642)	(697,964)	(1,130,027)
Total revenues	$11,842,948	$9,764,177	$36,296,767	$37,849,169

Interest expense
Mortgage Revenue Bond Investments	$1,612,293	$1,307,397	$4,253,997	$2,426,721
MF Properties	603,714	550,755	1,627,264	1,574,544
Public Housing Capital Fund Trust Certificates	316,561	345,547	988,958	945,140
Mortgage-Backed Securities	101,324	121,673	334,073	341,589
Consolidated VIEs	565,444	832,719	1,684,636	2,477,348
Consolidation/eliminations	(565,444)	(832,719)	(1,684,636)	(2,477,348)
Total interest expense	$2,633,892	$2,325,372	$7,204,292	$5,287,994

Depreciation expense
Mortgage Revenue Bond Investments	$—	$—	$—	$—
MF Properties	1,277,548	1,019,947	3,324,026	2,781,678
Public Housing Capital Fund Trust Certificates	—	—	—	—
Mortgage-Backed Securities	—	—	—	—
Consolidated VIEs	235,774	354,756	702,053	1,048,210
Consolidation/eliminations	—	—	—	—
Total depreciation expense	$1,513,322	$1,374,703	$4,026,079	$3,829,888

Income (loss) from continuing operations
Mortgage Revenue Bond Investments	$3,116,090	$2,066,800	$12,031,064	$12,333,200
MF Properties	(333,452)	(478,460)	(761,723)	(1,205,151)
Public Housing Capital Fund Trust Certificates	410,396	462,245	1,300,694	1,478,659
Mortgage-Backed Securities	276,878	276,968	859,139	764,120
Consolidated VIEs	(505,338)	(786,542)	(1,426,463)	(2,241,493)
Consolidation/eliminations	340,106	467,837	1,006,778	1,379,690
Income - America First Multifamily Investors, L. P.	$3,304,680	$2,008,848	$13,009,489	$12,509,025

Net income (loss)
Mortgage Revenue Bond Investments	$3,116,090	$2,066,800	$12,031,064	$12,333,200
MF Properties	(330,303)	923,951	(758,097)	1,973,669
Public Housing Capital Fund Trust Certificates	410,396	462,245	1,300,694	1,478,659
Mortgage-Backed Securities	276,878	276,968	859,139	764,120
Consolidated VIEs	(505,338)	(786,542)	(1,426,463)	(2,241,493)
Consolidation/eliminations	340,106	467,837	1,006,778	1,379,690
Net income - America First Multifamily Investors, L. P.	$3,307,829	$3,411,259	$13,013,115	$15,687,845

The following table details certain key financial information for the Company’s reportable segments as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Total assets
Mortgage Revenue Bond Investments	$675,317,067	$442,175,645
MF Properties	101,808,642	83,580,479
Public Housing Capital Fund Trusts	60,990,478	62,449,028
Mortgage-Backed Securities	39,438,966	38,427,654
Consolidated VIEs	13,625,661	14,019,837
Consolidation/eliminations	(155,172,941)	(106,419,611)
Total assets	$736,007,873	$534,233,032

Total partners’ capital
Mortgage Revenue Bond Investments	$350,718,351	$231,042,138
MF Properties	19,616,237	23,107,538
Public Housing Capital Fund Trusts	16,214,975	13,336,761
Mortgage-Backed Securities	8,286,132	4,397,356
Consolidated VIEs	(22,938,239)	(21,511,776)
Consolidation/eliminations	(70,426,508)	(47,237,930)
Total partners’ capital	$301,470,948	$203,134,087

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Management’s Discussion and Analysis, the “Partnership” refers to America First Multifamily Investors, L.P. and its Consolidated Subsidiaries at September 30, 2014 which consist of:

•
ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created in 2010 to hold mortgage revenue bonds in order to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing with Freddie Mac (see Note 10 to the consolidated financial statements).

•
ATAX TEBS II, LLC, a special purpose entity owned and controlled by the Partnership, created in 2014 to hold mortgage revenue bonds in order to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing with Freddie Mac (see Note 10 to the consolidated financial statements).

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

Executive Summary

For the three months ended September 30, 2014 and 2013, the Company generated Net income of approximately $3.3 million and $3.4 million, respectively. For the nine months ended September 30, 2014 and 2013, the Company generated Net income of approximately $13.0 million and $15.7 million, respectively. During the first nine months of 2014, the Company realized an approximate $2.8 million gain from the Lost Creek mortgage revenue bond redemption and an approximate $873,000 gain from the Autumn Pines mortgage revenue bond sale. In addition, the Company realized $188,000 guarantee fee related to the Greens Property. During the first nine months of 2013, the Company realized approximately $6.5 million in contingent mortgage interest income offset by approximately $4.6 million in a realized loss on a taxable property loan related to the redemption of the Iona Lakes mortgage revenue bond. In addition, the Company realized approximately $5.3 million in mortgage revenue bond and taxable property loan interest income, a $250,000 guarantee fee, and an approximate $1.8 million gain on sale of discontinued operations during the first nine months of 2013 due to the recognition of the sale of the Ohio Properties. New mortgage revenue bond and MBS purchases during 2013 and first nine months of 2014 resulted in the Company reporting an approximate $2.9 million and $7.8 million in additional recurring mortgage revenue bond interest income in the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013, respectively. Offsetting these increases was an increase in interest expense and general and administrative expenses from the first nine months of 2013 to the first nine months of 2014 due to increased borrowings, the adjustment of the derivatives to fair value, increased administrative fees, salaries, and professional fees.

The Company reported a net increase in property revenues, real estate operating expenses, and depreciation and amortization expenses related to the Woodland Park foreclosure in May of 2013 and The 50/50 which began leasing in August 2014 which was offset by the deconsolidation of Lake Forest during the fourth quarter of 2013. Overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents, and non-revenue units such as model units and employee units) of the apartment properties that the Partnership has financed with mortgage revenue bonds was approximately 84% for the first nine months of 2014 and approximately 88% for the first nine months of 2013.  Overall economic occupancy of the MF Properties was approximately 85% for the first nine months of 2014 and approximately 82% for the first nine months of 2013.

The Company generated Cash Available for Distribution (“CAD”) of approximately $5.8 million and $3.8 million for the three months ended September 30, 2014 and 2013, respectively. The Company generated CAD of approximately $18.2 million and $14.5 million for the nine months ended September 30, 2014 and 2013, respectively. See further discussion of CAD in the Liquidity and Capital Resources section in the Management’s Discussion and Analysis. The majority of this increase was due to the gain realized from the Lost Creek mortgage bond redemption, the gain realized from the sale of the Autumn Pines mortgage revenue bond, and the fee income realized from the construction completion of The 50/50 offset by increased interest expense due to increased borrowings and the change in derivatives.

Recent Investment Activity

The Company owns the student housing complex in Lincoln, Nebraska (“The 50/50”) at an approximate carrying value of $33.8 million. The 50/50 was fully constructed and began leasing on August 1, 2014 (see Note 7).

In August 2014, the Company acquired at par an approximate $11.2 million par value Series 2014A mortgage revenue bond with a stated interest rate of 6.0% which matures on September 1, 2051. In addition, the Company acquired a $520,000 par value Subordinate Series 2014B mortgage revenue bond with a stated interest rate of 12.0% which matures on October 1, 2051. These mortgage revenue bonds are secured by Heritage Square, a 204 unit multifamily apartment complex in Edinburg, Texas (see Note 4).

In August 2014, the Company acquired at par the approximate $18.1 million mortgage revenue bond secured by Bruton Apartments, a 264 unit multifamily apartment complex under construction in Dallas, Texas. The mortgage revenue bond carries an annual interest rate of 6.0% and matures on August 1, 2054 (see Note 4).

In June 2014, the Partnership committed to the purchase of an approximate $40.3 million par value mortgage revenue bond secured by the Live 929 Apartments, with a 5.78% annual stated interest rate which matures on July 1, 2049. The project is a 321-unit, 572-bed existing student housing project on the campus of The Johns Hopkins University School of Medicine in Baltimore, Maryland (see Note 4).

In June, 2014 the Company finalized the restructuring of twelve mortgage revenue bonds related to Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Avistar on the Hills Apartments, Avistar at the Oaks Apartments and Avistar in 09 Apartments purchased in June and February 2013 (see Note 4). In connection with the mortgage revenue bond restructuring the Company loaned these entities approximately $526,000 to cover the costs of restructuring the mortgage revenue bonds. These taxable loans have a stated interest rate of 12% per annum due monthly with any unpaid balance due on June 26, 2024 (see Notes 4 and 8).

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

Recent Financing and Derivative Activities

In August 2014, the Partnership executed a new TOB Trust under its credit facility with DB securitizing the Bruton Apartments mortgage revenue bond borrowing approximately $17.3 million. The TOB Trust facility has an approximate 4.6% per annum fixed interest rate and will mature in July 2017. Pursuant to the terms of this TOB trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS. The outstanding balance remains at $17.3 million on September 30, 2014 (see Note 10).

In July 2014, the Partnership executed a new TOB Trust under its credit facility with DB securitizing the Decatur-Angle mortgage revenue bond borrowing $21.9 million. The new TOB Trust facility will mature in October 2016. On the closing date the total fixed TOB Trust facility interest rate was approximately 4.3% per annum. Pursuant to the terms of this TOB trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS. This new TOB Trust replaced the March 2014 TOB Trust under its credit facility with DB which had securitized the Decatur-Angle mortgage revenue bond borrowing $17.3 million. The outstanding balance remains at $21.9 million on September 30, 2014 (see Note 10).

As a part of the TOB structuring of the Decatur Angle and Bruton Apartments new construction project financing, the developer of the project, The NRP Group, LLC, provided Bank of America Letters of Credit, in the full amount of the outstanding bonds, which mitigated the risk of construction completion and stabilization of the projects for the Partnership.  Although the full amount of the mortgage revenue bonds were funded at closing, in the event the projects fail to achieve 90% physically occupancy and 1.15 times debt service coverage for 90 days, the Partnership would draw on the Bank of America Letters of Credit allowing for an orderly termination of the TOB financing facilities and defeasance of the mortgage revenue bonds that were securing these facilities.

The Company contracted for two no-cost interest rate swaps with DB related to the Decatur Angle and Bruton TOB financing facilities collateralized by mortgage revenue bonds that are used to provide financing for the construction of these properties. The swap related to the Decatur Angle TOB financing facility has a $23.0 million notional value, an October 15, 2016 effective date, and an October 15, 2021 termination date. The swap related to the Bruton TOB financing facility has an approximate $18.1 million notional value, an April 15, 2017 effective date, and an April 15, 2022 termination date. Both swaps are in place to mitigate the possible interest rate increases and swaps a variable rate based on LIBOR for an approximate 2% fixed rate. The current value of these swaps is approximately $2,400 and has been reported as an additional Other asset.

In July 2014, the Partnership executed a new TOB Trust under its credit facility with DB securitizing the Live 929 mortgage revenue bond borrowing approximately $35.0 million. The TOB Trust facility has an approximate 4.4% per annum fixed interest rate and will mature in July 2019. Pursuant to the terms of this TOB trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS. The outstanding balance is approximately $35.0 million on September 30, 2014 (see Note 10).

In July 2014, to mitigate its exposure to interest rate fluctuations on the variable rate 2014 TEBS financing, the Company entered into interest rate cap agreements with Barclays Bank PLC, the Royal Bank of Canada, and Sumitomo Mitsui Banking Corporation, each in an initial notional amount of approximately $31.6 million, which effectively limits the interest payable by the Company on the Class A 2014 TEBS Certificates to a fixed rate of 3.0% per annum on the combined notional amounts of the interest rate cap agreements through August 15, 2019. The interest rate cap contracts cost approximately $991,000 and do not qualify for hedge accounting. Therefore, changes in the estimated fair value of the interest rate derivatives are included in earnings (see Note 14).

In July 2014, a separate transaction occurred as a preliminary transaction to achieve the closing of the 2014 TEBS financing. DB purchased the SPEARS which securitized four TOB Trust facilities for approximately $45.9 million and approximately $26.5 million in the related residual LIFERS. DB held the ten mortgage revenue bonds that collateralized this transaction, the Greens Property, Arbors at Hickory Ridge, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Avistar on the Hills Apartments, Avistar at the Oaks Apartments, and Avistar in 09 Apartments, until the 2014 TEBS financing facility closed on July 10, 2014 (see Note 10).

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

In March 2014, the Partnership obtained two $5.0 million unsecured revolving lines of credit. The first revolving line of credit carries a variable interest rate which was approximately 3.5% on the closing date and matures in March 2015. The second revolving line of credit carries a variable interest rate which was approximately 3.4% on the closing date and matures in March 2016. On September 30, 2014, the Partnership had not borrowed funds on either line of credit. These lines of credit will be utilized to help with short-term working capital needs and to fund new investments during the periods of time that the Company is working with its lender to finalize new TOB financings of assets (see Note 10).

In February 2014, the Company entered into two interest rate cap agreements with SMBC Capital Markets, Inc. for a notional amount of $70.0 million with an effective start date of March 1, 2014. These agreements effectively limit the interest component of the TOB financing correlated with the SIFMA index to a maximum of 1.0% on $70.0 million of the outstanding borrowings on the MBS TOB financing facilities, and limit the interest on the PHC Certificates TOB financing facilities to 1.0% through a three year term ending March 1, 2017. These interest rate cap contracts cost approximately $390,000 and do not qualify for hedge accounting. Therefore, changes in the estimated fair value of the interest rate derivatives are included in earnings (see Note 14).

Discussion of the Mortgage Revenue Bond Holdings as of September 30, 2014

The Partnership’s primary purpose is to acquire and hold as long-term investments a portfolio of mortgage revenue bonds which have been issued to provide construction and/or permanent financing of multifamily residential apartments. At September 30, 2014, the Partnership held 46 mortgage revenue bonds secured by 35 properties of which 12 bonds are owned by ATAX TEBS I, LLC, 13 bonds are owned by ATAX TEBS II, LLC, and 12 are held in trust facilities with DB (see Note 10).  Thirty of the properties securing the bonds contain a total of 5,860 rental units and three of the bonds’ properties are not operational and are under construction. Two of the entities that own the apartment properties financed by two of the Partnership’s mortgage revenue bonds were deemed to be Consolidated VIEs of the Partnership at September 30, 2014 and, as a result, these bonds are eliminated in consolidation on the Company’s financial statements.

For the three and nine months ended September 30, 2014, the mortgage revenue bond investment segment reported revenue of approximately $6.5 million and $21.1 million, respectively, interest expense of approximately $1.6 million and $4.3 million, respectively, and income from continuing operations of approximately $3.1 million and $12.0 million, respectively. For the three and nine months ended September 30, 2013, the mortgage revenue bond investment segment reported revenue of approximately $4.6 million and $23.4 million, respectively, interest expense of approximately $1.3 million and $2.4 million, respectively, and income from continuing operations of approximately $2.1 million and $13.1 million, respectively. During the first nine months of 2014, the Company realized an approximate $2.8 million gain from the Lost Creek mortgage revenue bond redemption and an approximate $873,000 gain from the Autumn Pines mortgage revenue bond sale. During the first nine months of 2013, the Company realized approximately $6.5 million in contingent mortgage interest income offset by approximately $4.6 million in a realized loss on a taxable property loan related to the redemption of the Iona Lakes mortgage revenue bond. In addition, the Company realized approximately $5.3 million in mortgage revenue bond and taxable property loan interest income, a $250,000 guarantee fee, and an approximate $1.8 million gain on sale of discontinued operations in the first nine months of 2013 due to the recognition of the sale of the Ohio Properties. New mortgage revenue bond and MBS purchases during the second half of 2013 and first nine months of 2014 resulted in the Company reporting an approximate $2.9 million and $7.8 million in additional recurring mortgage revenue bond interest income when comparing the three and nine months ended September 30, 2014 and 2013, respectively. Offsetting these increases was an increase in interest expense and general and administrative expenses from the first nine months of 2013 to the first nine months of 2014 due to increased borrowings, the adjustment of the derivatives to fair value, increased administrative fees, salaries, and professional fees.

Discussion of the Public Housing Capital (“PHC”) Trusts Holdings as of September 30, 2014

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

The Public Housing Capital Fund Certificates (“PHC Certificates”) acquired in July 2012 consist of custodial receipts evidencing loans made to a number of public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by HUD under HUD’s Capital Fund Program. For the three and nine months ended September 30, 2014, the PHC Certificate segment reported revenue of approximately $734,000 and $2.3 million, respectively, interest expense of approximately $317,000 and $989,000, respectively, and income from continuing operations of approximately $410,000 and $1.3 million, respectively. For the three and nine months ended September 30, 2013, the PHC Certificate segment reported revenue of approximately $815,000 and $2.4 million, respectively, interest expense of approximately $346,000 and $945,000, respectively, and income from continuing operations of approximately $462,000 and $1.5 million, respectively. The following table sets forth certain information relating to the PHC Certificates held in the tender option bond trusts (“PHC TOB Trusts”):

	Average Remaining Lives (Years)	Investment Rating	Weighted Average Interest Rate over Life	Principal Outstanding September 30, 2014
Public Housing Capital Fund Trust Certificate I	10.50	AA-	5.33%	$25,980,780
Public Housing Capital Fund Trust Certificate II	9.97	A+	4.24%	12,429,186
Public Housing Capital Fund Trust Certificate III	11.06	BBB	5.41%	20,898,432
Total Public Housing Capital Fund Trust Certificates				$59,308,398

Discussion of the Mortgage-Backed Securities Holdings as of September 30, 2014

The third class of security owned by the Company is MBS. As of September 30, 2014, the Company owns state-issued MBS with an aggregate outstanding principal amount of approximately $40.0 million. The MBS were acquired between fourth quarter 2012 and first quarter 2013 and are backed by residential mortgage loans. For the three and nine months ended September 30, 2014, the MBS segment reported revenue of approximately $378,000 and $1.2 million, respectively, interest expense of approximately $101,000 and $334,000, respectively, and income from continuing operations of approximately $277,000 and $859,000, respectively. For the three and nine months ended September 30, 2013, the MBS segment reported revenue of approximately $425,000 and $1.2 million, respectively, interest expense of approximately $122,000 and $342,000, respectively, and income from continuing operations of approximately $277,000 and $764,000, respectively. The following table sets forth certain information relating to the MBS held in the MBS TOB Trusts:

Agency Rating of Mortgage-Backed Securities	Principal Outstanding September 30, 2014	Weighted Average Maturity Date	Weighted Average Coupon Interest Rate
“AAA”	$22,710,000	10/7/2036	4.05%
“AA”	16,440,000	1/30/2038	4.11%
	$39,150,000

Discussion of the MF Property Holdings as of September 30, 2014

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

At September 30, 2014, the Partnership’s consolidated subsidiaries owned nine MF Properties which contain a total of 2,233 rental units including the student housing complex in Lincoln, Nebraska (“The 50/50”) that began leasing in August 2014 (see Note 7). For the three and nine months ended September 30, 2014, the MF Properties segment reported approximately $333,000 and $762,000 loss from continuing operations, respectively.

At September 30, 2013, the Partnership’s consolidated subsidiaries owned eight MF Properties which contain a total of 1,582 rental units plus The 50/50 that was under construction (see Note 7). For the three and nine months ended September 30, 2013, the MF Properties segment reported approximately $478,000 and $1.2 million loss from continuing operations, respectively, and approximately $1.4 million and $3.2 million gain on sale of MF Properties, respectively, which was recognized within income from discontinued operations. For the three and nine months ended September 30, 2013, this segment reported $924,000 and $2.0 million of net income, respectively.

The decrease in loss from continuing operations for the three and nine months ended September 30, 2014 compared to the the three and nine months ended September 30, 2013 can be attributed to increased rental revenue due to increased economic occupancy and the completion of The 50/50 for the MF Properties.

America First Properties Management Company (“Properties Management”), an affiliate of AFCA 2, provides property management services for the nine MF Properties, the two VIEs, and seven of the properties collateralized by the mortgage revenue bonds.  Management believes that this relationship provides greater insight and understanding of the underlying property operations and their ability to meet the Partnership’s debt service requirements.

The following table outlines certain information regarding the apartment properties on which the Partnership holds mortgage revenue bonds (separately identifying those owned by entities treated as Consolidated VIEs) and the MF Properties.  The narrative discussion that follows provides a brief operating analysis of each property during the first nine months of 2014 and 2013.

		Number of Units	Number of Units Occupied	Percentage of Occupied Units as of September 30,		Economic Occupancy (1) for the period ended September 30,

Property Name	Location			2014	2013	2014	2013

Non-Consolidated Properties
Arbors of Hickory Ridge	Memphis, TN	348	323	93%	94%	86%	87%
Ashley Square Apartments	Des Moines, IA	144	135	94%	97%	92%	96%
Avistar at Chase Hill (2)	San Antonio, TX	232	213	92%	n/a	73%	n/a
Avistar at the Crest (2)	San Antonio, TX	200	196	98%	n/a	80%	n/a
Avistar at the Oaks (2)	San Antonio, TX	156	136	87%	n/a	63%	n/a
Avistar in 09 (2)	San Antonio, TX	133	128	96%	n/a	73%	n/a
Avistar on the Boulevard (2)	San Antonio, TX	344	332	97%	n/a	78%	n/a
Avistar on the Hills (2)	San Antonio, TX	129	123	95%	n/a	78%	n/a
Bella Vista Apartments	Gainesville, TX	144	138	96%	87%	87%	82%
Bridle Ridge Apartments	Greer, SC	152	149	98%	98%	96%	89%
Brookstone Apartments	Waukegan, IL	168	160	95%	95%	90%	86%
Copper Gate Apartments (2)	Lafayette, IN	128	123	96%	n/a	96%	n/a
Cross Creek Apartments	Beaufort, SC	144	138	96%	91%	89%	79%
Greens of Pine Glen Apartments	Durham, NC	168	146	87%	93%	87%	85%
Harden Ranch Apartments (4)	Salinas, CA	100	95	95%	n/a	98%	n/a
Heritage Square Apartments	Edinberg, TX	204	174	85%	n/a	75%	n/a
Lake Forest Apartments	Daytona Beach, FL	240	225	94%	91%	85%	81%
Live 929 Apartments	Baltimore, MD	572	550	96%	n/a	94%	n/a
Ohio Properties (3)	Ohio	362	351	97%	94%	94%	93%
Palms at Premier Park (4)	Columbia, SC	240	221	92%	n/a	87%	n/a
Renaissance Gateway (5)	Baton Rouge, LA	208	196	94%	n/a	n/a	n/a
Runnymede Apartments	Austin, TX	252	242	96%	98%	97%	94%
South Park Ranch Apartments	Austin, TX	192	190	99%	98%	95%	91%
Suites at Paseo (4)	San Diego, CA	384	340	89%	n/a	54%	n/a
Tyler Park Townhomes (4)	Greenfield, CA	88	87	99%	n/a	99%	n/a
Vantage at Judson (5)	San Antonio, TX	288	261	91%	n/a	n/a	n/a
Westside Village (4)	Shafter, CA	81	78	96%	n/a	100%	n/a
Woodlynn Village	Maplewood, MN	59	51	86%	97%	93%	97%
		5,860	5,501	94%	95%	84%	88%

Consolidated VIEs
Bent Tree Apartments	Columbia, SC	232	214	92%	88%	84%	80%
Fairmont Oaks Apartments	Gainesville, FL	178	160	90%	90%	83%	78%
		410	374	91%	91%	84%	79%

		Number of Units	Number of Units Occupied	Percentage of Occupied Units as of September 30,		Economic Occupancy (1) for the period ended September 30,

Property Name	Location			2014	2013	2014	2013
MF Properties
Arboretum	Omaha, NE	145	143	99%	97%	91%	88%
Eagle Village	Evansville, IN	511	355	69%	67%	63%	70%
Glynn Place	Brunswick, GA	128	112	88%	88%	78%	75%
Meadowview	Highland Heights, KY	118	116	98%	92%	93%	85%
Residences at DeCordova	Granbury, TX	110	105	95%	99%	93%	86%
Residences at Weatherford	Weatherford, TX	76	76	100%	97%	99%	89%
The 50/50 (5)	Lincoln, NE	475	470	99%	n/a	n/a	n/a
The Colonial, f/k/a Maples on 97th	Omaha, NE	258	233	90%	89%	82%	80%
Woodland Park (6)	Topeka, KS	236	220	93%	93%	91%	90%
		2,057	1,830	89%	84%	85%	82%

(1)
Economic occupancy is presented for the first nine months of 2014 and 2013, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented. Therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(2)
Previous period occupancy numbers are not available as these are new investments. In addition, these properties are under renovations so the properties are not considered stabilized at this time. Physical and economic occupancy will be reported when the renovations are substantially complete.

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

Non-Consolidated Properties

Arbors of Hickory Ridge - Arbors of Hickory Ridge Apartments is located in Memphis, Tennessee and is a 348 unit facility. In the first nine months of 2014, “Net Operating Income” (calculated as property revenue less salaries, advertising, administration, utilities, repair and maintenance, insurance, taxes, and management fee expense) was $884,000 as compared to $889,000 in 2013. Debt service on the Partnership’s bonds on this property was current as of September 30, 2014.

Ashley Square – Ashley Square Apartments is located in Des Moines, Iowa.  In the first nine months of 2014, Net Operating Income was approximately $445,000 as compared to approximately $463,000 in 2013.  The decrease was a result of a decrease in economic occupancy along with an increase in salaries and administrative expenses. Debt service on the Partnership’s bonds on this property was current as of September 30, 2014.

Avistar on Chase Hill - Avistar on Chase Hill is located in San Antonio, Texas and is a 232 unit facility. This bond was purchased in February 2013. In the first nine months of 2014, Net Operating Income was approximately $572,000 on net revenue of approximately $1.3 million. Debt service on the Partnership’s bonds on this property was current as of September 30, 2014.

Avistar at the Crest - Avistar at the Crest is located in San Antonio, Texas and is a 200 unit facility. This bond was purchased in February 2013. In the first nine months of 2014, Net Operating Income was approximately $667,000 on net revenue of approximately $1.3 million. Debt service on the Partnership’s bonds on this property was current as of September 30, 2014.

Avistar at the Oaks - Avistar at the Oaks is located in San Antonio, Texas and is a 156 unit facility. This bond was purchased in June 2013. In the first nine months of 2014, Net Operating Income was approximately $386,000 on net revenue of approximately $817,000. Debt service on the Partnership’s bonds on this property was current as of September 30, 2014.

Avistar in 09 - Avistar in 09 is located in San Antonio, Texas and is a 133 unit facility. This bond was purchased in June 2013. In the first nine months of 2014, Net Operating Income was approximately $330,000 on net revenue of approximately $646,000. Debt service on the Partnership’s bonds on this property was current as of September 30, 2014.

Avistar on the Boulevard - Avistar on the Boulevard is located in San Antonio, Texas and is a 344 unit facility. This bond was purchased in February 2013. In the first nine months of 2014, Net Operating Income was approximately $1.1 million on net revenue of approximately $1.9 million. Debt service on the Partnership’s bonds on this property was current as of September 30, 2014.

Avistar on the Hills - Avistar on the Hills is located in San Antonio, Texas and is a 129 unit facility. This bond was purchased in June 2013. In the first nine months of 2014, Net Operating Income was approximately $408,000 on net revenue of approximately $771,000. Debt service on the Partnership’s bonds on this property was current as of September 30, 2014.

Bella Vista – Bella Vista Apartments is located in Gainesville, Texas.  In the first nine months of 2014, Net Operating Income was approximately $439,000 as compared to approximately $430,000 in 2013.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2014.

Bridle Ridge Apartments – Bridle Ridge Apartments is located in Greer, South Carolina.  In the first nine months of 2014, Net Operating Income was approximately $504,000 as compared to approximately $505,000 in 2013.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2014.

Brookstone – Brookstone Apartments is located in Waukegan, Illinois.  In the first nine months of 2014, Net Operating Income was approximately $401,000 as compared to approximately $654,000 in 2013. This decrease was the result of an increase in utility and repair and maintenance expenses. Debt service on the Partnership’s bonds on this property was current as of September 30, 2014.

Copper Gate Apartments - Copper Gate Apartments is located in Lafayette, Indiana and is a 128 unit facility. This bond was purchased in December 2013. In the first nine months of 2014, Net Operating Income was approximately $333,000 on net revenue of approximately $732,000. Debt service on the Partnership’s bonds on this property was current as of September 30, 2014.

Cross Creek – Cross Creek Apartments is located in Beaufort, South Carolina. In the first nine months of 2014, Net Operating Income was approximately $383,000 as compared to approximately $310,000 in 2013.  This increase was a direct result of an increase in economic occupancy along with a decrease in advertising expenses. Debt service on the Partnership’s bonds on this property was current as of September 30, 2014.

Greens of Pine Glen – Greens of Pine Glen Apartments is located in Durham, North Carolina. In the first nine months of 2014, Net Operating Income was approximately $541,000 as compared to approximately $396,000 in 2013.  This increase was the result of an increase in economic occupancy along with a decrease in salary and utility expenses. Debt service on the Partnership’s bonds on this property was current as of September 30, 2014.

Harden Ranch Apartments - Harden Ranch Apartments is located in Salinas, California and is a 100 unit facility. This bond was purchased in February 2014. In the first eight months of 2014, Net Operating Income was approximately $388,000 on net revenue of approximately $706,000. Debt service on the Partnership’s bonds on this property was current as of September 30, 2014.

Heritage Square Apartments - Heritage Square Apartments is located in Edinberg, Texas and is a 204 unit facility. This bond was purchased in August 2014. In September of 2014, Net Operating Income was approximately $66,000 on net revenue of approximately $97,000. Debt service on the Partnership’s bonds on this property was current as of September 30, 2014.

Lake Forest – Lake Forest Apartments is located in Daytona Beach, Florida.  In the first nine months of 2014, Net Operating Income was approximately $735,000 as compared to approximately $558,000 in 2013.  This increase was the result of a slight increase in economic occupancy along with a decrease in real estate taxes due to the restructuring of the property ownership.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2014.

Live 929 Apartments - Live 929 Apartments is located in Baltimore, Maryland and is a 572 bed student living facility. This bond was purchased in June 2014. In the first nine months of 2014, Net Operating Income was approximately $1.1 million on net revenue of approximately $1.7 million. Debt service on the Partnership’s bonds on this property was current as of September 30, 2014.

Ohio Properties - The Ohio properties are made up of the following three multifamily apartment complexes located in Ohio. Debt service on the Partnership’s bonds on these properties was current as of September 30, 2014.

Crescent Village – Crescent Village Townhomes is located in Cincinnati, Ohio.  In the first nine months of 2014, Net Operating Income was approximately $318,000 as compared to approximately $311,000 in 2013.

Postwoods – Postwoods Townhomes is located in Reynoldsburg, Ohio.  In the first nine months of 2014, Net Operating Income was approximately $470,000 as compared to approximately $553,000 in 2013. This decrease was the result of an increase in real estate taxes, utilities, and repair and maintenance expenses.

Willow Bend – Willow Bend Townhomes is located in Columbus (Hilliard), Ohio.  In the first nine months of 2014, Net Operating Income was approximately $338,000 as compared to approximately $321,000 in 2013.  This increase was the result of a decrease in repair and maintenance expenses.

Palms at Premier Park - Palms at Premier Park is located in Columbia, South Carolina and is a 240 unit facility. This bond was purchased in December 2013. In the first nine months of 2014, Net Operating Income was approximately $1.1 million on net revenue of approximately $1.8 million. Debt service on the Partnership’s bonds on this property was current as of September 30, 2014.

Renaissance Gateway - Renaissance Gateway is located in Baton Rouge, Louisiana and is a 208 unit facility. This bond purchase and construction was completed in the third quarter of 2014. During 2014, Net Operating Income was approximately $347,000 on net revenue of approximately $667,000. Debt service on the Partnership’s bonds on this property was current as of September 30, 2014.

Runnymede Apartments – Runnymede Apartments is located in Austin, Texas.  In the first nine months of 2014, Net Operating Income was approximately $867,000 as compared to approximately $825,000 in 2013.  The increase was the result of an increase in economic occupancy along with a decrease in repair and maintenance expenses. Debt service on the Partnership’s bonds on this property was current as of September 30, 2014.

South Park Ranch Apartments – South Park Ranch Apartments is located in Austin, Texas. In the first nine months of 2014, Net Operating Income was approximately $996,000 as compared to approximately $973,000 in 2013.  This increase was the result of an increase in economic occupancy offset by an increase in utilities expenses.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2014.

Suites on Paseo - Suites on Paseo is located in San Diego, California and is a 384 unit facility. This bond was purchased in December 2013. In the first nine months of 2014, Net Operating Income was approximately $577,000 on net revenue of approximately $2.0 million. Debt service on the Partnership’s bonds on this property was current as of September 30, 2014.

Tyler Park Townhomes - Tyler Park Townhomes is located in Greenfield, California and is an 88 unit facility. This bond was purchased in December 2013. In the first nine months of 2014, Net Operating Income was approximately $325,000 on net revenue of approximately $693,000. Debt service on the Partnership’s bonds on this property was current as of September 30, 2014.

Vantage at Judson - Vantage at Judson is located in San Antonio, Texas and is a 288 unit facility. This bond was purchased in December 2012 and construction on this property was finished in Spring of 2014. During 2014, Net Operating Income was approximately $444,000 on net revenue of approximately $1.2 million. Debt service on the Partnership’s bonds on this property was current as of September 30, 2014.

Westside Village - Westside Village is located in Shafter, California and is an 81 unit facility. This bond was purchased in December 2013. In the first nine months of 2014, Net Operating Income was approximately $239,000 on net revenue of approximately $471,000. Debt service on the Partnership’s bonds on this property was current as of September 30, 2014.

Woodlynn Village – Woodlynn Village is located in Maplewood, Minnesota.  In the first nine months of 2014, Net Operating Income was approximately $266,000 as compared to approximately $286,000 in 2013.  The decrease was the result of a decrease in economic occupancy. Debt service on the Partnership’s bonds on this property was current as of September 30, 2014.

Consolidated VIEs

Bent Tree – Bent Tree Apartments is located in Columbia, South Carolina.   In the first nine months of 2014, Net Operating Income was approximately $483,000 as compared to approximately $401,000 in 2013.  This increase was the result of an increase in economic occupancy along with a decrease in utility expenses.  Debt service on the Partnership’s bonds on this property was current of September 30, 2014.

Fairmont Oaks – Fairmont Oaks Apartments is located in Gainesville, Florida.  In the first nine months of 2014, Net Operating Income was approximately $554,000 as compared to approximately $455,000 in 2013.  This increase was the result of an increase in economic occupancy along with a decrease in advertising and repair and maintenance expenses.  Debt service on the Partnership’s bonds on this property was current as of September 30, 2014.

MF Properties

Arboretum – Arboretum is located in Omaha, Nebraska. In the first nine months of 2014, Net Operating Income was approximately $1.18 million as compared to approximately $1.08 million in 2013. This increase was the result of an increase in economic occupancy along with a decrease in advertising expenses.

Eagle Village –Eagle Village is located in Evansville, Indiana. In the first nine months of 2014, Net Operating Income was approximately $328,000 as compared to approximately $459,000 in 2013. This decrease was the result of a decrease in economic occupancy along with an increase in advertising, utility and repair and maintenance expenses.

Glynn Place – Glynn Place Apartments is located in Brunswick, Georgia.  In the first nine months of 2014, Net Operating Income was approximately $223,000 as compared to approximately $206,000 in 2013.  This increase was the result of an increase in economic occupancy along with a decrease in salaries expenses.

The Colonial – The Colonial is located in Omaha, Nebraska. In the first nine months of 2014, Net Operating Income was approximately $510,000 as compared to approximately $533,000 in 2013. This decrease was a result of an increase in salary and repair and maintenance expenses offset by an increase in economic occupancy.

Meadowview – Meadowview Apartments is located in Highland Heights, Kentucky.  In the first nine months of 2014, Net Operating Income was approximately $374,000 as compared to approximately $446,000 in 2013.  This decrease was a result of an increase in salary, utility and repair and maintenance expenses offset by an increase in economic occupancy.

Residences at DeCordova – Residences of DeCordova is located in Granbury, Texas in the Dallas-Fort Worth area.  In the first nine months of 2014, Net Operating Income was approximately $471,000 as compared to approximately $475,000 in 2013.

Residences at Weatherford – Residences of Weatherford is located in Weatherford, Texas in the Dallas-Fort Worth area. In the first nine months of 2014, Net Operating Income was approximately $325,000 on net revenue of approximately $640,000. The stabilization of this property occurred in the second quarter of 2013.

The 50/50 – The 50/50 is located in Lincoln, Nebraska and has 475 beds. The construction of this property was finished in the third quarter of 2014 and is in the stabilization period. During 2014, Net Operating Income was approximately $350,000 on net revenue of approximately $525,000.

Woodland Park – Woodland Park is located in Topeka, Kansas. This property was secured by a mortgage revenue bond owned by the Partnership but due to a foreclosure, became an MF Property effective on June 1, 2013. In the first nine months of 2014, Net Operating Income was approximately $663,000 on net revenue of approximately $1.36 million.

Results of Operations

Consolidated Results of Operations

The following discussion of the Company’s results of operations for the three and nine months ended September 30, 2014 and 2013 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013 (Consolidated)
Change in Results of Operations

	For Three Months Ended September 30, 2014	For Three Months Ended September 30, 2013	Dollar Change
Revenues:
Property revenues	$4,474,551	$4,299,376	$175,175
Investment income	6,958,323	5,247,808	1,710,515
Other interest income	222,074	216,993	5,081
Other income	188,000	—	188,000
Total revenues	11,842,948	9,764,177	2,078,771

Expenses:
Real estate operating (exclusive of items shown below)	2,590,602	2,609,955	(19,353)
Provision for loan loss	75,000	72,000	3,000
Depreciation and amortization	1,829,086	1,762,224	66,862
Interest	2,633,892	2,325,372	308,520
General and administrative	1,409,688	985,778	423,910
Total Expenses	8,538,268	7,755,329	782,939
Net income	3,304,680	2,008,848	1,295,832
Income from discontinued operations (including gain on sale of MF Properties $1,401,656 in 2013)	—	1,342,498	(1,342,498)
Net income	3,304,680	3,351,346	(46,666)
Net loss attributable to noncontrolling interest	(3,149)	(59,913)	56,764
Net income - America First Multifamily Investors, L.P.	$3,307,829	$3,411,259	$(103,430)

Property revenues. Property revenues increased approximately $175,000 from the third quarter of 2013 to the third quarter of 2014 due to offsetting factors. Approximately $509,000 of the increase was attributable to The 50/50 which began leasing in August 2014. In addition, approximately $154,000 was attributable to the net increase in the existing VIEs and MF Properties’ economic occupancy. Offsetting this increase was an approximate $483,000 decrease due to the Lake Forest’s deconsolidation in the fourth quarter of 2013. The MF Properties averaged monthly rent of approximately $637 per unit in the third quarter of 2014 as compared with $608 per unit in the third quarter of 2013. The Consolidated VIEs averaged $626 per unit in monthly rent in third quarter of 2014 as compared to $579 per unit in third quarter of 2013.

Investment income.   Investment income includes interest earned on mortgage revenue bonds, PHC Certificates, and MBS. This income increased in the third quarter of 2014 as compared to the third quarter of 2013 by approximately $1.7 million due to offsetting factors. Approximately $2.9 million of the increase in investment income is the result of the addition of the Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Avistar on the Hills Apartments, Avistar at the Oaks Apartments, Avistar in 09 Apartments, Vantage at Harlingen Apartments, Tyler Park Townhomes, Westside Village, Lake Forest, Copper Gate, The Palms at Premier Park, The Suites on Paseo, Harden Ranch Apartments, Decatur-Angle Apartments, Live 929 Apartments, Bruton Apartments, and Heritage Square mortgage revenue bonds. These increases were offset by a decrease of approximately $980,000 of investment income due to the recognition of the Greens Property sale in the third quarter of 2013, the redemption of the Iona Lakes mortgage revenue bond and the completion of the foreclosure of Woodland Park mortgage revenue bond in the second quarter of 2013, the sale of the Autumn Pines mortgage revenue bond in the second quarter of 2014, and the redemption of the Lost Creek mortgage revenue bond in the first quarter of 2014.

Other interest income. Other interest income is comprised mainly of interest income on taxable property loans held by the Partnership. The slight increase in other interest income in the third quarter of 2014 as compared to the third quarter of 2013 is attributable to taxable interest income from the taxable property loans.

Other income. Other income recognized in third quarter of 2014 is a guarantee fee received from the General Partner owner of the Greens Property (see Note 9). There was no other income recognized in the third quarter of 2013.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties and the Consolidated VIEs is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The types of real estate operating expenses are consistent for both the consolidated Company and Partnership Only formats. An increase of approximately $103,000 is related to The 50/50 which began leasing up in August 2014. In addition, an increase of approximately $127,000 by the existing VIEs’ and MF Properties’ operating salaries, utilities, insurance, and repair and maintenance expenses was directly related to increased economic occupancy. Offsetting these increases was a decrease of approximately $308,000 of real estate operating expenses related to Lake Forest which was a VIE that was deconsolidated in the fourth quarter of 2013.

Provision for loan loss. The Company periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment. The value of the underlying property assets is ultimately the most relevant measure of value to support the investment carrying values. Investments tested for impairment include all fixed assets, bond investments and taxable property loans made to various properties and other amounts due to the Company. Such evaluation is based on cash flow and discounted cash flow models. During the third quarter of 2014 and the third quarter of 2013, the Company determined a portion of the taxable property loans were potentially impaired and an additional provision for loan loss should be recorded.   A provision for loan loss and an associated loan loss reserve of $75,000 and $72,000 was recorded against the Cross Creek taxable property loan in the third quarter of 2014 and the third quarter of 2013, respectively.

Depreciation and amortization expense.  Depreciation results primarily from the apartment properties of the Consolidated VIEs and the MF Properties. Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB Credit Facilities. The net increase in depreciation and amortization when comparing the third quarter of 2014 to the third quarter of 2013 was the result of offsetting factors. An approximate $320,000 increase in amortization and depreciation expense was related to new deferred debt financing costs and The 50/50 which was put into service in August 2014. Offsetting this was a decrease of approximately $130,000 of depreciation and amortization is related to Lake Forest which was a VIE that was deconsolidated in the fourth quarter of 2013 (see Note 3). In addition, there was an approximate $134,000 decrease in in-place lease amortization related to Woodland Park, as these were fully amortized in the first quarter of 2014 (see Note 7).

Interest expense. The net increase in interest expense in the third quarter of 2014 as compared to the third quarter of 2013 was partly due to an approximate $671,000 increase resulting from the higher average outstanding debt principal. The Company’s borrowing cost averaged approximately 2.4% per annum for the third quarter of 2014 compared to approximately 2.6% per annum for the third quarter of 2013 which resulted in an approximate $146,000 decrease. In addition, an approximate $284,000 decrease between the two quarters resulted from the change in the mark to market adjustment of the Company’s derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.

General and administrative expenses. The increase in general and administrative expenses when comparing the third quarter of 2014 to the third quarter of 2013 is attributable to an approximate $134,000 net increase in administrative fees payable to AFCA 2 related to the acquisition of mortgage revenue bonds secured by Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Avistar on the Hills Apartments, Avistar at the Oaks Apartments, Avistar in 09 Apartments, Vantage at Harlingen Apartments, Tyler Park Townhomes, Westside Village, Copper Gate, The Palms at Premier Park, The Suites on Paseo, Harden Ranch Apartments, Decatur-Angle Apartments, Live 929, Bruton Apartments, and Heritage Square offset by an approximate $35,000 reduction due to the Lost Creek mortgage revenue bond redemption and the Autumn Pines mortgage revenue bond sale. In addition the Partnership realized a net increase of approximately $257,000 in professional fees, real estate taxes, travel expenses, and salary and benefits.

Income from discontinued operations. The decrease from the third quarter of 2014 as compared to the third quarter of 2013 is attributable to the gain from the recognition of the sale of the Greens Property in the third quarter of 2013. There were no discontinued operations reported in the third quarter of 2014.

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013 (Consolidated)
Change in Results of Operations

	For Nine Months Ended September 30, 2014	For Nine Months Ended September 30, 2013	Dollar Change
Revenues:
Property revenues	$12,345,539	$11,984,229	$361,310
Investment income	19,405,356	17,559,622	1,845,734
Gain on mortgage revenue bonds - sale and redemption	3,684,898	—	3,684,898
Contingent interest income	—	6,497,160	(6,497,160)
Other interest income	672,974	1,558,158	(885,184)
Other income	188,000	250,000	(62,000)
Total revenues	36,296,767	37,849,169	(1,552,402)

Expenses:
Real estate operating (exclusive of items shown below)	6,961,065	6,982,316	(21,251)
Realized loss on taxable property loan	—	4,557,741	(4,557,741)
Provision for loan loss	75,000	168,000	(93,000)
Provision for loss on receivables	—	241,698	(241,698)
Depreciation and amortization	4,967,428	5,004,682	(37,254)
Interest	7,204,292	5,287,994	1,916,298
General and administrative	4,079,493	3,097,713	981,780
Total expenses	23,287,278	25,340,144	(2,052,866)
Income from continuing operations	13,009,489	12,509,025	500,464
Income from discontinued operations (including gain on sale of MF Properties of $3,177,183 in 2013)	—	3,442,404	(3,442,404)
Net income	13,009,489	15,951,429	(2,941,940)
Net (loss) income attributable to noncontrolling interest	(3,626)	263,584	(267,210)
Net income - America First Multifamily Investors, L. P.	$13,013,115	$15,687,845	$(2,674,730)

Property revenues. Property revenues increased approximately $361,000 when comparing the first nine months of 2014 with the first nine months of 2013 due to offsetting factors. Approximately $1.3 million of the increase was attributable to The 50/50 which began leasing in August 2014 and Woodland Park which became an MF Property effective June 1, 2013 after the completion of the foreclosure of the property’s mortgage revenue bond (see Note 7). In addition, approximately $522,000 was attributable to the net increase in the existing VIEs and MF Properties’ economic occupancy. Offsetting these increases was the approximate $1.4 million decrease due to the Lake Forest deconsolidation in the fourth quarter 2013. The MF Properties averaged monthly rent of approximately $631 per unit during the first nine months of 2014 as compared with $557 per unit during the first nine months of 2013. The Consolidated VIEs averaged $621 per unit in monthly rent during the first nine months of 2014 as compared to $557 per unit during the first nine months of 2013.

Investment income. Investment income includes interest earned on mortgage revenue bonds, PHC Certificates, and MBS. Investment income increased in the first nine months of 2014 as compared to the first nine months of 2013 by approximately $1.8 million due to offsetting factors. The increase is due to an approximate $7.8 million increase in investment income as the result of the addition of the Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Avistar on the Hills Apartments, Avistar at the Oaks Apartments, Avistar in 09 Apartments, Vantage at Harlingen Apartments, Tyler Park Townhomes, Westside Village, Lake Forest, Copper Gate, The Palms at Premier Park, The Suites on Paseo, Harden Ranch Apartments, Decatur-Angle Apartments, Live 929 Apartments, Bruton Apartments, and Heritage Square mortgage revenue bonds and the MBS. These increases were offset by a decrease of approximately $5.9 million of investment income due to the recognition of the Greens Property sale in the third quarter of 2013, recognition of the Ohio sale in first quarter of 2013, the redemption of the Iona Lakes mortgage revenue bond and the completion of the foreclosure of the Woodland Park mortgage revenue bond in the second quarter of 2013, the sale of the Autumn Pines mortgage revenue bond in the second quarter of 2014, the redemption of the Lost Creek mortgage revenue bond in the first quarter 2014, and the mortgage revenue bonds principal payments received.

Gain on mortgage revenue bonds - sale and redemption.  The Company realized an approximate $2.8 million gain on the redemption of the Lost Creek mortgage revenue bond and an approximate $873,000 gain on the sale of the Autumn Pines mortgage revenue bond in February 2014 and April 2014, respectively. There was no gain realized on the sale or redemptions of mortgage revenue bonds in the first nine months of 2013.

Contingent interest income. The Company realized approximately $6.5 million of contingent interest income upon the redemption of the Iona Lakes mortgage revenue bond in June 2013 (see Note 4). There was no contingent interest income realized in 2014.

Other interest income. Other interest income is comprised mainly of interest income on taxable property loans held by the Partnership. The decrease in other interest income when comparing the first nine months of 2014 to the first nine months of 2013 is mostly attributable to taxable interest income from the taxable property loans which were securitized by the Ohio Properties and recognized in 2013 when the Company was able to recognize the sale of the Ohio Properties (see Note 9).

Other income. Other income recognized in 2014 is a guarantee fee received from the General Partner owner of the Greens Property and the other income recognized in 2013 is a guarantee fee received from the General Partner owner of the Ohio Properties (see Note 9).

Real estate operating expenses.  The net decrease in real estate operating expenses from the first nine months of 2013 to the first nine months of 2014 was related to offsetting factors. Decreases include approximately $904,000 of real estate operating expenses related to Lake Forest which was a VIE that was deconsolidated in the fourth quarter of 2013 and $106,000 in Glynn Place’s repair expenses. Offsetting these decreases was an increase of approximately $588,000 related to The 50/50, which began leasing up in August 2014, and Woodland Park, which became an MF Property effective June 1, 2013 (see Note 7). The remaining increase was related to the existing VIEs and MF Properties normal operating increases in salaries, utilities, management fees, insurance, real estate taxes, and repair and maintenance expenses which is related to the increase in economic occupancy.

Realized loss on taxable property loan. In June 2013, the Partnership redeemed its interest in the Iona Lakes mortgage revenue bond for approximately $21.9 million. This redemption resulted in the realization of an approximate $4.6 million loss on a taxable property loan. There was no realized loss on taxable property loans reported in the first nine months of 2014 (see Note 4).

Provision for loan loss. The Company periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment. During the first nine months of 2014 and 2013, the Company determined a portion of the taxable property loans were potentially impaired and a provision for loan loss should be recorded.   A provision for loan loss and an associated loan loss reserve of $75,000 and $168,000 was recorded against the Cross Creek taxable property loan during the first nine months of 2014 and 2013, respectively.

Provision for loss on receivables. A provision for loss was recorded on the interest receivable from the Woodland Park mortgage revenue bond until the foreclosure was completed on May 29, 2013. As a result, there is no expense for the first nine months of 2014.

Depreciation and amortization expense.  Depreciation results primarily from the apartment properties of the Consolidated VIEs and the MF Properties. Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB Credit Facilities. The net decrease in depreciation and amortization when comparing the first nine months of 2014 to the first nine months of 2013 was the result of offsetting factors. A decrease of approximately $384,000 of depreciation and amortization is related to Lake Forest which was a VIE that was deconsolidated in the fourth quarter of 2013 (see Note 3). In addition, there was an approximate $219,000 decrease in in-place lease amortization related to the The Colonial as these were fully amortized in 2013. These decreases were offset by an approximate $403,000 increase in depreciation and amortization expense related to The 50/50 which began leasing up in August 2014 and Woodland Park which became an MF Property effective June 1, 2013 (see Note 7). The remaining increase is related to the additional amortization and depreciation expense reported on new deferred debt financing costs and asset additions related to the existing properties.

Interest expense. The net increase in interest expense in the first nine months of 2014 as compared to the first nine months of 2013 was partly due to an approximate $462,000 increase resulting from the change in the mark to market adjustment of the Company’s derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. In addition, an increase of approximately $1.6 million resulted from higher average outstanding debt principal between the two periods. These increases were offset by a decrease of approximately $143,000 due to the decrease in borrowing costs period over period. The Company’s borrowing cost averaged approximately 2.4% per annum for the first nine months of 2014 and 2.5% per annum for the first nine months of 2013.

General and administrative expenses. The increase in general and administrative expenses when comparing the first nine months of 2014 to the first nine months of 2013 is attributable to an approximate $539,000 increase in administrative fees payable to AFCA 2 related to the acquisition of mortgage revenue bonds secured by Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Avistar at the Oaks Apartments, Avistar on the Hills Apartments, Avistar in 09 Apartments, Vantage at Harlingen Apartments, Tyler Park Townhomes, Westside Village, Copper Gate, The Palms at Premier Park, The Suites on Paseo, Harden Ranch Apartments, Decatur-Angle Apartments, Live 929, Bruton Apartments, and Heritage Square offset by an approximate $85,000 reduction due to the Lost Creek mortgage revenue bond redemption and the Autumn Pines mortgage revenue bond sale. In addition the Partnership realized an increase of approximately $537,000 in professional fees and salary and benefits.

Income from discontinued operations. The decrease from the first nine months of 2014 as compared to the first nine months of 2013 is attributable to the gain of approximately $1.8 million from the recognition of the sale of the Ohio Properties and approximately $1.4 million from the recognition of the sale of the Greens Property in the first nine months of 2013. There were no discontinued operations reported in the first nine months of 2014.

Partnership Only Results of Operations

The following discussion of the Partnership’s results of operations for the three and nine months ended September 30, 2014 and 2013 reflects the operations of the Partnership without the consolidation of any VIEs during either period under the GAAP consolidation rules then in effect.  This information is used by management to analyze the Partnership’s operations and is reflective of the consolidated operations of the Mortgage Revenue Bond Investments segment, Public Housing Capital Fund Trust Certificates segment, Mortgage-Backed Securities segment, and the MF Properties segment as presented in Note 19 to the condensed consolidated financial statements.

Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013 (Partnership Only)
Changes in Results of Operations

	For Three Months Ended September 30, 2014	For Three Months Ended September 30, 2013	Dollar Change
Revenues:
Property revenues	$3,675,140	$3,074,115	$601,025
Investment income	7,190,345	5,623,450	1,566,895
Other interest income	222,074	216,993	5,081
Other income	188,000	—	188,000
Total revenues	11,275,559	8,914,558	2,361,001
Expenses:
Real estate operating (exclusive of items shown below)	2,091,707	1,794,008	297,699
Provision for loan loss	75,000	72,000	3,000
Depreciation and amortization	1,595,360	1,409,847	185,513
Interest	2,633,892	2,325,372	308,520
General and administrative	1,409,688	985,778	423,910
Total expenses	7,805,647	6,587,005	1,218,642
Net income	3,469,912	2,327,553	1,142,359
Income from discontinued operations (including gain on sale of MF Properties $1,401,656 in 2013)	—	1,342,498	(1,342,498)
Net income	3,469,912	3,670,051	(200,139)
Net loss attributable to noncontrolling interest	(3,149)	(59,913)	56,764
Net income - America First Multifamily Investors, L.P.	$3,473,061	$3,729,964	$(256,903)

Property revenues. Property revenues increased approximately $601,000 from the third quarter of 2013 to the third quarter of 2014 due to offsetting factors. Approximately $509,000 of the increase was attributable to The 50/50 which began leasing up in August 2014. The remaining increase is directly related to the increase in economic occupancy. The MF Properties averaged monthly rent of approximately $637 per unit in the third quarter of 2014 as compared with $608 per unit in the third quarter of 2013.

Investment income.   Investment income includes interest earned on mortgage revenue bonds, PHC Certificates, and MBS. This income increased in the third quarter of 2014 as compared to the third quarter of 2013 by approximately $1.6 million due to offsetting factors. Approximately $2.7 million of the increase in investment income is the result of the addition of the Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Avistar on the Hills Apartments, Avistar at the Oaks Apartments, Avistar in 09 Apartments, Vantage at Harlingen Apartments, Tyler Park Townhomes, Westside Village, Copper Gate, The Palms at Premier Park, The Suites on Paseo, Harden Ranch Apartments, Decatur-Angle Apartments, Live 929 Apartments, Bruton Apartments, and Heritage Square mortgage revenue bonds. These increases were offset by a decrease of approximately $980,000 of investment income due to the recognition of the Greens Property sale in the third quarter of 2013, the redemption of the Iona Lakes mortgage revenue bond and the completion of the foreclosure of Woodland Park mortgage revenue bond in the second quarter of 2013, the sale of the Autumn Pines mortgage revenue bond in the second quarter of 2014, and the redemption of the Lost Creek mortgage revenue bond in the first quarter of 2014.

Other interest income. Other interest income is comprised mainly of interest income on taxable property loans held by the Partnership. The slight increase in other interest income in the third quarter of 2014 as compared to the third quarter of 2013 is attributable to taxable interest income from the taxable property loans.

Other income. Other income recognized in third quarter of 2014 is a guarantee fee received from the General Partner owner of the Greens Property (see Note 9). There was no other income recognized in the third quarter of 2013.

Real estate operating expenses. An increase of $103,000 in real estate operating expenses from the third quarter of 2013 to the third quarter of 2014 is due to The 50/50 which began leasing up in August 2014. In addition, an increase of approximately $149,000 by the existing MF Properties’ operating salaries, utilities, insurance, and repair and maintenance expenses was directly related to increased economic occupancy.

Provision for loan loss. The Company periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment. During the third quarter of 2014 and the third quarter of 2013, the Company determined a portion of the taxable property loans were potentially impaired and an additional provision for loan loss should be recorded.   A provision for loan loss and an associated loan loss reserve of $75,000 and $72,000 was recorded against the Cross Creek taxable property loan in the third quarter of 2014 and the third quarter of 2013, respectively.

Depreciation and amortization expense.  Depreciation results primarily from the apartment properties of the MF Properties. Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB Credit Facilities. The net increase in depreciation and amortization when comparing the third quarter of 2014 to the third quarter of 2013 was the result of offsetting factors. An approximate $320,000 increase in amortization and depreciation expense was related to new deferred debt financing costs and The 50/50 which was put into service in August 2014. Offsetting this was an approximate $134,000 decrease in in-place lease amortization related to Woodland Park, as these were fully amortized in the first quarter of 2014 (see Note 7).

Interest expense. The net increase in interest expense in the third quarter of 2014 as compared to the third quarter of 2013 was partly due to an approximate $671,000 increase resulting from the higher average outstanding debt principal. The Company’s borrowing cost averaged approximately 2.4% per annum for the third quarter of 2014 compared to approximately 2.6% per annum for the third quarter of 2013 which resulted in an approximate $146,000 decrease. In addition, an approximate $284,000 decrease between the two quarters resulted from the change in the mark to market adjustment of the Company’s derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense.

General and administrative expenses. The increase in general and administrative expenses when comparing the third quarter of 2014 to the third quarter of 2013 is attributable to an approximate $134,000 net increase in administrative fees payable to AFCA 2 related to the acquisition of mortgage revenue bonds secured by Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Avistar on the Hills Apartments, Avistar at the Oaks Apartments, Avistar in 09 Apartments, Vantage at Harlingen Apartments, Tyler Park Townhomes, Westside Village, Copper Gate, The Palms at Premier Park, The Suites on Paseo, Harden Ranch Apartments, Decatur-Angle Apartments, Live 929, Bruton Apartments, and Heritage Square offset by an approximate $35,000 reduction due to the Lost Creek mortgage revenue bond redemption and the Autumn Pines mortgage revenue bond sale. In addition the Partnership realized a net increase of approximately $257,000 in professional fees, real estate taxes, travel expenses, and salary and benefits.

Income from discontinued operations. The decrease from the third quarter of 2014 as compared to the third quarter of 2013 is attributable to the gain from the recognition of the sale of the Greens Property in the third quarter of 2013. There were no discontinued operations reported in the third quarter of 2014.

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013 (Partnership Only)
Changes in Results of Operations

	For Nine Months Ended September 30, 2014	For Nine Months Ended September 30, 2013	Dollar Change
Revenues:
Property revenues	$9,959,704	$8,325,593	$1,634,111
Investment income	20,103,320	18,689,649	1,413,671
Gain on mortgage revenue bonds - sale and redemption	3,684,898	—	3,684,898
Contingent interest income	—	6,497,160	(6,497,160)
Other interest income	672,974	1,558,158	(885,184)
Other income	188,000	250,000	(62,000)
Total revenues	34,608,896	35,320,560	(711,664)
Expenses:
Real estate operating (exclusive of items shown below)	5,549,398	4,632,958	916,440
Realized loss on taxable property loan	—	4,557,741	(4,557,741)
Provision for loan loss	75,000	168,000	(93,000)
Provision for loss on receivables	—	241,698	(241,698)
Depreciation and amortization	4,271,539	3,963,628	307,911
Interest	7,204,292	5,287,994	1,916,298
General and administrative	4,079,493	3,097,713	981,780
Total expenses	21,179,722	21,949,732	(770,010)
Net income	13,429,174	13,370,828	58,346
Income from discontinued operations (including gain on sale of MF Properties of $3,177,183 in 2013)	—	3,442,404	(3,442,404)
Net income	13,429,174	16,813,232	(3,384,058)
Net (loss) income attributable to noncontrolling interest	(3,626)	263,584	(267,210)
Net income - America First Multifamily Investors, L.P.	$13,432,800	$16,549,648	$(3,116,848)

Property revenues. Property revenues increased approximately $1.6 million when comparing the first nine months of 2014 with the first nine months of 2013 due to offsetting factors. Approximately $1.3 million of the increase was attributable to The 50/50 which began leasing up in August 2014 and Woodland Park which became an MF Property effective June 1, 2013 after the completion of the foreclosure of the property’s mortgage revenue bond (see Note 7). In addition, approximately $366,000 was attributable to the net increase in the existing MF Properties’ economic occupancy. The MF Properties averaged monthly rent of approximately $631 per unit during the first nine months of 2014 as compared with $557 per unit during the first nine months of 2013.

Investment income. Investment income includes interest earned on mortgage revenue bonds, PHC Certificates, and MBS. Investment income increased in the first nine months of 2014 as compared to the first nine months of 2013 by approximately $1.4 million due to offsetting factors. The increase is due to an approximate $7.4 million increase in investment income as the result of the addition of the Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Avistar on the Hills Apartments, Avistar at the Oaks Apartments, Avistar in 09 Apartments, Vantage at Harlingen Apartments, Tyler Park Townhomes, Westside Village, Copper Gate, The Palms at Premier Park, The Suites on Paseo, Harden Ranch Apartments, Decatur-Angle Apartments, Live 929 Apartments, Bruton Apartments, and Heritage Square mortgage revenue bonds and the MBS. These increases were offset by a decrease of approximately $5.9 million of investment income due to the recognition of the Greens Property sale in the third quarter of 2013, recognition of the Ohio sale in first quarter of 2013, the redemption of the Iona Lakes mortgage revenue bond and the completion of the foreclosure of the Woodland Park mortgage revenue bond in the second quarter of 2013, the sale of the Autumn Pines mortgage revenue bond in the second quarter of 2014, the redemption of the Lost Creek mortgage revenue bond in the first quarter 2014, and the mortgage revenue bonds principal payments received.

Gain on mortgage revenue bonds - sale and redemption.  The Company realized an approximate $2.8 million gain on the redemption of the Lost Creek mortgage revenue bond and an approximate $873,000 gain on the sale of the Autumn Pines mortgage revenue bond in February 2014 and April 2014, respectively. There was no gain realized on the sale or redemptions of mortgage revenue bonds in the first nine months of 2013.

Contingent interest income. The Company realized approximately $6.5 million of contingent interest income upon the redemption of the Iona Lakes mortgage revenue bond in June 2013 (see Note 4). There was no contingent interest income realized in 2014.

Other interest income. Other interest income is comprised mainly of interest income on taxable property loans held by the Partnership. The decrease in other interest income from the first nine months of 2014 as compared to the first nine months of 2013 is attributable to taxable interest income from the taxable property loans which are securitized by the Ohio Properties and recognized in the prior year when the Company was able to recognize the sale of the Ohio Properties (see Note 9).

Other income. Other income recognized in 2013 is a guarantee fee received from the General Partner owner of the Ohio Properties (see Note 9). There was no other income recognized in 2014.

Real estate operating expenses.  The net increase in real estate operating expenses from the first nine months of 2013 to the first nine months of 2014 was related to offsetting factors. Approximately $404,000 of the increase was related to Woodland Park which became an MF Property effective June 1, 2013 and approximately $194,000 of the increase was related to the existing MF Properties normal operating increases in salaries, utilities, insurance, real estate taxes, and repair and maintenance expenses. Offsetting these increases was a decrease of approximately $106,000 in Glynn Place’s repair expenses.

Realized loss on taxable property loan. In June 2013, the Partnership redeemed its interest in the Iona Lakes mortgage revenue bond for approximately $21.9 million. This redemption resulted in the realization of an approximate $4.6 million loss on a taxable property loan. There was no realized loss on taxable property loans reported in the first nine months of 2014 (see Note 4).

Provision for loan loss. The Company periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment. During the first nine months of 2013, the Company determined a portion of the taxable property loans were potentially impaired and a provision for loan loss should be recorded.   A provision for loan loss and an associated loan loss reserve of $75,000 and $168,000 was recorded against the Cross Creek taxable property loan during the first nine months of 2014 and 2013, respectively.

Provision for loss on receivables. A provision for loss was recorded on the interest receivable from the Woodland Park mortgage revenue bond until the foreclosure was completed on May 29, 2013. As a result, there is no expense for the first nine months of 2014.

Depreciation and amortization expense.  Depreciation results primarily from the apartment properties of the MF Properties. Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB Credit Facilities. The net increase in depreciation and amortization when comparing the first nine months of 2014 to the first nine months of 2013 was the result of offsetting factors. An approximate $403,000 increase in depreciation and amortization expense is related to The 50/50 which began leasing up in August 2014 and Woodland Park which became an MF property effective June 1, 2013 (see Note 7). In addition, an approximate $118,000 net increase is related to the additional amortization and depreciation expense reported on new deferred debt financing costs and asset additions related to the existing properties. Offsetting these increases was an approximate $219,000 decrease in in-place lease amortization related to the The Colonial as these were fully amortized in 2013.

Interest expense. The net increase in interest expense in the first nine months of 2014 as compared to the first nine months of 2013 was partly due to an approximate $462,000 increase resulting from the change in the mark to market adjustment of the Company’s derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. In addition, an increase of approximately $1.6 million resulted from higher average outstanding debt principal between the two periods. These increases were offset by a decrease of approximately $143,000 due to the decrease in borrowing costs period over period. The Company’s borrowing cost averaged approximately 2.4% per annum for the first nine months of 2014 and 2.5% per annum for the first nine months of 2013.

General and administrative expenses. The increase in general and administrative expenses when comparing the first nine months of 2014 to the first nine months of 2013 is attributable to an approximate $539,000 increase in administrative fees payable to AFCA 2 related to the acquisition of mortgage revenue bonds secured by Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Avistar at the Oaks Apartments, Avistar on the Hills Apartments, Avistar in 09 Apartments, Vantage at Harlingen Apartments, Tyler Park Townhomes, Westside Village, Copper Gate, The Palms at Premier Park, The Suites on Paseo, Harden Ranch Apartments, Decatur-Angle Apartments, Live 929, Bruton Apartments, and Heritage Square offset by an approximate $85,000 reduction due to the Lost Creek mortgage revenue bond redemption and the Autumn Pines mortgage revenue bond sale. In addition the Partnership realized an increase of approximately $537,000 in professional fees and salary and benefits.

Income from discontinued operations. The decrease from the first nine months of 2014 as compared to the first nine months of 2013 is attributable to the gain of approximately $1.8 million from the recognition of the sale of the Ohio Properties and approximately $1.4 million from the recognition of the sale of the Greens Property in the first nine months of 2013. There were no discontinued operations reported in the first nine months of 2014.

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

Other sources of cash available to the Partnership include proceeds from debt financing, mortgages, and the sale of additional Beneficial Unit Certificates (“BUCs”).  As of September 30, 2014, the Company has outstanding debt financing of $347.0 million under separate credit facilities and mortgages of $72.6 million secured by seven MF Properties.

In August 2014, the Partnership executed a new TOB Trust under its credit facility with DB securitizing the Bruton Apartments mortgage revenue bond borrowing approximately $17.3 million. The TOB Trust facility has an approximate 4.6% per annum fixed interest rate and will mature in July 2017. Pursuant to the terms of this TOB trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS. The outstanding balance remains at $17.3 million on September 30, 2014 (see Note 10).

In July 2014, the Partnership executed a new TOB Trust under its credit facility with DB securitizing the Live 929 mortgage revenue bond borrowing approximately $35.0 million. The TOB Trust facility has an approximate 4.4% per annum fixed interest rate and will mature in July 2019. Pursuant to the terms of this TOB trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS. The outstanding balance is approximately $35.0 million on September 30, 2014 (see Note 10).

In July 2014, the Partnership executed a new TOB Trust under its credit facility with DB securitizing the Decatur-Angle mortgage revenue bond borrowing $21.9 million. The new TOB Trust facility will mature in October 2016. On the closing date the total fixed TOB Trust facility interest rate was approximately 4.3% per annum. Pursuant to the terms of this TOB trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS. This new TOB Trust replaced the March 2014 TOB Trust under its credit facility with DB which had securitized the Decatur-Angle mortgage revenue bond borrowing $17.3 million. The outstanding balance remains at $21.9 million on September 30, 2014 (see Note 10).

In July 2014, the Partnership and its newly created consolidated subsidiary, ATAX TEBS II, LLC (“2014 Sponsor”), entered into a number of agreements relating to a new long-term debt financing facility provided through the securitization of thirteen mortgage revenue bonds (“Bonds”), with a par value of approximately $118.4 million, owned by the the 2014 Sponsor pursuant to the 2014 TEBS financing. The 2014 TEBS financing facility essentially provides the Partnership with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term tax-exempt rates. The mortgage revenue bonds were then securitized by transferring these assets to Freddie Mac in exchange for Class A and Class B Freddie Mac Multifamily Variable Rate Certificates (collectively, the “2014 TEBS Certificates”) issued by Freddie Mac. The 2014 TEBS Certificates represent beneficial interests in the securitized assets held by Freddie Mac. The Class A TEBS Certificates were issued in an initial principal amount of approximately $94.7 million and were sold through a placement agent to unaffiliated investors. The Class B 2014 TEBS Certificates were issued in an initial principal amount of approximately $23.7 million and were retained by the 2014 Sponsor. The gross proceeds from the 2014 TEBS financing were approximately $94.7 million. After the payment of transaction expenses, the Partnership received net proceeds from the 2014 TEBS financing of approximately $91.6 million. The Partnership applied approximately $72.4 million of these net proceeds to retire the short-term securitization that previously existed on these bonds and approximately $6.3 million to a stabilization escrow (see Note 10).
In July 2014, a separate transaction occurred as a preliminary transaction to achieve the closing of the 2014 TEBS financing. DB purchased the SPEARS which securitized four TOB Trust facilities for approximately $45.9 million and approximately $26.5 million in the related residual LIFERS. DB held the ten mortgage revenue bonds that collateralized this transaction, the Greens Property, Arbors at Hickory Ridge, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Avistar on the Hills Apartments, Avistar at the Oaks Apartments, and Avistar in 09 Apartments, until the 2014 TEBS financing facility closed on July 10, 2014 (see Note 10).

As of September 30, 2014, the total costs of borrowing by investment type:

•	range between approximately 1.4% and 2.0% for the 2010 and 2014 TEBS facilities;

•	range between approximately 2.1% and 4.6% for the TOB Trusts securitized by mortgage revenue bonds;

•	range between approximately 1.0% and 1.1% for the MBS TOB Trusts; and

•	approximate 2.3% for the PHC Trust Certificates TOB Trusts.

In addition to the debt facilities, the Company has seven outstanding mortgage loans collateralized by seven MF Properties. The total outstanding mortgage loan principal is approximately $72.6 million. These mortgages carry current interest rates ranging from 2.9% to 4.8% with maturity dates ranging from September 2015 to March 2020 (see Note 11).

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

The Partnership’s principal uses of cash are the payment of distributions to unitholders, interest and principal on debt financing, and general and administrative expenses. The Partnership also uses cash to acquire additional investments.  Distributions to unitholders may increase or decrease at the determination of the General Partner.  The per unit cash available for distribution primarily depends on the amount of interest and other cash received by the Partnership from its portfolio of mortgage revenue bonds and other investments, the amount of the Partnership’s outstanding debt and the effective interest rates paid by the Partnership on this debt, the level of operating and other cash expenses incurred by the Partnership and the number of units outstanding. During the three and nine months ended September 30, 2014, the Partnership generated cash available for distribution of $0.10 and $0.31 per unit, respectively. During the three and nine months ended September 30, 2013, the Partnership generated cash available for distribution of $0.09 and $0.34 per unit, respectively. These cash available for distributions from earnings are compared to a distribution of $0.125 and $0.25 per unit for each of the 2014 periods, respectively. See “Cash Available for Distribution,” after the next section heading. The General Partner believes that upon completion of its current investment and financing plans, the Partnership will continue to meet its liquidity requirements, including the payment of expenses, interest on its debt financing, and cash distributions to unitholders at the current level of $0.50 per unit per year without the use of unrestricted cash. However, if actual results vary from current projections and the actual CAD generated is less than the new regular distribution, such distribution amount may need to be reduced.

The Partnership utilizes leverage to enhance investor returns. The amount of leverage utilized is dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to market collateral calls, and the liquidity and marketability of the financing collateral.
The following chart summarizes the Partnership’s leverage programs:

Financing Facility	Asset Description	Original Financing Term	Subject to Market Collateral	Leverage Constraint	Current Leverage
Variable Rate TOB	Investment Grade PHC and MBS	1 year	Yes	80%	77%
Variable Rate TOB	Unrated Mortgage Revenue Bonds	1 year	Yes	60%	N/A
Fixed Rate TOB	Unrated Mortgage Revenue Bonds	5 years	No	80%	80%
Letters of Credit Backed TOB	Unrated Mortgage Revenue Bonds	3 years	Yes	95%	95%
TEBS	Unrated Mortgage Revenue Bonds	10 years	No	80%	77%
Mortgages on MF Properties	Multifamily Real Estate Owned	Varies	No	65%	61%
Entire Partnership	Total Partnership Assets	N/A	N/A	65%	59%
Variable Rate TOB financing facilities
The Partnership leverages two different types of assets under the variable rate TOB financing facilities, investment grade PHC and MBS and unrated mortgage revenue bonds. The variable rate TOB financing facilities are typically for one year terms and the financing facilities are subject to market collateral calls based upon the fluctuation in market value of the collateral being financed. The Partnership uses a higher leverage constraint on investment grade bonds due to their pricing transparency and trading liquidity. As of September 30, 2014, the Partnership currently has no outstanding debt under the unrated mortgage revenue bonds and approximately $75.7 million TOB financing facility collateralized by the PHC and MBS resulting in an approximate 77% leverage based on the par value of these assets.

Fixed Rate TOB financing facilities
The Partnership leverages fixed rate TOB financing facilities which offer initial terms of five years and fixed rate financing for the entire term with no market cash collateral calls. The leverage is constrained at 80% given the fixed rate, longer term financing offered under this financing facility. As of September 30, 2014, the Partnership had approximately $60.7 million of outstanding debt under these financing facilities, representing leverage of approximately 80% of the par of the securitized mortgage revenue bonds.

Letters of Credit Backed TOB financing facilities
The Partnership uses AA Letters of Credit to backstop certain new construction bonds. Given the additional layer of AA rated credit support, the Partnership uses a leverage constraint of 95% on these financings. As of September 30, 2014, the Partnership had approximately $39.1 million of outstanding debt under these financing facilities, representing leverage of approximately 95% of the par of the securitized mortgage revenue bonds.

TEBS financing facilities
The TEBS financing facilities offer up to ten year fixed rate financing terms with no market cash collateral calls. Given the longer tenor of this financing, the Partnership uses a leverage constraint of 80%. At September 30, 2014, the Partnership currently had approximately $171.9 million of outstanding debt under this financing facility, representing approximately 77% of the par of the securitized mortgage revenue bonds.

Mortgages on MF Properties
The Partnership utilizes traditional first mortgage financing on the MF Properties using both variable and fixed rate options. Leverage is constrained on these assets to 65% of property value. At September 30, 2014, the Partnership has outstanding debt of approximately $72.6 million on its real estate owned portfolio, representing approximately 61% loan to value.

Total Partnership Leverage
The overall leverage of the Partnership, total outstanding debt divided by total partnership assets, is approximately 65%. As of September 30, 2014, the overall company leverage was approximately 59% on approximately $419.5 million of debt.

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

On a consolidated basis, cash provided by operating activities decreased by approximately $134,000 during the first nine months of 2014 as compared to first nine months of 2013 due to the decrease in income from continuing operations and changes in working capital components.  Cash used for investing activities increased approximately $13.5 million for the first nine months of 2014 as compared to the first nine months of 2013. In the first nine months of 2014, approximately $132.8 million of cash was used for mortgage revenue bond acquisitions, capital improvements, interest rate derivatives, and restricted cash related to the 2014 TEBS financing facility. Offsetting this usage was an approximate $2.0 million received from the release of restricted cash in connection with the TOB financing facilities, approximately $35.5 million received from the Lost Creek mortgage revenue bond redemption, the Autumn Pines mortgage revenue bond sale, and MBS sale, and approximately $6.7 million bond principal received related to the PHC and mortgage revenue bonds. In the first nine months of 2013 the Company used approximately $100.5 million for the purchase of the mortgage revenue bonds and related taxable bonds, the purchase of MBS, the addition to restricted cash related to investments, an interest rate derivative, and renovations on the MF Properties. Offsetting the use of cash, the Company received approximately $2.5 million from the release of construction restricted cash in connection with the Greens Property, approximately $4.0 million in net cash related to the realization of the Ohio Properties sale, approximately $21.9 million from the Iona Lakes mortgage revenue bond redemption, and approximately $1.8 million from principal repayments related to investments. The Company had approximately $85.2 million more cash available from financing activities for the first nine months of 2014 as compared to the first nine months of 2013.  Financing cash flows in the first nine months of 2014 included approximately $51.3 million from the sale of beneficial unit certificates, approximately $168.8 million from the 2014 TEBS financing and the four TOB financings, and approximately $18.3 million in construction loan borrowing. The Company used approximately $81.9 million to repay TOB financing facilities and mortgages payable (see Notes 10 and 11), approximately $2.9 million for debt financing costs, and approximately $22.6 million to pay distributions. Financing cash flows in the first nine months of 2013 included approximately $50.0 million of cash from the TOB Trust and Line of Credit borrowings and $15.3 million of cash from borrowing on The Colonial, Woodland Park, and The 50/50 project, offset by the use of cash to pay distributions and principal payments on debt.

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
While some properties have been negatively affected, overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents and non-revenue units such as model units and employee units) of the apartment properties that the Partnership has financed with mortgage revenue bonds was approximately 84% for the first nine months of 2014 and approximately 88% for the first nine months of 2013.  Overall economic occupancy of the MF Properties was approximately 85% for the first nine months of 2014 and approximately 82% for the first nine months of 2013. Based on the growth statistics in the markets these property operate, we expect to see a modest improvement in property operations and profitability.

Cash Available for Distribution

Management utilizes a calculation of Cash Available for Distribution (“CAD”) as a means to determine the Partnership’s ability to make distributions to shareholders.  The General Partner believes that CAD provides relevant information about its operations and is necessary along with net income for understanding its operating results.  To calculate CAD, the Partnership adds back non-cash expenses consisting of amortization expense related to debt financing costs and bond reissuance costs, interest rate derivative expense or income, provision for loan losses, impairments on bonds, losses related to VIEs including depreciation expense, and income received in cash from transactions which have been eliminated in consolidation, to the Partnership’s net income (loss) as computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and deducts Tier 2 income attributable to the General Partner as defined in the Agreement of Limited Partnership. Net income is the GAAP measure most comparable to CAD. There is no generally accepted methodology for computing CAD, and the Partnership’s computation of CAD may not be comparable to CAD reported by other companies.  Although the Company considers CAD to be a useful measure of its operating performance, CAD is a non-GAAP measure that should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP, or any other measures of financial performance or liquidity presented in accordance with GAAP.

For the three and nine months ended September 30, 2014 the Partnership reported $0.10 and $0.31, respectively, of CAD per unit. For the nine months ended September 30, 2014, CAD included income from two transactions which may not recur in future quarters. For the nine months ended September 30, 2014, CAD includes approximately $0.011 of CAD per unit (approximately $650,000 of CAD) from the sale of the Autumn Pines bond and approximately $0.037 of CAD per unit (approximately $2.1 million of CAD) from the redemption of the Lost Creek mortgage revenue bond. The sale and redemption gains were Tier 2 income with 25% allocated to the General Partner.

Distributions

The Partnership has made annual cash distributions of $0.50 per unit since 2009. Since realized CAD per unit was less than $0.50 per unit in fiscal years 2013, 2012, and 2011, the Partnership paid approximately $4.0 million, $5.8 million, and $3.9 million of the distribution, respectively, using unrestricted cash to supplement the deficit which was a return of capital to shareholders. The Partnership has historically supplemented its cash available for distribution with unrestricted cash when necessary and expects to continue to do so until the Partnership is able to complete its current plans to invest the net proceeds realized by the Partnership from the issuance of BUCs in January and February 2014 on a leveraged basis. The General Partner has identified a pipeline of mortgage revenue bonds it intends to acquire during the balance of 2014 and in 2015 and is actively performing due diligence on these mortgage revenue bonds to ensure they meet the Partnership’s investment criteria. The General Partner continues to work with the Partnership’s primary lenders to finance a portion of the acquisition of these bonds and believes that upon completion of its current investment and financing plans, the Partnership will be able to generate sufficient CAD to maintain cash distributions to shareholders at the current level of $0.50 per unit per year without the use of other available cash. However, there is no assurance that the Partnership will be able to generate CAD at levels in excess of the current annual distribution rate. In that case, the annual distribution rate per unit may need to be reduced.

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income as determined in accordance with GAAP to its CAD):

	For Three Months Ended September 30, 2014	For Three Months Ended September 30, 2013	For Nine Months Ended September 30, 2014	For Nine Months Ended September 30, 2013
Net income - America First Multifamily Investors L.P.	$3,307,829	$3,411,259	13,013,115	15,687,845
Net loss related to VIEs and eliminations due to consolidation	165,232	318,705	419,685	861,803
Net income before impact of VIE consolidation	$3,473,061	$3,729,964	13,432,800	16,549,648
Change in fair value of derivatives and interest rate derivative amortization	153,810	440,331	763,718	304,085
Depreciation and amortization expense (Partnership only)	1,595,360	1,409,847	4,271,539	3,963,628
Tier 2 Income distributable to the General Partner (1)	—	—	(927,106)	(484,855)
Deposit Liability gain - sale of Greens Property (2)	—	(1,401,656)	—	(1,401,656)
Deposit liability gain - sale of the Ohio Properties (3)	—	—	—	(1,775,527)
Developer income (4)	487,948	88,000	619,948	484,000
Provision for loan loss	75,000	72,000	75,000	168,000
Provision for loss on receivables	—	—	—	241,698
Depreciation and amortization related to discontinued operations	—	1,406	—	9,859
Bond purchase discount accretion (net of cash received)	1,902	(45,283)	(23,967)	86,163
Greens Property deferred interest and reversal of deferral	—	(468,058)	—	(135,264)
Ohio Properties deferred interest and reversal of deferral	—	—	—	(3,517,258)
CAD	$5,787,081	$3,826,551	18,211,932	14,492,521
Weighted average number of units outstanding,
basic and diluted	60,252,928	42,772,928	59,154,027	42,772,928
Net income, basic and diluted, per unit	$0.06	$0.08	0.21	0.35
Total CAD per unit	$0.10	$0.09	0.31	0.34
Distributions per unit	$0.125	$0.125	0.375	0.375

(1) As described in Note 2 to the consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the shareholders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner. For the nine months ended September 30, 2014, the Company realized the sale of the Autumn Pines bond which resulted in an approximate $873,000 gain and Tier 2 income due to the General Partner of approximately $218,000 and realized the redemption of the Lost Creek bond which resulted in an approximate $2.8 million gain and Tier 2 income due to the General Partner of approximately $709,000. For the nine months ended September 30, 2013, the Company realized approximately $1.9 million net gain and Tier 2 income due to the General Partner of approximately $485,000 from the Iona Lakes mortgage revenue bond redemption.
(2)The Company sold the Greens Property in conjunction with the purchase of mortgage revenue bonds secured by the Property. The sale price approximated the 2009 property purchase price and therefore the gain from the sale of the property related entirely to depreciation recapture. For this reason, the General Partner concluded that the gain should be excluded from the calculation of CAD.
(3)The Company determined that the approximate $1.8 million gain from the sale of the Ohio Properties was Tier 2 income in 2010, the year in which the Ohio Properties were sold to the unaffiliated not-for-profit. As such, 25% of that gain was distributed to AFCA 2 in 2010 and there was no Tier 2 income reported in 2013 related to the Ohio Properties. As such, the gain from sale of discontinued operations is reversed out of the CAD calculation.
(4) The developer income amount represents cash received by the Partnership for developer and construction management services performed on the University of Nebraska - Lincoln mixed-use project.  The development at the University of Nebraska - Lincoln was completed on August 1, 2014 and is accounted for as an MF property and the cash received for these fees has been eliminated within the consolidated financial statements.  For purposes of CAD, management is treating these fees as if received from an unconsolidated entity.

Contractual Obligations

As discussed in the Company’s Annual report on Form 10-K, the debt and mortgage obligations of the Company consist of scheduled principal payments on the TOB financing facilities, the TEBS credit facilities with Freddie Mac, and payments on the MF Property mortgages.

The Partnership has the following contractual obligations as of September 30, 2014:

	Payments due by period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Debt financing	$346,957,000	$103,275,768	$117,244,606	$126,436,626	$—
Mortgages payable	$72,585,841	$9,111,193	$37,974,648	$—	$25,500,000
Effective interest rate(s) (1)		2.64%	2.83%	2.70%	3.25%
Interest (2)	$31,398,298	$8,962,135	$14,718,776	$6,888,637	$828,750
Bond purchase commitment	$56,488,000	$—	$56,488,000	$—	$—

(1)	Interest rates shown are the average effective rates as of September 30, 2014 and include the impact of our interest rate derivatives.

(2)	Interest shown is estimated based upon current effective interest rates through maturity.

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU No. 2014-15, “Presentation of Financial Statements-Going Concern”.   ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management is currently assessing the impact the adoption of ASU 2014-15 will have on our Consolidated Financial Statements.

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

In order to mitigate its exposure to interest rate fluctuations on the variable rate 2014 TEBS financing, the Partnership entered into interest rate cap agreements with Barclays Bank PLC, the Royal Bank of Canada, and Sumitomo Mitsui Banking Corporation, each in an initial notional amount of approximately $31.6 million which effectively limits the interest payable by the Company on the Class A 2014 TEBS Certificates to a fixed rate of 3.0% per annum on the combined notional amounts of the interest rate cap agreements through August 15, 2019. The interest rate cap plus the Facility Fees result in a maximum potential cost of borrowing on the 2014 TEBS financing of 4.4% per annum.  The three interest rate cap contracts cost approximately $991,000 and do not qualify for hedge accounting. Therefore, changes in the estimated fair value of the interest rate derivatives are included in earnings.
In order to mitigate its exposure to interest rate fluctuations on the variable rate 2010 TEBS financing, the Partnership entered into interest rate cap agreements with Barclays Bank PLC, Bank of New York Mellon and Royal Bank of Canada, each in an initial notional amount of  approximately $31.9 million which effectively limits the interest payable by the Company on the 2010 TEBS financing to a fixed rate of 3.0% per annum on the combined notional amounts of the interest rate cap agreements through August 2017.  The interest rate cap plus the Facility Fees result in a maximum potential cost of borrowing on the 2010 TEBS financing of 4.9% per annum.

The following table outlines the interest rate caps the Company has in place as of September 30, 2014:

	Notional	Effective	Maturity	Purchase
Date Purchased	Amount	Capped Rate	Date	Price	Counterparty

September 2, 2010	$31,936,667	3.0%	September 1, 2017	$921,000	Bank of New York Mellon

September 2, 2010	$31,936,667	3.0%	September 1, 2017	$845,600	Barclays Bank PLC

September 2, 2010	$31,936,667	3.0%	September 1, 2017	$928,000	Royal Bank of Canada

August 15, 2013	$93,305,000	1.5%	September 1, 2017	$793,000	Deutsche Bank

February 18, 2014	$41,250,000	1.0%	March 1, 2017	$230,500	SMBC Capital Markets, Inc

February 18, 2014	$28,750,000	1.0%	March 1, 2017	$161,000	SMBC Capital Markets, Inc

July 10, 2014	$31,565,000	3.0%	August 15, 2019	$315,200	Barclays Bank PLC

July 10, 2014	$31,565,000	3.0%	August 15, 2019	$343,000	Royal Bank of Canada

July 10, 2014	$31,565,000	3.0%	August 15, 2019	$333,200	SMBC Capital Markets, Inc

In February 2014, the Company entered into two interest rate cap agreements with SMBC Capital Markets, Inc. for a notional amount of $70.0 million with an effective start date of March 1, 2014. These agreements effectively limit the interest component of the TOB financing correlated with the SIFMA index to a maximum of 1.0% on $70.0 million of the outstanding borrowings on the MBS TOB financing facilities and the PHC Certificates TOB financing facilities to 1.0% through a three year term ending March 1, 2017. These interest rate cap contracts cost approximately $390,000 and do not qualify for hedge accounting. Therefore, changes in the estimated fair value of the interest rate derivatives are included in earnings.

In July 2013, the Company purchased an interest rate derivative with a notional amount of $93.3 million which represents the amount outstanding on the 2010 TEBS financing facility at August 1, 2013.  The maturity date of this interest rate derivative is September 1, 2017 and the effective capped interest rate is 1.5%.  On July 30, 2013, the Company also sold an interest rate derivative to the same counterparty which had the same notional amount of $93.3 million and an effective capped interest rate of 3.0%.  The total cost of these two interest rate derivatives was approximately $800,000 and the derivative contracts do not qualify for hedge accounting. Therefore, changes in the estimated fair value of the interest rate derivatives are included in earnings.  This interest rate corridor transaction effectively reduced the capped interest rate from 3.0% to 1.5% on the 2010 TEBS financing facility through the maturity date of the interest rate derivative contracts. In August 2013, the Company executed a master netting agreement with DB, which is the counterparty to these interest rate derivative contracts and is also the provider of the Company’s TOB financing facilities. The Company was refunded $500,000 of posted cash collateral on the TOB financing facilities upon the execution of this master netting agreement. There are no amounts reported on a net basis related to the Company’s interest rate derivative contracts as of September 30, 2014 or December 31, 2013.

The Company contracted for two no-cost interest rate swaps with DB related to the Decatur Angle and Bruton TOB financing facilities collateralized by mortgage revenue bonds that are used to provide financing for the construction of these properties. The swap related to the Decatur Angle TOB financing facility has a $23.0 million notional value, an October 15, 2016 effective date, and an October 15, 2021 termination date. The swap related to the Bruton TOB financing facility has an approximate $18.1 million notional value, an April 15, 2017 effective date, and an April 15, 2022 termination date. Both swaps are in place to mitigate the possible interest rate increases and swaps a variable rate based on LIBOR for an approximate 2% fixed rate. As of September 30, 2014 the fair value of the Decatur Angle swap is an asset of approximately $4,000 and the fair value of the Bruton swap is a liability of approximately $1,700. The fair value of these swaps have been recorded in Other Assets.

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $154,000 and $764,000 for the three and nine months ended September 30, 2014, respectively. The change in the fair value of these derivative contracts resulted in a decrease in interest expense of approximately $440,000 and $304,000 for the three and nine months ended September 30, 2013, respectively (see Note 14).

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Company are described in Item 1A “Risk Factors” of the Company’s 2013 Annual Report on Form 10-K. There have been no material changes from these previously disclosed risk factors for the three and nine months ended September 30, 2014.

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

10.1 Sale, Contribution and Assignment Agreement dated July 10, 2014 between America First Multifamily Investors, L.P. and ATAX TEBS II, LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2014).

10.2 Subordinate Bonds Custody Agreement dated July 10, 2014 by and among The Bank of New York Mellon Trust Company, N.A., the Federal Home Loan Mortgage Corporation, America First Multifamily Investors, L.P., and ATAX TEBS II, LLC (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2014).

10.3 Bond Exchange, Reimbursement, Pledge and Security Agreement dated July 1, 2014 between the Federal Home Loan Mortgage Corporation and ATAX TEBS II, LLC (incorporated herein by reference to Exhibit 10.3 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2014).

10.4 Series Certificate Agreement dated July 1, 2014 between the Federal Home Loan Mortgage Corporation, in its corporate capacity, and the Federal Home Loan Mortgage Corporation, in its capacity as administrator (incorporated herein by reference to Exhibit 10.4 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2014).

10.5 Limited Support Agreement dated July 1, 2014 between America First Multifamily Investors, L.P. and the Federal Home Loan Mortgage Corporation (incorporated herein by reference to Exhibit 10.5 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2014).

10.6 Rate Cap Agreement dated July 7, 2014 between ATAX TEBS II, LLC and Barclays Bank PLC (incorporated herein by reference to Exhibit 10.6 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2014).

10.7 Rate Cap Agreement dated July 7, 2014 between ATAX TEBS II, LLC and the Royal Bank of Canada (incorporated herein by reference to Exhibit 10.7 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2014).

10.8 Rate Cap Agreement dated July 7, 2014 between ATAX TEBS II, LLC and Sumitomo Mitsui Banking Corporation (incorporated herein by reference to Exhibit 10.8 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2014).

31.1  Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2  Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1  Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2  Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1 Press Release dated July 11, 2014.
101 The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) the Condensed Consolidated Statements of Partners’ Capital for the three and nine months ended September 30, 2014 and 2013, (v) the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2014 and 2013, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

Date: November 6, 2014	By:	/s/ Mark Hiatt
Mark Hiatt
Acting Chief Financial Officer
Chief Executive Officer