Form 10-K
period 2014-12-31
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2015-03-05
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
 YES  ☐  NO  ☒
The aggregate market value of the registrant’s BUCs held by non-affiliates based on the final sales price of the BUCs on the last business day of the registrant’s most recently completed second fiscal quarter was $362,722,627.

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

These forward-looking statements are subject to various risks and uncertainties, including those relating to:

•	current maturities of our financing arrangements and our ability to renew or refinance such financing arrangements;

•	defaults on the mortgage loans securing our mortgage revenue bonds;

•	risks associated with investing in multifamily, student, senior citizen residential and commercial properties, including changes in business conditions and the general economy;

•	changes in short-term interest rates;

•	our ability to use borrowings to finance our assets;

•	current negative economic and credit market conditions;

•	changes in the United States Department of Housing and Urban Development’s Capital Fund Program; and

•	changes in government regulations affecting our business.

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

Item 1.  Business.

America First Multifamily Investors, L.P. was formed for the primary purpose of acquiring a portfolio of mortgage revenue bonds that are issued by state and local housing authorities to provide construction and/or permanent financing for affordable multifamily and student housing (collectively “Residential Properties”) and commercial properties in their market areas. The Partnership expects and believes the interest received on these bonds is excludable from gross income for federal income tax purposes.  As a result, the Partnership expects most of the income it earns is exempt from federal income taxes. See “Risk Factors - Shareholders may incur tax liability if any of the interest on our mortgage revenue bonds is determined to be taxable.”

The Partnership has been in operation since 1998 and owned 55 mortgage revenue bonds with an aggregate outstanding principal amount of approximately $424.2 million as of December 31, 2014.  The majority of these bonds were issued by various state and local housing authorities in order to provide construction and/or permanent financing for 35 Residential Properties containing a total of 6,527 rental units located in the states of California, Florida, Illinois, Indiana, Iowa, Louisiana, Maryland, Minnesota, North Carolina, Ohio, South Carolina, Tennessee, and Texas. Three of the bonds’ properties located in Texas are not operational and are under construction and two bonds are collateralized by commercial real estate located in Tennessee. Fifty-three of the mortgage revenue bonds are secured by mortgages or deeds of trust on the Residential Properties. Two mortgage revenue bonds are secured by ground, facility, and equipment of a commercial ancillary health care facility. Each of the bonds provides for “base” interest payable at a fixed rate on a periodic basis. Additionally, four of the bonds also provide for the payment of contingent interest determined by the net cash flow and net capital appreciation of the underlying real estate properties.  As a result, these mortgage revenue bonds provide the Partnership with the potential to participate in future increases in the cash flow generated by the financed properties, either through operations or from their ultimate sale.  Of the 55 bonds owned, 24 are owned directly by the Partnership, 12 are owned by ATAX TEBS I, LLC and13 bonds are owned by ATAX TEBS II, LLC, each a special purpose entity owned and controlled by the Partnership, created to facilitate a Tax Exempt Bond Securitization (“TEBS”) Financing with Freddie Mac and 6 are securitized and held by Deutsche Bank AG (“DB”) in Tender Option Bond (“TOB”) facilities (see Notes 2 and 11 to the Company’s consolidated financial statements). Two of the entities that own the multifamily residential properties financed by two of the Partnership’s mortgage revenue bonds were deemed to be consolidated variable interest entities (“VIEs”) of the Partnership at December 31, 2014 and, as a result, these bonds are eliminated in consolidation on the Company’s consolidated financial statements.

The ability of the Residential Properties and the commercial property which collateralize our mortgage revenue bonds to make payments of base and contingent interest is a function of the net operating income generated by these properties.  Net operating income from a multifamily, student, or senior citizen residential property depends on the rental and occupancy rates of the property and the level of operating expenses.  Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located.  This, in turn, is affected by several factors such as the requirement that a certain percentage of the rental units be set aside for tenants who qualify as persons of low to moderate income, local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans.  Net operating income from the commercial property depends on the number of cancer patients which utilize the cancer therapy center and the ability to hire and retain key employees to provide the related cancer treatment. In addition, factors such as government regulation, inflation, real estate and other taxes, labor problems, and natural disasters can affect the economic operations of the properties which collateralize the bonds.  The return to the Partnership from its investments in mortgage revenue bonds depends upon the economic performance of the Residential Properties and the commercial property which collateralize these bonds, the Partnership may be considered to be in competition with other residential rental properties and commercial properties located in the same geographic areas as the properties financed with its mortgage revenue bonds.

The Partnership may also invest in other types of securities that may or may not be secured by real estate to the extent allowed by its Agreement of Limited Partnership dated October 1, 1998, as amended (the “Partnership Agreement”) and the conditions to the exemption from registration under the Investment Company Act of 1940 that is relied upon by the Partnership. Under the Partnership Agreement, these other securities must be rated in one of the four highest rating categories by at least one nationally recognized securities rating agency and may not represent more than 25% of the Partnership’s assets at the time of acquisition.  In addition, the Partnership Agreement requires management to assess and conclude whether the income from these other securities are exempt from inclusion in income for federal taxation purposes at the time of purchase. At December 31, 2014, the Partnership has two other classes of investments, the Public Housing Capital Fund Trusts’ Certificates (“PHC Certificates”) and mortgage-backed securities (“MBS”). The PHC Certificates had an aggregate principal outstanding of $59.3 million at December 31, 2014 and are securitized into three separate Tender Option Bond financing facilities (“TOB Trusts”) with DB (“PHC Trusts” see Note 11 to the Company’s consolidated financial statements). The PHC Certificates held by the PHC Trusts consist of custodial receipts evidencing loans made to a number of public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by the United States Department of Housing and Urban Development (“HUD”) under HUD’s Capital Fund Program established under Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”). The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities’ respective obligations to pay principal and interest on their loans. The state issued MBS had an aggregate principal outstanding of $14.8 million at December 31, 2014 and have been securitized into three separate TOB Trusts with DB. The MBS are backed by residential mortgage loans and have investment grade ratings by the most recent S&P or Moody’s rating.

The Partnership may also make taxable property loans secured by the Residential Properties which are financed by mortgage revenue bonds held by the Partnership.  The Partnership does this in order to provide financing for capital improvements at these properties or to otherwise support property operations when we determine it is in the best long-term interest of the Partnership.

The Partnership may acquire interests in multifamily, student, and senior citizen apartment properties (“MF Properties”) in order to position itself for future investments in bonds issued to finance these properties and which the Partnership expects and believes generate tax-exempt interest.  The Partnership currently holds interests in nine MF Properties containing 2,163 rental units, of which three are located in Nebraska, one is located in Kansas, one is located in Kentucky, one is located in Indiana, one is located in Georgia, and two are located in Texas. In addition, the Partnership may acquire real estate securing its mortgage revenue bonds or taxable property loans through foreclosure in the event of a default.

To restructure each of the MF Properties into a mortgage revenue bond, the Partnership teams with a third party developer who works to secure a mortgage revenue bond issuance from the local housing authority. Once the developer receives the mortgage revenue bond commitment, the Partnership will sell the MF Property to a not-for-profit entity or to a for profit entity in connection with a syndication of Low Income Housing Tax Credits (“LIHTCs”) under Section 42 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Partnership expects to acquire the mortgage revenue bonds issued to provide debt financing for these properties at the time the property ownership is restructured. Such restructurings will generally be expected to occur within 36 months of the Partnership’s initial investment in an MF Property and will often coincide with the expiration of the compliance period relating to LIHTCs previously issued with respect to the MF Property. The Partnership will not acquire LIHTCs in connection with these transactions. In the event that the MF Property cannot secure a mortgage revenue bond, the Partnership will operate the MF Property until the opportunity arises to sell it at what management believes is its optimal fair value. The MF Property could be sold to any of the following: (1) a LIHTC developer, (2) a not-for-profit entity, or (3) a public finance authority. These types of transactions represent a long-term market opportunity for the Partnership and will provide us with a pipeline of future bond investment opportunities.

The Company currently operates in five reportable business segments: (1) Mortgage Revenue Bond Investments; (2) MF Properties; (3) Public Housing Capital Fund Trusts; (4) MBS Investments; and (5) Consolidated VIEs.  In addition to the five reportable segments, the Company also separately reports its consolidation and elimination information because it does not allocate certain items to the segments. For a disclosure of the revenues, net income and loss, total assets, and certain other key financial information as of and for the years ended December 31, 2014, 2013, and 2012 for each of the Company’s five reportable segments, see Note 20 to the Company’s consolidated financial statements.

Properties Management. Nine of the 38 Residential Properties which collateralize the bonds owned by the Partnership are managed by America First Properties Management Company, L.L.C. (“Properties Management”), an affiliate of the Partnership’s general partner, America First Capital Associates Limited Partnership Two (“AFCA 2”). In this regards, Properties Management provides property management services for Ashley Square, Bent Tree Apartments, Lake Forest Apartments, Fairmont Oaks Apartments, Cross Creek, Greens of Pine Glen, (the “Greens Property”) Crescent Village, Willow Bend and Post Woods (collectively, the “Ohio Properties”), and each of the MF Properties. Management believes that this relationship provides greater insight and understanding of the underlying property operations and their ability to meet debt service requirements to the Partnership and helps assure these properties are being operated in compliance with operating restrictions imposed by the terms of the applicable bond financing and/or LIHTC relating to these properties.

Business Objectives and Strategy

Our business objectives are to (i) preserve and protect our capital, (ii) provide regular cash distributions to our shareholders which we expect and believe are substantially exempt from federal income tax, and (iii) generate additional returns from appreciation of real estate or the opportunistic sale of the asset investments.  We have sought to meet these objectives by primarily investing in a portfolio of mortgage revenue bonds that were issued to finance, and are secured by mortgages on, multifamily and student residential properties.  Certain of these bonds may be structured to provide a potential for an enhanced yield through the payment of contingent interest which is payable out of net cash flow from operations and net capital appreciation of the financed multifamily residential properties. The Partnership expects and believes that any contingent interest it receives will be exempt from inclusion in gross income for federal income tax purposes.

We are pursuing a business strategy of acquiring additional mortgage revenue bonds and other investments on a leveraged basis in order to (i) increase the amount of interest available for distribution to our shareholders; (ii) reduce risk through asset diversification and interest rate hedging; and (iii) achieve economies of scale.  We are pursuing this growth strategy by investing in additional mortgage revenue bonds and other investments as permitted by the Partnership Agreement, taking advantage of attractive financing structures available in the securities market, and entering into interest rate risk management instruments.  We may finance the acquisition of additional mortgage revenue bonds and other investments through the reinvestment of cash flow, the issuance of additional units, or securitization financing using our existing portfolio of mortgage revenue bonds.  Our current operating policy is to use securitizations or other forms of leverage which will not exceed 65% of the total Partnership assets. The assets are defined as the par value of the mortgage revenue bonds and the MF Properties at cost (see the discussion of financing arrangements and liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations.).

In connection with our business strategy, we continually assess opportunities to reposition our existing portfolio of mortgage revenue bonds.  The principal objective of this assessment is to improve the quality and performance of our revenue bond portfolio and, ultimately, increase the amount of cash available for distribution to our unitholders.  In some cases, we may elect to redeem selected mortgage revenue bonds that have experienced significant appreciation.  Through the selective redemption of the bonds, a sale or refinancing of the underlying property will be required which, if sufficient sale or refinancing proceeds exist, may entitle the Partnership to receive payment of contingent interest on its bond investment.  In other cases, we may elect to sell bonds on properties that are in stagnant or declining markets.  The proceeds received from these transactions would be redeployed into other investments consistent with our investment objectives.  We may also be able to use a higher-quality investment portfolio to obtain higher leverage to be used to acquire additional investments. If the sale results in Net Residual Proceeds (Tier 2), it is distributed 75% to the unitholders and 25% to the General Partner (see Note 2 to the to the Company’s consolidated financial statements).

In executing our growth strategy, we expect to invest primarily in bonds issued to provide affordable rental housing, student housing projects, housing for senior citizens, and commercial property.  The four basic types of mortgage revenue bonds which we may acquire as investments are as follows:

1.	Private activity bonds issued under Section 142(d) of the Internal Revenue Code;

2.	Bonds issued under Section 145 of the Internal Revenue Code by not-for-profit entities qualified under Section 501(c)(3) of the Internal Revenue Code;

3.	Essential function bonds issued by a public instrumentality to finance a multifamily residential property owned by such instrumentality; and

4.	Existing “80/20 bonds” that were issued under Section 103(b)(4)(A) of the Internal Revenue Code of 1954.

Each of these bond structures permits the issuance of mortgage revenue bonds to finance the construction or acquisition and rehabilitation of affordable rental housing or other not-for-profit commercial property.  Under applicable Treasury Regulations, any affordable multifamily residential project financed with mortgage revenue bonds that are purportedly tax-exempt must set aside a percentage of its total rental units for occupancy by tenants whose incomes do not exceed stated percentages of the median income in the local area.  In each case, the balance of the rental units in the multifamily residential project may be rented at market rates.  With respect to private activity bonds issued under Section 142(d) of the Internal Revenue Code, the owner of the multifamily residential project may elect, at the time the bonds are issued, whether to set aside a minimum of 20% of the units for tenants making less than 50% of area median income (as adjusted for household size) or 40% of the units for tenants making less than 60% of the area median income (as adjusted for household size).  The mortgage revenue bonds that were secured by Residential Properties issued prior to the Tax Reform Act of 1986 (so called “80/20” bonds) require that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size. There are no Treasury Regulations related to the mortgage revenue bonds which are collateralized by the commercial property.

We expect that many of the private activity housing bonds that we evaluate for acquisition will be issued in conjunction with the syndication of LIHTCs by the owner of the financed multifamily residential project.  Additionally, to facilitate our investment strategy of acquiring additional mortgage revenue bonds secured by MF Properties, we may acquire ownership positions in the MF Properties.  We expect to acquire mortgage revenue bonds on these MF Properties in many cases at the time of a restructuring of the MF Property ownership.  Such restructuring may involve the syndication of LIHTCs in conjunction with property rehabilitation.

Investment Types

Mortgage Revenue Bonds. The Partnership invests in mortgage revenue bonds that are secured by a mortgage or deed of trust on Residential Properties and a commercial property.  Each of these bonds bears interest at a fixed annual base rate.  Four of the mortgage revenue bonds currently owned by the Partnership also provide for the payment of contingent interest, which is payable out of the net cash flow and net capital appreciation of the underlying multifamily residential properties. As a result, the amount of interest earned by the Partnership from its investment in mortgage revenue bonds is a function of the net operating income generated by the Residential Properties and the commercial property which collateralize the mortgage revenue bonds.  Net operating income from a residential property depends on the rental and occupancy rates of the property and the level of operating expenses. Net operating income from the commercial property depends on the number of cancer patients which utilize the cancer therapy center and the ability to hire and retain key employees to provide the related cancer treatment.

Other Securities.  The Partnership may invest in other types of securities that may or may not be secured by real estate.  These securities must be rated in one of the four highest rating categories by at least one nationally recognized securities rating agency and may not represent more than 25% of the Partnership’s assets at the time of acquisition.

Public Housing Capital Fund Trust Certificates. The PHC Certificates consist of custodial receipts evidencing loans made to a number of public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by HUD under HUD’s Capital Fund Program. The PHC Certificates have a first lien on these annual Capital Fund Program payments to secure the public housing authorities’ respective obligations to pay principal and interest on their loans. The PHC Certificates rating by Standard & Poor’s is investment grade as of December 31, 2014.

Mortgage-backed securities (“MBS”). The Partnership also invests in state-issued MBS that are backed by residential mortgage loans. These MBS are rated investment grade by Standard & Poor’s or Moody’s as of December 31, 2014.

Taxable Property Loans.  The Partnership may also make taxable property loans secured by Residential Properties which are financed by mortgage revenue bonds that are held by the Partnership.

Interests in Real Property.    As part of its growth strategy, the Partnership may acquire direct or indirect interests in MF Properties on a temporary basis in order to position itself for a future investment in mortgage revenue bonds issued to finance the acquisition or substantial rehabilitation of such MF Properties by a new owner.  A new owner would typically seek to obtain LIHTCs in connection with the issuance of the new mortgage revenue bonds, but if LIHTCs had previously been issued for the property, such a restructuring could not occur until the expiration of a 15-year compliance period for the initial LIHTCs.  The Partnership may acquire an interest in MF Properties prior to the end of the LIHTC compliance period.  After the LIHTC compliance period, the Partnership would expect to sell its interest in such MF Property to a new owner which could syndicate new LIHTCs and seek mortgage revenue bond financing on the MF Property which the Partnership could acquire.  Such restructurings will generally be expected to occur within 36 months of the acquisition by the Partnership of an interest in an MF Property.  The Partnership will not acquire LIHTCs in connection with these transactions. In the event that the MF Property cannot secure a mortgage revenue bond, the Partnership will operate the MF Property until the opportunity arises to sell it at what management believes is its optimal fair value. The MF Property could be sold to any of the following: (1) a LIHTC developer, (2) a not-for-profit entity, or (3) a public finance authority. These types of transactions represent a long-term market opportunity for the Partnership and will provide us with a pipeline of future bond investment opportunities.

Investment Opportunities and Business Challenges

There continues to be a significant unmet demand for affordable multifamily, student, and senior citizen residential housing in the United States.  The HUD reports that there is a high demand for quality affordable housing.  The types of mortgage revenue bonds in which the Company invests offer developers of affordable housing a low-cost source of construction and permanent debt financing for these types of properties.  Investors purchase these bonds because the interest income paid on these bonds is expected to be exempt from federal income taxation.

The demand for affordable housing by qualified potential residents whose income does not exceed 50-60% of the area median income continues to increase.  Government programs that provide direct rental support to residents has not kept up with the demand, therefore programs that support private sector development and support for affordable housing through mortgage revenue bonds, tax credits and grant funding to developers have become more prominent.

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

Economic weakness in real estate and municipal bond markets may limit our ability to access additional debt financing that the Partnership uses to partially finance its investment portfolio or otherwise meet its liquidity requirements. The inability to access debt financing may result in adverse effects on our financial condition and results of operations.  There can be no assurance that we will be able to finance additional acquisitions of mortgage revenue bonds through either additional equity or debt financing.  Although the consequences of market and economic conditions and their impact on our ability to pursue our plan to grow through investments in additional housing bonds are not fully known, we do not anticipate that our existing assets will be adversely affected in the long-term.  The national economic conditions including sluggish job growth and low home mortgage interest rates may also have a negative effect on some of the Residential Properties which collateralize our mortgage revenue bond investments and our MF Properties in the form of lower occupancy. In addition, the Residential Properties and MF Properties which have not reached stabilization (which is 90% occupancy for 90 days and the achievement of 1.15 times debt service coverage ratio on amortizing debt service during the year) will result in lower economic occupancy. The overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents and non-revenue units such as model units and employee units) of the stabilized Residential Properties that the Partnership has financed with mortgage revenue bonds was approximately 91% during 2014 and 90% during 2013.  The economic occupancy of the stabilized MF Properties has increased to approximately 86% during 2014 as compared to 82% during 2013.

Financing Arrangements

The Partnership may finance the acquisition of additional mortgage revenue bonds through the reinvestment of cash flow, the issuance of additional shares or with debt financing collateralized by our existing portfolio of mortgage revenue bonds, including the securitization of these bonds.

Debt Financing. The Partnership utilizes leverage to enhance investor returns. Management uses target constraints for each type of financing utilized by the Partnership to manage an overall 65% leverage constraint. The amount of leverage utilized is dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to market collateral calls, and the liquidity and marketability of the financing collateral. While short term variations from targeted levels may occur within financing classes, overall Partnership leverage will not exceed 65%. The overall leverage constraint of the Partnership, total outstanding debt divided by total partnership assets using the par value of the mortgage revenue bonds and the MF Properties at cost, is approximately 59%, as of December 31, 2014.

Equity Financing.  Beginning in 2007, the Partnership has issued BUCs to raise additional equity capital to fund investment opportunities. In November 2013, a Registration Statement on Form S-3 (the “Registration Statement”) was declared effective by the SEC under which the Partnership may offer up to $225 million of additional BUCs from time to time. In December 2013, the Partnership issued an additional 8,280,000 BUCs through an underwritten public offering at a public offering price of $6.25 per BUC pursuant to this new Registration Statement. Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $48.2 million after payment of an underwriter’s discount and other offering costs of approximately $3.5 million. In the first quarter of 2014, the Partnership issued an additional 9,200,000 BUCs through an underwritten public offering at a public offering price of $5.95 per BUC pursuant to this Registration Statement. Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $51.3 million after payment of an underwriter’s discount and other offering costs of approximately $3.5 million.

Recent Developments

Bond Sales and Redemptions. In October 2014, the Company sold a portion of the MBS TOB Trusts for an amount approximating the outstanding amortized cost. The approximate $24.4 million par value of the MBS had been acquired for approximately $24.6 million in the fourth quarter of 2012 and the first half of 2013. The Company then collapsed the related MBS - TOB Trust 4 for approximately $6.0 million, MBS - TOB Trust 5 for approximately $5.3 million and MBS - TOB Trust 6 for approximately $7.8 million securitizing the related MBS. The Company’s approximate $19.1 million TOB financing facilities, which were the securitization of this MBS TOB Trusts, were paid off in full in connection with this sale (see Notes 7 and 11 to the Company’s consolidated financial statements).

In May 2014, the Company sold a portion of the MBS TOB Trusts for an amount approximating the outstanding amortized cost. This approximately $3.7 million par value MBS had been acquired for approximately $3.8 million in November 2012. The Company’s approximate $2.9 million TOB financing facilities, which were the securitization of this MBS TOB Trusts, were paid off in full in connection with this sale (see Notes 7 and 11 to the Company’s consolidated financial statements).

In April 2014, the mortgage revenue bond secured by Autumn Pines was sold for the outstanding principal and accrued base interest. The Company received approximately $13.1 million for the Autumn Pines mortgage revenue bond and recognized a gain of approximately $873,000 after payment of all TOB related financing fees. This gain was Tier 2 income with approximately $650,000 allocated to the unitholders and approximately $218,000 allocated to the General Partner. This mortgage revenue bond had been acquired at a discount on June 1, 2011. The Company’s $9.8 million TOB financing facility which was the securitization of this mortgage revenue bond was collapsed and paid off in full in connection with this sale (see Note 5 to the Company’s consolidated financial statements).

In February 2014, the mortgage revenue bond secured by Lost Creek was redeemed for an amount greater than the outstanding principal and accrued base interest. This $18.5 million par value mortgage revenue bond had been acquired for approximately $15.9 million in May 2010. The Company received approximately $18.7 million for the Lost Creek mortgage revenue bond resulting in an approximate $2.8 million realized gain. This gain was Tier 2 income with approximately $2.1 million allocated to the unitholders and approximately $709,000 allocated to the General Partner (see Note 5 to the Company’s consolidated financial statements).

Bond and Asset Acquisitions. In November 2014, the Partnership acquired six mortgage revenue bonds. They are as follows:

•
The Partnership purchased an approximate $4.7 million par value Series A and an approximate $2.0 million par value Series B mortgage revenue bonds. These mortgage revenue bonds are secured by Glenview Apartments, an 88 unit multifamily residential property in Cameron, California.

•
The Partnership purchased an approximate $2.5 million par value Series A and an approximate $1.0 million par value Series B mortgage revenue bonds. These mortgage revenue bonds are secured by Montclair Apartments, an 80 unit multifamily residential property in Lemoore, California.

•
The Partnership purchased an approximate $3.0 million par value Series A and an approximate $1.7 million par value Series B mortgage revenue bonds. These mortgage revenue bonds are secured by Santa Fe Apartments, an 89 unit multifamily residential property in Hesperia, California.

These three Series A mortgage revenue bonds each carry an annual interest rate of 5.75% and mature on December 1, 2031. The three Series B mortgage revenue bonds each carry an annual cash interest rate of 5.50% for the first year and 8.0% for the second year and mature in December 2016 (see Note 5 to the Company’s consolidated financial statements).

In October 2014, the Company acquired at 99% of par, two mortgage revenue bonds, 2014-1 with a par value of $10.0 million with an annual stated interest rate of approximately 6.0% and 2014-2 with a par value of $10.0 million with a stated interest rate of approximately 5.3%, maturing on May 1, 2034 and May 1, 2025, respectively. These mortgage revenue bonds are secured by ground, facility, and equipment at The Proton Therapy Center, LLC d/b/a Provision Center for Proton Therapy (“Pro Nova”), an ancillary health care facility providing cutting edge proton and traditional photon therapy treatment to cancer patients in Knoxville, Tennessee. The Company simultaneously executed two new TOB Trusts under its credit facility with DB securitizing this transaction, borrowing approximately $18.0 million at a fixed rate of approximately 4.0% per annum which will mature in July 2017 (see Note 11 to the Company’s consolidated financial statements). Pursuant to the terms of this TOB trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the senior floating-rate participation interests (“SPEARS” see Note 5 to the Company’s consolidated financial statements).

In August 2014, the Company acquired at par an approximate $11.2 million par value Series 2014A mortgage revenue bond with a stated interest rate of 6.0%, which will mature on September 1, 2051. In addition, the Company purchased a $520,000 par value Subordinate Series 2014B mortgage revenue bond with a stated interest rate of 12.0% which will mature on October 1, 2051. These mortgage revenue bonds are secured by Heritage Square, a 204 unit multifamily residential property in Edinburg, Texas (see Note 5 to the Company’s consolidated financial statements).

In August 2014, the Company acquired at par the approximate $18.1 million mortgage revenue bond secured by Bruton Apartments, a 264 unit multifamily residential property under construction in Dallas, Texas. The mortgage revenue bond carries an annual interest rate of 6.0% and matures on August 1, 2054 (see Note 5 to the Company’s consolidated financial statements).

In June 2014, the Company finalized the restructuring of twelve mortgage revenue bonds related to Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Avistar on the Hills Apartments, Avistar at the Oaks Apartments and Avistar in 09 Apartments purchased in June and February 2013 (see Note 5 to the Company’s consolidated financial statements). In connection with the mortgage revenue bond restructuring the Company loaned these entities approximately $526,000 to cover the costs of restructuring the mortgage revenue bonds. These taxable loans have a stated interest rate of 12% per annum due monthly with any unpaid balance due on June 26, 2024 (see Note 9 to the Company’s consolidated financial statements).

In June 2014, the Partnership acquired an approximate $40.3 million par value mortgage revenue bond secured by the Live 929 Apartments, with an approximate 5.8% annual stated interest rate which will mature on July 1, 2049. The project is a 572-bed existing student housing project on the campus of The Johns Hopkins University School of Medicine in Baltimore, Maryland. In July 2014, this investment closed upon the execution of a $35.0 million tender option bond (“TOB”) Trust under the existing TOB structure (see Note 11 to the Company’s consolidated financial statements) plus approximately $5.3 million in cash (see Note 5 to the Company’s consolidated financial statements).

In February 2014, the Partnership acquired at par the senior $7.0 million par value and a subordinate $2.3 million par value mortgage revenue bond secured by Harden Ranch, a 100 unit multifamily residential property in Salinas, California. The senior mortgage revenue bond carries an annual interest rate of approximately 5.8% and matures on March 1, 2030. The subordinate mortgage revenue bond carries an annual interest rate of 5.5% for the first year and 8.0% for the second year and matures on March 1, 2016 (see Note 5 to the Company’s consolidated financial statements).

In February 2014, the Company acquired at par the senior $23.0 million par value mortgage revenue bond secured by Decatur Angle Apartments, a 302 unit multifamily residential property under construction in Fort Worth, Texas. The mortgage revenue bond carries an annual interest rate of 5.8% and matures on January 1, 2054 (see Note 5 to the Company’s consolidated financial statements).

During the fourth quarter of 2014, the Company purchased property in St. Petersburg, Florida for approximately $3.0 million as land held for investment and development reported with the Real Estate Assets at December 31, 2014 (see Note 8 to the Company’s consolidated financial statements).

MF Property Recent Activity. In March 2013, a wholly-owned subsidiary of the Company executed a 35-year ground lease with the University of Nebraska - Lincoln (“Lessor”) with an annual lease payment of $100. The leased property has a mixed-use development consisting of a 1,605 stall parking garage and 475 bed student housing mixed-use project constructed on it. The Lessor owns the parking garage for which it will contribute approximately $16.7 million to its construction. The Company owns the student housing complex (“The 50/50”) which was fully constructed by August 1, 2014 for an approximate $33.8 million. The Company plans to restructure its ownership of The 50/50 into a mortgage revenue bond holding once the development has a sufficient history of operating results. To finance the construction of the student housing complex, the Company executed an interest-only loan and borrowed $25.5 million for a three year term at a variable interest rate which is the amount outstanding as of December 31, 2014. The $25.5 million loan requires principal payments beginning on April 1, 2016 and carries a maturity date of April 1, 2020. The Company also secured a $4.3 million tax-incremental financing loan which is for a term of five years, carries a fixed interest rate of approximately 4.7% per annum, requires principal payments commencing after 24 months and has a balloon payment due at maturity in January 2019 (see Notes 8 and 12 to the Company’s consolidated financial statements).

Recent Financing Activities

In October 2014, the Partnership executed two new TOB Trusts under its credit facility with DB securitizing the Pro Nova 2014-1 and 2014-2 mortgage revenue bonds borrowing approximately $9.0 million under each TOB Trust. The TOB Trust facility has an approximate 4.0% per annum fixed interest rate and will mature in July 2017. Pursuant to the terms of this TOB trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS. The outstanding balance remains at approximately $18.0 million on December 31, 2014 (see Note 11 to the Company’s consolidated financial statements).

In August 2014, the Partnership executed a new TOB Trust under its credit facility with DB securitizing the Bruton Apartments mortgage revenue bond borrowing approximately $17.3 million. The TOB Trust facility has an approximate 4.6% per annum fixed interest rate and will mature in July 2017. Pursuant to the terms of this TOB trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS. The outstanding balance remains at approximately $17.3 million on December 31, 2014 (see Note 11 to the Company’s consolidated financial statements).

In July 2014, the Partnership executed a new TOB Trust under its credit facility with DB securitizing the Live 929 mortgage revenue bond borrowing approximately $35.0 million. The TOB Trust facility has an approximate 4.5% per annum fixed interest rate and will mature in July 2019. Pursuant to the terms of this TOB trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS. The outstanding balance is approximately $35.0 million on December 31, 2014 (see Note 11 to the Company’s consolidated financial statements).

In July 2014, the Partnership executed a new TOB Trust under its credit facility with DB securitizing the Decatur Angle mortgage revenue bond borrowing $21.9 million. The new TOB Trust facility will mature in October 2016. On the closing date the total fixed TOB Trust facility interest rate was approximately 4.3% per annum. Pursuant to the terms of this TOB trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS. This new TOB Trust replaced the March 2014 TOB Trust under its credit facility with DB which had securitized the Decatur Angle mortgage revenue bond borrowing $17.3 million. The outstanding balance is approximately $21.9 million on December 31, 2014 (see Note 11 to the Company’s consolidated financial statements).

In July 2014, a separate transaction occurred as a preliminary transaction to achieve the closing of the Tax Exempt Bond Securitization Financing (“M31 TEBS Financing” discussed in the M31 TEBS Financing section in Note 11 to the Company’s consolidated financial statements). DB purchased the SPEARS which securitized four TOB Trust facilities for approximately $45.9 million and approximately $26.5 million in the related residual LIFERS. DB held the ten mortgage revenue bonds that collateralized this transaction, the Greens Property, Arbors at Hickory Ridge, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Avistar on the Hills Apartments, Avistar at the Oaks Apartments, and Avistar in 09 Apartments, until the M31 TEBS Financing facility closed on July 10, 2014 (see Note 11 to the Company’s consolidated financial statements).

In April 2014, the Company paid off in full the approximately $1.9 million mortgage which was collateralized by the Glynn Place Apartments, an MF Property (see Note 12 to the Company’s consolidated financial statements).

In March 2014, the Partnership obtained two $5.0 million unsecured revolving lines of credit. The first revolving line of credit carries a variable interest rate which was approximately 3.5% on December 31, 2014 and matures in March 2015. The second revolving line of credit also carries a variable interest rate which was approximately 3.4% on December 31, 2014 and matures in March 2016. On December 31, 2014, the Partnership had not borrowed funds on either line of credit. The lines of credit could be utilized to help with short-term working capital needs and to fund new investments during the periods of time that the Company is working with its lender to finalize new TOB financings of assets (see Note 11 to the Company’s consolidated financial statements).

Management and Employees

The Partnership is managed by its general partner, America First Capital Associates Limited Partnership Two (“AFCA 2” or the “General Partner”) which is controlled by its general partner, the Burlington Capital Group LLC (“Burlington”).  The persons acting as the Board of Managers and executive officers of Burlington act as the directors and executive officers of the Partnership.  Certain services are provided to the Partnership by other employees of Burlington and the Partnership reimburses Burlington for its allocated share of these salaries and benefits.  The Partnership is not charged, and does not reimburse Burlington, for the services performed by executive officers of Burlington. As of December 31, 2014, there are no employees of the Partnership.

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

Because the Partnership holds mortgage revenue bonds secured by Residential Properties, a commercial property, and holds an interest in the MF Properties, the Partnership may be considered to be in competition with other real estate in the same geographic areas.  In each city in which the properties financed by the Partnership’s mortgage revenue bonds owned by the Partnership or MF Properties are located, such properties compete with a substantial number of other multifamily rental properties.  Multifamily rental properties also compete with single-family housing that is either owned or leased by potential tenants.  To compete effectively, the multifamily, student, and senior citizen residential properties financed or owned by the Partnership must offer quality apartments at competitive rental rates.  In order to maintain occupancy rates and attract quality tenants, the Partnership’s Residential Properties and MF Properties may also offer rental concessions, such as free rent to new tenants for a stated period.  These Residential Properties and MF Properties also compete by offering quality apartments in attractive locations and that provide tenants with amenities such as recreational facilities, garages and pleasant landscaping.

Environmental Matters

The Partnership believes that each of the MF Properties, the Residential Properties, and the commercial property which provides collateral for its mortgage revenue bonds are in compliance, in all material respects, with federal, state and local regulations regarding hazardous waste and other environmental matters and is not aware of any environmental contamination at any of such properties that would require any material capital expenditure by the underlying properties, and therefore the Partnership, for the remediation thereof.

Tax Status

The Partnership is classified as a partnership for federal income tax purposes and accordingly, it makes no provision for income taxes.  The distributive share of the Partnership’s income, deductions and credits is included in each unitholder’s income tax return.

The Partnership holds its interests in MF Properties through various subsidiaries which are “C” corporations for income tax purposes. These subsidiaries file separate income tax returns.  Therefore, the Partnership is only subject to income taxes on these investments to the extent it receives dividends from the subsidiaries.

The VIEs which are reported on a consolidated basis with the Partnership for GAAP reporting purposes are separate legal entities who record and report income taxes based upon their individual legal structure which may include corporations, limited partnerships, and limited liability companies.  The Partnership does not presently believe that the consolidation of VIEs for reporting under GAAP will impact the Partnership’s tax status, amounts reported to shareholders on IRS Form K-1, the Partnership’s ability to distribute income to shareholders which it believes is tax-exempt, the current level of quarterly distributions, or the tax-exempt status of the underlying mortgage revenue bonds.

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

General Information

We are a Delaware limited partnership.  Our general partner is AFCA 2, whose general partner is Burlington.  Since 1984, Burlington has specialized in the management of investment funds, many of which were formed to acquire real estate investments such as mortgage revenue bonds, mortgage-backed securities, and real estate properties, including multifamily, student and senior citizen housing.  Burlington maintains its principal executive offices at 1004 Farnam Street, Suite 400, Omaha, Nebraska 68102, and its telephone number is (402) 444-1630.

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

AFCA 2 may also earn mortgage placement fees in connection with the identification and evaluation of additional investments that we acquire.  In addition, an affiliate of AFCA 2 acts as an origination advisor and consultant to the borrowers when mortgage revenue bonds and financing facilities are acquired by the Company. Any fees will be paid by the owners of the properties financed by the acquired mortgage revenue bonds out of bond proceeds or by the Company.  The amount of fees, if any, will be subject to negotiation between AFCA 2, its affiliate, and such property owners.

Properties Management is an affiliate of Burlington that is engaged in the management of multifamily, student and senior citizen residential properties.  Properties Management earns a fee paid out of property revenues.  Properties Management may also seek to become the manager of multifamily, student and senior citizen residential properties financed by additional mortgage revenue bonds acquired by the Partnership, subject to negotiation with the owners of such properties.  If the Partnership acquires ownership of any property through foreclosure of a revenue bond, Properties Management may provide property management services for such property and, in such case, earn a fee payable out of property revenues.

Our sole limited partner is America First Fiduciary Corporation Number Five, a Nebraska corporation. BUCs represent assignments by the sole limited partner of its rights and obligations as a limited partner to outside third party investors. Because each such outside third party effectively holds a share of the sole limited partner’s rights and obligations as a limited partner, BUCs are also referred to herein as “shares” or “units” for purposes of calculating amounts per BUC, and the holders thereof are referred to as “shareholders.”

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

The Partnership currently distributes cash to shareholders at an annual rate of $0.50 per unit. The amount of the cash per unit distributed by the Partnership may increase or decrease at the determination of AFCA 2 based on its assessment of the amount of cash available to the Partnership for this purpose. During the years ended December 31, 2014 and 2013, the Partnership generated cash available for distribution of $0.40 and $0.42 per unit, respectively, resulting in the remainder of the $0.50 per unit annual distribution being a return of capital to shareholders for both years. Although the Partnership may supplement its cash available for distribution with unrestricted cash, unless the Partnership is able to increase its cash receipts through completion of its current investment plans, the Partnership may need to reduce the level of cash distributions per unit from the current level. In addition, there is no assurance that the Partnership will be able to maintain its current level of annual cash distributions per unit even if the Partnership completes its current investment plans. Any change in our distribution policy could have a material adverse effect on the market price of our shares.

The receipt of interest and principal payments on our mortgage revenue bonds will be affected by the economic results of the underlying Residential Properties and a commercial property.

Although our mortgage revenue bonds are issued by state or local housing authorities, they are not obligations of these governmental entities and are not backed by any taxing authority.  Instead, each of these revenue bonds is backed by a non-recourse loan made to the owner of the underlying Residential Properties and commercial property. Because of the non-recourse nature of the underlying mortgage loans, the sole source of cash to pay base and contingent interest on the revenue bond, and to ultimately pay the principal amount of the bond, is the net cash flow generated by the operation of the financed property and the net proceeds from the ultimate sale or refinancing of the property, except in limited cases where a property owner has provided a limited guarantee of certain payments.  This makes our investments in these mortgage revenue bonds subject to the kinds of risks usually associated with direct investments in multifamily real estate.  If a property is unable to sustain net cash flow at a level necessary to pay its debt service obligations on our mortgage revenue bond on the property, a default may occur.  Net cash flow and net sale proceeds from a particular property are applied only to debt service payments of the particular mortgage revenue bond secured by that property and are not available to satisfy debt service obligations on other mortgage revenue bonds that we hold.  In addition, the value of a property at the time of its sale or refinancing will be a direct function of its perceived future profitability.  Therefore, the amount of base and contingent interest that we earn on our mortgage revenue bonds, and whether or not we will receive the entire principal balance of the bonds as and when due, will depend to a large degree on the economic results of the underlying properties.

The net cash flow from the operation of a property may be affected by many things, such as the number of tenants, number of patients, the rental and fee rates, operating expenses, the cost of repairs and maintenance, taxes, government regulation, competition from other similar multifamily, student, or senior citizen residential properties, mortgage rates for single-family housing, and general and local economic conditions.  In most of the markets in which the properties financed by our bonds are located, there is significant competition from other apartment complexes and from single-family housing that is either owned or leased by potential tenants.  Low mortgage interest rates and federal tax credits make single-family housing more accessible to persons who may otherwise rent apartments.

The value of the properties is the only source of repayment of our mortgage revenue bonds.

The principal of most of our mortgage revenue bonds does not fully amortize over their terms.  This means that all or some of the balance of the mortgage loans underlying these bonds will be repaid as a lump-sum “balloon” payment at the end of the term.  The ability of the property owners to repay the mortgage loans with balloon payments is dependent upon their ability to sell the properties securing our mortgage revenue bonds or obtain adequate refinancing.  The mortgage revenue bonds are not personal obligations of the property owners, and we rely solely on the value of the properties securing these bonds for security.  Similarly, if a mortgage revenue bond goes into default, our only recourse is to foreclose on the underlying property.  If the value of the underlying property securing the bond is less than the outstanding principal balance and accrued interest on the bond, we will suffer a loss.

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

The taxable property loans that we make to owners of the Residential Properties that secure mortgage revenue bonds held by us are non-recourse obligations of the property owner.  As a result, the sole source of principal and interest payments on these taxable property loans is the net cash flow generated by these properties or the net proceeds from the sale of these properties.  The net cash flow from the operation of a property may be affected by many things as discussed above.  In addition, any payment of principal and interest on a taxable property loan on a particular property will be subordinate to payment of all principal and interest (including contingent interest) on the mortgage revenue bond secured by the same property.  As a result, there may be a higher risk of default on the taxable property loans than on the associated mortgage revenue bonds.  If a property is unable to sustain net cash flow at a level necessary to pay current debt service obligations on the taxable property loan on such property, a default may occur.  While these taxable property loans are secured by the underlying properties, in general, the Partnership does not expect to pursue foreclosure or other remedies against a property upon default of a taxable property loan if the property is not in default on the mortgage revenue bonds financing the property.

There are risks associated with our strategy of acquiring ownership interests in MF Properties in anticipation of future bond financings of these projects.

To facilitate our investment strategy of acquiring additional mortgage revenue bonds secured by Residential Properties, we may acquire ownership positions in MF Properties that we expect to ultimately sell as part of a syndication of LIHTCs after the expiration of the compliance period relating to existing LIHTCs issued with respect to the MF Properties.  Our plan is to provide mortgage financing to the new property owners at the time of a syndication of new LIHTCs in connection with a rehabilitation of these MF Properties.  The market for LIHTC syndications may be negatively affected from time to time by economic and market conditions.  For this and other reasons, the Partnership may not be able to sell its interests in the MF Properties after the applicable LIHTC compliance period.  In addition, the value of the Partnership’s interest in MF Properties will be affected by the economic performance of the MF Properties and other factors generally affecting the value of residential rental properties.  As a result, the Partnership may incur a loss upon the sale of its interest in an MF Property.  In addition, we may not be able to acquire mortgage revenue bonds on the MF Properties even if we are able to sell our interests in the MF Properties.  During the time the Partnership owns an interest in an MF Property, any net income it receives from these MF Properties will not be exempt from federal or state income taxation.

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

The interest rate payable on the senior securities resets periodically based on the weekly Securities Industry and Financial Markets Association (“SIFMA”) floating index usually tied to interest rates on short-term instruments.  In addition, because the senior securities may typically be tendered back to the trust, causing the trust to remarket the senior securities from time to time, an increase in interest rates may require an increase to the interest rate paid on the senior securities in order to successfully remarket these securities.  Any increase in interest rate payable on the senior securities will result in more of the underlying interest being used to pay interest on the senior securities leaving less interest available to the Partnership.  As a result, higher short-term interest rates will reduce, and could even eliminate, the Partnership’s return on a residual interest in this type of financing.

Payments on the residual interests in these financing structures are subordinate to payments on the senior securities and to payment of trust expenses and no party guarantees the payment of any amounts under the residual interests.

The Partnership holds a residual interest (known as Class B interests in the TEBS Financing facilities with Freddie Mac and LIFERs in the TOB financing facilities) in the securitization trusts established for the debt financing facilities. These residual interests are subordinate to the senior securities sold to investors.  As a result, none of the interest received by such a trust will be paid to the Partnership as the holder of a residual interest until all payments currently due on the senior securities have been paid in full and other trust expenses satisfied.  As the holder of a residual certificate in these trusts, the Partnership can look only to the assets of the trust remaining after payment of these senior obligations for payment on the residual certificates.  No third party guarantees the payment of any amount on the residual certificates.

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

An insolvency or receivership of the program sponsor could impair the Partnership’s ability to recover the assets and other collateral pledged by it in connection with a bond securitization financing.

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

Federal regulations adopted under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may require us to unwind our tender option bond financing facilities.

On December 10, 2013, U.S. regulators finalized the “Volcker Rule” adopted under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which limits the ability of banking entities to sponsor or invest in certain types of “covered funds” (such as private equity funds and hedge funds) or to engage in certain types of proprietary trading in the U.S. The Volcker Rule restricts banking entities from acquiring or retaining an ownership interest in, sponsoring, or having certain relationships with certain “covered funds.” As currently structured, TOB Trusts like those used as part of the Company’s TOB financing program with DB, fit within the definition of “covered funds” and will be affected by the Volcker Rule. (Note that the Volcker Rule does not apply to Freddie Mac or more specifically, the Company’s M31 and M24 TEBS Financing facilities with Freddie Mac.)

The regulators specifically noted that banks will need to evaluate if TOB Trusts are, in fact, covered funds and if so, whether an exception to the definition is available. The regulators declined to provide a specific exclusion from the definition of “covered funds” for TOB financing programs. The preamble also notes that participation in a TOB transaction is not prohibited per se, but is subject to the same restrictions on other covered funds. The effective date for the Volcker Rule was April 1, 2014, however the rule provides for a phase in period during which time banks need to make good faith efforts to have full compliance with the rule by July 21, 2015. The Federal Reserve has extended this conformance period until July 21, 2016, and has announced it intends to grant a further extension until July 21, 2017, provided that the interest in the covered fund was established prior to December 31, 2013. At this time, industry participants are working together to modify the structure of TOBs generally so that they qualify for one of the exceptions contained in the Volcker Rule. Market participants are confident that they will be able to restructure TOBs to permit banks, such as DB, to continue to sponsor TOB Trusts.

As discussed elsewhere in this document, the Company had approximately $174.3 million of outstanding debt financing under its TOB program with DB as of December 31, 2014. If DB terminates its participation in the TOB program, the Company would likely need to find another source of financing to replace the DB TOB financing. The Company may not, however, be able to secure such replacement financing at all and if it can get replacement financing, such financing may be on terms less favorable than those offered by DB. Any changes to the Company’s TOB financing program with DB required by the Volcker Rule could have an adverse effect on the Company’s financial condition and results of operations.

Any downgrade, or perceived potential of a downgrade, of U.S. sovereign credit ratings or the credit ratings of the U.S. Government-sponsored entities (or GSEs) by the various credit rating agencies may materially adversely affect our business.

Our TEBS Financing facilities are an integral part of our business strategy and those financings are dependent upon an investment grade rating of Freddie Mac. If Freddie Mac were downgraded to below investment grade, it would have a negative effect on our ability to finance our bond portfolio on a longer term basis and could negatively impact Cash Available for Distribution and our ability to continue distributions at current levels.

The federal conservatorship of Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Freddie Mac and the U.S. Government, may materially adversely affect our business.

The problems faced by Fannie Mae and Freddie Mac commencing in 2008 resulting in their being placed into federal conservatorship and receiving significant U.S. Government support have sparked serious debate among federal policy makers regarding the continued role of the U.S. Government in providing liquidity and credit enhancement for mortgage loans. In 2011, the Obama administration proposed a plan to wind down the government-sponsored enterprises (“GSEs”), and both houses of Congress are considering legislation to reform the GSEs, their functions and their missions. The future roles of Fannie Mae and Freddie Mac are likely to be reduced (perhaps significantly) and the nature of their guarantee obligations could be considerably limited relative to historical measurements. Alternatively, it is still possible that Fannie Mae and Freddie Mac could be dissolved entirely or privatized, and, as mentioned above, the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. Any changes to the nature of the GSEs or their guarantee obligations could have broad adverse implications for the market and our business, operations and financial condition. If Fannie Mae or Freddie Mac were to be eliminated, or their structures were to change radically (i.e., limitation or removal of the guarantee obligation), our ability to utilize TEBS Financings facilities could be materially and adversely impacted.

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

Delay, reduction, or elimination of appropriations from the U.S. Department of Housing and Urban Development can result in payment defaults on the Company’s investments in PHC Trusts.

The Company has acquired interests (known as “LIFERS”) in three tender option bond trusts (“PHC TOB Trusts”), which, in turn, hold PHC Certificates that have been issued by three PHC Trusts which hold custodial receipts evidencing loans made to a number of public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities solely out of annual appropriations to be made to the public housing authorities by HUD under HUD’s Capital Fund Program. Annual appropriations for the Capital Fund Program must be determined by Congress each year, and there is no assurance that Congress will continue to make such appropriations at current levels or at all. If Congress fails to continue to make annual appropriations for the Capital Fund Program at or near current levels, or there is a delay in the approval of appropriations, the public housing authorities may not have funds from which to pay principal and interest on the loans underlying the PHC Certificates. The failure of public housing authorities to pay principal and interest on these loans will reduce or eliminate the payments received by the Company from the PHC TOB Trusts.

A reduction in the rating of PHC Certificates and MBS below investment grade would result in the liquidation of the investment in that TOB Trust

The Company’s investment in PHC Certificates and MBS are made pursuant to the provision of its Partnership Agreement that allows investment in securities that are not mortgage revenue bonds backed by multifamily housing projects provided that these alternative securities are rated investment grade in one of the four highest rating categories by at least one nationally recognized securities rating agency and provide what the Company expects and believes to be tax-exempt income. In the event the investment rating of any of the PHC Certificates held by a PHC TOB Trust or any of the MBS was reduced to less than investment grade, the trustee over the TOB Trust has no obligation to divest of that securitized asset. Accordingly, the Partnership would be required to liquidate its LIFERS in that TOB Trust or liquidate the TOB Trust entirely. The TOB Trusts have no obligation to purchase the LIFERS and there is no established trading market for the LIFERS. Likewise, if the Partnership liquidates the TOB Trust, any downgrade in the investment rating of the PHC Certificates or MBS will likely decrease the value of the investment. As a result, the Partnership may not be able to divest its position in these LIFERS or terminate the TOB Trusts without incurring a material loss.

Prepayment rates on the mortgage loans underlying the Company’s mortgage-backed securities may materially adversely affect our profitability or result in liquidity shortfalls that could require us to sell assets in unfavorable market conditions.

The Company’s MBS are secured by pools of mortgages on residential properties. In general, the mortgages which collateralize our MBS may be prepaid at any time without penalty. Prepayments on our MBS result when homeowners/mortgagees satisfy (i.e., pay off) the mortgage upon selling or refinancing their mortgaged property. When we acquire a particular MBS, we anticipate that the underlying mortgage loans will prepay at a projected rate which, together with expected coupon income, provides us with an expected yield on such MBS. If we purchase assets at a premium to par value, and borrowers prepay their mortgage loans faster than expected, the corresponding prepayments on the MBS may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments on the MBS may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated. Prepayment rates on loans are influenced by changes in mortgage and market interest rates and a variety of economic, geographic, and other factors, all of which are beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks. In periods of declining interest rates, prepayment rates on mortgage loans generally increase. If general interest rates decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid (to the extent such assets are available for us to reinvest in). In addition, the market value of our MBS may, because of the risk of prepayment, benefit less than other fixed-income securities from declining interest rates.

The rent restrictions and occupant income limitations imposed on properties financed by our mortgage revenue bonds and on our MF Properties may limit the revenues of such properties.

All of the Residential Properties securing our mortgage revenue bonds and the MF Properties in which our subsidiaries hold indirect interests are subject to certain federal, state and/or local requirements with respect to the permissible income of their tenants.  Since federal rent subsidies are not generally available on these properties, rents must be charged on a designated portion of the units at a level to permit these units to be continuously occupied by low or moderate income persons or families.  As a result, these rents may not be sufficient to cover all operating costs with respect to these units and debt service on the applicable mortgage revenue bond.  This may force the property owner to charge rents on the remaining units that are higher than they would be otherwise and may, therefore, exceed competitive rents. This may adversely affect the occupancy rate of a property securing an investment and the property owner’s ability to service its debt.

The properties financed by certain of our mortgage revenue bonds are not completely insured against damages from hurricanes and other major storms.

Three of the multifamily housing properties financed by mortgage revenue bonds held by the Partnership are located in areas that are prone to damage from hurricanes and other major storms.  The current insurable value of these three properties is approximately $50.1 million.  Due to the significant losses incurred by insurance companies in recent years due to damages from hurricanes, many property and casualty insurers now require property owners to assume the risk of first loss on a larger percentage of their property’s value.  In general, the current insurance policies on the five properties financed by the Partnership that are located in areas rated for hurricane and storm exposure carry a five percent deductible on the insurable value of the properties.  As a result, if any of these properties were damaged in a hurricane or other major storm, the amount of uninsured losses could be significant and the property owner may not have the resources to fully rebuild the property and this could result in a default on the mortgage revenue bonds secured by the property.  In addition, the damages to a property may result in all or a portion of the rental units not being rentable for a period of time.  Unless a property owner carries rental interruption insurance, this loss of rental income would reduce the cash flow available to pay base or contingent interest on the Partnership’s mortgage revenue bonds collateralized by these properties.

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

If we acquire ownership of Residential Properties we will be subject to all of the risks normally associated with the ownership of commercial real estate.

We may acquire ownership of Residential Properties financed by mortgage revenue bonds held by us in the event of a default on such bonds.  We may also acquire indirect ownership of MF Properties on a temporary basis in order to facilitate the eventual acquisition by us of mortgage revenue bonds on these MF Properties.  In either case, during the time we own an MF Property, we will generate taxable income or losses from the operations of such property rather than tax exempt interest.  In addition, we will be subject to all of the risks normally associated with the operation of commercial real estate including declines in property value, occupancy and rental rates and increases in operating expenses.  We may also be subject to government regulations, natural disasters and environmental issues, any of which could have an adverse effect on the Partnership’s financial results and ability to make distributions to shareholders.

There are a number of risks related to the construction of Residential Properties that may affect the mortgage revenue bonds issued to finance these properties.

We may invest in mortgage revenue bonds secured by residential housing properties which are still under construction.  Construction of such properties generally takes approximately twelve to eighteen months.  The principal risk associated with construction lending is that construction of the property will be substantially delayed or never completed.  This may occur for a number of reasons including (i) insufficient financing to complete the project due to underestimated construction costs or cost overruns; (ii) failure of contractors or subcontractors to perform under their agreements; (iii) inability to obtain governmental approvals; (iv) labor disputes; and (v) adverse weather and other unpredictable contingencies beyond the control of the developer.  While we may be able to protect ourselves from some of these risks by obtaining construction completion guarantees from developers, agreements of construction lenders to purchase our bonds if construction is not completed on time, and/or payment and performance bonds from contractors, we may not be able to do so in all cases or such guarantees or bonds may not fully protect us in the event a property is not completed.  In other cases, we may decide to forego certain types of available security if we determine that the security is not necessary or is too expensive to obtain in relation to the risks covered.  If a property is not completed, or costs more to complete than anticipated, it may cause us to receive less than the full amount of interest owed to us on the mortgage revenue bond financing such property or otherwise result in a default under the mortgage loan that secures our mortgage revenue bond on the property.  In such case, we may be forced to foreclose on the incomplete property and sell it in order to recover the principal and accrued interest on our mortgage revenue bond and we may suffer a loss of capital as a result.  Alternatively, we may decide to finance the remaining construction of the property, in which event we will need to invest additional funds into the property, either as equity or as a taxable property loan.  Any return on this additional investment would be taxable.  Also, if we foreclose on a property, we will no longer receive interest on the bond issued to finance the property.  The overall return to the Partnership from its investment in such property is likely to be less than if the construction had been completed on time or within budget.

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

Each of the executive officers of Burlington and four of the managers of Burlington hold equity positions in Burlington.  A subsidiary of Burlington acts as the General Partner to the Partnership and manages our investments and performs administrative services for us and earns certain fees that are either paid by the properties financed by our mortgage revenue bonds or by us.  Another subsidiary of Burlington provides on-site management for some of the Residential Properties that underlie our mortgage revenue bonds and each of our MF Properties and earns fees from the property owners based on the gross revenues of these properties.  The owners of the limited-purpose corporations which own two of the Residential Properties financed with mortgage revenue bonds and taxable property loans held by the Partnership are employees of Burlington who are not involved in the operation or management of the Partnership and who are not executive officers or managers of Burlington.  Because of these relationships, our agreements with Burlington and its subsidiaries are related-party transactions.  By their nature, related-party transactions may not be considered to have been negotiated at arm’s length.  These relationships may also cause a conflict of interest in other situations where we are negotiating with Burlington.

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

Each of the Partnership’s mortgage revenue bonds are collateralized by affordable multifamily and student housing properties (collectively “Residential Properties”) and commercial properties.  The Partnership does not hold title or any other interest in these properties, other than the mortgages securing the bonds.

As a result of the guidance on consolidations, the Company is required to consolidate certain of the Residential Properties securing its bonds because the owners of those properties are treated as Consolidated VIEs for which the Company is the primary beneficiary. As of December 31, 2014, the Company consolidated two multifamily housing properties owned by VIEs located in Florida and South Carolina.  The Partnership does not hold title to the properties owned by the VIEs.

In addition to the properties owned by Consolidated VIEs, the Company reports the financial results of the MF Properties on a consolidated basis due to the limited partnership interests held by its subsidiary in the partnerships that own the MF Properties.  The Company consolidated nine MF Properties located in Georgia, Indiana, Kentucky, Kansas, Nebraska, and Texas as of December 31, 2014.

The following table sets forth certain information for each of the consolidated properties as of December 31, 2014:

Consolidated VIEs
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2014
Bent Tree Apartments	Columbia, SC	232	$986,000	$12,303,982	$13,289,982
Fairmont Oaks Apartments	Gainesville, FL	178	850,400	8,900,066	9,750,466
					$23,040,448
Less accumulated depreciation (depreciation expense of approximately $940,000 in 2014)					(10,583,646)
Balance at December 31, 2014					$12,456,802

MF Properties
Property Name	Location	Number of Units	Land	Buildings and Improvements	Carrying Value at December 31, 2014
Arboretum	Omaha, NE	145	$1,748,502	$19,216,623	$20,965,125
Eagle Village	Evansville, IN	511	567,880	12,472,151	13,040,031
Glynn Place	Brunswick, GA	128	743,996	4,995,658	5,739,654
Meadowview	Highland Heights, KY	118	688,539	5,479,342	6,167,881
Residences of DeCordova	Granbury, TX	110	1,137,832	8,007,390	9,145,222
Residences of Weatherford	Weatherford, TX	76	1,942,229	5,724,456	7,666,685
The 50/50	Lincoln, NE	475	—	32,820,776	32,820,776
The Colonial	Omaha, NE	258	1,180,058	7,822,681	9,002,739
Woodland Park	Topeka, KS	236	1,265,160	14,167,096	15,432,256
					$119,980,369
Less accumulated depreciation (depreciation expense of approximately $4.8 million in 2014)					(14,108,154)
Balance at December 31, 2014					$105,872,215

Item 3.  Legal Proceedings.

The Partnership is periodically involved in ordinary routine litigation incidental to its business, including foreclosure actions relating to properties securing mortgage revenue bonds held by the Partnership. In our judgment, there are no material pending legal proceedings to which the Partnership is a party or to which any of the properties which collateralize the Partnership’s mortgage revenue bonds are subject the resolution of which is expected to have a material adverse effect on the Company’s consolidated results of operations, cash flows, or financial condition.

Item 4.    Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

(a)Market Information. BUCs represent assignments by the sole limited partner of its rights and obligations as a limited partner. The rights and obligations of shareholders are set forth in the Partnership Agreement. BUCs of the Partnership trade on the NASDAQ Global Select Market under the trading symbol “ATAX”. The following table sets forth the high and low sale prices for the BUCs for each quarterly period from January 1, 2013 through December 31, 2014.

2014	High	Low
1st Quarter	$6.38	$5.81
2nd Quarter	$6.11	$5.86
3rd Quarter	$6.08	$5.88
4th Quarter	$5.92	$5.13

2013	High	Low
1st Quarter	$7.32	$6.94
2nd Quarter	$7.23	$6.51
3rd Quarter	$7.08	$6.60
4th Quarter	$7.20	$6.29

(b) BUCs. The approximate number of unitholders on December 31, 2014 and 2013 was 11,900 and 12,700, respectively.

(c) Distributions. Distributions to shareholders were made on a quarterly basis during 2014, 2013, and 2012. Total distributions for the years ended December 31, 2014, 2013, and 2012 were approximately $31,339,000, $23,118,000, and $20,643,000, respectively.

(d)The distributions paid or accrued per BUC during the fiscal years ended December 31, 2014, 2013, and 2012 were as follows:

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Cash Distributions	$0.5000	$0.5000	$0.5000

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information regarding the sources of funds that will be used for cash distributions and for a discussion of factors which may adversely affect the Partnership’s ability to make cash distributions at the same levels in 2015 and thereafter.

(e)Sales of Unregistered Securities. The Partnership did not sell any of its securities during the past three years which were not registered under the Securities Act of 1933, as amended.

(f)Issuer Purchases of Equity Securities. None.

Item 6.  Selected Financial Data.

Set forth below is selected financial data for the Company as of and for the years ended December 31, 2010 through 2014. The information should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed in response to Item 8 of this report.  Please refer to the discussions in Item 1 and Item 7 regarding the implementation of guidance on consolidations and its effects on the presentation of financial data in this report on Form10-K:

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010

Property revenues	$17,431,252	$16,110,740	$12,654,530	$10,976,250	$9,106,667
Real estate operating expenses	(9,751,873)	(9,574,822)	(7,877,931)	(6,758,707)	(6,060,676)
Depreciation and amortization expense	(7,021,557)	(6,732,580)	(4,982,030)	(3,963,502)	(3,590,151)
Investment income	26,606,234	22,651,622	11,078,467	9,187,291	6,881,314
Contingent interest income	40,000	6,497,160	—	309,990	—
Other interest income	856,217	1,772,338	150,882	485,679	455,622
Gain on mortgage revenue bonds - sale, redemption and retirement	3,701,772	—	680,444	445,257	—
Other income	188,000	250,000	555,328	294,328	—
Provision for loss on receivables	—	(241,698)	(452,700)	(952,700)	—
Provision for loan loss	(75,000)	(168,000)	—	(4,242,571)	(562,385)
Realized loss on taxable property loan	—	(4,557,741)	—	—	—
Gain on early extinguishment of debt	—	—	—	—	435,395
Asset impairment charge - Weatherford	—	—	—	—	(2,528,852)
Interest expense	(11,398,649)	(7,235,336)	(5,530,995)	(5,441,700)	(1,887,823)
General and administrative expenses	(5,547,208)	(4,237,245)	(3,512,233)	(2,764,970)	(2,383,784)
Income (loss) from continuing operations	15,029,188	14,534,438	2,763,762	(2,425,355)	(134,673)
Income (loss) from discontinued operations, (including gain on sale of MF Properties of $3,177,183 and $1,406,608 in 2013 and 2012, respectively)	—	3,442,404	2,232,276	752,192	(469,518)
Net income (loss)	15,029,188	17,976,842	4,996,038	(1,673,163)	(604,191)
Less: net (loss) income attributable to noncontrolling interest	(4,673)	261,923	549,194	570,759	(203,831)
Net income (loss) - America First Multifamily Investors, L. P.	15,033,861	17,714,919	4,446,844	(2,243,922)	(400,360)
Less: general partner's interest in net income	1,056,316	1,416,296	691,312	152,359	28,532
Unallocated loss of Consolidated Property VIEs	(635,560)	(1,116,262)	(1,522,846)	(1,289,539)	(2,466,260)
Unitholders' interest in net income (loss)	$14,613,105	$17,414,885	$5,278,378	$(1,106,742)	$2,037,368
Unitholders' Interest in net income per unit (basic and diluted):
Income (loss) from continuing operations	$0.25	$0.32	$0.09	$(0.06)	$0.09
Income (loss) from discontinued operations	$—	$0.08	$0.05	$0.02	$(0.02)
Net income (loss), basic and diluted, per unit	$0.25	$0.40	$0.14	$(0.04)	$0.07
Distributions paid or accrued per unit	$0.50	$0.50	$0.50	$0.50	$0.54
Weighted average number of units outstanding, basic and diluted	59,431,010	43,453,476	37,367,600	30,122,928	27,493,449

Please refer to the discussions in Item 1 and Item 7 regarding the implementation of guidance on consolidations and it’s effects on the presentation of financial data in this report on Form10-K (continued):

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010

Mortgage revenue bonds, at fair value	$70,601,045	$68,946,370	$45,703,294	$26,542,565	$27,115,164
Mortgage revenue bonds held in trust, at fair value	$378,067,275	$216,371,801	$99,534,082	$109,152,787	$73,451,479
Public housing capital fund trusts, at fair value	$61,263,123	$62,056,379	$65,389,298	$—	$—
Mortgage-backed securities, at fair value	$14,841,558	$37,845,661	$32,121,412	$—	$—
Real estate assets, net	$118,329,017	$103,148,934	$85,488,292	$75,268,936	$51,750,123
Total assets of discontinued operations	$—	$—	$32,580,427	$37,494,700	$33,714,886
Total assets	$743,883,400	$534,233,032	$413,150,755	$297,976,545	$241,607,250
Total debt of continuing operations	$422,066,834	$314,361,320	$217,067,507	$148,137,455	$99,972,100
Total debt of discontinued operations	$—	$—	$—	$10,779,428	$6,281,882
Cash flows provided by operating activities	$16,918,054	$14,232,724	$7,482,090	$10,229,300	$2,200,893
Cash flows used in investing activities	$(105,361,523)	$(158,421,463)	$(97,296,115)	$(31,811,420)	$(48,549,857)
Cash flows provided by financing activities	$126,318,797	$125,175,254	$99,932,112	$28,518,485	$42,345,477
Cash Available for Distribution (“CAD”)(1)	$23,636,650	$18,379,205	$12,288,089	$10,612,090	$9,513,494

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

Management utilizes a calculation of cash available for distribution or “CAD” as a means to determine the Partnership’s ability to make distributions to shareholders.  The General Partner believes that CAD provides relevant information about the Partnership’s operations and is necessary along with net income for understanding its operating results.  Net income is the GAAP measure most comparable to CAD. There is no generally accepted methodology for computing CAD, and the Partnership’s computation of CAD may not be comparable to CAD reported by other companies.  Although the Partnership considers CAD to be a useful measure of its operating performance, CAD is a non-GAAP measure and should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP, or any other measures of financial performance or liquidity presented in accordance with GAAP.

The following sets forth a reconciliation of the Company’s net income (loss) as determined in accordance with GAAP and the Partnership’s CAD for the periods set forth.

	2014	2013	2012	2011	2010
Net income - America First Multifamily Investors L.P.	$15,033,861	$17,714,919	$4,446,844	$(2,243,922)	$(400,360)
Net loss related to VIEs and eliminations due to consolidation	635,560	1,116,262	1,522,846	1,289,539	2,466,260
Net income before impact of VIE consolidation	15,669,421	18,831,181	5,969,690	(954,383)	2,065,900
Change in fair value of derivatives and interest rate derivative amortization	2,003,350	283,610	944,541	2,083,521	(571,684)
Depreciation and amortization expense (Partnership only)	6,089,708	5,374,802	3,447,316	2,281,541	1,337,859
Provision for loan loss	75,000	168,000	—	4,242,571	1,147,716
Tier 2 Income distributable to the General Partner (1)	(937,106)	(484,855)	(657,933)	(170,410)	(472,246)
Developer income (2)	619,948	528,000	—	—	—
Bond purchase premium (discount) amortization (accretion) (net of cash received)	116,329	256,615	160,464	(100,998)	(403,906)
Provision for loss on receivables	—	241,698	452,700	952,700	—
Depreciation and amortization related to discontinued operations	—	9,859	452,942	887,492	1,172,771
Deposit liability gain - sale of the Ohio Properties (1)	—	(1,775,527)	—	—	1,775,527
Deposit liability gain - sale of the Greens Property (3)	—	(1,401,656)	—	—	—
Greens Property deferred interest and reversal of deferral (4)	—	(135,264)	135,264	—	—
Ohio Properties deferred interest and reversal of deferral (5)	—	(3,517,258)	1,383,105	1,390,056	745,227
Asset impairment charge - Weatherford	—	—	—	—	2,716,330
CAD	$23,636,650	$18,379,205	$12,288,089	$10,612,090	$9,513,494
Weighted average number of units outstanding,
basic and diluted	59,431,010	43,453,476	37,367,600	30,122,928	27,493,449
Net income (loss), basic and diluted, per unit	$0.25	$0.40	$0.14	$(0.04)	$0.07
Total CAD per unit	$0.40	$0.42	$0.33	$0.35	$0.35
Distributions per unit	$0.50	$0.50	$0.50	$0.50	$0.50

(1) As described in Note 2 to the consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the shareholders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner.

•
For the year ended December 31, 2014, the Company realized the sale of the Autumn Pines bond which resulted in an approximate $873,000 gain and Tier 2 income due to the General Partner of approximately $218,000, realized the redemption of the Lost Creek bond which resulted in an approximate $2.8 million gain and Tier 2 income due to the General Partner of approximately $709,000, and received contingent interest from Ashley Square generating $10,000 of Tier 2 income due to the General Partner.

•
For the year ended December 31, 2013, the Company realized approximately $1.9 million in Tier 2 income from the Iona Lakes mortgage revenue bond redemption. The Company determined that the approximate $1.8 million gain from the sale of Crescent Village, Willow Bend, and Post Woods, (collectively, the “Ohio Properties”) was Tier 2 income in 2010, the year in which the Ohio Properties were sold to the unaffiliated not-for-profit. As such, 25% of that gain was distributed to AFCA 2 in 2010 and there was no Tier 2 income reported in 2013 related to the Ohio Properties.

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
(2) The developer income amount represents cash received by the Partnership for developer and construction management services performed on The 50/50 Student Housing at UNL mixed-use project in Lincoln, Nebraska.  The development at the University of Nebraska - Lincoln is accounted for as an MF property and the cash received for these fees has been eliminated within the consolidated financial statements.  For purposes of CAD, management is treating these fees as if received from an unconsolidated entity.
(3) The Partnership sold the Greens of Pine Glen (the “Greens Property”) in conjunction with the purchase of mortgage revenue bonds secured by the property. The sales price approximated the 2009 property purchase price and therefore the gain from the sale of the property related entirely to depreciation recapture. For this reason, the General Partner concluded that the gain should be excluded from the calculation of CAD.
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
(5) The recognition of the sale of the Ohio Properties allowed the Company to 1) realize approximately $4.2 million of interest income on the mortgage revenue bonds, 2) recognize approximately $1.1 million of taxable interest income on taxable property loans receivable it holds with the Ohio Properties, and 3) realize a $250,000 guarantee fee from the general partner owner of the Ohio Properties all in 2013 (see Note 10 to the Company’s consolidated financial statements). Mortgage interest income of $3.5 million of the $4.2 million had been previously received by the Partnership and reported in CAD, and as such, the amount was reversed in the 2013 CAD calculation.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

In this Management’s Discussion and Analysis, the “Partnership” refers to America First Multifamily Investors, L.P. and its Consolidated Subsidiaries which consist of:

•
ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to hold mortgage revenue bonds in order to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing with Freddie Mac (“M24 TEBS Financing” see Note 11 to the Company’s consolidated financial statements).

•
ATAX TEBS II, LLC, a special purpose entity owned and controlled by the Partnership, created in 2014 to hold mortgage revenue bonds in order to facilitate the second TEBS Financing with Freddie Mac (“M31 TEBS Financing” see Note 11 to the Company’s consolidated financial statements).

•	Nine multifamily residential properties, including multifamily, student, and senior citizen housing (“MF Properties”) which are either wholly or majority owned by subsidiaries of the Partnership.

The “Company” refers to the consolidated financial statements reported in this Form 10-K which include the assets, liabilities, and results of operations of the Partnership, its Consolidated Subsidiaries and two other consolidated entities in which the Partnership does not hold an ownership interest but which own affordable multifamily and student residential housing (collectively “Residential Properties”) financed with mortgage revenue bonds held by the Partnership and which are treated as variable interest entities (“VIEs”) of which the Partnership has been determined to be the primary beneficiary (the “Consolidated VIEs”). All significant transactions and accounts between the Partnership and the VIEs have been eliminated in consolidation.

Executive Summary

Mortgage Revenue Bonds. As of December 31, 2014, the Partnership owned 55 mortgage revenue bonds with an aggregate outstanding principal amount of $424.2 million.  These bonds were issued by various state and local housing authorities in order to provide construction and/or permanent financing for 35 Residential Properties containing a total of 6,527 rental units located in the states of California, Florida, Illinois, Indiana, Iowa, Louisiana, Maryland, Minnesota, North Carolina, Ohio, South Carolina, Tennessee, and Texas. Three of the bonds’ properties located in Texas are not operational and are under construction and two bonds are collateralized by commercial real estate located in Tennessee. Each of the 51 mortgage revenue bonds are secured by mortgages or deeds of trust on the financed Residential Properties. Two mortgage revenue bonds are secured by ground, facility, and equipment of a commercial ancillary health care facility. Two of the bonds are secured by two multifamily residential properties contained 410 rental units are reported as VIEs and are eliminated upon consolidation in 2014.

As of December 31, 2013, the Partnership owned 42 mortgage revenue bonds with an aggregate outstanding principal amount of $314.7 million.  These bonds were issued by various state and local housing authorities in order to provide construction and/or permanent financing of 32 Residential Properties containing a total of 5,409 rental units Two bonds secured by two multifamily residential properties contained 650 rental units are reported as VIEs and are eliminated upon consolidation in 2013.

The mortgage revenue bond segment reported revenue of approximately $27.9 million, interest expense of approximately $7.4 million and income from continuing operations of approximately $13.9 million for the year ended December 31, 2014. The mortgage revenue bond segment reported revenue of approximately $27.8 million, interest expense of approximately $3.3 million and income from continuing operations of approximately $14.5 million for the year ended December 31, 2013. The mortgage revenue bond investments segment reported revenue of approximately $12.2 million, interest expense of approximately $3.5 million, and income from continuing operations of approximately $4.1 million for the year ended December 31, 2012 (see Note 20 to the Company’s consolidated financial statements).

The decrease in income from continuing operations between 2014 and 2013 is comprised of several factors:

•	A net realized gain of approximately $2.8 million from the Lost Creek mortgage revenue bond redemption and an approximate $873,000 gain from the Autumn Pines mortgage revenue bond sale.

•
A reduction related to a net realized gain of approximately $1.9 million from the redemption of the Iona Lakes mortgage revenue bond (see Note 5 to the Company’s consolidated financial statements), which did not repeat in 2014,

•	A net increase in investment interest income related to acquisitions of new mortgage revenue bonds during 2014, and

•	Increased interest expense due increased borrowings and the derivative mark to market adjustments.

The increase in income from continuing operations between 2013 and 2012 is comprised of several factors:

•
Approximately $6.0 million of mortgage revenue bond and taxable interest income and a guarantee fee of $250,000 realized from the recognition of the sale of Crescent Village, Willow Bend, and Post Woods, (collectively, the “Ohio Properties”),

•	A net realized gain of approximately $1.9 million from the redemption of the Iona Lakes mortgage revenue bond (see Note 5 to the Company’s consolidated financial statements), with

•	The remaining net increase from the acquisitions of new mortgage revenue bonds during 2013.

Other Securities.  During 2014, 2013, and 2012, the Company invested in other types of securities.  In accordance with the terms of the Partnership Agreement, these securities must be rated in one of the four highest rating categories by at least one nationally recognized securities rating agency, must generate income which is exempt from inclusion for federal income taxation purposes at the time of acquisition, and may not represent more than 25% of the Partnership’s assets at the time of acquisition.

Public Housing Capital Fund Trusts’ Certificates (“PHC Certificates”). The PHC Certificates, acquired during July 2012, consist of custodial receipts evidencing loans made to a number of public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by United States Department of Housing and Urban Development (“HUD”) under it’s Capital Fund Program. At December 31, 2014 and 2013, the Company owned PHC Certificates with an aggregate outstanding principal amount of $59.3 and $65.3 million, respectively. The PHC Certificates segment reported revenue of approximately $3.0 million, interest expense of approximately $1.3 million, and income from continuing operations of approximately $1.7 million for the year ended December 31, 2014. The PHC Certificates segment reported revenue of approximately $3.3 million, interest expense of approximately $1.3 million, and income from continuing operations of approximately $1.9 million for the year ended December 31, 2013. The PHC Certificates segment reported revenue of approximately $1.6 million, interest expense of approximately $542,000, and income from continuing operations of approximately $1.0 million for the year ended December 31, 2012. The slight decrease in revenue and income from continuing operations when comparing 2014 to 2013 is related to the principle paid down year over year. The increase in revenue, interest expense, and income from continuing operations when comparing 2013 and 2012 can be attributed to only a partial year of investment ownership in 2012 (see Note 20 to the Company’s consolidated financial statements).

Mortgage-backed securities (“MBS”). The third class of security owned by the Company is MBS. As of December 31, 2014, the Company owned three state-issued MBS with an aggregate outstanding principal amount of approximately $14.8 million. The MBS segment reported revenue of approximately $1.4 million, interest expense of approximately $404,000, and income from continuing operations of approximately $1.0 million for the year ended December 31, 2014. As of December 31, 2013, the Company owned fourteen state-issued MBS acquired during the fourth quarter of 2012 and first six months of 2013 which are backed by residential mortgage loans. The MBS segment reported revenue of approximately $1.6 million, interest expense of approximately $464,000, and income from continuing operations of approximately $1.1 million for the year ended December 31, 2013. As of December 31, 2012, the Company owned ten state-issued MBS with an aggregate outstanding principal amount of approximately $31.6 million.The MBS segment reported revenue of approximately $194,000, interest expense of approximately $39,000, and income from continuing operations of $149,000 for the year ended December 31, 2012. The slight decrease when comparing 2014 to 2013 is directly related to the sale of the MBS securities during 2014. The increase in revenue, interest expense, and income from continuing operations when comparing 2013 to 2012 can be attributed to only a partial year of investment ownership in 2012 (see Note 20 to the Company’s consolidated financial statements).

MF Properties. To facilitate its investment strategy of acquiring additional mortgage revenue bonds secured by multifamily, student, and senior citizen residential properties, the Partnership may acquire ownership positions in MF Properties, in order to ultimately restructure the property ownership through a sale of the MF Properties.  The Partnership expects each of these MF Properties to eventually be sold to a not-for-profit entity or in connection with a syndication of LIHTCs under Section 42 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).  The Partnership expects to acquire mortgage revenue bonds issued to provide debt financing for these properties at the time the property ownership is restructured. The Partnership expects to provide the mortgage revenue bonds to the new property owners as part of the restructuring.  At December 31, 2014, the Partnership’s wholly-owned subsidiaries held interests in three entities that own MF Properties containing a total of 610 rental units.  In addition, the Partnership’s subsidiaries own six MF Properties, Arboretum, DeCordova, Eagle Village, Weatherford, The 50/50, and Woodland Park containing a total of 1,553 rental units. At December 31, 2013, the Partnership’s wholly-owned subsidiaries held interests in three entities that own MF Properties containing a total of 504 rental units.  In addition, the Partnership’s subsidiaries own five MF Properties, Arboretum, DeCordova, Eagle Village, Weatherford, and Woodland Park containing a total of 1,078 rental units, plus The 50/50 Student Housing at the University of Nebraska-Lincoln mixed-use project in Lincoln, Nebraska that is currently under construction (see Note 8 to the Company’s consolidated financial statements). The MF Properties’ operating goal is similar to that of the properties underlying the Partnership’s mortgage revenue bonds.

The MF Properties segment reported revenue of approximately $14.3 million and $11.4 million and a loss from continuing operations of approximately $938,000 and $1.8 million for the years ended December 31, 2014 and 2013, respectively. The MF Properties segment reported revenue of approximately $7.8 million and a loss from continuing operations of approximately $1.1 million for the year ended December 31, 2012. The increase in revenue and a decrease in loss from continuing operations for the year ended December 31, 2014 compared to the prior year can be attributed to the completion and lease up of The 50/50 in 2014. The increase in revenue and loss from continuing operations for the year ended December 31, 2013 compared to the prior year can be attributed to the foreclosure of Woodland Park mortgage revenue bond during 2013 and the acquisition of The Colonial (f/k/a Maples on 97th) properties which was owned an entire year in 2013 (see Note 20 to the Company’s consolidated financial statements).

Discontinued Operations. As of December 31, 2012, the Partnership’s wholly-owned subsidiaries held interests in three Ohio Properties containing 362 rental units and the Greens Property containing 168 rental units which are reported as discontinued operations (see Notes 2 and 10 to the Company’s consolidated financial statements). The income from discontinued operations was $0 in 2014, approximately $3.4 million in 2013, and approximately $2.2 million in 2012. There were no discontinued operations reported during 2014. The Partnership reported gains of approximately $3.2 million from the recognition of the sale of the Ohio Properties and Greens Property for the year ended December 31, 2013. In 2012 approximately $1.4 million gain was realized from the sales of the Commons at Churchland and Eagle Ridge properties (see Note 20 to the Company’s consolidated financial statements).

Tender Option Bond (“TOB”) Financing. In July 2011, the Company executed a Master Trust Agreement with Deutsche Bank AG (“DB”) which allows the Company to execute multiple Tender Option Bond financing facility (“TOB Trust”) structures upon the approval and agreement of terms by DB. Under each TOB Trust structure issued through the Master Trust Agreement, the TOB trustee issues senior floating-rate participation interests (“SPEARS”) and residual participating interests (“LIFERS”). These SPEARS and LIFERS represent beneficial interests in the securitized asset held by the TOB trustee. The Company will purchase the LIFERS from each of these TOB Trusts which will grant them certain rights to the securitized assets. During 2014, the Company closed six new TOB Trusts. During 2013, the Company closed six new TOB Trusts. The TOBS were issued under the terms of the Company’s Master Trust Agreement with DB.

At December 31, 2014, the Company owed approximately $174.3 million under fifteen separate TOB Trusts and owed approximately $164.3 million under fifteen separate TOB Trusts at December 31, 2013 (see Note 11 to the Company’s consolidated financial statements), as follows:

•
Approximately $44.7 million and $49.0 million was owed under three TOB Trusts which are securitized by PHC Certificates (“PHC TOB Trusts”) with outstanding principal balances of approximately $59.3 million and $65.3 million at December 31, 2014 and 2013, respectively;

•
Approximately $12.0 million was owed under three TOB Trusts which securitized mortgage-backed securities (“MBS TOB Trusts”) with a par value of approximately $14.8 million at December 31, 2014. The Company owed approximately $33.9 million under six TOB Trusts which securitized mortgage-backed securities (“MBS TOB Trusts”) with a par value of approximately $42.8 million at December 31, 2013; and

•
The Company also owes approximately $117.6 million under six TOB Trusts which securitized six mortgage revenue bonds with a par value of approximately $136.8 million at December 31, 2014. The Company also owed approximately $81.4 million under six TOB Trusts which securitized ten mortgage revenue bonds with a par value of approximately $121.2 million at December 31, 2013.

As of December 31, 2014 and 2013, the total cost of borrowing for the PHC Certificates TOB financing facilities was approximately 2.2% and 2.3% per annum, respectively, and the weighted average cost of borrowing on the TOB financing facilities securitizing mortgage-backed securities was approximately 1.1% and 1.3% per annum, respectively. The Company’s total cost of borrowing under the TOB financing facilities collateralized by the mortgage revenue bonds was approximately 3.9% and 2.7% per annum as of December 31, 2014 and 2013, respectively. The Company accounts for these TOB transactions as secured financing arrangements.

Tax Exempt Bond Securitization (“TEBS”) Financings. On July 10, 2014, the Partnership and its newly created consolidated subsidiary, ATAX TEBS II, LLC (“2014 Sponsor”), entered into a number of agreements relating to a new long-term debt financing facility provided through the securitization of 13 mortgage revenue bonds. The gross proceeds from this M31 TEBS Financing was approximately $94.7 million. After the payment of transaction expenses, the Partnership received net proceeds from the M31 TEBS Financing of approximately $91.6 million. The Partnership applied approximately $72.4 million of these net proceeds to retire the short-term securitizations that previously existed on these bonds and approximately $6.3 million to a stabilization escrow. The approximate $6.3 million is reported as restricted cash on the December 31, 2014 balance sheet. The Company owes approximately $94.7 million at December 31, 2014 (see Note 11 to the Company’s consolidated financial statements).

On September 1, 2010, the Partnership and its consolidated subsidiary ATAX TEBS I, LLC, entered into a number of agreements relating to a long-term debt financing facility provided through the securitization of 13 mortgage revenue bonds pursuant to Freddie Mac’s TEBS program. The gross proceeds from this M24 TEBS Financing was approximately $95.8 million. After the payment of transaction expenses, the Company received net proceeds from the M24 TEBS Financing of approximately $90.4 million. After the 2014 redemption of the Lost Creek mortgage revenue bond, the Company securitized 12 mortgage revenue bonds and owes approximately $76.4 and $93.0 million at December 31, 2014 and 2013, respectively, (see Note 11 to the Company’s consolidated financial statements).

The M31 and M24 TEBS Financing essentially provides the Company with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term tax-exempt rates. As of December 31, 2014, the total cost of borrowing was 1.5% per annum for the M31 TEBS Financing facility. As of December 31, 2014 and 2013, the total cost of borrowing was 2.0% per annum for the M24 TEBS Financing facility (see interest rate derivative discussion in Item 7a).

Opportunities and Challenges. The disruptions in domestic and international financial markets, and the resulting availability of debt financing has improved since the restrictions seen in 2008. The decline in construction and rehabilitation of affordable multifamily properties during the previous credit crisis, in our view, continues to create potential investment opportunities for the Partnership in both mortgage revenue bonds as well as quality MF Properties.  Our ability to restructure existing debt together with the ability to improve the operations of the MF Properties through our affiliated property management company can position these MF Properties for an eventual financing with mortgage revenue bonds meeting our investment criteria and that will be supported by a valuable and well-run multifamily residential property.  We believe we can selectively acquire MF Properties, restructure debt and improve operations in order to create value to our shareholders in the form of a strong mortgage revenue bond investment.

On the other hand, economic weakness in real estate and municipal bond markets may limit our ability to access additional debt financing that the Partnership uses to partially finance its investment portfolio or otherwise meet its liquidity requirements.  The economic conditions including sluggish job growth and low home mortgage interest rates have had a negative effect on some of the Residential Properties which collateralize our mortgage revenue bond investments and our MF Properties in the form of lower occupancy. In addition, the Residential Properties and MF Properties which have not reached stabilization (which is 90% occupancy for 90 days and the achievement of 1.15 times debt service coverage ratio on amortizing debt service during the year) will result in lower economic occupancy. The overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents and non-revenue units such as model units and employee units) of the stabilized Residential Properties that the Partnership has financed with mortgage revenue bonds was approximately 91% during 2014 and 90% during 2013.  The economic occupancy of the stabilized MF Properties has increased to approximately 86% during 2014 as compared to 82% during 2013.  Based on the growth statistics in the market, we expect to see continued improvement in property operations and profitability.

Discussion of the Residential Properties securing the Partnership Bond Holdings and MF Properties as of December 31, 2014

The following discussion describes the operations and financial results of the individual Residential Properties financed by the mortgage revenue bonds held by the Partnership and the MF Properties in which it holds an ownership.  The discussion also outlines the bond holdings of the Partnership, discusses the significant terms of the bonds and identifies those ownership entities which are Consolidated VIEs of the Company.

			Number	Percentage of Occupied		Economic Occupancy (1) for
		Number	of Units	Units as of December 31,		the period ended December 31,
Property Name	Location	of Units	Occupied	2014	2013	2014	2013

Non-Consolidated Properties-Stabilized (2)
Arbors of Hickory Ridge	Memphis, TN	348	324	93%	92%	86%	90%
Ashley Square Apartments	Des Moines, IA	144	135	94%	94%	91%	96%
Bella Vista Apartments	Gainesville, TX	144	141	98%	93%	87%	81%
Bridle Ridge Apartments	Greer, SC	152	149	98%	99%	96%	91%
Brookstone Apartments	Waukegan, IL	168	164	98%	96%	91%	86%
Cross Creek Apartments	Beaufort, SC	144	136	94%	97%	88%	82%
Greens of Pine Glen Apartments	Durham, NC	168	156	93%	94%	86%	86%
Harden Ranch (5)	Salinas, CA	100	99	99%	n/a	98%	n/a
Lake Forest Apartments	Daytona Beach, FL	240	229	95%	90%	87%	82%
Live 929 Apartments (5)	Baltimore, MD	572	553	97%	n/a	90%	n/a
Ohio Properties (4)	Ohio	362	346	96%	93%	94%	94%
Runnymede Apartments	Austin, TX	252	245	97%	98%	96%	94%
South Park Ranch Apartments	Austin, TX	192	190	99%	98%	95%	91%
Tyler Park Townhomes	Greenfield, CA	88	87	99%	97%	99%	98%
Westside Village Market	Shafter, CA	81	78	96%	100%	99%	101%
Woodlynn Village	Maplewood, MN	59	51	86%	100%	91%	98%
		3,214	3,083	96%	95%	91%	90%

Non-Consolidated Properties-Not Stabilized (3)
Avistar at Chase Hill	San Antonio, TX	232	209	90%	n/a	75%	n/a
Avistar at the Crest	San Antonio, TX	200	184	92%	n/a	82%	n/a
Avistar at the Oaks	San Antonio, TX	156	142	91%	n/a	67%	n/a
Avistar in 09	San Antonio, TX	133	128	96%	n/a	81%	n/a
Avistar on the Boulevard	San Antonio, TX	344	327	95%	n/a	79%	n/a
Avistar on the Hills	San Antonio, TX	129	123	95%	n/a	80%	n/a
Copper Gate	Lafayette, IN	128	121	95%	n/a	96%	n/a
Glenview Apartments (5)	Cameron Park, CA	88	85	97%	n/a	95%	n/a
Heritage Square Apartments (5)	Edinburg, TX	204	165	81%	n/a	74%	n/a
Montclair Apartments (5)	Lemoore, CA	80	77	96%	n/a	99%	n/a
Palms at Premier Park (5)	Columbia, SC	240	229	95%	n/a	80%	n/a
Renaissance Gateway	Baton Rouge, LA	208	194	93%	n/a	55%	n/a
Santa Fe Apartments (5)	Hesperia, CA	89	88	99%	n/a	99%	n/a
Suites at Paseo (5)	San Diego, CA	384	345	90%	n/a	65%	n/a
Vantage at Judson	San Antonio, TX	288	260	90%	n/a	48%	n/a
		2,903	2,677	92%	n/a	71%	n/a

			Number	Percentage of Occupied		Economic Occupancy (1) for
		Number	of Units	Units as of December 31,		the period ended December 31,
Property Name	Location	of Units	Occupied	2014	2013	2014	2013

Consolidated VIEs-Stabilized
Bent Tree Apartments	Columbia, SC	232	213	92%	94%	84%	80%
Fairmont Oaks Apartments	Gainesville, FL	178	160	90%	91%	83%	79%
		410	373	91%	93%	84%	80%

MF Properties-Stabilized (2)
Arboretum	Omaha, NE	145	144	99%	99%	92%	89%
Eagle Village	Evansville, IN	511	349	68%	64%	67%	67%
Glynn Place	Brunswick, GA	128	106	83%	80%	78%	75%
Meadowview	Highland Heights, KY	224	190	85%	94%	91%	84%
Residences at DeCordova	Granbury, TX	110	103	94%	99%	92%	88%
Residences at Weatherford	Weatherford, TX	76	74	97%	99%	99%	92%
Woodland Park (6)	Topeka, KS	236	211	89%	91%	91%	90%
		1,430	1,177	82%	84%	86%	82%

MF Properties-Not Stabilized (3)
The 50/50 (5)	Lincoln, NE	475	456	96%	n/a	n/a	n/a
The Colonial, f/k/a Maples on 97th	Omaha, NE	258	223	86%	89%	82%	80%
		733	679	93%	89%	82%	80%

(1)
Economic occupancy is presented for 2014 and 2013, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented. Therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(2)	Stabilization is generally defined as 90% occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service.

(3)
During 2014, these properties were under construction or renovation. Therefore these properties are considered not stabilized as they have not met the criteria for stabilization (see footnote 2 above).

(4)
The Partnership holds approximately $18.2 million of mortgage revenue bonds secured by Crescent Village, Willow Bend and Postwoods (Ohio Properties). Crescent Village is located in Cincinnati, Ohio, Willow Bend is located in Columbus (Hilliard), Ohio and Postwoods is located in Reynoldsburg, Ohio.

(5)	Previous period occupancy numbers are not available as these are new investments.

(6)
This property was foreclosed on May 29, 2013 and became an MF Property. The occupancy information includes the periods prior to the foreclosure when the Partnership held a mortgage revenue bond secured by this property.

Non-Consolidated Properties-Stabilized

The owners of the following properties do not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE. As a result, the Company does not report the assets, liabilities and results of operations of these properties on a consolidated basis. These Residential Properties have met the stabilization criteria which is generally defined as 90% occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service during the year.

Arbors of Hickory Ridge - Arbors of Hickory Ridge Apartments is located in Memphis, Tennessee and contains 348 units. The mortgage revenue bond owned by the Partnership was sponsored by the 501(c)3 not-for-profit owner of Arbors of Hickory Ridge.  The mortgage revenue bond has an outstanding principal amount of $11.5 million and has a base interest rate of 6.25% per annum. The bond does not provide for contingent interest. This bond was purchased at par in December 2012. Arbors of Hickory Ridge’s operations resulted in net operating income of $1.22 million and $1.18 million before payment of bond debt service on net revenue of approximately $2.36 million and $2.35 million in 2014 and 2013, respectively. The increase in net operating income was due to a decrease in administrative and utility expenses and real estate taxes. The property is current on the payment of principal and interest on the Partnership’s bond as of December 31, 2014.

Ashley Square - Ashley Square Apartments is located in Des Moines, Iowa and contains 144 units.  The mortgage revenue bond owned by the Partnership is a traditional “80/20” bond issued prior to the Tax Reform Act of 1986.  This bond requires that 20% of the rental units be set aside for tenants whose income does not exceed 80% of the area median income, without adjustment for household size.  The bond has an outstanding principal amount of $5.2 million and has a base interest rate of 6.25% per annum.  The bond also provides for contingent interest payable from excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bond accrues contingent interest at a rate of 3.0% per annum and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the Partnership has realized approximately $40,000 of contingent interest income related to this bond. Ashley Square’s operations resulted in net operating income of $582,000 and $605,000 before payment of bond debt service on net revenue of approximately $1.39 million and $1.38 million in 2014 and 2013, respectively.  The decrease in net operating income is the result of an increase in salary and administrative expenses. The property is current on the payment of principal and base interest on the Partnership’s bond as of December 31, 2014.

Bella Vista - Bella Vista Apartments is located in Gainesville, Texas and contains 144 units.  The mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs.  The bond has an outstanding principal amount of $6.5 million and has a base interest rate of 6.15% per annum.  The bond does not provide for contingent interest.  Bella Vista’s operations resulted in net operating income of $584,000 and $549,000 before payment of debt service on net revenue of approximately $1.18 million and $1.11 million in 2014 and 2013, respectively. The increase in net operating income is due to an increase in economic occupancy along with an decrease in leasing expenses. The property is current on principal and interest payments on the Partnership’s bond as of December 31, 2014.

Bridle Ridge - Bridle Ridge Apartments is located in Greer, South Carolina and contains 152 units.  The mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs.  The bond has an outstanding principal amount of $7.7 million and a base interest rate of 6.0% per annum.  The bond does not provide for contingent interest. Bridle Ridge’s operations resulted in net operating income of approximately $666,000 and $694,000 before payment of bond debt service on net revenue of approximately $1.15 million and $1.14 million in 2014 and 2013, respectively. The decrease in net operating income is due to an increase in salary expense and management fees offset my an increase in economic occupancy. The property is current on principal and interest payments on the Partnership’s bond as of December 31, 2014.

Brookstone - Brookstone Apartments is located in Waukegan, Illinois and contains 168 units.  The mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs.  The bond has an outstanding principal amount of $9.3 million and a base interest rate of 5.45% per annum.  The bond does not provide for contingent interest. These bonds were purchased in October 2009 at a discount from par for approximately $7.3 million providing an approximate yield to maturity of 7.5%. Brookstone’s operations resulted in net operating income of $543,000 and $587,000 before payment of bond debt service on net revenue of approximately $1.29 million and $1.35 million in 2014 and 2013, respectively. The decrease in net operating income is due to an increase in utility and repair and maintenance expenses offset by an increase in economic occupancy. The property is current on principal and interest payments on the Partnership’s bond as of December 31, 2014.

Cross Creek - Cross Creek Apartments is located in Beaufort, South Carolina and contains 144 units.  The mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs. The bond has an outstanding principal amount of $8.4 million and has a base interest rate of 6.15% per annum. The bond does not provide for contingent interest. These bonds were purchased in April 2009 at a discount from par for approximately $5.9 million providing an approximate yield to maturity of 7.4%. Cross Creek’s operations resulted in net operating income of $498,000 and $435,000 before payment of bond debt service on net revenue of approximately $1.25 million and $1.16 million in 2014 and 2013, respectively.  The increase in net operating income is due to an increase in economic occupancy along with a decrease in advertising expense. The property is current on the payment of principal and base interest on the Partnership’s bond as of December 31, 2014.

Greens of Pine Glen - Greens of Pine Glen Apartments is located in Durham, North Carolina and contains 168 units and was acquired in February 2009. The mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs. The Series A bond has an outstanding principal amount of $8.4 million and has a base interest rate of 6.5% per annum. The Series B bond has an outstanding principal amount of $1.0 million and has a base interest rate of 12.0% per annum. The bond does not provide for contingent interest. The Greens of Pine Glen Apartment’s operations resulted in the recognition of approximately $673,000 and $572,000 of net operating income on revenue of approximately $1.42 million and $1.40 million during 2014 and 2013, respectively. The increase in net operating income is due to a decrease in utility and salary expenses. The property is current on the payment of principal and interest on the Partnership’s bonds as of December 31, 2014.

Harden Ranch - Harden Ranch is located in Salinas, California and contains 100 units. The mortgage revenue bond owned by the Partnership is a private activity housing bond. The Series A bond has an outstanding principal amount of $7.0 million and has a base interest rate of 5.75%. The Series B bond has an outstanding principal amount of $2.3 million and has a base interest rate of 5.50% per annum. The bond does not provide for contingent interest. This bond was purchased in February of 2014. Harden Ranch’s operations resulted in net operating income of $561,000 before payment of bond debt service on net revenue of approximately $992,000 in 2014. The property is current on principal and interest payments on the Partnership’s bond as of December 31, 2014.

Lake Forest - Lake Forest Apartments is located in Daytona Beach, Florida and contains 240 units.  The mortgage revenue bond owned by the Partnership is a traditional “80/20” bonds issued prior to the Tax Reform Act of 1986.  The bond has an outstanding principal amount of $8.9 million and has a base interest rate of 6.25% per annum.  The bond also provides for contingent interest payable from excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bond accrues contingent interest at a rate of 1.6% per annum and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the Partnership has realized approximately $21,000 of contingent interest income related to this bond.   Lake Forest’s operations resulted in net operating income of $1.02 million and $891,000 before payment of bond debt service on net revenue of approximately $2.05 million and $1.91 million in 2014 and 2013, respectively.  The increase in net operating income is a result of an increase in economic occupancy as well as a decrease in real estate taxes due to the restructuring of the property ownership. The property is current on the payment of principal and base interest on the Partnership’s bond as of December 31, 2014.

Live 929 Apartments - Live 929 Apartments is located in Baltimore, Maryland and is a 572 bed student living facility. The mortgage revenue bond owned by the Partnership was sponsored by the 501(c)3 not-for-profit owner of Live 929 Apartments. The bond has an outstanding principal amount of $40.2 million and has a base interest rate of 5.78%. The bond does not provide for contingent interest. This bond was purchased in June of 2014. Live 929’s operations resulted in net operating income of $2.25 million before payment of bond debt service on net revenue of approximately $3.45 million in 2014. The property is current on principal and interest payments on the Partnership’s bond as of December 31, 2014.

Ohio Properties -The Ohio properties are made up of the following three multifamily apartment complexes located in Ohio. The mortgage revenue bonds owned by the Partnership were a private activity housing bond issued in conjunction with the syndication of LIHTCs. The Series A bond has on outstanding principal amount of $14.4 million and has a base interest rate of 7.0% per annum. The Series B bond has an outstanding principal amount of $3.6 million and has a base interest rate of 10.0% per annum. The bonds are collateralized by the three multifamily apartment complexes. The bond does not provide for contingent interest. The properties are current on the payment of principal and base interest on the Partnership’s bond as of December 31, 2014.

Crescent Village - Crescent Village Townhomes is located in Cincinnati, Ohio and contains 90 units and was acquired in July 2007.  Crescent Village reported net operating income of approximately $377,000 and $424,000 on net revenue of approximately $872,000 and $848,000 in 2014 and 2013, respectively.  The decrease in net operating income is the result of an increase in salary, utility and repair and maintenance expenses and real estate taxes.

Post Woods -  Post Woods Townhomes is located in Reynoldsburg, Ohio and contains 180 units and was acquired in July 2007. Post Woods reported net operating income of approximately $700,000 and $968,000 on net revenue of approximately $1.64 million and $1.91 million in 2014 and 2013, respectively.  The decrease in net operating income is a result of changes in occupancy, recovery of bad debt and real estate taxes.

Willow Bend - Willow Bend Townhomes is located in Columbus (Hilliard), Ohio and contains 92 units and was acquired in July 2007. Willow Bend reported net operating income of approximately $415,000 and $557,000 on net revenue of approximately $894,000 and $1.02 million in 2014 and 2013, respectively.  The decrease in net operating income is a result of changes in occupancy and recovery of bad debt.

Runnymede Apartments - Runnymede Apartments is located in Austin, Texas and contains 252 units. The mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs.  The bond has an outstanding principal amount of $10.4 million and has a base interest rate of 6.00% per annum.  The bond does not provide for contingent interest. Runnymede’s operations resulted in net operating income of $1.14 million and $1.09 million before payment of bond debt service on net revenue of approximately $2.41 million and $2.29million in 2014 and 2013 respectively.  The increase in net operating income is the result of an increase in economic occupancy along with a decrease in repair and maintenance expenses. The property is current on principal and interest payments on the Partnership’s bond as of December 31, 2014.

South Park Ranch Apartments - South Park Ranch Apartments is located in Austin, Texas and contains 192 units.  The mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs.  The bond has an outstanding principal amount of $13.7 million and has a base interest rate of 6.13% per annum.  The bond does not provide for contingent interest. These bonds were purchased in August 2009 at a discount from par for approximately $11.9 million providing an approximate yield to maturity of 6.8%. South Park’s operations resulted in net operating income of $1.35 million and $1.30 million before payment of bond debt service on net revenue of approximately $2.12 million and $2.04 million in 2014 and 2013, respectively.  The increase in net operating income is the result of an increase in economic occupancy. The property is current on principal and interest payments on the Partnership’s bond as of December 31, 2014.

Tyler Park - Tyler Park is located in Greenfield, California and contains 88 units. The mortgage revenue bond owned by the Partnership is a private activity housing bond. The Series A bond has an outstanding principal amount of $6.1 million and has a base interest rate of 5.75% per annum. The Series B bond has an outstanding principal amount of $2.0 million and has a base interest rate of 5.50% per annum. This bond does not provide for contingent interest. The bonds were purchased in December 2013. Tyler Park’s operations resulted in net operating income of approximately $446,000 and $384,000 before payment of bond debt service on net revenue of approximately $925,000 and $939,000 in 2014 and 2013, respectively. The increase in net operating income is the result of a decrease in repair and maintenance expenses. The property is current on principal and interest payments on the Partnership’s bond as of December 31, 2014.

Westside Village - Westside Village is located in Shafter, California and contains 81 units. The mortgage revenue bond owned by the Partnership is a private activity housing bond. The Series A bond has an outstanding principal amount of $4.0 million and has a base interest rate of 5.75% per annum. The Series B bond has an outstanding principal amount of $1.4 million and has a base interest rate of 5.50% per annum. This bond does not provide for contingent interest. The bonds were purchased in December 2013. Westside Village’s operations resulted in net operating income of approximately $353,000 and $373,000 before payment of bond debt service on net revenue of approximately $625,000 and $624,000 in 2014 and 2013, respectively. The property is current on principal and interest payments on the Partnership’s bond as of December 31, 2014.

Woodlynn Village - Woodlynn Village is located in Maplewood, Minnesota and contains 59 units.  The mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs.  The bond has an outstanding principal amount of $4.4 million and has a base interest rate of 6.0% per annum.  The bond does not provide for contingent interest. Woodlynn Village’s operations resulted in net operating income of $377,000 and $395,000 before payment of bond debt service on net revenue of approximately $601,000 and $617,000 in 2014 and 2013 respectively.  The decrease in net operating income is the result of a decrease in economic occupancy. The property is current on principal and interest payments on the Partnership’s bond as of December 31, 2014.

Non-Consolidated Properties-Not Stabilized

The owners of the following properties do not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE. As a result, the Company does not report the assets, liabilities and results of operations of these properties on a consolidated basis. These Residential Properties have not met the stabilization criteria which is generally defined as 90% occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service during the year.

Avistar at Chase Hill - Avistar at Chase Hill is located in San Antonio, Texas and contains 232 units. The mortgage revenue bond owned by the Partnership was sponsored by the 501(c)3 not-for-profit owner of Avistar at Chase Hill. The Series A bond has an outstanding principal amount of $10.0 million and has a base interest rate of 6.00% per annum. The Series B bond has an outstanding principal amount of $1.0 million and has a base interest rate of 9.00% per annum. This bond does not provide for contingent interest. The bonds were purchased in February 2013. Avistar at Chase Hill’s operations resulted in net operating income of approximately $829,000 before payment of bond debt service on net revenue of approximately $1.85 million in 2014. The property is current on principal and interest payments on the Partnership’s bond as of December 31, 2014.

Avistar at the Crest - Avistar at the Crest is located in San Antonio, Texas and contains 200 units. The mortgage revenue bond owned by the Partnership was sponsored by the 501(c)3 not-for-profit owner of Avistar at the Crest. The Series A bond has an outstanding principal amount of $9.7 million and has a base interest rate of 6.00% per annum. The Series B bond has an outstanding principal amount of $759,000 and has a base interest rate of 9.00% per annum. This bond does not provide for contingent interest. The bonds were purchased in February 2013. Avistar at the Crest’s operations resulted in net operating income of approximately $927,000 before payment of bond debt service on net revenue of approximately $1.76 million in 2014. The property is current on principal and interest payments on the Partnership’s bond as of December 31, 2014.

Avistar at the Oaks - Avistar at the Oaks is located in San Antonio, Texas and contains 156 units. The mortgage revenue bond owned by the Partnership was sponsored by the 501(c)3 not-for-profit owner of Avistar at the Oaks. The Series A bond has an outstanding principal amount of $7.8 million and has a base interest rate of 6.00% per annum. The Series B bond has an outstanding principal amount of $554,000 and has a base interest rate of 9.00% per annum. This bond does not provide for contingent interest. The bonds were purchased in June 2013. Avistar at the Oaks’ operations resulted in net operating income of approximately $571,000 before payment of bond debt service on net revenue of approximately $1.15 million in 2014. The property is current on principal and interest payments on the Partnership’s bond as of December 31, 2014.

Avistar in 09 - Avistar in 09 is located in San Antonio, Texas and contains 133 units. The mortgage revenue bond owned by the Partnership was sponsored by the 501(c)3 not-for-profit owner of Avistar in 09. The Series A bond has an outstanding principal amount of $6.7 million and has a base interest rate of 6.00% per annum. The Series B bond has an outstanding principal amount of $457,000 and has a base interest rate of 9.00% per annum. This bond does not provide for contingent interest. The bonds were purchased in June 2013. Avistar in 09’s operations resulted in net operating income of approximately $534,000 before payment of bond debt service on net revenue of approximately $1.02 million in 2014. The property is current on principal and interest payments on the Partnership’s bond as of December 31, 2014.

Avistar on the Boulevard - Avistar on the Boulevard is located in San Antonio, Texas and contains 344 units. The mortgage revenue bond owned by the Partnership was sponsored by the 501(c)3 not-for-profit owner of Avistar on the Boulevard. The Series A bond has an outstanding principal amount of $16.5 million and has a base interest rate of 6.00% per annum. The Series B bond has an outstanding principal amount of $451,000 and has a base interest rate of 9.00% per annum. This bond does not provide for contingent interest. The bonds were purchased in February 2013. Avistar on the Boulevard’s operations resulted in net operating income of approximately $1.46 million before payment of bond debt service on net revenue of approximately $2.62 million in 2014. The property is current on principal and interest payments on the Partnership’s bond as of December 31, 2014.

Avistar on the Hills - Avistar on the Hills is located in San Antonio, Texas and contains 129 units. The mortgage revenue bond owned by the Partnership was sponsored by the 501(c)3 not-for-profit owner of Avistar on the Hills. The Series A bond has an outstanding principal amount of $5.4 million and has a base interest rate of 6.00% per annum. This bond does not provide for contingent interest. The bonds were purchased in June 2013. Avistar on the Hills’ operations resulted in net operating income of approximately $566,000 before payment of bond debt service on net revenue of approximately $1.06 million in 2014. The property is current on principal and interest payments on the Partnership’s bond as of December 31, 2014.

Copper Gate Apartments - Copper Gate Apartments is located in Lafayette, Indiana and contains 128 units. The mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs. This bond has an outstanding principal amount of $5.2 million and a base interest rate of 6.25% per annum. The bond does not provide for contingent interest. This bond was purchased in December 2013. Copper Gate’s operations resulted in net operating income of $466,000 before payment of bond debt service on net revenue of approximately $977,000 in 2014. The property is current on principal and interest payments on the Partnership’s bond as of December 31, 2014.

Glenview Apartments - Glenview Apartments is located in Cameron Park, California and contains 88 units. The mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs. The Series A bond has an outstanding principal amount of $4.7 million and has a base interest rate of 5.75%. The Series B bond has an outstanding principal amount of $2.1 million and has a base interest rate of 5.50% per annum. The bond does not provide for contingent interest. This bond was purchased in November of 2014. Glenview’s operations resulted in net operating income of $52,000 before payment of bond debt service on net revenue of approximately $82,000 in 2014. The property is current on principal and interest payments on the Partnership’s bond as of December 31, 2014.

Heritage Square Apartments - Heritage Square Apartments is located in Edinburg, Texas and contains 204 units. The mortgage revenue bond owned by the Partnership was sponsored by the 501(c)3 not-for-profit owner of Heritage Square Apartments. The Series A bond has an outstanding principal amount of $11.2 million and has a base interest rate of 6.00%. The Series B bond has an outstanding principal amount of $520,000 and has a base interest rate of 12.00% per annum. The bond does not provide for contingent interest. This bond was purchased in August of 2014. Heritage Square’s operations resulted in net operating income of $271,000 before payment of bond debt service on net revenue of approximately $407,000 in 2014. The property is current on principal and interest payments on the Partnership’s bond as of December 31, 2014.

Montclair Apartments - Montclair Apartments is located in Lemoore, California and contains 80 units. The mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs. The Series A bond has an outstanding principal amount of $2.5 million and has a base interest rate of 5.75%. The Series B bond has an outstanding principal amount of $928,000 and has a base interest rate of 5.50% per annum. The bond does not provide for contingent interest. This bond was purchased in November of 2014. Montclair’s operations resulted in net operating income of $28,000 before payment of bond debt service on net revenue of approximately $64,000 in 2014. The property is current on principal and interest payments on the Partnership’s bond as of December 31, 2014.

Palms at Premiere Park - Palms at Premiere Park is located in Columbia, South Carolina and contains 240 units. The mortgage revenue bond owned by the Partnership was sponsored by the 501(c)3 not-for-profit owner of Palms at Premier Park. The bond has an outstanding principal amount of $20.2 million and has a base interest rate of 6.25%. The bond does not provide for contingent interest. This bond was purchased in December of 2013. Palms at Premier Park’s operations resulted in net operating income of $1.47 million before payment of bond debt service on net revenue of approximately $2.34 million in 2014. The property is current on principal and interest payments on the Partnership’s bond as of December 31, 2014.

Renaissance Gateway - Renaissance Gateway is located in Baton Rouge, Louisiana and contains 208 units. The mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs. The Series A bond has an outstanding principal amount of $8.6 million and has a base interest rate of 6.00%. The Series B bond has an outstanding principal amount of $1.3 million and has a base interest rate of 12.00%. The Series C bond has an outstanding principal amount of $2.9 million and has a base interest rate of 12.00%. The bond does not provide for contingent interest. This bond was purchased and construction was completed in the third quarter of 2014. Renaissance Gateway’s operations resulted in net operating income of $33,000 before payment of bond debt service on net revenue of approximately $594,000 in 2014. The property is current on principal and interest payments on the Partnership’s bond as of December 31, 2014.

Santa Fe Apartments - Santa Fe Apartments is located in Hesperia, California and contains 89 units. The mortgage revenue bond owned by the Partnership is a private activity housing bond issued in conjunction with the syndication of LIHTCs. The Series A bond has an outstanding principal amount of $3.1 million and has a base interest rate of 5.75%. The Series B bond has an outstanding principal amount of $1.7 million and has a base interest rate of 5.50% per annum. The bond does not provide for contingent interest. This bond was purchased in November of 2014. Santa Fe’s operations resulted in net operating income of $31,000 before payment of bond debt service on net revenue of approximately $81,000 in 2014. The property is current on principal and interest payments on the Partnership’s bond as of December 31, 2014.

Suites at Paseo - Suites at Paseo is located in San Diego, California and contains 384 units. The mortgage revenue bond owned by the Partnership was sponsored by the 501(c)3 not-for-profit owner of Suites at Paseo. The bond has an outstanding principal amount of $35.5 million and has a base interest rate of 6.25%. The bond does not provide for contingent interest. This bond was purchased in December of 2013. Santa Fe’s operations resulted in net operating income of $501,000 before payment of bond debt service on net revenue of approximately $3.55 million in 2014. The property is current on principal and interest payments on the Partnership’s bond as of December 31, 2014.

Vantage at Judson - Vantage at Judson is located in San Antonio, Texas and contains 288 units. The mortgage revenue bond owned by the Partnership was sponsored by the 501(c)3 not-for-profit owner of Vantage at Judson. The bond has an outstanding principal amount of $6.0 million and has a base interest rate of 9.00%. The bond does not provide for contingent interest. This bond was purchased in December of 2012 and construction on this property was finished in Spring of 2014. Vantage at Judson’s operations resulted in net operating income of $964,000 before payment of bond debt service on net revenue of approximately $1.97 million in 2014. The property is current on principal and interest payments on the Partnership’s bond as of December 31, 2014.

Pro Nova 2014-1 and 2014-2 - These mortgage revenue bonds are secured by ground, facility, and equipment at The Proton Therapy Center, LLC d/b/a Provision Center for Proton Therapy (“Pro Nova”), an ancillary health care facility providing cutting edge proton and traditional photon therapy treatment to cancer patients in Knoxville, Tennessee. Therefore, these mortgage revenue bonds are not included in the economic occupancy table. The property is current on principal and interest payments on the Partnership’s bond as of December 31, 2014.

Consolidated VIEs - Continuing Operations - Stabilized

The owners of the following properties have been determined to meet the definition of a VIE and the Partnership has been determined to be the Primary Beneficiary. As a result, the Company reports the assets, liabilities and results of operations of these properties on a consolidated basis. These Residential Properties have met the stabilization criteria which is generally defined as 90% occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service during the year.

Bent Tree - Bent Tree Apartments is located in Columbia, South Carolina and contains 232 units.  The mortgage revenue bond owned by the Partnership is a traditional “80/20” bond issued prior to the Tax Reform Act of 1986.  The bond has an outstanding principal amount of $7.5 million and has a base interest rate of 6.25% per annum.  The bond also provides for contingent interest payable from excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bond accrues contingent interest at a rate of 1.9% per annum and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the property has not paid any contingent interest and the Partnership has not recognized any contingent interest income related to this bond. Bent Tree’s operations resulted in net operating income of $599,000 and $521,000 before payment of bond debt service on net revenue of approximately $1.68 million and $1.58 million in 2014 and 2013, respectively.  The increase in net operating income is due to an increase in economic occupancy and a decrease in utility expenses. The property is current on the payment of principal and base interest on the Partnership’s bond as of December 31, 2014.

Fairmont Oaks - Fairmont Oaks Apartments is located in Gainesville, Florida and contains 178 units.  The mortgage revenue bond owned by the Partnership is a traditional “80/20” bond issued prior to the Tax Reform Act of 1986.  The bond has an outstanding principal amount of $7.3 million and has a base interest rate of 6.3% per annum.  The bond also provides for contingent interest payable from excess cash flow generated by the underlying property through the potential payment of contingent interest.  The bond accrues contingent interest at a rate of 2.2% per annum and such contingent interest is payable only if the underlying property generates excess operating cash flows or realizes excess cash through capital appreciation and a related sale or refinancing of the property.  To date, the Partnership has realized $57,000 in contingent interest income related to this bond.  Fairmont Oak’s operations resulted in net operating income of $711,000 and $615,000 before payment of bond debt service on net revenue of approximately $1.49 million and $1.41 million in 2014 and 2013, respectively.  The increase in net operating income is due to an increase in economic occupancy along with a decrease in advertising and repair and maintenance expenses. The property is current on the payment of principal and base interest on the Partnership’s bond as of December 31, 2014.

MF Properties-Stabilized

Seven MF Properties are owned by various Partnership subsidiaries. Such subsidiaries hold a 99% limited partner interest in two limited partnerships and 100% membership interests in five limited liability companies. The properties are encumbered by mortgage loans with an aggregate principal balance of $39.4 million at December 31, 2014. The Company reports the assets, liabilities, and results of operations of these properties on a consolidated basis. These MF Properties have met the stabilization criteria defined as 90% occupancy for 90 days and achievement of a 1.15 times debt service coverage ration on amortizing debt service during the year.

Arboretum - Arboretum is located in Omaha, Nebraska and contains 145 units and was acquired in March 2011, for approximately $20.4 million. This is an independent senior living facility. The Arboretum’s operations resulted in recognition by the Company of net operating income of approximately $1.57 million and $1.42 million on net revenue of approximately $3.30 million and $3.01 million in 2014 and 2013, respectively. The increase in net operating income is largely due to an increase in economic occupancy along with a decrease in advertising expense.

Eagle Village - Eagle Village Apartments is located in Evansville, Indiana and contains 511 units and was acquired in June 2011, for approximately $12.0 million. This is a student housing facility. Eagle Village’s operations resulted in recognition by the Company of net operating income of approximately $475,000 and $646,000 on net revenue of approximately $1.70 million and $1.74 million in 2014 and 2013, respectively. This decrease in net operating income is due to a decrease in economic occupancy, caused by a change market rent, along with an increase in advertising, utility and repair and maintenance expenses.

Glynn Place - Glynn Place Apartments is located in Brunswick, Georgia and contains 128 units and was acquired in October 2008. Glynn Place Apartment’s operations resulted in the recognition by the Company of approximately $307,000 and $263,000 of net operating income on revenue of approximately $877,000 and $845,000 during 2014 and 2013, respectively. The increase in net operating income is due to an increase in economic occupancy along with a decrease in salary expenses.

Meadowview - Meadowview Apartments is located in Highland Heights, Kentucky and contains 224 beds and was acquired in July 2007. This property is in the process of changing from a multifamily housing facility to a student housing facility. Meadowview’s operations resulted in recognition by the Company of net operating income of approximately $508,000 and $542,000 on net revenue of approximately $1.27 million and $1.10 million in 2014 and 2013, respectively.  The decrease in net operating income is due to the transition of the property to a student housing facility. Meadowview is now paying all utilities for the students.

Residences at DeCordova - Residences of DeCordova is a senior (55+) affordable housing project located in Granbury, Texas in the Dallas-Fort Worth area.  The Company acquired ownership of the property through foreclosure in February 2011. At this time, the Partnership is operating the 110 unit property as a market rate rental property. DeCordova’s operations resulted in recognition by the Company of net operating income of approximately $619,000 and $618,000 on net revenue of approximately $1.13 million and $1.10 million in 2014 and 2013, respectively.

Residences at Weatherford - Residences of Weatherford is a senior (55+) affordable housing project with 76 units located in Weatherford, Texas in the Dallas-Fort Worth area. The Company acquired ownership of the property through foreclosure in February 2011. In July 2011, the Company obtained a construction loan secured by the DeCordova and Weatherford properties. The $6.4 million construction loan funded the completion of Weatherford and is with an unrelated third party. This property was completed in April 2012 and the Partnership is operating the property as a market rate rental property. Weatherford’s operations resulted in recognition by the Company of net operating income of approximately $458,000 and $377,000 on net revenue of approximately $858,000 and $786,000 in 2014 and 2013, respectively. The increase in net operating income is due directly related to an increase in economic occupancy.

Woodland Park - Woodland Park is located in Topeka, Kansas and contains 236 units. Upon the conclusion of the foreclosure proceedings on May 29, 2013, Woodland Park became an MF property. The Company owned mortgage revenue bonds secured by the property and did not consolidate the property prior to the foreclosure conclusion. Woodland Park’s operations resulted in recognition by the Company of net operating income of $945,000 on net revenue of approximately $1.83 million in 2014.

MF Properties-Not Stabilized

Two MF Properties are owned by various Partnership subsidiaries. Such subsidiaries hold a 99% limited partner interest in one limited partnerships and 100% membership interests in one limited liability companies. The properties are encumbered by mortgage loans with an aggregate principal balance of $37.3 million at December 31, 2014. The Company reports the assets, liabilities, and results of operations of these properties on a consolidated basis. These MF Properties have not met the stabilization criteria defined as 90% occupancy for 90 days and achievement of a 1.15 times debt service coverage ration on amortizing debt service during the year.

The 50/50 - The 50/50 is a student housing facility with 475 beds located in Lincoln, Nebraska. The construction of this property was finished in August of 2014 and is in the stabilization period. The 50/50’s operations resulted in recognition by the Company of net operating income of approximately $910,000 on net revenue of approximately $1.5 million in 2014.

The Colonial (f/k/a Maples on 97th) - The Colonial (f/k/a Maples on 97th) Apartments is located in Omaha, Nebraska and contains 258 units and was acquired in August 2012. The Colonial’s (f/k/a Maples on 97th) operations resulted in the recognition by the Company of net operating income of approximately $691,000 on net revenue of approximately $1.79 million in 2014.

Results of Operations

The Consolidated Company

The tables below compare the results of operations for the Company for 2014, 2013, and 2012:

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012

Revenues:
Property revenues	$17,431,252	$16,110,740	$12,654,530
Investment income	26,606,234	22,651,622	11,078,467
Contingent interest income	40,000	6,497,160	—
Other interest income	856,217	1,772,338	150,882
Gain on mortgage revenue bonds - sale and redemption	3,701,772	—	680,444
Other income	188,000	250,000	555,328
Total Revenues	48,823,475	47,281,860	25,119,651

Expenses:
Real estate operating (exclusive of items shown below)	9,751,873	9,574,822	7,877,931
Realized loss on taxable property loan	—	4,557,741	—
Provision for loan loss	75,000	168,000	—
Provision for loss on receivables	—	241,698	452,700
Depreciation and amortization	7,021,557	6,732,580	4,982,030
Interest	11,398,649	7,235,336	5,530,995
General and administrative	5,547,208	4,237,245	3,512,233
Total Expenses	33,794,287	32,747,422	22,355,889
Income from continuing operations	15,029,188	14,534,438	2,763,762
Income from discontinued operations (including gain on sale of MF Properties of $3,177,183 and $1,406,608 for 2013 and 2012, respectively)	—	3,442,404	2,232,276
Net income	15,029,188	17,976,842	4,996,038
Net income attributable to noncontrolling interest	(4,673)	261,923	549,194
Net income - America First Multifamily Investors, L. P.	$15,033,861	$17,714,919	$4,446,844

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Property revenues.  Property revenues increased approximately $1.3 million when comparing 2013 to 2014 due to offsetting factors. Approximately $2.3 million of the increase was attributable to The 50/50 which began leasing in August 2014 and Woodland Park which became an MF Property effective June 1, 2013 after the completion of the foreclosure of the property’s mortgage revenue bond (see Note 5 to the Company’s consolidated financial statements). In addition, approximately $833,000 was attributable to the net increase in the existing VIEs and MF Properties’ economic occupancy. Offsetting these increases was the approximate $1.8 million decrease due to the Lake Forest deconsolidation in the fourth quarter 2013. Annual net revenues per unit related to the MF Properties increased to approximately $6,844 per unit in 2014 from approximately $6,836 in 2013. The annual net revenues per unit related to the Consolidated VIEs increased to approximately $7,460 in 2014 from approximately $7,014 in 2013.

Investment income.  Investment income includes interest earned on mortgage revenue bonds, PHC Certificates, and MBS. Investment income increased during 2014 as compared to 2013 by approximately $4.0 million due to offsetting factors. The increase is due to an approximate $10.7 million increase in investment income as the result of the addition of the mortgage revenue bonds during 2014, which include the Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Avistar on the Hills Apartments, Avistar at the Oaks Apartments, Avistar in 09 Apartments, Vantage at Harlingen Apartments, Tyler Park Townhomes, Westside Village, Lake Forest, Copper Gate, The Palms at Premier Park, The Suites on Paseo, Harden Ranch Apartments, Decatur Angle Apartments, Live 929 Apartments, Bruton Apartments, Heritage Square, Pro Nova 2014-1, Pro Nova 2014-2, Montclair Apartments, Glenview Apartments, and Santa Fe Apartments mortgage revenue bonds. These increases were offset by a decrease of approximately $6.6 million of investment income due to the recognition of the Greens Property sale in the third quarter of 2013, recognition of the Ohio sale in first quarter of 2013, the redemption of the Iona Lakes mortgage revenue bond and the completion of the foreclosure of the Woodland Park mortgage revenue bond in the second quarter of 2013, the sale of the Autumn Pines mortgage revenue bond in the second quarter of 2014, the redemption of the Lost Creek mortgage revenue bond in the first quarter 2014, the MBS sales in 2014, and the principal payments received on the mortgage revenue bond, PHC and MBS investments.

 Contingent interest income. The Company realized $40,000 of contingent interest from Ashley Square during 2014. The Company realized approximately $6.5 million of contingent interest income upon the redemption of the Iona Lakes mortgage revenue bond in June 2013 (see Note 5 to the Company’s consolidated financial statements).

Other interest income. Other interest income is comprised mainly of interest income on taxable property loans held by the Partnership. The decrease in other interest income when comparing 2014 to 2013 is mostly attributable to taxable interest income from the taxable property loans which were securitized by the Ohio Properties and recognized in 2013 when the Company was able to recognize the sale of the Ohio Properties (see Note 10 to the Company’s consolidated financial statements).

Gain on mortgage revenue bonds - sale and redemption.  The Company realized an approximate $2.8 million gain on the redemption of the Lost Creek mortgage revenue bond and an approximate $873,000 gain on the sale of the Autumn Pines mortgage revenue bond in February 2014 and April 2014, respectively. There was no gain realized on the sale or redemptions of mortgage revenue bonds during 2013.

Other income.  Other income recognized in 2014 is a guarantee fee received from the General Partner of the Greens Property and the other income recognized in 2013 is a guarantee fee received from the General Partner of the Ohio Properties (see Note 10 to the Company’s consolidated financial statements).

Real estate operating expenses. Real estate operating expenses associated with the MF Properties and the Consolidated VIEs is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The overall increase in real estate operating expenses was due to various offsetting factors. Decreases include approximately $1.1 million of real estate operating expenses related to Lake Forest which was a VIE that was deconsolidated in the fourth quarter of 2013 and $106,000 in Glynn Place’s repair expenses. Offsetting these decreases was an increase of approximately $891,000 related to The 50/50, which began leasing up in August 2014, and Woodland Park, which became an MF Property effective June 1, 2013 (see Note 7 to the Company’s consolidated financial statements). The remaining increase was related to the existing VIEs and MF Properties normal operating increases in salaries, utilities, management fees, real estate taxes, and repair and maintenance expenses which is related to the increase in economic occupancy.

Realized loss on taxable property loan. In June 2013, the Partnership redeemed its interest in the Iona Lakes mortgage revenue bond for approximately $21.9 million. This redemption resulted in the realization of approximately $4.6 million loss on a taxable property loan as the excess proceeds above the par value of the bond were recognized as contingent interest income. There was no realized loss on taxable property loans reported during 2014.

Provision for loan loss. The Company periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment. During 2014 and 2013, the Company determined a portion of the taxable property loans were potentially impaired and a provision for loan loss should be recorded.   A provision for loan loss and an associated loan loss reserve of $75,000 and $168,000 was recorded against the Cross Creek taxable property loan during 2014 and 2013, respectively.

Provision for loss on receivables. A provision for loss was recorded on the interest receivable from the Woodland Park mortgage revenue bond until the foreclosure was completed on May 29, 2013. There was no provision for loss on receivables expense in 2014.

Depreciation and amortization expense.  Depreciation results primarily from the apartment properties of the Consolidated VIEs and the MF Properties. Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB financing facilities. The net increase in depreciation and amortization when comparing 2014 to 2013 was the result of offsetting factors. A decrease of approximately $472,000 of depreciation and amortization is related to Lake Forest which was a VIE that was deconsolidated in the fourth quarter of 2013 (see Note 3 to the Company’s consolidated financial statements). In addition, there was an approximate $429,000 decrease in in-place lease amortization related to the The Colonial and Woodland Park as these were fully amortized in 2013. These decreases were offset by an approximate $947,000 increase in depreciation and amortization expense related to The 50/50 which began leasing up in August 2014 and depreciation expense related to Woodland Park which became an MF Property effective June 1, 2013 (see Note 7 to the Company’s consolidated financial statements). In addition, an approximate $243,000 increase is related to the additional amortization and depreciation expense reported on new deferred debt financing costs and asset additions related to the existing properties.

Interest expense. The net increase in interest expense in 2014 as compared to 2013 was partly due to an approximate $1.7 million increase resulting from the change in the mark to market adjustment of the Company’s derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. In addition, an increase of approximately $2.4 million resulted from higher average outstanding debt principal between the two periods. The Company’s borrowing cost averaged approximately 2.6% per annum for 2014 and 2013.

General and administrative expenses. The increase in general and administrative expenses when comparing 2014 to 2013 is attributable to an approximate $755,000 increase in administrative fees payable to AFCA 2 related to the newly acquired mortgage revenue bonds in 2014 offset by an approximate $120,000 reduction due to the Lost Creek mortgage revenue bond redemption and the Autumn Pines mortgage revenue bond sale. In addition the Partnership realized an increase of approximately $715,000 in professional fees and salary and benefits.

Income from discontinued operations. The decrease from 2014 as compared to 2013 is attributable to the gain of approximately $1.8 million from the recognition of the sale of the Ohio Properties and approximately $1.4 million from the recognition of the sale of the Greens Property in 2013. There were no discontinued operations reported in 2014.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Property revenues.  Property revenues increased approximately $3.5 million from 2012 to 2013 mostly attributable to the acquisition of The Colonial (f/k/a Maples on 97th) in August 2012, Weatherford which began leasing in the second quarter of 2012, DeCordova which began leasing 34 newly constructed rental units in the third quarter of 2012, and Woodland Park which became an MF Property effective June 1, 2013. In addition, approximately $611,000 of the increase is attributable to the improved occupancy at Arboretum. Annual net rental revenues per unit related to the MF Properties increased to approximately $6,836 per unit in 2013 from approximately $5,587 in 2012. The annual net rental revenues per unit related to the Consolidated VIEs increased to approximately $7,014 in 2013 from approximately $6,982 in 2012.

Investment income.  Investment income includes interest earned on mortgage revenue bonds, PHC Certificates, and MBS. This income increased during 2013 as compared to 2012 by approximately $11.6 million due to various factors. Approximately $5.7 million of the increase is tied to the recognition of the sale of the Ohio and Greens Properties during 2013. This income constitutes interest payments received by the Partnership since it acquired the Ohio Properties’ mortgage revenue bonds in June 2010 and the Greens Property’s mortgage revenue bonds in October 2012 which previously was deferred due to the deposit method of accounting (see Note 10 to the Company’s consolidated financial statements). Approximately $4.4 million of the increase in interest income is the result of the addition of the Arbors at Hickory Ridge, Vantage at Judson, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Avistar on the Hills Apartments, Avistar at the Oaks Apartments, Avistar in 09 Apartments, Vantage at Harlingen Apartments, Tyler Park Townhomes, and Westside Village Market mortgage revenue bonds. Investment income also increased approximately $3.1 million due to a full year of revenue from the PHC Certificates and MBS investment classes compared to a partial years in 2012. These increases were offset by the gain of approximately $400,000 from the sale of GMF-Madison Tower and GMF-Warren/Tulane mortgage revenue bonds in 2012 which did not repeat in 2013, approximately $571,000 decrease in revenue due to the redemption of Iona Lakes mortgage revenue bond in 2013, and the approximate $556,000 decrease due to the foreclosure of Woodland Park in May 2013.

 Contingent interest income. The Company realized approximately $6.5 million of contingent interest income upon the redemption of the Iona Lakes mortgage revenue bond in June 2013 (see Note 5 to the Company’s consolidated financial statements). There was no contingent interest income realized in 2012.

Other interest income. Other interest income is comprised mainly of interest income on taxable property loans held by the Partnership. Approximately $1.1 million of the increase is attributable to taxable interest income realized from the taxable property loans securitized by the Ohio Properties. This resulted from the Partnership recognizing the sale of the Ohio Properties during 2013 (see Note 10 to the Company’s consolidated financial statements).

Gain on sale of bonds.  The gain on the sale of bonds is the result of the sale of the GMF-Madison Tower and GMF-Warren/Tulane mortgage revenue bonds in May 2012. There was no gain realized on the sale of bonds in 2013.

Other income.  Other income recognized in 2013 is a guarantee fee received from the General Partner of the Ohio Properties (see Note 10 to the Company’s consolidated financial statements). Approximately $555,000 reported in 2012 is the payment on a property owner promissory note received upon the restructuring of the Arbors at Hickory Ridge mortgage revenue bond.

Real estate operating expenses. Real estate operating expenses associated with the MF Properties and the Consolidated VIEs is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The overall increase in real estate operating expenses was due to various factors. The increase in real estate operating expenses was partly due to approximately $1.3 million of real estate operating expenses related to The Colonial (f/k/a Maples on 97th) which was acquired in August 2012 and Woodland Park which became an MF Property effective June 1, 2013 (see Note 8 to the Company’s consolidated financial statements). Arboretum, Meadowview, and Weatherford reported approximately $227,000 greater real estate taxes when comparing 2013 to 2012. The remaining increase was related to the existing VIEs and MF Properties normal operating increases in salaries, administrative fees, and repair and maintenance expenses. These increases were offset by approximately $150,000 in acquisition costs reported by the EAT (The Colonial, f/k/a Maples on 97th) VIE in 2012.

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

Depreciation and amortization expense.  Depreciation results primarily from the apartment properties of the Consolidated VIEs and the MF Properties. Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB financing facilities. Approximately $1.6 million of the increase in depreciation and amortization expense from 2012 to 2013 is related to Woodland Park which became an MF property effective June 1, 2013, The Colonial (f/k/a Maples on 97th) which was acquired at the end of August 2012, the additional depreciation recorded once the Residences at Weatherford’s construction was completed and placed in service in second quarter of 2012, and the additional depreciation recorded once the Residences of DeCordova’s new unit construction was completed in the third quarter of 2012. The remaining net increase is related to the additional amortization expense reported on the Partnership’s financing offset by the depreciation and amortization on the deconsolidation of the Lake Forest VIE.

Interest expense. The net increase in interest expense during the 2013 as compared to 2012 was due to offsetting factors. An increase of approximately $2.7 million resulted from higher average outstanding debt principal when comparing 2013 to 2012. An approximate $661,000 decrease between the two years resulted from the change in the mark to market adjustment of the Company’s derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. In addition, a decrease of approximately $178,000 resulted from a decrease in interest rates. The Company’s borrowing cost decreased to approximately 2.6% per annum during 2013 as compared to approximately 2.7% per annum during 2012.

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

The Partnership

The following discussion of the Partnership’s results of operations for the years ended December 31, 2014, 2013 and 2012 reflects the operations of the Partnership without the consolidation of the Consolidated VIEs required by the accounting guidance on consolidations. The Ohio Properties and the Green Property are reflected as discontinued operations and not Mortgage Revenue Bond Investments for the years ended December 31, 2013 and 2012 in the following discussion.

This information reflects the information used by management to analyze the Partnership’s operations and is reflective of the consolidated operations of the Mortgage Revenue Bond Investments segment, the MF Properties segment, the Public Housing Capital Fund Trusts segment, and the Mortgage-backed Securities segment as presented in Note 20 to the financial statements.

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012

Revenues:
Property revenues	$14,250,572	$11,358,718	$7,846,812
Investment income	27,535,513	24,109,397	12,599,284
Contingent interest income	40,000	6,497,160	—
Other interest income	856,217	1,772,338	150,882
Gain on mortgage revenue bonds - sale and redemption	3,701,772	—	680,444
Other income	188,000	250,000	557,300
Total Revenues	46,572,074	43,987,613	21,834,722
Expenses:
Real estate operating (exclusive of items shown below)	7,796,761	6,522,091	4,604,870
Realized loss on taxable property loan	—	4,557,741	—
Provision for loan loss	75,000	168,000	—
Provision for loss on receivables	—	241,698	452,700
Depreciation and amortization	6,089,708	5,374,802	3,447,316
Interest	11,398,649	7,235,336	5,530,995
General and administrative	5,547,208	4,237,245	3,512,233
Total Expenses	30,907,326	28,336,913	17,548,114
Net income	15,664,748	15,650,700	4,286,608
Income from discontinued operations (including gain on sale of MF Properties of $3,177,183 and $1,406,608 for 2013 and 2012, respectively)	—	3,442,404	2,232,276
Net income	15,664,748	19,093,104	6,518,884
Net (loss) income attributable to noncontrolling interest	(4,673)	261,923	549,194
Net income - America First Multifamily Investors, L.P.	$15,669,421	$18,831,181	$5,969,690

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Property revenues.  Property revenues increased approximately $2.9 million when comparing 2013 to 2014 due to offsetting factors. Approximately $2.3 million of the increase was attributable to The 50/50 which began leasing in August 2014 and Woodland Park which became an MF Property effective June 1, 2013 after the completion of the foreclosure of the property’s mortgage revenue bond (see Note 7 to the Company’s consolidated financial statements). In addition, approximately $683,000 was attributable to the net increase in MF Properties’ economic occupancy. Annual net revenues per unit related to the MF Properties increased to approximately $6,844 per unit in 2014 from approximately $6,836 in 2013.

Investment income.  Investment income includes interest earned on mortgage revenue bonds, PHC Certificates, and MBS. Investment income increased during 2014 as compared to 2013 by approximately $3.4 million due to offsetting factors. The increase is due to an approximate $10.2 million increase in investment income as the result of the addition of the mortgage revenue bonds acquired in 2014. These increases were offset by a decrease of approximately $6.6 million of investment income due to the recognition of the Greens Property sale in the third quarter of 2013, recognition of the Ohio sale in first quarter of 2013, the redemption of the Iona Lakes mortgage revenue bond and the completion of the foreclosure of the Woodland Park mortgage revenue bond in the second quarter of 2013, the sale of the Autumn Pines mortgage revenue bond in the second quarter of 2014, the redemption of the Lost Creek mortgage revenue bond in the first quarter 2014, the MBS sales in 2014, and the principal payments received on the mortgage revenue bond and PHC investments.

 Contingent interest income. The Company realized $40,000 of contingent interest from Ashley Square during 2014. The Company realized approximately $6.5 million of contingent interest income upon the redemption of the Iona Lakes mortgage revenue bond in June 2013 (see Note 5 to the Company’s consolidated financial statements).

Other interest income. Other interest income is comprised mainly of interest income on taxable property loans held by the Partnership. The decrease in other interest income when comparing 2014 to 2013 is mostly attributable to taxable interest income from the taxable property loans which were securitized by the Ohio Properties and recognized in 2013 when the Company was able to recognize the sale of the Ohio Properties (see Note 10 to the Company’s consolidated financial statements).

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

Other income.  Other income recognized in 2014 is a guarantee fee received from the General Partner of the Greens Property and the other income recognized in 2013 is a guarantee fee received from the General Partner of the Ohio Properties (see Note 10 to the Company’s consolidated financial statements).

Real estate operating expenses. Real estate operating expenses associated with the MF Properties is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The overall increase in real estate operating expenses was due to various factors. A decrease includes approximately $106,000 in Glynn Place’s repair expenses. Offsetting these decreases was an increase of approximately $891,000 related to The 50/50, which began leasing up in August 2014, and Woodland Park, which became an MF Property effective June 1, 2013 (see Note 7 to the Company’s consolidated financial statements). The remaining increase was related to the existing VIEs and MF Properties normal operating increases in salaries, utilities, management fees, real estate taxes, and repair and maintenance expenses which is related to the increase in economic occupancy.

Realized loss on taxable property loan. In June 2013, the Partnership redeemed its interest in the Iona Lakes mortgage revenue bond for approximately $21.9 million. This redemption resulted in the realization of approximately $4.6 million loss on a taxable property loan as the excess proceeds above the par value of the bond were recognized as contingent interest income. There was no realized loss on taxable property loans reported during 2014.

Provision for loan loss. The Company periodically, or as changes in circumstances or operations dictate, evaluates its investments for impairment. During 2014 and 2013, the Company determined a portion of the taxable property loans were potentially impaired and a provision for loan loss should be recorded.   A provision for loan loss and an associated loan loss reserve of $75,000 and $168,000 was recorded against the Cross Creek taxable property loan during 2014 and 2013, respectively.

Provision for loss on receivables. A provision for loss was recorded on the interest receivable from the Woodland Park mortgage revenue bond until the foreclosure was completed on May 29, 2013. There was no provision for loss on receivables expense in 2014.

Depreciation and amortization expense.  Depreciation results primarily from the apartment properties of the MF Properties. Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB financing facilities. The net increase in depreciation and amortization when comparing 2014 to 2013 was the result of offsetting factors. There was an approximate $429,000 decrease in in-place lease amortization related to the The Colonial and Woodland Park as these were fully amortized in 2013. This decrease was offset by an approximate $947,000 increase in depreciation and amortization expense related to The 50/50 which began leasing up in August 2014 and depreciation expense related to Woodland Park which became an MF Property effective June 1, 2013 (see Note 7 to the Company’s consolidated financial statements). In addition, an approximate $197,000 increase is related to the additional amortization and depreciation expense reported on new deferred debt financing costs and asset additions related to the existing properties.

Interest expense. The net increase in interest expense in 2014 as compared to 2013 was partly due to an approximate $1.7 million increase resulting from the change in the mark to market adjustment of the Company’s derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. In addition, an increase of approximately $2.4 million resulted from higher average outstanding debt principal between the two periods. The Company’s borrowing cost averaged approximately 2.6% per annum for 2014 and 2013.

General and administrative expenses. The increase in general and administrative expenses when comparing 2014 to 2013 is attributable to an approximate $755,000 increase in administrative fees payable to AFCA 2 related to the newly acquired mortgage revenue bonds in 2014 offset by an approximate $120,000 reduction due to the Lost Creek mortgage revenue bond redemption and the Autumn Pines mortgage revenue bond sale. In addition the Partnership realized an increase of approximately $715,000 in professional fees and salary and benefits.

Income from discontinued operations. The decrease from 2014 as compared to 2013 is attributable to the gain of approximately $1.8 million from the recognition of the sale of the Ohio Properties and approximately $1.4 million from the recognition of the sale of the Greens Property in 2013. There were no discontinued operations reported in 2014.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Property revenues.  Property revenues increased approximately $3.5 million between the years mostly attributable to the acquisition of The Colonial (f/k/a Maples on 97th) in August 2012, Weatherford which began leasing in the second quarter of 2012, DeCordova which began leasing 34 newly constructed rental units in the third quarter of 2012, and Woodland Park which became an MF Property effective June 1, 2013. In addition, approximately $611,000 of the increase is attributable to the improved occupancy at Arboretum. Annual net rental revenues per unit related to the MF Properties increased to approximately $6,836 per unit in 2013 from approximately $5,587 in 2012.

Investment income.  Investment income includes interest earned on mortgage revenue bonds, PHC Certificates, and MBS. This income increased during 2013 as compared to 2012 by approximately $11.6 million due to various factors. Approximately $5.7 million of the increase in investment income is due to the recognition of the sale of the Ohio and Greens Properties during 2013. This income is interest payments received by the Partnership since it acquired the Ohio Properties’ mortgage revenue bonds in June 2010 and the Greens Property’s mortgage revenue bonds in October 2012 which previously were deferred due to the deposit method of accounting (see Note 10 to the Company’s consolidated financial statements). Approximately $4.4 million of the increase in interest income is the result of the addition of the Arbors at Hickory Ridge, Vantage at Judson, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Renaissance Apartments, Avistar on the Hills Apartments, Avistar at the Oaks Apartments, Avistar in 09 Apartments, Vantage at Harlingen Apartments, Tyler Park Townhomes, and Westside Village Market mortgage revenue bonds. Investment income also increased approximately $3.1 million due to a full year of revenue from the PHC Certificates and MBS investment classes compared to a partial year in 2012. These increases were offset by the gain of approximately $400,000 from the sale of GMF-Madison Tower and GMF-Warren/Tulane mortgage revenue bonds in 2012 which did not repeat in 2013, approximately $571,000 reduction in interest revenue due to the redemption of Iona Lakes mortgage revenue bond in 2013, and the approximate $556,000 reduction in interest revenue due to the completion of the foreclosure of Woodland Park in May 2013.

Contingent interest income. The Company realized approximately $6.5 million of contingent interest income upon the redemption of the Iona Lakes mortgage revenue bond in June 2013 (see Note 5 to the Company’s consolidated financial statements). There was no contingent interest income realized in 2012.

Other interest income. Other interest income is comprised mainly of interest income on taxable property loans held by the Partnership. Approximately $1.1 million of the increase is attributable to taxable interest income realized from the taxable property loans securitized by the Ohio Properties. This resulted from the Partnership recognizing the sale of the Ohio Properties during 2013 (see Note 10 to the Company’s consolidated financial statements).

Gain on sale of bonds.  The gain on the sale of bonds is the result of the sale of the GMF-Madison Tower and GMF-Warren/Tulane mortgage revenue bonds in May 2012. There was no gain realized on the sale of bonds in 2013.

Other income.  Other income recognized in 2013 is a guarantee fee received from the General Partner of the Ohio Properties (see Note 10 to the Company’s consolidated financial statements). Approximately $555,000 reported in 2012 is the payment on a property owner promissory note received upon the restructuring of the Arbors at Hickory Ridge mortgage revenue bond.

Real estate operating expenses. The overall increase in real estate operating expenses was due to various factors. The increase in real estate operating expenses was partly due to approximately $1.3 million of real estate operating expenses related to The Colonial (f/k/a Maples on 97th) which was acquired in August 2012 and Woodland Park which became an MF Property effective June 1, 2013 (see Note 8 to the Company’s consolidated financial statements). Arboretum, Meadowview, and Weatherford reported approximately $227,000 greater real estate taxes when comparing 2013 to 2012. The remaining increase was related to the existing VIEs and MF Properties normal operating increases in salaries, administrative fees, and repair and maintenance expenses. These increases were offset by approximately $150,000 in acquisition costs reported by the EAT (The Colonial, f/k/a Maples on 97th) VIE in 2012.

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

Depreciation and amortization expense.  Depreciation results primarily from the apartment properties of the Consolidated VIEs and the MF Properties. Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB financing facilities. Approximately $1.6 million of the increase in depreciation and amortization expense from 2012 to 2013 is related to Woodland Park which became an MF property effective June 1, 2013, The Colonial (f/k/a Maples on 97th) which was acquired at the end of August 2012, the additional depreciation recorded once the Residences at Weatherford’s construction was completed and placed in service in second quarter of 2012, and the additional depreciation recorded once the Residences of DeCordova’s new unit construction was completed in the third quarter of 2012. The remaining increase is related to the additional amortization expense reported on the Partnership’s financing.

Interest expense. The net increase in interest expense during the 2013 as compared to 2012 was due to offsetting factors. An increase of approximately $2.7 million resulted from higher average outstanding debt principal when comparing 2013 to 2012. An approximate $661,000 decrease between the two years resulted from the change in the mark to market adjustment of the Company’s derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. In addition, a decrease of approximately $178,000 resulted from a decrease in interest rates. The Company’s borrowing cost decreased to approximately 2.6% per annum during 2013 as compared to approximately 2.7% per annum during 2012.

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

Liquidity and Capital Resources

Primary sources and uses of funds. Interest earned on the mortgage revenue bonds, including those financing properties held by Consolidated VIEs, represents the Partnership’s principal source of cash flow.  The Partnership also earns interest from its PHC Certificates, and MBS and may also receive cash distributions from equity interests held in MF Properties.  Interest is primarily comprised of base interest payments received on the Partnership’s mortgage revenue bonds, PHC Certificates, and MBS.  Certain of the mortgage revenue bonds may also generate payments of contingent interest to the Partnership from time to time when the underlying apartment properties generate excess cash flow.  Because base interest on each of the Partnership’s mortgage revenue bonds and MBS is fixed, the Partnership’s cash receipts tend to be fairly constant period to period unless the Partnership acquires or disposes of its investments in mortgage revenue bonds.  Changes in the economic performance of the properties financed by mortgage revenue bonds with a contingent interest provision will affect the amount of contingent interest, if any, paid to the Partnership.

The Consolidated VIEs’ and MF Properties’ primary source of cash is net rental revenues generated by their real estate investments. The economic performance of a multifamily, student housing, or senior citizen apartment property depends on the rental and occupancy rates of the property and on the level of operating expenses.  Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market area in which a property is located.  This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes.  In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems, and natural disasters can affect the economic operations of an apartment property.  The primary uses of cash by apartment properties are the payment of operating expenses and debt service.

Other sources of cash available to the Partnership include debt financing, mortgages, and the sale of additional BUCs. The Company currently has outstanding debt financing of $345.4 million under twelve separate credit facilities and mortgages of $76.7 million secured by nine MF Properties.

The Partnership’s principal uses of cash are the payment of distributions to shareholders, interest and principal on debt financing and general and administrative expenses. The Partnership also uses cash to acquire additional investments. Distributions to shareholders may increase or decrease at the determination of the General Partner. The per unit cash available for distribution primarily depends on the amount of interest and other cash received by the Partnership from its portfolio of mortgage revenue bonds and other investments, the amount of the Partnership’s outstanding debt and the effective interest rates paid by the Partnership on this debt, the level of operating and other cash expenses incurred by the Partnership and the number of units outstanding. During the year ended December 31, 2014, the Partnership generated cash available for distribution of $0.40 per unit, (see “Cash Available for Distribution”). As a result, the Partnership was required to supplement its cash available for distribution during 2014, with unrestricted cash and expects to continue to do so until the Partnership is able to complete its current plans to invest the net proceeds it realized from the most recent M31 TEBS Financing facility. The General Partner believes that upon completion of its current investment and leverage plans, the Partnership will be able to meet its liquidity requirements, including the payment of expenses, interest on its debt financing, and cash distributions to shareholders at the current level of $0.50 per unit per year without the use of unrestricted cash. See “Cash Available for Distribution” for a further description of the General Partner’s proposed course of action in connection with these matters. However, if leverage plans are delayed, actual results may vary from current projections. If the actual CAD generated continues to be less than the regular distribution to shareholders, such distribution amount may need to be reduced.

The Consolidated VIEs’ and MF Properties’ primary uses of cash are: (i) the payment of operating expenses; and (ii) the payment of debt service.

Leverage. The Partnership utilizes leverage for the purpose of enhancing investor returns. Management uses target constraints for each type of short term financing utilized by the Partnership to manage an overall 65% leverage constraint. The amount of leverage utilized is dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to market collateral calls, and the liquidity and marketability of the financing collateral. While short term variations from targeted levels may occur within financing classes, overall Partnership leverage will not exceed 65%. The overall leverage constraint of the Partnership, total outstanding debt divided by total partnership assets using the par value of the mortgage revenue bonds and the MF Properties at cost, is approximately 59%, as of December 31, 2014.

TEBS Financings. On July 10, 2014 and September 1, 2010, the Partnership and its Consolidated Subsidiaries, ATAX TEBS II, LLC and ATAX TEBS I, LLC, entered into a number of agreements relating to long-term debt financing facilities pursuant to Freddie Mac’s TEBS program. The M31 and M24 TEBS Financings essentially provide the Company with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term tax-exempt rates. The M31 and M24 TEBS Financing facilities offer several advantages over the Company’s previous credit facilities which, over time, are expected to positively impact the generation of CAD. These advantages include:
•a longer term thereby addressing the previous refinancing risks,
•better balance sheet leverage thereby providing additional funds for investment, and
•a lower initial cost of borrowing.

Under the M31 TEBS Financing, the Partnership and its newly created consolidated subsidiary, ATAX TEBS II, LLC (“2014 Sponsor”), entered into a number of agreements relating to a new long-term debt financing facility provided through the securitization of thirteen mortgage revenue bonds, with a par value of approximately $118.4 million, owned by the the 2014 Sponsor pursuant to the M31 TEBS Financing. The M31 TEBS Financing facility essentially provides the Partnership with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term tax-exempt rates. The mortgage revenue bonds were then securitized by transferring these assets to Freddie Mac in exchange for Class A and Class B Freddie Mac Multifamily Variable Rate Certificates (collectively, the “M31 TEBS Certificates”). The M31 TEBS Certificates represent beneficial interests in the securitized assets held by Freddie Mac. The Class A TEBS Certificates were issued in an initial principal amount of approximately $94.7 million and were sold through a placement agent to unaffiliated investors. The Class B M31 TEBS Certificates were issued in an initial principal amount of approximately $23.7 million and were retained by the 2014 Sponsor. The gross proceeds from the M31 TEBS Financing were approximately $94.7 million. After the payment of transaction expenses, the Partnership received net proceeds from the M31 TEBS Financing of approximately $91.6 million. The Partnership applied approximately $72.4 million of these net proceeds to retire the short-term securitization that previously existed on these bonds and approximately $6.3 million to a stabilization escrow. The approximate $6.3 million is reported as restricted cash on the December 31, 2014 balance sheet. The holders of the Class A TEBS Certificates are entitled to receive regular payments of interest from Freddie Mac at a variable rate which resets periodically based on the weekly Securities Industry and Financial Markets Association (“SIFMA”) floating index rate plus certain credit, facility, remarketing and servicing fees (the “Facility Fees”). The total Facility Fees are 1.4% per annum, and as of December 31, 2014, the SIFMA rate was equal to approximately 0.1% per annum resulting in a total cost of borrowing of approximately 1.5% per annum on the outstanding balance of the M31 TEBS Financing facility of approximately $94.7 million. The M31 TEBS Financing and the associated M31 TEBS Trust are presented as secured financings within the consolidated financial statements. At December 31, 2014, the Partnership reported approximately $6.3 million as restricted cash on the balance sheet.

Under the M24 TEBS Financing, the Partnership and its Consolidated Subsidiary ATAX TEBS I, LLC, entered into a number of agreements relating to a new long-term debt financing facility provided through the securitization of thirteen mortgage revenue bonds owned by the ATAX TEBS I, LLC (the “2010 Sponsor”) pursuant to the M24 TEBS Financing. The M24 TEBS Financing facility essentially provides the Partnership with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term tax-exempt rates. The securitization of these mortgage revenue bonds occurred through two classes of certificates. The Class A TEBS Certificates were issued in an initial principal amount of $95.8 million and were sold through a placement agent to unaffiliated investors. The Class B TEBS Certificates were issued in an initial principal amount of $20.3 million and were retained by the Sponsor. As of December 31, 2014, the SIFMA rate was equal to 0.1% per annum resulting in a total cost of borrowing of approximately 2.0% per annum on the outstanding balance on the M24 TEBS Financing facility of $76.4 million. As of December 31, 2013, the SIFMA rate was equal to 0.1% per annum resulting in a total cost of borrowing of approximately 2.0% per annum on the outstanding balance on the M24 TEBS Financing facility of $93.0 million. At December 31, 2014 and 2013, the Partnership reported approximately $718,000 and $727,000, respectively as restricted cash on the balance sheet.

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
For financial reporting purposes, the M31 and M24 TEBS Financing are presented by the Company as secured financings (see Note 11 to the Company’s consolidated financial statements).
TOB financings. In July 2011, the Company executed a Master Trust Agreement with DB which allows the Company to execute multiple TOB Trust structures upon the approval and agreement of terms by DB. Under each TOB Trust structure issued through the Master Trust Agreement, the TOB trustee issues SPEARS and LIFERS. Theses SPEARS and LIFERS represent beneficial interests in the securitized asset held by the TOB trustee. The Company will purchase the LIFERS from each of these TOB Trusts which will grant them certain rights to the securitized assets. The Master Trust Agreement with DB has covenants with which the Company is required to maintain compliance. At December 31, 2014, the most restrictive covenant was that cash available to distribute for the trailing twelve months must be at least two times trailing twelve month interest expense. The Company was in compliance with all of these covenants as of December 31, 2014. If the Company were to be out of compliance with any of these covenants, it would trigger a termination event of the financing facilities. The Company expects to renew each of the TOB financing facilities at its discretion per the terms of the agreements. DB can require the posting of cash collateral under the terms of the Master Trust Agreement.

In October 2014, the Partnership executed two new TOB Trusts under its credit facility with DB securitizing the Pro Nova 2014-1 and 2014-2 mortgage revenue bonds borrowing approximately $9.0 million under each TOB Trust. The TOB Trust facility has an approximate 4.0% per annum fixed interest rate and will mature in July 2017. Pursuant to the terms of this TOB trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS. The outstanding balance remains at approximately $18.0 million on December 31, 2014.

In August 2014, the Partnership executed a new TOB Trust under its credit facility with DB securitizing the Bruton Apartments mortgage revenue bond borrowing approximately $17.3 million. The TOB Trust facility has an approximate 4.6% per annum fixed interest rate and will mature in July 2017. Pursuant to the terms of this TOB trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS. The outstanding balance remains at approximately $17.3 million on December 31, 2014.

In July 2014, the Partnership executed a new TOB Trust under its credit facility with DB securitizing the Live 929 mortgage revenue bond borrowing approximately $35.0 million. The TOB Trust facility has an approximate 4.5% per annum fixed interest rate and will mature in July 2019. Pursuant to the terms of this TOB trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS. The outstanding balance is approximately $35.0 million on December 31, 2014.

In July 2014, the Partnership executed a new TOB Trust under its credit facility with DB securitizing the Decatur Angle mortgage revenue bond borrowing $21.9 million. The new TOB Trust facility will mature in October 2016. On the closing date the total fixed TOB Trust facility interest rate was approximately 4.3% per annum. Pursuant to the terms of this TOB trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS. This new TOB Trust replaced the March 2014 TOB Trust under its credit facility with DB which had securitized the Decatur Angle mortgage revenue bond borrowing $17.3 million. The outstanding balance is approximately $21.9 million on December 31, 2014.

In July 2014, a separate transaction occurred as a preliminary transaction to achieve the closing of the M31 TEBS Financing (discussed in the M31 TEBS Financing section in Note 11). DB purchased the SPEARS which securitized four TOB Trust facilities for approximately $45.9 million and approximately $26.5 million in the related residual LIFERS. DB held the ten mortgage revenue bonds that collateralized this transaction, the Greens Property, Arbors at Hickory Ridge, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Avistar on the Hills Apartments, Avistar at the Oaks Apartments, and Avistar in 09 Apartments, until the M31 TEBS Financing facility closed on July 10, 2014.

In December 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing The Suites on Paseo Series A mortgage revenue bond. The amount borrowed was approximately $25.8 million with a variable interest rate tied to SIFMA. The facility matures in June 2015. On the date of the closing the total fixed TOB Trust fee was approximately 1.6% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.4% per annum resulting in a total cost of borrowing of approximately 2.0% per annum. The outstanding balance is approximately $25.5 million on December 31, 2014.

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

In the fourth quarter of 2012 through the second quarter of 2013, the Company purchased the LIFERS issued by the trustee over six additional TOB Trusts. The LIFERS entitle the Company to all principal and interest payments received by these TOB Trusts on the mortgage-backed securities after payments due to the holders of the SPEARS and trust costs (“MBS TOB Trusts”). The SPEARS represent senior interests in the MBS TOB Trusts and some have been credit enhanced by DB. The Company reports the MBS TOB Trusts on a consolidated basis as it has determined it is the primary beneficiary of these variable interest entities (see Note 7 to the Company’s consolidated financial statements). A summary of the six MBS TOB Trusts are as follows:

•
During fourth quarter of 2012, the Company purchased approximately $6.5 million of LIFERS from securitized MBS TOB Trusts with a par value of approximately $31.6 million of MBS. The MBS TOB Trusts also issued SPEARS of approximately $25.1 million to unaffiliated investors. A portion of this MBS was sold in 2014 and a portion of the TOB Trusts were settled in 2014. The approximate outstanding amount at December 31, 2014 is $12.0 million which will mature in April 2015. On the date of closing the total fixed TOB Trust fee was approximately 0.9% per annum and the variable rate paid on the SPEARS of approximately 0.4% per annum is tied to SIFMA which results in the total cost of borrowing of approximately 1.3% per annum.

•
In January 2013, the Company purchased an additional $540,000 of LIFERS from one of the five MBS TOB Trusts which is a securitization of MBS with a par value of $2.5 million. SPEARS of approximately $2.0 million were issued by the MBS TOB Trust.This MBS was sold in 2014 and the TOB Trust was settled in 2014.

•
In April 2013, the Company purchased approximately $2.2 million of LIFERS issued by a new MBS TOB Trust which is the securitization of MBS with a par value of approximately $10.0 million. The MBS TOB Trusts issued SPEARS of approximately $7.8 million to unaffiliated investors. This facility was sold in 2014 and the TOB Trust was settled in 2014.

As of December 31, 2014, the Company has posted approximately $2.1 million of cash collateral in connection with the MBS TOB Trusts. This collateral is recorded as restricted cash in the consolidated financial statements. As of December 31, 2013, the Company had posted approximately $4.1 million of cash collateral in connection with the six MBS TOB Trusts. This collateral is recorded as restricted cash in the consolidated financial statements.

In July 2012, the Company purchased the PHC Certificate LIFERS issued by the PHC TOB Trusts for approximately $16.0 million and pledged the LIFERS to the trustee to secure certain reimbursement obligations of the Company as the holder of LIFERS. The Company is consolidating the PHC TOB Trust as it has determined it is the primary beneficiary of these variable interest entities. The PHC TOB Trusts issued SPEARS of approximately $49.0 million to unaffiliated investors. The SPEARS represent senior interests in the PHC TOB Trusts and have been credit enhanced by DB. The LIFERS entitle the Company to all principal and interest payments received by the PHC TOB Trusts on the $59.3 million of PHC Certificates held by it after payments due to the holders of the SPEARS and trust costs. Approximately $4.3 million was paid to reduce the outstanding balance during 2014. The amount owed to the SPEARS owners at December 31, 2014 is approximately $44.7 million. As of December 31, 2014, the Company has posted approximately $400,000 of cash collateral in connection with one of the PHC TOB Trusts which is recorded as restricted cash.

As a result, the TOB trusts essentially provide the Company with a secured variable rate debt facility at interest rates that reflect the prevailing short-term tax-exempt rates paid by the TOB trusts on the SPEARS. Payments made to the holders of the SPEARS and the amount of trust fees essentially represent the Company’s effective cost of borrowing on the net proceeds it received from the sale of the SPEARS. The holders of the SPEARS are entitled to receive regular payments from the TOB trusts at a variable rate established by a third party remarketing firm that is expected to be similar to the weekly SIFMA floating index rate. Payments on the SPEARS will be made prior to any payments on the LIFERS held by the Company. The Company is accounting for these transactions as secured financing arrangements (see Note 11 to the Company’s consolidated financial statements).

The following table summarizes the amounts outstanding under each TOB Trust and the variable interest rate as of December 31, 2014:

TOB Trusts	SPEARS Outstanding	Year End Rates

PHC Certificates-TOB Trust	$44,675,000	2.20%
MBS - TOB Trust 1	2,585,000	1.12%
MBS - TOB Trust 2	4,090,000	1.12%
MBS - TOB Trust 5	5,270,000	1.06%
The Suites on Paseo - TOB Trust	25,535,000	1.96%
TOB - Decatur Angle - TOB Trust	21,850,000	4.34%
Live 929 - TOB Trust	34,975,000	4.47%
Bruton Apartments - TOB Trust	17,250,000	4.55%
Pro Nova 2014-1 - TOB Trust	9,010,000	4.05%
Pro Nova 2014-2 - TOB Trust	9,010,000	4.05%
Total Debt Financing	$174,250,000

Equity Capital. Beginning in 2007, the Partnership has issued BUCs to raise additional equity capital to fund investment opportunities. In November 2013, a Registration Statement on Form S-3 was declared effective by the SEC under which the Partnership may offer up to $225 million of additional BUCs from time to time. In December 2013, the Partnership issued an additional 8,280,000 BUCs through an underwritten public offering at a public offering price of $6.25 per BUC pursuant to this new Registration Statement. Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $48.2 million after payment of an underwriter’s discount and other offering costs of approximately $3.5 million. In January and February 2014, the Partnership issued an additional 9,200,000 BUCs through an underwritten public offering at a public offering price of $5.95 per BUC pursuant to this Registration Statement. Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $51.4 million after payment of an underwriter’s discount and other offering costs of approximately $4.5 million.

In May 2012, the Partnership issued an additional 12,650,000 BUCs through an underwritten public offering at a public offering price of $5.06 per BUC pursuant to a previously filed Registration Statement on Form S-3. Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $60.0 million after payment of an underwriter’s discount and other offering costs of approximately $4.0 million.

Cash Flow. On a consolidated basis, cash provided by operating activities for the year ended December 31, 2014 increased approximately $3.2 million compared to the same period a year earlier mainly due to changes in working capital components. Cash used for investing activities decreased approximately $52.5 million for 2014 as compared to 2013. During 2014, approximately $174.9 million of cash was used for mortgage revenue bond acquisitions, capital improvements and land held for investment, interest rate derivatives, net increase in notes receivable, and restricted cash related to the M31 TEBS Financing facility. Offsetting this usage was an approximate $1.7 million received from the release of restricted cash in connection with the TOB financing facilities, approximately $60.4 million received from the Lost Creek mortgage revenue bond redemption, the Autumn Pines mortgage revenue bond sale, and MBS sale, and approximately $7.2 million bond principal received related to the PHC and mortgage revenue bonds. During 2013, the Company used approximately $177.2 million for the purchase of the mortgage revenue bonds and related taxable mortgage bonds, MBS, and the construction of the MF Properties in 2013. Offsetting the use of cash from investing activities, the Company received approximately $4.0 million in net cash related to the realization of the Ohio Properties sale, approximately $21.9 million from the Iona Lakes mortgage revenue bond redemption, and approximately $2.8 million from principal repayments related to investments.

The Company had approximately $1.1 million more cash available from financing activities during 2014 as compared to 2013.  Financing cash flows in 2014 included approximately $51.3 million from the sale of beneficial unit certificates, approximately $186.8 million from the M31 TEBS Financing and the four TOB financings, and approximately $22.6 million in construction loan borrowing. The Company used approximately $101.8 million to repay TOB financing facilities and mortgages payable (see Notes 11 and 12 to the Company’s consolidated financial statements), approximately $2.9 million for debt financing costs, and approximately $30.2 million to pay distributions. Financing cash flows in 2013 included approximately $48.2 million of cash from the sale of BUCs, approximately $81.5 million of cash from new TOB Trust financing facilities, $20.7 million of cash from borrowing on The Colonial (f/k/a Maples on 97th), Woodland Park and the The 50/50 project, offset by the use of cash to pay distributions and principal payments on debt.

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

CAD for the years ended 2014 and 2013 included income from certain transactions which may not recur in future periods. For the year ended 2014 the Partnership reported $0.40 of CAD per unit which includes approximately $0.011 of CAD per unit (approximately $650,000 of CAD) from the sale of the Autumn Pines bond and approximately $0.037 of CAD per unit (approximately $2.1 million of CAD) from the redemption of the Lost Creek mortgage revenue bond. For the year ended 2013 the Partnership reported $0.42 of CAD per unit which includes $0.065 of CAD per unit (approximately $2.8 million of CAD) from the redemption of the Iona Lakes mortgage revenue bond and interest and other income recognized from the Ohio Properties. The sale and redemption gains were Tier 2 income with 25% allocated to the General Partner.

The Partnership has made annual cash distributions of $0.50 per unit since 2009. Since realized CAD per unit was less than $0.50 per unit in 2014, 2013, and 2012, the Partnership paid approximately $6.0 million, $4.0 million, and $5.8 million of the distribution using unrestricted cash to supplement the deficit in 2014, 2013, and 2012, respectively, which was a return of capital to shareholders. The Partnership has historically supplemented its cash available for distribution with unrestricted cash when necessary and expects to continue to do so until the Partnership is able to complete its current plans to increase leverage through additional TEBS financing facilities and to invest the net proceeds realized by the Partnership from the issuance of BUCs in December 2013 and January 2014 on a leveraged basis. The General Partner has identified a pipeline of mortgage revenue bonds it intends to acquire in 2015 and is actively performing due diligence on these mortgage revenue bonds to ensure they meet the Partnership’s investment criteria. The General Partner is also working with the Partnership’s primary lender to finance a portion of the acquisition of these bonds and believes that upon completion of its current investment plans, the Partnership will be able to generate sufficient CAD to maintain cash distributions to shareholders at the current level of $0.50 per unit per year without the use of other available cash. However, there is no assurance that the Partnership will be able to generate CAD at levels in excess of the current annual distribution rate. In that case, the annual distribution rate per unit may need to be reduced.

The following tables show the calculation of CAD (and a reconciliation of the Partnership’s net income (loss) as determined in accordance with GAAP to its CAD) for the years ended December 31, 2014, 2013 and 2012.

	2014	2013	2012
Net income - America First Multifamily Investors L.P.	$15,033,861	$17,714,919	$4,446,844
Net loss related to VIEs and eliminations due to consolidation	635,560	1,116,262	1,522,846
Net income before impact of VIE consolidation	15,669,421	18,831,181	5,969,690
Change in fair value of derivatives and interest rate derivative amortization	2,003,350	283,610	944,541
Depreciation and amortization expense (Partnership only)	6,089,708	5,374,802	3,447,316
Provision for loan loss	75,000	168,000	—
Tier 2 Income distributable to the General Partner (1)	(937,106)	(484,855)	(657,933)
Developer income (2)	619,948	528,000	—
Bond purchase premium (discount) amortization (accretion) (net of cash received)	116,329	256,615	160,464
Provision for loss on receivables	—	241,698	452,700
Depreciation and amortization related to discontinued operations	—	9,859	452,942
Deposit liability gain - sale of the Ohio Properties (1)	—	(1,775,527)	—
Deposit liability gain - sale of the Greens Property (3)	—	(1,401,656)	—
Greens Property deferred interest and reversal of deferral (4)	—	(135,264)	135,264
Ohio Properties deferred interest and reversal of deferral (5)	—	(3,517,258)	1,383,105
CAD	$23,636,650	$18,379,205	$12,288,089
Weighted average number of units outstanding,
basic and diluted	59,431,010	43,453,476	37,367,600
Net income (loss), basic and diluted, per unit	$0.25	$0.40	$0.14
Total CAD per unit	$0.40	$0.42	$0.33
Distributions per unit	$0.50	$0.50	$0.50
(1) As described in Note 2 to the consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the shareholders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner.

•
For the year ended December 31, 2014, the Company realized the sale of the Autumn Pines bond which resulted in an approximate $873,000 gain and Tier 2 income due to the General Partner of approximately $218,000, realized the redemption of the Lost Creek bond which resulted in an approximate $2.8 million gain and Tier 2 income due to the General Partner of approximately $709,000, and received contingent interest from Ashley Square generating $10,000 of Tier 2 income due to the General Partner.

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

(2) The developer income amount represents cash received by the Partnership for developer and construction management services performed on The 50/50 Student Housing at UNL mixed-use project in Lincoln, Nebraska.  The development at the University of Nebraska - Lincoln is accounted for as an MF property and the cash received for these fees has been eliminated within the consolidated financial statements.  For purposes of CAD, management is treating these fees as if received from an unconsolidated entity.
(3) The Partnership sold the Greens Property in conjunction with the purchase of mortgage revenue bonds secured by the property. The sales price approximated the 2009 property purchase price and therefore the gain from the sale of the property related entirely to depreciation recapture. For this reason, the General Partner concluded that the gain should be excluded from the calculation of CAD.
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
(5) The recognition of the sale of the Ohio Properties allowed the Company to 1) realize approximately $4.2 million of interest income on the mortgage revenue bonds, 2) recognize approximately $1.1 million of taxable interest income on taxable property loans receivable it holds with the Ohio Properties, and 3) realize a $250,000 guarantee fee from the general partner owner of the Ohio Properties all in 2013 (see Note 10 to the Company’s consolidated financial statements). Mortgage interest income of $3.5 million of the $4.2 million had been previously received by the Partnership and reported in CAD, and as such, the amount was reversed in the 2013 CAD calculation.

Off Balance Sheet Arrangements

As of December 31, 2014 and 2013, the Partnership held mortgage revenue bonds which are collateralized by Residential Properties.  The Residential Properties are owned by entities that are not controlled by the Partnership.  The Partnership has no equity interest in these entities and does not guarantee any obligations of these entities.  Some of the ownership entities are deemed to be Consolidated VIEs and are consolidated with the Partnership for financial reporting purposes.  The VIEs that are consolidated with the Partnership do not have off-balance sheet arrangements.

The Partnership does not engage in trading activities involving non-exchange traded contracts. As such, the Partnership is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships.

The Partnership does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Partnership or its related parties other than what is disclosed in Note 14 to the Company’s consolidated financial statements.

Contractual Obligations

The Partnership has the following contractual obligations as of December 31, 2014:

		Less than 1 year	1-3 years	3-5 years	More than 5 years
	Total
Long-Term Debt Obligations
Debt financing	$345,359,000	$84,302,554	$60,573,563	$39,713,122	$160,769,761
Mortgages payable	$76,707,834	$9,137,766	$39,398,714	$4,592,316	$23,579,038
Effective interest rate(s) (1)		2.78%	2.57%	2.29%	3.01%
Interest (2)	$31,041,619	$10,379,279	$14,376,292	$6,158,328	$127,720
Purchase Obligations
Bond purchase commitments	$76,488,000	$46,638,000	$29,850,000	$—	$—
Total	$531,755,913	$150,457,599	$128,704,719	$53,373,191	$199,220,404

(1) Interest rates shown are the average effective rate as of December 31, 2014, and include the impact of our interest rate derivatives.
(2) Interest shown is estimated based upon current effective interest rates through maturity.

As discussed in Notes 11 and 12 to the Company’s consolidated financial statements, the amounts maturing in 2015 consist of the paydowns on the TEBS credit facility with Freddie Mac, the TOB credit facilities with DB, and payments on the MF Property mortgages.  The Partnership’s strategic objective is to leverage its bond portfolio utilizing long term securitization financings with Freddie Mac through its TEBS program.  This strategy allows the Partnership to better match the duration of its assets and liabilities and to lock in a spread between its assets and liabilities.  The Partnership intends to refinance all of its maturing short term debt obligations with the proceeds of at least one additional TEBS financing.

In December 2014, the Partnership entered into a Forward Delivery Bond Purchase Agreement (“Bond Purchase Commitment”) to purchase an approximately up to $20.0 million new mortgage revenue bond secured by a multifamily property, Villas at Plano Gateway Senior Living Apartments, under construction in Plano, Texas. The mortgage revenue bond will have a stated annual interest rate of 6.0% per annum and bond proceeds must be used to pay off the third party construction loan. The Partnership accounts for the Bond Purchase Commitment as an available-for-sale security and, as such, records any changes in estimated fair value of the Bond Purchase Commitment as an asset or liability with changes in such valuation recorded in other comprehensive income. At December 31, 2014, the Partnership estimated the value of this Bond Purchase Commitment and recorded in other assets an asset of approximately $1.1 million (see Note17 to the Company’s consolidated financial statements).

In July 2014, the Partnership entered into a Bond Purchase Commitment agreeing to purchase up to an approximately $9.9 million new mortgage revenue bond secured by a multifamily property, 15 West Apartments, under construction in Vancouver, Washington. The mortgage revenue bond will have a stated annual interest rate of 6.25% and bond proceeds must be used to pay off the third party construction loan. The Partnership accounts for the Bond Purchase Commitment as an available-for-sale security and records any changes in estimated fair value of the Bond Purchase Commitment as an asset or liability with changes in such valuation recorded in other comprehensive income. At December 31, 2014, the Partnership has estimated the value of this Bond Purchase Commitment and recorded in other assets an asset of approximately $809,000 (see Note17 to the Company’s consolidated financial statements).

In August 2013, the Partnership acquired a approximate $6.7 million par value Series C mortgage revenue bond secured by the Vantage at Harlingen Apartments. Under the terms of a Forward Delivery Bond Purchase Agreement, the Partnership has agreed to purchase a new mortgage revenue bond between $18,000,000 to $24,692,000 (“Harlingen Series B Bond”) secured by the Vantage at Harlingen apartments which will be delivered by the mortgage revenue bond issuer once the property meets specific obligations and occupancy rates. The final amount of the Series B Bond will depend on the appraisal of the stabilized property. The Harlingen Series B Bond will have a stated annual interest rate of 6.0% per annum and bond proceeds must be used to pay off the construction loan to the bank and all or a portion of the $6.7 million subordinate Series C mortgage revenue bond. The Partnership accounts for the bond purchase commitment as an available-for-sale security and, as such, records the change in the estimated fair value of the bond purchase commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.  As of December 31, 2014, the Partnership estimated the value of this Bond Purchase Commitment and recorded in other assets an asset of approximately $1.4 million. As of December 31, 2013, the Partnership estimated the value of this Bond Purchase Commitment and recorded a liability of approximately $1.7 million. (See Note 5 to the Company’s consolidated financial statements).

In June 2013, the Partnership executed a Bond Purchase Commitment agreeing to purchase an $8.0 million new mortgage revenue bond and a $500,000 taxable mortgage bond both secured by a multifamily property, Silver Moon, under construction in Albuquerque, New Mexico. The mortgage revenue bond will have a stated annual interest rate of 6.0% per annum, the taxable mortgage bond will have a stated rate of 12% per annum, and bond proceeds must be used to pay off the third party construction loan. The Partnership accounts for the Bond Purchase Commitment as an available-for-sale security and, as such, records the change in estimated fair value of the Bond Purchase Commitment as an asset or liability with changes in such valuation recorded in other comprehensive income. As of December 31, 2014, the Partnership estimated the value of this Bond Purchase Commitment and recorded in other assets approximately $414,000. As of December 31, 2013, the Partnership estimated the value of this bond purchase commitment and recorded a liability of approximately $600,000 (see Note17 to the Company’s consolidated financial statements).

In December 2012, the Partnership purchased a $6,049,000 mortgage revenue bond (“Series C Bonds”) and a $934,000 taxable mortgage bond both secured by the Vantage at Judson apartments. This property is located in San Antonio, Texas and construction on this property was complete in the summer of 2014. In connection with the purchase of these bonds, the Partnership also executed a Delivery Bond Purchase Agreement with the borrower under the bonds, the issuer of the $6,049,000 mortgage revenue bond (“Issuer”), and the Bank which is providing the remainder of the construction financing and has the first lien on the property. Under the terms of this agreement and the Trust Indenture, the Issuer has agreed to fund up to $26,687,000 of senior mortgage revenue bonds (“Series B Bonds”) to allow for the full refunding of the Bank’s construction loan (“Series A Bonds”) and all or a portion of the $6,049,000 Series C Bonds. The Partnership has an obligation to purchase the Series B Bonds upon the successful completion of specific conversion conditions. These conversion conditions include no material default by borrower under the trust indenture, the completion of the survey of the property and title insurance, and occupancy of 90% for 90 days at the property. The amount of the Series B Bonds will be no less than $20,638,000 and the final amount will depend on the reallocation calculation which is defined as 80% bond to appraised property value and a debt service coverage ratio of no less than 1.15 to 1.0. As of December 31, 2014, the Partnership estimated the value of this bond purchase commitment and recorded in other assets an asset of approximately $2.0 million. As of December 31, 2013, the Partnership estimated the value of this bond purchase commitment and recorded a liability of approximately $2.0 million (See Note 5 to the Company’s consolidated financial statements).

Inflation

With respect to the financial results of the Partnership’s investments in mortgage revenue bonds and MF Properties, substantially all of the resident leases at the Residential Properties, which collateralize the Partnership’s mortgage revenue bonds, allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the properties to seek rent increases. The substantial majority of these leases are for one year or less. The short-term nature of these leases generally serves to reduce the risk to the properties of the adverse effects of inflation; however, market conditions may prevent the properties from increasing rental rates in amounts sufficient to offset higher operating expenses. Inflation did not have a significant impact on the Partnership’s financial results for the years presented in this report.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management of the Company to make a number of judgments, assumptions, and estimates. The application of these judgments, assumptions, and estimates can affect the amounts of assets, liabilities, revenues, and expenses reported by the Company. All of the Company’s significant accounting policies are described in Note 2 to the Company’s consolidated financial statements. The Company considers the following to be its critical accounting policies because they involve judgments, assumptions and estimates by management that significantly affect the financial statements. If these estimates differ significantly from actual results, the impact on our consolidated financial statements may be material.

Accounting for the TEBS and TOB Financing Arrangements
The Company has evaluated the accounting guidance in regard to the M31 and M24 TEBS and TOB financing arrangements (see Note 11 to the Company’s consolidated financial statements) and has determined that the securitization transactions do not meet the accounting criteria for a sale or transfer of financial assets and will, therefore, be accounted for as a secured financing transactions. More specifically, the guidance on transfers and servicing sets forth the conditions that must be met to de-recognize a transferred financial asset. This guidance provides, in part, that the transferor has surrendered control over transferred assets if and only if the transferor does not maintain effective control over the transferred assets through any of the following:

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

The M31 and M24 TEBS Financing agreements contain certain provisions that allow the Company to (1) cause the return of certain individual bonds under defined circumstances, (2) cause the return of all of the bonds by electing an Optional Series Pool Release or (3) cause the return of any defaulted bonds. The Optional Series Pool Release is defined in the agreements closed in 2010 as two specific dates, September 15, 2017, or September 15, 2020, on which the Company has the option to repurchase all of the securitized bonds. The Optional Series Pool Release is defined in the agreements closed in 2014 as two specific dates, July 15, 2019 or July 15, 2024, on which the Company has the option to repurchase all of the securitized bonds. Given these terms, the Company has concluded that the condition in item 2 above is present in the agreements and, therefore, effective control over the transferred assets has not occurred. As effective control has not been transferred, the transaction does not meet the conditions to de-recognize the assets resulting in the M31 and M24 TEBS Financing being presented on the Company’s consolidated financial statements as a secured financing. The TOB Financing agreements contain certain provisions that allow the Company to call the bonds held in the TOB Trusts through their ownership of the LIFERS so effective control has not been transferred resulting in the TOB Financings being presented on the Company’s consolidated financial statements as secured financings.

In addition to evaluating the M31 and M24 TEBS Financings as a sale or transfer of financial assets, we have evaluated the securitization trusts associated with the TEBS financing facilities (the “M31 TEBS Trust” and “M24 TEBS Trust”) under the provisions of consolidation guidance. As part of the M31 and M24 TEBS Financings, certain bond assets of the Partnership were securitized into the M31 and M24 TEBS Trusts with Freddie Mac. The M31 and M24 TEBS Trusts then issued Class A and B TEBS Certificates. Other Company investments are securitized into TOB Trusts with Deutsche Bank AG (“DB”). The TOB trustee then issued SPEARS and LIFERS. The Partnership has determined that the M31 and M24 TEBS Trusts are VIEs and the Class B Certificates owned by the Partnership create a variable interest in the M31 and M24 TEBS Trusts. It was also determined that the TOB Trusts are VIEs and the LIFERS owned by the Company create a variable interest entity in the TOB Trusts.

In determining the primary beneficiary of the M31 and M24 TEBS Trusts and TOB Trusts, the Partnership considered the activities of each of the VIEs which most significantly impact the VIE’s economic performance, who has the power to control such activities, the risks which the entity was designed to create, the variability associated with those risks and the interests which absorb such variability. The Partnership has retained the right, pursuant to the M31 and M24 TEBS Financing agreements, to either substitute or reacquire some or all of the securitized bonds at various future dates and under various circumstances. As a result, the Partnership determined it had retained a controlling financial interest in the M31 and M24 TEBS Trusts because such actions effectively provide the Partnership with the ability to control decisions pertaining to the VIE’s management of interest rate and credit risk. While in the M31 and M24 TEBS Trusts, the bond assets may only be used to settle obligations of the trusts and the liabilities of the trusts do not provide the Class A certificate holders with recourse to the general credit of the Partnership.

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

It was determined that the Partnership met both of the primary beneficiary criteria and was the most closely associated with the VIE and, therefore, was determined to be the primary beneficiary under these financing arrangements. Given these accounting determinations, the M31 and M24 TEBS Financing facilities and the associated M31 and M24 TEBS Trusts are presented as secured financing within the consolidated financial statements. The TOB Financings and associated TOB trusts are also presented as a secured financing within the consolidated financial statements.

Variable Interest Entities (“VIEs”)
The Partnership invests in mortgage revenue bonds which have been issued to provide construction and/or permanent financing of Residential Properties. The Partnership generally owns 100% of these bonds and each bond is secured by a first mortgage on the property. The Partnership has also made taxable property loans to the property owners in certain cases which are secured by second mortgages on these properties. Although each multifamily and student housing property financed with mortgage revenue bonds held by the Partnership is owned by a separate entity in which the Partnership has no equity ownership interest, the debt financing provided by the Partnership creates a variable interest in these ownership entities that may require the Partnership to report the assets, liabilities and results of operations of these entities on a consolidated basis under GAAP.

Under the consolidation accounting guidance (effective January 1, 2010), the Partnership must make an evaluation of these entities to determine if they meet the definition of a VIE. Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack:

i.	the ability to make decisions about an entity’s activities through voting or similar rights;

ii.	the obligation to absorb the expected loss of the entity; or

iii.	the right to receive the expected residual returns of the entity;
or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of an investor that has disproportionately few voting rights.

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

Under consolidation guidance, the Partnership must make an evaluation of entities which are secured by the mortgage revenue bonds owned by the Partnership to determine if they meet the definition of a VIE. In December 2013, the ownership of Lake Forest became a not-for-profit entity, which created a re-consideration event and resulted in Lake Forest no longer being reported as a Consolidated VIE beginning December 1, 2013. No changes in the VIEs have occurred subsequent to that date. At December 31, 2013, the Partnership determined it is the primary beneficiary of two of the VIEs, Bent Tree, and Fairmont Oaks, and has continued to consolidate these entities.  At December 31, 2014, the Partnership held multiple mortgage revenue bonds which were purchased after January 1, 2010; the evaluation of these entities did not result in required consolidation.

The Partnership does not hold an equity interest in these VIEs and, therefore, the assets of the VIEs cannot be used to settle the general commitments of the Partnership and the Partnership is not responsible for the commitments and liabilities of the VIEs. The primary risks to the Partnership associated with these VIEs relate to the entities’ ability to meet debt service obligations to the Partnership and the valuation of the underlying multifamily property which serves as bond collateral.

Investments in Mortgage Revenue Bonds and Property Loans
Valuation - As all of the Company’s investments in mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  The Company generally owns 100% of each of these bonds.  There is no active trading market for the bonds and price quotes for the bonds are not available.  As a result, the Company bases its estimate of fair value of the mortgage revenue bonds using discounted cash flow and yield to maturity analysis performed by management. This calculation methodology encompasses judgment in its application.  If available, management may also consider price quotes on similar bonds or other information from external sources, such as pricing services or broker quotes.  Pricing services, broker quotes and management’s analysis provide indicative pricing only.

As of December 31, 2014, all of the Company’s mortgage revenue bonds were valued using discounted cash flow and yield to maturity analyses performed by management.  Management’s valuation encompasses judgment in its application.  The key assumption in management’s yield to maturity analysis is the range of effective yields on the individual bonds. At December 31, 2014, the range of effective yields on the individual bonds was 4.7% to 8.3% per annum.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these bonds.  Assuming an immediate ten percent adverse change in the key assumption, the effective yields on the individual bonds would increase to a range of 5.1% to 9.1% per annum and would result in additional unrealized losses on the bond portfolio of approximately $26.2 million. This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.

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

While the Company evaluates all available information, it focuses specifically on whether it has the intent to sell the securities prior to the time that their value recovers or until maturity, whether it is likely that the Company will be required to sell the securities before a recovery in value and whether the Company expects to recover the securities’ entire amortized cost basis.  The ability to recover the securities’ entire amortized cost basis is based on the likelihood of the issuer being able to make required principal and interest payments on the security.  The primary source of repayment of the amortized cost is the cash flows produced by the property which serves as the collateral for the bonds.  The Company utilizes a discounted cash flow model for the underlying property and compares the results of the model to the amortized cost basis of the bond.  The model reflects the cash flows expected to be generated by the underlying property over a ten year period, including an assumed property sale at the end of year ten, discounted using the effective interest rate on the bond in accordance with the accounting guidance on other than temporary impairment of debt securities.  The inputs to these models require management to make numerous subjective assumptions, the most significant of which include:

•
Revenue and expense projections for the property operations, which result in the estimated net operating income generated over the ten year holding period assumed in the model.  Base year (model year one) assumptions are based on historical financial results and operating budget information.  Base year assumptions are then adjusted for expected changes in occupancy, rental rates and expenses, and

•
The capitalization rate utilized to estimate the sales proceeds from an assumed property sale in year ten of the model.  The capitalization rate used in the current year models ranged between 4.3% and 7.5% which the Partnership believes represents a reasonable range given the current market for multifamily and student housing properties.

The revenue, expense and resulting net operating income projections which are the basis for the discounted cash flow model are based on judgment.  Operating results from a multifamily, student, or senior citizen residential property depend on the rental and occupancy rates of the property and the level of operating expenses.  Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located.  Net operating income from the commercial property depends on the number of cancer patients which utilize the cancer therapy center and the ability to hire and retain key employees to provide the related cancer treatment. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans.  In addition, factors such as government regulation, inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

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

Evaluation of property loans for potential losses - In addition to the mortgage revenue bonds held by the Company, loans have been made to the owners of some of the properties which secure the bonds.  All of these loans are made on a non-recourse basis. As a result, the repayment of these loans depend on the cash flows generated by the underlying property.  The Company periodically evaluates these loans for potential losses by utilizing the practical expedient method allowed for in the guidance for measuring impairment on a collateral dependent loan.  The Company estimates the fair value of the property and compares the fair value to the outstanding mortgage revenue bonds plus any property loans.  The Company utilizes the discounted cash flow model discussed above except that in estimating a property’s fair value we evaluate a number of different discounted cash flow models that contain varying assumptions.  The various models may assume multiple revenue and expense scenarios, various capitalization rates and multiple discount rates.  We may also consider other information such as independent appraisals in estimating a property’s fair value.

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

Investment in PHC Certificates
Valuation - As all of the Company’s investments in PHC Certificates are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values. Due to the limited market for the PHC Certificates, these estimates of fair value do not necessarily represent what the Company would actually receive for the sale of the PHC certificates. The estimates of the fair values of these PHC certificates are based on a yield to maturity analysis which begins with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts adjusted largely for unobservable inputs the General Partner believes would be used by market participants. Management’s valuation encompasses judgment in its application and pricing as determined by pricing services, when available, is compared to Management’s estimates. The PHC Certificates are AA and BBB rated by S&P. At December 31, 2014, the range of effective yields on the individual PHC certificates was 4.2% to 5.4% per annum.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these PHC certificates which is the yield for a new issuance of a similarly structured security.  Assuming a ten percent adverse change in this key assumption, the effective yields on the individual PHC certificates would increase to a range of 4.7% to 6.0% per annum and would result in additional unrealized losses on the PHC Certificates of approximately $2.3 million. This sensitivity analysis is hypothetical and is as of a specific point in time. The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.

The Company periodically reviews each class of PHC Certificates for impairment. The Company evaluates whether a decline in the fair value of a PHC Certificate below its amortized cost is other-than-temporary based on a number of factors including:

•	The duration and severity of the decline in fair value,

•	The Company’s intent to hold and the likelihood of it being required to sell the security before its value recovers,

•	Downgrade in the security’s rating by S&P,

•	Volatility of the fair value of the security,

•
A decrease in the ratio of annual appropriations received by the Public Housing Authority from the HUD Capital Fund Program compared to the required principal and interest payments due on the loans payable by the Public Housing Authority to the three separate TOB Trusts with DB (“PHC Trusts”).

Investment in Mortgage-Backed Securities
Valuation - The Company values each MBS security based upon prices obtained from a third party pricing service, which are indicative of market activity. The valuation methodology of the Company’s third party pricing service incorporates commonly used market pricing methods, incorporates trading activity observed in the market place, and other data inputs. The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; geography; and prepayment speeds. Management analyzes pricing data received from the third party pricing service by comparing it to valuation information obtained from at least one other third party pricing service and ensuring they are within a tolerable range of difference which the Company estimates as 7.5%. Management also looks at observations of trading activity in the market place when available. At December 31, 2014, the range of effective yields on the individual MBS was 3.7% to 5.2% per annum.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of the MBS which is the effective yield on new issuances of similarly rated MBS.  Assuming a ten percent adverse change in that key assumption, the effective yields on the MBS would increase to a range of 4.1% to 5.8% per annum and would result in additional unrealized losses on the bond portfolio of approximately $806,000.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.

The Company periodically reviews each MBS security for impairment. The Company evaluates whether a decline in the fair value of an MBS below its amortized cost is other-than temporary based on a number of factors including the duration and severity of the decline in fair value and the Company’s intent and ability to hold the security until its value recovers. Each MBS security has been rated either “AAA” or “AA” by either S&P or Moody’s. A downgrade in rating for and MBS or new issuances of similar MBS with ratings by S&P or Moody’s below the “A” rating would be a factor in concluding that an impairment is other than temporary.

Revenue recognition - mortgage revenue bonds - Interest on the Partnership’s mortgage revenue bonds is payable solely from the net cash flow of the underlying properties and reserve funds, if any, set aside pursuant to the bond documents. These bonds are not the obligations of the state or local housing authorities that issued them and are not backed by any taxing authority. Base interest income on fully performing mortgage revenue bonds is recognized as it is earned. Base interest income on mortgage revenue bonds not fully performing is recognized as it is received. Past due base interest on mortgage revenue bonds, which are or were previously not fully performing, is recognized as it is earned. The Partnership reinstates the accrual of base interest once the mortgage revenue bond’s ability to perform is adequately demonstrated. Contingent interest income, which is only received by the Partnership if the property financed by a mortgage revenue bond that contains a contingent interest provision generates excess available cash flow as set forth in each bond, is recognized when realized or realizable.

Revenue recognition - investments in real estate, MBS, and PHC Certificates - The Partnership’s Consolidated VIEs and the MF Properties (see Note 8 to the Company’s consolidated financial statements) are lessors of multifamily rental units under leases with terms of one year or less. Rental revenue is recognized, net of rental concessions, on a straight-line method over the related lease term.

Interest income on the MBS and PHC Certificates is recognized as it is earned.

Derivative Instruments and Hedging Activities
The Partnership’s investments in interest rate derivative agreements are accounted for under the guidance that establishes accounting and reporting standards for derivative financial instruments, including certain derivative financial instruments embedded in other contracts, and for hedging activity. The guidance requires the Partnership to recognize all derivatives as either assets or liabilities in its financial statements and record these instruments at their fair values. In order to achieve hedge accounting treatment, derivative instruments must be appropriately designated, documented and prove to be effective as a hedge.  The Partnership did not designate its current derivatives as qualifying hedges.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership’s primary market risk exposures are interest rate risk and credit risk. The Partnership’s exposure to market risks relates primarily to its investments in mortgage revenue bonds, PHC Certificates, MBS, and its debt financing.

The fair value of the Partnership’s mortgage revenue bonds, PHC Certificates, and MBS are also directly impacted by changes in market interest rates.  An increase in rates will cause the fair value of these investments to decrease.  Although changes in the fair value of the assets do not impact earnings or cash flow, they affect total partners’ capital and book value per unit.  In addition, if the fair value of the mortgage revenue bonds, PHC Certificates, and MBS decreases, the Partnership may need to provide additional collateral for its debt financing secured by these assets.

The Partnership bases the fair value of the mortgage revenue bonds and PHC Certificates, which have a limited market, on a discounted cash flow or yield to maturity analysis performed by the General Partner. This calculation methodology encompasses judgment in its application.  If available, the General Partner may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  As of December 31, 2014, all of the Partnership ‘s mortgage revenue bonds were valued using management’s discounted cash flow or yield to maturity analyses.  The PHC Certificates were valued using management’s yield to maturity analyses and the mortgage-backed securities were priced using third-party pricing services. Pricing services, broker quotes, and management’s analyses provide indicative pricing only.  Due to the limited market for the mortgage revenue bonds and PHC Certificates, these estimates of fair value do not necessarily represent what the Partnership would actually receive in a sale of the bonds and the PHC Certificates.

If uncertainties in the credit and capital markets continue, the markets deteriorate further, or the Partnership experiences deterioration in the values of its investment portfolio, the Partnership may incur impairments to its investment portfolio which could negatively impact the Partnership ‘s financial condition, cash flows, and reported earnings.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Partnership’s control.  The nature of the Partnership’s mortgage revenue bonds, PHC Certificates, MBS, and the debt financing used to finance these assets exposes the Partnership to financial risk due to fluctuations in market interest rates.  The mortgage revenue bonds, PHC Certificates, and MBS all bear base interest at fixed rates. The mortgage revenue bonds may additionally pay contingent interest which fluctuates based upon the cash flows of the underlying property.  As of December 31, 2014, the weighted average base rate of the mortgage revenue bonds reported in the consolidated financial statements was approximately 6.0% per annum, the weighted average base rate of the PHC Trust Certificates was approximately 5.0% per annum and the weighted average coupon rate of the MBS was approximately 5.0% per annum.

At December 31, 2014, the Partnership has approximately $94.7 million borrowed under the M31 TEBS Financing agreement and approximately $74.4 million M24 TEBS Financing agreement that provides for interest at a floating rate equal to weekly SIFMA plus 142 basis points and 190 basis points, respectively. As a result, the Partnership’s cost of borrowing fluctuates with the weekly SIFMA.  The effective interest rate for these credit facilities as of December 31, 2014 was approximately 1.5% per annum and approximately 2.0% per annum, respectively. If the average SIFMA Index Rate, including fees, had increased or decreased by 100 basis points for the year ended December 31, 2014, the interest expense payments on this variable-rate debt financing would have increased or decreased by approximately $1.7 million.

At December 31, 2014, the Partnership has approximately $174.3 million in TOB facilities that provide for interest at floating rates based on weekly SIFMA plus a fee stack. As a result, the Partnership’s cost of borrowing fluctuates with the weekly SIFMA.  The effective interest rate for the TOB facilities as of December 31, 2014 was approximately 3.3% per annum. If the average SIFMA Index Rate, including fees, had increased or decreased by 100 basis points for the year ended December 31, 2014, the interest expense payments on this variable-rate debt financing would have increased or decreased by approximately $1.9 million.

The interest rate of the mortgage financing on the MF Properties fluctuates based on the LIBOR.  Accordingly, the cost of borrowing on the debt will increase as the LIBOR increases.  As of December 31, 2014, the outstanding balance of the mortgage financing of the MF Properties was $76.7 million.  The weighted average effective interest rate for 2014 on the debt outstanding as of December 31, 2014 was approximately 3.9% per annum.  If the average LIBOR Rate, including fees, had increased or decreased by 100 basis points for the year ended December 31, 2014, the interest expense payments on this variable-rate debt financing would have increased or decreased by approximately $767,000.

The Partnership is managing its interest rate risk on its debt financing by entering into interest rate cap agreements that cap the amount of interest expense it could pay on its floating rate debt financing as follows:

In July 2014, to mitigate its exposure to interest rate fluctuations on the variable rate M31 TEBS Financing, the Company entered into interest rate cap agreements with Barclays Bank PLC, the Royal Bank of Canada, and Sumitomo Mitsui Banking Corporation, each in an initial notional amount of approximately $31.6 million, which effectively limits the interest payable by the Company on the Class A M31 TEBS Certificates to a fixed rate of 3.0% per annum on the combined notional amounts of the interest rate cap agreements through August 15, 2019. The interest rate cap plus the Facility Fees payable to Freddie Mac result in a maximum potential cost of borrowing on the M31 TEBS Financing facility of 4.4% per annum.

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

In September 2010, the Company entered into interest rate cap agreements in connection with M24 TEBS Financing with Barclays Bank PLC, Bank of New York Mellon and Royal Bank of Canada, each in an initial notional amount of approximately $31.9 million which effectively limits the interest payable by the Company on the M24 TEBS Financing facility to a fixed rate of 3.0% per annum on the combined notional amounts of the interest rate cap agreements through August 2017. The interest rate cap plus the Facility Fees payable to Freddie Mac result in a maximum potential cost of borrowing on the M24 TEBS Financing facility of 4.9% per annum.

The following table sets forth certain information regarding the Partnership’s interest rate cap agreements at December 31, 2014:

		Effective	Maturity	Purchase
Date Purchased	Notional Amount	Capped Rate	Date	Price	Counterparty

September 2, 2010	$31,936,667	3.0%	September 1, 2017	$921,000	Bank of New York Mellon

September 2, 2010	$31,936,667	3.0%	September 1, 2017	$845,600	Barclays Bank PLC

September 2, 2010	$31,936,667	3.0%	September 1, 2017	$928,000	Royal Bank of Canada

August 15, 2013	$93,305,000	1.5%	September 1, 2017	$793,000	Deutsche Bank AG

February 18, 2014	$41,250,000	1.0%	March 1, 2017	$230,500	SMBC Capital Markets, Inc

February 18, 2014	$28,750,000	1.0%	March 1, 2017	$161,000	SMBC Capital Markets, Inc

July 10, 2014	$31,565,000	3.0%	August 15, 2019	$315,200	Barclays Bank PLC

July 10, 2014	$31,565,000	3.0%	August 15, 2019	$343,000	Royal Bank of Canada

July 10, 2014	$31,565,000	3.0%	August 15, 2019	$333,200	SMBC Capital Markets, Inc
These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. Interest rate derivative expense, which is the result of marking the interest rate derivative agreements to fair value, resulted in an increase of approximately $2.0 million in interest expense for the year ended December 31, 2014, as compared to an increase of approximately $284,000 in interest expense for the year ended December 31, 2013. These interest rate derivatives are presented on the balance sheet in Other Assets.  The carrying value of these derivatives was approximately $268,000 and $888,000 million as of December 31, 2014 and 2013, respectively.

Credit Risk

The Partnership’s primary credit risk is the risk of default on its portfolio of mortgage revenue bonds and taxable property loans collateralized by the Residential Properties. The mortgage revenue bonds are not direct obligations of the governmental authorities that issued the bonds and are not guaranteed by such authorities or any insurer or other party. In addition, the mortgage revenue bonds and the associated taxable property loans are non-recourse obligations of the property owner. As a result, the sole source of principal and interest payments (including both base and contingent interest) on the mortgage revenue bonds and the taxable property loans is the net rental revenues generated by these properties or the net proceeds from the sale of these properties.

If a property is unable to sustain net rental revenues at a level necessary to pay current debt service obligations on the Partnership’s mortgage revenue bond or taxable property loan on such property, a default may occur. A property’s ability to generate net rental income is subject to a wide variety of factors, including rental and occupancy rates of the property and the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, multifamily residential properties in the market area in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and the affordability of single-family homes. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems, and natural disasters can affect the economic operations of a multifamily residential property.

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

The Partnership’s primary method of managing the credit risks associated with its mortgage revenue bonds and taxable property loans is to perform a complete due diligence and underwriting process of the properties securing these mortgage revenue bonds and loans and to carefully monitor the performance of such property on a continuous basis. The Company’s primary method of managing the credit risk associated with the PHC Certificates is to monitor the rating report issued at least annually by a rating agency for each of three PHC Certificates.

As the above information incorporates only those material positions or exposures that existed as of December 31, 2014, it does not consider those exposures or positions that could arise after that date. The ultimate economic impact of these market risks on the Partnership will depend on the exposures that arise during the period, the Partnership’s risk mitigating strategies at that time and overall business and economic environment.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Partners of
America First Multifamily Investors, L.P.
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of America First Multifamily Investors, L.P. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of America First Multifamily Investors, L.P. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 5, 6 and 9, the consolidated financial statements include total investments valued at approximately $521,000,000 (70% of total assets) and $351,500,000 (66% of total assets) as of December 31, 2014 and 2013, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values. At December 31, 2014 and 2013, management’s estimates were based on discounted cash flows or yield to maturity analyses performed by management.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2015, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE
March 5, 2015
Omaha, Nebraska

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$49,193,343	$11,318,015
Restricted cash (Note 2)	11,685,729	6,845,543
Interest receivable	4,121,486	3,342,038
Mortgage revenue bonds held in trust, at fair value (Notes 5 & 11)	378,423,092	216,371,801
Mortgage revenue bonds, at fair value (Note 5)	70,601,045	68,946,370
Public housing capital fund trusts, at fair value (Note 6)	61,263,123	62,056,379
Mortgage-backed securities, at fair value (Note 7)	14,841,558	37,845,661
Real estate assets: (Note 8)
Land and land improvements	15,589,893	11,081,992
Buildings and improvements	131,910,221	111,195,695
Real estate assets before accumulated depreciation	147,500,114	122,277,687
Accumulated depreciation	(24,691,800)	(19,128,753)
Net real estate assets	122,808,314	103,148,934
Other assets (Note 9)	31,301,527	24,358,291
Total Assets	$744,239,217	$534,233,032

Liabilities
Accounts payable, accrued expenses and other liabilities	$4,627,089	$5,450,694
Distribution payable	7,617,390	6,446,076
Debt financing (Note 11)	345,359,000	257,274,000
Mortgages payable (Note 12)	76,707,834	57,087,320
Bond purchase commitment - fair market value adjustment (Notes 5 & 17)	—	4,852,177
Total Liabilities	434,311,313	331,110,267

Commitments and Contingencies (Note 17)

Partners’ Capital
General partner (Note 2)	578,238	16,671
Beneficial Unit Certificate holders	330,457,117	223,573,312
Unallocated deficit of Consolidated VIEs	(21,091,456)	(20,455,896)
Total Partners’ Capital	309,943,899	203,134,087
Noncontrolling interest (Note 8)	(15,995)	(11,322)
Total Capital	309,927,904	203,122,765
Total Liabilities and Partners’ Capital	$744,239,217	$534,233,032

The accompanying notes are an integral part of the consolidated financial statements.

    AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013	2012
Revenues:
Property revenues	$17,431,252	$16,110,740	$12,654,530
Investment income	26,606,234	22,651,622	11,078,467
Contingent interest income	40,000	6,497,160	—
Other interest income	856,217	1,772,338	150,882
Gain on mortgage revenue bonds - sale and redemption	3,701,772	—	680,444
Other income	188,000	250,000	555,328
Total Revenues	48,823,475	47,281,860	25,119,651
Expenses:
Real estate operating (exclusive of items shown below)	9,751,873	9,574,822	7,877,931
Realized loss on taxable property loan	—	4,557,741	—
Provision for loan loss	75,000	168,000	—
Provision for loss on receivables	—	241,698	452,700
Depreciation and amortization	7,021,557	6,732,580	4,982,030
Interest	11,398,649	7,235,336	5,530,995
General and administrative	5,547,208	4,237,245	3,512,233
Total expenses	33,794,287	32,747,422	22,355,889
Income from continuing operations	15,029,188	14,534,438	2,763,762
Income from discontinued operations (including gain on sale of MF Properties of $3,177,183 and $1,406,608 in 2013 and 2012, respectively)	—	3,442,404	2,232,276
Net income	15,029,188	17,976,842	4,996,038
Net (loss) income attributable to noncontrolling interest	(4,673)	261,923	549,194
Net income - America First Multifamily Investors, L.P.	$15,033,861	$17,714,919	$4,446,844

Net income (loss) allocated to:
General Partner	$1,056,316	$1,416,296	$691,312
Limited Partners - Unitholders	14,613,105	17,414,885	5,278,378
Unallocated loss of Consolidated Property VIEs	(635,560)	(1,116,262)	(1,522,846)
Noncontrolling interest	(4,673)	261,923	549,194
	$15,029,188	$17,976,842	$4,996,038

Unitholders' interest in net income per unit (basic and diluted):
Income from continuing operations	$0.25	$0.32	$0.09
Income from discontinued operations	—	0.08	0.05
Net income, basic and diluted, per unit	$0.25	$0.40	$0.14

Weighted average number of units outstanding, basic and diluted	59,431,010	43,453,476	37,367,600

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2014	2013	2012
Net income	$15,029,188	$17,976,842	$4,996,038
Unrealized gain (loss) on securities arising during the period	62,852,308	(27,062,400)	7,065,487
Net realized gain on mortgage revenue bonds - sale and redemption included in earnings during the period	(1,658,166)	—	—
Unrealized gain (loss) on mortgage revenue bond purchase commitments	10,632,590	(4,852,177)	—
Comprehensive income (loss) - America First Multifamily Investors, L.P.	$86,855,920	$(13,937,735)	$12,061,525

Comprehensive income (loss) allocated to:
General Partner	$1,774,583	$1,097,150	$761,967
Limited Partners - Unitholders	85,721,570	(14,180,546)	12,273,210
Unallocated loss of Consolidated Property VIEs	(635,560)	(1,116,262)	(1,522,846)
Noncontrolling interest	(4,673)	261,923	549,194
Comprehensive income (loss) - America First Multifamily Investors, L.P.	$86,855,920	$(13,937,735)	$12,061,525

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

	General Partner		Beneficial Unit Certificate Holders	Unallocated Deficit of Variable Interest Entities	Non-controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)

		# of Units
Balance at January 1, 2012	$(354,006)	30,122,928	$154,911,228	$(23,512,962)	$544,785	$131,589,045	$95,894
Sale of Beneficial Unit Certificates		12,650,000	60,003,863	—	—	60,003,863	—
Noncontrolling interest contribution	—		—	—	959,760	959,760	—
Distributions paid or accrued:
Regular distribution	(180,115)		(17,831,417)	—	—	(18,011,532)	—
Distribution of Tier 2 earnings (Note 3)	(657,933)		(1,973,797)	—	—	(2,631,730)	—
Net income (loss)	691,312		5,278,378	(1,522,846)	549,194	4,996,038	—
Unrealized gain on securities	70,655		6,994,832	—	—	7,065,487	7,065,487
Balance at December 31, 2012	(430,087)	42,772,928	207,383,087	(25,035,808)	2,053,739	183,970,931	7,161,381
Sale of Beneficial Unit Certificates		8,280,000	48,213,603	—	—	48,213,603
Deconsolidation of Ohio Properties (Note 10)	14,064		1,392,303	—	(1,012,966)	393,401	1,406,367
Deconsolidation of Greens Property (Note 10)	—		—	—	(1,314,018)	(1,314,018)	—
Deconsolidation of VIEs (Note 4)	(2,104)		(208,267)	5,696,174	—	5,485,803	(210,370)
Sale of mortgage revenue bond	(6,518)		(645,331)	—	—	(651,849)	(651,849)
Bond foreclosure (Note 5)	40,807		4,039,927	—	—	4,080,734	4,080,734
Distributions paid or accrued:
Regular distribution	(211,786)		(20,966,900)	—	—	(21,178,686)	—
Distribution of Tier 2 earnings (Note 3)	(484,855)		(1,454,564)	—	—	(1,939,419)	—
Net income (loss)	1,416,296		17,414,885	(1,116,262)	261,923	17,976,842	—
Unrealized loss on securities	(270,624)		(26,791,776)	—	—	(27,062,400)	(27,062,400)
Unrealized loss on bond purchase commitment	(48,522)		(4,803,655)	—	—	(4,852,177)	(4,852,177)
Balance at December 31, 2013	16,671	51,052,928	223,573,312	(20,455,896)	(11,322)	203,122,765	(20,128,314)
Sale of beneficial unit certificates	—	9,200,000	51,288,699	—	—	51,288,699	—
Mortgage revenue bond redemptions	(24,137)		(2,389,576)	—	—	(2,413,713)	(2,413,713)
Sale of MBS	7,555		747,992	—	—	755,547	755,547
Distributions paid or accrued:
Regular distribution	(275,910)		(27,315,146)	—	—	(27,591,056)	—
Distribution of Tier 2 earnings (Note 3)	(937,106)		(2,811,318)	—	—	(3,748,424)	—
Net income (loss)	1,056,316		14,613,105	(635,560)	(4,673)	15,029,188	—
Unrealized gain on securities	628,523		62,223,785	—	—	62,852,308	62,852,308
Unrealized gain on bond purchase commitments	106,326		10,526,264	—	—	10,632,590	10,632,590
Balance at December 31, 2014	$578,238	60,252,928	$330,457,117	$(21,091,456)	$(15,995)	$309,927,904	$51,698,418

 The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended,
	2014	2013	2012
Cash flows from operating activities:
Net income	$15,029,188	$17,976,842	$4,996,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	7,021,557	6,742,439	6,386,788
Provision for loan loss	75,000	168,000	—
Non-cash loss on derivatives	1,282,369	283,610	944,541
Bond premium/discount amortization	(181,208)	(332,003)	(399,824)
Gain on mortgage revenue bonds - sale and redemption	(3,701,772)	—	(680,444)
Provision for loss on receivables	—	241,698	452,700
Gain on the sale of discontinued operations	—	(3,177,183)	(1,406,608)
Contingent interest realized from Ashley Square in 2014 and upon the sale of the Iona Lakes mortgage revenue bond in 2013	(40,000)	(6,497,160)	—
Realized loss on taxable property loan	—	4,557,741	—
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(1,074,623)	(2,464,062)	(1,090,236)
Increase in other assets	(24,276)	(2,257,600)	(1,506,445)
Decrease in accounts payable and accrued expenses	(942,064)	(1,009,598)	(214,420)
Net cash provided by operating activities	17,444,171	14,232,724	7,482,090
Cash flows from investing activities:
Capital expenditures	(23,798,209)	(13,007,148)	(8,029,349)
Acquisition of mortgage revenue bonds	(142,794,827)	(148,624,000)	(28,561,857)
Proceeds from the mortgage revenue bonds and MBS - sale and redemptions	60,398,010	21,935,343	31,872,522
Restricted cash - debt collateral released (paid)	1,699,973	(3,992,848)	7,247,341
Restricted cash - M31 TEBS Financing facility	(6,252,027)	—	—
Principal payments received on mortgage revenue bonds	7,214,136	2,764,286	970,298
Principal payments received on taxable loans	145,000	—	160,000
(Increase) decrease in restricted cash	(475,208)	94,423	(70,320)
Assets purchased - held for sale	—	(1,090,000)	—
Purchase of interest rate derivative	(1,382,900)	(793,000)	—
Net increase in notes receivable	(641,588)	(1,603,083)	(191,264)
Proceeds from the sale of discontinued operations	—	22,610,000	10,825,000
Investment in bonds due to the sale recognition of discontinued operations	—	(27,778,000)	—
Cash received from taxable property loans receivable - Ohio Properties	—	4,064,089	—
Change in restricted cash - Greens Property sale	—	2,546,363	(2,459,187)
Acquisition of mortgage-backed securities	—	(12,629,888)	(37,573,386)
Acquisition of taxable bonds	—	(2,918,000)	—
Acquisition of partnerships, net of cash acquired	—	—	(5,500,000)
Acquisition of public housing capital fund trust certificates	—	—	(65,985,913)
Net cash used in investing activities	(105,887,640)	(158,421,463)	(97,296,115)

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the years ended,
	2014	2013	2012
Cash flows from financing activities:
Distributions paid	(30,168,167)	(22,238,937)	(18,987,693)
Proceeds from the sale of beneficial unit certificates	54,740,000	51,750,000	64,009,000
Payment of offering costs related to the sale of beneficial unit certificates	(3,451,301)	(3,536,397)	(4,005,137)
Proceeds from debt financing	186,815,000	81,490,000	74,110,000
Principal borrowings on mortgages payable	22,622,552	20,697,452	3,769,014
Principal payments on debt financing	(98,730,000)	(2,164,000)	(8,835,000)
Principal payments on mortgages payable	(3,056,763)	(372,856)	(10,893,390)
Principal borrowing on line of credit	—	16,065,900	—
Principal payments on line of credit	—	(16,065,900)	—
Increase (decrease) in liabilities related to restricted cash	475,208	(94,423)	70,320
Debt financing costs	(2,927,732)	(355,585)	(264,763)
Sale of LP interests	—	—	959,761
Net cash provided by financing activities	126,318,797	125,175,254	99,932,112
Net increase (decrease) in cash and cash equivalents	37,875,328	(19,013,485)	10,118,087
Cash and cash equivalents at beginning of period, including cash and cash equivalents of discontinued operations of $0, $158,727, and $126,572, respectively	11,318,015	30,331,500	20,213,413
Cash and cash equivalents at end of period, including cash and cash equivalents of discontinued operations of $0, $0, and $158,727, respectively	$49,193,343	$11,318,015	$30,331,500

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,112,063	$6,621,251	$4,437,961
Distributions declared but not paid	$7,617,390	$6,446,077	$5,566,908
Supplemental disclosure of non cash activities:
Capital expenditures financed through accounts and notes payable	$137,759	$1,758,297	$2,584,417
Conversion of Woodland Park mortgage revenue bond to MF Property (Notes 2, 5, and 8)	$—	$15,662,000	$—
Restricted cash released to pay down mortgages payable	$—	$2,356,640	$—
Deconsolidation of the discontinued operations - noncontrolling interest (Note 10)	$—	$2,326,984	$—
Recognition of taxable property loans receivable - discontinued operations (Note 10)	$—	$2,086,236	$—
Cash received for the sale of the MF Properties eliminated in consolidation	$—	$—	$7,265,000
Cash paid for purchase of mortgage revenue bond eliminated in consolidation	$—	$—	$(9,465,000)
Cash paid for taxable property loan eliminated in consolidation	$—	$—	$(850,000)
 The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

1.  Organization

America First Multifamily Investors, L.P. (the “Partnership”) was formed on April 2, 1998, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, holding, selling and otherwise dealing with a portfolio of mortgage revenue bonds which have been issued to provide construction and/or permanent financing for affordable multifamily and student housing (collectively “Residential Properties”) and commercial properties. The Partnership expects and believes the interest earned on these bonds is excludable from gross income for federal income tax purposes.  As a result, most of the income earned by the Partnership is exempt from federal income taxes.  Our general partner is America First Capital Associates Limited Partnership Two (“AFCA 2” or “General Partner”).  The Partnership will terminate on December 31, 2050, unless terminated earlier under provisions of its Agreement of Limited Partnership.

2.  Summary of Significant Accounting Policies

Principles of Consolidation
The “Company” refers to the Partnership and the consolidated VIEs (defined below). The consolidated financial statements of the Company reported in this Form 10-K include the financial position and results of operations of the Partnership, the MF Properties owned by various limited partnerships in which one of the Partnership’s wholly-owned subsidiaries (each a “Holding Company”) holds a 99% limited partner interest, two entities in which the Partnership does not hold an ownership interest but which own multifamily properties financed with mortgage revenue bonds held by the Partnership and which are treated as variable interest entities (“VIEs”) of which the Partnership has been determined to be the primary beneficiary (the “Consolidated VIEs”). The Consolidated Subsidiaries of the Partnership consist of:

•
ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created to hold mortgage revenue bonds in order to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing (“M24 TEBS Financing”) with Freddie Mac (Note 11).

•
ATAX TEBS II, LLC, a special purpose entity owned and controlled by the Partnership, created in 2014 to hold mortgage revenue bonds in order to facilitate the second TEBS financing (“M31 TEBS Financing”) with Freddie Mac (Note 11).

•	Nine multifamily residential properties, including multifamily, student, and senior citizen housing (“MF Properties”) which are either wholly or majority owned by subsidiaries of the Partnership.

Under the consolidation guidance, the Partnership must make an evaluation of the entities which own the Residential Properties and commercial property financed with mortgage revenue bonds it holds to determine if these entities meet the definition of a VIE. Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.

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

The General Partner does not believe that the consolidation of the VIEs for reporting under generally accepted accounting principles in the United States of America (“GAAP”) impacts the Partnership’s tax status, amounts reported to Beneficial Unit Certificate (“BUC”) holders on IRS Form K-1, the Partnership’s ability to distribute income to unitholders which it believes to be tax-exempt, the current level of quarterly distributions or the tax-exempt status of the underlying mortgage revenue bonds.

Acquisition Accounting
Pursuant to the guidance on acquisition accounting, the Company allocates the contractual purchase price of a property acquired to the land, building, and leases in existence as of the date of acquisition based on their relative fair values.  The building is valued as if vacant. The estimated valuation of in-place leases is calculated by applying a risk-adjusted discount rate to the projected cash flow deficit at each property during an assumed lease-up period for these properties. This allocated cost is amortized over the average remaining term of the leases and is included in the statement of operations under depreciation and amortization expense. The acquisition related costs to acquire a property are expensed as incurred.

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

Restricted Cash
Restricted cash, which is legally restricted to use, is comprised of resident security deposits, required maintenance reserves, escrowed funds, restricted compensating balances, and property rehabilitation.  At December 31, 2014, certain of our credit facilities require restricted cash balances as additional collateral. Specifically, the 2014 and 2010 tax exempt bond securitization (“TEBS”) financing facilities, discussed below, required approximately $7.3 million, the three tender option bonds (“TOB”) trusts (“TOB Trusts”) secured by the Public Housing Capital Fund Trust Certificates (“PHC Certificates”) financing facilities (“PHC TOB Trusts”) required approximately $400,000, and the TOB Trusts secured by mortgage backed securities (“MBS”) financing facilities (“MBS TOB Trusts”) required approximately $2.1 million held in restricted cash.

Interest Receivable
Subsequent to the issuance of the Company’s financial statements on Form 10-K for the period ended December 31, 2013, certain amounts included in the Consolidated Balance Sheet have been restated to correct an error related to the presentation of interest receivable on taxable loans.  Such correction recorded the loan loss reserve related to interest receivable against the interest receivable line of the consolidated balance sheet rather than against the other assets line, which includes the principle amount of taxable loans.   This correction resulted in a decrease in interest receivable and an increase in other assets of approximately $6.2 million.  This correction did not have an impact on total assets as reported in the Consolidated Balance Sheets and did not have an impact on the Consolidated Statements of Operations for all periods presented. The statement of cash flows has also been restated to reflect this adjustment for all periods presented.
Investment in Mortgage Revenue Bonds and Other Mortgage Revenue Bonds
The Company accounts for its investments in mortgage revenue bonds and other mortgage revenue bonds under the guidance for accounting for certain investments in debt and equity securities. The guidance requires investments in securities to be classified as one of the following: 1) held-to-maturity, 2) available-for-sale, or 3) trading securities. All of the Company’s investments in mortgage revenue bonds and other mortgage revenue bonds are classified as available-for-sale, and are reported at estimated fair value with the net unrealized gains or losses reflected in other comprehensive income. Unrealized gains and losses do not affect the cash flow of the bonds, distributions to unitholders, or the characterization of the interest income of the financial obligation of the underlying collateral.

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

While the Company evaluates all available information, it focuses specifically on whether it has the intent to sell the securities prior to the time that their value recovers or until maturity, whether it is likely that the Company will be required to sell the securities before a recovery in value and whether the Company expects to recover the securities’ entire amortized cost basis.  The ability to recover the securities’ entire amortized cost basis is based on the likelihood of the issuer being able to make required principal and interest payments on the security.  The primary source of repayment of the amortized cost is the cash flows produced by the property which serve as the collateral for the bonds.  The Company utilizes a discounted cash flow model for the underlying property that serves as collateral on the bond and compares the results of the model to the amortized cost basis of the bond.  These models reflect the cash flows expected to be generated by the underlying properties over a ten year period, including an assumed property sale at the end of year ten, discounted using the effective interest rate on the bonds in accordance with the accounting guidance on other-than-temporary impairment of debt securities.  The inputs to these models require management to make assumptions, the most significant of which include:

•
Revenue and expense projections for the property operations, which result in the estimated net operating income generated over the ten year holding period assumed in the model.  Base year (model year one) assumptions are based on historical financial results and operating budget information.  Base year assumptions are then adjusted for expected changes in occupancy, rental rates and expenses, and

•
The capitalization rate utilized to estimate the sales proceeds from an assumed property sale in year ten of the model.  The capitalization rate used in the current year models ranged between 4.3% and 7.5% which the Company believes represents a reasonable range given the current market for Residential Properties.

The revenue, expense and resulting net operating income projections which are the basis for the discounted cash flow model are based on judgment.  Operating results from a multifamily, student, or senior citizen residential property depend on the rental and occupancy rates of the property and the level of operating expenses.  Occupancy rates and rents are directly affected by the supply of and demand for multifamily residential properties in the market areas in which a property is located.  This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. Net operating income from the commercial property depends on the number of cancer patients which utilize the cancer therapy center and the ability to hire and retain key employees to provide the related cancer treatment. In addition, factors such as government regulation, inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

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

Variable Interest Entities (“VIEs”)
When the Partnership invests in a mortgage revenue bond which is collateralized by a multifamily or student housing property, the Partnership will evaluate the entity which owns the property financed by the mortgage revenue bond to determine if it is a VIE as defined by the guidance on consolidations. The guidance on consolidations is a complex standard that requires significant analysis and judgment. If it is determined that the entity is a VIE, the Partnership will then evaluate if it is the primary beneficiary of such VIE, by determining whether the Partnership will absorb the majority of the VIE’s expected losses, receive a majority of the VIE’s residual returns, or both. If the Partnership determines itself to be the primary beneficiary of the VIE, then the assets, liabilities and financial results of the related multifamily or student housing property will be consolidated in the Partnership’s financial statements. As a result of such consolidation, the debt financing provided by the Partnership to such consolidated VIE will be eliminated as part of the consolidation process. However, the Partnership will continue to receive interest and principal payments on such debt and these payments will retain their characterization as either mortgage revenue bond or taxable interest for income tax reporting purposes. Since the Partnership has no legal ownership of the VIEs, creditors of the VIEs have no recourse to the Partnership.

Effective December 1, 2013, the ownership of Lake Forest became a not-for-profit entity, a reconsideration event. As a result of the change in ownership, Lake Forest ceased to be reported as a Consolidated VIE (Note 4).

Investment in Public Housing Capital Fund Trusts Certificates and Mortgage-Backed Securities
The Company accounts for its investments in PHC Certificates and MBS under the guidance for accounting for certain investments in debt and equity securities. The guidance requires investments in securities to be classified as one of the following: 1) held-to-maturity, 2) available-for-sale, or 3) trading securities. All of the Company’s PHC Certificates and MBS investments are classified as available-for-sale, and are reported at estimated fair value with the net unrealized gains or losses reflected in other comprehensive income. Unrealized gains and losses do not affect the cash flow of the bonds, distributions to unitholders, or the characterization of the interest income of the financial obligation of the underlying collateral.
There is no active trading market for the PHC Certificates and price quotes are not available. The estimates of the fair values of the PHC Certificates are based on a yield to maturity analysis which begins with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts adjusted largely for unobservable inputs the General Partner believes would be used by market participants. Management’s valuation encompasses judgment in its application and pricing as determined by pricing services, when available, is compared to Management’s estimates.
The Company periodically reviews each class of PHC Certificates for impairment. The Company evaluates whether a decline in the fair value of a PHC Certificate below its amortized cost is other-than temporary based on a number of factors including:

•	The duration and severity of the decline in fair value,

•	The Company’s intent to hold and the likelihood of it being required to sell the security before its value recovers,

•	Downgrade in the security’s rating by S&P,

•	Volatility of the fair value of the security.

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
The Company periodically reviews each MBS security for impairment. The Company evaluates whether a decline in the fair value of a security below its amortized cost is other-than-temporary based on a number of factors including the duration and severity of the decline in fair value and the Company’s intent and ability to hold the security until its value recovers. Each MBS security has been rated either “AAA” or “AA” by either S&P or Moody’s. A downgrade in rating for each MBS or new issuances of similar MBS with ratings by S&P or Moody’s below the “A” rating would be a factor in concluding that an impairment is other-than-temporary.

Investments in Real Estate
The Company’s investments in real estate are carried at cost less accumulated depreciation. Depreciation of real estate is based on the estimated useful life of the related asset, generally 19-40 years on multifamily, student housing, and senior citizen residential apartment buildings and five to 15 years on capital improvements and is calculated using the straight-line method. Maintenance and repairs are charged to expense as incurred, while improvements, renovations, and replacements are capitalized. The Company also holds land held for investment and development which is reported at cost.

Management reviews each property and land held for investment and development for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based upon comparing the net book value of each real estate property to the sum of its estimated undiscounted future cash flows. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value.

Taxable Property Loans
In addition to the mortgage revenue bonds held by the Company, taxable property loans have been made to the owners of some of the properties which secure the bonds.  The repayment of these taxable property loans is dependent largely on the value of the property or its cash flows which collateralize the loans.  The Company periodically evaluates these loans for potential losses by estimating the fair value of the property which collateralize the loans and comparing the fair value to the outstanding mortgage revenue bonds plus any taxable property loans.  The Company utilizes the discounted cash flow model discussed above except that in estimating a property fair value we evaluate a number of different discounted cash flow (“DCF”) models that contain varying assumptions.  The various models may assume multiple revenue and expense scenarios, various capitalization rates, and multiple discount rates.  The Company may also consider other information such as independent appraisals in estimating a property fair value.

If the estimated fair value of the property after deducting the amortized cost basis of the senior mortgage revenue bond exceeds the principal balance of the taxable property loan then no potential loss is indicated and no allowance for loan loss is recorded.  If a potential loss is indicated, an allowance for loan loss is recorded against the outstanding loan amount and a loss is realized.  The determination of the need for an allowance for loan loss is subject to considerable judgment. For the years ended December 31, 2014 and 2013, the Company recognized a provision for loan losses of approximately $75,000 and $168,000, respectively. For the year ended December 31, 2012, the Company did not recognize any provision for loan losses (Note 9).

Accounting for Tax Exempt Bond Securitization (“TEBS”) and Tender Option Bond (“TOB”) Financing Arrangements
The Company has evaluated the accounting guidance in regard to the M31 and M24 TEBS and TOB Financing arrangements (Note 11) and has determined that the securitization transactions do not meet the accounting criteria for a sale or transfer of financial assets and will, therefore, be accounted for as a secured financing transactions. More specifically, the guidance on transfers and servicing sets forth the conditions that must be met to de-recognize a transferred financial asset. This guidance provides, in part, that the transferor has surrendered control over transferred assets if and only if the transferor does not maintain effective control over the transferred assets through any of the following:

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

The M31 and M24 TEBS Financing agreements contain certain provisions that allow the Company to (1) cause the return of certain individual bonds under defined circumstances, (2) cause the return of all of the bonds by electing an Optional Series Pool Release or (3) cause the return of any defaulted bonds. The Optional Series Pool Release is defined in the agreements closed in 2010 as two specific dates, September 15, 2017, or September 15, 2020, on which the Company has the option to repurchase all of the securitized bonds. The Optional Series Pool Release is defined in the agreements closed in 2014 as two specific dates, July 15, 2019 or July 15, 2024, on which the Company has the option to repurchase all of the securitized bonds. Given these terms, the Company has concluded that the condition in item 2 above is present in the agreements and, therefore, effective control over the transferred assets has not occurred. As effective control has not been transferred, the transaction does not meet the conditions to de-recognize the assets resulting in the M31 and M24 TEBS Financing being presented on the Company’s consolidated financial statements as a secured financing. The TOB Financing agreements contain certain provisions that allow the Company to call the bonds held in the TOB Trusts through their ownership of the residual participating interests (“LIFERS”) so effective control has not been transferred resulting in the TOB Financings being presented on the Company’s consolidated financial statements as secured financings.

In addition to evaluating the M31 and M24 TEBS Financings as a sale or transfer of financial assets, we have evaluated the securitization trusts associated with the TEBS Financing facilities (the “M31 TEBS Trust” and “M24 TEBS Trust”) under the provisions of consolidation guidance. As part of the M31 and M24 TEBS Financings, certain bond assets of the Partnership were securitized into the M31 and M24 TEBS Trusts with Freddie Mac. The M31 and M24 TEBS Trusts then issued Class A and B TEBS Certificates. Other Company investments are securitized into TOB Trusts with Deutsche Bank AG (“DB”). The TOB trustee then issued senior floating-rate participating interests (“SPEARS”) and LIFERS. The Partnership has determined that the M31 and M24 TEBS Trusts are VIEs and the Class B Certificates owned by the Partnership create a variable interest in the M31 and M24 TEBS Trusts. It was also determined that the TOB Trusts are VIEs and the LIFERS owned by the Company create a variable interest entity in the TOB Trusts.

In determining the primary beneficiary of the M31 and M24 TEBS Trusts and TOB Trusts, the Partnership considered the activities of each of the VIEs which most significantly impact the VIE’s economic performance, who has the power to control such activities, the risks which the entity was designed to create, the variability associated with those risks and the interests which absorb such variability. The Partnership has retained the right, pursuant to the M31 and M24 TEBS Financing agreements, to either substitute or reacquire some or all of the securitized bonds at various future dates and under various circumstances. As a result, the Partnership determined it had retained a controlling financial interest in the M31 and M24 TEBS Trusts because such actions effectively provide the Partnership with the ability to control decisions pertaining to the VIE’s management of interest rate and credit risk. While in the M31 and M24 TEBS Trusts, the bond assets may only be used to settle obligations of the trusts and the liabilities of the trusts do not provide the Class A certificate holders with recourse to the general credit of the Partnership.

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

It was determined that the Partnership met both of the primary beneficiary criteria and was the most closely associated with the VIE and, therefore, was determined to be the primary beneficiary under these financing arrangements. Given these accounting determinations, the M31 and M24 TEBS Financing facilities and the associated M31 and M24 TEBS Trusts are presented as secured financing within the consolidated financial statements. The TOB Financings and associated TOB trusts are also presented as a secured financing within the consolidated financial statements.

Bond Purchase Commitments
The bond purchase commitments held by the Company have no cost. However, they are required to be measured and recorded at fair value, which is estimated under the same methodology as the Company’s mortgage revenue bonds in the Company’s financial statements (Notes 5 and 17).

Deferred Financing Costs
Debt financing costs are capitalized and amortized on the effective interest method over the stated maturity of the related debt financing agreement. Bond issuance costs are capitalized and amortized on the effective interest method over the stated maturity of the related mortgage revenue bonds.  As of December 31, 2014 and 2013, debt financing costs and bond issuance costs of $8.5 million and $5.3 million, respectively, were included in other assets. These costs are reduced on the balance sheet by the accumulated amortization of approximately $3.9 million and $2.8 million as of December 31, 2014 and 2013, respectively.

Income Taxes
No provision has been made for income taxes because the unitholders are required to report their share of the Partnership’s taxable income for federal and state income tax purposes.  Certain of the Consolidated VIEs and wholly-owned subsidiaries of the Partnership are corporations that are subject to federal and state income taxes.  At December 31, 2014 and 2013, the Company evaluated whether it was more likely than not that any deferred tax assets would be realized.  The Company has recorded a full valuation allowance of approximately $8.5 million and $7.4 million at December 31, 2014 and 2013, respectively, against the deferred tax assets created at these entities by timing differences because the realization of these future benefits is not more likely than not.

Revenue Recognition on Investments in Mortgage Revenue Bonds
The interest income received by the Partnership from its mortgage revenue bonds is dependent upon the net cash flow of the underlying properties. Base interest income on fully performing mortgage revenue bonds is recognized as it is earned. Base interest income on mortgage revenue bonds not fully performing is recognized as it is received. Past due base interest on mortgage revenue bonds, which are or were previously not fully performing, is recognized as it is received. The Partnership reinstates the accrual of base interest once the mortgage revenue bond’s ability to perform is adequately demonstrated. Contingent interest income, which is only received by the Partnership if the property financed by a mortgage revenue bond that contains a contingent interest provision generates excess available cash flow as set forth in each bond, is recognized when realized or realizable. Past due contingent interest on mortgage revenue bonds, which are or were previously not fully performing, is recognized when realized or realizable. As of December 31, 2014 and 2013, the Company’s mortgage revenue bonds were fully performing as to their base interest.

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

Revenue Recognition on Investments in Real Estate, MBS, and PHC Certificates
The Partnership’s Consolidated VIEs and the MF Properties (Note 8) are lessors of multifamily, student housing, and senior citizen rental units under leases with terms of one year or less. Rental revenue is recognized, net of rental concessions, on a straight-line method over the related lease term.

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

Net Income per BUC
Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each year presented. The Partnership has no dilutive equity securities and, therefore, basic net income per BUC is the same as diluted net income per BUC.  The following table provides a reconciliation of net income per BUC holder:

	Years Ended December 31,
	2014	2013	2012
Calculation of unitholders' interest in income (loss) from continuing operations:
Income from continuing operations	$15,029,188	$14,534,438	$2,763,762
Less: general partners' interest in income	1,056,316	1,381,872	331,403
Unallocated loss related to variable interest entities	(635,560)	(1,116,262)	(1,522,846)
Noncontrolling interest	(4,673)	261,923	549,194
Unitholders' interest in income from continuing operations	$14,613,105	$14,006,905	$3,406,011
Calculation of Unitholders' interest in income from discontinued operations:
Income from discontinued operations	$—	$3,442,404	$2,232,276
Less: general partner's interest in income	—	34,424	359,909
Unallocated income related to variable interest entities	—	—	—
Unitholders' interest in discontinued operations	$—	$3,407,980	$1,872,367
Calculation of unitholders' interest in net income (loss)
Net income	$15,029,188	$17,976,842	$4,996,038
Less: general partners' interest in net income	1,056,316	1,416,296	691,312
Unallocated (loss) related to variable interest entities	(635,560)	(1,116,262)	(1,522,846)
Noncontrolling interest	(4,673)	261,923	549,194
Unitholders' interest in net income (loss)	$14,613,105	$17,414,885	$5,278,378

Weighted average number of units outstanding (basic and diluted)	59,431,010	43,453,476	37,367,600
Unitholders' interest in net income per BUC (basic and diluted):
Income from continuing operations	$0.25	$0.32	$0.09
Income from discontinued operations	—	0.08	0.05
Net income	$0.25	$0.40	$0.14

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

3.  Partnership Income, Expenses and Cash Distributions

The Agreement of Limited Partnership of the Partnership contains provisions for the distribution of Net Interest Income, Net Residual Proceeds and Liquidation Proceeds, for the allocation of income or loss from operations and for the allocation of income and loss arising from a repayment, sale or liquidation of investments.  Income and losses will be allocated to each unitholder on a periodic basis, as determined by the General Partner, based on the number of BUCs held by each unitholder as of the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each unitholder of record on the last day of each distribution period based on the number of BUCs held by each unitholder as of such date. For purposes of the Agreement of Limited Partnership, cash distributions, if any, received by the Partnership from the Investment in MF Properties (Note 8) will be included in the Partnership’s Interest Income and cash distributions received by the Partnership from the sale of such properties will be included in the Partnership Residual Proceeds.

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

The unallocated deficit of the Consolidated VIEs is primarily comprised of the accumulated historical net losses of the Consolidated VIEs as of the date of the implementation of the guidance on consolidations. The unallocated deficit of the Consolidated VIEs and the Consolidated VIEs’ net losses subsequent to that date are not allocated to the General Partner and unitholders as such activity is not contemplated by, or addressed in, the Agreement of Limited Partnership.

The distributions paid or accrued per BUC during the fiscal years ended December 31, 2014, 2013, and 2012 were as follows:

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Cash Distributions	0.5000	0.5000	0.5000

4.  Variable Interest Entities

Although Residential Properties financed with mortgage revenue bonds held by the Partnership are owned by separate entities in which the Partnership has no equity ownership interest, the debt financing provided by the Partnership creates a variable interest in these ownership entities that may require the Partnership to report the assets, liabilities and results of operations of these entities on a consolidated basis under GAAP. Under consolidation guidance, the Partnership must make an evaluation of these entities to determine if they meet the definition of a VIE.

At December 31, 2014, the Partnership determined that eleven of the entities financed by mortgage revenue bonds owned by the Partnership were held by VIEs.  These VIEs were Ashley Square, Bent Tree, Bruton Apartments, Cross Creek, Fairmont Oaks, Glenview Apartments, Harden Ranch, Montclair Apartments, Santa Fe Apartments, Tyler Park Apartments, and Westside Village Market. The Partnership then determined that it is the primary beneficiary of two of these VIEs; Bent Tree and Fairmont Oaks and has continued to consolidate these entities.

At December 31, 2013, the Partnership determined that six of the entities financed by mortgage revenue bonds owned by the Partnership were held by VIEs.  These VIEs were Ashley Square, Bent Tree Apartments, Cross Creek, Fairmont Oaks Apartments, Tyler Park, and Westside. The Partnership then determined that it is the primary beneficiary of two of these VIEs; Bent Tree and Fairmont Oaks Apartments, and has continued to consolidate these entities.  Effective December 1, 2013, the ownership of Lake Forest became a not-for-profit entity and Lake Forest ceased to be reported as a Consolidated VIE.

Subsequent to the issuance of the Company’s financial statements on Form 10-K for the period ended December 31, 2013, the Company identified two non-consolidated VIEs, Tyler Park Townhomes and Westside Village Market, which should have been disclosed as VIEs at December 31, 2013. This has been corrected in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The correction did not have an impact on the Consolidated Financial Statements.

The Partnership does not hold an equity interest in the eleven VIEs and therefore, the assets of the VIEs cannot be used to settle the general commitments of the Partnership and the Partnership is not responsible for the commitments and liabilities of the VIEs.  The primary risks to the Partnership associated with the eleven VIEs financed by mortgage revenue bonds owned by the Partnership relate to the entities ability to meet debt service obligations to the Partnership and the valuation of the underlying Residential Properties which serves as bond collateral.

The following is a discussion of the significant judgments and assumptions made by the Partnership in determining the primary beneficiary of the VIE and, therefore, whether the Partnership must consolidate the VIE.

Consolidated VIEs

At December 31, 2014, the Partnership determined it is the primary beneficiary of the Bent Tree and Fairmont Oaks VIEs. The capital structure of Bent Tree and Fairmont Oaks VIEs consists of senior debt, subordinated debt, and equity capital. The senior debt is in the form of a mortgage revenue bond and accounts for the majority of the VIEs’ total capital. As the bondholder, the Partnership is entitled to principal and interest payments and has certain protective rights as established by the bond documents. The equity ownership in these entities is ultimately held by corporations which are owned by four individuals, one of which is a related party. Additionally, each of these properties is managed by an affiliate of the Partnership, America First Properties Management Company, LLC (“Properties Management”) which is an affiliate of the Burlington Capital Group, LLC (“Burlington”).

The Partnership lent the Exchange Accommodation Titleholder (“EAT (The Colonial, f/k/a Maples on 97th”) the necessary funds to purchase the The Colonial property and executed a Master Lease Agreement and Construction Management Agreement. These two agreements gave the Partnership the rights and obligations to manage the replacement property as well as the rehabilitation during the six month hold period. The Partnership determined that it was the primary beneficiary of the EAT (The Colonial, f/k/a Maples on 97th). Based on the terms of the Master Lease Agreement, the Partnership reported the rental income and related real estate operating expenses for the The Colonial property during the six month holding period (August 2012 to January 2013) as an MF Property since it has all the rights and obligations of landlord for the property. In February 2013, title to the The Colonial (f/k/a Maples on 97th) property transferred to the Partnership from the EAT (The Colonial, f/k/a Maples on 97th).

In determining the primary beneficiary of these VIEs, the Partnership considered the activities of the VIE which most significantly impact the VIEs’ economic performance, who has the power to control such activities, the risks which the entities were designed to create, the variability associated with those risks and the interests which absorb such variability. The Partnership also considered the related party relationships of the entities involved in the VIEs. It was determined that the Partnership, as part of the related party group, met both of the primary beneficiary criteria and was the most closely associated with the VIEs and, therefore, was determined to be the primary beneficiary.

Non-Consolidated VIEs

The Company does not consolidate nine VIE entities. In determining the primary beneficiary of these VIEs, the Partnership considered the activities of each VIE which most significantly impact the VIEs’ economic performance, who has the power to control such activities, the risks which the entities were designed to create, the variability associated with those risks and the interests which absorb such variability. The significant activities of the VIE that impact the economic performance of the entity include leasing and maintaining multifamily residential properties, determining if the property is to be sold, decisions relating to debt refinancing, the selection of or replacement of the property manager and the approval of the operating and capital budgets. While the capital structures of these VIEs resulted in the Partnership holding a majority of the variable interests in these VIEs, the Partnership determined it does not have the power to direct the activities of these VIEs that most significantly impact the VIEs’ economic performance and, as a result, is not the primary beneficiary of these VIEs.
The following table presents information regarding the classification of the assets at their carrying value and maximum exposure to loss held by the Partnership as of December 31, 2014 and 2013, which constitute variable interest entities.

December 31, 2014
	Balance Sheet Classification		Maximum Exposure to Loss
	Mortgage Revenue Bond	Property Loan	Mortgage Revenue Bond	Property Loan
Ashley Square Apartments	$5,645,559	$1,482,000	$5,159,000	$7,534,002
Bruton Apartments	18,145,000	—	18,145,000	—
Cross Creek	8,617,079	3,528,615	6,074,817	3,528,615
Glenview Apartments	6,723,000	—	6,723,000	—
Harden Ranch	9,300,000	—	9,300,000	—
Montclair Apartments	3,458,000	—	3,458,000	—
Santa Fe Apartments	4,736,000	—	4,736,000	—
Tyler Park Apartments	8,100,000	—	8,100,000	—
Westside Village Market	5,400,000	—	5,400,000	—
	$70,124,638	$5,010,615	$67,095,817	$11,062,617

December 31, 2013
	Balance Sheet Classification		Maximum Exposure to Loss
	Mortgage Revenue Bond	Property Loan	Mortgage Revenue Bond	Property Loan
Ashley Square Apartments	$5,212,000	$1,482,000	$5,212,000	$7,131,757
Cross Creek	7,522,563	3,448,615	6,042,297	3,448,615
Tyler Park Apartments	8,100,000	—	8,100,000	—
Westside Village Market	5,400,000	—	5,400,000	—
	$26,234,563	$4,930,615	$24,754,297	$10,580,372

The following tables provide information about the two VIEs at December 31, 2014 and 2013 in the Partnership’s financial statements under the provisions of the guidance on consolidations. These schedules also include information on the mortgage revenue bonds owned by the Partnership which are eliminated in consolidation, as of December 31, 2014 and 2013, respectively. In addition to the mortgage revenue bonds detailed below, the Partnership has made taxable property loans to these consolidated VIEs of $7.4 million and $7.1 million as of December 31, 2014 and 2013, respectively.

VIEs - December 31, 2014
			Base	Principal	Income
		Maturity	Interest	Outstanding at	Earned in
Property Name	Location	Date	Rate	December 31, 2014	2014
Bent Tree Apartments (1)	Columbia, SC	12/15/2030	6.25%	$7,465,000	$468,859
Fairmont Oaks Apartments (1)	Gainesville, FL	4/1/2033	6.30%	7,266,000	460,420
Total Mortgage Revenue Bonds				$14,731,000	$929,279
(1) Bonds held by ATAX TEBS I, LLC
VIEs - December 31, 2013
			Base	Principal	Income
		Maturity	Interest	Outstanding at	Earned in
Property Name	Location	Date	Rate	December 31, 2013	2013
Bent Tree Apartments (1)	Columbia, SC	12/15/2030	6.25%	$7,542,000	$473,438
Fairmont Oaks Apartments (1)	Gainesville, FL	4/1/2033	6.30%	$7,355,000	$465,791
Total Mortgage Revenue Bonds				$14,897,000	$939,229
(1) Bonds held by ATAX TEBS I, LLC

The following tables present the effects of the consolidation of the VIEs on the Company’s Consolidated Balance Sheets and Statements of Operations. As discussed above, the assets of the VIEs cannot be used to settle the general commitments of the Partnership and the Partnership is not responsible for the commitments and liabilities of the VIEs. The cash flows from the VIEs do not represent cash flows available to the Partnership.

Consolidating Balance Sheets as of December 31, 2014 and 2013:

	Partnership as of December 31, 2014	Consolidated VIEs as of December 31, 2014	Consolidation -Elimination as of December 31, 2014	Total as of December 31, 2014
Assets
Cash and cash equivalents	$49,157,571	$35,772	$—	$49,193,343
Restricted cash	11,141,496	544,233	—	11,685,729
Interest receivable	4,791,828	—	(670,342)	4,121,486
Mortgage revenue bonds held in trust	394,568,208	—	(16,145,116)	378,423,092
Mortgage revenue bonds	70,601,045	—	—	70,601,045
Public housing capital fund trusts	61,263,123	—	—	61,263,123
Mortgage-backed securities	14,841,558	—	—	14,841,558
Real estate assets:
Land and land improvements	13,753,493	1,836,400	—	15,589,893
Buildings and improvements	110,706,173	21,204,048	—	131,910,221
Real estate assets before accumulated depreciation	124,459,666	23,040,448	—	147,500,114
Accumulated depreciation	(14,108,154)	(10,583,646)	—	(24,691,800)
Net real estate assets	110,351,512	12,456,802	—	122,808,314
Other assets	41,958,914	420,054	(11,077,441)	31,301,527
Total Assets	$758,675,255	$13,456,861	$(27,892,899)	$744,239,217

Liabilities
Accounts payable, accrued expenses and other liabilities	$4,123,346	$22,225,477	$(21,721,734)	$4,627,089
Distribution payable	7,617,390	—	—	7,617,390
Debt financing	345,359,000	—	—	345,359,000
Mortgage payable	76,707,834	14,731,000	(14,731,000)	76,707,834
Total Liabilities	433,807,570	36,956,477	(36,452,734)	434,311,313
Partners' Capital
General Partner	578,238	—	—	578,238
Beneficial Unit Certificate holders	324,305,442	—	6,151,675	330,457,117
Unallocated loss of Consolidated VIEs	—	(23,499,616)	2,408,160	(21,091,456)
Total Partners' Capital	324,883,680	(23,499,616)	8,559,835	309,943,899
Noncontrolling interest	(15,995)	—	—	(15,995)
Total Capital	324,867,685	(23,499,616)	8,559,835	309,927,904
Total Liabilities and Partners' Capital	$758,675,255	$13,456,861	$(27,892,899)	$744,239,217

	Partnership as of December 31, 2013	Consolidated VIEs as of December 31, 2013	Consolidation -Elimination as of December 31, 2013	Total as of December 31, 2013
Assets
Cash and cash equivalents	$11,292,039	$25,976	$—	$11,318,015
Restricted cash	6,344,666	500,877	—	6,845,543
Interest receivable	5,281,398	—	(1,939,360)	3,342,038
Mortgage revenue bonds held in trust	230,885,864	—	(14,514,063)	216,371,801
Mortgage revenue bonds	68,946,370	—	—	68,946,370
Public housing capital fund trusts	62,056,379	—	—	62,056,379
Mortgage-backed securities	37,845,661	—	—	37,845,661
Real estate assets:
Land and land improvements	9,245,592	1,836,400	—	11,081,992
Buildings and improvements	90,253,256	20,942,439	—	111,195,695
Real estate assets before accumulated depreciation	99,498,848	22,778,839	—	122,277,687
Accumulated depreciation	(9,386,811)	(9,741,942)	—	(19,128,753)
Net real estate assets	90,112,037	13,036,897	—	103,148,934
Other assets	33,488,744	456,087	(9,586,540)	24,358,291
Total Assets	$546,253,158	$14,019,837	$(26,039,963)	$534,233,032

Liabilities
Accounts payable, accrued expenses and other liabilities	$4,963,653	$20,634,613	$(20,147,572)	$5,450,694
Distribution payable	6,446,076	—	—	6,446,076
Debt financing	257,274,000	—	—	257,274,000
Mortgage payable	57,087,320	14,897,000	(14,897,000)	57,087,320
Bond purchase commitment at fair value	4,852,177	—	—	4,852,177
Total Liabilities	330,623,226	35,531,613	(35,044,572)	331,110,267
Partners' Capital
General Partner	16,671	—	—	16,671
Beneficial Unit Certificate holders	215,624,583	—	7,948,729	223,573,312
Unallocated deficit of Consolidated VIEs	—	(21,511,776)	1,055,880	(20,455,896)
Total Partners' Capital	215,641,254	(21,511,776)	9,004,609	203,134,087
Noncontrolling interest	(11,322)	—	—	(11,322)
Total Capital	215,629,932	(21,511,776)	9,004,609	203,122,765
Total Liabilities and Partners' Capital	$546,253,158	$14,019,837	$(26,039,963)	$534,233,032

Consolidating Statements of Operations for the years ended December 31, 2014, 2013, and 2012:

	Partnership For the Year Ended December 31, 2014	Consolidated VIEs For the Year Ended December 31, 2014	Consolidation -Elimination For the Year Ended December 31, 2014	Total For the Year Ended December 31, 2014
Revenues:
Property revenues	$14,250,572	$3,180,680	$—	$17,431,252
Mortgage revenue bond investment income	27,535,513	—	(929,279)	26,606,234
Contingent interest income	40,000	—	—	40,000
Other interest income	856,217	—	—	856,217
Gain on mortgage revenue bonds - sale and redemption	3,701,772	—	—	3,701,772
Other income	188,000	—	—	188,000
Total revenues	46,572,074	3,180,680	(929,279)	48,823,475
Expenses:
Real estate operating (exclusive of items shown below)	7,796,761	1,955,112	—	9,751,873
Provision for loan loss	75,000	—	—	75,000
Depreciation and amortization	6,089,708	958,621	(26,772)	7,021,557
Interest	11,398,649	2,254,786	(2,254,786)	11,398,649
General and administrative	5,547,208	—	—	5,547,208
Total expenses	30,907,326	5,168,519	(2,281,558)	33,794,287
Income (loss) from continuing operations	15,664,748	(1,987,839)	1,352,279	15,029,188
Net (loss) income attributable to noncontrolling interest	(4,673)	—	—	(4,673)
Net income (loss) - America First Multifamily Investors, L. P.	$15,669,421	$(1,987,839)	$1,352,279	$15,033,861

	Partnership For the Year Ended December 31, 2013	Consolidated VIEs For the Year Ended December 31, 2013	Consolidation -Elimination For the Year Ended December 31, 2013	Total For the Year Ended December 31, 2013
Revenues:
Property revenues	$11,358,718	$4,752,022	$—	$16,110,740
Mortgage revenue bond investment income	24,109,397	—	(1,457,775)	22,651,622
Contingent interest income	6,497,160	—	—	6,497,160
Other interest income	1,772,338	—	—	1,772,338
Other income	250,000	9,186,828	(9,186,828)	250,000
Total revenues	43,987,613	13,938,850	(10,644,603)	47,281,860
Expenses:
Real estate operating (exclusive of items shown below)	6,522,091	3,052,731	—	9,574,822
Realized loss on taxable property loan	4,557,741	—	—	4,557,741
Provision for loan loss	168,000	—	—	168,000
Provision for loss on receivables	241,698	—	—	241,698
Depreciation and amortization	5,374,802	1,399,548	(41,770)	6,732,580
Interest	7,235,336	3,221,000	(3,221,000)	7,235,336
General and administrative	4,237,245	—	—	4,237,245
Total expenses	28,336,913	7,673,279	(3,262,770)	32,747,422
Income (loss) from continuing operations	15,650,700	6,265,571	(7,381,833)	14,534,438
Income from discontinued operations (including gain on sale of MF Property of $3,177,183 in 2013)	3,442,404	—	—	3,442,404
Net income (loss)	19,093,104	6,265,571	(7,381,833)	17,976,842
Net income attributable to noncontrolling interest	261,923	—	—	261,923
Net income (loss) - America First Multifamily Investors, L.P.	$18,831,181	$6,265,571	$(7,381,833)	$17,714,919

	Partnership For the Year Ended December 31, 2012	Consolidated VIEs For the Year Ended December 31, 2012	Consolidation -Elimination For the Year Ended December 31, 2012	Total For the Year Ended December 31, 2012
Revenues:
Property revenues	$7,846,812	$4,807,718	$—	$12,654,530
Mortgage revenue bond investment income	12,599,284	—	(1,520,817)	11,078,467
Gain on mortgage revenue bond - sale	680,444	—	—	680,444
Other interest income	150,882	—	—	150,882
Other income	557,300	(1,972)	—	555,328
Total Revenues	21,834,722	4,805,746	(1,520,817)	25,119,651
Expenses:
Real estate operating (exclusive of items shown below)	4,604,870	3,273,061	—	7,877,931
Provision for loss on receivables	452,700	—	—	452,700
Depreciation and amortization	3,447,316	1,578,275	(43,561)	4,982,030
Interest	5,530,995	3,240,306	(3,240,306)	5,530,995
General and administrative	3,512,233	—	—	3,512,233
Total Expenses	17,548,114	8,091,642	(3,283,867)	22,355,889
Income (loss) from continuing operations	4,286,608	(3,285,896)	1,763,050	2,763,762
Income from discontinued operations (including gain on sale of MF Property of $1.406,608 in 2012)	2,232,276	—	—	2,232,276
Net income (loss)	6,518,884	(3,285,896)	1,763,050	4,996,038
Net income attributable to noncontrolling interest	549,194	—	—	549,194
Net income (loss) - America First Multifamily Investors, L. P.	$5,969,690	$(3,285,896)	$1,763,050	$4,446,844

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

The mortgage revenue bonds owned by the Company have been issued to provide construction and/or permanent financing for the Residential Properties. The carrying value of each of the Partnership’s mortgage revenue bonds as of December 31, 2014 and 2013 is as follows:

	December 31, 2014
Description of Tax-Exempt	Cost adjusted	Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	for pay-downs	Gain	Loss	Fair Value

Arbors at Hickory Ridge (3)	$11,570,933	$1,792,303	$—	$13,363,236
Ashley Square (1)	5,159,000	486,559	—	5,645,559
Avistar at Chase Hill A Bond (3)	10,000,000	1,196,800	—	11,196,800
Avistar at the Crest A Bond (3)	9,700,000	1,419,692	—	11,119,692
Avistar at the Oaks A Bond (3)	7,800,000	869,622	—	8,669,622
Avistar in 09 A Bond (3)	6,735,000	750,885	—	7,485,885
Avistar on the Boulevard A Bond (3)	16,525,000	2,418,599	—	18,943,599
Avistar on the Hills A Bond (3)	5,389,000	743,520	—	6,132,520
Bella Vista (1)	6,490,000	625,571	—	7,115,571
Bridle Ridge (1)	7,655,000	659,249	—	8,314,249
Brookstone (1)	7,468,888	1,360,589	—	8,829,477
Bruton Apartments (2)	18,145,000	1,455,955	—	19,600,955
Copper Gate Apartments (3)	5,220,000	563,656	—	5,783,656
Cross Creek (1)	6,074,817	2,542,262	—	8,617,079
Decatur Angle (2)	23,000,000	919,540	—	23,919,540
Greens Property A Bond (3)	8,366,000	1,005,119	—	9,371,119
Harden Ranch A Bond (3)	6,960,000	511,421	—	7,471,421
Lake Forest (1)	8,886,000	1,003,614	—	9,889,614
Live 929 Apartments (2)	40,895,739	3,797,745	—	44,693,484
Pro Nova 2014-1 and 2014-2 (2)	20,095,169	1,043,431	—	21,138,600
Ohio Properties A Bonds (1)	14,407,000	2,444,034	—	16,851,034
Runnymede (1)	10,440,000	1,385,910	—	11,825,910
Southpark (1)	11,842,206	3,743,692	—	15,585,898
The Palms at Premier Park Apartments (3)	20,152,000	2,680,619	—	22,832,619
The Suites on Paseo (2)	35,450,000	3,193,691	—	38,643,691
Tyler Park Apartments A Bond (3)	6,075,000	345,060	—	6,420,060
Westside Village Market A Bond (3)	3,970,000	225,496	—	4,195,496
Woodlynn Village (1)	4,390,000	376,706	—	4,766,706
Mortgage revenue bonds held in trust	$338,861,752	$39,561,340	$—	$378,423,092
(1) Bonds owned by ATAX TEBS I, LLC, Note 11
(2) Bond held by Deutsche Bank in a secured financing transaction, Note 11
(3) Bonds owned by ATAX TEBS II, LLC, Note 11

	December 31, 2014
Description of Tax-Exempt	Cost adjusted	Unrealized	Unrealized	Estimated
Mortgage Revenue Bonds	for pay-downs	Gain	Loss	Fair Value

Avistar at Chase Hill B Bond	$965,000	$144,769	$—	$1,109,769
Avistar at the Crest B Bond	759,000	124,286	—	883,286
Avistar at the Oaks B Bond	554,000	54,325	—	608,325
Avistar in 09 B Bond	457,000	50,608	—	507,608
Avistar on the Boulevard B Bond	451,000	73,851	—	524,851
Greens Property B Bond	945,638	376,203	—	1,321,841
Glenview Apartments	6,723,000	—	—	6,723,000
Harden Ranch B Bond	2,340,000	—	(1,501)	2,338,499
Heritage Square	11,705,000	1,109,125	—	12,814,125
Montclair Apartments	3,458,000	—	—	3,458,000
Ohio Properties B Bonds	3,573,430	668,542	—	4,241,972
Renaissance	12,675,000	1,055,807	—	13,730,807
Santa Fe Apartments	4,736,000	—	—	4,736,000
Tyler Park B Bond	2,025,000	—	(17,395)	2,007,605
Vantage at Harlingen	6,692,000	707,813	—	7,399,813
Vantage at Judson	6,049,000	717,230	—	6,766,230
Westside Village B Bond	1,430,000	—	(686)	1,429,314
Mortgage revenue bonds	$65,538,068	$5,082,559	$(19,582)	$70,601,045

	December 31, 2013
Description of Mortgage	Cost adjusted	Unrealized	Unrealized	Estimated
Revenue Bonds	for Pay-downs	Gain	Loss	Fair Value
Arbors at Hickory Ridge (2)	$11,576,209	$225,690	$—	$11,801,899
Ashley Square (1)	5,212,000	—	—	5,212,000
Autumn Pines (2)	12,147,873	—	(195,355)	11,952,518
Avistar at Chase Hill A Bond (2)	8,960,000	—	(850,752)	8,109,248
Avistar at the Crest A Bond (2)	8,759,000	—	(1,298,785)	7,460,215
Avistar at the Oaks (2)	8,354,000	—	(1,103,115)	7,250,885
Avistar in 09 (2)	7,192,000	—	(588,254)	6,603,746
Avistar on the Boulevard A Bond (2)	13,760,000	—	(1,306,512)	12,453,488
Avistar on the Hills (2)	5,389,000	—	(417,724)	4,971,276
Bella Vista (1)	6,545,000	—	(473,989)	6,071,011
Bridle Ridge (1)	7,715,000	—	(452,870)	7,262,130
Brookstone (1)	7,463,641	841,751	—	8,305,392
Cross Creek (1)	6,042,297	1,480,266	—	7,522,563
Greens Property A Bond (2)	8,437,501	—	(577,426)	7,860,075
Lake Forest (1)	8,997,000	—	(289,461)	8,707,539
Lost Creek (1)	15,883,084	1,743,088	—	17,626,172
Ohio Properties A Bonds (1)	14,498,000	—	—	14,498,000
Runnymede (1)	10,525,000	—	(551,510)	9,973,490
Southpark (1)	11,878,885	1,018,750	—	12,897,635
The Suites on Paseo (2)	35,750,000	—	(2,502)	35,747,498
Woodlynn Village (1)	4,426,000	—	(340,979)	4,085,021
Mortgage revenue bonds held in trust	$219,511,490	$5,309,545	$(8,449,234)	$216,371,801

(1) Bonds owned by ATAX TEBS I, LLC, Note 11
(2) Bond held by Deutsche Bank in a secured financing transaction, Note 11

	December 31, 2013
Description of Mortgage	Cost adjusted	Unrealized	Unrealized	Estimated
Revenue Bonds	for Pay-downs	Gain	Loss	Fair Value
Avistar at Chase Hill B Bond	$2,005,000	$—	$(159,117)	$1,845,883
Avistar at the Crest B Bond	1,700,000	—	(134,912)	1,565,088
Avistar on the Boulevard B Bond	3,216,000	—	(255,222)	2,960,778
Copper Gate Apartments	5,220,000	—	(252,648)	4,967,352
Greens Property B Bond	948,291	189,589	—	1,137,880
Ohio Properties B Bonds	3,583,590	150,864	—	3,734,454
Renaissance	7,975,000	—	(16,964)	7,958,036
The Palms at Premier Park	20,152,000	—	(283,942)	19,868,058
Tyler Park Apartments	8,100,000	—	(526,601)	7,573,399
Vantage at Harlingen	6,692,000	—	(211,735)	6,480,265
Vantage at Judson	6,049,000	—	(190,423)	5,858,577
Westside Village Market	5,400,000	—	(403,400)	4,996,600
Mortgage revenue bonds	$71,040,881	$340,453	$(2,434,964)	$68,946,370

Valuation - As all of the Company’s investments in mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheets at their estimated fair values. As of December 31, 2014, the weighted average base rate of the mortgage revenue bonds reported in the consolidated financial statements was approximately 6.0% per annum. Due to the limited market for the mortgage revenue bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the bonds.   There is no active trading market for the bonds and price quotes for the bonds are not generally available.  As of December 31, 2014 and December 31, 2013, all of the Company’s mortgage revenue bonds were valued using discounted cash flow or yield to maturity analysis performed by management.  Management’s valuation encompasses judgment in its application.  The key assumption in management’s yield to maturity analysis is the range of effective yields on the individual bonds.  At December 31, 2014, the range of effective yields on the individual bonds was 4.7% to 8.3% per annum.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these bonds.  Assuming an immediate ten percent adverse change in the key assumption, the effective yields on the individual bonds would increase to a range of 5.1% to 9.1% per annum and would result in additional unrealized losses on the bond portfolio of approximately $26.2 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  Pricing services, broker quotes and management’s analysis provide indicative pricing only.

Unrealized gains or losses on these mortgage revenue bonds are recorded in accumulated other comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. As of December 31, 2014, two mortgage revenue bonds, Tyler Park B Bond and Westside Village B Bond, have been in an unrealized loss position for greater than twelve months.  The Company has reviewed each of its mortgage revenue bonds for impairment. Based upon this evaluation, the current unrealized losses on these two bonds are not considered to be other-than-temporary. If yields on new issuance of investments increase, the Company experiences deterioration in the estimated fair values of its investment portfolio, or if the Company’s intent and ability to hold certain bonds changes, the Company may incur impairments to its investment portfolio which could negatively impact the Company’s financial condition, cash flows, and reported earnings. The Company has the intent and ability to hold both of these mortgage revenue bonds until their stated maturity.

The Harden Ranch B mortgage revenue bond was purchased in 2014 so it has been in unrealized loss positions for less than twelve months.

The Company’s ability to recover the mortgage revenue bonds’ entire amortized cost basis is dependent upon the issuer being able to meet debt service requirements.  The primary source of repayment is the cash flows produced by the property which serves as the collateral for the bonds.  The Company utilizes a discounted cash flow model for the underlying property and compares the results of the model to the amortized cost basis of the bond.  These models reflect the cash flows expected to be generated by the underlying properties over a ten year period, including an assumed property sale at the end of year ten, discounted using the effective interest rate on the bonds in accordance with the accounting guidance on other-than-temporary impairment of debt securities. The revenue, expense, and resulting net operating income projections which are the basis for the discounted cash flow model are based on judgment.

Recent Bond Activity
In November 2014, the Partnership acquired six mortgage revenue bonds. They are as follows:

•
The Partnership purchased an approximate $4.7 million par value Series A and an approximate $2.0 million par value Series B mortgage revenue bonds. These mortgage revenue bonds are secured by Glenview Apartments, an 88 unit multifamily residential property in Cameron, California.

•
The Partnership purchased an approximate $2.5 million par value Series A and an approximate $1.0 million par value Series B mortgage revenue bonds. These mortgage revenue bonds are secured by Montclair Apartments, an 80 unit multifamily residential property in Lemoore, California.

•
The Partnership purchased an approximate $3.0 million par value Series A and an approximate $1.7 million par value Series B mortgage revenue bonds. These mortgage revenue bonds are secured by Santa Fe Apartments, an 89 unit multifamily residential property in Hesperia, California.

These three Series A mortgage revenue bonds each carry an annual interest rate of 5.75% and mature on December 1, 2031. The three Series B mortgage revenue bonds each carry an annual interest rate of 5.50% for the first year and 8.0% for the second year, maturing on December 1, 2016.

In October 2014, the Company acquired at 99% of par, two mortgage revenue bonds, 2014-2 with a par value of $10.0 million with an annual stated interest rate of approximately 5.3% and 2014-1 with a par value of $10.0 million with a stated interest rate of approximately 6.0%, maturing on May 1, 2025 and May 1, 2034, respectively. These mortgage revenue bonds are secured by ground, facility, and equipment at The Proton Therapy Center, LLC d/b/a Provision Center for Proton Therapy (“Pro Nova”), an ancillary health care facility providing cutting edge proton and traditional photon therapy treatment to cancer patients in Knoxville, Tennessee. The Company simultaneously executed two new TOB Trusts under its credit facility with DB securitizing this transaction, borrowing approximately $18.0 million at a fixed rate of approximately 4.0% per annum which will mature in July 2017(Note 11). Pursuant to the terms of this TOB trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS.

In August 2014, the Company acquired at par an approximate $11.2 million par value Series 2014A mortgage revenue bond with a stated interest rate of 6.0%, which will mature on September 1, 2051. In addition, the Company purchased a $520,000 par value Subordinate Series 2014B mortgage revenue bond with a stated interest rate of 12.0% which will mature on October 1, 2051. These mortgage revenue bonds are secured by Heritage Square, a 204 unit multifamily residential property in Edinburg, Texas.

In August 2014, the Company acquired at par the approximate $18.1 million mortgage revenue bond secured by Bruton Apartments, a 264 unit multifamily residential property under construction in Dallas, Texas. The mortgage revenue bond carries an annual interest rate of 6.0% and matures on August 1, 2054.

In June 2014, the Partnership acquired an approximate $40.3 million par value mortgage revenue bond secured by the Live 929 Apartments, with a 5.8% annual stated interest rate which will mature on July 1, 2049. The project is a 572-bed existing student housing project on the campus of The Johns Hopkins University School of Medicine in Baltimore, Maryland. In July 2014, this investment closed upon the execution of a $35.0 million tender option bond (“TOB”) Trust under the existing TOB structure (Note 11) plus approximately $5.3 million in cash.

In April 2014, the mortgage revenue bond secured by Autumn Pines was sold for the outstanding principal and accrued base interest. The Company received approximately $13.1 million for the Autumn Pines mortgage revenue bond and recognized a gain of approximately $873,000 after payment of all TOB related financing fees. This gain was Tier 2 income with approximately $650,000 allocated to the unitholders and approximately $218,000 was allocated to the General Partner. This mortgage revenue bond had been acquired at a discount on June 1, 2011. The Company’s $9.8 million TOB financing facility which was the securitization of this mortgage revenue bond was collapsed and paid off in full in connection with this sale.

In February 2014, the Partnership acquired at par the senior $7.0 million par value and a subordinate $2.3 million par value mortgage revenue bond secured by Harden Ranch, a 100 unit multifamily residential property in Salinas, California. The senior mortgage revenue bond carries an annual interest rate of approximately 5.8% and matures on March 1, 2030. The subordinate mortgage revenue bond carries an annual interest rate of 5.5% for the first year and 8.0% for the second year and matures on March 1, 2016.

In February 2014, the Company acquired at par the senior $23.0 million par value mortgage revenue bond secured by Decatur Angle Apartments, a 302 unit multifamily residential property under construction in Fort Worth, Texas. The mortgage revenue bond carries an annual interest rate of 5.8% and matures on January 1, 2054.

In February 2014, the mortgage revenue bond secured by Lost Creek was redeemed for an amount greater than the outstanding principal and accrued base interest. This $18.5 million par value mortgage revenue bond had been acquired for approximately $15.9 million in May 2010. The Company received approximately $18.7 million for the Lost Creek mortgage revenue bond resulting in an approximate $2.8 million realized gain. This gain was Tier 2 income with approximately $2.1 million allocated to the unitholders and approximately $709,000 allocated to the General Partner.

In December 2013, the Partnership acquired seven mortgage revenue bonds. They are as follows:

•
The Partnership purchased an approximate $5.2 million par value Series A mortgage revenue bond with a stated interest rate of 6.25% per annum secured by Copper Gate Apartments, a 128 unit multifamily residential property in Lafayette, Indiana, maturing on December 1, 2029.

•
The Partnership purchased an approximate $6.1 million par value senior and an approximate $2.0 million par value subordinate mortgage revenue bonds with stated interest rates of 5.75% and 5.5% per annum, respectively. These mortgage revenue bonds are secured by Tyler Park Townhomes, an 88 unit multifamily residential property in Greenfield, California. The senior mortgage revenue bond matures on January 1, 2030 and the subordinate mortgage revenue bond matures on January 1, 2016.

•
The Partnership purchased an approximate $4.0 million par value senior and an approximate $1.4 million par value subordinate mortgage revenue bonds with stated interest rates of 5.75% and 5.5% per annum, respectively. These mortgage revenue bonds are secured by Westside Village, an 81 unit multifamily residential property in Shafter, California; The senior mortgage revenue bond matures on January 1, 2030 and the subordinate mortgage revenue bond matures on January 1, 2016.

•
The Partnership purchased an approximate $20.2 million par value Series A mortgage revenue bond with a stated interest rate of 6.25% per annum secured by The Palms at Premier Park Apartments, a 240 unit multifamily residential property in Columbia, South Carolina. This mortgage revenue bond matures on January 1, 2050.

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

In August 2013, the Partnership acquired a mortgage revenue bond secured by the Vantage at Harlingen Apartments, a 288 unit multifamily residential property located in Harlingen, Texas which is under construction. The Series C bond was purchased for approximately $6.7 million par value, carries a base interest rate of 9.0% per annum, and matures on October 1, 2053. The Partnership also acquired an approximate $1.3 million subordinate taxable bond which is recorded as an Other Asset. The Vantage at Harlingen Apartments has a construction loan with an unrelated bank and the Partnership’s mortgage revenue bonds are second lien borrowings to that construction loan.

Under the terms of a Forward Delivery Bond Purchase Agreement, the Partnership has agreed to purchase a new mortgage revenue bond between $18.0 million to approximately $24.7 million (“Harlingen Series B Bond”) secured by the Vantage at Harlingen Apartments which will be delivered by the mortgage revenue bond issuer once the property meets specific obligations and occupancy rates. The final amount of the Series B Bond will depend on the appraisal of the stabilized property. The Harlingen Series B Bond will have a stated annual interest rate of 6.0% per annum and bond proceeds must be used to pay off the construction loan to the bank and all or a portion of the $6.7 million subordinate Series C mortgage revenue bond. The Partnership accounts for the bond purchase commitment as an available-for-sale security and, as such, records the change in the estimated fair value of the bond purchase commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.  As of December 31, 2014, the Partnership estimated the value of this Bond Purchase Commitment and recorded in other assets an asset of approximately $1.4 million. As of December 31, 2013, the Partnership estimated the value of this Bond Purchase Commitment and recorded a liability of approximately $1.7 million.

During the first quarter of 2013, BC Partners contributed $6.5 million of capital into the Crescent Village, Willow Bend, and Post Woods (collectively, the “Ohio Properties”) which allowed the Company to recognize a sale of the discontinued operations (Note 10). As such, the Partnership is reporting the estimated fair value of the Ohio Properties’ mortgage revenue bonds as assets in the consolidated balance sheet for the first time in 2013.

In July 2013, the limited partner property owner contributed approximately $800,000 of additional capital into the Greens Property which allowed the Company to recognize a sale of the discontinued operations (Note 10). As such, the Partnership is reporting the estimated fair value of the Green Property mortgage revenue bonds as an asset in the consolidated balance sheet for the first time in 2013.

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

In June 2013, the Partnership acquired six mortgage revenue bonds secured by three properties located in San Antonio, Texas. The mortgage revenue bond purchases are as follows: approximately $5.9 million par value Series A and approximately $2.5 million par value Series B mortgage revenue bonds secured by the Avistar at the Oaks Apartments, a 156 unit multifamily residential property; approximately $3.1 million Series A and approximately $2.3 million Series B mortgage revenue bonds secured by the Avistar on the Hills Apartments, a 129 unit multifamily residential property; and approximately $5.5 million Series A and approximately $1.7 million Series B mortgage revenue bonds secured by Avistar in 09 Apartments, a 133 unit multifamily residential property. The three Series A mortgage revenue bonds each carry an annual interest rate of 6.0% per annum and mature on August 1, 2050. The three Series B mortgage revenue bonds each carry an annual base interest rate of 9.0% per annum and mature on September 1, 2050. The Partnership also acquired approximately $831,000 of taxable mortgage revenue bonds which also carry a base interest rate of 9.0% per annum and mature on September 1, 2050. On June 30, 2014 the Company finalized the restructuring of these six mortgage revenue bonds moving approximately $5.5 million in Series B mortgage revenue bonds to Series A mortgage revenue bonds. The par bond values reported on December 31, 2014 are as follows: approximately $7.8 million par value Series A and approximately $0.6 million par value Series B mortgage revenue bonds secured by the Avistar at the Oaks Apartments, a 156 unit multifamily residential property; approximately $5.4 million Series A mortgage revenue bonds secured by the Avistar on the Hills Apartments, a 129 unit multifamily residential property; and approximately $6.7 million Series A and approximately $0.5 million Series B mortgage revenue bonds secured by Avistar in 09 Apartments, a 133 unit multifamily residential property. The three Series A mortgage revenue bonds each carry an annual interest rate of 6.0% per annum and mature on August 1, 2050. The three Series B mortgage revenue bonds each carry an annual base interest rate of 9.0% per annum and mature on September 1, 2050. The Partnership also acquired approximately $831,000 of taxable mortgage revenue bonds which also carry a base interest rate of 9.0% per annum and mature on September 1, 2050. In connection with the mortgage revenue bond restructuring the Company loaned these entities approximately $526,000 to cover the costs of restructuring the mortgage revenue bonds (Note 9). The Company has determined that the entity which owns the three properties is an unrelated not-for-profit which under the accounting guidance is not subject to applying the VIE consolidation guidance. As a result, the properties’ financial statements are not consolidated into the consolidated financial statements of the Company.

On May 29, 2013 the Partnership received the Sheriff’s deed conveying title of the Woodland Park property to a wholly-owned subsidiary of the Partnership which settled the ongoing foreclosure of this mortgage revenue bond. Woodland Park became an MF Property upon title conveyance (Note 8). The Partnership is converting the property to a market rate rent execution to maximize its value but may look to turn it back to an affordable rental property and then seek to place new mortgage revenue bond financing on the property and acquire the bonds.

In April 2013, the Partnership acquired the Series C mortgage revenue bond secured by the Renaissance Gateway Apartments, a 208 unit multifamily residential property located in New Orleans, Louisiana for approximately $2.9 million par value. This property is undergoing a major rehabilitation and the Partnership has agreed to fund a total of approximately $8.6 million of a Series A mortgage revenue bond during construction which is estimated to be completed in August 2014. During the third and fourth quarter of 2013, the Partnership purchased $1.3 million par value Series B and $3.9 million par value Series A mortgage revenue bonds. During the first nine months of 2014, the Partnership purchased the remaining approximate $4.7 million par value Series A mortgage revenue bond. The Series C mortgage revenue bond carries a base interest rate of 12.0% per annum and matures on June 1, 2015. The Series A and Series B mortgage revenue bonds carry a base interest rate of 6.0% and 12.0% per annum, respectively, maturing on June 1, 2030. Upon completion of construction and stabilization, the approximate $2.9 million Series C bond will be paid back on the earlier of when the property receives its final equity contribution by the limited partner or June 1, 2015. At December 31, 2013 there was a Bond Purchase Commitment in place which the Partnership accounted for as an available-for-sale security and recorded the change in estimated fair value of the Bond Purchase Commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.  As of December 31, 2013, the Partnership estimated the value of this Bond Purchase Commitment and recorded a liability of approximately $600,000. There was no Bond Purchase Commitment in place at December 31, 2014.

The Partnership accounts for the remaining Bond Purchase Commitment as an available-for-sale security and, as such, records the change in estimated fair value of the Bond Purchase Commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.

In February 2013, the Partnership acquired six mortgage revenue bonds secured by three properties located in San Antonio, Texas. The bond purchases are as follows: approximately $13.8 million par value Series A and approximately $3.2 million par value Series B mortgage revenue bonds secured by the Avistar on the Boulevard, a 344 unit multifamily residential property; approximately $9.0 million Series A and approximately $2.0 million Series B mortgage revenue bonds secured by the Avistar at Chase Hill, a 232 unit multifamily residential property; and approximately $8.8 million Series A and approximately $1.7 million Series B mortgage revenue bonds secured by Avistar at the Crest, a 200 unit multifamily residential property. The three Series A mortgage revenue bonds each carry an annual interest rate of 6.0% per annum and mature on March 1, 2050. The three Series B mortgage revenue bonds each carry an annual base interest rate of 9.0% per annum and mature on April 1, 2050. The Partnership also acquired approximately $804,000 of taxable mortgage revenue bonds which also carry a base interest rate of 9.0% per annum and mature on April 1, 2050. On June 30, 2014 the Company finalized the restructuring of six mortgage revenue bonds moving approximate$4.7 million in Series B mortgage revenue bonds to Series A mortgage revenue bonds. The par bond values reported on September 30, 2014 are as follows: approximately $16.5 million par value Series A and approximately $0.5 million par value Series B mortgage revenue bonds secured by the Avistar on the Boulevard, a 344 unit multifamily residential property; approximately $10.0 million Series A and approximately $1.0 million Series B mortgage revenue bonds secured by the Avistar at Chase Hill, a 232 unit multifamily residential property; and approximately $9.7 million Series A and approximately $0.8 million Series B mortgage revenue bonds secured by Avistar at the Crest, a 200 unit multifamily residential property. The three Series A mortgage revenue bonds each carry an annual interest rate of 6.0% per annum and mature on March 1, 2050. The three Series B mortgage revenue bonds each carry an annual base interest rate of 9.0% per annum and mature on April 1, 2050. The Partnership also acquired approximately $804,000 of taxable mortgage revenue bonds which also carry a base interest rate of 9.0% per annum and mature on April 1, 2050. The Company has determined that the entity which owns the three Avistar properties is an unrelated not-for-profit which under the accounting guidance is not subject to applying the VIE consolidation guidance. As a result, the properties’ financial statements are not consolidated into the consolidated financial statements of the Company.

In December 2012, the Partnership purchased an approximate $6.0 million subordinate mortgage revenue bond and a $934,000 subordinate taxable bond both secured by the Vantage at Judson Apartments. This property is located in San Antonio, Texas and construction on this property was complete in the summer of 2014. Both bonds mature on February 1, 2053 and carry an annual cash interest rate of 9.0% per annum plus allow for an additional 3% per annum of interest calculated on the property’s cash flows after debt service. The Vantage at Judson Apartments has a construction loan with an unrelated Bank and the Partnership’s bonds are second lien borrowings to that construction loan. The property will have 288 units when construction is completed in the spring of 2014. The Company has determined that the entity which owns Vantage at Judson Apartments is an unrelated not-for-profit which under the accounting guidance is not subject to applying the VIE consolidation guidance. As a result, the property’s financial statements are not consolidated into the consolidated financial statements of the Company.

Under the terms of a Forward Delivery Bond Purchase Agreement, the Partnership has agreed to purchase a new mortgage revenue bond of up to $26.7 million (“Series B Bonds”) which will be delivered by the mortgage revenue bond issuer once the property meets specific obligations and occupancy rates. The Series B Bonds will have a stated annual interest rate of 6.0% per annum and bond proceeds must be used to pay off the construction loan to the Bank and all or a portion of the approximately $6.0 million subordinate mortgage revenue bond. The property is in the lease up phase and the Partnership has not terminated the purchase commitment. The Partnership accounts for the bond purchase agreement as an available-for-sale security and, as such, records the estimated value of the forward purchase commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.  As of December 31, 2014, the Partnership has estimated the value of this bond purchase commitment and recorded an asset in other assets of approximately $2.0 million. As of December 31, 2013, the Partnership estimated the value of this bond purchase commitment and recorded a liability of approximately $2.0 million.

The properties securing the Company’s mortgage revenue bonds are geographically dispersed throughout the United States with significant concentrations in California and Texas. As of December 31, 2014 and 2013, the concentration in California, as a percentage of principal outstanding, was approximately 18% and 27%. As of December 31, 2014 and 2013, the concentration in Texas, as a percentage of principal outstanding, was approximately 38% and 35%. The Live 929 property in Baltimore, Maryland represents approximately 10% of the outstanding principal of the mortgage revenue bonds as of December 31, 2014.

Descriptions of certain terms of the mortgage revenue bonds are as follows:

Property Name	Location	Maturity Date	Base Interest Rate	Principal Outstanding at Dec. 31, 2014

Arbors at Hickory Ridge (3)	Memphis, TN	12/1/2049	6.25%	$11,450,000
Ashley Square (1)	Des Moines, IA	12/1/2025	6.25%	5,159,000
Avistar on the Boulevard - Series A (3)	San Antonio, TX	3/1/2050	6.00%	16,525,000
Avistar at Chase Hill - Series A (3)	San Antonio, TX	3/1/2050	6.00%	10,000,000
Avistar at the Crest - Series A (3)	San Antonio, TX	3/1/2050	6.00%	9,700,000
Avistar (February 2013 Acquisition) - Series B (3 Bonds)	San Antonio, TX	4/1/2050	9.00%	2,175,000
Avistar at the Oak - Series A (3)	San Antonio, TX	8/1/2050	6.00%	7,800,000
Avistar in 09 - Series A (3)	San Antonio, TX	8/1/2050	6.00%	6,735,000
Avistar on the Hill - Series A (3)	San Antonio, TX	8/1/2050	6.00%	5,389,000
Avistar (June 2013 Acquisition) - Series B (3 Bonds)	San Antonio, TX	9/1/2050	9.00%	1,011,000
Bella Vista (1)	Gainesville, TX	4/1/2046	6.15%	6,490,000
Bridle Ridge (1)	Greer, SC	1/1/2043	6.00%	7,655,000
Brookstone (1)	Waukegan, IL	5/1/2040	5.45%	9,256,001
Bruton (2)	Dallas, TX	8/1/2054	6.00%	18,145,000
Copper Gate Apartments (3)	Lafayette, IN	12/1/2029	6.25%	5,220,000
Cross Creek	Beaufort, SC	3/1/2049	6.15%	8,422,997
Decatur Angle (2)	Fort Worth, TX	1/1/2054	5.75%	23,000,000
Glenview - Series A	Cameron Park, CA	12/1/2031	5.75%	4,670,000
Glenview - Series B	Cameron Park, CA	12/1/2016	5.50%	2,053,000
Greens of Pine Glen - Series A (3)	North Carolina	10/1/2047	6.50%	8,366,000
Greens of Pine Glen - Series B	North Carolina	10/1/2047	9.00%	945,638
Harden Ranch - Series A (3)	Salinas, CA	3/1/2030	5.75%	6,960,000
Harden Ranch - Series B	Salinas, CA	3/1/2016	5.50%	2,340,000
Heritage Square - Series A	Edinburg, TX	9/1/2051	6.00%	11,185,000
Heritage Square - Series B	Edinburg, TX	10/1/2051	12.00%	520,000
Lake Forest Apartments (1)	Daytona Beach, FL	12/1/2031	6.25%	8,886,000
Live 929 (2)	Baltimore, MD	7/1/2049	5.78%	40,245,000
Montclair - Series A	Lemoore, CA	12/1/2031	5.75%	2,530,000
Montclair - Series B	Lemoore, CA	12/1/2016	5.50%	928,000
Ohio Bond - Series A (1)	Ohio	6/1/2050	7.00%	14,407,000
Ohio Bond - Series B	Ohio	6/1/2050	10.00%	3,573,430
Pro Nova - 2014-1	Knoxville, TN	5/1/2034	6.00%	10,000,000
Pro Nova - 2014-2	Knoxville, TN	5/1/2025	5.25%	10,000,000
Renaissance - Series A	Baton Rouge, LA	6/1/2050	6.00%	8,550,000
Renaissance - Series B	Baton Rouge, LA	6/1/2050	12.00%	1,250,000
Renaissance - Series C	Baton Rouge, LA	6/1/2015	12.00%	2,875,000
Runnymede (1)	Austin, TX	10/1/2042	6.00%	10,440,000
Santa Fe - Series A	Hesperia, CA	12/1/2031	5.75%	3,065,000
Santa Fe - Series B	Hesperia, CA	12/1/2016	5.50%	1,671,000
Southpark (1)	Austin, TX	12/1/2049	6.13%	13,680,000
The Palms at Premier Park (3)	Columbia, SC	1/1/2050	6.25%	20,152,000

Property Name	Location	Maturity Date	Base Interest Rate	Principal Outstanding at Dec. 31, 2014

The Suites on Paseo (2)	San Diego, CA	12/1/2048	6.25%	$35,450,000
Tyler Park Townhomes - Series A(3)	Greenfield, CA	1/1/2030	5.75%	6,075,000
Tyler Park Townhomes - Series B	Greenfield, CA	1/1/2016	5.50%	2,025,000
Vantage at Judson	San Antonio, TX	2/1/2053	9.00%	6,049,000
Vantage at Harlingen	San Antonio, TX	9/1/2053	9.00%	6,692,000
Westside Village Market - Series A(3)	Shafter, CA	1/1/2030	5.75%	3,970,000
Westside Village Market - Series B	Shafter, CA	1/1/2016	5.50%	1,430,000
Woodlynn Village (1)	Maplewood, MN	11/1/2042	6.00%	4,390,000
				$409,506,066
(1) Bonds owned by ATAX TEBS I, LLC, Note 11
(2) Bond held by Deutsche Bank AG in a secured financing transaction, Note 11
(3) Bonds owned by ATAX TEBS II, LLC, Note 11

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
(1) Bonds owned by ATAX TEBS I, LLC, Note 11
(2) Bond held by Deutsche Bank AG in a secured financing transaction, Note 11

6. Public Housing Capital Fund Trust Certificates

In July 2012, the Company purchased 100% of the LIFERs in the PHC TOB Trusts which acquired approximately $65.3 million of PHC Certificates issued by three trusts (“PHC Trusts”) sponsored by DB. The assets held by the PHC Trusts consist of custodial receipts evidencing loans made to a number of public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by the United States Department of Housing and Urban Development (“HUD”) under HUD’s Capital Fund Program established under Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”). The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities’ respective obligations to pay principal and interest on their loans. The loans payable by the public housing authorities are not debts, nor guaranteed by the United States of America or HUD. Interest payable on the public housing authority debt held by the PHC Trusts is exempt from federal income taxes. The PHC Certificates issued by each of the PHC Trusts have been rated investment grade by Standard & Poor’s.
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

The Company determined that the three PHC TOB trusts are variable interest entities and that the Company was the primary beneficiary of each of the three PHC TOB trusts. As a result, the Company reports the PHC TOB Trusts on a consolidated basis and the SPEARS as debt financing. In determining the primary beneficiary of these specific VIEs, the Company considered who has the power to control the activities of the VIEs which most significantly impact their financial performance, the risks that the entity was designed to create, and how each risk affects the VIE. The indenture for the PHC TOB trusts stipulates that the Company has the sole right to cause the PHC TOB trusts to sell the PHC Certificates. If they were sold, the extent to which the VIEs will be exposed to gains or losses associated with variability in the PHC Certificates’ fair value arising from changes in municipal bond market rates therefore would result from decisions made by the Company.

The Company had the following investments in the PHC Certificates on December 31, 2014 and 2013:

Description of Public Housing Capital Fund Trust Certificates	Cost Adjusted for Amortization of Premium and Discounts	Unrealized Gain	Unrealized Loss	Estimated Fair Value at December 31, 2014

Public Housing Capital Fund Trust Certificate I	$27,414,100	$933,789	$—	$28,347,889
Public Housing Capital Fund Trust Certificate II	11,999,721	152,293	—	12,152,014
Public Housing Capital Fund Trust Certificate III	20,474,100	289,120	—	20,763,220
	$59,887,921	$1,375,202	$—	$61,263,123

Description of Public Housing Capital Fund Trust Certificates	Cost Adjusted for Amortization of Premium and Discounts	Unrealized Gain	Unrealized Loss	Estimated Fair Value at December 31, 2013

Public Housing Capital Fund Trust Certificate I	$27,979,527	$—	$(1,284,873)	$26,694,654
Public Housing Capital Fund Trust Certificate II	17,486,739	—	(1,083,235)	16,403,504
Public Housing Capital Fund Trust Certificate III	20,434,848	—	(1,476,627)	18,958,221
	$65,901,114	$—	$(3,844,735)	$62,056,379

Valuation - As all of the Company’s investments in PHC Certificates are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  As of December 31, 2014, the weighted average base rate of the PHC Trust Certificates was approximately 5.0% per annum. Due to the limited market for the PHC Certificates, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the certificates.  The estimates of the fair values of these PHC certificates is based on a yield to maturity analysis which begins with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts adjusted largely for unobservable inputs the General Partner believes would be used by market participants which includes adjustments for the fact that the PHC Certificates investment grade rating is below “AAA”. Management’s valuation encompasses judgment in its application and pricing as determined by pricing services, when available, is compared to Management’s estimates.  The PHC Certificates are “AA”, “A”, and “BBB” rated and the range of effective yields was 4.2% to 5.4% per annum at December 31, 2014.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these PHC Certificates which is the yield for a new issuance of a similarly structure security.  Assuming a 10% adverse change in that key assumption, the effective yields on the individual PHC Certificates would increase to a range of 4.7% to 6.0% per annum and would result in additional unrealized losses on the PHC Certificates of approximately $2.3 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider other information from external sources, such as pricing services.  The most recent update on the annual appropriations from HUD disclosed no significant changes in the program which means the underlying performance of the PHC Certificates will be in line with expectations until the next annual update. Further, there have been no downgrades in the investment grade rating of any of the three PHC Certificates noted since the investment was originally acquired in July 2012.

The following table sets forth certain information relating to the PHC Certificates held in the PHC TOB Trusts:

	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate over Life	Principal Outstanding December 31, 2014
Public Housing Capital Fund Trust Certificate I	10.25	AA-	5.33%	$25,980,780
Public Housing Capital Fund Trust Certificate II	9.72	A+	4.28%	12,429,186
Public Housing Capital Fund Trust Certificate III	10.81	BBB	5.42%	20,898,432
Total Public Housing Capital Fund Trust Certificates				$59,308,398

	Weighted Average Lives (Years)	Investment Rating	Weighted Average Interest Rate over Life	Principal Outstanding December 31, 2013
Public Housing Capital Fund Trust Certificate I	12.75	AA-	5.33%	$26,406,558
Public Housing Capital Fund Trust Certificate II	12.30	AA-	4.24%	17,959,713
Public Housing Capital Fund Trust Certificate III	13.30	BBB	5.41%	20,898,432
Total Public Housing Capital Fund Trust Certificates				$65,264,703

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

The Company determined that the six MBS TOB Trusts are variable interest entities and that the Company was the primary beneficiary of each of them. As a result, the Company reports the MBS TOB Trusts on a consolidated basis and the SPEARS as debt financing. In determining the primary beneficiary of these specific VIEs, the Company considered who has the power to control the activities of the VIEs which most significantly impact their financial performance, the risks that the entity was designed to create, and how each risk affects the VIE. The indenture for the MBS TOB Trusts stipulates that the Company has the sole right to cause the MBS TOB Trusts to sell the MBS. If they were sold, the extent to which the MBS TOB Trusts will be exposed to gains or losses associated with variability in the MBS’ fair value arising from changes in municipal bond market rates therefore would result from decisions made by the Company. Interest earned on the MBS held by the six MBS TOB Trusts is exempt from federal income taxes.

In May 2014, the Company sold a portion of the MBS TOB Trusts for an amount approximating the outstanding amortized cost. This approximately $3.7 million par value MBS had been acquired for approximately $3.8 million in November 2012 (Note 11).

In October 2014, the Company sold a portion of the MBS TOB Trusts for an amount approximating the outstanding amortized cost. The approximate $24.4 million par value of the MBS had been acquired for approximately $24.6 million in the fourth quarter of 2012 first half of 2013. The Company then collapsed the related MBS - TOB Trust 4 for approximately $6.0 million, MBS - TOB Trust 5 for approximately $5.3 million and MBS - TOB Trust 6 for approximately $7.8 million securitizing the related MBS. The Company’s approximate $19.1 million TOB financing facilities, which were the securitization of this MBS TOB Trusts, were paid off in full in connection with this sale (Note 11).

The carrying value of the Company’s MBS as of December 31, 2014 and 2013 are as follows:

Agency Rating of MBS (1)	Cost adjusted for amortization of premium	Unrealized Gain	Unrealized Loss	Estimated Fair Value at December 31, 2014
"AAA"	$5,304,974		$(250,624)	$5,054,350
"AA"	10,062,667		(275,459)	9,787,208
	$15,367,641	$—	$(526,083)	$14,841,558
(1) MBS are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

Agency Rating of MBS (1)	Cost adjusted for amortization of premium	Unrealized Gain	Unrealized Loss	Estimated Fair Value at December 31, 2013
“AAA”	$23,177,115	$—	$(3,069,555)	$20,107,560
“AA”	20,624,701	—	(2,886,600)	17,738,101
	$43,801,816	$—	$(5,956,155)	$37,845,661
(1) MBS are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

Valuation - The Company values each MBS based upon prices obtained from a third party pricing service, which are indicative of market activity. The valuation methodology of the Company’s third party pricing service incorporates commonly used market pricing methods, incorporates trading activity observed in the market place, and other data inputs. The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; geography; and prepayment speeds. Management analyzes pricing data received from the third party pricing service by comparing it to valuation information obtained from at least one other third party pricing service and ensuring they are within a tolerable range of difference which the Company estimates as 7.5%. Management also looks at observations of trading activity observed in the market place when available. At December 31, 2014, the range of effective yields on the individual MBS was 3.7% to 5.2% per annum.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of the MBS which is the effective yield on new issuances of similarly rated MBS.  Assuming a 10% adverse change in that key assumption, the effective yields on the MBS would increase to a range of 4.1% to 5.8% per annum and would result in additional unrealized losses on the bond portfolio of approximately $806,000.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  Pricing services and management’s analysis provide indicative pricing only. Certain of the MBS have been in an unrealized loss position for more than twelve months and management has concluded that there is no other-than-temporary impairment to record as the Company has the intent and ability to hold on to the MBS until either the estimated fair value rebounds or until maturity. In addition, there have been no downgrades to the investment grade rating levels of the MBS since their original acquisition dates.
The MBS are backed by residential mortgage loans and interest payable from the MBS is believed and expected to be exempt from federal income taxation. Description of certain terms of the Company’s MBS is as follows:

Agency Rating of MBS	Principal Outstanding December 31, 2014	Weighted Average Maturity Date	Weighted Average Coupon Interest Rate

"AAA"	$5,000,000	7/1/2032	4.60%
"AA"	9,765,000	7/9/2036	4.20%
	$14,765,000

Agency Rating of MBS	Principal Outstanding December 31, 2013	Weighted Average Maturity Date	Weighted Average Coupon Interest Rate

“AAA”	$22,710,000	12/9/2037	4.05%
“AA”	20,120,000	2/5/2037	4.00%
	$42,830,000

8.  Real Estate Assets

MF Properties

To facilitate its investment strategy of acquiring additional mortgage revenue bonds secured by MF Properties, the Company has acquired through its various subsidiaries 99% limited partner positions in three limited partnerships and 100% member positions in six limited liability companies that own the MF Properties. The financial statements of these properties are consolidated with those of the Company.  The general partners of these partnerships are unaffiliated parties and their 1% ownership interest in these limited partnerships is reflected in the Company’s consolidated financial statements as noncontrolling interests.  The Company expects each of these MF Properties to eventually be sold either to a not-for-profit entity or in connection with a syndication of LIHTCs. The Company expects to purchase mortgage revenue bonds issued by the new property owners as part of the restructuring.  As of December 31, 2014, the Company’s wholly-owned subsidiaries held interests in nine entities that own MF Properties containing a total of 2,163 rental units, one is located in Kansas, three are located in Nebraska, one is located in Kentucky, one is located in Indiana, one is located in Georgia, and two are located in Texas.

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
In March 2013, a wholly-owned subsidiary of the Company executed a 35-year ground lease with the University of Nebraska - Lincoln (“Lessor”) with an annual lease payment of $100. The leased property has a mixed-use development consisting of a 1,605 stall parking garage and 475 bed student housing mixed-use project constructed on it. The Lessor owns the parking garage for which it will contribute approximately $16.7 million to its construction. The Company owns the student housing complex ( “The 50/50”) which was fully constructed by August 1, 2014 for an approximate $33.8 million. The Company plans to restructure its ownership of The 50/50 into a mortgage revenue bond holding once the development has a sufficient history of operating results. To finance the construction of the student housing complex, the Company executed an interest-only loan and borrowed $25.5 million for a three year term at a variable interest rate which is the amount outstanding as of December 31, 2014. The $25.5 million loan requires principal payments beginning on April 1, 2016 and carries a maturity date of April 1, 2020(Note 12). The Company also secured a $4.3 million tax-incremental financing loan which is for a term of five years, carries a fixed interest rate of approximately 4.7% per annum, requires principal payments commencing after 24 months and has a balloon payment due at maturity, January 1, 2019.

The Company had the following investments in MF Properties as of December 31, 2014 and 2013:

MF Properties
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value at December 31, 2014
Arboretum	Omaha, NE	145	$1,748,502	$19,216,623	$20,965,125
Eagle Village	Evansville, IN	511	567,880	12,472,151	13,040,031
Glynn Place	Brunswick, GA	128	743,996	4,995,658	5,739,654
Meadowview	Highland Heights, KY	118	688,539	5,479,342	6,167,881
Residences of DeCordova	Granbury, TX	110	1,137,832	8,007,390	9,145,222
Residences of Weatherford	Weatherford, TX	76	1,942,229	5,724,456	7,666,685
The 50/50	Lincoln, NE	475	—	32,820,776	32,820,776
The Colonial	Omaha, NE	258	1,180,058	7,822,681	9,002,739
Woodland Park	Topeka, KS	236	1,265,160	14,167,096	15,432,256
					$119,980,369
Less accumulated depreciation (depreciation expense of approximately $4.8 million in 2014)					(14,108,154)
Balance at December 31, 2014					$105,872,215

MF Properties
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value at December 31, 2013
Arboretum	Omaha, NE	145	$1,739,554	$19,123,872	$20,863,426
Eagle Village	Evansville, IN	511	567,880	12,336,975	12,904,855
Glynn Place	Brunswick, GA	128	743,996	4,937,172	5,681,168
Meadowview	Highland Heights, KY	118	688,539	5,416,293	6,104,832
Residences of DeCordova	Granbury, TX	110	1,137,832	7,965,574	9,103,406
Residences of Weatherford	Weatherford, TX	76	1,927,701	5,695,600	7,623,301
The Colonial (f/k/a Maples on 97th)	Omaha, NE	258	1,180,058	7,613,668	8,793,726
Woodland Park	Topeka, KS	236	1,260,032	14,033,777	15,293,809
Construction work in process (The 50/50) (1)	Lincoln, NE	N/A	—	13,130,325	13,130,325
					$99,498,848
Less accumulated depreciation (depreciation expense of approximately $3.8 million in 2013)					(9,386,811)
Balance at December 31, 2013					$90,112,037
(1) The construction work in process represents pre-development architecture and engineering costs related to The 50/50 Student Housing at UNL, a 475 bed student housing project, which was built above a 1,605 parking stall garage to be constructed at the University of Nebraska-Lincoln.

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

The Colonial (f/k/a Maples on 97th) was acquired in August 2012. The table below shows the unaudited pro forma condensed consolidated results of operations of the Company as if the The Colonial and Woodland Park properties had been acquired at the beginning of the periods presented:

	For year ended December 31, 2013	For year ended December 31, 2012

Revenues	$47,562,142	$27,128,238
Net income (loss)	17,715,489	4,428,949
Net income (loss) allocated to unitholders	17,415,449	5,260,661
Unitholder’s interest in net income (loss) per unit (basic and diluted)	0.40	0.14

For the year ended December 2013, Woodland Park added approximately $1.0 million in total revenue and approximately $164,000 in net loss to the Company since the foreclosure on May 29, 2013.

For the year ended December 2012, the EAT (The Colonial, f/k/a Maples on 97th) added approximately $604,000 in total revenue and approximately $235,000 in net loss to the Company since it was acquired on August 29, 2012.

Consolidated VIE Properties

In addition to the MF Properties, the Company consolidates the assets, liabilities, and results of operations of the Consolidated VIEs in accordance with the guidance on consolidations.  Although the assets of the VIEs are consolidated, the Company has no ownership interest in the Consolidated VIEs other than to the extent they serve as collateral for the mortgage revenue bonds owned by the Partnership.  The results of operations of those properties are recorded by the Company in consolidation but any net income or loss from these properties does not accrue to the unitholders or the general partner, but is instead included in “Unallocated deficit of variable interest entities.”

The Company consolidated the following properties owned by the VIEs in continuing operations as of December 31, 2014 and 2013:

Consolidated VIEs
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value at December 31, 2014
Bent Tree Apartments	Columbia, SC	232	$986,000	$12,303,982	$13,289,982
Fairmont Oaks Apartments	Gainesville, FL	178	850,400	8,900,066	9,750,466
					23,040,448
Less accumulated depreciation (depreciation expense of approximately $940,000 in 2014)					(10,583,646)
					$12,456,802

Consolidated VIEs
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value at December 31, 2013
Bent Tree Apartments	Columbia, SC	232	$986,000	$12,097,419	$13,083,419
Fairmont Oaks Apartments	Gainesville, FL	178	850,400	8,845,020	9,695,420
					22,778,839
Less accumulated depreciation (depreciation expense of approximately $1.4 million in 2013)					(9,741,942)
					$13,036,897

Land Held for Investment and Development

During the fourth quarter of 2014, the Company purchased land in St. Petersburg, Florida for approximately $3.0 million which is held for investment and development. The Company had approximately $1.5 million in land held for investment and development at December 31, 2013 which was reported as an Asset available for sale in Other Asset on the balance sheet (Note 9). At December 31, 2014, the Company reported a total of approximately $4.5 million as land held for investment. The Company plans to develop this land into rental properties in the future.

9.  Other Assets

The Company had the following Other Assets as of dates shown:

	December 31, 2014	December 31, 2013
Property loans receivable	$22,191,515	$21,549,927
Less: Loan loss reserves	(7,098,814)	(7,023,814)
Deferred financing costs - net	4,659,104	2,503,679
Fair value of derivative contracts	267,669	888,120
Taxable bonds at fair value	4,616,565	4,075,953
Assets held for sale	—	1,465,000
Bond purchase commitment - fair value adjustment (Notes 4 & 16)	5,780,413	—
Other assets	885,075	899,426
Total Other Assets	$31,301,527	$24,358,291

In addition to the mortgage revenue bonds held by the Company, taxable property loans have been made to the owners of the properties which secure certain of the mortgage revenue bonds and are reported as Other Assets, net of allowance. The Company periodically, or as changes in circumstances or operations dictate, evaluates such taxable property loans for impairment. The value of the underlying property assets is ultimately the most relevant measure of the value to support the taxable property loan values. The Company utilizes a discounted cash flow model in estimating a property’s fair value. A number of different discounted cash flow models containing varying assumptions are considered. The various models may assume multiple revenue and expense scenarios, various capitalization rates and multiple discount rates. In estimating the property valuation, the most significant assumptions utilized in the discounted cash flow model were the same as those discussed in Note 2 above except the discount rate used to estimate the property valuation in the current year models was approximately 5.8% to 7.0%. The Company believes this represents a rate at which a multifamily, student, or senior citizen residential property could obtain current financing similar to the current existing outstanding bonds. Other information, such as independent appraisals, may be considered in estimating a property fair value. If the estimated fair value of the property after deducting the amortized cost basis of any senior mortgage revenue bond exceeds the principle balance of the property loan then no potential loss is indicated and no allowance for loan loss is needed.
In June 2014, the Company restructured twelve mortgage revenue bonds related to Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Avistar on the Hills Apartments, Avistar at the Oaks Apartments, and Avistar in 09 Apartments purchased in June and February 2013 (Note 4). In connection with the mortgage revenue bond restructuring the Company loaned these entities approximately $526,000 to cover the costs of restructuring the mortgage revenue bonds. These taxable loans have a stated interest rate of 12.0% per annum due monthly with any unpaid balance due on June 26, 2024 (Note 5).

In November 2013, the Company executed a loan agreement with Foundation for Affordable Housing, a not-for-profit borrower, for approximately $1.6 million. The proceeds from this loan were used to fund a portion of the not-for-profit borrower’s acquisition of Abbington at Stones River, a 96 unit multifamily residential property located in Tennessee. The term of the loan is approximately eighteen months and the stated interest rate is 9.0% per annum.

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

The following is a summary of the taxable loans, accrued interest and allowance on amounts due at December 31, 2014 and 2013 :

	December 31, 2014
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Interest Allowance	Net Taxable Loans
Arbors at Hickory Ridge	$191,264	$26,047	$—	$—	$217,311
Ashley Square	5,078,342	2,455,660	(3,596,342)	(2,455,660)	1,482,000
Avistar (February 2013 portfolio)	274,496	16,470	—	—	290,966
Avistar (June 2013 portfolio)	251,622	15,097	—	—	266,719
Cross Creek	6,976,087	2,084,804	(3,447,472)	(2,084,804)	3,528,615
Foundation for Affordable Housing	1,560,553	1,735	—	—	1,562,288
Greens Property	850,000	231,342	—	—	1,081,342
Lake Forest	4,618,704	2,599,613	(55,000)	(2,578,778)	4,584,539
Ohio Properties	2,390,447	894,044	—	(307,832)	2,976,659
	$22,191,515	$8,324,812	$(7,098,814)	$(7,427,074)	$15,990,439

	December 31, 2013
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Interest Allowance	Net Taxable Loans
Arbors at Hickory Ridge	$191,264	$12,979	$—	$—	$204,243
Ashley Square	5,078,342	2,053,415	(3,596,342)	(2,053,415)	1,482,000
Cross Creek	6,821,087	1,825,389	(3,372,472)	(1,825,389)	3,448,615
Foundation for Affordable Housing	1,603,083	13,989	—	—	1,617,072
Greens Property	876,000	130,563	—	(921)	1,005,642
Lake Forest	4,618,704	2,148,881	(55,000)	(2,128,046)	4,584,539
Ohio Properties	2,361,447	585,377	—	(186,706)	2,760,118
	$21,549,927	$6,770,593	$(7,023,814)	$(6,194,477)	$15,102,229

The Partnership received the Sheriff’s deed conveying title of Woodland Park to a wholly-owned subsidiary of the Partnership on May 29, 2013. Woodland Park is now reported as an MF Property and the approximate $1.3 million fully allowed taxable property loan was written off (Note 8).

The Partnership deconsolidated the VIE that owns the Lake Forest property during 2013 (Note 4).

In conjunction with the purchase of the mortgage revenue bond secured by The Palms at Premier Park Apartments the Company purchased a parcel of land for approximately $1.1 million. The Company is holding this land as an asset available for sale reported in Other Assets at December 31, 2013.

During 2014, the Partnership advanced additional funds to Cross Creek and the Ohio Properties of approximately $155,000 and $29,000, respectively. In addition, the Partnership received an approximate $43,000 and $26,000 of principal from FAH and the Greens Property, respectively, during 2014.

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

Based on the annual impairment analysis, a provision for loan loss and an associated loan loss reserve of $75,000 and $168,000 was recorded against the Cross Creek taxable property loan in the 2014 and 2013, respectively. There was no provision for loan loss or associated loan loss reserve during 2012.

In June 2013, the Partnership redeemed its interest in the Iona Lakes mortgage revenue bond for approximately $21.9 million. This redemption resulted in the realization of approximately $6.5 million in contingent interest income and approximately $4.6 million realized loss on taxable property loans.

The following is a detail of loan loss reserves for the years ended December 31:

	2014	2013	2012
Balance, beginning of year	$7,023,814	$12,272,671	$12,272,671
Realized loss on taxable loan - Iona Lakes	—	(4,557,741)	—
Provision for loan loss	75,000	168,000	—
Deconsolidation of VIEs	—	55,000	—
Write off due to foreclosure	—	(914,116)	—
Balance, end of year	$7,098,814	$7,023,814	$12,272,671

Accrued interest not recognized represents interest accrued that the Partnership has determined they are not reasonably assured of collecting. During 2014, the Partnership recorded loan loss reserves equal to the accrued interest on the Ashley Square, Cross Creek, Lake Forest, and the Ohio Properties loans. During 2013, the Partnership recorded loan loss reserves equal to the accrued interest on the Ashley Square, Cross Creek, the Greens Property, Iona Lakes, Lake Forest, the Ohio Properties and Woodland Park property loans. During 2012, the Partnership recorded loan loss reserves equal to the accrued interest on the Ashley Square, Cross Creek, Iona Lakes and Woodland Park property loans.

The Company, at December 31, 2013, reported an asset held for sale valued at an appraised value of $375,000, along with a receivable of approximately $711,000 representing amounts due from a project owner of Prairiebrook Village. In 2008 the Company foreclosed on the Prairiebrook Village bond and obtained a summary judgment against ownership. The Partnership placed liens on assets identified and garnished wages from the judgment parties. In 2009, the Company recorded a $700,000 provision for loan loss reserve against this judgment receivable. In February 2010, the Company was informed that bankruptcy protection may be sought by the judgment party. This reserve is $711,000 at December 31, 2014 and 2013, while the Company continues to pursue this receivable. The $375,000 asset is land held as an investment for future development and reported with the Real Estate Assets on December 31, 2014.

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

The deposit method of accounting for real estate sales required both the deferral of the gain from the real estate sale and also did not allow recognition of the interest payments by the Ohio Properties to the Company between June 2010 and the date of the equity contribution by BC Partners. In conjunction with the recognition of the real estate sale, approximately $3.5 million of interest has been recognized within investment income during 2013 which represents the interest payments received from the Ohio Properties between June 2010 and December 2012. In addition, the Partnership reported approximately $1.1 million in taxable note interest income received from the Ohio Properties and $250,000 guarantee fee from the general partner of the Ohio Properties during the first quarter of 2013 (Note 2). The net fixed assets and total assets of the Ohio Properties were zero at December 31, 2014 and 2013. The deposit method of accounting also deferred the recognition of the sale of the Ohio Properties and the purchase of the mortgage revenue bonds they secure in the consolidated statement of cash flows. As such, these transactions are being recognized in the consolidated statement of cash flows in the year ending December 31, 2013.

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

The July 2013 equity payment provided sufficient invested equity to recognize a real estate sale for accounting purposes and the Company recorded the sale of this discontinued operation. This gain on sale of discontinued operations was approximately $1.4 million. The deposit method of accounting for real estate sales required both the deferral of the gain from the real estate sale and also did not allow recognition of the interest payments by the Greens Property to the Company between October 2012 and the July 2013, the date of the second equity contribution by BC Partners. In conjunction with the recognition of the real estate sale, approximately $523,000 of interest has been recognized within investment income during 2013 which represents the interest payments received from the Greens Property between October 2012 and July 31, 2013. The net fixed assets and total assets of the Greens Property were zero at December 31, 2014 and 2013.

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

There were no assets and liabilities of discontinued operations to report at December 31, 2014 and 2013.

The following presents the revenues, expenses and income from discontinued operations:

	2013	2012
Rental Revenues	$807,924	$5,843,173
Expenses	542,703	5,017,505
Income from continuing operations of the discontinued operations	265,221	825,668
Gain on sale of discontinued operations	3,177,183	1,406,608
Net income from discontinued operations	$3,442,404	$2,232,276

There was no revenue, expenses, and income from discontinued operations to report for the year ended December 31, 2014.

11.  Debt Financing

As of December 31, 2014 and 2013, the Company’s outstanding debt financing totaled approximately $345.4 million and $257.3 million, respectively.

Other Financings

In March 2014, the Partnership obtained two $5.0 million unsecured revolving lines of credit. The first revolving line of credit carries a variable interest rate which was approximately 3.5% on the closing date and matures in March 2015. The second revolving line of credit also carries a variable interest rate which was approximately 3.4% on December 31, 2014 and matures in March 2016. On December 31, 2014, the Partnership had not borrowed funds on either line of credit. The lines of credit could be utilized to help with short-term working capital needs and to fund new investments during the periods of time that the Company is working with its lender to finalize new TOB financings of assets. This replaces the $10.0 million unsecured revolving line of credit held at December 31, 2013.

In February 2013, the Partnership obtained a debt facility secured by the Iona Lakes mortgage revenue bond with total available borrowings of up to $6.0 million. Any borrowed amount carried a fixed interest rate of 5.0% per annum and matured on January 25, 2014. On June 29, 2013 the Partnership retired this debt facility.

Tender Option Bond Financings

Description of the Tender Option Bond Financings	Outstanding Debt Financing at December 31, 2014	Year Acquired	Stated Maturity	Year End Rates
PHC Certificates-TOB Trust	$44,675,000	2012	June 2015	2.20%
MBS - TOB Trust 1	2,585,000	2012	April 2015	1.12%
MBS - TOB Trust 2	4,090,000	2012	April 2015	1.12%
MBS - TOB Trust 5	5,270,000	2012	April 2015	1.06%
The Suites on Paseo - TOB Trust	25,535,000	2013	June 2015	1.96%
TOB - Decatur Angle - TOB Trust	21,850,000	2014	October 2016	4.34%
Live 929 - TOB Trust	34,975,000	2014	July 2019	4.47%
Bruton Apartments - TOB Trust	17,250,000	2014	July 2017	4.55%
Pro Nova 2014-1 - TOB Trust	9,010,000	2014	July 2017	4.05%
Pro Nova 2014-2 - TOB Trust	9,010,000	2014	July 2017	4.05%
Total Debt Financing	$174,250,000

Description of the Tender Option Bond Financings	Outstanding Debt Financing at December 31, 2013	Year Acquired	Stated Maturity	Year End Rates
PHC Certificates-TOB Trust	$48,995,000	2012	June 2014	2.32%
Autumn Pines-TOB Trust	9,770,000	2011	July 2014	1.96%
MBS - TOB Trust 1	2,585,000	2012	April 2014	1.21%
MBS - TOB Trust 2	4,090,000	2012	April 2014	1.29%
MBS - TOB Trust 3	2,865,000	2012	April 2014	1.22%
MBS - TOB Trust 4	5,960,000	2012	April 2014	1.23%
MBS - TOB Trust 5	10,545,000	2012	April 2014	1.27%
Greens of Pine Glen - TOB Trust	5,700,000	2013	June 2014	2.40%
Arbors of Hickory Ridge - TOB Trust	7,000,000	2013	August 2014	2.40%
MBS - TOB Trust 6	7,825,000	2013	August 2014	1.02%
Avistar (February 2013 portfolio) - TOB Trust (2)	20,000,000	2013	June 2014	2.21%
Avistar (June 2013 portfolio) - TOB Trust (1)	13,210,000	2013	October 2014	2.21%
The Suites on Paseo - TOB Trust	25,750,000	2013	December 2014	1.96%
Total Debt Financing	$164,295,000
(1) Avistar at the Oaks Apartments, Avistar on the Hills Apartments, and Avistar in 09 Apartments is the collateral for the $20.0 million TOB Trust.
(2) Avistar at Chase Hill, Avistar at the Crest, and Avistar on the Boulevard is the collateral for the approximate $13.2 million TOB Trust.

In July 2011, the Company executed a Master Trust Agreement with DB which allows the Company to execute multiple TOB Trusts structures upon the approval and agreement of terms by DB. Under each TOB Trust structure issued through the Master Trust Agreement, the TOB trustee issues SPEARS and LIFERS. These SPEARS and LIFERS represent beneficial interests in the securitized asset held by the TOB trustee. The Company will purchase the LIFERS from each of these TOB Trusts which will grant them certain rights to the securitized assets. The Master Trust Agreement with DB has covenants with which the Company is required to maintain compliance. At December 31, 2014, the most restrictive covenant was that cash available to distribute for the trailing twelve months must be at least two times trailing twelve month interest expense. The Company was in compliance with all of these covenants as of December 31, 2014. If the Company were to be out of compliance with any of these covenants, it would trigger a termination event of the financing facilities. The Company expects to renew each of the TOB financing facilities at its discretion per the terms of the agreements. DB can require the posting of cash collateral under the terms of the Master Trust Agreement.

In October 2014, the Partnership executed two new TOB Trusts under its credit facility with DB securitizing the Pro Nova 2014-1 and 2014-2 mortgage revenue bonds borrowing approximately $9.0 million under each TOB Trust. The TOB Trust facility has an approximate 4.0% per annum fixed interest rate and will mature in July 1, 2017. Pursuant to the terms of this TOB trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS. The outstanding balance remains at approximately $18.0 million on December 31, 2014.

In August 2014, the Partnership executed a new TOB Trust under its credit facility with DB securitizing the Bruton Apartments mortgage revenue bond borrowing approximately $17.3 million. The TOB Trust facility has an approximate 4.6% per annum fixed interest rate and will mature in July 2017. Pursuant to the terms of this TOB trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS. The outstanding balance remains at approximately $17.3 million on December 31, 2014.

In July 2014, the Partnership executed a new TOB Trust under its credit facility with DB securitizing the Live 929 mortgage revenue bond borrowing approximately $35.0 million. The TOB Trust facility has an approximate 4.5% per annum fixed interest rate and will mature in July 2019. Pursuant to the terms of this TOB trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS. The outstanding balance is approximately $35.0 million on December 31, 2014.

In July 2014, the Partnership executed a new TOB Trust under its credit facility with DB securitizing the Decatur Angle mortgage revenue bond borrowing $21.9 million. The new TOB Trust facility will mature in October 2016. On the closing date the total fixed TOB Trust facility interest rate was approximately 4.3% per annum. Pursuant to the terms of this TOB trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS. This new TOB Trust replaced the March 2014 TOB Trust under its credit facility with DB which had securitized the Decatur Angle mortgage revenue bond borrowing $17.3 million. The outstanding balance is approximately $21.9 million on December 31, 2014.

In July 2014, a separate transaction occurred as a preliminary transaction to achieve the closing of the M31 TEBS Financing (discussed in the M31 TEBS Financing section in Note 11). DB purchased the SPEARS which securitized four TOB Trust facilities for approximately $45.9 million and approximately $26.5 million in the related residual LIFERS. DB held the ten mortgage revenue bonds that collateralized this transaction, the Greens Property, Arbors at Hickory Ridge, Avistar on the Boulevard, Avistar at Chase Hill, Avistar at the Crest, Avistar on the Hills Apartments, Avistar at the Oaks Apartments, and Avistar in 09 Apartments, until the M31 TEBS Financing facility closed on July 10, 2014.

In December 2013, the Company executed a new TOB Trust under its credit facility with DB securitizing The Suites on Paseo Series A mortgage revenue bond. The amount borrowed was approximately $25.8 million with a variable interest rate tied to SIFMA. The facility matures in June 2015. On the date of the closing the total fixed TOB Trust fee was approximately 1.6% per annum and the variable rate paid on the TOB Trust on the SPEARS was approximately 0.4% per annum resulting in a total cost of borrowing of approximately 2.0% per annum. The outstanding balance remains at approximately $25.5 million on December 31, 2014.

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

In the fourth quarter of 2012 through the second quarter of 2013, the Company purchased the LIFERS issued by the trustee over six additional TOB Trusts. The LIFERS entitle the Company to all principal and interest payments received by these TOB Trusts on the mortgage-backed securities after payments due to the holders of the SPEARS and trust costs (“MBS TOB Trusts”). The SPEARS represent senior interests in the MBS TOB Trusts and some have been credit enhanced by DB. The Company reports the MBS TOB Trusts on a consolidated basis as it has determined it is the primary beneficiary of these variable interest entities (Note 6). A summary of the six MBS TOB Trusts are as follows:

•
During fourth quarter of 2012, the Company purchased approximately $6.5 million of LIFERS from securitized MBS TOB Trusts with a par value of approximately $31.6 million of MBS. The MBS TOB Trusts also issued SPEARS of approximately $25.1 million to unaffiliated investors. A portion of this MBS was sold in 2014 and a portion of the TOB Trusts were settled in 2014. The approximate outstanding amount at December 31, 2014 is $12.0 million which will mature in April 2015. On the date of closing the total fixed TOB Trust fee was approximately 0.9% per annum and the variable rate paid on the SPEARS of approximately 0.4% per annum is tied to SIFMA which results in the total cost of borrowing of approximately 1.3% per annum.

•
In January 2013, the Company purchased an additional $540,000 of LIFERS from one of the five MBS TOB Trusts which is a securitization of MBS with a par value of $2.5 million. SPEARS of approximately $2.0 million were issued by the MBS TOB Trust.This MBS was sold in 2014 and the TOB Trust was settled in 2014.

•
In April 2013, the Company purchased approximately $2.2 million of LIFERS issued by a new MBS TOB Trust which is the securitization of MBS with a par value of approximately $10.0 million. The MBS TOB Trusts issued SPEARS of approximately $7.8 million to unaffiliated investors. This facility was sold in 2014 and the TOB Trust was settled in 2014.

In October 2014, the Company sold a portion of the MBS and collapsed the related MBS - TOB Trusts for an amount approximating the outstanding amortized cost. The Company collapsed MBS - TOB Trust 4 for approximately $6.0 million, MBS - TOB Trust 5 for approximately $5.3 million and MBS - TOB Trust 6 for approximately $7.8 million securitizing the related MBS. The Company’s approximate $19.1 million TOB financing facilities, which were the securitization of these MBS TOB Trusts, were paid off in full in connection with this sale (Note 7).

In May 2014, the Company sold a portion of the MBS and collapsed the related MBS - TOB Trust 3 securitizing the related MBS for approximately $3.7 million. The Company’s $2.9 million TOB financing facility, which was the securitization of this MBS TOB Trust, was paid off in full in connection with this sale (Note 7).

In April 2014, the mortgage revenue bond secured by Autumn Pines was sold for approximately $13.1 million. The Company’s $9.8 million TOB financing facility, which was the securitization of this mortgage revenue bond, was collapsed and paid off in full in connection with this sale (Note 5).

As of December 31, 2014, the Company has posted approximately $2.1 million of cash collateral in connection with the MBS TOB Trusts. This collateral is recorded as restricted cash in the consolidated financial statements. As of December 31, 2013, the Company had posted approximately $4.1 million of cash collateral in connection with the six MBS TOB Trusts. This collateral is recorded as restricted cash in the consolidated financial statements.

In July 2012, the Company purchased the PHC Certificate LIFERS issued by the PHC TOB Trusts for approximately $16.0 million and pledged the LIFERS to the trustee to secure certain reimbursement obligations of the Company as the holder of LIFERS. The Company is consolidating the PHC TOB Trust as it has determined it is the primary beneficiary of these variable interest entities. The PHC TOB Trusts issued SPEARS of approximately $49.0 million to unaffiliated investors. The SPEARS represent senior interests in the PHC TOB Trusts and have been credit enhanced by DB. The LIFERS entitle the Company to all principal and interest payments received by the PHC TOB Trusts on the $59.3 million of PHC Certificates held by it after payments due to the holders of the SPEARS and trust costs. Approximately $4.3 million was paid to reduce the outstanding balance during 2014. The amount owed to the SPEARS owners at December 31, 2014 is approximately $44.7 million. As of December 31, 2014 and 2013, the Company has posted approximately $400,000 of cash collateral in connection with one of the PHC TOB Trusts which is recorded as restricted cash.

As of December 31, 2014 and 2013, the total cost of borrowing for the PHC Certificates TOB financing facilities was approximately 2.2% and 2.3% per annum, respectively, and the weighted average cost of borrowing on the TOB financing facilities securitizing mortgage-backed securities was approximately 1.1% and 1.3% per annum, respectively. The Company’s total cost of borrowing under the TOB financing facilities collateralized by the mortgage revenue bonds was approximately 3.9% and 2.7% per annum as of December 31, 2014 and 2013, respectively. The Company accounts for these TOB transactions as secured financing arrangements.

TEBS Financings.

On July 10, 2014, the Partnership and its newly created consolidated subsidiary, ATAX TEBS II, LLC (“2014 Sponsor”), entered into a number of agreements relating to a new long-term debt financing facility provided through the securitization of thirteen mortgage revenue bonds, with a par value of approximately $118.4 million, owned by the the 2014 Sponsor pursuant to the M31 TEBS Financing. The M31 TEBS Financing facility essentially provides the Partnership with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term tax-exempt rates.

Effective July 1, 2014, the Partnership transferred the following mortgage revenue bonds to the 2014 Sponsor pursuant to the M31 TEBS Financing described above:

	Outstanding Bond Par Amounts
Description of Mortgage Revenue Bonds	December 31, 2014	July 1, 2014	Financial Statement Presentation
Arbors at Hickory Ridge	$11,450,000	$11,450,000	Mortgage revenue bond
Avistar at Chase Hill A Bond	10,000,000	10,000,000	Mortgage revenue bond
Avistar at the Crest A Bond	9,700,000	9,700,000	Mortgage revenue bond
Avistar at the Oaks A Bond	7,800,000	7,800,000	Mortgage revenue bond
Avistar in 09 A Bond	6,735,000	6,735,000	Mortgage revenue bond
Avistar on the Boulevard A Bond	16,525,000	16,525,000	Mortgage revenue bond
Avistar on the Hills A Bond	5,389,000	5,389,000	Mortgage revenue bond
Copper Gate Apartments	5,220,000	5,220,000	Mortgage revenue bond
Greens Property A Bond	8,366,000	8,396,000	Mortgage revenue bond
Harden Ranch A Bond	6,960,000	6,960,000	Mortgage revenue bond
The Palms at Premier Park Apartments	20,152,000	20,152,000	Mortgage revenue bond
Tyler Park Apartments A Bond	6,075,000	6,075,000	Mortgage revenue bond
Westside Village A Bond	3,970,000	3,970,000	Mortgage revenue bond
Total	$118,342,000	$118,372,000

The mortgage revenue bonds were then securitized by transferring these assets to Freddie Mac in exchange for Class A and Class B Freddie Mac Multifamily Variable Rate Certificates (collectively, the “M31 TEBS Certificates”). The M31 TEBS Certificates represent beneficial interests in the securitized assets held by Freddie Mac. The Class A TEBS Certificates were issued in an initial principal amount of approximately $94.7 million and were sold through a placement agent to unaffiliated investors. The Class B M31 TEBS Certificates were issued in an initial principal amount of approximately $23.7 million and were retained by the 2014 Sponsor. The gross proceeds from the M31 TEBS Financing were approximately $94.7 million. After the payment of transaction expenses, the Partnership received net proceeds from the M31 TEBS Financing of approximately $91.6 million. The Partnership applied approximately $72.4 million of these net proceeds to retire the short-term securitization that previously existed on these bonds and approximately $6.3 million to a stabilization escrow. The approximate $6.3 million is reported as restricted cash on the December 31, 2014 balance sheet.
The holders of the Class A M31 TEBS Certificates are entitled to receive regular payments of interest from Freddie Mac at a variable rate which resets periodically based on the weekly SIFMA floating index rate plus certain credit, facility, remarketing, and servicing fees (“Facility Fees”). As of closing, the SIFMA rate was equal to 0.04% per annum and the total Facility Fees were approximately 1.4% per annum, resulting in a total initial cost of borrowing of approximately 1.5% per annum. In order to mitigate its exposure to interest rate fluctuations on the variable rate M31 TEBS Financing, the 2014 Sponsor also entered into interest rate cap agreements with Barclays Bank PLC, the Royal Bank of Canada, and Sumitomo Mitsui Banking Corporation, each in an initial notional amount of approximately $31.6 million, which effectively limits the interest payable by the 2014 Sponsor on the Class A M31 TEBS Certificates to a fixed rate of 3.0% per annum on the combined notional amounts of the interest rate cap agreements through August 15, 2019.

The total Facility Fees are 1.4% per annum, and as of December 31, 2014, the SIFMA rate was equal to approximately 0.1% per annum resulting in a total cost of borrowing of approximately 1.5% per annum on the outstanding balance of the M31 TEBS Financing facility of approximately $94.7 million. The M31 TEBS Financing and the associated M31 TEBS Trust are presented as secured financings within the consolidated financial statements.
Payment of interest on the Class A M31 TEBS Certificates will be made from the interest payments received by Freddie Mac from the Bonds held by Freddie Mac on designated interest payment dates prior to any payments of interest on the Class B M31 TEBS Certificates held by the 2014 Sponsor. As the holder of the Class B M31 TEBS Certificates, the 2014 Sponsor is not entitled to receive interest payments on the Class B TEBS Certificates at any particular rate, but will be entitled to all payments of principal and interest on the Bonds held by Freddie Mac after payment of principal and interest due on the Class A M31 TEBS Certificates and payment of all Facility Fees and associated expenses. Accordingly, the amount of interest paid to the 2014 Sponsor on the Class B M31 TEBS Certificates is expected to vary over time, and could be eliminated altogether, due to fluctuations in the interest rate payable on the Class A M31 TEBS Certificates, Facility Fees, expenses, and other factors.

Freddie Mac guaranteed payment of scheduled principal and interest payments on the Class A M31 TEBS Certificates and also guaranteed payment of the purchase price of any Class A M31 TEBS Certificates that are tendered to Freddie Mac in accordance with their terms which cannot be remarketed to new holders within five business days.  The 2014 Sponsor is obligated to reimburse Freddie Mac for certain expenses, including any payments made by Freddie Mac under its guaranty. These obligations of the 2014 Sponsor are also guaranteed by the Partnership.  The Partnership also entered into various subordination agreements with Freddie Mac under which the Partnership has subordinated its rights and remedies with respect to the mortgage revenue and taxable bonds and taxable mortgage loans made by it to the owners of properties securing certain of the Bonds to the rights of Freddie Mac as the holder of the Bonds.

The term of the M31 TEBS Financing coincides with the terms of the assets securing the M31 TEBS Certificates, except the 2014 Sponsor may elect to purchase all (but not less than all) of the Bonds from Freddie Mac on either July 15, 2019 or July 15, 2024.  The 2014 Sponsor also retains a right to require a Bond to be released from Freddie Mac in the event of a payment default on the Bond which remains uncured for two consecutive scheduled payment dates or 60 days, whichever is shorter, by paying Freddie Mac the unpaid principal and accrued interest on the Bond plus a yield maintenance payment.  In addition, the 2014 Sponsor has a limited right to substitute new bonds for existing Bonds held by Freddie Mac in certain circumstances. Should the Partnership not elect to terminate the TEBS Financing on these dates the full term of the M31 TEBS Financing runs through the final principal payment date associated with the securitized bonds, or August 1, 2050.

As of September 1, 2010, the Partnership and its Consolidated Subsidiary ATAX TEBS I, LLC, entered into a number of agreements relating to a new long-term debt financing facility provided through the securitization of thirteen mortgage revenue bonds owned by the ATAX TEBS I, LLC (the “2010 Sponsor”) pursuant to the M24 TEBS Financing. The M24 TEBS Financing facility essentially provides the Partnership with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term tax-exempt rates.

Effective September 1, 2010, the Partnership transferred the following mortgage revenue bonds to ATAX TEBS I, LLC, a special purpose entity controlled by the Partnership pursuant to the M24 TEBS Financing. The par value of the mortgage revenue bonds included in this financing facility as of December 31, 2014 and 2013 are as follows:

	Outstanding Bond Par Amounts
Description of Mortgage
Revenue Bonds	December 31, 2014	December 31, 2013	Financial Statement Presentation
Ashley Square	$5,159,000	$5,212,000	Mortgage revenue bond
Bella Vista	6,490,000	6,545,000	Mortgage revenue bond
Bent Tree	7,465,000	7,542,000	Consolidated VIE
Bridle Ridge	7,655,000	7,715,000	Mortgage revenue bond
Brookstone	9,256,001	9,338,603	Mortgage revenue bond
Cross Creek	8,422,997	8,497,933	Mortgage revenue bond
Fairmont Oaks	7,266,000	7,355,000	Consolidated VIE
Lake Forest	8,886,000	8,997,000	Mortgage revenue bond
Runnymede	10,440,000	10,525,000	Mortgage revenue bond
South Park	13,680,000	13,795,000	Mortgage revenue bond
Woodlynn Village	4,390,000	4,426,000	Mortgage revenue bond
Ohio Series A Bond (1)	14,407,000	14,498,000	Mortgage revenue bond
Villages at Lost Creek	—	18,090,000	Mortgage revenue bond
Total	$103,516,998	$122,536,536
(1) Collateralized by Crescent Village, Post Woods and Willow Bend which are eliminated upon consolidation (Note 3)

The securitization of these mortgage revenue bonds occurred through two classes of certificates. The Class A TEBS Certificates were issued in an initial principal amount of $95.8 million and were sold through a placement agent to unaffiliated investors. The Class B TEBS Certificates were issued in an initial principal amount of $20.3 million and were retained by the Sponsor. The holders of the Class A TEBS Certificates are entitled to receive regular payments of interest from Freddie Mac at a variable rate which resets periodically based on the weekly Securities Industry and Financial Markets Association (“SIFMA”) floating index rate plus Facility Fees. As of December 31, 2014, the SIFMA rate was equal to 0.1% per annum resulting in a total cost of borrowing of approximately 2.0% per annum on the outstanding balance on the M24 TEBS Financing facility of $76.4 million. As of December 31, 2013, the SIFMA rate was equal to 0.1% per annum resulting in a total cost of borrowing of approximately 2.0% per annum on the outstanding balance on the M24 TEBS Financing facility of $93.0 million. At December 31, 2014 and 2013, the Partnership reported approximately $1.0 million and $727,000, respectively as restricted cash on the balance sheet.

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
The term of the M24 TEBS Financing facility coincides with the terms of the assets securing the TEBS Certificates, except that the Partnership may terminate the M24 TEBS Financing facility at its option on either September 15, 2017 or September 15, 2020. Should the Partnership not elect to terminate the M24 TEBS Financing facility on these dates, the full term of the M24 TEBS Financing facility runs through the final principal payment date associated with the securitized bonds, or July 15, 2050.
In February 2014, the mortgage revenue bond secured by Lost Creek was redeemed for an amount greater than the outstanding principal and accrued base interest. The Company received approximately $18.7 million for the Lost Creek mortgage revenue bond which was used to retire a portion of the M24 TEBS Financing facility.

The Company’s aggregate borrowings as of December 31, 2014 contractually mature over the next five years and thereafter as follows:

2015	$84,302,554
2016	24,561,861
2017	36,011,702
2018	2,300,657
2019	37,412,465
Thereafter	160,769,761
Total	$345,359,000

The Partnership’s strategic objective is to leverage its bond portfolio utilizing long term securitization financings with Freddie Mac through its TEBS program.  This strategy allows the Partnership to better match the duration of its assets and liabilities and to lock in a spread between its assets and liabilities.  The Partnership intends to refinance all of its maturing short term debt obligations with the proceeds of at least one additional TEBS financing.

12. Mortgages Payable

The Company reports the mortgage loans secured by certain MF Properties on its consolidated financial statements as Mortgages payable.  As of December 31, 2014, outstanding mortgage loans totaled approximately $76.7 million.   As of December 31, 2013, outstanding mortgage loans totaled approximately $57.1 million .

In June 2014, the Partnership refinanced the Eagle Village mortgage, extending the due date to September 1, 2015 and remitting a $400,000 principal payment.

In April 2014, the Company paid off in full the approximately $1.9 million mortgage which was collateralized by the Glynn Place Apartments, an MF Property.

In March 2014, the Partnership refinanced the Arboretum mortgage, extending the due date to March 28, 2017 with a fixed interest rate of 3.75% per annum.

In September 2013, the Partnership executed a $7.0 million promissory note related to the Woodland Park property. This promissory note carries a fixed interest rate of approximately 2.8% per annum plus 30-day London Interbank Offered Rate (“LIBOR”) which was approximately 0.2%per annum resulting in approximately 3.0% per annum at the date of closing which was extended to a August 1, 2017 maturity date. The Partnership has borrowed approximately $6.0 million as of December 31, 2014.
In April 2013, the Company executed an interest-only loan to borrow up to $25.5 million for a three year term at a variable interest rate secured by the student housing complex in Lincoln, Nebraska. As of December 31, 2014, the Company has borrowed approximately $25.5 million which requires principal payments beginning on April 1, 2016 and carries a maturity date of April 1, 2020 (Note 8). The Company also secured a $4.3 million tax-incremental financing loan which is for a term of five years, carries a fixed interest rate of approximately 4.7% per annum, requires principal payments commencing after 24 months and has a balloon payment due at maturity.

In February 2013, the Partnership obtained a $7.5 million loan secured by the The Colonial (f/k/a Maples on 97th) property. This loan is with an unrelated third party and carries a fixed annual interest rate of approximately 3.6% per annum maturing on February 10, 2016.

The following is a summary of the Mortgage Loans payable on MF Properties:

MF Property Mortgage Payables	Outstanding Mortgage Payable at December 31, 2014	Year Acquired	Stated Maturity	Effective Rate (1)

Arboretum	$17,182,764	2011	March 2017	3.75%
Eagle Village	8,224,671	2010	September 2015	4.35%
Residences of DeCordova	1,881,998	2008	June 2017	4.75%
Residences of Weatherford	6,043,673	2012	June 2017	4.75%
The 50/50 - Mortgage	25,500,000	2013	March 2020	3.25%
The 50/50 - TIF Loan	4,299,990	2014	December 2019	4.65%
The Colonial	7,500,000	2013	February 2016	3.55%
Woodland Park	6,074,738	2013	August 2017	2.96%
Total Mortgage Payable	$76,707,834

MF Property Mortgage Payables	Outstanding Mortgage Payable at December 31, 2013	Year Acquired	Stated Maturity	Effective Rate (1)

Arboretum	$17,500,000	2011	March 2014	5.32%
Eagle Village	8,828,435	2010	June 2014	4.04%
Glynn Place	1,845,058	2008	May 2014	2.81%
Residences of DeCordova	1,948,064	2012	February 2017	5.00%
Residences of Weatherford	6,268,311	2011	July 2015	5.90%
The 50/50	7,177,438	2013	March 2020	3.25%
The Colonial	7,500,000	2013	March 2016	3.47%
Woodland Park	6,020,014	2013	March 2014	2.97%
Total Mortgage Payable	$57,087,320

(1)  Represents the average effective interest rate, including fees, for the years ended December 31, 2014 and 2013 and excludes the effect of interest rate caps (Note 15).

The Company’s mortgages payable as of December 31, 2014, contractually mature over the next five years and thereafter as follows:

2015	$9,137,766
2016	8,366,349
2017	31,032,366
2018	797,312
2019	3,795,004
Thereafter	23,579,037
Total	$76,707,834

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

13. Issuances of Additional Beneficial Unit Certificates

In November 2013, a Registration Statement on Form S-3 was declared effective by the SEC under which the Partnership may offer up to $225.0 million of additional BUCs from time to time. In December 2013, the Partnership issued an additional 8,280,000 BUCs through an underwritten public offering at a public offering price of $6.25 per BUC pursuant to this new Registration Statement. Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $48.2 million after payment of an underwriter’s discount and other offering costs of approximately $3.5 million. In January and February 2014, the Partnership issued an additional 9,200,000 BUCs through an underwritten public offering at a public offering price of $5.95 per BUC pursuant to this Registration Statement. Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $51.3 million after payment of an underwriter’s discount and other offering costs of approximately $3.5 million.

In May 2012, the Partnership issued an additional 12,650,000 BUCs through an underwritten public offering at a public offering price of $5.06 per BUC under its previously filed Form S-3. Net proceeds realized by the Partnership from this issuance of these BUCs were approximately $60 million after payment of an underwriter’s discount and other offering costs of approximately $4.0 million.

14.  Transactions with Related Parties

A substantial portion of the Partnership’s general and administrative expenses and certain costs capitalized by the Partnership are paid by AFCA 2 or an affiliate and are reimbursed by the Partnership. The capitalized costs are typically incurred in connection with the acquisition or reissuance of certain mortgage revenue bonds, acquisition of PHC Certificates and MBS, debt financing transactions, and other capital transactions. The amounts in the following table represent cash payments to reimburse AFCA 2 or an affiliate for such expenses.

	2014	2013	2012
Reimbursable salaries and benefits	$1,599,294	$1,146,754	$1,320,968
Other expenses	975	3,488	6,221
Insurance	227,265	228,701	207,203
Professional fees and expenses	208,648	216,962	212,895
Consulting and travel expenses	1,697	434	3,390
	$2,037,879	$1,596,339	$1,750,677

AFCA 2 is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its mortgage revenue bonds, taxable loans collateralized by real property, and other investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. For the years ended December 31, 2014, 2013, and 2012, the Partnership paid administrative fees to AFCA 2 of approximately $2.0 million, $1.5 million, and $948,000, respectively.  In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these mortgage revenue bonds and totaled approximately $138,000, $144,000, and $133,000, in 2014, 2013, and 2012, respectively. Additionally, in connection with the sale of Eagle Ridge, the property paid accrued and deferred administrative fees to AFCA2 totaling approximately $71,000 in 2012. Although these third party administrative fees are not Partnership expenses, they have been reflected in the accompanying consolidated financial statements of the Company as a result of the consolidation of the VIEs.  Such fees are payable by the financed property prior to the payment of any contingent interest on the mortgage revenue bonds secured by these properties.  If the Partnership were to acquire any of these properties in foreclosure, it would assume the obligation to pay the administrative fees relating to mortgage revenue bonds on these properties.

AFCA 2 earns mortgage placement fees in connection with the acquisition of mortgage revenue bonds by the Company.  These mortgage placement fees were paid by the owners of the respective property or the third party seller of the respective bonds and, accordingly, have not been reflected in the accompanying consolidated financial statements because these properties are not considered Consolidated VIEs. In 2012, the Company executed an investment placement agreement with AFCA 2 in connection with the Company’s acquisition of the PHC Certificates. AFCA 2 received a fee of $653,000 in July 2012 from the Company in connection with this agreement which was recorded into the cost basis of the PHC Certificates and is being amortized against interest income on an effective yield basis. The Company executed separate investment placement agreements with AFCA 2 in connection with the Company’s acquisition of the Arbors at Hickory Ridge mortgage revenue bond and the acquisition of mortgage-backed securities. In connection with the Arbors of Hickory Ridge bond placement agreement, AFCA 2 received an origination fee of $100,000 which has been recorded into the cost basis of the mortgage revenue bond and is being amortized against interest income on an effective yield basis. In connection with the mortgage-backed securities agreement, AFCA 2 received an origination fee of approximately $316,000 which has been recorded into the cost basis of the mortgage-backed securities and is being amortized against interest income on an effective yield basis. These investment placement fees are consistent with the mortgage placement fees that AFCA 2 has earned in connection with the acquisition of mortgage revenue bonds by the Company. Investment/mortgage placement fees earned by AFCA 2 totaled approximately $1.7 million, $1.2 million, and $1.4 million, in 2014, 2013, and 2012, respectively.

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

An affiliate of AFCA 2, America First Property Management Company, L.L.C. (“Properties Management”) was retained to provide property management services for Ashley Square, Iona Lakes (bond sold in 2013), Arboretum, Bent Tree, Churchland (MF Property sold in 2012), Lake Forest, Fairmont Oaks, DeCordova, Eagle Ridge (MF Property sold in 2012), Eagle Village, The Colonial (f/k/a Maples on 97th), Meadowview, Crescent Village, Willow Bend, Post Woods, Glynn Place, Greens at Pine Glen, Cross Creek, Weatherford, and Woodland Park. The management fees paid to Properties Management amounted to approximately $1.3 million in 2014, $1.2 million in 2013, and $1.2 million in 2012. For the Consolidated VIEs, these management fees are not Partnership expenses but are recorded by each applicable VIE entity and, accordingly, have been reflected in the accompanying consolidated financial statements. Such fees are paid out of the revenues generated by the properties owned by the Consolidated VIEs prior to the payment of any interest on the mortgage revenue bonds and taxable loans held by the Partnership on these properties. For the MF Properties, these management fees are considered real estate operating expenses.

An affiliate of AFCA 2 acts as an origination advisor and consultant to the borrowers when mortgage revenue bonds and financing facilities are acquired by the Company. For 2014 and 2013, approximately $1.4 million and $752,000, respectively, in origination fees were paid to this affiliate by the borrower of certain acquired bonds and have not been reflected in the accompanying consolidated financial statements. In 2014, approximately $300,000 in consulting and origination fees were paid by the Company to this affiliate related to a mortgage revenue bond acquisition and the M31 TEBS Financing facility.

The owners of two limited-purpose corporations which own multifamily residential properties financed with mortgage revenue bonds and taxable loans held by the Company are employees of Burlington who are not involved in the operation or management of the Company and who are not executive officers or managers of Burlington.

15.  Interest Rate Derivatives

As of December 31, 2014, the Company has nine derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing. In addition, the Company entered into two interest rate swaps during 2014. The terms of the derivative agreements are as follows:

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

In July 2014, to mitigate its exposure to interest rate fluctuations on the variable rate M31 TEBS Financing, the Company entered into interest rate cap agreements with Barclays Bank PLC, the Royal Bank of Canada, and Sumitomo Mitsui Banking Corporation, each in an initial notional amount of approximately $31.6 million, which effectively limits the interest payable by the Company on the Class A M31 TEBS Certificates to a fixed rate of 3.0% per annum on the combined notional amounts of the interest rate cap agreements through August 15, 2019. The interest rate cap contracts cost approximately $991,000 and do not qualify for hedge accounting. Therefore, changes in the estimated fair value of the interest rate derivatives are included in earnings.
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

In July 2013, the Company purchased a new interest rate derivative with a notional amount of $93.3 million which represents the amount outstanding on the M24 TEBS Financing facility at August 1, 2013.  The maturity date of this interest rate derivative is September 1, 2017 and the effective capped interest rate is 1.5% per annum.  On July 30, 2013, the Company also sold a new interest rate derivative to the same counterparty which had the same notional amount of $93.3 million and an effective capped interest rate of 3.0% per annum.  The total cost of these two interest rate derivatives was approximately $800,000 and the derivative contracts do not qualify for hedge accounting, therefore, changes in the estimated fair value of the interest rate derivatives are included in earnings.  This interest rate corridor transaction effectively reduced the capped interest rate from 3.0% to 1.5% per annum on the M24 TEBS Financing facility through the maturity date of the interest rate derivative contracts. In August 2013, the Company executed a master netting agreement with DB, which is the counterparty to these interest rate derivative contracts and is also the provider of the Company’s TOB financing facilities. The Company was refunded $500,000 of posted cash collateral on the TOB financing facilities back upon the execution of this master netting agreement. There are no amounts reported on a net basis related to the Company’s interest rate derivative contracts as of December 31, 2014 and 2013.

The Company had previously entered into interest rate cap agreements with Barclays Bank PLC, Bank of New York Mellon and Royal Bank of Canada, each in an initial notional amount of approximately $31.9 million which effectively limits the interest payable by the Company on the M24 TEBS Financing facility to a fixed rate of 3.0% per annum on the combined notional amounts of the interest rate cap agreements through August 2017. The interest rate cap plus the Facility Fees payable to Freddie Mac result in a maximum potential cost of borrowing on the M24 TEBS Financing facility of 4.9% per annum.
In September 2014, the Company entered into two interest rate swap agreements with Deutsche Bank AG for a variable notional amount with effective dates of October 15, 2016 and April 15, 2017.  The notional amount and effective dates of these instruments will approximate the amounts invested in and timing of the completion of construction of the properties which collateralize the Decatur Angle and Bruton Apartments bonds, respectively.   These agreements swap the fixed rate per the bond agreement to a LIBOR based floating interest rate upon completion of construction of the underlying properties for a five year term from the respective effective date.  These interest rate swaps had no cost to the Company and do not qualify for hedge accounting.  There is no exchange of cash flows prior to the effective dates of the agreements.

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. Interest rate derivative expense, which is the result of marking the interest rate derivative agreements to fair value, resulted in an increase of approximately $2.0 million in interest expense for the year ended December 31, 2014, as compared to an increase of approximately $284,000 in interest expense for the year ended December 31, 2013. These interest rate derivatives are presented on the balance sheet in Other Assets.  The carrying value of these derivatives was approximately $268,000 and $888,000 as of December 31, 2014 and 2013, respectively.

16.  Fair Value of Financial Instruments

Current accounting guidance on fair value measurements establishes a framework for measuring fair value and provides expanded disclosures about fair value measurements. The guidance:

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

Investments in Mortgage Revenue Bonds.  The fair values of the Company’s investments in mortgage revenue bonds have each been based on a discounted cash flow and yield to maturity analysis performed by the General Partner.  There is no active trading market for the bonds and price quotes for the bonds are not available.  If available, the General Partner may also consider price quotes on similar bonds or other information from external sources, such as pricing services.  The estimates of the fair values of these bonds, whether estimated by the Company or based on external sources, are based largely on unobservable inputs the General Partner believes would be used by market participants.  Additionally, the calculation methodology used by the external sources and the Company encompasses the use of judgment in its application. To validate changes in the fair value of the Company’s investments in mortgage revenue bonds between reporting periods, management looks at the key inputs such as changes in the current market yields on similar bonds as well as changes in the operating performance of the underlying property serving as collateral for each bond. We validate that the changes in the estimated fair value of the mortgage revenue bonds move with the changes in these monitored factors. Given these facts the fair value measurement of the Company’s investment in mortgage revenue bonds is categorized as a Level 3 input.

Bond Purchase Commitments. The key inputs and methodology for determining the fair value of the forward bond purchase commitments are consistent with those used in determining the fair value of Investments in mortgage revenue bonds.  The fair market value of the Company’s investment in forward bond purchase commitments is an asset reported in Other Assets of approximately $10.6 million and a liability of approximately $4.9 million as of December 31, 2014 and 2013, respectively.  The estimated fair market value adjustments related to forward bond purchase commitments are categorized as Level 3 inputs which were recorded in other comprehensive income (loss) during the year ended December 31, 2014 and 2013, respectively.

Investment in Public Housing Capital Fund Trust Certificates. The fair value of the Company’s investment in Public Housing Capital Fund Trust Certificates has been based on a yield to maturity analysis performed by the General Partner. There is no active trading market for the trusts’ certificates owned by the Company but the General Partner will look at estimated values as determined by pricing services when available. The estimates of the fair values of these trusts’ certificates begin with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts adjusted largely for unobservable inputs the General Partner believes would be used by market participants. Additionally, the calculation methodology used by external pricing services and the Company encompasses the use of judgment in its application. We validate that the changes in the estimated fair value of Public Housing Capital Fund Trust Certificates move with the changes in the market yield rates of investment grade rated tax-exempt municipal bonds with similar length of terms. Given these facts the fair value measurement of the Company’s investment in Public Housing Capital Fund Trust Certificates is categorized as a Level 3 input.

Investment in Mortgage-Backed Securities. The fair value of the Company’s investment in mortgage-backed securities is based upon prices obtained from a third party pricing service, which are indicative of market activity. The valuation methodology of the Company’s third party pricing service incorporates commonly used market pricing methods, incorporates trading activity observed in the market place, and other data inputs. The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; geography; and prepayment speeds. Management analyzes pricing data received from the third party pricing service by comparing it to valuation information obtained from at least one other third party pricing service and ensuring they are within a tolerable range of difference which the Company estimates as 7.5%. Management also looks at observations of trading activity observed in the market place when available. Given these facts, the fair value measurements of the Company’s investment in mortgage-backed securities is categorized as Level 2 input.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2014
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage Revenue Bonds	$449,024,137	$—	$—	$449,024,137
Bond Purchase Commitments	5,780,413	—	—	5,780,413
Public Housing Capital Fund Trusts	61,263,123	—	—	61,263,123
MBS Investments	14,841,558	—	14,841,558	—
Taxable Mortgage Bonds	4,616,565	—	—	4,616,565
Interest Rate Derivatives	267,669	—	—	267,669
Total Assets at Fair Value	$535,793,465	$—	$14,841,558	$520,951,907

	For the Year Ended December 31, 2014
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Mortgage Revenue Bond Purchase Commitments	Public Housing Capital Fund Trust Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2014	$285,318,171	$(4,852,177)	$62,056,379	$4,075,953	$888,120	$347,486,446
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	—	—	(2,003,351)	(2,003,351)
Included in other comprehensive income	52,272,236	10,632,590	5,219,937	685,612	—	68,810,375
Purchases	142,794,827	—	—	—	—	142,794,827
Purchase interest rate derivative	—	—	—	—	1,382,900	1,382,900
Mortgage revenue bond and MBS sales and redemption	(30,464,798)	—	—	—	—	(30,464,798)
Settlements	(896,299)	—	(6,013,193)	(145,000)	—	(7,054,492)
Ending Balance December 31, 2014	$449,024,137	$5,780,413	$61,263,123	$4,616,565	$267,669	$520,951,907
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of December 31, 2014	$—	$—	$—	$—	$(2,003,351)	$(2,003,351)

	Fair Value Measurements at December 31, 2013
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage Revenue Bonds	$285,318,171	$—	$—	$285,318,171
Bond Purchase Commitments	(4,852,177)	—	—	(4,852,177)
Public Housing Capital Fund Trusts	62,056,379	—	—	62,056,379
MBS Investments	37,845,661	—	37,845,661	—
Taxable Mortgage Bonds	4,075,953	—	—	4,075,953
Interest Rate Derivatives	888,120	—	—	888,120
Total Assets at Fair Value	$385,332,107	$—	$37,845,661	$347,486,446

	For the Year Ended December 31, 2013
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Mortgage Revenue Bond Purchase Commitments	Public Housing Capital Fund Trust Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2013	$145,237,376	$—	$65,389,298	$1,524,873	$378,729	$212,530,276
VIE deconsolidation	8,795,630	—	—	—	—	8,795,630
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	—	—	(283,610)	(283,610)
Included in other comprehensive income	(18,011,590)	(4,852,177)	(3,276,398)	(231,920)	—	(26,372,085)
Ohio Properties' bonds after sale recognition	19,581,166	—	—	—	—	19,581,166
Greens Property's bonds after sale recognition	9,465,000	—	—	—	—	9,465,000
Purchases	148,624,000	—	—	2,918,000	—	151,542,000
Purchase interest rate derivative	—	—	—	—	793,001	793,001
Bond redemption	(16,052,849)	—	—	—	—	(16,052,849)
Bond foreclosure	(11,581,266)	—	—	—	—	(11,581,266)
Settlements	(739,296)	—	(56,521)	(135,000)	—	(930,817)
Ending Balance December 31, 2013	$285,318,171	$(4,852,177)	$62,056,379	$4,075,953	$888,120	$347,486,446
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of December 31, 2013	$—	$—	$—	$—	$(283,610)	$(283,610)

	Fair Value Measurements at December 31, 2012
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage Revenue Bonds	$145,237,376	$—	$—	$145,237,376
Public Housing Capital Fund Trusts	65,389,298	—	—	65,389,298
MBS Investments	32,121,412	—	32,121,412	—
Taxable Mortgage Bonds	1,524,873	—	—	1,524,873
Interest Rate Derivatives	378,729	—	—	378,729
Total Assets at Fair Value	$244,651,688	$—	$32,121,412	$212,530,276

	For the Year Ended December 31, 2012
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Public Housing Capital Bond Trusts	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2012	$135,695,352	$—	$774,946	$1,323,270	$137,793,568
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	—	(944,541)	(944,541)
Included in other comprehensive income	8,070,888	(568,335)	(23,402)	—	7,479,151
Purchases	32,660,864	65,985,893	934,000	—	99,580,757
Sale and restructuring of mortgage revenue bonds	(30,654,939)	—	—	—	(30,654,939)
Settlements	(534,789)	(28,260)	(160,671)	—	(723,720)
Ending Balance December 31, 2012	$145,237,376	$65,389,298	$1,524,873	$378,729	$212,530,276
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of December 31, 2012	—	$—	$—	$(944,541)	$(944,541)

Income and losses included in earnings for the periods shown above are included in interest expense.

The carrying amounts of cash and cash equivalents included in the consolidated balance sheets approximate fair value given the short-term nature of these financial instruments. The Company calculates a fair market value of each financial instrument using a discounted cash flow model based on the debt amortization schedules at the effective rate of interest for 2013. The estimated fair value of the Debt financing and Mortgages payable are in the Level 3 category of the fair value hierarchy. Below represents the fair market value of the debt held on the balance sheet for December 31, 2014 and 2013, respectively.

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Liabilities:
Debt financing	$345,359,000	$346,813,909	$257,274,000	$258,639,691
Mortgages payable	76,707,845	76,134,465	57,087,320	58,117,798

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

Certain of the MF Properties own multifamily residential properties that generated LIHTCs for the previous partners in these partnerships.  In connection with the acquisition of partnership interests in these partnerships by subsidiaries of the Company, the Company has agreed to reimburse the prior partners for any liabilities they incur due to recapture of these tax credits to the extent the recapture liability is due to the operation of the properties in a manner inconsistent with the laws and regulations relating to such tax credits after the date of acquisition. No amount has been accrued for this contingent liability because management believes that the likelihood of any payments being required there under is remote.

In December 2014, the Partnership entered into a Forward Delivery Bond Purchase Agreement (“Bond Purchase Commitment”) to purchase an approximately up to $20.0 million new mortgage revenue bond secured by a multifamily residential property, Villas at Plano Gateway Senior Living Apartments, under construction in Plano, Texas. The mortgage revenue bond will have a stated annual interest rate of 6.0% per annum and bond proceeds must be used to pay off the third party construction loan. The Partnership accounts for the Bond Purchase Commitment as an available-for-sale security and, as such, records any changes in estimated fair value of the Bond Purchase Commitment as an asset or liability with changes in such valuation recorded in other comprehensive income. At December 31, 2014, the Partnership has estimated the value of this Bond Purchase Commitment and recorded in other assets an asset of approximately $1.1 million.

In July 2014, the Partnership entered into a Bond Purchase Commitment agreeing to purchase up to approximately $9.9 million new mortgage revenue bond secured by a multifamily residential property, 15 West Apartments, under construction in Vancouver, Washington. The mortgage revenue bond will have a stated annual interest rate of 6.25% and bond proceeds must be used to pay off the third party construction loan. The Partnership accounts for the Bond Purchase Commitment as an available-for-sale security and records any changes in estimated fair value of the Bond Purchase Commitment as an asset or liability with changes in such valuation recorded in other comprehensive income. At December 31, 2014, the Partnership has estimated the value of this Bond Purchase Commitment and recorded in other assets an asset of approximately $809,000.

At December 31, 2014,the Partnership has two other Forward Bond Purchase Commitments (Vantage at Judson and Vantage at Harlingen) which are discussed in footnote 5.

The Company provided a guarantee on the $2.8 million mortgage obtained on the Abbington at Stones River, a 96 unit multifamily residential property located in Tennessee in addition to providing an approximately $1.6 million taxable property loan to Foundation for Affordable Housing, the not-for-profit owner of the property. Based on the historical financial performance of the property and its estimated fair value, the Company estimates there is no value to record for this mortgage guarantee.

In connection with the sale of the Greens Property, the Company entered into guarantee agreements with the BC Partners under which the Company has guaranteed certain obligations of the general partner of the Greens of Pine Glen limited partnership, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur. A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehabilitation, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure. No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote. The maximum exposure to the Company at December 31, 2014, under the guarantee provision of the repurchase clause is approximately $1.3 million which represents 75% of the equity contributed by BC Partners to date.

In connection with the Ohio Properties transaction in 2011, the Company entered into guarantee agreements with the BC Partners under which the Company has guaranteed certain obligations of the general partner of these limited partnerships, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur. A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehabilitation, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure. Even if a repurchase event should occur, 25% of the BC equity would remain in the Ohio Properties and thus BC, a third party, would have sufficient equity in the Ohio Properties for the Company to recognize the sale discussed in Note 9. No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote. The maximum exposure to the Company at December 31, 2014, under the guarantee provision of the repurchase clause is approximately $4.9 million which represents 75% of the equity contributed by BC Partners.

In June 2013, the Partnership executed a Bond Purchase Commitment agreeing to purchase an $8.0 million new mortgage revenue bond and a $500,000 taxable bond both secured by a multifamily residential property under construction, Silver Moon, in Albuquerque, New Mexico. The mortgage revenue bond will have a stated annual interest rate of 6.0% per annum, the taxable bond will have a stated rate of 12.0% per annum, and bond proceeds must be used to pay off the third party construction loan. The Partnership accounts for the Bond Purchase Commitment as an available-for-sale security and, as such, records the change in estimated fair value of the Bond Purchase Commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.  As of December 31, 2014, the Partnership has estimated the value of this Bond Purchase Commitment and recorded in other assets approximately $414,000. As of December 31, 2013, the Partnership estimated the value of this Bond Purchase Commitment and recorded a liability of approximately $600,000.

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

18. Subsequent Events

In January 2015, the Partnership acquired six mortgage revenue bonds. They are as follows:

•
The Partnership purchased an approximate $17.1 million par value Series 2015A and an approximate $2.1 million par value Series 2015B mortgage revenue bonds. These mortgage revenue bonds are secured by Concord at Gulfgate Apartments, an 288 unit multifamily residential property in Houston, Texas.

•
The Partnership purchased an approximate $12.5 million par value Series 2015A and an approximate $1.0 million par value Series 2015B mortgage revenue bonds. These mortgage revenue bonds are secured by Concord at Little York Apartments, an 276 unit multifamily residential property in Houston, Texas.

•
The Partnership purchased an approximate $18.0 million par value Series 2015A and an approximate $2.8 million par value Series 2015B mortgage revenue bonds. These mortgage revenue bonds are secured by Concord at Williamcrest Apartments, an 288 unit multifamily residential property in Houston, Texas.

These three Series A mortgage revenue bonds each carry an annual interest rate of 6.00% and mature on February 1, 2032. The three Series B mortgage revenue bonds each carry an annual interest rate of 12.0% maturing on March 1, 2032.

In February 2015, the Partnership executed three new TOB Trusts under its credit facility with DB securitizing the Concord at Gulfgate Apartments, Concord at Little York Apartments, and Concord at Williamcrest Apartments 2015A mortgage revenue bonds borrowing approximately $33.3 million under three TOB Trusts. Each TOB Trust facility has an approximate 2.8% per annum fixed interest rate and each will mature on February 19, 2018. Pursuant to the terms of this TOB trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS.

In February 2015, the Partnership posted $6.6 million to restricted cash to comply with the Master Trust Agreement with DB.

19. Recently Issued Accounting Pronouncements

In August 2014, the FASB issued a new financial accounting standard on going concern, Accounting Standards Update (or ASU) No. 2014-15, “Presentation of Financial Statements - Going Concern (Sub-Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The standard provides guidance about management’s responsibility to evaluate whether there is a substantial doubt about the organization’s ability to continue as a going concern. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early application permitted. We are currently assessing the impact of the adoption of this guidance on the consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. In addition, ASU 2014-08 requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. We are currently assessing the impact of the adoption of this guidance on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition guidance in Topic 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services. This standard is effective for interim and annual reporting periods beginning after December 15, 2016. We are currently assessing the impact of the adoption of this guidance on the consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” This ASU applies to all creditors who obtain physical possession (resulting from an in substance repossession or foreclosure) of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable. The ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (i) the amount of foreclosed residential real estate property held by the creditor and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-04 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We are currently assessing the impact of the adoption of this guidance on the consolidated financial statements.

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

Mortgage Revenue Bond Investments Segment
The Mortgage Revenue Bond Investments segment consists of the Company’s portfolio of federally mortgage revenue bonds which have been issued to provide construction and/or permanent financing for the Residential Properties and a commercial property.  Such mortgage revenue bonds are held as long-term investments.  As of December 31, 2014, the Company held fifty-three mortgage revenue bonds not associated with Consolidated VIEs and two mortgage revenue bonds associated with Consolidated VIEs which are bonds that are eliminated in consolidation on the Company’s financial statements. The Residential Properties financed by the 50 mortgage revenue bonds contain a total of 6,527 rental units. Three of the bonds’ properties are not operational and are under construction and two bonds are collateralized by commercial real estate (Note 5).

MF Properties Segment
The MF Properties segment consists of indirect equity interests in multifamily, student housing, and senior citizen residential properties which are not currently financed by mortgage revenue bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring.  In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties.  With the exception of the Ohio Properties and the Greens Property, the Partnership’s interests in its current MF Properties are not currently classified as Assets Held for Sale because the Partnership is not actively marketing them for sale, there is no definitive purchase agreement in existence that, under current guidance, can be recognized as a sale of real estate assets and, therefore, no sale is expected in the next twelve months.  As discussed above, the Ohio Properties and the Greens Property are reported as discontinued operations in 2013 (Note 10). During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.  Any such cash distribution will contribute to the Partnership’s CAD.  As of December 31, 2014, the Company consolidated the results of nine MF Properties containing a total of 2,163 rental units (Note 8).

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

The PHC Trusts segment consists of the assets, liabilities, and related income and expenses of the PHC Trusts. The Partnership consolidates the PHC Trusts due to its ownership of the LIFERS issued by the three PHC Trusts, which hold custodial receipts evidencing loans made to a number of local public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by the HUD under HUD’s Capital Fund Program established under the Capital Fund Program. This investment has been reported as part of the Partnership balance sheet and results of operations since acquired in July 2012 (Note 6).

The MBS segment consists of the assets, liabilities, and related income and expenses of the MBS TOB Trusts that the Company consolidated due to its ownership of the LIFERs issued by the MBS TOB Trusts. These MBS TOB Trusts are securitizations of state-issued mortgage-backed securities which are backed by residential mortgage loans. These investments were acquired during the fourth quarter of 2012 through the second quarter of 2013 and all but three MBS were sold in 2014 (Note 7).

Consolidated VIE segment
The Consolidated VIE segment consists of multifamily residential properties which are financed with mortgage revenue bonds held by the Partnership, the assets, liabilities and operating results of which are consolidated with those of the Partnership.  The mortgage revenue bonds on these Consolidated VIE properties are eliminated from the Company’s financial statements as a result of such consolidation, however, such bonds are held as long-term investments by the Partnership which continues to be entitled to receive principal and interest payments on such bonds.  The Company does not actually own an equity position in the Consolidated VIEs or their underlying properties.  As of December 31, 2014, the Company consolidated two VIE multifamily residential properties containing a total of 410 rental units (Note 4).

Management closely monitors and evaluates the financial reporting associated with and the operations of the Consolidated VIEs and the MF Properties and performs such evaluation separately from the other operations of the Partnership through interaction with the affiliated property management company which manages the multifamily residential properties held by the Consolidated VIEs and the MF Properties.

Management’s goals with respect to the properties constituting the Company’s Consolidated VIE and MF Properties reportable segments is to generate increasing amounts of net rental income from these properties that will allow them to (i) make all payments of base interest, and possibly pay contingent interest, on the properties included in the Mortgage Revenue Bond Investments segment and the Consolidated VIE segment, and (ii) distribute net rental income to the Partnership from the MF Properties segment until such properties can be refinanced with additional mortgage revenue bonds meeting the Partnership’s investment criteria.  In order to achieve these goals, management of these multifamily residential properties is focused on: (i) maintaining high economic occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties; and (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas.

The following table details certain key financial information for the Company’s reportable segments for the three years ended December 31:

	2014	2013	2012
Total revenues
Mortgage Revenue Bond Investments	$27,858,725	$27,766,013	$12,169,336
MF Properties	14,250,572	11,358,719	7,846,813
Public Housing Capital Fund Trust Certificates	3,038,819	3,261,611	1,624,534
Mortgage-Backed Securities	1,423,958	1,601,270	194,039
Consolidated VIEs	3,180,680	13,938,850	4,805,746
Consolidation/eliminations	(929,279)	(10,644,603)	(1,520,817)
Total revenues	$48,823,475	$47,281,860	$25,119,651

Interest expense
Mortgage Revenue Bond Investments	$7,379,830	$3,327,231	$3,510,182
MF Properties	2,319,928	2,152,010	1,439,370
Public Housing Capital Fund Trust Certificates	1,295,238	1,292,540	542,479
Mortgage-Backed Securities	403,653	463,555	38,964
Consolidated VIEs	2,254,786	3,221,000	3,240,306
Consolidation/eliminations	(2,254,786)	(3,221,000)	(3,240,306)
Total interest expense	$11,398,649	$7,235,336	$5,530,995

Depreciation expense
Mortgage Revenue Bond Investments	$—	$—	$—
MF Properties	4,801,533	3,804,499	2,485,365
Public Housing Capital Fund Trust Certificates	—	—	—
Mortgage-Backed Securities	—	—	—
Consolidated VIEs	940,057	1,367,204	1,544,346
Consolidation/eliminations	—	—	—
Total depreciation expense	$5,741,590	$5,171,703	$4,029,711

Income (loss) from continuing operations
Mortgage Revenue Bond Investments	$13,870,294	$14,491,581	$4,136,126
MF Properties	(938,151)	(1,837,076)	(1,065,819)
Public Housing Capital Fund Trust Certificates	1,714,968	1,940,459	1,067,749
Mortgage-Backed Securities	1,017,637	1,055,736	148,552
Consolidated VIEs	(1,987,839)	6,265,571	(3,285,896)
Consolidation/eliminations	1,352,279	(7,381,833)	1,763,050
Net income - America First Multifamily Investors, L. P.	$15,029,188	$14,534,438	$2,763,762

Net income (loss)
Mortgage Revenue Bond Investments	$13,870,294	$14,491,581	$4,136,126
MF Properties	(933,478)	1,343,405	617,263
Public Housing Capital Fund Trust Certificates	1,714,968	1,940,459	1,067,749
Mortgage-Backed Securities	1,017,637	1,055,736	148,552
Consolidated VIEs	(1,987,839)	6,265,571	(3,285,896)
Consolidation/eliminations	1,352,279	(7,381,833)	1,763,050
Net income - America First Multifamily Investors, L. P.	$15,033,861	$17,714,919	$4,446,844

	2014	2013	2012
Total assets
Mortgage Revenue Bond Investments	$698,637,412	$442,175,645	$357,606,420
MF Properties	101,696,234	83,580,479	51,379,479
Public Housing Capital Fund Trust Certificates	61,577,848	62,449,028	65,811,361
Mortgage-Backed Securities	15,101,309	38,427,654	32,488,363
Discontinued Operations	—	—	32,580,427
Consolidated VIEs	13,456,861	14,019,837	30,207,191
Consolidation/eliminations	(146,230,447)	(106,419,611)	(156,922,486)
Total assets	$744,239,217	$534,233,032	$413,150,755

Total partners' capital
Mortgage Revenue Bond Investments	$355,480,225	$231,042,138	$221,665,286
MF Properties	18,600,449	23,107,538	6,643,315
Public Housing Capital Fund Trust Certificates	16,803,457	13,336,761	16,720,915
Mortgage-Backed Securities	3,095,526	4,397,356	7,334,399
Consolidated VIEs	(23,499,616)	(21,511,776)	(22,480,214)
Consolidation/eliminations	(60,536,142)	(47,237,930)	(47,966,509)
Total partners' capital	$309,943,899	$203,134,087	$181,917,192

21.  Summary of Unaudited Quarterly Results of Operations

2014	March 31,	June 30,	September 30,	December 31,
Revenues	$13,200,840	$11,252,978	$11,842,949	$12,526,708
Income from continuing operations	6,046,726	3,658,083	3,304,680	2,019,699
Net income (loss) - America First Multifamily Investors, L.P.	$6,046,829	$3,658,457	$3,307,829	$2,020,746

Net income, basic and diluted, per unit	$0.10	$0.05	$0.06	$0.04

2013	March 31,	June 30,	September 30,	December 31,
Revenues	$12,944,409	$15,140,583	$9,764,177	$9,432,691
Net income (loss) from continuing operations	6,561,058	3,939,119	2,008,848	2,025,413
Net income from discontinued operations	1,933,019	166,887	1,342,498	—
Net income (loss) - America First Multifamily Investors, L.P.	$8,321,426	$3,955,160	$3,411,259	$2,027,074

Income (loss) from continuing operations, per unit	$0.15	$0.08	$0.05	$0.04
Income from discontinued operations, per unit	0.04	0.01	0.03	—
Net income (loss), basic and diluted, per unit	$0.19	$0.09	$0.08	$0.04

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A.  Controls and Procedures.

Evaluation of disclosure controls and procedures.  The Chief Executive Officer of the Company and Chief Financial Officer of The Burlington Capital Group LLC (in its capacity as the general partner of the general partner of the Partnership) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. The Chief Executive Officer and Chief Financial Officer have determined that there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report On Internal Control Over Financial Reporting

The Company’s management (including officers of the Burlington Capital Group LLC in its capacity as the general partner of the general partner of the Partnership) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of The Burlington Capital Group LLC (in its capacity as the general partner of the general partner of the Partnership), of the effectiveness of the Company’s internal control over financial reporting.  The Company’s management used the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation.  Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included below in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Partners of
America First Multifamily Investors, L.P.
Omaha, Nebraska

We have audited the internal control over financial reporting of America First Multifamily Investors, L.P. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 5, 2015 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

March 5, 2015
Omaha, Nebraska

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

Name	Position Held with Burlington	Position Held Since
Michael B. Yanney	Chairman Emeritus of the Board and Manager	2008/1984
Lisa Y. Roskens	Chairman of the Board and Manager	2008/1999
Mark A. Hiatt (1)	Chief Operating Officer	2010
Craig S. Allen	Chief Financial Officer	2015
Mariann Byerwalter	Manager (3)	1997
Dr. William S. Carter	Manager (3)	2003
Patrick J. Jung	Manager (2) (3)	2003
George H. Krauss	Manager	2001
Dr. Martin A. Massengale	Manager (2) (3)	1994
Dr. Gail Walling Yanney	Manager	1996
Clayton K. Yeutter	Manager (2) (3)	2001

(1)	Mr. Hiatt also holds the position of Chief Executive Officer of the Partnership.
(2)	Member of the Burlington Audit Committee. The Board of Managers has designated Mr. Jung as the “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of SEC Regulation S-K.
(3)	Determined to be independent under both Section 10A of the Exchange Act and the NASDAQ Marketplace Rules.

Michael B. Yanney, 81, Chairman Emeritus, served as Chairman of the Board of Managers of Burlington and its predecessors from 1984 through 2008. From 1977 until 1984, Mr. Yanney was principally engaged in the ownership and management of commercial banks. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as the chairman of the board of directors of America First Apartment Investors, Inc. and is a member of the boards of directors of Level 3 Communications, Inc. and Magnum Resources, Inc. Mr. Yanney is the husband of Dr. Gail Walling Yanney and the father of Lisa Y. Roskens.

Lisa Y. Roskens, 48, is Chief Executive Officer and President of Burlington, as well as being Chairman of the Board of Managers. From 1999 to 2000, Ms. Roskens was managing Director of Twin Compass, LLC. From 1997 to 1999, Ms. Roskens was employed by Inacom Corporation where she held the position of Director of Business Development and Director of Field Services Development. From 1995 to 1997, Ms. Roskens served as Finance Director for the U.S. Senate campaign of Senator Charles Hagel of Nebraska. From 1992 to 1995, Ms. Roskens was an attorney with the Kutak Rock LLP law firm in Omaha, Nebraska, specializing in commercial litigation. Ms. Roskens is the daughter of Michael B. Yanney and Gail Walling Yanney. Ms. Roskens also serves on the Board of Directors of America First Apartment Investors, Inc.

Mark Hiatt, 54, is Chief Executive Officer of the Company.  Mr. Hiatt has been employed by Burlington since 1987 in various capacities, and currently serves as the President of America First Real Estate Group, the real estate operating division of Burlington, in addition to performing his duties as the Chief Executive Officer and Acting Chief Financial Officer of the Partnership.  He has previously served as Chief Operating Officer and Chief Financial Officer of Burlington, and also as the Chief Operating Officer for America First Properties Management Company, L.L.C.  Prior to joining Burlington Capital Group, Mr. Hiatt was Director of Finance, from 1984 to 1987, for J.L. Brandeis & Sons and, from 1982 to 1984, he was a senior accountant with Arthur Andersen & Co. Mr. Hiatt has a Bachelor of Arts in Accounting and Finance from Hastings College and is a Certified Public Accountant.

Craig Allen, 56, is Chief Financial Officer of Burlington, and in that capacity also serves as the Chief Financial Officer of the Company. Mr. Allen was appointed by the Board of Managers of Burlington Capital Group LLC as Chief Financial Officer on January 8, 2015. Mr. Allen brings 20 years of experience working with public and privately traded companies with over 17 years in the financial services industry. From December 2010 to November 2014, he was previously Senior Vice President and Chief Financial Officer at ECMC Holdings, Oakdale, Minnesota, an $80 million privately held financial services company. Prior to that, from January 2001 to December 2010, Mr. Allen was Chief Financial Officer with XO Group, Inc. (NYSE: XOXO), a publicly traded global multi-media and technology company. Mr. Allen has a Bachelor of Science degree in Accounting from Northern Illinois University, DeKalb, Illinois. He also holds designations as a Certified Public Accountant (CPA), Chartered Global Management Accountant (CGMA), Certified Management Accountant (CMA) and International Financial Report Standards Certificate (IFRS).

Mariann Byerwalter, 54, is Chairman of JDN Corporate Advisory LLC. She was Vice President of Business Affairs and Chief Financial Officer of Stanford University from 1996 to 2001. Ms. Byerwalter was Executive Vice President of America First Eureka Holdings, Inc. (“AFEH”) and EurekaBank from 1988 to January 1996. Ms. Byerwalter was Chief Financial Officer and Chief Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996. She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987. She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice President in the bank’s Corporate Planning and Development Department. She was also on the Stanford Board of Trustees from 1992 to 1996 and was re-appointed to such in 2002. Ms. Byerwalter currently serves on the board of directors of LookSmart, Inc., Redwood Trust, Inc., SRI International, the PMI Group Inc., the Stanford Hospital and Clinics, the Lucile Packard Children’s Hospital and certain investment companies affiliated with Charles Schwab Corporation.

Dr. William S. Carter, 88, is retired from medical practice. He is a graduate of Butler University and Kansas University School of Medicine. He was appointed a diplomat of the American Board of Otorhinolaryngology. He was in private practice in Omaha, Nebraska and was Managing Partner for the Midwest ENT Group until his retirement in 1993.

Patrick J. Jung, CPA, 67, currently serves as the Chief Operating Officer of Surdell & Partners, LLC, an advertising company in Omaha, Nebraska. Prior to his position with Surdell & Partners LLC, Mr. Jung was a practicing certified public accountant with KPMG LLC for thirty years. During that period he served as a Partner for twenty years and as the Managing Partner of the Nebraska business unit for the last six years. Mr. Jung is also a member of the board of directors of Werner Enterprises, Inc., and serves on its audit and compensation committees. Werner, headquartered in Omaha, Nebraska, is a publicly traded transportation and logistics company engaged primarily in hauling truckload shipments of general commodities. Mr. Jung is a director and officer at the Omaha Zoological Society.

George H. Krauss, 73, was a consultant to Burlington from 1996 until 2010. From 2010 until present Mr. Krauss has been a Managing Director of Burlington. From 1972 to 1997, Mr. Krauss practiced law with Kutak Rock LLP, serving as such firm’s managing partner from 1983 to 1993, and, from 1997 to 2006, was Of Counsel to such firm. Mr. Krauss currently serves as the Chairman of the board of directors of MFA Mortgage Investments, Inc and serves on the board of directors of Core Bank and its predecessor Omaha State Bank. Mr. Krauss previously served on the board of directors of Gateway, Inc., from 1991 to October 2007, West Corporation, from January 2001 to October 2006, America First Apartment Investors, Inc., from January 2003 to September 2007, and infoGROUP, Inc., from December 2007 to July 2010. Mr. Krauss received a Juris Doctorate degree and a Masters of Business Administration degree from the University of Nebraska.

Dr. Martin A. Massengale, 81, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and a Foundation Distinguished Professor. Prior to becoming President Emeritus in 1994, he served as President from 1991 to 1994, as Interim President from 1989 to 1991, as Chancellor of the University of Nebraska Lincoln from 1981 until 1991, and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the Board of Directors of the Nebraska Historical Society Foundation, the Board of Trustees for the University of Nebraska Foundation, and the Board of Trustees of the Bryan Medical Center, including membership on its Audit and Compliance Committee.

Dr. Gail Walling Yanney, 78, is a retired physician. Dr. Yanney practiced anesthesiology and was the Executive Director of the Clarkson Foundation until October of 1995. In addition, she was a director of FirsTier Bank, N.A., Omaha, Nebraska, prior to its merger with First Bank, N.A. Dr. Yanney is the wife of Michael B. Yanney and the mother of Lisa Y. Roskens.

Clayton K. Yeutter, 84, is Senior Advisor, International Trade, Hogan & Lovells, LLP, a Washington D. C. law firm. From 1978 to 1985 he was President and Chief Executive Officer of the Chicago Mercantile Exchange. Mr. Yeutter also served as U.S. Trade Representative from 1985 to 1989, and as U.S. Secretary of Agriculture from 1989 to 1991. He has served in cabinet and sub-cabinet posts under four U.S. Presidents. He is a retiree from numerous corporate boards, including Caterpillar, ConAgra Foods, Texas Instruments, Weyerhaeuser, and Zurich Financial Services.  For several years he was chairman of the Oppenheimer Funds board.  Dr. Yeutter earned both his J.D. (law) and Ph.D. (agricultural economics) degrees from the University of Nebraska.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the managers and executive officers of Burlington and persons who own more than 10% of the Partnership’s BUCs to file reports of their ownership of BUCs with the SEC.  Such officers, managers and shareholders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such reports received by the Partnership and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Partnership believes that there was compliance for the year ended December 31, 2014 with all Section 16(a) filing requirements applicable to such executive officers, managers and beneficial owners of BUCs.

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

The Audit Committee held four meetings in 2014. The Audit Committee assists the Board of Managers in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The Audit Committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The Audit Committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the Audit Committee and Burlington’s management, as necessary.

Item 11. Executive Compensation.

Mark A. Hiatt is the Partnership’s only executive officer, but is an employee of Burlington rather than the Partnership. In addition, services are provided to the Partnership by officers of Burlington.  Under the terms of its Partnership Agreement, the Partnership is not allowed to provide any compensation to these executive officers or to reimburse AFCA 2 or Burlington for any compensation paid by Burlington to these officers.  As a result, we do not pay compensation of any nature to the persons who effectively act as our executive officers, including Mr. Hiatt, our Chief Executive Officer and Mr. Allen, our Chief Financial Officer.  Accordingly, no tabular disclosures regarding executive compensation, compensation discussion and analysis, compensation committee report or information regarding compensation committee interlocks is being provided in this Form 10-K.

The Board of Managers of Burlington effectively acts as the Partnership’s board of directors.  Although Burlington is not a public company and its securities are not listed on any stock market or otherwise publicly traded, its Board of Managers is constituted in a manner that complies with rules of the Securities and Exchange Commission and the NASDAQ Stock Market related to public companies with securities listed on the NASDAQ Global Select Market in order for the Company and its BUCs to comply with these rules.  Among other things, a majority of the Board of Managers of Burlington consists of managers who meet the definitions of independence under the rules of the SEC and the NASDAQ Stock Market.  These independent managers are Patrick J. Jung, Mariann Byerwalter, Martin A. Massengale, Clayton Yeutter, and William S. Carter.  During 2014, the Partnership paid Burlington a total of $206,500 in order to reimburse it for a portion of the fees it pays to these five independent managers as consideration for their services for Partnership matters.  We did not pay any other compensation of any nature to any of the managers of Burlington or reimburse Burlington for any other amounts representing compensation to its Board of Managers.

The following table sets forth the total compensation paid to the Managers of Burlington in fiscal 2014 for their services to the Partnership.

Manager Compensation

Name	Total Fees Earned or Paid in Cash ($)
Michael B. Yanney	—
Lisa Y. Roskens	—
Mariann Byerwalter	39,000
Dr. William S. Carter	42,250
Patrick J. Jung	45,500
George H. Krauss	—
Dr. Martin A. Massengale	42,250
Dr. Gail Walling Yanney	—
Clayton K. Yeutter	39,000

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a)  No person is known by the Partnership to own beneficially more than 5% of the Partnership’s BUCs.

(b)  Mr. Hiatt is the only executive officer of the Partnership. The other persons constituting management of the Partnership are officers and managers of Burlington.  The following table and notes set forth information with respect to the beneficial ownership of the Partnership’s BUCs by Mr. Hiatt and each of the Managers and executive officers of Burlington and by such persons as a group.  Unless otherwise indicated, the information is as of December 31, 2014, and is based upon information furnished to us by such persons.  Unless otherwise noted, all persons listed in the following table have sole voting and investment power over the BUCs they beneficially own and own such BUCs directly.  For purposes of this table, the term “beneficial owner” means any person who, directly or indirectly, has the power to vote, or to direct the voting of, a BUC or the power to dispose, or to direct the disposition of, a BUC or has the right to acquire BUCs within 60 days. The percentages in the table below are based on 60,252,928 issued and outstanding BUCs as of December 31, 2014.

Name	Number of BUCs Beneficially Owned	Percent of Class
Michael B. Yanney, Chairman Emeritus and Manager of Burlington	512,159 (1)	*
Lisa Y. Roskens, Chairman, President, Chief Executive Officer and Manager of Burlington	464,992 (2)	*
Mark A. Hiatt, Chief Executive Officer of the Partnership	49,135	*
Craig S. Allen, Chief Financial Officer of Burlington	—	—
Mariann Byerwalter, Manager of Burlington	—	—
Dr. William S. Carter, Manager of Burlington	—	—
Patrick J. Jung, Manager of Burlington	17,000	*
George H. Krauss, Manager of Burlington	177,349	*
Dr. Martin A. Massengale, Manager of Burlington	2,500	*
Dr. Gail Walling Yanney, Manager of Burlington	512,159 (3)	1%
Clayton K. Yeutter, Manager of Burlington	6,000	*
All current executive officers and Managers of Burlington as a group (11 persons)	764,143	1%
*denotes ownership of less than 1%.

(1) Amount includes 464,992 BUCs held by the Burlington Capital Group LLC.  Mr. Yanney has a beneficial ownership interest in, and is a Manager and Chairman Emeritus of the Burlington Capital Group, LLC and is deemed to have a pecuniary interest in the Beneficial Unit Certificates due to his ownership interest in The Burlington Capital Group, LLC.
(2)  Consists of 464,992 BUCs held by the Burlington Capital Group LLC.  Ms. Roskens has a beneficial ownership interest in, and is a Manager, Chairman, President, and Chief Executive Officer of the Burlington Capital Group, LLC and is deemed to have a pecuniary interest in the Beneficial Unit Certificates due to her ownership interest in The Burlington Capital Group, LLC.
(3) Amount includes 464,992 BUCs held by the Burlington Capital Group LLC.  Dr. Yanney has a beneficial ownership interest in, and is a Manager of the Burlington Capital Group, LLC and is deemed to have a pecuniary interest in the Beneficial Unit Certificates due to her ownership interest in The Burlington Capital Group, LLC.

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

Except as described in Note 14 to the Company’s Financial Statements filed in response to Item 8 of this report, the Partnership is not a party to any transaction or proposed transaction with AFCA 2, Burlington or with any person who is: (i) a manager or executive officer of Burlington or any general partner of AFCA 2; (ii) a nominee for election as a manager of Burlington; (iii) an owner of more than five percent of the BUCs; or, (iv) a member of the immediate family of any of the foregoing persons. The disclosures set forth in Note 14 of the Company’s financial statements filed in response to Item 8 of this report are incorporated by reference herein.

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

The following table sets forth the aggregate fees billed by Deloitte & Touche LLP with respect to audit and non-audit services for the Company during the years ended December 31, 2014 and 2013:

	2014	2013
Audit Fees (1)	$444,700	$378,199
Audit-Related Fees (2)	38,500	95,250
Tax Fees (3)	5,155	1,722
All Other Fees	—	—

(1)
Audit Fees- Includes fees and expenses for professional services rendered for the audit of the Company’s annual financial statements and internal control over financial reporting and reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during 2014 and 2013.

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

Item 15.  Exhibits and Financial Statement Schedules.

(a)  The following documents are filed as part of this report:

1.  Financial Statements. The following financial statements of the Company are included in response to Item 8 of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets of the Company as of December 31, 2014 and 2013.

Consolidated Statements of Operations of the Company for the years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Comprehensive Income (Loss) of the Company for the years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Partners’ Capital of the Company for the years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Cash Flows of the Company for the years ended December 31, 2014, 2013 and 2012.

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

10.9 Sale and Assignment Agreement by and between the Registrant and ATAX TEBS I, LLC, dated September 1, 2010 (incorporated by reference herein to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010)
10.10 Custody Agreement by and between ATAX TEBS I, LLC and The Bank of New York Mellon Trust, N.A., dated September 1, 2010 (incorporated by reference herein to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010).
10.11 Bond Exchange, Reimbursement, Pledge and Security Agreement by and between ATAX TEBS I, LLC and Federal Home Loan Mortgage Corporation, dated September 1, 2010 (incorporated by reference herein to Exhibit 10.3 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010).
10.12 Series Certificate Agreement by and between Federal Home Loan Mortgage Corporation, in its corporate capacity, and Federal Home Loan Mortgage Corporation, in its capacity as Administrator, dated September 1, 2010 with respect to Freddie Mac Multifamily Variable Rate Certificates Series M024 (incorporated by reference herein to Exhibit 10.4 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010).
10.13 The Limited Support Agreement between the Registrant and Federal Home Loan Mortgage Corporation, dated as of September 1, 2010 (incorporated by reference herein to Exhibit 10.5 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010).
10.14 Rate Cap Agreement between ATAX TEBS I, LLC and Barclays Bank, PLC, dated as of September 1, 2010 (incorporated by reference herein to Exhibit 10.6 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010).
10.15 Rate Cap Agreement between ATAX TEBS I, LLC and Bank of The New York Mellon dated as of September 1, 2010 (incorporated by reference herein to Exhibit 10.7 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010).
10.16 Rate Cap Agreement between ATAX TEBS I, LLC and Royal Bank of Canada, dated as of September 1, 2010 (incorporated by reference herein to Exhibit 10.8 to Form 8-K (No. 000-24843), filed by the Partnership on September 8, 2010).
10.17 Investment Placement Agreement, dated June 15, 2012, between the Company and America First Capital Associates Limited Partnership Two (incorporated by reference herein to Exhibit 10.1 to Form 10-Q (No. 000-24843), filed by the Partnership on August 8, 2012).

10.18 Investment Placement Agreement, dated June 29, 2012, between the Company and America First Capital Associates Limited Partnership Two (incorporated by reference herein to Exhibit 10.1 to Form 10-Q (No. 000-24843), filed by the Partnership on November 9, 2012).
10.19 Investment Placement Agreement, dated October 1, 2012, between the Company and America First Capital Associates Limited Partnership Two (incorporated by reference herein to Exhibit 10.11 to Form 10-K (No. 000-24843), filed by the Partnership on March 8, 2013).
10.20 Developer and Construction Manager Agreement dated April 2, 2013 by and among America First Real Estate Group, LLC, America First Construction Services, LLC, and AF-18R-Lincoln, LLC (incorporated herein by reference to Exhibit 10.1 to Form 10-Q (No. 000-24843), filed by the Partnership on August 9, 2013).
10.21 Underwriting Agreement dated May 30, 2012, among Deutsche Bank Securities Inc. and RBC Capital Markets, LLC, as representatives of the underwriters named therein, and the Partnership (incorporated herein by reference to Exhibit 1.1 to Form 8-K (No. 000-24843), filed by the Partnership on May 31, 2012).

10.22 Underwriting Agreement dated November 26, 2013 between Deutsche Bank Securities Inc., as representative of the underwriters named therein, and the Partnership (incorporated herein by reference to Exhibit 1.1 to Form 8-K (No. 000-24843), filed by the Partnership on November 26, 2013).

10.23 Underwriting Agreement dated January 28, 2014 between Deutsche Bank Securities Inc., as representative of the underwriters named therein, and the Partnership (incorporated herein by reference to Exhibit 1.1 to Form 8-K (No. 000-24843), filed by the Partnership on January 28, 2014).

21 Listing of Subsidiaries

23.1  Consent of Deloitte & Touche LLP.

24.1  Powers of Attorney.

31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 The following materials from the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) the  Consolidated Statements of Operations for the years ended December 31, 2014, 2013, and 2012, (iii) the  Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013, and 2012, (iv) the Consolidated Statements of Partners’ Capital for the years ended December 31, 2014, 2013,and 2012, (v)the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012 and (vi) Notes to Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
By	America First Capital Associates
Limited Partnership Two,
General Partner of the Partnership

By	The Burlington Capital Group LLC,
General Partner of
America First Capital Associates
Limited Partnership Two

Date:	March 5, 2015
By	/s/ Mark A. Hiatt
Mark A. Hiatt
Chief Executive Officer
America First Multifamily Investors, L.P.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 5, 2015	By	/s/ Michael B. Yanney*
Michael B. Yanney,
Chairman Emeritus of the Board and
Manager of Burlington Capital Group LLC

Date:	March 5, 2015	By	/s/ Lisa Y. Roskens*
Lisa Y. Roskens
Chairman of the Board, President, Chief Executive Offer and
Manager of Burlington Capital Group LLC

Date:	March 5, 2015	By	/s/ Mark A. Hiatt
Mark A. Hiatt,
Chief Executive Officer of the Registrant
(Principal Executive Officer)

Date:	March 5, 2015	By	/s/ Craig S. Allen
Craig S. Allen
Chief Financial Officer of The Burlington Capital Group LLC
(Principal Financial Officer and Principal Accounting Officer)

Date:	March 5, 2015	By	/s/ Mariann Byerwalter*
Mariann Byerwalter,
Manager of The Burlington Capital Group LLC

Date:	March 5, 2015	By	/s/ William S. Carter*
William S. Carter,
Manager of The Burlington Capital Group LLC

Date:	March 5, 2015	By	/s/ Patrick J. Jung*
Patrick J. Jung,
Manager of The Burlington Capital Group LLC

Date:	March 5, 2015	By	/s/ George H. Krauss*
George H. Krauss,
Manager of The Burlington Capital Group LLC

Date:	March 5, 2015	By	/s/ Martin A. Massengale*
Martin A. Massengale,
Manager of The Burlington Capital Group LLC

Date:	March 5, 2015	By	/s/ Gail Walling Yanney*
Gail Walling Yanney,
Manager of The Burlington Capital Group LLC

Date:	March 5, 2015	By	/s/ Clayton K. Yeutter*
Clayton K. Yeutter,
Manager of The Burlington Capital Group LLC

*By Craig S. Allen,
Attorney-in-Fact

By /s/ Craig S. Allen
Craig S. Allen