Form 10-Q
period 2015-03-31
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2015-05-07
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1A	Risk Factors	60
Item 6	Exhibits	60

SIGNATURES	61

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

These forward-looking statements are subject to various risks and uncertainties, including those relating to:

•	current maturities of our financing arrangements and our ability to renew or refinance such financing arrangements;

•	defaults on the mortgage loans securing our mortgage revenue bonds and mortgage-backed securities;

•	risks associated with investing in multifamily, student, senior citizen residential and commercial properties, including changes in business conditions and the general economy;

•	changes in short-term interest rates;

•	our ability to use borrowings to finance our assets;

•	current uncertain economic and credit market conditions;

•	changes in the United States Department of Housing and Urban Development Capital Fund Program; and

•	changes in government regulations affecting our business.

Other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under the headings “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in Item 1A of Part II of this document.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(UNAUDITED)
Assets
Cash and cash equivalents	$24,205,247	$49,193,343
Restricted cash	7,836,842	11,685,729
Interest receivable	5,806,290	4,121,486
Mortgage revenue bonds held in trust, at fair value (Notes 4 & 9)	426,022,847	378,423,092
Mortgage revenue bonds, at fair value (Note 4)	81,875,851	70,601,045
Public housing capital fund trusts, at fair value (Note 5)	60,272,941	61,263,123
Mortgage-backed securities, at fair value (Note 6)	14,884,339	14,841,558
Real estate assets: (Note 7)
Land and improvements	15,590,493	15,589,893
Buildings and improvements	132,000,442	131,910,221
Real estate assets before accumulated depreciation	147,590,935	147,500,114
Accumulated depreciation	(26,327,145)	(24,691,800)
Net real estate assets	121,263,790	122,808,314
Other assets (Note 8)	30,564,221	31,301,527
Total Assets	$772,732,368	$744,239,217

Liabilities
Accounts payable, accrued expenses and other liabilities	$4,995,537	$4,627,089
Distribution payable	7,607,693	7,617,390
Debt financing (Note 9)	379,307,493	345,359,000
Mortgages payable (Note 10)	76,445,451	76,707,834
Derivative swap, at fair value (Note 12)	1,165,855	—
Total Liabilities	469,522,029	434,311,313

Commitments and Contingencies (Note 14)

Partners' Capital
General Partner (Note 2)	512,533	578,238
Beneficial Unit Certificate holders	323,952,314	330,457,117
Unallocated deficit of Consolidated VIEs	(21,237,622)	(21,091,456)
Total Partners' Capital	303,227,225	309,943,899
Noncontrolling interest (Note 7)	(16,886)	(15,995)
Total Capital	303,210,339	309,927,904
Total Liabilities and Partners' Capital	$772,732,368	$744,239,217

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended,
	March 31, 2015	March 31, 2014
Revenues:
Property revenues	$5,106,369	$3,951,216
Investment income	7,979,784	6,205,558
Gain on mortgage revenue bond - redemption	—	2,835,243
Other interest income	224,540	208,823
Total revenues	13,310,693	13,200,840
Expenses:
Real estate operating (exclusive of items shown below)	2,958,605	2,100,293
Depreciation and amortization	2,031,898	1,613,346
Interest	3,989,121	2,169,549
General and administrative	1,807,481	1,270,926
Total expenses	10,787,105	7,154,114
Net income	2,523,588	6,046,726
Net loss attributable to noncontrolling interest	(891)	(103)
Net income - America First Multifamily Investors, L.P.	$2,524,479	$6,046,829

Net income (loss) allocated to:
General Partner	$26,706	$742,055
Limited Partners - Unitholders	2,643,939	5,417,545
Unallocated loss of Consolidated Property VIEs	(146,166)	(112,771)
Noncontrolling interest	(891)	(103)
	$2,523,588	$6,046,726
Unitholders' interest in net income per unit (basic and diluted):
Net income, basic and diluted, per unit	$0.04	$0.10
Distributions declared, per unit	$0.125	$0.125
Weighted average number of units outstanding, basic and diluted	60,252,928	56,919,595

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended,
	March 31, 2015	March 31, 2014
Net income	$2,523,588	$6,046,726
Unrealized (loss) gain on securities	(1,057,235)	18,041,725
Unrealized (loss) gain on bond purchase commitments	(576,225)	3,489,237
Comprehensive income - America First Multifamily Investors, L.P.	$890,128	$27,577,688

Comprehensive income (loss) allocated to:
General Partner	$10,372	$957,364
Limited Partners - Unitholders	1,026,813	26,733,198
Unallocated gain (loss) of Consolidated Property VIEs	(146,166)	(112,771)
Noncontrolling interest	(891)	(103)
Comprehensive income - America First Multifamily Investors, L.P.	$890,128	$27,577,688

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non- controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$578,238	60,252,928	$330,457,117	$(21,091,456)	$(15,995)	$309,927,904	$51,698,418
Distributions paid or accrued	(76,077)		(7,531,616)	—	—	(7,607,693)	—
Net income (loss)	26,706		2,643,939	(146,166)	(891)	2,523,588	—
Unrealized loss on securities	(10,572)		(1,046,663)	—	—	(1,057,235)	(1,057,235)
Unrealized loss on bond purchase commitments	(5,762)		(570,463)	—	—	(576,225)	(576,225)
Balance at March 31, 2015	$512,533	60,252,928	$323,952,314	$(21,237,622)	$(16,886)	$303,210,339	$50,064,958

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non- controlling Interest	Total	Accumulated Other Comprehensive Income
Balance at January 1, 2014	$16,671	51,052,928	$223,573,312	$(20,455,896)	$(11,322)	$203,122,765	$(20,128,314)
Sale of beneficial unit certificates		9,200,000	51,367,692	—	—	51,367,692	—
Redemption of mortgage revenue bond	(17,431)		(1,725,657)	—	—	(1,743,088)	(1,743,088)
Distributions paid or accrued	(763,409)		(7,531,616)	—	—	(8,295,025)	—
Net income (loss)	742,055		5,417,545	(112,771)	(103)	6,046,726	—
Unrealized gain on securities	180,417		17,861,308	—	—	18,041,725	18,041,725
Unrealized gain on bond purchase commitments	34,892		3,454,345	—	—	3,489,237	3,489,237
Balance at March 31, 2014	$193,195	60,252,928	$292,416,929	$(20,568,667)	$(11,425)	$272,030,032	$(340,441)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For Three Months Ended,
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net income	$2,523,588	$6,046,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,031,898	1,613,346
Non-cash loss on derivatives	899,873	182,597
Bond premium/discount amortization	(36,933)	(62,008)
Gain on mortgage revenue bond - redemption	—	(2,835,243)
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(1,684,804)	(1,783,906)
Decrease in other assets	127,115	918,897
Increase (decrease) in accounts payable and accrued expenses	311,641	(2,192,953)
Net cash provided by operating activities	4,172,378	1,887,456
Cash flows from investing activities:
Capital expenditures	(91,968)	(6,323,590)
Acquisition of mortgage revenue bonds	(58,945,000)	(34,778,800)
Restructure and acquisition of interest rate derivative	10,500	(391,500)
Proceeds from the mortgage revenue bond - redemption	—	18,744,294
Restricted cash - debt collateral released (paid)	1,370,000	2,000,000
Restricted cash - TEBS financing facility	2,474,249	—
Principal payments received on mortgage revenue bonds	202,888	1,778,734
Increase in restricted cash	(46,780)	(73,820)
Net increase in notes receivable	(39,337)	—
Net cash used in investing activities	(55,065,448)	(19,044,682)
Cash flows from financing activities:
Distributions paid	(7,617,390)	(6,446,077)
Proceeds from the sale of beneficial unit certificates	—	54,740,000
Payment of offering costs related to the sale of beneficial unit certificates	—	(3,372,308)
Proceeds from debt financing	48,285,000	17,250,000
Principal borrowings on mortgages payable	—	7,976,690
Principal payments on debt financing	(25,761,768)	(17,013,000)
Principal payments on mortgages payable	(262,383)	(113,919)
Principal borrowing on lines of credit	11,425,261	—
Increase in liabilities related to restricted cash	46,780	73,820
Debt financing costs	(210,526)	(557,094)
Net cash provided by financing activities	25,904,974	52,538,112
Net (decrease) increase in cash and cash equivalents	(24,988,096)	35,380,886
Cash and cash equivalents at beginning of period	49,193,343	11,318,015
Cash and cash equivalents at end of period	$24,205,247	$46,698,901

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,833,471	$1,798,217
Distributions declared but not paid	$7,607,693	$8,295,025
Supplemental disclosure of non cash activities:
Capital expenditures financed through accounts and notes payable	$56,806	$3,475,757

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(UNAUDITED)

1.  Basis of Presentation

General

America First Multifamily Investors, L.P. (the “Partnership”) was formed on April 2, 1998, under the Delaware Revised Uniform Limited Partnership Act for the primary purpose of acquiring, holding, selling and otherwise dealing with a portfolio of mortgage revenue bonds which have been issued to provide construction and/or permanent financing for affordable multifamily, student housing, and senior citizen residential properties (collectively “Residential Properties”) and commercial properties. The Partnership expects and believes the interest earned on these mortgage revenue bonds is excludable from gross income for federal income tax purposes.  As a result, most of the income earned by the Partnership is exempt from federal income taxes.  The Partnership may also invest in other types of securities that may or may not be secured by real estate and may make property loans secured by multifamily residential properties which are financed by mortgage revenue bonds held by the Partnership.  The Partnership generally does not seek to acquire direct interests in real property as long term or permanent investments.  The Partnership may, however, acquire real estate securing its mortgage revenue bonds or property loans through foreclosure in the event of a default.  In addition, the Partnership may acquire interests in multifamily, student, and senior citizen residential properties (“MF Properties”) in order to position itself for future investments in mortgage revenue bonds issued to finance these properties. The Partnership expects to sell its interest in these MF Properties in connection with the future syndication of low income housing tax credits under Section 42 of the Internal Revenue Code (“LIHTCs”) or to a tax-exempt organization and to acquire mortgage revenue bonds on these properties to provide debt financing to the new owners.

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

The “Company” refers to the Partnership and the Consolidated VIEs (defined below). The condensed consolidated financial statements reported in this Form 10-Q include the financial position and results of operations of the Partnership, the MF Properties owned by various limited partnerships in which one of the Partnership’s wholly-owned subsidiaries holds a 99% limited partner interest, and two entities in which the Partnership does not hold an ownership interest but which own multifamily residential properties financed with mortgage revenue bonds held by the Partnership and which are treated as variable interest entities (“VIEs”) of which the Partnership has been determined to be the primary beneficiary (the “Consolidated VIEs”). On March 31, 2015, the consolidated subsidiaries of the Partnership (the “Consolidated Subsidiaries”) consist of:

•
ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created in 2010 to hold mortgage revenue bonds in order to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing (“M24 TEBS Financing”) with Freddie Mac (Note 9).

•
ATAX TEBS II, LLC, a special purpose entity owned and controlled by the Partnership, created in 2014 to hold mortgage revenue bonds in order to facilitate the second TEBS Financing (“M31 TEBS Financing”) with Freddie Mac (Note 9).

•	Nine MF Properties which are either wholly or majority owned by subsidiaries of the Partnership.

Stand alone financial information of the Partnership reported in this Form 10-Q includes only the assets, liabilities, and results of operations of the Partnership and the MF Properties (hereafter the “Partnership”) without the Consolidated VIEs.  In the Company’s condensed consolidated financial statements, all transactions and accounts between the Partnership, the MF Properties and the Consolidated VIEs have been eliminated in consolidation.  The General Partner does not believe that the consolidation of VIEs for reporting under accounting principles generally accepted in the United States of America (“GAAP”) impacts the Partnership’s status as a partnership for federal income tax purposes or the status of unitholders as partners of the Partnership, the treatment of the mortgage revenue bonds on the properties owned by Consolidated VIEs as debt, the nature of the interest payments, which it believes to be tax-exempt, received on the mortgage revenue bonds secured by the properties owned by Consolidated VIEs or the manner in which the Partnership’s income is reported to unitholders on IRS Form K-1.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The accompanying interim unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. These condensed consolidated financial statements and notes have been prepared consistently with the 2014 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2015, and the results of operations for the interim periods presented have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

2.  Partnership Income, Expenses and Cash Distributions

The Agreement of Limited Partnership of the Partnership contains provisions for the distribution of Net Interest Income, Net Residual Proceeds and Liquidation Proceeds, for the allocation of income or loss from operations and for the allocation of income and loss arising from a repayment, sale, or liquidation of investments.  Income and losses will be allocated to each unitholder on a periodic basis, as determined by the General Partner, based on the number of BUCs held by each unitholder as of the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each unitholder of record on the last day of each distribution period based on the number of BUCs held by each unitholder as of such date. For purposes of the Agreement of Limited Partnership, cash distributions, if any, received by the Partnership from its investment in MF Properties (Note 7) will be included in the Partnership’s Interest Income and cash distributions received by the Partnership from the sale of such properties will be included in the Partnership’s Residual Proceeds.

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

3.  Variable Interest Entities

The Partnership invests in mortgage revenue bonds which have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas.  The Partnership owns 100% of these mortgage revenue bonds and each bond is secured by a first mortgage on the property.  In certain cases, the Partnership has also made property loans to the property owners which are secured by second mortgages on these properties.  Although Residential Properties financed with mortgage revenue bonds held by the Partnership is owned by a separate entity in which the Partnership has no equity ownership interest, the debt financing provided by the Partnership creates a variable interest in these ownership entities that may require the Partnership to report the assets, liabilities, and results of operations of these entities on a consolidated basis under GAAP.  Under consolidation guidance, the Partnership must make an evaluation of these entities to determine if they meet the definition of a VIE.

At March 31, 2015 and December 31, 2014, the Partnership determined that eleven of the entities financed by mortgage revenue bonds owned by the Partnership were held by VIEs.  These VIEs were Ashley Square, Bent Tree, Bruton Apartments, Cross Creek, Fairmont Oaks, Glenview Apartments, Harden Ranch, Montclair Apartments, Santa Fe Apartments, Tyler Park Apartments, and Westside Village Market. The Partnership then determined that it is the primary beneficiary of two of these VIEs: Bent Tree and Fairmont Oaks and has continued to consolidate these entities.

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

Consolidated VIEs

In determining the primary beneficiary of these VIEs, the Partnership considers the activities of the VIE which most significantly impact the VIEs’ economic performance, who has the power to control such activities, the risks which the entities were designed to create, the variability associated with those risks and the interests which absorb such variability.  The Partnership also considers the related party relationship of the entities involved in the VIEs.  At March 31, 2015 and December 31, 2014, the Partnership determined it is the primary beneficiary of the Bent Tree and Fairmont Oaks VIEs. The capital structure of Bent Tree and Fairmont Oaks VIEs consists of senior debt, subordinated debt, and equity capital. The senior debt is in the form of a mortgage revenue bond and accounts for the majority of the VIEs’ total capital. As the bondholder, the Partnership is entitled to principal and interest payments and has certain protective rights as established by the bond documents. The equity ownership of the consolidated VIEs is ultimately held by corporations which are owned by four individuals, two of which are related parties.  Additionally, each of these properties is managed by an affiliate of the Partnership, America First Properties Management Company, LLC (“Properties Management”) which is an affiliate of Burlington.

Non-Consolidated VIEs

The Company did not consolidate nine VIE entities (Ashley Square, Bruton Apartments, Cross Creek, Glenview Apartments Harden Ranch, Montclair Apartments, Santa Fe Apartments, Tyler Park Apartments, and Westside Village Market) as of March 31, 2015 based on its determination of the primary beneficiary of these nine VIE entities. As discussed below, while the capital structures of these VIEs resulted in the Partnership holding a majority of the variable interests in these VIEs, the Partnership determined it does not have the power to direct the activities of these VIEs that most significantly impact the VIEs’ economic performance and, as a result, is not the primary beneficiary of these VIEs.

The following table presents information regarding the classification of the assets at their carrying value and maximum exposure to loss held by the Partnership as of March 31, 2015, which constitute VIEs:

	March 31, 2015
	Balance Sheet Classification		Maximum Exposure to Loss
	Mortgage Revenue Bond	Property Loan	Mortgage Revenue Bond	Property Loan
Ashley Square Apartments	$5,642,269	$1,482,000	$5,144,000	$7,635,520
Bruton Apartments	19,443,819	—	18,145,000	—
Cross Creek	8,547,448	3,586,115	6,082,064	3,586,115
Glenview Apartments	6,855,286	—	6,723,000	—
Harden Ranch	9,920,953	—	9,300,000	—
Montclair Apartments	3,606,478	—	3,458,000	—
Santa Fe Apartments	4,856,631	—	4,736,000	—
Tyler Park Apartments	8,474,338	—	8,100,000	—
Westside Village Market	5,644,156	—	5,400,000	—
	$72,991,378	$5,068,115	$67,088,064	$11,221,635

The mortgage revenue bonds are classified on the balance sheet as available for sale investments and are carried at fair value while property loans are presented on the balance sheet as Other assets and are carried at the unpaid principal less any loan loss reserves.  See Note 4 for additional information regarding the mortgage revenue bonds and Note 8 for additional information regarding the property loans.  The maximum exposure to loss for the mortgage revenue bonds is equal to the unpaid principal balance as of March 31, 2015.  The difference between the mortgage revenue bond’s carrying value and the maximum exposure to loss is a function of the fair value of the bond.  The difference between the property loan’s carrying value and the maximum exposure is the value of loan loss reserves that have been previously recorded against the outstanding property loan balances.

The following tables present the effects of the consolidation of the Consolidated VIEs on the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

Condensed Consolidating Balance Sheets as of March 31, 2015 and December 31, 2014:

	Partnership as of March 31, 2015	Consolidated VIEs as of March 31, 2015	Consolidation -Elimination as of March 31, 2015	Total as of March 31, 2015
Assets
Cash and cash equivalents	$24,180,224	$25,023	$—	$24,205,247
Restricted cash	7,350,135	486,707	—	7,836,842
Interest receivable	6,476,392	—	(670,102)	5,806,290
Mortgage revenue bonds held in trust, at fair value	442,029,721	—	(16,006,874)	426,022,847
Mortgage revenue bonds, at fair value	81,875,851	—	—	81,875,851
Public housing capital fund trusts, at fair value	60,272,941	—	—	60,272,941
Mortgage-backed securities, at fair value	14,884,339	—	—	14,884,339
Real estate assets:
Land and improvements	13,754,093	1,836,400	—	15,590,493
Buildings and improvements	110,742,966	21,257,476	—	132,000,442
Real estate assets before accumulated depreciation	124,497,059	23,093,876	—	147,590,935
Accumulated depreciation	(15,513,016)	(10,814,129)	—	(26,327,145)
Net real estate assets	108,984,043	12,279,747	—	121,263,790
Other assets	41,298,994	377,523	(11,112,296)	30,564,221
Total Assets	$787,352,640	$13,169,000	$(27,789,272)	$772,732,368

Liabilities
Accounts payable, accrued expenses and other liabilities	$4,623,103	$22,479,786	$(22,107,352)	$4,995,537
Distribution payable	7,607,693	—	—	7,607,693
Debt financing	379,307,493	—	—	379,307,493
Mortgage payable	76,445,451	14,686,000	(14,686,000)	76,445,451
Derivative swap	1,165,855	—	—	1,165,855
Total Liabilities	469,149,595	37,165,786	(36,793,352)	469,522,029
Partners' Capital
General Partner	512,533	—	—	512,533
Beneficial Unit Certificate holders	317,707,398	—	6,244,916	323,952,314
Unallocated loss of Consolidated VIEs	—	(23,996,786)	2,759,164	(21,237,622)
Total Partners' Capital	318,219,931	(23,996,786)	9,004,080	303,227,225
Noncontrolling interest	(16,886)	—	—	(16,886)
Total Capital	318,203,045	(23,996,786)	9,004,080	303,210,339
Total Liabilities and Partners' Capital	$787,352,640	$13,169,000	$(27,789,272)	$772,732,368

	Partnership as of December 31, 2014	Consolidated VIEs as of December 31, 2014	Consolidation -Elimination as of December 31, 2014	Total as of December 31, 2014
Assets
Cash and cash equivalents	$49,157,571	$35,772	$—	$49,193,343
Restricted cash	11,141,496	544,233	—	11,685,729
Interest receivable	4,791,828	—	(670,342)	4,121,486
Mortgage revenue bonds held in trust, at fair value	394,568,208	—	(16,145,116)	378,423,092
Mortgage revenue bonds, at fair value	70,601,045	—	—	70,601,045
Public housing capital fund trusts, at fair value	61,263,123	—	—	61,263,123
Mortgage-backed securities, at fair value	14,841,558	—	—	14,841,558
Real estate assets:
Land and improvements	13,753,493	1,836,400	—	15,589,893
Buildings and improvements	110,706,173	21,204,048	—	131,910,221
Real estate assets before accumulated depreciation	124,459,666	23,040,448	—	147,500,114
Accumulated depreciation	(14,108,154)	(10,583,646)	—	(24,691,800)
Net real estate assets	110,351,512	12,456,802	—	122,808,314
Other assets	41,958,914	420,054	(11,077,441)	31,301,527
Total Assets	$758,675,255	$13,456,861	$(27,892,899)	$744,239,217

Liabilities
Accounts payable, accrued expenses and other liabilities	$4,123,346	$22,225,477	$(21,721,734)	$4,627,089
Distribution payable	7,617,390	—	—	7,617,390
Debt financing	345,359,000	—	—	345,359,000
Mortgages payable	76,707,834	14,731,000	(14,731,000)	76,707,834
Total Liabilities	433,807,570	36,956,477	(36,452,734)	434,311,313
Partners' Capital
General Partner	578,238	—	—	578,238
Beneficial Unit Certificate holders	324,305,442	—	6,151,675	330,457,117
Unallocated deficit of Consolidated VIEs	—	(23,499,616)	2,408,160	(21,091,456)
Total Partners' Capital	324,883,680	(23,499,616)	8,559,835	309,943,899
Noncontrolling interest	(15,995)	—	—	(15,995)
Total Capital	324,867,685	(23,499,616)	8,559,835	309,927,904
Total Liabilities and Partners' Capital	$758,675,255	$13,456,861	$(27,892,899)	$744,239,217

Condensed Consolidating Statements of Operations for the three months ended March 31, 2015 and 2014:

	Partnership For the Three Months Ended March 31, 2015	Consolidated VIEs For the Three Months Ended March 31, 2015	Consolidation -Elimination For the Three Months Ended March 31, 2015	Total For the Three Months Ended March 31, 2015
Revenues:
Property revenues	$4,302,301	$804,068	$—	$5,106,369
Investment income	8,210,394	—	(230,610)	7,979,784
Other interest income	224,540	—	—	224,540
Total revenues	12,737,235	804,068	(230,610)	13,310,693
Expenses:
Real estate operating (exclusive of items shown below)	2,471,030	487,575	—	2,958,605
Depreciation and amortization	1,794,814	243,729	(6,645)	2,031,898
Interest	3,994,156	569,934	(574,969)	3,989,121
General and administrative	1,807,481	—	—	1,807,481
Total expenses	10,067,481	1,301,238	(581,614)	10,787,105
Net income (loss)	2,669,754	(497,170)	351,004	2,523,588
Net loss attributable to noncontrolling interest	(891)	—	—	(891)
Net income (loss) - America First Multifamily Investors, L. P.	$2,670,645	$(497,170)	$351,004	$2,524,479

	Partnership For the Three Months Ended March 31, 2014	Consolidated VIEs For the Three Months Ended March 31, 2014	Consolidation -Elimination For the Three Months Ended March 31, 2014	Total For the Three Months Ended March 31, 2014
Revenues:
Property revenues	$3,150,344	$800,872	$—	$3,951,216
Investment income	6,438,835	—	(233,277)	6,205,558
Gain on mortgage revenue bond - redemption	2,835,243	—	—	2,835,243
Other interest income	208,823	—	—	208,823
Total revenues	12,633,245	800,872	(233,277)	13,200,840
Expenses:
Real estate operating (exclusive of items shown below)	1,650,647	449,646	—	2,100,293
Depreciation and amortization	1,382,626	237,440	(6,720)	1,613,346
Interest	2,169,549	557,884	(557,884)	2,169,549
General and administrative	1,270,926	—	—	1,270,926
Total expenses	6,473,748	1,244,970	(564,604)	7,154,114
Net income (loss)	6,159,497	(444,098)	331,327	6,046,726
Net loss attributable to noncontrolling interest	(103)	—	—	(103)
Net income (loss) - America First Multifamily Investors, L. P.	$6,159,600	$(444,098)	$331,327	$6,046,829

4.  Investments in Mortgage Revenue Bonds

The mortgage revenue bonds owned by the Company have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties and do not include the mortgage revenue bonds issued with respect to properties owned by Consolidated VIEs at March 31, 2015 and December 31, 2014. Mortgage revenue bonds are either held directly by the Company or are held in trusts created in connection with debt financing transactions (Note 9). The Company had the following investments in mortgage revenue bonds as of dates shown:

	March 31, 2015
Description of Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Arbors at Hickory Ridge (3)	$11,569,614	$1,239,453	$—	$12,809,067
Ashley Square (1)	5,144,000	498,269	—	5,642,269
Avistar at Chase Hill A Bond (3)	10,000,000	1,226,837	—	11,226,837
Avistar at the Crest A Bond (3)	9,700,000	1,054,230	—	10,754,230
Avistar at the Oaks A Bond (3)	7,800,000	802,611	—	8,602,611
Avistar in 09 A Bond (3)	6,735,000	787,493	—	7,522,493
Avistar on the Boulevard A Bond (3)	16,525,000	1,795,997	—	18,320,997
Avistar on the Hills A Bond (3)	5,389,000	554,521	—	5,943,521
Bella Vista (1)	6,490,000	573,067	—	7,063,067
Bridle Ridge (1)	7,625,000	595,665	—	8,220,665
Brookstone (1)	7,469,357	1,652,619	—	9,121,976
Bruton Apartments (2)	18,145,000	1,298,819	—	19,443,819
Concord at Gulfgate A Bond (2)	17,060,000	1,417,004	—	18,477,004
Concord at Little York A Bond (2)	12,480,000	820,061	—	13,300,061
Concord at Williamcrest A Bond (2)	18,020,000	1,184,094	—	19,204,094
Copper Gate Apartments (3)	5,220,000	390,143	—	5,610,143
Cross Creek (1)	6,082,064	2,465,384	—	8,547,448
Decatur Angle (2)	23,000,000	727,260	—	23,727,260
Greens Property A Bond (3)	8,348,000	943,736	—	9,291,736
Harden Ranch A Bond (3)	6,960,000	623,129	—	7,583,129
Lake Forest (1)	8,856,000	1,037,354	—	9,893,354
Live 929 Apartments (2)	40,874,690	4,154,777	—	45,029,467
Pro Nova 2014-1 and 2014-2 (2)	20,092,423	889,777	—	20,982,200
Ohio Properties A Bonds (1)	14,383,000	2,328,438	—	16,711,438
Runnymede (1)	10,440,000	1,297,483	—	11,737,483
Southpark (1)	11,861,623	3,599,239	—	15,460,862
The Palms at Premier Park Apartments (3)	20,125,232	2,005,005	—	22,130,237
The Suites on Paseo A Bond (2)	35,450,000	2,901,583	—	38,351,583
Tyler Park Apartments A Bond (3)	6,075,000	383,329	—	6,458,329
Westside Village Market A Bond (3)	3,970,000	250,505	—	4,220,505
Woodlynn Village (1)	4,390,000	244,962	—	4,634,962
Mortgage revenue bonds held in trust	$386,280,003	$39,742,844	$—	$426,022,847

(1) Mortgage revenue bonds owned by ATAX TEBS I, LLC, Note 9
(2) Mortgage revenue bonds held by Deutsche Bank in a secured financing transaction, Note 9
(3) Mortgage revenue bonds owned by ATAX TEBS II, LLC, Note 9

	March 31, 2015
Description of Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Avistar at Chase Hill B Bond	$965,000	$88,486	$—	$1,053,486
Avistar at the Crest B Bond	759,000	69,600	—	828,600
Avistar at the Oaks B Bond	554,000	50,841	—	604,841
Avistar in 09 B Bond	457,000	41,939	—	498,939
Avistar on the Boulevard B Bond	451,000	41,357	—	492,357
Concord at Gulfgate B Bond	2,125,000	592,323	—	2,717,323
Concord at Little York B Bond	960,000	252,586	—	1,212,586
Concord at Williamcrest B Bond	2,800,000	736,708	—	3,536,708
Glenview Apartments	6,723,000	132,286	—	6,855,286
Greens Property B Bond	945,059	249,820	—	1,194,879
Harden Ranch B Bond	2,340,000	—	(2,176)	2,337,824
Heritage Square	11,705,000	295,073	—	12,000,073
Montclair Apartments	3,458,000	148,478	—	3,606,478
Ohio Properties B Bonds	3,570,720	644,819	—	4,215,539
Renaissance	12,675,000	762,823	—	13,437,823
Santa Fe Apartments	4,736,000	120,631	—	4,856,631
The Suites on Paseo B Bond	5,500,000	—	—	5,500,000
Tyler Park B Bond	2,025,000	—	(8,991)	2,016,009
Vantage at Harlingen	6,692,000	260,386	—	6,952,386
Vantage at Judson	6,049,000	485,432	—	6,534,432
Westside Village B Bond	1,430,000	—	(6,349)	1,423,651
Mortgage revenue bonds	$76,919,779	$4,973,588	$(17,516)	$81,875,851

	December 31, 2014
Description of Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gains	Unrealized Loss	Estimated Fair Value
Arbors at Hickory Ridge (3)	$11,570,933	$1,792,303	$—	$13,363,236
Ashley Square (1)	5,159,000	486,559	—	5,645,559
Avistar at Chase Hill A Bond (3)	10,000,000	1,196,800	—	11,196,800
Avistar at the Crest A Bond (3)	9,700,000	1,419,692	—	11,119,692
Avistar at the Oaks A Bond(3)	7,800,000	869,622	—	8,669,622
Avistar in 09 A Bond (3)	6,735,000	750,885	—	7,485,885
Avistar on the Boulevard A Bond (3)	16,525,000	2,418,599	—	18,943,599
Avistar on the Hills A Bond (3)	5,389,000	743,520	—	6,132,520
Bella Vista (1)	6,490,000	625,571	—	7,115,571
Bridle Ridge (1)	7,655,000	659,249	—	8,314,249
Brookstone (1)	7,468,888	1,360,589	—	8,829,477
Bruton Apartments (2)	18,145,000	1,455,955	—	19,600,955
Copper Gate Apartments (3)	5,220,000	563,656	—	5,783,656
Cross Creek (1)	6,074,817	2,542,262	—	8,617,079
Decatur Angle (2)	23,000,000	919,540	—	23,919,540
Greens Property A Bond (3)	8,366,000	1,005,119	—	9,371,119
Harden Ranch A Bond (3)	6,960,000	511,421	—	7,471,421
Lake Forest (1)	8,886,000	1,003,614	—	9,889,614
Live 929 Apartments (2)	40,895,739	3,797,745	—	44,693,484
Pro Nova 2014-1 and 2014-2 (2)	20,095,169	1,043,431	—	21,138,600
Ohio Properties A Bonds (1)	14,407,000	2,444,034	—	16,851,034
Runnymede (1)	10,440,000	1,385,910	—	11,825,910
Southpark (1)	11,842,206	3,743,692	—	15,585,898
The Palms at Premier Park Apartments (3)	20,152,000	2,680,619	—	22,832,619
The Suites on Paseo (2)	35,450,000	3,193,691	—	38,643,691
Tyler Park Apartments A Bond (3)	6,075,000	345,060	—	6,420,060
Westside Village Market A Bond (3)	3,970,000	225,496	—	4,195,496
Woodlynn Village (1)	4,390,000	376,706	—	4,766,706
Mortgage revenue bonds held in trust	$338,861,752	$39,561,340	$—	$378,423,092
(1) Mortgage revenue bonds owned by ATAX TEBS I, LLC, Note 9
(2) Mortgage revenue bonds held by Deutsche Bank in a secured financing transaction, Note 9
(3) Mortgage revenue bonds owned by ATAX TEBS II, LLC, Note 9

	December 31, 2014
Description of Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Avistar at Chase Hill B Bond	$965,000	$144,769	$—	$1,109,769
Avistar at the Crest B Bond	759,000	124,286	—	883,286
Avistar at the Oaks B Bond	554,000	54,325	—	608,325
Avistar in 09 B Bond	457,000	50,608	—	507,608
Avistar on the Boulevard B Bond	451,000	73,851	—	524,851
Greens Property B Bond	945,638	376,203	—	1,321,841
Glenview Apartments	6,723,000	—	—	6,723,000
Harden Ranch B Bond	2,340,000	—	(1,501)	2,338,499
Heritage Square	11,705,000	1,109,125	—	12,814,125
Montclair Apartments	3,458,000	—	—	3,458,000
Ohio Properties B Bonds	3,573,430	668,542	—	4,241,972
Renaissance	12,675,000	1,055,807	—	13,730,807
Santa Fe Apartments	4,736,000	—	—	4,736,000
Tyler Park Apartments B Bond	2,025,000	—	(17,395)	2,007,605
Vantage at Harlingen	6,692,000	707,813	—	7,399,813
Vantage at Judson	6,049,000	717,230	—	6,766,230
Westside Village Market B Bond	1,430,000	—	(686)	1,429,314
Mortgage revenue bonds	$65,538,068	$5,082,559	$(19,582)	$70,601,045

In March 2015, the Partnership acquired the approximate $35.6 million B bond related to The Suites on Paseo at a fair market value of $5.5 million.

In January 2015, the Partnership acquired six mortgage revenue bonds. They are as follows:

•
The Partnership purchased approximately $17.1 million par value Series 2015A and approximately $2.1 million par value of Series 2015B mortgage revenue bonds. These mortgage revenue bonds are secured by Concord at Gulfgate Apartments, a 288 unit multifamily residential property located in Houston, Texas.

•
The Partnership purchased approximately $12.5 million par value Series 2015A and approximately $1.0 million par value of Series 2015B mortgage revenue bonds. These mortgage revenue bonds are secured by Concord at Little York Apartments, a 276 unit multifamily residential property located in Houston, Texas.

•
The Partnership purchased approximately $18.0 million par value Series 2015A and approximately $2.8 million par value of Series 2015B mortgage revenue bonds. These mortgage revenue bonds are secured by Concord at Williamcrest Apartments, a 288 unit multifamily residential property located in Houston, Texas.

These three Series A mortgage revenue bonds each carry an annual interest rate of 6.0% and mature on February 1, 2032. The three Series B mortgage revenue bonds each carry an annual interest rate of 12.0% and mature on March 1, 2032. In February 2015, the Partnership borrowed approximately $33.3 million under three Tender Option Bond (“TOB”) Trusts under the existing TOB structure securitizing these mortgage revenue bonds (Note 9).

The properties securing the Company’s mortgage revenue bonds are geographically dispersed throughout the United States with significant concentrations in California and Texas. As of March 31, 2015 and December 31, 2014, the concentration in California, as a percentage of principal outstanding, was approximately 19% and 18%, respectively. As of March 31, 2015 and December 31, 2014, the concentration in Texas, as a percentage of principal outstanding, was approximately 45% and 38%, respectively.

Valuation - As all of the Company’s investments in mortgage revenue bonds are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values.  As of March 31, 2015, the weighted average base rate of the mortgage revenue bonds reported in the condensed consolidated financial statements was approximately 6.0% per annum. Due to the limited market for the mortgage revenue bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the mortgage revenue bonds.  There is no active trading market for the mortgage revenue bonds and price quotes for the mortgage revenue bonds are not generally available.  As of March 31, 2015, all of the Company’s mortgage revenue bonds were valued using discounted cash flow and yield to maturity analyses performed by management.  Management’s valuation encompasses judgment in its application.  The key assumption in management’s yield to maturity analysis is the range of effective yields on the individual mortgage revenue bonds.  The effective yield analysis for each mortgage revenue bond considers the current market yield on similar mortgage revenue bonds as well as the debt service coverage ratio of each underlying property serving as collateral for the mortgage revenue bond. At March 31, 2015, the range of effective yields on the individual mortgage revenue bonds was 4.8% to 9.6% per annum.  At December 31, 2014, the range of effective yields on the individual mortgage revenue bonds was 4.7% to 8.3% per annum. Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these mortgage revenue bonds.  Assuming a 10% adverse change in the key assumption, the effective yields on the individual mortgage revenue bonds would increase to a range of 5.2% to 10.5% per annum and would result in additional unrealized losses on the mortgage revenue bond portfolio of approximately $32.6 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider price quotes on similar mortgage revenue bonds or other information from external sources, such as pricing services.  Pricing services, broker quotes and management’s analyses provide indicative pricing only.

Unrealized gains or losses on these mortgage revenue bonds are recorded in accumulated other comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. As of March 31, 2015, Harden Ranch B, Tyler Park Apartments B, and Westside Village Market B mortgage revenue bond investments have been in unrealized loss positions for greater than twelve months.

5. Public Housing Capital (“PHC”) Fund Trust Certificates

The Company owns 100% of the Residual Participation Receipts (“LIFERs”) in three tender option bond trusts (“PHC TOB Trusts”). At March 31, 2015, the PHC TOB Trusts own approximately $59.3 million of Public Housing Capital Fund Certificates (“PHC Certificates”) issued by three trusts (“PHC Trusts”) sponsored by Deutsche Bank (“DB”). The assets held by the PHC Trusts consist of custodial receipts evidencing loans made to a number of local public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by the United States Department of Housing and Urban Development (“HUD”) under HUD’s Capital Fund Program established under the Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”). The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities’ respective obligations to pay principal and interest on their loans. The loans payable by the public housing authorities are not debts of, or guaranteed by, the United States of America or HUD. Interest payable on the public housing authority debt held by the PHC Trusts is exempt from federal income taxes. The PHC Certificates issued by each of the PHC Trusts have been rated investment grade by Standard & Poor’s.
The Company determined that the three PHC TOB trusts are VIEs and that the Company was the primary beneficiary of each of the three PHC TOB trusts. As a result, the Company reports the PHC TOB Trusts on a consolidated basis and the SPEARS as debt financing. In determining the primary beneficiary of these specific VIEs, the Company considered who has the power to control the activities of the VIEs which most significantly impact their financial performance, the risks that the entity was designed to create, and how each risk affects the VIE. The indenture for the PHC TOB trusts stipulates that the Company has the sole right to cause the PHC TOB trusts to sell the PHC Certificates. If they were sold, the extent to which the VIEs will be exposed to gains or losses would result from decisions made by the Company.

The Company had the following investments in the PHC Certificates on March 31, 2015 and December 31, 2014:

Description of Public Housing Capital Fund Trust Certificates	Cost adjusted for amortization of premium and discounts	Unrealized Gain	Unrealized Loss	Estimated Fair Value at March 31, 2015
Public Housing Capital Fund Trust I	$27,379,187	$484,160	$—	$27,863,347
Public Housing Capital Fund Trust II	12,011,169	—	(40,868)	11,970,301
Public Housing Capital Fund Trust III	20,483,912	—	(44,619)	20,439,293
	$59,874,268	$484,160	$(85,487)	$60,272,941

Description of Public Housing Capital Fund Trust Certificates	Cost adjusted for amortization of premium and discounts	Unrealized Gain	Unrealized Loss	Estimated Fair Value at December 31, 2014
Public Housing Capital Fund Trust Certificate I	$27,414,100	$933,789	$—	$28,347,889
Public Housing Capital Fund Trust Certificate II	11,999,721	152,293	—	12,152,014
Public Housing Capital Fund Trust Certificate III	20,474,100	289,120	—	20,763,220
	$59,887,921	$1,375,202	$—	$61,263,123

Valuation - As all of the Company’s investments in PHC Certificates are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values. As of March 31, 2015, the weighted average base rate of the PHC Trust Certificates was approximately 5.0% per annum.  Due to the limited market for the PHC Certificates, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the PHC Certificates.  The estimates of the fair values of these PHC certificates is based on a yield to maturity analysis which begins with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts adjusted largely for unobservable inputs the General Partner believes would be used by market participants. Management’s fair value estimates encompass judgment. Management’s estimates are compared to external pricing services when available.

At March 31, 2015 and December 31, 2014 the range of effective yields on the PHC Certificates were 4.2% to 5.4% per annum.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these PHC Certificates.  Assuming a 10% adverse change in the key assumption, the effective yields on the PHC Certificates would increase to a range of 4.9% to 6.3% per annum and would result in additional unrealized losses on the PHC Certificates of approximately $2.3 million.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider other information from external sources, such as pricing services.  Pricing services and management’s analysis provide indicative pricing only.

The following table sets forth certain information relating to the PHC Certificates held in the PHC TOB Trusts on March 31, 2015 and December 31, 2014:

	Average Remaining Lives (Years)	Investment Rating	Weighted Average Interest Rate over Life	Principal Outstanding March 31, 2015
Public Housing Capital Fund Trust Certificate I	10.00	AA-	5.30%	$25,980,780
Public Housing Capital Fund Trust Certificate II	9.47	A+	4.28%	12,429,186
Public Housing Capital Fund Trust Certificate III	10.56	BBB	5.42%	20,898,432
Total Public Housing Capital Fund Trust Certificates				$59,308,398

	Average Remaining Lives (Years)	Investment Rating	Weighted Average Interest Rate over Life	Principal Outstanding December 31, 2014
Public Housing Capital Fund Trust Certificate I	10.25	AA-	5.33%	$25,980,780
Public Housing Capital Fund Trust Certificate II	9.72	A+	4.28%	12,429,186
Public Housing Capital Fund Trust Certificate III	10.81	BBB	5.42%	20,898,432
Total Public Housing Capital Fund Trust Certificates				$59,308,398

6. Mortgage-Backed Securities (“MBS”)

At March 31, 2015, the Company held three securitizations of mortgage-backed securities (“MBS TOB Trusts”). The Company owns the LIFERS issued by the three MBS TOB Trusts which were purchased for approximately $2.8 million.

Each of the three MBS TOB Trusts issued SPEARS to unaffiliated investors. These SPEARS totaled approximately $11.9 million at March 31, 2015. The SPEARS represent senior interests in the MBS TOB Trusts and have been credit enhanced by DB. The LIFERS entitle the Company to all principal and interest payments received by the MBS TOB Trust on the securitized MBS after payments due to the holders of the SPEARs and trust costs. The SPEARS bear interest at a variable rate based on Securities Industry and Financial Markets Association (“SIFMA”) index.

The Company determined that the three MBS TOB Trusts are VIEs and that the Company was the primary beneficiary of each of them. As a result, the Company reports the MBS TOB Trusts on a consolidated basis and the SPEARS as debt financing. In determining the primary beneficiary of these specific VIEs, the Company considered who has the power to control the activities of the VIEs which most significantly impact their financial performance, the risks that the entity was designed to create, and how each risk affects the VIE. The indenture for the MBS TOB Trusts stipulates that the Company has the sole right to cause the MBS TOB Trusts to sell the MBS. If they were sold, the extent to which the MBS TOB Trusts will be exposed to gains or losses would result from decisions made by the Company.

The carrying value of the Company’s MBS as of March 31, 2015 and December 31, 2014 as follows:

Agency Rating of MBS (1)	Cost adjusted for amortization of premium	Unrealized Gain	Unrealized Loss	Estimated Fair Value at March 31, 2015
“AAA”	$5,300,637	$—	$(251,537)	$5,049,100
“AA”	10,059,739	—	(224,500)	9,835,239
	$15,360,376	$—	$(476,037)	$14,884,339
(1) MBS are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

Agency Rating of MBS (1)	Cost adjusted for amortization of premium	Unrealized Gain	Unrealized Loss	Estimated Fair Value at December 31, 2014
“AAA”	$5,304,974	$—	$(250,624)	$5,054,350
“AA”	10,062,667	—	(275,459)	9,787,208
	$15,367,641	$—	$(526,083)	$14,841,558
(1) MBS are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

Valuation - The Company values each MBS based upon prices obtained from a third party pricing service, which are indicative of market activity. The valuation methodology of the Company’s third party pricing service incorporates commonly used market pricing methods, incorporates trading activity observed in the market place, and other data inputs. The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; geography; and prepayment speeds. Management analyzes pricing data received from the third party pricing service by comparing it to valuation information obtained from at least one other third party pricing service and ensuring they are within a tolerable range of difference which the Company estimates as 7.5%. Management also looks at observations of trading activity observed in the market place when available. At March 31, 2015, the range of effective yields on the individual MBS was 3.6% to 5.2% per annum. At December 31, 2014, the range of effective yields on the individual MBS was 3.7% to 5.2% per annum. Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of the MBS which is the effective yield on new issuances of similarly rated MBS.  Assuming a 10% adverse change in that key assumption, the effective yields on the MBS would increase to a range of 4.0% to 5.8% per annum and would result in additional unrealized losses on the bond portfolio of approximately $801,000.  This sensitivity analysis is hypothetical and is as of a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  Pricing services and management’s analysis provide indicative pricing only. The MBS have been in an unrealized loss position for more than twelve months and the Company does not believe the investment is other than temporarily impaired as of March 31, 2015 as it has the intent and ability to hold these investments until their estimated fair value recovers to the carrying cost or until final maturity.

The MBS are backed by residential mortgage loans and interest payable from the MBS is believed and expected to be exempt from federal income taxation. Description of certain terms of the Company’s MBS is as follows:

Agency Rating of MBS	Principal Outstanding March 31, 2015	Weighted Average Maturity Date	Weighted Average Coupon Interest Rate

“AAA”	$5,000,000	July 1, 2032	4.60%
“AA”	9,765,000	July 9, 2036	4.20%
	$14,765,000

7.  Real Estate Assets

MF Properties

To facilitate its investment strategy of acquiring additional mortgage revenue bonds secured by MF Properties, the Company has acquired through its various subsidiaries 99% limited partner positions in two limited partnerships and 100% member positions in six limited liability companies that own the MF Properties. The financial statements of these properties are consolidated with those of the Company.  The general partners of these partnerships are unaffiliated parties and their 1% ownership interest in these limited partnerships is reflected in the Company’s condensed consolidated financial statements as noncontrolling interests.

Recent Transactions
On March 30, 2015, a commercial purchase agreement was executed for The Colonial, an MF Property, which is expected to be completed before the end of the second quarter of 2015. The projected proceeds from the sale of the property are expected to be approximately $10.7 million, which is greater than the total assets value of approximately $7.3 million. The Colonial property’s material financial statement components are reported in the condensed consolidated financial statements as follows:

Financial Statement Descriptions	Amount
Material Balance Sheet Components
Net real estate assets	$7,126,604
Mortgage payable	$7,476,799

Material Statement of Operations Components
Property revenues	$449,100
Real estate operating expenses	$256,988
Depreciation and amortization expenses	$214,519
Net loss	$(98,156)

The Company had the following investments in MF Properties as of March 31, 2015 and December 31, 2014:

MF Properties
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value at March 31, 2015
Arboretum	Omaha, NE	145	$1,748,502	$19,228,701	$20,977,203
Eagle Village	Evansville, IN	511	567,880	12,479,357	13,047,237
Glynn Place	Brunswick, GA	128	743,996	4,945,091	5,689,087
Meadowview	Highland Heights, KY	230	688,539	5,482,068	6,170,607
Residences of DeCordova	Granbury, TX	110	1,137,832	8,015,812	9,153,644
Residences of Weatherford	Weatherford, TX	76	1,942,229	5,728,977	7,671,206
The 50/50	Lincoln, NE	475	—	32,820,776	32,820,776
The Colonial	Omaha, NE	258	1,180,058	7,855,899	9,035,957
Woodland Park	Topeka, KS	236	1,265,160	14,186,285	15,451,445
					120,017,162
Less accumulated depreciation (depreciation expense of approximately $1.5 million in 2015)					(15,513,016)
Balance at March 31, 2015					$104,504,146

MF Properties
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value at December 31, 2014
Arboretum	Omaha, NE	145	$1,748,502	$19,216,623	$20,965,125
Eagle Village	Evansville, IN	511	567,880	12,472,151	13,040,031
Glynn Place	Brunswick, GA	128	743,996	4,995,658	5,739,654
Meadowview	Highland Heights, KY	224	688,539	5,479,342	6,167,881
Residences of DeCordova	Granbury, TX	110	1,137,832	8,007,390	9,145,222
Residences of Weatherford	Weatherford, TX	76	1,942,229	5,724,456	7,666,685
The 50/50	Lincoln, NE	475	—	32,820,776	32,820,776
The Colonial	Omaha, NE	258	1,180,058	7,822,681	9,002,739
Woodland Park	Topeka, KS	236	1,265,160	14,167,096	15,432,256
					119,980,369
Less accumulated depreciation (depreciation expense of approximately $4.8 million in 2014)					(14,108,154)
Balance at December 31, 2014					$105,872,215

Consolidated VIE Properties

In addition to the MF Properties, the Company consolidates the assets, liabilities and results of operations of the Consolidated VIEs in accordance with the accounting guidance on consolidations.  Although the assets of these VIEs are consolidated, the Company has no ownership interest in the VIEs other than to the extent they serve as collateral for the mortgage revenue bonds owned by the Partnership.  The results of operations of those properties are recorded by the Company in consolidation and are included in “Unallocated loss of Consolidated Property VIEs”. No net income or loss from these properties accrue to the unitholders or the general partner.

The Company consolidated the following properties owned by Consolidated VIEs in continuing operations as of March 31, 2015 and December 31, 2014:

Consolidated VIEs
Property Name	Location	Number of Units	Land and Improvements	Buildings and Improvements	Carrying Value at March 31, 2015
Bent Tree Apartments	Columbia, SC	232	$986,000	$12,348,139	$13,334,139
Fairmont Oaks Apartments	Gainesville, FL	178	850,400	8,909,337	9,759,737
					23,093,876
Less accumulated depreciation (depreciation expense of approximately $239,000 in 2015)					(10,814,129)
Balance at March 31, 2015					$12,279,747
Consolidated VIEs
Property Name	Location	Number of Units	Land and Improvements	Buildings and Improvements	Carrying Value at December 31, 2014
Bent Tree Apartments	Columbia, SC	232	$986,000	$12,303,982	$13,289,982
Fairmont Oaks Apartments	Gainesville, FL	178	850,400	8,900,066	9,750,466
					23,040,448
Less accumulated depreciation (depreciation expense of approximately $940,000 in 2014)					(10,583,646)
Balance at December 31, 2014					$12,456,802

Land Held for Investment and Development

At March 31, 2015, the Company reported approximately $4.5 million as land held for investment. The Company plans to develop this land into rental properties.

8. Other Assets

The Company had the following Other Assets as of dates shown:

	March 31, 2015	December 31, 2014
Property loans receivable	$22,230,852	$22,191,515
Less: Loan loss reserves	(7,098,814)	(7,098,814)
Deferred financing costs - net	4,535,783	4,659,104
Fair value of derivative contracts	523,151	267,669
Taxable bonds at fair value	4,411,214	4,616,565
Bond purchase commitments - fair value adjustment (Notes 4 & 14)	5,204,188	5,780,413
Other assets	757,847	885,075
Total Other assets	$30,564,221	$31,301,527

In addition to the mortgage revenue bonds held by the Company, property loans have been made to the owners of the properties which secure the mortgage revenue bonds and are reported as property loans receivable in Other assets, net of loan loss reserves.  The Company periodically, or as changes in circumstances or operations dictate, evaluates such property loans receivable for impairment.  The value of the underlying property assets is ultimately the most relevant measure of value to support the property loan values.  The Company utilizes a discounted cash flow model in estimating a property’s fair value.  Discounted cash flow models containing varying assumptions are considered.   The various models may assume multiple revenue and expense scenarios, various capitalization rates and multiple discount rates.  Other information, such as independent appraisals, may be considered in estimating a property’s fair value.  If the estimated fair value of the property after deducting the amortized cost basis of any senior mortgage revenue bond exceeds the principal balance of the property loan then no potential loss is indicated and no loan loss reserve for property loans is needed. In estimating the property valuation, the most significant assumptions utilized in the discounted cash flow model remain the same as discussed in the Form 10-K and include revenue and expense projections and capitalization rates.

Please see the Fair Value Measurement footnote (Note 13) for the detailed description of the fair value estimation process for all taxable mortgage bonds.

During the first quarter of 2015, the Partnership advanced additional funds to Cross Creek of approximately $57,500. In addition, the Partnership received approximately $18,000 of principal from FAH during the first quarter of 2015. During the first quarter of 2014, the Partnership advanced additional funds to Cross Creek and the Ohio Properties of approximately $42,000 and $29,000, respectively. During the first quarters of 2015 and 2014, the Partnership recorded an allowance on interest equal to the accrued interest on the Ashley Square, Cross Creek, Lake Forest and the Ohio Properties property loans receivable because the Partnership determined they were not reasonably assured.

The following is a summary of the property loans receivable, accrued interest and loan loss reserves on the amounts due at March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Interest Allowance	Net Property Loans
Arbors at Hickory Ridge	$191,264	$29,442	$—	$—	$220,706
Ashley Square	5,078,342	2,557,178	(3,596,342)	(2,557,178)	1,482,000
Avistar (February 2013 portfolio)	274,496	25,199	—	—	299,695
Avistar (June 2013 portfolio)	251,622	23,099	—	—	274,721
Cross Creek	7,033,587	2,151,317	(3,447,472)	(2,151,317)	3,586,115
Foundation for Affordable Housing	1,542,391	—	—	—	1,542,391
Greens Property	850,000	258,376	—	—	1,108,376
Lake Forest	4,618,704	2,716,910	(55,000)	(2,696,076)	4,584,538
Ohio Properties	2,390,446	976,156	—	(340,093)	3,026,509
	$22,230,852	$8,737,677	$(7,098,814)	$(7,744,664)	$16,125,051

	December 31, 2014
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Interest Allowance	Net Property Loans
Arbors at Hickory Ridge	$191,264	$26,047	$—	$—	$217,311
Ashley Square	5,078,342	2,455,660	(3,596,342)	(2,455,660)	1,482,000
Avistar (February 2013 portfolio)	274,496	16,470	—	—	290,966
Avistar (June 2013 portfolio)	251,622	15,097	—	—	266,719
Cross Creek	6,976,087	2,084,804	(3,447,472)	(2,084,804)	3,528,615
Foundation for Affordable Housing	1,560,553	1,735	—	—	1,562,288
Greens Property	850,000	231,342	—	—	1,081,342
Lake Forest	4,618,704	2,599,613	(55,000)	(2,578,778)	4,584,539
Ohio Properties	2,390,447	894,044	—	(307,832)	2,976,659
	$22,191,515	$8,324,812	$(7,098,814)	$(7,427,074)	$15,990,439

The following is a detail of loan loss reserves for the first quarter ended March 31, 2015 and year ended December 31, 2014:

	March 31, 2015	December 31, 2014
Balance, beginning of year	$7,098,814	$7,023,814
Provision for loan loss	—	75,000
Balance, end of year	$7,098,814	$7,098,814

Based on the annual impairment analysis, a provision for loan loss and an associated loan loss reserve of $75,000 was recorded against the Cross Creek property loan in 2014. There was no provision for loan loss or associated loan loss reserve during the first quarter of 2015.

9.  Debt Financing

At March 31, 2015 and December 31, 2014, the Company reported outstanding debt financing of approximately $379.3 million and approximately $345.4 million, respectively, through the use of various credit facilities.

Other Financings

In March 2014, the Partnership obtained two $5.0 million unsecured revolving lines of credit (“LOC”). The first revolving LOC carries a variable interest rate which was approximately 3.5% on March 31, 2015, and matures in March 2016. The second revolving LOC also carries a variable interest rate which was approximately 3.4% on March 31, 2015 and matures in March 2016. On March 31, 2015, the Partnership borrowed $5.0 million on each of the LOCs.

In addition, the Partnership has a $7.5 million promissory note which carries a fixed interest rate of approximately 2.8% per annum plus the 30-day London Interbank Offered Rate ("LIBOR") which was approximately 0.2% per annum at March 31, 2015, resulting in approximately 3.0% per annum. The maturity date is August 1, 2017. The Partnership had approximately $7.5 million borrowed as of March 31, 2015, with approximately $6.1 million related to the Woodland Park property and is reported as part of Mortgage payables (Note 10) and approximately $1.4 million reported in Debt financing on the Balance Sheet at March 31, 2015.

The LOCs and $1.4 million borrowing was utilized to supplement with short-term working capital needs and to fund new investments during the periods of time that the Company is working with its lender to finalize new TOB and TEBS financings of assets.

Tender Option Bond Financings

	March 31, 2015
Description of the Tender Option Bond Financings	Outstanding Debt Financing	Interest Rate	Stated Maturity

PHC Certificates-TOB Trust	$44,675,000	2.20%	June 2015
MBS - TOB Trust 1	2,585,000	1.10%	April 2015
MBS - TOB Trust 2	4,090,000	1.10%	April 2015
MBS - TOB Trust 5	5,270,000	1.08%	April 2015
The Suites on Paseo - TOB Trust	15,000,000	4.05%	November 2015
TOB - Decatur Angle - TOB Trust	21,850,000	4.34%	October 2016
Live 929 - TOB Trust	34,960,000	4.47%	July 2019
Bruton Apartments - TOB Trust	17,250,000	4.55%	July 2017
Pro Nova 2014-1 - TOB Trust	9,010,000	4.05%	July 2017
Pro Nova 2014-2 - TOB Trust	9,010,000	4.05%	July 2017
Concord at Gulfgate - TOB Trust	11,940,000	2.80%	February 2018
Concord at Little York - TOB Trust	8,735,000	2.80%	February 2018
Concord at Williamcrest - TOB Trust	12,610,000	2.80%	February 2018
Total Debt Financing	$196,985,000

	December 31, 2014
Description of the Tender Option Bond Financings	Outstanding Debt Financing	Interest Rate	Stated Maturity

PHC Certificates-TOB Trust	$44,675,000	2.20%	June 2015
MBS - TOB Trust 1	2,585,000	1.12%	April 2015
MBS - TOB Trust 2	4,090,000	1.12%	April 2015
MBS - TOB Trust 5	5,270,000	1.06%	April 2015
The Suites on Paseo - TOB Trust	25,535,000	1.96%	June 2015
TOB - Decatur Angle - TOB Trust	21,850,000	4.34%	October 2016
Live 929 - TOB Trust	34,975,000	4.47%	July 2019
Bruton Apartments - TOB Trust	17,250,000	4.55%	July 2017
Pro Nova 2014-1 - TOB Trust	9,010,000	4.05%	July 2017
Pro Nova 2014-2 - TOB Trust	9,010,000	4.05%	July 2017
Total Debt Financing	$174,250,000

In July 2011, the Company executed a Master Trust Agreement with DB which allows the Company to execute multiple TOB Trust structures upon the approval and agreement of terms by DB. Under each TOB Trust structure issued through the Master Trust Agreement, the TOB trustee issues SPEARS and LIFERS. These SPEARS and LIFERS represent beneficial interests in the securitized asset held by the TOB trustee. The Company will purchase the LIFERS from each of these TOB Trusts which will grant them certain rights to the securitized assets. The Master Trust Agreement with DB has covenants with which the Company is required to comply. At March 31, 2015, the most restrictive covenant was that cash available to distribute for the trailing twelve months must be at least two times trailing twelve month interest expense. The Company was in compliance with all covenants as of March 31, 2015. If the Company were to be out of compliance with any of these covenants, it would trigger a termination event of the financing facilities. The Company expects to renew each of the TOB financing facilities at its discretion per the terms of the agreements. DB can require the posting of cash collateral under the terms of the Master Trust Agreement.

In March 2015, the Partnership executed a new TOB Trust under its credit facility with DB securitizing the Suites on Paseo mortgage revenue bond borrowing $15.0 million. The new TOB Trust facility will mature in November 2015. On the closing date the total fixed TOB Trust facility interest rate was approximately 4.1% per annum. Pursuant to the terms of this TOB Trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS. This new TOB Trust replaced the December 2013 TOB Trust under its credit facility with DB which had securitized the Suites on Paseo mortgage revenue bond borrowing $25.8 million. The outstanding balance is approximately $15.0 million on March 31, 2015.

In February 2015, the Partnership executed three new TOB Trusts under its credit facility with DB securitizing the Concord at Gulfgate Apartments, Concord at Little York Apartments, and Concord at Williamcrest Apartments 2015A mortgage revenue bonds borrowing approximately $33.3 million under three TOB Trusts. Each TOB Trust facility has an approximate 2.8% per annum fixed interest rate and each will mature on February 2018. Pursuant to the terms of this TOB Trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS. The outstanding balance remains at approximately $33.3 million on March 31, 2015.

As of March 31, 2015, the Company has posted approximately $1.1 million of cash collateral in connection with the MBS TOB Trusts. This collateral is recorded as restricted cash in the condensed consolidated financial statements.

The Company owns the PHC Certificate LIFERS issued by the PHC TOB Trusts and pledged the LIFERS to the trustee to secure certain reimbursement obligations of the Company as the holder of LIFERS. The Company is consolidating the PHC TOB Trust as it has determined it is the primary beneficiary of these variable interest entities. The PHC TOB Trusts issued SPEARS to unaffiliated investors. The SPEARS represent senior interests in the PHC TOB Trusts and have been credit enhanced by DB. The LIFERS entitle the Company to all principal and interest payments received by the PHC TOB Trusts. The amount owed to the SPEARS owners is approximately $44.7 million at March 31, 2015. As of March 31, 2015 and December 31, 2014, the Company posted approximately $400,000 of cash collateral in connection with one of the PHC TOB Trusts which is recorded as restricted cash.

The Company is accounting for these TOB Trust financing transactions as secured financing arrangements. As of March 31, 2015, the total cost of borrowing averaged approximately 2.2% and 1.1%, on the PHC TOB Trusts and MBS TOB Trusts, respectively.

TEBS Financings

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

Effective July 1, 2014, the Partnership transferred the following mortgage revenue bonds to the 2014 Sponsor pursuant to the M31 TEBS financing. The par value of the mortgage revenue bonds included in this financing facility as of March 31, 2015 and December 31, 2014 are as follows:

Description of Mortgage Revenue Bonds	Outstanding Bond Par Amounts
	March 31, 2015	December 31, 2014	Financial Statement Presentation
Arbors at Hickory Ridge	$11,450,000	$11,450,000	Mortgage revenue bond
Avistar at Chase Hill A Bond	10,000,000	10,000,000	Mortgage revenue bond
Avistar at the Crest A Bond	9,700,000	9,700,000	Mortgage revenue bond
Avistar at the Oaks A Bond	7,800,000	7,800,000	Mortgage revenue bond
Avistar in 09 A Bond	6,735,000	6,735,000	Mortgage revenue bond
Avistar on the Boulevard A Bond	16,525,000	16,525,000	Mortgage revenue bond
Avistar on the Hills A Bond	5,389,000	5,389,000	Mortgage revenue bond
Copper Gate Apartments	5,220,000	5,220,000	Mortgage revenue bond
Greens Property A Bond	8,348,000	8,366,000	Mortgage revenue bond
Harden Ranch A Bond	6,960,000	6,960,000	Mortgage revenue bond
The Palms at Premier Park Apartments	20,125,232	20,152,000	Mortgage revenue bond
Tyler Park Apartments A Bond	6,075,000	6,075,000	Mortgage revenue bond
Westside Village A Bond	3,970,000	3,970,000	Mortgage revenue bond
Total	$118,297,232	$118,342,000

The mortgage revenue bonds were then securitized by transferring these assets to Freddie Mac in exchange for Class A and Class B Freddie Mac Multifamily Variable Rate Certificates, (collectively, the “M31 TEBS Certificates”). The M31 TEBS Certificates represent beneficial interests in the securitized assets held by Freddie Mac. The Class A TEBS Certificates were issued in an initial principal amount of approximately $94.7 million and were sold through a placement agent to unaffiliated investors. The Class B M31 TEBS Certificates were issued in an initial principal amount of approximately $23.7 million and were retained by the 2014 Sponsor. The gross proceeds from the M31 TEBS financing were approximately $94.7 million. After the payment of transaction expenses, the Partnership received net proceeds from the M31 TEBS financing of approximately $91.6 million. The Partnership applied approximately $72.4 million of these net proceeds to retire the short-term securitization that previously existed on these bonds and approximately $6.3 million to a stabilization escrow. In the first quarter of 2015, $1.9 million of restricted cash on the Avistar at Chase Hill bond was released to the Partnership. Approximately $4.4 million is reported as restricted cash on the March 31, 2015 balance sheet.
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
The total Facility Fees are 1.4% per annum, and as of March 31, 2015, the SIFMA rate was equal to approximately 0.0% per annum resulting in a total cost of borrowing of approximately 1.4% per annum on the outstanding balance of the M31 TEBS financing facility of approximately $94.6 million. The M31 TEBS financing and the associated M31 TEBS Trust are presented as secured financings within the condensed consolidated financial statements.

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

As of September 1, 2010, the Partnership and its Consolidated Subsidiary ATAX TEBS I, LLC, entered into a number of agreements relating to a new long-term debt financing facility provided through the securitization of thirteen mortgage revenue bonds owned by the ATAX TEBS I, LLC (“2010 Sponsor”) pursuant to the M24 TEBS financing. The M24 TEBS financing essentially provides the Partnership with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term tax-exempt rates.
In February 2014, the mortgage revenue bond secured by Lost Creek was redeemed for an amount greater than the outstanding principal and accrued base interest. The Company received approximately $18.7 million for the Lost Creek mortgage revenue bond which was used to retire a portion of the M24 TEBS Financing facility. At March 31, 2015 there are twelve mortgage revenue bond owned by the 2010 Sponsor.

In September 2010 the Partnership entered into the M24 TEBs financing transferring certain mortgage revenue bonds to ATAX TEBS I, LLC, a special purpose entity. The par value of the mortgage revenue bonds included in this financing facility as of March 31, 2015 and December 31, 2014 are as follows:

Description of Mortgage Revenue Bonds	Outstanding Bond Par Amounts
	March 31, 2015	December 31, 2014	Financial Statement Presentation
Ashley Square	$5,144,000	$5,159,000	Mortgage revenue bond
Bella Vista	6,490,000	6,490,000	Mortgage revenue bond
Bent Tree	7,444,000	7,465,000	Consolidated VIE
Bridle Ridge	7,625,000	7,655,000	Mortgage revenue bond
Brookstone	9,234,633	9,256,001	Mortgage revenue bond
Cross Creek	8,403,534	8,422,997	Mortgage revenue bond
Fairmont Oaks	7,242,000	7,266,000	Consolidated VIE
Lake Forest	8,856,000	8,886,000	Mortgage revenue bond
Runnymede	10,440,000	10,440,000	Mortgage revenue bond
Southpark	13,680,000	13,680,000	Mortgage revenue bond
Woodlynn Village	4,390,000	4,390,000	Mortgage revenue bond
Ohio Series A Bond (1)	14,383,000	14,407,000	Mortgage revenue bond
Total	$103,332,167	$103,516,998
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
The total Facility Fees are 1.9% per annum, and as of March 31, 2015, the SIFMA rate was equal to approximately 0.1% per annum resulting in a total cost of borrowing of approximately 2.0% per annum on the outstanding balance of the M24 TEBS financing facility of $76.3 million. The M24 TEBS financing and the associated TEBS Trust are presented as secured financings within the condensed consolidated financial statements.
The term of the M24 TEBS financing coincides with the terms of the assets securing the TEBS Certificates, except that the Partnership may terminate the M24 TEBS financing at its option on either September 15, 2017 or September 15, 2020. If the Partnership does not elect to terminate the M24 TEBS financing on these dates, the full term of the M24 TEBS financing runs through the final principal payment date associated with the securitized mortgage revenue bonds, or July 15, 2050.

The Company’s aggregate borrowings as of March 31, 2015 contractually mature over the next five years and thereafter as follows:

2015	$84,172,098
2016	24,872,528
2017	143,627,104
2018	1,217,740
2019	125,418,023
Thereafter	—
Total	$379,307,493

MBS TOB Trust 6 and the majority of MBS TOB Trust 5 were collapsed in October 2014. The Company expects to renew each TOB financing facility maturing in 2015 for another six month term as it has the discretion to renew for six month periods per the terms of the agreement with DB.

10.  Mortgages Payable

The Company reports the mortgage loans secured by certain MF Properties on its condensed consolidated financial statements as Mortgages payable.  As of March 31, 2015 and December 31, 2014, the outstanding mortgage loans totaled approximately $76.4 million and $76.7 million, respectively.  These mortgages carry interest rates ranging from 2.9% to 4.8% with maturity dates ranging from September 2015 to March 2020.

In September 2013, the Partnership executed a $7.0 million promissory note related to the Woodland Park property. This promissory note carries a fixed interest rate of approximately 2.8% per annum plus 30-day LIBOR which was approximately 0.2% per annum, resulting in approximately 3.0% per annum at the date of closing. The maturity date was extended to August 1, 2017 and the maximum borrowing was changed to $7.5 million. The Partnership has borrowed approximately $7.5 million as of March 31, 2015. Approximately $6.1 million is related to the Woodland Park property and is reported as part of Mortgage payables and approximately $1.4 million is reported in Debt financing on the balance sheet at March 31, 2015 (Note 9).

The Company’s mortgages payable as of March 31, 2015 contractually mature over the next five years and thereafter as follows:

2015	$9,130,349
2016	24,265,268
2017	13,581,274
2018	3,968,570
2019	25,499,990
Thereafter	—
Total	$76,445,451

The Company plans to either extend or refinance the mortgage on Eagle Village as it matures in 2015.

11.  Transactions with Related Parties

The general partner of the Partnership, AFCA 2, is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its mortgage revenue bonds, property loans collateralized by real property, and other investments for which the owner of the financed property or other third party is not obligated to pay such administrative fee directly to AFCA 2. For the quarters ended March 31, 2015 and 2014 the Partnership paid or accrued administrative fees to AFCA 2 of approximately $620,000 and $473,000, respectively. In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these mortgage revenue bonds and totaled approximately $16,500 and $17,000 for the quarters ended March 31, 2015 and 2014, respectively.

AFCA 2 earns mortgage placement fees in connection with the acquisition of certain mortgage revenue bonds.  These mortgage placement fees were paid by the owners of the respective properties and, accordingly, have not been reflected in the accompanying condensed consolidated financial statements because these properties are not considered consolidated VIEs.  During the quarters ended March 31, 2015 and 2014, AFCA 2 earned mortgage placement fees of approximately $534,000 and $323,000, respectively.

An affiliate of AFCA 2, America First Properties Management Company, LLC (“Properties Management”) provided property management services for the nine MF Properties, the two Consolidated VIEs and six of the properties collateralized by the mortgage revenue bonds, earning management fees of approximately $324,000 and $300,000 for the quarters ended March 31, 2015 and 2014, respectively. These property management fees are not Partnership expenses, but are paid in each case by the owner of the Residential Properties.  For properties owned by entities treated as Consolidated VIEs and for MF Properties, the property management fees are reflected as real estate operating expenses on the Company’s condensed consolidated financial statements.  The property management fees are paid out of the revenues generated by the respective property prior to the payment of debt service on the Partnership's mortgage revenue bonds and property loans, if applicable.

An affiliate of AFCA 2 acts as a origination advisor and consultant to the borrowers when mortgage revenue bonds and financing facilities are acquired by the Company. For the quarters ended March 31, 2015 and 2014, approximately $267,000 and $161,500, respectively, in origination fees were paid by the borrower of certain acquired bonds and have not been reflected in the accompanying condensed consolidated financial statements.

The Partnership executed a Developer and Construction Management Agreement with two affiliates of AFCA 2 during the second quarter of 2013 in connection with the mixed-use development at the University of Nebraska - Lincoln, The 50/50 (Note 7). Under the terms of this agreement, these affiliates earned approximately $0 and $112,000 in the quarters ended March 31, 2015 and 2014, respectively.

The owners of two limited-purpose corporations which own multifamily residential properties financed with mortgage revenue bonds and property loans held by the Company are employees of Burlington who are not involved in the operation or management of the Company and who are not executive officers or managers of Burlington.

12.  Interest Rate Derivative Agreements

As of March 31, 2015, the Company has nine derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing.

At March 31, 2015, the terms of the nine derivative agreements are as follows:

Date Purchased	Notional Amount	Effective Capped Rate	Maturity Date	Purchase Price	Counterparty

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$921,000	Bank of New York Mellon

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$845,600	Barclays Bank PLC

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$928,000	Royal Bank of Canada

August 15, 2013	$93,305,000	1.50%	September 1, 2017	$793,000	Deutsche Bank

February 18, 2014	$41,250,000	1.00%	March 1, 2017	$230,500	SMBC Capital Markets, Inc

February 18, 2014	$11,000,000	1.00%	March 1, 2017	$150,500	SMBC Capital Markets, Inc

July 10, 2014	$31,565,000	3.00%	August 15, 2019	$315,200	Barclays Bank PLC

July 10, 2014	$31,565,000	3.00%	August 15, 2019	$343,000	Royal Bank of Canada

July 10, 2014	$31,565,000	3.00%	August 15, 2019	$333,200	SMBC Capital Markets, Inc

In February 2014, the Company entered into two interest rate cap agreements with SMBC Capital Markets, Inc. for a notional amount of $70.0 million with an effective start date of March 1, 2014. On March 30, 2015, SMBC Capital Markets, Inc revised and replaced this agreement with the notional amount for the outstanding borrowings on the MBS TOB financing facilities to $11.0 million. These agreements effectively limit the interest component of the TOB financing correlated with the SIFMA index to a maximum of 1.0% on $52.3 million of the outstanding borrowings on the MBS TOB financing facilities and the PHC Certificates TOB financing facilities through a three year term ending March 1, 2017. The Company received $10,500 of cash collateral upon the execution of this revised agreement. These interest rate cap contract revised cost approximately $369,500 and does not qualify for hedge accounting. Therefore, changes in the estimated fair value of the interest rate derivatives are included in earnings.

The Company contracted for two no-cost interest rate swaps with DB related to the Decatur Angle and Bruton TOB financing facilities collateralized by mortgage revenue bonds that are used to provide financing for the construction of these properties. The swap related to the Decatur Angle TOB financing facility has a $23.0 million notional value, an October 15, 2016 effective date, and an October 15, 2021 termination date. The swap related to the Bruton TOB financing facility has an approximate $18.1 million notional value, an April 15, 2017 effective date, and an April 15, 2022 termination date. Both swaps are in place to mitigate the possible interest rate increases and swaps a variable rate based on LIBOR for an approximate 2% fixed rate. As of March 31, 2015 the fair value of the Decatur Angle swap is a liability of approximately $646,000 and the fair value of the Bruton swap is a liability of approximately $520,000. The fair value of these swaps have been recorded as a liability on the Balance Sheet.

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $900,000 and $176,000 for the quarters ended March 31, 2015 and 2014, respectively. The valuation methodology used to estimate the fair value of the Company’s interest rate derivative agreements is disclosed in footnote 13.

13.   Fair Value of Financial Instruments

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

Investments in Mortgage Revenue Bonds.  The fair values of the Company’s investments in mortgage revenue bonds have each been based on a discounted cash flow or yield to maturity analysis. The Company uses this same valuation methodology to estimate the fair value adjustment for its mortgage bond purchase commitments. There is no active trading market for the mortgage revenue bonds and price quotes for the mortgage revenue bonds are not available.  If available, the General Partner may also consider price quotes on similar mortgage revenue bonds or other information from external sources, such as pricing services.  The estimates of the fair values of these mortgage revenue bonds, whether estimated by the Company or based on external sources, are based largely on unobservable inputs the General Partner believes would be used by market participants.  Additionally, the calculation methodology used by the external sources and the Company encompasses the use of judgment in its application. To validate changes in the fair value of the Company’s investments in mortgage revenue bonds between reporting periods, the General Partner looks at the key inputs such as changes in the current market yields on similar bonds as well as changes in the operating performance of the underlying property serving as collateral for each bond. The General Partner validates that the changes in the estimated fair value of the mortgage revenue bonds move with the changes in these monitored factors. Given these facts the fair value measurement of the Company’s investment in mortgage revenue bonds is categorized as a Level 3 input. There is also an approximately $576,000 estimated fair market value adjustment related to forward bond purchase commitments that are categorized as a Level 3 input which were recorded in other comprehensive loss during the quarter ended March 31, 2015. The fair value of the bond purchase commitment is determined in the same manner as the mortgage revenue bonds.

Investments in Public Housing Capital Fund Trust Certificates. The fair value of the Company’s investment in Public Housing Capital Fund Trust Certificates has been based on a yield to maturity analysis performed by the General Partner. There is no active trading market for the trusts’ certificates owned by the Company, but the General Partner will look at estimated values as determined by pricing services when available. The estimates of the fair values of these trusts’ certificates begin with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts, adjusted largely for unobservable inputs the General Partner believes would be used by market participants. Additionally, the calculation methodology used by external pricing services and the Company encompasses the use of judgment in its application. The Company validates that the changes in the estimated fair value of Public Housing Capital Fund Trust Certificates move with the changes in the market yield rates of investment grade rated mortgage revenue municipal bonds with terms of similar length. Given these facts the fair value measurement of the Company’s investment in Public Housing Capital Fund Trust Certificates is categorized as a Level 3 input.

Investments in Mortgage-Backed Securities. The fair value of the Company’s investment in mortgage-backed securities is based upon prices obtained from a third party pricing service, which are indicative of market activity. The valuation methodology of the Company’s third party pricing service incorporates commonly used market pricing methods, incorporates trading activity observed in the market place, and other data inputs. The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; geography; and prepayment speeds. The Company analyzes pricing data received from the third party pricing service by comparing it to valuation information obtained from at least one other third party pricing service, ensuring they are within a tolerable range of difference which the Company estimates as 7.5%. The General Partner also looks at observations of trading activity in the market place when available. Given these facts, the fair value measurements of the Company’s investment in mortgage-backed securities are categorized as Level 2 inputs.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2015
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage Revenue Bonds	$507,898,698	$—	$—	$507,898,698
Bond Purchase Commitment	5,204,188	—	—	5,204,188
Public Housing Capital Fund Trust Certificates	60,272,941	—	—	60,272,941
Mortgage-Backed Securities	14,884,339	—	14,884,339	—
Taxable Mortgage Bonds	4,411,214	—	—	4,411,214
Interest Rate Derivatives	(642,704)	—	—	(642,704)
Total Assets at Fair Value	$592,028,676	$—	$14,884,339	$577,144,337

	For Three Months Ended March 31, 2015
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitment	Public Housing Capital Fund Trust Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2015	$449,024,137	$5,780,413	$61,263,123	$4,616,565	$267,669	$520,951,907
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	—	—	(899,873)	(899,873)
Included in other comprehensive income (loss)	74,600	(576,225)	(976,532)	(205,351)	—	(1,683,508)
Purchases	58,945,000	—	—	—	—	58,945,000
Refund of interest rate derivative cost	—	—	—	—	(10,500)	(10,500)
Settlements	(145,039)	—	(13,650)	—	—	(158,689)
Ending Balance March 31, 2015	$507,898,698	$5,204,188	$60,272,941	$4,411,214	$(642,704)	$577,144,337
Total amount of losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of March 31, 2015	$—	$—	$—	$—	$(899,873)	$(899,873)

	Fair Value Measurements at December 31, 2014
Description	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage Revenue Bonds	$449,024,137	$—	$—	$449,024,137
Bond Purchase Commitment	5,780,413	—	—	5,780,413
Public Housing Capital Fund Trusts	61,263,123	—	—	61,263,123
Mortgage-Backed Securities	14,841,558	—	14,841,558	—
Taxable Mortgage Bonds	4,616,565	—	—	4,616,565
Interest Rate Derivatives	267,669	—	—	267,669
Total Assets at Fair Value	$535,793,465	$—	$14,841,558	$520,951,907

	For Three Months Ended March 31, 2014
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Public Housing Capital Fund Trust Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2014	$285,318,171	$62,056,379	$4,075,953	$888,120	$352,338,623
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	—	(175,837)	(175,837)
Included in other comprehensive loss	14,073,020	1,657,859	223,004	—	15,953,883
Purchases	34,778,800	—	—	—	34,778,800
Purchase interest rate derivative	—	—	—	391,500	391,500
Mortgage revenue bond redemption	(17,636,138)	—	—	—	(17,636,138)
Settlements	(62,126)	(1,643,698)	—	—	(1,705,824)
Ending Balance March 31, 2014	$316,471,727	$62,070,540	$4,298,957	$1,103,783	$383,945,007
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held as of March 31, 2014	$—	$—	$—	$(175,837)	$(175,837)

Gains and losses included in earnings for the period shown above are included in interest expense.

The Company calculates a fair value of each financial instrument using a discounted cash flow model based on the debt amortization schedules at the effective rate of interest for each period represented. This estimate of fair value is based on Level 3 inputs. The table below represents the fair value of the debt held on the balance sheet for March 31, 2015 and December 31, 2014, respectively.

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing	$379,307,493	$380,751,539	$345,359,000	$346,813,909
Mortgages payable	$76,445,451	$75,876,463	$76,707,845	$76,134,465

14. Commitments and Contingencies

The Company, from time to time, may be subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are frequently covered by insurance. If it has been determined that a loss is probable, the estimated amount of the loss is accrued in the condensed consolidated financial statements. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material effect on the Company’s condensed consolidated financial statements.

As part of the Company’s strategy of acquiring mortgage revenue bonds, the Company will enter into forward bond purchase commitments related to mortgage revenue bonds to be issued secured by properties under construction. Upon execution of the forward bond purchase commitment, the proceeds from the mortgage revenue bonds issued will be used to pay off the construction related debt and mortgage revenue bonds. The Partnership accounts for the forward bond purchase agreements as an available-for-sale security and, as such, records the estimated value of the forward bond purchase commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.

As of March 31, 2015 and December 31, 2014 the forward bond purchase commitments outstanding and the related fair values are as follows:

Forward Bond Purchase Commitments	Date	Commitment Amount	Rate	Fair Value at March 31, 2015	Fair Value at December 31, 2014
15 West Apartments	July 2014	$9,900,000	6.25%	$744,660	$809,178
Plano at Gateway Apartments	December 2014	$20,000,000	6.00%	$1,005,800	$1,133,400
Silver Moon Apartments	June 2013	$8,000,000	6.00%	$366,320	$413,600
Vantage at Harlingen - B bonds	August 2013	$18,000,000	6.00%	$1,278,900	$1,433,700
Vantage at Judson - B bonds	December 2012	$26,700,000	6.00%	$1,808,508	$1,990,535

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

The Company provided a guarantee on the $2.8 million mortgage secured by the Abbington at Stones River, a 96 unit multifamily property located in Tennessee, in addition to providing the approximately $1.6 million property loan to Foundation for Affordable Housing, the not-for-profit owner of the property. Based on the historical financial performance of the property and its estimated fair value, the Company estimates there is no value to record for this mortgage guarantee.

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

As the holder of residual interests issued in connection with its TEBS and TOB bond financing arrangements, the Partnership is required to guarantee certain losses that can be incurred by the trusts created in connection with these financings. These guarantees may result from a downgrade in the investment rating of mortgage revenue bonds held by the trust or of the senior securities issued by the trust, a ratings downgrade of the liquidity provider for the trust, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities or an inability to obtain liquidity for the trust. In the case of the TEBS, Freddie will step in first on an immediate basis and the Partnership will have 10 to 14 days to remedy. In each of these cases, the trust will be collapsed. If the proceeds from the sale of the trust collateral are not sufficient to pay the principal amount of the senior securities with accrued interest and the other expenses of the trusts, the Partnership will be required to fund any such shortfall pursuant to its guarantee. In the event of a shortfall the maximum exposure to loss would be approximately $367.9 million prior to the consideration of the proceeds from the sale of the trust collateral. The Partnership has never been required to reimburse the financing facilities for any shortfall.

In connection with the sale of the Greens Property, the Company entered into guarantee agreements with the BC Partners under which the Company has guaranteed certain obligations of the general partner of the Greens of Pine Glen limited partnership, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur. A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehabilitation, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure. No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote. The maximum exposure to the Company at March 31, 2015, under the guarantee provision of the repurchase clause is approximately $1.3 million which represents 75% of the equity contributed by BC Partners to date.

In connection with the Ohio Properties transaction in 2011, the Company entered into guarantee agreements with the BC Partners under which the Company has guaranteed certain obligations of the general partner of these limited partnerships, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur. A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehabilitation, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure. Even if a repurchase event should occur, 25% of the BC equity would remain in the Ohio Properties and thus BC, a third party, would have sufficient equity in the Ohio Properties for the Company to recognize the sale discussed in Note 9. No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote. The maximum exposure to the Company at March 31, 2015, under the guarantee provision of the repurchase clause is approximately $4.9 million which represents 75% of the equity contributed by BC Partners.

15. Recently Issued Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU 2015-03), Interest - Imputation of Interest (Subtopic 835-30). ASU 2015-03 changes the presentation of debt issuance costs in the financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will be reported as interest expense. This standard is effective for annual reporting periods beginning after December 15, 2015. The Partnership is still evaluating the impact of this pronouncement on the condensed consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidations (Topic 810) (ASU 2015-02).  This ASU amends the consolidation requirements in ASC 810 and significantly changes the consolidation analysis required under US GAAP.  The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted.  The Partnership is still evaluating the impact of this pronouncement on the condensed consolidated financial statements.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU No. 2014-15, “Presentation of Financial Statements-Going Concern”.   ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Partnership is still evaluating the impact of this pronouncement on the condensed consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition guidance in Topic 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services. This standard is effective for annual reporting periods beginning after December 15, 2016. The Partnership is still evaluating the impact of this pronouncement on the condensed consolidated financial statements.

16. Subsequent Events

On April 6, 2015, a commission agreement was executed to list the Fairmont Oaks property for sale. The proceeds from the sale are expected to be more than the carrying value of the property’s assets and the sale is expected to be completed before the end of 2015.

In April 2015, the Company acquired at par an approximate $13.3 million par value Series 2015A mortgage revenue bond with a stated interest rate of 6.0%, which will mature on May 1, 2052. In addition, the Company purchased a $125,000 par value Subordinate Series 2015B mortgage revenue bond with a stated interest rate of 12.0% which will mature on June 1, 2052. These mortgage revenue bonds are secured by Perrin Square, a 236 unit multifamily residential property in San Antonio, Texas.

17.  Segments

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

Mortgage Revenue Bond Investments Segment

The Mortgage Revenue Bond Investments segment consists of the Company’s portfolio of mortgage revenue bonds which have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas.  Such mortgage revenue bonds are held as long-term investments.  As of March 31, 2015, the Company held sixty mortgage revenue bonds not associated with Consolidated VIEs and two mortgage revenue bonds associated with Consolidated VIEs which are bonds that are eliminated in consolidation on the Company’s financial statements. The Residential Properties financed by fifty-seven mortgage revenue bonds contain a total of 7,379 rental units. In addition, three of the bonds’ properties are not operational and are under construction and two bonds are collateralized by commercial real estate (Note 4).

MF Properties Segment

The MF Properties segment consists of indirect equity interests in multifamily, student housing, and senior citizen residential properties which are not currently financed by mortgage revenue bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring.  In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties.  Other than The Colonial property discussed in Note 7, the Partnership’s interests in its current MF Properties are not currently classified as Assets held for sale because the Partnership is not actively marketing them for sale, there is no definitive purchase agreement in existence that, under current guidance, can be recognized as a sale of real estate assets and, therefore, no sale is expected in the next twelve months. During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.  Any such cash distribution will contribute to the Partnership’s CAD.  As of March 31, 2015, the Company consolidated the results of nine MF Properties containing a total of 2,169 rental units (Note 7).

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

The MBS segment consists of the assets, liabilities, and related income and expenses of the MBS TOB Trusts that the Company consolidated due to its ownership of the LIFERs issued by the MBS TOB Trusts. These MBS TOB Trusts are securitizations of state-issued mortgage-backed securities which are backed by residential mortgage loans. These investments were acquired during the fourth quarter of 2012 through the second quarter of 2013 and all but three MBS were sold in 2014 (Note 6).

The Consolidated VIE Segment

The Consolidated VIE segment consists of multifamily residential properties which are financed with mortgage revenue bonds held by the Partnership, the assets, liabilities and operating results of which are consolidated with those of the Partnership as a result of consolidation guidance.  The mortgage revenue bonds on these Consolidated VIE properties are eliminated from the Company’s financial statements as a result of such consolidation, however, such bonds are held as long-term investments by the Partnership which continues to be entitled to receive principal and interest payments on such bonds.  The Company does not actually own an equity position in the Consolidated VIEs or their underlying properties.  As of March 31, 2015, the Company consolidated two VIEs containing a total 410 units (Note 3).

Management’s goals with respect to the properties constituting the Company’s Consolidated VIE and MF Properties reportable segments is to generate increasing amounts of net rental income from these properties that will allow them to (i) make all payments of base interest, and possibly pay contingent interest, on the properties, and (ii) distribute net rental income to the Partnership from the MF Properties segment until such properties can be refinanced with additional mortgage revenue bonds meeting the Partnership’s investment criteria.  In order to achieve these goals, management of these multifamily residential properties is focused on: (i) maintaining high economic occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties; and (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas.

The following table details certain key financial information for the Company’s reportable segments for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended,
	March 31, 2015	March 31, 2014
Total revenues
Mortgage Revenue Bond Investments	$7,549,171	$8,260,913
MF Properties	4,302,301	3,150,344
Public Housing Capital Fund Trust Certificates	732,903	800,828
Mortgage-Backed Securities	152,860	421,160
Consolidated VIEs	804,068	800,872
Consolidation/eliminations	(230,610)	(233,277)
Total revenues	$13,310,693	$13,200,840

Interest expense
Mortgage Revenue Bond Investments	$2,947,100	$1,149,922
MF Properties	712,899	563,340
Public Housing Capital Fund Trust Certificates	296,460	337,557
Mortgage-Backed Securities	37,697	118,730
Consolidated VIEs	569,934	557,884
Consolidation/eliminations	(574,969)	(557,884)
Total interest expense	$3,989,121	$2,169,549

Depreciation expense
Mortgage Revenue Bond Investments	$—	$—
MF Properties	1,454,179	1,019,366
Public Housing Capital Fund Trust Certificates	—	—
Mortgage-Backed Securities	—	—
Consolidated VIEs	239,120	232,781
Consolidation/eliminations	—	—
Total depreciation expense	$1,693,299	$1,252,147

Net income (loss)
Mortgage Revenue Bond Investments	$2,520,116	$5,628,100
MF Properties	(393,641)	(224,508)
Public Housing Capital Fund Trust Certificates	429,148	456,118
Mortgage-Backed Securities	115,022	299,890
Consolidated VIEs	(497,170)	(444,098)
Consolidation/eliminations	351,004	331,327
Net income - America First Multifamily Investors, L. P.	$2,524,479	$6,046,829

The following table details certain key financial information for the Company’s reportable segments as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Total assets
Mortgage Revenue Bond Investments	$723,613,539	$698,637,412
MF Properties	111,632,020	101,696,234
Public Housing Capital Fund Trusts	60,664,767	61,577,848
Mortgage-Backed Securities	15,104,963	15,101,309
Consolidated VIEs	13,169,000	13,456,861
Consolidation/eliminations	(151,451,921)	(146,230,447)
Total assets	$772,732,368	$744,239,217

Total partners’ capital
Mortgage Revenue Bond Investments	$344,804,295	$355,480,225
MF Properties	(6,379,698)	18,600,449
Public Housing Capital Fund Trusts	15,890,718	16,803,457
Mortgage-Backed Securities	3,105,324	3,095,526
Consolidated VIEs	(23,996,786)	(23,499,616)
Consolidation/eliminations	(30,196,628)	(60,536,142)
Total partners’ capital	$303,227,225	$309,943,899

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Management’s Discussion and Analysis, the “Partnership” refers to America First Multifamily Investors, L.P. and its Consolidated Subsidiaries at March 31, 2015 which consist of:

•
ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created in 2010 to hold mortgage revenue bonds in order to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing (“M24 TEBS Financing”)with Freddie Mac (see Note 9 to the condensed consolidated financial statements).

•
ATAX TEBS II, LLC, a special purpose entity owned and controlled by the Partnership, created in 2014 to hold mortgage revenue bonds in order to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing (“M31 TEBS Financing”) with Freddie Mac (see Note 9 to the condensed consolidated financial statements).

•	Nine multifamily, student, and senior citizen residential properties (“MF Properties”) which are either wholly or majority owned by subsidiaries of the Partnership.

The Company’s primary purpose is to acquire, hold, sell and otherwise deal with a portfolio of mortgage revenue bonds which have been issued to provide construction and/or permanent financing for affordable multifamily, student housing, and senior citizen residential properties (collectively “Residential Properties”) and commercial properties in their market areas. The “Company” refers to the condensed consolidated financial statements reported in this Form 10-Q which include the assets, liabilities and results of operations of the Partnership, its Consolidated Subsidiaries, and two entities in which the Partnership does not hold an ownership interest but which own affordable multifamily and student residential housing (collectively, “Residential Properties”) financed with mortgage revenue bonds held by the Partnership and which are treated as variable interest entities (“VIEs”) of which the Partnership has been determined to be the primary beneficiary (the “Consolidated VIEs”). All significant transactions and accounts between the Partnership and the VIEs have been eliminated in consolidation.

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

Executive Summary

For the quarters ended March 31, 2015 and 2014, the Company generated Net income of approximately $2.5 million and $6.1 million, respectively. During the first quarter of 2015, the Company reported an approximate $2.5 million in additional recurring investment income when compared to the first quarter of 2014 due to the additional mortgage revenue bonds added to the portfolio. Offsetting this increase was an approximate $677,000 decrease in investment interest when comparing the two quarters related to the disposition and principle paid down of the Autumn Pines and Lost Creek mortgage revenue bonds, and the Mortgage-Backed Securities (“MBS”) and Public Housing Capital (“PHC”) Fund Trust Certificates (“PHC Certificates”). During the first quarter of 2014, the Company realized an approximate $2.8 million gain from the Lost Creek mortgage revenue bond redemption. Approximately $2.3 million of the increase in total expenses when comparing the first quarter of 2015 to the first quarter of 2014 is directly related to increased borrowings, the adjustment of the derivatives to fair value, and increased administrative fees and professional fees.

The Company also reported a net increase in property revenues, real estate operating expenses, and depreciation and amortization expenses for the first quarter of 2015 which mostly is related to the student housing complex (named “The 50/50”) which began leasing in August 2014. Overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents, and non-revenue units such as model units and employee units) of the stabilized Residential Properties that the Partnership has financed with mortgage revenue bonds was approximately 90% for the first quarter of 2015 and approximately 89% for the first quarter of 2014.  Overall economic occupancy of the stabilized MF Properties was approximately 87% for the first quarter of 2015 and approximately 86% for the first quarter of 2014.

The Company generated Cash Available for Distribution (“CAD”) of approximately $5.4 million and $7.1 million for the quarters ended March 31, 2015 and 2014, respectively. See further discussion of CAD in the Liquidity and Capital Resources section in this Management’s Discussion and Analysis below. The majority of this decrease was due to the gain realized from the Lost Creek mortgage bond redemption in 2014, offset by increased interest expense due to increased borrowings and the change in derivatives.

Recent Investment Activity

In March 2015, the Partnership acquired the approximate $35.6 million B bond related to The Suites on Paseo for the fair market value of $5.5 million (see Note 4 to the Company’s condensed consolidated financial statements).

In January 2015, the Partnership acquired six mortgage revenue bonds. They are as follows:

•
The Partnership purchased approximately $17.1 million par value Series 2015A and approximately $2.1 million par value of Series 2015B mortgage revenue bonds. These mortgage revenue bonds are secured by Concord at Gulfgate Apartments, a 288 unit multifamily residential property located in Houston, Texas.

•
The Partnership purchased approximately $12.5 million par value Series 2015A and approximately $1.0 million par value of Series 2015B mortgage revenue bonds. These mortgage revenue bonds are secured by Concord at Little York Apartments, a 276 unit multifamily residential property located in Houston, Texas.

•
The Partnership purchased approximately $18.0 million par value Series 2015A and approximately $2.8 million par value of Series 2015B mortgage revenue bonds. These mortgage revenue bonds are secured by Concord at Williamcrest Apartments, a 288 unit multifamily residential property located in Houston, Texas (see Note 4 to the Company’s condensed consolidated financial statements).

On March 30, 2015, a commercial purchase agreement was executed for The Colonial property which is expected to be completed before the end of the second quarter of 2015. The projected proceeds from the sale of the property are expected to be approximately $10.7 million, which is greater than the total assets value of approximately $7.3 million.

Recent Financing and Derivative Activities

In March 2014, the Partnership obtained two $5.0 million unsecured revolving lines of credit (“LOC”). The first revolving LOC carries a variable interest rate which was approximately 3.5% on March 31, 2015, and matures in March 2016. The second revolving LOC also carries a variable interest rate which was approximately 3.4% on March 31, 2015 and matures in March 2016. On March 31, 2015, the Partnership borrowed $5.0 million on each of the LOCs (see Note 9 to the Company’s condensed consolidated financial statements).

In addition, the Partnership has a $7.5 million promissory note which carries a fixed interest rate of approximately 2.8% per annum plus the 30-day London Interbank Offered Rate ("LIBOR") which was approximately 0.2% per annum at March 31, 2015, resulting in approximately 3.0% per annum. The maturity date is August 1, 2017. The Partnership had approximately $7.5 million borrowed as of March 31, 2015, with approximately $6.1 million related to the Woodland Park property and is reported as part of Mortgage payables (see Note 10 to the Company’s condensed consolidated financial statements) and approximately $1.4 million reported in Debt financing on the Balance Sheet at March 31, 2015 (see Note 9 to the Company’s condensed consolidated financial statements).

The LOCs and $1.4 million borrowing were utilized to supplement short-term working capital needs and to fund new investments during the periods of time that the Company is working with its lender to finalize new tender option bond (“TOB”) and TEBS financings of assets (see Note 9 to the Company’s condensed consolidated financial statements).

In March 2015, the Partnership executed a new TOB Trust under its credit facility with Deutsche Bank (“DB”) securitizing the Suites on Paseo mortgage revenue bond borrowing $15.0 million. The new TOB Trust facility will mature in May 2015. On the closing date the total fixed TOB Trust facility interest rate was approximately 4.1% per annum. Pursuant to the terms of this TOB Trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the Senior Floating-Rate Participation Interest (“SPEARS”). This new TOB Trust replaced the December 2013 TOB Trust under its credit facility with DB which had securitized the Suites on Paseo mortgage revenue bond borrowing $25.8 million. The outstanding balance is approximately $15.0 million on March 31, 2015 (see Note 9 to the Company’s condensed consolidated financial statements).

In February 2015, the Partnership executed three new TOB Trusts under its credit facility with DB securitizing the Concord at Gulfgate Apartments, Concord at Little York Apartments, and Concord at Williamcrest Apartments 2015A mortgage revenue bonds borrowing approximately $33.3 million under three TOB Trusts. Each TOB Trust facility has an approximate 2.8% per annum fixed interest rate and each will mature on February 2018. Pursuant to the terms of this TOB Trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS. The outstanding balance remains at approximately $33.3 million on March 31, 2015 (see Note 9 to the Company’s condensed consolidated financial statements).

In February 2014, the Company entered into two interest rate cap agreements with SMBC Capital Markets, Inc. for a notional amount of $70.0 million with an effective start date of March 1, 2014. On March 30, 2015, SMBC Capital Markets, Inc revised and replaced this agreement with the notional amount for the outstanding borrowings on the mortgage-backed securities tender option bond (“MBS TOB”) financing facilities to $11.0 million. These agreements effectively limit the interest component of the TOB financing correlated with the Securities Industry and Financial Markets Association (“SIFMA”) index to a maximum of 1.0% on $52.3 million of the outstanding borrowings on the MBS TOB financing facilities and the Public Housing Capital Certificates(“PHC Certificates”) TOB financing facilities through a three year term ending March 1, 2017. The Company received $10,500 of cash collateral upon the execution of this revised agreement. These interest rate cap contract revised cost approximately $369,500 and does not qualify for hedge accounting. Therefore, changes in the estimated fair value of the interest rate derivatives are included in earnings (see Note 12 to the Company’s condensed consolidated financial statements).

Discussion of the Mortgage Revenue Bond Holdings as of March 31, 2015

The Partnership’s primary purpose is to acquire and hold as long-term investments a portfolio of mortgage revenue bonds which have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas. At March 31, 2015, the Partnership held 62 mortgage revenue bonds secured by 41 Residential Properties of which 12 bonds are owned by ATAX TEBS I, LLC, 13 bonds are owned by ATAX TEBS II, LLC, and 9 are held in trust facilities with DB (see Note 9 to the Company’s condensed consolidated financial statements).  Thirty-eight of the properties securing the bonds contain a total of 6,969 rental units and three of the bonds’ properties are not operational and are under construction. Two of the entities that own the Residential Properties financed by two of the Partnership’s mortgage revenue bonds were deemed to be Consolidated VIEs of the Partnership at March 31, 2015, contain 410 rental units, and are eliminated upon consolidation on the Company’s financial statements (see Note 3 to the Company’s condensed consolidated financial statements).  Two of the 9 bonds held in trust facilities with DB are collateralized by ground, facility, and equipment of a commercial ancillary health care facility in Tennessee.

For the quarters ended March 31, 2015 and 2014, the mortgage revenue bond investment segment reported revenue of approximately $7.5 million and $8.3 million, respectively, interest expense of approximately $2.9 million and $1.2 million, respectively, and net income of approximately $2.5 million and $5.6 million, respectively. During the first quarter of 2015 the Company reported an approximate $2.5 million in additional recurring investment income when compared to the first quarter ended March 31, 2014 due to the additional mortgage revenue bonds added to the portfolio. Offsetting this increase was an approximate $677,000 decrease in investment interest when comparing the two quarters related to the disposition and principle paydowns of the Autumn Pines and Lost Creek mortgage revenue bonds, and the MBS and PHCs. During the first quarter of 2014, the Company realized an approximate $2.8 million gain from the Lost Creek mortgage revenue bond redemption. Approximately $2.3 million of the increase in total expenses when comparing the first quarter of 2015 to the first quarter of 2014 is directly related to increased borrowings, the adjustment of the derivatives to fair value, and increased administrative fees and professional fees.

Discussion of the Public Housing Capital (“PHC”) Trusts Holdings as of March 31, 2015

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

The PHC Certificates acquired in July 2012 consist of custodial receipts evidencing loans made to a number of public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by United States Department of Housing and Urban Development (“HUD”) under HUD’s Capital Fund Program. For the quarters ended March 31, 2015 and 2014, the PHC Certificate segment reported revenue of approximately $733,000 and $801,000, respectively, interest expense of approximately $296,000 and $338,000, respectively, and net income of approximately $429,000 and $456,000, respectively. The slight decrease in revenue and net income when comparing the quarters ended March 31, 2015 and 2014 is related to the principle paid down period over period. The following table sets forth certain information relating to the PHC Certificates held in the PHC TOB Trusts:

	Average Remaining Lives (Years)	Investment Rating	Weighted Average Interest Rate over Life	Principal Outstanding March 31, 2015
Public Housing Capital Fund Trust Certificate I	10.00	AA-	5.30%	$25,980,780
Public Housing Capital Fund Trust Certificate II	9.47	A+	4.28%	12,429,186
Public Housing Capital Fund Trust Certificate III	10.56	BBB	5.42%	20,898,432
Total Public Housing Capital Fund Trust Certificates				$59,308,398

Discussion of the Mortgage-Backed Securities (“MBS”) Holdings as of March 31, 2015

The third class of security owned by the Company is MBS. As of March 31, 2015, the Company owned state-issued MBS with an aggregate outstanding principal amount of approximately $14.8 million. The MBS were acquired between fourth quarter 2012 and first quarter 2013 and are backed by residential mortgage loans. For the quarters ended March 31, 2015 and 2014, the MBS segment reported revenue of approximately $153,000 and $421,000, respectively, interest expense of approximately $38,000 and $119,000, respectively, and net income of approximately $115,000 and $300,000, respectively. The decrease in revenue and net income when comparing the quarters ended March 31, 2015 and 2014 is related to the sale of the MBS securities period over period. The following table sets forth certain information relating to the MBS held in the MBS TOB Trusts:

Agency Rating of MBS	Principal Outstanding March 31, 2015	Weighted Average Maturity Date	Weighted Average Coupon Interest Rate
“AAA”	$5,000,000	7/1/2032	4.60%
“AA”	9,765,000	7/9/2036	4.20%
	$14,765,000

Discussion of the MF Property Holdings as of March 31, 2015

To facilitate its investment strategy of acquiring additional mortgage revenue bonds secured by multifamily, student, and senior citizen residential properties, the Partnership may acquire ownership positions in MF Properties in order to ultimately restructure the property ownership through a sale of the MF Properties.  The Partnership expects each of these MF Properties to eventually be sold to a not-for-profit entity or in connection with a syndication of low income housing tax credits (“LIHTCs”). The Partnership expects to acquire mortgage revenue bonds issued to provide debt financing for these properties at the time the property ownership is restructured and expects to provide the mortgage revenue bonds to the new property owners as part of the restructuring.

At March 31, 2015, the Partnership’s consolidated subsidiaries owned nine MF Properties which contain a total of 2,169 rental units including The 50/50 that began leasing in August 2014. At March 31, 2014, the Partnership’s consolidated subsidiaries owned eight MF Properties which contain a total of 1,582 rental units plus The 50/50 that was under construction (see Note 7 to the Company’s condensed consolidated financial statements). For the quarters ended March 31, 2015 and 2014, the MF Properties segment reported approximately $395,000 and $225,000 net loss, respectively.

The increase in loss from continuing operations for the quarter ended March 31, 2015 as compared to the quarter ended March 31, 2014 is mostly attributable to the completion of The 50/50 MF Property during the third quarter of 2014. In 2015, The 50/50 began to accrue real estate taxes.

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

The following table outlines certain information regarding the apartment properties on which the Partnership holds mortgage revenue bonds (separately identifying those owned by entities treated as Consolidated VIEs) and the MF Properties.  The narrative discussion that follows provides a brief operating analysis of each property during the first quarter of 2015 and 2014.

		Number of Units	Number of Units Occupied	Percentage of Occupied Units as of March 31,		Economic Occupancy (1) for the period ended March 31,

Property Name	Location			2015	2014	2015	2014

Non-Consolidated Properties-Stabilized (2)
Arbors of Hickory Ridge	Memphis, TN	348	333	96%	96%	85%	86%
Ashley Square Apartments	Des Moines, IA	144	132	92%	97%	91%	92%
Avistar at Chase Hill (6)	San Antonio, TX	232	218	94%	n/a	82%	n/a
Avistar at the Crest (6)	San Antonio, TX	200	193	97%	n/a	81%	n/a
Avistar on the Boulevard (6)	San Antonio, TX	344	318	92%	n/a	81%	n/a
Avistar on the Hills (6)	San Antonio, TX	129	124	96%	n/a	89%	n/a
Bella Vista Apartments	Gainesville, TX	144	143	99%	94%	93%	84%
Bridle Ridge Apartments	Greer, SC	152	152	100%	97%	100%	95%
Brookstone Apartments	Waukegan, IL	168	166	99%	98%	93%	88%
Cross Creek Apartments	Beaufort, SC	144	133	92%	93%	89%	86%
Greens of Pine Glen Apartments	Durham, NC	168	157	93%	93%	90%	87%
Harden Ranch (5)	Salinas, CA	100	99	99%	98%	100%	99%
Lake Forest Apartments	Daytona Beach, FL	240	231	96%	88%	93%	80%
Live 929 Apartments (5)	Baltimore, MD	572	528	92%	n/a	88%	n/a
Ohio Properties (4)	Ohio	362	343	95%	94%	93%	93%
Palms at Premier Park	Columbia, SC	240	215	90%	88%	98%	78%
Runnymede Apartments	Austin, TX	252	246	98%	98%	95%	96%
South Park Ranch Apartments	Austin, TX	192	192	100%	100%	98%	95%
Tyler Park Townhomes	Greenfield, CA	88	86	98%	95%	99%	96%
Westside Village Market	Shafter, CA	81	81	100%	100%	100%	100%
Woodlynn Village	Maplewood, MN	59	55	93%	97%	89%	98%
		4,359	4,145	95%	95%	90%	83%

Non-Consolidated Properties-Non Stabilized (3)
Avistar at the Oaks (6)	San Antonio, TX	156	146	94%	n/a	83%	n/a
Avistar in 09 (6)	San Antonio, TX	133	128	96%	n/a	91%	n/a
Concord at Gulfgate	Houston, TX	288	257	89%	n/a	81%	n/a
Concord at Little York	Houston, TX	276	235	85%	n/a	76%	n/a
Concord at Williamcrest	Houston, TX	288	247	86%	n/a	80%	n/a
Copper Gate	Lafayette, IN	128	121	95%	n/a	96%	n/a
Glenview Apartments (5)	Cameron Park, CA	88	87	99%	n/a	96%	n/a
Heritage Square Apartments (5)	Edinburg, TX	204	137	67%	n/a	57%	n/a
Montclair Apartments (5)	Lemoore, CA	80	78	98%	n/a	98%	n/a
Renaissance Gateway	Baton Rouge, LA	208	207	100%	n/a	88%	n/a
Santa Fe Apartments (5)	Hesperia, CA	89	89	100%	n/a	98%	n/a
Suites on Paseo (5)	San Diego, CA	384	299	78%	n/a	73%	n/a
Vantage at Judson	San Antonio, TX	288	262	91%	n/a	81%	n/a
		2,610	2,293	88%	n/a	80%	n/a

Consolidated VIEs
Bent Tree Apartments	Columbia, SC	232	217	94%	98%	87%	88%
Fairmont Oaks Apartments	Gainesville, FL	178	155	87%	92%	81%	81%
		410	372	91%	96%	84%	85%

		Number of Units	Number of Units Occupied	Percentage of Occupied Units as of March 31,		Economic Occupancy (1) for the period ended March 31,

Property Name	Location			2015	2014	2015	2014
MF Properties-Stabilized (2)
Arboretum	Omaha, NE	145	140	97%	98%	93%	92%
Eagle Village	Evansville, IN	511	349	68%	65%	81%	69%
Glynn Place	Brunswick, GA	128	120	94%	78%	87%	74%
Meadowview	Highland Heights, KY	230	178	77%	95%	80%	92%
Residences at DeCordova	Granbury, TX	110	105	95%	98%	89%	96%
Residences at Weatherford	Weatherford, TX	76	76	100%	99%	98%	99%
The 50/50 (5)	Lincoln, NE	475	469	99%	n/a	98%	n/a
The Colonial, f/k/a Maples on 97th	Omaha, NE	258	232	90%	84%	80%	83%
Woodland Park	Topeka, KS	236	206	87%	91%	89%	91%
		2,169	1,875	86%	82%	87%	86%

(1)
Economic occupancy is presented for March 31, 2015 and 2014, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented. Therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(2)	Stabilization is generally defined as 90% occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service.

(3)
During 2015, these properties were under construction or renovation. Therefore, these properties are considered not stabilized as they have not met the criteria for stabilization (see footnote 2 above).

(4)
The Partnership holds approximately $18.2 million of mortgage revenue bonds secured by Crescent Village, Willow Bend and Postwoods (Ohio Properties). Crescent Village is located in Cincinnati, Ohio, Willow Bend is located in Columbus (Hilliard), Ohio and Postwoods is located in Reynoldsburg, Ohio.

(5)	Previous period occupancy numbers are not available as these are new investments.

(6)	Previous period occupancy numbers are not available as these properties were being renovated in 2014.

Non-Consolidated Properties-Stabilized

The owners of the following properties do not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE. As a result, the Company does not report the assets, liabilities and results of operations of these properties on a consolidated basis. These Residential Properties have met the stabilization criteria which is generally defined as 90% occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service during the year. Debt service on the Partnership’s bonds for the non-consolidated stabilized properties was current as of March 31, 2015.

Arbors of Hickory Ridge - Arbors of Hickory Ridge Apartments is located in Memphis, Tennessee. In the first quarter of 2015, “Net Operating Income” (calculated as property revenue less salaries, advertising, administration, utilities, repair and maintenance, insurance, taxes, and management fee expense) was $284,000 as compared to $315,000 in 2014. This decrease was a result of an increase in salary and utility expenses.

Ashley Square – Ashley Square Apartments is located in Des Moines, Iowa.  In the first quarter of 2015, Net Operating Income was approximately $170,000 as compared to approximately $152,000 in 2014.  The increase was a result of a decrease in utility and repair and maintenance expenses.

Avistar on Chase Hill - Avistar on Chase Hill is located in San Antonio, Texas. In the first quarter of 2015, Net Operating Income was approximately $273,000 as compared to approximately $147,000 in 2014. The increase was a result of the property realizing stabilization after the 2014 rehab project.

Avistar at the Crest - Avistar at the Crest is located in San Antonio, Texas. In the first quarter of 2015, Net Operating Income was approximately $250,000 as compared to approximately $162,000 in 2014. The increase was a result of the property realizing stabilization after the 2014 rehab project.

Avistar on the Boulevard - Avistar on the Boulevard is located in San Antonio, Texas. In the first quarter of 2015, Net Operating Income was approximately $403,000 as compared to $293,000 in 2014. The increase was a result of the property realizing stabilization after the 2014 rehab project.

Avistar on the Hills - Avistar on the Hills is located in San Antonio, Texas. In the first quarter of 2015, Net Operating Income was approximately $160,000 as compared to $123,000 in 2014. The increase was a result of the property realizing stabilization after the 2014 rehab project.

Bella Vista – Bella Vista Apartments is located in Gainesville, Texas.  In the first quarter of 2015, Net Operating Income was approximately $157,000 as compared to approximately $133,000 in 2014.  This increase was a result of an increase in economic occupancy.

Bridle Ridge Apartments – Bridle Ridge Apartments is located in Greer, South Carolina.  In the first quarter of 2015, Net Operating Income was approximately $178,000 as compared to approximately $167,000 in 2014.  This increase as a result of a decrease in repair and maintenance expenses.

Brookstone – Brookstone Apartments is located in Waukegan, Illinois.  In the first quarter of 2015, Net Operating Income was approximately $153,000 as compared to approximately $147,000 in 2014. Debt service on the Partnership’s bonds on this property was current as of March 31, 2015.

Cross Creek – Cross Creek Apartments is located in Beaufort, South Carolina. In the first quarter of 2015, Net Operating Income was approximately $147,000 as compared to approximately $134,000 in 2014.  This increase was a result of an increase in economic occupancy along with a decrease in advertising expenses.

Greens of Pine Glen – Greens of Pine Glen Apartments is located in Durham, North Carolina. In the first quarter of 2015, Net Operating Income was approximately $198,000 as compared to approximately $187,000 in 2014.  This increase was the result of an increase in economic occupancy along with a decrease in administrative and utility expenses.

Harden Ranch Apartments - Harden Ranch Apartments is located in Salinas, California and is a 100 unit facility. This bond was purchased in February 2014. In the first quarter of 2015, Net Operating Income was approximately $178,000 on net revenue of approximately $291,000.

Lake Forest – Lake Forest Apartments is located in Daytona Beach, Florida.  In the first quarter of 2015, Net Operating Income was approximately $341,000 as compared to approximately $241,000 in 2014.  This increase was the result of an increase in economic occupancy along with a decrease in utility and repair and maintenance expenses.

Live 929 Apartments - Live 929 Apartments is located in Baltimore, Maryland and is a 572 bed student living facility. This bond was purchased in June 2014. In the first quarter of 2015, Net Operating Income was approximately $1.0 million on net revenue of approximately $1.7 million.

Ohio Properties - The Ohio properties are made up of the following three multifamily residential complexes located in Ohio.

Crescent Village – Crescent Village Townhomes is located in Cincinnati, Ohio.  In the first quarter of 2015, Net Operating Income was approximately $94,000 as compared to approximately $118,000 in 2014. This decrease was the result of an increase in repair and maintenance expenses and real estate taxes.

Postwoods – Postwoods Townhomes is located in Reynoldsburg, Ohio.  In the first quarter of 2015, Net Operating Income was approximately $195,000 as compared to approximately $163,000 in 2014. This increase was the result of a decrease in real estate taxes and utility expenses.

Willow Bend – Willow Bend Townhomes is located in Columbus (Hilliard), Ohio.  In the first quarter of 2015, Net Operating Income was approximately $118,000 as compared to approximately $114,000 in 2014.

Palms at Premier Park - Palms at Premier Park is located in Columbia, South Carolina. In the first quarter of 2015, Net Operating Income was approximately $398,000 as compared to $411,000 in 2014. This decrease was the result of an increase in repair and maintenance expenses.

Runnymede Apartments – Runnymede Apartments is located in Austin, Texas.  In the first quarter of 2015, Net Operating Income was approximately $300,000 as compared to approximately $299,000 in 2014.

South Park Ranch Apartments – South Park Ranch Apartments is located in Austin, Texas. In the first quarter of 2015, Net Operating Income was approximately $336,000 as compared to approximately $340,000 in 2014.

Tyler Park Townhomes - Tyler Park Townhomes is located in Greenfield, California. In the first quarter of 2015, Net Operating Income was approximately $129,000 as compared to $101,000 in 2014. This increase was the result of increased economic occupancy along with a decrease in repair and maintenance expenses.

Westside Village - Westside Village is located in Shafter, California. In the first quarter of 2015, Net Operating Income was approximately $85,000 as compared to $108,000 in 2014. This decrease was the result of an increase in salary and repair and maintenance expenses.

Woodlynn Village – Woodlynn Village is located in Maplewood, Minnesota.  In the first quarter of 2015, Net Operating Income was approximately $84,000 as compared to approximately $96,000 in 2014.  The decrease was the result of a decrease in economic occupancy.

Non-Consolidated Properties-Not Stabilized

The owners of the following properties do not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE. As a result, the Company does not report the assets, liabilities and results of operations of these properties on a consolidated basis. These Residential Properties have not met the stabilization criteria which is generally defined as 90% occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service during the year. Debt service on the Partnership’s bonds for the non-consolidated properties which are not stabilized was current as of March 31, 2015.

Avistar at the Oaks - Avistar at the Oaks is located in San Antonio, Texas. In the first quarter of 2015, Net Operating Income was approximately $193,000 as compared to $103,000 in 2014. The increase was a result of the property nearing stabilization after the 2014 rehab project.

Avistar in 09 - Avistar in 09 is located in San Antonio, Texas. In the first quarter of 2015, Net Operating Income was approximately $179,000 as compared to approximately $115,000 in 2014. The increase was a result of the property nearing stabilization after the 2014 rehab project.

Concord at Gulfgate - Concord at Gulfgate is located in Houston, Texas and contains 288 units. This bond was purchased in January of 2015. In the first quarter of 2015, Net Operating Income was approximately $288,000 on net revenue of approximately $457,000.

Concord at Little York - Concord at Little York is located in Houston, Texas and contains 276 units. This bond was purchased in January of 2015. In the first quarter of 2015, Net Operating Income was approximately $193,000 on net revenue of approximately $371,000.

Concord at Williamcrest - Concord at Williamcrest is located in Houston, Texas and contains 288 units. This bond was purchased in January of 2015. In the first quarter of 2015, Net Operating Income was approximately $279,000 on net revenue of approximately $453,000.

Copper Gate Apartments - Copper Gate Apartments is located in Lafayette, Indiana. In the first quarter of 2015, Net Operating Income was approximately $115,000 as compared to $110,000 in 2014.

Glenview Apartments - Glenview Apartments is located in Cameron Park, California and contains 88 units. This bond was purchased in November of 2014. In the first quarter of 2015, Net Operating Income was approximately $99,000 on net revenue of approximately $191,000.

Heritage Square Apartments - Heritage Square Apartments is located in Edinburg, Texas and is a 204 unit facility. This bond was purchased in August 2014. In the first quarter of 2015, Net Operating Income was approximately $171,000 on net revenue of approximately $280,000.

Montclair Apartments - Montclair Apartments is located in Lemoore, California and contains 80 units. This bond was purchased in November of 2014. In the first quarter of 2015, Net Operating Income was approximately $66,000 on net revenue of approximately $139,000.

Renaissance Gateway - Renaissance Gateway is located in Baton Rouge, Louisiana and is a 208 unit facility. This bond purchase and construction was completed in the third quarter of 2014. In the first quarter of 2015, Net Operating Income was approximately $221,000 on net revenue of approximately $416,000.

Santa Fe Apartments - Santa Fe Apartments is located in Hesperia, California. This bond was purchased in November of 2014. In the first quarter of 2015, Net Operating Income was approximately $82,000 on net revenue of approximately $179,000.

Suites on Paseo - Suites on Paseo is located in San Diego, California. In the first quarter of 2015, Net Operating Income was approximately $160,000 as compared to $133,000 in 2014. This increase was the mostly the result of an increase in economic occupancy.

Vantage at Judson - Vantage at Judson is located in San Antonio, Texas and is a 288 unit facility. This bond was purchased in December 2012 and construction on this property was finished in the Spring of 2014. In the first quarter 2015, Net Operating Income was approximately $555,000 on net revenue of approximately $830,000.

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

Consolidated VIEs - Continuing Operations - Stabilized

The owners of the following properties have been determined to meet the definition of a VIE and the Partnership has been determined to be the Primary Beneficiary. As a result, the Company reports the assets, liabilities and results of operations of these properties on a consolidated basis. These Residential Properties have met the stabilization criteria which is generally defined as 90% occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service during the year. Debt service on the Partnership’s bonds for the Consolidated VIEs properties was current as of March 31, 2015.

Bent Tree – Bent Tree Apartments is located in Columbia, South Carolina.   In the first quarter of 2015, Net Operating Income was approximately $157,000 as compared to approximately $179,000 in 2014.  This decrease was the result of an increase in utility expenses.

Fairmont Oaks – Fairmont Oaks Apartments is located in Gainesville, Florida.  In the first quarter of 2015, Net Operating Income was approximately $174,000 as compared to approximately $192,000 in 2014.  This decrease was the result of an increase in utility and repair and maintenance expenses.

MF Properties-Stabilized

Nine MF Properties are owned by a Partnership subsidiary. The subsidiary holds a 99% limited partner interest in two limited partnerships and 100% membership interests in five limited liability companies. The properties are encumbered by mortgage loans with an aggregate principal balance of $76.4 million at March 31, 2015. The Company reports the assets, liabilities, and results of operations of these properties on a consolidated basis. These MF Properties have met the stabilization criteria defined as 90% occupancy for 90 days and achievement of a 1.15 times debt service coverage ration on amortizing debt service during the year.

Arboretum – Arboretum is located in Omaha, Nebraska. In the first quarter of 2015, Net Operating Income was approximately $458,000 as compared to approximately $419,000 in 2014. This increase was the result of an increase in other revenue along with a decrease in administrative expenses and real estate taxes.

Eagle Village –Eagle Village is located in Evansville, Indiana. In the first quarter of 2015, Net Operating Income was approximately $189,000 as compared to approximately $171,000 in 2014. This increase was the direct result of an increase in economic occupancy.

Glynn Place – Glynn Place Apartments is located in Brunswick, Georgia.  In the first quarter of 2015, Net Operating Income was approximately $87,000 as compared to approximately $81,000 in 2014.

Meadowview – Meadowview Apartments is located in Highland Heights, Kentucky.  In the first quarter of 2015, Net Operating Income was approximately $142,000 as compared to approximately $155,000 in 2014.  The decrease in net operating income is due to the transition of the property to a student housing facility. Meadowview is now paying all utilities for the students.

Residences at DeCordova – Residences of DeCordova is located in Granbury, Texas in the Dallas-Fort Worth area.  In the first quarter of 2015, Net Operating Income was approximately $170,000 as compared to approximately $179,000 in 2014.

Residences at Weatherford – Residences of Weatherford is located in Weatherford, Texas in the Dallas-Fort Worth area. In the first quarter of 2015, Net Operating Income was approximately $85,000 as compared to approximately $118,000 in 2014. This decrease was a result of an increase in real estate taxes.

The 50/50 – The 50/50 is located in Lincoln, Nebraska. The construction of this property was finished in the third quarter of 2014. In the first quarter of 2015, Net Operating Income was approximately $372,000 on net revenue of approximately $958,000.

The Colonial – The Colonial is located in Omaha, Nebraska. In the first quarter of 2015, Net Operating Income was approximately $184,000 as compared to approximately $166,000 in 2014. This increase was a result of an increase in other income, specifically parking/garage rental.

Woodland Park – Woodland Park is located in Topeka, Kansas. In the first quarter of 2015, Net Operating Income was approximately $256,000 as compared to approximately $238,000 in 2014. This increase was a result of an increase to the property’s gross potential rent along with a decrease in repair and maintenance expenses.

Results of Operations

Consolidated Results of Operations

The following discussion of the Company’s results of operations for the three months ended March 31, 2015 and 2014 should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014 (Consolidated)
Change in Results of Operations

	For Three Months Ended March 31, 2015	For Three Months Ended March 31, 2014	Dollar Change
Revenues:
Property revenues	$5,106,369	$3,951,216	$1,155,153
Investment income	7,979,784	6,205,558	1,774,226
Other interest income	224,540	208,823	15,717
Gain on mortgage revenue bond - redemption	—	2,835,243	(2,835,243)
Total revenues	13,310,693	13,200,840	109,853

Expenses:
Real estate operating (exclusive of items shown below)	2,958,605	2,100,293	858,312
Depreciation and amortization	2,031,898	1,613,346	418,552
Interest	3,989,121	2,169,549	1,819,572
General and administrative	1,807,481	1,270,926	536,555
Total Expenses	10,787,105	7,154,114	3,632,991
Net income	2,523,588	6,046,726	(3,523,138)
Net loss attributable to noncontrolling interest	(891)	(103)	(788)
Net income - America First Multifamily Investors, L.P.	$2,524,479	$6,046,829	$(3,522,350)

Property revenues. The property revenues increased approximately $1.2 million comparing the first quarter of 2015 and the first quarter of 2014 mostly due to the completion and lease-up of The 50/50 in the third quarter of 2014. The remaining increase was attributable to the net increase in the MF Properties' occupancy. The MF Properties averaged monthly rent of approximately $465 per unit in the first quarter of 2015 as compared with $475 per unit in the first quarter of 2014. The Consolidated VIEs averaged $472 per unit in monthly rent in first quarter of 2015 as compared to $470 per unit in first quarter of 2014.

Investment income.   Investment income includes interest earned on mortgage revenue bonds, PHC Certificates, and MBS. This income increased in the first quarter of 2015 as compared to the first quarter of 2014 by approximately $1.8 million due to offsetting factors. The increase in investment income of approximately $2.5 million is the result of the addition of the Decatur Angle, Heritage Square, Renaissance, Harden Ranch, Live 929, Bruton, Pro Nova 2014-1, Pro Nova 2014-2, Montclair, Glenview, Santa Fe, Concord at Gulfgate, Concord at Little York, and Concord at Williamcrest mortgage revenue bonds. Offsetting this was an approximate $677,000 decrease in investment income due to the sale, redemption and principle paid down of the Autumn Pines and Lost Creek mortgage revenue bonds, the MBS, and the PHCs during 2014.

Other interest income. Other interest income is comprised mainly of interest income on property loans held by the Partnership. The increase in other interest income from the first quarter of 2015 as compared to the first quarter of 2014 is attributable to taxable interest income from the property loans.

Gain on mortgage revenue bond sale.  The gain reported in the first quarter of 2014 is the result of the sale of the Lost Creek mortgage revenue bond in February 2014. There was no gain realized on the sale of mortgage revenue bonds in the first quarter of 2015.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties and the Consolidated VIEs is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. Conversely, as physical and economic occupancy increase, the fixed nature of these expenses will increase operating margins as these real estate operating expenses would not increase at the same rate as rental revenues.  The types of real estate operating expenses are consistent for both the consolidated Company and Partnership Only formats. There was a net increase in real estate operating expenses from the first quarter of 2014 to the first quarter of 2015. The primary increase of approximately $546,000 related to The 50/50 which began lease-up in the third quarter of 2014. The remaining increase was mostly related to the existing VIEs and MF Properties increases in salaries, utilities, and management fees due to normal property operations.

Depreciation and amortization expense.  Depreciation results primarily from the apartment properties of the Consolidated VIEs and the MF Properties. Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB Credit Facilities. The net increase in depreciation and amortization when comparing the first quarter of 2015 to the first quarter of 2014 was the result of offsetting factors. There was an approximate $79,000 decrease in in-place lease amortization related to Woodland Park as these were fully amortized in 2014. This decrease was offset by an approximate $425,000 increase in depreciation and amortization expense related to The 50/50 which was placed in service in the third quarter of 2014. The majority of the remaining increase is related to the additional amortization expense reported on the Partnership's financing.

Interest expense. The net increase in interest expense in the first quarter of 2015 as compared to the first quarter of 2014 was partly due to an approximate $724,000 increase resulting from the change in the mark to market adjustment of the Company's derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. In addition, an increase of approximately $901,000 resulted from higher average outstanding debt principal between the two quarters and an increase of approximately $175,000 is the direct result of the increase in annual effective interest rates. The Company's borrowing cost averaged approximately 2.6% per annum for the first quarter of 2015 and approximately 2.4% per annum for the first quarter of 2014.

General and administrative expenses. The increase in general and administrative expenses when comparing the first quarter of 2015 to the first quarter of 2014 is attributable to approximately $197,000 increased administrative fees payable to AFCA 2 related to the acquisition of the mortgage revenue bonds secured by Decatur Angle, Heritage Square, Live 929, Bruton, Pro Nova 2014-1, Pro Nova 2014-2, Montclair, Glenview, Santa Fe, Concord at Gulfgate, Concord at Little York, and Concord at Williamcrest. In addition, the Partnership realized an increase of approximately $418,000 in consulting fees, legal fees, and real estate taxes during the current quarter compared to the same quarter in 2014.

Partnership Only Results of Operations

The following discussion of the Partnership’s results of operations for the three months ended March 31, 2015 and 2014 reflects the operations of the Partnership without the consolidation of any VIEs during either period under the GAAP consolidation rules then in effect.  This information is used by management to analyze the Partnership’s operations and is reflective of the consolidated operations of the Mortgage Revenue Bond Investments segment, Public Housing Capital Fund Trust Certificates segment, Mortgage-Backed Securities segment, and the MF Properties segment as presented in Note 18 to the condensed consolidated financial statements.

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014 (Partnership Only)
Changes in Results of Operations

	For Three Months Ended March 31, 2015	For Three Months Ended March 31, 2014	Dollar Change
Revenues:
Property revenues	$4,302,301	$3,150,344	$1,151,957
Investment income	8,210,394	6,438,835	1,771,559
Other interest income	224,540	208,823	15,717
Gain on mortgage revenue bond - redemption	—	2,835,243	(2,835,243)
Total revenues	12,737,235	12,633,245	103,990
Expenses:
Real estate operating (exclusive of items shown below)	2,471,030	1,650,647	820,383
Depreciation and amortization	1,794,814	1,382,626	412,188
Interest	3,994,156	2,169,549	1,824,607
General and administrative	1,807,481	1,270,926	536,555
Total expenses	10,067,481	6,473,748	3,593,733
Net income	2,669,754	6,159,497	(3,489,743)
Net loss attributable to noncontrolling interest	(891)	(103)	(788)
Net income - America First Multifamily Investors, L.P.	$2,670,645	$6,159,600	$(3,488,955)

Property revenues. The property revenues increased approximately $1.2 million comparing the first quarter of 2015 and the first quarter of 2014 mostly due to the completion and lease-up of The 50/50 in the third quarter of 2014. The remaining increase was attributable to the net increase in the MF Properties' occupancy. The MF Properties averaged monthly rent of approximately $465 per unit in the first quarter of 2015 as compared with $475 per unit in the first quarter of 2014.

Investment income.   Investment income includes interest earned on mortgage revenue bonds, PHC Certificates, and MBS. This income increased in the first quarter of 2015 as compared to the first quarter of 2014 by approximately $1.8 million due to offsetting factors. The increase in investment income of approximately $2.5 million is the result of the addition of the Decatur Angle, Heritage Square, Renaissance, Harden Ranch, Live 929, Bruton, Pro Nova 2014-1, Pro Nova 2014-2, Montclair, Glenview, Santa Fe, Concord at Gulfgate, Concord at Little York, and Concord at Williamcrest mortgage revenue bonds. Offsetting this was an approximate $677,000 decrease in investment income due to the sale, redemption and principle paid down of the Autumn Pines and Lost Creek mortgage revenue bonds, the MBS, and the PHCs during 2014.

Other interest income. Other interest income is comprised mainly of interest income on property loans held by the Partnership. The increase in other interest income from the first quarter of 2015 as compared to the first quarter of 2014 is attributable to taxable interest income from the property loans.

Gain on mortgage revenue bond sale.  The gain reported in the first quarter of 2014 is the result of the sale of the Lost Creek mortgage revenue bond in February 2014. There was no gain realized on the sale of mortgage revenue bonds in the first quarter of 2015.

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties is comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. There was a net increase in real estate operating expenses from the first quarter of 2014 to the first quarter of 2015. The primary increase of approximately $546,000 related to The 50/50 which began lease-up in the third quarter of 2014. The remaining increase was mostly related to the existing MF Properties increases in salaries, utilities, and management fees due to normal property operations.

Depreciation and amortization expense.  Depreciation results primarily from the apartment properties of the MF Properties. Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS and TOB Credit Facilities. The net increase in depreciation and amortization when comparing the first quarter of 2015 to the first quarter of 2014 was the result of offsetting factors. There was an approximate $79,000 decrease in in-place lease amortization related to Woodland Park as these were fully amortized in 2014. This decrease was offset by an approximate $425,000 increase in depreciation and amortization expense related to The 50/50 which was placed in service in the third quarter of 2014. The majority of the remaining increase is related to the additional amortization expense reported on the Partnership's financing.

Interest expense. The net increase in interest expense in the first quarter of 2015 as compared to the first quarter of 2014 was partly due to an approximate $724,000 increase resulting from the change in the mark to market adjustment of the Company's derivatives. These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. In addition, an increase of approximately $901,000 resulted from higher average outstanding debt principal between the two quarters and an increase of approximately $175,000 is the direct result of the increase in annual effective interest rates. The Company's borrowing cost averaged approximately 2.6% per annum for the first quarter of 2015 and approximately 2.4% per annum for the first quarter of 2014.

General and administrative expenses. The increase in general and administrative expenses when comparing the first quarter of 2015 to the first quarter of 2014 is attributable to approximately $197,000 increased administrative fees payable to AFCA 2 related to the acquisition of the mortgage revenue bonds secured by Decatur Angle, Heritage Square, Live 929, Bruton, Pro Nova 2014-1, Pro Nova 2014-2, Montclair, Glenview, Santa Fe, Concord at Gulfgate, Concord at Little York, and Concord at Williamcrest. In addition, the Partnership realized an increase of approximately $418,000 in consulting fees, legal fees, and real estate taxes during the current quarter compared to the same quarter in 2014.

Liquidity and Capital Resources

Interest earned on the mortgage revenue bonds, including those financing properties held by Consolidated VIEs, and mortgage investment income earned on the PHC Certificates and the MBS represents the Partnership’s principal source of cash flow.  The Partnership may also receive interest payments on its property loans, earnings on temporary investments and cash distributions from equity interests held in MF Properties.  Interest is primarily comprised of base interest payments received on the Partnership’s mortgage revenue bonds, PHC Certificates and MBS.  Certain of the mortgage revenue bonds may also generate payments of contingent and soft interest to the Partnership from time to time when the underlying Residential Properties generate excess cash flow.  Because base interest on each of the Partnership’s mortgage revenue bonds and MBS is fixed, the Partnership’s cash receipts tend to be fairly constant quarter to quarter unless the Partnership acquires or disposes of its investments in mortgage revenue bonds.  Changes in the economic performance of the properties financed by mortgage revenue bonds with a contingent interest provision will affect the amount of contingent interest, if any, paid to the Partnership.

Similarly, the economic performance of MF Properties will affect the amount of cash distributions, if any, received by the Partnership from its ownership of these properties.  The economic performance of a multifamily, student housing, or senior citizen residential property depends on the rental and occupancy rates of the property and on the level of operating expenses.  Occupancy rates and rents are directly affected by the supply of, and demand for, multifamily residential properties in the market area in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new multifamily residential property construction and the affordability of single-family homes.  In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a multifamily residential property.  The primary uses of cash by multifamily residential properties are the payment of operating expenses and debt service.

Other sources of cash available to the Partnership include proceeds from debt financing, mortgages, and the sale of additional Beneficial Unit Certificates (“BUCs”).  As of March 31, 2015, the Company has outstanding debt financing of approximately $379.3 million under separate credit facilities and mortgages of approximately $76.4 million secured by nine MF Properties.

In March 2014, the Partnership obtained two $5.0 million unsecured LOCs. The first revolving LOC carries a variable interest rate which was approximately 3.5% on March 31, 2015, and matures in March 2016. The second revolving LOC also carries a variable interest rate which was approximately 3.4% on March 31, 2015 and matures in March 2016. On March 31, 2015, the Partnership borrowed $5.0 million on each of the LOCs (see Note 9 to the Company’s condensed consolidated financial statements).

In addition, the Partnership has a $7.5 million promissory note which carries a fixed interest rate of approximately 2.8% per annum plus the 30-day LIBOR which was approximately 0.2% per annum at March 31, 2015, resulting in approximately 3.0% per annum. The maturity date is August 1, 2017. The Partnership had approximately $7.5 million borrowed as of March 31, 2015, with approximately $6.1 million related to the Woodland Park property and is reported as part of Mortgage payables (see Note 10 to the Company’s condensed consolidated financial statements) and approximately $1.4 million reported in Debt financing on the Balance Sheet at March 31, 2015 (see Note 9 to the Company’s condensed consolidated financial statements).

In March 2015, the Partnership executed a new TOB Trust under its credit facility with DB securitizing the Suites on Paseo mortgage revenue bond borrowing $15.0 million. The new TOB Trust facility will mature in May 2015. On the closing date the total fixed TOB Trust facility interest rate was approximately 4.0% per annum. Pursuant to the terms of this TOB Trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS. This new TOB Trust replaced the December 2013 TOB Trust under its credit facility with DB which had securitized the Suites on Paseo mortgage revenue bond borrowing $25.8 million. The outstanding balance is approximately $15.0 million on March 31, 2015 (see Note 9 to the Company’s condensed consolidated financial statements).

In February 2015, the Partnership executed three new TOB Trusts under its credit facility with DB securitizing the Concord at Gulfgate Apartments, Concord at Little York Apartments, and Concord at Williamcrest Apartments 2015A mortgage revenue bonds borrowing approximately $33.3 million under three TOB Trusts. Each TOB Trust facility has an approximate 2.8% per annum fixed interest rate and each will mature in February 2018. Pursuant to the terms of this TOB Trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS. The outstanding balance remains at approximately $33.3 million on March 31, 2015 (see Note 9 to the Company’s condensed consolidated financial statements).

As of March 31, 2015, the total costs of borrowing by investment type:

•	range between approximately 3.3% and 3.5% for the other financing facilities;

•	range between approximately 1.4% and 2.0% for the 2010 and 2014 TEBS facilities;

•	range between approximately 2.8% and 4.6% for the TOB Trusts securitized by mortgage revenue bonds;

•	approximately 1.1% for the MBS TOB Trusts; and

•	approximately 2.2% for the PHC Trust Certificates TOB Trusts.

In addition to the debt facilities, the Company has nine outstanding mortgage loans collateralized by nine MF Properties. The total outstanding mortgage loan principal is approximately $76.4 million. These mortgages carry current interest rates ranging from 2.9% to 4.8% with maturity dates ranging from September 2015 to March 2020 (see Note 10 to the Company’s condensed consolidated financial statements).

In January and February 2014, the Partnership issued an additional 9,200,000 BUCs through an underwritten public offering at a public offering price of $5.95 per BUC pursuant to its currently effective Registration Statement on Form S-3. Net proceeds realized by the Partnership from the issuance of these BUCs were approximately $51.4 million after payment of an underwriter’s discount and other offering costs of approximately $4.5 million.

The Partnership’s principal uses of cash are the payment of distributions to unitholders, interest and principal on debt financing, and general and administrative expenses. The Partnership also uses cash to acquire additional investments.  Distributions to unitholders may increase or decrease at the determination of the General Partner.  The per unit cash available for distribution primarily depends on the amount of interest and other cash received by the Partnership from its portfolio of mortgage revenue bonds and other investments, the amount of the Partnership’s outstanding debt and the effective interest rates paid by the Partnership on this debt, the level of operating and other cash expenses incurred by the Partnership and the number of units outstanding. During the quarters ended March 31, 2015 and 2014, the Partnership generated cash available for distribution of $0.09 and $0.12 per unit, respectively. This cash available for distributions from earnings are compared to a distribution of $0.125 per unit for each of the periods. See “Cash Available for Distribution,” after the next section heading. As a result the Partnership was required to supplement its cash available for distribution during the quarters ended March 31, 2015 and 2014 with unrestricted cash and expects to continue to do so until the Partnership is able to complete its investment and leverage plans. The General Partner believes that upon completion of its current investment and leverage plans, the Partnership will be able to meet its liquidity requirements, including the payment of expenses, interest on its debt financing, and cash distributions to shareholders at the current level of $0.50 per unit per year without the use of unrestricted cash. See “Cash Available for Distribution” for a further description of the General Partner’s proposed course of action in connection with these matters. However, if leverage plans are delayed, actual results may vary from current projections. If the actual CAD generated continues to be less than the regular distribution to shareholders, such distribution amount may need to be reduced.

The Consolidated VIEs’ and MF Properties’ primary uses of cash are: (i) the payment of operating expenses; and (ii) the payment of debt service.

The Partnership utilizes leverage for the purpose of enhancing investor returns. Management uses target constraints for each type of short term financing utilized by the Partnership to manage an overall 65% leverage constraint. The amount of leverage utilized is dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to market collateral calls, and the liquidity and marketability of the financing collateral. While short term variations from targeted levels may occur within financing classes, overall Partnership leverage will not exceed 65%. The overall leverage constraint of the Partnership, total outstanding debt divided by total partnership assets using the par value of the mortgage revenue bonds and the MF Properties at cost, is approximately 61%, as of March 31, 2015.

The Consolidated VIEs’ and MF Properties’ primary sources of cash are net rental revenues generated by their real estate investments. Net rental revenues from a multifamily residential property depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, multifamily residential properties in the market area in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new multifamily residential property construction and the affordability of single-family homes.  In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of an multifamily residential property.

On a consolidated basis, cash provided by operating activities increased by approximately $2.3 million for the first quarter of 2015 as compared to first quarter of 2014 due to the decrease in net income and changes in working capital components. Cash used for investing activities increased approximately $36.0 million for the first quarter of 2015 as compared to the first quarter of 2014. In the first quarter of 2015, approximately $59.0 million of cash was used for mortgage revenue bond acquisitions and capital improvements. Offsetting this usage was an approximate $3.8 million received from the release of restricted cash in connection with the TOBS and TEBS financing facilities and principal payments received on mortgage revenue bonds. In the first quarter of 2014, approximately $41.5 million of cash was used for mortgage revenue bond acquisitions, capital improvements, and interest rate derivatives. Offsetting this usage was an approximate $2.0 million received from the release of restricted cash in connection with the TOBS financing facilities and approximately $18.7 million received from the Lost Creek bond redemption. The Company had approximately $26.6 million additional cash available from financing activities for the first quarter of 2015 as compared to the first quarter of 2014.  Financing cash flows in the first quarter of 2015 included approximately $48.3 million from TOB financings, and approximately $11.4 million loan borrowing, offset by the use of cash to pay distributions and principal payments on debt. Financing cash flows in the first quarter of 2014 included approximately $51.4 million from the sale of BUCs, approximately $17.3 million from a TOB financing, and approximately $8.0 million construction loan borrowing, offset by the use of cash to pay distributions and principal payments on debt.

Market Opportunities and Challenges

The management of the Partnership believes the current credit environment continues to create opportunities to acquire existing mortgage revenue bonds from distressed holders at attractive yields.  The Partnership continues to evaluate potential investments in bonds which are available on the secondary market.  The Partnership believes many of these bonds will meet our investment criteria and that we have a unique ability to analyze and close on these opportunities while maintaining our ability and willingness to also participate in primary market transactions.

Current credit and real estate market conditions also create opportunities to acquire quality MF Properties.  The Partnership’s ability to restructure existing debt together with the ability to improve the operations of the multifamily residential properties through our affiliated property management company can position these MF Properties for an eventual financing with mortgage revenue bonds.  The management of the Partnership believes they can selectively acquire MF Properties, restructure debt and improve operations in order to create value to the unitholders in the form of a strong mortgage bond investment.

On the other hand, continued economic weakness in some markets may limit our ability to access additional debt financing that the Partnership uses to partially finance its investment portfolio or otherwise meet its liquidity requirements.  While some properties have experienced some loss of occupancy due to market conditions, overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents, and non-revenue units such as model units and employee units) of the stabilized Residential Properties that the Partnership has financed with mortgage revenue bonds was approximately 90% for the first quarter of 2015 and approximately 89% for the first quarter of 2014.  Overall economic occupancy of the stabilized MF Properties was approximately 87% for the first quarter of 2015 and approximately 86% for the first quarter of 2014. Based on the growth statistics in the markets in which these property operate, we expect to see a modest improvement in property operations and profitability.

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

For the quarters ended March 31, 2015 and 2014, the Partnership reported $0.09 and $0.12, respectively, of CAD per unit. For the quarter ended March 31, 2014, CAD includes approximately $0.037 of CAD per unit (approximately $2.1 million of CAD) from the redemption of the Lost Creek mortgage revenue bond which may not recur in future quarters. The sale and redemption gains were Tier 2 income with 25% allocated to the General Partner.

Distributions

The Partnership has made annual cash distributions of $0.50 per unit since 2009. Since realized CAD per unit was less than $0.50 per unit in fiscal years 2014, 2013, and 2012, the Partnership paid approximately $6.0 million, $4.0 million, and $5.8 million of the distribution, respectively, using unrestricted cash to supplement the deficit which was a return of capital to shareholders. The Partnership has historically supplemented its cash available for distribution with unrestricted cash when necessary and expects to continue to do so until the Partnership is able to complete its current plans to increase leverage through additional TEBS financing facilities and to invest the net proceeds realized by the Partnership from the issuance of BUCs in December 2013 and January 2014 on a leveraged basis. The General Partner has identified a pipeline of mortgage revenue bonds it intends to acquire during 2015 and is actively performing due diligence on these mortgage revenue bonds to ensure they meet the Partnership’s investment criteria. The Partnership continues to work with the Partnership’s primary lenders to finance a portion of the acquisition of these bonds and believes that upon completion of its current investment and financing plans, the Partnership will be able to generate sufficient CAD to maintain cash distributions to unitholders at the current level of $0.50 per unit per year without the use of other available cash. However, there is no assurance that the Partnership will be able to generate CAD at levels in excess of the current annual distribution rate. In that case, the annual distribution rate per unit may need to be reduced.

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income as determined in accordance with GAAP to its CAD):

	For Three Months Ended March 31, 2015	For Three Months Ended March 31, 2014
Net income - America First Multifamily Investors L.P.	$2,524,479	$6,046,829
Net loss related to VIEs and eliminations due to consolidation	146,166	112,771
Net income before impact of VIE consolidation	$2,670,645	$6,159,600
Change in fair value of derivatives and interest rate derivative amortization	899,873	175,837
Depreciation and amortization expense (Partnership only)	1,794,814	1,382,626
Tier 2 Income distributable to the General Partner (1)	—	(708,811)
Developer income (2)	—	88,000
Bond purchase discount accretion (net of cash received)	18,899	(23,476)
CAD	$5,384,231	$7,073,776
Weighted average number of units outstanding,
basic and diluted	60,252,928	56,919,595
Net income (loss), basic and diluted, per unit	$0.04	$0.10
Total CAD per unit	$0.09	$0.12
Distributions per unit	$0.125	$0.125

(1) As described in Note 2 to the condensed consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the shareholders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner. For the quarter ended March 31, 2014, the Company reported the redemption of the Lost Creek bond which resulted in an approximately $2.8 million gain and 25% of Tier 2 income due to the General Partner is approximately $709,000.
(2) The developer income amount represents cash received by the Partnership for developer and construction management services performed on the 50/50 Student Housing at UNL mixed-use project in Lincoln, Nebraska.  The development at the University of Nebraska - Lincoln is accounted for as an MF property and the cash received for these fees has been eliminated within the condensed consolidated financial statements.  For purposes of CAD, management is treating these fees as if received from an unconsolidated entity.

Contractual Obligations

As discussed in the Company’s Annual Report on Form 10-K, the debt and mortgage obligations of the Company consist of scheduled principal payments on the TOB financing facilities, the TEBS credit facilities with Freddie Mac, and payments on the MF Property mortgages.

The Partnership has the following contractual obligations as of March 31, 2015:

	Payments due by period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Long-Term Debt Obligations
Debt financing	$379,307,493	$84,172,098	$168,499,632	$126,635,763	$—
Mortgages payable	$76,445,451	$9,130,349	$37,846,542	$29,468,560	$—
Effective interest rate(s) (1)		2.76%	2.48%	2.64%	—
Interest (2)	$30,635,931	$10,997,375	$14,284,971	$5,353,585	$—
Purchase Obligations
Forward bond purchase	$76,488,000	$46,638,000	$29,850,000	$—	$—
Total	$562,876,875	$150,937,822	$250,481,145	$161,457,908	$—

(1)	Interest rates shown are the average effective rates as of March 31, 2015 and include the impact of our interest rate derivatives.

(2)	Interest shown is estimated based upon current effective interest rates through maturity.

Recently Issued Accounting Pronouncements

For a discussion on recently issued accounting pronouncements, please see footnote 15 to the condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk, except as discussed below, from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of the Company’s 2014 Annual Report on Form 10-K.

At March 31, 2015, the terms of the Partnership nine interest rate cap agreements are as follows:

	Notional	Effective	Maturity	Purchase
Date Purchased	Amount	Capped Rate	Date	Price	Counterparty

September 2, 2010	$31,936,667	3.0%	September 1, 2017	$921,000	Bank of New York Mellon

September 2, 2010	$31,936,667	3.0%	September 1, 2017	$845,600	Barclays Bank PLC

September 2, 2010	$31,936,667	3.0%	September 1, 2017	$928,000	Royal Bank of Canada

August 15, 2013	$93,305,000	1.5%	September 1, 2017	$793,000	Deutsche Bank

February 18, 2014	$41,250,000	1.0%	March 1, 2017	$230,500	SMBC Capital Markets, Inc

February 18, 2014	$11,000,000	1.0%	March 1, 2017	$150,500	SMBC Capital Markets, Inc

July 10, 2014	$31,565,000	3.0%	August 15, 2019	$315,200	Barclays Bank PLC

July 10, 2014	$31,565,000	3.0%	August 15, 2019	$343,000	Royal Bank of Canada

July 10, 2014	$31,565,000	3.0%	August 15, 2019	$333,200	SMBC Capital Markets, Inc

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
In February 2014, the Company entered into two interest rate cap agreements with SMBC Capital Markets, Inc. for a notional amount of $70.0 million with an effective start date of March 1, 2014. On March 30, 2015, SMBC Capital Markets, Inc revised and replaced this agreement with the notional amount for the outstanding borrowings on the MBS TOB financing facilities to $11.0 million. These agreements effectively limit the interest component of the TOB financing correlated with the SIFMA index to a maximum of 1.0% on $52.3 million of the outstanding borrowings on the MBS TOB financing facilities and the PHC Certificates TOB financing facilities through a three year term ending March 1, 2017. The Company received $10,500 of cash collateral upon the execution of this revised agreement. These interest rate cap contract revised cost approximately $369,500 and does not qualify for hedge accounting. Therefore, changes in the estimated fair value of the interest rate derivatives are included in earnings.

The Company contracted for two no-cost interest rate swaps with DB related to the Decatur Angle and Bruton TOB financing facilities collateralized by mortgage revenue bonds that are used to provide financing for the construction of these properties. The swap related to the Decatur Angle TOB financing facility has a $23.0 million notional value, an October 15, 2016 effective date, and an October 15, 2021 termination date. The swap related to the Bruton TOB financing facility has an approximate $18.1 million notional value, an April 15, 2017 effective date, and an April 15, 2022 termination date. Both swaps are in place to mitigate the possible interest rate increases and swaps a variable rate based on LIBOR for an approximate 2% fixed rate. As of March 31, 2015 the fair value of the Decatur Angle swap is a liability of approximately $646,000 and the fair value of the Bruton swap is a liability of approximately $520,000. The fair value of these swaps have been recorded as a liability on the Balance Sheet.

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $900,000 and $176,000 for the quarters ended March 31, 2015 and 2014, respectively. The valuation methodology used to estimate the fair value of the Company’s interest rate derivative agreements is disclosed in Note 12 to the Company’s condensed consolidated financial statements.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures.  The Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s current disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Company are described in Item 1A “Risk Factors” of the Company’s 2014 Annual Report on Form 10-K. There have been no material changes from these previously disclosed risk factors for the quarter ended March 31, 2015.

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

31.1  Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2  Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1  Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2  Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) the Condensed Consolidated Statements of Partners’ Capital for the three months ended March 31, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

Date: May 7, 2015	By:	/s/ Mark A. Hiatt
Mark A. Hiatt
Chief Executive Officer

Date: May 7, 2015	By:	/s/ Craig S. Allen
Craig S. Allen
Chief Financial Officer