Form 10-Q
period 2015-06-30
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2015-08-06
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1A	Risk Factors	64
Item 6	Exhibits	64

SIGNATURES	65

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2015	December 31, 2014

Assets
Cash and cash equivalents	$2,628,814	$49,157,571
Restricted cash	5,189,604	11,141,496
Interest receivable	5,326,150	4,121,486
Mortgage revenue bonds held in trust, at fair value (Notes 4 & 11)	408,239,988	378,423,092
Mortgage revenue bonds, at fair value (Note 4)	140,695,997	70,601,045
Public housing capital fund trusts, at fair value (Note 5)	58,991,437	61,263,123
Mortgage-backed securities, at fair value (Note 6)	14,647,377	14,841,558
Real estate assets: (Note 7)
Land and improvements	12,597,953	13,753,493
Buildings and improvements	103,858,432	110,706,173
Real estate assets before accumulated depreciation	116,456,385	124,459,666
Accumulated depreciation	(14,845,373)	(14,108,154)
Net real estate assets	101,611,012	110,351,512
Other assets (Note 8)	29,383,813	31,134,319
Assets held for sale (Note 9)	13,052,649	13,204,015
Total Assets	$779,766,841	$744,239,217

Liabilities
Accounts payable, accrued expenses, and other liabilities	$4,987,833	$4,123,346
Distribution payable	8,436,168	7,617,390
Lines of Credit (Note 10)	48,833,261	—
Debt financing (Note 11)	366,145,894	345,359,000
Mortgages payable (Note 12)	68,694,929	76,707,834
Derivative swap, at fair value (Note 14)	742,189	—
Liabilities held for sale (Note 9)	445,126	503,743
Total Liabilities	498,285,400	434,311,313

Commitments and Contingencies (Note 16)

Partners' Capital
General Partner (Note 2)	294,434	578,238
Beneficial Unit Certificate holders	302,360,501	330,457,117
Unallocated deficit of Consolidated VIEs	(21,169,668)	(21,091,456)
Total Partners' Capital	281,485,267	309,943,899
Noncontrolling interest (Note 7)	(3,826)	(15,995)
Total Capital	281,481,441	309,927,904
Total Liabilities and Partners' Capital	$779,766,841	$744,239,217
The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues:
Property revenues	$4,086,061	$3,134,220	$8,388,362	$6,284,564
Investment income	9,388,661	6,241,475	17,368,445	12,447,033
Gain on sale of MF Property	3,417,462	—	3,417,462	—
Gain on mortgage revenue bond - sale and redemption	—	849,655	—	3,684,898
Other interest income	227,383	242,077	451,923	450,900
Total revenues	17,119,567	10,467,427	29,626,192	22,867,395
Expenses:
Real estate operating (exclusive of items shown below)	2,275,275	1,807,044	4,746,305	3,457,691
Provision for loss on receivables	98,431	—	98,431	—
Depreciation and amortization	1,743,317	1,291,497	3,536,095	2,672,063
Interest	2,993,134	2,342,436	6,929,310	4,453,185
General and administrative	2,026,115	1,398,879	3,833,596	2,669,805
Total expenses	9,136,272	6,839,856	19,143,737	13,252,744
Income from continuing operations	7,983,295	3,627,571	10,482,455	9,614,651
Income from discontinued operations	238,287	30,512	262,715	90,158
Net income	8,221,582	3,658,083	10,745,170	9,704,809
Net income (loss) attributable to noncontrolling interest	311	(374)	(580)	(477)
Net income - America First Multifamily Investors, L.P.	$8,221,271	$3,658,457	$10,745,750	$9,705,286

Net income (loss) allocated to:
General Partner	$901,724	$247,564	$928,430	$989,619
Limited Partners - Unitholders	7,251,593	3,552,575	9,895,532	8,970,120
Unallocated loss of Consolidated Property VIEs	67,954	(141,682)	(78,212)	(254,453)
Noncontrolling interest	311	(374)	(580)	(477)
	$8,221,582	$3,658,083	$10,745,170	$9,704,809
Unitholders' interest in net income per unit (basic and diluted):
Income from continuing operations	$0.12	$0.05	$0.16	$0.15
Income from discontinued operations	—	—	—	—
Net income, basic and diluted, per unit	$0.12	$0.05	$0.16	$0.15
Distributions declared, per unit	$0.125	$0.125	$0.25	$0.25
Weighted average number of units outstanding, basic and diluted	60,252,928	60,252,928	60,252,928	58,595,469

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income	$8,221,582	$3,658,083	$10,745,170	$9,704,809
Unrealized (loss) gain on securities	(17,206,872)	15,715,046	(18,264,107)	33,756,771
Unrealized (loss) gain on bond purchase commitments	(4,320,189)	1,697,307	(4,896,414)	5,186,544
Comprehensive (loss) income - America First Multifamily Investors, L.P.	$(13,305,479)	$21,070,436	$(12,415,351)	$48,648,124

Comprehensive income (loss) allocated to:
General Partner	$686,453	$421,688	$696,825	$1,379,052
Limited Partners - Unitholders	(14,060,197)	20,790,804	(13,033,384)	47,524,002
Unallocated gain (loss) of Consolidated Property VIEs	67,954	(141,682)	(78,212)	(254,453)
Noncontrolling interest	311	(374)	(580)	(477)
Comprehensive (loss) income - America First Multifamily Investors, L.P.	$(13,305,479)	$21,070,436	$(12,415,351)	$48,648,124

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2015 and 2014
(UNAUDITED)

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non- controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$578,238	60,252,928	$330,457,117	$(21,091,456)	$(15,995)	$309,927,904	$51,698,418
Distributions paid or accrued	(980,629)		(15,063,232)	—	—	(16,043,861)	—
Sale of MF Property	—		—	—	12,749	12,749	—
Net income (loss)	928,430		9,895,532	(78,212)	(580)	10,745,170	—
Unrealized loss on securities	(182,641)		(18,081,466)	—	—	(18,264,107)	(18,264,107)
Unrealized loss on bond purchase commitments	(48,964)		(4,847,450)	—	—	(4,896,414)	(4,896,414)
Balance at June 30, 2015	$294,434	60,252,928	$302,360,501	$(21,169,668)	$(3,826)	$281,481,441	$28,537,897

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non- controlling Interest	Total	Accumulated Other Comprehensive Income
Balance at January 1, 2014	$16,671	51,052,928	$223,573,312	$(20,455,896)	$(11,322)	$203,122,765	$(20,128,314)
Sale of beneficial unit certificates	—	9,200,000	51,288,699	—	—	51,288,699	—
Redemption and sale of mortgage revenue bonds	(24,137)		(2,389,576)	—	—	(2,413,713)	(2,413,713)
Sale of MBS	2,599		257,350	—	—	259,949	259,949
Distributions paid or accrued	(1,051,166)		(15,063,232)	—	—	(16,114,398)	—
Net income (loss)	989,619		8,970,120	(254,453)	(477)	9,704,809	—
Unrealized gain on securities	337,568		33,419,203	—	—	33,756,771	33,756,771
Unrealized gain on bond purchase commitments	51,865		5,134,679	—	—	5,186,544	5,186,544
Balance at June 30, 2014	$323,019	60,252,928	$305,190,555	$(20,710,349)	$(11,799)	$284,791,426	$16,661,237

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For Six Months Ended,
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net income	$10,745,170	$9,704,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,775,215	3,138,342
Non-cash loss on derivatives	701,130	456,813
Bond premium/discount amortization	(73,787)	(103,519)
Gain on mortgage revenue bond - redemption	—	(3,684,898)
Gain on the sale of an MF Property	(3,417,462)	—
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(1,204,664)	(490,040)
Decrease (increase) in other assets	33,095	(463,950)
Decrease (increase) in accounts payable and accrued expenses	496,386	(2,082,745)
Net cash provided by operating activities	11,055,083	6,474,812
Cash flows from investing activities:
Capital expenditures	(1,166,051)	(13,219,624)
Acquisition of mortgage revenue bonds	(131,485,000)	(36,385,127)
Restructure and acquisition of interest rate derivative	10,500	(391,500)
Proceeds from sale of MF Property	10,696,510	—
Proceeds from the mortgage revenue bond and MBS sale - redemption	—	35,483,230
Restricted cash - debt collateral released	1,280,000	1,999,973
Restricted cash - TEBS financing facility released	4,942,977	—
Principal payments received on mortgage revenue bonds	16,182,752	2,369,132
Increase in restricted cash	(42,138)	(83,717)
Net increase in notes receivable	(3,376,531)	—
Acquisition of taxable bonds	(500,000)	—
Principal payments received on taxable loans	70,819	—
Assets purchased - held for investment	(166,112)	—
Net cash used in investing activities	(103,552,274)	(10,227,633)
Cash flows from financing activities:
Distributions paid	(15,225,083)	(14,741,101)
Proceeds from debt financing	48,285,000	17,250,000
Proceeds from the sale of beneficial unit certificates	—	54,740,000
Payment of offering costs related to the sale of beneficial unit certificates	—	(3,451,301)
Principal payments on debt financing	(27,498,106)	(30,056,000)
Principal payments on mortgages payable	(8,012,906)	(2,191,887)
Principal borrowings on lines of credit	61,764,261	—
Principal payments on line of credit	(12,931,000)	—
Principal borrowings on mortgages payable	—	14,652,293
Increase in liabilities related to restricted cash	42,138	83,717
Debt financing costs	(479,278)	(584,431)
Net cash provided by financing activities	45,945,026	35,701,290
Net (decrease) increase in cash and cash equivalents	(46,552,165)	31,948,469
Cash and cash equivalents at beginning of period, including cash and cash equivalents of discontinued operations of $35,772 and $25,976, respectively	49,193,343	11,318,015
Cash and cash equivalents at end of period, including cash and cash equivalents of discontinued operations of $12,364 and $59,934, respectively	$2,641,178	$43,266,484

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - continued)

	For Six Months Ended,
	June 30, 2015	June 30, 2014
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,236,193	$4,015,785
Distributions declared but not paid	$8,436,168	$7,819,373
Supplemental disclosure of non cash activities:
Capital expenditures financed through accounts and notes payable	$78,141	$3,100,135
Commitment obligation for Live 929 Apartments	$—	$40,270,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
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

Our general partner is America First Capital Associates Limited Partnership Two (“AFCA 2” or “General Partner”).  The general partner of AFCA2 is The Burlington Capital Group LLC (“Burlington”). The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partner interests to investors (“unitholders”).  The Partnership will terminate on December 31, 2050, unless terminated earlier under provisions of its Agreement of Limited Partnership of the Partnership.

The “Company” refers to the Partnership and the Consolidated VIEs (defined below). The Company’s condensed consolidated financial statements reported in this Form 10-Q include the financial position and results of operations of the Partnership, the MF Properties owned by various limited partnerships in which one of the Partnership’s wholly-owned subsidiaries holds a 99% limited partner interest, and two entities in which the Partnership does not hold an ownership interest but which own multifamily residential properties financed with mortgage revenue bonds held by the Partnership and which are treated as variable interest entities (“VIEs”) of which the Partnership has been determined to be the primary beneficiary (the “Consolidated VIEs”). On June 30, 2015, the consolidated subsidiaries of the Partnership (the “Consolidated Subsidiaries”) consist of:

•
ATAX TEBS I, LLC, a special purpose entity owned and controlled by the Partnership, created in 2010 to hold mortgage revenue bonds in order to facilitate the Tax Exempt Bond Securitization (“TEBS”) Financing (“M24 TEBS Financing”) with Freddie Mac (see Note 11).

•
ATAX TEBS II, LLC, a special purpose entity owned and controlled by the Partnership, created in 2014 to hold mortgage revenue bonds in order to facilitate the second TEBS Financing (“M31 TEBS Financing”) with Freddie Mac (see Note 11).

•	Eight MF Properties which are either wholly or majority owned by subsidiaries of the Partnership.

Stand-alone financial information of the Partnership reported in this Form 10-Q includes only the assets, liabilities, and results of operations of the Partnership and the MF Properties (hereafter the “Partnership”) without the Consolidated VIEs.  In the Company’s condensed consolidated financial statements, all transactions and accounts between the Partnership, the MF Properties and the Consolidated VIEs have been eliminated in consolidation.  The General Partner does not believe that the consolidation of VIEs for reporting under accounting principles generally accepted in the United States of America (“GAAP”) impacts the Partnership’s status as a partnership for federal income tax purposes or the status of unitholders as partners of the Partnership, the treatment of the mortgage revenue bonds on the properties owned by Consolidated VIEs as debt, the nature of the interest payments, which it believes to be tax-exempt, received on the mortgage revenue bonds secured by the properties owned by Consolidated VIEs or the manner in which the Partnership’s income is reported to unitholders on IRS Form K-1.

The unallocated deficit of the Consolidated VIEs is primarily comprised of the accumulated historical net losses of the Consolidated VIEs since the applicable consolidation date. The unallocated deficit of the VIEs and the VIEs’ net losses subsequent to that date are not allocated to the General Partner and unitholders as such activity is not contemplated by, or addressed in, the Agreement of Limited Partnership of the Partnership. The primary purpose of the Company is to acquire, hold, sell and otherwise deal with mortgage revenue bonds and other instruments which have been issued to provide construction and/or permanent financing for Residential Properties and other commercial properties. The Mortgage Revenue Bonds, the Public Housing Capital Fund Trust, and the Mortgage-Backed Securities segments fulfill this purpose, are long-term investments, and the properties which collateralize the mortgage revenue bonds are not owned or managed by the Company. The MF Property segment is comprised of indirectly owned, actively managed, and controlled multifamily properties. The MF Properties included in this segment are typically financed with third party mortgages.

Effective during the three months ended June 30, 2015, the Company changed its reportable segments due to the classification of the Company’s Consolidated VIEs as discontinued operations. The Consolidated VIE segment was comprised of the results of operations of the underlying collateral for the related mortgage revenue bonds. The Company concluded its investment in the Consolidated VIE segment was not consistent with the Company’s portfolio of assets, as described above. As such, the Company decided to implement a strategic shift in direction by discontinuing its Consolidated VIE segment. This decision was made for the following reasons:

•
The risk profile of the Consolidated VIE segment was unique as the substance of the investment was the result of the operations of the underlying properties and not the mortgage revenue bonds (which is the form of the investment).The risk profile includes:

•The underlying properties thin capitalization,
•Related party ownership groups, and
•The lack of ultimate decision-making authority.

•	The stated purpose of the Company was not to manage properties without having some type of ownership or ability to control the underlying property.

•	Subsequent to the disposition of the Consolidated VIE properties by their owners, the Company does not plan to include this type of investment as part of its strategic direction.

As such, in April 2015, the Partnership entered into brokerage contracts to sell the Consolidated VIEs. As a result, these entities met the criteria for discontinued operations presentation and have been classified as such in the Company’s condensed consolidated financial statements for all periods presented (see Notes 3, 7, 9, and 19).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The accompanying interim unaudited Company’s condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The Company’s condensed consolidated financial statements should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. These condensed consolidated financial statements and notes have been prepared consistently with the 2014 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary to present fairly the financial position on June 30, 2015, and the results of operations for the interim periods presented have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

2.  Partnership Income, Expenses and Cash Distributions

The Agreement of Limited Partnership of the Partnership contains provisions for the distribution of Net Interest Income, Net Residual Proceeds and Liquidation Proceeds, for the allocation of income or loss from operations and for the allocation of income and loss arising from a repayment, sale, or liquidation of investments.  Income and losses will be allocated to each unitholder on a periodic basis, as determined by the General Partner, based on the number of BUCs held by each unitholder on the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each unitholder of record on the last day of each distribution period based on the number of BUCs held by each unitholder on such date. For purposes of the Agreement of Limited Partnership of the Partnership, cash distributions, if any, received by the Partnership from its investment in MF Properties (see Note 7) will be included in the Partnership’s Interest Income and cash distributions received by the Partnership from the sale of such properties will be included in the Partnership’s Residual Proceeds.

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

3.  Variable Interest Entities

The Partnership invests in mortgage revenue bonds which have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas.  The Partnership owns 100% of these mortgage revenue bonds and each bond is secured by a first mortgage on the property.  In certain cases, the Partnership has also made property loans to the property owners which are secured by second mortgages on these properties.  Although Residential Properties financed with mortgage revenue bonds held by the Partnership are owned by a separate entity in which the Partnership has no equity ownership interest, the debt financing provided by the Partnership creates a variable interest in these ownership entities that may require the Partnership to report the assets, liabilities, and results of operations of these entities on a consolidated basis under GAAP.  Under consolidation guidance, the Partnership must make an evaluation of these entities to determine if they meet the definition of a VIE.

On June 30, 2015 and December 31, 2014, the Partnership determined that twelve of the entities financed by mortgage revenue bonds owned by the Partnership were held by VIEs.  The Partnership then determined that it is the primary beneficiary of two of these VIEs: Bent Tree and Fairmont Oaks and has continued to consolidate these entities. The primary purpose of the Company is to acquire, hold, sell and otherwise deal with mortgage revenue bonds and other instruments which have been issued to provide construction and/or permanent financing for Residential Properties and other commercial properties. The Mortgage Revenue Bonds, the Public Housing Capital Fund Trust, and the Mortgage-Backed Securities segments fulfill this purpose, are long-term investments, and the properties which collateralize the mortgage revenue bonds are not owned or managed by the Company. The MF Property segment is comprised of indirectly owned, actively managed, and controlled multifamily properties. The MF Properties included in this segment are typically financed with third party mortgages.

The Company has classified the Consolidated VIEs as discontinued operations and has eliminated the Consolidated VIE segment as a reportable segment beginning with the three months ended June 30, 2015.

As such, in April 2015, the Partnership entered into separate brokerage contracts to sell Bent Tree and Fairmont Oaks. As a result, these entities met the criteria for discontinued operations presentation and have been classified as such in the Company’s condensed consolidated financial statements for all periods presented (see Notes 1, 7, 9, and 19).

The Partnership does not hold an equity interest in these VIEs. Therefore, the assets of the VIEs cannot be used to settle the general commitments of the Partnership and the Partnership is not responsible for the commitments and liabilities of the VIEs.  The primary risks to the Partnership associated with these VIEs include the entities’ ability to meet debt service obligations to the Partnership and the valuation of the underlying Residential Properties which serves as bond collateral.

The following is a discussion of the significant judgments and assumptions made by the Partnership in determining the primary beneficiary of the VIE and, therefore, whether the Partnership must consolidate the VIE.

Consolidated VIEs

In determining the primary beneficiary of these VIEs, the Partnership considers the activities of the VIE which most significantly impact the VIEs’ economic performance, who has the power to control such activities, the risks which the entities were designed to create, the variability associated with those risks and the interests which absorb such variability.  The Partnership also considers the related party relationship of the entities involved in the VIEs.  On June 30, 2015 and December 31, 2014, the Partnership determined it is the primary beneficiary of the Bent Tree and Fairmont Oaks VIEs.

The capital structure of Bent Tree and Fairmont Oaks VIEs consists of senior debt, subordinated debt, and equity capital. The senior debt is in the form of a mortgage revenue bond and accounts for the majority of the VIEs’ total capital. As the bondholder, the Partnership is entitled to principal and interest payments and has certain protective rights as established by the bond documents.

The equity ownership of the consolidated VIEs is ultimately held by corporations which are owned by three individuals, one of which is a related party.  Additionally, each of these properties is managed by an affiliate of the Partnership, America First Properties Management Company, LLC (“Properties Management”) which is an affiliate of Burlington.

Non-Consolidated VIEs

The Company did not consolidate ten VIE entities on June 30, 2015 based on its determination of the primary beneficiary of these ten VIE entities. As discussed below, while the capital structures of these VIEs resulted in the Partnership holding a majority of the variable interests in these VIEs, the Partnership determined it does not have the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance and, as a result, is not the primary beneficiary of these VIEs.

The following table presents information regarding the non-consolidated VIEs held by the Company on June 30, 2015:

	June 30, 2015
	Balance Sheet Classification		Maximum Exposure to Loss
	Mortgage Revenue Bond	Property Loan	Mortgage Revenue Bond	Property Loan
Ashley Square Apartments	$5,495,037	$1,482,000	$5,129,000	$7,737,434
Bruton Apartments	18,750,735	—	18,145,000	—
Cross Creek	8,575,187	3,593,117	6,088,948	3,593,117
Glenview Apartments	6,721,520	—	6,723,000	—
Harden Ranch	9,626,989	—	9,300,000	—
Montclair Apartments	3,460,656	—	3,458,000	—
Santa Fe Apartments	4,746,518	—	4,736,000	—
Silver Moon Lodge Apartments	8,000,000	2,819,166	8,000,000	2,819,166
Tyler Park Apartments	8,287,739	—	8,100,000	—
Westside Village Market	5,525,145	—	5,400,000	—
	$79,189,526	$7,894,283	$75,079,948	$14,149,717

The mortgage revenue bonds are classified on the balance sheet as available for sale investments and are carried at fair value. Property loans are presented on the balance sheet as Other Assets and are carried at the unpaid principal less any loan loss reserves.  Note 4 includes additional information regarding the mortgage revenue bonds and Note 8 includes additional information regarding the property loans.  The maximum exposure to loss for the mortgage revenue bonds is equal to the unpaid principal balance on June 30, 2015.  The difference between the mortgage revenue bond’s carrying value and the maximum exposure to loss is a function of the fair value of the bond.  The difference between the property loan’s carrying value and the maximum exposure is the value of loan loss reserves that have been previously recorded against the outstanding property loan balances.

The following tables present the effects of the consolidation of the Consolidated VIEs on the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations on June 30, 2015 and December 31, 2014:

Condensed Consolidating Balance Sheets

	Partnership on June 30, 2015	Consolidated VIEs on June 30, 2015	Consolidation -Elimination on June 30, 2015	Total on June 30, 2015
Assets
Cash and cash equivalents	$2,628,814	$—	$—	$2,628,814
Restricted cash	5,189,604	—	—	5,189,604
Interest receivable	5,326,150	—	—	5,326,150
Mortgage revenue bonds held in trust, at fair value	408,239,988	—	—	408,239,988
Mortgage revenue bonds, at fair value	140,695,997	—	—	140,695,997
Public housing capital fund trusts, at fair value	58,991,437	—	—	58,991,437
Mortgage-backed securities, at fair value	14,647,377	—	—	14,647,377
Real estate assets:
Land and improvements	12,597,953	—	—	12,597,953
Buildings and improvements	103,858,432	—	—	103,858,432
Real estate assets before accumulated depreciation	116,456,385	—	—	116,456,385
Accumulated depreciation	(14,845,373)	—	—	(14,845,373)
Net real estate assets	101,611,012	—	—	101,611,012
Other assets	29,383,813	—	—	29,383,813
Assets held for sale	27,075,726	13,296,290	(27,319,367)	13,052,649
Total Assets	$793,789,918	$13,296,290	$(27,319,367)	$779,766,841

Liabilities
Accounts payable, accrued expenses and other liabilities	$4,987,833	$—	$—	$4,987,833
Distribution payable	8,436,168	—	—	8,436,168
Lines of Credit	48,833,261	—	—	48,833,261
Debt financing	366,145,894	—	—	366,145,894
Mortgage payable	68,694,929	—	—	68,694,929
Derivative swap	742,189	—	—	742,189
Liabilities held for sale	—	37,580,931	(37,135,805)	445,126
Total Liabilities	497,840,274	37,580,931	(37,135,805)	498,285,400
Partners' Capital
General Partner	294,434	—	—	294,434
Beneficial Unit Certificate holders	295,659,036	—	6,701,465	302,360,501
Unallocated loss of Consolidated VIEs	—	(24,284,641)	3,114,973	(21,169,668)
Total Partners' Capital	295,953,470	(24,284,641)	9,816,438	281,485,267
Noncontrolling interest	(3,826)	—	—	(3,826)
Total Capital	295,949,644	(24,284,641)	9,816,438	281,481,441
Total Liabilities and Partners' Capital	$793,789,918	$13,296,290	$(27,319,367)	$779,766,841

	Partnership on December 31, 2014	Consolidated VIEs on December 31, 2014	Consolidation -Elimination on December 31, 2014	Total on December 31, 2014
Assets
Cash and cash equivalents	$49,157,571	$—	$—	$49,157,571
Restricted cash	11,141,496	—	—	11,141,496
Interest receivable	4,121,486	—	—	4,121,486
Mortgage revenue bonds held in trust, at fair value	378,423,092	—	—	378,423,092
Mortgage revenue bonds, at fair value	70,601,045	—	—	70,601,045
Public housing capital fund trusts, at fair value	61,263,123	—	—	61,263,123
Mortgage-backed securities, at fair value	14,841,558	—	—	14,841,558
Real estate assets:
Land and improvements	13,753,493	—	—	13,753,493
Buildings and improvements	110,706,173	—	—	110,706,173
Real estate assets before accumulated depreciation	124,459,666	—	—	124,459,666
Accumulated depreciation	(14,108,154)	—	—	(14,108,154)
Net real estate assets	110,351,512	—	—	110,351,512
Other assets	31,134,319	—	—	31,134,319
Assets held for sale	27,640,053	13,456,861	(27,892,899)	13,204,015
Total Assets	$758,675,255	$13,456,861	$(27,892,899)	$744,239,217

Liabilities
Accounts payable, accrued expenses and other liabilities	$4,123,346	$—	$—	$4,123,346
Distribution payable	7,617,390	—	—	7,617,390
Debt financing	345,359,000	—	—	345,359,000
Mortgages payable	76,707,834	—	—	76,707,834
Liabilities held for sale	—	36,956,477	(36,452,734)	503,743
Total Liabilities	433,807,570	36,956,477	(36,452,734)	434,311,313
Partners' Capital
General Partner	578,238	—	—	578,238
Beneficial Unit Certificate holders	324,305,442	—	6,151,675	330,457,117
Unallocated deficit of Consolidated VIEs	—	(23,499,616)	2,408,160	(21,091,456)
Total Partners' Capital	324,883,680	(23,499,616)	8,559,835	309,943,899
Noncontrolling interest	(15,995)	—	—	(15,995)
Total Capital	324,867,685	(23,499,616)	8,559,835	309,927,904
Total Liabilities and Partners' Capital	$758,675,255	$13,456,861	$(27,892,899)	$744,239,217

Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2015 and 2014:

	Partnership For the Three Months Ended June 30, 2015	Consolidated VIEs For the Three Months Ended June 30, 2015	Consolidation -Elimination For the Three Months Ended June 30, 2015	Total For the Three Months Ended June 30, 2015
Revenues:
Property revenues	$4,086,061	$—	$—	$4,086,061
Investment income	9,388,661	—	—	9,388,661
Gain on sale of MF Property	3,417,462	—	—	3,417,462
Other interest income	227,383	—	—	227,383
Total revenues	17,119,567	—	—	17,119,567
Expenses:
Real estate operating (exclusive of items shown below)	2,275,275	—	—	2,275,275
Provision for loss on receivables	98,431	—	—	98,431
Depreciation and amortization	1,743,317	—	—	1,743,317
Interest	2,993,134	—	—	2,993,134
General and administrative	2,026,115	—	—	2,026,115
Total expenses	9,136,272	—	—	9,136,272
Income from continuing operations	7,983,295	—	—	7,983,295
Income (loss) from discontinued operations	170,333	(287,857)	355,811	238,287
Net income (loss)	8,153,628	(287,857)	355,811	8,221,582
Net income attributable to noncontrolling interest	311	—	—	311
Net income (loss) - America First Multifamily Investors, L. P.	$8,153,317	$(287,857)	$355,811	$8,221,271

	Partnership For the Three Months Ended June 30, 2014	Consolidated VIEs For the Three Months Ended June 30, 2014	Consolidation -Elimination For the Three Months Ended June 30, 2014	Total For the Three Months Ended June 30, 2014
Revenues:
Property revenues	$3,134,220	$—	$—	$3,134,220
Investment income	6,241,475	—	—	6,241,475
Gain on mortgage revenue bond redemption	849,655	—	—	849,655
Other interest income	242,077	—	—	242,077
Total revenues	10,467,427	—	—	10,467,427
Expenses:
Real estate operating (exclusive of items shown below)	1,807,044	—	—	1,807,044
Depreciation and amortization	1,291,497	—	—	1,291,497
Interest	2,342,436	—	—	2,342,436
General and administrative	1,398,879	—	—	1,398,879
Total expenses	6,839,856	—	—	6,839,856
Income from continuing operations	3,627,571	—	—	3,627,571
Income from discontinued operations	172,194	(477,027)	335,345	30,512
Net income (loss)	3,799,765	(477,027)	335,345	3,658,083
Net loss attributable to noncontrolling interest	(374)	—	—	(374)
Net income (loss) - America First Multifamily Investors, L. P.	$3,800,139	$(477,027)	$335,345	$3,658,457

	Partnership For the Six Months Ended June 30, 2015	Consolidated VIEs For the Six Months Ended June 30, 2015	Consolidation -Elimination For the Six Months Ended June 30, 2015	Total For the Six Months Ended June 30, 2015
Revenues:
Property revenues	$8,388,362	$—	$—	$8,388,362
Investment income	17,368,445	—	—	17,368,445
Gain on sale of MF Property	3,417,462	—	—	3,417,462
Other interest income	451,923	—	—	451,923
Total revenues	29,626,192	—	—	29,626,192
Expenses:
Real estate operating (exclusive of items shown below)	4,746,305	—	—	4,746,305
Provision for loss on receivables	98,431	—	—	98,431
Depreciation and amortization	3,536,095	—	—	3,536,095
Interest	6,929,310	—	—	6,929,310
General and administrative	3,833,596	—	—	3,833,596
Total expenses	19,143,737	—	—	19,143,737
Income from continuing operations	10,482,455	—	—	10,482,455
Income from discontinued operations	340,927	(785,027)	706,815	262,715
Net income (loss)	10,823,382	(785,027)	706,815	10,745,170
Net loss attributable to noncontrolling interest	(580)	—	—	(580)
Net income (loss) - America First Multifamily Investors, L. P.	$10,823,962	$(785,027)	$706,815	$10,745,750

	Partnership For the Six Months Ended June 30, 2014	Consolidated VIEs For the Six Months Ended June 30, 2014	Consolidation -Elimination For the Six Months Ended June 30, 2014	Total For the Six Months Ended June 30, 2014
Revenues:
Property revenues	$6,284,564	$—	$—	$6,284,564
Investment income	12,447,033	—	—	12,447,033
Gain on mortgage revenue bond redemption	3,684,898			3,684,898
Other interest income	450,900	—	—	450,900
Total revenues	22,867,395	—	—	22,867,395
Expenses:
Real estate operating (exclusive of items shown below)	3,457,691	—	—	3,457,691
Depreciation and amortization	2,672,063	—	—	2,672,063
Interest	4,453,185	—	—	4,453,185
General and administrative	2,669,805	—	—	2,669,805
Total expenses	13,252,744	—	—	13,252,744
Income from continuing operations	9,614,651	—	—	9,614,651
Income (loss) from discontinued operations	344,611	(921,125)	666,672	90,158
Net income (loss)	9,959,262	(921,125)	666,672	9,704,809
Net loss attributable to noncontrolling interest	(477)	—	—	(477)
Net income (loss) - America First Multifamily Investors, L. P.	$9,959,739	$(921,125)	$666,672	$9,705,286

4.  Investments in Mortgage Revenue Bonds

The mortgage revenue bonds owned by the Company have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties and do not include the mortgage revenue bonds issued with respect to properties owned by Consolidated VIEs on June 30, 2015 and December 31, 2014. Mortgage revenue bonds are either held directly by the Company or are held in trusts created in connection with debt financing transactions (see Note 11). The Company’s investments in mortgage revenue bonds on the dates shown are as follows:

	June 30, 2015
Description of Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Arbors at Hickory Ridge (3)	$11,568,295	$1,154,417	$—	$12,722,712
Ashley Square (1)	5,129,000	366,037	—	5,495,037
Avistar at Chase Hill A Bond (3)	9,978,838	678,363	—	10,657,201
Avistar at the Crest A Bond (3)	9,679,473	658,012	—	10,337,485
Avistar at the Oaks A Bond (3)	7,800,000	483,903	—	8,283,903
Avistar in 09 A Bond (3)	6,735,000	417,832	—	7,152,832
Avistar on the Boulevard A Bond (3)	16,490,029	803,567	—	17,293,596
Avistar on the Hills A Bond (3)	5,389,000	334,327	—	5,723,327
Bella Vista (1)	6,430,000	273,018	—	6,703,018
Bridle Ridge (1)	7,625,000	261,766	—	7,886,766
Brookstone (1)	7,469,480	1,323,274	—	8,792,754
Bruton Apartments (2)	18,145,000	605,735	—	18,750,735
Concord at Gulfgate A Bond (2)	17,060,000	255,307	—	17,315,307
Concord at Little York A Bond (2)	12,480,000	186,830	—	12,666,830
Concord at Williamcrest A Bond (2)	18,020,000	269,695	—	18,289,695
Copper Gate Apartments (3)	5,220,000	359,032	—	5,579,032
Cross Creek (1)	6,088,948	2,486,239	—	8,575,187
Decatur Angle (2)	23,000,000	—	—	23,000,000
Greens Property A Bond (3)	8,330,000	623,837	—	8,953,837
Harden Ranch A Bond (3)	6,960,000	333,237	—	7,293,237
Lake Forest (1)	8,826,000	752,993	—	9,578,993
Live 929 Apartments (2)	40,848,642	2,315,349	—	43,163,991
Pro Nova 2014-1 and 2014-2 (2)	19,384,710	278,718	—	19,663,428
Ohio Properties A Bonds (1)	14,359,000	1,729,764	—	16,088,764
Runnymede (1)	10,395,000	805,613	—	11,200,613
Southpark (1)	11,881,040	2,888,982	—	14,770,022
The Palms at Premier Park Apartments (3)	20,084,554	1,209,672	—	21,294,226
The Suites on Paseo A Bond (2)	35,450,000	752,249	—	36,202,249
Tyler Park Apartments A Bond (3)	6,075,000	199,990	—	6,274,990
Westside Village Market A Bond (3)	3,970,000	130,693	—	4,100,693
Woodlynn Village (1)	4,371,000	58,528	—	4,429,528
Mortgage revenue bonds held in trust	$385,243,009	$22,996,979	$—	$408,239,988
(1) Mortgage revenue bonds owned by ATAX TEBS I, LLC, see Note 11
(2) Mortgage revenue bonds held by Deutsche Bank in a secured financing transaction, see Note 11
(3) Mortgage revenue bonds owned by ATAX TEBS II, LLC, see Note 11

	June 30, 2015
Description of Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Avistar at Chase Hill B Bond	$964,017	$57,890	$—	$1,021,907
Avistar at the Crest B Bond	758,226	45,535	—	803,761
Avistar at the Oaks B Bond	554,000	33,453	—	587,453
Avistar in 09 B Bond	457,000	27,596	—	484,596
Avistar on the Boulevard B Bond	450,541	27,056	—	477,597
Concord at Gulfgate B Bond	2,125,000	541,585	—	2,666,585
Concord at Little York B Bond	960,000	244,667	—	1,204,667
Concord at Williamcrest B Bond	2,800,000	576,507	—	3,376,507
Glenview Apartments	6,723,000	—	(1,480)	6,721,520
Greens Property B Bond	944,462	217,034	—	1,161,496
Harden Ranch B Bond	2,340,000	—	(6,248)	2,333,752
Heritage Square	11,705,000	—	(156,538)	11,548,462
Montclair Apartments	3,458,000	2,656	—	3,460,656
Ohio Properties B Bonds	3,567,950	518,737	—	4,086,687
Avistar at the Parkway	13,425,000	286,920	—	13,711,920
Renaissance B Bond	11,500,000	339,114	—	11,839,114
Santa Fe Apartments	4,736,000	10,518	—	4,746,518
Silver Moon	8,000,000	—	—	8,000,000
The Suites on Paseo B Bond	5,500,000	—	(121,330)	5,378,670
Tyler Park B Bond	2,025,000	—	(12,251)	2,012,749
Vantage at Harlingen	24,575,000	1,694,613	—	26,269,613
Vantage at Judson	26,540,000	837,315	—	27,377,315
Westside Village B Bond	1,430,000	—	(5,548)	1,424,452
Mortgage revenue bonds	$135,538,196	$5,461,196	$(303,395)	$140,695,997

	December 31, 2014
Description of Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gains	Unrealized Loss	Estimated Fair Value
Arbors at Hickory Ridge (3)	$11,570,933	$1,792,303	$—	$13,363,236
Ashley Square (1)	5,159,000	486,559	—	5,645,559
Avistar at Chase Hill A Bond (3)	10,000,000	1,196,800	—	11,196,800
Avistar at the Crest A Bond (3)	9,700,000	1,419,692	—	11,119,692
Avistar at the Oaks A Bond(3)	7,800,000	869,622	—	8,669,622
Avistar in 09 A Bond (3)	6,735,000	750,885	—	7,485,885
Avistar on the Boulevard A Bond (3)	16,525,000	2,418,599	—	18,943,599
Avistar on the Hills A Bond (3)	5,389,000	743,520	—	6,132,520
Bella Vista (1)	6,490,000	625,571	—	7,115,571
Bridle Ridge (1)	7,655,000	659,249	—	8,314,249
Brookstone (1)	7,468,888	1,360,589	—	8,829,477
Bruton Apartments (2)	18,145,000	1,455,955	—	19,600,955
Copper Gate Apartments (3)	5,220,000	563,656	—	5,783,656
Cross Creek (1)	6,074,817	2,542,262	—	8,617,079
Decatur Angle (2)	23,000,000	919,540	—	23,919,540
Greens Property A Bond (3)	8,366,000	1,005,119	—	9,371,119
Harden Ranch A Bond (3)	6,960,000	511,421	—	7,471,421
Lake Forest (1)	8,886,000	1,003,614	—	9,889,614
Live 929 Apartments (2)	40,895,739	3,797,745	—	44,693,484
Pro Nova 2014-1 and 2014-2 (2)	20,095,169	1,043,431	—	21,138,600
Ohio Properties A Bonds (1)	14,407,000	2,444,034	—	16,851,034
Runnymede (1)	10,440,000	1,385,910	—	11,825,910
Southpark (1)	11,842,206	3,743,692	—	15,585,898
The Palms at Premier Park Apartments (3)	20,152,000	2,680,619	—	22,832,619
The Suites on Paseo (2)	35,450,000	3,193,691	—	38,643,691
Tyler Park Apartments A Bond (3)	6,075,000	345,060	—	6,420,060
Westside Village Market A Bond (3)	3,970,000	225,496	—	4,195,496
Woodlynn Village (1)	4,390,000	376,706	—	4,766,706
Mortgage revenue bonds held in trust	$338,861,752	$39,561,340	$—	$378,423,092
(1) Mortgage revenue bonds owned by ATAX TEBS I, LLC, see Note 11
(2) Mortgage revenue bonds held by Deutsche Bank in a secured financing transaction, see Note 11
(3) Mortgage revenue bonds owned by ATAX TEBS II, LLC, see Note 11

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

In June 2015, pursuant to the Forward Delivery Bond Purchase Agreement (“Bond Purchase Commitment”) executed in June 2013, the Partnership acquired a Series 2013A mortgage revenue bond with a par value of $8.0 million and a subordinate Series 2013B taxable mortgage revenue bond with a par value of $500,000 with annual stated interest rates of 6.0% and 12.0%, respectively. Both mortgage revenue bonds mature on August 1, 2055 and are secured by Silver Moon Lodge Apartments, a 151 unit multifamily property located in Albuquerque, New Mexico.

In June 2015, pursuant to the Bond Purchase Commitment executed in August 2013, the Partnership acquired a Series 2013B mortgage revenue bond with a par value of approximately $24.6 million par with an annual stated interest rate of 6.0% which will mature on September 1, 2053. The mortgage revenue bond carries an additional annual 3.0% stated rate of interest calculated on the property’s excess cash flow. Simultaneously, the Partnership paid off the Series 2013C mortgage revenue bond with a par value of approximately $6.7 million. The Partnership continues to hold the subordinate Series 2013D taxable mortgage revenue bond with a par value of approximately $1.3 million with an annual stated interest rate of 9.0%, which will mature on April 1, 2035 and is recorded as an Other Asset. These mortgage revenue bonds are secured by the Vantage at Harlingen Apartments, a 288 unit multifamily apartment complex located in San Antonio, Texas. The Partnership also realized approximately $330,000 of additional interest which was paid from the property’s excess cash flows in June 2015.

In June 2015, the Partnership finalized the restructuring of two mortgage revenue bonds secured by the Renaissance Gateway Apartments, a 208 unit multifamily property located in Baton Rouge, Louisiana. The restructuring resulted in moving the Series B mortgage revenue bond with a par value of approximately $1.3 million and the Series C mortgage revenue bond with a par value of approximately $1.7 million into a Series A mortgage revenue bond with a par value of approximately $8.5 million. The new Series 2013A par value mortgage revenue bond reported on June 30, 2015 is $11.5 million with an annual stated interest rate of 6.0%, which will mature on June 1, 2050. The Partnership received cash of approximately $1.2 million from the resizing of the mortgage revenue bonds.

In June 2015, pursuant to the Bond Purchase Commitment executed December 2012, the Partnership acquired a Series 2012B mortgage revenue bond of approximately $26.5 million with an annual stated interest rate of 6.0%, which will mature on January 1, 2053. The mortgage revenue bond carries an additional annual 3.0% stated rate of interest calculated on the property’s excess cash flow. Simultaneously, the Partnership paid off the Series 2012C mortgage revenue bond with a par value of approximately $6.0 million. The Partnership continues to hold a Series 2012D taxable mortgage revenue bond with a par value of $934,000 with an annual stated interest rate of 9.0%, which will mature on January 1, 2053 and is recorded as an Other Asset. These mortgage revenue bonds are secured by the Vantage at Judson Apartments, a 288 unit multifamily apartment complex located in San Antonio, Texas. The Partnership also realized approximately $446,000 of additional interest calculated on the property’s excess cash flows in the month of June 2015.

On June 1, 2015, the Suites on Paseo were unable to pay the Company the interest due on the Series A and B mortgage revenue bonds. On June 25, 2015, the Company received a $500,000 payment, to be applied to accrued interest owed to the Company on June 1, 2015, which left approximately $674,000 reported in interest receivable on the June 30, 2015 Condensed Consolidated Balance Sheet . The Company issued a forbearance agreement, deferring the payment of the remaining June 1, 2015 unpaid interest due, until September 1, 2015. The Company has completed an impairment analysis of the Suites on Paseo and concluded there was no impairment on the mortgage revenue bonds and note receivable (see Note 8) on June 30, 2015. The analysis also concluded there was a lack of short-term cash available to remit the interest payment on the Series B mortgage revenue bonds. Accordingly, the Company recorded an interest allowance for the three and six months ended June 30, 2015, of approximately $98,000, and reported this amount in the Company’s condensed consolidated financial statements.

In April 2015, the Partnership acquired a Series 2015A mortgage revenue bond with a par value of approximately $13.3 million with a stated annual interest rate of 6.0% which will mature on May 1, 2052. In addition, The Partnership also acquired a subordinate Series 2015B mortgage revenue bond with a par value of $125,000 with an annual stated interest rate of 12.0% which will mature on June 1, 2052. These mortgage revenue bonds are secured by Avistar at the Parkway Apartments, a 236 unit multifamily apartment complex located in San Antonio, Texas.

In March 2015, the Partnership acquired a Series B mortgage revenue bond with a par value of approximately $35.6 million secured by The Suites on Paseo at a fair market value of $5.5 million.

In January 2015, the Partnership acquired six mortgage revenue bonds below:

•
The Partnership purchased a Series 2015A mortgage revenue bond with a par value of approximately $17.1 million and a Series 2015B mortgage revenue bond with a par value of approximately $2.1 million. These mortgage revenue bonds are secured by Concord at Gulfgate Apartments, a 288 unit multifamily residential property located in Houston, Texas.

•
The Partnership purchased a Series 2015A mortgage revenue bond with a par value of approximately $12.5 million and a Series 2015B mortgage revenue bond with a par value of approximately $1.0 million. These mortgage revenue bonds are secured by Concord at Little York Apartments, a 276 unit multifamily residential property located in Houston, Texas.

•
The Partnership purchased a Series 2015A mortgage revenue bond with a par value of approximately $18.0 million and a Series 2015B mortgage revenue bond with a par value of approximately $2.8 million. These mortgage revenue bonds are secured by Concord at Williamcrest Apartments, a 288 unit multifamily residential property located in Houston, Texas.

These three Series A mortgage revenue bonds each carry an annual interest rate of 6.0% and mature on February 1, 2032. The three Series B mortgage revenue bonds each carry an annual interest rate of 12.0% and mature on March 1, 2032. In February 2015, the Partnership borrowed approximately $33.3 million under three Tender Option Bond (“TOB”) Trusts under the existing TOB structure securitizing these mortgage revenue bonds (see Note 11).

The properties securing the Company’s mortgage revenue bonds are geographically dispersed throughout the United States with significant concentrations in California and Texas. On June 30, 2015 and December 31, 2014, the concentration in California, as a percentage of principal outstanding, was approximately 17% and 18%, respectively. On June 30, 2015 and December 31, 2014, the concentration in Texas, as a percentage of principal outstanding, was approximately 50% and 38%, respectively.

All of the Company’s investments in mortgage revenue bonds are classified as available-for-sale securities and they are carried on the balance sheet at their estimated fair values.  On June 30, 2015, the weighted average base rate of the mortgage revenue bonds reported in the Company’s condensed consolidated financial statements was approximately 6.0% per annum. Due to the limited market for the mortgage revenue bonds, these estimates of fair value do not necessarily represent what the Company would actually receive in a sale of the mortgage revenue bonds.  There is no active trading market for the mortgage revenue bonds and price quotes for the mortgage revenue bonds are not generally available.

On June 30, 2015, all of the Company’s mortgage revenue bonds were valued using discounted cash flow and yield to maturity analyses performed by management.  Management’s valuation encompasses judgment in its application and the key assumption in management’s yield to maturity analysis is the range of effective yields on the individual mortgage revenue bonds.  The effective yield analysis for each mortgage revenue bond considers the current market yield on similar mortgage revenue bonds as well as the debt service coverage ratio of each underlying property serving as collateral for the mortgage revenue bond. On June 30, 2015, the range of effective yields on the individual mortgage revenue bonds was 3.8% to 9.8% per annum.  On December 31, 2014, the range of effective yields on the individual mortgage revenue bonds was 4.7% to 8.3% per annum.

Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these mortgage revenue bonds.  Assuming a 10% adverse change in the key assumption, the effective yields on the individual mortgage revenue bonds would increase to a range of 4.1% to 10.7% per annum and would result in additional unrealized losses on the mortgage revenue bond portfolio of approximately $35.0 million.  This sensitivity analysis is hypothetical and is at a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value of the Company’s mortgage revenue bonds and should be used with caution.  If available, the General Partner may also consider price quotes on similar mortgage revenue bonds or other information from external sources, such as pricing services.  Pricing services, broker quotes and management’s analyses provide indicative pricing only.

Unrealized gains or losses on the Company’s mortgage revenue bonds are recorded in accumulated other comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. On June 30, 2015, three mortgage revenue B bond investments have been in unrealized loss positions for more than twelve months. The Company redeemed the three mortgage revenue B bonds in July 2015 and received the full par value plus interest (see Note 18).

5. Public Housing Capital (“PHC”) Fund Trust Certificates

The Company owns 100% of the Residual Participation Receipts (“LIFERs”) in three TOB trusts (“PHC TOB Trusts”). On June 30, 2015, the PHC TOB Trusts owned approximately $58.3 million of Public Housing Capital Fund Certificates (“PHC Certificates”) issued by three trusts (“PHC Trusts”) sponsored by Deutsche Bank (“DB”). The assets held by the PHC Trusts consist of custodial receipts evidencing loans made to a number of local public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by the United States Department of Housing and Urban Development (“HUD”) under HUD’s Capital Fund Program established under the Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”). The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities’ respective obligations to pay principal and interest on their loans. The loans payable by the public housing authorities are not debts of, or guaranteed by, the United States of America or HUD. Interest payable on the public housing authority debt held by the PHC Trusts is exempt from federal income taxes. The PHC Certificates issued by each of the PHC Trusts have been rated investment grade by Standard & Poor’s.
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

The Company had the following investments in the PHC Certificates on June 30, 2015 and December 31, 2014:

Description of Public Housing Capital Fund Trust Certificates	Cost adjusted for amortization of premium and discounts	Unrealized Gain	Unrealized Loss	Estimated Fair Value on June 30, 2015
Public Housing Capital Fund Trust I	$27,344,275	$598,054	$—	$27,942,329
Public Housing Capital Fund Trust II	11,059,091	—	(8,946)	11,050,145
Public Housing Capital Fund Trust III	20,493,725	—	(494,762)	19,998,963
	$58,897,091	$598,054	$(503,708)	$58,991,437

Description of Public Housing Capital Fund Trust Certificates	Cost adjusted for amortization of premium and discounts	Unrealized Gain	Unrealized Loss	Estimated Fair Value on December 31, 2014
Public Housing Capital Fund Trust Certificate I	$27,414,100	$933,789	$—	$28,347,889
Public Housing Capital Fund Trust Certificate II	11,999,721	152,293	—	12,152,014
Public Housing Capital Fund Trust Certificate III	20,474,100	289,120	—	20,763,220
	$59,887,921	$1,375,202	$—	$61,263,123

As all of the Company’s investments in PHC Certificates are classified as available-for-sale securities, they are carried on the Company’s balance sheet at their estimated fair values. On June 30, 2015, the weighted average base rate of the PHC Trust Certificates was approximately 5.0% per annum.  Due to the limited market for the PHC Certificates, these estimates of the fair value do not necessarily represent what the Company would actually receive in a sale of the PHC Certificates.  The estimates of the fair values of these PHC certificates is based on a yield to maturity analysis which begins with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the PHC Fund trusts adjusted largely for unobservable inputs the General Partner believes would be used by market participants. Management’s fair value estimates encompass judgment. Management’s estimates are compared to external pricing services when available.

On June 30, 2015 the range of effective yields on the PHC Certificates was 4.4% to 6.0% per annum.  On December 31, 2014 the range of effective yields on the PHC Certificates was 4.2% to 5.4% per annum.  Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of these PHC Certificates.  Assuming a 10% adverse change in the key assumption, the effective yields on the PHC Certificates would increase to a range of 4.8% to 6.6% per annum and would result in additional unrealized annual losses on the PHC Certificates of approximately $2.2 million.  This sensitivity analysis is hypothetical and is at a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider other information from external sources, such as pricing services.  Pricing services and management’s analysis provide indicative pricing only.

The following table sets forth certain information relating to the PHC Certificates held in the PHC TOB Trusts on June 30, 2015 and December 31, 2014:

	Average Remaining Lives (Years)	Investment Rating	Weighted Average Interest Rate over Life	Principal Outstanding June 30, 2015
Public Housing Capital Fund Trust Certificate I	9.75	AA-	5.33%	$25,980,780
Public Housing Capital Fund Trust Certificate II	9.22	A+	4.28%	11,465,660
Public Housing Capital Fund Trust Certificate III	10.31	BBB	5.42%	20,898,432
Total Public Housing Capital Fund Trust Certificates				$58,344,872

	Average Remaining Lives (Years)	Investment Rating	Weighted Average Interest Rate over Life	Principal Outstanding December 31, 2014
Public Housing Capital Fund Trust Certificate I	10.25	AA-	5.33%	$25,980,780
Public Housing Capital Fund Trust Certificate II	9.72	A+	4.28%	12,429,186
Public Housing Capital Fund Trust Certificate III	10.81	BBB	5.42%	20,898,432
Total Public Housing Capital Fund Trust Certificates				$59,308,398

6. Mortgage-Backed Securities (“MBS”)

On June 30, 2015, the Company held three securitizations of mortgage-backed securities (“MBS TOB Trusts”). The Company owns the LIFERS issued by the three MBS TOB Trusts which were purchased for approximately $2.8 million.

Each of the three MBS TOB Trusts issued SPEARS to unaffiliated investors. These SPEARS totaled approximately $11.9 million on June 30, 2015. The SPEARS represent senior interests in the MBS TOB Trusts and have been credit enhanced by DB. The LIFERS entitle the Company to all principal and interest payments received by the MBS TOB Trust on the securitized MBS securities after payments due to the holders of the SPEARs and trust costs. The SPEARS bear interest at a variable rate based on Securities Industry and Financial Markets Association (“SIFMA”) index.

The Company determined that the three MBS TOB Trusts are VIEs and that the Company was the primary beneficiary of each of them. As a result, the Company reports the MBS TOB Trusts on a consolidated basis and the SPEARS as debt financing. In determining the primary beneficiary of these specific VIEs, the Company considered who has the power to control the activities of the VIEs which most significantly impact their financial performance, the risks that the entity was designed to create, and how each risk affects the VIE. The indenture for the MBS TOB Trusts stipulates that the Company has the sole right to cause the MBS TOB Trusts to sell the MBS securities. If they were sold, the extent to which the MBS TOB Trusts will be exposed to gains or losses would result from decisions made by the Company.

The carrying value of the Company’s MBS securities on June 30, 2015 and December 31, 2014 is as follows:

Agency Rating of MBS Securities (1)	Cost adjusted for amortization of premium	Unrealized Gain	Unrealized Loss	Estimated Fair Value on June 30, 2015
“AAA”	$5,296,301	$—	$(268,801)	$5,027,500
“AA”	10,056,810	—	(436,933)	9,619,877
	$15,353,111	$—	$(705,734)	$14,647,377
(1) MBS securities are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, on the date presented.

Agency Rating of MBS Securities (1)	Cost adjusted for amortization of premium	Unrealized Gain	Unrealized Loss	Estimated Fair Value on December 31, 2014
“AAA”	$5,304,974	$—	$(250,624)	$5,054,350
“AA”	10,062,667	—	(275,459)	9,787,208
	$15,367,641	$—	$(526,083)	$14,841,558
(1) MBS securities are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, on the date presented.

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

On June 30, 2015, the range of effective yields on the individual MBS was 3.9% to 5.3% per annum. On December 31, 2014, the range of effective yields on the individual MBS securities was 3.7% to 5.2% per annum. Additionally, the Company calculated the sensitivity of the key assumption used in calculating the fair values of the MBS which is the effective yield on new issuances of similarly rated MBS securities.  Assuming a 10% adverse change in that key assumption, the effective yields on the MBS securities would increase to a range of 4.3% to 5.8% per annum and would result in additional unrealized losses on the bond portfolio of approximately $799,000.  This sensitivity analysis is hypothetical and is at a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  Pricing services and management’s analysis provide indicative pricing only. The MBS securities have been in an unrealized loss position for more than twelve months and the Company does not believe the investment is other than temporarily impaired on June 30, 2015 as it has the intent and ability to hold these investments until their estimated fair value recovers to the carrying cost or until final maturity.

The MBS securities are backed by residential mortgage loans and interest payable from the MBS securities is believed and expected to be exempt from federal income taxation. Description of certain terms of the Company’s MBS securities is as follows:

Agency Rating of MBS Securities	Principal Outstanding June 30, 2015	Weighted Average Maturity Date	Weighted Average Coupon Interest Rate

“AAA”	$5,000,000	July 1, 2032	4.60%
“AA”	9,765,000	July 9, 2036	4.20%
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

Recent Transactions

In May 2015, the Partnership sold The Colonial property for approximately $10.7 million and realized a gain of approximately $3.4 million, which was considered Tier 2 income.

On April 6, 2015, a brokerage contract was executed with the intent to sell Glynn Place, an MF Property. The sale was completed in July 2015 (see Note 18). Management has determined this entity did not meet the criteria for discontinued operation presentation, and, as such, is reported as part of the Company’s condensed consolidated financial statements for all periods presented. The Glynn Place property’s material financial statement components are reported in the Company’s condensed consolidated financial statements as follows:

Financial Statement Descriptions	Amount
Material Balance Sheet Components
Net real estate assets	$4,039,250
Accounts payable, accrued expenses, and other liabilities	$63,430

Material Statement of Operations Components
Property revenues	$519,153
Real estate operating expenses	$299,530
Depreciation and amortization expenses	$111,340
Net income	$108,283

The Company had the following investments in MF Properties on June 30, 2015 and December 31, 2014:

MF Properties
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value on June 30, 2015
Arboretum	Omaha, NE	145	$1,748,502	$19,256,379	$21,004,881
Eagle Village	Evansville, IN	511	567,880	12,527,343	13,095,223
Glynn Place	Brunswick, GA	128	743,996	4,974,694	5,718,690
Northern View (f/k/a Meadowview)	Highland Heights, KY	254	688,539	6,221,693	6,910,232
Residences of DeCordova	Granbury, TX	110	1,137,832	8,035,156	9,172,988
Residences of Weatherford	Weatherford, TX	76	1,942,229	5,732,475	7,674,704
The 50/50 MF Property	Lincoln, NE	475	—	32,903,791	32,903,791
Woodland Park	Topeka, KS	236	1,265,160	14,210,101	15,475,261
					111,955,770
Less accumulated depreciation (depreciation expense of approximately $2.8 million in 2015)					(14,845,373)
Balance on June 30, 2015					$97,110,397

MF Properties
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value on December 31, 2014
Arboretum	Omaha, NE	145	$1,748,502	$19,216,623	$20,965,125
Eagle Village	Evansville, IN	511	567,880	12,472,151	13,040,031
Glynn Place	Brunswick, GA	128	743,996	4,995,658	5,739,654
Northern View (f/k/a Meadowview)	Highland Heights, KY	224	688,539	5,479,342	6,167,881
Residences of DeCordova	Granbury, TX	110	1,137,832	8,007,390	9,145,222
Residences of Weatherford	Weatherford, TX	76	1,942,229	5,724,456	7,666,685
The 50/50 MF Property	Lincoln, NE	475	—	32,820,776	32,820,776
The Colonial	Omaha, NE	258	1,180,058	7,822,681	9,002,739
Woodland Park	Topeka, KS	236	1,265,160	14,167,096	15,432,256
					119,980,369
Less accumulated depreciation (depreciation expense of approximately $4.8 million in 2014)					(14,108,154)
Balance on December 31, 2014					$105,872,215

Consolidated VIE Properties

In addition to the MF Properties, the Company consolidated the assets, liabilities and results of operations of the Consolidated VIEs in accordance with the accounting guidance on consolidations.  Although the assets of these VIEs were consolidated, the Company had no ownership interest in the VIEs other than to the extent they served as collateral for the mortgage revenue bonds owned by the Partnership.  The results of operations of those properties were recorded by the Company in consolidation. No net income or loss from these properties accrued to the unitholders or the general partner. The Company has classified the Consolidated VIEs as discontinued operations and has eliminated the Consolidated VIE segment as a reportable segment beginning with the three months ended June 30, 2015.

As such, in April 2015, the Partnership entered into separate brokerage contracts to sell the Consolidated VIEs. As a result, management has determined these entities met the criteria for discontinued operations presentation and have been classified as such in the Company’s condensed consolidated financial statements for all periods presented (see Notes 1, 3, 9, and 19).

Land Held for Investment and Development

On June 30, 2015, the Company reported approximately $4.5 million as land held for investment. The Company plans to strategically develop this land into rental properties.

8. Other Assets

The Company had the following Other Assets on the dates shown:

	June 30, 2015	December 31, 2014
Property loans receivable	$25,568,046	$22,191,515
Less: Loan loss reserves	(7,098,814)	(7,098,814)
Deferred financing costs - net	4,595,073	4,659,104
Fair value of derivative contracts	298,228	267,669
Taxable bonds at fair value	4,711,687	4,616,565
Bond purchase commitments - fair value adjustment (Notes 4 & 16)	883,999	5,780,413
Other assets	425,594	717,867
Total Other assets	$29,383,813	$31,134,319

In addition to the mortgage revenue bonds held by the Company, property loans have been made to the owners of the properties which secure the mortgage revenue bonds and are reported as property loans receivable in Other Assets, net of loan loss reserves.  The Company periodically, or as changes in circumstances or operations dictate, evaluates such property loans receivable for impairment.  The value of the underlying property assets is ultimately the most relevant measure of value to support the property loan values.  The Company utilizes a discounted cash flow model, which includes various assumptions, in estimating a property’s fair value.   The various models may assume multiple revenue and expense scenarios, various capitalization rates and multiple discount rates.  Other information, such as independent appraisals, may be considered in estimating a property’s fair value.  If the estimated fair value of the property after deducting the amortized cost basis of any senior mortgage revenue bond exceeds the principal balance of the property loan then no potential loss is indicated and no loan loss reserve for property loans is needed. In estimating the property valuation, the most significant assumptions utilized in the discounted cash flow model remain the same as discussed in the Form 10-K and include revenue and expense projections and capitalization rates.

See the Fair Value Measurement Note 15 for the detailed description of the fair value estimation process for all taxable mortgage bonds.

In June 2015, the Company purchased a $500,000 taxable mortgage revenue bond with an annual interest rate of 12.0%. The taxable mortgage revenue bond matures on August 1, 2055 and is secured by Silver Moon Lodge Apartments, a 151 unit multifamily property located in Albuquerque, New Mexico.

In June 2015, the Company executed a loan agreement with Silver Moon Lodge LLLP, owner of the Silver Moon Lodge Apartments, for approximately $2.8 million which is due and payable in full on January 1, 2016. The principal on the loan will be repaid from the limited partner capital contributed to Silver Moon Lodge LLLP when the 4.0% LIHTCs are sold. The capital contribution is anticipated to occur prior to December 31, 2015.

In April 2015, the Partnership advanced approximately $567,000 to the Suites on Paseo for operations. During the six months ended June 30, 2015, the Partnership also advanced approximately $64,500 to Cross Creek. In addition, the Partnership received approximately $69,000 of principal from FAH during the six months ended June 30, 2015. During the six months ended June 30, 2015 and 2014, the Partnership recorded an allowance on interest equal to the accrued interest on the Ashley Square, Cross Creek, Lake Forest, the Ohio Properties, and the Suites on Paseo property loans receivable as the Partnership determined they were not reasonably assured.

On June 1, 2015, the Suites on Paseo was unable to pay the Company the entire interest due on the Series A and B mortgage revenue bonds. On June 25, 2015, the Company received a $500,000 payment, to be applied to the accrued interest owed to the Company on June 1, 2015, which left approximately$674,000 reported in interest receivable on the June 30, 2015 Condensed Consolidated Balance Sheet . The Company issued a forbearance agreement deferring the payment of the remaining June 1, 2015, unpaid interest due until September 1, 2015 (see Note 4). The Company has completed an impairment analysis of the Suites on Paseo and concluded there was no impairment on the mortgage revenue bonds and note receivable on June 30, 2015. The analysis also concluded there was a lack of short-term cash available to remit the interest payment on the Series B mortgage revenue bonds. Accordingly, the Company recorded an interest allowance for the three and six months ended June 30, 2015, of approximately $98,000, and reported this amount in the Company’s condensed consolidated financial statements.

The following is a summary of the property loans receivable, accrued interest and loan loss reserves on the amounts due on June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Interest Allowance	Net Property Loans
Arbors at Hickory Ridge	$191,264	$32,891	$—	$—	$224,155
Ashley Square	5,078,342	2,659,092	(3,596,342)	(2,659,092)	1,482,000
Avistar (February 2013 portfolio)	274,496	33,928	—	—	308,424
Avistar (June 2013 portfolio)	251,622	31,100	—	—	282,722
Cross Creek	7,040,589	2,218,225	(3,447,472)	(2,218,225)	3,593,117
Foundation for Affordable Housing	1,491,791	—	—	—	1,491,791
Greens Property	850,000	286,085	—	—	1,136,085
Lake Forest	4,618,704	2,836,114	(55,000)	(2,815,279)	4,584,539
Ohio Properties	2,390,446	1,060,321	—	(373,160)	3,077,607
Silver Moon Lodge Apartments	2,813,452	5,714	—	—	2,819,166
Suites on Paseo	567,340	17,020	—	(17,020)	567,340
	$25,568,046	$9,180,490	$(7,098,814)	$(8,082,776)	$19,566,946

	December 31, 2014
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Interest Allowance	Net Property Loans
Arbors at Hickory Ridge	$191,264	$26,047	$—	$—	$217,311
Ashley Square	5,078,342	2,455,660	(3,596,342)	(2,455,660)	1,482,000
Avistar (February 2013 portfolio)	274,496	16,470	—	—	290,966
Avistar (June 2013 portfolio)	251,622	15,097	—	—	266,719
Cross Creek	6,976,087	2,084,804	(3,447,472)	(2,084,804)	3,528,615
Foundation for Affordable Housing	1,560,553	1,735	—	—	1,562,288
Greens Property	850,000	231,342	—	—	1,081,342
Lake Forest	4,618,704	2,599,613	(55,000)	(2,578,778)	4,584,539
Ohio Properties	2,390,447	894,044	—	(307,832)	2,976,659
	$22,191,515	$8,324,812	$(7,098,814)	$(7,427,074)	$15,990,439

The following is a detail of loan loss reserves for the six months ended June 30, 2015 and year ended December 31, 2014:

	June 30, 2015	December 31, 2014
Balance, beginning of year	$7,098,814	$7,023,814
Provision for loan loss	—	75,000
Balance, end of year	$7,098,814	$7,098,814

9. Discontinued Operations

The primary purpose of the Company is to acquire, hold, sell and otherwise deal with mortgage revenue bonds and other instruments which have been issued to provide construction and/or permanent financing for Residential Properties and other commercial properties. The Mortgage Revenue Bonds, the Public Housing Capital Fund Trust, and the Mortgage-Backed Securities segments fulfill this purpose, are long-term investments, and the properties which collateralize the mortgage revenue bonds are not owned or managed by the Company. The MF Property segment is comprised of indirectly owned, actively managed, and controlled multifamily properties. The MF Properties included in this segment are typically financed with third party mortgages.

Effective during the three months ended June 30, 2015, the Company changed its reportable segments due to the classification of the Company’s Consolidated VIEs as discontinued operations. The Consolidated VIE segment was comprised of the results of operations of the underlying collateral for the related mortgage revenue bonds. The Company concluded its investment in the Consolidated VIE segment was not consistent with the Company’s portfolio of assets, as described above. As such, the Company decided to implement a strategic shift in direction by discontinuing its Consolidated VIE segment. This decision was made for the following reasons:

•
The risk profile of the Consolidated VIE segment was unique as the substance of the investment was the result of the operations of the underlying properties and not the mortgage revenue bonds (which is the form of the investment).The risk profile includes:

•The underlying properties thin capitalization,
•Related party ownership groups, and
•The lack of ultimate decision-making authority.

•	The stated purpose of the Company was not to manage properties without having some type of ownership or ability to control the underlying property.

•	Subsequent to the disposition of the Consolidated VIE properties by their owners, the Company does not plan to include this type of investment as part of its strategic direction.

As such, in April 2015, separate brokerage contracts were executed to list the Consolidated VIEs; Bent Tree and Fairmont Oaks, for sale. As a result, management has determined these Consolidated VIEs met the criteria for discontinued operations presentation and have been classified as such in the Company’s condensed consolidated financial statements for all periods presented (see Notes 1, 3, and 7). The Consolidated VIEs results of operations are reported in the segments as part of the discontinued operations in Net income (see Note 19).

The proceeds from these sales are expected to be more than the carrying value of each of the property’s assets and the sales are expected to be completed before December 31, 2015.

The following represents the components of the assets and liabilities of discontinued operations:

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$12,364	$35,772
Restricted cash	591,729	544,233
Land and Land Improvements	1,836,400	1,836,400
Buildings and improvements	21,304,112	21,204,047
Real estate assets before accumulated depreciation	23,140,512	23,040,447
Accumulated depreciation	(10,782,996)	(10,583,647)
Net real estate assets	12,357,516	12,456,800
Other assets	91,040	167,210
Total assets from discontinued operations	13,052,649	13,204,015
Accounts payable and accrued expenses	445,126	503,743
Mortgage payable	—	—
Total liabilities from discontinued operations	445,126	503,743
Net assets of discontinued operations	$12,607,523	$12,700,272

The following presents the revenues, expenses and income from discontinued operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Rental revenues	$817,533	$785,552	$1,621,601	$1,586,424
Expenses	579,246	755,040	1,358,886	1,496,266
Net Income from discontinued operations	$238,287	$30,512	$262,715	$90,158

10. Lines of Credit

On June 30, 2015 and December 31, 2014, the Partnership reported outstanding lines of credit (“LOC”) of approximately $48.8 million and $0, respectively.

In May 2015, the Partnership entered into an unsecured Credit Agreement (the “Credit Agreement”) of up to $50.0 million with its sole lead arranger and administrative agent, Bankers Trust Company (“Bankers Trust”). Under the Credit Agreement, Bankers Trust will make advances to the Partnership not to exceed at any time the aggregate principal amount of $50.0 million. The maximum principal amount of the unsecured LOC is $37.5 million on June 30, 2015. The principal amount of each acquisition advance will be due and payable on the 270th day following the date on which the advance was made (the “Repayment Date”). The Partnership may extend any Repayment Date for up to three additional 90-day periods, but in no event later than May 14, 2017, by providing Bankers Trust with a written request for such extension together with a principal payment of 5% of the principal amount of the original acquisition advance for the first extension, 10% for the second extension, and 20% for the third extension. The proceeds of the Unsecured LOC will be used by the Partnership for the purchase of real estate either with existing or to-be-constructed multifamily property improvements, taxable or mortgage revenue bonds, public housing capital fund trust certificates, or mortgage backed securities. The Partnership intends to repay each advance either through a TOB financing, a TEBS transaction, or otherwise through securing alternate long-term debt or equity financing. On June 30, 2015 the Company had approximately $37.4 million outstanding on this LOC.

In March 2014, the Partnership obtained two $5.0 million LOCs. The first revolving LOC carries a variable interest rate which was approximately 3.5% on June 30, 2015, and matures in March 2016. The second revolving LOC also carries a variable interest rate which was approximately 3.4% on June 30, 2015 and matures in March 2016. On June 30, 2015 the Partnership had outstanding debt of $5.0 million on each of the LOCs.

In addition, the Partnership has a $7.5 million promissory note, maturing on August 1, 2017, which carries a fixed interest rate of approximately 2.8% per annum plus the 30-day London Interbank Offered Rate ("LIBOR") which was approximately 0.2% per annum on June 30, 2015. The Partnership had approximately $7.5 million borrowed on June 30, 2015. Approximately $6.1 million is related to the Woodland Park property and is reported as part of Mortgage payables and approximately $1.4 million is reported in Debt financing on the June 30, 2015 condensed consolidated balance sheet.

11.  Debt Financing

On June 30, 2015 and December 31, 2014, the Company reported outstanding debt financing of approximately $366.1 million and approximately $345.4 million, respectively, through the use of various credit facilities.

Tender Option Bond Financings

	June 30, 2015
Description of the Tender Option Bond Financings	Outstanding Debt Financing	Interest Rate	Stated Maturity

PHC Certificates-TOB Trust	$43,985,000	2.30%	December 2015
MBS - TOB Trust 1	2,585,000	1.16%	October 2015
MBS - TOB Trust 2	4,090,000	1.16%	October 2015
MBS - TOB Trust 5	5,270,000	1.16%	October 2015
The Suites on Paseo - TOB Trust	15,000,000	4.05%	November 2015
Decatur Angle - TOB Trust	21,850,000	4.34%	October 2016
Live 929 - TOB Trust	34,940,000	4.47%	July 2019
Bruton Apartments - TOB Trust	17,250,000	4.55%	July 2017
Pro Nova 2014-1 - TOB Trust	9,010,000	4.05%	July 2017
Pro Nova 2014-2 - TOB Trust	8,375,000	4.05%	July 2017
Concord at Gulfgate - TOB Trust	11,940,000	2.80%	February 2018
Concord at Little York - TOB Trust	8,735,000	2.80%	February 2018
Concord at Williamcrest - TOB Trust	12,610,000	2.80%	February 2018
Total TOB Debt Financing	$195,640,000

	December 31, 2014
Description of the Tender Option Bond Financings	Outstanding Debt Financing	Interest Rate	Stated Maturity

PHC Certificates-TOB Trust	$44,675,000	2.20%	June 2015
MBS - TOB Trust 1	2,585,000	1.12%	April 2015
MBS - TOB Trust 2	4,090,000	1.12%	April 2015
MBS - TOB Trust 5	5,270,000	1.06%	April 2015
The Suites on Paseo - TOB Trust	25,535,000	1.96%	June 2015
TOB - Decatur Angle - TOB Trust	21,850,000	4.34%	October 2016
Live 929 - TOB Trust	34,975,000	4.47%	July 2019
Bruton Apartments - TOB Trust	17,250,000	4.55%	July 2017
Pro Nova 2014-1 - TOB Trust	9,010,000	4.05%	July 2017
Pro Nova 2014-2 - TOB Trust	9,010,000	4.05%	July 2017
Total TOB Debt Financing	$174,250,000

In July 2011, the Company executed a Master Trust Agreement with DB which allows the Company to execute multiple TOB Trust structures upon the approval and agreement of terms by DB. Under each TOB Trust structure issued through the Master Trust Agreement, the TOB trustee issues SPEARS and LIFERS. These SPEARS and LIFERS represent beneficial interests in the securitized asset held by the TOB trustee. The Company will purchase the LIFERS from each of these TOB Trusts which will grant them certain rights to the securitized assets. The Master Trust Agreement with DB has covenants with which the Company is required to comply. On June 30, 2015, the most restrictive covenant was that cash available to distribute for the trailing twelve months must be at least two times trailing twelve month interest expense. On June 30, 2015 the Company was in compliance with all covenants except the minimum cash covenant. If the Company were to be out of compliance with any of these covenants, it could trigger a termination event of the financing facilities. The Company obtained a waiver from DB for temporarily holding less cash than the minimum cash covenant requirement on June 30, 2015. The Company expects to renew each of the TOB financing facilities at its discretion per the terms of the agreements.

In March 2015, the Partnership borrowed $15.0 million through a newly executed TOB Trust under its credit facility with DB. The new TOB Trust facility was securitized by the Suites on Paseo mortgage revenue bond and has a maturity date of November 2015. On the closing date the total fixed TOB Trust facility interest rate was approximately 4.1% per annum. Pursuant to the terms of this TOB Trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS. There has been no shortfalls realized. This new TOB Trust replaced the December 2013 TOB Trust under its credit facility which securitized the Suites on Paseo mortgage revenue bond with DB. The outstanding balance is approximately $15.0 million on June 30, 2015.

In February 2015, the Partnership executed three new TOB Trusts under its credit facility with DB securitizing the Concord at Gulfgate Apartments, Concord at Little York Apartments, and Concord at Williamcrest Apartments 2015A mortgage revenue bonds borrowing approximately $33.3 million under three TOB Trusts. Each TOB Trust facility has an approximate 2.8% per annum fixed interest rate and each will mature in February 2018. Pursuant to the terms of this TOB Trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS. The outstanding balance remains at approximately $33.3 million on June 30, 2015.

On June 30, 2015, the Company has posted approximately $1.6 million of cash collateral in connection with the TOB Trusts. This collateral is recorded as restricted cash in the Company’s condensed consolidated financial statements.

The Company is accounting for these TOB Trust financing transactions as secured financing arrangements. On June 30, 2015, the total cost of borrowing on the PHC TOB and the MBS TOB Trusts averaged approximately 2.3% and 1.1%, respectively.

TEBS Financings

On July 10, 2014, the Partnership and its newly created consolidated subsidiary, ATAX TEBS II, LLC (“2014 Sponsor”), entered into a number of agreements relating to a new long-term debt financing facility provided through the securitization of thirteen mortgage revenue bonds, with a par value of approximately $118.4 million, owned by the 2014 Sponsor pursuant to the M31 TEBS financing. The M31 TEBS financing facility essentially provides the Partnership with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term tax-exempt rates.

The par value of the mortgage revenue bonds included in the M31 TEBS financing facility on June 30, 2015 and December 31, 2014 are as follows:

Description of Mortgage Revenue Bonds	Outstanding Bond Par Amounts
	June 30, 2015	December 31, 2014	Financial Statement Presentation
Arbors at Hickory Ridge	$11,450,000	$11,450,000	Mortgage revenue bond
Avistar at Chase Hill A Bond	9,978,838	10,000,000	Mortgage revenue bond
Avistar at the Crest A Bond	9,679,473	9,700,000	Mortgage revenue bond
Avistar at the Oaks A Bond	7,800,000	7,800,000	Mortgage revenue bond
Avistar in 09 A Bond	6,735,000	6,735,000	Mortgage revenue bond
Avistar on the Boulevard A Bond	16,490,029	16,525,000	Mortgage revenue bond
Avistar on the Hills A Bond	5,389,000	5,389,000	Mortgage revenue bond
Copper Gate Apartments	5,220,000	5,220,000	Mortgage revenue bond
Greens Property A Bond	8,330,000	8,366,000	Mortgage revenue bond
Harden Ranch A Bond	6,960,000	6,960,000	Mortgage revenue bond
The Palms at Premier Park Apartments	20,084,554	20,152,000	Mortgage revenue bond
Tyler Park Apartments A Bond	6,075,000	6,075,000	Mortgage revenue bond
Westside Village A Bond	3,970,000	3,970,000	Mortgage revenue bond
Total	$118,161,894	$118,342,000

The mortgage revenue bonds were then securitized by transferring these assets to Freddie Mac in exchange for Class A and Class B Freddie Mac Multifamily Variable Rate Certificates, (collectively, the “M31 TEBS Certificates”). The M31 TEBS Certificates represent beneficial interests in the securitized assets held by Freddie Mac. The Class A TEBS Certificates were issued in an initial principal amount of approximately $94.7 million and were sold through a placement agent to unaffiliated investors. The Class B M31 TEBS Certificates were issued in an initial principal amount of approximately $23.7 million and were retained by the 2014 Sponsor. The gross proceeds from the M31 TEBS financing were approximately $94.7 million. After the payment of transaction expenses, the Partnership received net proceeds from the M31 TEBS financing of approximately $91.6 million. The Partnership applied approximately $72.4 million of these net proceeds to retire the short-term securitization that previously existed on these bonds and approximately $6.3 million to a stabilization escrow. During the six months ended June 30, 2015, $1.9 million of restricted cash related to the Avistar at Chase Hill mortgage revenue bond was released to the Partnership. Approximately $1.3 million is reported as restricted cash on the June 30, 2015 balance sheet.
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
The total Facility Fees are 1.4% per annum, and on June 30, 2015, the SIFMA based rate was equal to approximately 0.0% per annum resulting in a total cost of borrowing of approximately 1.4% per annum on the outstanding balance of the M31 TEBS financing facility of approximately $94.5 million. The M31 TEBS financing and the associated M31 TEBS Trust are presented as secured financings within the Company’s condensed consolidated financial statements.

Payment of interest on the Class A M31 TEBS Certificates will be made from the interest payments received by Freddie Mac from the mortgage revenue bonds held by Freddie Mac on designated interest payment dates prior to any payments of interest on the Class B M31 TEBS Certificates held by the 2014 Sponsor. As the holder of the Class B M31 TEBS Certificates, the 2014 Sponsor is not entitled to receive interest payments on the Class B TEBS Certificates at any particular rate, but will be entitled to all payments of principal and interest on the Class B TEBS Certificates held by Freddie Mac after payment of principal and interest due on the Class A M31 TEBS Certificates and payment of all Facility Fees and associated expenses. Accordingly, the amount of interest paid to the 2014 Sponsor on the Class B M31 TEBS Certificates is expected to vary over time, and could be eliminated altogether, due to fluctuations in the interest rate payable on the Class A M31 TEBS Certificates, Facility Fees, expenses, and other factors.

Freddie Mac guaranteed payment of scheduled principal and interest payments on the Class A M31 TEBS Certificates and also guaranteed payment of the purchase price of any Class A M31 TEBS Certificates that are tendered to Freddie Mac in accordance with their terms which cannot be remarketed to new holders within five business days.  The 2014 Sponsor is obligated to reimburse Freddie Mac for certain expenses, including any payments made by Freddie Mac under its guaranty. These obligations of the 2014 Sponsor are also guaranteed by the Partnership.  The Partnership also entered into various subordination agreements with Freddie Mac under which the Partnership has subordinated its rights and remedies with respect to the mortgage revenue and taxable bonds and mortgage loans made by it to the owners of properties securing certain of the mortgage revenue bonds to the rights of Freddie Mac as the holder of the mortgage revenue bonds.

The term of the M31 TEBS financing coincides with the terms of the assets securing the M31 TEBS Certificates, except the 2014 Sponsor may elect to purchase all (but not less than all) of the mortgage revenue bonds from Freddie Mac on either July 15, 2019 or July 15, 2024.  The 2014 Sponsor also retains a right to require a mortgage revenue bond to be released from Freddie Mac in the event of a payment default on the mortgage revenue bond which remains uncured for two consecutive scheduled payment dates or 60 days, whichever is shorter, by paying Freddie Mac the unpaid principal and accrued interest on the mortgage revenue bond plus a yield maintenance payment.  In addition, the 2014 Sponsor has a limited right to substitute new mortgage revenue bonds for existing mortgage revenue bonds held by Freddie Mac in certain circumstances. Should the Partnership not elect to terminate the TEBS Financing on these dates the full term of the M31 TEBS Financing runs through the final principal payment date associated with the securitized bonds, or August 1, 2050.

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
In February 2014, the mortgage revenue bond secured by Lost Creek was redeemed for an amount greater than the outstanding principal and accrued base interest. The Company received approximately $18.7 million for the Lost Creek mortgage revenue bond which was used to retire a portion of the M24 TEBS Financing facility. On June 30, 2015, there are twelve mortgage revenue bond owned by the 2010 Sponsor.

In September 2010, the Partnership entered into the M24 TEBS financing transferring certain mortgage revenue bonds to ATAX TEBS I, LLC, a special purpose entity. The par value of the mortgage revenue bonds included in this financing facility on June 30, 2015 and December 31, 2014 are as follows:

Description of Mortgage Revenue Bonds	Outstanding Bond Par Amounts
	June 30, 2015	December 31, 2014	Financial Statement Presentation
Ashley Square	$5,129,000	$5,159,000	Mortgage revenue bond
Bella Vista	6,430,000	6,490,000	Mortgage revenue bond
Bent Tree	7,423,000	7,465,000	Assets held for sale
Bridle Ridge	7,625,000	7,655,000	Mortgage revenue bond
Brookstone	9,212,970	9,256,001	Mortgage revenue bond
Cross Creek	8,383,770	8,422,997	Mortgage revenue bond
Fairmont Oaks	7,218,000	7,266,000	Assets held for sale
Lake Forest	8,826,000	8,886,000	Mortgage revenue bond
Runnymede	10,395,000	10,440,000	Mortgage revenue bond
Southpark	13,680,000	13,680,000	Mortgage revenue bond
Woodlynn Village	4,371,000	4,390,000	Mortgage revenue bond
Ohio Series A Bond (1)	14,359,000	14,407,000	Mortgage revenue bond
Total	$103,052,740	$103,516,998
(1) Collateralized by Crescent Village, Postwoods, and Willow Bend
The securitization of these assets occurred through two classes of certificates. The Class A TEBS Certificates were issued in an initial principal amount of $95.8 million and were sold through a placement agent to unaffiliated investors. The Class B TEBS Certificates were issued in an initial principal amount of $20.3 million and were retained by the 2010 Sponsor. The holders of the Class A TEBS Certificates are entitled to receive regular payments of interest from Freddie Mac at a variable rate which resets periodically based on the weekly SIFMA floating index rate plus the Facility Fees.
The total Facility Fees are 1.9% per annum, and on June 30, 2015, the SIFMA based rate was equal to approximately 0.1% per annum resulting in a total cost of borrowing of approximately 2.0% per annum on the outstanding balance of the M24 TEBS financing facility of $76.0 million. The M24 TEBS financing and the associated TEBS Trust are presented as secured financings within the Company’s condensed consolidated financial statements.
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

The Company’s aggregate borrowings on June 30, 2015 contractually mature over the next five years and thereafter as follows:

2015	$72,519,759
2016	24,561,861
2017	108,927,702
2018	34,484,657
2019	125,651,915
Thereafter	—
Total	$366,145,894

The Company expects to renew each TOB financing facility maturing in 2015 for another six month term as it has the discretion to to do so in the terms of the agreement with DB.

12.  Mortgages Payable

The Company reports the mortgage loans secured by certain MF Properties on the Company’s condensed consolidated financial statements as Mortgages payable.  On June 30, 2015 and December 31, 2014, the outstanding mortgage loans totaled approximately $68.7 million and $76.7 million, respectively.  These mortgages carry interest rates ranging from 2.9% to 4.8% with maturity dates ranging from September 2015 to March 2020.

In May 2015, the Partnership sold The Colonial property for approximately $10.7 million, and paid off a mortgage loan of approximately $7.4 million, which was securitized by this MF Property.

The Company’s mortgages payable on June 30, 2015 contractually mature over the next five years and thereafter as follows:

2015	$8,501,943
2016	1,097,066
2017	30,402,796
2018	4,592,269
2019	24,100,855
Thereafter	—
Total	$68,694,929

The Company plans to either extend or refinance the mortgage on Eagle Village as it matures in 2015.

13.  Transactions with Related Parties

The general partner of the Partnership, AFCA 2, is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its mortgage revenue bonds, property loans collateralized by real property, and other investments for which the owner of the financed property or other third party is not obligated to pay such administrative fees directly to AFCA 2. For the three and six months ended June 30, 2015 the Partnership paid or accrued administrative fees to AFCA 2 of approximately $615,000 and $1.2 million, respectively. For the three and six months ended June 30, 2014 the Partnership paid or accrued administrative fees to AFCA 2 of approximately $471,000 and $944,000, respectively. In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these mortgage revenue bonds and totaled approximately $12,500 and $29,000 for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2014, these fees totaled approximately $17,000 and $34,000, respectively.

AFCA 2 earns mortgage placement fees in connection with the acquisition of certain mortgage revenue bonds.  These mortgage placement fees were paid by the owners of the respective properties and, accordingly, have not been reflected in the Company’s condensed consolidated financial statements because these properties are not consolidated.  During the three and six months ended June 30, 2015, AFCA 2 earned mortgage placement fees of approximately $221,000 and $756,000, respectively. During the three and six months ended June 30, 2014, AFCA 2 earned mortgage placement fees of approximately $403,000 and $726,000, respectively.

An affiliate of AFCA 2, America First Properties Management Company, LLC (“Properties Management”) provided property management services for the nine MF Properties (including The Colonial that was sold in May 2015), the two Consolidated VIEs and six of the properties collateralized by the mortgage revenue bonds, earning management fees of approximately $314,000 and $638,000 for the three and six months ended June 30, 2015, respectively. Properties Management provided property management services for the eight MF Properties, the two Consolidated VIEs and six of the properties collateralized by the mortgage revenue bonds, earning management fees of approximately $315,000 and $634,000 for the three and six months ended June 30, 2014, respectively. These property management fees are not Partnership expenses, but are paid in each case by the owner of the Residential Properties.  For properties owned by entities treated as MF Properties, the property management fees are reflected as real estate operating expenses on the Company’s condensed consolidated financial statements.  The property management fees are paid out of the revenues generated by the respective property prior to the payment of debt service on the Partnership's mortgage revenue bonds and property loans, if applicable.

An affiliate of AFCA 2 acts as a origination advisor and consultant to the borrowers when mortgage revenue bonds and financing facilities are acquired by the Company. For the three and six months ended June 30, 2015, approximately $111,000 and $378,000, respectively, in origination fees were paid by the borrower of certain acquired bonds and have not been reflected in the accompanying Company’s condensed consolidated financial statements. For the three and six months ended June 30, 2014, approximately $0 and $161,500, respectively, in origination fees were paid by the borrower of certain acquired bonds and have not been reflected in the accompanying Company’s condensed consolidated financial statements. In addition, during the three and six months ended June 30, 2014, approximately $201,000 in origination fees were paid by the Company to this affiliate related to a mortgage revenue bond acquisition. There were no fees paid by the Company to this affiliate in 2015.

The Partnership executed a Developer and Construction Management Agreement with two affiliates of AFCA 2 during the six months ended June 30, 2013 in connection with the mixed-use development at the University of Nebraska - Lincoln, The 50/50 MF Property (see Note 7). Under the terms of this agreement, these affiliates earned approximately $56,000 and $168,000 in the three and six months ended June 30, 2014, respectively. There were no fees earned in 2015.

One of the owners of two limited-purpose corporations which own multifamily residential properties financed with mortgage revenue bonds and property loans held by the Company is an employee of Burlington who is not involved in the operation or management of the Company and who is not an executive officer of Burlington.

14.  Interest Rate Derivative Agreements

On June 30, 2015, the Company has nine derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing.

On June 30, 2015, the terms of the nine derivative agreements are as follows:

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

On March 30, 2015, SMBC Capital Markets, Inc. revised and replaced an existing interest rate cap agreement with the notional amount of approximately $28.8 million for the outstanding borrowings on the MBS TOB financing facilities to $11.0 million. These agreements effectively limit the interest component of the TOB financing correlated with the SIFMA index to a maximum of 1.0% on $52.3 million of the outstanding borrowings on the MBS TOB financing facilities and the PHC Certificates TOB financing facilities through a three year term ending March 1, 2017. The Company received $10,500 of cash collateral upon the execution of the revised interest rate cap agreement thus reducing its purchase price to approximately $151,000. The interest rate cap agreements in the table above do not qualify for hedge accounting, and, as such, changes in the estimated fair value of the interest rate derivatives are included in earnings.

The Company contracted for two no-cost interest rate swaps with DB related to the Decatur Angle and Bruton TOB financing facilities collateralized by mortgage revenue bonds that are used to provide financing for the construction of these properties. The swap related to the Decatur Angle TOB financing facility has a $23.0 million notional value, an October 15, 2016 effective date, and an October 15, 2021 termination date. The swap related to the Bruton TOB financing facility has an approximate $18.1 million notional value, an April 15, 2017 effective date, and an April 15, 2022 termination date. Both swaps are in place to mitigate the possible interest rate increases and swaps a variable rate based on LIBOR for an approximate 2.0% fixed rate. On June 30, 2015 the fair value of the Decatur Angle swap is a liability of approximately $428,000 and the fair value of the Bruton swap is a liability of approximately $314,000. The fair value of these swaps has been recorded as a liability on the Condensed Consolidated Financial Statements.

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in a decrease in the interest expense of approximately $198,000 for the three months ended June 30, 2015 and an increase in interest expense of approximately $701,000 for the six months ended June 30, 2015. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $434,000 and $610,000 for the three and six months ended June 30, 2014, respectively. The valuation methodology used to estimate the fair value of the Company’s interest rate derivative agreements is disclosed in Note 15.

15.   Fair Value of Financial Instruments

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

•	Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability on the measurement date.

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

Investments in Mortgage Revenue Bonds.  The fair values of the Company’s investments in mortgage revenue bonds have each been based on a discounted cash flow or yield to maturity analysis. The Company uses this same valuation methodology to estimate the fair value adjustment for its mortgage bond purchase commitments. There is no active trading market for the mortgage revenue bonds and price quotes for the mortgage revenue bonds are not available.  If available, the General Partner may also consider price quotes on similar mortgage revenue bonds or other information from external sources, such as pricing services.  The estimates of the fair values of these mortgage revenue bonds, whether estimated by the Company or based on external sources, are based largely on unobservable inputs the General Partner believes would be used by market participants.  Additionally, the calculation methodology used by the external sources and the Company encompasses the use of judgment in its application. To validate changes in the fair value of the Company’s investments in mortgage revenue bonds between reporting periods, the General Partner looks at the key inputs such as changes in the current market yields on similar bonds as well as changes in the operating performance of the underlying property serving as collateral for each bond. The General Partner validates that the changes in the estimated fair value of the mortgage revenue bonds move with the changes in these monitored factors. Given these facts the fair value measurement of the Company’s investment in mortgage revenue bonds is categorized as a Level 3 input. There is also an approximately $884,000 estimated fair market value adjustment related to forward bond purchase commitments that are categorized as a Level 3 input which were recorded in other comprehensive loss during the three and six months ended June 30, 2015. The fair value of the bond purchase commitment is determined in the same manner as the mortgage revenue bonds.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2015
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage Revenue Bonds	$548,935,985	$—	$—	$548,935,985
Bond Purchase Commitments	883,999	—	—	883,999
Public Housing Capital Fund Trust Certificates	58,991,437	—	—	58,991,437
Mortgage-Backed Securities	14,647,377	—	14,647,377	—
Taxable Mortgage Bonds	4,711,687	—	—	4,711,687
Interest Rate Derivatives	(443,961)	—	—	(443,961)
Total Assets and Liabilities at Fair Value	$627,726,524	$—	$14,647,377	$613,079,147

	For Three Months Ended June 30, 2015
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	Public Housing Capital Fund Trust Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance April 1, 2015	$507,898,698	$5,204,188	$60,272,941	$4,411,214	$(642,704)	$577,144,337
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	—	—	198,743	198,743
Included in other comprehensive income (loss)	(16,544,139)	(4,320,189)	(304,327)	(128,709)	—	(21,297,364)
Purchases	72,540,000	—	—	500,000	—	73,040,000
Settlements	(14,958,574)	—	(977,177)	(70,818)	—	(16,006,569)
Ending Balance June 30, 2015	$548,935,985	$883,999	$58,991,437	$4,711,687	$(443,961)	$613,079,147
Total amount of gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held on June 30, 2015	$—	$—	$—	$—	$198,743	$198,743

	For Six Months Ended June 30, 2015
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	Public Housing Capital Fund Trust Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2015	$449,024,137	$5,780,413	$61,263,123	$4,616,565	$267,669	$520,951,907
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	—	—	(701,130)	(701,130)
Included in other comprehensive income (loss)	(16,469,539)	(4,896,414)	(1,280,859)	(334,060)	—	(22,980,872)
Purchases	131,485,000	—	—	500,000	—	131,985,000
Refund of interest rate derivative cost	—	—	—	—	(10,500)	(10,500)
Settlements	(15,103,613)	—	(990,827)	(70,818)	—	(16,165,258)
Ending Balance June 30, 2015	$548,935,985	$883,999	$58,991,437	$4,711,687	$(443,961)	$613,079,147
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held on June 30, 2015	$—	$—	$—	$—	$(701,130)	$(701,130)

	Fair Value Measurements at December 31, 2014
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage Revenue Bonds	$449,024,137	$—	$—	$449,024,137
Bond Purchase Commitments	5,780,413	—	—	5,780,413
Public Housing Capital Fund Trusts	61,263,123	—	—	61,263,123
Mortgage-Backed Securities	14,841,558	—	14,841,558	—
Taxable Mortgage Bonds	4,616,565	—	—	4,616,565
Interest Rate Derivatives	267,669	—	—	267,669
Total Assets and Liabilities at Fair Value	$535,793,465	$—	$14,841,558	$520,951,907

	For Three Months Ended June 30, 2014
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	Public Housing Capital Fund Trust Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance April 1, 2014	$316,471,727	$(1,362,940)	$62,070,540	$4,298,957	$1,103,783	$382,582,067
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	—	—	(434,071)	(434,071)
Included in other comprehensive income	10,960,638	1,697,307	3,138,575	146,066	—	15,942,586
Purchases	41,876,327	—	—	—	—	41,876,327
Mortgage revenue bond and MBS sales and redemption	(12,828,660)	—	—	—	—	(12,828,660)
Settlements	(166,967)	—	(211,397)	(75,000)	—	(453,364)
Ending Balance June 30, 2014	$356,313,065	$334,367	$64,997,718	$4,370,023	$669,712	$426,684,885
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held on June 30, 2014	$—	$—	$—	$—	$(434,071)	$(434,071)

	For Six Months Ended June 30, 2014
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	Public Housing Capital Fund Trust Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2014	$285,318,171	$(4,852,177)	$62,056,379	$4,075,953	$888,120	$347,486,446
Total losses (realized/unrealized)
Included in earnings	—	—	—	—	(609,908)	(609,908)
Included in other comprehensive income (loss)	25,033,658	5,186,544	4,796,434	369,070	—	35,385,706
Purchases	76,655,127	—	—	—	—	76,655,127
Purchase interest rate derivatives	—	—	—	—	391,500	391,500
Mortgage revenue bond and MBS sales and redemption	(30,464,798)	—	—	—	—	(30,464,798)
Settlements	(229,093)	—	(1,855,095)	(75,000)	—	(2,159,188)
Ending Balance June 30, 2014	$356,313,065	$334,367	$64,997,718	$4,370,023	$669,712	$426,684,885
Total amount of losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held on June 30, 2014	$—	$—	$—	$—	$(609,908)	$(609,908)

Gains and losses included in earnings for the period shown above are included in interest expense.

The Company calculates a fair value of each financial instrument using a discounted cash flow model based on the debt amortization schedules at the effective rate of interest for each period represented. This estimate of fair value is based on Level 3 inputs. The table below represents the fair value of the debt held on the condensed consolidated balance sheet on June 30, 2015 and December 31, 2014, respectively.

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing	$414,979,155	$416,555,830	$345,359,000	$346,813,909
Mortgages payable	$68,694,929	$67,490,490	$76,707,845	$76,134,465

16. Commitments and Contingencies

The Company, from time to time, may be subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are frequently covered by insurance. If it has been determined that a loss is probable, the estimated amount of the loss is accrued in the Company’s condensed consolidated financial statements. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material effect on the Company’s condensed consolidated financial statements.

As part of the Company’s strategy of acquiring mortgage revenue bonds, the Company will enter into forward bond purchase commitments related to mortgage revenue bonds to be issued and secured by properties under construction. Upon execution of the forward bond purchase commitment, the proceeds from the mortgage revenue bonds issued will be used to pay off the construction related debt and mortgage revenue bonds. The Partnership accounts for the following three forward bond purchase agreements as available-for-sale securities and, as such, records the estimated value of the forward bond purchase commitment as an asset or liability with changes in such valuation recorded in other comprehensive income.

On June 30, 2015 and December 31, 2014 the forward bond purchase commitments outstanding and the related fair values are as follows:

Forward Bond Purchase Commitments	Date	Commitment Amount	Rate	Fair Value on June 30, 2015	Fair Value on December 31, 2014
Silver Moon Apartments	June 2013	$8,000,000	6.00%	$—	$413,600
Vantage at Harlingen - B bonds	August 2013	$18,000,000	6.00%	$—	$1,433,700
Vantage at Judson - B bonds	December 2012	$26,700,000	6.00%	$—	$1,990,535
15 West Apartments	July 2014	$9,900,000	6.25%	$413,996	$809,178
Plano at Gateway Apartments	December 2014	$20,000,000	6.00%	$325,600	$1,133,400
Village at Rivers Edge	May 2015	$11,000,000	6.00%	$144,403	$—

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

As the holder of residual interests issued in connection with its TEBS and TOB bond financing arrangements, the Partnership is required to guarantee certain losses that can be incurred by the trusts created in connection with these financings. These guarantees may result from a downgrade in the investment rating of mortgage revenue bonds held by the trust or of the senior securities issued by the trust, a ratings downgrade of the liquidity provider for the trust, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities or an inability to obtain liquidity for the trust. In the case of the TEBS, Freddie will step in first on an immediate basis and the Partnership will have 10 to 14 days to remedy. In each of these cases, the trust will be collapsed. If the proceeds from the sale of the trust collateral are not sufficient to pay the principal amount of the senior securities with accrued interest and the other expenses of the trusts, the Partnership will be required to fund any such shortfall pursuant to its guarantee. In the event of a shortfall the maximum exposure to loss would be approximately $366.1 million prior to the consideration of the proceeds from the sale of the trust collateral. The Partnership has never been required to reimburse the financing facilities for any shortfall.

In connection with the sale of the Greens Property, the Company entered into guarantee agreements with the BC Partners under which the Company has guaranteed certain obligations of the general partner of the Greens of Pine Glen limited partnership, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur. A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehabilitation, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure. No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote. The maximum exposure to the Company at June 30, 2015, under the guarantee provision of the repurchase clause is approximately $1.3 million which represents 75% of the equity contributed by BC Partners to date.

In connection with the Ohio Properties transaction in 2011, the Company entered into guarantee agreements with the BC Partners under which the Company has guaranteed certain obligations of the general partner of these limited partnerships, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur. A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehabilitation, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure. Even if a repurchase event should occur, 25% of the BC equity would remain in the Ohio Properties and thus BC, a third party, has equity in the Ohio Properties. No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote. The maximum exposure to the Company at June 30, 2015, under the guarantee provision of the repurchase clause is approximately $4.8 million which represents 75% of the equity contributed by BC Partners.

17. Recently Issued Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03 (ASU 2015-03), Interest - Imputation of Interest (Subtopic 835-30). ASU 2015-03 changes the presentation of debt issuance costs in the financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will be reported as interest expense. This standard is effective for annual reporting periods beginning after December 15, 2015. The Partnership is still evaluating the impact of this pronouncement on the Company’s condensed consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidations (Topic 810) (ASU 2015-02).  This ASU amends the consolidation requirements in ASC 810 and significantly changes the consolidation analysis required under US GAAP.  The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, with early adoption permitted.  The Partnership is still evaluating the impact of this pronouncement on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition guidance in Topic 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services. In July 2015 the effective date of ASU 2014-04 for public business entities was revised to annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Partnership is currently assessing the impact of the adoption of this pronouncement on the Company’s condensed consolidated financial statements.

18. Subsequent Events

Bond Redemptions
On July 29, 2015, the Company redeemed the Hardin Ranch, Tyler Park Apartments and Westside Village Market mortgage revenue B bonds and received approximately $5.8 million for the full par value plus interest.

MF Property Sale
On July 28, 2015, a commercial purchase agreement was executed for Glynn Place, an MF Property, which is expected to be completed before the end of the third quarter of 2015. The projected proceeds from the sale of the property are expected to be approximately $5.5 million, which is greater than the total asset value of approximately $4.2 million.

TOB Trust Financing
Since July 2011, the Company executed multiple TOB Trust structures with DB upon the approval and agreement of terms by DB.  Due to certain restrictions imposed by the Volcker Rule, the Company and DB have restructured eight of the existing TOB Trust structures by entering into a new Master Trust Agreement and related documents to create Term TOB Trusts.  Like the prior trusts, the Company will transfer its mortgage revenue bonds to the TOB trustee, which issues Class A and Class B Trust Certificates. These Trust Certificates represent beneficial interests in the securitized asset held by the TOB trustee.  DB will purchase the Class A Certificates.  The Company will purchase the Class B Certificates from each of these Term TOB Trusts, which certificates grant them certain rights to the securitized assets. The restructuring increased the total borrowing from approximately $124.7 million to approximately $137.9 million, extended the maturity dates to October 2016 through July 2019, and fixed the annual interest rates from approximately 2.8% through 4.5%.

Forward Commitment
In July 2015, the Partnership entered into a Bond Purchase Commitment agreeing to purchase up to approximately $19.5 million of a new mortgage revenue bond secured by a multifamily property currently under construction in San Antonio, Texas. The mortgage revenue bond will have a stated annual interest rate of 5.8% and the bond proceeds must be used to pay off the third party construction loan. The Partnership will account for the Bond Purchase Commitment as an available-for-sale security and, as such, will record any changes in its estimated fair value as an asset or liability with changes in such valuation recorded in other comprehensive income.

TEBS Financing
In July 2015, the Partnership and its newly created consolidated subsidiary, ATAX TEBS III, LLC (“the 2015 Sponsor”), entered into a number of agreements relating to a new long-term debt financing facility provided through the securitization of nine mortgage revenue bonds, with a par value of approximately $105.4 million, owned by the 2015 Sponsor pursuant to the M33 TEBS financing. The M33 TEBS financing facility essentially provides the Partnership with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term tax-exempt rates.

Effective July 1, 2015, the Partnership transferred the following mortgage revenue bonds to the 2015 Sponsor pursuant to the M33 TEBS financing described above:

	July 1, 2015
Description of Mortgage Revenue Bonds	Bond Par Amount	Financial Statement Presentation

Glenview Apartments A Bond	$4,670,000	Mortgage revenue bond
Heritage Square A Bond	11,185,000	Mortgage revenue bond
Montclair Apartments A Bond	2,530,000	Mortgage revenue bond
Avistar at the Parkway A Bond	13,300,000	Mortgage revenue bond
Renaissance Gateway	11,491,928	Mortgage revenue bond
Santa Fe Apartments A Bond	3,065,000	Mortgage revenue bond
Silver Moon Lodge Apartments A Bond	8,000,000	Mortgage revenue bond
Vantage at Harlingen B Bond	24,575,000	Mortgage revenue bond
Vantage at Judson B Bond	26,540,000	Mortgage revenue bond
Total	$105,356,928

The mortgage revenue bonds were then securitized by transferring these assets to Freddie Mac in exchange for Class A and Class B Freddie Mac Multifamily Variable Rate Certificates (collectively, the “M33 TEBS Certificates”) issued by Freddie Mac. The M33 TEBS Certificates represent beneficial interests in the securitized assets held by Freddie Mac. The Class A TEBS Certificates were issued in an initial principal amount of approximately $84.3 million and were sold through a placement agent to unaffiliated investors. The Class B M33 TEBS Certificates were issued in an initial principal amount of approximately $21.1 million and were retained by the 2015 Sponsor. After payment of transaction expenses, the 2015 Sponsor received net proceeds from the M33 TEBS Financing of approximately $82.2 million. The Partnership applied approximately $37.5 million of the net proceeds to pay the entire outstanding principal of, and accrued interest on, its line of credit with Banker’s Trust that was previously used by the Partnership as a short term financing facility to fund additional assets purchased during June 2015 and placed approximately $4.8 million into a stabilization escrow.
The holders of the Class A M33 TEBS Certificates are entitled to receive regular payments of interest from Freddie Mac at a variable rate which resets periodically based on the weekly SIFMA floating index rate plus certain credit, facility, remarketing, and servicing fees (the “Facility Fees”). In order to mitigate its exposure to interest rate fluctuations on the variable rate M33 TEBS financing, the 2015 Sponsor also entered into interest rate cap agreements with Wells Fargo Bank, National Association, the Royal Bank of Canada, and Sumitomo Mitsui Banking Corporation, each in an initial notional amount of approximately $21.1 million, which effectively limits the interest payable by the 2015 Sponsor on the Class A M33 TEBS Certificates to a fixed rate of 3.0% per annum on the combined notional amounts of the interest rate cap agreements through August 15, 2020. On the closing date, the SIFMA rate was equal to 0.04% the total Facility Fees were approximately 1.3%, the rate caps were approximately 0.1%, the finance costs were approximately 0.5%, resulting in the total initial cost of the M33 TEBS financing facility equal to approximately 2.0%.
Payment of interest on the Class A M33 TEBS Certificates will be made from the interest payments received by Freddie Mac from the mortgage revenue bonds held by Freddie Mac on designated interest payment dates prior to any payments of interest on the Class B M33 TEBS Certificates held by the 2015 Sponsor. As the holder of the Class B M33 TEBS Certificates, the 2015 Sponsor is not entitled to receive interest payments on the Class B TEBS Certificates at any particular rate, but will be entitled to all payments of principal and interest on the mortgage revenue bonds held by Freddie Mac after payment of principal and interest due on the Class A M33 TEBS Certificates and payment of all Facility Fees and associated expenses. Accordingly, the amount of interest paid to the 2015 Sponsor on the Class B M33 TEBS Certificates is expected to vary over time, and could be eliminated altogether, due to fluctuations in the interest rate payable on the Class A M33 TEBS Certificates, Facility Fees, expenses, and other factors.

Freddie Mac has guaranteed payment of scheduled principal and interest payments on the Class A M33 TEBS Certificates and also has guaranteed payment of the purchase price of any Class A M33 TEBS Certificates that are tendered to Freddie Mac in accordance with their terms which cannot be remarketed to new holders within five business days.  The 2015 Sponsor is obligated to reimburse Freddie Mac for certain expenses, including any payments made by Freddie Mac under its guaranty. These obligations of the 2015 Sponsor are also guaranteed by the Partnership.  The Partnership also entered into various subordination agreements with Freddie Mac under which the Partnership has subordinated its rights and remedies with respect to the mortgage revenue and taxable bonds and mortgage loans made by it to the owners of properties securing certain of the mortgage revenue bonds to the rights of Freddie Mac as the holder of the mortgage revenue bonds.

The term of the M33 TEBS financing coincides with the terms of the assets securing the M33 TEBS Certificates, except the 2015 Sponsor may elect to purchase all (but not less than all) of the mortgage revenue bonds from Freddie Mac on either July 15, 2020 or July 15, 2025.  The 2015 Sponsor also retains a right to require a mortgage revenue bond to be released from Freddie Mac in the event of a payment default on the mortgage revenue bond which remains uncured for two consecutive scheduled payment dates or 60 days, whichever is shorter, by paying Freddie Mac the unpaid principal and accrued interest on the mortgage revenue bond plus a yield maintenance payment.  In addition, the 2015 Sponsor has a limited right to substitute new mortgage revenue bonds for existing mortgage revenue bonds held by Freddie Mac in certain circumstances. Should the Partnership not elect to terminate the TEBS Financing on these dates the full term of the M33 TEBS Financing runs through the final principal payment date associated with the securitized bonds, or August 1, 2055.

19.  Segments

Effective during the second quarter of 2015, the Company changed its reportable segments due to the classification of the Company’s Consolidated VIEs as discontinued operations. As a result, the Company now consists of four reportable segments: Mortgage Revenue Bond Investments, MF Properties, Public Housing Capital Fund Trusts, and MBS Investments. In addition to the four reportable segments, the Company also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

Historically, the Company also had the Consolidated VIE segment, which was comprised of the results of operations of the underlying collateral for the related mortgage revenue bonds. The Company concluded its investment in the Consolidated VIE segment was not consistent with the Company’s portfolio of assets, (see Note 1). As such, the Company has decided to implement a strategic shift in direction by discontinuing its Consolidated VIE segment. This decision was made for the following reasons:

•
The risk profile of the Consolidated VIE segment was unique as the substance of the investment was the result of the operations of the underlying properties and not the mortgage revenue bonds (which is the form of the investment).The risk profile includes:

•The underlying properties thin capitalization,
•Related party ownership groups, and
•The lack of ultimate decision-making authority.

•	The stated purpose of the Company was not to manage properties without having some type of ownership or ability to control the underlying property.

•	Subsequent to the disposition of the Consolidated VIE properties by their owners, the Company does not plan to include this type of investment as part of its strategic direction.

As such, in April 2015, the Partnership entered into separate brokerage contracts to sell Bent Tree and Fairmont Oaks. As a result, these entities met the criteria for discontinued operations presentation on June 30, 2015, and have been classified as such in the Company’s condensed consolidated financial statements for all periods presented. The Consolidated VIEs no longer meet the criteria for segment reporting, therefore are no longer presented as a segment (see Notes 1, 3, 7, and 9).

Mortgage Revenue Bond Investments Segment

The Mortgage Revenue Bond Investments segment consists of the Company’s portfolio of mortgage revenue bonds which have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas.  Such mortgage revenue bonds are held as long-term investments.  On June 30, 2015, the Company held sixty-two mortgage revenue bonds, two of which are bonds that are eliminated in consolidation and were reported as Assets held for sale on the Company’s condensed consolidated financial statements. The Residential Properties financed by fifty-eight mortgage revenue bonds contain a total of 7,644 rental units. In addition, two of the bonds’ properties are not operational and are under construction and two bonds are collateralized by commercial real estate (see Note 4).

MF Properties Segment

The MF Properties segment consists of indirect equity interests in multifamily, student housing, and senior citizen residential properties which are not currently financed by mortgage revenue bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring.  In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties.  Other than the Glynn Place property discussed in Notes 7 and 18, the Partnership’s interests in its current MF Properties are not currently classified as Assets held for sale because the Partnership is not actively marketing them for sale, there is no definitive purchase agreement in existence that, under current guidance, can be recognized as a sale of real estate assets and, therefore, no sale is expected in the next twelve months. The brokerage contract entered into by Glynn Place did not meet the criteria for discontinued operations presentation, therefore is reported as part of the Company’s condensed consolidated financial statements for all periods presented.  During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.  Any such cash distribution will contribute to the Partnership’s CAD.  On June 30, 2015, the Company consolidated the results of eight MF Properties containing a total of 1,911 rental units (see Note 7).

Other Investments

Agreement of Limited Partnership of the Partnership authorizes the Company to make investments other than in mortgage revenue bonds provided that these other investments are rated in one of the four highest rating categories by a national securities rating agency and do not constitute more than 25% of the Company’s assets at the time of acquisition as required under the Agreement of Limited Partnership of the Partnership. In addition, the amount of other investments is limited based on the conditions to the exemption from registration under the Investment Company Act of 1940. The Company currently owns other investments, PHC Certificates and MBS, which are reported as two separate segments.
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

The MBS segment consists of the assets, liabilities, and related income and expenses of the MBS TOB Trusts that the Company consolidated due to its ownership of the LIFERs issued by the MBS TOB Trusts. These MBS TOB Trusts are securitizations of state-issued mortgage-backed securities which are backed by residential mortgage loans. These investments were acquired during the fourth quarter of 2012 through the second quarter of 2013 and all but three MBS were sold in 2014.

The following table details certain key financial information for the Company’s reportable segments for the three and six months ended June 30, 2015 and 2014 reflecting the impact of the segment changes discussed above, with the prior year periods recast in order to present that information on a basis consistent with the current year:

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Total revenues
Mortgage Revenue Bond Investments	$8,678,337	$6,160,515	$15,996,898	$14,188,151
MF Properties	7,503,523	3,134,220	11,805,824	6,284,564
Public Housing Capital Fund Trust Certificates	784,846	776,174	1,517,749	1,577,002
Mortgage-Backed Securities	152,861	396,518	305,721	817,678
Total revenues	$17,119,567	$10,467,427	$29,626,192	$22,867,395

Interest expense
Mortgage Revenue Bond Investments	$2,010,745	$1,433,367	$4,899,865	$2,524,489
MF Properties	640,909	460,210	1,353,808	1,023,550
Public Housing Capital Fund Trust Certificates	300,580	334,840	597,040	672,397
Mortgage-Backed Securities	40,900	114,019	78,597	232,749
Total interest expense	$2,993,134	$2,342,436	$6,929,310	$4,453,185

Depreciation expense
Mortgage Revenue Bond Investments	$—	$—	$—	$—
MF Properties	1,389,700	1,027,112	2,843,879	2,046,478
Public Housing Capital Fund Trust Certificates	—	—	—	—
Mortgage-Backed Securities	—	—	—	—
Total depreciation expense	$1,389,700	$1,027,112	$2,843,879	$2,046,478

Income (loss) from continuing operations
Mortgage Revenue Bond Investments	$4,256,767	$3,114,680	$6,606,289	$8,570,363
MF Properties	3,138,054	(203,660)	2,743,522	(428,271)
Public Housing Capital Fund Trust Certificates	476,813	434,180	905,961	890,298
Mortgage-Backed Securities	111,661	282,371	226,683	582,261
Net income - America First Multifamily Investors, L. P.	$7,983,295	$3,627,571	$10,482,455	$9,614,651

Net income (loss)
Mortgage Revenue Bond Investments	$4,256,767	$3,114,680	$6,606,289	$8,570,363
MF Properties	3,137,743	(203,286)	2,744,102	(427,794)
Public Housing Capital Fund Trust Certificates	476,813	434,180	905,961	890,298
Mortgage-Backed Securities	111,661	282,371	226,683	582,261
Discontinued operations	238,287	30,512	262,715	90,158
Net income - America First Multifamily Investors, L. P.	$8,221,271	$3,658,457	$10,745,750	$9,705,286

The following table reports the total assets for the Company’s reportable segments on June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Total assets
Mortgage Revenue Bond Investments	$702,461,694	$698,637,412
MF Properties	103,720,986	101,696,235
Public Housing Capital Fund Trust Certificates	59,311,332	61,577,848
Mortgage-Backed Securities	14,907,129	15,101,309
Assets held for sale	13,052,649	13,204,015
Consolidation/eliminations	(113,686,949)	(145,977,602)
Total assets	$779,766,841	$744,239,217

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Management’s Discussion and Analysis, the “Partnership” refers to America First Multifamily Investors, L.P. and its Consolidated Subsidiaries at June 30, 2015. See Note 1 to the Company’s condensed consolidated financial statements.

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

Executive Summary

The following table compares net income for the Company for the periods indicated:

Change in Net income - America First Multifamily Investors, L. P. (in 000’s)

	For Three Months Ended June 30, 2015	For Three Months Ended June 30, 2014	$ Change	For Six Months Ended June 30, 2015	For Six Months Ended June 30, 2014	$ Change
Net income - America First Multifamily Investors, L. P.	$8,221	$3,659	$4,561	$10,746	$9,705	$1,040

The increases reported for the three and six months ended June 30, 2015 and 2014 were, for the most part, related to an increase in the investment portfolio which was leveraged for the purpose of enhancing investor returns.
The summary of the Company’s comparison of the three months ended June 30, 2015 with the three months ended June 30, 2014 is as follows:

•	The Company reported approximately $2.6 million in additional recurring investment income offset by approximately $1.1 million of interest expense, administrative fees, and professional fees.

•
The Company has interests in multifamily, student, and senior citizen residential properties (“MF Properties”), one of which is The Colonial which was sold in May 2015 and resulted in an approximately $3.4 million of reported gain on the sale.

The summary of the Company’s comparison for the six months ended June 30, 2015 with the six months ended June 30, 2014 is as follows:

•	The Company reported approximately $4.7 million of additional recurring investment income and approximately $3.5 million of additional interest expense, administrative fees and professional fees.

In May 2015, the Partnership obtained a $50.0 million Line of Credit (“LOC”) which will be used as a short-term financing facility to purchase additional portfolio investments. For additional discussion, see Note 10 to the Company’s condensed consolidated financial statements.

The Company generated Cash Available for Distribution (“CAD”) of approximately $9.7 million and $5.4 million for the three months ended June 30, 2015 and 2014, respectively. The Company generated CAD of approximately $15.1 million and $12.4 million for the six months ended June 30, 2015 and 2014, respectively. In addition to the increases noted above, changes in depreciation and amortization, fair value of derivatives and interest rate derivative amortization, and bond purchase discount accretion net of the cash received, accounts for the majority of the changes when comparing the three and six months ended June 30, 2015 and 2014, respectively. See additional discussion of CAD in the Liquidity and Capital Resources section in this Management’s Discussion and Analysis below.

Recent Investment Activity

As discussed in Notes 4, 7, 8, and 16 to the Company’s condensed consolidated financial statements, The summary of the Partnership’s investment activity during the six months ended June 30, 2015 is as follows:

•
Acquired a Series 2013A mortgage revenue bond with a par value of $8.0 million and a Series 2013B taxable mortgage revenue bond with a par value of $500,000 secured by the Silver Moon Lodge Apartments located in Albuquerque, New Mexico,

•
Executed a loan agreement with Silver Moon Lodge LLLP for approximately $2.8 million which is due and payable in full on January 1, 2016. The principal on the loan will be repaid from the limited partner capital contributed to Silver Moon Lodge LLLP when the 4.0% LIHTCs are sold in 2015,

•	Acquired a Series 2013B mortgage revenue bond with a par value of approximately $24.6 million secured by the Vantage at Harlingen Apartments located in San Antonio, Texas,

•	Restructured the mortgage revenue bonds secured by the Renaissance Gateway Apartments located in Baton Rouge, Louisiana with a new $11.5 million Series 2013A par value mortgage revenue bond,

•	Acquired a Series 2012B mortgage revenue bond with a par value of approximately $26.5 million secured by the Vantage at Judson Apartments located in San Antonio, Texas,

•
Executed a forward bond commitment to acquire a Series 2015A mortgage revenue bond with a par value up to approximately $11.0 million secured by the Village at River’s Edge Apartments located in Columbia, South Carolina,

•	Sold The Colonial, an MF Property, for approximately $10.7 million, realizing an approximately $3.4 million gain which is considered Tier 2 income,

•
Acquired a Series 2015A mortgage revenue bond with a par value of approximately $13.3 million and a Series 2015B mortgage revenue bond with a par value of approximately $125,000 secured by the Avistar at the Parkway Apartments located in San Antonio, Texas,

•	Acquired Series B mortgage revenue bonds with a par value of approximately $35.6 million secured by The Suites on Paseo for the fair market value of $5.5 million, and

•
Acquired three Series 2015A mortgage revenue bonds with a par value of approximately $17.6 million and three Series 2015B mortgage revenue bonds with a par value of approximately $5.9 million secured by Concord at Gulfgate Apartments, Concord at Little York Apartments, and Concord at Williamcrest Apartments all located in Houston, Texas.

Recent Financing and Derivative Activities

As discussed in Notes 10, 11 and 14 to the Company’s condensed consolidated financial statements, the summary of the Partnership’s financing and derivative activities for the six months ended June 30, 2015 is as follows:

•	Entered into an unsecured Line of Credit Agreement of up to $50.0 million with its sole lead arranger and administrative agent, Bankers Trust Company,

•	Utilized three unsecured revolving lines of credit (“LOC”) for a total of approximately $11.4 million to supplement short-term working capital needs and to fund new investments,

•	Executed a new Tender Option Bond (“TOB”) Trust under its credit facility with Deutsche Bank (“DB”) securitizing the Suites on Paseo mortgage revenue bond, borrowing $15.0 million,

•	Executed three new TOB Trusts under its credit facility with DB securitizing three 2015A mortgage revenue bonds borrowing approximately $33.3 million, and

•
Revised and replaced an existing interest rate cap agreement with the notional amount of approximately $28.8 million for the outstanding borrowings on the MBS TOB financing facilities to $11.0 million.

Discussion of the Mortgage Revenue Bond Investments on June 30, 2015

As discussed in Notes 4 and 19 in the Company’s condensed consolidated financial statements, the Partnership’s primary purpose is to acquire and hold as long-term investments a portfolio of mortgage revenue bonds which have been issued to provide construction and/or permanent financing for affordable multifamily, student housing, and senior citizen residential properties (collectively “Residential Properties”) and commercial properties in their market areas.

The following table compares total revenues, total interest expense and net income for the mortgage revenue bond investment segment for the periods indicated:

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Mortgage Revenue Bond Investments
Total revenues	$8,678,337	$6,160,515	$15,996,898	$14,188,151
Total interest expense	$2,010,745	$1,433,367	$4,899,865	$2,524,489
Net income	$4,256,767	$3,114,680	$6,606,289	$8,570,363

During the six months ended June 30, 2015 the Company reported approximately $5.5 million in additional recurring total revenue when compared to the six months ended June 30, 2014. This is due to the additional mortgage revenue bonds of approximately $183.0 million net par value added to the portfolio. Offsetting this increase was an approximate $2.8 million gain from the Lost Creek mortgage revenue bond redemption and an approximate $873,000 gain from the Autumn Pines mortgage revenue bond sale during the first six months ended June 30, 2014. In addition, when comparing the six months ended June 30, 2015 with the six months ended June 30, 2014, approximately $3.7 million of the increase in total expenses was directly related to increased borrowings, the adjustment of the derivatives to fair value, and increased administrative fees and professional fees.

Discussion of the Public Housing Capital (“PHC”) Trusts on June 30, 2015

As discussed in Notes 5 and 19 in the Company’s condensed consolidated financial statements, the terms of the Agreement of Limited Partnership of the Partnership note that securities other than multifamily housing revenue bonds owned by the Partnership must be rated in one of the four highest rating categories by at least one nationally recognized securities rating agency and may not represent more than 25% of the Partnership’s assets at the time of acquisition. The Company must also limit its investment in these other securities to the extent necessary to maintain its exemption from registration under the Investment Company Act of 1940.

The PHC Certificates consist of custodial receipts evidencing loans made to a number of public housing authorities.

The following table compares total revenues and net income for the PHC Trusts segment for the periods indicated:

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
PHC Trusts
Total revenues	$784,846	$776,174	$1,517,749	$1,577,002
Net income	$476,813	$434,180	$905,961	$890,298

The slight decrease in total revenues and net income when comparing the six months ended June 30, 2015, compared to the same period in 2014, was the result of the principal reductions of the PHC Trust holdings owned by the Company.

Discussion of the Mortgage-Backed Securities (“MBS”) on June 30, 2015

As discussed in Notes 6 and 19 in the Company’s condensed consolidated financial statements, the third type of security owned by the Company is MBS securities. At June 30, 2015, the Company owned state-issued MBS securities with an aggregate outstanding principal balance of approximately $14.8 million.

The following table compares total revenues and net income for the MBS securities segment for the periods indicated:

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
MBS Securities
Total revenues	$152,861	$396,518	$305,721	$817,678
Net income	$111,661	$282,371	$226,683	$582,261

The decrease in total revenue and net income when comparing the six months ended June 30, 2015, compared to the same period in 2014, resulted from the sale of approximately $24.6 million par value of the MBS securities during 2014.

Discussion of the MF Properties on June 30, 2015

As discussed in Notes 7 and 19 to the Company’s condensed consolidated financial statements, to facilitate its investment strategy of acquiring additional mortgage revenue bonds secured by multifamily, student, and senior citizen residential properties, the Partnership may acquire ownership positions in MF Properties with the intent to restructure the property ownership through a sale of the MF Properties.
The following table compares total revenues, total interest expense, and net income for the MF Properties segment for the periods indicated:

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
MF Properties
Total revenues	$7,503,523	$3,134,220	$11,805,824	$6,284,564
Total interest expense	$640,909	$460,210	$1,353,808	$1,023,550
Net income (loss)	$3,137,743	$(203,286)	$2,744,102	$(427,794)

At June 30, 2015 and 2014, the Partnership’s consolidated subsidiaries owned eight MF Properties which contain a total of 1,935 and 1,582 rental units, respectively. For the six months ended June 30, 2015 the Partnership included The 50/50 MF Property that began leasing in August 2014 and did not include The Colonial beyond the May 2015 sale date. The increase in income from continuing operations for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014 is attributable, for the most part, to a gain of approximately $3.4 million reported on the sale of The Colonial in May 2015. Excluding this gain from the sale of The Colonial, the increase in the loss for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was attributable, for the most part, to the completion of The 50/50 MF Property in August 2014. In addition, during 2015, The 50/50 MF Property began to accrue real estate taxes.

America First Properties Management Company (“Properties Management”), an affiliate of AFCA 2, provides property management services for the eight MF Properties and seven of the properties collateralized by the mortgage revenue bonds.  Management believes this relationship provides greater insight and understanding of the underlying property operations and their ability to meet the Partnership’s debt service requirements. Two of the managed properties are Consolidated VIEs and are reported as discontinued operations in all periods presented.

The following tables outline certain information regarding the Residential Properties on which the Partnership holds mortgage revenue bonds as investments and owns the MF Properties. The table does not include information on the two Consolidated VIEs that are reported as discontinued operations for the periods presented. The narrative discussion that follows provides a brief operating analysis of each category for the six months ended June 30, 2015 and 2014.

Non-Consolidated Properties-Stabilized

The owners of the following properties do not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE. As a result, the Company does not report the assets, liabilities and results of operations of these properties on a consolidated basis. For the six months ended June 30, 2015, these Residential Properties have met the stabilization criteria (see footnote 3 below the table). Debt service on the Partnership’s bonds for the non-consolidated stabilized properties was current on June 30, 2015.

		Total Revenue (1) (in 000's) for the period ended June 30,		Net Operating Income (in 000's) for the period ended June 30,			Percentage of Occupied for the period ended June 30,		Economic Occupancy (2) for the period ended June 30,
						Number of Units
Property Name	State	2015	2014	2015	2014		2015	2014	2015	2014
Non-Consolidated Properties-Stabilized (3)
Harden Ranch	CA	$578	$425	$347	$224	100	99%	98%	99%	98%
Tyler Park Townhomes	CA	465	460	252	206	88	100%	100%	99%	100%
Westside Village Market	CA	308	314	187	171	81	100%	100%	100%	100%
Lake Forest Apartments	FL	1,098	973	634	480	240	88%	88%	92%	82%
Ashley Square Apartments	IA	702	695	338	301	144	98%	90%	92%	92%
Brookstone Apartments	IL	691	666	303	276	168	99%	99%	93%	90%
Copper Gate (5)	IN	500	n/a	243	n/a	128	93%	n/a	95%	n/a
Renaissance Gateway (6)	LA	887	n/a	548	n/a	208	96%	n/a	94%	n/a
Live 929 Apartments (5)	MD	3,382	n/a	2,548	n/a	575	89%	n/a	88%	n/a
Woodlynn Village	MN	302	305	176	184	59	98%	90%	92%	95%
Greens of Pine Glen Apartments	NC	741	721	397	374	168	93%	93%	90%	89%
Ohio Properties (4)	OH	1,711	1,683	844	733	362	96%	96%	94%	93%
Bridle Ridge Apartments	SC	591	574	339	337	152	98%	98%	97%	96%
Cross Creek Apartments	SC	658	618	305	260	144	94%	93%	90%	87%
Palms at Premier Park	SC	1,208	1,178	777	786	240	95%	90%	94%	87%
Arbors of Hickory Ridge	TN	1,274	1,206	629	619	348	93%	91%	87%	88%
Avistar at Chase Hill (6)	TX	1,056	844	555	356	232	97%	n/a	84%	n/a
Avistar at the Crest (6)	TX	932	816	529	403	200	98%	n/a	84%	n/a
Avistar at the Oaks (6)	TX	725	527	376	241	156	96%	n/a	84%	n/a
Avistar in 09 (6)	TX	582	478	336	245	133	95%	n/a	88%	n/a
Avistar on the Boulevard (6)	TX	1,391	1,247	808	671	344	92%	n/a	82%	n/a
Avistar on the Hills (6)	TX	591	508	325	263	129	98%	n/a	90%	n/a
Bella Vista Apartments	TX	613	579	320	290	144	97%	97%	93%	86%
Runnymede Apartments	TX	1,230	1,198	586	605	252	97%	97%	94%	97%
South Park Ranch Apartments	TX	1,076	1,058	678	674	192	99%	99%	97%	95%
Vantage at Judson (6)	TX	1,658	510	1,114	97	288	92%	n/a	81%	n/a
		$24,950	$17,583	$14,494	$8,796	5,275	95%	95%	90%	91%

(1)	Total revenue is defined as net rental revenue plus other income from properties operations.

(2)
Economic occupancy is presented for June 30, 2015 and 2014, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented. Therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(3)	Stabilization is generally defined as 90% occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service.

(4)
The Partnership holds approximately $17.9 million of mortgage revenue bonds secured by Crescent Village, Willow Bend and Postwoods (Ohio Properties). Crescent Village is located in Cincinnati, Ohio, Willow Bend is located in Columbus (Hilliard), Ohio and Postwoods is located in Reynoldsburg, Ohio.

(5)	Previous period occupancy numbers were not available as these were new investments.

(6)	Previous period occupancy numbers are not available as these properties were being renovated in 2014.

When comparing the six months ended June 30, 2015 and 2014, total revenue and net operating income of the stabilized non-consolidated properties had increased. The increase is the result of three factors: renovated properties, new investments, and existing properties. The properties which were renovated in 2014 and are now stabilized contribute approximately 39% of the increase in total revenue and approximately 43% of the increase in net operating income. The underlying properties that collateralize the new mortgage revenue bonds contribute approximately 53% of the increase in total revenue and approximately 49% of the increase in net operating income. Lastly, the existing properties contribute the remaining 8% of the increase in total revenue and net operating income. This increase is the result of an increase in other income, mainly cable/television commission and a decrease in utility, real estate tax, and insurance expense.

Non-Consolidated Properties-Not Stabilized

The owners of the following properties do not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE. As a result, the Company does not report the assets, liabilities and results of operations of these properties on a consolidated basis. For the six months ended June 30, 2015, these Residential Properties have not met the stabilization criteria (see footnote 3 below the table). On June 30, 2015, debt service on the Partnership’s bonds for the non-consolidated properties which are not stabilized was current, with the exception of Suites on Paseo. See Notes 4 and 8 in the Company’s condensed consolidated financial statements which are incorporated by reference herein.

		Total Revenue (1) (in 000's) the period ended June 30,		Net Operating Income (in 000's) the period ended June 30,			Percentage of Occupied the period ended June 30,		Economic Occupancy (2) for the period ended June 30,
						Number of Units
Property Name	State	2015	2014	2015	2014		2015	2014	2015	2014
Non-Consolidated Properties-Non Stabilized (3)
Glenview Apartments (4)	CA	$380	n/a	$197	n/a	88	97%	n/a	95%	n/a
Montclair Apartments (4)	CA	278	n/a	134	n/a	80	96%	n/a	97%	n/a
Santa Fe Apartments (4)	CA	359	n/a	153	n/a	89	100%	n/a	97%	n/a
Suites on Paseo	CA	2,237	n/a	461	n/a	394	62%	n/a	71%	n/a
Silver Moon (4)	NM	352	n/a	147	n/a	151	83%	n/a	57%	n/a
Avistar at the Parkway (4)	TX	277	n/a	170	n/a	236	76%	n/a	82%	n/a
Concord at Gulfgate (4)	TX	1,115	n/a	673	n/a	288	83%	n/a	79%	n/a
Concord at Little York (4)	TX	897	n/a	429	n/a	276	76%	n/a	72%	n/a
Concord at Williamcrest (4)	TX	1,068	n/a	616	n/a	288	77%	n/a	76%	n/a
Heritage Square Apartments (4)	TX	543	n/a	331	n/a	204	66%	n/a	56%	n/a
Vantage at Harlingen (5)	TX	807	n/a	343	n/a	288	70%	n/a	43%	n/a
		$8,313	$—	$3,654	$—	2,382	76%	n/a	69%	n/a

(1)	Total revenue is defined as net rental revenue plus other income from properties operations.

(2)
Economic occupancy is presented for the six months ended June 30, 2015 and 2014, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented. Therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(3)
During 2015, these properties were under construction or renovation. As such, these properties are not considered stabilized as they have not met the criteria for stabilization. Stabilization is generally defined as 90% occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service.

(4)	Previous period occupancy numbers are not available as these are new investments.

(5)	Previous period occupancy numbers are not available as these properties were being renovated in 2014.

When comparing the six months ended June 30, 2015 and 2014, total revenue and net operating income of the non-stabilized non-consolidated properties increased as new collateral was added to the property portfolio with the purchase of approximately $126.0 million of new mortgage revenue bonds. The underlying properties that collateralize these mortgage revenue bonds were either under renovation or have not fully stabilized. Glenview Apartments, Montclair Apartments, Santa Fe Apartments and Heritage Square were purchased in the period between July 1 and December 31, 2014, while Silver Moon, Concord at Gulfgate, Concord at Little York, Concord at Williamcrest, Avistar at the Parkway, and Vantage at Harlingen were purchased or construction was completed in the six months ended June 30, 2015.

The Suites on Paseo will realize its first full year of marketing when enrollment for the Fall of 2015 is reported during the third quarter of 2015. As such, the property was not considered stabilized at June 30, 2015. See Notes 4 and 8 in the Company’s condensed consolidated financial statements which are incorporated by reference herein.

MF Properties-Stabilized

Seven MF Properties are owned by a Partnership subsidiary. The subsidiary holds a 99% limited partner interest in one limited partnership and 100% of the membership interests in six limited liability companies. The properties are encumbered by mortgage loans with an aggregate principal balance of $68.7 million at June 30, 2015. The Company reports the assets, liabilities, and results of operations of these properties on a consolidated basis. For the six months ended June 30, 2015, these MF Properties have met the stabilization criteria (see footnote 3 below the table).

		Total Revenue (1) (in 000's) the period ended June 30,		Net Operating Income (in 000's) the period ended June 30,			Percentage of Occupied the period ended June 30,		Economic Occupancy (2) for the period ended June 30,
						Number of Units
Property Name	State	2015	2014	2015	2014		2015	2014	2015	2014
MF Properties-Stabilized (3)
Glynn Place	GA	$519	$418	$221	$151	128	93%	85%	90%	74%
Eagle Village	IN	944	850	332	282	511	62%	41%	80%	66%
Woodland Park	KS	922	896	498	435	236	92%	92%	88%	90%
Arboretum	NE	1,717	1,637	895	818	145	99%	97%	92%	91%
The 50/50 MF Property(4)	NE	1,894	n/a	739	n/a	475	97%	n/a	97%	n/a
Residences at DeCordova	TX	579	564	323	345	110	96%	95%	91%	95%
Residences at Weatherford	TX	437	426	167	242	76	99%	99%	98%	99%
		$7,012	$4,791	$3,175	$2,273	1,681	85%	71%	91%	84%

(1)	Total revenue is defined as net rental revenue plus other income from properties operations.

(2)
Economic occupancy is presented for June 30, 2015 and 2014, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented. Therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(3)	Stabilization is generally defined as 90% occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service.

(4)	Previous period occupancy numbers are not available as these properties were being renovated in 2014.

When comparing the six months ended June 30, 2015 and 2014, total revenue and net operating income of the stabilized MF Properties increased approximately 40%. Approximately 32% of the increase in net operating income was due to the completion and lease-up of The 50/50 MF Property in August 2014. The remaining increase is due to improved overall economic occupancy reported by the remaining stabilized MF Properties.

MF Property-Not Stabilized

One MF Property is owned by a Partnership subsidiary. Such subsidiary holds a 99% limited partner interest in one limited partnership. This MF Property does not have a mortgage loan at June 30, 2015. The Company reports the assets, liabilities, and results of operations of this property on a consolidated basis. For the six months ended June 30, 2015, this MF Property did not meet the stabilization criteria (see footnote 3 below the table).

		Total Revenue (1) (in 000's) the period ended June 30,		Net Operating Income (in 000's) the period ended June 30,			Percentage of Occupied the period ended June 30,		Economic Occupancy (2) for the period ended June 30,
						Number of Units
Property Name	State	2015	2014	2015	2014		2015	2014	2015	2014
MF Properties-Non Stabilized (3)
Northern View (f/k/a Meadowview)	KY	$666	$595	$261	$269	254	57%	85%	77%	91%

(1)	Total revenue is defined as net rental revenue plus other income from properties operations.

(2)
Economic occupancy is presented for June 30, 2015 and 2014, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented. Therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(3)
During 2015, this property was under renovation. Therefore, this property was considered not stabilized as it has not met the criteria for stabilization which is generally defined as 90% occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service.

When comparing the six months ended June 30, 2015 and 2014, total revenue for this non-stabilized MF Property increased due to an approximately 30% increase in gross potential rent as the property is transitioning from a traditional multifamily property to a student housing facility. However, the total revenue increased approximately 10% as the current renovation has created increased vacancy. When comparing the six month ended June 30, 2015 and 2014, net operating income decreased as Northern View (f/k/a Meadowview) is currently paying the utility invoices on all units which is typical of a student housing facility model. In the prior year, the tenants of Northern View (f/k/a Meadowview) paid their share of the utilities.

Results of Operations

The tables and following discussions of the Company’s change in total revenues, total expenses, and net income for the three and six months ended June 30, 2015 and 2014 (in thousands) and should be read in conjunction with the Company’s condensed consolidated financial statements and Notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The following table compares revenue for the Company for the periods presented:

Change in Total Revenues (in 000’s)

	For Three Months Ended June 30, 2015	For Three Months Ended June 30, 2014	$ Change	For Six Months Ended June 30, 2015	For Six Months Ended June 30, 2014	$ Change
Revenues:
Property revenues	$4,086	$3,135	$952	$8,388	$6,285	$2,104
Investment income	9,388	6,241	3,147	17,368	12,447	4,921
Gain on sale of MF Property	3,417	—	3,417	3,417	—	3,417
Gain on mortgage revenue bonds - sale and redemption	—	850	(850)	—	3,685	(3,685)
Other interest income	227	242	(15)	452	451	1
Total Revenues	$17,119	$10,467	$6,652	$29,626	$22,867	$6,759

Discussion of the Total Revenues For the Three Months Ended June 30, 2015 and 2014

Property revenues. Property revenues consist of revenue from multifamily, student housing, and senior citizen residential properties which are not currently financed by mortgage revenue bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring. When comparing the three months ended June 30, 2015 with the three months ended June 30, 2014, approximately 98% of the property revenue increase was due to the completion and lease-up of The 50/50 MF Property in August 2014. The MF Properties reported an average monthly rent of approximately $624 per unit for the three months ended June 30, 2015 as compared with $640 per unit for the three months ended June 30, 2014.

Investment income. The interest income received by the Partnership from its mortgage revenue bonds is dependent upon the net cash flow of the underlying properties. Base interest income on fully performing mortgage revenue bonds is recognized as it is earned. When comparing the three months ended June 30, 2015 and 2014, the Partnership realized approximately $2.6 million increase in recurring investment income on approximately $58.9 million increase in the net par value of the investment portfolio.

Gains on the sales and redemption of MF Property and mortgage revenue bonds. The Partnership sold The Colonial, an MF Property, in May 2015 which resulted in a gain of approximately $3.4 million. There were no MF Property sales during 2014. However, in April 2014, the Autumn Pines mortgage revenue bond was sold at a gain of approximately $873,000. There was no gain realized on the sale of mortgage revenue bonds during 2015.

Discussion of the Total Revenues For the Six Months Ended June 30, 2015 and 2014

Property revenues. When comparing the six months ended June 30, 2015 with the six months ended June 30, 2014, approximately 89% of the increase in property revenue was due to the completion and lease-up of The 50/50 MF Property in August 2014. The MF Properties reported an average monthly rent of approximately $627 per unit for the six months ended June 30, 2015 as compared with $645 per unit in for the six months ended June 30, 2014.

Investment income. When comparing the six months ended June 30, 2015 and 2014, the Partnership realized an increase of approximately $4.7 million in recurring investment income. This is predominately due to a net increase of approximately $183.0 million in the par value of the underlying securities held by the Company at June 30, 2015.

Gains on the sales and redemption of MF Property and mortgage revenue bonds. The Partnership sold The Colonial, an MF Property, in May 2015 which resulted in a gain of approximately $3.4 million. There were no MF Property sales during 2014. However, in April 2014, the Autumn Pines mortgage revenue bond was sold at a gain of approximately $873,000. In addition, the Lost Creek mortgage revenue bond was redeemed and a gain of approximately $2.8 million was recognized. There was no gain realized on the sale of mortgage revenue bonds during 2015.

The following table compares expenses for the Company for the periods presented:

Change in Total Expenses (in 000’s)

	For Three Months Ended June 30, 2015	For Three Months Ended June 30, 2014	$ Change	For Six Months Ended June 30, 2015	For Six Months Ended June 30, 2014	$ Change
Expenses:
Real estate operating (exclusive of items shown below)	$2,275	$1,807	$469	$4,746	$3,458	$1,289
Provision for loss on receivables	98	—	98	98	—	98
Depreciation and amortization	1,743	1,291	452	3,536	2,672	864
Interest	2,993	2,344	649	6,929	4,453	2,476
General and administrative	2,027	1,399	628	3,834	2,670	1,164
Total Expenses	$9,137	$6,841	$2,296	$19,144	$13,253	$5,891

Discussion of the Total Expenses For the Three Months Ended June 30, 2015 and 2014

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. When comparing the three months ended June 30, 2015 and 2014, approximately $568,000 of the net increase in real estate operating expenses were directly related to the operations of The 50/50 MF Property which began lease-up in August 2014. Offsetting this increase was a decrease of approximately $88,000 related to the sale of The Colonial in May 2015. The remaining changes were attributable to decreases in salaries, utilities, and management fees due to normal property operations.

Provision for loss on receivables. The Partnership did not receive its entire interest payment due on June 1, 2015 from the Suites on Paseo. The Partnership issued a forbearance agreement for the accrued interest due on June 1, 2015, but not yet paid, until September 1, 2015. The Partnership evaluated the collectability of its interest receivable and determined the interest accrued on the Suites on Paseo Series B bond was not collectible. As such, the Partnership recorded an allowance for the accrued interest receivable on the Series B interest of approximately $98,000 for the three months ended June 30, 2015. There was no similar allowance recorded during 2014 as the Series B bonds were not purchased until March 2015.

Depreciation and amortization expense.  Depreciation results from the ownership of real estate investments in the MF Properties portfolio. Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS M24 and M31 and TOB Credit Facilities. Approximately $430,000 of the net increase in depreciation and amortization was related to The 50/50 MF Property which was placed in service in August 2014. The majority of the remaining increase is related to the additional amortization expense reported on the Partnership’s financing facilities.

Interest expense. Interest expense is impacted by the change in the mark to market adjustment of the Partnership's derivatives, changes in variable interest rates and the increase/decrease in the average outstanding Partnership debt. The interest rate derivatives do not qualify for hedge accounting and, as such, are carried at their fair value. Changes in fair value of the interest rate derivatives are included in current period earnings and reflected within interest expense. The net increase in interest expense for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, was approximately $984,000. This was the result of an increase of approximately $141.4 million in average debt outstanding during the three months ended June 30, 2015, compared to the comparable period in 2014. In addition, the Partnership’s borrowing cost averaged approximately 2.8% per annum for the three months ended June 30, 2015 as compared to approximately 2.4% for the three months ended June 30, 2014. This resulted in an increase of approximately $317,000 in interest expense. Offsetting these increases was a decrease of approximately $622,000 for the three months ended June 30, 2015, compared to the same period in 2014 due to the change in the mark to market adjustment of the Partnership’s derivatives.

General and administrative expenses. The increase in general and administrative expenses was due to an increase in administrative fees payable to AFCA 2 related to the acquisition of the mortgage revenue bonds and increased professional fees incurred during the three months ended June 30, 2015.

Discussion of the Total Expenses For the Six Months Ended June 30, 2015 and 2014

Real estate operating expenses.  For the six months ended June 30, 2015 and 2014, approximately $1.1 million of the net increase in real estate operating expenses resulted from the operations of The 50/50 MF Property which began lease-up in August 2014. Offsetting this increase was a decrease of approximately $141,000 related to the sale of The Colonial in May 2015. The remaining changes were mostly related to changes in salaries, utilities, and management fees due to normal property operations.

Provision for loss on receivables. The Partnership did not receive its entire interest payment due on June 1, 2015 from the Suites on Paseo. The Partnership issued a forbearance agreement for the accrued interest due on June 1, 2015, but not yet paid, until September 1, 2015. The Partnership evaluated the collectability of its interest receivable and determined that the interest accrued on the Suites on Paseo Series B bond was not collectible. As such, the Partnership recorded an allowance for the accrued interest receivable on the Series B interest of approximately $98,000 for the three months ended June 30, 2015. There was no similar allowance recorded during 2014 as the Series B bonds were not purchased until March 2015.

Depreciation and amortization expense.  Approximately $855,000 of the net increase in depreciation and amortization was related to The 50/50 MF Property which was placed in service in August 2014. The majority of the remaining increase is related to the additional amortization expense related to on the Partnership’s financing facilities.

Interest expense. The net increase in interest expense for the six months ended June 30, 2015 compared to 2014, was approximately $1.9 million. This was the result of an increase of approximately $139.8 million in average debt outstanding between the two periods and an increase in the Partnership’s borrowing cost which averaged approximately 2.8% per annum for the six months ended June 30, 2015, as compared to approximately 2.5% for the six months ended June 30, 2014. The increase in interest rate resulted in approximately $433,000 in additional interest expense. In addition, there was an increase of approximately $102,000 due to the change in the mark to market adjustment of the Partnership’s derivatives.

General and administrative expenses. The increase in general and administrative expenses was mostly due to increased administrative fees payable to AFCA 2 related to the acquisition of the mortgage revenue bonds and increased professional fees.

The following table compares income from discontinued operations for the Company for the periods presented:

Change in Income from Discontinued Operations (in 000’s)

	For Three Months Ended June 30, 2015	For Three Months Ended June 30, 2014	$ Change	For Six Months Ended June 30, 2015	For Six Months Ended June 30, 2014	$ Change
Income from discontinued operations	$239	$32	$207	$263	$90	$173

Discussion of Net Income From Discontinued Operations For the Three and Six Months Ended June 30, 2015 and 2014

In April 2015, separate brokerage contracts were executed to list the Consolidated VIEs, Bent Tree and Fairmont Oaks, for sale. As a result, management has determined these Consolidated VIEs met the criteria for discontinued operations presentation and have been classified as such in the Company’s condensed consolidated financial statements for all periods presented. Pursuant to accounting guidance, on the date the brokerage contracts were executed depreciation on the discontinued operations ceased. As such, the change in the three and six months ended June 30, 2015 and 2014 resulted as no depreciation was recorded for the three months ended June 30, 2015 for these properties.

Liquidity and Capital Resources

Interest earned on the mortgage revenue bonds, reported as discontinued operations, and mortgage investment income earned on the PHC Certificates and the MBS represents the Partnership’s principal source of cash flow.  The Partnership may also receive interest payments on its property loans, earnings on temporary investments and cash distributions from equity interests held in MF Properties.  Interest is primarily comprised of fixed rate base interest payments received on the Partnership’s mortgage revenue bonds, PHC Certificates and MBS which provides fairly constant cash receipts.  Certain of the mortgage revenue bonds may also generate payments of contingent interest to the Partnership from time to time when the underlying Residential Properties generate excess cash flow.  In addition, the Partnership’s cash is affected when it acquires or disposes of its investments in mortgage revenue bonds.  For additional details, see the Cash Flows from Investing Activities section of the Company’s Condensed Consolidated Statement of Cash Flows which are incorporated by reference herein.

Similarly, the economic performance of MF Properties will affect the amount of cash distributions, if any, received by the Partnership from its ownership of these properties.  The economic performance of the Residential Properties depends on the rental and occupancy rates of the property and on the level of operating expenses. For discussions related to economic risk, see the Market Opportunities section below and also Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Other sources of cash available to the Partnership included proceeds from debt financing, mortgages, and the sale of additional Beneficial Unit Certificates (“BUCs”).  On June 30, 2015, the Company had outstanding LOCs of approximately $48.8 million, debt financing of approximately $366.1 million under separate credit facilities, and mortgages of approximately $68.7 million secured by six MF Properties.

The Consolidated VIEs’ and MF Properties’ primary uses of cash are: (i) the payment of general, administrative, and operating expenses; (ii) the payment of interest and principal on debt and mortgage financing facilities; and (iii) the payment of distributions to unitholders. The Partnership also uses cash to acquire additional investments.

(i) Payment of general, administrative, and operating expenses
The Consolidated VIEs’ and MF Properties’ primary uses of cash were for operating expenses. The Partnership also uses cash for general and administrative expenses and to acquire additional investments. For discussions related to economic risk, see the Market Opportunities section below and also Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. For additional details, see the Cash Flows from Operating Activities section of the Company’s Condensed Consolidated Statement of Cash Flows which are incorporated by reference herein.

(ii) Payment of interest and principal on debt and mortgage financing facilities
The Partnership utilizes leverage for the purpose of enhancing investor returns. Management uses target constraints for each type of short term financing utilized by the Partnership to manage an overall 65% leverage constraint. The amount of leverage utilized is dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to market collateral calls, and the liquidity and marketability of the financing collateral. While short term variations from targeted levels may occur within financing classes, overall Partnership leverage will not exceed 65%. On June 30, 2015 the overall leverage constraint of the Partnership, total outstanding debt divided by total partnership assets using the par value of the mortgage revenue bonds and the MF Properties at cost, was approximately 62%. For additional details, see the Cash Flows from Financing Activities section of the Company’s Condensed Consolidated Statement of Cash Flows which are incorporated by reference herein.

On June 30, 2015, the total costs of borrowing by investment type were as follows:

•	range between approximately 2.2% and 3.5% for the LOCs;

•	range between approximately 1.4% and 2.0% for the 2010 and 2014 TEBS facilities;

•	range between approximately 2.8% and 4.5% for the TOB Trusts securitized by mortgage revenue bonds;

•	approximately 1.1% for the MBS TOB Trusts;

•	approximately 2.3% for the PHC Trust Certificates TOB Trusts; and

•	approximately 2.9% to 4.8% for the Residential Property mortgages.

(iii) Payment of distributions to unitholders
Distributions to unitholders may increase or decrease at the determination of the General Partner.  The per unit cash available for distribution primarily depends on the amount of interest and other cash received by the Partnership from its portfolio of mortgage revenue bonds and other investments, the amount of the Partnership’s outstanding debt and the effective interest rates paid by the Partnership on this debt, the level of operating and other cash expenses incurred by the Partnership and the number of units outstanding. See additional discussion and details in the Cash Available for Distribution section below.

The Partnership has made annual cash distributions of $0.50 per unit since 2009. For the six months ended June 30, 2015, the Company’s realized CAD per unit equaled the cash distribution of $0.25. For the year ended December 31, 2014, the realized CAD per unit was less than the cash distribution of $0.50 per unit. As such the Partnership paid approximately $6.0 million of the distributions for 2014 using unrestricted cash to supplement the deficit which was considered to be a return of capital to its unitholders.

The Partnership continues to work with the Partnership’s primary lenders to finance a portion of the acquisition of mortgage revenue bonds and believes that upon completion of its current investment and financing plans, the Partnership will be able to generate sufficient CAD to maintain cash distributions to unitholders at the current level of $0.50 per unit per year without the use of other available cash. However, if leverage plans are delayed, actual results may vary from current projections. If the actual CAD generated continues to be less than the regular distribution to shareholders, such distribution amount may need to be reduced. There is no assurance that the Partnership will be able to generate CAD at levels in excess of the current annual distribution rate. See additional discussion in the “Cash Available for Distributions” section below.

Market Opportunities and Challenges

The management of the Partnership believes the current credit environment continues to create opportunities to acquire existing mortgage revenue bonds from distressed holders at attractive yields.  The Partnership continues to evaluate potential investments in mortgage revenue bonds which are available on the secondary market.  The Partnership believes many of these bonds will meet its investment criteria and that the Partnership has a unique ability to analyze and close on these opportunities while maintaining an ability and willingness to also participate in primary market transactions.

Current credit and real estate market conditions may also create opportunities to acquire quality MF Properties.  The Partnership’s ability to restructure existing debt together with the ability to improve the operations of the multifamily residential properties through our affiliated property management company can position these MF Properties for an eventual financing with mortgage revenue bonds.  The management of the Partnership believes they can selectively acquire MF Properties, restructure debt and improve operations in order to create value to the unitholders in the form of a strong mortgage bond investment.

On the other hand, continued economic weakness in some markets may limit the Partnership’s ability to access additional debt financing that the Partnership uses to partially finance its investment portfolio or otherwise meet its liquidity requirements.  Occupancy rates and rents are directly affected by the supply of, and demand for, multifamily residential properties in the market area in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new multifamily residential property construction and the affordability of single-family homes.  In addition, factors such as government regulation (including zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a multifamily residential property.

Some properties have experienced a loss of occupancy due to market conditions. Overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents, and non-revenue units such as model units and employee units) of the stabilized Residential Properties that the Partnership has financed with mortgage revenue bonds was approximately 90% for the six months ended June 30, 2015 and approximately 91% for the six months ended June 30, 2014.  Overall economic occupancy of the stabilized MF Properties was approximately 91% for the six months ended June 30, 2015 and approximately 84% for the six months ended June 30, 2014. Based on the growth statistics in the markets in which these properties operate, the Partnership expects to see a modest improvement in property operations and profitability.

Cash Available for Distribution

Management utilizes a calculation of CAD as a means to determine the Partnership’s ability to make distributions to unitholders.  The General Partner believes that CAD provides relevant information about its operations and is necessary along with net income for understanding its operating results.  To calculate CAD, the Partnership adds back non-cash expenses consisting of amortization expense related to debt financing costs and bond reissuance costs, interest rate derivative expense or income, provision for loan losses, impairments on bonds, losses related to VIEs including depreciation expense, and income received in cash from transactions which have been eliminated in consolidation, to the Partnership’s net income (loss) as computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and deducts Tier 2 income attributable to the General Partner as defined in the Agreement of Limited Partnership of the Partnership. Net income is the GAAP measure most comparable to CAD. There is no generally accepted methodology for computing CAD, and the Partnership’s computation of CAD may not be comparable to CAD reported by other companies.  Although the Company considers CAD to be a useful measure of its operating performance, CAD is a non-GAAP measure that should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP, or any other measures of financial performance or liquidity presented in accordance with GAAP.

For the three and six months ended June 30, 2015, the Partnership reported $0.16 and $0.25, respectively, of CAD per unit. For the three and six months ended June 30, 2014, the Partnership reported $0.09 and $0.21, respectively, of CAD per unit. For the three and six months ended June 30, 2015, CAD included approximately $0.068 of non-recurring CAD, of which approximately $0.043 of CAD per unit (approximately $2.6 million of CAD) was from the sale of the MF Property. For the three and six months ended June 30, 2014, CAD included approximately $0.011 of CAD per unit (approximately $650,000 of CAD) from the sale of the Autumn Pines mortgage revenue bond. For the six months ended June 30, 2014, CAD included approximately $0.037 of CAD per unit (approximately $2.1 million of CAD) from the redemption of the Lost Creek mortgage revenue bond. The sale and redemption gains were Tier 2 income with 25% allocated to the General Partner.

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income as determined in accordance with GAAP to its CAD):

	For Three Months Ended June 30, 2015	For Three Months Ended June 30, 2014	For Six Months Ended June 30, 2015	For Six Months Ended June 30, 2014
Net income - America First Multifamily Investors L.P.	$8,221,271	$3,658,457	$10,745,750	$9,705,286
Net loss related to VIEs and eliminations due to consolidation	(67,954)	141,682	78,212	254,453
Net income before impact of VIE consolidation	$8,153,317	$3,800,139	$10,823,962	$9,959,739
Change in fair value of derivatives and interest rate derivative amortization	(198,743)	434,071	701,130	609,908
Depreciation and amortization expense (Partnership only)	1,743,317	1,291,497	3,536,095	2,672,063
Provision for loan loss	98,431	—	98,431	—
Tier 2 Income distributable to the General Partner (1)	(854,365)	(218,295)	(854,365)	(927,106)
Developer income (2)	18,159	44,000	18,159	132,000
Bond purchase discount accretion (net of cash received)	729,672	(2,393)	748,571	(25,869)
Depreciation and amortization related to discontinued operations	2,029	2,056	4,065	4,116
CAD	$9,691,817	$5,351,075	$15,076,047	$12,424,851
Weighted average number of units outstanding,
basic and diluted	60,252,928	60,252,928	60,252,928	58,595,469
Net income (loss), basic and diluted, per unit	$0.12	$0.05	$0.16	$0.15
Total CAD per unit	$0.16	$0.09	$0.25	$0.21
Distributions per unit	$0.125	$0.125	$0.25	$0.25
(1) As described in Note 2 to the Company’s condensed consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the shareholders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner. For the three and six months ended June 30, 2015, the Company reported the sale of The Colonial which resulted in an approximately $3.4 million gain and 25% of Tier 2 income due to the General Partner is approximately $854,000. For the three and six months ended June 30, 2014, the Company realized the sale of the Autumn Pines bond which resulted in an approximate $873,000 gain and Tier 2 income due to the General Partner of approximately $218,000. For the six months ended June 30, 2014, the Company realized the redemption of the Lost Creek bond which resulted in an approximate $2.8 million gain and Tier 2 income due to the General Partner of approximately $709,000.
(2) The developer income amount represents cash received by the Partnership for developer and construction management services performed on the 50/50 MF Property mixed-use project in Lincoln, Nebraska.  The development at the University of Nebraska - Lincoln is accounted for as an MF property and the cash received for these fees has been eliminated within the Company’s condensed consolidated financial statements.  For purposes of CAD, management is treating these fees as if received from an unconsolidated entity.

Contractual Obligations

As discussed in the Company’s 2014 Annual Report on Form 10-K, the debt and mortgage obligations of the Company consist of scheduled principal payments on the TOB financing facilities, the TEBS credit facilities with Freddie Mac, and payments on the MF Property mortgages. The Company has the intent and ability to refinance the obligations. For additional discussion, refer to Notes 11, 12 and 18 of the Company’s condensed consolidated financial statements.

The Partnership has the following contractual obligations on June 30, 2015:

	Payments due by period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Long-Term Debt Obligations
Debt financing	$366,145,894	$73,427,364	$166,435,306	$126,283,224	$—
Mortgages payable	$68,694,929	$8,961,688	$31,435,069	$28,298,172	$—
Effective interest rate(s) (1)		2.64%	2.5%	2.71%	—%
Interest (2)	$27,593,758	$9,982,945	$13,335,375	$4,275,438	$—
Purchase Obligations
Forward bond purchase	$38,570,000	$38,570,000	$—	$—	$—
Total	$501,004,581	$130,941,997	$211,205,750	$158,856,834	$—

(1)	Interest rates shown are the average effective rates on June 30, 2015 and include the impact of the Partnership’s interest rate derivatives.

(2)	Interest shown is estimated based upon current effective interest rates through maturity.

Recently Issued Accounting Pronouncements

For a discussion on recently issued accounting pronouncements, see Note 17 to the Company’s condensed consolidated financial statements which are incorporated by reference herein.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk, except as discussed below, from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of the Company’s 2014 Annual Report on Form 10-K.

At June 30, 2015, the terms of the Partnership’s nine interest rate cap agreements are as follows:

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

The Company entered into these interest rate cap agreements to effectively limit the interest payable by the Partnership. See Note 14 to the Company’s condensed consolidated financial statements for discussions related to the derivatives and the valuation methodology used to estimate the fair value of the Company’s interest rate derivative agreements, which discussions are incorporated by reference herein.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures.  The Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, at the end of such period, the Company’s current disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  The Chief Executive Officer and Chief Financial Officer have determined that there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recent fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Company are described in Item 1A “Risk Factors” of the Company’s 2014 Annual Report on Form 10-K. There have been no material changes from these previously disclosed risk factors for the the six months ended June 30, 2015.

Item 6.  Exhibits.

The following exhibits are filed as required by Item 15(a)(3) of this report.  Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

10.1     Credit Agreement dated May 14, 2015 between America First Multifamily Investors, L.P. and Bankers Trust Company (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant on May 20, 2015).

10.2     Revolving Line of Credit Note dated May 14, 2015 executed by America First Multifamily Investors, L.P. and payable to the order of Bankers Trust Company (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the registrant on May 20, 2015).

31.1  Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2  Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1  Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2  Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 The following materials from the Partnership’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on June 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Partners’ Capital for the three and six months ended June 30, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2015 and 2014, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

Date: August 6, 2015	By:	/s/ Mark A. Hiatt
Mark A. Hiatt
Chief Executive Officer

Date: August 6, 2015	By:	/s/ Craig S. Allen
Craig S. Allen
Chief Financial Officer