Form 10-Q
period 2015-09-30
AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
filed 2015-11-05
CIK 1059142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1A	Risk Factors	65
Item 6	Exhibits	65

SIGNATURES	67

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2015	December 31, 2014

Assets
Cash and cash equivalents	$33,111,749	$49,157,571
Restricted cash	9,780,383	11,141,496
Interest receivable	5,551,354	4,121,486
Mortgage revenue bonds held in trust, at fair value (Notes 4 & 11)	499,197,562	378,423,092
Mortgage revenue bonds, at fair value (Note 4)	28,247,980	70,601,045
Public housing capital fund trusts, at fair value (Note 5)	59,876,842	61,263,123
Mortgage-backed securities, at fair value (Note 6)	14,681,587	14,841,558
Real estate assets: (Note 7)
Land and improvements	15,277,733	13,753,493
Buildings and improvements	139,167,496	110,706,173
Real estate assets before accumulated depreciation	154,445,229	124,459,666
Accumulated depreciation	(14,490,131)	(14,108,154)
Net real estate assets	139,955,098	110,351,512
Other assets (Note 8)	34,817,296	31,134,319
Assets held for sale (Note 9)	13,180,667	13,204,015
Total Assets	$838,400,518	$744,239,217

Liabilities
Accounts payable, accrued expenses, and other liabilities	$6,468,124	$4,123,346
Distribution payable	7,895,646	7,617,390
Lines of Credit (Note 10)	6,425,261	—
Debt financing (Note 11)	447,606,493	345,359,000
Mortgages payable (Note 12)	68,494,688	76,707,834
Derivative swap, at fair value (Note 14)	1,539,781	—
Liabilities held for sale (Note 9)	516,592	503,743
Total Liabilities	538,946,585	434,311,313

Commitments and Contingencies (Note 16)

Partners' Capital
General Partner (Note 2)	473,783	578,238
Beneficial Unit Certificate holders	320,116,172	330,457,117
Unallocated deficit of Consolidated VIEs	(21,143,357)	(21,091,456)
Total Partners' Capital	299,446,598	309,943,899
Noncontrolling interest (Note 7)	7,335	(15,995)
Total Capital	299,453,933	309,927,904
Total Liabilities and Partners' Capital	$838,400,518	$744,239,217
The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues:
Property revenues	$4,124,413	$3,675,140	$12,512,775	$9,959,704
Investment income	8,485,518	6,958,323	25,853,963	19,405,356
Gain on sale of MF Properties	1,187,807	—	4,605,269	—
Gain on mortgage revenue bond - sale and redemption	—	—	—	3,684,898
Other interest income	287,134	222,074	739,057	672,974
Other income	—	188,000	—	188,000
Total revenues	14,084,872	11,043,537	43,711,064	33,910,932
Expenses:
Real estate operating (exclusive of items shown below)	2,933,278	2,091,706	7,679,583	5,549,397
Provision for loan loss	—	75,000	—	75,000
Recovery of loss on receivables	(98,431)	—	—	—
Depreciation and amortization	1,829,026	1,593,312	5,365,121	4,265,375
Interest	4,754,119	2,575,873	11,683,429	7,029,058
General and administrative	2,380,497	1,409,688	6,214,093	4,079,493
Total expenses	11,798,489	7,745,579	30,942,226	20,998,323
Income from continuing operations	2,286,383	3,297,958	12,768,838	12,912,609
Income from discontinued operations	253,894	6,722	516,609	96,880
Net income	2,540,277	3,304,680	13,285,447	13,009,489
Net loss attributable to noncontrolling interest	(372)	(3,149)	(952)	(3,626)
Net income - America First Multifamily Investors, L.P.	$2,540,649	$3,307,829	$13,286,399	$13,013,115

Net income (loss) allocated to:
General Partner	$310,217	$34,731	$1,238,647	$1,024,350
Limited Partners - Unitholders	2,204,121	3,438,330	12,099,653	12,408,450
Unallocated gain (loss) of Consolidated Property VIEs	26,311	(165,232)	(51,901)	(419,685)
Noncontrolling interest	(372)	(3,149)	(952)	(3,626)
	$2,540,277	$3,304,680	$13,285,447	$13,009,489
Unitholders' interest in net income per unit (basic and diluted):
Income from continuing operations	$0.04	$0.06	$0.19	$0.21
Income from discontinued operations	—	—	0.01	—
Net income, basic and diluted, per unit	$0.04	$0.06	$0.20	$0.21
Distributions declared, per unit	$0.125	$0.125	$0.375	$0.375
Weighted average number of units outstanding, basic and diluted	60,252,928	60,252,928	60,252,928	59,154,027

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$2,540,277	$3,304,680	$13,285,447	$13,009,489
Unrealized gain on securities	20,864,402	16,179,249	2,600,295	52,089,784
Net realized loss on securities	—	—	—	(2,153,764)
Unrealized (loss) gain on bond purchase commitments	2,451,927	2,634,574	(2,444,487)	7,821,118
Comprehensive income - America First Multifamily Investors, L.P.	$25,856,606	$22,118,503	$13,441,255	$70,766,627

Comprehensive income (loss) allocated to:
General Partner	$543,380	$222,869	$1,240,205	$1,601,921
Limited Partners - Unitholders	25,287,287	22,064,015	12,253,903	69,588,017
Unallocated gain (loss) of Consolidated Property VIEs	26,311	(165,232)	(51,901)	(419,685)
Noncontrolling interest	(372)	(3,149)	(952)	(3,626)
Comprehensive income - America First Multifamily Investors, L.P.	$25,856,606	$22,118,503	$13,441,255	$70,766,627

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 and 2014
(UNAUDITED)

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non- controlling Interest	Total	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$578,238	60,252,928	$330,457,117	$(21,091,456)	$(15,995)	$309,927,904	$51,698,418
Distributions paid or accrued	(1,344,660)		(22,594,848)	—	—	(23,939,508)	—
Bond redemption related to MF Property acquisition	(6,309)		(624,610)	—	—	(630,919)	(630,919)
Sale of MF Property	—		—	—	24,282	24,282	—
Net income (loss)	1,238,647		12,099,653	(51,901)	(952)	13,285,447	—
Unrealized gain on securities	32,312		3,198,902	—	—	3,231,214	3,231,214
Unrealized loss on bond purchase commitments	(24,445)		(2,420,042)	—	—	(2,444,487)	(2,444,487)
Balance at September 30, 2015	$473,783	60,252,928	$320,116,172	$(21,143,357)	$7,335	$299,453,933	$51,854,226

	General Partner	# of Units	Beneficial Unit Certificate Holders	Unallocated Deficit of Consolidated VIEs	Non- controlling Interest	Total	Accumulated Other Comprehensive Income
Balance at January 1, 2014	$16,671	51,052,928	$223,573,312	$(20,455,896)	$(11,322)	$203,122,765	$(20,128,314)
Sale of beneficial unit certificates		9,200,000	51,288,699	—	—	51,288,699	—
Redemption and sale of mortgage revenue bonds	(24,137)		(2,389,576)	—	—	(2,413,713)	(2,413,713)
Sale of MBS	2,599		257,350			259,949	259,949
Distributions paid or accrued	(1,127,243)		(22,594,848)	—	—	(23,722,091)	—
Net income (loss)	1,024,350		12,408,450	(419,685)	(3,626)	13,009,489	—
Unrealized gain on securities	520,898		51,568,886	—	—	52,089,784	52,089,784
Unrealized gain on bond purchase commitments	78,211		7,742,907	—	—	7,821,118	7,821,118
Balance at September 30, 2014	$491,349	60,252,928	$321,855,180	$(20,875,581)	$(14,948)	$301,456,000	$37,628,824

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For Nine Months Ended,
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net income	$13,285,447	$13,009,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,665,869	4,967,428
Non-cash loss on derivatives	1,955,694	766,105
Bond premium/discount amortization	244,925	(141,259)
Provision for loan loss	—	75,000
Gain on mortgage revenue bond - redemption	—	(3,684,898)
Gain on the sale of an MF Properties	(4,605,269)	—
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in interest receivable	(2,782,579)	(1,906,569)
Increase in other assets	(1,133,317)	(1,111,332)
Decrease (increase) in accounts payable and accrued expenses	1,642,909	(1,035,286)
Net cash provided by operating activities	14,273,679	10,938,678
Cash flows from investing activities:
Capital expenditures	(3,357,988)	(17,371,032)
Acquisition of mortgage revenue bonds	(137,805,000)	(107,770,827)
Restructure and acquisition of interest rate derivative	(562,088)	(1,382,900)
Proceeds from sale of MF Property	16,196,510	—
Cash realized from the Bond exchange for the Suites on Paseo Property	514,094	—
Proceeds from the mortgage revenue bond and MBS sale and redemption	—	35,483,230
Restricted cash - debt collateral released	1,010,000	1,999,973
Restricted cash - M24 and M31 TEBS financing facilities released	5,537,477	—
Restricted cash - M33 and M31 TEBS financing facilities paid	(4,815,000)	(6,252,000)
Principal payments received on mortgage revenue bonds	22,323,371	6,665,718
Increase in restricted cash	(106,709)	(475,208)
Net increase in notes receivable	(2,803,595)	(138,693)
Acquisition of taxable bonds	(500,000)	—
Principal payments received on taxable loans	71,979	—
Assets purchased - held for investment	(280,572)	—
Net cash used in investing activities	(104,577,521)	(89,241,739)
Cash flows from financing activities:
Distributions paid	(23,661,252)	(22,560,474)
Proceeds from debt financing	269,805,000	168,795,000
Proceeds from the sale of beneficial unit certificates	—	54,740,000
Payment of offering costs related to the sale of beneficial unit certificates	—	(3,451,301)
Principal payments on debt financing	(167,557,507)	(79,112,000)
Principal payments on mortgages payable	(8,213,146)	(2,824,041)
Principal borrowings on lines of credit	61,764,261	—
Principal payments on lines of credit	(55,339,000)	—
Principal borrowings on mortgages payable	—	18,322,562
Increase in liabilities related to restricted cash	106,709	475,208
Debt financing costs	(2,646,859)	(2,888,232)
Net cash provided by financing activities	74,258,206	131,496,722
Net (decrease) increase in cash and cash equivalents	(16,045,636)	53,193,661
Cash and cash equivalents at beginning of period, including cash and cash equivalents of discontinued operations of $35,772 and $25,976, respectively	49,193,343	11,318,015
Cash and cash equivalents at end of period, including cash and cash equivalents of discontinued operations of $35,958 and $48,745, respectively	$33,147,707	$64,511,676

AMERICA FIRST MULTIFAMILY INVESTORS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - continued)

	For Nine months Ended,
	September 30, 2015	September 30, 2014
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,707,113	$6,043,660
Distributions declared but not paid	$7,895,646	$7,607,693
Supplemental disclosure of non cash activities:
Capital expenditures financed through accounts and notes payable	$34,131	$3,005,210
Exchange of Suites on Paseo assets held for the Suites on Paseo Property	$42,665,912	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(UNAUDITED)

1.  Basis of Presentation

General

America First Multifamily Investors, L.P. (the “Partnership”) was formed on April 2, 1998, under the Delaware Revised Uniform Limited Partnership Act. The Partnership’s general partner is America First Capital Associates Limited Partnership Two (“AFCA 2” or “General Partner”).  The general partner of AFCA2 is The Burlington Capital Group LLC (“Burlington”). The Partnership has issued Beneficial Unit Certificates (“BUCs”) representing assigned limited partner interests to investors. The affairs of the Partnership and the conduct of its business are governed by the America First Multifamily Investors, L.P. First Amended and Restated Agreement of Limited Partnership dated September 15, 2015 (the “Amended and Restated LP Agreement”).

The Partnership’s primary purpose is to acquire, hold, sell and otherwise deal with a portfolio of mortgage revenue bonds which were issued to provide construction and/or permanent financing for affordable multifamily, student housing, and senior citizen residential properties (collectively “Residential Properties”) and commercial properties. The Partnership expects and believes the interest earned on these mortgage revenue bonds is excludable from gross income for federal income tax purposes.

The Partnership has also invested in other types of securities that may or may not be secured by real estate and may make property loans secured by multifamily residential properties which are financed by mortgage revenue bonds held by the Partnership.  The Partnership generally has not sought to acquire direct interests in real property as long term or permanent investments.  The Partnership has, however, acquired real estate securing its mortgage revenue bonds or property loans through foreclosure in the event of a default.  In addition, the Partnership has acquired interests in multifamily, student, and senior citizen residential properties (“MF Properties”) in order to position itself for future investments in mortgage revenue bonds issued to finance these properties. The Partnership expects to sell its interest in these MF Properties in connection with the future syndication of low income housing tax credits under Section 42 of the Internal Revenue Code (“LIHTCs”) or to a tax-exempt organization and to acquire mortgage revenue bonds on these properties to provide debt financing to the new owners.

The “Company” refers to the Partnership and the Consolidated VIEs (defined below). The Company’s condensed consolidated financial statements reported in this Form 10-Q include the financial position and results of operations of the Partnership, the MF Properties which are owned by the Partnership and owned by various limited partnerships in which one of the Partnership’s wholly-owned subsidiaries holds a 99% limited partner interest, and two entities in which the Partnership does not hold an ownership interest but which own multifamily residential properties financed with mortgage revenue bonds held by the Partnership and which are treated as variable interest entities (“VIEs”) of which the Partnership has been determined to be the primary beneficiary (the “Consolidated VIEs”). The Consolidated VIEs are reported as discontinued operations in the Company’s condensed consolidated financial statements for all periods presented. On September 30, 2015, the consolidated subsidiaries of the Partnership (the “Consolidated Subsidiaries”) consist of:

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

•
ATAX TEBS III, LLC, a special purpose entity owned and controlled by the Partnership, created in 2015 to hold mortgage revenue bonds in order to facilitate the third TEBS Financing (“M33 TEBS Financing”) with Freddie Mac (see Note 11).

•	Eight MF Properties which are either wholly or majority owned by the Partnership or subsidiaries of the Partnership.

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

The unallocated deficit of the Consolidated VIEs is primarily comprised of the accumulated historical net losses of the Consolidated VIEs since the applicable consolidation date. The unallocated deficit of the VIEs and the VIEs’ net losses subsequent to that date are not allocated to the General Partner and Unitholders as such activity is not contemplated by, or addressed in, the Amended and Restated LP Agreement. The purpose of the Partnership is to acquire, hold, sell and otherwise deal with investments which have been issued to provide construction and/or permanent financing for Residential Properties and other commercial properties. The Mortgage Revenue Bonds, the Public Housing Capital Fund Trust, and the Mortgage-Backed Securities segments fulfill this purpose, are long-term investments, and the properties which collateralize the mortgage revenue bonds are not owned or managed by the Partnership. The MF Property segment is comprised of indirectly owned, actively managed, and controlled multifamily properties. The MF Properties included in this segment are typically financed with third party mortgages.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The accompanying interim unaudited Company’s condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The Company’s condensed consolidated financial statements should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. These condensed consolidated financial statements and notes have been prepared consistently with the 2014 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary to present fairly the financial position on September 30, 2015, and the results of operations for the interim periods presented have been made. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

2.  Partnership Income, Expenses and Cash Distributions

The Amended and Restated LP Agreement contains provisions for the distribution of Net Interest Income, Net Residual Proceeds and Liquidation Proceeds, for the allocation of income or loss from operations and for the allocation of income and loss arising from a repayment, sale, or liquidation of investments.  Income and losses will be allocated to each unitholder on a periodic basis, as determined by the General Partner, based on the number of BUCs held by each unitholder on the last day of the period for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each unitholder of record on the last day of each distribution period based on the number of BUCs held by each unitholder on such date. For purposes of the Amended and Restated LP Agreement, cash distributions, if any, received by the Partnership from its investment in MF Properties (see Note 7) will be included in the Partnership’s Interest Income and cash distributions received by the Partnership from the sale of such properties will be included in the Partnership’s Residual Proceeds.

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

On September 30, 2015 and December 31, 2014, the Partnership determined that thirteen of the entities financed by mortgage revenue bonds owned by the Partnership were held by VIEs.  The Partnership then determined that it is the primary beneficiary of two of these VIEs: Bent Tree and Fairmont Oaks and has consolidated these entities. The primary purpose of the Company is to acquire, hold, sell and otherwise deal with mortgage revenue bonds and other instruments which have been issued to provide construction and/or permanent financing for Residential Properties and other commercial properties. The Mortgage Revenue Bonds, the Public Housing Capital Fund Trust, and the Mortgage-Backed Securities segments fulfill this purpose, are long-term investments, and the properties which collateralize the mortgage revenue bonds are not owned or managed by the Company. The MF Property segment is comprised of indirectly owned, actively managed, and controlled multifamily properties. The MF Properties included in this segment are typically financed with third party mortgages.

In April 2015, the Partnership entered into separate brokerage contracts to sell Bent Tree and Fairmont Oaks. As a result, these entities met the criteria for discontinued operations presentation and have been classified as such in the Company’s condensed consolidated financial statements for all periods presented. The Company has also eliminated the Consolidated VIE segment as a reportable segment (see Notes 1, 7, 9, and 19).

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

Consolidated VIEs

In determining the primary beneficiary of these VIEs, the Partnership considers the activities of the VIE which most significantly impact the VIEs’ economic performance, who has the power to control such activities, the risks which the entities were designed to create, the variability associated with those risks and the interests which absorb such variability.  The Partnership also considers the related party relationship of the entities involved in the VIEs.  On September 30, 2015 and December 31, 2014, the Partnership determined it is the primary beneficiary of the Bent Tree and Fairmont Oaks VIEs, which are classified as discontinued operations in the Company’s condensed consolidated financial statements.

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

Non-Consolidated VIEs

The Company did not consolidate eleven VIE entities on September 30, 2015 based on its determination of the primary beneficiary of these eleven VIE entities. As discussed below, while the capital structures of these VIEs resulted in the Partnership holding a majority of the variable interests in these VIEs, the Partnership determined it does not have the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance and, as a result, is not the primary beneficiary of these VIEs.

The following table presents information regarding the non-consolidated VIEs held by the Company on September 30, 2015:

	September 30, 2015
	Balance Sheet Classification		Maximum Exposure to Loss
	Mortgage Revenue Bond	Property Loan	Mortgage Revenue Bond	Property Loan
Ashley Square Apartments	$5,572,262	$1,482,000	$5,114,000	$7,839,749
Bruton Apartments	19,648,516	—	18,145,000	—
Cross Creek	8,903,193	3,619,116	6,095,463	3,619,116
Glenview Apartments	6,850,865	—	6,723,000	—
Harden Ranch	7,531,277	—	6,960,000	—
Montclair Apartments	3,529,444	—	3,458,000	—
Santa Fe Apartments	4,867,300	—	4,736,000	—
Seasons at Simi Valley	6,539,709	—	6,320,000	—
Silver Moon Lodge Apartments	9,060,239	2,819,183	7,995,983	2,819,183
Tyler Park Apartments	6,478,195	—	6,075,000	—
Westside Village Market	4,233,487	—	3,970,000	—
	$83,214,487	$7,920,299	$75,592,446	$14,278,048

The mortgage revenue bonds are classified on the balance sheet as available for sale investments and are carried at fair value. Property loans are presented on the balance sheet as Other Assets and are carried at the unpaid principal less any loan loss reserves.  Note 4 includes additional information regarding the mortgage revenue bonds and Note 8 includes additional information regarding the property loans.  The maximum exposure to loss for the mortgage revenue bonds is equal to the unpaid principal balance on September 30, 2015.  The difference between the mortgage revenue bond’s carrying value and the maximum exposure to loss is a function of the fair value of the bond.  The difference between the property loan’s carrying value and the maximum exposure is the value of loan loss reserves that have been previously recorded against the outstanding property loan balances.

The following tables present the effects of the consolidation of the Consolidated VIEs on the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations on September 30, 2015 and December 31, 2014:

Condensed Consolidating Balance Sheets

	Partnership on September 30, 2015	Consolidated VIEs on September 30, 2015	Consolidation -Elimination on September 30, 2015	Total on September 30, 2015
Assets
Cash and cash equivalents	$33,111,749	$—	$—	$33,111,749
Restricted cash	9,780,383	—	—	9,780,383
Interest receivable	5,551,354	—	—	5,551,354
Mortgage revenue bonds held in trust, at fair value	499,197,562	—	—	499,197,562
Mortgage revenue bonds, at fair value	28,247,980	—	—	28,247,980
Public housing capital fund trusts, at fair value	59,876,842	—	—	59,876,842
Mortgage-backed securities, at fair value	14,681,587	—	—	14,681,587
Real estate assets:
Land and improvements	15,277,733	—	—	15,277,733
Buildings and improvements	139,167,496	—	—	139,167,496
Real estate assets before accumulated depreciation	154,445,229	—	—	154,445,229
Accumulated depreciation	(14,490,131)	—	—	(14,490,131)
Net real estate assets	139,955,098	—	—	139,955,098
Other assets	34,817,296	—	—	34,817,296
Assets held for sale	27,603,810	13,419,727	(27,842,870)	13,180,667
Total Assets	$852,823,661	$13,419,727	$(27,842,870)	$838,400,518

Liabilities
Accounts payable, accrued expenses and other liabilities	$6,468,124	$—	$—	$6,468,124
Distribution payable	7,895,646	—	—	7,895,646
Lines of Credit	6,425,261	—	—	6,425,261
Debt financing	447,606,493	—	—	447,606,493
Mortgage payable	68,494,688	—	—	68,494,688
Derivative swap	1,539,781	—	—	1,539,781
Liabilities held for sale	—	38,038,532	(37,521,940)	516,592
Total Liabilities	538,429,993	38,038,532	(37,521,940)	538,946,585
Partners' Capital
General Partner	473,783	—	—	473,783
Beneficial Unit Certificate holders	313,912,550	—	6,203,622	320,116,172
Unallocated loss of Consolidated VIEs	—	(24,618,805)	3,475,448	(21,143,357)
Total Partners' Capital	314,386,333	(24,618,805)	9,679,070	299,446,598
Noncontrolling interest	7,335	—	—	7,335
Total Capital	314,393,668	(24,618,805)	9,679,070	299,453,933
Total Liabilities and Partners' Capital	$852,823,661	$13,419,727	$(27,842,870)	$838,400,518

	Partnership on December 31, 2014	Consolidated VIEs on December 31, 2014	Consolidation -Elimination on December 31, 2014	Total on December 31, 2014
Assets
Cash and cash equivalents	$49,157,571	$—	$—	$49,157,571
Restricted cash	11,141,496	—	—	11,141,496
Interest receivable	4,121,486	—	—	4,121,486
Mortgage revenue bonds held in trust, at fair value	378,423,092	—	—	378,423,092
Mortgage revenue bonds, at fair value	70,601,045	—	—	70,601,045
Public housing capital fund trusts, at fair value	61,263,123	—	—	61,263,123
Mortgage-backed securities, at fair value	14,841,558	—	—	14,841,558
Real estate assets:
Land and improvements	13,753,493	—	—	13,753,493
Buildings and improvements	110,706,173	—	—	110,706,173
Real estate assets before accumulated depreciation	124,459,666	—	—	124,459,666
Accumulated depreciation	(14,108,154)	—	—	(14,108,154)
Net real estate assets	110,351,512	—	—	110,351,512
Other assets	31,134,319	—	—	31,134,319
Assets held for sale	27,640,053	13,456,861	(27,892,899)	13,204,015
Total Assets	$758,675,255	$13,456,861	$(27,892,899)	$744,239,217

Liabilities
Accounts payable, accrued expenses and other liabilities	$4,123,346	$—	$—	$4,123,346
Distribution payable	7,617,390	—	—	7,617,390
Debt financing	345,359,000	—	—	345,359,000
Mortgages payable	76,707,834	—	—	76,707,834
Liabilities held for sale	—	36,956,477	(36,452,734)	503,743
Total Liabilities	433,807,570	36,956,477	(36,452,734)	434,311,313
Partners' Capital
General Partner	578,238	—	—	578,238
Beneficial Unit Certificate holders	324,305,442	—	6,151,675	330,457,117
Unallocated deficit of Consolidated VIEs	—	(23,499,616)	2,408,160	(21,091,456)
Total Partners' Capital	324,883,680	(23,499,616)	8,559,835	309,943,899
Noncontrolling interest	(15,995)	—	—	(15,995)
Total Capital	324,867,685	(23,499,616)	8,559,835	309,927,904
Total Liabilities and Partners' Capital	$758,675,255	$13,456,861	$(27,892,899)	$744,239,217

Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2015 and 2014:

	Partnership For the Three Months Ended September 30, 2015	Consolidated VIEs For the Three Months Ended September 30, 2015	Consolidation -Elimination For the Three Months Ended September 30, 2015	Total For the Three Months Ended September 30, 2015
Revenues:
Property revenues	$4,124,413	$—	$—	$4,124,413
Investment income	8,485,518	—	—	8,485,518
Gain on sale of MF Property	1,187,807	—	—	1,187,807
Other interest income	287,134	—	—	287,134
Total revenues	14,084,872	—	—	14,084,872
Expenses:
Real estate operating (exclusive of items shown below)	2,933,278	—	—	2,933,278
Recovery of loss on receivables	(98,431)	—	—	(98,431)
Depreciation and amortization	1,829,026	—	—	1,829,026
Interest	4,754,119	—	—	4,754,119
General and administrative	2,380,497	—	—	2,380,497
Total expenses	11,798,489	—	—	11,798,489
Income from continuing operations	2,286,383	—	—	2,286,383
Income (loss) from discontinued operations	227,583	(334,164)	360,475	253,894
Net income (loss)	2,513,966	(334,164)	360,475	2,540,277
Net loss attributable to noncontrolling interest	(372)	—	—	(372)
Net income (loss) - America First Multifamily Investors, L. P.	$2,514,338	$(334,164)	$360,475	$2,540,649

	Partnership For the Three Months Ended September 30, 2014	Consolidated VIEs For the Three Months Ended September 30, 2014	Consolidation -Elimination For the Three Months Ended September 30, 2014	Total For the Three Months Ended September 30, 2014
Revenues:
Property revenues	$3,675,140	$—	$—	$3,675,140
Investment income	6,958,323	—	—	6,958,323
Other interest income	222,074	—	—	222,074
Other Income	188,000	—	—	188,000
Total revenues	11,043,537	—	—	11,043,537
Expenses:
Real estate operating (exclusive of items shown below)	2,091,706	—	—	2,091,706
Provision for loan loss	75,000	—	—	75,000
Depreciation and amortization	1,593,312	—	—	1,593,312
Interest	2,575,873	—	—	2,575,873
General and administrative	1,409,688	—	—	1,409,688
Total expenses	7,745,579	—	—	7,745,579
Income from continuing operations	3,297,958	—	—	3,297,958
Income (loss) from discontinued operations	171,954	(505,338)	340,106	6,722
Net income (loss)	3,469,912	(505,338)	340,106	3,304,680
Net loss attributable to noncontrolling interest	(3,149)	—	—	(3,149)
Net income (loss) - America First Multifamily Investors, L. P.	$3,473,061	$(505,338)	$340,106	$3,307,829

	Partnership For the Nine Months Ended September 30, 2015	Consolidated VIEs For the Nine Months Ended September 30, 2015	Consolidation -Elimination For the Nine Months Ended September 30, 2015	Total For the Nine Months Ended September 30, 2015
Revenues:
Property revenues	$12,512,775	$—	$—	$12,512,775
Investment income	25,853,963	—	—	25,853,963
Gain on sale of MF Properties	4,605,269	—	—	4,605,269
Other interest income	739,057	—	—	739,057
Total revenues	43,711,064	—	—	43,711,064
Expenses:
Real estate operating (exclusive of items shown below)	7,679,583	—	—	7,679,583
Depreciation and amortization	5,365,121	—	—	5,365,121
Interest	11,683,429	—	—	11,683,429
General and administrative	6,214,093	—	—	6,214,093
Total expenses	30,942,226	—	—	30,942,226
Income from continuing operations	12,768,838	—	—	12,768,838
Income (loss) from discontinued operations	568,510	(1,119,191)	1,067,290	516,609
Net income (loss)	13,337,348	(1,119,191)	1,067,290	13,285,447
Net loss attributable to noncontrolling interest	(952)	—	—	(952)
Net income (loss) - America First Multifamily Investors, L. P.	$13,338,300	$(1,119,191)	$1,067,290	$13,286,399

	Partnership For the Nine Months Ended September 30, 2014	Consolidated VIEs For the Nine Months Ended September 30, 2014	Consolidation -Elimination For the Nine Months Ended September 30, 2014	Total For the Nine Months Ended September 30, 2014
Revenues:
Property revenues	$9,959,704	$—	$—	$9,959,704
Investment income	19,405,356	—	—	19,405,356
Gain on mortgage revenue bond redemption	3,684,898			3,684,898
Other interest income	672,974	—	—	672,974
Other income	188,000	—	—	188,000
Total revenues	33,910,932	—	—	33,910,932
Expenses:
Real estate operating (exclusive of items shown below)	5,549,397	—	—	5,549,397
Provision for loan loss	75,000	—	—	75,000
Depreciation and amortization	4,265,375	—	—	4,265,375
Interest	7,029,058	—	—	7,029,058
General and administrative	4,079,493	—	—	4,079,493
Total expenses	20,998,323	—	—	20,998,323
Income from continuing operations	12,912,609	—	—	12,912,609
Income (loss) from discontinued operations	516,565	(1,426,463)	1,006,778	96,880
Net income (loss)	13,429,174	(1,426,463)	1,006,778	13,009,489
Net loss attributable to noncontrolling interest	(3,626)	—	—	(3,626)
Net income (loss) - America First Multifamily Investors, L. P.	$13,432,800	$(1,426,463)	$1,006,778	$13,013,115

4.  Investments in Mortgage Revenue Bonds

The mortgage revenue bonds owned by the Company have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties and do not include the mortgage revenue bonds issued with respect to properties owned by Consolidated VIEs, which are classified as discontinued operations, on September 30, 2015 and December 31, 2014. Mortgage revenue bonds are either held directly by the Partnership or are held in trusts created in connection with debt financing transactions (see Note 11). The Partnership’s investments in mortgage revenue bonds on the dates shown are as follows:

	September 30, 2015
Description of Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Arbors at Hickory Ridge (3)	$11,566,976	$1,537,005	$—	$13,103,981
Ashley Square (1)	5,114,000	458,262	—	5,572,262
Avistar at Chase Hill A Bond (3)	9,957,357	1,140,898	—	11,098,255
Avistar at the Crest A Bond (3)	9,658,636	1,106,671	—	10,765,307
Avistar at the Oaks A Bond (3)	7,794,525	954,785	—	8,749,310
Avistar at the Parkway A Bond (4)	13,300,000	81,808	—	13,381,808
Avistar in 09 A Bond (3)	6,730,273	730,354	—	7,460,627
Avistar on the Boulevard A Bond (3)	16,454,530	1,548,219	—	18,002,749
Avistar on the Hills A Bond (3)	5,385,217	584,391	—	5,969,608
Bella Vista (1)	6,430,000	614,644	—	7,044,644
Bridle Ridge (1)	7,595,000	645,575	—	8,240,575
Brookstone (1)	7,469,252	1,663,402	—	9,132,654
Bruton Apartments (2)	18,145,000	1,503,516	—	19,648,516
Concord at Gulfgate A Bond (2)	17,060,000	862,126	—	17,922,126
Concord at Little York A Bond (2)	12,480,000	630,743	—	13,110,743
Concord at Williamcrest A Bond (2)	18,020,000	910,663	—	18,930,663
Copper Gate Apartments (3)	5,220,000	544,237	—	5,764,237
Cross Creek (1)	6,095,463	2,807,730	—	8,903,193
Decatur Angle (2)	23,000,000	1,094,952	—	24,094,952
Glenview Apartments A Bond (4)	4,670,000	140,594	—	4,810,594
Greens Property A Bond (3)	8,312,000	983,623	—	9,295,623
Harden Ranch A Bond (3)	6,960,000	571,277	—	7,531,277
Heritage Square A Bond (4)	11,185,000	67,782	—	11,252,782
Lake Forest (1)	8,796,000	1,055,791	—	9,851,791
Live 929 Apartments (2)	40,822,598	4,262,624	—	45,085,222
Montclair Apartments A Bond (4)	2,530,000	76,168	—	2,606,168
Pro Nova 2014-1 and 2014-2 (2)	19,382,099	771,618	—	20,153,717
Ohio Properties A Bonds (1)	14,335,000	2,604,402	—	16,939,402
Renaissance A Bond (4)	11,475,663	1,007,469	—	12,483,132
Runnymede (1)	10,395,000	1,199,375	—	11,594,375
Santa Fe Apartments A Bond (4)	3,065,000	139,805	—	3,204,805
Silver Moon A Bond (4)	7,995,983	1,064,256	—	9,060,239
Southpark (1)	11,900,457	3,670,256	—	15,570,713
The Palms at Premier Park Apartments (3)	20,043,237	2,112,835	—	22,156,072
Tyler Park Apartments A Bond (3)	6,075,000	403,195	—	6,478,195
Vantage at Harlingen B Bond (4)	24,575,000	1,605,115	—	26,180,115
Vantage at Judson B Bond (4)	26,540,000	2,628,931	—	29,168,931
Westside Village Market A Bond (3)	3,970,000	263,487	—	4,233,487
Woodlynn Village (1)	4,371,000	273,712	—	4,644,712
Mortgage revenue bonds held in trust	$454,875,266	$44,322,296	$—	$499,197,562
(1) Mortgage revenue bonds owned by ATAX TEBS I, LLC, see Note 11
(2) Mortgage revenue bonds held by Deutsche Bank in a secured financing transaction, see Note 11
(3) Mortgage revenue bonds owned by ATAX TEBS II, LLC, see Note 11
(4) Mortgage revenue bonds owned by ATAX TEBS III, LLC, see Note 11

	September 30, 2015
Description of Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Avistar at Chase Hill B Bond	$963,011	$94,072	$—	$1,057,083
Avistar at the Crest B Bond	757,434	73,993	—	831,427
Avistar at the Oaks B Bond	553,813	54,379	—	608,192
Avistar at the Parkway B Bond	125,000	30,042	—	155,042
Avistar in 09 B Bond	456,846	44,858	—	501,704
Avistar on the Boulevard B Bond	450,070	43,966	—	494,036
Concord at Gulfgate B Bond	2,125,000	613,794	—	2,738,794
Concord at Little York B Bond	960,000	252,621	—	1,212,621
Concord at Williamcrest B Bond	2,800,000	572,669	—	3,372,669
Glenview Apartments B Bond	2,053,000	—	(12,729)	2,040,271
Greens Property B Bond	943,847	253,494	—	1,197,341
Heritage Square B Bond	520,000	124,101	—	644,101
Montclair Apartments B Bond	928,000	—	(4,724)	923,276
Ohio Properties B Bonds	3,566,060	703,159	—	4,269,219
Santa Fe Apartments B Bond	1,671,000	—	(8,505)	1,662,495
Seasons at Simi Valley	6,320,000	219,709	—	6,539,709
Mortgage revenue bonds	$25,193,081	$3,080,857	$(25,958)	$28,247,980

	December 31, 2014
Description of Mortgage Revenue Bonds	Cost adjusted for pay-downs	Unrealized Gains	Unrealized Loss	Estimated Fair Value
Arbors at Hickory Ridge (3)	$11,570,933	$1,792,303	$—	$13,363,236
Ashley Square (1)	5,159,000	486,559	—	5,645,559
Avistar at Chase Hill A Bond (3)	10,000,000	1,196,800	—	11,196,800
Avistar at the Crest A Bond (3)	9,700,000	1,419,692	—	11,119,692
Avistar at the Oaks A Bond(3)	7,800,000	869,622	—	8,669,622
Avistar in 09 A Bond (3)	6,735,000	750,885	—	7,485,885
Avistar on the Boulevard A Bond (3)	16,525,000	2,418,599	—	18,943,599
Avistar on the Hills A Bond (3)	5,389,000	743,520	—	6,132,520
Bella Vista (1)	6,490,000	625,571	—	7,115,571
Bridle Ridge (1)	7,655,000	659,249	—	8,314,249
Brookstone (1)	7,468,888	1,360,589	—	8,829,477
Bruton Apartments (2)	18,145,000	1,455,955	—	19,600,955
Copper Gate Apartments (3)	5,220,000	563,656	—	5,783,656
Cross Creek (1)	6,074,817	2,542,262	—	8,617,079
Decatur Angle (2)	23,000,000	919,540	—	23,919,540
Greens Property A Bond (3)	8,366,000	1,005,119	—	9,371,119
Harden Ranch A Bond (3)	6,960,000	511,421	—	7,471,421
Lake Forest (1)	8,886,000	1,003,614	—	9,889,614
Live 929 Apartments (2)	40,895,739	3,797,745	—	44,693,484
Pro Nova 2014-1 and 2014-2 (2)	20,095,169	1,043,431	—	21,138,600
Ohio Properties A Bonds (1)	14,407,000	2,444,034	—	16,851,034
Runnymede (1)	10,440,000	1,385,910	—	11,825,910
Southpark (1)	11,842,206	3,743,692	—	15,585,898
The Palms at Premier Park Apartments (3)	20,152,000	2,680,619	—	22,832,619
The Suites on Paseo (2)	35,450,000	3,193,691	—	38,643,691
Tyler Park Apartments A Bond (3)	6,075,000	345,060	—	6,420,060
Westside Village Market A Bond (3)	3,970,000	225,496	—	4,195,496
Woodlynn Village (1)	4,390,000	376,706	—	4,766,706
Mortgage revenue bonds held in trust	$338,861,752	$39,561,340	$—	$378,423,092
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

In September 2015 the owner of the Suites on Paseo property and the Partnership mutually agreed to exchange the deed for the Suites on Paseo property for approximately $41.0 million Series A and B mortgage revenue bonds plus accrued interest. These mortgage revenue bonds were subsequently collapsed. The following provides further background of the circumstances related to the Suites on Paseo. On June 1, 2015, the Suites on Paseo was unable to pay the Partnership the interest due on the Series A and B mortgage revenue bonds. On June 25, 2015, the Partnership received a $500,000 payment, to be applied to accrued interest owed to the Partnership on June 1, 2015, which left approximately $674,000 as interest receivable. The Partnership issued a forbearance agreement, deferring the payment of the remaining June 1, 2015 unpaid interest due, until September 1, 2015. In addition, during the eight months ended September 1, 2015, the Partnership advanced approximately $1.1 million to the Suites on Paseo, including the interest on such advances. The Partnership completed a discounted cash flow (“DCF”) analysis of the Suites on Paseo and concluded the fair market value of the Suites on Paseo was approximately equal to the amount the Partnership had invested into the Suites on Paseo, approximately $43.4 million. On September 30, 2015, the Partnership reported the Suites on Paseo property as an MF Property (see Notes 7 and 8).

In August 2015, the Partnership acquired Series 2015 A-1 mortgage revenue bond with a par value of approximately $4.4 million and a stated annual interest rate of 5.75% which will mature on September 1, 2032. In addition, the Partnership acquired a subordinate Series 2015 A-2 mortgage revenue bond, a par value of approximately$1.9 million, and an annual interest rate of 5.5% for the first year and 8.0% for the second year, maturing on September 1, 2017. These mortgage revenue bonds are secured by Seasons at Simi Valley Apartments, a 69 unit multifamily apartment complex located in Simi Valley, California.

In July 2015, the Partnership redeemed the Harden Ranch, Tyler Park Apartments and Westside Village Market mortgage revenue B bonds and received approximately $5.8 million for the full par value plus interest.

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

In June 2015, the Partnership finalized the restructuring of two mortgage revenue bonds secured by the Renaissance Gateway Apartments, a 208 unit multifamily property located in Baton Rouge, Louisiana. The restructuring resulted in moving the Series B mortgage revenue bond with a par value of approximately $1.3 million and the Series C mortgage revenue bond with a par value of approximately $1.7 million into a Series A mortgage revenue bond with a par value of approximately $8.5 million. The new Series 2013A par value mortgage revenue bond reported on September 30, 2015 is approximately $11.5 million with an annual stated interest rate of 6.0%, which will mature on June 1, 2050. The Partnership received cash of approximately $1.2 million from the resizing of the mortgage revenue bonds.

In June 2015, pursuant to the Bond Purchase Commitment executed December 2012, the Partnership acquired a Series 2012B mortgage revenue bond of approximately $26.5 million with an annual stated interest rate of 6.0%, which will mature on January 1, 2053. The mortgage revenue bond carries an additional annual 3.0% stated rate of interest calculated on the property’s excess cash flow. Simultaneously, the Partnership paid off the Series 2012C mortgage revenue bond with a par value of approximately $6.0 million. The Partnership continues to hold a Series 2012D taxable mortgage revenue bond with a par value of $934,000 with an annual stated interest rate of 9.0%, which will mature on January 1, 2053 and is recorded in Other Assets. These mortgage revenue bonds are secured by the Vantage at Judson Apartments, a 288 unit multifamily apartment complex located in San Antonio, Texas. The Partnership also realized approximately $446,000 of additional interest calculated on the property’s excess cash flows in the month of June 2015.

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

These three Series A mortgage revenue bonds each carry an annual interest rate of 6.0% and mature on February 1, 2032. The three Series B mortgage revenue bonds each carry an annual interest rate of 12.0% and mature on March 1, 2032. In July 2015, the Partnership restructured the existing Tender Option Bond (“TOB”) Trusts and borrowed approximately $41.8 million under three TOB Trusts securitizing these mortgage revenue bonds (see Note 11).

The properties securing the Partnership’s mortgage revenue bonds are geographically dispersed throughout the United States with significant concentrations in California and Texas. On September 30, 2015 and December 31, 2014, the concentration in California, as a percentage of principal outstanding, was approximately 10% and 18%, respectively. On September 30, 2015 and December 31, 2014, the concentration in Texas, as a percentage of principal outstanding, was approximately 54% and 38%, respectively.

All of the Partnership’s investments in mortgage revenue bonds are classified as available-for-sale securities and they are carried on the balance sheet at their estimated fair values.  On September 30, 2015, the weighted average base rate of the mortgage revenue bonds reported in the Company’s condensed consolidated financial statements was approximately 6.2% per annum. Due to the limited market for the mortgage revenue bonds, these estimates of fair value do not necessarily represent what the Partnership would actually receive in a sale of the mortgage revenue bonds.  There is no active trading market for the mortgage revenue bonds and price quotes for the mortgage revenue bonds are not generally available.

On September 30, 2015, all of the Partnership’s mortgage revenue bonds were valued using discounted cash flow and yield to maturity analyses performed by management.  Management’s valuation encompasses judgment in its application and the key assumption in management’s yield to maturity analysis is the range of effective yields on the individual mortgage revenue bonds.  The effective yield analysis for each mortgage revenue bond considers the current market yield on similar mortgage revenue bonds as well as the debt service coverage ratio of each underlying property serving as collateral for the mortgage revenue bond. On September 30, 2015, the range of effective yields on the individual mortgage revenue bonds was 3.4% to 9.5% per annum.  On December 31, 2014, the range of effective yields on the individual mortgage revenue bonds was 4.7% to 8.3% per annum.

Additionally, the Partnership calculated the sensitivity of the key assumption used in calculating the fair values of these mortgage revenue bonds.  Assuming a 10% adverse change in the key assumption, the effective yields on the individual mortgage revenue bonds would increase to a range of 3.7% to 10.5% per annum and would result in additional unrealized losses on the mortgage revenue bond portfolio of approximately $32.3 million.  This sensitivity analysis is hypothetical and is at a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value of the Partnership’s mortgage revenue bonds and should be used with caution.  If available, the General Partner may also consider price quotes on similar mortgage revenue bonds or other information from external sources, such as pricing services.  Pricing services, broker quotes and management’s analyses provide indicative pricing only.

Unrealized gains or losses on the Partnership’s mortgage revenue bonds are recorded in accumulated other comprehensive income (loss) to reflect changes in their estimated fair values resulting from market conditions and fluctuations in the present value of the expected cash flows from the underlying properties. On September 30, 2015, there were no mortgage revenue bond investments in an unrealized loss position for more than twelve months.

5. Public Housing Capital (“PHC”) Fund Trust Certificates

The Partnership owns 100% of the Residual Participation Receipts (“LIFERs”) in three TOB trusts (“PHC TOB Trusts”). On September 30, 2015, the PHC TOB Trusts owned approximately $58.3 million of Public Housing Capital Fund Certificates (“PHC Certificates”) issued by three trusts (“PHC Trusts”) sponsored by Deutsche Bank (“DB”). The assets held by the PHC Trusts consist of custodial receipts evidencing loans made to a number of local public housing authorities. Principal and interest on these loans are payable by the respective public housing authorities out of annual appropriations to be made to the public housing authorities by the United States Department of Housing and Urban Development (“HUD”) under HUD’s Capital Fund Program established under the Quality Housing and Work Responsibility Act of 1998 (the “Capital Fund Program”). The PHC Trusts have a first lien on these annual Capital Fund Program payments to secure the public housing authorities’ respective obligations to pay principal and interest on their loans. The loans payable by the public housing authorities are not debts of, or guaranteed by, the United States of America or HUD. Interest payable on the public housing authority debt held by the PHC Trusts is exempt from federal income taxes. The PHC Certificates issued by each of the PHC Trusts have been rated investment grade by Standard & Poor’s.
The Partnership determined that the three PHC TOB trusts are VIEs and that the Partnership was the primary beneficiary of each of the three PHC TOB trusts. As a result, the Partnership reports the PHC TOB Trusts on a consolidated basis and the SPEARS as debt financing. In determining the primary beneficiary of these specific VIEs, the Partnership considered who has the power to control the activities of the VIEs which most significantly impact their financial performance, the risks that the entity was designed to create, and how each risk affects the VIE. The indenture for the PHC TOB trusts stipulates that the Partnership has the sole right to cause the PHC TOB trusts to sell the PHC Certificates. If they were sold, the extent to which the VIEs will be exposed to gains or losses would result from decisions made by the Partnership.

The Partnership had the following investments in the PHC Certificates on September 30, 2015 and December 31, 2014:

Description of Public Housing Capital Fund Trust Certificates	Cost adjusted for amortization of premium and discounts	Unrealized Gain	Unrealized Loss	Estimated Fair Value on September 30, 2015
Public Housing Capital Fund Trust I	$27,309,363	$1,101,659	$—	$28,411,022
Public Housing Capital Fund Trust II	11,070,539	106,874	—	11,177,413
Public Housing Capital Fund Trust III	20,503,538	—	(215,131)	20,288,407
	$58,883,440	$1,208,533	$(215,131)	$59,876,842

Description of Public Housing Capital Fund Trust Certificates	Cost adjusted for amortization of premium and discounts	Unrealized Gain	Unrealized Loss	Estimated Fair Value on December 31, 2014
Public Housing Capital Fund Trust Certificate I	$27,414,100	$933,789	$—	$28,347,889
Public Housing Capital Fund Trust Certificate II	11,999,721	152,293	—	12,152,014
Public Housing Capital Fund Trust Certificate III	20,474,100	289,120	—	20,763,220
	$59,887,921	$1,375,202	$—	$61,263,123

As all of the Partnership’s investments in PHC Certificates are classified as available-for-sale securities, they are carried on the Company’s balance sheet at their estimated fair values. On September 30, 2015, the weighted average base rate of the PHC Trust Certificates was approximately 5.2% per annum.  Due to the limited market for the PHC Certificates, these estimates of the fair value do not necessarily represent what the Partnership would actually receive in a sale of the PHC Certificates.  The estimates of the fair values of these PHC certificates is based on a yield to maturity analysis which begins with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the PHC Fund trusts adjusted largely for unobservable inputs the General Partner believes would be used by market participants. Management’s fair value estimates encompass judgment. Management’s estimates are compared to external pricing services when available.

On September 30, 2015 the range of effective yields on the PHC Certificates was approximately 4.1% to 5.8% per annum.  On December 31, 2014 the range of effective yields on the PHC Certificates was approximately 4.2% to 5.4% per annum.  Additionally, the Partnership calculated the sensitivity of the key assumption used in calculating the fair values of these PHC Certificates.  Assuming a 10% adverse change in the key assumption, the effective yields on the PHC Certificates would increase to a range of 4.5% to 6.4% per annum and would result in additional unrealized annual losses on the PHC Certificates of approximately $2.1 million.  This sensitivity analysis is hypothetical and is at a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  If available, the general partner may also consider other information from external sources, such as pricing services.  Pricing services and management’s analysis provide indicative pricing only.

The following table sets forth certain information relating to the PHC Certificates held in the PHC TOB Trusts on September 30, 2015 and December 31, 2014:

	Average Remaining Lives (Years)	Investment Rating	Weighted Average Interest Rate over Life	Principal Outstanding September 30, 2015
Public Housing Capital Fund Trust Certificate I	9.50	AA-	5.29%	$25,980,780
Public Housing Capital Fund Trust Certificate II	8.92	A+	4.29%	11,465,660
Public Housing Capital Fund Trust Certificate III	10.06	BBB	5.42%	20,898,432
Total Public Housing Capital Fund Trust Certificates				$58,344,872

	Average Remaining Lives (Years)	Investment Rating	Weighted Average Interest Rate over Life	Principal Outstanding December 31, 2014
Public Housing Capital Fund Trust Certificate I	10.25	AA-	5.33%	$25,980,780
Public Housing Capital Fund Trust Certificate II	9.72	A+	4.28%	12,429,186
Public Housing Capital Fund Trust Certificate III	10.81	BBB	5.42%	20,898,432
Total Public Housing Capital Fund Trust Certificates				$59,308,398

6. Mortgage-Backed Securities (“MBS”)

On September 30, 2015, the Partnership held three securitizations of mortgage-backed securities (“MBS TOB Trusts”). The Partnership owns the LIFERS issued by the three MBS TOB Trusts which were purchased for approximately $2.8 million.

Each of the three MBS TOB Trusts issued SPEARS to unaffiliated investors. These SPEARS totaled approximately $11.9 million on September 30, 2015. The SPEARS represent senior interests in the MBS TOB Trusts and have been credit enhanced by DB. The LIFERS entitle the Partnership to all principal and interest payments received by the MBS TOB Trust on the securitized MBS securities after payments due to the holders of the SPEARs and trust costs. The SPEARS bear interest at a variable rate based on Securities Industry and Financial Markets Association (“SIFMA”) index.

The Partnership determined that the three MBS TOB Trusts are VIEs and that the Partnership was the primary beneficiary of each of them. As a result, the Partnership reports the MBS TOB Trusts on a consolidated basis and the SPEARS as debt financing. In determining the primary beneficiary of these specific VIEs, the Partnership considered who has the power to control the activities of the VIEs which most significantly impact their financial performance, the risks that the entity was designed to create, and how each risk affects the VIE. The indenture for the MBS TOB Trusts stipulates that the Partnership has the sole right to cause the MBS TOB Trusts to sell the MBS securities. If they were sold, the extent to which the MBS TOB Trusts will be exposed to gains or losses would result from decisions made by the Partnership.

The carrying value of the Partnership’s MBS securities on September 30, 2015 and December 31, 2014 is as follows:

Agency Rating of MBS Securities (1)	Cost adjusted for amortization of premium	Unrealized Gain	Unrealized Loss	Estimated Fair Value on September 30, 2015
“AAA”	$5,074,783	$—	$(52,533)	$5,022,250
“AA”	9,915,504	—	(256,167)	9,659,337
	$14,990,287	$—	$(308,700)	$14,681,587
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

The Partnership values each MBS security based upon prices obtained from a third party pricing service, which are indicative of market activity. The valuation methodology of the Partnership’s third party pricing service incorporates commonly used market pricing methods, incorporates trading activity observed in the market place, and other data inputs. The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; geography; and prepayment speeds. Management analyzes pricing data received from the third party pricing service by comparing it to valuation information obtained from at least one other third party pricing service and ensuring they are within a tolerable range of difference which the Partnership estimates as 7.5%. Management also looks at observations of trading activity observed in the market place when available.

On September 30, 2015, the range of effective yields on the individual MBS was 3.8% to 5.3% per annum. On December 31, 2014, the range of effective yields on the individual MBS securities was 3.7% to 5.2% per annum. Additionally, the Partnership calculated the sensitivity of the key assumption used in calculating the fair values of the MBS which is the effective yield on new issuances of similarly rated MBS securities.  Assuming a 10% adverse change in that key assumption, the effective yields on the MBS securities would increase to a range of 4.2% to 5.8% per annum and would result in additional unrealized losses on the bond portfolio of approximately $790,000.  This sensitivity analysis is hypothetical and is at a specific point in time.  The results of the sensitivity analysis may not be indicative of actual changes in fair value and should be used with caution.  Pricing services and management’s analysis provide indicative pricing only. The MBS securities have been in an unrealized loss position for more than twelve months and the Partnership does not believe the investments are other than temporarily impaired on September 30, 2015 as it has the intent and ability to hold these investments until their estimated fair value recovers to the carrying cost or until final maturity.

The MBS securities are backed by residential mortgage loans and interest payable from the MBS securities is believed and expected to be exempt from federal income taxation. Description of certain terms of the Partnership’s MBS securities is as follows:

Agency Rating of MBS Securities	Principal Outstanding September 30, 2015	Weighted Average Maturity Date	Weighted Average Coupon Interest Rate

“AAA”	$5,000,000	July 1, 2032	4.60%
“AA”	9,765,000	July 9, 2036	4.20%
	$14,765,000

7.  Real Estate Assets

MF Properties

To facilitate its investment strategy of acquiring additional mortgage revenue bonds secured by MF Properties, the Partnership has acquired through its subsidiary a 99% limited partner position in one limited partnership and 100% member positions in six limited liability companies that own the MF Properties, and owns one of the MF Properties directly. The financial statements of these properties are consolidated with those of the Partnership.  The general partners of these partnerships are unaffiliated parties and their 1% ownership interest in these limited partnerships is reflected in the Company’s condensed consolidated financial statements as noncontrolling interests.

Recent Transactions

In August, 2015, the Partnership sold Glynn Place, an MF Property, for approximately $5.5 million and realized a gain of approximately $1.2 million, which was considered Tier 2 income.

In May 2015, the Partnership sold The Colonial property for approximately $10.7 million and realized a gain of approximately $3.4 million, which was considered Tier 2 income.

The Partnership had the following investments in MF Properties on September 30, 2015 and December 31, 2014:

MF Properties
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value on September 30, 2015
Arboretum	Omaha, NE	145	$1,750,561	$19,289,214	$21,039,775
Eagle Village	Evansville, IN	511	567,880	12,580,191	13,148,071
Northern View (f/k/a Meadowview)	Highland Heights, KY	269	688,539	8,168,495	8,857,034
Residences of DeCordova	Granbury, TX	110	1,137,832	8,054,866	9,192,698
Residences of Weatherford	Weatherford, TX	76	1,942,229	5,733,597	7,675,826
Suites on Paseo	San Diego, CA	394	3,162,463	38,212,634	41,375,097
The 50/50 MF Property	Lincoln, NE	475	—	32,904,959	32,904,959
Woodland Park	Topeka, KS	236	1,265,160	14,226,740	15,491,900
					149,685,360
Less accumulated depreciation (depreciation expense of approximately $1.4 million and $4.2 million for the three and nine months ended September 30, 2015)					(14,490,131)
Balance on September 30, 2015					$135,195,229

MF Properties
Property Name	Location	Number of Units	Land and Land Improvements	Buildings and Improvements	Carrying Value on December 31, 2014
Arboretum	Omaha, NE	145	$1,748,502	$19,216,623	$20,965,125
Eagle Village	Evansville, IN	511	567,880	12,472,151	13,040,031
Glynn Place	Brunswick, GA	128	743,996	4,995,658	5,739,654
Northern View (f/k/a Meadowview)	Highland Heights, KY	224	688,539	5,479,342	6,167,881
Residences of DeCordova	Granbury, TX	110	1,137,832	8,007,390	9,145,222
Residences of Weatherford	Weatherford, TX	76	1,942,229	5,724,456	7,666,685
The 50/50 MF Property	Lincoln, NE	475	—	32,820,776	32,820,776
The Colonial	Omaha, NE	258	1,180,058	7,822,681	9,002,739
Woodland Park	Topeka, KS	236	1,265,160	14,167,096	15,432,256
					119,980,369
Less accumulated depreciation (depreciation expense of approximately $4.8 million in 2014)					(14,108,154)
Balance on December 31, 2014					$105,872,215

Mortgage revenue bond exchange for an MF Property
In September 2015 the owner of the Suites on Paseo property and the Partnership mutually agreed to exchange the deed for the Suites on Paseo property, a California property, in exchange for approximately $41.0 million Series A and B mortgage revenue bonds plus accrued interest. The mortgage revenue bonds were subsequently collapsed (see Note 4). This property has been included as an MF Property at September 30, 2015 for the initial value of approximately $43.4 million which represents the fair market value of the property. In addition, the Suites on Paseo reported approximately $200,000 in other current assets. The Suites on Paseo balance sheet and results of operations are included in the Company’s condensed consolidated financial statements.

A condensed balance sheet at the date of acquisition for the Suites on Paseo acquisition is below.

Paseo 9/1/2015 (Date of Acquisition)
Cash	$514,094
Restricted cash	187,715
In-place lease assets	1,227,770
Real estate assets	41,374,397
Other assets	259,633
Total assets	$43,563,609

Accounts payable, accrued expenses and other	$493,868
Net assets	43,069,741
Total liabilities and net assets	$43,563,609

The table below shows the unaudited pro forma condensed consolidated results of operations of the Partnership as if the Suites on Paseo had been acquired at the beginning of the periods presented:

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues	$15,232,543	$12,951,041	$47,095,980	$38,903,256
Net income	$2,641,830	$3,671,163	$13,848,738	$13,586,698
Net income allocated to unitholders	$2,615,412	$3,634,451	$13,710,251	$13,450,831
Unitholder's interest in net income (loss) per unit (basic and diluted)	$0.04	$0.06	$0.23	$0.22

Consolidated VIE Properties

In April 2015, the Partnership entered into separate brokerage contracts to sell the Consolidated VIEs. The Company has classified the Consolidated VIEs as discontinued operations for all periods presented and has eliminated the Consolidated VIE segment as a reportable segment (see Notes 1, 3, 9, and 19) beginning with the second quarter of 2015. No net income or loss from these properties accrued to the Unitholders or the general partner.

Land Held for Investment and Development

On September 30, 2015, the Partnership reported approximately $4.8 million as land held for investment. The Partnership plans to strategically develop this land into rental properties.

8. Other Assets

The Partnership had the following Other Assets on the dates shown:

	September 30, 2015	December 31, 2014
Property loans receivable	$24,995,110	$22,191,515
Less: Loan loss reserves	(7,098,814)	(7,098,814)
Deferred financing costs - net	6,131,955	4,659,104
Fair value of derivative contracts	413,845	267,669
Taxable bonds at fair value	5,056,428	4,616,565
Bond purchase commitments - fair value adjustment (Notes 4 & 16)	3,335,926	5,780,413
Other assets	1,982,846	717,867
Total Other assets	$34,817,296	$31,134,319

In addition to the mortgage revenue bonds held by the Partnership, property loans have been made to the owners of the properties which secure the mortgage revenue bonds and are reported as property loans receivable in Other Assets, net of loan loss reserves.  The Partnership periodically, or as changes in circumstances or operations dictate, evaluates such property loans receivable for impairment.  The value of the underlying property assets is ultimately the most relevant measure of value to support the property loan values.  The Partnership utilizes a discounted cash flow model, which includes various assumptions, in estimating a property’s fair value.   The various models may assume multiple revenue and expense scenarios, various capitalization rates and multiple discount rates.  Other information, such as independent appraisals, may be considered in estimating a property’s fair value.  If the estimated fair value of the property after deducting the amortized cost basis of any senior mortgage revenue bond exceeds the principal balance of the property loan then no potential loss is indicated and no loan loss reserve for property loans is needed. In estimating the property valuation, the most significant assumptions utilized in the discounted cash flow model remain the same as discussed in the Form 10-K and include revenue and expense projections and capitalization rates.

See the Fair Value Measurement Note 15 for the detailed description of the fair value estimation process for all taxable mortgage bonds.

In September 2015, the owner of the Suites on Paseo property and the Partnership mutually agreed to exchange the deed for the Suites on Paseo property for approximately $41.0 million Series A and B mortgage revenue bonds plus accrued interest. The mortgage revenue bonds were subsequently collapsed. During the eight months ended September 1, 2015, the Partnership advanced approximately $1.1 million to the Suites on Paseo, including the interest on such advances. The Partnership completed a discounted cash flow (“DCF”) analysis of the Suites on Paseo and concluded the fair market value of the Suites on Paseo was approximately equal to the amount the Partnership had invested in the Suites on Paseo, approximately $43.4 million (see Notes 4 and 7).

In June 2015, the Partnership purchased a $500,000 taxable mortgage revenue bond with an annual interest rate of 12.0%. The taxable mortgage revenue bond matures on August 1, 2055and is secured by Silver Moon Lodge Apartments, a 151 unit multifamily property located in Albuquerque, New Mexico.

In June 2015, the Partnership executed a loan agreement with Silver Moon Lodge LLLP, owner of the Silver Moon Lodge Apartments, for approximately $2.8 million which is due and payable in full on January 1, 2016. The principal on the loan will be repaid from the limited partner capital contributed to Silver Moon Lodge LLLP when the 4.0% LIHTCs are sold. The capital contribution is anticipated to occur prior to December 31, 2015.

In April 2015, the Partnership advanced approximately $567,000 to the Suites on Paseo for operations. This amount has been included as an investment in the Suites on Paseo in September 2015 which was eliminated upon consolidation. During the nine months ended September 30, 2015, the Partnership also advanced approximately $90,500 to Cross Creek. In addition, the Partnership received approximately $100,000 of principal from FAH during the nine months ended September 30, 2015. During the nine months ended September 30, 2015 and 2014, the Partnership recorded an allowance on interest equal to the accrued interest on the Ashley Square, Cross Creek, Lake Forest, the Ohio Properties property loans receivable as the Partnership determined they were not reasonably assured.

The following is a summary of the property loans receivable, accrued interest and loan loss reserves on the amounts due on September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Interest Allowance	Net Property Loans
Arbors at Hickory Ridge	$191,264	$36,393	$—	$—	$227,657
Ashley Square	5,078,342	2,761,407	(3,596,342)	(2,761,407)	1,482,000
Avistar (February 2013 portfolio)	274,496	42,657	—	—	317,153
Avistar (June 2013 portfolio)	251,622	39,102	—	—	290,724
Cross Creek	7,066,588	2,285,460	(3,447,472)	(2,285,460)	3,619,116
Foundation for Affordable Housing	1,460,196	—	—	—	1,460,196
Greens Property	850,000	380,981	—	—	1,230,981
Lake Forest	4,618,704	2,957,255	(55,000)	(2,936,420)	4,584,539
Ohio Properties	2,390,446	1,146,591	—	(407,054)	3,129,983
Silver Moon Lodge Apartments	2,813,452	5,731	—	—	2,819,183
	$24,995,110	$9,655,577	$(7,098,814)	$(8,390,341)	$19,161,532

	December 31, 2014
	Outstanding Balance	Accrued Interest	Loan Loss Reserves	Interest Allowance	Net Property Loans
Arbors at Hickory Ridge	$191,264	$26,047	$—	$—	$217,311
Ashley Square	5,078,342	2,455,660	(3,596,342)	(2,455,660)	1,482,000
Avistar (February 2013 portfolio)	274,496	16,470	—	—	290,966
Avistar (June 2013 portfolio)	251,622	15,097	—	—	266,719
Cross Creek	6,976,087	2,084,804	(3,447,472)	(2,084,804)	3,528,615
Foundation for Affordable Housing	1,560,553	1,735	—	—	1,562,288
Greens Property	850,000	231,342	—	—	1,081,342
Lake Forest	4,618,704	2,599,613	(55,000)	(2,578,778)	4,584,539
Ohio Properties	2,390,447	894,044	—	(307,832)	2,976,659
	$22,191,515	$8,324,812	$(7,098,814)	$(7,427,074)	$15,990,439

The following is a detail of loan loss reserves for the nine months ended September 30, 2015 and year ended December 31, 2014:

	September 30, 2015	December 31, 2014
Balance, beginning of year	$7,098,814	$7,023,814
Provision for loan loss	—	75,000
Balance, end of year	$7,098,814	$7,098,814

9. Discontinued Operations

The primary purpose of the Partnership is to acquire, hold, sell and otherwise deal with mortgage revenue bonds and other instruments which have been issued to provide construction and/or permanent financing for Residential Properties and other commercial properties. The Mortgage Revenue Bonds, the Public Housing Capital Fund Trust, and the Mortgage-Backed Securities segments fulfill this purpose, are long-term investments, and the properties which collateralize the mortgage revenue bonds are not owned or managed by the Partnership. The MF Property segment is comprised of indirectly owned, actively managed, and controlled multifamily properties. The MF Properties included in this segment are typically financed with third party mortgages.

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

The following represents the components of the assets and liabilities of discontinued operations:

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$35,958	$35,772
Restricted cash	716,979	544,233
Land and land improvements	1,836,400	1,836,400
Buildings and improvements	21,370,662	21,204,047
Real estate assets before accumulated depreciation	23,207,062	23,040,447
Accumulated depreciation	(10,829,527)	(10,583,647)
Net real estate assets	12,377,535	12,456,800
Other assets	50,195	167,210
Total assets from discontinued operations	13,180,667	13,204,015
Accounts payable and accrued expenses	516,592	503,743
Mortgage payable	—	—
Total liabilities from discontinued operations	516,592	503,743
Net assets of discontinued operations	$12,664,075	$12,700,272

The following presents the revenues, expenses and income from discontinued operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Rental revenues	$833,829	$799,411	$2,455,430	$2,385,835
Expenses	579,935	792,689	1,938,821	2,288,955
Net Income from discontinued operations	$253,894	$6,722	$516,609	$96,880

10. Lines of Credit

On September 30, 2015 and December 31, 2014, the Partnership reported outstanding lines of credit (“LOC”) of approximately $6.4 million and $0, respectively.

In May 2015, the Partnership entered into an unsecured Credit Agreement (the “Credit Agreement”) of up to $50.0 million with its sole lead arranger and administrative agent, Bankers Trust Company (“Bankers Trust”). Under the Credit Agreement, Bankers Trust will make advances to the Partnership not to exceed at any time the aggregate principal amount of $50.0 million. The maximum principal amount of the unsecured LOC is $50.0 million on September 30, 2015. The principal amount of each acquisition advance will be due and payable on the 270th day following the date on which the advance was made (the “Repayment Date”). The Partnership may extend any Repayment Date for up to three additional 90-day periods, but in no event later than May 14, 2017, by providing Bankers Trust with a written request for such extension together with a principal payment of 5% of the principal amount of the original acquisition advance for the first extension, 10% for the second extension, and 20% for the third extension. The proceeds of the Unsecured LOC will be used by the Partnership for the purchase of real estate either with existing or to-be-constructed multifamily property improvements, taxable or mortgage revenue bonds, public housing capital fund trust certificates, or mortgage backed securities. The Partnership intends to repay each advance either through a TOB financing, a TEBS transaction, or otherwise through securing alternate long-term debt or equity financing. During the three months ended September 30, 2015, the Company paid back the approximate $37.4 million it had borrowed and reported no amounts outstanding on the LOC on September 30, 2015 on the Company’s condensed consolidated financial statements.

In March 2014, the Partnership obtained two $5.0 million LOCs. The first revolving LOC carries a variable interest rate which was approximately 3.5% on September 30, 2015, and matures in March 2016. The second revolving LOC also carries a variable interest rate which was approximately 3.4% on September 30, 2015 and matures in March 2016. The Partnership is required to make prepayments of the principal to reduce the second revolving LOC to zero for fifteen consecutive days during each calendar quarter. For the three months ended September 30, 2015, the Partnership reduced the LOC to zero for seven consecutive days and obtained a prepayment waiver from the second revolving LOC lender. The Partnership has fulfilled its fourth quarter 2015 prepayment obligation. On September 30, 2015 the Partnership had outstanding debt of $5.0 million on one of the LOCs.

In addition, the Partnership has a $7.5 million promissory note, maturing on August 1, 2017, which carries a fixed interest rate of approximately 2.8% per annum plus the 30-day London Interbank Offered Rate ("LIBOR") which was approximately 0.2% per annum on September 30, 2015. The Partnership had approximately $7.5 million borrowed on September 30, 2015. Approximately $6.1 million is related to the Woodland Park property and is reported as part of Mortgage payables and approximately $1.4 million is reported in Lines of credit on the September 30, 2015 condensed consolidated balance sheet.

11.  Debt Financing

On September 30, 2015 and December 31, 2014, the Partnership reported outstanding debt financing of approximately $447.6 million and approximately $345.4 million, respectively, through the use of various credit facilities.

Tender Option Bond Financings

	September 30, 2015
Description of the Tender Option Bond Financings	Outstanding Debt Financing	Interest Rate	Stated Maturity

PHC Certificates-TOB Trust	$43,985,000	2.30%	December 2015
MBS - TOB Trust 1	2,585,000	1.11%	October 2015
MBS - TOB Trust 2	4,090,000	1.11%	October 2015
MBS - TOB Trust 5	5,270,000	1.11%	October 2015
Decatur Angle - TOB Trust	22,850,000	4.26%	October 2016
Live 929 - TOB Trust	37,955,000	4.39%	July 2019
Bruton Apartments - TOB Trust	17,250,000	4.51%	July 2017
Pro Nova 2014-1 - TOB Trust	9,010,000	4.01%	July 2017
Pro Nova 2014-2 - TOB Trust	8,375,000	4.01%	July 2017
Concord at Gulfgate - TOB Trust	14,940,000	2.76%	February 2018
Concord at Little York - TOB Trust	11,235,000	2.76%	February 2018
Concord at Williamcrest - TOB Trust	15,610,000	2.76%	February 2018
Total TOB Debt Financing	$193,155,000

	December 31, 2014
Description of the Tender Option Bond Financings	Outstanding Debt Financing	Interest Rate	Stated Maturity

PHC Certificates-TOB Trust	$44,675,000	2.20%	June 2015
MBS - TOB Trust 1	2,585,000	1.12%	April 2015
MBS - TOB Trust 2	4,090,000	1.12%	April 2015
MBS - TOB Trust 5	5,270,000	1.06%	April 2015
The Suites on Paseo - TOB Trust	25,535,000	1.96%	June 2015
TOB - Decatur Angle - TOB Trust	21,850,000	4.34%	October 2016
Live 929 - TOB Trust	34,975,000	4.47%	July 2019
Bruton Apartments - TOB Trust	17,250,000	4.55%	July 2017
Pro Nova 2014-1 - TOB Trust	9,010,000	4.05%	July 2017
Pro Nova 2014-2 - TOB Trust	9,010,000	4.05%	July 2017
Total TOB Debt Financing	$174,250,000

In July 2011, the Partnership executed a Master Trust Agreement with DB which allows the Partnership to execute multiple TOB Trust structures upon the approval and agreement of terms by DB. Under each TOB Trust structure issued through the Master Trust Agreement, the TOB trustee issues SPEARS and LIFERS. These SPEARS and LIFERS represent beneficial interests in the securitized asset held by the TOB trustee. The Partnership will purchase the LIFERS from each of these TOB Trusts which will grant them certain rights to the securitized assets. The Master Trust Agreement with DB has covenants with which the Partnership is required to comply. On September 30, 2015, the most restrictive covenant was that cash available to distribute for the trailing twelve months must be at least two times trailing twelve month interest expense. On September 30, 2015 the Partnership was in compliance with all covenants. If the Partnership were to be out of compliance with any of these covenants, it could trigger a termination event of the financing facilities.

In July 2015, due to certain restrictions imposed by the Volcker Rule, the Partnership and DB restructured eight of the existing TOB Trust structures by entering into a new Master Trust Agreement and related documents to create Term TOB Trusts (“Term TOB Trusts”).  Like the prior trusts, the Partnership transfered its mortgage revenue bonds to the TOB trustee, which issued Class A and Class B Trust Certificates. These Trust Certificates represent beneficial interests in the securitized asset held by the TOB trustee.  DB purchased the Class A Certificates.  The Partnership purchased the Class B Certificates from each of these Term TOB Trusts, which certificates grant them certain rights to the securitized assets. The restructuring increased the total borrowing from approximately $124.7 million to approximately $137.2 million, extended the maturity dates from October 2016 through July 2019, and fixed the annual interest rates from approximately 2.8% to 4.5%. The Partnership expects to renew each of the TOB financing facilities at its discretion per the terms of the agreements.

In March 2015, the Partnership borrowed $15.0 million through a newly executed TOB Trust under its credit facility with DB. The new TOB Trust facility was securitized by the Suites on Paseo mortgage revenue bond and has a maturity date of November 2015. On the closing date the total fixed TOB Trust facility interest rate was approximately 4.1% per annum. Pursuant to the terms of this TOB Trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS. There have been no shortfalls realized. This new TOB Trust replaced the December 2013 TOB Trust under its credit facility which securitized the Suites on Paseo mortgage revenue bond with DB. When the restructuring was completed in July 2015, this TOB Trust was settled.

In February 2015, the Partnership executed three new TOB Trusts under its July 2011 Master Trust Agreement credit facility with DB securitizing the Concord at Gulfgate Apartments, Concord at Little York Apartments, and Concord at Williamcrest Apartments 2015A mortgage revenue bonds borrowing approximately $33.3 million under three TOB Trusts. Each TOB Trust facility has an approximate 2.8% per annum fixed interest rate and each will mature in February 2018. Pursuant to the terms of this TOB Trust the Partnership is required to reimburse DB for any shortfall realized on the contractual cash flows on the SPEARS. In July 2015, the Partnership restructured these TOB Trusts into the Term TOB Trusts which report an outstanding balance of approximately $41.8 million on September 30, 2015.

On September 30, 2015, the Partnership has posted approximately $1.6 million of cash collateral in connection with the Term TOB Trusts. This collateral is recorded as restricted cash in the Company’s condensed consolidated financial statements.

There were no changes to the PHC and MBS TOB Trusts during the quarter. The Partnership is accounting for all of the TOB Trust financing transactions as secured financing arrangements. On September 30, 2015, the total cost of borrowing on the PHC TOB and the MBS TOB Trusts averaged approximately 2.3% and 1.1%, respectively.

TEBS Financings
In July 2015, the Partnership and its newly created consolidated subsidiary, ATAX TEBS III, LLC (the “2015 Sponsor”), entered into a number of agreements relating to a new long-term debt financing facility provided through the securitization of nine mortgage revenue bonds, with a par value of approximately $105.4 million owned by the 2015 Sponsor pursuant to the M33 TEBS financing. The M33 TEBS financing facility essentially provides the Partnership with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term tax-exempt rates.
Effective July 1, 2015, the Partnership transferred the following mortgage revenue bonds to the 2015 Sponsor pursuant to the M33 TEBS financing described above:

Description of Mortgage Revenue Bonds	Outstanding Bond Par Amounts
	September 30, 2015	July 1, 2015	Financial Statement Presentation
Avistar at the Parkway A Bond	$13,300,000	$13,300,000	Mortgage revenue bond
Glenview Apartments A Bond	4,670,000	4,670,000	Mortgage revenue bond
Heritage Square A Bond	11,185,000	11,185,000	Mortgage revenue bond
Montclair Apartments A Bond	2,530,000	2,530,000	Mortgage revenue bond
Renaissance Gateway	11,475,663	11,491,928	Mortgage revenue bond
Santa Fe Apartments A Bond	3,065,000	3,065,000	Mortgage revenue bond
Silver Moon Lodge Apartments A Bond	7,995,983	8,000,000	Mortgage revenue bond
Vantage at Harlingen	24,575,000	24,575,000	Mortgage revenue bond
Vantage at Judson	26,540,000	26,540,000	Mortgage revenue bond
Total	$105,336,646	$105,356,928

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
The holders of the Class A M33 TEBS Certificates are entitled to receive regular payments of interest from Freddie Mac at a variable rate which resets periodically based on the weekly SIFMA floating index rate plus certain credit, facility, remarketing, and servicing fees (the “Facility Fees”). In order to mitigate its exposure to interest rate fluctuations on the variable rate M33 TEBS financing, the 2015 Sponsor also entered into interest rate cap agreements with Wells Fargo Bank, National Association, the Royal Bank of Canada, and Sumitomo Mitsui Banking Corporation, each in an initial notional amount of approximately $21.1 million, which effectively limits the interest payable by the 2015 Sponsor on the Class A M33 TEBS Certificates to a fixed rate of 3.0% per annum on the combined notional amounts of the interest rate cap agreements through August 15, 2020. On September 30, 2015, the SIFMA based rate was equal to 0.03% the total Facility Fees were approximately 1.3%, the rate caps were approximately 0.1%, the finance costs were approximately 0.5%, resulting in the total initial cost of the M33 TEBS financing facility equal to approximately 2.0%.
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

On July 10, 2014, the Partnership and its newly created consolidated subsidiary, ATAX TEBS II, LLC (the “2014 Sponsor”), entered into a number of agreements relating to a new long-term debt financing facility provided through the securitization of thirteen mortgage revenue bonds, with a par value of approximately $118.4 million, owned by the 2014 Sponsor pursuant to the M31 TEBS financing. The M31 TEBS financing facility essentially provides the Partnership with a long-term variable-rate debt facility at interest rates reflecting prevailing short-term tax-exempt rates.

The par value of the mortgage revenue bonds included in the M31 TEBS financing facility on September 30, 2015 and December 31, 2014 are as follows:

Description of Mortgage Revenue Bonds	Outstanding Bond Par Amounts
	September 30, 2015	December 31, 2014	Financial Statement Presentation
Arbors at Hickory Ridge	$11,450,000	$11,450,000	Mortgage revenue bond
Avistar at Chase Hill A Bond	9,957,357	10,000,000	Mortgage revenue bond
Avistar at the Crest A Bond	9,658,636	9,700,000	Mortgage revenue bond
Avistar at the Oaks A Bond	7,794,525	7,800,000	Mortgage revenue bond
Avistar in 09 A Bond	6,730,273	6,735,000	Mortgage revenue bond
Avistar on the Boulevard A Bond	16,454,530	16,525,000	Mortgage revenue bond
Avistar on the Hills A Bond	5,385,217	5,389,000	Mortgage revenue bond
Copper Gate Apartments	5,220,000	5,220,000	Mortgage revenue bond
Greens Property A Bond	8,312,000	8,366,000	Mortgage revenue bond
Harden Ranch A Bond	6,960,000	6,960,000	Mortgage revenue bond
The Palms at Premier Park Apartments	20,043,237	20,152,000	Mortgage revenue bond
Tyler Park Apartments A Bond	6,075,000	6,075,000	Mortgage revenue bond
Westside Village A Bond	3,970,000	3,970,000	Mortgage revenue bond
Total	$118,010,775	$118,342,000

The mortgage revenue bonds were then securitized by transferring these assets to Freddie Mac in exchange for Class A and Class B Freddie Mac Multifamily Variable Rate Certificates, (collectively, the “M31 TEBS Certificates”). The M31 TEBS Certificates represent beneficial interests in the securitized assets held by Freddie Mac. The Class A TEBS Certificates were issued in an initial principal amount of approximately $94.7 million and were sold through a placement agent to unaffiliated investors. The Class B M31 TEBS Certificates were issued in an initial principal amount of approximately $23.7 million and were retained by the 2014 Sponsor. The gross proceeds from the M31 TEBS financing were approximately $94.7 million. After the payment of transaction expenses, the Partnership received net proceeds from the M31 TEBS financing of approximately $91.6 million. The Partnership applied approximately $72.4 million of these net proceeds to retire the short-term securitization that previously existed on these bonds and approximately $6.3 million to a stabilization escrow. During the nine months ended September 30, 2015, $1.9 million of restricted cash related to the Avistar at Chase Hill mortgage revenue bond was released to the Partnership. Approximately $1.3 million is reported as restricted cash on the September 30, 2015 balance sheet.
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
The total Facility Fees are 1.4% per annum, and on September 30, 2015, the SIFMA based rate was equal to approximately 0.0% per annum resulting in a total cost of borrowing of approximately 1.4% per annum on the outstanding balance of the M31 TEBS financing facility of approximately $94.5 million. The M31 TEBS financing and the associated M31 TEBS Trust are presented as secured financings within the Company’s condensed consolidated financial statements.
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
In February 2014, the mortgage revenue bond secured by Lost Creek was redeemed for an amount greater than the outstanding principal and accrued base interest. The Partnership received approximately $18.7 million for the Lost Creek mortgage revenue bond which was used to retire a portion of the M24 TEBS Financing facility. On September 30, 2015, there are twelve mortgage revenue bonds owned by the 2010 Sponsor.

In September 2010, the Partnership entered into the M24 TEBS financing transferring certain mortgage revenue bonds to ATAX TEBS I, LLC, a special purpose entity. The par value of the mortgage revenue bonds included in this financing facility on September 30, 2015 and December 31, 2014 are as follows:

Description of Mortgage Revenue Bonds	Outstanding Bond Par Amounts
	September 30, 2015	December 31, 2014	Financial Statement Presentation
Ashley Square	$5,114,000	$5,159,000	Mortgage revenue bond
Bella Vista	6,430,000	6,490,000	Mortgage revenue bond
Bent Tree	7,402,000	7,465,000	Assets held for sale
Bridle Ridge	7,595,000	7,655,000	Mortgage revenue bond
Brookstone	9,191,008	9,256,001	Mortgage revenue bond
Cross Creek	8,363,701	8,422,997	Mortgage revenue bond
Fairmont Oaks	7,194,000	7,266,000	Assets held for sale
Lake Forest	8,796,000	8,886,000	Mortgage revenue bond
Runnymede	10,395,000	10,440,000	Mortgage revenue bond
Southpark	13,680,000	13,680,000	Mortgage revenue bond
Woodlynn Village	4,371,000	4,390,000	Mortgage revenue bond
Ohio Series A Bond (1)	14,335,000	14,407,000	Mortgage revenue bond
Total	$102,866,709	$103,516,998
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
The total Facility Fees are 1.9% per annum, and on September 30, 2015, the SIFMA based rate was equal to approximately 0.1% per annum resulting in a total cost of borrowing of approximately 2.0% per annum on the outstanding balance of the M24 TEBS financing facility of $76.0 million. The M24 TEBS financing and the associated TEBS Trust are presented as secured financings within the Company’s condensed consolidated financial statements.
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

The Partnership’s aggregate borrowings on September 30, 2015 contractually mature over the next five years and thereafter as follows:

2015	$55,041,122
2016	26,063,319
2017	111,864,849
2018	43,905,807
2019	210,731,396
Thereafter	—
Total	$447,606,493

The Partnership expects to renew each TOB financing facility maturing in 2015 for another six month term as it has the discretion to to do so in the terms of the agreement with DB.

12.  Mortgages Payable

The Partnership reports the mortgage loans secured by certain MF Properties on the Company’s condensed consolidated financial statements as Mortgages payable.  On September 30, 2015 and December 31, 2014, the outstanding mortgage loans totaled approximately $68.5 million and $76.7 million, respectively.  These mortgages carry interest rates ranging from 2.9% to 4.8% with maturity dates ranging from March 2017 to March 2020.

In May 2015, the Partnership sold The Colonial property for approximately $10.7 million, and paid off a mortgage loan of approximately $7.4 million, which was securitized by this MF Property.

The Partnership’s mortgages payable on September 30, 2015 contractually mature over the next five years and thereafter as follows:

2015	$245,782
2016	1,315,606
2017	30,679,834
2018	12,152,612
2019	24,100,854
Thereafter	—
Total	$68,494,688

The mortgage collateralized by the Eagle Village MF Property came due in September 2015. The Partnership has a short-term extension with the third party lender and has the ability and intends to execute a new mortgage agreement.

13.  Transactions with Related Parties

The general partner of the Partnership, AFCA 2, is entitled to receive an administrative fee from the Partnership equal to 0.45% per annum of the outstanding principal balance of any of its mortgage revenue bonds, property loans collateralized by real property, and other investments for which the owner of the financed property or other third party is not obligated to pay such administrative fees directly to AFCA 2. For the three and nine months ended September 30, 2015 the Partnership paid or accrued administrative fees to AFCA 2 of approximately $669,000 and $1.9 million, respectively. For the three and nine months ended September 30, 2014 the Partnership paid or accrued administrative fees to AFCA 2 of approximately $536,000 and $1.5 million, respectively. In addition to the administrative fees paid directly by the Partnership, AFCA 2 receives administrative fees directly from the owners of properties financed by certain of the mortgage revenue bonds held by the Partnership.  These administrative fees also equal 0.45% per annum of the outstanding principal balance of these mortgage revenue bonds and totaled approximately $16,000 and $46,000 for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2014, these fees totaled approximately $17,000 and $51,000, respectively.

AFCA 2 earns mortgage placement fees in connection with the acquisition of certain mortgage revenue bonds.  These mortgage placement fees were paid by the owners of the respective properties and, accordingly, have not been reflected in the Partnership’s condensed consolidated financial statements because these properties are not consolidated.  During the three and nine months ended September 30, 2015, AFCA 2 earned mortgage placement fees of approximately $259,000 and $1.0 million, respectively. During the three and nine months ended September 30, 2014, AFCA 2 earned mortgage placement fees of approximately $397,000 and $1.1 million, respectively.

An affiliate of AFCA 2, America First Properties Management Company, LLC (“Properties Management”) provided property management services for the nine MF Properties (including The Colonial and Glynn Place which were sold in May and August 2015, respectively), the two Consolidated VIEs, classified as discontinued operations, and six of the properties collateralized by the mortgage revenue bonds, earning management fees of approximately $309,000 and $952,000 for the three and nine months ended September 30, 2015, respectively. Properties Management provided property management services for the eight MF Properties, the two Consolidated VIEs, classified as discontinued operations, and six of the properties collateralized by the mortgage revenue bonds, earning management fees of approximately $315,000 and $948,000 for the three and nine months ended September 30, 2014, respectively. These property management fees are not Partnership expenses, but are paid in each case by the owner of the Residential Properties.  For properties owned by entities treated as MF Properties, the property management fees are reflected as real estate operating expenses on the Company’s condensed consolidated financial statements.  The property management fees are paid out of the revenues generated by the respective property prior to the payment of debt service on the Partnership's mortgage revenue bonds and property loans, if applicable.

An affiliate of AFCA 2 acts as a origination advisor and consultant to the borrowers when mortgage revenue bonds and financing facilities are acquired by the Partnership. For the three and nine months ended September 30, 2015, approximately $129,000 and $507,000, respectively, in origination fees were paid by the borrower of certain acquired bonds and have not been reflected in the accompanying Company’s condensed consolidated financial statements. For the three and nine months ended September 30, 2014, approximately $198,500 and $607,000, respectively, in origination fees were paid by the borrower of certain acquired bonds and have not been reflected in the accompanying Company’s condensed consolidated financial statements. During the three and nine months ended September 30, 2015, approximately $790,000 in consulting fees were paid by the Partnership to this affiliate related to the M33 TEBS financing facility. In addition, during the three and nine months ended September 30, 2014, approximately $888,000 and $1.1 million, respectively, in origination and consulting fees were paid by the Partnership to this affiliate related to a mortgage revenue bond acquisition and the M31 TEBS financing facility.

The Partnership executed a Developer and Construction Management Agreement with two affiliates of AFCA 2 during the six months ended June 30, 2013 in connection with the mixed-use development at the University of Nebraska - Lincoln, The 50/50 MF Property (see Note 7). Under the terms of this agreement, these affiliates earned approximately $500,000 and $668,000 in the three and nine months ended September 30, 2014, respectively. There were no fees earned in 2015.

One of the owners of two limited-purpose corporations which own multifamily residential properties financed with mortgage revenue bonds and property loans held by the Partnership is an employee of Burlington who is not involved in the operation or management of the Partnership and who is not an executive officer of Burlington.

14.  Interest Rate Derivative Agreements

On September 30, 2015, the Partnership has twelve derivative agreements in order to mitigate its exposure to increases in interest rates on its variable-rate debt financing.

On September 30, 2015, the terms of the twelve derivative agreements are as follows:

Date Purchased	Notional Amount	Effective Capped Rate	Maturity Date	Purchase Price	Counterparty

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$921,000	Bank of New York Mellon

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$845,600	Barclays Bank PLC

September 2, 2010	$31,936,667	3.00%	September 1, 2017	$928,000	Royal Bank of Canada

August 15, 2013	$93,305,000	1.50%	September 1, 2017	$793,000	Deutsche Bank

February 18, 2014	$41,250,000	1.00%	March 1, 2017	$230,500	SMBC Capital Markets, Inc

February 18, 2014	$11,000,000	1.00%	March 1, 2017	$150,500	SMBC Capital Markets, Inc

July 10, 2014	$31,565,000	3.00%	August 15, 2019	$315,200	Barclays Bank PLC

July 10, 2014	$31,565,000	3.00%	August 15, 2019	$343,000	Royal Bank of Canada

July 10, 2014	$31,565,000	3.00%	August 15, 2019	$333,200	SMBC Capital Markets, Inc

July 10, 2015	$28,095,000	3.00%	August 15, 2020	$210,000	Wells Fargo Bank

July 10, 2015	$28,095,000	3.00%	August 15, 2020	$187,688	Royal Bank of Canada

July 10, 2015	$28,095,000	3.00%	August 15, 2020	$174,900	SMBC Capital Markets, Inc

In July 2015, to mitigate its exposure to interest rate fluctuations on the variable rate M33 TEBS financing, the Partnership entered into interest rate cap agreements with Wells Fargo Bank, the Royal Bank of Canada, and Sumitomo Mitsui Banking Corporation, each in an initial notional amount of approximately $28.1 million, which effectively limits the interest payable by the Partnership on the M33 TEBS Certificates to a fixed rate of 3.0% per annum on the combined notional amounts of the interest rate cap agreements through August 15, 2020. The interest rate cap contracts cost approximately $573,000.

On March 30, 2015, SMBC Capital Markets, Inc. revised and replaced an existing interest rate cap agreement with the notional amount of approximately $28.8 million for the outstanding borrowings on the MBS TOB financing facilities to $11.0 million. These agreements effectively limit the interest component of the TOB financing correlated with the SIFMA index to a maximum of 1.0% on $52.3 million of the outstanding borrowings on the MBS TOB financing facilities and the PHC Certificates TOB financing facilities through a three year term ending March 1, 2017. The Partnership received $10,500 of cash collateral upon the execution of the revised interest rate cap agreement thus reducing its purchase price to approximately $151,000.

The Partnership contracted for two no-cost interest rate swaps with DB related to the Decatur Angle and Bruton TOB financing facilities collateralized by mortgage revenue bonds that are used to provide financing for the construction of these properties. The swap related to the Decatur Angle TOB financing facility has a $23.0 million notional value, an October 15, 2016 effective date, and an October 15, 2021 termination date. The swap related to the Bruton TOB financing facility has an approximate $18.1 million notional value, an April 15, 2017 effective date, and an April 15, 2022 termination date. Both swaps are in place to mitigate the possible interest rate increases and swaps a variable rate based on LIBOR for an approximate 2.0% fixed rate. On September 30, 2015 the fair value of the Decatur Angle swap is a liability of approximately $871,000 and the fair value of the Bruton swap is a liability of approximately $669,000. The fair value of these swaps has been recorded as a liability on the Condensed Consolidated Financial Statements.

These interest rate derivatives do not qualify for hedge accounting and, accordingly, they are carried at fair value, with changes in fair value included in current period earnings within interest expense. The change in the fair value of these derivative contracts resulted in a increase in the interest expense of approximately $1.3 million and $2.0 million for the three and nine months ended September 30, 2015. The change in the fair value of these derivative contracts resulted in an increase in interest expense of approximately $154,000 and $764,000 for the three and nine months ended September 30, 2014, respectively. The valuation methodology used to estimate the fair value of the Partnership’s interest rate derivative agreements is disclosed in Note 15.

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

Investments in Mortgage Revenue Bonds.  The fair values of the Partnership’s investments in mortgage revenue bonds have each been based on a discounted cash flow or yield to maturity analysis. The Partnership uses this same valuation methodology to estimate the fair value adjustment for its bond purchase commitments. There is no active trading market for the mortgage revenue bonds and price quotes for the mortgage revenue bonds are not available.  If available, the General Partner may also consider price quotes on similar mortgage revenue bonds or other information from external sources, such as pricing services.  The estimates of the fair values of these mortgage revenue bonds, whether estimated by the Partnership or based on external sources, are based largely on unobservable inputs the General Partner believes would be used by market participants.  Additionally, the calculation methodology used by the external sources and the Partnership encompasses the use of judgment in its application. To validate changes in the fair value of the Partnership’s investments in mortgage revenue bonds between reporting periods, the General Partner looks at the key inputs such as changes in the current market yields on similar bonds as well as changes in the operating performance of the underlying property serving as collateral for each bond. The General Partner validates that the changes in the estimated fair value of the mortgage revenue bonds move with the changes in these monitored factors. Given these facts the fair value measurement of the Partnership’s investment in mortgage revenue bonds is categorized as a Level 3 input. There is also approximately $3.3 million of estimated fair market value adjustments related to Bond Purchase Commitments that are categorized as a Level 3 inputs which were recorded in other comprehensive loss during the three and nine months ended September 30, 2015. The fair value of the Bond Purchase Commitments are determined in the same manner as the mortgage revenue bonds.

Investments in Public Housing Capital Fund Trust Certificates. The fair value of the Partnership’s investment in Public Housing Capital Fund Trust Certificates has been based on a yield to maturity analysis performed by the General Partner. There is no active trading market for the trusts’ certificates owned by the Partnership, but the General Partner will look at estimated values as determined by pricing services when available. The estimates of the fair values of these trusts’ certificates begin with the current market yield rate for a “AAA” rated tax-free municipal bond for a term consistent with the weighted-average life of each of the Public Housing Capital Fund trusts, adjusted largely for unobservable inputs the General Partner believes would be used by market participants. Additionally, the calculation methodology used by external pricing services and the Partnership encompasses the use of judgment in its application. The Partnership validates that the changes in the estimated fair value of Public Housing Capital Fund Trust Certificates move with the changes in the market yield rates of investment grade rated mortgage revenue municipal bonds with terms of similar length. Given these facts the fair value measurement of the Partnership’s investment in Public Housing Capital Fund Trust Certificates is categorized as a Level 3 input.

Investments in Mortgage-Backed Securities. The fair value of the Partnership’s investment in mortgage-backed securities is based upon prices obtained from a third party pricing service, which are indicative of market activity. The valuation methodology of the Partnership’s third party pricing service incorporates commonly used market pricing methods, incorporates trading activity observed in the market place, and other data inputs. The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: coupon; maturity date; loan age; reset date; collateral type; geography; and prepayment speeds. The Partnership analyzes pricing data received from the third party pricing service by comparing it to valuation information obtained from at least one other third party pricing service, ensuring they are within a tolerable range of difference which the Partnership estimates as 7.5%. The General Partner also looks at observations of trading activity in the market place when available. Given these facts, the fair value measurements of the Partnership’s investment in mortgage-backed securities are categorized as Level 2 inputs.

Taxable Bonds. The fair values of the Partnership’s investments in taxable bonds have each been based on a discounted cash flow or yield to maturity analysis. There is no active trading market for the taxable bonds and price quotes are not available. The estimates of the fair values of these taxable bonds, whether estimated by the Partnership or based on external sources, are based largely on unobservable inputs the General Partner believes would be used by market participants.  Additionally, the calculation methodology used by the external sources and the Partnership encompasses the use of judgment in its application. To validate changes in the fair value of the Partnership’s investments in taxable bonds between reporting periods, management looks at the key inputs such as changes in the current market yields on similar bonds as well as changes in the operating performance of the underlying property serving as collateral for each bond. We validate that the changes in the estimated fair value of the taxable bonds move with the changes in these monitored factors. Given these facts the fair value measurement of the Partnership’s investment in taxable bonds is categorized as a Level 3 input.

Interest Rate Derivatives.  The effect of the Partnership’s interest rate caps is to set a cap, or upper limit, on the base rate of interest paid on the Partnership’s variable rate debt equal to the notional amount of the derivative agreement.  The effect of the Partnership’s interest rate swap is to change a variable rate debt obligation to a fixed rate for that portion of the debt equal to the notional amount of the derivative agreement.  The interest rate derivatives are recorded at fair value with changes in fair value included in current period earnings within interest expense.  The fair value of the interest rate derivatives is based on a model whose inputs are not observable and therefore are categorized as a Level 3 input. The inputs in the valuation model include three-month LIBOR rates, unobservable adjustments to account for the SIFMA index, as well as any recent interest rate cap trades with similar terms.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2015
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds	$527,445,542	$—	$—	$527,445,542
Bond purchase commitments	3,335,926	—	—	3,335,926
Public housing capital fund trust certificates	59,876,842	—	—	59,876,842
Mortgage-backed securities	14,681,587	—	14,681,587	—
Taxable mortgage bonds	5,056,428	—	—	5,056,428
Interest rate derivatives	(1,125,936)	—	—	(1,125,936)
Total Assets and Liabilities at Fair Value	$609,270,389	$—	$14,681,587	$594,588,802

	For Three Months Ended September 30, 2015
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	Public Housing Capital Fund Trust Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance July 1, 2015	$548,935,985	$883,999	$58,991,437	$4,711,687	$(443,961)	$613,079,147
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	—	—	(1,254,563)	(1,254,563)
Included in other comprehensive income (loss)	19,222,410	2,451,927	899,057	345,902	—	22,919,296
Purchases	6,320,000	—	—	—	—	6,320,000
Mortgage revenue bond exchanged for MF Property	(40,950,000)					(40,950,000)
Purchase interest rate derivative	—	—	—	—	572,588	572,588
Settlements	(6,082,853)	—	(13,652)	(1,161)	—	(6,097,666)
Ending Balance September 30, 2015	$527,445,542	$3,335,926	$59,876,842	$5,056,428	$(1,125,936)	$594,588,802
Total amount of gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held on September 30, 2015	$—	$—	$—	$—	$(1,254,563)	$(1,254,563)

	For Nine Months Ended September 30, 2015
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	Public Housing Capital Fund Trust Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2015	$449,024,137	$5,780,413	$61,263,123	$4,616,565	$267,669	$520,951,907
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	—	—	(1,955,693)	(1,955,693)
Included in other comprehensive income (loss)	2,752,871	(2,444,487)	(381,802)	11,842	—	(61,576)
Purchases	137,805,000	—	—	500,000	—	138,305,000
Mortgage revenue bond exchanged for MF Property	(40,950,000)	—	—	—	—	(40,950,000)
Refund of interest rate derivative cost	—	—	—	—	(10,500)	(10,500)
Payment of interest rate derivative cost	—	—	—	—	572,588	572,588
Settlements	(21,186,466)	—	(1,004,479)	(71,979)	—	(22,262,924)
Ending Balance September 30, 2015	$527,445,542	$3,335,926	$59,876,842	$5,056,428	$(1,125,936)	$594,588,802
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held on September 30, 2015	$—	$—	$—	$—	$(1,955,693)	$(1,955,693)

	Fair Value Measurements at December 31, 2014
Description	Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and Liabilities
Mortgage revenue bonds	$449,024,137	$—	$—	$449,024,137
Bond purchase commitments	5,780,413	—	—	5,780,413
Public housing capital fund trust certificates	61,263,123	—	—	61,263,123
Mortgage-backed securities	14,841,558	—	14,841,558	—
Taxable mortgage bonds	4,616,565	—	—	4,616,565
Interest rate derivatives	267,669	—	—	267,669
Total Assets and Liabilities at Fair Value	$535,793,465	$—	$14,841,558	$520,951,907

	For Three Months Ended September 30, 2014
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	Public Housing Capital Fund Trust Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance July 1, 2014	$356,313,065	$334,367	$64,997,718	$4,370,023	$669,712	$426,684,885
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	—	—	(153,810)	(153,810)
Included in other comprehensive income	17,464,986	2,634,574	(316,185)	174,447	—	19,957,822
Purchases	31,115,700	—	—	—	—	31,115,700
Refund of interest rate derivative cost	—	—	—	—	991,400	991,400
Settlements	(104,629)	—	(4,144,447)	—	—	(4,249,076)
Ending Balance September 30, 2014	$404,789,122	$2,968,941	$60,537,086	$4,544,470	$1,507,302	$474,346,921
Total amount of losses for the period included in earning attributable to the change in unrealized gains or losses relating to assets or liabilities still held on September 30, 2014	$—	$—	$—	$—	$(153,810)	$(153,810)

	For Nine Months Ended September 30, 2014
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Revenue Bonds	Bond Purchase Commitments	Public Housing Capital Fund Trust Certificates	Taxable Bonds	Interest Rate Derivatives	Total
Beginning Balance January 1, 2014	$285,318,171	$(4,852,177)	$62,056,379	$4,075,953	$888,120	$347,486,446
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	—	—	(763,718)	(763,718)
Included in other comprehensive income	42,498,644	7,821,118	4,480,249	543,517	—	55,343,528
Purchases	107,770,827	—	—	—	—	107,770,827
Purchase interest rate derivatives	—	—	—	—	1,382,900	1,382,900
Mortgage revenue bond and MBS sales and redemption	(30,464,798)	—	—	—	—	(30,464,798)
Settlements	(333,722)	—	(5,999,542)	(75,000)	—	(6,408,264)
Ending Balance September 30, 2014	$404,789,122	$2,968,941	$60,537,086	$4,544,470	$1,507,302	$474,346,921
Total amount of losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held on September 30, 2014	$—	$—	$—	$—	$(763,718)	$(763,718)

Gains and losses included in earnings for the period shown above are included in interest expense.

The Partnership calculates a fair value of each financial instrument using a discounted cash flow model based on the debt amortization schedules at the effective rate of interest for each period represented. This estimate of fair value is based on Level 3 inputs. The table below represents the fair value of the debt held on the condensed consolidated balance sheet on September 30, 2015 and December 31, 2014, respectively.

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Debt financing	$454,031,754	$453,832,018	$345,359,000	$346,813,909
Mortgages payable	$68,494,688	$67,260,985	$76,707,845	$76,134,465

16. Commitments and Contingencies

The Partnership, from time to time, may be subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are frequently covered by insurance. If it has been determined that a loss is probable, the estimated amount of the loss is accrued in the Company’s condensed consolidated financial statements. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material effect on the Company’s condensed consolidated financial statements.

As part of the Partnership’s strategy of acquiring mortgage revenue bonds, the Partnership will enter into bond purchase commitments related to mortgage revenue bonds to be issued and secured by properties under construction. Upon execution of the bond purchase commitment, the proceeds from the mortgage revenue bonds issued will be used to pay off the construction related debt and mortgage revenue bonds. The Partnership accounts for the following four Bond Purchase Commitments as available-for-sale securities and, as such, records the estimated value of the Bond Purchase Commitments as an asset or liability with changes in such valuation recorded in other comprehensive income.

On September 30, 2015 and December 31, 2014 the Bond Purchase Commitments outstanding and the related fair values are as follows:

Bond Purchase Commitments	Commitment Date	Commitment Amount	Rate	Closing Date (1)	Fair Value on September 30, 2015	Fair Value on December 31, 2014
Silver Moon Apartments	June 2013	$8,000,000	6.00%	Q2 2015	$—	$413,600
Vantage at Harlingen - B bonds	August 2013	$18,000,000	6.00%	Q2 2015	—	1,433,700
Vantage at Judson - B bonds	December 2012	$26,700,000	6.00%	Q2 2015	—	1,990,535
15 West Apartments	July 2014	$9,900,000	6.25%	Q3 2017	785,932	809,178
Palo Alto	July 2015	$19,540,000	5.80%	Q3 2018	959,023	—
Plano at Gateway Apartments	December 2014	$20,000,000	6.00%	Q2 2017	1,103,000	1,133,400
Village at Rivers Edge	May 2015	$8,720,000	6.00%	Q4 2017	487,971	—
Total					$3,335,926	$5,780,413
(1) The closing date is actual and estimated.

The Partnership provided a guarantee on the $2.8 million mortgage secured by the Abbington at Stones River, a 96 unit multifamily property located in Tennessee, in addition to providing the approximately $1.6 million property loan to Foundation for Affordable Housing, the not-for-profit owner of the property. Based on the historical financial performance of the property and its estimated fair value, the Partnership estimates there is no value to record for this mortgage guarantee.

As the holder of residual interests issued in connection with its TEBS and TOB bond financing arrangements, the Partnership is required to guarantee certain losses that can be incurred by the trusts created in connection with these financings. These guarantees may result from a downgrade in the investment rating of mortgage revenue bonds held by the trust or of the senior securities issued by the trust, a ratings downgrade of the liquidity provider for the trust, increases in short term interest rates beyond pre-set maximums, an inability to re-market the senior securities or an inability to obtain liquidity for the trust. In the case of the TEBS, Freddie will step in first on an immediate basis and the Partnership will have 10 to 14 days to remedy. In each of these cases, the trust will be collapsed. If the proceeds from the sale of the trust collateral are not sufficient to pay the principal amount of the senior securities with accrued interest and the other expenses of the trusts, the Partnership will be required to fund any such shortfall pursuant to its guarantee. In the event of a shortfall the maximum exposure to loss would be approximately $447.6 million prior to the consideration of the proceeds from the sale of the trust collateral. The Partnership has never been required to reimburse the financing facilities for any shortfall.

In connection with the sale of the Greens Property, the Partnership entered into guarantee agreements with the BC Partners under which the Partnership has guaranteed certain obligations of the general partner of the Greens of Pine Glen limited partnership, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur. A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehabilitation, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure. No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote. The maximum exposure to the Partnership at September 30, 2015, under the guarantee provision of the repurchase clause is approximately $1.3 million which represents 75% of the equity contributed by BC Partners to date.

In connection with the Ohio Properties transaction in 2011, the Partnership entered into guarantee agreements with the BC Partners under which the Partnership has guaranteed certain obligations of the general partner of these limited partnerships, including an obligation to repurchase the interests of the BC Partners if certain “repurchase events” occur. A repurchase event is defined as any one of a number of events mainly focused on the completion of the property rehabilitation, property rent stabilization, the delivery of LIHTCs, tax credit recapture and foreclosure. Even if a repurchase event should occur, 25% of the BC equity would remain in the Ohio Properties and thus BC, a third party, has equity in the Ohio Properties. No amount has been accrued for this contingent liability because the likelihood of a repurchase event is remote. The maximum exposure to the Partnership at September 30, 2015, under the guarantee provision of the repurchase clause is approximately $4.8 million which represents 75% of the equity contributed by BC Partners.

17. Recently Issued Accounting Pronouncements

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805)”, to simplify the accounting for measurement-period adjustments in a business combination. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in the ASU 2015-16 guidance eliminate the requirement to retrospectively account for those adjustments. This standard is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Partnership is currently assessing the impact of the adoption of this pronouncement on the Company’s condensed consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606).” ASU 2015-14 supersedes the Update 2014-09 by extending the effective date for all entities by one year. The guidance in ASU 2014-09 supersedes the revenue recognition guidance in Topic 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services. In August 2015 the effective date of ASU 2014-09 for public business entities was revised to annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Partnership is currently assessing the impact of the adoption of this pronouncement on the Company’s condensed consolidated financial statements.

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

18. Subsequent Events

In October 2015, ATAX Vantage Holdings, LLC, a newly formed wholly owned subsidiary of the Partnership, has committed to loan approximately $17.0 million to Vantage Capital Investors, LLC (“Vantage Capital”), an unrelated third party. The money will be used to begin building a new 288 unit multifamily residential property in San Antonio, Texas and a new 288 unit multifamily residential property in New Braunfels, Texas. The Partnership will report this as a note receivable in Other Assets on its condensed consolidated financial statements on December 31, 2015.

19.  Segments

Effective in the second quarter of 2015, the Company changed its reportable segments due to the classification of the Company’s Consolidated VIEs as discontinued operations. As a result, the Company now consists of four reportable segments: Mortgage Revenue Bond Investments, MF Properties, Public Housing Capital Fund Trusts, and MBS Investments. In addition to the four reportable segments, the Company also separately reports its consolidation and elimination information because it does not allocate certain items to the segments.

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

As such, in April 2015, the Partnership entered into separate brokerage contracts to sell Bent Tree and Fairmont Oaks. As a result, these entities met the criteria for discontinued operations presentation, and have been classified as such in the Company’s condensed consolidated financial statements for all periods presented. The Consolidated VIEs no longer meet the criteria for segment reporting, therefore are no longer presented as a segment (see Notes 1, 3, 7, and 9).

Mortgage Revenue Bond Investments Segment

The Mortgage Revenue Bond Investments segment consists of the Partnership’s portfolio of mortgage revenue bonds which have been issued to provide construction and/or permanent financing for Residential Properties and commercial properties in their market areas.  Such mortgage revenue bonds are held as long-term investments.  On September 30, 2015, the Partnership held fifty-nine mortgage revenue bonds, two of which are bonds that are eliminated in consolidation and were reported as Assets held for sale on the Company’s condensed consolidated financial statements. The Residential Properties financed by fifty-three mortgage revenue bonds contain a total of 7,332 rental units. In addition, two of the bonds’ properties are not operational and are under construction and two bonds are collateralized by commercial real estate (see Note 4).

MF Properties Segment

The MF Properties segment consists of indirect equity interests in multifamily, student housing, and senior citizen residential properties which are not currently financed by mortgage revenue bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring.  In connection with any such restructuring, the Partnership will be required to dispose of any equity interest held in such MF Properties.  The Partnership’s interests in its current MF Properties are not currently classified as Assets held for sale because the Partnership is not actively marketing them for sale, there is no definitive purchase agreement in existence that, under current guidance, can be recognized as a sale of real estate assets and, therefore, no sale is expected in the next twelve months.  During the time the Partnership holds an interest in an MF Property, any net rental income generated by the MF Properties in excess of debt service will be available for distribution to the Partnership in accordance with its interest in the MF Property.  Any such cash distribution will contribute to the Partnership’s CAD.  On September 30, 2015, the Partnership consolidated the results of eight MF Properties containing a total of 2,216 rental units (see Note 7).

Other Investments

The Amended and Restated LP Agreement authorizes the Partnership to make investments other than in mortgage revenue bonds. The amount of other investments is limited based on the conditions to the exemption from registration under the Investment Company Act of 1940. The Partnership currently owns other investments, PHC Certificates and MBS, which are reported as two separate segments.
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

The MBS segment consists of the assets, liabilities, and related income and expenses of the MBS TOB Trusts that the Partnership consolidated due to its ownership of the LIFERs issued by the MBS TOB Trusts. These MBS TOB Trusts are securitizations of state-issued mortgage-backed securities which are backed by residential mortgage loans. These investments were acquired during the fourth quarter of 2012 through the second quarter of 2013 and all but three MBS were sold in 2014.

The following table details certain key financial information for the Company’s reportable segments for the three and nine months ended September 30, 2015 and 2014 reflecting the impact of the segment changes discussed above, with the prior year periods recast in order to present that information on a basis consistent with the current year:

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Total revenues
Mortgage Revenue Bond Investments	$8,238,652	$6,256,085	$24,235,550	$20,444,236
MF Properties	5,312,220	3,675,140	17,118,044	9,959,704
Public Housing Capital Fund Trust Certificates	736,699	734,110	2,254,448	2,311,112
Mortgage-Backed Securities	(202,699)	378,202	103,022	1,195,880
Total revenues	$14,084,872	$11,043,537	$43,711,064	$33,910,932

Interest expense
Mortgage Revenue Bond Investments	$3,719,174	$1,554,274	$8,619,039	$4,078,763
MF Properties	686,334	603,714	2,040,142	1,627,264
Public Housing Capital Fund Trust Certificates	308,889	316,561	905,929	988,958
Mortgage-Backed Securities	39,722	101,324	118,319	334,073
Total interest expense	$4,754,119	$2,575,873	$11,683,429	$7,029,058

Depreciation expense
Mortgage Revenue Bond Investments	$—	$—	$—	$—
MF Properties	1,360,720	1,277,548	4,204,599	3,324,026
Public Housing Capital Fund Trust Certificates	—	—	—	—
Mortgage-Backed Securities	—	—	—	—
Total depreciation expense	$1,360,720	$1,277,548	$4,204,599	$3,324,026

Income (loss) from continuing operations
Mortgage Revenue Bond Investments	$1,818,273	$2,944,136	$8,424,562	$11,514,499
MF Properties	282,721	(333,452)	3,026,243	(761,723)
Public Housing Capital Fund Trust Certificates	427,810	410,396	1,333,771	1,300,694
Mortgage-Backed Securities	(242,421)	276,878	(15,738)	859,139
Net income - America First Multifamily Investors, L. P.	$2,286,383	$3,297,958	$12,768,838	$12,912,609

Net income (loss)
Mortgage Revenue Bond Investments	$1,818,273	$2,944,136	$8,424,562	$11,514,499
MF Properties	283,093	(330,303)	3,027,195	(758,097)
Public Housing Capital Fund Trust Certificates	427,810	410,396	1,333,771	1,300,694
Mortgage-Backed Securities	(242,421)	276,878	(15,738)	859,139
Discontinued operations	253,894	6,722	516,609	96,880
Net income - America First Multifamily Investors, L. P.	$2,540,649	$3,307,829	$13,286,399	$13,013,115

The following table reports the total assets for the Partnership’s reportable segments on September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Total assets
Mortgage Revenue Bond Investments	$804,938,660	$698,637,412
MF Properties	144,427,547	101,696,235
Public Housing Capital Fund Trust Certificates	60,294,026	61,577,848
Mortgage-Backed Securities	14,902,212	15,101,309
Assets held for sale	13,180,667	13,204,015
Consolidation/eliminations	(199,342,594)	(145,977,602)
Total assets	$838,400,518	$744,239,217

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Management’s Discussion and Analysis, the “Partnership” refers to America First Multifamily Investors, L.P. and its Consolidated Subsidiaries at September 30, 2015. The “Company” refers to the Partnership and the Consolidated Variable Interest Entities (“VIEs”). See Note 1 to the Company’s condensed consolidated financial statements.

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

Executive Summary

The following table compares net income for the Partnership for the periods indicated:

Change in Net income - America First Multifamily Investors, L. P. (in 000’s)

	For Three Months Ended September 30, 2015	For Three Months Ended September 30, 2014	$ Change	For Nine Months Ended September 30, 2015	For Nine Months Ended September 30, 2014	$ Change
Net income - America First Multifamily Investors, L. P.	$2,541	$3,308	$(768)	$13,286	$13,013	$272

The changes reported for the three and nine months ended September 30, 2015 and 2014 were related to an increase in the investment portfolio which was leveraged for the purpose of enhancing investor returns and realizing sales and redemptions of investments to deploy into alternative investment opportunities.
The summary of the Partnership’s comparison of the three months ended September 30, 2015 with the three months ended September 30, 2014 is as follows:

•
The Partnership reported approximately $2.5 million in additional recurring investment income offset by approximately $3.1 million of interest expense, administrative fees, and professional fees. The recurring investment income was offset by reductions due to the sale of the MBS Securities in 2014.

•
The Partnership has interests in multifamily, student, and senior citizen residential properties (“MF Properties”), one of which is Glynn Place which was sold in August 2015 and resulted in an approximately $1.2 million of reported gain on the sale. Offsetting this gain was approximately $900,000 less net operating income related to the MF Properties operations which were sold, the one time real estate operating expenses related to the Suites on Paseo becoming an MF Property in September 2015 and the real estate tax accrual for The 50/50 in 2015 due to its first full year of operation.

The summary of the Partnership’s comparison for the nine months ended September 30, 2015 with the nine months ended September 30, 2014 is as follows:

•
The Partnership reported approximately $7.4 million of additional recurring investment income and approximately $6.8 million of additional interest expense, administrative fees and professional fees. The recurring investment income was offset by reductions due to the sale of the MBS Securities in 2014 and approximately $3.7 million gain on mortgage revenue bond sales and redemptions reported in 2014.

•
The Partnership sold Glynn Place and The Colonial, both MF Properties, in 2015 which resulted in approximately $4.6 million of reported gain. Offsetting this gain was approximately $1.5 million less net operating income related to the MF Properties operations which were sold, the one time expenses related to the Suites on Paseo becoming an MF Property in September 2015 and the real estate tax accrual for The 50/50 in 2015 due to its first full year of operation.

In May 2015, the Partnership obtained a $50.0 million Line of Credit (“LOC”) which will be used as a short-term financing facility to purchase additional portfolio investments. For additional discussion, see Note 10 to the Company’s condensed consolidated financial statements.

The Partnership generated Cash Available for Distribution (“CAD”) of approximately $5.6 million and $5.8 million for the three months ended September 30, 2015 and 2014, respectively. The Partnership generated CAD of approximately $20.7 million and $18.2 million for the nine months ended September 30, 2015 and 2014, respectively. In addition to the changes noted above, changes in depreciation and amortization, fair value of derivatives and interest rate derivative amortization, and bond purchase discount accretion net of the cash received, accounts for the majority of the changes when comparing the three and nine months ended September 30, 2015 and 2014, respectively. See additional discussion of CAD in the Liquidity and Capital Resources section in this Management’s Discussion and Analysis below.

Recent Investment Activity

As discussed in Notes 4, 7, 8, and 16 to the Company’s condensed consolidated financial statements, The summary of the Partnership’s investment activity during the nine months ended September 30, 2015 is as follows:

•
Became the owner of the Suites on Paseo property in exchange for approximately $41.0 million of Series A and B mortgage revenue bonds plus notes receivable and accrued interest. The mortgage revenue bonds were subsequently collapsed. The Suites on Paseo is reported as an MF Property.

•
Acquired a Series 2015 A-1 mortgage revenue bond with a par value of approximately $4.4 million and a subordinate Series 2015 A-2 mortgage revenue bond with a par value of approximately $1.9 million secured by Seasons at Simi Valley Apartments located in Simi Valley, California.

•	Sold Glynn Place, an MF Property, for approximately $5.5 million, realizing an approximately $1.2 million gain which is Tier 2 income.

•	Redeemed the Harden Ranch, Tyler Park Apartments and Westside Village Market mortgage revenue B bonds and received approximately $5.8 million for the full par value plus interest.

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

•	Sold The Colonial, an MF Property, for approximately $10.7 million, realizing an approximately $3.4 million gain which is Tier 2 income,

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

Recent Financing and Derivative Activities

As discussed in Notes 10, 11 and 14 to the Company’s condensed consolidated financial statements, the summary of the Partnership’s financing and derivative activities for the nine months ended September 30, 2015 is as follows:

•
Entered into a number of agreements relating to a new long-term debt financing facility provided through the securitization of nine mortgage revenue bonds, with a par value of approximately $105.4 million (the M33 TEBS financing).

•
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

•
Executed a new Tender Option Bond (“TOB”) Trust under its credit facility with Deutsche Bank (“DB”) securitizing the Suites on Paseo mortgage revenue bond, borrowing $15.0 million which was subsequently paid and collapsed,

•	Executed three new TOB Trusts under its credit facility with DB securitizing three 2015A mortgage revenue bonds borrowing approximately $33.3 million, and

•
Revised and replaced an existing interest rate cap agreement with the notional amount of approximately $28.8 million for the outstanding borrowings on the MBS TOB financing facilities to $11.0 million.

Discussion of the Mortgage Revenue Bond Investments on September 30, 2015

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

The following table compares total revenues, total interest expense and net income for the mortgage revenue bond investment segment for the periods indicated:

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Mortgage Revenue Bond Investments
Total revenues	$8,238,652	$6,256,085	$24,235,550	$20,444,236
Total interest expense	$3,719,174	$1,554,274	$8,619,039	$4,078,763
Net income	$1,818,273	$2,944,136	$8,424,562	$11,514,499

During the nine months ended September 30, 2015 the Partnership reported approximately $7.4 million in additional recurring total revenue when compared to the nine months ended September 30, 2014. This is due to the additional mortgage revenue bonds of approximately $109.8 million net par value added to the portfolio. Offsetting this increase was an approximate $2.8 million gain from the Lost Creek mortgage revenue bond redemption and an approximate $873,000 gain from the Autumn Pines mortgage revenue bond sale during the first nine months ended September 30, 2014. In addition, when comparing the nine months ended September 30, 2015 with the nine months ended September 30, 2014, approximately $6.8 million of the increase in total expenses was directly related to increased borrowings, the adjustment of the derivatives to fair value, and increased administrative fees and professional fees.

Discussion of the Public Housing Capital (“PHC”) Trusts on September 30, 2015

As discussed in Notes 5 and 19 in the Company’s condensed consolidated financial statements, the terms of the Amended and Restated LP Agreement allow investments in addition to mortgage revenue bonds owned by the Partnership. The Partnership must limit its investment in these other securities to the extent necessary to maintain its exemption from registration under the Investment Company Act of 1940, and the aggregate book value of these other securities may not exceed 25% of the total assets of the Partnership.

The PHC Certificates consist of custodial receipts evidencing loans made to a number of public housing authorities.

The following table compares total revenues and net income for the PHC Trusts segment for the periods indicated:

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
PHC Trusts
Total revenues	$736,699	$734,110	$2,254,448	$2,311,112
Net income	$427,810	$410,396	$1,333,771	$1,300,694

The slight decrease in total revenues when comparing the nine months ended September 30, 2015, to the same period in 2014, was the result of the principal reductions of the PHC Trust holdings owned by the Partnership. The slight increase in net income when comparing the same periods was related to less interest expense due to the reduction in related borrowings.

Discussion of the Mortgage-Backed Securities (“MBS”) on September 30, 2015

As discussed in Notes 6 and 19 in the Company’s condensed consolidated financial statements, the third type of security owned by the Partnership is MBS securities. At September 30, 2015, the Partnership owned state-issued MBS securities with an aggregate outstanding principal balance of approximately $14.7 million.

The following table compares total revenues and net income for the MBS securities segment for the periods indicated:

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
MBS Securities
Total revenues	$(202,699)	$378,202	$103,022	$1,195,880
Net (loss) income	$(242,421)	$276,878	$(15,738)	$859,139

The decrease in total revenue and net income when comparing the nine months ended September 30, 2015, to the same period in 2014, resulted from the change in prospective premium amortization of MBS Securities and the sale of approximately $24.6 million par value of the MBS securities during 2014 and the premium amortization related to the MBS Securities.

Discussion of the MF Properties on September 30, 2015

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

The following table compares total revenues, total interest expense, and net income for the MF Properties segment for the periods indicated:

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
MF Properties
Total revenues	$5,312,220	$3,675,140	$17,118,044	$9,959,704
Total interest expense	$686,334	$603,714	$2,040,142	$1,627,264
Net income (loss)	$283,093	$(330,303)	$3,027,195	$(758,097)

At September 30, 2015 and 2014, the Partnership’s consolidated subsidiaries owned eight MF Properties which contain a total of 2,216 and 2,233 rental units, respectively. For the nine months ended September 30, 2015 the Partnership included The 50/50 MF Property that began leasing in August 2014, the Suites on Paseo that became an MF Property in September 2015, and did not include Glynn Place and The Colonial beyond the August and May 2015 sale dates, respectively. The increase in income from continuing operations for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014 is attributable, for the most part, to a gain of approximately $4.6 million reported on the sale of Glynn Place and The Colonial in 2015. Excluding this gain from the sale of Glynn Place and The Colonial, the increase in the loss for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was attributable, for the most part, to the completion of The 50/50 MF Property in August 2014 and the Suites on Paseo added to the MF Properties in September 2015. During 2015, The 50/50 MF Property began to accrue real estate taxes and the Suites on Paseo incurred one time acquisition and accrued expenses.

America First Properties Management Company (“Properties Management”), an affiliate of AFCA 2, provides property management services for seven of the MF Properties and seven of the properties collateralized by the mortgage revenue bonds.  Management believes this relationship provides greater insight and understanding of the underlying property operations and their ability to meet the Partnership’s debt service requirements. Two of the managed properties are Consolidated VIEs and are reported as discontinued operations in all periods presented.

The following tables outline certain information regarding the Residential Properties on which the Partnership holds mortgage revenue bonds as investments and owns the MF Properties. The table does not include information on the two Consolidated VIEs that are reported as discontinued operations for the periods presented. The narrative discussion that follows provides a brief operating analysis of each category for the nine months ended September 30, 2015 and 2014.

Non-Consolidated Properties-Stabilized

The owners of the following properties either do not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE. As a result, the Partnership does not report the assets, liabilities and results of operations of these properties on a consolidated basis. For the nine months ended September 30, 2015, these Residential Properties have met the stabilization criteria (see footnote 3 below the table). Debt service on the Partnership’s bonds for the non-consolidated stabilized properties was current on September 30, 2015.

		Total Revenue (1) (in 000's) for the period ended September 30,		Net Operating Income (in 000's) for the period ended September 30,			Percentage Occupied for the period ended September 30,		Economic Occupancy (2) for the period ended September 30,
						Number of Units
Property Name	State	2015	2014	2015	2014		2015	2014	2015	2014
Non-Consolidated Properties-Stabilized (3)
Harden Ranch	CA	$859	$706	$500	$388	100	97%	95%	99%	98%
Tyler Park Townhomes	CA	696	693	372	325	88	100%	99%	99%	99%
Westside Village Market	CA	461	471	278	239	81	100%	96%	100%	100%
Lake Forest Apartments	FL	1,660	1,497	914	735	240	95%	94%	92%	85%
Ashley Square Apartments	IA	1,067	1,042	518	445	144	94%	94%	93%	92%
Brookstone Apartments	IL	1,002	996	444	401	168	99%	95%	94%	90%
Copper Gate (5)	IN	762	n/a	369	n/a	128	95%	n/a	96%	n/a
Renaissance Gateway (6)	LA	1,322	n/a	785	n/a	208	93%	94%	93%	n/a
Live 929 Apartments (5)	MD	5,065	n/a	3,568	n/a	575	91%	96%	88%	94%
Woodlynn Village	MN	463	445	275	266	59	98%	86%	94%	93%
Greens of Pine Glen Apartments	NC	1,109	1,070	573	541	168	95%	87%	89%	87%
Ohio Properties (4)	OH	2,577	2,552	1,222	1,127	362	97%	97%	94%	94%
Bridle Ridge Apartments	SC	884	868	505	504	152	97%	98%	98%	96%
Cross Creek Apartments	SC	999	937	460	383	144	96%	96%	91%	89%
Palms at Premier Park	SC	1,819	1,758	1,154	1,119	240	91%	92%	93%	87%
Arbors of Hickory Ridge	TN	1,858	1,786	920	884	348	88%	93%	86%	86%
Avistar at Chase Hill (6)	TX	1,586	1,338	800	572	232	91%	n/a	83%	n/a
Avistar at the Crest (6)	TX	1,439	1,288	804	667	200	98%	n/a	86%	n/a
Avistar at the Oaks (6)	TX	1,090	817	546	386	156	93%	n/a	84%	n/a
Avistar in 09 (6)	TX	871	646	498	330	133	95%	n/a	87%	n/a
Avistar on the Boulevard (6)	TX	2,093	1,929	1,203	1,061	344	95%	n/a	82%	n/a
Avistar on the Hills (6)	TX	890	771	478	408	129	95%	n/a	90%	n/a
Bella Vista Apartments	TX	919	879	462	439	144	95%	96%	93%	87%
Runnymede Apartments	TX	1,847	1,798	820	867	252	96%	96%	94%	97%
South Park Ranch Apartments	TX	1,620	1,586	1,017	996	192	100%	99%	97%	95%
Vantage at Judson (6)	TX	2,526	1,162	1,685	444	288	92%	91%	82%	n/a
		$37,484	$27,035	$21,170	$13,527	5,275	94%	95%	90%	92%

(1)	Total revenue is defined as net rental revenue plus other income from properties operations.

(2)
Economic occupancy is presented for September 30, 2015 and 2014, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented. Therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

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

When comparing the nine months ended September 30, 2015 and 2014, total revenue and net operating income of the stabilized non-consolidated properties had increased. The increase is the result of three factors: renovated properties, new investments, and existing properties. The properties which were renovated in 2014 and are now stabilized contribute approximately 44% of the increase in total revenue and approximately 44% of the increase in net operating income. The underlying properties that collateralize the new mortgage revenue bonds contribute approximately 46% of the increase in total revenue and approximately 43% of the increase in net operating income. Lastly, the existing properties contribute the remaining 10% of the increase in total revenue and 13% of the increase in net operating income. The increase in net operating income is the result of an increase in other income, mainly cable/television commission and a decrease in utility, real estate tax, and insurance expense.

Non-Consolidated Properties-Not Stabilized

The owners of the following properties do not meet the definition of a VIE and/or the Partnership has evaluated and determined it is not the primary beneficiary of the VIE. As a result, the Partnership does not report the assets, liabilities and results of operations of these properties on a consolidated basis. For the nine months ended September 30, 2015, these Residential Properties have not met the stabilization criteria (see footnote 3 below the table). On September 30, 2015, debt service on the Partnership’s bonds for the non-consolidated properties which are not stabilized was current.

		Total Revenue (1) (in 000's) the period ended September 30,		Net Operating Income (in 000's) the period ended September 30,			Percentage Occupied the period ended September 30,		Economic Occupancy (2) for the period ended September 30,
						Number of Units
Property Name	State	2015	2014	2015	2014		2015	2014	2015	2014
Non-Consolidated Properties-Non Stabilized (3)
Glenview Apartments (4)	CA	$573	n/a	$306	n/a	88	98%	n/a	96%	n/a
Montclair Apartments (4)	CA	417	n/a	194	n/a	80	100%	n/a	97%	n/a
Santa Fe Apartments (4)	CA	529	n/a	242	n/a	89	97%	n/a	96%	n/a
Seasons at Simi Valley (4)	CA	62	n/a	39	n/a	69	100%	n/a	135%	n/a
Silver Moon (4)	NM	611	n/a	296	n/a	151	97%	n/a	66%	n/a
Avistar at the Parkway (4)	TX	624	n/a	303	n/a	236	63%	n/a	61%	n/a
Concord at Gulfgate (4)	TX	1,746	n/a	1,006	n/a	288	78%	n/a	77%	n/a
Concord at Little York (4)	TX	1,365	n/a	617	n/a	276	72%	n/a	69%	n/a
Concord at Williamcrest (4)	TX	1,655	n/a	926	n/a	288	74%	n/a	73%	n/a
Heritage Square Apartments (4)	TX	825	n/a	498	n/a	204	73%	n/a	56%	n/a
Vantage at Harlingen (5)	TX	1,440	n/a	711	n/a	288	81%	n/a	51%	n/a
		$9,847	n/a	$5,138	n/a	2,057	79%	n/a	69%	n/a

(1)	Total revenue is defined as net rental revenue plus other income from properties operations.

(2)
Economic occupancy is presented for the nine months ended September 30, 2015 and 2014, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented. Therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(3)
During 2015, these properties were under construction or renovation. As such, these properties are not considered stabilized as they have not met the criteria for stabilization. Stabilization is generally defined as 90% occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service.

(4)	Previous period occupancy numbers are not available as these are new investments.

(5)	Previous period occupancy numbers are not available as this property was being renovated in 2014.

When comparing the nine months ended September 30, 2015 and 2014, total revenue and net operating income of the non-stabilized non-consolidated properties increased as new collateral was added to the property portfolio with the purchase of approximately $132.0 million of new mortgage revenue bonds. The underlying properties that collateralize these mortgage revenue bonds were either under renovation or have not fully stabilized. Glenview Apartments, Montclair Apartments, Santa Fe Apartments and Heritage Square were purchased in the period between July 1 and December 31, 2014, while Seasons at Simi Valley, Silver Moon, Concord at Gulfgate, Concord at Little York, Concord at Williamcrest, Avistar at the Parkway, and Vantage at Harlingen were purchased or construction was completed in the nine months ended September 30, 2015.

MF Properties
Eight MF Properties are owned by the Partnership and its subsidiary. The Partnership owns one MF Property, and the subsidiary holds a 99% limited partner interest in one limited partnership and 100% of the membership interests in six limited liability companies. The properties are encumbered by mortgage loans with an aggregate principal balance of $68.5 million at September 30, 2015. The Partnership reports the assets, liabilities, and results of operations of these properties on a consolidated basis. For the nine months ended September 30, 2015, these MF Properties have met the stabilization criteria (see footnote 3 below the table).

		Total Revenue (1) (in 000's) the period ended September 30,		Net Operating Income (in 000's) the period ended September 30,			Percentage Occupied the period ended September 30,		Economic Occupancy (2) for the period ended September 30,
						Number of Units
Property Name	State	2015	2014	2015	2014		2015	2014	2015	2014
MF Properties(3)
Suites on Paseo (4)	CA	$413	n/a	$(276)	n/a	394	98%	89%	72%	n/a
Eagle Village	IN	1,444	1,229	451	328	511	97%	69%	80%	63%
Woodland Park	KS	1,402	1,355	758	663	236	92%	93%	89%	91%
Northern View (f/k/a Meadowview)	KY	1,012	915	386	374	269	91%	98%	76%	93%
Arboretum	NE	2,578	2,462	1,297	1,178	145	97%	99%	93%	91%
The 50/50 MF Property	NE	2,752	525	923	350	475	100%	99%	94%	n/a
Residences at DeCordova	TX	878	845	481	471	110	98%	95%	92%	93%
Residences at Weatherford	TX	657	640	357	325	76	97%	100%	99%	99%
		$11,136	$7,971	$4,377	$3,689	2,216	97%	77%	89%	86%

(1)	Total revenue is defined as net rental revenue plus other income from properties operations.

(2)
Economic occupancy is presented for September 30, 2015 and 2014, and is defined as the net rental income received divided by the maximum amount of rental income to be derived from each property. This statistic is reflective of rental concessions, delinquent rents and non-revenue units such as model units and employee units. Actual occupancy is a point in time measure while economic occupancy is a measurement over the period presented. Therefore, economic occupancy for a period may exceed the actual occupancy at any point in time.

(3)
Stabilization is generally defined as 90% occupancy for 90 days and an achievement of 1.15 times debt service coverage ratio on amortizing debt service for all MF Properties that are not student housing residential properties. Suites on Paseo, Eagle Village, Northern View, and The 50/50 MF Property are student housing residential properties.

(4)	Previous period revenue, net operating income and occupancy numbers are not available as these properties were being renovated in 2014.

When comparing the nine months ended September 30, 2015 and 2014, total revenue of the stabilized MF Properties and student housing residential properties increased approximately 28% while the net operating income increased approximately 16%. Approximately 59% of the increase in net operating income was due to the completion and lease-up of The 50/50 MF Property in August 2014. The remaining increase is due to improved overall economic occupancy reported by the remaining stabilized MF Properties.

In September 2015, the owner of the Suites on Paseo property and the Partnership mutually agreed to exchange the deed for the Suites on Paseo property, a California property, in exchange for the par value Series A and B mortgage revenue bonds plus accrued interest. See Notes 4, 7, and 8 in the Company’s condensed consolidated financial statements which are incorporated by reference herein.

Results of Operations

The tables and following discussions of the Partnership’s change in total revenues, total expenses, and net income for the three and nine months ended September 30, 2015 and 2014 (in thousands) should be read in conjunction with the Company’s condensed consolidated financial statements and Notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The following table compares revenue for the Partnership for the periods presented:

Change in Total Revenues (in 000’s)

	For Three Months Ended September 30, 2015	For Three Months Ended September 30, 2014	$ Change	For Nine Months Ended September 30, 2015	For Nine Months Ended September 30, 2014	$ Change
Revenues:
Property revenues	$4,124	$3,675	$449	$12,513	$9,960	$2,553
Investment income	8,486	6,958	1,528	25,854	19,405	6,449
Gain on sale of MF Property	1,188	—	1,188	4,605	—	4,605
Gain on mortgage revenue bonds - sale and redemption	—	—	—	—	3,685	(3,685)
Other interest income	287	222	65	739	673	66
Other income	—	188	(188)	—	188	(188)
Total Revenues	$14,085	$11,043	$3,042	$43,711	$33,911	$9,800

Discussion of the Total Revenues For the Three Months Ended September 30, 2015 and 2014

Property revenues. Property revenues consist of revenue from multifamily, student housing, and senior citizen residential properties which are not currently financed by mortgage revenue bonds held by the Partnership but which the Partnership eventually intends to finance by such bonds through a restructuring. When comparing the three months ended September 30, 2015 with the three months ended September 30, 2014, approximately 49% of the net property revenue increase was due to the completion and lease-up of The 50/50 MF Property in August 2014 and the addition of the Suites on Paseo, an MF Property, in September 2015. Due to the sale of Glynn Place and The Colonial in 2015, the Partnership reported a reduction of approximately 36% when comparing the two periods. The MF Properties reported an average monthly rent of approximately $605 per unit for the three months ended September 30, 2015 as compared with $585 per unit for the three months ended September 30, 2014.

Investment income. The interest income received by the Partnership from its mortgage revenue bonds is dependent upon the net cash flow of the underlying properties. Base interest income on fully performing mortgage revenue bonds is recognized as it is earned. When comparing the three months ended September 30, 2015 and 2014, the Partnership realized an approximately $2.1 million increase in recurring investment income on an approximately $109.8 million net increase in the par value of the investment portfolio.

Gains on the sales and redemption of MF Property and mortgage revenue bonds. The Partnership sold Glynn Place, an MF Property, in August 2015 which resulted in a gain of approximately $1.2 million. There were no MF Property sales during 2014.

Discussion of the Total Revenues For the Nine Months Ended September 30, 2015 and 2014

Property revenues. When comparing the nine months ended September 30, 2015 with the nine months ended September 30, 2014, approximately 70% of the net property revenue increase was due to the completion and lease-up of The 50/50 MF Property in August 2014 and the addition of the Suites on Paseo, an MF Property, in September 2015. Due to the sale of Glynn Place and The Colonial in 2015, the Partnership reported a reduction of approximately 16% when comparing the two periods. The MF Properties reported an average monthly rent of approximately $611 per unit for the nine months ended September 30, 2015 as compared with $584 per unit in for the nine months ended September 30, 2014.

Investment income. When comparing the nine months ended September 30, 2015 and 2014, the Partnership realized an increase of approximately $7.4 million in recurring investment income. This is predominately due to a net increase of approximately $109.8 million in the par value of the underlying securities held by the Partnership at September 30, 2015.

Gains on the sales and redemption of MF Property and mortgage revenue bonds. The Partnership sold The Colonial and Glynn Place, MF Properties, in 2015 which resulted in a gain of approximately $4.6 million. There were no MF Property sales during 2014. However, in April 2014, the Autumn Pines mortgage revenue bond was sold at a gain of approximately $873,000. In addition, the Lost Creek mortgage revenue bond was redeemed and a gain of approximately $2.8 million was recognized. There was no gain realized on the sale of mortgage revenue bonds during 2015.

The following table compares expenses for the Partnership for the periods presented:

Change in Total Expenses (in 000’s)

	For Three Months Ended September 30, 2015	For Three Months Ended September 30, 2014	$ Change	For Nine Months Ended September 30, 2015	For Nine Months Ended September 30, 2014	$ Change
Expenses:
Real estate operating (exclusive of items shown below)	$2,933	$2,091	$842	$7,680	$5,549	$2,131
Provision for loan loss	—	75	(75)	—	75	(75)
Recovery of loss on receivables	(98)	—	(98)	—	—	—
Depreciation and amortization	1,829	1,593	236	5,365	4,265	1,100
Interest	4,754	2,576	2,178	11,683	7,029	4,654
General and administrative	2,380	1,409	971	6,214	4,079	2,135
Total Expenses	$11,798	$7,744	$4,054	$30,942	$20,997	$9,945

Discussion of the Total Expenses For the Three Months Ended September 30, 2015 and 2014

Real estate operating expenses.  Real estate operating expenses associated with the MF Properties are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. A portion of real estate operating expenses are fixed in nature, thus a decrease in physical and economic occupancy would result in a reduction in operating margins. When comparing the three months ended September 30, 2015 and 2014, approximately $1.0 million of the net increase in real estate operating expenses was directly related to one month of operations for the Suites on Paseo, which became an MF Property in September 2015, and three months of real estate tax accrual for The 50/50 MF Property in 2015 which began lease-up in August 2014. Offsetting this increase was a decrease of approximately $333,000 related to the sale of Glynn Place and The Colonial in 2015. The remaining changes were attributable to decreases in salaries, utilities, and management fees due to normal property operations.

Recovery of loss on receivables. The Partnership did not receive its entire interest payment due on June 1, 2015 from the Suites on Paseo. The Partnership issued a forbearance agreement for the accrued interest due on June 1, 2015, but not yet paid, until September 1, 2015. The Partnership evaluated the collectability of its interest receivable and determined the interest accrued on the Suites on Paseo Series B bond was not collectible on June 30, 2015. When the Suites on Paseo became an MF Property, the Partnership reversed the allowance for the accrued interest receivable on the Series B interest of approximately $98,000 for the three months ended September 30, 2015 as the estimated impairment no longer existed. There was no similar transaction recorded during 2014 as the Series B bonds were not purchased until March 2015.

Depreciation and amortization expense.  Depreciation results from the ownership of real estate investments in the MF Properties portfolio. Amortization consists of in-place lease intangible assets recorded as part of the acquisition-method of accounting for the acquisition of MF Properties and deferred finance cost amortization related to the closing of the TEBS M24, M31, M33 and TOB Credit Facilities. Approximately $317,000 of the net increase in depreciation and amortization was related to The 50/50 MF Property which was placed in service in August 2014 and the addition of the Suites on Paseo in September 2015. Offsetting this increase was a decrease of approximately $230,000 related to the sale of The Colonial and Glynn Place in 2015. The majority of the remaining increase is related to the additional amortization expense reported on the Partnership’s financing facilities.

Interest expense. Interest expense is impacted by the change in the mark to market adjustment of the Partnership's derivatives, changes in variable interest rates and the increase/decrease in the average outstanding Partnership debt. The interest rate derivatives do not qualify for hedge accounting and, as such, are carried at their fair value. Changes in fair value of the interest rate derivatives are included in current period earnings and reflected within interest expense. The increase in interest expense for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, was approximately $2.2 million. This was the result of an increase of approximately $917,000 in interest expense related to the $146.7 million increase in average debt outstanding. The Partnership’s borrowing cost averaged approximately 2.5% per annum for the three months ended September 30, 2015 as compared to approximately 2.4% for the three months ended September 30, 2014. This resulted in an increase of approximately $101,000 in additional interest expense. In addition there was an increase of approximately $1.1 million for the three months ended September 30, 2015, compared to the same period in 2014 due to the change in the mark to market adjustment of the Partnership’s derivatives.

General and administrative expenses. The increase in general and administrative expenses was due to an increase in administrative fees payable to AFCA 2 related to the acquisition of the mortgage revenue bonds, increased professional fees, and consent solicitation expenses incurred during the three months ended September 30, 2015.

Discussion of the Total Expenses For the Nine Months Ended September 30, 2015 and 2014

Real estate operating expenses.  For the nine months ended September 30, 2015 and 2014, approximately $2.4 million of the net increase in real estate operating expenses was directly related to one month of operations for the Suites on Paseo, which became an MF Property in September 2015, and The 50/50 MF Property which began lease-up in August 2014. Offsetting this increase was a decrease of approximately $494,000 related to the sale of Glynn Place and The Colonial in 2015. The remaining changes were mostly related to changes in salaries, utilities, and management fees due to normal property operations.

Depreciation and amortization expense.  Approximately $1.2 million of the net increase in depreciation and amortization was related to The 50/50 MF Property which was placed in service in August 2014 and the addition of the Suites on Paseo in September 2015. Offsetting this increase was a decrease of approximately $294,000 related to the sale of The Colonial and Glynn Place in 2015. The majority of the remaining increase is related to the additional amortization expense related to on the Partnership’s financing facilities.

Interest expense. The increase in interest expense for the nine months ended September 30, 2015 compared to 2014, was approximately $4.7 million. This was the result of an increase of approximately $2.8 million in interest expense related to the $142.5 million increase in average debt outstanding. The Partnership’s borrowing cost averaged approximately 2.6% per annum for the nine months ended September 30, 2015, as compared to approximately 2.4% for the nine months ended September 30, 2014. The increase in interest rate resulted in approximately $642,000 in additional interest expense. In addition, there was an increase of approximately $1.2 million due to the change in the mark to market adjustment of the Partnership’s derivatives when comparing the two periods.

General and administrative expenses. The increase in general and administrative expenses was mostly due to increased administrative fees payable to AFCA 2 related to the acquisition of the mortgage revenue bonds, increased professional fees, and consent solicitation expenses incurred during the nine months ended September 30, 2015.

The following table compares income from discontinued operations for the Partnership for the periods presented:

Change in Income from Discontinued Operations (in 000’s)

	For Three Months Ended September 30, 2015	For Three Months Ended September 30, 2014	$ Change	For Nine Months Ended September 30, 2015	For Nine Months Ended September 30, 2014	$ Change
Income from discontinued operations	$254	$7	$247	$517	$97	$420

Discussion of Net Income From Discontinued Operations For the Three and Nine Months Ended September 30, 2015 and 2014

In April 2015, separate brokerage contracts were executed to list the Consolidated VIEs, Bent Tree and Fairmont Oaks, for sale. As a result, management has determined these Consolidated VIEs met the criteria for discontinued operations presentation and have been classified as such in the Company’s condensed consolidated financial statements for all periods presented. Pursuant to accounting guidance, on the date the brokerage contracts were executed depreciation on the discontinued operations ceased. As such, the change in the three and nine months ended September 30, 2015 and 2014 resulted as no depreciation was recorded for the three months ended September 30, 2015 for these properties.

Liquidity and Capital Resources

Interest earned on the mortgage revenue bonds, interest earned and reported as discontinued operations, and mortgage investment income earned on the PHC Certificates and the MBS represents the Partnership’s principal source of cash flow.  The Partnership may also receive interest payments on its property loans, earnings on temporary investments and cash distributions from equity interests held in MF Properties.  Interest is primarily comprised of fixed rate base interest payments received on the Partnership’s mortgage revenue bonds, PHC Certificates and MBS which provides fairly constant cash receipts.  Certain of the mortgage revenue bonds may also generate payments of contingent interest to the Partnership from time to time when the underlying Residential Properties generate excess cash flow.  In addition, the Partnership’s cash is affected when it acquires or disposes of its investments in mortgage revenue bonds.  For additional details, see the Cash Flows from Investing Activities section of the Company’s Condensed Consolidated Statement of Cash Flows which are incorporated by reference herein.

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

Other sources of cash available to the Partnership included proceeds from debt financing, mortgages, and the sale of additional Partnership securities.  On September 30, 2015, the Partnership had outstanding LOCs of approximately $6.4 million, debt financing of approximately $447.6 million under separate credit facilities, and mortgages of approximately $68.5 million secured by six MF Properties.

The Consolidated VIEs’, which are reported as discontinued operations for all periods presented, and MF Properties’ primary uses of cash are: (i) the payment of general, administrative, and operating expenses; (ii) the payment of interest and principal on debt and mortgage financing facilities; and (iii) the payment of distributions to the Unitholders. The Partnership also uses cash to acquire additional investments.

(i) Payment of general, administrative, and operating expenses
The Consolidated VIEs’, which are reported as discontinued operations for all periods presented, and MF Properties’ primary uses of cash were for operating expenses. The Partnership also uses cash for general and administrative expenses and to acquire additional investments. For discussions related to economic risk, see the Market Opportunities and Challenges section below and also Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. For additional details, see the Cash Flows from Operating Activities section of the Company’s Condensed Consolidated Statement of Cash Flows which are incorporated by reference herein.

(ii) Payment of interest and principal on debt and mortgage financing facilities
The Partnership utilizes leverage for the purpose of enhancing investor returns. Management uses target constraints for each type of short term financing utilized by the Partnership to manage an overall 65% leverage constraint. The amount of leverage utilized is dependent upon several factors, including the assets being leveraged, the tenor of the leverage program, whether the financing is subject to market collateral calls, and the liquidity and marketability of the financing collateral. While short term variations from targeted levels may occur within financing classes, overall Partnership leverage will not exceed 65%. On September 30, 2015 the overall leverage constraint of the Partnership, total outstanding debt divided by total partnership assets using the par value of the mortgage revenue bonds and the MF Properties at cost, was approximately 64%. For additional details, see the Cash Flows from Financing Activities section of the Company’s Condensed Consolidated Statement of Cash Flows which are incorporated by reference herein.

On September 30, 2015, the total costs of borrowing by investment type were as follows:

•	range between approximately 2.2% and 3.5% for the LOCs;

•	range between approximately 1.3% and 2.0% for the M24, M31, and M33 TEBS facilities;

•	range between approximately 2.8% and 4.5% for the TOB Trusts securitized by mortgage revenue bonds;

•	approximately 1.1% for the MBS TOB Trusts;

•	approximately 2.3% for the PHC Trust Certificates TOB Trusts; and

•	approximately 2.9% to 4.8% for the MF Property mortgages.

(iii) Payment of distributions to the Unitholders
Distributions to the Unitholders may increase or decrease at the determination of the General Partner.  The per unit cash available for distribution primarily depends on the amount of interest and other cash received by the Partnership from its portfolio of mortgage revenue bonds and other investments, the amount of the Partnership’s outstanding debt and the effective interest rates paid by the Partnership on this debt, the level of operating and other cash expenses incurred by the Partnership and the number of units outstanding. See additional discussion and details in the Cash Available for Distribution section below.

The Partnership has made annual cash distributions of $0.50 per unit since 2009. For the nine months ended September 30, 2015, the Partnership’s realized CAD per unit was $0.34. For the year ended December 31, 2014, the realized CAD per unit was less than the cash distribution of $0.50 per unit. As such the Partnership paid approximately $6.0 million of the distributions for 2014 using unrestricted cash to supplement the deficit which was considered to be a return of capital to its Unitholders.

The Partnership continues to work with the Partnership’s primary lenders to finance a portion of the acquisition of mortgage revenue bonds and believes that upon completion of its current investment and financing plans, the Partnership will be able to generate sufficient CAD to maintain cash distributions to the Unitholders at the current level of $0.50 per unit per year without the use of other available cash. However, if leverage plans are delayed, actual results may vary from current projections. If the actual CAD generated continues to be less than the regular distribution to shareholders, such distribution amount may need to be reduced. There is no assurance that the Partnership will be able to generate CAD at levels in excess of the current annual distribution rate. See additional discussion in the “Cash Available for Distributions” section below.

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

Some properties have experienced a loss of occupancy due to market conditions. Overall economic occupancy (which is adjusted to reflect rental concessions, delinquent rents, and non-revenue units such as model units and employee units) of the stabilized Residential Properties that the Partnership has financed with mortgage revenue bonds was approximately 90% for the nine months ended September 30, 2015 and 2014.  Overall economic occupancy of the stabilized MF Properties was approximately 89% for the nine months ended September 30, 2015 and approximately 86% for the nine months ended September 30, 2014. Based on the growth statistics in the markets in which these properties operate, the Partnership expects to see a modest improvement in property operations and profitability.

Cash Available for Distribution

Management utilizes a calculation of CAD as a means to determine the Partnership’s ability to make distributions to Unitholders.  The General Partner believes that CAD provides relevant information about its operations and is necessary along with net income for understanding its operating results.  To calculate CAD, the Partnership adds back non-cash expenses consisting of amortization expense related to debt financing costs and bond reissuance costs, interest rate derivative expense or income, provision for loan losses, impairments on bonds, losses related to VIEs including depreciation expense, and income received in cash from transactions which have been eliminated in consolidation, to the Partnership’s net income (loss) as computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and deducts Tier 2 income attributable to the General Partner as defined in the Amended and Restated LP Agreement. Net income is the GAAP measure most comparable to CAD. There is no generally accepted methodology for computing CAD, and the Partnership’s computation of CAD may not be comparable to CAD reported by other companies.  Although the Partnership considers CAD to be a useful measure of its operating performance, CAD is a non-GAAP measure that should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP, or any other measures of financial performance or liquidity presented in accordance with GAAP.

The following table shows the calculation of CAD (and a reconciliation of the Partnership’s net income as determined in accordance with GAAP to its CAD):

	For Three Months Ended September 30, 2015	For Three Months Ended September 30, 2014	For Nine Months Ended September 30, 2015	For Nine Months Ended September 30, 2014
Net income - America First Multifamily Investors L.P.	$2,540,649	$3,307,829	$13,286,399	$13,013,115
Net (loss) income related to VIEs and eliminations due to consolidation	(26,311)	165,232	51,901	419,685
Net income before impact of VIE consolidation	$2,514,338	$3,473,061	$13,338,300	$13,432,800
Change in fair value of derivatives and interest rate derivative amortization	1,254,563	153,810	1,955,693	763,718
Depreciation and amortization expense (Partnership only)	1,829,026	1,593,312	5,365,121	4,265,375
Provision for loan loss	—	75,000	—	75,000
Tier 2 Income distributable to the General Partner (1)	(296,952)	—	(1,151,317)	(927,106)
Developer income (2)	—	487,948	18,159	619,948
Bond purchase discount accretion (net of cash received)	380,644	1,902	1,129,214	(23,967)
Recovery of loss on receivables	(98,431)	—	—	—
Depreciation and amortization related to discontinued operations	2,023	2,048	6,088	6,164
CAD	$5,585,211	$5,787,081	$20,661,258	$18,211,932
Weighted average number of units outstanding,
basic and diluted	60,252,928	60,252,928	60,252,928	59,154,027
Net income, basic and diluted, per unit	$0.04	$0.06	$0.20	$0.21
Total CAD per unit	$0.09	$0.10	$0.34	$0.31
Distributions per unit	$0.125	$0.125	$0.375	$0.375
(1) As described in Note 2 to the Company’s condensed consolidated financial statements, Net Interest Income representing contingent interest and Net Residual Proceeds representing contingent interest (Tier 2 income) will be distributed 75% to the unitholders and 25% to the General Partner. This adjustment represents the 25% of Tier 2 income due to the General Partner. For the three and nine months ended September 30, 2015, the Partnership reported the sale of Glynn Place and The Colonial which resulted in an approximately $1.2 million and $3.4 million gain, respectively, and 25% of Tier 2 income due to the General Partner is approximately $297,000 and $854,000, respectively. For the nine months ended September 30, 2014, the Partnership realized the sale of the Autumn Pines bond which resulted in an approximate $873,000 gain and Tier 2 income due to the General Partner of approximately $218,000 and realized the redemption of the Lost Creek bond which resulted in an approximate $2.8 million gain and Tier 2 income due to the General Partner of approximately $709,000.
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

The table below identifies the composition of CAD per unit earned by the Partnership for the three and nine months ended September 30, 2015 and 2014.

	For Three Months Ended September 30, 2015	For Three Months Ended September 30, 2014	For Nine Months Ended September 30, 2015	For Nine Months Ended September 30, 2014
Total CAD	$0.09	$0.10	$0.34	$0.31
Non-Recurring CAD
Tier 2 income related to gain on sale of MF Properties	0.015	—	0.057	—
Gain on sale or redemption of securities	—	—	—	0.048
Bond purchase discount accretion (net of cash received), other interest income, and developer fee income	—	0.014	0.024	0.016
General and administrative non-recurring expenses	(0.004)	—	(0.006)	—
One-time expenses related to MF Properties	(0.005)	—	(0.007)	—
Non-recurring CAD total	$0.006	$0.014	$0.068	$0.064
Recurring CAD	$0.08	$0.09	$0.27	$0.25

Contractual Obligations

As discussed in the Company’s 2014 Annual Report on Form 10-K and elsewhere in this document, the debt and mortgage obligations of the Partnership consist of scheduled principal payments on the TOB financing facilities, the TEBS credit facilities with Freddie Mac, payments on the MF Property mortgages, and the Partnership’s lines of credit. The Partnership has the intent and ability to refinance the obligations. For additional discussion, refer to Notes 11, 12 and 18 of the Company’s condensed consolidated financial statements.

The Partnership has the following contractual obligations on September 30, 2015:

	Payments due by period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Long-Term Debt Obligations
Long-term line of credit	$1,425,261	$—	$1,425,261	$—	$—
Debt financing	$447,606,493	$81,726,988	$154,572,473	$211,307,032	$—
Mortgages payable	$68,494,688	$1,150,212	$39,246,536	$28,097,940	$—
Effective interest rate(s) (1)		2.53%	2.26%	1.77%	—%
Interest (2)	$32,989,803	$11,946,263	$15,440,297	$5,603,243	$—
Purchase Obligations
Forward bond purchase	$58,110,000	$58,110,000	$—	$—	$—
Total	$608,626,245	$152,933,463	$210,684,567	$245,008,215	$—

(1)	Interest rates shown are the average effective rates on September 30, 2015 and include the impact of the Partnership’s interest rate derivatives.

(2)	Interest shown is estimated based upon current effective interest rates through maturity.

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

At September 30, 2015, the terms of the Partnership’s twelve interest rate cap agreements are as follows:

	Notional	Effective	Maturity	Purchase
Date Purchased	Amount	Capped Rate	Date	Price	Counterparty

September 2, 2010	$31,936,667	3.0%	September 1, 2017	$921,000	Bank of New York Mellon

September 2, 2010	$31,936,667	3.0%	September 1, 2017	$845,600	Barclays Bank PLC

September 2, 2010	$31,936,667	3.0%	September 1, 2017	$928,000	Royal Bank of Canada

August 15, 2013	$93,305,000	1.5%	September 1, 2017	$793,000	Deutsche Bank

February 18, 2014	$41,250,000	1.0%	March 1, 2017	$230,500	SMBC Capital Markets, Inc

February 18, 2014	$11,000,000	1.0%	March 1, 2017	$150,500	SMBC Capital Markets, Inc

July 10, 2014	$31,565,000	3.0%	August 15, 2019	$315,200	Barclays Bank PLC

July 10, 2014	$31,565,000	3.0%	August 15, 2019	$343,000	Royal Bank of Canada

July 10, 2014	$31,565,000	3.0%	August 15, 2019	$333,200	SMBC Capital Markets, Inc

July 10, 2015	$28,095,000	3.0%	August 15, 2020	$210,000	Wells Fargo Bank

July 10, 2015	$28,095,000	3.0%	August 15, 2020	$187,688	Royal Bank of Canada

July 10, 2015	$28,095,000	3.0%	August 15, 2020	$174,900	SMBC Capital Markets, Inc

The Partnership entered into these interest rate cap agreements to effectively limit the interest payable by the Partnership. See Note 14 to the Company’s condensed consolidated financial statements for discussions related to the derivatives and the valuation methodology used to estimate the fair value of the Partnership’s interest rate derivative agreements, which discussions are incorporated by reference herein.
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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting the Company are described in Item 1A “Risk Factors” of the Company’s 2014 Annual Report on Form 10-K. There have been no material changes from these previously disclosed risk factors for the the nine months ended September 30, 2015.

Item 6.  Exhibits.

The following exhibits are filed as required by Item 15(a)(3) of this report.  Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

3.1 America First Multifamily Investors, L.P. First Amended and Restated Agreement of Limited Partnership dated as of September 15, 2015 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (No. 000-24843), filed by the Partnership on September 18, 2015).

10.1 America First Multifamily Investors, L.P. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on September 18, 2015).

10.2 Sale, Contribution and Assignment Agreement dated July 1, 2015 between America First Multifamily Investors, L.P. and ATAX TEBS III, LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2015).

10.3 Subordinate Bonds Custody Agreement dated July 1, 2015 by and among The Bank of New York Mellon Trust Company, N.A., as custodian for the Federal Home Loan Mortgage Corporation, America First Multifamily Investors, L.P., and ATAX TEBS III, LLC (incorporated herein by reference to Exhibit 10.2 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2015).

10.4 Bond Exchange, Reimbursement, Pledge and Security Agreement dated July 1, 2015 between the Federal Home Loan Mortgage Corporation and ATAX TEBS III, LLC (incorporated herein by reference to Exhibit 10.3 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2015).

10.5 Series Certificate Agreement dated July 1, 2015 between the Federal Home Loan Mortgage Corporation, in its corporate capacity, and the Federal Home Loan Mortgage Corporation, in its capacity as administrator (incorporated herein by reference to Exhibit 10.4 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2015).

10.6 Limited Support Agreement dated July 1, 2015 between America First Multifamily Investors, L.P. and the Federal Home Loan Mortgage Corporation (incorporated herein by reference to Exhibit 10.5 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2015).

10.7 Rate Cap Agreement dated July 8, 2015 between ATAX TEBS III, LLC and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.6 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2015).

10.8 Rate Cap Agreement dated July 8, 2015 between ATAX TEBS III, LLC and the Royal Bank of Canada (incorporated herein by reference to Exhibit 10.7 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2015).

10.9 Rate Cap Agreement dated July 8, 2015 between ATAX TEBS III, LLC and Sumitomo Mitsui Banking Corporation (incorporated herein by reference to Exhibit 10.8 to Form 8-K (No. 000-24843), filed by the Partnership on July 16, 2015).

31.1  Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2  Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1  Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2  Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 The following materials from the Partnership’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets on September 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Partners’ Capital for the three and nine months ended September 30, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2015 and 2014, and (vi) Notes to Condensed Consolidated Financial Statements. Such materials are presented with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         AMERICA FIRST MULTIFAMILY INVESTORS, L.P.

Date: November 5, 2015	By:	/s/ Chad L. Daffer
Chad L. Daffer
Chief Executive Officer

Date: November 5, 2015	By:	/s/ Craig S. Allen
Craig S. Allen
Chief Financial Officer